Form 10-Q
period 2016-04-29
Denali Holding Inc.
filed 2016-06-10
CIK 1571996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2016
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number:

Denali Holding Inc.

(Exact name of registrant as specified in its charter)

Delaware	80-0890963
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Dell Way, Round Rock, Texas 78682
(Address of principal executive offices) (Zip Code)

1-800-289-3355
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of the close of business on June 6, 2016, there were 306,551,222 shares of Denali's Series A common stock outstanding, 98,181,818 shares of Denali's Series B common stock outstanding, and 334,116 shares of Denali's Series C common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report includes “forward-looking statements.” The words “may,” “will,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “aim,” “seek” and similar expressions as they relate to us or our management are intended to identify these forward-looking statements. All statements by us regarding our expected financial position, revenues, cash flows and other operating results, business strategy, legal proceedings and similar matters are forward-looking statements. Our expectations expressed or implied in these forward-looking statements may not turn out to be correct. Our results could be materially different from our expectations because of various risks, including the risks described in the section titled “Risk Factors — Risk Factors Relating to Denali, Dell and EMC — Risk Factors Relating to Denali and Dell” of the proxy statement/prospectus dated June 6, 2016 forming part of our registration statement on Form S-4 (Registration No. 333-208524) filed with the Securities and Exchange Commission. Any forward-looking statement speaks only as of the date as of which such statement is made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances, including unanticipated events, after the date as of which such statement was made.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS
DENALI HOLDING INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in millions; unaudited)

	April 29, 2016	January 29, 2016
ASSETS
Current assets:
Cash and cash equivalents	$6,139	$6,576
Accounts receivable, net	5,075	5,092
Short-term financing receivables, net	2,855	2,915
Inventories, net	1,655	1,643
Other current assets	3,321	3,508
Current assets held for sale	1,719	1,721
Total current assets	20,764	21,455
Property, plant, and equipment, net	1,684	1,755
Long-term investments	101	114
Long-term financing receivables, net	2,190	2,177
Goodwill	9,797	9,797
Intangible assets, net	8,663	9,190
Other non-current assets	680	634
Total assets	$43,879	$45,122

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$2,465	$2,981
Accounts payable	12,412	12,761
Accrued and other	4,193	4,377
Short-term deferred revenue	4,414	4,257
Current liabilities held for sale	464	614
Total current liabilities	23,948	24,990
Long-term debt	10,679	10,650
Long-term deferred revenue	4,484	4,422
Other non-current liabilities	3,036	3,488
Total liabilities	42,147	43,550
Commitments and contingencies (Note 9)
Redeemable shares	165	106
Stockholders' equity:
Common stock and capital in excess of $.01 par value; shares authorized: 700 (Series A: 350, Series B: 150, Series C: 200); shares issued and outstanding: 405 (Series A: 307, Series B: 98) and 405 (Series A: 307, Series B: 98), respectively	5,681	5,727
Accumulated deficit	(3,883)	(3,937)
Accumulated other comprehensive loss	(356)	(324)
Total Denali stockholders’ equity	1,442	1,466
Non-controlling interest	125	—
Total stockholders' equity	1,567	1,466
Total liabilities and stockholders' equity	$43,879	$45,122

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DENALI HOLDING INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions, except per share amounts; unaudited)

	Three Months Ended
	April 29, 2016	May 1, 2015
Net revenue:
Products	$10,322	$10,660
Services, including software related	2,212	2,178
Total net revenue	12,534	12,838
Cost of net revenue:
Products	8,887	9,456
Services, including software related	1,229	1,253
Total cost of net revenue	10,116	10,709
Gross margin	2,418	2,129
Operating expenses:
Selling, general, and administrative	2,246	2,139
Research, development, and engineering	333	325
Total operating expenses	2,579	2,464
Operating loss	(161)	(335)
Interest and other, net	(205)	(179)
Loss from continuing operations before income taxes	(366)	(514)
Income tax provision (benefit)	60	(38)
Net loss from continuing operations	(426)	(476)
Income (loss) from discontinued operations, net of income taxes	481	(28)
Net income (loss)	$55	$(504)

Income (loss) per share - basic:
Continuing operations	$(1.05)	$(1.17)
Discontinued operations	1.19	(0.07)
Earnings (loss) per share - basic	$0.14	$(1.24)

Income (loss) per share - diluted:
Continuing operations	$(1.05)	$(1.17)
Discontinued operations	1.19	(0.07)
Earnings (loss) per share - diluted	$0.14	$(1.24)

Weighted-average shares outstanding:
Basic	405	405
Diluted	405	405
 The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DENALI HOLDING INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions; unaudited)

	Three Months Ended
	April 29, 2016	May 1, 2015
Net income (loss)	$55	$(504)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	79	(33)

Cash flow hedges
Change in unrealized gains (losses)	(165)	(6)
Reclassification adjustment for net (gains) losses included in net income (loss)	54	(184)
Net change	(111)	(190)

Total other comprehensive loss, net of tax benefit of $11 and $13, respectively	(32)	(223)
Comprehensive income (loss), net of tax	$23	$(727)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DENALI HOLDING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Three Months Ended
	April 29, 2016	May 1, 2015
Cash flows from operating activities:
Net income (loss)	$55	$(504)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	692	718
Stock-based compensation expense	14	18
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	27	4
Deferred income taxes	(586)	(5)
Provision for doubtful accounts — including financing receivables	26	40
Other	46	29
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	108	(259)
Financing receivables	73	(68)
Inventories	(20)	170
Other assets	126	28
Accounts payable	(440)	(600)
Deferred revenue	163	133
Accrued and other liabilities	(347)	(599)
Change in cash from operating activities	(63)	(895)
Cash flows from investing activities:
Investments:
Purchases	—	(2)
Maturities and sales	12	—
Capital expenditures	(92)	(114)
Proceeds from sale of facilities, land, and other assets	4	—
Collections on purchased financing receivables	16	25
Divestitures of businesses, net of cash transferred	—	8
Change in cash from investing activities	(60)	(83)
Cash flows from financing activities:
Contributions from non-controlling interests, net	102	—
Issuance of common stock under employee plans	—	1
Payments for debt issuance costs	(2)	(6)
Proceeds from debt	552	2,025
Repayments of debt	(1,041)	(1,662)
Other	2	—
Change in cash from financing activities	(387)	358
Effect of exchange rate changes on cash and cash equivalents	73	(4)
Change in cash and cash equivalents	(437)	(624)
Cash and cash equivalents at beginning of the period	6,576	5,398
Cash and cash equivalents at end of the period	$6,139	$4,774

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DENALI HOLDING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 — EMC MERGER TRANSACTION, DIVESTITURE AND BASIS OF PRESENTATION

EMC Merger Transaction — On October 12, 2015, Denali Holding Inc. (“Parent,” “Denali” or "Denali Holding") entered into an agreement and plan of merger (the “EMC merger agreement”) with EMC Corporation (“EMC”), Dell Inc. (“Dell”) and Universal Acquisition Co., a direct wholly-owned subsidiary of Parent (“EMC Merger Sub”). Pursuant to the EMC merger agreement, EMC Merger Sub will merge with and into EMC ("the EMC merger"), with EMC continuing as the surviving corporation and a wholly-owned subsidiary of Parent.

Upon the closing of the EMC merger, each share of EMC common stock, par value $0.01 per share ("EMC common stock") owned immediately prior to the effective time of the EMC merger (other than shares owned by Parent, EMC Merger Sub, EMC or any of its wholly-owned subsidiaries, and other than shares with respect to which EMC’s shareholders are entitled to and properly exercise appraisal rights) automatically will be converted into the right to receive the merger consideration, consisting of (1) $24.05 in cash, without interest, and (2) a number of shares of validly issued, fully paid and non-assessable Class V common stock of Parent (the “Class V Common Stock”) equal to the quotient (rounded to the nearest five decimal points) obtained by dividing (A) 222,966,450 by (B) the aggregate number of shares of EMC common stock issued and outstanding immediately prior to the effective time of the EMC merger, plus cash in lieu of any fractional shares. No fractional shares of Class V Common Stock will be issued in the EMC merger. The approximately 223 million shares of Class V Common Stock issuable in the EMC merger (assuming EMC shareholders are not entitled to or do not properly exercise appraisal rights) are intended to track and reflect the economic performance of approximately 65% of EMC’s current economic interest in the business of VMware, Inc. ("VMware"), which currently consists of approximately 343 million shares of VMware common stock. Based on the number of shares of EMC common stock Parent currently expects will be issued and outstanding immediately prior to the completion of the EMC merger, it is estimated that EMC shareholders will receive in the EMC merger approximately 0.111 shares of Class V Common Stock for each share of EMC common stock.

The EMC merger will be financed with a combination of equity and debt financing and cash on hand. Parent has obtained committed equity financing for up to $4.25 billion in the aggregate from Michael S. Dell, Chairman, Chief Executive Officer and founder of Dell, a separate property trust for the benefit of Mr. Dell's wife, MSDC Denali Investors, L.P. and MSDC Denali EIV, LLC (the “MSD Partners Funds”), funds affiliated with Silver Lake Partners, and an affiliate of Temasek Holdings (Private) Limited. Parent also has obtained debt financing commitments for up to $49.5 billion in the aggregate from financial institutions for the purpose of financing the EMC merger and refinancing certain existing indebtedness of Parent and EMC. The obligations of the lenders under Parent’s debt financing commitments are subject to a number of customary conditions. Parent’s debt financing commitments will terminate upon the earlier of the termination of the EMC merger agreement in accordance with its terms and December 16, 2016. In addition, each of Parent and EMC has agreed to make available a certain amount of cash on hand (at least $2.95 billion, in the case of Parent, and $4.75 billion, in the case of EMC) at the completion of the EMC merger for the purpose of financing the transactions contemplated by the EMC merger agreement.

The completion of the EMC merger is subject to specified conditions, including (a) approval by EMC’s shareholders, (b) the absence of an order or law prohibiting consummation of the transactions contemplated by the EMC merger agreement, (c) the effectiveness of the registration statement of Parent registering the shares of Class V Common Stock issuable in connection with the EMC merger and (d) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of certain foreign antitrust approvals. In addition, each party’s obligation to consummate the EMC merger is subject to other conditions, including (1) the accuracy of the other party’s representations and warranties (including the absence of a material adverse effect), (2) the other party’s compliance with its obligations, (3) receipt by each party of an opinion of counsel, dated as of the date of the EMC merger, as to certain tax matters and (4) the listing of the Class V Common Stock on the New York Stock Exchange or the Nasdaq Stock Market.

The EMC merger agreement contains specified termination rights for both Parent and EMC, including that either party may terminate the EMC merger agreement if the EMC merger is not consummated by December 16, 2016, if any governmental authority has adopted any law or regulation prohibiting or rendering the consummation of the EMC merger permanently illegal, or if any governmental authority has issued an order, decree or ruling or taken any other action permanently restraining, enjoining or otherwise prohibiting the EMC merger, and such order, decree or ruling has become final and nonappealable. If the EMC merger agreement is terminated under certain specified circumstances, including in connection with EMC’s entry into a definitive agreement for a superior proposal, EMC must pay Parent a termination fee of $2.5 billion. Further, if the EMC

DENALI HOLDING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

merger agreement is terminated under specified circumstances and, within 12 months after the termination, EMC enters into a definitive agreement providing for, or consummates, an acquisition proposal, EMC will be obligated to pay Parent a termination fee of $2.5 billion. The EMC merger agreement also provides that Parent and Dell will be obligated to pay EMC a reverse termination fee of $4 billion under specified circumstances and, in certain instances, an alternative reverse termination fee of $6 billion.

Other than the recognition of certain expenses related to the EMC merger, there was no impact of the EMC merger on the accompanying Unaudited Condensed Consolidated Financial Statements.

Divestiture — On March 27, 2016, Dell entered into a definitive agreement with NTT Data International L.L.C. to divest substantially all of Dell Services, including the Dell Services Federal Government business, for cash consideration of approximately $3.1 billion. Dell Services includes business process outsourcing, application management, and infrastructure services. The pending transaction does not include the global support, deployment, and professional services offerings. In accordance with applicable accounting guidance, the results of Dell Services are presented as discontinued operations in the Condensed Consolidated Statements of Income (Loss) and, as such, have been excluded from both continuing operations and segment results for all periods presented. Further, the Company has reclassified the related assets and liabilities as held for sale in the accompanying Condensed Consolidated Statements of Financial Position. See Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information.

SecureWorks Initial Public Offering — On April 27, 2016, SecureWorks Corp. (“SecureWorks”) completed a registered underwritten initial public offering ("IPO") of its Class A common stock. Prior to the IPO, Denali owned indirectly, through Dell and Dell's subsidiaries, 100% of the outstanding equity interest in SecureWorks. As of April 29, 2016, Denali held approximately 86.8% of the outstanding equity interest in SecureWorks, which represented approximately 98.5% of the combined voting power of both classes of the SecureWorks common stock outstanding. The results of the SecureWorks operations are recorded in Corporate. See Note 12 and Note 15 of the Notes to the Unaudited Condensed Consolidated Financial Statements for more information.

Going-Private Transaction — On October 29, 2013, Dell was acquired by Denali in a merger transaction pursuant to an agreement and plan of merger, dated as of February 5, 2013, as amended. Denali is a Delaware corporation owned by Michael S. Dell and a separate property trust for the benefit of Mr. Dell’s wife, investment funds affiliated with Silver Lake Partners, the MSD Partners Funds, and certain members of Dell’s management and other investors. Mr. Dell serves as Chairman and Chief Executive Officer of Denali and Dell.

Basis of Presentation — The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of Denali Holding (individually and together with its consolidated subsidiaries, "the Company") as of April 29, 2016 and January 29, 2016, the results of its operations and corresponding comprehensive income (loss) for the three months ended April 29, 2016 and May 1, 2015, and its cash flows for three months ended April 29, 2016 and May 1, 2015. The accompanying Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and accompanying Notes in the Company's Annual Report for the fiscal year ended January 29, 2016 ("Fiscal 2016").

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company's Condensed Consolidated Financial Statements and the accompanying Notes. Actual results could differ materially from those estimates. The results of operations, comprehensive income (loss), and cash flows for the three months ended April 29, 2016 and May 1, 2015 are not necessarily indicative of the results to be expected for the full fiscal year or for any other fiscal period.

The Company's fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. The fiscal year ending February 3, 2017 ("Fiscal 2017") will be a 53-week period.

DENALI HOLDING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Recently Issued Accounting Pronouncements

Revenue from Contracts with Customers — In May 2014, the Financial Accounting Standards Board ("FASB") issued amended guidance on the recognition of revenue from contracts with customers. The objective of the new standard is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The new standard requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB approved a one-year deferral of the effective date of this standard. Public entities are required to adopt the new standard for fiscal years, and interim periods within those years, beginning after December 15, 2017, with the option of applying the standard as early as the original effective date for public entities. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact of the new guidance, the effective date, and the method of adoption.

Presentation of Debt Issuance Costs — In April 2015, the FASB issued amended guidance which changes the classification of debt issuance costs in the Consolidated Statements of Financial Position. The new guidance requires debt issuance costs to be presented as a direct deduction from the carrying amount of the related debt liability consistent with the presentation of debt discounts, rather than as an asset as currently presented. The guidance related to recognition and measurement of debt issuance costs remains unchanged. The Company implemented the new presentation in the three months ended April 29, 2016 on a retrospective basis, and except for the reclassification of debt issuance costs of $128 million as of January 29, 2016 in the accompanying Condensed Consolidated Statements of Financial Position, there was no other impact to the Consolidated Financial Statements.

Recognition and Measurement of Financial Assets and Financial Liabilities — In January 2016, the FASB issued amended guidance on Recognition and Measurement of Financial Assets and Financial Liabilities. The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Public entities must adopt the new guidance for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company is currently evaluating the impact that the standard will have on the Consolidated Financial Statements.

Leases — In February 2016, the FASB issued amended guidance on the accounting for leasing transactions. The primary objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  Public entities must adopt the new guidance for reporting periods beginning after December 15, 2018, with early adoption permitted. Companies are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company is currently evaluating the impact that the standard will have on the Consolidated Financial Statements.

Improvements to Employee Share-Based Payment Accounting — In March 2016, the FASB issued amended guidance on the accounting for employee share-based payments. The topics that were amended in the update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Public entities must adopt the new guidance for fiscal years, and interim periods within those years, beginning after December 2016. The Company is currently evaluating the impact that the standard will have on the Consolidated Financial Statements.

DENALI HOLDING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 2 —DISCONTINUED OPERATIONS

On March 27, 2016, Dell entered into a definitive agreement with NTT Data International L.L.C. to divest substantially all of Dell Services, including the Dell Services Federal Government business. Dell Services includes business process outsourcing, application management, and infrastructure services. The pending transaction does not include the global support, deployment, and professional services offerings. At the completion of the sale, total cash consideration, which may vary due to working capital adjustments included in the transaction agreement, is expected to be between $2.9 billion and $3.1 billion, which would result in an estimated pre-tax gain on sale of approximately $1.7 billion to $2.0 billion.

In connection with the sale, the Company expects to enter into various agreements that will provide a framework for the relationships between the parties after the sale, including, among others, a transition services agreement, intellectual property license agreements, and commercial support agreements.

In accordance with applicable accounting guidance, the Company concluded that Dell Services has met the criteria for discontinued operations reporting as of April 29, 2016. Accordingly, the Company reclassified the financial results of Dell Services to discontinued operations in the Condensed Consolidated Statements of Income (Loss) for all periods presented. The financial results of Dell Services are presented as “Income (loss) from discontinued operations, net of income taxes” on the accompanying Condensed Consolidated Statements of Income (Loss) for the three months ended April 29, 2016 and May 1, 2015. The Company reclassified the related assets and liabilities as “Current assets held for sale” and “Current liabilities held for sale” on the accompanying Condensed Consolidated Statements of Financial Position as of April 29, 2016 and January 29, 2016. The pending transaction is expected to close in the third quarter of Fiscal 2017, subject to the satisfaction of customary closing conditions, including approvals from regulatory authorities. Cash flows from the Company's discontinued operations are included in the Condensed Consolidated Statements of Cash Flows.

The following table presents key financial results of Dell Services included in “Income (loss) from discontinued operations, net of income taxes” for the three months ended April 29, 2016 and May 1, 2015:

	Three Months Ended
	April 29, 2016	May 1, 2015
	(in millions)
Net revenue	$674	$700
Cost of net revenue	541	592
Operating expenses	113	102
Income from discontinued operations before income tax	20	6
Income tax provision (benefit) (a)	(461)	34
Income (loss) from discontinued operations, net of income taxes	$481	$(28)
____________________
(a) The tax benefit recorded during the three months ended April 29, 2016 is primarily due to temporary differences arising from outside basis differences in the stock entities to be disposed, offset by a valuation allowance.  The net deferred tax asset recorded based on the estimated amount realizable was $469 million.

Depreciation and amortization ceased upon determination that the held for sale criteria were met during the three months ended April 29, 2016. The significant cash flow items from discontinued operations for the three months ended April 29, 2016 and May 1, 2015 were as follows:

	Three Months Ended
	April 29, 2016	May 1, 2015
	(in millions)
Depreciation and amortization	$32	$55
Capital expenditures	$(19)	$(22)

DENALI HOLDING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents the major classes of assets and liabilities as of April 29, 2016 and January 29, 2016 related to Dell Services which were classified as held for sale:

	April 29, 2016	January 29, 2016
	(in millions)
ASSETS
Current assets:
Accounts receivable, net	$454	$443
Other current assets	60	73
Total current assets	514	516
Property, plant, and equipment, net	514	515
Goodwill	252	252
Intangible assets, net	376	388
Other non-current assets	54	50
Total assets (a)	$1,710	$1,721

LIABILITIES
Current liabilities:
Accounts payable	$138	$173
Accrued and other	154	180
Short-term deferred revenue	77	82
Total current liabilities	369	435
Long-term deferred revenue	47	53
Other non-current liabilities	48	126
Total liabilities	$464	$614
____________________
(a) The table above excludes approximately $9 million of property, plant, and equipment, net as of April 29, 2016 which was classified as held for sale but was not related to the Dell Services divestiture.

DENALI HOLDING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 3 — FAIR VALUE MEASUREMENTS

The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of April 29, 2016 and January 29, 2016:

	April 29, 2016 (a)				January 29, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(in millions)
Assets:
Cash equivalents:
Money market funds	$3,256	$—	$—	$3,256	$3,832	$—	$—	$3,832
Derivative instruments	—	38	—	38	—	195	—	195
Common stock purchase agreement	—	—	—	—	—	—	10	10
Total assets	$3,256	$38	$—	$3,294	$3,832	$195	$10	$4,037
Liabilities:
Derivative instruments	$—	$139	$—	$139	$—	$12	$—	$12
Debt - Other	—	—	—	—	—	—	28	28
Common stock purchase agreement	—	—	6	6	—	—	—	—
Total liabilities	$—	$139	$6	$145	$—	$12	$28	$40
____________________
(a) The Company did not transfer any securities between levels during the three months ended April 29, 2016.

The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value:

Money Market Funds — The Company's money market funds are classified as cash equivalents with original maturities of 90 days or less and are recognized at fair value. The valuations of these securities are based on quoted prices in active markets for identical assets, when available, or pricing models whereby all significant inputs are observable or can be derived from or corroborated by observable market data. The Company reviews security pricing and assesses liquidity on a quarterly basis.

Derivative Instruments — The Company's derivative financial instruments consist primarily of foreign currency forward and purchased option contracts and interest rate swaps. The fair value of the portfolio is determined using valuation models based on market observable inputs, including interest rate curves, forward and spot prices for currencies, and implied volatilities. Credit risk is also factored into the fair value calculation of the Company's derivative instrument portfolio. See Note 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements for a description of the Company's derivative financial instrument activities.

Debt - Other — As of January 29, 2016, the Company recognized a portion of its short-term debt at fair value. This debt was represented by promissory notes issued on August 3, 2015 and September 14, 2015, which were extinguished during the three months ended April 29, 2016. The Company determined fair value using a discounted cash flow model which included significant unobservable inputs and assumptions.  The unobservable inputs used include projected cash outflows over varying possible maturity dates, weighted by the probability of those possible outcomes, along with assumed discount rates.

Common Stock Purchase Agreements — The equity financing agreements obtained by Parent in connection with the EMC merger transaction described in Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements permit

DENALI HOLDING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Michael S. Dell, the MSD Partners Funds, Silver Lake Partners, and Temasek Holdings (Private) Limited ("Temasek") to purchase Parent common stock at a fixed price per share contingent on the closing of the EMC merger transaction. Each agreement also provides for a price protection in the event additional equity investors purchase Parent common stock at a lower price. The agreements with Michael S. Dell, the MSD Partners Funds, and Silver Lake Partners are not required to be remeasured to fair value and are effectively capital commitments, because of the degree of control and influence such persons can exercise over Parent, including control over when and at what price Parent will issue new shares, as well as the fact that the equity agreements were entered into solely for the purpose of financing the EMC merger transaction. The provision relating to price protection is considered substantive to Temasek as an unrelated party. Consequently, the Company has recognized the contract as an asset or liability, initially recorded at fair value of zero, with subsequent changes in fair value recorded in earnings. As of April 29, 2016, the Company recorded a liability of $6 million related to the Temasek equity contract.

The Company determined the fair value of this forward contract using a Black-Scholes valuation model, which included significant unobservable inputs and assumptions. The unobservable inputs used include the current value of the Parent common stock, which was estimated based on a combination of a discounted cash flow methodology and a market approach, the probability of the EMC merger occurring, the time period to contract expiration, and the probability that Parent will issue its shares below the foregoing fixed price per share. Varying these inputs could materially alter the fair value recognized for this instrument.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis — Certain assets are measured at fair value on a nonrecurring basis and therefore are not included in the recurring fair value table above. These assets consist primarily of non-financial assets such as goodwill and intangible assets and investments accounted for under the cost method. See Note 7 of the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information about goodwill and intangible assets. Investments accounted for under the cost method are measured at fair value initially. Subsequently, when there is an indicator of impairment, the impairment is recognized.

DENALI HOLDING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 4 — FINANCIAL SERVICES

Dell Financial Services

The Company offers or arranges various financing options and services for its business and consumer customers in the United States, Canada, Europe, and Mexico through Dell Financial Services and its affiliates (collectively, "DFS"). The key activities of DFS include the origination, collection, and servicing of customer receivables primarily related to the purchase of Dell products and services. New financing originations, which represent the amounts of financing provided by DFS to customers for equipment and related software and services, including third-party originations, were $0.8 billion and $0.9 billion for the three months ended April 29, 2016 and May 1, 2015, respectively.

The Company's financing receivables are aggregated into the following categories:

•
Revolving loans — Revolving loans offered under private label credit financing programs provide qualified customers with a revolving credit line for the purchase of products and services offered by Dell. These private label credit financing programs are referred to as Dell Preferred Account ("DPA") and Dell Business Credit ("DBC"). The DPA product is primarily offered to individual consumer customers, and the DBC product is primarily offered to small and medium-sized commercial customers. Revolving loans in the United States bear interest at a variable annual percentage rate that is tied to the prime rate. Based on historical payment patterns, revolving loan transactions are typically repaid within twelve months on average.

•
Fixed-term sales-type leases and loans — The Company enters into sales-type lease arrangements with customers who desire lease financing. Leases with business customers have fixed terms of generally two to four years. Future maturities of minimum lease payments as of April 29, 2016 were as follows: Fiscal 2017 - $1,232 million; Fiscal 2018 - $1,166 million; Fiscal 2019 - $587 million; Fiscal 2020 - $154 million; Fiscal 2021 and beyond - $29 million. The Company also offers fixed-term loans to qualified small businesses, large commercial accounts, governmental organizations, educational entities, and certain individual consumer customers. These loans are repaid in equal payments including interest and have defined terms of generally three to five years.

The following table summarizes the components of the Company's financing receivables segregated by portfolio segment as of April 29, 2016 and January 29, 2016:

	April 29, 2016			January 29, 2016
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total
	(in millions)
Financing Receivables, net:
Customer receivables, gross	$1,091	$3,656	$4,747	$1,173	$3,637	$4,810
Allowances for losses	(107)	(58)	(165)	(118)	(58)	(176)
Customer receivables, net	984	3,598	4,582	1,055	3,579	4,634
Residual interest	—	463	463	—	458	458
Financing receivables, net	$984	$4,061	$5,045	$1,055	$4,037	$5,092
Short-term	$984	$1,871	$2,855	$1,055	$1,860	$2,915
Long-term	$—	$2,190	$2,190	$—	$2,177	$2,177

DENALI HOLDING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the changes in the allowance for financing receivable losses for the respective periods:

	Three Months Ended
	April 29, 2016			May 1, 2015
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total
	(in millions)
Allowance for financing receivable losses:
Balance at beginning of period	$118	$58	$176	$145	$49	$194
Charge-offs, net of recoveries	(25)	(3)	(28)	(31)	(2)	(33)
Provision charged to income statement	14	3	17	20	6	26
Balance at end of period	$107	$58	$165	$134	$53	$187

The following table summarizes the aging of the Company's customer financing receivables, gross, including accrued interest, as of April 29, 2016 and January 29, 2016, segregated by class:

	April 29, 2016				January 29, 2016
	Current	Past Due 1 — 90 Days	Past Due > 90 Days	Total	Current	Past Due 1 — 90 Days	Past Due > 90 Days	Total
	(in millions)
Revolving — DPA	$764	$81	$28	$873	$812	$99	$36	$947
Revolving — DBC	197	16	5	218	202	20	4	226
Fixed-term — Consumer and Small Commercial	244	8	2	254	315	13	1	329
Fixed-term — Medium and Large Commercial	3,254	123	25	3,402	3,131	171	6	3,308
Total customer receivables, gross	$4,459	$228	$60	$4,747	$4,460	$303	$47	$4,810

DENALI HOLDING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Credit Quality

The following table summarizes customer receivables, gross, including accrued interest, by credit quality indicator segregated by class, as of April 29, 2016 and January 29, 2016. The categories shown in the table below segregate customer receivables based on the relative degrees of credit risk. The credit quality indicators for DPA revolving accounts are measured primarily as of each quarter-end date, while all other indicators are generally updated on a periodic basis.

For DPA revolving receivables shown in the table below, the Company makes credit decisions based on proprietary scorecards, which include the customer's credit history, payment history, credit usage, and other credit agency-related elements. The higher quality category includes prime accounts generally of a higher credit quality that are comparable to U.S. customer FICO scores of 720 or above. The mid-category represents the mid-tier accounts that are comparable to U.S. customer FICO scores from 660 to 719. The lower category is generally sub-prime and represents lower credit quality accounts that are comparable to U.S customer FICO scores below 660. For the DBC revolving receivables and fixed-term commercial receivables shown in the table below, an internal grading system is utilized that assigns a credit level score based on a number of considerations, including liquidity, operating performance, and industry outlook. The grading criteria and classifications for the fixed-term products differ from those for the revolving products as loss experience varies between these product and customer groups. The credit quality categories cannot be compared between the different classes as loss experience varies substantially between the classes.

	April 29, 2016				January 29, 2016
	Higher	Mid	Lower	Total	Higher	Mid	Lower	Total
	(in millions)
Revolving — DPA	$140	$253	$480	$873	$148	$270	$529	$947
Revolving — DBC	$65	$65	$88	$218	$68	$65	$93	$226
Fixed-term — Consumer and Small Commercial	$58	$120	$76	$254	$93	$136	$100	$329
Fixed-term — Medium and Large Commercial	$1,529	$1,160	$713	$3,402	$1,597	$1,075	$636	$3,308

Securitizations and Structured Financing Debt

The Company transfers certain U.S. customer financing receivables to Special Purpose Entities ("SPEs") that meet the definition of a Variable Interest Entity ("VIE") and are consolidated, along with the associated debt, into the Company's Consolidated Financial Statements, as the Company is the primary beneficiary of those VIEs. These SPEs are bankruptcy remote legal entities with separate assets and liabilities. The purpose of these SPEs is to facilitate the funding of customer receivables in the capital markets.

The following table shows financing receivables held by the consolidated VIEs as of the respective dates:

	April 29, 2016	January 29, 2016
	(in millions)
Financing receivables held by consolidated VIEs, net:
Short-term, net	$2,061	$2,125
Long-term, net	1,212	1,215
Financing receivables held by consolidated VIEs, net	$3,273	$3,340

Financing receivables transferred via securitization through SPEs were $0.6 billion and $1.0 billion for the three months ended April 29, 2016 and May 1, 2015, respectively.

Some of the SPEs have entered into financing arrangements with multi-seller conduits that, in turn, issue asset-backed debt securities in the capital markets. The Company's risk of loss related to securitized receivables is limited to the amount by which

DENALI HOLDING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

the Company's right to receive collections for assets securitized exceeds the amount required to pay interest, principal, and fees and expenses related to the asset-backed securities. The Company provides credit enhancement to the securitization in the form of over-collateralization.

The Company's total structured financing debt, which is collateralized by financing receivables in the United States, Canada, and Europe, was $3.4 billion as of both April 29, 2016 and January 29, 2016 under the following programs:

•
The structured financing debt program in the United States, which is related to the fixed-term lease and loan securitization program and the revolving loan securitization program, was $1.5 billion and $1.3 billion as of April 29, 2016 and January 29, 2016, respectively. This debt is collateralized solely by the U.S financing receivables in the programs. The debt has a variable interest rate and the duration of this debt is based on the terms of the underlying financing receivables. As of April 29, 2016, the total debt capacity related to the securitization programs was $2.1 billion. The Company enters into interest swap agreements to effectively convert the portion of its structured financing debt from a floating rate to a fixed rate. See Note 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information about interest rate swaps.

The Company's securitization programs became effective on October 29, 2013. The revolving program, which was extended during the first quarter of Fiscal 2017, is effective for four and one-half years. The fixed term program, which was extended during the first quarter of Fiscal 2016, is effective for four and one-half years. The programs contain standard structural features related to the performance of the securitized receivables which include defined credit losses, delinquencies, average credit scores, and minimum collection requirements. In the event one or more of these criteria are not met and the Company is unable to restructure the program, no further funding of receivables will be permitted and the timing of the Company's expected cash flows from over-collateralization will be delayed. As of April 29, 2016, these criteria were met.

•
The Company may periodically issue asset-backed debt securities to private investors. As of April 29, 2016, the associated debt balance of these securities was $1.3 billion. The asset-backed debt securities are collateralized solely by the U.S. fixed-term financing receivables in the offerings, which are held by SPEs. The interest rate on these securities is fixed and ranges from 0.26% to 3.61% and the duration of these securities is based on the terms of the underlying financing receivables.

•
In connection with the Company's international financing operations, the Company has entered into revolving structured financing debt programs related to its fixed-term lease and loan products sold in Canada and Europe. As of April 29, 2016, the Canadian program, which was extended during the three months ended April 29, 2016, had a total debt capacity of $175 million. This program is effective for two years, beginning on April 15, 2016, and is collateralized solely by the Canadian financing receivables. The European program, which was extended during the three months ended May 1, 2015, is effective for four years, beginning on December 23, 2013. The program is collateralized solely by the European financing receivables and had a total debt capacity of $679 million as of April 29, 2016. The aggregate outstanding balances of the Canadian and European revolving structured loans as of April 29, 2016 and January 29, 2016 were $598 million and $559 million, respectively.

Financing Receivable Sales

To manage certain concentrations of customer credit exposure, the Company may sell selected fixed-term financing receivables to unrelated third parties on a periodic basis. During the three months ended April 29, 2016, the amount of financing receivables sold was $80 million. During the three months ended May 1, 2015, the Company did not have any material sales of financing receivables.

DENALI HOLDING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 5 — DEBT

The following table summarizes the Company's outstanding debt as of the dates indicated:

	April 29, 2016	January 29, 2016
	(in millions)
Secured Debt
Structured financing debt	$3,405	$3,411
3.75% Floating rate due October 2018 ("Term Loan C Facility")	919	1,003
4.00% Floating rate due April 2020 ("Term Loan B Facility")	4,317	4,329
4.00% Floating rate due April 2020 ("Term Loan Euro Facility")	923	891
5.625% due October 2020 ("Senior First Lien Notes")	1,400	1,400
Unsecured Notes and Debentures
3.10% due April 2016	—	400
5.65% due April 2018	500	500
5.875% due June 2019	600	600
4.625% due April 2021	400	400
7.10% due April 2028	300	300
6.50% due April 2038	388	388
5.40% due September 2040	265	265
Other	62	93
Total debt, principal amount	13,479	13,980
Unamortized discount, net of unamortized premium	(216)	(221)
Debt issuance costs	(119)	(128)
Total debt, carrying value	$13,144	$13,631
Total short-term debt	$2,465	$2,981
Total long-term debt	$10,679	$10,650

To finance the acquisition of Dell by Denali Holding, the Company issued $13.9 billion in debt, which included borrowings under the Term Loan facilities and the ABL Credit Facility, proceeds from the sale of the Senior First Lien Notes and other notes, as well as borrowings under the structured financing debt programs. During the three months ended April 29, 2016, the Company repaid $0.4 billion of maturing Unsecured Notes and Debentures as well as $0.1 billion of Term Loan facilities.

Term Loan Facilities — The $1.5 billion Term Loan C Facility was issued on October 29, 2013, and provides for equal quarterly principal amortization in an annual amount equal to 10% of the original principal amount in the first year of the agreement and increasing annual percentage amounts in subsequent years with the payment of the outstanding balance due at maturity, in October 2018. The annual principal amortization percentage is currently 22.5%. The $4.7 billion Term Loan B Facility and the €0.7 billion Term Loan Euro Facility were issued on October 29, 2013, and provide for quarterly principal amortization in an annual amount equal to 1% of the original principal amount and payment of the outstanding balances due at maturity in April 2020. On June 10, 2015, the Company refinanced and amended the Term Loan facilities to reduce interest rate floors and margins and to modify certain covenant requirements. The refinancing increased the outstanding Term Loan Euro Facility to €0.8 billion, which was offset by a decrease in the Term Loan B Facility to $4.4 billion. Borrowings under the Term Loan facilities bear interest, payable quarterly, at a rate per annum equal to an applicable margin, plus, at the borrowers’ option, either (a) a base rate or (b) a LIBOR rate for the applicable currency, in each case, subject to interest rate floors. Under the Term Loan facilities, if the Company has excess cash flows that are not reinvested in working capital, strategic investments, or finance activities on an annual basis and if the Company’s secured leverage ratio falls within certain thresholds, a percentage of the excess cash flows is required to be applied to prepay secured debt.

DENALI HOLDING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Senior First Lien Notes — The Senior First Lien Notes were issued on October 7, 2013 in an aggregate principal amount of
$1.5 billion and are payable in full at maturity, in October 2020. As of April 29, 2016, the outstanding balance of these notes was $1.4 billion. Interest on the Senior First Lien Notes is payable semiannually.

ABL Credit Facility — On October 29, 2013, the Company entered into a secured ABL Credit Facility to support its working capital needs. The maximum aggregate borrowings under this revolving credit facility are approximately $2.0 billion. Borrowings under the ABL Credit Facility are subject to a borrowing base, which consists of certain receivables and inventory. Available borrowings under the ABL Credit Facility are reduced by draws on the facility as well as letters of credit. As of April 29, 2016, there were no draws on the facility and, after taking into account outstanding letters of credit, available borrowings totaled $1.6 billion. Borrowings under the facility bear interest at a rate per annum equal to an applicable margin, plus, at the borrowers’ option, either (a) a base rate, (b) a LIBOR rate or (c) certain other applicable rates. The applicable margin under the facility is determined based on excess liquidity as a percentage of the maximum borrowing amount under the facility. The ABL Credit Facility will expire in October 2018.

The borrowers under the Term Loan facilities and the ABL Credit Facility and the co-issuers of the Senior First Lien Notes are subsidiaries of Dell Inc. Dell Inc. and substantially all of its domestic subsidiaries guarantee the borrowings under the Term
Loan facilities and the obligations under the Senior First Lien Notes. Dell Inc. and certain of its domestic subsidiaries guarantee the borrowings under the ABL Credit Facility. All borrowings and other obligations under the Term Loan facilities and the ABL Credit Facility generally are secured by first-priority or second-priority security interests in substantially all of the assets of Dell Inc., the borrowers under the facilities and the guarantors of the facilities, as well as by pledges of the equity interests of Dell Inc. and certain of its subsidiaries, and a portion of the equity interests of certain first-tier foreign subsidiaries of Dell Inc. All obligations under the Senior First Lien Notes are secured by a first-priority security interest in certain cash flow collateral and a second-priority security interest in other collateral securing the ABL Credit Facility.

Structured Financing Debt — As of both April 29, 2016 and January 29, 2016, the Company had $3.4 billion in outstanding structured financing debt, which was primarily related to the fixed-term lease and loan securitization programs and the revolving loan securitization programs. See Note 4 and Note 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further discussion of the structured financing debt and the interest rate swap agreements that hedge a portion of that debt.

Unsecured Notes and Debentures — The Company's Unsecured Notes and Debentures were issued by the Predecessor entity prior to the acquisition of Dell by Denali Holding. Interest on these borrowings is payable semiannually.

The total carrying value and estimated fair value of the outstanding Senior First Lien Notes and Unsecured Notes and Debentures, including the current portion, were $3.7 billion and $3.8 billion, respectively, as of April 29, 2016 and $4.1 billion and $4.2 billion, respectively, as of January 29, 2016. The total carrying value and estimated fair value of the Term Loan facilities, including the current portion, were $6.0 billion and $6.2 billion, respectively, as of April 29, 2016 and $6.1 billion and $6.2 billion, respectively, as of January 29, 2016. The fair value of the outstanding Senior First Lien Notes, the outstanding Unsecured Notes and Debentures, and the Term Loan facilities was determined based on observable market prices in a less active market and was categorized as Level 2 in the fair value hierarchy. The fair values of the other short-term debt and the structured financing debt approximate their carrying values due to their short-term maturities.

DENALI HOLDING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

As of April 29, 2016, aggregate future maturities of the Company's debt were as follows:

	Maturities by Fiscal Year
	2017 (remaining nine months)	2018	2019	2020	2021	Thereafter	Total
	(in millions)
Structured Financing Debt	$1,593	$1,202	$553	$49	$8	$—	$3,405
Term Loan Facilities and Senior First Lien Notes	300	428	334	53	6,444	—	7,559
Unsecured Notes and Debentures	—	—	500	600	—	1,353	2,453
Other	25	9	2	—	—	26	62
Total maturities, principal amount	1,918	1,639	1,389	702	6,452	1,379	13,479
Associated carrying value adjustments	(2)	(1)	(17)	(3)	(138)	(174)	(335)
Total maturities, carrying value amount	$1,916	$1,638	$1,372	$699	$6,314	$1,205	$13,144

Covenants and Restricted Net Assets — The credit agreements for the Term Loan facilities and the ABL Credit Facility and the indenture governing the Senior First Lien Notes contain covenants restricting the ability of the Company and its restricted subsidiaries, subject to specified exceptions, to incur additional debt, create liens on certain assets to secure debt, pay dividends and make other restricted payments, make certain investments, sell or transfer certain assets, consolidate, merge, sell or otherwise dispose of all or substantially all of their assets, and enter into certain transactions with affiliates. The Company designated certain subsidiaries as unrestricted subsidiaries for all purposes of credit agreements and the indenture as of August 1, 2015, the impact of which was not material to its financial position as of April 29, 2016 or results of operations for the three months then ended. The indentures governing the Unsecured Notes and Debentures contain covenants limiting the Company's ability to create certain liens, enter into sale-and-lease back transactions, and consolidate or merge with, or convey, transfer, or lease all or substantially all of its assets to, another person. The credit agreements and all such indentures contain customary events of default, including failure to make required payments, failure to comply with covenants, and the occurrence of certain events of bankruptcy and insolvency. The ABL Credit Facility requires compliance with conditions that must be satisfied prior to any borrowing and maintenance of a minimum fixed charge coverage ratio. The Company was in compliance with all financial covenants as of April 29, 2016.

DENALI HOLDING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 6 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Derivative Instruments

As part of its risk management strategy, the Company uses derivative instruments, primarily forward contracts, purchased options, and interest rate swaps to hedge certain foreign currency and interest rate exposures. The Company's objective is to offset gains and losses resulting from these exposures with gains and losses on the derivative contracts used to hedge the exposures, thereby reducing volatility of earnings and protecting the fair values of assets and liabilities. For derivatives designated as cash flow hedges, the Company assesses hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative and recognizes any ineffective portion of the hedge in earnings as a component of interest and other, net. Hedge ineffectiveness recognized in earnings was not material during the three months ended April 29, 2016 and May 1, 2015.

Foreign Exchange Risk

The Company uses forward contracts and purchased options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted transactions denominated in currencies other than the U.S. dollar. The risk of loss associated with purchased options is limited to premium amounts paid for the option contracts. The risk of loss associated with forward contracts is equal to the exchange rate differential from the time the contract is entered into until the time it is settled. The majority of these contracts typically expire in twelve months or less.

During the three months ended April 29, 2016 and May 1, 2015, the Company did not discontinue any cash flow hedges related to foreign exchange contracts that had a material impact on the Company's results of operations due to the probability that the forecasted cash flows would not occur.

The Company uses forward contracts to hedge monetary assets and liabilities denominated in a foreign currency. These contracts generally expire in three months or less, are considered economic hedges, and are not designated for hedge accounting. The change in the fair value of these instruments represents a natural hedge as their gains and losses offset the changes in the underlying fair value of the monetary assets and liabilities due to movements in currency exchange rates.

In connection with the expanded offerings of DFS in Europe, forward contracts are used to hedge financing receivables denominated in foreign currencies. The majority of these contracts expire within three years or less and are not designated for hedge accounting.

Interest Rate Risk

The Company uses interest rate swaps to hedge the variability in cash flows related to the interest rate payments on structured financing debt. The interest rate swaps economically convert the variable rate on the structured financing debt to a fixed interest rate to match the underlying fixed rate being received on fixed-term customer leases and loans. These contracts are not designated for hedge accounting and most expire within three years or less.

Interest rate swaps are utilized to manage the interest rate risk, at a portfolio level, associated with DFS operations in Europe. The interest rate swaps economically convert the fixed rate on financing receivables to a three-month Euribor floating rate basis in order to match the floating rate nature of the banks' funding pool. These contracts are not designated for hedge accounting and most expire within three years or less.

DENALI HOLDING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Notional Amounts of Outstanding Derivative Instruments

The notional amounts of the Company's outstanding derivative instruments were as follows as of the dates indicated:

	April 29, 2016	January 29, 2016
	(in millions)
Foreign Exchange Contracts
Designated as cash flow hedging instruments	$3,731	$3,947
Non-designated as hedging instruments	788	985
Total	$4,519	$4,932

Interest Rate Contracts
Non-designated as hedging instruments	$1,202	$1,017

Effect of Derivative Instruments on the Consolidated Statements of Financial Position and the Consolidated Statements of Income (Loss)

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in Accumulated OCI, Net of Tax, on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
(in millions)
For the three months ended April 29, 2016
		Total net revenue	$(45)
Foreign exchange contracts	$(165)	Total cost of net revenue	(8)
Interest rate contracts	—	Interest and other, net	—	Interest and other, net	$(1)
Total	$(165)		$(53)		$(1)

For the three months ended May 1, 2015
		Total net revenue	$173
Foreign exchange contracts	$(6)	Total cost of net revenue	11
Interest rate contracts	—	Interest and other, net	—	Interest and other, net	$—
Total	$(6)		$184		$—

DENALI HOLDING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Fair Value of Derivative Instruments in the Consolidated Statements of Financial Position
The Company presents its foreign exchange derivative instruments on a net basis in the Condensed Consolidated Statements of Financial Position due to the right of offset by its counterparties under master netting arrangements. The fair value of those derivative instruments presented on a gross basis as of each date indicated below was as follows:

	April 29, 2016
	Other Current Assets	Other Non- Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value
		(in millions)
Derivatives Designated as Hedging Instruments
Foreign exchange contracts in an asset position	$12	$—	$24	$—	$36
Foreign exchange contracts in a liability position	(3)	—	(44)	—	(47)
Net asset (liability)	9	—	(20)	—	(11)
Derivatives not Designated as Hedging Instruments
Foreign exchange contracts in an asset position	49	3	80	—	132
Foreign exchange contracts in a liability position	(23)	—	(193)	(3)	(219)
Interest rate contracts in an asset position	—	—	—	—	—
Interest rate contracts in a liability position	—	—	—	(3)	(3)
Net asset (liability)	26	3	(113)	(6)	(90)
Total derivatives at fair value	$35	$3	$(133)	$(6)	$(101)

	January 29, 2016
	Other Current Assets	Other Non- Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value
		(in millions)
Derivatives Designated as Hedging Instruments
Foreign exchange contracts in an asset position	$100	$—	$—	$—	$100
Foreign exchange contracts in a liability position	(11)	—	—	—	(11)
Net asset (liability)	89	—	—	—	89
Derivatives not Designated as Hedging Instruments
Foreign exchange contracts in an asset position	301	1	—	—	302
Foreign exchange contracts in a liability position	(198)	—	(5)	(3)	(206)
Interest rate contracts in an asset position	—	2	—	—	2
Interest rate contracts in a liability position	—	—	—	(4)	(4)
Net asset (liability)	103	3	(5)	(7)	94
Total derivatives at fair value	$192	$3	$(5)	$(7)	$183

DENALI HOLDING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents the gross amounts of the Company's derivative instruments, amounts offset due to master netting agreements with the Company's various counterparties, and the net amounts recognized in the Condensed Consolidated Statements of Financial Position.

	April 29, 2016
	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ (Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Received or Pledged
	(in millions)
Derivative Instruments
Financial assets	$168	$(130)	$38	$—	$—	$38
Financial liabilities	(269)	130	(139)	—	—	(139)
Total Derivative Instruments	$(101)	$—	$(101)	$—	$—	$(101)

	January 29, 2016
	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ (Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Received or Pledged
	(in millions)
Derivative Instruments
Financial assets	$404	$(209)	$195	$—	$—	$195
Financial liabilities	(221)	209	(12)	—	—	(12)
Total Derivative Instruments	$183	$—	$183	$—	$—	$183

DENALI HOLDING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS

In connection with the acquisition of Dell by Denali Holding on October 29, 2013, all of the Company’s tangible and intangible assets and liabilities were accounted for and recognized at fair value on the transaction date. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed was accounted for and recognized as goodwill. Accordingly, on the date of the going-private transaction, there was no excess fair value for any of the Company's goodwill reporting units.

Goodwill

The following table presents goodwill allocated to the Company's business segments as of April 29, 2016 and January 29, 2016, and changes in the carrying amount of goodwill for the respective periods:

	Client Solutions	Enterprise Solutions Group	Dell Software Group	Corporate	Total
	(in millions)
Balances at January 29, 2016	$4,428	$3,907	$1,406	$56	$9,797
Goodwill recognized during the period	—	—	—	—	—
Adjustments	—	—	—	—	—
Balances at April 29, 2016	$4,428	$3,907	$1,406	$56	$9,797

Goodwill and indefinite-lived intangible assets are tested for impairment annually during the third fiscal quarter and whenever events or circumstances may indicate that an impairment has occurred. Based on the results of the annual impairment test, which was a qualitative and quantitative test, no impairment of goodwill or indefinite-lived intangible assets existed for any reporting unit as of October 30, 2015. As a result of this analysis, it was determined that the excess of fair value over carrying amount was greater than 15% for all of the Company's goodwill reporting units, with the exception of Dell Software Group, which had an excess of fair value over carrying amount of 14%. Management will continue to monitor the Dell Software Group goodwill reporting unit and consider potential impacts to the impairment assessment. The announcement of the divestiture of Dell Services during the three months ended April 29, 2016 created a triggering event that required assessment of goodwill. As a result of this assessment, the Company determined no impairment existed as of April 29, 2016. Further, the Company did not have any accumulated goodwill impairment charges as of April 29, 2016.

Management exercised significant judgment related to the above assessment, including the identification of goodwill reporting units, assignment of assets and liabilities to goodwill reporting units, assignment of goodwill to reporting units, and determination of the fair value of each goodwill reporting unit. The fair value of each goodwill reporting unit is generally estimated using a discounted cash flow methodology. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, the estimation of the long-term growth rate of the Company's business, and the determination of the Company's weighted average cost of capital. Changes in these estimates and assumptions could materially affect the fair value of the goodwill reporting unit, potentially resulting in a non-cash impairment charge.

DENALI HOLDING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Intangible Assets

The Company's intangible assets as of April 29, 2016 and January 29, 2016, were as follows:

	April 29, 2016			January 29, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in millions)
Customer relationships	$10,193	$(4,099)	$6,094	$10,193	$(3,706)	$6,487
Technology	2,115	(1,183)	932	2,115	(1,062)	1,053
Trade names	334	(132)	202	334	(119)	215
Finite-lived intangible assets	12,642	(5,414)	7,228	12,642	(4,887)	7,755
Indefinite-lived intangible assets	1,435	—	1,435	1,435	—	1,435
Total intangible assets	$14,077	$(5,414)	$8,663	$14,077	$(4,887)	$9,190

Amortization expense related to finite-lived intangible assets was approximately $527 million and $529 million during the three months ended April 29, 2016 and May 1, 2015, respectively. There were no material impairment charges related to intangible assets during the three months ended April 29, 2016 and May 1, 2015.

Estimated future annual pre-tax amortization expense of finite-lived intangible assets as of April 29, 2016 over the next five fiscal years and thereafter is as follows:

Fiscal Years	(in millions)
2017 (remaining nine months)	$1,562
2018	1,853
2019	1,773
2020	901
2021	621
Thereafter	518
Total	$7,228

DENALI HOLDING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 8 — WARRANTY AND DEFERRED EXTENDED WARRANTY REVENUE

The Company records a liability for its standard limited warranties at the time of sale for the estimated costs that may be incurred. The liability for standard warranties is included in accrued and other current liabilities and other non-current liabilities in the Condensed Consolidated Statements of Financial Position.

Changes in the Company's liabilities for standard limited warranties are presented in the following table for the periods indicated.

	Three Months Ended
	April 29, 2016	May 1, 2015
	(in millions)
Warranty liability:
Warranty liability at beginning of period	$574	$679
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties (a) (b)	200	202
Service obligations honored	(213)	(206)
Warranty liability at end of period	$561	$675
Current portion	$383	$446
Non-current portion	$178	$229
____________________

(a)
Changes in cost estimates related to pre-existing warranties are aggregated with accruals for new standard warranty contracts. The Company's warranty liability process does not differentiate between estimates made for pre-existing warranties and new warranty obligations.

(b)	Includes the impact of foreign currency exchange rate fluctuations.

Revenue from the sale of extended warranties is recognized over the term of the contract or when the service is completed, and the costs associated with these contracts are recognized as incurred. Deferred extended warranty revenue is included in deferred revenue in the Condensed Consolidated Statements of Financial Position.

Changes in the Company's liabilities for deferred revenue related to extended warranties are presented in the following table for the periods indicated.

	Three Months Ended
	April 29, 2016	May 1, 2015
	(in millions)
Deferred extended warranty revenue:
Deferred extended warranty revenue at beginning of period	$7,229	$6,573
Revenue deferred for new extended warranties (a)	1,148	1,055
Service revenue recognized	(943)	(875)
Deferred extended warranty revenue at end of period	$7,434	$6,753
Current portion	$3,407	$3,037
Non-current portion	$4,027	$3,716
____________________

(a)	Includes the impact of foreign currency exchange rate fluctuations.

DENALI HOLDING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Legal Matters — The Company is involved in various claims, suits, assessments, investigations, and legal proceedings that arise from time to time in the ordinary course of its business, including those identified below, consisting of matters involving consumer, antitrust, tax, intellectual property, and other issues on a global basis. The Company accrues a liability when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company reviews these accruals at least quarterly and adjusts them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel, and other relevant information. To the extent new information is obtained and the Company's views on the probable outcomes of claims, suits, assessments, investigations, or legal proceedings change, changes in the Company's accrued liabilities would be recorded in the period in which such determination is made. For some matters, the amount of liability is not probable or the amount cannot be reasonably estimated and therefore accruals have not been made. The following is a discussion of the Company's significant legal matters and other proceedings:

EMC Merger Litigation — The Company, Dell, and Universal Acquisition Co. (“Universal”) have been named as defendants in fifteen putative class-action lawsuits brought by purported EMC shareholders and VMware stockholders challenging the proposed merger between the Company, Dell, and Universal on the one hand, and EMC on the other. Those suits are captioned as follows: (1) IBEW Local No. 129 Benefit Fund v. Tucci, Civ. No. 1584-3130-BLS1 (Mass. Super. Ct., Suffolk Cnty. filed Oct. 15, 2015); (2) Barrett v. Tucci, Civ. No. 15-6023-A (Mass. Super. Ct, Middlesex Cnty. filed Oct. 16, 2015); (3) Graulich v. Tucci, Civ. No. 1584-3169-BLS1 (Mass. Super. Ct, Suffolk Cnty. filed Oct. 19, 2015; (4) Vassallo v. EMC Corp., Civ. No. 1584-3173-BLS1 (Mass. Super. Ct, Suffolk Cnty. filed Oct. 19, 2015); (5) City of Miami Police Relief & Pension Fund v. Tucci, Civ. No. 1584-3174-BLS1 (Mass. Super. Ct. Suffolk Cnty. filed Oct. 19, 2015); (6) Lasker v. EMC Corp., Civ. No. 1584-3214-BLS1 (Mass. Super. Ct. Suffolk Cnty. filed Oct. 23, 2015); (7) Walsh v. EMC Corp., Civ. No. 15-13654 (D. Mass. filed Oct. 27, 2015); (8) Local Union No. 373 U.A. Pension Plan v. EMC Corp., Civ. No. 1584-3253-BLS1 (Mass. Super. Ct. Suffolk Cnty. filed Oct. 28, 2015); (9) City of Lakeland Emps.’ Pension & Ret. Fund v. Tucci, Civ. No. 1584-3269-BLS1 (Mass. Super. Ct. Suffolk Cnty. filed Oct. 28, 2015); (10) Ma v. Tucci, Civ. No. 1584-3281-BLS1 (Mass. Super. Ct. Suffolk Cnty. filed Oct. 29, 2015); (11) Stull v. EMC Corp., Civ. No. 15-13692 (D. Mass. filed Oct. 30, 2015); (12) Jacobs v. EMC Corp., Civ. No. 15-6318-H (Mass. Super. Ct. Middlesex Cnty. filed Nov. 12, 2015); (13) Ford v. VMware, Inc., C.A. No. 11714-VCL (Del. Ch. filed Oct. 17, 2015); (14) Pancake v. EMC Corp., Civ. No. 16-10040 (D. Mass. filed Jan. 11, 2016); and (15) Booth Family Trust v. EMC Corp. Civ. No. 16-10114 (D. Mass. filed Jan. 26, 2016).

The fifteen lawsuits seek, among other things, injunctive relief enjoining the EMC merger, rescission of the EMC merger if consummated, an award of fees and costs, or an award of damages.
The complaints in the IBEW, Barrett, Graulich, Vassallo, City of Miami, Lasker, Local Union No. 373, City of Lakeland, and Ma actions generally allege that the EMC directors breached their fiduciary duties to EMC shareholders in connection with the EMC merger by, among other things, failing to maximize shareholder value and agreeing to provisions in the EMC merger agreement that discourage competing bids. The complaints generally further allege that there were various conflicts of interest in the proposed transaction. The IBEW, Graulich, City of Miami, and Ma plaintiffs brought suit against the Company, Dell, and Universal for injunctive relief. The Barrett, Vassallo, Lasker, Lakeland, and Local Union No. 373 plaintiffs brought suit against the Company, Dell, and Universal as alleged aiders and abettors. After consolidating the nine complaints, by decision dated December 7, 2015, the Suffolk County, Massachusetts Superior Court, Business Litigation Session, dismissed all nine complaints for failure to make a demand on the EMC board of directors. On January 21, 2016, the plaintiffs in the consolidated actions appealed. That appeal is pending.
The complaints in the Walsh, Stull, Pancake, and Booth actions allege that the EMC directors breached their fiduciary duties to EMC shareholders in connection with the EMC merger by, among other things, failing to maximize shareholder value and agreeing to provisions in the EMC merger agreement that discourage competing bids. The complaints generally further allege that there were various conflicts of interest in the proposed transaction and that the preliminary SEC Form S-4 filed by the Company on December 14, 2015 in connection with the transaction contained material misstatements and omissions, in violation of Section 14(a) of the Securities Exchange Act of 1934 (the "Exchange Act”) and SEC Rule 14a-9 promulgated thereunder (“Rule 14a-9”). Under the amended complaints, the plaintiffs in the Walsh, Stull, and Pancake actions have brought suit against the Company, Dell, and Universal under

DENALI HOLDING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Section 20(a) of the Exchange Act as alleged controlling persons of EMC. The plaintiffs in the Booth action have brought suit against the Company, Dell, and Universal under Section 14(a) of the Exchange Act and Rule 14a-9.

The amended complaints in the Jacobs and Ford actions allege that EMC, as the majority stockholder of VMware, and the individual defendants, who are directors of EMC, VMware, or both, breached their fiduciary duties to minority stockholders of VMware, Inc. ("VMware"), in connection with the proposed EMC merger by allegedly entering into or approving a merger that favors the interests of EMC and Dell at the expense of the minority stockholders. Under the amended complaint, the plaintiffs in the Jacobs action have brought suit against the Company, Dell, and Universal as alleged aiders and abettors. No oral argument date has been set for the motions to dismiss/motions to stay the Jacobs action. Under the amended complaint, the plaintiffs in the Ford action have brought suit against the Company and individual defendants for alleged breach of fiduciary duties to VMware and its stockholders, or, alternatively, against the Company, Dell, and Universal for aiding and abetting the alleged breach of fiduciary duties by EMC and VMware’s directors. On November 17, 2015, the plaintiffs in the Ford action moved for a preliminary injunction and for expedited discovery. Certain defendants filed motions to dismiss the amended complaint in the Ford action on February 26, 2016 and February 29, 2016. On March 7, 2016, the defendants moved to stay or dismiss the Jacobs action in favor of the Ford action. On April 19, 2016, EMC, the Company, Dell, Universal, and certain of the individual defendants filed briefs in support of the previously filed motions to dismiss.

No trial dates have been set in any of these actions. The outcome of these lawsuits is uncertain, and additional lawsuits may be brought or additional claims advanced concerning the EMC merger. An adverse judgment for monetary damages could have an adverse effect on the Company’s operations. A preliminary injunction could delay or jeopardize the completion of the EMC merger, and an adverse judgment granting permanent injunctive relief could indefinitely enjoin the completion of the EMC merger.

Appraisal Proceedings — Holders of shares of Dell common stock who did not vote on September 12, 2013 in favor of the proposal to adopt the amended going-private transaction agreement and who properly demanded appraisal of their shares and who otherwise comply with the requirements of Section 262 of the Delaware General Corporate Law ("DGCL") are entitled to seek appraisal for, and obtain payment in cash for the judicially determined "fair value" (as defined pursuant to Section 262 of the DGCL) of, their shares in lieu of receiving the going-private transaction consideration. This appraised value could be more than, the same as, or less than the $13.75 per share going-private transaction consideration. Dell has recorded a liability of $13.75 for each share with respect to which appraisal has been demanded and as to which the demand has not been withdrawn, together with interest at the statutory rate discussed below. As of April 29, 2016, this liability was approximately $602 million, including $81 million in accrued interest.

Between October 29, 2013 and February 25, 2014, former Dell stockholders filed petitions in thirteen separate matters commencing appraisal proceedings in the Delaware Court of Chancery in which they seek a determination of the fair value of a total of approximately 38 million shares of Dell common stock plus interest, costs, and attorneys' fees. These matters have been consolidated as In Re Appraisal of Dell (C.A. No. 9322-VCL). The trial took place during the week of October 5, 2015. The parties expect a ruling sometime in 2016.
The appraisal proceedings are being conducted in accordance with the rules of the Delaware Court of Chancery. In these proceedings, the Court of Chancery will determine the fair value of the shares as to which appraisal has been properly demanded, exclusive of any element of value arising from the accomplishment or expectation of the going-private transaction. Unless the Court of Chancery in its discretion determines otherwise for good cause shown, interest on such fair value from the effective time of the going-private transaction through the date of payment of the judgment will be compounded quarterly and will accrue at a per annum rate of 5% over the Federal Reserve discount rate (including any surcharge) as established from time to time. Any payment in respect of the shares subject to appraisal rights will be required to be paid in cash.

The outcome of the appraisal proceedings is uncertain. A judgment determining fair value in excess of the recorded liability of $13.75 per share noted above for any shares properly subject to appraisal could have a material adverse effect on the Company's results of operations and liquidity. In this regard, petitioners are seeking $28.61 per share, plus interest. Dell, by contrast, believes that the fair value of Dell on the day the going-private transaction was completed was $12.68. The number of shares subject to appraisal demands, including shares held by those parties

DENALI HOLDING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

who have sought appraisal but not filed petitions, originally was 38,766,982. By orders dated June 27 and September 10, 2014, and May 13, May 14, July 13 and July 28, 2015, the Court of Chancery dismissed claims of holders of approximately 2,530,322 shares for failure to comply with the statutory requirements for seeking appraisal. On July 30, 2015, Dell moved for summary judgment seeking to dismiss claims of holders of an additional 30,730,930 shares (as well as a number of shares previously disqualified on other grounds) because those shares were voted in favor of the going-private transaction, and thus failed to comply with the statutory requirements for seeking appraisal. On May 11, 2016, the Court of Chancery granted Dell's motion and dismissed the appraisal claims of the shareholders of the 30,730,930 shares, determining that they were entitled to the merger consideration without interest. The Court of Chancery ruled on May 31, 2016, that the fair value of Dell Inc. shares as of October 29, 2013, the date the going-private transaction became effective, was $17.62 per share. This ruling would entitle the holders of the remaining 5,505,730 shares to $17.62 per share, plus interest at a statutory rate, compounded quarterly. The Court of Chancery’s decisions are subject to review on appeal. An unfavorable ruling on appeal could have a material adverse effect on the Company’s results of operations and liquidity. In consideration of the May 11, 2016 and May 31, 2016 rulings, the Company believes it was adequately reserved for the appraisal proceedings as of April 29, 2016.

Securities Litigation — On May 22, 2014, a securities class action seeking compensatory damages was filed in the United States District Court for the Southern District of New York, captioned the City of Pontiac Employee Retirement System vs. Dell Inc. et. al. (Case No. 1:14-cv-03644).  The action names as defendants Dell Inc. and certain current and former executive officers, and alleges that Dell made false and misleading statements about Dell’s business operations and products between February 22, 2012 and May 22, 2012, which resulted in artificially inflated stock prices. The case was transferred to the United States District Court for the Western District of Texas, where the defendants filed a motion to dismiss. The motion is fully briefed and a ruling is expected in 2016. The defendants believe the claims asserted are without merit and the risk of material loss is remote.

Copyright Levies — The Company's obligation to collect and remit copyright levies in certain European Union ("EU") countries may be affected by the resolution of legal proceedings pending in Germany against various companies, including Dell's German subsidiary, and elsewhere in the EU against other companies in Dell's industry. The plaintiffs in those proceedings, some of which are described below, generally seek to impose or modify the levies with respect to sales of such equipment as multifunction devices, phones, personal computers, and printers, alleging that such products enable the copying of copyrighted materials. Some of the proceedings also challenge whether the levy schemes in those countries comply with EU law. Certain EU member countries that do not yet impose levies on digital devices are expected to implement legislation to enable them to extend existing levy schemes, while some other EU member countries are expected to limit the scope of levy schemes and their applicability in the digital hardware environment. Dell, other companies, and various industry associations have opposed the extension of levies to the digital environment and have advocated alternative models of compensation to rights holders. The Company continues to collect levies in certain EU countries where it has determined that based on local laws it is probable that it has a payment obligation. The amount of levies is generally based on the number of products sold and the per-product amounts of the levies, which vary. The Company accrues a liability when it believes that it is both probable that a loss has been incurred and when it can reasonably estimate the amount of the loss.

On December 29, 2005, Zentralstelle Für private Überspielungrechte ("ZPÜ"), a joint association of various German collecting societies, instituted arbitration proceedings against Dell's German subsidiary before the Board of Arbitration at the German Patent and Trademark Office in Munich, and subsequently filed a lawsuit in the German Regional Court in Munich on February 21, 2008, seeking levies to be paid on each personal computer sold by Dell in Germany through the end of calendar year 2007. On December 23, 2009, ZPÜ and the German industry association, BCH, reached a settlement regarding audio-video copyright levy litigation (with levies ranging from €3.15 to €13.65 per unit). Dell joined this settlement on February 23, 2010, and has paid the amounts due under the settlement. On March 25, 2014, ZPÜ and Dell reached a settlement for levies to be paid on each personal computer sold for the period of January 2, 2011 through December 31, 2016. The amount of the settlement is not material to the Company. The amount of any levies payable after calendar year 2016, as well as the Company's ability to recover such amounts through increased prices, remains uncertain.

German courts are also considering a lawsuit originally filed in July 2004 by VG Wort, a German collecting society representing certain copyright holders, against Hewlett-Packard Company in the Stuttgart Civil Court seeking levies on printers, and a lawsuit originally filed in September 2003 by the same plaintiff against Fujitsu Siemens Computer

DENALI HOLDING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

GmbH in Munich Civil Court in Munich, Germany seeking levies on personal computers. In each case, the civil and appellate courts held that the subject classes of equipment were subject to levies. In July 2011, the German Federal Supreme Court, to which the lower court holdings have been appealed, referred each case to the Court of Justice of the European Union, submitting a number of legal questions on the interpretation of the European Copyright Directive which the German Federal Supreme Court deems necessary for its decision. In August 2014, the German Supreme Court delivered an opinion ruling that printers and personal computers are subject to levies, and referred the case back to the Court of Appeals. Dell joined the industry settlement in the Fujitsu Siemens case, and Dell believes it has no remaining material obligations in either case.

Proceedings seeking to impose or modify copyright levies for sales of digital devices also have been instituted in courts in other EU member states. Even in countries where Dell is not a party to such proceedings, decisions in those cases could impact Dell's business and the amount of copyright levies Dell may be required to collect.

The ultimate resolution of these proceedings and the associated financial impact to the Company, if any, including the number of units potentially affected, the amount of levies imposed, and the ability of the Company to recover such amounts, remain uncertain at this time. Should the courts determine there is liability for previous units shipped beyond the amount of levies the Company has collected or accrued, the Company would be liable for such incremental amounts. Recovery of any such amounts from others by the Company would be possible only on future collections related to future shipments.

Other Litigation - The various legal proceedings in which Dell is involved include commercial litigation and a variety of patent suits. In some of these cases, Dell is the sole defendant. More often, particularly in the patent suits, Dell is one of a number of defendants in the electronics and technology industries. Dell is actively defending a number of patent infringement suits, and several pending claims are in various stages of evaluation. While the number of patent cases has grown over time, Dell does not currently anticipate that any of these matters will have a material adverse effect on its business, financial condition, results of operations, or cash flows.

As of April 29, 2016, the Company does not believe there is a reasonable possibility that a material loss exceeding the amounts already accrued for these or other proceedings or matters has been incurred. However, since the ultimate resolution of any such proceedings and matters is inherently unpredictable, the Company's business, financial condition, results of operations, or cash flows could be materially affected in any particular period by unfavorable outcomes in one or more of these proceedings or matters. Whether the outcome of any claim, suit, assessment, investigation, or legal proceeding, individually or collectively, could have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows will depend on a number of variables, including the nature, timing, and amount of any associated expenses, amounts paid in settlement, damages, or other remedies or consequences.

Indemnifications — In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify the third party to such arrangements from any losses incurred relating to the services it performs on behalf of the Company or for losses arising from certain events as defined in the particular contract, such as litigation or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. Historically, payments related to these indemnifications have not been material to the Company.

DENALI HOLDING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 10 — INCOME AND OTHER TAXES

For the three months ended April 29, 2016 and May 1, 2015, the Company's effective income tax rate for continuing operations was -16.4% and 7.4% on pre-tax losses from continuing operations of $366 million and $514 million, respectively. The change in the Company's provision for income taxes was primarily attributable to tax charges of approximately $135 million on previous untaxed earnings of a foreign subsidiary that will no longer be permanently reinvested as a result of the Dell Services divestiture. The tax charges on the foreign subsidiary were offset in part by a higher mix of income in lower tax jurisdictions. The income tax rate for future quarters of Fiscal 2017 will be impacted by the actual mix of jurisdictions in which income is generated.

The differences between the estimated effective income tax rates and the U.S. federal statutory rate of 35% principally result from the Company's geographical distribution of income, change in valuation allowance for deductible temporary differences or carryforwards, and differences between the book and tax treatment of certain items. A portion of the Company's operations is subject to a reduced tax rate or is free of tax under various tax holidays. A significant portion of these income tax benefits is related to a tax holiday that will expire on January 31, 2017. The Company is currently seeking new terms for the affected subsidiary and it is uncertain whether any terms will be agreed upon. The Company's other tax holidays will expire in whole or in part during Fiscal 2019 through Fiscal 2023. Many of these tax holidays and reduced tax rates may be extended when certain conditions are met or may be terminated early if certain conditions are not met.

During Fiscal 2014, the Internal Revenue Service ("IRS") issued a revised Revenue Agent's Report ("RAR") for fiscal years 2004 through 2006, proposing certain assessments primarily related to transfer pricing matters.  The Company disagrees with certain of the proposed assessments and has contested them through the IRS administrative appeals procedures.  The Company’s U.S. federal income tax returns for fiscal years 2007 through 2009 are currently under examination by the IRS and the IRS issued a RAR related to those years during the three months ended April 29, 2016.  Similar to the action taken in connection with the audit of the Company’s U.S. federal income tax returns for fiscal years 2004 through 2006, the IRS has proposed adjustments relating to certain tax positions taken on the tax returns with which the Company disagrees and will contest through the IRS administrative appeals procedures. The Company believes it has valid positions supporting its tax returns and that it is adequately reserved.

The Company is currently under income tax audits in various state and foreign jurisdictions.  The Company is undergoing negotiations, and in some cases contested proceedings, relating to tax matters with the taxing authorities in these jurisdictions.  The Company believes that it has provided adequate reserves related to all matters contained in tax periods open to examination.  Although the Company believes it has made adequate provisions for the uncertainties surrounding these audits, should the Company experience unfavorable outcomes, such outcomes could have a material impact on its results of operations, financial position, and cash flows.  Although timing of resolution or closure of audits is not certain, the Company believes it is reasonably possible that tax audit resolutions could reduce its unrecognized tax benefits by an amount between $300 million to $750 million in the next twelve months.  Such a reduction would not have a material effect on the Company’s effective tax rate.  Net unrecognized tax benefits, if recognized, would favorably affect the Company's effective tax rate.  With respect to major U.S. state and foreign taxing jurisdictions, the Company is generally not subject to tax examinations for years prior to fiscal year 2000.

Judgment is required in evaluating the Company's uncertain tax positions and determining the Company's provision for income taxes. The Company's net unrecognized tax benefits, included in accrued and other, and other non-current liabilities in the Condensed Consolidated Statements of Financial Position was $3.2 billion and $3.1 billion as of April 29, 2016 and January 29, 2016, respectively.

The Company takes certain non-income tax positions in the jurisdictions in which it operates and has received certain non-income tax assessments from various jurisdictions. The Company believes that a material loss in these matters is not probable and that it is not reasonably possible that a material loss exceeding amounts already accrued has been incurred.  The Company believes its positions in these non-income tax litigation matters are supportable and that it ultimately will prevail. In the normal course of business, the Company's positions and conclusions related to its non-income taxes could be challenged and assessments may be made. To the extent new information is obtained and the Company's views on its positions, probable outcomes of assessments, or litigation change, changes in estimates to the Company's accrued liabilities would be recorded in the period in which such a determination is made. In the resolution process for income tax and non-income tax audits, the

DENALI HOLDING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Company may be required to provide collateral guarantees or indemnification to regulators and tax authorities until the matter is resolved.

NOTE 11 — ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss is presented in stockholders' equity in the Condensed Consolidated Statements of Financial Position and is comprised of amounts related to foreign currency translation adjustments and amounts related to the Company's cash flow hedges.

The following table presents changes in accumulated other comprehensive loss, net of tax, by the following components for the periods indicated:

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Accumulated Other Comprehensive Loss
	(in millions)
Balances at January 29, 2016	$(358)	$34	$(324)
Other comprehensive income (loss) before reclassifications	79	(165)	(86)
Amounts reclassified from accumulated other comprehensive loss	—	54	54
Total change for the period	79	(111)	(32)
Balances at April 29, 2016	$(279)	$(77)	$(356)

Amounts related to the Company's cash flow hedges are reclassified to net income during the same period in which the items being hedged are recognized in earnings. In addition, any hedge ineffectiveness related to cash flow hedges is recognized currently in net income. See Note 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements for more information on the Company's derivative instruments.

The following table presents reclassifications out of accumulated other comprehensive loss, net of tax, which consists entirely of gains and losses related to cash flow hedges, to net income (loss) for the periods presented:

	Three Months Ended
	April 29, 2016	May 1, 2015
	(in millions)
Total reclassifications, net of tax:
Net revenue	$(45)	$173
Cost of net revenue	(8)	11
Interest and other, net	(1)	—
Total reclassifications, net of tax (benefit) expense of $(3) and $7, respectively	$(54)	$184

DENALI HOLDING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 12 — NON-CONTROLLING INTEREST

On April 27, 2016, SecureWorks completed a registered underwritten IPO of its Class A common stock. Prior to the IPO, Denali owned indirectly, through Dell and Dell's subsidiaries, 100% of the outstanding equity interest in SecureWorks. Following the completion of the IPO, the non-controlling interest owned all of the SecureWorks Class A common stock outstanding, and Denali owned all of the SecureWorks Class B common stock outstanding. As of April 29, 2016, Denali held approximately 86.8% of the outstanding equity interest in SecureWorks, which represented approximately 98.5% of the combined voting power of both classes of the SecureWorks common stock outstanding. The non-controlling interest's share of equity in SecureWorks is reflected as a component of the non-controlling interest in the accompanying Condensed Consolidated Statements of Financial Position and was $125 million and $0 million as of April 29, 2016 and January 29, 2016, respectively. The amounts of consolidated net income (loss) and consolidated comprehensive income (loss) attributable to the non-controlling interest were immaterial during the three months ended April 29, 2016.

The following table summarizes the changes in equity attributable to controlling and non-controlling interest.

	Denali Stockholders' Equity	Non-Controlling Interest	Total Stockholders' Equity
	(in millions)
Balances at January 29, 2016	$1,466	$—	$1,466
Net income (loss)	55	—	55
Issuance of common stock of subsidiary upon public offering, net of offering costs	—	125	125
Foreign currency translation adjustments	79	—	79
Cash flow hedges, net change	(111)	—	(111)
Stock-based compensation expense	14	—	14
Revaluation of redeemable shares	(59)	—	(59)
Treasury stock repurchases and other	(2)	—	(2)
Balances at April 29, 2016	$1,442	$125	$1,567

DENALI HOLDING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 13 — EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is based on the weighted-average effect of all common shares issued and outstanding and is calculated by dividing net income (loss) by the weighted-average shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares used in the basic earnings (loss) per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. The Company excludes equity instruments from the calculation of diluted earnings (loss) per share if the effect of including such instruments is anti-dilutive.

The Company has three classes of common stock, denominated as Series A, Series B, and Series C common stock. For purposes of calculating net earnings (loss) per share, the Company uses the two-class method. As all classes share the same rights in dividends, basic and diluted earnings (loss) per share are the same for all classes.
The following table sets forth the computation of basic and diluted earnings (loss) per share for each of the periods presented:

	Three Months Ended
	April 29, 2016	May 1, 2015
	(in millions, except per share amounts)
Numerator:
Net loss from continuing operations	$(426)	$(476)
Income (loss) from discontinued operations, net of income taxes	481	(28)
Net income (loss)	$55	$(504)
Denominator:
Weighted-average shares outstanding - basic	405	405
Dilutive effect of options, restricted stock units, restricted stock, and other	—	—
Weighted-average shares outstanding - diluted	405	405
Income (loss) per share - basic:
Continuing operations	(1.05)	(1.17)
Discontinued operations	1.19	(0.07)
Earnings (loss) per share - basic	$0.14	$(1.24)
Income (loss) per share - diluted:
Continuing operations	(1.05)	(1.17)
Discontinued operations	1.19	(0.07)
Earnings (loss) per share - diluted	$0.14	$(1.24)

Weighted-average shares outstanding - antidilutive (a)	54	54
____________________

(a)
Stock-based incentive awards have been excluded from the calculation of diluted earnings (loss) per share because their effect would have been anti-dilutive as the Company had a net loss from continuing operations for the periods presented.

DENALI HOLDING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 14 — REDEEMABLE SHARES

The 2013 Stock Incentive Plan provides for the grant of stock-based incentive awards to the Company's employees, consultants, and non-employee directors. Equity awards available for issuance under the 2013 Stock Incentive Plan include stock options, stock appreciation rights, restricted stock units, and other equity-based awards. Those awards include certain rights that allow the holder to exercise a put feature for the underlying stock, requiring the Company to purchase the stock at its fair market value. The put feature is subject to a six-month holding period following the issuance of the common stock. Accordingly, these awards are subject to reclassification from equity to temporary equity, and the Company determines the amounts to be classified as temporary equity as follows:

•
For stock options subject to service requirements, the intrinsic value of the option is multiplied by the portion of the option that is vested. Upon exercise of the option, the amount in temporary equity represents the fair value of the Company's common stock.

•	For stock appreciation rights and restricted stock units, the fair value of the share is multiplied by the portion of the share that is vested.

•	For share-based arrangements that are subject to the occurrence of a contingent event, those amounts are not reclassified to temporary equity until the contingency has been satisfied.
The amount of redeemable shares classified as temporary equity as of April 29, 2016 and January 29, 2016 was $165 million and $106 million, respectively. As of April 29, 2016, the redeemable shares was comprised of 0.9 million issued and outstanding common shares, 0.1 million unvested restricted stock units and 23.1 million outstanding stock options. As of January 29, 2016, the redeemable shares was comprised of 0.9 million issued and outstanding common shares, 0.1 million unvested restricted stock units and 18.6 million outstanding stock options.

DENALI HOLDING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 15 — SEGMENT INFORMATION

With the classification of Dell Services as a discontinued operation, the Company now has three reportable segments that are based on the following product and services business units: Client Solutions, Enterprise Solutions Group ("ESG"), and Dell Software Group ("DSG").

Client Solutions includes sales to commercial and consumer customers of desktops, thin client products, notebooks, as well as services and third-party software and peripherals closely tied to the sale of Client Solutions hardware. ESG includes servers, networking, and storage, as well as services and third-party software and peripherals that are closely tied to the sale of ESG hardware. DSG includes systems management, security software solutions, and information management software offerings.

The reportable segments disclosed herein are based on information reviewed by the Company's management to evaluate the business segment results. The Company's measure of segment operating income for management reporting purposes excludes the impact of purchase accounting, amortization of intangible assets, unallocated corporate transactions, severance and facility action costs, acquisition-related charges, and costs related to the going-private transaction. See Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements for more information on the going-private transaction. The Company does not allocate assets to the above reportable segments for internal reporting purposes.

The following table presents a reconciliation of net revenue by the Company’s reportable segments to the Company’s consolidated net revenue as well as a reconciliation of consolidated segment operating income (loss) to the Company’s consolidated operating income (loss):

	Three Months Ended
	April 29, 2016	May 1, 2015
	(in millions)
Consolidated net revenue:
Client Solutions	$8,571	$8,869
Enterprise Solutions Group	3,613	3,702
Dell Software Group	334	333
Segment net revenue	12,518	12,904
Corporate (a)	94	81
Impact of purchase accounting (b)	(78)	(147)
Total net revenue	$12,534	$12,838

Consolidated operating income (loss):
Client Solutions	$385	$219
Enterprise Solutions Group	192	239
Dell Software Group	28	(27)
Segment operating income	605	431
Impact of purchase accounting (b)	(107)	(180)
Amortization of intangible assets	(527)	(529)
Corporate (a)	(40)	(19)
Other (c)	(92)	(38)
Total operating income (loss)	$(161)	$(335)
_________________

(a)
Corporate consists of SecureWorks and unallocated transactions, which include long-term incentives, certain short-term incentive compensation expenses, and other corporate items that are not allocated to Denali's segments.

(b)	Impact of purchase accounting includes non-cash purchase accounting adjustments related to the going-private transaction.

(c)	Other includes severance and facility action costs, acquisition, integration, and divestiture related costs, and stock-based compensation expenses.

DENALI HOLDING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents net revenue by product and services categories:

	Three Months Ended
	April 29, 2016	May 1, 2015
	(in millions)
Net revenue:
Client Solutions (a):
Commercial	$6,145	$6,428
Consumer	2,426	2,441
Total Client Solutions net revenue	8,571	8,869

Enterprise Solutions Group:
Servers and networking	3,075	3,152
Storage	538	550
Total ESG net revenue	3,613	3,702

Dell Software Group:
Total Dell Software Group net revenue	334	333

Total segment net revenue	$12,518	$12,904
_________________

(a)
During the three months ended April 29, 2016, the Company redefined the categories within the Client Solutions business unit. None of these changes impacted the Company's consolidated or total business unit results.

NOTE 16 — SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION
Supplemental Consolidated Statements of Financial Position Information
The following table provides information on amounts included in inventories, net as of April 29, 2016 and January 29, 2016.

	April 29, 2016	January 29, 2016
	(in millions)
Inventories, net:
Production materials	$670	$657
Work-in-process	235	189
Finished goods	750	797
Total inventories, net	$1,655	$1,643

DENALI HOLDING INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 17 — SUBSEQUENT EVENTS

Private Debt Offerings

On June 1, 2016, two subsidiaries of the Company completed a private offering of multiple series of First Lien Notes (the "First Lien Notes") with an aggregate principal amount of up to $20 billion.

The principal amount, interest rate, and maturity of each series of First Lien Notes are as follows:

•$3,750 million 3.48% First Lien Notes due June 1, 2019
•$4,500 million 4.42% First Lien Notes due June 15, 2021
•$3,750 million 5.45% First Lien Notes due June 15, 2023
•$4,500 million 6.02% First Lien Notes due June 15, 2026
•$1,500 million 8.10% First Lien Notes due July 15, 2036
•$2,000 million 8.35% First Lien Notes due July 15, 2046

Under the terms of the agreements relating to the issuance of the First Lien Notes, the proceeds of the offering were deposited into escrow, with such proceeds to be released to finance the consummation of the EMC merger subject to the satisfaction of customary conditions. Upon the completion of the EMC merger, Dell International L.L.C. (a wholly-owned indirect subsidiary of Denali) and EMC will assume all of the co-issuers' obligations under the First Lien Notes, and the First Lien Notes will be guaranteed on a joint and several basis by the Company, Denali Intermediate Inc. (a wholly-owned direct subsidiary of Denali), Dell and each of Denali Intermediate Inc.'s wholly-owned domestic subsidiaries (including EMC's wholly-owned domestic subsidiaries following the completion of the EMC merger) that guarantees obligations under the new senior secured credit facilities that will be entered into in connection with the EMC merger.

On June 8, 2016, two subsidiaries of the Company entered into an agreement to issue and sell $3.25 billion aggregate principal amount of Senior Unsecured Notes (the “Senior Unsecured Notes”) in a private offering.

The principal amount, interest rate, and maturity of each series of Senior Unsecured Notes are as follows:

•$1,625 million 5.875% Senior Unsecured Notes due June 15, 2021
•$1,625 million 7.125% Senior Unsecured Notes due June 15, 2024

Under the terms of agreements relating to the issuance of the Senior Unsecured Notes , the proceeds of the offering will be deposited into escrow, with such proceeds to be released to finance the consummation of the EMC merger subject to the satisfaction of customary conditions. Upon the completion of the EMC merger, Dell International L.L.C. and EMC will assume all of the co-issuers’ obligations under the Senior Unsecured Notes, and the Senior Unsecured Notes will be guaranteed on a joint and several basis by the Company, Denali Intermediate Inc., Dell and each of Denali Intermediate Inc.’s wholly-owned domestic subsidiaries (including EMC’s wholly-owned domestic subsidiaries following the completion of the EMC merger) that guarantees obligations under the new senior secured credit facilities that will be entered into in connection with the EMC merger.

The Company evaluated subsequent events through June 10, 2016, the date of the issuance of these financial statements.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

This management’s discussion and analysis should be read in conjunction with the Audited Consolidated Financial Statements and accompanying Notes in the Company's Annual Report for the fiscal year ended January 29, 2016 and the Unaudited Condensed Consolidated Financial Statements included in this report. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs, and that are subject to numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied in any forward-looking statements.

Unless otherwise indicated, all results presented are prepared in in a manner that complies, in all material respects, with generally accepted accounting principles in the United States of America ("GAAP"). Additionally, unless otherwise indicated, all changes identified for the current-period results represent comparisons to results for the prior corresponding fiscal period.

Our fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. We refer to our fiscal years ended February 3, 2017 and January 29, 2016 as "Fiscal 2017" and "Fiscal 2016", respectively. Fiscal 2016 included 52 weeks. Fiscal 2017 will include 53 weeks, with the extra week to be included in the fourth quarter of Fiscal 2017. Unless the context indicates otherwise, references in this management’s discussion and analysis to "we," "us," "our," "Denali," and "Denali Holding" mean Denali Holding Inc. and its consolidated subsidiaries and references to “Dell” mean Dell Inc. and Dell Inc.’s consolidated subsidiaries.

On March 27, 2016, Dell entered into a definitive agreement with NTT Data International L.L.C. to sell substantially all of Dell Services, including the Dell Services Federal Government business, for cash consideration of approximately $3.1 billion. Dell Services includes process outsourcing, application management, and infrastructure services. The pending transaction does not include the global support, deployment, and professional services offerings. Accordingly, the results of operations of Dell Services have been excluded from the results of continuing operations in the periods presented in this management's discussion and analysis.

INTRODUCTION

We are a leading provider of scalable IT solutions enabling customers to be more efficient, mobile, informed, and secure. We built our reputation through listening to customers and developing solutions that meet their needs. Several years ago, we initiated a broad transformation of our company to become the leading provider of scalable information technology solutions. We are positioned to help customers of any size with the essential infrastructure to modernize IT and enable digital business, differentiated by our practical innovation and efficient, simple, and affordable solutions. Our announcement in October 2015 of our agreement to combine with EMC evidences our intention to accelerate this strategy over the coming years as we bring together two companies with complementary product portfolios, sales teams, and research and development strategies. We will continue to build superior customer relationships through our direct model and our network of channel partners, which includes value-added resellers, system integrators, distributors, and retailers. We believe we can react quickly to customer needs, invest in strategic solutions, and expand our go-to-market sales and marketing capabilities. We will continue to build strong capabilities to create a leading global technology company poised for long-term sustainable growth and innovation.

A key component of our strategic transformation is to continue shifting our product and solutions portfolio to offerings that provide higher-value and recurring revenue streams over time. As part of this strategy, we are continuing to expand and enhance our offerings through acquisitions and strategic investments that will complement our existing portfolio of solutions.
As we innovate to make our customers’ existing IT increasingly productive, we help them reinvest their savings into the next generation of technologies that they need to succeed in the digital economy of a hyper-connected world. These solutions include digital transformation, software-defined data centers, hybrid cloud, converged and hyper-converged infrastructure, mobile, and security. In addition, our extended warranty and delivery offerings, and software and peripherals, which are closely tied to the sale of our hardware products, are important value differentiators that we are able to offer our customers. Our Client Solutions offerings are an important element of our strategy, and we believe the strategic expansion of this business is critical to our long-term success.

We operate a diversified business model with the majority of our net revenue and operating income derived from commercial clients (large enterprises, small and medium-sized businesses, and public sector customers). We have a large global presence across the Americas, Europe, Middle East, Asia, and other geographic regions with approximately 50% of our revenue coming from customers outside of the United States during the first quarters of Fiscal 2017 and Fiscal 2016. We continue to view emerging markets, which include the vast majority of the world’s population, as a long-term growth opportunity. Accordingly, we continue to pursue the development of technology solutions that meet the needs of these markets.

Products and Services

We design, develop, manufacture, market, sell and support a wide range of products and services. We are organized into the following product and services business units, which are our reportable segments: Client Solutions, Enterprise Solutions Group, and Dell Software Group. Due to the planned divestiture of Dell Services, the results of this business have been excluded from this Management's Discussion and Analysis for all periods presented, except as otherwise indicated. See "Divestiture" below for more information regarding the sale of Dell Services.

•
Client Solutions — Client Solutions includes sales to our commercial and consumer customers of desktops, notebooks, thin clients, and third-party software and peripherals and services closely tied to the sale of Client Solutions hardware. Generally, over half of Client Solutions revenue is generated in the Americas, with the remaining portion derived from sales in Europe, the Middle East and Africa, referred to as EMEA, and Asia Pacific and Japan, referred to as APJ.

•
Enterprise Solutions Group (ESG) — ESG includes servers, networking, and storage, as well as services and third-party software and peripherals that are closely tied to the sale of ESG hardware. Generally, over half of ESG revenue is generated in the Americas, with the remaining portion derived from sales in EMEA and APJ.

•
Dell Software Group (DSG) — DSG includes systems management, security software solutions, and information management software offerings. DSG revenue is primarily derived from sales in the Americas and EMEA.

We also offer or arrange various financing options and services for our commercial and consumer customers in the United States, Canada, Europe, and Mexico through DFS and its affiliates. DFS services include originating, collecting, and servicing customer receivables primarily related to the purchase of Dell products. The results of these operations are allocated to our segments based on the underlying product or service financed.

On April 27, 2016, SecureWorks completed a registered underwritten initial public offering ("IPO") of its Class A common stock. Prior to the IPO, Denali owned indirectly, through Dell and Dell's subsidiaries, 100% of the outstanding equity interest in SecureWorks. Following the completion of the IPO, the non-controlling interest owned all of the SecureWorks Class A common stock outstanding, and Denali owned all of the SecureWorks Class B common stock outstanding. As of April 29, 2016, Denali held approximately 86.8% of the outstanding equity interest in SecureWorks, which represented approximately 98.5% of the combined voting power of both classes of the SecureWorks common stock outstanding. The results of the SecureWorks operations are recorded in Corporate. See Note 12 and Note 15 of the Notes to the Unaudited Condensed Consolidated Financial Statements for more information.

For further discussion regarding our reportable segments, see "Results of Operations — Product and Services Business Units."

Business Trends and Challenges

We are seeing an unprecedented rate of change in the IT industry, but our strategy remains focused on being a leading provider of scalable end-to-end technology solutions. We accelerate results for our customers by enabling them to be more efficient, mobile, informed, and secure.  We continue to invest in R&D, sales, and other key areas of our business to deliver superior products and solution capabilities and to drive execution of long-term profitable growth. We believe that our results will improve over time in connection with the productivity initiatives directed at our salesforce and as a result of our differentiated products and solutions capabilities. We intend to continue to execute on our business model and seek to balance liquidity, profitability, and growth to position our company for long-term success.

We are able to leverage our traditional strength in the PC market to offer solutions and services that provide higher value recurring revenue streams. The PC market has been challenged from a growth perspective over the last 18 months. We anticipate that the challenging demand environment will continue and expect intensifying market competition in Client Solutions, given the macroeconomic environment and computing trends. However, we are committed to a long-term growth strategy that will benefit from the consolidation trends that are occurring in the market. Our Client Solutions offerings remain an important element of our strategy, generating strong cash flow and opportunities for cross-selling of complementary solutions.

In addition, we expect our ESG business to continue to be impacted by declines in the traditional storage market, even as we continue to develop new solutions. We also continue to be impacted by the emerging trends of enterprises deploying software-defined storage, hyper-converged, and modular solutions based on server-centric architectures. We are actively building new capabilities and solutions given this trend. We believe that combining with EMC will complement and accelerate our overall position and strengthen our data center offerings.

We manage our business on a U.S. dollar basis. However, we have a large global presence with approximately 50% of our revenue generated by sales to customers outside of the United States during the first quarters of Fiscal 2017 and Fiscal 2016. Our revenues, therefore, can be impacted by fluctuations in foreign currency exchange rates. We utilize a comprehensive hedging strategy intended to mitigate the impact of foreign currency volatility over time, and we adjust pricing when possible to further minimize foreign currency impacts.

EMC Merger Transaction

As described in Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements, on October 12, 2015, EMC, Denali, Dell, and Merger Sub entered into a merger agreement pursuant to which Merger Sub will be merged with and into EMC, with EMC surviving the merger as a wholly-owned subsidiary of Denali.

Subject to the terms and conditions of the merger agreement, at the effective time of the EMC merger, each share of EMC common stock issued and outstanding immediately prior to the effective time of the EMC merger (other than shares owned by Denali, Merger Sub, EMC, or any of EMC’s wholly owned subsidiaries, and other than shares with respect to which EMC’s shareholders are entitled to and properly exercise appraisal rights) automatically will be converted into the right to receive the merger consideration, consisting of (1) $24.05 in cash, without interest, and (2) a number of validly issued, fully paid and non-assessable shares of Class V Common Stock equal to the quotient (rounded to the nearest five decimal points) obtained by dividing (A) 222,966,450 by (B) the aggregate number of shares of EMC common stock issued and outstanding immediately prior to the effective time of the EMC merger, plus cash in lieu of any fractional shares.

The merger agreement provides that each currently outstanding EMC stock option will vest and become fully exercisable for a reasonable period of time prior to 11:59 p.m., New York City time, on the last trading day prior to the effective time of the EMC merger, referred to as the vesting effective time of the merger. Each EMC stock option that remains outstanding immediately prior to the vesting effective time of the merger will be automatically exercised immediately prior to the vesting effective time of the merger on a net exercise basis, such that shares of EMC common stock with a value equal to the aggregate exercise price and applicable tax withholding will reduce the number of shares of EMC common stock otherwise issuable. The merger agreement also provides that, except for a limited number of restricted stock units that may be granted following the date of the merger agreement and that will continue in effect as cash awards following the effective time of the merger, each EMC restricted stock unit outstanding immediately prior to the vesting effective time of the merger will become fully vested immediately prior to the vesting effective time of the merger (with performance vesting units vesting at the target level of performance) and the holder will become entitled to receive the merger consideration with respect to the shares of EMC common stock subject to the award (which will be calculated net of the number of shares withheld in respect of taxes upon the vesting of the award). The merger agreement provides that Denali may agree with individual award recipients to different equity treatment. No such agreements were in effect as of the date of this report.

Also, in connection with the EMC merger, all principal, accrued but unpaid interest, fees, and other amounts (other than certain contingent obligations) outstanding at the effective time of the EMC merger under EMC’s unsecured revolving credit facility, Dell International’s asset-based revolving credit facility, and Dell International’s term facilities, will be repaid in full substantially concurrently with the closing, and all commitments to lend and guarantees and security interests, as applicable, in connection therewith will be terminated and/or released. In connection with the EMC merger, Dell expects that the aggregate amounts of principal, interest and premium necessary to redeem in full the outstanding $1.4 billion in aggregate principal amount of 5.625% Senior First Lien Notes due 2020 co-issued by Dell International and Denali Finance Corp. will be deposited with the trustee for such notes, and that such notes will thereby be satisfied and discharged, substantially concurrently with the effective time of the EMC merger. Dell further expects that all of Dell’s and EMC’s other outstanding senior notes and senior debentures will remain outstanding after the effective time of the EMC merger in accordance with their respective terms.

Denali expects to finance the EMC merger, the refinancing of certain of Dell International’s and EMC’s indebtedness outstanding as of the closing of the EMC merger, and the payment of related fees and expenses with up to $49.5 billion from debt financings and up to $4.25 billion of committed equity financing.

Other than the recognition of certain expenses related to the EMC merger, there was no impact of the EMC merger on the Unaudited Condensed Consolidated Financial Statements.

Divestiture

On March 27, 2016, Dell entered into a definitive agreement with NTT Data International L.L.C. to sell substantially all of Dell Services for cash consideration of approximately $3.1 billion. Accordingly, the results of Dell Services are presented as discontinued operations in our Condensed Consolidated Statements of Income (Loss), and as such, have been excluded from both continuing operations and segment results for all periods presented. Further, we have reclassified the related assets and liabilities as held for sale in our Condensed Consolidated Statements of Financial Position. We anticipate that the transaction will close in the third quarter of Fiscal 2017, subject to the satisfaction of customary closing conditions, including approvals from regulatory authorities. See Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information regarding these discontinued operations.

Going-Private Transaction

On October 29, 2013, Dell was acquired by Denali in a merger transaction pursuant to an agreement and plan of merger, dated as of February 5, 2013, as amended. Denali is a Delaware corporation owned by Michael S. Dell and a separate property trust for the benefit of Mr. Dell’s wife, investment funds affiliated with Silver Lake Partners, the MSD Partners Funds, and certain members of Dell’s management and other investors. Mr. Dell serves as Chairman and Chief Executive Officer of Denali and Dell.

NON-GAAP FINANCIAL MEASURES

In this management's discussion and analysis we use supplemental measures of our performance which are derived from our consolidated financial information but which are not presented in our consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. These non-GAAP financial measures include non-GAAP product net revenue; non-GAAP services net revenue; non-GAAP net revenue; non-GAAP product gross margin; non-GAAP services gross margin; non-GAAP gross margin; non-GAAP operating expenses; non-GAAP operating income; non-GAAP net income from continuing operations; non-GAAP earnings from continuing operations per share - diluted; earnings before interest and other, net, taxes, depreciation and amortization, referred to as EBITDA; and adjusted EBITDA.

We use non-GAAP financial measures to supplement financial information presented on a GAAP basis. We believe that excluding certain items from our GAAP results allows management to better understand our consolidated financial performance from period to period and better project our future consolidated financial performance as forecasts are developed at a level of detail different from that used to prepare GAAP-based financial measures. Moreover, we believe these non-GAAP financial measures will provide our stakeholders with useful information to help them evaluate our operating results by facilitating an enhanced understanding of our operating performance and enabling them to make more meaningful period to period comparisons.

In particular, we have excluded the impact of purchase accounting adjustments related to the going-private transaction. The going-private transaction was recorded using the acquisition method of accounting in accordance with the accounting guidance for business combinations. This guidance prescribes that the purchase price be allocated to assets acquired and liabilities assumed based on the estimated fair value of such assets and liabilities on the date of the transaction. All of our assets and liabilities were accounted for and recognized at fair value as of the transaction date, and the fair value adjustments are being amortized over the estimated useful lives in the periods following the transaction, while the ongoing business and operations did not change. As a result, we believe that excluding these adjustments provides results that are useful in understanding our operating performance, and aligns with how we manage our business. Excluding these adjustments also provides for more comparable operating results over the periods presented.

There are limitations to the use of the non-GAAP financial measures presented in this report. Our non-GAAP financial measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.

Non-GAAP product net revenue, non-GAAP services net revenue, non-GAAP net revenue, non-GAAP product gross margin, non-GAAP services gross margin, non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income, non-GAAP net income, and non-GAAP earnings per share, as defined by us, exclude the following items: the impact of purchase accounting, amortization of intangible assets, other corporate expenses, and for non-GAAP net income and non-GAAP earnings per share, an aggregate adjustment for income taxes. As the excluded items have a material impact on our financial results, our management compensates for this limitation by relying primarily on GAAP results and using non-GAAP financial measures supplementally or for projections when comparable GAAP financial measures are not available. The non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for net revenue, gross margin, operating expenses, operating income, or net income prepared in accordance with GAAP, and should be read only in conjunction with financial information presented on a GAAP basis.

Reconciliations of each non-GAAP financial measure to its most directly comparable GAAP financial measure are presented below. We encourage you to review the reconciliations in conjunction with the presentation of the non-GAAP financial measures for each of the periods presented. See the discussion below for more information on each of the excluded items as well as our reasons for excluding them from our non-GAAP results. In future fiscal periods, we may exclude such items and may incur income and expenses similar to these excluded items. Accordingly, the exclusion of these items and other similar items in our non-GAAP presentation should not be interpreted as implying that these items are non-recurring, infrequent, or unusual.

The following is a summary of the items excluded from the most comparable GAAP financial measures to calculate our non-GAAP financial measures:

•
Impact of Purchase Accounting — The impact of purchase accounting includes purchase accounting adjustments recorded under the acquisition method of accounting, related to the going-private transaction. Purchase accounting adjustments primarily include fair value adjustments made to deferred revenue, inventory, and property, plant, and equipment which are recorded over time. We exclude these charges for purposes of calculating the non-GAAP financial measures presented below to facilitate a more meaningful evaluation of our current operating performance and comparisons to our past operating performance.

•
Amortization of Intangible Assets — Amortization of intangible assets consists of amortization of customer relationships, developed technology and trade names. In connection with the going-private transaction, all of Denali’s tangible and intangible assets and liabilities were accounted for and recognized at fair value on the transaction date. Accordingly, for the periods presented, amortization of intangible assets represents amortization associated with intangible assets recognized in connection with the going-private transaction. Amortization charges for purchased intangible assets are significantly impacted by the timing and magnitude of our acquisitions, and these charges may vary in amount from period to period. We exclude these charges for purposes of calculating the non-GAAP financial measures presented below to facilitate a more meaningful evaluation of our current operating performance and comparisons to our past operating performance.

•	Other Corporate Expenses — Other corporate expenses consists of the following items:

◦	Severance and facility action costs primarily related to severance and benefits for employees terminated pursuant to cost savings initiatives.

◦
Acquisition, integration, and divestiture related charges which are expensed as incurred and consist primarily of consulting and advisory services and retention payments. During the first quarter of Fiscal 2017, these charges include $56 million of operating expenses related to the pending EMC merger.

◦	Stock-based compensation expense associated with equity awards.

Other corporate expenses vary from period to period and are significantly impacted by the timing and nature of these events. Therefore, although we may incur these types of expenses in the future, we believe that eliminating these charges for purposes of calculating the non-GAAP financial measures presented below facilitates a more meaningful evaluation of our current operating performance and comparisons to our past operating performance.

•
Aggregate Adjustment for Income Taxes — The aggregate adjustment for income taxes is the estimated combined income tax effect for the adjustments mentioned above. During the first quarter of Fiscal 2017, this amount also includes tax charges of approximately $135 million on previously untaxed earnings of a foreign subsidiary that will no longer be permanently reinvested as a result of the Dell Services divestiture. The tax effects are determined based on the tax jurisdictions where the above items were incurred.

•	Non-GAAP Adjustments Per Share — This financial measure shows the cumulative impact of the above adjustments on earnings per share - diluted.

The table below presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for each of the periods presented:

	Three Months Ended
	April 29, 2016	% Change	May 1, 2015
	(in millions, except percentages)
Product net revenue	$10,322	(3)%	$10,660
Non-GAAP adjustments:
Impact of purchase accounting	(1)		1
Non-GAAP product net revenue	$10,321	(3)%	$10,661

Services net revenue	$2,212	2%	$2,178
Non-GAAP adjustments:
Impact of purchase accounting	79		146
Non-GAAP services net revenue	$2,291	(1)%	$2,324

Net revenue	$12,534	(2)%	$12,838
Non-GAAP adjustments:
Impact of purchase accounting	78		147
Non-GAAP net revenue	$12,612	(3)%	$12,985

Product gross margin	$1,435	19%	$1,204
Non-GAAP adjustments:
Impact of purchase accounting	12		13
Amortization of intangibles	124		121
Other corporate expenses	1		1
Non-GAAP product gross margin	$1,572	17%	$1,339

Services gross margin	$983	6%	$925
Non-GAAP adjustments:
Impact of purchase accounting	77		145
Amortization of intangibles	—		—
Other corporate expenses	1		1
Non-GAAP services gross margin	$1,061	(1)%	$1,071

Gross margin	$2,418	14%	$2,129
Non-GAAP adjustments:
Impact of purchase accounting	89		158
Amortization of intangibles	124		121
Other corporate expenses	2		2
Non-GAAP gross margin	$2,633	9%	$2,410

	Three Months Ended
	April 29, 2016	% Change	May 1, 2015
	(in millions, except percentages)
Operating expenses	$2,579	5%	$2,464
Non-GAAP adjustments:
Impact of purchase accounting	(18)		(22)
Amortization of intangibles	(403)		(408)
Other corporate expenses	(90)		(36)
Non-GAAP operating expenses	$2,068	4%	$1,998

Operating loss	$(161)	52%	$(335)
Non-GAAP adjustments:
Impact of purchase accounting	107		180
Amortization of intangibles	527		529
Other corporate expenses	92		38
Non-GAAP operating income	$565	37%	$412

Net loss from continuing operations	$(426)	11%	$(476)
Non-GAAP adjustments:
Impact of purchase accounting	107		180
Amortization of intangibles	527		529
Other corporate expenses	92		35
Aggregate adjustment for income taxes	6		(137)
Non-GAAP net income from continuing operations	$306	134%	$131

Earnings (loss) from continuing operations per share - diluted	$(1.05)	10%	$(1.17)
Non-GAAP adjustments per share - diluted	1.79		1.49
Non-GAAP earnings from continuing operations per share - diluted	$0.74	131%	$0.32

In addition to the above measures, we also use EBITDA and adjusted EBITDA to provide additional information for evaluation of our operating performance. Adjusted EBITDA excludes purchase accounting adjustments related to the going-private transaction, severance and facility actions, acquisition, integration, and divestiture related costs, and stock-based compensation expense. We believe that due to the non-operational nature of the purchase accounting entries, it is appropriate to exclude these adjustments. EBITDA and adjusted EBITDA provide more comparability between our historical results prior to the completion of the going-private transaction and historical results that reflect our capital structure upon the completion of the going-private transaction.

As is the case with the non-GAAP measures presented above, users should consider the limitations of using EBITDA and adjusted EBITDA, including the fact that those measures do not provide a complete measure of our operating performance. EBITDA and adjusted EBITDA do not purport to be alternatives to net income as measures of operating performance or to cash flows from operating activities as a measure of liquidity. In particular, EBITDA and adjusted EBITDA are not intended to be a measure of free cash flow available for management’s discretionary use, as these measures do not consider certain cash requirements, such as working capital needs, capital expenditures, contractual commitments, interest payments, tax payments, and other debt service requirements.

Our management believes that these non-GAAP financial measures are helpful in highlighting trends because they exclude the results of decisions that are outside the control of operating management and that can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate, and capital investments.

The table below presents a reconciliation of EBITDA and adjusted EBITDA to net loss from continuing operations for the periods presented:

	Three Months Ended
	April 29, 2016	% Change	May 1, 2015
	(in millions, except percentages)
Net loss from continuing operations	$(426)	11%	$(476)
Adjustments:
Interest and other, net (a)	205		179
Income tax provision (benefit)	60		(38)
Depreciation and amortization	660		663
EBITDA	$499	52%	$328

EBITDA	$499	52%	$328
Adjustments:
Stock based compensation expense	16		17
Impact of purchase accounting (b)	68		147
Other corporate expenses (c)	76		21
Adjusted EBITDA	$659	28%	$513
________________

(a)	See "Results of Operations — Interest and Other, Net" for more information on the components of interest and other, net.

(b)	This amount includes the non-cash purchase accounting adjustments related to the going-private transaction.

(c)	Consists of severance and facility action costs and acquisition, integration, and divestiture related costs.

RESULTS OF OPERATIONS

Consolidated Results

The following table summarizes our consolidated results from continuing operations for the three months ended April 29, 2016 and May 1, 2015. Unless otherwise indicated, all changes identified for the current-period results represent comparisons to results for the prior corresponding fiscal period.

	Three Months Ended
	April 29, 2016			May 1, 2015
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue
	(in millions, except percentages)
Net revenue:
Product	$10,322	82.4%	(3)%	$10,660	83.0%
Services, including software related	2,212	17.6%	2%	2,178	17.0%
Total net revenue	$12,534	100.0%	(2)%	$12,838	100.0%
Gross margin:
Product	$1,435	13.9%	19%	$1,204	11.3%
Services, including software related	983	44.4%	6%	925	42.5%
Total gross margin	$2,418	19.3%	14%	$2,129	16.6%
Operating expenses	$2,579	20.6%	5%	$2,464	19.2%
Operating loss	$(161)	(1.3)%	52%	$(335)	(2.6)%
Net loss from continuing operations	$(426)	(3.4)%	11%	$(476)	(3.7)%
Earnings (loss) from continuing operations per share - diluted	$(1.05)	N/A	10%	$(1.17)	N/A

Other Financial Information
Non-GAAP net revenue	$12,612	N/A	(3)%	$12,985	N/A
Non-GAAP gross margin	$2,633	20.9%	9%	$2,410	18.6%
Non-GAAP operating expenses	$2,068	16.4%	4%	$1,998	15.4%
Non-GAAP operating income	$565	4.5%	37%	$412	3.2%
Non-GAAP net income from continuing operations	$306	2.4%	134%	$131	1.0%
EBITDA	$499	4.0%	52%	$328	2.5%
Adjusted EBITDA	$659	5.2%	28%	$513	4.0%
Non-GAAP earnings (loss) from continuing operations per share - diluted	$0.74	N/A	131%	$0.32	N/A

Non-GAAP net revenue, non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income, non-GAAP net income from continuing operations, EBITDA, adjusted EBITDA, and non-GAAP earnings (loss) from continuing operations per share - diluted are not measurements of financial performance prepared in accordance with GAAP. Non-GAAP financial measures as a percentage of revenue are calculated based on non-GAAP net revenue. See "Non-GAAP Financial Measures" for information about these non-GAAP financial measures, including our reasons for including these measures, material limitations with respect to the usefulness of the measures, and a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.

Overview

During the first quarter of Fiscal 2017, our net revenue decreased 2%. Non-GAAP net revenue decreased 3%. The decreases in net revenue were attributable to lower revenue in our Client Solutions and ESG business units. Client Solutions contributed to most of the decrease in net revenue, driven by continued depressed global market demand for desktops and notebooks and strategic pricing decisions as a result of this environment. Client Solutions net revenue represented 68% and 69% of our total net revenue from continuing operations for the first quarters of Fiscal 2017 and Fiscal 2016, respectively.

During the first quarter of Fiscal 2017, our operating loss was $161 million, compared to $335 million during the first quarter of Fiscal 2016. Our operating loss includes purchase accounting adjustments associated with the going-private transaction, amortization of intangible assets, and other corporate expenses of $726 million for the first quarter of Fiscal 2017, compared to $747 million during the first quarter of Fiscal 2016. On a non-GAAP basis, during the first quarter of Fiscal 2017, operating income increased 37% to $565 million from $412 million in the first quarter of Fiscal 2016. The decrease in operating loss and increase in non-GAAP operating income were primarily attributable to higher gross margin, partially offset by an increase in operating expenses.

Cash used in operating activities was $63 million and $895 million during the first quarters of Fiscal 2017 and Fiscal 2016, respectively. The improvement in operating cash flows was primarily attributable to favorable changes in working capital. See "Liquidity, Capital Commitments, and Contractual Cash Obligations" for further information on our cash flow metrics.

Net Revenue

During the first quarter of Fiscal 2017, our net revenue decreased 2%. Net revenue for the first quarters of Fiscal 2017 and Fiscal 2016 includes the impact of $78 million and $147 million, respectively, in purchase accounting adjustments related to the going-private transaction. Our non-GAAP net revenue decreased 3% in the current quarter. The decreases in both net revenue and non-GAAP net revenue were primarily attributable to lower revenue in our Client Solutions and ESG business units.

•
Product Net Revenue — Product net revenue includes revenue from the sale of hardware products and Dell-owned software licenses. During the first quarter of Fiscal 2017, product revenue decreased 3%. Non-GAAP product revenue also decreased 3%. Client Solutions contributed to most of the decrease in product revenue during the first quarter of Fiscal 2017, driven by overall continued depressed global market demand and resulting decisions around strategic pricing in this environment. ESG also contributed to the decrease in revenue in the first quarter of Fiscal 2017, driven by a decline in volume.

•
Services Net Revenue, including software related — Services net revenue, including software related, includes revenue from our services offerings, third-party software revenue, and support services related to Dell-owned software. During the first quarter of Fiscal 2017, revenue attributable to these services increased 2%, which was primarily attributable to the diminishing negative impact of purchase accounting adjustments which were $79 million in the first quarter of Fiscal 2017, compared to $146 million in the first quarter of Fiscal 2016. Non-GAAP net revenue attributable to services, including software related, decreased 1% during the first quarter of Fiscal 2017.

See "Products and Services Business Units" for further information regarding revenue from our products, services, and software offerings.

From a geographical perspective, net revenue decreased in the Americas and EMEA during the first quarter of Fiscal 2017. Net revenue in APJ was relatively unchanged, with an increase in revenue from sales in China largely offset by decreases in revenue from sales in other APJ countries.

Gross Margin

During the first quarter of Fiscal 2017, our total gross margin increased 14% to $2.4 billion, and our non-GAAP gross margin increased 9% to $2.6 billion. During the first quarter of Fiscal 2017, our gross margin percentage increased 270 basis points to 19.3%, and our non-GAAP gross margin percentage increased 230 basis points to 20.9%. Our gross margin for the first quarters of Fiscal 2017 and Fiscal 2016 included the effect of $0.2 billion and $0.3 billion, respectively, of purchase accounting adjustments and amortization of intangibles related to the going-private transaction.

•
Products — During the first quarter of Fiscal 2017, product gross margin dollars increased 19% and non-GAAP product gross margin dollars increased 17%. Product gross margin percentage increased 260 basis points to 13.9% during the first quarter of Fiscal 2017, while non-GAAP product gross margin percentage increased 260 bps to 15.2% during the first quarter of Fiscal 2017. The increase in product gross margin and non-GAAP product gross margin in dollars and percentages was attributable to an increase in Client Solutions gross margin which improved primarily due to a favorable cost position. We will continue to manage our cost position in the prevailing demand environment.

•
Services, including software related — During the first quarter of Fiscal 2017, our gross margin dollars for services, including software related, increased 6%, and services gross margin percentage increased 190 basis points to 44.4%. The increase in services gross margin dollars and percentage was primarily attributable to the diminishing negative impact of purchase accounting adjustments, which totaled $77 million in the first quarter of Fiscal 2017, compared to $145 million in the first quarter of Fiscal 2016. Non-GAAP gross margin dollars for services, including software related, decreased 1%, while non-GAAP services gross margin percentage increased 20 bps to 46.3% during the first quarter of Fiscal 2017.

Vendor Programs and Settlements

Our gross margin is affected by our ability to achieve competitive pricing with our vendors and contract manufacturers, including through our negotiation of a variety of vendor rebate programs to achieve lower net costs for the various components we include in our products. Under these programs, vendors provide us with rebates or other discounts from the list prices for the components, which are generally elements of their pricing strategy. We account for vendor rebates and other discounts as a reduction in cost of net revenue. We manage our costs on a total net cost basis, which includes supplier list prices reduced by vendor rebates and other discounts.

The terms and conditions of our vendor rebate programs are largely based on product volumes and are generally negotiated either at the beginning of the annual or quarterly period, depending on the program. The timing and amount of vendor rebates and other discounts we receive under the programs may vary from period to period, reflecting changes in the competitive environment. We monitor our component costs and seek to address the effects of any changes to terms that might arise under our vendor rebate programs. Our gross margins for the first quarter of Fiscal 2017 and the first quarter of Fiscal 2016 were not materially affected by any changes to the terms of our vendor rebate programs, as the amounts we received under these programs were generally stable relative to our total net cost. We are not aware of any significant programmatic changes to vendor pricing or rebate programs that may impact our results in the near term.

In addition, we have pursued legal action against certain vendors and are currently involved in negotiations with other vendors regarding their past pricing practices. We have negotiated settlements with some of these vendors and may have additional settlements in future quarters. These settlements are allocated to our segments based on the relative amount of affected vendor products used by each segment. No settlements were recorded in the first quarter of Fiscal 2017 that would have a material impact on product gross margins in the current quarter or affect comparability with product gross margin in the first quarter of Fiscal 2016.

Operating Expenses

The following table presents information regarding our operating expenses during each of the periods presented:

	Three Months Ended
	April 29, 2016			May 1, 2015
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue
	(in millions, except percentages)
Operating expenses:
Selling, general, and administrative	$2,246	17.9%	5%	$2,139	16.7%
Research, development, and engineering	333	2.7%	2%	325	2.5%
Total operating expenses	$2,579	20.6%	5%	$2,464	19.2%

Other Financial Information
Non-GAAP operating expenses	$2,068	16.4%	4%	$1,998	15.4%

During the first quarter of Fiscal 2017, our total operating expenses increased 5%. During the first quarter of Fiscal 2017 and the first quarter of Fiscal 2016, we recognized $421 million and $430 million, respectively, in amortization of intangible assets and purchase accounting adjustments related to the going-private transaction. During the first quarter of Fiscal 2017, our total non-GAAP operating expenses increased 4%.

•
Selling, General, and Administrative — Selling, general, and administrative expenses, or SG&A expenses, increased 5% during the first quarter of Fiscal 2017. The increases were primarily driven by compensation and benefits costs due to an increase in sales headcount, marketing costs, and outside services associated with the pending EMC merger transaction. We continue to actively manage our cost structure, which allows us to invest in strategic areas such as strengthening our sales force.

•
Research, Development, and Engineering — Research, development, and engineering expenses, or RD&E expenses, are primarily composed of personnel-related expenses related to product development. RD&E expenses were 2.7% of net revenue for the first quarter of Fiscal 2017, compared to 2.5% for the first quarter of Fiscal 2016.

Operating Income/Loss

During the first quarter of Fiscal 2017, operating loss was $161 million, compared to $335 million during the first quarter of Fiscal 2016. Operating loss includes amortization of intangible assets, purchase accounting adjustments, and other corporate expenses. Excluding these costs non-GAAP operating income during the first quarter of Fiscal 2017 was $565 million, compared to $412 million during the first quarter of Fiscal 2016. This favorability in operating income was attributable to higher gross margin primarily within Client Solutions, the effect of which was partially offset by the increase in operating expenses.

Interest and Other, Net
The following table provides a detailed presentation of interest and other, net for each of the periods presented:

	Three Months Ended
	April 29, 2016	May 1, 2015
	(in millions)
Interest and other, net:
Investment income, primarily interest	$9	$11
Gain (loss) on investments, net	—	(3)
Interest expense	(163)	(178)
Foreign exchange	(27)	(4)
Other	(24)	(5)
Total interest and other, net	$(205)	$(179)

During the first quarter of Fiscal 2017, changes in interest and other, net were unfavorable by $26 million, primarily due to an increase in foreign exchange losses and other expenses. The increase in foreign exchange losses was attributable to an increase in trading costs and certain revaluations of un-hedged foreign currencies. Other expenses included the recognition of approximately $16 million of expense representing the fair value adjustment on the common stock purchase agreement with Temasek entered into in connection with the pending EMC merger transaction. See Note 3 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further information regarding the common stock purchase agreement. The unfavorability in interest and other, net was offset partially by a decrease in interest expense from lower average debt balances over the current period.

Income and Other Taxes

Our effective income tax rate was -16.4% and 7.4% on pre-tax losses from continuing operations of $366 million and $514 million for the first quarter of Fiscal 2017 and the first quarter of Fiscal 2016, respectively. The change in our effective income tax rate for the first quarter of Fiscal 2017 was primarily attributable to charges of approximately $135 million on previous untaxed earnings of a foreign subsidiary that will no longer be permanently reinvested as a result of the Dell Services divestiture. See Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements for more information on the Dell Services divestiture.  The tax charge on the foreign subsidiary was offset in part by a higher mix of income in lower tax jurisdictions. The income tax rate for future quarters of Fiscal 2017 will be impacted by the actual mix of jurisdictions in which income is generated.
Our effective tax rate can fluctuate depending on the geographic distribution of our world-wide earnings, as our foreign earnings are generally taxed at lower rates than in the United States. In certain jurisdictions, our tax rate is significantly less than the applicable statutory rate as a result of tax holidays. The majority of our foreign income that is subject to these tax holidays and lower tax rates is attributable to Singapore, China, and Malaysia. A significant portion of these income tax benefits is related to a tax holiday that will expire on January 31, 2017. We are currently seeking new terms for the affected subsidiary and it is uncertain whether any terms will be agreed upon. Our other tax holidays will expire in whole or in part during Fiscal 2019 through Fiscal 2023. Many of these tax holidays and reduced tax rates may be extended when certain conditions are met or may be terminated early if certain conditions are not met. The differences between our effective tax rate and the U.S. federal statutory rate of 35% principally resulted from the geographical distribution of taxable income discussed above and permanent differences between the book and tax treatment of certain items.  We continue to assess our business model and its impact in various taxing jurisdictions.
For further discussion regarding tax matters, including the status of income tax audits, see Note 10 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Net Income/Loss

During the first quarter of Fiscal 2017, net loss decreased 11% to a net loss of $426 million. Net loss for the first quarters of Fiscal 2017 and Fiscal 2016 includes amortization of intangible assets, purchase accounting adjustments, costs related to the going-private transaction, and other corporate expenses. These costs totaled $726 million and $744 million for the first quarters of Fiscal 2017 and Fiscal 2016, respectively. Excluding these costs, non-GAAP net income for the first quarter of Fiscal 2017 increased 134% to $306 million. The increase in non-GAAP net income for the first quarter of Fiscal 2017 was primarily attributable to an increase in non-GAAP operating income. See Note 10 of the Notes to the Unaudited Condensed Consolidated Financial Statements for more information regarding our effective tax rate.

Product and Services Business Unit Results

The Company's reportable segments are based on the following product and services business units: Client Solutions, Enterprise Solutions Group ("ESG"), Dell Software Group ("DSG"). A description of our three product and services business units is provided under "Introduction." See Note 15 of the Notes to the Unaudited Condensed Consolidated Financial Statements for a reconciliation of net revenue by reportable segment to consolidated net revenue.

Client Solutions:

The following table presents net revenue and operating income attributable to Client Solutions for the respective periods:

	Three Months Ended
	April 29, 2016	% Change	May 1, 2015
	(in millions, except percentages)
Net Revenue (a):
Commercial	$6,145	(4)%	$6,428
Consumer	2,426	(1)%	2,441
Total Client Solutions net revenue	$8,571	(3)%	$8,869

Operating Income:
Client Solutions operating income	$385	76%	$219
% of segment net revenue	4.5%		2.5%
____________________

(a)
In the first quarter of Fiscal 2017, we redefined the categories within the Client Solutions business unit. None of these changes impacted our consolidated or total business unit results. Prior period amounts have been recast to provide comparability.

Net Revenue — During the first quarter of Fiscal 2017, Client Solutions experienced a 3% decrease in net revenue primarily due to continued depressed global market demand for desktops and notebooks, and decisions around strategic pricing in this environment which particularly impacted commercial. Although commercial did experience a shift in demand from desktops to higher value notebooks, it was not sufficient to offset the overall revenue decline. From a geographical perspective, net revenue attributable to Client Solutions decreased across all regions during the first quarter of Fiscal 2017, with net revenue from the Americas and EMEA representing most of the decline.

Operating Income — During the the first quarter of Fiscal 2017, operating income as a percentage of net revenue attributable to Client Solutions increased 200 basis points to 4.5%. This increase was driven by an increase in our gross margin percentage, offset partially by an increase in our operating expense percentage. The increase in our gross margin percentage was primarily a result of a favorable cost position, partially offset by a decline in net revenue due to strategic pricing decisions. Operating expenses as a percentage of net revenue increased over the period as a result of investments in our sales force to enhance efficiency and drive growth in future periods.

Enterprise Solutions Group:

The following table presents net revenue and operating income attributable to ESG for the respective periods:

	Three Months Ended
	April 29, 2016	% Change	May 1, 2015
	(in millions, except percentages)
Net Revenue:
Servers and networking	$3,075	(2)%	$3,152
Storage	538	(2)%	550
Total ESG net revenue	$3,613	(2)%	$3,702

Operating Income:
ESG operating income	$192	(20)%	$239
% of segment net revenue	5.3%		6.5%

Net Revenue — During the first quarter of Fiscal 2017, ESG net revenue decreased 2% due to a decrease in net revenue from servers and networking. The decline was primarily attributable to a decrease in sales of PowerEdge server units, which was partially mitigated by an increase in average selling prices due to a shift to products with richer configurations. Net revenue from storage also decreased 2%. From a geographical perspective, during the first quarter of Fiscal 2017, ESG net revenue decreased in the Americas and EMEA, partially offset by an increase in net revenue in APJ.

Operating Income — During the first quarter of Fiscal 2017, ESG operating income as a percentage of net revenue decreased 120 basis points to 5.3%. The decrease in ESG operating income percentage was driven by an increase in operating expense percentage due to higher sales and marketing costs. We continue to make investments in our sales force to enhance efficiency and drive growth in future periods.

Dell Software Group:

The following table presents net revenue and operating income attributable to DSG for the respective periods:

	Three Months Ended
	April 29, 2016	% Change	May 1, 2015
	(in millions, except percentages)
Net Revenue:
DSG net revenue	$334	—%	$333

Operating Income:
DSG operating income (loss)	$28	204%	$(27)
% of segment net revenue	8.4%		(8.1)%

Net Revenue — During the first quarter of Fiscal 2017, net revenue attributable to DSG was relatively unchanged from the first quarter of Fiscal 2016. From a geographical perspective, during the first quarter of Fiscal 2017, DSG net revenue increased in the Americas, largely offset by net revenue decreases in EMEA and APJ.

Operating Income — During the first quarter of Fiscal 2017, DSG operating income as a percentage of net revenue increased 1,650 basis points to an operating income percentage of 8.4%. This improvement was primarily attributable to a decrease in our operating expense percentage, driven by cost optimization across all functional areas.

Accounts Receivable

We sell products and services directly to customers and through a variety of sales channels, including retail distribution. Our accounts receivable, net, was $5.1 billion as of both April 29, 2016 and January 29, 2016. We maintain an allowance for doubtful accounts to cover receivables that may be deemed uncollectible. The allowance for losses is based on a provision for accounts that are collectively evaluated based on historical bad debt experience as well as specific identifiable customer accounts that are deemed at risk. As of April 29, 2016 and January 29, 2016, the allowance for doubtful accounts was $44 million and $42 million, respectively. Based on our assessment, we believe that we are adequately reserved for expected credit losses. We monitor the aging of our accounts receivable and continue to take actions to reduce our exposure to credit losses.

Dell Financial Services and Financing Receivables

Dell Financial Services, referred to as DFS, offers a wide range of financial services, including originating, collecting, and servicing customer receivables primarily related to the purchase of Dell products. In some cases, we originate financing activities for our commercial customers related to the purchase of third-party technology products that complement our portfolio of products and services. New financing originations, which represent the amounts of financing provided by DFS to customers for equipment and related software and services, including third-party originations, were $0.8 billion and $0.9 billion for the first quarter of Fiscal 2017 and the first quarter of Fiscal 2016, respectively. As of April 29, 2016 and January 29, 2016, our financing receivables, net were $5.0 billion and $5.1 billion, respectively.

We have securitization programs to fund revolving loans and fixed-term leases and loans through consolidated special purpose entities, referred to as SPEs, which we account for as secured borrowings. We transfer certain U.S. customer financing receivables to these SPEs, whose purpose is to facilitate the funding of customer receivables through financing arrangements with multi-seller conduits that issue asset-backed debt securities in the capital markets and to private investors. During the first quarters of Fiscal 2017 and Fiscal 2016, we transferred $0.6 billion and $1.0 billion, respectively, to these SPEs. The structured financing debt related to all of our securitization programs included as secured borrowing was $2.8 billion as of both April 29, 2016 and January 29, 2016. In addition, the carrying amount of the corresponding financing receivables was $3.3 billion as of both April 29, 2016 and January 29, 2016.
We maintain an allowance to cover expected financing receivable credit losses and evaluate credit loss expectations based on our total portfolio. For the first quarter of Fiscal 2017 and the first quarter of Fiscal 2016, the principal charge-off rate for our total portfolio was 2.2% and 2.7%, respectively. The credit quality mix of our financing receivables has improved in recent years due to our underwriting actions and as the mix of high-quality commercial accounts in our portfolio has increased. The allowance for losses is determined based on various factors, including historical and anticipated experience, past due receivables, receivable type, and customer risk profile. At April 29, 2016 and January 29, 2016, the allowance for financing receivable losses was $165 million and $176 million, respectively. In general, the loss rates on our financing receivables have improved over the periods presented.  We expect the loss rates in future periods to stabilize, with movements in these rates being primarily driven by seasonality and a continued shift in portfolio composition to lower risk commercial assets. We continue to monitor broader economic indicators and their potential impact on future loss performance. We have an extensive process to manage our exposure to customer credit risk, including active management of credit lines and our collection activities. We also sell selected fixed-term financing receivables to unrelated third parties on a periodic basis, primarily to manage certain concentrations of customer credit exposure.  Based on our assessment of the customer financing receivables, we believe that we are adequately reserved.
See Note 4 of the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information about our financing receivables and the associated allowance.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

MARKET CONDITIONS, LIQUIDITY, AND CAPITAL COMMITMENTS

Market Conditions

We regularly monitor economic conditions and associated impacts on the financial markets and our business. We consistently evaluate the financial health of our supplier base, carefully manage customer credit, diversify counterparty risk, and monitor the concentration risk of our cash and cash equivalents balances globally. We routinely monitor our financial exposure to borrowers and counterparties.

We monitor credit risk associated with our financial counterparties using various market credit risk indicators such as credit ratings issued by nationally recognized rating agencies and changes in market credit default swap levels. We perform periodic evaluations of our positions with these counterparties and may limit exposure to any one counterparty in accordance with our policies. We monitor and manage these activities depending on current and expected market developments.

We use derivative instruments to hedge certain foreign currency exposures. We use forward contracts and purchased options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted transactions denominated in currencies other than the U.S. dollar.  In addition, we primarily use forward contracts and may use purchased options to hedge monetary assets and liabilities denominated in a foreign currency.  See Note 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements for more information about our use of derivative instruments.

The impact on our Unaudited Condensed Consolidated Financial Statements of any credit adjustments related to our use of counterparties has been immaterial.

Liquidity

To support our ongoing business operations, we rely on operating cash flows as our primary source of liquidity. We monitor the efficiency of our balance sheet to ensure that we have adequate liquidity to support our strategic initiatives. In addition to internally generated cash, we have access to other capital sources to finance our strategic initiatives and fund growth in our financing operations. As of April 29, 2016, we had $6.1 billion of total cash and cash equivalents, substantially all of which was held outside of the United States. Our strategy is to deploy capital from any potential source, whether internally generated cash or debt, depending on the adequacy and availability of that source of capital and whether it can be accessed in a cost-effective manner.

A significant portion of our income is earned in non-U.S. jurisdictions. Under current law, earnings available to be repatriated to the United States would be subject to U.S. federal income tax, less applicable foreign tax credits. We have provided for the U.S. federal tax liability on these amounts for financial statement purposes, except for foreign earnings that are considered permanently reinvested outside of the United States. We utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash available in the locations where it is needed.

The following table summarizes our cash and cash equivalents as well as our available borrowings as of April 29, 2016 and January 29, 2016:

	April 29, 2016	January 29, 2016
	(in millions)
Cash and cash equivalents, and available borrowings:
Cash and cash equivalents	$6,139	$6,576
Remaining available borrowings under the asset-backed credit line ("ABL Credit Facility")	1,622	1,676
Total cash, cash equivalents, and available borrowings	$7,761	$8,252

The maximum aggregate borrowings under the ABL Credit Facility are approximately $2.0 billion. Borrowings under the ABL Credit Facility are subject to a borrowing base, which consists of certain receivables and inventory. Available borrowings under the ABL Credit Facility are reduced by draws on the facility as well as outstanding letters of credit. As of April 29, 2016, there were no draws on the facility and, after taking into account outstanding letters of credit, our available capacity totaled $1.6 billion.

To finance the going-private transaction, we issued $13.9 billion in debt, which included borrowings under our Term Loan Facilities and the ABL Credit Facility, proceeds from the sale of Senior First Lien Notes and other notes, and borrowings under structured financing debt programs. See Note 1 and Note 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements for more information on the going-private transaction and our outstanding borrowings.

The following table summarizes our outstanding debt as of April 29, 2016 and January 29, 2016:

	April 29, 2016	January 29, 2016
	(in millions)
Outstanding Debt:
Term loan facilities and Senior First Lien Notes	$7,559	$7,623
Unsecured notes and debentures	2,453	2,853
Structured financing debt	3,405	3,411
Other	62	93
Total debt, principal amount	13,479	13,980
Carrying value adjustments	(335)	(349)
Total debt, carrying value	$13,144	$13,631

During the first three months ended April 29, 2016, we repaid $0.5 billion of debt, which primarily consisted of $0.4 billion of maturing Unsecured Notes and Debentures and $0.1 billion of Term Loan facilities.

Our requirements for cash to pay principal and interest have increased significantly due to the incremental borrowings we incurred to finance the going-private transaction. We may, at our sole discretion, purchase, redeem, prepay, refinance, or otherwise retire our outstanding indebtedness under the terms of such indebtedness, in open market or negotiated transactions with the holders of such indebtedness, or otherwise.

We balance the use of our securitization programs with working capital and other sources of liquidity to fund growth in our global financial services business. Of the $13.5 billion in outstanding principal debt as of April 29, 2016, $4.4 billion, which includes $3.4 billion in structured financing debt, is used to fund this business.

In connection with the proposed EMC merger transaction, we will enter into new senior secured credit facilities, new term loan facilities and other credit facilities, in addition to our existing borrowings. We will maintain our securitization programs to fund revolving loans and fixed-term leases and loans through SPEs. We expect to make available at least $2.95 billion of cash on hand to be utilized to consummate the transaction, which may result in a need to repatriate cash from foreign jurisdictions. While no final plan for repatriation of cash has been developed as it relates to this transaction, we do not expect to incur material tax or other costs as a result of any such repatriation.

We believe that our current cash and cash equivalents, along with cash that will be provided by future operations, and borrowings expected to be available under the ABL Credit Facility, will be sufficient to fund our operations, capital expenditures, debt service requirements, payments for shares subject to the appraisal proceedings, and any tax audit settlements described in Note 9 and Note 10 of the Notes to the Unaudited Condensed Consolidated Financial Statements, respectively, over at least the next twelve months. We also believe that we will have sufficient cash to fund the closing of the proposed EMC merger transaction.

Cash Flows

The following table contains a summary of our Unaudited Condensed Consolidated Statements of Cash Flows for the respective periods:

	Three months ended
	April 29, 2016	May 1, 2015
	(in millions)
Net change in cash from:
Operating activities	$(63)	$(895)
Investing activities	(60)	(83)
Financing activities	(387)	358
Effect of exchange rate changes on cash and cash equivalents	73	(4)
Change in cash and cash equivalents	$(437)	$(624)

Operating Activities — Cash used by operating activities was $63 million and $895 million for the first quarters of Fiscal 2017 and Fiscal 2016, respectively. The improvement in operating cash flows was primarily due to favorable changes in working capital, in particular a decrease in accounts receivable, net due to stronger collections performance. Additionally, we benefited from the lower impact of incentive compensation payments in the first quarter of Fiscal 2017.

Investing Activities — Investing activities primarily consist of capital expenditures for property, plant, and equipment, collections on purchased financing receivables, and proceeds from sale of facilities, land and other assets. Cash used in investing activities was $60 million and $83 million during the first quarter of Fiscal 2017 and the first quarter of Fiscal 2016, respectively, which included $19 million and $22 million, respectively, in capital expenditures attributable to Dell Services.

Financing Activities — Financing activities primarily consist of the proceeds and repayments of debt. During the first quarter of Fiscal 2017, cash used in financing activities was $0.4 billion, as we repaid $0.4 billion in maturing Unsecured Notes and Debentures and $0.1 billion in Term Loan facilities and related foreign currency derivative settlements. These repayments of debt were partially offset by $0.1 billion in contributions from offering proceeds received upon closing of the SecureWorks IPO. In comparison, during the first quarter of Fiscal 2016, cash provided by financing activities was $0.4 billion as we issued $0.6 billion, net, in additional structured financing debt and repaid $0.2 billion in Term Loan facilities and related foreign currency derivative settlements.

See Note 4 of the Notes to the Unaudited Condensed Consolidated Financial Statements for more information about our securitization programs, and Note 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements for more information about our debt.

Key Performance Metrics

We derived the components of our cash conversion cycle for the periods presented using balances and results of operations which include Dell Services. We will continue to evaluate and present our cash conversion cycle inclusive of Dell Services until we complete the divestiture.
The following table presents the components of our cash conversion cycle for the periods presented:

	Three months ended
	April 29, 2016	January 29, 2016
Days of sales outstanding (a)	42	40
Days of supply in inventory (b)	14	14
Days in accounts payable (c)	(107)	(106)
Cash conversion cycle (d)	(51)	(52)
__________________

(a)
Days of sales outstanding, referred to as DSO, calculates the average collection period of our receivables. DSO is based on the ending net trade receivables, adjusted to include accounts receivable, net classified as held for sale, and the most recent quarterly non-GAAP net revenue, adjusted to include discontinued operations, for each period. DSO also includes the effect of product costs related to customer shipments not yet recognized as revenue that are classified in other current assets. DSO is calculated by adding accounts receivable, net of allowance for doubtful accounts, and customer shipments in transit and dividing that sum by average non-GAAP net revenue per day for the current quarter (90 days for all fiscal quarters presented herein). At April 29, 2016, DSO and days of customer shipments not yet recognized were 38 and 4 days, respectively. At January 29, 2016, DSO and days of customer shipments not yet recognized were 36 and 4 days, respectively.

(b)
Days of supply in inventory, referred to as DSI, measures the average number of days from procurement to sale of our products. DSI is based on ending inventory and most recent quarterly non-GAAP cost of goods sold, adjusted to include discontinued operations, for each period. DSI is calculated by dividing ending inventory by average non-GAAP cost of goods sold per day for the current quarter (90 days for all fiscal quarters presented herein).

(c)
Days in accounts payable, referred to as DPO, calculates the average number of days our payables remain outstanding before payment. DPO is based on ending accounts payable, adjusted to include accounts payable classified as held for sale, and most recent quarterly non-GAAP cost of goods sold, adjusted to include discontinued operations, for each period. DPO is calculated by dividing accounts payable by average non-GAAP cost of goods sold per day for the current quarter (90 days for all fiscal quarters presented herein).

(d)
We calculate our cash conversion cycle using non-GAAP net revenue, adjusted to include discontinued operations, and non-GAAP cost of goods sold, adjusted to include discontinued operations, because we believe that excluding certain items from the GAAP results facilitates management's understanding of this key performance metric.

The tables below provide reconciliations of each non-GAAP financial measure to its most directly comparable GAAP financial measure used in calculating the DSO, DSI and DPO metrics:

	Three months ended
	April 29, 2016	January 29, 2016
	(in millions)
Net revenue	$12,534	$12,979
Non-GAAP adjustments:
Impact of purchase accounting	78	96
Non-GAAP net revenue	12,612	13,075
Net revenue attributable to discontinued operations	674	703
Impact of purchase accounting attributable to discontinued operations	—	4
Non-GAAP net revenue, adjusted to include discontinued operations	$13,286	$13,782

Cost of goods sold	$10,116	$10,491
Non-GAAP adjustments:
Impact of purchase accounting	(11)	(15)
Amortization of intangibles	(124)	(120)
Other corporate expenses	(2)	(3)
Non-GAAP cost of goods sold	9,979	10,353
Cost of goods sold attributable to discontinued operations	541	571
Impact of purchase accounting attributable to discontinued operations	12	12
Other corporate expenses attributable to discontinued operations	9	—
Non-GAAP cost of goods sold, adjusted to include discontinued operations	$10,541	$10,936

	April 29, 2016	January 29, 2016
	(in millions)
Accounts receivable, net	$5,075	$5,092
Accounts receivable, net classified as held for sale	454	443
Accounts receivable, net, adjusted to included accounts receivable held for sale	$5,529	$5,535

Accounts payable	12,412	12,761
Accounts payable, net classified as held for sale	138	173
Accounts payable, net, adjusted to included accounts receivable held for sale	$12,550	$12,934

For the three months ended April 29, 2016, changes in our cash conversion cycle were unfavorable by one day when compared to the three months ended January 29, 2016. This was driven by a two day increase in DSO primarily due to the timing of revenue recognition during the period. The increase in DSO was partially offset by a one day improvement in DPO, while DSI remained effectively unchanged. We believe our business model allows us to maintain an efficient cash conversion cycle, which compares favorably with that of others in our industry.

Capital Commitments

Capital Expenditures — During the first quarters of Fiscal 2017 and Fiscal 2016, we spent $92 million and $114 million, respectively, on property, plant, and equipment, which included $19 million and $22 million, respectively, attributable to Dell Services. These expenditures were primarily incurred in connection with our global expansion efforts and infrastructure investments made to support future growth. Product demand, product mix, and the increased use of contract manufacturers, as well as ongoing investments in operating and information technology infrastructure, influence the level and prioritization of our capital expenditures. Aggregate capital expenditures for Fiscal 2017, which will be primarily related to infrastructure investments and strategic initiatives, are currently expected to total approximately $0.5 billion.

Purchase Obligations — Purchase obligations are defined as contractual obligations to purchase goods or services that are enforceable and legally binding on us. These obligations specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Purchase obligations do not include contracts that may be canceled without penalty.

We utilize several suppliers to manufacture sub-assemblies for our products. Our efficient supply chain management allows us to enter into flexible and mutually beneficial purchase arrangements with our suppliers in order to minimize inventory risk. Consistent with industry practice, we acquire raw materials or other goods and services, including product components, by issuing to suppliers authorizations to purchase based on our projected demand and manufacturing needs. These purchase orders are typically fulfilled within 30 days and are entered into during the ordinary course of business in order to establish best pricing and continuity of supply for our production. Purchase orders are not included in the table above as they typically represent our authorization to purchase rather than binding purchase obligations.

ITEM 3  — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Denali is exposed to a variety of risks, including foreign currency exchange rate fluctuations and changes in the market value of investments. In the normal course of business, Denali employs established policies and procedures to manage these risks.
Foreign Currency Risk

During the first quarter of Fiscal 2017, the principal foreign currencies in which Denali transacted business were the Euro, Chinese Renminbi, Japanese Yen, British Pound, Canadian Dollar, and Australian Dollar. Denali’s objective in managing its exposures to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations associated with foreign currency exchange rate changes on earnings and cash flows. Accordingly, Denali utilizes foreign currency option contracts and forward contracts to hedge its exposure on forecasted transactions and firm commitments for certain currencies. Denali monitors its foreign currency exchange exposures to ensure the overall effectiveness of its foreign currency hedge positions. However, there can be no assurance that Denali’s foreign currency hedging activities will continue to substantially offset the impact of fluctuations in currency exchange rates on the results of operations and financial position in the future.
As of April 29, 2016, based on Denali’s foreign currency hedge instruments outstanding, which include designated and non-designated instruments, there was a maximum potential one-day loss at a 95% confidence level in fair value of approximately $18 million using a Value-at-Risk, referred to as VAR, model. By using market implied rates and incorporating volatility and correlation among the currencies of a portfolio, the VAR model simulates 10,000 randomly generated market prices and calculates the difference between the fifth percentile and the average as the Value-at-Risk. The VAR model is a risk estimation tool and is not intended to represent actual losses in fair value that will be incurred. Additionally, as Denali utilizes foreign currency instruments for hedging forecasted and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure.
Interest Rate Risk

Denali is exposed to interest rate risk related to its debt and investment portfolios and financing receivables. Denali mitigates the risk related to its structured financing debt through the use of interest rate swaps to hedge the variability in cash flows related to the interest rate payments on such debt. Based on Denali's variable rate debt portfolio outstanding as of April 29, 2016, a 100 basis point increase in interest rates would have resulted in an increase of approximately $52 million in annual interest expense.
Denali mitigates the risks related to its investment portfolio by investing primarily in high-quality credit securities, limiting the amount that can be invested in any single issuer and investing in short-to-intermediate-term investments. Due to the nature of Denali's investment portfolio as of April 29, 2016, a 100 basis point increase or decrease in interest rates would not have had a material impact on the fair value of this portfolio.

ITEM 4 — CONTROLS AND PROCEDURES
This report includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 under the Securities Exchange Act of 1934, or Exchange Act. See Exhibits 31.1 and 31.2. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.

Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.
In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 29, 2016. Based on that evaluation, our management has concluded that our disclosure controls and procedures were effective as of April 29, 2016.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the first quarter of Fiscal 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS
The information required by this item is incorporated herein by reference to the information set forth under the caption “Legal Matters” in Note 9 of the Notes to the Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements.”

Additional information on our commitments and contingencies can be found in "Denali Financial Statements" for our fiscal year ended January 29, 2016 included in the proxy statement/prospectus dated June 6, 2016, or Form S-4 proxy statement/prospectus, forming part of our registration statement on Form S-4 (Registration No. 333-208524) filed with the SEC.

ITEM 1A — RISK FACTORS

In addition to the other information set forth in this report, the factors described in the section titled "Risk Factors — Risk Factors Relating to Denali, Dell and EMC — Risk Factors Relating to Denali and Dell" of the Form S-4 proxy statement/prospectus, could materially affect our business, financial condition, or operating results. The risks described in the Form S-4 proxy statement/prospectus are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that may also materially adversely affect our business, financial condition, or operating results.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities

From January 30, 2016 through April 29, 2016, we issued to certain employees an aggregate of 93,175 shares of our Series C common stock at per share purchase prices ranging from $5.24 to $19.24 pursuant to exercises of stock options granted under our 2013 Stock Incentive Plan and Dell Inc’s Amended and Restated 2002 Long-Term Incentive Plan.  The foregoing transactions were effected in reliance on the exemption from the registration requirements of the Securities Act of 1933 afforded by Rule 701 thereunder as transactions pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule.

ITEM 6 — EXHIBITS

Exhibits — See Index to Exhibits below following the signature page to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DENALI HOLDING INC.

By:	/s/ MAYA MCREYNOLDS
Maya McReynolds
Vice President, Corporate Finance and
Chief Accounting Officer
(On behalf of registrant and as principal accounting officer)

Date: June 10, 2016

INDEX TO EXHIBITS

Exhibit No.			Description of Exhibit
3.1
Form of Fourth Amended and Restated Certificate of Incorporation of Denali Holding Inc. (the “Company”). Incorporated by reference to Annex B to the Company’s proxy statement/prospectus, filed with the Securities and Exchange Commission (the “Commission”) on June 6, 2016, forming part of the Company’s Registration Statement on Form S-4 (Registration No. 333-208524).

3.2
Form of Amended and Restated Bylaws of the Company. Incorporated by reference to Annex C to the Company’s proxy statement/prospectus, filed with the Commission on June 6, 2016, forming part of the Company’s Registration Statement on Form S-4 (Registration No. 333-208524).

31.1†
Certification of Michael S. Dell, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†
Certification of Thomas W. Sweet, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1††
Certifications of Michael S. Dell, Chairman and Chief Executive Officer, and Thomas W. Sweet, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	.INS†	—	XBRL Instance Document.
101	.SCH†	—	XBRL Taxonomy Extension Schema Document.
101	.CAL†	—	XBRL Taxonomy Extension Calculation Linkbase Document.
101	.DEF†	—	XBRL Taxonomy Extension Definition Linkbase Document.
101	.LAB†	—	XBRL Taxonomy Extension Label Linkbase Document.
101	.PRE†	—	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Filed with this report.
††	Furnished with this report.