Form 10-Q
period 2016-07-29
Dell Technologies Inc
filed 2016-09-06
CIK 1571996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2016
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 333-208524

Dell Technologies Inc.
(Exact name of registrant as specified in its charter)

Delaware	80-0890963
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Dell Way, Round Rock, Texas 78682
(Address of principal executive offices) (Zip Code)

1-800-289-3355
(Registrant’s telephone number, including area code)

Denali Holding Inc.
(Former name or former address, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of the close of business on August 29, 2016, there were 306,528,252 shares of Dell Technologies Inc. Series A common stock outstanding, 98,181,818 shares of Dell Technologies Inc. Series B common stock outstanding, and 327,561 shares of Dell Technologies Inc. Series C common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report includes “forward-looking statements.” The words “may,” “will,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “aim,” “seek” and similar expressions as they relate to us or our management are intended to identify these forward-looking statements. All statements by us regarding our expected financial position, revenues, cash flows and other operating results, business strategy, legal proceedings and similar matters are forward-looking statements. Our expectations expressed or implied in these forward-looking statements may not turn out to be correct. Our results could be materially different from our expectations because of various risks, including the risks described in the section titled “Risk Factors — Risk Factors Relating to Denali, Dell and EMC — Risk Factors Relating to Denali and Dell” of the proxy statement/prospectus dated June 6, 2016 forming part of our registration statement on Form S-4 (Registration No. 333-208524) filed with the Securities and Exchange Commission. We changed our name from Denali Holding Inc. to Dell Technologies Inc. on August 25, 2016. Any forward-looking statement speaks only as of the date as of which such statement is made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances, including unanticipated events, after the date as of which such statement was made.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS
DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in millions; unaudited)

	July 29, 2016	January 29, 2016
ASSETS
Current assets:
Cash and cash equivalents	$7,226	$6,322
Accounts receivable, net	5,257	4,848
Short-term financing receivables, net	2,867	2,915
Inventories, net	1,446	1,619
Other current assets	3,326	3,497
Current assets held for sale	4,125	4,372
Total current assets	24,247	23,573
Restricted cash (Note 5)	23,285	—
Property, plant, and equipment, net	1,562	1,649
Long-term investments	104	114
Long-term financing receivables, net	2,271	2,177
Goodwill	8,406	8,406
Intangible assets, net	7,595	8,577
Other non-current assets	1,446	626
Total assets	$68,916	$45,122

LIABILITIES, REDEEMABLE SHARES, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$2,500	$2,981
Accounts payable	14,050	12,746
Accrued and other	3,835	4,217
Short-term deferred revenue	3,916	3,632
Current liabilities held for sale	1,522	1,829
Total current liabilities	25,823	25,405
Long-term debt (Note 5)	33,836	10,650
Long-term deferred revenue	4,154	4,089
Other non-current liabilities	2,733	3,406
Total liabilities	66,546	43,550
Commitments and contingencies (Note 9)
Redeemable shares	179	106
Stockholders' equity:
Common stock and capital in excess of $.01 par value, net of treasury stock; shares authorized: 700 (Series A: 350, Series B: 150, Series C: 200); shares issued and outstanding: 405 (Series A: 307, Series B: 98) and 405 (Series A: 307, Series B: 98), respectively	5,682	5,727
Accumulated deficit	(3,309)	(3,937)
Accumulated other comprehensive loss	(308)	(324)
Total Dell Technologies Inc. stockholders’ equity	2,065	1,466
Non-controlling interest	126	—
Total stockholders' equity	2,191	1,466
Total liabilities, redeemable shares, and stockholders' equity	$68,916	$45,122
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	July 29, 2016	July 31, 2015	July 29, 2016	July 31, 2015
Net revenue:
Products	$10,961	$10,938	$21,144	$21,462
Services, including software related	2,089	2,037	4,119	4,038
Total net revenue	13,050	12,975	25,263	25,500
Cost of net revenue:
Products	9,495	9,663	18,294	19,027
Services, including software related	1,226	1,233	2,453	2,482
Total cost of net revenue	10,721	10,896	20,747	21,509
Gross margin	2,329	2,079	4,516	3,991
Operating expenses:
Selling, general, and administrative	2,020	1,932	4,086	3,900
Research, development, and engineering	246	250	510	505
Total operating expenses	2,266	2,182	4,596	4,405
Operating income (loss)	63	(103)	(80)	(414)
Interest and other, net	(349)	(222)	(568)	(397)
Loss from continuing operations before income taxes	(286)	(325)	(648)	(811)
Income tax provision (benefit)	(22)	(33)	42	(73)
Net loss from continuing operations	(264)	(292)	(690)	(738)
Income (loss) from discontinued operations, net of income taxes	836	27	1,317	(31)
Net income (loss)	572	(265)	627	(769)
Less: Net loss attributable to non-controlling interests	(1)	—	(1)	—
Net income (loss) attributable to Dell Technologies Inc.	$573	$(265)	$628	$(769)

Earnings (loss) per share attributable to Dell Technologies Inc. - basic:
Continuing operations	$(0.65)	$(0.72)	$(1.70)	$(1.82)
Discontinued operations	2.06	0.07	3.25	(0.08)
Basic	$1.41	$(0.65)	$1.55	$(1.90)

Earnings (loss) per share attributable to Dell Technologies Inc. - diluted:
Continuing operations	$(0.65)	$(0.72)	$(1.70)	$(1.82)
Discontinued operations	2.06	0.07	3.25	(0.08)
Diluted	$1.41	$(0.65)	$1.55	$(1.90)

Weighted-average shares outstanding:
Basic	405	405	405	405
Diluted	405	405	405	405
 The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions; unaudited)

	Three Months Ended		Six Months Ended
	July 29, 2016	July 31, 2015	July 29, 2016	July 31, 2015
Net income (loss)	$572	$(265)	$627	$(769)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(37)	(14)	42	(47)

Cash flow hedges
Change in unrealized gains (losses)	58	66	(107)	60
Reclassification adjustment for net (gains) losses included in net income (loss)	27	(88)	81	(272)
Net change	85	(22)	(26)	(212)

Total other comprehensive income (loss), net of tax benefit (expense) of $(6) and $(5), respectively and $5 and $8, respectively	48	(36)	16	(259)
Comprehensive income (loss), net of tax	620	(301)	643	(1,028)
Less: Net loss attributable to non-controlling interests	(1)	—	(1)	—
Less: Other comprehensive income (loss) attributable to non-controlling interests	—	—	—	—
Comprehensive income (loss) attributable to Dell Technologies Inc.	$621	$(301)	$644	$(1,028)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited; continued on next page)

	Six Months Ended
	July 29, 2016	July 31, 2015
Cash flows from operating activities:
Net income (loss)	$627	$(769)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,321	1,437
Stock-based compensation expense	34	34
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	47	53
Deferred income taxes	(1,619)	(216)
Provision for doubtful accounts — including financing receivables	45	76
Other	50	49
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(380)	(175)
Financing receivables	(74)	(268)
Inventories	171	150
Other assets	127	298
Accounts payable	1,232	68
Deferred revenue	286	459
Accrued and other liabilities	(52)	(464)
Change in cash from operating activities	1,815	732
Cash flows from investing activities:
Investments:
Purchases	(8)	(26)
Maturities and sales	18	1
Capital expenditures	(235)	(230)
Proceeds from sale of facilities, land, and other assets	19	85
Collections on purchased financing receivables	25	49
Divestitures of businesses, net of cash transferred	—	8
Other	(40)	—
Change in cash from investing activities	(221)	(113)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued; in millions; unaudited)

	Six Months Ended
	July 29, 2016	July 31, 2015
Cash flows from financing activities:
Payment of dissenting shares obligation	(446)	—
Repurchases of common stock	(2)	—
Contributions from non-controlling interests, net	100	—
Issuance of common stock under employee plans	—	2
Payments for debt issuance costs	(15)	(7)
Proceeds from debt	2,148	3,078
Repayments of debt	(2,638)	(2,749)
Other	4	3
Change in cash from financing activities	(849)	327
Effect of exchange rate changes on cash and cash equivalents	52	(50)
Change in cash and cash equivalents	797	896
Cash and cash equivalents at beginning of the period	6,576	5,398
Cash and cash equivalents at end of the period	$7,373	$6,294
Less: Cash included in assets held for sale	147	295
Cash and cash equivalents from continuing operations	$7,226	$5,999

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 — EMC MERGER TRANSACTION, DIVESTITURES AND BASIS OF PRESENTATION

EMC Merger Transaction — On October 12, 2015, Dell Technologies Inc. (formerly Denali Holding Inc., referred to as Parent or Dell Technologies) entered into an agreement and plan of merger (the “EMC merger agreement”) with EMC Corporation (“EMC”), Dell Inc. (“Dell”) and Universal Acquisition Co., a direct wholly-owned subsidiary of Parent (“EMC Merger Sub”). Pursuant to the EMC merger agreement, EMC Merger Sub will merge with and into EMC (“the EMC merger”), with EMC continuing as the surviving corporation and a wholly-owned subsidiary of Parent.

Upon the closing of the EMC merger, each share of EMC common stock, par value $0.01 per share (“EMC common stock”) owned immediately prior to the effective time of the EMC merger (other than shares owned by Parent, EMC Merger Sub, EMC or any of its wholly-owned subsidiaries, and other than shares with respect to which EMC’s shareholders are entitled to and properly exercise appraisal rights) automatically will be converted into the right to receive the merger consideration, consisting of (1) $24.05 in cash, without interest, and (2) a number of shares of validly issued, fully paid and non-assessable Class V common stock of Parent (the “Class V Common Stock”) equal to the quotient (rounded to the nearest five decimal points) obtained by dividing (A) 222,966,450 by (B) the aggregate number of shares of EMC common stock issued and outstanding immediately prior to the effective time of the EMC merger, plus cash in lieu of any fractional shares. No fractional shares of Class V Common Stock will be issued in the EMC merger. The approximately 223 million shares of Class V Common Stock issuable in the EMC merger (assuming EMC shareholders are not entitled to or do not properly exercise appraisal rights) are intended to track and reflect the economic performance of approximately 65% of EMC’s current economic interest in the business of VMware, Inc. (“VMware”), which currently consists of approximately 343 million shares of VMware common stock. Based on the number of shares of EMC common stock Parent currently expects will be issued and outstanding immediately prior to the completion of the EMC merger, it is estimated that EMC shareholders will receive in the EMC merger approximately 0.111 shares of Class V Common Stock for each share of EMC common stock.

The EMC merger will be financed with a combination of equity and debt financing and cash on hand. As of September 6, 2016, Parent has obtained committed equity financing for up to $4.4 billion in the aggregate from Michael S. Dell, Chairman, Chief Executive Officer and founder of Dell, a separate property trust for the benefit of Mr. Dell's wife, MSDC Denali Investors, L.P. and MSDC Denali EIV, LLC (the “MSD Partners Funds”), funds affiliated with Silver Lake Partners, and an affiliate of Temasek Holdings (Private) Limited. Parent also has obtained debt financing commitments for up to $26.3 billion in the aggregate from financial institutions for the purpose of financing the EMC merger and refinancing certain existing indebtedness of Parent and EMC. The obligations of the lenders under Parent’s debt financing commitments are subject to a number of customary conditions. During the three months ended July 29, 2016, subsidiaries of Parent issued a total of $20.0 billion of First Lien Notes and $3.25 billion of Senior Unsecured Notes, the proceeds of which will be applied to finance the EMC merger upon closing. Parent’s debt financing commitments will terminate upon the earlier of the termination of the EMC merger agreement in accordance with its terms or December 16, 2016. In addition, each of Parent and EMC has agreed to make available a certain amount of cash on hand (at least $2.95 billion, in the case of Parent, and $4.75 billion, in the case of EMC) at the completion of the EMC merger for the purpose of financing the transactions contemplated by the EMC merger agreement.

The completion of the EMC merger is subject to specified conditions, including (a) approval by EMC’s shareholders, which was obtained at a special meeting held on July 19, 2016, (b) the absence of an order or law prohibiting consummation of the transactions contemplated by the EMC merger agreement, (c) the effectiveness of the registration statement of Parent registering the shares of Class V Common Stock issuable in connection with the EMC merger and (d) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of certain foreign antitrust approvals. In addition, each party’s obligation to consummate the EMC merger is subject to other conditions, including (1) the accuracy of the other party’s representations and warranties (including the absence of a material adverse effect), (2) the other party’s compliance with its obligations, (3) receipt by each party of an opinion of counsel, dated as of the date of the EMC merger, as to certain tax matters and (4) the listing of the Class V Common Stock on the New York Stock Exchange or the Nasdaq Stock Market. Parent has applied to list the Class V Common Stock on the New York Stock Exchange.

The EMC merger agreement contains specified termination rights for both Parent and EMC, including that either party may terminate the EMC merger agreement if the EMC merger is not consummated by December 16, 2016, if any governmental authority has adopted any law or regulation prohibiting or rendering the consummation of the EMC merger permanently illegal,

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

or if any governmental authority has issued an order, decree or ruling or taken any other action permanently restraining, enjoining or otherwise prohibiting the EMC merger, and such order, decree or ruling has become final and nonappealable. If the EMC merger agreement is terminated under certain specified circumstances, including in connection with EMC’s entry into a definitive agreement for a superior proposal, EMC must pay Parent a termination fee of $2.5 billion. Further, if the EMC merger agreement is terminated under specified circumstances and, within 12 months after the termination, EMC enters into a definitive agreement providing for, or consummates, an acquisition proposal, EMC will be obligated to pay Parent a termination fee of $2.5 billion. The EMC merger agreement also provides that Parent and Dell will be obligated to pay EMC a reverse termination fee of $4 billion under specified circumstances and, in certain instances, an alternative reverse termination fee of $6 billion.

Other than the recognition of certain expenses related to the EMC merger and interest expense associated with the issuance of the First Lien Notes and the Senior Unsecured Notes referred to above, the proceeds of which are held in escrow, there was no impact of the EMC merger on the accompanying Unaudited Condensed Consolidated Financial Statements. See Note 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information.

Divestitures — On March 27, 2016, Dell entered into a definitive agreement with NTT Data International L.L.C. to divest substantially all of Dell Services for cash consideration of approximately $3.1 billion. On June 19, 2016, Dell entered into a definitive agreement with Francisco Partners and Elliot Management Corporation to divest substantially all of Dell Software Group ("DSG") for cash consideration of approximately $2.4 billion. In accordance with applicable accounting guidance, the results of Dell Services and DSG are presented as discontinued operations in the Condensed Consolidated Statements of Income (Loss) and, as such, have been excluded from both continuing operations and segment results for all periods presented. Further, the Company has reclassified the related assets and liabilities as held for sale in the accompanying Condensed Consolidated Statements of Financial Position. See Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information.

SecureWorks Initial Public Offering — On April 27, 2016, SecureWorks Corp. (“SecureWorks”) completed a registered underwritten initial public offering ("IPO") of its Class A common stock. Prior to the IPO, Dell Technologies owned indirectly, through Dell and Dell's subsidiaries, 100% of the outstanding equity interest in SecureWorks. As of July 29, 2016, Dell Technologies held approximately 86.8% of the outstanding equity interest in SecureWorks, which represented approximately 98.5% of the combined voting power of both classes of the SecureWorks common stock outstanding. The results of the SecureWorks operations are recorded in Corporate. See Note 12 and Note 15 of the Notes to the Unaudited Condensed Consolidated Financial Statements for more information.

Going-Private Transaction — On October 29, 2013, Dell was acquired by Dell Technologies in a merger transaction pursuant to an agreement and plan of merger, dated as of February 5, 2013, as amended. Dell Technologies is a Delaware corporation owned by Michael S. Dell and a separate property trust for the benefit of Mr. Dell’s wife, investment funds affiliated with Silver Lake Partners, the MSD Partners Funds, and certain members of Dell’s management and other investors. Mr. Dell serves as Chairman and Chief Executive Officer of Dell Technologies and Dell.

Basis of Presentation — The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of Dell Technologies Inc. (individually and together with its consolidated subsidiaries, "the Company") as of July 29, 2016 and January 29, 2016, the results of its operations and corresponding comprehensive income (loss) for the three and six months ended July 29, 2016 and July 31, 2015, and its cash flows for the six months ended July 29, 2016 and July 31, 2015. The accompanying Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and accompanying Notes for the fiscal year ended January 29, 2016 ("Fiscal 2016") included in the proxy statement/prospectus dated June 6, 2016 forming part of the Company’s registration statement on Form S-4 (Registration No. 333 208524).

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company's Condensed Consolidated Financial Statements and the accompanying Notes. Actual results could differ materially from those estimates. The results of operations, comprehensive income (loss), and cash flows for the three and six months ended July 29, 2016 and July 31, 2015 are not necessarily indicative of the results to be expected for the full fiscal year or for any other fiscal period.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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

Presentation of Debt Issuance Costs — In April 2015, the FASB issued amended guidance which changes the classification of debt issuance costs in the Consolidated Statements of Financial Position. The new guidance requires debt issuance costs to be presented as a direct deduction from the carrying amount of the related debt liability consistent with the presentation of debt discounts, rather than as an asset as currently presented. The guidance related to recognition and measurement of debt issuance costs remains unchanged. The Company implemented the new presentation in the six months ended July 29, 2016 on a retrospective basis, and except for the reclassification of debt issuance costs of $128 million as of January 29, 2016 in the accompanying Condensed Consolidated Statements of Financial Position, there was no other impact to the Consolidated Financial Statements.

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

Measurement of Credit Losses on Financial Instruments — In June 2016, the FASB issued amended guidance which replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All entities may adopt the amendments in the new standard as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. However, earlier adoption is not permitted. The Company is currently evaluating the impact that the standard will have on the Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 2 —DISCONTINUED OPERATIONS

Dell Services Divestiture — On March 27, 2016, Dell entered into a definitive agreement with NTT Data International L.L.C. to divest substantially all of Dell Services, including the Dell Services Federal Government business. Dell Services includes business process outsourcing, application management, and infrastructure services. The pending transaction does not include the global support, deployment, and professional services offerings. At the completion of the sale, total cash consideration, which may vary due to adjustments included in the transaction agreement, is expected to be between $2.9 billion and $3.1 billion, which would result in an estimated pre-tax gain on sale of approximately $1.7 billion to $2.0 billion. The pending transaction is expected to close in the fourth quarter of Fiscal 2017, subject to the satisfaction of customary closing conditions, including approvals from regulatory authorities. In connection with the sale, the Company expects to enter into various agreements that will provide a framework for the relationships between the parties after the sale, including, among others, a transition services agreement, intellectual property license agreements, and commercial support agreements.

Dell Software Group Divestiture — On June 19, 2016, Dell entered into a definitive agreement with Francisco Partners and Elliot Management Corporation to divest substantially all of DSG. The pending transaction includes DSG's systems and information management, security solutions, and Statistica businesses. The pending transaction does not include the Company's cloud integration business. At the completion of the sale, total cash consideration, which may vary due to the available cash balance held by DSG as well as other adjustments included in the transaction agreement, is expected to be between $2.3 billion and $2.6 billion, which would result in an estimated pre-tax gain on sale of approximately $1.0 billion to $1.3 billion. The pending transaction is expected to close in the fourth quarter of Fiscal 2017, subject to the satisfaction of customary closing conditions, including approvals from regulatory authorities.

Discontinued Operations Presentation — In accordance with applicable accounting guidance, the Company concluded that Dell Services and DSG have met the criteria for discontinued operations reporting as of March 27, 2016 and June 19, 2016, respectively. Accordingly, the Company reclassified the financial results of Dell Services and DSG to discontinued operations in the Condensed Consolidated Statements of Income (Loss) for all periods presented. These financial results are presented as “Income (loss) from discontinued operations, net of income taxes” on the accompanying Condensed Consolidated Statements of Income (Loss) for the three and six months ended July 29, 2016 and July 31, 2015. The Company reclassified the related assets and liabilities as “Current assets held for sale” and “Current liabilities held for sale” on the accompanying Condensed Consolidated Statements of Financial Position as of July 29, 2016 and January 29, 2016. Cash flows from the Company's discontinued operations are included in the Condensed Consolidated Statements of Cash Flows.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Dell Services

The following table presents key financial results of Dell Services included in “Income (loss) from discontinued operations, net of income taxes” for the three and six months ended July 29, 2016 and July 31, 2015:

	Three Months Ended		Six Months Ended
	July 29, 2016	July 31, 2015	July 29, 2016	July 31, 2015
	(in millions)
Net revenue	$694	$694	$1,368	$1,394
Cost of net revenue	536	546	1,077	1,138
Operating expenses	98	105	211	207
Income from discontinued operations before income taxes	60	43	80	49
Income tax provision (benefit) (a)	(453)	14	(914)	48
Income from discontinued operations, net of income taxes	$513	$29	$994	$1
____________________
(a) The tax benefits recorded during the three and six months ended July 29, 2016 were $0.5 billion and $0.9 billion, respectively. The additional tax benefit recorded in the three months ended July 29, 2016 was primarily due to the reversal of a valuation allowance for deferred tax assets that the Company now expects to utilize as a result of the DSG divestiture.

The following table presents the major classes of assets and liabilities as of July 29, 2016 and January 29, 2016 related to Dell Services which were classified as held for sale:

	July 29, 2016	January 29, 2016
	(in millions)
ASSETS
Current assets:
Accounts receivable, net	$488	$443
Other current assets	68	73
Total current assets	556	516
Property, plant, and equipment, net	545	515
Goodwill	252	252
Intangible assets, net	376	388
Other non-current assets	16	50
Total assets	$1,745	$1,721

LIABILITIES
Current liabilities:
Accounts payable	$147	$173
Accrued and other	160	180
Short-term deferred revenue	77	82
Total current liabilities	384	435
Long-term deferred revenue	47	53
Other non-current liabilities	—	126
Total liabilities	$431	$614

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The significant cash flow items from Dell Services for the six months ended July 29, 2016 and July 31, 2015 were as follows:

	Six Months Ended
	July 29, 2016	July 31, 2015
	(in millions)
Depreciation and amortization (a)	$32	$110
Capital expenditures	$(47)	$(41)
____________________
(a) Amounts represent depreciation and amortization recognized up until March 27, 2016, the date Dell Services met the criteria for discontinued operations reporting. Depreciation and amortization ceased upon determination that the held for sale criteria were met.

Dell Software Group

The following table presents key financial results of DSG included in “Income (loss) from discontinued operations, net of income taxes” for the three and six months ended July 29, 2016 and July 31, 2015:

	Three Months Ended		Six Months Ended
	July 29, 2016	July 31, 2015	July 29, 2016	July 31, 2015
	(in millions)
Net revenue	$321	$330	$642	$643
Cost of net revenue	85	89	175	185
Operating expenses	239	220	488	461
Interest and other, net	(7)	(2)	7	(6)
Income (loss) from discontinued operations before income taxes	(10)	19	(14)	(9)
Income tax provision (benefit) (a)	(333)	21	(337)	23
Income (loss) from discontinued operations, net of income taxes	$323	$(2)	$323	$(32)
____________________
(a) The tax benefits of $333 million and $337 million for the three and six months ended July 29, 2016, respectively, were primarily due to the Company's determination that it could no longer assert permanent reinvestment in the outside basis of the entities that will be divested.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents the major classes of assets and liabilities as of July 29, 2016 and January 29, 2016 related to DSG which were classified as held for sale:

	July 29, 2016	January 29, 2016
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$147	$254
Accounts receivable, net	210	244
Inventories, net	20	24
Other current assets	9	11
Total current assets	386	533
Property, plant, and equipment, net	111	106
Goodwill	1,391	1,391
Intangible assets, net	557	613
Other non-current assets (a)	10	8
Total assets	$2,455	$2,651

LIABILITIES
Current liabilities:
Accounts payable	20	15
Accrued and other	124	160
Short-term deferred revenue	603	625
Total current liabilities	747	800
Long-term deferred revenue	340	333
Other non-current liabilities (a)	79	82
Total liabilities	$1,166	$1,215
____________________
(a) Other non-current liabilities includes a $75 million deferred tax liability as of July 29, 2016 that is reflected in current assets held for sale on the Condensed Consolidated Statements of Financial Position due to jurisdictional netting of deferred taxes.

The significant cash flow items from DSG for the six months ended July 29, 2016 and July 31, 2015 were as follows:

	Six Months Ended
	July 29, 2016	July 31, 2015
	(in millions)
Depreciation and amortization (a)	$66	$83
Capital expenditures	$(15)	$(15)
____________________
(a) Amounts represent depreciation and amortization recognized up until June 19, 2016, the date DSG met the criteria for discontinued operations reporting. Depreciation and amortization ceased upon determination that the held for sale criteria were met.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 3 — FAIR VALUE MEASUREMENTS

The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of July 29, 2016 and January 29, 2016:

	July 29, 2016 (a)				January 29, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(in millions)
Assets:
Cash equivalents:
Money market funds	$4,406	$—	$—	$4,406	$3,832	$—	$—	$3,832
Derivative instruments	—	87	—	87	—	195	—	195
Common stock purchase agreement	—	—	—	—	—	—	10	10
Restricted cash:
Money market funds	23,285	—	—	23,285	—	—	—	—
Total assets	$27,691	$87	$—	$27,778	$3,832	$195	$10	$4,037
Liabilities:
Derivative instruments	$—	$28	$—	$28	$—	$12	$—	$12
Debt - Other	—	—	—	—	—	—	28	28
Common stock purchase agreement	—	—	1	1	—	—	—	—
Total liabilities	$—	$28	$1	$29	$—	$12	$28	$40
____________________
(a) The Company did not transfer any securities between levels during the six months ended July 29, 2016.

The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value:

Money Market Funds — The Company's money market funds that are classified as cash equivalents have original maturities of 90 days or less and are recognized at fair value. The valuations of these securities are based on quoted prices in active markets for identical assets, when available, or pricing models whereby all significant inputs are observable or can be derived from or corroborated by observable market data. The Company reviews security pricing and assesses liquidity on a quarterly basis.

During the three months ended July 29, 2016, the Company issued $23.25 billion of debt securities in connection with the pending EMC merger transaction. The net proceeds were deposited directly into escrow and invested in money market funds. As of July 29, 2016, these money market funds had a carrying value of approximately $23.3 billion, which was included in restricted cash and classified as non-current on the Condensed Consolidated Statements of Financial Position as the funds will be used to consummate the EMC merger transaction.

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Debt - Other — As of January 29, 2016, the Company recognized a portion of its short-term debt at fair value. This debt was represented by promissory notes issued on August 3, 2015 and September 14, 2015, which were extinguished during the six months ended July 29, 2016. The Company determined fair value using a discounted cash flow model which included significant unobservable inputs and assumptions.  The unobservable inputs used include projected cash outflows over varying possible maturity dates, weighted by the probability of those possible outcomes, along with assumed discount rates.

Common Stock Purchase Agreements — The equity financing agreements obtained by Parent in connection with the EMC merger transaction described in Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements permit Michael S. Dell, the MSD Partners Funds, Silver Lake Partners, and Temasek Holdings (Private) Limited ("Temasek") to purchase Parent common stock at a fixed price per share contingent on the closing of the EMC merger transaction. Each agreement also provides for a price protection in the event additional equity investors purchase Parent common stock at a lower price. The agreements with Michael S. Dell, the MSD Partners Funds, and Silver Lake Partners are not required to be remeasured to fair value and are effectively capital commitments, because of the degree of control and influence such persons can exercise over Parent, including control over when and at what price Parent will issue new shares, as well as the fact that the equity agreements were entered into solely for the purpose of financing the EMC merger transaction. The provision relating to price protection is considered substantive to Temasek as an unrelated party. Consequently, the Company has recognized the contract as an asset or liability, initially recorded at fair value of zero, with subsequent changes in fair value recorded in earnings. As of July 29, 2016, the Company recorded a liability of $1 million related to the Temasek equity contract.

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

Carrying Value and Estimated Fair Value of Outstanding Debt — The following table summarizes the carrying value and estimated fair value of the Company's outstanding debt as described in Note 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements, including the current portion, as of the dates indicated:

	July 29, 2016		January 29, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in billions)
Term Loan Facilities	$5.9	$6.1	$6.1	$6.2
Senior First Lien Notes	$1.4	$1.5	$1.4	$1.5
First Lien Notes	$20.0	$21.4	$—	$—
Unsecured Notes and Debentures	$2.3	$2.5	$2.7	$2.7
Senior Unsecured Notes	$3.3	$3.5	$—	$—

The fair values of the outstanding Term Loan Facilities, Senior First Lien Notes, Unsecured Notes and Debentures issued prior to the going-private transaction and the fair value of the outstanding First Lien Notes and Senior Unsecured Notes issued in connection with the pending EMC merger transaction were determined based on observable market prices in a less active market and were categorized as Level 2 in the fair value hierarchy. The fair values of the other short-term debt and the structured financing debt approximate their carrying values due to their short-term maturities.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 4 — FINANCIAL SERVICES

Dell Financial Services

The Company offers or arranges various financing options and services for its business and consumer customers in the United States, Canada, Europe, and Mexico through Dell Financial Services and its affiliates (collectively, "DFS"). The key activities of DFS include the origination, collection, and servicing of customer receivables primarily related to the purchase of Dell products and services. New financing originations, which represent the amounts of financing provided by DFS to customers for equipment and related software and services, including third-party originations, were $1.0 billion for both the three months ended July 29, 2016 and July 31, 2015, and $1.9 billion for both the six months ended July 29, 2016 and July 31, 2015.

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

•
Fixed-term sales-type leases and loans — The Company enters into sales-type lease arrangements with customers who desire lease financing. Leases with business customers have fixed terms of generally two to four years. Future maturities of minimum lease payments as of July 29, 2016 were as follows: Fiscal 2017 - $885 million; Fiscal 2018 - $1,322 million; Fiscal 2019 - $747 million; Fiscal 2020 - $239 million; Fiscal 2021 and beyond - $52 million. The Company also offers fixed-term loans to qualified small businesses, large commercial accounts, governmental organizations, educational entities, and certain individual consumer customers. These loans are repaid in equal payments including interest and have defined terms of generally three to five years.

The following table summarizes the components of the Company's financing receivables segregated by portfolio segment as of July 29, 2016 and January 29, 2016:

	July 29, 2016			January 29, 2016
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total
	(in millions)
Financing Receivables, net:
Customer receivables, gross	$1,043	$3,786	$4,829	$1,173	$3,637	$4,810
Allowances for losses	(100)	(56)	(156)	(118)	(58)	(176)
Customer receivables, net	943	3,730	4,673	1,055	3,579	4,634
Residual interest	—	465	465	—	458	458
Financing receivables, net	$943	$4,195	$5,138	$1,055	$4,037	$5,092
Short-term	$943	$1,924	$2,867	$1,055	$1,860	$2,915
Long-term	$—	$2,271	$2,271	$—	$2,177	$2,177

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the changes in the allowance for financing receivable losses for the respective periods:

	Three Months Ended
	July 29, 2016			July 31, 2015
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total
	(in millions)
Allowance for financing receivable losses:
Balance at beginning of period	$107	$58	$165	$134	$53	$187
Charge-offs, net of recoveries	(23)	(2)	(25)	(21)	(7)	(28)
Provision charged to income statement	16	—	16	14	4	18
Balance at end of period	$100	$56	$156	$127	$50	$177

	Six Months Ended
	July 29, 2016			July 31, 2015
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total
	(in millions)
Allowance for financing receivable losses:
Balance at the beginning of period	$118	$58	$176	$145	$49	$194
Charge-offs, net of recoveries	(48)	(5)	(53)	(52)	(9)	(61)
Provision charged to income statement	30	3	33	34	10	44
Balance at end of period	$100	$56	$156	$127	$50	$177

The following table summarizes the aging of the Company's customer financing receivables, gross, including accrued interest, as of July 29, 2016 and January 29, 2016, segregated by class:

	July 29, 2016				January 29, 2016
	Current	Past Due 1 — 90 Days	Past Due > 90 Days	Total	Current	Past Due 1 — 90 Days	Past Due > 90 Days	Total
	(in millions)
Revolving — DPA	$725	$84	$27	$836	$812	$99	$36	$947
Revolving — DBC	186	17	4	207	202	20	4	226
Fixed-term — Consumer and Small Commercial	318	13	2	333	315	13	1	329
Fixed-term — Medium and Large Commercial	3,303	129	21	3,453	3,131	171	6	3,308
Total customer receivables, gross	$4,532	$243	$54	$4,829	$4,460	$303	$47	$4,810

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Credit Quality

The following table summarizes customer receivables, gross, including accrued interest, by credit quality indicator segregated by class, as of July 29, 2016 and January 29, 2016. The categories shown in the table below segregate customer receivables based on the relative degrees of credit risk. The credit quality indicators for DPA revolving accounts are measured primarily as of each quarter-end date, while all other indicators are generally updated on a periodic basis.

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

	July 29, 2016				January 29, 2016
	Higher	Mid	Lower	Total	Higher	Mid	Lower	Total
	(in millions)
Revolving — DPA	$139	$248	$449	$836	$148	$270	$529	$947
Revolving — DBC	$62	$61	$84	$207	$68	$65	$93	$226
Fixed-term — Consumer and Small Commercial	$95	$144	$94	$333	$93	$136	$100	$329
Fixed-term — Medium and Large Commercial	$1,604	$1,153	$696	$3,453	$1,597	$1,075	$636	$3,308

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

The following table shows financing receivables held by the consolidated VIEs as of the respective dates:

	July 29, 2016	January 29, 2016
	(in millions)
Financing receivables held by consolidated VIEs, net:
Short-term, net	$2,057	$2,125
Long-term, net	1,255	1,215
Financing receivables held by consolidated VIEs, net	$3,312	$3,340

Financing receivables transferred via securitization through SPEs were $0.8 billion for both the three months ended July 29, 2016 and July 31, 2015, and $1.4 billion and $1.8 billion for the six months ended July 29, 2016 and July 31, 2015, respectively.

Some of the SPEs have entered into financing arrangements with multi-seller conduits that, in turn, issue asset-backed debt securities in the capital markets. The Company's risk of loss related to securitized receivables is limited to the amount by which

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

the Company's right to receive collections for assets securitized exceeds the amount required to pay interest, principal, and fees and expenses related to the asset-backed securities. The Company provides credit enhancement to the securitization in the form of over-collateralization.

The Company's total structured financing debt, which is collateralized by financing receivables in the United States, Canada, and Europe, was $3.5 billion and $3.4 billion as of July 29, 2016 and January 29, 2016, respectively, under the following programs:

•
The structured financing debt program in the United States, which is related to the fixed-term lease and loan securitization program and the revolving loan securitization program, was $0.9 billion and $1.3 billion as of July 29, 2016 and January 29, 2016, respectively. This debt is collateralized solely by the U.S financing receivables in the programs. The debt has a variable interest rate and the duration of this debt is based on the terms of the underlying financing receivables. As of July 29, 2016, the total debt capacity related to the securitization programs was $2.1 billion. The Company enters into interest swap agreements to effectively convert the portion of its structured financing debt from a floating rate to a fixed rate. See Note 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information about interest rate swaps.

The Company's securitization programs became effective on October 29, 2013. The revolving program, which was extended during the first quarter of Fiscal 2017, is effective for four and one-half years. The fixed term program, which was extended during the first quarter of Fiscal 2016, is effective for four and one-half years. The programs contain standard structural features related to the performance of the securitized receivables which include defined credit losses, delinquencies, average credit scores, and minimum collection requirements. In the event one or more of these criteria are not met and the Company is unable to restructure the program, no further funding of receivables will be permitted and the timing of the Company's expected cash flows from over-collateralization will be delayed. As of July 29, 2016, these criteria were met.

•
The Company may periodically issue asset-backed debt securities to private investors. As of July 29, 2016, the associated debt balance of these securities was $2.0 billion. The asset-backed debt securities are collateralized solely by the U.S. fixed-term financing receivables in the offerings, which are held by SPEs. The interest rate on these securities is fixed and ranges from 0.26% to 3.61%, and the duration of these securities is based on the terms of the underlying financing receivables.

•
In connection with the Company's international financing operations, the Company has entered into revolving structured financing debt programs related to its fixed-term lease and loan products sold in Canada and Europe. As of July 29, 2016, the Canadian program, which was extended during the six months ended July 29, 2016, had a total debt capacity of $167 million. This program is effective for two years, beginning on April 15, 2016, and is collateralized solely by the Canadian financing receivables. The European program, which was extended during the three months ended May 1, 2015, is effective for four years, beginning on December 23, 2013. The program is collateralized solely by the European financing receivables and had a total debt capacity of $665 million as of July 29, 2016. The aggregate outstanding balances of the Canadian and European revolving structured loans as of July 29, 2016 and January 29, 2016 were $580 million and $559 million, respectively.

Financing Receivable Sales

To manage certain concentrations of customer credit exposure, the Company may sell selected fixed-term financing receivables to unrelated third parties on a periodic basis. The amount of financing receivables sold was $98 million and $31 million during the six months ended July 29, 2016 and July 31, 2015, respectively.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 5 — DEBT

The following table summarizes the Company's outstanding debt as of the dates indicated:

	July 29, 2016	January 29, 2016
	(in millions)
Secured Debt
Structured financing debt	$3,488	$3,411
3.75% Floating rate due October 2018 ("Term Loan C Facility")	834	1,003
4.00% Floating rate due April 2020 ("Term Loan B Facility")	4,307	4,329
4.00% Floating rate due April 2020 ("Term Loan Euro Facility")	903	891
5.625% due October 2020 ("Senior First Lien Notes")	1,400	1,400
EMC merger financing issued on June 1, 2016 ("First Lien Notes"):
3.48% due June 2019	3,750	—
4.42% due June 2021	4,500	—
5.45% due June 2023	3,750	—
6.02% due June 2026	4,500	—
8.10% due June 2036	1,500	—
8.35% due June 2046	2,000	—
Unsecured Notes and Debentures
Notes and debentures issued prior to going-private transaction:
3.10% due April 2016	—	400
5.65% due April 2018	500	500
5.875% due June 2019	600	600
4.625% due April 2021	400	400
7.10% due April 2028	300	300
6.50% due April 2038	388	388
5.40% due September 2040	265	265
EMC merger financing issued on June 22, 2016 ("Senior Unsecured Notes"):
5.875% due June 2021	1,625	—
7.125% due June 2024	1,625	—
Other	58	93
Total debt, principal amount	36,693	13,980
Unamortized discount, net of unamortized premium	(218)	(221)
Debt issuance costs	(139)	(128)
Total debt, carrying value	$36,336	$13,631
Total short-term debt	$2,500	$2,981
Total long-term debt	$33,836	$10,650

To finance the going-private transaction, the Company issued $13.9 billion in debt, which included borrowings under the Term Loan facilities and the ABL Credit Facility, proceeds from the sale of the Senior First Lien Notes and other notes, as well as borrowings under the structured financing debt programs. During June 2016, the Company issued $23.25 billion of debt securities in connection with the pending EMC merger transaction, which included proceeds from the sale of the First Lien Notes and Senior Unsecured Notes. During the six months ended July 29, 2016, the Company repaid $0.4 billion of maturing Unsecured Notes and Debentures as well as $0.2 billion of Term Loan facilities, net.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

EMC Merger Financing — On June 1, 2016, two subsidiaries of the Company completed a private offering of the First Lien Notes with an aggregate principal amount of $20.0 billion, and on June 22, 2016, two subsidiaries of the Company completed a private offering of the Senior Unsecured Notes with an aggregate principal amount of $3.25 billion.

Under the terms of the agreements relating to the issuance of the First Lien Notes and Senior Unsecured Notes, the proceeds of the offerings were deposited into escrow, with such proceeds to be released to finance the consummation of the EMC merger subject to the satisfaction of customary conditions. Upon the completion of the EMC merger, Dell International L.L.C. (a wholly-owned indirect subsidiary of Dell Technologies) and EMC will assume all of the co-issuers' obligations under the First Lien Notes and Senior Unsecured Notes, and the First Lien Notes and Senior Unsecured Notes will be guaranteed on a joint and several basis by Dell Technologies, Denali Intermediate Inc. (a wholly-owned direct subsidiary of Dell Technologies), Dell Inc. and each of Denali Intermediate Inc.'s wholly-owned domestic subsidiaries (including EMC's wholly-owned domestic subsidiaries following the completion of the EMC merger) that guarantees obligations under the new senior secured credit facilities that will be entered into in connection with the EMC merger.

The net proceeds held in escrow from the private offerings of multiple series of the First Lien Notes and Senior Unsecured Notes were included in restricted cash in the Condensed Consolidated Statements of Financial Position as of July 29, 2016, and such proceeds will be held as restricted cash until the completion of the EMC merger. The receipt of the net proceeds is not reflected in the Condensed Consolidated Statements of Cash Flows, given that the proceeds were required to be deposited directly into escrow rather than into the Company's unrestricted cash accounts. During the three months ended July 29, 2016, as required under the escrow agreement, the Company prepaid interest into escrow in the amount of $40 million, which is reflected as a cash outflow from investing activities in the Condensed Consolidated Statements of Cash Flows. This amount will be returned to the Company upon the closing of the EMC merger transaction and paid to the holders of the First Lien Notes and Senior Unsecured Notes on the scheduled interest payment dates.

The Company expects to incur costs of approximately $0.5 billion upon the closing of the EMC merger transaction relating to the issuance of the First Lien Notes and Senior Unsecured Notes, which will be capitalized as debt issuance costs in the Condensed Consolidated Statements of Financial Position.  If the EMC merger agreement is terminated, the Company expects to incur a First Lien Note redemption fee of $0.2 billion. Upon the closing of the EMC merger transaction, the Company will be party to new credit agreements containing covenants that are not expected to materially differ from the covenants contained in the Company's existing credit agreements.

Structured Financing Debt — As of July 29, 2016 and January 29, 2016, the Company had $3.5 billion and $3.4 billion, respectively, in outstanding structured financing debt, which was primarily related to the fixed-term lease and loan securitization programs and the revolving loan securitization programs. See Note 4 and Note 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further discussion of the structured financing debt and the interest rate swap agreements that hedge a portion of that debt.

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

Senior First Lien Notes — The Senior First Lien Notes were issued on October 7, 2013 in an aggregate principal amount of
$1.5 billion and are payable in full at maturity, in October 2020. As of July 29, 2016, the outstanding balance of these notes was $1.4 billion. Interest on the Senior First Lien Notes is payable semiannually.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

ABL Credit Facility — On October 29, 2013, the Company entered into a secured ABL Credit Facility to support its working capital needs. The maximum aggregate borrowings under this revolving credit facility are approximately $2.0 billion. Borrowings under the ABL Credit Facility are subject to a borrowing base, which consists of certain receivables and inventory. Available borrowings under the ABL Credit Facility are reduced by draws on the facility as well as letters of credit. As of July 29, 2016, there were no draws on the facility and, after taking into account outstanding letters of credit, available borrowings totaled $1.4 billion. Borrowings under the facility bear interest at a rate per annum equal to an applicable margin, plus, at the borrowers’ option, either (a) a base rate, (b) a LIBOR rate or (c) certain other applicable rates. The applicable margin under the facility is determined based on excess liquidity as a percentage of the maximum borrowing amount under the facility. The ABL Credit Facility will expire in October 2018.

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

Unsecured Notes and Debentures — The Company has Unsecured Notes and Debentures that were issued prior to the going-private transaction. Interest on these borrowings is payable semiannually. See "EMC Merger Financing" above for a discussion of the Senior Unsecured Notes issued in connection with the EMC merger.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Aggregate Future Maturities

As of July 29, 2016, aggregate future maturities of the Company's debt were as follows:

	Maturities by Fiscal Year
	2017 (remaining six months)	2018	2019	2020	2021	Thereafter	Total
	(in millions)
Structured Financing Debt	$1,121	$1,516	$691	$136	$23	$1	$3,488
Term Loan Facilities, Senior First Lien Notes, and First Lien Notes	205	427	334	3,802	6,426	16,250	27,444
Unsecured Notes and Debentures	—	—	500	600	—	4,603	5,703
Other	21	9	2	—	—	26	58
Total maturities, principal amount	1,347	1,952	1,527	4,538	6,449	20,880	36,693
Associated carrying value adjustments	(2)	(2)	(16)	(7)	(130)	(200)	(357)
Total maturities, carrying value amount	$1,345	$1,950	$1,511	$4,531	$6,319	$20,680	$36,336

Covenants and Restricted Net Assets — The credit agreements for the Term Loan facilities and the ABL Credit Facility and the indenture governing the Senior First Lien Notes contain covenants restricting the ability of the Company and its restricted subsidiaries, subject to specified exceptions, to incur additional debt, create liens on certain assets to secure debt, pay dividends and make other restricted payments, make certain investments, sell or transfer certain assets, consolidate, merge, sell or otherwise dispose of all or substantially all of their assets, and enter into certain transactions with affiliates. The Company designated certain subsidiaries as unrestricted subsidiaries for all purposes of the credit agreements and the indenture as of August 1, 2015, the impact of which was not material to its financial position as of July 29, 2016 or results of operations for the three and six months then ended. The indentures governing the Unsecured Notes and Debentures contain covenants limiting the Company's ability to create certain liens, enter into sale-and-lease back transactions, and consolidate or merge with, or convey, transfer, or lease all or substantially all of its assets to, another person. The credit agreements and all such indentures contain customary events of default, including failure to make required payments, failure to comply with covenants, and the occurrence of certain events of bankruptcy and insolvency. The ABL Credit Facility requires compliance with conditions that must be satisfied prior to any borrowing and maintenance of a minimum fixed charge coverage ratio. The Company was in compliance with all financial covenants as of July 29, 2016.

The issuers and holders of the proceeds of the First Lien Notes and Senior Unsecured Notes issued in connection with the pending EMC merger transaction are unrestricted subsidiaries for purposes of the Company’s indebtedness. At the closing of the EMC merger transaction, Dell International and EMC, which are restricted subsidiaries for purposes of the Company’s indebtedness, will succeed to the obligations of such unrestricted subsidiaries as the issuers of the First Lien Notes and Senior Unsecured Notes.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 6 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Derivative Instruments

As part of its risk management strategy, the Company uses derivative instruments, primarily forward contracts, purchased options, and interest rate swaps to hedge certain foreign currency and interest rate exposures. The Company's objective is to offset gains and losses resulting from these exposures with gains and losses on the derivative contracts used to hedge the exposures, thereby reducing volatility of earnings and protecting the fair values of assets and liabilities. For derivatives designated as cash flow hedges, the Company assesses hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative and recognizes any ineffective portion of the hedge in earnings as a component of interest and other, net. Hedge ineffectiveness recognized in earnings was not material during the three and six months ended July 29, 2016 and July 31, 2015.

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

During the three and six months ended July 29, 2016 and July 31, 2015, the Company did not discontinue any cash flow hedges related to foreign exchange contracts that had a material impact on the Company's results of operations due to the probability that the forecasted cash flows would not occur.

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Notional Amounts of Outstanding Derivative Instruments

The notional amounts of the Company's outstanding derivative instruments were as follows as of the dates indicated:

	July 29, 2016	January 29, 2016
	(in millions)
Foreign Exchange Contracts
Designated as cash flow hedging instruments	$3,782	$3,947
Non-designated as hedging instruments	509	985
Total	$4,291	$4,932

Interest Rate Contracts
Non-designated as hedging instruments	$757	$1,017

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Effect of Derivative Instruments on the Consolidated Statements of Financial Position and the Consolidated Statements of Income (Loss)

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in Accumulated OCI, Net of Tax, on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
(in millions)
For the three months ended July 29, 2016
		Total net revenue	$(21)
Foreign exchange contracts	$58	Total cost of net revenue	(6)
Interest rate contracts	—	Interest and other, net	—	Interest and other, net	$—
Total	$58		$(27)		$—

For the three months ended July 31, 2015
		Total net revenue	$82
Foreign exchange contracts	$66	Total cost of net revenue	7
Interest rate contracts	—	Interest and other, net	—	Interest and other, net	$(1)
Total	$66		$89		$(1)

For the six months ended July 29, 2016
		Total net revenue	$(66)
Foreign exchange contracts	$(107)	Total cost of net revenue	(14)
Interest rate contracts	—	Interest and other, net	—	Interest and other, net	$(1)
Total	$(107)		$(80)		$(1)

For the six months ended July 31, 2015
		Total net revenue	$255
Foreign exchange contracts	$60	Total cost of net revenue	18
Interest rate contracts	—	Interest and other, net	—	Interest and other, net	$(1)
Total	$60		$273		$(1)

DELL TECHNOLOGIES INC.
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

	July 29, 2016
	Other Current Assets	Other Non- Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value
		(in millions)
Derivatives Designated as Hedging Instruments
Foreign exchange contracts in an asset position	$78	$—	$25	$—	$103
Foreign exchange contracts in a liability position	(8)	—	(4)	—	(12)
Net asset (liability)	70	—	21	—	91
Derivatives not Designated as Hedging Instruments
Foreign exchange contracts in an asset position	133	5	30	—	168
Foreign exchange contracts in a liability position	(121)	—	(76)	(1)	(198)
Interest rate contracts in an asset position	—	—	—	—	—
Interest rate contracts in a liability position	—	—	—	(2)	(2)
Net asset (liability)	12	5	(46)	(3)	(32)
Total derivatives at fair value	$82	$5	$(25)	$(3)	$59

	January 29, 2016
	Other Current Assets	Other Non- Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value
		(in millions)
Derivatives Designated as Hedging Instruments
Foreign exchange contracts in an asset position	$100	$—	$—	$—	$100
Foreign exchange contracts in a liability position	(11)	—	—	—	(11)
Net asset (liability)	89	—	—	—	89
Derivatives not Designated as Hedging Instruments
Foreign exchange contracts in an asset position	301	1	—	—	302
Foreign exchange contracts in a liability position	(198)	—	(5)	(3)	(206)
Interest rate contracts in an asset position	—	2	—	—	2
Interest rate contracts in a liability position	—	—	—	(4)	(4)
Net asset (liability)	103	3	(5)	(7)	94
Total derivatives at fair value	$192	$3	$(5)	$(7)	$183

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents the gross amounts of the Company's derivative instruments, amounts offset due to master netting agreements with the Company's various counterparties, and the net amounts recognized in the Condensed Consolidated Statements of Financial Position.

	July 29, 2016
	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ (Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Received or Pledged
	(in millions)
Derivative Instruments
Financial assets	$271	$(184)	$87	$—	$—	$87
Financial liabilities	(212)	184	(28)	—	—	(28)
Total Derivative Instruments	$59	$—	$59	$—	$—	$59

	January 29, 2016
	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ (Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Received or Pledged
	(in millions)
Derivative Instruments
Financial assets	$404	$(209)	$195	$—	$—	$195
Financial liabilities	(221)	209	(12)	—	—	(12)
Total Derivative Instruments	$183	$—	$183	$—	$—	$183

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS

In connection with the going-private transaction on October 29, 2013, all of the Company’s tangible and intangible assets and liabilities were accounted for and recognized at fair value on the transaction date. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed was accounted for and recognized as goodwill. Accordingly, on the date of the going-private transaction, there was no excess fair value for any of the Company's goodwill reporting units.

Goodwill

The following table presents goodwill allocated to the Company's business segments as of July 29, 2016 and January 29, 2016, and changes in the carrying amount of goodwill for the respective periods:

	Client Solutions	Enterprise Solutions Group	Corporate	Total
	(in millions)
Balances at January 29, 2016	$4,428	$3,907	$71	$8,406
Goodwill recognized during the period	—	—	—	—
Adjustments	—	—	—	—
Balances at July 29, 2016	$4,428	$3,907	$71	$8,406

Goodwill and indefinite-lived intangible assets are tested for impairment annually during the third fiscal quarter and whenever events or circumstances may indicate that an impairment has occurred. Based on the results of the annual impairment test, which was a qualitative and quantitative test, no impairment of goodwill or indefinite-lived intangible assets existed for any reporting unit as of October 30, 2015. As a result of this analysis, it was determined that the excess of fair value over carrying amount was greater than 15% for all of the Company's existing goodwill reporting units as of October 30, 2015. The announcements of the divestitures of Dell Services and DSG during the six months ended July 29, 2016 created triggering events that required assessments of goodwill. As a result of these assessments, the Company determined no impairment existed as of July 29, 2016. Further, the Company did not have any accumulated goodwill impairment charges as of July 29, 2016.

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Intangible Assets

The Company's intangible assets as of July 29, 2016 and January 29, 2016, were as follows:

	July 29, 2016			January 29, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in millions)
Customer relationships	$9,869	$(4,363)	$5,506	$9,869	$(3,600)	$6,269
Technology	1,536	(1,066)	470	1,536	(871)	665
Trade names	318	(134)	184	318	(110)	208
Finite-lived intangible assets	11,723	(5,563)	6,160	11,723	(4,581)	7,142
Indefinite-lived intangible assets	1,435	—	1,435	1,435	—	1,435
Total intangible assets	$13,158	$(5,563)	$7,595	$13,158	$(4,581)	$8,577

Amortization expense related to finite-lived intangible assets was approximately $491 million and $492 million during the three months ended July 29, 2016 and July 31, 2015, respectively, and $982 million and $986 million during the six months ended July 29, 2016 and July 31, 2015, respectively. There were no material impairment charges related to intangible assets during the three and six months ended July 29, 2016 and July 31, 2015.

Estimated future annual pre-tax amortization expense of finite-lived intangible assets as of July 29, 2016 over the next five fiscal years and thereafter is as follows:

Fiscal Years	(in millions)
2017 (remaining six months)	$964
2018	1,712
2019	1,632
2020	765
2021	576
Thereafter	511
Total	$6,160

DELL TECHNOLOGIES INC.
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

Changes in the Company's liabilities for standard limited warranties are presented in the following table for the periods indicated.

	Three Months Ended		Six Months Ended
	July 29, 2016	July 31, 2015	July 29, 2016	July 31, 2015
	(in millions)
Warranty liability:
Warranty liability at beginning of period	$561	$675	$574	$679
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties (a) (b)	182	201	382	403
Service obligations honored	(178)	(223)	(391)	(429)
Warranty liability at end of period	$565	$653	$565	$653
Current portion	$385	$434	$385	$434
Non-current portion	$180	$219	$180	$219
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

	Three Months Ended		Six Months Ended
	July 29, 2016	July 31, 2015	July 29, 2016	July 31, 2015
	(in millions)
Deferred extended warranty revenue:
Deferred extended warranty revenue at beginning of period	$7,434	$6,753	$7,229	$6,573
Revenue deferred for new extended warranties (a)	1,092	1,118	2,240	2,173
Service revenue recognized	(973)	(888)	(1,916)	(1,763)
Deferred extended warranty revenue at end of period	$7,553	$6,983	$7,553	$6,983
Current portion	$3,507	$3,115	$3,507	$3,115
Non-current portion	$4,046	$3,868	$4,046	$3,868
____________________

(a)	Includes the impact of foreign currency exchange rate fluctuations.

DELL TECHNOLOGIES INC.
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
The complaints in the IBEW, Barrett, Graulich, Vassallo, City of Miami, Lasker, Local Union No. 373, City of Lakeland, and Ma actions generally allege that the EMC directors breached their fiduciary duties to EMC shareholders in connection with the EMC merger by, among other things, failing to maximize shareholder value and agreeing to provisions in the EMC merger agreement that discourage competing bids. The complaints generally further allege that there were various conflicts of interest in the proposed transaction. The IBEW, Graulich, City of Miami, and Ma plaintiffs brought suit against the Company, Dell, and Universal for injunctive relief. The Barrett, Vassallo, Lasker, Lakeland, and Local Union No. 373 plaintiffs brought suit against the Company, Dell, and Universal as alleged aiders and abettors. After consolidating the nine complaints, by decision dated December 7, 2015, the Suffolk County, Massachusetts Superior Court, Business Litigation Session, dismissed all nine complaints for failure to make a demand on the EMC board of directors. On January 21, 2016, the plaintiffs in the consolidated actions appealed. That appeal is pending before the Massachusetts Supreme Court.
The complaints in the Walsh, Stull, Pancake, and Booth actions allege that the EMC directors breached their fiduciary duties to EMC shareholders in connection with the EMC merger by, among other things, failing to maximize shareholder value and agreeing to provisions in the EMC merger agreement that discourage competing bids. The complaints generally further allege that there were various conflicts of interest in the proposed transaction and that the preliminary SEC Form S-4 filed by the Company on December 14, 2015 in connection with the transaction contained material misstatements and omissions, in violation of Section 14(a) of the Securities Exchange Act of 1934 (the "Exchange Act”) and SEC Rule 14a-9 promulgated thereunder (“Rule 14a-9”). Under the amended complaints, the plaintiffs in the Walsh, Stull, and Pancake actions have brought suit against the Company, Dell, and Universal under Section 20(a) of the Exchange Act as alleged controlling persons of EMC. The plaintiffs in the Booth action have

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

brought suit against the Company, Dell, and Universal under Section 14(a) of the Exchange Act and Rule 14a-9. On April 26, 2016, the Court consolidated the actions and entered an order appointing Plaintiff Stull as lead plaintiff and his choice of counsel as lead and liaison counsel. On June 6, 2016, the Securities and Exchange Commission declared effective the Company’s registration statement on Form S-4 relating to the EMC merger (the “SEC Form S-4”), including the amendments thereto. On June 17, 2016, the parties to the Walsh, Stull, Pancake, and Booth actions submitted to the Court a Stipulation and Proposed Order Dismissing Action and Retaining Jurisdiction to Determine Plaintiffs’ Counsel’s Application for an Award of Attorneys’ Fees and Reimbursement of Expenses. In the stipulation, the plaintiffs represented to the Court that they believe sufficient information had been disclosed to warrant dismissal of the actions as moot in light of the disclosures in the SEC Form S-4, including the amendments thereto. The Court has not yet entered the proposed order.

The amended complaints in the Jacobs and Ford actions allege that EMC, as the majority stockholder of VMware, and the individual defendants, who are directors of EMC, VMware, or both, breached their fiduciary duties to minority stockholders of VMware, Inc. ("VMware"), in connection with the proposed EMC merger by allegedly entering into or approving a merger that favors the interests of EMC and Dell at the expense of the minority stockholders. Under the amended complaint, the plaintiffs in the Jacobs action have brought suit against the Company, Dell, and Universal as alleged aiders and abettors. No oral argument date has been set for the motions to dismiss/motions to stay the Jacobs action. Under the amended complaint, the plaintiffs in the Ford action have brought suit against the Company and individual defendants for alleged breach of fiduciary duties to VMware and its stockholders, or, alternatively, against the Company, Dell, and Universal for aiding and abetting the alleged breach of fiduciary duties by EMC and VMware’s directors. On November 17, 2015, the plaintiffs in the Ford action moved for a preliminary injunction and for expedited discovery. Certain defendants filed motions to dismiss the amended complaint in the Ford action on February 26, 2016 and February 29, 2016. On March 7, 2016, the defendants moved to stay or dismiss the Jacobs action in favor of the Ford action. On April 19, 2016, EMC, the Company, Dell, Universal, and certain of the individual defendants filed briefs in support of the previously filed motions to dismiss. The parties are still in the process of briefing the motion to dismiss.

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

Appraisal Proceedings — Holders of shares of Dell common stock who did not vote on September 12, 2013 in favor of the proposal to adopt the amended going-private transaction agreement and who properly demanded appraisal of their shares and who otherwise comply with the requirements of Section 262 of the Delaware General Corporate Law ("DGCL") are entitled to seek appraisal for, and obtain payment in cash for the judicially determined "fair value" (as defined pursuant to Section 262 of the DGCL) of, their shares in lieu of receiving the going-private transaction consideration. This appraised value could be more than, the same as, or less than the $13.75 per share going-private transaction consideration. Dell initially recorded a liability of $13.75 for each share with respect to which appraisal has been demanded and as to which the demand has not been withdrawn, together with interest at the statutory rate discussed below. As of July 29, 2016, this liability was approximately $129 million, compared to approximately $593 million as of January 29, 2016, as the Company settled a substantial portion of the liability during the three months ended July 29, 2016. Also during the three months ended July 29, 2016, as discussed further below, the Court of Chancery ruled that that the fair value of the appraisal shares as of October 29, 2013, the date on which the going-private transaction became effective, was $17.62 per share. The Company expects to appeal this ruling. The Company believes it was adequately reserved for the appraisal proceedings as of July 29, 2016.

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The appraisal proceedings were conducted in accordance with the rules of the Delaware Court of Chancery. In these proceedings, the Court of Chancery determined the fair value of the shares as to which appraisal has been properly demanded, exclusive of any element of value arising from the accomplishment or expectation of the going-private transaction. Interest on such fair value from the effective time of the going-private transaction through the date of payment of the judgment will be compounded quarterly and will accrue at a per annum rate of 5% over the Federal Reserve discount rate (including any surcharge) as established from time to time. Any payment in respect of the shares subject to appraisal rights will be required to be paid in cash.

The petitioners sought $28.61 per share, plus interest. Dell, by contrast, believes that the fair value of Dell on the day the going-private transaction was completed was $12.68 per share. The number of shares subject to appraisal demands, including shares held by those parties who have sought appraisal but not filed petitions, originally was 38,766,982. By orders dated June 27 and September 10, 2014, and May 13, May 14, July 13 and July 28, 2015, the Court of Chancery dismissed claims of holders of approximately 2,530,322 shares for failure to comply with the statutory requirements for seeking appraisal. On July 30, 2015, Dell moved for summary judgment seeking to dismiss claims of holders of an additional 30,730,930 shares (as well as a number of shares previously disqualified on other grounds) because those shares were voted in favor of the going-private transaction, and thus failed to comply with the statutory requirements for seeking appraisal. On May 11, 2016, the Court of Chancery granted Dell's motion and dismissed the appraisal claims of the holders of the 30,730,930 shares, determining that they were entitled to the merger consideration without interest. On May 18, 2016, the petitioners filed a motion for an equitable award of interest, which was denied by the Court on May 31, 2016.

The Court of Chancery ruled on May 31, 2016, that the fair value of shares as of October 29, 2013, the date on which the going-private transaction became effective, was $17.62 per share. This ruling would entitle the holders of the remaining 5,505,730 shares to $17.62 per share, plus interest at a statutory rate, compounded quarterly. On June 6, 2016, the petitioners filed a motion to amend the Court’s memorandum opinion, which was denied by the Court on June 16, 2016. The Court of Chancery’s decisions are subject to review on appeal when final judgment is entered.

On June 29, 2016, the Company, Dell and certain funds affiliated with T. Rowe entered into a settlement agreement to resolve a dispute regarding the fair value and interest due on approximately 31,653,905 shares held by the funds, representing the 30,730,930 shares subject to claims that were dismissed on May 11, 2016 plus an additional 922,975 shares that had been previously disqualified on other grounds. The terms of the T. Rowe settlement, among other matters, provide that, in exchange for a release and dismissal of all asserted claims, the Company pay $13.75 per share for a total sum of approximately $463 million, including interest. On June 29, 2016, the Court entered an order approving the settlement, which was subsequently consummated. The remaining 5,505,730 shares not subject to the settlement agreement remain subject to the appraisal proceedings.

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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

On December 29, 2005, Zentralstelle für private Überspielungsrechte ("ZPÜ"), a joint association of various German collecting societies, instituted arbitration proceedings against Dell's German subsidiary before the Board of Arbitration at the German Patent and Trademark Office in Munich, and subsequently filed a lawsuit in the German Regional Court in Munich on February 21, 2008, seeking levies to be paid on each personal computer sold by Dell in Germany through the end of calendar year 2007. On December 23, 2009, ZPÜ and the German industry association, BCH, reached a settlement regarding audio-video copyright levy litigation (with levies ranging from €3.15 to €13.65 per unit). Dell joined this settlement on February 23, 2010, and has paid the amounts due under the settlement. On March 25, 2014, ZPÜ and Dell reached a settlement for levies to be paid on each personal computer sold for the period of January 2, 2011 through December 31, 2016. The amount of the settlement is not material to the Company. The amount of any levies payable after calendar year 2016, as well as the Company's ability to recover such amounts through increased prices, remains uncertain.

German courts are also considering a lawsuit originally filed in July 2004 by VG Wort, a German collecting society representing certain copyright holders, against Hewlett-Packard Company in the Stuttgart Civil Court seeking levies on printers, and a lawsuit originally filed in September 2003 by the same plaintiff against Fujitsu Siemens Computer GmbH in Munich Civil Court in Munich, Germany seeking levies on personal computers. In each case, the civil and appellate courts held that the subject classes of equipment were subject to levies. In July 2011, the German Federal Supreme Court, to which the lower court holdings have been appealed, referred each case to the Court of Justice of the European Union, submitting a number of legal questions on the interpretation of the European Copyright Directive which the German Federal Supreme Court deems necessary for its decision. In August 2014, the German Supreme Court delivered an opinion ruling that printers and personal computers are subject to levies, and referred the case back to the Court of Appeals. Dell joined the industry settlement in the Fujitsu Siemens case, and Dell believes it has no remaining material obligations in either case.

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

As of July 29, 2016, the Company does not believe there is a reasonable possibility that a material loss exceeding the amounts already accrued for these or other proceedings or matters has been incurred. However, since the ultimate resolution of any such proceedings and matters is inherently unpredictable, the Company's business, financial condition, results of operations, or cash flows could be materially affected in any particular period by unfavorable outcomes in one or more of these proceedings or matters. Whether the outcome of any claim, suit, assessment, investigation, or legal proceeding, individually or collectively, could have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows will

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

depend on a number of variables, including the nature, timing, and amount of any associated expenses, amounts paid in settlement, damages, or other remedies or consequences.

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 10 — INCOME AND OTHER TAXES

For the three and six months ended July 29, 2016, the Company's effective income tax rate for continuing operations was 7.7% and -6.5% on pre-tax losses from continuing operations of $286 million and $648 million, respectively. In comparison, for the three and six months ended July 31, 2015, the Company's effective income tax rates were 10.2% and 9.0% on pre-tax losses from continuing operations of $325 million and $811 million, respectively. The change in the Company's provision for income taxes was primarily attributable to tax charges on previously untaxed earnings of foreign subsidiaries that will no longer be permanently reinvested as a result of the Dell Services and DSG divestitures. These tax charges were $66 million and $201 million for the three and six months ended July 29, 2016, respectively. Off-setting these tax charges were increased tax benefits from interest expense in the United States for debt related to the EMC merger. See Note 2 and Note 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements for more information on the divestitures and the EMC merger financing. The income tax rate for future quarters of Fiscal 2017 will be impacted by the actual mix of jurisdictions in which income is generated.

The differences between the estimated effective income tax rates and the U.S. federal statutory rate of 35% principally result from the Company's geographical distribution of income, change in valuation allowance for deductible temporary differences or carryforwards, and differences between the book and tax treatment of certain items. A portion of the Company's operations is subject to a reduced tax rate or is free of tax under various tax holidays. A significant portion of these income tax benefits is related to a tax holiday that will expire on December 31, 2016. The Company has negotiated new terms for the affected subsidiary, which provides for a reduced income tax rate and will be effective for a two-year bridge period expiring in January 2019. The Company's other tax holidays will expire in whole or in part during Fiscal 2019 through Fiscal 2023. Many of these tax holidays and reduced tax rates may be extended when certain conditions are met or may be terminated early if certain conditions are not met.

During Fiscal 2014, the Internal Revenue Service ("IRS") issued a revised Revenue Agent's Report ("RAR") for fiscal years 2004 through 2006, proposing certain assessments primarily related to transfer pricing matters.  The Company disagrees with certain of the proposed assessments and has contested them through the IRS administrative appeals procedures.  The Company’s U.S. federal income tax returns for fiscal years 2007 through 2009 are currently under examination by the IRS and the IRS issued a RAR related to those years during the six months ended July 29, 2016.  Similar to the action taken in connection with the audit of the Company’s U.S. federal income tax returns for fiscal years 2004 through 2006, the IRS has proposed adjustments relating to certain tax positions taken on the tax returns with which the Company disagrees and will contest through the IRS administrative appeals procedures. The Company believes it has valid positions supporting its tax returns and that it is adequately reserved.

The Company is currently under income tax audits in various state and foreign jurisdictions.  The Company is undergoing negotiations, and in some cases contested proceedings, relating to tax matters with the taxing authorities in these jurisdictions.  The Company believes that it has provided adequate reserves related to all matters contained in tax periods open to examination.  Although the Company believes it has made adequate provisions for the uncertainties surrounding these audits, should the Company experience unfavorable outcomes, such outcomes could have a material impact on its results of operations, financial position, and cash flows.  Although timing of resolution or closure of audits is not certain, the Company believes it is reasonably possible that tax audit resolutions could reduce its unrecognized tax benefits by an amount between $300 million to $750 million in the next twelve months.  Such a reduction could have a material effect on the Company’s effective tax rate.  Net unrecognized tax benefits, if recognized, would favorably affect the Company's effective tax rate.  With respect to major U.S. state and foreign taxing jurisdictions, the Company is generally not subject to tax examinations for years prior to fiscal year 2000.

Judgment is required in evaluating the Company's uncertain tax positions and determining the Company's provision for income taxes. The Company's net unrecognized tax benefits, included in accrued and other, and other non-current liabilities in the Condensed Consolidated Statements of Financial Position was $3.2 billion and $3.1 billion as of July 29, 2016 and January 29, 2016, respectively.

The Company takes certain non-income tax positions in the jurisdictions in which it operates and has received certain non-income tax assessments from various jurisdictions. The Company believes that a material loss in these matters is not probable and that it is not reasonably possible that a material loss exceeding amounts already accrued has been incurred.  The Company believes its positions in these non-income tax litigation matters are supportable and that it ultimately will prevail. In the normal

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

course of business, the Company's positions and conclusions related to its non-income taxes could be challenged and assessments may be made. To the extent new information is obtained and the Company's views on its positions, probable outcomes of assessments, or litigation change, changes in estimates to the Company's accrued liabilities would be recorded in the period in which such a determination is made. In the resolution process for income tax and non-income tax audits, the Company may be required to provide collateral guarantees or indemnification to regulators and tax authorities until the matter is resolved.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 11 — ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss is presented in stockholders' equity in the Condensed Consolidated Statements of Financial Position and is comprised of amounts related to foreign currency translation adjustments and amounts related to the Company's cash flow hedges.

The following table presents changes in accumulated other comprehensive loss, net of tax, by the following components for the periods indicated:

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Accumulated Other Comprehensive Loss
	(in millions)
Balances at January 29, 2016	$(358)	$34	$(324)
Other comprehensive income (loss) before reclassifications	42	(107)	(65)
Amounts reclassified from accumulated other comprehensive loss	—	81	81
Total change for the period	42	(26)	16
Less: Change in comprehensive income attributable to non-controlling interest	—	—	—
Balances at July 29, 2016	$(316)	$8	$(308)

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

The following table presents reclassifications out of accumulated other comprehensive loss, net of tax, which consists entirely of gains and losses related to cash flow hedges, to net income (loss) for the periods presented:

	Three Months Ended		Six Months Ended
	July 29, 2016	July 31, 2015	July 29, 2016	July 31, 2015
	(in millions)
Total reclassifications, net of tax:
Net revenue	$(21)	$82	$(66)	$255
Cost of net revenue	(6)	7	(14)	18
Interest and other, net	—	(1)	(1)	(1)
Total reclassifications, net of tax (benefit) expense of $(6) and $(5), respectively and $5 and $8, respectively	$(27)	$88	$(81)	$272

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 12 — NON-CONTROLLING INTEREST

On April 27, 2016, SecureWorks completed a registered underwritten IPO of its Class A common stock. Prior to the IPO, Dell Technologies owned indirectly, through Dell and Dell's subsidiaries, 100% of the outstanding equity interest in SecureWorks. Following the completion of the IPO, the non-controlling interest owned all of the SecureWorks Class A common stock outstanding, and Dell Technologies owned all of the SecureWorks Class B common stock outstanding. As of July 29, 2016, Dell Technologies held approximately 86.8% of the outstanding equity interest in SecureWorks, which represented approximately 98.5% of the combined voting power of both classes of the SecureWorks common stock outstanding. The non-controlling interest's share of equity in SecureWorks is reflected as a component of the non-controlling interest in the accompanying Condensed Consolidated Statements of Financial Position and was $126 million and $0 million as of July 29, 2016 and January 29, 2016, respectively. Consolidated comprehensive income (loss) attributable to the non-controlling interest was immaterial during the three and six months ended July 29, 2016.

The following table summarizes the changes in equity attributable to controlling and non-controlling interest:

	Dell Technologies Stockholders' Equity	Non-Controlling Interest	Total Stockholders' Equity
	(in millions)
Balances at January 29, 2016	$1,466	$—	$1,466
Net income (loss)	628	(1)	627
Issuance of common stock of subsidiary upon public offering, net of offering costs	—	124	124
Foreign currency translation adjustments	42	—	42
Cash flow hedges, net change	(26)	—	(26)
Stock-based compensation expense	30	3	33
Revaluation of redeemable shares	(73)	—	(73)
Treasury stock repurchases and other	(2)	—	(2)
Balances at July 29, 2016	$2,065	$126	$2,191

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 13 — EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is based on the weighted-average effect of all common shares issued and outstanding and is calculated by dividing net income (loss) by the weighted-average shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares used in the basic earnings (loss) per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. The Company excludes equity instruments from the calculation of diluted earnings (loss) per share if the effect of including such instruments is antidilutive.

The Company has three classes of common stock, denominated as Series A, Series B, and Series C common stock. For purposes of calculating net earnings (loss) per share, the Company uses the two-class method. As all classes share the same rights in dividends, basic and diluted earnings (loss) per share are the same for all classes.
The following table sets forth the computation of basic and diluted earnings (loss) per share for each of the periods presented:

	Three Months Ended		Six Months Ended
	July 29, 2016	July 31, 2015	July 29, 2016	July 31, 2015
	(in millions, except per share amounts)
Numerator:
Net loss from continuing operations	$(264)	$(292)	$(690)	$(738)
Less: Net loss attributable to non-controlling interests	(1)	—	(1)	—
Net loss from continuing operations attributable to Dell Technologies Inc.	(263)	(292)	(689)	(738)
Income (loss) from discontinued operations, net of income taxes	836	27	1,317	(31)
Net income (loss) attributable to Dell Technologies Inc.	$573	$(265)	$628	$(769)

Denominator:
Weighted-average shares outstanding - basic	405	405	405	405
Dilutive effect of options, restricted stock units, restricted stock, and other	—	—	—	—
Weighted-average shares outstanding - diluted	405	405	405	405

Earnings (loss) per share attributable to Dell Technologies Inc. - basic:
Continuing operations	(0.65)	(0.72)	(1.70)	(1.82)
Discontinued operations	2.06	0.07	3.25	(0.08)
Basic	$1.41	$(0.65)	$1.55	$(1.90)

Earnings (loss) per share attributable to Dell Technologies Inc. - diluted:
Continuing operations	(0.65)	(0.72)	(1.70)	(1.82)
Discontinued operations	2.06	0.07	3.25	(0.08)
Diluted	$1.41	$(0.65)	$1.55	$(1.90)

Weighted-average shares outstanding - antidilutive (a)	53	55	54	55
____________________

(a)
Stock-based incentive awards have been excluded from the calculation of diluted earnings (loss) per share because their effect would have been antidilutive as the Company had a net loss from continuing operations for the periods presented.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 14 — REDEEMABLE SHARES

The 2013 Stock Incentive Plan provides for the grant of stock-based incentive awards to the Company's employees, consultants, and non-employee directors. Equity awards available for issuance under the 2013 Stock Incentive Plan include stock options, stock appreciation rights, restricted stock units, and other equity-based awards. These awards include certain rights that allow the holder to exercise a put feature for the underlying stock after a six-month holding period following the issuance of the common stock, requiring the Company to purchase the stock at its fair market value. Accordingly, these awards are subject to reclassification from equity to temporary equity, and the Company determines the amounts to be classified as temporary equity as follows:

•
For stock options subject to service requirements, the intrinsic value of the option is multiplied by the portion of the option for which services have been rendered. Upon exercise of the option, the amount in temporary equity represents the fair value of the Company's common stock.

•	For stock appreciation rights and restricted stock units, the fair value of the share is multiplied by the portion of the share for which services have been rendered.

•	For share-based arrangements that are subject to the occurrence of a contingent event, those amounts are not reclassified to temporary equity until the contingency has been satisfied.
The amount of redeemable shares classified as temporary equity as of July 29, 2016 and January 29, 2016 was $179 million and $106 million, respectively. As of July 29, 2016, the redeemable shares was comprised of 0.8 million issued and outstanding common shares, 0.1 million unvested restricted stock units, and 23.0 million outstanding stock options. As of January 29, 2016, the redeemable shares was comprised of 0.9 million issued and outstanding common shares, 0.1 million unvested restricted stock units, and 18.6 million outstanding stock options.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 15 — SEGMENT INFORMATION

With the classification of Dell Services and DSG as discontinued operations during the six months ended July 29, 2016, the Company now has two reportable segments that are based on the following product and services business units: Client Solutions and Enterprise Solutions Group ("ESG").

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

The following table presents a reconciliation of net revenue by the Company’s reportable segments to the Company’s consolidated net revenue as well as a reconciliation of consolidated segment operating income (loss) to the Company’s consolidated operating income (loss):

	Three Months Ended		Six Months Ended
	July 29, 2016	July 31, 2015	July 29, 2016	July 31, 2015
	(in millions)
Consolidated net revenue:
Client Solutions	$9,220	$9,235	$17,791	$18,104
Enterprise Solutions Group	3,779	3,769	7,392	7,471
Segment net revenue	12,999	13,004	25,183	25,575
Corporate (a)	116	94	223	188
Impact of purchase accounting (b)	(65)	(123)	(143)	(263)
Total net revenue	$13,050	$12,975	$25,263	$25,500

Consolidated operating income (loss):
Client Solutions	$484	$323	$869	$542
Enterprise Solutions Group	300	280	492	519
Segment operating income	784	603	1,361	1,061
Impact of purchase accounting (b)	(98)	(154)	(204)	(326)
Amortization of intangible assets	(491)	(492)	(982)	(986)
Corporate (a)	(32)	(35)	(74)	(102)
Other (c)	(100)	(25)	(181)	(61)
Total operating income (loss)	$63	$(103)	$(80)	$(414)
_________________

(a)
Corporate consists of SecureWorks and unallocated transactions, which include long-term incentives, certain short-term incentive compensation expenses, and other corporate items that are not allocated to the Company's reportable segments.

(b)	Impact of purchase accounting includes non-cash purchase accounting adjustments related to the going-private transaction.

(c)	Other includes severance and facility action costs; acquisition, integration, and divestiture related costs; and stock-based compensation expenses.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents net revenue by product and services categories:

	Three Months Ended		Six Months Ended
	July 29, 2016	July 31, 2015	July 29, 2016	July 31, 2015
	(in millions)
Net revenue:
Client Solutions (a):
Commercial	$6,798	$6,913	$12,943	$13,341
Consumer	2,422	2,322	4,848	4,763
Total Client Solutions net revenue	9,220	9,235	17,791	18,104

Enterprise Solutions Group:
Servers and networking	3,237	3,212	6,312	6,364
Storage	542	557	1,080	1,107
Total ESG net revenue	3,779	3,769	7,392	7,471

Total segment net revenue	$12,999	$13,004	$25,183	$25,575
_________________

(a)
During the six months ended July 29, 2016, the Company redefined the categories within the Client Solutions business unit. None of these changes impacted the Company's consolidated or total business unit results.

NOTE 16 — SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION
Supplemental Consolidated Statements of Financial Position Information
The following table provides information on amounts included in inventories, net as of July 29, 2016 and January 29, 2016.

	July 29, 2016	January 29, 2016
	(in millions)
Inventories, net:
Production materials	$503	$657
Work-in-process	188	189
Finished goods	755	773
Total inventories, net	$1,446	$1,619

NOTE 17 — SUBSEQUENT EVENTS

Effective August 25, 2016, Denali Holding Inc. changed its name to Dell Technologies Inc. by an amendment (the “Amendment”) to its Third Amended and Restated Certificate of Incorporation. The Amendment was approved by the board of directors of the Company, and was filed with the Secretary of State of the State of Delaware on August 25, 2016.

Final regulatory approval from the Chinese Ministry of Commerce was received for the EMC merger transaction. The condition to closing the transaction in respect of clearances under antitrust and competition laws has been satisfied. The transaction is expected to close on September 7, 2016. The EMC merger will be financed with a combination of equity and debt financing and cash on hand. As of September 6, 2016, the Company obtained an incremental equity financing commitment of $0.15 billion from Silver Lake Partners.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Other than the items noted above, there were no known events occurring after the balance sheet date and up until the date of the issuance of this report that would materially affect the information presented herein. The Company evaluated subsequent events through September 6, 2016, the date of the issuance of these financial statements.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

This management’s discussion and analysis should be read in conjunction with the Audited Consolidated Financial Statements and accompanying Notes for the fiscal year ended January 29, 2016 included in the proxy statement/prospectus dated June 6, 2016 forming part of our registration statement on Form S-4 (Registration No. 333-208529) and the Unaudited Condensed Consolidated Financial Statements included in this report. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs, and that are subject to numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied in any forward-looking statements.

Unless otherwise indicated, all results presented are prepared in in a manner that complies, in all material respects, with accounting principles generally accepted in the United States of America, or GAAP. Additionally, unless otherwise indicated, all changes identified for the current-period results represent comparisons to results for the prior corresponding fiscal period.

Our fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. We refer to our fiscal years ended February 3, 2017 and January 29, 2016 as "Fiscal 2017" and "Fiscal 2016", respectively. Fiscal 2016 included 52 weeks. Fiscal 2017 will include 53 weeks, with the extra week to be included in the fourth quarter of Fiscal 2017.

We changed our name from Denali Holding Inc. to Dell Technologies Inc. on August 25, 2016. Unless the context indicates otherwise, references in this management’s discussion and analysis to "we," "us," "our," and "Dell Technologies" mean Dell Technologies Inc. and its consolidated subsidiaries, and references to “Dell” mean Dell Inc. and Dell Inc.’s consolidated subsidiaries.

On March 27, 2016, Dell entered into a definitive agreement with NTT Data International L.L.C. to sell substantially all of Dell Services for cash consideration of approximately $3.1 billion. On June 19, 2016, Dell entered into a definitive agreement with Francisco Partners and Elliot Management Corporation to sell substantially all of Dell Software Group for cash consideration of approximately $2.4 billion. Accordingly, the results of operations of Dell Services and Dell Software Group have been excluded from the results of continuing operations in the periods presented in this management's discussion and analysis.

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

Our announcement in October 2015 of our agreement to combine with EMC evidences our intention to accelerate this strategy. The combined strength of Dell and EMC will benefit our customers through complementary product portfolios, sales teams, and research and development strategies. During this time of transition, we remain focused on supporting our customers with outstanding products, services and solutions. We will continue to build superior customer relationships through our direct model and our network of channel partners, which includes value-added resellers, system integrators, distributors, and retailers. We will invest in strategic solutions and enhance our go-to-market sales and marketing capabilities to create a leading global technology company poised for long-term sustainable growth and innovation.

A key component of our strategic transformation is to shift our product and solutions portfolio to offerings that provide higher-value and recurring revenue streams over time. As part of this strategy, we continue to expand and enhance our offerings through strategic investments and acquisitions that will complement our existing portfolio of solutions. As we innovate to make our customers’ existing IT increasingly productive, we help them reinvest their savings into the next generation of technologies that they need to succeed in the digital economy of a hyper-connected world. These solutions include digital transformation, software-defined data centers, hybrid cloud, converged and hyper-converged infrastructure, mobile, and security. In addition, our extended warranty and delivery offerings, and software and peripherals, which are closely tied to the sale of our hardware products, are important value differentiators that we are able to offer our customers. Our Client Solutions offerings are an important element of our strategy, and we believe the strategic expansion of this business is critical to our long-term success.

We operate a diversified business model with the majority of our net revenue and operating income derived from commercial clients (large enterprises, small and medium-sized businesses, and public sector customers). We have a large global presence across the Americas, Europe, Middle East, Asia, and other geographic regions with approximately 50% of our revenue generated by sales to customers outside of the United States during the first six months of Fiscal 2017 and the first six months of Fiscal 2016. We continue to view emerging markets, which include the vast majority of the world’s population, as a long-term growth opportunity. Accordingly, we continue to pursue the development of technology solutions that meet the needs of these markets.

Products and Services Before the EMC Merger

We design, develop, manufacture, market, sell and support a wide range of products and services. We are organized into the following product and services business units, which are our reportable segments: Client Solutions and Enterprise Solutions Group. Due to our pending divestitures of Dell Services and Dell Software Group, the results of these businesses have been excluded from this Management's Discussion and Analysis for all periods presented, except as otherwise indicated. See "Divestitures" below for more information regarding the sale of Dell Services and Dell Software Group.

•
Client Solutions — Client Solutions offerings include branded hardware, such as desktop PCs, notebooks and tablets, and branded peripherals, such as monitors, printers and projectors, as well as third-party software and peripherals. Our computing devices are designed with our commercial and consumer customers’ needs in mind, and we seek to optimize performance, reliability, manageability, design, and security. In addition to the traditional PC business, we also have a portfolio of end-to-end thin client offerings that is well-positioned to benefit from the growth trends in cloud computing. Client Solutions hardware and services also provide the architecture required for connected ecosystems to securely and efficiently capture massive amounts of data for analytics and actionable insights for commercial customers, as the “Internet of things” (IoT) becomes an increasing part of the IT environment.

Generally, over half of Client Solutions revenue is generated by sales to customers in the Americas, with the remaining portion derived from sales to customers in Europe, the Middle East and Africa, referred to as EMEA, and Asia Pacific and Japan, referred to as APJ.

•
Enterprise Solutions Group — Enterprise Solutions Group, or ESG, includes servers, networking, and storage, as well as services and third-party software and peripherals that are closely tied to the sale of ESG hardware. Generally, over half of ESG revenue is generated by sales to customers in the Americas, with the remaining portion derived from sales to customers in EMEA and APJ.

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

On April 27, 2016, SecureWorks completed a registered underwritten initial public offering, or IPO, of its Class A common stock. As of July 29, 2016, Dell Technologies held approximately 86.8% of the outstanding equity interest in SecureWorks, which represented approximately 98.5% of the combined voting power of both classes of the SecureWorks common stock outstanding. The results of the SecureWorks operations are recorded in Corporate. See Note 12 and Note 15 of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this report for more information.

For further discussion regarding our current reportable segments, see "Results of Operations — Product and Services Business Units."

Products and Services After the EMC Merger

We describe below what we currently expect will be the product and services business units, and reportable segments, of our company after the EMC merger is completed.

•
Client Solutions —The Client Solutions business will consist of our existing Client Solutions business unit. Client Solutions offerings include branded hardware, such as desktop PCs, notebooks and tablets, and branded peripherals, such as monitors, printers and projectors, as well as third-party software and peripherals. Our computing devices are designed with our commercial and consumer customers’ needs in mind, and we seek to optimize performance, reliability, manageability, design and security. In addition to the traditional PC business, we also have a portfolio of end-to-end thin client offerings that is well-positioned to benefit from the growth trends in cloud computing. Client Solutions hardware and services also provide the architecture to enable the IoT and connected ecosystems to securely and efficiently capture massive amounts of data for analytics and actionable insights for commercial customers. We will also offer attached software, peripherals and services, including support and deployment, configuration and extended warranty services as well as financing options and services offered by Dell Financial Services.

•
Infrastructure Solutions Group (ISG) — EMC’s Information Storage segment and our existing Enterprise Solutions Group will be merged to create the Infrastructure Solutions Group. The Infrastructure Solutions Group will enable the digital transformation of our enterprise customers through our trusted hybrid cloud and big data solutions which are built upon a modern data center infrastructure that incorporates industry-leading converged infrastructure and storage technologies. The comprehensive portfolio of advanced storage solutions will include traditional storage solutions as well as next-generation storage solutions (including all flash arrays, scale out file and object platforms and other solutions). The server portfolio will include high-performance rack, blade, tower, and hyperscale servers. The networking portfolio will help business customers transform and modernize their infrastructure, mobilize and enrich end-user experiences, and accelerate business applications and processes. In addition, combining in the Infrastructure Solutions Group the strengths of our Enterprise Solutions Group and EMC’s strengths in core server and storage solutions will enable us to offer leading converged and hyper-converged solutions, which will allow our customers to accelerate their IT transformation by buying scalable integrated IT solutions instead of building and assembling their own IT platforms. Similar to Client Solutions, the Infrastructure Solutions Group will also offer attached software, peripherals and services, including support and deployment, configuration and extended warranty services as well as financing options and services offered by Dell Financial Services.

The Infrastructure Solutions Group will also include Virtustream product and service offerings. Virtustream’s cloud software and infrastructure-as-a-service solutions enable customers to migrate, run and manage mission-critical applications in cloud-based IT environments, and represents a critical element of our strategy to help customers move their applications to a cloud-based IT infrastructure.

•
VMware — VMware (NYSE: VMW) is a leader in virtualization and cloud infrastructure solutions, which enable organizations to leverage synergies and manage IT resources across complex multi-cloud, multi-device environments. VMware has expanded beyond its core business of compute virtualization to offer a broad portfolio of virtualization technologies across three main product groups: software-defined data center, hybrid cloud computing and end-user computing. VMware’s software-defined data center includes the fundamental compute layer for the data center (vSphere); storage and availability to offer cost-effective holistic data storage and protection options (Virtual SAN); network and security (VMware NSX); and management and automation (vRealize) products. VMware provides two offerings, VMware vCloud Air Network Service Providers (vCAN) and VMware vCloud Air, that enable companies to consume off-premise vSphere-based computing capacity. VMware’s end-user computing offerings (such as AirWatch mobile solutions and Horizon application and desktop virtualization solutions) enable IT organizations to efficiently deliver more secure access to applications, data and devices for their end users by leveraging VMware’s software-defined data center solutions to extend the value of virtualization from data centers to devices.

After the EMC merger is completed, our other businesses, described below, will primarily consist of product and service offerings of RSA, Enterprise Content Division, SecureWorks, Pivotal, and Boomi. These businesses will not be classified as reportable segments, either individually or collectively, as the results of the businesses do not meet the criteria for reportable segments and are not material to our overall results.

•
RSA provides essential cybersecurity solutions engineered to enable organizations to detect, investigate, and respond to advanced attacks, confirm and manage identities, and, ultimately, help reduce IP theft, fraud, and cybercrime.

•	Enterprise Content Division provides enterprise software and cloud solutions that help organizations leverage their business content throughout its lifecycle.

•	SecureWorks (NASDAQ: SCWX) is a leading global provider of intelligence-driven information security solutions exclusively focused on protecting its clients from cyber attacks.

•	Pivotal is a leading provider of application and data infrastructure software, agile development services, and data science consulting.

•
Boomi specializes in cloud-based integration, connecting information between existing on-premise and cloud-based applications to ensure business processes are optimized, data is accurate and workflow is reliable.

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

We are able to leverage our traditional strength in the PC market to offer solutions and services that provide higher value recurring revenue streams. We anticipate that the demand environment will continue to be uneven and expect intensifying market competition in our Client Solutions business, given the macroeconomic environment and computing trends. However, we are committed to a long-term growth strategy that we believe will benefit from the consolidation trends that are occurring in the market. Our Client Solutions offerings remain an important element of our strategy, generating strong cash flow and opportunities for cross-selling of complementary solutions.

We expect that our ESG business, which will be referred to as ISG after the EMC merger, will continue to be adversely affected by declines in the traditional storage market. Through our combination with EMC, we will be able to provide new and more robust storage and data center solutions to meet the evolving needs of our customers. We also anticipate significant growth in demand for cloud offerings. We believe the complementary cloud solutions of Dell and EMC strongly position us to meet these demands for our customers who are increasingly looking to leverage the cloud. In addition, we also continue to be impacted by the emerging trends of enterprises deploying software-defined storage, hyper-converged, and modular solutions based on server-centric architectures. We believe that combining with EMC will complement and accelerate our overall position and strengthen our data center offerings. Additionally, through combined research and development efforts of Dell and EMC, we will actively develop new solutions in this rapidly changing industry that will enable us to continue to provide superior solutions to our customers.

We manage our business on a U.S. dollar basis. However, we have a large global presence, generating approximately 50% of our revenue by sales to customers outside of the United States during the first six months of Fiscal 2017 and the first six months of Fiscal 2016. Our revenues, therefore, can be impacted by fluctuations in foreign currency exchange rates. We utilize a comprehensive hedging strategy intended to mitigate the impact of foreign currency volatility over time, and we adjust pricing when possible to further minimize foreign currency impacts.

EMC Merger Transaction

As described in Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this report, on October 12, 2015, EMC, Dell Technologies, Dell, and Merger Sub entered into a merger agreement pursuant to which Merger Sub will be merged with and into EMC, with EMC surviving the merger as a wholly-owned subsidiary of Dell Technologies.

Subject to the terms and conditions of the merger agreement, at the effective time of the EMC merger, each share of EMC common stock issued and outstanding immediately prior to the effective time of the EMC merger (other than shares owned by Dell Technologies, Merger Sub, EMC, or any of EMC’s wholly owned subsidiaries, and other than shares with respect to which EMC’s shareholders are entitled to and properly exercise appraisal rights) automatically will be converted into the right to receive the merger consideration, consisting of (1) $24.05 in cash, without interest, and (2) a number of validly issued, fully paid and non-assessable shares of Class V Common Stock equal to the quotient (rounded to the nearest five decimal points) obtained by dividing (A) 222,966,450 by (B) the aggregate number of shares of EMC common stock issued and outstanding immediately prior to the effective time of the EMC merger, plus cash in lieu of any fractional shares.

The merger agreement provides that each currently outstanding EMC stock option will vest and become fully exercisable for a reasonable period of time prior to 11:59 p.m., New York City time, on the last trading day prior to the effective time of the EMC merger, referred to as the vesting effective time of the merger. Each EMC stock option that remains outstanding immediately prior to the vesting effective time of the merger will be automatically exercised immediately prior to the vesting effective time of the merger on a net exercise basis, such that shares of EMC common stock with a value equal to the aggregate exercise price and applicable tax withholding will reduce the number of shares of EMC common stock otherwise issuable. The merger agreement also provides that, except for a limited number of restricted stock units that may be granted following the date of the merger agreement and that will continue in effect as cash awards following the effective time of the merger, each EMC restricted stock unit outstanding immediately prior to the vesting effective time of the merger will become fully vested immediately prior to the vesting effective time of the merger (with performance vesting units vesting at the target level of performance) and the holder will become entitled to receive the merger consideration with respect to the shares of EMC common stock subject to the award (which will be calculated net of the number of shares withheld in respect of taxes upon the vesting of the award). The merger agreement provides that Dell Technologies may agree with individual award recipients to different equity treatment. As of the date of this report, agreements for different equity treatment have been reached with certain members of management.

Also, in connection with the EMC merger, all principal, accrued but unpaid interest, fees, and other amounts (other than certain contingent obligations) outstanding at the effective time of the EMC merger under EMC’s unsecured revolving credit facility, Dell International’s asset-based revolving credit facility, and Dell International’s term facilities will be repaid in full substantially concurrently with the closing, and all commitments to lend and guarantees and security interests, as applicable, in connection therewith will be terminated and/or released. In connection with the EMC merger, Dell expects that the aggregate amounts of principal, interest and premium necessary to redeem in full the outstanding $1.4 billion in aggregate principal amount of 5.625% Senior First Lien Notes due 2020 co-issued by Dell International and Denali Finance Corp. will be deposited with the trustee for such notes, and that such notes will thereby be satisfied and discharged, substantially concurrently with the effective time of the EMC merger. Dell further expects that all of Dell’s and EMC’s other outstanding senior notes and senior debentures will remain outstanding after the effective time of the EMC merger in accordance with their respective terms.

Dell Technologies expects to finance the EMC merger, the refinancing of certain of Dell International’s and EMC’s indebtedness outstanding as of the closing of the EMC merger, and the payment of related fees and expenses with up to $26.3 billion from debt financings and up to $4.4 billion of committed equity financing. In the second quarter of Fiscal 2017, subsidiaries of Dell Technologies issued a total of $20 billion of First Lien Notes and $3.25 billion of Senior Unsecured Notes, the proceeds of which will be applied to finance the EMC merger.

Other than the recognition of certain expenses related to the EMC merger and interest expense associated with the issuance of the First Lien Notes and Senior Unsecured Notes referred to above, the proceeds of which are held in escrow, there was no impact of the EMC merger on the Unaudited Condensed Consolidated Financial Statements included in this report. See Note 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this report for additional information.

Divestitures

Dell Services Divestiture — On March 27, 2016, Dell entered into a definitive agreement with NTT Data International L.L.C. to sell substantially all of Dell Services, including the Dell Services Federal Government business, for cash consideration of approximately $3.1 billion. Dell Services includes business process outsourcing, application management, and infrastructure services. The pending transaction does not include the global support, deployment, and professional services offerings. We anticipate that the transaction will close in the fourth quarter of Fiscal 2017, subject to the satisfaction of customary closing conditions, including approvals from regulatory authorities.

Dell Software Group Divestiture — On June 19, 2016, Dell entered into a definitive agreement with Francisco Partners and Elliot Management Corporation to divest substantially all of DSG for cash consideration of approximately $2.4 billion. The pending transaction includes DSG's systems and information management, security solutions, and Statistica businesses. The pending transaction does not include our cloud integration business. We anticipate that the transaction will close in the fourth quarter of Fiscal 2017, subject to the satisfaction of customary closing conditions, including approvals from regulatory authorities.

Discontinued Operations Presentation — The results of Dell Services and DSG are presented as discontinued operations in our Condensed Consolidated Statements of Income (Loss), and as such, have been excluded from both continuing operations and segment results for all periods presented. Further, we have reclassified the related assets and liabilities as held for sale in our Condensed Consolidated Statements of Financial Position. See Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this report for additional information regarding these discontinued operations.

Going-Private Transaction

On October 29, 2013, Dell was acquired by Dell Technologies in a merger transaction pursuant to an agreement and plan of merger, dated as of February 5, 2013, as amended. Dell Technologies is a Delaware corporation owned by Michael S. Dell and a separate property trust for the benefit of Mr. Dell’s wife, investment funds affiliated with Silver Lake Partners, the MSD Partners Funds, and certain members of Dell’s management and other investors. Mr. Dell serves as Chairman and Chief Executive Officer of Dell Technologies and Dell.

NON-GAAP FINANCIAL MEASURES

In this management's discussion and analysis we use supplemental measures of our performance which are derived from our consolidated financial information but which are not presented in our consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. These non-GAAP financial measures include non-GAAP product net revenue; non-GAAP services net revenue; non-GAAP net revenue; non-GAAP product gross margin; non-GAAP services gross margin; non-GAAP gross margin; non-GAAP operating expenses; non-GAAP operating income; non-GAAP net income from continuing operations; non-GAAP earnings from continuing operations attributable to Dell Technologies Inc. per share - diluted; earnings before interest and other, net, taxes, depreciation and amortization, referred to as EBITDA; and adjusted EBITDA.

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

Non-GAAP product net revenue, non-GAAP services net revenue, non-GAAP net revenue, non-GAAP product gross margin, non-GAAP services gross margin, non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income, non-GAAP net income from continuing operations, and non-GAAP earnings from continuing operations attributable to Dell Technologies Inc. per share, as defined by us, exclude the following items: the impact of purchase accounting, amortization of intangible assets, other corporate expenses, and for non-GAAP net income and non-GAAP earnings from continuing operations attributable to Dell Technologies Inc. per share, an aggregate adjustment for income taxes. As the excluded items have a material impact on our financial results, our management compensates for this limitation by relying primarily on GAAP results and using non-GAAP financial measures supplementally or for projections when comparable GAAP financial measures are not available. The non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for net revenue, gross margin, operating expenses, operating income, or net income prepared in accordance with GAAP, and should be read only in conjunction with financial information presented on a GAAP basis.

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

•
Amortization of Intangible Assets — Amortization of intangible assets consists of amortization of customer relationships, developed technology and trade names. In connection with the going-private transaction, all of the tangible and intangible assets and liabilities of Dell Technologies were accounted for and recognized at fair value on the transaction date. Accordingly, for the periods presented, amortization of intangible assets represents amortization associated with intangible assets recognized in connection with the going-private transaction. Amortization charges for purchased intangible assets are significantly impacted by the timing and magnitude of our acquisitions, and these charges may vary in amount from period to period. We exclude these charges for purposes of calculating the non-GAAP financial measures presented below to facilitate a more meaningful evaluation of our current operating performance and comparisons to our past operating performance.

•	Other Corporate Expenses — Other corporate expenses consists of the following items:

◦	Severance and facility action costs primarily related to severance and benefits for employees terminated pursuant to cost savings initiatives.

◦
Acquisition, integration, and divestiture related charges which are expensed as incurred and consist primarily of consulting and advisory services and retention payments. During the second quarter and first six months of Fiscal 2017, these charges include $72 million and $128 million, respectively, of operating expenses related to the pending EMC merger.

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

•
Aggregate Adjustment for Income Taxes — The aggregate adjustment for income taxes is the estimated combined income tax effect for the adjustments mentioned above. During the second quarter and first six months of Fiscal 2017, this amount also includes tax charges of approximately $66 million and $201 million, respectively, on previously untaxed earnings of a foreign subsidiary that will no longer be permanently reinvested as a result of the Dell Services and DSG divestitures. The tax effects are determined based on the tax jurisdictions where the above items were incurred.

•	Non-GAAP Adjustments Per Share — This financial measure shows the cumulative impact of the above adjustments on earnings per share - diluted.

The table below presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for each of the periods presented:

	Three Months Ended			Six Months Ended
	July 29, 2016	% Change	July 31, 2015	July 29, 2016	% Change	July 31, 2015
	(in millions, except percentages)
Product net revenue	$10,961	—%	$10,938	$21,144	(1)%	$21,462
Non-GAAP adjustments:
Impact of purchase accounting	—		(8)	(1)		(14)
Non-GAAP product net revenue	$10,961	—%	$10,930	$21,143	(1)%	$21,448

Services net revenue	$2,089	3%	$2,037	$4,119	2%	$4,038
Non-GAAP adjustments:
Impact of purchase accounting	65		131	144		277
Non-GAAP services net revenue	$2,154	(1)%	$2,168	$4,263	(1)%	$4,315

Net revenue	$13,050	1%	$12,975	$25,263	(1)%	$25,500
Non-GAAP adjustments:
Impact of purchase accounting	65		123	143		263
Non-GAAP net revenue	$13,115	—%	$13,098	$25,406	(1)%	$25,763

Product gross margin	$1,466	15%	$1,275	$2,850	17%	$2,435
Non-GAAP adjustments:
Impact of purchase accounting	12		5	24		10
Amortization of intangibles	101		98	202		197
Other corporate expenses	1		3	2		4
Non-GAAP product gross margin	$1,580	14%	$1,381	$3,078	16%	$2,646

Services gross margin	$863	7%	$804	$1,666	7%	$1,556
Non-GAAP adjustments:
Impact of purchase accounting	67		128	144		274
Amortization of intangibles	—		—	—		—
Other corporate expenses	(2)		3	(1)		4
Non-GAAP services gross margin	$928	(1)%	$935	$1,809	(1)%	$1,834

Gross margin	$2,329	12%	$2,079	$4,516	13%	$3,991
Non-GAAP adjustments:
Impact of purchase accounting	79		133	168		284
Amortization of intangibles	101		98	202		197
Other corporate expenses	(1)		6	1		8
Non-GAAP gross margin	$2,508	8%	$2,316	$4,887	9%	$4,480

	Three Months Ended			Six Months Ended
	July 29, 2016	% Change	July 31, 2015	July 29, 2016	% Change	July 31, 2015
	(in millions, except percentages and per share amounts)
Operating expenses	$2,266	4%	$2,182	$4,596	4%	$4,405
Non-GAAP adjustments:
Impact of purchase accounting	(19)		(21)	(36)		(42)
Amortization of intangibles	(390)		(394)	(780)		(789)
Other corporate expenses	(101)		(19)	(180)		(53)
Non-GAAP operating expenses	$1,756	—%	$1,748	$3,600	2%	$3,521

Operating income (loss)	$63	161%	$(103)	$(80)	81%	$(414)
Non-GAAP adjustments:
Impact of purchase accounting	98		154	204		326
Amortization of intangibles	491		492	982		986
Other corporate expenses	100		25	181		61
Non-GAAP operating income	$752	32%	$568	$1,287	34%	$959

Net loss from continuing operations	$(264)	10%	$(292)	$(690)	7%	$(738)
Non-GAAP adjustments:
Impact of purchase accounting	98		154	204		326
Amortization of intangibles	491		492	982		986
Other corporate expenses	97		22	178		55
Aggregate adjustment for income taxes	(62)		(124)	(52)		(254)
Non-GAAP net income from continuing operations	$360	43%	$252	$622	66%	$375

Earnings (loss) from continuing operations attributable to Dell Technologies Inc. per share - diluted	$(0.65)	10%	$(0.72)	$(1.70)	7%	$(1.82)
Non-GAAP adjustments per share - diluted	1.52		1.33	3.21		2.73
Non-GAAP earnings from continuing operations attributable to Dell Technologies Inc. per share - diluted	$0.87	43%	$0.61	$1.51	66%	$0.91

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

The table below presents a reconciliation of EBITDA and adjusted EBITDA to net loss from continuing operations for the periods presented:

	Three Months Ended			Six Months Ended
	July 29, 2016	% Change	July 31, 2015	July 29, 2016	% Change	July 31, 2015
	(in millions, except percentages)
Net loss from continuing operations	$(264)	10%	$(292)	$(690)	7%	$(738)
Adjustments:
Interest and other, net (a)	349		222	568		397
Income tax provision (benefit)	(22)		(33)	42		(73)
Depreciation and amortization	605		622	1,223		1,244
EBITDA	$668	29%	$519	$1,143	38%	$830

EBITDA	$668	29%	$519	$1,143	38%	$830
Adjustments:
Stock based compensation expense	19		14	33		29
Impact of purchase accounting (b)	75		128	158		274
Other corporate expenses (c)	118		12	185		32
Adjusted EBITDA	$880	31%	$673	$1,519	30%	$1,165
________________

(a)	See "Results of Operations — Interest and Other, Net" for more information on the components of interest and other, net.

(b)	This amount includes the non-cash purchase accounting adjustments related to the going-private transaction.

(c)	Consists of severance and facility action costs and acquisition, integration, and divestiture related costs.

RESULTS OF OPERATIONS

Consolidated Results

The following table summarizes our consolidated results from continuing operations for the second quarter and first six months of July 29, 2016 and July 31, 2015. Unless otherwise indicated, all changes identified for the current-period results represent comparisons to results for the prior corresponding fiscal period.

	Three Months Ended					Six Months Ended
	July 29, 2016			July 31, 2015		July 29, 2016			July 31, 2015
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue
	(in millions, except percentages and per share amounts)
Net revenue:
Product	$10,961	84.0%	—%	$10,938	84.3%	$21,144	83.7%	(1)%	$21,462	84.2%
Services, including software related	2,089	16.0%	3%	2,037	15.7%	4,119	16.3%	2%	4,038	15.8%
Total net revenue	$13,050	100.0%	1%	$12,975	100.0%	$25,263	100.0%	(1)%	$25,500	100.0%
Gross margin:
Product	$1,466	13.4%	15%	$1,275	11.7%	$2,850	13.5%	17%	$2,435	11.3%
Services, including software related	863	41.3%	7%	804	39.5%	1,666	40.4%	7%	1,556	38.5%
Total gross margin	$2,329	17.8%	12%	$2,079	16.0%	$4,516	17.9%	13%	$3,991	15.7%
Operating expenses	2,266	17.4%	4%	2,182	16.8%	4,596	18.2%	4%	4,405	17.3%
Operating income (loss)	$63	0.5%	161%	$(103)	(0.8)%	$(80)	(0.3)%	81%	$(414)	(1.6)%
Net loss from continuing operations	$(264)	(2.0)%	10%	$(292)	(2.3)%	$(690)	(2.7)%	7%	$(738)	(2.9)%
Earnings (loss) from continuing operations attributable to Dell Technologies Inc. per share - diluted	$(0.65)	N/A	10%	$(0.72)	N/A	$(1.70)	N/A	7%	$(1.82)	N/A

Other Financial Information
Non-GAAP net revenue	$13,115	N/A	—%	$13,098	N/A	$25,406	N/A	(1)%	$25,763	N/A
Non-GAAP gross margin	$2,508	19.1%	8%	$2,316	17.7%	$4,887	19.2%	9%	$4,480	17.4%
Non-GAAP operating expenses	$1,756	13.4%	—%	$1,748	13.3%	$3,600	14.2%	2%	$3,521	13.7%
Non-GAAP operating income	$752	5.7%	32%	$568	4.3%	$1,287	5.1%	34%	$959	3.7%
Non-GAAP net income from continuing operations	$360	2.7%	43%	$252	1.9%	$622	2.4%	66%	$375	1.5%
EBITDA	$668	5.1%	29%	$519	4.0%	$1,143	4.5%	38%	$830	3.2%
Adjusted EBITDA	$880	6.7%	31%	$673	5.1%	$1,519	6.0%	30%	$1,165	4.5%
Non-GAAP earnings from continuing operations attributable to Dell Technologies Inc. per share - diluted	$0.87	N/A	43%	$0.61	N/A	$1.51	N/A	66%	$0.91	N/A

Non-GAAP net revenue, non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income, non-GAAP net income from continuing operations, EBITDA, adjusted EBITDA, and non-GAAP earnings (loss) from continuing operations attributable to Dell Technologies Inc. per share - diluted are not measurements of financial performance prepared in accordance with GAAP. Non-GAAP financial measures as a percentage of revenue are calculated based on non-GAAP net revenue. See "Non-GAAP Financial Measures" for information about these non-GAAP financial measures, including our reasons for including these measures, material limitations with respect to the usefulness of the measures, and a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.

Overview

During the second quarter and first six months of Fiscal 2017, our net revenue and non-GAAP net revenue were relatively unchanged. Client Solutions net revenue represented approximately 70% of our total net revenue for both the second quarter and first six months of Fiscal 2017 and Fiscal 2016.

During the second quarter of Fiscal 2017, our operating income was $0.1 billion, compared to an operating loss of $0.1 billion during the second quarter of Fiscal 2016. During the first six months of Fiscal 2017, our operating loss was $0.1 billion, compared to an operating loss of $0.4 billion during the first six months of Fiscal 2016. Our operating income includes purchase accounting adjustments associated with the going-private transaction, amortization of intangible assets, costs related to acquisition, integration, and divestitures, and other corporate expenses. In aggregate, these items totaled $0.7 billion and $1.4 billion for the second quarter and first six months of Fiscal 2017, respectively. Non-GAAP operating income increased 32% to $0.8 billion during the second quarter of Fiscal 2017, and 34% to $1.3 billion during the first six months of Fiscal 2017. The increases in operating income and non-GAAP operating income were primarily attributable to higher gross margins, partially offset by increases in operating expenses driven by compensation and benefits costs due to increased investment in sales capabilities, marketing costs, and outside services associated with the pending EMC merger transaction.

Cash provided by operating activities was $1.8 billion and $0.7 billion during the first six months of Fiscal 2017 and Fiscal 2016, respectively. The improvement in operating cash flows was primarily attributable to profitability and favorable changes in working capital attributable to extending payment terms with certain suppliers. The terms of our supplier arrangements will continue to evolve as we close the EMC merger transaction and integrate the businesses. See "Market Conditions, Liquidity, and Capital Commitments" for further information on our cash flow metrics.

Net Revenue

During the second quarter of Fiscal 2017, our net revenue increased 1%. Client Solutions and ESG net revenue was relatively unchanged during the second quarter of Fiscal 2017, but net revenue during the current quarter benefited from the lower impact of purchase accounting adjustments related to the going-private transaction. Non-GAAP net revenue during the second quarter of Fiscal 2017 remained relatively unchanged. In comparison, during the first six months of Fiscal 2017, our net revenue and non-GAAP revenue both decreased 1%, primarily as a result of lower commercial revenue in our Client Solutions business.

•
Product Net Revenue — Product net revenue includes revenue from the sale of hardware products and Dell-owned software licenses. During the second quarter of Fiscal 2017, product revenue and non-GAAP product revenue was relatively unchanged. During the first six months of Fiscal 2017, product revenue and non-GAAP product revenue decreased 1%. Client Solutions contributed to most of the decrease in product revenue during the first six months of Fiscal 2017.

•
Services Net Revenue, including software related — Services net revenue, including software related, includes revenue from our services offerings, third-party software revenue, and support services related to Dell-owned software. During the second quarter and the first six months of Fiscal 2017, revenue attributable to these services increased 3% and 2%, respectively, which was primarily attributable to the diminishing negative impact of purchase accounting adjustments. These adjustments were $65 million and $144 million in the second quarter and first six months of Fiscal 2017, respectively, compared to $131 million and $277 million in the second quarter and first six months of Fiscal 2016, respectively. Non-GAAP net revenue attributable to services, including software related, decreased 1% during both the second quarter and first six months of Fiscal 2017.

See "Products and Services Business Units" for further information regarding revenue from our products, services, and software offerings.

From a geographical perspective, net revenue generated by sales to customers in the Americas increased during the second quarter and first six months of Fiscal 2017 primarily due to growth in sales to customers in the United States. Net revenue generated by sales to customers in EMEA and APJ decreased throughout the two regions.

Gross Margin

During the second quarter and first six months of Fiscal 2017, our total gross margin increased 12% to $2.3 billion, and 13% to $4.5 billion, respectively. During the second quarter and first six months of Fiscal 2017, our gross margin percentage increased 180 basis points to 17.8%, and 220 basis points to 17.9%, respectively. During the second quarter and first six months of Fiscal 2017, our total non-GAAP gross margin increased 8% to $2.5 billion and 9% to $4.9 billion, respectively. During the second quarter and first six months of Fiscal 2017 our non-GAAP gross margin percentage increased 140 basis points to 19.1% and 180 basis points to 19.2%, respectively. Our gross margins for the second quarter and first six months of Fiscal 2017 included the effect of $0.2 billion and $0.4 billion, respectively, of purchase accounting adjustments and amortization of intangibles related to the going-private transaction. In comparison these impacts were $0.2 billion and $0.5 billion in the second quarter and first six months of Fiscal 2016.

During the second quarter and first six months of Fiscal 2017, the increase in our total gross margin in dollars and percentages was primarily attributable to improved product gross margins in our Client Solutions business, which benefited from a favorable cost position. We will continue to manage our cost position and pricing discipline in the prevailing demand environment.

•
Products — During the second quarter of Fiscal 2017, product gross margin dollars increased 15% and non-GAAP product gross margin dollars increased 14%. Product gross margin percentage increased 170 basis points to 13.4% during the second quarter of Fiscal 2017, while non-GAAP product gross margin percentage increased 180 basis points to 14.4% during the second quarter of Fiscal 2017.

During the first six months of Fiscal 2017, product gross margin dollars increased 17% and non-GAAP product margin dollars increased 16%. Product gross margin percentage increased 220 basis points to 13.5% during the first six months of Fiscal 2017, while non-GAAP product gross margin percentage increased 230 basis points to 14.6% during the first six months of Fiscal 2017.

The increases in product gross margin and non-GAAP product gross margin in dollars and percentages were attributable to an increase in Client Solutions gross margin.

Subsequent to the second quarter of Fiscal 2017, on August 17, 2016, we entered into a settlement agreement with a vendor to resolve a dispute regarding past pricing practices. Our gross margin for the third quarter of Fiscal 2017 is expected to include a benefit of $88 million related to receipt of this settlement. Vendor settlements are allocated to our segments based on the relative amount of affected vendor products sold by each segment.

•
Services, including software related — During the second quarter of Fiscal 2017, our gross margin dollars for services, including software related, increased 7%, and services gross margin percentage increased 180 basis points to 41.3%. The increase in services gross margin dollars and percentage was primarily attributable to the diminishing negative impact of purchase accounting adjustments, which totaled $67 million in the second quarter of Fiscal 2017, compared to $128 million in the second quarter of Fiscal 2016. Non-GAAP gross margin dollars for services, including software related, decreased 1% during the second quarter of Fiscal 2017, while non-GAAP services gross margin percentage remained unchanged at 43.1%.

During the first six months of Fiscal 2017, our gross margin dollars for services, including software related, increased 7% and services gross margin percentage increased 190 basis points to 40.4%. The increase in services gross margin dollars and percentage was primarily attributable to the diminishing negative impact of purchase accounting adjustments, which totaled $128 million in the second quarter of Fiscal 2017, compared to $274 million in the second quarter of Fiscal 2016. During the first six months of Fiscal 2017, non-GAAP gross margin dollars for services, including software related, decreased 1% and services gross margin percentage decreased 10 basis points to 42.4%.

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

The terms and conditions of our vendor rebate programs are largely based on product volumes and are generally negotiated either at the beginning of the annual or quarterly period, depending on the program. The timing and amount of vendor rebates and other discounts we receive under the programs may vary from period to period, reflecting changes in the competitive environment. We monitor our component costs and seek to address the effects of any changes to terms that might arise under our vendor rebate programs. Our gross margins for the second quarter and first six months of Fiscal 2017 and Fiscal 2016 were not materially affected by any changes to the terms of our vendor rebate programs, as the amounts we received under these programs were generally stable relative to our total net cost. We are not aware of any significant programmatic changes to vendor pricing or rebate programs that may impact our results in the near term.

In addition, we have pursued legal action against certain vendors and are currently involved in negotiations with other vendors regarding their past pricing practices. We have negotiated settlements with some of these vendors and may have additional settlements in future quarters. These settlements are allocated to our segments based on the relative amount of affected vendor products used by each segment. No settlements were recorded in the second quarter or first six months of Fiscal 2017 that would have a material impact on product gross margins in those periods, or affect comparability with product gross margin in the second quarter or first six months of Fiscal 2016.

Operating Expenses

The following table presents information regarding our operating expenses during each of the periods presented:

	Three Months Ended					Six Months Ended
	July 29, 2016			July 31, 2015		July 29, 2016			July 31, 2015
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue
	(in millions, except percentages)
Operating expenses:
Selling, general, and administrative	$2,020	15.5%	5%	$1,932	14.9%	$4,086	16.2%	5%	$3,900	15.3%
Research, development, and engineering	246	1.9%	(2)%	250	1.9%	510	2.0%	1%	505	2.0%
Total operating expenses	$2,266	17.4%	4%	$2,182	16.8%	$4,596	18.2%	4%	$4,405	17.3%

Other Financial Information
Non-GAAP operating expenses	$1,756	13.4%	—%	$1,748	13.3%	$3,600	14.2%	2%	$3,521	13.7%

During both the second quarter and first six months of Fiscal 2017, our total operating expenses increased 4%. During the second quarter of Fiscal 2017 and first six months of Fiscal 2017, we recognized $409 million and $816 million, respectively, in amortization of intangible assets and purchase accounting adjustments related to the going-private transaction. In comparison, during the second quarter and first six months of Fiscal 2016, we recognized $415 million and $831 million, respectively. Excluding these costs as well as other corporate expenses, total non-GAAP operating expenses were relatively unchanged during the second quarter and increased 2% during the first six months of Fiscal 2016.

•
Selling, General, and Administrative — Selling, general, and administrative expenses, or SG&A expenses, increased 5% during both the second quarter and first six months of Fiscal 2017. The increases in SG&A expenses were primarily driven by compensation and benefits costs due to increased investment in sales capabilities, marketing costs, and outside services associated with the pending EMC merger transaction.

•
Research, Development, and Engineering — Research, development, and engineering expenses, or RD&E expenses, are primarily composed of personnel-related expenses related to product development. RD&E expenses were approximately 1.9% of net revenues for both the second quarter of Fiscal 2017 and Fiscal 2016, compared to 2.0% of net revenue for both the first six months of Fiscal 2017 and Fiscal 2016.

We will continue to maintain cost discipline while investing in strategic areas such as our sales force and RD&E.

Operating Income/Loss

During the second quarter of Fiscal 2017, our operating income was $0.1 billion, compared to an operating loss of $0.1 billion during the second quarter of Fiscal 2016. During the first six months of Fiscal 2017, our operating loss was $0.1 billion, compared to an operating loss of $0.4 billion during the first six months of Fiscal 2016. Our operating income includes purchase accounting adjustments associated with the going-private transaction, amortization of intangible assets, costs related to acquisition, integration, and divestitures, as well as other corporate expenses. In aggregate, these items totaled $0.7 billion and $1.4 billion for the second quarter and first six months of Fiscal 2017, respectively. On a non-GAAP basis, operating income increased 32% to $0.8 billion during the second quarter of Fiscal 2017 and 34% to $1.3 billion during the first six months of Fiscal 2017. The increases in operating income and non-GAAP operating income were primarily attributable to higher gross margins, partially offset by increases in operating expenses.

Interest and Other, Net

The following table provides a detailed presentation of interest and other, net for each of the periods presented:

	Three Months Ended		Six Months Ended
	July 29, 2016	July 31, 2015	July 29, 2016	July 31, 2015
	(in millions)
Interest and other, net:
Investment income, primarily interest	$15	$10	$24	$21
Gain (loss) on investments, net	2	—	2	(3)
Interest expense	(352)	(171)	(515)	(349)
Foreign exchange	(13)	(47)	(54)	(47)
Other	(1)	(14)	(25)	(19)
Total interest and other, net	$(349)	$(222)	$(568)	$(397)

During the second quarter of Fiscal 2017, changes in interest and other, net were unfavorable by $127 million, primarily due to an increase in interest expense from higher debt balances in connection with the pending EMC merger transaction. The increase in interest expense was partially offset by a decrease in foreign exchange losses attributable to a decrease in trading costs and certain revaluations of un-hedged foreign currencies. Other expenses included the recognition of a benefit of approximately $5 million representing the fair value adjustment on the common stock purchase agreement with Temasek entered into in connection with the pending EMC merger transaction. See Note 3 of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this report for further information regarding the common stock purchase agreement.

During the first six months of Fiscal 2017, changes in interest and other, net were unfavorable by $171 million when compared to the same period in Fiscal 2016. Overall, this change was attributable to an increase in interest expense, driven by higher debt balances over the period. Other expenses included the recognition of approximately $11 million of expense representing the fair value adjustment on the common stock purchase agreement with Temasek entered into in connection with the pending EMC merger transaction.

Income and Other Taxes

For the second quarter and first six months of Fiscal 2017, the Company's effective income tax rate for continuing operations was 7.7% and -6.5% on pre-tax losses from continuing operations of $286 million and $648 million, respectively. In comparison, for the second quarter and first six months of Fiscal 2016, the Company's effective income tax rates were 10.2% and 9.0% on pre-tax losses from continuing operations of $325 million and $811 million, respectively. The change in the Company's provision for income taxes was primarily attributable to tax charges on previously untaxed earnings of foreign subsidiaries that will no longer be permanently reinvested as a result of the Dell Services and DSG divestitures. These tax charges were $66 million and $201 million for the second quarter and first six months of Fiscal 2017, respectively. Off-setting these tax charges were increased tax benefits from interest expense in the United States for debt related to the EMC merger. See Note 2 and Note 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this report for more information on the divestitures and the EMC merger financing. The income tax rate for future quarters of Fiscal 2017 will be impacted by the actual mix of jurisdictions in which income is generated.
Our effective tax rate can fluctuate depending on the geographic distribution of our world-wide earnings, as our foreign earnings are generally taxed at lower rates than in the United States. In certain jurisdictions, our tax rate is significantly less than the applicable statutory rate as a result of tax holidays. The majority of our foreign income that is subject to these tax holidays and lower tax rates is attributable to Singapore, China, and Malaysia. A significant portion of these income tax benefits is related to a tax holiday that will expire on December 31, 2016. We have negotiated new terms for the affected subsidiary, which provides for a reduced income tax rate and will be effective for a two-year bridge period expiring in January 2019. Our other tax holidays will expire in whole or in part during Fiscal 2019 through Fiscal 2023. Many of these tax holidays and reduced tax rates may be extended when certain conditions are met or may be terminated early if certain conditions are not met. The differences between our effective tax rate and the U.S. federal statutory rate of 35% principally resulted from the geographical distribution of taxable income discussed above and permanent differences between the book and tax treatment of certain items.  We continue to assess our business model and its impact in various taxing jurisdictions.
For further discussion regarding tax matters, including the status of income tax audits, see Note 10 of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this report.

Net Income/Loss

During the second quarter and first six months of Fiscal 2017, net loss from continuing operations decreased 10% to a net loss of $264 million and 7% to a net loss of $690 million, respectively. The changes in net income/loss for the second quarter and first six months of Fiscal 2017 were primarily attributable to an increase in operating income, which was offset by an increase in interest and other, net, expense due to higher interest from new debt issued during the second quarter in connection with the pending EMC merger transaction. For the first six months of Fiscal 2017, an increase in tax expense also partially offset higher operating income over the period. See Note 10 of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this report for more information regarding our effective tax rate.

Net loss for the second quarter and first six months of Fiscal 2017 included amortization of intangible assets, purchase accounting adjustments, costs related to acquisition, integration, and divestitures, and other corporate expenses. Excluding these costs, during the second quarter and first six months of Fiscal 2017, non-GAAP net income from continuing operations increased 43% to $360 million, and 66% to $622 million, respectively. The changes in non-GAAP net income/loss for the second quarter and first six months of Fiscal 2017 were primarily attributable to an increase in operating income, which was offset by an increase in interest and other, net, expense due to higher interest from new debt issued during the second quarter in connection with the pending EMC merger transaction.

Net Income/Loss Attributable to Dell Technologies Inc.

Net income/loss attributable to Dell Technologies Inc. represents net income/loss from continuing operations, plus the reduction of net income/loss attributable to non-controlling interest. During the second quarter and first six months of Fiscal 2017, the net loss attributable to the non-controlling interest in SecureWorks was $1 million. During the second quarter and first six months of Fiscal 2016, Dell Technologies did not have any non-controlling interests. For more information about our non-controlling interest see Note 12 of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this report.

Product and Services Business Unit Results

The Company's reportable segments are based on the following product and services business units: Client Solutions and Enterprise Solutions Group, or ESG. A description of our two business units is provided under "Introduction." See Note 15 of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this report for a reconciliation of net revenue by reportable segment to consolidated net revenue.

Client Solutions:

The following table presents net revenue and operating income attributable to Client Solutions for the respective periods:

	Three Months Ended			Six Months Ended
	July 29, 2016	% Change	July 31, 2015	July 29, 2016	% Change	July 31, 2015
	(in millions, except percentages)
Net Revenue (a):
Commercial	$6,798	(2)%	$6,913	$12,943	(3)%	$13,341
Consumer	2,422	4%	2,322	4,848	2%	4,763
Total Client Solutions net revenue	$9,220	—%	$9,235	$17,791	(2)%	$18,104

Operating Income:
Client Solutions operating income	$484	50%	$323	$869	60%	$542
% of segment net revenue	5.2%		3.5%	4.9%		3.0%
____________________

(a)
In the first quarter of Fiscal 2017, we redefined the categories within the Client Solutions business unit. None of these changes impacted our consolidated or total business unit results. Prior period amounts have been recast to provide comparability.

Net Revenue — During the second quarter of Fiscal 2017, Client Solutions net revenue was relatively unchanged as the decrease in commercial net revenue was offset by the increase in consumer net revenue. The decrease in commercial net revenue was primarily attributable to a decline in demand for desktops and an overall decrease in average selling prices. The increase in consumer net revenue was driven by an increase in notebook units sold, partially offset by an overall decrease in average selling prices. Both commercial and consumer experienced an overall decline in average selling prices as we strategically managed our pricing position given the favorable cost environment.

From a geographical perspective, net revenue attributable to Client Solutions decreased in EMEA and APJ during the second quarter of Fiscal 2017, mostly offset by an increase in net revenue in the Americas.

During the first six months of Fiscal 2017, Client Solutions net revenue decreased 2%. The decrease in commercial net revenue was partially offset by the increase in consumer. The decrease in commercial net revenue was attributable to an overall decrease in average selling prices, while demand was relatively unchanged. The increase in consumer net revenue was primarily driven by an increase in notebook units sold, partially offset by an overall decrease in average selling prices. Both commercial and consumer experienced an overall decline in average selling prices as we strategically managed our pricing position given the favorable cost environment.

From a geographical perspective, net revenue attributable to Client Solutions decreased in EMEA and APJ during the first six months of Fiscal 2017, partially offset by an increase in net revenue in the Americas.

Operating Income — During the second quarter of Fiscal 2017, operating income as a percentage of net revenue attributable to Client Solutions increased 170 basis points to 5.2%. This increase was primarily driven by an increase in our gross margin percentage, which was principally the result of a favorable cost position.

During the first six month of Fiscal 2017, operating income as a percentage of net revenue attributable to Client Solutions increased 190 basis points to 4.9%. This increase was driven by an improvement in our gross margin percentage, offset partially by an increase in our operating expense percentage. The improvement in our gross margin percentage was primarily a result of a favorable cost position, partially offset by a decline in net revenue due to a decrease in average selling prices. Operating expenses as a percentage of net revenue increased over the period as a result of investments in our sales force.

Enterprise Solutions Group:

The following table presents net revenue and operating income attributable to ESG for the respective periods:

	Three Months Ended			Six Months Ended
	July 29, 2016	% Change	July 31, 2015	July 29, 2016	% Change	July 31, 2015
	(in millions, except percentages)
Net Revenue:
Servers and networking	$3,237	1%	$3,212	$6,312	(1)%	$6,364
Storage	542	(3)%	557	1,080	(2)%	1,107
Total ESG net revenue	$3,779	—%	$3,769	$7,392	(1)%	$7,471

Operating Income:
ESG operating income	$300	7%	$280	$492	(5)%	$519
% of segment net revenue	7.9%		7.4%	6.7%		6.9%

Net Revenue — During the second quarter of Fiscal 2017, ESG net revenue was relatively unchanged as the increase in net revenue from servers and networking was mostly offset by a decrease in net revenue from storage. The increase in revenue from servers and networking was attributable to an increase in revenue from the sale of cloud servers and other cloud products, which was mostly offset by a decline in net revenue from PowerEdge servers due to lower volume. The impact of lower volume of PowerEdge sales was partially mitigated by an increase in average selling prices due to a shift to products with richer configurations. For the second quarter of Fiscal 2017, net revenue from storage decreased 3%.

During the first six months of Fiscal 2017, the overall decline in ESG net revenue of 1% was primarily attributable to declines in PowerEdge units sold, partially mitigated by an increase in average selling prices due to a shift to products with richer configurations. In servers and networking, the decline in revenue from sales of PowerEdge units was largely offset by revenue from sale of cloud servers and other cloud products. For the first six months of Fiscal 2017, net revenue from storage also decreased 2%.

From a geographical perspective, during the second quarter of Fiscal 2017, ESG net revenue increased in the Americas, mostly offset by decreases in net revenue in EMEA and APJ. During the first six months of Fiscal 2017, ESG net revenue decreased in EMEA, while revenue from the Americas and APJ remained relatively unchanged.

Operating Income — During the second quarter of Fiscal 2017, ESG operating income as a percentage of net revenue increased 50 basis points to 7.9%. The increase in ESG operating income percentage was primarily driven by a decrease in operating expense percentage, as we continued to improve our operational efficiency in this business.

During the first six months of Fiscal 2017, ESG operating income as a percentage of net revenue decreased 20 basis points to 6.7%. The decrease in ESG operating income percentage was driven by an increase in operating expense percentage primarily due to higher sales and marketing costs, particularly sponsorship of an annual marketing event in the first quarter of Fiscal 2017. The increase in operating expense was partially offset by improvement in gross margin percentage, which was principally the result of a favorable cost position.

Accounts Receivable

We sell products and services directly to customers and through a variety of sales channels, including retail distribution. Our accounts receivable, net, was $5.3 billion and $4.8 billion as of July 29, 2016 and January 29, 2016, respectively. We maintain an allowance for doubtful accounts to cover receivables that may be deemed uncollectible. The allowance for losses is based on a provision for accounts that are collectively evaluated based on historical bad debt experience as well as specific identifiable customer accounts that are deemed at risk. As of July 29, 2016 and January 29, 2016, the allowance for doubtful accounts was $39 million and $36 million, respectively. Based on our assessment, we believe that we are adequately reserved for expected credit losses. We monitor the aging of our accounts receivable and continue to take actions to reduce our exposure to credit losses.

Dell Financial Services and Financing Receivables

Dell Financial Services, referred to as DFS, offers a wide range of financial services, including originating, collecting, and servicing customer receivables primarily related to the purchase of Dell products. In some cases, we originate financing activities for our commercial customers related to the purchase of third-party technology products that complement our portfolio of products and services. New financing originations, which represent the amounts of financing provided by DFS to customers for equipment and related software and services, including third-party originations, were $1.0 billion for both the second quarter of Fiscal 2017 and Fiscal 2016, and $1.9 billion for both the first six months of Fiscal 2017 and Fiscal 2016. As of both July 29, 2016 and January 29, 2016, our financing receivables, net were $5.1 billion.

We have securitization programs to fund revolving loans and fixed-term leases and loans through consolidated special purpose entities, referred to as SPEs, which we account for as secured borrowings. We transfer certain U.S. customer financing receivables to these SPEs, whose purpose is to facilitate the funding of customer receivables through financing arrangements with multi-seller conduits that issue asset-backed debt securities in the capital markets and to private investors. During both the second quarters of Fiscal 2017 and Fiscal 2016, we transferred $0.8 billion to these SPEs and during the first six months of Fiscal 2017 and Fiscal 2016, we transferred $1.4 billion and $1.8 billion, respectively. The structured financing debt related to all of our securitization programs included as secured borrowing was $2.9 billion and $2.8 billion as of July 29, 2016 and January 29, 2016, respectively. In addition, the carrying amount of the corresponding financing receivables was $3.3 billion as of both July 29, 2016 and January 29, 2016.
We maintain an allowance to cover expected financing receivable credit losses and evaluate credit loss expectations based on our total portfolio. For the second quarter of Fiscal 2017 and Fiscal 2016, the principal charge-off rate for our total portfolio was 2.0% and 2.7%, respectively. For the first six months of Fiscal 2017 and Fiscal 2016, the principal charge-off rate for our total portfolio was 2.1% and 2.7%, respectively. The credit quality of our financing receivables has improved in recent years due to an overall improvement in the credit environment and as the mix of high-quality commercial accounts in our portfolio has increased. The allowance for losses is determined based on various factors, including historical and anticipated experience, past due receivables, receivable type, and customer risk profile. At July 29, 2016 and January 29, 2016, the allowance for financing receivable losses was $156 million and $176 million, respectively. In general, the loss rates on our financing receivables have improved over the periods presented.  We expect relatively stable loss rates in future periods, with movements in these rates being primarily driven by seasonality and a continued shift in portfolio composition to lower risk commercial assets. We continue to monitor broader economic indicators and their potential impact on future loss performance. We have an extensive process to manage our exposure to customer credit risk, including active management of credit lines and our collection activities. We also sell selected fixed-term financing receivables to unrelated third parties on a periodic basis, primarily to manage certain concentrations of customer credit exposure.  Based on our assessment of the customer financing receivables, we believe that we are adequately reserved.
See Note 4 of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this report for additional information about our financing receivables and the associated allowance.

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

We use derivative instruments to hedge certain foreign currency exposures. We use forward contracts and purchased options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted transactions denominated in currencies other than the U.S. dollar.  In addition, we primarily use forward contracts and may use purchased options to hedge monetary assets and liabilities denominated in a foreign currency.  See Note 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this report for more information about our use of derivative instruments.

The impact on our Unaudited Condensed Consolidated Financial Statements included in this report of any credit adjustments related to our use of counterparties has been immaterial.

Liquidity and Capital Resources

To support our ongoing business operations, we rely on operating cash flows as our primary source of liquidity. We monitor the efficiency of our balance sheet to ensure that we have adequate liquidity to support our strategic initiatives. In addition to internally generated cash, we have access to other capital sources to finance our strategic initiatives and fund growth in our financing operations, as evidenced by our actions to raise capital for the EMC merger transaction. We have undertaken strategic divestitures and intend to use the net proceeds from those divestitures to pay down the EMC merger financing. As of July 29, 2016, we had $7.2 billion of total cash and cash equivalents, a majority of which was held outside of the United States. Our strategy is to deploy capital from any potential source, whether internally generated cash or debt, depending on the adequacy and availability of that source of capital and whether it can be accessed in a cost-effective manner. We expect to make available at least $2.95 billion of cash on hand to be utilized to consummate the EMC merger, which may result in a need to repatriate cash from foreign jurisdictions. We do not expect to incur material tax or other costs as a result of any such repatriation.

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

The following table summarizes our cash and cash equivalents as well as our available borrowings as of July 29, 2016 and January 29, 2016:

	July 29, 2016	January 29, 2016
	(in millions)
Cash and cash equivalents, and available borrowings:
Cash and cash equivalents	$7,226	$6,322
Remaining available borrowings under the asset-backed credit line ("ABL Credit Facility")	1,381	1,676
Total cash, cash equivalents, and available borrowings	$8,607	$7,998

The maximum aggregate borrowings under the ABL Credit Facility are approximately $2.0 billion. Borrowings under the ABL Credit Facility are subject to a borrowing base, which consists of certain receivables and inventory. Available borrowings under the ABL Credit Facility are reduced by draws on the facility as well as outstanding letters of credit. As of July 29, 2016, there were no draws on the facility and, after taking into account outstanding letters of credit, our available capacity totaled $1.4 billion.

We believe that our current cash and cash equivalents, along with cash that will be provided by future operations and borrowings expected to be available under the ABL Credit Facility, will be sufficient over at least the next twelve months to fund our operations, capital expenditures, debt service requirements, as well as payments for shares subject to the appraisal proceedings and any tax audit settlements described in Note 9 and Note 10, respectively, of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this report. We also believe that we will have sufficient cash to fund the closing of the pending EMC merger transaction.

Debt

The following table summarizes our outstanding debt as of July 29, 2016 and January 29, 2016:

	July 29, 2016	January 29, 2016
	(in millions)
Outstanding Debt:
Term loan facilities and Senior First Lien Notes	$7,444	$7,623
Unsecured notes and debentures issued prior to going-private transaction	2,453	2,853
Structured financing debt	3,488	3,411
First Lien Notes issued for EMC merger financing	20,000	—
Senior Unsecured Notes issued for EMC merger financing	3,250	—
Other	58	93
Total debt, principal amount	36,693	13,980
Carrying value adjustments	(357)	(349)
Total debt, carrying value	$36,336	$13,631

To finance the going-private transaction, we issued $13.9 billion in debt, which included borrowings under our Term Loan Facilities and the ABL Credit Facility, proceeds from the sale of Senior First Lien Notes and other notes, and borrowings under structured financing debt programs. See Note 1 and Note 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this report for more information on the going-private transaction and our outstanding borrowings.

During the first six months of Fiscal 2017, we repaid $0.6 billion of debt, which primarily consisted of $0.4 billion of maturing Unsecured Notes and Debentures and $0.2 billion of Term Loan facilities. Further, during June 2016, we issued $23.25 billion of debt in connection with the pending EMC merger transaction, which included proceeds from the sale of the First Lien Notes and Senior Unsecured Notes.

Under the terms of the agreements relating to the issuance of the First Lien Notes and Senior Unsecured Notes, the proceeds of the offerings were deposited into escrow, with such proceeds to be released to finance the consummation of the EMC merger subject to the satisfaction of customary conditions. The net proceeds held in escrow from the private offerings of the First Lien Notes and Senior Unsecured Notes were included in restricted cash in the Condensed Consolidated Statements of Financial Position as of July 29, 2016, and such proceeds will be held as restricted cash until the completion of the EMC merger. The receipt of the net proceeds is not reflected in the Condensed Consolidated Statements of Cash Flows, given that the proceeds were required to be deposited directly into escrow rather than through the Company's unrestricted cash accounts.

Upon the close of the EMC merger, we intend to repay approximately $7.7 billion principal amount of existing Dell Technologies debt. Further, we intend to incur approximately $22.6 billion of incremental borrowings through new term loan facilities, a revolving credit facility, bridge facilities, and margin financing. Additionally, we will incur approximately $5.5 billion of incremental borrowings through existing EMC debt. We will maintain our securitization programs to fund revolving loans and fixed-term leases and loans through SPEs.

Our requirements for cash to pay principal and interest are expected to increase significantly due to the incremental borrowings that will be required to finance the EMC merger transaction, and we expect the increased cash flows from the combined businesses will be sufficient to meet these requirements. After the closing of the EMC merger, we may, at our sole discretion, purchase, redeem, prepay, refinance, or otherwise retire our outstanding indebtedness under the terms of such indebtedness, in open market or negotiated transactions with the holders of such indebtedness, or otherwise.

We balance the use of our securitization programs with working capital and other sources of liquidity to fund growth in our global financial services business. Of the $36.7 billion in outstanding principal debt as of July 29, 2016, $4.5 billion, which includes $3.5 billion in structured financing debt, is used to fund this business.

Cash Flows

The following table contains a summary of our Unaudited Condensed Consolidated Statements of Cash Flows for the respective periods:

	Six months ended
	July 29, 2016	July 31, 2015
	(in millions)
Net change in cash from:
Operating activities	$1,815	$732
Investing activities	(221)	(113)
Financing activities	(849)	327
Effect of exchange rate changes on cash and cash equivalents	52	(50)
Change in cash and cash equivalents	$797	$896

Operating Activities — Cash provided by operating activities was $1.8 billion and $0.7 billion for the first six months of Fiscal 2017 and Fiscal 2016, respectively. The improvement in operating cash flows was primarily due to profitability and favorable changes in working capital, particularly with respect to an increase in accounts payable as a result of extending payment terms with certain suppliers. The terms of our supplier arrangements will continue to evolve as we close the EMC merger transaction and integrate the businesses.

Investing Activities — Investing activities primarily consist of capital expenditures for property, plant, and equipment, collections on purchased financing receivables, and proceeds from sale of facilities, land and other assets. Cash used in investing activities was $221 million and $113 million during the first six months of Fiscal 2017 Fiscal 2016, respectively, which included $62 million and $56 million, respectively, in capital expenditures attributable to discontinued operations

Financing Activities — Financing activities primarily consist of the proceeds and repayments of debt. During the first six months of Fiscal 2017, cash used in financing activities was $0.8 billion, primarily due to repayments of $0.4 billion in maturing Unsecured Notes and Debentures and $0.2 billion in Term Loan facilities and related foreign currency derivative settlements. Also during the first six months of Fiscal 2017, we paid $0.4 billion in dissenting shares obligation related to appraisal litigation from the going-private transaction. See Note 9 of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this report for more information about the appraisal shares litigation. In comparison, during the first six months of Fiscal 2016, cash provided by financing activities was $0.3 billion as we issued approximately $0.6 billion, net, in additional structured financing debt and repaid $0.3 billion, net, in Term Loan Facilities and related foreign currency derivative settlements.

See Note 4 of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this report for more information about our securitization programs, and Note 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this report for more information about our debt.

Key Performance Metrics

We derived the components of our cash conversion cycle for the periods presented using balances and results of operations which include Dell Services and Dell Software Group. We will continue to evaluate and present our cash conversion cycle inclusive of Dell Services and Dell Software Group until we complete the divestitures.
The following table presents the components of our cash conversion cycle for the periods presented:

	Three months ended
	July 29, 2016	July 31, 2015
Days of sales outstanding (a)	42	43
Days of supply in inventory (b)	12	12
Days in accounts payable (c)	(114)	(106)
Cash conversion cycle (d)	(60)	(51)
__________________

(a)
Days of sales outstanding, referred to as DSO, calculates the average collection period of our receivables. DSO is based on the ending net trade receivables, adjusted to include accounts receivable, net classified as held for sale, and the most recent quarterly non-GAAP net revenue, adjusted to include discontinued operations, for each period. DSO also includes the effect of product costs related to customer shipments not yet recognized as revenue that are classified in other current assets. DSO is calculated by adding accounts receivable, net of allowance for doubtful accounts, and customer shipments in transit and dividing that sum by average non-GAAP net revenue per day for the current quarter (90 days for all fiscal quarters presented herein). At July 29, 2016, DSO and days of customer shipments not yet recognized were 38 and 4 days, respectively. At July 31, 2015, DSO and days of customer shipments not yet recognized were 39 and 4 days, respectively.

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

The tables below provide reconciliations of each non-GAAP financial measure to its most directly comparable GAAP financial measure used in calculating the DSO, DSI and DPO metrics:

	Three months ended
	July 29, 2016	July 31, 2015
	(in millions)
Net revenue	$13,050	$12,975
Non-GAAP adjustments:
Impact of purchase accounting	65	123
Non-GAAP net revenue	13,115	13,098
Net revenue attributable to discontinued operations	1,015	1,024
Impact of purchase accounting attributable to discontinued operations	—	12
Non-GAAP net revenue, adjusted to include discontinued operations	$14,130	$14,134

Cost of goods sold	$10,721	$10,896
Non-GAAP adjustments:
Impact of purchase accounting	(14)	(11)
Amortization of intangibles	(101)	(98)
Other corporate expenses	—	(6)
Non-GAAP cost of goods sold	10,606	10,781
Cost of goods sold attributable to discontinued operations	621	635
Impact of purchase accounting attributable to discontinued operations	—	12
Impact of amortization of intangibles attributable to discontinued operations	(12)	(23)
Other corporate expenses attributable to discontinued operations	25	3
Non-GAAP cost of goods sold, adjusted to include discontinued operations	$11,240	$11,408

	July 29, 2016	July 31, 2015
	(in millions)
Accounts receivable, net	$5,257
Accounts receivable, net classified as held for sale	698
Accounts receivable, net, adjusted to included accounts receivable held for sale	$5,955	$6,096

Accounts payable	14,050
Accounts payable, net classified as held for sale	167
Accounts payable, net, adjusted to included accounts receivable held for sale	$14,217	$13,450

For the three months ended July 29, 2016, changes in our cash conversion cycle were favorable by nine days when compared to the three months ended July 31, 2015. This was driven by an eight day increase in DPO primarily attributable to extending payment terms with certain suppliers. The terms of our supplier arrangements will continue to evolve as we close the EMC merger transaction and integrate the businesses. DSO decreased by one day primarily driven by improved collections performance. We believe our business model allows us to maintain an efficient cash conversion cycle, which compares favorably with that of others in our industry.

Capital Commitments

Capital Expenditures — During the first six months of Fiscal 2017 and Fiscal 2016, we spent $235 million and $230 million, respectively, on property, plant, and equipment, which included $62 million and $56 million, respectively, attributable to discontinued operations. These expenditures were primarily incurred in connection with our global expansion efforts and infrastructure investments made to support future growth. Product demand, product mix, and the increased use of contract manufacturers, as well as ongoing investments in operating and information technology infrastructure, influence the level and prioritization of our capital expenditures. Aggregate capital expenditures for Fiscal 2017, which will be primarily related to infrastructure investments and strategic initiatives, are currently expected to total approximately $0.5 billion.

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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Dell Technologies is exposed to a variety of risks, including foreign currency exchange rate fluctuations and changes in the market value of investments. In the normal course of business, Dell Technologies employs established policies and procedures to manage these risks.
Foreign Currency Risk

During the second quarter and first six months of Fiscal 2017, the principal foreign currencies in which Dell Technologies transacted business were the Euro, Chinese Renminbi, Japanese Yen, British Pound, Canadian Dollar, and Australian Dollar. The objective of Dell Technologies in managing its exposures to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations associated with foreign currency exchange rate changes on earnings and cash flows. Accordingly, Dell Technologies utilizes foreign currency option contracts and forward contracts to hedge its exposure on forecasted transactions and firm commitments for certain currencies. Dell Technologies monitors its foreign currency exchange exposures to ensure the overall effectiveness of its foreign currency hedge positions. However, there can be no assurance that the foreign currency hedging activities will continue to substantially offset the impact of fluctuations in currency exchange rates on the results of operations and financial position in the future.
As of July 29, 2016, based on the outstanding foreign currency hedge instruments of Dell Technologies, which include designated and non-designated instruments, there was a maximum potential one-day loss at a 95% confidence level in fair value of approximately $19 million using a Value-at-Risk, referred to as VAR, model. By using market implied rates and incorporating volatility and correlation among the currencies of a portfolio, the VAR model simulates 10,000 randomly generated market prices and calculates the difference between the fifth percentile and the average as the Value-at-Risk. The VAR model is a risk estimation tool and is not intended to represent actual losses in fair value that will be incurred. Additionally, as Dell Technologies utilizes foreign currency instruments for hedging forecasted and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure.
Interest Rate Risk

Dell Technologies is exposed to interest rate risk related to its debt and investment portfolios and financing receivables. Dell Technologies mitigates the risk related to its structured financing debt through the use of interest rate swaps to hedge the variability in cash flows related to the interest rate payments on such debt. Based on the variable rate debt portfolio outstanding as of July 29, 2016, a 100 basis point increase in interest rates would have resulted in an increase of approximately $58 million in annual interest expense.
Dell Technologies mitigates the risks related to its investment portfolio by investing primarily in high-quality credit securities, limiting the amount that can be invested in any single issuer and investing in short-to-intermediate-term investments. Due to the nature of our investment portfolio as of July 29, 2016, a 100 basis point increase or decrease in interest rates would not have had a material impact on the fair value of this portfolio.

ITEM 4 — CONTROLS AND PROCEDURES
This report includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 under the Securities Exchange Act of 1934, or Exchange Act. See Exhibits 31.1 and 31.2 to this report. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.

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
In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 29, 2016. Based on that evaluation, our management has concluded that our disclosure controls and procedures were effective as of July 29, 2016.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the second quarter of Fiscal 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS
The information required by this item is incorporated herein by reference to the information set forth under the caption “Legal Matters” in Note 9 of the Notes to the Unaudited Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements.”

On August 25, 2016, we changed our name from Denali Holding Inc., or Denali, to Dell Technologies Inc. Additional information on our commitments and contingencies can be found in "Denali Financial Statements" for our fiscal year ended January 29, 2016 included in the proxy statement/prospectus dated June 6, 2016, or Form S-4 proxy statement/prospectus, forming part of our registration statement on Form S-4 (Registration No. 333-208524) filed with the SEC.

ITEM 1A — RISK FACTORS

In addition to the other information set forth in this report, the factors described in the section titled "Risk Factors — Risk Factors Relating to Denali, Dell and EMC — Risk Factors Relating to Denali and Dell" of the Form S-4 proxy statement/prospectus could materially affect our business, financial condition, or operating results. The risks described in the Form S-4 proxy statement/prospectus are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that may also materially adversely affect our business, financial condition, or operating results.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities

From January 30, 2016 through July 29, 2016, we issued to certain employees an aggregate of 131,793 shares of our Series C common stock at per share purchase prices ranging from $2.91 to $22.65 pursuant to exercises of stock options granted under our 2013 Stock Incentive Plan and Dell Inc.’s Amended and Restated 2002 Long-Term Incentive Plan.  The foregoing transactions were effected in reliance on the exemption from the registration requirements of the Securities Act of 1933 afforded by Rule 701 thereunder as transactions pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule.

ITEM 6 — EXHIBITS

Exhibits — See Index to Exhibits below following the signature page to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELL TECHNOLOGIES INC.

By:	/s/ MAYA MCREYNOLDS
Maya McReynolds
Vice President, Corporate Finance and
Chief Accounting Officer
(On behalf of registrant and as principal accounting officer)

Date: September 6, 2016

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
2.1
Agreement and Plan of Merger, dated as of October 12, 2015, as amended by the First Amendment to Agreement and Plan of Merger, dated as of May 16, 2016, among Dell Technologies Inc. (the “Company”), Dell Inc., Universal Acquisition Co. and EMC Corporation. Incorporated by reference to Annex A to the proxy statement/prospectus forming part of the Company’s Registration Statement on Form S-4 (Registration No. 333-208524) (the “2016 Form S-4”) filed with the Securities and Exchange Commission (the “Commission”) on June 6, 2016.

4.1
Base Indenture, dated as of June 1, 2016, among Diamond 1 Finance Corporation and Diamond 2 Finance Corporation, as issuers, and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent. Incorporated by reference to Exhibit 4.14 of Amendment No. 6 to the Company’s 2016 Form S-4 filed with the Commission on June 3, 2016.

4.2
2019 Notes Supplemental Indenture No. 1, dated June 1, 2016, among Diamond 1 Finance Corporation, Diamond 2 Finance Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent. Incorporated by reference to Exhibit 4.15 of Amendment No. 6 to the Company’s 2016 Form S-4 filed with the Commission on June 3, 2016.

4.3	Form of Global Note for 3.480% First Lien Notes due 2019 (contained in Exhibit 4.2).
4.4
2021 Notes Supplemental Indenture No. 1, dated June 1, 2016, among Diamond 1 Finance Corporation, Diamond 2 Finance Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent. Incorporated by reference to Exhibit 4.17 of Amendment No. 6 to the Company’s 2016 Form S-4 filed with the Commission on June 3, 2016.

4.5	Form of Global Note for 4.420% First Lien Notes due 2021 (contained in Exhibit 4.4).
4.6
2023 Notes Supplemental Indenture No. 1, dated June 1, 2016, among Diamond 1 Finance Corporation, Diamond 2 Finance Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent. Incorporated by reference to Exhibit 4.19 of Amendment No. 6 to the Company’s 2016 Form S-4 filed with the Commission on June 3, 2016.

4.7	Form of Global Note for 5.450% First Lien Notes due 2023 (contained in Exhibit 4.6).
4.8
2026 Notes Supplemental Indenture No. 1, dated June 1, 2016, among Diamond 1 Finance Corporation, Diamond 2 Finance Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent. Incorporated by reference to Exhibit 4.21 of Amendment No. 6 to the Company’s 2016 Form S-4 filed with the Commission on June 3, 2016.

4.9	Form of Global Note for 6.020% First Lien Notes due 2026 (contained in Exhibit 4.8).
4.10
2036 Notes Supplemental Indenture No. 1, dated June 1, 2016, among Diamond 1 Finance Corporation, Diamond 2 Finance Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent. Incorporated by reference to Exhibit 4.23 of Amendment No. 6 to the Company’s 2016 Form S-4 filed with the Commission on June 3, 2016.

4.11	Form of Global Note for 8.100% First Lien Notes due 2036 (contained in Exhibit 4.10).
4.12
2046 Notes Supplemental Indenture No. 1, dated June 1, 2016, among Diamond 1 Finance Corporation, Diamond 2 Finance Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent. Incorporated by reference to Exhibit 4.25 of Amendment No. 6 to the Company’s 2016 Form S-4 filed with the Commission on June 3, 2016.

4.13	Form of Global Note for 8.350% First Lien Notes due 2046 (contained in Exhibit 4.12).
4.14
Base Indenture, dated as of June 22, 2016, among Diamond 1 Finance Corporation and Diamond 2 Finance Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee. Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8‑K filed with the Commission on June 22, 2016 (Commission File No. 333-208524).

4.15
2021 Notes Supplemental Indenture No. 1, dated June 22, 2016, among Diamond 1 Finance Corporation and Diamond 2 Finance Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee. Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Commission on June 22, 2016 (Commission File No. 333-208524).

4.16	Form of Global Note for 5.875% Senior Notes due 2021 (contained in Exhibit 4.15).
4.17
2024 Notes Supplemental Indenture No. 1, dated June 22, 2016, among Diamond 1 Finance Corporation and Diamond 2 Finance Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee. Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the Commission on June 22, 2016 (Commission File No. 333-208524).

4.18	Form of Global Note for 7.125% Senior Notes due 2024 (contained in Exhibit 4.17).

10.1
Third Amended and Restated Facilities Commitment Letter, dated May 27, 2016, among the Company, Denali Intermediate Inc., Dell Inc. and the commitment parties party thereto. Incorporated by reference to Exhibit 10.18 of Amendment No. 6 to the Company’s 2016 Form S-4 filed with the Commission on June 3, 2016.

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