Form 10-Q
period 2016-10-28
Dell Technologies Inc
filed 2016-12-09
CIK 1571996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2016
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-37867

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of December 5, 2016, there were 784,615,686 shares of the registrant's common stock outstanding, consisting of 216,122,097 outstanding shares of Class V Common Stock, 409,905,538 outstanding shares of Class A Common Stock, 136,986,858 outstanding shares of Class B Common Stock, and 21,601,193 outstanding shares of Class C Common Stock.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “may,” “will,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “aim,” “seek” and similar expressions as they relate to us or our management are intended to identify these forward-looking statements. All statements by us regarding our expected financial position, revenues, cash flows and other operating results, business strategy, legal proceedings, and similar matters are forward-looking statements. Our expectations expressed or implied in these forward-looking statements may not turn out to be correct. Our results could be materially different from our expectations because of various risks, including the risks described in this report, in the sections titled “Risk Factors - Risk Factors Relating to the Combined Company” and “Risk Factors — Risk Factors Relating to Denali, Dell and EMC — Risk Factors Relating to Denali and Dell” of the proxy statement/prospectus dated June 6, 2016 forming part of our registration statement on Form S-4 (Registration No. 333-208524), and in our periodic and current reports filed with the Securities and Exchange Commission. Any forward-looking statement speaks only as of the date as of which such statement is made, and, except as required by law, we undertake no obligation to update any forward-looking statement after the date as of which such statement was made, whether to reflect changes in circumstances or our expectations, the occurrence of unanticipated events, or otherwise.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS
DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in millions; unaudited)

	October 28, 2016	January 29, 2016
ASSETS
Current assets:
Cash and cash equivalents	$8,822	$6,322
Short-term investments	1,857	—
Accounts receivable, net	8,830	4,887
Short-term financing receivables, net	3,049	2,915
Inventories, net	3,504	1,619
Other current assets	4,441	3,497
Current assets held for sale	5,904	4,333
Total current assets	36,407	23,573
Property, plant, and equipment, net	5,805	1,649
Long-term investments	4,285	114
Long-term financing receivables, net	2,390	2,177
Goodwill	38,840	8,406
Intangible assets, net	36,571	8,577
Other non-current assets	1,334	626
Total assets	$125,632	$45,122
LIABILITIES, REDEEMABLE SHARES, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$8,388	$2,981
Accounts payable	14,644	12,881
Accrued and other	7,445	4,217
Short-term deferred revenue	9,215	3,632
Current liabilities held for sale	1,677	1,599
Total current liabilities	41,369	25,310
Long-term debt (Note 8)	47,284	10,650
Long-term deferred revenue	7,907	4,089
Other non-current liabilities	9,066	3,501
Total liabilities	105,626	43,550
Commitments and contingencies (Note 12)
Redeemable shares	187	106
Stockholders' equity:
Common stock and capital in excess of $.01 par value (Note 17)	19,925	5,727
Treasury stock at cost	(175)	—
Accumulated deficit	(5,366)	(3,937)
Accumulated other comprehensive loss	(504)	(324)
Total Dell Technologies Inc. stockholders’ equity	13,880	1,466
Non-controlling interests	5,939	—
Total stockholders' equity	19,819	1,466
Total liabilities, redeemable shares, and stockholders' equity	$125,632	$45,122
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended
	October 28, 2016	October 30, 2015	October 28, 2016	October 30, 2015
Net revenue:
Products	$12,366	$10,638	$33,510	$32,100
Services	3,881	2,036	8,058	6,132
Total net revenue	16,247	12,674	41,568	38,232
Cost of net revenue:
Products	10,562	9,328	28,856	28,355
Services	1,786	1,214	4,284	3,744
Total cost of net revenue	12,348	10,542	33,140	32,099
Gross margin	3,899	2,132	8,428	6,133
Operating expenses:
Selling, general, and administrative	4,556	1,943	8,647	5,849
Research and development	855	267	1,365	772
Total operating expenses	5,411	2,210	10,012	6,621
Operating loss	(1,512)	(78)	(1,584)	(488)
Interest and other, net	(794)	(203)	(1,362)	(600)
Loss from continuing operations before income taxes	(2,306)	(281)	(2,946)	(1,088)
Income tax benefit	(669)	(17)	(623)	(88)
Net loss from continuing operations	(1,637)	(264)	(2,323)	(1,000)
Income (loss) from discontinued operations, net of income taxes	(438)	84	875	51
Net loss	(2,075)	(180)	(1,448)	(949)
Less: Net loss attributable to non-controlling interests	(11)	—	(12)	—
Net loss attributable to Dell Technologies Inc.	$(2,064)	$(180)	$(1,436)	$(949)

Earnings (loss) per share attributable to Dell Technologies Inc. - basic:
Continuing operations - Class V Common Stock - basic	$0.79	$—	$0.79	$—
Continuing operations - DHI Group - basic	$(3.62)	$(0.65)	$(5.70)	$(2.47)
Discontinued operations - DHI Group - basic	$(0.88)	$0.21	$2.01	$0.13

Earnings (loss) per share attributable to Dell Technologies Inc. - diluted:
Continuing operations - Class V Common Stock - diluted	$0.78	$—	$0.78	$—
Continuing operations - DHI Group - diluted	$(3.63)	$(0.65)	$(5.70)	$(2.47)
Discontinued operations - DHI Group - diluted	$(0.88)	$0.21	$2.01	$0.13
 The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions; unaudited)

	Three Months Ended		Nine Months Ended
	October 28, 2016	October 30, 2015	October 28, 2016	October 30, 2015
Net loss	$(2,075)	$(180)	$(1,448)	$(949)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(256)	(21)	(214)	(68)
Investments:
Change in unrealized losses	(5)	—	(5)	—
Reclassification adjustment for net (gains) losses realized in net loss	—	—	—	—
Net change in market value of investments	(5)	—	(5)	—
Cash flow hedges:
Change in unrealized gains (losses)	82	12	(25)	72
Reclassification adjustment for net (gains) losses included in net loss	(17)	(39)	64	(311)
Net change in cash flow hedges	65	(27)	39	(239)

Total other comprehensive loss, net of tax benefit (expense) of $(3) and $4, respectively and $2 and $12, respectively	(196)	(48)	(180)	(307)
Comprehensive loss, net of tax	(2,271)	(228)	(1,628)	(1,256)
Less: Net loss attributable to non-controlling interests	(11)	—	(12)	—
Less: Other comprehensive income (loss) attributable to non-controlling interests	—	—	—	—
Comprehensive loss attributable to Dell Technologies Inc.	$(2,260)	$(228)	$(1,616)	$(1,256)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited; continued on next page)

	Nine Months Ended
	October 28, 2016	October 30, 2015
Cash flows from operating activities:
Net loss	$(1,448)	$(949)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,897	2,156
Stock-based compensation expense	183	53
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	52	84
Deferred income taxes	(2,036)	(403)
Provision for doubtful accounts — including financing receivables	80	115
Other	170	75
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(1,156)	(75)
Financing receivables	(253)	(330)
Inventories	152	159
Other assets	(65)	51
Accounts payable	968	(269)
Deferred revenue	1,019	666
Accrued and other liabilities	983	(142)
Change in cash from operating activities	1,546	1,191
Cash flows from investing activities:
Investments:
Purchases	(511)	(26)
Maturities and sales	561	1
Capital expenditures	(417)	(340)
Proceeds from sale of facilities, land, and other assets	24	88
Capitalized software development costs	(85)	—
Collections on purchased financing receivables	31	71
Acquisition of businesses, net of cash acquired	(37,614)	—
Divestitures of businesses, net of cash transferred	—	8
Other	(48)	—
Change in cash from investing activities	(38,059)	(198)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued; in millions; unaudited)

	Nine Months Ended
	October 28, 2016	October 30, 2015
Cash flows from financing activities:
Payment of dissenting shares obligation	(446)	—
Proceeds from the issuance of DHI Group Common Stock	4,404	—
Proceeds from the issuance of common stock of subsidiaries	1	—
Repurchases of DHI Group Common Stock	(10)	—
Repurchases of Class V Common Stock	(132)	—
Repurchases of common stock of subsidiaries	(611)	—
Contributions from non-controlling interests, net	100	—
Issuance of common stock under employee plans	—	2
Payments for debt issuance costs	(849)	(10)
Proceeds from debt	45,986	4,893
Repayments of debt	(9,638)	(5,208)
Other	5	2
Change in cash from financing activities	38,810	(321)
Effect of exchange rate changes on cash and cash equivalents	31	(88)
Change in cash and cash equivalents	2,328	584
Cash and cash equivalents at beginning of the period, including amounts held for sale	6,576	5,398
Cash and cash equivalents at end of the period	$8,904	$5,982
Less: Cash included in current assets held for sale	82	328
Cash and cash equivalents from continuing operations	$8,822	$5,654

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions; unaudited; continued on next page)

	Common Stock and Capital in Excess of Par Value		Treasury Stock
	Issued Shares	Amount	Shares	Amount	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Dell Technologies Stockholders' Equity	Non-Controlling Interest	Total Stockholders' Equity
Balances as of January 29, 2016	405	$5,727	—	$—	$(3,937)	$(324)	$1,466	$—	$1,466
Net loss	—	—	—	—	(1,436)		(1,436)	(12)	(1,448)
Foreign currency translation adjustments	—	—	—	—	—	(214)	(214)	—	(214)
Investments, net change	—	—	—	—	—	(5)	(5)	—	(5)
Cash flow hedges, net change	—	—	—	—	—	39	39	—	39
Non-controlling interests assumed	—	—	—	—	—	—	—	6,097	6,097
Issuance of common stock	386	14,468	—	—	—	—	14,468	—	14,468
Stock-based compensation expense	—	183	—	—	—	—	183	—	183
Tax benefit from share-based compensation	—	2	—	—	—	—	2	—	2
Treasury stock repurchases	—	—	4	(175)	—	—	(175)	—	(175)
Redeemable shares	—	(81)	—	—	—	—	(81)	—	(81)
Impact from equity transactions of non-controlling interest	—	(361)	—	—	—	—	(361)	(146)	(507)
Other	—	(13)	—	—	7	—	(6)	—	(6)
Balances as of October 28, 2016	791	$19,925	4	$(175)	$(5,366)	$(504)	$13,880	$5,939	$19,819

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(continued; in millions; unaudited)

	Common Stock and Capital in Excess of Par Value
	Issued Shares	Amount	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
Balances as of January 30, 2015	405	$5,708	$(2,833)	$29	$2,904
Net loss	—	—	(949)	—	(949)
Foreign currency translation adjustments	—	—	—	(68)	(68)
Cash flow hedges, net change	—	—	—	(239)	(239)
Issuance of common stock	—	—	—	—	—
Stock-based compensation expense	—	53	—	—	53
Revaluation of redeemable shares	—	(12)	—	—	(12)
Balances as of October 30, 2015	405	$5,749	$(3,782)	$(278)	$1,689

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 — EMC MERGER TRANSACTION, OTHER TRANSACTIONS AND BASIS OF PRESENTATION

EMC Merger Transaction — On September 7, 2016, EMC Corporation, a Massachusetts corporation (“EMC”), became a wholly-owned subsidiary of Dell Technologies Inc. ("the Company") as a result of the merger of Universal Acquisition Co., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), with and into EMC, with EMC surviving as a wholly-owned subsidiary of the Company (the “EMC merger transaction”). The EMC merger transaction was effected pursuant to the Agreement and Plan of Merger, dated as of October 12, 2015, by and among the Company, Dell Inc., a Delaware corporation (“Dell”), Merger Sub, and EMC, as amended by the First Amendment to Agreement and Plan of Merger, dated as of May 16, 2016, by and among the Company, Dell, Merger Sub, and EMC. See Note 3 of the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information on the EMC merger transaction.

Divestitures — On March 27, 2016, Dell entered into a definitive agreement with NTT Data International L.L.C. to divest substantially all of Dell Services for cash consideration of approximately $3.0 billion. On June 19, 2016, Dell entered into a definitive agreement with Francisco Partners and Elliot Management Corporation to divest substantially all of Dell Software Group ("DSG") for cash consideration of approximately $2.4 billion. On September 12, 2016, EMC entered into a definitive agreement with OpenText Corporation to divest the Dell EMC Enterprise Content Division ("ECD") for cash consideration of approximately $1.6 billion. In accordance with applicable accounting guidance, the results of Dell Services, DSG, and ECD are presented as discontinued operations in the Condensed Consolidated Statements of Income (Loss) and, as such, have been excluded from both continuing operations and segment results for all periods presented. Further, the Company has reclassified the related assets and liabilities as held for sale in the accompanying Condensed Consolidated Statements of Financial Position. See Note 4 of the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information.

SecureWorks Initial Public Offering — On April 27, 2016, SecureWorks Corp. (“SecureWorks”) completed a registered underwritten initial public offering ("IPO") of its Class A common stock. As of October 28, 2016, the Company held approximately 87.5% of the outstanding equity interest in SecureWorks. The results of the SecureWorks operations are included in other businesses. See Note 15 and Note 20 of the Notes to the Unaudited Condensed Consolidated Financial Statements for more information.

Going-Private Transaction — On October 29, 2013, Dell was acquired by Denali Holding Inc. (which changed its name to Dell Technologies Inc. on August 25, 2016) in a merger transaction pursuant to an agreement and plan of merger, dated as of February 5, 2013, as amended. Dell Technologies is a Delaware corporation owned by Michael S. Dell and a separate property trust for the benefit of Mr. Dell’s wife (the "MD Stockholders"), investment funds affiliated with Silver Lake Partners (the "SLP Stockholders"), investment funds affiliated with MSD Partners, L.P. (the "MSDC Stockholders"), members of Dell’s management, and other investors. Mr. Dell serves as Chairman and Chief Executive Officer of Dell Technologies and Dell.

Basis of Presentation — The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of Dell Technologies Inc. (individually and together with its consolidated subsidiaries, "the Company" or "Dell Technologies") as of October 28, 2016 and January 29, 2016, the results of its operations and corresponding comprehensive income (loss) for the three and nine months ended October 28, 2016 and October 30, 2015, and its cash flows for the nine months ended October 28, 2016 and October 30, 2015. The accompanying Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and accompanying Notes for the fiscal year ended January 29, 2016 ("Fiscal 2016") included in the proxy statement/prospectus dated June 6, 2016 forming part of the Company’s registration statement on Form S-4 (Registration No. 333 208524).

As a result of the EMC merger transaction completed on September 7, 2016, the Company's results for the fiscal periods reflected in the accompanying Unaudited Condensed Consolidated Financial Statements are not directly comparable. The results of the businesses acquired in the EMC merger transaction (the "acquired businesses") are included in the consolidated results of Dell Technologies for the three and nine months ended October 28, 2016, and represent the results of the acquired businesses from September 7, 2016, the date of the EMC merger transaction, through October 28, 2016, the end of the third

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

fiscal quarter of Dell Technologies. The results of the acquired businesses will be reported on the basis of Dell Technologies' fiscal year end to align with the fiscal periods for which Dell Technologies reports its results.

The standalone results of VMware, Inc. ("VMware") will continue to be publicly reported on a calendar year end basis through the end of December 31, 2016, after which VMware will effect a change in its year end, and will be publicly reported on the basis of Dell Technologies' fiscal year end beginning February 4, 2017, to align with the fiscal periods for which Dell Technologies reports its results.

The Dell Technologies balance sheet reflects the full consolidation of EMC's assets and liabilities as a result of the close of the EMC merger transaction on September 7, 2016. The Company’s purchase accounting remains preliminary as contemplated by GAAP and, as a result, there may be upon further review future changes to the value and allocation of the acquired assets, liabilities assumed, associated amortization expense, and goodwill. These changes may be material.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company's Condensed Consolidated Financial Statements and the accompanying Notes. Actual results could differ materially from those estimates. The results of operations, comprehensive income (loss), and cash flows for the three and nine months ended October 28, 2016 and October 30, 2015 are not necessarily indicative of the results to be expected for the full fiscal year or for any other fiscal period.

The Company's fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. The fiscal year ending February 3, 2017 ("Fiscal 2017") will be a 53-week period.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 2 — INTERIM UPDATE TO SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following interim update to the Company's significant accounting policies reflects the changes as a result of the EMC merger transaction.

Principles of Consolidation — These consolidated financial statements include the accounts of Dell Technologies and its wholly-owned subsidiaries, as well as the accounts of SecureWorks, VMware, and Pivotal Software Inc. ("Pivotal"), companies which are majority-owned by Dell Technologies. All intercompany transactions have been eliminated.

On April 27, 2016, SecureWorks completed a registered underwritten IPO of its Class A common stock. As of October 28, 2016, Dell Technologies held approximately 87.5% of the outstanding equity interest in SecureWorks. Since the date of the IPO, the financial results of SecureWorks remain consolidated with those of Dell Technologies as Dell Technologies is the controlling stockholder of SecureWorks. The portion of the results of operations of SecureWorks allocable to its other owners is shown as net income attributable to the non-controlling interests in the Condensed Consolidated Statements of Income (Loss), as an adjustment to net income attributable to Dell Technologies stockholders. Additionally, the cumulative portion of the results of operations of SecureWorks allocable to its other owners, along with the interest in the net assets of SecureWorks attributable to those other owners, is shown as a component of non-controlling interests in the Condensed Consolidated Statements of Financial Position.

As of October 28, 2016, Dell Technologies held approximately 83.3% of the outstanding equity interest in VMware. VMware’s financial results have been consolidated with those of Dell Technologies as Dell Technologies is VMware’s controlling stockholder. The results of VMware presented in the accompanying Condensed Consolidated Financial Statements represent the results of the acquired businesses from September 7, 2016, the date of the EMC merger transaction, through October 28, 2016, the end of the third fiscal quarter of Dell Technologies. The portion of the results of operations of VMware allocable to its other owners is shown as net income attributable to the non-controlling interests in the Condensed Consolidated Statements of Income (Loss) as an adjustment to net income attributable to Dell Technologies stockholders. Additionally, the cumulative portion of the results of operations of VMware allocable to its other owners, along with the interest in the net assets of VMware attributable to those other owners, is shown as a component of non-controlling interests in the Condensed Consolidated Statements of Financial Position as of October 28, 2016.

As of October 28, 2016, Dell Technologies held approximately 77.4% of the outstanding equity interest in Pivotal. Pivotal’s financial results have been consolidated with those of Dell Technologies as Dell Technologies is Pivotal’s controlling stockholder. The results of Pivotal presented in the accompanying Condensed Consolidated Financial Statements represent the results of the acquired businesses from September 7, 2016, the date of the EMC merger transaction, through October 28, 2016, the end of the third fiscal quarter of Dell Technologies. A portion of the non-controlling interest in Pivotal is held by third parties in the form of a preferred equity instrument. Accordingly, there is no net income attributable to this non-controlling interest in the Condensed Consolidated Statements of Income (Loss). The portion of the results of operations of Pivotal allocable to its other owners, whose interests are held in the form of common stock, and the interest in the net assets of Pivotal attributable to those other owners are shown as net income attributable to the non-controlling interest in the Condensed Consolidated Statements of Income (Loss) as an adjustment to net income attributable to Dell Technologies stockholders, and as component of non-controlling interests in the Condensed Consolidated Statements of Financial Position as of October 28, 2016, respectively.

Investments — All debt security investments with remaining maturities in excess of one year and substantially all equity and other securities are recorded as long-term investments in the Condensed Consolidated Statements of Financial Position. In comparison, debt security instruments with a remaining maturity shorter than one year are classified as short-term investments in the Condensed Consolidated Statements of Financial Position.

Unrealized gains and temporary loss positions on investments classified as available-for-sale are included within accumulated other comprehensive income (loss), net of any related tax effect. Upon realization, those amounts are reclassified from accumulated other comprehensive income (loss) to interest and other, net. Realized gains and losses and other-than-temporary impairments are reflected in the consolidated income statement in interest and other, net. Investments accounted for under the cost method are measured at fair value initially. Subsequently, when there is an indicator of impairment, the impairment is recognized.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Revenue Recognition — Net revenue primarily includes sales of hardware, services, software licenses, and peripherals. The Company recognizes revenue for these products and services when it is realized or realizable and earned. Revenue is recognized when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the Company's fee to its customer is fixed or determinable; and collection of the resulting receivable is reasonably assured. This policy is applicable to all sales, including sales to resellers and end-users.

Revenue from third-party software sales and extended warranties for third-party products, for which the Company does not meet the criteria for gross revenue recognition, is recognized on a net basis. All other revenue is recognized on a gross basis.
Services revenue and cost of services revenue captions in the Consolidated Statements of Income (Loss) include the Company's services, third-party software revenue, and support services related to the Company-owned software offerings.

The following summarizes the major terms of contractual relationships with customers and the manner in which the Company accounts for sales transactions.

Products

Product revenue consists of computer hardware, enterprise hardware, and software licenses sales that are delivered, sold as a subscription or sold on a consumption basis. Computer hardware and enterprise hardware include notebooks and desktop PCs, servers, storage hardware, and other hardware-related devices. Software license sales include optional, stand-alone software applications. Software applications provide customers with resource management, backup and archiving, information security, information management and intelligence, data analytics and server virtualization capabilities. Revenue from the sale of hardware products and systems is recognized when title and risk of loss pass to the customer. Delivery is considered complete when products have been shipped to the Company's customer, title and risk of loss have transferred to the customer, and customer acceptance has been satisfied. Customer acceptance is satisfied if acceptance is obtained from the customer, if all acceptance provisions lapse, or if the Company has evidence that all acceptance provisions have been satisfied. Depending on the nature of the arrangement, software license sales is generally recognized upon shipment or electronic delivery. For certain arrangements, revenue is recognized based on usage or ratably over the term of the arrangement.  License revenue from royalty arrangements is recognized upon either receipt of royalty reports or payments from third parties.

The Company records reductions to revenue for estimated customer sales returns, rebates, and certain other customer incentive programs. These reductions to revenue are made based upon reasonable and reliable estimates that are determined by historical experience, contractual terms, and current conditions. The primary factors affecting the Company's accrual for estimated customer returns include estimated return rates as well as the number of units shipped that have a right of return that has not expired as of the balance sheet date. If returns cannot be reliably estimated, revenue is not recognized until a reliable estimate can be made or the return right lapses.

The Company sells its products directly to customers as well as through other distribution channels, such as retailers, distributors, and resellers. The Company recognizes revenue on these sales when the reseller has economic substance apart from the Company; any credit risk has been identified and quantified; title and risk of loss have passed to the sales channel; the fee paid to the Company is not contingent upon resale or payment by the end user; and the Company has no further obligations related to bringing about resale or delivery.

Sales through the Company's distribution channels are primarily made under agreements allowing for limited rights of return, price protection, rebates, and marketing development funds. The Company has generally limited return rights through contractual caps or has an established selling history for these arrangements. Therefore, there is sufficient data to establish reasonable and reliable estimates of returns for the majority of these sales. To the extent price protection or return rights are not limited and a reliable estimate cannot be made, all of the revenue and related costs are deferred until the product has been sold to the end-user or the rights expire. The Company records estimated reductions to revenue or an expense for distribution channel programs at the later of the offer or the time revenue is recognized.
The Company defers the cost of shipped products awaiting revenue recognition until revenue is recognized.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Services

Services revenue consists of hardware and software maintenance, installation services, professional services, training revenue, third-party software revenue, and software sold as a service. The Company recognizes revenue from fixed-price support or maintenance contracts sold for both hardware and software ratably over the contract period and recognizes the costs associated with these contracts as incurred. For sales of extended warranties with a separate contract price, the Company defers revenue equal to the separately stated price. Revenue associated with undelivered elements is deferred and recorded when delivery occurs or services are provided. Revenue from extended warranty and service contracts, for which the Company is obligated to perform, is recorded as deferred revenue and subsequently recognized over the term of the contract on a straight-line basis or when the service is completed and the costs associated with these contracts are recognized as incurred.

Multiple Deliverables

When an arrangement has more than one element, such as hardware, software, and services contained in a single arrangement, the Company first allocates revenue based upon the relative selling price into two categories: (1) non-software components, such as hardware and any hardware-related items, such as required system software that functions with the hardware to deliver the essential functionality of the hardware and related post-contract customer support, software as a service subscriptions and other services; and (2) software components, such as optional software applications and related items, such as post-contract customer support and other services. The Company then allocates revenue within the non-software category to each element based upon its relative selling price using a hierarchy of vendor-specific objective evidence (“VSOE”), third-party evidence of selling price (“TPE”), or estimated selling prices (“ESP”), if VSOE or TPE does not exist. The Company allocates revenue within the software category to the undelivered elements based upon their fair value using VSOE, with the residual revenue allocated to the delivered elements. If the Company cannot objectively determine the VSOE of the fair value of any undelivered software element, it defers revenue for all software components until all elements are delivered and services have been performed, until fair value can objectively be determined for any remaining undelivered elements, or until software maintenance is the only undelivered element, in which case revenue is recognized over the maintenance term for all software elements.

The Company allocates the amount of revenue recognized for delivered elements to the amount that is not subject to forfeiture or refund or contingent on the future delivery of products or services.

Customers under software maintenance agreements are entitled to receive updates and upgrades on a when-and-if-available basis, and various types of technical support based on the level of support purchased. In the event specific features, functionality, entitlements, or the release version of an upgrade or new product have been announced but not delivered, and customers will receive that upgrade or new product as part of a current software maintenance contract, a specified upgrade is deemed created and product revenues are deferred on purchases made after the announcement date until delivery of the upgrade or new product. The amount and elements to be deferred are dependent on whether the Company has established VSOE of fair value for the upgrade or new product.

Other

The Company records revenue from the sale of equipment under sales-type leases as product revenue in an amount equal to the present value of minimum lease payments at the inception of the lease. Sales-type leases also produce financing income, which is included in net revenue in the Condensed Consolidated Statements of Income (Loss) and is recognized at consistent rates of return over the lease term. Revenue from operating leases is recognized over the lease period. The Company also offers qualified customers revolving credit lines for the purchase of products and services offered by the Company. Financing income attributable to these revolving loans is recognized in net revenue on an accrual basis.

The Company accrues for the estimated costs of systems’ warranty at the time of sale. Systems’ warranty costs are estimated based upon historical experience and specific identification of systems’ requirements.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company reports revenue net of any revenue-based taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue-producing transactions.

Deferred Revenue — Deferred revenue represents amounts received in advance for extended warranty services, deferred hardware, software maintenance, prepaid professional services, and unearned license fees, which are recognized ratably over the contract term as either product or services revenue depending on the nature of the item. The Company also has deferred revenue related to internally-developed software offerings, and deferred profit on third-party software offerings, which are generally recognized ratably over the contract term as either product or services revenue depending on the nature of the item.

Research and Development — Research and development (“R&D”) costs are expensed as incurred. R&D costs include salaries and benefits and other personnel-related costs associated with product development. Also included in R&D expenses are infrastructure costs, which consist of equipment and material costs, facilities-related costs, depreciation expense, and intangible asset amortization.

Capitalized Software Development Costs — In accordance with the applicable accounting standards, software development costs related to the development of new product offerings are capitalized subsequent to the establishment of technological feasibility, which is demonstrated by the completion of a detailed program design or working model, if no program design is completed. GAAP requires that annual amortization expense of the capitalized software development costs be the greater of the amounts computed using the ratio of gross revenue to a product's total current and anticipated revenues, or the straight-line method over the product's remaining estimated economic life. Capitalized costs are amortized over periods ranging from eighteen months to two years which represents the product's estimated economic life.
Amounts capitalized for the period from September 7, 2016 through October 28, 2016 were $85 million, and are included in other non-current assets, net in the accompanying Condensed Consolidated Statements of Financial Position. Amortization expense for the period from September 7, 2016 through October 28, 2016 was $0.4 million. Prior to the EMC merger transaction, there were no significant capitalized software development costs specific to the legacy businesses of Dell Technologies Inc.
Recently Issued Accounting Pronouncements

Revenue from Contracts with Customers — In May 2014, the Financial Accounting Standards Board ("FASB") issued amended guidance on the recognition of revenue from contracts with customers. The objective of the new standard is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The new standard requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB approved a one-year deferral of the effective date of this standard. Public entities are required to adopt the new standard for fiscal years, and interim periods within those years, beginning after December 15, 2017. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the method of adoption and the impact that the new standard will have on the Consolidated Financial Statements.

Presentation of Debt Issuance Costs — In April 2015, the FASB issued amended guidance which changes the classification of debt issuance costs in the Consolidated Statements of Financial Position. The new guidance requires debt issuance costs to be presented as a direct deduction from the carrying amount of the related debt liability consistent with the presentation of debt discounts, rather than as an asset. The guidance related to recognition and measurement of debt issuance costs remains unchanged. The Company implemented the new presentation in the nine months ended October 28, 2016 on a retrospective basis, and except for the reclassification of debt issuance costs of $128 million as of January 29, 2016 in the accompanying Condensed Consolidated Statements of Financial Position, there was no other impact on the Consolidated Financial Statements.

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

Classification of Certain Cash Receipts and Cash Payments — In August 2016, the FASB issued amended guidance on the presentation and classification of eight specific cash flow issues with the objective of reducing existing diversity in practice. Public entities must adopt the new guidance for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. Companies should reflect any adjustments on a retrospective basis, if practicable, otherwise adoption is required to be applied as of the earliest date practicable. The Company is currently evaluating the timing of adoption as well as the impact that the standard will have on the Consolidated Financial Statements.

Intra-Entity Transfers of Assets Other Than Inventory — In October 2016, the FASB issued amended guidance on the accounting for income taxes. The new guidance requires companies to recognize the income tax effects of intra-entity asset transfers, other than transfers of inventory, when the transfer occurs instead of when the asset is sold to a third party, as current GAAP requires. Public entities must adopt the new guidance for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted at the beginning of an annual period. The new guidance is required to be applied retrospectively with the cumulative effect recognized as of the beginning of the period of adoption. The Company is currently evaluating the timing of adoption as well as the impact that the standard will have on the Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 3 — BUSINESS COMBINATIONS

EMC Merger Transaction

On September 7, 2016, EMC became a wholly-owned subsidiary of the Company as a result of the merger of Merger Sub with and into EMC, with EMC surviving as a wholly-owned subsidiary of the Company. The EMC merger transaction was effected pursuant to the Agreement and Plan of Merger, dated as of October 12, 2015, by and among the Company, Dell, Merger Sub, and EMC, as amended by the First Amendment to Agreement and Plan of Merger, dated as of May 16, 2016, by and among the Company, Dell, Merger Sub, and EMC.

Pursuant to the terms of the merger agreement, upon the completion of the EMC merger transaction, each issued and outstanding share of common stock, par value $0.01 per share, of EMC (approximately 2.0 billion as of September 7, 2016) was converted into the right to receive (1) $24.05 in cash, without interest, and (2) 0.11146 validly issued, fully paid and non-assessable shares of common stock of the Company designated as Class V Common Stock, par value $0.01 per share (the “Class V Common Stock”), plus cash in lieu of any fractional shares. Shares of the Class V Common Stock were approved for listing on the New York Stock Exchange (the “NYSE”) under the ticker symbol “DVMT” and began trading on September 7, 2016.

The Class V Common Stock is a type of common stock commonly referred to as a tracking stock, which is a class of common stock that is intended to track the economic performance of a defined set of assets and liabilities. The approximately 223 million shares of Class V Common Stock issued by Dell Technologies on September 7, 2016 are intended to track the economic performance of approximately 65% of the Company's economic interest in the Class V Group as of the closing date of the EMC merger transaction. As of the closing date of the EMC merger transaction, the Class V Group, which consists of the Company's economic interest in the VMware business, consisted of approximately 343 million shares of common stock, par value $0.01 per share, of VMware held by the Company. As of such date, the DHI Group retained approximately 35% of the Company's economic interest in the Class V Group. The DHI Group generally refers, in addition to such retained interest, to the direct and indirect interest of Dell Technologies in all of Dell Technologies' business, assets, properties, liabilities, and preferred stock other than those attributable to the Class V Group.

Although the Class V Common Stock is intended to track the performance of approximately 65% of the Company’s economic interest in the VMware business as of the closing date of the EMC merger transaction, there can be no assurance that the market price of the Class V Common Stock will, in fact, reflect the performance of such economic interest. Holders of the Class V Common Stock are subject to all risks associated with an investment in Dell Technologies and all of its businesses, assets, and liabilities. The holders of the Class V Common Stock do not have any special rights related to, direct ownership interest in, or recourse against the assets and liabilities attributed to the Class V Group. While the Class V Group initially consists of the Company's economic interest in the shares of VMware common stock attributed to it, the Class V Group in the future may have different assets and liabilities attributed to it.

EMC, including its subsidiaries and affiliates, enables customers to build cloud-based infrastructures for existing applications while at the same time helping customers build and run new applications. EMC's businesses include Information Storage, VMware, Pivotal, RSA Information Security, and Virtustream. The EMC merger transaction represents a key element of the Company's strategy to provide the essential infrastructure for organizations to build their digital future, transform IT, and protect their most important asset, information. Revenues of approximately $3.6 billion and net loss of approximately $0.6 billion attributable to EMC were included in the Condensed Consolidated Statements of Income (Loss) from the transaction date to October 28, 2016. Both revenues and net loss attributable to EMC include the impact of purchase accounting as a result of the EMC merger transaction.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Fair Value of Consideration Transferred

The following table summarizes the consideration transferred to effect the EMC merger transaction:

Purchase Price
(in millions)
Consideration transferred:
Cash	$47,694
Expense and other (a)	968
Class V Common Stock (b)	10,041
Total consideration transferred	58,703
Non-controlling interests (c)	6,097
Less: Post-merger stock compensation expense (d)	(800)
Total purchase price to allocate	$64,000
____________________
(a) Expense and other primarily consists of cash payment for post-merger stock compensation expense, as described in footnote (d), and the value related to pre-merger services of EMC equity awards converted to deferred cash awards

(b)
The fair value of the Class V Common Stock is based on the issuance of approximately 223 million shares with a per-share fair value of $45.07 (the opening share price of the Class V Common Stock on the NYSE on September 7, 2016, the first day of trading), which shares are intended to track the economic performance of approximately 65% of the Company’s economic interest in the VMware business, as of the closing date of the EMC merger transaction.

(c)
Non-controlling interests in VMware and Pivotal was $6.1 billion as of September 7, 2016. The fair value of the non-controlling interest relating to VMware was calculated by multiplying outstanding shares of VMware common stock that were not owned by EMC by $73.28 (the opening share price of VMware common stock on the NYSE on September 7, 2016). The fair value of the non-controlling interest relating to Pivotal was calculated based on the fair value of Pivotal, the ownership percentage of the non-controlling interests, and a discount for lack of control related to the non-controlling interest.

(d)
Pursuant to the guidelines of ASC 805, a portion of the consideration related to accelerated EMC equity awards was recorded as post-merger day one stock compensation expense. This expense is attributable to post-merger services not rendered due to the acceleration.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Assets Acquired and Liabilities Assumed

The EMC merger transaction has been accounted for as a business combination under the acquisition method of accounting. The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed by major class as of the transaction date. Due to the timing of this acquisition, these amounts are preliminary estimates and subject to change. Any changes resulting from the facts and circumstances that existed as of the transaction date may result in retrospective adjustments to the preliminary amounts recognized at the transaction date. The Company expects to finalize these amounts as soon as practicable, but not later than one year from the transaction date.

Preliminary Allocation
(in millions)
Preliminary purchase price allocation (a):
Current assets:
Cash and cash equivalents	$10,080
Short-term investments	1,765
Accounts receivable (b)	2,810
Short-term financing receivables	64
Inventories, net	1,993
Other current assets	903
Total current assets	17,615
Property, plant, and equipment	4,490
Long-term investments	4,317
Long-term financing receivables, net	65
Goodwill (c)	31,275
Purchased intangibles (d)	31,218
Other non-current assets	522
Total assets	$89,502
Current liabilities:
Short-term debt (e)	$905
Accounts payable	728
Accrued and other	3,259
Short-term deferred revenue	4,954
Total current liabilities	9,846
Long-term debt (e)	5,474
Long-term deferred revenue	3,469
Deferred tax liabilities	6,389
Other non-current liabilities	324
Total liabilities	$25,502
Total net assets	$64,000
____________________

(a)
Includes amounts allocated to ECD, which were classified as held for sale as of October 28, 2016. See Note 4 of the Notes to the Unaudited Condensed Consolidated Financial Statements for more information on discontinued operations.

(b)
Accounts receivable is comprised primarily of customer trade receivables. As such, the fair value of accounts receivable approximates the net carrying value of $2,810 million. The gross amount due is $2,919 million, of which $109 million is not expected to be collected.

(c)
The Company recorded $31.3 billion in goodwill related to this transaction, which is primarily related to expected synergies from the transaction. This amount represents the excess of the purchase price over the fair value of the assets acquired and liabilities assumed associated with this transaction. This goodwill is not deductible for tax purposes. See Note 10 of the Notes to the Unaudited Condensed Consolidated Financial Statements for preliminary goodwill allocation by reportable segment.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

(d)
Identifiable intangible assets are required to be measured at fair value. The fair value of identifiable intangible assets is determined primarily using variations of the income approach, which is based on the present value of the future after-tax cash flows attributable to each identifiable intangible asset. Some of the more significant assumptions inherent in the development of intangible asset values, from the perspective of a market participant, include, but are not limited to, the amount and timing of projected future cash flows (including revenue and profitability); the discount rate selected to measure the risks inherent in the future cash flows; the assessment of the asset’s life cycle; the competitive trends impacting the asset; technology migration factors; and customer turnover.

(e) Deferred revenue represents the fair value of remaining performance obligations and was determined based on estimates of costs incurred to-date by the acquiree or costs to be incurred by the Company and a reasonable profit margin. Profit margins were determined based on comparable service provider margins, and the resulting profits were discounted using market participant discount rates to determine fair value.

The preliminary fair values of EMC’s identifiable intangible assets and their weighted-average useful lives have been estimated as follows:

	Estimated Fair Value	Weighted Average Useful Life
	(in millions)	(in years)
Developed technology	$13,460	6
Customer relationships	13,440	11
Trade names (Indefinite lived)	2,320	Indefinite
Trade names (Definite lived)	980	8
In-process research and development	890	Indefinite
Leasehold assets (liabilities)	128	25
Total identifiable intangible assets	$31,218

The total weighted-average amortization period for the intangible assets subject to amortization is 8 years.

Acquisition-related Costs

From inception through October 28, 2016, the Company incurred $1.2 billion of acquisition-related costs in connection with the EMC merger transaction. Of this amount, $0.8 billion are capitalized debt issuance costs which were primarily presented as a direct reduction of the carrying amount of the related debt liability in the Condensed Consolidated Statements of Financial Position. The remaining $0.4 billion of costs were recognized in the Condensed Consolidated Statements of Income (Loss) for the periods presented as follows:

	Three Months Ended		Nine Months Ended
	October 28, 2016	October 30, 2015	October 28, 2016	October 30, 2015
	(in millions)
Acquisition-related costs:
Selling, general, and administrative expenses (a)	$211	$11	$252	$11
Interest and other, net (b)	98	—	98	—
Total	$309	$11	$350	$11
____________________
(a) Acquisition-related costs recognized in selling, general, and administrative expenses primarily consist of advisory fees.
(b) Acquisition-related costs recognized in interest and other, net consist of expensed debt issuance costs.

In addition to the acquisition-related costs disclosed above, the Company incurred $0.8 billion in stock-based compensation charges related to the acceleration of vesting on EMC stock awards, and $0.1 billion in special retention cash awards issued to certain key employees. These expenses were recognized during the three months ended October 28, 2016.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Pro Forma Revenue and Earnings

The following table provides unaudited pro forma results of operations for the periods presented as if the transaction date had occurred on January 31, 2015, the first day of the fiscal year ended January 29, 2016.

	Three Months Ended		Nine Months Ended
	October 28, 2016	October 30, 2015	October 28, 2016	October 30, 2015
	(in millions; except per share amounts)
Total net revenue	$17,826	$18,068	$53,860	$53,709
Net loss attributable to Dell Technologies Inc.	$(931)	$(721)	$(2,140)	$(4,205)

Earnings (loss) per share attributable to Dell Technologies Inc. - basic (a):
Continuing operations - Class V Common Stock	$0.75	$0.60	$1.75	$1.45
Continuing operations - DHI Group	$(1.94)	$(1.51)	$(4.47)	$(8.01)

Earnings (loss) per share attributable to Dell Technologies Inc. - diluted (a):
Continuing operations - Class V Common Stock	$0.75	$0.60	$1.74	$1.44
Continuing operations - DHI Group	$(1.94)	$(1.51)	$(4.47)	$(8.01)
____________________
(a) For purposes of calculating pro forma earnings (loss) per share, the Company used the two-class method. Earnings are allocated between the Class V Common Stock and the DHI Group on a basis consistent with historical earnings (loss) per share.

The pro forma information for the three and nine months ended October 28, 2016 combines the Company's historical results for the three and nine months ended October 28, 2016 with EMC's historical results for the period from August 1, 2016 to September 6, 2016 and the period from February 1, 2016 to September 6, 2016, respectively. The pro forma information for the three and nine months ended October 30, 2015 combines the Company's historical results for the three and nine months ended October 30, 2015 with EMC's results for the three and nine months ended September 30, 2015. The historical results have been adjusted in the supplemental pro forma information to give effect to pro forma events that are (a) directly attributable to the EMC merger transaction, (b) factually supportable, and (c) expected to have a continuing impact on the combined company’s results. The pro forma information is presented for informational purposes only. The pro forma information does not purport to represent what the combined company’s results of operations or financial condition would have been had the EMC merger transaction actually occurred on the date indicated, and does not purport to project the combined company’s results of operations for any future period or as of any future date.

Defined Benefit Pension Plan

In connection with the EMC merger transaction completed on September 7, 2016, the Company assumed all of EMC’s defined benefit obligations and related plan assets, including a noncontributory defined benefit pension plan (the "Pension Plan"). The under-funded status of the Pension Plan as of September 7, 2016 was $97 million, which is classified as a component of other long-term liabilities in the Condensed Consolidated Statements of Financial Position. As of September 7, 2016, the Pension Plan had assets with a fair value of $493 million, which included common collective trusts of $341 million, corporate debt securities of $151 million, and U.S. Treasury securities of $1 million. In addition, certain of EMC's foreign subsidiaries also have defined benefit pension plans which were assumed as part of the EMC merger transaction and are not material to the results of operations or financial position of the Company.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 4 —DISCONTINUED OPERATIONS

Dell Services Divestiture — On March 27, 2016, Dell entered into a definitive agreement with NTT Data International L.L.C. to divest substantially all of Dell Services, including the Dell Services Federal Government business. Dell Services includes business process outsourcing, application management, and infrastructure services. The transaction does not include the global support, deployment, and professional services offerings. During the three months ended October 28, 2016, as the result of continued negotiations and finalization of terms of the sale, the Company reclassified an immaterial amount of financial results, accounts payable, and accounts receivable from discontinued operations to continuing operations for all periods presented, to reflect the updated terms.

On November 2, 2016, subsequent to the Company's third quarter of Fiscal 2017, the parties closed the transaction. Total cash consideration received by the Company through the date of this report was approximately $3.0 billion, resulting in an estimated pre-tax gain on sale of approximately $1.5 billion.

Dell Software Group Divestiture — On June 19, 2016, Dell entered into a definitive agreement with Francisco Partners and Elliot Management Corporation to divest substantially all of DSG. The transaction includes DSG's systems and information management, security solutions, and Statistica businesses. The transaction does not include the Company's cloud integration business.

On October 31, 2016, subsequent to the close of the Company's third quarter of Fiscal 2017, the parties closed the transaction. At the completion of the sale, total cash consideration received by the Company was approximately $2.4 billion, resulting in an estimated pre-tax gain on sale of approximately $1.2 billion.

Enterprise Content Division Divestiture — On September 12, 2016, EMC entered into a definitive agreement with OpenText Corporation to divest the Dell EMC Enterprise Content Division (including the Documentum, InfoArchive, and LEAP families of products) for cash consideration of approximately $1.6 billion. The pending transaction is expected to close in the fourth quarter of Fiscal 2017, subject to the satisfaction of customary closing conditions, including approvals from regulatory authorities.

Discontinued Operations Presentation — In accordance with applicable accounting guidance, the Company concluded that Dell Services, DSG, and ECD have met the criteria for discontinued operations reporting as of March 27, 2016, June 19, 2016, and September 7, 2016, respectively. Accordingly, the Company reclassified the financial results of Dell Services and DSG as discontinued operations in the Condensed Consolidated Statements of Income (Loss) for all periods presented. The Company classified the results of ECD as discontinued operations for the period from September 7, 2016 to October 28, 2016 due to the ECD business only being included in the Company's consolidated results since the closing of the EMC merger transaction. These financial results are presented as “Income (loss) from discontinued operations, net of income taxes” in the accompanying Condensed Consolidated Statements of Income (Loss) for the three and nine months ended October 28, 2016 and October 30, 2015. The Company reclassified the related assets and liabilities as “Current assets held for sale” and “Current liabilities held for sale” in the accompanying Condensed Consolidated Statements of Financial Position as of October 28, 2016 and January 29, 2016. Cash flows from the Company's discontinued operations are included in the Condensed Consolidated Statements of Cash Flows.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Dell Services

The following table presents key financial results of Dell Services included in “Income (loss) from discontinued operations, net of income taxes” for the three and nine months ended October 28, 2016 and October 30, 2015:

	Three Months Ended		Nine Months Ended
	October 28, 2016	October 30, 2015	October 28, 2016	October 30, 2015
	(in millions)
Net revenue	$658	$675	$1,968	$2,011
Cost of net revenue	523	521	1,555	1,611
Operating expenses	116	88	322	289
Income from discontinued operations before income taxes	19	66	91	111
Income tax provision (benefit) (a)	(37)	(11)	(955)	35
Income from discontinued operations, net of income taxes	$56	$77	$1,046	$76
____________________

(a)
The tax benefits of $37 million and $955 million for the three and nine months ended October 28, 2016, respectively, were primarily due to the Company's determination that it could no longer assert permanent reinvestment in the outside basis of the entities that will be divested when the Company entered into a definitive agreement to divest the business. The Company has recorded a deferred tax asset of approximately $1 billion for the outside basis differences for the entities held for sale, and has determined the asset is realizable.

The following table presents the major classes of assets and liabilities as of October 28, 2016 and January 29, 2016 related to Dell Services which were classified as held for sale:

	October 28, 2016	January 29, 2016
	(in millions)
ASSETS
Current assets:
Accounts receivable, net	$456	$404
Other current assets	67	73
Total current assets	523	477
Property, plant, and equipment, net	566	515
Goodwill	252	252
Intangible assets, net	376	388
Other non-current assets	53	50
Total assets	$1,770	$1,682

LIABILITIES
Current liabilities:
Accounts payable	$28	$38
Accrued and other	159	180
Short-term deferred revenue	83	82
Total current liabilities	270	300
Long-term deferred revenue	42	53
Other non-current liabilities	40	31
Total liabilities	$352	$384

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The significant cash flow items from Dell Services for the nine months ended October 28, 2016 and October 30, 2015 were as follows:

	Nine Months Ended
	October 28, 2016	October 30, 2015
	(in millions)
Depreciation and amortization (a)	$32	$161
Capital expenditures	$(82)	$(65)
____________________

(a)
Amounts represent depreciation and amortization recognized up until March 27, 2016, the date on which Dell Services met the criteria for discontinued operations reporting. Depreciation and amortization ceased upon determination that the held for sale criteria were met.

Dell Software Group

The following table presents key financial results of DSG included in “Income (loss) from discontinued operations, net of income taxes” for the three and nine months ended October 28, 2016 and October 30, 2015:

	Three Months Ended		Nine Months Ended
	October 28, 2016	October 30, 2015	October 28, 2016	October 30, 2015
	(in millions)
Net revenue	$326	$318	$968	$961
Cost of net revenue	74	97	249	282
Operating expenses	233	234	721	695
Interest and other, net	(8)	(2)	(1)	(8)
Income (loss) from discontinued operations before income taxes	11	(15)	(3)	(24)
Income tax provision (benefit) (a)	489	(22)	152	1
Income (loss) from discontinued operations, net of income taxes	$(478)	$7	$(155)	$(25)
____________________

(a)
The tax expenses of $489 million and $152 million for the three and nine months ended October 28, 2016, respectively, were primarily due to the Company's determination that it could no longer assert permanent reinvestment in the outside basis of the DSG entities held for sale when the Company entered into a definitive agreement to divest the business. The additional tax recorded in the three months ended October 28, 2016 primarily resulted from structuring transactions in preparation for the disposition of these entities.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents the major classes of assets and liabilities as of October 28, 2016 and January 29, 2016 related to DSG which were classified as held for sale:

	October 28, 2016	January 29, 2016
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$82	$254
Accounts receivable, net	200	244
Inventories, net	19	24
Other current assets	3	11
Total current assets	304	533
Property, plant, and equipment, net	116	106
Goodwill	1,391	1,391
Intangible assets, net	557	613
Other non-current assets	9	8
Total assets	$2,377	$2,651

LIABILITIES
Current liabilities:
Accounts payable	14	15
Accrued and other	140	160
Short-term deferred revenue	621	625
Total current liabilities	775	800
Long-term deferred revenue	338	333
Other non-current liabilities	80	82
Total liabilities	$1,193	$1,215

The significant cash flow items from DSG for the nine months ended October 28, 2016 and October 30, 2015 were as follows:

	Nine Months Ended
	October 28, 2016	October 30, 2015
	(in millions)
Depreciation and amortization (a)	$66	$125
Capital expenditures	$(20)	$(20)
____________________

(a)
Amounts represent depreciation and amortization recognized up until June 19, 2016, the date on which DSG met the criteria for discontinued operations reporting. Depreciation and amortization ceased upon determination that the held for sale criteria were met.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Enterprise Content Division

The following table presents key financial results of ECD included in “Income (loss) from discontinued operations, net of income taxes” for the period from September 7, 2016 through October 28, 2016:

September 7, 2016 through October 28, 2016
(in millions)
Net revenue	$74
Cost of net revenue	28
Operating expenses	66
Loss from discontinued operations before income taxes	(20)
Income tax benefit	(4)
Loss from discontinued operations, net of income taxes	$(16)

The following table presents the major classes of assets and liabilities as of October 28, 2016 related to ECD which were classified as held for sale:

October 28, 2016
(in millions)
ASSETS
Current assets:
Other current assets	6
Total current assets	6
Property, plant, and equipment	15
Goodwill	661
Intangible assets	1,070
Total assets	$1,752

LIABILITIES
Current liabilities:
Accrued and other	8
Short-term deferred revenue	114
Total current liabilities	122
Long-term deferred revenue	10
Total liabilities	$132

Depreciation and amortization for ECD ceased upon determination that the held for sale criteria were met. Capital expenditures for ECD were immaterial for the period from September 7, 2016 through October 28, 2016.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 5 — FAIR VALUE MEASUREMENTS

The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of October 28, 2016 and January 29, 2016:

	October 28, 2016 (a)				January 29, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(in millions)
Assets:
Cash equivalents:
Money market funds	$4,222	$—	$—	$4,222	$3,832	$—	$—	$3,832
Municipal obligations	—	15	—	15	—	—	—	—
Debt securities:
U.S. government and agencies	479	520	—	999	—	—	—	—
U.S. corporate	—	1,946	—	1,946	—	—	—	—
Foreign	—	2,201	—	2,201	—	—	—	—
Municipal obligations	—	382	—	382	—	—	—	—
Asset-backed securities	—	4	—	4	—	—	—	—
Equity and other securities	158	—	—	158	—	—	—	—
Derivative instruments	—	204	—	204	—	195	—	195
Common stock purchase agreement	—	—	—	—	—	—	10	10
Total assets	$4,859	$5,272	$—	$10,131	$3,832	$195	$10	$4,037
Liabilities:
Derivative instruments	$—	$18	$—	$18	$—	$12	$—	$12
Debt - Other	—	—	—	—	—	—	28	28
Total liabilities	$—	$18	$—	$18	$—	$12	$28	$40
____________________
(a) The Company did not transfer any securities between levels during the nine months ended October 28, 2016.

The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value:

Money Market Funds — The Company's investment in money market funds that are classified as cash equivalents hold underlying investments with a weighted average maturity of 90 days or less and are recognized at fair value. The valuations of these securities are based on quoted prices in active markets for identical assets, when available, or pricing models whereby all significant inputs are observable or can be derived from or corroborated by observable market data. The Company reviews security pricing and assesses liquidity on a quarterly basis. As of October 28, 2016, the Company's U.S. portfolio had no material exposure to money market funds with a fluctuating net asset value.

Cash Equivalent Municipal Obligations — The Company's municipal obligations that are classified as cash equivalents have original maturities of 90 days or less and are recognized at fair value. The valuation methodology for these securities is the same as the methodology for non-cash equivalent municipal obligations as described in the Debt Securities section below.

Debt Securities — The majority of the Company's debt securities consist of various fixed income securities such as U.S. government and agencies, U.S. corporate, and foreign. Valuation is based on pricing models whereby all significant inputs,

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

including benchmark yields, reported trades, broker-dealer quotes, issue spreads, benchmark securities, bids, offers, and other market related data, are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset. Inputs are documented in accordance with the fair value measurements hierarchy. The Company reviews security pricing and assesses liquidity on a quarterly basis. See Note 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information about investments.

Equity Securities — The majority of the Company's investments in equity and other securities that are measured at fair value on a recurring basis consist of strategic investments in publicly traded companies. The valuation of these securities is based on quoted prices in active markets.

Derivative Instruments — The Company's derivative financial instruments consist primarily of foreign currency forward and purchased option contracts and interest rate swaps. The fair value of the portfolio is determined using valuation models based on market observable inputs, including interest rate curves, forward and spot prices for currencies, and implied volatilities. Credit risk is also factored into the fair value calculation of the Company's derivative instrument portfolio. See Note 9 of the Notes to the Unaudited Condensed Consolidated Financial Statements for a description of the Company's derivative financial instrument activities.

Debt - Other — As of January 29, 2016, the Company recognized a portion of its short-term debt at fair value. This debt was represented by promissory notes issued on August 3, 2015 and September 14, 2015, which were extinguished during the nine months ended October 28, 2016. The Company determined fair value using a discounted cash flow model which included significant unobservable inputs and assumptions.  The unobservable inputs used include projected cash outflows over varying possible maturity dates, weighted by the probability of those possible outcomes, along with assumed discount rates.

Common Stock Purchase Agreements — On September 7, 2016, in connection with the EMC merger transaction, the Company issued and sold the following shares of the Company's common stock at a purchase price of $27.50 per share to the persons identified below for an aggregate purchase price of $4.4 billion, pursuant to four separate common stock purchase agreements:

•	86,909,091 shares of Class A Common Stock to the MD Stockholders

•	16,104,050 shares of Class A Common Stock to the MSDC Stockholders

•	38,805,040 shares of Class B Common Stock to the SLP Stockholders

•	18,181,818 shares of Class C Common Stock to Temasek Holdings Private Limited ("Temasek")

The Company applied the proceeds from the sale of the shares to finance a portion of the consideration for the EMC merger transaction. Each agreement provided for price protection in the event additional equity investors purchased common stock of the Company at a lower price. The agreements with Michael S. Dell, the MSDC Stockholders, and the SLP Stockholders were not required to be remeasured to fair value and were effectively capital commitments, because of the degree of control and influence such persons could exercise over the Company. The provision relating to price protection was considered substantive to Temasek as an unrelated party. Consequently, the Company recognized the contract as an asset or liability, initially recorded at fair value of zero, with subsequent changes in fair value recorded in earnings. The Company determined the fair value of this forward contract using a Black-Scholes valuation model, which included significant unobservable inputs and assumptions.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis — Certain assets are measured at fair value on a nonrecurring basis and therefore are not included in the recurring fair value table above. These assets consist primarily of non-financial assets such as goodwill and intangible assets and investments accounted for under the cost method. See Note 10 of the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information about goodwill and intangible assets. Investments accounted for under the cost method are measured at fair value initially. Subsequently, when there is an indicator of impairment, the impairment is recognized.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Carrying Value and Estimated Fair Value of Outstanding Debt — The following table summarizes the carrying value and estimated fair value of the Company's outstanding debt as described in Note 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements, including the current portion, as of the dates indicated:

	October 28, 2016		January 29, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in billions)
Term Loan Facilities	$—	$—	$6.1	$6.2
Senior Secured Credit Facilities	$15.6	$15.9	$—	$—
Senior First Lien Notes	$—	$—	$1.4	$1.5
First Lien Notes	$19.6	$21.7	$—	$—
Unsecured Notes and Debentures	$2.3	$2.5	$2.7	$2.7
Senior Notes	$3.1	$3.5	$—	$—
EMC Notes	$5.5	$5.3	$—	$—
Bridge Facilities	$6.1	$6.2	$—	$—

The fair values of the outstanding Term Loan Facilities and Senior First Lien Notes obtained in connection with the going-private transaction, the outstanding Unsecured Notes and Debentures issued prior to the going-private transaction, the outstanding EMC Notes that remained outstanding after the EMC merger transaction, and the outstanding First Lien Notes, Senior Notes, Senior Secured Credit Facilities, and Bridge Facilities issued in connection with the EMC merger transaction were determined based on observable market prices in a less active market and were categorized as Level 2 in the fair value hierarchy. The fair values of the other short-term debt and the structured financing debt approximate their carrying values due to their short-term maturities.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 6 — INVESTMENTS

The following table summarizes, by major security type, the carrying value and amortized cost of the Company's investments. All debt security investments with remaining maturities in excess of one year and substantially all equity and other securities are recorded as long-term investments in the Condensed Consolidated Statements of Financial Position.

	October 28, 2016				January 29, 2016
	Carrying Value	Cost	Unrealized Gain	Unrealized (Loss)	Carrying Value	Cost	Unrealized Gain	Unrealized (Loss)
	(in millions)
Investments:
U.S. government and agencies	$186	$186	$—	$—	$—	$—	$—	$—
U.S. corporate debt securities	550	550	—	—	—	—	—	—
Foreign debt securities	755	755	—	—	—	—	—	—
Municipal obligations	366	366	—	—	—	—	—	—
Total short-term investments	1,857	1,857	—	—	—	—	—	—
U.S. government and agencies	813	815	—	(2)	—	—	—	—
U.S. corporate debt securities	1,396	1,401	—	(5)	—	—	—	—
Foreign debt securities	1,446	1,451	—	(5)	—	—	—	—
Municipal obligations	16	16	—	—	—	—	—	—
Asset-backed securities	4	4	—	—	—	—	—	—
Equity and other securities (a)	610	602	8	—	114	114	—	—
Total long-term investments	4,285	4,289	8	(12)	114	114	—	—
Total investments	$6,142	$6,146	$8	$(12)	$114	$114	$—	$—
____________________

(a)
The majority of equity and other securities are investments accounted for under the cost method, while the remainder are investments that are measured at fair value on a recurring basis. See Note 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information on investments measured at fair value on a recurring basis.

The Company's investments in debt securities are classified as available-for-sale securities, which are carried at fair value. As of October 28, 2016, all investments in an unrealized loss position have been in a continuous unrealized loss position for less than 12 months.

The contractual maturities of debt securities held at October 28, 2016 are as follows:

	Carrying Value	Amortized Cost
	(in millions)
Due within one year	$1,721	$1,721
Due after 1 year through 5 years	3,441	3,451
Due after 5 years through 10 years	117	118
Due after 10 years	253	254
Total	$5,532	$5,544

Short-term investments on the Condensed Consolidated Statements of Financial Position includes $136 million in variable rate notes which have contractual maturities ranging from 2021 through 2048, and are not classified within investments due within one year above.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 7 — FINANCIAL SERVICES

Dell Financial Services

The Company offers or arranges various financing options and services for its business and consumer customers in the United States, Canada, Europe, and Mexico through Dell Financial Services and its affiliates (collectively, "DFS"). The key activities of DFS include the origination, collection, and servicing of customer receivables primarily related to the purchase of Dell products and services. New financing originations, which represent the amounts of financing provided by DFS to customers for equipment and related software and services, including third-party originations, were $1.1 billion and $0.9 billion for the three months ended October 28, 2016 and October 30, 2015, respectively, and $3.0 billion and $2.8 billion for the nine months ended October 28, 2016 and October 30, 2015, respectively.

In connection with the EMC merger transaction, the Company acquired an existing notes receivable portfolio, which is included in the fixed-term customer receivables balance in the table below. See Note 3 of the Notes to the Unaudited Condensed Consolidated Financial Statements for more information about the financing receivables acquired.

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

•
Fixed-term sales-type leases and loans — The Company enters into sales-type lease arrangements with customers who desire lease financing. Leases with business customers have fixed terms of generally two to four years. Future maturities of minimum lease payments as of October 28, 2016 were as follows: Fiscal 2017 - $505 million; Fiscal 2018 - $1,462 million; Fiscal 2019 - $883 million; Fiscal 2020 - $331 million; Fiscal 2021 and beyond - $74 million. The Company also offers fixed-term loans to qualified small businesses, large commercial accounts, governmental organizations, educational entities, and certain individual consumer customers. These loans are repaid in equal payments including interest and have defined terms of generally three to five years.

The following table summarizes the components of the Company's financing receivables segregated by portfolio segment as of October 28, 2016 and January 29, 2016:

	October 28, 2016			January 29, 2016
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total
	(in millions)
Financing Receivables, net:
Customer receivables, gross	$1,008	$4,116	$5,124	$1,173	$3,637	$4,810
Allowances for losses	(95)	(51)	(146)	(118)	(58)	(176)
Customer receivables, net	913	4,065	4,978	1,055	3,579	4,634
Residual interest	—	461	461	—	458	458
Financing receivables, net	$913	$4,526	$5,439	$1,055	$4,037	$5,092
Short-term	$913	$2,136	$3,049	$1,055	$1,860	$2,915
Long-term	$—	$2,390	$2,390	$—	$2,177	$2,177

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the changes in the allowance for financing receivable losses for the respective periods:

	Three Months Ended
	October 28, 2016			October 30, 2015
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total
	(in millions)
Allowance for financing receivable losses:
Balance at beginning of period	$100	$56	$156	$127	$50	$177
Charge-offs, net of recoveries	(21)	(8)	(29)	(25)	(3)	(28)
Provision charged to income statement	16	3	19	19	4	23
Balance at end of period	$95	$51	$146	$121	$51	$172

	Nine Months Ended
	October 28, 2016			October 30, 2015
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total
	(in millions)
Allowance for financing receivable losses:
Balance at the beginning of period	$118	$58	$176	$145	$49	$194
Charge-offs, net of recoveries	(69)	(13)	(82)	(77)	(12)	(89)
Provision charged to income statement	46	6	52	53	14	67
Balance at end of period	$95	$51	$146	$121	$51	$172

The following table summarizes the aging of the Company's customer financing receivables, gross, including accrued interest, as of October 28, 2016 and January 29, 2016, segregated by class:

	October 28, 2016				January 29, 2016
	Current	Past Due 1 — 90 Days	Past Due > 90 Days	Total	Current	Past Due 1 — 90 Days	Past Due > 90 Days	Total
	(in millions)
Revolving — DPA	$696	$84	$28	$808	$812	$99	$36	$947
Revolving — DBC	178	17	5	200	202	20	4	226
Fixed-term — Consumer and Small Commercial	339	16	2	357	315	13	1	329
Fixed-term — Medium and Large Commercial	3,564	179	16	3,759	3,131	171	6	3,308
Total customer receivables, gross	$4,777	$296	$51	$5,124	$4,460	$303	$47	$4,810

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Credit Quality

The following table summarizes customer receivables, gross, including accrued interest, by credit quality indicator segregated by class, as of October 28, 2016 and January 29, 2016. The categories shown in the table below segregate customer receivables based on the relative degrees of credit risk. The credit quality indicators for DPA revolving accounts are measured primarily as of each quarter-end date, while all other indicators are generally updated on a periodic basis.

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

	October 28, 2016				January 29, 2016
	Higher	Mid	Lower	Total	Higher	Mid	Lower	Total
	(in millions)
Revolving — DPA	$131	$248	$429	$808	$148	$270	$529	$947
Revolving — DBC	$58	$59	$83	$200	$68	$65	$93	$226
Fixed-term — Consumer and Small Commercial	$111	$144	$102	$357	$93	$136	$100	$329
Fixed-term — Medium and Large Commercial	$1,811	$1,205	$743	$3,759	$1,597	$1,075	$636	$3,308

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

The following table shows financing receivables held by the consolidated VIEs as of the respective dates:

	October 28, 2016	January 29, 2016
	(in millions)
Financing receivables held by consolidated VIEs, net:
Short-term, net	$2,073	$2,125
Long-term, net	1,239	1,215
Financing receivables held by consolidated VIEs, net	$3,312	$3,340

Financing receivables transferred via securitization through SPEs were $0.6 billion and $0.7 billion for the three months ended October 28, 2016 and October 30, 2015, respectively, and $2.0 billion and $2.5 billion for the nine months ended October 28, 2016 and October 30, 2015, respectively.

Some of the SPEs have entered into financing arrangements with multi-seller conduits that, in turn, issue asset-backed debt securities in the capital markets. The structured financing debt outstanding, collateralized by the financing receivables held by

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

the consolidated VIEs, was $2.8 billion as of both October 28, 2016 and January 29, 2016. The Company's risk of loss related to securitized receivables is limited to the amount by which the Company's right to receive collections for assets securitized exceeds the amount required to pay interest, principal, and fees and expenses related to the asset-backed securities. The Company provides credit enhancement to the securitization in the form of over-collateralization.

The Company's total structured financing debt, which is collateralized by financing receivables in the United States, Canada, and Europe, was $3.4 billion as of both October 28, 2016 and January 29, 2016 under the following programs:

•
The structured financing debt program in the United States, which is related to the fixed-term lease and loan securitization program and the revolving loan securitization program, was $1.1 billion and $1.3 billion as of October 28, 2016 and January 29, 2016, respectively. This debt is collateralized solely by the U.S financing receivables in the programs. The debt has a variable interest rate and the duration of this debt is based on the terms of the underlying financing receivables. As of October 28, 2016, the total debt capacity related to the securitization programs was $2.1 billion. The Company enters into interest swap agreements to effectively convert the portion of its structured financing debt from a floating rate to a fixed rate. See Note 9 of the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information about interest rate swaps.

The Company's securitization programs became effective on October 29, 2013. The revolving program, which was extended during the third quarter of Fiscal 2017, is effective for four and one-half years. The fixed term program, which was extended during the first quarter of Fiscal 2016, is effective for four and one-half years. The programs contain standard structural features related to the performance of the securitized receivables which include defined credit losses, delinquencies, average credit scores, and minimum collection requirements. In the event one or more of these criteria are not met and the Company is unable to restructure the program, no further funding of receivables will be permitted and the timing of the Company's expected cash flows from over-collateralization will be delayed. As of October 28, 2016, these criteria were met.

•
The Company may periodically issue asset-backed debt securities to private investors. As of October 28, 2016, the associated debt balance of these securities was $1.7 billion. The asset-backed debt securities are collateralized solely by the U.S. fixed-term financing receivables in the offerings, which are held by SPEs. The interest rate on these securities is fixed and ranges from 0.26% to 3.61% and the duration of these securities is based on the terms of the underlying financing receivables.

•
In connection with the Company's international financing operations, the Company has entered into revolving structured financing debt programs related to its fixed-term lease and loan products sold in Canada and Europe. As of October 28, 2016, the Canadian program, which was extended during the nine months ended October 28, 2016, had a total debt capacity of $164 million. This program is effective for two years, beginning on April 15, 2016, and is collateralized solely by the Canadian financing receivables. The European program, which was extended during the three months ended May 1, 2015, is effective for four years, beginning on December 23, 2013. The program is collateralized solely by the European financing receivables and had a total debt capacity of $654 million as of October 28, 2016. The aggregate outstanding balances of the Canadian and European revolving structured loans as of October 28, 2016 and January 29, 2016 were $576 million and $559 million, respectively.

Financing Receivable Sales

To manage certain concentrations of customer credit exposure, the Company may sell selected fixed-term financing receivables to unrelated third parties on a periodic basis. The amount of financing receivables sold was $200 million and $40 million during the nine months ended October 28, 2016 and October 30, 2015, respectively.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 8 — DEBT

The following table summarizes the Company's outstanding debt as of the dates indicated:

	October 28, 2016	January 29, 2016
	(in millions)
Secured Debt
Structured financing debt	$3,426	$3,411
3.75% Floating rate due October 2018 ("Term Loan C Facility")	—	1,003
4.00% Floating rate due April 2020 ("Term Loan B Facility")	—	4,329
4.00% Floating rate due April 2020 ("Term Loan Euro Facility")	—	891
5.625% due October 2020 ("Senior First Lien Notes")	—	1,400
EMC merger transaction financing issued on September 7, 2016 ("Senior Secured Credit Facilities"):
4.00% Term Loan B Facility due September 2023	5,000	—
2.53% Term Loan A-1 Facility due December 2018	3,700	—
2.78% Term Loan A-2 Facility due September 2021	3,925	—
2.53% Term Loan A-3 Facility due December 2018	1,800	—
2.53% Revolving Credit Facility due September 2021	1,475	—
EMC merger transaction financing issued on June 1, 2016 ("First Lien Notes"):
3.48% due June 2019	3,750	—
4.42% due June 2021	4,500	—
5.45% due June 2023	3,750	—
6.02% due June 2026	4,500	—
8.10% due June 2036	1,500	—
8.35% due June 2046	2,000	—
Unsecured Notes and Debentures
Notes and debentures issued prior to going-private transaction:
3.10% due April 2016	—	400
5.65% due April 2018	500	500
5.875% due June 2019	600	600
4.625% due April 2021	400	400
7.10% due April 2028	300	300
6.50% due April 2038	388	388
5.40% due September 2040	265	265
EMC merger transaction financing issued on June 22, 2016 ("Senior Notes"):
5.875% due June 2021	1,625	—
7.125% due June 2024	1,625	—
Existing EMC notes assumed as part of the EMC merger transaction ("EMC Notes"):
1.875% due June 2018	2,500	—
2.650% due June 2020	2,000	—
3.375% due June 2023	1,000	—
Bridge Facilities
4.875% Asset Sale Bridge Facility due September 2017	2,200	—
2.28% Margin Bridge Facility due September 2017	2,500	—
2.28% VMware Note Bridge Facility due September 2017	1,500	—
Other	58	93
Total debt, principal amount	56,787	13,980

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	October 28, 2016	January 29, 2016
	(in millions)
Total debt, principal amount	56,787	13,980
Unamortized discount, net of unamortized premium	(310)	(221)
Debt issuance costs	(805)	(128)
Total debt, carrying value	$55,672	$13,631
Total short-term debt	$8,388	$2,981
Total long-term debt	$47,284	$10,650

Upon the closing of the EMC merger transaction, the Company repaid and terminated the ABL Credit Facility and the Term Loan Facilities obtained in connection with the going-private transaction, and redeemed the Senior First Lien Notes issued in connection with the going-private transaction. During the nine months ended October 28, 2016, the Company repaid $0.5 billion of the Revolving Credit Facility obtained in connection with the EMC merger transaction and $0.4 billion of maturing Unsecured Notes and Debentures.

To finance the EMC merger transaction, the Company issued $45.9 billion in new debt, which included proceeds from the sale of the First Lien Notes and Senior Unsecured Notes in June 2016, as well as borrowings under the Senior Secured Credit Facilities (including the Revolving Credit Facility), the Asset Sale Bridge Facility, the Margin Bridge Facility, and the VMware Note Bridge Facility at the closing of the transaction. The Company incurred approximately $245 million of other expenses related to these debt extinguishments and new borrowings. Under the terms of the agreements relating to the issuance of the First Lien Notes and Senior Unsecured Notes, the proceeds of the offerings were deposited into escrow and included in restricted cash in the Condensed Consolidated Statements of Financial Position until the closing of the EMC merger transaction, at which time such proceeds were released to finance the transaction. Upon the closing of the EMC merger transaction, the Company received pre-funded interest in the amount of $58 million that the Company had previously paid into escrow and which will be paid to the holders of the First Lien Notes and Senior Unsecured Notes on the scheduled interest payment dates, as well as investment income earned of approximately $14 million on that pre-funded interest.

Senior Secured Credit Facilities — At the closing of the EMC merger transaction on September 7, 2016, the Company entered into a credit agreement (the "Senior Secured Credit Agreement") that provides for senior secured credit facilities (the “Senior Secured Credit Facilities”) in the aggregate principal amount of $17.575 billion comprising (a) term loan facilities and (b) a senior secured Revolving Credit Facility, which includes capacity for up to $0.5 billion of letters of credit and for borrowings of up to $0.4 billion under swing-line loans. Dell International L.L.C. ("Dell International") and EMC are the borrowers under the Senior Secured Credit Facilities. As of October 28, 2016, available borrowings under the Revolving Credit Facility totaled $1.6 billion. The Senior Secured Credit Facilities provide that the borrowers have the right at any time, subject to customary conditions, to request incremental term loans or incremental revolving commitments in an aggregate principal amount of up to (a) the greater of (i) $10.0 billion and (ii) 100% of Consolidated EBITDA (as defined in the Senior Secured Credit Agreement) plus (b) an amount equal to voluntary prepayments of the term loan facilities and the revolving credit facility, subject to certain requirements, plus (c) an additional unlimited amount subject to a pro forma net first lien leverage ratio of 3.25:1.0.

Borrowings under the Senior Secured Credit Facilities bear interest at a rate per annum equal to an applicable margin, plus, at the borrowers’ option, either (a) a base rate, which, under the Term Loan B Facility, is subject to an interest rate floor of 1.75% per annum, and under all other borrowings is subject to an interest rate floor of 0% per annum, or (b) a London interbank offered rate ("LIBOR"), which, under the Term Loan B Facility, is subject to an interest rate floor of 0.75% per annum, and under all other borrowings is subject to an interest rate floor of 0% per annum. The applicable margin under the Term Loan B Facility is subject to reduction based on a first lien leverage ratio test. The applicable margins under the Term Loan A-1 Facility, the Term Loan A-2 Facility, the Term Loan A-3 Facility and the Revolving Credit Facility vary based upon a corporate ratings-based pricing schedule.

The Term Loan A-1 Facility will mature on December 31, 2018 and has no amortization. The Term Loan A-2 Facility will mature on September 7, 2021 and amortizes in equal quarterly installments in aggregate annual amounts equal to 5% of the original principal amount in each of the first two years after the date of the closing of the EMC merger transaction, 10% of the original principal amount in each of the third and fourth years after the date of the closing of the EMC merger transaction, and 70% of the original principal amount in the fifth year after the date of the closing of the EMC merger transaction. The Term

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Loan A-3 Facility will mature on December 31, 2018 and has no amortization. The Term Loan B Facility will mature on September 7, 2023 and amortizes in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount. The Revolving Credit Facility will mature on September 7, 2021 and has no amortization. The Term Loan A-1 and A-3 Facilities require the borrowers to prepay outstanding borrowings under these facilities with 100% of the net cash proceeds of certain non-ordinary course asset sales or dispositions after fully prepaying the Asset Sale Bridge Facility.  The borrowers may voluntarily repay outstanding loans under the Term Loan and Revolving Credit Facilities at any time without premium or penalty, other than customary “breakage” costs.

All obligations of the borrowers under the Senior Secured Credit Facilities and certain swap agreements, cash management arrangements, and certain letters of credit provided by any lender or agent party to the Senior Secured Credit Facilities or any of their affiliates and certain other persons are guaranteed by Denali Intermediate Inc. (“Denali Intermediate”), Dell, certain subsidiaries of Denali Intermediate, and each existing and subsequently acquired or organized direct or indirect material wholly-owned domestic restricted subsidiary of Dell, with customary exceptions. All such obligations under the Senior Secured Credit Facilities (and the guarantees thereof) and certain swap agreements, cash management arrangements, and certain letters of credit provided by any lender or agent party to the Senior Secured Credit Facilities or any of its affiliates and certain other persons are secured by (a) a first-priority security interest in certain tangible and intangible assets of the borrowers and the guarantors and (b) a first-priority pledge of 100% of the capital stock of the borrowers, Dell and each wholly-owned material restricted subsidiary of the borrowers and the guarantors, in each case subject to certain thresholds, exceptions and permitted liens.

First Lien Notes — The senior secured notes (collectively, the “First Lien Notes”) were issued on June 1, 2016 in an aggregate principal amount of $20.0 billion. As of the closing of the EMC merger transaction, Dell International and EMC are the co-issuers of the First Lien Notes. The First Lien Notes are guaranteed, subject to certain exceptions, on a joint and several basis by Dell Technologies, Denali Intermediate, Dell, and Denali Intermediate’s direct and indirect wholly-owned material domestic subsidiaries that guarantee the Senior Secured Credit Facilities. The First Lien Notes are secured, on a pari passu basis with the Senior Secured Credit Facilities, on a first-priority basis by substantially all of the tangible and intangible assets of the issuers and guarantors that secure obligations under the Senior Secured Credit Facilities, including pledges of all capital stock of the issuers, of Dell, and of certain wholly-owned material subsidiaries of the issuers and the guarantors, subject to certain exceptions.

Senior Notes — The senior unsecured notes (collectively, the "Senior Notes") were issued on June 22, 2016 in an aggregate principal amount of $3.25 billion. As of the closing of the EMC merger transaction, Dell International and EMC are the co-issuers of the Senior Notes. The Senior Notes are guaranteed, subject to certain exceptions, on a joint and several basis, by Dell Technologies, Denali Intermediate, Dell, and Denali Intermediate’s direct and indirect wholly-owned material domestic subsidiaries that guarantee the Senior Secured Credit Facilities.

Repayment and Termination of Credit Facilities — At the closing of the EMC merger transaction on September 7, 2016, the Company repaid approximately $6.1 billion of borrowings (including accrued and unpaid interest thereon) under the Company’s ABL Credit Facility and Term Loan Facilities obtained in connection with the going-private transaction and terminated such credit facilities and related credit agreements and documents.

The ABL Credit Facility provided for an asset-based senior secured revolving credit facility in an initial aggregate principal amount of approximately $2.0 billion, subject to a borrowing base consisting of certain receivables and inventory. The Term Loan Facilities originally provided for senior secured term loan facilities consisting of a $4.7 billion Term Loan B Facility, a $1.5 billion Term Loan C Facility and a €0.7 billion Term Loan Euro Facility.

Redemption of Senior First Lien Notes — In connection with the EMC merger transaction, the Company issued and delivered notices of conditional redemption to holders of the outstanding 5.625% Senior First Lien Notes due 2020 issued by them in October 2013 in connection with Dell’s going private transaction (the “Senior First Lien Notes”) to redeem (a) $0.15 billion in aggregate principal amount of the Senior First Lien Notes at a redemption price of 103% of the principal amount thereof and (b) $1.25 billion in aggregate principal amount of the Senior First Lien Notes at a redemption price equal to 100% of the principal amount thereof plus a “make-whole” premium calculated in accordance with the indenture governing the Senior First Lien Notes, in each case, plus accrued and unpaid interest thereon to but excluding the redemption date. Such redemption notices were conditioned upon, among other matters, the closing of the EMC merger transaction. On September 7, 2016, substantially concurrently with the consummation of the EMC merger transaction, the Company deposited with the trustee of the Senior First

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Lien Notes the applicable redemption payments to fund such redemptions and thereby redeemed all of the outstanding Senior First Lien Notes. The Senior First Lien Notes were issued in an aggregate original principal amount of $1.5 billion.

EMC Notes — As of September 7, 2016, EMC had outstanding approximately $2.5 billion aggregate principal amount of its 1.875% Notes due June 2018, approximately $2.0 billion aggregate principal amount of its 2.650% Notes due June 2020 and approximately $1.0 billion aggregate principal amount of its 3.375% Notes due June 2023 (collectively, the “EMC Notes”), all of which were issued pursuant to an Indenture dated as of June 6, 2013. The EMC Notes remain outstanding following the closing of the EMC merger transaction. The EMC Notes are senior unsecured obligations of EMC and are not guaranteed by any subsidiaries of EMC or by the Company or any other subsidiaries of the Company.

Structured Financing Debt — As of October 28, 2016 and January 29, 2016, the Company had $3.4 billion and $3.4 billion, respectively, in outstanding structured financing debt, which was primarily related to the fixed-term lease and loan securitization programs and the revolving loan securitization programs. See Note 7 and Note 9 of the Notes to the Unaudited Condensed Consolidated Financial Statements for further discussion of the structured financing debt and the interest rate swap agreements that hedge a portion of that debt.

Unsecured Notes and Debentures — The Company has Unsecured Notes and Debentures that were issued prior to the going-private transaction. Interest on these borrowings is payable semiannually. See "Senior Notes" above for a discussion of the Senior Unsecured Notes issued in connection with the EMC merger transaction.

Asset Sale Bridge Facility — On September 7, 2016, certain subsidiaries of the Company entered into a credit agreement providing for a senior unsecured asset sale bridge facility in an aggregate principal amount of $2.2 billion (the “Asset Sale Bridge Facility”). Dell International and EMC are the borrowers under the Asset Sale Bridge Facility, which is guaranteed by Denali Intermediate, certain subsidiaries of Denali Intermediate, Dell, and each existing and subsequently acquired or organized direct or indirect material wholly-owned domestic restricted subsidiary of Dell that guarantees the Senior Secured Credit Facilities.

Borrowings under the Asset Sale Bridge Facility bear interest (a) at a fixed rate of 4.875% per annum until the date that is the three-month anniversary of the closing date of the facility, (b) at a LIBOR-based rate plus a marginal rate of 7.50% per annum from the date that is the three-month anniversary of the closing date of the facility until the date that is the six-month anniversary of the closing date of the facility, and (c) thereafter, at a LIBOR-based rate, subject to increases of 50 basis points on the applicable margin rate every three months thereafter. Interest is payable, at the end of each interest period (but at least every three months), in arrears.

The Asset Sale Bridge Facility will mature on September 6, 2017 and has no amortization. The Asset Sale Bridge Facility requires the borrowers to prepay outstanding borrowings under the facility with 100% of the net cash proceeds of certain non-ordinary course asset sales or dispositions. The borrowers may voluntarily repay outstanding loans under the Asset Sale Bridge Facility at any time without premium or penalty, other than customary "breakage" costs.

See Note 22 of the Notes to the Unaudited Condensed Consolidated Financial Statements for information regarding the repayment and termination of the Asset Sale Bridge Facility that occurred subsequent to October 28, 2016.

Margin Bridge Facility — On September 7, 2016, Merger Sub and EMC entered into a credit agreement providing for a senior secured margin bridge facility in an aggregate principal amount of $2.5 billion (the “Margin Bridge Facility”). EMC is the borrower under the Margin Bridge Facility, which is secured solely by 77,033,442 shares of Class B common stock of VMware and any proceeds thereof.

Interest under the Margin Bridge Facility is payable, at the borrower's option, either at (a) a base rate plus 0.75% per annum or (b) a LIBOR-based rate plus 1.75% per annum. Interest is payable, in the case of loans bearing interest based on LIBOR, at the end of each interest period (but at least every three months), in arrears and, in the case of loans bearing interest based on the base rate, quarterly in arrears.

The Margin Bridge Facility will mature on September 6, 2017 and has no amortization. The Margin Bridge Facility requires the borrower to prepay outstanding borrowings under the Margin Bridge Facility with 100% of the net cash proceeds of any asset sale or other disposition of the pledged VMware shares. The borrower may voluntarily repay outstanding loans under the

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Margin Bridge Facility at any time without premium or penalty, other than customary “breakage” costs, subject to certain minimum threshold amounts for prepayment.

VMware Note Bridge Facility — On September 7, 2016, Merger Sub and EMC entered into a credit agreement providing for a senior secured note bridge facility in an aggregate principal amount of $1.5 billion (the “VMware Note Bridge Facility”). EMC is the borrower under the VMware Note Bridge Facility, which is secured solely by certain intercompany notes in an aggregate principal amount of $1.5 billion issued by VMware that are payable to EMC, and the proceeds thereof.

Interest under the VMware Note Bridge Facility is payable, at the borrower's option, either at (a) a base rate plus 0.75% per annum or (b) a LIBOR-based rate plus 1.75% per annum. Interest is payable, in the case of loans bearing interest based on LIBOR, at the end of each interest period (but at least every three months), in arrears and, in the case of loans bearing interest based on the base rate, quarterly in arrears.

The VMware Note Bridge Facility will mature on September 6, 2017 and has no amortization. The VMware Note Bridge Facility requires the borrower to prepay outstanding borrowings under the VMware Note Bridge Facility with 100% of the net cash proceeds of any asset sale or other disposition of the pledged VMware promissory notes. The borrower may voluntarily repay outstanding loans under the VMware Note Bridge Facility at any time without premium or penalty, other than customary “breakage” costs, subject to certain minimum threshold amounts for prepayment.

Aggregate Future Maturities — As of October 28, 2016, aggregate future maturities of the Company's debt were as follows:

	Maturities by Fiscal Year
	2017 (remaining three months)	2018	2019	2020	2021	Thereafter	Total
	(in millions)
Structured Financing Debt	$581	$1,754	$911	$150	$27	$3	$3,426
Senior Secured Credit Facilities and First Lien Notes	62	246	5,795	4,193	332	25,272	35,900
Unsecured Notes and Debentures	—	—	500	600	—	1,353	2,453
Senior Notes and EMC Notes	—	—	2,500	—	2,000	4,250	8,750
Bridge Facilities	—	6,200	—	—	—	—	6,200
Other	17	13	2	—	—	26	58
Total maturities, principal amount	660	8,213	9,708	4,943	2,359	30,904	56,787
Associated carrying value adjustments	(1)	(76)	(113)	(63)	—	(862)	(1,115)
Total maturities, carrying value amount	$659	$8,137	$9,595	$4,880	$2,359	$30,042	$55,672

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Covenants and Unrestricted Net Assets — The credit agreements for the Senior Secured Credit Facilities and the Asset Sale Bridge Facility contain customary negative covenants that generally limit the ability of Denali Intermediate, Dell, and Dell’s and Denali Intermediate’s other restricted subsidiaries to incur debt, create liens, make fundamental changes, enter into asset sales, make certain investments, pay dividends or distribute or redeem certain equity interests, prepay or redeem certain debt, and enter into certain transactions with affiliates. The indenture governing the Senior Notes contains customary negative covenants that generally limit the ability of Denali Intermediate, Dell, and Dell’s and Denali’s other restricted subsidiaries to incur additional debt or issue certain preferred shares, pay dividends on or make other distributions in respect of capital stock or make other restricted payments, make certain investments, sell or transfer certain assets, create liens on certain assets to secure debt, consolidate, merge, sell, or otherwise dispose of all or substantially all assets, enter into certain transactions with affiliates, and designate subsidiaries as unrestricted subsidiaries. The negative covenants under such credit agreements and indenture are subject to certain exceptions, qualifications and “baskets.” The indentures governing the First Lien Notes, the Unsecured Notes and Debentures, and the EMC Notes variously impose limitations, subject to specified exceptions, on creating certain liens, entering into sale and lease-back transactions, and entering into certain asset sales. As of October 28, 2016, the Company had certain consolidated subsidiaries that were designated as unrestricted subsidiaries for all purposes of the applicable credit agreements and the indentures governing the First Lien Notes and the Senior Notes. As of October 28, 2016, unrestricted net assets of the consolidated subsidiaries were approximately $32.8 billion. The foregoing credit agreements and indentures contain customary events of default, including failure to make required payments, failure to comply with covenants, and the occurrence of certain events of bankruptcy and insolvency.

The Term Loan A-1 Facility, the Term Loan A-2 Facility, the Term Loan A-3 Facility, and the Revolving Credit Facility are subject to a first lien net leverage ratio covenant that will be tested at the end of each fiscal quarter of Dell with respect to Dell’s preceding four fiscal quarters. The Company was in compliance with this financial covenant as of October 28, 2016.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 9 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Derivative Instruments

As part of its risk management strategy, the Company uses derivative instruments, primarily foreign currency forward and option contracts and interest rate swaps, to hedge certain foreign currency and interest rate exposures.

The Company's objective is to offset gains and losses resulting from these exposures with gains and losses on the derivative contracts used to hedge the exposures, thereby reducing volatility of earnings and protecting the fair values of assets and liabilities. For derivatives designated as cash flow hedges, the Company assesses hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative and recognizes any ineffective portion of the hedge in earnings as a component of interest and other, net. Hedge ineffectiveness recognized in earnings was not material during the three and nine months ended October 28, 2016 and October 30, 2015.

In connection with the EMC merger transaction, the Company acquired foreign exchange derivative instruments with a fair value of approximately $7.0 million as of the closing date of the transaction. The portfolio of instruments is comprised of foreign currency forward and option contracts that mature at various times within 12 months.  The Company elected to leave the acquired instruments undesignated from a hedge accounting perspective.

Foreign Exchange Risk

The Company uses foreign currency forward and option contracts designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted transactions denominated in currencies other than the U.S. dollar. Hedge accounting is applied based upon the criteria established by accounting guidance for derivative instruments and hedging activities. The risk of loss associated with purchased options is limited to premium amounts paid for the option contracts. The risk of loss associated with forward contracts is equal to the exchange rate differential from the time the contract is entered into until the time it is settled. The majority of these contracts typically expire in twelve months or less.

During the three and nine months ended October 28, 2016 and October 30, 2015, the Company did not discontinue any cash flow hedges related to foreign exchange contracts that had a material impact on the Company's results of operations due to the probability that the forecasted cash flows would not occur.

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Notional Amounts of Outstanding Derivative Instruments

The notional amounts of the Company's outstanding derivative instruments were as follows as of the dates indicated:

	October 28, 2016	January 29, 2016
	(in millions)
Foreign Exchange Contracts
Designated as cash flow hedging instruments	$3,699	$3,947
Non-designated as hedging instruments	3,016	985
Total	$6,715	$4,932

Interest Rate Contracts
Non-designated as hedging instruments	$979	$1,017

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Effect of Derivative Instruments on the Consolidated Statements of Financial Position and the Consolidated Statements of Income (Loss)

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in Accumulated OCI, Net of Tax, on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
(in millions)
For the three months ended October 28, 2016
		Total net revenue	$23
Foreign exchange contracts	$82	Total cost of net revenue	(6)
Interest rate contracts	—	Interest and other, net	—	Interest and other, net	$—
Total	$82		$17		$—

For the three months ended October 30, 2015
		Total net revenue	$25
Foreign exchange contracts	$12	Total cost of net revenue	14
Interest rate contracts	—	Interest and other, net	—	Interest and other, net	$—
Total	$12		$39		$—

For the nine months ended October 28, 2016
		Total net revenue	$(44)
Foreign exchange contracts	$(25)	Total cost of net revenue	(20)
Interest rate contracts	—	Interest and other, net	—	Interest and other, net	$—
Total	$(25)		$(64)		$—

For the nine months ended October 30, 2015
		Total net revenue	$280
Foreign exchange contracts	$72	Total cost of net revenue	32
Interest rate contracts	—	Interest and other, net	—	Interest and other, net	$(1)
Total	$72		$312		$(1)

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

	October 28, 2016
	Other Current Assets	Other Non- Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value
		(in millions)
Derivatives Designated as Hedging Instruments
Foreign exchange contracts in an asset position	$123	$—	$10	$—	$133
Foreign exchange contracts in a liability position	(3)	—	(1)	—	(4)
Net asset (liability)	120	—	9	—	129
Derivatives not Designated as Hedging Instruments
Foreign exchange contracts in an asset position	260	8	83	—	351
Foreign exchange contracts in a liability position	(184)	—	(109)	—	(293)
Interest rate contracts in an asset position	—	—	—	—	—
Interest rate contracts in a liability position	—	—	—	(1)	(1)
Net asset (liability)	76	8	(26)	(1)	57
Total derivatives at fair value	$196	$8	$(17)	$(1)	$186

	January 29, 2016
	Other Current Assets	Other Non- Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value
		(in millions)
Derivatives Designated as Hedging Instruments
Foreign exchange contracts in an asset position	$100	$—	$—	$—	$100
Foreign exchange contracts in a liability position	(11)	—	—	—	(11)
Net asset (liability)	89	—	—	—	89
Derivatives not Designated as Hedging Instruments
Foreign exchange contracts in an asset position	301	1	—	—	302
Foreign exchange contracts in a liability position	(198)	—	(5)	(3)	(206)
Interest rate contracts in an asset position	—	2	—	—	2
Interest rate contracts in a liability position	—	—	—	(4)	(4)
Net asset (liability)	103	3	(5)	(7)	94
Total derivatives at fair value	$192	$3	$(5)	$(7)	$183

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents the gross amounts of the Company's derivative instruments, amounts offset due to master netting agreements with the Company's various counterparties, and the net amounts recognized in the Condensed Consolidated Statements of Financial Position.

	October 28, 2016
	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ (Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Received or Pledged
	(in millions)
Derivative Instruments
Financial assets	$484	$(280)	$204	$—	$—	$204
Financial liabilities	(298)	280	(18)	—	—	(18)
Total Derivative Instruments	$186	$—	$186	$—	$—	$186

	January 29, 2016
	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ (Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Received or Pledged
	(in millions)
Derivative Instruments
Financial assets	$404	$(209)	$195	$—	$—	$195
Financial liabilities	(221)	209	(12)	—	—	(12)
Total Derivative Instruments	$183	$—	$183	$—	$—	$183

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 10 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table presents goodwill allocated to the Company's business segments as of October 28, 2016 and January 29, 2016, and changes in the carrying amount of goodwill for the respective periods:

	Client Solutions Group	Infrastructure Solutions Group	VMware	Other Businesses (a)	Total
	(in millions)
Balances at January 29, 2016	$4,428	$3,907	$—	$71	$8,406
Goodwill acquired (b)	—	12,561	15,117	3,597	31,275
Impact of foreign currency translation	—	(137)	—	(43)	(180)
Goodwill reclassified as held for sale (c)	—	(661)	—	—	(661)
Other adjustments (d)	(191)	(169)	—	360	—
Balances at October 28, 2016	$4,237	$15,501	$15,117	$3,985	$38,840
____________________

(a)	Other Businesses, previously referred to as Corporate, consists of offerings by RSA Information Security, SecureWorks, Pivotal, and Boomi, Inc. ("Boomi").

(b)
In connection with the EMC merger transaction on September 7, 2016, the Company recorded approximately $31.3 billion in goodwill, which has been preliminarily allocated to ISG, VMware, and Other Businesses. This amount represents the excess of the purchase price over the fair value of the assets acquired and liabilities assumed with this transaction. See Note 3 of the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information on the EMC merger transaction.

(c)
Goodwill reclassified as held for sale represents goodwill attributable to ECD, which was acquired as a part of the EMC merger transaction and subsequently classified as held for sale. See Note 4 of the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information on the ECD divestiture.

(d)
Following the completion of the SecureWorks IPO during the nine months ended October 28, 2016, goodwill attributable to the SecureWorks business was re-allocated in a manner consistent with goodwill recognized by SecureWorks on a stand-alone basis.

Goodwill and indefinite-lived intangible assets are tested for impairment annually during the third fiscal quarter and whenever events or circumstances may indicate that an impairment has occurred. Based on the results of the annual impairment test, which was a qualitative test, no impairment of goodwill or indefinite-lived intangible assets existed for any reporting unit as of October 28, 2016. Further, the Company did not have any accumulated goodwill impairment charges as of October 28, 2016.

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Intangible Assets

The Company's intangible assets as of October 28, 2016 and January 29, 2016 were as follows:

	October 28, 2016			January 29, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in millions)
Customer relationships	$22,706	$(4,895)	$17,811	$9,869	$(3,600)	$6,269
Developed technology	14,552	(1,667)	12,885	1,536	(871)	665
Trade names	1,268	(164)	1,104	318	(110)	208
Leasehold assets (liabilities)	128	(1)	127	—	—	—
Finite-lived intangible assets	38,654	(6,727)	31,927	11,723	(4,581)	7,142
In-process research and development	890	—	890	—	—	—
Indefinite-lived trade names	3,754	—	3,754	1,435	—	1,435
Total intangible assets	$43,298	$(6,727)	$36,571	$13,158	$(4,581)	$8,577

In connection with the EMC merger transaction on September 7, 2016, the Company recorded approximately $31.2 billion of identifiable intangible assets, which represents the respective fair values as of the transaction date. Of that amount, approximately $1.1 billion is related to the ECD divestiture, which is classified as held for sale and is not included in the above table. See Note 3 and Note 4 of the Notes to the Unaudited Condensed Consolidated Financial Statements for additional information on the EMC merger transaction and the ECD divestiture, respectively.

Amortization expense related to finite-lived intangible assets was approximately $1,164 million and $492 million during the three months ended October 28, 2016 and October 30, 2015, respectively, and $2,146 million and $1,478 million during the nine months ended October 28, 2016 and October 30, 2015, respectively. There were no material impairment charges related to intangible assets during the three and nine months ended October 28, 2016 and October 30, 2015.

Estimated future annual pre-tax amortization expense of finite-lived intangible assets as of October 28, 2016 over the next five fiscal years and thereafter is as follows:

Fiscal Years	(in millions)
2017 (remaining three months)	$1,492
2018	6,787
2019	5,899
2020	4,107
2021	3,214
Thereafter	10,428
Total	$31,927

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 11 — WARRANTY LIABILITY

The Company records a liability for its standard limited warranties at the time of sale for the estimated costs that may be incurred. The liability for standard warranties is included in accrued and other current liabilities and other non-current liabilities in the Condensed Consolidated Statements of Financial Position.

Changes in the Company's liabilities for standard limited warranties are presented in the following table for the periods indicated.

	Three Months Ended		Nine Months Ended
	October 28, 2016	October 30, 2015	October 28, 2016	October 30, 2015
	(in millions)
Warranty liability:
Warranty liability at beginning of period	$565	$653	$574	$679
Warranty liability assumed through EMC merger transaction	125	—	125	—
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties (a) (b)	196	189	578	592
Service obligations honored	(248)	(226)	(639)	(655)
Warranty liability at end of period	$638	$616	$638	$616
Current portion	$425	$408	$425	$408
Non-current portion	$213	$208	$213	$208
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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Lease Commitments — The Company leases property and equipment, manufacturing facilities, and office space under non-cancelable leases. Certain of these leases obligate the Company to pay taxes, maintenance, and repair costs. At October 28, 2016, future minimum lease payments under these non-cancelable leases were as follows: $63 million in Fiscal 2017; $473 million in Fiscal 2018; $373 million in Fiscal 2019; $285 million in Fiscal 2020; $221 million in Fiscal 2021; and $963 million thereafter.

For the three and nine months ended October 28, 2016, rent expense under all leases totaled $110 million and $179 million, respectively. For the three and nine months ended October 30, 2015, rent expense under all leases totaled $33 million and $99 million, respectively.

Purchase Obligations — The Company has contractual obligations to purchase goods or services, which specify significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. As of October 28, 2016, the Company had $2,510 million, $137 million, and $112 million in purchase obligations for Fiscal 2017, Fiscal 2018, and Fiscal 2019 and thereafter, respectively.

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

EMC Merger Litigation — The Company, Dell, and Universal Acquisition Co. (“Universal”) have been named as defendants in fifteen putative class-action lawsuits brought by purported EMC shareholders and VMware stockholders challenging the proposed merger between the Company, Dell, and Universal on the one hand, and EMC on the other (the “EMC merger”). Those suits are captioned as follows:

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Case		Court	Filing Date
1.	IBEW Local No. 129 Benefit Fund v. Tucci, Civ. No. 1584-3130-BLS1	Mass. Superior Court, Suffolk County	10/15/2015
2.	Barrett v. Tucci, Civ. No. 15-6023-A	Mass. Superior Court, Middlesex County	10/16/2015
3.	Graulich v. Tucci, Civ. No. 1584-3169-BLS1	Mass. Superior Court, Suffolk County	10/19/2015
4.	Vassallo v. EMC Corp., Civ. No. 1584-3173-BLS1	Mass. Superior Court, Suffolk County	10/19/2015
5.	City of Miami Police Relief & Pension Fund v. Tucci, Civ. No. 1584-3174-BLS1	Mass. Superior Court, Suffolk County	10/19/2015
6.	Lasker v. EMC Corp., Civ. No. 1584-3214-BLS1	Mass. Superior Court, Suffolk County	10/23/2015
7.	Walsh v. EMC Corp., Civ. No. 15-13654	U.S. District Court, District of Massachusetts	10/27/2015
8.	Local Union No. 373 U.A. Pension Plan v. EMC Corp., Civ. No. 1584-3253-BLS1	Mass. Superior Court, Suffolk County	10/28/2015
9.	City of Lakeland Emps.’ Pension & Ret. Fund v. Tucci, Civ. No. 1584-3269-BLS1	Mass. Superior Court, Suffolk County	10/28/2015
10.	Ma v. Tucci, Civ. No. 1584-3281-BLS1	Mass. Superior Court, Suffolk County	10/29/2015
11.	Stull v. EMC Corp., Civ. No. 15-13692	U.S. District Court, District of Massachusetts	10/30/2015
12.	Jacobs v. EMC Corp., Civ. No. 15-6318-H	Mass. Superior Court, Middlesex County	11/12/2015
13.	Ford v. VMware, Inc., C.A. No. 11714-VCL	Delaware Chancery Court	11/17/2015
14.	Pancake v. EMC Corp., Civ. No. 16-10040	U.S. District Court, District of Massachusetts	1/11/2016
15.	Booth Family Trust v. EMC Corp., Civ. No. 16-10114	U.S. District Court, District of Massachusetts	1/26/2016

The fifteen lawsuits seek, among other things, injunctive relief enjoining the EMC merger, rescission of the EMC merger if consummated, an award of fees and costs, and/or an award of damages.
The complaints in the IBEW, Barrett, Graulich, Vassallo, City of Miami, Lasker, Local Union No. 373, City of Lakeland, and Ma actions generally allege that the EMC directors breached their fiduciary duties to EMC shareholders in connection with the EMC merger by, among other things, failing to maximize shareholder value and agreeing to provisions in the EMC merger agreement that discourage competing bids. The complaints generally further allege that there were various conflicts of interest in the proposed transaction. The IBEW, Graulich, City of Miami, and Ma plaintiffs brought suit against the Company, Dell, and Universal for injunctive relief. The Barrett, Vassallo, Lasker, Lakeland, and Local Union No. 373 plaintiffs brought suit against the Company, Dell, and Universal as alleged aiders and abettors. After consolidating the nine complaints, by decision dated December 7, 2015, the Business Litigation Session of the Suffolk County Superior Court in Massachusetts, dismissed all nine complaints for failure to make a demand on the EMC board of directors. Three of the nine plaintiffs in the consolidated actions appealed the judgment dismissing their complaints. The Massachusetts Supreme Judicial Court granted an application for direct appellate review, and heard oral argument on the appeal on November 7, 2016. The outcome of the appeal is uncertain.
The complaints in the Walsh, Stull, Pancake, and Booth actions allege that the EMC directors breached their fiduciary duties to EMC shareholders in connection with the EMC merger by, among other things, failing to maximize shareholder value and agreeing to provisions in the EMC merger agreement that discourage competing bids. The complaints generally further allege that there were various conflicts of interest in the proposed transaction and that the preliminary SEC Form S-4 filed by the Company on December 14, 2015 in connection with the transaction contained material misstatements and omissions, in violation of Section 14(a) of the Securities Exchange Act of 1934 (the

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

"Exchange Act”) and SEC Rule 14a-9 promulgated thereunder (“Rule 14a-9”). Under the amended complaints, the plaintiffs in the Walsh, Stull, and Pancake actions have brought suit against the Company, Dell, and Universal under Section 20(a) of the Exchange Act as alleged controlling persons of EMC. The plaintiffs in the Booth action have brought suit against the Company, Dell, and Universal under Section 14(a) of the Exchange Act and Rule 14a-9. On April 26, 2016, the Court consolidated the actions and entered an order appointing Plaintiff Stull as lead plaintiff and his choice of counsel as lead and liaison counsel. On June 6, 2016, the Securities and Exchange Commission declared effective the Company’s registration statement on Form S-4 relating to the EMC merger (the “SEC Form S-4”), including the amendments thereto. On June 17, 2016, the parties to the Walsh, Stull, Pancake, and Booth actions submitted to the Court a Stipulation and Proposed Order Dismissing Action and Retaining Jurisdiction to Determine Plaintiffs’ Counsel’s Application for an Award of Attorneys’ Fees and Reimbursement of Expenses. In the stipulation, the plaintiffs represented to the Court that they believe sufficient information had been disclosed to warrant dismissal of the actions as moot in light of the disclosures in the SEC Form S-4, including the amendments thereto. The Court has entered the proposed order and the cases are now dismissed.

The amended complaints in the Jacobs and Ford actions allege that EMC, as the majority stockholder of VMware, Inc. ("VMware"), and the individual defendants, who are directors of EMC, VMware, or both, breached their fiduciary duties to minority stockholders of VMware in connection with the proposed EMC merger by allegedly entering into or approving a merger that favors the interests of EMC and Dell at the expense of the minority stockholders. Under the amended complaint, the plaintiffs in the Jacobs action also brought suit against the Company, Dell, and Universal as alleged aiders and abettors. Effective December 2, 2016, the parties entered into an agreement to resolve the Jacobs action, pursuant to which the plaintiff has voluntarily dismissed the action with prejudice. Under the amended complaint, the plaintiffs in the Ford action have also brought suit against the Company and Dell for alleged breach of fiduciary duties to VMware and its stockholders, and against the Company, Dell, and Universal for aiding and abetting the alleged breach of fiduciary duties by EMC and VMware’s directors. On November 17, 2015, the plaintiffs in the Ford action moved for a preliminary injunction and for expedited discovery. Certain defendants filed motions to dismiss the amended complaint in the Ford action on February 26, 2016 and February 29, 2016. On June 7, 2016, the plaintiffs in the Ford action filed a second amended complaint. Certain defendants filed motions to dismiss the second amended complaint on June 21, 2016. A hearing on the motions is scheduled for February 3, 2017.No trial date has been set in the Ford action, and the outcome is uncertain.

An adverse judgment for monetary damages on any of the EMC merger litigations could have an adverse effect on the Company’s operations.

Appraisal Proceedings — Holders of shares of Dell common stock who did not vote on September 12, 2013 in favor of the proposal to adopt the amended going-private transaction agreement and who properly demanded appraisal of their shares and who otherwise comply with the requirements of Section 262 of the Delaware General Corporate Law ("DGCL") are entitled to seek appraisal for, and obtain payment in cash for the judicially determined "fair value" (as defined pursuant to Section 262 of the DGCL) of, their shares in lieu of receiving the going-private transaction consideration. Dell initially recorded a liability of $13.75 for each share with respect to which appraisal has been demanded and as to which the demand has not been withdrawn, together with interest at the statutory rate discussed below. As of October 28, 2016, this liability was approximately $129 million, compared to approximately $593 million as of January 29, 2016, as the Company settled a substantial portion of the liability during the nine months ended October 28, 2016. Also during the nine months ended October 28, 2016, as discussed further below, the Court of Chancery ruled that that the fair value of the appraisal shares as of October 29, 2013, the date on which the going-private transaction became effective, was $17.62 per share. On November 21, 2016, the Chancery Court entered final judgment in the appraisal action. On November 22, 2016, Dell filed a notice of appeal to the Delaware Supreme Court. That appeal is pending. The Company believes it was adequately reserved for the appraisal proceedings as of October 28, 2016.

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

The Court of Chancery ruled on May 31, 2016, that the fair value of shares as of October 29, 2013, the date on which the going-private transaction became effective, was $17.62 per share. This ruling would entitle the holders of the remaining 5,505,730 shares to $17.62 per share, plus interest at a statutory rate, compounded quarterly. On June 6, 2016, the petitioners filed a motion to amend the Court’s memorandum opinion, which was denied by the Court on June 16, 2016. On November 21, 2016, the Chancery Court entered final judgment in the appraisal action. On November 22, 2016, Dell filed a notice of appeal to the Delaware Supreme Court. That appeal is pending.

On June 29, 2016, the Company, Dell, and certain funds affiliated with T. Rowe entered into a settlement agreement to resolve a dispute regarding the fair value and interest due on approximately 31,653,905 shares held by the funds, representing the 30,730,930 shares subject to claims that were dismissed on May 11, 2016 plus an additional 922,975 shares that had been previously disqualified on other grounds. The terms of the T. Rowe settlement, among other matters, provide that, in exchange for a release and dismissal of all asserted claims, the Company pay $13.75 per share for a total sum of approximately $463 million, including interest. On June 29, 2016, the Court entered an order approving the settlement, which was subsequently consummated. The remaining 5,505,730 shares not subject to the settlement agreement remain subject to the appraisal proceedings. On November 21, 2016, the Chancery Court entered final judgment in the appraisal action. On November 22, 2016, Dell filed a notice of appeal to the Delaware Supreme Court. That appeal is pending.

Securities Litigation — On May 22, 2014, a securities class action seeking compensatory damages was filed in the United States District Court for the Southern District of New York, captioned the City of Pontiac Employee Retirement System vs. Dell Inc. et. al. (Case No. 1:14-cv-03644).  The action names as defendants Dell Inc. and certain current and former executive officers, and alleges that Dell made false and misleading statements about Dell’s business operations and products between February 22, 2012 and May 22, 2012, which resulted in artificially inflated stock prices. The case was transferred to the United States District Court for the Western District of Texas, where the defendants filed a motion to dismiss. On September 16, 2016, the Court denied the motion to dismiss and the case is proceeding with discovery. The defendants believe the claims asserted are without merit and the risk of material loss is remote.

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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

Other Litigation — The various legal proceedings in which Dell is involved include commercial litigation and a variety of patent suits. In some of these cases, Dell is the sole defendant. More often, particularly in the patent suits, Dell is one of a number of defendants in the electronics and technology industries. Dell is actively defending a number of patent infringement suits, and several pending claims are in various stages of evaluation. While the number of patent cases varies over time, Dell does not currently anticipate that any of these matters will have a material adverse effect on its business, financial condition, results of operations, or cash flows.

As of October 28, 2016, the Company does not believe there is a reasonable possibility that a material loss exceeding the amounts already accrued for these or other proceedings or matters has been incurred. However, since the ultimate resolution of any such proceedings and matters is inherently unpredictable, the Company's business, financial condition, results of

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

operations, or cash flows could be materially affected in any particular period by unfavorable outcomes in one or more of these proceedings or matters. Whether the outcome of any claim, suit, assessment, investigation, or legal proceeding, individually or collectively, could have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows will depend on a number of variables, including the nature, timing, and amount of any associated expenses, amounts paid in settlement, damages, or other remedies or consequences.

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 13 — INCOME AND OTHER TAXES

For the three and nine months ended October 28, 2016, the Company's effective income tax rates for continuing operations were 29.0% and 21.1% on pre-tax losses from continuing operations of $2.3 billion and $2.9 billion, respectively. For the three and nine months ended October 30, 2015, the Company's effective income tax rates were 6.0% and 8.1% on pre-tax losses from continuing operations of $0.3 billion and $1.1 billion, respectively. The change in the Company's effective income tax rate was primarily attributable to tax benefits from charges associated with the EMC merger transaction, including purchase accounting adjustments, interest charges, and stock-based compensation expense. These benefits were partially offset by a higher mix of operating income in higher-tax jurisdictions. See Note 1 and Note 3 of the Notes to the Unaudited Condensed Consolidated Financial Statements for more information on the EMC merger transaction. The income tax rate for future quarters of Fiscal 2017 will be impacted by the actual mix of jurisdictions in which income is generated.

The differences between the estimated effective income tax rates and the U.S. federal statutory rate of 35% principally result from the Company's geographical distribution of income and differences between the book and tax treatment of certain items. A portion of the Company's operations is subject to a reduced tax rate or is free of tax under various tax holidays. A significant portion of these income tax benefits is related to a tax holiday that will expire on December 31, 2016. The Company has negotiated new terms for the affected subsidiary, which provides for a reduced income tax rate and will be effective for a two-year bridge period expiring in January 2019. The Company's other tax holidays will expire in whole or in part during Fiscal 2019 through Fiscal 2023. Many of these tax holidays and reduced tax rates may be extended when certain conditions are met or may be terminated early if certain conditions are not met.

With the EMC merger transaction, the Company acquired $6.2 billion of net deferred tax liabilities, which are included in other non-current assets and other non-current liabilities in the Condensed Consolidated Statements of Financial Position. The Company has not provided deferred taxes on undistributed earnings and other basis differences of EMC’s foreign subsidiaries as it is the Company's intention for these to remain permanently reinvested.

Subsequent to October 28, 2016, the Company effectively settled its Internal Revenue Service ("IRS") audit for fiscal years 2004 through 2006. See Note 22 of the Notes to the Unaudited Condensed Consolidated Financial Statements for more information about the settlement. The Company’s U.S. federal income tax returns for fiscal years 2007 through 2009 are currently under examination by the IRS, which issued a Revenue Agent's Report ("RAR") related to those years during the nine months ended October 28, 2016.  The IRS has proposed adjustments relating to certain tax positions taken on the tax returns with which the Company disagrees and will contest through the IRS administrative appeals procedures. Prior to the merger, EMC received an RAR for its tax years 2009 and 2010.  The Company disagrees with certain proposed adjustments in this RAR and is currently contesting through the IRS administrative appeals process.

The Company is also currently under income tax audits in various state and foreign jurisdictions.  The Company is undergoing negotiations, and in some cases contested proceedings, relating to tax matters with the taxing authorities in these jurisdictions.  The Company believes that it has provided adequate reserves related to all matters contained in tax periods open to examination.  Although the Company believes it has made adequate provisions for the uncertainties surrounding these audits, should the Company experience unfavorable outcomes, such outcomes could have a material impact on its results of operations, financial position, and cash flows.  With respect to major U.S. state and foreign taxing jurisdictions, the Company is generally not subject to tax examinations for years prior to fiscal year 2000.

Judgment is required in evaluating the Company's uncertain tax positions and determining the Company's provision for income taxes. The Company's net unrecognized tax benefits, included in accrued and other, and other non-current liabilities in the Condensed Consolidated Statements of Financial Position was $3.8 billion and $3.1 billion as of October 28, 2016 and January 29, 2016, respectively. Included in the balance as of October 28, 2016 is $547 million of unrecognized tax benefits acquired as a part of the EMC merger transaction. Other than the IRS settlement described above, the Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 14 — ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss is presented in stockholders' equity in the Condensed Consolidated Statements of Financial Position and consists of amounts related to foreign currency translation adjustments, unrealized net gains (losses) on investments, and unrealized net gains (losses) on cash flow hedges.

The following table presents changes in accumulated other comprehensive loss, net of tax, by the following components for the periods indicated:

	Foreign Currency Translation Adjustments	Investments	Cash Flow Hedges	Accumulated Other Comprehensive Loss
	(in millions)
Balances at January 29, 2016	$(358)	$—	$34	$(324)
Other comprehensive loss before reclassifications	(214)	(5)	(25)	(244)
Amounts reclassified from accumulated other comprehensive loss	—	—	64	64
Total change for the period	(214)	(5)	39	(180)
Less: Change in comprehensive income (loss) attributable to non-controlling interests	—	—	—	—
Balances at October 28, 2016	$(572)	$(5)	$73	$(504)

Amounts related to investments are reclassified to net income when gains and losses are realized. See Note 5 and Note 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements for more information on the Company's investments. Amounts related to the Company's cash flow hedges are reclassified to net income during the same period in which the items being hedged are recognized in earnings. In addition, any hedge ineffectiveness related to cash flow hedges is recognized currently in net income. See Note 9 of the Notes to the Unaudited Condensed Consolidated Financial Statements for more information on the Company's derivative instruments.

The following table presents reclassifications out of accumulated other comprehensive loss, net of tax, which consists entirely of gains and losses related to cash flow hedges, to net income (loss) for the periods presented:

	Three Months Ended		Nine Months Ended
	October 28, 2016	October 30, 2015	October 28, 2016	October 30, 2015
	(in millions)
Total reclassifications, net of tax:
Net revenue	$23	$25	$(44)	$280
Cost of net revenue	(6)	14	(20)	32
Interest and other, net	—	—	—	(1)
Total reclassifications, net of tax benefit (expense) of $(2) and $4, respectively and $3 and $12, respectively	$17	$39	$(64)	$311

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 15 — NON-CONTROLLING INTERESTS

SecureWorks — On April 27, 2016, SecureWorks completed a registered underwritten IPO of its Class A common stock. The non-controlling interests' share of equity in SecureWorks is reflected as a component of the non-controlling interests in the accompanying Condensed Consolidated Statements of Financial Position and was $88 million and $0 million as of October 28, 2016 and January 29, 2016, respectively. As of October 28, 2016, Dell Technologies held approximately 87.5% of the outstanding equity interest in SecureWorks.

The following non-controlling interests were assumed on September 7, 2016 in connection with the EMC merger transaction:

VMware — The non-controlling interests' share of equity in VMware is reflected as a component of the non-controlling interests on the accompanying Condensed Consolidated Statements of Financial Position and was $4,967 million as of October 28, 2016. As of October 28, 2016, the Company held approximately 83.3% of the outstanding equity interest in VMware.

Pivotal — A portion of the non-controlling interest in Pivotal is held by third parties in the form of a preferred equity instrument. Consequently, there is no net income attributable to such interest in Pivotal in the Condensed Consolidated Statements of Income (Loss). Additionally, due to the terms of the preferred equity instrument, the non-controlling interests in the Condensed Consolidated Statements of Financial Position are generally not impacted by Pivotal’s equity-related activity. The preferred equity instrument is convertible into common shares at the non-controlling owner's election at any time.

The portion of the results of operations of Pivotal allocable to its other owners, whose interest is held in the form of common stock, is reflected as an adjustment to net income attributable to Dell Technologies in the accompanying Condensed Consolidated Statements of Income. The non-controlling interests’ share of equity in Pivotal is reflected as a component of the non-controlling interests in the accompanying Condensed Consolidated Statements of Financial Position and was $884 million as of October 28, 2016. As of October 28, 2016, the Company held approximately 77.4% of the outstanding equity interest in Pivotal.

The effect of changes in the Company's ownership interest in SecureWorks, VMware, and Pivotal on the Company's equity was as follows:

Nine Months Ended
October 28, 2016
(in millions)
Net loss attributable to Dell Technologies Inc.	$(1,436)
Transfers (to) from the non-controlling interests:
Increase in Dell Technologies' additional paid-in-capital for equity issuances	37
Decrease in Dell Technologies' additional paid-in-capital for other equity activity	(398)
Net transfers to non-controlling interests	(361)
Change from net loss attributable to Dell Technologies Inc. and transfers to the non-controlling interests	$(1,797)

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 16 — EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is based on the weighted-average effect of all common shares issued and outstanding and is calculated by dividing net income (loss) by the weighted-average shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares used in the basic earnings (loss) per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive instruments. The Company excludes equity instruments from the calculation of diluted earnings (loss) per share if the effect of including such instruments is antidilutive.

The Company has two groups of common stock, denoted as the DHI Group Common Stock and the Class V Common Stock. The DHI Group Common Stock consists of four classes of common stock, referred to as Class A Common Stock, Class B Common Stock, Class C Common Stock, and Class D Common Stock. The DHI Group generally refers to the direct and indirect interest of Dell Technologies in all of Dell Technologies' business, assets, properties, liabilities, and preferred stock other than those attributable to the Class V Group, as well as its retained interest in the Class V Group equal to approximately 35% of the Company's economic interest in the Class V Group as of the closing date of the EMC merger transaction. The Class V Common Stock is intended to track the economic performance of approximately 65% of the Company's economic interest in the Class V Group as of such date. As of the closing date of the EMC merger transaction, the Class V Group consisted of approximately 343 million shares of common stock of VMware held by the Company. See Note 17 of the Notes to the Unaudited Condensed Consolidated Financial Statements and Exhibit 99.1 filed with this report for more information regarding the allocation of earnings from Dell Technologies' interest in VMware between the DHI Group and the Class V Common Stock.

For purposes of calculating earnings (loss) per share, the Company used the two-class method. As all classes of DHI Group Common Stock share the same rights in dividends, basic and diluted earnings (loss) per share are the same for each class of DHI Group Common Stock.
The following table sets forth basic and diluted earnings (loss) per share for each of the periods presented:

	Three Months Ended		Nine Months Ended
	October 28, 2016	October 30, 2015	October 28, 2016	October 30, 2015
	(in millions, except per share amounts)
Earnings (loss) per share attributable to Dell Technologies Inc. - basic:
Continuing operations - Class V Common Stock - basic	$0.79	$—	$0.79	$—
Continuing operations - DHI Group - basic	$(3.62)	$(0.65)	$(5.70)	$(2.47)
Discontinued operations - DHI Group - basic	$(0.88)	$0.21	$2.01	$0.13

Earnings (loss) per share attributable to Dell Technologies Inc. - diluted:
Continuing operations - Class V Common Stock - diluted	$0.78	$—	$0.78	$—
Continuing operations - DHI Group - diluted	$(3.63)	$(0.65)	$(5.70)	$(2.47)
Discontinued operations - DHI Group - diluted	$(0.88)	$0.21	$2.01	$0.13

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table sets forth the computation of basic and diluted earnings (loss) per share for each of the periods presented:

	Three Months Ended		Nine Months Ended
	October 28, 2016	October 30, 2015	October 28, 2016	October 30, 2015
	(in millions, except per share amounts)
Numerator: Continuing operations - Class V Common Stock
Net income from continuing operations attributable to Class V Common Stock - basic	$175	$—	$175	$—
Incremental dilution from VMware attributable to Class V Common Stock (a)	(2)	—	(2)	—
Net income from continuing operations attributable to Class V Common Stock - diluted	$173	$—	$173	$—

Numerator: Continuing operations - DHI Group
Net loss from continuing operations attributable to DHI Group - basic	$(1,801)	$(264)	$(2,486)	$(1,000)
Incremental dilution from VMware attributable to DHI Group (a)	(1)	—	(1)	—
Net loss from continuing operations attributable to DHI Group - diluted	$(1,802)	$(264)	$(2,487)	$(1,000)

Numerator: Discontinued operations - DHI Group
Income (loss) from discontinued operations, net of income taxes - basic and diluted	$(438)	$84	$875	$51

Denominator: Class V Common Stock weighted-average shares outstanding
Weighted-average shares outstanding - basic	222	—	222	—
Dilutive effect of options, restricted stock units, restricted stock, and other (b)	—	—	—	—
Weighted-average shares outstanding - diluted	222	—	222	—
Weighted-average shares outstanding - antidilutive (b)	—	—	—	—

Denominator: DHI Group weighted-average shares outstanding
Weighted-average shares outstanding - basic	497	405	436	405
Dilutive effect of options, restricted stock units, restricted stock, and other	—	—	—	—
Weighted-average shares outstanding - diluted	497	405	436	405
Weighted-average shares outstanding - antidilutive (c)	33	55	30	54
____________________

(a)
The incremental dilution from VMware represents the impact of VMware's dilutive securities on the DHI Group and Class V Common Stock's respective diluted earnings (loss) per share and is calculated by multiplying the difference between VMware's basic and diluted earnings (loss) per share by the number of VMware shares owned by the Company.

(b)
The dilutive effect of Class V stock-based incentive awards was not material to the calculation of the weighted-average Class V Common Stock outstanding. The antidilutive effect of these awards was also not material.

(c)
Stock-based incentive awards have been excluded from the calculation of the DHI Group's diluted earnings (loss) per share because their effect would have been antidilutive, as the Company had a net loss from continuing operations attributable to the DHI Group for the periods presented.

The following table presents a reconciliation to the consolidated net income (loss) attributable to Dell Technologies Inc.:

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 28, 2016	October 30, 2015	October 28, 2016	October 30, 2015
	(in millions)
Net income from continuing operations attributable to Class V Common Stock	175	—	175	—
Net loss from continuing operations attributable to DHI Group	(1,801)	(264)	(2,486)	(1,000)
Net loss from continuing operations attributable to Dell Technologies Inc.	(1,626)	(264)	(2,311)	(1,000)
Income (loss) from discontinued operations, net of income taxes	(438)	84	875	51
Net loss attributable to Dell Technologies Inc.	(2,064)	(180)	(1,436)	(949)

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 17 — CAPITALIZATION

Reclassification — On September 5, 2016, before the registration of the Class V Common Stock of Dell Technologies under Section 12 of the Securities Exchange Act of 1934 in connection with the EMC merger transaction, holders of a majority of the outstanding shares of the Company’s Series A Common Stock, Series B Common Stock, and Series C Common Stock approved the Fourth Amended and Restated Certificate of Incorporation of the Company (the “Amended and Restated Certificate of Incorporation”) and the Amended and Restated Bylaws of the Company (the “Amended and Restated Bylaws”). The Amended and Restated Certificate of Incorporation and the Amended and Restated Bylaws became effective on September 7, 2016 before the closing of the EMC merger transaction. Upon the effectiveness of the Amended and Restated Certificate of Incorporation, the outstanding shares of the Company’s Series A Common Stock, Series B Common Stock, and Series C Common Stock were automatically reclassified on a one-for-one basis into newly authorized shares of the Company’s Class A Common Stock, Class B Common Stock, and Class C Common Stock, respectively (the “Reclassification”). The Amended and Restated Certificate of Incorporation also amended the Company’s prior certificate of incorporation to authorize the Class D Common Stock and the Class V Common Stock. The Reclassification did not affect the Company’s consolidated financial position or results of operations. Share information in the Condensed Consolidated Financial Statements has been restated to reflect the Reclassification.

The following table summarizes the Company's common stock for the periods indicated:

	Authorized	Issued	Outstanding
	(in millions)
Common stock as of January 29, 2016
Series A	350	307	307
Series B	150	98	98
Series C	200	—	—
	700	405	405

Common stock as of October 28. 2016
Class A	600	409	409
Class B	200	137	137
Class C	900	22	22
Class D	100	—	—
Class V	343	223	219
	2,143	791	787

Preferred Stock — Dell Technologies is authorized to issue one million shares of preferred stock, par value $.01 per share. As of October 28, 2016, no shares of preferred stock were issued or outstanding.

Common Stock

DHI Group Common Stock  — The Class A Common Stock, the Class B Common Stock, the Class C Common Stock, and the Class D Common Stock are collectively referred to as the DHI Group Common Stock. The par value for all classes of DHI Group Common Stock is $.01 per share. The Class A Common Stock, the Class B Common Stock, the Class C Common Stock, and the Class D Common Stock share equally in dividends declared or accumulated and have equal participation rights in undistributed earnings.

Class V Common Stock — In connection with the EMC merger transaction, Dell Technologies authorized the issuance of 343 million shares of Class V Common Stock. Dell Technologies issued 223 million shares of Class V Common Stock to EMC shareholders on September 7, 2016 in connection with the closing of the EMC merger transaction. These 223 million shares are intended to track the economic performance of approximately 65% of Dell Technologies' economic interest in the Class V Group as of the closing date of the EMC merger transaction, while the remaining 120 million authorized and unissued shares represent the DHI Group's retained interest in approximately 35% of Dell Technologies' economic interest in the Class V Group

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

as of such date. As of the closing date of the EMC merger transaction, the assets of the Class V Group consisted solely of 343 million shares of VMware common stock held by the Company. Each share of Class V Common Stock is identical in all respects and has equal rights, powers, and privileges to each other share of Class V Common Stock.

Dell Technologies' board of directors may, with the approval of the independent capital stock committee of the board of directors, reallocate assets or liabilities between the Class V Group and the DHI Group, which could result in a change to the DHI Group's retained interest in the Class V Group. The relative economic interests of the two Groups, including the DHI Group's retained interest in the Class V Group, could also change further if the Company issues or repurchases additional shares of Class V Common Stock.

See Exhibit 99.1 for more information regarding Unaudited Attributed Financial Information for Class V Group.

The Company has the authority and discretion to declare and pay (or to refrain from declaring and paying) dividends on outstanding shares of DHI Group Common Stock and dividends on outstanding shares of Class V Common Stock, in equal or unequal amounts, or only on the DHI Common Stock or the Class V Common Stock. In the event of a liquidation, dissolution, distribution of assets, or winding up of the Company, the holders of shares of DHI Common Stock and the holders of shares of Class V Common Stock will be entitled to receive their proportionate interests in the assets of the Company remaining for distribution to holders of stock in proportion to the respective number of liquidation units per share of DHI Common Stock and Class V Common Stock, respectively.

Repurchases of Common Stock

Class V Common Stock Repurchases and Treasury Stock — On September 7, 2016, the Company's board of directors approved a stock repurchase program under which the Company is authorized to use assets of the DHI Group to repurchase up to $1.0 billion of shares of the Class V Common Stock over a two-year period. During the three months ended October 28, 2016, the Company repurchased 4 million shares of Class V Common Stock for $165 million, leaving 219 million shares outstanding as of the end of the quarter. The 4 million shares of Class V Common Stock were repurchased using cash of the DHI Group and are being held as treasury stock at cost. As of October 28, 2016, as a result of these repurchases, the holders of the Class V Common Stock owned shares which in the aggregate track the economic performance of approximately 64% of Dell Technologies' economic interest in the Class V Group, and the remaining 36% economic interest in the Class V Group was retained by the DHI Group. At October 28, 2016, the Company's remaining authorized amount for share repurchases was $835 million.

DHI Group Common Stock Repurchases and Treasury Stock — During the nine months ended October 28, 2016, the Company repurchased an immaterial number of shares of DHI Group Common Stock for approximately $10 million.

VMware Class A Common Stock Repurchases — In April 2016, VMware's board of directors authorized the repurchase of up to $1.2 billion of VMware's Class A common stock through the end of 2016. All shares repurchased under VMware's stock repurchase programs are retired. During the period from September 7, 2016 through October 28, 2016, VMware repurchased $611 million of its Class A common stock. The authorized amount for repurchases of VMware common stock was entirely utilized as of October 28, 2016.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 18 — STOCK-BASED COMPENSATION

Dell Technologies Inc. 2013 Stock Incentive Plan — On September 7, 2016, at the effective time of the EMC merger transaction, the Denali Holding Inc. 2013 Stock Incentive Plan (the “2013 Plan”) was amended and restated as the Dell Technologies Inc. 2013 Stock Incentive Plan (the "Restated Plan"). Employees, consultants, non-employee directors, and other service providers of the Company or its affiliates are eligible to participate in the Restated Plan. The Restated Plan authorizes the issuance of an aggregate of 75 million shares of the Company’s Class C Common Stock and 500,000 shares of the Company’s Class V Common Stock, of which approximately 61 million shares of Class C Common Stock were previously reserved for issuance under the 2013 Plan. The Restated Plan authorizes the Company to grant stock options, restricted stock units ("RSUs"), stock appreciation rights ("SARs"), restricted stock awards ("RSAs"), and dividend equivalents.

As of October 28, 2016 and January 29, 2016, there were approximately 21 million and 17 million shares, respectively, of common stock of Dell Technologies available for future grants under the Restated Plan and the 2013 Plan.

Stock Option Agreements — Stock options granted under the Restated Plan include service-based awards and performance-based awards. A majority of the service-based stock options vest pro-rata at each option anniversary date over a five year period. Performance-based stock options, with a market condition, become exercisable upon achievement of return on equity ("ROE") metrics up to the seven year anniversary of the going-private transaction date, depending upon the achievement of the market condition. Both service-based and performance-based stock options are granted with option exercise prices equal to the fair market value of the Company's common stock, as determined by the Company's board of directors. Generally, common stock issued under both service-based and performance-based awards are subject to liquidity events, such as an initial public offering, change in control, sales of common stock under an annual company liquidity program, and calls and puts resulting upon the occurrence of specified events. A majority of the stock options expire ten years after the date of grant. Compensation expense for service-based stock options is recognized on a straight-line basis over the requisite service period, while compensation expense for performance-based stock options, with a market condition, is recognized on a graded accelerated basis net of estimated forfeitures over the requisite service period.

Stock Option Activity — The following table summarizes stock option activity during the nine months ended October 28, 2016:

	Number of Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in millions)	(per share)	(in years)	(in millions)
Options outstanding, January 29, 2016	54	$14.30
Granted	2	28.04
Exercised	(1)	14.22
Forfeited	(2)	17.97
Canceled/expired	—	—
Options outstanding, October 28, 2016 (a)	53	$14.79	7.0	$682
Options vested and expected to vest (net of estimated forfeitures), October 28, 2016	50	$14.79	7.0	$635
Options exercisable, October 28, 2016	11	$14.14	6.9	$143
____________________

(a)	Of the 53 million stock options outstanding on October 28, 2016, 23 million related to performance-based awards and 30 million related to service-based awards.

The total fair value of options vested was $1 million and $4 million for the three and nine months ended October 28, 2016, respectively, and $18 million and $20 million for the three and nine months ended October 30, 2015, respectively. The intrinsic value of the options exercised was $9 million and $14 million for the three and nine months ended October 28, 2016, respectively, and immaterial and $3 million for the three and nine months ended October 30, 2015, respectively. As of October 28, 2016 and January 29, 2016, there was $122 million and $183 million, respectively, of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested stock options expected to be recognized over a weighted-average period of 2.9 years and 3.6 years, respectively.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The tax benefit related to stock option expense was $9 million and $24 million for the three and nine months ended October 28, 2016, respectively, and $7 million and $19 million for the three and nine months ended October 30, 2015, respectively.

In connection with the EMC merger transaction and in accordance with the merger agreement, certain executives holding unvested restricted stock units of EMC ("EMC RSUs") were given the opportunity to elect to exchange each unvested EMC RSU held by such executives that would otherwise have vested in the ordinary course on or after January 1, 2017 for (a) a deferred cash award having a cash value equal to the closing price of a share of EMC common stock on the last trading day before the closing date of the EMC merger transaction, or $29.05, and (b) an option ("rollover option") to purchase a share of Class C Common Stock of Dell Technologies ("the rollover opportunity"). The rollover options have a three-year term and a per share exercise price equal to the fair market value of a share of Class C Common Stock on the date of grant, or $27.50, and, to the extent vested, may be exercised using a cashless exercise method for both the exercise price and the applicable minimum required tax withholding (subject to certain limitations). Each deferred cash award will vest, and each rollover option will vest and thereby become exercisable, on the same schedule as the EMC RSU for which they were exchanged (with any performance-vesting condition deemed satisfied at the target level of performance upon the closing of the EMC merger transaction). Pursuant to the rollover opportunity, options to purchase shares of Class C Common Stock were issued and have been included within the stock option activity table above as granted options.

Valuation of Service-Based Stock Option Awards — For service-based stock options granted under the 2013 Plan and the Restated Plan, the Company utilized the Black-Scholes option pricing model to estimate the fair value of stock options at the grant date. The Black-Scholes option pricing model incorporates various assumptions, including leveraged adjusted volatility of a public peer group, expected term, risk-free interest rates, and dividend yields. The weighted assumptions utilized for valuation of options under this model as well as the weighted-average grant date fair value of stock options granted during the respective periods are presented below.

The expected term is based on historical experience and on the terms and conditions of the stock awards granted to employees. For the periods presented, option valuations used leverage-adjusted volatility of a peer group and the expected term was based on analysis of the Company's historical option settlement experience and on the terms and conditions of the stock awards granted.

The assumptions utilized in this model as well as the weighted-average grant date fair value of stock options granted are presented below:

	Nine Months Ended
	October 28, 2016	October 30, 2015
Weighted-average grant date fair value of stock options granted per option	$10.39	$10.05
Expected term (in years)	3.3	5.1
Risk-free rate (U.S. Government Treasury Note)	1.0%	1.5%
Expected volatility	52%	46%
Expected dividend yield	—%	—%
Forfeiture Rate	6.1%	6.1%

Valuation of Performance-Based Stock Option Awards — For performance-based stock options granted under the 2013 Plan and the Restated Plan, the Company utilized the Monte Carlo valuation model to simulate probabilities of achievement of the market condition and the grant date fair value. The valuation model for performance-based option grants during the nine months ended October 28, 2016 and October 30, 2015 used a weighted-average leverage adjusted 5 years peer volatility and corresponding risk free interest rate. Upon fulfillment of a ROE condition, a specific portion of the performance options become exercisable.  An embedded binomial lattice option pricing model was used to determine the value of these exercisable options using the assumption that each option will be exercised at the midpoint between the date of satisfaction of a ROE condition and the expiration date of such option.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The assumptions utilized in this model as well as the weighted-average grant date fair value of stock options granted are presented below:

	Nine Months Ended
	October 28, 2016	October 30, 2015
Weighted-average grant date fair value of stock options granted per option	$8.83	$10.85
Expected term (in years)	—	—
Risk-free rate (U.S. Government Treasury Note)	1.7%	2.0%
Expected volatility	44%	50%
Expected dividend yield	—%	—%
Forfeiture Rate	6.1%	6.1%

Restricted Stock Unit Awards — The Company's restricted stock primarily consists of RSU awards granted to employees. RSUs are valued based on the Company's Class C Common Stock price on the date of grant. The shares underlying the RSU awards are not issued until the RSU vests. Upon vesting, each RSU converts into one share of Class C Common Stock.

The Company's restricted stock also includes performance stock units ("PSU") awards, which have been granted to certain of the Company's executives and employees. The PSU awards include performance conditions and, in certain cases, a time-based vesting component. For PSU awards granted under the 2013 Plan and the Restated Plan, the Company utilized the Monte Carlo valuation model to simulate the probabilities of achievement of the market condition and the grant date fair value. The vesting and payout of the PSU awards depends upon the return on equity achieved on various measurement dates and liquidity events. Upon fulfillment of a ROE condition, a specific portion of the PSU award becomes exercisable.

The following table summarizes non-vested restricted stock and restricted stock units activity during the nine months ended October 28, 2016:

	Number of Shares	Weighted- Average Grant Date Fair Value
	(in millions)	(per share)
Non-vested restricted stock unit balance, January 29, 2016	—	$—
Granted	11	19.58
Vested	—	—
Forfeited	—	—
Non-vested restricted stock unit balance, October 28, 2016 (a)	11	$19.58
_________________

(a)	Of the 11 million non-vested restricted stock units, 6 million related to performance-based awards and 5 million related to service-based awards.

As of October 28, 2016 and January 29, 2016 there was $174 million and $1 million, respectively, of unrecognized stock-based compensation expense, net of estimated forfeitures, related to these awards expected to be recognized over a weighted-average period of approximately 2.9 years and 1.9 years, respectively.

SecureWorks Long-Term Incentive Plan — In connection with the SecureWorks IPO, its board of directors adopted the SecureWorks 2016 Long-Term Incentive Plan ("2016 Plan"). The 2016 Plan became effective on April 18, 2016 and will expire on the tenth anniversary of the effective date unless the 2016 Plan is terminated earlier by the board of directors or in connection with a change in control of SecureWorks Corp. SecureWorks has reserved 8,500,000 shares of Class A common stock for issuance pursuant to awards under the 2016 Plan. The 2016 Plan provides for the grant of options, SARs, RSAs, RSUs, deferred stock units, unrestricted stock, dividend equivalent rights, other equity-based awards and cash bonus awards. Awards may be granted under the 2016 Plan to individuals who are employees, officers, or non-employee directors of SecureWorks or any of its affiliates, consultants and advisors who perform services for SecureWorks or any of its affiliates, and

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

any other individual whose participation in the 2016 Plan is determined to be in the best interests of SecureWorks by the compensation committee of the board of directors.

The stock option and restricted stock units activity under the 2016 Plan was not material during the nine months ended October 28, 2016.

VMware

The following VMware stock incentive plans were assumed on September 7, 2016 in connection with the EMC merger transaction:

VMware Equity Plans — In June 2007, VMware adopted its 2007 Equity and Incentive Plan (the “2007 Plan”). As of October 28, 2016, the number of authorized shares under the 2007 Plan was 122 million. The number of shares underlying outstanding equity awards that VMware assumes in the course of business acquisitions are also added to the 2007 Plan reserve on an as-converted basis. VMware has assumed 4 million shares, which accordingly have been added to the authorized shares under the 2007 Plan reserve.

Awards under the 2007 Plan may be in the form of stock-based awards such as RSUs or stock options. Generally, restricted stock grants made under the 2007 Plan have a three-year to four-year period over which they vest and vest 25% the first year and semi-annually thereafter. VMware’s Compensation and Corporate Governance Committee determines the vesting schedule for all equity awards. VMware’s restricted stock also include PSU awards, which have been granted to certain VMware executives and employees. The PSU awards include performance conditions and, in certain cases, a time-based vesting component. Upon vesting, each PSU award will convert into VMware’s Class A common stock at various ratios ranging from 0.5 to 2.0 shares per PSU, depending upon the degree of achievement of the performance target designated by each individual award. If minimum performance thresholds are not achieved, then no shares will be issued.

The exercise price for a stock option awarded under the 2007 Plan shall not be less than 100% of the fair market value of VMware Class A common stock on the date of grant. Most options granted under the 2007 Plan vest 25% after the first year and monthly thereafter over the following three years and expire between six and seven years from the date of grant. VMware utilizes both authorized and unissued shares to satisfy all shares issued under the 2007 Plan. As of October 28, 2016, there were an aggregate of 15 million shares of common stock available for issuance pursuant to future grants under the 2007 Plan.

VMware Stock Options — The following table summarizes stock option activity for VMware employees in VMware stock options:

	Number of Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in millions)	(per share)	(in years)	(in millions)
Options outstanding, September 7, 2016	2	$65.01
Granted	—	—
Exercised	—	—
Forfeited	—	—
Canceled/Expired	—	—
Options outstanding, October 28, 2016 (a)	2	$65.80	4.6	$44
Options vested and expected to vest (net of estimated forfeitures), October 28, 2016	2	$65.44	4.6	$44
Options exercisable, October 28, 2016	1	$64.95	4.5	$29
_________________
(a) Stock option activity during the period was immaterial. The ending weighted-average exercise price was calculated based on underlying options outstanding as of October 28, 2016.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The above table includes stock options granted in conjunction with unvested stock options assumed in business combinations. As a result, the weighted-average exercise price per share may vary from the VMware stock price at time of grant. Aggregate intrinsic values represent the total pretax intrinsic values based on VMware’s closing stock price of $77.65 as of October 28, 2016 as reported on the NYSE, which would have been received by the option holders had all in-the-money options been exercised as of that date. The total fair value of VMware stock options that vested during the period from September 7, 2016 through October 28, 2016 was $4 million. The intrinsic value of the options exercised during the period from September 7, 2016 through October 28, 2016 was $3 million. During the period from September 7, 2016 through October 28, 2016, $1 million in cash was received from the stock option exercises.

The tax benefit related to stock option expense was $1 million from the period from September 7, 2016 through October 28, 2016. As of October 28, 2016, there was $21 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested stock options expected to be recognized over a weighted-average period of 0.8 years.

Fair Value of VMware Options — The fair value of each option to acquire VMware Class A common stock granted is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average grant date fair value of VMware stock options can fluctuate from period to period primarily due to higher valued options assumed through business combinations with exercise prices lower than the fair market value of VMware’s stock on the date of grant.

For all equity awards granted, volatility is based on an analysis of historical stock prices and implied volatilities of VMware’s Class A common stock. The expected term is based on historical exercise patterns and post-vesting termination behavior, the term of the purchase period for grants made under VMware's employee stock purchase plan, or the weighted-average remaining term for options assumed in acquisitions. VMware’s expected dividend yield input was zero as it has not historically paid, nor expects in the future to pay, cash dividends on its common stock. The risk-free interest rate is based on a U.S. Treasury instrument whose term is consistent with the expected term of the stock options.

There were no options granted during the period from September 7, 2016 through October 28, 2016.

VMware Restricted Stock — The following table summarizes VMware's restricted stock activity since September 7, 2016:

	Number of Shares	Weighted- Average Grant Date Fair Value
	(in millions)	(per share)
Non-vested restricted stock unit balance, September 7, 2016	22	$67.01
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested restricted stock unit balance, October 28, 2016	22	$66.92
_________________
(a) Stock option activity during the period was immaterial. The ending weighted-average exercise price was calculated based on underlying unvested RSU balance as of October 28, 2016.

As of October 28, 2016, restricted stock representing 22 million shares of VMware’s Class A common stock was outstanding, with an aggregate intrinsic value of $1,690 million based on VMware’s closing price as of October 28, 2016 as reported on the NYSE. The total fair value of VMware restricted stock awards that vested during the period from September 7, 2016 through October 28, 2016 was $20 million. As of October 28, 2016, there was $998 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to these awards expected to be recognized over a weighted-average period of approximately 1.5 years.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Stock-based Compensation Expense — Stock-based compensation expense for the Company was allocated as follows for the respective periods:

	Three Months Ended		Nine Months Ended
	October 28, 2016	October 30, 2015	October 28, 2016	October 30, 2015
		(in millions)
Stock-based compensation expense (a) (b):
Cost of net revenue	$13	$3	$17	$7
Operating expenses	137	16	166	46
Stock-based compensation expense before taxes	150	19	183	53
Income tax benefit	(47)	(7)	(59)	(19)
Stock-based compensation expense, net of income taxes	$103	$12	$124	$34
____________________

(a)
As a result of the EMC merger transaction, stock-based compensation expense for the three and nine months ended October 28, 2016 includes $108 million related to VMware plans for the period from September 7, 2016 through October 28, 2016.

(b)
Stock-based compensation expense for the three and nine months ended October 28, 2016 does not include $807 million of post-merger stock compensation expense and related taxes resulting from the EMC merger transaction. See Note 3 of the Notes to the Unaudited Condensed Consolidated Financial Statements for more information on the EMC merger transaction.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 19 — REDEEMABLE SHARES

Awards under the Restated Plan and the 2013 Plan described in Note 18 of the Notes to the Unaudited Condensed Consolidated Financial Statements include certain rights that allow the holder to exercise a put feature for the underlying Class C Common Stock after a six-month holding period following the issuance of such common stock, requiring the Company to purchase the stock at its fair market value. Accordingly, these awards are subject to reclassification from equity to temporary equity, and the Company determines the amounts to be classified as temporary equity as follows:

•
For stock options subject to service requirements, the intrinsic value of the option is multiplied by the portion of the option for which services have been rendered. Upon exercise of the option, the amount in temporary equity represents the fair value of the Class C Common Stock.

•
For SARs, RSUs, and RSAs, any of which stock award types are subject to service requirements, the fair value of the share is multiplied by the portion of the share for which services have been rendered.

•	For share-based arrangements that are subject to the occurrence of a contingent event, those amounts are not reclassified to temporary equity until the contingency has been satisfied.
The amount of redeemable shares classified as temporary equity as of October 28, 2016 and January 29, 2016 was $187 million and $106 million, respectively. As of October 28, 2016, the redeemable shares consisted of 1.0 million issued and outstanding common shares, 8.0 million RSUs, 2.7 million RSAs, and 36.0 million outstanding stock options. As of January 29, 2016, the redeemable shares consisted of 0.9 million issued and outstanding common shares, 0.1 million unvested restricted stock units, and 18.6 million outstanding stock options.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 20 — SEGMENT INFORMATION

With the closing of the EMC merger transaction on September 7, 2016 and the classification of Dell Services and DSG as discontinued operations during the nine months ended October 28, 2016, the Company now has three reportable segments that are based on the following business units: Client Solutions Group ("CSG"); Infrastructure Solutions Group ("ISG"); and VMware. The ISG segment represents the Company's previous Enterprise Solutions Group ("ESG") segment and EMC’s Information Storage segment. There was no change in the way Dell's legacy business results are allocated between the CSG and ESG (now referred to as ISG) segments as a result of the EMC merger transaction.

CSG includes sales to commercial and consumer customers of desktops, thin client products, notebooks, as well as services and third-party software and peripherals closely tied to the sale of CSG hardware. ISG includes servers, networking, and storage, as well as services and third-party software and peripherals that are closely tied to the sale of ISG hardware. VMware includes a broad portfolio of virtualization technologies across three main product groups: software-defined data center; hybrid cloud computing; and end-user computing.

The reportable segments disclosed herein are based on information reviewed by the Company's management to evaluate the business segment results. The Company's measure of segment operating income for management reporting purposes excludes the impact of other businesses, purchase accounting, amortization of intangible assets, unallocated corporate transactions, severance and facility action costs, and transaction-related expenses. The Company does not allocate assets to the above reportable segments for internal reporting purposes.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents a reconciliation of net revenue by the Company’s reportable segments to the Company’s consolidated net revenue as well as a reconciliation of consolidated segment operating income (loss) to the Company’s consolidated operating income (loss):

	Three Months Ended		Nine Months Ended
	October 28, 2016	October 30, 2015	October 28, 2016	October 30, 2015
	(in millions)
Consolidated net revenue:
Client Solutions Group	$9,187	$8,936	$26,978	$27,040
Infrastructure Solutions Group	5,989	3,711	13,381	11,182
VMware	1,289	—	1,289	—
Reportable segment net revenue	16,465	12,647	41,648	38,222
Other businesses (a)	312	104	530	279
Unallocated transactions (b)	—	30	63	101
Impact of purchase accounting (c)	(530)	(107)	(673)	(370)
Total net revenue	$16,247	$12,674	$41,568	$38,232

Consolidated operating income (loss):
Client Solutions Group	$634	$384	$1,503	$926
Infrastructure Solutions Group	897	257	1,389	776
VMware	548	—	548	—
Reportable segment operating income	2,079	641	3,440	1,702
Other businesses (a)	(13)	(15)	(48)	(50)
Unallocated transactions (b)	(91)	(19)	(122)	(82)
Impact of purchase accounting (c)	(850)	(149)	(1,054)	(475)
Amortization of intangibles	(1,164)	(492)	(2,146)	(1,478)
Transaction-related expenses (d)	(1,200)	(27)	(1,329)	(67)
Other corporate expenses (e)	(273)	(17)	(325)	(38)
Total operating loss	$(1,512)	$(78)	$(1,584)	$(488)
_________________

(a)	Other businesses consist of RSA Information Security, SecureWorks, Pivotal, and Boomi offerings, and do not constitute a reportable segment.

(b)	Unallocated transactions includes long-term incentives, certain short-term incentive compensation expenses, and other corporate items that are not allocated to Dell Technologies' reportable segments.

(c)	Impact of purchase accounting includes non-cash purchase accounting adjustments that are primarily related to the EMC merger transaction, as well as the going-private transaction.

(d)	Transaction-related expenses includes acquisition and integration-related costs.

(e)	Other corporate expenses includes severance and facility action costs as well as stock-based compensation expense.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents net revenue by business unit categories:

	Three Months Ended		Nine Months Ended
	October 28, 2016	October 30, 2015	October 28, 2016	October 30, 2015
	(in millions)
Net revenue:
Client Solutions Group (a):
Commercial	$6,400	$6,437	$19,343	$19,778
Consumer	2,787	2,499	7,635	7,262
Total CSG net revenue	9,187	8,936	26,978	27,040

Infrastructure Solutions Group:
Servers and networking	2,910	3,163	9,222	9,527
Storage	3,079	548	4,159	1,655
Total ISG net revenue	5,989	3,711	13,381	11,182

VMware
Total VMware net revenue	1,289	—	1,289	—

Total segment net revenue	$16,465	$12,647	$41,648	$38,222
_________________

(a)
During the nine months ended October 28, 2016, the Company redefined the categories within the Client Solutions Group business unit. None of these changes impacted the Company's consolidated or total business unit results.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 21 — SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION
Supplemental Consolidated Statements of Financial Position Information
The following table provides information on amounts included in inventories, net and other non-current liabilities as of October 28, 2016 and January 29, 2016:

	October 28, 2016	January 29, 2016
	(in millions)
Inventories, net:
Production materials	$973	$657
Work-in-process	789	189
Finished goods	1,742	773
Total inventories, net	$3,504	$1,619

Other non-current liabilities:
Warranty liability	213	193
Unrecognized tax benefits, net	3,008	2,271
Deferred tax liabilities	5,305	939
Other	540	98
Total other non-current liabilities	$9,066	$3,501

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 22 — SUBSEQUENT EVENTS

Dell Software Group Divestiture — On October 31, 2016, the parties closed the DSG divestiture transaction. Dell received total cash consideration for the sale of approximately $2.4 billion. The Company expects to realize an estimated pre-tax gain on sale of $1.2 billion.

Dell Services Divestiture — On November 2, 2016, the parties closed the Dell Services divestiture transaction. Dell received total cash consideration for the sale of approximately $3.0 billion. The Company expects to realize an estimated pre-tax gain on sale of $1.5 billion.

Repayment and Termination of Asset Sale Bridge Facility — On November 8, 2016, the Company applied cash proceeds from the sale of substantially all of the Company’s Dell Services business unit and the sale of substantially all of the Company’s Dell Software Group business unit to repay the outstanding $2.2 billion principal amount of the Asset Sale Bridge Facility without premium or penalty and accrued and unpaid interest thereon, and terminated the Asset Sale Bridge Facility and the Asset Sale Bridge Credit Agreement and related documents.

Repayment of Term Loan A-1 Facility — On November 8, 2016, the Company applied cash proceeds from the sale of substantially all of the Company’s Dell Services business unit and the sale of substantially all of the Company’s Dell Software Group business unit and other cash to repay approximately $2.1 billion principal amount of the Term Loan A-1 Facility without premium or penalty and accrued and unpaid interest thereon.

IRS Audit Settlement — On November 9, 2016, the Company effectively settled the IRS audit for fiscal years 2004 through 2006. The settlement amount payable to the IRS in early 2017 is approximately $545 million and the Company expects to record an income tax benefit of approximately $300 million in the fourth quarter of Fiscal 2017. However, the Company is currently evaluating the impact of the settlement on its uncertain tax positions; therefore, the actual amount of any tax impact to be recorded in future quarters is still uncertain.

Repayment of Revolving Credit Facility — On November 17, 2016, the Company repaid approximately $1 billion principal amount of the Revolving Credit Facility and accrued and unpaid interest thereon.

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

Unless otherwise indicated, all results presented are prepared in a manner that complies, in all material respects, with accounting principles generally accepted in the United States of America, or GAAP. Additionally, unless otherwise indicated, all changes identified for the current-period results represent comparisons to results for the prior corresponding fiscal period.

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

On September 7, 2016, we completed our acquisition by merger of EMC Corporation. Unless the context indicates otherwise, references in this management's discussion and analysis to "EMC" mean EMC Corporation and EMC Corporation's consolidated subsidiaries. The consolidated results of EMC are included in Dell Technologies' consolidated results for the Fiscal 2017 periods presented. Revenues of approximately $3.6 billion and net loss of approximately $(0.6) billion attributable to EMC were included in the Condensed Consolidated Statements of Income (Loss) for the period from September 7, 2016 through October 28, 2016.

On March 27, 2016, Dell Inc. entered into a definitive agreement with NTT Data International L.L.C. to sell substantially all of Dell Services for cash consideration of approximately $3.0 billion. On June 19, 2016, Dell Inc. entered into a definitive agreement with Francisco Partners and Elliot Management Corporation to sell substantially all of Dell Software Group, or DSG, for cash consideration of approximately $2.4 billion. On September 12, 2016, EMC Corporation entered into a definitive agreement with OpenText Corporation to divest the Dell EMC Enterprise Content Division, or ECD, and its product portfolio (including the Documentum, InfoArchive, and LEAP families of products) for cash consideration of approximately $1.6 billion. Accordingly, the results of operations of Dell Services, Dell Software Group, and ECD have been excluded from the results of continuing operations in the periods presented in this management's discussion and analysis.

INTRODUCTION

Dell Technologies is a strategically aligned family of businesses that brings together the entire infrastructure from hardware to software to services — from the edge to the data center to the cloud. Dell Technologies is a leader in the traditional technology of today and a leader in the cloud-native infrastructure of tomorrow. We are a leading provider of scalable information technology ("IT") solutions enabling customers to be more efficient, mobile, informed, and secure. Through our recent combination with EMC, Dell Technologies is now comprised of the businesses of Dell, Dell EMC, VMware, Pivotal, RSA, SecureWorks, Virtustream and Boomi. We are a collective force of innovative capabilities trusted to provide technology solutions and services that accelerate digital transformation. We believe technology exists to drive human progress on a global scale — to create new markets, reshape industries, and improve lives. Our capabilities power true transformation for people and organizations. We are positioned to help customers of any size build the essential infrastructure to modernize IT and enable digital business, and are differentiated by our practical innovation and efficient, simple, and affordable solutions.

Dell Technologies is committed to our customers. We believe our products, solutions, and services will help power digital transformation. As we innovate to make our customers’ existing IT increasingly productive, we help them reinvest their savings into the next generation of technologies that they need to succeed in the digital economy. Our next-generation solutions which enable digital transformation include software-defined data centers, all flash arrays, hybrid cloud, converged and hyper-converged infrastructure, mobile, and security solutions. In addition, our extended warranty and delivery offerings, and software and peripherals, which are closely tied to the sale of our hardware products, are important value differentiators that we are able to offer our customers.

We believe the combined strength of Dell and EMC will benefit our customers through complementary product portfolios, sales teams, and research and development strategies. During this period of transition and integration, we remain focused on supporting our customers with outstanding solutions, products, and services. We will continue our focus on building superior customer relationships through our direct model and our network of channel partners, which includes value-added resellers, system integrators, distributors, and retailers. We also will continue investing in strategic solutions and enhancing our go-to-market sales and marketing capabilities as we seek to create a leading global technology company poised for long-term sustainable growth and innovation.

As we stay focused on our customers, we will pursue the following strategic initiatives:

•	To extend our market leading position through our Client and Infrastructure Solutions Groups offerings for traditional workloads, both on- and off-premises

•	To grow our strong position in IT infrastructure for cloud-native workloads, both on- and off-premises

•	To innovate with winning technology that spans and unites on- and off-premises applications and infrastructure

As part of this strategy, we may supplement organic growth with strategic investments and disciplined acquisitions targeting businesses that will complement our existing portfolio of solutions.

We operate a diversified business model with the majority of our net revenue and operating income derived from commercial clients that consist of large enterprises, small and medium-sized businesses, and public sector customers. We have a large global presence with approximately 50% of our revenue generated by sales to customers outside of the United States during the first nine months of Fiscal 2017 and the first nine months of Fiscal 2016. We continue to view emerging markets, which include the vast majority of the world’s population, as a long-term growth opportunity. Accordingly, we continue to pursue the development of technology solutions that meet the needs of these markets.

Products and Services

We design, develop, manufacture, market, sell and support a wide range of products and services. We are organized into the following business units, which are our reportable segments: Client Solutions Group, Infrastructure Solutions Group, and VMware. Due to our pending divestitures of Dell Services, Dell Software Group, and the Enterprise Content Division of EMC, the results of these businesses have been excluded from this management's discussion and analysis for all periods presented, except as otherwise indicated. See "Divestitures" below for more information regarding the sale of Dell Services, Dell Software Group, and ECD.

•
Client Solutions Group (CSG) — Offerings by CSG (formerly referred to as Client Solutions) include branded hardware, such as desktop PCs, notebooks and tablets, and branded peripherals, such as monitors, printers, and projectors, as well as third-party software and peripherals. Our computing devices are designed with our commercial and consumer customers’ needs in mind, and we seek to optimize performance, reliability, manageability, design, and security. In addition to our traditional PC business, we also have a portfolio of thin client offerings that is well-positioned to benefit from the growth trends in cloud computing. CSG hardware and services also provide the architecture to enable the Internet of Things and connected ecosystems to securely and efficiently capture massive amounts of data for analytics and actionable insights for commercial customers. CSG also offers attached software, peripherals and services, including support and deployment, configuration, and extended warranty services.

Generally, over half of CSG revenue is generated by sales to customers in the Americas, with the remaining portion derived from sales to customers in Europe, the Middle East and Africa, referred to as EMEA, and Asia Pacific and Japan, referred to as APJ.

•
Infrastructure Solutions Group (ISG) — EMC’s Information Storage segment and our existing Enterprise Solutions Group were merged to create the Infrastructure Solutions Group, or ISG. ISG will enable the digital transformation of our enterprise customers through our trusted cloud and big data solutions which are built upon a modern data center infrastructure. The comprehensive portfolio of advanced storage solutions includes traditional storage solutions as well as next-generation storage solutions (including all flash arrays, scale-out file and object platforms, and other solutions). The server portfolio includes high-performance rack, blade, tower, and hyperscale servers. The networking portfolio will help our business customers transform and modernize their infrastructure, mobilize and enrich end-user experiences, and accelerate business applications and processes. Strengths in core server and storage solutions will enable us to offer leading converged and hyper-converged solutions, which will allow our customers to accelerate their IT transformation by buying scalable integrated IT solutions instead of building and assembling their own IT platforms. Similar to CSG, ISG also offers attached software, peripherals, and services, including support and deployment, configuration, and extended warranty services.

ISG includes Virtustream product and service offerings. Virtustream’s cloud software and infrastructure-as-a-service solutions enable customers to migrate, run, and manage mission-critical applications in cloud-based IT environments, and represents a key element of our strategy to help customers support their applications in a variety of cloud native environments.

Generally, over half of ISG revenue is generated by sales to customers in the Americas, with the remaining portion derived from sales to customers in EMEA and APJ.

•
VMware — VMware (NYSE: VMW) is a leader in virtualization and cloud infrastructure solutions, which enable organizations to leverage synergies and manage IT resources across complex multi-cloud, multi-device environments. VMware has expanded beyond its core business of compute virtualization to offer a broad portfolio of virtualization technologies across three main product groups: software-defined data center; hybrid cloud computing and end-user computing. VMware’s software-defined data center includes the fundamental compute layer for the data center (vSphere); storage and availability to offer cost-effective holistic data storage and protection options (vSAN); network and security (VMware NSX); and management and automation (vRealize) products. VMware provides two offerings, VMware vCloud Air Network Service Providers and VMware vCloud Air, that enable companies to consume off-premise vSphere-based computing capacity. VMware’s end-user computing offerings (such as AirWatch mobile solutions and Horizon application and desktop virtualization solutions) enable IT organizations to efficiently deliver more secure access to applications, data, and devices for their end users by leveraging VMware’s software-defined data center solutions to extend the value of virtualization from data centers to devices.

Approximately half of VMware revenue is generated by sales to customers in the United States.

Our other businesses, described below, will consist of product and service offerings of RSA Information Security, SecureWorks, Pivotal, and Boomi. These businesses will not be classified as reportable segments, either individually or collectively, as the results of the businesses are not material to our overall results and the businesses do not meet the criteria for reportable segments.

•
RSA Information Security provides essential cybersecurity solutions engineered to enable organizations to detect, investigate, and respond to advanced attacks, confirm and manage identities, and, ultimately, help reduce IP theft, fraud, and cybercrime.

•
SecureWorks (NASDAQ: SCWX) is a leading global provider of intelligence-driven information security solutions exclusively focused on protecting its clients from cyber attacks. On April 27, 2016, SecureWorks completed a registered underwritten initial public offering, or IPO, of its Class A common stock. As of October 28, 2016, Dell Technologies held approximately 87.5% of the outstanding equity interest in SecureWorks. See Note 15 and Note 20 of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this report for more information about SecureWorks and our other businesses.

•
Pivotal is a leading provider of application and data infrastructure software, agile development services, and data science consulting. Pivotal's cloud native platform enables leading companies to transform their operations with an approach that is focused on building software, rather than buying it.

•
Boomi specializes in cloud-based integration, connecting information between existing on-premise and cloud-based applications to ensure business processes are optimized, data is accurate and workflow is reliable.

We also offer or arrange various financing options and services for our commercial and consumer customers in the United States, Canada, Europe, and Mexico through Dell Financial Services, or DFS, and its affiliates. DFS services include originating, collecting, and servicing customer receivables primarily related to the purchase of Dell products. The results of these operations are allocated to our segments based on the underlying product or service financed.

For further discussion regarding our current reportable segments, see "Results of Operations — Business Units."

Business Trends and Challenges

We are seeing an unprecedented rate of change in the IT industry. Organizations of all kinds are embracing digital technology to achieve their business objectives. Our vision is to be the essential infrastructure company and undisputed leader in end user computing, data center infrastructure solutions, virtualization, and cloud software that our customers continue to trust and rely on for their IT solutions. We accelerate results for our customers by enabling them to be more efficient, mobile, informed, and secure.  We continue to invest in R&D, sales, and other key areas of our business to deliver superior products and solutions capabilities and to drive execution of long-term profitable growth. We believe that our results will benefit from an integrated go-to-market strategy and the result of our differentiated products and solutions capabilities. We intend to continue to execute on our business model and seek to balance liquidity, profitability, and growth to position our company for long-term success.

We are able to leverage our traditional strength in the PC market to offer solutions and services that provide higher value recurring revenue streams. Given the macroeconomic environment and computing trends, we expect that the demand environment will continue to be uneven and cyclical and that market competition in our Client Solutions Group business will intensify. However, we are committed to a long-term growth strategy that we believe will benefit from the consolidation trends that are occurring in our markets. Our Client Solutions Group offerings remain an important element of our strategy, generating strong cash flow and opportunities for cross-selling of complementary solutions.

We expect that our Infrastructure Solutions Group will continue to be adversely affected by declines in the traditional storage and server markets. Cloud-native applications are expected to continue as a primary growth driver in the infrastructure market as IT organizations increasingly become multi-cloud environments. We believe the complementary cloud solutions across our business, created through our combination with EMC, strongly position us to meet these demands for our customers who are increasingly looking to leverage cloud based computing. Further, we will be able to provide new and more robust storage and data center solutions to meet the evolving needs of our customers. We also continue to be impacted by the emerging trends of enterprises deploying software-defined storage, hyper-converged, and modular solutions based on server-centric architectures. We have leading solutions in these categories through our Dell EMC and VMware data center offerings. In addition, through our research and development efforts, we will actively develop new solutions in this rapidly changing industry that we believe will enable us to continue to provide superior solutions to our customers.

We manage our business on a U.S. dollar basis. However, we have a large global presence, generating approximately 50% of our revenue by sales to customers outside of the United States during the first nine months of Fiscal 2017 and the first nine months of Fiscal 2016. Our revenues, therefore, can be impacted by fluctuations in foreign currency exchange rates. We utilize a comprehensive hedging strategy intended to mitigate the impact of foreign currency volatility over time, and we adjust pricing when possible to further minimize foreign currency impacts. Our percentage of revenues generated in regions outside of the United States did not change substantially as a result of the EMC merger transaction.

EMC Merger Transaction

As described in Note 1 and Note 3 of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this report, on September 7, 2016, a merger subsidiary of Dell Technologies merged with and into EMC Corporation, with EMC Corporation surviving the merger as a wholly-owned subsidiary of Dell Technologies.

At the effective time of the EMC merger transaction, each share of EMC common stock issued and outstanding immediately prior to the effective time of the EMC merger transaction (other than shares owned by Dell Technologies, our merger subsidiary, EMC, or any of EMC’s wholly-owned subsidiaries, and other than shares with respect to which EMC’s shareholders are entitled to and properly exercise appraisal rights) was converted into the right to receive the merger consideration, consisting of (1) $24.05 in cash, without interest, and (2) 0.11146 validly issued, fully paid and non-assessable shares of common stock of Dell Technologies designated as Class V Common Stock equal to the quotient (rounded to the nearest five decimal points) obtained by dividing (A) 222,966.450 by (B) the aggregate number of shares of EMC common stock issued and outstanding immediately prior to the effective time of the EMC merger, plus cash in lieu of any fractional shares.

Each currently outstanding EMC stock option vested and became fully exercisable prior to 11:59 p.m., New York City time, on the last trading day prior to the effective time of the EMC merger transaction, referred to as the vesting effective time of the merger. Each EMC stock option that remained outstanding immediately prior to the vesting effective time of the merger was automatically exercised immediately prior to the vesting effective time of the merger on a net exercise basis, such that shares of EMC common stock with a value equal to the aggregate exercise price and applicable tax withholding reduced the number of shares of EMC common stock otherwise issuable. Except for any restricted stock units that were granted following the date of the merger agreement and that continued in effect as cash awards following the effective time of the EMC merger transaction, each EMC restricted stock unit outstanding immediately prior to the vesting effective time of the merger became fully vested immediately prior to the vesting effective time of the merger (with performance vesting units vesting at the target level of performance) and the holder hereof became entitled to receive the merger consideration with respect to the shares of EMC common stock subject to the award (which was calculated net of the number of shares withheld in respect of taxes upon the vesting of the award).

In connection with the EMC merger transaction and in accordance with the merger agreement, certain executives holding unvested restricted stock units of EMC, or EMC RSUs, were given the opportunity to elect to exchange each unvested EMC RSU held by such executives that would otherwise have vested in the ordinary course on or after January 1, 2017 for (a) a deferred cash award having a cash value equal to the closing price of a share of EMC common stock on the last trading day before the closing date of the EMC merger transaction, or $29.05, and (b) an option, referred to as a rollover option, to purchase a share of Class C Common Stock of Dell Technologies, referred to as the rollover opportunity. The rollover options have a three-year term and a per share exercise price equal to the fair market value of a share of Class C Common Stock on the date of grant, or $27.50, and, to the extent vested, may be exercised using a cashless exercise method for both the exercise price and the applicable minimum required tax withholding (subject to certain limitations). Each deferred cash award will vest, and each rollover option will vest and thereby become exercisable, on the same schedule as the EMC RSU for which they were exchanged (with any performance-vesting condition deemed satisfied at the target level of performance upon the closing of the EMC merger transaction). We issued, pursuant to the rollover opportunity, options to purchase 1,779,072 shares of Class C Common Stock.

In addition, in connection with the EMC merger transaction and in accordance with the merger agreement, certain EMC executives were given the opportunity to purchase, for cash and at fair market value, shares of Class C Common Stock. We issued, pursuant to this cash investment opportunity, 152,724 shares of Class C Common Stock, for a purchase price equal to $27.50 per share, resulting in aggregate cash consideration to us of approximately $4.2 million.

In connection with the EMC merger transaction, all principal, accrued but unpaid interest, fees, and other amounts (other than certain contingent obligations) outstanding at the effective time of the EMC merger transaction under EMC’s unsecured revolving credit facility, Dell's asset-based revolving credit facility, and Dell's term facilities were repaid in full substantially concurrently with the closing, and all commitments to lend and guarantees and security interests, as applicable, in connection therewith were terminated or released. The aggregate amounts of principal, interest, and premium necessary to redeem in full the outstanding $1.4 billion in aggregate principal amount of 5.625% Senior First Lien Notes due 2020 co-issued by Dell International and Denali Finance Corp. were deposited with the trustee for such notes, and such notes were thereby satisfied and discharged, substantially concurrently with the effective time of the EMC merger transaction. All of Dell’s other outstanding senior notes and all of EMC's outstanding senior notes remained outstanding after the effective time of the EMC merger transaction in accordance with their respective terms.

Dell Technologies financed the EMC merger transaction, repayment of the foregoing indebtedness of EMC and Dell outstanding as of the closing of the EMC merger transaction, and the payment of related fees and expenses with debt financing arrangements in an aggregate principal amount of approximately $45.9 billion, equity financing arrangements of approximately $4.4 billion, and cash on hand of approximately $7.8 billion.

See Note 3, Note 5, and Note 8 to the Unaudited Condensed Consolidated Financial Statements included in this report for additional information regarding the EMC merger transaction and the related financing transactions.

Divestitures

Dell Services Divestiture — On March 27, 2016, Dell Inc. entered into a definitive agreement with NTT Data International L.L.C. to sell substantially all of Dell Services, including the Dell Services Federal Government business. Dell Services includes business process outsourcing, application management, and infrastructure services. The transaction does not include Dell's global support, deployment, professional services offerings, or any EMC offerings. During the third quarter of Fiscal 2017, as the result of continued negotiations and finalization of terms of the sale, we reclassified an immaterial amount of financial results, accounts payable, and accounts receivables from discontinued operations to continuing operations for all periods presented, to reflect the updated terms. On November 2, 2016, subsequent to the third quarter of Fiscal 2017, the parties closed the transaction. At the completion of the sale, we received total cash consideration of approximately $3.0 billion, resulting in an estimated pre-tax gain on sale of approximately $1.5 billion.

Dell Software Group Divestiture — On June 19, 2016, Dell Inc. entered into a definitive agreement with Francisco Partners and Elliot Management Corporation to divest substantially all of DSG. The transaction includes DSG's systems and information management, security solutions, and Statistica businesses. The transaction does not include the cloud integration business or any EMC offerings. On October 31, 2016, subsequent to the close of our third quarter of Fiscal 2017, the parties closed the transaction. At the completion of the sale, we received total cash consideration of approximately $2.4 billion, resulting in an estimated pre-tax gain on sale of $1.2 billion.

ECD Divestiture — On September 12, 2016, EMC Corporation entered into a definitive agreement with OpenText Corporation to divest the Dell EMC Enterprise Content Division and its product portfolio (including the Documentum, InfoArchive, and LEAP families of products) for cash consideration of approximately $1.6 billion. The pending transaction is expected to close in the fourth quarter of Fiscal 2017, subject to the satisfaction of customary closing conditions, including approvals from regulatory authorities.

Discontinued Operations Presentation — The results of Dell Services, DSG, and ECD are presented as discontinued operations in our Condensed Consolidated Statements of Income (Loss), and as such, have been excluded from both continuing operations and segment results for all periods presented. Further, we have reclassified the related assets and liabilities as held for sale in our Condensed Consolidated Statements of Financial Position. See Note 4 of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this report for additional information regarding these discontinued operations.

Going-Private Transaction

On October 29, 2013, Dell was acquired by Dell Technologies in a merger transaction pursuant to an agreement and plan of merger, dated as of February 5, 2013, as amended. Dell Technologies is a Delaware corporation owned by Michael S. Dell, a separate property trust for the benefit of Mr. Dell’s wife, investment funds affiliated with Silver Lake Partners, investment funds affiliated with MSD Partners, L.P., members of Dell’s management, and other investors. Mr. Dell serves as Chairman and Chief Executive Officer of Dell Technologies and Dell.

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

We use non-GAAP financial measures to supplement financial information presented on a GAAP basis. We believe that excluding certain items from our GAAP results allows management to better understand our consolidated financial performance from period to period and better project our future consolidated financial performance as forecasts are developed at a level of detail different from that used to prepare GAAP-based financial measures. Moreover, we believe these non-GAAP financial measures provide our stakeholders with useful information to help them evaluate our operating results by facilitating an enhanced understanding of our operating performance and enabling them to make more meaningful period to period comparisons.

There are limitations to the use of the non-GAAP financial measures presented in this report. Our non-GAAP financial measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.

Non-GAAP product net revenue, non-GAAP services net revenue, non-GAAP net revenue, non-GAAP product gross margin, non-GAAP services gross margin, non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income, and non-GAAP net income from continuing operations, as defined by us, exclude the impact of purchase accounting, amortization of intangible assets, transaction-related expenses, other corporate expenses, and for non-GAAP net income, an aggregate adjustment for income taxes. As the excluded items have a material impact on our financial results, our management compensates for this limitation by relying primarily on our GAAP results and using non-GAAP financial measures supplementally or for projections when comparable GAAP financial measures are not available. The non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for net revenue, gross margin, operating expenses, operating income, or net income prepared in accordance with GAAP, and should be read only in conjunction with financial information presented on a GAAP basis.

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

The following is a summary of the items excluded from the most comparable GAAP financial measures to calculate our non-GAAP financial measures:

•
Impact of Purchase Accounting — The impact of purchase accounting includes purchase accounting adjustments, related to the EMC merger transaction and the going-private transaction, recorded under the acquisition method of accounting in accordance with the accounting guidance for business combinations. This guidance prescribes that the purchase price be allocated to assets acquired and liabilities assumed based on the estimated fair value of such assets and liabilities on the date of the transaction. Accordingly, all of the assets and liabilities acquired in the EMC merger transaction and the going-private transaction were accounted for and recognized at fair value as of the respective transaction dates, and the fair value adjustments are being amortized over the estimated useful lives in the periods following the transactions. The fair value adjustments primarily relate to deferred revenue, inventory, and property, plant, and equipment. The purchase accounting adjustments and related amortization of those adjustments are reflected in our GAAP results; however, we evaluate the operating results of the underlying businesses on a non-GAAP basis, after removing such adjustments. We believe that excluding the impact of purchase accounting provides results that are useful in understanding our current operating performance and provides more meaningful comparisons to our past operating performance.

•
Amortization of Intangible Assets — Amortization of intangible assets primarily consists of amortization of customer relationships, developed technology, and trade names. In connection with the EMC merger transaction and the going-private transaction, all of the tangible and intangible assets and liabilities of EMC and Dell, respectively, were accounted for and recognized at fair value on the transaction dates. Accordingly, for the periods presented, amortization of intangible assets represents amortization associated with intangible assets recognized in connection with the EMC merger transaction and the going-private transaction. Amortization charges for purchased intangible assets are significantly impacted by the timing and magnitude of our acquisitions, and these charges may vary in amount from period to period. We exclude these charges for purposes of calculating the non-GAAP financial measures presented below to facilitate a more meaningful evaluation of our current operating performance and comparisons to our past operating performance.

•
Transaction-related Expenses — Transaction related expenses consists of acquisition and integration related charges which are expensed as incurred and consist primarily of consulting and advisory services and retention payments. In addition, during the third quarter of Fiscal 2017, acquisition-related expenses includes $807 million in day one stock-based compensation charges primarily related to the acceleration of vesting of EMC stock options and related taxes incurred in connection with the EMC merger transaction. During the third quarter and first nine months of Fiscal 2017, substantially all transaction-related expenses relate to the EMC merger transaction. Although not material in the periods presented, we anticipate that integration costs will increase in the next twelve months, primarily as the result of the integration of processes and systems of the EMC acquired businesses.

•
Other Corporate Expenses — Other corporate expenses consists of severance and facility action costs, primarily related to severance and benefits for employees terminated pursuant to cost savings initiatives, and stock-based compensation expense associated with equity awards. Although not material in the periods presented, we expect facility action costs to increase in the next twelve months due to our plan to integrate owned and leased facilities, as we seek opportunities for operational efficiencies and cost savings. Other corporate expenses vary from period to period and are significantly impacted by the timing and nature of these events. Therefore, although we may incur these types of expenses in the future, we believe that eliminating these charges for purposes of calculating the non-GAAP financial measures presented below facilitates a more meaningful evaluation of our current operating performance and comparisons to our past operating performance.

•
Aggregate Adjustment for Income Taxes — The aggregate adjustment for income taxes is the estimated combined income tax effect for the adjustments described above. During the first nine months of Fiscal 2017, this category also includes tax charges of approximately $201 million, recorded during the first six months of Fiscal 2017, on previously untaxed earnings of a foreign subsidiary that will no longer be permanently reinvested as a result of the Dell Services and DSG divestitures. The tax effects are determined based on the tax jurisdictions where the above items were incurred. No similar tax charges on divestitures were recorded during the third quarter of Fiscal 2017.

The table below presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for each of the periods presented:

	Three Months Ended			Nine Months Ended
	October 28, 2016	% Change	October 30, 2015	October 28, 2016	% Change	October 30, 2015
	(in millions, except percentages)
Product net revenue	$12,366	16%	$10,638	$33,510	4%	$32,100
Non-GAAP adjustments:
Impact of purchase accounting	261		(6)	260		(20)
Non-GAAP product net revenue	$12,627	19%	$10,632	$33,770	5%	$32,080

Services net revenue	$3,881	91%	$2,036	$8,058	31%	$6,132
Non-GAAP adjustments:
Impact of purchase accounting	269		113	413		390
Non-GAAP services net revenue	$4,150	93%	$2,149	$8,471	30%	$6,522

Net revenue	$16,247	28%	$12,674	$41,568	9%	$38,232
Non-GAAP adjustments:
Impact of purchase accounting	530		107	673		370
Non-GAAP net revenue	$16,777	31%	$12,781	$42,241	9%	$38,602

Product gross margin	$1,804	38%	$1,310	$4,654	24%	$3,745
Non-GAAP adjustments:
Impact of purchase accounting	437		12	461		22
Amortization of intangibles	604		98	806		295
Transaction-related expenses	18		—	16		1
Other corporate expenses	10		3	14		6
Non-GAAP product gross margin	$2,873	102%	$1,423	$5,951	46%	$4,069

Services gross margin	$2,095	155%	$822	$3,774	58%	$2,388
Non-GAAP adjustments:
Impact of purchase accounting	292		112	436		386
Amortization of intangibles	—		—	—		—
Transaction-related expenses	12		2	9		5
Other corporate expenses	52		—	54		1
Non-GAAP services gross margin	$2,451	162%	$936	$4,273	54%	$2,780

Gross margin	$3,899	83%	$2,132	$8,428	37%	$6,133
Non-GAAP adjustments:
Impact of purchase accounting	729		124	897		408
Amortization of intangibles	604		98	806		295
Transaction-related expenses	30		2	25		6
Other corporate expenses	62		3	68		7
Non-GAAP gross margin	$5,324	126%	$2,359	$10,224	49%	$6,849

	Three Months Ended			Nine Months Ended
	October 28, 2016	% Change	October 30, 2015	October 28, 2016	% Change	October 30, 2015
	(in millions, except percentages)
Operating expenses	$5,411	145%	$2,210	$10,012	51%	$6,621
Non-GAAP adjustments:
Impact of purchase accounting	(121)		(25)	(157)		(67)
Amortization of intangibles	(560)		(394)	(1,340)		(1,183)
Transaction-related expenses	(1,170)		(25)	(1,304)		(61)
Other corporate expenses	(211)		(14)	(257)		(31)
Non-GAAP operating expenses	$3,349	91%	$1,752	$6,954	32%	$5,279

Operating loss	$(1,512)	NM	$(78)	$(1,584)	(225)%	$(488)
Non-GAAP adjustments:
Impact of purchase accounting	850		149	1,054		475
Amortization of intangibles	1,164		492	2,146		1,478
Transaction-related expenses	1,200		27	1,329		67
Other corporate expenses	273		17	325		38
Non-GAAP operating income	$1,975	225%	$607	$3,270	108%	$1,570

Net loss from continuing operations	$(1,637)	(520)%	$(264)	$(2,323)	(132)%	$(1,000)
Non-GAAP adjustments:
Impact of purchase accounting	850		149	1,054		475
Amortization of intangibles	1,164		492	2,146		1,478
Transaction-related expenses	1,200		21	1,326		41
Other corporate expenses	273		23	325		58
Aggregate adjustment for income taxes	(880)		(127)	(932)		(381)
Non-GAAP net income from continuing operations	$970	230%	$294	$1,596	138%	$671

In addition to the above measures, we also use EBITDA and adjusted EBITDA to provide additional information for evaluation of our operating performance. Adjusted EBITDA excludes purchase accounting adjustments related to the EMC merger transaction and the going-private transaction, acquisition, integration, and divestiture related costs, severance and facility actions, and stock-based compensation expense. We believe that due to the non-operational nature of the purchase accounting entries, it is appropriate to exclude these adjustments.

As is the case with the non-GAAP measures presented above, users should consider the limitations of using EBITDA and adjusted EBITDA, including the fact that those measures do not provide a complete measure of our operating performance. EBITDA and adjusted EBITDA do not purport to be alternatives to net income (loss) as measures of operating performance or to cash flows from operating activities as a measure of liquidity. In particular, EBITDA and adjusted EBITDA are not intended to be a measure of free cash flow available for management’s discretionary use, as these measures do not consider certain cash requirements, such as working capital needs, capital expenditures, contractual commitments, interest payments, tax payments, and other debt service requirements.

The table below presents a reconciliation of EBITDA and adjusted EBITDA to net loss from continuing operations for the periods presented:

	Three Months Ended			Nine Months Ended
	October 28, 2016	% Change	October 30, 2015	October 28, 2016	% Change	October 30, 2015
	(in millions, except percentages)
Net loss from continuing operations	$(1,637)	(520)%	$(264)	$(2,323)	(132)%	$(1,000)
Adjustments:
Interest and other, net (a)	794		203	1,362		600
Income tax benefit	(669)		(17)	(623)		(88)
Depreciation and amortization	1,576		627	2,799		1,871
EBITDA	$64	(88)%	$549	$1,215	(12)%	$1,383

EBITDA	$64	(88)%	$549	$1,215	(12)%	$1,383
Adjustments:
Stock based compensation expense	144		17	177		46
Impact of purchase accounting (b)	693		118	851		392
Transaction-related expenses (c)	1,200		21	1,366		41
Other corporate expenses (d)	129		6	148		18
Adjusted EBITDA	$2,230	214%	$711	$3,757	100%	$1,880
________________

(a)	See "Results of Operations — Interest and Other, Net" for more information on the components of interest and other, net.

(b)	This amount includes the non-cash purchase accounting adjustments related to the EMC merger transaction and the going-private transaction.

(c)	Transaction-related expenses consist of acquisition and integration related costs.

(d)	Consists of severance and facility action costs.

RESULTS OF OPERATIONS

Consolidated Results

The following table summarizes our consolidated results from continuing operations for the third quarter and first nine months of October 28, 2016 and October 30, 2015. Unless otherwise indicated, all changes identified for the current-period results represent comparisons to results for the prior corresponding fiscal period.

	Three Months Ended					Nine Months Ended
	October 28, 2016			October 30, 2015		October 28, 2016			October 30, 2015
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue
	(in millions, except percentages)
Net revenue:
Product	$12,366	76.1%	16%	$10,638	83.9%	$33,510	80.6%	4%	$32,100	84.0%
Services	3,881	23.9%	91%	2,036	16.1%	8,058	19.4%	31%	6,132	16.0%
Total net revenue	$16,247	100.0%	28%	$12,674	100.0%	$41,568	100.0%	9%	$38,232	100.0%
Gross margin:
Product	$1,804	14.6%	38%	$1,310	12.3%	$4,654	13.9%	24%	$3,745	11.7%
Services	2,095	54.0%	155%	822	40.4%	3,774	46.8%	58%	2,388	38.9%
Total gross margin	$3,899	24.0%	83%	$2,132	16.8%	$8,428	20.3%	37%	$6,133	16.0%
Operating expenses	5,411	33.3%	145%	2,210	17.4%	10,012	24.1%	51%	6,621	17.3%
Operating loss	$(1,512)	(9.3)%	NM	$(78)	(0.6)%	$(1,584)	(3.8)%	(225)%	$(488)	(1.3)%
Net loss from continuing operations	$(1,637)	(10.1)%	(520)%	$(264)	(2.1)%	$(2,323)	(5.6)%	(132)%	$(1,000)	(2.6)%
Net loss attributable to Dell Technologies Inc.	$(2,064)	(12.7)%	NM	$(180)	(1.4)%	$(1,436)	(3.5)%	(51)%	$(949)	(2.5)%

Other Financial Information
Non-GAAP net revenue	$16,777	N/A	31%	$12,781	N/A	$42,241	N/A	9%	$38,602	N/A
Non-GAAP gross margin	$5,324	31.7%	126%	$2,359	18.5%	$10,224	24.2%	49%	$6,849	17.7%
Non-GAAP operating expenses	$3,349	20.0%	91%	$1,752	13.7%	$6,954	16.5%	32%	$5,279	13.7%
Non-GAAP operating income	$1,975	11.8%	225%	$607	4.7%	$3,270	7.7%	108%	$1,570	4.1%
Non-GAAP net income from continuing operations	$970	5.8%	230%	$294	2.3%	$1,596	3.8%	138%	$671	1.7%
EBITDA	$64	0.4%	(88)%	$549	4.3%	$1,215	2.9%	(12)%	$1,383	3.6%
Adjusted EBITDA	$2,230	13.3%	214%	$711	5.6%	$3,757	8.9%	100%	$1,880	4.9%

Non-GAAP net revenue, non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income, non-GAAP net income from continuing operations, EBITDA, and adjusted EBITDA are not measurements of financial performance prepared in accordance with GAAP. Non-GAAP financial measures as a percentage of revenue are calculated based on non-GAAP net revenue. See "Non-GAAP Financial Measures" for information about these non-GAAP financial measures, including our reasons for including these measures, material limitations with respect to the usefulness of the measures, and a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.

As a result of the EMC merger transaction completed on September 7, 2016, our results for the fiscal periods discussed below are not directly comparable.

Overview

During the third quarter and first nine months of Fiscal 2017, our net revenue increased 28% and 9%, respectively, and our non-GAAP net revenue increased 31% and 9%, respectively. The increase in net revenue and non-GAAP net revenue was attributable to revenue from the EMC acquired businesses, while revenue from our legacy businesses remained relatively unchanged. The EMC merger transaction had an impact on the mix of revenue contributed by our business units. CSG net revenue represented approximately 57% of our total net revenue during the third quarter of Fiscal 2017, and 65% of our total net revenue during and first nine months of Fiscal 2017. In comparison, CSG net revenue represented a higher proportion of our revenue prior to the EMC merger transaction, comprising approximately 71% of our total net revenue for both the third quarter and the first nine months of Fiscal 2016.

During the third quarters of Fiscal 2017 and Fiscal 2016, our operating loss was $1.5 billion and $0.1 billion, respectively. During the first nine months of Fiscal 2017 and Fiscal 2016, our operating loss was $1.6 billion and $0.5 billion, respectively. The increase in our operating loss for the third quarter and first nine months of Fiscal 2017 was primarily attributable to an increase in purchase accounting adjustments and amortization of intangible assets related to the EMC merger transaction, and an increase in compensation and benefits expense. The increases in operating expenses were partially offset by the favorable impact of gross margin from the EMC acquired businesses.

Our operating loss was impacted by purchase accounting adjustments associated with the EMC merger transaction and the going-private transaction, amortization of intangible assets, costs related to acquisition, integration, and divestitures, and other corporate expenses. In aggregate, these items totaled $3.5 billion and $4.9 billion for the third quarter and first nine months of Fiscal 2017, respectively. Non-GAAP operating income increased 225% to $2.0 billion during the third quarter of Fiscal 2017, and 108% to $3.3 billion during the first nine months of Fiscal 2017. The increases in non-GAAP operating income were primarily attributable to the favorable impact of operating income from the EMC acquired businesses of $1.2 billion in both periods. In the first nine months of Fiscal 2017, the increase in operating income was also due to higher gross margin from our legacy businesses.

Cash provided by operating activities was $1.5 billion and $1.2 billion during the first nine months of Fiscal 2017 and Fiscal 2016, respectively. Positive operating cash flows in both periods were attributable to more profitable operations and to favorable changes in working capital resulting from extended payment terms with suppliers. During the first nine months of Fiscal 2017, the favorable effects of these factors were offset partially by cash used for transaction-related expenses. The terms of our supplier arrangements will evolve as we continue to integrate the businesses acquired through the EMC merger transaction. See "Market Conditions, Liquidity, and Capital Commitments" for further information on our cash flow metrics.

Net Revenue

During the third quarter of Fiscal 2017 and first nine months of Fiscal 2017, our net revenue increased 28% and 9%, respectively. Net revenue during both the third quarter and first nine months of Fiscal 2017 benefited from the impact of the net revenue from the EMC acquired businesses of approximately $3.9 billion, partially offset by purchase accounting adjustments of approximately $0.5 billion. An increase of 3% in CSG net revenue also contributed to higher net revenue in the third quarter, while CSG net revenue for the first nine months of Fiscal 2017 remained relatively unchanged. During the third quarter and first nine months of Fiscal 2017, our non-GAAP revenue increased 31% and 9%, respectively, primarily due to the impact from the EMC acquired businesses.

•
Product Net Revenue — Product net revenue includes revenue from the sale of hardware products and Dell Technologies-owned software licenses. During the third quarter and first nine months of Fiscal 2017, product net revenue increased 16% and 4%, respectively, and non-GAAP product revenue increased 19% and 5%, respectively, primarily due to the impact from the EMC acquired businesses.

•
Services Net Revenue — Services net revenue includes revenue from our services offerings, third-party software revenue, and support services related to Dell Technologies-owned software. During the third quarter and the first nine months of Fiscal 2017, revenue attributable to these services increased 91% and 31%, respectively, due to the impact from the EMC acquired businesses. Non-GAAP net revenue attributable to services increased 93% and 30%, respectively, during the third quarter and first nine months of Fiscal 2017.

See "Business Units" for further information regarding revenue from our products, services, and software offerings.

From a geographical perspective, net revenue generated by sales to customers in the all regions increased during the third quarter and first nine months of Fiscal 2017 primarily as a result of the impact from the EMC acquired businesses. Our mix of revenues generated in the Americas, EMEA and APJ did not change substantially as a result of the EMC merger transaction.

Gross Margin

During the third quarter and first nine months of Fiscal 2017, our total gross margin increased 83% to $3.9 billion and 37% to $8.4 billion, respectively. During the third quarter and first nine months of Fiscal 2017, our gross margin percentage increased 720 basis points to 24.0% and 430 basis points to 20.3%, respectively. Our gross margins for the third quarter and first nine months of Fiscal 2017 included the effect of $1.3 billion and $1.7 billion, respectively, of purchase accounting adjustments and amortization of intangibles related to the EMC merger transaction and the going-private transaction. In comparison, the impacts of purchase accounting adjustments and amortization of intangibles were $0.2 billion and $0.7 billion in the third quarter and first nine months of Fiscal 2016, respectively, and in these periods related only to the going-private transaction. During the third quarter and first nine months of Fiscal 2017, our total non-GAAP gross margin increased 126% to $5.3 billion and 49% to $10.2 billion, respectively. During the third quarter and first nine months of Fiscal 2017, our non-GAAP gross margin percentage increased 1320 basis points to 31.7% and 650 basis points to 24.2%, respectively.

The increase in our total gross margin in dollars and percentages, and our total non-GAAP gross margin in dollars and percentages, during the third quarter and first nine months of Fiscal 2017 was primarily attributable to incremental gross margins dollars of approximately $2.7 billion from the EMC acquired businesses, which had a combined gross margin above 60%. During the third quarter of Fiscal 2017, cost favorability in CSG also contributed to the improvement in total gross margin dollars and percentages, but to a lesser extent. The effects of these factors on total gross margin dollars and percentages in the Fiscal 2017 periods were partially offset by the impact of purchase accounting adjustments and amortization of intangibles related to the EMC merger transaction and the going-private transaction.

•
Products — During the third quarter of Fiscal 2017, product gross margin dollars increased 38%, and product gross margin percentage increased 230 basis points to 14.6%. During the first nine months of Fiscal 2017, product gross margin dollars increased 24%, and product gross margin percentage increased 220 basis points to 13.9%.

The increases in product gross margin in dollars and percentages during the third quarter of Fiscal 2017 were due in equal portions to an increase in CSG gross margin and the incremental product gross margins attributable to the EMC acquired businesses. The increases in product gross margin in dollars and percentages during the first nine months of Fiscal 2017 were driven primarily by an increase in CSG gross margin and, to a lesser extent, by the incremental product gross margins attributable to the EMC acquired businesses.

During the third quarter of Fiscal 2017, non-GAAP product gross margin dollars increased 102%, and non-GAAP product gross margin percentage increased 940 basis points to 22.8%. During the first nine months of Fiscal 2017, non-GAAP product margin dollars increased 46%, and non-GAAP product gross margin percentage increased 490 basis points to 17.6%.

The increases in non-GAAP product gross margin in dollars and percentages during the third quarter of Fiscal 2017 were primarily driven by incremental product gross margin attributable to the EMC acquired businesses. The increases in non-GAAP product gross margin in dollars and percentages during the first nine months of Fiscal 2017, were primarily attributable to the incremental product gross margin from the EMC acquired businesses and an increase in CSG gross margin.

In the third quarter of Fiscal 2017, we entered into a settlement agreement with a vendor to resolve a dispute regarding past pricing practices. Our gross margin for the third quarter of Fiscal 2017 included a benefit of $80 million related to receipt of this settlement. Vendor settlements are allocated to our segments based on the relative amount of affected vendor products sold by each segment.

•
Services — During the third quarter of Fiscal 2017, our gross margin dollars for services increased 155%, and services gross margin percentage increased 1360 basis points to 54.0%. The increase in services gross margin dollars and percentage was primarily attributable to incremental gross margin associated with the EMC acquired businesses, which have services gross margin generally above 50%. The impact of purchase accounting adjustments was $292 million in the third quarter of Fiscal 2017, compared to $112 million in the third quarter of Fiscal 2016. Excluding these adjustments and other non-GAAP adjustments, non-GAAP gross margin dollars for services increased 162% during the third quarter of Fiscal 2017, while non-GAAP services gross margin percentage was 59.1%.

During the first nine months of Fiscal 2017, our gross margin dollars for services increased 58% and services gross margin percentage increased 790 basis points to 46.8%. The increase in services gross margin dollars and percentage was primarily attributable to the incremental product gross margin attributable to the EMC acquired businesses. Purchase accounting adjustments totaled $436 million during the first nine months of Fiscal 2017, compared to $386 million during the first nine months of Fiscal 2016. During the first nine months of Fiscal 2017, non-GAAP gross margin dollars for services increased 54% and services gross margin percentage increased 780 basis points to 50.4%.

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

The terms and conditions of our vendor rebate programs are largely based on product volumes and are generally negotiated either at the beginning of the annual or quarterly period, depending on the program. The timing and amount of vendor rebates and other discounts we receive under the programs may vary from period to period, reflecting changes in the competitive environment. We monitor our component costs and seek to address the effects of any changes to terms that might arise under our vendor rebate programs. Our gross margins for the third quarter and first nine months of Fiscal 2017 and Fiscal 2016 were not materially affected by any changes to the terms of our vendor rebate programs, as the amounts we received under these programs were generally stable relative to our total net cost. We are not aware of any significant changes to vendor pricing or rebate programs that may impact our results in the near term.

In addition, we have pursued legal action against certain vendors and are currently involved in negotiations with other vendors regarding their past pricing practices. We have negotiated settlements with some of these vendors and may have additional settlements in future quarters. These settlements are allocated to our segments based on the relative amount of affected vendor products used by each segment. As discussed above, a pricing settlement was recorded in the third quarter of Fiscal 2017 that benefited product gross margins by $80 million in the third quarter and first nine months of Fiscal 2017. No such vendor pricing settlements were recorded in the third quarter and first nine months of Fiscal 2016 that had a material impact on gross margin in those periods, or affected the comparability with gross margin in the Fiscal 2017 periods.

Operating Expenses

The following table presents information regarding our operating expenses during each of the periods presented:

	Three Months Ended					Nine Months Ended
	October 28, 2016			October 30, 2015		October 28, 2016			October 30, 2015
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue
	(in millions, except percentages)
Operating expenses:
Selling, general, and administrative	$4,556	28.0%	134%	$1,943	15.3%	$8,647	20.8%	48%	$5,849	15.3%
Research and development	855	5.3%	220%	267	2.1%	1,365	3.3%	77%	772	2.0%
Total operating expenses	$5,411	33.3%	145%	$2,210	17.4%	$10,012	24.1%	51%	$6,621	17.3%

Other Financial Information
Non-GAAP operating expenses	$3,349	20.0%	91%	$1,752	13.7%	$6,954	16.5%	32%	$5,279	13.7%

During the third quarter and first nine months of Fiscal 2017, our total operating expenses increased 145% and 51%, respectively. During the third quarter of Fiscal 2017 and first nine months of Fiscal 2017, we recognized $0.7 billion and $1.5 billion, respectively, in purchase accounting adjustments and amortization of intangibles related to the EMC merger transaction and the going-private transaction. In comparison, during the third quarter and first nine months of Fiscal 2016, we recognized $0.4 billion and $1.3 billion, respectively, in purchase accounting adjustments and amortization of intangibles related to the going-private transaction. Excluding these costs as well as other corporate expenses, total non-GAAP operating expenses increased 91% and 32% during the third quarter and first nine months of Fiscal 2017, respectively. These increases in total operating expenses and total non-GAAP operating expenses were primarily due to approximately $1.5 billion of incremental costs associated with the EMC acquired businesses.

•
Selling, General, and Administrative — Selling, general, and administrative expenses, or SG&A expenses, increased 134% and 48% during the third quarter and first nine months of Fiscal 2017, respectively. The increases in SG&A expenses were primarily driven by incremental costs associated with the EMC acquired businesses, and also reflected the impact of increased investment in sales capabilities and marketing costs.

•
Research and Development — Research and development expenses, or R&D expenses, are primarily composed of personnel-related expenses related to product development. R&D expenses were approximately 5.3% and 2.1% of net revenues for the third quarter and first nine months of Fiscal 2017 and Fiscal 2016, respectively, compared to 3.3% and 2.0% of net revenue for the first nine months of Fiscal 2017 and Fiscal 2016, respectively. The increases in R&D expenses were attributable to the expansion of our R&D capability through the EMC merger transaction. As our industry continues to change and as the needs of our customers evolve, we intend to support R&D initiatives as we innovate and introduce new and enhanced products and solutions into the market.

We will continue to maintain cost discipline while investing in strategic areas such as our sales force, marketing, and R&D.

Operating Income/Loss

Our operating loss was $1.5 billion and $0.1 billion during the third quarters of Fiscal 2017 and Fiscal 2016, respectively. Operating loss was $1.6 billion and $0.5 billion during the first nine months of Fiscal 2017 and Fiscal 2016, respectively. The increases in operating loss were primarily attributable to higher operating expenses, partially offset by increases in gross margin.

Our operating income/loss includes purchase accounting adjustments associated with the EMC merger transaction and the going-private transaction, amortization of intangible assets, costs related to acquisition, integration, and divestitures, and other corporate expenses. In aggregate, these items totaled $3.5 billion and $4.9 billion for the third quarter and first nine months of Fiscal 2017, respectively. On a non-GAAP basis, operating income increased 225% to $2.0 billion during the third quarter of Fiscal 2017 and 108% to $3.3 billion during the first nine months of Fiscal 2017. The increases in non-GAAP operating income were primarily attributable to higher gross margins, partially offset by increases in operating expenses.

Interest and Other, Net

The following table provides information regarding interest and other, net for each of the periods presented:

	Three Months Ended		Nine Months Ended
	October 28, 2016	October 30, 2015	October 28, 2016	October 30, 2015
	(in millions)
Interest and other, net:
Investment income, primarily interest	$38	$9	$62	$30
Loss on investments, net	(6)	—	(4)	(3)
Interest expense	(585)	(167)	(1,100)	(516)
Foreign exchange	4	(30)	(51)	(79)
Other	(245)	(15)	(269)	(32)
Total interest and other, net	$(794)	$(203)	$(1,362)	$(600)

During the third quarter and first nine months of Fiscal 2017, changes in interest and other, net were unfavorable by $591 million and $762 million, respectively, primarily due to an increase in interest expense from higher average debt balances from debt issued in connection with the EMC merger transaction, and to approximately $245 million of other expenses related to debt extinguishment and new borrowings associated with that transaction. See Note 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this report for further information regarding our debt.

Income and Other Taxes

For the third quarter and first nine months of Fiscal 2017, our effective income tax rates for continuing operations were 29.0% and 21.1% on pre-tax losses from continuing operations of $2.3 billion and $2.9 billion, respectively. In comparison, for the third quarter and first nine months of Fiscal 2016, our effective income tax rates for continuing operations were 6.0% and 8.1% on pre-tax losses from continuing operations of $0.3 billion and $1.1 billion, respectively. The change in our effective income tax rate was primarily attributable to tax benefits from charges associated with the EMC merger transaction, including purchase accounting adjustments, interest charges, and stock based compensation expenses. These benefits were partially off-set by a higher mix of operating income in higher-tax jurisdictions. See Note 1 and Note 3 of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this report for more information on the EMC merger transaction. The income tax rate for future periods will be impacted by the actual mix of jurisdictions in which income is generated.

Our effective tax rate can fluctuate depending on the geographic distribution of our world-wide earnings, as our foreign earnings are generally taxed at lower rates than in the United States. In certain jurisdictions, our tax rate is significantly less than the applicable statutory rate as a result of tax holidays. The majority of our foreign income that is subject to these tax holidays and lower tax rates is attributable to Singapore, China, and Malaysia. A significant portion of these income tax benefits is related to a tax holiday that will expire on December 31, 2016. We have negotiated new terms for the affected subsidiary, which provides for a reduced income tax rate that will be effective for a two-year bridge period expiring in January

2019. Our other tax holidays will expire in whole or in part during Fiscal 2019 through Fiscal 2023. Many of these tax holidays and reduced tax rates may be extended when certain conditions are met or may be terminated early if certain conditions are not met. The differences between our effective tax rate and the U.S. federal statutory rate of 35% principally resulted from the geographical distribution of taxable income discussed above and permanent differences between the book and tax treatment of certain items.  We continue to assess our business model and its impact in various taxing jurisdictions.

For further discussion regarding tax matters, including the status of income tax audits, see Note 13 of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this report.

Subsequent to the third quarter of Fiscal 2017, on November 9, 2016, we effectively settled an Internal Revenue Service audit for fiscal years 2004 through 2006. The settlement amount payable to the Internal Revenue Service in early 2017 is approximately $545 million, and we expect to record an income tax benefit of approximately $300 million in the fourth quarter of Fiscal 2017. However, we are currently evaluating the impact of the settlement on its unrecognized tax liabilities; therefore, the actual amount of tax benefit to be recorded in future quarters is still uncertain. See Note 13 and Note 22 of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this report for more information about the settlement.

Net Income/Loss from Continuing Operations

During the third quarter and first nine months of Fiscal 2017, net loss from continuing operations increased 520% to a net loss of $1.6 billion and 132% to a net loss of $2.3 billion, respectively. The increases in net loss for the third quarter and first nine months of Fiscal 2017 were primarily attributable to an increase in operating loss, and to an increase in interest and other, net, expense due to an increase in interest expense as the result of higher average debt balances from debt issued in connection with the EMC merger transaction. For the third quarter and first nine months of Fiscal 2017, an increase in tax benefit partially offset higher operating expense and interest and other, net expense during the period. See Note 13 of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this report for more information regarding our effective tax rate.

Net loss for the third quarter and first nine months of Fiscal 2017 included amortization of intangible assets, purchase accounting adjustments, costs related to acquisition, integration, and divestitures, and other corporate expenses. Excluding these costs, during the third quarter and first nine months of Fiscal 2017, non-GAAP net income from continuing operations increased 230% to $1.0 billion, and 138% to $1.6 billion, respectively. The increases in non-GAAP net income for the third quarter and first nine months of Fiscal 2017 were primarily attributable to an increase in operating income, the effect of which was primarily offset by an increase in interest and other, net, expense due to an increase in interest expense as the result of higher average debt balances from debt issued in connection with the EMC merger transaction.

Non-controlling Interests

We have non-controlling interests reflected in our consolidated financial statements, for the portions of equity of SecureWorks, VMware and Pivotal that are not owned by Dell Technologies, Inc. During the third quarter and first nine months of Fiscal 2017, the net loss attributable to the non-controlling interest in SecureWorks was $1 million and $2 million, respectively. During both the third quarter and first nine months of Fiscal 2017, net loss attributable to the non-controlling interest in VMware was $10 million. During the third quarter and first nine months of Fiscal 2016, Dell Technologies did not have any non-controlling interests. For more information about our non-controlling interests see Note 15 of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this report.

Net Loss Attributable to Dell Technologies Inc.

Net loss attributable to Dell Technologies Inc. represents net income/loss from continuing and discontinued operations, and the adjustment for non-controlling interests. During the third quarter of Fiscal 2017 and Fiscal 2016, the net loss attributable to Dell Technologies Inc. was $2.1 billion and $0.2 billion, respectively, which was primarily due to an increase in net loss from continuing and discontinued operations.

During the first nine months of Fiscal 2017 and Fiscal 2016, the net loss attributable to Dell Technologies Inc. was $1.4 billion and $0.9 billion, respectively, which was due to to an increase in net loss from continuing operations, offset partially by an increase in income from discontinued operations. For more information regarding our discontinued operations see Note 4 of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this report.

Business Unit Results

Our reportable segments are based on the following business units: Client Solutions Group, or CSG; Infrastructure Solutions Group, or ISG; and VMware. A description of our three business units is provided under "Introduction." See Note 20 of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this report for a reconciliation of net revenue by reportable segment to consolidated net revenue.

Client Solutions Group:

The following table presents net revenue and operating income attributable to CSG for the respective periods:

	Three Months Ended			Nine Months Ended
	October 28, 2016	% Change	October 30, 2015	October 28, 2016	% Change	October 30, 2015
	(in millions, except percentages)
Net Revenue (a):
Commercial	$6,400	(1)%	$6,437	$19,343	(2)%	$19,778
Consumer	2,787	12%	2,499	7,635	5%	7,262
Total CSG net revenue	$9,187	3%	$8,936	$26,978	—%	$27,040

Operating Income:
CSG operating income	$634	65%	$384	$1,503	62%	$926
% of segment net revenue	6.9%		4.3%	5.6%		3.4%
____________________

(a)
In the first quarter of Fiscal 2017, we redefined the categories within the CSG business unit. None of these changes impacted our consolidated or total business unit results. Prior period amounts have been recast to provide comparability.

Net Revenue — During the third quarter of Fiscal 2017, CSG net revenue increased 3% driven by an increase in consumer net revenue, offset by a decrease in commercial net revenue . Commercial net revenue experienced a decrease in overall average selling prices that was partially mitigated by a shift in mix to sales of more premium notebook and workstation units. The increase in consumer net revenue was driven by an increase in notebook units sold, partially offset by an overall decrease in average selling prices. Both commercial and consumer businesses experienced an overall decline in average selling prices as we strategically managed our pricing position given the favorable cost environment and competitive environment.

From a geographical perspective, net revenue attributable to CSG increased in the Americas and APJ during the third quarter of Fiscal 2017, partially offset by a decrease in net revenue in EMEA.

During the first nine months of Fiscal 2017, CSG net revenue was relatively unchanged as the decrease in commercial net revenue was offset by the increase in consumer net revenue. The decrease in commercial net revenue was attributable to an overall decrease in average selling prices, while demand was relatively unchanged. The increase in consumer net revenue was primarily driven by an increase in notebook units sold, partially offset by an overall decrease in average selling prices. Both commercial and consumer operations experienced an overall decline in average selling prices as we strategically managed our pricing position given the favorable cost environment.

From a geographical perspective, net revenue attributable to CSG decreased in EMEA and APJ during the first nine months of Fiscal 2017, partially offset by an increase in net revenue in the Americas.

Operating Income — Operating income as a percentage of net revenue attributable to CSG increased 260 basis points to 6.9% during the third quarter of Fiscal 2017 and increased 220 basis points to 5.6%, during the first nine months of Fiscal 2017. These increases were driven by an increase in our gross margin percentage, which was principally the result of a favorable cost position and a richer product mix of premium notebooks and workstations. The increase in our gross margin percentages also benefited from an $80 million vendor pricing settlement received during the third quarter of Fiscal 2017, which resulted in an incremental benefit of 90 basis points and 30 basis points to our operating income percentage during the third quarter and first nine months of Fiscal 2017, respectively.

Infrastructure Solutions Group:

The following table presents net revenue and operating income attributable to ISG for the respective periods:

	Three Months Ended			Nine Months Ended
	October 28, 2016	% Change	October 30, 2015	October 28, 2016	% Change	October 30, 2015
	(in millions, except percentages)
Net Revenue:
Servers and networking	$2,910	(8)%	$3,163	$9,222	(3)%	$9,527
Storage	3,079	462%	548	4,159	151%	1,655
Total ISG net revenue	$5,989	61%	$3,711	$13,381	20%	$11,182

Operating Income:
ISG operating income	$897	249%	$257	$1,389	79%	$776
% of segment net revenue	15.0%		6.9%	10.4%		6.9%

Net Revenue — During the third quarter of Fiscal 2017, ISG net revenue increased 61% due to incremental net revenue associated with the EMC acquired storage business, which caused storage revenue to increase 462%. The increase in storage revenue was partially offset by an 8% decrease in revenue from servers and networking. The decline in revenue from servers and networking was primarily a result of a decline in sales of PowerEdge units due to evolving trends as customer demand shifts to cloud and hyperscale servers. The decline in servers and networking net revenue was also attributable to a decrease in average selling prices due to competitive pressures.

During the first nine months of Fiscal 2017, ISG net revenue increased 20% due to the incremental net revenue associated with the EMC acquired storage businesses which caused storage revenue to increase 151%. The increase in storage revenue was offset partially by a decrease of 3% in servers and networking that was primarily attributable to declines in PowerEdge units sold. In servers and networking, the decline in net revenue from sales of PowerEdge servers was partially offset by an increase in revenue from sales of cloud servers and other cloud products. The decrease in PowerEdge server units sold was attributable to evolving trends as customer demand shifts to cloud and hyperscale servers.

From a geographical perspective, during the third quarter and first nine months of Fiscal 2017, ISG net revenue increased in the all regions due to the incremental revenue from the EMC acquired storage business. The EMC acquired storage business operates on a world-wide basis with a geographic mix similar to that of the legacy Dell ISG business.

Operating Income — During the third quarter of Fiscal 2017, ISG operating income as a percentage of net revenue increased 810 basis points to 15.0%. The increase in ISG operating income percentage was primarily driven by the favorable impact of higher gross margins percentages and operating income percentages from the EMC acquired businesses, and, to a lesser extent, by an increase in gross margin percentage on servers and networking, which was principally the result of a favorable cost position.

During the first nine months of Fiscal 2017, ISG operating income as a percentage of net revenue increased 350 basis points to 10.4%. The increase in ISG operating income percentage was primarily driven by the favorable impact of higher gross margin percentages and operating income percentages from the EMC acquired businesses. The operating income percentage for the legacy Dell ISG business was relatively flat over the period.

VMware:

The following table presents net revenue and operating income attributable to VMware for the respective periods:

	Three Months Ended			Nine Months Ended
	October 28, 2016	% Change	October 30, 2015	October 28, 2016	% Change	October 30, 2015
	(in millions, except percentages)
Net Revenue:
VMware net revenue	$1,289	NA	$—	$1,289	NA	$—

Operating Income:
VMware operating income	$548	NA	$—	$548	NA	$—
% of segment net revenue	42.5%		NA	42.5%		NA

Net Revenue — VMware net revenue during the third quarter and first nine months of Fiscal 2017 represents revenue from the EMC merger transaction date of September 7, 2016 through October 28, 2016. VMware net revenue for the third quarter of Fiscal 2017 primarily consists of revenue from the sale of software licenses under perpetual licenses, related software maintenance and support, training, consulting services, and hosted services.

From a geographical perspective, approximately half of VMware net revenue during the third quarter of Fiscal 2017 was generated from sales to customers in the United States.

Operating Income — VMware operating income was 42.5% during the third quarter of Fiscal 2017. The VMware operating income percentage for the periods presented was impacted by the timing of the completion of the EMC merger transaction.

Accounts Receivable

We sell products and services directly to customers and through a variety of sales channels, including retail distribution. Our accounts receivable, net, was $8.8 billion and $4.9 billion as of October 28, 2016 and January 29, 2016, respectively. We maintain an allowance for doubtful accounts to cover receivables that may be deemed uncollectible. The allowance for losses is based on a provision for accounts that are collectively evaluated based on historical bad debt experience as well as specific identifiable customer accounts that are deemed at risk. As of October 28, 2016 and January 29, 2016, the allowance for doubtful accounts was $50 million and $36 million, respectively. Based on our assessment, we believe that we are adequately reserved for expected credit losses. We monitor the aging of our accounts receivable and continue to take actions to reduce our exposure to credit losses.

Dell Financial Services and Financing Receivables

Dell Financial Services, referred to as DFS, offers a wide range of financial services, including originating, collecting, and servicing customer receivables primarily related to the purchase of Dell products. Following the closing of the EMC merger transaction, DFS began offering similar financial services related to the purchase of Dell EMC and VMware products. In some cases, we originate financing activities for our commercial customers related to the purchase of third-party technology products that complement our portfolio of products and services. New financing originations, which represent the amounts of financing provided by DFS to customers for equipment and related software and services, including third-party originations, were $1.1 billion and $0.9 billion for third quarter of Fiscal 2017 and Fiscal 2016, respectively, and $3.0 billion and $2.8 billion for the first nine months of Fiscal 2017 and Fiscal 2016, respectively. As of October 28, 2016 and January 29, 2016, our financing receivables, net were $5.4 billion and $5.1 billion, respectively.

We have securitization programs to fund revolving loans and fixed-term leases and loans through consolidated special purpose entities, referred to as SPEs, which we account for as secured borrowings. We transfer certain U.S. customer financing receivables to these SPEs, whose purpose is to facilitate the funding of customer receivables through financing arrangements with multi-seller conduits that issue asset-backed debt securities in the capital markets and to private investors. During the third quarters of Fiscal 2017 and Fiscal 2016, we transferred $0.6 billion and $0.7 billion to these SPEs, respectively, and during the first nine months of Fiscal 2017 and Fiscal 2016, we transferred $2.0 billion and $2.5 billion, respectively. The structured financing debt related to all of our securitization programs included as secured borrowing was $2.8 billion as of both October 28, 2016 and January 29, 2016. In addition, the carrying amount of the corresponding financing receivables was $3.3 billion as of both October 28, 2016 and January 29, 2016. As a result of the EMC merger transaction, we plan to expand our existing securitization programs to allow for additional funding of customer receivables in the capital markets.
We maintain an allowance to cover expected financing receivable credit losses and evaluate credit loss expectations based on our total portfolio. For the third quarters of Fiscal 2017 and Fiscal 2016, the principal charge-off rate for our total portfolio was 2.2% and 2.0%, respectively. For the first nine months of Fiscal 2017 and Fiscal 2016, the principal charge-off rate for our total portfolio was 2.1% and 2.5%, respectively. The credit quality of our financing receivables has improved in recent years due to an overall improvement in the credit environment and as the mix of high-quality commercial accounts in our portfolio has increased. The allowance for losses is determined based on various factors, including historical and anticipated experience, past due receivables, receivable type, and customer risk profile. At October 28, 2016 and January 29, 2016, the allowance for financing receivable losses was $146 million and $176 million, respectively. In general, the loss rates on our financing receivables have improved over the periods presented.  We expect relatively stable loss rates in future periods, with movements in these rates being primarily driven by seasonality and a continued shift in portfolio composition to lower risk commercial assets. We continue to monitor broader economic indicators and their potential impact on future loss performance. We have an extensive process to manage our exposure to customer credit risk, including active management of credit lines and our collection activities. We also sell selected fixed-term financing receivables to unrelated third parties on a periodic basis, primarily to manage certain concentrations of customer credit exposure.  Based on our assessment of the customer financing receivables, we believe that we are adequately reserved.
See Note 7 of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this report for additional information about our financing receivables and the associated allowance.

Deferred Revenue

Deferred revenue represents amounts received in advance for extended warranty services, deferred hardware, software maintenance, unearned license fees, which are recognized ratably over the contract term as either product or services revenue depending on the nature of the item, and deferred professional services. We also have deferred revenue related to internally-developed software offerings, and deferred profit on third-party software offerings, which are generally recognized ratably over the contract term as either product or services revenue depending on the nature of the item.

Our total deferred revenue was $17.1 billion and $7.7 billion as of October 28, 2016 and January 29, 2016, respectively, and increased $9.4 billion, or 122%, over that period. This increase was primarily attributable to the deferred revenue assumed in the EMC merger transaction, which was recorded at its fair value of $8.4 billion. A majority of deferred revenue as of October 28, 2016 is expected to be recognized over the next two years. See Note 1 and Note 3 of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this report for additional information on the EMC merger transaction.

Off-Balance Sheet Arrangements
As of October 28, 2016, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition or results of operations.

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

Liquidity and Capital Resources

To support our ongoing business operations, we rely on operating cash flows as our primary source of liquidity. We monitor the efficiency of our balance sheet to ensure that we have adequate liquidity to support our strategic initiatives. In addition to internally generated cash, we have access to other capital sources to finance our strategic initiatives and fund growth in our financing operations, as evidenced by our actions to raise capital for the EMC merger transaction. We have undertaken strategic divestitures, some of which were completed subsequent to the close of our third quarter of Fiscal 2017. We used the net proceeds from those divestitures to pay down a portion of the EMC merger transaction financing. For more information on repayment of this debt, see Note 22 of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this report. As of October 28, 2016, we had $8.8 billion of total cash and cash equivalents, a majority of which was held outside of the United States. Our strategy is to deploy capital from any potential source, whether internally generated cash or debt, depending on the adequacy and availability of that source of capital and whether it can be accessed in a cost-effective manner. We made available $3.0 billion of cash on hand from legacy Dell entities and $4.8 billion of cash on hand from legacy EMC entities to consummate the EMC merger transaction, some of which was repatriated from foreign jurisdictions.  We did not incur material tax or other material costs as a result of the repatriation.

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

The following table summarizes our cash and cash equivalents as well as our available borrowings as of October 28, 2016 and January 29, 2016:

	October 28, 2016	January 29, 2016
	(in millions)
Cash and cash equivalents, and available borrowings:
Cash and cash equivalents	$8,822	$6,322
Remaining available borrowings under the Revolving Credit Facility	1,566	—
Remaining available borrowings under the asset-backed credit line ("ABL Credit Facility")	—	1,676
Total cash, cash equivalents, and available borrowings	$10,388	$7,998

At the closing of the EMC merger transaction on September 7, 2016, we entered into the Revolving Credit Facility and terminated the ABL Credit Facility. The Revolving Credit Facility has maximum aggregate borrowings of approximately $3.2 billion. Available borrowings under the Revolving Credit Facility are reduced by draws on the facility as well as outstanding letters of credit. As of October 28, 2016, remaining available borrowings under this facility totaled approximately $1.6 billion.

We believe that our current cash and cash equivalents, along with cash that will be provided by future operations and borrowings expected to be available under the Revolving Credit Facility, will be sufficient over at least the next twelve months to fund our operations, capital expenditures, share repurchases, and debt service requirements, as well as any tax audit settlements described in Note 13 and Note 22 of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this report.

Debt

The following table summarizes our outstanding debt as of October 28, 2016 and January 29, 2016:

	October 28, 2016	January 29, 2016
	(in millions)
Outstanding Debt:
Term loan facilities and Senior First Lien Notes issued in connection with going-private transaction	$—	$7,623
Unsecured notes and debentures issued prior to going-private transaction	2,453	2,853
Structured financing debt	3,426	3,411
Senior Secured Credit Facilities and First Lien Notes issued in connection with EMC merger transaction	35,900	—
Senior Notes issued in connection with EMC merger transaction	3,250	—
Existing EMC notes outstanding after the EMC merger transaction ("EMC Notes")	5,500	—
Bridge facilities issued in connection with EMC merger transaction	6,200	—
Other	58	93
Total debt, principal amount	56,787	13,980
Carrying value adjustments	(1,115)	(349)
Total debt, carrying value	$55,672	$13,631

To finance the EMC merger transaction, we issued an aggregate principal amount of $45.9 billion in new debt, which included proceeds from the sale of the First Lien Notes and Senior Unsecured Notes, as well as borrowings under the Senior Secured Credit Facilities (including the Revolving Credit Facility), the Asset Sale Bridge Facility, the Margin Bridge Facility, and the VMware Bridge Facility at the closing of the transaction. Additionally, as of September 7, 2016, EMC had outstanding approximately $2.5 billion aggregate principal amount of its 1.875% Notes due June 2018, approximately $2.0 billion aggregate principal amount of its 2.650% Notes due June 2020 and approximately $1.0 billion aggregate principal amount of its 3.375% Notes due June 2023, referred to collectively, the EMC Notes. The EMC Notes remain outstanding following the closing of the EMC merger transaction.

Upon the closing of the EMC merger transaction, we repaid and terminated the ABL Credit Facility and the Term Loan Facilities obtained in connection with the going-private transaction and redeemed the Senior First Lien Notes issued in connection with the going-private transaction. Further, during the first nine months of Fiscal 2017, we repaid $0.4 billion of maturing Unsecured Notes and Debentures and $0.5 billion of the Revolving Credit Facility obtained in connection with the EMC merger transaction.

Our requirements for cash to pay principal and interest have increased significantly due to the borrowings that were required to finance the EMC merger transaction. We expect the increased cash flows from the combined businesses will be sufficient to meet these requirements. We or our affiliates, at our or their sole discretion, may purchase, redeem, prepay, refinance, or otherwise retire our outstanding indebtedness under the terms of such indebtedness, in open market or negotiated transactions with the holders of such indebtedness, or otherwise.

We balance the use of our securitization programs with working capital and other sources of liquidity to fund growth in our global financial services business. Of the $56.8 billion in outstanding principal debt as of October 28, 2016, $4.8 billion, which includes $3.4 billion in structured financing debt, is used to fund this business.

Note 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this report for more information about our debt.

Cash Flows

The following table contains a summary of our Unaudited Condensed Consolidated Statements of Cash Flows for the respective periods:

	Nine Months Ended
	October 28, 2016	October 30, 2015
	(in millions)
Net change in cash from:
Operating activities	$1,546	$1,191
Investing activities	(38,059)	(198)
Financing activities	38,810	(321)
Effect of exchange rate changes on cash and cash equivalents	31	(88)
Change in cash and cash equivalents	$2,328	$584

Operating Activities — Cash provided by operating activities was $1.5 billion and $1.2 billion for the first nine months of Fiscal 2017 and Fiscal 2016, respectively. Strong operating cash flows in both periods were attributable to more profitable operations and to favorable changes in working capital resulting from extending payment terms with suppliers. During the first nine months of Fiscal 2017, the favorable effects of these factors were partially offset by the cash used for transaction-related expenses. The terms of our supplier arrangements will evolve as we continue to integrate the businesses acquired through the EMC merger transaction.

Investing Activities — Investing activities consist of cash used to fund strategic acquisitions, capital expenditures for property, plant, and equipment, collections on purchased financing receivables, and proceeds from sale of facilities, land and other assets. Cash used in investing activities was $38.1 billion and $0.2 billion during the first nine months of Fiscal 2017 and Fiscal 2016, respectively, which included $104 million and $85 million, respectively, in capital expenditures attributable to discontinued operations. The increase in cash used by investing activities was driven by $37.6 billion, net cash used to fund our acquisition of EMC.

Financing Activities — Financing activities primarily consist of the proceeds and repayments of debt. During the first nine months of Fiscal 2017, cash provided by financing activities was $38.8 billion. Cash provided by financing activities consisted primarily of $46.0 billion in cash proceeds from debt, $43.2 billion of which was issued in connection with the EMC merger transaction, and $4.4 billion in proceeds from the sale and issuance of our Class A, Class B, and Class C Common Stock for financing of that transaction. These issuances were partially offset by $9.6 billion in repayments of debt, $0.8 billion in payments for debt issuance costs, $0.8 billion in payments to repurchase common stock, and $0.4 billion in payments related to the appraisal litigation from the going-private transaction. See Note 12 of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this report for more information about the appraisal shares litigation. In comparison, during the first nine months of Fiscal 2016, cash used in financing activities was $0.3 billion as we issued $0.8 billion, net, in additional structured financing debt, repaid $0.7 billion in maturing Unsecured Notes and Debentures, and repaid $0.4 billion, net, in Term Loan Facilities issued in connection with the going-private transaction and related foreign currency derivative settlements.

See Note 7 of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this report for more information about our securitization programs, and Note 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this report for more information about our debt.

Key Performance Metrics

We previously presented our cash conversion cycle metric on a basis which included our discontinued businesses. However, since we completed the Dell Services and DSG divestitures subsequent to the end of the third quarter of Fiscal 2017, we believe that a cash conversion cycle metric which excludes our discontinued operations provides a better indication of our cash conversion cycle and is a better basis for evaluating our potential future cash operations. Accordingly, we have derived the components of our cash conversion cycle for the periods presented below using balances and results of operations which exclude Dell Services, DSG, and ECD.
The following table presents the components of our cash conversion cycle for the periods presented:

	Three Months Ended
	October 28, 2016	October 30, 2015
Days of sales outstanding (a)	52	42
Days of supply in inventory (b)	23	13
Days in accounts payable (c)	(115)	(111)
Cash conversion cycle (d)	(40)	(56)
__________________

(a)
Days of sales outstanding, referred to as DSO, calculates the average collection period of our receivables. DSO is based on the ending net trade receivables and the most recent quarterly non-GAAP net revenue for each period. DSO also includes the effect of product costs related to customer shipments not yet recognized as revenue that are classified in other current assets. DSO is calculated by adding accounts receivable, net of allowance for doubtful accounts, and customer shipments in transit and dividing that sum by average non-GAAP net revenue per day for the current quarter (90 days for all fiscal quarters presented herein). At October 28, 2016, DSO and days of customer shipments not yet recognized were 47 and 5 days, respectively. At October 30, 2015, DSO and days of customer shipments not yet recognized were 37 and 5 days, respectively.

(b)
Days of supply in inventory, referred to as DSI, measures the average number of days from procurement to sale of our products. DSI is based on ending inventory adjusted to exclude purchase accounting adjustments and non-GAAP cost of goods sold for each period. DSI is calculated by dividing ending inventory by average non-GAAP cost of goods sold per day for the current quarter (90 days for all fiscal quarters presented herein).

(c)
Days in accounts payable, referred to as DPO, calculates the average number of days our payables remain outstanding before payment. DPO is based on ending accounts payable and non-GAAP cost of goods sold for each period. DPO is calculated by dividing accounts payable by average non-GAAP cost of goods sold per day for the current quarter (90 days for all fiscal quarters presented herein).

(d)
We calculate our cash conversion cycle using non-GAAP net revenue and non-GAAP cost of goods sold because we believe that excluding certain items from the GAAP results facilitates management's understanding of this key performance metric.

The tables below provide reconciliations of each non-GAAP financial measure to its most directly comparable GAAP financial measure used in calculating the DSO, DSI and DPO metrics:

	Three Months Ended
	October 28, 2016	October 30, 2015
	(in millions)
Cost of goods sold	$12,348	$10,542
Non-GAAP adjustments:
Impact of purchase accounting	(199)	(17)
Amortization of intangibles	(604)	(98)
Transaction-related expenses	(30)	(2)
Other corporate expenses	(62)	(3)
Non-GAAP cost of goods sold	$11,453	$10,422

	October 28, 2016	October 30, 2015
	(in millions)
Inventory	$3,504	$1,477
Less: Impact of purchase accounting	(565)	—
Inventory adjusted to exclude purchase accounting adjustments	$2,939	$1,477

For the three months ended October 28, 2016, changes in our cash conversion cycle were unfavorable by sixteen days when compared to the three months ended October 30, 2015. This was primarily driven by a ten day increase in DSO and a ten day increase in DSI. DSO, DSI, and DPO were all impacted to varying degrees by the timing of the EMC merger transaction as we assumed all of EMC's accounts receivable, inventory, and accounts payable, but only included the portion of EMC's revenue and cost of goods sold for the period from September 7, 2016 to October 28, 2016. This timing impact was the primary driver for the increase in DSO. The increase in DSI was primarily due to our acquisition of EMC and the longer inventory cycle associated with the acquired product lines. The increases in DSO and DSI were partially offset by a four day increase in DPO, which was primarily the result of extended supplier payment terms, partially offset by the timing of the EMC merger transaction. We believe our business model allows us to maintain an efficient cash conversion cycle, which compares favorably with that of others in our industry.

Capital Commitments

Capital Expenditures — During the first nine months of Fiscal 2017 and Fiscal 2016, we spent $417 million and $340 million, respectively, on property, plant, and equipment, which included $104 million and $85 million, respectively, attributable to discontinued operations. These expenditures were primarily incurred in connection with our global expansion efforts and infrastructure investments made to support future growth. Product demand, product mix, and the increased use of contract manufacturers, as well as ongoing investments in operating and information technology infrastructure, influence the level and prioritization of our capital expenditures. Aggregate capital expenditures for Fiscal 2017, which will be primarily related to infrastructure investments and strategic initiatives, are currently expected to total approximately $0.5 billion.

Share Repurchase Program — On September 7, 2016, our board of directors approved a stock repurchase program under which we are authorized to use assets of the DHI Group to repurchase up to $1.0 billion of shares of our Class V Common Stock over a two-year period. During the three months ended October 28, 2016, we repurchased $165 million of Class V Common Stock under the program. At October 28, 2016, our remaining authorized amount for share repurchases under the program was $835 million. For more information regarding our repurchase of Class V Common Stock, see Note 17 of Notes to the Unaudited Condensed Consolidated Financial Statements included in this report, and “Part II — Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.”

In April 2016, VMware's board of directors authorized the repurchase of up to $1.2 billion of VMware's Class A common stock through the end of 2016. All shares repurchased under VMware's stock repurchase programs are retired. During the period from September 7, 2016 through October 28, 2016, VMware repurchased $611 million in shares of its Class A common stock. The authorized amount for repurchases of VMware Class A common stock was entirely utilized as of October 28, 2016.

Contractual Cash Obligations

The following table summarizes our contractual cash obligations as of October 28, 2016:

		Payments Due by Fiscal Year
	Total	2017 (remaining three months)	2018-2019	2020-2021	Thereafter
	(in millions)
Contractual cash obligations:
Principal payments on debt	$56,787	$660	$17,921	$7,302	$30,904
Interest	18,903	966	4,326	3,384	10,227
Purchase obligations	2,759	2,510	200	35	14
Operating leases	2,378	63	846	506	963
Uncertain tax positions (a)	—	—	—	—	—
Contractual cash obligations	$80,827	$4,199	$23,293	$11,227	$42,108
____________________

(a)
We have approximately $3.8 billion in additional liabilities associated with uncertain tax positions as of October 28, 2016. We expect to pay $545 million within the next 12 months. See Note 22 of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this report for more information about subsequent events. We are unable to reliably estimate the expected payment dates for any remaining liabilities for uncertain tax positions.

Principal Payments on Borrowings — Our expected principal cash payments on borrowings are exclusive of discounts and premiums. We have outstanding long-term notes with varying maturities. As of October 28, 2016, the future principal payments related to structured financing debt were expected to be $0.6 billion in Fiscal 2017 (remaining three months), $2.7 billion in Fiscal 2018-2019, and $0.2 billion thereafter. For additional information about our debt, see Note 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this report.

Subsequent to October 28, 2016, we repaid $2.2 billion principal amount of our asset sale bridge facility and $2.1 billion principal amount of our term loan A-1 facility, each of which was issued on September 7, 2016 in connection with the EMC merger transaction. For additional information, see Note 22 of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this report.

Interest — See Note 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this report for further discussion of our debt and related interest expense.

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

Operating Leases — We lease property and equipment, manufacturing facilities, and office space under non-cancelable leases. Certain of these leases obligate us to pay taxes, maintenance, and repair costs.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Dell Technologies is exposed to a variety of market risks, including risks associated with foreign currency exchange rate fluctuations, interest rate changes affecting its variable-rate debt, and changes in the market value of investments. In the normal course of business, Dell Technologies employs established policies and procedures to manage these risks.
Foreign Currency Risk

During the third quarter and first nine months of Fiscal 2017, the principal foreign currencies in which Dell Technologies transacted business were the Euro, Chinese Renminbi, Japanese Yen, British Pound, Canadian Dollar, and Australian Dollar. The objective of Dell Technologies in managing its exposures to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations associated with foreign currency exchange rate changes on earnings and cash flows. Accordingly, Dell Technologies utilizes foreign currency option contracts and forward contracts to hedge its exposure on forecasted transactions and firm commitments for certain currencies. Dell Technologies monitors its foreign currency exchange exposures to ensure the overall effectiveness of its foreign currency hedge positions. However, there can be no assurance that the foreign currency hedging activities will continue to substantially offset the impact of fluctuations in currency exchange rates on the results of operations and financial position in the future.
As of October 28, 2016, based on the outstanding foreign currency hedge instruments of Dell Technologies, which include designated and non-designated instruments, there was a maximum potential one-day loss at a 95% confidence level in fair value of approximately $27.5 million using a Value-at-Risk, referred to as VAR, model. By using market implied rates and incorporating volatility and correlation among the currencies of a portfolio, the VAR model simulates 10,000 randomly generated market prices and calculates the difference between the fifth percentile and the average as the Value-at-Risk. The VAR model is a risk estimation tool and is not intended to represent actual losses in fair value that could be incurred. Additionally, as Dell Technologies utilizes foreign currency instruments for hedging forecasted and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure.

Interest Rate Risk

Dell Technologies is primarily exposed to interest rate risk related to its variable-rate debt and investment portfolio.

As of October 28, 2016, Dell Technologies had $15.9 billion of outstanding borrowings under its Senior Secured Credit Facilities and $4.0 billion of outstanding borrowings under its Margin Bridge Facility and VMware Note Bridge Facility. Amounts outstanding under these facilities generally bear interest at variable rates equal to applicable margins plus specified base rates or LIBOR-based rates. For information about this debt, see Note 8 of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this report. Accordingly, Dell Technologies is exposed to market risk based on fluctuations in interest rates on borrowings under the facilities. As of October 28, 2016, outstanding borrowings under the facilities accrued interest at an annual rate between 2.39% and 4.00%. Based on this variable-rate debt outstanding as of October 28, 2016, a 100 basis point increase in interest rates would have resulted in an increase of approximately $188 million in annual interest expense.

As of October 28, 2016, Dell Technologies had $3.4 billion of outstanding structured financing debt that accrued interest at variable rates. For information about this debt, see Note 7 of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this report. Dell Technologies mitigates the interest rate risk related to its structured financing debt through the use of interest rate swaps to hedge the variability in cash flows related to the interest rate payments on such debt.

We maintain an investment portfolio consisting of debt and equity securities of various types and maturities which is exposed to interest rate risk. The investments are classified as available-for-sale and are all denominated in U.S. dollars. These securities are recorded on the consolidated balance sheet at market value, with any unrealized gain or temporary non-credit related loss recorded in other comprehensive loss. These instruments are not leveraged and are not held for trading purposes. Dell Technologies mitigates the risks related to its investment portfolio by investing primarily in high-quality credit securities, limiting the amount that can be invested in any single issuer and investing in short-to-intermediate-term investments. As of October 28, 2016, a 100 basis point increase or decrease in interest rates would have resulted in an $85 million impact on the fair value of this portfolio.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 28, 2016. Based on that evaluation, our management has concluded that our disclosure controls and procedures were effective as of October 28, 2016.

Changes in Internal Control over Financial Reporting

On September 7, 2016, we completed our acquisition by merger of EMC Corporation as described elsewhere in this report. Revenues of approximately $3.6 billion and net loss of approximately $0.6 billion attributable to EMC were included in the Condensed Consolidated Statements of Income (Loss) for the period from September 7, 2016 through October 28, 2016.
We continue to integrate policies, processes, people, technology, and operations relating to this transaction, and will continue to evaluate the impact of any related changes to our internal control over financial reporting. Except for any changes in our internal control over financial reporting related to the integration of EMC, there were no changes in our internal control over financial reporting during the third quarter of Fiscal 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

On August 25, 2016, Denali Holding Inc., or Denali, changed its name to Dell Technologies, Inc. On September 7, 2016, as described elsewhere in this report, Dell Technologies completed its acquisition of EMC by merger.

ITEM 1 — LEGAL PROCEEDINGS
The information required by this item is incorporated herein by reference to the information set forth under the caption “Legal Matters” in Note 12 of the Notes to the Unaudited Condensed Consolidated Financial Statements included in “Part I — Item 1 — Financial Statements.”

Additional information on our commitments and contingencies can be found in "Denali Financial Statements" for our fiscal year ended January 29, 2016 included in the proxy statement/prospectus dated June 6, 2016, or Form S-4 proxy statement/prospectus, forming part of our registration statement on Form S-4 (Registration No. 333-208524) filed with the SEC.

ITEM 1A — RISK FACTORS

In addition to the other information set forth in this report, the factors described in the section titled "Risk Factors — Risk Factors Relating to Denali, Dell and EMC — Risk Factors Relating to Denali and Dell" of the Form S-4 proxy statement/prospectus could materially affect our business, financial condition, or operating results. Further, as a result of our acquisition of EMC and related transactions, we are subject to additional risks, including the risks described in the section titled “Risk Factors — Risk Factors Relating to the Combined Company” of the Form S-4 proxy statement/prospectus and the following additional risks:

Our financial performance is affected by the financial performance of VMware.
Because we consolidate the financial results of VMware, Inc., or VMware, in our results of operations, our financial performance is affected by the financial performance of VMware. VMware's financial performance may be affected by a number of factors, including, but not limited to:

•	fluctuations in demand, adoption rates, sales cycles (which have been increasing in length) and pricing levels for VMware's products and services;

•	changes in customers' budgets for information technology purchases and in the timing of its purchasing decisions;

•
the timing of recognizing revenues in any given quarter, which can be affected by a number of factors, including product announcements, beta programs and product promotions that can cause revenue recognition of certain orders to be deferred until future products to which customers are entitled become available;

•	the timing of announcements or releases of new or upgraded products and services by VMware or by its competitors;

•	the timing and size of business realignment plans and restructuring charges;

•	VMware's ability to maintain scalable internal systems for reporting, order processing, license fulfillment, product delivery, purchasing, billing and general accounting, among other functions;

•	VMware's ability to control costs, including its operating expenses;

•	credit risks of VMware's distributors, who account for a significant portion of VMware’s product revenues and accounts receivable;

•	seasonal factors, such as the end of fiscal period budget expenditures by VMware's customers and the timing of holiday and vacation periods;

•	renewal rates and the amounts of the renewals for enterprise agreements, as the original terms of such agreements expire;

•	the timing and amount of software development costs that may be capitalized;

•	unplanned events that could affect market perception of the quality or cost-effectiveness of VMware's products and solutions; and

•	VMware's ability to predict accurately the degree to which customers will elect to purchase its subscription-based offerings in place of licenses to its on-premises offerings.

Dell Technologies' pension plan assets are subject to market volatility.

Through the EMC merger transaction, Dell Technologies assumed a noncontributory defined pension plan, originally part of the EMC legacy acquisition of Data General. The plan’s assets are invested in common stocks, bonds, and cash. The expected long-term rate of return on the plan's assets was 6.50%. This rate represents the average of the expected long-term rates of return weighted by the plan's assets as of December 31, 2015. As market conditions permit, we expect to continue to shift the asset allocation to lower the percentage of investments in equities and increase the percentage of investments in long-duration fixed-income securities. The effect of such a change could result in a reduction in the long-term rate of return on plan assets and an increase in future pension expense. As of December 31, 2015, the ten-year historical rate of return on plan assets was 6.45%, and the inception-to-date return on plan assets was 6.46%. In 2015, the legacy EMC business experienced a 2.42% loss on plan assets. Should we not achieve the expected rate of return on the plan's assets or if the plan experiences a decline in the fair value of its assets, we may be required to contribute assets to the plan, which could materially adversely affect our results of operations or financial condition.

The risks described in the Form S-4 proxy statement/prospectus and other risks described above are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that may also materially adversely affect our business, financial condition, or operating results.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

On September 7, 2016, shares of our Series C Common Stock were reclassified on a one-for-one basis into shares of our newly authorized Class C Common Stock. For information about the reclassification, see Note 17 of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this report.

From July 30, 2016 through September 6, 2016, we did not issue any shares of our Series C Common Stock pursuant to exercises of stock options granted under the Denali Holding Inc. 2013 Stock Incentive Plan and the Dell Inc. 2012 Long-Term Incentive Plan. From September 7, 2016 through October 28, 2016, we issued to certain employees a total of 209,128 shares of our Class C Common Stock at per share purchase prices ranging from $2.91 to $13.75 pursuant to exercises of stock options granted under the Dell Technologies Inc. 2013 Stock Incentive Plan, which was adopted on September 7, 2016 as an amendment and restatement of the Denali Holding Inc. 2013 Stock Incentive Plan, and the Dell Technologies Inc. 2012 Long-Term Incentive Plan, which was adopted on September 7, 2016 as an amendment and restatement of the Dell Inc. 2012 Long-Term Incentive Plan. The foregoing transactions were effected in reliance on the exemption from the registration requirements of the Securities Act of 1933 afforded by Rule 701 hereunder as transactions pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule.

Purchases of Equity Securities

We have a stock repurchase program that authorizes us to use assets of the DHI Group to repurchase up to $1.0 billion of shares of our Class V Common Stock from time to time over a two-year period beginning on September 7, 2016. We may repurchase shares under the program through open market purchases, block trades, or accelerated or other structured share repurchase programs. The following table sets forth information regarding our repurchases of shares of Class V Common Stock during the third quarter of Fiscal 2017 and the remaining authorized amount of future repurchases under the program.

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in millions, except average price paid per share)
Repurchases from July 30, 2016 to August 26, 2016	—	$—	—	$—
Repurchases from August 27, 2016 to September 23, 2016	—	$—	—	$1,000
Repurchases from September 24, 2016 to October 28, 2016	4	$47.63	4	$835
Total	4	$47.63	4

ITEM 5 — OTHER INFORMATION

Iran Threat Reduction and Syria Human Rights Act of 2012

Set forth below is a description of matters reported by us pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Exchange Act. Concurrently with the filing of this quarterly report, we are filing a notice pursuant to Section 13(r) of the Exchange Act that such matters have been disclosed in this quarterly report.

Since January 30, 2016, which was the beginning of Fiscal 2017, we engaged in three sales transactions reportable by us. In February 2016 and June 2016, we sold Dell desktop computers, computer stands, and a server, and associated warranty support, to the Embassy of the Government of Iran located in Germany. In June 2016, we sold Dell desktop computers and computer stands, and associated warranty support, to the Embassy of the Government of Iran located in France. We received total net revenue of approximately 4,998 Euros and realized net profits of approximately 1,231 Euros from the three sales (approximately $5,595 and $1,372, respectively, at the exchange rates for U.S. dollars at the date of the sale transactions). During Fiscal 2017, we provided product warranty support with those sales and under service warranty agreements related to Dell desktop computers and servers we sold in 13 transactions before Fiscal 2017 to the Embassies of the Government of Iran located in France, the Netherlands, and Italy. All of the foregoing warranty support was purchased at the time of the sale transactions, and we did not receive any additional payment for our performance of warranty support services. In August 2016, following our discovery of the foregoing transactions, we ceased to offer warranty support under the agreements. We do not intend to engage in future activity under any of the foregoing arrangements.

During Fiscal 2017, we were obligated to provide warranty support relating to two servers we sold before Fiscal 2017 to the Paris, France branch of the Bank of Saderat under a three-year warranty service contract entered into at the time of the sale. We did not receive any additional payment for our performance of such services. Bank of Saderat is an Iranian bank listed by the Treasury Department’s Office of Foreign Assets Control as a Specially Designated National. In September 2016, following our discovery of the foregoing transactions, we ceased to offer warranty support under the agreement. We do not intend to engage in future activity under the foregoing arrangement.

ITEM 6 — EXHIBITS

Exhibits — See Index to Exhibits below following the signature page to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELL TECHNOLOGIES INC.

By:	/s/ MAYA MCREYNOLDS
Maya McReynolds
Senior Vice President, Corporate Finance and
Chief Accounting Officer
(On behalf of registrant and as principal accounting officer)

Date: December 9, 2016

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
2.1
Agreement and Plan of Merger, dated as of October 12 2015, as amended by the First Amendment to Agreement and Plan of Merger, dated as of May 16, 2016, among Dell Technologies Inc. (the "Company"), Dell Inc., Universal Acquisition Co. and EMC Corporation (incorporated by reference to Annex A to the proxy statement/prospectus forming part of the Company's Registration Statement on Form S-4 (Registration No. 333-208524) filed with the Securities and Exchange Commission (the "Commission") on June 6, 2016)

3.1
Fourth Amended and Restated Certificate of Incorporation of Dell Technologies Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 7, 2016) (Commission File No. 001-37867)

3.2
Amended and Restated Bylaws of Dell Technologies Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 7, 2016) (Commission File No. 001-37867)

4.1
First Supplemental Indenture, dated as of September 6, 2016, by and among Diamond 1 Finance Corporation, Diamond 2 Finance Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 9, 2016) (Commission File No. 001-37867)

4.2
2019 Notes Supplemental Indenture No. 2, 2021 Notes Supplemental Indenture No. 2, 2023 Notes Supplemental Indenture No. 2, 2026 Notes Supplemental Indenture No. 2, 2036 Notes Supplemental Indenture No. 2 and 2046 Notes Supplemental Indenture No. 2, dated as of September 7, 2016, by and among Dell International L.L.C., EMC Corporation, New Dell International LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 9, 2016) (Commission File No. 001-37867)

4.3
2019 Notes Supplemental Indenture No. 3, 2021 Notes Supplemental Indenture No. 3, 2023 Notes Supplemental Indenture No. 3, 2026 Notes Supplemental Indenture No. 3, 2036 Notes Supplemental Indenture No. 3 and 2046 Notes Supplemental Indenture No. 3, dated as of September 7, 2016, by and among Dell International L.L.C., EMC Corporation, Dell Technologies Inc., Denali Intermediate Inc., Dell Inc., the other guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on September 9, 2016) (Commission File No. 001-37867)

4.4
Registration Rights Agreement, dated as of June 1, 2016, among Diamond 1 Finance Corporation, Diamond 2 Finance Corporation and J.P. Morgan Securities LLC, Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., Citigroup Global Markets Inc., Goldman, Sachs & Co., Deutsche Bank Securities Inc. and RBC Capital Markets, LLC, as the representatives of the several initial purchasers (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Commission on September 9, 2016) (Commission File No. 001-37867)

4.5
Joinder Agreement to Registration Rights Agreement, dated as of September 7, 2016, among Dell International L.L.C., EMC Corporation, Dell Technologies Inc., Denali Intermediate Inc., Dell Inc., the other guarantors named therein and J.P. Morgan Securities LLC, Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., Citigroup Global Markets Inc., Goldman, Sachs & Co., Deutsche Bank Securities Inc. and RBC Capital Markets, LLC, as the representatives of the several initial purchasers (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the Commission on September 9, 2016) (Commission File No. 001-37867)

4.6
First Supplemental Indenture, dated as of September 6, 2016, by and among Diamond 1 Finance Corporation, Diamond 2 Finance Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed with the Commission on September 9, 2016) (Commission File No. 001-37867)

4.7
2021 Notes Supplemental Indenture No. 2, dated as of September 7, 2016, by and among Dell International L.L.C., EMC Corporation, New Dell International LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed with the Commission on September 9, 2016) (Commission File No. 001-37867)

4.8
2021 Notes Supplemental Indenture No. 3, dated as of September 7, 2016, by and among Dell International L.L.C., EMC Corporation, Dell Technologies Inc., Denali Intermediate Inc., Dell Inc., the other guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed with the Commission on September 9, 2016) (Commission File No. 001-37867)

4.9
2024 Notes Supplemental Indenture No. 2, dated as of September 7, 2016, by and among Dell International L.L.C., EMC Corporation, New Dell International LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K filed with the Commission on September 9, 2016) (Commission File No. 001-37867)

4.10
2024 Notes Supplemental Indenture No 3. dated as of September 7, 2016, by and among Dell International L.L.C., EMC Corporation, Dell Technologies Inc., Denali Intermediate Inc., Dell Inc., the other guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.10 to the Company’s Current Report on Form 8-K filed with the Commission on September 9, 2016) (Commission File No. 001-37867)

4.11†
Security Agreement, dated as of September 7, 2016, among Dell International L.L.C., EMC Corporation, Denali Intermediate Inc., Dell Inc., the other grantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Notes Collateral Agent

4.12
Indenture, dated as of June 6, 2013, by and between EMC Corporation and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to EMC Corporation's Current Report on Form 8-K filed with the Commission on June 6, 2013) (Commission File No. 1-9853)

4.13
Officer's Certificate, dated as of June 6, 2013 (incorporated by reference to Exhibit 4.2 to EMC Corporation's Current Report on Form 8-K filed with the Commission on June 6, 2013) (Commission File No. 1-9853)

4.14	Form of 1.875% Notes due 2018 (incorporated by reference to Exhibit 4.3 to EMC Corporation's Current Report on Form 8-K filed with the Commission on June 6, 2013) (Commission File No. 1-9853)
4.15	Form of 2.650% Notes due 2020 (incorporated by reference to Exhibit 4.4 to EMC Corporation's Current Report on Form 8-K filed with the Commission on June 6, 2013) (Commission File No. 1-9853)
4.16	Form of 3.375% Notes due 2023 (incorporated by reference to Exhibit 4.5 to EMC Corporation's Current Report on Form 8-K filed with the Commission on June 6, 2013) (Commission File No. 1-9853)
10.1
Credit Agreement, dated as of September 7, 2016, among Denali Intermediate Inc., Dell Inc., Dell International L.L.C., New Dell International LLC, Universal Acquisition Co., EMC Corporation, the issuing banks and lenders party thereto, Credit Suisse AG, Cayman Islands Branch, as Term Loan B Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N A., as Term Loan A/Revolver Administrative Agent and Swingline Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 9, 2016) (Commission File No. 001-37867)

10.2
Credit Agreement, dated as of September 7, 2016, among Denali Intermediate Inc., Dell Inc., Dell International L.L.C., New Dell International LLC, Universal Acquisition Co., EMC Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 9, 2016) (Commission File No. 001-37867)

10.3
Credit Agreement, dated as of September 7, 2016, among Universal Acquisition Co., EMC Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on September 9, 2016) (Commission File No. 001-37867)

10.4
Credit Agreement, dated as of September 7, 2016, among Universal Acquisition Co., EMC Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on September 9, 2016) (Commission File No. 001-37867)

10.5†
Collateral Agreement, dated as of September 7, 2016, among Dell International L.L.C., EMC Corporation, Denali Intermediate Inc., Dell Inc., the other grantors party thereto and Credit Suisse AG, Cayman Islands Branch, as Collateral Agent

10.6
Amended and Restated Sponsor Stockholders Agreement, dated as of September 7, 2016, by and among Dell Technologies Inc., Denali Intermediate Inc., Dell Inc., EMC Corporation, Denali Finance Corp., Dell International L.L.C., Michael S. Dell, Susan Lieberman Dell Separate Property Trust, MSDC Denali Investors, L.P., MSDC Denali EIV, LLC, Silver Lake Partners III, L.P., Silver Lake Technology Investors III, L.P., Silver Lake Partners IV, L.P., Silver Lake Technology Investors IV, L.P. and SLP Denali Co-Invest, L.P. and the other stockholders named therein (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on September 9, 2016) (Commission File No. 001-37867)

10.7
Amended and Restated Management Stockholders Agreement, dated as of September 7, 2016, by and among Dell Technologies Inc., Michael S. Dell, Susan Lieberman Dell Separate Property Trust, MSDC Denali Investors, L.P , MSDC Denali EIV, LLC, Silver Lake Partners III, L.P., Silver Lake Technology Investors III, L.P., Silver Lake Partners IV, L.P., Silver Lake Technology Investors IV, L.P., SLP Denali Co-Invest, L.P. and the Management Stockholders (as defined therein) (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on September 9, 2016) (Commission File No. 001-37867)

10.8
Amended and Restated Registration Rights Agreement, dated as of September 7, 2016, by and among Dell Technologies Inc., Michael S. Dell, Susan Lieberman Dell Separate Property Trust, MSDC Denali Investors, L.P., MSDC Denali EIV, LLC, Silver Lake Partners III, L.P., Silver Lake Technology Investors III, L.P., Silver Lake Partners IV, L.P., Silver Lake Technology Investors IV, L.P., SLP Denali Co-Invest, L.P., Venezio Investments Pte. Ltd and the Management Stockholders identified on Schedule I thereto (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Commission on September 9, 2016) (Commission File No. 001-37867)

10.9
Compensation Program for Independent Non-Employee Directors (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the Commission on September 9, 2016) (Commission File No. 001-37867)

10.10	Form of Indemnification Agreement (contained in Exhibit 10.6)
10.11
Dell Technologies Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the Commission on September 9, 2016) (Commission File No. 001-37867)

10.12
Form of Dell Time Award Agreement for Executive Officers under the Dell Technologies Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (Registration No. 333-213515) filed with the Commission on September 6, 2016)

10.13
Form of Dell Time Award Agreement for Non-Employee Directors under the Dell Technologies Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (Registration No. 333-213515) filed with the Commission on September 6, 2016)

10.14
Form of Dell Deferred Time Award Agreement for Non-Employee Directors under the Dell Technologies Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 (Registration No. 333-213515) filed with the Commission on September 6, 2016)

10.15
Form of Dell Performance Award Agreement for Executive Officers under the Dell Technologies Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 (Registration No. 333-213515) filed with the Commission on September 6, 2016)

10.16
Form of Stock Option Agreement for Non-Employee Directors (Annual Grant) under the Dell Technologies Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8 (Registration No. 333-213515) filed with the Commission on September 6, 2016)

10.17
Form of Stock Option Agreement for Non-Employee Directors (Sign-On Grant) under the Dell Technologies Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-8 (Registration No. 333-213515) filed with the Commission on September 6, 2016)

10.18
Form of Stock Option Agreement for Executive Officers (Rollover Option) under the Dell Technologies Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 4.13 to the Company’s Registration Statement on Form S-8 (Registration No. 333-213515) filed with the Commission on September 6, 2016)

10.19
Dell Technologies Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the Commission on September 9, 2016) (Commission File No. 001-37867)

31.1†
Certification of Michael S. Dell, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†
Certification of Thomas W. Sweet, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1††
Certifications of Michael S. Dell, Chairman and Chief Executive Officer, and Thomas W. Sweet, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1†	Unaudited Attributed Financial Information for Class V Group

101	.INS†	—	XBRL Instance Document.
101	.SCH†	—	XBRL Taxonomy Extension Schema Document.
101	.CAL†	—	XBRL Taxonomy Extension Calculation Linkbase Document.
101	.DEF†	—	XBRL Taxonomy Extension Definition Linkbase Document.
101	.LAB†	—	XBRL Taxonomy Extension Label Linkbase Document.
101	.PRE†	—	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Filed with this report.
††	Furnished with this report.