Form 10-K
period 2017-02-03
Dell Technologies Inc
filed 2017-03-31
CIK 1571996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2017
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

1-800-289-3355
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class V Common Stock, par value $0.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 205 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
On July 29, 2016, the last business day of the registrant's most recently completed second fiscal quarter, the Class V Common Stock of the registrant, which began trading on the New York Stock Exchange on September 7, 2016, was not listed on any securities exchange or traded in the over-the-counter market. Accordingly, the registrant is unable to state as of such date the aggregate market value of its voting and non-voting common equity held by non-affiliates.

As of March 27, 2017, there were 776,362,146 shares of the registrant's common stock outstanding, consisting of 207,717,938 outstanding shares of Class V Common Stock, 409,684,385 outstanding shares of Class A Common Stock, 136,986,858 outstanding shares of Class B Common Stock, and 21,972,965 outstanding shares of Class C Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant's proxy statement relating to the annual meeting of stockholders in 2017. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "may," "will," "anticipate," "estimate," "expect," "intend," "plan," "aim," "seek," and similar expressions as they relate to us or our management are intended to identify these forward-looking statements. All statements by us regarding our expected financial position, revenues, cash flows and other operating results, business strategy, legal proceedings, and similar matters are forward-looking statements. Our expectations expressed or implied in these forward-looking statements may not turn out to be correct. Our results could be materially different from our expectations because of various risks, including the risks discussed in this report under "Part I — Item 1A — Risk Factors" and in our other periodic and current reports filed with the Securities and Exchange Commission. Any forward-looking statement speaks only as of the date as of which such statement is made, and, except as required by law, we undertake no obligation to update any forward-looking statement after the date as of which such statement was made, whether to reflect changes in circumstances or our expectations, the occurrence of unanticipated events, or otherwise.

Unless the context indicates otherwise, references in this report to "we," "us," "our," the "Company," and "Dell Technologies" mean Dell Technologies Inc. and its consolidated subsidiaries, references to "Dell" mean Dell Inc. and Dell Inc.'s consolidated subsidiaries, and references to "EMC" mean EMC Corporation and EMC Corporation's consolidated subsidiaries.

Our fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. We refer to our fiscal years ended February 3, 2017, January 29, 2016, and January 30, 2015 as "Fiscal 2017," "Fiscal 2016," and "Fiscal 2015," respectively. Fiscal 2016 and Fiscal 2015 included 52 weeks. Fiscal 2017 included 53 weeks, with the extra week included in the fourth quarter of Fiscal 2017.

PART I

ITEM 1 — BUSINESS

Fiscal 2017 Significant Developments

On September 7, 2016, we completed our acquisition by merger of EMC Corporation ("EMC"). To finance the EMC merger transaction, we issued $45.9 billion in new debt and $4.4 billion of privately placed common stock. See Note 3, Note 5, and Note 8 of the Notes to the Consolidated Financial Statements included in this report for additional information regarding the EMC merger transaction and the related financing transactions.

Subsequently in Fiscal 2017, we closed our divestitures of Dell Services, Dell Software Group, and the Dell EMC Enterprise Content Division.  We received total cash consideration of approximately $7.0 billion from the divestitures and recorded a gain on sale, net of tax, of approximately $1.9 billion.  For additional information regarding our divestitures, see Note 4 of the Notes to the Consolidated Financial Statements included in this report.

With proceeds from the divestitures and cash on hand, we repaid a total of approximately $7.0 billion principal amount of debt incurred in connection with the EMC merger transaction. These repayments primarily consisted of our repayment of approximately $2.2 billion principal amount of our Asset Sale Bridge Facility, approximately $3.1 billion principal amount of our Term Loan A-1 Facility, and approximately $1.6 billion principal amount of our Revolving Credit Facility. See Note 8 to the Notes to the Consolidated Financial Statements included in this report for additional information regarding our outstanding debt.

Also noteworthy during Fiscal 2017, SecureWorks Corp. ("SecureWorks"), a subsidiary of Dell Technologies, completed a registered underwritten initial public offering ("IPO") of its Class A common stock on April 27, 2016. SecureWorks (NASDAQ: SCWX) is a leading global provider of intelligence-driven information security solutions singularly focused on protecting its clients from cyber attacks. SecureWorks' solutions leverage proprietary technologies, processes and extensive expertise in the information security industry. Dell Technologies Inc. held approximately 87.5% of the outstanding equity interest in SecureWorks as of February 3, 2017.

Business

Dell Technologies is a strategically aligned family of businesses that brings together the entire infrastructure from hardware to software to services — from the edge to the data center to the cloud. Dell Technologies is a leader in the traditional technology of today and a leader in the cloud-native infrastructure of tomorrow. We are a leading provider of scalable information technology ("IT") solutions enabling customers to be more efficient, mobile, informed, and secure. Through our recent combination with EMC, Dell Technologies now encompasses the businesses of Dell, which includes our Client Solutions Group, Dell EMC, which includes our Infrastructure Solutions Group, VMware, Inc. (NYSE: VMW), Pivotal Software, Inc. ("Pivotal"), RSA Information Security ("RSA"), and SecureWorks. We are focused on providing technology solutions and services that accelerate digital transformation, which is the enablement of organizations to maximize their potential through modernizing IT infrastructure, enabling efficient use of IT resources, providing the means to leverage data to make business decisions, refining processes, keeping data secure, and empowering individuals. We believe technology exists to drive human progress on a global scale — to create new markets, reshape industries, and improve lives. We are positioned to help customers of any size build the essential infrastructure to modernize IT and enable digital business, and are differentiated by our practical innovation and efficient, simple, and affordable solutions.

Dell Technologies is committed to our customers. We believe our products, solutions, and services will help power digital transformation. As we innovate to make our customers' existing IT increasingly productive, we help them reinvest their savings into the next generation of technologies that they need to succeed in the digital economy. Our next-generation solutions which enable digital transformation include software-defined data centers, all flash arrays, hybrid cloud, converged and hyper-converged infrastructure, cloud-native application development tools, mobile, and security solutions. In addition, our extended warranty and delivery offerings, and software and peripherals, which are closely tied to the sale of our hardware products, are important value differentiators that we are able to offer our customers.

We believe the combined strength of Dell and EMC will benefit our customers through complementary product portfolios, sales teams, and research and development strategies. During this period of transition and integration, we remain focused on supporting our customers with leading solutions, products, and services. We will continue our focus on building superior customer relationships through our direct model and our network of channel partners, which includes value-added resellers, system integrators, distributors, and retailers. We also will continue investing in strategic solutions and enhancing our go-to-market sales and marketing capabilities as we seek to create a leading global technology company poised for long-term sustainable growth and innovation.

Products and Services

We design, develop, manufacture, market, sell, and support a wide range of products and services. We are organized into the following business units, which are our reportable segments: Client Solutions Group; Infrastructure Solutions Group; and VMware.

•
Client Solutions Group (CSG) — Offerings by CSG (formerly referred to as Client Solutions) include branded hardware, such as desktop PCs, notebooks and tablets, and branded peripherals, such as monitors, printers, and projectors, as well as third-party software, and peripherals. Our computing devices are designed with our commercial and consumer customers' needs in mind, and we seek to optimize performance, reliability, manageability, design, and security. In addition to our traditional personal computer ("PC") business, we also have a portfolio of thin client offerings that is well-positioned to benefit from the growth trends in cloud computing. CSG hardware and services also provide the architecture to enable the Internet of Things and connected ecosystems to securely and efficiently capture massive amounts of data for analytics and actionable insights for commercial customers. CSG also offers attached software, peripherals, and services, including support and deployment, configuration, and extended warranty services.

Approximately 50% of CSG revenue is generated by sales to customers in the Americas, with the remaining portion derived from sales to customers in Europe, the Middle East and Africa ("EMEA") and in Asia Pacific and Japan ("APJ").

•
Infrastructure Solutions Group (ISG) — EMC's Information Storage segment and our existing Enterprise Solutions Group were combined in Fiscal 2017 to create the Infrastructure Solutions Group, or ISG. ISG enables the digital transformation of our enterprise customers through our trusted cloud and big data solutions, which are built upon a modern data center infrastructure. The comprehensive portfolio of advanced storage solutions includes traditional storage solutions as well as next-generation storage solutions (including all flash arrays, scale-out file, object platforms, and software-defined solutions). The server portfolio includes high-performance rack, blade, tower, and hyperscale servers. The networking portfolio helps our business customers transform and modernize their infrastructure, mobilize and enrich end-user experiences, and accelerate business applications and processes. Strengths in core server and storage solutions enables us to offer leading converged and hyper-converged solutions, which allow our customers to accelerate their IT transformation by acquiring scalable integrated IT solutions instead of building and assembling their own IT platforms. Similar to CSG, ISG also offers attached software, peripherals, and services, including support and deployment, configuration, and extended warranty services.

ISG includes Virtustream product and service offerings. Virtustream's cloud software and infrastructure-as-a-service solutions enable customers to migrate, run, and manage mission-critical applications in cloud-based IT environments, and represent a key element of our strategy to help customers support their applications in a variety of cloud native environments.

Approximately 50% of ISG revenue is generated by sales to customers in the Americas, with the remaining portion derived from sales to customers in EMEA and APJ.

•
VMware — The VMware reportable segment ("VMware") reflects the operations of VMware, Inc. (NYSE: VMW) within Dell Technologies. See Exhibit 99.1 filed with this report for further details on the differences between VMware reportable segment results and VMware, Inc. results.

VMware is a leader in virtualization and cloud infrastructure solutions, which enable organizations to manage IT resources across complex multi-cloud, multi-device environments. VMware has expanded beyond its core business of compute virtualization to offer a broad portfolio of virtualization technologies across three main product groups: software-defined data center; hybrid cloud computing; and end-user computing. VMware's software-defined data center includes the fundamental compute layer for the data center (vSphere); storage and availability to offer cost-effective holistic data storage and protection options (vSAN); network and security (VMware NSX); and management and automation (vRealize) products. VMware currently enables its customers to utilize off-premises vSphere-based hybrid cloud computing capacity through two offerings: VMware vCloud Air Network and vCloud Air. vCloud Air is a public cloud operated by VMware that includes infrastructure and disaster recovery. VMware vCloud Air Network is a global ecosystem of over 4,300 cloud providers such as IBM, OVH, and Rackspace that provide VMware-based cloud services. In addition, through a strategic alliance with Amazon Web Services ("AWS"), VMware plans to release an integrated hybrid offering, VMware Cloud on AWS, during Fiscal 2018. VMware Cloud on AWS will enable customers to run applications across vSphere-based private, public, and hybrid cloud environments. VMware's end-user computing offerings (such as AirWatch mobile solutions and Horizon application and desktop virtualization solutions) enable IT organizations to efficiently deliver more secure access to applications, data, and devices for their end users by leveraging VMware's software-defined data center solutions to extend the value of virtualization from data centers to devices.

Approximately 50% of VMware revenue is generated by sales to customers in the United States.

Our other businesses, described below, consist of product and service offerings of RSA, SecureWorks, Pivotal, and Boomi, Inc. ("Boomi"). These businesses are not classified as reportable segments, either individually or collectively, as the results of the businesses are not material to our overall results and the businesses do not meet the criteria for reportable segments.

•
RSA provides essential cybersecurity solutions engineered to enable organizations to detect, investigate, and respond to advanced attacks, confirm and manage identities, and, ultimately, help reduce IP theft, fraud, and cybercrime.

•	SecureWorks (NASDAQ: SCWX) is a leading global provider of intelligence-driven information security solutions singularly focused on protecting its clients from cyber attacks.

•
Pivotal is a leading provider of application and data infrastructure software, agile development services, and data science consulting. Pivotal's cloud-native platform enables leading companies to transform their operations with an approach that is focused on building software, rather than buying it.

•
Boomi specializes in cloud-based integration, connecting information between existing on-premise and cloud-based applications to ensure business processes are optimized, data is accurate, and workflow is reliable.

See Note 22 of the Notes to the Consolidated Financial Statements included in this report for more information about our other businesses.

For further discussion regarding our current reportable segments, see "Part II — Item 7 —Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Business Unit Results."

Dell Financial Services

We also offer or arrange various financing options and services for our commercial and consumer customers in the United States, Canada, Europe, and Mexico through Dell Financial Services ("DFS") and its affiliates. DFS services include originating, collecting, and servicing customer receivables primarily related to the purchase of Dell Technologies products. The results of these operations are allocated to our segments based on the underlying product or service financed. For additional information about our financing arrangements, see Note 7 of the Notes to the Consolidated Financial Statements included in this report.

Research and Development

We focus on developing scalable technology solutions that incorporate highly desirable features and capabilities at competitive prices. We employ a collaborative approach to product design and development in which our engineers, with direct customer input, design innovative solutions and work with a global network of technology companies to architect new system designs, influence the direction of future development, and integrate new technologies into our products. We manage our research and development ("R&D") spending by targeting those innovations and products that we believe are most valuable to our customers and by relying on the capabilities of our strategic relationships. Through this collaborative, customer-focused approach, we strive to deliver new and relevant products to the market quickly and efficiently. Additionally, from time to time, we make strategic investments in publicly-traded and privately-held companies that develop software, hardware, and other technologies or provide services supporting our technologies.

A significant portion of our R&D activities are associated with VMware, which has assembled an experienced group of developers with system level, systems management, desktop, mobile devices, security, application development, collaborative applications, networking, storage, and open source software expertise. VMware also has strong ties to leading academic institutions around the world, and invests in joint research with those institutions. Product development efforts are prioritized through a combination of engineering-driven innovation and customer- and market-driven feedback.

As of February 3, 2017, we operated 14 global research and development centers, including the Dell Silicon Valley Research and Development Center. Our total R&D expenses were $2.6 billion, $1.1 billion, and $0.9 billion for Fiscal 2017, Fiscal 2016, and Fiscal 2015, respectively. These investments reflect our commitment to R&D activities that ultimately support our mission: to help our customers build their digital future and to transform IT.

Manufacturing and Materials

We own manufacturing facilities located in the United States, Malaysia, China, Brazil, India, Poland, and Ireland. See "Item 2 — Properties" for information about our manufacturing and distribution facilities.
We also utilize contract manufacturers throughout the world to manufacture or assemble our products under the Dell Technologies brand as part of our strategy to enhance our variable cost structure and to achieve our goals of generating cost efficiencies, delivering products faster, better serving our customers, and building a world-class supply chain.
Our manufacturing process consists of assembly, software installation, functional testing, and quality control. We conduct operations utilizing a formal, documented quality management system to ensure that our products and services satisfy customer needs and expectations. Testing and quality control are also applied to components, parts, sub-assemblies, and systems obtained from third-party suppliers.
Our quality management system is maintained through the testing of components, sub-assemblies, and systems at various stages in the manufacturing process. Quality control procedures also include a burn-in period for completed units after assembly, ongoing production reliability audits, failure tracking for early identification of production and component problems, and information from customers obtained through services and support programs. This system is certified to the ISO 9001 International Standard that includes most of our global sites that design, manufacture, and service our products.
Our order fulfillment, manufacturing, and test facilities in Massachusetts, North Carolina, and Ireland are certified to the ISO 14001 International Standard for environmental management systems and also have achieved OHSAS 18001 certification, an international standard for facilities with world-class safety and health management systems. These internationally-recognized endorsements of ongoing quality and environmental management are among the highest levels of certifications available. We also have implemented Lean Six Sigma methodologies to ensure that the quality of our designs, manufacturing, test processes, and supplier relationships are continually improved.
We maintain a robust Supplier Code of Conduct, actively manage recycling processes for our returned products, and are certified by the Environmental Protection Agency as a Smartway Transport Partner.

We purchase materials, supplies, product components, and products from a large number of qualified suppliers. In some cases, where multiple sources of supply are not available, we rely on single-source or a limited number of sources of supply if we believe it is advantageous to do so because of performance, quality, support, delivery, capacity, or price considerations. We believe that any disruption that may occur because of our dependence on single- or limited-source vendors would not disproportionately disadvantage us relative to our competitors. See "Item 1A — Risk Factors — Risk Factors Relating to Our Business — Reliance on vendors for products and components, many of which are single-source or limited-source suppliers, could harm Dell Technologies' business by adversely affecting product availability, delivery, reliability, and cost" for information about the risks associated with Dell Technologies' use of single- or limited-source suppliers.

Geographic Operations

Our global corporate headquarters is located in Round Rock, Texas. We have operations and conduct business in many countries located in the Americas, Europe, the Middle East, Asia, and other geographic regions. To increase our global presence, we continue to focus on emerging markets outside of the United States, Western Europe, Canada, and Japan. We continue to view these geographical markets, which include the vast majority of the world's population, as a long-term growth opportunity. Accordingly, we pursue the development of technology solutions that meet the needs of these markets. Our expansion in emerging markets creates additional complexity in coordinating the design, development, procurement, manufacturing, distribution, and support of our product and services offerings. For information about the percentages of revenue we generated from our operations outside of the United States, see Note 22 of the Notes to the Consolidated Financial Statements included in this report.

Competition

We operate in an industry in which there are rapid technological advances in hardware, software, and services offerings. We face ongoing product and price competition in all areas of our business, including from both branded and generic competitors. We compete based on our ability to offer customers competitive, scalable, and integrated solutions that provide the most current and desired product and services features at a competitive price. We closely monitor market pricing and solution trends, including the effect of foreign exchange rate movements, in an effort to provide the best value for our customers. We believe that our strong relationships with our customers and channel partners allow us to respond quickly to changing customer needs, and other macroeconomic factors.

VMware competes with large and small vendors in different segments of the cloud computing, end-user computing, and virtualization industries, and expects that new entrants will continue to enter these industries and develop technologies that, if commercialized, may compete with VMware's products and services.

Sales and Marketing

We sell products and services directly to customers and through other sales distribution channels, such as retailers, third-party solutions providers, system integrators, and third-party resellers. During Fiscal 2017, our other sales distribution channels contributed approximately 50% of our net revenue. Our customers include large global and national corporate businesses, public institutions that include government, education, healthcare organizations, and law enforcement agencies, small and medium-sized businesses, and consumers. Our sales efforts are organized around the evolving needs of our customers, and our marketing initiatives reflect this focus. We believe that our unified global sales and marketing team creates a sales organization that is more customer-focused, collaborative, and innovative. Our go-to-market strategy includes a direct business model, as well as channel distribution. Our direct business model emphasizes direct communication with customers, thereby allowing us to refine our products and marketing programs for specific customers groups, and we continue to rely on this strategy. In addition to its direct business model, we rely on a network of channel partners to sell our products and services, enabling us to efficiently serve a greater number of customers.

Designed in collaboration with partners and drawing from the best aspects of the former Dell and EMC partner programs, the Dell EMC Partner Program was launched in February 2017. The Dell EMC Partner Program will provide expanded business opportunity for partners and reaffirms Dell EMC's strong commitment to selling products and services through sales distribution channels. The strength of our program is based on a broad product portfolio, along with a program that rewards partners who are trained to effectively position, sell, and service Dell EMC products and go-to-market innovations.

We market our products and services to small and medium-sized businesses and consumers through various advertising media. To react quickly to our customers' needs, we track our Net Promoter Score, a customer loyalty metric that is widely used across various industries. Increasingly, we also engage with customers through our social media communities on www.delltechnologies.com and in external social media channels.

For large business and institutional customers, we maintain a field sales force throughout the world. Dedicated account teams, which include technical sales specialists, form long-term relationships to provide our largest customers with a single source of assistance, develop tailored solutions for these customers, positioning the capabilities of Dell Technologies, and provide us with customer feedback. For these customers, we offer several programs designed to provide single points of contact and accountability with dedicated account managers, special pricing, and consistent service and support programs. We also maintain specific sales and marketing programs targeting federal, state, and local governmental agencies, as well as healthcare and educational customers.

Patents, Trademarks, and Licenses

As of February 3, 2017, we held a worldwide portfolio of 13,289 patents and had an additional 8,657 patent applications pending. Of those amounts, 1,605 patents and 2,426 patent applications pending were owned by VMware. We also hold licenses to use numerous third-party patents. To replace expiring patents, we obtain new patents through our ongoing research and development activities. The inventions claimed in our patents and patent applications cover aspects of our current and possible future computer system products, manufacturing processes, and related technologies. Our product, business method, and manufacturing process patents may establish barriers to entry in many product lines. Although we use our patented inventions and also license them to others, we are not substantially dependent on any single patent or group of related patents. We have entered into a variety of intellectual property licensing and cross-licensing agreements and software licensing agreements with other companies. We anticipate that our worldwide patent portfolio will be of value in negotiating intellectual property rights with others in the industry.

We have obtained U.S. federal trademark registration for the Dell word mark and logo mark and the VMware word and logo mark.  We have pending applications to register the Dell EMC word and logo marks. As of February 3, 2017, we owned registrations for 335 of our other trademarks in the United States and had pending applications for registration of 61 other trademarks. We believe that the DELL, Dell EMC, and VMware word marks and logo marks in the United States are material to our operations. As of February 3, 2017, we also had applied for, or obtained registration of, the DELL word mark and several other marks in approximately 183 other countries.

From time to time, other companies and individuals assert exclusive patent, copyright, trademark, or other intellectual property rights to technologies or marks that are alleged to be relevant to the technology industry or our business. We evaluate each claim relating to our products and, if appropriate, seek a license to use the protected technology. The licensing agreements generally do not require the licensor to assist us in duplicating the licensor's patented technology, nor do the agreements protect us from trade secret, copyright, or other violations by us or our suppliers in developing or selling the licensed products.

Unless otherwise noted, trademarks appearing in this report are owned by us. We disclaim proprietary interest in the marks and names of others. Net Promoter Score is a trademark of Satmetrix Systems, Inc., Bain & Company, Inc., and Fred Reichheld.

Government Regulation and Sustainability

Government Regulation — Our business is subject to regulation by various U.S. federal and state governmental agencies and other governmental agencies. Such regulation includes the activities of the U.S. Federal Communications Commission; the anti-trust regulatory activities of the U.S. Federal Trade Commission, the U.S. Department of Justice, and the European Union; the consumer protection laws and financial services regulation of the U.S. Federal Trade Commission and various state governmental agencies; the export regulatory activities of the U.S. Department of Commerce and the U.S. Department of the Treasury; the import regulatory activities of the U.S. Customs and Border Protection; the product safety regulatory activities of the U.S. Consumer Product Safety Commission and the U.S. Department of Transportation; the health information privacy and security requirements of the U.S. Department of Health and Human Services; and the environmental, employment and labor, and other regulatory activities of a variety of governmental authorities in each of the countries in which we conduct business. We were not assessed any material environmental fines, nor did we have any material environmental remediation or other environmental costs, during Fiscal 2017.

Our Philosophy on Sustainability: Building a Legacy of Good — One of the core tenets of Dell Technologies is the belief that technology should drive human progress. Our newly combined company draws on the strengths of the legacy Dell and EMC organizations, and we remain committed to putting our technology and expertise to work where it can do the most good for people and our planet.

This commitment is intimately tied to our business goals of driving growth, helping mitigate risk, and ensuring business opportunities by building our brand. Based on the idea that we all win when we create shared value, we created the Legacy of Good plan to build on the strengths throughout our value chain to create social, environmental, and economic value by uniting our purpose with our business objectives. The plan features 21 bold goals for the year 2020 across the material areas of our business, ultimately setting the agenda for building a better future where everyone can reach their full potential while sharing in and supporting the common good.

As we work towards a consolidated sustainability approach for our newly combined company, we have identified the following key areas of focus:

Creating Net Positive Outcomes — Creating net positive outcomes means putting back more into society, the environment, and the global economy than we take out. In particular, we focus on helping customers harness the power of technology to deliver better social and environmental outcomes.

Energy Efficiency — We have set a goal to reduce the energy intensity of our entire product portfolio by 80% by 2020.

Technology Take-back, Reuse, and Recycling — We begin thinking about recycling at the design phase, asking our product engineers to work with recyclers to understand how to make products easy to repair or disassemble for recycling. When our products reach the end of their life cycles, we make it easy for customers to recycle their obsolete electronic equipment.

Circular Economy and Design for the Environment — Recycling, reuse, and closed-loop manufacturing form the bedrock of the circular economy, ensuring that materials already in circulation stay in the economy instead of exiting as waste. Within our own operations, we look at how materials can be used, or reused, in ways that extend their value.

Reducing Our Footprint, Caring for Our Planet — We are focused on reducing the impact of our operations on the environment, and our teams examine practices and processes in our own facilities to identify opportunities for greater efficiency. Many of our locations purchase some or all of their electricity from renewable sources and many of our manufacturing facilities are approaching zero waste to landfill.

Social and Environmental Responsibility ("SER") in the Supply Chain — We are committed to responsible business practices and hold ourselves and our suppliers to a high standard of excellence. We work in partnership with our suppliers to reduce risks that could lead to harm of workers, production suspensions, factory shut-downs, or environmental damage. All of our suppliers must agree to our global supplier principles and accept the Electronic Industry Citizenship Coalition Code of Conduct. Additionally, we are committed to a conflict-free mineral supply chain.

Youth Learning — Technology skills are critical to continued innovation and can have a profound effect on our businesses, communities, and sustainability. We have a strong commitment to Science, Technology, Engineering, and Math ("STEM") and other youth learning activities, providing funding, volunteer time, and technology to underserved populations.

Partnering with TGen on Technology for Good — Together with TGen (the Translational Genomics Research Institute), we are changing the paradigm in the treatment of childhood cancers. We developed the Genomic Data Analysis Platform — a complete high-performance computing infrastructure solution uniquely designed to meet the needs of genomic data collection and analysis. This powerful, efficient technology has reduced the time it takes to analyze the 90 billion data points of sequenced genomes from weeks to approximately eight hours.

A sustainability report for Dell Technologies is expected to be available in June 2017. The Dell Inc. 2016 Corporate Social Responsibility Report is available at www.dell.com/crreport. EMC's latest Sustainability Report, "Redefine the Future," is available at www.emc.com/corporate/sustainability/sustainability-reports.htm.

Product Backlog

We believe that product backlog is not a meaningful indicator of net revenue that can be expected for any period. Our business model generally gives us flexibility to manage product backlog at any point in time by expediting shipping or prioritizing customer orders toward products that have shorter lead times, thereby reducing product backlog and increasing current period revenue. Moreover, product backlog at any point in time may not result in the generation of any predictable amount of net revenue in any subsequent period, as unfilled orders can generally be canceled at any time by the customer.

Employees

At the end of Fiscal 2017, we had approximately 138,000 total full-time employees, approximately 20,000 of which were employees of VMware. In comparison, we had approximately 102,000 total full-time employees at the end of Fiscal 2016. The significant increase in the number of full-time employees was due to our acquisition of EMC, the effect of which was partially offset by employee reductions resulting from our divestitures. At the end of Fiscal 2017, approximately 40% of our full-time employees were located in the United States and approximately 60% were located in other countries.

Corporate Information

We are a holding company that conducts our operations through subsidiaries.

We were incorporated in the state of Delaware on January 31, 2013 under the name of Denali Holding Inc. in connection with Dell's going private transaction, which was completed in October 2013. We changed our name to Dell Technologies Inc. on August 25, 2016. The mailing address of our principal executive offices is One Dell Way, Round Rock, Texas 78682. Our telephone number is 1-800-289-3355.

Our website address is www.delltechnologies.com.  We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we electronically file or furnish reports with the Securities and Exchange Commission ("SEC"). The contents of our website are not a part of this annual report on Form 10-K.

DHI Group and Class V Group

Dell Technologies has two groups of common stock, denoted as the DHI Group Common Stock and the Class V Common Stock. The DHI Group Common Stock consists of four classes of common stock, referred to as Class A Common Stock, Class B Common Stock, Class C Common Stock, and Class D Common Stock. The DHI Group generally refers to the direct and indirect interest of Dell Technologies in all of Dell Technologies' business, assets, properties, liabilities, and preferred stock other than those attributable to the Class V Group, as well as its retained interest in the Class V Group equal to approximately 38% of Dell Technologies' economic interest in the Class V Group as of February 3, 2017. The Class V Common Stock is intended to track the economic performance of approximately 62% of Dell Technologies' economic interest in the Class V Group as of such date. As of February 3, 2017, the Class V Group consisted of approximately 338 million shares of Class A common stock of VMware held by Dell Technologies. See Note 18 of the Notes to the Consolidated Financial Statements included in this report and Exhibit 99.1 filed with this report for more information regarding the allocation of earnings from Dell Technologies' interest in VMware between the DHI Group and the Class V Common Stock.

Executive Officers of Dell Technologies

The following table sets forth, as of March 31, 2017, information about our executive officers, who are appointed by our board of directors.

Name	Age	Position
Michael S. Dell	52	Chief Executive Officer
Jeremy Burton	49	Corporate EVP, Marketing & Corporate Development
Jeffrey W. Clarke	54	Vice Chairman, Operations and President, Client Solutions
Howard D. Elias	59	President, Global Services & IT
David I. Goulden	57	President, Infrastructure Solutions Group
Marius Haas	49	President and Chief Commercial Officer
Steven H. Price	55	Chief Human Resources Officer
Karen H. Quintos	53	Chief Customer Officer
Rory Read	55	Chief Integration Officer
Richard J. Rothberg	53	General Counsel
Thomas W. Sweet	57	Chief Financial Officer

Michael S. Dell — Mr. Dell serves as Chairman of the Board and Chief Executive Officer of Dell Technologies. Mr. Dell has held the title of Chairman of the Board of Dell Inc. since he founded the company in 1984. Mr. Dell also served as Chief Executive Officer of Dell Inc. from 1984 until July 2004 and resumed that role in January 2007. In 1998, Mr. Dell formed MSD Capital for the purpose of managing his and his family's investments, and, in 1999, he and his wife established the Michael & Susan Dell Foundation to provide philanthropic support to a variety of global causes. He is an honorary member of the Foundation Board of the World Economic Forum and is an executive committee member of the International Business Council. He serves as a member of the Technology CEO Council and is a member of the U.S. Business Council and the Business Roundtable. He also serves on the governing board of the Indian School of Business in Hyderabad, India, and is a board member of Catalyst, Inc., a non-profit organization that promotes inclusive workplaces for women. In June 2014, Mr. Dell was named the United Nations foundation's first Global Advocate for Entrepreneurship.
Jeremy Burton — Mr. Burton serves as the Chief Marketing Officer of Dell Technologies, directly responsible for the global marketing structure, strategy, and all aspects of the company's enterprise marketing efforts, including brand, communications, digital, and field and channel marketing. In addition to his marketing responsibilities, Mr. Burton leads Corporate Development, with responsibility for mergers and acquisitions and venture capital investment activity. Mr. Burton served as EMC's President, Products and Marketing from March 2014 until EMC's acquisition by Dell Technologies. He was EMC's Executive Vice President, Product Operations and Marketing from July 2012 to March 2014. In these roles, Mr. Burton was responsible for product divisions within EMC's Information Infrastructure business, including product strategy, research and development, operations, CTO office, global alliances, and global marketing. Mr. Burton joined EMC in March 2010 as Executive Vice President and Chief Marketing Officer. Prior to joining EMC, Mr. Burton held several senior leadership roles, including serving as President and Chief Executive Officer of Serena Software, Inc., a global independent software company, and as Group President of the Security and Data Management Business Unit of Symantec Corporation, a provider of security, storage, and systems management solutions. Prior to joining Semantec, he served as Executive Vice President of the Data Management Group and as Chief Marketing Officer at VERITAS Software Corporation (now a part of Symantec). Earlier in his career, Mr. Burton spent nearly a decade at Oracle Corporation, a large enterprise software company, ultimately in the role of Senior Vice President of Product and Services Marketing.
Jeffrey W. Clarke — Mr. Clarke serves as Vice Chairman and President, Operations and Client Solutions of Dell Technologies, leading the global supply chain and client solutions organizations. Mr. Clarke has served in this role since January 2009, in which he has been responsible for global manufacturing, procurement, and supply chain activities worldwide, as well as the engineering, design, and development of desktop PCs, notebooks, and workstations for customers ranging from consumers and small and medium-sized businesses to large corporate enterprises. In addition, Mr. Clarke currently leads customer support, sales operations, commerce services functions, and IT planning and governance globally for Dell. From January 2003 until January 2009, Mr. Clarke served as Senior Vice President, Business Product Group. From November 2001 to January 2003, Mr. Clarke served as Vice President and General Manager, Relationship Product Group. In 1995, Mr. Clarke became the director of desktop development. Mr. Clarke joined Dell in 1987 as a quality engineer and has served in a variety of other engineering and management roles.
Howard D. Elias — Mr. Elias serves as President, Global Services and IT of Dell Technologies, supporting customers across the Client Solutions and Enterprise Solutions Groups. Mr. Elias oversees technology and deployment services, consulting services, global support services, education services, global Centers of Excellence, and the IT organization. Mr. Elias previously served as President and Chief Operating Officer, EMC Global Enterprise Services from January 2013 until EMC's acquisition by Dell Technologies, and was President and Chief Operating Officer, EMC Information Infrastructure and Cloud Services from September 2009 to January 2013. In these roles, Mr. Elias was responsible for setting the strategy, driving the execution, and creating the best practices for services that enabled the digital transformation and data center modernization of EMC's customers. Mr. Elias also had responsibility at EMC for leading the integration of the Dell and EMC businesses, including overseeing the cross-functional teams that drove all facets of integration planning. Previously, Mr. Elias was EMC's Executive Vice President, Global Marketing and Corporate Development, responsible for all marketing, sales enablement, technology alliances, corporate development, and new ventures. Mr Elias was also a co-founder and served on the board of managers for the Virtual Computing Environment ("VCE") Company, now part of Dell Technologies' converged platform division. Prior to joining EMC, Mr. Elias served in various capacities at Hewlett-Packard Company, a provider of information technology products, services, and solutions for enterprise customers, most recently as Senior Vice President of Business Management and Operations for the Enterprise Systems Group. Mr. Elias is a director of TEGNA Inc., a media and digital business company.
David I. Goulden — Mr. Goulden serves as President, Infrastructure Solutions Group of Dell Technologies, responsible for the global organization that provides essential infrastructure for customers to build and transform their IT. Mr. Goulden oversees all aspects of the Infrastructure Solutions Group, which is focused on modernizing the data center, leveraging the cloud, empowering a mobile workforce, and protecting organizations and their data. From January 2014 until EMC's acquisition by Dell Technologies, Mr. Goulden was Chief Executive Officer of the EMC Information Infrastructure business, EMC's largest business by revenue and employees. Prior to his service in that role, he was President and Chief Operating Officer, responsible for overseeing engineering and product development, sales and customer operations, services, marketing, and G&A functions, since July 2012. Mr. Goulden previously served as Executive Vice President and Chief Financial Officer at EMC from August 2006 to July 2012, responsible for financial operations of EMC's consolidated businesses. Earlier in his career at EMC, Mr. Goulden led the company's Sales and Customer Operations worldwide, including global sales in all theaters as well as global channels, alliances, and partners, and prior to that service he oversaw Marketing and New Business Development at EMC. Prior to joining EMC in 2002, Mr. Goulden served in various capacities at Getronics N.V., an information technology services company, most recently as a member of the Board of Management and President and Chief Operating Officer for the Americas and Asia Pacific.
Marius Haas — Mr. Haas serves as President and Chief Commercial Officer of Dell Technologies, responsible for the global go-to-market organization, delivering innovative and practical solutions to commercial customers. In this role, Mr. Haas also has responsibility for Dell channel partners, as well as for public and federal customers worldwide. Mr. Haas previously served as Chief Commercial Officer and President, Enterprise Solutions from 2012 to September 2016, where he was responsible for strategy, development, and deployment of all data center and cloud solutions globally. Mr. Haas came to Dell in 2012 from Kohlberg Kravis Roberts & Co. L.P, a global investment firm, where he was responsible for identifying and pursuing new investments, while supporting existing portfolio companies with operational expertise. Before his service in that role, Mr. Haas served at Hewlett-Packard's Networking Division as Senior Vice President and Worldwide General Manager from 2008 to 2011 and as Chief of Staff to the CEO and Senior Vice President of Strategy and Corporate Development from 2003 to 2008. He has previously served as a member of McKinsey & Company CSO Council, the Ernst & Young Corporate Development Leadership Network, the board of directors for Airtight Networks, and the board of directors of the Association of Strategic Alliance Professionals. Mr. Haas currently serves on the board of directors of the US-China Business Council.
Steven H. Price — Mr. Price serves as Dell Technologies' Chief Human Resources Officer, leading both human resources and global facilities functions. In this role, Mr. Price is responsible for overall human resources strategy in support of the purpose, values, and business initiatives of Dell Technologies. He is also responsible for addressing the culture, leadership, talent, and performance challenges of the company. Mr. Price previously served as Dell's Senior Vice President, Human Resources from June 2010 to September 2016. Mr. Price joined Dell in February 1997 and has served in many key leadership roles throughout the HR organization, including Vice President of HR Operations, Global Talent Management, Vice President of HR for the global Consumer business, Vice President of HR Americas, and Vice President of HR EMEA. Prior to joining Dell in 1997, Mr. Price spent 13 years with SC Johnson Wax, a producer of consumer products based in Racine, Wisconsin. Having started his career there in sales, he later moved into human resources, where he held a variety of senior positions. Mr. Price also is the executive sponsor for the Slack Employee Resource Group at Dell Technologies.
Karen H. Quintos — Ms. Quintos serves as Chief Customer Officer of Dell Technologies, where she leads a global organization solely devoted to customer advocacy, and is responsible for setting and executing a total customer experience strategy. Ms. Quintos also leads the Diversity and Inclusion and Corporate Responsibility business imperatives, which encompass social responsibility, entrepreneurship, and diversity. Ms. Quintos previously served as Senior Vice President and Chief Marketing Officer (CMO) for Dell from September 2010 to September 2016, where she led marketing for Dell's global commercial business, brand strategy, global communications, social media, corporate responsibility, customer insights, marketing talent development, and agency management. Before becoming CMO, Ms. Quintos served as Vice President of Dell's global public business, from January 2008 to September 2010, and she also held various executive roles in marketing and in Dell's Services and Supply Chain Management teams since joining Dell in 2000. Ms. Quintos came to Dell from Citigroup, Inc., an investment banking and financial services company, where she served as Vice President of Global Operations and Technology. She also spent 12 years with Merck & Co., a manufacturer and distributor of pharmaceuticals, where she held a variety of marketing, operations, and supply chain leadership positions. She has served on multiple boards of directors and currently serves on the boards of Lennox International, the Susan G. Komen for the Cure, and Penn State's Smeal Business School. Ms. Quintos also is founder and executive sponsor of Dell's Wise employee resource group.
Rory Read — Mr. Read serves as Dell Technologies' Chief Integration Officer. Mr. Read has served in his present role since October 2015, and is responsible for leading the integration of the Dell and EMC businesses. From March 2015 to October 2015, Mr. Read served as Chief Operating Officer and President of Worldwide Commercial Sales for Dell, where he was responsible for cross-business unit and country-level operational planning, building and leading Dell's best-in-class sales engine, and overseeing the strategy for the company's global channel team, system integrator partners, and direct sales force. Prior to joining Dell in March 2015, Mr. Read served as President and Chief Executive Officer at Advanced Micro Devices, Inc., a technology company, from August 2011 to October 2014, where he also served as a member of the board of directors.

Before that service, he spent over five years as President and Chief Operating Officer at Lenovo Group Ltd., a computer technology company, where he was responsible for driving growth, execution, profitability, and performance across an enterprise encompassing more than 160 countries. Mr. Read also spent 23 years at International Business Machines Corporation (IBM), a technology and consulting company, serving in various leadership roles in the Asia-Pacific region and globally.
Richard J. Rothberg — Mr. Rothberg serves as General Counsel and Secretary for Dell Technologies. In this role, in which he has served since November 2013, Mr. Rothberg oversees the global legal department and manages government affairs, compliance, and ethics. He is also responsible for global security. Mr. Rothberg joined Dell in 1999 and has served in critical leadership roles throughout the legal department. He served as Vice President of Legal, supporting Dell's businesses in the Europe, Middle East, and Africa region before moving to Singapore in 2008 as Vice President of Legal for the Asia-Pacific and Japan region. Mr. Rothberg returned to the United States in 2010 to serve as Vice President of Legal for the North America and Latin America regions. In this role, he was lead counsel for sales and operations in the Americas and for the enterprise solutions, software, and end-user computing business units. He also led the government affairs organization worldwide. Prior to joining Dell, Mr. Rothberg spent nearly eight years in senior legal roles at Caterpillar Inc., an equipment manufacturing company, in senior legal roles in Nashville, Tennessee and Geneva, Switzerland. Mr. Rothberg was also an attorney for IBM Credit Corporation and at Rogers & Wells, a law firm.
Thomas W. Sweet — Mr. Sweet serves as Chief Financial Officer of Dell Technologies. In this role, in which he has served since January 2014, he is responsible for all aspects of the company's finance function, including accounting, financial planning and analysis, tax, treasury, investor relations, and corporate strategy. From May 2007 to January 2014, Mr. Sweet served in a variety of finance leadership roles for Dell, including as Vice President of Corporate Finance, Controller, and Chief Accounting Officer with responsibility for global accounting, tax, treasury, and investor relations, as well as for global finance services. Mr. Sweet was responsible for external financial reporting for more than five years when Dell Inc. was a publicly-traded company. Prior to his service in those roles, Mr. Sweet served in a variety of finance leadership positions, including as Vice President responsible for overall finance activities within the corporate business, education, government, and healthcare business units of Dell. Mr. Sweet also has served as Vice President of internal audit and in a number of sales leadership roles in education and corporate business units since joining Dell in 1997.
.

ITEM 1A — RISK FACTORS

Our business, operating results, financial condition, and prospects are subject to a variety of significant risks, many of which are beyond our control. The following is a description of some of the important risk factors that may cause our actual results in future periods to differ substantially from those we currently expect or seek. The risks described below are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that also may materially adversely affect our business, operating results, financial condition, or prospects.
Risk Factors Relating to Our Business

Competitive pressures may adversely affect Dell Technologies' industry unit share position, revenue, and profitability.
Dell Technologies operates in an industry in which there are rapid technological advances in hardware, software, and service offerings. As a result, Dell Technologies faces aggressive product and price competition from both branded and generic competitors. Dell Technologies competes based on its ability to offer to its customer's competitive integrated solutions that provide the most current and desired product and services features. There is a risk that Dell Technologies' competitors may provide products that are less costly, perform better or include additional features that are not available with Dell Technologies' products. There also is a risk that Dell Technologies' product portfolios may quickly become outdated or that Dell Technologies' market share may quickly erode. Further, efforts to balance the mix of products and services in order to optimize profitability, liquidity, and growth may put pressure on Dell Technologies' industry position.
As the technology industry continues to expand globally, there may be new and increased competition in different geographic regions. The generally low barriers to entry in the technology industry increase the potential for challenges from new industry competitors. There also may be increased competition from new types of products as the options for mobile and cloud computing solutions increase. In addition, companies with which Dell Technologies has strategic alliances may become competitors in other product areas or current competitors may enter into new strategic relationships with new or existing competitors, all of which may further increase the competitive pressures on Dell Technologies.
Reliance on vendors for products and components, many of which are single-source or limited-source suppliers, could harm Dell Technologies' business by adversely affecting product availability, delivery, reliability, and cost.
Dell Technologies maintains several single-source or limited-source supplier relationships, including relationships with third-party software providers, either because multiple sources are not readily available or because the relationships are advantageous due to performance, quality, support, delivery, capacity, or price considerations. A delay in the supply of a critical single- or limited-source product or component may prevent the timely shipment of the related product in desired quantities or configurations. In addition, Dell Technologies may not be able to replace the functionality provided by third-party software currently offered with its products if that software becomes obsolete, defective, or incompatible with future product versions or is not adequately maintained or updated. Even where multiple sources of supply are available, qualification of the alternative suppliers and establishment of reliable supplies could result in delays and a possible loss of sales, which could harm Dell Technologies' operating results.
Dell Technologies obtains many of its products and all of its components from third-party vendors, many of which are located outside of the United States. In addition, significant portions of Dell Technologies' products are assembled by contract manufacturers, primarily in various locations in Asia. A significant concentration of such outsourced manufacturing is currently performed by only a few of Dell Technologies' contract manufacturers, often in single locations. Dell Technologies sells components to these contract manufacturers and generates large non-trade accounts receivables, an arrangement that would present a risk of uncollectibility if the financial condition of a contract manufacturer should deteriorate.
Although these relationships generate cost efficiencies, they limit Dell Technologies' direct control over production. The increasing reliance on vendors subjects Dell Technologies to a greater risk of shortages and reduced control over delivery schedules of components and products, as well as a greater risk of increases in product and component costs. Because Dell Technologies maintains minimal levels of component and product inventories, a disruption in component or product availability could harm Dell Technologies' ability to satisfy customer needs. In addition, defective parts and products from these vendors could reduce product reliability and harm Dell Technologies' reputation.

If Dell Technologies fails to achieve favorable pricing from vendors, its profitability could be adversely affected.
Dell Technologies' profitability is affected by its ability to achieve favorable pricing from vendors and contract manufacturers, including through negotiations for vendor rebates, marketing funds, and other vendor funding received in the normal course of business. Because these supplier negotiations are continuous and reflect the evolving competitive environment, the variability in timing and amount of incremental vendor discounts and rebates can affect Dell Technologies' profitability. The vendor programs may change periodically, potentially resulting in adverse profitability trends if Dell Technologies cannot adjust pricing or variable costs. An inability to establish a cost and product advantage, or determine alternative means to deliver value to customers, may adversely affect Dell Technologies' revenue and profitability.
Adverse global economic conditions and instability in financial markets may harm Dell Technologies' business and result in reduced net revenue and profitability.
As a global company with customers operating in a broad range of businesses and industries, Dell Technologies' performance is affected by global economic conditions. Adverse economic conditions may negatively affect customer demand for Dell Technologies' products and services. Such economic conditions could result in postponed or decreased spending amid customer concerns over unemployment, reduced asset values, volatile energy costs, geopolitical issues, the availability and cost of credit and the stability and solvency of financial institutions, financial markets, businesses, local and state governments, and sovereign nations. Weak global economic conditions also could harm Dell Technologies' business by contributing to product shortages or delays, insolvency of key suppliers, customer and counterparty insolvencies, and increased challenges in managing Dell Technologies' treasury operations. Any such effects could have a negative impact on Dell Technologies' net revenue and profitability.
Dell Technologies' results of operations may be adversely affected if it fails to successfully execute its growth strategy.
Dell Technologies' growth strategy involves reaching more customers through new distribution channels, expanding relationships with resellers and augmenting select business areas through targeted acquisitions and other commercial arrangements. As more customers are reached through new distribution channels and expanded reseller relationships, Dell Technologies may fail to manage effectively the increasingly difficult tasks of inventory management and demand forecasting. The ability to implement this growth strategy depends on a successful transitioning of sales capabilities, the successful addition to the breadth of Dell Technologies' solutions capabilities through selective acquisitions of other businesses, and the effective management of the consequences of these strategic initiatives. If Dell Technologies is unable to meet these challenges, its results of operations could be adversely affected.
Dell Technologies faces risks and challenges in connection with its transformation to an essential infrastructure solutions provider and its business strategy.
Dell Technologies expects its strategic transformation to an essential infrastructure solutions provider to take more time and investment, and the investments it must make are likely to result in lower gross margins and raise its operating expenses and capital expenditures.
For Fiscal 2017, Dell Technologies' Client Solutions business generated approximately 60% of Dell Technologies' net revenue, and largely relied on PC sales. Moreover, revenue from Client Solutions absorbs Dell Technologies' significant overhead costs and allows for scaled procurement. As a result, Client Solutions remains an important component in Dell Technologies' broad transformation strategy. While Dell Technologies continues to rely on Client Solutions as a critical element of its business, Dell Technologies also anticipates an increasingly challenging demand environment in Client Solutions and intensifying market competition. Current challenges in Client Solutions stem from fundamental changes in the PC market, including a decline in worldwide revenues for desktop and laptop PCs, and lower shipment forecasts for PC products due to a general lengthening of the replacement cycle for PC products and increasing interest in alternative mobile solutions. PC shipments worldwide declined 5.7% during calendar year 2016, and further deterioration in the PC market may occur. Other challenges include declining margins as demand for PC products shifts from higher-margin premium products to lower-cost and lower-margin products, particularly in emerging markets, and significant and increasing competition from efficient and low-cost manufacturers and from manufacturers of innovative and higher-margin PC products. For example, the built-to-order model that Dell Technologies historically has used is losing competitiveness in an environment where profit pools are moving toward lower-margin segments primarily based on a build-to-stock model. Dell Technologies also lacks a strong offering in tablets.
The challenges Dell Technologies faces in its transformation include low operating margins for the Infrastructure Solutions Group, referred to as ISG, and, although Client Solutions drives pull-through revenue and cross-selling of ISG solutions, the potential for further margin erosion remains due to intense competition, including emerging competitive pressure from cloud services. Improving the integration of Dell Technologies' product and service offerings as well as its ability to cross-sell remain a work in progress, as Dell Technologies is in the early stages of integrating its products into solutions and thus far has limited overlap in the base of large customers for the Client Solutions business and the ISG business. In addition, returns from Dell Technologies' prior acquisitions have been mixed and will require additional investments to reposition the business for growth, while cross-selling synergies have not been achieved as anticipated. As a result of the foregoing challenges, Dell Technologies' business, financial condition, and results of operations may be adversely affected.
Dell Technologies may not successfully implement its acquisition strategy, which could result in unforeseen operating difficulties and increased costs.
Dell Technologies makes strategic acquisitions of other companies as part of its growth strategy. Dell Technologies could experience unforeseen operating difficulties in assimilating or integrating the businesses, technologies, services, products, personnel, or operations of acquired companies, especially if Dell Technologies is unable to retain the key personnel of an acquired company. Further, future acquisitions may result in a delay or reduction of client sales for both Dell Technologies and the acquired company because of client uncertainty about the continuity and effectiveness of solutions offered by either company and may disrupt Dell Technologies' existing business by diverting resources and significant management attention that otherwise would be focused on development of the existing business. Acquisitions also may negatively affect Dell Technologies' relationships with strategic partners if the acquisitions are seen as bringing Dell Technologies into competition with such partners.
To complete an acquisition, Dell Technologies may be required to use substantial amounts of cash, engage in equity or debt financings, or enter into credit agreements to secure additional funds. Such debt financings could involve restrictive covenants that could limit Dell Technologies' capital-raising activities and operating flexibility. Further, an acquisition may negatively affect Dell Technologies' results of operations because it may expose Dell Technologies to unexpected liabilities, require the incurrence of charges and substantial indebtedness or other liabilities, have adverse tax consequences, result in acquired in-process research and development expenses, or in the future require the amortization, write-down or impairment of amounts related to deferred compensation, goodwill and other intangible assets, or fail to generate a financial return sufficient to offset acquisition costs.
In addition, Dell Technologies periodically divests businesses, including businesses that are no longer a part of its strategic plan. These divestitures similarly require significant investment of time and resources, may disrupt Dell Technologies' business and distract management from other responsibilities, and may result in losses on disposition or continued financial involvement in the divested business, including through indemnification or other financial arrangements, for a period following the transaction, which could adversely affect Dell Technologies' financial results.
If its cost efficiency measures are not successful, Dell Technologies may become less competitive.
Dell Technologies continues to focus on minimizing operating expenses through cost improvements and simplification of Dell Technologies' structure. Certain factors may prevent the achievement of these goals, which may negatively affect Dell Technologies' competitive position. For example, Dell Technologies may experience delays or unanticipated costs in implementing its cost efficiency plans, which could prevent the timely or full achievement of expected cost efficiencies.
Dell Technologies' inability to manage solutions and product and services transitions in an effective manner could reduce the demand for Dell Technologies' solutions, products, and services, and the profitability of Dell Technologies' operations.
Continuing improvements in technology result in the frequent introduction of new solutions, products, and services, improvements in product performance characteristics and short product life cycles. If Dell Technologies fails to manage in an effective manner transitions to new solutions and offerings, the products and services associated with such offerings and customer demand for Dell Technologies' solutions, products, and services could diminish, and Dell Technologies' profitability could suffer.
Dell Technologies is increasingly sourcing new products and transitioning existing products through its contract manufacturers and manufacturing outsourcing relationships in order to generate cost efficiencies and better serve its customers. The success of product transitions depends on a number of factors, including the availability of sufficient quantities of components at attractive costs. Product transitions also present execution challenges and risks, including the risk that new or upgraded products may have quality issues or other defects.

Failure to deliver high-quality products and services could lead to loss of customers and diminished profitability.
Dell Technologies must identify and address quality issues associated with its products and services, many of which include third-party components. Although quality testing is performed regularly to detect quality problems and implement required solutions, failure to identify and correct significant product quality issues before the sale of such products to customers could result in lower sales, increased warranty or replacement expenses, and reduced customer confidence, which could harm Dell Technologies' operating results.

Dell Technologies' ability to generate substantial non-U.S. net revenue is subject to additional risks and uncertainties.
Sales outside the United States accounted for approximately 50% of Dell Technologies' consolidated net revenue for Fiscal 2017. Dell Technologies' future growth rates and success are substantially dependent on the continued growth of Dell Technologies' business outside the United States. Dell Technologies' international operations face many risks and uncertainties, including varied local economic and labor conditions, political instability, changes in the U.S. and international regulatory environments, and the impacts of trade protection measures, tax laws (including U.S. taxes on foreign operations), copyright levies, and foreign currency exchange rates. Any of these factors could negatively affect Dell Technologies' international business results and prospects for growth.
Dell Technologies' profitability may be adversely affected by product, customer, and geographic sales mix, and seasonal sales trends.
Dell Technologies' overall profitability for any period may be adversely affected by changes in the mix of products, customers, and geographic markets reflected in sales for that period, and by seasonal trends. Profit margins vary among products, services, customers, and geographic markets. For instance, services offerings generally have a higher profit margin than consumer products. In addition, parts of Dell Technologies' business are subject to seasonal sales trends. Among the trends with the most significant impact on Dell Technologies' operating results, sales to government customers (particularly the U.S. federal government) are typically stronger in Dell Technologies' third fiscal quarter, sales in Europe, the Middle East, and Africa are often weaker in Dell Technologies' third fiscal quarter, and sales to consumers are typically strongest during Dell Technologies' fourth fiscal quarter.
Dell Technologies may lose revenue opportunities and experience gross margin pressure if sales channel participants fail to perform as expected.
Dell Technologies relies on third-party distributors, retailers, systems integrators, value-added resellers, and other sales channels to complement its direct sales organization in order to reach more end-users globally. Future operating results increasingly will depend on the performance of sales channel participants and on Dell Technologies' success in maintaining and developing these relationships. Revenue and gross margins could be negatively affected if the financial condition or operations of channel participants weaken as a result of adverse economic conditions or other business challenges, or if uncertainty regarding the demand for Dell Technologies' products causes channel participants to reduce their orders for Dell Technologies' products. Further, some channel participants may consider the expansion of Dell Technologies' direct sales initiatives to conflict with their business interests as distributors or resellers of Dell Technologies' products, which could lead them to reduce their investment in the distribution and sale of Dell Technologies' products, or to cease all sales of Dell Technologies' products.
Dell Technologies' financial performance could suffer from reduced access to the capital markets by Dell Technologies or some of its customers.
Dell Technologies may access debt and capital sources to provide financing for customers and to obtain funds for general corporate purposes, including working capital, acquisitions, capital expenditures, and funding of customer receivables. In addition, Dell Technologies maintains customer financing relationships with some companies that rely on access to the debt and capital markets to meet significant funding needs. Any inability of these companies to access such markets could compel Dell Technologies to self-fund transactions with such companies or to forgo customer financing opportunities, which could harm Dell Technologies' financial performance. The debt and capital markets may experience extreme volatility and disruption from time to time in the future, which could result in higher credit spreads in such markets and higher funding costs for Dell Technologies. Deterioration in Dell Technologies' business performance, a credit rating downgrade, volatility in the securitization markets, changes in financial services regulation, or adverse changes in the economy could lead to reductions in the availability of debt financing. In addition, these events could limit Dell Technologies' ability to continue asset securitizations or other forms of financing from debt or capital sources, reduce the amount of financing receivables that Dell

Technologies originates, or negatively affect the costs or terms on which Dell Technologies may be able to obtain capital. Any of these developments could adversely affect Dell Technologies' net revenue, profitability, and cash flows.

Weak economic conditions and additional regulation could harm Dell Technologies' financial services activities.
Dell Technologies' financial services activities are negatively affected by adverse economic conditions that contribute to loan delinquencies and defaults. An increase in loan delinquencies and defaults would result in greater net credit losses, which may require Dell Technologies to increase its reserves for customer receivables. In addition, the implementation of new financial services regulation, or the application of existing financial services regulation in new countries where Dell Technologies expands its financial services and related supporting activities, could unfavorably affect the profitability and cash flows of Dell Technologies' consumer financing activities.
Dell Technologies is subject to counterparty default risks.
Dell Technologies has numerous arrangements with financial institutions that include cash and investment deposits, interest rate swap contracts, foreign currency option contracts, and forward contracts. As a result, Dell Technologies is subject to the risk that the counterparty to one or more of these arrangements will default, either voluntarily or involuntarily, on its performance under the terms of the arrangement. In times of market distress, a counterparty may default rapidly and without notice, and Dell Technologies may be unable to take action to cover its exposure, either because of lack of contractual ability to do so or because market conditions make it difficult to take effective action. If one of Dell Technologies' counterparties becomes insolvent or files for bankruptcy, Dell Technologies' ability eventually to recover any losses suffered as a result of that counterparty's default may be limited by the liquidity of the counterparty or the applicable legal regime governing the bankruptcy proceeding. In the event of such a default, Dell Technologies could incur significant losses, which could harm Dell Technologies' business and adversely affect its results of operations and financial condition.
The exercise by customers of certain rights under their services contracts with Dell Technologies, or Dell Technologies' failure to perform as it anticipates at the time it enters into services contracts, could adversely affect Dell Technologies' revenue and profitability.
Many of Dell Technologies' services contracts allow customers to take actions that may adversely affect Dell Technologies' revenue and profitability. These actions include terminating a contract if Dell Technologies' performance does not meet specified service levels, requesting rate reductions or contract termination, reducing the use of Dell Technologies' services, or terminating a contract early upon payment of agreed fees. In addition, Dell Technologies estimates the costs of delivering the services at the outset of the contract. If Dell Technologies fails to estimate such costs accurately and actual costs significantly exceed estimates, Dell Technologies may incur losses on the services contracts.
Loss of government contracts could harm Dell Technologies' business.
Contracts with the U.S. federal, state and local governments, and foreign governments are subject to future funding that may affect the extension or termination of programs and to the right of such governments to terminate contracts for convenience or non-appropriation. There is pressure on governments, both domestically and internationally, to reduce spending. Funding reductions or delays could adversely affect public sector demand for Dell Technologies' products and services. In addition, if Dell Technologies violates legal or regulatory requirements, the applicable government could suspend or disbar Dell Technologies as a contractor, which would unfavorably affect Dell Technologies' net revenue and profitability.
Dell Technologies' business could suffer if Dell Technologies does not develop and protect its proprietary intellectual property or obtain or protect licenses to intellectual property developed by others on commercially reasonable and competitive terms.
If Dell Technologies or Dell Technologies' suppliers are unable to develop or protect desirable technology or technology licenses, Dell Technologies may be prevented from marketing products, may have to market products without desirable features, or may incur substantial costs to redesign products. Dell Technologies also may have to defend or enforce legal actions or pay damages if Dell Technologies is found to have violated the intellectual property of other parties. Although Dell Technologies' suppliers might be contractually obligated to obtain or protect such licenses and indemnify Dell Technologies against related expenses, those suppliers could be unable to meet their obligations. Although Dell Technologies invests in research and development and obtains additional intellectual property through acquisitions, those activities do not guarantee that Dell Technologies will develop or obtain intellectual property necessary for profitable operations. Costs involved in developing and protecting rights in intellectual property may have a negative impact on Dell Technologies' business. In addition, Dell Technologies' operating costs could increase because of copyright levies or similar fees by rights holders and collection agencies in European and other countries.
Infrastructure disruptions could harm Dell Technologies' business.
Dell Technologies depends on its information technology and manufacturing infrastructure to achieve its business objectives. Natural disasters, manufacturing failures, telecommunications system failures, or defective or improperly installed new or upgraded business management systems could lead to disruptions in this infrastructure. Portions of Dell Technologies' IT infrastructure also may experience interruptions, delays or cessations of service, or produce errors in connection with systems integration or migration work. Such disruptions may adversely affect Dell Technologies' ability to receive or process orders, manufacture, and ship products in a timely manner or otherwise conduct business in the normal course. Further, portions of Dell Technologies' services business involve the processing, storage, and transmission of data, which also would be negatively affected by such an event. Disruptions in Dell Technologies' infrastructure could lead to loss of customers and revenue, particularly during a period of heavy demand for Dell Technologies' products and services. Dell Technologies also could incur significant expense in repairing system damage and taking other remedial measures.
Cyber attacks or other data security breaches that disrupt Dell Technologies' operations or result in the dissemination of proprietary or confidential information about Dell Technologies, Dell Technologies' customers or other third parties could disrupt Dell Technologies' business, harm its reputation, cause Dell Technologies to lose clients, and expose Dell Technologies to costly litigation.
Dell Technologies manages and stores various proprietary information and sensitive or confidential data relating to its operations. In addition, Dell Technologies' cloud computing businesses routinely process, store, and transmit large amounts of data for Dell Technologies' customers, including sensitive and personally identifiable information. Dell Technologies may be subject to breaches of the information technology systems it uses for these purposes. Experienced computer programmers and hackers may be able to penetrate Dell Technologies' network security and misappropriate or compromise Dell Technologies' confidential information or that of third parties, create system disruptions or cause shutdowns. Further, sophisticated hardware and operating system software and applications that Dell Technologies produces or procures from third parties may contain defects in design or manufacture, including "bugs" and other problems that could unexpectedly interfere with the operation of such systems.
The costs to eliminate or address the foregoing security problems and security vulnerabilities before or after a cyber incident could be significant. Remediation efforts may not be successful and could result in interruptions, delays, or cessation of service, and loss of existing or potential customers that may impede Dell Technologies' sales, manufacturing, distribution, or other critical functions. Dell Technologies could lose existing or potential customers for outsourcing services or other information technology solutions in connection with any actual or perceived security vulnerabilities in Dell Technologies' products. In addition, breaches of Dell Technologies' security measures and the unapproved dissemination of proprietary information or sensitive or confidential data about Dell Technologies or its customers or other third parties could expose Dell Technologies, its customers, or other third parties affected to a risk of loss or misuse of this information, result in litigation and potential liability for Dell Technologies, damage Dell Technologies' brand and reputation, or otherwise harm Dell Technologies' business. Further, Dell Technologies relies in certain limited capacities on third-party data management providers whose possible security problems and security vulnerabilities may have similar effects on Dell Technologies.
Dell Technologies is subject to laws, rules, and regulations in the United States and other countries relating to the collection, use, and security of user data. Dell Technologies' ability to execute transactions and to possess and use personal information and data in conducting its business subjects it to legislative and regulatory burdens that may require Dell Technologies to notify customers or employees of a data security breach. Dell Technologies has incurred, and will continue to incur, significant expenses to comply with mandatory privacy and security standards and protocols imposed by law, regulation, industry standards, or contractual obligations.
Failure to hedge effectively Dell Technologies' exposure to fluctuations in foreign currency exchange rates and interest rates could adversely affect Dell Technologies' financial condition and results of operations.
Dell Technologies utilizes derivative instruments to hedge its exposure to fluctuations in foreign currency exchange rates and interest rates. Some of these instruments and contracts may involve elements of market and credit risk in excess of the amounts recognized in Dell Technologies' financial statements. If Dell Technologies is not successful in monitoring its foreign exchange exposures and conducting an effective hedging program, Dell Technologies' foreign currency hedging activities may not offset the impact of fluctuations in currency exchange rates on its future results of operations and financial position.

The expiration of tax holidays or favorable tax rate structures, unfavorable outcomes in tax audits and other tax compliance matters, or adverse legislative or regulatory tax changes could result in an increase in Dell Technologies' tax expense or Dell Technologies' effective income tax rate.
Portions of Dell Technologies' operations are subject to a reduced tax rate or are free of tax under various tax holidays that expire in whole or in part from time to time. Many of these holidays may be extended when certain conditions are met, or may be terminated if certain conditions are not met. If the tax holidays are not extended, or if Dell Technologies fails to satisfy the conditions of the reduced tax rate, its effective tax rate would increase in the future. Dell Technologies' effective tax rate also could increase if Dell Technologies' geographic sales mix changes. In addition, any actions by Dell Technologies to repatriate non-U.S. earnings for which it has not previously provided for U.S. taxes may affect the effective tax rate.
The application of tax laws to Dell Technologies' operations and past transactions involves some inherent uncertainty. Dell Technologies is continually under audit in various tax jurisdictions. Although Dell Technologies believes its tax positions are appropriate, Dell Technologies may not be successful in resolving potential tax claims that arise from these audits. An unfavorable outcome in certain of these matters could result in a substantial increase in Dell Technologies' tax expense. In addition, Dell Technologies' provision for income taxes could be affected by changes in the valuation of deferred tax assets.
Further, changes in tax laws (including laws relating to U.S. taxes on foreign operations) could adversely affect Dell Technologies' operations and profitability. In recent years, numerous legislative, judicial, and administrative changes have been made to tax laws applicable to Dell Technologies and companies similar to Dell Technologies. Additional changes to tax laws are likely to occur, and such changes may adversely affect Dell Technologies' tax liability.
Dell Technologies' profitability could suffer from any impairment of its portfolio investments.
Dell Technologies invests a significant portion of its available funds in a portfolio consisting primarily of debt securities of various types and maturities pending the deployment of these funds in Dell Technologies' business. Dell Technologies' earnings performance could suffer from any impairment of its investments. Dell Technologies' portfolio securities generally are classified as available-for-sale and are recorded in Dell Technologies' financial statements at fair value. If any such investments experience declines in market price and it is determined that such declines are other than temporary, Dell Technologies may have to recognize in earnings the decline in the fair market value of such investments below their cost or carrying value.
Unfavorable results of legal proceedings could harm Dell Technologies' business and result in substantial costs.
Dell Technologies is involved in various claims, suits, investigations, and legal proceedings that arise from time to time in the ordinary course of business, as well as those that arose in connection with Dell's going-private transaction and the EMC merger transaction, including those described elsewhere in this report. Additional legal claims or regulatory matters may arise in the future and could involve stockholder, consumer, regulatory, compliance, intellectual property, antitrust, tax, and other issues on a global basis. Litigation is inherently unpredictable. Regardless of the merits of the claims, litigation may be both time-consuming and disruptive to Dell Technologies' business. Dell Technologies could incur judgments or enter into settlements of claims that could adversely affect its operating results or cash flows in a particular period. In addition, Dell Technologies' business, operating results, and financial condition could be adversely affected if any infringement or other intellectual property claim made against it by any third party is successful, or if Dell Technologies fails to develop non-infringing technology or license the proprietary rights on commercially reasonable terms and conditions.
Dell Technologies is incurring increased costs and is subject to additional regulations and requirements as a result of becoming a public company, and Dell Technologies' management is required to devote substantial time to new compliance matters, which could lower Dell Technologies' profits or make it more difficult to run its business.
As a newly public company, Dell Technologies is incurring significant legal, accounting, and other expenses that it has not incurred as a private company, including costs associated with public company reporting requirements and costs of recruiting and retaining non-executive directors. Dell Technologies also is incurring costs associated with the Sarbanes-Oxley Act of 2002 and related rules implemented by the SEC and the NYSE. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. Dell Technologies expects these rules and regulations to increase its legal and financial compliance costs and to make some activities more time-consuming and costly, although it is currently unable to estimate these costs with any degree of certainty. Dell Technologies' management will need to devote a substantial amount of time to ensure that it complies with all of these requirements. These laws and regulations also could make it more difficult for Dell Technologies to attract and retain qualified persons to serve on its board of directors or its board committees or as its executive officers. Further, if Dell Technologies is unable to satisfy its obligations as a public company, the Class V Common Stock could be subject to delisting and Dell Technologies could be subject to fines, sanctions, and other regulatory action and potentially civil litigation.
Dell Technologies is obligated to develop and maintain proper and effective internal control over financial reporting and any failure to do so may adversely affect investor confidence in Dell Technologies and, as a result, the value of the Class V Common Stock.
Effective Fiscal 2018, following a transition period afforded to companies that were not previously SEC reporting companies, Dell Technologies will be required by Section 404 of the Sarbanes-Oxley Act of 2002 to furnish a report by management on, among other matters, its assessment of the effectiveness of its internal control over financial reporting. The assessment will need to include disclosure of any material weaknesses identified by Dell Technologies' management in Dell Technologies' internal control over financial reporting. Dell Technologies also will be required to disclose significant changes made in its internal control procedures on a quarterly basis. In addition, Dell Technologies' independent registered public accounting firm is required to express an opinion as to the effectiveness of Dell Technologies' internal control over financial reporting beginning with its second annual report on Form 10-K. The process of designing, implementing, and testing internal controls over financial reporting is time-consuming, costly, and complicated.
During the evaluation and testing process of its internal controls, if Dell Technologies identifies one or more material weaknesses in its internal control over financial reporting, Dell Technologies will be unable to assert that its internal control over financial reporting is effective. Dell Technologies may experience material weaknesses or significant deficiencies in its internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit Dell Technologies' ability to issue accurate reports of its financial condition or results of operations. If Dell Technologies is unable to conclude that its internal control over financial reporting is effective, or if Dell Technologies' independent registered public accounting firm determines that Dell Technologies has a material weakness or significant deficiency in its internal control over financial reporting, investors could lose confidence in the accuracy and completeness of its financial reports, the market price of the Class V Common Stock could decline, and Dell Technologies could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in its internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, also could restrict future access to the capital markets by Dell Technologies or its subsidiaries.
Compliance requirements of current or future environmental and safety laws, or other regulatory laws, may increase costs, expose Dell Technologies to potential liability and otherwise harm Dell Technologies' business.
Dell Technologies' operations are subject to environmental and safety regulations in all areas in which Dell Technologies conducts business. Product design and procurement operations must comply with new and future requirements relating to climate change laws and regulations, materials composition, sourcing, energy efficiency and collection, recycling, treatment, transportation, and disposal of electronics products, including restrictions on mercury, lead, cadmium, lithium metal, lithium ion, and other substances. If Dell Technologies fails to comply with applicable rules and regulations regarding the transportation, source, use, and sale of such regulated substances, Dell Technologies could be subject to liability. The costs and timing of costs under environmental and safety laws are difficult to predict, but could have an adverse impact on Dell Technologies' business.
In addition, Dell Technologies and its subsidiaries are subject to various anti-corruption laws that prohibit improper payments or offers of payments to foreign governments and their officials for the purpose of obtaining or retaining business and are also subject to export controls, customs, and economic sanctions laws and embargoes imposed by the U.S. government. Violations of the Foreign Corrupt Practices Act or other anti-corruption laws or export control, customs or economic sanctions laws may result in severe criminal or civil sanctions and penalties, and Dell Technologies and its subsidiaries may be subject to other liabilities which could have a material adverse effect on their business, results of operations, and financial condition.
Dell Technologies also is subject to provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act intended to improve transparency and accountability concerning the supply of minerals originating from the conflict zones of the Democratic Republic of Congo or adjoining countries. Dell Technologies will incur costs to comply with the disclosure requirements of this law and may realize other costs relating to the sourcing and availability of minerals used in Dell Technologies' products. Further, Dell Technologies may face reputational harm if Dell Technologies' customers or other Dell Technologies stakeholders conclude that Dell Technologies is unable to sufficiently verify the origins of the minerals used in Dell Technologies' products.

Armed hostilities, terrorism, natural disasters, or public health issues could harm Dell Technologies' business.
Armed hostilities, terrorism, natural disasters, or public health issues, whether in the United States or abroad, could cause damage or disruption to Dell Technologies or Dell Technologies' suppliers and customers, or could create political or economic instability, any of which could harm Dell Technologies' business. For example, the earthquake and tsunami in Japan and severe flooding in Thailand which occurred during fiscal year 2012 caused damage to infrastructure and factories that disrupted the supply chain for a variety of components used in Dell's products. Any such future events could cause a decrease in demand for Dell Technologies' products, make it difficult or impossible to deliver products or for suppliers to deliver components and could create delays and inefficiencies in Dell Technologies' supply chain.
Dell Technologies is highly dependent on the services of Michael S. Dell, its Chief Executive Officer, and its success depends on the ability to attract, retain, and motivate key employees.
Dell Technologies is highly dependent on the services of Michael S. Dell, its Chief Executive Officer and largest stockholder. If Dell Technologies loses the services of Mr. Dell, Dell Technologies may not be able to locate a suitable or qualified replacement, and Dell Technologies may incur additional expenses to recruit a replacement, which could severely disrupt Dell Technologies' business and growth. Further, Dell Technologies relies on key personnel, including other members of its executive leadership team, to support its business and increasingly complex product and services offerings. Dell Technologies may not be able to attract, retain, and motivate the key professional, technical, marketing, and staff resources needed.
Dell Technologies' substantial level of indebtedness could adversely affect its financial condition.
Dell Technologies and its subsidiaries have a substantial amount of indebtedness, which will require significant interest payments. As of February 3, 2017, Dell Technologies and its subsidiaries had approximately $49.4 billion of short-term and long-term indebtedness. As of the same date, Dell Technologies and its subsidiaries also had an additional $2.7 billion available for borrowing under its senior secured revolving credit facility.

Dell Technologies' substantial level of indebtedness could have important consequences, including the following:

•
Dell Technologies must use a substantial portion of its cash flow from operations to pay interest and principal on its senior credit facilities, its senior secured notes and senior unsecured notes (the "notes"), and its other indebtedness, which will reduce funds available to Dell Technologies for other purposes such as working capital, capital expenditures, other general corporate purposes, and potential acquisitions;

•
Dell Technologies' ability to refinance such indebtedness or to obtain additional financing for working capital, capital expenditures, acquisitions, or other general corporate purposes may be impaired;

•	Dell Technologies is exposed to fluctuations in interest rates because Dell Technologies' senior credit facilities have variable rates of interest;

•
Dell Technologies' leverage may be greater than that of some of its competitors, which may put Dell Technologies at a competitive disadvantage and reduce Dell Technologies' flexibility in responding to current and changing industry and financial market conditions; and

•
Dell Technologies may be unable to comply with financial and other restrictive covenants in its senior credit facilities, the notes, and other indebtedness that limit Dell Technologies' ability to incur additional debt, make investments, and sell assets, which could result in an event of default that, if not cured or waived, would have an adverse effect on Dell Technologies' business and prospects and could force it into bankruptcy or liquidation.

Dell Technologies and its subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in Dell Technologies' and its subsidiaries' credit facilities and the indentures that govern the notes. If new indebtedness is added to the debt levels of Dell Technologies and its subsidiaries, the related risks that Dell Technologies now faces could intensify. Dell Technologies' ability to access additional funding under its revolving credit facility and ABS facility will depend upon, among other factors, the absence of a default under either such facility, including any default arising from a failure to comply with the related covenants. If Dell Technologies is unable to comply with its covenants under its revolving credit facility or ABS facility, Dell Technologies' liquidity may be adversely affected.

From time to time, when it believes it is advantageous to do so, Dell Technologies may seek to reduce its leverage by repaying certain of its indebtedness before the maturity dates of such indebtedness.   Dell Technologies may be unable to generate operating cash flows and other cash necessary to achieve a level of debt reduction that will significantly enhance the company’s credit quality and reduce the risks associated with its substantial indebtedness.
As of February 3, 2017, approximately $15.6 billion of Dell Technologies' debt is variable-rate debt and a 100 basis point increase in interest rates would have resulted in an increase of approximately $156 million in annual interest expense on such debt. Dell Technologies' ability to meet expenses, to remain in compliance with its covenants under its debt instruments and to make future principal and interest payments in respect of its debt depends on, among other factors, Dell Technologies' operating performance, competitive developments, and financial market conditions, all of which are significantly affected by financial, business, economic, and other factors. Dell Technologies is not able to control many of these factors. Given current industry and economic conditions, Dell Technologies' cash flow may not be sufficient to allow Dell Technologies to pay principal and interest on its debt and meet its other obligations.
Dell Technologies continues to incur substantial costs related to and the integration of the EMC business with that of Dell.

Dell Technologies continues to incur substantial cost in connection with the integration of the EMC business with that of Dell. There is a large number of processes, policies, procedures, operations, technologies, and systems that must be integrated, including purchasing, accounting and finance, sales, payroll, pricing, revenue management, marketing, and benefits. In addition, the businesses of Dell and EMC continue to maintain a presence in Texas and Massachusetts, respectively. The substantial majority of the integration costs are non-recurring expenses related to facilities and systems consolidation. Dell Technologies may incur additional costs to maintain employee morale and to retain key employees. These costs in total may exceed the savings Dell Technologies expects to achieve from the elimination of duplicative costs and the realization of other efficiencies related to the integration of the Dell and EMC businesses, particularly in the near term and in the event there are material unanticipated costs. Dell Technologies cannot identify the timing, nature, and amount of all such costs as of the date of this report. Any such costs, however, could affect Dell Technologies' results of operations and cash flows from operations in the period in which such charges are recorded.
Dell Technologies may not realize the anticipated synergies from the EMC merger transaction.
Although Dell Technologies expects to achieve synergies as a result of the EMC merger transaction, including with respect to VMware, it may not succeed in doing so. Dell Technologies' ability to realize the anticipated synergies will depend on the successful integration of EMC's business with that of Dell. Even if Dell Technologies successfully integrates the Dell and EMC businesses, the integration may not result in the realization of the full benefits of the anticipated synergies or the realization of these benefits within the expected periods. For example, the elimination of duplicative costs may not be possible or may take longer than anticipated, or benefits from the EMC merger transaction may be offset by costs incurred in integrating the Dell and EMC businesses.

Failure to integrate EMC's technology, solutions, products, and services with those of Dell in an effective manner could reduce Dell Technologies' profitability and delay or prevent realization of many of the potential benefits of the EMC merger transaction.
To obtain the benefits of the EMC merger transaction, Dell Technologies must integrate EMC's technology, solutions, products, and services with those of Dell in an effective manner. Dell Technologies may not be able to accomplish this integration quickly and efficiently. Dell Technologies may be required to spend additional time and money on operating compatibility that otherwise would be spent on developing and selling solutions, products and services. Dell Technologies' business, financial condition, and results of operations could be harmed if it does not integrate operations effectively or uses too many resources on integration efforts.
The time and effort required to be dedicated to the integration of Dell and EMC could divert the attention of Dell Technologies' management from other business concerns or otherwise harm Dell Technologies' business.
The integration process could result in the diversion of Dell Technologies management's attention from other business concerns, in the disruption or interruption of, or the loss of momentum in, Dell Technologies' business, or in inconsistencies in standards, controls, procedures, and policies. Any of these impacts could adversely affect Dell Technologies' ability to maintain relationships with its customers and employees or achieve the anticipated benefits of the EMC merger, or could reduce Dell Technologies' earnings or otherwise adversely affect its business and financial results.

The financial performance of Dell Technologies is affected by the financial performance of VMware.
Because Dell Technologies consolidates the financial results of VMware in its results of operations, its financial performance is affected by the financial performance of VMware. VMware's financial performance may be affected by a number of factors, including, but not limited to:

•	fluctuations in demand, adoption rates, sales cycles (which have been increasing in length), and pricing levels for VMware's products and services;

•	changes in customers' budgets for information technology purchases and in the timing of its purchasing decisions;

•
the timing of recognizing revenues in any given quarter, which can be affected by a number of factors, including product announcements, beta programs, and product promotions that can cause revenue recognition of certain orders to be deferred until future products to which customers are entitled become available;

•	the timing of announcements or releases of new or upgraded products and services by VMware or by its competitors;

•	the timing and size of business realignment plans and restructuring charges;

•	VMware's ability to maintain scalable internal systems for reporting, order processing, license fulfillment, product delivery, purchasing, billing, and general accounting, among other functions;

•	VMware's ability to control costs, including its operating expenses;

•	credit risks of VMware's distributors, who account for a significant portion of VMware's product revenues and accounts receivable;

•	VMware's ability to process sales at the end of the quarter;

•	seasonal factors, such as the end of fiscal period budget expenditures by VMware's customers and the timing of holiday and vacation periods;

•	renewal rates and the amounts of the renewals for enterprise agreements, as the original terms of such agreements expire;

•	the timing and amount of software development costs that may be capitalized;

•	unplanned events that could affect market perception of the quality or cost-effectiveness of VMware's products and solutions; and

•	VMware's ability to predict accurately the degree to which customers will elect to purchase its subscription-based offerings in place of licenses to its on-premises offerings.

Dell Technologies' pension plan assets are subject to market volatility.

Through the EMC merger transaction, Dell Technologies assumed a noncontributory defined pension plan, which was originally part of the EMC legacy acquisition of Data General. The plan's assets are invested in common stocks, bonds, and cash. The expected long-term rate of return on the plan's assets was 6.5%. This rate represents the average of the expected long-term rates of return weighted by the plan's assets as of February 3, 2017. As market conditions permit, Dell Technologies expects to continue to shift the asset allocation to lower the percentage of investments in equities and increase the percentage of investments in long-duration fixed-income securities. The effect of such a change could result in a reduction in the long-term rate of return on plan assets and an increase in future pension expense. As of February 3, 2017, the ten-year historical rate of return on plan assets was 5.98%, and the inception-to-date return on plan assets was 9.59%. Should Dell Technologies not achieve the expected rate of return on the plan's assets or if the plan experiences a decline in the fair value of its assets, Dell Technologies may be required to contribute assets to the plan, which could materially adversely affect its results of operations or financial condition.

Risk Factors Relating to Ownership of Dell Technologies
The MD stockholders, the MSD Partners stockholders, and the SLP stockholders have the ability to elect all of the directors of Dell Technologies, and such stockholders' interests may differ from the interests of the holders of Class V Common Stock.
By reason of their ownership of substantially all of Dell Technologies' Class A Common Stock, Michael S. Dell and a separate property trust for the benefit of his wife (the "MD stockholders") and investment funds affiliated with MSD Partners, L.P. (the "MSD Partners stockholders") have the ability to elect all of the Group I Directors, who have an aggregate of 3 of the 13 total votes on the Dell Technologies board of directors, and all of the Group II Directors, who have an aggregate of 7 of the 13 total votes on the Dell Technologies board of directors. By reason of their ownership of all of the Class B Common Stock, investment funds affiliated with Silver Lake Partners (the "SLP stockholders") have the ability to elect all of the Group III Directors, who have an aggregate of 3 of the 13 total votes on the Dell Technologies board of directors. Michael S. Dell is the sole Group II Director and therefore is entitled to cast a majority of the votes entitled to be cast by all Dell Technologies directors and thereby approve any matter submitted to the Dell Technologies board of directors other than any matter that also requires the separate approval of the Capital Stock Committee or the audit committee. Egon Durban and Simon Patterson are the sole Group III Directors. Dell Technologies' directors owe fiduciary duties to Dell Technologies as a whole and all of Dell Technologies' stockholders and not just to holders of a particular class of shares.
Dell Technologies is controlled by the MD stockholders, the MSD Partners stockholders, and the SLP stockholders, whose interests may differ from the interests of the holders of Class V Common Stock.
By reason of their ownership of Class A Common Stock possessing a majority of the aggregate votes entitled to be cast by holders of Dell Technologies' Class A Common Stock, Class B Common Stock, Class C Common Stock, and Class V Common Stock, voting together as a single class, the MD stockholders and the MSD Partners stockholders have the ability to approve any matter submitted to the vote of all of the outstanding shares of Dell Technologies common stock voting together as a single class.
Through their control of Dell Technologies, subject to certain special voting rights of the Class V Common Stock related to actions that affect the Class V Common Stock and certain consent rights of the SLP stockholders, the MD stockholders and the MSD Partners stockholders are able to control actions to be taken by Dell Technologies, including the election of directors of Dell Technologies' subsidiaries (including VMware and its subsidiaries), amendments to Dell Technologies' organizational documents and the approval of significant corporate transactions, including mergers, sales of substantially all of Dell Technologies' assets, distributions of Dell Technologies' assets, the incurrence of indebtedness, and any incurrence of liens on Dell Technologies' assets.
The Dell Technologies board of directors has formed an executive committee of the board consisting entirely of directors designated by the MD stockholders and the SLP stockholders, and has delegated a substantial portion of the power and authority of the Dell Technologies board of directors to the executive committee.
The Dell Technologies board of directors has formed an executive committee of the board consisting entirely of Group II Directors and Group III Directors (none of whom are independent directors), and has delegated a substantial portion of the power and authority of the Dell Technologies board of directors to the executive committee. Among other matters, the executive committee has been delegated the board's power and authority, subject to specified limits, to review and approve, with respect to Dell Technologies and its subsidiaries, acquisitions and dispositions, the annual budget and business plan, the incurrence of indebtedness, entry into material commercial agreements, joint ventures and strategic alliances, and the commencement and settlement of material litigation. In addition, the executive committee acts as the compensation committee of Dell Technologies' board of directors. The interests of the MD stockholders and the SLP stockholders may differ materially from the interests of the holders of Class V Common Stock and Dell Technologies' other stakeholders.

The MD stockholders and the SLP stockholders will be able to continue to strongly influence or effectively control decisions made by the Dell Technologies board of directors even if they own less than 50% of Dell Technologies' combined voting power.

So long as the MD stockholders and the SLP stockholders continue to own a significant amount of Dell Technologies' combined voting power, even if such amount is less than 50%, they will continue to be able to strongly influence or effectively control decisions made by the Dell Technologies board of directors. For example, before an initial public offering of DHI Group Common Stock, so long as the MD stockholders and the SLP stockholders each continue to beneficially own an aggregate number of shares of DHI Group Common Stock equal to 9,818,182 or more shares of DHI Group Common Stock, as adjusted for any stock split, stock dividend, reverse stock split, or similar event, they will be jointly entitled to nominate for election as directors up to three Group I Directors, the MD stockholders will be entitled to nominate for election as directors up to three Group II Directors and the SLP stockholders will be entitled to nominate for election as directors up to three Group III Directors. Following an initial public offering of DHI Group Common Stock, so long as each of the MD stockholders and the SLP stockholders beneficially own at least 5% of all outstanding shares of Dell Technologies stock entitled to vote generally in the election of directors, each of the MD stockholders and the SLP stockholders will be entitled to nominate at least one individual for election to the board, with each of the MD stockholders and the SLP stockholders having the right to nominate a number of directors equal to the percentage of the total voting power for the regular election of directors of Dell Technologies beneficially owned by the MD stockholders or by the SLP stockholders, as the case may be, multiplied by the number of directors then on the Dell Technologies board.
The MD Stockholders, the MSD Partners stockholders, and the SLP stockholders and their respective affiliates may have interests that conflict with your interests or those of Dell Technologies.
In the ordinary course of their business activities, the MD stockholders, the MSD Partners stockholders, and the SLP stockholders and their respective affiliates may engage in activities where their interests conflict with interests of other stockholders or those of the company. The Dell Technologies certificate of incorporation provides that none of the MD stockholders, the MSD Partners stockholders, and the SLP stockholders, any of their respective affiliates or any director who is not employed by Dell Technologies (including any non-employee director who serves as one of Dell Technologies' officers in both his director and officer capacities) or his or her affiliates have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which Dell Technologies operates. The MD stockholders, the MSD Partners stockholders, and the SLP stockholders also may pursue acquisition opportunities that may be complementary to Dell Technologies' business and, as a result, those acquisition opportunities may not be available to Dell Technologies. In addition, such stockholders may have an interest in pursuing acquisitions, divestitures, and other transactions that, in their judgment, could enhance the value of their investment in Dell Technologies, even though such transactions might involve risks to other stockholders.
Dell Technologies is a "controlled company" within the meaning of NYSE rules and, as a result, qualifies for, and relies on, exemptions from certain corporate governance requirements, as a result of which holders of Class V Common Stock do not have the same protections afforded to stockholders of companies that are subject to such requirements.
As of February 3, 2017, for any matter submitted to a vote of the holders of Dell Technologies common stock voting together as a single class, the number of votes to which:

•	holders of Class A Common Stock are entitled represent approximately 72% of the total number of votes to which all holders of Dell Technologies common stock are entitled;

•	holders of Class B Common Stock are entitled represent approximately 24% of the total number of votes to which all holders of Dell Technologies common stock are entitled;

•	holders of Class C Common Stock are entitled represent less than 1% of the total number of votes to which all holders of Dell Technologies common stock are entitled; and

•	holders of Class V Common Stock are entitled represent approximately 4% of the total number of votes to which all holders of Dell Technologies common stock are entitled.

Accordingly, the MD stockholders, the MSD Partners stockholders, and the SLP stockholders control a majority of the combined voting power of all classes of Dell Technologies stock entitled to vote generally in the election of directors.

Dell Technologies is a "controlled company" within the meaning of NYSE rules. Under these rules, a company of which more than 50% of the voting power in the election of directors is held by an individual, group, or another company is a "controlled company" and may elect not to comply with certain corporate governance requirements, including the requirements that, within one year of the date of the listing of the Class V Common Stock:

•	Dell Technologies have a board that is composed of a majority of "independent directors," as defined under the rules of the NYSE;

•	Dell Technologies have a compensation committee that is composed entirely of independent directors; and

•	Dell Technologies have a corporate governance and nominating committee that is composed entirely of independent directors.

Dell Technologies is utilizing these exemptions. As a result, a majority of the directors on the Dell Technologies board of directors are not independent and none of the committees of the Dell Technologies board of directors consists entirely of independent directors, other than the audit committee and the Capital Stock Committee. Accordingly, holders of Class V Common Stock do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

The Dell Technologies certificate of incorporation designates a state court of the State of Delaware or the federal district court for the District of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by Dell Technologies' stockholders, which could limit the ability of the holders of Class V Common Stock to obtain a favorable judicial forum for disputes with Dell Technologies or with directors, officers, or the controlling stockholders of Dell Technologies.

Under the Dell Technologies certificate of incorporation, unless Dell Technologies consents in writing to the selection of an alternative forum, the sole and exclusive forum for (1) any derivative action or proceeding brought on behalf of Dell Technologies, (2) any action asserting a claim of breach of a fiduciary duty owed by any director or officer or stockholder of Dell Technologies to Dell Technologies or Dell Technologies' stockholders, (3) any action asserting a claim against Dell Technologies or any director or officer or stockholder of Dell Technologies arising pursuant to any provision of the Delaware General Corporation Law or Dell Technologies' certificate of incorporation or bylaws, or (4) any action asserting a claim against Dell Technologies or any director or officer or stockholder of Dell Technologies governed by the internal affairs doctrine, will be a state court located within the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware). These provisions of the Dell Technologies certificate of incorporation could limit the ability of the holders of the Class V Common Stock to obtain a favorable judicial forum for disputes with Dell Technologies or with directors, officers or the controlling stockholders of Dell Technologies, which may discourage such lawsuits against Dell Technologies and its directors, officers, and stockholders. Alternatively, if a court were to find these provisions of its constituent documents inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, Dell Technologies may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect its business, financial condition, and results of operations.

Risk Factors Relating to the Class V Common Stock
Holders of Class V Common Stock are common stockholders of Dell Technologies and, therefore, are subject to risks associated with an investment in Dell Technologies as a whole.
Even though Dell Technologies attributes, for financial reporting purposes, all of Dell Technologies' consolidated assets, liabilities, revenue, and expenses to either the DHI Group or the Class V Group in order to determine the DHI Group and Class V Common Stock earnings and earnings per share and to prepare the unaudited financial information for the Class V Group, Dell Technologies retains legal title to all of Dell Technologies' assets, and Dell Technologies' tracking stock capitalization does not limit Dell Technologies' legal responsibility, or that of Dell Technologies' subsidiaries, for their debts and liabilities. The DHI Group generally refers to the direct and indirect interest of Dell Technologies in all of Dell Technologies' business, assets, properties, liabilities, and preferred stock other than those attributable to the Class V Group, as well as its retained interest in the Class V Group equal to approximately 38% of Dell Technologies' economic interest in the Class V Group as of February 3, 2017. The Class V Common Stock is intended to track the economic performance of approximately 62% of Dell Technologies' economic interest in the Class V Group as of February 3, 2017. As of February 3, 2017, the Class V Group consisted of approximately 338 million shares of Class A common stock of VMware held by Dell Technologies. Although Dell Technologies' tracking stock policy provides that reallocations of assets between groups may result in the creation of inter-

group debt or an increase or decrease of the DHI Group's inter-group interest in the Class V Group or in an offsetting reallocation of cash or other assets, Dell Technologies' creditors are not limited by Dell Technologies' tracking stock capitalization from proceeding against any assets against which they could have proceeded if Dell Technologies did not have a tracking stock capitalization. The DHI Group and the Class V Group are not separate legal entities and cannot own assets, and, as a result, holders of Class V Common Stock do not have special legal rights related to specific assets attributed to the Class V Group and, in any liquidation, holders of DHI Group Common Stock and holders of Class V Common Stock will be entitled to their proportionate interests in assets of Dell Technologies after payment or provision for payment of the debts and liabilities of Dell Technologies and payment or provision for payment of any preferential amount due to the holders of any other class or series of stock based on their respective numbers of liquidation units.
The Dell Technologies board of directors may not reallocate assets and liabilities between the DHI Group and the Class V Group without the approval of the Capital Stock Committee, which currently consists solely of independent directors, but any such reallocation of assets and liabilities may make it difficult to assess the future prospects of either group based on its past performance.
The Dell Technologies board of directors may not allocate or reallocate assets and liabilities to one group or the other without the approval of the Capital Stock Committee, which must consist of a majority of independent directors and currently consists solely of independent directors. Any such allocation or reallocation may be made without the approval of any of Dell Technologies' stockholders in accordance with the Dell Technologies tracking stock policy and the Dell Technologies certificate of incorporation. Any such reallocation made by the Dell Technologies board of directors, as well as the existence of the right in and of itself to effect a reallocation, may affect the ability of investors to assess the future prospects of either group, including its liquidity and capital resource needs, based on its past performance. Stockholders also may have difficulty evaluating the liquidity and capital resources of each group based on past performance, as the Dell Technologies board of directors may use one group's liquidity to fund the other group's liquidity and capital expenditure requirements through the use of inter-group loans or other inter-group arrangements.
Any allocation or reallocation of assets and liabilities to one group or the other that results in the Class V Common Stock ceasing to track the performance of the Class A common stock of VMware could result in the delisting of the Class V Common Stock from the NYSE, as discussed below, which would materially adversely affect the liquidity and value of the Class V Common Stock.
The listing standards of the NYSE include certain requirements to maintain the listing of an Equity Investment Tracking Stock, and if the Class V Common Stock were delisted because of the failure to meet any of such requirements, the liquidity and value of the Class V Common Stock would be materially adversely affected.
The NYSE has listing standards for a tracking stock, which the NYSE refers to as an "Equity Investment Tracking Stock," that tracks the performance of an investment by the issuer in the common equity of another company listed on the NYSE, such as VMware. The listing standards of the NYSE provide that the Class V Common Stock could be delisted from the NYSE if:

•	the Class A common stock of VMware ceases to be listed on the NYSE;

•	Dell Technologies ceases to own, directly or indirectly, at least 50% of either the economic interest or the voting power of all of the outstanding classes of common equity of VMware; or

•	the Class V Common Stock ceases to track the performance of the Class A common stock of VMware.
If any of the foregoing conditions were no longer met at any time, the NYSE would determine whether the Class V Common Stock could meet any other applicable initial listing standard in place at that time. If the Class V Common Stock did not qualify for initial listing at that time under another applicable listing standard, the NYSE would commence delisting proceedings. Further, if trading in the Class A common stock of VMware were suspended or delisting proceedings were commenced with respect to such Class A common stock, trading in the Class V Common Stock would be suspended or delisting proceedings would be commenced with respect to the Class V Common Stock at the same time. Any delisting of the Class V Common Stock would materially adversely affect the liquidity and value of the Class V Common Stock.

The market price of Class V Common Stock may not reflect the performance of the Class V Group as Dell Technologies intends.
Dell Technologies cannot make any assurance that the market price of the Class V Common Stock will, in fact, reflect the performance of Dell Technologies' interest in VMware and any other businesses, assets, and liabilities that may be attributed to the Class V Group at any time. Holders of Class V Common Stock will be common stockholders of Dell Technologies as a whole and, as such, will be subject to all risks associated with an investment in Dell Technologies and all of Dell Technologies' businesses, assets, and liabilities, including the approximately $49.4 billion of short-term and long-term indebtedness that Dell Technologies has outstanding as of February 3, 2017. In addition, investors may discount the value of the Class V Common Stock because it is part of a common enterprise rather than of a stand-alone entity. As a result of the characteristics of tracking stocks, tracking stocks often trade at a discount to the estimated value of the assets or businesses they are intended to track.
The market price of Class V Common Stock may be volatile, could fluctuate substantially, and could be affected by factors that do not affect traditional common stock.
Market reaction to the establishment of tracking stocks is unpredictable. The market price of Class V Common Stock may be materially affected by, among other factors:

•	actual or anticipated fluctuations in VMware's operating results or in the operating results of any other businesses attributable to the Class V Group from time to time;

•	potential acquisition activity by Dell Technologies or the companies in which Dell Technologies invests;

•	adverse changes in the credit rating or credit quality of Dell Technologies and its subsidiaries;

•
issuances of additional debt or equity securities to raise capital by Dell Technologies or the companies in which Dell Technologies invests and the manner in which that debt or the proceeds of an equity issuance are attributed to each of the groups;

•	changes in financial estimates by securities analysts regarding Class V Common Stock or the companies attributable to either of Dell Technologies' groups;

•	changes in market valuations of other companies engaged in similar lines of business;

•
the complex nature and the potential difficulties investors may have in understanding the terms of the Class V Common Stock, as well as concerns regarding the possible effect of certain of those terms on an investment in Dell Technologies' stock; and

•	general market conditions.
The market price of Class V Common Stock may fluctuate significantly as a result of these and other factors. The market price of the Class V Common Stock may decline from time to time and you may not be able to sell your shares of Class V Common Stock at an attractive price or at all.
Dell Technologies may not pay dividends equally or at all on the Class V Common Stock.
VMware does not currently pay dividends on its common stock, and any decisions regarding dividends on the VMware common stock would be a decision of VMware's board of directors. Dell Technologies does not presently intend to pay cash dividends on the Class V Common Stock. If VMware were to pay a dividend on the VMware common stock owned by Dell Technologies that is attributable to the Class V Group, Dell Technologies could, but would not be required to, distribute some or all of that amount to the holders of Class V Common Stock. Dell Technologies will have the right to pay dividends on the shares of common stock of each group in equal or unequal amounts, and Dell Technologies may pay dividends on the shares of common stock of one group and not pay dividends on shares of common stock of the other group. In addition, any dividends or distributions on, or repurchases of, shares relating to either group will reduce Dell Technologies' assets legally available to be paid as dividends on the shares relating to the other group.
Dell Technologies' operations are conducted almost entirely through its subsidiaries and its ability to generate cash to make future dividend payments, if any, is highly dependent on the cash flows and the receipt of funds from its subsidiaries via dividends or intercompany loans. To the extent that Dell Technologies determines in the future to pay dividends on the DHI Group Common Stock or the Class V Common Stock, the terms of certain agreements governing Dell Technologies' or its subsidiaries' indebtedness, including the credit agreement governing the revolving credit facility and any credit facilities of VMware, may significantly restrict the ability of Dell Technologies' subsidiaries to pay dividends or otherwise transfer assets to Dell Technologies, as well as the ability of Dell Technologies to pay dividends to holders of its common stock. In addition, Delaware law imposes requirements that may restrict Dell Technologies' ability to pay dividends to holders of its common stock.
Dell Technologies' tracking stock capital structure could create conflicts of interest, and the Dell Technologies board of directors might make decisions that could adversely affect only some holders of Dell Technologies' common stock.
Dell Technologies' tracking stock capital structure could give rise to circumstances in which the interests of holders of stock of one group might diverge or appear to diverge from the interests of holders of stock of the other group. In addition, given the nature of their businesses, there may be inherent conflicts of interests between the DHI Group and the Class V Group. Dell Technologies' groups are not separate entities and thus holders of DHI Group Common Stock and Class V Common Stock will not have the right to elect separate boards of directors. As a result, Dell Technologies' officers and directors owe fiduciary duties to Dell Technologies as a whole and all of Dell Technologies' stockholders as opposed to only holders of a particular group. Decisions deemed to be in the best interest of Dell Technologies and all of Dell Technologies' stockholders may not be in the best interest of a particular group when considered independently, such as:

•	decisions as to the terms of any business relationships that may be created between the DHI Group and the Class V Group or the terms of any reallocations of assets between the groups;

•	decisions as to the allocation of corporate opportunities between the groups, especially where the opportunities might meet the strategic business objectives of both groups;

•	decisions as to operational and financial matters that could be considered detrimental to one group but beneficial to the other;

•
decisions as to the conversion of Class V Common Stock into Class C Common Stock, which the Dell Technologies board of directors may make in its sole discretion, so long as the Class C Common Stock is then traded on a U.S. securities exchange;

•	decisions regarding the increase or decrease of the inter-group interest that the DHI Group may own in the Class V Group from time to time;

•	decisions as to the internal or external financing attributable to businesses or assets attributed to either of Dell Technologies' groups;

•	decisions as to the dispositions of assets of either of Dell Technologies' groups; and

•	decisions as to the payment of dividends on the stock relating to either of Dell Technologies' groups.
Ownership of DHI Group Common Stock and Class V Common Stock by Dell Technologies' directors or officers may create or appear to create conflicts of interest.
With the exception of the three independent directors who serve as Group I Directors (whose equity compensation by Dell Technologies must be approximately half in the form of Class V Common Stock or options to acquire Class V Common Stock based on value at the time of grant), it is expected that all or substantially all of the direct and indirect equity ownership in Dell Technologies of Dell Technologies' directors and officers will consist of DHI Group Common Stock. Such ownership of DHI Group Common Stock by Dell Technologies' directors and officers could create or appear to create conflicts of interest when they are faced with decisions that could have different implications for the holders of DHI Group Common Stock or Class V Common Stock.

The Dell Technologies board of directors may not change the Dell Technologies tracking stock policy without the approval of the Capital Stock Committee, which currently consists solely of independent directors, but any such change may be made to the detriment of either group without stockholder approval.
The Dell Technologies board of directors has adopted the Dell Technologies tracking stock policy described in this report to serve as guidelines in making decisions regarding the relationships between the DHI Group and the Class V Group with respect to matters such as tax liabilities and benefits, inter-group debt, inter-group interests, allocation and reallocation of assets, financing alternatives, corporate opportunities, payment of dividends, and similar items. These policies also set forth the initial allocation of Dell Technologies' businesses, assets, and liabilities between them. These policies are not included in the Dell Technologies certificate of incorporation. The Dell Technologies board of directors may not change or make exceptions to these policies without the approval of the Capital Stock Committee, which must consist of a majority of independent directors and which currently consists solely of independent directors. Because these policies relate to matters concerning the day-to-day management of Dell Technologies as opposed to significant corporate actions, such as a merger involving Dell Technologies or a sale of substantially all of Dell Technologies' assets, no stockholder approval is required with respect to their adoption or amendment. A decision to change, or make exceptions to, these policies or adopt additional policies could disadvantage one group while advantaging the other.
Holders of shares of stock relating to a particular group may not have any remedies if any action by Dell Technologies' directors or officers has an adverse effect on only that stock.
Principles of Delaware law and the provisions of the Dell Technologies certificate of incorporation may protect decisions of the Dell Technologies board of directors that have a disparate impact upon holders of shares of stock relating to a particular group. Under Delaware law, the Dell Technologies board of directors has a duty to act with due care and in the best interests of all stockholders. Principles of Delaware law established in cases involving differing treatment of multiple classes or series of stock provide that, subject to any applicable provisions of the corporation's certificate of incorporation, a board of directors owes an equal duty to all stockholders and does not have separate or additional duties to holders of any class or series of stock. Judicial opinions in Delaware involving tracking stocks have established that decisions by directors or officers involving differing treatment of holders of tracking stocks may be judged under the business judgment rule. In some circumstances, Dell Technologies' directors or officers may be required to make a decision that is viewed as adverse to the holders of shares relating to a particular group. Under the principles of Delaware law and the business judgment rule referred to above, Dell Technologies stockholders may not be able to successfully challenge decisions they believe have a disparate impact upon the stockholders of one of Dell Technologies' groups if a majority of the Dell Technologies board of directors is disinterested and independent with respect to the action taken, is adequately informed with respect to the action taken and acts in good faith and in the honest belief that the Dell Technologies board of directors is acting in the best interest of Dell Technologies and all of Dell Technologies' stockholders.
Dell Technologies may dispose of assets of the Class V Group without the approval of holders of the Class V Common Stock.
Delaware law requires stockholder approval only for a sale or other disposition of all or substantially all of the assets of Dell Technologies taken as a whole, and the Dell Technologies certificate of incorporation does not require a separate class vote in the case of a sale of a significant amount of assets attributed to any of Dell Technologies' groups. As long as the assets attributed to the Class V Group proposed to be disposed of represent less than substantially all of Dell Technologies' assets, Dell Technologies may approve sales and other dispositions of any amount of the assets attributed to such group without any stockholder approval.

If Dell Technologies disposes of all or substantially all of the assets attributed to the Class V Group (which means, for this purpose, assets representing 80% of the fair value of the total assets of the Class V Group as of such date, as determined by the Dell Technologies board of directors), Dell Technologies would be required, if the disposition is not an excluded transaction under the terms of the Dell Technologies certificate of incorporation, to choose one or more of the following three alternatives:

•	declare and pay a dividend on the Class V Common Stock;

•	redeem shares of the Class V Common Stock in exchange for cash, securities or other property; or

•	so long as the Class C Common Stock is then traded on a U.S. securities exchange, convert all or a portion of the outstanding Class V Common Stock into Class C Common Stock.

In this type of a transaction, holders of the Class V Common Stock may receive less value than the value that a third-party buyer might pay for all or substantially all of the assets of the Class V Group.
The Dell Technologies board of directors will decide, in its sole discretion, how to proceed and is not required to select the option that would result in the highest value to holders of any group of Dell Technologies' common stock.
Holders of Class V Common Stock may receive less consideration upon a sale of the assets attributed to the Class V Group than if such group were a separate company.
If the Class V Group were a separate, independent company and its shares were acquired by another person, certain costs of that sale, including corporate level taxes, might not be payable in connection with that acquisition. As a result, stockholders of a separate, independent company with the same assets might receive a greater amount of proceeds than the holders of Class V Common Stock would receive upon a sale of all or substantially all of the assets of the Class V Group. In addition, in the event of such a sale, the per share consideration to be paid to holders of Class V Common Stock may not be equal to or more than the per share value before or after the announcement of a sale of all or substantially all of the assets of the Class V Group. Further, there is no requirement that the consideration paid be tax-free to the holders of Class V Common Stock. Accordingly, if Dell Technologies sells all or substantially all of the assets attributed to the Class V Group, the value of Dell Technologies' stockholders' investment in Dell Technologies could decrease.

In the event of a liquidation of Dell Technologies, holders of Class V Common Stock will not have a priority with respect to the assets attributed to the Class V Group remaining for distribution to stockholders.
Under the Dell Technologies certificate of incorporation, upon Dell Technologies' liquidation, dissolution, or winding-up, holders of the Class V Common Stock will be entitled to receive, in respect of their shares of such stock, their proportionate interest in all of Dell Technologies' assets, if any, remaining for distribution to holders of common stock in proportion to their respective number of "liquidation units" per share. Relative liquidation units will be based on the volume-weighted average price of the Class V Common Stock over the period of ten trading days commencing shortly after the initial filing of the Dell Technologies certificate of incorporation and the determination of the Dell Technologies board of directors of the value of the DHI Group Common Stock at such time. Hence, the assets to be distributed to a holder of Class V Common Stock upon a liquidation, dissolution, or winding-up of Dell Technologies will not be linked to the relative value of the assets attributed to the Class V Group at that time or to changes in the relative value of the DHI Group Common Stock and the Class V Common Stock over time.
The Dell Technologies board of directors in its sole discretion may elect to convert the Class V Common Stock into Class C Common Stock, thereby changing the nature of the investment.
The Dell Technologies certificate of incorporation permits the Dell Technologies board of directors, in its sole discretion, to convert all of the outstanding shares of Class V Common Stock into Class C Common Stock at such time as the Class C Common Stock is already traded on a U.S. securities exchange and the shares are converted at a ratio that provides the stockholders of the Class V Common Stock with the applicable conversion premium to which they are entitled. A conversion would preclude the holders of Class V Common Stock from retaining their investment in a security that is intended to reflect separately the performance of the Class V Group. Dell Technologies cannot predict the impact on the market value of Dell Technologies' stock of (1) the Dell Technologies board of directors' ability to effect any such conversion or (2) the exercise of this conversion right by Dell Technologies.
If Dell Technologies exercises its option to convert all outstanding shares of Class V Common Stock into shares of Class C Common Stock, such conversion would effectively eliminate Dell Technologies' tracking stock structure because, upon conversion, the holders of Class V Common Stock would hold one of four series of DHI Group Common Stock, none of which, after such conversion, would be intended to track the performance of any distinct tracking groups. Upon any such conversion, for example, holders would no longer have special class voting rights or be subject to certain redemption or conversion provisions related to the Class V Group. In addition, there would no longer be a Capital Stock Committee or a tracking stock policy.
Holders of DHI Group Common Stock and Class V Common Stock generally vote together and holders of Class V Common Stock have limited separate voting rights.
Holders of DHI Group Common Stock and Class V Common Stock vote together as a single class, except in certain limited circumstances prescribed by the Dell Technologies certificate of incorporation and under Delaware law. Each share of Class V

Common Stock and Class C Common Stock has one vote per share. Each share of Class A Common Stock and Class B Common Stock has ten votes per share. Holders of Class D Common Stock do not vote on any matters except to the extent required under Delaware law. In addition, the Group II Directors are elected solely by the holders of Class A Common Stock voting as a separate class and the Group III Directors are elected solely by the holders of Class B Common Stock voting as a separate class.
As of February 3, 2017, the number of votes to which holders of Class V Common Stock are entitled represent approximately 4% of the total number of votes to which all holders of Dell Technologies common stock are entitled, the number of votes to which holders of Class A Common Stock are entitled represent approximately 72% of the total number of votes to which all holders of Dell Technologies common stock are entitled, the number of votes to which holders of Class B Common Stock are entitled represent approximately 24% of the total number of votes to which all holders of Dell Technologies common stock are entitled, and the number of votes to which holders of Class C Common Stock are entitled represent less than 1% of the total number of votes to which all holders of Dell Technologies common stock are entitled. As a result, when holders of DHI Group Common Stock and Class V Common Stock vote together as a single class, holders of DHI Group Common Stock will be in a position to control the outcome of the vote even if the matter involves a conflict of interest among Dell Technologies' stockholders or has a greater impact on one group than the other.
Certain restrictions provided in the Dell Technologies certificate of incorporation will lapse on the two-year anniversary of the closing of the EMC merger transaction, which would allow Dell Technologies to cause VMware Class A common stock to cease to be publicly listed and would prevent investors who may view the market price of VMware Class A common stock as relevant to a valuation of the VMware business from accessing sale information.
Certain restrictions in the Dell Technologies certificate of incorporation prohibit Dell Technologies from acquiring shares of VMware common stock for two years in circumstances in which the VMware Class A common stock would cease to be listed on a U.S. national securities exchange, subject to certain exceptions related to tax consolidation. While investors may view the market price of VMware Class A common stock as relevant to a valuation of the VMware business, the Class V Common Stock and the VMware Class A common stock have different characteristics, which Dell Technologies believes may affect their respective market prices in distinct ways. If Dell Technologies determined to take such actions following the expiration of such restrictions in the Dell Technologies certificate of incorporation and the VMware Class A common stock ceased to trade publicly, such action could cause the Class V Common Stock to be delisted from the NYSE, as discussed above, which would materially adversely affect the liquidity and value of the Class V Common Stock.
Holders of Class V Common Stock may not benefit from any potential premiums paid to the public holders of VMware Class A common stock.
Dell Technologies or other persons may choose to purchase shares of VMware Class A common stock at a premium, and holders of Class V Common Stock would not be entitled to a similar premium for their shares of Class V Common Stock in such circumstances.
Dell Technologies' capital structure, as well as the fact that the Class V Group is not an independent company, may inhibit or prevent acquisition bids for the Class V Group and may make it difficult for a third party to acquire Dell Technologies, even if doing so may be beneficial to Dell Technologies' stockholders.
If the Class V Group were a separate, independent company, any person interested in acquiring the Class V Group without negotiating with management could seek control of the group by obtaining control of its outstanding voting stock by means of a tender offer or a proxy contest. Although Dell Technologies intends the Class V Common Stock to reflect the separate economic performance of the Class V Group, the group is not a separate entity and a person interested in acquiring only the Class V Group without negotiation with Dell Technologies' management could obtain control of the group only by obtaining control of a majority in voting power of all of the outstanding shares of common stock of Dell Technologies. Even if the MD stockholders, the MSD Partners stockholders, and the SLP stockholders approved such an acquisition, the existence of shares of common stock relating to different groups could present complexities and in certain circumstances pose obstacles, financial and otherwise, to an acquiring person that are not present in companies that do not have capital structures similar to the Dell Technologies capital structure.
Certain provisions of the Dell Technologies certificate of incorporation and the Dell Technologies bylaws may discourage, delay or prevent a change in control of Dell Technologies that a stockholder may consider favorable. These provisions include:

•	limiting who may call special meetings of stockholders;

•	establishing advance notice requirements for nominations of candidates for election to the Dell Technologies board of directors; and

•
the existence of authorized and unissued stock, including "blank check" preferred stock, which could be issued by the Dell Technologies board of directors without approval of the holders of Dell Technologies common stock to persons friendly to Dell Technologies' then-current management, thereby protecting the continuity of Dell Technologies' management, or which could be used to dilute the stock ownership of persons seeking to obtain control of Dell Technologies.

 Further, as a Delaware corporation, Dell Technologies is subject to provisions of Delaware law that may deter a takeover attempt that its stockholders may find beneficial. These anti-takeover provisions and other provisions under Delaware law could discourage, delay, or prevent a transaction involving a change in control of Dell Technologies, including actions that its stockholders may deem advantageous, or negatively affect the trading price of its common stock, including the Class V Common Stock. These provisions also could discourage proxy contests and make it more difficult for Dell Technologies' stockholders to elect directors of their choosing and to cause Dell Technologies to take other corporate actions that may be desired by its stockholders.
The Dell Technologies board of directors is authorized to issue and designate shares of preferred stock in additional series without stockholder approval.
The Dell Technologies certificate of incorporation authorizes the Dell Technologies board of directors, without the approval of its stockholders, to issue 1 million shares of preferred stock, subject to limitations prescribed by applicable law, rules, and regulations, and the provisions of the Dell Technologies certificate of incorporation, as shares of preferred stock in series, to establish from time to time the number of shares to be included in each such series and to fix the designation, powers, preferences, and rights of the shares of each such series and the qualifications, limitations, or restrictions thereof. The powers, preferences and rights of these additional series of preferred stock may be senior to or on parity with Dell Technologies' classes of common stock, including the Class V Common Stock, which may reduce the value of the Class V Common Stock.
Future sales, or the perception of future sales, by Dell Technologies or holders of Class V Common Stock in the public market could cause the market price for the Class V Common Stock to decline.
The sale of substantial amounts of shares of the Class V Common Stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of the Class V Common Stock. These sales, or the possibility that these sales may occur, also might make it more difficult for Dell Technologies to sell equity securities in the future at a time and at a price that it deems appropriate.

ITEM 1B — UNRESOLVED STAFF COMMENTS

None.

ITEM 2 — PROPERTIES
Our principal executive offices and global headquarters are located at One Dell Way, Round Rock, Texas.

As of February 3, 2017, we owned or leased a total of approximately 32.6 million square feet of office, manufacturing, and warehouse space worldwide, approximately 16.8 million square feet of which is located in the United States. Approximately 45% of this space was owned, and the remaining 55% was leased. These amounts include in these amounts are approximately 2.3 million square feet of space that was either vacant or sublet.

As of February 3, 2017, our business centers, which include facilities that contain operations for sales, technical support, administrative, and support functions, occupy approximately 16.6 million square feet of space, of which we owned approximately 30%. At the same date, our manufacturing operations occupied approximately 4.3 million square feet of manufacturing space, of which Dell Technologies owned approximately 95%. In addition, as of February 3, 2017, our research and development centers were housed in approximately 9.4 million square feet of space, of which we owned approximately 47%.

Dell Technologies believes that its existing properties are suitable and adequate for its current needs and that it can readily meet its requirements for additional space at competitive rates by extending expiring leases or by finding alternative space.

Because of the interrelation of the products and services offered in each of our segments, we generally do not designate our properties to any segment. With limited exceptions, each property is used at least in part by all of our segments, and we retain the flexibility to make future use of each of the properties available to each of the segments. Of our properties, approximately 4.4 million square feet of space that houses executive and administrative offices, research and development, sales and marketing functions, and data centers are used solely by our VMware segment.

As we continue the integration of the EMC acquired businesses, we will seek to maximize the efficiency of our operations and the utilization of our properties.

ITEM 3 — LEGAL PROCEEDINGS
The information required by this item is incorporated herein by reference to the information set forth under the caption "Legal Matters" in Note 13 of the Notes to the Consolidated Financial Statements included in "Part II — Item 8 — Financial Statements and Supplementary Data."

ITEM 4 — MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 — MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Class V Common Stock

Our Class V Common Stock is listed on the New York Stock Exchange ("NYSE") under the ticker symbol DVMT. The following table sets forth information regarding the high and low sales prices of shares of our Class V Common Stock for the period from September 7, 2016, the date on which our Class V Common Stock began trading on the NYSE, through February 3, 2017.

	Class V Common Stock
	High	Low
Fiscal year ended February 3, 2017
Third quarter (from September 7, 2016)	$50.89	$45.02
Fourth quarter	$64.64	$48.19

There is no public market for our Class A Common Stock, our Class B Common Stock, or our Class C Common Stock. No shares of our Class D Common Stock were outstanding as of February 3, 2017.

Holders

As of March 27, 2017, there were 4,183 holders of record of our Class V Common Stock, 41 holders of record of our Class A Common Stock, five holders of record of our Class B Common Stock, and 42 holders of record of our Class C Common Stock. The number of record holders does not include individuals or entities that beneficially own shares of any class of our common stock, but whose shares are held of record by a broker, bank, or other nominee.

Dividends

Subsequent to the listing of our Class V Common Stock on the NYSE on September 7, 2016, we have not paid or declared cash dividends on our common stock. We do not currently intend to pay cash dividends on our common stock in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors and will depend upon our results of operations, financial condition and business prospects, limitations on the payment of dividends under our certificate of incorporation, the terms of our indebtedness and applicable law, and such other factors as our board of directors may deem relevant. For information about restrictions on our ability to pay cash dividends on the common stock, see "Part I — Item 1A — Risk Factors — Risk Factors Relating to the Class V Common Stock — Dell Technologies may not pay dividends equally or at all on the Class V Common Stock."

Sales of Unregistered Securities

From October 29, 2016 through February 3, 2017, we issued to certain employees a total of 100,830 shares of our Class C Common Stock for an aggregate purchase price of approximately $1 million pursuant to exercises of stock options granted under the Dell Technologies Inc. 2013 Stock Incentive Plan, which was adopted on September 7, 2016 as an amendment and restatement of the Denali Holding Inc. 2013 Stock Incentive Plan, the Dell Technologies Inc. 2012 Long-Term Incentive Plan, which was adopted on September 7, 2016 as an amendment and restatement of the Dell Inc. 2012 Long-Term Incentive Plan, and the Dell Inc. Amended and Restated 2002 Long-Term Plan. During the same period, we also issued 33,393 shares of our Class A Common Stock with an aggregate value of approximately $1 million upon the vesting of restricted stock units granted pursuant to awards under the Dell Technologies Inc. 2012 Long-Term Incentive Plan. The foregoing transactions were effected in reliance on the exemption from registration under the Securities Act of 1933 (the "Securities Act") afforded by Rule 701 thereunder as transactions pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule.

In November, 2016, we issued to certain existing stockholders of Dell Technologies a total of 636,262 shares of our Class A Common Stock for an aggregate purchase price of approximately $17 million. The shares were issued in a non-public offering in reliance on the exemption from registration under the Securities Act afforded by Section 4(a)(2) of the Securities Act and

Regulation D thereunder. Each investor represented to us that such investor was an "accredited investor" as defined in Rule 501(a) under the Securities Act, was not acquiring our Class A Common Stock with a view to or for sale in connection with any distribution thereof within the meaning of the Securities Act, and received and had access to adequate information about our company. The shares issued in this non-public offering are subject to restrictions on transfer.

Purchases of Equity Securities

On September 7, 2016, our board of directors approved a stock repurchase program (the "DHI Group Repurchase Program") that authorizes us to use assets of the DHI Group to repurchase up to $1.0 billion of shares of our Class V Common Stock over a two-year period beginning on September 7, 2016. On December 13, 2016, our board of directors approved the suspension of the DHI Group Repurchase Program until such time as the board of directors authorizes the reinstatement of that program. On the same date, our board of directors approved a stock repurchase program (the "Class V Group Repurchase Program") that authorizes us to use assets of the Class V Group to repurchase up to $500 million of shares of our Class V Common Stock over a period of six months. We may repurchase shares under the two programs through open market purchases, block trades, or accelerated or other structured share repurchase programs. The following table sets forth information regarding our repurchases of shares of Class V Common Stock during the fourth quarter of Fiscal 2017 and the remaining authorized amount of future repurchases under the programs.

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in millions, except average price paid per share)
Repurchases from October 29, 2016 to November 25, 2016	3	$49.61	3	$676
Repurchases from November 26, 2016 to December 30, 2016 (a) (b)	1	$56.10	1	$1,103
Repurchases from December 31, 2016 to February 3, 2017	6	$59.06	6	$758
Total	10	$55.76	10
____________________

(a)
As described above, on December 13, 2016, our board of directors approved suspension of the previously authorized DHI Group Repurchase Program announced on September 7, 2016, under which we are authorized to repurchase up to $1.0 billion shares of Class V Common Stock over a period of two years using assets of the DHI Group. At the time of this program's suspension, $324 million of our Class V Common Stock had been repurchased and $676 million of our Class V Common Stock remained authorized for repurchase under the program.

(b)
As described above, on December 13, 2016, our board of directors approved the Class V Group Repurchase Program, under which we are authorized to repurchase up to $500 million shares of Class V Common Stock over a period of six months using assets of the Class V Group. As of February 3, 2017, $418 million of our Class V Common Stock had been repurchased and $82 million of our Class V Common Stock remained authorized for repurchase under the program.

Stock Performance Graph

The following graph compares the cumulative total return on our Class V Common Stock for the period of September 7, 2016, the date on which our Class V Common Stock began trading on the NYSE, through February 3, 2017 with the total return over the same period on the S&P 500 Index and the S&P Systems Software Index. The graph assumes that $100 was invested on September 7, 2016 in the Class V Common Stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. The comparisons in the graph are based on historical data and are not necessarily indicative of the future price performance of the Class V Common Stock.

	Base Period
	September 7, 2016	October 28, 2016	February 3, 2017
Class V Common Stock	$100.00	$101.81	$134.06
S&P 500	$100.00	$97.49	$105.94
S&P 500 Systems Software Index	$100.00	$101.28	$108.32

The preceding stock performance graph shall not be deemed to be incorporated by reference by means of any general statement incorporating by reference this annual report on Form 10-K into any filing under the Securities Act or the Securities Exchange Act of 1934, except to the extent that Dell Technologies specifically incorporates such information by reference, and shall not otherwise be deemed filed under such Acts.

ITEM 6 — SELECTED FINANCIAL DATA

The following selected consolidated financial data for our company should be read in conjunction with "Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II — Item 8 — Financial Statements and Supplementary Data." Consolidated results of operations and cash flow data for the fiscal years ended February 3, 2017, January 29, 2016, and January 30, 3015 and balance sheet data as of February 3, 2017 and January 29, 2016 have been derived from our audited consolidated financial statements included in "Part II — Item 8 — Financial Statements and Supplementary Data." Consolidated results of operations and cash flow data for the period from October 29, 2013 to January 31, 2014 and the period from February 2, 2013 to October 28, 2013 and balance sheet data as of January 30, 2015 have been derived from our audited consolidated financial statements included in the proxy statement/prospectus dated June 6, 2016, forming part of our registration statement on Form S-4 (Registration No. 333-208524) filed with the SEC, which are not included or incorporated by reference herein.  The consolidated balance sheet data as of January 31, 2014 have been derived from our audited consolidated financial statements for the fiscal year then ended, which are not included or incorporated by reference herein. The consolidated balance sheet data as of February 1, 2013 and the results of operations and cash flow data for the fiscal year ended February 1, 2013 have been derived from Dell Inc.'s audited consolidated financial statements included in Dell Inc.'s annual report on Form 10-K for the fiscal year ended February 1, 2013 filed with the SEC, which are not included or incorporated by reference herein. As discussed further below, for all periods preceding the fiscal year ended January 30, 2015 ("Fiscal 2015"), the financial results are not reflective of discontinued operations.

DHI Group and Class V Group

Dell Technologies has two groups of common stock, denoted as the DHI Group Common Stock and the Class V Common Stock. The DHI Group Common Stock consists of four classes of common stock, referred to as Class A Common Stock, Class B Common Stock, Class C Common Stock, and Class D Common Stock. The DHI Group generally refers to the direct and indirect interest of Dell Technologies in all of Dell Technologies' business, assets, properties, liabilities, and preferred stock other than those attributable to the Class V Group, as well as its retained interest in the Class V Group equal to approximately 38% of Dell Technologies' economic interest in the Class V Group as of February 3, 2017. The Class V Common Stock is intended to track the economic performance of approximately 62% of Dell Technologies' economic interest in the Class V Group as of such date. As of February 3, 2017, the Class V Group consisted of approximately 338 million shares of Class A common stock of VMware held by Dell Technologies. See Note 18 of the Notes to the Consolidated Financial Statements included in this report and Exhibit 99.1 filed with this report for more information regarding the allocation of earnings from Dell Technologies' interest in VMware between the DHI Group and the Class V Common Stock.

Basis of Presentation

Divestitures — On March 27, 2016, Dell entered into a definitive agreement with NTT Data International L.L.C. to divest substantially all of Dell Services. On November 2, 2016, the parties closed substantially all of the transaction. On June 19, 2016, Dell entered into a definitive agreement with Francisco Partners and Elliot Management Corporation to divest substantially all of Dell Software Group ("DSG"). On October 31, 2016, the parties closed the transaction. On September 12, 2016, EMC entered into a definitive agreement with OpenText Corporation to divest the Dell EMC Enterprise Content Division ("ECD"). On January 23, 2017, the parties closed the transaction. In accordance with applicable accounting guidance, the results of Dell Services, DSG, and ECD, as well as the related gains or losses on sale, are presented as discontinued operations in the Condensed Consolidated Statements of Income (Loss) for the fiscal years ended February 3, 2017, January 29, 2016, and January 30, 2015 and, as such, have been excluded from continuing operations in the selected financial data presented below for those periods, except as otherwise indicated. Dell Technologies believes presenting Dell Services and the Dell Software Group as discontinued operations for periods preceding the fiscal year ended January 30, 2015 ("Fiscal 2015") is not material to understanding the results of operations and trends of Dell Technologies and is not relevant to the holders of the Class V Common Stock, which is intended to track the performance of a portion of Dell Technologies' economic interest in VMware, a majority-owned consolidated subsidiary of EMC, subsequent to the closing of the EMC merger transaction. In this regard, the performance of the Class V Common Stock is not affected by the operations of Dell Technologies prior to the consummation of the EMC merger transaction, as Dell Technologies did not acquire EMC's investment in VMware until the completion of the EMC merger transaction on September 7, 2016. See Note 4 of the Notes to the Consolidated Financial Statements included in this report for additional information on divestitures.

Going Private Transaction — On October 29, 2013, Dell Technologies acquired Dell in a transaction referred to as the going-private transaction. For the purposes of the consolidated financial data included in this report, periods prior to October 29, 2013 reflect the financial position, results of operations, and changes in financial position of Dell and its consolidated subsidiaries prior to the going-private transaction, referred to as the Predecessor, and periods beginning on or after October 29, 2013 reflect the financial position, results of operations, and changes in financial position of Dell Technologies Inc. and its consolidated subsidiaries as a result of the going-private transaction, referred to as the Successor. As a result of the going-private transaction, the results of operations and financial position of the Predecessor and Successor are not directly comparable.

	Successor
	Fiscal Year Ended February 3, 2017 (a)	Fiscal Year Ended January 29, 2016	Fiscal Year Ended January 30, 2015
	(in millions, except per share data)
Results of Operations and Cash Flow Data:
Net revenue	$61,642	$50,911	$54,142
Gross margin	$12,959	$8,387	$8,896
Operating loss	$(3,252)	$(514)	$(316)
Loss from continuing operations before income taxes	$(5,356)	$(1,286)	$(1,215)
Loss from continuing operations	$(3,737)	$(1,168)	$(1,108)
Earnings (loss) per share attributable to Dell Technologies Inc.:
Continuing operations - Class V Common Stock - basic	$1.44	$—	$—
Continuing operations - DHI Group - basic	$(8.52)	$(2.88)	$(2.74)
Continuing operations - Class V Common Stock - diluted	$1.43	$—	$—
Continuing operations - DHI Group - diluted	$(8.52)	$(2.88)	$(2.74)
Number of weighted-average shares outstanding:
Class V Common Stock - basic	217	—	—
DHI Group - basic	470	405	404
Class V Common Stock - diluted	217	—	—
DHI Group - diluted	470	405	404
Net cash provided by operating activities	$2,222	$2,162	$2,551
____________________

(a)	The fiscal year ended February 3, 2017 included 53 weeks.

	Successor	Predecessor
	October 29, 2013 to January 31, 2014	February 2, 2013 to October 28, 2013	Fiscal Year Ended February 1, 2013
	(in millions, except per share data)
Results of Operations and Cash Flow Data (a):
Net revenue	$14,075	$42,302	$56,940
Gross margin	$1,393	$7,991	$12,186
Operating income (loss)	$(1,798)	$518	$3,012
Income (loss) before income taxes	$(2,002)	$320	$2,841
Net income (loss)	$(1,612)	$(93)	$2,372
Earnings (loss) per common share:
Basic	$(4.06)	$(0.05)	$1.36
Diluted	$(4.06)	$(0.05)	$1.35
Number of weighted-average shares outstanding:
Basic	397	1,755	1,745
Diluted	397	1,755	1,755
Net cash provided by operating activities	$1,082	$1,604	$3,283
____________________
(a) Results of operations for the periods presented in the table above have not been reclassified to present the divested businesses as discontinued operations.

	Successor				Predecessor
	February 3, 2017	January 29, 2016	January 30, 2015	January 31, 2014	February 1, 2013
	(in millions)
Balance Sheet Data:
Cash and cash equivalents (a)	$9,474	$6,322	$5,398	$6,449	$12,569
Total assets	$118,206	$45,122	$48,029	$51,153	$47,540
Short-term debt	$6,329	$2,981	$2,920	$3,063	$3,843
Long-term debt	$43,061	$10,650	$11,071	$14,352	$5,242
Total Dell Technologies Inc. stockholders' equity (b)	$13,243	$1,466	$2,904	$4,014	$10,680
____________________
(a) Cash and cash equivalents as of January 31, 2014 and February 1, 2013 has not been adjusted to present the cash and cash equivalents of the divested businesses as held for sale.
(b) Total Dell Technologies Inc. stockholders' equity as of February 1, 2013 represents the total stockholders' equity of Dell Inc.

ITEM 7 — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

This management's discussion and analysis should be read in conjunction with the Consolidated Financial Statements and accompanying Notes included in this annual report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs, and that are subject to numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied in any forward-looking statements.

Unless otherwise indicated, all results presented are prepared in a manner that complies, in all material respects, with accounting principles generally accepted in the United States of America ("GAAP"). Additionally, unless otherwise indicated, all changes identified for the current-period results represent comparisons to results for the prior corresponding fiscal period.

Our fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. We refer to our fiscal years ended February 3, 2017, January 29, 2016, and January 30, 2015 as "Fiscal 2017," "Fiscal 2016," and "Fiscal 2015," respectively. Fiscal 2016 and Fiscal 2015 included 52 weeks. Fiscal 2017 included 53 weeks, with the extra week included in the fourth quarter of Fiscal 2017.

On September 7, 2016, we completed our acquisition by merger of EMC Corporation. The consolidated results of EMC are included in Dell Technologies' consolidated results for the Fiscal 2017 periods presented. Revenues of approximately $9.2 billion and net loss of approximately $2.1 billion attributable to EMC were included in the Consolidated Statements of Income (Loss) for the period from September 7, 2016 through February 3, 2017.

During Fiscal 2017, we closed the Dell Services, DSG, and ECD divestiture transactions. We received total cash consideration of approximately $7.0 billion from the divestitures and recorded a gain on sale, net of tax, of approximately $1.9 billion. Accordingly, the results of operations of Dell Services, DSG, and ECD, as well as the related gains or losses on sale, have been excluded from the results of continuing operations in the periods presented in this management's discussion and analysis, except as otherwise indicated.

INTRODUCTION

Dell Technologies is a strategically aligned family of businesses that brings together the entire infrastructure from hardware to software to services — from the edge to the data center to the cloud. Dell Technologies is a leader in the traditional technology of today and a leader in the cloud-native infrastructure of tomorrow. We are a leading provider of scalable IT solutions enabling customers to be more efficient, mobile, informed, and secure. Through our recent combination with EMC, Dell Technologies now encompasses the businesses of Dell, which includes our Client Solutions Group, Dell EMC, which includes our Infrastructure Solutions Group, VMware, Pivotal, RSA, and SecureWorks. We are focused on providing technology solutions and services that accelerate digital transformation. We believe technology exists to drive human progress on a global scale — to create new markets, reshape industries, and improve lives. We are positioned to help customers of any size build the essential infrastructure to modernize IT and enable digital business, and are differentiated by our practical innovation and efficient, simple, and affordable solutions.

Dell Technologies is committed to our customers. We believe our products, solutions, and services will help power digital transformation. As we innovate to make our customers' existing IT increasingly productive, we help them reinvest their savings into the next generation of technologies that they need to succeed in the digital economy. Our next-generation solutions which enable digital transformation include software-defined data centers, all flash arrays, hybrid cloud, converged and hyper-converged infrastructure, mobile, and security solutions. In addition, our extended warranty and delivery offerings, and software and peripherals, which are closely tied to the sale of our hardware products, are important value differentiators that we are able to offer our customers.

We believe the combined strength of Dell and EMC will benefit our customers through complementary product portfolios, sales teams, and research and development strategies. We are actively working on the integration of EMC acquired businesses, including developing a combined go-to-market strategy. During this period of transition and integration, we remain focused on supporting our customers with outstanding solutions, products, and services. We will continue our focus on building superior customer relationships through our direct model and our network of channel partners, which includes value-added resellers, system integrators, distributors, and retailers. We also will continue investing in strategic solutions and enhancing our go-to-market sales and marketing capabilities as we seek to create a leading global technology company poised for long-term sustainable growth and innovation.

As we stay focused on our customers, we will pursue the following strategic initiatives:

•	To extend our market leading position through our Client and Infrastructure Solutions Groups offerings

•	To grow our strong position in IT infrastructure for cloud-native workloads, both on- and off-premises

•	To innovate with winning technology that spans and unites on- and off-premises applications and infrastructure and that enables workforce transformation required by our customers

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

Products and Services

We design, develop, manufacture, market, sell and support a wide range of products and services. We are organized into the following business units, which are our reportable segments: Client Solutions Group; Infrastructure Solutions Group; and VMware. Due to our divestitures of Dell Services, Dell Software Group, and Dell EMC Enterprise Content Division, the results of these businesses, as well as the related gains or losses on sale, have been excluded from this management's discussion and analysis for all periods presented, except as otherwise indicated. See "Divestitures" below for more information regarding the sale of Dell Services, Dell Software Group, and ECD.

•
Client Solutions Group (CSG) — Offerings by CSG (formerly referred to as Client Solutions) include branded hardware, such as desktop PCs, notebooks, and tablets, and branded peripherals, such as monitors, printers, and projectors. CSG also offers attached software, peripherals and services, including support and deployment, configuration, and extended warranty services.

Approximately 50% of CSG revenue is generated by sales to customers in the Americas, with the remaining portion derived from sales to customers in EMEA and APJ.

•
Infrastructure Solutions Group (ISG) — EMC's Information Storage segment and our existing Enterprise Solutions Group were merged to create the Infrastructure Solutions Group, or ISG. The comprehensive portfolio of advanced storage solutions includes traditional storage solutions as well as next-generation storage solutions (including all flash arrays, scale-out file and object platforms). The server portfolio includes high-performance rack, blade, tower, and hyperscale servers. The networking portfolio will help our business customers transform and modernize their infrastructure, mobilize and enrich end-user experiences, and accelerate business applications and processes. Similar to CSG, ISG also offers attached software, peripherals, and services, including support and deployment, configuration, and extended warranty services.

Approximately 50% of ISG revenue is generated by sales to customers in the Americas, with the remaining portion derived from sales to customers in EMEA and APJ.

•
VMware — The VMware reportable segment ("VMware") reflects the operations of VMware, Inc. (NYSE: VMW) within Dell Technologies. See Exhibit 99.1 filed with this report for further details on the differences between VMware reportable segment results and VMware, Inc. results.

VMware is a leader in virtualization and cloud infrastructure solutions, which enable organizations to manage IT resources across complex multi-cloud, multi-device environments. VMware offers a broad portfolio of virtualization technologies across three main product groups: software-defined data center; hybrid cloud computing; and end-user computing.

Approximately half of VMware revenue is generated by sales to customers in the United States.

Our other businesses, described below, consist of product and service offerings of RSA Information Security, SecureWorks, Pivotal, and Boomi. These businesses are not classified as reportable segments, either individually or collectively, as the results of the businesses are not material to our overall results and the businesses do not meet the criteria for reportable segments.

•
RSA Information Security provides essential cybersecurity solutions engineered to enable organizations to detect, investigate, and respond to advanced attacks, confirm and manage identities, and, ultimately, help reduce IP theft, fraud, and cybercrime.

•	SecureWorks (NASDAQ: SCWX) is a leading global provider of intelligence-driven information security solutions singularly focused on protecting its clients from cyber attacks.

•
Pivotal is a leading provider of application and data infrastructure software, agile development services, and data science consulting. Pivotal's cloud-native platform enables leading companies to transform their operations with an approach that is focused on building software, rather than buying it.

•
Boomi specializes in cloud-based integration, connecting information between existing on-premise and cloud-based applications to ensure business processes are optimized, data is accurate and workflow is reliable.

See Note 22 of the Notes to the Consolidated Financial Statements included in this report for more information about our other businesses.

For further discussion regarding our current reportable segments, see "Results of Operations — Business Unit Results."

Dell Financial Services

We also offer or arrange various financing options and services for our commercial and consumer customers in the United States, Canada, Europe, and Mexico through Dell Financial Services ("DFS") and its affiliates. DFS services include originating, collecting, and servicing customer receivables primarily related to the purchase of Dell Technologies products. The results of these operations are allocated to our segments based on the underlying product or service financed. For additional information about our financing arrangements, see Note 7 of the Notes to the Consolidated Financial Statements included in this report

Business Trends and Challenges

We are seeing an unprecedented rate of change in the IT industry. Organizations of all kinds are embracing digital technology to achieve their business objectives. Our vision is to be the essential infrastructure company and leader in end-user computing, data center infrastructure solutions, virtualization, and cloud software that our customers continue to trust and rely on for their IT solutions. We accelerate results for our customers by enabling them to be more efficient, mobile, informed, and secure.  We continue to invest in R&D, sales, and other key areas of our business to deliver superior products and solutions capabilities and to drive execution of long-term profitable growth. We believe that our results will benefit from an integrated go-to-market strategy and the result of our differentiated products and solutions capabilities. We intend to continue to execute on our business model and seek to balance liquidity, profitability, and growth to position our company for long-term success.

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

We expect that our Infrastructure Solutions Group will continue to be adversely affected by declines in the traditional storage and server markets. Cloud-native applications are expected to continue as a primary growth driver in the infrastructure market as IT organizations increasingly become multi-cloud environments. We believe the complementary cloud solutions across our business, created through our combination with EMC, strongly position us to meet these demands for our customers who are increasingly looking to leverage cloud-based computing. Further, we will be able to provide new and more robust storage and data center solutions to meet the evolving needs of our customers. We also continue to be impacted by the emerging trends of enterprises deploying software-defined storage, hyper-converged, and modular solutions based on server-centric architectures.

We have leading solutions in these categories through our Dell EMC and VMware data center offerings. In addition, through our research and development efforts, we expect to develop new solutions in this rapidly changing industry that we believe will enable us to continue to provide superior solutions to our customers.

We manage our business on a U.S. dollar basis. However, we have a large global presence, generating approximately 50% of our revenue by sales to customers outside of the United States during Fiscal 2017 and Fiscal 2016. Our revenues, therefore, can be impacted by fluctuations in foreign currency exchange rates. We utilize a comprehensive hedging strategy intended to mitigate the impact of foreign currency volatility over time, and we adjust pricing when possible to further minimize foreign currency impacts. The percentage of our revenues generated in regions outside of the United States did not change substantially as a result of the EMC merger transaction.

EMC Merger Transaction

As described in Note 1 and Note 3 of the Notes to the Consolidated Financial Statements included in this report, on September 7, 2016, a merger subsidiary of Dell Technologies merged with and into EMC Corporation, with EMC Corporation surviving the merger as a wholly-owned subsidiary of Dell Technologies.

At the effective time of the EMC merger transaction, each share of EMC common stock issued and outstanding immediately prior to the effective time of the EMC merger transaction (other than shares owned by Dell Technologies, our merger subsidiary, EMC, or any of EMC's wholly-owned subsidiaries, and other than shares with respect to which EMC's shareholders are entitled to and properly exercise appraisal rights) was converted into the right to receive the merger consideration, consisting of (1) $24.05 in cash, without interest, and (2) 0.11146 validly issued, fully paid and non-assessable shares of common stock of Dell Technologies designated as Class V Common Stock equal to the quotient (rounded to the nearest five decimal points) obtained by dividing (A) 222,966.450 by (B) the aggregate number of shares of EMC common stock issued and outstanding immediately prior to the effective time of the EMC merger transaction, plus cash in lieu of any fractional shares.

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

In connection with the EMC merger transaction, all principal, accrued but unpaid interest, fees, and other amounts (other than certain contingent obligations) outstanding at the effective time of the EMC merger transaction under EMC's unsecured revolving credit facility, Dell's asset-based revolving credit facility, and Dell's term facilities were repaid in full substantially concurrently with the closing, and all commitments to lend and guarantees and security interests, as applicable, in connection therewith were terminated or released. The aggregate amounts of principal, interest, and premium necessary to redeem in full the outstanding $1.4 billion in aggregate principal amount of 5.625% Senior First Lien Notes due 2020 co-issued by Dell International and Denali Finance Corp. were deposited with the trustee for such notes, and such notes were thereby satisfied and discharged, substantially concurrently with the effective time of the EMC merger transaction. All of Dell's other outstanding senior notes and all of EMC's outstanding senior notes remained outstanding after the effective time of the EMC merger transaction in accordance with their respective terms.

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

See Note 3, Note 5, and Note 8 to the Consolidated Financial Statements included in this report for additional information regarding the EMC merger transaction and the related financing transactions.

Divestitures

Dell Services Divestiture — On March 27, 2016, Dell Inc. entered into a definitive agreement with NTT Data International L.L.C. to divest substantially all of Dell Services. On November 2, 2016, the parties closed substantially all of the transaction. At the completion of the sale, we received total cash consideration of approximately $3.0 billion, resulting in a gain on sale, net of tax, of approximately $1.7 billion.

Dell Software Group Divestiture — On June 19, 2016, Dell Inc. entered into a definitive agreement with Francisco Partners and Elliot Management Corporation to divest substantially all of DSG. On October 31, 2016, the parties closed the transaction. At the completion of the sale, we received total cash consideration of approximately $2.4 billion, resulting in a gain on sale, net of tax, of approximately $0.6 billion.

ECD Divestiture — On September 12, 2016, EMC Corporation entered into a definitive agreement with OpenText Corporation to divest the Dell EMC Enterprise Content Division. On January 23, 2017, the parties closed the transaction. At the completion of the sale, we received total cash consideration of approximately $1.6 billion, resulting in a loss on sale, net of tax, of approximately $0.4 billion.

Discontinued Operations Presentation — The results of Dell Services, DSG, and ECD, as well as the related gains or losses on sale, are presented as discontinued operations in our Consolidated Statements of Income (Loss), and as such, have been excluded from both continuing operations and segment results for all periods presented, except as otherwise indicated. Further, we have reclassified the related assets and liabilities as held for sale in our Consolidated Statements of Financial Position as of January 29, 2016. See Note 4 of the Notes to the Consolidated Financial Statements included in this report for additional information regarding these discontinued operations.

Going-Private Transaction

On October 29, 2013, Dell was acquired by Dell Technologies in a merger transaction pursuant to an agreement and plan of merger, dated as of February 5, 2013, as amended. Dell Technologies is a Delaware corporation owned by Michael S. Dell, a separate property trust for the benefit of Mr. Dell's wife, investment funds affiliated with Silver Lake Partners (a global private equity firm), investment funds affiliated with MSD Partners, L.P., members of Dell's management, and other investors. Mr. Dell serves as Chairman and Chief Executive Officer of Dell Technologies and Dell.

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

•
Transaction-related Expenses — Transaction-related expenses, which primarily consist of legal, banking, consulting, and advisory services as well as certain compensatory retention awards directly related to the EMC merger transaction and related integration, are expensed as incurred. During Fiscal 2017, transaction-related expenses included $807 million in day one stock-based compensation charges primarily related to the acceleration of vesting of EMC stock options and related taxes incurred in connection with the EMC merger transaction. During Fiscal 2017, substantially all transaction-related expenses related to the EMC merger transaction. Although not material in the periods presented, we anticipate that integration costs will increase in the next twelve months, primarily as the result of the integration of processes and systems of the EMC acquired businesses.

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

•
Aggregate Adjustment for Income Taxes — The aggregate adjustment for income taxes is the estimated combined income tax effect for the adjustments described above. During Fiscal 2017, this category also includes tax charges of approximately $201 million on previously untaxed earnings of a foreign subsidiary that will no longer be permanently reinvested as a result of the Dell Services and DSG divestitures. The tax effects are determined based on the tax jurisdictions where the above items were incurred.

The table below presents a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP measure for each of the periods presented:

	Fiscal Year Ended
	February 3, 2017	% Change	January 29, 2016	% Change	January 30, 2015
	(in millions, except percentages)
Product net revenue	$48,706	14%	$42,742	(7)%	$46,130
Non-GAAP adjustments:
Impact of purchase accounting	300		(27)		(107)
Non-GAAP product net revenue	$49,006	15%	$42,715	(7)%	$46,023

Services net revenue	$12,936	58%	$8,169	2%	$8,012
Non-GAAP adjustments:
Impact of purchase accounting	880		486		843
Non-GAAP services net revenue	$13,816	60%	$8,655	(2)%	$8,855

Net revenue	$61,642	21%	$50,911	(6)%	$54,142
Non-GAAP adjustments:
Impact of purchase accounting	1,180		459		736
Non-GAAP net revenue	$62,822	22%	$51,370	(6)%	$54,878

Product gross margin	$6,537	26%	$5,179	(14)%	$6,046
Non-GAAP adjustments:
Impact of purchase accounting	1,104		30		(11)
Amortization of intangibles	1,652		392		386
Transaction-related expenses	24		1		3
Other corporate expenses	29		9		21
Non-GAAP product gross margin	$9,346	67%	$5,611	(13)%	$6,445

Services gross margin	$6,422	100%	$3,208	13%	$2,850
Non-GAAP adjustments:
Impact of purchase accounting	903		482		822
Amortization of intangibles	1		—		—
Transaction-related expenses	19		5		1
Other corporate expenses	128		1		8
Non-GAAP services gross margin	$7,473	102%	$3,696	—%	$3,681

Gross margin	$12,959	55%	$8,387	(6)%	$8,896
Non-GAAP adjustments:
Impact of purchase accounting	2,007		512		811
Amortization of intangibles	1,653		392		386
Transaction-related expenses	43		6		4
Other corporate expenses	157		10		29
Non-GAAP gross margin	$16,819	81%	$9,307	(8)%	$10,126

	Fiscal Year Ended
	February 3, 2017	% Change	January 29, 2016	% Change	January 30, 2015
	(in millions, except percentages)
Operating expenses	$16,211	82%	$8,901	(3)%	$9,212
Non-GAAP adjustments:
Impact of purchase accounting	(287)		(92)		(77)
Amortization of intangibles	(2,028)		(1,577)		(1,698)
Transaction-related expenses	(1,445)		(103)		(72)
Other corporate expenses	(745)		(47)		(56)
Non-GAAP operating expenses	$11,706	65%	$7,082	(3)%	$7,309

Operating loss	$(3,252)	(533)%	$(514)	(63)%	$(316)
Non-GAAP adjustments:
Impact of purchase accounting	2,294		604		888
Amortization of intangibles	3,681		1,969		2,084
Transaction-related expenses	1,488		109		76
Other corporate expenses	902		57		85
Non-GAAP operating income	$5,113	130%	$2,225	(21)%	$2,817

Net loss from continuing operations	$(3,737)	(220)%	$(1,168)	(5)%	$(1,108)
Non-GAAP adjustments:
Impact of purchase accounting	2,294		604		894
Amortization of intangibles	3,681		1,969		2,084
Transaction-related expenses	1,485		83		69
Other corporate expenses	902		77		85
Aggregate adjustment for income taxes	(1,938)		(512)		(620)
Non-GAAP net income from continuing operations	$2,687	155%	$1,053	(25)%	$1,404

In addition to the above measures, we also use EBITDA and adjusted EBITDA to provide additional information for evaluation of our operating performance. Adjusted EBITDA excludes purchase accounting adjustments related to the EMC merger transaction and the going-private transaction, acquisition, integration, and divestiture-related costs, severance and facility actions, and stock-based compensation expense. We believe that, due to the non-operational nature of the purchase accounting entries, it is appropriate to exclude these adjustments.

As is the case with the non-GAAP measures presented above, users should consider the limitations of using EBITDA and adjusted EBITDA, including the fact that those measures do not provide a complete measure of our operating performance. EBITDA and adjusted EBITDA do not purport to be alternatives to net income (loss) as measures of operating performance or to cash flows from operating activities as a measure of liquidity. In particular, EBITDA and adjusted EBITDA are not intended to be a measure of free cash flow available for management's discretionary use, as these measures do not consider certain cash requirements, such as working capital needs, capital expenditures, contractual commitments, interest payments, tax payments, and other debt service requirements.

The table below presents a reconciliation of EBITDA and adjusted EBITDA to net loss from continuing operations for the periods presented:

	Fiscal Year Ended
	February 3, 2017	% Change	January 29, 2016	% Change	January 30, 2015
	(in millions, except percentages)
Net loss from continuing operations	$(3,737)	(220)%	$(1,168)	(5)%	$(1,108)
Adjustments:
Interest and other, net (a)	2,104		772		899
Income tax benefit	(1,619)		(118)		(107)
Depreciation and amortization	4,840		2,494		2,599
EBITDA	$1,588	(20)%	$1,980	(13)%	$2,283

EBITDA	$1,588	(20)%	$1,980	(13)%	$2,283
Adjustments:
Stock-based compensation expense	392		63		58
Impact of purchase accounting (b)	1,926		487		788
Transaction-related expenses (c)	1,525		83		78
Other corporate expenses (d)	510		20		20
Adjusted EBITDA	$5,941	126%	$2,633	(18)%	$3,227
________________

(a)	See "Results of Operations — Interest and Other, Net" for more information on the components of interest and other, net.

(b)	This amount includes the non-cash purchase accounting adjustments related to the EMC merger transaction and the going-private transaction.

(c)	Transaction-related expenses consist of acquisition and integration-related costs.

(d)	Consists of severance and facility action costs.

RESULTS OF OPERATIONS

Consolidated Results

The following table summarizes our consolidated results from continuing operations for each of the periods presented. Unless otherwise indicated, all changes identified for the current-period results represent comparisons to results for the prior corresponding fiscal period.

	Fiscal Year Ended
	February 3, 2017			January 29, 2016			January 30, 2015
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue
	(in millions, except percentages)
Net revenue:
Product	$48,706	79.0%	14%	$42,742	84.0%	(7)%	$46,130	85.2%
Services	12,936	21.0%	58%	8,169	16.0%	2%	8,012	14.8%
Total net revenue	$61,642	100.0%	21%	$50,911	100.0%	(6)%	$54,142	100.0%
Gross margin:
Product	$6,537	13.4%	26%	$5,179	12.1%	(14)%	$6,046	13.1%
Services	6,422	49.6%	100%	3,208	39.3%	13%	2,850	35.6%
Total gross margin	$12,959	21.0%	55%	$8,387	16.5%	(6)%	$8,896	16.4%
Operating expenses	$16,211	26.3%	82%	$8,901	17.5%	(3)%	$9,212	17.0%
Operating loss	$(3,252)	(5.3)%	(533)%	$(514)	(1.0)%	(63)%	$(316)	(0.6)%
Net loss from continuing operations	$(3,737)	(6.1)%	(220)%	$(1,168)	(2.3)%	(5)%	$(1,108)	(2.0)%
Net loss attributable to Dell Technologies Inc.	$(1,672)	(2.7)%	(51)%	$(1,104)	(2.2)%	10%	$(1,221)	(2.3)%

Other Financial Information
Non-GAAP net revenue:
Product	$49,006	78.0%	15%	$42,715	83.2%	(7)%	$46,023	83.9%
Services	13,816	22.0%	60%	8,655	16.8%	(2)%	8,855	16.1%
Total non-GAAP net revenue	$62,822	100.0%	22%	$51,370	100.0%	(6)%	$54,878	100.0%
Non-GAAP gross margin:
Product	$9,346	19.1%	67%	$5,611	13.1%	(13)%	$6,445	14.0%
Services	7,473	54.1%	102%	3,696	42.7%	—%	3,681	41.6%
Total non-GAAP gross margin	$16,819	26.8%	81%	$9,307	18.1%	(8)%	$10,126	18.5%
Non-GAAP operating expenses	$11,706	18.6%	65%	$7,082	13.8%	(3)%	$7,309	13.3%
Non-GAAP operating income	$5,113	8.1%	130%	$2,225	4.3%	(21)%	$2,817	5.1%
Non-GAAP net income from continuing operations	$2,687	4.3%	155%	$1,053	2.0%	(25)%	$1,404	2.6%
EBITDA	$1,588	2.5%	(20)%	$1,980	3.9%	(13)%	$2,283	4.2%
Adjusted EBITDA	$5,941	9.5%	126%	$2,633	5.1%	(18)%	$3,227	5.9%

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

As a result of the EMC merger transaction completed on September 7, 2016 and its impact on Fiscal 2017 results, our results for the fiscal periods discussed below are not directly comparable.

Overview

During Fiscal 2017, our net revenue and non-GAAP net revenue increased 21% and 22%, respectively. The increase in net revenue and non-GAAP net revenue was attributable to revenue from the EMC acquired businesses, while revenue from our legacy businesses remained relatively unchanged. The EMC merger transaction had an impact on the mix of revenue contributed by our business units. CSG net revenue represented approximately 60% of our total net revenue during Fiscal 2017. In comparison, CSG net revenue represented a higher proportion of our revenue prior to the EMC merger transaction, accounting for approximately 70% of our total net revenue for Fiscal 2016.

During Fiscal 2017 and Fiscal 2016, our operating loss was $3.3 billion and $0.5 billion, respectively. The increase in our operating loss for Fiscal 2017 was primarily attributable to an increase in purchase accounting adjustments and amortization of intangible assets and an increase in compensation and benefits expense, both related to the EMC merger transaction. The increases in operating expenses were partially offset by the favorable impact of gross margin from the EMC acquired businesses.

Our operating loss was impacted by purchase accounting adjustments associated with the EMC merger transaction and the going-private transaction, amortization of intangible assets, transaction-related expenses, and other corporate expenses. In aggregate, these items totaled $8.4 billion and $2.7 billion for Fiscal 2017 and Fiscal 2016, respectively. Excluding these adjustments, non-GAAP operating income increased 130% to $5.1 billion during Fiscal 2017. The increase in non-GAAP operating income in Fiscal 2017 was primarily attributable to the favorable impact of non-GAAP operating income from the EMC acquired businesses of $1.5 billion and, to a lesser degree, to higher gross margin from our legacy businesses.

Cash provided by operating activities was $2.2 billion during Fiscal 2017. Positive operating cash flows were attributable to profitable operations, particularly in the EMC acquired businesses. During Fiscal 2017, the favorable effects of these factors were offset partially by cash used for transaction-related expenses. See "Market Conditions, Liquidity, and Capital Commitments" for further information on our cash flow metrics.

Net Revenue

Fiscal 2017 compared to Fiscal 2016

During Fiscal 2017, our net revenue increased 21% due to the favorable impact of net revenue from the EMC acquired businesses of approximately $9.2 billion, partially offset by purchase accounting adjustments of approximately $1.0 billion. An increase of 2% in CSG net revenue also contributed to higher net revenue during Fiscal 2017. Our non-GAAP net revenue increased 22% during Fiscal 2017, primarily due to the impact from the EMC acquired businesses.

•
Product Net Revenue — Product net revenue includes revenue from the sale of hardware products and Dell Technologies-owned software licenses. During Fiscal 2017, product net revenue increased 14% and non-GAAP product net revenue increased 15% primarily due to the impact from the EMC acquired businesses.

•
Services Net Revenue — Services net revenue includes revenue from our services offerings, third-party software license sales, and support services related to Dell Technologies-owned software and hardware. During Fiscal 2017, net revenue attributable to these services increased 58% due to the impact from the EMC acquired businesses. Non-GAAP net revenue attributable to services increased 60% during Fiscal 2017.

See "Business Unit Results" for further information regarding revenue from our products, services, and software offerings.

From a geographical perspective, net revenue generated by sales to customers in all regions increased during Fiscal 2017 primarily as a result of the impact from the EMC acquired businesses. Our mix of revenues generated in the Americas, EMEA, and APJ did not change substantially as a result of the EMC merger transaction.

Fiscal 2016 compared to Fiscal 2015

•
Product Net Revenue — Product net revenue includes revenue from the sale of hardware products and Dell Technologies-owned software licenses. During Fiscal 2016, product net revenue and non-GAAP product net revenue both decreased 7% due to decreases in revenue from CSG as we experienced an overall decline in demand for desktops and notebooks. Product net revenue for Fiscal 2016 did not benefit from the positive effects of the Windows XP refresh that contributed to product revenue in Fiscal 2015.

•
Services Net Revenue — Services net revenue includes revenue from our services offerings, third-party software license sales, and support services related to Dell Technologies-owned software and hardware. During Fiscal 2016, services net revenue increased 2%, which was primarily attributable to the diminishing negative impact of purchase accounting adjustments related to the going-private transaction, which were $0.5 billion in Fiscal 2016, compared to $0.8 billion in Fiscal 2015. During Fiscal 2016, non-GAAP services net revenue decreased 2%, which was attributable to a decrease in sales of our third-party software offerings and post-contract customer support associated with those software offerings.

See "Business Unit Results" for further information regarding revenue from our products, services, and software offerings.

From a geographical perspective, net revenue decreased in all regions during Fiscal 2016, partially offset by growth in certain emerging markets, including China and India.

Gross Margin

Fiscal 2017 compared to Fiscal 2016

During Fiscal 2017, our total gross margin increased 55% to $13.0 billion, and our gross margin percentage increased 450 basis points to 21.0%. The increase in our total gross margin was primarily attributable to incremental gross margin of approximately $3.7 billion from the EMC acquired businesses, which had higher gross margin percentages. Cost favorability in CSG also contributed to the improvement in total gross margin, but to a lesser extent. The effects of these factors on total gross margin were partially offset by the impact of purchase accounting adjustments and amortization of intangibles related to the EMC merger transaction and the going-private transaction.

Our gross margin for Fiscal 2017 included the effect of $3.7 billion of purchase accounting adjustments and amortization of intangibles related to the EMC merger transaction and the going-private transaction. In comparison, the impacts of purchase accounting adjustments and amortization of intangibles were $0.9 billion in Fiscal 2016, and in this period related only to the going-private transaction. During Fiscal 2017, our total non-GAAP gross margin increased 81% to $16.8 billion and our non-GAAP gross margin percentage increased 870 basis points to 26.8%. The increase in our total non-GAAP gross margin was primarily due to the impact from the EMC acquired businesses.

•
Products — During Fiscal 2017, product gross margin increased 26% to $6.5 billion, and product gross margin percentage increased 130 basis points to 13.4%. The increases in product gross margin were driven primarily by an increase in CSG gross margin due to a favorable cost position and a richer product mix and, to a lesser extent, by the incremental product gross margin attributable to the EMC acquired businesses.

During Fiscal 2017, non-GAAP product gross margin increased 67% to $9.3 billion, and non-GAAP product gross margin percentage increased 600 basis points to 19.1%. The increase in non-GAAP product gross margin were primarily attributable to the incremental product gross margin from the EMC acquired businesses and an increase in CSG gross margin.

•
Services — During Fiscal 2017, our gross margin for services increased 100% to $6.4 billion, and our services gross margin percentage increased 1,030 basis points to 49.6%. The increase in services gross margin was primarily attributable to gross margin from the EMC acquired businesses. Purchase accounting adjustments totaled $0.9 billion during Fiscal 2017, compared to $0.5 billion during Fiscal 2016. Excluding these costs, transaction-related expenses and other corporate expenses, non-GAAP gross margin dollars for services increased 102% to $7.5 billion and services gross margin percentage increased 1,140 basis points to 54.1%.

Fiscal 2016 compared to Fiscal 2015

During Fiscal 2016, our total gross margin decreased 6% to $8.4 billion, and our gross margin percentage increased 10 basis points to 16.5%. Gross margin for Fiscal 2016 included the effects of $0.9 billion in purchase accounting adjustments and amortization of intangibles related to the going-private transaction. During Fiscal 2016, our non-GAAP gross margin decreased 8% to $9.3 billion, and our non-GAAP gross margin percentage decreased 40 basis points to 18.1%.

•
Products — During Fiscal 2016, product gross margin and non-GAAP product gross margin dollars decreased 14% and 13%, respectively. Product gross margin percentage and non-GAAP product gross margin percentage decreased 100 and 90 basis points during Fiscal 2016 to 12.1% and 13.1%, respectively. The decreases in product gross margin and non-GAAP product gross margin were primarily attributable to the adverse impact on CSG of an overall decline in demand that resulted in a decrease in desktop and notebook units sold, as well as to challenging pricing dynamics. These pricing dynamics included the impacts of competitive pressure and foreign currency volatility. Our gross margins include benefits relating primarily to settlements from certain vendors regarding their past pricing practices. These benefits were $97 million and $109 million for Fiscal 2016 and Fiscal 2015, respectively. Vendor settlements are allocated to our segments based on the relative amount of affected vendor products sold by each segment.

•
Services — During Fiscal 2016, our services gross margin increased 13%, and our non-GAAP services gross margin was relatively unchanged. The increase in services gross margin was primarily attributable to the diminishing negative impact of purchase accounting adjustments, which were $0.5 billion in Fiscal 2016, compared to $0.8 billion in Fiscal 2015. Services gross margin percentage and non-GAAP services gross margin percentage increased 370 and 110 basis points during Fiscal 2016 to 39.3% and 42.7%, respectively. The increase in non-GAAP services gross margin was attributable to a shift away from lower margin product offerings.

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

The terms and conditions of our vendor rebate programs are largely based on product volumes and are generally negotiated either at the beginning of the annual or quarterly period, depending on the program. The timing and amount of vendor rebates and other discounts we receive under the programs may vary from period to period, reflecting changes in the competitive environment. We monitor our component costs and seek to address the effects of any changes to terms that might arise under our vendor rebate programs. Our gross margins for Fiscal 2017, Fiscal 2016, and Fiscal 2015 were not materially affected by any changes to the terms of our vendor rebate programs, as the amounts we received under these programs were generally stable relative to our total net cost. We are not aware of any significant changes to vendor pricing or rebate programs that may impact our results in the near term.

In addition, we have pursued legal action against certain vendors and are currently involved in negotiations with other vendors regarding their past pricing practices. We have negotiated settlements with some of these vendors and may have additional settlements in future periods. These settlements are allocated to our segments based on the relative amount of affected vendor products sold by each segment. Pricing settlements benefited product gross margins in Fiscal 2017, Fiscal 2016, and Fiscal 2015 by $80 million, $97 million, and $109 million, respectively.

Operating Expenses

The following table presents information regarding our operating expenses during each of the periods presented:

	Fiscal Year Ended
	February 3, 2017			January 29, 2016			January 30, 2015
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue
	(in millions, except percentages)
Operating expenses:
Selling, general, and administrative	$13,575	22.0%	73%	$7,850	15.4%	(5)%	$8,292	15.3%
Research, development, and engineering	2,636	4.3%	151%	1,051	2.1%	14%	920	1.7%
Total operating expenses	$16,211	26.3%	82%	$8,901	17.5%	(3)%	$9,212	17.0%

Other Financial Information
Non-GAAP operating expenses	$11,706	18.6%	65%	$7,082	13.8%	(3)%	$7,309	13.3%

Fiscal 2017 compared to Fiscal 2016

During Fiscal 2017, our total operating expenses increased 82%. The increase in total operating expenses was primarily due to approximately $6.0 billion of incremental costs associated with the EMC acquired businesses, including transaction-related expenses. These transaction-related expenses include consulting and advisory services and retention payments. Our operating expenses include purchase accounting adjustments associated with the EMC merger transaction and the going-private transaction, amortization of intangible assets, transaction-related expenses, and other corporate expenses. In aggregate, these items totaled $4.5 billion and $1.8 billion for Fiscal 2017 and Fiscal 2016, respectively. Excluding these costs, total non-GAAP operating expenses increased 65% primarily due to the impact from the EMC acquired businesses.

•
Selling, General, and Administrative — Selling, general, and administrative ("SG&A") expenses increased 73% during Fiscal 2017. The increases in SG&A expenses were primarily driven by incremental costs associated with the EMC acquired businesses and also reflected the impact of our increased investment in sales capabilities and marketing costs.

•
Research and Development — Research and development ("R&D") expenses are primarily composed of personnel-related expenses related to product development. R&D expenses were approximately 4.3% and 2.1% of net revenue for Fiscal 2017 and Fiscal 2016, respectively. The increases in R&D expenses were attributable to the expansion of our R&D capability through the EMC merger transaction. As our industry continues to change and as the needs of our customers evolve, we intend to support R&D initiatives to innovate and introduce new and enhanced solutions into the market.

We will continue to maintain cost discipline and focus on optimizing cost synergies resulting from the EMC merger transaction while investing in strategic areas such as our sales force, marketing, and R&D.

Fiscal 2016 compared to Fiscal 2015

During Fiscal 2016, our total operating expenses and non-GAAP operating expenses both decreased 3%. During Fiscal 2016 and Fiscal 2015, we recognized $1.7 billion and $1.8 billion, respectively, in amortization of intangible assets and purchase accounting adjustments related to the going-private transaction.

•
Selling, General, and Administrative — SG&A expenses decreased 5% during Fiscal 2016. The decreases were driven by a reduction in compensation expense, primarily due to a decrease in performance-based compensation.

•
Research and Development — R&D expenses were 2.1% of net revenue for Fiscal 2016, compared to 1.7% for Fiscal 2015. The increase in R&D expenses was primarily related to personnel-related expenses as we continue to invest in product development.

Operating Income/Loss

Fiscal 2017 compared to Fiscal 2016

Our operating loss was $3.3 billion and $0.5 billion during Fiscal 2017 and Fiscal 2016, respectively. The increase in operating loss was primarily attributable to higher operating expenses, partially offset by increases in gross margin. Our operating loss includes purchase accounting adjustments associated with the EMC merger transaction and the going-private transaction, amortization of intangible assets, transaction-related expenses, and other corporate expenses. In aggregate, these items totaled $8.4 billion and $2.7 billion for Fiscal 2017 and Fiscal 2016, respectively. Excluding these costs, non-GAAP operating income increased 130% to $5.1 billion during Fiscal 2017. The increase in non-GAAP operating income was primarily attributable to an increase in gross margin, which was partially offset by higher operating expenses from the EMC acquired businesses.

Fiscal 2016 compared to Fiscal 2015

During Fiscal 2016, operating loss was $0.5 billion, compared to $0.3 billion during Fiscal 2015. The increase in operating loss over the period was primarily attributable to the decrease in gross margin. Operating loss includes amortization of intangible assets, purchase accounting adjustments associated with the going-private transaction, transaction-related expenses, and other corporate expenses of $2.7 billion and $3.1 billion for Fiscal 2016 and Fiscal 2015, respectively. Excluding these costs, during Fiscal 2016, non-GAAP operating income decreased 21% to an operating income of $2.2 billion. This decrease was primarily attributable to lower gross margin primarily driven by CSG, the effect of which was partially offset by a reduction in operating expenses.

Interest and Other, Net

The following table provides information regarding interest and other, net for each of the periods presented:

	Fiscal Year Ended
	February 3, 2017	January 29, 2016	January 30, 2015
	(in millions)
Interest and other, net:
Investment income, primarily interest	$102	$39	$47
Gain (loss) on investments, net	4	(2)	(29)
Interest expense	(1,751)	(680)	(807)
Foreign exchange	(77)	(107)	(76)
Debt extinguishment	(337)	—	—
Other	(45)	(22)	(34)
Total interest and other, net	$(2,104)	$(772)	$(899)

Fiscal 2017 compared to Fiscal 2016

During Fiscal 2017, changes in interest and other, net were unfavorable by $1.3 billion, primarily due to an increase in interest expense from higher average debt balances from debt issued in connection with the EMC merger transaction, and to costs related to debt extinguishment associated with that transaction. See Note 8 of the Notes to the Consolidated Financial Statements included in this report for further information regarding our debt.

Fiscal 2016 compared to Fiscal 2015

During Fiscal 2016, changes in interest and other, net were favorable by $127 million, primarily due to a decrease in interest expense from lower average debt balances over the period.

Income and Other Taxes

Our effective income tax rates for continuing operations were 30.2% and 9.2% on pre-tax losses from continuing operations of $5.4 billion and $1.3 billion for Fiscal 2017 and Fiscal 2016, respectively. The change in our effective income tax rate was primarily attributable to tax benefits from charges associated with the EMC merger transaction, including purchase accounting adjustments, interest charges, and stock-based compensation expense, which were primarily incurred in higher tax jurisdictions. See Note 1 and Note 3 of the Notes to the Consolidated Financial Statements included in this report for more information on the EMC merger transaction. The effective tax rate for Fiscal 2017 also includes an income tax benefit impact of 5.5% relating to the settlement of an Internal Revenue Service audit for fiscal years 2004 through 2006.

Our effective tax rate can fluctuate depending on the geographic distribution of our world-wide earnings, as our foreign earnings are generally taxed at lower rates than in the United States. In certain jurisdictions, our tax rate is significantly less than the applicable statutory rate as a result of tax holidays. The majority of our foreign income that is subject to these tax holidays and lower tax rates is attributable to Singapore, China, and Malaysia. Although a significant portion of these income tax benefits relate to a tax holiday that expired on December 31, 2016, we have negotiated new terms for the affected subsidiary. These new terms provide for a reduced income tax rate that will be effective for a 25-month bridge period expiring in January 2019. Our other tax holidays will expire in whole or in part during Fiscal 2019 through Fiscal 2023. Many of these tax holidays and reduced tax rates may be extended when certain conditions are met or may be terminated early if certain conditions are not met. The differences between our effective tax rate and the U.S. federal statutory rate of 35% principally resulted from the geographical distribution of taxable income discussed above and permanent differences between the book and tax treatment of certain items.  We continue to assess our business model and its impact in various taxing jurisdictions.

For further discussion regarding tax matters, including the status of income tax audits, see Note 14 of the Notes to the Consolidated Financial Statements included in this report.

Net Income/Loss from Continuing Operations

Fiscal 2017 compared to Fiscal 2016

During Fiscal 2017, net loss from continuing operations increased 220% to a net loss of $3.7 billion. The increase in net loss from continuing operations for Fiscal 2017 was primarily attributable to an increase in operating loss and to an increase in interest and other, net expense. The effect of these factors was partially offset by an increase in tax benefit during the period. See Note 14 of the Notes to the Consolidated Financial Statements included in this report for more information regarding our effective tax rate.

Net loss from continuing operations for Fiscal 2017 included amortization of intangible assets, purchase accounting adjustments, transaction-related expenses, and other corporate expenses. Excluding these costs, non-GAAP net income from continuing operations increased 155% to $2.7 billion during Fiscal 2017. The increase in non-GAAP net income from continuing operations during Fiscal 2017 was primarily attributable to an increase in operating income, the effect of which was primarily offset by an increase in interest and other, net expense.

Fiscal 2016 compared to Fiscal 2015

During Fiscal 2016, net loss from continuing operations increased 5% to a net loss of $1.2 billion. Net loss from continuing operations for Fiscal 2016 and Fiscal 2015 included amortization of intangible assets and purchase accounting adjustments associated with the going-private transaction of $2.6 billion and $3.0 billion, respectively. Excluding these costs, as well as transaction-related expenses and other corporate expenses, during Fiscal 2016, non-GAAP net income from continuing operations decreased 25% to a net income of $1.1 billion. The decrease in non-GAAP net income from continuing operations for Fiscal 2016 was primarily attributable to a decrease in non-GAAP operating income. The decrease in non-GAAP operating income from continuing operations was partially mitigated by the favorable impact of a decrease in interest and other, net expense, and a decrease in tax expense. See Note 14 of the Notes to the Consolidated Financial Statements included in this report for more information regarding our effective tax rate.

Non-controlling Interests

Fiscal 2017 compared to Fiscal 2016

During Fiscal 2017, net loss attributable to the non-controlling interests was $46 million. Net loss attributable to the non-controlling interest was primarily attributable to the net loss attributable to the non-controlling interest in VMware of $41 million. During Fiscal 2016, Dell Technologies did not have any non-controlling interests. For more information about our non-controlling interests, see Note 16 of the Notes to the Consolidated Financial Statements included in this report.

Net Loss Attributable to Dell Technologies Inc.

Fiscal 2017 compared to Fiscal 2016

Net loss attributable to Dell Technologies Inc. represents net income/loss from continuing and discontinued operations, and the adjustment for non-controlling interests. During Fiscal 2017 and Fiscal 2016, net loss attributable to Dell Technologies Inc. was $1.7 billion and $1.1 billion, respectively, which was due to an increase in net loss from continuing operations, offset partially by an increase in income from discontinued operations. For more information regarding our discontinued operations, see Note 4 of the Notes to the Consolidated Financial Statements included in this report.

Business Unit Results

Our reportable segments are based on the following business units: Client Solutions Group, or CSG; Infrastructure Solutions Group, or ISG; and VMware. A description of our three business units is provided under "Introduction." See Note 22 of the Notes to the Consolidated Financial Statements included in this report for a reconciliation of net revenue and operating income by reportable segment to consolidated net revenue and consolidated operating income, respectively.

Client Solutions Group:

The following table presents net revenue and operating income attributable to CSG for the respective periods:

	Fiscal Year Ended
	February 3, 2017	% Change	January 29, 2016	% Change	January 30, 2015
	(in millions, except percentages)
Net Revenue (a):
Commercial	$26,006	1%	$25,747	(10)%	$28,754
Consumer	10,748	6%	10,130	(7)%	10,880
Total CSG net revenue	$36,754	2%	$35,877	(9)%	$39,634

Operating Income:
CSG operating income	$1,845	31%	$1,410	(31)%	$2,051
% of segment net revenue	5.0%		3.9%		5.2%
____________________

(a)
In the first quarter of Fiscal 2017, we redefined the categories within the CSG business unit. None of these changes impacted our consolidated or total business unit results. Prior period amounts have been recast to provide comparability.

Fiscal 2017 compared to Fiscal 2016

Net Revenue — During Fiscal 2017, CSG net revenue increased 2% driven by an increase in both commercial and consumer net revenue. Commercial net revenue benefited from an increase in volume of premium notebook and workstation units sold, partially offset by a decrease in overall average selling prices. The increase in consumer net revenue was driven by an increase in the volume of notebook units sold, which also was partially offset by a decrease in overall average selling prices. The increase in volume of commercial and consumer notebooks sold was attributable to an overall improvement in customer demand. Both commercial and consumer businesses experienced a decrease in overall average selling prices as we strategically managed our pricing position given competitive conditions and the favorable cost environment.

From a geographical perspective, net revenue attributable to CSG increased in the Americas and APJ during Fiscal 2017, while net revenue in EMEA was unchanged.

Operating Income — During Fiscal 2017, CSG operating income as a percentage of net revenue increased 110 basis points to 5.0%. This increase was driven by improvement in our gross margin percentage, which was principally the result of a favorable cost position and a richer product mix of premium notebooks and workstations.

Fiscal 2016 compared to Fiscal 2015

Net Revenue — During Fiscal 2016, CSG experienced a 9% decrease in net revenue due to lower demand across all CSG product categories coupled with competitive pricing pressure. The decline in commercial and consumer revenue reflected decreased demand for desktops and notebooks, which was magnified by our product mix. Product revenue for Fiscal 2016 did not benefit from the positive effects of the Windows XP refresh that contributed to product revenue in Fiscal 2015. From a geographical perspective, revenue attributable to CSG decreased across all regions during Fiscal 2016, with revenue from the Americas and EMEA accounting for most of the decline.

Operating Income — During Fiscal 2016, operating income as a percentage of revenue attributable to CSG decreased 130 basis points to 3.9%. This decline was driven by both a decrease in our gross margin percentage and an increase in our operating expense percentage. The decline in our gross margin percentage was a result of challenging economic conditions, competitive pressures, and a strong U.S. dollar that all impacted our ability to adjust pricing accordingly. Despite this challenging environment, we made investments in our sales force to enhance efficiency and drive growth in future periods. As a result of this investment and strategic R&D investments, operating expenses as a percentage of revenue increased over the period.

Infrastructure Solutions Group:

The following table presents net revenue and operating income attributable to ISG for the respective periods:

	Fiscal Year Ended
	February 3, 2017	% Change	January 29, 2016	% Change	January 30, 2015
	(in millions, except percentages)
Net Revenue:
Servers and networking	$12,834	1%	$12,761	3%	$12,368
Storage	8,942	303%	2,217	(5)%	2,346
Total ISG net revenue	$21,776	45%	$14,978	2%	$14,714

Operating Income:
ISG operating income	$2,393	127%	$1,052	(14)%	$1,230
% of segment net revenue	11.0%		7.0%		8.4%

Fiscal 2017 compared to Fiscal 2016

Net Revenue — During Fiscal 2017, ISG net revenue increased 45% due to incremental net revenue associated with the EMC acquired storage business, which caused storage revenue to increase 303%. Revenue from servers and networking was relatively unchanged over the period, resulting from the offsetting dynamics of an increase in average selling prices due to a shift to PowerEdge servers with richer configurations, as well as to a decline in volume of PowerEdge units, as customer demand has shifted to cloud and hyperscale servers, which generally have a lower average selling price.

From a geographical perspective, during Fiscal 2017, ISG net revenue increased in all regions due to the incremental revenue from the EMC acquired storage business. The EMC acquired storage business operates on a world-wide basis with a geographic mix similar to that of the legacy Dell ISG business.

Operating Income — During Fiscal 2017, ISG operating income as a percentage of net revenue increased 400 basis points to 11.0%. The increase in ISG operating income percentage was primarily driven by the favorable impact of higher gross margin percentages and operating income percentages from the EMC acquired businesses. The gross margin percentage for the legacy Dell ISG business was relatively flat over the period.

Fiscal 2016 compared to Fiscal 2015

Net Revenue — During Fiscal 2016, ISG net revenue increased 2% primarily due to a 3% increase in net revenue from servers and networking. PowerEdge server average selling prices increased due to a shift to products with richer configurations, while overall units remained relatively flat. The increase in net revenue from servers and networking was partially offset by a 5% decrease in storage revenue. From a geographical perspective, during Fiscal 2016, the overall increase in ISG net revenue was primarily due to increased revenue in APJ.

Operating Income — During Fiscal 2016, ISG operating income as a percentage of revenue decreased 140 basis points to 7.0%. The decrease in our operating income percentage was driven by lower gross margin percentages. These declines were primarily driven by challenging pricing dynamics, including competitive pressures and the strong U.S. dollar. These challenging economic conditions affected our ability to raise prices sufficiently to offset the higher costs associated with the shift to products with richer configurations.

VMware:

The following table presents net revenue and operating income attributable to VMware for the respective periods:

	Fiscal Year Ended
	February 3, 2017	% Change	January 29, 2016	% Change	January 30, 2015
	(in millions, except percentages)
Net Revenue:
VMware net revenue	$3,225	NA	$—	NA	$—

Operating Income:
VMware operating income	$1,113	NA	$—	NA	$—
% of segment net revenue	34.5%		NA		NA

Net Revenue — VMware net revenue during Fiscal 2017 represents revenue from the EMC merger transaction date of September 7, 2016 through February 3, 2017. VMware net revenue for Fiscal 2017 primarily consists of revenue from the sale of software licenses under perpetual licenses, related software maintenance and support, training, consulting services, and hosted services.

From a geographical perspective, approximately half of VMware net revenue during Fiscal 2017 was generated from sales to customers in the United States.

Operating Income — During Fiscal 2017, VMware operating income as a percentage of net revenue was 34.5% during Fiscal 2017. The VMware operating income percentage during Fiscal 2017 was impacted by the timing of the completion of the EMC merger transaction.

Accounts Receivable

We sell products and services directly to customers and through a variety of sales channels, including retail distribution. Our accounts receivable, net, was $9.4 billion and $4.9 billion as of February 3, 2017 and January 29, 2016, respectively. We maintain an allowance for doubtful accounts to cover receivables that may be deemed uncollectible. The allowance for losses is based on a provision for accounts that are collectively evaluated based on historical bad debt experience as well as specific identifiable customer accounts that are deemed at risk. As of February 3, 2017 and January 29, 2016, the allowance for doubtful accounts was $46 million and $36 million, respectively. Based on our assessment, we believe that we are adequately reserved for expected credit losses. We monitor the aging of our accounts receivable and continue to take actions to reduce our exposure to credit losses.

Dell Financial Services and Financing Receivables

Dell Financial Services, referred to as DFS, offers a wide range of financial services, including originating, collecting, and servicing customer receivables primarily related to the purchase of Dell products. Following the closing of the EMC merger transaction, DFS began offering similar financial services related to the purchase of Dell EMC and VMware products. In some cases, we originate financing activities for our commercial customers related to the purchase of third-party technology products that complement our portfolio of products and services. New financing originations, which represent the amounts of financing provided by DFS to customers for equipment and related software and services, including third-party originations, were $4.5 billion for the fiscal year ended February 3, 2017 and $3.7 billion for both fiscal years ended January 29, 2016 and January 30, 2015. As of February 3, 2017 and January 29, 2016, our financing receivables, net were $5.9 billion and $5.1 billion, respectively.

We have securitization programs to fund revolving loans and fixed-term leases and loans through consolidated special purpose entities, referred to as SPEs, which we account for as secured borrowings. We transfer certain U.S. and European customer financing receivables to these SPEs, whose purpose is to facilitate the funding of customer receivables through financing arrangements with multi-seller conduits that issue asset-backed debt securities in the capital markets and to private investors. During Fiscal 2017 and Fiscal 2016, we transferred $3.3 billion and $3.2 billion to these SPEs, respectively. The structured financing debt related to all of our securitization programs included as secured borrowing was $3.1 billion and $2.8 billion as of February 3, 2017 and January 29, 2016, respectively. In addition, the carrying amount of the corresponding financing receivables was $3.6 billion and $3.3 billion as of February 3, 2017 and January 29, 2016, respectively. As a result of the EMC merger transaction, we plan to expand our existing securitization programs to allow for additional funding of customer receivables in the capital markets.
We maintain an allowance to cover expected financing receivable credit losses and evaluate credit loss expectations based on our total portfolio. For the fiscal years ended February 3, 2017, January 29, 2016, and January 30, 2015, the principal charge-off rate for our total portfolio was 2.0%, 2.5%, and 2.9%, respectively. The credit quality of our financing receivables has improved in recent years due to an overall improvement in the credit environment and as the mix of high-quality commercial accounts in our portfolio has increased. The allowance for losses is determined based on various factors, including historical and anticipated experience, past due receivables, receivable type, and customer risk profile. At February 3, 2017 and January 29, 2016, the allowance for financing receivable losses was $143 million and $176 million, respectively. In general, the loss rates on our financing receivables have improved over the periods presented.  We expect relatively stable loss rates in future periods, with movements in these rates being primarily driven by seasonality and a continued shift in portfolio composition to lower risk commercial assets. We continue to monitor broader economic indicators and their potential impact on future loss performance. We have an extensive process to manage our exposure to customer credit risk, including active management of credit lines and our collection activities. We also sell selected fixed-term financing receivables to unrelated third parties on a periodic basis, primarily to manage certain concentrations of customer credit exposure.  Based on our assessment of the customer financing receivables, we believe that we are adequately reserved.
See Note 7 of the Notes to the Consolidated Financial Statements included in this report for additional information about our financing receivables and the associated allowance.

Deferred Revenue

Deferred revenue is recorded when billings have been generated or payments have been received for undelivered products or services, or in situations where revenue recognition criteria have not been met. Deferred revenue represents amounts received in advance for extended warranty services, software maintenance, unearned license fees, and deferred profit on third-party software offerings. Deferred revenue is recognized on these items when the revenue recognition criteria are met, generally resulting in ratable recognition over the contract term. We also have deferred revenue related to undelivered hardware and professional services, consisting of installations and consulting engagements, which are recognized as our obligations under the contract are completed.

Our total deferred revenue was $18.7 billion and $7.7 billion as of February 3, 2017 and January 29, 2016, respectively, and increased $11.0 billion, or 143%, over that period. This increase was primarily attributable to the deferred revenue assumed in the EMC merger transaction, which was recorded at its fair value of $8.4 billion. The increase was also attributable to the overall revenue growth driven by the expansion of our business as a result of the EMC merger transaction. A majority of deferred revenue as of February 3, 2017 is expected to be recognized over the next two years. See Note 1 and Note 3 of the Notes to the Consolidated Financial Statements included in this report for additional information on the EMC merger transaction.

Off-Balance Sheet Arrangements
As of February 3, 2017, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition or results of operations.

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

We use derivative instruments to hedge certain foreign currency exposures. We use forward contracts and purchased options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted transactions denominated in currencies other than the U.S. dollar.  In addition, we primarily use forward contracts and may use purchased options to hedge monetary assets and liabilities denominated in a foreign currency.  See Note 9 of the Notes to the Consolidated Financial Statements included in this report for more information about our use of derivative instruments.

The impact on our Consolidated Financial Statements included in this report of any credit adjustments related to our use of counterparties has been immaterial.

Liquidity and Capital Resources

To support our ongoing business operations, we rely on operating cash flows as our primary source of liquidity. We monitor the efficiency of our balance sheet to ensure that we have adequate liquidity to support our strategic initiatives. In addition to internally generated cash, we have access to other capital sources to finance our strategic initiatives and fund growth in our financing operations, as evidenced by our actions to raise capital for the EMC merger transaction. Further, we completed three strategic divestitures during Fiscal 2017. We used the net proceeds from those divestitures to pay down a portion of the EMC merger transaction financing. For more information on repayment of this debt, see Note 8 of the Notes to the Consolidated Financial Statements included in this report. As of February 3, 2017, we had $9.5 billion of total cash and cash equivalents, the majority of which was held outside of the United States. Our strategy is to deploy capital from any potential source, whether internally generated cash or debt, depending on the adequacy and availability of that source of capital and whether it can be accessed in a cost-effective manner. We made available $3.0 billion of cash on hand from legacy Dell entities and $4.8 billion of cash on hand from legacy EMC entities to consummate the EMC merger transaction, some of which was repatriated from foreign jurisdictions.  We did not incur material tax or other material costs as a result of the repatriation.

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

The following table summarizes our cash and cash equivalents as well as our available borrowings as of February 3, 2017 and January 29, 2016:

	February 3, 2017	January 29, 2016
	(in millions)
Cash and cash equivalents, and available borrowings:
Cash and cash equivalents (a)	$9,474	$6,322
Remaining available borrowings under the Revolving Credit Facility	2,678	—
Remaining available borrowings under the asset-backed credit line ("ABL Credit Facility")	—	1,676
Total cash, cash equivalents, and available borrowings	$12,152	$7,998
__________________
(a) Of the $9.5 billion of cash and cash equivalents as of February 3, 2017, $3.2 billion was held by VMware.

At the closing of the EMC merger transaction on September 7, 2016, we entered into the Revolving Credit Facility and terminated the ABL Credit Facility. The Revolving Credit Facility has maximum aggregate borrowings of approximately $3.2 billion. Available borrowings under the Revolving Credit Facility are reduced by draws on the facility as well as by outstanding letters of credit. As of February 3, 2017, remaining available borrowings under this facility totaled approximately $2.7 billion.

We believe that our current cash and cash equivalents, along with cash that will be provided by future operations and borrowings expected to be available under the Revolving Credit Facility, will be sufficient over at least the next twelve months to fund our operations, capital expenditures, share repurchases, and debt service requirements.

Debt

The following table summarizes our outstanding debt as of February 3, 2017 and January 29, 2016:

	February 3, 2017	January 29, 2016
	(in millions)
Outstanding Debt:
Term loan facilities and Senior First Lien Notes issued in connection with going-private transaction	$—	$7,623
Unsecured notes and debentures issued prior to going-private transaction	2,453	2,853
Structured financing debt	3,464	3,411
Senior Secured Credit Facilities and First Lien Notes issued in connection with EMC merger transaction	31,638	—
Senior Notes issued in connection with EMC merger transaction	3,250	—
Existing EMC notes outstanding after the EMC merger transaction ("EMC Notes")	5,500	—
Bridge facilities issued in connection with EMC merger transaction	4,000	—
Other	51	93
Total debt, principal amount	50,356	13,980
Carrying value adjustments	(966)	(349)
Total debt, carrying value	$49,390	$13,631

To finance the EMC merger transaction, we issued an aggregate principal amount of $45.9 billion in new debt, which included proceeds from the sale of the First Lien Notes and Senior Notes, as well as borrowings under the Senior Secured Credit Facilities (including the Revolving Credit Facility), the Asset Sale Bridge Facility, the Margin Bridge Facility, and the VMware Bridge Facility at the closing of the transaction. Additionally, on September 7, 2016, EMC had outstanding senior notes (the "EMC Notes") consisting of $2.5 billion aggregate principal amount of its 1.875% Notes due June 2018, $2.0 billion aggregate principal amount of its 2.650% Notes due June 2020 and $1.0 billion aggregate principal amount of its 3.375% Notes due June 2023. The EMC Notes remain outstanding following the closing of the EMC merger transaction.

Upon the closing of the EMC merger transaction, we repaid and terminated the ABL Credit Facility and the Term Loan Facilities obtained in connection with the going-private transaction and redeemed the Senior First Lien Notes issued in connection with the going-private transaction. During Fiscal 2017, subsequent to the closing of the EMC merger transaction, we repaid $2.2 billion principal amount of the Asset Sale Bridge Facility, $3.1 billion principal amount of the Term Loan A-1 Facility, and $1.6 billion of the Revolving Credit Facility. Further, during Fiscal 2017, we repaid $0.4 billion of maturing unsecured notes and debentures issued prior to the going-private transaction.

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

We balance the use of our securitization programs with working capital and other sources of liquidity to fund growth in our global financial services business. Of the $50.4 billion in outstanding principal debt as of February 3, 2017, $5.1 billion, which includes $3.5 billion in structured financing debt, is used to fund this business.

See Note 8 of the Notes to the Consolidated Financial Statements included in this report for more information about our debt.

Cash Flows

The following table contains a summary of our Consolidated Statements of Cash Flows for the respective periods:

	Fiscal Year Ended
	February 3, 2017	January 29, 2016	January 30, 2015
	(in millions)
Net change in cash from:
Operating activities	$2,222	$2,162	$2,551
Investing activities	(31,256)	(321)	(355)
Financing activities	31,908	(496)	(3,094)
Effect of exchange rate changes on cash and cash equivalents	24	(167)	(153)
Change in cash and cash equivalents	$2,898	$1,178	$(1,051)

Operating Activities — Cash provided by operating activities was $2.2 billion for Fiscal 2017. Strong operating cash flows were primarily attributable to profitable operations, particularly in the EMC acquired businesses. The favorable impact of this profitability was partially offset by the cash used for transaction-related expenses.

Cash provided by operating activities was $2.2 billion for Fiscal 2016 and $2.6 billion for Fiscal 2015. The decline in operating cash flows during Fiscal 2016 was due to a decline in profitability and lower working capital benefits. Despite this decline, our operating cash flow performance remained strong.

Investing Activities — Investing activities consist of cash used to fund strategic acquisitions, capital expenditures for property, plant, and equipment, collections on purchased financing receivables, and proceeds from sale of facilities, land, and other assets. Cash used in investing activities was $31.3 billion and $0.3 billion during Fiscal 2017 and Fiscal 2016, respectively. The increase in cash used by investing activities was driven by $37.6 billion, net cash used to fund our acquisition of EMC.

Cash used in investing activities during Fiscal 2015, which primarily consisted of capital expenditures, was $0.4 billion.

Financing Activities — Financing activities primarily consist of the proceeds and repayments of debt. During Fiscal 2017, cash provided by financing activities was $31.9 billion. Cash provided by financing activities consisted primarily of $46.9 billion in cash proceeds from debt, $43.2 billion of which was issued in connection with the EMC merger transaction, and $4.4 billion in proceeds from the sale and issuance of our Class A, Class B, and Class C Common Stock for financing of that transaction. These issuances were partially offset by $17.0 billion in repayments of debt, $0.9 billion in payments of debt issuance costs, $1.3 billion in payments to repurchase common stock, and $0.4 billion in payments related to the appraisal litigation from the going-private transaction. See Note 8 of the Notes to the Consolidated Financial Statements included in this report for more information about our debt.

In comparison, during Fiscal 2016, cash used in financing activities was $0.5 billion as we issued $0.7 billion, net, in additional structured financing debt, repaid $0.7 billion in maturing Unsecured Notes and Debentures, and repaid $0.4 billion, net, in Term Loan Facilities issued in connection with the going-private transaction and related foreign currency derivative settlements.

During Fiscal 2015, cash used in financing activities primarily consisted of repayments of $2.0 billion principal amount of other debt issued in the going-private transaction and $0.8 billion in borrowings outstanding under the ABL Credit Facility.

Key Performance Metrics

Our key performance metrics are net revenue, adjusted EBITDA, cash flows from operations, and cash conversion cycle. Net revenue, adjusted EBITDA, and cash flows from operations are discussed elsewhere in this report. Our cash conversion cycle is presented below.

Cash Conversion Cycle

We have calculated our cash conversion cycle excluding our discontinued operations as we believe it provides a better indication of our cash conversion cycle and is a better basis for evaluating our potential future cash operations.
The following table presents the components of our cash conversion cycle for the fourth quarter of each of the past three fiscal years:

	Three Months Ended
	February 3, 2017	January 29, 2016	January 30, 2015
Days of sales outstanding (a)	48	39	41
Days of supply in inventory (b)	18	14	13
Days in accounts payable (c)	(100)	(112)	(107)
Cash conversion cycle (d)	(34)	(59)	(53)
__________________

(a)
Days of sales outstanding, referred to as DSO, calculates the average collection period of our receivables. DSO is based on the ending net trade receivables and the most recent quarterly non-GAAP net revenue for each period. DSO also includes the effect of product costs related to customer shipments not yet recognized as revenue that are classified in other current assets. DSO is calculated by adding accounts receivable, net of allowance for doubtful accounts, and customer shipments in transit and dividing that sum by average non-GAAP net revenue per day for the current quarter (97 days for the three months ended February 3, 2017, and 90 days for the three months ended January 29, 2016 and January 30, 2015). As of February 3, 2017, DSO and days of customer shipments not yet recognized were 44 and 3 days, respectively. As of January 29, 2016, DSO and days of customer shipments not yet recognized were 34 and 5 days, respectively. As of January 30, 2015, DSO and days of customer shipments not yet recognized were 36 and 5 days, respectively.

(b)
Days of supply in inventory, referred to as DSI, measures the average number of days from procurement to sale of our products. DSI is based on ending inventory adjusted to exclude purchase accounting adjustments and non-GAAP cost of goods sold for each period. DSI is calculated by dividing ending inventory by average non-GAAP cost of goods sold per day for the current quarter (97 days for the three months ended February 3, 2017, and 90 days for the three months ended January 29, 2016 and January 30, 2015).

(c)
Days in accounts payable, referred to as DPO, calculates the average number of days our payables remain outstanding before payment. DPO is based on ending accounts payable and non-GAAP cost of goods sold for each period. DPO is calculated by dividing accounts payable by average non-GAAP cost of goods sold per day for the current quarter (97 days for the three months ended February 3, 2017, and 90 days for the three months ended January 29, 2016 and January 30, 2015).

(d)
We calculate our cash conversion cycle using non-GAAP net revenue and non-GAAP cost of goods sold because we believe that excluding certain items from the GAAP results facilitates management's understanding of this key performance metric.

The table below provides reconciliations of each non-GAAP financial measure to its most directly comparable GAAP financial measure used in calculating the DSO, DSI and DPO metrics:

	Three Months Ended
	February 3, 2017	January 29, 2016	January 30, 2015
	(in millions)
Net revenue	$20,074	$12,679	$13,251
Non-GAAP adjustments:
Impact of purchase accounting	507	89	151
Non-GAAP net revenue	$20,581	$12,768	$13,402

Cost of goods sold	$15,543	$10,425	$11,258
Non-GAAP adjustments:
Impact of purchase accounting	(603)	(15)	(17)
Amortization of intangibles	(847)	(97)	(98)
Transaction-related expenses	(18)	—	—
Other corporate expenses	(89)	(3)	(5)
Non-GAAP cost of goods sold	$13,986	$10,310	$11,138

For the three months ended February 3, 2017, changes in our cash conversion cycle were unfavorable by twenty five days when compared to the three months ended January 29, 2016. This was primarily driven by the acquisition of EMC, which had a negative impact across all three components. We experienced a twelve day decrease in DPO, primarily driven by supplier payments terms of the EMC acquired businesses. A nine day increase in DSO was primarily driven by differences in collections management from the EMC acquired businesses. A four day increase in DSI was primarily the result of the longer inventory cycle associated with the EMC acquired product lines. We are continuing the integration of the EMC acquired businesses and, as a result, our supplier arrangements, collection activities, and operating cycles will continue to evolve. We believe our business model allows us to maintain an efficient cash conversion cycle, which compares favorably with that of others in our industry.

Our cash conversion cycle for the fiscal quarter ended January 29, 2016 improved six days when compared to the fiscal quarter ended January 30, 2015 driven by a five day improvement in DPO. The increase in DPO was primarily due to the timing of supplier purchases and payments. We also experienced a two day decrease in DSO, which was primarily driven by improved collections performance.

Capital Commitments

Capital Expenditures — During Fiscal 2017 and Fiscal 2016, we spent $699 million and $482 million, respectively, on property, plant, and equipment, which included $104 million and $116 million, respectively, attributable to discontinued operations. These expenditures were primarily incurred in connection with our global expansion efforts and infrastructure investments made to support future growth. Product demand, product mix, and the increased use of contract manufacturers, as well as ongoing investments in operating and information technology infrastructure, influence the level and prioritization of our capital expenditures. Aggregate capital expenditures for Fiscal 2018, which will be primarily related to infrastructure investments and strategic initiatives, are currently expected to total approximately $1.7 billion.

Share Repurchase Programs

Class V Common Stock Repurchases — On September 7, 2016, our board of directors approved a stock repurchase program (the "DHI Group Repurchase Program") under which we are authorized to use assets of the DHI Group to repurchase up to $1.0 billion of shares of our Class V Common Stock over a period of two years. On December 13, 2016, the board of directors approved the suspension of the DHI Group Repurchase Program until such time as the board of directors authorizes the reinstatement of that program. During the fiscal year ended February 3, 2017, we repurchased 7 million shares of Class V Common Stock for $324 million using cash of the DHI Group. As of February 3, 2017, our remaining authorized amount for share repurchases under the DHI Group Repurchase Program was $676 million.

On December 13, 2016, the board of directors approved a new stock repurchase program (the "Class V Group Repurchase Program") under which we are authorized to use assets of the Class V Group to repurchase up to $500 million of shares of Class V Common Stock over a period of six months. To the extent not retired, shares repurchased under the Class V Group Repurchase Program will be held as treasury stock.

During the fiscal year ended February 3, 2017, we repurchased 7 million shares of Class V Common Stock for $418 million under the Class V Group Repurchase Program. As of February 3, 2017, our remaining authorized amount for share repurchases under the Class V Group Repurchase Program was $82 million.

VMware Class A Common Stock Repurchases — In April 2016, VMware's board of directors authorized the repurchase of up to $1.2 billion of shares of VMware's Class A common stock through the end of 2016. All shares repurchased under VMware's stock repurchase programs are retired. During the period from September 7, 2016 through February 3, 2017, VMware repurchased $611 million of its Class A common stock under the April 2016 program, and the authorized amount for repurchases of VMware Class A common stock was fully utilized as of February 3, 2017.

On December 15, 2016, we entered into a stock purchase agreement with VMware pursuant to which VMware agreed to purchase for cash $500 million of shares of VMware Class A common stock from a subsidiary of Dell Technologies. We will apply the proceeds from the sale to the repurchase of shares of our Class V Common Stock under the Class V Group Repurchase Program described above. During the period from September 7, 2016 through February 3, 2017, VMware repurchased approximately 4.8 million shares of its Class A common stock under the December 2016 program. On February 15, 2017, subsequent to the close of our fiscal year, VMware repurchased an additional 1.4 million shares of its Class A common stock to complete the transactions contemplated by the stock purchase agreement.

In January 2017, VMware's board of directors authorized the repurchase of up to $1.2 billion of shares of VMware's Class A common stock through the end of Fiscal 2018.

For more information regarding share repurchase programs, see Note 18 of Notes to the Consolidated Financial Statements included in this report, and "Part II — Item 5 — Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."

Contractual Cash Obligations

The following table summarizes our contractual cash obligations as of February 3, 2017:

		Payments Due by Fiscal Year
	Total	2018	2019-2020	2021-2022	Thereafter
	(in millions)
Contractual cash obligations:
Principal payments on long-term debt	$50,356	$6,357	$11,842	$12,053	$20,104
Operating leases	2,156	443	619	355	739
Purchase obligations	2,498	2,279	186	25	8
Interest	17,597	2,091	3,677	2,974	8,855
Uncertain tax positions (a)	—	—	—	—	—
Contractual cash obligations	$72,607	$11,170	$16,324	$15,407	$29,706
____________________

(a)
We have approximately $3.1 billion in additional liabilities associated with uncertain tax positions as of February 3, 2017. We are unable to reliably estimate the expected payment dates for any liabilities for uncertain tax positions.

Principal Payments on Borrowings — Our expected principal cash payments on borrowings are exclusive of discounts and premiums. We have outstanding long-term notes with varying maturities. As of February 3, 2017, the future principal payments related to our structured financing debt were expected to be $2.1 billion in Fiscal 2018, $1.4 billion in Fiscal 2019-2020, and immaterial thereafter. For additional information about our debt, see Note 8 of the Notes to the Consolidated Financial Statements included in this report.

Interest — See Note 8 of the Notes to the Consolidated Financial Statements included in this report for further discussion of our debt and related interest expense.

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

Critical Accounting Policies

We prepare our financial statements in conformity with GAAP. The preparation of financial statements in accordance with GAAP requires certain estimates, assumptions, and judgments to be made that may affect our Consolidated Statements of Financial Position and Consolidated Statements of Income. Accounting policies that have a significant impact on our Consolidated Financial Statements are described in Note 2 of the Notes to the Consolidated Financial Statements included in this report. The accounting estimates and assumptions discussed in this section are those that we consider to be the most critical. We consider an accounting policy to be critical if the nature of the estimate or assumption is subject to a material level of judgment and if changes in those estimates or assumptions are reasonably likely to materially impact our Consolidated Financial Statements. We have discussed the development, selection, and disclosure of our critical accounting policies with the Audit Committee of our board of directors.

Revenue Recognition and Related Allowances — We enter into contracts to sell our products and services, and frequently enter into sales arrangements with customers that contain multiple elements or deliverables, such as hardware, services, software licenses, and peripherals. Significant judgments and estimates are necessary for the allocation of the proceeds received from an arrangement to the multiple elements, and the appropriate timing of revenue recognition.

We record reductions to revenue for estimated customer sales returns, rebates, and certain other customer incentive programs. These reductions to revenue are made based upon reasonable and reliable estimates that are determined by historical experience, contractual terms, and current conditions. The primary factors affecting our accrual for estimated customer returns include estimated return rates as well as the number of units shipped that have a right of return that has not expired as of the balance sheet date. If returns cannot be reliably estimated, revenue is not recognized until a reliable estimate can be made or the return right lapses. Each quarter, we reevaluate our estimates to assess the adequacy of our recorded accruals and allowance for doubtful accounts, and adjust the amounts as necessary.

We sell our products directly to customers as well as through other distribution channels, including retailers, distributors, and resellers. Sales through our distribution channels are primarily made under agreements allowing for limited rights of return, price protection, rebates, and marketing development funds. We have generally limited return rights through contractual caps or we have an established selling history for these arrangements. Therefore, there are sufficient data to establish reasonable and reliable estimates of returns for the majority of these sales. To the extent price protection or return rights are not limited and a reliable estimate cannot be made, all of the revenue and related costs are deferred until the product has been sold to the end-user or the rights expire. We record estimated reductions to revenue or an expense for distribution channel programs at the later of the offer or the time revenue is recognized.

Another significant judgment includes determining whether Dell or a reseller is acting as the principal in a transaction. For arrangements in which a reseller is the principal, revenue is recognized on a net basis. All other revenue is recognized on a gross basis.

As our business evolves, the mix of products and services sold will impact the timing of when revenue and related costs are recognized. We analyze various factors, including a review of specific transactions, the credit-worthiness of our customers, our historical experience, and market and economic conditions. Changes in judgments on these factors could materially impact the timing and amount of revenue and costs recognized.

Business Combinations and Intangible Assets, Including Goodwill — We account for business combinations using the acquisition method of accounting, and, accordingly, the assets and liabilities of the acquired business are recorded at their fair values at the date of acquisition. The excess of the purchase price over the estimated fair value is recorded as goodwill. Any changes in the estimated fair values of the net assets recorded for acquisitions prior to the finalization of more detailed analysis, but not to exceed one year from the date of acquisition, will change the amount of the purchase price allocable to goodwill. The cumulative impact of any subsequent changes to any purchase price allocations that are material to our consolidated financial results will be adjusted in the reporting period in which the adjustment amount is determined. All acquisition costs are expensed as incurred. Identifiable intangible assets with finite lives are amortized over their estimated useful lives. In-process research and development costs are recorded at fair value as an indefinite-lived intangible asset and assessed for impairment thereafter until completion, at which point the asset is amortized over its expected useful life. Separately recognized transactions associated with business combinations are generally expensed subsequent to the acquisition date. The application of business combination and impairment accounting requires the use of significant estimates and assumptions.

The results of operations of acquired businesses are included in our Consolidated Financial Statements from the acquisition date.

Goodwill and indefinite-lived intangible assets are tested for impairment annually during the third fiscal quarter and whenever events or circumstances may indicate that an impairment has occurred. To determine whether goodwill is impaired, we first assess certain qualitative factors. Based on this assessment, if it is determined more likely than not that the fair value of a reporting unit is less than its carrying amount, we perform the quantitative analysis of the goodwill impairment test. We determine the fair values of each of our reportable business units using a discounted cash flow methodology and then compare the fair values to the carrying values of each reportable business unit.

Standard Warranty Liabilities — We record warranty liabilities at the time of sale for the estimated costs that may be incurred under the terms of the limited warranty. The liability for standard warranties is included in accrued and other current and other non-current liabilities on the Consolidated Statements of Financial Position.  The specific warranty terms and conditions vary depending upon the product sold and the country in which we do business, but generally include technical support, parts, and labor over a period ranging from one to three years. Factors that affect our warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy our warranty obligation. The anticipated rate of warranty claims is the primary factor impacting our estimated warranty obligation. The other factors are less significant due to the fact that the average remaining aggregate warranty period of the covered installed base is approximately 16 months, repair parts are generally already in stock or available at pre-determined prices, and labor rates are generally arranged at pre-established amounts with service providers. Warranty claims are reasonably predictable based on historical experience of failure rates. If actual results differ from our estimates, we revise our estimated warranty liability to reflect such changes. Each quarter, we reevaluate our estimates to assess the adequacy of the recorded warranty liabilities and adjust the amounts as necessary.

Income Taxes — We are subject to income tax in the United States and numerous foreign jurisdictions. Significant judgments are required in determining the consolidated provision for income taxes. We calculate a provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes. We provide related valuation allowances for deferred tax assets, where appropriate. Significant judgment is required in determining any valuation allowance against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence for each jurisdiction, including past operating results, estimates of future taxable income, and the feasibility of ongoing tax planning strategies. In the event we determine all or part of the net deferred tax assets are not realizable in the future, we will make an adjustment to the valuation allowance that would be charged to earnings in the period such determination is made.

Significant judgment is also required in evaluating our uncertain tax positions. Although we believe our tax return positions are sustainable, we recognize tax benefits from uncertain tax positions in the financial statements only when it is more likely than not that the positions will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits and a consideration of the relevant taxing authority's administrative practices and precedents. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest and penalties. We believe we have provided adequate reserves for all uncertain tax positions.

Loss Contingencies — We are subject to the possibility of various losses arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss, in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required. Third parties have in the past asserted, and may in the future assert, claims or initiate litigation related to exclusive patent, copyright, and other intellectual property rights to technologies and related standards that are relevant to us. If any infringement or other intellectual property claim made against us by any third party is successful, or if we fail to develop non-infringing technology or license the proprietary rights on commercially reasonable terms and conditions, our business, operating results, and financial condition could be materially and adversely affected.

Inventories — We state our inventory at the lower of cost or market. We record a write-down for inventories of components and products, including third-party products held for resale, which have become obsolete or are in excess of anticipated demand or net realizable value. We perform a detailed review of inventory each fiscal quarter that considers multiple factors, including demand forecasts, product life cycle status, product development plans, current sales levels, and component cost trends. The industries in which we compete are subject to demand changes. If future demand or market conditions for our products are less favorable than forecasted or if unforeseen technological changes negatively impact the utility of component inventory, we may be required to record additional write-downs, which would adversely affect our gross margin.

Recently Issued Accounting Pronouncements

See Note 2 of the Notes to the Consolidated Financial Statements included in this report for a summary of recently issued accounting pronouncements that are applicable to our Consolidated Financial Statements.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Dell Technologies is exposed to a variety of market risks, including risks associated with foreign currency exchange rate fluctuations, interest rate changes affecting its variable-rate debt, and changes in the market value of investments. In the normal course of business, Dell Technologies employs established policies and procedures to manage these risks.
Foreign Currency Risk

During Fiscal 2017 and Fiscal 2016, the principal foreign currencies in which Dell Technologies transacted business were the Euro, Chinese Renminbi, Japanese Yen, British Pound, and Canadian Dollar. The objective of Dell Technologies in managing its exposures to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations associated with foreign currency exchange rate changes on earnings and cash flows. Accordingly, Dell Technologies utilizes foreign currency option contracts and forward contracts to hedge its exposure on forecasted transactions and firm commitments for certain currencies. Dell Technologies monitors its foreign currency exchange exposures to ensure the overall effectiveness of its foreign currency hedge positions. However, there can be no assurance that the foreign currency hedging activities will continue to substantially offset the impact of fluctuations in currency exchange rates on the results of operations and financial position in the future.
Based on the outstanding foreign currency hedge instruments of Dell Technologies, which include designated and non-designated instruments, there was a maximum potential one-day loss in fair value at a 95% confidence level of approximately $25 million as of February 3, 2017 and $18 million as of January 29, 2016 using a Value-at-Risk ("VAR") model. The change was primarily driven by increased foreign currency exposures due to the EMC merger transaction. By using market implied rates and incorporating volatility and correlation among the currencies of a portfolio, the VAR model simulates 10,000 randomly generated market prices and calculates the difference between the fifth percentile and the average as the Value-at-Risk. The VAR model is a risk estimation tool and is not intended to represent actual losses in fair value that could be incurred. Additionally, as Dell Technologies utilizes foreign currency instruments for hedging forecasted and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure.

Interest Rate Risk

Dell Technologies is primarily exposed to interest rate risk related to its variable-rate debt and investment portfolio.

As of February 3, 2017, Dell Technologies had $11.6 billion of outstanding borrowings under its Senior Secured Credit Facilities and $4.0 billion of outstanding borrowings under its Margin Bridge Facility and VMware Note Bridge Facility. Amounts outstanding under these facilities generally bear interest at variable rates equal to applicable margins plus specified base rates or LIBOR-based rates. These borrowings were issued in connection with the EMC merger transaction. Accordingly, Dell Technologies is exposed to market risk based on fluctuations in interest rates on borrowings under the facilities. As of February 3, 2017, outstanding borrowings under the facilities accrued interest at an annual rate between 2.52% and 4.02%. Based on this variable-rate debt outstanding as of February 3, 2017, a 100 basis point increase in interest rates would have resulted in an increase of approximately $156 million in annual interest expense. For more information about our debt, see Note 8 of the Notes to the Consolidated Financial Statements included in this report.

By comparison, as of January 29, 2016, Dell Technologies had $6.2 billion of outstanding variable-rate debt, all of which was repaid in connection with the EMC merger transaction. Based on this variable-rate debt outstanding as of January 29, 2016, a 100 basis point increase in interest rates would have resulted in an increase of approximately $51 million in annual interest expense.

As of February 3, 2017 and January 29, 2016, Dell Technologies had $3.5 billion and $3.4 billion, respectively, of outstanding structured financing debt that accrued interest at variable rates. For information about this debt, see Note 7 of the Notes to the Consolidated Financial Statements included in this report. Dell Technologies mitigates the interest rate risk related to its structured financing debt through the use of interest rate swaps to hedge the variability in cash flows related to the interest rate payments on such debt.

We maintain an investment portfolio consisting of debt and equity securities of various types and maturities which is exposed to interest rate risk. The investments are classified as available-for-sale and are all denominated in U.S. dollars. These securities are recorded on the consolidated balance sheet at market value, with any unrealized gain or temporary non-credit related loss recorded in other comprehensive loss. These instruments are not leveraged and are not held for trading purposes. Dell Technologies mitigates the risks related to its investment portfolio by investing primarily in high-quality credit securities, limiting the amount that can be invested in any single issuer, and investing in short-to-intermediate-term investments. As of February 3, 2017, a 100 basis point increase or decrease in interest rates would have resulted in a $74 million impact on the fair value of this portfolio. By comparison, as of January 29, 2016, a 100 basis point increase or decrease in interest rates would not have had a material impact on the fair value of this portfolio. The change was driven by the investment portfolio acquired as part of the EMC merger transaction. See Note 6 of the Notes to the Consolidated Financial Statements included in this report for more information on our investment portfolio.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Dell Technologies Inc.

In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of income (loss), comprehensive income (loss), stockholders' equity and cash flows present fairly, in all material respects, the financial position of Dell Technologies Inc. and its subsidiaries (the "Company") as of February 3, 2017 and January 29, 2016, and the results of their operations and their cash flows for each of the three years in the period ended February 3, 2017 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Austin, Texas
March 31, 2017

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DELL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in millions)

	February 3, 2017	January 29, 2016
ASSETS
Current assets:
Cash and cash equivalents	$9,474	$6,322
Short-term investments	1,975	—
Accounts receivable, net	9,420	4,887
Short-term financing receivables, net	3,222	2,915
Inventories, net	2,538	1,619
Other current assets	4,144	3,497
Current assets held for sale	—	4,333
Total current assets	30,773	23,573
Property, plant, and equipment, net	5,653	1,649
Long-term investments	3,802	114
Long-term financing receivables, net	2,651	2,177
Goodwill	38,910	8,406
Intangible assets, net	35,053	8,577
Other non-current assets	1,364	626
Total assets	$118,206	$45,122
LIABILITIES, REDEEMABLE SHARES, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$6,329	$2,981
Accounts payable	14,422	12,881
Accrued and other	7,119	4,217
Short-term deferred revenue	10,265	3,632
Current liabilities held for sale	—	1,599
Total current liabilities	38,135	25,310
Long-term debt (Note 8)	43,061	10,650
Long-term deferred revenue	8,431	4,089
Other non-current liabilities	9,339	3,501
Total liabilities	98,966	43,550
Commitments and contingencies (Note 13)
Redeemable shares	231	106
Stockholders' equity:
Common stock and capital in excess of $.01 par value (Note 18)	20,199	5,727
Treasury stock at cost	(752)	—
Accumulated deficit	(5,609)	(3,937)
Accumulated other comprehensive loss	(595)	(324)
Total Dell Technologies Inc. stockholders’ equity	13,243	1,466
Non-controlling interests	5,766	—
Total stockholders' equity	19,009	1,466
Total liabilities, redeemable shares, and stockholders' equity	$118,206	$45,122

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions, except per share amounts)

	Fiscal Year Ended
	February 3, 2017	January 29, 2016	January 30, 2015
Net revenue:
Products	$48,706	$42,742	$46,130
Services	12,936	8,169	8,012
Total net revenue	61,642	50,911	54,142
Cost of net revenue:
Products	42,169	37,563	40,084
Services	6,514	4,961	5,162
Total cost of net revenue	48,683	42,524	45,246
Gross margin	12,959	8,387	8,896
Operating expenses:
Selling, general, and administrative	13,575	7,850	8,292
Research and development	2,636	1,051	920
Total operating expenses	16,211	8,901	9,212
Operating loss	(3,252)	(514)	(316)
Interest and other, net	(2,104)	(772)	(899)
Loss from continuing operations before income taxes	(5,356)	(1,286)	(1,215)
Income tax benefit	(1,619)	(118)	(107)
Net loss from continuing operations	(3,737)	(1,168)	(1,108)
Income (loss) from discontinued operations, net of income taxes (Note 4)	2,019	64	(113)
Net loss	(1,718)	(1,104)	(1,221)
Less: Net loss attributable to non-controlling interests	(46)	—	—
Net loss attributable to Dell Technologies Inc.	$(1,672)	$(1,104)	$(1,221)

Earnings (loss) per share attributable to Dell Technologies Inc. - basic:
Continuing operations - Class V Common Stock - basic	$1.44	$—	$—
Continuing operations - DHI Group - basic	$(8.52)	$(2.88)	$(2.74)
Discontinued operations - DHI Group - basic	$4.30	$0.16	$(0.28)

Earnings (loss) per share attributable to Dell Technologies Inc. - diluted:
Continuing operations - Class V Common Stock - diluted	$1.43	$—	$—
Continuing operations - DHI Group - diluted	$(8.52)	$(2.88)	$(2.74)
Discontinued operations - DHI Group - diluted	$4.30	$0.16	$(0.28)

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Fiscal Year Ended
	February 3, 2017	January 29, 2016	January 30, 2015
Net loss	$(1,718)	$(1,104)	$(1,221)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(254)	(138)	(192)
Available-for-sale investments:
Change in unrealized losses	(17)	—	—
Reclassification adjustment for net losses realized in net loss	1	—	—
Net change in market value of investments	(16)	—	—
Cash flow hedges:
Change in unrealized gains	20	152	427
Reclassification adjustment for net gains included in net loss	(43)	(367)	(179)
Net change in cash flow hedges	(23)	(215)	248
Pension and other postretirement plans:
Recognition of actuarial net gain from pension and other postretirement plans	19	—	—
Reclassification adjustments for net gains (losses) from pension and other postretirement plans	—	—	—
Net change in actuarial net gain from pension and other postretirement plans	19	—	—

Total other comprehensive income (loss), net of tax benefit (expense) of $3, $8, and $(10), respectively	(274)	(353)	56
Comprehensive loss, net of tax	(1,992)	(1,457)	(1,165)
Less: Net loss attributable to non-controlling interests	(46)	—	—
Less: Other comprehensive loss attributable to non-controlling interests	(3)	—	—
Comprehensive loss attributable to Dell Technologies Inc.	$(1,943)	$(1,457)	$(1,165)

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; continued on next page)

	Fiscal Year Ended
	February 3, 2017	January 29, 2016	January 30, 2015
Cash flows from operating activities:
Net loss	$(1,718)	$(1,104)	$(1,221)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,938	2,872	2,977
Stock-based compensation expense	398	72	72
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	74	122	90
Deferred income taxes	(2,201)	(205)	(465)
Provision for doubtful accounts — including financing receivables	120	171	216
Net gain on sale of businesses	(2,319)	—	—
Amortization of debt issuance costs	268	59	53
Other	60	56	100
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(1,776)	187	(238)
Financing receivables	(751)	(321)	(550)
Inventories	1,076	(5)	71
Other assets	215	(28)	(623)
Accounts payable	751	(374)	1,029
Deferred revenue	2,622	867	1,431
Accrued and other liabilities	465	(207)	(391)
Change in cash from operating activities	2,222	2,162	2,551
Cash flows from investing activities:
Investments:
Purchases	(778)	(27)	(27)
Maturities and sales	1,173	7	15
Capital expenditures	(699)	(482)	(478)
Proceeds from sale of facilities, land, and other assets	24	88	23
Capitalized software development costs	(207)	—	—
Collections on purchased financing receivables	35	85	175
Acquisition of businesses, net of cash acquired	(37,629)	—	(73)
Divestitures of businesses, net of cash transferred	6,873	8	10
Other	(48)	—	—
Change in cash from investing activities	(31,256)	(321)	(355)

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued; in millions)

	Fiscal Year Ended
	February 3, 2017	January 29, 2016	January 30, 2015
Cash flows from financing activities:
Payment of dissenting shares obligation	(446)	—	—
Proceeds from the issuance of DHI Group Common Stock	4,422	—	28
Proceeds from the issuance of common stock of subsidiaries	164	—	—
Repurchases of DHI Group Common Stock	(10)	—	—
Repurchases of Class V Common Stock	(701)	—	—
Repurchases of VMware Class A Common Stock	(611)	—	—
Issuance of common stock under employee plans	—	2	—
Payments for debt issuance costs	(853)	(10)	(7)
Proceeds from debt	46,893	5,460	2,936
Repayments of debt	(16,960)	(5,950)	(6,053)
Other	10	2	2
Change in cash from financing activities	31,908	(496)	(3,094)
Effect of exchange rate changes on cash and cash equivalents	24	(167)	(153)
Change in cash and cash equivalents	2,898	1,178	(1,051)
Cash and cash equivalents at beginning of the period, including amounts held for sale	6,576	5,398	6,449
Cash and cash equivalents at end of the period	9,474	6,576	5,398
Less: Cash included in current assets held for sale	—	254	—
Cash and cash equivalents from continuing operations	$9,474	$6,322	$5,398
Income tax paid	$978	$264	$557
Interest paid	$1,575	$585	$724

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions; continued on next page)

	Common Stock and Capital in Excess of Par Value
	Issued Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
Balances as of January 31, 2014	402	$5,653	$(1,612)	$(27)	$4,014
Net loss	—	—	(1,221)	—	(1,221)
Foreign currency translation adjustments	—	—	—	(192)	(192)
Cash flow hedges, net change	—	—	—	248	248
Issuance of common stock	3	36	—	—	36
Stock-based compensation expense	—	72	—	—	72
Revaluation of redeemable shares	—	(53)	—	—	(53)
Balances as of January 30, 2015	405	5,708	(2,833)	29	2,904
Net loss	—	—	(1,104)	—	(1,104)
Foreign currency translation adjustments	—	—	—	(138)	(138)
Cash flow hedges, net change	—	—	—	(215)	(215)
Stock-based compensation expense	—	72	—	—	72
Revaluation of redeemable shares	—	(53)	—	—	(53)
Balances as of January 29, 2016	405	$5,727	$(3,937)	$(324)	$1,466

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(continued; in millions)

	Common Stock and Capital in Excess of Par Value		Treasury Stock
	Issued Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Dell Technologies Stockholders' Equity	Non-Controlling Interests	Total Stockholders' Equity
Balances as of January 29, 2016	405	$5,727	—	$—	$(3,937)	$(324)	$1,466	$—	$1,466
Net loss	—	—	—	—	(1,672)	—	(1,672)	(46)	(1,718)
Foreign currency translation adjustments	—	—	—	—	—	(254)	(254)	—	(254)
Investments, net change	—	—	—	—	—	(13)	(13)	(3)	(16)
Cash flow hedges, net change	—	—	—	—	—	(23)	(23)	—	(23)
Pension and other post-retirement	—	—	—	—	—	19	19	—	19
Fair value of non-controlling interests assumed in business combination	—	—	—	—	—	—	—	6,048	6,048
Issuance of common stock	387	14,482	—	—	—	—	14,482	—	14,482
Stock-based compensation expense	—	98	—	—	—	—	98	300	398
Tax benefit from stock-based compensation	—	9	—	—	—	—	9	1	10
Treasury stock repurchases	—	—	14	(752)	—	—	(752)	—	(752)
Revaluation of redeemable shares	—	(125)	—	—	—	—	(125)	—	(125)
Impact from equity transactions of non-controlling interests	—	18	—	—	—	—	18	(534)	(516)
Other	—	(10)	—	—	—	—	(10)	—	(10)
Balances as of February 3, 2017	792	$20,199	14	$(752)	$(5,609)	$(595)	$13,243	$5,766	$19,009

The accompanying notes are an integral part of these Consolidated Financial Statements.
See Note 18 of the Notes to Consolidated Financial Statements for additional information regarding DHI Group Common Stock and Class V Common Stock activity.

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — EMC MERGER TRANSACTION, OTHER TRANSACTIONS, AND BASIS OF PRESENTATION

EMC Merger Transaction — On September 7, 2016, EMC Corporation, a Massachusetts corporation ("EMC"), became a wholly-owned subsidiary of Dell Technologies Inc. ("the Company") as a result of the merger of Universal Acquisition Co., a Delaware corporation and wholly-owned subsidiary of the Company ("Merger Sub"), with and into EMC, with EMC surviving as a wholly-owned subsidiary of the Company (the "EMC merger transaction"). The EMC merger transaction was effected pursuant to the Agreement and Plan of Merger, dated as of October 12, 2015, by and among the Company, Dell Inc., a Delaware corporation ("Dell"), Merger Sub, and EMC, as amended by the First Amendment to Agreement and Plan of Merger, dated as of May 16, 2016, by and among the Company, Dell, Merger Sub, and EMC. See Note 3 of the Notes to the Consolidated Financial Statements for additional information on the EMC merger transaction.

Divestitures — On March 27, 2016, Dell entered into a definitive agreement with NTT Data International L.L.C. to divest substantially all of Dell Services for cash consideration of approximately $3.0 billion, resulting in a gain on sale, net of tax, of $1.7 billion. On November 2, 2016, the parties closed substantially all of the transaction. On June 19, 2016, Dell entered into a definitive agreement with Francisco Partners and Elliot Management Corporation to divest substantially all of Dell Software Group ("DSG") for cash consideration of approximately $2.4 billion, resulting in a gain on sale, net of tax, of $0.6 billion. On October 31, 2016, the parties closed the transaction. On September 12, 2016, EMC entered into a definitive agreement with OpenText Corporation to divest the Dell EMC Enterprise Content Division ("ECD") for cash consideration of approximately $1.6 billion, resulting in a loss on sale, net of tax, of $0.4 billion. On January 23, 2017, the parties closed the transaction. In accordance with applicable accounting guidance, the results of Dell Services, DSG, and ECD, as well as the related gains or losses on sale, are presented as discontinued operations in the Consolidated Statements of Income (Loss) and, as such, have been excluded from both continuing operations and segment results for all periods presented. Further, the Company has reclassified the related assets and liabilities as held for sale in the Consolidated Statements of Financial Position. See Note 4 of the Notes to the Consolidated Financial Statements for additional information.

SecureWorks Initial Public Offering — On April 27, 2016, SecureWorks Corp. ("SecureWorks") completed a registered underwritten initial public offering ("IPO") of its Class A common stock. As of February 3, 2017, the Company held approximately 87.5% of the outstanding equity interest in SecureWorks. The results of the SecureWorks operations are included in other businesses. See Note 16 and Note 22 of the Notes to the Consolidated Financial Statements for more information.

Going-Private Transaction — On October 29, 2013, Dell was acquired by Denali Holding Inc. (which changed its name to Dell Technologies Inc. on August 25, 2016) in a merger transaction pursuant to an agreement and plan of merger, dated as of February 5, 2013, as amended. Dell Technologies is a Delaware corporation owned by Michael S. Dell and a separate property trust for the benefit of Mr. Dell's wife (the "MD Stockholders"), investment funds affiliated with Silver Lake Partners (the "SLP Stockholders"), investment funds affiliated with MSD Partners, L.P. (the "MSDC Stockholders"), members of Dell Technologies' management, and other investors. Mr. Dell serves as Chairman and Chief Executive Officer of Dell Technologies.

Basis of Presentation — These Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

As a result of the EMC merger transaction completed on September 7, 2016, the Company's results for the fiscal periods reflected in these Consolidated Financial Statements are not directly comparable. The results of the businesses acquired in the EMC merger transaction (the "acquired businesses") are included in the consolidated results of Dell Technologies for the fiscal year ended February 3, 2017, and represent the results of the acquired businesses from September 7, 2016, the date of the EMC merger transaction, through February 3, 2017, the end of the fiscal year of Dell Technologies. The results of the acquired businesses are reported on the basis of Dell Technologies' fiscal year end to align with the fiscal periods for which Dell Technologies reports its results.

The Dell Technologies balance sheet reflects the full consolidation of EMC's assets and liabilities as a result of the close of the EMC merger transaction on September 7, 2016. The Company's purchase accounting is substantially complete.

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business — The Company is a strategically aligned family of businesses that offers a broad range of technology solutions, including desktops, notebooks, tablets, servers and networking products, storage products, cloud solutions products, services, software, and third-party software and peripherals.

Fiscal Year — The Company's fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. The fiscal year ended February 3, 2017 ("Fiscal 2017") was a 53-week period.

Principles of Consolidation — These consolidated financial statements include the accounts of Dell Technologies and its wholly-owned subsidiaries, as well as the accounts of SecureWorks, VMware, Inc., and Pivotal Software, Inc. ("Pivotal"), companies which are majority-owned by Dell Technologies. All intercompany transactions have been eliminated.

On April 27, 2016, SecureWorks completed a registered underwritten IPO of its Class A common stock. As of February 3, 2017, Dell Technologies held approximately 87.5% of the outstanding equity interest in SecureWorks. Since the date of the IPO, the financial results of SecureWorks remain consolidated with those of Dell Technologies as Dell Technologies is the controlling stockholder of SecureWorks. The portion of the results of operations of SecureWorks allocable to its other owners is shown as net income (loss) attributable to the non-controlling interests in the Consolidated Statements of Income (Loss), as an adjustment to net income (loss) attributable to Dell Technologies stockholders. Additionally, the cumulative portion of the results of operations of SecureWorks allocable to those other owners, along with the interest in the net assets of SecureWorks attributable to those other owners, is shown as a component of non-controlling interests in the Consolidated Statements of Financial Position as of February 3, 2017.

As of February 3, 2017, Dell Technologies held approximately 82.5% of the outstanding equity interest in VMware. VMware's financial results have been consolidated with those of Dell Technologies as Dell Technologies is VMware's controlling stockholder. The results of VMware presented in the accompanying Consolidated Financial Statements represent the results of the acquired businesses from September 7, 2016, the date of the EMC merger transaction, through February 3, 2017, the end of the fiscal year of Dell Technologies. The portion of the results of operations of VMware allocable to its other owners is shown as net income (loss) attributable to the non-controlling interests in the Consolidated Statements of Income (Loss) as an adjustment to net income (loss) attributable to Dell Technologies stockholders. Additionally, the cumulative portion of the results of operations of VMware allocable to those other owners, along with the interest in the net assets of VMware attributable to those other owners, is shown as a component of non-controlling interests in the Consolidated Statements of Financial Position as of February 3, 2017.

As of February 3, 2017, Dell Technologies held approximately 77.8% of the outstanding equity interest in Pivotal. Pivotal's financial results have been consolidated with those of Dell Technologies as Dell Technologies is Pivotal's controlling stockholder. The results of Pivotal presented in the accompanying Consolidated Financial Statements represent the results of the acquired businesses from September 7, 2016, the date of the EMC merger transaction, through February 3, 2017, the end of the fiscal year of Dell Technologies. A portion of the non-controlling interest in Pivotal is held by third parties in the form of preferred equity instruments. Accordingly, there is no net income attributable to this portion of non-controlling interest in the Consolidated Statements of Income (Loss). The other portion of the non-controlling interest in Pivotal is held by third parties in the form of common stock. As such, there is net income (loss) attributable to this portion of non-controlling interest in the Consolidated Statements of Income (Loss) as an adjustment to net income (loss) attributable to Dell Technologies stockholders. Additionally, the interest in the net assets of Pivotal attributable to those other owners is shown as a component of non-controlling interests in the Consolidated Statements of Financial Position as of February 3, 2017.

Use of Estimates — The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying Notes. Actual results could differ materially from those estimates.

Cash and Cash Equivalents — All highly liquid investments, including credit card receivables due from banks, with original maturities of 90 days or less at date of purchase, are reported at fair value and are considered to be cash equivalents. All other investments not considered to be cash equivalents are separately categorized as investments.

Investments — All debt security investments with effective maturities in excess of one year and substantially all equity and other securities are recorded as long-term investments in the Consolidated Statements of Financial Position. In comparison,

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

debt security instruments with a remaining maturity shorter than one year are classified as short-term investments in the Consolidated Statements of Financial Position.

Unrealized gain and loss positions on investments classified as available-for-sale are included within accumulated other comprehensive income (loss), net of any related tax effect. Realized gains and losses and other-than-temporary impairments are reclassified from accumulated other comprehensive income (loss) to interest and other, net. Investments accounted for under the cost method are recorded at cost initially, which approximates fair value. Subsequently, if there is an indicator of impairment, the impairment is recognized in interest and other, net in the Consolidated Statements of Income (Loss).

Allowance for Doubtful Accounts — The Company recognizes an allowance for losses on accounts receivable in an amount equal to the estimated probable losses, net of recoveries. The allowance is based on an analysis of historical bad debt experience, current receivables aging, and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. The expense associated with the allowance for doubtful accounts is recognized in selling, general, and administrative expenses.

Financing Receivables — Financing receivables are presented net of allowance for losses and consist of customer receivables and residual interest. Customer receivables include revolving loans and fixed-term leases and loans resulting primarily from the sale of the Company's products and services. The Company has two portfolios: (1) fixed-term leases and loans and (2) revolving loans, and assesses risk at the portfolio level to determine the appropriate allowance levels. The portfolio segments are further segregated into classes based on products, customer type, and credit risk evaluation: (1) Revolving - Dell Preferred Account ("DPA"); (2) Revolving - Dell Business Credit ("DBC"); (3) Fixed-term - Consumer and Small Commercial; and (4) Fixed-term - Medium and Large Commercial. Fixed-term leases and loans are offered to qualified small and medium-sized businesses, large commercial accounts, governmental organizations, and educational entities. Additionally, fixed-term loans are also offered to certain individual consumer customers. Revolving loans are offered under private label credit financing programs. The DPA revolving loan programs are offered to individual consumers and the DBC revolving loan programs are offered to small and medium-sized business customers.

The Company retains a residual interest in equipment leased under its fixed-term lease programs. The amount of the residual interest is established at the inception of the lease based upon estimates of the value of the equipment at the end of the lease term using historical studies, industry data, and future value-at-risk demand valuation methods. On a quarterly basis, the Company assesses the carrying amount of its recorded residual values for impairment. Anticipated declines in specific future residual values that are considered to be other-than-temporary are recorded currently in earnings.

Allowance for Financing Receivable Losses

The Company recognizes an allowance for losses on financing receivables in an amount equal to the probable losses net of recoveries. The allowance for losses is generally determined at the aggregate portfolio level based on a variety of factors, including historical and anticipated experience, past due receivables, receivable type, and customer risk profile. Customer account principal and interest are charged to the allowance for losses when an account is deemed to be uncollectible or generally when the account is 180 days delinquent. While the Company does not generally place financing receivables on non-accrual status during the delinquency period, accrued interest is included in the allowance for loss calculation and, therefore, the Company is adequately reserved in the event of charge off. Recoveries on receivables previously charged off as uncollectible are recorded to the allowance for financing receivables losses. The expense associated with the allowance for financing receivables losses is recognized as cost of net revenue. Both fixed and revolving receivable loss rates are affected by macro-economic conditions, including the level of gross domestic product ("GDP") growth, unemployment rates, the level of commercial capital equipment investment, and the credit quality of the borrower.

Asset Securitization

The Company transfers certain U.S. customer financing receivables to Special Purpose Entities ("SPEs") that meet the definition of a Variable Interest Entity ("VIE") and are consolidated into the Consolidated Financial Statements. These SPEs are bankruptcy-remote legal entities with separate assets and liabilities. The purpose of the SPEs is to facilitate the funding of customer receivables in the capital markets. These SPEs have entered into financing arrangements with multi-seller conduits that, in turn, issue asset-backed debt securities in the capital markets. The asset securitizations in

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the SPEs are accounted for as secured borrowings. See Note 7 of the Notes to the Consolidated Financial Statements for additional information on the impact of the consolidation.

Inventories — Inventories are stated at the lower of cost or market with cost being determined on a first-in, first-out basis. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances.

Property, Plant, and Equipment — Property, plant, and equipment are carried at depreciated cost. Depreciation is determined using the straight-line method over the estimated economic lives of the assets, which range from ten to thirty years for buildings and two to ten years for all other assets. Leasehold improvements are amortized over the shorter of five years or the lease term. Gains or losses related to retirements or disposition of fixed assets are recognized in the period during which the retirement or disposition occurs.

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
As of February 3, 2017, capitalized software development costs were $202 million and are included in other non-current assets, net in the accompanying Consolidated Statements of Financial Position. Amortization expense for the period from September 7, 2016 through February 3, 2017 was immaterial. Prior to the EMC merger transaction, there were no significant capitalized software development costs specific to the remaining legacy businesses of Dell Technologies Inc. due to the timing in the research and development process of establishing technological feasibility.

The Company capitalizes eligible internal-use software development costs incurred subsequent to the completion of the preliminary project stage. Development costs are amortized over the shorter of the expected useful life of the software or five years. Costs associated with maintenance and minor enhancements to the features and functionality of the Company's website are expensed as incurred.

Impairment of Long-Lived Assets — The Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the assets. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. The Company reviews long-lived assets for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified.

Business Combinations — The Company accounts for business combinations, including the EMC merger transaction and the going-private transaction described in Note 1 of the Notes to the Consolidated Financial Statements, using the acquisition method of accounting. See Note 3 of the Notes to the Consolidated Financial Statements for more information on the EMC merger transaction. Accordingly, the assets and liabilities of the acquired business are recorded at their fair values at the date of acquisition. The excess of the purchase price over the fair value of the tangible and intangible assets acquired and the liabilities assumed is recorded as goodwill. During the measurement period, if new information is obtained about facts and circumstances that existed as of the acquisition date, cumulative changes in the estimated fair values of the net assets recorded may change the amount of the purchase price allocable to goodwill. During the measurement period, which expires one year from the acquisition date, changes to any purchase price allocations that are material to the Company's consolidated financial results will be adjusted in the reporting period in which the adjustment amount is determined.

In-process research and development costs are recorded at fair value as an indefinite-lived intangible asset and assessed for impairment thereafter until completion, at which point the asset is amortized over its expected useful life. All acquisition costs are expensed as incurred, and the results of operations of acquired businesses are included in the Consolidated Financial Statements from the acquisition date.

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible Assets Including Goodwill — Identifiable intangible assets with finite lives are amortized over their estimated useful lives. In addition, intangible assets are reviewed for impairment if indicators of potential impairment exist. Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis in the third fiscal quarter, or sooner if an indicator of impairment occurs.

Foreign Currency Translation — The majority of the Company's international sales are made by international subsidiaries, most of which have the U.S. dollar as their functional currency. The Company's subsidiaries that do not have the U.S. dollar as their functional currency translate assets and liabilities at current rates of exchange in effect at the balance sheet date. Revenue and expenses from these international subsidiaries are translated using the monthly average exchange rates in effect for the period in which the transactions occur. Foreign currency translation adjustments are included as a component of accumulated other comprehensive income (loss) ("OCI") in stockholders' equity.

Local currency transactions of international subsidiaries that have the U.S. dollar as the functional currency are remeasured into U.S. dollars using the current rates of exchange for monetary assets and liabilities and historical rates of exchange for non-monetary assets and liabilities. Gains and losses from remeasurement of monetary assets and liabilities are included in interest and other, net.

Hedging Instruments — The Company uses derivative financial instruments, primarily forwards, options, and swaps, to hedge certain foreign currency and interest rate exposures. The relationships between hedging instruments and hedged items, as well as the risk management objectives and strategies for undertaking hedge transactions, are formally documented. The Company does not use derivatives for speculative purposes.

All derivative instruments are recognized as either assets or liabilities in the Consolidated Statements of Financial Position and are measured at fair value. Hedge accounting is applied based upon the criteria established by accounting guidance for derivative instruments and hedging activities. Derivatives are assessed for hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative. Any hedge ineffectiveness is recognized currently in earnings as a component of interest and other, net. For derivatives that are not designated as hedges or do not qualify for hedge accounting treatment, the Company recognizes the change in the instrument's fair value currently in earnings as a component of interest and other, net. The Company's hedge portfolio includes non-designated derivatives and derivatives designated as cash flow hedges.

For derivative instruments that are designated as cash flow hedges, hedge ineffectiveness is measured by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the fair value of the hedged item, both of which are based on forward rates. The Company records the effective portion of the gain or loss on the derivative instrument in accumulated other comprehensive income (loss), as a separate component of stockholders' equity, and reclassifies the gain or loss into earnings in the period during which the hedged transaction is recognized in earnings.

Cash flows from derivative instruments are presented in the same category on the Consolidated Statements of Cash Flows as the cash flows from the underlying hedged items. See Note 9 of the Notes to the Consolidated Financial Statements for a description of the Company's derivative financial instrument activities.

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

Revenue from certain third-party software sales and extended warranties for third-party products, for which the Company does not meet the criteria for gross revenue recognition, is recognized on a net basis. All other revenue is recognized on a gross basis.

The following summarizes the major terms of contractual relationships with customers and the manner in which the Company accounts for sales transactions.

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Products

Product revenue consists of computer hardware, enterprise hardware, and software licenses sales that are delivered, sold as a subscription or sold on a consumption basis. Computer hardware and enterprise hardware include notebooks and desktop PCs, servers, storage hardware, and other hardware-related devices. Software license sales include optional, stand-alone software applications. Software applications provide customers with resource management, backup and archiving, information security, information management and intelligence, data analytics and server virtualization capabilities. Revenue from the sale of hardware products and systems is recognized when title and risk of loss pass to the customer. Delivery is considered complete when products have been shipped to the Company's customer, title and risk of loss have transferred to the customer, and customer acceptance has been satisfied. Customer acceptance is satisfied if acceptance is obtained from the customer, if all acceptance provisions lapse, or if the Company has evidence that all acceptance provisions have been satisfied. Depending on the nature of the arrangement, revenue from software license sales is generally recognized upon shipment or electronic delivery. For certain arrangements, revenue is recognized based on usage or ratably over the term of the arrangement.  License revenue from royalty arrangements is recognized upon either receipt of royalty reports or payments from third parties.

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

Multiple Deliverables

When an arrangement has more than one element, such as hardware, software, and services contained in a single arrangement, the Company first allocates revenue based upon the relative selling price into two categories: (1) non-software components, such as hardware and any hardware-related items, such as required system software that functions with the hardware to deliver the essential functionality of the hardware and related post-contract customer

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

support, software as a service subscriptions and other services; and (2) software components, such as optional software applications and related items, such as post-contract customer support and other services. The Company then allocates revenue within the non-software category to each element based upon its relative selling price using a hierarchy of vendor-specific objective evidence ("VSOE"), third-party evidence of selling price ("TPE"), or estimated selling prices ("ESP"), if VSOE or TPE does not exist. The Company allocates revenue within the software category to the undelivered elements based upon their fair value using VSOE, with the residual revenue allocated to the delivered elements. If the Company cannot objectively determine the VSOE of the fair value of any undelivered software element, it defers revenue for all software components until all elements are delivered and services have been performed, until fair value can objectively be determined for any remaining undelivered elements, or until software maintenance is the only undelivered element, in which case revenue is recognized over the maintenance term for all software elements.

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

Other

The Company records revenue from the sale of equipment under sales-type leases as product revenue in an amount equal to the present value of minimum lease payments at the inception of the lease. Sales-type leases also produce financing income, which is included in net products revenue in the Consolidated Statements of Income (Loss) and is recognized at consistent rates of return over the lease term. Revenue from operating leases is recognized over the lease period. The Company also offers qualified customers revolving credit lines for the purchase of products and services offered by the Company. Financing income attributable to these revolving loans is recognized in net products revenue on an accrual basis.

The Company reports revenue net of any revenue-based taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue-producing transactions.

Standard Warranty Liabilities — The Company records warranty liabilities for its standard limited warranty at the time of sale for the estimated costs that may be incurred under its limited warranty. The liability for standard warranties is included in accrued and other current and other non-current liabilities in the Consolidated Statements of Financial Position. The specific warranty terms and conditions vary depending upon the product sold and the country in which the Company does business, but generally includes technical support, parts, and labor over a period ranging from one to three years. Factors that affect the Company's warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company's warranty obligation. The anticipated rate of warranty claims is the primary factor impacting the estimated warranty obligation. The other factors are less significant due to the fact that the average remaining aggregate warranty period of the covered installed base is approximately 17 months, repair parts are generally already in stock or available at pre-determined prices, and labor rates are generally arranged at pre-established amounts with service providers. Warranty claims are relatively predictable based on historical experience of failure rates. If actual results differ from the estimates, the Company revises its estimated warranty liability. Each quarter, the Company reevaluates its estimates to assess the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Deferred Revenue — Deferred revenue is recorded when billings have been generated or payments have been received for undelivered products or services, or in the situation where revenue recognition criteria have not been met. Deferred revenue represents amounts received in advance for extended warranty services, software maintenance, unearned license fees, and deferred profit on third-party software offerings. Deferred revenue is recognized on these items when the revenue recognition criteria are met, generally resulting in ratable recognition over the contract term. We also have deferred revenue related to

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

undelivered hardware and professional services, consisting of installations and consulting engagements, which are recognized as our obligations under the contract are completed.

Vendor Rebates and Settlements — The Company may receive consideration from vendors in the normal course of business. Certain of these funds are rebates of purchase price paid and others are related to reimbursement of costs incurred by the Company to sell the vendor's products. The Company recognizes a reduction of cost of goods sold and inventory if the funds are determined to be a reduction of the price of the vendor's products. If the consideration is a reimbursement of costs incurred by the Company to sell or develop the vendor's products, then the consideration is classified as a reduction of that cost, most often operating expenses, in the Consolidated Statements of Income (Loss). In order to be recognized as a reduction of operating expenses, the reimbursement must be for a specific, incremental, and identifiable cost incurred by the Company in selling the vendor's products or services.

In addition, the Company may settle commercial disputes with vendors from time to time. Claims for loss recoveries are recognized when a loss event has occurred, recovery is considered probable, the agreement is finalized, and collectibility is assured. Amounts received by the Company from vendors for loss recoveries are generally recorded as a reduction of cost of goods sold.

Loss Contingencies — The Company is subject to the possibility of various losses arising in the ordinary course of business. The Company considers the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as the Company's ability to reasonably estimate the amount of loss, in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information available to determine whether such accruals should be adjusted and whether new accruals are required.

Shipping Costs — The Company's shipping and handling costs are included in cost of net revenue in the Consolidated Statements of Income (Loss).

Selling, General, and Administrative — Selling expenses include items such as sales salaries and commissions, marketing and advertising costs, and contractor services. Advertising costs are expensed as incurred in selling, general, and administrative expenses in the Consolidated Statements of Income (Loss). For the fiscal years ended February 3, 2017, January 29, 2016, and January 30, 2015, advertising expenses were $772 million, $594 million, and $582 million, respectively. General and administrative expenses include items for the Company's administrative functions, such as finance, legal, human resources, and information technology support. These functions include costs for items such as salaries, maintenance and supplies, insurance, depreciation expense, and allowance for doubtful accounts.

Research and Development — Research and development ("R&D") costs are expensed as incurred. R&D costs include salaries and benefits and other personnel-related costs associated with product development. Also included in R&D expenses are infrastructure costs, which consist of equipment and material costs, facilities-related costs, depreciation expense, and intangible asset amortization.

Income Taxes — Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company calculates a provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes. The Company provides valuation allowances for deferred tax assets, where appropriate. In assessing the need for a valuation allowance, the Company considers all available evidence for each jurisdiction, including past operating results, estimates of future taxable income, and the feasibility of ongoing tax planning strategies. In the event the Company determines that all or part of the net deferred tax assets are not realizable in the future, the Company will make an adjustment to the valuation allowance that would be charged to earnings in the period in which such determination is made.

The accounting guidance for uncertainties in income tax prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company recognizes a tax benefit from an uncertain tax position in the financial statements only when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits and a consideration of the relevant taxing authority's administrative practices and precedents.

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-Based Compensation — The Company measures stock-based compensation expense for all share-based awards granted based on the estimated fair value of those awards at grant date. For service-based stock options, the Company typically estimates the fair value of these awards using the Black-Scholes valuation model and for performance-based stock options, the Company estimates the fair value of these awards using the Monte Carlo valuation model.

The compensation cost of service-based stock options, restricted stock, and restricted stock units is recognized net of any estimated forfeitures on a straight-line basis over the employee requisite service period.  Compensation cost for performance-based options, containing a market condition, is recognized on a graded accelerated basis net of estimated forfeitures over the requisite service period. Forfeiture rates are estimated at grant date based on historical experience and adjusted in subsequent periods for differences in actual forfeitures from those estimates.  See Note 19 of the Notes to the Consolidated Financial Statements for further discussion of stock-based compensation.

Recently Issued Accounting Pronouncements

Revenue from Contracts with Customers — In May 2014, the Financial Accounting Standards Board (the "FASB") issued amended guidance on the recognition of revenue from contracts with customers. The objective of the new standard is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede substantially all of the existing revenue recognition guidance, including industry-specific guidance. The new standard requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also provides guidance on the accounting for costs to fulfill or obtain a customer contract. Further, the new standard requires additional disclosures to help enable users of the financial statements to better understand the nature, amount, timing, risks, and judgments related to revenue recognition and related cash flows from contracts with customers.

In August 2015, the FASB approved a one-year deferral of the effective date of this standard. Public entities are required to adopt the new standard for fiscal years, and interim periods within those years, beginning after December 15, 2017. The new revenue standard may be applied retrospectively to each prior period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings (modified retrospective method). The Company currently anticipates adopting this standard retrospectively to each prior period presented for the fiscal year beginning February 3, 2018.

While the Company is currently evaluating the financial and system impacts that the new standard will have on the Consolidated Financial Statements, the Company expects that unearned license revenue related to the sale of software licenses and related deliverables will decline upon adoption. Currently, the Company defers revenue for certain software arrangements due to the absence of vendor specific objective evidence ("VSOE") of fair value for all or a portion of the deliverables. Under the new standard, the Company will no longer be required to establish VSOE of fair value in order to account for elements in an arrangement as separate units of accounting, and will be able to record revenue upon satisfaction of each performance obligation. Additionally, the Company expects the new standard to have an impact in the way the transaction price is allocated for certain non-standard warranties. The new standard is expected to result in more of the aggregate transaction price related to the non-standard warranty being recorded as revenue upon delivery of the underlying product, because the Company will no longer defer revenue based on the separately stated price of the non-standard warranty provided under the contract. The Company continues to make progress in assessing the impacts of the standard on the Consolidated Financial Statements and will continue to evaluate the impact of any changes to the standard or interpretations should they become available.

Presentation of Debt Issuance Costs — In April 2015, the FASB issued amended guidance which changes the classification of debt issuance costs in the Consolidated Statements of Financial Position. The new guidance requires debt issuance costs to be presented as a direct deduction from the carrying amount of the related debt liability consistent with the presentation of debt discounts, rather than as an asset. The guidance related to recognition and measurement of debt issuance costs remains unchanged. The Company implemented the new presentation in the fiscal year ended February 3, 2017 on a retrospective basis, and except for the reclassification of debt issuance costs of $128 million as of January 29, 2016 in the accompanying Consolidated Statements of Financial Position, there was no other impact on the Consolidated Financial Statements.

Recognition and Measurement of Financial Assets and Financial Liabilities — In January 2016, the FASB issued amended guidance on Recognition and Measurement of Financial Assets and Financial Liabilities. The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Public entities must adopt the new

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

guidance for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company does not expect that the standard will have a material impact on the Consolidated Financial Statements.

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

Improvements to Employee Share-Based Payment Accounting — In March 2016, the FASB issued amended guidance on the accounting for employee share-based payments. The topics that were amended in the update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The impact to the Consolidated Financial Statements will depend on the Company's stock price at the awards' vest dates or exercise dates and the number of awards that vest or exercise in each period.  Public entities must adopt the new guidance for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company adopted the updated standard effective February 4, 2017. The updated standard is not expected to have a material impact on the Consolidated Financial Statements.

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

Intra-Entity Transfers of Assets Other Than Inventory — In October 2016, the FASB issued amended guidance on the accounting for income taxes. The new guidance requires companies to recognize the income tax effects of intra-entity asset transfers, other than transfers of inventory, when the transfer occurs instead of when the asset is sold to a third party, as current GAAP requires. Public entities must adopt the new guidance for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted at the beginning of an annual period. The new guidance is required to be applied retrospectively with the cumulative effect recognized as of the beginning of the period of adoption. The Company plans to adopt the guidance in the first quarter of Fiscal 2018.  At adoption, approximately $83 million will be reclassified from other non-current liabilities to retained earnings, resulting in a net credit to retained earnings.

Simplifying the Test for Goodwill Impairment — In January 2017, the FASB issued amended guidance to simplify the subsequent measurement of goodwill by removing Step 2 of the goodwill impairment test. Instead, under the amendments in the new guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. Public entities must adopt the new guidance in fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact of the new guidance and timing of adoption, but does not expect that the standard will have an impact on its Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Pursuant to the terms of the merger agreement, upon the completion of the EMC merger transaction, each issued and outstanding share of common stock, par value $0.01 per share, of EMC (approximately 2.0 billion as of September 7, 2016) was converted into the right to receive (1) $24.05 in cash, without interest, and (2) 0.11146 validly issued, fully paid and non-assessable shares of common stock of the Company designated as Class V Common Stock, par value $0.01 per share (the "Class V Common Stock"), plus cash in lieu of any fractional shares. Shares of the Class V Common Stock were approved for listing on the New York Stock Exchange (the "NYSE") under the ticker symbol "DVMT" and began trading on September 7, 2016.

The Class V Common Stock is a type of common stock commonly referred to as a tracking stock, which is a class of common stock that is intended to track the economic performance of a defined set of assets and liabilities. The approximately 223 million shares of Class V Common Stock issued by Dell Technologies on September 7, 2016 are intended to track the economic performance of approximately 65% of the Company's economic interest in the Class V Group as of the closing date of the EMC merger transaction. As of the closing date of the EMC merger transaction, the Class V Group, which consists of the Company's economic interest in the VMware business, consisted of approximately 343 million shares of Class A common stock, par value $0.01 per share, of VMware held by the Company. As of such date, the DHI Group retained approximately 35% of the Company's economic interest in the Class V Group. The DHI Group generally refers, in addition to such retained interest, to the direct and indirect interest of Dell Technologies in all of Dell Technologies' business, assets, properties, liabilities, and preferred stock other than those attributable to the Class V Group.

Although the Class V Common Stock is intended to track the performance of approximately 65% of the Company's economic interest in the VMware business as of the closing date of the EMC merger transaction, there can be no assurance that the market price of the Class V Common Stock will, in fact, reflect the performance of such economic interest. Holders of the Class V Common Stock are subject to all risks associated with an investment in Dell Technologies and all of its businesses, assets, and liabilities. The holders of the Class V Common Stock do not have any special rights related to, direct ownership interest in, or recourse against the assets and liabilities attributed to the Class V Group. While the Class V Group initially consists of the Company's economic interest in the shares of VMware Class A common stock attributed to it, the Class V Group in the future may have different assets and liabilities attributed to it.

EMC, including its subsidiaries and affiliates, enables customers to build cloud-based infrastructures for existing applications while at the same time helping customers build and run new applications. EMC's businesses include Information Storage, VMware, Pivotal, RSA Information Security, and Virtustream. The EMC merger transaction represents a key element of the Company's strategy to provide the essential infrastructure for organizations to build their digital future, transform IT, and protect their most important asset, information. Revenues of approximately $9.2 billion and net loss of approximately $2.1 billion attributable to EMC are included in the Consolidated Statements of Income (Loss) from the transaction date to February 3, 2017. Both revenues and net loss attributable to EMC include the impact of purchase accounting as a result of the EMC merger transaction.

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Consideration Transferred

The following table summarizes the consideration transferred to effect the EMC merger transaction:

Purchase Price
(in millions)
Consideration transferred:
Cash	$47,694
Expense and other (a)	968
Class V Common Stock (b)	10,041
Total consideration transferred	58,703
Non-controlling interests (c)	6,048
Less: Post-merger stock compensation expense (d)	(800)
Total purchase price to allocate	$63,951
____________________
(a) Expense and other primarily consists of cash payment for post-merger stock compensation expense, as described in footnote (d), and the value related to pre-merger services of EMC equity awards converted to deferred cash awards.

(b)
The fair value of the Class V Common Stock is based on the issuance of approximately 223 million shares with a per-share fair value of $45.07 (the opening share price of the Class V Common Stock on the NYSE on September 7, 2016, the first day of trading), which shares are intended to track the economic performance of approximately 65% of the Company's economic interest in the VMware business, as of the closing date of the EMC merger transaction.

(c)
Non-controlling interests in VMware and Pivotal was $6.0 billion as of September 7, 2016. The fair value of the non-controlling interest related to VMware was calculated by multiplying outstanding shares of VMware common stock that were not owned by EMC by $73.28 (the opening share price of VMware Class A common stock on the NYSE on September 7, 2016). The fair value of the non-controlling interest relating to Pivotal was calculated based on the fair value of Pivotal, the ownership percentage of the non-controlling interests, and a discount for lack of control related to the non-controlling interest.

(d)
Pursuant to the guidelines of ASC 805, a portion of the consideration related to accelerated EMC equity awards was recorded as post-merger day one stock compensation expense. This expense is attributable to post-merger services not rendered due to the acceleration.

Subsequent to the EMC merger transaction date, the Company recorded adjustments that increased goodwill by a net amount of approximately $264 million, decreased the fair value of VMware non-controlling interests by approximately $49 million, and increased the deferred tax liability associated with fair value adjustments primarily related to purchased intangibles and inventories by approximately $313 million. These adjustments primarily resulted from new information about facts and circumstances that existed at the time of the acquisition.

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets Acquired and Liabilities Assumed

The EMC merger transaction has been accounted for as a business combination under the acquisition method of accounting. The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed by major class as of the transaction date. The Company's purchase accounting is substantially complete. The cumulative impact of any subsequent changes resulting from the facts and circumstances that existed as of the transaction date will be adjusted in the reporting period in which the adjustment amount is determined.

Preliminary Allocation
(in millions)
Preliminary purchase price allocation (a):
Current assets:
Cash and cash equivalents	$10,080
Short-term investments	1,765
Accounts receivable (b)	2,810
Short-term financing receivables	64
Inventories, net	1,993
Other current assets	903
Total current assets	17,615
Property, plant, and equipment	4,490
Long-term investments	4,317
Long-term financing receivables, net	65
Goodwill (c)	31,539
Purchased intangibles (d)	31,218
Other non-current assets	445
Total assets	$89,689
Current liabilities:
Short-term debt	$905
Accounts payable	728
Accrued and other	3,259
Short-term deferred revenue (e)	4,954
Total current liabilities	9,846
Long-term debt	5,474
Long-term deferred revenue (e)	3,469
Deferred tax liabilities	6,625
Other non-current liabilities	324
Total liabilities	$25,738
Total net assets	$63,951
____________________

(a)
Includes amounts allocated to ECD, which were classified as held for sale as of February 3, 2017. See Note 4 of the Notes to the Consolidated Financial Statements for more information on discontinued operations.

(b)
Accounts receivable is comprised primarily of customer trade receivables. As such, the fair value of accounts receivable approximates the net carrying value of $2,810 million. The gross amount due is $2,919 million, of which $109 million is not expected to be collected.

(c)
The Company recorded $31.5 billion in goodwill related to this transaction, which is primarily related to expected synergies from the transaction. This amount represents the excess of the purchase price over the fair value of the assets acquired and liabilities assumed associated with this transaction. This goodwill is not deductible for tax purposes. See Note 10 of the Notes to the Consolidated Financial Statements for preliminary goodwill allocation by reportable segment.

(d)
Identifiable intangible assets are required to be measured at fair value. The fair value of identifiable intangible assets is determined primarily using variations of the income approach, which is based on the present value of the future after-tax cash flows attributable to each identifiable intangible asset. Some of the more significant assumptions inherent in the

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

development of intangible asset values, from the perspective of a market participant, include, but are not limited to, the amount and timing of projected future cash flows (including revenue and profitability); the discount rate selected to measure the risks inherent in the future cash flows; the assessment of the asset's life cycle; the competitive trends impacting the asset; technology migration factors; and customer turnover.
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

The preliminary fair values of EMC's identifiable intangible assets and their weighted-average useful lives have been estimated as follows:

	Estimated Fair Value	Weighted Average Useful Life
	(in millions)	(in years)
Developed technology	$13,460	6
Customer relationships	13,440	11
Trade names (Indefinite lived)	2,320	Indefinite
Trade names (Definite lived)	980	8
In-process research and development (a)	890	Indefinite
Leasehold assets	128	25
Total identifiable intangible assets	$31,218
____________________
(a) In-process research and development is expected to be placed in to service during the first quarter of the fiscal year ending February 2, 2018.

The total weighted-average amortization period for the intangible assets subject to amortization is 8 years.

Acquisition-related Costs

From inception through February 3, 2017, the Company incurred $1.2 billion of acquisition-related costs in connection with the EMC merger transaction. Of this amount, as of February 3, 2017, $0.7 billion are capitalized debt issuance costs which were primarily presented as a direct reduction of the carrying amount of the related debt liability in the Consolidated Statements of Financial Position. The remaining $0.5 billion of costs were recognized in the Consolidated Statements of Income (Loss) for the periods presented as follows:

	Fiscal Year Ended
	February 3, 2017	January 29, 2016
	(in millions)
Acquisition-related costs:
Selling, general, and administrative expenses (a)	$261	$40
Interest and other, net (b)	271	—
Total	$532	$40
____________________
(a) Acquisition-related costs recognized in selling, general, and administrative expenses primarily consist of outside services.
(b) Acquisition-related costs recognized in interest and other, net consist of both initially expensed debt issuance costs and the subsequent amortization of amounts capitalized as of the transaction date.

In addition to the acquisition-related costs disclosed above, the Company incurred $0.8 billion in stock-based compensation charges related to the acceleration of vesting on EMC stock awards, and $0.1 billion in special retention cash awards issued to certain key employees. These expenses were primarily recognized in selling, general, and administrative expenses during the fiscal year ended February 3, 2017.

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pro Forma Revenue and Earnings

The following table provides unaudited pro forma results of operations for the periods presented as if the transaction date had occurred on January 31, 2015, the first day of Fiscal 2016.

	Fiscal Year Ended
	February 3, 2017	January 29, 2016
	(in millions)
Total net revenue	$74,225	$73,138
Net loss attributable to Dell Technologies Inc.	$(3,200)	$(6,013)

The pro forma information for the fiscal year ended February 3, 2017 combines the Company's historical results for the fiscal year ended February 3, 2017 with EMC's historical results for the period from February 1, 2016 to September 6, 2016. The pro forma information for the fiscal year ended January 29, 2016 combines the Company's historical results for the fiscal year ended January 29, 2016 with EMC's historical results for the fiscal year ended December 31, 2015. The historical results have been adjusted in the pro forma information to give effect to items that are (a) directly attributable to the EMC merger transaction, (b) factually supportable, and (c) expected to have a continuing impact on the combined company's results. The unaudited pro forma results include the recognition of non-recurring purchase accounting adjustments related to the step-up of inventory of $0.7 billion as well as the recognition of non-recurring transaction and integration costs, including accelerated stock-based compensation expense, of $1.5 billion in the fiscal year ended January 29, 2016.

The pro forma information is presented for informational purposes only. The pro forma information does not purport to represent what the combined company's results of operations or financial condition would have been had the EMC merger transaction actually occurred on the date indicated, and does not purport to project the combined company's results of operations for any future period or as of any future date.

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 — DISCONTINUED OPERATIONS

Dell Services Divestiture — On March 27, 2016, Dell entered into a definitive agreement with NTT Data International L.L.C. to divest substantially all of Dell Services. On November 2, 2016, the parties closed substantially all of the transaction. Total cash consideration received by the Company as of February 3, 2017 was approximately $3.0 billion, resulting in a gain on sale, net of tax, of $1.7 billion. The remainder of the transaction closed subsequent to the fiscal year ended February 3, 2017.

Dell Software Group Divestiture — On June 19, 2016, Dell entered into a definitive agreement with Francisco Partners and Elliot Management Corporation to divest substantially all of DSG. On October 31, 2016, the parties closed the transaction. At the completion of the sale, total cash consideration received by the Company was approximately $2.4 billion, resulting in a gain on sale, net of tax, of $0.6 billion.

Enterprise Content Division Divestiture — On September 12, 2016, EMC, a subsidiary of the Company, entered into a definitive agreement with OpenText Corporation to divest the Dell EMC Enterprise Content Division. On January 23, 2017, the parties closed the transaction. At the completion of the sale, total cash consideration received by the Company was approximately $1.6 billion, resulting in a loss on sale, net of tax, of $0.4 billion.

Discontinued Operations Presentation — In accordance with applicable accounting guidance, the Company concluded that Dell Services, DSG, and ECD have met the criteria for discontinued operations reporting as of March 27, 2016, June 19, 2016, and September 7, 2016, respectively. Accordingly, the Company reclassified the financial results of Dell Services and DSG as discontinued operations in the Consolidated Statements of Income (Loss) for all periods presented. The Company classified the results of ECD as discontinued operations for the period from September 7, 2016 through February 3, 2017 due to the ECD business only being included in the Company's consolidated results since the closing of the EMC merger transaction. These financial results and the related gains or losses on sale are presented as "Income (loss) from discontinued operations, net of income taxes" in the accompanying Consolidated Statements of Income (Loss) for the fiscal years ended February 3, 2017, January 29, 2016, and January 30, 2015. The Company reclassified the related assets and liabilities as "Current assets held for sale" and "Current liabilities held for sale" in the accompanying Consolidated Statements of Financial Position as of January 29, 2016. Cash flows from the Company's discontinued operations are included in the accompanying Consolidated Statements of Cash Flows.

Upon closing of the respective transactions, the Company entered into transition services agreements with NTT Data International L.L.C., Francisco Partners and Elliot Management, and OpenText Corporation pursuant to which the Company provides various administrative services on an interim transitional basis. Transition services may be provided for up to one year, with an option to renew after that period. The Company also entered into various commercial agreements with NTT Data International, Francisco Partners and Elliot Management, and OpenText Corporation that includes reseller agreements for certain offerings.

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present key financial results of ECD, Dell Services, and DSG included in "Income (loss) from discontinued operations, net of income taxes" for the fiscal years ended February 3, 2017, January 29, 2016, and January 30, 2015:

	Fiscal Year Ended February 3, 2017
	ECD (a)	Dell Services	DSG	Total
	(in millions)
Net revenue	$209	$1,980	$975	$3,164
Cost of net revenue	56	1,563	252	1,871
Operating expenses	137	347	726	1,210
Interest and other, net	(1)	(8)	(2)	(11)
Income (loss) from discontinued operations before income taxes and gain (loss) on disposal	15	62	(5)	72
Income tax provision (benefit)	3	(40)	(23)	(60)
Income from discontinued operations, net of income taxes, before gain (loss) on disposal	12	102	18	132
Gain (loss) on disposal, net of tax expense (benefit) of $182, $(256), and $506, respectively	(356)	1,680	563	1,887
Income (loss) from discontinued operations, net of income taxes	$(344)	$1,782	$581	$2,019
____________________

(a)
The Company classified the results of ECD as discontinued operations for the period from September 7, 2016 through February 3, 2017 due to the ECD business only being included in the Company's consolidated results since the closing of the EMC merger transaction.

	Fiscal Year Ended January 29, 2016
	Dell Services	DSG	Total
	(in millions)
Net revenue	$2,686	$1,289	$3,975
Cost of net revenue	2,157	373	2,530
Operating expenses	399	915	1,314
Interest and other, net	—	(20)	(20)
Income (loss) from discontinued operations before income taxes	130	(19)	111
Income tax provision	42	5	47
Income (loss) from discontinued operations, net of income taxes	$88	$(24)	$64

	Fiscal Year Ended January 30, 2015
	Dell Services	DSG	Total
	(in millions)
Net revenue	$2,691	$1,286	$3,977
Cost of net revenue	2,318	347	2,665
Operating expenses	391	1,027	1,418
Interest and other, net	—	(25)	(25)
Loss from discontinued operations before income taxes	(18)	(113)	(131)
Income tax benefit	(15)	(3)	(18)
Loss from discontinued operations, net of income taxes	$(3)	$(110)	$(113)

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the major classes of assets and liabilities related to Dell Services and DSG as of January 29, 2016, which were classified as held for sale:

	January 29, 2016
	Dell Services	DSG	Total
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$254	$254
Accounts receivable, net	404	244	648
Inventories, net	—	24	24
Other current assets	73	11	84
Total current assets	477	533	1,010
Property, plant, and equipment, net	515	106	621
Goodwill	252	1,391	1,643
Intangible assets, net	388	613	1,001
Other non-current assets	50	8	58
Total assets	$1,682	$2,651	$4,333

LIABILITIES
Current liabilities:
Accounts payable	$38	$15	$53
Accrued and other	180	160	340
Short-term deferred revenue	82	625	707
Total current liabilities	300	800	1,100
Long-term deferred revenue	53	333	386
Other non-current liabilities	31	82	113
Total liabilities	$384	$1,215	$1,599

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The significant cash flow items from ECD, Dell Services, and DSG for the fiscal years ended February 3, 2017, January 29, 2016, and January 30, 2015 were as follows:

	Fiscal Year Ended
	February 3, 2017	January 29, 2016	January 30, 2015
	(in millions)
Depreciation and amortization (a)
Dell Services	$32	$211	$221
DSG	66	167	157
Total depreciation and amortization	$98	$378	$378
Capital expenditures
Dell Services	$82	$91	$123
DSG	20	25	26
ECD	2	—	—
Total capital expenditures	$104	$116	$149
____________________

(a)
Depreciation and amortization ceased upon determination that Dell Services and DSG had met the criteria for discontinued operations reporting as of March 27, 2016 and June 19, 2016, respectively. Depreciation and amortization for ECD ceased upon determination that the held for sale criteria were met as of September 7, 2016, concurrently with the closing of the EMC merger transaction.

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 — FAIR VALUE MEASUREMENTS

The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of February 3, 2017 and January 29, 2016:

	February 3, 2017 (a)				January 29, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(in millions)
Assets:
Cash equivalents:
Money market funds	$4,866	$—	$—	$4,866	$3,832	$—	$—	$3,832
Municipal obligations	—	3	—	3	—	—	—	—
Debt securities:
U.S. government and agencies	444	470	—	914	—	—	—	—
U.S. corporate	—	1,800	—	1,800	—	—	—	—
Foreign	—	2,083	—	2,083	—	—	—	—
Municipal obligations	—	352	—	352	—	—	—	—
Asset-backed securities	—	4	—	4	—	—	—	—
Equity and other securities	169	—	—	169	—	—	—	—
Derivative instruments	—	205	—	205	—	195	—	195
Common stock purchase agreement	—	—	—	—	—	—	10	10
Total assets	$5,479	$4,917	$—	$10,396	$3,832	$195	$10	$4,037
Liabilities:
Derivative instruments	$—	$64	$—	$64	$—	$12	$—	$12
Debt - Other	—	—	—	—	—	—	28	28
Total liabilities	$—	$64	$—	$64	$—	$12	$28	$40
____________________
(a) The Company did not transfer any securities between levels during the fiscal year ended February 3, 2017.

The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value:

Money Market Funds — The Company's investment in money market funds that are classified as cash equivalents hold underlying investments with a weighted average maturity of 90 days or less and are recognized at fair value. The valuations of these securities are based on quoted prices in active markets for identical assets, when available, or pricing models whereby all significant inputs are observable or can be derived from or corroborated by observable market data. The Company reviews security pricing and assesses liquidity on a quarterly basis. As of February 3, 2017, the Company's U.S. portfolio had no material exposure to money market funds with a fluctuating net asset value.

Cash Equivalent Municipal Obligations — The Company's municipal obligations that are classified as cash equivalents have original maturities of 90 days or less and are recognized at fair value. The valuation methodology for these securities is the same as the methodology for non-cash equivalent municipal obligations as described in the Debt Securities section below.

Debt Securities — The majority of the Company's debt securities consist of various fixed income securities such as U.S. government and agencies, U.S. corporate, and foreign. Valuation is based on pricing models whereby all significant inputs, including benchmark yields, reported trades, broker-dealer quotes, issue spreads, benchmark securities, bids, offers, and other market related data, are observable or can be derived from or corroborated by observable market data for substantially the full

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

term of the asset. Inputs are documented in accordance with the fair value measurements hierarchy. The Company reviews security pricing and assesses liquidity on a quarterly basis. See Note 6 of the Notes to the Consolidated Financial Statements for additional information about investments.

Equity Securities — The majority of the Company's investments in equity and other securities that are measured at fair value on a recurring basis consist of strategic investments in publicly traded companies. The valuation of these securities is based on quoted prices in active markets.

Derivative Instruments — The Company's derivative financial instruments consist primarily of foreign currency forward and purchased option contracts and interest rate swaps. The fair value of the portfolio is determined using valuation models based on market observable inputs, including interest rate curves, forward and spot prices for currencies, and implied volatilities. Credit risk is also factored into the fair value calculation of the Company's derivative instrument portfolio. See Note 9 of the Notes to the Consolidated Financial Statements for a description of the Company's derivative financial instrument activities.

Debt - Other — As of January 29, 2016, the Company recognized a portion of its short-term debt at fair value. This debt was represented by promissory notes issued on August 3, 2015 and September 14, 2015, which were extinguished during the fiscal year ended February 3, 2017. The Company determined fair value using a discounted cash flow model which included significant unobservable inputs and assumptions.  The unobservable inputs used include projected cash outflows over varying possible maturity dates, weighted by the probability of those possible outcomes, along with assumed discount rates.

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

The Company applied the proceeds from the sale of the shares to finance a portion of the consideration for the EMC merger transaction. Each agreement provided for price protection in the event additional equity investors purchased common stock of the Company at a lower price. The agreements with Michael S. Dell, the MSDC Stockholders, and the SLP Stockholders were not required to be remeasured to fair value through settlement and were effectively capital commitments, because of the degree of control and influence such persons could exercise over the Company. The provision relating to price protection was considered substantive to Temasek as an unrelated party. Consequently, the Company recognized the contract as an asset or liability, initially recorded at fair value of zero, with subsequent changes in fair value recorded in earnings through settlement. The Company determined the fair value of this forward contract using a Black-Scholes valuation model, which included significant unobservable inputs and assumptions.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis — Certain assets are measured at fair value on a nonrecurring basis and therefore are not included in the recurring fair value table above. These assets consist primarily of non-financial assets such as goodwill and intangible assets. See Note 10 of the Notes to the Consolidated Financial Statements for additional information about goodwill and intangible assets.

As of February 3, 2017 and January 29, 2016, the Company held strategic investments of $455 million and $114 million, respectively. These investments are accounted for under the cost method and are not included in the recurring fair value table above. Investments accounted for under the cost method are recorded at cost initially, which approximates fair value. Subsequently, if there is an indicator of impairment, the impairment is recognized. In evaluating these investments for impairment, the Company uses inputs including pre- and post-money valuations of recent financing events and the impact of those on its fully diluted ownership percentages, as well as other available information regarding the issuer's historical and forecasted performance. As these investments are early-stage companies which are not publicly traded, it is not practicable for the Company to reliably estimate the fair value of these investments.

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Carrying Value and Estimated Fair Value of Outstanding Debt — The following table summarizes the carrying value and estimated fair value of the Company's outstanding debt as described in Note 8 of the Notes to the Consolidated Financial Statements, including the current portion, as of the dates indicated:

	February 3, 2017		January 29, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in billions)
Term Loan Facilities	$—	$—	$6.1	$6.2
Senior Secured Credit Facilities	$11.4	$11.7	$—	$—
Senior First Lien Notes	$—	$—	$1.4	$1.5
First Lien Notes	$19.7	$21.8	$—	$—
Unsecured Notes and Debentures	$2.3	$2.5	$2.7	$2.7
Senior Notes	$3.1	$3.5	$—	$—
EMC Notes	$5.5	$5.4	$—	$—
Bridge Facilities	$4.0	$4.0	$—	$—

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

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 — INVESTMENTS

The following table summarizes, by major security type, the carrying value and amortized cost of the Company's investments. All debt security investments with remaining effective maturities in excess of one year and substantially all equity and other securities are recorded as long-term investments in the Consolidated Statements of Financial Position.

	February 3, 2017				January 29, 2016
	Carrying Value	Cost	Unrealized Gain	Unrealized (Loss)	Carrying Value	Cost	Unrealized Gain	Unrealized (Loss)
	(in millions)
Investments:
U.S. government and agencies	$231	$231	$—	$—	$—	$—	$—	$—
U.S. corporate debt securities	650	651	—	(1)	—	—	—	—
Foreign debt securities	742	743	—	(1)	—	—	—	—
Municipal obligations	348	348	—	—	—	—	—	—
Asset-backed securities	4	4	—	—	—	—	—	—
Total short-term investments	1,975	1,977	—	(2)	—	—	—	—
U.S. government and agencies	683	689	—	(6)	—	—	—	—
U.S. corporate debt securities	1,150	1,164	—	(14)	—	—	—	—
Foreign debt securities	1,341	1,356	—	(15)	—	—	—	—
Municipal obligations	4	4	—	—	—	—	—	—
Equity and other securities (a)	624	604	22	(2)	114	114	—	—
Total long-term investments	3,802	3,817	22	(37)	114	114	—	—
Total investments	$5,777	$5,794	$22	$(39)	$114	$114	$—	$—
____________________

(a)
The majority of equity and other securities are investments accounted for under the cost method, while the remainder are investments that are measured at fair value on a recurring basis. See Note 5 of the Notes to the Consolidated Financial Statements for additional information on investments measured at fair value on a recurring basis.

The Company's investments in debt securities are classified as available-for-sale securities, which are carried at fair value. As of February 3, 2017, all investments in an unrealized loss position have been in a continuous unrealized loss position for less than 12 months.

The contractual maturities of debt securities held at February 3, 2017 are as follows:

	Carrying Value	Amortized Cost
	(in millions)
Due within one year	$1,975	$1,977
Due after 1 year through 5 years	3,120	3,152
Due after 5 years through 10 years	58	61
Total	$5,153	$5,190

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 — FINANCIAL SERVICES

Dell Financial Services

The Company offers or arranges various financing options and services for its business and consumer customers in the United States, Canada, Europe, and Mexico through Dell Financial Services and its affiliates (collectively, "DFS"). The key activities of DFS include the origination, collection, and servicing of customer receivables primarily related to the purchase of Dell Technologies' products and services. New financing originations, which represent the amounts of financing provided by DFS to customers for equipment and related software and services, including third-party originations, were $4.5 billion for the fiscal year ended February 3, 2017, and $3.7 billion for both the fiscal years ended January 29, 2016 and January 30, 2015.

In connection with the EMC merger transaction, the Company acquired an existing financing receivable portfolio, which is included in the fixed-term customer receivables balance in the table below. See Note 3 of the Notes to the Consolidated Financial Statements for more information about the financing receivables acquired.

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

•
Fixed-term sales-type leases and loans — The Company enters into sales-type lease arrangements with customers who desire lease financing. Leases with business customers have fixed terms of generally two to four years. Future maturities of minimum lease payments as of February 3, 2017 were as follows: Fiscal 2018 - $1,737 million; Fiscal 2019 - $1,080 million; Fiscal 2020 - $514 million; Fiscal 2021 - $130 million; Fiscal 2022 and beyond - $26 million. The Company also offers fixed-term loans to qualified small businesses, large commercial accounts, governmental organizations, educational entities, and certain individual consumer customers. These loans are repaid in equal payments including interest and have defined terms of generally three to five years.

The following table summarizes the components of the Company's financing receivables segregated by portfolio segment as of February 3, 2017 and January 29, 2016:

	February 3, 2017			January 29, 2016
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total
	(in millions)
Financing Receivables, net:
Customer receivables, gross	$1,009	$4,530	$5,539	$1,173	$3,637	$4,810
Allowances for losses	(91)	(52)	(143)	(118)	(58)	(176)
Customer receivables, net	918	4,478	5,396	1,055	3,579	4,634
Residual interest	—	477	477	—	458	458
Financing receivables, net	$918	$4,955	$5,873	$1,055	$4,037	$5,092
Short-term	$918	$2,304	$3,222	$1,055	$1,860	$2,915
Long-term	$—	$2,651	$2,651	$—	$2,177	$2,177

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the changes in the allowance for financing receivable losses for the respective periods:

	Revolving	Fixed-term	Total
	(in millions)
Allowance for financing receivable losses:
Balances as of January 31, 2014	$171	$44	$215
Charge-offs, net of recoveries	(151)	(17)	(168)
Provision charged to income statement	125	22	147
Balances as of January 30, 2015	145	49	194
Charge-offs, net of recoveries	(105)	(17)	(122)
Provision charged to income statement	78	26	104
Balances as of January 29, 2016	118	58	176
Charge-offs, net of recoveries	(91)	(17)	(108)
Provision charged to income statement	64	11	75
Balances as of February 3, 2017	$91	$52	$143

The following table summarizes the aging of the Company's customer financing receivables, gross, including accrued interest, as of February 3, 2017 and January 29, 2016, segregated by class:

	February 3, 2017				January 29, 2016
	Current	Past Due 1 — 90 Days	Past Due > 90 Days	Total	Current	Past Due 1 — 90 Days	Past Due > 90 Days	Total
	(in millions)
Revolving — DPA	$715	$66	$27	$808	$812	$99	$36	$947
Revolving — DBC	175	22	4	201	202	20	4	226
Fixed-term — Consumer and Small Commercial	340	34	2	376	315	13	1	329
Fixed-term — Medium and Large Commercial	3,654	472	28	4,154	3,131	171	6	3,308
Total customer receivables, gross	$4,884	$594	$61	$5,539	$4,460	$303	$47	$4,810

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Credit Quality

The following table summarizes customer receivables, gross, including accrued interest, by credit quality indicator segregated by class, as of February 3, 2017 and January 29, 2016. The categories shown in the table below segregate customer receivables based on the relative degrees of credit risk. The credit quality indicators for DPA revolving accounts are measured primarily as of each quarter-end date, while all other indicators are generally updated on a periodic basis.

For DPA revolving receivables shown in the table below, the Company makes credit decisions based on proprietary scorecards, which include the customer's credit history, payment history, credit usage, and other credit agency-related elements. The higher quality category includes prime accounts generally of a higher credit quality that are comparable to U.S. customer FICO scores of 720 or above. The mid-category represents the mid-tier accounts that are comparable to U.S. customer FICO scores from 660 to 719. The lower category is generally sub-prime and represents lower credit quality accounts that are comparable to U.S. customer FICO scores below 660. For the DBC revolving receivables and fixed-term commercial receivables shown in the table below, an internal grading system is utilized that assigns a credit level score based on a number of considerations, including liquidity, operating performance, and industry outlook. The grading criteria and classifications for the fixed-term products differ from those for the revolving products as loss experience varies between these product and customer groups. The credit quality categories cannot be compared between the different classes as loss experience varies substantially between the classes.

	February 3, 2017				January 29, 2016
	Higher	Mid	Lower	Total	Higher	Mid	Lower	Total
	(in millions)
Revolving — DPA	$136	$244	$428	$808	$148	$270	$529	$947
Revolving — DBC	$61	$60	$80	$201	$68	$65	$93	$226
Fixed-term — Consumer and Small Commercial	$114	$155	$107	$376	$93	$136	$100	$329
Fixed-term — Medium and Large Commercial	$2,165	$1,242	$747	$4,154	$1,597	$1,075	$636	$3,308

Structured Financing Debt

The Company maintains programs which facilitate the funding of financing receivables in the capital markets in the United States, Canada, and Europe. The Company's total structured financing debt, which is collateralized by financing receivables, was $3.5 billion and $3.4 billion as of February 3, 2017 and January 29, 2016, respectively, under the following programs.

•
Securitization Programs — The Company maintains securitization programs in the United States and Europe. The securitization programs in the United States include the fixed-term lease and loan securitization program and the revolving loan securitization program. The outstanding balance of debt under these U.S. programs was $1.5 billion and $1.3 billion as of February 3, 2017 and January 29, 2016, respectively. This debt is collateralized solely by the U.S. financing receivables in the programs. The debt has a variable interest rate and the duration of this debt is based on the terms of the underlying financing receivables. As of February 3, 2017, the total debt capacity related to the U.S. securitization programs was $2.1 billion. The Company enters into interest swap agreements to effectively convert the portion of its structured financing debt from a floating rate to a fixed rate. See Note 9 of the Notes to the Consolidated Financial Statements for additional information about interest rate swaps.

The Company's U.S. securitization programs became effective on October 29, 2013. The revolving program, which was extended during the third quarter of Fiscal 2017, is effective for four and one-half years beginning October 29, 2013. The fixed term program, which was extended during the first quarter of Fiscal 2016, is effective for four and one-half years beginning October 29, 2013.

The Company established a securitization program in Europe for fixed-term leases and loans. This program became effective on January 13, 2017, and is effective for two years. The outstanding balance of debt under this program was $233 million as of February 3, 2017, and the total debt capacity related to the securitization program was $646 million.

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The securitization programs contain standard structural features related to the performance of the securitized receivables which include defined credit losses, delinquencies, average credit scores, and minimum collection requirements. In the event one or more of these criteria are not met and the Company is unable to restructure the program, no further funding of receivables will be permitted and the timing of the Company's expected cash flows from over-collateralization will be delayed. As of February 3, 2017, these criteria were met.

•
Fixed Term Securitization Programs — The Company may periodically issue asset-backed debt securities under fixed term securitization programs to private investors. As of February 3, 2017 and January 29, 2016, the associated debt balance of these securities was $1.4 billion and $1.6 billion, respectively. The asset-backed debt securities are collateralized solely by the U.S. fixed-term financing receivables in the offerings, which are held by SPEs. The interest rate on these securities is fixed and ranges from 0.42% to 3.61% and the duration of these securities is based on the terms of the underlying financing receivables.

•
Other Structured Financing Programs — In connection with the Company's international financing operations, the Company has entered into revolving structured financing debt programs related to its fixed-term lease and loan products sold in Canada and Europe. The aggregate outstanding balances of the Canadian and European revolving structured loans as of February 3, 2017 and January 29, 2016 were $382 million and $559 million, respectively. As of February 3, 2017, the Canadian program, which was extended during the fiscal year ended February 3, 2017, had a total debt capacity of $169 million. This program is effective for two years, beginning on April 15, 2016, and is collateralized solely by the Canadian financing receivables. The European program, which was extended during the first quarter of Fiscal 2016, is now effective for four years, beginning on December 23, 2013. The program is collateralized solely by the European financing receivables and had a total debt capacity of $323 million as of February 3, 2017.

Variable Interest Entities

In connection with the securitization programs discussed above, the Company transfers certain U.S. and European customer financing receivables to Special Purpose Entities ("SPEs") that meet the definition of a Variable Interest Entity ("VIE") and are consolidated, along with the associated debt, into the Consolidated Financial Statements, as the Company is the primary beneficiary of those VIEs. These SPEs are bankruptcy-remote legal entities with separate assets and liabilities. The purpose of these SPEs is to facilitate the funding of customer receivables in the capital markets.

The following table shows financing receivables held by the consolidated VIEs as of the respective dates:

	February 3, 2017	January 29, 2016
	(in millions)
Financing receivables held by consolidated VIEs, net:
Short-term, net	$2,227	$2,125
Long-term, net	1,381	1,215
Financing receivables held by consolidated VIEs, net	$3,608	$3,340

Financing receivables transferred via securitization through SPEs were $3.3 billion and $3.2 billion for the fiscal years ended February 3, 2017 and January 29, 2016, respectively.

Some of the SPEs have entered into financing arrangements with multi-seller conduits that, in turn, issue asset-backed debt securities in the capital markets. The structured financing debt outstanding, which is collateralized by the financing receivables held by the consolidated VIEs, was $3.1 billion and $2.8 billion as of February 3, 2017 and January 29, 2016, respectively. The Company's risk of loss related to securitized receivables is limited to the amount by which the Company's right to receive collections for assets securitized exceeds the amount required to pay interest, principal, and fees and expenses related to the asset-backed securities. The Company provides credit enhancement to the securitization in the form of over-collateralization.

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financing Receivable Sales

To manage certain concentrations of customer credit exposure, the Company may sell selected fixed-term financing receivables to unrelated third parties on a periodic basis. The amount of financing receivables sold was $321 million, $91 million, and $61 million for the fiscal years ended February 3, 2017, January 29, 2016, and January 30, 2015, respectively.

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 — DEBT

The following table summarizes the Company's outstanding debt as of the dates indicated:

	February 3, 2017	January 29, 2016
	(in millions)
Secured Debt
Structured financing debt	$3,464	$3,411
3.75% Floating rate due October 2018 ("Term Loan C Facility")	—	1,003
4.00% Floating rate due April 2020 ("Term Loan B Facility")	—	4,329
4.00% Floating rate due April 2020 ("Term Loan Euro Facility")	—	891
5.625% due October 2020 ("Senior First Lien Notes")	—	1,400
EMC merger transaction financing issued on September 7, 2016 ("Senior Secured Credit Facilities"):
4.03% Term Loan B Facility due September 2023	4,987	—
2.78% Term Loan A-1 Facility due December 2018	600	—
3.03% Term Loan A-2 Facility due September 2021	3,876	—
2.78% Term Loan A-3 Facility due December 2018	1,800	—
2.78% Revolving Credit Facility due September 2021	375	—
EMC merger transaction financing issued on June 1, 2016 ("First Lien Notes"):
3.48% due June 2019	3,750	—
4.42% due June 2021	4,500	—
5.45% due June 2023	3,750	—
6.02% due June 2026	4,500	—
8.10% due June 2036	1,500	—
8.35% due June 2046	2,000	—
Unsecured Notes and Debentures
Notes and debentures issued prior to going-private transaction:
3.10% due April 2016	—	400
5.65% due April 2018	500	500
5.875% due June 2019	600	600
4.625% due April 2021	400	400
7.10% due April 2028	300	300
6.50% due April 2038	388	388
5.40% due September 2040	265	265
EMC merger transaction financing issued on June 22, 2016 ("Senior Notes"):
5.875% due June 2021	1,625	—
7.125% due June 2024	1,625	—
Existing EMC notes assumed as part of the EMC merger transaction ("EMC Notes"):
1.875% due June 2018	2,500	—
2.650% due June 2020	2,000	—
3.375% due June 2023	1,000	—
Bridge Facilities
2.53% Margin Bridge Facility due September 2017	2,500	—
2.53% VMware Note Bridge Facility due September 2017	1,500	—
Other	51	93
Total debt, principal amount	$50,356	$13,980

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	February 3, 2017	January 29, 2016
	(in millions)
Total debt, principal amount	$50,356	$13,980
Unamortized discount, net of unamortized premium	(284)	(221)
Debt issuance costs	(682)	(128)
Total debt, carrying value	$49,390	$13,631
Total short-term debt, carrying value	$6,329	$2,981
Total long-term debt, carrying value	$43,061	$10,650

To finance the EMC merger transaction, the Company issued $45.9 billion in new debt, which included proceeds from the sale of the First Lien Notes and the Senior Unsecured Notes in June 2016, as well as borrowings under the Senior Secured Credit Facilities (including the Revolving Credit Facility), the Asset Sale Bridge Facility, the Margin Bridge Facility, and the VMware Note Bridge Facility at the closing of the transaction.

Upon the closing of the EMC merger transaction, the Company repaid and terminated the ABL Credit Facility and the Term Loan Facilities obtained in connection with the going-private transaction, and redeemed the Senior First Lien Notes issued in connection with the going-private transaction.

Additionally, during the fiscal year ended February 3, 2017, the Company repaid $1.6 billion of the Revolving Credit Facility, $2.2 billion of the Asset Sale Bridge Facility, and $3.1 billion of the Term Loan A-1 Facility, all of which were obtained in connection with the EMC merger transaction. During the fiscal year ended February 3, 2017, the Company also repaid $0.4 billion of maturing Unsecured Notes and Debentures. The Company incurred approximately $337 million of other expenses related to debt extinguishments and new borrowings during the fiscal year ended February 3, 2017.

Senior Secured Credit Facilities — At the closing of the EMC merger transaction on September 7, 2016, the Company entered into a credit agreement (the "Senior Secured Credit Agreement") that provides for senior secured credit facilities (the "Senior Secured Credit Facilities") in the aggregate principal amount of $17.6 billion comprising (a) term loan facilities and (b) a senior secured Revolving Credit Facility, which includes capacity for up to $0.5 billion of letters of credit and for borrowings of up to $0.4 billion under swing-line loans. Dell International L.L.C. ("Dell International") and EMC are the borrowers under the Senior Secured Credit Facilities. As of February 3, 2017, available borrowings under the Revolving Credit Facility totaled $2.7 billion. The Senior Secured Credit Facilities provide that the borrowers have the right at any time, subject to customary conditions, to request incremental term loans or incremental revolving commitments in an aggregate principal amount of up to (a) the greater of (i) $10.0 billion and (ii) 100% of Consolidated EBITDA (as defined in the Senior Secured Credit Agreement) plus (b) an amount equal to voluntary prepayments of the term loan facilities and the Revolving Credit Facility, subject to certain requirements, plus (c) an additional unlimited amount subject to a pro forma net first lien leverage ratio of 3.25:1.0.

Borrowings under the Senior Secured Credit Facilities bear interest at a rate per annum equal to an applicable margin, plus, at the borrowers' option, either (a) a base rate, which, under the Term Loan B Facility, is subject to an interest rate floor of 1.75% per annum, and under all other borrowings is subject to an interest rate floor of 0% per annum, or (b) a London interbank offered rate ("LIBOR"), which, under the Term Loan B Facility, is subject to an interest rate floor of 0.75% per annum, and under all other borrowings is subject to an interest rate floor of 0% per annum. The applicable margin under the Term Loan B Facility is subject to reduction based on a first lien leverage ratio test. The applicable margins under the Term Loan A-1 Facility, the Term Loan A-2 Facility, the Term Loan A-3 Facility, and the Revolving Credit Facility vary based upon a corporate ratings-based pricing schedule. Interest is payable, in the case of loans bearing interest based on LIBOR, at the end of each interest period (but at least every three months), in arrears and, in the case of loans bearing interest based on the base rate, quarterly in arrears.

The Term Loan A-1 Facility will mature on December 31, 2018 and has no amortization. The Term Loan A-2 Facility will mature on September 7, 2021 and amortizes in equal quarterly installments in aggregate annual amounts equal to 5% of the original principal amount in each of the first two years after the date of the closing of the EMC merger transaction, 10% of the original principal amount in each of the third and fourth years after the date of the closing of the EMC merger transaction, and 70% of the original principal amount in the fifth year after the date of the closing of the EMC merger transaction. The Term Loan A-3 Facility will mature on December 31, 2018 and has no amortization. The Term Loan B Facility will mature on September 7, 2023 and amortizes in equal quarterly installments in aggregate annual amounts equal to 1% of the original

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

principal amount. The Revolving Credit Facility will mature on September 7, 2021 and has no amortization. The Term Loan A-1 and A-3 Facilities require the borrowers to prepay outstanding borrowings under these facilities with 100% of the net cash proceeds of certain non-ordinary course asset sales or dispositions after fully prepaying the Asset Sale Bridge Facility.  The borrowers may voluntarily repay outstanding loans under the term loan facilities and the Revolving Credit Facility at any time without premium or penalty, other than customary "breakage" costs.

All obligations of the borrowers under the Senior Secured Credit Facilities and certain swap agreements, cash management arrangements, and certain letters of credit provided by any lender or agent party to the Senior Secured Credit Facilities or any of their affiliates and certain other persons are guaranteed by Denali Intermediate Inc. ("Denali Intermediate"), Dell, certain subsidiaries of Denali Intermediate, and each existing and subsequently acquired or organized direct or indirect material wholly-owned domestic restricted subsidiary of Dell, with customary exceptions. All such obligations under the Senior Secured Credit Facilities (and the guarantees thereof) and certain swap agreements, cash management arrangements, and certain letters of credit provided by any lender or agent party to the Senior Secured Credit Facilities or any of its affiliates and certain other persons are secured by (a) a first-priority security interest in certain tangible and intangible assets of the borrowers and the guarantors and (b) a first-priority pledge of 100% of the capital stock of the borrowers, Dell and each wholly-owned material restricted subsidiary of the borrowers and the guarantors, in each case subject to certain thresholds, exceptions and permitted liens.

On November 8, 2016, the Company applied cash proceeds from the Dell Services and the DSG divestitures and other cash to repay $2.1 billion principal amount of the Term Loan A-1 Facility, without premium or penalty, and accrued and unpaid interest thereon. On January 31, 2017, the Company applied cash proceeds from the ECD divestiture to repay $1.0 billion principal amount of the Term Loan A-1 Facility, without premium or penalty, and accrued and unpaid interest thereon. During the fiscal year ended February 3, 2017, the Company also repaid approximately $1.6 billion principal amount of the Revolving Credit Facility and accrued and unpaid interest thereon.

First Lien Notes — The senior secured notes (collectively, the "First Lien Notes") were issued on June 1, 2016 in an aggregate principal amount of $20.0 billion. Interest on these borrowings is payable semiannually. As of the closing of the EMC merger transaction, Dell International and EMC are the co-issuers of the First Lien Notes. The First Lien Notes are guaranteed, subject to certain exceptions, on a joint and several basis by Dell Technologies, Denali Intermediate Inc. ("Denali Intermediate"), which is Dell's direct parent company, Dell, and Denali Intermediate's direct and indirect wholly-owned material domestic subsidiaries that guarantee the Senior Secured Credit Facilities (the "Guarantors"). The First Lien Notes are secured, on a pari passu basis with the Senior Secured Credit Facilities, on a first-priority basis by substantially all of the tangible and intangible assets of the issuers and guarantors that secure obligations under the Senior Secured Credit Facilities, including pledges of all capital stock of the issuers, of Dell, and of certain wholly-owned material subsidiaries of the issuers and the guarantors, subject to certain exceptions.

Dell International, EMC, and the Guarantors have agreed to use commercially reasonable efforts to register with the SEC notes having terms substantially identical to the terms of the First Lien Notes as part of an offer to exchange such registered notes for the First Lien Notes. Dell International and EMC will be obligated to pay additional interest on the First Lien Notes if they fail to consummate such an exchange offer within five years after the closing date of the EMC merger transaction.

Senior Notes — The senior unsecured notes (collectively, the "Senior Notes") were issued on June 22, 2016 in an aggregate principal amount of $3.25 billion. Interest on these borrowings is payable semiannually. As of the closing of the EMC merger transaction, Dell International and EMC are the co-issuers of the Senior Notes. The Senior Notes are guaranteed, subject to certain exceptions, on a joint and several basis, by Dell Technologies, Denali Intermediate, Dell, and Denali Intermediate's direct and indirect wholly-owned material domestic subsidiaries that guarantee the Senior Secured Credit Facilities.

EMC Notes — On September 7, 2016, EMC had outstanding $2.5 billion aggregate principal amount of its 1.875% Notes due June 2018, $2.0 billion aggregate principal amount of its 2.650% Notes due June 2020 and $1.0 billion aggregate principal amount of its 3.375% Notes due June 2023 (collectively, the "EMC Notes"), all of which were issued pursuant to an Indenture dated as of June 6, 2013. Interest on these borrowings is payable semiannually. The EMC Notes remain outstanding following the closing of the EMC merger transaction. The EMC Notes are senior unsecured obligations of EMC and are not guaranteed by any subsidiaries of EMC or by the Company or any other subsidiaries of the Company.

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Asset Sale Bridge Facility — On September 7, 2016, certain subsidiaries of the Company entered into a credit agreement providing for a senior unsecured asset sale bridge facility in an aggregate principal amount of $2.2 billion (the "Asset Sale Bridge Facility"). Borrowings under the Asset Sale Bridge Facility bore interest at a fixed rate of 4.875%.

The Asset Sale Bridge Facility required the borrowers to prepay outstanding borrowings under the facility with 100% of the net cash proceeds of certain non-ordinary course asset sales or dispositions. On November 8, 2016, the Company applied cash proceeds from the Dell Services and DSG divestitures to repay the outstanding $2.2 billion principal amount of the Asset Sale Bridge Facility, without premium or penalty, and accrued and unpaid interest thereon, and terminated the Asset Sale Bridge Facility and the Asset Sale Bridge Credit Agreement and related documents.

Margin Bridge Facility — On September 7, 2016, Merger Sub and EMC entered into a credit agreement providing for a senior secured margin bridge facility in an aggregate principal amount of $2.5 billion (the "Margin Bridge Facility"). EMC is the borrower under the Margin Bridge Facility, which is secured solely by 77,033,442 shares of Class B common stock of VMware and any proceeds thereof.

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

The Margin Bridge Facility will mature on September 6, 2017 and has no amortization. The Margin Bridge Facility requires the borrower to prepay outstanding borrowings under the Margin Bridge Facility with 100% of the net cash proceeds of any asset sale or other disposition of the pledged VMware shares. The borrower may voluntarily repay outstanding loans under the Margin Bridge Facility at any time without premium or penalty, other than customary "breakage" costs, subject to certain minimum threshold amounts for prepayment.

VMware Note Bridge Facility — On September 7, 2016, Merger Sub and EMC entered into a credit agreement providing for a senior secured note bridge facility in an aggregate principal amount of $1.5 billion (the "VMware Note Bridge Facility"). EMC is the borrower under the VMware Note Bridge Facility, which is secured solely by certain intercompany notes in an aggregate principal amount of $1.5 billion issued by VMware that are payable to EMC, and the proceeds thereof.

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

The VMware Note Bridge Facility will mature on September 6, 2017 and has no amortization. The VMware Note Bridge Facility requires the borrower to prepay outstanding borrowings under the VMware Note Bridge Facility with 100% of the net cash proceeds of any asset sale or other disposition of the pledged VMware promissory notes. The borrower may voluntarily repay outstanding loans under the VMware Note Bridge Facility at any time without premium or penalty, other than customary "breakage" costs, subject to certain minimum threshold amounts for prepayment.

Structured Financing Debt — As of February 3, 2017 and January 29, 2016, the Company had $3.5 billion and $3.4 billion, respectively, in outstanding structured financing debt, which was primarily related to the fixed-term lease and loan securitization programs and the revolving loan securitization programs. See Note 7 and Note 9 of the Notes to the Consolidated Financial Statements for further discussion of the structured financing debt and the interest rate swap agreements that hedge a portion of that debt.

Unsecured Notes and Debentures — The Company has Unsecured Notes and Debentures that were issued prior to the going-private transaction. Interest on these borrowings is payable semiannually. See "Senior Notes" above for a discussion of the senior unsecured notes issued in connection with the EMC merger transaction.

Repayment and Termination of Credit Facilities — At the closing of the EMC merger transaction on September 7, 2016, the Company repaid approximately $6.1 billion of borrowings (including accrued and unpaid interest thereon) under the Company's ABL Credit Facility and Term Loan Facilities obtained in connection with the going-private transaction and terminated such credit facilities and related credit agreements and documents.

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Redemption of Senior First Lien Notes — In connection with the EMC merger transaction, the Company issued and delivered notices of conditional redemption to holders of the outstanding 5.625% Senior First Lien Notes due 2020 issued in an aggregate original principal amount of $1.5 billion in October 2013 in connection with Dell's going private transaction (the "Senior First Lien Notes") to redeem (a) $0.15 billion in aggregate principal amount of the Senior First Lien Notes at a redemption price of 103% of the principal amount thereof and (b) $1.25 billion in aggregate principal amount of the Senior First Lien Notes at a redemption price equal to 100% of the principal amount thereof plus a "make-whole" premium calculated in accordance with the indenture governing the Senior First Lien Notes, in each case, plus accrued and unpaid interest thereon to but excluding the redemption date. Such redemption notices were conditioned upon, among other matters, the closing of the EMC merger transaction. On September 7, 2016, substantially concurrently with the consummation of the EMC merger transaction, the Company deposited with the trustee of the Senior First Lien Notes the applicable redemption payments to fund such redemptions and thereby redeemed all of the outstanding Senior First Lien Notes.

Aggregate Future Maturities — As of February 3, 2017, aggregate future maturities of the Company's debt were as follows:

	Maturities by Fiscal Year
	2018	2019	2020	2021	2022	Thereafter	Total
	(in millions)
Structured Financing Debt	$2,088	$1,216	$136	$22	$2	$—	$3,464
Senior Secured Credit Facilities and First Lien Notes	246	2,695	4,193	332	7,672	16,500	31,638
Unsecured Notes and Debentures	—	500	600	—	400	953	2,453
Senior Notes and EMC Notes	—	2,500	—	2,000	1,625	2,625	8,750
Bridge Facilities	4,000	—	—	—	—	—	4,000
Other	23	2	—	—	—	26	51
Total maturities, principal amount	6,357	6,913	4,929	2,354	9,699	20,104	50,356
Associated carrying value adjustments	(28)	(48)	(57)	—	(243)	(590)	(966)
Total maturities, carrying value amount	$6,329	$6,865	$4,872	$2,354	$9,456	$19,514	$49,390

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Covenants and Unrestricted Net Assets — The credit agreement for the Senior Secured Credit Facilities contain customary negative covenants that generally limit the ability of Denali Intermediate, Dell, and Dell's and Denali Intermediate's other restricted subsidiaries to incur debt, create liens, make fundamental changes, enter into asset sales, make certain investments, pay dividends or distribute or redeem certain equity interests, prepay or redeem certain debt, and enter into certain transactions with affiliates. The indenture governing the Senior Notes contains customary negative covenants that generally limit the ability of Denali Intermediate, Dell, and Dell's and Denali Intermediate's other restricted subsidiaries to incur additional debt or issue certain preferred shares, pay dividends on or make other distributions in respect of capital stock or make other restricted payments, make certain investments, sell or transfer certain assets, create liens on certain assets to secure debt, consolidate, merge, sell, or otherwise dispose of all or substantially all assets, enter into certain transactions with affiliates, and designate subsidiaries as unrestricted subsidiaries. The negative covenants under such credit agreements and indenture are subject to certain exceptions, qualifications and "baskets." The indentures governing the First Lien Notes, the Unsecured Notes and Debentures, and the EMC Notes variously impose limitations, subject to specified exceptions, on creating certain liens, entering into sale and lease-back transactions, and entering into certain asset sales. As of February 3, 2017, the Company had certain consolidated subsidiaries that were designated as unrestricted subsidiaries for all purposes of the applicable credit agreements and the indentures governing the First Lien Notes and the Senior Notes. As of February 3, 2017, substantially all of the net assets of the Company's consolidated subsidiaries were restricted, with the exception of the Company's unrestricted subsidiaries, primarily VMware and SecureWorks. The foregoing credit agreements and indentures contain customary events of default, including failure to make required payments, failure to comply with covenants, and the occurrence of certain events of bankruptcy and insolvency.

The Term Loan A-1 Facility, the Term Loan A-2 Facility, the Term Loan A-3 Facility, and the Revolving Credit Facility are subject to a first lien net leverage ratio covenant that will be tested at the end of each fiscal quarter of Dell with respect to Dell's preceding four fiscal quarters. The Company was in compliance with all financial covenants as of February 3, 2017.

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Derivative Instruments

As part of its risk management strategy, the Company uses derivative instruments, primarily foreign currency forward and option contracts and interest rate swaps, to hedge certain foreign currency and interest rate exposures, respectively.

The Company's objective is to offset gains and losses resulting from these exposures with gains and losses on the derivative contracts used to hedge the exposures, thereby reducing volatility of earnings and protecting the fair values of assets and liabilities. For derivatives designated as cash flow hedges, the Company assesses hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative and recognizes any ineffective portion of the hedge in earnings as a component of interest and other, net. Hedge ineffectiveness recognized in earnings was not material during the fiscal years ended February 3, 2017, January 29, 2016, and January 30, 2015.

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

During the fiscal years ended February 3, 2017, January 29, 2016, and January 30, 2015, the Company did not discontinue any cash flow hedges related to foreign exchange contracts that had a material impact on the Company's results of operations due to the probability that the forecasted cash flows would not occur.

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

The Company utilizes cross currency amortizing swaps to hedge the currency and interest rate risk exposure associated with the securitization program that was established in Europe in January 2017.  The cross currency swaps combine a Euro-based

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

interest rate swap with a British Pound or US Dollar foreign exchange forward contract in which the Company pays a fixed British Pound or US Dollar amount and receives a floating amount in Euro linked to the one-month Euribor.  The notional value of the swaps amortize in line with the expected cash flows and run off of the securitized assets.  The swaps mature within 5 years or less and are not designated for hedge accounting.

Notional Amounts of Outstanding Derivative Instruments

The notional amounts of the Company's outstanding derivative instruments were as follows as of the dates indicated:

	February 3, 2017	January 29, 2016
	(in millions)
Foreign Exchange Contracts
Designated as cash flow hedging instruments	$3,781	$3,947
Non-designated as hedging instruments	2,992	985
Total	$6,773	$4,932

Interest Rate Contracts
Non-designated as hedging instruments	$1,251	$1,017

Effect of Derivative Instruments on the Consolidated Statements of Financial Position and the Consolidated Statements of Income (Loss)

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in Accumulated OCI, Net of Tax, on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
(in millions)
For the fiscal year ended February 3, 2017
		Total net revenue	$57
Foreign exchange contracts	$20	Total cost of net revenue	(13)
Interest rate contracts	—	Interest and other, net	—	Interest and other, net	$(1)
Total	$20		$44		$(1)

For the fiscal year ended January 29, 2016
		Total net revenue	$328
Foreign exchange contracts	$152	Total cost of net revenue	40
Interest rate contracts	—	Interest and other, net	—	Interest and other, net	$(1)
Total	$152		$368		$(1)

For the fiscal year ended January 30, 2015
		Total net revenue	$163
Foreign exchange contracts	$427	Total cost of net revenue	15
Interest rate contracts	—	Interest and other, net	—	Interest and other, net	$1
Total	$427		$178		$1

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Derivative Instruments in the Consolidated Statements of Financial Position
The Company presents its foreign exchange derivative instruments on a net basis in the Consolidated Statements of Financial Position due to the right of offset by its counterparties under master netting arrangements. The fair value of those derivative instruments presented on a gross basis as of each date indicated below was as follows:

	February 3, 2017
	Other Current Assets	Other Non- Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value
		(in millions)
Derivatives Designated as Hedging Instruments
Foreign exchange contracts in an asset position	$41	$—	$17	$—	$58
Foreign exchange contracts in a liability position	(19)	—	(6)	—	(25)
Net asset (liability)	22	—	11	—	33
Derivatives not Designated as Hedging Instruments
Foreign exchange contracts in an asset position	309	2	31	—	342
Foreign exchange contracts in a liability position	(131)	—	(103)	—	(234)
Interest rate contracts in an asset position	—	3	—	—	3
Interest rate contracts in a liability position	—	—	—	(3)	(3)
Net asset (liability)	178	5	(72)	(3)	108
Total derivatives at fair value	$200	$5	$(61)	$(3)	$141

	January 29, 2016
	Other Current Assets	Other Non- Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value
		(in millions)
Derivatives Designated as Hedging Instruments
Foreign exchange contracts in an asset position	$100	$—	$—	$—	$100
Foreign exchange contracts in a liability position	(11)	—	—	—	(11)
Net asset (liability)	89	—	—	—	89
Derivatives not Designated as Hedging Instruments
Foreign exchange contracts in an asset position	301	1	—	—	302
Foreign exchange contracts in a liability position	(198)	—	(5)	(3)	(206)
Interest rate contracts in an asset position	—	2	—	—	2
Interest rate contracts in a liability position	—	—	—	(4)	(4)
Net asset (liability)	103	3	(5)	(7)	94
Total derivatives at fair value	$192	$3	$(5)	$(7)	$183

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the gross amounts of the Company's derivative instruments, amounts offset due to master netting agreements with the Company's various counterparties, and the net amounts recognized in the Consolidated Statements of Financial Position.

	February 3, 2017
	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ (Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Received or Pledged
	(in millions)
Derivative instruments
Financial assets	$403	$(198)	$205	$—	$—	$205
Financial liabilities	(262)	198	(64)	—	—	(64)
Total derivative instruments	$141	$—	$141	$—	$—	$141

	January 29, 2016
	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ (Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Received or Pledged
	(in millions)
Derivative instruments
Financial assets	$404	$(209)	$195	$—	$—	$195
Financial liabilities	(221)	209	(12)	—	—	(12)
Total derivative instruments	$183	$—	$183	$—	$—	$183

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table presents goodwill allocated to the Company's business segments as of February 3, 2017, January 29, 2016, and January 30, 2015, and changes in the carrying amount of goodwill for the respective periods:

	Client Solutions Group	Infrastructure Solutions Group	VMware	Other Businesses (a)	Total
	(in millions)
Balances as of January 30, 2015	$4,428	$3,907	$—	$71	$8,406
Goodwill recognized during the period	—	—	—	—	—
Adjustments	—	—	—	—	—
Balances as of January 29, 2016	4,428	3,907	—	71	8,406
Goodwill acquired (b)	—	12,872	15,070	3,597	31,539
Impact of foreign currency translation	—	(169)	—	(32)	(201)
Goodwill divested (c)	—	(834)	—	—	(834)
Other adjustments (d)	(191)	(169)	—	360	—
Balances as of February 3, 2017	$4,237	$15,607	$15,070	$3,996	$38,910
____________________

(a)	Other Businesses, previously referred to as Corporate, consists of offerings by RSA Information Security, SecureWorks, Pivotal, and Boomi, Inc. ("Boomi").

(b)
In connection with the EMC merger transaction on September 7, 2016, the Company recorded approximately $31.5 billion in goodwill, which has been preliminarily allocated to ISG, VMware, and Other Businesses. This amount represents the excess of the purchase price over the fair value of the tangible and intangible assets acquired and liabilities assumed with this transaction. See Note 3 of the Notes to the Consolidated Financial Statements for additional information on the EMC merger transaction as well as adjustments that impacted goodwill.

(c)
Goodwill divested represents goodwill attributable to ECD, which was acquired as a part of the EMC merger transaction and subsequently divested. See Note 4 of the Notes to the Consolidated Financial Statements for additional information on the ECD divestiture.

(d)
Following the completion of the SecureWorks IPO during the fiscal year ended February 3, 2017, goodwill attributable to the SecureWorks business was re-allocated in a manner consistent with goodwill recognized by SecureWorks on a stand-alone basis.

Goodwill and indefinite-lived intangible assets are tested for impairment annually during the third fiscal quarter and whenever events or circumstances may indicate that an impairment has occurred. Based on the results of the annual impairment test, which was a qualitative test, no impairment of goodwill or indefinite-lived intangible assets existed for any reporting unit as of October 28, 2016. No events or circumstances transpired subsequent to the annual impairment test that would indicate a potential impairment of goodwill as of February 3, 2017. Further, the Company did not have any accumulated goodwill impairment charges as of February 3, 2017.

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

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible Assets

The Company's intangible assets as of February 3, 2017 and January 29, 2016 were as follows:

	February 3, 2017			January 29, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in millions)
Customer relationships	$22,708	$(5,552)	$17,156	$9,869	$(3,600)	$6,269
Developed technology	14,569	(2,510)	12,059	1,536	(871)	665
Trade names	1,268	(201)	1,067	318	(110)	208
Leasehold assets (liabilities)	128	(1)	127	—	—	—
Definite-lived intangible assets	38,673	(8,264)	30,409	11,723	(4,581)	7,142
In-process research and development	890	—	890	—	—	—
Indefinite-lived trade names	3,754	—	3,754	1,435	—	1,435
Total intangible assets	$43,317	$(8,264)	$35,053	$13,158	$(4,581)	$8,577

In connection with the EMC merger transaction on September 7, 2016, the Company recorded approximately $31.2 billion of identifiable intangible assets, which represents the respective fair values as of the transaction date. Of that amount, approximately $1.1 billion related to the ECD was subsequently divested and is therefore excluded from the above table. See Note 3 and Note 4 of the Notes to the Consolidated Financial Statements for additional information on the EMC merger transaction and the ECD divestiture, respectively.

Amortization expense related to definite-lived intangible assets was approximately $3.7 billion, $2.0 billion, and $2.1 billion during the fiscal years ended February 3, 2017, January 29, 2016, and January 30, 2015, respectively. There were no material impairment charges related to intangible assets during the fiscal years ended February 3, 2017, January 29, 2016, and January 30, 2015.

Estimated future annual pre-tax amortization expense of definite-lived intangible assets as of February 3, 2017 over the next five fiscal years and thereafter is as follows:

Fiscal Years	(in millions)
2018	$6,826
2019	5,895
2020	4,100
2021	3,204
2022	2,529
Thereafter	7,855
Total	$30,409

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 — WARRANTY LIABILITY

The Company records a liability for its standard limited warranties at the time of sale for the estimated costs that may be incurred. The liability for standard warranties is included in accrued and other current liabilities and other non-current liabilities in the Consolidated Statements of Financial Position.

Changes in the Company's liabilities for standard limited warranties are presented in the following table for the periods indicated.

	Fiscal Year Ended
	February 3, 2017	January 29, 2016	January 30, 2015
	(in millions)
Warranty liability:
Warranty liability at beginning of period	$574	$679	$774
Warranty liability assumed through EMC merger transaction	125	—	—
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties (a) (b)	852	754	860
Service obligations honored	(947)	(859)	(955)
Warranty liability at end of period	$604	$574	$679
Current portion	$405	$381	$453
Non-current portion	$199	$193	$226
____________________

(a)
Changes in cost estimates related to pre-existing warranties are aggregated with accruals for new standard warranty contracts. The Company's warranty liability process does not differentiate between estimates made for pre-existing warranties and new warranty obligations.

(b)	Includes the impact of foreign currency exchange rate fluctuations.

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SEVERANCE CHARGES

In connection with the transformation of the Company's business model, the Company incurs costs related to employee severance. The Company records a liability for these costs when it is probable that employees will be entitled to termination benefits and the amounts can be reasonably estimated. The liability related to these actions is included in accrued and other current liabilities in the Consolidated Statements of Financial Position and was $416 million and $26 million as of February 3, 2017 and January 29, 2016, respectively. In connection with the EMC merger transaction, the Company assumed a liability of $70 million, which represents the fair value of the outstanding obligation of EMC's legacy severance programs. The Company has determined that it will manage the remainder of these programs as part of its ongoing severance actions. Accordingly, the Company has included the liability related to these programs in the table below.

The following table sets forth the activity related to the Company's severance liability for the respective periods:

Severance Costs
(in millions)
Balance as of January 31, 2014	$433
Severance charges to provision	46
Cash paid and other	(384)
Balance as of January 30, 2015	95
Severance charges to provision	20
Cash paid and other	(89)
Balance as of January 29, 2016	26
Severance liability assumed through EMC merger transaction	70
Severance charges to provision	541
Cash paid and other	(221)
Balance as of February 3, 2017	$416

Severance costs are included in cost of net revenue, selling, general, and administrative expenses, and research and development expense in the Consolidated Statements of Income (Loss) as follows:

	Fiscal Year Ended
	February 3, 2017	January 29, 2016	January 30, 2015
	(in millions)
Severance charges:
Cost of net revenue	$122	$1	$21
Selling, general, and administrative	355	(1)	20
Research and development	64	20	5
Total	$541	$20	$46

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 — COMMITMENTS AND CONTINGENCIES

Lease Commitments — The Company leases property and equipment, manufacturing facilities, and office space under non-cancelable leases. Certain of these leases obligate the Company to pay taxes, maintenance, and repair costs. At February 3, 2017, future minimum lease payments under these non-cancelable leases were as follows: $443 million in Fiscal 2018; $352 million in Fiscal 2019; $267 million in Fiscal 2020; $207 million in Fiscal 2021; $148 million in Fiscal 2022; and $739 million thereafter.

The amount of the future lease commitments after Fiscal 2022 is primarily for the ground leases on VMware's Palo Alto, California headquarter facilities, which expire in Fiscal 2047.

For the fiscal years ended February 3, 2017, January 29, 2016, and January 30, 2015, rent expense under all leases totaled $279 million, $91 million, and $110 million, respectively.

Purchase Obligations — The Company has contractual obligations to purchase goods or services, which specify significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. As of February 3, 2017, the Company had $2,279 million, $133 million, and $86 million in purchase obligations for Fiscal 2018, Fiscal 2019, and Fiscal 2020 and thereafter, respectively.

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

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EMC Merger Litigation — The Company, Dell, and Universal Acquisition Co. ("Universal") were named as defendants in fifteen putative class-action lawsuits brought by purported EMC shareholders and VMware stockholders challenging the proposed merger between the Company, Dell, and Universal on the one hand, and EMC on the other (the "EMC merger"). Those suits are captioned as follows:

Case		Court	Filing Date
1.	IBEW Local No. 129 Benefit Fund v. Tucci, Civ. No. 1584-3130-BLS1	Mass. Superior Court, Suffolk County	10/15/2015
2.	Barrett v. Tucci, Civ. No. 15-6023-A	Mass. Superior Court, Middlesex County	10/16/2015
3.	Graulich v. Tucci, Civ. No. 1584-3169-BLS1	Mass. Superior Court, Suffolk County	10/19/2015
4.	Vassallo v. EMC Corp., Civ. No. 1584-3173-BLS1	Mass. Superior Court, Suffolk County	10/19/2015
5.	City of Miami Police Relief & Pension Fund v. Tucci, Civ. No. 1584-3174-BLS1	Mass. Superior Court, Suffolk County	10/19/2015
6.	Lasker v. EMC Corp., Civ. No. 1584-3214-BLS1	Mass. Superior Court, Suffolk County	10/23/2015
7.	Walsh v. EMC Corp., Civ. No. 15-13654	U.S. District Court, District of Massachusetts	10/27/2015
8.	Local Union No. 373 U.A. Pension Plan v. EMC Corp., Civ. No. 1584-3253-BLS1	Mass. Superior Court, Suffolk County	10/28/2015
9.	City of Lakeland Emps.' Pension & Ret. Fund v. Tucci, Civ. No. 1584-3269-BLS1	Mass. Superior Court, Suffolk County	10/28/2015
10.	Ma v. Tucci, Civ. No. 1584-3281-BLS1	Mass. Superior Court, Suffolk County	10/29/2015
11.	Stull v. EMC Corp., Civ. No. 15-13692	U.S. District Court, District of Massachusetts	10/30/2015
12.	Jacobs v. EMC Corp., Civ. No. 15-6318-H	Mass. Superior Court, Middlesex County	11/12/2015
13.	Ford v. VMware, Inc., C.A. No. 11714-VCL	Delaware Chancery Court	11/17/2015
14.	Pancake v. EMC Corp., Civ. No. 16-10040	U.S. District Court, District of Massachusetts	1/11/2016
15.	Booth Family Trust v. EMC Corp., Civ. No. 16-10114	U.S. District Court, District of Massachusetts	1/26/2016

The fifteen lawsuits sought, among other things, injunctive relief enjoining the EMC merger, rescission of the EMC merger if consummated, an award of fees and costs, and/or an award of damages.
The complaints in the IBEW, Barrett, Graulich, Vassallo, City of Miami, Lasker, Local Union No. 373, City of Lakeland, and Ma actions generally allege that the EMC directors breached their fiduciary duties to EMC shareholders in connection with the EMC merger by, among other things, failing to maximize shareholder value and agreeing to provisions in the EMC merger agreement that discouraged competing bids. After consolidating the nine complaints, by decision dated December 7, 2015, the Business Litigation Session of the Suffolk County Superior Court in Massachusetts dismissed all nine complaints for failure to make a demand on the EMC board of directors. Three of the nine plaintiffs in the consolidated actions appealed the judgment dismissing their complaints. The Massachusetts Supreme Judicial Court granted an application for direct appellate review, and heard oral argument on the appeal on November 7, 2016. On March 6, 2017, the Supreme Judicial Court issued a decision affirming the dismissal. This decision terminates the consolidated actions.
The complaints in the Walsh, Stull, Pancake, and Booth actions allege that the EMC directors breached their fiduciary duties to EMC shareholders in connection with the EMC merger by, among other things, failing to maximize shareholder value and agreeing to provisions in the EMC merger agreement that discouraged competing bids. The complaints generally further allege that the preliminary SEC Form S-4 filed by the Company on December 14, 2015 in

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

connection with the transaction contained material misstatements and omissions, in violation of Section 14(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and SEC Rule 14a-9 promulgated thereunder and/or that the Company, Dell, and Universal acted as controlling persons of EMC under Section 20(a) of the Exchange Act. On June 6, 2016, the Securities and Exchange Commission declared effective the Company's registration statement on Form S-4 relating to the EMC merger (the "SEC Form S-4"), including the amendments thereto. On June 17, 2016, the parties to the Walsh, Stull, Pancake, and Booth actions submitted to the Court a Stipulation and Proposed Order Dismissing Action and Retaining Jurisdiction to Determine Plaintiffs' Counsel's Application for an Award of Attorneys' Fees and Reimbursement of Expenses. In the stipulation, the plaintiffs represented to the Court that they believe sufficient information had been disclosed to warrant dismissal of the actions as moot in light of the disclosures in the SEC Form S-4, including the amendments thereto. On October 25, 2016, following an agreement between the parties with respect to attorneys' fees and expenses, the Court entered an order terminating the four actions for all purposes.

The amended complaints in the Jacobs and Ford actions allege that EMC, as the majority stockholder of VMware, Inc. ("VMware"), and the individual defendants, who are directors of EMC, VMware, or both, breached their fiduciary duties to minority stockholders of VMware in connection with the proposed EMC merger by allegedly entering into or approving a merger that favors the interests of EMC and Dell at the expense of the minority stockholders. The plaintiffs in the Jacobs action also brought suit against the Company, Dell, and Universal as alleged aiders and abettors. Effective December 2, 2016, the parties entered into an agreement to resolve the Jacobs action, pursuant to which the plaintiff voluntarily dismissed the action with prejudice. Under the operative amended complaint in the Ford action, the plaintiffs also brought suit against the Company and Dell for alleged breach of fiduciary duties to VMware and its stockholders, and against the Company, Dell, and Universal for aiding and abetting the alleged breach of fiduciary duties by EMC and VMware's directors. Certain defendants filed motions to dismiss the amended complaint on June 21, 2016. A hearing on those motions was held on February 3, 2017. No trial date has been set in the Ford action, and the outcome is uncertain. An adverse judgment for monetary damages in the Ford matter could have an adverse effect on the Company's operations.

Appraisal Proceedings — Holders of shares of Dell common stock who did not vote on September 12, 2013 in favor of the proposal to adopt the amended going-private transaction agreement and who properly demanded appraisal of their shares and who otherwise comply with the requirements of Section 262 of the Delaware General Corporate Law ("DGCL") are entitled to seek appraisal for, and obtain payment in cash for the judicially determined "fair value" (as defined pursuant to Section 262 of the DGCL) of, their shares in lieu of receiving the going-private transaction consideration. Dell initially recorded a liability of $13.75 for each share with respect to which appraisal has been demanded and as to which the demand has not been withdrawn, together with interest at the statutory rate discussed below. As of February 3, 2017, this liability was approximately $129 million, compared to approximately $593 million as of January 29, 2016, as the Company settled, during the fiscal year ended February 3, 2017, with certain funds affiliated with T. Rowe Price on the approximately 31,653,905 shares held by the funds. Also during the fiscal year ended February 3, 2017, the Court of Chancery ruled that the fair value of the appraisal shares as of October 29, 2013, the date on which the going-private transaction became effective, was $17.62 per share. This ruling would entitle the holders of the remaining 5,505,730 shares subject to the appraisal proceedings to $17.62 per share, plus interest at a statutory rate, compounded quarterly. On November 21, 2016, the Court of Chancery entered final judgment in the appraisal action. On November 22, 2016, Dell filed a notice of appeal to the Delaware Supreme Court. That appeal is pending. The Company believes it was adequately reserved for the appraisal proceedings as of February 3, 2017.

Securities Litigation — On May 22, 2014, a securities class action seeking compensatory damages was filed in the United States District Court for the Southern District of New York, captioned the City of Pontiac Employee Retirement System vs. Dell Inc. et. al. (Case No. 1:14-cv-03644).  The action names as defendants Dell Inc. and certain current and former executive officers, and alleges that Dell made false and misleading statements about Dell's business operations and products between February 22, 2012 and May 22, 2012, which resulted in artificially inflated stock prices. The case was transferred to the United States District Court for the Western District of Texas, where the defendants filed a motion to dismiss. On September 16, 2016, the Court denied the motion to dismiss and the case is proceeding with discovery. The defendants believe the claims asserted are without merit and the risk of material loss is remote.

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of patent cases varies over time, Dell does not currently anticipate that any of these matters will have a material adverse effect on its business, financial condition, results of operations, or cash flows.

As of February 3, 2017, the Company does not believe there is a reasonable possibility that a material loss exceeding the amounts already accrued for these or other proceedings or matters has been incurred. However, since the ultimate resolution of any such proceedings and matters is inherently unpredictable, the Company's business, financial condition, results of operations, or cash flows could be materially affected in any particular period by unfavorable outcomes in one or more of these proceedings or matters. Whether the outcome of any claim, suit, assessment, investigation, or legal proceeding, individually or collectively, could have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows will depend on a number of variables, including the nature, timing, and amount of any associated expenses, amounts paid in settlement, damages, or other remedies or consequences.

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

In connection with the divestitures discussed in Note 4 of the Notes to the Consolidated Financial Statements, the Company has indemnified the purchasers of businesses for the occurrence of specified events. The Company does not currently believe that contingent obligations to provide indemnification in connection with these divestitures will have a material adverse effect on the Company.

Certain Concentrations — The Company maintains cash and cash equivalents, derivatives, and certain other financial instruments with various financial institutions that potentially subject it to concentration of credit risk. As part of its risk management processes, the Company performs periodic evaluations of the relative credit standing of these financial institutions. The Company has not sustained material credit losses from instruments held at these financial institutions. Further, the Company does not anticipate nonperformance by any of the counterparties.

The Company markets and sells its products and services to large corporate clients, governments, and health care and education accounts, as well as to small and medium-sized businesses and individuals. No single customer accounted for more than 10% of the Company's consolidated net revenue during the fiscal year ended February 3, 2017, January 29, 2016, or January 30, 2015.

The Company utilizes a limited number of contract manufacturers who assemble a portion of its products. The Company may purchase components from suppliers and sell those components to the contract manufacturers, thereby creating receivable balances from the contract manufacturers. The agreements with the majority of the contract manufacturers allow the Company a legal right to offset its payables against these receivables, thus mitigating the credit risk wholly or in part. Receivables from four contract manufacturers represented the majority of the gross non-trade receivables of $2.7 billion and $2.6 billion as of February 3, 2017 and January 29, 2016, respectively, of which $2.2 billion and $2.3 billion as of February 3, 2017 and January 29, 2016, respectively, have been offset against the corresponding payables. The portion of receivables not offset against payables is included in other current assets in the Consolidated Statement of Financial Position. The Company does not reflect the sale of the components in revenue and does not recognize any profit on the component sales until the related products are sold.

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14 — INCOME AND OTHER TAXES

The Company's provision for income taxes for the fiscal periods reflected in the Consolidated Financial Statements are not directly comparable primarily due to purchase accounting adjustments, interest charges, and stock-based compensation charges incurred as a result of the EMC merger transaction.  For more information regarding the EMC merger transaction, see Note 3 of the Notes to the Consolidated Financial Statements.

The provision (benefit) for income taxes from continuing operations consisted of the following for the respective periods:

	Fiscal Year Ended
	February 3, 2017	January 29, 2016	January 30, 2015
	(in millions)
Current:
Federal	$(139)	$(174)	$56
State/local	46	(2)	(4)
Foreign	322	228	184
Current	229	52	236
Deferred:
Federal	(1,676)	(119)	(298)
State/local	(120)	(15)	(19)
Foreign	(52)	(36)	(26)
Deferred	(1,848)	(170)	(343)
Provision (benefit) for income taxes	$(1,619)	$(118)	$(107)

The Company's income (loss) from continuing operations before income taxes consisted of the following for the respective periods:

	Fiscal Year Ended
	February 3, 2017	January 29, 2016	January 30, 2015
	(in millions)
Domestic	$(7,173)	$(3,498)	$(3,135)
Foreign	1,817	2,212	1,920
Loss from continuing operations before income taxes	$(5,356)	$(1,286)	$(1,215)

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the Company's net deferred tax assets (liabilities) were as follows as of February 3, 2017 and January 29, 2016:

	February 3, 2017	January 29, 2016
	(in millions)
Deferred tax assets:
Deferred revenue and warranty provisions	$1,955	$814
Provisions for product returns and doubtful accounts	131	130
Credit carryforwards	511	176
Loss carryforwards	372	744
Operating and compensation related accruals	765	269
Other	262	149
Deferred tax assets	3,996	2,282
Valuation allowance	(737)	(816)
Deferred tax assets, net of valuation allowance	3,259	1,466
Deferred tax liabilities:
Leasing and financing	(109)	(125)
Property and equipment	(743)	(169)
Acquired intangibles	(7,281)	(1,568)
Other	(38)	(237)
Deferred tax liabilities	(8,171)	(2,099)
Net deferred tax assets (liabilities)	$(4,912)	$(633)

The tables below summarize the net operating loss carryforwards, tax credit carryforwards, and other deferred tax assets with related valuation allowances recognized as of February 3, 2017 and January 29, 2016.

	February 3, 2017
	Deferred Tax Assets	Valuation Allowance	Net Deferred Tax Assets	First Year Expiring
	(in millions)
Credit carryforwards	$511	$(406)	$105	Fiscal 2018
Loss carryforwards	372	(205)	167	Fiscal 2018
Other deferred tax assets	3,113	(126)	2,987	NA
Total	$3,996	$(737)	$3,259

	January 29, 2016
	Deferred Tax Assets	Valuation Allowance	Net Deferred Tax Assets	First Year Expiring
	(in millions)
Credit carryforwards	$176	$(59)	$117	Fiscal 2017
Loss carryforwards	744	(614)	130	Fiscal 2017
Other deferred tax assets	1,362	(143)	1,219	NA
Total	$2,282	$(816)	$1,466

The Company had deferred tax assets related to federal, state, and foreign net operating loss carryforwards of $132 million, $62 million, and $178 million, respectively, as of February 3, 2017, and $97 million, $49 million, and $598 million, respectively, as of January 29, 2016. The decrease in foreign net operating loss carryforwards is due to the reversal of a foreign exchange loss for tax purposes only, recorded for the year ended January 29, 2016 in a jurisdiction subject to a full valuation allowance, and as

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

a result it is not reflected in the U.S. GAAP rate reconciliation below. The Company's credit carryforwards as of February 3, 2017 and January 29, 2016 relate primarily to U.S. tax credits. The valuation allowances for other deferred tax assets as of February 3, 2017 and January 29, 2016 are primarily related to foreign jurisdictions. The Company has determined that it will be able to realize the remainder of its deferred tax assets, based on the future reversal of deferred tax liabilities.

In connection with the EMC merger transaction, the Company acquired $6.5 billion of net deferred tax liabilities, which are included in other non-current assets and other non-current liabilities in the Consolidated Statements of Financial Position. The Company has not provided deferred taxes on undistributed earnings and other basis differences of its foreign subsidiaries as it is the Company's intention for these to remain permanently reinvested. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable. The basis differences in the amount of approximately $79.2 billion as of February 3, 2017 arose primarily from undistributed book earnings, which the Company intends to reinvest indefinitely, and purchase accounting adjustments. The basis differences could be reversed through a sale of the subsidiaries or the receipt of dividends from the subsidiaries, as well as various other events.

A portion of the Company's operations is subject to a reduced tax rate or is free of tax under various tax holidays. For the fiscal years ended February 3, 2017, January 29, 2016, and January 30, 2015, the income tax benefits attributable to the tax status of these subsidiaries were estimated to be approximately $369 million ($0.79 per share of DHI Group Common Stock), $205 million ($0.51 per share), and $218 million ($0.54 per share), respectively. These income tax benefits are included in tax impact of foreign operations in the table below.  Although a significant portion of these income tax benefits relate to a tax holiday that expired during the fiscal year ended February 3, 2017, the Company has negotiated new terms for the affected subsidiary. These new terms provide for a reduced income tax rate and will be effective for a two-year bridge period expiring in January 2019. The Company's other tax holidays will expire in whole or in part during Fiscal 2019 through Fiscal 2023. Many of these tax holidays and reduced tax rates may be extended when certain conditions are met or may be terminated early if certain conditions are not met.

A reconciliation of the Company's income tax benefit from continuing operations to the statutory U.S. federal tax rate is as follows:

	Fiscal Year Ended
	February 3, 2017	January 29, 2016	January 30, 2015
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.7	1.9	2.5
Tax impact of foreign operations	(4.9)	(33.4)	(25.5)
Change in valuation allowance impacting tax rate and non-deductible operating losses	(1.1)	4.2	(7.9)
IRS tax audit settlement	5.5	—	—
Vendor and other settlements	0.5	2.5	3.1
Non-deductible transaction-related costs	(2.1)	(0.6)	—
Other	(5.4)	(0.4)	1.6
Total	30.2%	9.2%	8.8%

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the Company's beginning and ending amount of unrecognized tax benefits is as follows:

Total
(in millions)
Balance as of January 31, 2014	$2,463
Increases related to tax positions of the current year	142
Increases related to tax position of prior years	14
Reductions for tax positions of prior years	(80)
Lapse of statute of limitations	(34)
Audit settlements	(50)
Balance as of January 30, 2015	2,455
Increases related to tax positions of the current year	70
Increases related to tax position of prior years	52
Reductions for tax positions of prior years	(61)
Lapse of statute of limitations	(24)
Audit settlements	(13)
Balance as of January 29, 2016	2,479
Unrecognized tax benefits assumed through EMC merger transaction	558
Increases related to tax positions of the current year	116
Increases related to tax position of prior years	227
Reductions for tax positions of prior years	(379)
Lapse of statute of limitations	(30)
Audit settlements	(219)
Balance as of February 3, 2017	$2,752

During the fiscal year ended February 3, 2017, the Company acquired $558 million of unrecognized tax benefits as a part of the EMC merger transaction. The Company's net unrecognized tax benefits were $3.1 billion as of February 3, 2017 and January 29, 2016, and are included in other non-current liabilities in the Consolidated Statements of Financial Position.
The unrecognized tax benefits in the table above include $2.3 billion and $2.1 billion as of February 3, 2017 and January 29, 2016, respectively, that if recognized, would have impacted income tax expense, and do not include accrued interest and penalties of $737 million and $950 million as of February 3, 2017 and January 29, 2016, respectively. These interest and penalties are offset by tax benefits primarily from interest deductions which are not included in the table above. As of February 3, 2017 and January 29, 2016, respectively, these benefits were $286 million and $372 million, respectively. Interest and penalties related to income tax liabilities are included in income tax expense. The Company recorded interest and penalties of $94 million, $63 million, and $35 million for the fiscal years ended February 3, 2017, January 29, 2016, and January 30, 2015, respectively.

Judgment is required in evaluating the Company's uncertain tax positions and determining the Company's provision for income taxes. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

During the fiscal year ended February 3, 2017, the Company effectively settled the Internal Revenue Service ("IRS") audit for fiscal years 2004 through 2006. As a result, during Fiscal 2017, the Company made a cash payment of $537 million and recorded a net income tax benefit of $297 million.  The net income tax benefit had an impact of 5.5% on the effective tax rate.

The Company's U.S. federal income tax returns for fiscal years 2007 through 2009 are currently under examination by the IRS, which issued a Revenue Agent's Report ("RAR") related to those years during the fiscal year ended February 3, 2017.  The IRS has proposed adjustments primarily relating to transfer pricing matters with which the Company disagrees and will contest through the IRS administrative appeals procedures. Prior to the EMC merger transaction, EMC received an RAR for its tax

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

years 2009 and 2010.  The Company also disagrees with certain proposed adjustments in this RAR and is currently contesting the proposed adjustments through the IRS administrative appeals process.

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

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15 — ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss is presented in stockholders' equity in the Consolidated Statements of Financial Position and consists of amounts related to foreign currency translation adjustments, unrealized net gains (losses) on investments, unrealized net gains (losses) on cash flow hedges, and actuarial net gains (losses) from pension and other postretirement plans.

The following table presents changes in accumulated other comprehensive loss, net of tax, by the following components for the periods indicated:

	Foreign Currency Translation Adjustments	Investments	Cash Flow Hedges	Pension and Other Postretirement Plans	Accumulated Other Comprehensive Loss
	(in millions)
Balances as of January 30, 2015	$(220)	$—	$249	$—	$29
Other comprehensive income (loss) before reclassifications	(138)	—	152	—	14
Amounts reclassified from accumulated other comprehensive loss	—	—	(367)	—	(367)
Total change for the period	(138)	—	(215)	—	(353)
Balances as of January 29, 2016	(358)	—	34	—	(324)
Other comprehensive income (loss) before reclassifications	(254)	(17)	20	19	(232)
Amounts reclassified from accumulated other comprehensive loss	—	1	(43)	—	(42)
Total change for the period	(254)	(16)	(23)	19	(274)
Less: Change in comprehensive loss attributable to non-controlling interests	—	(3)	—	—	(3)
Balances as of February 3, 2017	$(612)	$(13)	$11	$19	$(595)

Amounts related to investments are reclassified to net income when gains and losses are realized. See Note 5 and Note 6 of the Notes to the Consolidated Financial Statements for more information on the Company's investments. Amounts related to the Company's cash flow hedges are reclassified to net income during the same period in which the items being hedged are recognized in earnings. In addition, any hedge ineffectiveness related to cash flow hedges is recognized currently in net income. See Note 9 of the Notes to the Consolidated Financial Statements for more information on the Company's derivative instruments.

The following table presents reclassifications out of accumulated other comprehensive loss, net of tax, to net income (loss) for the periods presented:

	Fiscal Year Ended			Fiscal Year Ended
	February 3, 2017			January 29, 2016
	Investments	Cash Flow Hedges	Total	Investments	Cash Flow Hedges	Total
	(in millions)
Total reclassifications, net of tax:
Net revenue	$—	$57	$57	$—	$328	$328
Cost of net revenue	—	(13)	(13)	—	40	40
Interest and other, net	(1)	(1)	(2)	—	(1)	(1)
Total reclassifications, net of tax	$(1)	$43	$42	$—	$367	$367

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16 — NON-CONTROLLING INTERESTS

SecureWorks — On April 27, 2016, SecureWorks completed a registered underwritten IPO of its Class A common stock. The non-controlling interests' share of equity in SecureWorks is reflected as a component of the non-controlling interests in the accompanying Consolidated Statements of Financial Position and was $86 million as of February 3, 2017. As of February 3, 2017, Dell Technologies held approximately 87.5% of the outstanding equity interest in SecureWorks.

The following non-controlling interests were assumed on September 7, 2016 in connection with the EMC merger transaction:

VMware — The non-controlling interests' share of equity in VMware is reflected as a component of the non-controlling interests in the accompanying Consolidated Statements of Financial Position and was $5.2 billion as of February 3, 2017. As of February 3, 2017, the Company held approximately 82.5% of the outstanding equity interest in VMware.

Pivotal — A portion of the non-controlling interest in Pivotal is held by third parties in the form of a preferred equity instrument. Consequently, there is no net income attributable to such interest in Pivotal in the Consolidated Statements of Income (Loss). Additionally, due to the terms of the preferred equity instrument, the non-controlling interests in the Consolidated Statements of Financial Position are generally not impacted by Pivotal's equity-related activity. The preferred equity instrument is convertible into common shares at the non-controlling owner's election at any time.

The portion of the results of operations of Pivotal allocable to its other owners, whose interest is held in the form of common stock, is reflected as an adjustment to net income (loss) attributable to Dell Technologies in the accompanying Consolidated Statements of Income. The non-controlling interests' share of equity in Pivotal is reflected as a component of the non-controlling interests in the accompanying Consolidated Statements of Financial Position and was $472 million as of February 3, 2017. As of February 3, 2017, the Company held approximately 77.8% of the outstanding equity interest in Pivotal.

The effect of changes in the Company's ownership interest in SecureWorks, VMware, and Pivotal on the Company's equity was as follows:

Fiscal Year Ended
February 3, 2017
(in millions)
Net loss attributable to Dell Technologies Inc.	$(1,672)
Transfers (to) from the non-controlling interests:
Increase in Dell Technologies' additional paid-in-capital for equity issuances	269
Decrease in Dell Technologies' additional paid-in-capital for equity issuances and other equity activity	(251)
Net transfers from non-controlling interests	18
Change from net loss attributable to Dell Technologies Inc. and transfers to/from the non-controlling interests	$(1,654)

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17 — EARNINGS (LOSS) PER SHARE

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

The Company has two groups of common stock, denoted as the DHI Group Common Stock and the Class V Common Stock. The DHI Group Common Stock consists of four classes of common stock, referred to as Class A Common Stock, Class B Common Stock, Class C Common Stock, and Class D Common Stock. The DHI Group generally refers to the direct and indirect interest of Dell Technologies in all of Dell Technologies' business, assets, properties, liabilities, and preferred stock other than those attributable to the Class V Group, as well as its retained interest in the Class V Group equal to approximately 38% of the Company's economic interest in the Class V Group as of February 3, 2017. The Class V Common Stock is intended to track the economic performance of approximately 62% of the Company's economic interest in the Class V Group as of such date. As of February 3, 2017, the Class V Group consisted of approximately 338 million shares of Class A common stock of VMware held by the Company. See Note 18 of the Notes to the Consolidated Financial Statements and Exhibit 99.1 filed with the annual report on Form 10-K for the fiscal year ended February 3, 2017 for more information regarding the allocation of earnings from Dell Technologies' interest in VMware between the DHI Group and the Class V Common Stock.

For purposes of calculating earnings (loss) per share, the Company used the two-class method. As all classes of DHI Group Common Stock share the same rights in dividends, basic and diluted earnings (loss) per share are the same for each class of DHI Group Common Stock.
The following table sets forth basic and diluted earnings (loss) per share for each of the periods presented:

	Fiscal Year Ended
	February 3, 2017	January 29, 2016	January 30, 2015
	(in millions, except per share amounts)
Earnings (loss) per share attributable to Dell Technologies Inc. - basic:
Continuing operations - Class V Common Stock - basic	$1.44	$—	$—
Continuing operations - DHI Group - basic	$(8.52)	$(2.88)	$(2.74)
Discontinued operations - DHI Group - basic	$4.30	$0.16	$(0.28)

Earnings (loss) per share attributable to Dell Technologies Inc. - diluted:
Continuing operations - Class V Common Stock - diluted	$1.43	$—	$—
Continuing operations - DHI Group - diluted	$(8.52)	$(2.88)	$(2.74)
Discontinued operations - DHI Group - diluted	$4.30	$0.16	$(0.28)

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the computation of basic and diluted earnings (loss) per share for each of the periods presented:

	Fiscal Year Ended
	February 3, 2017	January 29, 2016	January 30, 2015
	(in millions, except per share amounts)
Numerator: Continuing operations - Class V Common Stock
Net income from continuing operations attributable to Class V Common Stock - basic	$313	$—	$—
Incremental dilution from VMware attributable to Class V Common Stock (a)	(3)	—	—
Net income from continuing operations attributable to Class V Common Stock - diluted	$310	$—	$—

Numerator: Continuing operations - DHI Group
Net loss from continuing operations attributable to DHI Group - basic	$(4,004)	$(1,168)	$(1,108)
Incremental dilution from VMware attributable to DHI Group (a)	(2)	—	—
Net loss from continuing operations attributable to DHI Group - diluted	$(4,006)	$(1,168)	$(1,108)

Numerator: Discontinued operations - DHI Group
Income (loss) from discontinued operations, net of income taxes - basic and diluted	$2,019	$64	$(113)

Denominator: Class V Common Stock weighted-average shares outstanding
Weighted-average shares outstanding - basic	217	—	—
Dilutive effect of options, restricted stock units, restricted stock, and other (b)	—	—	—
Weighted-average shares outstanding - diluted	217	—	—
Weighted-average shares outstanding - antidilutive (b)	—	—	—

Denominator: DHI Group weighted-average shares outstanding
Weighted-average shares outstanding - basic	470	405	404
Dilutive effect of options, restricted stock units, restricted stock, and other	—	—	—
Weighted-average shares outstanding - diluted	470	405	404
Weighted-average shares outstanding - antidilutive (c)	31	53	55
____________________

(a)
The incremental dilution from VMware represents the impact of VMware's dilutive securities on the DHI Group and Class V Common Stock's respective diluted earnings (loss) per share and is calculated by multiplying the difference between VMware's basic and diluted earnings (loss) per share by the number of shares of VMware Class A common stock owned by the Company.

(b)
The dilutive effect of Class V Common Stock-based incentive awards was not material to the calculation of the weighted-average Class V Common Stock outstanding. The antidilutive effect of these awards was also not material.

(c)
Stock-based incentive awards have been excluded from the calculation of the DHI Group's diluted earnings (loss) per share because their effect would have been antidilutive, as the Company had a net loss from continuing operations attributable to the DHI Group for the periods presented.

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents a reconciliation to the consolidated net income (loss) attributable to Dell Technologies Inc.:

	Fiscal Year Ended
	February 3, 2017	January 29, 2016	January 30, 2015
	(in millions)
Net income from continuing operations attributable to Class V Common Stock	$313	$—	$—
Net loss from continuing operations attributable to DHI Group	(4,004)	(1,168)	(1,108)
Net loss from continuing operations attributable to Dell Technologies Inc.	(3,691)	(1,168)	(1,108)
Income (loss) from discontinued operations, net of income taxes	2,019	64	(113)
Net loss attributable to Dell Technologies Inc.	$(1,672)	$(1,104)	$(1,221)

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18 — CAPITALIZATION

Reclassification — On September 5, 2016, before the registration of the Class V Common Stock of Dell Technologies under Section 12 of the Securities Exchange Act of 1934 in connection with the EMC merger transaction, holders of a majority of the outstanding shares of the Company's Series A Common Stock, Series B Common Stock, and Series C Common Stock approved the Fourth Amended and Restated Certificate of Incorporation of the Company (the "Amended and Restated Certificate of Incorporation") and the Amended and Restated Bylaws of the Company (the "Amended and Restated Bylaws"). The Amended and Restated Certificate of Incorporation and the Amended and Restated Bylaws became effective on September 7, 2016 before the closing of the EMC merger transaction. Upon the effectiveness of the Amended and Restated Certificate of Incorporation, the outstanding shares of the Company's Series A Common Stock, Series B Common Stock, and Series C Common Stock were automatically reclassified on a one-for-one basis into newly authorized shares of the Company's Class A Common Stock, Class B Common Stock, and Class C Common Stock, respectively (the "Reclassification"). The Amended and Restated Certificate of Incorporation also amended the Company's prior certificate of incorporation to authorize the Class D Common Stock and the Class V Common Stock. The Reclassification did not affect the Company's consolidated financial position or results of operations. Share information in the Consolidated Financial Statements has been restated to reflect the Reclassification.

The following table summarizes the Company's common stock for the periods indicated:

	Authorized	Issued	Outstanding
	(in millions)
Common stock as of January 29, 2016
Series A	350	307	307
Series B	150	98	98
Series C	200	—	—
	700	405	405

Common stock as of February 3, 2017
Class A	600	410	410
Class B	200	137	137
Class C	900	22	22
Class D	100	—	—
Class V	343	223	209
	2,143	792	778

Preferred Stock — Dell Technologies is authorized to issue one million shares of preferred stock, par value $.01 per share. As of February 3, 2017, no shares of preferred stock were issued or outstanding.

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

Of the 164 million shares of DHI Group Common Stock issued during the fiscal year ended February 3, 2017, 160 million shares were issued in connection with the EMC merger transaction. The Company issued and sold the following shares of DHI Group Common Stock at a purchase price of $27.50 per share to the persons identified below for an aggregate purchase price of $4.4 billion, pursuant to four separate common stock purchase agreements:

•	86,909,091 shares of Class A Common Stock to the MD Stockholders

•	16,104,050 shares of Class A Common Stock to the MSDC Stockholders

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	38,805,040 shares of Class B Common Stock to the SLP Stockholders

•	18,181,818 shares of Class C Common Stock to Temasek

The Company applied the proceeds from the sale of the shares to finance a portion of the consideration for the EMC merger transaction.

Class V Common Stock — In connection with the EMC merger transaction, Dell Technologies authorized the issuance of 343 million shares of $.01 par value Class V Common Stock. Dell Technologies issued 223 million shares of Class V Common Stock to EMC shareholders on September 7, 2016 at a purchase price of $45.07 per share for an aggregate purchase price of approximately $10.0 billion. These 223 million shares are intended to track the economic performance of approximately 65% of Dell Technologies' economic interest in the Class V Group as of the closing date of the EMC merger transaction, while the remaining 120 million authorized and unissued shares represent the DHI Group's retained interest in approximately 35% of Dell Technologies' economic interest in the Class V Group as of such date. As of the closing date of the EMC merger transaction, the assets of the Class V Group consisted solely of 343 million shares of VMware Class A common stock held by the Company. Each share of Class V Common Stock is identical in all respects with, and has rights, powers, and privileges equal to those of, each other share of Class V Common Stock.

Dell Technologies' board of directors may, with the approval of the independent capital stock committee of the board of directors, reallocate assets or liabilities between the Class V Group and the DHI Group, which could result in a change to the DHI Group's retained interest in the Class V Group. The relative economic interests of the two Groups, including the DHI Group's retained interest in the Class V Group, could also change if the Company issues or repurchases shares of Class V Common Stock.

As of February 3, 2017, as described further below under "Repurchases of Common Stock; Treasury Stock," the Class V Common Stock had an approximately 62% interest in the Class V Group, while the DHI Group had an approximately 38% retained interest. See Exhibit 99.1 to the Company's annual report on Form 10-K for the fiscal year ended February 3, 2017 for more information regarding Unaudited Attributed Financial Information for the Class V Group.

The Company has the authority and discretion to declare and pay (or to refrain from declaring and paying) dividends on outstanding shares of DHI Group Common Stock and dividends on outstanding shares of Class V Common Stock, in equal or unequal amounts, or only on the DHI Group Common Stock or the Class V Common Stock. In the event of a liquidation, dissolution, distribution of assets, or winding up of the Company, the holders of shares of DHI Group Common Stock and the holders of shares of Class V Common Stock will be entitled to receive their proportionate interests in the assets of the Company remaining for distribution to holders of stock in proportion to the respective number of liquidation units per share of DHI Group Common Stock and Class V Common Stock, respectively.

Repurchases of Common Stock; Treasury Stock

Class V Common Stock Repurchases — On September 7, 2016, the board of directors of the Company approved a stock repurchase program (the "DHI Group Repurchase Program") under which the Company is authorized to use assets of the DHI Group to repurchase up to $1.0 billion of shares of Class V Common Stock over a period of two years. On December 13, 2016, the board of directors approved the suspension of the DHI Group Repurchase Program until such time as the board of directors authorizes the reinstatement of that program. During the fiscal year ended February 3, 2017, the Company repurchased 7 million shares of Class V Common Stock for $324 million using cash of the DHI Group. Shares repurchased under the DHI Group Repurchase Program are being held as treasury stock at cost. As of February 3, 2017, the Company's remaining authorized amount for share repurchases under the DHI Group Repurchase Program was $676 million. As cash of the DHI Group was used for Class V Common Stock repurchases under the DHI Group Repurchase Program, these repurchased shares were attributed to the DHI Group for the purposes of determining the DHI Group's retained interest in the Class V Group. As a result, the number of retained interest shares of the DHI Group, which, together with the number of shares of Class V Common Stock outstanding, are used to calculate such retained interest, increased on a one-for-one basis for each share of Class V Common Stock repurchased under the program.

On December 13, 2016, the board of directors approved a new stock repurchase program (the "Class V Group Repurchase Program") under which the Company is authorized to use assets of the Class V Group to repurchase up to $500 million of shares of Class V Common Stock over a period of six months. To the extent not retired, shares repurchased under the Class V Group Repurchase Program will be held as treasury stock at cost. The repurchase of shares pursuant to the Class V Group

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Repurchase Program was funded from proceeds received by the Company from the sale by a subsidiary of the Company to VMware of shares of Class A common stock of VMware owned by such subsidiary, as described below under "VMware Class A Common Stock Repurchases." During the fiscal year ended February 3, 2017, the Company repurchased 7 million shares of Class V Common Stock for $418 million under the Class V Group Repurchase Program, of which $41 million of repurchases were settled subsequent to the close of the Company's fiscal year. These repurchased shares of Class V Common Stock are being held as treasury stock at cost. As of February 3, 2017, the Company's remaining authorized amount for share repurchases under the Class V Group Repurchase Program was $82 million. Subsequent to the close of the Company's fiscal year, the Company repurchased an additional 1 million shares of its Class V Common Stock to complete the transactions contemplated by the program.

As cash of the Class V Group is used for repurchases of Class V Common Stock made under the Class V Group Repurchase Program, these repurchased shares are not attributed to the DHI Group for the purposes of determining the DHI Group's retained interest in the Class V Group. As a result, although the number of outstanding shares of Class V Common Stock is reduced by the number of shares of Class V Common Stock repurchased under the program, the number of retained interest shares of the DHI Group is not affected. However, the DHI Group's retained interest in the Class V Group is increased relative to the interest of the Class V Common Stock due to the reduction in the number of outstanding shares of Class V Common Stock resulting from repurchases under the program. Share repurchases made by VMware of its Class A common stock from a subsidiary of the Company do not affect the determination of the respective interests of the Class V Common Stock and the DHI Group in the Class V Group.

As of February 3, 2017, as a result of repurchases under the DHI Group Repurchase Program and the Class V Group Repurchase Program, the holders of the Class V Common Stock owned approximately 209 million shares which in the aggregate track the economic performance of approximately 62% of Dell Technologies' economic interest in the Class V Group, and the number of retained interest shares of the DHI Group was approximately 127 million shares, representing the remaining 38% economic interest in the Class V Group.

VMware Class A Common Stock Repurchases — In April 2016, VMware's board of directors authorized the repurchase of up to $1.2 billion of shares of VMware's Class A common stock through the end of 2016. All shares repurchased under VMware's stock repurchase programs are retired. During the period from September 7, 2016 through February 3, 2017, VMware repurchased $611 million of its Class A common stock under the April 2016 program, and the authorized amount for repurchases of VMware common stock was fully utilized as of February 3, 2017. These shares were purchased from public stockholders in open market transactions and were unrelated to the Class V Group Repurchase Program.

On December 15, 2016, the Company entered into a stock purchase agreement with VMware pursuant to which VMware agreed to repurchase for cash $500 million of shares of VMware Class A common stock from a subsidiary of the Company. The Company will apply the proceeds from the sale to the repurchase of shares of its Class V Common Stock under the Class V Group Repurchase Program described above. During the period from September 7, 2016 through February 3, 2017, VMware repurchased approximately 4.8 million shares of its Class A common stock under the December 2016 program. On February 15, 2017, subsequent to the close of the Company's fiscal year, VMware repurchased an additional 1.4 million shares of its Class A common stock to complete the transactions contemplated by the stock purchase agreement.

In January 2017, VMware's board of directors authorized the repurchase of up to $1.2 billion of shares of VMware's Class A common stock through the end of Fiscal 2018.

DHI Group Common Stock Repurchases — During the fiscal year ended February 3, 2017, the Company repurchased an immaterial number of shares of DHI Group Common Stock for approximately $10 million.

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19 — STOCK-BASED COMPENSATION

Stock-based Compensation Expense

Stock-based compensation expense for the Company was recognized in the Consolidated Statements of Income (Loss) as follows for the respective periods:

	Fiscal Year Ended
	February 3, 2017	January 29, 2016	January 30, 2015
	(in millions)
Stock-based compensation expense (a) (b):
Cost of net revenue	$35	$10	$13
Operating expenses	363	62	59
Stock-based compensation expense before taxes	398	72	72
Income tax benefit	(122)	(26)	(26)
Stock-based compensation expense, net of income taxes	$276	$46	$46
____________________

(a)
As a result of the EMC merger transaction, stock-based compensation expense before taxes for the fiscal year ended February 3, 2017 includes $279 million related to VMware plans discussed below for the period from September 7, 2016 through February 3, 2017.

(b)
Stock-based compensation expense before taxes for the fiscal year ended February 3, 2017 does not include $807 million of post-merger stock-based compensation expense and related taxes resulting from the EMC merger transaction. See Note 3 of the Notes to the Consolidated Financial Statements for more information on the EMC merger transaction.

Stock-based Compensation Plans

Dell Technologies Inc. 2013 Stock Incentive Plan — On September 7, 2016, at the effective time of the EMC merger transaction, the Denali Holding Inc. 2013 Stock Incentive Plan (the "2013 Plan") was amended and restated as the Dell Technologies Inc. 2013 Stock Incentive Plan (the "Restated Plan"). Employees, consultants, non-employee directors, and other service providers of the Company or its affiliates are eligible to participate in the Restated Plan. The Restated Plan authorizes the issuance of an aggregate of 75 million shares of the Company's Class C Common Stock and 500,000 shares of the Company's Class V Common Stock, of which 61 million shares of Class C Common Stock were previously reserved for issuance under the 2013 Plan. The Restated Plan authorizes the Company to grant stock options, restricted stock units ("RSUs"), stock appreciation rights ("SARs"), restricted stock awards ("RSAs"), and dividend equivalents.

As of February 3, 2017 and January 29, 2016, there were 26 million and 17 million shares, respectively, of common stock of Dell Technologies available for future grants under the Restated Plan and the 2013 Plan, respectively.

Stock Option Agreements — Stock options granted under the Restated Plan include service-based awards and performance-based awards. A majority of the service-based stock options vest pro-rata at each option anniversary date over a five-year period. Performance-based stock options, with a market condition, become exercisable upon achievement of return on equity ("ROE") metrics up to the seven-year anniversary of the going-private transaction date, depending upon the achievement of the market condition. Both service-based and performance-based stock options are granted with option exercise prices equal to the fair market value of the Company's common stock, as determined by the Company's board of directors or authorized committee. Generally, common stock issued under both service-based and performance-based awards are subject to liquidity events, such as an initial public offering, change in control, sales of common stock under a semi-annual company liquidity program, and calls and puts resulting upon the occurrence of specified events. A majority of the stock options expire ten years after the date of grant.

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Option Activity — The following table summarizes stock option activity settled in DHI Group Common Stock during the fiscal years ended February 3, 2017, January 29, 2016, and January 30, 2015:

	Number of Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in millions)	(per share)	(in years)	(in millions)
Options outstanding as of January 31, 2014	60	$14.32
Granted	2	17.08
Exercised	—	—
Forfeited	(6)	13.75
Canceled/expired	(1)	32.22
Options outstanding as of January 30, 2015	55	14.11
Granted	2	24.05
Exercised	—	—
Forfeited	(3)	19.07
Canceled/expired	—	—
Options outstanding as of January 29, 2016	54	14.30
Granted	2	27.09
Exercised	(1)	14.12
Forfeited	(7)	15.51
Canceled/expired	—	—
Options outstanding as of February 3, 2017 (a)	48	14.75	6.5	$676
Vested and expected to vest (net of estimated forfeitures), February 3, 2017	44	$14.75	6.4	$621
Exercisable as of February 3, 2017	16	$14.63	5.8	$233
____________________

(a)	Of the 48 million stock options outstanding on February 3, 2017, 20 million related to performance-based awards and 28 million related to service-based awards.

The total fair value of options vested was $50 million, $42 million, and $41 million for the fiscal years ended February 3, 2017, January 29, 2016, and January 30, 2015, respectively. The intrinsic value of the options exercised was $18 million, $4 million, and $1 million for the fiscal years ended February 3, 2017, January 29, 2016, and January 30, 2015, respectively. As of February 3, 2017, there was $94 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested stock options expected to be recognized over a weighted-average period of 2.4 years.

The tax benefit realized from the exercise of stock options was $6 million, $1 million, and immaterial for the fiscal years ended February 3, 2017, January 29, 2016, and January 30, 2015, respectively.

In connection with the EMC merger transaction and in accordance with the merger agreement, certain executives holding unvested restricted stock units of EMC ("EMC RSUs") were given the opportunity to elect to exchange each unvested EMC RSU held by such executives that would otherwise have vested in the ordinary course on or after January 1, 2017 for (a) a deferred cash award having a cash value equal to the closing price of a share of EMC common stock on the last trading day before the closing date of the EMC merger transaction, or $29.05, and (b) an option ("rollover option") to purchase a share of Class C Common Stock of Dell Technologies ("the rollover opportunity"). The rollover options have a three-year term and a per share exercise price equal to the fair market value of a share of Class C Common Stock on the date of grant, or $27.50, and, to the extent vested, may be exercised using a cashless exercise method for both the exercise price and the applicable minimum required tax withholding (subject to certain limitations). Each deferred cash award will vest, and each rollover option will vest and thereby become exercisable, on the same schedule as the EMC RSU for which they were exchanged (with any performance-vesting condition deemed satisfied at the target level of performance upon the closing of the EMC merger transaction). Pursuant to the rollover opportunity, options to purchase 1.8 million shares of Class C Common Stock were issued and have been included within the stock option activity table above as granted options.

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The expected term is based on historical experience and on the terms and conditions of the stock awards granted to employees. For the periods presented, option valuations used leverage-adjusted volatility of a peer group, and the expected term was based on analysis of the Company's historical option settlement experience and on the terms and conditions of the stock awards granted.

The assumptions utilized in this model as well as the weighted-average grant date fair value of stock options granted in DHI Group Common Stock are presented below:

	Fiscal Year Ended
	February 3, 2017	January 29, 2016	January 30, 2015
Weighted-average grant date fair value of stock options granted per option	$10.36	$10.05	$8.75
Expected term (in years)	3.4	5.1	5.2
Risk-free rate (U.S. Government Treasury Note)	0.9%	1.5%	1.6%
Expected volatility	51%	46%	62%
Expected dividend yield	—%	—%	—%

Valuation of Performance-Based Stock Option Awards — For performance-based stock options granted under the 2013 Plan and the Restated Plan, the Company utilized the Monte Carlo valuation model to simulate probabilities of achievement of the market condition and the grant date fair value. The valuation model for performance-based option grants during the fiscal years ended February 3, 2017, January 29, 2016, and January 30, 2015 used a weighted-average leverage adjusted five years peer volatility and corresponding risk free interest rate. Upon fulfillment of a ROE condition, a specific portion of the performance options become exercisable.  An embedded binomial lattice option pricing model was used to determine the value of these exercisable options using the assumption that each option will be exercised at the midpoint between the date of satisfaction of a ROE condition and the expiration date of such option.

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The assumptions utilized in this model as well as the weighted-average grant date fair value of stock options granted are presented below:

	Fiscal Year Ended
	February 3, 2017	January 29, 2016	January 30, 2015
Weighted-average grant date fair value of stock options granted per option	$8.83	$10.85	$9.01
Expected term (in years)	—	—	—
Risk-free rate (U.S. Government Treasury Note)	1.7%	2.0%	2.4%
Expected volatility	44%	50%	55%
Expected dividend yield	—%	—%	—%

Restricted Stock — The Company's restricted stock primarily consists of RSU awards granted to employees. RSUs are valued based on the Company's Class C Common Stock price on the date of grant. The shares underlying the RSU awards are not issued until the RSU vests. Upon vesting, each RSU converts into one share of DHI Group Common Stock.

The Company's restricted stock also includes performance stock unit ("PSU") awards, which have been granted to certain members of the Company's senior leadership team. The PSU awards include performance conditions and, in certain cases, a time-based vesting component. For PSU awards granted under the Restated Plan, the Company utilized the Monte Carlo valuation model to simulate the probabilities of achievement of the market condition to determine the grant date fair value. The vesting and payout of the PSU awards depends upon the return on equity achieved on various measurement dates or liquidity events.

The following table summarizes non-vested restricted stock and restricted stock units activity settled in DHI Group Common Stock during the fiscal year ended February 3, 2017. For the fiscal years ended January 29, 2016 and January 30, 2015, the total estimated vest date fair value of restricted stock unit awards was not material.

	Number of Shares	Weighted- Average Grant Date Fair Value
	(in millions)	(per share)
Non-vested restricted stock unit balance as of January 29, 2016	—	$—
Granted	11	19.66
Vested	—	—
Forfeited	(1)	19.63
Non-vested restricted stock unit balance as of February 3, 2017 (a)	10	$19.63
_________________

(a)	Of the 10 million non-vested restricted stock units, 6 million related to performance-based awards and 4 million related to service-based awards.

As of February 3, 2017, there was $144 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to these awards expected to be recognized over a weighted-average period of approximately 2.6 years.

Dell Technologies Shares Withheld for Taxes — Under certain situations, shares are sold to cover employee taxes for both the vesting of restricted stock units and the exercise of stock options. For the fiscal year ended February 3, 2017, 0.2 million shares were withheld to cover $6 million of employees' tax obligations. Shares withheld for taxes for the fiscal years ended January 29, 2016 and January 30, 2015 were immaterial.

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

VMware

VMware Equity Plans — In June 2007, VMware adopted its 2007 Equity and Incentive Plan (the "2007 Plan"). As of February 3, 2017, the number of authorized shares of VMware Class A common stock under the 2007 Plan was 122 million. The number of shares underlying outstanding equity awards that VMware assumes in the course of business acquisitions are also added to the 2007 Plan reserve on an as-converted basis. VMware has assumed 4 million shares, which accordingly have been added to the authorized shares under the 2007 Plan reserve.

Awards under the 2007 Plan may be in the form of stock-based awards such as RSUs or stock options. Generally, restricted stock grants made under the 2007 Plan have a three-year to four-year period over which they vest and vest 25% the first year and semi-annually thereafter. VMware's Compensation and Corporate Governance Committee determines the vesting schedule for all equity awards. The value of RSU grants is based on VMware's stock price on the date of grant. The shares underlying the RSU awards are not issued until the RSUs vest. Upon vesting, each RSU converts into one share of VMware Class A common stock. VMware's restricted stock also include PSU awards, which have been granted to certain VMware executives and employees. The PSU awards include performance conditions and a time-based vesting component. Upon vesting, each PSU award will convert into VMware's Class A common stock at various ratios ranging from 0.5 to 2.0 shares per PSU, depending upon the degree of achievement of the performance target designated by each individual award. If minimum performance thresholds are not achieved, then no shares will be issued.

The exercise price for a stock option awarded under the 2007 Plan may not be less than 100% of the fair market value of VMware Class A common stock on the date of grant. Most options granted under the 2007 Plan vest 25% after the first year and monthly thereafter over the following three years and expire between six and seven years from the date of grant. VMware utilizes both authorized and unissued shares to satisfy all shares issued under the 2007 Plan. As of February 3, 2017, there were an aggregate of 13 million shares of common stock available for issuance pursuant to future grants under the 2007 Plan.

VMware Employee Stock Purchase Plan — In June 2007, VMware adopted its 2007 Employee Stock Purchase Plan (the "ESPP"), which is intended to be qualified under Section 423 of the Internal Revenue Code. As of February 3, 2017, the number of authorized shares of VMware Class A common stock under the ESPP was a total of 14 million shares. Under the ESPP, eligible VMware employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise.

The option period is generally twelve months and includes two embedded six-month option periods. Options are exercised at the end of each embedded option period. If the fair market value of the stock is lower on the first day of the second embedded option period than it was at the time of grant, then the twelve-month option period expires and each enrolled participant is granted a new twelve-month option. As of February 3, 2017, 1 million shares of VMware Class A common stock were available for issuance under the ESPP.

The following table summarizes ESPP activity during the period from September 7, 2016 through February 3, 2017:

September 7, 2016 through February 3, 2017
(in millions, except per share amounts)
Cash proceeds	$60
Class A common shares purchased	1.5
Weighted-average price per share	$40.65

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

VMware Stock Options — The following table summarizes stock option activity for VMware employees in VMware stock options:

	Number of Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in millions)	(per share)	(in years)	(in millions)
Options outstanding as of September 7, 2016	2	$65.01
Granted	—	—
Exercised	—	—
Forfeited	—	—
Canceled/Expired	—	—
Options outstanding as of February 3, 2017 (a)	2	$69.38	4.4	$43
Vested and expected to vest (net of estimated forfeitures) as of February 3, 2017	2	$69.15	4.4	$43
Exercisable as of February 3, 2017	1	$68.81	4.3	$32
_________________
(a) Stock option activity during the period was immaterial. The ending weighted-average exercise price was calculated based on underlying options outstanding as of February 3, 2017.

The above table includes stock options granted in conjunction with unvested stock options assumed in business combinations. As a result, the weighted-average exercise price per share may vary from the VMware stock price at time of grant. Aggregate intrinsic values represent the total pretax intrinsic values based on VMware's closing stock price of $88.95 as of February 3, 2017 as reported on the NYSE, which would have been received by the option holders had all in-the-money options been exercised as of that date. The total fair value of VMware stock options that vested during the period from September 7, 2016 through February 3, 2017 was $13 million. The intrinsic value of the options exercised during the period from September 7, 2016 through February 3, 2017 was $13 million. During the period from September 7, 2016 through February 3, 2017, $4 million in cash was received from the stock option exercises.

The tax benefit realized from the exercise of stock options was $4 million from the period from September 7, 2016 through February 3, 2017. As of February 3, 2017, there was $15 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested stock options expected to be recognized over a weighted-average period of less than one year.

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of VMware Options — The fair value of each option to acquire VMware Class A common stock granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Fiscal Year Ended February 3, 2017
VMware Employee Stock Purchase Plan
Weighted-average grant date fair value of stock options granted per option	$13.57
Expected term (in years)	0.8
Risk-free rate (U.S. Government Treasury Note)	0.5%
Expected volatility	38%
Expected dividend yield	—%

The weighted-average grant date fair value of VMware stock options can fluctuate from period to period primarily due to higher valued options assumed through business combinations with exercise prices lower than the fair market value of VMware's stock on the date of grant.

For equity awards granted, volatility is based on an analysis of historical stock prices and implied volatilities of VMware's Class A common stock. The expected term is based on historical exercise patterns and post-vesting termination behavior, the term of the option period for grants made under VMware's ESPP, or the weighted-average remaining term for options assumed in acquisitions. VMware's expected dividend yield input was zero as it has not historically paid, nor expects in the future to pay, cash dividends on its common stock. The risk-free interest rate is based on a U.S. Treasury instrument whose term is consistent with the expected term of the stock options.

There were no stock options granted during the period from September 7, 2016 through February 3, 2017.

VMware Restricted Stock — The following table summarizes VMware's restricted stock activity since September 7, 2016:

	Number of Shares	Weighted- Average Grant Date Fair Value
	(in millions)	(per share)
Non-vested restricted stock unit balance as of September 7, 2016	22	$67.01
Granted	2	79.81
Vested	(3)	72.94
Forfeited	(1)	69.19
Non-vested restricted stock unit balance as of February 3, 2017	20	$67.41

As of February 3, 2017, restricted stock representing 20 million shares of VMware's Class A common stock was outstanding, with an aggregate intrinsic value of $1,819 million based on VMware's closing stock price as of February 3, 2017 as reported on the NYSE. The total fair value of VMware restricted stock awards that vested during the period from September 7, 2016 through February 3, 2017 was $203 million and the intrinsic value was $218 million. As of February 3, 2017, there was $973 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to these awards expected to be recognized over a weighted-average period of approximately 1.4 years.

VMware Shares Withheld for Taxes — For the fiscal year ended February 3, 2017, VMware repurchased and retired or withheld 1 million shares of Class A common stock for $77 million to cover tax withholding obligations. These amounts may differ from the amounts of cash remitted for tax withholding obligations on the consolidated statements of cash flows due to the timing of payments. Pursuant to the respective award agreements, these shares were withheld in conjunction with the net share settlement upon the vesting of restricted stock and restricted stock units during the period. The value of the withheld shares, including restricted stock units, was classified as a reduction to additional paid-in capital.

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Plans

In addition to the plans disclosed above, the Company has issued equity grants settling in its Class V Common Stock as well as classes of stock of its subsidiaries, including SecureWorks. The stock option and restricted stock unit activity under these plans was not material during the fiscal years ended February 3, 2017, January 29, 2016, and January 30, 2015.

NOTE 20 — REDEEMABLE SHARES

Awards under the Company's stock incentive plans include certain rights that allow the holder to exercise a put feature for the underlying Classes of A and C Common Stock after a six-month holding period following the issuance of such common stock, requiring the Company to purchase the stock at its fair market value. Accordingly, these awards and common stock are subject to reclassification from equity to temporary equity, and the Company determines the award amounts to be classified as temporary equity as follows:

•
For stock options subject to service requirements, the intrinsic value of the option is multiplied by the portion of the options for which services have been rendered. Upon exercise of the option(s), the amount in temporary equity represents the fair value of the Class C Common Stock.

•
For SARs, RSUs, and RSAs, any of which stock award types are subject to service requirements, the fair value of the share is multiplied by the portion of the shares for which services have been rendered.

•	For share-based arrangements that are subject to the occurrence of a contingent event, those amounts are not reclassified to temporary equity until the contingency has been satisfied.
The amount of redeemable shares classified as temporary equity as of February 3, 2017 and January 29, 2016 was $231 million and $106 million, respectively. As of February 3, 2017, the redeemable shares consisted of 1.1 million issued and outstanding common shares, 0.4 million RSUs, 0.1 million RSAs, and 13.7 million outstanding stock options. As of January 29, 2016, the redeemable shares consisted of 0.9 million issued and outstanding common shares, 0.1 million unvested restricted stock units, and 18.6 million outstanding stock options.

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21 — RETIREMENT PLAN BENEFITS

Defined Benefit Pension Plan

In connection with the EMC merger transaction completed on September 7, 2016, the Company assumed all of EMC's defined benefit obligations and related plan assets, including a noncontributory defined benefit pension plan (the "Pension Plan") which was assumed as a result of EMC's prior acquisition of Data General. Certain of the Company's foreign subsidiaries also have defined benefit pension plans which were assumed as part of the EMC merger transaction and do not have a material impact on the results of operations or financial position of the Company.

Benefits under the Pension Plan are generally based on either career average or final average salaries and creditable years of service as defined in the plan. The annual cost for the Pension Plan is determined using the projected unit credit actuarial cost method that includes actuarial assumptions and estimates which are subject to change. As of December 1999, this plan was frozen, so employees no longer accrue pension benefits for future services. The measurement date for the Pension Plan is the end of the Company's fiscal year.

The following table presents a reconciliation of the Pension Plan benefit obligation:

Benefit Obligation
(in millions)
Benefit obligation as of September 7, 2016	$590
Interest cost	8
Benefits paid	(11)
Actuarial loss (gain)	(52)
Benefit obligation as of February 3, 2017	$535

On a weighted-average basis, the assumed discount rate used to determine the benefit obligations at February 3, 2017 and September 7, 2016 was 4.1% and 3.4%, respectively.

The following table presents a reconciliation of the fair value of plan assets:

Plan Assets
(in millions)
Fair value of plan assets as of September 7, 2016	$493
Actual return on plan assets	(12)
Benefits paid	(11)
Fair value of plan assets as of February 3, 2017	$470

The under-funded status of the Pension Plan at February 3, 2017 was $65 million and is classified as a component of other long-term liabilities in the Consolidated Statements of Financial Position. The Company does not expect to make any significant contributions to the Pension Plan in Fiscal 2018.

The following table presents the components of net periodic benefit cost recognized in the period presented:

September 7, 2016 through February 3, 2017
(in millions)
Interest cost	$8
Expected return on plan assets	(16)
Recognized actuarial loss	—
Net periodic benefit cost	$(8)

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The discount rate and expected long-term rate of return on plan assets used in the accounting for the Pension Plan to determine the net periodic benefit cost for the period from September 7, 2016 through February 3, 2017 was 3.4% and 6.5%, respectively. During the period from September 7, 2016 through February 3, 2017, the Pension Plan had net gains of $24 million that were primarily the result of an increase in the discount rate and the rate of return on plan assets. The net gains were recognized in accumulated other comprehensive loss.

There were no reclassifications from accumulated other comprehensive loss to a component of net periodic benefit cost during the period from September 7, 2016 through February 3, 2017. Additionally, the Company expects that none of the total balance included in accumulated other comprehensive loss at February 3, 2017 will be recognized as a component of net periodic benefit cost in Fiscal 2018.

At February 3, 2017, future benefit payments are expected to be paid as follows: $26 million in Fiscal 2018; $27 million in Fiscal 2019; $29 million in Fiscal 2020; $31 million in Fiscal 2021; $32 million in Fiscal 2022; and $174 million thereafter.

Fair Value of Plan Assets — The following table presents the fair value of each class of plan assets by level within the fair value hierarchy as of February 3, 2017:

	February 3, 2017
	Level 1	Level 2	Level 3	Total
	(in millions)
Common collective trusts (a)	$—	$331	$—	$331
U.S. Treasury securities	1	—	—	1
Corporate debt securities (b)	—	137	—	137
Total	$1	$468	$—	469
Plan payables, net of accrued interest and dividends (c)				1
Total, net				$470
_________________

(a)	Common collective trusts are valued at the net asset value calculated by the fund manager based on the underlying investments and are classified within Level 2 of the fair value hierarchy.

(b)	Corporate debt securities are valued daily at the closing price reported in active U.S. financial markets and are classified within Level 2 of the fair value hierarchy.

(c)	Dividends, accrued interest and net plan payables are not material to the plan assets and therefore have not been classified into the fair value hierarchy.

Investment Strategy — The Pension Plan's assets are managed by outside investment managers. The Company's investment strategy with respect to plan assets is to achieve a long-term growth of capital, consistent with an appropriate level of risk. The expected long-term rate of return on the plan assets considers the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class was weighted based on the target asset allocation to develop the expected long-term rate of return on assets. As market conditions permit, the Company expects to shift the asset allocation to lower the percentage of investments in equities and increase the percentage of investments in long-duration fixed-income securities. The changes could result in a reduction in the long-term rate of return on the plan assets and increase future pension expense.

At February 3, 2017, the long-term weighted-average target asset allocations are as follows: 17% U.S. large capitalization equity securities; 4% U.S. small capitalization equity securities; 4% foreign equity securities; and 75% U.S. long-duration fixed income securities.

At February 3, 2017, the actual allocation of plan assets is as follows: 27% U.S. large capitalization equity securities; 5% U.S. small capitalization equity securities; 7% foreign equity securities; 57% U.S. long-duration fixed income securities; and 4% below investment grade corporate fixed income securities.

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Employee Benefit Plans

Dell 401(k) Plan — The Company has a defined contribution retirement plan (the "401(k) Plan") that complies with Section 401(k) of the Internal Revenue Code. Substantially all Dell employees in the United States before the completion of the EMC merger transaction are eligible to participate in the 401(k) Plan. Effective January 1, 2008, the Company matches 100% of each participant's voluntary contributions, subject to a maximum contribution of 5% of the participant's eligible compensation, and participants vest immediately in all contributions to the 401(k) Plan. The Company's contributions during the fiscal years ended February 3, 2017, January 29, 2016, and January 30, 2015 were $158 million, $169 million, and $162 million, respectively. The Company's matching contributions as well as participants' voluntary contributions are invested according to each participant's elections in the investment options provided under the 401(k) Plan.

The following EMC employee benefit plan was assumed on September 7, 2016 in connection with the EMC merger transaction:

EMC 401(k) Plan — The Company has a defined contribution program that complies with Section 401(k) of the Internal Revenue Code for certain employees who were EMC employees before the completion of the EMC merger transaction. EMC matches pre-tax employee contributions up to 6% of eligible compensation during each pay period (subject to a $750 maximum match each quarter). EMC also provides a supplemental matching contribution up to an additional $3,000 at the end of the calendar year. All participants vest in the Company's matching contributions based on the number of years of continuous service over a three-year vesting period. The Company's matching contributions and participants voluntary contributions are invested according to each participant's elections in the investment options provided under the 401(k) Plan. VMware also has a defined contribution program for certain employees that complies with Section 401(k) of the Internal Revenue Code. The Company's contributions during the period from September 7, 2016 through February 3, 2017 to the EMC program were $31 million. On February 15, 2017, subsequent to the fiscal year ended February 3, 2017, the Company contributed an additional $47 million to such program as part of its supplemental matching program.

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 22 — SEGMENT INFORMATION

With the closing of the EMC merger transaction on September 7, 2016 and the classification of Dell Services and DSG as discontinued operations during the fiscal year ended February 3, 2017, the Company now has three reportable segments that are based on the following business units: Client Solutions Group ("CSG"); Infrastructure Solutions Group ("ISG"); and VMware. The ISG segment represents the Company's previous Enterprise Solutions Group ("ESG") segment and EMC's Information Storage segment. There was no change in the way Dell's legacy business results are allocated between the CSG and ESG (now referred to as ISG) segments as a result of the EMC merger transaction.

CSG includes sales to commercial and consumer customers of desktops, thin client products, and notebooks, as well as services and third-party software and peripherals closely tied to the sale of CSG hardware. ISG includes servers, networking, and storage, as well as services and third-party software and peripherals that are closely tied to the sale of ISG hardware. VMware includes a broad portfolio of virtualization technologies across three main product groups: software-defined data center; hybrid cloud computing; and end-user computing.

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

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents a reconciliation of net revenue by the Company's reportable segments to the Company's consolidated net revenue as well as a reconciliation of consolidated segment operating income (loss) to the Company's consolidated operating income (loss):

	Fiscal Year Ended
	February 3, 2017	January 29, 2016	January 30, 2015
	(in millions)
Consolidated net revenue:
Client Solutions Group	$36,754	$35,877	$39,634
Infrastructure Solutions Group	21,776	14,978	14,714
VMware	3,225	—	—
Reportable segment net revenue	61,755	50,855	54,348
Other businesses (a)	1,026	382	342
Unallocated transactions (b)	41	133	188
Impact of purchase accounting (c)	(1,180)	(459)	(736)
Total net revenue	$61,642	$50,911	$54,142

Consolidated operating income (loss):
Client Solutions Group	$1,845	$1,410	$2,051
Infrastructure Solutions Group	2,393	1,052	1,230
VMware	1,113	—	—
Reportable segment operating income	5,351	2,462	3,281
Other businesses (a)	(39)	(78)	(30)
Unallocated transactions (b)	(199)	(159)	(434)
Impact of purchase accounting (c)	(2,294)	(604)	(888)
Amortization of intangibles	(3,681)	(1,969)	(2,084)
Transaction-related expenses (d)	(1,488)	(109)	(76)
Other corporate expenses (e)	(902)	(57)	(85)
Total operating loss	$(3,252)	$(514)	$(316)
_________________

(a)
Other businesses consist of RSA Information Security, SecureWorks, Pivotal, and Boomi offerings, and do not constitute a reportable segment, either individually or collectively, as the results of the businesses are not material to the Company's overall results and the businesses do not meet the criteria for reportable segments.

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

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents net revenue by business unit categories:

	Fiscal Year Ended
	February 3, 2017	January 29, 2016	January 30, 2015
	(in millions)
Net revenue:
Client Solutions Group (a):
Commercial	$26,006	$25,747	$28,754
Consumer	10,748	10,130	10,880
Total CSG net revenue	36,754	35,877	39,634

Infrastructure Solutions Group:
Servers and networking	12,834	12,761	12,368
Storage	8,942	2,217	2,346
Total ISG net revenue	21,776	14,978	14,714

VMware
Total VMware net revenue	3,225	—	—

Total segment net revenue	$61,755	$50,855	$54,348
_________________

(a)
During the fiscal year ended February 3, 2017, the Company redefined the categories within the Client Solutions Group business unit. None of these changes impacted the Company's consolidated or total business unit results.

The following tables present net revenue and property, plant, and equipment, net allocated between the United States and foreign countries:

	Fiscal Year Ended
	February 3, 2017	January 29, 2016	January 30, 2015
	(in millions)
Net revenue:
United States	$30,699	$24,309	$25,099
Foreign countries	30,943	26,602	29,043
Total net revenue	$61,642	$50,911	$54,142

	February 3, 2017	January 29, 2016
	(in millions)
Property, plant, and equipment, net:
United States	$4,320	$1,172
Foreign countries	1,333	477
Total property, plant, and equipment, net	$5,653	$1,649

The allocation between domestic and foreign net revenue is based on the location of the customers. Net revenue from any single foreign country did not constitute more than 10% of the Company's consolidated net revenue for the fiscal year ended February 3, 2017, January 29, 2016, or January 30, 2015. Property, plant, and equipment, net from any single foreign country did not constitute more than 10% of the Company's consolidated property, plant, and equipment, net as of February 3, 2017 or January 29, 2016.

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 23 — ADDITIONAL CONSOLIDATED FINANCIAL INFORMATION
Additional Consolidated Statements of Financial Position Information
The following table provides additional information on selected accounts included in the Consolidated Statements of Financial Position as of February 3, 2017 and January 29, 2016:

	February 3, 2017	January 29, 2016
	(in millions)
Accounts receivable, net:
Gross accounts receivable	$9,759	$5,046
Allowance for doubtful accounts	(46)	(36)
Allowance for customer returns	(293)	(123)
Total accounts receivable, net	9,420	4,887
Inventories, net:
Production materials	925	657
Work-in-process	503	189
Finished goods	1,110	773
Total inventories, net	2,538	1,619
Prepaid expenses (a)
Total prepaid expenses	850	514
Property, plant, and equipment, net:
Computer equipment	5,045	762
Land and buildings	4,299	919
Machinery and other equipment	3,770	226
Total property, plant, and equipment	13,114	1,907
Accumulated depreciation and amortization	(7,461)	(258)
Total property, plant, and equipment, net	5,653	1,649
Accrued and other current liabilities:
Compensation	2,641	941
Warranty liability	405	381
Income and other taxes	943	1,210
Other	3,130	1,685
Total accrued and other current liabilities	7,119	4,217
Other non-current liabilities:
Warranty liability	199	193
Unrecognized tax benefits, net	3,124	2,271
Other deferred tax liabilities	5,483	939
Other	533	98
Total other non-current liabilities	$9,339	$3,501
_________________

(a)	Prepaid expenses are included in other current assets in the Consolidated Statements of Financial Position.

During the fiscal years ended February 3, 2017, January 29, 2016, and January 30, 2015 the Company recognized $1,158 million, $523 million, and $516 million, respectively, in depreciation expense.

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additional Consolidated Statements of Income (Loss) Information

The table below provides details of interest and other, net for the fiscal years ended February 3, 2017, January 29, 2016, and January 30, 2015:

	Fiscal Year Ended
	February 3, 2017	January 29, 2016	January 30, 2015
	(in millions)
Interest and other, net:
Investment income, primarily interest	$102	$39	$47
Gain (loss) on investments, net	4	(2)	(29)
Interest expense	(1,751)	(680)	(807)
Foreign exchange	(77)	(107)	(76)
Debt extinguishment	(337)	—	—
Other	(45)	(22)	(34)
Total interest and other, net	$(2,104)	$(772)	$(899)

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Financial Information of Parent Company

Dell Technologies Inc. has no material assets or standalone operations other than its ownership in its consolidated subsidiaries. There are restrictions under credit agreements and indentures governing the First Lien Notes and the Senior Notes on the Company's ability to obtain funds from any of its subsidiaries through dividends, loans, or advances. As of February 3, 2017, the Company had certain consolidated subsidiaries that were designated as unrestricted subsidiaries for all purposes of the applicable credit agreements and such indentures. As of February 3, 2017, substantially all of the net assets of the Company's consolidated subsidiaries were restricted, with the exception of the Company's unrestricted subsidiaries, primarily VMware and SecureWorks. Accordingly, this condensed financial information is presented on a "Parent-only" basis. Under a Parent-only presentation, Dell Technologies Inc.'s investments in its consolidated subsidiaries are presented under the equity method of accounting.

The following table presents the financial position of Dell Technologies Inc. (Parent) as of February 3, 2017 and January 29, 2016:

Dell Technologies Inc. (Parent)	February 3, 2017	January 29, 2016
	(in millions)
Assets:
Cash and cash equivalents	$123	$—
Investments in subsidiaries	13,412	1,587
Other non-current assets	4	11
Total assets	$13,539	$1,598

Long-term debt (a)	$26	$26
Accrued and other	39	—
Redeemable shares	231	106
Stockholders' equity:
Common stock and capital in excess of $.01 par value	19,447	5,727
Retained earnings (deficit)	(5,609)	(3,937)
Accumulated other comprehensive income (loss)	(595)	(324)
Total stockholders' equity	13,243	1,466
Total liabilities, redeemable shares, and stockholders' equity	$13,539	$1,598
_________________

(a)
In connection with the acquisition of Dell by Dell Technologies, Dell Technologies issued a $2.0 billion subordinated note to Microsoft Global Finance, a subsidiary of Microsoft Corporation. As of February 3, 2017 and January 29, 2016, the outstanding principal amount of the Microsoft Note was $26 million, payable at maturity in October 2023.

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents a reconciliation of (1) the equity in net loss of subsidiaries to the net loss attributable to Dell Technologies Inc. and (2) consolidated net loss to comprehensive net loss attributable to Dell Technologies Inc. for the fiscal years ended February 3, 2017, January 29, 2016, and January 30, 2015.

	Fiscal Year Ended
	February 3, 2017	January 29, 2016	January 30, 2015
	(in millions)
Equity in net loss from continuing operations of subsidiaries attributable to Dell Technologies Inc.	$(3,684)	$(1,177)	$(1,049)
Equity in net income (loss) from discontinued operations of subsidiaries	2,019	64	(113)
Equity in net loss of subsidiaries attributable to Dell Technologies Inc.	(1,665)	(1,113)	(1,162)

Parent - Interest and other, net	(11)	8	(89)
Parent - Income tax benefit	4	1	30
Consolidated net loss attributable to Dell Technologies Inc.	$(1,672)	$(1,104)	$(1,221)

Consolidated net loss attributable to Dell Technologies Inc.	$(1,672)	$(1,104)	$(1,221)
Other comprehensive income (loss) of subsidiaries attributable to Dell Technologies Inc.	(271)	(353)	56
Comprehensive loss attributable to Dell Technologies Inc.	$(1,943)	$(1,457)	$(1,165)

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the cash flows of Dell Technologies Inc. (Parent) for the fiscal years ended February 3, 2017, January 29, 2016, and January 30, 2015.

	Fiscal Year Ended
Dell Technologies Inc. (Parent)	February 3, 2017	January 29, 2016	January 30, 2015
	(in millions)
Change in cash from operating activities	$(2)	$(2)	$(64)

Cash flow from investing activities:
Transfer to/from subsidiary	35,935	—	—
Acquisition of business, net of cash acquired	(39,521)	—	—
Change in cash from investing activities	(3,586)	—	—

Cash flow from financing activities:
Proceeds from the issuance of DHI Group Common Stock	4,422	—	28
Repurchases of DHI Group Common Stock	(10)	—	—
Repurchases of Class V Common Stock	(701)	—	—
Issuance of common stock under employee plans	—	2	—
Proceeds from debt	—	—	—
Repayments of debt	—	—	(1,974)
Receipt of capital from subsidiaries	—	2	2,001
Capital investment in subsidiaries	—	(2)	—
Change in cash from financing activities	3,711	2	55

Change in cash and cash equivalents	123	—	(9)
Cash and cash equivalents at beginning of the period	—	—	9
Cash and cash equivalents at end of the period	$123	$—	$—

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Valuation and Qualifying Accounts

	Fiscal Year Ended
	February 3, 2017	January 29, 2016	January 30, 2015
	(in millions)
Trade Receivables - Allowance for doubtful accounts
Balance at beginning of period	$36	$38	$12
Provision charged to income statement	43	64	62
Bad debt write-offs	(33)	(66)	(36)
Balance at end of period	$46	$36	$38

Trade Receivables - Allowance for customer returns
Balance at beginning of period	$123	$130	$107
Provision charged to income statement	470	410	454
Sales returns	(300)	(417)	(431)
Balance at end of period	$293	$123	$130

Customer Financing Receivables - Allowance for financing receivable losses
Balance at beginning of period	$176	$194	$215
Provision charged to income statement	75	104	147
Charge-offs, net of recoveries (a)	(108)	(122)	(168)
Balance at end of period	$143	$176	$194

Tax Valuation Allowance
Balance at beginning of period	$816	$432	$399
Charged to income tax provision	(488)	384	33
Allowance acquired	409	—	—
Balance at end of period	$737	$816	$432

(a)	Charge-offs to the allowance for financing receivable losses for customer financing receivables includes principal and interest.

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 24 — UNAUDITED QUARTERLY RESULTS

The following tables present selected unaudited consolidated statements of income (loss) for each quarter of Fiscal 2017 and Fiscal 2016:

	Fiscal 2017
	Q1 (a)	Q2 (b)	Q3	Q4 (c)
	(in millions, except per share data)
Net revenue	$12,241	$13,080	$16,247	$20,074
Gross margin	$2,193	$2,336	$3,899	$4,531

Net income from continuing operations attributable to Class V Common Stock	$—	$—	$175	$138
Net loss from continuing operations attributable to DHI Group	(424)	(261)	(1,801)	(1,518)
Net loss from continuing operations attributable to Dell Technologies Inc.	(424)	(261)	(1,626)	(1,380)
Income (loss) from discontinued operations, net of income taxes	479	834	(438)	1,144
Net income (loss) attributable to Dell Technologies Inc.	$55	$573	$(2,064)	$(236)

Earnings (loss) per share attributable to Dell Technologies Inc. - basic:
Continuing operations - Class V Common Stock - basic	$—	$—	$0.79	$0.64
Continuing operations - DHI Group - basic	$(1.05)	$(0.65)	$(3.62)	$(2.68)
Discontinued operations - DHI Group - basic	$1.18	$2.06	$(0.88)	$2.02
Earnings (loss) per share attributable to Dell Technologies Inc. - diluted:
Continuing operations - Class V Common Stock - diluted	$—	$—	$0.78	$0.64
Continuing operations - DHI Group - diluted	$(1.05)	$(0.65)	$(3.63)	$(2.68)
Discontinued operations - DHI Group - diluted	$1.18	$2.06	$(0.88)	$2.02
_________________

(a)
The amounts presented for the three months ended April 29, 2016 are different from those previously reported on Form 10-Q primarily because DSG met the criteria for discontinued operations reporting as of June 29, 2016, and therefore the Company recast the associated financial results as discontinued operations in the Consolidated Statements of Income (Loss).

(b)
The amounts presented for the three months ended July 29, 2016 are different from those previously reported on Form 10-Q because the Company reclassified an immaterial amount of financial results from discontinued operations to continuing operations to reflect the updated terms as the result of continued negotiations and finalization of terms of the sale.

(c)
Income (loss) from discontinued operations for the three months ended February 3, 2017 includes the impact of the net gain on sale of the divested businesses of $1.9 billion, net of tax expense of $0.4 billion.

DELL TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal 2016
	Q1	Q2	Q3	Q4
	(in millions, except per share data)
Net revenue	$12,552	$13,006	$12,674	$12,679
Gross margin	$1,915	$2,086	$2,132	$2,254

Net loss from continuing operations attributable to Dell Technologies Inc.	$(446)	$(290)	$(264)	$(168)
Income (loss) from discontinued operations, net of income taxes	(58)	25	84	13
Net loss attributable to Dell Technologies Inc.	$(504)	$(265)	$(180)	$(155)

Earnings (loss) per share attributable to Dell Technologies Inc. - basic:
Continuing operations - DHI Group - basic	$(1.10)	$(0.72)	$(0.65)	$(0.41)
Discontinued operations - DHI Group - basic	$(0.14)	$0.06	$0.21	$0.03
Earnings (loss) per share attributable to Dell Technologies Inc. - diluted:
Continuing operations - DHI Group - diluted	$(1.10)	$(0.72)	$(0.65)	$(0.41)
Discontinued operations - DHI Group - diluted	$(0.14)	$0.06	$0.21	$0.03

NOTE 25 — RELATED PARTY TRANSACTIONS

Dell Technologies is a large global organization which engages in millions of purchase, sales, and other transactions during the fiscal year. The Company enters into purchase and sales transactions with other publicly-traded and privately-held companies, universities, hospitals, and not-for-profit organizations with which members of the Company's board of directors or executive officers are affiliated. The Company enters into these arrangements in the ordinary course of its business. Transactions with related parties were immaterial for the fiscal years ended February 3, 2017, January 29, 2016, and January 30, 2015.

From time to time, the Company makes strategic investments in publicly-traded and privately-held companies that develop software, hardware and other technologies or provide services supporting the Company's technologies. The Company may purchase from or make sales to these organizations in the ordinary course of business.

NOTE 26 — SUBSEQUENT EVENTS

Refinancing of Term Loan B Facility — On March 8, 2017, the Company refinanced the Term Loan B Facility to reduce the interest rate margin by 0.75% and to increase outstanding principal by $500 million.

Repayment of Margin Bridge Facility — On March 8, 2017, the Company applied cash proceeds from the Term Loan B Facility refinancing to repay $500 million principal amount of the Margin Bridge Facility, without premium or penalty, and accrued and unpaid interest thereon.

Amendment of Class V Common Stock Repurchase Program — On March 27, 2017, the Company's board of directors approved an amendment to the Class V Group Repurchase Program authorizing the Company to use assets of the Company's Class V Group to repurchase up to an additional $300 million of shares of the Company's Class V Common Stock from time to time over a period of six months from the date of the approval.

Stock Purchase Agreement for Sale of VMware Class A Common Stock — On March 29, 2017, the Company entered into a stock purchase agreement with VMware pursuant to which VMware agreed to purchase for cash $300 million of shares of VMware Class A common stock from a subsidiary of the Company. The Company expects to apply the proceeds from the sale to the repurchase of shares of the Company's Class V Common Stock under the amended Class V Group Repurchase Program described above.

Other than the matters identified above, there were no known events occurring after the balance sheet date and up until the date of the issuance of this report that would materially affect the information presented herein.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A — CONTROLS AND PROCEDURES
This report includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 under the Securities Exchange Act of 1934, or Exchange Act. See Exhibits 31.1 and 31.2 filed with this report. This Item 9A includes information concerning the controls and control evaluations referred to in those certifications.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm in reliance on the transition period exemption established by SEC rules for newly public companies.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 3, 2017. Based on that evaluation, our management has concluded that our disclosure controls and procedures were effective as of February 3, 2017.

Changes in Internal Control over Financial Reporting

On September 7, 2016, we completed our acquisition by merger of EMC Corporation as described elsewhere in this report. Revenues of approximately $9.2 billion and net loss of approximately $2.1 billion attributable to EMC were included in the Consolidated Statements of Income (Loss) for the period from September 7, 2016 through February 3, 2017.

We continue to integrate policies, processes, people, technology, and operations relating to this transaction, and will continue to evaluate the impact of any related changes to our internal control over financial reporting. Except for any changes related to the integration of EMC, there were no changes in our internal control over financial reporting during the fiscal quarter ended February 3, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B — OTHER INFORMATION

Iran Threat Reduction and Syria Human Rights Act of 2012

Set forth below is a description of matters reported by us pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Exchange Act. Concurrently with the filing of this annual report, we are filing a notice pursuant to Section 13(r) of the Exchange Act that such matters have been disclosed in this annual report.

The information disclosed under "Part II — Item 5 — Other Information" in our Quarterly Report on Form 10-Q for the quarter ended October 28, 2016 is incorporated by reference herein.

In June 2016, the Embassy of the Government of Iran located in the Republic of Ireland placed an order for Dell desktop computers, computer stands, and a server for a total purchase price of approximately 8,816 Euros (approximately $9,941 at the exchange rate for U.S. dollars at the date of such order). We did not accept the order, but such embassy subsequently deposited prepaid funds in the amount of its purchase order in a local bank for our account. These funds remain blocked at the local bank, and we do not intend to engage in future activity with respect to this matter.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a code of ethics applicable to our principal executive officer and our other senior financial officers. The code of ethics, which we refer to as our Code of Ethics for Senior Financial Officers, is available on the Investors page of our website at www.delltechnologies.com. To the extent required by SEC rules, we intend to disclose any amendments to this code and any waiver of a provision of the code for the benefit of any senior financial officer on our website within any period that may be required under SEC rules from time to time.

See "Part I — Item 1 — Business — Executive Officers of Dell Technologies" for information about our executive officers, which is incorporated by reference in this Item 10. Other information required by this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2017 annual meeting of stockholders, referred to as the "2017 proxy statement," which we will file with the SEC on or before 120 days after our 2017 fiscal year-end, and which will appear in the 2017 proxy statement under the captions "Proposal 1 — Election of Directors" and "Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance."

The following information about the members of our board of directors and the principal occupation or employment of each director is provided as of the date of this report.

Michael S. Dell Chairman and Chief Executive Officer Dell Technologies Inc.	William D. Green Public Company Director

David W. Dorman Founding Partner Centerview Capital Technology Management, L.P.	Ellen J. Kullman Public Company Director

Egon Durban Managing Partner Silver Lake Partners	Simon Patterson Managing Director Silver Lake Partners

ITEM 11 — EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated herein by reference to the 2017 proxy statement, including the information in the 2017 proxy statement appearing under the captions "Proposal 1 — Election of Directors — Director Compensation" and "Executive Compensation."

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 is incorporated herein by reference to the 2017 proxy statement, including the information in the 2017 proxy statement appearing under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Executive Compensation — Equity Compensation Plans."

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item 13 is incorporated herein by reference to the 2017 proxy statement, including the information in the 2017 proxy statement appearing under the captions "Proposal 1 — Elections of Directors" and "Additional Information — Certain Relationships and Related Transactions."

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item 14 is incorporated herein by reference to the 2017 proxy statement, including the information in the 2017 proxy statement appearing under the caption "Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm."

PART IV

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this annual report on Form 10-K:

(1)	Financial Statements: The following financial statements are filed as part of this report under "Part II — Item 8 — Financial Statements and Supplementary Data":

Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Position at February 3, 2017 and January 29, 2016
Consolidated Statements of Income (Loss) for the fiscal years ended February 3, 2017, January 29, 2016, and January 30, 2015
Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended February 3, 2017, January 29, 2016, and January 30, 2015
Consolidated Statements of Cash Flows for the fiscal years ended February 3, 2017, January 29, 2016, and January 30, 2015
Consolidated Statements of Stockholders' Equity for the fiscal years ended February 3, 2017, January 29, 2016, and January 30, 2015
Notes to Consolidated Financial Statements

(2)
Financial Statement Schedules: The following financial statement schedules are included in Note 23 of the Notes to the Consolidated Financial Statements under "Part II — Item 8 — Financial Statements and Supplementary Data":

Schedule I — Condensed Financial Information of Parent Company
Schedule II — Valuation and Qualifying Accounts

All other schedules have been omitted because they are not applicable or the required information is otherwise included in the Consolidated Financial Statements or Notes thereto.

(3)	Exhibits: See Index to Exhibits immediately following the signature page to this report.

ITEM 16 — FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELL TECHNOLOGIES INC.

By:	/s/ MICHAEL S. DELL
Michael S. Dell
Chairman and Chief Executive Officer
(Duly Authorized Officer)

Date: March 31, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 31, 2017:

Signature	Title

/s/ MICHAEL S. DELL	Chairman and Chief Executive Officer
Michael S. Dell	(principal executive officer)

/s/ DAVID W. DORMAN	Director
David W. Dorman

/s/ EGON DURBAN	Director
Egon Durban

/s/ WILLIAM D. GREEN	Director
William D. Green

/s/ ELLEN J. KULLMAN	Director
Ellen J. Kullman

/s/ SIMON PATTERSON	Director
Simon Patterson

/s/ THOMAS W. SWEET	Executive Vice President and Chief Financial Officer
Thomas W. Sweet	(principal financial officer)

/s/ MAYA MCREYNOLDS	Senior Vice President, Corporate Finance and
Maya McReynolds	Chief Accounting Officer
(principal accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Description
2.1†
Agreement and Plan of Merger, dated as of October 12, 2015, as amended by the First Amendment to Agreement and Plan of Merger, dated as of May 16, 2016, among Denali Holding Inc. (known as Dell Technologies Inc. from and after August 25, 2016) (the “Company”), Dell Inc., Universal Acquisition Co. and EMC Corporation (incorporated by reference to Annex A to the Company’s proxy statement/prospectus, forming part of the Company’s Registration Statement on Form S-4 (the “2016 Form S-4”) filed with the Securities and Exchange Commission (the “Commission”) on June 6, 2016) (Registration No. 333-208524).

3.1
Fourth Amended and Restated Certificate of Incorporation of Dell Technologies Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 7, 2016) (Commission File No. 001-37867).

3.2
Amended and Restated Bylaws of Dell Technologies Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 7, 2016) (Commission File No. 001-37867).

4.1
Indenture, dated as of April 27, 1998, between Dell Computer Corporation and Chase Bank of Texas, National Association, as trustee (the “1998 Indenture”) (incorporated by reference to Exhibit 99.2 of Dell Inc.’s Current Report on Form 8-K filed with the Commission on April 28, 1998) (Commission File No. 0-17017).

4.2
Indenture, dated as of April 17, 2008, between Dell Inc. and The Bank of New York Mellon Trust Company, N.A. (formerly The Bank of New York Trust Company, N.A.), as trustee (including the form of notes) (incorporated by reference to Exhibit 4.1 of Dell Inc.’s Current Report on Form 8-K filed with the Commission on April 17, 2008) (Commission File No. 0-17017).

4.3
Indenture, dated as of April 6, 2009, between Dell Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of Dell Inc.’s Current Report on Form 8-K filed with the Commision on April 6, 2009) (Commission File No. 0-17017).

4.4
First Supplemental Indenture, dated April 6, 2009, between Dell Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 of Dell Inc.’s Current Report on Form 8-K filed with the Commission on April 6, 2009) (Commission File No. 0-17017).

4.5
Second Supplemental Indenture, dated June 15, 2009, between Dell Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of Dell Inc.’s Current Report on Form 8-K filed with the Commission on June 15, 2009) (Commission File No. 0-17017).

4.6
Third Supplemental Indenture, dated September 10, 2010, between Dell Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of Dell Inc.’s Current Report on Form 8-K filed with the Commission on September 10, 2010) (Commission File No. 0-17017).

4.7
Fourth Supplemental Indenture, dated March 31, 2011, between Dell Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of Dell Inc.’s Current Report on Form 8-K filed with the Commission on March 31, 2011) (Commission File No. 0-17017).

4.8
Indenture, dated as of June 6, 2013, by and between EMC Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to EMC Corporation's Current Report on Form 8-K filed with the Commission on June 6, 2013) (Commission File No. 001-9853).

4.9
Base Indenture, dated as of June 1, 2016, among Diamond 1 Finance Corporation and Diamond 2 Finance Corporation, as issuers, and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (incorporated by reference to Exhibit 4.14 of Amendment No. 6 to the Company’s 2016 Form S-4 filed with the Commission on June 3, 2016) (Registration No. 333-208524).

4.10
2019 Notes Supplemental Indenture No. 1, dated June 1, 2016, among Diamond 1 Finance Corporation, Diamond 2 Finance Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (incorporated by reference to Exhibit 4.15 of Amendment No. 6 to the Company’s 2016 Form S-4 filed with the Commission on June 3, 2016) (Registration No. 333-208524).

4.11
2021 Notes Supplemental Indenture No. 1, dated June 1, 2016, among Diamond 1 Finance Corporation, Diamond 2 Finance Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (incorporated by reference to Exhibit 4.17 of Amendment No. 6 to the Company’s 2016 Form S-4 filed with the Commission on June 3, 2016) (Registration No. 333-208524).

4.12
2023 Notes Supplemental Indenture No. 1, dated June 1, 2016, among Diamond 1 Finance Corporation, Diamond 2 Finance Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (incorporated by reference to Exhibit 4.19 of Amendment No. 6 to the Company’s 2016 Form S-4 filed with the Commission on June 3, 2016) (Registration No. 333-208524).

4.13
2026 Notes Supplemental Indenture No. 1, dated June 1, 2016, among Diamond 1 Finance Corporation, Diamond 2 Finance Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (incorporated by reference to Exhibit 4.21 of Amendment No. 6 to the Company’s 2016 Form S-4 filed with the Commission on June 3, 2016) (Registration No. 333-208524).

4.14
2036 Notes Supplemental Indenture No. 1, dated June 1, 2016, among Diamond 1 Finance Corporation, Diamond 2 Finance Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (incorporated by reference to Exhibit 4.23 of Amendment No. 6 to the Company’s 2016 Form S-4 filed with the Commission on June 3, 2016) (Registration No. 333-208524).

4.15
2046 Notes Supplemental Indenture No. 1, dated June 1, 2016, among Diamond 1 Finance Corporation, Diamond 2 Finance Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (incorporated by reference to Exhibit 4.25 of Amendment No. 6 to the Company’s 2016 Form S-4 filed with the Commission on June 3, 2016) (Registration No. 333-208524).

4.16
Base Indenture, dated as of June 22, 2016, among Diamond 1 Finance Corporation and Diamond 2 Finance Corporation, as issuers, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 22, 2016) (Commission File No. 333-208524).

4.17
2021 Notes Supplemental Indenture No. 1, dated June 22, 2016, among Diamond 1 Finance Corporation, Diamond 2 Finance Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 22, 2016) (Commission File No. 333-208524).

4.18
2024 Notes Supplemental Indenture No. 1, dated June 22, 2016, among Diamond 1 Finance Corporation, Diamond 2 Finance Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on June 22, 2016) (Commission File No. 333-208524).

4.19
First Supplemental Indenture, dated as of September 6, 2016, by and among Diamond 1 Finance Corporation, Diamond 2 Finance Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 9, 2016) (Commission File No. 001-37867).

4.20
2019 Notes Supplemental Indenture No. 2, 2021 Notes Supplemental Indenture No. 2, 2023 Notes Supplemental Indenture No. 2, 2026 Notes Supplemental Indenture No. 2, 2036 Notes Supplemental Indenture No. 2 and 2046 Notes Supplemental Indenture No. 2, dated as of September 7, 2016, by and among Dell International L.L.C., EMC Corporation, New Dell International LLC and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 9, 2016) (Commission File No. 001-37867).

4.21
2019 Notes Supplemental Indenture No. 3, 2021 Notes Supplemental Indenture No. 3, 2023 Notes Supplemental Indenture No. 3, 2026 Notes Supplemental Indenture No. 3, 2036 Notes Supplemental Indenture No. 3 and 2046 Notes Supplemental Indenture No. 3, dated as of September 7, 2016, by and among Dell International L.L.C., EMC Corporation, Dell Technologies Inc., Denali Intermediate Inc., Dell Inc., the other guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on September 9, 2016) (Commission File No. 001-37867).

4.22
Registration Rights Agreement, dated as of June 1, 2016, among Diamond 1 Finance Corporation, Diamond 2 Finance Corporation and J.P. Morgan Securities LLC, Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., Citigroup Global Markets Inc., Goldman, Sachs & Co., Deutsche Bank Securities Inc. and RBC Capital Markets, LLC, as the representatives of the several initial purchasers (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Commission on September 9, 2016) (Commission File No. 001-37867).

4.23
Joinder Agreement to Registration Rights Agreement, dated as of September 7, 2016, among Dell International L.L.C., EMC Corporation, Dell Technologies Inc., Denali Intermediate Inc., Dell Inc., the other guarantors named therein and J.P. Morgan Securities LLC, Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., Citigroup Global Markets Inc., Goldman, Sachs & Co., Deutsche Bank Securities Inc. and RBC Capital Markets, LLC, as the representatives of the several initial purchasers (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the Commission on September 9, 2016) (Commission File No. 001-37867).

4.24
First Supplemental Indenture, dated as of September 6, 2016, by and among Diamond 1 Finance Corporation, Diamond 2 Finance Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed with the Commission on September 9, 2016) (Commission File No. 001-37867).

4.25
2021 Notes Supplemental Indenture No. 2, dated as of September 7, 2016, by and among Dell International L.L.C., EMC Corporation, New Dell International LLC and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed with the Commission on September 9, 2016) (Commission File No. 001-37867).

4.26
2021 Notes Supplemental Indenture No. 3, dated as of September 7, 2016, by and among Dell International L.L.C., EMC Corporation, Dell Technologies Inc., Denali Intermediate Inc., Dell Inc., the other guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed with the Commission on September 9, 2016) (Commission File No. 001-37867).

4.27
2024 Notes Supplemental Indenture No. 2, dated as of September 7, 2016, by and among Dell International L.L.C., EMC Corporation, New Dell International LLC and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K filed with the Commission on September 9, 2016) (Commission File No. 001-37867).

4.28
2024 Notes Supplemental Indenture No 3. dated as of September 7, 2016, by and among Dell International L.L.C., EMC Corporation, Dell Technologies Inc., Denali Intermediate Inc., Dell Inc., the other guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.10 to the Company’s Current Report on Form 8-K filed with the Commission on September 9, 2016) (Commission File No. 001-37867).

4.29
Security Agreement, dated as of September 7, 2016, among Dell International L.L.C., EMC Corporation, Denali Intermediate Inc., Dell Inc., the other grantors party thereto and The Bank of New York Mellon Trust Company, N.A., as notes collateral agent (incorporated by reference to Exhibit 4.11 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on December 9, 2016) (Commission File No. 001-37867).

10.1*
Dell Technologies Inc. 2012 Long-Term Incentive Plan (formerly known as Dell Inc. 2012 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the Commission on September 9, 2016) (Commission File No. 001-37867).

10.2*
Form of Dell Inc. Long-Term Cash Incentive and Retention Award for Fiscal 2016 awards under the Dell Technologies Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.13 of Amendment No. 3 to the Company’s 2016 Form S-4 filed with the Commission on April 11, 2016) (Registration No. 333-208524).

10.3*††
Form of Dell Inc. Long-Term Cash Incentive and Retention Award Agreement, under the Dell Technologies Inc. 2012 Long-Term Incentive Plan, between Dell Inc. and each of Jeremy Burton, Howard D. Elias and David I. Goulden.

10.4*††	Form of Dell Inc. Deferred Cash Replacement Agreement under the Dell Technologies Inc. 2012 Long-Term Incentive Plan.
10.5*	Dell Inc. Annual Bonus Plan (incorporated by reference to Exhibit 10.5 of Amendment No. 3 to the Company’s 2016 Form S-4 filed with the Commission on April 11, 2016) (Registration No. 333-208524).
10.6*
Dell Inc. Special Incentive Bonus Plan (incorporated by reference to Exhibit 10.6 of Amendment No. 3 to the Company’s 2016 Form S-4 filed with the Commission on April 11, 2016) (Registration No. 333-208524).

10.7*
Employment Agreement, dated October 29, 2013, by and among Dell Inc., the Company and Michael S. Dell (incorporated by reference to Exhibit 10.7 of Amendment No. 3 to the Company’s 2016 Form S-4 filed with the Commission on April 11, 2016) (Registration No. 333-208524).

10.8*
Stock Option Agreement, dated as of November 25, 2013, between Michael S. Dell and the Company for grant to Michael S. Dell under the Dell Technologies Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 of Amendment No. 3 to the Company’s 2016 Form S-4 filed with the Commission on April 11, 2016) (Registration No. 333-208524).

10.9*
Form of Stock Option Agreement – Performance Vesting Option for grants to executive officers under the Dell Technologies Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 of Amendment No. 3 to the Company’s 2016 Form S-4 filed with the Commission on April 11, 2016) (Registration No. 333-208524).

10.10*
Form of Stock Option Agreement – Performance Vesting Option for grants to employees under the Dell Technologies Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 of Amendment No. 3 to the Company’s 2016 Form S-4 filed with the Commission on April 11, 2016) (Registration No. 333-208524).

10.11*
Form of Stock Option Agreement – Time Vesting Option for grants to executive officers under the Dell Technologies Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 of Amendment No. 3 to the Company’s 2016 Form S-4 filed with the Commission on April 11, 2016) (Registration No. 333-208524).

10.12*
Form of Stock Option Agreement – Time Vesting Option for grants to employees under the Dell Technologies Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 of Amendment No. 3 to the Company’s 2016 Form S-4 filed with the Commission on April 11, 2016) (Registration No. 333-208524).

10.13*
Severance for Protection Period Agreement, dated March 19, 2015, between Dell Inc. and Rory P. Read (incorporated by reference to Exhibit 10.14 of Amendment No. 3 to the Company’s 2016 Form S-4 filed with the Commission on April 11, 2016) (Registration No. 333-208524).

10.14*††	Dell Inc. Severance Pay Plan for Executive Employees.
10.15*
Protection of Sensitive Information, Noncompetition and Nonsolicitation Agreement, dated March 19, 2015, between Dell Inc. and Rory P. Read (incorporated by reference to Exhibit 10.15 of Amendment No. 3 to the Company’s 2016 Form S-4 filed with the Commission on April 11, 2016) (Registration No. 333-208524).

10.16*
Form of Protection of Sensitive Information, Noncompetition and Nonsolicitation Agreement (incorporated by reference to Exhibit 10.16 of Amendment No. 3 to the Company’s 2016 Form S-4 filed with the Commission on April 11, 2016) (Registration No. 333-208524).

10.17*
Dell Technologies Inc. 2013 Stock Incentive Plan (formerly known as Denali Holding 2013 Stock Incentive Plan) (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the Commission on September 9, 2016) (Commission File No. 0-37867).

10.18*
Form of Dell Time Award Agreement for Executive Officers under the Dell Technologies Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed with the Commission on September 6, 2016) (Registration No. 333-213515).

10.19*
Form of Dell Time Award Agreement for Non-Employee Directors under the Dell Technologies Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed with the Commission on September 6, 2016) (Registration No. 333-213515).

10.20*
Form of Dell Deferred Time Award Agreement for Non-Employee Directors under the Dell Technologies Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 filed with the Commission on September 6, 2016) (Registration No. 333-213515).

10.21*
Form of Dell Performance Award Agreement for Executive Officers under the Dell Technologies Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed with the Commission on September 6, 2016) (Registration No. 333-213515).

10.22*
Form of Stock Option Agreement for Non-Employee Directors (Annual Grant) under the Dell Technologies Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8 filed with the Commission on September 6, 2016) (Registration No. 333-213515).

10.23*
Form of Stock Option Agreement for Non-Employee Directors (Sign-On Grant) under the Dell Technologies Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-8 filed with the Commission on September 6, 2016) (Registration No. 333-213515).

10.24*
Form of Stock Option Agreement for Executive Officers (Rollover Option) under the Dell Technologies Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 4.13 to the Company’s Registration Statement on Form S-8 filed with the Commission on September 6, 2016) (Registration No. 333-213515).

10.25*
Dell Technologies Inc. Compensation Program for Independent Non-Employee Directors (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the Commission on September 9, 2016) (Commission File No. 001-37867).

10.26*††	Form of Dell Technologies Inc. Deferred Cash Award Agreement.
10.27
Form of Master Transaction Agreement between EMC Corporation and VMware, Inc. (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to VMware, Inc.’s Registration Statement on Form S-1 filed with the Commission on July 9, 2007) (Registration No. 333-142368).

10.28
Credit Agreement, dated as of September 7, 2016, among Denali Intermediate Inc., Dell Inc., Dell International L.L.C., New Dell International LLC, Universal Acquisition Co., EMC Corporation, the issuing banks and lenders party thereto, Credit Suisse AG, Cayman Islands Branch, as Term Loan B Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N A., as Term Loan A/Revolver Administrative Agent and Swingline Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 9, 2016) (Commission File No. 001-37867).

10.29
Credit Agreement, dated as of September 7, 2016, among Denali Intermediate Inc., Dell Inc., Dell International L.L.C., New Dell International LLC, Universal Acquisition Co., EMC Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 9, 2016) (Commission File No. 001-37867).

10.30
Credit Agreement, dated as of September 7, 2016, among Universal Acquisition Co., EMC Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on September 9, 2016) (Commission File No. 001-37867).

10.31
Credit Agreement, dated as of September 7, 2016, among Universal Acquisition Co., EMC Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on September 9, 2016) (Commission File No. 001-37867).

10.32
Collateral Agreement, dated as of September 7, 2016, among Dell International L.L.C., EMC Corporation, Denali Intermediate Inc., Dell Inc., the other grantors party thereto and Credit Suisse AG, Cayman Islands Branch, as Collateral Agent (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on December 9, 2016) (Commission File No. 001-37867).

10.33
Amended and Restated Sponsor Stockholders Agreement, dated as of September 7, 2016, by and among Dell Technologies Inc., Denali Intermediate Inc., Dell Inc., EMC Corporation, Denali Finance Corp., Dell International L.L.C., Michael S. Dell, Susan Lieberman Dell Separate Property Trust, MSDC Denali Investors, L.P., MSDC Denali EIV, LLC, Silver Lake Partners III, L.P., Silver Lake Technology Investors III, L.P., Silver Lake Partners IV, L.P., Silver Lake Technology Investors IV, L.P. and SLP Denali Co-Invest, L.P. and the other stockholders named therein (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on September 9, 2016) (Commission File No. 001-37867).

10.34
Amended and Restated Management Stockholders Agreement, dated as of September 7, 2016, by and among Dell Technologies Inc., Michael S. Dell, Susan Lieberman Dell Separate Property Trust, MSDC Denali Investors, L.P , MSDC Denali EIV, LLC, Silver Lake Partners III, L.P., Silver Lake Technology Investors III, L.P., Silver Lake Partners IV, L.P., Silver Lake Technology Investors IV, L.P., SLP Denali Co-Invest, L.P. and the Management Stockholders (as defined therein) (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on September 9, 2016) (Commission File No. 001-37867).

10.35
Amended and Restated Class A Stockholders Agreement, dated as of September 7, 2016, by and among Dell Technologies Inc., Michael S. Dell, Susan Lieberman Dell Separate Property Trust, MSDC Denali Investors, L.P., MSDC Denali EIV, LLC, Silver Lake Partners III, L.P., Silver Lake Partners IV, L.P., Silver Lake Technology Investors III, L.P., Silver Lake Technology Investors IV, L.P., SLP Denali Co-Invest, L.P. and the New Class A Stockholders party thereto (incorporated by reference to Exhibit (d)(4) to the Company’s Schedule TO filed with the Commission on September 14, 2016) (Commission File No. 005-89621).

10.36
Class C Stockholders Agreement, dated as of September 7, 2016, by and among Dell Technologies Inc., Michael S. Dell, Susan Lieberman Dell Separate Property Trust, MSDC Denali Investors, L.P., MSDC Denali EIV, LLC, Silver Lake Partners III, L.P., Silver Lake Partners IV, L.P., Silver Lake Technology Investors III, L.P., Silver Lake Technology Investors IV, L.P., SLP Denali Co-Invest, L.P. and Venezio Investments Pte. Ltd. (incorporated by reference to Exhibit (d)(5) to the Company’s Schedule TO filed with the Commission on September 14, 2016) (Commission File No. 005-89621).

10.37
Amended and Restated Registration Rights Agreement, dated as of September 7, 2016, by and among Dell Technologies Inc., Michael S. Dell, Susan Lieberman Dell Separate Property Trust, MSDC Denali Investors, L.P., MSDC Denali EIV, LLC, Silver Lake Partners III, L.P., Silver Lake Technology Investors III, L.P., Silver Lake Partners IV, L.P., Silver Lake Technology Investors IV, L.P., SLP Denali Co-Invest, L.P., Venezio Investments Pte. Ltd and the Management Stockholders identified on Schedule I thereto (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Commission on September 9, 2016) (Commission File No. 001-37867).

10.38*††	Form of Indemnification Agreement between the Company and each member of its Board of Directors.
10.39*††	Form of Indemnification Agreement between EMC Corporation and each of Jeremy Burton, Howard D. Elias and David I. Goulden.
10.40*††	Form of Indemnification Agreement between Dell Inc. and each of Jeffrey W. Clarke, Marius Haas, Steven H. Price, Karen H. Quintos, Rory Read, Richard J. Rothberg and Thomas W. Sweet.
10.41*††	Form of EMC Corporation Deferred Compensation Retirement Plan, as amended and restated, effective as of January 1, 2016.
10.42*††	Form of Dell Deferred Compensation Plan, effective as of January 1, 2017.
21.1††	Subsidiaries of Dell Technologies Inc.

23.1††	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm of Dell Technologies Inc.
31.1††
Certification of Michael S. Dell, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2††
Certification of Thomas W. Sweet, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†††
Certifications of Michael S. Dell, Chairman and Chief Executive Officer, and Thomas W. Sweet, Senior Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1††	Unaudited Attributed Financial Information for Class V Group.
99.2††	Tracking Stock Policy Statement regarding DHI Group and Class V Group Matters.
101 .INS††	XBRL Instance Document.
101 .SCH††	XBRL Taxonomy Extension Schema Document.
101 .CAL††	XBRL Taxonomy Extension Calculation Linkbase Document.
101 .DEF††	XBRL Taxonomy Extension Definition Linkbase Document.
101 .LAB††	XBRL Taxonomy Extension Label Linkbase Document.
101 .PRE††	XBRL Taxonomy Extension Presentation Linkbase Document.

†
Annexes, schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Dell Technologies Inc. agrees to furnish supplementally a copy of any omitted attachment to the Securities and Exchange Commission on a confidential basis upon request.

††	Filed with this report.
†††	Furnished with this report.
*	Management contracts or compensation plans or arrangements in which directors or executive officers participate.
**
Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of holders of certain long-term debt of the Company and its subsidiaries are not filed. The Company agrees to furnish to the Securities and Exchange Commission, upon request, a copy of each instrument with respect to issuances of such long-term debt.