Form 10-Q
period 2017-05-05
Dell Technologies Inc
filed 2017-06-09
CIK 1571996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 5, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 5, 2017, there were 771,976,220 shares of the registrant's common stock outstanding, consisting of 203,140,570 outstanding shares of Class V Common Stock, 409,659,012 outstanding shares of Class A Common Stock, 136,986,858 outstanding shares of Class B Common Stock, and 22,189,780 outstanding shares of Class C Common Stock.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "may," "will," "anticipate," "estimate," "expect," "intend," "plan," "aim," "seek," and similar expressions as they relate to us or our management are intended to identify these forward-looking statements. All statements by us regarding our expected financial position, revenues, cash flows and other operating results, business strategy, legal proceedings, and similar matters are forward-looking statements. Our expectations expressed or implied in these forward-looking statements may not turn out to be correct. Our results could be materially different from our expectations because of various risks, including the risks discussed in "Part I — Item 1A — Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended February 3, 2017 and in our other periodic and current reports filed with the Securities and Exchange Commission. Any forward-looking statement speaks only as of the date as of which such statement is made, and, except as required by law, we undertake no obligation to update any forward-looking statement after the date as of which such statement was made, whether to reflect changes in circumstances or our expectations, the occurrence of unanticipated events, or otherwise.

DELL TECHNOLOGIES INC.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in millions; unaudited)

	May 5, 2017	February 3, 2017
ASSETS
Current assets:
Cash and cash equivalents	$9,554	$9,474
Short-term investments	1,620	1,975
Accounts receivable, net	8,834	9,420
Short-term financing receivables, net	3,255	3,222
Inventories, net	2,466	2,538
Other current assets	4,655	4,144
Total current assets	30,384	30,773
Property, plant, and equipment, net	5,438	5,653
Long-term investments	3,772	3,802
Long-term financing receivables, net	2,741	2,651
Goodwill	38,930	38,910
Intangible assets, net	33,283	35,053
Other non-current assets	1,492	1,364
Total assets	$116,040	$118,206
LIABILITIES, REDEEMABLE SHARES, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$4,842	$6,329
Accounts payable	15,064	14,422
Accrued and other	6,376	7,119
Short-term deferred revenue	10,354	10,265
Total current liabilities	36,636	38,135
Long-term debt (Note 7)	44,948	43,061
Long-term deferred revenue	8,330	8,431
Other non-current liabilities	8,435	9,339
Total liabilities	98,349	98,966
Commitments and contingencies (Note 12)
Redeemable shares	301	231
Stockholders' equity:
Common stock and capital in excess of $.01 par value (Note 17)	20,057	20,199
Treasury stock at cost	(1,113)	(752)
Accumulated deficit	(6,859)	(5,609)
Accumulated other comprehensive loss	(553)	(595)
Total Dell Technologies Inc. stockholders’ equity	11,532	13,243
Non-controlling interests	5,858	5,766
Total stockholders' equity	17,390	19,009
Total liabilities, redeemable shares, and stockholders' equity	$116,040	$118,206

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions, except per share amounts; unaudited)

	Three Months Ended
	May 5, 2017	April 29, 2016
Net revenue:
Products	$12,968	$10,183
Services	4,848	2,058
Total net revenue	17,816	12,241
Cost of net revenue:
Products	11,459	8,799
Services	2,055	1,249
Total cost of net revenue	13,514	10,048
Gross margin	4,302	2,193
Operating expenses:
Selling, general, and administrative	4,669	2,068
Research and development	1,133	264
Total operating expenses	5,802	2,332
Operating loss	(1,500)	(139)
Interest and other, net	(573)	(219)
Loss from continuing operations before income taxes	(2,073)	(358)
Income tax provision (benefit)	(690)	66
Net loss from continuing operations	(1,383)	(424)
Income from discontinued operations, net of income taxes (Note 3)	—	479
Net income (loss)	(1,383)	55
Less: Net loss attributable to non-controlling interests	(49)	—
Net income (loss) attributable to Dell Technologies Inc.	$(1,334)	$55

Earnings (loss) per share attributable to Dell Technologies Inc. - basic:
Continuing operations - Class V Common Stock - basic	$0.57	$—
Continuing operations - DHI Group - basic	$(2.57)	$(1.05)
Discontinued operations - DHI Group - basic	$—	$1.18

Earnings (loss) per share attributable to Dell Technologies Inc. - diluted:
Continuing operations - Class V Common Stock - diluted	$0.56	$—
Continuing operations - DHI Group - diluted	$(2.57)	$(1.05)
Discontinued operations - DHI Group - diluted	$—	$1.18

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions; unaudited)

	Three Months Ended
	May 5, 2017	April 29, 2016
Net income (loss)	$(1,383)	$55

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	53	79
Available-for-sale investments:
Change in unrealized gains	28	—
Reclassification adjustment for net losses realized in net income (loss)	1	—
Net change in market value of investments	29	—
Cash flow hedges:
Change in unrealized losses	(16)	(165)
Reclassification adjustment for net (gains) losses included in net income (loss)	(21)	54
Net change in cash flow hedges	(37)	(111)

Total other comprehensive income (loss), net of tax benefit (expense) of $(15) and $11, respectively	45	(32)
Comprehensive income (loss), net of tax	(1,338)	23
Less: Net loss attributable to non-controlling interests	(49)	—
Less: Other comprehensive income attributable to non-controlling interests	3	—
Comprehensive income (loss) attributable to Dell Technologies Inc.	$(1,292)	$23

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited; continued on next page)

	Three Months Ended
	May 5, 2017	April 29, 2016
Cash flows from operating activities:
Net income (loss)	$(1,383)	$55
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,212	692
Stock-based compensation expense	201	14
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	27	27
Deferred income taxes	(839)	(586)
Provision for doubtful accounts — including financing receivables	34	26
Net gain on sale of businesses	(33)	—
Amortization of debt issuance costs	46	12
Other	107	34
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	561	108
Financing receivables	(136)	73
Inventories	15	(20)
Other assets	(529)	126
Accounts payable	665	(440)
Deferred revenue	(1)	163
Accrued and other liabilities	(707)	(347)
Change in cash from operating activities	240	(63)
Cash flows from investing activities:
Investments:
Purchases	(559)	—
Maturities and sales	973	12
Capital expenditures	(245)	(92)
Proceeds from sale of facilities, land, and other assets	—	4
Capitalized software development costs	(89)	—
Collections on purchased financing receivables	3	16
Acquisition of businesses, net	(12)	—
Divestitures of businesses, net	(20)	—
Change in cash from investing activities	51	(60)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued; in millions; unaudited)

	Three Months Ended
	May 5, 2017	April 29, 2016
Cash flows from financing activities:
Proceeds from the issuance of common stock of subsidiaries	8	102
Repurchases of DHI Group Common Stock	(2)	—
Repurchases of Class V Common Stock	(368)	—
Issuance of common stock under employee plans	1	—
Payments for debt issuance costs	(5)	(2)
Proceeds from debt	3,441	552
Repayments of debt	(3,154)	(1,041)
Repurchases for tax withholdings on vesting of equity awards	(126)	(1)
Other	—	3
Change in cash from financing activities	(205)	(387)
Effect of exchange rate changes on cash and cash equivalents	(6)	73
Change in cash and cash equivalents	80	(437)
Cash and cash equivalents at beginning of the period, including amounts held for sale	9,474	6,576
Cash and cash equivalents at end of the period	9,554	6,139
Less: Cash included in current assets held for sale	—	268
Cash and cash equivalents from continuing operations	$9,554	$5,871

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions; unaudited; continued on next page)

	Common Stock and Capital in Excess of Par Value				Treasury Stock
	DHI Group		Class V Common Stock		DHI Group		Class V Common Stock
	Issued Shares	Amount	Issued Shares	Amount	Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Dell Technologies Stockholders' Equity	Non-Controlling Interests		Total Stockholders' Equity
Balances as of February 3, 2017	569	$10,158	223	$10,041	—	$(10)	14	$(742)	$(5,609)	$(595)	$13,243	$5,766		$19,009
Adjustment for adoption of accounting standard (Note 1)	—	—	—	—	—	—	—	—	84	—	84	—		84
Net loss	—	—	—	—	—	—	—	—	(1,334)	—	(1,334)	(49)		(1,383)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	53	53	—		53
Investments, net change	—	—	—	—	—	—	—	—	—	27	27	2		29
Cash flow hedges, net change	—	—	—	—	—	—	—	—	—	(38)	(38)	1		(37)
Issuance of common stock	—	(4)	—	—	—	—	—	—	—	—	(4)	—		(4)
Stock-based compensation expense	—	29	—	—	—	—	—	—	—	—	29	172		201
Treasury stock repurchases	—	—	—	—	—	(2)	6	(359)	—	—	(361)	—		(361)
Revaluation of redeemable shares	—	(70)	—	—	—	—	—	—	—	—	(70)	—		(70)
Impact from equity transactions of non-controlling interests	—	(88)	—	—	—	—	—	—	—	—	(88)	(34)		(122)
Other	—	(9)	—	—	—	—	—	—	—	—	(9)	—		(9)
Balances as of May 5, 2017	569	$10,016	223	$10,041	—	$(12)	20	$(1,101)	$(6,859)	$(553)	$11,532	$5,858	—	$17,390

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions; unaudited; continued)

	DHI Group Common Stock and Capital in Excess of Par Value		Treasury Stock
	Issued Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Dell Technologies Stockholders' Equity	Non-Controlling Interests	Total Stockholders' Equity
Balances as of January 29, 2016	405	$5,727	—	$—	$(3,937)	$(324)	$1,466	$—	$1,466
Net loss	—	—	—	—	55	—	55	—	55
Foreign currency translation adjustments	—		—	—	—	79	79	—	79
Cash flow hedges, net change	—	—	—	—	—	(111)	(111)	—	(111)
Stock-based compensation expense	—	14	—	—	—	—	14	—	14
Revaluation of redeemable shares	—	(59)	—	—	—	—	(59)	—	(59)
Impact from equity transactions of non-controlling interests	—	—	—	—	—	—	—	125	125
Other	—	(1)	—	—	(1)	—	(2)	—	(2)
Balances as of April 29, 2016	405	$5,681	—	$—	$(3,883)	$(356)	$1,442	$125	$1,567

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 — BASIS OF PRESENTATION

EMC Merger Transaction — On September 7, 2016, EMC Corporation, a Massachusetts corporation ("EMC"), became a wholly-owned subsidiary of Dell Technologies Inc. (the "Company") as a result of the merger of Universal Acquisition Co., a Delaware corporation and wholly-owned subsidiary of the Company ("Merger Sub"), with and into EMC, with EMC surviving as a wholly-owned subsidiary of the Company (the "EMC merger transaction"). See Note 2 of the Notes to the Condensed Consolidated Financial Statements for additional information on the EMC merger transaction.

Divestitures — On November 2, 2016, the Company completed substantially all of the divestiture of Dell Services. On October 31, 2016, the Company completed the divestiture of Dell Software Group ("DSG"). On January 23, 2017, the Company completed the divestiture of the Dell EMC Enterprise Content Division ("ECD"). In accordance with applicable accounting guidance, the results of Dell Services, DSG, and ECD are presented as discontinued operations in the Condensed Consolidated Statements of Income (Loss) and, as such, have been excluded from both continuing operations and segment results for the relevant periods. See Note 3 of the Notes to the Condensed Consolidated Financial Statements for additional information.

SecureWorks Initial Public Offering — On April 27, 2016, SecureWorks Corp. ("SecureWorks") completed a registered underwritten initial public offering ("IPO") of its Class A common stock. The results of the SecureWorks operations are included in other businesses. See Note 15 of the Notes to the Condensed Consolidated Financial Statements for more information.

Basis of Presentation — The accompanying Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes filed with the U.S. Securities and Exchange Commission ("SEC") in the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2017 ("Fiscal 2017"). These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of Dell Technologies Inc. (individually and together with its consolidated subsidiaries, the "Company" or "Dell Technologies") as of May 5, 2017 and February 3, 2017, the results of its operations and corresponding comprehensive income (loss), as well as its cash flows, for the three months ended May 5, 2017 and April 29, 2016.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and the accompanying Notes. Actual results could differ materially from those estimates. The results of operations, comprehensive income (loss), and cash flows for the three months ended May 5, 2017 and April 29, 2016 are not necessarily indicative of the results to be expected for the full fiscal year or for any other fiscal period.

The Company's fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. The fiscal year ended February 3, 2017 ("Fiscal 2017") was a 53-week period while the fiscal year ending February 2, 2018 ("Fiscal 2018") will be a 52-week period.

As a result of the EMC merger transaction completed on September 7, 2016, the Company's results for the fiscal periods reflected in these Condensed Consolidated Financial Statements are not directly comparable. The results of the businesses acquired in the EMC merger transaction are included in the consolidated results of Dell Technologies for the three months ended May 5, 2017. The Dell Technologies balance sheet reflects the full consolidation of EMC's assets and liabilities as a result of the closing of the EMC merger transaction on September 7, 2016.

Unless the context indicates otherwise, references in these Notes to the Condensed Consolidated Financial Statements to "VMware" mean the VMware reportable segment, which reflects the operations of VMware, Inc. (NYSE: VMW) within Dell Technologies. See Exhibit 99.1 filed with the Company's quarterly report on Form 10-Q for the quarterly period ended May 5, 2017 for information on the differences between VMware reportable segment results and VMware, Inc. results.

DELL TECHNOLOGIES INC.
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

In August 2015, the FASB approved a one-year deferral of the effective date of this standard. Public entities are required to adopt the new standard for fiscal years, and interim periods within those years, beginning after December 15, 2017. The new revenue standard may be applied retrospectively to each prior period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings (modified retrospective method). The Company currently expects to adopt this standard retrospectively to each prior period presented for the fiscal year beginning February 3, 2018.

While the Company is currently evaluating the financial and system impacts that the new standard will have on the Condensed Consolidated Financial Statements, the Company expects that unearned license revenue related to the sale of software licenses and related deliverables will decline upon adoption. Currently, the Company defers revenue for certain software arrangements due to the absence of vendor specific objective evidence ("VSOE") of fair value for all or a portion of the deliverables. Under the new standard, the Company will no longer be required to establish VSOE of fair value in order to account for elements in an arrangement as separate units of accounting, and will be able to record revenue upon satisfaction of each performance obligation. Additionally, the Company expects the new standard to have an impact in the way the transaction price is allocated for certain non-standard warranties. The new standard is expected to result in more of the aggregate transaction price related to the non-standard warranty being recorded as revenue upon delivery of the underlying product, because the Company will no longer defer revenue based on the separately stated price of the non-standard warranty provided under the contract. The Company continues to make progress in assessing the impacts of the standard on the Condensed Consolidated Financial Statements and will continue to evaluate the impact of any changes to the standard or interpretations should they become available.

Recognition and Measurement of Financial Assets and Financial Liabilities — In January 2016, the FASB issued amended guidance on Recognition and Measurement of Financial Assets and Financial Liabilities. The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Public entities must adopt the new guidance for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company does not expect that the standard will have a material impact on the Condensed Consolidated Financial Statements.

Leases — In February 2016, the FASB issued amended guidance on the accounting for leasing transactions. The primary objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  Public entities must adopt the new guidance for reporting periods beginning after December 15, 2018, with early adoption permitted. Companies are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company is currently evaluating the impact that the standard will have on the Condensed Consolidated Financial Statements.

Improvements to Employee Share-Based Payment Accounting — In March 2016, the FASB issued amended guidance on the accounting for employee share-based payments, including the accounting for income taxes and forfeitures, classification of awards as either equity or liabilities, and classification of cash flows. The Company adopted this guidance during the three months ended May 5, 2017. In accordance with the new guidance, excess tax benefits or deficiencies for stock-based compensation are now reflected as a component of the provision for income taxes on the Condensed Consolidated Statements of Income (Loss), whereas they were previously recorded as additional paid-in capital. The Company has elected to continue to estimate expected forfeitures. Additionally, the Company now presents excess tax benefits as an operating activity rather than a financing activity on the Condensed Consolidated Statements of Cash Flows, while the cash flows related to employee taxes

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

paid for withheld shares are presented as a financing activity with prior periods adjusted accordingly. The adoption of the amended guidance did not have a material impact on the Condensed Consolidated Financial Statements. The prospective impact of the new standard will depend on the Company's stock price at the vesting or exercise dates of the awards and the number of awards that vest or are exercised in each period, but we do not expect the impact to be material in future periods.

Measurement of Credit Losses on Financial Instruments — In June 2016, the FASB issued amended guidance which replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All entities may adopt the amendments in the new standard as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier adoption is not permitted. The Company is currently evaluating the impact that the standard will have on the Condensed Consolidated Financial Statements.

Classification of Certain Cash Receipts and Cash Payments — In August 2016, the FASB issued amended guidance on the presentation and classification of eight specific cash flow issues with the objective of reducing existing diversity in practice. Public entities must adopt the new guidance for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. Companies should reflect any adjustments on a retrospective basis, if practicable; otherwise, adoption is required to be applied as of the earliest date practicable. The Company is currently evaluating the timing of adoption as well as the impact that the standard will have on the Condensed Consolidated Financial Statements.

Intra-Entity Transfers of Assets Other Than Inventory — In October 2016, the FASB issued amended guidance on the accounting for income taxes. The new guidance requires companies to recognize the income tax effects of intra-entity asset transfers, other than transfers of inventory, when the transfer occurs instead of when the asset is sold to a third party. The new guidance should be applied on a modified-retrospective basis with the cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company early adopted this guidance during the three months ended May 5, 2017.  At adoption, approximately $84 million was reclassified from other non-current liabilities to retained earnings, resulting in a net credit to retained earnings.

Simplifying the Test for Goodwill Impairment — In January 2017, the FASB issued amended guidance to simplify the subsequent measurement of goodwill by removing Step 2 of the goodwill impairment test. Instead, under the amendments in the new guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. Public entities must adopt the new guidance in fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact of the new guidance and timing of adoption, but does not expect that the standard will have an impact on its Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 2 — BUSINESS COMBINATIONS

EMC Merger Transaction

Transaction Overview — On September 7, 2016, EMC became a wholly-owned subsidiary of the Company as a result of the merger of Merger Sub with and into EMC, with EMC surviving as a wholly-owned subsidiary of the Company. Pursuant to the terms of the merger agreement, upon the completion of the EMC merger transaction, each issued and outstanding share of common stock, par value $0.01 per share, of EMC (approximately 2.0 billion as of September 7, 2016) was converted into the right to receive (1) $24.05 in cash, without interest, and (2) 0.11146 validly issued, fully paid and non-assessable shares of common stock of the Company designated as Class V Common Stock, par value $0.01 per share (the "Class V Common Stock"), plus cash in lieu of any fractional shares. Shares of the Class V Common Stock were approved for listing on the New York Stock Exchange (the "NYSE") under the ticker symbol "DVMT" and began trading on September 7, 2016.

In connection with the EMC merger transaction, the Company authorized 343 million shares of Class V Common Stock. On September 7, 2016, Dell Technologies issued 223 million shares of Class V Common Stock to EMC shareholders at a purchase price of $45.07 per share for an aggregate purchase price of approximately $10.0 billion. The total fair value of consideration transferred to effect the EMC merger transaction was approximately $64.0 billion, which primarily consisted of cash and such shares of Class V Common Stock, as well as the fair value of non-controlling interests in VMware, Inc. and Pivotal Software, Inc. ("Pivotal"), majority-owned consolidated subsidiaries of EMC. See Note 17 for more information on the Class V Common Stock.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Assets Acquired and Liabilities Assumed — The EMC merger transaction has been accounted for as a business combination under the acquisition method of accounting. The cumulative impact of any subsequent changes resulting from the facts and circumstances that existed as of the transaction date will be adjusted in the reporting period in which the adjustment amount is determined. The Company's purchase accounting is substantially complete. The following table summarizes, as of May 5, 2017, the preliminary purchase price allocation to the assets acquired and the liabilities assumed in the EMC merger transaction (in millions):

Current assets:
Cash and cash equivalents	$10,080
Short-term investments	1,765
Accounts receivable	2,810
Short-term financing receivables	64
Inventories, net	1,993
Other current assets	903
Total current assets	17,615
Property, plant, and equipment	4,490
Long-term investments	4,317
Long-term financing receivables, net	65
Goodwill	31,539
Purchased intangibles	31,218
Other non-current assets	445
Total assets	$89,689
Current liabilities:
Short-term debt	$905
Accounts payable	728
Accrued and other	3,259
Short-term deferred revenue	4,954
Total current liabilities	9,846
Long-term debt	5,474
Long-term deferred revenue	3,469
Deferred tax liabilities	6,625
Other non-current liabilities	324
Total liabilities	25,738
Total net assets	$63,951

The table above includes amounts allocated to ECD, which was divested in the fiscal year ended February 3, 2017. See Note 3 of the Notes to the Condensed Consolidated Financial Statements for more information on discontinued operations.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Pro Forma Financial Information — The following table provides unaudited pro forma results of operations for the periods presented as if the transaction date had occurred on January 31, 2015, the first day of Fiscal 2016:

Three Months Ended
April 29, 2016
(in millions)
Total net revenue	$17,205
Net loss attributable to Dell Technologies Inc.	$(1,383)

Earnings (loss) per share attributable to Dell Technologies Inc. - basic (a):
Continuing operations - Class V Common Stock	$0.39
Continuing operations - DHI Group	$(2.59)

Earnings (loss) per share attributable to Dell Technologies Inc. - diluted (a):
Continuing operations - Class V Common Stock	$0.39
Continuing operations - DHI Group	$(2.59)
____________________

(a)
For purposes of calculating pro forma earnings (loss) per share, the Company used the two-class method. Earnings are allocated between the Class V Common Stock and the DHI Group on a basis consistent with historical earnings (loss) per share.

The pro forma information for the three months ended April 29, 2016 combines the Company's historical results for the three months ended April 29, 2016 and EMC's historical results for the three months ended March 31, 2016. The historical results have been adjusted in the pro forma information to give effect to items that are (a) directly attributable to the EMC merger transaction, (b) factually supportable, and (c) expected to have a continuing impact on the combined company's results. The pro forma information is presented for informational purposes only. The unaudited pro forma results include the elimination of non-recurring transaction and integration costs of $63 million in the three months ended April 29, 2016. The pro forma information does not purport to represent what the combined company's results of operations or financial condition would have been had the EMC merger transaction actually occurred on the date indicated, and does not purport to project the combined company's results of operations for any future period or as of any future date.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 3 — DISCONTINUED OPERATIONS

Dell entered into a definitive agreement with NTT Data International L.L.C. to divest substantially all of Dell Services, and on November 2, 2016, the parties closed substantially all of the transaction. Dell entered into a definitive agreement with Francisco Partners and Elliot Management Corporation to divest substantially all of DSG, and on October 31, 2016, the parties closed the transaction. EMC, a subsidiary of the Company, entered into a definitive agreement with OpenText Corporation to divest the Dell EMC Enterprise Content Division, and on January 23, 2017, the parties closed the transaction.

Upon closing of the respective transactions, the Company entered into transition services agreements with NTT Data International L.L.C., Francisco Partners and Elliot Management, and OpenText Corporation pursuant to which the Company provides various administrative services on an interim transitional basis. Transition services may be provided for up to one year, with an option to renew after that period. The Company also entered into various commercial agreements with NTT Data International, Francisco Partners and Elliot Management, and OpenText Corporation that include reseller agreements for certain offerings.

In accordance with applicable accounting guidance, the Company reclassified the financial results of Dell Services, DSG, and ECD as discontinued operations in the Condensed Consolidated Statements of Income (Loss) for the relevant periods. The following table presents key financial results of Dell Services and DSG included in "Income from discontinued operations, net of income taxes (Note 3)" for the three months ended April 29, 2016:

	Three Months Ended April 29, 2016
	Dell Services	DSG	Total
	(in millions)
Net revenue	$646	$321	$967
Cost of net revenue	519	90	609
Operating expenses	111	249	360
Interest and other, net	—	14	14
Income (loss) from discontinued operations before income taxes	16	(4)	12
Income tax benefit (a)	(463)	(4)	(467)
Income from discontinued operations, net of income taxes	$479	$—	$479
____________________

(a)
The tax benefit for Dell Services recorded during the three months ended April 29, 2016 was primarily due to temporary differences arising from outside basis differences in the stock entities to be disposed, offset by a valuation allowance.

Cash flows from the Company's discontinued operations are included in the accompanying Condensed Consolidated Statements of Cash Flows. The significant cash flow items from Dell Services and DSG for the three months ended April 29, 2016 were as follows:

	Three Months Ended April 29, 2016
	Dell Services	DSG	Total
	(in millions)
Depreciation and amortization (a)	$32	$42	$74
Capital expenditures	$19	$6	$25
____________________

(a)	Depreciation and amortization ceased upon determination that Dell Services and DSG had met the criteria for discontinued operations reporting as of March 27, 2016 and June 19, 2016, respectively.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 4 — FAIR VALUE MEASUREMENTS

The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of May 5, 2017 and February 3, 2017:

	May 5, 2017 (a)				February 3, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(in millions)
Assets:
Cash equivalents:
Money market funds	$5,477	$—	$—	$5,477	$4,866	$—	$—	$4,866
Municipal obligations	—	15	—	15	—	3	—	3
Debt securities:
U.S. government and agencies	454	430	—	884	444	470	—	914
U.S. corporate	—	1,720	—	1,720	—	1,800	—	1,800
Foreign	—	1,888	—	1,888	—	2,083	—	2,083
Municipal obligations	—	206	—	206	—	352	—	352
Asset-backed securities	—	—	—	—	—	4	—	4
Equity and other securities	204	1	—	205	169	—	—	169
Derivative instruments	—	108	—	108	—	205	—	205
Total assets	$6,135	$4,368	$—	$10,503	$5,479	$4,917	$—	$10,396
Liabilities:
Derivative instruments	$—	$109	$—	$109	$—	$64	$—	$64
Total liabilities	$—	$109	$—	$109	$—	$64	$—	$64
____________________
(a) The Company did not transfer any securities between levels during the three months ended May 5, 2017.

The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value:

Money Market Funds — The Company's investment in money market funds that are classified as cash equivalents hold underlying investments with a weighted average maturity of 90 days or less and are recognized at fair value. The valuations of these securities are based on quoted prices in active markets for identical assets, when available, or pricing models whereby all significant inputs are observable or can be derived from or corroborated by observable market data. The Company reviews security pricing and assesses liquidity on a quarterly basis. As of May 5, 2017, the Company's U.S. portfolio had no material exposure to money market funds with a fluctuating net asset value.

Cash Equivalent Municipal Obligations — The Company's municipal obligations that are classified as cash equivalents have original maturities of 90 days or less and are recognized at fair value. The valuation methodology for these securities is the same as the methodology for non-cash equivalent municipal obligations as described in the Debt Securities section below.

Debt Securities — The majority of the Company's debt securities consist of various fixed income securities such as U.S. government and agencies, U.S. corporate, and foreign. Valuation is based on pricing models whereby all significant inputs, including benchmark yields, reported trades, broker-dealer quotes, issue spreads, benchmark securities, bids, offers, and other market related data, are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset. Inputs are documented in accordance with the fair value measurements hierarchy. The Company reviews security pricing and assesses liquidity on a quarterly basis. See Note 5 of the Notes to the Condensed Consolidated Financial Statements for additional information about investments.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Equity and Other Securities — The majority of the Company's investments in equity and other securities that are measured at fair value on a recurring basis consist of strategic investments in publicly traded companies. The valuation of these securities is based on quoted prices in active markets.

Derivative Instruments — The Company's derivative financial instruments consist primarily of foreign currency forward and purchased option contracts and interest rate swaps. The fair value of the portfolio is determined using valuation models based on market observable inputs, including interest rate curves, forward and spot prices for currencies, and implied volatilities. Credit risk is also factored into the fair value calculation of the Company's derivative instrument portfolio. See Note 8 of the Notes to the Condensed Consolidated Financial Statements for a description of the Company's derivative financial instrument activities.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis — Certain assets are measured at fair value on a nonrecurring basis and therefore are not included in the recurring fair value table above. These assets consist primarily of non-financial assets such as goodwill and intangible assets. See Note 9 of the Notes to the Condensed Consolidated Financial Statements for additional information about goodwill and intangible assets.

As of May 5, 2017 and February 3, 2017, the Company held strategic investments of $489 million and $455 million, respectively. These investments are accounted for under the cost method and are not included in the recurring fair value table above. Investments accounted for under the cost method are recorded at cost initially, which approximates fair value. Subsequently, if there is an indicator of impairment, the impairment is recognized. In evaluating these investments for impairment, the Company uses inputs including pre- and post-money valuations of recent financing events and the impact of those on its fully diluted ownership percentages, as well as other available information regarding the issuer's historical and forecasted performance. As these investments are early-stage companies which are not publicly traded, it is not practicable for the Company to reliably estimate the fair value of these investments.

Carrying Value and Estimated Fair Value of Outstanding Debt — The following table summarizes the carrying value and estimated fair value of the Company's outstanding debt as described in Note 7 of the Notes to the Condensed Consolidated Financial Statements, including the current portion, as of the dates indicated:

	May 5, 2017		February 3, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in billions)
Senior Secured Credit Facilities	$11.8	$12.1	$11.4	$11.7
First Lien Notes	$19.7	$22.1	$19.7	$21.8
Unsecured Notes and Debentures	$2.3	$2.5	$2.3	$2.5
Senior Notes	$3.1	$3.5	$3.1	$3.5
EMC Notes	$5.5	$5.4	$5.5	$5.4
Margin Loan Facility	$2.0	$2.0	$—	$—
Bridge Facilities	$1.5	$1.5	$4.0	$4.0

The fair values of the outstanding Senior Secured Credit Facilities, First Lien Notes, Unsecured Notes and Debentures, Senior Notes, EMC Notes, Margin Loan Facility, and Bridge Facilities were determined based on observable market prices in a less active market or based on valuation methodologies using observable inputs and were categorized as Level 2 in the fair value hierarchy. The fair values of the other short-term debt and the structured financing debt approximate their carrying values due to their short-term maturities.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 5 — INVESTMENTS

The following table summarizes, by major security type, the carrying value and amortized cost of the Company's investments. All debt security investments with remaining effective maturities in excess of one year and substantially all equity and other securities are recorded as long-term investments in the Condensed Consolidated Statements of Financial Position.

	May 5, 2017				February 3, 2017
	Cost	Unrealized Gain	Unrealized (Loss)	Carrying Value	Cost	Unrealized Gain	Unrealized (Loss)	Carrying Value
	(in millions)
Investments:
U.S. government and agencies	$275	$—	$—	$275	$231	$—	$—	$231
U.S. corporate debt securities	542	—	(1)	541	651	—	(1)	650
Foreign debt securities	599	—	(1)	598	743	—	(1)	742
Municipal obligations	206	—	—	206	348	—	—	348
Asset-backed securities	—	—	—	—	4	—	—	4
Total short-term investments	1,622	—	(2)	1,620	1,977	—	(2)	1,975
U.S. government and agencies	614	—	(5)	609	689	—	(6)	683
U.S. corporate debt securities	1,188	1	(10)	1,179	1,164	—	(14)	1,150
Foreign debt securities	1,299	1	(10)	1,290	1,356	—	(15)	1,341
Municipal obligations	—	—	—	—	4	—	—	4
Equity and other securities (a)	640	54	—	694	604	22	(2)	624
Total long-term investments	3,741	56	(25)	3,772	3,817	22	(37)	3,802
Total investments	$5,363	$56	$(27)	$5,392	$5,794	$22	$(39)	$5,777
____________________

(a)
The majority of equity and other securities are strategic investments accounted for under the cost method, while the remainder are investments that are measured at fair value on a recurring basis. See Note 4 of the Notes to the Condensed Consolidated Financial Statements for additional information on investments measured at fair value on a recurring basis.

The Company's investments in debt securities are classified as available-for-sale securities, which are carried at fair value. As of May 5, 2017, all investments in an unrealized loss position have been in a continuous unrealized loss position for less than 12 months.

The contractual maturities of debt securities held at May 5, 2017 are as follows:

	Amortized Cost	Carrying Value
	(in millions)
Due within one year	$1,622	$1,620
Due after 1 year through 5 years	3,024	3,002
Due after 5 years through 10 years	77	76
Total	$4,723	$4,698

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 6 — FINANCIAL SERVICES

The Company offers or arranges various financing options and services for its business and consumer customers in the United States, Canada, Europe, and Mexico through Dell Financial Services and its affiliates (collectively, "DFS"). The key activities of DFS include the origination, collection, and servicing of customer receivables primarily related to the purchase of Dell Technologies' products and services. New financing originations, which represent the amounts of financing provided by DFS to customers for equipment and related software and services, including third-party originations, were $1.1 billion and $0.8 billion, respectively, for three months ended May 5, 2017 and April 29, 2016.

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

•
Fixed-term sales-type leases and loans — The Company enters into sales-type lease arrangements with customers who seek lease financing. Leases with business customers have fixed terms of generally two to four years. Future maturities of minimum lease payments as of May 5, 2017 were as follows: Fiscal 2018 - $1,434 million; Fiscal 2019 - $1,276 million; Fiscal 2020 - $703 million; Fiscal 2021 - $214 million; Fiscal 2022 and beyond - $54 million. The Company also offers fixed-term loans to qualified small businesses, large commercial accounts, governmental organizations, educational entities, and certain individual consumer customers. These loans are repaid in equal payments including interest and have defined terms of generally three to five years.

The following table summarizes the components of the Company's financing receivables segregated by portfolio segment as of May 5, 2017 and February 3, 2017:

	May 5, 2017			February 3, 2017
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total
	(in millions)
Financing receivables, net:
Customer receivables, gross	$940	$4,703	$5,643	$1,009	$4,530	$5,539
Allowances for losses	(85)	(51)	(136)	(91)	(52)	(143)
Customer receivables, net	855	4,652	5,507	918	4,478	5,396
Residual interest	—	489	489	—	477	477
Financing receivables, net	$855	$5,141	$5,996	$918	$4,955	$5,873
Short-term	$855	$2,400	$3,255	$918	$2,304	$3,222
Long-term	$—	$2,741	$2,741	$—	$2,651	$2,651

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the changes in the allowance for financing receivable losses for the respective periods:

	Three Months Ended
	May 5, 2017			April 29, 2016
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total
	(in millions)
Allowance for financing receivable losses:
Balances at beginning of period	$91	$52	$143	$118	$58	$176
Charge-offs, net of recoveries	(22)	(3)	(25)	(25)	(3)	(28)
Provision charged to income statement	16	2	18	14	3	17
Balances at end of period	$85	$51	$136	$107	$58	$165

The following table summarizes the aging of the Company's customer financing receivables, gross, including accrued interest, as of May 5, 2017 and February 3, 2017, segregated by class:

	May 5, 2017				February 3, 2017
	Current	Past Due 1 — 90 Days	Past Due > 90 Days	Total	Current	Past Due 1 — 90 Days	Past Due > 90 Days	Total
	(in millions)
Revolving — DPA	$669	$58	$23	$750	$715	$66	$27	$808
Revolving — DBC	162	23	5	190	175	22	4	201
Fixed-term — Consumer and Commercial	4,116	510	77	4,703	3,994	506	30	4,530
Total customer receivables, gross	$4,947	$591	$105	$5,643	$4,884	$594	$61	$5,539

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Credit Quality

The following table summarizes customer receivables, gross, including accrued interest, by credit quality indicator segregated by class, as of May 5, 2017 and February 3, 2017. The categories shown in the table below segregate customer receivables based on the relative degrees of credit risk. The credit quality indicators for DPA revolving accounts are measured primarily as of each quarter-end date, while all other indicators are generally updated on a periodic basis.

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

	May 5, 2017				February 3, 2017
	Higher	Mid	Lower	Total	Higher	Mid	Lower	Total
	(in millions)
Revolving — DPA	$134	$216	$400	$750	$136	$244	$428	$808
Revolving — DBC	$56	$58	$76	$190	$61	$60	$80	$201
Fixed-term — Consumer and Commercial (a)	$2,333	$1,474	$896	$4,703	$2,232	$1,428	$870	$4,530
____________________

(a)
During the three months ended May 5, 2017, the Company modified its credit scoring methodology for fixed-term financing receivables in response to changes in its go-to-market strategy. This methodology has been modified to a single, consistent, and comparable model across all fixed-term product customers. In connection with this change, the Company has re-categorized existing fixed-term customers and has recast prior period credit quality categories to align with the current period presentation.

Structured Financing Debt

The Company maintains programs which facilitate the funding of financing receivables in the capital markets in the United States, Canada, and Europe. The Company's total structured financing debt, which is collateralized by financing receivables, was $3.9 billion and $3.5 billion as of May 5, 2017 and February 3, 2017, respectively, under the following programs.

•
Securitization Programs — The Company maintains securitization programs in the United States and Europe. The securitization programs in the United States include the fixed-term lease and loan securitization program and the revolving loan securitization program. The outstanding balance of debt under these U.S. programs was $1.1 billion and $1.5 billion as of May 5, 2017 and February 3, 2017, respectively. This debt is collateralized solely by the U.S. financing receivables in the programs. The debt has a variable interest rate and the duration of this debt is based on the terms of the underlying financing receivables. As of May 5, 2017, the total debt capacity related to the U.S. securitization programs was $2.1 billion. The Company enters into interest swap agreements to effectively convert the portion of its structured financing debt from a floating rate to a fixed rate. See Note 8 of the Notes to the Condensed Consolidated Financial Statements for additional information about interest rate swaps.

The Company's U.S. securitization programs became effective on October 29, 2013. The revolving program, which was extended during the third quarter of Fiscal 2017, is effective for four and one-half years beginning October 29, 2013. The fixed-term program, which was extended during the first quarter of Fiscal 2016, is effective for four and one-half years beginning October 29, 2013.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company established a securitization program in Europe for fixed-term leases and loans. This program became effective on January 13, 2017, and is effective for two years. The outstanding balance of debt under this program was $302 million as of May 5, 2017, and the total debt capacity related to the securitization program was $659 million.

The securitization programs contain standard structural features related to the performance of the securitized receivables which include defined credit losses, delinquencies, average credit scores, and minimum collection requirements. In the event one or more of these criteria are not met and the Company is unable to restructure the program, no further funding of receivables will be permitted and the timing of the Company's expected cash flows from over-collateralization will be delayed. As of May 5, 2017, these criteria were met.

•
Fixed-Term Securitization Programs — The Company periodically issues asset-backed debt securities under fixed-term securitization programs to private investors. As of May 5, 2017 and February 3, 2017, the associated debt balance of these securities was $2.1 billion and $1.4 billion, respectively. The asset-backed debt securities are collateralized solely by the U.S. fixed-term financing receivables in the offerings, which are held by SPEs, as discussed below. The interest rate on these securities is fixed and ranges from 0.42% to 3.61%, and the duration of these securities is based on the terms of the underlying financing receivables.

•
Other Structured Financing Programs — In connection with the Company's international financing operations, the Company has entered into revolving structured financing debt programs related to its fixed-term lease and loan products sold in Canada and Europe. The aggregate outstanding balances of the Canadian and European revolving structured loans as of May 5, 2017 and February 3, 2017 were $387 million and $382 million, respectively. As of May 5, 2017, the Canadian program, which was extended during the fiscal year ended May 5, 2017, had a total debt capacity of $160 million. This program is effective for two years, beginning on April 15, 2016, and is collateralized solely by the Canadian financing receivables. The European program, which was extended during the first quarter of Fiscal 2016, is now effective for four years, beginning on December 23, 2013. The program is collateralized solely by the European financing receivables and had a total debt capacity of $330 million as of May 5, 2017.

Variable Interest Entities

In connection with the securitization programs discussed above, the Company transfers certain U.S. and European customer financing receivables to Special Purpose Entities ("SPEs") that meet the definition of a Variable Interest Entity ("VIE") and are consolidated, along with the associated debt, into the Condensed Consolidated Financial Statements, as the Company is the primary beneficiary of those VIEs. These SPEs are bankruptcy-remote legal entities with separate assets and liabilities. The purpose of these SPEs is to facilitate the funding of customer receivables in the capital markets.

The following table shows financing receivables held by the consolidated VIEs as of the respective dates:

	May 5, 2017	February 3, 2017
	(in millions)
Financing receivables held by consolidated VIEs, net:
Short-term, net	$2,348	$2,227
Long-term, net	1,636	1,381
Financing receivables held by consolidated VIEs, net	$3,984	$3,608

Financing receivables transferred via securitization through SPEs were $0.9 billion and $0.6 billion for the three months ended May 5, 2017 and April 29, 2016, respectively.

Some of the SPEs have entered into financing arrangements with multi-seller conduits that, in turn, issue asset-backed debt securities in the capital markets. The structured financing debt outstanding, which is collateralized by the financing receivables held by the consolidated VIEs, was $3.5 billion and $3.1 billion as of May 5, 2017 and February 3, 2017, respectively. The Company's risk of loss related to securitized receivables is limited to the amount by which the Company's right to receive collections for assets securitized exceeds the amount required to pay interest, principal, and fees and expenses related to the asset-backed securities. The Company provides credit enhancement to the securitization in the form of over-collateralization.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Financing Receivable Sales

To manage certain concentrations of customer credit exposure, the Company may sell selected fixed-term financing receivables to unrelated third parties on a periodic basis. The amount of financing receivables sold was $55 million and $80 million for the three months ended May 5, 2017 and April 29, 2016, respectively.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 7 — DEBT

The following table summarizes the Company's outstanding debt as of the dates indicated:

	May 5, 2017	February 3, 2017
	(in millions)
Secured Debt
Structured financing debt	$3,869	$3,464
Senior Secured Credit Facilities:
3.50% Term Loan B Facility due September 2023	5,473	4,987
3.00% Term Loan A-1 Facility due December 2018	599	600
3.25% Term Loan A-2 Facility due September 2021	3,827	3,876
3.00% Term Loan A-3 Facility due December 2018	1,800	1,800
3.00% Revolving Credit Facility due September 2021	375	375
First Lien Notes:
3.48% due June 2019	3,750	3,750
4.42% due June 2021	4,500	4,500
5.45% due June 2023	3,750	3,750
6.02% due June 2026	4,500	4,500
8.10% due June 2036	1,500	1,500
8.35% due June 2046	2,000	2,000
Unsecured Debt
Unsecured Notes and Debentures:
5.65% due April 2018	500	500
5.875% due June 2019	600	600
4.625% due April 2021	400	400
7.10% due April 2028	300	300
6.50% due April 2038	388	388
5.40% due September 2040	265	265
Senior Notes:
5.875% due June 2021	1,625	1,625
7.125% due June 2024	1,625	1,625
EMC Notes:
1.875% due June 2018	2,500	2,500
2.650% due June 2020	2,000	2,000
3.375% due June 2023	1,000	1,000
Other
3.42% Margin Loan Facility due April 2022	2,000	—
2.53% Margin Bridge Facility due September 2017	—	2,500
2.75% VMware Note Bridge Facility due September 2017	1,500	1,500
Other	82	51
Total debt, principal amount	$50,728	$50,356
Unamortized discount, net of unamortized premium	(293)	(284)
Debt issuance costs	(645)	(682)
Total debt, carrying value	$49,790	$49,390
Total short-term debt, carrying value	$4,842	$6,329
Total long-term debt, carrying value	$44,948	$43,061

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

During the three months ended May 5, 2017, the Company refinanced the Term Loan B Facility to reduce the interest rate margin by 0.75% and to increase the outstanding principal amount by $500 million. The Company applied the proceeds from the Term Loan B Facility refinancing to repay $500 million principal amount of the Margin Bridge Facility, without premium or penalty, and accrued and unpaid interest thereon. Additionally, during the three months ended May 5, 2017, the Company issued the Margin Loan Facility in the principal amount of $2.0 billion, and used the proceeds of the new facility to extinguish the Margin Bridge Facility, without premium or penalty.

Senior Secured Credit Facilities — At the closing of the EMC merger transaction on September 7, 2016, the Company entered into a credit agreement that provides for senior secured credit facilities (the "Senior Secured Credit Facilities") in the aggregate principal amount of $17.6 billion comprising (a) term loan facilities and (b) a senior secured Revolving Credit Facility, which includes capacity for up to $0.5 billion of letters of credit and for borrowings of up to $0.4 billion under swing-line loans. As of May 5, 2017, available borrowings under the Revolving Credit Facility totaled $2.7 billion. The Senior Secured Credit Facilities provide that the borrowers have the right at any time, subject to customary conditions, to request incremental term loans or incremental revolving commitments.

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

The Term Loan A-1 Facility, the Term Loan A-3 Facility, and the Revolving Credit Facility have no amortization. The Term Loan A-2 Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 5% of the original principal amount in each of the first two years after the closing date of the EMC merger transaction, 10% of the original principal amount in each of the third and fourth years after the closing date of the EMC merger transaction, and 70% of the original principal amount in the fifth year after the closing date of the EMC merger transaction. The Term Loan B Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount. The Term Loan A-1 and Term Loan A-3 Facilities require the borrowers to prepay outstanding borrowings under these facilities with 100% of the net cash proceeds of certain non-ordinary course asset sales or dispositions.  The borrowers may voluntarily repay outstanding loans under the term loan facilities and the Revolving Credit Facility at any time without premium or penalty, other than customary "breakage" costs.

All obligations of the borrowers under the Senior Secured Credit Facilities and certain swap agreements, cash management arrangements, and certain letters of credit provided by any lender or agent party to the Senior Secured Credit Facilities or any of its affiliates and certain other persons are secured by (a) a first-priority security interest in certain tangible and intangible assets of the borrowers and the guarantors and (b) a first-priority pledge of 100% of the capital stock of the borrowers, Dell Inc., an indirect wholly-owned subsidiary of Dell Technologies ("Dell"), and each wholly-owned material restricted subsidiary of the borrowers and the guarantors, in each case subject to certain thresholds, exceptions, and permitted liens.

During the three months ended May 5, 2017, the Company refinanced the Term Loan B Facility to reduce the interest rate margin by 0.75% and to increase the outstanding principal amount by $500 million.

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

The Company has agreed to use commercially reasonable efforts to register with the SEC notes having terms substantially identical to the terms of the First Lien Notes as part of an offer to exchange such registered notes for the First Lien Notes. The Company will be obligated to pay additional interest on the First Lien Notes if it fails to consummate such an exchange offer within five years after the closing date of the EMC merger transaction.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Senior Notes — The senior unsecured notes (collectively, the "Senior Notes") were issued on June 22, 2016 in an aggregate principal amount of $3.25 billion. Interest on these borrowings is payable semiannually.

EMC Notes — On September 7, 2016, EMC had outstanding $2.5 billion aggregate principal amount of its 1.875% Notes due June 2018, $2.0 billion aggregate principal amount of its 2.650% Notes due June 2020 and $1.0 billion aggregate principal amount of its 3.375% Notes due June 2023 (collectively, the "EMC Notes"). Interest on these borrowings is payable semiannually. The EMC Notes remain outstanding following the closing of the EMC merger transaction.

Margin Loan Facility — During the three months ended May 5, 2017, the Company issued the Margin Loan Facility in an aggregate principal amount of $2.0 billion. VMW Holdco LLC, a wholly owned subsidiary of EMC, is the borrower under the Margin Loan Facility, which is secured by 60 million shares of Class B common stock of VMware, Inc. and 20 million shares of Class A common stock of VMware, Inc. Loans under the Margin Loan Facility bear interest at a rate per annum payable, at the borrower's option, either at (a) a base rate plus 1.25% per annum or (b) a LIBOR-based rate plus 2.25% per annum. Interest under the Margin Loan Facility is payable quarterly.

The Margin Loan Facility will mature in April 2022. The borrower may voluntarily repay outstanding loans under the Margin Loan Facility at any time without premium or penalty, other than customary "breakage" costs, subject to certain minimum threshold amounts for prepayment.

Margin Bridge Facility — On September 7, 2016, Merger Sub and EMC entered into a credit agreement providing for a senior secured margin bridge facility in an aggregate principal amount of $2.5 billion (the "Margin Bridge Facility").

During the three months ended May 5, 2017, the Company separately applied the proceeds from the Term Loan B Facility refinancing and the issuance of the Margin Loan Facility to extinguish the Margin Bridge Facility, without premium or penalty.

VMware Note Bridge Facility — On September 7, 2016, Merger Sub and EMC entered into a credit agreement providing for a senior secured note bridge facility in an aggregate principal amount of $1.5 billion (the "VMware Note Bridge Facility"). The VMware Note Bridge Facility is secured solely by certain intercompany notes in an aggregate principal amount of $1.5 billion issued by VMware, Inc. that are payable to EMC, and the proceeds thereof.

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

The VMware Note Bridge Facility has no amortization. The borrower is required to prepay outstanding borrowings under the VMware Note Bridge Facility with 100% of the net cash proceeds of any asset sale or other disposition of the pledged VMware, Inc. promissory notes. The borrower may voluntarily repay outstanding loans under the VMware Note Bridge Facility at any time without premium or penalty, other than customary "breakage" costs, subject to certain minimum threshold amounts for prepayment.

Structured Financing Debt — As of May 5, 2017 and February 3, 2017, the Company had $3.9 billion and $3.5 billion, respectively, in outstanding structured financing debt, which was primarily related to the fixed-term lease and loan securitization programs and the revolving loan securitization programs. See Note 6 and Note 8 of the Notes to the Condensed Consolidated Financial Statements for further discussion of the structured financing debt and the interest rate swap agreements that hedge a portion of that debt.

Unsecured Notes and Debentures — The Company has unsecured notes and debentures (collectively, the "Unsecured Notes and Dentures") that were issued prior to the acquisition of Dell by Dell Technologies Inc. Interest on these borrowings is payable semiannually.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Aggregate Future Maturities — As of May 5, 2017, aggregate future maturities of the Company's debt were as follows:

	Maturities by Fiscal Year
	2018 (remaining nine months)	2019	2020	2021	2022	Thereafter	Total
	(in millions)
Structured Financing Debt	$2,039	$1,291	$406	$107	$26	$—	$3,869
Senior Secured Credit Facilities and First Lien Notes	188	2,699	4,197	336	7,677	16,977	32,074
Unsecured Notes and Debentures	—	500	600	—	400	953	2,453
Senior Notes and EMC Notes	—	2,500	—	2,000	1,625	2,625	8,750
Margin Loan Facility	—	—	—	—	—	2,000	2,000
Bridge Facility	1,500	—	—	—	—	—	1,500
Other	9	18	3	27	—	25	82
Total maturities, principal amount	3,736	7,008	5,206	2,470	9,728	22,580	50,728
Associated carrying value adjustments	(9)	(42)	(51)	(1)	(230)	(605)	(938)
Total maturities, carrying value amount	$3,727	$6,966	$5,155	$2,469	$9,498	$21,975	$49,790

Covenants and Unrestricted Net Assets — The credit agreement for the Senior Secured Credit Facilities contain customary negative covenants that generally limit the ability of Denali Intermediate Inc., a wholly-owned subsidiary of Dell Technologies ("Dell Intermediate"), Dell, and Dell's and Denali Intermediate's other restricted subsidiaries to incur debt, create liens, make fundamental changes, enter into asset sales, make certain investments, pay dividends or distribute or redeem certain equity interests, prepay or redeem certain debt, and enter into certain transactions with affiliates. The indenture governing the Senior Notes contains customary negative covenants that generally limit the ability of Denali Intermediate, Dell, and Dell's and Denali Intermediate's other restricted subsidiaries to incur additional debt or issue certain preferred shares, pay dividends on or make other distributions in respect of capital stock or make other restricted payments, make certain investments, sell or transfer certain assets, create liens on certain assets to secure debt, consolidate, merge, sell, or otherwise dispose of all or substantially all assets, enter into certain transactions with affiliates, and designate subsidiaries as unrestricted subsidiaries. The negative covenants under such credit agreements and indenture are subject to certain exceptions, qualifications, and "baskets." The indentures governing the First Lien Notes, the Unsecured Notes and Debentures, and the EMC Notes variously impose limitations, subject to specified exceptions, on creating certain liens, entering into sale and lease-back transactions, and entering into certain asset sales. As of May 5, 2017, the Company had certain consolidated subsidiaries that were designated as unrestricted subsidiaries for all purposes of the applicable credit agreements and the indentures governing the First Lien Notes and the Senior Notes. The foregoing credit agreements and indentures contain customary events of default, including failure to make required payments, failure to comply with covenants, and the occurrence of certain events of bankruptcy and insolvency.

The Term Loan A-1 Facility, the Term Loan A-2 Facility, the Term Loan A-3 Facility, and the Revolving Credit Facility are subject to a first lien net leverage ratio covenant that is tested at the end of each fiscal quarter of Dell with respect to Dell's preceding four fiscal quarters. The Company was in compliance with all financial covenants as of May 5, 2017.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 8 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Derivative Instruments

As part of its risk management strategy, the Company uses derivative instruments, primarily foreign currency forward and option contracts and interest rate swaps, to hedge certain foreign currency and interest rate exposures, respectively.

The Company's objective is to offset gains and losses resulting from these exposures with gains and losses on the derivative contracts used to hedge the exposures, thereby reducing volatility of earnings and protecting the fair values of assets and liabilities. For derivatives designated as cash flow hedges, the Company assesses hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative and recognizes any ineffective portion of the hedge in earnings as a component of interest and other, net. Hedge ineffectiveness recognized in earnings was not material during the three months ended May 5, 2017 and April 29, 2016.

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

During the three months ended May 5, 2017 and April 29, 2016, the Company did not discontinue any cash flow hedges related to foreign exchange contracts that had a material impact on the Company's results of operations due to the probability that the forecasted cash flows would not occur.

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

The Company utilizes cross currency amortizing swaps to hedge the currency and interest rate risk exposure associated with the securitization program that was established in Europe in January 2017.  The cross currency swaps combine a Euro-based interest rate swap with a British Pound or U.S. Dollar foreign exchange forward contract in which the Company pays a fixed British Pound or U.S. Dollar amount and receives a floating amount in Euro linked to the one-month Euribor.  The notional value of the swaps amortizes in line with the expected cash flows and run-off of the securitized assets.  The swaps mature within five years or less and are not designated for hedge accounting.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Notional Amounts of Outstanding Derivative Instruments

The notional amounts of the Company's outstanding derivative instruments were as follows as of the dates indicated:

	May 5, 2017	February 3, 2017 (a)
	(in millions)
Foreign exchange contracts:
Designated as cash flow hedging instruments	$4,113	$3,781
Non-designated as hedging instruments	5,767	5,146
Total	$9,880	$8,927

Interest rate contracts:
Non-designated as hedging instruments	$1,033	$1,251
____________________

(a)
The notional amount calculation methodology has been enhanced to reflect the sum of the absolute value of derivative instruments netted by currency.  Prior period amounts have been updated to conform with the current period presentation.

Effect of Derivative Instruments on the Condensed Consolidated Statements of Financial Position and the Condensed Consolidated Statements of Income (Loss)

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in Accumulated OCI, Net of Tax, on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
(in millions)
For the three months ended May 5, 2017
		Total net revenue	$17
Foreign exchange contracts	$(16)	Total cost of net revenue	4
Interest rate contracts	—	Interest and other, net	—	Interest and other, net	$—
Total	$(16)		$21		$—

For the three months ended April 29, 2016
		Total net revenue	$(45)
Foreign exchange contracts	$(165)	Total cost of net revenue	(8)
Interest rate contracts	—	Interest and other, net	—	Interest and other, net	$(1)
Total	$(165)		$(53)		$(1)

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Fair Value of Derivative Instruments in the Condensed Consolidated Statements of Financial Position
The Company presents its foreign exchange derivative instruments on a net basis in the Condensed Consolidated Statements of Financial Position due to the right of offset by its counterparties under master netting arrangements. The fair value of those derivative instruments presented on a gross basis as of each date indicated below was as follows:

	May 5, 2017
	Other Current Assets	Other Non- Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value
		(in millions)
Derivatives designated as hedging instruments:
Foreign exchange contracts in an asset position	$37	$—	$21	$—	$58
Foreign exchange contracts in a liability position	(17)	—	(22)	—	(39)
Net asset (liability)	20	—	(1)	—	19
Derivatives not designated as hedging instruments:
Foreign exchange contracts in an asset position	161	1	52	—	214
Foreign exchange contracts in a liability position	(77)	—	(154)	—	(231)
Interest rate contracts in an asset position	—	3	—	—	3
Interest rate contracts in a liability position	—	—	—	(6)	(6)
Net asset (liability)	84	4	(102)	(6)	(20)
Total derivatives at fair value	$104	$4	$(103)	$(6)	$(1)

	February 3, 2017
	Other Current Assets	Other Non- Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value
		(in millions)
Derivatives designated as hedging instruments:
Foreign exchange contracts in an asset position	$41	$—	$17	$—	$58
Foreign exchange contracts in a liability position	(19)	—	(6)	—	(25)
Net asset (liability)	22	—	11	—	33
Derivatives not designated as hedging instruments:
Foreign exchange contracts in an asset position	309	2	31	—	342
Foreign exchange contracts in a liability position	(131)	—	(103)	—	(234)
Interest rate contracts in an asset position	—	3	—	—	3
Interest rate contracts in a liability position	—	—	—	(3)	(3)
Net asset (liability)	178	5	(72)	(3)	108
Total derivatives at fair value	$200	$5	$(61)	$(3)	$141

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents the gross amounts of the Company's derivative instruments, amounts offset due to master netting agreements with the Company's counterparties, and the net amounts recognized in the Condensed Consolidated Statements of Financial Position.

	May 5, 2017
	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ (Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Received or Pledged
	(in millions)
Derivative instruments:
Financial assets	$275	$(167)	$108	$—	$—	$108
Financial liabilities	(276)	167	(109)	—	—	(109)
Total derivative instruments	$(1)	$—	$(1)	$—	$—	$(1)

	February 3, 2017
	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ (Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Received or Pledged
	(in millions)
Derivative instruments:
Financial assets	$403	$(198)	$205	$—	$—	$205
Financial liabilities	(262)	198	(64)	—	—	(64)
Total derivative instruments	$141	$—	$141	$—	$—	$141

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 9 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table presents goodwill allocated to the Company's business segments as of May 5, 2017 and February 3, 2017, and changes in the carrying amount of goodwill for the respective periods:

	Client Solutions Group	Infrastructure Solutions Group	VMware	Other Businesses (a)	Total
	(in millions)
Balances as of February 3, 2017	$4,237	$15,607	$15,070	$3,996	$38,910
Goodwill recognized during the period	—	—	—	9	9
Goodwill divested	—	(13)	—	—	(13)
Impact of foreign currency translation	—	23	—	1	24
Other adjustments	—	—	—	—	—
Balances as of May 5, 2017	$4,237	$15,617	$15,070	$4,006	$38,930
____________________

(a)	Other Businesses consists of offerings by RSA Information Security, SecureWorks, Pivotal, and Boomi, Inc. ("Boomi").

Goodwill and indefinite-lived intangible assets are tested for impairment annually during the third fiscal quarter and whenever events or circumstances may indicate that an impairment has occurred. Based on the results of the annual impairment test, which was a qualitative test, no impairment of goodwill or indefinite-lived intangible assets existed for any reporting unit as of October 28, 2016. No events or circumstances transpired subsequent to the annual impairment test that would indicate a potential impairment of goodwill as of May 5, 2017. Further, the Company did not have any accumulated goodwill impairment charges as of May 5, 2017.

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Intangible Assets

The Company's intangible assets as of May 5, 2017 and February 3, 2017 were as follows:

	May 5, 2017			February 3, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in millions)
Customer relationships	$22,711	$(6,324)	$16,387	$22,708	$(5,552)	$17,156
Developed technology	15,381	(3,455)	11,926	14,569	(2,510)	12,059
Trade names	1,267	(258)	1,009	1,268	(201)	1,067
Leasehold assets (liabilities)	128	(2)	126	128	(1)	127
Definite-lived intangible assets	39,487	(10,039)	29,448	38,673	(8,264)	30,409
In-process research and development	80	—	80	890	—	890
Indefinite-lived trade names	3,755	—	3,755	3,754	—	3,754
Total intangible assets	$43,322	$(10,039)	$33,283	$43,317	$(8,264)	$35,053

Amortization expense related to definite-lived intangible assets was approximately $1,776 million and $491 million during the three months ended May 5, 2017 and April 29, 2016, respectively. There were no material impairment charges related to intangible assets during the three months ended May 5, 2017 and April 29, 2016.

Estimated future annual pre-tax amortization expense of definite-lived intangible assets as of February 3, 2017 over the next five fiscal years and thereafter is as follows:

Fiscal Years	(in millions)
2018 (remaining nine months)	$5,178
2019	6,026
2020	4,238
2021	3,316
2022	2,609
Thereafter	8,081
Total	$29,448

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 10 — WARRANTY LIABILITY

The Company records a liability for its standard limited warranties at the time of sale for the estimated costs that may be incurred. The liability for standard warranties is included in accrued and other current liabilities and other non-current liabilities in the Condensed Consolidated Statements of Financial Position.

Changes in the Company's liability for standard limited warranties are presented in the following table for the periods indicated.

	Three Months Ended
	May 5, 2017	April 29, 2016
	(in millions)
Warranty liability:
Warranty liability at beginning of period	$604	$574
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties (a) (b)	240	200
Service obligations honored	(237)	(213)
Warranty liability at end of period	$607	$561
Current portion	$420	$383
Non-current portion	$187	$178
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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 11 — SEVERANCE CHARGES

In connection with the transformation of the Company's business model, the Company incurs costs related to employee severance. The Company records a liability for these costs when it is probable that employees will be entitled to termination benefits and the amounts can be reasonably estimated. The liability related to these actions is included in accrued and other current liabilities in the Condensed Consolidated Statements of Financial Position and was $257 million and $416 million as of May 5, 2017 and February 3, 2017, respectively.

The following table sets forth the activity related to the Company's severance liability for the respective periods:

	Three Months Ended
	May 5, 2017	April 29, 2016
	(in millions)
Balance at beginning of period	$416	$26
Severance charges to provision	30	17
Cash paid and other	(189)	(14)
Balance at end of period	$257	$29

Severance costs are included in cost of net revenue, selling, general, and administrative expenses, and research and development expense in the Condensed Consolidated Statements of Income (Loss) as follows:

	Three Months Ended
	May 5, 2017	April 29, 2016
	(in millions)
Severance charges:
Cost of net revenue	$5	$4
Selling, general, and administrative	7	7
Research and development	18	6
Total	$30	$17

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Legal Matters

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

EMC Merger Litigation — The Company, Dell, and Universal Acquisition Co. ("Universal") were named as defendants in fifteen putative class-action lawsuits brought by purported EMC shareholders and VMware, Inc. stockholders challenging the proposed merger between the Company, Dell, and Universal on the one hand, and EMC on the other (the "EMC merger"). Those suits are captioned as follows:

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The complaints in the IBEW, Barrett, Graulich, Vassallo, City of Miami, Lasker, Local Union No. 373, City of Lakeland, and Ma actions generally allege that the EMC directors breached their fiduciary duties to EMC shareholders in connection with the EMC merger by, among other things, failing to maximize shareholder value and agreeing to provisions in the EMC merger agreement that discouraged competing bids. After consolidating the nine complaints, by decision dated December 7, 2015, the Business Litigation Session of the Suffolk County Superior Court in Massachusetts dismissed all nine complaints for failure to make a demand on the EMC board of directors. Three of the nine plaintiffs in the consolidated actions appealed the judgment dismissing their complaints. The Massachusetts Supreme Judicial Court granted an application for direct appellate review, and heard oral argument on the appeal on November 7, 2016. On March 6, 2017, the Supreme Judicial Court issued a decision affirming the dismissal. This decision terminated the consolidated actions.
The complaints in the Walsh, Stull, Pancake, and Booth actions allege that the EMC directors breached their fiduciary duties to EMC shareholders in connection with the EMC merger by, among other things, failing to maximize shareholder value and agreeing to provisions in the EMC merger agreement that discouraged competing bids. The complaints generally further allege that the preliminary registration statement on Form S-4 filed by the Company on December 14, 2015 in connection with the transaction contained material misstatements and omissions, in violation of Section 14(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and SEC Rule 14a-9 promulgated thereunder and/or that the Company, Dell, and Universal acted as controlling persons of EMC under Section 20(a) of the Exchange Act. On June 6, 2016, the Securities and Exchange Commission declared effective the Company's registration statement on Form S-4 relating to the EMC merger (the "SEC Form S-4"), including the amendments thereto. On June 17, 2016, the parties to the Walsh, Stull, Pancake, and Booth actions submitted to the Court a Stipulation and Proposed Order Dismissing Action and Retaining Jurisdiction to Determine Plaintiffs' Counsel's Application for an Award of Attorneys' Fees and Reimbursement of Expenses. In the stipulation, the plaintiffs represented to the Court that they believe sufficient information had been disclosed to warrant dismissal of the actions as moot in light of the disclosures in the SEC Form S-4, including the amendments thereto. On October 25, 2016, following an agreement between the parties with respect to attorneys' fees and expenses, the Court entered an order terminating the four actions for all purposes.

The amended complaints in the Jacobs and Ford actions allege that EMC, as the majority stockholder of VMware, Inc., and the individual defendants, who were directors of EMC, VMware, Inc., or both, breached their fiduciary duties to minority stockholders of VMware, Inc. in connection with the proposed EMC merger by allegedly entering into or approving a merger that favors the interests of EMC and Dell at the expense of the minority stockholders. The plaintiffs in the Jacobs action also brought suit against the Company, Dell, and Universal as alleged aiders and abettors. Effective December 2, 2016, the parties entered into an agreement to resolve the Jacobs action, pursuant to which the plaintiff voluntarily dismissed the action with prejudice. Under the operative amended complaint in the Ford action, the plaintiffs also brought suit against the Company and Dell for alleged breach of fiduciary duties to VMware, Inc. and its stockholders, and against the Company, Dell, and Universal for aiding and abetting the alleged breach of fiduciary duties by EMC's and VMware, Inc.'s directors. Certain defendants filed motions to dismiss the amended complaint on June 21, 2016. A hearing on those motions was held on February 3, 2017. On May 2, 2017, the Court dismissed the amended complaint for failure to state a claim upon which relief could be granted and no appeal was taken. All fifteen EMC merger-related lawsuits are now fully and finally resolved.

Appraisal Proceedings — Holders of shares of Dell common stock who did not vote on September 12, 2013 in favor of the proposal to adopt the amended going-private transaction agreement and who properly demanded appraisal of their shares and who otherwise comply with the requirements of Section 262 of the Delaware General Corporate Law ("DGCL") are entitled to seek appraisal for, and obtain payment in cash for the judicially determined "fair value" (as defined pursuant to Section 262 of the DGCL) of, their shares in lieu of receiving the going-private transaction consideration. Dell initially recorded a liability of $13.75 for each share with respect to which appraisal has been demanded and as to which the demand has not been withdrawn, together with interest at the statutory rate discussed below. As of May 5, 2017 and February 3, 2017, this liability was approximately $129 million. The Court of Chancery ruled that the fair value of the appraisal shares as of October 29, 2013, the date on which the going-private transaction became effective, was $17.62 per share. This ruling would entitle the holders of the remaining 5,505,730 shares subject to the appraisal proceedings to $17.62 per share, plus interest at a statutory rate, compounded quarterly. On November 21, 2016, the Court of Chancery entered final judgment in the appraisal action. On November 22, 2016,

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Dell filed a notice of appeal to the Delaware Supreme Court. That appeal is pending. The Company believes it was adequately reserved for the appraisal proceedings as of May 5, 2017.

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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

As of May 5, 2017, the Company does not believe there is a reasonable possibility that a material loss exceeding the amounts already accrued for these or other proceedings or matters has been incurred. However, since the ultimate resolution of any such proceedings and matters is inherently unpredictable, the Company's business, financial condition, results of operations, or cash flows could be materially affected in any particular period by unfavorable outcomes in one or more of these proceedings or matters. Whether the outcome of any claim, suit, assessment, investigation, or legal proceeding, individually or collectively, could have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows will depend on a number of variables, including the nature, timing, and amount of any associated expenses, amounts paid in settlement, damages, or other remedies or consequences.

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

In connection with the divestitures discussed in Note 3 of the Notes to the Condensed Consolidated Financial Statements, the Company has indemnified the purchasers of businesses for the occurrence of specified events. The Company does not currently believe that contingent obligations to provide indemnification in connection with these divestitures will have a material adverse effect on the Company.

Purchase Obligations

The Company has contractual obligations to purchase goods or services, which specify significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. As of May 5, 2017, the Company had $2,674 million, $260 million, and $432 million in purchase obligations for Fiscal 2018, Fiscal 2019, and Fiscal 2020 and thereafter, respectively.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 13 — INCOME AND OTHER TAXES

For the three months ended May 5, 2017 and April 29, 2016, the Company's effective income tax rates for continuing operations were 33.3% and (18.4)% on pre-tax losses from continuing operations of $2,073 million and $358 million, respectively. The change in the Company's effective income tax rate was primarily attributable to prior year tax charges recognized during the three months ended April 29, 2016 relating to the divestiture of Dell Services, as well as tax benefits from charges associated with the EMC merger transaction incurred during the three months ended May 5, 2017, including purchase accounting adjustments, interest charges, and stock-based compensation expense. For more information regarding the EMC merger transaction, see Note 2 of the Notes to the Condensed Consolidated Financial Statements. The income tax rate for future quarters of Fiscal 2018 will be impacted by the actual mix of jurisdictions in which income is generated.

The differences between the estimated effective income tax rates and the U.S. federal statutory rate of 35% principally result from the Company's geographical distribution of income and differences between the book and tax treatment of certain items. A portion of the Company's operations is subject to a reduced tax rate or is free of tax under various tax holidays. A significant portion of these income tax benefits relate to a tax holiday that expires in January 2019. The Company's other tax holidays will expire in whole or in part during fiscal years 2019 through 2023. Many of these tax holidays and reduced tax rates may be extended when certain conditions are met or may be terminated early if certain conditions are not met.

The Company's U.S. federal income tax returns for fiscal years 2007 through 2009 are currently under consideration by the Office of Appeals of the Internal Revenue Service (the "IRS"). The IRS issued a Revenue Agent's Report ("RAR") related to those years during the fiscal year ended February 3, 2017.  The IRS has proposed adjustments primarily relating to transfer pricing matters with which the Company disagrees and will contest through the IRS administrative appeals procedures. Prior to the EMC merger transaction, EMC received a RAR for its tax years 2009 and 2010, and during the three months ended May 5, 2017, EMC received an RAR for its tax year 2011.  The Company also disagrees with certain proposed adjustments in these RARs and is currently contesting the proposed adjustments through the IRS administrative appeals process.

The Company is also currently under income tax audits in various state and foreign jurisdictions.  The Company is undergoing negotiations, and in some cases contested proceedings, relating to tax matters with the taxing authorities in these jurisdictions.  The Company believes that it has provided adequate reserves related to all matters contained in tax periods open to examination.  Although the Company believes it has made adequate provisions for the uncertainties surrounding these audits, should the Company experience unfavorable outcomes, such outcomes could have a material impact on its results of operations, financial position, and cash flows.  With respect to major U.S. state and foreign taxing jurisdictions, the Company is generally not subject to tax examinations for years prior to fiscal year 2007.

Judgment is required in evaluating the Company's uncertain tax positions and determining the Company's provision for income taxes. The Company's net unrecognized tax benefits were $3.1 billion as of both May 5, 2017 and February 3, 2017 and are included in other non-current liabilities in the Condensed Consolidated Statements of Financial Position. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

The Company takes certain non-income tax positions in the jurisdictions in which it operates and has received certain non-income tax assessments from various jurisdictions. The Company believes that a material loss in these matters is not probable and that it is not reasonably possible that a material loss exceeding amounts already accrued has been incurred.  The Company believes its positions in these non-income tax litigation matters are supportable and that it ultimately will prevail in the matters. In the normal course of business, the Company's positions and conclusions related to its non-income taxes could be challenged and assessments may be made. To the extent new information is obtained and the Company's views on its positions, probable outcomes of assessments, or litigation change, changes in estimates to the Company's accrued liabilities would be recorded in the period in which such a determination is made. In the resolution process for income tax and non-income tax audits, the Company may be required to provide collateral guarantees or indemnification to regulators and tax authorities until the matter is resolved.

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

The following table presents changes in accumulated other comprehensive loss, net of tax, by the following components for the periods indicated:

	Foreign Currency Translation Adjustments	Investments	Cash Flow Hedges	Pension and Other Postretirement Plans	Accumulated Other Comprehensive Loss
	(in millions)
Balances as of February 3, 2017	$(612)	$(13)	$11	$19	$(595)
Other comprehensive income (loss) before reclassifications	53	28	(16)	—	65
Amounts reclassified from accumulated other comprehensive loss	—	1	(21)	—	(20)
Total change for the period	53	29	(37)	—	45
Less: Change in comprehensive income attributable to non-controlling interests	—	2	1	—	3
Balances as of May 5, 2017	$(559)	$14	$(27)	$19	$(553)

Amounts related to investments are reclassified to net income when gains and losses are realized. See Note 4 and Note 5 of the Notes to the Condensed Consolidated Financial Statements for more information on the Company's investments. Amounts related to the Company's cash flow hedges are reclassified to net income during the same period in which the items being hedged are recognized in earnings. In addition, any hedge ineffectiveness related to cash flow hedges is recognized currently in net income. See Note 8 of the Notes to the Condensed Consolidated Financial Statements for more information on the Company's derivative instruments.

The following table presents reclassifications out of accumulated other comprehensive loss, net of tax, to net income (loss) for the periods presented:

	Three Months Ended
	May 5, 2017			April 29, 2016
	Investments	Cash Flow Hedges	Total	Investments	Cash Flow Hedges	Total
	(in millions)
Total reclassifications, net of tax:
Net revenue	$—	$17	$17	$—	$(45)	$(45)
Cost of net revenue	—	4	4	—	(8)	(8)
Interest and other, net	(1)	—	(1)	—	(1)	(1)
Total reclassifications, net of tax	$(1)	$21	$20	$—	$(54)	$(54)

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 15 — NON-CONTROLLING INTERESTS

VMware, Inc. — The non-controlling interests' share of equity in VMware, Inc. is reflected as a component of the non-controlling interests in the accompanying Condensed Consolidated Statements of Financial Position and was $5.3 billion and $5.2 billion as of May 5, 2017 and February 3, 2017, respectively. As of May 5, 2017 and February 3, 2017, the Company held approximately 81.8% and 82.5%, respectively, of the outstanding equity interest in VMware, Inc.

SecureWorks — On April 27, 2016, SecureWorks completed a registered underwritten IPO of its Class A common stock. The non-controlling interests' share of equity in SecureWorks is reflected as a component of the non-controlling interests in the accompanying Condensed Consolidated Statements of Financial Position and was $88 million and $86 million as of May 5, 2017 and February 3, 2017, respectively. As of May 5, 2017 and February 3, 2017, Dell Technologies held approximately 87.1% and 87.5%, respectively, of the outstanding equity interest in SecureWorks.

Pivotal — A portion of the non-controlling interests in Pivotal is held by third parties in the form of preferred equity instruments. Due to the terms of such instruments, Pivotal's results of operations and equity activity are not attributable to such interests in Pivotal in the Condensed Consolidated Statements of Income (Loss) and Condensed Consolidated Statements of Financial Position. The preferred equity instruments are convertible into common shares at the non-controlling owner's election at any time. The remaining portion of the non-controlling interests in Pivotal is held by third parties in the form of common stock. Pivotal's results of operations and equity activity are attributable to such interests in Pivotal in the Condensed Consolidated Statements of Income (Loss) and Condensed Consolidated Statements of Financial Position. The non-controlling interests' share of equity in Pivotal, including both preferred equity instruments and common stock, is reflected as a component of the non-controlling interests in the accompanying Condensed Consolidated Statements of Financial Position and was $473 million and $472 million as of May 5, 2017 and February 3, 2017, respectively. As of May 5, 2017 and February 3, 2017, the Company held approximately 77.6% and 77.8%, respectively, of the outstanding equity interest in Pivotal.

The effect of changes in the Company's ownership interest in VMware, Inc., SecureWorks, and Pivotal on the Company's equity was as follows:

	Three Months Ended
	May 5, 2017	April 29, 2016
	(in millions)
Net income (loss) attributable to Dell Technologies Inc.	$(1,334)	$55
Transfers (to) from the non-controlling interests:
Increase in Dell Technologies Inc. additional paid-in-capital for equity issuances and other equity activity	160	—
Decrease in Dell Technologies Inc. additional paid-in-capital for equity issuances	(248)	—
Net transfers to non-controlling interests	(88)	—
Change from net income (loss) attributable to Dell Technologies Inc. and transfers to/from the non-controlling interests	$(1,422)	$55

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

The Company has two groups of common stock, denoted as the DHI Group Common Stock and the Class V Common Stock. The DHI Group Common Stock consists of four classes of common stock, referred to as Class A Common Stock, Class B Common Stock, Class C Common Stock, and Class D Common Stock. The DHI Group generally refers to the direct and indirect interest of Dell Technologies in all of Dell Technologies' business, assets, properties, liabilities, and preferred stock other than those attributable to the Class V Group, as well as its retained interest in the Class V Group equal to approximately 38% of the Company's economic interest in the Class V Group as of May 5, 2017. The Class V Common Stock is intended to track the economic performance of approximately 62% of the Company's economic interest in the Class V Group as of such date. As of May 5, 2017, the Class V Group consisted solely of approximately 334 million shares of VMware, Inc. common stock held by the Company. See Note 17 of the Notes to the Condensed Consolidated Financial Statements and Exhibit 99.1 to the Company's quarterly report on Form 10-Q for the quarterly period ended May 5, 2017 for more information regarding the allocation of earnings from Dell Technologies' interest in VMware, Inc. between the DHI Group and the Class V Common Stock.

For purposes of calculating earnings (loss) per share, the Company used the two-class method. As all classes of DHI Group Common Stock share the same rights in dividends, basic and diluted earnings (loss) per share are the same for each class of DHI Group Common Stock.
The following table sets forth basic and diluted earnings (loss) per share for each of the periods presented:

	Three Months Ended
	May 5, 2017	April 29, 2016
Earnings (loss) per share attributable to Dell Technologies Inc. - basic:
Continuing operations - Class V Common Stock - basic	$0.57	$—
Continuing operations - DHI Group - basic	$(2.57)	$(1.05)
Discontinued operations - DHI Group - basic	$—	$1.18

Earnings (loss) per share attributable to Dell Technologies Inc. - diluted:
Continuing operations - Class V Common Stock - diluted	$0.56	$—
Continuing operations - DHI Group - diluted	$(2.57)	$(1.05)
Discontinued operations - DHI Group - diluted	$—	$1.18

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table sets forth the computation of basic and diluted earnings (loss) per share for each of the periods presented:

	Three Months Ended
	May 5, 2017	April 29, 2016
	(in millions)
Numerator: Continuing operations - Class V Common Stock
Net income from continuing operations attributable to Class V Common Stock - basic	$118	$—
Incremental dilution from VMware, Inc. attributable to Class V Common Stock (a)	(2)	—
Net income from continuing operations attributable to Class V Common Stock - diluted	$116	$—

Numerator: Continuing operations - DHI Group
Net loss from continuing operations attributable to DHI Group - basic	$(1,452)	$(424)
Incremental dilution from VMware, Inc. attributable to DHI Group (a)	(1)	—
Net loss from continuing operations attributable to DHI Group - diluted	$(1,453)	$(424)

Numerator: Discontinued operations - DHI Group
Income from discontinued operations, net of income taxes - basic and diluted	$—	$479

Denominator: Class V Common Stock weighted-average shares outstanding
Weighted-average shares outstanding - basic	207	—
Dilutive effect of options, restricted stock units, restricted stock, and other (b)	—	—
Weighted-average shares outstanding - diluted	207	—
Weighted-average shares outstanding - antidilutive (b)	—	—

Denominator: DHI Group weighted-average shares outstanding
Weighted-average shares outstanding - basic	566	405
Dilutive effect of options, restricted stock units, restricted stock, and other	—	—
Weighted-average shares outstanding - diluted	566	405
Weighted-average shares outstanding - antidilutive (c)	37	54
____________________

(a)
The incremental dilution from VMware, Inc. represents the impact of VMware, Inc.'s dilutive securities on the diluted earnings (loss) per share of the DHI Group and the Class V Common Stock, respectively, and is calculated by multiplying the difference between VMware, Inc.'s basic and diluted earnings (loss) per share by the number of shares of VMware, Inc. Class A common stock owned by the Company.

(b)
The dilutive effect of Class V Common Stock-based incentive awards was not material to the calculation of the weighted-average Class V Common Stock shares outstanding. The antidilutive effect of these awards was also not material.

(c)
Stock-based incentive awards have been excluded from the calculation of the DHI Group's diluted earnings (loss) per share because their effect would have been antidilutive, as the Company had a net loss from continuing operations attributable to the DHI Group for the periods presented.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents a reconciliation to the consolidated net income (loss) attributable to Dell Technologies Inc.:

	Three Months Ended
	May 5, 2017	April 29, 2016
	(in millions)
Net income from continuing operations attributable to Class V Common Stock	$118	$—
Net loss from continuing operations attributable to DHI Group	(1,452)	(424)
Net loss from continuing operations attributable to Dell Technologies Inc.	(1,334)	(424)
Income from discontinued operations, net of income taxes (Note 3)	—	479
Net income (loss) attributable to Dell Technologies Inc.	$(1,334)	$55

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 17 — CAPITALIZATION

The following table summarizes the Company's authorized, issued, and outstanding common stock as of the dates indicated:

	Authorized	Issued	Outstanding
	(in millions of shares)
Common stock as of February 3, 2017
Class A	600	410	410
Class B	200	137	137
Class C	900	22	22
Class D	100	—	—
Class V	343	223	209
	2,143	792	778

Common stock as of May 5, 2017
Class A	600	410	410
Class B	200	137	137
Class C	900	22	22
Class D	100	—	—
Class V	343	223	203
	2,143	792	772

Preferred Stock — The Company is authorized to issue one million shares of preferred stock, par value $.01 per share. As of May 5, 2017, no shares of preferred stock were issued or outstanding.

Class V Common Stock and Class V Group — In connection with the EMC merger transaction, the Company authorized 343 million shares of Class V Common Stock. The Class V Common Stock is a type of common stock commonly referred to as a tracking stock, which is a class of common stock that is intended to track the economic performance of a defined set of assets and liabilities. As of May 5, 2017, the 203 million shares of outstanding Class V Common Stock were intended to track the economic performance of approximately 62% of Dell Technologies' economic interest in the Class V Group. The Class V Group as of such date consisted solely of approximately 334 million shares of VMware, Inc. common stock held by the Company. The remaining 38% economic interest in the Class V Group as of May 5, 2017 was represented by the approximately 127 million retained interest shares held by the DHI Group. The DHI Group generally refers, in addition to such retained interest, to the direct and indirect interest of Dell Technologies in all of Dell Technologies' business, assets, properties, liabilities, and preferred stock other than those attributable to the Class V Group.

Repurchases of Common Stock; Treasury Stock

Class V Common Stock Repurchases — On December 13, 2016, the board of directors approved a stock repurchase program (the "Class V Group Repurchase Program") under which the Company is authorized to use assets of the Class V Group to repurchase up to $500 million of shares of Class V Common Stock over a period of six months. During the three months ended May 5, 2017, the Company repurchased 1.3 million shares of Class V Common Stock for $82 million. On February 13, 2017, the Class V Group Repurchase Program was completed.

On March 27, 2017, the board of directors approved an amendment of the Class V Group Repurchase Program (the "Extended Class V Group Repurchase Program") which authorizes the Company to use assets of the Class V Group to repurchase up to an additional $300 million of shares of Class V Common Stock over a period of an additional six months. During the three months ended May 5, 2017, the Company repurchased 4.2 million shares of Class V Common Stock for $277 million under this program. As of May 5, 2017, the Company's remaining authorized amount for share repurchases was $23 million. On May 9, 2017, subsequent to the close of the Company's fiscal quarter, the Extended Class V Group Repurchase Program was completed.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents the repurchase activity with respect to the Class V Common Stock for the three months ended May 5, 2017, and the attribution of the Class V Group between the Class V Common Stock and the DHI Group's retained interest as of the dates indicated:

	Class V Common Stock		DHI Group Retained Interest
	Shares of Class V Common Stock	Interest in Class V Group	Retained Interest Shares	Interest in Class V Group
	(in millions of shares)
As of February 3, 2017	209	62%	127	38%
Repurchases of Class V Common Stock	(6)		—
As of May 5, 2017	203	62%	127	38%

All shares of Class V Common Stock repurchased by the Company pursuant to the repurchase programs are held as treasury stock at cost. The repurchase of shares pursuant to the Class V Common Stock repurchase programs was funded from proceeds received by the Class V Group from the sale by a subsidiary of the Company of shares of Class A common stock of VMware, Inc. owned by such subsidiary, as described below under "VMware, Inc. Class A Common Stock Repurchases." Share repurchases made by VMware, Inc. of its Class A common stock from a subsidiary of the Company do not affect the determination of the respective interests of the Class V Common Stock and the DHI Group in the Class V Group. See Exhibit 99.1 to the Company's quarterly report on Form 10-Q for the quarterly period ended May 5, 2017 for more information regarding Unaudited Attributed Financial Information for the Class V Group.

VMware, Inc. Class A Common Stock Repurchases — On December 15, 2016, the Company entered into a stock purchase agreement with VMware, Inc. (the "December 2016 Stock Purchase Agreement"), pursuant to which VMware, Inc. agreed to repurchase for cash $500 million of shares of VMware, Inc. Class A common stock from a subsidiary of the Company. During the three months ended May 5, 2017, VMware, Inc. repurchased 1.4 million shares. On February 15, 2017, the sale transaction under the December 2016 Stock Purchase Agreement was completed. VMware, Inc. repurchased a total of 6.2 million shares under this agreement. The Company applied the proceeds from the sale to the repurchase of shares of its Class V Common Stock under the Class V Group Repurchase Program described above. All shares repurchased under VMware, Inc.'s stock repurchase programs are retired.

In January 2017, VMware, Inc.'s board of directors authorized the repurchase of up to an additional $1.2 billion of shares of VMware, Inc. Class A common stock (the "January 2017 Authorization") through the end of Fiscal 2018. On March 29, 2017, the Company entered into a new stock purchase agreement with VMware, Inc. (the "March 2017 Stock Purchase Agreement"), pursuant to which VMware, Inc. repurchased for cash $300 million of shares of VMware, Inc. Class A common stock from a subsidiary of the Company. The proceeds from the sale were applied by the Company to the repurchase of shares of the Class V Common Stock under the Extended Class V Group Repurchase Program described above.

During the three months ended May 5, 2017, VMware, Inc. received an initial delivery of approximately 2.7 million shares of Class A common stock with a value of $240 million for $300 million in cash. On May 10, 2017, subsequent to the close of the Company's fiscal quarter, the sale transaction under the March 2017 Stock Purchase Agreement was completed, and VMware, Inc. received an additional 0.7 million shares. The total of 3.4 million shares repurchased by VMware, Inc. under the March 2017 Stock Purchase Agreement was based on the volume-weighted average per share price of the Class A common stock as reported on the New York Stock Exchange during a specified reference period, less a discount of 3.5% from that volume-weighted average per share price. This repurchase was pursuant to the January 2017 Authorization. As of May 5, 2017, the cumulative authorized amount remaining for share repurchases by VMware, Inc. under the January 2017 Authorization was $900 million.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 18 — REDEEMABLE SHARES

Awards under the Company's stock incentive plans include certain rights that allow the holder to exercise a put feature for the underlying Class A or Class C Common Stock after a six-month holding period following the issuance of such common stock that requires the Company to purchase the stock at its fair market value. Accordingly, these awards and common stock are subject to reclassification from equity to temporary equity, and the Company determines the award amounts to be classified as temporary equity as follows:

•
For stock options to purchase Class C Common Stock subject to service requirements, the intrinsic value of the option is multiplied by the portion of the option for which services have been rendered. Upon exercise of the option, the amount in temporary equity represents the fair value of the Class C Common Stock.

•
For stock appreciation rights, restricted stock units ("RSUs"), or shares of restricted common stock ("RSAs"), any of which stock award types are subject to service requirements, the fair value of the share is multiplied by the portion of the shares for which services have been rendered.

•	For share-based arrangements that are subject to the occurrence of a contingent event, those amounts are not reclassified to temporary equity until the contingency has been satisfied.
The amount of redeemable shares classified as temporary equity as of May 5, 2017 and February 3, 2017 was $301 million and $231 million, respectively. As of May 5, 2017, the redeemable shares consisted of 1.3 million issued and outstanding unrestricted common shares, 0.6 million RSUs, 0.2 million RSAs, and 15.6 million outstanding stock options. As of February 3, 2017, the redeemable shares consisted of 1.1 million issued and outstanding unrestricted common shares, 0.4 million RSUs, 0.1 million RSAs, and 13.7 million outstanding stock options.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 19 — SEGMENT INFORMATION

The Company has three reportable segments that are based on the following business units: Client Solutions Group ("CSG"); Infrastructure Solutions Group ("ISG"); and VMware.

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents a reconciliation of net revenue by the Company's reportable segments to the Company's consolidated net revenue as well as a reconciliation of consolidated segment operating income to the Company's consolidated operating loss:

	Three Months Ended
	May 5, 2017	April 29, 2016
	(in millions)
Consolidated net revenue:
Client Solutions Group	$9,056	$8,571
Infrastructure Solutions Group	6,916	3,613
VMware	1,736	—
Reportable segment net revenue	17,708	12,184
Other businesses (a)	462	110
Unallocated transactions (b)	1	25
Impact of purchase accounting (c)	(355)	(78)
Total net revenue	$17,816	$12,241

Consolidated operating income (loss):
Client Solutions Group	$374	$385
Infrastructure Solutions Group	323	192
VMware	486	—
Reportable segment operating income	1,183	577
Other businesses (a)	3	(16)
Unallocated transactions (b)	11	(22)
Impact of purchase accounting (c)	(423)	(106)
Amortization of intangibles	(1,776)	(491)
Transaction-related expenses (d)	(191)	(57)
Other corporate expenses (e)	(307)	(24)
Total operating loss	$(1,500)	$(139)
_________________

(a)
Other businesses consist of RSA Information Security, SecureWorks, Pivotal, and Boomi offerings, and do not constitute a reportable segment, either individually or collectively, as the results of the businesses are not material to the Company's overall results and the businesses do not meet the criteria for reportable segments.

(b)	Unallocated transactions includes long-term incentives, certain short-term incentive compensation expenses, and other corporate items that are not allocated to Dell Technologies' reportable segments.

(c)	Impact of purchase accounting includes non-cash purchase accounting adjustments that are primarily related to the EMC merger transaction.

(d)	Transaction-related expenses includes acquisition, integration, and divestiture related costs.

(e)	Other corporate expenses includes severance and facility action costs as well as stock-based compensation expense.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents net revenue by business unit categories:

	Three Months Ended
	May 5, 2017	April 29, 2016
	(in millions)
Net revenue:
Client Solutions Group:
Commercial	$6,350	$6,145
Consumer	2,706	2,426
Total CSG net revenue	9,056	8,571

Infrastructure Solutions Group:
Servers and networking	3,231	3,075
Storage	3,685	538
Total ISG net revenue	6,916	3,613

VMware
Total VMware net revenue	1,736	—

Total segment net revenue	$17,708	$12,184

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 20 — SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION

The following table provides additional information on selected accounts included in the Condensed Consolidated Statements of Financial Position as of May 5, 2017 and February 3, 2017:

	May 5, 2017	February 3, 2017
	(in millions)
Inventories, net:
Production materials	$872	$925
Work-in-process	506	503
Finished goods	1,088	1,110
Total inventories, net	2,466	2,538
Other non-current liabilities:
Warranty liability	187	199
Deferred and other tax liabilities	7,726	8,607
Other	522	533
Total other non-current liabilities	$8,435	$9,339

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 21 — SUBSEQUENT EVENTS

Federal Income Taxes — In May 2017, the IRS commenced a federal income tax audit for fiscal years 2010 through 2014, which could take several years to complete. Dell believes that adequate reserves have been provided related to all matters contained in tax periods open to examination. For further discussion regarding tax matters, including the status of income tax audits, see Note 13 of the Notes to the Condensed Consolidated Financial Statements.

Other than the matters identified above, there were no known events occurring after the balance sheet date and up until the date of the issuance of this report that would materially affect the information presented herein.

ITEM 2 — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management's discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes included in the Company's annual report on Form 10-K for the fiscal year ended February 3, 2017 and the unaudited Condensed Consolidated Financial Statements included in this report. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs, and that are subject to numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied in any forward-looking statements.

Unless otherwise indicated, all results presented are prepared in a manner that complies, in all material respects, with accounting principles generally accepted in the United States of America ("GAAP"). Additionally, unless otherwise indicated, all changes identified for the current-period results represent comparisons to results for the prior corresponding fiscal period.

Unless the context indicates otherwise, references in this report to "we," "us," "our," the "Company," and "Dell Technologies" mean Dell Technologies Inc. and its consolidated subsidiaries, and references to "EMC" mean EMC Corporation and EMC Corporation's consolidated subsidiaries.

Our fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. We refer to our fiscal years ended February 2, 2018 and February 3, 2017 as "Fiscal 2018" and "Fiscal 2017" respectively. Fiscal 2017 included 53 weeks, with the extra week included in the fourth quarter of Fiscal 2017. Fiscal 2018 will include 52 weeks.

On September 7, 2016, we completed our acquisition by merger of EMC. The consolidated results of EMC are included in Dell Technologies' consolidated results for the Fiscal 2018 period presented. During Fiscal 2017, we closed the Dell Services, DSG, and ECD divestiture transactions. Accordingly, the results of operations of Dell Services, DSG, and ECD, as well as the related gains or losses on sale, have been excluded from the results of continuing operations in the periods presented in this management's discussion and analysis, except as otherwise indicated.

INTRODUCTION

Dell Technologies is a strategically aligned family of businesses that brings together the entire infrastructure from hardware to software to services — from the edge to the data center to the cloud. Dell Technologies is a leader in the traditional technology of today and a leader in the cloud-native infrastructure of tomorrow. We are a leading provider of scalable IT solutions enabling customers to be more efficient, mobile, informed, and secure. Through our recent combination with EMC, Dell Technologies now primarily encompasses our Client Solutions Group, Infrastructure Solutions Group, VMware, Inc., RSA Information Security, SecureWorks Corp., Pivotal Software, Inc. and Boomi, Inc. We are focused on providing technology solutions and services that accelerate digital transformation. We believe technology exists to drive human progress on a global scale — to create new markets, reshape industries, and improve lives. We are positioned to help customers of any size build the essential infrastructure to modernize IT and enable digital business, and are differentiated by our practical innovation and efficient, simple, and affordable solutions.

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

We are actively working on the integration of EMC acquired businesses, and our combined go-to-market initiatives. During this period of transition and integration, we remain focused on supporting our customers with outstanding solutions, products, and services. We will continue our focus on building superior customer relationships through our direct model and our network of channel partners, which includes value-added resellers, system integrators, distributors, and retailers. We also will continue investing in strategic solutions and enhancing our go-to-market sales and marketing capabilities as we seek to create a leading global technology company poised for long-term sustainable growth and innovation.

As we stay focused on our customers, we will pursue the following strategic initiatives:

•	To extend our market leading position through our Client Solutions Group and Infrastructure Solutions Group offerings, both on- and off-premises

•	To grow our strong position in IT infrastructure for cloud-native workloads, both on- and off-premises

•	To innovate with winning technology that spans and unites on- and off-premises applications and infrastructure and that enables workforce transformation required by our customers

As part of this strategy, we will continue to evaluate opportunities for strategic investments and disciplined acquisitions with a focus on emerging technology areas that are relevant to the Dell Technologies' unique family of businesses and that will complement our existing portfolio of solutions. Our investment areas include storage, software-defined networking, management and orchestration, security, machine learning and artificial intelligence, Big Data and analytics, cloud, Internet of Things, and software development operations.

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

•
Client Solutions Group (CSG) — Offerings by CSG include branded hardware, such as desktop PCs and notebooks, and branded peripherals, such as monitors, printers, and projectors. CSG also offers attached software, peripherals and services, including support and deployment, configuration, and extended warranty services.

Approximately half of CSG revenue is generated by sales to customers in the Americas, with the remaining portion derived from sales to customers in the Europe, Middle East and Africa region ("EMEA") and the Asia‑Pacific and Japan region ("APJ").

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

Approximately half of ISG revenue is generated by sales to customers in the Americas, with the remaining portion derived from sales to customers in EMEA and APJ.

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

See Note 19 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information about our other businesses.

For further discussion regarding our current reportable segments, see "Results of Operations — Business Unit Results."

Dell Financial Services

We also offer or arrange various financing options and services for our commercial and consumer customers in the United States, Canada, Europe, and Mexico through Dell Financial Services ("DFS") and its affiliates. DFS services include originating, collecting, and servicing customer receivables primarily related to the purchase of Dell Technologies products. The results of these operations are allocated to our segments based on the underlying product or service financed. For additional information about our financing arrangements, see Note 6 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Business Trends and Challenges

We are seeing an unprecedented rate of change in the IT industry. Organizations of all kinds are embracing digital technology to achieve their business objectives. Our vision is to be the essential infrastructure company and leader in end-user computing, data center infrastructure solutions, virtualization, and cloud software that our customers continue to trust and rely on for their IT solutions and transformations. We accelerate results for our customers by enabling them to be more efficient, mobile, informed, and secure.  We continue to invest in research and development, sales, and other key areas of our business to deliver superior products and solutions capabilities and to drive execution of long-term profitable growth. We believe that our results will benefit from an integrated go-to-market strategy, including enhanced coordination among the family of Dell Technologies companies, and from our differentiated products and solutions capabilities. We intend to continue to execute on our business model and seek to balance liquidity, profitability, and growth to position our company for long-term success.

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

We are also seeing increased interest in "as a service" flexible consumption models by our customers as they seek to build greater flexibility into their cost structures. We have responded to this interest by introducing various financing and consumption model offerings.

We have leading solutions in these categories through our ISG and VMware data center offerings. In addition, through our research and development efforts, we expect to develop new solutions in this rapidly changing industry that we believe will enable us to continue to provide superior solutions to our customers.

We manage our business on a U.S. dollar basis. However, we have a large global presence, generating approximately half of our revenue by sales to customers outside of the United States during the first three months of Fiscal 2018 and the first three months of Fiscal 2017. Our revenues, therefore, can be impacted by fluctuations in foreign currency exchange rates. We utilize a comprehensive hedging strategy intended to mitigate the impact of foreign currency volatility over time, and we adjust pricing when possible to further minimize foreign currency impacts. The percentage of our revenues generated in regions outside of the United States did not change substantially as a result of the EMC merger transaction.

EMC Merger Transaction

As described in Note 2 of the Notes to the Condensed Consolidated Financial Statements included in this report, on September 7, 2016, a merger subsidiary of Dell Technologies merged with and into EMC Corporation, with EMC Corporation surviving the merger as a wholly-owned subsidiary of Dell Technologies.

Pursuant to the terms of the merger agreement, upon the completion of the EMC merger transaction, each issued and outstanding share of common stock, par value $0.01 per share, of EMC (approximately 2.0 billion as of September 7, 2016) was converted into the right to receive (1) $24.05 in cash, without interest, and (2) 0.11146 validly issued, fully paid and non-assessable shares of common stock of the Company designated as Class V Common Stock, par value $0.01 per share, plus cash in lieu of any fractional shares. Shares of the Class V Common Stock were approved for listing on the New York Stock Exchange (the "NYSE") under the ticker symbol "DVMT" and began trading on September 7, 2016.

In connection with the EMC merger transaction, all principal, accrued but unpaid interest, fees, and other amounts (other than certain contingent obligations) outstanding at the effective time of the EMC merger transaction under EMC's unsecured revolving credit facility, Dell's asset-based revolving credit facility, and Dell's term facilities were substantially repaid concurrently with the closing. Further, all commitments to lend and guarantees and security interests, as applicable, in connection therewith were terminated or released. The aggregate amounts of principal, interest, and premium necessary to redeem in full the outstanding $1.4 billion in aggregate principal amount of 5.625% Senior First Lien Notes due 2020 co-issued by Dell International and Denali Finance Corp. were deposited with the trustee for such notes, and such notes were thereby satisfied and discharged, concurrently with the effective time of the EMC merger transaction. All of Dell's other outstanding senior notes and all of EMC's outstanding senior notes remained outstanding after the effective time of the EMC merger transaction in accordance with their respective terms.

Dell Technologies financed the EMC merger transaction, repayment of the foregoing indebtedness of EMC and Dell outstanding as of the closing of the EMC merger transaction, and the payment of related fees and expenses, with debt financing arrangements in an aggregate principal amount of approximately $45.9 billion, equity financing arrangements of approximately $4.4 billion, and cash on hand of approximately $7.8 billion.

See Note 2 and Note 7 to the Condensed Consolidated Financial Statements included in this report for additional information regarding the EMC merger transaction and the related financing transactions.

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

Non-GAAP product net revenue, non-GAAP services net revenue, non-GAAP net revenue, non-GAAP product gross margin, non-GAAP services gross margin, non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income, and non-GAAP net income from continuing operations, as defined by us, exclude the impact of purchase accounting, amortization of intangible assets, transaction-related expenses, other corporate expenses and, for non-GAAP net income, an aggregate adjustment for income taxes. As the excluded items have a material impact on our financial results, our management compensates for this limitation by relying primarily on our GAAP results and using non-GAAP financial measures supplementally or for projections when comparable GAAP financial measures are not available. The non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for net revenue, gross margin, operating expenses, operating income, or net income prepared in accordance with GAAP, and should be read only in conjunction with financial information presented on a GAAP basis.

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

The following is a summary of the items excluded from the most comparable GAAP financial measures to calculate our non-GAAP financial measures:

•
Impact of Purchase Accounting — The impact of purchase accounting includes purchase accounting adjustments, related to the EMC merger transaction and the acquisition of Dell Inc. by Dell Technologies Inc. on October 29, 2013, referred to as the going-private transaction, recorded under the acquisition method of accounting in accordance with the accounting guidance for business combinations. This guidance prescribes that the purchase price be allocated to assets acquired and liabilities assumed based on the estimated fair value of such assets and liabilities on the date of the transaction. Accordingly, all of the assets and liabilities acquired in the EMC merger transaction and the going-private transaction were accounted for and recognized at fair value as of the respective transaction dates, and the fair value adjustments are being amortized over the estimated useful lives in the periods following the transactions. The fair value adjustments primarily relate to deferred revenue, inventory, and property, plant, and equipment. The purchase accounting adjustments and related amortization of those adjustments are reflected in our GAAP results; however, we evaluate the operating results of the underlying businesses on a non-GAAP basis, after removing such adjustments. We believe that excluding the impact of purchase accounting provides results that are useful in understanding our current operating performance and provides more meaningful comparisons to our past operating performance.

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

•
Transaction-related Expenses — Transaction-related expenses consist of acquisition, integration, and divestiture related costs, and are expensed as incurred. These expenses primarily represent costs for legal, banking, consulting, and advisory services, as well as certain compensatory retention awards directly related to the EMC merger transaction and related integration.

•
Other Corporate Expenses — Other corporate expenses consists of severance, facility action costs, and stock-based compensation expense associated with equity awards. Severance costs are primarily related to severance and benefits for employees terminated pursuant to cost savings initiatives. Facility action costs included in the first three months of Fiscal 2018 were $79 million, and we expect to incur these costs over the next nine months as we continue to integrate owned and leased facilities and as we seek opportunities for operational efficiencies and cost savings. Other corporate expenses vary from period to period and are significantly impacted by the timing and nature of these events. Therefore, although we may incur these types of expenses in the future, we believe that eliminating these charges for purposes of calculating the non-GAAP financial measures presented below facilitates a more meaningful evaluation of our current operating performance and comparisons to our past operating performance.

•
Aggregate Adjustment for Income Taxes — The aggregate adjustment for income taxes is the estimated combined income tax effect for the adjustments described above. During the first quarter of Fiscal 2017, this category also includes tax charges of approximately $135 million on previously untaxed earnings of a foreign subsidiary that will no longer be permanently reinvested as a result of the Dell Services divestiture. The tax effects are determined based on the tax jurisdictions where the above items were incurred.

The table below presents a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP measure for each of the periods presented:

	Three Months Ended
	May 5, 2017	% Change	April 29, 2016
	(in millions, except percentages)
Product net revenue	$12,968	27%	$10,183
Non-GAAP adjustments:
Impact of purchase accounting	55		(1)
Non-GAAP product net revenue	$13,023	28%	$10,182

Services net revenue	$4,848	136%	$2,058
Non-GAAP adjustments:
Impact of purchase accounting	300		79
Non-GAAP services net revenue	$5,148	141%	$2,137

Net revenue	$17,816	46%	$12,241
Non-GAAP adjustments:
Impact of purchase accounting	355		78
Non-GAAP net revenue	$18,171	48%	$12,319

Product gross margin	$1,509	9%	$1,384
Non-GAAP adjustments:
Impact of purchase accounting	65		12
Amortization of intangibles	950		101
Transaction-related expenses	2		—
Other corporate expenses	3		1
Non-GAAP product gross margin	$2,529	69%	$1,498

Services gross margin	$2,793	245%	$809
Non-GAAP adjustments:
Impact of purchase accounting	300		77
Amortization of intangibles	—		—
Transaction-related expenses	5		(1)
Other corporate expenses	19		2
Non-GAAP services gross margin	$3,117	251%	$887

Gross margin	$4,302	96%	$2,193
Non-GAAP adjustments:
Impact of purchase accounting	365		89
Amortization of intangibles	950		101
Transaction-related expenses	7		(1)
Other corporate expenses	22		3
Non-GAAP gross margin	$5,646	137%	$2,385

	Three Months Ended
	May 5, 2017	% Change	April 29, 2016
	(in millions, except percentages)
Operating expenses	$5,802	149%	$2,332
Non-GAAP adjustments:
Impact of purchase accounting	(58)		(17)
Amortization of intangibles	(826)		(390)
Transaction-related expenses	(184)		(58)
Other corporate expenses	(285)		(21)
Non-GAAP operating expenses	$4,449	141%	$1,846

Operating loss	$(1,500)	(979)%	$(139)
Non-GAAP adjustments:
Impact of purchase accounting	423		106
Amortization of intangibles	1,776		491
Transaction-related expenses	191		57
Other corporate expenses	307		24
Non-GAAP operating income	$1,197	122%	$539

Net loss from continuing operations	$(1,383)	(226)%	$(424)
Non-GAAP adjustments:
Impact of purchase accounting	423		106
Amortization of intangibles	1,776		491
Transaction-related expenses	191		57
Other corporate expenses	307		24
Aggregate adjustment for income taxes	(733)		10
Non-GAAP net income from continuing operations	$581	120%	$264

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

The table below presents a reconciliation of EBITDA and adjusted EBITDA to net loss from continuing operations for the periods presented:

	Three Months Ended
	May 5, 2017	% Change	April 29, 2016
	(in millions, except percentages)
Net loss from continuing operations	$(1,383)	(226)%	$(424)
Adjustments:
Interest and other, net (a)	573		219
Income tax provision (benefit)	(690)		66
Depreciation and amortization	2,212		618
EBITDA	$712	49%	$479

EBITDA	$712	49%	$479
Adjustments:
Stock-based compensation expense	201		14
Impact of purchase accounting (b)	357		83
Transaction-related expenses (c)	191		57
Other corporate expenses (d)	106		10
Adjusted EBITDA	$1,567	144%	$643
________________

(a)	See "Results of Operations — Interest and Other, Net" for more information on the components of interest and other, net.

(b)	This amount includes the non-cash purchase accounting adjustments related to the EMC merger transaction and the going-private transaction.

(c)	Transaction-related expenses consist of acquisition, integration, and divestiture related costs.

(d)	Consists of severance and facility action costs.

RESULTS OF OPERATIONS

Consolidated Results

The following table summarizes our consolidated results from continuing operations for each of the periods presented. Unless otherwise indicated, all changes identified for the current-period results represent comparisons to results for the prior corresponding fiscal period.

	Three Months Ended
	May 5, 2017			April 29, 2016
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue
	(in millions, except percentages)
Net revenue:
Product	$12,968	72.8%	27%	$10,183	83.2%
Services	4,848	27.2%	136%	2,058	16.8%
Total net revenue	$17,816	100.0%	46%	$12,241	100.0%
Gross margin:
Product (a)	$1,509	11.6%	9%	$1,384	13.6%
Services (b)	2,793	57.6%	245%	809	39.3%
Total gross margin	$4,302	24.1%	96%	$2,193	17.9%
Operating expenses	$5,802	32.6%	149%	$2,332	19.1%
Operating loss	$(1,500)	(8.4)%	(979)%	$(139)	(1.1)%
Net loss from continuing operations	$(1,383)	(7.8)%	(226)%	$(424)	(3.5)%
Net loss attributable to Dell Technologies Inc.	$(1,334)	(7.5)%	NM	$55	0.4%

Other Financial Information
Non-GAAP net revenue:
Product	$13,023	71.7%	28%	$10,182	82.7%
Services	5,148	28.3%	141%	2,137	17.3%
Total non-GAAP net revenue	$18,171	100.0%	48%	$12,319	100.0%
Non-GAAP gross margin:
Product (a)	$2,529	19.4%	69%	$1,498	14.7%
Services (b)	3,117	60.5%	251%	887	41.5%
Total non-GAAP gross margin	$5,646	31.1%	137%	$2,385	19.4%
Non-GAAP operating expenses	$4,449	24.5%	141%	$1,846	15.0%
Non-GAAP operating income	$1,197	6.6%	122%	$539	4.4%
Non-GAAP net income from continuing operations	$581	3.2%	120%	$264	2.1%
EBITDA	$712	3.9%	49%	$479	3.9%
Adjusted EBITDA	$1,567	8.6%	144%	$643	5.2%

____________________

(a)	Product gross margin percentages represent product gross margin as a percentage of product net revenue, and non-GAAP product gross margin as a percentage of non-GAAP product net revenue.

(b)	Services gross margin percentages represent services gross margin as a percentage of services net revenue, and non-GAAP services gross margin as a percentage of non-GAAP services net revenue.

NM	Not meaningful.

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

As a result of the EMC merger transaction completed on September 7, 2016 and its impact on the first quarter of Fiscal 2018, our results for the fiscal periods discussed below are not directly comparable.

Overview

During the first quarter of Fiscal 2018, our net revenue and non-GAAP net revenue increased 46% and 48%, respectively. The increase in net revenue and non-GAAP net revenue was primarily attributable to revenue from the EMC acquired businesses and, to a lesser extent, an increase in revenue from CSG. The EMC merger transaction had an impact on the mix of revenue contributed by our business units. CSG net revenue represented approximately 50% of our net revenue during the first quarter of Fiscal 2018. In comparison, CSG net revenue represented a higher proportion of our revenue prior to the EMC merger transaction, accounting for approximately 70% of our net revenue during the first quarter of Fiscal 2017.

During the first quarters of Fiscal 2018 and Fiscal 2017, our operating loss was $1.5 billion and $0.1 billion, respectively. The increase in our operating loss for the first quarter of Fiscal 2018 was primarily attributable to an increase in amortization of intangible assets and purchase accounting adjustments related to the EMC merger transaction, as well as an increase in compensation and benefits expense as a result of growth in our headcount. The impact of the increase in operating expenses was partially offset by the favorable impact of gross margin from the EMC acquired businesses.

Our operating loss was impacted by purchase accounting adjustments associated with the EMC merger transaction and the going-private transaction, amortization of intangible assets, transaction-related expenses, and other corporate expenses. In aggregate, these items totaled $2.7 billion and $0.7 billion for the first quarters of Fiscal 2018 and Fiscal 2017, respectively. Excluding these adjustments, non-GAAP operating income increased 122% to $1.2 billion during the first quarter of Fiscal 2018. The increase in non-GAAP operating income in the first quarter of Fiscal 2018 was primarily attributable to the favorable impact of non-GAAP operating income from the EMC acquired businesses, particularly VMware.

Cash provided by operating activities was $0.2 billion during the first quarter of Fiscal 2018. Positive operating cash flows were driven by profitability, particularly in VMware. See "Market Conditions, Liquidity, and Capital Commitments" for further information on our cash flow metrics.

Net Revenue

During the first quarter of Fiscal 2018, our net revenue increased 46% primarily due to revenue from the EMC acquired businesses, offset partially by an increase in purchase accounting adjustments as a result of the EMC merger transaction. Our non-GAAP net revenue increased 48% during the first quarter of Fiscal 2018, primarily due to the impact from the EMC acquired businesses. An increase of 6% in CSG net revenue also contributed to higher net revenue and non-GAAP net revenue during the first quarter of Fiscal 2018, but to a lesser extent. See "Business Unit Results — Client Solutions Group" for further information.

•
Product Net Revenue — Product net revenue includes revenue from the sale of hardware products and Dell Technologies-owned software licenses. During the first quarter of Fiscal 2018, product net revenue increased 27% and non-GAAP product net revenue increased 28% primarily due to the impact from the EMC acquired businesses.

•
Services Net Revenue — Services net revenue includes revenue from our services offerings, third-party software license sales, and support services related to Dell Technologies-owned software and hardware. During the first quarter of Fiscal 2018, services net revenue increased 136% and non-GAAP services net revenue increased 141% primarily due to the impact from the EMC acquired businesses.

See "Business Unit Results" for further information regarding revenue from our products, services, and software offerings.

From a geographical perspective, net revenue generated by sales to customers in all regions increased during the first quarter of Fiscal 2018 primarily as a result of the impact from the EMC acquired businesses. Our mix of revenues generated in the Americas, EMEA, and APJ did not change substantially as a result of the EMC merger transaction.

Gross Margin

During the first quarter of Fiscal 2018, our gross margin increased 96% to $4.3 billion, and our gross margin percentage increased 620 basis points to 24.1%. The increase in our gross margin and gross margin percentage was primarily attributable to incremental gross margin from the EMC acquired businesses, which had higher gross margin percentages. This increase was partially offset by the higher impact of purchase accounting and amortization of intangibles as a result of the EMC merger transaction.

Our gross margin for Fiscal 2018 included the effect of $1.3 billion of purchase accounting adjustments and amortization of intangibles related to the EMC merger transaction and the going-private transaction. In comparison, the impact of purchase accounting and amortization of intangibles totaled $0.2 billion in the first quarter of Fiscal 2017, and in this period related only to the going-private transaction. Excluding these costs, transaction-related expenses and other corporate expenses, non-GAAP gross margin increased 137% to $5.6 billion and our non-GAAP gross margin percentage increased 1,170 basis points to 31.1%. The increase in our non-GAAP gross margin and non-GAAP gross margin percentage was primarily due to the impact from the EMC acquired businesses, which had higher gross margin percentages.

•
Products — During the first quarter of Fiscal 2018, product gross margin increased 9% to $1.5 billion, and product gross margin percentage decreased 200 basis points to 11.6%. The increase in product gross margin was driven primarily by additional product gross margin from the EMC acquired businesses, which was largely offset by an increase in amortization of intangibles related to the EMC merger transaction. The decrease in product gross margin percentage was primarily driven by an increase in amortization of intangibles and, to a lesser extent, a decrease in CSG product gross margin.

During the first quarter of Fiscal 2018, non-GAAP product gross margin increased 69% to $2.5 billion, and non-GAAP product gross margin percentage increased 470 basis points to 19.4%. The increase in non-GAAP product gross margin and non-GAAP product gross margin percentage were primarily attributable to the incremental product gross margin from the EMC acquired businesses, which had higher gross margin percentages.

•
Services — During the first quarter of Fiscal 2018, our services gross margin increased 245% to $2.8 billion, and our services gross margin percentage increased 1,830 basis points to 57.6%. The increase in services gross margin was primarily attributable to gross margin from the EMC acquired businesses. Purchase accounting adjustments totaled $0.3 billion during the first quarter of Fiscal 2018, compared to $0.1 billion during the first quarter of Fiscal 2017. Excluding these costs, transaction-related expenses and other corporate expenses, non-GAAP gross margin dollars for services increased 251% to $3.1 billion and services gross margin percentage increased 1,900 basis points to 60.5%.

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

The terms and conditions of our vendor rebate programs are largely based on product volumes and are generally negotiated either at the beginning of the annual or quarterly period, depending on the program. The timing and amount of vendor rebates and other discounts we receive under the programs may vary from period to period, reflecting changes in the competitive environment. We monitor our component costs and seek to address the effects of any changes to terms that might arise under our vendor rebate programs. Our gross margins for the first quarters of Fiscal 2018 and Fiscal 2017 were not materially affected by any changes to the terms of our vendor rebate programs, as the amounts we received under these programs were generally stable relative to our total net cost. We are not aware of any significant changes to vendor pricing or rebate programs that may impact our results in the near term.

In addition, we have pursued legal action against certain vendors and are currently involved in negotiations with other vendors regarding their past pricing practices. We have negotiated settlements with some of these vendors and may have additional settlements in future periods. These settlements are allocated to our segments based on the relative amount of affected vendor products sold by each segment. No such settlements were recorded in the first quarter of Fiscal 2018 that would have a material impact on product gross margins in the current quarter or affect comparability with product gross margin in the first quarter of Fiscal 2017.

Operating Expenses

The following table presents information regarding our operating expenses during each of the periods presented:

	Three Months Ended
	May 5, 2017			April 29, 2016
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue
	(in millions, except percentages)
Operating expenses:
Selling, general, and administrative	$4,669	26.2%	126%	$2,068	16.9%
Research and development	1,133	6.4%	329%	264	2.2%
Total operating expenses	$5,802	32.6%	149%	$2,332	19.1%

Other Financial Information
Non-GAAP operating expenses	$4,449	24.5%	141%	$1,846	15.0%

During the first quarter of Fiscal 2018, our total operating expenses increased 149%. The increase in total operating expenses was primarily due to incremental operating costs of the EMC acquired businesses. Our operating expenses include the impact of purchase accounting associated with the EMC merger transaction and the going-private transaction, amortization of intangible assets, transaction-related expenses, and other corporate expenses. In aggregate, these items totaled $1.4 billion and $0.5 billion for Fiscal 2018 and Fiscal 2017, respectively. Excluding these costs, total non-GAAP operating expenses increased 141% primarily due to the impact from the EMC acquired businesses.

•
Selling, General, and Administrative — Selling, general, and administrative ("SG&A") expenses increased 126% during the first quarter of Fiscal 2018. The increases in SG&A expenses were primarily driven by incremental operating costs of the EMC acquired businesses.

•
Research and Development — Research and development ("R&D") expenses are primarily composed of personnel-related expenses related to product development. R&D expenses were approximately 6.4% and 2.2% of net revenue for the first quarters of Fiscal 2018 and Fiscal 2017, respectively. The increases in R&D expenses were attributable to the expansion of our R&D capability through the EMC merger transaction. As our industry continues to change and as the needs of our customers evolve, we intend to support R&D initiatives to innovate and introduce new and enhanced solutions into the market.

We will continue to balance our efforts to drive cost efficiencies in the business with strategic investments in areas that will enable growth, such as our sales force, marketing, and R&D.

Operating Income/Loss

Our operating loss was $1.5 billion and $0.1 billion during the first quarters of Fiscal 2018 and Fiscal 2017, respectively. The increase in operating loss was primarily attributable to higher operating expenses, partially offset by increases in gross margin. Our operating loss includes the impact of purchase accounting associated with the EMC merger transaction and the going-private transaction, amortization of intangible assets, transaction-related expenses, and other corporate expenses. In aggregate, these items totaled $2.7 billion and $0.7 billion for the first quarters of Fiscal 2018 and Fiscal 2017, respectively. Excluding these costs, non-GAAP operating income increased 122% to $1.2 billion during Fiscal 2018. The increase in non-GAAP operating income was primarily attributable to an increase in gross margin, which was partially offset by higher operating expenses from the EMC acquired businesses.

Interest and Other, Net

The following table provides information regarding interest and other, net for each of the periods presented:

	Three Months Ended
	May 5, 2017	April 29, 2016
	(in millions)
Interest and other, net:
Investment income, primarily interest	$38	$9
Gain (loss) on investments, net	(1)	—
Interest expense	(597)	(163)
Foreign exchange	(27)	(42)
Other	14	(23)
Total interest and other, net	$(573)	$(219)

During the first quarter of Fiscal 2018, changes in interest and other, net were unfavorable by $0.4 billion, primarily due to an increase in interest expense from higher average debt balances from debt issued in connection with the EMC merger transaction. See Note 7 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information regarding our debt.

Income and Other Taxes

Our effective income tax rates for continuing operations were 33.3% and (18.4)% on pre-tax losses from continuing operations of $2.1 billion and $0.4 billion for the first quarters of Fiscal 2018 and Fiscal 2017, respectively. The change in our effective income tax rate for the first quarter of Fiscal 2018 was primarily attributable to prior year tax charges recognized in the first quarter of Fiscal 2017 relating to the divestiture of Dell Services, as well as tax benefits from charges associated with the EMC merger transaction incurred in the first quarter of Fiscal 2018, including purchase accounting adjustments, interest charges, and stock-based compensation expense. See Note 2 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information on the EMC merger transaction. The income tax rate for future quarters of Fiscal 2018 will be impacted by the actual mix of jurisdictions in which income is generated.

Our effective tax rate can fluctuate depending on the geographic distribution of our world-wide earnings, as our foreign earnings are generally taxed at lower rates than in the United States. In certain jurisdictions, our tax rate is significantly less than the applicable statutory rate as a result of tax holidays. The majority of our foreign income that is subject to these tax holidays and lower tax rates is attributable to Singapore, China, and Malaysia. A significant portion of these income tax benefits relate to a tax holiday that expires in January 2019. Our other tax holidays will expire in whole or in part during Fiscal 2019 through Fiscal 2023. Many of these tax holidays and reduced tax rates may be extended when certain conditions are met or may be terminated early if certain conditions are not met. The differences between our effective tax rate and the U.S. federal statutory rate of 35% principally resulted from the geographical distribution of taxable income discussed above and permanent differences between the book and tax treatment of certain items.  We continue to assess our business model and its impact in various taxing jurisdictions.

For further discussion regarding tax matters, including the status of income tax audits, see Note 13 and Note 21 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Net Income/Loss from Continuing Operations

During the first quarter of Fiscal 2018, net loss from continuing operations increased 226% to a net loss of $1.4 billion. The increase in net loss from continuing operations for the first quarter of Fiscal 2018 was primarily attributable to an increase in operating loss and to an increase in interest and other, net expense. The effect of these factors was partially offset by an increase in tax benefit during the period. See Note 13 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information regarding our effective tax rate.

Net loss from continuing operations for the first quarter of Fiscal 2018 included amortization of intangible assets, the impact of purchase accounting, transaction-related expenses, and other corporate expenses. Excluding these costs, non-GAAP net income from continuing operations increased 120% to $0.6 billion during the first quarter of Fiscal 2018. The increase in non-GAAP net income from continuing operations during the first quarter of Fiscal 2018 was primarily attributable to an increase in operating income, the effect of which was partially offset by an increase in interest and other, net expense.

Non-controlling Interests

During the first quarter of Fiscal 2018, net loss attributable to the non-controlling interests was $49 million. Net loss attributable to the non-controlling interests was primarily attributable to the net loss attributable to the non-controlling interest in VMware, Inc. of $45 million. During the first quarter of Fiscal 2017, Dell Technologies had an immaterial amount of non-controlling interest related to SecureWorks, which completed a registered underwritten initial public offering of its Class A common stock on April 27, 2016. For more information about our non-controlling interests, see Note 15 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Net Income/Loss Attributable to Dell Technologies Inc.

Net loss attributable to Dell Technologies Inc. represents net income/loss from continuing operations, and an adjustment for non-controlling interests, and, in Fiscal 2017, an adjustment for discontinued operations. During the first quarter of Fiscal 2018, net loss attributable to Dell Technologies Inc. was $1.3 billion, compared to a $0.1 billion net gain attributable to Dell Technologies Inc. during the first quarter of Fiscal 2017. This increase in net loss attributable to Dell Technologies Inc. was primarily attributable to an increase in net loss from continuing operations and the absence of an adjustment for income from discontinued operations. For more information regarding our discontinued operations, see Note 3 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Business Unit Results

Our reportable segments are based on the following business units: Client Solutions Group ("CSG"); Infrastructure Solutions Group ("ISG"); and VMware. A description of our three business units is provided under "Introduction." See Note 19 of the Notes to the Condensed Consolidated Financial Statements included in this report for a reconciliation of net revenue and operating income by reportable segment to consolidated net revenue and consolidated operating income, respectively.

Client Solutions Group:

The following table presents net revenue and operating income attributable to CSG for the respective periods:

	Three Months Ended
	May 5, 2017	% Change	April 29, 2016
	(in millions, except percentages)
Net Revenue:
Commercial	$6,350	3%	$6,145
Consumer	2,706	12%	2,426
Total CSG net revenue	$9,056	6%	$8,571

Operating Income:
CSG operating income	$374	(3)%	$385
% of segment net revenue	4.1%		4.5%

Net Revenue — During the first quarter of Fiscal 2018, CSG net revenue increased 6% driven by an increase in both commercial and consumer net revenue. The increase in CSG net revenue was primarily driven by an increase in units sold as we benefited from a general improvement in customer demand, which favored premium notebooks and workstations over desktops. Despite an increase in sales of our premium offerings, overall average selling prices were relatively flat over the period as we strategically managed our pricing position.

From a geographical perspective, net revenue attributable to CSG increased in APJ and the Americas during the first quarter of Fiscal 2018, while net revenue in EMEA was relatively unchanged.

Operating Income — During the first quarter of Fiscal 2018, CSG operating income as a percentage of net revenue decreased 40 basis points to 4.1%. This decrease was driven by an overall decline in our gross margin percentage due to increases in certain component costs that we were not able to fully offset through pricing. This decline in gross margin was partially offset by a reduction in operating expenses as we managed our cost position. We expect that component cost increases will continue to be challenging over the next few quarters.

Infrastructure Solutions Group:

The following table presents net revenue and operating income attributable to ISG for the respective periods:

	Three Months Ended
	May 5, 2017	% Change	April 29, 2016
	(in millions, except percentages)
Net Revenue:
Servers and networking	$3,231	5%	$3,075
Storage	3,685	585%	538
Total ISG net revenue	$6,916	91%	$3,613

Operating Income:
ISG operating income	$323	68%	$192
% of segment net revenue	4.7%		5.3%

Net Revenue — During the first quarter of Fiscal 2018, ISG net revenue increased approximately $3.3 billion, or 91%, primarily due to incremental net revenue associated with the EMC acquired storage business, which caused storage revenue to increase approximately $3.1 billion, or 585%. Revenue from servers and networking also increased 5% over the period, primarily resulting from an increase in sale of PowerEdge units, while average selling prices of PowerEdge remained relatively flat.

From a geographical perspective, during the first quarter of Fiscal 2018, ISG net revenue increased in all regions due to the incremental revenue from the EMC acquired storage business. The EMC acquired storage business operates on a world-wide basis with a geographic mix similar to that of the legacy Dell ISG business.

Operating Income — During the first quarter of Fiscal 2018, ISG operating income as a percentage of net revenue decreased 60 basis points to 4.7%. While the EMC acquired storage business contributed higher gross margin overall, we experienced gross margin pressure due to changing product mix within ISG as well as component cost inflation, which we expect to continue in the near term. ISG operating income also was affected by increased operating expenses reflecting larger investments in research and development as well as expenses incurred in connection with the discontinuation of certain products.

VMware:

The following table presents net revenue and operating income attributable to VMware for the respective periods:

	Three Months Ended
	May 5, 2017	% Change	April 29, 2016
	(in millions, except percentages)
Net Revenue:
VMware net revenue	$1,736	NA	$—

Operating Income:
VMware operating income	$486	NA	$—
% of segment net revenue	28.0%		NA

Net Revenue — VMware net revenue during the first quarter of Fiscal 2018 primarily consists of revenue from the sale of software licenses under perpetual licenses, related software maintenance and support, training, consulting services, and hosted services.

From a geographical perspective, approximately half of VMware net revenue during the first quarter of Fiscal 2018 was generated from sales to customers in the United States.

Operating Income — During the first quarter of Fiscal 2018, VMware operating income as a percentage of net revenue was 28.0%.

OTHER BALANCE SHEET ITEMS

Accounts Receivable

We sell products and services directly to customers and through a variety of sales channels, including retail distribution. Our accounts receivable, net, was $8.8 billion and $9.4 billion as of May 5, 2017 and February 3, 2017, respectively. The decrease in accounts receivable, net was primarily driven by a sequential decline in net revenue in line with normal seasonality. We maintain an allowance for doubtful accounts to cover receivables that may be deemed uncollectible. The allowance for losses is based on a provision for accounts that are collectively evaluated based on historical bad debt experience as well as specific identifiable customer accounts that are deemed at risk. As of May 5, 2017 and February 3, 2017, the allowance for doubtful accounts was $64 million and $57 million, respectively. Based on our assessment, we believe that we are adequately reserved for expected credit losses. We monitor the aging of our accounts receivable and continue to take actions to reduce our exposure to credit losses.

Dell Financial Services and Financing Receivables

Dell Financial Services, referred to as DFS, offers a wide range of financial services, including originating, collecting, and servicing customer receivables primarily related to the purchase of Dell products. Following the closing of the EMC merger transaction, DFS began offering similar financial services related to the purchase of Dell EMC and VMware products. In some cases, we originate financing activities for our commercial customers related to the purchase of third-party technology products that complement our portfolio of products and services. New financing originations, which represent the amounts of financing provided by DFS to customers for equipment and related software and services, including third-party originations, were $1.1 billion and $0.8 billion for the first quarter of Fiscal 2018 and the first quarter of Fiscal 2017, respectively. As of May 5, 2017 and February 3, 2017, our financing receivables, net were $6.0 billion and $5.9 billion, respectively.

We have securitization programs to fund revolving loans and fixed-term leases and loans through consolidated special purpose entities, referred to as SPEs, which we account for as secured borrowings. We transfer certain U.S. and European customer financing receivables to these SPEs, whose purpose is to facilitate the funding of customer receivables through financing arrangements with multi-seller conduits that issue asset-backed debt securities in the capital markets and to private investors. During the first quarters of Fiscal 2018 and Fiscal 2017, we transferred $0.9 billion and $0.6 billion to these SPEs, respectively. The structured financing debt related to all of our securitization programs included as secured borrowing was $3.5 billion and $3.1 billion as of May 5, 2017 and February 3, 2017, respectively. In addition, the carrying amount of the corresponding financing receivables was $4.0 billion and $3.6 billion as of May 5, 2017 and February 3, 2017, respectively. As a result of the EMC merger transaction, we plan to expand our existing securitization programs to allow for additional funding of customer receivables in the capital markets.
We maintain an allowance to cover expected financing receivable credit losses and evaluate credit loss expectations based on our total portfolio. For the first quarter of Fiscal 2018 and the first quarter of Fiscal 2017, the principal charge-off rate for our total portfolio was 1.8% and 2.2%, respectively. The credit quality of our financing receivables has improved in recent years due to an overall improvement in the credit environment and as the mix of high-quality commercial accounts in our portfolio has increased. We expect that trend to continue with increased commercial customer volume resulting from the EMC merger transaction. The allowance for losses is determined based on various factors, including historical and anticipated experience, past due receivables, receivable type, and customer risk profile. At May 5, 2017 and February 3, 2017, the allowance for financing receivable losses was $136 million and $143 million, respectively. In general, the loss rates on our financing receivables have improved over the periods presented.  We expect relatively stable loss rates in future periods, with movements in these rates being primarily driven by seasonality and a continued shift in portfolio composition to lower risk commercial assets. We continue to monitor broader economic indicators and their potential impact on future loss performance. We have an extensive process to manage our exposure to customer credit risk, including active management of credit lines and our collection activities. We also sell selected fixed-term financing receivables to unrelated third parties on a periodic basis, primarily to manage certain concentrations of customer credit exposure.  Based on our assessment of the customer financing receivables, we believe that we are adequately reserved.
See Note 6 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information about our financing receivables and the associated allowance.

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

Our total deferred revenue was $18.7 billion as of both May 5, 2017 and February 3, 2017. A majority of our deferred revenue as of May 5, 2017 is expected to be recognized over the next two years.

Off-Balance Sheet Arrangements
As of May 5, 2017, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition or results of operations.

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

We use derivative instruments to hedge certain foreign currency exposures. We use forward contracts and purchased options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted transactions denominated in currencies other than the U.S. dollar.  In addition, we primarily use forward contracts and may use purchased options to hedge monetary assets and liabilities denominated in a foreign currency.  See Note 8 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information about our use of derivative instruments.

We are exposed to interest rate risk related to our variable-rate debt and investment portfolio. In the normal course of business, we follow established policies and procedures to manage this risk, including monitoring of our asset and liability mix. As a result, we do not anticipate any material losses from interest rate risk.

The impact on our Condensed Consolidated Financial Statements included in this report of any credit adjustments related to our use of counterparties has been immaterial.

Liquidity and Capital Resources

To support our ongoing business operations, we rely on operating cash flows as our primary source of liquidity. We monitor the efficiency of our balance sheet to ensure that we have adequate liquidity to support our strategic initiatives. In addition to internally generated cash, we have access to other capital sources to finance our strategic initiatives and fund growth in our financing operations. As of May 5, 2017, we had $9.6 billion of total cash and cash equivalents, the majority of which was held outside of the United States. Our strategy is to deploy capital from any potential source, whether internally generated cash or debt, depending on the adequacy and availability of that source of capital and whether it can be accessed in a cost-effective manner.

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

The following table summarizes our cash and cash equivalents as well as our available borrowings as of May 5, 2017 and February 3, 2017:

	May 5, 2017	February 3, 2017
	(in millions)
Cash and cash equivalents, and available borrowings:
Cash and cash equivalents (a)	$9,554	$9,474
Remaining available borrowings under the Revolving Credit Facility	2,678	2,678
Total cash, cash equivalents, and available borrowings	$12,232	$12,152
__________________
(a) Of the $9.6 billion of cash and cash equivalents as of May 5, 2017, $3.9 billion was held by VMware, Inc.

The Revolving Credit Facility has maximum aggregate borrowings of approximately $3.2 billion. Available borrowings under the Revolving Credit Facility are reduced by draws on the facility as well as by outstanding letters of credit. As of May 5, 2017, remaining available borrowings under this facility totaled approximately $2.7 billion. These available borrowings may be used periodically for general corporate purposes.

We believe that our current cash and cash equivalents, along with cash that will be provided by future operations and borrowings expected to be available under the Revolving Credit Facility, will be sufficient over at least the next twelve months to fund our operations, capital expenditures, share repurchases, and debt service requirements.

Debt

The following table summarizes our outstanding debt as of May 5, 2017 and February 3, 2017:

	May 5, 2017	February 3, 2017
	(in millions)
Outstanding Debt:
Structured financing debt	$3,869	$3,464
Senior Secured Credit Facilities and First Lien Notes	32,074	31,638
Unsecured Notes and Debentures	2,453	2,453
Senior Notes	3,250	3,250
EMC Notes	5,500	5,500
Margin Loan Facility	2,000	—
Bridge Facilities	1,500	4,000
Other	82	51
Total debt, principal amount	50,728	50,356
Carrying value adjustments	(938)	(966)
Total debt, carrying value	$49,790	$49,390

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

During the first quarter of Fiscal 2018, we refinanced the Term Loan B Facility to reduce the interest rate margin by 0.75% and to increase the outstanding principal amount by $0.5 billion. We applied the proceeds from the Term Loan B Facility refinancing to repay $0.5 billion principal amount of the Margin Bridge Facility. Additionally, during the first quarter of Fiscal 2018, we issued the Margin Loan Facility in the principal amount of $2.0 billion, and used the proceeds of the new facility to extinguish the Margin Bridge Facility. Further, we issued an additional $0.4 billion, net, in structured financing debt to support the expansion of our financing receivables portfolio, and repaid approximately $0.1 billion principal amount of our Term Loan facilities.

Our requirements for cash to pay principal and interest have increased significantly due to the borrowings that were required to finance the EMC merger transaction. We or our affiliates, at our or their sole discretion, may purchase, redeem, prepay, refinance, or otherwise retire our outstanding indebtedness under the terms of such indebtedness at any time and from time to time, in open market or negotiated transactions with the holders of such indebtedness, or otherwise.

We balance the use of our securitization programs with working capital and other sources of liquidity to fund growth in our global financial services business. Of the $50.7 billion in outstanding principal debt as of May 5, 2017, $5.2 billion, which includes $3.9 billion in structured financing debt, is used to fund this business.

See Note 7 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information about our debt.

Cash Flows

The following table contains a summary of our Condensed Consolidated Statements of Cash Flows for the respective periods:

	Three Months Ended
	May 5, 2017	April 29, 2016
	(in millions)
Net change in cash from:
Operating activities	$240	$(63)
Investing activities	51	(60)
Financing activities	(205)	(387)
Effect of exchange rate changes on cash and cash equivalents	(6)	73
Change in cash and cash equivalents	$80	$(437)

Operating Activities — Cash provided by operating activities was $240 million during the first quarter of Fiscal 2018 and cash used by operating activity was $63 million for first quarter of Fiscal 2017. Operating cash flows during the first quarter of Fiscal 2018 were driven by profitability, primarily in VMware. The favorable impact of this profitability was partially offset by increased compensation and benefit expenses as a result of higher seasonal incentive bonus payments.

Investing Activities — Investing activities primarily consist of the maturities, sales, and purchases of investments, capital expenditures for property, plant, and equipment, and capitalized software development costs. Cash provided by investing activities was $51 million during the first quarter of Fiscal 2018 and cash used by investing activities was $60 million during the first quarter of Fiscal 2017. The change in cash from investing activities during the first quarter of Fiscal 2018 was primarily driven by maturities and sales of investments.

Financing Activities — Financing activities primarily consist of the proceeds and repayments of debt and cash used to repurchase common stock. Cash used by financing activities was $205 million during the first quarter of Fiscal 2018 and primarily reflected our repurchase of shares of Class V Common Stock under the programs described below and other shares of common stock we repurchased for tax withholdings on vesting of equity awards. This use of cash was partially offset by net proceeds of approximately $400 million of cash from the issuance of structured financing debt. In comparison, cash used in financing activities was $387 million during the first quarter of Fiscal 2017 and primarily consisted of the repayment of debt, partially offset by the issuance of common stock of SecureWorks upon the closing of the SecureWorks initial public offering. See Note 7 and Note 17 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information about our debt and share repurchase programs, respectively.

Key Performance Metrics

Our key performance metrics are net revenue, operating income, adjusted EBITDA, cash flows from operations, and cash conversion cycle. Net revenue, operating income, adjusted EBITDA, and cash flows from operations are discussed elsewhere in this report. Our cash conversion cycle is presented below.

Cash Conversion Cycle

The following table presents the components of our cash conversion cycle for the periods presented:

	Three Months Ended
	May 5, 2017	April 29, 2016
Days of sales outstanding (a)	48	41
Days of supply in inventory (b)	18	15
Days in accounts payable (c)	(108)	(113)
Cash conversion cycle (d)	(42)	(57)
__________________

(a)
Days of sales outstanding, referred to as DSO, calculates the average collection period of our receivables. DSO is based on the ending net trade receivables and the most recent quarterly non-GAAP net revenue for each period. DSO also includes the effect of product costs related to customer shipments not yet recognized as revenue that are classified in other current assets, as we believe this provides a more relevant metric that aligns with actual sales activity in the quarter, regardless of revenue recognition under GAAP. DSO is calculated by adding accounts receivable, net of allowance for doubtful accounts, and customer shipments in transit and dividing that sum by average non-GAAP net revenue per day for the current quarter (90 days for the three months ended May 5, 2017 and April 29, 2016). As of May 5, 2017, DSO and days of customer shipments not yet recognized were 44 and 4 days, respectively. As of April 29, 2016, DSO and days of customer shipments not yet recognized were 36 and 5 days, respectively.

(b)
Days of supply in inventory, referred to as DSI, measures the average number of days from procurement to sale of our products. DSI is based on ending inventory and non-GAAP cost of goods sold for each period. DSI is calculated by dividing ending inventory by average non-GAAP cost of goods sold per day for the current quarter (90 days for the three months ended May 5, 2017 and April 29, 2016).

(c)
Days in accounts payable, referred to as DPO, calculates the average number of days our payables remain outstanding before payment. DPO is based on ending accounts payable and non-GAAP cost of goods sold for each period. DPO is calculated by dividing accounts payable by average non-GAAP cost of goods sold per day for the current quarter (90 days for the three months ended May 5, 2017 and April 29, 2016).

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

The table below provides reconciliations of each non-GAAP financial measure to its most directly comparable GAAP financial measure used in calculating the DSO, DSI and DPO metrics:

	Three Months Ended
	May 5, 2017	April 29, 2016
	(in millions)
Cost of goods sold	$13,514	$10,048
Non-GAAP adjustments:
Impact of purchase accounting	(10)	(11)
Amortization of intangibles	(950)	(101)
Transaction-related expenses	(7)	1
Other corporate expenses	(22)	(3)
Non-GAAP cost of goods sold	$12,525	$9,934

For the three months ended May 5, 2017, changes in our cash conversion cycle were unfavorable by 15 days when compared to the three months ended April 29, 2016. This was primarily driven by the acquisition of EMC, which had a negative impact across all three components. We experienced a five day decrease in DPO, primarily driven by supplier payments terms of the EMC acquired businesses. A seven day increase in DSO was primarily driven by differences in collections management from the EMC acquired businesses. A three day increase in DSI was primarily the result of the longer inventory cycle associated with the EMC acquired product lines. We are continuing the integration of the EMC acquired businesses and, as a result, our supplier arrangements, collection activities, and operating cycles will continue to evolve. We believe our business model allows us to maintain an efficient cash conversion cycle, which compares favorably with that of others in our industry.

Capital Commitments

Capital Expenditures — During the first quarters of Fiscal 2018 and Fiscal 2017, we spent $245 million and $92 million, respectively, on property, plant, and equipment. These expenditures were primarily incurred in connection with our global expansion efforts and infrastructure investments made to support future growth. Product demand, product mix, and the use of contract manufacturers, as well as ongoing investments in operating and information technology infrastructure, influence the level and prioritization of our capital expenditures. Aggregate capital expenditures for Fiscal 2018, which will be primarily related to infrastructure investments and strategic initiatives, are currently expected to total approximately $1.3 billion.

Repurchases of Common Stock

Class V Common Stock Repurchases — On December 13, 2016, the board of directors approved a stock repurchase program under which we are authorized to use assets of the Class V Group to repurchase up to $500 million of shares of Class V Common Stock over a period of six months. During the first quarter of Fiscal 2018, we repurchased 1.3 million shares of Class V Common Stock for $82 million, and on February 13, 2017, the stock repurchase program was completed.

On March 27, 2017, the board of directors approved an amendment of the stock repurchase program which authorizes us to use assets of the Class V Group to repurchase up to an additional $300 million of shares of Class V Common Stock over a period of an additional six months. During the first quarter of Fiscal 2018, we repurchased 4.2 million shares of Class V Common Stock for $277 million under the extended stock repurchase program. As of May 5, 2017, our remaining authorized amount for share repurchases was $23 million.

VMware, Inc. Class A Common Stock Repurchases — On December 15, 2016, we entered into a stock purchase agreement with VMware, Inc., pursuant to which VMware, Inc. agreed to repurchase for cash $500 million of shares of VMware, Inc. Class A common stock from a subsidiary of Dell Technologies. During the first quarter of Fiscal 2018, VMware, Inc. repurchased 1.4 million shares, and on February 15, 2017, the sale transaction under the stock purchase agreement was completed.

During January 2017, VMware, Inc.'s board of directors authorized the repurchase of up to an additional $1.2 billion of shares of VMware, Inc. Class A common stock through the end of Fiscal 2018. On March 29, 2017, we entered into a stock purchase agreement with VMware, Inc., pursuant to which VMware, Inc. repurchased for cash $300 million of shares of VMware, Inc.

Class A common stock from a subsidiary of Dell Technologies. The proceeds from the sale were applied to the repurchase of shares of our Class V Common Stock under the stock repurchase program described above.

During the first quarter of Fiscal 2018, VMware, Inc. received an initial delivery of approximately 2.7 million shares of Class A common stock with a value of $240 million for $300 million in cash. On May 10, 2017, the sale transaction under the stock purchase agreement was completed and VMware, Inc. received an additional 0.7 million shares. This repurchase was pursuant to the January 2017 authorization. As of May 5, 2017, the cumulative authorized amount remaining for share repurchases by VMware, Inc. under the January 2017 authorization was $900 million.

For more information regarding share repurchase programs, see Note 17 of the Notes to the Condensed Consolidated Financial Statements included in this report, and "Part II — Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds."

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

As of May 5, 2017, we had $2.7 billion, $0.3 billion, and $0.4 billion in purchase obligations for Fiscal 2018, Fiscal 2019, and Fiscal 2020 and thereafter, respectively.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk affecting us, see "Part II — Item 7A — Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended February 3, 2017. Our exposure to market risks has not changed materially from that set forth in our Annual Report.

ITEM 4 — CONTROLS AND PROCEDURES
This report includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 under the Securities Exchange Act of 1934 (the "Exchange Act"). See Exhibits 31.1 and 31.2 filed with this report. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 5, 2017. Based on that evaluation, our management has concluded that our disclosure controls and procedures were effective as of May 5, 2017.

Changes in Internal Control over Financial Reporting

On September 7, 2016, we completed our acquisition by merger of EMC Corporation as described elsewhere in this report. We continue to integrate policies, processes, people, technology, and operations relating to this transaction, and will continue to evaluate the impact of any related changes to our internal control over financial reporting. Except for any changes related to the integration of EMC, there were no changes in our internal control over financial reporting during the fiscal quarter ended May 5, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS
The information required by this item is incorporated herein by reference to the information set forth under the caption "Legal Matters" in Note 12 of the Notes to the Condensed Consolidated Financial Statements included in "Part I — Item 1 — Financial Statements."

ITEM 1A — RISK FACTORS

In addition to the other information set forth in this report, the factors discussed in "Part I — Item 1A — Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended February 3, 2017 could materially affect our business, financial condition, or operating results. The risks described in our Annual Report on Form 10-K and our subsequent SEC reports are not the only risks facing us.  There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that also may materially adversely affect our business, operating results, financial condition, or prospects.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

From February 4, 2017 through May 5, 2017, we issued to certain employees a total of 283,505 shares of our Class C Common Stock for an aggregate purchase price of approximately $4 million pursuant to exercises of stock options granted under the Dell Technologies Inc. 2013 Stock Incentive Plan, the Dell Technologies Inc. 2012 Long-Term Incentive Plan, and the Dell Inc. Amended and Restated 2002 Long-Term Plan. The foregoing transactions were effected in reliance on the exemption from registration under the Securities Act of 1933 afforded by Rule 701 thereunder as transactions pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule.

Purchases of Equity Securities

On September 7, 2016, our board of directors approved a stock repurchase program (the "DHI Group Repurchase Program") that authorizes us to use assets of the DHI Group to repurchase up to $1.0 billion of shares of our Class V Common Stock over a two-year period beginning on September 7, 2016. On December 13, 2016, our board of directors approved the suspension of the DHI Group Repurchase Program until such time as the board of directors authorizes the reinstatement of that program. On the same date, our board of directors approved a stock repurchase program (the "Class V Group Repurchase Program") that authorizes us to use assets of the Class V Group to repurchase up to $500 million of shares of our Class V Common Stock over a period of six months. On March 27, 2017, our board of directors approved an amendment of the Class V Group Repurchase Program to authorize us to use assets of the Class V Group to repurchase up to an additional $300 million of shares of our Class V Common Stock over a period of an additional six months. We may repurchase shares under the programs through open market purchases, block trades, or accelerated or other structured share repurchase programs. The following table sets forth information regarding our repurchases of shares of Class V Common Stock during the first quarter of Fiscal 2018 and the remaining authorized amount of future repurchases under the programs.

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in millions, except average price paid per share)
Repurchases from February 4, 2017 to March 3, 2017	1	$65.04	1	$676
Repurchases from March 4, 2017 to March 31, 2017 (a)	—	$—	—	$976
Repurchases from April 1, 2017 to May 5, 2017 (b)	5	$65.37	5	$699
Total	6	$65.30	6
____________________

(a)
As described above, on March 27, 2017, our board of directors approved an amendment of the Class V Group Repurchase Program to authorize the Company to use assets of the Class V Group to repurchase up to an additional $300 million of shares of our Class V Common Stock over a period of an additional six months.

(b)
As of May 5, 2017, the approximate dollar value of shares that may yet be purchased included $676 million authorized through the DHI Group Repurchase Program and $23 million authorized through the extended Class V Group Repurchase Program.

ITEM 6 — EXHIBITS

Exhibits — See Index to Exhibits immediately following the signature page to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELL TECHNOLOGIES INC.

By:	/s/ MAYA MCREYNOLDS
Maya McReynolds
Senior Vice President, Corporate Finance and
Chief Accounting Officer
(On behalf of registrant and as principal accounting officer)

Date: June 9, 2017

INDEX TO EXHIBITS

Exhibit Number	Description
10.1
First Refinancing and Incremental Facility Amendment, dated as of March 8, 2017, among Denali Intermediate Inc., Dell Inc., Dell International L.L.C., EMC Corporation, Credit Suisse AG, Cayman Islands Branch, as Term Loan B Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A., as Term Loan A/Revolver Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K of Dell Technologies Inc. filed with the Securities and Exchange Commission on March 9, 2017) (Commission File No. 001-37867).

31.1†
Certification of Michael S. Dell, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†
Certification of Thomas W. Sweet, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1††
Certifications of Michael S. Dell, Chairman and Chief Executive Officer, and Thomas W. Sweet, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1†	Unaudited Attributed Financial Information for Class V Group.
101 .INS†	XBRL Instance Document.
101 .SCH†	XBRL Taxonomy Extension Schema Document.
101 .CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.
101 .DEF†	XBRL Taxonomy Extension Definition Linkbase Document.
101 .LAB†	XBRL Taxonomy Extension Label Linkbase Document.
101 .PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Filed with this report.
††	Furnished with this report.