Form 10-Q
period 2017-08-04
Dell Technologies Inc
filed 2017-09-08
CIK 1571996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 4, 2017
or
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

As of September 5, 2017, there were 772,774,772 shares of the registrant's common stock outstanding, consisting of 203,140,570 outstanding shares of Class V Common Stock, 409,659,013 outstanding shares of Class A Common Stock, 136,986,858 outstanding shares of Class B Common Stock, and 22,988,331 outstanding shares of Class C Common Stock.

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

DELL TECHNOLOGIES INC.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in millions; unaudited)

	August 4, 2017	February 3, 2017
ASSETS
Current assets:
Cash and cash equivalents	$9,213	$9,474
Short-term investments	2,015	1,975
Accounts receivable, net	9,716	9,420
Short-term financing receivables, net	3,473	3,222
Inventories, net	2,594	2,538
Other current assets	5,194	4,144
Total current assets	32,205	30,773
Property, plant, and equipment, net	5,400	5,653
Long-term investments	4,022	3,802
Long-term financing receivables, net	3,199	2,651
Goodwill	39,407	38,910
Intangible assets, net	31,580	35,053
Other non-current assets	1,681	1,364
Total assets	$117,494	$118,206
LIABILITIES, REDEEMABLE SHARES, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$7,686	$6,329
Accounts payable	16,916	14,422
Accrued and other	6,798	7,119
Short-term deferred revenue	10,726	10,265
Total current liabilities	42,126	38,135
Long-term debt (Note 7)	41,374	43,061
Long-term deferred revenue	8,878	8,431
Other non-current liabilities	7,847	9,339
Total liabilities	100,225	98,966
Commitments and contingencies (Note 12)
Redeemable shares (Note 18)	333	231
Stockholders' equity:
Common stock and capital in excess of $.01 par value (Note 17)	20,095	20,199
Treasury stock at cost	(1,136)	(752)
Accumulated deficit	(7,805)	(5,609)
Accumulated other comprehensive loss	(207)	(595)
Total Dell Technologies Inc. stockholders’ equity	10,947	13,243
Non-controlling interests	5,989	5,766
Total stockholders' equity	16,936	19,009
Total liabilities, redeemable shares, and stockholders' equity	$117,494	$118,206

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	August 4, 2017	July 29, 2016	August 4, 2017	July 29, 2016
Net revenue:
Products	$14,355	$10,961	$27,323	$21,144
Services	4,944	2,119	9,792	4,177
Total net revenue	19,299	13,080	37,115	25,321
Cost of net revenue:
Products	12,378	9,495	23,837	18,294
Services	2,112	1,249	4,167	2,498
Total cost of net revenue	14,490	10,744	28,004	20,792
Gross margin	4,809	2,336	9,111	4,529
Operating expenses:
Selling, general, and administrative	4,695	2,023	9,364	4,091
Research and development	1,093	246	2,226	510
Total operating expenses	5,788	2,269	11,590	4,601
Operating income (loss)	(979)	67	(2,479)	(72)
Interest and other, net	(545)	(349)	(1,118)	(568)
Loss from continuing operations before income taxes	(1,524)	(282)	(3,597)	(640)
Income tax provision (benefit)	(546)	(20)	(1,236)	46
Net loss from continuing operations	(978)	(262)	(2,361)	(686)
Income from discontinued operations, net of income taxes (Note 3)	—	834	—	1,313
Net income (loss)	(978)	572	(2,361)	627
Less: Net loss attributable to non-controlling interests	(32)	(1)	(81)	(1)
Net income (loss) attributable to Dell Technologies Inc.	$(946)	$573	$(2,280)	$628

Earnings (loss) per share attributable to Dell Technologies Inc. - basic:
Continuing operations - Class V Common Stock - basic	$0.83	$—	$1.40	$—
Continuing operations - DHI Group - basic	$(1.97)	$(0.64)	$(4.53)	$(1.69)
Discontinued operations - DHI Group - basic	$—	$2.06	$—	$3.24

Earnings (loss) per share attributable to Dell Technologies Inc. - diluted:
Continuing operations - Class V Common Stock - diluted	$0.82	$—	$1.38	$—
Continuing operations - DHI Group - diluted	$(1.97)	$(0.64)	$(4.54)	$(1.69)
Discontinued operations - DHI Group - diluted	$—	$2.06	$—	$3.24

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions; unaudited)

	Three Months Ended		Six Months Ended
	August 4, 2017	July 29, 2016	August 4, 2017	July 29, 2016
Net income (loss)	$(978)	$572	$(2,361)	$627

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	397	(37)	450	42
Available-for-sale investments:
Change in unrealized gains	19	—	47	—
Reclassification adjustment for net losses realized in net income (loss)	2	—	3	—
Net change in market value of investments	21	—	50	—
Cash flow hedges:
Change in unrealized gains (losses)	(141)	58	(157)	(107)
Reclassification adjustment for net losses included in net income (loss)	70	27	49	81
Net change in cash flow hedges	(71)	85	(108)	(26)

Total other comprehensive income (loss), net of tax expense (benefit) of $0 and $(6), respectively, and $15 and $5, respectively	347	48	392	16
Comprehensive income (loss), net of tax	(631)	620	(1,969)	643
Less: Net loss attributable to non-controlling interests	(32)	(1)	(81)	(1)
Less: Other comprehensive income attributable to non-controlling interests	1	—	4	—
Comprehensive income (loss) attributable to Dell Technologies Inc.	$(600)	$621	$(1,892)	$644

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited; continued on next page)

	Six Months Ended
	August 4, 2017	July 29, 2016
Cash flows from operating activities:
Net income (loss)	$(2,361)	$627
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,354	1,321
Stock-based compensation expense	409	34
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	42	47
Deferred income taxes	(1,556)	(1,619)
Provision for doubtful accounts — including financing receivables	77	45
Net gain on sale of businesses	(26)	—
Amortization of debt issuance costs	90	24
Other	173	26
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(229)	(380)
Financing receivables	(657)	(74)
Inventories	(171)	171
Other assets	(1,136)	127
Accounts payable	2,444	1,232
Deferred revenue	898	286
Accrued and other liabilities	(295)	(52)
Change in cash from operating activities	2,056	1,815
Cash flows from investing activities:
Investments:
Purchases	(2,260)	(8)
Maturities and sales	2,058	18
Capital expenditures	(561)	(235)
Proceeds from sale of facilities, land, and other assets	—	19
Capitalized software development costs	(187)	—
Collections on purchased financing receivables	10	25
Acquisition of businesses, net	(223)	—
Asset acquisitions, net	(86)	—
Asset dispositions, net	(41)	—
Other	—	(40)
Change in cash from investing activities	(1,290)	(221)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued; in millions; unaudited)

	Six Months Ended
	August 4, 2017	July 29, 2016
Cash flows from financing activities:
Payment of dissenting shares obligation	—	(446)
Proceeds from the issuance of common stock of subsidiaries	80	100
Repurchases of DHI Group Common Stock	(2)	(2)
Repurchases of Class V Common Stock	(422)	—
Issuance of common stock under employee plans	1	—
Payments for debt issuance costs	(5)	(15)
Proceeds from debt	4,776	2,148
Repayments of debt	(5,309)	(2,638)
Repurchases for tax withholdings on vesting of equity awards	(194)	(2)
Other	—	6
Change in cash from financing activities	(1,075)	(849)
Effect of exchange rate changes on cash and cash equivalents	48	52
Change in cash and cash equivalents	(261)	797
Cash and cash equivalents at beginning of the period, including amounts held for sale	9,474	6,576
Cash and cash equivalents at end of the period	9,213	7,373
Less: Cash included in current assets held for sale	—	147
Cash and cash equivalents from continuing operations	$9,213	$7,226

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions; unaudited; continued on next page)

	Common Stock and Capital in Excess of Par Value				Treasury Stock
	DHI Group		Class V Common Stock		DHI Group		Class V Common Stock
	Issued Shares	Amount	Issued Shares	Amount	Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Dell Technologies Stockholders' Equity	Non-Controlling Interests		Total Stockholders' Equity
Balances as of February 3, 2017	569	$10,158	223	$10,041	—	$(10)	14	$(742)	$(5,609)	$(595)	$13,243	$5,766		$19,009
Adjustment for adoption of accounting standard (Note 1)	—	—	—	—	—	—	—	—	84	—	84	—		84
Net loss	—	—	—	—	—	—	—	—	(2,280)	—	(2,280)	(81)		(2,361)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	450	450	—		450
Investments, net change	—	—	—	—	—	—	—	—	—	46	46	4		50
Cash flow hedges, net change	—	—	—	—	—	—	—	—	—	(108)	(108)	—		(108)
Issuance of common stock	1	(14)	—	—	—	—	—	—	—	—	(14)	—		(14)
Stock-based compensation expense	—	58	—	—	—	—	—	—	—	—	58	353		411
Treasury stock repurchases	—	—	—	—	—	(2)	6	(382)	—	—	(384)	—		(384)
Revaluation of redeemable shares	—	(102)	—	—	—	—	—	—	—	—	(102)	—		(102)
Impact from equity transactions of non-controlling interests	—	(46)	—	—	—	—	—	—	—	—	(46)	(53)		(99)
Balances as of August 4, 2017	570	$10,054	223	$10,041	—	$(12)	20	$(1,124)	$(7,805)	$(207)	$10,947	$5,989	—	$16,936

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions; unaudited; continued)

	DHI Group Common Stock and Capital in Excess of Par Value		Treasury Stock
	Issued Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Dell Technologies Stockholders' Equity	Non-Controlling Interests	Total Stockholders' Equity
Balances as of January 29, 2016	405	$5,727	—	$—	$(3,937)	$(324)	$1,466	$—	$1,466
Net loss	—	—	—	—	628	—	628	(1)	627
Foreign currency translation adjustments	—	—	—	—	—	42	42	—	42
Cash flow hedges, net change	—	—	—	—	—	(26)	(26)	—	(26)
Stock-based compensation expense	—	30	—	—	—	—	30	3	33
Treasury stock repurchases	—	—	—	(2)	—	—	(2)	—	(2)
Revaluation of redeemable shares	—	(73)	—	—	—	—	(73)	—	(73)
Impact from equity transactions of non-controlling interests	—	—	—	—	—	—	—	124	124
Balances as of July 29, 2016	405	$5,684	—	$(2)	$(3,309)	$(308)	$2,065	$126	$2,191

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

Basis of Presentation — The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes filed with the U.S. Securities and Exchange Commission ("SEC") in the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2017. These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of Dell Technologies Inc. (individually and together with its consolidated subsidiaries, the "Company" or "Dell Technologies") as of August 4, 2017 and February 3, 2017, the results of its operations and corresponding comprehensive income (loss) for the three and six months ended August 4, 2017 and July 29, 2016, as well as its cash flows for the six months ended August 4, 2017 and July 29, 2016.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and the accompanying Notes. Actual results could differ materially from those estimates. The results of operations and comprehensive income (loss) for the three and six months ended August 4, 2017 and July 29, 2016 and cash flows for the six months ended August 4, 2017 and July 29, 2016 are not necessarily indicative of the results to be expected for the full fiscal year or for any other fiscal period.

The Company's fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. The fiscal year ended February 3, 2017 ("Fiscal 2017") was a 53-week period while the fiscal year ending February 2, 2018 ("Fiscal 2018") will be a 52-week period.

As a result of the EMC merger transaction completed on September 7, 2016, the Company's results of operations, comprehensive income (loss), and cash flows for the fiscal periods reflected in these Condensed Consolidated Financial Statements are not directly comparable. The results of the businesses acquired in the EMC merger transaction are included in the consolidated results of Dell Technologies for the three and six months ended August 4, 2017, but are not included in the consolidated results of Dell Technologies for the three and six months ended July 29, 2016. The Dell Technologies unaudited Condensed Consolidated Statements of Financial Position reflect the full consolidation of EMC's assets and liabilities as of both August 4, 2017 and February 3, 2017.

Unless the context indicates otherwise, references in these Notes to the Condensed Consolidated Financial Statements to "VMware" mean the VMware reportable segment, which reflects the operations of VMware, Inc. (NYSE: VMW) within Dell Technologies. See Exhibit 99.1 filed with the Company's quarterly report on Form 10-Q for the quarterly period ended August 4, 2017 for information on the differences between VMware reportable segment results and VMware, Inc. results.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Reclassifications — The amounts presented for the three and six months ended July 29, 2016 are different from those previously reported on Form 10-Q for the quarterly period ended July 29, 2016 because the Company reclassified an immaterial amount of net income from discontinued operations to continuing operations to reflect the updated terms of the applicable divestitures referred to above as the result of continued negotiations and finalization of terms of the sale.

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

In August 2015, the FASB approved a one-year deferral of the effective date of this standard. Public entities are required to adopt the new standard for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The new revenue standard may be applied retrospectively to each prior period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings (modified retrospective method). The Company currently expects to adopt this standard retrospectively to each prior period presented for the fiscal year beginning February 3, 2018.

While the Company is currently evaluating the financial and system impacts that the new standard will have on the Consolidated Financial Statements, the Company expects that unearned license revenue related to the sale of software licenses and related deliverables will decline upon adoption. Currently, the Company defers revenue for certain software arrangements due to the absence of vendor specific objective evidence ("VSOE") of fair value for all or a portion of the deliverables. Under the new standard, the Company will no longer be required to establish VSOE of fair value in order to account for elements in an arrangement as separate units of accounting, and will be able to record revenue upon satisfaction of each performance obligation. Additionally, the Company expects the new standard to have an impact on the way the transaction price is allocated for certain non-standard warranties. The new standard is expected to result in more of the aggregate transaction price related to the non-standard warranty being recorded as revenue upon delivery of the underlying product, because the Company will no longer defer revenue based on the separately stated price of the non-standard warranty provided under the contract. The Company continues to make progress in assessing the impacts of the standard on the Consolidated Financial Statements and will continue to evaluate the impact of any changes to the standard or interpretations should they become available.

Recognition and Measurement of Financial Assets and Financial Liabilities — In January 2016, the FASB issued amended guidance that addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Public entities must adopt the new guidance for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The amended guidance requires changes in the fair value of equity investments to be recognized through net income, rather than other comprehensive income. Adoption of the standard will be applied through a cumulative one-time adjustment to retained earnings. For the Company’s equity investments without readily determinable fair values, the Company expects to elect the measurement alternative to record those investments at cost, less impairment, and adjusted by observable price changes on a prospective basis. The impact of the standard on the Consolidated Statements of Income (Loss) will depend on the relative changes in market price of the equity investments, although the impact is currently expected to be immaterial.

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Measurement of Credit Losses on Financial Instruments — In June 2016, the FASB issued amended guidance which replaces the current incurred loss impairment methodology for measurement of credit losses on financial instruments with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for fiscal periods beginning after December 15, 2018. The Company is currently evaluating the impact that the standard will have on the Consolidated Financial Statements.

Classification of Certain Cash Receipts and Cash Payments — In August 2016, the FASB issued amended guidance on the presentation and classification of eight specific cash flow issues with the objective of reducing existing diversity in practice. Public entities must adopt the new guidance for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. Companies should reflect any adjustments on a retrospective basis, if practicable; otherwise, adoption is required to be applied as of the earliest date practicable. The Company will adopt this standard during the fiscal quarter ending May 4, 2018, and will apply adjustments retrospectively to each prior period presented on the Condensed Consolidated Statements of Cash Flows for that period. The Company is currently evaluating the impact of the standard, and other than certain reclassifications on the Consolidated Statements of Cash Flows, it is not expected to have a material impact on the Consolidated Financial Statements.

Simplifying the Test for Goodwill Impairment — In January 2017, the FASB issued amended guidance to simplify the subsequent measurement of goodwill by removing Step 2 of the goodwill impairment test. Instead, under the amendments in the new guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. Public entities must adopt the new guidance in fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact of the new guidance, but does not expect that the standard will have an impact on its Consolidated Financial Statements.

Derivatives and Hedging — In August 2017, the FASB issued amended guidance that will make more financial and non-financial hedging strategies eligible for hedge accounting. The amended guidance changes how companies assess effectiveness, and also amends the presentation and disclosure requirements. The guidance is intended to simplify the application of hedge accounting and increase transparency as to the scope and results of hedging programs. Immediate early adoption is permitted in any interim or annual period. The mandatory effective date for calendar year-end public companies is January 1, 2019. The Company is currently evaluating the impact that the new guidance will have on the Consolidated Financial Statements.

Recently Adopted Accounting Pronouncements

Improvements to Employee Share-Based Payment Accounting — In March 2016, the FASB issued amended guidance on the accounting for employee share-based payments, including the accounting for income taxes and forfeitures, classification of awards as either equity or liabilities, and classification of cash flows. The Company adopted this guidance at the beginning of Fiscal 2018. In accordance with the new guidance, excess tax benefits or deficiencies for stock-based compensation are now reflected as a component of the provision for income taxes on the Consolidated Statements of Income (Loss), whereas they were previously recorded as additional paid-in capital. The Company has elected to continue to estimate expected forfeitures. Additionally, the Company now presents excess tax benefits as an operating activity rather than a financing activity on the Consolidated Statements of Cash Flows, while the cash flows related to employee taxes paid for withheld shares are presented as a financing activity with prior periods adjusted accordingly. The adoption of the amended guidance did not have a material impact on the Consolidated Financial Statements. The prospective impact of the new standard will depend on the Company's stock price at the vesting or exercise dates of the awards and the number of awards that vest or are exercised in each period, but the Company does not expect the impact to be material in future periods.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Intra-Entity Transfers of Assets Other Than Inventory — In October 2016, the FASB issued amended guidance on the accounting for income taxes. The new guidance requires companies to recognize the income tax effects of intra-entity asset transfers, other than transfers of inventory, when the transfer occurs instead of when the asset is sold to a third party. The new guidance should be applied on a modified-retrospective basis with the cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company early adopted this guidance at the beginning of Fiscal 2018.  At adoption, approximately $84 million was reclassified from other non-current liabilities to retained earnings, resulting in a net credit to retained earnings.

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Assets Acquired and Liabilities Assumed — The EMC merger transaction has been accounted for as a business combination under the acquisition method of accounting. The cumulative impact of any subsequent changes resulting from the facts and circumstances that existed as of the transaction date will be adjusted in the reporting period in which the adjustment amount is determined. The Company's purchase accounting is substantially complete. The following table summarizes, as of August 4, 2017, the preliminary purchase price allocation to the assets acquired and the liabilities assumed in the EMC merger transaction (in millions):

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

	Three Months Ended	Six Months Ended
	July 29, 2016	July 29, 2016
	(in millions, except per share amounts)
Total net revenue	$18,562	$35,767
Net loss attributable to Dell Technologies Inc.	$(1,158)	$(2,542)

Earnings (loss) per share attributable to Dell Technologies Inc. - basic (a):
Continuing operations - Class V Common Stock	$0.66	$1.05
Continuing operations - DHI Group	$(2.28)	$(4.87)

Earnings (loss) per share attributable to Dell Technologies Inc. - diluted (a):
Continuing operations - Class V Common Stock	$0.66	$1.05
Continuing operations - DHI Group	$(2.28)	$(4.87)
____________________

(a)
For purposes of calculating pro forma earnings (loss) per share, the Company used the two-class method. Earnings are allocated between the Class V Common Stock and the DHI Group on a basis consistent with historical earnings (loss) per share.

The pro forma information for the three and six months ended July 29, 2016 combines the Company's historical results for the three and six months ended July 29, 2016 and EMC's historical results for the three and six months ended June 30, 2016. The historical results have been adjusted in the pro forma information to give effect to items that are (a) directly attributable to the EMC merger transaction, (b) factually supportable, and (c) expected to have a continuing impact on the combined company's results. The pro forma information is presented for informational purposes only. The unaudited pro forma results include the elimination of non-recurring transaction and integration costs of $81 million and $144 million, respectively, for the three and six months ended July 29, 2016. The pro forma information does not purport to represent what the combined company's results of operations or financial condition would have been had the EMC merger transaction actually occurred on the date indicated, and does not purport to project the combined company's results of operations for any future period or as of any future date.

Acquisitions by VMware, Inc.

During the three months ended August 4, 2017, VMware, Inc. completed the acquisitions of Wavefront and Apteligent, Inc., which were not material to the Condensed Consolidated Financial Statements. These acquisitions are a part of VMware's strategy to accelerate the development of VMware Inc.'s Cloud services and other technologies. The aggregate purchase price for the two acquisitions was $323 million, inclusive of the fair value of the Company's existing investment in Wavefront of $69 million and cash acquired of $35 million. The aggregate purchase price included $36 million of identifiable intangible assets and $238 million of goodwill that is not expected to be deductible for tax purposes. The identifiable intangible assets primarily relate to purchased technology, with estimated useful lives of five years. The fair value of assumed unvested equity attributable to post-combination services was $37 million and will be expensed over the remaining requisite service periods on a straight-line basis. The estimated fair value of the stock options assumed by the Company was determined using the Black-Scholes option pricing model.

Prior to the closing of the acquisition, Dell Technologies, including VMware, Inc., held an ownership interest in Wavefront. Upon completion of the step acquisition, Dell Technologies recognized a $45 million gain in interest and other, net for the remeasurement of its ownership interest to fair value. The gain recognized on the step acquisition is not expected to be taxable.

The Company has not presented pro forma results of operations for the foregoing acquisitions because they are not material to the Company's consolidated results of operations, financial position, or cash flows.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 3 — DISCONTINUED OPERATIONS

Dell Inc. ("Dell") entered into a definitive agreement with NTT Data International L.L.C. to divest substantially all of Dell Services, and on November 2, 2016, the parties closed substantially all of the transaction. Dell Inc. entered into a definitive agreement with Francisco Partners and Elliot Management Corporation to divest substantially all of DSG, and on October 31, 2016, the parties closed the transaction. EMC, a subsidiary of the Company, entered into a definitive agreement with OpenText Corporation to divest the Dell EMC Enterprise Content Division, and on January 23, 2017, the parties closed the transaction. Upon closing of the respective transactions, the Company entered into transition services agreements with NTT Data International L.L.C., Francisco Partners and Elliot Management, and OpenText Corporation pursuant to which the Company provides various administrative services on an interim transitional basis. Transition services may be provided for up to one year, with an option to renew after that period. The Company also entered into various commercial agreements with NTT Data International L.L.C., Francisco Partners and Elliot Management, and OpenText Corporation that include reseller agreements for certain offerings.

In accordance with applicable accounting guidance, the Company reclassified the financial results of Dell Services, DSG, and ECD as discontinued operations in the Condensed Consolidated Statements of Income (Loss) for the relevant periods. The following table presents key financial results of Dell Services and DSG included in "Income from discontinued operations, net of income taxes" for the three and six months ended July 29, 2016:

	Three Months Ended July 29, 2016			Six Months Ended July 29, 2016
	Dell Services (b)	DSG	Total	Dell Services (b)	DSG	Total
	(in millions)
Net revenue	$664	$321	$985	$1,310	$642	$1,952
Cost of net revenue	513	85	598	1,032	175	1,207
Operating expenses	95	239	334	206	488	694
Interest and other, net	—	(7)	(7)	—	7	7
Income (loss) from discontinued operations before income taxes	56	(10)	46	72	(14)	58
Income tax benefit (a)	(455)	(333)	(788)	(918)	(337)	(1,255)
Income from discontinued operations, net of income taxes	$511	$323	$834	$990	$323	$1,313
____________________

(a)
The tax benefit for Dell Services and DSG for the three and six months ended July 29, 2016 was primarily due to the Company's determination that it could no longer assert permanent reinvestment in the outside basis of the entities that would be divested.

(b)	See Note 1 of the Notes to the Condensed Consolidated Financial Statements for additional information on reclassifications from previously reported amounts.

Cash flows from the Company's discontinued operations are included in the accompanying Condensed Consolidated Statements of Cash Flows. The significant cash flow items from Dell Services and DSG for the six months ended July 29, 2016 were as follows:

	Six Months Ended July 29, 2016
	Dell Services	DSG	Total
	(in millions)
Depreciation and amortization (a)	$32	$66	$98
Capital expenditures	$47	$15	$62
____________________

(a)	Depreciation and amortization ceased upon determination that Dell Services and DSG had met the criteria for discontinued operations reporting as of March 27, 2016 and June 19, 2016, respectively.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 4 — FAIR VALUE MEASUREMENTS

The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of August 4, 2017 and February 3, 2017:

	August 4, 2017 (a)				February 3, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(in millions)
Assets:
Cash and cash equivalents:
Money market funds	$4,853	$—	$—	$4,853	$4,866	$—	$—	$4,866
Municipal obligations	—	—	—	—	—	3	—	3
U.S. and foreign corporate debt securities	—	183	—	183	—	—	—	—
U.S. government and agencies	—	45	—	45	—	—	—	—
Foreign government and agencies	—	3	—	3	—	—	—	—
Debt securities:
U.S. government and agencies	658	412	—	1,070	444	470	—	914
U.S. corporate	—	1,893	—	1,893	—	1,800	—	1,800
Foreign	—	2,332	—	2,332	—	2,083	—	2,083
Municipal obligations	—	—	—	—	—	352	—	352
Asset-backed securities	—	—	—	—	—	4	—	4
Equity and other securities	224	2	—	226	169	—	—	169
Derivative instruments	—	125	—	125	—	205	—	205
Total assets	$5,735	$4,995	$—	$10,730	$5,479	$4,917	$—	$10,396
Liabilities:
Derivative instruments	$—	$180	$—	$180	$—	$64	$—	$64
Total liabilities	$—	$180	$—	$180	$—	$64	$—	$64
____________________
(a) The Company did not transfer any securities between levels during the six months ended August 4, 2017.

The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value:

Money Market Funds — The Company's investment in money market funds that are classified as cash equivalents hold underlying investments with a weighted average maturity of 90 days or less and are recognized at fair value. The valuations of these securities are based on quoted prices in active markets for identical assets, when available, or pricing models whereby all significant inputs are observable or can be derived from or corroborated by observable market data. The Company reviews security pricing and assesses liquidity on a quarterly basis. As of August 4, 2017, the Company's U.S. portfolio had no material exposure to money market funds with a fluctuating net asset value.

Equity and Other Securities — The majority of the Company's investments in equity and other securities that are measured at fair value on a recurring basis consist of strategic investments in publicly traded companies. The valuation of these securities is based on quoted prices in active markets.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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

As of August 4, 2017 and February 3, 2017, the Company held strategic investments of $516 million and $455 million, respectively. These investments are accounted for under the cost method and are not included in the recurring fair value table above. Investments accounted for under the cost method are recorded at cost initially, which approximates fair value. Subsequently, if there is an indicator of impairment, the impairment is recognized. In evaluating these investments for impairment, the Company uses inputs including pre- and post-money valuations of recent financing events and the impact of those on its fully diluted ownership percentages, as well as other available information regarding the issuer's historical and forecasted performance. As these investments are early-stage companies which are not publicly traded, it is not practicable for the Company to reliably estimate the fair value of these investments.

Carrying Value and Estimated Fair Value of Outstanding Debt — The following table summarizes the carrying value and estimated fair value of the Company's outstanding debt as described in Note 7 of the Notes to the Condensed Consolidated Financial Statements, including the current portion, as of the dates indicated:

	August 4, 2017		February 3, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in billions)
Senior Secured Credit Facilities	$10.9	$11.2	$11.4	$11.7
First Lien Notes	$19.7	$22.3	$19.7	$21.8
Unsecured Notes and Debentures	$2.3	$2.5	$2.3	$2.5
Senior Notes	$3.1	$3.5	$3.1	$3.5
EMC Notes	$5.5	$5.3	$5.5	$5.4
Margin Loan Facility	$2.0	$2.0	$—	$—
Bridge Facilities	$1.5	$1.5	$4.0	$4.0

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

	August 4, 2017				February 3, 2017
	Cost	Unrealized Gain	Unrealized (Loss)	Carrying Value	Cost	Unrealized Gain	Unrealized (Loss)	Carrying Value
	(in millions)
Investments:
U.S. government and agencies	$441	$—	$—	$441	$231	$—	$—	$231
U.S. corporate debt securities	670	—	(1)	669	651	—	(1)	650
Foreign debt securities	906	—	(1)	905	743	—	(1)	742
Municipal obligations	—	—	—	—	348	—	—	348
Asset-backed securities	—	—	—	—	4	—	—	4
Total short-term investments	2,017	—	(2)	2,015	1,977	—	(2)	1,975
U.S. government and agencies	632	—	(3)	629	689	—	(6)	683
U.S. corporate debt securities	1,227	2	(5)	1,224	1,164	—	(14)	1,150
Foreign debt securities	1,430	2	(5)	1,427	1,356	—	(15)	1,341
Municipal obligations	—	—	—	—	4	—	—	4
Equity and other securities (a)	667	75	—	742	604	22	(2)	624
Total long-term investments	3,956	79	(13)	4,022	3,817	22	(37)	3,802
Total investments	$5,973	$79	$(15)	$6,037	$5,794	$22	$(39)	$5,777
____________________

(a)
The majority of equity and other securities are strategic investments accounted for under the cost method, while the remainder are investments that are measured at fair value on a recurring basis. See Note 4 of the Notes to the Condensed Consolidated Financial Statements for additional information on investments measured at fair value on a recurring basis.

The Company's investments in debt securities are classified as available-for-sale securities, which are carried at fair value. As of August 4, 2017, all investments in an unrealized loss position have been in a continuous unrealized loss position for less than 12 months.

The maturities of debt securities held at August 4, 2017 are as follows:

	Amortized Cost	Carrying Value
	(in millions)
Due within one year	$2,017	$2,015
Due after 1 year through 5 years	3,219	3,209
Due after 5 years through 10 years	70	71
Total	$5,306	$5,295

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 6 — FINANCIAL SERVICES

The Company offers or arranges various financing options and services for its business and consumer customers in North America, Europe, Australia, and New Zealand through Dell Financial Services and its affiliates (collectively, "DFS"). The key activities of DFS include the origination, collection, and servicing of customer receivables primarily related to the purchase of Dell Technologies' products and services. New financing originations, which represent the amounts of financing provided by DFS to customers for equipment and related software and services, including third-party originations, were $1.6 billion and $1.0 billion for three months ended August 4, 2017 and July 29, 2016, respectively, and $2.7 billion and $1.9 billion for the six months ended August 4, 2017 and July 29, 2016, respectively.

In June 2017, as part of the global expansion of Dell Technologies' captive financing model, the Company purchased a portfolio of customer fixed-term financing receivables totaling approximately $89 million from Bank of Queensland. Bank of Queensland was previously the Company's preferred financing partner in Australia and New Zealand.

The Company's financing receivables are aggregated into the following categories:

•
Revolving loans — Revolving loans offered under private label credit financing programs provide qualified customers with a revolving credit line for the purchase of products and services offered by Dell Technologies. These private label credit financing programs are referred to as Dell Preferred Account ("DPA") and Dell Business Credit ("DBC"). The DPA product is primarily offered to individual consumer customers, and the DBC product is primarily offered to small and medium-sized commercial customers. Revolving loans in the United States bear interest at a variable annual percentage rate that is tied to the prime rate. Based on historical payment patterns, revolving loan transactions are typically repaid within twelve months on average.

•
Fixed-term sales-type leases and loans — The Company enters into sales-type lease arrangements with customers who seek lease financing. Leases with business customers have fixed terms of generally two to four years. Future maturities of minimum lease payments as of August 4, 2017 were as follows: Fiscal 2018 (remaining six months) - $1,121 million; Fiscal 2019 - $1,552 million; Fiscal 2020 - $949 million; Fiscal 2021 - $354 million; Fiscal 2022 and beyond - $96 million. The Company also offers fixed-term loans to qualified small businesses, large commercial accounts, governmental organizations, educational entities, and certain individual consumer customers. These loans are repaid in equal payments including interest and have defined terms of generally three to five years.

The following table summarizes the components of the Company's financing receivables segregated by portfolio segment as of August 4, 2017 and February 3, 2017:

	August 4, 2017			February 3, 2017
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total
	(in millions)
Financing receivables, net:
Customer receivables, gross	$899	$5,385	$6,284	$1,009	$4,530	$5,539
Allowances for losses	(81)	(54)	(135)	(91)	(52)	(143)
Customer receivables, net	818	5,331	6,149	918	4,478	5,396
Residual interest	—	523	523	—	477	477
Financing receivables, net	$818	$5,854	$6,672	$918	$4,955	$5,873
Short-term	$818	$2,655	$3,473	$918	$2,304	$3,222
Long-term	$—	$3,199	$3,199	$—	$2,651	$2,651

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following tables summarize the changes in the allowance for financing receivable losses for the respective periods:

	Three Months Ended
	August 4, 2017			July 29, 2016
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total
	(in millions)
Allowance for financing receivable losses:
Balances at beginning of period	$85	$51	$136	$107	$58	$165
Charge-offs, net of recoveries	(20)	(5)	(25)	(23)	(2)	(25)
Provision charged to income statement	16	8	24	16	—	16
Balances at end of period	$81	$54	$135	$100	$56	$156

	Six Months Ended
	August 4, 2017			July 29, 2016
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total
	(in millions)
Allowance for financing receivable losses:
Balances at beginning of period	$91	$52	$143	$118	$58	$176
Charge-offs, net of recoveries	(42)	(8)	(50)	(48)	(5)	(53)
Provision charged to income statement	32	10	42	30	3	33
Balances at end of period	$81	$54	$135	$100	$56	$156

The following table summarizes the aging of the Company's customer financing receivables, gross, including accrued interest, as of August 4, 2017 and February 3, 2017, segregated by class:

	August 4, 2017				February 3, 2017
	Current	Past Due 1 — 90 Days	Past Due > 90 Days	Total	Current	Past Due 1 — 90 Days	Past Due > 90 Days	Total
	(in millions)
Revolving — DPA	$639	$58	$23	$720	$715	$66	$27	$808
Revolving — DBC	154	20	5	179	175	22	4	201
Fixed-term — Consumer and Commercial	4,539	787	59	5,385	3,994	506	30	4,530
Total customer receivables, gross	$5,332	$865	$87	$6,284	$4,884	$594	$61	$5,539

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Credit Quality

The following table summarizes customer receivables, gross, including accrued interest, by credit quality indicator segregated by class, as of August 4, 2017 and February 3, 2017. The categories shown in the table below segregate customer receivables based on the relative degrees of credit risk. The credit quality indicators for DPA revolving accounts are measured primarily as of each quarter-end date, while all other indicators are generally updated on a periodic basis.

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

	August 4, 2017				February 3, 2017
	Higher	Mid	Lower	Total	Higher	Mid	Lower	Total
	(in millions)
Revolving — DPA	$132	$220	$368	$720	$136	$244	$428	$808
Revolving — DBC	$46	$56	$77	$179	$61	$60	$80	$201
Fixed-term — Consumer and Commercial (a)	$2,770	$1,668	$947	$5,385	$2,232	$1,428	$870	$4,530
____________________

(a)
During the three months ended May 5, 2017, the Company modified its credit scoring methodology for fixed-term financing receivables in response to changes in its go-to-market strategy. This methodology has been modified to a single, consistent, and comparable model across all fixed-term product customers. In connection with this change, the Company has recategorized existing fixed-term customers and has recast prior period credit quality categories to align with the current period presentation.

Structured Financing Debt

The Company maintains programs which facilitate the funding of financing receivables in the capital markets in the United States, Canada, and Europe. The Company's total structured financing debt, which is collateralized by financing receivables, was $4.1 billion and $3.5 billion as of August 4, 2017 and February 3, 2017, respectively, under the following programs:

•
Securitization Programs — The Company maintains securitization programs in the United States and Europe. The securitization programs in the United States include the fixed-term lease and loan securitization program and the revolving loan securitization program. The outstanding balance of debt under these U.S. programs was $1.4 billion and $1.5 billion as of August 4, 2017 and February 3, 2017, respectively. This debt is collateralized solely by the U.S. financing receivables in the programs. The debt has a variable interest rate and the duration of this debt is based on the terms of the underlying financing receivables. As of August 4, 2017, the total debt capacity related to the U.S. securitization programs was $2.1 billion. The Company enters into interest swap agreements to effectively convert the portion of its structured financing debt from a floating rate to a fixed rate. See Note 8 of the Notes to the Condensed Consolidated Financial Statements for additional information about interest rate swaps.

The Company's U.S. securitization programs became effective on October 29, 2013. The revolving program, which was extended during the third quarter of Fiscal 2017, is effective for four and one-half years beginning October 29, 2013. The fixed-term program, which was extended during the second quarter of Fiscal 2018, is effective for four and one-half years beginning October 29, 2013.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company established a securitization program in Europe for fixed-term leases and loans. This program became effective on January 13, 2017, and is effective for two years. The outstanding balance of debt under this program was $373 million as of August 4, 2017, and the total debt capacity related to the securitization program was $712 million.

The securitization programs contain standard structural features related to the performance of the securitized receivables which include defined credit losses, delinquencies, average credit scores, and minimum collection requirements. In the event one or more of these criteria are not met and the Company is unable to restructure the program, no further funding of receivables will be permitted and the timing of the Company's expected cash flows from over-collateralization will be delayed. As of August 4, 2017, these criteria were met.

•
Fixed-Term Securitization Programs — The Company periodically issues asset-backed debt securities under fixed-term securitization programs to private investors. As of August 4, 2017 and February 3, 2017, the associated debt balance of these securities was $1.8 billion and $1.4 billion, respectively. The asset-backed debt securities are collateralized solely by the U.S. fixed-term financing receivables in the offerings, which are held by SPEs, as discussed below. The interest rate on these securities is fixed and ranges from 0.42% to 3.61%, and the duration of these securities is based on the terms of the underlying financing receivables.

•
Other Structured Financing Programs — In connection with the Company's international financing operations, the Company has entered into revolving structured financing debt programs related to its fixed-term lease and loan products sold in Canada and Europe. The aggregate outstanding balances of the Canadian and European revolving structured loans as of August 4, 2017 and February 3, 2017 were $446 million and $382 million, respectively. As of August 4, 2017, the Canadian program, which was extended during the fiscal year ended February 3, 2017, had a total debt capacity of $175 million. This program is effective for two years, beginning on April 15, 2016, and is collateralized solely by the Canadian financing receivables. The European program, which was extended during the first quarter of Fiscal 2016, is now effective for four years, beginning on December 23, 2013. The program is collateralized solely by the European financing receivables and had a total debt capacity of $356 million as of August 4, 2017.

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

The following table shows financing receivables held by the consolidated VIEs as of the respective dates:

	August 4, 2017	February 3, 2017
	(in millions)
Financing receivables held by consolidated VIEs, net:
Short-term, net	$2,440	$2,227
Long-term, net	1,790	1,381
Financing receivables held by consolidated VIEs, net	$4,230	$3,608

Financing receivables transferred via securitization through SPEs were $1.0 billion and $0.8 billion for the three months ended August 4, 2017 and July 29, 2016, respectively, and $1.9 billion and $1.4 billion for the six months ended August 4, 2017 and July 29, 2016, respectively.

Some of the SPEs have entered into financing arrangements with multi-seller conduits that, in turn, issue asset-backed debt securities in the capital markets. The structured financing debt outstanding, which is collateralized by the financing receivables held by the consolidated VIEs, was $3.6 billion and $3.1 billion as of August 4, 2017 and February 3, 2017, respectively. The Company's risk of loss related to securitized receivables is limited to the amount by which the Company's right to receive collections for assets securitized exceeds the amount required to pay interest, principal, and fees and expenses related to the asset-backed securities. The Company provides credit enhancement to the securitization in the form of over-collateralization.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Financing Receivable Sales

To manage certain concentrations of customer credit exposure, the Company may sell selected fixed-term financing receivables to unrelated third parties on a periodic basis. The amount of financing receivables sold was $228 million and $98 million for the six months ended August 4, 2017 and July 29, 2016, respectively.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 7 — DEBT

The following table summarizes the Company's outstanding debt as of the dates indicated:

	August 4, 2017	February 3, 2017
	(in millions)
Secured Debt
Structured financing debt	$4,050	$3,464
Senior Secured Credit Facilities:
3.74% Term Loan B Facility due September 2023	5,460	4,987
3.24% Term Loan A-1 Facility due December 2018	69	600
3.49% Term Loan A-2 Facility due September 2021	3,778	3,876
3.24% Term Loan A-3 Facility due December 2018	1,800	1,800
2.78% Revolving Credit Facility due September 2021	—	375
First Lien Notes:
3.48% due June 2019	3,750	3,750
4.42% due June 2021	4,500	4,500
5.45% due June 2023	3,750	3,750
6.02% due June 2026	4,500	4,500
8.10% due June 2036	1,500	1,500
8.35% due June 2046	2,000	2,000
Unsecured Debt
Unsecured Notes and Debentures:
5.65% due April 2018	500	500
5.875% due June 2019	600	600
4.625% due April 2021	400	400
7.10% due April 2028	300	300
6.50% due April 2038	388	388
5.40% due September 2040	265	265
Senior Notes:
5.875% due June 2021	1,625	1,625
7.125% due June 2024	1,625	1,625
EMC Notes:
1.875% due June 2018	2,500	2,500
2.650% due June 2020	2,000	2,000
3.375% due June 2023	1,000	1,000
Other
3.56% Margin Loan Facility due April 2022	2,000	—
2.53% Margin Bridge Facility due September 2017	—	2,500
2.99% VMware Note Bridge Facility due September 2017	1,500	1,500
Other	86	51
Total debt, principal amount	$49,946	$50,356
Unamortized discount, net of unamortized premium	(281)	(284)
Debt issuance costs	(605)	(682)
Total debt, carrying value	$49,060	$49,390
Total short-term debt, carrying value	$7,686	$6,329
Total long-term debt, carrying value	$41,374	$43,061

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

During the three months ended May 5, 2017, the Company refinanced the Term Loan B Facility to reduce the interest rate margin by 0.75% and to increase the outstanding principal amount by $500 million. The Company applied the proceeds from the Term Loan B Facility refinancing to repay $500 million principal amount of the Margin Bridge Facility, without premium or penalty, and accrued and unpaid interest thereon. Additionally, during the three months ended May 5, 2017, the Company issued the Margin Loan Facility in the principal amount of $2.0 billion, and used the proceeds of the new facility to repay the Margin Bridge Facility, without premium or penalty. Further, during the six months ended August 4, 2017, the Company repaid approximately $0.6 billion principal amount of its term loan facilities, repaid $0.4 billion, net, under the Revolving Credit Facility, and issued an additional $0.6 billion, net, in structured financing debt to support the expansion of its financing receivables portfolio.

Senior Secured Credit Facilities — At the closing of the EMC merger transaction on September 7, 2016, the Company entered into a credit agreement that provides for senior secured credit facilities (the "Senior Secured Credit Facilities") in the aggregate principal amount of $17.6 billion comprising (a) term loan facilities and (b) a senior secured Revolving Credit Facility, which includes capacity for up to $0.5 billion of letters of credit and for borrowings of up to $0.4 billion under swing-line loans. As of August 4, 2017, available borrowings under the Revolving Credit Facility totaled $3.1 billion. The Senior Secured Credit Facilities provide that the borrowers have the right at any time, subject to customary conditions, to request incremental term loans or incremental revolving commitments.

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

EMC Notes — On September 7, 2016, EMC had outstanding $2.5 billion aggregate principal amount of its 1.875% Notes due June 2018, $2.0 billion aggregate principal amount of its 2.650% Notes due June 2020, and $1.0 billion aggregate principal amount of its 3.375% Notes due June 2023 (collectively, the "EMC Notes"). Interest on these borrowings is payable semiannually. The EMC Notes remain outstanding following the closing of the EMC merger transaction.

Margin Loan Facility — During the three months ended May 5, 2017, the Company issued the Margin Loan Facility in an aggregate principal amount of $2.0 billion. VMW Holdco LLC, a wholly-owned subsidiary of EMC, is the borrower under the Margin Loan Facility, which is secured by 60 million shares of Class B common stock of VMware, Inc. and 20 million shares of Class A common stock of VMware, Inc. Loans under the Margin Loan Facility bear interest at a rate per annum payable, at the borrower's option, either at (a) a base rate plus 1.25% per annum or (b) a LIBOR-based rate plus 2.25% per annum. Interest under the Margin Loan Facility is payable quarterly.

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

During the three months ended May 5, 2017, the Company separately applied the proceeds from the Term Loan B Facility refinancing and the issuance of the Margin Loan Facility to repay the Margin Bridge Facility, without premium or penalty.

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

The VMware Note Bridge Facility has no amortization. The borrower is required to prepay outstanding borrowings under the VMware Note Bridge Facility with 100% of the net cash proceeds of any asset sale or other disposition of the pledged VMware, Inc. promissory notes. The borrower may voluntarily repay outstanding loans under the VMware Note Bridge Facility at any time without premium or penalty, other than customary "breakage" costs, subject to certain minimum threshold amounts for prepayment. For more information regarding the VMware Note Bridge Facility see Note 21 of the Notes to the Condensed Consolidated Financial Statements.

Structured Financing Debt — As of August 4, 2017 and February 3, 2017, the Company had $4.1 billion and $3.5 billion, respectively, in outstanding structured financing debt, which was primarily related to the fixed-term lease and loan securitization programs and the revolving loan securitization programs. See Note 6 and Note 8 of the Notes to the Condensed Consolidated Financial Statements for further discussion of the structured financing debt and the interest rate swap agreements that hedge a portion of that debt.

Unsecured Notes and Debentures — The Company has unsecured notes and debentures (collectively, the "Unsecured Notes and Debentures") that were issued prior to the acquisition of Dell by Dell Technologies Inc. Interest on these borrowings is payable semiannually.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Aggregate Future Maturities — As of August 4, 2017, aggregate future maturities of the Company's debt were as follows:

	Maturities by Fiscal Year
	2018 (remaining six months)	2019	2020	2021	2022	Thereafter	Total
	(in millions)
Structured Financing Debt	$1,653	$1,827	$422	$117	$30	$1	$4,050
Senior Secured Credit Facilities and First Lien Notes	125	2,169	4,198	336	7,302	16,977	31,107
Unsecured Notes and Debentures	—	500	600	—	400	953	2,453
Senior Notes and EMC Notes	—	2,500	—	2,000	1,625	2,625	8,750
Margin Loan Facility	—	—	—	—	—	2,000	2,000
Bridge Facility	1,500	—	—	—	—		1,500
Other	18	10	5	27	—	26	86
Total maturities, principal amount	3,296	7,006	5,225	2,480	9,357	22,582	49,946
Associated carrying value adjustments	(3)	(29)	(45)	(1)	(217)	(591)	(886)
Total maturities, carrying value amount	$3,293	$6,977	$5,180	$2,479	$9,140	$21,991	$49,060

Covenants and Unrestricted Net Assets — The credit agreement for the Senior Secured Credit Facilities contain customary negative covenants that generally limit the ability of Denali Intermediate Inc., a wholly-owned subsidiary of Dell Technologies ("Dell Intermediate"), Dell, and Dell's and Denali Intermediate's other restricted subsidiaries to incur debt, create liens, make fundamental changes, enter into asset sales, make certain investments, pay dividends or distribute or redeem certain equity interests, prepay or redeem certain debt, and enter into certain transactions with affiliates. The indenture governing the Senior Notes contains customary negative covenants that generally limit the ability of Denali Intermediate, Dell, and Dell's and Denali Intermediate's other restricted subsidiaries to incur additional debt or issue certain preferred shares, pay dividends on or make other distributions in respect of capital stock or make other restricted payments, make certain investments, sell or transfer certain assets, create liens on certain assets to secure debt, consolidate, merge, sell, or otherwise dispose of all or substantially all assets, enter into certain transactions with affiliates, and designate subsidiaries as unrestricted subsidiaries. The negative covenants under such credit agreements and indenture are subject to certain exceptions, qualifications, and "baskets." The indentures governing the First Lien Notes, the Unsecured Notes and Debentures, and the EMC Notes variously impose limitations, subject to specified exceptions, on creating certain liens, entering into sale and lease-back transactions, and entering into certain asset sales. As of August 4, 2017, the Company had certain consolidated subsidiaries that were designated as unrestricted subsidiaries for all purposes of the applicable credit agreements and the indentures governing the First Lien Notes and the Senior Notes. The foregoing credit agreements and indentures contain customary events of default, including failure to make required payments, failure to comply with covenants, and the occurrence of certain events of bankruptcy and insolvency.

The Term Loan A-1 Facility, the Term Loan A-2 Facility, the Term Loan A-3 Facility, and the Revolving Credit Facility are subject to a first lien net leverage ratio covenant that is tested at the end of each fiscal quarter of Dell with respect to Dell's preceding four fiscal quarters. The Company was in compliance with all financial covenants as of August 4, 2017.

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

The Company's objective is to offset gains and losses resulting from these exposures with gains and losses on the derivative contracts used to hedge the exposures, thereby reducing volatility of earnings and protecting the fair values of assets and liabilities. For derivatives designated as cash flow hedges, the Company assesses hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative and recognizes any ineffective portion of the hedge in earnings as a component of interest and other, net. Hedge ineffectiveness recognized in earnings was not material during the three and six months ended August 4, 2017 and July 29, 2016.

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

During the three and six months ended August 4, 2017 and July 29, 2016, the Company did not discontinue any cash flow hedges related to foreign exchange contracts that had a material impact on the Company's results of operations due to the probability that the forecasted cash flows would not occur.

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Notional Amounts of Outstanding Derivative Instruments

The notional amounts of the Company's outstanding derivative instruments were as follows as of the dates indicated:

	August 4, 2017	February 3, 2017 (a)
	(in millions)
Foreign exchange contracts:
Designated as cash flow hedging instruments	$4,181	$3,781
Non-designated as hedging instruments	6,601	5,146
Total	$10,782	$8,927

Interest rate contracts:
Non-designated as hedging instruments	$1,519	$1,251
____________________

(a)
During the three months ended May 5, 2017, the notional amount calculation methodology was enhanced to reflect the sum of the absolute value of derivative instruments netted by currency.  Prior period amounts have been updated to conform with the current period presentation.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Effect of Derivative Instruments on the Condensed Consolidated Statements of Financial Position and the Condensed Consolidated Statements of Income (Loss)

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in Accumulated OCI, Net of Tax, on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
(in millions)
For the three months ended August 4, 2017
		Total net revenue	$(49)
Foreign exchange contracts	$(141)	Total cost of net revenue	(21)
Interest rate contracts	—	Interest and other, net	—	Interest and other, net	$—
Total	$(141)		$(70)		$—

For the three months ended July 29, 2016
		Total net revenue	$(21)
Foreign exchange contracts	$58	Total cost of net revenue	(6)
Interest rate contracts	—	Interest and other, net	—	Interest and other, net	$—
Total	$58		$(27)		$—

For the six months ended August 4, 2017
		Total net revenue	$(32)
Foreign exchange contracts	$(157)	Total cost of net revenue	(17)
Interest rate contracts	—	Interest and other, net	—	Interest and other, net	$—
Total	$(157)		$(49)		$—

For the six months ended July 29, 2016
		Total net revenue	$(66)
Foreign exchange contracts	$(107)	Total cost of net revenue	(14)
Interest rate contracts	—	Interest and other, net	—	Interest and other, net	$(1)
Total	$(107)		$(80)		$(1)

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

	August 4, 2017
	Other Current Assets	Other Non- Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value
		(in millions)
Derivatives designated as hedging instruments:
Foreign exchange contracts in an asset position	$19	$—	$23	$—	$42
Foreign exchange contracts in a liability position	(23)	—	(57)	—	(80)
Net asset (liability)	(4)	—	(34)	—	(38)
Derivatives not designated as hedging instruments:
Foreign exchange contracts in an asset position	179	2	68	—	249
Foreign exchange contracts in a liability position	(59)	—	(214)	—	(273)
Interest rate contracts in an asset position	—	7	—	—	7
Interest rate contracts in a liability position	—	—	—	—	—
Net asset (liability)	120	9	(146)	—	(17)
Total derivatives at fair value	$116	$9	$(180)	$—	$(55)

	February 3, 2017
	Other Current Assets	Other Non- Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value
		(in millions)
Derivatives designated as hedging instruments:
Foreign exchange contracts in an asset position	$41	$—	$17	$—	$58
Foreign exchange contracts in a liability position	(19)	—	(6)	—	(25)
Net asset (liability)	22	—	11	—	33
Derivatives not designated as hedging instruments:
Foreign exchange contracts in an asset position	309	2	31	—	342
Foreign exchange contracts in a liability position	(131)	—	(103)	—	(234)
Interest rate contracts in an asset position	—	3	—	—	3
Interest rate contracts in a liability position	—	—	—	(3)	(3)
Net asset (liability)	178	5	(72)	(3)	108
Total derivatives at fair value	$200	$5	$(61)	$(3)	$141

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents the gross amounts of the Company's derivative instruments, amounts offset due to master netting agreements with the Company's counterparties, and the net amounts recognized in the Condensed Consolidated Statements of Financial Position.

	August 4, 2017
	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ (Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Received or Pledged
	(in millions)
Derivative instruments:
Financial assets	$298	$(173)	$125	$—	$—	$125
Financial liabilities	(353)	173	(180)	—	—	(180)
Total derivative instruments	$(55)	$—	$(55)	$—	$—	$(55)

	February 3, 2017
	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ (Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Received or Pledged
	(in millions)
Derivative instruments:
Financial assets	$403	$(198)	$205	$—	$—	$205
Financial liabilities	(262)	198	(64)	—	—	(64)
Total derivative instruments	$141	$—	$141	$—	$—	$141

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 9 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table presents goodwill allocated to the Company's business segments as of August 4, 2017 and February 3, 2017, and changes in the carrying amount of goodwill for the respective periods:

	Client Solutions Group	Infrastructure Solutions Group	VMware	Other Businesses (a)	Total
	(in millions)
Balances as of February 3, 2017	$4,237	$15,607	$15,070	$3,996	$38,910
Goodwill acquired during the period	—	—	238	9	247
Goodwill divested	—	(13)	—	—	(13)
Impact of foreign currency translation	—	220	—	43	263
Balances as of August 4, 2017	$4,237	$15,814	$15,308	$4,048	$39,407
____________________

(a)	Other Businesses consists of offerings by RSA Information Security, SecureWorks, Pivotal, and Boomi.

Goodwill and indefinite-lived intangible assets are tested for impairment annually during the third fiscal quarter and whenever events or circumstances may indicate that an impairment has occurred. Based on the results of the annual impairment test, which was a qualitative test, no impairment of goodwill or indefinite-lived intangible assets existed for any reporting unit as of October 28, 2016. No events or circumstances transpired subsequent to the annual impairment test that would indicate a potential impairment of goodwill as of August 4, 2017. Further, the Company did not have any accumulated goodwill impairment charges as of August 4, 2017.

Management exercised significant judgment related to the above assessment, including the identification of goodwill reporting units, assignment of assets and liabilities to goodwill reporting units, assignment of goodwill to reporting units, and determination of the fair value of each goodwill reporting unit. The fair value of each goodwill reporting unit is generally estimated using a discounted cash flow methodology. This analysis requires significant judgment, including estimation of future cash flows, which is dependent on internal forecasts, the estimation of the long-term growth rate of the Company's business, and the determination of the Company's weighted average cost of capital. Changes in these estimates and assumptions could materially affect the fair value of the goodwill reporting unit, potentially resulting in a non-cash impairment charge.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Intangible Assets

The Company's intangible assets as of August 4, 2017 and February 3, 2017 were as follows:

	August 4, 2017			February 3, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in millions)
Customer relationships	$22,715	$(7,095)	$15,620	$22,708	$(5,552)	$17,156
Developed technology	15,494	(4,375)	11,119	14,569	(2,510)	12,059
Trade names	1,270	(308)	962	1,268	(201)	1,067
Leasehold assets (liabilities)	128	(4)	124	128	(1)	127
Definite-lived intangible assets	39,607	(11,782)	27,825	38,673	(8,264)	30,409
In-process research and development	—	—	—	890	—	890
Indefinite-lived trade names	3,755	—	3,755	3,754	—	3,754
Total intangible assets	$43,362	$(11,782)	$31,580	$43,317	$(8,264)	$35,053

Amortization expense related to definite-lived intangible assets was approximately $1,740 million and $491 million during the three months ended August 4, 2017 and July 29, 2016, respectively, and $3,516 million and $982 million during the six months ended August 4, 2017 and July 29, 2016, respectively. There were no material impairment charges related to intangible assets during the three and six months ended August 4, 2017 and July 29, 2016.

Estimated future annual pre-tax amortization expense of definite-lived intangible assets as of August 4, 2017 over the next five fiscal years and thereafter is as follows:

Fiscal Years	(in millions)
2018 (remaining six months)	$3,463
2019	6,059
2020	4,274
2021	3,333
2022	2,616
Thereafter	8,080
Total	$27,825

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

Changes in the Company's liability for standard limited warranties are presented in the following table for the periods indicated.

	Three Months Ended		Six Months Ended
	August 4, 2017	July 29, 2016	August 4, 2017	July 29, 2016
	(in millions)
Warranty liability:
Warranty liability at beginning of period	$607	$561	$604	$574
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties (a) (b)	223	182	463	382
Service obligations honored	(242)	(178)	(479)	(391)
Warranty liability at end of period	$588	$565	$588	$565
Current portion	$412	$385	$412	$385
Non-current portion	$176	$180	$176	$180
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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 11 — SEVERANCE CHARGES

In connection with the transformation of the Company's business model, the Company incurs costs related to employee severance. The Company records a liability for these costs when it is probable that employees will be entitled to termination benefits and the amounts can be reasonably estimated. The liability related to these actions is included in accrued and other current liabilities in the Condensed Consolidated Statements of Financial Position.

The following table sets forth the activity related to the Company's severance liability for the respective periods:

	Three Months Ended		Six Months Ended
	August 4, 2017	July 29, 2016	August 4, 2017	July 29, 2016
	(in millions)
Balance at beginning of period	$257	$29	$416	$26
Severance charges to provision	14	9	44	26
Cash paid and other	(85)	(16)	(274)	(30)
Balance at end of period	$186	$22	$186	$22

Severance costs are included in cost of net revenue, selling, general, and administrative expenses, and research and development expense in the Condensed Consolidated Statements of Income (Loss) as follows:

	Three Months Ended		Six Months Ended
	August 4, 2017	July 29, 2016	August 4, 2017	July 29, 2016
	(in millions)
Severance charges:
Cost of net revenue	$(1)	$1	$4	$5
Selling, general, and administrative	7	6	14	13
Research and development	8	2	26	8
Total	$14	$9	$44	$26

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Appraisal Proceedings — On October 29, 2013, Dell Technologies acquired Dell in a transaction referred to as the going-private transaction.  Holders of shares of Dell common stock who did not vote on September 12, 2013 in favor of the proposal to adopt the amended going-private transaction agreement and who properly demanded appraisal of their shares and who otherwise comply with the requirements of Section 262 of the Delaware General Corporate Law ("DGCL") are entitled to seek appraisal for, and obtain payment in cash for the judicially determined "fair value" (as defined pursuant to Section 262 of the DGCL) of, their shares in lieu of receiving the going-private transaction consideration. Dell initially recorded a liability of $13.75 for each share with respect to which appraisal has been demanded and as to which the demand has not been withdrawn, together with interest at the statutory rate discussed below. This liability was approximately $129 million as of both August 4, 2017 and February 3, 2017. The Court of Chancery ruled that the fair value of the appraisal shares as of October 29, 2013, the date on which the going-private transaction became effective, was $17.62 per share. This ruling would entitle the holders of the remaining 5,505,730 shares subject to the appraisal proceedings to $17.62 per share, plus interest at a statutory rate, compounded quarterly. On November 21, 2016, the Court of Chancery entered final judgment in the appraisal action. On November 22, 2016, Dell filed a notice of appeal to the Delaware Supreme Court, and a hearing is scheduled on that appeal for September 27, 2017. The Company believes it was adequately reserved for the appraisal proceedings as of August 4, 2017.

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

Copyright Levies — The Company's obligation to collect and remit copyright levies in certain European Union ("EU") countries may be affected by the resolution of legal proceedings pending in Germany and other EU member states against various companies, including Dell subsidiaries. The plaintiffs in those proceedings generally seek to impose or modify the levies with respect to sales of such equipment as multifunction devices, phones, personal computers, storage devices, and printers, alleging that such products enable the copying of copyrighted materials. Some of the proceedings also challenge whether the levy schemes in those countries comply with EU law. Certain EU member countries that do not yet impose levies on digital devices are expected to implement legislation to enable them to extend existing levy schemes, while some other EU member countries are expected to limit the scope of levy schemes and their applicability in the digital hardware environment. Dell, other companies, and various industry associations have opposed the extension of levies to the digital environment and have advocated alternative models of compensation to rights holders. The Company continues to collect levies in certain EU countries where it has determined that based on local laws it is probable that it has a payment obligation. The amount of levies is generally based on the number of products sold and the per-product amounts of the levies, which vary. The Company accrues a liability when it believes that it is both probable that a loss has been incurred and when it can reasonably estimate the amount of the loss.

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

As of August 4, 2017, the Company does not believe there is a reasonable possibility that a material loss exceeding the amounts already accrued for these or other proceedings or matters has been incurred. However, since the ultimate resolution of any such proceedings and matters is inherently unpredictable, the Company's business, financial condition, results of operations, or cash flows could be materially affected in any particular period by unfavorable outcomes in one or more of these proceedings or matters. Whether the outcome of any claim, suit, assessment, investigation, or legal proceeding, individually or collectively, could have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows will depend on a number of variables, including the nature, timing, and amount of any associated expenses, amounts paid in settlement, damages, or other remedies or consequences.

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

Purchase Obligations

The Company has contractual obligations to purchase goods or services, which specify significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. As of August 4, 2017, the Company had $2,724 million, $267 million, and $448 million in purchase obligations for Fiscal 2018 (remaining six months), Fiscal 2019, and Fiscal 2020 and thereafter, respectively.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 13 — INCOME AND OTHER TAXES

For the three and six months ended August 4, 2017, the Company's effective income tax rates for continuing operations were 35.8% and 34.4%, respectively, on pre-tax losses from continuing operations of $1,524 million and $3,597 million, respectively. For the three and six months ended July 29, 2016, the Company's effective income tax rates for continuing operations were 7.1% and (7.2)%, respectively, on pre-tax losses from continuing operations of $282 million and $640 million, respectively. The change in the Company's effective income tax rate was primarily attributable to prior year tax charges recognized during the three and six months ended July 29, 2016 related to the divestiture of Dell Services and DSG, as well as tax benefits from charges associated with the EMC merger transaction incurred during the six months ended August 4, 2017, including purchase accounting adjustments, interest charges, and stock-based compensation expense. For more information regarding the EMC merger transaction, see Note 2 of the Notes to the Condensed Consolidated Financial Statements. The income tax rate for future quarters of Fiscal 2018 will be impacted by the actual mix of jurisdictions in which income is generated.

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

Judgment is required in evaluating the Company's uncertain tax positions and determining the Company's provision for income taxes. The Company's net unrecognized tax benefits were $3.2 billion and $3.1 billion as of August 4, 2017 and February 3, 2017, respectively, and are included in other non-current liabilities in the Condensed Consolidated Statements of Financial Position. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

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

The following table presents changes in accumulated other comprehensive loss, net of tax, by the following components for the periods indicated:

	Foreign Currency Translation Adjustments	Investments	Cash Flow Hedges	Pension and Other Postretirement Plans	Accumulated Other Comprehensive Loss
	(in millions)
Balances as of February 3, 2017	$(612)	$(13)	$11	$19	$(595)
Other comprehensive income (loss) before reclassifications	450	47	(157)	—	340
Amounts reclassified from accumulated other comprehensive loss	—	3	49	—	52
Total change for the period	450	50	(108)	—	392
Less: Change in comprehensive income attributable to non-controlling interests	—	4	—	—	4
Balances as of August 4, 2017	$(162)	$33	$(97)	$19	$(207)

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following tables present reclassifications out of accumulated other comprehensive loss, net of tax, to net income (loss) for the periods presented:

	Three Months Ended
	August 4, 2017			July 29, 2016
	Investments	Cash Flow Hedges	Total	Investments	Cash Flow Hedges	Total
	(in millions)
Total reclassifications, net of tax:
Net revenue	$—	$(49)	$(49)	$—	$(21)	$(21)
Cost of net revenue	—	(21)	(21)	—	(6)	(6)
Interest and other, net	(2)	—	(2)	—	—	—
Total reclassifications, net of tax	$(2)	$(70)	$(72)	$—	$(27)	$(27)

	Six Months Ended
	August 4, 2017			July 29, 2016
	Investments	Cash Flow Hedges	Total	Investments	Cash Flow Hedges	Total
	(in millions)
Total reclassifications, net of tax:
Net revenue	$—	$(32)	$(32)	$—	$(66)	$(66)
Cost of net revenue	—	(17)	(17)	—	(14)	(14)
Interest and other, net	(3)	—	(3)	—	(1)	(1)
Total reclassifications, net of tax	$(3)	$(49)	$(52)	$—	$(81)	$(81)

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 15 — NON-CONTROLLING INTERESTS

VMware, Inc. — The non-controlling interests' share of equity in VMware, Inc. is reflected as a component of the non-controlling interests in the accompanying Condensed Consolidated Statements of Financial Position and was $5.4 billion and $5.2 billion as of August 4, 2017 and February 3, 2017, respectively. As of August 4, 2017 and February 3, 2017, the Company held approximately 81.4% and 82.5%, respectively, of the outstanding equity interest in VMware, Inc.

SecureWorks — On April 27, 2016, SecureWorks completed a registered underwritten IPO of its Class A common stock. The non-controlling interests' share of equity in SecureWorks is reflected as a component of the non-controlling interests in the accompanying Condensed Consolidated Statements of Financial Position and was $87 million and $86 million as of August 4, 2017 and February 3, 2017, respectively. As of August 4, 2017 and February 3, 2017, the Company held approximately 87.1% and 87.5%, respectively, of the outstanding equity interest in SecureWorks.

Pivotal — A portion of the non-controlling interests in Pivotal is held by third parties in the form of preferred equity instruments. Due to the terms of such instruments, Pivotal's results of operations and equity activity are not attributable to such interests in Pivotal in the Condensed Consolidated Statements of Income (Loss) and Condensed Consolidated Statements of Financial Position. The preferred equity instruments are convertible into common shares at the non-controlling owner's election at any time. The remaining portion of the non-controlling interests in Pivotal is held by third parties in the form of common stock. Pivotal's results of operations and equity activity are attributable to such interests in Pivotal in the Condensed Consolidated Statements of Income (Loss) and Condensed Consolidated Statements of Financial Position. The non-controlling interests' share of equity in Pivotal, including both preferred equity instruments and common stock, is reflected as a component of the non-controlling interests in the accompanying Condensed Consolidated Statements of Financial Position and was $477 million and $472 million as of August 4, 2017 and February 3, 2017, respectively. As of August 4, 2017 and February 3, 2017, the Company held approximately 77.4% and 77.8%, respectively, of the outstanding equity interest in Pivotal.

The effect of changes in the Company's ownership interest in VMware, Inc., SecureWorks, and Pivotal on the Company's equity for the period presented was as follows:

Six Months Ended
August 4, 2017
(in millions)
Net loss attributable to Dell Technologies Inc.	$(2,280)
Transfers (to) from the non-controlling interests:
Increase in Dell Technologies Inc. additional paid-in-capital for equity issuances and other equity activity	305
Decrease in Dell Technologies Inc. additional paid-in-capital for equity issuances and other equity activity	(351)
Net transfers to non-controlling interests	(46)
Change from net loss attributable to Dell Technologies Inc. and transfers to/from the non-controlling interests	$(2,326)

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

The Company has two groups of common stock, denoted as the DHI Group Common Stock and the Class V Common Stock. The DHI Group Common Stock consists of four classes of common stock, referred to as Class A Common Stock, Class B Common Stock, Class C Common Stock, and Class D Common Stock. The DHI Group generally refers to the direct and indirect interest of Dell Technologies in all of Dell Technologies' business, assets, properties, liabilities, and preferred stock other than those attributable to the Class V Group, as well as its retained interest in the Class V Group equal to approximately 38% of the Company's economic interest in the Class V Group as of August 4, 2017. The Class V Common Stock is intended to track the economic performance of approximately 62% of the Company's economic interest in the Class V Group as of such date. As of August 4, 2017, the Class V Group consisted solely of approximately 333 million shares of VMware, Inc. common stock held by the Company. See Note 17 of the Notes to the Condensed Consolidated Financial Statements and Exhibit 99.1 to the Company's quarterly report on Form 10-Q for the quarterly period ended August 4, 2017 for more information regarding the allocation of earnings from Dell Technologies' interest in VMware, Inc. between the DHI Group and the Class V Common Stock.

For purposes of calculating earnings (loss) per share, the Company used the two-class method. As all classes of DHI Group Common Stock share the same rights in dividends, basic and diluted earnings (loss) per share are the same for each class of DHI Group Common Stock.
The following table sets forth basic and diluted earnings (loss) per share for each of the periods presented:

	Three Months Ended		Six Months Ended
	August 4, 2017	July 29, 2016	August 4, 2017	July 29, 2016
Earnings (loss) per share attributable to Dell Technologies Inc. - basic:
Continuing operations - Class V Common Stock - basic	$0.83	$—	$1.40	$—
Continuing operations - DHI Group - basic	$(1.97)	$(0.64)	$(4.53)	$(1.69)
Discontinued operations - DHI Group - basic	$—	$2.06	$—	$3.24

Earnings (loss) per share attributable to Dell Technologies Inc. - diluted:
Continuing operations - Class V Common Stock - diluted	$0.82	$—	$1.38	$—
Continuing operations - DHI Group - diluted	$(1.97)	$(0.64)	$(4.54)	$(1.69)
Discontinued operations - DHI Group - diluted	$—	$2.06	$—	$3.24

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table sets forth the computation of basic and diluted earnings (loss) per share for each of the periods presented:

	Three Months Ended		Six Months Ended
	August 4, 2017	July 29, 2016	August 4, 2017	July 29, 2016
	(in millions)
Numerator: Continuing operations - Class V Common Stock
Net income from continuing operations attributable to Class V Common Stock - basic	$168	$—	$286	$—
Incremental dilution from VMware, Inc. attributable to Class V Common Stock (a)	(2)	—	(4)	—
Net income from continuing operations attributable to Class V Common Stock - diluted	$166	$—	$282	$—

Numerator: Continuing operations - DHI Group
Net loss from continuing operations attributable to DHI Group - basic	$(1,114)	$(261)	$(2,566)	$(685)
Incremental dilution from VMware, Inc. attributable to DHI Group (a)	(1)	—	(2)	—
Net loss from continuing operations attributable to DHI Group - diluted	$(1,115)	$(261)	$(2,568)	$(685)

Numerator: Discontinued operations - DHI Group
Income from discontinued operations, net of income taxes - basic and diluted	$—	$834	$—	$1,313

Denominator: Class V Common Stock weighted-average shares outstanding
Weighted-average shares outstanding - basic	203	—	205	—
Dilutive effect of options, restricted stock units, restricted stock, and other (b)	—	—	—	—
Weighted-average shares outstanding - diluted	203	—	205	—
Weighted-average shares outstanding - antidilutive (b)	—	—	—	—

Denominator: DHI Group weighted-average shares outstanding
Weighted-average shares outstanding - basic	566	405	566	405
Dilutive effect of options, restricted stock units, restricted stock, and other	—	—	—	—
Weighted-average shares outstanding - diluted	566	405	566	405
Weighted-average shares outstanding - antidilutive (c)	36	53	37	54
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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents a reconciliation to the consolidated net income (loss) attributable to Dell Technologies Inc.:

	Three Months Ended		Six Months Ended
	August 4, 2017	July 29, 2016	August 4, 2017	July 29, 2016
	(in millions)
Net income from continuing operations attributable to Class V Common Stock	$168	$—	$286	$—
Net loss from continuing operations attributable to DHI Group	(1,114)	(261)	(2,566)	(685)
Net loss from continuing operations attributable to Dell Technologies Inc.	(946)	(261)	(2,280)	(685)
Income from discontinued operations, net of income taxes (Note 3)	—	834	—	1,313
Net income (loss) attributable to Dell Technologies Inc.	$(946)	$573	$(2,280)	$628

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 17 — CAPITALIZATION

On June 26, 2017, the stockholders of the Company voted at the Company’s 2017 annual meeting of stockholders to adopt an amendment to the Company’s certificate of incorporation to increase (1) the total authorized number of shares of the Company’s capital stock, including preferred stock, from 2,144,025,308 shares to 9,144,025,308 shares, (2) the total authorized number of shares of the Company’s common stock from 2,143,025,308 shares to 9,143,025,308 shares and (3) the total authorized number of shares of the Company’s Class C Common Stock from 900,000,000 shares to 7,900,000,000 shares, in each case representing an increase of seven billion shares. A certificate of amendment to the Company’s certificate of incorporation effectuating the amendment was filed with the Secretary of State of the State of Delaware on June 29, 2017 and became effective on that date.

The following table summarizes the Company's authorized, issued, and outstanding common stock as of the dates indicated:

	Authorized	Issued	Outstanding
	(in millions of shares)
Common stock as of February 3, 2017
Class A	600	410	410
Class B	200	137	137
Class C	900	22	22
Class D	100	—	—
Class V	343	223	209
	2,143	792	778

Common stock as of August 4, 2017
Class A	600	410	410
Class B	200	137	137
Class C	7,900	23	23
Class D	100	—	—
Class V	343	223	203
	9,143	793	773

Preferred Stock — The Company is authorized to issue one million shares of preferred stock, par value $.01 per share. As of August 4, 2017, no shares of preferred stock were issued or outstanding.

Class V Common Stock and Class V Group — In connection with the EMC merger transaction, the Company authorized 343 million shares of Class V Common Stock. The Class V Common Stock is a type of common stock commonly referred to as a tracking stock, which is a class of common stock that is intended to track the economic performance of a defined set of assets and liabilities. As of August 4, 2017, the 203 million shares of outstanding Class V Common Stock were intended to track the economic performance of approximately 62% of Dell Technologies' economic interest in the Class V Group. The Class V Group as of such date consisted solely of approximately 333 million shares of VMware, Inc. common stock held by the Company. The remaining 38% economic interest in the Class V Group as of August 4, 2017 was represented by the approximately 127 million retained interest shares held by the DHI Group. The DHI Group generally refers, in addition to such retained interest, to the direct and indirect interest of Dell Technologies in all of Dell Technologies' business, assets, properties, liabilities, and preferred stock other than those attributable to the Class V Group.

Repurchases of Common Stock; Treasury Stock

Class V Common Stock Repurchases — On December 13, 2016, the board of directors approved a stock repurchase program (the "Class V Group Repurchase Program") which authorized the Company to use assets of the Class V Group to repurchase up to $500 million of shares of Class V Common Stock over a period of six months. During the three months ended May 5, 2017, the Company repurchased 1.3 million shares of Class V Common Stock for $82 million pursuant to this initial authorization.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

On March 27, 2017, the board of directors approved an amendment of the Class V Group Repurchase Program (the "March 2017 Class V Group Repurchase Program") which authorized the Company to use assets of the Class V Group to repurchase up to an additional $300 million of shares of Class V Common Stock over a period of an additional six months. During the six months ended August 4, 2017, the Company repurchased 4.6 million shares of Class V Common Stock for $300 million pursuant to the March 2017 Class V Group Repurchase Program. On May 9, 2017, the March 2017 Class V Group Repurchase Program was completed.

The following table presents the repurchase activity with respect to the Class V Common Stock for the six months ended August 4, 2017, and the attribution of the Class V Group between the Class V Common Stock and the DHI Group's retained interest as of the dates indicated:

	Class V Common Stock		DHI Group Retained Interest
	Shares of Class V Common Stock	Interest in Class V Group	Retained Interest Shares	Interest in Class V Group
	(in millions of shares)
As of February 3, 2017	209	62%	127	38%
Repurchases of Class V Common Stock	(6)		—
As of August 4, 2017	203	62%	127	38%

All shares of Class V Common Stock repurchased by the Company pursuant to the repurchase programs are held as treasury stock at cost. The repurchase of shares pursuant to the Class V Common Stock repurchase programs was funded from proceeds received by the Class V Group from the sale by a subsidiary of the Company of shares of Class A common stock of VMware, Inc. owned by such subsidiary, as described below under "VMware, Inc. Class A Common Stock Repurchases." Share repurchases made by VMware, Inc. of its Class A common stock from a subsidiary of the Company do not affect the determination of the respective interests of the Class V Common Stock and the DHI Group in the Class V Group. See Exhibit 99.1 to the Company's quarterly report on Form 10-Q for the quarterly period ended August 4, 2017 for more information regarding Unaudited Attributed Financial Information for the Class V Group.

VMware, Inc. Class A Common Stock Repurchases — On December 15, 2016, the Company entered into a stock purchase agreement with VMware, Inc. (the "December 2016 Stock Purchase Agreement"), pursuant to which VMware, Inc. agreed to repurchase for cash $500 million of shares of VMware, Inc. Class A common stock from a subsidiary of the Company. During the three months ended May 5, 2017, VMware, Inc. repurchased 1.4 million shares pursuant to the December 2016 Stock Purchase Agreement. VMware, Inc. repurchased a total of 6.2 million shares under this agreement. The Company applied the proceeds from the sale to the repurchase of shares of its Class V Common Stock under the Class V Group Repurchase Program described above. All shares repurchased under VMware, Inc.'s stock repurchase programs are retired.

In January 2017, VMware, Inc.'s board of directors authorized the repurchase of up to an additional $1.2 billion of shares of VMware, Inc. Class A common stock (the "January 2017 Authorization") through the end of Fiscal 2018. On March 29, 2017, the Company entered into a new stock purchase agreement with VMware, Inc. (the "March 2017 Stock Purchase Agreement"), pursuant to which VMware, Inc. agreed to repurchase for cash $300 million of shares of VMware, Inc. Class A common stock from a subsidiary of the Company. During the six months ended August 4, 2017, VMware, Inc. repurchased approximately 3.4 million shares of Class A common stock pursuant to the January 2017 Authorization and the March 2017 Stock Purchase Agreement. The proceeds from the sale were applied by the Company to the repurchase of shares of the Class V Common Stock under the March 2017 Class V Group Repurchase Program described above. On May 10, 2017, the sale transaction under the March 2017 Stock Purchase Agreement was completed. The total of 3.4 million shares repurchased by VMware, Inc. was based on the volume-weighted average per share price of the Class A common stock as reported on the New York Stock Exchange during a specified reference period, less a discount of 3.5% from that volume-weighted average per share price. As of August 4, 2017, the cumulative authorized amount remaining for share repurchases by VMware, Inc. under the January 2017 Authorization was $900 million.

For more information regarding common stock repurchase programs, see Note 21 of the Notes to the Condensed Consolidated Financial Statements.

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
The amount of redeemable shares classified as temporary equity as of August 4, 2017 was $333 million, which consisted of 2.0 million issued and outstanding unrestricted common shares, 0.9 million RSUs, 0.3 million RSAs, and 14.8 million outstanding stock options. The amount of redeemable shares classified as temporary equity as of February 3, 2017 was $231 million, which consisted of 1.1 million issued and outstanding unrestricted common shares, 0.4 million RSUs, 0.1 million RSAs, and 13.7 million outstanding stock options.

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents a reconciliation of net revenue by the Company's reportable segments to the Company's consolidated net revenue as well as a reconciliation of consolidated segment operating income to the Company's consolidated operating loss:

	Three Months Ended		Six Months Ended
	August 4, 2017	July 29, 2016	August 4, 2017	July 29, 2016
	(in millions)
Consolidated net revenue:
Client Solutions Group	$9,851	$9,220	$18,907	$17,791
Infrastructure Solutions Group	7,406	3,779	14,322	7,392
VMware	1,907	—	3,643	—
Reportable segment net revenue	19,164	12,999	36,872	25,183
Other businesses (a)	472	118	934	228
Unallocated transactions (b)	(2)	28	(1)	53
Impact of purchase accounting (c)	(335)	(65)	(690)	(143)
Total net revenue	$19,299	$13,080	$37,115	$25,321

Consolidated operating income (loss):
Client Solutions Group	$566	$484	$940	$869
Infrastructure Solutions Group	430	300	753	492
VMware	561	—	1,047	—
Reportable segment operating income	1,557	784	2,740	1,361
Other businesses (a)	1	(11)	4	(27)
Unallocated transactions (b)	(6)	(17)	5	(39)
Impact of purchase accounting (c)	(406)	(98)	(829)	(204)
Amortization of intangibles	(1,740)	(491)	(3,516)	(982)
Transaction-related expenses (d)	(138)	(72)	(329)	(129)
Other corporate expenses (e)	(247)	(28)	(554)	(52)
Total operating income (loss)	$(979)	$67	$(2,479)	$(72)
_________________

(a)
Other businesses consist of RSA Information Security, SecureWorks, Pivotal, and Boomi, and do not constitute a reportable segment, either individually or collectively, as the results of the businesses are not material to the Company's overall results and the businesses do not meet the criteria for reportable segments.

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents net revenue by business unit categories:

	Three Months Ended		Six Months Ended
	August 4, 2017	July 29, 2016	August 4, 2017	July 29, 2016
	(in millions)
Net revenue:
Client Solutions Group:
Commercial	$7,196	$6,798	$13,546	$12,943
Consumer	2,655	2,422	5,361	4,848
Total CSG net revenue	9,851	9,220	18,907	17,791

Infrastructure Solutions Group:
Servers and networking	3,740	3,237	6,971	6,312
Storage	3,666	542	7,351	1,080
Total ISG net revenue	7,406	3,779	14,322	7,392

VMware
Total VMware net revenue	1,907	—	3,643	—

Total segment net revenue	$19,164	$12,999	$36,872	$25,183

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 20 — SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION

The following table provides additional information on selected accounts included in the Condensed Consolidated Statements of Financial Position as of August 4, 2017 and February 3, 2017:

	August 4, 2017	February 3, 2017
	(in millions)
Inventories, net:
Production materials	$926	$925
Work-in-process	538	503
Finished goods	1,130	1,110
Total inventories, net	2,594	2,538
Other non-current liabilities:
Warranty liability	176	199
Deferred and other tax liabilities	7,124	8,607
Other	547	533
Total other non-current liabilities	$7,847	$9,339

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 21 — SUBSEQUENT EVENTS

Amendment of Class V Common Stock Repurchase Program — On August 18, 2017, the Company's board of directors approved a second amendment of the Class V Group Repurchase Program (as so amended, the “August 2017 Class V Group Repurchase Program”) further extending the program to authorize the Company to use assets of the Company’s Class V Group to repurchase up to an additional $300 million of shares of the Company’s Class V Common Stock. The repurchase of shares pursuant to the August 2017 Class V Group Repurchase Program is expected to be funded from proceeds received by the VMware, Inc. Class A Common Stock Repurchase program described below.

VMware, Inc. Class A Common Stock Repurchase — In August 2017, VMware, Inc.'s board of directors authorized the repurchase of up to an additional $1 billion of VMware, Inc. Class A common stock through August 31, 2018. The authorization is in addition to VMware, Inc.’s ongoing $1.2 billion stock repurchase program, originally announced in January 2017, of which $0.9 billion remains available. On August 23, 2017, the Company and VMware, Inc. entered into a purchase commitment supplement to the March 2017 Stock Purchase Agreement (as amended, the “August 2017 Stock Purchase Agreement”). Under the August 2017 Stock Purchase Agreement, VMware, Inc. will purchase for cash $300 million of VMware, Inc. Class A common stock from EMC Equity Assets LLC, an indirect wholly-owned subsidiary of the Company. The Company will apply the proceeds from the sale to the repurchase of shares of its Class V Common Stock under the August 2017 Class V Group Repurchase Program described above, but may use such proceeds for other purposes at the discretion of the Capital Stock Committee of the board of directors and the board of directors. The total number of shares to be purchased by VMware, Inc. under the August 2017 Stock Purchase Agreement will be based on the volume-weighted average per share price of the VMware, Inc. Class A common stock as reported on the New York Stock Exchange during a specified reference period, less a discount of 3.5% from that volume-weighted average per share price, and subject to adjustment in certain circumstances.

VMware, Inc. Public Debt Offering — On August 21, 2017, VMware, Inc. completed a public debt offering in the aggregate amount of $4.0 billion, consisting of outstanding principal due on the following dates: $1.25 billion due August 21, 2020, $1.5 billion due August 21, 2022, and $1.25 billion due August 21, 2027. The notes bear interest, payable semi-annually, at annual rates of 2.30%, 2.95%, and 3.90%, respectively. Upon closing, a portion of the net proceeds from the offering was used to repay certain intercompany promissory notes previously issued to EMC in the aggregate principal amount of $1.2 billion.

VMware Note Bridge Facility Repayment — Subsequent to August 4, 2017, the Company repaid the $1.5 billion VMware Note Bridge Facility in full with proceeds of $1.2 billion from the foregoing VMware public debt offering and other cash.

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

Our fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. We refer to our fiscal years ended February 2, 2018 and February 3, 2017 as "Fiscal 2018" and "Fiscal 2017," respectively. Fiscal 2017 included 53 weeks, with the extra week included in the fourth quarter of Fiscal 2017. Fiscal 2018 will include 52 weeks.

On September 7, 2016, we completed our acquisition by merger of EMC. The consolidated results of EMC are included in Dell Technologies' consolidated results for the Fiscal 2018 periods presented. During Fiscal 2017, we closed the Dell Services, Dell Services Group ("DSG"), and Enterprise Content Division ("ECD") divestiture transactions. Accordingly, the results of operations of Dell Services, DSG, and ECD, as well as the related gains or losses on sale, have been excluded from the results of continuing operations in the relevant periods, except as otherwise indicated.

INTRODUCTION

Dell Technologies is a strategically aligned family of businesses that brings together the entire infrastructure from hardware to software to services — from the edge to the data center to the cloud. Dell Technologies is a leader in the traditional technology of today and a leader in the cloud-native infrastructure of tomorrow. We are a leading provider of scalable IT solutions enabling customers to be more efficient, mobile, informed, and secure. Through our recent combination with EMC, Dell Technologies now primarily encompasses our Client Solutions Group, Infrastructure Solutions Group, VMware, Inc., RSA Information Security, SecureWorks Corp. ("SecureWorks"), Pivotal Software, Inc. ("Pivotal"), and Boomi, Inc ("Boomi"). We are focused on providing technology solutions and services that accelerate digital transformation. We believe technology exists to drive human progress on a global scale — to create new markets, reshape industries, and improve lives. We are positioned to help customers of any size build the essential infrastructure to modernize IT and enable digital business, and are differentiated by our practical innovation and efficient, simple, and affordable solutions.

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

We are actively working on the integration of EMC acquired businesses and in our combined go-to-market initiatives. During this period of transition and integration, we remain focused on supporting our customers with outstanding solutions, products, and services. We will continue our focus on building superior customer relationships through our direct model and our network of channel partners, which includes value-added resellers, system integrators, distributors, and retailers. We also will continue investing in strategic solutions and enhancing our go-to-market sales and marketing capabilities as we seek to strengthen our position as leading global technology company poised for long-term sustainable growth and innovation.

As we stay focused on our customers, we will pursue the following strategic initiatives:

•	Extend our market leading position through our Client Solutions Group and Infrastructure Solutions Group offerings

•	Grow our strong position in IT infrastructure for traditional and cloud-native workloads, both on- and off-premises

•	Innovate with winning technology that spans and unites on- and off-premises applications and infrastructure and that enables IT, security, and workforce transformation required by our customers

As part of this strategy, we will continue to evaluate opportunities for strategic investments through our venture capital investment arm, Dell Technologies Capital, with a focus on emerging technology areas that are relevant to the Dell Technologies' unique family of businesses and that will complement our existing portfolio of solutions. Our investment areas include storage, software-defined networking, management and orchestration, security, machine learning and artificial intelligence, Big Data and analytics, cloud, Internet of Things, and software development operations. In addition to these investments, we also may make disciplined acquisitions targeting businesses that advance our strategic objectives.

We operate a diversified business model with the majority of our net revenue and operating income derived from commercial clients that consist of large enterprises, small and medium-sized businesses, and public sector customers.

Products and Services

We design, develop, manufacture, market, sell, and support a wide range of products and services. We are organized into the following business units, which are our reportable segments: Client Solutions Group; Infrastructure Solutions Group; and VMware. Due to our divestitures of Dell Services, Dell Software Group, and Dell EMC Enterprise Content Division, the results of these businesses, as well as the related gains or losses on sale, have been excluded from the relevant periods, except as otherwise indicated.

•
Client Solutions Group (CSG) — Offerings by CSG include branded hardware, such as desktop PCs, notebooks, and workstations, and branded peripherals, such as monitors, printers, and projectors. CSG also offers attached software, peripherals, and services, including support and deployment, configuration, and extended warranty services.

Approximately half of CSG revenue is generated by sales to customers in the Americas, with the remaining portion derived from sales to customers in the Europe, Middle East and Africa region ("EMEA") and the Asia-Pacific and Japan region ("APJ").

•
Infrastructure Solutions Group (ISG) — EMC's Information Storage segment and our former Enterprise Solutions Group were merged to create the Infrastructure Solutions Group, or ISG, which contains storage, server, and networking offerings. The comprehensive portfolio of advanced storage solutions includes traditional storage solutions as well as next-generation storage solutions (including all flash arrays and scale-out file, and object platforms). The server portfolio includes high-performance rack, blade, tower, and hyperscale servers. The networking portfolio enables our business customers transform and modernize their infrastructure, mobilize and enrich end-user experiences, and accelerate business applications and processes. Similar to CSG, ISG also offers attached software, peripherals, and services, including support and deployment, configuration, and extended warranty services.

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

Dell Financial Services

We also offer or arrange various financing options and services for our commercial and consumer customers in North America, Europe, Australia, and New Zealand through Dell Financial Services ("DFS") and its affiliates. DFS services include originating, collecting, and servicing customer receivables primarily related to the purchase of Dell Technologies products. The results of these operations are allocated to our segments based on the underlying product or service financed. For additional information about our financing arrangements, see Note 6 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Business Trends and Challenges

We are seeing an unprecedented rate of change in the IT industry. Organizations of all kinds are embracing digital technology to achieve their business objectives. Our vision is to be the essential infrastructure company and leader in end-user computing, data center infrastructure solutions, virtualization, and cloud software that our customers continue to trust and rely on for their IT solutions and transformations. We accelerate results for our customers by enabling them to be more efficient, mobile, informed, and secure.  We continue to invest in research and development, sales, and other key areas of our business to deliver superior products and solutions capabilities and to drive execution of long-term sustainable growth. We believe that our results will benefit from an integrated go-to-market strategy, including enhanced coordination among the family of Dell Technologies companies, and from our differentiated products and solutions capabilities. We intend to continue to execute on our business model and seek to balance liquidity, profitability, and growth to position our company for long-term success.

We are able to leverage our traditional strength in the PC market to offer solutions and services that provide higher-value, recurring revenue streams. Given current market trends, we expect that the demand environment will continue to be cyclical and that competitive dynamics will continue to pressure our CSG business. However, we are committed to a long-term growth strategy that we believe will benefit from the consolidation trends that are occurring in our markets. Our CSG offerings remain an important element of our strategy, generating strong cash flow and opportunities for cross-selling of complementary solutions.

We expect that ISG will continue to be affected by declines in the traditional storage and server markets. Cloud-native applications are expected to continue as a primary growth driver in the infrastructure market as IT organizations increasingly become multi-cloud environments. We believe the complementary cloud solutions across our business, created through our combination with EMC, strongly position us to meet these demands for our customers who are increasingly looking to leverage cloud-based computing. Further, we will provide new and more robust storage and data center solutions to meet the evolving needs of our customers. We also continue to be impacted by the emerging trends of enterprises deploying software-defined storage, hyper-converged, and modular solutions based on server-centric architectures. We have leading solutions in these categories through our ISG and VMware data center offerings. In addition, through our research and development efforts, we expect to develop new solutions in this rapidly changing industry that we believe will enable us to continue to provide superior solutions to our customers.

In ISG, we are also seeing increased interest in "as a service" flexible consumption models by our customers as they seek to build greater flexibility into their cost structures. We have introduced various financing and consumption model to meet our customers' needs.

During the first six months of Fiscal 2018, we have experienced higher component costs which primarily impact CSG and ISG. We expect to see this trend continue in the near term.

We manage our business on a U.S. dollar basis. However, we have a large global presence, generating approximately half of our revenue by sales to customers outside of the United States during the second quarter and first six months of Fiscal 2018 and the second quarter and first six months of Fiscal 2017. Our revenues, therefore, can be impacted by fluctuations in foreign currency exchange rates. We utilize a comprehensive hedging strategy intended to mitigate the impact of foreign currency volatility over time, and we adjust pricing when possible to further minimize foreign currency impacts. The percentage of our revenues generated in regions outside of the United States did not change substantially as a result of the EMC merger transaction.

EMC Merger Transaction

As described in Note 2 of the Notes to the Condensed Consolidated Financial Statements included in this report, on September 7, 2016, a merger subsidiary of Dell Technologies merged with and into EMC Corporation, with EMC Corporation surviving the merger as a wholly-owned subsidiary of Dell Technologies.

Pursuant to the terms of the merger agreement, upon the completion of the EMC merger transaction, each issued and outstanding share of common stock, par value $0.01 per share, of EMC Corporation (approximately 2.0 billion as of September 7, 2016) was converted into the right to receive (1) $24.05 in cash, without interest, and (2) 0.11146 validly issued, fully paid and non-assessable shares of common stock of the Company designated as Class V Common Stock, par value $0.01 per share, plus cash in lieu of any fractional shares. Shares of the Class V Common Stock were approved for listing on the New York Stock Exchange (the "NYSE") under the ticker symbol "DVMT" and began trading on September 7, 2016.

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

Dell Technologies financed the EMC merger transaction, the repayment of the foregoing indebtedness of EMC and Dell outstanding as of the closing of the EMC merger transaction, and the payment of related fees and expenses, with debt financing arrangements in an aggregate principal amount of approximately $45.9 billion, equity financing arrangements of approximately $4.4 billion, and cash on hand of approximately $7.8 billion.

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

•
Other Corporate Expenses — Other corporate expenses consists of severance, facility action costs, and stock-based compensation expense associated with equity awards. Severance costs are primarily related to severance and benefits for employees terminated pursuant to cost savings initiatives. Facility action costs included in the second quarter and first six months of Fiscal 2018 were $29 million and $108 million, respectively. We expect to incur these costs over the next six months as we continue to integrate owned and leased facilities and as we seek opportunities for operational efficiencies and cost savings. Other corporate expenses vary from period to period and are significantly impacted by the timing and nature of these events. Therefore, although we may incur these types of expenses in the future, we believe that eliminating these charges for purposes of calculating the non-GAAP financial measures presented below facilitates a more meaningful evaluation of our current operating performance and comparisons to our past operating performance.

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

The table below presents a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP measure for each of the periods presented:

	Three Months Ended			Six Months Ended
	August 4, 2017	% Change	July 29, 2016 (a)	August 4, 2017	% Change	July 29, 2016 (a)
	(in millions, except percentages)
Product net revenue	$14,355	31%	$10,961	$27,323	29%	$21,144
Non-GAAP adjustments:
Impact of purchase accounting	50		—	105		(1)
Non-GAAP product net revenue	$14,405	31%	$10,961	$27,428	30%	$21,143

Services net revenue	$4,944	133%	$2,119	$9,792	134%	$4,177
Non-GAAP adjustments:
Impact of purchase accounting	285		65	585		144
Non-GAAP services net revenue	$5,229	139%	$2,184	$10,377	140%	$4,321

Net revenue	$19,299	48%	$13,080	$37,115	47%	$25,321
Non-GAAP adjustments:
Impact of purchase accounting	335		65	690		143
Non-GAAP net revenue	$19,634	49%	$13,145	$37,805	48%	$25,464

Product gross margin	$1,977	35%	$1,466	$3,486	22%	$2,850
Non-GAAP adjustments:
Impact of purchase accounting	63		12	128		24
Amortization of intangibles	920		101	1,870		202
Transaction-related expenses	6		(2)	8		(2)
Other corporate expenses	3		3	6		4
Non-GAAP product gross margin	$2,969	88%	$1,580	$5,498	79%	$3,078

Services gross margin	$2,832	226%	$870	$5,625	235%	$1,679
Non-GAAP adjustments:
Impact of purchase accounting	285		67	585		144
Amortization of intangibles	—		—	—		—
Transaction-related expenses	4		(2)	9		(3)
Other corporate expenses	10		—	29		2
Non-GAAP services gross margin	$3,131	235%	$935	$6,248	243%	$1,822

Gross margin	$4,809	106%	$2,336	$9,111	101%	$4,529
Non-GAAP adjustments:
Impact of purchase accounting	348		79	713		168
Amortization of intangibles	920		101	1,870		202
Transaction-related expenses	10		(4)	17		(5)
Other corporate expenses	13		3	35		6
Non-GAAP gross margin	$6,100	143%	$2,515	$11,746	140%	$4,900

	Three Months Ended			Six Months Ended
	August 4, 2017	% Change	July 29, 2016 (a)	August 4, 2017	% Change	July 29, 2016 (a)
	(in millions, except percentages)
Operating expenses	$5,788	155%	$2,269	$11,590	152%	$4,601
Non-GAAP adjustments:
Impact of purchase accounting	(58)		(19)	(116)		(36)
Amortization of intangibles	(820)		(390)	(1,646)		(780)
Transaction-related expenses	(128)		(76)	(312)		(134)
Other corporate expenses	(234)		(25)	(519)		(46)
Non-GAAP operating expenses	$4,548	159%	$1,759	$8,997	150%	$3,605

Operating income (loss)	$(979)	NM	$67	$(2,479)	NM	$(72)
Non-GAAP adjustments:
Impact of purchase accounting	406		98	829		204
Amortization of intangibles	1,740		491	3,516		982
Transaction-related expenses	138		72	329		129
Other corporate expenses	247		28	554		52
Non-GAAP operating income	$1,552	105%	$756	$2,749	112%	$1,295

Net loss from continuing operations	$(978)	(273)%	$(262)	$(2,361)	(244)%	$(686)
Non-GAAP adjustments:
Impact of purchase accounting	406		98	829		204
Amortization of intangibles	1,740		491	3,516		982
Transaction-related expenses	138		69	329		126
Other corporate expenses	247		28	554		52
Aggregate adjustment for income taxes	(680)		(62)	(1,413)		(52)
Non-GAAP net income from continuing operations	$873	141%	$362	$1,454	132%	$626
_____________________
(a) The amounts presented for the three and six months ended July 29, 2016 are different from those reported on our Form 10-Q for the quarterly period ended July 29, 2016 previously filed with the SEC, because we reclassified an immaterial amount of net income from discontinued operations to continuing operations to reflect the updated terms of the applicable divestitures as the result of continued negotiations and finalization of terms of the sale.

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

The table below presents a reconciliation of EBITDA and adjusted EBITDA to net loss from continuing operations for the periods presented:

	Three Months Ended			Six Months Ended
	August 4, 2017	% Change	July 29, 2016	August 4, 2017	% Change	July 29, 2016
	(in millions, except percentages)
Net loss from continuing operations	$(978)	(273)%	$(262)	$(2,361)	(244)%	$(686)
Adjustments:
Interest and other, net (a)	545		349	1,118		568
Income tax provision (benefit)	(546)		(20)	(1,236)		46
Depreciation and amortization	2,142		605	4,354		1,223
EBITDA	$1,163	73%	$672	$1,875	63%	$1,151

EBITDA	$1,163	73%	$672	$1,875	63%	$1,151
Adjustments:
Stock-based compensation expense	208		19	409		33
Impact of purchase accounting (b)	335		75	692		158
Transaction-related expenses (c)	138		109	329		166
Other corporate expenses (d)	22		9	128		19
Adjusted EBITDA	$1,866	111%	$884	$3,433	125%	$1,527
________________

(a)	See "Results of Operations — Interest and Other, Net" for more information on the components of interest and other, net.

(b)	This amount includes the non-cash purchase accounting adjustments related to the EMC merger transaction and the going-private transaction.

(c)	Transaction-related expenses consist of acquisition, integration, and divestiture related costs.

(d)	Consists of severance and facility action costs.

RESULTS OF OPERATIONS

Consolidated Results

The following table summarizes our consolidated results from continuing operations for each of the periods presented. Unless otherwise indicated, all changes identified for the current-period results represent comparisons to results for the prior corresponding fiscal period.

	Three Months Ended					Six Months Ended
	August 4, 2017			July 29, 2016 (a)		August 4, 2017			July 29, 2016 (a)
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue
	(in millions, except percentages)
Net revenue:
Product	$14,355	74.4%	31%	$10,961	83.8%	$27,323	73.6%	29%	$21,144	83.5%
Services	4,944	25.6%	133%	2,119	16.2%	9,792	26.4%	134%	4,177	16.5%
Total net revenue	$19,299	100.0%	48%	$13,080	100.0%	$37,115	100.0%	47%	$25,321	100.0%
Gross margin:
Product (b)	$1,977	13.8%	35%	$1,466	13.4%	$3,486	12.8%	22%	$2,850	13.5%
Services (c)	2,832	57.3%	226%	870	41.1%	5,625	57.4%	235%	1,679	40.2%
Total gross margin	$4,809	24.9%	106%	$2,336	17.9%	$9,111	24.5%	101%	$4,529	17.9%
Operating expenses	$5,788	30.0%	155%	$2,269	17.3%	$11,590	31.2%	152%	$4,601	18.2%
Operating income (loss)	$(979)	(5.1)%	NM	$67	0.5%	$(2,479)	(6.7)%	NM	$(72)	(0.3)%
Net loss from continuing operations	$(978)	(5.1)%	(273)%	$(262)	(2.0)%	$(2,361)	(6.4)%	(244)%	$(686)	(2.7)%
Net income (loss) attributable to Dell Technologies Inc.	$(946)	(4.9)%	NM	$573	4.4%	$(2,280)	(6.1)%	(463)%	$628	2.5%

Non-GAAP Financial Information
Non-GAAP net revenue:
Product	$14,405	73.4%	31%	$10,961	83.4%	$27,428	72.6%	30%	$21,143	83.0%
Services	5,229	26.6%	139%	2,184	16.6%	10,377	27.4%	140%	4,321	17.0%
Total non-GAAP net revenue	$19,634	100.0%	49%	$13,145	100.0%	$37,805	100.0%	48%	$25,464	100.0%
Non-GAAP gross margin:
Product (b)	$2,969	20.6%	88%	$1,580	14.4%	$5,498	20.0%	79%	$3,078	14.6%
Services (c)	3,131	59.9%	235%	935	42.8%	6,248	60.2%	243%	1,822	42.2%
Total non-GAAP gross margin	$6,100	31.1%	143%	$2,515	19.1%	$11,746	31.1%	140%	$4,900	19.2%
Non-GAAP operating expenses	$4,548	23.2%	159%	$1,759	13.4%	$8,997	23.8%	150%	$3,605	14.2%
Non-GAAP operating income	$1,552	7.9%	105%	$756	5.8%	$2,749	7.3%	112%	$1,295	5.1%
Non-GAAP net income from continuing operations	$873	4.4%	141%	$362	2.8%	$1,454	3.8%	132%	$626	2.5%
EBITDA	$1,163	5.9%	143%	$672	3.6%	$1,875	5.0%	63%	$1,151	4.5%
Adjusted EBITDA	$1,866	9.5%	190%	$884	4.9%	$3,433	9.1%	125%	$1,527	6.0%
____________________
(a) The amounts presented for the three and six months ended July 29, 2016 are different from those reported on our Form 10-Q for the quarterly period ended July 29, 2016 previously filed with the SEC, because we reclassified an immaterial amount of net income from discontinued operations to continuing operations to reflect the updated terms of the applicable divestitures as the result of continued negotiations and finalization of terms of the sale.

(b)	Product gross margin percentages represent product gross margin as a percentage of product net revenue, and non-GAAP product gross margin as a percentage of non-GAAP product net revenue.

(c)	Services gross margin percentages represent services gross margin as a percentage of services net revenue, and non-GAAP services gross margin as a percentage of non-GAAP services net revenue.

NM	Not meaningful.

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

As a result of the EMC merger transaction completed on September 7, 2016 and its impact on the second quarter and first six months of Fiscal 2018, our results for the fiscal periods discussed below are not directly comparable.

Overview

During the second quarter and first six months of Fiscal 2018, our net revenue increased 48% and 47%, respectively. During the second quarter and first six months of Fiscal 2018, our non-GAAP net revenue increased 49% and 48%, respectively. The increase in net revenue and non-GAAP net revenue was primarily attributable to revenue from the EMC acquired businesses and, to a lesser extent, an increase in revenue from CSG. The EMC merger transaction had an impact on the mix of revenue contributed by our business units. CSG net revenue represented approximately 50% of our net revenue during the second quarter and first six months of Fiscal 2018. In comparison, CSG net revenue represented a higher proportion of our revenue prior to the EMC merger transaction, accounting for approximately 70% of our net revenue during the second quarter and first six months of Fiscal 2017.

During the second quarter of Fiscal 2018, our operating loss was $1.0 billion, compared to an operating income of $0.1 billion during the second quarter of Fiscal 2017. During the first six months of Fiscal 2018 and Fiscal 2017, our operating loss was $2.5 billion and $0.1 billion, respectively. The increase in our operating loss for the second quarter and first six months of Fiscal 2018 was primarily attributable to an increase in amortization of intangible assets, purchase accounting adjustments, and compensation and benefits expense as a result of growth in our headcount related to the EMC merger transaction. The increase in operating expenses was partially offset by the favorable impact of incremental gross margin from the EMC acquired businesses.

Our operating loss was impacted by purchase accounting adjustments associated with the EMC merger transaction and, to a lesser extent, the going-private transaction, amortization of intangible assets, transaction-related expenses, and other corporate expenses. In aggregate, these items totaled $2.5 billion and $5.2 billion for the second quarter and first six months of Fiscal 2018, respectively. In comparison, these items totaled $0.7 billion and $1.4 billion for the second quarter and first six months of Fiscal 2017, respectively, and in these periods purchase accounting adjustments related only to the going-private transaction. Excluding these adjustments, non-GAAP operating income increased 105% to $1.6 billion during the second quarter of Fiscal 2018 and 112% to $2.7 billion during the first six months of Fiscal 2018. The increase in non-GAAP operating income in both periods was primarily attributable to the favorable impact of incremental non-GAAP operating income from the EMC acquired businesses.

Cash provided by operating activities was $2.1 billion and $1.8 billion during the first six months of Fiscal 2018 and Fiscal 2017, respectively. Operating cash flows during the first six months of Fiscal 2018 were driven by overall profitability, partially offset by cash paid for interest and taxes. See "Market Conditions, Liquidity, and Capital Commitments" for further information on our cash flow metrics.

Net Revenue

During the second quarter and first six months of Fiscal 2018, our net revenue increased 48% and 47%, respectively, primarily due to incremental revenue from the EMC acquired businesses, offset partially by an increase in purchase accounting adjustments as a result of the EMC merger transaction. Our non-GAAP net revenue increased 49% and 48%, respectively, during the second quarter and first six months of Fiscal 2018 primarily due to the incremental net revenue from the EMC acquired businesses. An increase of 7% and 6%, respectively, in CSG net revenue also contributed to higher net revenue and non-GAAP net revenue during the second quarter and first six months of Fiscal 2018, but to a lesser extent. See "Business Unit Results — Client Solutions Group" for further information.

•
Product Net Revenue — Product net revenue includes revenue from the sale of hardware products and Dell Technologies-owned software licenses. During the second quarter and first six months of Fiscal 2018, product net revenue increased 31% and 29%, respectively. During the second quarter and first six months of Fiscal 2018, non-GAAP product net revenue increased 31% and 30%, respectively. The increases in product net revenue and non-GAAP product net revenue were primarily due to the incremental product net revenue from the EMC acquired businesses.

•
Services Net Revenue — Services net revenue includes revenue from our services offerings, third-party software license sales, and support services related to Dell Technologies-owned software and hardware. During the second quarter and first six months of Fiscal 2018, services net revenue increased 133% and 134%, respectively. Non-GAAP services net revenue increased 139% and 140% during the second quarter and first six months of Fiscal 2018, respectively. These increases were primarily due to the incremental services net revenue from the EMC acquired businesses.

See "Business Unit Results" for further information regarding revenue from our products, services, and software offerings.

From a geographical perspective, net revenue generated by sales to customers in all regions increased during the second quarter and first six months of Fiscal 2018 primarily as a result of the incremental net revenue from the EMC acquired businesses. Our mix of revenues generated in the Americas, EMEA, and APJ did not change substantially as a result of the EMC merger transaction.

Gross Margin

During the second quarter and first six months of Fiscal 2018, our gross margin increased 106% to $4.8 billion, and 101% to $9.1 billion, respectively. During the second quarter and first six months of Fiscal 2018 our gross margin percentage increased 700 basis points to 24.9%, and 660 basis points to 24.5%, respectively. The increases in our gross margin and gross margin percentage were primarily attributable to incremental gross margin from the EMC acquired businesses, which have higher gross margin percentages. This increase was partially offset by the higher impact of purchase accounting adjustments and amortization of intangibles as a result of the EMC merger transaction.

Our gross margin for the second quarter and first six months of Fiscal 2018 included the effect of $1.3 billion and $2.6 billion, respectively, of amortization of intangibles and purchase accounting adjustments related to the EMC merger transaction and, to a lesser extent, the going-private transaction. In comparison, the impact of purchase accounting and amortization of intangibles totaled $0.2 billion and $0.4 billion in the second quarter and first six months of Fiscal 2017, respectively, and in these periods related only to the going-private transaction. Excluding these costs, transaction-related expenses, and other corporate expenses, non-GAAP gross margin for the second quarter increased 143% to $6.1 billion and non-GAAP gross margin percentage increased 1,200 basis points to 31.1%. For the first six months of Fiscal 2018, non-GAAP gross margin increased 140% to $11.7 billion and non-GAAP gross margin percentage increased 1190 basis points to 31.1%. The increase in non-GAAP gross margin and non-GAAP gross margin percentage was primarily attributable to incremental gross margin from the EMC acquired businesses, which have higher gross margin percentages.

•
Products — During the second quarter of Fiscal 2018, product gross margin increased 35% to $2.0 billion and product gross margin percentage increased 40 basis points to 13.8%. The increase in product gross margin and product gross margin percentage was driven primarily by additional product gross margin from the EMC acquired businesses, which was largely offset by an increase in amortization of intangibles related to the EMC merger transaction.

During the first six months of Fiscal 2018, product gross margin increased 22% to $3.5 billion and product gross margin percentage decreased 70 basis points to 12.8%. The increase in product gross margin was driven primarily by additional product gross margin from the EMC acquired businesses, which was largely offset by an increase in amortization of intangibles related to the EMC merger transaction. The decrease in product gross margin percentage was driven by an increase in amortization of intangibles and, to a lesser extent, a decrease in CSG product gross margin percentage primarily driven by the increase in component costs during the period.

During the second quarter of Fiscal 2018, non-GAAP product gross margin increased 88% to $3.0 billion and non-GAAP product gross margin percentage increased 620 basis points to 20.6%. During the first six months of Fiscal 2018, non-GAAP product gross margin increased 79% to $5.5 billion, and non-GAAP product gross margin percentage increased 540 basis points to 20.0%. The increases in non-GAAP product gross margin and non-GAAP product gross margin percentage were primarily attributable to the incremental product gross margin from the EMC acquired businesses, which have higher gross margin percentages.

In the second quarter of Fiscal 2018, we entered into a settlement agreement with a vendor to resolve a dispute regarding past pricing practices. Our gross margin for the second quarter of Fiscal 2018 included a benefit of $68 million related to receipt of payment under the settlement. Vendor settlements are allocated to our segments based on the relative amount of affected vendor products sold by each segment. The $68 million settlement benefit was entirely allocated to CSG.

•
Services — During the second quarter of Fiscal 2018, services gross margin increased 226% to $2.8 billion and services gross margin percentage increased 1,620 basis points to 57.3%. The increase in services gross margin and services gross margin percentage was primarily attributable to the incremental services gross margin from the EMC acquired businesses, which have higher gross margin percentages. Purchase accounting adjustments totaled $0.3 billion during the second quarter of Fiscal 2018, compared to $0.1 billion during the second quarter of Fiscal 2017. Excluding these costs, transaction-related expenses, and other corporate expenses, non-GAAP services gross margin increased 235% to $3.1 billion and non-GAAP services gross margin percentage increased 1,710 basis points to 59.9%.

During the first six months of Fiscal 2018, services gross margin increased 235% to $5.6 billion and services gross margin percentage increased 1,720 basis points to 57.4%. The increase in services gross margin and gross margin percentage was primarily attributable to the incremental services gross margin from the EMC acquired businesses, which have higher gross margin percentages. Purchase accounting adjustments totaled $0.6 billion during the first six months of Fiscal 2018, compared to $0.1 billion during the first six months of Fiscal 2017. Excluding these costs, transaction-related expenses, and other corporate expenses, non-GAAP services gross margin increased 243% to $6.2 billion and non-GAAP services gross margin percentage increased 1800 basis points to 60.2%.

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

The terms and conditions of our vendor rebate programs are largely based on product volumes and are generally negotiated either at the beginning of the annual or quarterly period, depending on the program. The timing and amount of vendor rebates and other discounts we receive under the programs may vary from period to period, reflecting changes in the competitive environment. We monitor our component costs and seek to address the effects of any changes to terms that might arise under our vendor rebate programs. Our gross margins for the second quarter and first six months of Fiscal 2018 and Fiscal 2017 were not materially affected by any changes to the terms of our vendor rebate programs, as the amounts we received under these programs were generally stable relative to our total net cost. We are not aware of any significant changes to vendor pricing or rebate programs that may impact our results in the near term.

In addition, we have pursued legal action against certain vendors and are currently involved in negotiations with other vendors regarding their past pricing practices. We have negotiated settlements with some of these vendors and may have additional settlements in future periods. These settlements are allocated to our segments based on the relative amount of affected vendor products sold by each segment. As discussed above, a pricing settlement was recorded in the second quarter of Fiscal 2018 that benefited product gross margins by $68 million in the second quarter and first six months of Fiscal 2018.  No such settlements were recorded in the second quarter and first six months of Fiscal 2017 that would have a material impact on product gross margins in the current quarter or affect comparability with product gross margin in the second quarter and first six months of Fiscal 2018.

Operating Expenses

The following table presents information regarding our operating expenses during each of the periods presented:

	Three Months Ended					Six Months Ended
	August 4, 2017			July 29, 2016		August 4, 2017			July 29, 2016
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue
	(in millions, except percentages)
Operating expenses:
Selling, general, and administrative	$4,695	24.3%	132%	$2,023	15.5%	$9,364	25.2%	129%	$4,091	16.2%
Research and development	1,093	5.7%	344%	246	1.9%	2,226	6.0%	336%	510	2.0%
Total operating expenses	$5,788	30.0%	155%	$2,269	17.4%	$11,590	31.2%	152%	$4,601	18.2%

Other Financial Information
Non-GAAP operating expenses	$4,548	23.2%	159%	$1,759	13.4%	$8,997	23.8%	150%	$3,605	14.2%

During the second quarter and first six months of Fiscal 2018, total operating expenses increased 155% and 152%, respectively. The increase in total operating expenses was primarily due to incremental operating costs of the EMC acquired businesses. Our operating expenses include the impact of purchase accounting associated with the EMC merger transaction and, to a lesser extent, the going-private transaction, amortization of intangible assets, transaction-related expenses, and other corporate expenses. In aggregate, these items totaled $1.2 billion and $0.5 billion for the second quarter of Fiscal 2018 and Fiscal 2017, respectively, and $2.6 billion and $1.0 billion for the first six months of Fiscal 2018 and Fiscal 2017, respectively. Excluding these costs, total non-GAAP operating expenses for the second quarter and first six months of Fiscal 2018 increased 159% and 150%, respectively, primarily due to the incremental operating costs from the EMC acquired businesses.

•
Selling, General, and Administrative — Selling, general, and administrative ("SG&A") expenses increased 132% and 129%, respectively, during the second quarter and first six months of Fiscal 2018. The increases in SG&A expenses were primarily driven by incremental operating costs of the EMC acquired businesses.

•
Research and Development — Research and development ("R&D") expenses are primarily composed of personnel-related expenses related to product development. R&D expenses as a percentage of net revenue for the second quarter and first six months of Fiscal 2018 were approximately 5.7% and 6.0%, respectively. In comparison, R&D expenses as a percentage of net revenue for the second quarter and first six months of Fiscal 2017 were 1.9% and 2.0%, respectively. The increases in R&D expenses were attributable to the expansion of our R&D capability through the EMC merger transaction. As our industry continues to change and as the needs of our customers evolve, we intend to support R&D initiatives to innovate and introduce new and enhanced solutions into the market.

We will continue to balance our efforts to drive cost efficiencies in the business with strategic investments in areas that will enable growth, such as our sales force, marketing, and R&D.

Operating Income/Loss

Our operating loss was $1.0 billion during the second quarter of Fiscal 2018, compared to an operating income of $0.1 billion during the second quarter of Fiscal 2017. Operating loss was $2.5 billion during the first six months of Fiscal 2018 compared to $0.1 billion during the first six months of Fiscal 2017. The increase in operating loss was primarily attributable to higher operating expenses, partially offset by increases in gross margin. Our operating loss includes the impact of purchase accounting associated with the EMC merger transaction and, to a lesser extent, the going-private transaction, amortization of intangible assets, transaction-related expenses, and other corporate expenses. In aggregate, these items totaled $2.5 billion and $0.7 billion for the first quarter of Fiscal 2018 and Fiscal 2017, respectively, and $5.2 billion and $1.4 billion for the first six months of Fiscal 2018 and Fiscal 2017, respectively. Excluding these costs, non-GAAP operating income for the second quarter of Fiscal 2018 increased 105% to $1.6 billion, and non-GAAP operating income for the first six months of Fiscal 2018 increased 112% to $2.7 billion. The increase in non-GAAP operating income was primarily attributable to an increase in gross margin, which was partially offset by higher operating expenses from the EMC acquired businesses.

Interest and Other, Net

The following table provides information regarding interest and other, net for each of the periods presented:

	Three Months Ended		Six Months Ended
	August 4, 2017	July 29, 2016	August 4, 2017	July 29, 2016
	(in millions)
Interest and other, net:
Investment income, primarily interest	$57	$15	$95	$24
Gain on investments, net	26	2	25	2
Interest expense	(598)	(352)	(1,195)	(515)
Foreign exchange	(15)	(13)	(42)	(55)
Other	(15)	(1)	(1)	(24)
Total interest and other, net	$(545)	$(349)	$(1,118)	$(568)

During the second quarter and first six months of Fiscal 2018, changes in interest and other, net were unfavorable by $196 million and $550 million, respectively, primarily due to an increase in interest expense from higher average debt balances from debt issued in connection with the EMC merger transaction. See Note 7 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information regarding our debt.

Income and Other Taxes

For the second quarter and first six months of Fiscal 2018 our effective income tax rates for continuing operations were 35.8% and 34.4%, respectively, on pre-tax losses from continuing operations of $1,524 million and $3,597 million, respectively. For the second quarter and first six months of Fiscal 2017, our effective income tax rates for continuing operations were 7.1% and (7.2)%, respectively, on pre-tax losses from continuing operations of $282 million and $640 million, respectively. The change in our effective income tax rate was primarily attributable to prior year tax charges recognized in the first six months of Fiscal 2017 related to the divestiture of Dell Services and DSG, as well as tax benefits from charges associated with the EMC merger transaction incurred in the first six months of Fiscal 2018, including purchase accounting adjustments, interest charges, and stock-based compensation expense. See Note 2 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information on the EMC merger transaction. The income tax rate for future quarters of Fiscal 2018 will be impacted by the actual mix of jurisdictions in which income is generated.

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

For further discussion regarding tax matters, including the status of income tax audits, see Note 13 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Net Income/Loss from Continuing Operations

During the second quarter and first six months of Fiscal 2018, net loss from continuing operations increased 273% to a net loss of $1.0 billion and 244% to a net loss of $2.4 billion, respectively. The increase in net loss from continuing operations was primarily attributable to an increase in operating loss and to an increase in interest and other, net expense. The effect of these factors was partially offset by an increase in tax benefit during the periods. See Note 13 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information regarding our effective tax rate.

Net loss from continuing operations for the second quarter and first six months of Fiscal 2018 included amortization of intangible assets, the impact of purchase accounting, transaction-related expenses, and other corporate expenses. Excluding these costs, non-GAAP net income from continuing operations increased 141% to $0.9 billion and 132% to $1.5 billion during the second quarter and first six months of Fiscal 2018, respectively. These increases in non-GAAP net income from continuing operations were primarily attributable to increases in operating income, the effects of which were partially offset by increases in interest and other, net expense.

Non-controlling Interests

During the second quarter and first six months of Fiscal 2018, net loss attributable to non-controlling interests was $32 million and $81 million, respectively, which primarily consisted of net loss attributable to non-controlling interest in VMware, Inc. of $27 million and $72 million, respectively. During the second quarter and first six months of Fiscal 2017, Dell Technologies had an immaterial amount of non-controlling interest related to SecureWorks, which completed a registered underwritten initial public offering of its Class A common stock on April 27, 2016. For more information about our non-controlling interests, see Note 15 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Net Income/Loss Attributable to Dell Technologies Inc.

Net loss attributable to Dell Technologies Inc. represents net income/loss from continuing operations, an adjustment for non-controlling interests, and, in Fiscal 2017, an adjustment for discontinued operations. During the second quarter and first six months of Fiscal 2018, net loss attributable to Dell Technologies Inc. was $0.9 billion and 2.3 billion, respectively, compared to net income attributable to Dell Technologies Inc. of $0.6 billion during both the second quarter and first six months of Fiscal 2017. These increases in net loss attributable to Dell Technologies Inc. were primarily attributable to an increase in net loss from continuing operations and the absence of income from our discontinued operations in Fiscal 2018, due to the completion of the divestiture transactions in Fiscal 2017. For more information regarding our discontinued operations, see Note 3 of the Notes to the Condensed Consolidated Financial Statements included in this report.

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

Client Solutions Group:

The following table presents net revenue and operating income attributable to CSG for the respective periods:

	Three Months Ended			Six Months Ended
	August 4, 2017	% Change	July 29, 2016	August 4, 2017	% Change	July 29, 2016
	(in millions, except percentages)
Net Revenue:
Commercial	$7,196	6%	$6,798	$13,546	5%	$12,943
Consumer	2,655	10%	2,422	5,361	11%	4,848
Total CSG net revenue	$9,851	7%	$9,220	$18,907	6%	$17,791

Operating Income:
CSG operating income	$566	17%	$484	$940	8%	$869
% of segment net revenue	5.7%		5.2%	5.0%		4.9%

Net Revenue — During the second quarter and first six months of Fiscal 2018, CSG net revenue increased 7% and 6%, respectively, driven by an increase in both commercial and consumer net revenue. The increases in CSG net revenue were primarily driven by increases in units sold as we benefited from a general improvement in customer demand for our products, which favored premium notebooks and workstations. CSG revenue also benefited from an increase in overall average selling price, particularly in consumer, as we managed our pricing in response to the cost environment during the period. From a geographical perspective, net revenue attributable to CSG increased across all regions during the second quarter and first six months of Fiscal 2018.

Operating Income — During the second quarter and first six months of Fiscal 2018, CSG operating income as a percentage of net revenue increased 50 basis points to 5.7%, and 10 basis points to 5.0%, respectively. The increases in our operating income percentage included a $68 million favorable impact from a vendor pricing settlement received during the second quarter of Fiscal 2018, which resulted in an incremental benefit of 70 basis points and 40 basis points to our operating income percentage during the second quarter and first six months of Fiscal 2018, respectively. Excluding the benefit of the vendor settlement to operating income, we experienced an overall decline in our operating income percentage due to increases in certain component costs that we were not able to fully offset through pricing. We expect that component cost increases will continue to be challenging in the near term. The decline in our operating income percentage was partially offset by favorability in our operating expense percentage as we continue to manage our cost position.

Infrastructure Solutions Group:

The following table presents net revenue and operating income attributable to ISG for the respective periods:

	Three Months Ended			Six Months Ended
	August 4, 2017	% Change	July 29, 2016	August 4, 2017	% Change	July 29, 2016
	(in millions, except percentages)
Net Revenue:
Servers and networking	$3,740	16%	$3,237	$6,971	10%	$6,312
Storage	3,666	576%	542	7,351	581%	1,080
Total ISG net revenue	$7,406	96%	$3,779	$14,322	94%	$7,392

Operating Income:
ISG operating income	$430	43%	$300	$753	53%	$492
% of segment net revenue	5.8%		7.9%	5.3%		6.7%

Net Revenue — During the second quarter and first six months of Fiscal 2018, ISG net revenue increased 96% and 94%, respectively. The increases in ISG revenue during the second quarter and first six months of Fiscal 2018 were primarily due to incremental storage net revenue associated with the acquired EMC storage business. We are experiencing reduced demand in ISG for certain elements of our storage portfolio, particularly traditional midrange storage offerings. Midrange products are generally defined as those products priced between $25,000-$250,000. We are addressing this dynamic through investments in our go-to-market capability and product enhancements. Revenue from servers and networking during the second quarter and first six months of Fiscal 2018 increased 16% and 10%, respectively, primarily resulting from an increase in sale of PowerEdge units, and an increase in average selling prices of PowerEdge as we managed our pricing in response to the current component cost environment.

From a geographical perspective, during the second quarter and first six months of Fiscal 2018, ISG net revenue increased in all regions due to the incremental revenue from the EMC acquired storage business. The EMC acquired storage business operates on a world-wide basis with a geographic mix similar to that of the legacy Dell ISG business.

Operating Income — During the second quarter and first six months of Fiscal 2018, ISG operating income as a percentage of net revenue decreased 210 basis points to 5.8%, and 140 basis points to 5.3%, respectively. While the acquired EMC storage business contributed higher gross margin overall, we experienced gross margin pressure due to changing product mix within ISG as well as component cost inflation, which we expect to continue in the near term. ISG operating income also was affected by increased operating expenses reflecting larger investments in sales and research and development.

VMware:

The following table presents net revenue and operating income attributable to VMware for the respective periods:

	Three Months Ended			Six Months Ended
	August 4, 2017	% Change	July 29, 2016	August 4, 2017	% Change	July 29, 2016
	(in millions, except percentages)
Net Revenue:
VMware net revenue	$1,907	NA	$—	$3,643	NA	$—

Operating Income:
VMware operating income	$561	NA	$—	$1,047	NA	$—
% of segment net revenue	29.4%		NA	28.7%		NA

Net Revenue — VMware net revenue during the second quarter and first six months of Fiscal 2018 primarily consisted of revenue from the sale of software licenses under perpetual licenses, related software maintenance and support, training, consulting services, and hosted services. VMware net revenue for the second quarter of Fiscal 2018 grew 10% relative to the first quarter of Fiscal 2018, benefiting from balanced performance in all major geographies and broad strength across the product portfolio, particularly in our emerging product offerings.

From a geographical perspective, approximately half of VMware net revenue during the second quarter and first six months of Fiscal 2018 was generated from sales to customers in the United States.

Operating Income — During the second quarter and first six months of Fiscal 2018, VMware operating income as a percentage of net revenue was 29.4% and 28.7%, respectively.

OTHER BALANCE SHEET ITEMS

Accounts Receivable

We sell products and services directly to customers and through a variety of sales channels, including retail distribution. Our accounts receivable, net, was $9.7 billion and $9.4 billion as of August 4, 2017 and February 3, 2017, respectively. We maintain an allowance for doubtful accounts to cover receivables that may be deemed uncollectible. The allowance for losses is based on a provision for accounts that are collectively evaluated based on historical bad debt experience as well as specific identifiable customer accounts that are deemed at risk. As of August 4, 2017 and February 3, 2017, the allowance for doubtful accounts was $80 million and $57 million, respectively. Based on our assessment, we believe that we are adequately reserved for expected credit losses. We monitor the aging of our accounts receivable and continue to take actions to reduce our exposure to credit losses.

Dell Financial Services and Financing Receivables

Dell Financial Services, referred to as DFS, offers a wide range of financial services, including originating, collecting, and servicing customer receivables primarily related to the purchase of Dell products. Following the closing of the EMC merger transaction, DFS began offering similar financial services related to the purchase of Dell EMC and VMware products. In some cases, we originate financing activities for our commercial customers related to the purchase of third-party technology products that complement our portfolio of products and services. New financing originations, which represent the amounts of financing provided by DFS to customers for equipment and related software and services, including third-party originations, were $1.6 billion and $1.0 billion for the second quarter of Fiscal 2018 and Fiscal 2017, respectively, and $2.7 billion and $1.9 billion for the first six months of Fiscal 2018 and Fiscal 2017, respectively. As of August 4, 2017 and February 3, 2017, our financing receivables, net were $6.7 billion and $5.9 billion, respectively.

We have securitization programs to fund revolving loans and fixed-term leases and loans through consolidated special purpose entities, referred to as SPEs, which we account for as secured borrowings. We transfer certain U.S. and European customer financing receivables to these SPEs, whose purpose is to facilitate the funding of customer receivables through financing arrangements with multi-seller conduits that issue asset-backed debt securities in the capital markets and to private investors. During the second quarter of Fiscal 2018 and Fiscal 2017, we transferred $1.0 billion and $0.8 billion, respectively, to these SPEs, and during the first six months of Fiscal 2018 and Fiscal 2017, we transferred $1.9 billion and $1.4 billion, respectively, to the SPEs. The structured financing debt related to all of our securitization programs included as secured borrowing was $3.6 billion and $3.1 billion as of August 4, 2017 and February 3, 2017, respectively. In addition, the carrying amount of the corresponding financing receivables was $4.2 billion and $3.6 billion as of August 4, 2017 and February 3, 2017, respectively. As a result of the EMC merger transaction, we are expanding our existing securitization programs to allow for additional funding of customer receivables in the capital markets.
We maintain an allowance to cover expected financing receivable credit losses and evaluate credit loss expectations based on our total portfolio. For the second quarter of Fiscal 2018 and Fiscal 2017, the principal charge-off rate for our total portfolio was 1.8% and 2.0%, respectively. For the first six months of Fiscal 2018 and Fiscal 2017, the principal charge-off rate for our total portfolio was 1.7% and 2.1%, respectively. The credit quality of our financing receivables has improved in recent years due to an overall improvement in the credit environment and as the mix of high-quality commercial accounts in our portfolio has increased. We expect that trend to continue with increased commercial customer volume resulting from the EMC merger transaction. The allowance for losses is determined based on various factors, including historical and anticipated experience, past due receivables, receivable type, and customer risk profile. At August 4, 2017 and February 3, 2017, the allowance for financing receivable losses was $135 million and $143 million, respectively. In general, the loss rates on our financing receivables have improved over the periods presented.  We expect relatively stable loss rates in future periods, with movements in these rates being primarily driven by seasonality and a continued shift in portfolio composition to lower risk commercial assets. We continue to monitor broader economic indicators and their potential impact on future loss performance. We have an extensive process to manage our exposure to customer credit risk, including active management of credit lines and our collection activities. We also sell selected fixed-term financing receivables to unrelated third parties on a periodic basis, primarily to manage certain concentrations of customer credit exposure.  Based on our assessment of the customer financing receivables, we believe that we are adequately reserved.
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

Our total deferred revenue was $19.6 billion and $18.7 billion as of August 4, 2017 and February 3, 2017, respectively. A majority of our deferred revenue as of August 4, 2017 is expected to be recognized over the next two years.

Off-Balance Sheet Arrangements
As of August 4, 2017, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition or results of operations.

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

The impact of any credit adjustments related to our use of counterparties on our Condensed Consolidated Financial Statements included in this report has been immaterial.

Liquidity and Capital Resources

To support our ongoing business operations, we rely on operating cash flows as our primary source of liquidity. We monitor the efficiency of our balance sheet to ensure that we have adequate liquidity to support our strategic initiatives. In addition to internally generated cash, we have access to other capital sources to finance our strategic initiatives and fund growth in our financing operations. As of August 4, 2017, we had $9.2 billion of total cash and cash equivalents, the majority of which was held outside of the United States. Our strategy is to deploy capital from any potential source, whether internally generated cash or debt, depending on the adequacy and availability of that source of capital and whether it can be accessed in a cost-effective manner.

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

The following table summarizes our cash and cash equivalents as well as our available borrowings as of August 4, 2017 and February 3, 2017:

	August 4, 2017	February 3, 2017
	(in millions)
Cash and cash equivalents, and available borrowings:
Cash and cash equivalents (a)	$9,213	$9,474
Remaining available borrowings under the Revolving Credit Facility	3,104	2,678
Total cash, cash equivalents, and available borrowings	$12,317	$12,152
__________________
(a) Of the $9.2 billion of cash and cash equivalents as of August 4, 2017, $3.6 billion was held by VMware, Inc.

The Revolving Credit Facility has maximum aggregate borrowings of approximately $3.2 billion. Available borrowings under the Revolving Credit Facility are reduced by draws on the facility as well as by outstanding letters of credit. As of August 4, 2017, remaining available borrowings under this facility totaled approximately $3.1 billion. These available borrowings may be used periodically for general corporate purposes.

We believe that our current cash and cash equivalents, along with cash that will be provided by future operations and borrowings expected to be available under the Revolving Credit Facility, will be sufficient over at least the next twelve months to fund our operations, capital expenditures, share repurchases, and debt service requirements.

Debt

The following table summarizes our outstanding debt as of August 4, 2017 and February 3, 2017:

	August 4, 2017	February 3, 2017
	(in millions)
Outstanding Debt:
Structured financing debt	$4,050	$3,464
Senior Secured Credit Facilities and First Lien Notes	31,107	31,638
Unsecured Notes and Debentures	2,453	2,453
Senior Notes	3,250	3,250
EMC Notes	5,500	5,500
Margin Loan Facility	2,000	—
Bridge Facilities	1,500	4,000
Other	86	51
Total debt, principal amount	49,946	50,356
Carrying value adjustments	(886)	(966)
Total debt, carrying value	$49,060	$49,390

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

During the first quarter of Fiscal 2018, we refinanced the Term Loan B Facility to reduce the interest rate margin by 0.75% and to increase the outstanding principal amount by $0.5 billion. We applied the proceeds from the Term Loan B Facility refinancing to repay $0.5 billion principal amount of the Margin Bridge Facility. Additionally, during the first quarter of Fiscal 2018, we issued the Margin Loan Facility in the principal amount of $2.0 billion, and used the proceeds of the new facility to repay the Margin Bridge Facility. Further, during the first six months of Fiscal 2018, we repaid approximately $0.6 billion principal amount of our term loan facilities, repaid $0.4 billion, net, under the Revolving Credit Facility, and issued an additional $0.6 billion, net, in structured financing debt to support the expansion of our financing receivables portfolio.

Our requirements for cash to pay principal and interest have increased significantly due to the borrowings that were required to finance the EMC merger transaction. We or our affiliates, at our or their sole discretion, may purchase, redeem, prepay, refinance, or otherwise retire our outstanding indebtedness under the terms of such indebtedness at any time and from time to time, in open market or negotiated transactions with the holders of such indebtedness, as appropriate market conditions exist.

We balance the use of our securitization programs with working capital and other sources of liquidity to fund growth in our global financial services business. Of the $49.9 billion in outstanding principal debt as of August 4, 2017, $5.8 billion, which includes $4.1 billion in structured financing debt, is used to fund this business.

Subsequent to the end of the second quarter of Fiscal 2018, VMware, Inc. issued public debt in the aggregate principal amount of $4.0 billion. Upon closing, a portion of the net proceeds from the offering was used to repay certain intercompany promissory notes previously issued to EMC in the aggregate principal amount of $1.2 billion. VMware, Inc. has disclosed that it intends to use the remaining net proceeds to fund additional repurchases of up to $1.0 billion of its Class A common stock over the next 12 months, and for general VMware, Inc. corporate purposes, including mergers and acquisitions and repaying other indebtedness.

VMware, Inc. and its subsidiaries are unrestricted subsidiaries for purposes of the existing debt of Dell Technologies.  Neither Dell Technologies nor any of its subsidiaries, other than VMware, Inc., is obligated to make payment on the VMware, Inc. public debt.  None of the net proceeds of such public debt will be made available to support the operations or satisfy any corporate purposes of Dell Technologies, other than the operations and corporate purposes of VMware, Inc. and VMware, Inc.’s subsidiaries.

See Note 7 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information about our debt and our unrestricted subsidiaries. See Note 21 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information about subsequent events.

Cash Flows

The following table contains a summary of our Condensed Consolidated Statements of Cash Flows for the respective periods:

	Six Months Ended
	August 4, 2017	July 29, 2016
	(in millions)
Net change in cash from:
Operating activities	$2,056	$1,815
Investing activities	(1,290)	(221)
Financing activities	(1,075)	(849)
Effect of exchange rate changes on cash and cash equivalents	48	52
Change in cash and cash equivalents	$(261)	$797

Operating Activities — Cash provided by operating activities was $2.1 billion and $1.8 billion during the first six months of Fiscal 2018 and Fiscal 2017, respectively. Operating cash flows during the first six months of Fiscal 2018 were driven by overall profitability, partially offset by cash paid for interest and taxes.

Investing Activities — Investing activities primarily consist of the maturities, sales, and purchases of investments, capital expenditures for property, plant, and equipment, and capitalized software development costs. Cash used by investing activities was $1.3 billion and $0.2 billion during the first six months of Fiscal 2018 and Fiscal 2017, respectively. The change in cash from investing activities was primarily driven by increased capital expenditures, capitalized software development costs, and purchases of investments. Further, during the first six months of Fiscal 2018, we used $0.2 billion, net, in connection with the acquisition of businesses, primarily related to VMware, Inc.'s acquisition of Wavefront. See Note 2 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information about VMware, Inc.'s acquisitions.

Financing Activities — Financing activities primarily consist of the proceeds and repayments of debt and cash used to repurchase common stock. Cash used by financing activities was $1.1 billion during the first six months of Fiscal 2018. We repaid $0.6 billion principal amount of borrowings under our term loan facilities and repaid $0.4 billion, net, under the Revolving Credit Facility. Additionally, we repurchased $0.4 billion of shares of Class V Common Stock under the programs described below and repurchased $0.2 billion of other shares of common stock for tax withholdings on vesting of equity awards. In comparison, cash used in financing activities was $0.8 billion during the first six months of Fiscal 2017 and primarily consisted of $0.6 billion repayments of borrowings and related foreign currency derivative settlements. Also during the first six months of Fiscal 2017, we paid $0.4 billion in dissenting shares obligation related to appraisal litigation from the going-private transaction. See Note 7 and Note 17 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information about our debt and share repurchase programs, respectively.

Key Performance Metrics

Our key performance metrics are net revenue, operating income, adjusted EBITDA, cash flows from operations, and cash conversion cycle. Net revenue, operating income, adjusted EBITDA, and cash flows from operations are discussed elsewhere in this report. Our cash conversion cycle is presented below.

Cash Conversion Cycle

The following table presents the components of our cash conversion cycle for the periods presented:

	Three Months Ended
	August 4, 2017	July 29, 2016
Days of sales outstanding (a)	49	41
Days of supply in inventory (b)	17	12
Days in accounts payable (c)	(112)	(120)
Cash conversion cycle (d)	(46)	(67)
__________________

(a)
Days of sales outstanding, referred to as DSO, calculates the average collection period of our receivables. DSO is based on the ending net trade receivables and the most recent quarterly non-GAAP net revenue for each period. DSO also includes the effect of product costs related to customer shipments not yet recognized as revenue that are classified in other current assets, as we believe this provides a more relevant metric that aligns with actual sales activity in the quarter, regardless of revenue recognition under GAAP. DSO is calculated by adding accounts receivable, net of allowance for doubtful accounts, and customer shipments in transit and dividing that sum by average non-GAAP net revenue per day for the current quarter (90 days for the three months ended August 4, 2017 and July 29, 2016). As of August 4, 2017, DSO and days of customer shipments not yet recognized were 45 and 4 days, respectively. As of July 29, 2016, DSO and days of customer shipments not yet recognized were 36 and 5 days, respectively.

(b)
Days of supply in inventory, referred to as DSI, measures the average number of days from procurement to sale of our products. DSI is based on ending inventory and non-GAAP cost of goods sold for each period. DSI is calculated by dividing ending inventory by average non-GAAP cost of goods sold per day for the current quarter (90 days for the three months ended August 4, 2017 and July 29, 2016).

(c)
Days in accounts payable, referred to as DPO, calculates the average number of days our payables remain outstanding before payment. DPO is based on ending accounts payable and non-GAAP cost of goods sold for each period. DPO is calculated by dividing accounts payable by average non-GAAP cost of goods sold per day for the current quarter (90 days for the three months ended August 4, 2017 and July 29, 2016).

(d)
We calculate our cash conversion cycle using non-GAAP net revenue and non-GAAP cost of goods sold because we believe that excluding certain items from the GAAP results facilitates management's understanding of this key performance metric.

The table below provides reconciliations of each non-GAAP financial measure used in calculating the DSO, DSI and DPO metrics to its most directly comparable GAAP financial measure:

	Three Months Ended
	August 4, 2017	July 29, 2016
	(in millions)
Cost of goods sold	$14,490	$10,744
Non-GAAP adjustments:
Impact of purchase accounting	(13)	(14)
Amortization of intangibles	(920)	(101)
Transaction-related expenses	(10)	4
Other corporate expenses	(13)	(3)
Non-GAAP cost of goods sold	$13,534	$10,630

For the three months ended August 4, 2017, changes in our cash conversion cycle were unfavorable by 21 days when compared to the three months ended July 29, 2016. The changes were primarily attributable to the acquisition of EMC, which had a negative impact across all three components. We experienced an eight day decrease in DPO, primarily driven by supplier payments terms of the EMC acquired businesses. An eight day increase in DSO was primarily driven by differences in collections management from the EMC acquired businesses. A five day increase in DSI was primarily the result of the longer inventory cycle associated with the EMC acquired product lines. We are continuing the integration of the EMC acquired businesses and, as a result, our supplier arrangements, collection activities, and operating cycles will continue to evolve. We believe our business model allows us to maintain an efficient cash conversion cycle, which compares favorably with that of others in our industry.

Capital Commitments

Capital Expenditures — During the first six months of Fiscal 2018 and Fiscal 2017, we spent $561 million and $235 million, respectively, on property, plant, and equipment. These expenditures were primarily incurred in connection with our global expansion efforts and infrastructure investments made to support future growth. Product demand, product mix, and the use of contract manufacturers, as well as ongoing investments in operating and information technology infrastructure, influence the level and prioritization of our capital expenditures. Aggregate capital expenditures for Fiscal 2018, which will be primarily related to infrastructure investments and strategic initiatives, are currently expected to total approximately $1.3 billion.

Repurchases of Common Stock

Class V Common Stock Repurchases — On December 13, 2016, the board of directors approved a stock repurchase program under which we were authorized to use assets of the Class V Group to repurchase up to $500 million of shares of Class V Common Stock over a period of six months. During the first quarter of Fiscal 2018, we repurchased 1.3 million shares of Class V Common Stock for $82 million pursuant to this initial authorization.

On March 27, 2017, the board of directors approved an amendment of the stock repurchase program which authorized us to use assets of the Class V Group to repurchase up to an additional $300 million of shares of Class V Common Stock over a period of an additional six months. During the first six months of Fiscal 2018, we repurchased 4.6 million shares of Class V Common Stock for $300 million pursuant to the extended stock repurchase program. On May 9, 2017, the program was completed.

VMware, Inc. Class A Common Stock Repurchases — On December 15, 2016, we entered into a stock purchase agreement with VMware, Inc., pursuant to which VMware, Inc. agreed to repurchase for cash $500 million of shares of VMware, Inc. Class A common stock from a subsidiary of Dell Technologies. During the first quarter of Fiscal 2018, VMware, Inc. repurchased 1.4 million shares pursuant to this stock purchase agreement.

In January 2017, VMware, Inc.'s board of directors authorized the repurchase of up to an additional $1.2 billion of shares of VMware, Inc. Class A common stock through the end of Fiscal 2018. On March 29, 2017, we entered into a new stock purchase agreement with VMware, Inc., pursuant to which VMware, Inc. agreed to repurchase for cash $300 million of shares of VMware, Inc. Class A common stock from a subsidiary of Dell Technologies. During the first six months of Fiscal 2018, VMware, Inc. repurchased approximately 3.4 million shares of Class A common stock pursuant to the January 2017 authorization and the new stock purchase agreement. We applied the proceeds from the sale to the repurchase of shares of our Class V Common Stock under the repurchase program described above. On May 10, 2017, the sale transaction under the new stock purchase agreement was completed. As of August 4, 2017, the cumulative authorized amount remaining for share repurchases by VMware, Inc. under the January 2017 authorization was $900 million.

For more information regarding share repurchase programs, see Note 17 and Note 21 of the Notes to the Condensed Consolidated Financial Statements included in this report, and "Part II — Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds."

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

We utilize several suppliers to manufacture sub-assemblies for our products. Our efficient supply chain management allows us to enter into flexible and mutually beneficial purchase arrangements with our suppliers in order to minimize inventory risk. Consistent with industry practice, we acquire raw materials or other goods and services, including product components, by issuing to suppliers authorizations to purchase based on our projected demand and manufacturing needs. These purchase orders are typically fulfilled within 30 days and are entered into during the ordinary course of business in order to establish best pricing and continuity of supply for our production. Purchase orders are not included in purchase obligations as they typically represent our authorization to purchase rather than binding purchase obligations.

As of August 4, 2017, we had $2.7 billion, $0.3 billion, and $0.4 billion in purchase obligations for Fiscal 2018 (remaining six months), Fiscal 2019, and Fiscal 2020 and thereafter, respectively.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 4, 2017. Based on that evaluation, our management has concluded that our disclosure controls and procedures were effective as of August 4, 2017.

Changes in Internal Control over Financial Reporting

On September 7, 2016, we completed our acquisition by merger of EMC Corporation as described elsewhere in this report. We continue to integrate policies, processes, people, technology, and operations relating to this transaction, and will continue to evaluate the impact of any related changes to our internal control over financial reporting. Except for any changes related to the integration of EMC, there were no changes in our internal control over financial reporting during the fiscal quarter ended August 4, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

From May 6, 2017 through August 4, 2017, we issued to certain employees a total of 755,000 shares of our Class C Common Stock for an aggregate purchase price of approximately $10 million pursuant to exercises of stock options granted under the Dell Technologies Inc. 2013 Stock Incentive Plan and the Dell Inc. Amended and Restated 2002 Long-Term Plan. The foregoing transactions were effected in reliance on the exemption from registration under the Securities Act of 1933 afforded by Rule 701 thereunder as transactions pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule.

Purchases of Equity Securities

The following table sets forth information regarding our repurchases of shares of Class V Common Stock during the second quarter of Fiscal 2018 and the remaining authorized amount of future repurchases under the programs.

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (b)
	(in thousands, except average price paid per share)
Repurchases from May 6, 2017 to June 2, 2017 (a)	337	$67.63	337	$676,033
Repurchases from June 3, 2017 to June 30, 2017	—	$—	—	$676,033
Repurchases from July 1, 2017 to August 4, 2017	—	$—	—	$676,033
Total	337	$67.63	337
____________________

(a)
On March 27, 2017, our board of directors approved an amendment of the Class V Group Repurchase Program (the "March 2017 Class V Group Repurchase Program") which authorized us to use assets of the Class V Group to repurchase up to an additional $300 million of shares of our Class V Common Stock over a period of an additional six months. On May 9, 2017, the March 2017 Class V Group Repurchase Program was completed.

(b)
On September 7, 2016, our board of directors approved a stock repurchase program (the "DHI Group Repurchase Program") that authorizes us to use assets of the DHI Group to repurchase up to $1.0 billion of shares of our Class V Common Stock over a two-year period beginning on September 7, 2016. On December 13, 2016, our board of directors approved the suspension of the DHI Group Repurchase Program until such time as the board of directors authorizes the reinstatement of that program. As of August 4, 2017, the approximate dollar value of shares that may yet be purchased included $676 million authorized under the DHI Group Repurchase Program.

ITEM 6 — EXHIBITS
The Company hereby files or furnishes the exhibits listed below:

Exhibit Number	Description
3.1†	Fourth Amended and Restated Certificate of Incorporation of Dell Technologies Inc., as amended
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

Date: September 8, 2017