Form 10-Q
period 2017-11-03
Dell Technologies Inc
filed 2017-12-12
CIK 1571996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 3, 2017
or
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

As of December 5, 2017, there were 769,388,828 shares of the registrant's common stock outstanding, consisting of 199,354,950 outstanding shares of Class V Common Stock, 409,659,013 outstanding shares of Class A Common Stock, 136,986,858 outstanding shares of Class B Common Stock, and 23,388,007 outstanding shares of Class C Common Stock.

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

DELL TECHNOLOGIES INC.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in millions; unaudited)

	November 3, 2017	February 3, 2017
ASSETS
Current assets:
Cash and cash equivalents	$11,706	$9,474
Short-term investments	2,008	1,975
Accounts receivable, net	9,189	9,420
Short-term financing receivables, net	3,643	3,222
Inventories, net	2,582	2,538
Other current assets	5,397	4,144
Total current assets	34,525	30,773
Property, plant, and equipment, net	5,378	5,653
Long-term investments	4,273	3,802
Long-term financing receivables, net	3,317	2,651
Goodwill	39,330	38,910
Intangible assets, net	29,846	35,053
Other non-current assets	1,725	1,364
Total assets	$118,394	$118,206
LIABILITIES, REDEEMABLE SHARES, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$6,235	$6,329
Accounts payable	16,711	14,422
Accrued and other	6,901	7,119
Short-term deferred revenue	10,895	10,265
Total current liabilities	40,742	38,135
Long-term debt (Note 7)	45,416	43,061
Long-term deferred revenue	9,161	8,431
Other non-current liabilities	7,487	9,339
Total liabilities	102,806	98,966
Commitments and contingencies (Note 12)
Redeemable shares (Note 18)	362	231
Stockholders' equity:
Common stock and capital in excess of $.01 par value (Note 17)	19,927	20,199
Treasury stock at cost	(1,440)	(752)
Accumulated deficit	(8,742)	(5,609)
Accumulated other comprehensive loss	(226)	(595)
Total Dell Technologies Inc. stockholders’ equity	9,519	13,243
Non-controlling interests	5,707	5,766
Total stockholders' equity	15,226	19,009
Total liabilities, redeemable shares, and stockholders' equity	$118,394	$118,206

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended
	November 3, 2017	October 28, 2016	November 3, 2017	October 28, 2016
Net revenue:
Products	$14,680	$12,366	$42,003	$33,510
Services	4,930	3,881	14,722	8,058
Total net revenue	19,610	16,247	56,725	41,568
Cost of net revenue:
Products	12,369	10,562	36,206	28,856
Services	2,078	1,786	6,245	4,284
Total cost of net revenue	14,447	12,348	42,451	33,140
Gross margin	5,163	3,899	14,274	8,428
Operating expenses:
Selling, general, and administrative	4,625	4,556	13,989	8,647
Research and development	1,071	855	3,297	1,365
Total operating expenses	5,696	5,411	17,286	10,012
Operating loss	(533)	(1,512)	(3,012)	(1,584)
Interest and other, net	(682)	(794)	(1,800)	(1,362)
Loss from continuing operations before income taxes	(1,215)	(2,306)	(4,812)	(2,946)
Income tax benefit	(274)	(669)	(1,510)	(623)
Net loss from continuing operations	(941)	(1,637)	(3,302)	(2,323)
Income (loss) from discontinued operations, net of income taxes (Note 3)	—	(438)	—	875
Net loss	(941)	(2,075)	(3,302)	(1,448)
Less: Net loss attributable to non-controlling interests	(4)	(11)	(85)	(12)
Net loss attributable to Dell Technologies Inc.	$(937)	$(2,064)	$(3,217)	$(1,436)

Earnings (loss) per share attributable to Dell Technologies Inc. - basic:
Continuing operations - Class V Common Stock - basic	$1.10	$0.79	$2.50	$0.79
Continuing operations - DHI Group - basic	$(2.05)	$(3.62)	$(6.57)	$(5.70)
Discontinued operations - DHI Group - basic	$—	$(0.88)	$—	$2.01

Earnings (loss) per share attributable to Dell Technologies Inc. - diluted:
Continuing operations - Class V Common Stock - diluted	$1.09	$0.78	$2.46	$0.78
Continuing operations - DHI Group - diluted	$(2.05)	$(3.63)	$(6.58)	$(5.70)
Discontinued operations - DHI Group - diluted	$—	$(0.88)	$—	$2.01

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions; unaudited)

	Three Months Ended		Nine Months Ended
	November 3, 2017	October 28, 2016	November 3, 2017	October 28, 2016
Net loss	$(941)	$(2,075)	$(3,302)	$(1,448)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(125)	(256)	325	(214)
Available-for-sale investments:
Change in unrealized gains (losses)	(3)	(5)	44	(5)
Reclassification adjustment for net losses realized in net loss	—	—	3	—
Net change in market value of investments	(3)	(5)	47	(5)
Cash flow hedges:
Change in unrealized gains (losses)	76	82	(81)	(25)
Reclassification adjustment for net (gains) losses included in net loss	31	(17)	80	64
Net change in cash flow hedges	107	65	(1)	39

Total other comprehensive income (loss), net of tax expense (benefit) of $9 and ($3), respectively, and $24 and $2, respectively	(21)	(196)	371	(180)
Comprehensive loss, net of tax	(962)	(2,271)	(2,931)	(1,628)
Less: Net loss attributable to non-controlling interests	(4)	(11)	(85)	(12)
Less: Other comprehensive income (loss) attributable to non-controlling interests	(2)	—	2	—
Comprehensive loss attributable to Dell Technologies Inc.	$(956)	$(2,260)	$(2,848)	$(1,616)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited; continued on next page)

	Nine Months Ended
	November 3, 2017	October 28, 2016
Cash flows from operating activities:
Net loss	$(3,302)	$(1,448)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,491	2,897
Stock-based compensation expense	630	183
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	77	52
Deferred income taxes	(1,957)	(2,036)
Provision for doubtful accounts — including financing receivables	117	80
Net loss on sale of businesses	20	—
Amortization of debt issuance costs	140	141
Other	227	29
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	258	(1,156)
Financing receivables	(1,026)	(253)
Inventories	(205)	152
Other assets	(1,286)	(65)
Accounts payable	2,272	968
Deferred revenue	1,293	1,019
Accrued and other liabilities	(70)	1,006
Change in cash from operating activities	3,679	1,569
Cash flows from investing activities:
Investments:
Purchases	(3,454)	(511)
Maturities and sales	2,993	561
Capital expenditures	(902)	(417)
Proceeds from sale of facilities, land, and other assets	—	24
Capitalized software development costs	(281)	(85)
Collections on purchased financing receivables	25	31
Acquisition of businesses, net	(223)	(37,614)
Asset acquisitions, net	(95)	—
Asset dispositions, net	(53)	—
Other	—	(48)
Change in cash from investing activities	(1,990)	(38,059)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued; in millions; unaudited)

	Nine Months Ended
	November 3, 2017	October 28, 2016
Cash flows from financing activities:
Payment of dissenting shares obligation	—	(446)
Proceeds from the issuance of DHI Group Common Stock	—	4,404
Proceeds from the issuance of common stock of subsidiaries	110	101
Repurchases of DHI Group Common Stock	(6)	(10)
Repurchases of Class V Common Stock	(722)	(132)
Repurchases of common stock of subsidiaries	(555)	(611)
Issuance of common stock under employee plans	1	—
Payments for debt issuance costs	(44)	(849)
Proceeds from debt	13,192	45,986
Repayments of debt	(11,181)	(9,638)
Share repurchases for tax withholdings on vesting of equity awards	(299)	(28)
Other	—	10
Change in cash from financing activities	496	38,787
Effect of exchange rate changes on cash and cash equivalents	47	31
Change in cash and cash equivalents	2,232	2,328
Cash and cash equivalents at beginning of period, including amounts held for sale	9,474	6,576
Cash and cash equivalents at end of the period	11,706	8,904
Less: Cash included in current assets held for sale	—	82
Cash and cash equivalents from continuing operations	$11,706	$8,822

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions; unaudited; continued on next page)

	Common Stock and Capital in Excess of Par Value				Treasury Stock
	DHI Group		Class V Common Stock		DHI Group		Class V Common Stock
	Issued Shares	Amount	Issued Shares	Amount	Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Dell Technologies Stockholders' Equity	Non-Controlling Interests	Total Stockholders' Equity
Balances as of February 3, 2017	569	$10,158	223	$10,041	—	$(10)	14	$(742)	$(5,609)	$(595)	$13,243	$5,766	$19,009
Adjustment for adoption of accounting standard (Note 1)	—	—	—	—	—	—	—	—	84	—	84	—	84
Net loss	—	—	—	—	—	—	—	—	(3,217)	—	(3,217)	(85)	(3,302)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	325	325	—	325
Investments, net change	—	—	—	—	—	—	—	—	—	45	45	2	47
Cash flow hedges, net change	—	—	—	—	—	—	—	—	—	(1)	(1)	—	(1)
Issuance of common stock	2	(25)	—	—	—	—	—	—	—	—	(25)	—	(25)
Stock-based compensation expense	—	86	—	—	—	—	—	—	—	—	86	545	631
Treasury stock repurchases	—	—	—	—	1	(6)	10	(682)	—	—	(688)	—	(688)
Revaluation of redeemable shares	—	(131)	—	—	—	—	—	—	—	—	(131)	—	(131)
Impact from equity transactions of non-controlling interests	—	(202)	—	—	—	—	—	—	—	—	(202)	(521)	(723)
Balances as of November 3, 2017	571	$9,886	223	$10,041	1	$(16)	24	$(1,424)	$(8,742)	$(226)	$9,519	$5,707	$15,226

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions; unaudited; continued)

	Common Stock and Capital in Excess of Par Value				Treasury Stock
	DHI Group		Class V Common Stock		DHI Group		Class V Common Stock
	Issued Shares	Amount	Issued Shares	Amount	Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Dell Technologies Stockholders' Equity	Non-Controlling Interests	Total Stockholders' Equity
Balances as of January 29, 2016	405	$5,727	—	$—	—	$—	—	$—	$(3,937)	$(324)	$1,466	$—	$1,466
Net loss	—	—	—	—	—	—	—	—	(1,436)	—	(1,436)	(12)	(1,448)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(214)	(214)	—	(214)
Investments, net change	—	—	—	—	—	—	—	—	—	(5)	(5)	—	(5)
Cash flow hedges, net change	—	—	—	—	—	—	—	—	—	39	39	—	39
Fair value of non-controlling interests assumed in business combination	—	—	—	—	—	—	—	—	—	—	—	6,097	6,097
Issuance of common stock	163	4,427	223	10,041	—	—	—	—	—	—	14,468	—	14,468
Stock-based compensation expense	—	183	—	—	—	—	—	—	—	—	183	—	183
Tax benefit from stock-based compensation	—	2	—	—	—	—	—	—	—	—	2	—	2
Treasury stock repurchases	—	—	—	—	—	(10)	4	(165)	—	—	(175)	—	(175)
Revaluation of redeemable shares	—	(81)	—	—	—	—	—	—	—	—	(81)	—	(81)
Impact from equity transactions of non-controlling interests	—	(361)	—	—	—	—	—	—	—	—	(361)	(146)	(507)
Other	—	(13)	—	—	—	—	—	—	7	—	(6)	—	(6)
Balances as of October 28, 2016	568	$9,884	223	$10,041	—	$(10)	4	$(165)	$(5,366)	$(504)	$13,880	$5,939	$19,819

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

Basis of Presentation — The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes filed with the U.S. Securities and Exchange Commission ("SEC") in the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2017. These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of Dell Technologies Inc. (individually and together with its consolidated subsidiaries, the "Company" or "Dell Technologies") as of November 3, 2017 and February 3, 2017, the results of its operations and corresponding comprehensive income (loss) for the three and nine months ended November 3, 2017 and October 28, 2016, as well as its cash flows for the nine months ended November 3, 2017 and October 28, 2016.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and the accompanying Notes. Actual results could differ materially from those estimates. The results of operations and comprehensive income (loss) for the three and nine months ended November 3, 2017 and October 28, 2016 and cash flows for the nine months ended November 3, 2017 and October 28, 2016 are not necessarily indicative of the results to be expected for the full fiscal year or for any other fiscal period.

The Company's fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. The fiscal year ended February 3, 2017 ("Fiscal 2017") was a 53-week period while the fiscal year ending February 2, 2018 ("Fiscal 2018") will be a 52-week period.

As a result of the EMC merger transaction completed on September 7, 2016, the Company's results of operations, comprehensive income (loss), and cash flows for the fiscal periods reflected in these Condensed Consolidated Financial Statements are not directly comparable as the results of the acquired businesses are only included in the consolidated results from September 7, 2016.

Unless the context indicates otherwise, references in these Notes to the Condensed Consolidated Financial Statements to "VMware" mean the VMware reportable segment, which reflects the operations of VMware, Inc. (NYSE: VMW) within Dell Technologies. See Exhibit 99.1 filed with the Company's quarterly report on Form 10-Q for the quarterly period ended November 3, 2017 for information on the differences between VMware reportable segment results and VMware, Inc. results.

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

Recognition and Measurement of Financial Assets and Financial Liabilities — In January 2016, the FASB issued amended guidance that addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Public entities must adopt the new guidance for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The amended guidance requires changes in the fair value of equity investments to be recognized through net income, rather than other comprehensive income. Adoption of the standard will be applied through a cumulative one-time adjustment to retained earnings. For the Company’s equity investments without readily determinable fair values, the Company expects to elect the measurement alternative to record those investments at cost, less impairment, and adjusted by observable price changes on a prospective basis. The impact of the standard on the Consolidated Statements of Income (Loss) will depend on the relative changes in market price of the equity investments.

Leases — In February 2016, the FASB issued amended guidance on the accounting for leasing transactions. The primary objective of this update is to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  The guidance makes some changes to lessor accounting, including the elimination of the use of third-party residual value guarantee insurance in the sales-type lease test. Public entities must adopt the new guidance for reporting periods beginning after December 15, 2018, with early adoption permitted. Companies are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company is currently evaluating the impact that the standard will have on the Consolidated Financial Statements.

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for fiscal periods beginning after December 15, 2018. The Company is currently evaluating the impact that the standard will have on the Consolidated Financial Statements.

Classification of Certain Cash Receipts and Cash Payments — In August 2016, the FASB issued amended guidance on the presentation and classification of eight specific cash flow issues with the objective of reducing existing diversity in practice. Public entities must adopt the new guidance for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. Companies should reflect any adjustments on a retrospective basis, if practicable; otherwise, adoption is required to be applied as of the earliest date practicable. The Company will adopt this standard as of May 4, 2018, and will apply adjustments retrospectively to each prior period presented on the Condensed Consolidated Statements of Cash Flows for that period. The Company is currently evaluating the impact of the standard, and other than certain reclassifications on the Consolidated Statements of Cash Flows, it is not expected to have a material impact on the Consolidated Financial Statements.

Statement of Cash Flows, Restricted Cash — In November 2016, the FASB issued amended guidance requiring entities to include explanations of changes in restricted cash and restricted cash equivalents on the cash flow statement, and also to provide a supplemental reconciliation of cash, cash equivalents and restricted cash. Public entities must adopt the new guidance for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company will adopt this standard as of May 4, 2018, and will apply adjustments retrospectively to each prior period presented on the Condensed Consolidated Statements of Cash Flows for that period and provide the supplemental reconciliation. The Company does not expect that the standard will have a material impact on its Consolidated Financial Statements as its restricted cash balance does not change significantly from period to period.

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

Derivatives and Hedging — In August 2017, the FASB issued amended guidance that will make more financial and non-financial hedging strategies eligible for hedge accounting. The amended guidance changes how companies assess effectiveness, and also amends the presentation and disclosure requirements. The guidance is intended to simplify the application of hedge accounting and increase transparency as to the scope and results of hedging programs. Immediate early adoption is permitted in any interim or annual period. The Company will early adopt this guidance at the beginning of the fiscal year ending February 1, 2019. The Company is currently evaluating the application of the new guidance, but does not expect that it will have a material impact on the Consolidated Financial Statements.

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 2 — BUSINESS COMBINATIONS

EMC Merger Transaction

Transaction Overview — On September 7, 2016, EMC became a wholly-owned subsidiary of the Company as a result of the merger of Merger Sub with and into EMC, with EMC surviving as a wholly-owned subsidiary of the Company. Pursuant to the terms of the merger agreement, upon the completion of the EMC merger transaction, each issued and outstanding share of common stock, par value $0.01 per share, of EMC (approximately 2.0 billion shares as of September 7, 2016) was converted into the right to receive (1) $24.05 in cash, without interest, and (2) 0.11146 validly issued, fully paid, and non-assessable shares of common stock of the Company designated as Class V Common Stock, par value $0.01 per share (the "Class V Common Stock"), plus cash in lieu of any fractional shares. Shares of the Class V Common Stock were approved for listing on the New York Stock Exchange (the "NYSE") under the ticker symbol "DVMT" and began trading on September 7, 2016.

In connection with the EMC merger transaction, the Company authorized 343 million shares of Class V Common Stock. On September 7, 2016, Dell Technologies issued 223 million shares of Class V Common Stock to EMC shareholders at a purchase price of $45.07 per share for an aggregate purchase price of approximately $10 billion. The total fair value of consideration transferred to effect the EMC merger transaction was approximately $64 billion, which primarily consisted of cash and such shares of Class V Common Stock, as well as the fair value of non-controlling interests in VMware, Inc. and Pivotal Software, Inc. ("Pivotal"), majority-owned consolidated subsidiaries of EMC. See Note 17 of the Notes to the Condensed Consolidated Financial Statements for additional information on the Class V Common Stock.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Assets Acquired and Liabilities Assumed — The EMC merger transaction has been accounted for as a business combination under the acquisition method of accounting. The cumulative impact of any subsequent changes resulting from the facts and circumstances that existed as of the transaction date will be adjusted in the reporting period in which the adjustment amount is determined. The following table summarizes, as of November 3, 2017, the purchase price allocation to the assets acquired and the liabilities assumed in the EMC merger transaction (in millions):

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

	Three Months Ended	Nine Months Ended
	October 28, 2016	October 28, 2016
	(in millions, except per share amounts)
Total net revenue (a)	$17,891	$53,658
Net loss attributable to Dell Technologies Inc. (a)	$(810)	$(3,352)

Earnings (loss) per share attributable to Dell Technologies Inc. - basic (b):
Continuing operations - Class V Common Stock	$0.79	$1.84
Continuing operations - DHI Group	$(1.71)	$(6.58)

Earnings (loss) per share attributable to Dell Technologies Inc. - diluted (b):
Continuing operations - Class V Common Stock	$0.78	$1.83
Continuing operations - DHI Group	$(1.71)	$(6.58)
____________________
(a) The amounts presented for the three and nine months ended October 28, 2016 are different from those reported in the Company's Form 10-Q for the quarterly period ended October 28, 2016 previously filed with the SEC due to the finalization of purchase accounting related to the amortization amount and periods for deferred revenue and intangible asset fair value adjustments.

(b)
For purposes of calculating pro forma earnings (loss) per share, the Company used the two-class method. Earnings are allocated between the Class V Common Stock and the DHI Group on a basis consistent with historical earnings (loss) per share.

The pro forma information for the three and nine months ended October 28, 2016 combines the Company's historical results for the three and nine months ended October 28, 2016 and EMC's historical results for the three and nine months ended October 28, 2016. The historical results have been adjusted in the pro forma information to give effect to items that are (a) directly attributable to the EMC merger transaction, (b) factually supportable, and (c) expected to have a continuing impact on the combined company's results. The pro forma information is presented for informational purposes only. The unaudited pro forma results include the elimination of non-recurring transaction and integration costs of $1.2 billion and $1.4 billion for the three and nine months ended October 28, 2016, respectively. The pro forma information does not purport to represent what the combined company's results of operations or financial condition would have been had the EMC merger transaction actually occurred on the date indicated, and does not purport to project the combined company's results of operations for any future period or as of any future date.

Acquisitions by VMware, Inc.

During the three months ended August 4, 2017, VMware, Inc. completed the acquisitions of Wavefront and Apteligent, Inc., which were not material to the Condensed Consolidated Financial Statements. These acquisitions are a part of VMware, Inc.’s strategy to accelerate the development of VMware Inc.'s Cloud services and other technologies. The aggregate purchase price for the two acquisitions was $323 million, inclusive of the fair value of the Company's existing investment in Wavefront of $69 million and cash acquired of $35 million. The aggregate purchase price included $36 million of identifiable intangible assets and $238 million of goodwill that is not expected to be deductible for tax purposes. The identifiable intangible assets primarily relate to purchased technology, with estimated useful lives of five years. The fair value of assumed unvested equity attributable to post-combination services was $37 million and will be expensed over the remaining requisite service periods on a straight-line basis. The estimated fair value of the stock options assumed by the Company was determined using the Black-Scholes option pricing model.

Prior to the closing of the acquisition, Dell Technologies, including VMware, Inc., held an ownership interest in Wavefront. Upon completion of the step acquisition, Dell Technologies recognized a $45 million gain in interest and other, net for the remeasurement of its ownership interest to fair value. The gain recognized in the step acquisition is not expected to be taxable.

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

In accordance with applicable accounting guidance, the Company reclassified the financial results of Dell Services, DSG, and ECD as discontinued operations in the Condensed Consolidated Statements of Income (Loss) for the relevant periods. The following two tables present key financial results of Dell Services, DSG, and ECD included in "Income from discontinued operations, net of income taxes" for the three and nine months ended October 28, 2016:

	Three Months Ended October 28, 2016
	Dell Services	DSG	ECD (b)	Total
	(in millions)
Net revenue	$658	$326	$74	$1,058
Cost of net revenue	523	74	28	625
Operating expenses	116	233	66	415
Interest and other, net	—	(8)	—	(8)
Income from discontinued operations before income taxes	19	11	(20)	10
Income tax provision (benefit) (a)	(37)	489	(4)	448
Income (loss) from discontinued operations, net of income taxes	$56	$(478)	$(16)	$(438)
____________________

(a)
The income tax provision (benefit) for Dell Services and DSG for the three months ended October 28, 2016 was primarily due to the Company's determination that it could no longer assert permanent reinvestment in the outside basis of the entities that would be divested.

(b)	The results for ECD are shown for the period from September 7, 2016 through October 28, 2016.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Nine Months Ended October 28, 2016
	Dell Services	DSG	ECD (b)	Total
	(in millions)
Net revenue	$1,968	$968	$74	$3,010
Cost of net revenue	1,555	249	28	1,832
Operating expenses	322	721	66	1,109
Interest and other, net	—	(1)	—	(1)
Income from discontinued operations before income taxes	91	(3)	(20)	68
Income tax provision (benefit) (a)	(955)	152	(4)	(807)
Income (loss) from discontinued operations, net of income taxes	$1,046	$(155)	$(16)	$875
____________________

(a)
The income tax provision (benefit) for Dell Services and DSG for the nine months ended October 28, 2016 was primarily due to the Company's determination that it could no longer assert permanent reinvestment in the outside basis of the entities that would be divested.

(b)	The results for ECD are shown for the period from September 7, 2016 through October 28, 2016.

Cash flows from the Company's discontinued operations are included in the accompanying Condensed Consolidated Statements of Cash Flows. The significant cash flow items from Dell Services and DSG for the nine months ended October 28, 2016 were as follows:

	Nine Months Ended October 28, 2016
	Dell Services	DSG	Total
	(in millions)
Depreciation and amortization (a)	$32	$66	$98
Capital expenditures	$82	$20	$102
____________________

(a)	Depreciation and amortization ceased upon determination that Dell Services and DSG had met the criteria for discontinued operations reporting as of March 27, 2016 and June 19, 2016, respectively.

Depreciation and amortization for ECD ceased upon determination that the held-for-sale criteria were met. Capital expenditures for ECD were immaterial for the period from September 7, 2016 through October 28, 2016.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 4 — FAIR VALUE MEASUREMENTS

The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of November 3, 2017 and February 3, 2017:

	November 3, 2017 (a)				February 3, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(in millions)
Assets:
Cash and cash equivalents:
Money market funds	$7,256	$—	$—	$7,256	$4,866	$—	$—	$4,866
Municipal obligations	—	—	—	—	—	3	—	3
U.S. and foreign corporate debt securities	—	89	—	89	—	—	—	—
U.S. government and agencies	5	—	—	5	—	—	—	—
Debt securities:
U.S. government and agencies	726	400	—	1,126	444	470	—	914
U.S. corporate	—	1,992	—	1,992	—	1,800	—	1,800
Foreign	—	2,426	—	2,426	—	2,083	—	2,083
Municipal obligations	—	—	—	—	—	352	—	352
Asset-backed securities	—	—	—	—	—	4	—	4
Equity and other securities	227	3	—	230	169	—	—	169
Derivative instruments	—	91	—	91	—	205	—	205
Total assets	$8,214	$5,001	$—	$13,215	$5,479	$4,917	$—	$10,396
Liabilities:
Derivative instruments	$—	$30	$—	$30	$—	$64	$—	$64
Total liabilities	$—	$30	$—	$30	$—	$64	$—	$64
____________________
(a) The Company did not transfer any securities between levels during the nine months ended November 3, 2017.

The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value:

Money Market Funds — The Company's investment in money market funds that are classified as cash equivalents hold underlying investments with a weighted average maturity of 90 days or less and are recognized at fair value. The valuations of these securities are based on quoted prices in active markets for identical assets, when available, or pricing models whereby all significant inputs are observable or can be derived from or corroborated by observable market data. The Company reviews security pricing and assesses liquidity on a quarterly basis. As of November 3, 2017, the Company's U.S. portfolio had no material exposure to money market funds with a fluctuating net asset value.

Equity and Other Securities — The majority of the Company's investments in equity and other securities that are measured at fair value on a recurring basis consist of strategic investments in publicly traded companies. The valuation of these securities is based on quoted prices in active markets.

Debt Securities — The majority of the Company's debt securities consists of various fixed income securities such as U.S. government and agencies, U.S. corporate, and foreign. Valuation is based on pricing models whereby all significant inputs, including benchmark yields, reported trades, broker-dealer quotes, issue spreads, benchmark securities, bids, offers, and other

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

market related data, are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset. Inputs are documented in accordance with the fair value measurements hierarchy. The Company reviews security pricing and assesses liquidity on a quarterly basis. See Note 5 of the Notes to the Condensed Consolidated Financial Statements for additional information about investments.

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

As of November 3, 2017 and February 3, 2017, the Company held strategic investments of $507 million and $455 million, respectively. These investments are accounted for under the cost method and are not included in the recurring fair value table above. Investments accounted for under the cost method are recorded at cost initially, which approximates fair value. Subsequently, if there is an indicator of impairment, the impairment is recognized. In evaluating these investments for impairment, the Company uses inputs including pre- and post-money valuations of recent financing events and the impact of those on its fully diluted ownership percentages, as well as other available information regarding the issuer's historical and forecasted performance. As these investments are early-stage companies which are not publicly traded, it is not practicable for the Company to reliably estimate the fair value of these investments.

Carrying Value and Estimated Fair Value of Outstanding Debt — The following table summarizes the carrying value and estimated fair value of the Company's outstanding debt as described in Note 7 of the Notes to the Condensed Consolidated Financial Statements, including the current portion, as of the dates indicated:

	November 3, 2017		February 3, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in billions)
Senior Secured Credit Facilities	$10.7	$10.9	$11.4	$11.7
First Lien Notes	$19.7	$22.2	$19.7	$21.8
Unsecured Notes and Debentures	$2.3	$2.5	$2.3	$2.5
Senior Notes	$3.1	$3.5	$3.1	$3.5
EMC Notes	$5.5	$5.4	$5.5	$5.4
VMware Notes	$4.0	$4.0	$—	$—
Margin Loan Facility	$2.0	$2.0	$—	$—
Bridge Facilities	$—	$—	$4.0	$4.0

The fair values of the outstanding Senior Secured Credit Facilities, First Lien Notes, Unsecured Notes and Debentures, Senior Notes, EMC Notes, VMware Notes, Margin Loan Facility, and Bridge Facilities were determined based on observable market prices in a less active market or based on valuation methodologies using observable inputs and were categorized as Level 2 in the fair value hierarchy. The fair values of the other short-term debt and the structured financing debt approximate their carrying values due to their short-term maturities.

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

	November 3, 2017				February 3, 2017
	Cost	Unrealized Gain	Unrealized (Loss)	Carrying Value	Cost	Unrealized Gain	Unrealized (Loss)	Carrying Value
	(in millions)
Investments:
U.S. government and agencies	$479	$—	$(1)	$478	$231	$—	$—	$231
U.S. corporate debt securities	649	—	(1)	648	651	—	(1)	650
Foreign debt securities	883	—	(1)	882	743	—	(1)	742
Municipal obligations	—	—	—	—	348	—	—	348
Asset-backed securities	—	—	—	—	4	—	—	4
Total short-term investments	2,011	—	(3)	2,008	1,977	—	(2)	1,975
U.S. government and agencies	652	—	(4)	648	689	—	(6)	683
U.S. corporate debt securities	1,349	2	(7)	1,344	1,164	—	(14)	1,150
Foreign debt securities	1,550	1	(7)	1,544	1,356	—	(15)	1,341
Municipal obligations	—	—	—	—	4	—	—	4
Equity and other securities (a)	659	78	—	737	604	22	(2)	624
Total long-term investments	4,210	81	(18)	4,273	3,817	22	(37)	3,802
Total investments	$6,221	$81	$(21)	$6,281	$5,794	$22	$(39)	$5,777
____________________

(a)
The majority of equity and other securities are strategic investments accounted for under the cost method, while the remainder are investments that are measured at fair value on a recurring basis. See Note 4 of the Notes to the Condensed Consolidated Financial Statements for additional information on investments measured at fair value on a recurring basis.

The Company's investments in debt securities are classified as available-for-sale securities, which are carried at fair value. As of November 3, 2017, the aggregate fair value of investments held in a continuous unrealized loss position for greater than 12 months was $1.7 billion, and the unrealized loss of these investments was $13 million.

The maturities of debt securities held at November 3, 2017 are as follows:

	Amortized Cost	Carrying Value
	(in millions)
Due within one year	$2,011	$2,008
Due after 1 year through 5 years	3,491	3,476
Due after 5 years through 10 years	60	60
Total	$5,562	$5,544

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 6 — FINANCIAL SERVICES

The Company offers or arranges various financing options and services for its business and consumer customers in North America, Europe, Australia, and New Zealand through Dell Financial Services and its affiliates (collectively, "DFS"). The key activities of DFS include the origination, collection, and servicing of customer receivables primarily related to the purchase of Dell Technologies' products and services. New financing originations, which represent the amounts of financing provided by DFS to customers for equipment and related software and services, including originations of third-party technology products, were $1.6 billion and $1.1 billion for three months ended November 3, 2017 and October 28, 2016, respectively, and $4.3 billion and $3.0 billion for the nine months ended November 3, 2017 and October 28, 2016, respectively.

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

•
Fixed-term sales-type leases and loans — The Company enters into sales-type lease arrangements with customers who seek lease financing. Leases with business customers have fixed terms of generally two to four years. Future maturities of minimum lease payments as of November 3, 2017 were as follows: Fiscal 2018 (remaining three months) - $665 million; Fiscal 2019 - $1,755 million; Fiscal 2020 - $1,151 million; Fiscal 2021 - $503 million; Fiscal 2022 and beyond - $148 million. The Company also offers fixed-term loans to qualified small businesses, large commercial accounts, governmental organizations, educational entities, and certain individual consumer customers. These loans are repaid in equal payments including interest and have defined terms of generally three to five years.

The following table summarizes the components of the Company's financing receivables segregated by portfolio segment as of November 3, 2017 and February 3, 2017:

	November 3, 2017			February 3, 2017
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total
	(in millions)
Financing receivables, net:
Customer receivables, gross	$871	$5,665	$6,536	$1,009	$4,530	$5,539
Allowances for losses	(79)	(52)	(131)	(91)	(52)	(143)
Customer receivables, net	792	5,613	6,405	918	4,478	5,396
Residual interest	—	555	555	—	477	477
Financing receivables, net	$792	$6,168	$6,960	$918	$4,955	$5,873
Short-term	$792	$2,851	$3,643	$918	$2,304	$3,222
Long-term	$—	$3,317	$3,317	$—	$2,651	$2,651

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following tables summarize the changes in the allowance for financing receivable losses for the respective periods:

	Three Months Ended
	November 3, 2017			October 28, 2016
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total
	(in millions)
Allowance for financing receivable losses:
Balances at beginning of period	$81	$54	$135	$100	$56	$156
Charge-offs, net of recoveries	(21)	(5)	(26)	(21)	(8)	(29)
Provision charged to income statement	19	3	22	16	3	19
Balances at end of period	$79	$52	$131	$95	$51	$146

	Nine Months Ended
	November 3, 2017			October 28, 2016
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total
	(in millions)
Allowance for financing receivable losses:
Balances at beginning of period	$91	$52	$143	$118	$58	$176
Charge-offs, net of recoveries	(63)	(13)	(76)	(69)	(13)	(82)
Provision charged to income statement	51	13	64	46	6	52
Balances at end of period	$79	$52	$131	$95	$51	$146

The following table summarizes the aging of the Company's customer financing receivables, gross, including accrued interest, as of November 3, 2017 and February 3, 2017, segregated by class:

	November 3, 2017				February 3, 2017
	Current	Past Due 1 — 90 Days	Past Due > 90 Days	Total	Current	Past Due 1 — 90 Days	Past Due > 90 Days	Total
	(in millions)
Revolving — DPA	$613	$57	$23	$693	$715	$66	$27	$808
Revolving — DBC	154	19	5	178	175	22	4	201
Fixed-term — Consumer and Commercial	4,759	809	97	5,665	3,994	506	30	4,530
Total customer receivables, gross	$5,526	$885	$125	$6,536	$4,884	$594	$61	$5,539

The increase in our fixed-term past due balances is primarily due to administrative processes for larger transactions, in part due to additional originations from the EMC merger transaction, and does not indicate a deterioration in the credit quality of the portfolio.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Credit Quality

The following table summarizes customer receivables, gross, including accrued interest, by credit quality indicator segregated by class, as of November 3, 2017 and February 3, 2017. The categories shown in the table below segregate customer receivables based on the relative degrees of credit risk. The credit quality indicators for DPA revolving accounts are measured primarily as of each quarter-end date, while all other indicators are generally updated on a periodic basis.

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

	November 3, 2017				February 3, 2017
	Higher	Mid	Lower	Total	Higher	Mid	Lower	Total
	(in millions)
Revolving — DPA	$126	$214	$353	$693	$136	$244	$428	$808
Revolving — DBC	$46	$54	$78	$178	$61	$60	$80	$201
Fixed-term — Consumer and Commercial (a)	$2,843	$1,694	$1,128	$5,665	$2,232	$1,428	$870	$4,530
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

Structured Financing Debt

The Company maintains programs which facilitate the funding of financing receivables in the capital markets in the United States, Canada, and Europe. The Company's total structured financing debt, which is collateralized by financing receivables, was $4.3 billion and $3.5 billion as of November 3, 2017 and February 3, 2017, respectively, under the following programs:

•
Securitization Programs — The Company maintains securitization programs in the United States and Europe. The securitization programs in the United States include the fixed-term lease and loan securitization program and the revolving loan securitization program. The outstanding balance of debt under these U.S. programs was $1.0 billion and $1.5 billion as of November 3, 2017 and February 3, 2017, respectively. This debt is collateralized solely by the U.S. financing receivables in the programs. The debt has a variable interest rate and the duration of this debt is based on the terms of the underlying financing receivables. As of November 3, 2017, the total debt capacity related to the U.S. securitization programs was $2.1 billion. The Company enters into interest swap agreements to effectively convert this portion of its structured financing debt from a floating rate to a fixed rate. See Note 8 of the Notes to the Condensed Consolidated Financial Statements for additional information about interest rate swaps.

The Company's U.S. securitization programs became effective on October 29, 2013. The revolving program, which was extended during the third quarter of Fiscal 2017, is effective through June 10, 2018. The fixed-term program, which was extended during the second quarter of Fiscal 2018, is effective through June 10, 2018.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company established a securitization program in Europe for fixed-term leases and loans. This program is effective through January 13, 2019. As of November 3, 2017, the outstanding balance of debt under this program was $387 million, and the total debt capacity related to the securitization program was $699 million.

The securitization programs contain standard structural features related to the performance of the securitized receivables which include defined credit losses, delinquencies, average credit scores, and minimum collection requirements. In the event one or more of these criteria are not met and the Company is unable to restructure the program, no further funding of receivables will be permitted and the timing of the Company's expected cash flows from over-collateralization will be delayed. As of November 3, 2017, these criteria were met.

•
Fixed-Term Securitization Programs — The Company periodically issues asset-backed debt securities under fixed-term securitization programs to private investors. As of November 3, 2017 and February 3, 2017, the associated debt balance of these securities was $2.5 billion and $1.4 billion, respectively. The asset-backed debt securities are collateralized solely by the U.S. fixed-term financing receivables in the offerings, which are held by SPEs, as discussed below. The interest rate on these securities is fixed and ranges from 0.42% to 3.61%, and the duration of these securities is based on the terms of the underlying financing receivables.

•
Other Structured Financing Programs — In connection with the Company's international financing operations, the Company has entered into revolving structured financing debt programs related to its fixed-term lease and loan products sold in Canada and Europe. The aggregate outstanding balances of the Canadian and European revolving structured loans as of November 3, 2017 and February 3, 2017 were $460 million and $382 million, respectively. As of November 3, 2017, the Canadian program, which was extended during the fiscal year ended February 3, 2017, had a total debt capacity of $172 million. This program is effective through April 15, 2018, and is collateralized solely by the Canadian financing receivables. The European program is effective through February 14, 2018. The program is collateralized solely by the European financing receivables and had a total debt capacity of $350 million as of November 3, 2017.

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

The following table shows financing receivables held by the consolidated VIEs as of the respective dates:

	November 3, 2017	February 3, 2017
	(in millions)
Financing receivables held by consolidated VIEs, net:
Short-term, net	$2,552	$2,227
Long-term, net	1,896	1,381
Financing receivables held by consolidated VIEs, net	$4,448	$3,608

Financing receivables transferred via securitization through SPEs were $1.0 billion and $0.6 billion for the three months ended November 3, 2017 and October 28, 2016, respectively, and $2.9 billion and $2.0 billion for the nine months ended November 3, 2017 and October 28, 2016, respectively.

Some of the SPEs have entered into financing arrangements with multi-seller conduits that, in turn, issue asset-backed debt securities in the capital markets. The structured financing debt outstanding, which is collateralized by the financing receivables held by the consolidated VIEs, was $3.9 billion and $3.1 billion as of November 3, 2017 and February 3, 2017, respectively. The Company's risk of loss related to securitized receivables is limited to the amount by which the Company's right to receive collections for assets securitized exceeds the amount required to pay interest, principal, and fees and expenses related to the asset-backed securities. The Company provides credit enhancement to the securitization in the form of over-collateralization.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Financing Receivable Sales

To manage certain concentrations of customer credit exposure, the Company may sell selected fixed-term financing receivables to unrelated third parties on a periodic basis. The amount of financing receivables sold was $541 million and $200 million for the nine months ended November 3, 2017 and October 28, 2016, respectively.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 7 — DEBT

The following table summarizes the Company's outstanding debt as of the dates indicated:

	November 3, 2017	February 3, 2017
	(in millions)
Secured Debt
Structured financing debt	$4,348	$3,464
Senior Secured Credit Facilities:
3.25% Term Loan B Facility due September 2023	5,000	4,987
Term Loan A-1 Facility due December 2018	—	600
3.00% Term Loan A-2 Facility due September 2021	4,450	3,876
2.75% Term Loan A-3 Facility due December 2018	1,438	1,800
2.75% Revolving Credit Facility due September 2021	—	375
First Lien Notes:
3.48% due June 2019	3,750	3,750
4.42% due June 2021	4,500	4,500
5.45% due June 2023	3,750	3,750
6.02% due June 2026	4,500	4,500
8.10% due June 2036	1,500	1,500
8.35% due June 2046	2,000	2,000
Unsecured Debt
Unsecured Notes and Debentures:
5.65% due April 2018	500	500
5.875% due June 2019	600	600
4.625% due April 2021	400	400
7.10% due April 2028	300	300
6.50% due April 2038	388	388
5.40% due September 2040	265	265
Senior Notes:
5.875% due June 2021	1,625	1,625
7.125% due June 2024	1,625	1,625
EMC Notes:
1.875% due June 2018	2,500	2,500
2.650% due June 2020	2,000	2,000
3.375% due June 2023	1,000	1,000
VMware Notes:
2.30% due August 2020	1,250	—
2.95% due August 2022	1,500	—
3.90% due August 2027	1,250	—
Other
3.63% Margin Loan Facility due April 2022	2,000	—
Margin Bridge Facility due September 2017	—	2,500
VMware Note Bridge Facility due September 2017	—	1,500
Other	83	51
Total debt, principal amount	$52,522	$50,356
Unamortized discount, net of unamortized premium	(268)	(284)
Debt issuance costs	(603)	(682)
Total debt, carrying value	$51,651	$49,390
Total short-term debt, carrying value	$6,235	$6,329
Total long-term debt, carrying value	$45,416	$43,061

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

During the nine months ended November 3, 2017 the Company completed two refinancing transactions of the Senior Secured Credit Facilities described below. In the first refinancing transaction, which occurred during the three months ended May 5, 2017, the Company refinanced the Term Loan B Facility to reduce the interest rate margin by 0.75% and to increase the outstanding principal amount by $500 million. The Company applied the proceeds from the Term Loan B Facility refinancing to repay $500 million principal amount of the Margin Bridge Facility, without premium or penalty, and accrued and unpaid interest thereon. Additionally, during the three months ended May 5, 2017, the Company entered into the Margin Loan Facility in the principal amount of $2.0 billion, and used the proceeds of the new facility to repay the Margin Bridge Facility, without premium or penalty.

In the second refinancing transaction, which occurred during the three months ended November 3, 2017, the Company refinanced the Term Loan A-2 Facility, Term Loan A-3 Facility, Term Loan B Facility, and the Revolving Credit Facility. As a result, the interest rate margin decreased 0.50% for each of the Term Loan A-2 Facility, Term Loan A-3 Facility, Term Loan B Facility, and the Revolving Credit Facility. Additionally, the outstanding principal amount of the Term Loan A-2 Facility increased by $672 million which was used to pay $212 million of principal outstanding of the Term Loan A-3 Facility and $460 million of principal outstanding of the Term Loan B Facility. Further, the Revolving Credit Facility's borrowing capacity increased $180 million to $3.3 billion.

During the nine months ended November 3, 2017, the Company repaid approximately $0.9 billion principal amount of its term loan facilities and $0.4 billion under the Revolving Credit Facility and issued an additional $0.9 billion, net, in structured financing debt to support the expansion of its financing receivables portfolio.

Further, during the three months ended November 3, 2017, VMware, Inc. completed a public offering of senior notes in the aggregate amount of $4.0 billion. VMware, Inc. used a portion of the net proceeds from the offering to repay certain intercompany promissory notes previously issued by it to EMC in the aggregate principal amount of $1.2 billion. The Company applied the proceeds of this repayment, and other cash, to repay $1.5 billion principal amount of the VMware Note Bridge Facility, without premium or penalty.

Senior Secured Credit Facilities — At the closing of the EMC merger transaction on September 7, 2016, the Company entered into a credit agreement that provides for senior secured credit facilities (the "Senior Secured Credit Facilities") in the aggregate principal amount of $17.8 billion comprising (a) term loan facilities and (b) a senior secured Revolving Credit Facility, which includes capacity for up to $0.5 billion of letters of credit and for borrowings of up to $0.4 billion under swing-line loans. As of November 3, 2017, available borrowings under the Revolving Credit Facility totaled $3.3 billion. The Senior Secured Credit Facilities provide that the borrowers have the right at any time, subject to customary conditions, to request incremental term loans or incremental revolving commitments.

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

The Term Loan A-2 Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 5% of the original principal amount in the first year after the closing date of the refinancing transaction on October 20, 2017, 10% of the original principal amount in each of the second and third years after October 20, 2017, and 70% of the original principal amount in the fourth year after October 20, 2017. The Term Loan B Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount. The Term Loan A-3 Facility and the Revolving Credit Facility have no amortization. The Term Loan A-3 Facility requires the borrowers to prepay outstanding borrowings under these facilities with 100% of the net cash proceeds of certain non-ordinary course asset sales or dispositions.  The borrowers may voluntarily repay outstanding loans under the term loan facilities and the Revolving Credit Facility at any time without premium or penalty, other than customary "breakage" costs.

All obligations of the borrowers under the Senior Secured Credit Facilities and certain swap agreements, cash management arrangements, and certain letters of credit provided by any lender or agent party to the Senior Secured Credit Facilities or any of its affiliates and certain other persons are secured by (a) a first-priority security interest in certain tangible and intangible assets

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

of the borrowers and the guarantors and (b) a first-priority pledge of 100% of the capital stock of the borrowers, Dell Inc., and each wholly-owned material restricted subsidiary of the borrowers and the guarantors, in each case subject to certain thresholds, exceptions, and permitted liens.

China Revolving Credit Facility — On October 31, 2017, the Company entered into a credit agreement (the "China Revolving Credit Facility") with the Bank of China (Hong Kong) Limited for a secured revolving loan facility in an aggregate principal amount not to exceed $500 million. Borrowings under the China Revolving Credit Facility bear interest at a rate per annum of 0.6% plus LIBOR. The Company may voluntarily repay outstanding loans under the China Revolving Credit Facility at any time without premium or penalty, other than customary "breakage" costs. The facility will expire on October 31, 2018. As of November 3, 2017, there were no outstanding borrowings under the China Revolving Credit Facility.

Pivotal Revolving Credit Facility — On September 7, 2017, Pivotal entered into a credit agreement (the "Pivotal Revolving Credit Facility") with Silicon Valley Bank and certain other banks for a senior secured revolving loan facility in an aggregate principal amount not to exceed $100 million. The credit facility contains customary representations, warranties, and covenants, including financial covenants that require compliance with minimum earnings attainment and liquidity ratios as well as covenants by Pivotal limiting additional indebtedness, liens, guaranties, mergers and consolidations, asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. The credit agreement will expire on September 8, 2020, unless it is terminated by Pivotal or an event of default has occurred prior to such date. None of the net proceeds of such borrowings will be made available to support the operations or satisfy any corporate purposes of Dell Technologies, other than the operations and corporate purposes of Pivotal and Pivotal's subsidiaries. As of November 3, 2017, there were no outstanding borrowings under the Pivotal Revolving Credit Facility.

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

VMware Notes — On August 21, 2017, VMware, Inc. completed a public offering of senior notes in the aggregate amount of $4.0 billion, consisting of outstanding principal due on the following dates: $1.25 billion due August 21, 2020, $1.50 billion due August 21, 2022, and $1.25 billion due August 21, 2027 (collectively, the "VMware Notes"). The VMware Notes bear interest, payable semiannually, at annual rates of 2.30%, 2.95%, and 3.90%, respectively. None of the net proceeds of such borrowings will be made available to support the operations or satisfy any corporate purposes of Dell Technologies, other than the operations and corporate purposes of VMware, Inc. and VMware, Inc.’s subsidiaries.

VMware Revolving Credit Facility — On September 12, 2017, VMware, Inc. entered into an unsecured credit agreement, establishing a revolving credit facility (the “VMware Revolving Credit Facility”), with a syndicate of lenders that provides the company with a borrowing capacity of up to $1.0 billion which may be used for VMware, Inc. corporate purposes. Commitments under the VMware Revolving Credit Facility are available for a period of five years, which may be extended, subject to the satisfaction of certain conditions, by up to two one year periods. As of November 3, 2017, there were no outstanding borrowings under the VMware Revolving Credit Facility. The credit agreement contains certain representations, warranties, and covenants. Commitment fees, interest rates, and other terms of borrowing under the VMware Revolving Credit

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Facility may vary based on VMware, Inc.’s external credit ratings. None of the net proceeds of such borrowings will be made available to support the operations or satisfy any corporate purposes of Dell Technologies, other than the operations and corporate purposes of VMware, Inc. and VMware, Inc.’s subsidiaries.

Margin Loan Facility — During the three months ended May 5, 2017, the Company entered into the Margin Loan Facility in an aggregate principal amount of $2.0 billion. VMW Holdco LLC, a wholly-owned subsidiary of EMC, is the borrower under the Margin Loan Facility, which is secured by 60 million shares of Class B common stock of VMware, Inc. and 20 million shares of Class A common stock of VMware, Inc. Loans under the Margin Loan Facility bear interest at a rate per annum payable, at the borrower's option, either at (a) a base rate plus 1.25% per annum or (b) a LIBOR-based rate plus 2.25% per annum. Interest under the Margin Loan Facility is payable quarterly.

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

VMware Note Bridge Facility — On September 7, 2016, Merger Sub and EMC entered into a credit agreement providing for a senior secured note bridge facility in an aggregate principal amount of $1.5 billion (the "VMware Note Bridge Facility"). As described above, the Company repaid the VMware Note Bridge Facility during the three months ended November 3, 2017.

Structured Financing Debt — As of November 3, 2017 and February 3, 2017, the Company had $4.3 billion and $3.5 billion, respectively, in outstanding structured financing debt, which was primarily related to the fixed-term lease and loan securitization programs and the revolving loan securitization programs. See Note 6 and Note 8 of the Notes to the Condensed Consolidated Financial Statements for further discussion of the structured financing debt and the interest rate swap agreements that hedge a portion of that debt.

Unsecured Notes and Debentures — The Company has outstanding unsecured notes and debentures (collectively, the "Unsecured Notes and Debentures") that were issued prior to the acquisition of Dell by Dell Technologies Inc. Interest on these borrowings is payable semiannually.

Aggregate Future Maturities — As of November 3, 2017, aggregate future maturities of the Company's debt were as follows:

	Maturities by Fiscal Year
	2018 (remaining three months)	2019	2020	2021	2022	Thereafter	Total
	(in millions)
Structured Financing Debt	$909	$2,470	$649	$254	$62	$4	$4,348
Senior Secured Credit Facilities and First Lien Notes	81	1,765	4,245	371	7,888	16,538	30,888
Unsecured Notes and Debentures	—	500	600	—	400	953	2,453
Senior Notes and EMC Notes	—	2,500	—	2,000	1,625	2,625	8,750
VMware Notes	—	—	—	1,250	—	2,750	4,000
Margin Loan Facility	—	—	—	—	—	2,000	2,000
Other	13	10	8	26	—	26	83
Total maturities, principal amount	1,003	7,245	5,502	3,901	9,975	24,896	52,522
Associated carrying value adjustments	(1)	(24)	(40)	(10)	(206)	(590)	(871)
Total maturities, carrying value amount	$1,002	$7,221	$5,462	$3,891	$9,769	$24,306	$51,651

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Covenants and Unrestricted Net Assets — The credit agreement for the Senior Secured Credit Facilities contain customary negative covenants that generally limit the ability of Denali Intermediate Inc., a wholly-owned subsidiary of Dell Technologies ("Dell Intermediate"), Dell, and Dell's and Denali Intermediate's other restricted subsidiaries to incur debt, create liens, make fundamental changes, enter into asset sales, make certain investments, pay dividends or distribute or redeem certain equity interests, prepay or redeem certain debt, and enter into certain transactions with affiliates. The indenture governing the Senior Notes contains customary negative covenants that generally limit the ability of Denali Intermediate, Dell, and Dell's and Denali Intermediate's other restricted subsidiaries to incur additional debt or issue certain preferred shares, pay dividends on or make other distributions in respect of capital stock or make other restricted payments, make certain investments, sell or transfer certain assets, create liens on certain assets to secure debt, consolidate, merge, sell, or otherwise dispose of all or substantially all assets, enter into certain transactions with affiliates, and designate subsidiaries as unrestricted subsidiaries. The negative covenants under such credit agreements and indenture are subject to certain exceptions, qualifications, and "baskets." The indentures governing the First Lien Notes, the Unsecured Notes and Debentures, and the EMC Notes variously impose limitations, subject to specified exceptions, on creating certain liens, entering into sale and lease-back transactions, and entering into certain asset sales. As of November 3, 2017, the Company had certain consolidated subsidiaries that were designated as unrestricted subsidiaries for all purposes of the applicable credit agreements and the indentures governing the First Lien Notes and the Senior Notes. The foregoing credit agreements and indentures contain customary events of default, including failure to make required payments, failure to comply with covenants, and the occurrence of certain events of bankruptcy and insolvency.

The Term Loan A-2 Facility, the Term Loan A-3 Facility, and the Revolving Credit Facility are subject to a first lien net leverage ratio covenant that is tested at the end of each fiscal quarter of Dell with respect to Dell's preceding four fiscal quarters. The Company was in compliance with all financial covenants as of November 3, 2017.

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

The Company's objective is to offset gains and losses resulting from these exposures with gains and losses on the derivative contracts used to hedge the exposures, thereby reducing volatility of earnings and protecting the fair values of assets and liabilities. For derivatives designated as cash flow hedges, the Company assesses hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative and recognizes any ineffective portion of the hedge in earnings as a component of interest and other, net. Hedge ineffectiveness recognized in earnings was not material during the three and nine months ended November 3, 2017 and October 28, 2016.

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

During the three and nine months ended November 3, 2017 and October 28, 2016, the Company did not discontinue any cash flow hedges related to foreign exchange contracts that had a material impact on the Company's results of operations due to the probability that the forecasted cash flows would not occur.

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Notional Amounts of Outstanding Derivative Instruments

The notional amounts of the Company's outstanding derivative instruments were as follows as of the dates indicated:

	November 3, 2017	February 3, 2017 (a)
	(in millions)
Foreign exchange contracts:
Designated as cash flow hedging instruments	$4,099	$3,781
Non-designated as hedging instruments	5,962	5,146
Total	$10,061	$8,927

Interest rate contracts:
Non-designated as hedging instruments	$1,303	$1,251
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

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in Accumulated OCI, Net of Tax, on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
(in millions)
For the three months ended November 3, 2017
		Total net revenue	$(18)
Foreign exchange contracts	$76	Total cost of net revenue	(13)
Interest rate contracts	—	Interest and other, net	—	Interest and other, net	$—
Total	$76		$(31)		$—

For the three months ended October 28, 2016
		Total net revenue	$23
Foreign exchange contracts	$82	Total cost of net revenue	(6)
Interest rate contracts	—	Interest and other, net	—	Interest and other, net	$—
Total	$82		$17		$—

For the nine months ended November 3, 2017
		Total net revenue	$(50)
Foreign exchange contracts	$(81)	Total cost of net revenue	(30)
Interest rate contracts	—	Interest and other, net	—	Interest and other, net	$—
Total	$(81)		$(80)		$—

For the nine months ended October 28, 2016
		Total net revenue	$(44)
Foreign exchange contracts	$(25)	Total cost of net revenue	(20)
Interest rate contracts	—	Interest and other, net	—	Interest and other, net	$—
Total	$(25)		$(64)		$—

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

	November 3, 2017
	Other Current Assets	Other Non- Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value
		(in millions)
Derivatives designated as hedging instruments:
Foreign exchange contracts in an asset position	$65	$—	$20	$—	$85
Foreign exchange contracts in a liability position	(5)	—	(1)	—	(6)
Net asset (liability)	60	—	19	—	79
Derivatives not designated as hedging instruments:
Foreign exchange contracts in an asset position	98	1	25	—	124
Foreign exchange contracts in a liability position	(73)	—	(72)	—	(145)
Interest rate contracts in an asset position	—	5	—	—	5
Interest rate contracts in a liability position	—	—	—	(2)	(2)
Net asset (liability)	25	6	(47)	(2)	(18)
Total derivatives at fair value	$85	$6	$(28)	$(2)	$61

	February 3, 2017
	Other Current Assets	Other Non- Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value
		(in millions)
Derivatives designated as hedging instruments:
Foreign exchange contracts in an asset position	$41	$—	$17	$—	$58
Foreign exchange contracts in a liability position	(19)	—	(6)	—	(25)
Net asset (liability)	22	—	11	—	33
Derivatives not designated as hedging instruments:
Foreign exchange contracts in an asset position	309	2	31	—	342
Foreign exchange contracts in a liability position	(131)	—	(103)	—	(234)
Interest rate contracts in an asset position	—	3	—	—	3
Interest rate contracts in a liability position	—	—	—	(3)	(3)
Net asset (liability)	178	5	(72)	(3)	108
Total derivatives at fair value	$200	$5	$(61)	$(3)	$141

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents the gross amounts of the Company's derivative instruments, amounts offset due to master netting agreements with the Company's counterparties, and the net amounts recognized in the Condensed Consolidated Statements of Financial Position.

	November 3, 2017
	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ (Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Received or Pledged
	(in millions)
Derivative instruments:
Financial assets	$214	$(123)	$91	$—	$—	$91
Financial liabilities	(153)	123	(30)	—	—	(30)
Total derivative instruments	$61	$—	$61	$—	$—	$61

	February 3, 2017
	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ (Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Received or Pledged
	(in millions)
Derivative instruments:
Financial assets	$403	$(198)	$205	$—	$—	$205
Financial liabilities	(262)	198	(64)	—	—	(64)
Total derivative instruments	$141	$—	$141	$—	$—	$141

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 9 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table presents goodwill allocated to the Company's business segments as of November 3, 2017 and February 3, 2017, and changes in the carrying amount of goodwill for the respective periods:

	Client Solutions Group	Infrastructure Solutions Group (a)	VMware	Other Businesses (b)	Total
	(in millions)
Balances as of February 3, 2017	$4,237	$15,607	$15,070	$3,996	$38,910
Goodwill acquired during the period	—	—	238	9	247
Goodwill divested	—	(13)	—	—	(13)
Impact of foreign currency translation	—	155	—	31	186
Balances as of November 3, 2017	$4,237	$15,749	$15,308	$4,036	$39,330
____________________

(a)	Infrastructure Solutions Group is composed of Core Storage, Servers, and Networking, and Virtustream.
(b) Other Businesses consists of offerings by RSA Information Security, SecureWorks, Pivotal, and Boomi.

Goodwill and indefinite-lived intangible assets are tested for impairment annually during the third fiscal quarter and whenever events or circumstances may indicate that an impairment has occurred. Based on the results of the annual impairment test, which was a quantitative test for certain goodwill reporting units and a qualitative test for others, no impairment of goodwill or indefinite-lived intangible assets existed for any reporting unit as of November 3, 2017. As a result of this analysis, it was determined that the excess of fair value over carrying amount was greater than 20% for all of the Company's existing goodwill reporting units as of November 3, 2017, with the exception of the Core Storage, Servers and Networking reporting unit within the Infrastructure Solutions Group segment, which had an excess of fair value over carrying amount of 18% as of such date. Management will continue to monitor the Core Storage, Servers, and Networking goodwill reporting unit and consider potential impacts to the impairment assessment.  Further, the Company did not have any accumulated goodwill impairment charges as of November 3, 2017.

Management exercised significant judgment related to the above assessment, including the identification of goodwill reporting units, assignment of assets and liabilities to goodwill reporting units, assignment of goodwill to reporting units, and determination of the fair value of each goodwill reporting unit. The fair value of each goodwill reporting unit is generally estimated using a combination of public company multiples and discounted cash flow methodologies. This analysis requires significant judgment, including estimation of future cash flows, which is dependent on internal forecasts, the estimation of the long-term growth rate of the Company's business, and the determination of the Company's weighted average cost of capital. Changes in these estimates and assumptions could materially affect the fair value of the goodwill reporting unit, potentially resulting in a non-cash impairment charge.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Intangible Assets

The Company's intangible assets as of November 3, 2017 and February 3, 2017 were as follows:

	November 3, 2017			February 3, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in millions)
Customer relationships	$22,714	$(7,865)	$14,849	$22,708	$(5,552)	$17,156
Developed technology	15,493	(5,287)	10,206	14,569	(2,510)	12,059
Trade names	1,270	(357)	913	1,268	(201)	1,067
Leasehold assets (liabilities)	128	(5)	123	128	(1)	127
Definite-lived intangible assets	39,605	(13,514)	26,091	38,673	(8,264)	30,409
In-process research and development	—	—	—	890	—	890
Indefinite-lived trade names	3,755	—	3,755	3,754	—	3,754
Total intangible assets	$43,360	$(13,514)	$29,846	$43,317	$(8,264)	$35,053

Amortization expense related to definite-lived intangible assets was approximately $1,734 million and $1,164 million during the three months ended November 3, 2017 and October 28, 2016, respectively, and $5,250 million and $2,146 million during the nine months ended November 3, 2017 and October 28, 2016, respectively. There were no material impairment charges related to intangible assets during the three and nine months ended November 3, 2017 and October 28, 2016.

Estimated future annual pre-tax amortization expense of definite-lived intangible assets as of November 3, 2017 over the next five fiscal years and thereafter is as follows:

Fiscal Years	(in millions)
2018 (remaining three months)	$1,730
2019	6,059
2020	4,274
2021	3,333
2022	2,616
Thereafter	8,079
Total	$26,091

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

Changes in the Company's liability for standard limited warranties are presented in the following table for the periods indicated.

	Three Months Ended		Nine Months Ended
	November 3, 2017	October 28, 2016	November 3, 2017	October 28, 2016
	(in millions)
Warranty liability:
Warranty liability at beginning of period	$588	$565	$604	$574
Warranty liability assumed through EMC merger transaction	—	125	—	125
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties (a) (b)	209	196	672	578
Service obligations honored	(239)	(248)	(718)	(639)
Warranty liability at end of period	$558	$638	$558	$638
Current portion	$371	$425	$371	$425
Non-current portion	$187	$213	$187	$213
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

The following table sets forth the activity related to the Company's severance liability for the respective periods:

	Three Months Ended		Nine Months Ended
	November 3, 2017	October 28, 2016	November 3, 2017	October 28, 2016
	(in millions)
Balance at beginning of period	$186	$22	$416	$26
Severance liability assumed through EMC merger transaction	—	70	—	70
Severance charges to provision	41	130	85	156
Cash paid and other	(74)	(47)	(348)	(77)
Balance at end of period	$153	$175	$153	$175

Severance costs are included in cost of net revenue, selling, general, and administrative expenses, and research and development expense in the Condensed Consolidated Statements of Income (Loss) as follows:

	Three Months Ended		Nine Months Ended
	November 3, 2017	October 28, 2016	November 3, 2017	October 28, 2016
	(in millions)
Severance charges:
Cost of net revenue	$10	$49	$14	$54
Selling, general, and administrative	7	69	21	82
Research and development	24	12	50	20
Total	$41	$130	$85	$156

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
The complaints in the IBEW, Barrett, Graulich, Vassallo, City of Miami, Lasker, Local Union No. 373, City of Lakeland, and Ma actions generally allege that the EMC directors breached their fiduciary duties to EMC shareholders in connection with the EMC merger by, among other things, failing to maximize shareholder value and agreeing to provisions in the EMC merger agreement that discouraged competing bids. After consolidating the fifteen complaints, by decision dated December 7, 2015, the Business Litigation Session of the Suffolk County Superior Court in Massachusetts dismissed all nine complaints for failure to make a demand on the EMC board of directors. Three of the nine plaintiffs in the consolidated actions appealed the judgment dismissing their complaints. The Massachusetts Supreme Judicial Court granted an application for direct appellate review, and heard oral argument on the appeal on November 7, 2016. On March 6, 2017, the Supreme Judicial Court issued a decision affirming the dismissal. This decision terminated the consolidated actions.
The complaints in the Walsh, Stull, Pancake, and Booth actions allege that the EMC directors breached their fiduciary duties to EMC shareholders in connection with the EMC merger by, among other things, failing to maximize shareholder value and agreeing to provisions in the EMC merger agreement that discouraged competing bids. The complaints generally further allege that the preliminary registration statement on Form S-4 filed by the Company on December 14, 2015, in connection with the transaction contained material misstatements and omissions, in violation of Section 14(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and SEC Rule 14a-9 promulgated thereunder and that the Company, Dell, and Universal acted as controlling persons of EMC under Section 20(a) of the Exchange Act. On June 6, 2016, the Securities and Exchange Commission declared effective the Company's registration statement on Form S-4 relating to the EMC merger (the "SEC Form S-4"), including the amendments thereto. On June 17, 2016, the parties to the Walsh, Stull, Pancake, and Booth actions submitted to the Court a Stipulation and Proposed Order Dismissing Action and Retaining Jurisdiction to Determine Plaintiffs' Counsel's Application for an Award of Attorneys' Fees and Reimbursement of Expenses. In the stipulation, the plaintiffs represented to the Court that they believe sufficient information had been disclosed to warrant dismissal of the actions as moot in light of the disclosures in the SEC Form S-4, including the amendments thereto. On October 25, 2016, following an agreement between the parties with respect to payment of attorneys' fees and expenses, the Court entered an order terminating the four actions for all purposes.

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Appraisal Proceedings — On October 29, 2013, Dell Technologies acquired Dell in a transaction referred to as the going-private transaction.  Holders of shares of Dell common stock who did not vote on September 12, 2013 in favor of the proposal to adopt the amended going-private transaction agreement and who properly demanded appraisal of their shares and who otherwise comply with the requirements of Section 262 of the Delaware General Corporate Law ("DGCL") are entitled to seek appraisal for, and obtain payment in cash for the judicially determined "fair value" (as defined pursuant to Section 262 of the DGCL) of, their shares in lieu of receiving the going-private transaction consideration. Dell initially recorded a liability of $13.75 for each share with respect to which appraisal has been demanded and as to which the demand has not been withdrawn, together with interest at the statutory rate discussed below. This liability was approximately $129 million as of both November 3, 2017 and February 3, 2017. The Court of Chancery ruled that the fair value of the appraisal shares as of October 29, 2013, the date on which the going-private transaction became effective, was $17.62 per share. This ruling would entitle the holders of the remaining 5,505,730 shares subject to the appraisal proceedings to $17.62 per share, plus interest at a statutory rate, compounded quarterly. On November 21, 2016, the Court of Chancery entered final judgment in the appraisal action. On November 22, 2016, Dell filed a notice of appeal to the Delaware Supreme Court, and a hearing was held on that appeal on September 27, 2017. A ruling on the appeal is pending. The Company believes it was adequately reserved for the appraisal proceedings as of November 3, 2017.

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

As of November 3, 2017, the Company does not believe there is a reasonable possibility that a material loss exceeding the amounts already accrued for these or other proceedings or matters has been incurred. However, since the ultimate resolution of any such proceedings and matters is inherently unpredictable, the Company's business, financial condition, results of operations, or cash flows could be materially affected in any particular period by unfavorable outcomes in one or more of these proceedings or matters. Whether the outcome of any claim, suit, assessment, investigation, or legal proceeding, individually or collectively, could have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows will depend on a number of variables, including the nature, timing, and amount of any associated expenses, amounts paid in settlement, damages, or other remedies or consequences.

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

Purchase Obligations

The Company has contractual obligations to purchase goods or services, which specify significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. As of November 3, 2017, the Company had $3,055 million, $278 million, and $458 million in purchase obligations for Fiscal 2018 (remaining three months), Fiscal 2019, and Fiscal 2020 and thereafter, respectively.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 13 — INCOME AND OTHER TAXES

For the three and nine months ended November 3, 2017, the Company's effective income tax rates for continuing operations were 22.6% and 31.4%, respectively, on pre-tax losses from continuing operations of $1.2 billion and $4.8 billion, respectively. For the three and nine months ended October 28, 2016, the Company's effective income tax rates for continuing operations were 29.0% and 21.1%, respectively, on pre-tax losses from continuing operations of $2.3 billion and $2.9 billion, respectively. The changes in the Company's effective income tax rates for the three and nine months ended November 3, 2017 were primarily attributable to tax benefits from charges incurred associated with the EMC merger transaction, including purchase accounting adjustments, interest charges, and stock-based compensation expense. For more information regarding the EMC merger transaction, see Note 2 of the Notes to the Condensed Consolidated Financial Statements. The change in the Company's effective income tax rate for the nine months ended November 3, 2017 was also impacted by tax charges recognized in the prior year during the three and six months ended July 29, 2016 related to the divestitures of Dell Services and DSG. The income tax rate for the remaining quarter of Fiscal 2018 will be impacted by the actual mix of jurisdictions in which income is generated.

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

Judgment is required in evaluating the Company's uncertain tax positions and determining the Company's provision for income taxes. The Company's net unrecognized tax benefits were $3.2 billion and $3.1 billion as of November 3, 2017 and February 3, 2017, respectively, and are included in other non-current liabilities in the Condensed Consolidated Statements of Financial Position. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

The Company takes certain non-income tax positions in the jurisdictions in which it operates and has received certain non-income tax assessments from various jurisdictions. The Company believes that a material loss in these matters is not probable and that it is not reasonably possible that a material loss exceeding amounts already accrued has been incurred.  The Company believes its positions in these non-income tax litigation matters are supportable and that it ultimately will prevail in the matters. In the normal course of business, the Company's positions and conclusions related to its non-income taxes could be challenged and assessments may be made. To the extent new information is obtained and the Company's views on its positions, probable outcomes of assessments, or litigation change, changes in estimates to the Company's accrued liabilities would be recorded in the period in which such a determination is made. In the resolution process for income tax and non-income tax audits, in certain situations the Company will be required to provide collateral guarantees or indemnification to regulators and tax authorities until the matter is resolved.

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

The following table presents changes in accumulated other comprehensive loss, net of tax, by the following components for the periods indicated:

	Foreign Currency Translation Adjustments	Investments	Cash Flow Hedges	Pension and Other Postretirement Plans	Accumulated Other Comprehensive Loss
	(in millions)
Balances as of February 3, 2017	$(612)	$(13)	$11	$19	$(595)
Other comprehensive income (loss) before reclassifications	325	44	(81)	—	288
Amounts reclassified from accumulated other comprehensive loss	—	3	80	—	83
Total change for the period	325	47	(1)	—	371
Less: Change in comprehensive income attributable to non-controlling interests	—	2	—	—	2
Balances as of November 3, 2017	$(287)	$32	$10	$19	$(226)

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following tables present reclassifications out of accumulated other comprehensive loss, net of tax, to net income (loss) for the periods presented:

	Three Months Ended
	November 3, 2017			October 28, 2016
	Investments	Cash Flow Hedges	Total	Investments	Cash Flow Hedges	Total
	(in millions)
Total reclassifications, net of tax:
Net revenue	$—	$(18)	$(18)	$—	$23	$23
Cost of net revenue	—	(13)	(13)	—	(6)	(6)
Interest and other, net	—	—	—	—	—	—
Total reclassifications, net of tax	$—	$(31)	$(31)	$—	$17	$17

	Nine Months Ended
	November 3, 2017			October 28, 2016
	Investments	Cash Flow Hedges	Total	Investments	Cash Flow Hedges	Total
	(in millions)
Total reclassifications, net of tax:
Net revenue	$—	$(50)	$(50)	$—	$(44)	$(44)
Cost of net revenue	—	(30)	(30)	—	(20)	(20)
Interest and other, net	(3)	—	(3)	—	—	—
Total reclassifications, net of tax	$(3)	$(80)	$(83)	$—	$(64)	$(64)

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 15 — NON-CONTROLLING INTERESTS

VMware, Inc. — The non-controlling interests' share of equity in VMware, Inc. is reflected as a component of the non-controlling interests in the accompanying Condensed Consolidated Statements of Financial Position and was $5.1 billion and $5.2 billion as of November 3, 2017 and February 3, 2017, respectively. As of November 3, 2017 and February 3, 2017, the Company held approximately 81.9% and 82.5%, respectively, of the outstanding equity interest in VMware, Inc.

SecureWorks — On April 27, 2016, SecureWorks completed a registered underwritten IPO of its Class A common stock. The non-controlling interests' share of equity in SecureWorks is reflected as a component of the non-controlling interests in the accompanying Condensed Consolidated Statements of Financial Position and was $85 million and $86 million as of November 3, 2017 and February 3, 2017, respectively. As of November 3, 2017 and February 3, 2017, the Company held approximately 87.1% and 87.5%, respectively, of the outstanding equity interest in SecureWorks.

Pivotal — A portion of the non-controlling interests in Pivotal is held by third parties in the form of preferred equity instruments. Due to the terms of such instruments, Pivotal's results of operations and equity activity are not attributable to such interests in Pivotal in the Condensed Consolidated Statements of Income (Loss) and Condensed Consolidated Statements of Financial Position. The preferred equity instruments are convertible into common shares at the non-controlling owner's election at any time. The remaining portion of the non-controlling interests in Pivotal is held by third parties in the form of common stock. Pivotal's results of operations and equity activity are attributable to such interests in Pivotal in the Condensed Consolidated Statements of Income (Loss) and Condensed Consolidated Statements of Financial Position. The non-controlling interests' share of equity in Pivotal, including both preferred equity instruments and common stock, is reflected as a component of the non-controlling interests in the accompanying Condensed Consolidated Statements of Financial Position and was $481 million and $472 million as of November 3, 2017 and February 3, 2017, respectively. As of November 3, 2017 and February 3, 2017, the Company held approximately 77.3% and 77.8%, respectively, of the outstanding equity interest in Pivotal.

The effect of changes in the Company's ownership interest in VMware, Inc., SecureWorks, and Pivotal on the Company's equity for the period presented was as follows:

Nine Months Ended
November 3, 2017
(in millions)
Net loss attributable to Dell Technologies Inc.	$(3,217)
Transfers (to) from the non-controlling interests:
Increase in Dell Technologies Inc. additional paid-in-capital for equity issuances and other equity activity	482
Decrease in Dell Technologies Inc. additional paid-in-capital for equity issuances and other equity activity	(684)
Net transfers to non-controlling interests	(202)
Change from net loss attributable to Dell Technologies Inc. and transfers to/from the non-controlling interests	$(3,419)

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

The Company has two groups of common stock, denoted as the DHI Group Common Stock and the Class V Common Stock. The DHI Group Common Stock consists of four classes of common stock, referred to as Class A Common Stock, Class B Common Stock, Class C Common Stock, and Class D Common Stock. The DHI Group generally refers to the direct and indirect interest of Dell Technologies in all of Dell Technologies' business, assets, properties, liabilities, and preferred stock other than those attributable to the Class V Group, as well as its retained interest in the Class V Group equal to approximately 39% of the Company's economic interest in the Class V Group as of November 3, 2017. The Class V Common Stock is intended to track the economic performance of approximately 61% of the Company's economic interest in the Class V Group as of such date. As of November 3, 2017, the Class V Group consisted solely of approximately 331 million shares of VMware, Inc. common stock held by the Company. See Note 17 of the Notes to the Condensed Consolidated Financial Statements and Exhibit 99.1 to the Company's quarterly report on Form 10-Q for the quarterly period ended November 3, 2017 for more information regarding the allocation of earnings from Dell Technologies' interest in VMware, Inc. between the DHI Group and the Class V Common Stock.

For purposes of calculating earnings (loss) per share, the Company used the two-class method. As all classes of DHI Group Common Stock share the same rights in dividends, basic and diluted earnings (loss) per share are the same for each class of DHI Group Common Stock.

The following table sets forth basic and diluted earnings (loss) per share for each of the periods presented:

	Three Months Ended		Nine Months Ended
	November 3, 2017	October 28, 2016	November 3, 2017	October 28, 2016
Earnings (loss) per share attributable to Dell Technologies Inc. - basic:
Continuing operations - Class V Common Stock - basic	$1.10	$0.79	$2.50	$0.79
Continuing operations - DHI Group - basic	$(2.05)	$(3.62)	$(6.57)	$(5.70)
Discontinued operations - DHI Group - basic	$—	$(0.88)	$—	$2.01

Earnings (loss) per share attributable to Dell Technologies Inc. - diluted:
Continuing operations - Class V Common Stock - diluted	$1.09	$0.78	$2.46	$0.78
Continuing operations - DHI Group - diluted	$(2.05)	$(3.63)	$(6.58)	$(5.70)
Discontinued operations - DHI Group - diluted	$—	$(0.88)	$—	$2.01

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table sets forth the computation of basic and diluted earnings (loss) per share for each of the periods presented:

	Three Months Ended		Nine Months Ended
	November 3, 2017	October 28, 2016	November 3, 2017	October 28, 2016
	(in millions)
Numerator: Continuing operations - Class V Common Stock
Net income from continuing operations attributable to Class V Common Stock - basic	$223	$175	$509	$175
Incremental dilution from VMware, Inc. attributable to Class V Common Stock (a)	(3)	(2)	(7)	(2)
Net income from continuing operations attributable to Class V Common Stock - diluted	$220	$173	$502	$173

Numerator: Continuing operations - DHI Group
Net loss from continuing operations attributable to DHI Group - basic	$(1,160)	$(1,801)	$(3,726)	$(2,486)
Incremental dilution from VMware, Inc. attributable to DHI Group (a)	(3)	(1)	(5)	(1)
Net loss from continuing operations attributable to DHI Group - diluted	$(1,163)	$(1,802)	$(3,731)	$(2,487)

Numerator: Discontinued operations - DHI Group
Income (loss) from discontinued operations, net of income taxes - basic and diluted	$—	$(438)	$—	$875

Denominator: Class V Common Stock weighted-average shares outstanding
Weighted-average shares outstanding - basic	202	222	204	222
Dilutive effect of options, restricted stock units, restricted stock, and other (b)	—	—	—	—
Weighted-average shares outstanding - diluted	202	222	204	222
Weighted-average shares outstanding - antidilutive (b)	—	—	—	—

Denominator: DHI Group weighted-average shares outstanding
Weighted-average shares outstanding - basic	567	497	567	436
Dilutive effect of options, restricted stock units, restricted stock, and other	—	—	—	—
Weighted-average shares outstanding - diluted	567	497	567	436
Weighted-average shares outstanding - antidilutive (c)	34	33	36	30
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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents a reconciliation to the consolidated net income (loss) attributable to Dell Technologies Inc.:

	Three Months Ended		Nine Months Ended
	November 3, 2017	October 28, 2016	November 3, 2017	October 28, 2016
	(in millions)
Net income from continuing operations attributable to Class V Common Stock	$223	$175	$509	$175
Net loss from continuing operations attributable to DHI Group	(1,160)	(1,801)	(3,726)	(2,486)
Net loss from continuing operations attributable to Dell Technologies Inc.	(937)	(1,626)	(3,217)	(2,311)
Income (loss) from discontinued operations, net of income taxes (Note 3)	—	(438)	—	875
Net loss attributable to Dell Technologies Inc.	$(937)	$(2,064)	$(3,217)	$(1,436)

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

The following table summarizes the Company's authorized, issued, and outstanding common stock as of the dates indicated:

	Authorized	Issued	Outstanding
	(in millions of shares)
Common stock as of February 3, 2017
Class A	600	410	410
Class B	200	137	137
Class C	900	22	22
Class D	100	—	—
Class V	343	223	209
	2,143	792	778

Common stock as of November 3, 2017
Class A	600	410	410
Class B	200	137	137
Class C	7,900	24	23
Class D	100	—	—
Class V	343	223	199
	9,143	794	769

Preferred Stock — The Company is authorized to issue one million shares of preferred stock, par value $.01 per share. As of November 3, 2017, no shares of preferred stock were issued or outstanding.

Class V Common Stock and Class V Group — In connection with the EMC merger transaction, the Company authorized 343 million shares of Class V Common Stock. The Class V Common Stock is a type of common stock commonly referred to as a tracking stock, which is a class of common stock that is intended to track the economic performance of a defined set of assets and liabilities. As of November 3, 2017, the 199 million shares of outstanding Class V Common Stock were intended to track the economic performance of approximately 61% of Dell Technologies' economic interest in the Class V Group. The Class V Group as of such date consisted solely of approximately 331 million shares of VMware, Inc. common stock held by the Company. The remaining 39% economic interest in the Class V Group as of November 3, 2017 was represented by the approximately 127 million retained interest shares held by the DHI Group. The DHI Group generally refers, in addition to such retained interest, to the direct and indirect interest of Dell Technologies in all of Dell Technologies' business, assets, properties, liabilities, and preferred stock other than those attributable to the Class V Group.

Repurchases of Common Stock; Treasury Stock

Class V Common Stock Repurchases — On December 13, 2016, the board of directors approved a stock repurchase program (the "Class V Group Repurchase Program") which authorized the Company to use assets of the Class V Group to repurchase up to $500 million of shares of Class V Common Stock over a period of six months. During the three months ended May 5, 2017, the Company repurchased 1.3 million shares of Class V Common Stock for $82 million pursuant to this initial authorization. The Company repurchased a total of 8.4 million shares under this program.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

On March 27, 2017 and August 18, 2017, the board of directors approved two amendments of the Class V Group Repurchase Program (the "March 2017 Class V Group Repurchase Program" and the “August 2017 Class V Group Repurchase Program,” respectively) which, when combined, authorized the Company to use assets of the Class V Group to repurchase up to an additional $600 million of shares of Class V Common Stock over additional six-month periods from the respective board approval dates. On May 9, 2017, the March 2017 Class V Group Repurchase Program was completed, with the Company having repurchased 4.6 million shares of Class V Common Stock for $300 million. On October 31, 2017, the August 2017 Class V Group Repurchase Program was completed, with the Company having repurchased 3.8 million shares of Class V Common Stock for $300 million.

The following table presents the repurchase activity with respect to the Class V Common Stock for the nine months ended November 3, 2017, and the attribution of the Class V Group between the Class V Common Stock and the DHI Group's retained interest as of the dates indicated:

	Class V Common Stock		DHI Group Retained Interest
	Shares of Class V Common Stock	Interest in Class V Group	Retained Interest Shares	Interest in Class V Group
	(in millions of shares)
As of February 3, 2017	209	62%	127	38%
Repurchases of Class V Common Stock	(10)		—
As of November 3, 2017	199	61%	127	39%

All shares of Class V Common Stock repurchased by the Company pursuant to the repurchase programs are held as treasury stock at cost. The repurchase of shares pursuant to the Class V Common Stock repurchase programs was funded from proceeds received by the Class V Group from the sale by a subsidiary of the Company of shares of Class A common stock of VMware, Inc. owned by such subsidiary, as described below under "VMware, Inc. Class A Common Stock Repurchases." Share repurchases made by VMware, Inc. of its Class A common stock from a subsidiary of the Company do not affect the determination of the respective interests of the Class V Common Stock and the DHI Group in the Class V Group. See Exhibit 99.1 to the Company's quarterly report on Form 10-Q for the quarterly period ended November 3, 2017 for more information regarding Unaudited Attributed Financial Information for the Class V Group.

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

In January 2017 and August 2017, VMware, Inc.'s board of directors authorized the repurchase of up to $2.2 billion of shares of VMware, Inc. Class A common stock (the "January 2017 Authorization" for up to $1.2 billion through the end of Fiscal 2018, and the "August 2017 Authorization" for up to $1 billion through August 31, 2018). On March 29, 2017 and August 23, 2017, the Company entered into two new stock purchase agreements with VMware, Inc. (the "March 2017 Stock Purchase Agreement" and the "August 2017 Stock Purchase Agreement," respectively), pursuant to which VMware, Inc. agreed to repurchase for cash a total of $600 million of shares of VMware, Inc. Class A common stock from a subsidiary of the Company. VMware, Inc. repurchased approximately 6.1 million shares of Class A common stock (consisting of 3.4 million shares pursuant to the March 2017 Stock Purchase Agreement and 2.7 million shares pursuant to the August 2017 Stock Purchase Agreement). The proceeds from the sales were applied by the Company to the repurchase of shares of the Class V Common Stock under the March 2017 and August 2017 Class V Group Repurchase Programs described above. As of November 3, 2017, the sale transactions under the March 2017 and August 2017 Stock Purchase Agreements were completed. The purchase prices of the 3.4 million shares and 2.7 million shares repurchased by VMware, Inc. were each based on separate volume-weighted average per share prices of the Class A common stock as reported on the New York Stock Exchange during separate specified reference periods, less a discount of 3.5% from the respective volume-weighted average per share price.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

During the three and nine months ended November 3, 2017, VMware, Inc. repurchased 5.1 million shares of Class A common stock in the open market for $555 million.

As of November 3, 2017, the cumulative authorized amount remaining for share repurchases by VMware, Inc. was $1,045 million, which represents the $2.2 billion authorized since January 2017, less the cumulative Class A common stock repurchases from the Company of $600 million, and less the cumulative Class A common stock repurchases in the open market of $555 million.

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
The amount of redeemable shares classified as temporary equity as of November 3, 2017 was $362 million, which consisted of 2.6 million issued and outstanding unrestricted common shares, 0.3 million RSUs, 0.1 million RSAs, and 15.3 million outstanding stock options. The amount of redeemable shares classified as temporary equity as of February 3, 2017 was $231 million, which consisted of 1.1 million issued and outstanding unrestricted common shares, 0.4 million RSUs, 0.1 million RSAs, and 13.7 million outstanding stock options.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 19 — SEGMENT INFORMATION

The Company has three reportable segments that are based on the following business units: Client Solutions Group ("CSG"); Infrastructure Solutions Group ("ISG"); and VMware.

CSG includes sales to commercial and consumer customers of desktops, thin client products, and notebooks, as well as services and third-party software and peripherals that are closely tied to the sale of CSG hardware. ISG includes servers, networking, and storage, as well as services and third-party software and peripherals that are closely tied to the sale of ISG hardware. VMware includes a broad portfolio of virtualization technologies across three main product groups: software-defined data center; hybrid cloud computing; and end-user computing.

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents a reconciliation of net revenue by the Company's reportable segments to the Company's consolidated net revenue as well as a reconciliation of consolidated segment operating income to the Company's consolidated operating loss:

	Three Months Ended		Nine Months Ended
	November 3, 2017	October 28, 2016	November 3, 2017	October 28, 2016
	(in millions)
Consolidated net revenue:
Client Solutions Group	$9,959	$9,187	$28,866	$26,978
Infrastructure Solutions Group	7,518	5,989	21,840	13,381
VMware	1,953	1,289	5,596	1,289
Reportable segment net revenue	19,430	16,465	56,302	41,648
Other businesses (a)	475	312	1,409	530
Unallocated transactions (b)	—	—	(1)	63
Impact of purchase accounting (c)	(295)	(530)	(985)	(673)
Total net revenue	$19,610	$16,247	$56,725	$41,568

Consolidated operating income (loss):
Client Solutions Group	$672	$634	$1,612	$1,503
Infrastructure Solutions Group	678	897	1,431	1,389
VMware	639	548	1,686	548
Reportable segment operating income	1,989	2,079	4,729	3,440
Other businesses (a)	6	(13)	10	(48)
Unallocated transactions (b)	(9)	(91)	(4)	(122)
Impact of purchase accounting (c)	(366)	(850)	(1,195)	(1,054)
Amortization of intangibles	(1,734)	(1,164)	(5,250)	(2,146)
Transaction-related expenses (d)	(86)	(1,200)	(415)	(1,329)
Other corporate expenses (e)	(333)	(273)	(887)	(325)
Total operating loss	$(533)	$(1,512)	$(3,012)	$(1,584)
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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents net revenue by business unit categories:

	Three Months Ended		Nine Months Ended
	November 3, 2017	October 28, 2016	November 3, 2017	October 28, 2016
	(in millions)
Net revenue:
Client Solutions Group:
Commercial	$6,907	$6,400	$20,453	$19,343
Consumer	3,052	2,787	8,413	7,635
Total CSG net revenue	9,959	9,187	28,866	26,978

Infrastructure Solutions Group:
Servers and networking	3,851	2,910	10,822	9,222
Storage	3,667	3,079	11,018	4,159
Total ISG net revenue	7,518	5,989	21,840	13,381

VMware:
Total VMware net revenue	1,953	1,289	5,596	1,289

Total segment net revenue	$19,430	$16,465	$56,302	$41,648

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 20 — SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION

The following table provides additional information on selected accounts included in the Condensed Consolidated Statements of Financial Position as of November 3, 2017 and February 3, 2017:

	November 3, 2017	February 3, 2017
	(in millions)
Inventories, net:
Production materials	$787	$925
Work-in-process	607	503
Finished goods	1,188	1,110
Total inventories, net	2,582	2,538
Other non-current liabilities:
Warranty liability	187	199
Deferred and other tax liabilities	6,740	8,607
Other	560	533
Total other non-current liabilities	$7,487	$9,339

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 21 — SUBSEQUENT EVENTS

On November 27, 2017, DFS entered into a credit agreement that provided for borrowings in an aggregate principal amount of $200 million. The borrowings will accrue interest at a rate per annum of either 3.67%, if denominated in U.S. dollars, or 9.43%, if denominated in Mexican pesos. The note will mature on December 1, 2020.

During November 2017, VMware, Inc. entered into a definitive agreement to acquire VeloCloud Networks, Inc. (“VeloCloud”), a provider of cloud-delivered software-defined wide-area network (SD-WAN) technology for enterprises and service providers. The acquisition of VeloCloud will enable VMware to build on its network virtualization platform, VMware NSX, and expand its networking portfolio. The cash payment upon closing of the transaction is estimated to be approximately $470 million; however, the determination of the purchase price is dependent upon several factors at the date of closing and cannot be reasonably estimated until such time. The transaction is expected to close during the fourth quarter of Fiscal 2018 and is subject to regulatory approvals and customary closing conditions.

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

INTRODUCTION

Dell Technologies is a strategically aligned family of businesses that brings together the entire infrastructure from hardware to software to services — from the edge to the core to the cloud. The core of IT is evolving in our hyper-connected world, containing both centralized data centers and geographically distributed hyper-converged infrastructure. Dell Technologies is a leader in the traditional technology of today and a leader in the cloud-native infrastructure of tomorrow. We are a leading provider of scalable IT solutions enabling customers to be more efficient, mobile, informed, and secure. Through our recent combination with EMC, Dell Technologies now primarily encompasses our Client Solutions Group, Infrastructure Solutions Group, VMware, Inc., RSA Information Security, SecureWorks Corp. ("SecureWorks"), Pivotal Software, Inc. ("Pivotal"), and Boomi, Inc ("Boomi"). We are focused on providing technology solutions and services that accelerate digital transformation. We believe technology exists to drive human progress on a global scale — to create new markets, reshape industries, and improve lives. We are positioned to help customers of any size build the essential infrastructure to modernize IT and enable digital business, and are differentiated by our practical innovation and efficient, simple, and affordable solutions.

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

We celebrated the one year anniversary of our historic merger with EMC in September 2017, and recognize the many accomplishments we have made over that year. These accomplishments include the broad expansion of our product portfolio, integration of our supply chain, and achievement of revenue synergies across the business. We continue to work on the integration of EMC acquired businesses and on strengthening our combined go-to-market initiatives. During this period of transition and integration, we remain focused on supporting our customers with outstanding solutions, products, and services. We will continue our focus on building superior customer relationships through our direct model and our network of channel partners, which includes value-added resellers, system integrators, distributors, and retailers. We also will continue investing in strategic solutions and enhancing our go-to-market sales and marketing capabilities as we seek to strengthen our position as leading global technology company poised for long-term sustainable growth and innovation.

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

•
Infrastructure Solutions Group (ISG) — EMC's Information Storage segment and our former Enterprise Solutions Group were merged to create the Infrastructure Solutions Group, or ISG, which contains storage, server, and networking offerings. The comprehensive portfolio of advanced storage solutions includes traditional storage solutions as well as next-generation storage solutions (including all flash arrays and scale-out file, and object platforms). The server portfolio includes high-performance rack, blade, tower, and hyperscale servers. The networking portfolio enables our business customers to transform and modernize their infrastructure, mobilize and enrich end-user experiences, and accelerate business applications and processes. Similar to CSG, ISG also offers attached software, peripherals, and services, including support and deployment, configuration, and extended warranty services.

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

VMware is a leader in virtualization and cloud infrastructure and business mobility solutions that enable organizations to manage IT resources across private clouds and complex multi-cloud, multi-device environments. VMware offers a broad portfolio of virtualization technologies across three main product groups: software-defined data center; hybrid cloud computing; and end-user computing.

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

Business Trends and Challenges

We are seeing an unprecedented rate of change in the IT industry. Organizations of all kinds are embracing digital technology to achieve their business objectives. Our vision is to be the essential infrastructure company and leader in end-user computing, data center infrastructure solutions, virtualization, Internet of Things ("IoT"), and cloud software that our customers continue to trust and rely on for their IT solutions and transformations. To further advance this vision, we recently unveiled a new IoT strategy, division, and an array of solutions to support IoT adoption for our customers. We accelerate results for our customers by enabling them to be more efficient, mobile, informed, and secure.  We continue to invest in research and development, sales, and other key areas of our business to deliver superior products and solutions capabilities and to drive execution of long-term sustainable growth. We believe that our results will benefit from an integrated go-to-market strategy, including enhanced coordination among the family of Dell Technologies companies, and from our differentiated products and solutions capabilities. We intend to continue to execute on our business model and seek to balance liquidity, profitability, and growth to position our company for long-term success.

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

We expect that ISG will continue to be impacted by the changing nature of the IT infrastructure market and competitive environment. Cloud-native applications are expected to continue as a primary growth driver in the infrastructure market as IT organizations increasingly become multi-cloud environments. We believe the complementary cloud solutions across our business, created through our combination with EMC, strongly position us to meet these demands for our customers who are increasingly looking to leverage cloud-based computing. Further, we will provide new and more robust storage and data center solutions to meet the evolving needs of our customers. We also continue to be impacted by the emerging trends of enterprises deploying software-defined storage, hyper-converged, and modular solutions based on server-centric architectures. These trends have put pressure on our traditional storage offerings, and we are focused on rapidly developing new capabilities and solutions to reposition our storage portfolio. We have leading solutions through our ISG and VMware data center offerings. In addition, through our research and development efforts, we expect to develop new solutions in this rapidly changing industry that we believe will enable us to continue to provide superior solutions to our customers.

In ISG, we are also seeing increased interest in "as a service" flexible consumption models by our customers as they seek to build greater flexibility into their cost structures. We have introduced various financing and consumption models to meet our customers' needs.

During the first nine months of Fiscal 2018, we have experienced higher component costs which primarily impacted CSG and ISG. We expect this trend to moderate but continue into Fiscal 2019.

We manage our business on a U.S. dollar basis. However, we have a large global presence, generating approximately half of our revenue by sales to customers outside of the United States during the third quarter and first nine months of Fiscal 2018 and the third quarter and first nine months of Fiscal 2017. Our revenues, therefore, can be impacted by fluctuations in foreign currency exchange rates. We utilize a comprehensive hedging strategy intended to mitigate the impact of foreign currency volatility over time, and we adjust pricing when possible to further minimize foreign currency impacts. The percentage of our revenues generated in regions outside of the United States did not change substantially as a result of the EMC merger transaction.

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

NON-GAAP FINANCIAL MEASURES

In management's discussion and analysis, we use supplemental measures of our performance which are derived from our consolidated financial information but which are not presented in our consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. These non-GAAP financial measures include non-GAAP product net revenue; non-GAAP services net revenue; non-GAAP net revenue; non-GAAP product gross margin; non-GAAP services gross margin; non-GAAP gross margin; non-GAAP operating expenses; non-GAAP operating income; non-GAAP net income from continuing operations; earnings before interest and other, net, taxes, depreciation and amortization, referred to as EBITDA; and adjusted EBITDA.

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

•
Transaction-related Expenses — Transaction-related expenses consist of acquisition, integration, and divestiture related costs, and are expensed as incurred. These expenses primarily represent costs for legal, banking, consulting, and advisory services, as well as certain compensatory retention awards directly related to the EMC merger transaction and related integration. During the third quarter and first nine months of Fiscal 2017, transaction-related expenses includes $807 million in day one stock-based compensation charges primarily related to the acceleration of vesting of EMC stock options and related taxes incurred in connection with the EMC merger transaction.

•
Other Corporate Expenses — Other corporate expenses consists of severance, facility action costs, and stock-based compensation expense associated with equity awards. Severance costs are primarily related to severance and benefits for employees terminated pursuant to cost savings initiatives. Facility action costs included in the third quarter and first nine months of Fiscal 2018 were $67 million and $175 million, respectively. We expect to incur these costs over the remainder of the year as we continue to integrate owned and leased facilities and as we seek opportunities for operational efficiencies and cost savings. Other corporate expenses vary from period to period and are significantly impacted by the timing and nature of these events. Therefore, although we may incur these types of expenses in the future, we believe that eliminating these charges for purposes of calculating the non-GAAP financial measures presented below facilitates a more meaningful evaluation of our current operating performance and comparisons to our past operating performance.

•
Aggregate Adjustment for Income Taxes — The aggregate adjustment for income taxes is the estimated combined income tax effect for the adjustments described above. During the first nine months of Fiscal 2017, this amount also includes tax charges of approximately $201 million, recorded during the first six months of Fiscal 2017, on previously untaxed earnings of a foreign subsidiary that will no longer be permanently reinvested as a result of the Dell Services and DSG divestitures. The tax effects are determined based on the tax jurisdictions where the above items were incurred.

The table below presents a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP measure for each of the periods presented:

	Three Months Ended			Nine Months Ended
	November 3, 2017	% Change	October 28, 2016	November 3, 2017	% Change	October 28, 2016
	(in millions, except percentages)
Product net revenue	$14,680	19%	$12,366	$42,003	25%	$33,510
Non-GAAP adjustments:
Impact of purchase accounting	33		261	138		260
Non-GAAP product net revenue	$14,713	17%	$12,627	$42,141	25%	$33,770

Services net revenue	$4,930	27%	$3,881	$14,722	83%	$8,058
Non-GAAP adjustments:
Impact of purchase accounting	262		269	847		413
Non-GAAP services net revenue	$5,192	25%	$4,150	$15,569	84%	$8,471

Net revenue	$19,610	21%	$16,247	$56,725	36%	$41,568
Non-GAAP adjustments:
Impact of purchase accounting	295		530	985		673
Non-GAAP net revenue	$19,905	19%	$16,777	$57,710	37%	$42,241

Product gross margin	$2,311	28%	$1,804	$5,797	25%	$4,654
Non-GAAP adjustments:
Impact of purchase accounting	45		437	173		461
Amortization of intangibles	914		604	2,784		806
Transaction-related expenses	1		18	9		16
Other corporate expenses	2		10	8		14
Non-GAAP product gross margin	$3,273	14%	$2,873	$8,771	47%	$5,951

Services gross margin	$2,852	36%	$2,095	$8,477	125%	$3,774
Non-GAAP adjustments:
Impact of purchase accounting	262		292	847		436
Amortization of intangibles	—		—	—		—
Transaction-related expenses	4		12	13		9
Other corporate expenses	26		52	55		54
Non-GAAP services gross margin	$3,144	28%	$2,451	$9,392	120%	$4,273

Gross margin	$5,163	32%	$3,899	$14,274	69%	$8,428
Non-GAAP adjustments:
Impact of purchase accounting	307		729	1,020		897
Amortization of intangibles	914		604	2,784		806
Transaction-related expenses	5		30	22		25
Other corporate expenses	28		62	63		68
Non-GAAP gross margin	$6,417	21%	$5,324	$18,163	78%	$10,224

	Three Months Ended			Nine Months Ended
	November 3, 2017	% Change	October 28, 2016	November 3, 2017	% Change	October 28, 2016
	(in millions, except percentages)
Operating expenses	$5,696	5%	$5,411	$17,286	73%	$10,012
Non-GAAP adjustments:
Impact of purchase accounting	(59)		(121)	(175)		(157)
Amortization of intangibles	(820)		(560)	(2,466)		(1,340)
Transaction-related expenses	(81)		(1,170)	(393)		(1,304)
Other corporate expenses	(305)		(211)	(824)		(257)
Non-GAAP operating expenses	$4,431	32%	$3,349	$13,428	93%	$6,954

Operating loss	$(533)	65%	$(1,512)	$(3,012)	(90)%	$(1,584)
Non-GAAP adjustments:
Impact of purchase accounting	366		850	1,195		1,054
Amortization of intangibles	1,734		1,164	5,250		2,146
Transaction-related expenses	86		1,200	415		1,329
Other corporate expenses	333		273	887		325
Non-GAAP operating income	$1,986	1%	$1,975	$4,735	45%	$3,270

Net loss from continuing operations	$(941)	43%	$(1,637)	$(3,302)	(42)%	$(2,323)
Non-GAAP adjustments:
Impact of purchase accounting	366		850	1,195		1,054
Amortization of intangibles	1,734		1,164	5,250		2,146
Transaction-related expenses	86		1,200	415		1,326
Other corporate expenses	333		273	887		325
Aggregate adjustment for income taxes	(469)		(880)	(1,882)		(932)
Non-GAAP net income from continuing operations	$1,109	14%	$970	$2,563	61%	$1,596

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

The table below presents a reconciliation of EBITDA and adjusted EBITDA to net loss from continuing operations for the periods presented:

	Three Months Ended			Nine Months Ended
	November 3, 2017	% Change	October 28, 2016	November 3, 2017	% Change	October 28, 2016
	(in millions, except percentages)
Net loss from continuing operations	$(941)	43%	$(1,637)	$(3,302)	(42)%	$(2,323)
Adjustments:
Interest and other, net (a)	682		794	1,800		1,362
Income tax provision (benefit)	(274)		(669)	(1,510)		(623)
Depreciation and amortization	2,137		1,576	6,491		2,799
EBITDA	$1,604	NM	$64	$3,479	186%	$1,215

EBITDA	$1,604	NM	$64	$3,479	186%	$1,215
Adjustments:
Stock-based compensation expense	221		144	630		177
Impact of purchase accounting (b)	298		693	990		851
Transaction-related expenses (c)	86		1,200	415		1,366
Other corporate expenses (d)	109		129	237		148
Adjusted EBITDA	$2,318	4%	$2,230	$5,751	53%	$3,757
________________

(a)	See "Results of Operations — Interest and Other, Net" for more information on the components of interest and other, net.

(b)	This amount includes the non-cash purchase accounting adjustments related to the EMC merger transaction and the going-private transaction.

(c)	Transaction-related expenses consist of acquisition, integration, and divestiture related costs.

(d)	Consists of severance and facility action costs.

NM	Not meaningful.

RESULTS OF OPERATIONS

Consolidated Results

The following table summarizes our consolidated results from continuing operations for each of the periods presented. Unless otherwise indicated, all changes identified for the current-period results represent comparisons to results for the prior corresponding fiscal period.

	Three Months Ended					Nine Months Ended
	November 3, 2017			October 28, 2016		November 3, 2017			October 28, 2016
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue
	(in millions, except percentages)
Net revenue:
Product	$14,680	74.9%	19%	$12,366	76.1%	$42,003	74.0%	25%	$33,510	80.6%
Services	4,930	25.1%	27%	3,881	23.9%	14,722	26.0%	83%	8,058	19.4%
Total net revenue	$19,610	100.0%	21%	$16,247	100.0%	$56,725	100.0%	36%	$41,568	100.0%
Gross margin:
Product (a)	$2,311	15.7%	28%	$1,804	14.6%	$5,797	13.8%	25%	$4,654	13.9%
Services (b)	2,852	57.8%	36%	2,095	54.0%	8,477	57.6%	125%	3,774	46.8%
Total gross margin	$5,163	26.3%	32%	$3,899	24.0%	$14,274	25.2%	69%	$8,428	20.3%
Operating expenses	$5,696	29.0%	5%	$5,411	33.3%	$17,286	30.5%	73%	$10,012	24.1%
Operating loss	$(533)	(2.7)%	65%	$(1,512)	(9.3)%	$(3,012)	(5.3)%	(90)%	$(1,584)	(3.8)%
Net loss from continuing operations	$(941)	(4.8)%	43%	$(1,637)	(10.1)%	$(3,302)	(5.8)%	(42)%	$(2,323)	(5.6)%
Net loss attributable to Dell Technologies Inc.	$(937)	(4.8)%	55%	$(2,064)	(12.7)%	$(3,217)	(5.7)%	(124)%	$(1,436)	(3.5)%

Non-GAAP Financial Information
Non-GAAP net revenue:
Product	$14,713	73.9%	17%	$12,627	75.3%	$42,141	73.0%	25%	$33,770	79.9%
Services	5,192	26.1%	25%	4,150	24.7%	15,569	27.0%	84%	8,471	20.1%
Total non-GAAP net revenue	$19,905	100.0%	19%	$16,777	100.0%	$57,710	100.0%	37%	$42,241	100.0%
Non-GAAP gross margin:
Product (a)	$3,273	22.2%	14%	$2,873	22.8%	$8,771	20.8%	47%	$5,951	17.6%
Services (b)	3,144	60.6%	28%	2,451	59.1%	9,392	60.3%	120%	4,273	50.4%
Total non-GAAP gross margin	$6,417	32.2%	21%	$5,324	31.7%	$18,163	31.5%	78%	$10,224	24.2%
Non-GAAP operating expenses	$4,431	22.3%	32%	$3,349	20.0%	$13,428	23.3%	93%	$6,954	16.5%
Non-GAAP operating income	$1,986	10.0%	1%	$1,975	11.8%	$4,735	8.2%	45%	$3,270	7.7%
Non-GAAP net income from continuing operations	$1,109	5.6%	14%	$970	5.8%	$2,563	4.4%	61%	$1,596	3.8%
EBITDA	$1,604	8.1%	NM	$64	0.4%	$3,479	6.0%	186%	$1,215	2.9%
Adjusted EBITDA	$2,318	11.6%	4%	$2,230	13.3%	$5,751	10.0%	53%	$3,757	8.9%
____________________

(a)	Product gross margin percentages represent product gross margin as a percentage of product net revenue, and non-GAAP product gross margin as a percentage of non-GAAP product net revenue.

(b)	Services gross margin percentages represent services gross margin as a percentage of services net revenue, and non-GAAP services gross margin as a percentage of non-GAAP services net revenue.

NM	Not meaningful.

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

As a result of the EMC merger transaction completed on September 7, 2016 and its impact on the third quarter and first nine months of Fiscal 2018, our results for the fiscal periods discussed below are not directly comparable.

Overview

During the third quarter and first nine months of Fiscal 2018, our net revenue increased 21% and 36%, respectively. During the third quarter and first nine months of Fiscal 2018, our non-GAAP net revenue increased 19% and 37%, respectively. The increase in net revenue and non-GAAP net revenue was attributable to an increase in revenue across all three business units. The EMC merger transaction had an impact on the mix of revenue contributed by our business units. CSG net revenue represented approximately 50% of our net revenue during the third quarter and first nine months of Fiscal 2018. In comparison, CSG net revenue comprised a higher proportion of our net revenue during the third quarter and first nine months of Fiscal 2017, representing approximately 60% and 65% of our net revenue, respectively.

During the third quarter of Fiscal 2018 and Fiscal 2017, our operating loss was $0.5 billion and $1.5 billion, respectively. The decrease in our operating loss for the third quarter of Fiscal 2018 was attributable to an increase in revenue and gross margin, offset partially by an increase in operating expenses, all of which were driven by the timing of the EMC merger transaction. During the first nine months of Fiscal 2018 and Fiscal 2017, our operating loss was $3.0 billion and $1.6 billion, respectively. The increase in our operating loss for the first nine months of Fiscal 2018 was primarily attributable to an increase in amortization of intangible assets and purchase accounting adjustments related to the EMC merger transaction, partially offset by the incremental operating income from the EMC acquired businesses.

Our operating loss was impacted by purchase accounting adjustments associated with the EMC merger transaction and, to a lesser extent, the going-private transaction, amortization of intangible assets, transaction-related expenses, and other corporate expenses. In aggregate, these items totaled $2.5 billion and $7.7 billion for the third quarter and first nine months of Fiscal 2018, respectively. In comparison, these items totaled $3.5 billion and $4.9 billion for the third quarter and first nine months of Fiscal 2017, respectively. Excluding these adjustments, non-GAAP operating income was relatively unchanged during the third quarter of Fiscal 2018 and increased 45% to $4.7 billion during the first nine months of Fiscal 2018. Non-GAAP operating income during the third quarter of Fiscal 2018 was relatively flat due to an increase in operating income for CSG and VMware, which was largely offset by a decrease in ISG operating income. The increase in non-GAAP operating income for the first nine months of Fiscal 2018 was attributable to an increase in non-GAAP operating income across all three business units, but most significantly by VMware.

Cash provided by operating activities was $3.7 billion and $1.6 billion during the first nine months of Fiscal 2018 and Fiscal 2017, respectively. The increase in operating cash flows during the first nine months of Fiscal 2018 was driven by improved profitability, including the incremental profitability from the EMC acquired businesses, and ongoing working capital initiatives. See "Market Conditions, Liquidity, and Capital Commitments" for further information on our cash flow metrics.

Net Revenue

During the third quarter and first nine months of Fiscal 2018, our net revenue increased 21% and 36%, respectively, primarily due to an increase in revenue across all three business units. During the first nine months of Fiscal 2018, these increases were offset partially by an increase in purchase accounting adjustments as a result of the EMC merger transaction. Our non-GAAP net revenue increased 19% and 37% during the third quarter and first nine months of Fiscal 2018, respectively, primarily due to an increase in revenue across all three business units. See "Business Unit Results" for further information.

•
Product Net Revenue — Product net revenue includes revenue from the sale of hardware products and Dell Technologies-owned software licenses. During the third quarter of Fiscal 2018, product net revenue and non-GAAP product net revenue increased 19% and 17%, respectively, due to an increase in product revenue across all three business units, driven by strength in sales of notebooks, workstations, and servers. The increases in product net revenue and non-GAAP product net revenue during the third quarter of Fiscal 2018 were also partially due to the incremental product net revenue from the EMC acquired businesses. During the first nine months of Fiscal 2018, product net revenue and non-GAAP product net revenue both increased 25%, primarily due to incremental product net revenue from the EMC acquired businesses.

•
Services Net Revenue — Services net revenue includes revenue from our services offerings, third-party software license sales, and support services related to Dell Technologies-owned software and hardware. During the third quarter of Fiscal 2018, services net revenue and non-GAAP services net revenue increased 27% and 25%, respectively. During the first nine months of Fiscal 2018, services net revenue and non-GAAP services net revenue increased 83% and 84%, respectively. These increases were primarily due to the incremental services net revenue from the EMC acquired businesses.

See "Business Unit Results" for further information regarding revenue from our products, services, and software offerings.

From a geographical perspective, net revenue generated by sales to customers in all regions increased during the third quarter and first nine months of Fiscal 2018 primarily as a result of the incremental net revenue from the EMC acquired businesses. Our mix of revenues generated in the Americas, EMEA, and APJ did not change substantially as a result of the EMC merger transaction.

Gross Margin

During the third quarter and first nine months of Fiscal 2018, our gross margin increased 32% to $5.2 billion, and 69% to $14.3 billion, respectively. During the third quarter and first nine months of Fiscal 2018 our gross margin percentage increased 230 basis points to 26.3%, and 490 basis points to 25.2%, respectively. The increases in our gross margin and gross margin percentage were primarily attributable to incremental gross margin from the EMC acquired businesses, which have higher gross margin percentages. During the third quarter of Fiscal 2018, gross margin also benefited from a lower combined impact of purchase accounting adjustments and amortization of intangibles as a result of the EMC merger transaction. During the first nine months of Fiscal 2018, the incremental gross margins from the EMC acquired businesses were partially offset by the impact of purchase accounting adjustments and amortization of intangibles as a result of the EMC merger transaction.

Our gross margin for the third quarter and first nine months of Fiscal 2018 included the effect of $1.2 billion and $3.8 billion, respectively, of amortization of intangibles and purchase accounting adjustments related to the EMC merger transaction and, to a lesser extent, the going-private transaction. In comparison, the impact of purchase accounting and amortization of intangibles totaled $1.3 billion and $1.7 billion in the third quarter and first nine months of Fiscal 2017, respectively. Excluding these costs, transaction-related expenses, and other corporate expenses, non-GAAP gross margin for the third quarter increased 21% to $6.4 billion and non-GAAP gross margin percentage increased 50 basis points to 32.2%. For the first nine months of Fiscal 2018, non-GAAP gross margin increased 78% to $18.2 billion and non-GAAP gross margin percentage increased 730 basis points to 31.5%. The increase in non-GAAP gross margin and non-GAAP gross margin percentage was primarily attributable to incremental gross margin from the EMC acquired businesses, which have higher gross margin percentages.

•
Products — During the third quarter of Fiscal 2018, product gross margin increased 28% to $2.3 billion and product gross margin percentage increased 110 basis points to 15.7%. The increase in product gross margin and product gross margin percentage was driven primarily by incremental product gross margin from VMware.

During the first nine months of Fiscal 2018, product gross margin increased 25% to $5.8 billion and product gross margin percentage remained relatively unchanged at 13.8%. The increase in product gross margin was driven primarily by additional product gross margin from the EMC acquired businesses, which was partially offset by an increase in amortization of intangibles related to the EMC merger transaction, and to a lesser extent, an increase in component costs during the period.

During the third quarter of Fiscal 2018, non-GAAP product gross margin increased 14% to $3.3 billion and non-GAAP product gross margin percentage decreased 60 basis points to 22.2%. During the third quarter of Fiscal 2018, non-GAAP gross margin benefited from increases in revenue across all three business units, but non-GAAP product gross margin percentage decreased due to component cost pressures in CSG and ISG and mix shift in ISG. During the first nine months of Fiscal 2018, non-GAAP product gross margin increased 47% to $8.8 billion and non-GAAP product gross margin percentage increased 320 basis points to 20.8%. The increases in non-GAAP product gross margin and non-GAAP product gross margin percentage were primarily attributable to the incremental product gross margin from the EMC acquired businesses, which have higher gross margin percentages, partially offset by component cost pressures in CSG and ISG.

In the third quarter of Fiscal 2017, we entered into a settlement agreement with a vendor to resolve a dispute regarding past pricing practices. Our gross margin for the third quarter of Fiscal 2017 included a benefit of $80 million related to receipt of this settlement. Vendor settlements are allocated to our segments based on the relative amount of affected vendor products sold by each segment. The $80 million settlement benefit was entirely allocated to CSG. While this settlement does materially impact comparability of product gross margins for the third quarter, there is minimal impact to comparability for the first nine months due to the offsetting impact of a settlement recorded in the second quarter of Fiscal 2018 as discussed below in Vendor Programs and Settlements.

•
Services — During the third quarter of Fiscal 2018, services gross margin increased 36% to $2.9 billion and services gross margin percentage increased 380 basis points to 57.8%. The increase in services gross margin and services gross margin percentage was primarily attributable to the incremental services gross margin from the EMC acquired businesses, which have higher gross margin percentages. Purchase accounting adjustments totaled $0.3 billion both during the third quarter of Fiscal 2018 and the third quarter of Fiscal 2017. Excluding these costs, transaction-related expenses, and other corporate expenses, non-GAAP services gross margin increased 28% to $3.1 billion and non-GAAP services gross margin percentage increased 150 basis points to 60.6%.

During the first nine months of Fiscal 2018, services gross margin increased 125% to $8.5 billion and services gross margin percentage increased 1,080 basis points to 57.6%. The increase in services gross margin and gross margin percentage was primarily attributable to the incremental services gross margin from the EMC acquired businesses, which have higher gross margin percentages. Purchase accounting adjustments totaled $0.8 billion during the first nine months of Fiscal 2018, compared to $0.4 billion during the first nine months of Fiscal 2017. Excluding these costs, transaction-related expenses, and other corporate expenses, non-GAAP services gross margin increased 120% to $9.4 billion and non-GAAP services gross margin percentage increased 990 basis points to 60.3%.

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

The terms and conditions of our vendor rebate programs are largely based on product volumes and are generally negotiated either at the beginning of the annual or quarterly period, depending on the program. The timing and amount of vendor rebates and other discounts we receive under the programs may vary from period to period, reflecting changes in the competitive environment. We monitor our component costs and seek to address the effects of any changes to terms that might arise under our vendor rebate programs. Our gross margins for the third quarter and first nine months of Fiscal 2018 and Fiscal 2017 were not materially affected by any changes to the terms of our vendor rebate programs, as the amounts we received under these programs were generally stable relative to our total net cost. We are not aware of any significant changes to vendor pricing or rebate programs that may impact our results in the near term.

In addition, we have pursued legal action against certain vendors and are currently involved in negotiations with other vendors regarding their past pricing practices. We have negotiated settlements with some of these vendors and may have additional settlements in future periods. These settlements are allocated to our segments based on the relative amount of affected vendor products sold by each segment. A pricing settlement was recorded in the second quarter of Fiscal 2018 that benefited product gross margins by $68 million, and it was entirely allocated to CSG. Additionally, a pricing settlement was recorded in the third quarter of Fiscal 2017 that benefited product gross margins by $80 million, and was entirely allocated to CSG. During the third quarter of Fiscal 2018, no such settlements were recorded that would have a material impact on product gross margins in the current quarter or affect comparability with other periods.

Operating Expenses

The following table presents information regarding our operating expenses during each of the periods presented:

	Three Months Ended					Nine Months Ended
	November 3, 2017			October 28, 2016		November 3, 2017			October 28, 2016
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue
	(in millions, except percentages)
Operating expenses:
Selling, general, and administrative	$4,625	23.5%	2%	$4,556	28.0%	$13,989	24.7%	62%	$8,647	20.8%
Research and development	1,071	5.5%	25%	855	5.3%	3,297	5.8%	142%	1,365	3.3%
Total operating expenses	$5,696	29.0%	5%	$5,411	33.3%	$17,286	30.5%	73%	$10,012	24.1%

Other Financial Information
Non-GAAP operating expenses	$4,431	22.3%	32%	$3,349	20.0%	$13,428	23.3%	93%	$6,954	16.5%

During the third quarter and first nine months of Fiscal 2018, total operating expenses increased 5% and 73%, respectively. These increases were primarily due to incremental operating costs of the EMC acquired businesses. In the third quarter of Fiscal 2018, this increase was partially offset by a reduction in operating expenses due to $1.2 billion of transaction-related expenses incurred in the third quarter of Fiscal 2017, which did not recur in Fiscal 2018. Our operating expenses include the impact of purchase accounting associated with the EMC merger transaction and, to a lesser extent, the going-private transaction, amortization of intangible assets, transaction-related expenses, and other corporate expenses. In aggregate, these items totaled $1.3 billion and $2.1 billion for the third quarter of Fiscal 2018 and Fiscal 2017, respectively, and $3.9 billion and $3.1 billion for the first nine months of Fiscal 2018 and Fiscal 2017, respectively. Excluding these costs, total non-GAAP operating expenses for the third quarter and first nine months of Fiscal 2018 increased 32% and 93%, respectively, primarily due to the incremental operating costs from the EMC acquired businesses.

•
Selling, General, and Administrative — Selling, general, and administrative ("SG&A") expenses increased 2% and 62%, respectively, during the third quarter and first nine months of Fiscal 2018. The increases in SG&A expenses were primarily driven by incremental operating costs of the EMC acquired businesses. The increase during the third quarter of Fiscal 2018 was mostly offset by the reduction in operating expenses attributable to transaction costs incurred in the third quarter of Fiscal 2017 that did not recur in Fiscal 2018.

•
Research and Development — Research and development ("R&D") expenses are primarily composed of personnel-related expenses related to product development. R&D expenses as a percentage of net revenue for the third quarter and first nine months of Fiscal 2018 were approximately 5.5% and 5.8%, respectively. In comparison, R&D expenses as a percentage of net revenue for the third quarter and first nine months of Fiscal 2017 were 5.3% and 3.3%, respectively. The increase in R&D expenses during the first nine months of Fiscal 2018 was attributable to the expansion of our R&D capability through the EMC merger transaction. As our industry continues to change and as the needs of our customers evolve, we intend to support R&D initiatives to innovate and introduce new and enhanced solutions into the market.

We will continue to balance our efforts to drive cost efficiencies in the business with strategic investments in areas that will enable growth, such as our sales force, marketing, and R&D.

Operating Income/Loss

Our operating loss was $0.5 billion during the third quarter of Fiscal 2018, compared to $1.5 billion during the third quarter of Fiscal 2017. Operating loss was $3.0 billion during the first nine months of Fiscal 2018 compared to $1.6 billion during the first nine months of Fiscal 2017. The decrease in operating loss during the third quarter of Fiscal 2018 was primarily attributable to an increase in gross margin. The increase in operating loss during the first nine months of Fiscal 2018 was primarily attributable to amortization of intangible assets and purchase accounting adjustments related to the EMC merger transaction, partially offset by an increase in gross margin from the EMC acquired businesses.

Our operating loss includes the impact of purchase accounting associated with the EMC merger transaction and, to a lesser extent, the going-private transaction, amortization of intangible assets, transaction-related expenses, and other corporate expenses. In aggregate, these items totaled $2.5 billion and $3.5 billion for the third quarter of Fiscal 2018 and Fiscal 2017, respectively, and $7.7 billion and $4.9 billion for the first nine months of Fiscal 2018 and Fiscal 2017, respectively. Excluding these costs, non-GAAP operating income for the third quarter of Fiscal 2018 was relatively unchanged, and non-GAAP operating income for the first nine months of Fiscal 2018 increased 45% to $4.7 billion. Non-GAAP operating income during the third quarter of Fiscal 2018 was relatively flat due to the offsetting impacts of an increase in operating income for CSG and VMware and a decrease in ISG operating income. The increase in non-GAAP operating income for the first nine months of Fiscal 2018 was attributable to an increase in non-GAAP operating income across all three business units, but most significantly by VMware.

Interest and Other, Net

The following table provides information regarding interest and other, net for each of the periods presented:

	Three Months Ended		Nine Months Ended
	November 3, 2017	October 28, 2016	November 3, 2017	October 28, 2016
	(in millions)
Interest and other, net:
Investment income, primarily interest	$57	$38	$142	$62
Gain (loss) on investments, net	(3)	(6)	22	(4)
Interest expense	(607)	(585)	(1,802)	(1,100)
Foreign exchange	(35)	4	(77)	(51)
Other	(94)	(245)	(85)	(269)
Total interest and other, net	$(682)	$(794)	$(1,800)	$(1,362)

During the third quarter of Fiscal 2018, changes in interest and other, net were favorable by $112 million primarily due to other non-recurring expenses of approximately $245 million incurred in the third quarter of Fiscal 2017 related to debt extinguishment and new borrowings associated with the EMC merger transaction. During the first nine months of Fiscal 2018, changes in interest and other, net were unfavorable by $438 million primarily due to an increase in interest expense from higher average debt balances from debt issued in connection with the EMC merger transaction, partially offset by the decrease in other non-recurring expenses referred to above. See Note 7 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information regarding our debt.

Income and Other Taxes

For the third quarter and first nine months of Fiscal 2018 our effective income tax rates for continuing operations were 22.6% and 31.4%, respectively, on pre-tax losses from continuing operations of $1.2 billion and $4.8 billion, respectively. For the third quarter and first nine months of Fiscal 2017, our effective income tax rates for continuing operations were 29.0% and 21.1%, respectively, on pre-tax losses from continuing operations of $2.3 billion and $2.9 billion, respectively. The changes in our effective income tax rates for the third quarter and first nine months of Fiscal 2018 were primarily attributable to tax benefits from charges incurred associated with the EMC merger transaction, including purchase accounting adjustments, interest charges, and stock-based compensation expense. See Note 2 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information on the EMC merger transaction. The change in our effective income tax rate for the first nine months of Fiscal 2018 was also impacted by tax charges recognized in the prior year during the three and six months ended July 29, 2016 related to the divestiture of Dell Services and DSG. The income tax rate for future quarters of Fiscal 2018 will be impacted by the actual mix of jurisdictions in which income is generated.

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

As noted in "Part I — Item 1A — Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended February 3, 2017, changes in tax law (including laws relating to U.S. taxes on foreign operations) could adversely affect our operations and profitability. Pending U.S. tax reform legislation would result in certain changes to U.S. tax laws, specifically U.S. taxation on earnings from international business operations and new restrictions on the deductibility of interest expense, which may materially impact our effective tax rate and the amount of taxes we pay. The ultimate impact of any proposed tax reform legislation will not be known until such legislation is finalized.

For further discussion regarding tax matters, including the status of income tax audits, see Note 13 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Net Income/Loss from Continuing Operations

During the third quarter of Fiscal 2018, net loss from continuing operations decreased 43% to a net loss of $0.9 billion, and during the first nine months of Fiscal 2018 net loss from continuing operations increased 42% to a net loss of $3.3 billion. The decrease in net loss from continuing operations during the third quarter of Fiscal 2018 was attributable to a decrease in operating loss and a decrease in interest and other, net expense, offset partially by a decrease in tax benefit. The increase in net loss from continuing operations during the first nine months of Fiscal 2018 was primarily attributable to an increase in operating loss and to an increase in interest and other, net expense, which was partially offset by an increase in tax benefit. See Note 13 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information regarding our effective tax rate.

Net loss from continuing operations for the third quarter and first nine months of Fiscal 2018 included amortization of intangible assets, the impact of purchase accounting, transaction-related expenses, and other corporate expenses. Excluding these costs, non-GAAP net income from continuing operations increased 14% to $1.1 billion and 61% to $2.6 billion during the third quarter and first nine months of Fiscal 2018, respectively. The increase in non-GAAP net income from continuing operations during the third quarter of Fiscal 2018 was primarily attributable to a decrease in interest and other, net expense. The increase in non-GAAP net income from continuing operations during the first nine months of Fiscal 2018 was primarily attributable to increases in operating income, the effects of which were partially offset by increases in interest and other, net expense.

Non-controlling Interests

During the third quarter and first nine months of Fiscal 2018, net loss attributable to non-controlling interests was $4 million and $85 million, respectively. During the third quarter and first nine months of Fiscal 2017, net loss attributable to non-controlling interest was $11 million and $12 million, respectively. Non-controlling interests primarily consisted of net loss attributable to non-controlling interest in VMware, Inc. For more information about our non-controlling interests, see Note 15 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Net Income/Loss Attributable to Dell Technologies Inc.

Net loss attributable to Dell Technologies Inc. represents net income/loss from continuing operations, an adjustment for non-controlling interests, and, in Fiscal 2017, an adjustment for discontinued operations. During the third quarter and first nine months of Fiscal 2018, net loss attributable to Dell Technologies Inc. was $0.9 billion and $3.2 billion, respectively, compared to $2.1 billion and $1.4 billion during the third quarter and first nine months of Fiscal 2017, respectively. The decrease in net loss attributable to Dell Technologies Inc. during the third quarter of Fiscal 2018 was primarily attributable to a decrease in net loss from continuing operations and the absence of loss from our discontinued operations in Fiscal 2018, due to completion of the divestiture transactions in Fiscal 2017. The increase in net loss attributable to Dell Technologies Inc. during the first nine months of Fiscal 2018 was primarily attributable to an increase in net loss from continuing operations and the absence of income from our discontinued operations in Fiscal 2018, due to the completion of the divestiture transactions in Fiscal 2017. For more information regarding our discontinued operations, see Note 3 of the Notes to the Condensed Consolidated Financial Statements included in this report.

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

Client Solutions Group:

The following table presents net revenue and operating income attributable to CSG for the respective periods:

	Three Months Ended			Nine Months Ended
	November 3, 2017	% Change	October 28, 2016	November 3, 2017	% Change	October 28, 2016
	(in millions, except percentages)
Net Revenue:
Commercial	$6,907	8%	$6,400	$20,453	6%	$19,343
Consumer	3,052	10%	2,787	8,413	10%	7,635
Total CSG net revenue	$9,959	8%	$9,187	$28,866	7%	$26,978

Operating Income:
CSG operating income	$672	6%	$634	$1,612	7%	$1,503
% of segment net revenue	6.7%		6.9%	5.6%		5.6%

Net Revenue — During the third quarter and first nine months of Fiscal 2018, CSG net revenue increased 8% and 7%, respectively, driven by an increase in overall average selling price, as we managed our pricing in response to the cost environment during the periods, in both the commercial and consumer product categories. While demand was relatively flat during the third quarter of Fiscal 2018, during the first nine months of Fiscal 2018, the increases in CSG net revenue benefited from increases in units sold as we experienced a general improvement in customer demand for our products, which favored premium notebooks and workstations.

From a geographical perspective, net revenue attributable to CSG increased across all regions during the third quarter and first nine months of Fiscal 2018.

Operating Income — During the third quarter of Fiscal 2018, CSG operating income as a percentage of net revenue decreased 20 basis points to 6.7%. The decline in our operating income was attributable to an $80 million vendor settlement recorded in the third quarter of Fiscal 2017, which resulted in an incremental 90 basis points to our operating income percentage during the that period which did not recur. Removing the effect of this vendor settlement, CSG operating income increased 70 basis points during the third quarter of Fiscal 2018 due to increases in average selling prices as discussed above as well as favorability in our operating expense percentage as we continue to manage our cost position. Despite this increase, our operating income percentage was negatively impacted by increasing component costs. We expect that component cost increases will moderate but continue to be challenging into Fiscal 2019. We will continue to adjust our pricing practices as needed based upon a multitude of factors including the competitive environment and component costs.

During the first nine months of Fiscal 2018, CSG operating income remained unchanged at 5.6%. The increase in component costs was offset by favorability in our operating expense percentage as we continue to manage our cost position. The impact of the vendor settlements recorded in first nine months of Fiscal 2018 and Fiscal 2017 did not affect comparability for these periods.

Infrastructure Solutions Group:

The following table presents net revenue and operating income attributable to ISG for the respective periods:

	Three Months Ended			Nine Months Ended
	November 3, 2017	% Change	October 28, 2016	November 3, 2017	% Change	October 28, 2016
	(in millions, except percentages)
Net Revenue:
Servers and networking	$3,851	32%	$2,910	$10,822	17%	$9,222
Storage	3,667	19%	3,079	11,018	165%	4,159
Total ISG net revenue	$7,518	26%	$5,989	$21,840	63%	$13,381

Operating Income:
ISG operating income	$678	(24)%	$897	$1,431	3%	$1,389
% of segment net revenue	9.0%		15.0%	6.6%		10.4%

Net Revenue — During the third quarter of Fiscal 2018, ISG net revenue increased 26% driven by revenue growth in both product categories. Servers and networking revenue increased 32% during the third quarter of Fiscal 2018, primarily resulting from an increase in sale of PowerEdge units, and an increase in average selling prices of PowerEdge. Average selling prices increased as we managed our pricing in response to the current component cost environment, and also reflected the sale of servers with higher memory and storage content. Storage revenue increased 19% during the third quarter of Fiscal 2018 due to the incremental revenue from the EMC acquired business, although we are experiencing reduced demand in ISG for certain elements of our storage portfolio, including high-end and traditional midrange storage offerings which are priced greater than $25,000. We are addressing this dynamic through investments in our go-to-market capability and product enhancements.

During the first nine months of Fiscal 2018, ISG net revenue increased 63% primarily due to incremental storage net revenue associated with the acquired EMC storage business, and to a lesser extent, increases in servers and networking. Revenue from servers and networking increased 17% during the first nine months of Fiscal 2018, primarily resulting from an increase in sale of PowerEdge units, and an increase in average selling prices of PowerEdge due to the dynamics mentioned above.

This year we introduced "as-a-service" flexible consumption models that are generally multi-year contracts which typically result in recognition of revenue over the term of the arrangement. We are seeing increased interest in these new models, which will further strengthen our customer relationships. We expect that the impact of these arrangements will vary from quarter to quarter and build over time, but overall the impact to revenue was not significant during the first nine months of Fiscal 2018.

From a geographical perspective, during the third quarter and first nine months of Fiscal 2018, ISG net revenue increased in all regions due to the incremental revenue from the EMC acquired storage business. The EMC acquired storage business operates on a world-wide basis with a geographic mix similar to that of the legacy Dell ISG business.

Operating Income — During the third quarter of Fiscal 2018, ISG operating income as a percentage of net revenue decreased 600 basis points to 9.0%. During the third quarter of Fiscal 2018 we experienced gross margin pressure due to component cost inflation, which we expect to continue into Fiscal 2019. ISG operating income was also affected by increased operating expenses reflecting larger investments in go-to-market capabilities and research and development.

During the first nine months of Fiscal 2018, ISG operating income decreased 380 basis points to 6.6% primarily due to increased operating expenses from the EMC acquired businesses and larger investments in go-to-market capabilities and research and development. While the acquired EMC storage business contributed higher gross margin overall, we experienced gross margin pressure due to changing product mix within ISG as well as component cost inflation, which we expect to continue in the near term.

VMware:

The following table presents net revenue and operating income attributable to VMware for the respective periods:

	Three Months Ended			Nine Months Ended
	November 3, 2017	% Change	October 28, 2016	November 3, 2017	% Change	October 28, 2016
	(in millions, except percentages)
Net Revenue:
VMware net revenue	$1,953	52%	$1,289	$5,596	334%	$1,289

Operating Income:
VMware operating income	$639	17%	$548	$1,686	208%	$548
% of segment net revenue	32.7%		42.5%	30.1%		42.5%

Net Revenue — VMware net revenue during the third quarter and first nine months of Fiscal 2018 primarily consisted of revenue from the sale of software licenses under perpetual licenses, related software maintenance and support, training, consulting services, and hosted services. VMware net revenue for the third quarter of Fiscal 2018 grew 2% relative to the second quarter of Fiscal 2018, benefiting from balanced performance in all major geographies and broad strength across the product portfolio, particularly in our emerging product offerings.

From a geographical perspective, approximately half of VMware net revenue during the third quarter and first nine months of Fiscal 2018 was generated from sales to customers in the United States.

Operating Income — During the third quarter and first nine months of Fiscal 2018, VMware operating income as a percentage of net revenue was 32.7% and 30.1%, respectively. VMware operating income as of percentage of net revenue for the third quarter of Fiscal 2018 increased 330 basis points relative to the second quarter of Fiscal 2018 as we effectively managed our cost position.

OTHER BALANCE SHEET ITEMS

Accounts Receivable

We sell products and services directly to customers and through a variety of sales channels, including retail distribution. Our accounts receivable, net, was $9.2 billion and $9.4 billion as of November 3, 2017 and February 3, 2017, respectively. We maintain an allowance for doubtful accounts to cover receivables that may be deemed uncollectible. The allowance for losses is based on a provision for accounts that are collectively evaluated based on historical bad debt experience as well as specific identifiable customer accounts that are deemed at risk. As of November 3, 2017 and February 3, 2017, the allowance for doubtful accounts was $80 million and $57 million, respectively. Based on our assessment, we believe that we are adequately reserved for expected credit losses. We monitor the aging of our accounts receivable and continue to take actions to reduce our exposure to credit losses.

Dell Financial Services and Financing Receivables

Dell Financial Services, referred to as DFS, offers a wide range of financial services, including originating, collecting, and servicing customer receivables primarily related to the purchase of Dell products. Following the closing of the EMC merger transaction, DFS began offering similar financial services related to the purchase of Dell EMC and VMware products. In some cases, we originate financing activities for our commercial customers related to the purchase of third-party technology products that complement our portfolio of products and services. New financing originations, which represent the amounts of financing provided by DFS to customers for equipment and related software and services, including originations of third-party technology products, were $1.6 billion and $1.1 billion for the third quarter of Fiscal 2018 and Fiscal 2017, respectively, and $4.3 billion and $3.0 billion for the first nine months of Fiscal 2018 and Fiscal 2017, respectively. As of November 3, 2017 and February 3, 2017, our financing receivables, net were $7.0 billion and $5.9 billion, respectively.

We have securitization programs to fund revolving loans and fixed-term leases and loans through consolidated special purpose entities, referred to as SPEs, which we account for as secured borrowings. We transfer certain U.S. and European customer financing receivables to these SPEs, whose purpose is to facilitate the funding of customer receivables through financing arrangements with multi-seller conduits that issue asset-backed debt securities in the capital markets and to private investors. During the third quarter of Fiscal 2018 and Fiscal 2017, we transferred $1.0 billion and $0.6 billion, respectively, to these SPEs, and during the first nine months of Fiscal 2018 and Fiscal 2017, we transferred $2.9 billion and $2.0 billion, respectively, to the SPEs. The structured financing debt related to all of our securitization programs included as secured borrowing was $3.9 billion and $3.1 billion as of November 3, 2017 and February 3, 2017, respectively. In addition, the carrying amount of the corresponding financing receivables was $4.4 billion and $3.6 billion as of November 3, 2017 and February 3, 2017, respectively. As a result of the EMC merger transaction, we are expanding our existing securitization programs to allow for additional funding of customer receivables in the capital markets.
We maintain an allowance to cover expected financing receivable credit losses and evaluate credit loss expectations based on our total portfolio. For the third quarter of Fiscal 2018 and Fiscal 2017, the principal charge-off rate for our total portfolio was 1.5% and 2.1%, respectively. For the first nine months of Fiscal 2018 and Fiscal 2017, the principal charge-off rate for our total portfolio was 1.6% and 2.1%, respectively. The decreases in our total portfolio charge-off rates were attributable to growth in our fixed-term, high quality commercial accounts, which generally have lower charge-off rates. This growth in the portfolio resulted from the expansion of commercial originations, subsequent to the EMC merger transaction. We expect that principal charge-off rates will continue to trend favorably over the coming year as DFS expands its volume of commercial originations. The allowance for losses is determined based on several factors, including historical and anticipated experience, past due receivables, receivable type, and customer risk profile. At November 3, 2017 and February 3, 2017, the allowance for financing receivable losses was $131 million and $143 million, respectively. In general, the loss rates on our financing receivables have improved over the periods presented.  We expect relatively stable loss rates in future periods, with movements in these rates being primarily driven by seasonality and a continued shift in portfolio composition to lower risk commercial assets. We continue to monitor broader economic indicators and their potential impact on future loss performance. We have an extensive process to manage our exposure to customer credit risk, including active management of credit lines and our collection activities. We also sell selected fixed-term financing receivables to unrelated third parties on a periodic basis, primarily to manage certain concentrations of customer credit exposure.  Based on our assessment of the customer financing receivables, we believe that we are adequately reserved.
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

Our total deferred revenue was $20.1 billion and $18.7 billion as of November 3, 2017 and February 3, 2017, respectively. A majority of our deferred revenue as of November 3, 2017 is expected to be recognized over the next two years.

Off-Balance Sheet Arrangements
As of November 3, 2017, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition or results of operations.

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

Liquidity and Capital Resources

To support our ongoing business operations, we rely on operating cash flows as our primary source of liquidity. We monitor the efficiency of our balance sheet to ensure that we have adequate liquidity to support our strategic initiatives. In addition to internally generated cash, we have access to other capital sources to finance our strategic initiatives and fund growth in our financing operations. As of November 3, 2017, we had $11.7 billion of total cash and cash equivalents, the majority of which was held outside of the United States. Our strategy is to deploy capital from any potential source, whether internally generated cash or debt, depending on the adequacy and availability of that source of capital and whether it can be accessed in a cost-effective manner.

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

The following table summarizes our cash and cash equivalents as well as our available borrowings as of November 3, 2017 and February 3, 2017:

	November 3, 2017	February 3, 2017
	(in millions)
Cash and cash equivalents, and available borrowings:
Cash and cash equivalents (a)	$11,706	$9,474
Remaining available borrowings under revolving credit facilities (b)	4,895	2,678
Total cash, cash equivalents, and available borrowings	$16,601	$12,152
__________________
(a) Of the $11.7 billion of cash and cash equivalents as of November 3, 2017, $6.0 billion was held by VMware, Inc.
(b) Of the $4.9 billion in remaining available borrowings as of November 3, 2017, $1.0 billion was available under the VMware Revolving Credit Facility and $100 million was available under the Pivotal Revolving Credit Facility.

The Revolving Credit Facility and China Revolving Credit Facility have combined maximum aggregate borrowings of approximately $3.8 billion. Available borrowings under these facilities are reduced by draws on the facility and, under the Revolving Credit Facility, outstanding letters of credit. As of November 3, 2017, there were no borrowings outstanding under either facility and remaining available borrowings totaled approximately $3.8 billion. These available borrowings may be used periodically for general corporate purposes.

The VMware Revolving Credit Facility and Pivotal Revolving Credit Facility have maximum aggregate borrowings of $1.0 billion and $100 million, respectively. None of the net proceeds of such borrowings will be made available to support the operations or satisfy any corporate purposes of Dell Technologies, other than the operations and corporate purposes of VMware, Inc., Pivotal, and their respective subsidiaries.

We believe that our current cash and cash equivalents, along with cash that will be provided by future operations and borrowings expected to be available under the Revolving Credit Facility and China Revolving Credit Facility, will be sufficient over at least the next twelve months to fund our operations, capital expenditures, share repurchases, debt service requirements, and other corporate needs. We expect that our cash balance will increase in the near term as we prepare for upcoming debt maturities in the first half of Fiscal 2019.

Debt

The following table summarizes our outstanding debt as of November 3, 2017 and February 3, 2017:

	November 3, 2017	February 3, 2017
	(in millions)
Outstanding Debt:
Structured financing debt	$4,348	$3,464
Senior Secured Credit Facilities and First Lien Notes	30,888	31,638
Unsecured Notes and Debentures	2,453	2,453
Senior Notes	3,250	3,250
EMC Notes	5,500	5,500
VMware Notes	4,000	—
Margin Loan Facility	2,000	—
Bridge Facilities	—	4,000
Other	83	51
Total debt, principal amount	52,522	50,356
Carrying value adjustments	(871)	(966)
Total debt, carrying value	$51,651	$49,390

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

During the nine months ended November 3, 2017, we completed two refinancing transactions of the Senior Secured Credit Facilities. In the first refinancing transaction, which occurred during the first quarter of Fiscal 2018, we refinanced the Term Loan B Facility to reduce the interest rate margin by 0.75% and to increase the outstanding principal amount by $0.5 billion. We applied the proceeds from the Term Loan B Facility refinancing to repay $0.5 billion principal amount of the Margin Bridge Facility. Additionally, during the first quarter of Fiscal 2018, we entered into the Margin Loan Facility in the principal amount of $2.0 billion, and used the proceeds of the new facility to repay the Margin Bridge Facility.

In the second refinancing transaction, which occurred during the third quarter of Fiscal 2018, we refinanced the Term Loan A-2 Facility, Term Loan A-3 Facility, Term Loan B Facility, and the Revolving Credit Facility. As a result of the refinancing, the interest rate margin under each of these facilities decreased 0.50% and the outstanding principal amount of the Term Loan A-2 Facility increased by $672 million, which was used to pay $212 million principal amount of the Term Loan A-3 Facility and $460 million of principal amount of the Term Loan B Facility, as well as related fees and expenses. Further, the Revolving Credit Facility's borrowing capacity increased by $180 million to $3.3 billion.

During the first nine months of Fiscal 2018, the Company repaid approximately $0.9 billion principal amount of its term loan facilities and $0.4 billion under the Revolving Credit Facility and issued an additional $0.9 billion, net, in structured financing debt to support the expansion of its financing receivables portfolio.

Further, during the third quarter of Fiscal 2018, VMware, Inc. completed a public offering of senior notes in the aggregate principal amount of $4.0 billion (the "VMware Notes"). VMware, Inc. used a portion of the net proceeds from the offering to repay certain intercompany promissory notes previously issued by it to EMC in the aggregate principal amount of $1.2 billion. We applied the proceeds of this repayment, and other cash, to repay $1.5 billion principal amount of the VMware Note Bridge Facility, without premium or penalty. VMware, Inc. has disclosed that it intends to use the remaining net proceeds of the debt issuance to fund additional repurchases of up to $1.0 billion of its Class A common stock over the next 12 months, and for general VMware, Inc. corporate purposes, including mergers and acquisitions and repaying other indebtedness.

VMware, Inc. and its subsidiaries are unrestricted subsidiaries for purposes of the existing debt of Dell Technologies.  Neither Dell Technologies nor any of its subsidiaries, other than VMware, Inc., is obligated to make payment on the VMware Notes.  None of the net proceeds of the VMware Notes will be made available to support the operations or satisfy any corporate purposes of Dell Technologies, other than the operations and corporate purposes of VMware, Inc. and VMware, Inc.’s subsidiaries.

We balance the use of our securitization programs with working capital and other sources of liquidity to fund growth in DFS. Of the $52.5 billion in outstanding principal debt as of November 3, 2017, $6.1 billion, which includes $4.3 billion in structured financing debt, is used to fund this business.

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

Cash Flows

The following table contains a summary of our Condensed Consolidated Statements of Cash Flows for the respective periods:

	Nine Months Ended
	November 3, 2017	October 28, 2016
	(in millions)
Net change in cash from:
Operating activities	$3,679	$1,569
Investing activities	(1,990)	(38,059)
Financing activities	496	38,787
Effect of exchange rate changes on cash and cash equivalents	47	31
Change in cash and cash equivalents	$2,232	$2,328

Operating Activities — Cash provided by operating activities was $3.7 billion and $1.6 billion during the first nine months of Fiscal 2018 and Fiscal 2017, respectively. The increase in operating cash flows during the first nine months of Fiscal 2018 was driven by improved profitability, including the incremental profitability from the EMC acquired businesses, and ongoing working capital initiatives. Further, cash paid for transaction costs during the first nine months of Fiscal 2017 did not recur in Fiscal 2018. The increase in operating cash flows was partially offset by the growth in our financing receivables portfolio and cash paid for interest and taxes.

Investing Activities — Investing activities primarily consist of cash used to fund strategic investments, the maturities, sales, and purchases of investments, capital expenditures for property, plant, and equipment, and capitalized software development costs. Cash used by investing activities was $2.0 billion and $38.1 billion during the first nine months of Fiscal 2018 and Fiscal 2017, respectively. The decrease in cash used in investing activities was primarily driven by $37.6 billion, net cash used to fund our acquisition of EMC during the first nine months of Fiscal 2017 that did not recur during Fiscal 2018.

Financing Activities — Financing activities primarily consist of the proceeds and repayments of debt and cash used to repurchase common stock. Cash provided by financing activities was $0.5 billion during the first nine months of Fiscal 2018 driven by net proceeds from debt, primarily due to the issuance of the VMware Notes, partially offset by cash used for share repurchases. In comparison, cash provided by financing activities was $38.8 billion during the first nine months of Fiscal 2017 and primarily consisted of $46.0 billion in cash proceeds from debt, $43.2 billion of which was issued in connection with the EMC merger transaction, and $4.4 billion in proceeds from the sale and issuance of our Class A, Class B, and Class C Common Stock for financing of that transaction. These issuances were partially offset by $9.6 billion in repayments of debt, $0.8 billion in payments for debt issuance costs, $0.8 billion in payments to repurchase common stock, and $0.4 billion in payments related to the appraisal litigation from the going-private transaction. See Note 7 and Note 17 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information about our debt and share repurchase programs, respectively.

Key Performance Metrics

Our key performance metrics are net revenue, operating income, adjusted EBITDA, cash flows from operations, and cash conversion cycle. Net revenue, operating income, adjusted EBITDA, and cash flows from operations are discussed elsewhere in this report. Our cash conversion cycle is presented below.

Cash Conversion Cycle

The following table presents the components of our cash conversion cycle for the periods presented:

	Three Months Ended
	November 3, 2017	October 28, 2016
Days of sales outstanding (a)	46	52
Days of supply in inventory (b)	17	23
Days in accounts payable (c)	(112)	(115)
Cash conversion cycle (d)	(49)	(40)
__________________

(a)
Days of sales outstanding, referred to as DSO, calculates the average collection period of our receivables. DSO is based on the ending net trade receivables and the most recent quarterly non-GAAP net revenue for each period. DSO also includes the effect of product costs related to customer shipments not yet recognized as revenue that are classified in other current assets, as we believe this provides a more relevant metric that aligns with actual sales activity in the quarter, regardless of revenue recognition under GAAP. DSO is calculated by adding accounts receivable, net of allowance for doubtful accounts, and customer shipments in transit and dividing that sum by average non-GAAP net revenue per day for the current quarter (90 days for the three months ended November 3, 2017 and October 28, 2016). As of November 3, 2017, DSO and days of customer shipments not yet recognized were 42 and 4 days, respectively. As of October 28, 2016, DSO and days of customer shipments not yet recognized were 47 and 5 days, respectively.

(b)
Days of supply in inventory, referred to as DSI, measures the average number of days from procurement to sale of our products. DSI is based on ending inventory adjusted to exclude purchase accounting adjustments and non-GAAP cost of goods sold for each period. DSI is calculated by dividing ending inventory by average non-GAAP cost of goods sold per day for the current quarter (90 days for the three months ended November 3, 2017 and October 28, 2016).

(c)
Days in accounts payable, referred to as DPO, calculates the average number of days our payables remain outstanding before payment. DPO is based on ending accounts payable and non-GAAP cost of goods sold for each period. DPO is calculated by dividing accounts payable by average non-GAAP cost of goods sold per day for the current quarter (90 days for the three months ended November 3, 2017 and October 28, 2016).

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

The table below provides reconciliations of each non-GAAP financial measure used in calculating the DSO, DSI and DPO metrics to its most directly comparable GAAP financial measure:

	Three Months Ended
	November 3, 2017	October 28, 2016
	(in millions)
Cost of goods sold	$14,447	$12,348
Non-GAAP adjustments:
Impact of purchase accounting	(12)	(199)
Amortization of intangibles	(914)	(604)
Transaction-related expenses	(5)	(30)
Other corporate expenses	(28)	(62)
Non-GAAP cost of goods sold	$13,488	$11,453

	November 3, 2017	October 28, 2016
	(in millions)
Inventory	2,582	3,504
Less: Impact of purchase accounting	—	(565)
Inventory adjusted to exclude purchase accounting adjustments	2,582	2,939

For the three months ended November 3, 2017, the change in our cash conversion cycle was favorable by 9 days when compared to the three months ended October 28, 2016. DSO and DSI both improved 6 days in part due to continued integration of our operations with EMC. Also, the comparison to the prior period was affected by the timing of the EMC merger transaction. DSO and DSI for the three months ended October 28, 2016 were both negatively impacted by the timing of that transaction as we assumed all of EMC's accounts receivable and inventory, but only included the portion of EMC's revenue and cost of goods sold for the period from September 7, 2016 to October 28, 2016.

The improvement in DSO and DSI was partially offset by an unfavorable change in DPO. The unfavorable change in DPO was primarily attributable to a benefit in the prior year driven by the timing dynamic discussed above, as we assumed all of EMC's accounts payable, but only included the portion of EMC's cost of goods sold for the period from September 7, 2016 to October 28, 2016. This unfavorable change in DPO for the three months ended November 3, 2017 was offset partially by alignment of supplier payment terms as part of ongoing integration efforts.

We believe our business model allows us to maintain an efficient cash conversion cycle, which compares favorably with that of others in our industry.

Capital Commitments

Capital Expenditures — During the first nine months of Fiscal 2018 and Fiscal 2017, we spent $902 million and $417 million, respectively, on property, plant, and equipment. These expenditures were primarily incurred in connection with our global expansion efforts and infrastructure investments made to support future growth. Product demand, product mix, and the use of contract manufacturers, as well as ongoing investments in operating and information technology infrastructure, influence the level and prioritization of our capital expenditures. Aggregate capital expenditures for Fiscal 2018, which will be primarily related to infrastructure investments and strategic initiatives, are currently expected to total approximately $1.2 billion.

Repurchases of Common Stock

Class V Common Stock Repurchases — On December 13, 2016, the board of directors approved a stock repurchase program under which we were authorized to use assets of the Class V Group to repurchase up to $500 million of shares of Class V Common Stock over a period of six months. During the first quarter of Fiscal 2018, we repurchased 1.3 million shares of Class V Common Stock for $82 million pursuant to this initial authorization. A total of 8.4 million shares have been repurchased under this program.

On March 27, 2017 and August 18, 2017, the board of directors approved two amendments of the Class V Group Repurchase Program (the "March 2017 Class V Group Repurchase Program" and the “August 2017 Class V Group Repurchase Program,” respectively) which, when combined, authorized us to use assets of the Class V Group to repurchase up to an additional $600 million of shares of Class V Common Stock over additional six month periods from the respective board approval dates. On May 9, 2017, the March 2017 Class V Group Repurchase Program was completed, with us having repurchased 4.6 million shares of Class V Common Stock for $300 million. On October 31, 2017, the August 2017 Class V Group Repurchase Program was completed, with us having repurchased 3.8 million shares of Class V Common Stock for $300 million.

VMware, Inc. Class A Common Stock Repurchases — On December 15, 2016, we entered into a stock purchase agreement with VMware, Inc. (the "December 2016 Stock Purchase Agreement"), pursuant to which VMware, Inc. agreed to repurchase for cash $500 million of shares of VMware, Inc. Class A common stock from a subsidiary of Dell Technologies. During the first quarter of Fiscal 2018, VMware, Inc. repurchased 1.4 million shares pursuant to the December 2016 Stock Purchase Agreement. VMware, Inc. repurchased a total of 6.2 million shares under this agreement. We applied the proceeds from the sale to the repurchase of shares of our Class V Common Stock under the Class V Group Repurchase Program described above. All shares repurchased under VMware, Inc.'s stock repurchase programs are retired.

In January 2017 and August 2017, VMware, Inc.'s board of directors authorized the repurchase of up to $2.2 billion of shares of VMware, Inc. Class A common stock (the "January 2017 Authorization" for up to $1.2 billion through the end of Fiscal 2018, and the "August 2017 Authorization" for up to $1 billion through August 31, 2018). On March 29, 2017 and August 23, 2017, we entered into two new stock purchase agreements with VMware, Inc. (the "March 2017 Stock Purchase Agreement" and the "August 2017 Stock Purchase Agreement," respectively), pursuant to which VMware, Inc. agreed to repurchase for cash a total of $600 million of shares of VMware, Inc. Class A common stock from a subsidiary of Dell Technologies. VMware, Inc. repurchased approximately 6.1 million shares of Class A common stock (consisting of 3.4 million shares pursuant to the March 2017 Stock Purchase Agreement and 2.7 million shares pursuant to the August 2017 Stock Purchase Agreement). We applied the proceeds of the sales to the repurchase of shares of the Class V Common Stock under the March 2017 and August 2017 Class V Group Repurchase Programs described above. As of November 3, 2017, the sale transactions under the March 2017 and August 2017 Stock Purchase Agreements were completed. The purchase prices of the 3.4 million shares and 2.7 million shares repurchased by VMware, Inc. were each based on separate volume-weighted average per share prices of the Class A common stock as reported on the New York Stock Exchange during separate specified reference periods, less a discount of 3.5% from the respective volume-weighted average per share price.

During the three and nine months ended November 3, 2017, VMware, Inc. repurchased 5.1 million shares of Class A common stock in the open market for $555 million.

As of November 3, 2017, the cumulative authorized amount remaining for share repurchases by VMware, Inc. was $1,045 million, which represents the $2.2 billion authorized since January 2017, less the cumulative Class A common stock repurchases from a subsidiary of Dell Technologies of $600 million, and less the cumulative Class A common stock repurchases in the open market of $555 million.

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

As of November 3, 2017, we had $3.1 billion, $0.3 billion, and $0.5 billion in purchase obligations for Fiscal 2018 (remaining three months), Fiscal 2019, and Fiscal 2020 and thereafter, respectively.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 3, 2017. Based on that evaluation, our management has concluded that our disclosure controls and procedures were effective as of November 3, 2017.

Changes in Internal Control over Financial Reporting

On September 7, 2016, we completed our acquisition by merger of EMC Corporation as described elsewhere in this report. We continue to integrate policies, processes, people, technology, and operations relating to this transaction, and will continue to evaluate the impact of any related changes to our internal control over financial reporting. Except for any changes related to the integration of EMC, there were no changes in our internal control over financial reporting during the fiscal quarter ended November 3, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

From August 5, 2017 through November 3, 2017, we issued to certain employees a total of 87,829 shares of our Class C Common Stock for an aggregate purchase price of approximately $1.3 million pursuant to exercises of stock options granted under the Dell Technologies Inc. 2013 Stock Incentive Plan. In addition, from August 5, 2017 through November 3, 2017, we issued to certain employees and non-employee directors 827,903 shares of our Class C Common Stock. These shares were issued pursuant to vesting of restricted stock units granted under the Dell Technologies Inc. 2013 Stock Incentive Plan. The foregoing transactions were effected in reliance on the exemption from registration under the Securities Act of 1933 afforded by Rule 701 thereunder as transactions pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule.

Purchases of Equity Securities

The following table sets forth information regarding our repurchases of shares of Class V Common Stock during the third quarter of Fiscal 2018 and the remaining authorized amount of future repurchases under the programs.

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (b)
	(in thousands, except average price paid per share)
Repurchases from August 5, 2017 to September 1, 2017 (a)	—	$—	—	$976,033
Repurchases from September 2, 2017 to September 29, 2017	1,523	$76.88	1,523	$858,952
Repurchases from September 30, 2017 to November 3, 2017	2,265	$80.75	2,265	$676,033
Total	3,788	$79.19	3,788
____________________

(a)
On August 18, 2017, our board of directors approved an amendment of the Class V Group Repurchase Program (the "August 2017 Class V Group Repurchase Program") which authorized us to use assets of the Class V Group to repurchase up to an additional $300 million of shares of our Class V Common Stock over a period of an additional six months. On October 31, 2017, the August 2017 Class V Group Repurchase Program was completed.

(b)
On September 7, 2016, our board of directors approved a stock repurchase program (the "DHI Group Repurchase Program") that authorizes us to use assets of the DHI Group to repurchase up to $1.0 billion of shares of our Class V Common Stock over a two-year period beginning on September 7, 2016. On December 13, 2016, our board of directors approved the suspension of the DHI Group Repurchase Program until such time as the board of directors authorizes the reinstatement of that program. As of November 3, 2017, the approximate dollar value of shares that may yet be purchased included $676 million authorized under the DHI Group Repurchase Program.

ITEM 6 — EXHIBITS
The Company hereby files or furnishes the exhibits listed below:

Exhibit Number	Description
10.1*†	Separation Agreement and Release, dated September 14, 2017, between David I. Goulden and Dell Technologies Inc.
10.2
Second Refinancing Amendment, dated as of October 20, 2017, among Denali Intermediate Inc., Dell Inc., Dell International L.L.C., EMC Corporation, Credit Suisse AG, Cayman Islands Branch, as Term Loan B Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A., as Term A/Revolver Administrative Agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed with the Commission on October 24, 2017)(Commission File No. 001-37867).

10.3
Third Refinancing Amendment, dated as of October 20, 2017, among Denali Intermediate Inc., Dell Inc., Dell International L.L.C., EMC Corporation, Credit Suisse AG, Cayman Islands Branch, as Term Loan B Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A., as Term A/Revolver Administrative Agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed with the Commission on October 24, 2017)(Commission File No. 001-37867).

10.4*†	Dell Technologies Inc. 2012 Long-Term Incentive Plan (formerly known as Dell Inc. 2012 Long-Term Incentive Plan) as amended and restated as of October 6, 2017.
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

Date: December 12, 2017