Form 10-Q
period 2018-05-04
Dell Technologies Inc
filed 2018-06-12
CIK 1571996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 2018
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

As of June 6, 2018, there were 767,883,914 shares of the registrant's common stock outstanding, consisting of 199,354,950 outstanding shares of Class V Common Stock, 409,538,423 outstanding shares of Class A Common Stock, 136,986,858 outstanding shares of Class B Common Stock, and 22,003,683 outstanding shares of Class C Common Stock.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "may," "will," "anticipate," "estimate," "expect," "intend," "plan," "aim," "seek," and similar expressions as they relate to us or our management are intended to identify these forward-looking statements. All statements by us regarding our expected financial position, revenues, cash flows and other operating results, business strategy, legal proceedings, and similar matters are forward-looking statements. Our expectations expressed or implied in these forward-looking statements may not turn out to be correct. Our results could be materially different from our expectations because of various risks, including the risks discussed in "Part I — Item 1A — Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended February 2, 2018 and in our other periodic and current reports filed with the Securities and Exchange Commission ("SEC"). Any forward-looking statement speaks only as of the date as of which such statement is made, and, except as required by law, we undertake no obligation to update any forward-looking statement after the date as of which such statement was made, whether to reflect changes in circumstances or our expectations, the occurrence of unanticipated events, or otherwise.

DELL TECHNOLOGIES INC.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in millions; unaudited)

	May 4, 2018	February 2, 2018
ASSETS
Current assets:
Cash and cash equivalents	$15,324	$13,942
Short-term investments	2,402	2,187
Accounts receivable, net	10,561	11,721
Short-term financing receivables, net	3,962	3,919
Inventories, net	2,933	2,678
Other current assets	6,049	5,881
Total current assets	41,231	40,328
Property, plant, and equipment, net	5,303	5,390
Long-term investments	3,943	4,163
Long-term financing receivables, net	3,799	3,724
Goodwill	39,656	39,920
Intangible assets, net	26,737	28,265
Other non-current assets	2,548	2,403
Total assets	$123,217	$124,193
LIABILITIES, REDEEMABLE SHARES, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$7,133	$7,873
Accounts payable	18,534	18,334
Accrued and other	6,952	8,026
Short-term deferred revenue	11,495	11,606
Total current liabilities	44,114	45,839
Long-term debt	44,770	43,998
Long-term deferred revenue	9,464	9,210
Other non-current liabilities	7,045	7,277
Total liabilities	105,393	106,324
Commitments and contingencies (Note 11)
Redeemable shares	844	384
Stockholders' equity:
Common stock and capital in excess of $.01 par value (Note 16)	19,521	19,889
Treasury stock at cost	(1,477)	(1,440)
Accumulated deficit	(7,438)	(6,860)
Accumulated other comprehensive income (loss)	(121)	130
Total Dell Technologies Inc. stockholders’ equity	10,485	11,719
Non-controlling interests	6,495	5,766
Total stockholders' equity	16,980	17,485
Total liabilities, redeemable shares, and stockholders' equity	$123,217	$124,193

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions, except per share amounts; unaudited)

	Three Months Ended
	May 4, 2018	May 5, 2017
Net revenue:
Products	$16,671	$13,634
Services	4,685	4,366
Total net revenue	21,356	18,000
Cost of net revenue:
Products	13,606	11,823
Services	1,872	1,720
Total cost of net revenue	15,478	13,543
Gross margin	5,878	4,457
Operating expenses:
Selling, general, and administrative	4,944	4,596
Research and development	1,087	1,133
Total operating expenses	6,031	5,729
Operating loss	(153)	(1,272)
Interest and other, net	(470)	(572)
Loss before income taxes	(623)	(1,844)
Income tax benefit	(85)	(641)
Net loss	(538)	(1,203)
Less: Net income (loss) attributable to non-controlling interests	98	(32)
Net loss attributable to Dell Technologies Inc.	$(636)	$(1,171)

Earnings (loss) per share attributable to Dell Technologies Inc. - basic:
Class V Common Stock - basic	$2.36	$0.60
DHI Group - basic	$(1.95)	$(2.29)

Earnings (loss) per share attributable to Dell Technologies Inc. - diluted:
Class V Common Stock - diluted	$2.33	$0.59
DHI Group - diluted	$(1.95)	$(2.29)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions; unaudited)

	Three Months Ended
	May 4, 2018	May 5, 2017
Net loss	$(538)	$(1,203)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(342)	53
Available-for-sale investments:
Change in unrealized gains (losses)	(7)	28
Reclassification adjustment for net (gains) losses realized in net loss	(1)	1
Net change in market value of investments	(8)	29
Cash flow hedges:
Change in unrealized gains (losses)	121	(16)
Reclassification adjustment for net (gains) losses included in net loss	31	(21)
Net change in cash flow hedges	152	(37)

Total other comprehensive income (loss), net of tax expense (benefit) of $(2) and $15, respectively	(198)	45
Comprehensive loss, net of tax	(736)	(1,158)
Less: Net income (loss) attributable to non-controlling interests	98	(32)
Less: Other comprehensive income (loss) attributable to non-controlling interests	(5)	3
Comprehensive loss attributable to Dell Technologies Inc.	$(829)	$(1,129)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; continued on next page; unaudited)

	Three Months Ended
	May 4, 2018	May 5, 2017
Cash flows from operating activities:
Net loss	$(538)	$(1,203)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,914	2,212
Amortization of debt issuance costs	36	46
Stock-based compensation expense	199	201
Deferred income taxes	(363)	(790)
Net gain on sale of businesses	(32)	(33)
Provision for doubtful accounts — including financing receivables	37	34
Other	31	163
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	949	522
Financing receivables	(249)	(136)
Inventories	(389)	15
Other assets	(144)	(571)
Accounts payable	270	665
Deferred revenue	287	(127)
Accrued and other liabilities	(849)	(713)
Change in cash from operating activities	1,159	285
Cash flows from investing activities:
Investments:
Purchases	(439)	(559)
Maturities and sales	531	973
Capital expenditures	(273)	(245)
Proceeds from sale of facilities, land, and other assets	10	—
Capitalized software development costs	(89)	(89)
Collections on purchased financing receivables	10	3
Acquisition of businesses, net	—	(12)
Divestitures of businesses, net	142	(20)
Asset acquisitions, net	(38)	—
Asset dispositions, net	(3)	—
Change in cash from investing activities	(149)	51

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued; in millions; unaudited)

	Three Months Ended
	May 4, 2018	May 5, 2017
Cash flows from financing activities:
Share repurchases for tax withholdings of equity awards	(100)	(126)
Proceeds from the issuance of common stock of subsidiaries	642	8
Repurchases of DHI Group Common Stock	(37)	(2)
Repurchases of Class V Common Stock	—	(368)
Payments for debt issuance costs	(3)	(5)
Proceeds from debt	1,863	3,421
Repayments of debt	(1,822)	(3,116)
Other	—	1
Change in cash from financing activities	543	(187)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(86)	(6)
Change in cash, cash equivalents, and restricted cash	1,467	143
Cash, cash equivalents, and restricted cash at beginning of the period	14,378	9,832
Cash, cash equivalents, and restricted cash at end of the period	$15,845	$9,975

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions; continued on next page; unaudited)

	Common Stock and Capital in Excess of Par Value				Treasury Stock
	DHI Group		Class V Common Stock		DHI Group		Class V Common Stock
	Issued Shares	Amount	Issued Shares	Amount	Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Dell Technologies Stockholders' Equity	Non-Controlling Interests	Total Stockholders' Equity
Balances as of February 2, 2018	571	$9,848	223	$10,041	1	$(16)	24	$(1,424)	$(6,860)	$130	$11,719	$5,766	$17,485
Adjustment for adoption of accounting standards (Note 1)	—	—	—	—	—	—	—	—	58	(58)	—	(5)	(5)
Net income (loss)	—	—	—	—	—	—	—	—	(636)	—	(636)	98	(538)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(342)	(342)	—	(342)
Investments, net change	—	—	—	—	—	—	—	—	—	(5)	(5)	(3)	(8)
Cash flow hedges, net change	—	—	—	—	—	—	—	—	—	154	154	(2)	152
Issuance of common stock	(1)	(3)	—	—	—	—	—	—	—	—	(3)	—	(3)
Stock-based compensation	—	22	—	—	—	—	—	—	—	—	22	177	199
Treasury stock repurchases	—	—	—	—	—	(37)	—	—	—	—	(37)	—	(37)
Revaluation of redeemable shares	—	(460)	—	—	—	—	—	—	—	—	(460)	—	(460)
Impact from equity transactions of non-controlling interests	—	73	—	—	—	—	—	—	—	—	73	464	537
Balances as of May 4, 2018	570	$9,480	223	$10,041	1	$(53)	24	$(1,424)	$(7,438)	$(121)	$10,485	$6,495	$16,980

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(continued; in millions; unaudited)

	Common Stock and Capital in Excess of Par Value				Treasury Stock
	DHI Group		Class V Common Stock		DHI Group		Class V Common Stock
	Issued Shares	Amount	Issued Shares	Amount	Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Dell Technologies Stockholders' Equity	Non-Controlling Interests	Total Stockholders' Equity
Balances as of February 3, 2017	569	$10,158	223	$10,041	—	$(10)	14	$(742)	$(4,095)	$(595)	$14,757	$5,821	$20,578
Adjustment for adoption of accounting standard (Note 1)	—	—	—	—	—	—	—	—	84	—	84	—	84
Net loss	—	—	—	—	—	—	—	—	(1,171)	—	(1,171)	(32)	(1,203)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	53	53	—	53
Investments, net change	—	—	—	—	—	—	—	—	—	27	27	2	29
Cash flow hedges, net change	—	—	—	—	—	—	—	—	—	(38)	(38)	1	(37)
Issuance of common stock	—	(4)	—	—	—	—	—	—	—	—	(4)	—	(4)
Stock-based compensation expense	—	29	—	—	—	—	—	—	—	—	29	172	201
Treasury stock repurchases	—	—	—	—	—	(2)	6	(359)	—	—	(361)	—	(361)
Revaluation of redeemable shares	—	(70)	—	—	—	—	—	—	—	—	(70)	—	(70)
Impact from equity transactions of non-controlling interests	—	(88)	—	—	—	—	—	—	—	—	(88)	(34)	(122)
Other	—	(9)	—	—	—	—	—	—	—	—	(9)	—	(9)
Balances as of May 5, 2017	569	$10,016	223	$10,041	—	$(12)	20	$(1,101)	$(5,182)	$(553)	$13,209	$5,930	$19,139

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 — BASIS OF PRESENTATION

Basis of Presentation — The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes filed with the U.S. Securities and Exchange Commission ("SEC") in the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2018. These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of Dell Technologies Inc. as of May 4, 2018 and February 2, 2018, the results of its operations and corresponding comprehensive income (loss) for the three months ended May 4, 2018 and May 5, 2017, and its cash flows for the three months ended May 4, 2018 and May 5, 2017. References in these Notes to the Condensed Consolidated Financial Statements to the "Company" or "Dell Technologies" means Dell Technologies Inc. individually and together with its consolidated subsidiaries.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and the accompanying Notes. Actual results could differ materially from those estimates. The results of operations, comprehensive income (loss), and cash flows for the three months ended May 4, 2018 and May 5, 2017 are not necessarily indicative of the results to be expected for the full fiscal year or for any other fiscal period.

The Company's fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. The fiscal year ended February 2, 2018 ("Fiscal 2018") was a 52-week period, and the fiscal year ending February 1, 2019 ("Fiscal 2019") will be a 52-week period.

Principles of Consolidation — These Condensed Consolidated Financial Statements include the accounts of Dell Technologies and its wholly-owned subsidiaries, as well as the accounts of SecureWorks Corp. (“SecureWorks"), VMware, Inc., and Pivotal Software, Inc. ("Pivotal"), each of which is majority-owned by Dell Technologies. All intercompany transactions have been eliminated.

Unless the context indicates otherwise, references in these Notes to the Condensed Consolidated Financial Statements to "VMware" mean the VMware reportable segment, which reflects the operations of VMware, Inc. (NYSE: VMW) within Dell Technologies. See Exhibit 99.1 filed with the quarterly report on Form 10-Q for the quarterly period ended May 4, 2018 for information on the differences between VMware reportable segment results and VMware, Inc. results.

EMC Merger Transaction — On September 7, 2016, the Company completed its acquisition by merger of EMC Corporation ("EMC"), referred to as the EMC merger transaction. The consolidated results of EMC are included in Dell Technologies' consolidated results presented in these financial statements.

Pivotal Initial Public Offering — On April 24, 2018, Pivotal completed a registered underwritten initial public offering ("IPO") of its Class A common stock. The results of Pivotal's operations are included in other businesses. For more information regarding the Company's ownership of Pivotal, see Note 14 of the Notes to the Condensed Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

Leases — In February 2016, the Financial Accounting Standards Board ("FASB") issued amended guidance on the accounting for leasing transactions. The primary objective of this update is to increase transparency and comparability among organizations by requiring lessees to recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. The guidance also makes some changes to lessor accounting and requires additional disclosures about all leasing arrangements.  The Company will adopt this standard for the fiscal year beginning February 2, 2019, using a modified retrospective approach. The Company is currently evaluating the impact that the standard will have on the Consolidated Financial Statements. In the area of lessee accounting, the Company anticipates that the most significant change will be recognition of right-of-use assets and lease liabilities on the Consolidated Statements of Financial Position. In the area of lessor accounting, the Company anticipates that the most significant change will be an increase in originations of operating leases due to elimination of the third-party residual value guarantee insurance in the sales-type lease test.

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

Simplifying the Test for Goodwill Impairment — In January 2017, the FASB issued amended guidance to simplify the subsequent measurement of goodwill by removing Step 2 of the goodwill impairment test. Instead, under the amendments in the new guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. Public entities must adopt the new guidance in fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact of the new guidance, but does not expect that the standard will have an impact on its Consolidated Financial Statements.

Recently Adopted Accounting Pronouncements

Revenue from Contracts with Customers — In May 2014, the FASB issued amended guidance on the recognition of revenue from contracts with customers. The objective of the new standard is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede substantially all of the existing revenue recognition guidance, including industry-specific guidance. The new standard requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Further, the new standard requires additional disclosures to help enable users of the financial statements to better understand the nature, amount, timing, risks, and judgments related to revenue recognition and related cash flows from contracts with customers. Concurrently, the FASB issued guidance on the accounting for costs to fulfill or obtain a customer contract. The Company adopted these standards during the three months ended May 4, 2018 using the full retrospective method, which requires the Company to recast each prior period presented consistent with the new guidance. See tables provided below which present the impact of the new accounting standards to the Company's previously reported financial results. See also Note 2 of the Notes to the Condensed Consolidated Financial Statements for a summary of significant policies related to the new accounting standards.

Recognition and Measurement of Financial Assets and Financial Liabilities — In January 2016, the FASB issued amended guidance that generally requires changes in the fair value of equity investments, other than those accounted for under the equity method, to be recognized through net income, rather than other comprehensive income. For equity investments without readily determinable fair values, the Company is no longer permitted to use the cost method of accounting. The Company has elected to apply the measurement alternative for those investments. Under the alternative, the Company measures investments without readily determinable fair values at cost, less impairment, adjusted by observable price changes on a prospective basis. The Company must make a separate election to use the alternative for each eligible investment, and is required to reassess at each reporting period whether an investment qualifies for the alternative. The Company adopted this standard during the three months ended May 4, 2018. Adoption of the standard was applied through a cumulative one-time adjustment to accumulated deficit of $56 million for the accumulated unrealized gain previously recorded in other comprehensive income. The impact of the standard on the Condensed Consolidated Statements of Income (Loss) during the three months ended May 4, 2018 was a gain of approximately $100 million, recognized in interest and other, net, and the impact in future periods will depend on the relative changes in market price of the equity investments.

Classification of Certain Cash Receipts and Cash Payments — In August 2016, the FASB issued amended guidance on the presentation and classification of eight specific cash flow issues with the objective of reducing existing diversity in practice. Companies should reflect any adjustments on a retrospective basis, if practicable; otherwise, adoption is required to be applied as of the earliest date practicable.  The Company adopted this standard during the three months ended May 4, 2018. Prior period amounts on the Condensed Consolidated Statements of Cash Flows have been recast to conform with current period presentation as shown in the reconciliation provided below.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Intra-Entity Transfers of Assets Other Than Inventory — In October 2016, the FASB issued amended guidance on the accounting for income taxes. The new guidance requires companies to recognize the income tax effects of intra-entity asset transfers, other than transfers of inventory, when the transfer occurs instead of when the asset is sold to a third party. The new guidance was applied on a modified-retrospective basis with the cumulative-effect adjustment to accumulated deficit as of the beginning of the period of adoption. The Company early adopted this guidance during the three months ended May 5, 2017.  At adoption, approximately $84 million was reclassified from other non-current liabilities to accumulated deficit, resulting in a net credit to accumulated deficit.

Statement of Cash Flows, Restricted Cash — In November 2016, the FASB issued amended guidance requiring entities to include restricted cash and restricted cash equivalents in cash balances on the cash flow statement, and also to provide a supplemental reconciliation of cash, cash equivalents and restricted cash. Public entities must adopt the new guidance for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company adopted this standard during the three months ended May 4, 2018. See Note 19 of the Notes to the Condensed Consolidated Financial Statements for supplemental cash flow information. Prior period amounts on the Condensed Consolidated Statements of Cash Flows have been recast to conform with current period presentation as shown in the reconciliation provided below.

Clarifying the Definition of a Business — In January 2017, the FASB issued amended guidance to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The new guidance did not have a material impact on the Company's conclusions regarding transactions that were assessed in the current period.

Derivatives and Hedging — In August 2017, the FASB issued amended guidance that will make more financial and non-financial hedging strategies eligible for hedge accounting. The amended guidance changes how companies assess effectiveness, and also amends the presentation and disclosure requirements. The guidance is intended to simplify the application of hedge accounting and increase transparency as to the scope and results of hedging programs. Immediate early adoption is permitted in any interim or annual period. The Company elected to early adopt this standard during the three months ended May 4, 2018. The impact of the adoption of the standard was immaterial to the Condensed Consolidated Financial Statements.

Income Statement - Reporting Comprehensive Income — In February 2018, the FASB issued guidance that will permit entities to reclassify the tax effects stranded in accumulated other comprehensive income to accumulated deficit as a result of U.S. Tax Reform, discussed in Note 12 of the Notes to the Condensed Consolidated Financial Statements. The guidance gives entities the option to reclassify these amounts, but requires new disclosures regardless of whether they elect to do so. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company elected to early adopt this standard during the three months ended May 4, 2018, and recorded the impact of the adoption as a cumulative adjustment to accumulated deficit. The impact of the adoption was immaterial to the Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Impacts to Previously Reported Periods

The following tables present the impact of the new accounting standards to the Company's previously reported financial results.

Selected Captions from the Condensed Consolidated Statement of Financial Position

	February 2, 2018
	As Reported	Revenue from Contracts with Customers	As Recast
	(in millions)
Assets
Accounts receivable, net	$11,177	$544	$11,721
Other current assets	$5,054	$827	$5,881
Other non-current assets	$1,862	$541	$2,403
Liabilities and Stockholders' Equity
Accrued and other	$7,661	$365	$8,026
Short-term deferred revenue	$12,024	$(418)	$11,606
Long-term deferred revenue	$10,223	$(1,013)	$9,210
Other non-current liabilities	$6,797	$480	$7,277
Accumulated deficit	$(9,253)	$2,393	$(6,860)
Non-controlling interests	$5,661	$105	$5,766

The above impacts are summarized as follows:

Accounts receivable, net. The adoption of the new revenue standard resulted in an increase to accounts receivable, net primarily due to the following two factors:

•
First, the return rights provision, which represents an estimate of expected customer returns, which was previously presented as a reduction of accounts receivable, net, is now being presented outside of accounts receivable, net in two separate balance sheet line items. A liability is recorded in accrued and other for the estimated value of the sales amounts to be returned to the customer, and an asset is recorded in other current assets representing the recoverable cost of the inventory estimated to be returned.

•
Second, the standard provides new guidance regarding transfer of control of goods to the customer. Under these new guidelines, the Company has determined that for certain hardware contracts in the United States, transfer of control and recognition of revenue can occur earlier. This resulted in an increase in accounts receivable, net and a decrease in the in-transit deferral recorded in other current assets.

Other assets. The adoption of the new revenue standard resulted in an increase in other assets due to capitalization of the costs to obtain a contract, as well as the accounts receivable, net of impacts discussed above.

Deferred revenue. The adoption of the new revenue standard resulted in a decline in deferred revenue due to earlier recognition of revenue for software licenses, and less of the aggregate transaction price being allocated to extended warranty. Deferred revenue was also reduced by the impact of variable consideration, i.e., price concessions, rebates, and refunds. The reduction in deferred revenue was partially offset by an increase resulting from the change in presentation of deferred costs on third-party software offerings, which are reported in other assets, and are either sold on a standalone basis or as an attached component of the Company's hardware offering. The Company previously reported the associated deferred revenue net of these deferred costs in deferred revenue.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Condensed Consolidated Statement of Income (Loss)

	Three Months Ended
	May 5, 2017
	As Reported	Revenue from Contracts with Customers	As Recast
	(in millions, except per share amounts)
Net revenue:
Products	$12,968	$666	$13,634
Services	4,848	(482)	4,366
Total net revenue	17,816	184	18,000
Cost of net revenue:
Products	11,459	364	11,823
Services	2,055	(335)	1,720
Total cost of net revenue	13,514	29	13,543
Gross margin	4,302	155	4,457
Operating expenses:
Selling, general, and administrative	4,669	(73)	4,596
Research and development	1,133	—	1,133
Total operating expenses	5,802	(73)	5,729
Operating loss	(1,500)	228	(1,272)
Interest and other, net	(573)	1	(572)
Income (loss) before income taxes	(2,073)	229	(1,844)
Income tax provision (benefit)	(690)	49	(641)
Net income (loss)	(1,383)	180	(1,203)
Less: Net income (loss) attributable to non-controlling interests	(49)	17	(32)
Net income (loss) attributable to Dell Technologies Inc.	$(1,334)	$163	$(1,171)

Earnings (loss) per share attributable to Dell Technologies Inc. - basic:
Class V Common Stock - basic	$0.57	0.03	$0.60
DHI Group - basic	$(2.57)	0.28	$(2.29)

Earnings (loss) per share attributable to Dell Technologies Inc. - diluted:
Class V Common Stock - diluted	$0.56	0.03	$0.59
DHI Group - diluted	$(2.57)	0.28	$(2.29)

The above impacts are summarized as follows:

Net revenue. The adoption of the new revenue standard resulted in an increase to net revenue due to earlier revenue recognition than permitted under the previous standard.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Products revenue vs. services revenue. The adoption of the new revenue standard resulted in a change to the classification of products revenue vs. services revenue, due to the following factors:

•
Under the new revenue standard, amounts within a contract are now allocated to the product and services performance obligations based on their respective standalone selling prices, which generally increases product revenue and decreases services revenue relative to previously reported results.

•
Further, third-party software licenses were previously recognized in services revenue as the Company could not separate the value of the software license from the associated maintenance agreement. Under the new revenue standard, the license value requires separation and will be recognized in product revenue and the value of the software maintenance will continue to be recognized in services revenue.

Operating expenses. The adoption of the new revenue standard resulted in a decrease to operating expenses due to the deferral of the incremental direct costs of obtaining a contract.

Selected Captions from the Condensed Consolidated Statement of Cash Flows

	Three Months Ended
	May 5, 2017
	As Reported	Classification of Certain Cash Receipts and Cash Payments	Statement of Cash Flows, Restricted Cash	As Recast
	(in millions)
Change in cash from operating activities	$240	$29	$16	$285
Change in cash from investing activities	$51	$—	$—	$51
Change in cash from financing activities	$(205)	$(29)	$47	$(187)

Change in cash, cash equivalents, and restricted cash	$80	$—	$63	$143
Cash, cash equivalents, and restricted cash at beginning of the period	9,474	—	358	9,832
Cash, cash equivalents, and restricted cash at end of the period	$9,554	$—	$421	$9,975

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 2 — INTERIM UPDATE TO SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As mentioned previously in Note 1 of the Notes to the Condensed Consolidated Financial Statements, the Company adopted amended guidance on the recognition of revenue from contracts with customers during the three months ended May 4, 2018, using the full retrospective method. The following accounting policies have been updated as part of the adoption of the new standard.

Revenue Recognition — The Company enters into a variety of agreements to provide a wide portfolio of products and services offerings to its customers. These agreements have varying requirements depending on the goods and services being sold, the rights and obligations conveyed, and the legal jurisdiction of the arrangement.

Revenue is recognized either over time or at a point in time, depending on when the underlying goods or services are transferred to the customer, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for delivering those goods or services. The following five steps are applied to recognize revenue:

(1)
Identify the contract with a customer. The term “contract” refers to the enforceable rights and obligations provided in an agreement between the Company and one or more other parties in exchange for payment. The Company evaluates facts and circumstances regarding sales transactions in order to identify contracts with its customers. An agreement must meet all of the following criteria to qualify as a contract eligible for revenue recognition under the model: (i) the contract must be approved by all parties; (ii) each party's rights regarding the goods and services to be transferred to the customer can be identified; (iii) the payment terms for the good and services can be identified; (iv) the customer has the ability and intent to pay and it is probable that the Company will collect substantially all of the consideration to which it will be entitled; and (v) the contract must have commercial substance. Judgment is used in determining the customer's ability and intent to pay, which is based upon various factors including the customer's historical payment experience or customer credit and financial information.

(2)
Identify the performance obligations in the contract.  Distinct promises within a contract are referred to as "performance obligations" and are accounted for as separate units of account. The Company assesses whether each promised good or service is distinct for the purpose of identifying the performance obligations in the contract. This assessment involves subjective determinations and requires management to make judgments about the individual promised goods or services and whether such goods or services are separable from the other aspects of the contractual relationship. Promised goods and services are considered distinct provided that: (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (that is, the good or service is capable of being distinct); and (ii) the Company's promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (that is, the promise to transfer the good or service is distinct within the context of the contract). The Company's performance obligations consist of a variety of products and services offerings which include: computer and enterprise hardware, such as servers, storage, networking, personal computers, workstations, and peripherals; third-party software; proprietary software licenses; support and deployment services, which include hardware support that extends beyond the Company's standard warranties, software maintenance, and installation; professional services; training; software as a service ("SaaS"); and infrastructure as a service ("IaaS").

(3)
Determine the transaction price.  Transaction price reflects the amount of consideration to which the Company expects to be entitled in exchange for transferring goods or services to the customer. If the consideration promised in a contract includes a variable amount, the Company estimates the amount to which it expects to be entitled using either the expected value or most likely amount method. The Company’s contracts may include terms that could cause variability in the transaction price, including, for example, rebates, sales returns, and volume discounts. In determining the transaction price, any variable consideration would be considered, to the extent applicable, if it is probable that a significant future reversal of cumulative revenue under the contract will not occur when the uncertainty associated with the variable consideration is resolved.

(4)
Allocate the transaction price to performance obligations in the contract. Many of the Company’s contracts include promises to transfer multiple products and services to a customer, and the transaction price must be allocated to each performance obligation in an amount that depicts the consideration to which the Company expects to be entitled in exchange for transferring the promised goods or services. For these contracts with multiple performance obligations, the transaction price is allocated in proportion to the standalone selling price ("SSP") of each performance obligation.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

If the contract contains a single performance obligation, the entire transaction price is allocated to that performance obligation.

The best evidence of SSP is the observable price of a good or service when the Company sells that good or service separately in similar circumstances to similar customers. If a directly observable price is available, it must be utilized for the SSP. If a directly observable price is not available, the SSP must be estimated. The Company estimates SSP by considering multiple factors including, but not limited to, pricing practices, internal costs, and profit objectives as well as overall market conditions which include geographic or regional specific factors, competitive positioning, and competitor actions. SSP can include fixed and variable components. Variable components are estimated based on the most likely outcome or expected value of the variable components.

(5)
Recognize revenue when (or as) the performance obligation is satisfied. Revenue is recognized when obligations under the terms of the contract with our customer are satisfied. Revenue is recognized either over time or at a point in time, depending on when the underlying products or services are transferred to the customer. Revenue is recorded at a point in time for products upon transfer of control. Revenue is recognized over time for support and deployment services, professional services, training, SaaS, and IaaS.

The Company reports revenue net of any revenue-based taxes assessed by governmental authorities that are imposed on and concurrently with specific revenue-producing transactions.

The Company has elected the following practical expedients with the adoption of the new revenue standard:

•	The Company does not account for significant financing components if the period between revenue recognition and when the customer pays for the product or service will be one year or less.

•	The Company recognizes revenue equal to the amount it has a right to invoice when the amount corresponds directly with the value to the customer of the Company's performance to date.

•	The Company does not account for shipping and handling activities as a separate performance obligation, but rather as an activity performed to transfer the promised good.

The following summarizes the nature of revenue recognized and the manner in which the Company accounts for sales transactions.

Products

Product revenue consists of hardware and software license sales that are delivered, sold as a subscription or sold on a consumption basis. Hardware includes notebooks and desktop PCs, servers, storage hardware, and other hardware-related devices. Software license sales include non-essential, stand-alone software applications. Software applications provide customers with resource management, backup and archiving, information security, information management and intelligence, data analytics, and server virtualization capabilities.

Revenue from the sale of hardware products is recognized when control has transferred to the customer, which typically occurs when the hardware has been shipped to the customer, risk of loss has transferred to the customer, the Company has a present right to payment, and customer acceptance has been satisfied. Customer acceptance is satisfied if acceptance is obtained from the customer, if all acceptance provisions lapse, or if the Company has evidence that all acceptance provisions will be, or have been, satisfied. Revenue from software license sales is generally recognized when control has transferred to the customer, which is typically upon shipment, electronic delivery, or when the software is available for download by the customer. For certain arrangements, including software subscriptions and certain software license agreements which provide customers control to certain product performance obligations over time, revenue is recognized based on usage or ratably over the term of the arrangement based on the pattern of delivery of the product to the customer.

Invoices for products are generally issued as control transfers, which is typically upon shipment or electronic delivery. There was no significant revenue in any period presented related to performance obligations satisfied or partially satisfied in prior periods.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Services

Services revenue consists of revenue from sales of support services, including hardware support that extends beyond the Company's standard warranties, software maintenance, and installation; professional services; training; SaaS; and IaaS. Revenue associated with undelivered performance obligations is deferred and recorded as control is transferred to the customer over time. Revenue from fixed-price support or maintenance contracts sold for both hardware and software is recognized on a straight-line basis over the period of performance because the Company is required to provide services at any given time. Other services revenue is recognized when the Company performs the services and the customers receive and consume the benefits.

Invoices for services may be issued at the start of a service term, which is typically the case for support and deployment services, or as services are rendered, which is typically the case for professional services, training, SaaS, and IaaS.

Other

Revenue from leasing arrangements is not subject to the new revenue standard from contracts with customers, and remains separately accounted for under existing lease accounting guidance. The Company records revenue from the sale of equipment under sales-type leases as product revenue in an amount equal to the present value of minimum lease payments at the inception of the lease. Sales-type leases also produce financing income, which is included in net products revenue in the Consolidated Statements of Income (Loss) and is recognized at consistent rates of return over the lease term. The Company also offers qualified customers fixed-term loans and revolving credit lines for the purchase of products and services offered by the Company. Financing income attributable to these loans is recognized in product revenue on an accrual basis.

Disaggregation of Revenue — The Company's revenue is presented on a disaggregated basis on the Condensed Consolidated Statements of Income (Loss) and in Note 18 of the Notes to the Condensed Consolidated Financial Statements based on an evaluation of disclosures outside of the financial statements, information regularly reviewed by the chief operating decision maker for evaluating the financial performance of operating segments, and other information that is used to evaluate the Company's financial performance or make resource allocations. This information includes revenue from product and services, revenue from reportable segments, and revenue by major product categories within the segments.

Contract Assets — Contract assets are rights to consideration in exchange for goods or services that the Company has transferred to a customer when such a right is conditional on something other than the passage of time. Such amounts have been insignificant to date.

Contract Liabilities — Contract liabilities primarily consist of deferred revenue. Deferred revenue is recorded when the Company has a right to invoice or payments have been received for undelivered products or services, or in situations where revenue recognition criteria have not been met. Deferred revenue also represents amounts received in advance for extended warranty services and software maintenance. Revenue is recognized on these items when the revenue recognition criteria are met, generally resulting in ratable recognition over the contract term. The Company also has deferred revenue related to undelivered hardware and professional services, consisting of installations and consulting engagements, which are recognized as the Company's performance obligations under the contract are completed. See Note 9 of the Notes to the Condensed Consolidated Financial Statements for additional information about deferred revenue.

Costs to Obtain a Contract — The incremental direct costs of obtaining a contract primarily consist of sales commissions and employer taxes related to commission payments. The Company has elected, as a practical expedient, to expense as incurred costs to obtain a contract equal to or less than one year in duration. For contracts greater than one year in duration, the associated costs to obtain a contract are deferred and amortized over the period of contract performance or a longer period, generally the estimated life of the customer relationship, if renewals are expected and the renewal commission is not commensurate with the initial commission. Deferred costs to obtain a contract are typically amortized over a period of 3 to 7 years, depending on the contract term and expectation of the period of benefit for the costs, which may exceed the contract term. Amortization expense is recognized on a straight-line basis and included in selling, general, and administrative expenses in the Condensed Consolidated Statements of Income (Loss). The Company periodically reviews these deferred costs to determine whether events or changes in circumstances have occurred that could impact the carrying value or period of benefit of the deferred sales commissions. There were no material impairment losses for deferred sales commissions during the three months ended May 4, 2018 and May 5, 2017.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Deferred costs to obtain a contract as of May 4, 2018 and February 2, 2018 were $909 million and $834 million, respectively. Deferred costs to obtain a contract are classified as current assets and other non-current assets on the Condensed Consolidated Statements of Financial Position, based on when the expense is expected to be recognized. Amortization of costs to obtain a contract during the three months ended May 4, 2018 and May 5, 2017 was $108 million and $54 million, respectively.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 3 — FAIR VALUE MEASUREMENTS

The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of May 4, 2018 and February 2, 2018:

	May 4, 2018 (a)				February 2, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(in millions)
Assets:
Cash and cash equivalents:
Money market funds	$10,837	$—	$—	$10,837	$8,641	$—	$—	$8,641
U.S. corporate debt securities	—	28	—	28	—	23	—	23
Foreign corporate debt securities	—	40	—	40	—	65	—	65
Debt securities:
U.S. government and agencies	676	369	—	1,045	682	392	—	1,074
U.S. corporate	—	1,988	—	1,988	—	2,003	—	2,003
Foreign	—	2,442	—	2,442	—	2,547	—	2,547
Equity and other securities	376	10	—	386	236	5	—	241
Derivative instruments	—	142	—	142	—	83	—	83
Total assets	$11,889	$5,019	$—	$16,908	$9,559	$5,118	$—	$14,677
Liabilities:
Derivative instruments	$—	$59	$—	$59	$—	$184	$—	$184
Total liabilities	$—	$59	$—	$59	$—	$184	$—	$184
____________________
(a) The Company did not transfer any securities between levels during the three months ended May 4, 2018.

The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value:

Money Market Funds — The Company's investment in money market funds that are classified as cash equivalents hold underlying investments with a weighted average maturity of 90 days or less and are recognized at fair value. The valuations of these securities are based on quoted prices in active markets for identical assets, when available, or pricing models whereby all significant inputs are observable or can be derived from or corroborated by observable market data. The Company reviews security pricing and assesses liquidity on a quarterly basis. As of May 4, 2018, the Company's U.S. portfolio had no material exposure to money market funds with a fluctuating net asset value.

Equity and Other Securities — The majority of the Company's investments in equity and other securities that are measured at fair value on a recurring basis consist of strategic investments in publicly traded companies. The valuation of these securities is based on quoted prices in active markets.

Debt Securities — The majority of the Company's debt securities consists of various fixed income securities such as U.S. government and agencies, U.S. corporate, and foreign. Valuation is based on pricing models whereby all significant inputs, including benchmark yields, reported trades, broker-dealer quotes, issue spreads, benchmark securities, bids, offers, and other market related data, are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset. Inputs are documented in accordance with the fair value measurements hierarchy. The Company reviews

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

security pricing and assesses liquidity on a quarterly basis. See Note 4 of the Notes to the Condensed Consolidated Financial Statements for additional information about investments.

Derivative Instruments — The Company's derivative financial instruments consist primarily of foreign currency forward and purchased option contracts and interest rate swaps. The fair value of the portfolio is determined using valuation models based on market observable inputs, including interest rate curves, forward and spot prices for currencies, and implied volatilities. Credit risk is also factored into the fair value calculation of the Company's derivative instrument portfolio. See Note 7 of the Notes to the Condensed Consolidated Financial Statements for a description of the Company's derivative financial instrument activities.

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

As of May 4, 2018 and February 2, 2018, the Company held strategic investments of $484 million and $485 million, respectively. As these investments represent early-stage companies without readily determinable fair values, they are not included in the recurring fair value table above.

The Company has elected to apply the measurement alternative for these investments. Under the alternative, the Company measures investments without readily determinable fair values at cost, less impairment, adjusted by observable price changes. The Company must make a separate election to use the alternative for each eligible investment and is required to reassess at each reporting period whether an investment qualifies for the alternative. In evaluating these investments for impairment or observable price changes, the Company uses inputs including pre- and post-money valuations of recent financing events and the impact of those on its fully diluted ownership percentages, as well as other available information regarding the issuer's historical and forecasted performance.

Carrying Value and Estimated Fair Value of Outstanding Debt — The following table summarizes the carrying value and estimated fair value of the Company's outstanding debt as described in Note 6 of the Notes to the Condensed Consolidated Financial Statements, including the current portion, as of the dates indicated:

	May 4, 2018		February 2, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in billions)
Senior Secured Credit Facilities	$10.4	$10.6	$10.4	$10.6
First Lien Notes	$19.7	$21.2	$19.7	$21.9
Unsecured Notes and Debentures	$1.8	$2.0	$2.3	$2.5
Senior Notes	$3.1	$3.4	$3.1	$3.4
EMC Notes	$5.5	$5.4	$5.5	$5.4
VMware Notes	$4.0	$3.8	$4.0	$3.9
Margin Loan Facility	$2.0	$2.0	$2.0	$2.0

The fair values of the outstanding debt shown in the table above, as well as the DFS debt described in Note 5 of the Notes to the Condensed Consolidated Financial Statements, were determined based on observable market prices in a less active market or based on valuation methodologies using observable inputs and were categorized as Level 2 in the fair value hierarchy. The fair value of DFS debt approximates carrying value.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 4 — INVESTMENTS

The following table summarizes, by major security type, the carrying value and amortized cost of the Company's investments. All debt security investments with remaining effective maturities in excess of one year and substantially all equity and other securities are recorded as long-term investments in the Condensed Consolidated Statements of Financial Position.

	May 4, 2018				February 2, 2018
	Cost	Unrealized Gain	Unrealized (Loss)	Carrying Value	Cost	Unrealized Gain	Unrealized (Loss)	Carrying Value
	(in millions)
Investments:
U.S. government and agencies	$499	$—	$(2)	$497	$485	$—	$(2)	$483
U.S. corporate debt securities	806	—	(3)	803	660	—	(2)	658
Foreign debt securities	1,106	—	(4)	1,102	1,048	—	(2)	1,046
Total short-term investments	2,411	—	(9)	2,402	2,193	—	(6)	2,187
U.S. government and agencies	559	—	(11)	548	600	—	(9)	591
U.S. corporate debt securities	1,208	—	(23)	1,185	1,361	—	(16)	1,345
Foreign debt securities	1,364	—	(24)	1,340	1,518	—	(17)	1,501
Equity and other securities (a)	685	185	—	870	640	86	—	726
Total long-term investments	3,816	185	(58)	3,943	4,119	86	(42)	4,163
Total investments	$6,227	$185	$(67)	$6,345	$6,312	$86	$(48)	$6,350
____________________

(a)
$484 million and $485 million of equity and other securities as of May 4, 2018 and February 2, 2018, respectively, are strategic investments without readily determinable fair values, which are recorded at cost, less impairment, and adjusted for observable price changes. The remainder are publicly-traded investments that are measured at fair value on a recurring basis. See Note 3 of the Notes to the Condensed Consolidated Financial Statements for additional information on investments measured at fair value.

The Company's investments in debt securities are classified as available-for-sale securities, which are carried at fair value. As of May 4, 2018, the aggregate fair value of investments held in a continuous unrealized loss position for greater than 12 months was $1.7 billion, and the unrealized loss on these investments was $8 million. As of February 2, 2018, the aggregate fair value of investments held in a continuous unrealized loss position for greater than 12 months was $1.9 billion, and the unrealized loss on these investments was $25 million.

The maturities of debt securities held as of May 4, 2018 are as follows:

	Carrying Value	Amortized Cost
	(in millions)
Due within one year	$2,402	$2,411
Due after 1 year through 5 years	3,016	3,071
Due after 5 years through 10 years	57	60
Total	$5,475	$5,542

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 5 — FINANCIAL SERVICES

The Company offers or arranges various financing options and services for its customers in North America, Europe, Australia, and New Zealand through Dell Financial Services and its affiliates ("DFS"). The key activities of DFS include originating, collecting, and servicing customer receivables primarily related to the purchase of Dell Technologies products and services. In some cases, DFS also offers financing on the purchase of third-party technology products that complement the Dell Technologies portfolio of products and services. New financing originations were $1.7 billion and $1.1 billion for the three months ended May 4, 2018 and May 5, 2017, respectively. The increases in new financing originations and financing receivables during the three months ended May 4, 2018 were attributable to growth in the DFS offerings related to customer purchases of products and services since the EMC merger transaction.

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

•
Fixed-term sales-type leases and loans — The Company enters into sales-type lease arrangements with customers who seek lease financing. Leases with business customers have fixed terms of generally two to four years. Future maturities of minimum lease and associated financing payments as of May 4, 2018 were as follows: Fiscal 2019 - $1,779 million; Fiscal 2020 - $1,677 million; Fiscal 2021 - $945 million; Fiscal 2022 - $300 million; Fiscal 2023 and beyond - $81 million. Future maturities and associated financing payments referenced herein represent the aggregate payments under the customer lease contract. The Company also offers fixed-term loans to qualified small businesses, large commercial accounts, governmental organizations, educational entities, and certain individual consumer customers. These loans are repaid in equal payments including interest and have defined terms of generally three to five years.

The following table summarizes the components of the Company's financing receivables segregated by portfolio segment as of May 4, 2018 and February 2, 2018:

	May 4, 2018			February 2, 2018
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total
	(in millions)
Financing receivables, net:
Customer receivables, gross	$846	$6,434	$7,280	$900	$6,282	$7,182
Allowances for losses	(77)	(62)	(139)	(81)	(64)	(145)
Customer receivables, net	769	6,372	7,141	819	6,218	7,037
Residual interest	—	620	620	—	606	606
Financing receivables, net	$769	$6,992	$7,761	$819	$6,824	$7,643
Short-term	$769	$3,193	$3,962	$819	$3,100	$3,919
Long-term	$—	$3,799	$3,799	$—	$3,724	$3,724

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following tables summarize the changes in the allowance for financing receivable losses for the respective periods:

	Three Months Ended
	May 4, 2018			May 5, 2017
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total
	(in millions)
Allowance for financing receivable losses:
Balances at beginning of period	$81	$64	$145	$91	$52	$143
Charge-offs, net of recoveries	(20)	(5)	(25)	(22)	(3)	(25)
Provision charged to income statement	16	3	19	16	2	18
Balances at end of period	$77	$62	$139	$85	$51	$136

The following table summarizes the aging of the Company's customer financing receivables, gross, including accrued interest, as of May 4, 2018 and February 2, 2018, segregated by class:

	May 4, 2018				February 2, 2018
	Current	Past Due 1 — 90 Days	Past Due >90 Days	Total	Current	Past Due 1 — 90 Days	Past Due >90 Days	Total
	(in millions)
Revolving — DPA	$594	$53	$20	$667	$633	$59	$23	$715
Revolving — DBC	155	20	4	179	162	19	4	185
Fixed-term — Consumer and Commercial	5,653	706	75	6,434	5,414	775	93	6,282
Total customer receivables, gross	$6,402	$779	$99	$7,280	$6,209	$853	$120	$7,182

Aging is likely to fluctuate quarter to quarter as a result of the variability in volume of large deals entered into over the period, and the administrative processes that accompany those larger transactions. As such, fluctuations in aging do not necessarily indicate a material change in the credit quality of the portfolio.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Credit Quality

The following table summarizes customer receivables, gross, including accrued interest, by credit quality indicator segregated by class, as of May 4, 2018 and February 2, 2018. The categories shown in the table below segregate customer receivables based on the relative degrees of credit risk. The credit quality indicators for DPA revolving accounts are measured primarily as of each quarter-end date, while all other indicators are generally updated on a periodic basis.

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

	May 4, 2018				February 2, 2018
	Higher	Mid	Lower	Total	Higher	Mid	Lower	Total
	(in millions)
Revolving — DPA	$133	$200	$334	$667	$131	$223	$361	$715
Revolving — DBC	$48	$54	$77	$179	$48	$58	$79	$185
Fixed-term — Consumer and Commercial	$3,383	$1,768	$1,283	$6,434	$3,334	$1,828	$1,120	$6,282

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

DFS Debt

The Company maintains programs which facilitate the funding of financing receivables in the capital markets in North America, Europe, Australia, and New Zealand. The following table summarizes DFS debt as of the periods indicated. The table excludes the allocated portion of the Company's other borrowings, which represents the additional amount considered to fund the DFS business.

	May 4, 2018	February 2, 2018
	(in millions)
DFS U.S. debt
Securitization facilities	$2,256	$1,498
Fixed-term securitization offerings	1,666	2,034
Other	150	32
Total DFS U.S. debt	4,072	3,564
DFS international debt
Securitization facility	471	404
Other structured facilities	618	628
Note payable	198	200
Total DFS international debt	1,287	1,232
Total DFS debt	$5,359	$4,796
Total short-term DFS debt	$3,019	$3,327
Total long-term DFS debt	$2,340	$1,469

DFS U.S. Debt

Securitization Facilities — The Company maintains separate securitization facilities in the United States for fixed-term leases and loans and revolving loans. This debt is collateralized solely by the U.S. financing receivables in the facilities. The debt has a variable interest rate and the duration of this debt is based on the terms of the underlying financing receivables. As of May 4, 2018, the total debt capacity related to the U.S. securitization facilities was $3.0 billion. The Company enters into interest swap agreements to effectively convert a portion of its securitization debt from a floating rate to a fixed rate. See Note 7 of the Notes to the Condensed Consolidated Financial Statements for additional information about interest rate swaps.

The Company's U.S. securitization facility for revolving loans was renewed in June 2018 and is now effective through June 1, 2020. The Company's U.S. securitization facilities for fixed-term leases and loans are effective through February 22, 2020.

The securitization facilities contain standard structural features related to the performance of the securitized receivables which include defined credit losses, delinquencies, average credit scores, and minimum collection requirements. In the event one or more of these criteria are not met and the Company is unable to restructure the facility, no further funding of receivables will be permitted and the timing of the Company's expected cash flows from over-collateralization will be delayed. As of May 4, 2018, these criteria were met.

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

DFS International Debt

Securitization Facility — The Company maintains a securitization facility in Europe for fixed-term leases and loans. This facility is effective through January 13, 2019. As of May 4, 2018, the total debt capacity related to the international securitization facility was $719 million.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The securitization facility contains standard structural features related to the performance of the securitized receivables which include defined credit losses, delinquencies, average credit scores, and minimum collection requirements. In the event one or more of these criteria are not met and the Company is unable to restructure the program, no further funding of receivables will be permitted and the timing of the Company's expected cash flows from over-collateralization will be delayed. As of May 4, 2018, these criteria were met.

Other Structured Facilities — In connection with the Company's international financing operations, the Company has entered into revolving structured financing debt programs related to its fixed-term lease and loan products sold in Canada, Europe, Australia, and New Zealand. The Canadian facility, which is collateralized solely by Canadian financing receivables, had a total debt capacity of $175 million as of May 4, 2018, and is effective through January 16, 2023. The European facility, which is collateralized solely by European financing receivables, had a total debt capacity of $480 million as of May 4, 2018, and is effective through December 14, 2020. The Australia and New Zealand facility, which is collateralized solely by the Australia and New Zealand financing receivables, had a total debt capacity of $90 million as of May 4, 2018, and is effective through January 29, 2020.

Note Payable — On November 27, 2017, the Company entered into an unsecured credit agreement to fund receivables in Mexico. As of May 4, 2018, the aggregate principal amount of the note payable is $198 million. The note bears interest at either the applicable London interbank offered rate ("LIBOR") plus 2.25%, for the borrowings denominated in U.S. dollars, or the Mexican Interbank Equilibrium Interest Rate ("TIIE") plus 2.00%, for the borrowings denominated in Mexican pesos. The note will mature on December 1, 2020. Although the note is unsecured, the Company intends to manage the note in the same manner as its structured financing programs, so that the collections from financing receivables in Mexico will be used to pay down principal and interest of the note.

Variable Interest Entities

In connection with the securitization facilities discussed above, the Company transfers certain U.S. and European customer financing receivables to Special Purpose Entities ("SPEs") that meet the definition of a Variable Interest Entity ("VIE") and are consolidated, along with the associated debt, into the Consolidated Financial Statements, as the Company is the primary beneficiary of those VIEs. The SPEs are bankruptcy-remote legal entities with separate assets and liabilities. The purpose of the SPEs is to facilitate the funding of customer receivables in the capital markets.

The following table shows financing receivables held by the consolidated VIEs as of the respective dates:

	May 4, 2018	February 2, 2018
	(in millions)
Financing receivables held by consolidated VIEs, net:
Short-term, net	$2,737	$2,572
Long-term, net	2,275	1,981
Financing receivables held by consolidated VIEs, net	$5,012	$4,553

Financing receivables transferred via securitization through SPEs were $1.3 billion and $0.9 billion for the three months ended May 4, 2018 and May 5, 2017, respectively.

Some of the SPEs have entered into financing arrangements with multi-seller conduits that, in turn, issue asset-backed debt securities in the capital markets. The DFS debt outstanding, which is collateralized by the financing receivables held by the consolidated VIEs, was $4.4 billion and $3.9 billion as of May 4, 2018 and February 2, 2018, respectively. The Company's risk of loss related to securitized receivables is limited to the amount by which the Company's right to receive collections for assets securitized exceeds the amount required to pay interest, principal, and fees and expenses related to the asset-backed securities. The Company provides credit enhancement to the securitization in the form of over-collateralization.

Financing Receivable Sales

To manage certain concentrations of customer credit exposure, the Company may sell selected fixed-term financing receivables to unrelated third parties on a periodic basis. The amount of financing receivables sold was $101 million and $55 million for the three months ended May 4, 2018 and May 5, 2017, respectively.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 6 — DEBT

The following table summarizes the Company's outstanding debt as of the dates indicated:

	May 4, 2018	February 2, 2018
	(in millions)
Secured Debt
Senior Secured Credit Facilities:
3.91% Term Loan B Facility due September 2023	$4,975	$4,988
3.66% Term Loan A-2 Facility due September 2021	4,339	4,394
3.41% Term Loan A-3 Facility due December 2018	1,213	1,213
First Lien Notes:
3.48% due June 2019	3,750	3,750
4.42% due June 2021	4,500	4,500
5.45% due June 2023	3,750	3,750
6.02% due June 2026	4,500	4,500
8.10% due July 2036	1,500	1,500
8.35% due July 2046	2,000	2,000
Unsecured Debt
Unsecured Notes and Debentures:
5.65% due April 2018	—	500
5.875% due June 2019	600	600
4.625% due April 2021	400	400
7.10% due April 2028	300	300
6.50% due April 2038	388	388
5.40% due September 2040	264	264
Senior Notes:
5.875% due June 2021	1,625	1,625
7.125% due June 2024	1,625	1,625
EMC Notes:
1.875% due June 2018	2,500	2,500
2.650% due June 2020	2,000	2,000
3.375% due June 2023	1,000	1,000
VMware Notes:
2.30% due August 2020	1,250	1,250
2.95% due August 2022	1,500	1,500
3.90% due August 2027	1,250	1,250
DFS Debt (Note 5)	5,359	4,796
Other
4.61% Margin Loan Facility due April 2022	2,000	2,000
Other	99	101
Total debt, principal amount	$52,687	$52,694

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	May 4, 2018	February 2, 2018
	(in millions)
Total debt, principal amount	$52,687	$52,694
Unamortized discount, net of unamortized premium	(256)	(266)
Debt issuance costs	(528)	(557)
Total debt, carrying value	$51,903	$51,871
Total short-term debt, carrying value	$7,133	$7,873
Total long-term debt, carrying value	$44,770	$43,998

During the three months ended May 4, 2018, the Company repaid $500 million principal amount of its 5.65% unsecured notes due April 2018 and $68 million principal amount of its term loan facilities. Further, the Company issued an additional $611 million, net, in DFS debt to support the expansion of its financing receivables portfolio.

Secured Debt

Senior Secured Credit Facilities — The Company has entered into a credit agreement that provides for senior secured credit facilities (the "Senior Secured Credit Facilities") in the aggregate principal amount of $17.6 billion comprising (a) term loan facilities and (b) a senior secured Revolving Credit Facility, which includes capacity for up to $0.5 billion of letters of credit and for borrowings of up to $0.4 billion under swing-line loans. As of May 4, 2018, available borrowings under the Revolving Credit Facility totaled $3.3 billion. The Senior Secured Credit Facilities provide that the borrowers have the right at any time, subject to customary conditions, to request incremental term loans or incremental revolving commitments.

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

First Lien Notes — The senior secured notes (collectively, the "First Lien Notes") were issued on June 1, 2016 in an aggregate principal amount of $20.0 billion. Interest on these borrowings is payable semiannually. The First Lien Notes are secured, on a pari passu basis with the Senior Secured Credit Facilities, on a first-priority basis by substantially all of the tangible and intangible assets of the issuers and guarantors that secure obligations under the Senior Secured Credit Facilities, including pledges of all capital stock of the issuers, of Dell Inc., a wholly‑owned subsidiary of Dell Technologies ("Dell"), and of certain wholly-owned material subsidiaries of the issuers and the guarantors, subject to certain exceptions.

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

China Revolving Credit Facility — On October 31, 2017, the Company entered into a credit agreement (the "China Revolving Credit Facility") with a bank lender for a secured revolving loan facility in an aggregate principal amount not to exceed $500 million. Borrowings under the China Revolving Credit Facility bear interest at LIBOR plus 0.6% per annum . The Company may voluntarily repay outstanding loans under the China Revolving Credit Facility at any time without premium or penalty, other than customary "breakage" costs. The facility will expire on October 31, 2018. As of May 4, 2018, there were no outstanding borrowings under the China Revolving Credit Facility.

Unsecured Debt

Unsecured Notes and Debentures — The Company has outstanding unsecured notes and debentures (collectively, the "Unsecured Notes and Debentures") that were issued prior to the acquisition of Dell by Dell Technologies Inc. in the going-private transaction that closed in October 2013. Interest on these borrowings is payable semiannually.

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

VMware Notes — On August 21, 2017, VMware, Inc. completed a public offering of unsecured senior notes in the aggregate amount of $4.0 billion, consisting of outstanding principal due on the following dates: $1.25 billion due August 21, 2020, $1.50 billion due August 21, 2022, and $1.25 billion due August 21, 2027 (collectively, the "VMware Notes"). The VMware Notes bear interest, payable semiannually, at annual rates of 2.30%, 2.95%, and 3.90%, respectively. None of the net proceeds of such borrowings will be made available to support the operations or satisfy any corporate purposes of Dell Technologies, other than the operations and corporate purposes of VMware, Inc. and VMware, Inc.’s subsidiaries.

VMware Revolving Credit Facility — On September 12, 2017, VMware, Inc. entered into an unsecured credit agreement, establishing a revolving credit facility (the “VMware Revolving Credit Facility”), with a syndicate of lenders that provides the company with a borrowing capacity of up to $1.0 billion which may be used for VMware, Inc. general corporate purposes. Commitments under the VMware Revolving Credit Facility are available for a period of five years, which may be extended, subject to the satisfaction of certain conditions, by up to two one year periods. The credit agreement contains certain representations, warranties, and covenants. Commitment fees, interest rates, and other terms of borrowing under the VMware Revolving Credit Facility may vary based on VMware, Inc.’s external credit ratings. None of the net proceeds of such borrowings will be made available to support the operations or satisfy any corporate purposes of Dell Technologies, other than the operations and corporate purposes of VMware, Inc. and VMware, Inc.’s subsidiaries. As of May 4, 2018, there were no outstanding borrowings under the VMware Revolving Credit Facility.

DFS Debt

See Note 5 and Note 7 of the Notes to the Condensed Consolidated Financial Statements, respectively, for discussion of DFS debt and the interest rate swap agreements that hedge a portion of that debt.

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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

Pivotal Revolving Credit Facility — On September 7, 2017, Pivotal entered into a credit agreement (the "Pivotal Revolving Credit Facility") that provides for a senior secured revolving loan facility in an aggregate principal amount not to exceed $100 million. The credit facility contains customary representations, warranties, and covenants, including financial covenants. The credit agreement will expire on September 8, 2020, unless it is terminated earlier. None of the net proceeds of borrowings under the facility will be made available to support the operations or satisfy any corporate purposes of Dell Technologies, other than the operations and corporate purposes of Pivotal and Pivotal's subsidiaries. As of May 4, 2018, there were no outstanding borrowings under the Pivotal Revolving Credit Facility.

Aggregate Future Maturities

As of May 4, 2018, aggregate future maturities of the Company's debt were as follows:

	Maturities by Fiscal Year
	2019 (remaining nine months)	2020	2021	2022	2023	Thereafter	Total
	(in millions)
Senior Secured Credit Facilities and First Lien Notes	$1,473	$4,245	$371	$7,888	$63	$16,487	$30,527
Unsecured Notes and Debentures	—	600	—	400	—	952	1,952
Senior Notes and EMC Notes	2,500	—	2,000	1,625	—	2,625	8,750
VMware Notes	—	—	1,250	—	1,500	1,250	4,000
DFS Debt	2,565	1,538	1,158	84	13	1	5,359
Margin Loan Facility	—	—	—	—	2,000	—	2,000
Other	11	10	46	—	—	32	99
Total maturities, principal amount	6,549	6,393	4,825	9,997	3,576	21,347	52,687
Associated carrying value adjustments	(8)	(27)	(8)	(178)	(30)	(533)	(784)
Total maturities, carrying value amount	$6,541	$6,366	$4,817	$9,819	$3,546	$20,814	$51,903

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

As of May 4, 2018, the Company had certain consolidated subsidiaries that were designated as unrestricted subsidiaries for all purposes of the applicable credit agreements and the indentures governing the First Lien Notes and the Senior Notes.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Term Loan A-2 Facility, the Term Loan A-3 Facility, and the Revolving Credit Facility are subject to a first lien net leverage ratio covenant that is tested at the end of each fiscal quarter of Dell with respect to Dell's preceding four fiscal quarters. The Company was in compliance with all financial covenants as of May 4, 2018.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 7 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Derivative Instruments

As part of its risk management strategy, the Company uses derivative instruments, primarily foreign currency forward and option contracts and interest rate swaps, to hedge certain foreign currency and interest rate exposures, respectively.

The Company's objective is to offset gains and losses resulting from these exposures with gains and losses on the derivative contracts used to hedge the exposures, thereby reducing volatility of earnings and protecting the fair values of assets and liabilities. The earnings effects of the derivative instruments are presented in the same income statement lines items as the earnings effects of the hedged items. For derivatives designated as cash flow hedges, the Company assesses hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative. The Company does not have any derivatives designated as fair value hedges.

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

During the three months ended May 4, 2018 and May 5, 2017, the Company did not discontinue any cash flow hedges related to foreign exchange contracts that had a material impact on the Company's results of operations due to the probability that the forecasted cash flows would not occur.

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Notional Amounts of Outstanding Derivative Instruments

The notional amounts of the Company's outstanding derivative instruments were as follows as of the dates indicated:

	May 4, 2018	February 2, 2018
	(in millions)
Foreign exchange contracts:
Designated as cash flow hedging instruments	$4,913	$4,392
Non-designated as hedging instruments	5,924	6,223
Total	$10,837	$10,615

Interest rate contracts:
Non-designated as hedging instruments	$2,690	$1,897

Effect of Derivative Instruments Designated as Hedging Instruments on the Condensed Consolidated Statements of Financial Position and the Condensed Consolidated Statements of Income (Loss)

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in Accumulated OCI, Net of Tax, on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income
	(in millions)		(in millions)
For the three months ended May 4, 2018
		Total net revenue	$(31)
Foreign exchange contracts	$121	Total cost of net revenue	—
Interest rate contracts	—	Interest and other, net	—
Total	$121		$(31)

For the three months ended May 5, 2017
		Total net revenue	$17
Foreign exchange contracts	$(16)	Total cost of net revenue	4
Interest rate contracts	—	Interest and other, net	—
Total	$(16)		$21

Effect of Derivative Instruments Not Designated as Hedging Instruments on the Condensed Consolidated Statement of Income (Loss)

	Gain (Loss) Recognized (a)	Location of Gain (Loss) Recognized
	(in millions)
For the three months ended May 4, 2018
Foreign exchange contracts	$(43)	Interest and other, net
Interest rate contracts	2	Interest and other, net
	$(41)
____________________
(a) The Company did not record an effect of derivatives not designated as hedging instruments on the Condensed Consolidated Statement of Income (Loss) during the three months ended May 5, 2017.

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

	May 4, 2018
	Other Current Assets	Other Non- Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value
		(in millions)
Derivatives designated as hedging instruments:
Foreign exchange contracts in an asset position	$114	$—	$28	$—	$142
Foreign exchange contracts in a liability position	(1)	—	(7)	—	(8)
Net asset (liability)	113	—	21	—	134
Derivatives not designated as hedging instruments:
Foreign exchange contracts in an asset position	153	3	41	—	197
Foreign exchange contracts in a liability position	(138)	—	(119)	—	(257)
Interest rate contracts in an asset position	—	11	—	—	11
Interest rate contracts in a liability position	—	—	—	(2)	(2)
Net asset (liability)	15	14	(78)	(2)	(51)
Total derivatives at fair value	$128	$14	$(57)	$(2)	$83

	February 2, 2018
	Other Current Assets	Other Non- Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value
		(in millions)
Derivatives designated as hedging instruments:
Foreign exchange contracts in an asset position	$9	$—	$11	$—	$20
Foreign exchange contracts in a liability position	(7)	—	(52)	—	(59)
Net asset (liability)	2	—	(41)	—	(39)
Derivatives not designated as hedging instruments:
Foreign exchange contracts in an asset position	194	3	141	—	338
Foreign exchange contracts in a liability position	(127)	—	(283)	—	(410)
Interest rate contracts in an asset position	—	11	—	—	11
Interest rate contracts in a liability position	—	—	—	(1)	(1)
Net asset (liability)	67	14	(142)	(1)	(62)
Total derivatives at fair value	$69	$14	$(183)	$(1)	$(101)

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents the gross amounts of the Company's derivative instruments, amounts offset due to master netting agreements with the Company's counterparties, and the net amounts recognized in the Condensed Consolidated Statements of Financial Position.

	May 4, 2018
	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ (Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Received or Pledged
	(in millions)
Derivative instruments:
Financial assets	$350	$(208)	$142	$—	$(1)	$141
Financial liabilities	(267)	208	(59)	—	—	(59)
Total derivative instruments	$83	$—	$83	$—	$(1)	$82

	February 2, 2018
	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ (Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Received or Pledged
	(in millions)
Derivative instruments:
Financial assets	$369	$(286)	$83	$—	$—	$83
Financial liabilities	(470)	286	(184)	—	—	(184)
Total derivative instruments	$(101)	$—	$(101)	$—	$—	$(101)

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 8 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table presents goodwill allocated to the Company's business segments as of May 4, 2018 and February 2, 2018, and changes in the carrying amount of goodwill for the respective periods:

	Infrastructure Solutions Group (a)	Client Solutions Group	VMware	Other Businesses (b)	Total
	(in millions)
Balances as of February 2, 2018	$15,953	$4,237	$15,635	$4,095	$39,920
Impact of foreign currency translation	(152)	—	—	(42)	(194)
Goodwill divested	(69)	—	—	—	(69)
Other adjustments (c)	(396)	—	(1)	396	(1)
Balances as of May 4, 2018	$15,336	$4,237	$15,634	$4,449	$39,656
____________________

(a)	Infrastructure Solutions Group is composed of the Core Storage, Servers, and Networking goodwill reporting unit.

(b)	Other Businesses consists of offerings by RSA Information Security, Pivotal, SecureWorks, Virtustream, Inc. ("Virtustream"), and Boomi, Inc. ("Boomi").

(c)
During the three months ended May 4, 2018, the Company made certain segment reporting changes, which included the movement of the results of Virtustream from the Infrastructure Solutions Group segment to Other businesses. The amount of goodwill attributable to Virtustream was reclassified to Other businesses to align with these reporting changes.

Goodwill and indefinite-lived intangible assets are tested for impairment annually during the third fiscal quarter and whenever events or circumstances may indicate that an impairment has occurred. Based on the results of the annual impairment test, which was a quantitative test for certain goodwill reporting units and a qualitative test for others, no impairment of goodwill or indefinite-lived intangible assets existed for any reporting unit as of November 3, 2017. As a result of this analysis, it was determined that the excess of fair value over carrying amount was greater than 20% for all of the Company's existing goodwill reporting units as of November 3, 2017, with the exception of the Core Storage, Servers, and Networking goodwill reporting unit within the Infrastructure Solutions Group segment, which had an excess of fair value over carrying amount of 18% as of such date. Management will continue to monitor the Core Storage, Servers, and Networking goodwill reporting unit and consider potential impacts to the impairment assessment. Goodwill and indefinite-lived intangible assets were assessed during the three months ended May 4, 2018 to consider the impact of segment reporting changes. No indications of impairment were identified as a result of these changes. The Company did not have any accumulated goodwill impairment charges as of May 4, 2018.

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Intangible Assets

The Company's intangible assets as of May 4, 2018 and February 2, 2018 were as follows:

	May 4, 2018			February 2, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in millions)
Customer relationships	$22,727	$(9,397)	$13,330	$22,764	$(8,637)	$14,127
Developed technology	15,591	(6,881)	8,710	15,586	(6,196)	9,390
Trade names	1,276	(455)	821	1,277	(407)	870
Leasehold assets (liabilities)	128	(7)	121	128	(6)	122
Definite-lived intangible assets	39,722	(16,740)	22,982	39,755	(15,246)	24,509
Indefinite-lived trade names	3,755	—	3,755	3,756	—	3,756
Total intangible assets	$43,477	$(16,740)	$26,737	$43,511	$(15,246)	$28,265

Amortization expense related to definite-lived intangible assets was approximately $1.5 billion and $1.8 billion for the three months ended May 4, 2018 and May 5, 2017, respectively. The amortization expense for the fiscal year ended February 2, 2018 was primarily related to the intangible assets acquired in the EMC merger transaction. There were no material impairment charges related to intangible assets during the three months ended May 4, 2018 and May 5, 2017.

Estimated future annual pre-tax amortization expense of definite-lived intangible assets as of May 4, 2018 over the next five fiscal years and thereafter is as follows:

Fiscal Years	(in millions)
2019 (remaining nine months)	$4,554
2020	4,299
2021	3,361
2022	2,643
2023	1,759
Thereafter	6,366
Total	$22,982

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 9 — DEFERRED REVENUE

Deferred Revenue — Deferred revenue is recorded when the Company has a right to invoice or payments have been received for undelivered products or services in contracts where transfer of control has not occurred. Deferred revenue represents amounts received in advance for support and deployment services, software maintenance, professional services, training, and SaaS. Revenue is recognized on these items when the revenue recognition criteria are met, generally resulting in ratable recognition over the contract term. The Company also has deferred revenue related to undelivered hardware and professional services, consisting of installations and consulting engagements, which are recognized as the Company's performance obligations under the contract are completed.

Changes in the Company's deferred revenue are presented in the following table for the period indicated:

Three Months Ended
May 4, 2018
(in millions)
Deferred revenue:
Deferred revenue at beginning of period	$20,816
Revenue deferrals for new contracts and changes in estimates for pre-existing contracts (a)	5,337
Revenue recognized	(5,194)
Deferred revenue at end of period	$20,959
Short-term deferred revenue	$11,495
Long-term deferred revenue	$9,464
____________________

(a)	Includes the impact of foreign currency exchange rate fluctuations.

Remaining Performance Obligations — Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include deferred revenue plus unbilled amounts not yet recorded in deferred revenue. The aggregate amount of transaction price allocated to remaining performance obligations does not include amounts owed under cancelable contracts where there is no substantive termination penalty.

The Company applied the practical expedient to exclude the value of remaining performance obligations for contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed. The Company also applied the practical expedient to not disclose the amount of transaction price allocated to remaining performance obligations for the periods prior to adoption of the new revenue standard.

Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, periodic revalidation, adjustments for revenue that has not materialized, and adjustments for currency.

The value of the transaction price allocated to remaining performance obligations as of May 4, 2018 was approximately $29 billion. The Company expects to recognize approximately 65% of remaining performance obligations as revenue in the next 12 months, and the remainder thereafter.

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

Changes in the Company's liability for standard limited warranties are presented in the following table for the periods indicated.

	Three Months Ended
	May 4, 2018	May 5, 2017
	(in millions)
Warranty liability:
Warranty liability at beginning of period	$539	$604
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties (a) (b)	194	240
Service obligations honored	(206)	(237)
Warranty liability at end of period	$527	$607
Current portion	$358	$420
Non-current portion	$169	$187
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

NOTE 11 — COMMITMENTS AND CONTINGENCIES

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

Appraisal Proceedings — On October 29, 2013, Dell Technologies acquired Dell in a transaction referred to as the going-private transaction.  Holders of shares of Dell common stock who did not vote on September 12, 2013 in favor of the proposal to adopt the amended going-private transaction agreement and who properly demanded appraisal of their shares and who otherwise comply with the requirements of Section 262 of the Delaware General Corporate Law ("DGCL") are entitled to seek appraisal for, and obtain payment in cash for the judicially determined "fair value" (as defined pursuant to Section 262 of the DGCL) of, their shares in lieu of receiving the going-private transaction consideration. Dell initially recorded a liability of $13.75 for each share with respect to which appraisal has been demanded and as to which the demand has not been withdrawn, together with interest at the statutory rate discussed below. The Court of Chancery ruled that the fair value of the appraisal shares as of October 29, 2013, the date on which the going-private transaction became effective, was $17.62 per share. This ruling would entitle the holders of the remaining 5,505,630 shares subject to the appraisal proceedings to $17.62 per share, plus interest at a statutory rate, compounded quarterly. On November 21, 2016, the Court of Chancery entered final judgment in the appraisal action. On November 22, 2016, Dell filed a notice of appeal to the Delaware Supreme Court, which issued a decision on December 14, 2017. In its decision, the Delaware Supreme Court reversed, in part, and affirmed, in part, the decision of the Delaware Court of Chancery.  On January 2, 2018, the Delaware Supreme Court issued its formal mandate remanding the matter to the Court of Chancery for further proceedings consistent with its opinion.  In accordance with direction by the Court of Chancery, the parties have submitted proposals to the Court of Chancery outlining the remaining issues to be adjudicated.  The liability for the appraisal proceedings was approximately $108 million and $129 million as of May 4, 2018 and February 2, 2018, respectively. The Company believes it was adequately reserved for the appraisal proceedings as of May 4, 2018. On May 8, 2018, the Company entered into an agreement to settle a portion of the liability related to the appraisal proceedings in the amount of approximately $70 million, and on May 18, 2018 this portion of the liability was fully paid.

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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

As of May 4, 2018, the Company does not believe there is a reasonable possibility that a material loss exceeding the amounts already accrued for these or other proceedings or matters has been incurred. However, since the ultimate resolution of any such proceedings and matters is inherently unpredictable, the Company's business, financial condition, results of operations, or cash flows could be materially affected in any particular period by unfavorable outcomes in one or more of these proceedings or matters. Whether the outcome of any claim, suit, assessment, investigation, or legal proceeding, individually or collectively, could have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows will depend on a number of variables, including the nature, timing, and amount of any associated expenses, amounts paid in settlement, damages, or other remedies or consequences.

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 12 — INCOME AND OTHER TAXES

For the three months ended May 4, 2018 and May 5, 2017, the Company's effective income tax rates were 13.6% and 34.8%, respectively, on pre-tax losses of $0.6 billion and $1.8 billion, respectively. The change in the Company's effective income tax rates was primarily attributable to impacts of U.S. Tax Reform, partially off-set by discrete tax benefits resulting from the impact of adopting the new revenue recognition standard.

The Tax Cuts and Jobs Act of 2017 ("U.S. Tax Reform" or the "Act") was signed into law on December 22, 2017.  Among other things, U.S. Tax Reform lowers the U.S. corporate income tax rate to 21% from 35%, establishes a modified territorial system requiring a mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries (the "Transition Tax"), requires a minimum tax on certain future earnings generated by foreign subsidiaries while providing for future tax-free repatriation of earnings through a 100% dividends-received deduction, and places limitations on the deductibility of net interest expense.

GAAP requires the effect of a change in tax laws to be recognized in the period that includes the enactment date.  Due to the complexities involved in accounting for the enactment of U.S. Tax Reform, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118"), which allows companies to record provisional amounts in earnings for the first year following the Act's enactment, with those provisional amounts required to be finalized by the end of that year. In accordance with GAAP and SAB 118, the Company recognized a provisional tax benefit in the fourth quarter of Fiscal 2018 of $0.3 billion related to U.S. Tax Reform, primarily driven by a $1.3 billion tax benefit related to the remeasurement of deferred tax assets and liabilities, offset by $1.0 billion of current and future income tax expenses related to the Transition Tax.  The Company’s provisional estimates are based on its initial analysis using available information and estimates.  In accordance with SAB 118, the Company’s provisional benefit will be adjusted once the analysis is complete, but no later than the fourth quarter of Fiscal 2019. The Company is still collecting and processing the necessary data to complete the analysis. As a result, no adjustments have been made to the provisional amount recorded in the fourth quarter of Fiscal 2018.  In addition, the Company expects further guidance to be issued by the U.S Treasury Department that may affect the provisional calculation. Revisions to the Company’s provisional estimates may be material to the Company.

The differences between the estimated effective income tax rates and the U.S. federal statutory rate of 21% principally result from the Company's geographical distribution of income and differences between the book and tax treatment of certain items. In certain jurisdictions, the Company's tax rate is significantly less than the applicable statutory rate as a result of tax holidays. The majority of the Company's foreign income that is subject to these tax holidays and lower tax rates is attributable to Singapore, China, and Malaysia. A significant portion of these income tax benefits is related to a tax holiday that will expire at the end of Fiscal 2019. The Company is currently seeking new terms for the affected subsidiary beyond Fiscal 2019 and it is uncertain whether any terms will be agreed upon. The Company's other tax holidays will expire in whole or in part during fiscal years 2019 through 2023. Many of these tax holidays and reduced tax rates may be extended when certain conditions are met or may be terminated early if certain conditions are not met.

The Company's U.S. federal income tax returns for fiscal years 2007 through 2009 are currently under consideration by the Office of Appeals of the Internal Revenue Service (the "IRS"). The IRS issued a Revenue Agent's Report ("RAR") related to those years during the fiscal year ended February 3, 2017.  The IRS has proposed adjustments primarily relating to transfer pricing matters with which the Company disagrees and is contesting through the IRS administrative appeals process. In May 2017, the IRS commenced a federal income tax audit for fiscal years 2010 through 2014, which could take several years to complete. Prior to the EMC merger transaction, EMC received a RAR for its tax years 2009 and 2010. On May 5, 2017, EMC received an RAR for its tax year 2011.  The Company also disagrees with certain proposed adjustments in these RARs and is currently contesting the proposed adjustments through the IRS administrative appeals process.

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Judgment is required in evaluating the Company's uncertain tax positions and determining the Company's provision for income taxes. The unrecognized tax benefits were $3.2 billion as of both May 4, 2018 and February 2, 2018 and are included in other non-current liabilities in the Condensed Consolidated Statements of Financial Position. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

The Company takes certain non-income tax positions in the jurisdictions in which it operates and has received certain non-income tax assessments from various jurisdictions. The Company believes that a material loss in these matters is not probable and that it is not reasonably possible that a material loss exceeding amounts already accrued has been incurred.  The Company believes its positions in these non-income tax litigation matters are supportable and that it ultimately will prevail in the matters. In the normal course of business, the Company's positions and conclusions related to its non-income taxes could be challenged and assessments may be made. To the extent new information is obtained and the Company's views on its positions, probable outcomes of assessments, or litigation change, changes in estimates to the Company's accrued liabilities would be recorded in the period in which such a determination is made. In the resolution process for income tax and non-income tax audits, in certain situations the Company is required to provide collateral guarantees or indemnification to regulators and tax authorities until the matter is resolved.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 13 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) is presented in stockholders' equity in the Condensed Consolidated Statements of Financial Position and consists of amounts related to foreign currency translation adjustments, unrealized net gains (losses) on investments, unrealized net gains (losses) on cash flow hedges, and actuarial net gains (losses) from pension and other postretirement plans.

The following table presents changes in accumulated other comprehensive income (loss), net of tax, by the following components for the periods indicated:

	Foreign Currency Translation Adjustments	Investments	Cash Flow Hedges	Pension and Other Postretirement Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balances as of February 2, 2018	$179	$22	$(103)	$32	$130
Adjustment for adoption of accounting standards (Note 1)	—	(61)	—	3	(58)
Other comprehensive income (loss) before reclassifications	(342)	(7)	121	—	(228)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1)	31	—	30
Total change for the period	(342)	(69)	152	3	(256)
Less: Change in comprehensive loss attributable to non-controlling interests	—	(3)	(2)	—	(5)
Balances as of May 4, 2018	$(163)	$(44)	$51	$35	$(121)

Amounts related to investments are reclassified to net income when gains and losses are realized. See Note 3 and Note 4 of the Notes to the Condensed Consolidated Financial Statements for more information on the Company's investments. Amounts related to the Company's cash flow hedges are reclassified to net income during the same period in which the items being hedged are recognized in earnings. See Note 7 of the Notes to the Condensed Consolidated Financial Statements for more information on the Company's derivative instruments.

The following table presents reclassifications out of accumulated other comprehensive income (loss), net of tax, to net income (loss) for the periods presented:

	Three Months Ended
	May 4, 2018			May 5, 2017
	Investments	Cash Flow Hedges	Total	Investments	Cash Flow Hedges	Total
	(in millions)
Total reclassifications, net of tax:
Net revenue	$—	$(31)	$(31)	$—	$17	$17
Cost of net revenue	—	—	—	—	4	4
Interest and other, net	1	—	1	(1)	—	(1)
Total reclassifications, net of tax	$1	$(31)	$(30)	$(1)	$21	$20

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 14 — NON-CONTROLLING INTERESTS

VMware, Inc. — The non-controlling interests' share of equity in VMware, Inc. is reflected as a component of the non-controlling interests in the accompanying Condensed Consolidated Statements of Financial Position and was $5.5 billion and $5.2 billion as of May 4, 2018 and February 2, 2018, respectively. As of May 4, 2018 and February 2, 2018, the Company held approximately 81.4% and 81.9%, respectively, of the outstanding equity interest in VMware, Inc.

SecureWorks — The non-controlling interests' share of equity in SecureWorks is reflected as a component of the non-controlling interests in the accompanying Condensed Consolidated Statements of Financial Position and was $96 million and $90 million as of May 4, 2018 and February 2, 2018, respectively. As of May 4, 2018 and February 2, 2018, the Company held approximately 86.6% and 87.1%, respectively, of the outstanding equity interest in SecureWorks, excluding restricted stock awards ("RSAs'"). As of May 4, 2018 and February 2, 2018, the Company held approximately 85.7% and 86.3%, respectively, of the outstanding equity interest in SecureWorks, including RSAs.

Pivotal — On April 24, 2018, Pivotal completed a registered underwritten IPO of its Class A common stock. In conjunction with the IPO, all of Pivotal's preferred equity shares were converted into shares of its common stock on a one-to-one basis, such that upon completion of its IPO, Pivotal's outstanding capital stock consisted solely of common stock. The non-controlling interests' share of equity in Pivotal is reflected as a component of the non-controlling interest in the accompanying Condensed Consolidated Statements of Financial Position and was $927 million and $489 million as of May 4, 2018 and February 2, 2018, respectively. The increase in non-controlling interest for Pivotal is primarily due to the IPO completed during the three months ended May 4, 2018. As of May 4, 2018 and February 2, 2018, the Company held approximately 65.1% and 77.1%, respectively, of the outstanding equity interest in Pivotal.

The effect of changes in the Company's ownership interest in VMware, Inc., SecureWorks, and Pivotal on the Company's equity was as follows:

Three Months Ended
May 4, 2018
(in millions)
Net loss attributable to Dell Technologies Inc.	$(636)
Transfers (to) from the non-controlling interests:
Increase in Dell Technologies Inc. additional paid-in-capital for equity issuances and other equity activity	449
Decrease in Dell Technologies Inc. additional paid-in-capital for equity issuances and other equity activity	(376)
Net transfers from non-controlling interests	73
Change from net loss attributable to Dell Technologies Inc. and transfers to/from the non-controlling interests	$(563)

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 15 — EARNINGS (LOSS) PER SHARE

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

The Company has two groups of common stock, denoted as the DHI Group Common Stock and the Class V Common Stock. The DHI Group Common Stock consists of four classes of common stock, referred to as Class A Common Stock, Class B Common Stock, Class C Common Stock, and Class D Common Stock. The DHI Group generally refers to the direct and indirect interest of Dell Technologies in all of Dell Technologies' business, assets, properties, liabilities, and preferred stock other than those attributable to the Class V Group, as well as the DHI Group's retained interest in the Class V Group equal to approximately 39% of the Company's economic interest in the Class V Group as of May 4, 2018. The Class V Common Stock is intended to track the economic performance of approximately 61% of the Company's economic interest in the Class V Group as of such date. The Class V Group consists solely of VMware, Inc. common stock held by the Company. As of May 4, 2018, the Class V Group consisted of approximately 331 million shares of VMware, Inc. common stock. See Note 16 of the Notes to the Condensed Consolidated Financial Statements and Exhibit 99.1 filed with the Company's quarterly report on Form 10-Q for the quarterly period ended May 4, 2018 for more information regarding the allocation of earnings from Dell Technologies' interest in VMware, Inc. between the DHI Group and the Class V Common Stock.

For purposes of calculating earnings (loss) per share, the Company used the two-class method. As all classes of DHI Group Common Stock share the same rights in dividends, basic and diluted earnings (loss) per share are the same for each class of DHI Group Common Stock.

The following table sets forth basic and diluted earnings (loss) per share for each of the periods presented:

	Three Months Ended
	May 4, 2018	May 5, 2017
Earnings (loss) per share attributable to Dell Technologies Inc. - basic:
Class V Common Stock - basic	$2.36	$0.60
DHI Group - basic	$(1.95)	$(2.29)

Earnings (loss) per share attributable to Dell Technologies Inc. - diluted:
Class V Common Stock - diluted	$2.33	$0.59
DHI Group - diluted	$(1.95)	$(2.29)

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table sets forth the computation of basic and diluted earnings (loss) per share for each of the periods presented:

	Three Months Ended
	May 4, 2018	May 5, 2017
	(in millions)
Numerator: Class V Common Stock
Net income attributable to Class V Common Stock - basic	$470	$125
Incremental dilution from VMware, Inc. attributable to Class V Common Stock (a)	(7)	(2)
Net income attributable to Class V Common Stock - diluted	$463	$123

Numerator: DHI Group
Net loss attributable to DHI Group - basic	$(1,106)	$(1,296)
Incremental dilution from VMware, Inc. attributable to DHI Group (a)	(4)	(1)
Net loss attributable to DHI Group - diluted	$(1,110)	$(1,297)

Denominator: Class V Common Stock weighted-average shares outstanding
Weighted-average shares outstanding - basic	199	207
Dilutive effect of options, restricted stock units, restricted stock, and other (b)	—	—
Weighted-average shares outstanding - diluted	199	207
Weighted-average shares outstanding - antidilutive (b)	—	—

Denominator: DHI Group weighted-average shares outstanding
Weighted-average shares outstanding - basic	568	566
Dilutive effect of options, restricted stock units, restricted stock, and other	—	—
Weighted-average shares outstanding - diluted	568	566
Weighted-average shares outstanding - antidilutive (c)	34	37
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

The following table presents a reconciliation to the consolidated net income (loss) attributable to Dell Technologies Inc.:

	Three Months Ended
	May 4, 2018	May 5, 2017
	(in millions)
Net income attributable to Class V Common Stock	$470	$125
Net loss attributable to DHI Group	(1,106)	(1,296)
Net loss attributable to Dell Technologies Inc.	$(636)	$(1,171)

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 16 — CAPITALIZATION

The following table summarizes the Company's authorized, issued, and outstanding common stock as of the dates indicated:

	Authorized	Issued	Outstanding
	(in millions of shares)
Common stock as of May 4, 2018
Class A	600	410	410
Class B	200	137	137
Class C	7,900	23	22
Class D	100	—	—
Class V	343	223	199
	9,143	793	768

Common stock as of February 2, 2018
Class A	600	410	410
Class B	200	137	137
Class C	7,900	24	23
Class D	100	—	—
Class V	343	223	199
	9,143	794	769

Preferred Stock — The Company is authorized to issue one million shares of preferred stock, par value $.01 per share. As of May 4, 2018, no shares of preferred stock were issued or outstanding.

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

Class V Common Stock and Class V Group — In connection with the EMC merger transaction, the Company authorized 343 million shares of Class V Common Stock. The Class V Common Stock is a type of common stock commonly referred to as a tracking stock, which is a class of common stock that is intended to track the economic performance of a defined set of assets and liabilities. As of May 4, 2018, the 199 million shares of outstanding Class V Common Stock were intended to track the economic performance of approximately 61% of Dell Technologies' economic interest in the Class V Group. The Class V Group as of such date consisted solely of approximately 331 million shares of VMware, Inc. common stock held by the Company. The remaining 39% economic interest in the Class V Group as of May 4, 2018 was represented by the approximately 127 million retained interest shares held by the DHI Group.

Repurchases of Common Stock; Treasury Stock

Class V Common Stock Repurchases by Dell Technologies Inc.

Since the date of the EMC merger transaction, the Company has authorized several programs to repurchase shares of its Class V Common Stock. Of the $2.1 billion total authorized for repurchases under the programs, $676 million remained available as of May 4, 2018, all of which is attributable to the DHI Group Repurchase Program, which our board of directors suspended on December 13, 2016 until such time as the board of directors authorizes the reinstatement of that program.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

During the three months ended May 4, 2018, the Company did not repurchase any Class V Common Stock. During the three months ended May 5, 2017, the Company repurchased 5.5 million shares of Class V Common Stock for an aggregate purchase price of $359 million. The repurchase of these shares was funded by proceeds received by the Class V Group from the sale by a subsidiary of the Company of shares of Class A common stock of VMware, Inc. owned by such subsidiary, as discussed below. Share repurchases made by VMware, Inc. of its Class A Common Stock from a subsidiary of the Company do not affect the determination of the respective interests of the Class V Common Stock and the DHI Group in the Class V Group. See Exhibit 99.1 filed with the quarterly report on Form 10-Q for the three months ended May 4, 2018 for more information regarding Unaudited Attributed Financial Information for the Class V Group.

All shares of Class V Common Stock repurchased by the Company pursuant to the repurchase programs are held as treasury stock at cost.

DHI Group Common Stock Repurchases by Dell Technologies Inc.

During the three months ended May 4, 2018 and May 5, 2017, the Company repurchased an immaterial number of shares of DHI Group Common Stock for approximately $37 million and $2 million, respectively.

All shares of DHI Group Common Stock repurchased by the Company are held as treasury stock at cost.

VMware, Inc. Class A Common Stock Repurchases by VMware, Inc.

Since the date of the EMC merger transaction, VMware, Inc.'s board of directors has authorized the repurchase of a total of $2.2 billion of VMware, Inc.'s Class A common stock, of which $876 million remained available as of May 4, 2018.

During the three months ended May 4, 2018, VMware, Inc. did not repurchase any shares of its Class A common stock. Pursuant to stock repurchase agreements between Dell Technologies Inc. and VMware, Inc., VMware, Inc. repurchased 4.8 million shares of its Class A common stock from the Company for an aggregate purchase price of $425 million during the three months ended May 5, 2017. VMware, Inc. received 4.1 million shares of its Class A common stock during the three months ended May 5, 2017 and the remaining 0.7 million shares thereafter. The proceeds from the sales were used to repurchase shares of the Company's Class V Common Stock, as described above. VMware, Inc. made no repurchases of its Class A common stock in the open market during the three months ended May 5, 2017.

All shares repurchased under VMware, Inc.'s stock repurchase programs are retired.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 17 — REDEEMABLE SHARES

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

•
For stock appreciation rights, restricted stock units ("RSUs"), or RSAs, any of which stock award types are subject to service requirements, the fair value of the share is multiplied by the portion of the shares for which services have been rendered.

•
For share-based arrangements that are subject to the occurrence of a contingent event, those amounts are not reclassified to temporary equity until the contingency has been satisfied. Contingent events include the achievement of performance-based metrics.

The amount of redeemable shares classified as temporary equity as of May 4, 2018 was $844 million, which consisted of 2.3 million issued and outstanding unrestricted common shares, 0.5 million RSUs, 0.1 million RSAs, and 20.6 million outstanding stock options. The amount of redeemable shares classified as temporary equity as of February 2, 2018 was $384 million, which consisted of 2.9 million issued and outstanding unrestricted common shares, 0.4 million RSUs, 0.1 million RSAs, and 15.3 million outstanding stock options. The increase in the value of redeemable shares during the three months ended May 4, 2018 was primarily attributable to an increase in DHI Group Common Stock fair value, as well as the reassessment of vesting of performance-based awards subsequent to this increase.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 18 — SEGMENT INFORMATION

The Company has three reportable segments that are based on the following business units: Infrastructure Solutions Group ("ISG"); Client Solutions Group ("CSG"); and VMware.

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

During the three months ended May 4, 2018, the Company made certain segment reporting changes, which included the movement of Virtustream's results from ISG to other businesses. None of these changes impacted the Company's previously reported consolidated financial results, but the Company's prior period segment results have been recast to reflect this change.

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents a reconciliation of net revenue by the Company's reportable segments to the Company's consolidated net revenue as well as a reconciliation of consolidated segment operating income to the Company's consolidated operating loss:

	Three Months Ended
	May 4, 2018	May 5, 2017
	(in millions)
Consolidated net revenue:
Infrastructure Solutions Group	$8,667	$6,961
Client Solutions Group	10,271	9,048
VMware	2,028	1,818
Reportable segment net revenue	20,966	17,827
Other businesses (a)	579	529
Unallocated transactions (b)	(2)	(1)
Impact of purchase accounting (c)	(187)	(355)
Total net revenue	$21,356	$18,000

Consolidated operating income (loss):
Infrastructure Solutions Group	$939	$506
Client Solutions Group	533	325
VMware	613	611
Reportable segment operating income	2,085	1,442
Other businesses (a)	(50)	(23)
Unallocated transactions (b)	(9)	6
Impact of purchase accounting (c)	(222)	(423)
Amortization of intangibles	(1,522)	(1,776)
Transaction-related expenses (d)	(166)	(191)
Other corporate expenses (e)	(269)	(307)
Total operating loss	$(153)	$(1,272)
_________________

(a)
RSA Information Security, Pivotal, SecureWorks, Virtustream, and Boomi constitute "Other businesses" but do not meet the requirements for a reportable segment, either individually or collectively. The results of Other businesses are not material to the Company's overall results.

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents the disaggregation of net revenue by reportable segment, and by major product categories within the segments:

	Three Months Ended
	May 4, 2018	May 5, 2017
	(in millions)
Net revenue:
Infrastructure Solutions Group:
Servers and networking	$4,585	$3,256
Storage	4,082	3,705
Total ISG net revenue	8,667	6,961
Client Solutions Group:
Commercial	7,363	6,342
Consumer	2,908	2,706
Total CSG net revenue	10,271	9,048
VMware:
Total VMware net revenue	2,028	1,818
Total segment net revenue	$20,966	$17,827

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 19 — SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION

The following table provides additional information on selected accounts included in the Consolidated Statements of Financial Position as of May 4, 2018 and February 2, 2018:

	May 4, 2018	February 2, 2018
	(in millions)
Inventories, net:
Production materials	$1,136	$967
Work-in-process	611	514
Finished goods	1,186	1,197
Total inventories, net	$2,933	$2,678
Other non-current liabilities:
Warranty liability	$169	$172
Deferred and other tax liabilities	6,334	6,590
Other	542	515
Total other non-current liabilities	$7,045	$7,277

Supplemental Cash Flow Information

The following table presents cash, cash equivalents, and restricted cash as reported on the Condensed Consolidated Statements of Financial Position as of May 4, 2018 and February 2, 2018:

	May 4, 2018	February 2, 2018
	(in millions)
Cash and cash equivalents	$15,324	$13,942
Restricted cash - current assets	509	423
Restricted cash - other non-current assets	12	13
Total cash, cash equivalents, and restricted cash	$15,845	$14,378

Restricted cash includes cash required to be held in escrow pursuant to DFS securitization arrangements and VMware, Inc. restricted cash.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 20 — SUBSEQUENT EVENTS

On May 24, 2018, the Company drew down $500 million under the China Revolving Credit Facility.

On June 1, 2018, the Company fully repaid the 1.875% EMC Note in the amount of $2.5 billion in accordance with the contractual maturity date.

Other than the matters identified above, there were no known events occurring after the balance sheet date and up until the date of the issuance of this report that would materially affect the information presented herein.

ITEM 2 — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management's discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes included in the Company's annual report on Form 10-K for the fiscal year ended February 2, 2018. Multiple accounting standards were adopted during the three months ended May 4, 2018, which resulted in adjustment or reclassification of amounts previously reported. See Note 1 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information regarding our recently adopted accounting standards.

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

Our fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. We refer to our fiscal years ending February 1, 2019 and our fiscal year ended February 2, 2018 as "Fiscal 2019" and "Fiscal 2018," respectively. Fiscal 2019 and Fiscal 2018 include 52 weeks.

INTRODUCTION

Dell Technologies is a strategically aligned family of businesses, poised to become the essential infrastructure company, from the edge to the core to the cloud, as we continue our mission to advance human progress through technology. We seek to accomplish this by executing two related, high-level strategic initiatives: helping our customers transform their businesses through digital, IT, workforce, and security transformation, while extending our many leading market positions in IT infrastructure solutions and client solutions.

Dell Technologies brings together the entire infrastructure from hardware to software to services. The core of IT is evolving in our hyper-connected world, containing both centralized data centers and geographically distributed hyper-converged infrastructure. Dell Technologies is a leader in the traditional technology of today and a leader in the cloud-native infrastructure of tomorrow. Dell Technologies offers next-generation solutions through our Infrastructure Solutions Group, Client Solutions Group, VMware, Inc., RSA Information Security ("RSA"), Pivotal Software, Inc. ("Pivotal"), SecureWorks Corp. ("SecureWorks"), Virtustream, Inc. ("Virtustream"), and Boomi, Inc. ("Boomi"). Our next-generation solutions enable digital transformation and encompass software-defined data centers, all-flash arrays, hybrid cloud, converged and hyper-converged infrastructure, cloud-native application development tools, mobile, and security solutions. In addition, we provide important value differentiators through our extended warranty and delivery offerings, and software and peripherals, which are closely tied to the sale of our hardware products.

Dell Technologies is committed to our customers. As we innovate to make our customers' existing IT increasingly productive, we help them reinvest their savings into the next generation of technologies that they need to succeed in the digital economy. We are positioned to help customers of any size and are differentiated by our practical innovation and efficient, integrated solutions.

A key milestone for Dell Technologies was the EMC merger transaction which was completed in September 2016. Since then, our many accomplishments have included the broad expansion of our product portfolio, integration of our supply chain, and achievement of revenue synergies across the business. With these accomplishments, we believe we are well-positioned for long-term sustainable growth and innovation. As we continue our integration of the EMC acquired businesses, we remain committed to our customers, supporting them with outstanding solutions, products, and services. We will continue our focus on building superior customer relationships through our direct model and our network of channel partners, which includes value-

added resellers, system integrators, distributors, and retailers. We also will continue to balance our efforts to drive cost efficiencies in the business with strategic investments in areas that will enable growth, such as our sales force, marketing, and research and development, as we seek to strengthen our position as a leading global technology company poised for long-term sustainable growth and innovation.

Products and Services

We design, develop, manufacture, market, sell, and support a wide range of products and services. We are organized into the following business units, which are our reportable segments: Infrastructure Solutions Group; Client Solutions Group; and VMware.

•
Infrastructure Solutions Group ("ISG") — ISG contains storage, server, and networking offerings. The comprehensive portfolio of advanced storage solutions includes traditional storage solutions as well as next-generation storage solutions (including all-flash arrays and scale-out file, and object platforms). The server portfolio includes high-performance rack, blade, tower, and hyperscale servers. The networking portfolio enables our business customers to transform and modernize their infrastructure, mobilize and enrich end-user experiences, and accelerate business applications and processes. ISG also offers attached software, peripherals, and services, including support and deployment, configuration, and extended warranty services.

We are currently working to simplify our storage portfolio, with the goal of ensuring that we deliver the technology needed for our customers' digital transformation. We anticipate that these changes will take two to three years to execute. As our storage portfolio evolves, we will continue to support our current portfolio of storage solutions.

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

VMware provides compute, cloud, mobility, networking, and security infrastructure software to businesses that provides a flexible digital foundation for the applications that empower businesses to serve their customers globally. VMware offers a broad portfolio of virtualization technologies across three main product groups: software-defined data center; hybrid cloud computing; and end-user computing.

Approximately half of VMware revenue is generated by sales to customers in the United States.

Our other businesses, described below, consist of product and service offerings of RSA, Pivotal, SecureWorks, Virtustream, and Boomi. These businesses are not classified as reportable segments, either individually or collectively, as the results of the businesses are not material to our overall results and the businesses do not meet the criteria for reportable segments.

•
RSA provides essential cybersecurity solutions engineered to enable organizations to detect, investigate, and respond to advanced attacks, confirm and manage identities, and, ultimately, help reduce IP theft, fraud, and cybercrime.

•
Pivotal (NYSE: PVTL) provides a leading cloud-native platform that makes software development and IT operations a strategic advantage for customers. Pivotal's cloud-native platform, Pivotal Cloud Foundry, accelerates and streamlines software development by reducing the complexity of building, deploying and operating new cloud-native applications and modernizing legacy applications. On April 24, 2018, Pivotal completed a registered underwritten initial public offering of its Class A common stock.

•	SecureWorks (NASDAQ: SCWX) is a leading global provider of intelligence-driven information security solutions singularly focused on protecting its clients from cyber attacks.

•
Virtustream offers cloud software and infrastructure-as-a-service solutions that enable customers to migrate, run, and manage mission-critical applications in cloud-based IT environments, and that represent a key element of our strategy to help customers support their applications in a variety of cloud-native environments. Beginning in the first quarter of Fiscal 2019, Virtustream results are being reported within other businesses, rather than within ISG. This change in reporting structure did not impact our previously reported consolidated financial results, but our prior period segment results have been recast to reflect the change.

•
Boomi specializes in cloud-based integration, connecting information between existing on-premise and cloud-based applications to ensure business processes are optimized, data is accurate and workflow is reliable.

See Note 18 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information about our other businesses.

For further discussion regarding our current reportable segments, see "Results of Operations — Business Unit Results."

Dell Financial Services

We also offer or arrange various financing options and services for our customers in North America, Europe, Australia, and New Zealand through Dell Financial Services and its affiliates ("DFS"). DFS services include originating, collecting, and servicing customer receivables primarily related to the purchase of Dell Technologies products. The results of these operations are allocated to our segments based on the underlying product or service financed. For additional information about our financing arrangements, see Note 5 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Strategic Investments and Acquisitions

As part of our strategy, we will continue to evaluate opportunities for strategic investments through our venture capital investment arm, Dell Technologies Capital, with a focus on emerging technology areas that are relevant to the Dell Technologies unique family of businesses and that will complement our existing portfolio of solutions. Our investment areas include storage, software-defined networking, management and orchestration, security, machine learning and artificial intelligence, Big Data and analytics, cloud, Internet of Things, and software development operations. In addition to these investments, we also may make disciplined acquisitions targeting businesses that advance our strategic objectives.

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

We are able to leverage our traditional strength in the PC market to offer solutions and services that provide higher-value, recurring revenue streams. Given current market trends, we expect that the demand environment will continue to be cyclical and that competitive dynamics will continue to pressure our CSG business. However, we are committed to a long-term growth strategy that we believe will benefit from the consolidation trends that are occurring in our markets. Our CSG offerings remain an important element of our strategy, generating strong cash flow and opportunities for cross-selling of complementary solutions. CSG net revenue represented approximately half of our net revenue during both the first quarter of Fiscal 2019 and the first quarter of Fiscal 2018.

We manage our business on a U.S. dollar basis. However, we have a large global presence, generating approximately half of our revenue by sales to customers outside of the United States during the first three months of Fiscal 2019 and the first three months of Fiscal 2018. Our revenues, therefore, can be impacted by fluctuations in foreign currency exchange rates. We utilize a comprehensive hedging strategy intended to mitigate the impact of foreign currency volatility over time, and we adjust pricing when possible to further minimize foreign currency impacts.

Key Performance Metrics

Our key performance metrics are net revenue, operating income, adjusted EBITDA, and cash flows from operations, and are discussed elsewhere in this report.

NON-GAAP FINANCIAL MEASURES

In this management's discussion and analysis, we use supplemental measures of our performance which are derived from our consolidated financial information but which are not presented in our consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These non-GAAP financial measures include non-GAAP product net revenue; non-GAAP services net revenue; non-GAAP net revenue; non-GAAP product gross margin; non-GAAP services gross margin; non-GAAP gross margin; non-GAAP operating expenses; non-GAAP operating income; non-GAAP net income; earnings before interest and other, net, taxes, depreciation, and amortization ("EBITDA"); and adjusted EBITDA.

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

Non-GAAP product net revenue, non-GAAP services net revenue, non-GAAP net revenue, non-GAAP product gross margin, non-GAAP services gross margin, non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income, and non-GAAP net income, as defined by us, exclude the impact of purchase accounting, amortization of intangible assets, transaction-related expenses, other corporate expenses and, for non-GAAP net income from continuing operations, an aggregate adjustment for income taxes. As the excluded items have a material impact on our financial results, our management compensates for this limitation by relying primarily on our GAAP results and using non-GAAP financial measures supplementally or for projections when comparable GAAP financial measures are not available. The non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for net revenue, gross margin, operating expenses, operating income, or net income prepared in accordance with GAAP, and should be read only in conjunction with financial information presented on a GAAP basis.

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

•
Impact of Purchase Accounting — The impact of purchase accounting includes purchase accounting adjustments, related to the EMC merger transaction and, to a lesser extent, the going-private transaction, recorded under the acquisition method of accounting in accordance with the accounting guidance for business combinations. This guidance prescribes that the purchase price be allocated to assets acquired and liabilities assumed based on the estimated fair value of such assets and liabilities on the date of the transaction. Accordingly, all of the assets and liabilities acquired in the EMC merger transaction and the going-private transaction were accounted for and recognized at fair value as of the respective transaction dates, and the fair value adjustments are being amortized over the estimated useful lives in the periods following the transactions. The fair value adjustments primarily relate to deferred revenue, inventory, and property, plant, and equipment. The purchase accounting adjustments and related amortization of those adjustments are reflected in our GAAP results; however, we evaluate the operating results of the underlying businesses on a non-GAAP basis, after removing such adjustments. We believe that excluding the impact of purchase accounting provides results that are useful in understanding our current operating performance and provides more meaningful comparisons to our past operating performance.

•
Transaction-related Expenses — Transaction-related expenses consist of acquisition, integration, and divestiture related costs, and are expensed as incurred. These expenses primarily represent costs for legal, banking, consulting, and advisory services, as well as certain compensatory retention awards directly related to the EMC merger transaction.  During the first quarter of Fiscal 2019, this category also includes approximately $116 million of expenses related to integration of our inventory policies and management process related to customer evaluation units.

•
Other Corporate Expenses — Other corporate expenses consists of severance, facility action costs, and stock-based compensation expense associated with equity awards. Severance costs are primarily related to severance and benefits for employees terminated pursuant to cost savings initiatives. Facility action costs were $9 million and $79 million during the first quarter of Fiscal 2019 and the first quarter of Fiscal 2018, respectively. We expect to incur additional costs during the next nine months of Fiscal 2019 as we continue to integrate owned and leased facilities and as we seek opportunities for operational efficiencies and cost savings. Other corporate expenses vary from period to period and are significantly impacted by the timing and nature of these events. Therefore, although we may incur these types of expenses in the future, we believe that eliminating these charges for purposes of calculating the non-GAAP financial measures presented below facilitates a more meaningful evaluation of our current operating performance and comparisons to our past operating performance.

•
Aggregate Adjustment for Income Taxes — The aggregate adjustment for income taxes is the estimated combined income tax effect for the adjustments described above. During the first quarter of Fiscal 2019, this category also includes approximately $154 million of tax benefits resulting from the impact of adopting the new revenue recognition standard. The tax effects are determined based on the tax jurisdictions where the above items were incurred.

The table below presents a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP measure for each of the periods presented:

	Three Months Ended
	May 4, 2018	% Change	May 5, 2017
	(in millions, except percentages)
Product net revenue	$16,671	22%	$13,634
Non-GAAP adjustments:
Impact of purchase accounting	17		55
Non-GAAP product net revenue	$16,688	22%	$13,689

Services net revenue	$4,685	7%	4,366
Non-GAAP adjustments:
Impact of purchase accounting	170		300
Non-GAAP services net revenue	$4,855	4%	$4,666

Net revenue	$21,356	19%	18,000
Non-GAAP adjustments:
Impact of purchase accounting	187		355
Non-GAAP net revenue	$21,543	17%	$18,355

Product gross margin	$3,065	69%	1,811
Non-GAAP adjustments:
Amortization of intangibles	710		950
Impact of purchase accounting	23		65
Transaction related	116		2
Other corporate expenses	4		3
Non-GAAP product gross margin	$3,918	38%	$2,831

Services gross margin	$2,813	6%	2,646
Non-GAAP adjustments:
Impact of purchase accounting	170		300
Transaction related	—		5
Other corporate expenses	18		19
Non-GAAP services gross margin	$3,001	1%	$2,970

Gross margin	$5,878	32%	4,457
Non-GAAP adjustments:
Amortization of intangibles	710		950
Impact of purchase accounting	193		365
Transaction related	116		7
Other corporate expenses	22		22
Non-GAAP gross margin	$6,919	19%	$5,801

	Three Months Ended
	May 4, 2018	% Change	May 5, 2017
	(in millions, except percentages)
Operating expenses	$6,031	5%	$5,729
Non-GAAP adjustments:
Amortization of intangibles	(812)		(826)
Impact of purchase accounting	(29)		(58)
Transaction related	(50)		(184)
Other corporate expenses	(247)		(285)
Non-GAAP operating expenses	$4,893	12%	$4,376

Operating loss	$(153)	88%	$(1,272)
Non-GAAP adjustments:
Amortization of intangibles	1,522		1,776
Impact of purchase accounting	222		423
Transaction related	166		191
Other corporate expenses	269		307
Non-GAAP operating income	$2,026	42%	$1,425

Net loss	$(538)	55%	$(1,203)
Non-GAAP adjustments:
Amortization of intangibles	1,522		1,776
Impact of purchase accounting	222		423
Transaction related	166		191
Other corporate expenses	269		307
Aggregate adjustment for income taxes	(467)		(733)
Non-GAAP net income	$1,174	54%	$761

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

The table below presents a reconciliation of EBITDA and adjusted EBITDA to net loss from continuing operations for the periods presented:

	Three Months Ended
	May 4, 2018	% Change	May 5, 2017
	(in millions, except percentages)
Net loss	$(538)	55%	$(1,203)
Adjustments:
Interest and other, net (a)	470		572
Income tax benefit	(85)		(641)
Depreciation and amortization	1,914		2,212
EBITDA	$1,761	87%	$940

EBITDA	$1,761	87%	$940
Adjustments:
Stock-based compensation expense	199		201
Impact of purchase accounting (b)	222		357
Transaction-related expenses (c)	166		191
Other corporate expenses (d)	35		106
Adjusted EBITDA	$2,383	33%	$1,795
________________

(a)	See "Results of Operations — Interest and Other, Net" for more information on the components of interest and other, net.

(b)	This amount includes the non-cash purchase accounting adjustments related to the EMC merger transaction and the going-private transaction.

(c)	Transaction-related expenses consist of acquisition, integration, and divestiture related costs.

(d)	Consists of severance and facility action costs.

RESULTS OF OPERATIONS

Consolidated Results

The following table summarizes our consolidated results from continuing operations for each of the periods presented. Unless otherwise indicated, all changes identified for the current-period results represent comparisons to results for the prior corresponding fiscal period. Multiple accounting standards were adopted during the three months ended May 4, 2018, which resulted in adjustment or reclassification of amounts previously reported. See Note 1 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information regarding our recently adopted accounting standards.

	Three Months Ended
	May 4, 2018			May 5, 2017
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue
	(in millions, except percentages)
Net revenue:
Product	$16,671	78.1%	22%	$13,634	75.7%
Services	4,685	21.9%	7%	4,366	24.3%
Total net revenue	$21,356	100.0%	19%	$18,000	100.0%
Gross margin:
Product (a)	$3,065	18.4%	69%	$1,811	13.3%
Services (b)	2,813	60.0%	6%	2,646	60.6%
Total gross margin	$5,878	27.5%	32%	$4,457	24.8%
Operating expenses	$6,031	28.2%	5%	$5,729	31.9%
Operating loss	$(153)	(0.7)%	88%	$(1,272)	(7.1)%
Net loss	$(538)	(2.5)%	55%	$(1,203)	(6.7)%
Net loss attributable to Dell Technologies Inc.	$(636)	(3.0)%	46%	$(1,171)	(6.5)%

Non-GAAP Financial Information
Non-GAAP net revenue:
Product	$16,688	77.5%	22%	$13,689	74.6%
Services	4,855	22.5%	4%	4,666	25.4%
Total non-GAAP net revenue	$21,543	100.0%	17%	$18,355	100.0%
Non-GAAP gross margin:
Product (a)	$3,918	23.5%	38%	$2,831	20.7%
Services (b)	3,001	61.8%	1%	2,970	63.7%
Total non-GAAP gross margin	$6,919	32.1%	19%	$5,801	31.6%
Non-GAAP operating expenses	$4,893	22.7%	12%	$4,376	23.8%
Non-GAAP operating income	$2,026	9.4%	42%	$1,425	7.8%
Non-GAAP net income	$1,174	5.4%	54%	$761	4.1%
EBITDA	$1,761	8.2%	87%	$940	5.1%
Adjusted EBITDA	$2,383	11.1%	33%	$1,795	9.8%
____________________

(a)
Product gross margin percentages represent product gross margin as a percentage of product net revenue, and non-GAAP product gross margin percentages represent non-GAAP product gross margin as a percentage of non-GAAP product net revenue.

(b)
Services gross margin percentages represent services gross margin as a percentage of services net revenue, and non-GAAP services gross margin percentages represent non-GAAP services gross margin as a percentage of non-GAAP services net revenue.

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

Overview

During the first quarter of Fiscal 2019, our net revenue and non-GAAP net revenue increased 19% and 17%, respectively. The increase in net revenue and non-GAAP net revenue was attributable to an increase in net revenue across all three business units.

Our operating loss decreased 88% to $0.2 billion during the first quarter of Fiscal 2019, primarily due to an increase in operating income for ISG and CSG. Also benefiting operating loss during the year was a reduction in the impact of amortization of intangible assets and purchase accounting adjustments, which totaled $1.7 billion and $2.2 billion for the first quarters of Fiscal 2019 and Fiscal 2018, respectively. Excluding these costs, transaction-related expenses, and other corporate expenses, non-GAAP operating income during the first quarter of Fiscal 2019 increased 42% to $2.0 billion, primarily as a result of an increase in operating income for ISG and CSG.

Cash provided by operating activities was $1.2 billion during the first quarter of Fiscal 2019 compared to $0.3 billion for the first quarter of Fiscal 2018. The increase in operating cash flows during the first quarter of Fiscal 2019 was driven by improved profitability and ongoing working capital management. See "Market Conditions, Liquidity, and Capital Commitments" for further information on our cash flow metrics.

Net Revenue

During the first quarter of Fiscal 2019, our net revenue and non-GAAP net revenue increased 19% and 17%, respectively, due to an increase in net revenue across all three business units. See "Business Unit Results" for further information.

•
Product Net Revenue — Product net revenue includes revenue from the sale of hardware products and software licenses. During the first quarter of Fiscal 2019, product net revenue and non-GAAP product net revenue both increased 22%, primarily due an increase in product revenue for ISG and CSG, driven by strength in sales of servers, storage, and notebooks.

•
Services Net Revenue — Services net revenue includes revenue from our services offerings and support services related to hardware products and software licenses. During the first quarter of Fiscal 2019, services net revenue and non-GAAP services net revenue increased 7% and 4%, respectively, primarily due to an increase in services revenue for CSG and VMware software maintenance.

From a geographical perspective, net revenue generated by sales to customers in all regions increased in the first quarter of Fiscal 2019 due to strong performance globally in all three business units.

See "Business Unit Results" for further information regarding revenue from our product and services offerings.

Gross Margin

During the first quarter of Fiscal 2019, our gross margin increased 32% to $5.9 billion, and our gross margin percentage increased 270 basis points to 27.5%. The increase in our gross margin was primarily attributable to higher gross margin across all three business units and, to a lesser extent, a decrease in the combined impact of amortization of intangibles and purchase accounting adjustments. The increase in our gross margin percentage was primarily attributable to an increase in gross margin percentage in CSG and VMware.

Our gross margin for the first quarters of Fiscal 2019 and Fiscal 2018 included the effect of amortization of intangibles and purchase accounting adjustments of $0.9 billion and $1.3 billion, respectively. Excluding these costs, transaction-related expenses, and other corporate expenses, total non-GAAP gross margin for the first quarter of Fiscal 2019 increased 19% to $6.9 billion and non-GAAP gross margin percentage increased 50 basis points to 32.1%. The increase in non-GAAP gross margin was attributable to increases in gross margin across all three business units. The increase in our non-GAAP gross margin percentage was primarily due to an increase in gross margin percentage in CSG and VMware.

•
Products — During the first quarter of Fiscal 2019, product gross margin increased 69% to $3.1 billion, and product gross margin percentage increased 510 basis points to 18.4%. During the first quarter of Fiscal 2019, non-GAAP product gross margin increased 38% to $3.9 billion, and non-GAAP product gross margin percentage increased 280 basis points to 23.5%. These increases in product gross margin and non-GAAP product gross margin were driven primarily by increases in product gross margin in all three business units due to strength in ISG servers and storage, CSG commercial products, and VMware software licenses. Product gross margin percentage and non-GAAP product gross margin percentage increased as a result of increases in product gross margin percentages for ISG and CSG commercial products.

•
Services — During the first quarter of Fiscal 2019, services gross margin increased 6% to $2.8 billion, and services gross margin percentage decreased 60 basis points to 60.0%. Services gross margin increased primarily due to a decrease in purchase accounting adjustments, while the combined services gross margin contributed by our business units remained relatively unchanged. Purchase accounting adjustments totaled $0.2 billion during the first quarter of Fiscal 2019, compared to $0.3 billion during the first quarter of Fiscal 2018. Excluding these costs, transaction-related expenses, and other corporate expenses, non-GAAP services gross margin increased 1% to $3.0 billion, and non-GAAP services gross margin percentage decreased 190 basis points to 61.8%. Services gross margin percentage and non-GAAP services gross margin percentage decreased due to decreases in ISG and CSG services gross margin percentages.

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

The terms and conditions of our vendor rebate programs are largely based on product volumes and are generally negotiated either at the beginning of the annual or quarterly period, depending on the program. The timing and amount of vendor rebates and other discounts we receive under the programs may vary from period to period, reflecting changes in the competitive environment. We monitor our component costs and seek to address the effects of any changes to terms that might arise under our vendor rebate programs. Our gross margins for the first quarters of Fiscal 2019 and Fiscal 2018 were not materially affected by any changes to the terms of our vendor rebate programs, as the amounts we received under these programs were generally stable relative to our total net cost. We are not aware of any significant changes to vendor pricing or rebate programs that may impact our results in the near term.

In addition, we have pursued legal action against certain vendors and are currently involved in negotiations with other vendors regarding their past pricing practices. We have negotiated settlements with some of these vendors and may have additional settlements in future periods. These settlements are allocated to our segments based on the relative amount of affected vendor products sold by each segment. No such settlements were recorded in the first quarter of Fiscal 2019 that would have a material impact on product gross margins in the current quarter or affect comparability with product gross margin in the first quarter of Fiscal 2018.

Operating Expenses

The following table presents information regarding our operating expenses during each of the periods presented:

	Three Months Ended
	May 4, 2018			May 5, 2017
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue
	(in millions, except percentages)
Operating expenses:
Selling, general, and administrative	$4,944	23.1%	8%	$4,596	25.6%
Research and development	1,087	5.1%	(4)%	1,133	6.3%
Total operating expenses	$6,031	28.2%	5%	$5,729	31.9%

Other Financial Information
Non-GAAP operating expenses	$4,893	22.7%	12%	$4,376	23.8%

During the first quarter of Fiscal 2019, total operating expenses increased 5%. Our operating expenses include the impact of purchase accounting, amortization of intangible assets, transaction-related expenses, and other corporate expenses. In aggregate, these items totaled $1.1 billion and $1.4 billion for the first quarters of Fiscal 2019 and Fiscal 2018, respectively. Excluding these costs, total non-GAAP operating expenses increased 12%. The increase in operating expenses and non-GAAP operating expenses was primarily due to an increase in selling, general, and administrative expenses, offset partially by a reduction in research and development expenses.

•
Selling, General, and Administrative — Selling, general, and administrative ("SG&A") expenses increased 8% during the first quarter of Fiscal 2019. The increases in SG&A expenses were primarily driven by investments in our go-to-market capabilities and higher performance-driven commission costs.

•
Research and Development — Research and development ("R&D") expenses are primarily composed of personnel-related expenses related to product development. R&D expenses as a percentage of net revenue for the first quarters of Fiscal 2019 and Fiscal 2018 were approximately 5.1% and 6.3%, respectively. The decrease in R&D expenses as a percentage of net revenue was attributable to revenue growth that outpaced the scale of R&D investments.

We are starting to see benefits of investments we have made to enable growth, particularly in sales force, marketing, and R&D, while balancing our efforts to drive cost efficiencies in the business.

Operating Income/Loss

Our operating loss decreased 88% during the first quarter of Fiscal 2019, primarily due to increases in operating income in ISG and CSG, as well as a decrease in the impact of purchase accounting, amortization of intangible assets, transaction-related expenses, and other corporate expenses. In aggregate, these items totaled $2.2 billion and $2.7 billion for the first quarters of Fiscal 2019 and Fiscal 2018, respectively. Excluding these costs, non-GAAP operating income for the first quarter of Fiscal 2019 increased 42% to $2.0 billion, primarily as a result of an increase in operating income for ISG and CSG.

Interest and Other, Net

The following table provides information regarding interest and other, net for each of the periods presented:

	Three Months Ended
	May 4, 2018	May 5, 2017
	(in millions)
Interest and other, net:
Investment income, primarily interest	$78	$38
Gain (loss) on investments, net	107	(1)
Interest expense	(596)	(597)
Foreign exchange	(77)	(27)
Other	18	15
Total interest and other, net	$(470)	$(572)

Effective in the first quarter of Fiscal 2019, in accordance with our recent adoption of the new accounting guidance for "Recognition and Measurement of Financial Assets and Financial Liabilities," changes in the fair value of our publicly-traded strategic investments are recorded in interest and other, net. During the first quarter of Fiscal 2019, changes in interest and other, net were favorable by $102 million primarily due to an increase in gain (loss) on investments, net due to gains on strategic investments. See Note 1 and Note 4 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information regarding our recently adopted accounting standards and our investments, respectively.

Income and Other Taxes

For the first quarters of Fiscal 2019 and Fiscal 2018, our effective income tax rates were 13.6% and 34.8%, respectively, on pre-tax losses of $0.6 billion and $1.8 billion, respectively. The change in our effective income tax rates was primarily attributable to impacts of U.S. Tax Reform, partially offset by discrete tax benefits resulting from the impact of adopting the new revenue recognition standard.

The Tax Cuts and Jobs Act of 2017 ("U.S. Tax Reform" or the "Act") was signed into law on December 22, 2017.  U.S. Tax Reform lowers the U.S. corporate income tax rate to 21% from 35%, establishes a modified territorial system requiring a mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries (the "Transition Tax"), requires a minimum tax on certain future earnings generated by foreign subsidiaries while providing for future tax-free repatriation of earnings through a 100% dividends-received deduction, and places limitations on the deductibility of net interest expense.

GAAP requires the effect of a change in tax laws to be recognized in the period that includes the enactment date.  Accordingly, we recognized a provisional tax benefit in the fourth quarter of Fiscal 2018 of $0.3 billion related to U.S. Tax Reform, primarily driven by a $1.3 billion tax benefit related to the remeasurement of deferred tax assets and liabilities, offset by $1.0 billion of current and future income tax expenses related to the Transition Tax. Our provisional benefit will be adjusted once the analysis is complete, but no later than the fourth quarter of Fiscal 2019. We are still collecting and processing the necessary data to complete the analysis. As a result, no adjustments have been made to the provisional amount recorded in the fourth quarter of Fiscal 2018. In addition, we expect further guidance to be issued by the U.S Treasury Department that may affect the provisional calculation. Revisions to our provisional estimates may be material.

Our effective income tax rate can fluctuate depending on the geographic distribution of our world-wide earnings, as our foreign earnings are generally taxed at lower rates than in the United States. The differences between our effective income tax rate and the U.S. federal statutory rate of 21% principally result from the geographical distribution of income and differences between the book and tax treatment of certain items. In certain jurisdictions, our tax rate is significantly less than the applicable statutory rate as a result of tax holidays. The majority of our foreign income that is subject to these tax holidays and lower tax rates is attributable to Singapore, China, and Malaysia. A significant portion of these income tax benefits is related to a tax holiday that will expire at the end of Fiscal 2019. We are currently seeking new terms for the affected subsidiary beyond Fiscal 2019 and it is uncertain whether any terms will be agreed upon. Our other tax holidays will expire in whole or in part during Fiscal 2019 through Fiscal 2023. Many of these tax holidays and reduced tax rates may be extended when certain conditions are met or may be terminated early if certain conditions are not met.

For further discussion regarding tax matters, see Note 12 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Net Income/Loss

During the first quarter of Fiscal 2019, net loss decreased 55% to $0.5 billion. The decrease in net loss during the first quarter of Fiscal 2019 was primarily attributable to a decrease in operating loss and, to a lesser extent, a decrease in interest and other, net expense, which was partially offset by a decrease in tax benefit. Net loss for the first quarter of Fiscal 2019 included amortization of intangible assets, the impact of purchase accounting, transaction-related expenses, and other corporate expenses. Excluding these costs and the related tax impacts, non-GAAP net income increased 54% to $1.2 billion. The increase in non-GAAP net income during the first quarter of Fiscal 2019 was primarily attributable to an increase in operating income and a decrease in interest and other, net expense, which was partially offset by an increase in income tax expense.

Non-controlling Interests

During the first quarter of Fiscal 2019, net income attributable to non-controlling interests was $98 million compared to a net loss attributable to non-controlling interests of $32 million during the first quarter of Fiscal 2018. Net income or loss attributable to non-controlling interests consisted of net income or loss attributable to our non-controlling interests in VMware, Inc., Pivotal, and SecureWorks. For more information about our non-controlling interests, see Note 14 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Net Loss Attributable to Dell Technologies Inc.

Net loss attributable to Dell Technologies Inc. represents net loss and an adjustment for non-controlling interests. During the first quarters of Fiscal 2019 and Fiscal 2018, net loss attributable to Dell Technologies Inc. was $0.6 billion and $1.2 billion, respectively. The decrease in net loss attributable to Dell Technologies Inc. during the first quarter of Fiscal 2019 was primarily attributable to a decrease in net loss.

Business Unit Results

Our reportable segments are based on the following business units: ISG, CSG, and VMware. A description of our three business units is provided under "Introduction." See Note 18 of the Notes to the Condensed Consolidated Financial Statements included in this report for a reconciliation of net revenue and operating income by reportable segment to consolidated net revenue and consolidated operating loss, respectively.

During the three months ended May 4, 2018, we made certain segment reporting changes, which included the movement of Virtustream results from ISG to other businesses. None of these changes impacted our previously reported consolidated financial results, but our prior period segment results have been recast to reflect this change.

Infrastructure Solutions Group:

The following table presents net revenue and operating income attributable to ISG for the respective periods:

	Three Months Ended
	May 4, 2018	% Change	May 5, 2017
	(in millions, except percentages)
Net Revenue:
Servers and networking	$4,585	41%	$3,256
Storage	4,082	10%	3,705
Total ISG net revenue	$8,667	25%	$6,961

Operating Income:
ISG operating income	$939	86%	$506
% of segment net revenue	10.8%		7.3%

Net Revenue — During the first quarter of Fiscal 2019, ISG net revenue increased 25% primarily due to an increase in servers and networking and to a lesser extent, an increase in storage. Revenue from servers and networking increased 41% during the first quarter of Fiscal 2019, driven by an increase in both average selling price and units sold of our PowerEdge servers. Average selling prices increased due to sale of servers with higher memory and storage content, which is driven by customer demand for servers that enable big data analytics and software-defined solutions. Storage revenue increased 10% during the first quarter of Fiscal 2019 due to accumulated demand from the fourth quarter of Fiscal 2018 that was realized in the current quarter, as well as strong growth in hyper-converged infrastructure products. We were encouraged by the improved demand in commercial mid-range storage, where we have been making go-to-market investments and enhancements to our solutions offerings. While component costs were slightly deflationary in the aggregate for ISG, we continue to monitor our pricing in response to the current component cost environment. We expect dynamic random access memory ("DRAM") component costs for servers to remain a headwind through the remainder of Fiscal 2019.

In ISG, we continue to see interest in flexible consumption models by our customers as they seek to build greater flexibility into their cost structures. We generally provide these solutions under multi-year contracts that typically result in recognition of revenue over the term of the arrangement. We expect these flexible consumption models will further strengthen our customer relationships, and will build more predictable revenue streams over time.

From a geographical perspective, net revenue attributable to ISG increased across all regions during the first quarter of Fiscal 2019.

Operating Income — During the first quarter of Fiscal 2019, ISG operating income increased 350 basis points to 10.8% primarily due to a decrease in operating expenses as a percentage of revenue. Despite the investments we have been making in our go-to-market capabilities and solutions offerings, operating expenses decreased as a percentage of revenue as a result of revenue growth that outpaced the scale of these investments.

Client Solutions Group:

The following table presents net revenue and operating income attributable to CSG for the respective periods:

	Three Months Ended
	May 4, 2018	% Change	May 5, 2017
	(in millions, except percentages)
Net Revenue:
Commercial	$7,363	16%	$6,342
Consumer	2,908	7%	2,706
Total CSG net revenue	$10,271	14%	$9,048

Operating Income:
CSG operating income	$533	64%	$325
% of segment net revenue	5.2%		3.6%

Net Revenue — During the first quarter of Fiscal 2019, CSG net revenue increased 14%, primarily driven by an increase in the volume of commercial notebooks, workstations, and desktops sold as we were able to deliver strong performance in a better than expected demand environment. Consumer demand was relatively unchanged over the period as we navigated through a declining demand environment. The overall average selling price increased in both the commercial and consumer product categories, as we managed our pricing in response to the inflationary cost environment over the past year. We expect the cost environment for CSG to be deflationary for the remainder of Fiscal 2019.

From a geographical perspective, net revenue attributable to CSG increased across all regions during Fiscal 2019.

Operating Income — During the first quarter of Fiscal 2019, CSG operating income as a percentage of net revenue increased 160 basis points to 5.2% primarily due to an increase in CSG gross margin as a percentage of net revenue. CSG gross margin as a percentage of net revenue benefited from a higher mix of commercial units sold as well as strong attach rates on higher-margin services, software, and peripherals. These benefits were partially offset by increased operating expenses as a percentage of net revenue as a result of higher performance-driven commission costs and marketing expense.

VMware:

The following table presents net revenue and operating income attributable to VMware for the respective periods:

	Three Months Ended
	May 4, 2018	% Change	May 5, 2017
	(in millions, except percentages)
Net Revenue:
VMware net revenue	$2,028	12%	$1,818

Operating Income:
VMware operating income	$613	—%	$611
% of segment net revenue	30.2%		33.6%

Net Revenue — VMware net revenue primarily consisted of revenue from the sale of software licenses under perpetual licenses, related software maintenance and support, training, consulting services, and hosted services. VMware net revenue during the first quarter of Fiscal 2019 increased 12% due to growth in software license revenue, maintenance services, and professional services. Software license revenue benefited from broad-based growth across the product portfolio. Software maintenance revenue benefited from strong renewals, revenue recognized from maintenance contracts sold in prior periods, and new maintenance contracts sold during the period.

From a geographical perspective, approximately half of VMware net revenue during the first quarter of Fiscal 2019 was generated by sales to customers in the United States. VMware net revenue for the first quarter of Fiscal 2019 benefited from growth in all major geographies.

Operating Income — During the first quarter of Fiscal 2019, VMware operating income as a percentage of net revenue decreased 340 basis points to 30.2%, primarily driven by an increase in operating expenses as a percentage of revenue due to an increase in compensation-related expense associated with sales and sales support, resulting from increased performance-driven commission costs and headcount.

See Exhibit 99.1 filed with this report for information on the differences between VMware reportable segment results and VMware, Inc. results.

OTHER BALANCE SHEET ITEMS

Accounts Receivable

We sell products and services directly to customers and through a variety of sales channels, including retail distribution. Our accounts receivable, net, was $10.6 billion and $11.7 billion as of May 4, 2018 and February 2, 2018, respectively. We maintain an allowance for doubtful accounts to cover receivables that may be deemed uncollectible. The allowance for losses is based on a provision for accounts that are collectively evaluated based on historical bad debt experience as well as specific identifiable customer accounts that are deemed at risk. As of May 4, 2018 and February 2, 2018, the allowance for doubtful accounts was $109 million and $103 million, respectively. Based on our assessment, we believe that we are adequately reserved for expected credit losses. We monitor the aging of our accounts receivable and continue to take actions to reduce our exposure to credit losses.

Dell Financial Services and Financing Receivables

Dell Financial Services and its affiliates ("DFS") offers a wide range of financial services, including originating, collecting, and servicing customer receivables primarily related to the purchase of Dell Technologies' products and services. In some cases, we also offer financing on the purchase of third-party technology products that complement our portfolio of products and services. New financing originations were $1.7 billion and $1.1 billion for the first quarters of Fiscal 2019 and Fiscal 2018, respectively. As of May 4, 2018 and February 2, 2018, our financing receivables, net were $7.8 billion and $7.6 billion, respectively. The increases in new financing originations and financing receivables during the first quarter of Fiscal 2019 were attributable to growth in DFS offerings related to customer purchases of products and services from the EMC acquired businesses.

We have securitization facilities to fund revolving loans and fixed-term leases and loans through consolidated special purpose entities, referred to as SPEs, which we account for as secured borrowings. We transfer certain U.S. and European customer financing receivables to these SPEs, whose purpose is to facilitate the funding of customer receivables through financing arrangements with multi-seller conduits that issue asset-backed debt securities in the capital markets and to private investors. During the first quarters of Fiscal 2019 and Fiscal 2018, we transferred $1.3 billion and $0.9 billion, respectively, to these SPEs. The DFS debt related to all of our securitization facilities included as secured borrowings was $4.4 billion and $3.9 billion as of May 4, 2018 and February 2, 2018, respectively. In addition, the carrying amount of the corresponding financing receivables was $5.0 billion and $4.6 billion as of May 4, 2018 and February 2, 2018, respectively. As a result of the EMC merger transaction, we are expanding our existing securitization facilities to allow for additional funding of customer receivables in the capital markets.
We maintain an allowance to cover expected financing receivable credit losses and evaluate credit loss expectations based on our total portfolio. For the first quarters of Fiscal 2019 and Fiscal 2018, the principal charge-off rate for our total portfolio was 1.2% and 1.8%, respectively. The credit quality of our financing receivables has improved in recent years due to an overall improvement in the credit environment and as the mix of high-quality commercial accounts in our portfolio has increased. The allowance for losses is determined based on various factors, including historical and anticipated experience, past due receivables, receivable type, and customer risk profile. As of May 4, 2018 and February 2, 2018, the allowance for financing receivable losses was $139 million and $145 million, respectively. In general, the loss rates on our financing receivables have improved over the periods presented.  We expect relatively stable loss rates in future periods, with movements in these rates being primarily driven by seasonality and a continued shift in portfolio composition to lower risk commercial assets. We continue to monitor broader economic indicators and their potential impact on future loss performance. We have an extensive process to manage our exposure to customer credit risk, including active management of credit lines and our collection activities. We also sell selected fixed-term financing receivables to unrelated third parties on a periodic basis, primarily to manage certain concentrations of customer credit exposure.  Based on our assessment of the customer financing receivables, we believe that we are adequately reserved.
See Note 5 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information about our financing receivables and the associated allowances.

Off-Balance Sheet Arrangements
As of May 4, 2018, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition or results of operations.

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

Liquidity and Capital Resources

To support our ongoing business operations, we rely on operating cash flows as our primary source of liquidity. We monitor the efficiency of our balance sheet to ensure that we have adequate liquidity to support our strategic initiatives. In addition to internally generated cash, we have access to other capital sources to finance our strategic initiatives and fund growth in our financing operations. As of May 4, 2018, we had $15.3 billion of total cash and cash equivalents, approximately half of which was held outside of the United States. Our strategy is to deploy capital from any potential source, whether internally generated cash or debt, depending on the adequacy and availability of that source of capital and whether it can be accessed in a cost-effective manner.

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

The following table summarizes our cash and cash equivalents as well as our available borrowings as of May 4, 2018 and February 2, 2018:

	May 4, 2018	February 2, 2018
	(in millions)
Cash and cash equivalents, and available borrowings:
Cash and cash equivalents (a)	$15,324	$13,942
Remaining available borrowings under revolving credit facilities	4,909	4,875
Total cash, cash equivalents, and available borrowings	$20,233	$18,817
__________________
(a) Of the $15.3 billion of cash and cash equivalents as of May 4, 2018, $7.1 billion was held by VMware, Inc.

Our revolving credit facilities include the Revolving Credit Facility and the China Revolving Credit Facility. Available borrowings under these facilities are reduced by draws on the facility and, under the Revolving Credit Facility, outstanding letters of credit. As of May 4, 2018, there were no borrowings outstanding under either facility and remaining available borrowings totaled approximately $3.8 billion. After the end of the current quarter, on May 24, 2018, we drew down $500 million under the China Revolving Credit Facility. Available borrowings may be used periodically for general corporate purposes.

The VMware Revolving Credit Facility and the Pivotal Revolving Credit Facility have maximum aggregate borrowings of $1.0 billion and $100 million, respectively. None of the net proceeds of such borrowings will be made available to support the operations or satisfy any corporate purposes of Dell Technologies, other than the operations and general corporate purposes of VMware, Inc., Pivotal, and their respective subsidiaries. As of May 4, 2018, $1.0 billion was available under the VMware Revolving Credit Facility and $100 million was available under the Pivotal Revolving Credit Facility.

See Note 6 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information about each of the foregoing revolving credit facilities.

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

Debt

The following table summarizes our outstanding debt as of May 4, 2018 and February 2, 2018:

	May 4, 2018	February 2, 2018
	(in millions)
Restricted Subsidiary Debt
Core debt:
Senior Secured Credit Facilities and First Lien Notes	$30,527	$30,595
Unsecured Notes and Debentures	1,952	2,452
Senior Notes	3,250	3,250
EMC Notes	5,500	5,500
DFS allocated debt	(1,432)	(1,892)
Total core debt	39,797	39,905
DFS related debt:
DFS debt	5,359	4,796
DFS allocated debt	1,432	1,892
Total DFS related debt	6,791	6,688
Other	2,072	2,054
Unrestricted Subsidiary Debt
VMware Notes	4,000	4,000
Other	27	47
Total unrestricted subsidiary debt	4,027	4,047
Total debt, principal amount	52,687	52,694
Carrying value adjustments	(784)	(823)
Total debt, carrying value	$51,903	$51,871

The outstanding principal amount of our debt was $52.7 billion as of May 4, 2018, which included core debt of $39.8 billion. We define core debt as the total principal amount of our debt, less DFS related debt, other debt, and unrestricted subsidiary debt.

DFS related debt primarily represents debt from securitization and structured financing programs. To fund expansion of the DFS business, we balance the use of our securitization and structure financing programs with other sources of liquidity. We approximate the amount of our debt used to fund the DFS business by applying a 7:1 debt to equity ratio to our financing receivables balance, based on the underlying credit quality of the assets. See Note 5 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information about our DFS debt.

As of May 4, 2018 and February 2, 2018, other debt primarily consisted of the $2.0 billion Margin Loan Facility.

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

During the first quarter of Fiscal 2019, we repaid approximately $500 million principal amount of our 5.65% unsecured notes due April 2018 and $68 million principal amount of our term loan facilities. Further, we issued an additional $611 million, net, in DFS debt to support the expansion of our financing receivables portfolio. After the end of the current quarter, on June 1, 2018, we fully repaid the 1.875% EMC Note in the amount of $2.5 billion in accordance with the contractual maturity date.

See Note 6 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information about our debt and our unrestricted subsidiaries.

Cash Flows

The following table contains a summary of our Consolidated Statements of Cash Flows for the respective periods:

	Three Months Ended
	May 4, 2018	May 5, 2017
	(in millions)
Net change in cash from:
Operating activities	$1,159	$285
Investing activities	(149)	51
Financing activities	543	(187)
Effect of exchange rate changes on cash and cash equivalents	(86)	(6)
Change in cash and cash equivalents	$1,467	$143

Operating Activities — Cash provided by operating activities was $1,159 million for the first quarter of Fiscal 2019 compared to $285 million for the first quarter of Fiscal 2018. The increase in operating cash flows during the first quarter of Fiscal 2019 was driven by improved profitability and strong working capital management, partially offset by our annual incentive bonus payouts.

Investing Activities — Investing activities primarily consist of cash used to fund strategic investments, the maturities, sales, and purchases of investments, capital expenditures for property, plant, and equipment, and capitalized software development costs. During the first quarter of Fiscal 2019, cash used by investing activities was $149 million and was primarily driven by capital expenditures partially offset by net cash proceeds from the divestitures of businesses and by the net sales of investments. In comparison, cash provided by investing activities was $51 million during the first quarter of Fiscal 2018 and was primarily driven by the net sales of investments.

Financing Activities — Financing activities primarily consist of the proceeds and repayments of debt, cash used to repurchase common stock, and proceeds from the issuance of common stock of subsidiaries. Cash provided by financing activities of $543 million during the first quarter of Fiscal 2019 was primarily driven by proceeds from the issuance of Pivotal common stock in connection with Pivotal's IPO. In comparison, cash used by financing activities of $187 million during the first quarter of Fiscal 2018 and was primarily driven by cash used for share repurchases.

Capital Commitments

Capital Expenditures — During the first quarters of Fiscal 2019 and Fiscal 2018, we spent $0.3 billion and $0.2 billion, respectively, on property, plant, and equipment. These expenditures were primarily incurred in connection with our global expansion efforts and infrastructure investments made to support future growth. Product demand, product mix, and the use of contract manufacturers, as well as ongoing investments in operating and information technology infrastructure, influence the level and prioritization of our capital expenditures. Aggregate capital expenditures for Fiscal 2019, which will be primarily related to infrastructure investments and strategic initiatives, are currently expected to total between $1.1 billion and $1.3 billion.

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

Repurchases of Common Stock

Class V Common Stock Repurchases by Dell Technologies Inc.

Since the date of the EMC merger transaction, the board of directors authorized several programs to repurchase shares of our Class V Common Stock. Of the $2.1 billion total authorized, $676 million remains as of May 4, 2018, all of which is attributable to the DHI Group Repurchase Program, which our board of directors suspended on December 13, 2016 until such time as the board of directors authorizes the reinstatement of that program.

During the first quarter of Fiscal 2019, we did not repurchase any shares of Class V Common Stock. During the first quarter of Fiscal 2018, we repurchased 5.5 million shares for an aggregate purchase price of $359 million. The repurchase of these shares was funded by proceeds received by the Class V Group from the sale by a subsidiary of the Company of shares of Class A common stock of VMware, Inc. owned by such subsidiary, as discussed below.

DHI Group Common Stock Repurchases by Dell Technologies Inc.

During the first quarters of Fiscal 2019 and Fiscal 2018, we repurchased an immaterial number of shares of DHI Group Common Stock for approximately $37 million and $2 million, respectively.

VMware, Inc. Class A Common Stock Repurchases by VMware, Inc.

Since the date of the EMC merger transaction, VMware Inc.'s board of directors has authorized the repurchase of a total of $2.2 billion of VMware Inc.'s Class A Common Stock, of which $876 million remains as of May 4, 2018.

During the first quarter of Fiscal 2019, VMware, Inc. did not repurchase any shares of its Class A Common Stock. During the first quarter of Fiscal 2018, pursuant to stock repurchase agreements between Dell Technologies Inc. and VMware, Inc., VMware, Inc. repurchased 4.8 million shares of its Class A Common Stock from us for an aggregate purchase price of $425 million. VMware, Inc. received 4.1 million shares of its Class A common stock during the first quarter of Fiscal 2018 and the remaining 0.7 million shares thereafter. The proceeds from the sales were used to repurchase shares of our Class V Common Stock as described above. VMware Inc. made no repurchases of its Class A Common Stock in the open market during the first quarter of Fiscal 2018.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk affecting us, see "Part II — Item 7A — Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended February 2, 2018. Our exposure to market risks has not changed materially from that set forth in our Annual Report.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 4, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of May 4, 2018.

Changes in Internal Control Over Financial Reporting

During the first quarter of Fiscal 2019, we completed the implementation of new revenue recognition systems and related controls to enable us to adopt the new accounting guidance, "Revenue From Contracts With Customers."

There were no other changes in our internal control over financial reporting during the fiscal quarter ended May 4, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS
The information required by this item is incorporated herein by reference to the information set forth under the caption "Legal Matters" in Note 11 of the Notes to the Condensed Consolidated Financial Statements included in this report.

ITEM 1A — RISK FACTORS

In addition to the other information set forth in this report, the factors discussed in "Part I — Item 1A — Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended February 2, 2018 could materially affect our business, financial condition, or operating results. The risks described in our Annual Report on Form 10-K and our subsequent SEC reports are not the only risks facing us.  There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that also may materially adversely affect our business, operating results, financial condition, or prospects.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

From February 3, 2018 through May 4, 2018, we issued to certain employees a total of 30,657 shares of our Class C Common Stock for an aggregate purchase price of approximately $0.4 million pursuant to exercises of stock options granted under the Dell Inc. Amended and Restated 2002 Long-Term Plan. The foregoing transactions were effected in reliance on the exemption from registration under the Securities Act of 1933 afforded by Rule 701 thereunder as transactions pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule.

Purchases of Equity Securities

On September 7, 2016, our board of directors approved a stock repurchase program (the "DHI Group Repurchase Program") that authorizes us to use assets of the DHI Group to repurchase up to $1.0 billion of shares of our Class V Common Stock over a two-year period beginning on September 7, 2016. On December 13, 2016, our board of directors approved the suspension of the DHI Group Repurchase Program until such time as the board of directors authorizes the reinstatement of that program. The board of directors has not authorized the reinstatement of the program and we did not repurchase any shares of our Class V Common Stock during the first quarter of Fiscal 2019. As of May 4, 2018, the approximate dollar value of shares of Class V Common Stock that may yet be purchased was $676 million authorized under the DHI Group Repurchase Program.

ITEM 6 — INDEX TO EXHIBITS

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

99.1††	Unaudited Attributed Financial Information for Class V Group.
101 .INS††	XBRL Instance Document.
101 .SCH††	XBRL Taxonomy Extension Schema Document.
101 .CAL††	XBRL Taxonomy Extension Calculation Linkbase Document.
101 .DEF††	XBRL Taxonomy Extension Definition Linkbase Document.
101 .LAB††	XBRL Taxonomy Extension Label Linkbase Document.
101 .PRE††	XBRL Taxonomy Extension Presentation Linkbase Document.
_________________

††	Filed with this report.
†††	Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELL TECHNOLOGIES INC.

By:	/s/ MAYA MCREYNOLDS
Maya McReynolds
Senior Vice President, Corporate Finance and
Chief Accounting Officer
(On behalf of registrant and as principal accounting officer)

Date: June 12, 2018