Form 10-Q
period 2018-08-03
Dell Technologies Inc
filed 2018-09-11
CIK 1571996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2018
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of September 5, 2018, there were 768,064,601 shares of the registrant's common stock outstanding, consisting of 199,356,591 outstanding shares of Class V Common Stock, 409,538,423 outstanding shares of Class A Common Stock, 136,986,858 outstanding shares of Class B Common Stock, and 22,182,729 outstanding shares of Class C Common Stock.

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

DELL TECHNOLOGIES INC.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in millions; unaudited)

	August 3, 2018	February 2, 2018
ASSETS
Current assets:
Cash and cash equivalents	$15,312	$13,942
Short-term investments	2,504	2,187
Accounts receivable, net	11,201	11,721
Short-term financing receivables, net	4,140	3,919
Inventories, net	3,642	2,678
Other current assets	6,326	5,881
Total current assets	43,125	40,328
Property, plant, and equipment, net	5,240	5,390
Long-term investments	3,649	4,163
Long-term financing receivables, net	4,030	3,724
Goodwill	39,504	39,920
Intangible assets, net	25,208	28,265
Other non-current assets	2,625	2,403
Total assets	$123,381	$124,193
LIABILITIES, REDEEMABLE SHARES, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$9,144	$7,873
Accounts payable	20,853	18,334
Accrued and other	7,216	8,026
Short-term deferred revenue	11,965	11,606
Total current liabilities	49,178	45,839
Long-term debt	40,414	43,998
Long-term deferred revenue	9,735	9,210
Other non-current liabilities	6,787	7,277
Total liabilities	106,114	106,324
Commitments and contingencies (Note 11)
Redeemable shares	2,056	384
Stockholders' equity:
Common stock and capital in excess of $.01 par value (Note 16)	18,321	19,889
Treasury stock at cost	(1,487)	(1,440)
Accumulated deficit	(7,937)	(6,860)
Accumulated other comprehensive income (loss)	(334)	130
Total Dell Technologies Inc. stockholders’ equity	8,563	11,719
Non-controlling interests	6,648	5,766
Total stockholders' equity	15,211	17,485
Total liabilities, redeemable shares, and stockholders' equity	$123,381	$124,193

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	August 3, 2018	August 4, 2017	August 3, 2018	August 4, 2017
Net revenue:
Products	$18,149	$15,102	$34,820	$28,736
Services	4,793	4,419	9,478	8,785
Total net revenue	22,942	19,521	44,298	37,521
Cost of net revenue:
Products	14,943	12,775	28,549	24,598
Services	1,876	1,778	3,748	3,498
Total cost of net revenue	16,819	14,553	32,297	28,096
Gross margin	6,123	4,968	12,001	9,425
Operating expenses:
Selling, general, and administrative	4,961	4,540	9,905	9,136
Research and development	1,175	1,093	2,262	2,226
Total operating expenses	6,136	5,633	12,167	11,362
Operating loss	(13)	(665)	(166)	(1,937)
Interest and other, net	(455)	(545)	(925)	(1,117)
Loss before income taxes	(468)	(1,210)	(1,091)	(3,054)
Income tax benefit	(7)	(471)	(92)	(1,112)
Net loss	(461)	(739)	(999)	(1,942)
Less: Net income (loss) attributable to non-controlling interests	38	(7)	136	(39)
Net loss attributable to Dell Technologies Inc.	$(499)	$(732)	$(1,135)	$(1,903)

Earnings (loss) per share attributable to Dell Technologies Inc. - basic:
Class V Common Stock - basic	$1.61	$1.00	$3.97	$1.60
DHI Group - basic	$(1.44)	$(1.65)	$(3.39)	$(3.94)

Earnings (loss) per share attributable to Dell Technologies Inc. - diluted:
Class V Common Stock - diluted	$1.58	$1.00	$3.91	$1.59
DHI Group - diluted	$(1.45)	$(1.66)	$(3.40)	$(3.95)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions; unaudited)

	Three Months Ended		Six Months Ended
	August 3, 2018	August 4, 2017	August 3, 2018	August 4, 2017
Net loss	$(461)	$(739)	$(999)	$(1,942)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(261)	397	(603)	450
Available-for-sale investments:
Change in unrealized gains (losses)	6	19	(1)	47
Reclassification adjustment for net (gains) losses realized in net loss	—	2	(1)	3
Net change in market value of investments	6	21	(2)	50
Cash flow hedges:
Change in unrealized gains (losses)	120	(141)	241	(157)
Reclassification adjustment for net (gains) losses included in net loss	(77)	70	(46)	49
Net change in cash flow hedges	43	(71)	195	(108)

Total other comprehensive income (loss), net of tax expense of $5 and $0, respectively, and $7 and $15, respectively	(212)	347	(410)	392
Comprehensive loss, net of tax	(673)	(392)	(1,409)	(1,550)
Less: Net income (loss) attributable to non-controlling interests	38	(7)	136	(39)
Less: Other comprehensive income (loss) attributable to non-controlling interests	1	1	(4)	4
Comprehensive loss attributable to Dell Technologies Inc.	$(712)	$(386)	$(1,541)	$(1,515)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; continued on next page; unaudited)

	Six Months Ended
	August 3, 2018	August 4, 2017
Cash flows from operating activities:
Net loss	$(999)	$(1,942)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,845	4,354
Amortization of debt issuance costs	72	90
Stock-based compensation expense	415	409
Deferred income taxes	(679)	(1,432)
Net gain on sale of businesses	(27)	(26)
Provision for doubtful accounts — including financing receivables	81	77
Other	53	247
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	76	(313)
Financing receivables	(748)	(657)
Inventories	(1,136)	(171)
Other assets	(520)	(1,385)
Accounts payable	2,630	2,444
Deferred revenue	1,117	662
Accrued and other liabilities	(388)	(252)
Change in cash from operating activities	3,792	2,105
Cash flows from investing activities:
Investments:
Purchases	(888)	(2,260)
Maturities and sales	1,322	2,058
Capital expenditures	(561)	(561)
Proceeds from sale of facilities, land, and other assets	10	—
Capitalized software development costs	(160)	(187)
Collections on purchased financing receivables	17	10
Acquisition of businesses, net	—	(223)
Divestitures of businesses, net	142	—
Asset acquisitions, net	(38)	(86)
Asset dispositions, net	(6)	(41)
Change in cash from investing activities	(162)	(1,290)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued; in millions; unaudited)

	Six Months Ended
	August 3, 2018	August 4, 2017
Cash flows from financing activities:
Payment of dissenting shares obligation	(76)	—
Share repurchases for tax withholdings of equity awards	(199)	(194)
Proceeds from the issuance of common stock of subsidiaries	653	80
Repurchases of DHI Group Common Stock	(47)	(2)
Repurchases of Class V Common Stock	—	(422)
Payments for debt issuance costs	(8)	(5)
Proceeds from debt	4,637	4,756
Repayments of debt	(6,948)	(5,291)
Other	1	1
Change in cash from financing activities	(1,987)	(1,077)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(216)	48
Change in cash, cash equivalents, and restricted cash	1,427	(214)
Cash, cash equivalents, and restricted cash at beginning of the period	14,378	9,832
Cash, cash equivalents, and restricted cash at end of the period	$15,805	$9,618

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions; continued on next page; unaudited)

	Common Stock and Capital in Excess of Par Value				Treasury Stock
	DHI Group		Class V Common Stock		DHI Group		Class V Common Stock
	Issued Shares	Amount	Issued Shares	Amount	Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Dell Technologies Stockholders' Equity	Non-Controlling Interests	Total Stockholders' Equity
Balances as of February 2, 2018	571	$9,848	223	$10,041	1	$(16)	24	$(1,424)	$(6,860)	$130	$11,719	$5,766	$17,485
Adjustment for adoption of accounting standards (Note 1)	—	—	—	—	—	—	—	—	58	(58)	—	(5)	(5)
Net income (loss)	—	—	—	—	—	—	—	—	(1,135)	—	(1,135)	136	(999)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(603)	(603)	—	(603)
Investments, net change	—	—	—	—	—	—	—	—	—	—	—	(2)	(2)
Cash flow hedges, net change	—	—	—	—	—	—	—	—	—	197	197	(2)	195
Issuance of common stock	—	(4)	—	—	—	—	—	—	—	—	(4)	—	(4)
Stock-based compensation expense	—	37	—	—	—	—	—	—	—	—	37	378	415
Treasury stock repurchases	—	—	—	—	1	(47)	—	—	—	—	(47)	—	(47)
Revaluation of redeemable shares	—	(1,672)	—	—	—	—	—	—	—	—	(1,672)	—	(1,672)
Impact from equity transactions of non-controlling interests	—	71	—	—	—	—	—	—	—	—	71	377	448
Balances as of August 3, 2018	571	$8,280	223	$10,041	2	$(63)	24	$(1,424)	$(7,937)	$(334)	$8,563	$6,648	$15,211

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(continued; in millions; unaudited)

	Common Stock and Capital in Excess of Par Value				Treasury Stock
	DHI Group		Class V Common Stock		DHI Group		Class V Common Stock
	Issued Shares	Amount	Issued Shares	Amount	Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Dell Technologies Stockholders' Equity	Non-Controlling Interests	Total Stockholders' Equity
Balances as of February 3, 2017	569	$10,158	223	$10,041	—	$(10)	14	$(742)	$(4,095)	$(595)	$14,757	$5,821	$20,578
Adjustment for adoption of accounting standard (Note 1)	—	—	—	—	—	—	—	—	84	—	84	—	84
Net loss	—	—	—	—	—	—	—	—	(1,903)	—	(1,903)	(39)	(1,942)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	450	450	—	450
Investments, net change	—	—	—	—	—	—	—	—	—	46	46	4	50
Cash flow hedges, net change	—	—	—	—	—	—	—	—	—	(108)	(108)	—	(108)
Issuance of common stock	1	(14)	—	—	—	—	—	—	—	—	(14)	—	(14)
Stock-based compensation expense	—	58	—	—	—	—	—	—	—	—	58	353	411
Treasury stock repurchases	—	—	—	—	—	(2)	6	(382)	—	—	(384)	—	(384)
Revaluation of redeemable shares	—	(102)	—	—	—	—	—	—	—	—	(102)	—	(102)
Impact from equity transactions of non-controlling interests	—	(46)	—	—	—	—	—	—	—	—	(46)	(53)	(99)
Balances as of August 4, 2017	570	$10,054	223	$10,041	—	$(12)	20	$(1,124)	$(5,914)	$(207)	$12,838	$6,086	$18,924

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 — BASIS OF PRESENTATION

References in these Notes to the Condensed Consolidated Financial Statements to the "Company" or "Dell Technologies" mean Dell Technologies Inc. individually and together with its consolidated subsidiaries.

Basis of Presentation — The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes included in the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2018, and the recast audited Consolidated Financial Statements and accompanying Notes for the fiscal years ended February 2, 2018 and February 3, 2017 (the "Recast Financial Statements")
and other financial information included in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission (the "SEC") on August 6, 2018.  The Recast Financial Statements were recast from and supersede the audited Consolidated Financial Statements for the fiscal years ended February 2, 2018 and February 3, 2017 included in the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2018. Such audited Consolidated Financial Statements were recast to present certain previously reported financial statements and other related financial information on a basis consistent with the new accounting standards adopted during the three months ended May 4, 2018. Further, segment information was recast to conform with certain segment reporting changes the Company made during the three months ended May 4, 2018. See below for additional information regarding recently adopted accounting pronouncements.

These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of Dell Technologies Inc. as of August 3, 2018, the results of its operations and corresponding comprehensive income (loss) for the three and six months ended August 3, 2018 and August 4, 2017, and its cash flows for the six months ended August 3, 2018 and August 4, 2017. The February 2, 2018 condensed consolidated balance sheet included herein was derived from the Recast Financial Statements.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and the accompanying Notes. Actual results could differ materially from those estimates. The results of operations and comprehensive income (loss) for the three and six months ended August 3, 2018 and August 4, 2017 and the cash flows for the six months ended August 3, 2018 and August 4, 2017 are not necessarily indicative of the results to be expected for the full fiscal year or for any other fiscal period.

The Company's fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. The fiscal year ended February 2, 2018 ("Fiscal 2018") was a 52-week period, and the fiscal year ending February 1, 2019 ("Fiscal 2019") will be a 52-week period.

Principles of Consolidation — These Condensed Consolidated Financial Statements include the accounts of Dell Technologies and its wholly-owned subsidiaries, as well as the accounts of SecureWorks Corp. ("SecureWorks"), VMware, Inc., and Pivotal Software, Inc. ("Pivotal"), each of which is majority-owned by Dell Technologies. All intercompany transactions have been eliminated.

Unless the context indicates otherwise, references in these Notes to the Condensed Consolidated Financial Statements to "VMware" mean the VMware reportable segment, which reflects the operations of VMware, Inc. (NYSE: VMW) within Dell Technologies. See Exhibit 99.1 filed with the quarterly report on Form 10-Q for the quarterly period ended August 3, 2018 for information on the differences between VMware reportable segment results and VMware, Inc. results.

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Recently Issued Accounting Pronouncements

Leases — In February 2016, the Financial Accounting Standards Board ("FASB") issued amended guidance on the accounting for leasing transactions. The primary objective of this update is to increase transparency and comparability among organizations by requiring lessees to recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. The guidance also makes some changes to lessor accounting and requires additional disclosures about all leasing arrangements.  Companies are required to use a modified retrospective approach, with the option of applying the requirements of the standard either (1) retrospectively to each prior comparative reporting period presented, or (2) retrospectively at the beginning of the period of adoption. The Company will adopt this standard for the fiscal year beginning February 2, 2019, and will apply it at the beginning of the period of adoption through a cumulative-effect adjustment to retained earnings. In the area of lessee accounting, the Company anticipates that the most significant change will be recognition of right-of-use assets and lease liabilities on the Consolidated Statements of Financial Position. In the area of lessor accounting, the Company anticipates that the most significant change will be an increase to future originations of operating leases due to elimination of the third-party residual value guarantee insurance in the sales-type lease test.

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

Simplifying the Test for Goodwill Impairment — In January 2017, the FASB issued amended guidance to simplify the subsequent measurement of goodwill by removing Step 2 of the goodwill impairment test. Instead, under the amendments in the new guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. Public entities must adopt the new guidance in fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact of the new guidance but does not expect that the standard will have an impact on its Consolidated Financial Statements.

Recently Adopted Accounting Pronouncements

Revenue from Contracts with Customers — In May 2014, the FASB issued amended guidance on the recognition of revenue from contracts with customers. The objective of the new standard is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede substantially all of the existing revenue recognition guidance, including industry-specific guidance. The new standard requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Further, the new standard requires additional disclosures to help enable users of the financial statements to better understand the nature, amount, timing, risks, and judgments related to revenue recognition and related cash flows from contracts with customers. Concurrently, the FASB issued guidance on the accounting for costs to fulfill or obtain a customer contract. The Company adopted these standards during the three months ended May 4, 2018 using the full retrospective method, which requires the Company to recast each prior period presented consistent with the new guidance. The Company recorded a credit of approximately $1 billion to retained earnings as of January 29, 2016 to reflect the cumulative effect of the adoption. See tables provided below which present the impact of the new accounting standards to the Company's previously reported financial results. See also Note 2 of the Notes to the Condensed Consolidated Financial Statements for a summary of significant policies related to the new accounting standards.

Recognition and Measurement of Financial Assets and Financial Liabilities — In January 2016, the FASB issued amended guidance that generally requires changes in the fair value of equity investments, other than those accounted for under the equity method, to be recognized through net income, rather than other comprehensive income. For equity investments without readily determinable fair values, the Company is no longer permitted to use the cost method of accounting. The Company has elected to apply the measurement alternative for those investments. Under the alternative, the Company measures investments without readily determinable fair values at cost, less impairment, adjusted by observable price changes on a prospective basis. The

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Company must make a separate election to use the alternative for each eligible investment, and is required to reassess at each reporting period whether an investment qualifies for the alternative. The Company adopted this standard during the three months ended May 4, 2018. Adoption of the standard was applied through a cumulative one-time adjustment to accumulated deficit of $56 million for the accumulated unrealized gain previously recorded in other comprehensive income. The impact of the standard on the Condensed Consolidated Statements of Income (Loss) during the three and six months ended August 3, 2018 was a gain of approximately $123 million and $223 million, respectively, recognized in interest and other, net, and the impact in future periods will depend on the relative changes in market price of the equity investments.

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Impacts to Previously Reported Periods

The following tables present the impact of the new accounting standards to the Company's previously reported financial results.

Selected Captions from the Condensed Consolidated Statement of Financial Position

	February 2, 2018
	As Reported (a)	Revenue from Contracts with Customers	As Recast
	(in millions)
Assets
Accounts receivable, net	$11,177	$544	$11,721
Other current assets	$5,054	$827	$5,881
Other non-current assets	$1,862	$541	$2,403
Liabilities and Stockholders' Equity
Accrued and other	$7,661	$365	$8,026
Short-term deferred revenue	$12,024	$(418)	$11,606
Long-term deferred revenue	$10,223	$(1,013)	$9,210
Other non-current liabilities	$6,797	$480	$7,277
Accumulated deficit	$(9,253)	$2,393	$(6,860)
Non-controlling interests	$5,661	$105	$5,766
____________________

(a)	Amounts as reported in the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2018.

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

Deferred revenue. The adoption of the new revenue standard resulted in a decline in deferred revenue due to earlier recognition of revenue for software licenses, and less of the aggregate transaction price being allocated to extended warranty. Deferred revenue was also reduced by the impact of variable consideration (i.e., price concessions, rebates, and refunds). The reduction in deferred revenue was partially offset by an increase resulting from the change in presentation of deferred costs on third-party software offerings, which are reported in other assets, and are either sold on a standalone basis or as an attached component of the Company's hardware offering. The Company previously reported the associated deferred revenue net of these deferred costs in deferred revenue.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Condensed Consolidated Statements of Income (Loss)

	Three Months Ended			Six Months Ended
	August 4, 2017			August 4, 2017
	As Reported (a)	Revenue from Contracts with Customers	As Recast	As Reported (a)	Revenue from Contracts with Customers	As Recast
	(in millions, except per share amounts)
Net revenue:
Products	$14,355	$747	$15,102	$27,323	$1,413	$28,736
Services	4,944	(525)	4,419	9,792	(1,007)	8,785
Total net revenue	19,299	222	19,521	37,115	406	37,521
Cost of net revenue:
Products	12,378	397	12,775	23,837	761	24,598
Services	2,112	(334)	1,778	4,167	(669)	3,498
Total cost of net revenue	14,490	63	14,553	28,004	92	28,096
Gross margin	4,809	159	4,968	9,111	314	9,425
Operating expenses:
Selling, general, and administrative	4,695	(155)	4,540	9,364	(228)	9,136
Research and development	1,093	—	1,093	2,226	—	2,226
Total operating expenses	5,788	(155)	5,633	11,590	(228)	11,362
Operating loss	(979)	314	(665)	(2,479)	542	(1,937)
Interest and other, net	(545)	—	(545)	(1,118)	1	(1,117)
Income (loss) before income taxes	(1,524)	314	(1,210)	(3,597)	543	(3,054)
Income tax provision (benefit)	(546)	75	(471)	(1,236)	124	(1,112)
Net income (loss)	(978)	239	(739)	(2,361)	419	(1,942)
Less: Net income (loss) attributable to non-controlling interests	(32)	25	(7)	(81)	42	(39)
Net income (loss) attributable to Dell Technologies Inc.	$(946)	$214	$(732)	$(2,280)	$377	$(1,903)

Earnings (loss) per share attributable to Dell Technologies Inc. - basic:
Class V Common Stock - basic	$0.83	$0.17	$1.00	$1.40	$0.20	$1.60
DHI Group - basic	$(1.97)	$0.32	$(1.65)	$(4.53)	$0.59	$(3.94)

Earnings (loss) per share attributable to Dell Technologies Inc. - diluted:
Class V Common Stock - diluted	$0.82	$0.18	$1.00	$1.38	$0.21	$1.59
DHI Group - diluted	$(1.97)	$0.31	$(1.66)	$(4.54)	$0.59	$(3.95)
____________________

(a)	Amounts as reported in the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 4, 2017.

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

Selected Captions from the Condensed Consolidated Statement of Cash Flows

	Six Months Ended
	August 4, 2017
	As Reported (a)	Classification of Certain Cash Receipts and Cash Payments	Statement of Cash Flows, Restricted Cash	As Recast
	(in millions)
Change in cash from operating activities	$2,056	$32	$17	$2,105
Change in cash from investing activities	$(1,290)	$—	$—	$(1,290)
Change in cash from financing activities	$(1,075)	$(32)	$30	$(1,077)

Change in cash, cash equivalents, and restricted cash	$(261)	$—	$47	$(214)
Cash, cash equivalents, and restricted cash at beginning of the period	9,474	—	358	9,832
Cash, cash equivalents, and restricted cash at end of the period	$9,213	$—	$405	$9,618
____________________

(a)	Amounts as reported in the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 4, 2017.

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

(1)
Identify the contract with a customer. The term "contract" refers to the enforceable rights and obligations provided in an agreement between the Company and one or more other parties in exchange for payment. The Company evaluates facts and circumstances regarding sales transactions in order to identify contracts with its customers. An agreement must meet all of the following criteria to qualify as a contract eligible for revenue recognition under the model: (i) the contract must be approved by all parties; (ii) each party's rights regarding the goods and services to be transferred to the customer can be identified; (iii) the payment terms for the goods and services can be identified; (iv) the customer has the ability and intent to pay and it is probable that the Company will collect substantially all of the consideration to which it will be entitled; and (v) the contract must have commercial substance. Judgment is used in determining the customer's ability and intent to pay, which is based upon various factors including the customer's historical payment experience or customer credit and financial information.

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

(5)
Recognize revenue when (or as) the performance obligation is satisfied. Revenue is recognized when obligations under the terms of the contract with the Company's customer are satisfied. Revenue is recognized either over time or at a point in time, depending on when the underlying products or services are transferred to the customer. Revenue is recognized at a point in time for products upon transfer of control. Revenue is recognized over time for support and deployment services, professional services, training, software support, SaaS, and IaaS.

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

Other

Revenue from leasing arrangements is not subject to the revenue standard for contracts with customers, and remains separately accounted for under existing lease accounting guidance. The Company records revenue from the sale of equipment under sales-type leases as product revenue in an amount equal to the present value of minimum lease payments at the inception of the lease. Sales-type leases also produce financing income, which is included in products net revenue in the Consolidated Statements of Income (Loss) and is recognized at consistent rates of return over the lease term. The Company also offers qualified customers fixed-term loans and revolving credit lines for the purchase of products and services offered by the Company. Financing income attributable to these loans is recognized in products net revenue on an accrual basis.

Disaggregation of Revenue — The Company's revenue is presented on a disaggregated basis on the Condensed Consolidated Statements of Income (Loss) and in Note 18 of the Notes to the Condensed Consolidated Financial Statements based on an evaluation of disclosures outside of the financial statements, information regularly reviewed by the chief operating decision maker for evaluating the financial performance of operating segments, and other information that is used to evaluate the Company's financial performance or make resource allocations. This information includes revenue from products and services, revenue from reportable segments, and revenue by major product categories within the segments.

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

Costs to Obtain a Contract — The incremental direct costs of obtaining a contract primarily consist of sales commissions and employer taxes related to commission payments. The Company has elected, as a practical expedient, to expense as incurred costs to obtain a contract equal to or less than one year in duration. For contracts greater than one year in duration, the associated costs to obtain a contract are deferred and amortized over the period of contract performance or a longer period, generally the estimated life of the customer relationship, if renewals are expected and the renewal commission is not commensurate with the initial commission. Deferred costs to obtain a contract are typically amortized over a period of three to seven years, depending on the contract term and expectation of the period of benefit for the costs, which may exceed the contract term. Amortization expense is recognized on a straight-line basis and included in selling, general, and administrative expenses in the Condensed Consolidated Statements of Income (Loss). The Company periodically reviews these deferred costs to determine whether events or changes in circumstances have occurred that could impact the carrying value or period of

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

benefit of the deferred sales commissions. There were no material impairment losses for deferred sales commissions during the six months ended August 3, 2018 and August 4, 2017.

Deferred costs to obtain a contract as of August 3, 2018 and February 2, 2018 were $1.0 billion and $0.8 billion, respectively. Deferred costs to obtain a contract are classified as current assets and other non-current assets on the Condensed Consolidated Statements of Financial Position, based on when the expense is expected to be recognized. Amortization of costs to obtain a contract during the three months ended August 3, 2018 and August 4, 2017 was $113 million and $62 million, respectively. Amortization of costs to obtain a contract during the six months ended August 3, 2018 and August 4, 2017 was $219 million and $115 million, respectively.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 3 — FAIR VALUE MEASUREMENTS

The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of August 3, 2018 and February 2, 2018:

	August 3, 2018 (a)				February 2, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(in millions)
Assets:
Cash and cash equivalents:
Money market funds	$11,662	$—	$—	$11,662	$8,641	$—	$—	$8,641
U.S. corporate debt securities	—	—	—	—	—	23	—	23
U.S. government and agencies	—	8	—	8	—	—	—	—
Foreign corporate debt securities	—	—	—	—	—	65	—	65
Debt securities:
U.S. government and agencies	623	318	—	941	682	392	—	1,074
U.S. corporate	—	1,863	—	1,863	—	2,003	—	2,003
Foreign	—	2,323	—	2,323	—	2,547	—	2,547
Equity and other securities	430	14	—	444	236	5	—	241
Derivative instruments	—	311	—	311	—	83	—	83
Total assets	$12,715	$4,837	$—	$17,552	$9,559	$5,118	$—	$14,677
Liabilities:
Derivative instruments	$—	$42	$—	$42	$—	$184	$—	$184
Total liabilities	$—	$42	$—	$42	$—	$184	$—	$184
____________________
(a) The Company did not transfer any securities between levels during the six months ended August 3, 2018.

The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value:

Money Market Funds — The Company's investment in money market funds that are classified as cash equivalents hold underlying investments with a weighted average maturity of 90 days or less and are recognized at fair value. The valuations of these securities are based on quoted prices in active markets for identical assets, when available, or pricing models whereby all significant inputs are observable or can be derived from or corroborated by observable market data. The Company reviews security pricing and assesses liquidity on a quarterly basis. As of August 3, 2018, the Company's U.S. portfolio had no material exposure to money market funds with a fluctuating net asset value.

Equity and Other Securities — The majority of the Company's investments in equity and other securities that are measured at fair value on a recurring basis consist of strategic investments in publicly-traded companies. The valuation of these securities is based on quoted prices in active markets.

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

As of August 3, 2018 and February 2, 2018, the Company held strategic investments of $582 million and $485 million, respectively. As these investments represent early-stage companies without readily determinable fair values, they are not included in the recurring fair value table above.

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

Carrying Value and Estimated Fair Value of Outstanding Debt — The following table summarizes the carrying value and estimated fair value of the Company's outstanding debt as described in Note 6 of the Notes to the Condensed Consolidated Financial Statements, including the current portion, as of the dates indicated:

	August 3, 2018		February 2, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in billions)
Senior Secured Credit Facilities	$10.3	$10.5	$10.4	$10.6
First Lien Notes	$19.7	$21.3	$19.7	$21.9
Unsecured Notes and Debentures	$1.8	$2.0	$2.3	$2.5
Senior Notes	$3.1	$3.4	$3.1	$3.4
EMC Notes	$3.0	$2.9	$5.5	$5.4
VMware Notes	$4.0	$3.9	$4.0	$3.9
Margin Loan Facility	$2.0	$2.0	$2.0	$2.0

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

	August 3, 2018				February 2, 2018
	Cost	Unrealized Gain	Unrealized (Loss)	Carrying Value	Cost	Unrealized Gain	Unrealized (Loss)	Carrying Value
	(in millions)
Investments:
U.S. government and agencies	$501	$—	$(2)	$499	$485	$—	$(2)	$483
U.S. corporate debt securities	819	—	(3)	816	660	—	(2)	658
Foreign debt securities	1,192	—	(3)	1,189	1,048	—	(2)	1,046
Total short-term investments	2,512	—	(8)	2,504	2,193	—	(6)	2,187
U.S. government and agencies	450	—	(8)	442	600	—	(9)	591
U.S. corporate debt securities	1,067	—	(20)	1,047	1,361	—	(16)	1,345
Foreign debt securities	1,155	—	(21)	1,134	1,518	—	(17)	1,501
Equity and other securities (a)	717	309	—	1,026	640	86	—	726
Total long-term investments	3,389	309	(49)	3,649	4,119	86	(42)	4,163
Total investments	$5,901	$309	$(57)	$6,153	$6,312	$86	$(48)	$6,350
____________________

(a)
$582 million and $485 million of equity and other securities as of August 3, 2018 and February 2, 2018, respectively, are strategic investments without readily determinable fair values, which are recorded at cost, less impairment, and adjusted for observable price changes. The remainder are publicly-traded investments that are measured at fair value on a recurring basis. See Note 3 of the Notes to the Condensed Consolidated Financial Statements for additional information on investments measured at fair value.

The Company's investments in debt securities are classified as available-for-sale securities, which are carried at fair value. As of August 3, 2018, the aggregate fair value of investments held in a continuous unrealized loss position for greater than 12 months was $1.5 billion, and the unrealized loss on these investments was $25 million. As of February 2, 2018, the aggregate fair value of investments held in a continuous unrealized loss position for greater than 12 months was $1.9 billion, and the unrealized loss on these investments was $25 million.

The maturities of debt securities held as of August 3, 2018 are as follows:

	Carrying Value	Amortized Cost
	(in millions)
Due within one year	$2,504	$2,512
Due after 1 year through 5 years	2,576	2,624
Due after 5 years through 10 years	46	48
Total	$5,126	$5,184

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 5 — FINANCIAL SERVICES

The Company offers or arranges various financing options and services for its customers in North America, Europe, Australia, and New Zealand through Dell Financial Services and its affiliates ("DFS"). The key activities of DFS include originating, collecting, and servicing customer receivables primarily related to the purchase of Dell Technologies products and services. In some cases, DFS also offers financing on the purchase of third-party technology products that complement the Dell Technologies portfolio of products and services. New financing originations were $1.9 billion and $1.6 billion for the three months ended August 3, 2018 and August 4, 2017, respectively, and were $3.6 billion and $2.7 billion for the six months ended August 3, 2018 and August 4, 2017, respectively.

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

•
Fixed-term sales-type leases and loans — The Company enters into sales-type lease arrangements with customers who seek lease financing. Leases with business customers have fixed terms of generally two to four years. Future maturities of minimum lease and associated financing payments as of August 3, 2018 were as follows: Fiscal 2019 - $1,335 million; Fiscal 2020 - $1,932 million; Fiscal 2021 - $1,203 million; Fiscal 2022 - $462 million; Fiscal 2023 and beyond - $153 million. Future maturities and associated financing payments referenced herein represent the aggregate payments under the customer lease contract. The Company also offers fixed-term loans to qualified small businesses, large commercial accounts, governmental organizations, educational entities, and certain individual consumer customers. These loans are repaid in equal payments including interest and have defined terms of generally three to five years.

The following table summarizes the components of the Company's financing receivables segregated by portfolio segment as of August 3, 2018 and February 2, 2018:

	August 3, 2018			February 2, 2018
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total
	(in millions)
Financing receivables, net:
Customer receivables, gross (a)	$825	$6,825	$7,650	$900	$6,282	$7,182
Allowances for losses	(75)	(51)	(126)	(81)	(64)	(145)
Customer receivables, net	750	6,774	7,524	819	6,218	7,037
Residual interest	—	646	646	—	606	606
Financing receivables, net	$750	$7,420	$8,170	$819	$6,824	$7,643
Short-term	$750	$3,390	$4,140	$819	$3,100	$3,919
Long-term	$—	$4,030	$4,030	$—	$3,724	$3,724
____________________
(a) Customer financing receivables, gross, includes accrued interest.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following tables present the allowance for financing receivable losses for the three months ended August 3, 2018 and August 4, 2017, and the six months ended August 3, 2018 and August 4, 2017, and changes in allowance for financing receivable losses for the respective periods:

	Three Months Ended
	August 3, 2018			August 4, 2017
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total
	(in millions)
Allowance for financing receivable losses:
Balances at beginning of period	$77	$62	$139	$85	$51	$136
Charge-offs, net of recoveries	(19)	(12)	(31)	(20)	(5)	(25)
Provision charged to income statement	17	1	18	16	8	24
Balances at end of period	$75	$51	$126	$81	$54	$135

	Six Months Ended
	August 3, 2018			August 4, 2017
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total
	(in millions)
Allowance for financing receivable losses:
Balances at beginning of period	$81	$64	$145	$91	$52	$143
Charge-offs, net of recoveries	(39)	(17)	(56)	(42)	(8)	(50)
Provision charged to income statement	33	4	37	32	10	42
Balances at end of period	$75	$51	$126	$81	$54	$135

The following table summarizes the aging of the Company's customer financing receivables, gross, including accrued interest, as of August 3, 2018 and February 2, 2018, segregated by class:

	August 3, 2018				February 2, 2018
	Current	Past Due 1 — 90 Days	Past Due >90 Days	Total	Current	Past Due 1 — 90 Days	Past Due >90 Days	Total
	(in millions)
Revolving — DPA	$572	$60	$20	$652	$633	$59	$23	$715
Revolving — DBC	151	18	4	173	162	19	4	185
Fixed-term — Consumer and Commercial	6,065	677	83	6,825	5,414	775	93	6,282
Total customer receivables, gross	$6,788	$755	$107	$7,650	$6,209	$853	$120	$7,182

Aging is likely to fluctuate quarter to quarter as a result of the variability in volume of large transactions entered into over the period, and the administrative processes that accompany those larger transactions. As such, fluctuations in aging do not necessarily indicate a material change in the credit quality of the portfolio.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Credit Quality

The following table summarizes customer receivables, gross, including accrued interest, by credit quality indicator segregated by class, as of August 3, 2018 and February 2, 2018. The categories shown in the table below segregate customer receivables based on the relative degrees of credit risk. The credit quality indicators for DPA revolving accounts are measured primarily as of each quarter-end date, while all other indicators are generally updated on a periodic basis.

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

	August 3, 2018				February 2, 2018
	Higher	Mid	Lower	Total	Higher	Mid	Lower	Total
	(in millions)
Revolving — DPA	$133	$195	$324	$652	$131	$223	$361	$715
Revolving — DBC	$44	$54	$75	$173	$48	$58	$79	$185
Fixed-term — Consumer and Commercial	$3,665	$1,957	$1,203	$6,825	$3,334	$1,828	$1,120	$6,282

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

DFS Debt

The Company maintains programs that facilitate the funding of financing receivables in the capital markets. The following table summarizes DFS debt as of the periods indicated. The table excludes the allocated portion of the Company's other borrowings, which represents the additional amount considered to fund the DFS business.

	August 3, 2018	February 2, 2018
	(in millions)
DFS U.S. debt
Securitization facilities	$1,782	$1,498
Fixed-term securitization offerings	2,305	2,034
Other	132	32
Total DFS U.S. debt	4,219	3,564
DFS international debt
Securitization facility	497	404
Other structured facilities	670	628
Note payable	200	200
Total DFS international debt	1,367	1,232
Total DFS debt	$5,586	$4,796
Total short-term DFS debt	$3,130	$3,327
Total long-term DFS debt	$2,456	$1,469

DFS U.S. Debt

Securitization Facilities — The Company maintains separate securitization facilities in the United States for fixed-term leases and loans and revolving loans. This debt is collateralized solely by the U.S. financing receivables in the facilities. The debt has a variable interest rate and the duration of this debt is based on the terms of the underlying financing receivables. As of August 3, 2018, the total debt capacity related to the U.S. securitization facilities was $3.5 billion. The Company enters into interest swap agreements to effectively convert a portion of its securitization debt from a floating rate to a fixed rate. See Note 7 of the Notes to the Condensed Consolidated Financial Statements for additional information about interest rate swaps.

The Company's U.S. securitization facility for revolving loans is effective through June 1, 2020. The Company's two U.S. securitization facilities for fixed-term leases and loans are effective through February 10, 2020 and February 22, 2020.

The securitization facilities contain standard structural features related to the performance of the securitized receivables, which include defined credit losses, delinquencies, average credit scores, and minimum collection requirements. In the event one or more of these criteria are not met and the Company is unable to restructure the facility, no further funding of receivables will be permitted and the timing of the Company's expected cash flows from over-collateralization will be delayed. As of August 3, 2018, these criteria were met.

Fixed-Term Securitization Offerings — The Company periodically issues asset-backed debt securities under fixed-term securitization programs to private investors. The asset-backed debt securities are collateralized solely by the U.S. fixed-term financing receivables in the offerings, which are held by Special Purpose Entities ("SPEs"), as discussed below. The interest rate on these securities is fixed and ranges from 0.85% to 3.85% per annum, and the duration of these securities is based on the terms of the underlying financing receivables.

DFS International Debt

Securitization Facility — The Company maintains a securitization facility in Europe for fixed-term leases and loans. This facility is effective through January 13, 2019. As of August 3, 2018, the total debt capacity related to the international securitization facility was $695 million.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The securitization facility contains standard structural features related to the performance of the securitized receivables which include defined credit losses, delinquencies, average credit scores, and minimum collection requirements. In the event one or more of these criteria are not met and the Company is unable to restructure the program, no further funding of receivables will be permitted and the timing of the Company's expected cash flows from over-collateralization will be delayed. As of August 3, 2018, these criteria were met.

Other Structured Facilities — In connection with the Company's international financing operations, the Company has entered into revolving structured financing debt programs related to its fixed-term lease and loan products sold in Canada, Europe, Australia, and New Zealand. The Canadian facility, which is collateralized solely by Canadian financing receivables, had a total debt capacity of $192 million as of August 3, 2018, and is effective through January 16, 2023. The European facility, which is collateralized solely by European financing receivables, had a total debt capacity of $463 million as of August 3, 2018, and is effective through December 14, 2020. The Australia and New Zealand facility, which is collateralized solely by the Australia and New Zealand financing receivables, had a total debt capacity of $88 million as of August 3, 2018, and is effective through January 29, 2020.

Note Payable — On November 27, 2017, the Company entered into an unsecured credit agreement to fund receivables in Mexico. As of August 3, 2018, the aggregate principal amount of the note payable is $200 million. The note bears interest at either the applicable London interbank offered rate ("LIBOR") plus 2.25%, for the borrowings denominated in U.S. dollars, or the Mexican Interbank Equilibrium Interest Rate ("TIIE") plus 2.00%, for the borrowings denominated in Mexican pesos. The note will mature on December 1, 2020. Although the note is unsecured, the Company intends to manage the note in the same manner as its structured financing programs, so that the collections from financing receivables in Mexico will be used to pay down principal and interest of the note.

Variable Interest Entities

In connection with the securitization facilities and offerings discussed above, the Company transfers certain U.S. and European customer financing receivables to SPEs that meet the definition of a Variable Interest Entity ("VIE") and are consolidated, along with the associated debt, into the Consolidated Financial Statements, as the Company is the primary beneficiary of those VIEs. The SPEs are bankruptcy-remote legal entities with separate assets and liabilities. The purpose of the SPEs is to facilitate the funding of customer receivables in the capital markets.

The following table shows financing receivables held by the consolidated VIEs as of the respective dates:

	August 3, 2018	February 2, 2018
	(in millions)
Financing receivables held by consolidated VIEs, net:
Short-term, net	$2,794	$2,572
Long-term, net	2,379	1,981
Financing receivables held by consolidated VIEs, net	$5,173	$4,553

Financing receivables transferred via securitization through SPEs were $1.2 billion and $1.0 billion for the three months ended August 3, 2018 and August 4, 2017, respectively, and $2.5 billion and $1.9 billion for the six months ended August 3, 2018 and August 4, 2017, respectively.

Some of the SPEs have entered into financing arrangements with multi-seller conduits that, in turn, issue asset-backed debt securities in the capital markets. The DFS debt outstanding, which is collateralized by the financing receivables held by the consolidated VIEs, was $4.6 billion and $3.9 billion as of August 3, 2018 and February 2, 2018, respectively. The Company's risk of loss related to securitized receivables is limited to the amount by which the Company's right to receive collections for assets securitized exceeds the amount required to pay interest, principal, and fees and expenses related to the asset-backed securities. The Company provides credit enhancement to the securitization in the form of over-collateralization.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Financing Receivable Sales

To manage certain concentrations of customer credit exposure, the Company may sell selected fixed-term financing receivables to unrelated third parties on a periodic basis. The amount of financing receivables sold was $271 million and $228 million for the six months ended August 3, 2018 and August 4, 2017, respectively.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 6 — DEBT

The following table summarizes the Company's outstanding debt as of the dates indicated:

	August 3, 2018	February 2, 2018
	(in millions)
Secured Debt
Senior Secured Credit Facilities:
4.08% Term Loan B Facility due September 2023	$4,963	$4,988
3.83% Term Loan A-2 Facility due September 2021	4,283	4,394
3.58% Term Loan A-3 Facility due December 2018	1,213	1,213
First Lien Notes:
3.48% due June 2019	3,750	3,750
4.42% due June 2021	4,500	4,500
5.45% due June 2023	3,750	3,750
6.02% due June 2026	4,500	4,500
8.10% due July 2036	1,500	1,500
8.35% due July 2046	2,000	2,000
Unsecured Debt
Unsecured Notes and Debentures:
5.65% due April 2018	—	500
5.875% due June 2019	600	600
4.625% due April 2021	400	400
7.10% due April 2028	300	300
6.50% due April 2038	388	388
5.40% due September 2040	264	264
Senior Notes:
5.875% due June 2021	1,625	1,625
7.125% due June 2024	1,625	1,625
EMC Notes:
1.875% due June 2018	—	2,500
2.650% due June 2020	2,000	2,000
3.375% due June 2023	1,000	1,000
VMware Notes:
2.30% due August 2020	1,250	1,250
2.95% due August 2022	1,500	1,500
3.90% due August 2027	1,250	1,250
DFS Debt (Note 5)	5,586	4,796
Other
4.59% Margin Loan Facility due April 2022	2,000	2,000
Other	56	101
Total debt, principal amount	$50,303	$52,694

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	August 3, 2018	February 2, 2018
	(in millions)
Total debt, principal amount	$50,303	$52,694
Unamortized discount, net of unamortized premium	(246)	(266)
Debt issuance costs	(499)	(557)
Total debt, carrying value	$49,558	$51,871
Total short-term debt, carrying value	$9,144	$7,873
Total long-term debt, carrying value	$40,414	$43,998

During the six months ended August 3, 2018, the Company repaid $3 billion principal amount of its unsecured notes and $136 million principal amount of its term loan facilities. Additionally, during the six months ended August 3, 2018, the Company issued an additional $868 million, net, in DFS debt to support the expansion of its financing receivables portfolio.

Secured Debt

Senior Secured Credit Facilities — The Company has entered into a credit agreement that provides for senior secured credit facilities (the "Senior Secured Credit Facilities") in the aggregate principal amount of $17.6 billion comprising (a) term loan facilities and (b) a senior secured Revolving Credit Facility, which includes capacity for up to $0.5 billion of letters of credit and for borrowings of up to $0.4 billion under swing-line loans. As of August 3, 2018, available borrowings under the Revolving Credit Facility totaled $3.3 billion. The Senior Secured Credit Facilities provide that the borrowers have the right at any time, subject to customary conditions, to request incremental term loans or incremental revolving commitments.

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

All obligations of the borrowers under the Senior Secured Credit Facilities and certain swap agreements, cash management arrangements, and certain letters of credit provided by any lender or agent party to the Senior Secured Credit Facilities or any of its affiliates and certain other persons are secured by (a) a first-priority security interest in certain tangible and intangible assets of the borrowers and the guarantors and (b) a first-priority pledge of 100% of the capital stock of the borrowers, Dell Inc., a wholly‑owned subsidiary of the Company ("Dell"), and each wholly-owned material restricted subsidiary of the borrowers and the guarantors, in each case subject to certain thresholds, exceptions, and permitted liens.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

First Lien Notes — The senior secured notes (collectively, the "First Lien Notes") were issued on June 1, 2016 in an aggregate principal amount of $20.0 billion. Interest on these borrowings is payable semiannually. The First Lien Notes are secured, on a pari passu basis with the Senior Secured Credit Facilities, on a first-priority basis by substantially all of the tangible and intangible assets of the issuers and guarantors that secure obligations under the Senior Secured Credit Facilities, including pledges of all capital stock of the issuers, Dell, and certain wholly-owned material subsidiaries of the issuers and the guarantors, subject to certain exceptions.

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

China Revolving Credit Facility — On October 31, 2017, the Company entered into a credit agreement (the "China Revolving Credit Facility") with a bank lender for a secured revolving loan facility in an aggregate principal amount not to exceed $500 million. Borrowings under the China Revolving Credit Facility bear interest at LIBOR plus 0.6% per annum. The Company may voluntarily repay outstanding loans under the China Revolving Credit Facility at any time without premium or penalty, other than customary "breakage" costs. The facility will expire on October 31, 2018. As of August 3, 2018, there were no outstanding borrowings under the China Revolving Credit Facility.

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

EMC Notes — On September 7, 2016, EMC had outstanding $2.5 billion aggregate principal amount of its 1.875% Notes due June 2018, which the Company fully repaid during the three months ended August 3, 2018, $2.0 billion aggregate principal amount of its 2.650% Notes due June 2020, and $1.0 billion aggregate principal amount of its 3.375% Notes due June 2023 (collectively, the "EMC Notes"). Interest on these borrowings is payable semiannually. The EMC Notes remain outstanding following the closing of the EMC merger transaction.

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

VMware Revolving Credit Facility — On September 12, 2017, VMware, Inc. entered into an unsecured credit agreement, establishing a revolving credit facility (the "VMware Revolving Credit Facility"), with a syndicate of lenders that provides the company with a borrowing capacity of up to $1.0 billion which may be used for VMware, Inc. general corporate purposes. Commitments under the VMware Revolving Credit Facility are available for a period of five years, which may be extended, subject to the satisfaction of certain conditions, by up to two one year periods. The credit agreement contains certain representations, warranties, and covenants. Commitment fees, interest rates, and other terms of borrowing under the VMware Revolving Credit Facility may vary based on VMware, Inc.’s external credit ratings. None of the net proceeds of such borrowings will be made available to support the operations or satisfy any corporate purposes of Dell Technologies, other than the operations and corporate purposes of VMware, Inc. and VMware, Inc.’s subsidiaries. As of August 3, 2018, there were no outstanding borrowings under the VMware Revolving Credit Facility.

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

Pivotal Revolving Credit Facility — On September 7, 2017, Pivotal entered into a credit agreement (the "Pivotal Revolving Credit Facility") that provides for a senior secured revolving loan facility in an aggregate principal amount not to exceed $100 million. The credit facility contains customary representations, warranties, and covenants, including financial covenants. The credit agreement will expire on September 8, 2020, unless it is terminated earlier. None of the net proceeds of borrowings under the facility will be made available to support the operations or satisfy any corporate purposes of Dell Technologies, other than the operations and corporate purposes of Pivotal and Pivotal's subsidiaries. As of August 3, 2018, there were no outstanding borrowings under the Pivotal Revolving Credit Facility.

Aggregate Future Maturities

As of August 3, 2018, aggregate future maturities of the Company's debt were as follows:

	Maturities by Fiscal Year
	2019 (remaining six months)	2020	2021	2022	2023	Thereafter	Total
	(in millions)
Senior Secured Credit Facilities and First Lien Notes	$1,405	$4,245	$371	$7,888	$63	$16,488	$30,460
Unsecured Notes and Debentures	—	600	—	400	—	952	1,952
Senior Notes and EMC Notes	—	—	2,000	1,625	—	2,625	6,250
VMware Notes	—	—	1,250	—	1,500	1,250	4,000
DFS Debt	1,931	1,998	1,459	165	31	1	5,585
Margin Loan Facility	—	—	—	—	2,000	—	2,000
Other	16	24	14	—	—	2	56
Total maturities, principal amount	3,352	6,867	5,094	10,078	3,594	21,318	50,303
Associated carrying value adjustments	(4)	(21)	(7)	(164)	(27)	(522)	(745)
Total maturities, carrying value amount	$3,348	$6,846	$5,087	$9,914	$3,567	$20,796	$49,558

Covenants and Unrestricted Net Assets — The credit agreement for the Senior Secured Credit Facilities contains customary negative covenants that generally limit the ability of Denali Intermediate Inc., a wholly-owned subsidiary of Dell Technologies ("Dell Intermediate"), Dell, and Dell's and Denali Intermediate's other restricted subsidiaries to incur debt, create liens, make fundamental changes, enter into asset sales, make certain investments, pay dividends or distribute or redeem certain equity interests, prepay or redeem certain debt, and enter into certain transactions with affiliates. The indenture governing the Senior Notes contains customary negative covenants that generally limit the ability of Denali Intermediate, Dell, and Dell's and Denali Intermediate's other restricted subsidiaries to incur additional debt or issue certain preferred shares, pay dividends on or make

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

other distributions in respect of capital stock or make other restricted payments, make certain investments, sell or transfer certain assets, create liens on certain assets to secure debt, consolidate, merge, sell, or otherwise dispose of all or substantially all assets, enter into certain transactions with affiliates, and designate subsidiaries as unrestricted subsidiaries. The negative covenants under such credit agreements and indenture are subject to certain exceptions, qualifications, and "baskets." The indentures governing the First Lien Notes, the Unsecured Notes and Debentures, and the EMC Notes variously impose limitations, subject to specified exceptions, on creating certain liens, entering into sale and lease-back transactions, and entering into certain asset sales. The foregoing credit agreements and indentures contain customary events of default, including failure to make required payments, failure to comply with covenants, and the occurrence of certain events of bankruptcy and insolvency.

As of August 3, 2018, the Company had certain consolidated subsidiaries that were designated as unrestricted subsidiaries for all purposes of the applicable credit agreements and the indentures governing the First Lien Notes and the Senior Notes.

The Term Loan A-2 Facility, the Term Loan A-3 Facility, and the Revolving Credit Facility are subject to a first lien net leverage ratio covenant that is tested at the end of each fiscal quarter of Dell with respect to Dell's preceding four fiscal quarters. The Company was in compliance with all financial covenants as of August 3, 2018.

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

The Company's objective is to offset gains and losses resulting from these exposures with gains and losses on the derivative contracts used to hedge the exposures, thereby reducing volatility of earnings and protecting the fair values of assets and liabilities. The earnings effects of the derivative instruments are presented in the same income statement line items as the earnings effects of the hedged items. For derivatives designated as cash flow hedges, the Company assesses hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative. The Company does not have any derivatives designated as fair value hedges.

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

During the six months ended August 3, 2018 and August 4, 2017, the Company did not discontinue any cash flow hedges related to foreign exchange contracts that had a material impact on the Company's results of operations due to the probability that the forecasted cash flows would not occur.

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Notional Amounts of Outstanding Derivative Instruments

The notional amounts of the Company's outstanding derivative instruments were as follows as of the dates indicated:

	August 3, 2018	February 2, 2018
	(in millions)
Foreign exchange contracts:
Designated as cash flow hedging instruments	$5,989	$4,392
Non-designated as hedging instruments	6,061	6,223
Total	$12,050	$10,615

Interest rate contracts:
Non-designated as hedging instruments	$2,356	$1,897

Effect of Derivative Instruments Designated as Hedging Instruments on the Condensed Consolidated Statements of Financial Position and the Condensed Consolidated Statements of Income (Loss)

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in Accumulated OCI, Net of Tax, on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income
	(in millions)		(in millions)
For the three months ended August 3, 2018
		Total net revenue	$77
Foreign exchange contracts	$120	Total cost of net revenue	—
Interest rate contracts	—	Interest and other, net	—
Total	$120		$77

For the three months ended August 4, 2017
		Total net revenue	$(49)
Foreign exchange contracts	$(141)	Total cost of net revenue	(21)
Interest rate contracts	—	Interest and other, net	—
Total	$(141)		$(70)

For the six months ended August 3, 2018
		Total net revenue	$46
Foreign exchange contracts	$241	Total cost of net revenue	—
Interest rate contracts	—	Interest and other, net	—
Total	$241		$46

For the six months ended August 4, 2017
		Total net revenue	$(32)
Foreign exchange contracts	$(157)	Total cost of net revenue	(17)
Interest rate contracts	—	Interest and other, net	—
Total	$(157)		$(49)

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Effect of Derivative Instruments Not Designated as Hedging Instruments on the Condensed Consolidated Statement of Income (Loss)

	Three Months Ended		Six Months Ended
	August 3, 2018	August 4, 2017	August 3, 2018	August 4, 2017	Location of Gain (Loss) Recognized
	(in millions)
Gain (Loss) Recognized:
Foreign exchange contracts	$75	$51	$32	$4	Interest and other, net
Interest rate contracts	(1)	(1)	1	(1)	Interest and other, net
Total	$74	$50	$33	$3

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Fair Value of Derivative Instruments in the Condensed Consolidated Statements of Financial Position

The Company presents its foreign exchange derivative instruments on a net basis in the Condensed Consolidated Statements of Financial Position due to the right of offset by its counterparties under master netting arrangements. The fair value of those derivative instruments presented on a gross basis as of each date indicated below was as follows:

	August 3, 2018
	Other Current Assets	Other Non- Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value
		(in millions)
Derivatives designated as hedging instruments:
Foreign exchange contracts in an asset position	$206	$—	$17	$—	$223
Foreign exchange contracts in a liability position	(72)	—	(19)	—	(91)
Net asset (liability)	134	—	(2)	—	132
Derivatives not designated as hedging instruments:
Foreign exchange contracts in an asset position	289	—	15	—	304
Foreign exchange contracts in a liability position	(121)	—	(53)	—	(174)
Interest rate contracts in an asset position	—	9	—	—	9
Interest rate contracts in a liability position	—	—	—	(2)	(2)
Net asset (liability)	168	9	(38)	(2)	137
Total derivatives at fair value	$302	$9	$(40)	$(2)	$269

	February 2, 2018
	Other Current Assets	Other Non- Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value
		(in millions)
Derivatives designated as hedging instruments:
Foreign exchange contracts in an asset position	$9	$—	$11	$—	$20
Foreign exchange contracts in a liability position	(7)	—	(52)	—	(59)
Net asset (liability)	2	—	(41)	—	(39)
Derivatives not designated as hedging instruments:
Foreign exchange contracts in an asset position	194	3	141	—	338
Foreign exchange contracts in a liability position	(127)	—	(283)	—	(410)
Interest rate contracts in an asset position	—	11	—	—	11
Interest rate contracts in a liability position	—	—	—	(1)	(1)
Net asset (liability)	67	14	(142)	(1)	(62)
Total derivatives at fair value	$69	$14	$(183)	$(1)	$(101)

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following tables present the gross amounts of the Company's derivative instruments, amounts offset due to master netting agreements with the Company's counterparties, and the net amounts recognized in the Condensed Consolidated Statements of Financial Position.

	August 3, 2018
	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ (Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Received or Pledged
	(in millions)
Derivative instruments:
Financial assets	$536	$(225)	$311	$—	$—	$311
Financial liabilities	(267)	225	(42)	—	1	(41)
Total derivative instruments	$269	$—	$269	$—	$1	$270

	February 2, 2018
	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ (Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Received or Pledged
	(in millions)
Derivative instruments:
Financial assets	$369	$(286)	$83	$—	$—	$83
Financial liabilities	(470)	286	(184)	—	—	(184)
Total derivative instruments	$(101)	$—	$(101)	$—	$—	$(101)

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 8 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table presents goodwill allocated to the Company's business segments as of August 3, 2018 and February 2, 2018, and changes in the carrying amount of goodwill for the respective periods:

	Infrastructure Solutions Group (a)	Client Solutions Group	VMware	Other Businesses (b)	Total
	(in millions)
Balances as of February 2, 2018	$15,953	$4,237	$15,635	$4,095	$39,920
Impact of foreign currency translation	(278)	—	—	(68)	(346)
Goodwill divested	(69)	—	—	—	(69)
Other adjustments (c)	(396)	—	(1)	396	(1)
Balances as of August 3, 2018	$15,210	$4,237	$15,634	$4,423	$39,504
____________________

(a)	Infrastructure Solutions Group is composed of the Core Storage, Servers, and Networking goodwill reporting unit.

(b)	Other Businesses consists of offerings by Pivotal, SecureWorks, RSA Security LLC ("RSA Security"), Virtustream Group Holdings, Inc. ("Virtustream"), and Boomi, Inc. ("Boomi").

(c)
During the three months ended May 4, 2018, the Company made certain segment reporting changes, which included the movement of the results of Virtustream from the Infrastructure Solutions Group segment to Other businesses. The amount of goodwill attributable to Virtustream was reclassified to Other businesses to align with these reporting changes.

Goodwill and indefinite-lived intangible assets are tested for impairment annually during the third fiscal quarter and whenever events or circumstances may indicate that an impairment has occurred. Based on the results of the annual impairment test, which was a quantitative test for certain goodwill reporting units and a qualitative test for others, no impairment of goodwill or indefinite-lived intangible assets existed for any reporting unit as of November 3, 2017. As a result of this analysis, it was determined that the excess of fair value over carrying amount was greater than 20% for all of the Company's existing goodwill reporting units as of November 3, 2017, with the exception of the Core Storage, Servers, and Networking goodwill reporting unit within the Infrastructure Solutions Group segment, which had an excess of fair value over carrying amount of 18% as of such date. Management will continue to monitor the Core Storage, Servers, and Networking goodwill reporting unit and consider potential impacts to the impairment assessment. Goodwill and indefinite-lived intangible assets were assessed during the three months ended May 4, 2018 to consider the impact of segment reporting changes. No indications of impairment were identified as a result of these changes. The Company did not have any accumulated goodwill impairment charges as of August 3, 2018.

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Intangible Assets

The Company's intangible assets as of August 3, 2018 and February 2, 2018 were as follows:

	August 3, 2018			February 2, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in millions)
Customer relationships	$22,724	$(10,164)	$12,560	$22,764	$(8,637)	$14,127
Developed technology	15,589	(7,596)	7,993	15,586	(6,196)	9,390
Trade names	1,277	(497)	780	1,277	(407)	870
Leasehold assets (liabilities)	128	(8)	120	128	(6)	122
Definite-lived intangible assets	39,718	(18,265)	21,453	39,755	(15,246)	24,509
Indefinite-lived trade names	3,755	—	3,755	3,756	—	3,756
Total intangible assets	$43,473	$(18,265)	$25,208	$43,511	$(15,246)	$28,265

Amortization expense related to definite-lived intangible assets was approximately $1.5 billion and $1.7 billion for the three months ended August 3, 2018 and August 4, 2017, respectively, and $3.0 billion and $3.5 billion during the six months ended August 3, 2018 and August 4, 2017, respectively. The amortization expense for the fiscal year ended February 2, 2018 was primarily related to the intangible assets acquired in the EMC merger transaction. There were no material impairment charges related to intangible assets during the three months ended August 3, 2018 and August 4, 2017.

Estimated future annual pre-tax amortization expense of definite-lived intangible assets as of August 3, 2018 over the next five fiscal years and thereafter is as follows:

Fiscal Years	(in millions)
2019 (remaining six months)	$3,050
2020	4,308
2021	3,346
2022	2,636
2023	1,756
Thereafter	6,357
Total	$21,453

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 9 — DEFERRED REVENUE

Deferred Revenue — Deferred revenue is recorded for support and deployment services, software maintenance, professional services, training, and SaaS when the Company has a right to invoice or payments have been received for undelivered products or services where transfer of control has not occurred. Revenue is recognized on these items when the revenue recognition criteria are met, generally resulting in ratable recognition over the contract term. The Company also has deferred revenue related to undelivered hardware and professional services, consisting of installations and consulting engagements, which are recognized as the Company's performance obligations under the contract are completed.

Changes in the Company's deferred revenue are presented in the following table for the period indicated:

	Three Months Ended	Six Months Ended
	August 3, 2018	August 3, 2018
	(in millions)
Deferred revenue:
Deferred revenue at beginning of period	$20,959	$20,816
Revenue deferrals for new contracts and changes in estimates for pre-existing contracts (a)	6,123	11,460
Revenue recognized	(5,382)	(10,576)
Deferred revenue at end of period	$21,700	$21,700
Short-term deferred revenue	$11,965	$11,965
Long-term deferred revenue	$9,735	$9,735
____________________

(a)	Includes the impact of foreign currency exchange rate fluctuations.

Remaining Performance Obligations — Remaining performance obligations represent the aggregate amount of the transaction price allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period.
Remaining performance obligations include deferred revenue plus unbilled amounts not yet recorded in deferred revenue. The aggregate amount of the transaction price allocated to remaining performance obligations does not include amounts owed under cancelable contracts where there is no substantive termination penalty.

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

The value of the transaction price allocated to remaining performance obligations as of August 3, 2018 was approximately $29 billion. The Company expects to recognize approximately 62% of remaining performance obligations as revenue in the next 12 months, and the remainder thereafter.

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

Changes in the Company's liability for standard limited warranties are presented in the following table for the periods indicated.

	Three Months Ended		Six Months Ended
	August 3, 2018	August 4, 2017	August 3, 2018	August 4, 2017
	(in millions)
Warranty liability:
Warranty liability at beginning of period	$527	$607	$539	$604
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties (a) (b)	236	223	430	463
Service obligations honored	(221)	(242)	(427)	(479)
Warranty liability at end of period	$542	$588	$542	$588
Current portion	$366	$412	$366	$412
Non-current portion	$176	$176	$176	$176
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

Appraisal Proceedings — On October 29, 2013, Dell Technologies acquired Dell in a transaction referred to as the going-private transaction.  Holders of shares of Dell common stock who did not vote on September 12, 2013 in favor of the proposal to adopt the amended going-private transaction agreement and who properly demanded appraisal of their shares and who otherwise comply with the requirements of Section 262 of the Delaware General Corporate Law ("DGCL") are entitled to seek appraisal for, and obtain payment in cash for the judicially determined "fair value" (as defined pursuant to Section 262 of the DGCL) of, their shares in lieu of receiving the going-private transaction consideration. Dell initially recorded a liability of $13.75 for each share with respect to which appraisal has been demanded and as to which the demand has not been withdrawn, together with interest at the statutory rate discussed below. The Court of Chancery ruled that the fair value of the appraisal shares as of October 29, 2013, the date on which the going-private transaction became effective, was $17.62 per share. This ruling would entitle the holders of the remaining 5,505,630 shares subject to the appraisal proceedings to $17.62 per share, plus interest at a statutory rate, compounded quarterly. On November 21, 2016, the Court of Chancery entered final judgment in the appraisal action. On November 22, 2016, Dell filed a notice of appeal to the Delaware Supreme Court, which issued a decision on December 14, 2017. In its decision, the Delaware Supreme Court reversed, in part, and affirmed, in part, the decision of the Delaware Court of Chancery.  On January 2, 2018, the Delaware Supreme Court issued its formal mandate remanding the matter to the Court of Chancery for further proceedings consistent with its opinion.  In accordance with direction by the Court of Chancery, the parties submitted proposals to the Court of Chancery outlining the remaining issues to be adjudicated.  The liability for the appraisal proceedings was approximately $129 million as of February 2, 2018. On May 8, 2018, the Company entered into an agreement to settle a portion of the liability related to the appraisal proceedings in the amount of approximately $70 million, and on May 18, 2018, this portion of the liability was fully paid. The Company settled with the remaining plaintiffs as of July 16, 2018 in the amount of approximately $30 million. The remaining liability accrual was released to Interest and other, net during the three months ended August 3, 2018. As of August 3, 2018, there was no remaining liability for appraisal proceedings.

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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

As of August 3, 2018, the Company does not believe there is a reasonable possibility that a material loss exceeding the amounts already accrued for these or other proceedings or matters has been incurred. However, since the ultimate resolution of any such proceedings and matters is inherently unpredictable, the Company's business, financial condition, results of operations, or cash flows could be materially affected in any particular period by unfavorable outcomes in one or more of these proceedings or matters. Whether the outcome of any claim, suit, assessment, investigation, or legal proceeding, individually or collectively, could have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows will depend on a number of variables, including the nature, timing, and amount of any associated expenses, amounts paid in settlement, damages, or other remedies or consequences.

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 12 — INCOME AND OTHER TAXES

For the three months ended August 3, 2018 and August 4, 2017, the Company's effective income tax rates were 1.5% and 38.9%, respectively, on pre-tax losses of $0.5 billion and $1.2 billion, respectively. For the six months ended August 3, 2018 and August 4, 2017, the Company's effective income tax rates were 8.4% and 36.4%, respectively, on pre-tax losses of $1.1 billion and $3.1 billion, respectively. The changes in the Company's effective income tax rates for the three and six months ended August 3, 2018 compared to the prior periods were primarily attributable to impacts of U.S. Tax Reform. The change in the Company's effective income tax rate for the six months ended August 3, 2018 was also impacted by discrete tax benefits resulting from the impact of adopting the new revenue standard.

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

GAAP requires the effect of a change in tax laws to be recognized in the period that includes the enactment date.  Due to the complexities involved in accounting for the enactment of U.S. Tax Reform, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118"), which allows companies to record provisional amounts in earnings for the first year following the Act's enactment, with those provisional amounts required to be finalized by the end of that year. In accordance with GAAP and SAB 118, for the fiscal year ended February 2, 2018, the Company recognized a provisional tax benefit of $0.5 billion, which was primarily driven by a $1.5 billion tax benefit related to the remeasurement of deferred tax assets and liabilities, offset by $1.0 billion of current and future income tax expenses related to the Transition Tax.  The Company’s provisional estimates for the Transition Tax are based on its initial analysis using available information and estimates.  In accordance with SAB 118, the Company’s provisional benefit will be adjusted once the analysis is complete, but no later than the fourth quarter of the fiscal year ending February 1, 2019. The Company continues to collect and process the data necessary to complete the analysis. In addition, the U.S. Treasury Department issued proposed regulations as guidance for the Transition Tax on August 1, 2018. The Company is also evaluating the impact of this guidance on the calculation of its provisional benefit. As a result, no adjustments have been made to the provisional amount recorded for the fiscal year ended February 2, 2018.  Revisions to the Company’s provisional estimates may be material to the Company. Any final guidance to be issued by the U.S. Treasury Department also could further affect the provisional calculation. Additionally, when the Company files its U.S. tax return for the fiscal year ended February 2, 2018, any changes to the tax positions for temporary differences compared to the estimates used for the provisional estimate will result in an adjustment of the estimated tax benefit recorded as of February 2, 2018.

The differences between the estimated effective income tax rates and the U.S. federal statutory rate of 21% principally result from the Company's geographical distribution of income and differences between the book and tax treatment of certain items. In certain jurisdictions, the Company's tax rate is significantly less than the applicable statutory rate as a result of tax holidays. The majority of the Company's foreign income that is subject to these tax holidays and lower tax rates is attributable to Singapore, China, and Malaysia. A significant portion of these income tax benefits is related to a tax holiday that will expire at the end of the fiscal year ending February 1, 2019. The Company is currently seeking new terms for the affected subsidiary beyond the fiscal year ending February 1, 2019, and it is uncertain whether any terms will be agreed upon. The Company's other tax holidays will expire in whole or in part during fiscal years 2019 through 2023. Many of these tax holidays and reduced tax rates may be extended when certain conditions are met or may be terminated early if certain conditions are not met.

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

Prior to the EMC merger transaction, EMC received a RAR for its tax years 2009 and 2010. On May 5, 2017, EMC received an RAR for its tax year 2011.  The Company has been contesting certain adjustments proposed in these RARs through the IRS administrative appeals process and, during the three months ended August 3, 2018, reached an agreement on the contested issues with the IRS. The terms are not material to the Company’s results of operations, financial position, or cash flows.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company is also currently under income tax audits in various state and foreign jurisdictions.  The Company is undergoing negotiations, and in some cases contested proceedings, relating to tax matters with the taxing authorities in these jurisdictions.  The Company believes that it has provided adequate reserves related to all matters contained in tax periods open to examination.  Although the Company believes it has made adequate provisions for the uncertainties surrounding these audits, should the Company experience unfavorable outcomes, such outcomes could have a material impact on its results of operations, financial position, and cash flows.  With respect to major U.S. state and foreign taxing jurisdictions, the Company is generally not subject to tax examinations for years prior to the fiscal year ended February 2, 2007.

Judgment is required in evaluating the Company's uncertain tax positions and determining the Company's provision for income taxes. The unrecognized tax benefits were $3.3 billion and $3.2 billion as of August 3, 2018 and February 2, 2018, respectively, and are included in other non-current liabilities in the Condensed Consolidated Statements of Financial Position. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

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

The following table presents changes in accumulated other comprehensive income (loss), net of tax, by the following components for the periods indicated:

	Foreign Currency Translation Adjustments	Investments	Cash Flow Hedges	Pension and Other Postretirement Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balances as of February 2, 2018	$179	$22	$(103)	$32	$130
Adjustment for adoption of accounting standards (Note 1)	—	(61)	—	3	(58)
Other comprehensive income (loss) before reclassifications	(603)	(1)	241	—	(363)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1)	(46)	—	(47)
Total change for the period	(603)	(63)	195	3	(468)
Less: Change in comprehensive loss attributable to non-controlling interests	—	(2)	(2)	—	(4)
Balances as of August 3, 2018	$(424)	$(39)	$94	$35	$(334)

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following tables present reclassifications out of accumulated other comprehensive income (loss), net of tax, to net income (loss) for the periods presented:

	Three Months Ended
	August 3, 2018			August 4, 2017
	Investments	Cash Flow Hedges	Total	Investments	Cash Flow Hedges	Total
	(in millions)
Total reclassifications, net of tax:
Net revenue	$—	$77	$77	$—	$(49)	$(49)
Cost of net revenue	—	—	—	—	(21)	(21)
Interest and other, net	—	—	—	(2)	—	(2)
Total reclassifications, net of tax	$—	$77	$77	$(2)	$(70)	$(72)

	Six Months Ended
	August 3, 2018			August 4, 2017
	Investments	Cash Flow Hedges	Total	Investments	Cash Flow Hedges	Total
	(in millions)
Total reclassifications, net of tax:
Net revenue	$—	$46	$46	$—	$(32)	$(32)
Cost of net revenue	—	—	—	—	(17)	(17)
Interest and other, net	1	—	1	(3)	—	(3)
Total reclassifications, net of tax	$1	$46	$47	$(3)	$(49)	$(52)

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 14 — NON-CONTROLLING INTERESTS

VMware, Inc. — The non-controlling interests' share of equity in VMware, Inc. is reflected as a component of the non-controlling interests in the accompanying Condensed Consolidated Statements of Financial Position and was $5.6 billion and $5.2 billion as of August 3, 2018 and February 2, 2018, respectively. As of August 3, 2018 and February 2, 2018, the Company held approximately 81.1% and 81.9%, respectively, of the outstanding equity interest in VMware, Inc.

Pivotal — On April 24, 2018, Pivotal completed a registered underwritten IPO of its Class A common stock. In conjunction with the IPO, all of Pivotal's preferred equity shares were converted into shares of its common stock on a one-to-one basis, such that upon completion of its IPO, Pivotal's outstanding capital stock consisted solely of common stock. The non-controlling interests' share of equity in Pivotal is reflected as a component of the non-controlling interest in the accompanying Condensed Consolidated Statements of Financial Position and was $921 million and $489 million as of August 3, 2018 and February 2, 2018, respectively. The increase in non-controlling interest for Pivotal is primarily due to the IPO completed during the three months ended May 4, 2018. As of August 3, 2018 and February 2, 2018, the Company held approximately 64.9% and 77.1%, respectively, of the outstanding equity interest in Pivotal.

SecureWorks — The non-controlling interests' share of equity in SecureWorks is reflected as a component of the non-controlling interests in the accompanying Condensed Consolidated Statements of Financial Position and was $96 million and $90 million as of August 3, 2018 and February 2, 2018, respectively. As of August 3, 2018 and February 2, 2018, the Company held approximately 86.5% and 87.1%, respectively, of the outstanding equity interest in SecureWorks, excluding restricted stock awards ("RSAs"). As of August 3, 2018 and February 2, 2018, the Company held approximately 85.6% and 86.3%, respectively, of the outstanding equity interest in SecureWorks, including RSAs.

The effect of changes in the Company's ownership interest in VMware, Inc., Pivotal, and SecureWorks on the Company's equity was as follows:

Six Months Ended
August 3, 2018
(in millions)
Net loss attributable to Dell Technologies Inc.	$(1,135)
Transfers (to) from the non-controlling interests:
Increase in Dell Technologies Inc. additional paid-in-capital for equity issuances and other equity activity	606
Decrease in Dell Technologies Inc. additional paid-in-capital for equity issuances and other equity activity	(535)
Net transfers from non-controlling interests	71
Change from net loss attributable to Dell Technologies Inc. and transfers to/from the non-controlling interests	$(1,064)

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

The Company has two groups of common stock, denoted as the DHI Group Common Stock and the Class V Common Stock. The DHI Group Common Stock consists of four classes of common stock, referred to as Class A Common Stock, Class B Common Stock, Class C Common Stock, and Class D Common Stock. The DHI Group generally refers to the direct and indirect interest of Dell Technologies in all of Dell Technologies' business, assets, properties, liabilities, and preferred stock other than those attributable to the Class V Group, as well as the DHI Group's retained interest in the Class V Group equal to approximately 39% of the Company's economic interest in the Class V Group as of August 3, 2018. The Class V Common Stock is intended to track the economic performance of approximately 61% of the Company's economic interest in the Class V Group as of such date. The Class V Group consists solely of VMware, Inc. common stock held by the Company. As of August 3, 2018, the Class V Group consisted of approximately 331 million shares of VMware, Inc. common stock. See Note 16 of the Notes to the Condensed Consolidated Financial Statements and Exhibit 99.1 filed with the Company's quarterly report on Form 10-Q for the quarterly period ended August 3, 2018 for more information regarding the allocation of earnings from Dell Technologies' interest in VMware, Inc. between the DHI Group and the Class V Common Stock.

For purposes of calculating earnings (loss) per share, the Company used the two-class method. As all classes of DHI Group Common Stock share the same rights in dividends, basic and diluted earnings (loss) per share are the same for each class of DHI Group Common Stock.

The following table sets forth basic and diluted earnings (loss) per share for each of the periods presented:

	Three Months Ended		Six Months Ended
	August 3, 2018	August 4, 2017	August 3, 2018	August 4, 2017
Earnings (loss) per share attributable to Dell Technologies Inc. - basic:
Class V Common Stock - basic	$1.61	$1.00	$3.97	$1.60
DHI Group - basic	$(1.44)	$(1.65)	$(3.39)	$(3.94)

Earnings (loss) per share attributable to Dell Technologies Inc. - diluted:
Class V Common Stock - diluted	$1.58	$1.00	$3.91	$1.59
DHI Group - diluted	$(1.45)	$(1.66)	$(3.40)	$(3.95)

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table sets forth the computation of basic and diluted earnings (loss) per share for each of the periods presented:

	Three Months Ended		Six Months Ended
	August 3, 2018	August 4, 2017	August 3, 2018	August 4, 2017
	(in millions)
Numerator: Class V Common Stock
Net income attributable to Class V Common Stock - basic	$320	$204	$790	$329
Incremental dilution from VMware, Inc. attributable to Class V Common Stock (a)	(5)	(2)	(12)	(4)
Net income attributable to Class V Common Stock - diluted	$315	$202	$778	$325

Numerator: DHI Group
Net loss attributable to DHI Group - basic	$(819)	$(936)	$(1,925)	$(2,232)
Incremental dilution from VMware, Inc. attributable to DHI Group (a)	(4)	(2)	(8)	(3)
Net loss attributable to DHI Group - diluted	$(823)	$(938)	$(1,933)	$(2,235)

Denominator: Class V Common Stock weighted-average shares outstanding
Weighted-average shares outstanding - basic	199	203	199	205
Dilutive effect of options, restricted stock units, restricted stock, and other (b)	—	—	—	—
Weighted-average shares outstanding - diluted	199	203	199	205
Weighted-average shares outstanding - antidilutive (b)	—	—	—	—

Denominator: DHI Group weighted-average shares outstanding
Weighted-average shares outstanding - basic	567	566	568	566
Dilutive effect of options, restricted stock units, restricted stock, and other	—	—	—	—
Weighted-average shares outstanding - diluted	567	566	568	566
Weighted-average shares outstanding - antidilutive (c)	47	36	48	37
____________________

(a)
The incremental dilution from VMware, Inc. represents the impact of VMware, Inc.'s dilutive securities on the diluted earnings (loss) per share of the DHI Group and the Class V Common Stock, respectively, and is calculated by multiplying the difference between VMware, Inc.'s basic and diluted earnings (loss) per share by the number of shares of VMware, Inc. common stock held by the Company.

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents a reconciliation to the consolidated net income (loss) attributable to Dell Technologies Inc.:

	Three Months Ended		Six Months Ended
	August 3, 2018	August 4, 2017	August 3, 2018	August 4, 2017
	(in millions)
Net income attributable to Class V Common Stock	$320	$204	$790	$329
Net loss attributable to DHI Group	(819)	(936)	(1,925)	(2,232)
Net loss attributable to Dell Technologies Inc.	$(499)	$(732)	$(1,135)	$(1,903)

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 16 — CAPITALIZATION

The following table summarizes the Company's authorized, issued, and outstanding common stock as of the dates indicated:

	Authorized	Issued	Outstanding
	(in millions of shares)
Common stock as of February 2, 2018
Class A	600	410	410
Class B	200	137	137
Class C	7,900	24	23
Class D	100	—	—
Class V	343	223	199
	9,143	794	769

Common stock as of August 3, 2018
Class A	600	410	410
Class B	200	137	137
Class C	7,900	24	22
Class D	100	—	—
Class V	343	223	199
	9,143	794	768

Preferred Stock

The Company is authorized to issue one million shares of preferred stock, par value $.01 per share. As of August 3, 2018, no shares of preferred stock were issued or outstanding.

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

Class V Common Stock and Class V Group — In connection with the EMC merger transaction, the Company authorized 343 million shares of Class V Common Stock. The Class V Common Stock is a type of common stock commonly referred to as a tracking stock, which is a class of common stock that is intended to track the economic performance of a defined set of assets and liabilities. As of August 3, 2018, the 199 million shares of outstanding Class V Common Stock were intended to track the economic performance of approximately 61% of Dell Technologies' economic interest in the Class V Group. The Class V Group as of such date consisted solely of approximately 331 million shares of VMware, Inc. common stock held by the Company. The remaining 39% economic interest in the Class V Group as of August 3, 2018 was represented by the approximately 127 million retained interest shares held by the DHI Group.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Repurchases of Common Stock; Treasury Stock

Class V Common Stock Repurchases by Dell Technologies Inc.

Since the date of the EMC merger transaction, the Company has authorized several programs to repurchase shares of its Class V Common Stock. Of the $2.1 billion total authorized for repurchases under the programs, $676 million remained available as of August 3, 2018, all of which is attributable to the DHI Group Repurchase Program, which the board of directors suspended on December 13, 2016 until such time as it authorizes the reinstatement of that program.

During the three months ended August 3, 2018, the Company did not repurchase any Class V Common Stock. During the three months ended August 4, 2017, the Company repurchased 0.4 million shares of Class V Common Stock for an aggregate purchase price of $23 million. The repurchase of these shares was funded by proceeds received by the Class V Group from the sale by a subsidiary of the Company of shares of Class A common stock of VMware, Inc. owned by such subsidiary. Share repurchases made by VMware, Inc. of its Class A common stock from a subsidiary of the Company do not affect the determination of the respective interests of the Class V Common Stock and the DHI Group in the Class V Group. See Exhibit 99.1 filed with the quarterly report on Form 10-Q for the three months ended August 3, 2018 for more information regarding Unaudited Attributed Financial Information for the Class V Group.

All shares of Class V Common Stock repurchased by the Company pursuant to the repurchase programs are held as treasury stock at cost.

DHI Group Common Stock Repurchases

During the three months ended August 3, 2018 the Company repurchased an immaterial number of shares of DHI Group Common Stock for approximately $10 million. During the three months ended August 4, 2017, the Company did not repurchase any shares of DHI Group Common Stock.

All shares of DHI Group Common Stock repurchased by the Company are held as treasury stock at cost.

VMware, Inc. Class A Common Stock Repurchases by VMware, Inc.

Since the date of the EMC merger transaction, VMware, Inc.'s board of directors has authorized the repurchase of a total of $2.2 billion of VMware, Inc.'s Class A common stock, of which $876 million remained available as of August 3, 2018.

During the three months ended August 3, 2018 and August 4, 2017, VMware, Inc. did not repurchase any shares of its Class A common stock.

All shares repurchased under VMware, Inc.'s stock repurchase programs are retired.

Class V Transaction

On July 2, 2018, the Company announced that it had completed its evaluation of potential strategic business opportunities. As a result of such evaluation, the Company has determined to pursue a transaction, referred to as the "Class V transaction," pursuant to an Agreement and Plan of Merger (the "Merger Agreement"), dated as of July 1, 2018, between the Company and Teton Merger Sub Inc. ("Merger Sub"), a Delaware corporation and wholly-owned subsidiary of the Company. The Merger Agreement provides, among other things and subject to the terms and conditions set forth therein, that Merger Sub will be merged with and into the Company (the "Merger"), with the Company continuing as the surviving corporation.

The Merger Agreement provides that, subject to the terms and conditions thereof, at the effective time of the Merger (the "Effective Time"), each share of Class V Common Stock that is issued and outstanding immediately prior to the Effective Time will be canceled and converted into the right to receive, at the holder’s election, (i) 1.3665 shares (the "Share Consideration") of Class C Common Stock or (ii) $109.00 in cash, without interest (the "Cash Consideration"), subject to an aggregate amount of Cash Consideration that may be received by holders of Class V Common Stock in the Merger not exceeding $9 billion (the "Aggregate Cash Consideration Cap"). If the total amount of Cash Consideration elected by holders of Class V Common Stock would exceed the Aggregate Cash Consideration Cap, a portion of the shares with respect to which a holder elects to receive the

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Cash Consideration equal to a fraction, the numerator of which is the Aggregate Cash Consideration Cap and the denominator of which is the aggregate amount of Cash Consideration elected by holders, will be converted into the right to receive the Cash Consideration and the remaining portion of such shares held by such holders will be converted into the right to receive the Share Consideration. Any share of Class V Common Stock for which a valid election to receive Cash Consideration is not in effect at the Effective Time will be converted into Share Consideration. Upon consummation of the Merger, all shares of the Class V Common Stock would be delisted from the New York Stock Exchange and the Class C Common Stock would be listed on the New York Stock Exchange.

In addition, pursuant to the Merger Agreement, as of the Effective Time and unless otherwise agreed by the Company and a holder of a Class V Common Stock-based equity award granted by the Company (a "Class V Award"), each Class V Award will be converted into a new equity award on the same terms and conditions (including applicable vesting requirements and deferral provisions) with respect to the number of shares of Class C Common Stock that is equal to the number of shares of Class V Common Stock that were subject to the Class V Award multiplied by 1.3665 (rounded down to the nearest whole share). The exercise price for any Class V Award options so converted will equal the exercise price of such Class V Award options immediately prior to the Effective Time divided by 1.3665 (rounded up to the nearest whole penny).

In connection with the Merger Agreement, the board of directors of VMware, Inc. declared a conditional $11 billion one‑time special cash dividend pro rata to holders of VMware, Inc. common stock. Immediately prior to the completion of the Class V transaction, subject to the satisfaction of other conditions of the Class V transaction, as well as certain other conditions, VMware, Inc. will pay the special cash dividend to its stockholders. Approximately $8.95 billion of the VMware, Inc. cash dividend will be received by the Company and used to fund all or substantially all of the Cash Consideration paid to holders of the Class V Common Stock in the Class V transaction. The Company will fund any remaining cash consideration, which is not expected to be material, from cash on hand.

The obligation of the Company to complete the Merger and the Class V transaction is subject to stockholder approval and certain other closing conditions as further described in a Current Report on Form 8-K filed by the Company with the SEC on July 2, 2018.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 17 — REDEEMABLE SHARES

Awards under the Company's stock incentive plans include certain rights that allow the holder to exercise a put feature for the underlying Class A or Class C Common Stock after a six month holding period following the issuance of such common stock. The put feature requires the Company to purchase the stock at its fair market value. Accordingly, these awards and such common stock are subject to reclassification from equity to temporary equity, and the Company determines the award amounts to be classified as temporary equity as follows:

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

The amount of redeemable shares classified as temporary equity as of August 3, 2018 was $2.1 billion, which consisted of 2.2 million issued and outstanding unrestricted common shares, 1.3 million RSUs, 0.4 million RSAs, and 27.0 million outstanding stock options. The amount of redeemable shares classified as temporary equity as of February 2, 2018 was $384 million, which consisted of 2.9 million issued and outstanding unrestricted common shares, 0.4 million RSUs, 0.1 million RSAs, and 15.3 million outstanding stock options. The increase in the value of redeemable shares during the six months ended August 3, 2018 was primarily attributable to an increase in DHI Group Common Stock fair value, as well as the reassessment of vesting of performance-based awards.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 18 — SEGMENT INFORMATION

The Company has three reportable segments that are based on the following business units: Infrastructure Solutions Group ("ISG"); Client Solutions Group ("CSG"); and VMware.

ISG previously included Virtustream product and service offerings. Virtustream's cloud software and infrastructure-as-a-service solutions enable customers to migrate, run, and manage mission-critical applications in cloud-based IT environments. During the three months ended May 4, 2018, the Company made certain segment reporting changes, which included the movement of Virtustream's results from ISG to other businesses. None of these changes impacted the Company's previously reported consolidated financial results, but the Company's prior period segment results have been recast to reflect this change.

ISG includes servers, networking, and storage, as well as services and third-party software and peripherals that are closely tied to the sale of ISG hardware. CSG includes sales to commercial and consumer customers of desktops, thin client products, and notebooks, as well as services and third-party software and peripherals that are closely tied to the sale of CSG hardware. VMware offerings include compute, management, cloud, networking, and security storage, mobility, and other end-user computing infrastructure software to businesses that provides a flexible digital foundation for the applications that empower businesses to serve their customers globally.

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents a reconciliation of net revenue by the Company's reportable segments to the Company's consolidated net revenue as well as a reconciliation of consolidated segment operating income to the Company's consolidated operating loss:

	Three Months Ended		Six Months Ended
	August 3, 2018	August 4, 2017	August 3, 2018	August 4, 2017
	(in millions)
Consolidated net revenue:
Infrastructure Solutions Group	$9,227	$7,467	$17,894	$14,428
Client Solutions Group	11,128	9,866	21,399	18,914
VMware	2,194	1,984	4,222	3,802
Reportable segment net revenue	22,549	19,317	43,515	37,144
Other businesses (a)	574	543	1,153	1,072
Unallocated transactions (b)	(1)	(4)	(3)	(5)
Impact of purchase accounting (c)	(180)	(335)	(367)	(690)
Total net revenue	$22,942	$19,521	$44,298	$37,521

Consolidated operating income (loss):
Infrastructure Solutions Group	$1,012	$647	$1,951	$1,153
Client Solutions Group	425	528	958	853
VMware	736	728	1,349	1,339
Reportable segment operating income	2,173	1,903	4,258	3,345
Other businesses (a)	(49)	(29)	(99)	(52)
Unallocated transactions (b)	(16)	(8)	(25)	(2)
Impact of purchase accounting (c)	(215)	(406)	(437)	(829)
Amortization of intangibles	(1,526)	(1,740)	(3,048)	(3,516)
Transaction-related expenses (d)	(104)	(138)	(270)	(329)
Other corporate expenses (e)	(276)	(247)	(545)	(554)
Total operating loss	$(13)	$(665)	$(166)	$(1,937)
_________________

(a)
Pivotal, SecureWorks, RSA Security, Virtustream, and Boomi constitute "Other businesses" and do not meet the requirements for a reportable segment, either individually or collectively. The results of Other businesses are not material to the Company's overall results.

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents the disaggregation of net revenue by reportable segment, and by major product categories within the segments:

	Three Months Ended		Six Months Ended
	August 3, 2018	August 4, 2017	August 3, 2018	August 4, 2017
	(in millions)
Net revenue:
Infrastructure Solutions Group:
Servers and networking	$5,061	$3,777	$9,646	$7,033
Storage	4,166	3,690	8,248	7,395
Total ISG net revenue	9,227	7,467	17,894	14,428
Client Solutions Group:
Commercial	8,109	7,207	15,472	13,549
Consumer	3,019	2,659	5,927	5,365
Total CSG net revenue	11,128	9,866	21,399	18,914
VMware:
Total VMware net revenue	2,194	1,984	4,222	3,802
Total segment net revenue	$22,549	$19,317	$43,515	$37,144

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 19 — SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION

The following table provides additional information on selected accounts included in the Consolidated Statements of Financial Position as of August 3, 2018 and February 2, 2018:

	August 3, 2018	February 2, 2018
	(in millions)
Inventories, net:
Production materials	$1,502	$967
Work-in-process	782	514
Finished goods	1,358	1,197
Total inventories, net	$3,642	$2,678
Other non-current liabilities:
Warranty liability	$176	$172
Deferred and other tax liabilities	6,046	6,590
Other	565	515
Total other non-current liabilities	$6,787	$7,277

Supplemental Cash Flow Information

The following table presents cash, cash equivalents, and restricted cash as reported on the Condensed Consolidated Statements of Financial Position as of August 3, 2018 and February 2, 2018:

	August 3, 2018	February 2, 2018
	(in millions)
Cash and cash equivalents	$15,312	$13,942
Restricted cash - current assets	473	423
Restricted cash - other non-current assets	20	13
Total cash, cash equivalents, and restricted cash	$15,805	$14,378

Restricted cash includes cash required to be held in escrow pursuant to DFS securitization arrangements and VMware, Inc. restricted cash.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 20 — SUBSEQUENT EVENTS

During August 2018, VMware, Inc. announced that it signed a definitive agreement to acquire CloudHealth Technologies, Inc. ("CloudHealth Technologies"). Total consideration for the acquisition, subject to purchase price adjustments, will consist of approximately $500 million in cash and assumed unvested equity awards of the acquiree. CloudHealth Technologies delivers a cloud operations platform that enables customers to help analyze and manage cloud cost, usage, security, and performance centrally for native public clouds. The transaction is expected to close during the three months ended November 2, 2018 and is subject to regulatory approvals and customary closing conditions.

On September 4, 2018, the Company repaid $600 million of the Term Loan A-3 Facility that matures in December 2018.

Other than the matters identified above, there were no known events occurring after the balance sheet date and up until the date of the issuance of this report that would materially affect the information presented herein.

ITEM 2 — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management's discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes included in the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2018 and the recast audited Consolidated Financial Statements and accompanying Notes for the fiscal years ended February 2, 2018 and February 3, 2017 and other financial information included in the Current Report on Form 8-K filed with the SEC on August 6, 2018. Multiple accounting standards were adopted during the three months ended May 4, 2018, which resulted in adjustment or reclassification of amounts previously reported. See Note 1 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information regarding our recently adopted accounting standards.

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

INTRODUCTION

Dell Technologies is a leading global end-to-end technology provider, with a comprehensive portfolio of IT hardware, software and service solutions spanning both traditional infrastructure and emerging, multi-cloud technologies that enable our customers to meet the business needs of tomorrow. We operate eight complementary businesses: our Infrastructure Solutions Group and our Client Solutions Group, as well as VMware, Inc., Pivotal Software, Inc. ("Pivotal"), SecureWorks Corp. ("SecureWorks"), RSA Security LLC ("RSA Security"), Virtustream Group Holdings, Inc. ("Virtustream"), and Boomi, Inc. ("Boomi"). Together our strategically aligned family of businesses operates in close coordination across key functional areas such as product development, go-to-market and global services, and are supported by Dell Financial Services. We believe this operational philosophy enables our platform to seamlessly deliver differentiated and holistic IT solutions to our customers, which has driven significant revenue growth and share gains.

As a result of our significant transformation since the going-private transaction in 2013, Dell Technologies today operates on an extraordinary scale with an unmatched breadth of complementary offerings. Digital transformation has become essential to all businesses, and we have expanded our portfolio to include holistic solutions that enable our customers to drive their ongoing digital transformation initiatives. Dell Technologies’ integrated solutions help customers modernize their IT infrastructure, address workforce transformation and provide critical security solutions to protect against the ever increasing and evolving security threats. With our extensive portfolio and our commitment to innovation, we have the ability to offer secure, integrated solutions that extend from the intelligent edge to the multi-cloud data center ecosystem, and we are at the forefront of the software-defined and cloud native infrastructure era. Our end-to-end portfolio is supported by a differentiated go-to-market engine, which includes a 40,000-person sales force and 150,000 channel partners across 180 countries, and a world-class supply chain that together drive revenue growth and operating efficiencies.

Products and Services

We design, develop, manufacture, market, sell, and support a wide range of hardware, software, and services. We are organized into the following business units, which are our reportable segments: Infrastructure Solutions Group; Client Solutions Group; and VMware.

•
Infrastructure Solutions Group ("ISG") — Our Infrastructure Solutions Group, provides comprehensive data solutions and services, including storage, server, networking and services. Our comprehensive portfolio of advanced storage solutions includes traditional storage solutions as well as next-generation storage solutions (such as all-flash arrays, scale-out file, object platforms, and software-defined solutions), while our server portfolio includes high-performance rack, blade, tower, and hyperscale servers. Our networking portfolio helps our business customers transform and modernize their infrastructure, mobilize and enrich end-user experiences, and accelerate business applications and processes. ISG also offers attached software, peripherals, and services, including support and deployment, configuration, and extended warranty services.

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

•
Client Solutions Group ("CSG") — CSG includes branded hardware (such as PCs, workstations, and notebooks) and branded peripherals (such as displays and projectors), as well as third-party software and peripherals. CSG also offers attached services, including support and deployment, configuration, and extended warranty services.

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

VMware provides compute, management, cloud, networking, and security storage, mobility, and other end-user computing infrastructure software to businesses that provides a flexible digital foundation for the applications that empower businesses to serve their customers globally. VMware has continued to broaden its portfolio and solution offerings beyond software-defined compute software to enable customers to modernize data centers, integrate public clouds, transform networking and security, and empower digital workspaces.

Approximately half of VMware revenue is generated by sales to customers in the United States.

Our other businesses, described below, consist of product and service offerings of Pivotal, SecureWorks, RSA Security, Virtustream, and Boomi. These businesses are not classified as reportable segments, either individually or collectively, as the results of the businesses are not material to our overall results and the businesses do not meet the criteria for reportable segments.

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

•
SecureWorks (NASDAQ: SCWX) is a leading global provider of intelligence-driven information security solutions singularly focused on protecting its clients from cyber attacks. SecureWorks’s solutions enable organizations of varying size and complexity to fortify their cyber defenses to prevent security breaches, detect malicious activity in near real time, prioritize and respond rapidly to security incidents and predict emerging threats.

•
RSA Security provides essential cybersecurity solutions engineered to enable organizations to detect, investigate, and respond to advanced attacks, confirm and manage identities, and, ultimately, help reduce IP theft, fraud, and cybercrime.

•
Virtustream offers cloud software and infrastructure-as-a-service solutions that enable customers to migrate, run, and manage mission-critical applications in cloud-based IT environments, which is a key element of our strategy to help customers support their applications in a variety of cloud-native environments. Beginning in the first quarter of Fiscal 2019, Virtustream results are reported within other businesses, rather than within ISG. This change in reporting structure did not impact our previously reported consolidated financial results, but our prior period segment results have been recast to reflect the change.

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

Dell Financial Services

Dell Financial Services and its affiliates ("DFS") supports our businesses by offering and arranging various financing options and services for our customers in North America, Europe, Australia, and New Zealand. DFS originates, collects, and services customer receivables primarily related to the purchase of our product, software, and service solutions. DFS further strengthens our customer relationships through its flexible consumption models, which enable us to offer our customers the option to pay over time and, in certain cases, based on utilization, providing them with financial flexibility to meet their changing technological requirements. The results of these operations are allocated to our segments based on the underlying product or service financed. For additional information about our financing arrangements, see Note 5 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Strategic Investments and Acquisitions

As part of our strategy, we will continue to evaluate opportunities for strategic investments through our venture capital investment arm, Dell Technologies Capital, with a focus on emerging technology areas that are relevant to the Dell Technologies unique family of businesses and that will complement our existing portfolio of solutions. Our investment areas include storage, software-defined networking, management and orchestration, security, machine learning and artificial intelligence, Big Data and analytics, cloud, Internet of Things, and software development operations. In addition to these investments, we also may make disciplined acquisitions targeting businesses that advance our strategic objectives. As of August 3, 2018 and February 2, 2018, Dell Technologies held strategic investments of $1.0 billion and $0.7 billion, respectively.

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

We expect that ISG will continue to be impacted by the changing nature of the IT infrastructure market and competitive environment. Cloud-native applications are expected to continue as a primary growth driver in the infrastructure market as IT organizations increasingly become multi-cloud environments. We believe the complementary cloud solutions across our business strongly position us to meet these demands for our customers who are increasingly looking to leverage cloud-based computing. We also continue to be impacted by the emerging trends of enterprises deploying software-defined storage, hyper-converged infrastructure, and modular solutions based on server-centric architectures. These trends have put pressure on our traditional storage offerings, and we are focused on strategically repositioning our storage portfolio. Offsetting this, however, is the unprecedented data growth throughout all industries, which is generating continued demand for our storage products and services. We have leading solutions through our ISG and VMware data center offerings. In addition, through our research and development efforts, we expect to develop new solutions in this rapidly changing industry that we believe will enable us to continue to provide superior solutions to our customers.

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

We are able to leverage our traditional strength in the PC market to offer solutions and services that provide higher-value, recurring revenue streams. Given current market trends, we expect that the demand environment will continue to be cyclical and that competitive dynamics will continue to pressure our CSG business. However, we are committed to a long-term growth strategy that we believe will benefit from the consolidation trends that are occurring in our markets. Our CSG offerings remain an important element of our strategy, generating strong cash flow and opportunities for cross-selling of complementary solutions. CSG net revenue represented approximately half of our net revenue during both the second quarter of Fiscal 2019 and the second quarter of Fiscal 2018.

We manage our business on a U.S. dollar basis. However, we have a large global presence, generating approximately half of our revenue by sales to customers outside of the United States during the first six months of Fiscal 2019 and the first six months of Fiscal 2018. Our revenues, therefore, can be impacted by fluctuations in foreign currency exchange rates. We utilize a comprehensive hedging strategy intended to mitigate the impact of foreign currency volatility over time, and we adjust pricing when possible to further minimize foreign currency impacts.

Key Performance Metrics

Our key performance metrics are net revenue, operating income, adjusted EBITDA, and cash flows from operations, which are discussed elsewhere in this report.

Class V Transaction

On July 2, 2018, the Company announced that it had completed its evaluation of potential strategic business opportunities. As a result of such evaluation, the Company has determined to pursue a transaction, referred to as the "Class V transaction," pursuant to an Agreement and Plan of Merger (the "Merger Agreement"), dated as of July 1, 2018, between the Company and Teton Merger Sub Inc. ("Merger Sub"), a Delaware corporation and wholly-owned subsidiary of the Company. The Merger Agreement provides, among other things and subject to the terms and conditions set forth therein, that Merger Sub will be merged with and into the Company (the "Merger"), with the Company continuing as the surviving corporation.

The Merger Agreement provides that, subject to the terms and conditions thereof, at the effective time of the Merger (the "Effective Time"), each share of Class V Common Stock that is issued and outstanding immediately prior to the Effective Time will be canceled and converted into the right to receive, at the holder’s election, (i) 1.3665 shares (the "Share Consideration") of Class C Common Stock or (ii) $109.00 in cash, without interest (the "Cash Consideration"), subject to an aggregate amount of Cash Consideration that may be received by holders of Class V Common Stock in the Merger not exceeding $9 billion (the "Aggregate Cash Consideration Cap"). If the total amount of Cash Consideration elected by holders of Class V Common Stock would exceed the Aggregate Cash Consideration Cap, a portion of the shares with respect to which a holder elects to receive the Cash Consideration equal to a fraction, the numerator of which is the Aggregate Cash Consideration Cap and the denominator of which is the aggregate amount of Cash Consideration elected by holders, will be converted into the right to receive the Cash Consideration and the remaining portion of such shares held by such holders will be converted into the right to receive the Share Consideration. Any share of Class V Common Stock for which a valid election to receive Cash Consideration is not in effect at the Effective Time will be converted into Share Consideration. Upon consummation of the Merger, all shares of the

Class V Common Stock would be delisted from the New York Stock Exchange and the Class C Common Stock would be listed on the New York Stock Exchange.

In addition, pursuant to the Merger Agreement, as of the Effective Time and unless otherwise agreed by the Company and a holder of a Class V Common Stock-based equity award granted by the Company (a "Class V Award"), each Class V Award will be converted into a new equity award on the same terms and conditions (including applicable vesting requirements and deferral provisions) with respect to the number of shares of Class C Common Stock that is equal to the number of shares of Class V Common Stock that were subject to the Class V Award multiplied by 1.3665 (rounded down to the nearest whole share). The exercise price for any Class V Award options so converted will equal the exercise price of such Class V Award options immediately prior to the Effective Time divided by 1.3665 (rounded up to the nearest whole penny).

In connection with the Merger Agreement, the board of directors of VMware, Inc. declared a conditional $11 billion one‑time special cash dividend pro rata to holders of VMware, Inc. common stock. Immediately prior to the completion of the Class V transaction, subject to the satisfaction of other conditions of the Class V transaction, as well as certain other conditions, VMware, Inc. will pay the special cash dividend to its stockholders. Approximately $8.95 billion of the VMware, Inc. cash dividend will be received by the Company and used to fund all or substantially all of the Cash Consideration paid to holders of the Class V Common Stock in the Class V transaction. The Company will fund any remaining cash consideration, which is not expected to be material, from cash on hand.

The obligation of the Company to complete the Merger and the Class V transaction is subject to stockholder approval and certain other closing conditions as further described in a Current Report on Form 8-K filed by the Company with the SEC on July 2, 2018.

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

Non-GAAP product net revenue, non-GAAP services net revenue, non-GAAP net revenue, non-GAAP product gross margin, non-GAAP services gross margin, non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income, and non-GAAP net income, as defined by us, exclude the impact of amortization of intangible assets, purchase accounting, transaction-related expenses, other corporate expenses and, for non-GAAP net income from continuing operations, an aggregate adjustment for income taxes. As the excluded items have a material impact on our financial results, our management compensates for this limitation by relying primarily on our GAAP results and using non-GAAP financial measures supplementally or for projections when comparable GAAP financial measures are not available. The non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for net revenue, gross margin, operating expenses, operating income, or net income prepared in accordance with GAAP, and should be read only in conjunction with financial information presented on a GAAP basis.

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

•
Transaction-related Expenses — Transaction-related expenses consist of acquisition, integration, and divestiture related costs, and are expensed as incurred. These expenses primarily represent costs for legal, banking, consulting, and advisory services, as well as certain compensatory retention awards directly related to the EMC merger transaction.  During the first six months of Fiscal 2019, this category also included approximately $116 million of expenses incurred in the first quarter of Fiscal 2019 related to integration of our inventory policies and management process related to customer evaluation units.

•
Other Corporate Expenses — Other corporate expenses consists of severance, facility action costs, and stock-based compensation expense associated with equity awards. Severance costs are primarily related to severance and benefits for employees terminated pursuant to cost savings initiatives. Facility action costs were $5 million and $14 million, respectively, during the second quarter and first six months of Fiscal 2019, compared to $29 million and $109 million, respectively, during the second quarter and first six months of Fiscal 2018. We continue to integrate owned and leased facilities and may incur additional costs as we seek opportunities for operational efficiencies. Other corporate expenses vary from period to period and are significantly impacted by the timing and nature of these events. Therefore, although we may incur these types of expenses in the future, we believe that eliminating these charges for purposes of calculating the non-GAAP financial measures presented below facilitates a more meaningful evaluation of our current operating performance and comparisons to our past operating performance.

•
Aggregate Adjustment for Income Taxes — The aggregate adjustment for income taxes is the estimated combined income tax effect for the adjustments described above. During the first six months of Fiscal 2019, this category also includes approximately $154 million of tax benefits resulting from the impact of adopting the new revenue standard in the first quarter of Fiscal 2019. The tax effects are determined based on the tax jurisdictions where the above items were incurred.

The table below presents a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP measure for each of the periods presented:

	Three Months Ended			Six Months Ended
	August 3, 2018	% Change	August 4, 2017	August 3, 2018	% Change	August 4, 2017
	(in millions, except percentages)
Product net revenue	$18,149	20%	$15,102	$34,820	21%	$28,736
Non-GAAP adjustments:
Impact of purchase accounting	18		50	35		105
Non-GAAP product net revenue	$18,167	20%	$15,152	$34,855	21%	$28,841

Services net revenue	$4,793	8%	$4,419	$9,478	8%	$8,785
Non-GAAP adjustments:
Impact of purchase accounting	162		285	332		585
Non-GAAP services net revenue	$4,955	5%	$4,704	$9,810	5%	$9,370

Net revenue	$22,942	18%	$19,521	$44,298	18%	$37,521
Non-GAAP adjustments:
Impact of purchase accounting	180		335	367		690
Non-GAAP net revenue	$23,122	16%	$19,856	$44,665	17%	$38,211

Product gross margin	$3,206	38%	$2,327	$6,271	52%	$4,138
Non-GAAP adjustments:
Amortization of intangibles	718		920	1,428		1,870
Impact of purchase accounting	23		63	46		128
Transaction-related expenses	21		6	137		8
Other corporate expenses	2		3	6		6
Non-GAAP product gross margin	$3,970	20%	$3,319	$7,888	28%	$6,150

Services gross margin	$2,917	10%	$2,641	$5,730	8%	$5,287
Non-GAAP adjustments:
Amortization of intangibles	—		—	46		—
Impact of purchase accounting	162		285	332		585
Transaction-related expenses	—		4	—		9
Other corporate expenses	17		10	35		29
Non-GAAP services gross margin	$3,096	5%	$2,940	$6,143	4%	$5,910

Gross margin	$6,123	23%	$4,968	$12,001	27%	$9,425
Non-GAAP adjustments:
Amortization of intangibles	718		920	1,428		1,870
Impact of purchase accounting	185		348	378		713
Transaction-related expenses	21		10	137		17
Other corporate expenses	19		13	41		35
Non-GAAP gross margin	$7,066	13%	$6,259	$13,985	16%	$12,060

	Three Months Ended			Six Months Ended
	August 3, 2018	% Change	August 4, 2017	August 3, 2018	% Change	August 4, 2017
	(in millions, except percentages)
Operating expenses	$6,136	9%	$5,633	$12,167	7%	$11,362
Non-GAAP adjustments:
Amortization of intangibles	(808)		(820)	(1,620)		(1,646)
Impact of purchase accounting	(30)		(58)	(59)		(116)
Transaction-related expenses	(83)		(128)	(133)		(312)
Other corporate expenses	(257)		(234)	(504)		(519)
Non-GAAP operating expenses	$4,958	13%	$4,393	$9,851	12%	$8,769

Operating loss	$(13)	98%	$(665)	$(166)	91%	$(1,937)
Non-GAAP adjustments:
Amortization of intangibles	1,526		1,740	3,048		3,516
Impact of purchase accounting	215		406	437		829
Transaction-related expenses	104		138	270		329
Other corporate expenses	276		247	545		554
Non-GAAP operating income	$2,108	13%	$1,866	$4,134	26%	$3,291

Net loss	$(461)	38%	$(739)	$(999)	49%	$(1,942)
Non-GAAP adjustments:
Amortization of intangibles	1,526		1,740	3,048		3,516
Impact of purchase accounting	215		406	437		829
Transaction-related expenses	104		138	270		329
Other corporate expenses	276		247	545		554
Aggregate adjustment for income taxes	(311)		(680)	(778)		(1,413)
Non-GAAP net income	$1,349	21%	$1,112	$2,523	35%	$1,873

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

The table below presents a reconciliation of EBITDA and adjusted EBITDA to net loss from continuing operations for the periods presented:

	Three Months Ended			Six Months Ended
	August 3, 2018	% Change	August 4, 2017	August 3, 2018	% Change	August 4, 2017
	(in millions, except percentages)
Net loss	$(461)	38%	$(739)	$(999)	49%	$(1,942)
Adjustments:
Interest and other, net (a)	455		545	925		1,117
Income tax benefit	(7)		(471)	(92)		(1,112)
Depreciation and amortization	1,931		2,142	3,845		4,354
EBITDA	$1,918	30%	$1,477	$3,679	52%	$2,417

EBITDA	$1,918	30%	$1,477	$3,679	52%	$2,417
Adjustments:
Stock-based compensation expense	216		208	415		409
Impact of purchase accounting (b)	145		335	367		692
Transaction-related expenses (c)	85		138	251		329
Other corporate expenses (d)	95		22	130		128
Adjusted EBITDA	$2,459	13%	$2,180	$4,842	22%	$3,975
________________

(a)	See "Results of Operations — Interest and Other, Net" for more information on the components of interest and other, net.

(b)	This amount includes the non-cash purchase accounting adjustments related to the EMC merger transaction and the going-private transaction.

(c)	Transaction-related expenses consist of acquisition, integration, and divestiture related costs.

(d)	Consists of severance and facility action costs.

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

	Three Months Ended					Six Months Ended
	August 3, 2018			August 4, 2017		August 3, 2018			August 4, 2017
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue
	(in millions, except percentages)
Net revenue:
Product	$18,149	79.1%	20%	$15,102	77.4%	$34,820	78.6%	21%	$28,736	76.6%
Services	4,793	20.9%	8%	4,419	22.6%	9,478	21.4%	8%	8,785	23.4%
Total net revenue	$22,942	100.0%	18%	$19,521	100.0%	$44,298	100.0%	18%	$37,521	100.0%
Gross margin:
Product (a)	$3,206	17.7%	38%	$2,327	15.4%	$6,271	18.0%	52%	$4,138	14.4%
Services (b)	2,917	60.9%	10%	2,641	59.8%	5,730	60.5%	8%	5,287	60.2%
Total gross margin	$6,123	26.7%	23%	$4,968	25.4%	$12,001	27.1%	27%	$9,425	25.1%
Operating expenses	$6,136	26.8%	9%	$5,633	28.8%	$12,167	27.5%	7%	$11,362	30.3%
Operating loss	$(13)	(0.1)%	98%	$(665)	(3.4)%	$(166)	(0.4)%	91%	$(1,937)	(5.2)%
Net loss	$(461)	(2.0)%	38%	$(739)	(3.8)%	$(999)	(2.3)%	49%	$(1,942)	(5.2)%
Net loss attributable to Dell Technologies Inc.	$(499)	(2.2)%	32%	$(732)	(3.7)%	$(1,135)	(2.6)%	40%	$(1,903)	(5.1)%

Non-GAAP Financial Information
Non-GAAP net revenue:
Product	$18,167	78.6%	20%	$15,152	76.3%	$34,855	78.0%	21%	$28,841	75.5%
Services	4,955	21.4%	5%	4,704	23.7%	9,810	22.0%	5%	9,370	24.5%
Total non-GAAP net revenue	$23,122	100.0%	16%	$19,856	100.0%	$44,665	100.0%	17%	$38,211	100.0%
Non-GAAP gross margin:
Product (a)	$3,970	21.9%	20%	$3,319	21.9%	$7,888	22.6%	28%	$6,150	21.3%
Services (b)	3,096	62.5%	5%	2,940	62.5%	6,097	62.2%	3%	5,910	63.1%
Total non-GAAP gross margin	$7,066	30.6%	13%	$6,259	31.5%	$13,985	31.3%	16%	$12,060	31.6%
Non-GAAP operating expenses	$4,958	21.4%	13%	$4,393	22.1%	$9,851	22.1%	12%	$8,769	22.9%
Non-GAAP operating income	$2,108	9.1%	13%	$1,866	9.4%	$4,134	9.3%	26%	$3,291	8.6%
Non-GAAP net income	$1,349	5.8%	21%	$1,112	5.6%	$2,523	5.6%	35%	$1,873	4.9%
EBITDA	$1,918	8.3%	30%	$1,477	7.4%	$3,679	8.2%	52%	$2,417	6.3%
Adjusted EBITDA	$2,459	10.6%	13%	$2,180	11.0%	$4,842	10.8%	22%	$3,975	10.4%
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

Non-GAAP product net revenue, non-GAAP services net revenue, non-GAAP net revenue, non-GAAP product gross margin, non-GAAP services gross margin, non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income, non-GAAP net income from continuing operations, EBITDA, and adjusted EBITDA are not measurements of financial performance prepared in accordance with GAAP. Non-GAAP financial measures as a percentage of revenue are calculated based on non-GAAP net revenue. See "Non‑GAAP Financial Measures" for additional information about these non-GAAP financial measures, including our reasons for including these measures, material limitations with respect to the usefulness of the measures, and a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.

Overview

The strong global macro environment has generated strong demand for our products. Dell Technologies is well-positioned to meet this demand with complementary solutions across our strategically aligned family of businesses. During both the second quarter and first six months of Fiscal 2019, our net revenue increased 18%. During the second quarter and first six months of Fiscal 2019, our non-GAAP net revenue increased 16% and 17%, respectively. The increases in net revenue and non-GAAP net revenue were attributable to increases in net revenue across all three business units. The momentum in server, client, and VMware that started building last year has continued into Fiscal 2019 and we are seeing progress in the growth of our storage business revenue.

During the second quarter of Fiscal 2019 and Fiscal 2018, our operating loss was $13 million and $0.7 billion, respectively. The decrease in our operating loss for the second quarter of Fiscal 2019 was primarily attributable to a decrease in amortization of intangible assets and purchase accounting adjustments related to the EMC merger transaction and an increase in operating income for ISG. During the first six months of Fiscal 2019 and Fiscal 2018, our operating loss was $0.2 billion and $1.9 billion, respectively. The decrease in our operating loss for the first six months of Fiscal 2019 was primarily attributable to a decrease in amortization of intangible assets and purchase accounting adjustments and an increase in operating income for ISG and CSG.

Amortization of intangible assets and purchase accounting adjustments that impacted operating income totaled $1.7 billion and $2.1 billion for the second quarter of Fiscal 2019 and Fiscal 2018, respectively, and $3.5 billion and $4.3 billion for the first six months of Fiscal 2019 and Fiscal 2018, respectively. Excluding these costs, transaction-related expenses, and other corporate expenses, non-GAAP operating income during the second quarter of Fiscal 2019 increased 13% to $2.1 billion, and during the first six months of Fiscal 2019 non-GAAP operating income increased 26% to $4.1 billion. Non-GAAP operating income during the second quarter of Fiscal 2019 increased primarily due to an increase in operating income for ISG. The increase in non-GAAP operating income for the first six months of Fiscal 2019 was primarily due to an increase in operating income for ISG and CSG.

Cash provided by operating activities was $3.8 billion and $2.1 billion during the first six months of Fiscal 2019 and Fiscal 2018, respectively. The increase in operating cash flows during the first six months of Fiscal 2019 was driven by business momentum, improved profitability, and working capital discipline. See "Market Conditions, Liquidity, and Capital Commitments" for further information on our cash flow metrics.

Net Revenue

During both the second quarter and first six months of Fiscal 2019, our net revenue increased 18%. During the second quarter and first six months of Fiscal 2019, our non-GAAP net revenue increased 16% and 17%, respectively. The increases in net revenue and non-GAAP net revenue were attributable to increases in net revenue across all three business units. See "Business Unit Results" for further information.

•
Product Net Revenue — Product net revenue includes revenue from the sale of hardware products and software licenses. During the second quarter of Fiscal 2019, product net revenue and non-GAAP product net revenue both increased 20%, and during the first six months of Fiscal 2019, product net revenue and non-GAAP product net revenue both increased 21%. These increases were attributable to an increase in product revenue for ISG, CSG, and VMware, driven by strength in sales across all product categories.

•
Services Net Revenue — Services net revenue includes revenue from our services offerings and support services related to hardware products and software licenses. During the second quarter of Fiscal 2019, services net revenue and non-GAAP services net revenue increased 8% and 5%, respectively. During the first six months of Fiscal 2019, services net revenue and non-GAAP services net revenue increased 8% and 5%, respectively. These increases were primarily due to an increase in services revenue for support and deployment and VMware software maintenance.

From a geographical perspective, net revenue generated by sales to customers in all regions increased in the second quarter and first six months of Fiscal 2019 due to strong performance globally in all three business units.

Gross Margin

During the second quarter and first six months of Fiscal 2019, our gross margin increased 23% to $6.1 billion and 27% to $12.0 billion, respectively. Our gross margin percentage increased 130 basis points to 26.7% and 200 basis points to 27.1%, respectively, during the second quarter and first six months of Fiscal 2019. The increases in our gross margin were primarily attributable to higher gross margin across all three business units and, to a lesser extent, a decrease in the combined impact of amortization of intangibles and purchase accounting adjustments. The increases in our gross margin percentage during the second quarter and first six months of Fiscal 2019 were primarily attributable to a decrease in amortization of intangibles and purchase accounting adjustments, offset partially by gross margin rate pressure in CSG and product mix dynamics in ISG due to growth in sales of servers.

Our gross margin for the second quarter and first six months of Fiscal 2019 included the effect of amortization of intangibles and purchase accounting adjustments of $0.9 billion and $1.8 billion, respectively. In comparison, the impact of amortization of intangibles and purchase accounting adjustments in the second quarter and first six months of Fiscal 2018 totaled $1.3 billion and $2.6 billion, respectively. Excluding these costs, transaction-related expenses, and other corporate expenses, total non-GAAP gross margin for the second quarter and first six months of Fiscal 2019 increased 13% to $7.1 billion and 16% to $14.0 billion, respectively, and non-GAAP gross margin percentage decreased 90 basis points to 30.6% and 30 basis points to 31.3%, respectively. The increases in our non-GAAP gross margin were attributable to increases in gross margin across all three business units. The decreases in our non-GAAP gross margin percentage were primarily due to gross margin rate pressure in CSG and product mix dynamics in ISG due to growth in sales of servers.

•
Products — During the second quarter of Fiscal 2019, product gross margin increased 38% to $3.2 billion, and product gross margin percentage increased 230 basis points to 17.7%. During the second quarter of Fiscal 2019, non-GAAP product gross margin increased 20% to $4.0 billion, and non-GAAP product gross margin percentage remained constant at 21.9%. These increases in product gross margin and non-GAAP product gross margin were driven primarily by increases in product revenue in all three business units due to strength in sales of ISG servers and storage, CSG commercial products, and VMware software licenses. Product gross margin also benefited from a decrease in the impact of amortization of intangibles and purchase accounting adjustments. Product gross margin percentage increased primarily as a result of a decrease in the impact of amortization of intangibles and purchase accounting adjustments. Non-GAAP product gross margin percentage remained unchanged, due to increases in product gross margin percentages for ISG and VMware that were offset by a decrease in product gross margin percentage for CSG.

During the first six months of Fiscal 2019 product gross margin increased 52% to $6.3 billion, and product gross margin percentage increased 360 basis points to 18.0%. During the first six months of Fiscal 2019, non-GAAP product gross margin increased 28% to $7.9 billion, and non-GAAP product gross margin percentage increased 130 basis points to 22.6%. These increases in product gross margin and non-GAAP product gross margin were driven primarily by increases in product revenue in all three business units due to strength in sales of ISG servers and storage, CSG commercial products, and VMware software licenses. Product gross margin percentage and non-GAAP product gross margin percentage increased primarily as a result of higher product gross margin percentages for ISG and CSG commercial products.

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

•
Services — During the second quarter of Fiscal 2019, services gross margin increased 10% to $2.9 billion, and services gross margin percentage increased 110 basis points to 60.9%. Services gross margin and gross margin percentage increased due to growth in services gross margin across all business units, particularly in VMware services and ISG support and deployment. Services gross margin also benefited from a decrease in purchase accounting adjustments, which totaled $0.2 billion and $0.3 billion, respectively, during the second quarter of Fiscal 2019 and Fiscal 2018. Excluding these costs, transaction-related expenses, and other corporate expenses, non-GAAP services gross margin increased 5% to $3.1 billion, and non-GAAP services gross margin percentage remained unchanged at 62.5%.

During the first six months of Fiscal 2019, services gross margin increased 8% to $5.7 billion, and services gross margin percentage increased 30 basis points to 60.5%. Services gross margin and gross margin percentage increased due to growth in services gross margin across all business units, particularly in VMware services and ISG support and deployment. Services gross margin also benefited from a decrease in purchase accounting adjustments, which totaled $0.3 billion and $0.6 billion, respectively, during the first six months of Fiscal 2019 and Fiscal 2018. Excluding these costs, transaction-related expenses, and other corporate expenses, non-GAAP services gross margin increased 3% to $6.1 billion, and non-GAAP services gross margin percentage decreased 90 basis points to 62.2%.

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

The terms and conditions of our vendor rebate programs are largely based on product volumes and are generally negotiated either at the beginning of the annual or quarterly period, depending on the program. The timing and amount of vendor rebates and other discounts we receive under the programs may vary from period to period, reflecting changes in the competitive environment. We monitor our component costs and seek to address the effects of any changes to terms that might arise under our vendor rebate programs. Our gross margins for the second quarter and first six months of Fiscal 2019 and Fiscal 2018 were not materially affected by any changes to the terms of our vendor rebate programs, as the amounts we received under these programs were generally stable relative to our total net cost. We are not aware of any significant changes to vendor pricing or rebate programs that may impact our results in the near term.

In addition, we have pursued legal action against certain vendors and are currently involved in negotiations with other vendors regarding their past pricing practices. We have negotiated settlements with some of these vendors and may have additional settlements in future periods. These settlements are allocated to our segments based on the relative amount of affected vendor products sold by each segment. As discussed above, a pricing settlement was recorded in the second quarter of Fiscal 2018 that benefited product gross margins by $68 million in the second quarter and first six months of Fiscal 2018.  No such settlements were recorded in the second quarter and first six months of Fiscal 2019 that would have a material impact on product gross margins in the current quarter or affect comparability with product gross margin in the second quarter and first six months of Fiscal 2018.

Operating Expenses

The following table presents information regarding our operating expenses during each of the periods presented:

	Three Months Ended					Six Months Ended
	August 3, 2018			August 4, 2017		August 3, 2018			August 4, 2017
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue
	(in millions, except percentages)
Operating expenses:
Selling, general, and administrative	$4,961	21.7%	9%	$4,540	23.2%	$9,905	22.4%	8%	$9,136	24.4%
Research and development	1,175	5.1%	8%	1,093	5.6%	2,262	5.1%	2%	2,226	5.9%
Total operating expenses	$6,136	26.8%	9%	$5,633	28.8%	$12,167	27.5%	7%	$11,362	30.3%

Other Financial Information
Non-GAAP operating expenses	$4,958	21.4%	13%	$4,393	22.1%	$9,851	22.1%	12%	$8,769	22.9%

During the second quarter and first six months of Fiscal 2019, total operating expenses increased 9% and 7%, respectively. Our operating expenses include the impact of purchase accounting, amortization of intangible assets, transaction-related expenses, and other corporate expenses. In aggregate, these items totaled $1.2 billion for both the second quarter of Fiscal 2019 and Fiscal 2018, and $2.3 billion and $2.6 billion for the first six months of Fiscal 2019 and Fiscal 2018, respectively. Excluding these costs, total non-GAAP operating expenses for the second quarter and first six months of Fiscal 2019 increased 13% and 12%, respectively. The increases in operating expenses and non-GAAP operating expenses were primarily due to an increase in selling expenses associated with our revenue growth and sales headcount.

•
Selling, General, and Administrative — Selling, general, and administrative ("SG&A") expenses increased 9% and 8%, respectively, during the second quarter and first six months of Fiscal 2019. The increases in SG&A expenses were primarily driven by investments in our go-to-market capabilities and higher performance-driven commission costs.

•
Research and Development — Research and development ("R&D") expenses are primarily composed of personnel-related expenses related to product development. R&D expenses as a percentage of net revenue for the second quarter of Fiscal 2019 and Fiscal 2018 were approximately 5.1% and 5.6%, respectively. In comparison, R&D expenses as a percentage of net revenue for the first six months of Fiscal 2019 and Fiscal 2018 were approximately 5.1% and 5.9%, respectively. The decreases in R&D expenses as a percentage of net revenue was attributable to revenue growth that outpaced the scale of R&D investments.  As our industry continues to change and as the needs of our customers evolve, we intend to support R&D initiatives to innovate and introduce new and enhanced solutions into the market.

We continue to make investments designed to enable growth, particularly in our sales force, marketing, and R&D, while balancing our efforts to drive cost efficiencies in the business.

Operating Income/Loss

During the second quarter of Fiscal 2019, our operating loss decreased 98% to $13 million. The decrease in our operating loss for the second quarter of Fiscal 2019 was primarily attributable to a decrease in amortization of intangible assets and purchase accounting adjustments and an increase in operating income for ISG. During the first six months of Fiscal 2019, our operating loss decreased to 91% to $0.2 billion. The decrease in our operating loss for the first six months of Fiscal 2019 was primarily attributable to a decrease in amortization of intangible assets and purchase accounting adjustments and an increase in operating income for ISG and CSG.

Amortization of intangible assets and purchase accounting adjustments that impacted operating income totaled $1.7 billion and $2.1 billion for second quarter of Fiscal 2019 and Fiscal 2018, respectively, and $3.5 billion and $4.3 billion for the first six months of Fiscal 2019 and Fiscal 2018, respectively. Excluding these costs, transaction-related expenses, and other corporate expenses, non-GAAP operating income during the second quarter of Fiscal 2019 increased 13% to $2.1 billion, and non-GAAP operating income increased 26% to $4.1 billion during the first six months of Fiscal 2019. Non-GAAP operating income during the second quarter of Fiscal 2019 increased primarily due to an increase in operating income for ISG. The increase in non-GAAP operating income for the first six months of Fiscal 2019 was primarily due to an increase in operating income for ISG and CSG.

Interest and Other, Net

The following table provides information regarding interest and other, net for each of the periods presented:

	Three Months Ended		Six Months Ended
	August 3, 2018	August 4, 2017	August 3, 2018	August 4, 2017
	(in millions)
Interest and other, net:
Investment income, primarily interest	$85	$47	$163	$85
Gain (loss) on investments, net	139	26	246	25
Interest expense	(622)	(598)	(1,218)	(1,195)
Foreign exchange	(34)	(15)	(111)	(42)
Other	(23)	(5)	(5)	10
Total interest and other, net	$(455)	$(545)	$(925)	$(1,117)

Effective in the first quarter of Fiscal 2019, we adopted the new accounting guidance for "Recognition and Measurement of Financial Assets and Financial Liabilities." As a result, we record in interest and other, net, changes in the fair value of our publicly-traded strategic investments and changes in the value of our strategic investments without readily determinable fair values when adjusted to fair value upon observable price changes or impairment. During the second quarter and first six months of Fiscal 2019, changes in interest and other, net were favorable by $90 million and $192 million, respectively, primarily due gains on strategic investments. See Note 1 and Note 4 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information regarding our recently adopted accounting standards and our investments, respectively.

Income and Other Taxes

For the second quarter and first six months of Fiscal 2019, our effective income tax rates were 1.5% and 8.4%, respectively, on pre-tax losses of $0.5 billion and $1.1 billion, respectively. For the second quarter and first six months of Fiscal 2018, our effective income tax rates were 38.9% and 36.4%, respectively, on pre-tax losses of $1.2 billion and $3.1 billion, respectively. The changes in our effective income tax rates for the second quarter and first six months of Fiscal 2019 were primarily attributable to impacts of U.S. Tax Reform. The change in our effective income tax rate for the first six months of Fiscal 2019, was also impacted by discrete tax benefits resulting from the impact of adopting the new revenue standard.

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

GAAP requires the effect of a change in tax laws to be recognized in the period that includes the enactment date.  Accordingly, for Fiscal 2018 we recognized a provisional tax benefit of $0.5 billion related to U.S. Tax Reform, primarily driven by a $1.5 billion tax benefit related to the remeasurement of deferred tax assets and liabilities, offset by $1.0 billion of current and future income tax expenses related to the Transition Tax. Our provisional benefit will be adjusted once the analysis is complete, but no later than the fourth quarter of Fiscal 2019. We continue to collect and process the data necessary to complete the analysis. In addition, the U.S. Treasury Department issued proposed regulations as guidance for the Transition Tax on August 1, 2018. We are also evaluating the impact of this guidance on the calculation of our provisional benefit. As a result, no adjustments have been made to the provisional amount recorded for Fiscal 2018. Revisions to our provisional estimates may be material. Any final guidance to be issued by the U.S. Treasury Department also could further affect the provisional calculation.

Additionally, when we file our U.S. tax return for the fiscal year ended February 2, 2018, any changes to the tax positions for temporary differences compared to the estimates used for the provisional estimate will result in an adjustment of the estimated tax benefit recorded for Fiscal 2018.

Our effective income tax rate can fluctuate depending on the geographic distribution of our worldwide earnings, as our foreign earnings are generally taxed at lower rates than in the United States. The differences between our effective income tax rate and the U.S. federal statutory rate of 21% principally result from the geographical distribution of income and differences between the book and tax treatment of certain items. In certain jurisdictions, our tax rate is significantly less than the applicable statutory rate as a result of tax holidays. The majority of our foreign income that is subject to these tax holidays and lower tax rates is attributable to Singapore, China, and Malaysia. A significant portion of these income tax benefits is related to a tax holiday that will expire at the end of Fiscal 2019. We are currently seeking new terms for the affected subsidiary beyond Fiscal 2019, and it is uncertain whether any terms will be agreed upon. Our other tax holidays will expire in whole or in part during Fiscal 2019 through Fiscal 2023. Many of these tax holidays and reduced tax rates may be extended when certain conditions are met or may be terminated early if certain conditions are not met.

For further discussion regarding tax matters, including the status of income tax audits, see Note 12 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Net Income/Loss

During the second quarter and first six months of Fiscal 2019, net loss decreased 38% to $0.5 billion and 49% to $1.0 billion, respectively. The decreases in net loss during the second quarter and first six months of Fiscal 2019 were primarily attributable to a decrease in operating loss and, to a lesser extent, a decrease in interest and other, net expense, which was partially offset by a decrease in tax benefit.

Net loss for the second quarter and first six months of Fiscal 2019 included amortization of intangible assets, the impact of purchase accounting, transaction-related expenses, and other corporate expenses. Excluding these costs and the related tax impacts, non-GAAP net income increased 21% to $1.3 billion and 35% to $2.5 billion during the second quarter and first six months of Fiscal 2019, respectively. The increases in non-GAAP net income were primarily attributable to an increase in operating income and a decrease in interest and other, net expense, which was partially offset by an increase in income tax expense.

Non-controlling Interests

During the second quarter and first six months of Fiscal 2019, net income attributable to non-controlling interests was $38 million and $136 million, respectively, compared to a net loss attributable to non-controlling interests of $7 million and $39 million, respectively, during the second quarter and first six months of Fiscal 2018. Net income or loss attributable to non-controlling interests consisted of net income or loss attributable to our non-controlling interests in VMware, Inc., Pivotal, and SecureWorks. For more information about our non-controlling interests, see Note 14 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Net Loss Attributable to Dell Technologies Inc.

Net loss attributable to Dell Technologies Inc. represents net loss and an adjustment for non-controlling interests. During the second quarter of Fiscal 2019 and Fiscal 2018, net loss attributable to Dell Technologies Inc. was $0.5 billion and $0.7 billion, respectively, compared to $1.1 billion and $1.9 billion, respectively, during the first six months of Fiscal 2019 and Fiscal 2018. The decreases in net loss attributable to Dell Technologies Inc. were primarily attributable to decreases in net loss over both periods.

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

During the first quarter of Fiscal 2019, we made certain segment reporting changes, which included the movement of Virtustream results from ISG to other businesses. None of these changes impacted our previously reported consolidated financial results, but our prior period segment results have been recast to reflect this change.

Infrastructure Solutions Group:

The following table presents net revenue and operating income attributable to ISG for the respective periods:

	Three Months Ended			Six Months Ended
	August 3, 2018	% Change	August 4, 2017	August 3, 2018	% Change	August 4, 2017
	(in millions, except percentages)
Net Revenue:
Servers and networking	$5,061	34%	$3,777	$9,646	37%	$7,033
Storage	4,166	13%	3,690	8,248	12%	7,395
Total ISG net revenue	$9,227	24%	$7,467	$17,894	24%	$14,428

Operating Income:
ISG operating income	$1,012	56%	$647	$1,951	69%	$1,153
% of segment net revenue	11.0%		8.7%	10.9%		8.0%

Net Revenue — During both the second quarter and first six months of Fiscal 2019, ISG net revenue increased 24%, primarily due to an increase in sales of servers and networking as well as an increase in sales of storage. Revenue from servers and networking increased 34% and 37%, respectively, during the second quarter and first six months of Fiscal 2019, driven by an increase in both average selling price and units sold of our PowerEdge servers. Average selling prices increased due to the sale of servers with higher memory and storage content, which is driven by customer demand for servers that enable big data analytics and software-defined solutions, as well as increased component costs. Storage revenue increased 13% and 12%, respectively, during the second quarter and first six months of Fiscal 2019 due to accumulated demand from the fourth quarter of Fiscal 2018 that was realized in the first half of the year, as well as strong growth in our unstructured storage array solutions and our hyper-converged infrastructure products. We were encouraged by the improved demand for our storage products, where we have been making go-to-market investments and enhancements to our solutions offerings. Component costs during the second quarter and first six months of Fiscal 2019 were slightly inflationary in the aggregate for ISG, and we continue to monitor our pricing in response to the current component cost environment. However, we expect the aggregate ISG component cost environment to become slightly deflationary through the second half of Fiscal 2019.

In ISG, we continue to see interest in flexible consumption models by our customers as they seek to build greater flexibility into their cost structures. We generally provide these solutions under multi-year contracts that typically result in recognition of revenue over the term of the arrangement. We expect these flexible consumption models will further strengthen our customer relationships and will build more predictable revenue streams over time.

From a geographical perspective, net revenue attributable to ISG increased across all regions during the second quarter and first six months of Fiscal 2019.

Operating Income — During the second quarter and first six months of Fiscal 2019, ISG operating income increased 230 basis points to 11.0% and 290 basis points to 10.9%, respectively, primarily due to a decrease in operating expenses as a percentage of revenue. Despite the investments we have been making in our go-to-market capabilities and solutions offerings, operating expenses decreased as a percentage of revenue as a result of revenue growth that outpaced the scale of these investments. The benefit from the decrease in operating expense percentage was partially offset by a decrease in ISG gross margin percentage due to a shift in product mix to servers, which typically have a lower gross margin than storage products.

Client Solutions Group:

The following table presents net revenue and operating income attributable to CSG for the respective periods:

	Three Months Ended			Six Months Ended
	August 3, 2018	% Change	August 4, 2017	August 3, 2018	% Change	August 4, 2017
	(in millions, except percentages)
Net Revenue:
Commercial	$8,109	13%	$7,207	$15,472	14%	$13,549
Consumer	3,019	14%	2,659	5,927	10%	5,365
Total CSG net revenue	$11,128	13%	$9,866	$21,399	13%	$18,914

Operating Income:
CSG operating income	$425	(20)%	$528	$958	12%	$853
% of segment net revenue	3.8%		5.4%	4.5%		4.5%

Net Revenue — During both the second quarter and first six months of Fiscal 2019, CSG net revenue increased 13%, driven by continued strong demand and increased sales volume across both commercial and consumer categories in notebooks, workstations, and desktops, as we were able to deliver strong performance in a better than expected demand environment. Overall average selling prices were higher, driven by an increase in both the commercial and consumer product categories, as we managed our pricing in response to the inflationary cost environment over the past year. We expect the cost environment for CSG to be deflationary for the remainder of Fiscal 2019.

From a geographical perspective, net revenue attributable to CSG increased across all regions during the second quarter and first six months of Fiscal 2019.

Operating Income — During the second quarter of Fiscal 2019, CSG operating income as a percentage of net revenue decreased 160 basis points to 3.8%. The changes in our CSG operating income percentage included a $68 million favorable impact from a vendor pricing settlement received during the second quarter of Fiscal 2018, which resulted in an incremental benefit of 70 basis points to our operating income percentage during the period. Excluding the benefit of the vendor settlement to operating income in the second quarter of Fiscal 2018, we experienced a decrease of 90 basis points in our operating income percentage. This decrease was primarily due to higher component costs that negatively impacted CSG gross margin and to an increase in CSG operating expense as a percentage of revenue resulting from higher performance-driven commission costs and marketing expense related to our net revenue growth.

During the first six months of Fiscal 2019, CSG operating income as a percentage of net revenue and was unchanged at 4.5%. The vendor pricing settlement received during the second quarter of Fiscal 2018 resulted in an incremental benefit of 40 basis points to our operating income percentage during the first six months of Fiscal 2018. Excluding the benefit of the vendor settlement to operating income in the second quarter of Fiscal 2018, we experienced a decrease of 40 basis points in CSG operating income. The decrease was attributable to higher component costs that negatively impacted CSG gross margin and to an increase in CSG operating expense as a percentage of revenue due to higher performance-driven commission costs and marketing expense related to our net revenue growth.

VMware:

The following table presents net revenue and operating income attributable to VMWare for the respective periods:

	Three Months Ended			Six Months Ended
	August 3, 2018	% Change	August 4, 2017	August 3, 2018	% Change	August 4, 2017
	(in millions, except percentages)
Net Revenue:
VMware net revenue	$2,194	11%	$1,984	$4,222	11%	$3,802

Operating Income:
VMware operating income	$736	1%	$728	$1,349	1%	$1,339
% of segment net revenue	33.5%		36.7%	32.0%		35.2%

Net Revenue — VMware net revenue primarily consisted of revenue from the sale of software licenses under perpetual licenses, related software maintenance and support, training, consulting services, and hosted services. VMware net revenue during both the second quarter and first six months of Fiscal 2019 increased 11%, primarily due to growth in software license revenue and sales of maintenance services. Software license revenue benefited from broad-based growth across the product portfolio. Software maintenance revenue benefited from strong renewals, revenue recognized from maintenance contracts sold in prior periods, and new maintenance contracts sold during the period.

From a geographical perspective, approximately half of VMware net revenue during the second quarter and first six months of Fiscal 2019 was generated by sales to customers in the United States. VMware net revenue for the second quarter and first six months of Fiscal 2019 benefited from growth in all major geographies.

Operating Income — During the second quarter and first six months of Fiscal 2019, VMware operating income as a percentage of net revenue decreased 320 basis points to 33.5% and 320 basis points to 32.0%, respectively, driven by an increase in operating expenses as a percentage of revenue due to an increase in compensation-related expense associated with sales and sales support, resulting from increased performance-driven commission costs and headcount, as well as an increase in R&D expenses.

See Exhibit 99.1 filed with this report for information on the differences between VMware reportable segment results and VMware, Inc. results.

OTHER BALANCE SHEET ITEMS

Accounts Receivable

We sell products and services directly to customers and through a variety of sales channels, including retail distribution. Our accounts receivable, net, was $11.2 billion and $11.7 billion as of August 3, 2018 and February 2, 2018, respectively. We maintain an allowance for doubtful accounts to cover receivables that may be deemed uncollectible. The allowance for losses is based on a provision for accounts that are collectively evaluated based on historical bad debt experience as well as specific identifiable customer accounts that are deemed at risk. As of August 3, 2018 and February 2, 2018, the allowance for doubtful accounts was $102 million and $103 million, respectively. Based on our assessment, we believe that we are adequately reserved for expected credit losses. We monitor the aging of our accounts receivable and continue to take actions to reduce our exposure to credit losses.

Dell Financial Services and Financing Receivables

Dell Financial Services and its affiliates ("DFS") offers a wide range of financial services, including originating, collecting, and servicing customer receivables primarily related to the purchase of Dell Technologies' products and services. In some cases, we also offer financing on the purchase of third-party technology products that complement our portfolio of products and services. New financing originations were $1.9 billion and $1.6 billion for the second quarter of Fiscal 2019 and Fiscal 2018, respectively, and $3.6 billion and $2.7 billion for the first six months of Fiscal 2019 and Fiscal 2018, respectively. As of August 3, 2018 and February 2, 2018, our financing receivables, net were $8.2 billion and $7.6 billion, respectively.

We have securitization facilities to fund revolving loans and fixed-term leases and loans through consolidated special purpose entities, referred to as SPEs, which we account for as secured borrowings. We transfer certain U.S. and European customer financing receivables to these SPEs, whose purpose is to facilitate the funding of customer receivables through financing arrangements with multi-seller conduits that issue asset-backed debt securities in the capital markets and to private investors. During the second quarter of Fiscal 2019 and Fiscal 2018, we transferred $1.2 billion and $1.0 billion, respectively, to these SPEs, and during the first six months of Fiscal 2019 and Fiscal 2018, we transferred $2.5 billion and $1.9 billion, respectively, to the SPEs. The DFS debt related to all of our securitization facilities included as secured borrowings was $4.6 billion and $3.9 billion as of August 3, 2018 and February 2, 2018, respectively. In addition, the carrying amount of the corresponding financing receivables was $5.2 billion and $4.6 billion as of August 3, 2018 and February 2, 2018, respectively.
We maintain an allowance to cover expected financing receivable credit losses and evaluate credit loss expectations based on our total portfolio. For the second quarter of Fiscal 2019 and Fiscal 2018, the principal charge-off rate for our total portfolio was 1.4% and 1.8%, respectively. For the first six months of Fiscal 2019 and Fiscal 2018, the principal charge-off rate for our total portfolio was 1.3% and 1.7%, respectively. The credit quality of our financing receivables has improved in recent years due to an overall improvement in the credit environment and as the mix of high-quality commercial accounts in our portfolio has continued to increase. The allowance for losses is determined based on various factors, including historical and anticipated experience, past due receivables, receivable type, and customer risk profile. As of August 3, 2018 and February 2, 2018, the allowance for financing receivable losses was $126 million and $145 million, respectively. In general, the loss rates on our financing receivables have improved over the periods presented.  We expect relatively stable loss rates in future periods, with movements in these rates being primarily driven by seasonality and a continued shift in portfolio composition to lower risk commercial assets. We continue to monitor broader economic indicators and their potential impact on future loss performance. We have an extensive process to manage our exposure to customer credit risk, including active management of credit lines and our collection activities. We also sell selected fixed-term financing receivables to unrelated third parties on a periodic basis, primarily to manage certain concentrations of customer credit exposure.  Based on our assessment of the customer financing receivables, we believe that we are adequately reserved.
See Note 5 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information about our financing receivables and the associated allowances.

Off-Balance Sheet Arrangements
As of August 3, 2018, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition or results of operations.

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

Liquidity and Capital Resources

To support our ongoing business operations, we rely on operating cash flows as our primary source of liquidity. We monitor the efficiency of our balance sheet to ensure that we have adequate liquidity to support our strategic initiatives. In addition to internally generated cash, we have access to other capital sources to finance our strategic initiatives and fund growth in our financing operations. As of August 3, 2018, we had $15.3 billion of total cash and cash equivalents, just over half of which was held outside of the United States. Our strategy is to deploy capital from any potential source, whether internally generated cash or debt, depending on the adequacy and availability of that source of capital and whether it can be accessed in a cost-effective manner.

A significant portion of our income is earned in non-U.S. jurisdictions.  Prior to the enactment of U.S. Tax Reform as discussed above in "Results of Operations — Income and Other Taxes", earnings available to be repatriated to the United States would be subject to U.S. federal income tax, less applicable foreign tax credits.  U.S. Tax Reform fundamentally changes the U.S. approach to taxation of foreign earnings to a modified territorial tax system, which generally allows companies to make distributions of non-U.S. earnings to the United States without incurring additional U.S. federal tax.  However, local and U.S. state taxes may still apply. We have provided for future tax liabilities on income earned in non-U.S. jurisdictions, except for foreign earnings that are considered indefinitely reinvested outside of the United States.

During the second half of Fiscal 2019, as discussed above in "Introduction — Class V Transaction," we expect to complete a transaction in which the issued and outstanding shares of Class V Common Stock will be exchanged for shares of Class C Common Stock or cash at the stockholder’s election. The Merger Agreement provides that no more than $9 billion of cash, in the aggregate, will be paid to holders of Class V Common Stock in connection with the Class V transaction.

To fund the cash payment to stockholders, VMware, Inc. declared a conditional $11 billion one-time special cash dividend (the "Special Dividend"), payable pro-rata to VMware, Inc. stockholders as of the dividend record date and in connection with the closing of the proposed Class V transaction. The payment of the dividend is subject to the satisfaction of the conditions to the Class V transaction and other specified conditions. We will fund all, or substantially all, of the cash consideration to be paid in the Class V transaction from our portion of the proceeds of the Special Dividend. Our cash, cash equivalents, and investments will decline significantly, commensurate with the cash required to fund this transaction. VMware, Inc. has advised us that, following its payment of the Special Dividend, VMware, Inc. expects to return to its historical capital allocation policy.

The following table summarizes our cash and cash equivalents as well as our available borrowings as of August 3, 2018 and February 2, 2018:

	August 3, 2018	February 2, 2018
	(in millions)
Cash and cash equivalents, and available borrowings:
Cash and cash equivalents (a)	$15,312	$13,942
Remaining available borrowings under revolving credit facilities	4,914	4,875
Total cash, cash equivalents, and available borrowings	$20,226	$18,817
__________________
(a) Of the $15.3 billion of cash and cash equivalents as of August 3, 2018, $8.1 billion was held by VMware, Inc. Of the $13.9 billion of cash and cash equivalents as of February 2, 2018, $6.0 billion was held by VMware, Inc. Amounts exclude restricted cash.

Our revolving credit facilities include the Revolving Credit Facility and China Revolving Credit Facility. Available borrowings under these facilities are reduced by draws on the facility and, under the Revolving Credit Facility, outstanding letters of credit. As of August 3, 2018, there were no borrowings outstanding under either facility and remaining available borrowings totaled approximately $3.8 billion. These available borrowings may be used periodically for general corporate purposes.

The VMware Revolving Credit Facility and the Pivotal Revolving Credit Facility have maximum aggregate borrowings of $1.0 billion and $100 million, respectively. None of the net proceeds of such borrowings will be made available to support the operations or satisfy any corporate purposes of Dell Technologies, other than the operations and corporate purposes of VMware, Inc., Pivotal, and their respective subsidiaries. As of August 3, 2018, $1.0 billion was available under the VMware Revolving Credit Facility and $100 million was available under the Pivotal Revolving Credit Facility.

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

Debt

The following table summarizes our outstanding debt as of August 3, 2018 and February 2, 2018:

	August 3, 2018	February 2, 2018
	(in millions)
Restricted Subsidiary Debt
Core debt:
Senior Secured Credit Facilities and First Lien Notes	$30,459	$30,595
Unsecured Notes and Debentures	1,952	2,452
Senior Notes	3,250	3,250
EMC Notes	3,000	5,500
DFS allocated debt	(1,563)	(1,892)
Total core debt	37,098	39,905
DFS related debt:
DFS debt	5,586	4,796
DFS allocated debt	1,563	1,892
Total DFS related debt	7,149	6,688
Other	2,057	2,054
Unrestricted Subsidiary Debt
VMware Notes	4,000	4,000
Other	—	47
Total unrestricted subsidiary debt	4,000	4,047
Total debt, principal amount	50,304	52,694
Carrying value adjustments	(784)	(823)
Total debt, carrying value	$49,520	$51,871

The outstanding principal amount of our debt was $50.3 billion as of August 3, 2018, which included core debt of $37.1 billion. We define core debt as the total principal amount of our debt, less DFS related debt, other debt, and unrestricted subsidiary debt.

DFS related debt primarily represents debt from securitization and structured financing programs. To fund expansion of the DFS business, we balance the use of our securitization and structured financing programs with other sources of liquidity. We approximate the amount of our debt used to fund the DFS business by applying a 7:1 debt to equity ratio to our financing receivables balance, based on the underlying credit quality of the assets. See Note 5 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information about our DFS debt.

As of August 3, 2018 and February 2, 2018, other debt primarily consisted of the $2.0 billion Margin Loan Facility.

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

Our requirements for cash to pay principal and interest on our debt increased significantly due to the borrowings we incurred to finance the EMC merger transaction. We have made good progress in paying down core debt since the EMC merger transaction. We believe we will continue to be able to make our debt principal and interest payments, including the short-term maturities, from existing and expected sources of cash and we will continue to focus on paying down core debt. Despite the debt repayments, interest expense was $1.2 billion during both the six months ended August 3, 2018 and August 4, 2017 due to an increase in LIBOR, and also due to an increase in the debt used to fund the DFS business, as we see continued demand for customer financing. We expect that continued demand for customer financing as well as an increase in LIBOR will impact future interest expense on our variable-rate debt. We or our affiliates, at our or their sole discretion, may purchase, redeem, prepay, refinance, or otherwise retire any amount of our outstanding indebtedness under the terms of such indebtedness at any time and from time to time, in open market or negotiated transactions with the holders of such indebtedness, as appropriate market conditions exist.

During the second quarter of Fiscal 2019, we repaid approximately$2.5 billion principal amount of our 1.875% unsecured notes due April 2018 and $68 million principal amount of our term loan facilities. Further, we issued an additional $868 million, net, in DFS debt to support the expansion of our financing receivables portfolio.

See Note 6 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information about our debt and our unrestricted subsidiaries.

Cash Flows

The following table contains a summary of our Consolidated Statements of Cash Flows for the respective periods:

	Six Months Ended
	August 3, 2018	August 4, 2017
	(in millions)
Net change in cash from:
Operating activities	$3,792	$2,105
Investing activities	(162)	(1,290)
Financing activities	(1,987)	(1,077)
Effect of exchange rate changes on cash and cash equivalents	(216)	48
Change in cash and cash equivalents	$1,427	$(214)

Operating Activities — Cash provided by operating activities was $3.8 billion for the first six months of Fiscal 2019 compared to $2.1 billion for the first six months of Fiscal 2018. The increase in operating cash flows during the first six months of Fiscal 2019 was driven by business momentum, improved profitability, and working capital discipline.

Investing Activities — Investing activities primarily consist of cash used to fund strategic investments, the maturities, sales, and purchases of investments, capital expenditures for property, plant, and equipment, and capitalized software development costs. During the first six months of Fiscal 2019, cash used by investing activities was $0.2 billion and was primarily driven by capital expenditures partially offset by the net sales of investments. In comparison, cash used by investing activities was $1.3 billion during the first six months of Fiscal 2018 and was primarily driven by capital expenditures, capitalized software development costs, and net purchases of investments.

Financing Activities — Financing activities primarily consist of the proceeds and repayments of debt, cash used to repurchase common stock, and proceeds from the issuance of common stock of subsidiaries. Cash used by financing activities of $2.0 billion during the first six months of Fiscal 2019 was primarily driven repayments of debt, including the EMC Note in the amount of $2.5 billion we repaid during the second quarter of Fiscal 2019. In comparison, cash used by financing activities of $1.1 billion during the first six months of Fiscal 2018 was primarily driven by repayments of debt and share repurchases.

Capital Commitments

Capital Expenditures — During both the first six months of Fiscal 2019 and Fiscal 2018, we spent $0.6 billion on property, plant, and equipment. These expenditures were primarily incurred in connection with our global expansion efforts and infrastructure investments made to support future growth. Product demand, product mix, and the use of contract manufacturers, as well as ongoing investments in operating and information technology infrastructure, influence the level and prioritization of our capital expenditures. Aggregate capital expenditures for Fiscal 2019, which will be primarily related to infrastructure investments and strategic initiatives, are currently expected to total between $1.1 billion and $1.3 billion.

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

Repurchases of Common Stock

Class V Common Stock Repurchases by Dell Technologies Inc.

Since the date of the EMC merger transaction, our board of directors has authorized several programs to repurchase shares of our Class V Common Stock. Of the $2.1 billion total authorized, $676 million remained as of August 3, 2018, all of which is attributable to the DHI Group Repurchase Program, which the board of directors suspended on December 13, 2016 until such time as it authorizes the reinstatement of that program.

During the first six months of Fiscal 2019, we did not repurchase any shares of Class V Common Stock. During the first six months of Fiscal 2018, we repurchased 5.9 million shares of Class V Common Stock for an aggregate purchase price of $382 million. The repurchase of these shares was funded by proceeds received by the Class V Group from the sale by a subsidiary of the Company of shares of Class A common stock of VMware, Inc. owned by such subsidiary, as discussed below.

DHI Group Common Stock Repurchases by Dell Technologies Inc.

During the second quarter and first six months of Fiscal 2019, we repurchased an immaterial number of shares of DHI Group Common Stock for approximately $10 million and $48 million, respectively. During the second quarter of Fiscal 2018, the Company did not repurchase any shares of DHI Group Common Stock. During the first six months of Fiscal 2018, the Company repurchased an immaterial number of shares of DHI Group Common Stock for approximately $2 million.

VMware, Inc. Class A Common Stock Repurchases by VMware, Inc.

Since the date of the EMC merger transaction, VMware Inc.'s board of directors has authorized the repurchase of a total of $2.2 billion of VMware Inc.'s Class A common stock, of which $876 million remained available as of August 3, 2018.

During the first six months of Fiscal 2019, VMware, Inc. did not repurchase any shares of its Class A common stock. During the first six months of Fiscal 2018, pursuant to stock repurchase agreements between Dell Technologies Inc. and VMware, Inc., VMware, Inc. repurchased 4.8 million shares of its Class A common stock from us for an aggregate purchase price of $425 million. VMware, Inc. received the initial 4.1 million shares of its Class A common stock during the first quarter of Fiscal 2018 and the remaining 0.7 million shares during the second quarter of Fiscal 2018. The proceeds from the sales were used by us to repurchase shares of our Class V Common Stock, as described above.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk affecting us, see "Part II — Item 7A — Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended February 2, 2018. Our exposure to market risks has not changed materially from that set forth in our Annual Report.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 3, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of August 3, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended August 3, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the first quarter of Fiscal 2019, we implemented new revenue recognition systems and related controls to enable us to adopt the new accounting guidance set forth in ASC 606, "Revenue From Contracts With Customers." Given the significance of these changes, we will continue to review and refine the systems, processes, and internal controls over revenue recognition, as appropriate.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS
The information required by this item is incorporated herein by reference to the information set forth under the caption "Legal Matters" in Note 11 of the Notes to the Condensed Consolidated Financial Statements included in this report.

ITEM 1A — RISK FACTORS

In addition to the risks described below and the other information set forth in this report, the factors discussed in "Part I - Item 1A - Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended February 2, 2018 could materially affect our business, operating results, financial condition, or prospects. The risks described below and in our Annual Report on Form 10-K and our subsequent SEC reports are not the only risks facing us.  There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that also may materially adversely affect our business, operating results, financial condition, or prospects.

Dell Technologies’ ability to generate substantial non-U.S. net revenue is subject to additional risks and uncertainties.

Sales outside the United States accounted for approximately 51% of Dell Technologies’ consolidated net revenue for Fiscal 2018. Dell Technologies’ future growth rates and success are substantially dependent on the continued growth of Dell Technologies’ business outside of the United States. Dell Technologies’ international operations face many risks and uncertainties, including varied local economic and labor conditions; political instability; changes in the U.S. and international regulatory environments; the impacts of trade protection measures, including increases in tariffs and trade barriers due to the current geopolitical climate and changes and instability in government policies and international trade arrangements, which could adversely affect our ability to conduct business in non-U.S. markets; tax laws (including U.S. taxes on foreign operations); copyright levies; and foreign currency exchange rates. Any of these factors could negatively affect Dell Technologies’ international business results and prospects for growth.

Adverse global economic conditions and instability in financial markets may harm Dell Technologies' business and result in reduced net revenue and profitability.

As a global company with customers operating in a broad range of businesses and industries, Dell Technologies' performance is affected by global economic conditions. Adverse economic conditions may negatively affect customer demand for Dell Technologies' products and services. Such economic conditions could result in postponed or decreased spending amid customer concerns over unemployment, reduced asset values, volatile energy costs, geopolitical issues, the availability and cost of credit, and the stability and solvency of financial institutions, financial markets, businesses, local and state governments, and sovereign nations. Weak or unstable global economic conditions, including due to international trade protection measures, also could harm Dell Technologies' business by contributing to product shortages or delays, insolvency of key suppliers, customer and counterparty insolvencies, increased product costs and associated price increases, reduced global sales, and increased challenges in managing Dell Technologies' treasury operations. Any such effects could have a negative impact on Dell Technologies' net revenue and profitability.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

From May 5, 2018 through August 3, 2018, we issued to certain employees a total of 9,903 shares of our Class C Common Stock for an aggregate purchase price of approximately $0.2 million pursuant to exercises of stock options granted under the Dell Inc. Amended and Restated 2002 Long-Term Plan. The foregoing transactions were effected in reliance on the exemption from registration under the Securities Act of 1933 afforded by Rule 701 thereunder as transactions pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule.

Purchases of Equity Securities

On September 7, 2016, our board of directors approved a stock repurchase program (the "DHI Group Repurchase Program") that authorizes us to use assets of the DHI Group to repurchase up to $1.0 billion of shares of our Class V Common Stock over a two-year period beginning on September 7, 2016. On December 13, 2016, our board of directors approved the suspension of the DHI Group Repurchase Program until such time as the board of directors authorizes the reinstatement of that program. The board of directors has not authorized the reinstatement of the program and we did not repurchase any shares of our Class V Common Stock during the first or second quarter of Fiscal 2019. As of August 3, 2018, the approximate dollar value of shares of Class V Common Stock that may yet be purchased was $676 million authorized under the DHI Group Repurchase Program.

ITEM 6 — INDEX TO EXHIBITS

The Company hereby files or furnishes the exhibits listed below:

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of July 1, 2018, between Dell Technologies Inc. (the "Company") and Teton Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the "Commission") on July 2, 2018) (Commission File No. 001-37867).

10.1
Voting and Support Agreement, dated as of July 1, 2018, among the Company, Michael S. Dell, the Susan Lieberman Dell Separate Property Trust, MSDC Denali Investors, L.P., MSDC Denali EIV, LLC, Silver Lake Partners III, L.P., Silver Lake Technology Investors III, L.P., Silver Lake Partners IV, L.P., Silver Lake Technology Investors IV, L.P. and SLP Denali Co-Invest, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 2, 2018) (Commission File No. 001-37867).

10.2
Letter Agreement, dated as of July 1, 2018, between the Company and VMware, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 2, 2018) (Commission File No. 001-37867).

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

Date: September 11, 2018