Form 10-Q
period 2018-11-02
Dell Technologies Inc
filed 2018-12-10
CIK 1571996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2018
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of December 4, 2018, there were 768,365,630 shares of the registrant’s common stock outstanding, consisting of 199,356,591 outstanding shares of Class V Common Stock, 409,538,423 outstanding shares of Class A Common Stock, 136,986,858 outstanding shares of Class B Common Stock, and 22,483,758 outstanding shares of Class C Common Stock.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “may,” “will,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “aim,” “seek,” and similar expressions as they relate to us or our management are intended to identify these forward-looking statements. All statements by us regarding our expected financial position, revenues, cash flows and other operating results, business strategy, legal proceedings, and similar matters are forward-looking statements. Our expectations expressed or implied in these forward-looking statements may not turn out to be correct. Our results could be materially different from our expectations because of various risks, including the risks discussed in “Part I — Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 2, 2018 and in our other periodic and current reports filed with the Securities and Exchange Commission (“SEC”). Any forward-looking statement speaks only as of the date as of which such statement is made, and, except as required by law, we undertake no obligation to update any forward-looking statement after the date as of which such statement was made, whether to reflect changes in circumstances or our expectations, the occurrence of unanticipated events, or otherwise.

DELL TECHNOLOGIES INC.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in millions; unaudited)

	November 2, 2018	February 2, 2018
ASSETS
Current assets:
Cash and cash equivalents	$15,152	$13,942
Short-term investments	2,322	2,187
Accounts receivable, net	11,113	11,721
Short-term financing receivables, net	4,134	3,919
Inventories, net	3,793	2,678
Other current assets	6,445	5,881
Total current assets	42,959	40,328
Property, plant, and equipment, net	5,228	5,390
Long-term investments	2,972	4,163
Long-term financing receivables, net	3,946	3,724
Goodwill	39,651	39,920
Intangible assets, net	23,787	28,265
Other non-current assets	2,698	2,403
Total assets	$121,241	$124,193
LIABILITIES, REDEEMABLE SHARES, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$8,150	$7,873
Accounts payable	19,748	18,334
Accrued and other	7,606	8,026
Short-term deferred revenue	12,079	11,606
Total current liabilities	47,583	45,839
Long-term debt	40,507	43,998
Long-term deferred revenue	10,064	9,210
Other non-current liabilities	6,567	7,277
Total liabilities	104,721	106,324
Commitments and contingencies (Note 11)
Redeemable shares	2,095	384
Stockholders' equity:
Common stock and capital in excess of $.01 par value (Note 16)	18,348	19,889
Treasury stock at cost	(1,487)	(1,440)
Accumulated deficit	(8,813)	(6,860)
Accumulated other comprehensive income (loss)	(456)	130
Total Dell Technologies Inc. stockholders’ equity	7,592	11,719
Non-controlling interests	6,833	5,766
Total stockholders' equity	14,425	17,485
Total liabilities, redeemable shares, and stockholders' equity	$121,241	$124,193

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended
	November 2, 2018	November 3, 2017	November 2, 2018	November 3, 2017
Net revenue:
Products	$17,625	$15,120	$52,445	$43,856
Services	4,857	4,436	14,335	13,221
Total net revenue	22,482	19,556	66,780	57,077
Cost of net revenue:
Products	14,565	12,573	43,114	37,171
Services	1,974	1,763	5,722	5,261
Total cost of net revenue	16,539	14,336	48,836	42,432
Gross margin	5,943	5,220	17,944	14,645
Operating expenses:
Selling, general, and administrative	5,159	4,559	15,064	13,695
Research and development	1,140	1,071	3,402	3,297
Total operating expenses	6,299	5,630	18,466	16,992
Operating loss	(356)	(410)	(522)	(2,347)
Interest and other, net	(639)	(682)	(1,564)	(1,799)
Loss before income taxes	(995)	(1,092)	(2,086)	(4,146)
Income tax benefit	(100)	(241)	(192)	(1,353)
Net loss	(895)	(851)	(1,894)	(2,793)
Less: Net income (loss) attributable to non-controlling interests	(19)	(5)	117	(44)
Net loss attributable to Dell Technologies Inc.	$(876)	$(846)	$(2,011)	$(2,749)

Earnings (loss) per share attributable to Dell Technologies Inc. - basic:
Class V Common Stock - basic	$0.83	$0.98	$4.80	$2.58
DHI Group - basic	$(1.84)	$(1.84)	$(5.23)	$(5.78)

Earnings (loss) per share attributable to Dell Technologies Inc. - diluted:
Class V Common Stock - diluted	$0.81	$0.96	$4.72	$2.54
DHI Group - diluted	$(1.84)	$(1.84)	$(5.25)	$(5.79)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions; unaudited)

	Three Months Ended		Nine Months Ended
	November 2, 2018	November 3, 2017	November 2, 2018	November 3, 2017
Net loss	$(895)	$(851)	$(1,894)	$(2,793)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(118)	(125)	(721)	325
Available-for-sale investments:
Change in unrealized gains (losses)	(1)	(3)	(2)	44
Reclassification adjustment for net (gains) losses realized in net loss	—	—	(1)	3
Net change in market value of investments	(1)	(3)	(3)	47
Cash flow hedges:
Change in unrealized gains (losses)	73	76	314	(81)
Reclassification adjustment for net (gains) losses included in net loss	(76)	31	(122)	80
Net change in cash flow hedges	(3)	107	192	(1)

Total other comprehensive income (loss), net of tax expense of $0 and $9, respectively, and $7 and $24, respectively	(122)	(21)	(532)	371
Comprehensive loss, net of tax	(1,017)	(872)	(2,426)	(2,422)
Less: Net income (loss) attributable to non-controlling interests	(19)	(5)	117	(44)
Less: Other comprehensive income (loss) attributable to non-controlling interests	—	(2)	(4)	2
Comprehensive loss attributable to Dell Technologies Inc.	$(998)	$(865)	$(2,539)	$(2,380)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; continued on next page; unaudited)

	Nine Months Ended
	November 2, 2018	November 3, 2017
Cash flows from operating activities:
Net loss	$(1,894)	$(2,793)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,806	6,491
Amortization of debt issuance costs	110	140
Stock-based compensation expense	671	630
Deferred income taxes	(864)	(1,800)
Net (gain) loss on sale of businesses	(26)	20
Provision for doubtful accounts — including financing receivables	117	117
Other	403	352
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	77	204
Financing receivables	(735)	(1,026)
Inventories	(1,413)	(205)
Other assets	(752)	(1,593)
Accounts payable	1,546	2,272
Deferred revenue	1,597	983
Accrued and other liabilities	(18)	(48)
Change in cash from operating activities	4,625	3,744
Cash flows from investing activities:
Investments:
Purchases	(912)	(3,454)
Maturities and sales	2,185	2,993
Capital expenditures	(861)	(902)
Proceeds from sale of facilities, land, and other assets	10	—
Capitalized software development costs	(246)	(281)
Collections on purchased financing receivables	25	25
Acquisition of businesses, net	(493)	(223)
Divestitures of businesses, net	142	—
Asset acquisitions, net	(59)	(95)
Asset dispositions, net	(12)	(53)
Change in cash from investing activities	(221)	(1,990)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued; in millions; unaudited)

	Nine Months Ended
	November 2, 2018	November 3, 2017
Cash flows from financing activities:
Payment of dissenting shares obligation	(76)	—
Share repurchases for tax withholdings of equity awards	(251)	(299)
Proceeds from the issuance of common stock of subsidiaries	767	110
Repurchases of DHI Group Common Stock	(47)	(6)
Repurchases of Class V Common Stock	—	(722)
Repurchases of common stock of subsidiaries	(1)	(555)
Payments for debt issuance costs	(11)	(44)
Proceeds from debt	6,443	13,168
Repayments of debt	(9,669)	(11,128)
Other	1	1
Change in cash from financing activities	(2,844)	525
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(262)	47
Change in cash, cash equivalents, and restricted cash	1,298	2,326
Cash, cash equivalents, and restricted cash at beginning of the period	14,378	9,832
Cash, cash equivalents, and restricted cash at end of the period	$15,676	$12,158

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions; continued on next page; unaudited)

	Common Stock and Capital in Excess of Par Value				Treasury Stock
	DHI Group		Class V Common Stock		DHI Group		Class V Common Stock
	Issued Shares	Amount	Issued Shares	Amount	Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Dell Technologies Stockholders' Equity	Non-Controlling Interests	Total Stockholders' Equity
Balances as of February 2, 2018	571	$9,848	223	$10,041	1	$(16)	24	$(1,424)	$(6,860)	$130	$11,719	$5,766	$17,485
Adjustment for adoption of accounting standards (Note 1)	—	—	—	—	—	—	—	—	58	(58)	—	(5)	(5)
Net income (loss)	—	—	—	—	—	—	—	—	(2,011)	—	(2,011)	117	(1,894)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(721)	(721)	—	(721)
Investments, net change	—	—	—	—	—	—	—	—	—	(1)	(1)	(2)	(3)
Cash flow hedges, net change	—	—	—	—	—	—	—	—	—	194	194	(2)	192
Issuance of common stock	—	(22)	—	—	—	—	—	—	—	—	(22)	—	(22)
Stock-based compensation expense	—	76	—	—	—	—	—	—	—	—	76	595	671
Treasury stock repurchases	—	—	—	—	1	(47)	—	—	—	—	(47)	—	(47)
Revaluation of redeemable shares	—	(1,711)	—	—	—	—	—	—	—	—	(1,711)	—	(1,711)
Impact from equity transactions of non-controlling interests	—	116	—	—	—	—	—	—	—	—	116	364	480
Balances as of November 2, 2018	571	$8,307	223	$10,041	2	$(63)	24	$(1,424)	$(8,813)	$(456)	$7,592	$6,833	$14,425

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(continued; in millions; unaudited)

	Common Stock and Capital in Excess of Par Value				Treasury Stock
	DHI Group		Class V Common Stock		DHI Group		Class V Common Stock
	Issued Shares	Amount	Issued Shares	Amount	Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Dell Technologies Stockholders' Equity	Non-Controlling Interests	Total Stockholders' Equity
Balances as of February 3, 2017	569	$10,158	223	$10,041	—	$(10)	14	$(742)	$(4,095)	$(595)	$14,757	$5,821	$20,578
Adjustment for adoption of accounting standard (Note 1)	—	—	—	—	—	—	—	—	84	—	84	—	84
Net loss	—	—	—	—	—	—	—	—	(2,749)	—	(2,749)	(44)	(2,793)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	325	325	—	325
Investments, net change	—	—	—	—	—	—	—	—	—	45	45	2	47
Cash flow hedges, net change	—	—	—	—	—	—	—	—	—	(1)	(1)	—	(1)
Issuance of common stock	2	(25)	—	—	—	—	—	—	—	—	(25)	—	(25)
Stock-based compensation expense	—	86	—	—	—	—	—	—	—	—	86	545	631
Treasury stock repurchases	—	—	—	—	1	(6)	10	(682)	—	—	(688)	—	(688)
Revaluation of redeemable shares	—	(131)	—	—	—	—	—	—	—	—	(131)	—	(131)
Impact from equity transactions of non-controlling interests	—	(202)	—	—	—	—	—	—	—	—	(202)	(521)	(723)
Balances as of November 3, 2017	571	$9,886	223	$10,041	1	$(16)	24	$(1,424)	$(6,760)	$(226)	$11,501	$5,803	$17,304

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 — BASIS OF PRESENTATION

References in these Notes to the Condensed Consolidated Financial Statements to the “Company” or “Dell Technologies” mean Dell Technologies Inc. individually and together with its consolidated subsidiaries.

Basis of Presentation — The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2018, and the recast audited Consolidated Financial Statements and accompanying Notes for the fiscal years ended February 2, 2018 and February 3, 2017 (the “Recast Financial Statements”)
and other financial information included in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on August 6, 2018.  The Recast Financial Statements were recast from and supersede the audited Consolidated Financial Statements for the fiscal years ended February 2, 2018 and February 3, 2017 included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2018. Such audited Consolidated Financial Statements were recast to present certain previously reported financial statements and other related financial information on a basis consistent with the new accounting standards adopted during the three months ended May 4, 2018. Further, segment information was recast to conform with certain segment reporting changes the Company made during the three months ended May 4, 2018. See below for additional information regarding recently adopted accounting pronouncements.

These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of Dell Technologies Inc. as of November 2, 2018, the results of its operations and corresponding comprehensive income (loss) for the three and nine months ended November 2, 2018 and November 3, 2017, and its cash flows for the nine months ended November 2, 2018 and November 3, 2017. The February 2, 2018 condensed consolidated balance sheet included herein was derived from the Recast Financial Statements.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and the accompanying Notes. Actual results could differ materially from those estimates. The results of operations and comprehensive income (loss) for the three and nine months ended November 2, 2018 and November 3, 2017 and the cash flows for the nine months ended November 2, 2018 and November 3, 2017 are not necessarily indicative of the results to be expected for the full fiscal year or for any other fiscal period.

The Company’s fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. The fiscal year ended February 2, 2018 was a 52-week period, and the fiscal year ending February 1, 2019 will be a 52-week period.

Principles of Consolidation — These Condensed Consolidated Financial Statements include the accounts of Dell Technologies and its wholly-owned subsidiaries, as well as the accounts of VMware, Inc., Pivotal Software, Inc. (“Pivotal”), and SecureWorks Corp. (“SecureWorks”), each of which is majority-owned by Dell Technologies. All intercompany transactions have been eliminated.

Unless the context indicates otherwise, references in these Notes to the Condensed Consolidated Financial Statements to “VMware” mean the VMware reportable segment, which reflects the operations of VMware, Inc. (NYSE: VMW) within Dell Technologies. See Exhibit 99.1 filed with the quarterly report on Form 10-Q for the quarterly period ended November 2, 2018 for information on the differences between VMware reportable segment results and VMware, Inc. results.

EMC Merger Transaction — On September 7, 2016, the Company completed its acquisition by merger of EMC Corporation (“EMC”), referred to as the EMC merger transaction. The consolidated results of EMC are included in Dell Technologies’ consolidated results presented in these financial statements.

Pivotal Initial Public Offering — On April 24, 2018, Pivotal completed a registered underwritten initial public offering (“IPO”) of its Class A common stock (NYSE: PVTL). The results of Pivotal’s operations are included in other businesses. For more information regarding the Company’s ownership of Pivotal, see Note 14 of the Notes to the Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Recently Issued Accounting Pronouncements

Leases — In February 2016, the Financial Accounting Standards Board (“FASB”) issued amended guidance on the accounting for leasing transactions. The primary objective of this update is to increase transparency and comparability among organizations by requiring lessees to recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. The guidance also makes some changes to lessor accounting and requires additional disclosures about all leasing arrangements.  Companies are required to use a modified retrospective approach, with the option of applying the requirements of the standard either (1) retrospectively to each prior comparative reporting period presented, or (2) retrospectively at the beginning of the period of adoption. The Company will adopt this standard for the fiscal year beginning February 2, 2019, and will apply it at the beginning of the period of adoption through a cumulative-effect adjustment to retained earnings. In the area of lessee accounting, the Company anticipates that the most significant change will be recognition of right-of-use assets and lease liabilities on the Consolidated Statements of Financial Position. In the area of lessor accounting, the Company anticipates that the most significant change will be an increase to future originations of operating leases due to elimination of the third-party residual value guarantee insurance in the sales-type lease test.

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

Recently Adopted Accounting Pronouncements

Revenue from Contracts with Customers — In May 2014, the FASB issued amended guidance on the recognition of revenue from contracts with customers. The objective of the new standard is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede substantially all of the existing revenue recognition guidance, including industry-specific guidance. The new standard requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Further, the new standard requires additional disclosures to help enable users of the financial statements to better understand the nature, amount, timing, risks, and judgments related to revenue recognition and related cash flows from contracts with customers. Concurrently, the FASB issued guidance on the accounting for costs to fulfill or obtain a customer contract. The Company adopted these standards during the three months ended May 4, 2018 using the full retrospective method, which requires the Company to recast each prior period presented consistent with the new guidance. The Company recorded a credit of approximately $1 billion to retained earnings as of January 29, 2016 to reflect the cumulative effect of the adoption. See tables provided below which present the impact of the new accounting standards to the Company’s previously reported financial results. See also Note 2 of the Notes to the Condensed Consolidated Financial Statements for a summary of significant policies related to the new accounting standards.

Recognition and Measurement of Financial Assets and Financial Liabilities — In January 2016, the FASB issued amended guidance that generally requires changes in the fair value of equity investments, other than those accounted for under the equity method, to be recognized through net income, rather than other comprehensive income. For equity investments without readily determinable fair values, the Company is no longer permitted to use the cost method of accounting. The Company has elected to apply the measurement alternative for those investments. Under the alternative, the Company measures investments without readily determinable fair values at cost, less impairment, adjusted by observable price changes on a prospective basis. The Company must make a separate election to use the alternative for each eligible investment, and is required to reassess at each reporting period whether an investment qualifies for the alternative. The Company adopted this standard during the three months ended May 4, 2018. Adoption of the standard was applied through a cumulative one-time adjustment to accumulated deficit of $56 million for the accumulated unrealized gain previously recorded in other comprehensive income. The impact of the standard on the Condensed Consolidated Statements of Income (Loss) during the three and nine months ended November 2, 2018 was a loss of $14 million and a gain of $209 million, respectively, recognized in interest and other, net, and the impact in future periods will depend on the relative changes in market price of the equity investments.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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

Clarifying the Definition of a Business — In January 2017, the FASB issued amended guidance to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The new guidance did not have a material impact on the Company’s conclusions regarding transactions that were assessed in the current period.

Simplifying the Test for Goodwill Impairment — In January 2017, the FASB issued amended guidance to simplify the subsequent measurement of goodwill by removing Step 2 of the goodwill impairment test. Instead, under the amendments in the new guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Public entities must adopt the new guidance in fiscal years beginning after December 15, 2019, with early adoption permitted. In conjunction with its annual goodwill and indefinite-lived intangible assets impairment testing which occurs during the third fiscal quarter of each year, the Company elected to early adopt this guidance during the three months ended November 2, 2018. No interim goodwill impairment tests were required during both the three months ended May 4, 2018 and August 3, 2018. See Note 8 of the Notes to the Condensed Consolidated Financial Statements for additional information about goodwill impairment testing.

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

Impacts to Previously Reported Periods

The following tables present the impact of the new accounting standards to the Company’s previously reported financial results.

Selected Captions from the Condensed Consolidated Statement of Financial Position

	February 2, 2018
	As Reported (a)	Revenue from Contracts with Customers	As Recast
	(in millions)
Assets
Accounts receivable, net	$11,177	$544	$11,721
Other current assets	$5,054	$827	$5,881
Other non-current assets	$1,862	$541	$2,403
Liabilities and Stockholders' Equity
Accrued and other	$7,661	$365	$8,026
Short-term deferred revenue	$12,024	$(418)	$11,606
Long-term deferred revenue	$10,223	$(1,013)	$9,210
Other non-current liabilities	$6,797	$480	$7,277
Accumulated deficit	$(9,253)	$2,393	$(6,860)
Non-controlling interests	$5,661	$105	$5,766
____________________

(a)	Amounts as reported in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2018.

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Deferred revenue. The adoption of the new revenue standard resulted in a decline in deferred revenue due to earlier recognition of revenue for software licenses, and less of the aggregate transaction price being allocated to extended warranty. Deferred revenue was also reduced by the impact of variable consideration (i.e., price concessions, rebates, and refunds). The reduction in deferred revenue was partially offset by an increase resulting from the change in presentation of deferred costs on third-party software offerings, which are reported in other assets, and are either sold on a standalone basis or as an attached component of the Company’s hardware offering. The Company previously reported the associated deferred revenue net of these deferred costs in deferred revenue.

Condensed Consolidated Statements of Income (Loss)

	Three Months Ended			Nine Months Ended
	November 3, 2017			November 3, 2017
	As Reported (a)	Revenue from Contracts with Customers	As Recast	As Reported (a)	Revenue from Contracts with Customers	As Recast
	(in millions, except per share amounts)
Net revenue:
Products	$14,680	$440	$15,120	$42,003	$1,853	$43,856
Services	4,930	(494)	4,436	14,722	(1,501)	13,221
Total net revenue	19,610	(54)	19,556	56,725	352	57,077
Cost of net revenue:
Products	12,369	204	12,573	36,206	965	37,171
Services	2,078	(315)	1,763	6,245	(984)	5,261
Total cost of net revenue	14,447	(111)	14,336	42,451	(19)	42,432
Gross margin	5,163	57	5,220	14,274	371	14,645
Operating expenses:
Selling, general, and administrative	4,625	(66)	4,559	13,989	(294)	13,695
Research and development	1,071	—	1,071	3,297	—	3,297
Total operating expenses	5,696	(66)	5,630	17,286	(294)	16,992
Operating loss	(533)	123	(410)	(3,012)	665	(2,347)
Interest and other, net	(682)	—	(682)	(1,800)	1	(1,799)
Income (loss) before income taxes	(1,215)	123	(1,092)	(4,812)	666	(4,146)
Income tax provision (benefit)	(274)	33	(241)	(1,510)	157	(1,353)
Net income (loss)	(941)	90	(851)	(3,302)	509	(2,793)
Less: Net loss attributable to non-controlling interests	(4)	(1)	(5)	(85)	41	(44)
Net income (loss) attributable to Dell Technologies Inc.	$(937)	$91	$(846)	$(3,217)	$468	$(2,749)

Earnings (loss) per share attributable to Dell Technologies Inc. - basic:
Class V Common Stock - basic	$1.10	$(0.12)	$0.98	$2.50	$0.08	$2.58
DHI Group - basic	$(2.05)	$0.21	$(1.84)	$(6.57)	$0.79	$(5.78)

Earnings (loss) per share attributable to Dell Technologies Inc. - diluted:
Class V Common Stock - diluted	$1.09	$(0.13)	$0.96	$2.46	$0.08	$2.54
DHI Group - diluted	$(2.05)	$0.21	$(1.84)	$(6.58)	$0.79	$(5.79)
____________________

(a)	Amounts as reported in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 3, 2017.

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

Selected Captions from the Condensed Consolidated Statement of Cash Flows

	Nine Months Ended
	November 3, 2017
	As Reported (a)	Classification of Certain Cash Receipts and Cash Payments	Statement of Cash Flows, Restricted Cash	As Recast
	(in millions)
Change in cash from operating activities	$3,679	$48	$17	$3,744
Change in cash from investing activities	$(1,990)	$—	$—	$(1,990)
Change in cash from financing activities	$496	$(48)	$77	$525

Change in cash, cash equivalents, and restricted cash	$2,232	$—	$94	$2,326
Cash, cash equivalents, and restricted cash at beginning of the period	9,474	—	358	9,832
Cash, cash equivalents, and restricted cash at end of the period	$11,706	$—	$452	$12,158

____________________

(a)	Amounts as reported in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 3, 2017.

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

(1)
Identify the contract with a customer. The term “contract” refers to the enforceable rights and obligations provided in an agreement between the Company and one or more other parties in exchange for payment. The Company evaluates facts and circumstances regarding sales transactions in order to identify contracts with its customers. An agreement must meet all of the following criteria to qualify as a contract eligible for revenue recognition under the model: (i) the contract must be approved by all parties; (ii) each party’s rights regarding the goods and services to be transferred to the customer can be identified; (iii) the payment terms for the goods and services can be identified; (iv) the customer has the ability and intent to pay and it is probable that the Company will collect substantially all of the consideration to which it will be entitled; and (v) the contract must have commercial substance. Judgment is used in determining the customer’s ability and intent to pay, which is based upon various factors including the customer’s historical payment experience or customer credit and financial information.

(2)
Identify the performance obligations in the contract.  Distinct promises within a contract are referred to as “performance obligations” and are accounted for as separate units of account. The Company assesses whether each promised good or service is distinct for the purpose of identifying the performance obligations in the contract. This assessment involves subjective determinations and requires management to make judgments about the individual promised goods or services and whether such goods or services are separable from the other aspects of the contractual relationship. Promised goods and services are considered distinct provided that: (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (that is, the good or service is capable of being distinct); and (ii) the Company’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (that is, the promise to transfer the good or service is distinct within the context of the contract). The Company’s performance obligations consist of a variety of products and services offerings which include: hardware, such as servers, storage, networking, personal computers, workstations, and peripherals; third-party software; proprietary software licenses; support and deployment services, which include hardware support that extends beyond the Company’s standard warranties, software maintenance, and installation; professional services; training; software as a service (“SaaS”); and infrastructure as a service (“IaaS”).

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

(4)
Allocate the transaction price to performance obligations in the contract. Many of the Company’s contracts include promises to transfer multiple products and services to a customer, and the transaction price must be allocated to each performance obligation in an amount that depicts the consideration to which the Company expects to be entitled in exchange for transferring the promised goods or services. For these contracts with multiple performance obligations, the transaction price is allocated in proportion to the standalone selling price (“SSP”) of each performance obligation.

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

(5)
Recognize revenue when (or as) the performance obligation is satisfied. Revenue is recognized when obligations under the terms of the contract with the Company’s customer are satisfied. Revenue is recognized either over time or at a point in time, depending on when the underlying products or services are transferred to the customer. Revenue is recognized at a point in time for products upon transfer of control. Revenue is recognized over time for support and deployment services, professional services, training, software support, SaaS, and IaaS.

The Company reports revenue net of any revenue-based taxes assessed by governmental authorities that are imposed on and concurrently with specific revenue-producing transactions.

The Company has elected the following practical expedients with the adoption of the new revenue standard:

•	The Company does not account for significant financing components if the period between revenue recognition and when the customer pays for the product or service will be one year or less.

•	The Company recognizes revenue equal to the amount it has a right to invoice when the amount corresponds directly with the value to the customer of the Company’s performance to date.

•	The Company does not account for shipping and handling activities as a separate performance obligation, but rather as an activity performed to transfer the promised good.

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Services

Services revenue consists of revenue from sales of support services, including hardware support that extends beyond the Company’s standard warranties, software maintenance, and installation; professional services; training; SaaS; and IaaS. Revenue associated with undelivered performance obligations is deferred and recorded as control is transferred to the customer over time. Revenue from fixed-price support or maintenance contracts sold for both hardware and software is recognized on a straight-line basis over the period of performance because the Company is required to provide services at any given time. Other services revenue is recognized when the Company performs the services and the customers receive and consume the benefits.

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

Disaggregation of Revenue — The Company’s revenue is presented on a disaggregated basis on the Condensed Consolidated Statements of Income (Loss) and in Note 18 of the Notes to the Condensed Consolidated Financial Statements based on an evaluation of disclosures outside of the financial statements, information regularly reviewed by the chief operating decision maker for evaluating the financial performance of operating segments, and other information that is used to evaluate the Company’s financial performance or make resource allocations. This information includes revenue from products and services, revenue from reportable segments, and revenue by major product categories within the segments.

Contract Assets — Contract assets are rights to consideration in exchange for goods or services that the Company has transferred to a customer when such a right is conditional on something other than the passage of time. Such amounts have been insignificant to date.

Contract Liabilities — Contract liabilities primarily consist of deferred revenue. Deferred revenue is recorded when the Company has a right to invoice or payments have been received for undelivered products or services, or in situations where revenue recognition criteria have not been met. Deferred revenue also represents amounts received in advance for extended warranty services and software maintenance. Revenue is recognized on these items when the revenue recognition criteria are met, generally resulting in ratable recognition over the contract term. The Company also has deferred revenue related to undelivered hardware and professional services, consisting of installations and consulting engagements, which are recognized as the Company’s performance obligations under the contract are completed. See Note 9 of the Notes to the Condensed Consolidated Financial Statements for additional information about deferred revenue.

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company periodically reviews these deferred costs to determine whether events or changes in circumstances have occurred that could impact the carrying value or period of benefit of the deferred sales commissions. There were no material impairment losses for deferred sales commissions during the nine months ended November 2, 2018 and November 3, 2017.

Deferred costs to obtain a contract as of November 2, 2018 and February 2, 2018 were $1.1 billion and $0.8 billion, respectively. Deferred costs to obtain a contract are classified as current assets and other non-current assets on the Condensed Consolidated Statements of Financial Position, based on when the expense is expected to be recognized. Amortization of costs to obtain a contract during the three months ended November 2, 2018 and November 3, 2017 was $145 million and $89 million, respectively. Amortization of costs to obtain a contract during the nine months ended November 2, 2018 and November 3, 2017 was $364 million and $204 million, respectively.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 3 — FAIR VALUE MEASUREMENTS

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of November 2, 2018 and February 2, 2018:

	November 2, 2018 (a)				February 2, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(in millions)
Assets:
Cash and cash equivalents:
Money market funds	$12,166	$—	$—	$12,166	$8,641	$—	$—	$8,641
U.S. corporate debt securities	—	—	—	—	—	23	—	23
Foreign corporate debt securities	—	—	—	—	—	65	—	65
Debt securities:
U.S. government and agencies	434	270	—	704	682	392	—	1,074
U.S. corporate	—	1,649	—	1,649	—	2,003	—	2,003
Foreign	—	1,942	—	1,942	—	2,547	—	2,547
Equity and other securities	373	16	—	389	236	5	—	241
Derivative instruments	—	253	—	253	—	83	—	83
Total assets	$12,973	$4,130	$—	$17,103	$9,559	$5,118	$—	$14,677
Liabilities:
Derivative instruments	$—	$18	$—	$18	$—	$184	$—	$184
Total liabilities	$—	$18	$—	$18	$—	$184	$—	$184
____________________
(a) The Company did not transfer any securities between levels during the nine months ended November 2, 2018.

The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value:

Money Market Funds — The Company’s investment in money market funds that are classified as cash equivalents hold underlying investments with a weighted average maturity of 90 days or less and are recognized at fair value. The valuations of these securities are based on quoted prices in active markets for identical assets, when available, or pricing models whereby all significant inputs are observable or can be derived from or corroborated by observable market data. The Company reviews security pricing and assesses liquidity on a quarterly basis. As of November 2, 2018, the Company’s U.S. portfolio had no material exposure to money market funds with a fluctuating net asset value.

Equity and Other Securities — The majority of the Company’s investments in equity and other securities that are measured at fair value on a recurring basis consist of strategic investments in publicly-traded companies. The valuation of these securities is based on quoted prices in active markets.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Debt Securities — The majority of the Company’s debt securities consists of various fixed income securities such as U.S. government and agencies, U.S. corporate, and foreign. Valuation is based on pricing models whereby all significant inputs, including benchmark yields, reported trades, broker-dealer quotes, issue spreads, benchmark securities, bids, offers, and other market related data, are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset. Inputs are documented in accordance with the fair value measurements hierarchy. The Company reviews security pricing and assesses liquidity on a quarterly basis. See Note 4 of the Notes to the Condensed Consolidated Financial Statements for additional information about investments.

Derivative Instruments — The Company’s derivative financial instruments consist primarily of foreign currency forward and purchased option contracts and interest rate swaps. The fair value of the portfolio is determined using valuation models based on market observable inputs, including interest rate curves, forward and spot prices for currencies, and implied volatilities. Credit risk is also factored into the fair value calculation of the Company’s derivative instrument portfolio. See Note 7 of the Notes to the Condensed Consolidated Financial Statements for a description of the Company’s derivative financial instrument activities.

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

As of November 2, 2018 and February 2, 2018, the Company held strategic investments of $610 million and $485 million, respectively. As these investments represent early-stage companies without readily determinable fair values, they are not included in the recurring fair value table above.

The Company has elected to apply the measurement alternative for these investments. Under the alternative, the Company measures investments without readily determinable fair values at cost, less impairment, adjusted by observable price changes. The Company must make a separate election to use the alternative for each eligible investment and is required to reassess at each reporting period whether an investment qualifies for the alternative. In evaluating these investments for impairment or observable price changes, the Company uses inputs including pre- and post-money valuations of recent financing events and the impact of those on its fully diluted ownership percentages, as well as other available information regarding the issuer’s historical and forecasted performance.

Carrying Value and Estimated Fair Value of Outstanding Debt — The following table summarizes the carrying value and estimated fair value of the Company’s outstanding debt as described in Note 6 of the Notes to the Condensed Consolidated Financial Statements, including the current portion, as of the dates indicated:

	November 2, 2018		February 2, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in billions)
Senior Secured Credit Facilities	$9.0	$9.2	$10.4	$10.6
First Lien Notes	$19.8	$20.9	$19.7	$21.9
Unsecured Notes and Debentures	$1.8	$1.9	$2.3	$2.5
Senior Notes	$3.1	$3.4	$3.1	$3.4
EMC Notes	$3.0	$2.9	$5.5	$5.4
VMware Notes	$4.0	$3.8	$4.0	$3.9
Margin Loan Facility	$2.0	$2.0	$2.0	$2.0

The fair values of the outstanding debt shown in the table above, as well as the DFS debt described in Note 5 of the Notes to the Condensed Consolidated Financial Statements, were determined based on observable market prices in a less active market or based on valuation methodologies using observable inputs and were categorized as Level 2 in the fair value hierarchy. The carrying value of DFS debt approximates fair value.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 4 — INVESTMENTS

The following table summarizes, by major security type, the carrying value and amortized cost of the Company’s investments. All debt security investments with remaining effective maturities in excess of one year and substantially all equity and other securities are recorded as long-term investments in the Condensed Consolidated Statements of Financial Position.

	November 2, 2018				February 2, 2018
	Cost	Unrealized Gain	Unrealized (Loss)	Carrying Value	Cost	Unrealized Gain	Unrealized (Loss)	Carrying Value
	(in millions)
Investments:
U.S. government and agencies	$395	$—	$(3)	$392	$485	$—	$(2)	$483
U.S. corporate debt securities	778	—	(4)	774	660	—	(2)	658
Foreign debt securities	1,162	—	(6)	1,156	1,048	—	(2)	1,046
Total short-term investments	2,335	—	(13)	2,322	2,193	—	(6)	2,187
U.S. government and agencies	320	—	(8)	312	600	—	(9)	591
U.S. corporate debt securities	897	—	(22)	875	1,361	—	(16)	1,345
Foreign debt securities	805	—	(19)	786	1,518	—	(17)	1,501
Equity and other securities (a)	731	389	(121)	999	640	86	—	726
Total long-term investments	2,753	389	(170)	2,972	4,119	86	(42)	4,163
Total investments	$5,088	$389	$(183)	$5,294	$6,312	$86	$(48)	$6,350
____________________

(a)
$610 million and $485 million of equity and other securities as of November 2, 2018 and February 2, 2018, respectively, are private strategic investments without readily determinable fair values, which are recorded at cost, less impairment, and adjusted for observable price changes. For the the nine months ended November 2, 2018, the equity and other securities without readily determinable fair values increased by $116 million due to upward adjustments for observable price changes offset by $30 million of downward adjustments that were primarily attributable to impairments.  The remainder of equity and other securities consists of publicly-traded investments that are measured at fair value on a recurring basis. See Note 3 of the Notes to the Condensed Consolidated Financial Statements for additional information on investments measured at fair value.

The Company’s investments in debt securities are classified as available-for-sale securities, which are carried at fair value. As of November 2, 2018, the aggregate fair value of investments held in a continuous unrealized loss position for greater than 12 months was $2.5 billion, and the unrealized loss on these investments was $41 million. As of February 2, 2018, the aggregate fair value of investments held in a continuous unrealized loss position for greater than 12 months was $1.9 billion, and the unrealized loss on these investments was $25 million.

The maturities of debt securities held as of November 2, 2018 are as follows:

	Carrying Value	Amortized Cost
	(in millions)
Due within one year	$2,322	$2,335
Due after 1 year through 5 years	1,932	1,980
Due after 5 years through 10 years	41	42
Total	$4,295	$4,357

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 5 — FINANCIAL SERVICES

The Company offers or arranges various financing options and services for its customers in North America, Europe, Australia, and New Zealand through Dell Financial Services and its affiliates (“DFS”). The key activities of DFS include originating, collecting, and servicing customer receivables primarily related to the purchase of Dell Technologies products and services. In some cases, DFS also offers financing on the purchase of third-party technology products that complement the Dell Technologies portfolio of products and services. New financing originations were $1.6 billion for both the three months ended November 2, 2018 and November 3, 2017, respectively, and were $5.2 billion and $4.3 billion for the nine months ended November 2, 2018 and November 3, 2017, respectively.

Financing Receivables

The Company’s financing receivables are aggregated into the following categories:

•
Revolving loans — Revolving loans offered under private label credit financing programs provide qualified customers with a revolving credit line for the purchase of products and services offered by Dell Technologies. These private label credit financing programs are referred to as Dell Preferred Account (“DPA”) and Dell Business Credit (“DBC”). The DPA product is primarily offered to individual consumer customers, and the DBC product is primarily offered to small and medium-sized commercial customers. Revolving loans in the United States bear interest at a variable annual percentage rate that is tied to the prime rate. Based on historical payment patterns, revolving loan transactions are typically repaid within twelve months on average.

•
Fixed-term sales-type leases and loans — The Company enters into sales-type lease arrangements with customers who seek lease financing. Leases with business customers have fixed terms of generally two to four years. Future maturities of minimum lease and associated financing payments as of November 2, 2018 were as follows: Fiscal 2019 - $781 million; Fiscal 2020 - $2,112 million; Fiscal 2021 - $1,393 million; Fiscal 2022 - $610 million; Fiscal 2023 and beyond - $216 million. Future maturities and associated financing payments referenced herein represent the aggregate payments under the customer lease contract. The Company also offers fixed-term loans to qualified small businesses, large commercial accounts, governmental organizations, educational entities, and certain individual consumer customers. These loans are repaid in equal payments including interest and have defined terms of generally three to five years.

The following table summarizes the components of the Company’s financing receivables segregated by portfolio segment as of November 2, 2018 and February 2, 2018:

	November 2, 2018			February 2, 2018
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total
	(in millions)
Financing receivables, net:
Customer receivables, gross (a)	$804	$6,740	$7,544	$900	$6,282	$7,182
Allowances for losses	(73)	(53)	(126)	(81)	(64)	(145)
Customer receivables, net	731	6,687	7,418	819	6,218	7,037
Residual interest	—	662	662	—	606	606
Financing receivables, net	$731	$7,349	$8,080	$819	$6,824	$7,643
Short-term	$731	$3,403	$4,134	$819	$3,100	$3,919
Long-term	$—	$3,946	$3,946	$—	$3,724	$3,724

____________________
(a) Customer financing receivables, gross, includes accrued interest.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following tables present the allowance for financing receivable losses for the three months ended November 2, 2018 and November 3, 2017, and the nine months ended November 2, 2018 and November 3, 2017, and changes in allowance for financing receivable losses for the respective periods:

	Three Months Ended
	November 2, 2018			November 3, 2017
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total
	(in millions)
Allowance for financing receivable losses:
Balances at beginning of period	$75	$51	$126	$81	$54	$135
Charge-offs, net of recoveries	(19)	(4)	(23)	(21)	(5)	(26)
Provision charged to income statement	17	6	23	19	3	22
Balances at end of period	$73	$53	$126	$79	$52	$131

	Nine Months Ended
	November 2, 2018			November 3, 2017
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total
	(in millions)
Allowance for financing receivable losses:
Balances at beginning of period	$81	$64	$145	$91	$52	$143
Charge-offs, net of recoveries	(58)	(21)	(79)	(63)	(13)	(76)
Provision charged to income statement	50	10	60	51	13	64
Balances at end of period	$73	$53	$126	$79	$52	$131

The following table summarizes the aging of the Company’s customer financing receivables, gross, including accrued interest, as of November 2, 2018 and February 2, 2018, segregated by class:

	November 2, 2018				February 2, 2018
	Current	Past Due 1 — 90 Days	Past Due >90 Days	Total	Current	Past Due 1 — 90 Days	Past Due >90 Days	Total
	(in millions)
Revolving — DPA	$560	$53	$22	$635	$633	$59	$23	$715
Revolving — DBC	147	18	4	169	162	19	4	185
Fixed-term — Consumer and Commercial	5,910	719	111	6,740	5,414	775	93	6,282
Total customer receivables, gross	$6,617	$790	$137	$7,544	$6,209	$853	$120	$7,182

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Credit Quality

The following table summarizes customer receivables, gross, including accrued interest, by credit quality indicator segregated by class, as of November 2, 2018 and February 2, 2018. The categories shown in the table below segregate customer receivables based on the relative degrees of credit risk. The credit quality indicators for DPA revolving accounts are measured primarily as of each quarter-end date, while all other indicators are generally updated on a periodic basis.

For DPA revolving receivables shown in the table below, the Company makes credit decisions based on proprietary scorecards, which include the customer’s credit history, payment history, credit usage, and other credit agency-related elements. The higher quality category includes prime accounts generally of a higher credit quality that are comparable to U.S. customer FICO scores of 720 or above. The mid-category represents the mid-tier accounts that are comparable to U.S. customer FICO scores from 660 to 719. The lower category is generally sub-prime and represents lower credit quality accounts that are comparable to U.S. customer FICO scores below 660. For the DBC revolving receivables and fixed-term commercial receivables shown in the table below, an internal grading system is utilized that assigns a credit level score based on a number of considerations, including liquidity, operating performance, and industry outlook. The grading criteria and classifications for the fixed-term products differ from those for the revolving products as loss experience varies between these product and customer groups. The credit quality categories cannot be compared between the different classes as loss experience varies substantially between the classes.

	November 2, 2018				February 2, 2018
	Higher	Mid	Lower	Total	Higher	Mid	Lower	Total
	(in millions)
Revolving — DPA	$122	$187	$326	$635	$131	$223	$361	$715
Revolving — DBC	$44	$50	$75	$169	$48	$58	$79	$185
Fixed-term — Consumer and Commercial	$3,640	$1,894	$1,206	$6,740	$3,334	$1,828	$1,120	$6,282

DFS Debt

The Company maintains programs that facilitate the funding of financing receivables in the capital markets. The following table summarizes DFS debt as of the periods indicated. The table excludes the allocated portion of the Company’s other borrowings, which represents the additional amount considered to fund the DFS business.

	November 2, 2018	February 2, 2018
	(in millions)
DFS U.S. debt
Securitization facilities	$1,649	$1,498
Fixed-term securitization offerings	2,683	2,034
Other	186	32
Total DFS U.S. debt	4,518	3,564
DFS international debt
Securitization facility	524	404
Other structured facilities	702	628
Note payable	193	200
Total DFS international debt	1,419	1,232
Total DFS debt	$5,937	$4,796
Total short-term DFS debt	$3,288	$3,327
Total long-term DFS debt	$2,649	$1,469

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

DFS U.S. Debt

Securitization Facilities — The Company maintains separate securitization facilities in the United States for fixed-term leases and loans and revolving loans. This debt is collateralized solely by the U.S. financing receivables in the facilities. The debt has a variable interest rate and the duration of this debt is based on the terms of the underlying financing receivables. As of November 2, 2018, the total debt capacity related to the U.S. securitization facilities was $3.5 billion. The Company enters into interest swap agreements to effectively convert a portion of its securitization debt from a floating rate to a fixed rate. See Note 7 of the Notes to the Condensed Consolidated Financial Statements for additional information about interest rate swaps.

The Company’s U.S. securitization facility for revolving loans is effective through June 1, 2020. The Company’s two U.S. securitization facilities for fixed-term leases and loans are effective through February 10, 2020 and February 22, 2020.

The securitization facilities contain standard structural features related to the performance of the securitized receivables, which include defined credit losses, delinquencies, average credit scores, and minimum collection requirements. In the event one or more of these criteria are not met and the Company is unable to restructure the facility, no further funding of receivables will be permitted and the timing of the Company’s expected cash flows from over-collateralization will be delayed. As of November 2, 2018, these criteria were met.

Fixed-Term Securitization Offerings — The Company periodically issues asset-backed debt securities under fixed-term securitization programs to private investors. The asset-backed debt securities are collateralized solely by the U.S. fixed-term financing receivables in the offerings, which are held by Special Purpose Entities (“SPEs”), as discussed below. The interest rate on these securities is fixed and ranges from 0.85% to 3.97% per annum, and the duration of these securities is based on the terms of the underlying financing receivables.

DFS International Debt

Securitization Facility — The Company maintains a securitization facility in Europe for fixed-term leases and loans. As of November 2, 2018, this facility was effective through January 13, 2019, and the total debt capacity of the facility was $684 million. On November 30, 2018, the Company renewed this facility, which is now effective through December 21, 2020 and has an expanded total debt capacity of $913 million.

The securitization facility contains standard structural features related to the performance of the securitized receivables which include defined credit losses, delinquencies, average credit scores, and minimum collection requirements. In the event one or more of these criteria are not met and the Company is unable to restructure the program, no further funding of receivables will be permitted and the timing of the Company’s expected cash flows from over-collateralization will be delayed. As of November 2, 2018, these criteria were met.

Other Structured Facilities — In connection with the Company’s international financing operations, the Company has entered into revolving structured financing debt programs related to its fixed-term lease and loan products sold in Canada, Europe, Australia, and New Zealand. The Canadian facility, which is collateralized solely by Canadian financing receivables, had a total debt capacity of $191 million as of November 2, 2018, and is effective through January 16, 2023. The European facility, which is collateralized solely by European financing receivables, had a total debt capacity of $456 million as of November 2, 2018, and is effective through December 14, 2020. On November 30, 2018, the European facility’s total debt capacity was increased to $684 million. The Australia and New Zealand facility, which is collateralized solely by the Australia and New Zealand financing receivables, had a total debt capacity of $130 million as of November 2, 2018, and is effective through January 29, 2020.

Note Payable — On November 27, 2017, the Company entered into an unsecured credit agreement to fund receivables in Mexico. As of November 2, 2018, the aggregate principal amount of the note payable is $193 million. The note bears interest at either the applicable London interbank offered rate (“LIBOR”) plus 2.25%, for the borrowings denominated in U.S. dollars, or the Mexican Interbank Equilibrium Interest Rate (“TIIE”) plus 2.00%, for the borrowings denominated in Mexican pesos. The note will mature on December 1, 2020. Although the note is unsecured, the Company intends to manage the note in the same manner as its structured financing programs, so that the collections from financing receivables in Mexico will be used to pay down principal and interest of the note.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Variable Interest Entities

In connection with the securitization facilities and offerings discussed above, the Company transfers certain U.S. and European customer financing receivables to SPEs that meet the definition of a Variable Interest Entity (“VIE”) and are consolidated, along with the associated debt, into the Consolidated Financial Statements, as the Company is the primary beneficiary of those VIEs. The SPEs are bankruptcy-remote legal entities with separate assets and liabilities. The purpose of the SPEs is to facilitate the funding of customer receivables in the capital markets.

The following table shows financing receivables held by the consolidated VIEs as of the respective dates:

	November 2, 2018	February 2, 2018
	(in millions)
Financing receivables held by consolidated VIEs, net:
Short-term, net	$2,908	$2,572
Long-term, net	2,570	1,981
Financing receivables held by consolidated VIEs, net	$5,478	$4,553

Financing receivables transferred via securitization through SPEs were $1.2 billion and $1.0 billion for the three months ended November 2, 2018 and November 3, 2017, respectively, and $3.7 billion and $2.9 billion for the nine months ended November 2, 2018 and November 3, 2017, respectively.

Some of the SPEs have entered into financing arrangements with multi-seller conduits that, in turn, issue asset-backed debt securities in the capital markets. The DFS debt outstanding, which is collateralized by the financing receivables held by the consolidated VIEs, was $4.9 billion and $3.9 billion as of November 2, 2018 and February 2, 2018, respectively. The Company’s risk of loss related to securitized receivables is limited to the amount by which the Company’s right to receive collections for assets securitized exceeds the amount required to pay interest, principal, and fees and expenses related to the asset-backed securities. The Company provides credit enhancement to the securitization in the form of over-collateralization.

Financing Receivable Sales

To manage certain concentrations of customer credit exposure, the Company may sell selected fixed-term financing receivables to unrelated third parties on a periodic basis. The amount of financing receivables sold was $590 million and $541 million for the nine months ended November 2, 2018 and November 3, 2017, respectively.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 6 — DEBT

The following table summarizes the Company’s outstanding debt as of the dates indicated:

	November 2, 2018	February 2, 2018
	(in millions)
Secured Debt
Senior Secured Credit Facilities:
4.31% Term Loan B Facility due September 2023	$4,950	$4,988
4.06% Term Loan A-2 Facility due September 2021	4,228	4,394
3.81% Term Loan A-3 Facility due December 2018	—	1,213
First Lien Notes:
3.48% due June 2019	3,750	3,750
4.42% due June 2021	4,500	4,500
5.45% due June 2023	3,750	3,750
6.02% due June 2026	4,500	4,500
8.10% due July 2036	1,500	1,500
8.35% due July 2046	2,000	2,000
Unsecured Debt
Unsecured Notes and Debentures:
5.65% due April 2018	—	500
5.875% due June 2019	600	600
4.625% due April 2021	400	400
7.10% due April 2028	300	300
6.50% due April 2038	388	388
5.40% due September 2040	264	264
Senior Notes:
5.875% due June 2021	1,625	1,625
7.125% due June 2024	1,625	1,625
EMC Notes:
1.875% due June 2018	—	2,500
2.650% due June 2020	2,000	2,000
3.375% due June 2023	1,000	1,000
VMware Notes:
2.30% due August 2020	1,250	1,250
2.95% due August 2022	1,500	1,500
3.90% due August 2027	1,250	1,250
DFS Debt (Note 5)	5,937	4,796
Other
4.78% Margin Loan Facility due April 2022	2,000	2,000
Other	47	101
Total debt, principal amount	$49,364	$52,694

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	November 2, 2018	February 2, 2018
	(in millions)
Total debt, principal amount	$49,364	$52,694
Unamortized discount, net of unamortized premium	(238)	(266)
Debt issuance costs	(469)	(557)
Total debt, carrying value	$48,657	$51,871
Total short-term debt, carrying value	$8,150	$7,873
Total long-term debt, carrying value	$40,507	$43,998

During the nine months ended November 2, 2018, the Company repaid $3 billion principal amount of its unsecured notes and $1.4 billion principal amount of its term loan facilities, which included approximately $0.2 billion of amortization. Additionally, during the nine months ended November 2, 2018, the Company issued an additional $1.2 billion, net, in DFS debt to support the expansion of its financing receivables portfolio.

Secured Debt

Senior Secured Credit Facilities — The Company has entered into a credit agreement that provides for senior secured credit facilities (the “Senior Secured Credit Facilities”) in the aggregate principal amount of $17.6 billion comprising (a) term loan facilities and (b) a senior secured Revolving Credit Facility, which includes capacity for up to $0.5 billion of letters of credit and for borrowings of up to $0.4 billion under swing-line loans. As of November 2, 2018, available borrowings under the Revolving Credit Facility totaled $3.3 billion. The Senior Secured Credit Facilities provide that the borrowers have the right at any time, subject to customary conditions, to request incremental term loans or incremental revolving commitments.

Borrowings under the Senior Secured Credit Facilities bear interest at a rate per annum equal to an applicable margin, plus, at the borrowers’ option, either (a) a base rate, which, under the Term Loan B Facility, is subject to an interest rate floor of 1.75% per annum, and under all other borrowings is subject to an interest rate floor of 0% per annum, or (b) a London interbank offered rate (“LIBOR”), which, under the Term Loan B Facility, is subject to an interest rate floor of 0.75% per annum, and under all other borrowings is subject to an interest rate floor of 0% per annum. Interest is payable, in the case of loans bearing interest based on LIBOR, at the end of each interest period (but at least every three months), in arrears and, in the case of loans bearing interest based on the base rate, quarterly in arrears.

The Term Loan A-2 Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 5% of the original principal amount in the first year after the closing date of the refinancing transaction on October 20, 2017, 10% of the original principal amount in each of the second and third years after October 20, 2017, and 70% of the original principal amount in the fourth year after October 20, 2017. The Term Loan B Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount. The Revolving Credit Facility has no amortization. The borrowers may voluntarily repay outstanding loans under the term loan facilities and the Revolving Credit Facility at any time without premium or penalty, other than customary “breakage” costs. The Term Loan A-3 Facility was fully repaid during the three months ended November 2, 2018.

All obligations of the borrowers under the Senior Secured Credit Facilities and certain swap agreements, cash management arrangements, and certain letters of credit provided by any lender or agent party to the Senior Secured Credit Facilities or any of its affiliates and certain other persons are secured by (a) a first-priority security interest in certain tangible and intangible assets of the borrowers and the guarantors and (b) a first-priority pledge of 100% of the capital stock of the borrowers, Dell Inc., a wholly‑owned subsidiary of the Company (“Dell”), and each wholly-owned material restricted subsidiary of the borrowers and the guarantors, in each case subject to certain thresholds, exceptions, and permitted liens.

On November 14, 2018, the Company entered into a commitment letter with bank lenders providing for bridge financing in an aggregate principal amount of up to $5.0 billion under the Senior Secured Credit Facilities. See Note 20 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information regarding the bridge financing.

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

China Revolving Credit Facility — On October 31, 2017, the Company entered into a credit agreement (the “China Revolving Credit Facility”) with a bank lender for a secured revolving loan facility in an aggregate principal amount not to exceed $500 million at an interest rate of LIBOR plus 0.6% per annum. The facility expired on October 31, 2018, with no outstanding borrowings due.

Unsecured Debt

Unsecured Notes and Debentures — The Company has outstanding unsecured notes and debentures (collectively, the “Unsecured Notes and Debentures”) that were issued prior to the acquisition of Dell by Dell Technologies Inc. in the going-private transaction that closed in October 2013. Interest on these borrowings is payable semiannually.

Senior Notes — The senior unsecured notes (collectively, the “Senior Notes”) were issued on June 22, 2016 in an aggregate principal amount of $3.25 billion. Interest on these borrowings is payable semiannually.

EMC Notes — On September 7, 2016, EMC had outstanding $2.5 billion aggregate principal amount of its 1.875% Notes due June 2018, which the Company fully repaid during the three months ended August 3, 2018, $2.0 billion aggregate principal amount of its 2.650% Notes due June 2020, and $1.0 billion aggregate principal amount of its 3.375% Notes due June 2023 (collectively, the “EMC Notes”). Interest on these borrowings is payable semiannually.

VMware Notes — On August 21, 2017, VMware, Inc. completed a public offering of unsecured senior notes in the aggregate amount of $4.0 billion, consisting of outstanding principal due on the following dates: $1.25 billion due August 21, 2020, $1.50 billion due August 21, 2022, and $1.25 billion due August 21, 2027 (collectively, the “VMware Notes”). The VMware Notes bear interest, payable semiannually, at annual rates of 2.30%, 2.95%, and 3.90%, respectively. None of the net proceeds of such borrowings will be made available to support the operations or satisfy any corporate purposes of Dell Technologies, other than the operations and corporate purposes of VMware, Inc. and VMware, Inc.’s subsidiaries.

VMware Revolving Credit Facility — On September 12, 2017, VMware, Inc. entered into an unsecured credit agreement, establishing a revolving credit facility (the “VMware Revolving Credit Facility”), with a syndicate of lenders that provides the company with a borrowing capacity of up to $1.0 billion which may be used for VMware, Inc. general corporate purposes. Commitments under the VMware Revolving Credit Facility are available for a period of five years, which may be extended, subject to the satisfaction of certain conditions, by up to two one year periods. The credit agreement contains certain representations, warranties, and covenants. Commitment fees, interest rates, and other terms of borrowing under the VMware Revolving Credit Facility may vary based on VMware, Inc.’s external credit ratings. None of the net proceeds of such borrowings will be made available to support the operations or satisfy any corporate purposes of Dell Technologies, other than the operations and corporate purposes of VMware, Inc. and VMware, Inc.’s subsidiaries. As of November 2, 2018, there were no outstanding borrowings under the VMware Revolving Credit Facility.

DFS Debt

See Note 5 and Note 7 of the Notes to the Condensed Consolidated Financial Statements, respectively, for discussion of DFS debt and the interest rate swap agreements that hedge a portion of that debt.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Other

Margin Loan Facility — On April 12, 2017, the Company entered into the Margin Loan Facility in an aggregate principal amount of $2.0 billion. VMW Holdco LLC, a wholly-owned subsidiary of EMC, is the borrower under the Margin Loan Facility, which is secured by 60 million shares of Class B common stock of VMware, Inc. and 20 million shares of Class A common stock of VMware, Inc. Loans under the Margin Loan Facility bear interest at a rate per annum payable, at the borrower’s option, either at (a) a base rate plus 1.25% per annum or (b) a LIBOR-based rate plus 2.25% per annum. Interest under the Margin Loan Facility is payable quarterly.

The Margin Loan Facility will mature in April 2022. The borrower may voluntarily repay outstanding loans under the Margin Loan Facility at any time without premium or penalty, other than customary “breakage” costs, subject to certain minimum threshold amounts for prepayment.

Pivotal Revolving Credit Facility — On September 7, 2017, Pivotal entered into a credit agreement (the “Pivotal Revolving Credit Facility”) that provides for a senior secured revolving loan facility in an aggregate principal amount not to exceed $100 million. The credit facility contains customary representations, warranties, and covenants, including financial covenants. The credit agreement will expire on September 8, 2020, unless it is terminated earlier. None of the net proceeds of borrowings under the facility will be made available to support the operations or satisfy any corporate purposes of Dell Technologies, other than the operations and corporate purposes of Pivotal and Pivotal’s subsidiaries. As of November 2, 2018, there were no outstanding borrowings under the Pivotal Revolving Credit Facility.

Aggregate Future Maturities

As of November 2, 2018, aggregate future maturities of the Company’s debt were as follows:

	Maturities by Fiscal Year
	2019 (remaining three months)	2020	2021	2022	2023	Thereafter	Total
	(in millions)
Senior Secured Credit Facilities and First Lien Notes	$124	$4,245	$371	$7,888	$62	$16,488	$29,178
Unsecured Notes and Debentures	—	600	—	400	—	952	1,952
Senior Notes and EMC Notes	—	—	2,000	1,625	—	2,625	6,250
VMware Notes	—	—	1,250	—	1,500	1,250	4,000
DFS Debt	1,011	2,812	1,712	318	75	9	5,937
Margin Loan Facility					2,000	—	2,000
Other	7	24	16	—	—	—	47
Total maturities, principal amount	1,142	7,681	5,349	10,231	3,637	21,324	49,364
Associated carrying value adjustments	—	(14)	(7)	(151)	(26)	(509)	(707)
Total maturities, carrying value amount	$1,142	$7,667	$5,342	$10,080	$3,611	$20,815	$48,657

Covenants and Unrestricted Net Assets — The credit agreement for the Senior Secured Credit Facilities contains customary negative covenants that generally limit the ability of Denali Intermediate Inc., a wholly-owned subsidiary of Dell Technologies (“Dell Intermediate”), Dell, and Dell’s and Denali Intermediate’s other restricted subsidiaries to incur debt, create liens, make fundamental changes, enter into asset sales, make certain investments, pay dividends or distribute or redeem certain equity interests, prepay or redeem certain debt, and enter into certain transactions with affiliates. The indenture governing the Senior Notes contains customary negative covenants that generally limit the ability of Denali Intermediate, Dell, and Dell’s and Denali Intermediate’s other restricted subsidiaries to incur additional debt or issue certain preferred shares, pay dividends on or make other distributions in respect of capital stock or make other restricted payments, make certain investments, sell or transfer certain assets, create liens on certain assets to secure debt, consolidate, merge, sell, or otherwise dispose of all or substantially all assets, enter into certain transactions with affiliates, and designate subsidiaries as unrestricted subsidiaries.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The negative covenants under such credit agreements and indenture are subject to certain exceptions, qualifications, and “baskets.” The indentures governing the First Lien Notes, the Unsecured Notes and Debentures, and the EMC Notes variously impose limitations, subject to specified exceptions, on creating certain liens, entering into sale and lease-back transactions, and entering into certain asset sales. The foregoing credit agreements and indentures contain customary events of default, including failure to make required payments, failure to comply with covenants, and the occurrence of certain events of bankruptcy and insolvency.

As of November 2, 2018, the Company had certain consolidated subsidiaries that were designated as unrestricted subsidiaries for all purposes of the applicable credit agreements and the indentures governing the First Lien Notes and the Senior Notes.

The Term Loan A-2 Facility and the Revolving Credit Facility are subject to a first lien leverage ratio covenant that is tested at the end of each fiscal quarter of Dell with respect to Dell’s preceding four fiscal quarters. The Company was in compliance with all financial covenants as of November 2, 2018.

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

The Company’s objective is to offset gains and losses resulting from these exposures with gains and losses on the derivative contracts used to hedge the exposures, thereby reducing volatility of earnings and protecting the fair values of assets and liabilities. The earnings effects of the derivative instruments are presented in the same income statement line items as the earnings effects of the hedged items. For derivatives designated as cash flow hedges, the Company assesses hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative. The Company does not have any derivatives designated as fair value hedges.

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

During the nine months ended November 2, 2018 and November 3, 2017, the Company did not discontinue any cash flow hedges related to foreign exchange contracts that had a material impact on the Company’s results of operations due to the probability that the forecasted cash flows would not occur.

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

Interest rate swaps are utilized to manage the interest rate risk, at a portfolio level, associated with DFS operations in Europe. The interest rate swaps economically convert the fixed rate on financing receivables to a three-month Euribor floating rate basis in order to match the floating rate nature of the banks’ funding pool. These contracts are not designated for hedge accounting and most expire within five years or less.

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Notional Amounts of Outstanding Derivative Instruments

The notional amounts of the Company’s outstanding derivative instruments were as follows as of the dates indicated:

	November 2, 2018	February 2, 2018
	(in millions)
Foreign exchange contracts:
Designated as cash flow hedging instruments	$6,984	$4,392
Non-designated as hedging instruments	5,480	6,223
Total	$12,464	$10,615

Interest rate contracts:
Non-designated as hedging instruments	$2,326	$1,897

Effect of Derivative Instruments Designated as Hedging Instruments on the Condensed Consolidated Statements of Financial Position and the Condensed Consolidated Statements of Income (Loss)

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in Accumulated OCI, Net of Tax, on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income
	(in millions)		(in millions)
For the three months ended November 2, 2018
		Total net revenue	$76
Foreign exchange contracts	$73	Total cost of net revenue	—
Interest rate contracts	—	Interest and other, net	—
Total	$73		$76

For the three months ended November 3, 2017
		Total net revenue	$(18)
Foreign exchange contracts	$76	Total cost of net revenue	(13)
Interest rate contracts	—	Interest and other, net	—
Total	$76		$(31)

For the nine months ended November 2, 2018
		Total net revenue	$122
Foreign exchange contracts	$314	Total cost of net revenue	—
Interest rate contracts	—	Interest and other, net	—
Total	$314		$122

For the nine months ended November 3, 2017
		Total net revenue	$(50)
Foreign exchange contracts	$(81)	Total cost of net revenue	(30)
Interest rate contracts	—	Interest and other, net	—
Total	$(81)		$(80)

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Effect of Derivative Instruments Not Designated as Hedging Instruments on the Condensed Consolidated Statement of Income (Loss)

	Three Months Ended		Nine Months Ended
	November 2, 2018	November 3, 2017	November 2, 2018	November 3, 2017	Location of Gain (Loss) Recognized
	(in millions)
Gain (Loss) Recognized:
Foreign exchange contracts	$18	$(75)	$50	$(71)	Interest and other, net
Interest rate contracts	1	1	2	—	Interest and other, net
Total	$19	$(74)	$52	$(71)

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Fair Value of Derivative Instruments in the Condensed Consolidated Statements of Financial Position

The Company presents its foreign exchange derivative instruments on a net basis in the Condensed Consolidated Statements of Financial Position due to the right of offset by its counterparties under master netting arrangements. The fair value of those derivative instruments presented on a gross basis as of each date indicated below was as follows:

	November 2, 2018
	Other Current Assets	Other Non- Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value
		(in millions)
Derivatives designated as hedging instruments:
Foreign exchange contracts in an asset position	$138	$—	$3	$—	$141
Foreign exchange contracts in a liability position	(7)	—	(9)	—	(16)
Net asset (liability)	131	—	(6)	—	125
Derivatives not designated as hedging instruments:
Foreign exchange contracts in an asset position	306	—	5	—	311
Foreign exchange contracts in a liability position	(193)	—	(12)	(2)	(207)
Interest rate contracts in an asset position	—	9	—	—	9
Interest rate contracts in a liability position	—	—	—	(3)	(3)
Net asset (liability)	113	9	(7)	(5)	110
Total derivatives at fair value	$244	$9	$(13)	$(5)	$235

	February 2, 2018
	Other Current Assets	Other Non- Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value
		(in millions)
Derivatives designated as hedging instruments:
Foreign exchange contracts in an asset position	$9	$—	$11	$—	$20
Foreign exchange contracts in a liability position	(7)	—	(52)	—	(59)
Net asset (liability)	2	—	(41)	—	(39)
Derivatives not designated as hedging instruments:
Foreign exchange contracts in an asset position	194	3	141	—	338
Foreign exchange contracts in a liability position	(127)	—	(283)	—	(410)
Interest rate contracts in an asset position	—	11	—	—	11
Interest rate contracts in a liability position	—	—	—	(1)	(1)
Net asset (liability)	67	14	(142)	(1)	(62)
Total derivatives at fair value	$69	$14	$(183)	$(1)	$(101)

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following tables present the gross amounts of the Company’s derivative instruments, amounts offset due to master netting agreements with the Company’s counterparties, and the net amounts recognized in the Condensed Consolidated Statements of Financial Position.

	November 2, 2018
	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ (Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Received or Pledged
	(in millions)
Derivative instruments:
Financial assets	$461	$(208)	$253	$—	$—	$253
Financial liabilities	(226)	208	(18)	—	3	(15)
Total derivative instruments	$235	$—	$235	$—	$3	$238

	February 2, 2018
	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ (Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Received or Pledged
	(in millions)
Derivative instruments:
Financial assets	$369	$(286)	$83	$—	$—	$83
Financial liabilities	(470)	286	(184)	—	—	(184)
Total derivative instruments	$(101)	$—	$(101)	$—	$—	$(101)

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 8 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table presents goodwill allocated to the Company’s business segments as of November 2, 2018 and February 2, 2018, and changes in the carrying amount of goodwill for the respective periods:

	Infrastructure Solutions Group (a)	Client Solutions Group	VMware	Other Businesses (b)	Total
	(in millions)
Balance as of February 2, 2018	$15,953	$4,237	$15,635	$4,095	$39,920
Goodwill acquired (c)	—	—	394	—	394
Impact of foreign currency translation	(330)	—	—	(72)	(402)
Goodwill divested	(69)	—	—	—	(69)
Other adjustments (d)	(396)	—	(2)	396	(2)
Goodwill impaired (e)	—	—	—	(190)	(190)
Balance as of November 2, 2018	$15,158	$4,237	$16,027	$4,229	$39,651
____________________

(a)	Infrastructure Solutions Group is composed of the Core Storage, Servers, and Networking goodwill reporting unit.

(b)	Other Businesses consists of offerings by Pivotal, SecureWorks, RSA Security LLC (“RSA Security”), Virtustream Group Holdings, Inc. (“Virtustream”), and Boomi, Inc. (“Boomi”).

(c)	During the three months ended November 2, 2018, VMware, Inc. completed the acquisition of CloudHealth Technologies, Inc. (“CloudHealth Technologies”).

(d)
During the three months ended May 4, 2018, the Company made certain segment reporting changes, which included the movement of the results of Virtustream from the Infrastructure Solutions Group segment to Other businesses. The amount of goodwill attributable to Virtustream was reclassified to Other businesses to align with these reporting changes.

(e)	The Company recognized a goodwill impairment charge related to Virtustream, as discussed below.

VMware, Inc. Acquisition — CloudHealth Technologies delivers a cloud operations platform that enables customers to analyze and manage cloud cost, usage, security, and performance centrally for native public clouds. The total purchase price was $495 million, net of cash acquired of $26 million and primarily included $101 million of identifiable intangible assets and $394 million of goodwill that is not expected to be deductible for tax purposes. The preliminary allocation of the purchase price was based on a preliminary valuation and assumptions, and is subject to change within the measurement period. VMware, Inc. expects to finalize the allocation of the purchase price as soon as practicable and not later than one year from the acquisition date.

Annual Goodwill Impairment Test — In connection with its annual impairment cycle, the Company elected to early adopt the amended guidance issued by the FASB that simplified the goodwill impairment test, as discussed in Note 1 of the Notes to the Condensed Consolidated Financial Statements.

Goodwill and indefinite-lived intangible assets are tested for impairment annually during the third fiscal quarter and whenever events or circumstances may indicate that an impairment has occurred. The Company elected to bypass the assessment of qualitative factors to determine whether it was more likely than not that the fair value of a reporting unit was less than its carrying amount, including goodwill. In electing to bypass the qualitative assessment, the Company proceeded directly to performing a quantitative goodwill impairment test to measure the fair value of each goodwill reporting unit relative to its carrying amount, and to determine the amount of goodwill impairment loss to be recognized, if any.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Management exercised significant judgment related to the above assessment, including the identification of goodwill reporting units, assignment of assets and liabilities to goodwill reporting units, assignment of goodwill to reporting units, and determination of the fair value of each goodwill reporting unit. The fair value of each goodwill reporting unit is generally estimated using a combination of public company multiples and discounted cash flow methodologies, unless the reporting unit relates to a publicly traded entity (VMware, Inc., Pivotal, or SecureWorks), in which case the fair value is determined based primarily on the public company market valuation. The discounted cash flow and public company multiples methodologies require significant judgment, including estimation of future cash flows, which is dependent on internal forecasts, current and anticipated economic conditions and trends, selection of market multiples through assessment of the reporting unit’s performance relative to peer competitors, the estimation of the long-term growth rate of the Company’s business, and the determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the fair value of the goodwill reporting unit, potentially resulting in a non-cash impairment charge.

Based on the results of the annual impairment test, which was a quantitative test for all goodwill reporting units, the fair values of each of the reporting units, except for the Virtustream reporting unit, exceeded their carrying values. Virtustream’s results, which are reported within the Company’s “Other Businesses,” do not meet the requirements for a reportable segment and are not material to the Company’s overall results. See Note 18 of the Notes to the Condensed Consolidated Financial Statements for additional segment information.

Virtustream delivers an application management cloud platform for enterprise mission-critical workloads in the Infrastructure-as-a-Service (“IaaS”) market, and has approximately $0.4 billion in goodwill that was derived from the EMC acquisition in fiscal year 2017.  Virtustream forecasts were revised downward due to a resetting of the longer term business model that is focused on a streamlined product portfolio.

It was determined that the carrying value of the Virtustream reporting unit exceeded its fair value, as such a goodwill impairment charge of approximately $190 million was recognized during the three months ended November 2, 2018. This expense was classified in selling, general, and administrative in the Condensed Consolidated Statements of Income (Loss). The impairment is reflected as a reduction in goodwill of approximately $190 million in the Condensed Consolidated Statements of Financial Position as of November 2, 2018. The Company did not have any accumulated goodwill impairment charges from prior period goodwill impairment tests. The remaining Virtustream goodwill was approximately $205 million, inclusive of the impact of foreign currency translation, as of November 2, 2018. Management will continue to monitor the Virtustream goodwill reporting unit and consider potential impacts to the impairment assessment.

Further, as a result of the annual impairment test, it was determined that the excess of fair value over carrying amount was less than 20% for the RSA Security reporting unit, which had an excess of fair value over carrying amount of 11% as of November 2, 2018. Management will continue to monitor the RSA Security goodwill reporting unit and consider potential impacts to the impairment assessment.

Intangible Assets

The Company’s intangible assets as of November 2, 2018 and February 2, 2018 were as follows:

	November 2, 2018			February 2, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in millions)
Customer relationships	$22,749	$(10,934)	$11,815	$22,764	$(8,637)	$14,127
Developed technology	15,678	(8,315)	7,363	15,586	(6,196)	9,390
Trade names	1,288	(553)	735	1,277	(407)	870
Leasehold assets (liabilities)	128	(9)	119	128	(6)	122
Definite-lived intangible assets	39,843	(19,811)	20,032	39,755	(15,246)	24,509
Indefinite-lived trade names	3,755	—	3,755	3,756	—	3,756
Total intangible assets	$43,598	$(19,811)	$23,787	$43,511	$(15,246)	$28,265

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Amortization expense related to definite-lived intangible assets was approximately $1.5 billion and $1.7 billion for the three months ended November 2, 2018 and November 3, 2017, respectively, and $4.6 billion and $5.3 billion for the nine months ended November 2, 2018 and November 3, 2017, respectively. The amortization expense for the fiscal year ended February 2, 2018 was primarily related to the intangible assets acquired in the EMC merger transaction. There were no material impairment charges related to intangible assets during the three months ended November 2, 2018 and November 3, 2017.

Due to Virtustream business changes, the Virtustream definite-lived intangible assets were tested for impairment using a quantitative analysis, and no impairment was identified.

Estimated future annual pre-tax amortization expense of definite-lived intangible assets as of November 2, 2018 over the next five fiscal years and thereafter is as follows:

Fiscal Years	(in millions)
2019 (remaining three months)	$1,543
2020	4,386
2021	3,358
2022	2,648
2023	1,763
Thereafter	6,334
Total	$20,032

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 9 — DEFERRED REVENUE

Deferred Revenue — Deferred revenue is recorded for support and deployment services, software maintenance, professional services, training, and SaaS when the Company has a right to invoice or payments have been received for undelivered products or services where transfer of control has not occurred. Revenue is recognized on these items when the revenue recognition criteria are met, generally resulting in ratable recognition over the contract term. The Company also has deferred revenue related to undelivered hardware and professional services, consisting of installations and consulting engagements, which are recognized as the Company’s performance obligations under the contract are completed.

Changes in the Company’s deferred revenue are presented in the following table for the period indicated:

	Three Months Ended	Nine Months Ended
	November 2, 2018	November 2, 2018
	(in millions)
Deferred revenue:
Deferred revenue at beginning of period	$21,700	$20,816
Revenue deferrals for new contracts and changes in estimates for pre-existing contracts (a)	5,166	16,626
Revenue recognized	(4,723)	(15,299)
Deferred revenue at end of period	$22,143	$22,143
Short-term deferred revenue	$12,079	$12,079
Long-term deferred revenue	$10,064	$10,064
____________________

(a)	Includes the impact of foreign currency exchange rate fluctuations.

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

Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, periodic revalidation, adjustments for revenue that have not materialized, and adjustments for currency.

The value of the transaction price allocated to remaining performance obligations as of November 2, 2018 was approximately $30 billion. The Company expects to recognize approximately 63% of remaining performance obligations as revenue in the next 12 months, and the remainder thereafter.

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

Changes in the Company’s liability for standard limited warranties are presented in the following table for the periods indicated.

	Three Months Ended		Nine Months Ended
	November 2, 2018	November 3, 2017	November 2, 2018	November 3, 2017
	(in millions)
Warranty liability:
Warranty liability at beginning of period	$542	$588	$539	$604
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties (a) (b)	226	209	656	672
Service obligations honored	(245)	(239)	(672)	(718)
Warranty liability at end of period	$523	$558	$523	$558
Current portion	$354	$371	$354	$371
Non-current portion	$169	$187	$169	$187
____________________

(a)
Changes in cost estimates related to pre-existing warranties are aggregated with accruals for new standard warranty contracts. The Company’s warranty liability process does not differentiate between estimates made for pre-existing warranties and new warranty obligations.

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

The Company accrues a liability when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company reviews these accruals at least quarterly and adjusts them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel, and other relevant information. To the extent new information is obtained and the Company’s views on the probable outcomes of claims, suits, assessments, investigations, or legal proceedings change, changes in the Company’s accrued liabilities would be recorded in the period in which such a determination is made. For some matters, the amount of liability is not probable or the amount cannot be reasonably estimated and therefore accruals have not been made.

The following is a discussion of the Company’s significant legal matters and other proceedings:

Appraisal Proceedings — On October 29, 2013, Dell Technologies acquired Dell in a transaction referred to as the going-private transaction.  Holders of shares of Dell common stock who did not vote on September 12, 2013 in favor of the proposal to adopt the amended going-private transaction agreement and who properly demanded appraisal of their shares and who otherwise comply with the requirements of Section 262 of the Delaware General Corporate Law (“DGCL”) are entitled to seek appraisal for, and obtain payment in cash for the judicially determined “fair value” (as defined pursuant to Section 262 of the DGCL) of, their shares in lieu of receiving the going-private transaction consideration. The liability for the appraisal proceedings was approximately $129 million as of February 2, 2018. On May 8, 2018, the Company entered into an agreement to settle a portion of the liability related to the appraisal proceedings in the amount of approximately $70 million, and on May 18, 2018, this portion of the liability was fully paid. The Company settled with the remaining plaintiffs as of July 16, 2018 in the amount of approximately $30 million. The remaining liability accrual was released to Interest and other, net during the three months ended August 3, 2018. As of August 3, 2018, there was no remaining liability for appraisal proceedings.

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

Copyright Levies — The Company’s obligation to collect and remit copyright levies in certain European Union (“EU”) countries may be affected by the resolution of legal proceedings pending in Germany and other EU member states against various companies, including Dell subsidiaries. The plaintiffs in those proceedings generally seek to impose or modify the levies with respect to sales of such equipment as multifunction devices, phones, personal computers, storage devices, and printers, alleging that such products enable the copying of copyrighted materials. Some of the proceedings also challenge whether the levy schemes in those countries comply with EU law. Certain EU member countries that do not yet impose levies on digital devices are expected to implement legislation to enable them to extend existing levy schemes, while some other EU member countries are expected to limit the scope of levy schemes and their applicability in the digital hardware environment. Dell, other companies, and various industry associations have opposed the extension of levies to the digital environment and have advocated alternative models of compensation to rights holders.

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

Class V Transaction Litigation — On October 31, 2018, High River Limited Partnership, Icahn Partners Master Fund LP, and Icahn Partners LP filed an action against Dell in Delaware Chancery Court, pursuant to Section 220 of the DGCL, seeking (1) to inspect certain of the Company’s books and records purportedly related to the Class V transaction described in Note 16 of the Notes to the Condensed Consolidated Financial Statements or the potential initial public offering of the Company’s Class C Common Stock, and (2) the public dissemination of unspecified materials already produced for inspection (High River LP v. Dell Tech. Holdings Inc., No. 2018-0790 (Del. Ch. filed Oct. 31, 2018)).  By motion dated October 31, 2018, the plaintiffs sought expedited treatment of their claims.  On November 1, 2018, Dell filed its opposition to the motion for expedited treatment.  On November 5, 2018, the Chancery Court scheduled a trial on the matter for November 19, 2018. Prior to the scheduled trial, on November 15, 2018, the plaintiffs voluntarily dismissed this action against the Company.

On November 8, 2018, Hallandale Beach Police and Fire Retirement Plan filed a putative stockholder class action lawsuit against our directors and Michael S. Dell, a separate property trust for the benefit of Mr. Dell’s wife, investment funds affiliated with Silver Lake Partners, and investment funds affiliated with MSD Partners, L.P. in Delaware Chancery Court, alleging, among other things, that the directors of the Company breached their fiduciary duties to holders of the Class V Common Stock in connection with the Class V transaction, because, among other things, the Class V transaction is allegedly financially unfair and coercive to holders of the Class V Common Stock and there were various conflicts of interest (Hallandale Beach Police and Fire Retirement Plan v. Michael Dell, et al., No. 2018-0816-JTL (Del. Ch. filed November 8, 2018)). The lawsuit seeks, among other things, a judicial declaration that that defendants breached their fiduciary duties and an award of damages, fees and costs.

As of November 2, 2018, the Company does not believe there is a reasonable possibility that a material loss exceeding the amounts already accrued for these or other proceedings or matters has been incurred. However, since the ultimate resolution of any such proceedings and matters is inherently unpredictable, the Company’s business, financial condition, results of operations, or cash flows could be materially affected in any particular period by unfavorable outcomes in one or more of these proceedings or matters. Whether the outcome of any claim, suit, assessment, investigation, or legal proceeding, individually or collectively, could have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows will depend on a number of variables, including the nature, timing, and amount of any associated expenses, amounts paid in settlement, damages, or other remedies or consequences.

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 12 — INCOME AND OTHER TAXES

For the three months ended November 2, 2018 and November 3, 2017, the Company’s effective income tax rates were 10.1% and 22.1%, respectively, on pre-tax losses of $1.0 billion and $1.1 billion, respectively. For the nine months ended November 2, 2018 and November 3, 2017, the Company’s effective income tax rates were 9.2% and 32.6%, respectively, on pre-tax losses of $2.1 billion and $4.1 billion, respectively. The changes in the Company’s effective income tax rates for the three and nine months ended November 2, 2018 compared to the prior periods were primarily attributable to impacts of the Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform” or the “Act”). The change in the Company’s effective income tax rate for the nine months ended November 2, 2018 was also impacted by discrete tax benefits resulting from the impact of adopting the new revenue standard.

U.S. Tax Reform was signed into law on December 22, 2017.  Among other things, U.S. Tax Reform lowers the U.S. corporate income tax rate to 21% from 35%, establishes a modified territorial system requiring a mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries (the “Transition Tax”), requires a minimum tax on certain future earnings generated by foreign subsidiaries while providing for future tax-free repatriation of earnings through a 100% dividends-received deduction, and places limitations on the deductibility of net interest expense.

GAAP requires the effect of a change in tax laws to be recognized in the period that includes the enactment date.  Due to the complexities involved in accounting for the enactment of U.S. Tax Reform, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which allows companies to record provisional amounts in earnings for the first year following the Act’s enactment, with those provisional amounts required to be finalized by the end of that year. In accordance with GAAP and SAB 118, for the fiscal year ended February 2, 2018, the Company recognized a provisional tax benefit of $0.5 billion, which was primarily driven by a $1.5 billion tax benefit related to the remeasurement of deferred tax assets and liabilities, offset by $1.0 billion of current and future income tax expenses related to the Transition Tax.  The Company’s provisional estimates for the Transition Tax are based on its initial analysis using available information and estimates.  The Company continues to collect and process the data necessary to complete its determination of the accounting implications of U.S. Tax Reform, as well as to evaluate the impact of recently proposed guidance issued by the U.S. Treasury Department on the provisional calculation. Any final guidance to be issued by the U.S. Treasury Department also could further affect the provisional calculation. As a result, no adjustments have been made to the provisional amount recorded for the fiscal year ended February 2, 2018.  In accordance with SAB 118, any adjustments to the Company’s provision estimates will be complete by the fourth quarter of the fiscal year ending February 1, 2019. Revisions to the Company’s provisional estimates may be material to the Company.

The differences between the estimated effective income tax rates and the U.S. federal statutory rate of 21% principally result from the Company’s geographical distribution of income and differences between the book and tax treatment of certain items. In certain jurisdictions, the Company’s tax rate is significantly less than the applicable statutory rate as a result of tax holidays. The majority of the Company’s foreign income that is subject to these tax holidays and lower tax rates is attributable to Singapore, China, and Malaysia. A significant portion of these income tax benefits is related to a tax holiday that will expire at the end of the fiscal year ending February 1, 2019. The Company is currently seeking new terms for the affected subsidiary beyond the fiscal year ending February 1, 2019, and it is uncertain whether any terms will be agreed upon. The Company’s other tax holidays will expire in whole or in part during fiscal years 2019 through 2023. Many of these tax holidays and reduced tax rates may be extended when certain conditions are met or may be terminated early if certain conditions are not met.

The Company’s U.S. federal income tax returns for fiscal years 2007 through 2009 are currently under consideration by the Office of Appeals of the Internal Revenue Service (the “IRS”). The IRS issued a Revenue Agent’s Report (“RAR”) related to those years during the fiscal year ended February 3, 2017.  The IRS has proposed adjustments primarily relating to transfer pricing matters with which the Company disagrees and is contesting through the IRS administrative appeals process. In May 2017, the IRS commenced a federal income tax audit for fiscal years 2010 through 2014, which could take several years to complete.

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

Judgment is required in evaluating the Company’s uncertain tax positions and determining the Company’s provision for income taxes. The unrecognized tax benefits were $3.2 billion as of both November 2, 2018 and February 2, 2018 and are included in other non-current liabilities in the Condensed Consolidated Statements of Financial Position. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

The Company takes certain non-income tax positions in the jurisdictions in which it operates and has received certain non-income tax assessments from various jurisdictions. The Company believes that a material loss in these matters is not probable and that it is not reasonably possible that a material loss exceeding amounts already accrued has been incurred.  The Company believes its positions in these non-income tax litigation matters are supportable and that it ultimately will prevail in the matters. In the normal course of business, the Company’s positions and conclusions related to its non-income taxes could be challenged and assessments may be made. To the extent new information is obtained and the Company’s views on its positions, probable outcomes of assessments, or litigation change, changes in estimates to the Company’s accrued liabilities would be recorded in the period in which such a determination is made. In the resolution process for income tax and non-income tax audits, in certain situations the Company is required to provide collateral guarantees or indemnification to regulators and tax authorities until the matter is resolved.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 13 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) is presented in stockholders’ equity in the Condensed Consolidated Statements of Financial Position and consists of amounts related to foreign currency translation adjustments, unrealized net gains (losses) on investments, unrealized net gains (losses) on cash flow hedges, and actuarial net gains (losses) from pension and other postretirement plans.

The following table presents changes in accumulated other comprehensive income (loss), net of tax, by the following components for the periods indicated:

	Foreign Currency Translation Adjustments	Investments	Cash Flow Hedges	Pension and Other Postretirement Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balances as of February 2, 2018	$179	$22	$(103)	$32	$130
Adjustment for adoption of accounting standards (Note 1)	—	(61)	—	3	(58)
Other comprehensive income (loss) before reclassifications	(721)	(2)	314	—	(409)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1)	(122)	—	(123)
Total change for the period	(721)	(64)	192	3	(590)
Less: Change in comprehensive loss attributable to non-controlling interests	—	(2)	(2)	—	(4)
Balances as of November 2, 2018	$(542)	$(40)	$91	$35	$(456)

Amounts related to investments are reclassified to net income when gains and losses are realized. See Note 3 and Note 4 of the Notes to the Condensed Consolidated Financial Statements for more information on the Company’s investments. Amounts related to the Company’s cash flow hedges are reclassified to net income during the same period in which the items being hedged are recognized in earnings. See Note 7 of the Notes to the Condensed Consolidated Financial Statements for more information on the Company’s derivative instruments.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following tables present reclassifications out of accumulated other comprehensive income (loss), net of tax, to net income (loss) for the periods presented:

	Three Months Ended
	November 2, 2018			November 3, 2017
	Investments	Cash Flow Hedges	Total	Investments	Cash Flow Hedges	Total
	(in millions)
Total reclassifications, net of tax:
Net revenue	$—	$76	$76	$—	$(18)	$(18)
Cost of net revenue	—	—	—	—	(13)	(13)
Interest and other, net	—	—	—	—	—	—
Total reclassifications, net of tax	$—	$76	$76	$—	$(31)	$(31)

	Nine Months Ended
	November 2, 2018			November 3, 2017
	Investments	Cash Flow Hedges	Total	Investments	Cash Flow Hedges	Total
	(in millions)
Total reclassifications, net of tax:
Net revenue	$—	$122	$122	$—	$(50)	$(50)
Cost of net revenue	—	—	—	—	(30)	(30)
Interest and other, net	1	—	1	(3)	—	(3)
Total reclassifications, net of tax	$1	$122	$123	$(3)	$(80)	$(83)

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 14 — NON-CONTROLLING INTERESTS

VMware, Inc. — The non-controlling interests’ share of equity in VMware, Inc. is reflected as a component of the non-controlling interests in the accompanying Condensed Consolidated Statements of Financial Position and was $5.8 billion and $5.2 billion as of November 2, 2018 and February 2, 2018, respectively. As of November 2, 2018 and February 2, 2018, the Company held approximately 80.7% and 81.9%, respectively, of the outstanding equity interest in VMware, Inc.

Pivotal — On April 24, 2018, Pivotal completed a registered underwritten IPO of its Class A common stock. In conjunction with the IPO, all of Pivotal’s preferred equity shares were converted into shares of its common stock on a one-to-one basis, such that upon completion of its IPO, Pivotal’s outstanding capital stock consisted solely of common stock. The non-controlling interests’ share of equity in Pivotal is reflected as a component of the non-controlling interest in the accompanying Condensed Consolidated Statements of Financial Position and was $959 million and $489 million as of November 2, 2018 and February 2, 2018, respectively. The increase in non-controlling interest for Pivotal is primarily due to the IPO completed during the three months ended May 4, 2018. As of November 2, 2018 and February 2, 2018, the Company held approximately 63.7% and 77.1%, respectively, of the outstanding equity interest in Pivotal.

SecureWorks — The non-controlling interests’ share of equity in SecureWorks is reflected as a component of the non-controlling interests in the accompanying Condensed Consolidated Statements of Financial Position and was $96 million and $90 million as of November 2, 2018 and February 2, 2018, respectively. As of November 2, 2018 and February 2, 2018, the Company held approximately 86.6% and 87.1%, respectively, of the outstanding equity interest in SecureWorks, excluding restricted stock awards (“RSAs”). As of November 2, 2018 and February 2, 2018, the Company held approximately 85.6% and 86.3%, respectively, of the outstanding equity interest in SecureWorks, including RSAs.

The effect of changes in the Company’s ownership interest in VMware, Inc., Pivotal, and SecureWorks on the Company’s equity was as follows:

Nine Months Ended
November 2, 2018
(in millions)
Net loss attributable to Dell Technologies Inc.	$(2,011)
Transfers (to) from the non-controlling interests:
Increase in Dell Technologies Inc. additional paid-in-capital for equity issuances and other equity activity	783
Decrease in Dell Technologies Inc. additional paid-in-capital for equity issuances and other equity activity	(667)
Net transfers from non-controlling interests	116
Change from net loss attributable to Dell Technologies Inc. and transfers to/from the non-controlling interests	$(1,895)

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

The Company has two groups of common stock, denoted as the DHI Group Common Stock and the Class V Common Stock. The DHI Group Common Stock consists of four classes of common stock, referred to as Class A Common Stock, Class B Common Stock, Class C Common Stock, and Class D Common Stock. The DHI Group generally refers to the direct and indirect interest of Dell Technologies in all of Dell Technologies’ business, assets, properties, liabilities, and preferred stock other than those attributable to the Class V Group, as well as the DHI Group’s retained interest in the Class V Group equal to approximately 39% of the Company’s economic interest in the Class V Group as of November 2, 2018. The Class V Common Stock is intended to track the economic performance of approximately 61% of the Company’s economic interest in the Class V Group as of such date. The Class V Group consists solely of VMware, Inc. common stock held by the Company. As of November 2, 2018, the Class V Group consisted of approximately 331 million shares of VMware, Inc. common stock. See Note 16 of the Notes to the Condensed Consolidated Financial Statements and Exhibit 99.1 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2018 for more information regarding the allocation of earnings from Dell Technologies’ interest in VMware, Inc. between the DHI Group and the Class V Common Stock.

For purposes of calculating earnings (loss) per share, the Company used the two-class method. As all classes of DHI Group Common Stock share the same rights in dividends, basic and diluted earnings (loss) per share are the same for each class of DHI Group Common Stock.

The following table sets forth basic and diluted earnings (loss) per share for each of the periods presented:

	Three Months Ended		Nine Months Ended
	November 2, 2018	November 3, 2017	November 2, 2018	November 3, 2017
Earnings (loss) per share attributable to Dell Technologies Inc. - basic:
Class V Common Stock - basic	$0.83	$0.98	$4.80	$2.58
DHI Group - basic	$(1.84)	$(1.84)	$(5.23)	$(5.78)

Earnings (loss) per share attributable to Dell Technologies Inc. - diluted:
Class V Common Stock - diluted	$0.81	$0.96	$4.72	$2.54
DHI Group - diluted	$(1.84)	$(1.84)	$(5.25)	$(5.79)

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table sets forth the computation of basic and diluted earnings (loss) per share for each of the periods presented:

	Three Months Ended		Nine Months Ended
	November 2, 2018	November 3, 2017	November 2, 2018	November 3, 2017
	(in millions)
Numerator: Class V Common Stock
Net income attributable to Class V Common Stock - basic	$165	$198	$955	$527
Incremental dilution from VMware, Inc. attributable to Class V Common Stock (a)	(3)	(4)	(15)	(8)
Net income attributable to Class V Common Stock - diluted	$162	$194	$940	$519

Numerator: DHI Group
Net loss attributable to DHI Group - basic	$(1,041)	$(1,044)	$(2,966)	$(3,276)
Incremental dilution from VMware, Inc. attributable to DHI Group (a)	(1)	(2)	(9)	(5)
Net loss attributable to DHI Group - diluted	$(1,042)	$(1,046)	$(2,975)	$(3,281)

Denominator: Class V Common Stock weighted-average shares outstanding
Weighted-average shares outstanding - basic	199	202	199	204
Dilutive effect of options, restricted stock units, restricted stock, and other (b)	—	—	—	—
Weighted-average shares outstanding - diluted	199	202	199	204
Weighted-average shares outstanding - antidilutive (b)	—	—	—	—

Denominator: DHI Group weighted-average shares outstanding
Weighted-average shares outstanding - basic	567	567	567	567
Dilutive effect of options, restricted stock units, restricted stock, and other	—	—	—	—
Weighted-average shares outstanding - diluted	567	567	567	567
Weighted-average shares outstanding - antidilutive (c)	46	34	47	36
____________________

(a)
The incremental dilution from VMware, Inc. represents the impact of VMware, Inc.’s dilutive securities on the diluted earnings (loss) per share of the DHI Group and the Class V Common Stock, respectively, and is calculated by multiplying the difference between VMware, Inc.’s basic and diluted earnings (loss) per share by the number of shares of VMware, Inc. common stock held by the Company.

(b)
The dilutive effect of Class V Common Stock-based incentive awards was not material to the calculation of the weighted-average Class V Common Stock shares outstanding. The antidilutive effect of these awards was also not material.

(c)
Stock-based incentive awards have been excluded from the calculation of the DHI Group’s diluted earnings (loss) per share because their effect would have been antidilutive, as the Company had a net loss from continuing operations attributable to the DHI Group for the periods presented.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents a reconciliation to the consolidated net income (loss) attributable to Dell Technologies Inc.:

	Three Months Ended		Nine Months Ended
	November 2, 2018	November 3, 2017	November 2, 2018	November 3, 2017
	(in millions)
Net income attributable to Class V Common Stock	$165	$198	$955	$527
Net loss attributable to DHI Group	(1,041)	(1,044)	(2,966)	(3,276)
Net loss attributable to Dell Technologies Inc.	$(876)	$(846)	$(2,011)	$(2,749)

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 16 — CAPITALIZATION

The following table summarizes the Company’s authorized, issued, and outstanding common stock as of the dates indicated:

	Authorized	Issued	Outstanding
	(in millions of shares)
Common stock as of February 2, 2018
Class A	600	410	410
Class B	200	137	137
Class C	7,900	24	23
Class D	100	—	—
Class V	343	223	199
	9,143	794	769

Common stock as of November 2, 2018
Class A	600	410	410
Class B	200	137	137
Class C	7,900	24	22
Class D	100	—	—
Class V	343	223	199
	9,143	794	768

Preferred Stock

The Company is authorized to issue one million shares of preferred stock, par value $.01 per share. As of November 2, 2018, no shares of preferred stock were issued or outstanding.

Common Stock

DHI Group Common Stock and DHI Group— The Class A Common Stock, the Class B Common Stock, the Class C Common Stock, and the Class D Common Stock are collectively referred to as the DHI Group Common Stock. The par value for all classes of DHI Group Common Stock is $.01 per share. The Class A Common Stock, the Class B Common Stock, the Class C Common Stock, and the Class D Common Stock share equally in dividends declared or accumulated and have equal participation rights in undistributed earnings. The DHI Group generally refers to the direct and indirect interest of Dell Technologies in all of Dell Technologies’ business, assets, properties, liabilities, and preferred stock other than those attributable to the Class V Group, as well as the DHI Group’s retained interest in the Class V Group.

Class V Common Stock and Class V Group — In connection with the EMC merger transaction, the Company authorized 343 million shares of Class V Common Stock. The Class V Common Stock is a type of common stock commonly referred to as a tracking stock, which is a class of common stock that is intended to track the economic performance of a defined set of assets and liabilities. As of November 2, 2018, the 199 million shares of outstanding Class V Common Stock were intended to track the economic performance of approximately 61% of Dell Technologies’ economic interest in the Class V Group. The Class V Group as of such date consisted solely of approximately 331 million shares of VMware, Inc. common stock held by the Company. The remaining 39% economic interest in the Class V Group as of November 2, 2018 was represented by the approximately 127 million retained interest shares held by the DHI Group.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Repurchases of Common Stock; Treasury Stock

Class V Common Stock Repurchases by Dell Technologies Inc.

Since the date of the EMC merger transaction, the Company has authorized several programs to repurchase shares of its Class V Common Stock. Of the $2.1 billion total authorized for repurchases under the programs, $676 million remained available as of November 2, 2018, all of which is attributable to the DHI Group Repurchase Program, which the board of directors suspended on December 13, 2016 until such time as it authorizes the reinstatement of that program.

During the three months ended November 2, 2018, the Company did not repurchase any Class V Common Stock. During the three months ended November 3, 2017, the Company repurchased 3.8 million shares of Class V Common Stock for an aggregate purchase price of $300 million. The repurchase of these shares was funded by proceeds received by the Class V Group from the sale by a subsidiary of the Company of shares of Class A common stock of VMware, Inc. owned by such subsidiary. Share repurchases made by VMware, Inc. of its Class A common stock from a subsidiary of the Company do not affect the determination of the respective interests of the Class V Common Stock and the DHI Group in the Class V Group. See Exhibit 99.1 filed with the Quarterly Report on Form 10-Q for the three months ended November 2, 2018 for more information regarding Unaudited Attributed Financial Information for the Class V Group.

All shares of Class V Common Stock repurchased by the Company pursuant to the repurchase programs are held as treasury stock at cost.

DHI Group Common Stock Repurchases

During the three months ended November 2, 2018, the Company did not repurchase any shares of DHI Group Common Stock. During the three months ended November 3, 2017, the Company repurchased an immaterial number of shares of DHI Group Common Stock for approximately $4 million.

All shares of DHI Group Common Stock repurchased by the Company are held as treasury stock at cost.

VMware, Inc. Class A Common Stock Repurchases by VMware, Inc.

Since the date of the EMC merger transaction, VMware, Inc.’s board of directors has authorized the repurchase of a total of $2.2 billion of VMware, Inc.’s Class A common stock, of which $876 million remained available as of November 2, 2018.

During the three months ended November 2, 2018, VMware, Inc. did not repurchase any of its Class A common stock. During the three months and nine months ended November 3, 2017, VMware, Inc. repurchased 5.1 million shares of its Class A common stock in the open market for $555 million.

All shares repurchased under VMware, Inc.’s stock repurchase programs are retired.

Class V Transaction

On July 2, 2018, the Company announced that it had completed its evaluation of potential strategic business opportunities. As a result of such evaluation, the Company has determined to pursue a transaction, referred to as the “Class V transaction,” pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated as of July 1, 2018, between the Company and Teton Merger Sub Inc. (“Merger Sub”), a Delaware corporation and wholly-owned subsidiary of the Company. The Merger Agreement provides, among other things and subject to the terms and conditions set forth therein, that Merger Sub will be merged with and into the Company (the “Merger”), with the Company continuing as the surviving corporation.

The Merger Agreement provides that, subject to the terms and conditions thereof, at the effective time of the Merger (the “Effective Time”), each share of Class V Common Stock that is issued and outstanding immediately prior to the Effective Time will be canceled and converted into the right to receive, at the holder’s election, (i) 1.3665 shares (the “Share Consideration”) of Class C Common Stock or (ii) $109.00 in cash, without interest (the “Cash Consideration”), subject to an aggregate amount of Cash Consideration that may be received by holders of Class V Common Stock in the Merger not exceeding $9 billion (the “Aggregate Cash Consideration Cap”).

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

In addition, pursuant to the Merger Agreement, as of the Effective Time and unless otherwise agreed by the Company and a holder of a Class V Common Stock-based equity award granted by the Company (a “Class V Award”), each Class V Award will be converted into a new equity award on the same terms and conditions (including applicable vesting requirements and deferral provisions) with respect to the number of shares of Class C Common Stock that is equal to the number of shares of Class V Common Stock that were subject to the Class V Award multiplied by 1.3665 (rounded down to the nearest whole share). The exercise price for any Class V Award options so converted will equal the exercise price of such Class V Award options immediately prior to the Effective Time divided by 1.3665 (rounded up to the nearest whole penny).

In connection with the Merger Agreement, the board of directors of VMware, Inc. declared a conditional $11 billion one‑time special cash dividend pro rata to holders of VMware, Inc. common stock. Immediately prior to the completion of the Class V transaction, subject to the satisfaction of other conditions of the Class V transaction, as well as certain other conditions, VMware, Inc. will pay the special cash dividend to its stockholders. Approximately $8.87 billion of the VMware, Inc. cash dividend will be received by the Company and used to fund all or substantially all of the Cash Consideration paid to holders of the Class V Common Stock in the Class V transaction. The Company will fund any remaining cash consideration, which is not expected to be material, from cash on hand.

The obligation of the Company to complete the Merger and the Class V transaction is subject to stockholder approval and certain other closing conditions as further described in a Current Report on Form 8-K filed by the Company with the SEC on July 2, 2018.

On October 3, 2018, the Company announced that as a potential contingency plan in the event the Class V transaction is not consummated, it had met with certain investment banks to explore a potential initial public offering of its Class C Common Stock. There is no assurance that the Company’s board of directors will determine to proceed with an initial public offering of its Class C Common Stock in the event that the Class V transaction is not consummated.

On November 14, 2018, the Company and Merger Sub entered into an amendment to the Merger Agreement which, among other things, increases the Aggregate Cash Consideration Cap, the Share Consideration, and the Cash Consideration, and provides for certain corporate governance changes to be implemented following the closing of the Merger. See Note 20 of the Notes to the Condensed Consolidated Financial Statements for further information regarding the amended Class V transaction.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 17 — REDEEMABLE SHARES

Awards under the Company’s stock incentive plans include certain rights that allow the holder to exercise a put feature for the underlying Class A or Class C Common Stock after a six month holding period following the issuance of such common stock. The put feature requires the Company to purchase the stock at its fair market value. Accordingly, these awards and such common stock are subject to reclassification from equity to temporary equity, and the Company determines the award amounts to be classified as temporary equity as follows:

•
For stock options to purchase Class C Common Stock subject to service requirements, the intrinsic value of the option is multiplied by the portion of the option for which services have been rendered. Upon exercise of the option, the amount in temporary equity represents the fair value of the Class C Common Stock.

•
For stock appreciation rights, restricted stock units (“RSUs”), or RSAs, any of which stock award types are subject to service requirements, the fair value of the share is multiplied by the portion of the share for which services have been rendered.

•
For share-based arrangements that are subject to the occurrence of a contingent event, those amounts are not reclassified to temporary equity until the contingency has been satisfied. Contingent events include the achievement of performance-based metrics.

The following table sets forth the amount of redeemable shares classified as temporary equity and summarizes the award type as of the dates indicated:

	November 2, 2018	February 2, 2018
	(in millions)
Redeemable shares classified as temporary equity	$2,095	$384

Issued and outstanding unrestricted common shares	2.3	2.9
Restricted stock units	3.6	0.4
Restricted stock awards	1.4	0.1
Outstanding stock options	30.8	15.3

The increase in the value of redeemable shares during the nine months ended November 2, 2018 was primarily attributable to an increase in DHI Group Common Stock fair value, as well as the reassessment of vesting of performance-based awards.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 18 — SEGMENT INFORMATION

The Company has three reportable segments that are based on the following business units: Infrastructure Solutions Group (“ISG”); Client Solutions Group (“CSG”); and VMware.

ISG previously included Virtustream product and service offerings. Virtustream’s cloud software and infrastructure-as-a-service solutions enable customers to migrate, run, and manage mission-critical applications in cloud-based IT environments. During the three months ended May 4, 2018, the Company made certain segment reporting changes, which included the movement of Virtustream’s results from ISG to Other businesses. None of these changes impacted the Company’s previously reported consolidated financial results, but the Company’s prior period segment results have been recast to reflect this change.

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

The reportable segments disclosed herein are based on information reviewed by the Company’s management to evaluate the business segment results. The Company’s measure of segment operating income for management reporting purposes excludes the impact of other businesses, purchase accounting, amortization of intangible assets, unallocated corporate transactions, severance and facility action costs, and transaction-related expenses. The Company does not allocate assets to the above reportable segments for internal reporting purposes.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents a reconciliation of net revenue by the Company’s reportable segments to the Company’s consolidated net revenue as well as a reconciliation of consolidated segment operating income to the Company’s consolidated operating loss:

	Three Months Ended		Nine Months Ended
	November 2, 2018	November 3, 2017	November 2, 2018	November 3, 2017
	(in millions)
Consolidated net revenue:
Infrastructure Solutions Group	$8,937	$7,535	$26,831	$21,963
Client Solutions Group	10,905	9,829	32,304	28,743
VMware	2,229	1,933	6,451	5,735
Reportable segment net revenue	22,071	19,297	65,586	56,441
Other businesses (a)	583	557	1,736	1,629
Unallocated transactions (b)	(3)	(3)	(6)	(8)
Impact of purchase accounting (c)	(169)	(295)	(536)	(985)
Total net revenue	$22,482	$19,556	$66,780	$57,077

Consolidated operating income (loss):
Infrastructure Solutions Group	$935	$870	$2,886	$2,023
Client Solutions Group	447	630	1,405	1,483
VMware	768	634	2,117	1,973
Reportable segment operating income	2,150	2,134	6,408	5,479
Other businesses (a)	(40)	(19)	(139)	(71)
Unallocated transactions (b)	(46)	(6)	(71)	(8)
Impact of purchase accounting (c)	(193)	(366)	(630)	(1,195)
Amortization of intangibles	(1,546)	(1,734)	(4,594)	(5,250)
Transaction-related expenses (d)	(167)	(86)	(437)	(415)
Other corporate expenses (e)	(514)	(333)	(1,059)	(887)
Total operating loss	$(356)	$(410)	$(522)	$(2,347)
_________________

(a)
Pivotal, SecureWorks, RSA Security, Virtustream, and Boomi constitute “Other businesses” and do not meet the requirements for a reportable segment, either individually or collectively. The results of Other businesses are not material to the Company’s overall results.

(b)	Unallocated transactions includes long-term incentives, certain short-term incentive compensation expenses, and other corporate items that are not allocated to Dell Technologies’ reportable segments.

(c)	Impact of purchase accounting includes non-cash purchase accounting adjustments that are primarily related to the EMC merger transaction.

(d)	Transaction-related expenses includes acquisition, integration, and divestiture related costs.

(e)	Other corporate expenses includes goodwill impairment charges, severance, facility action costs, and stock-based compensation expense.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents the disaggregation of net revenue by reportable segment, and by major product categories within the segments:

	Three Months Ended		Nine Months Ended
	November 2, 2018	November 3, 2017	November 2, 2018	November 3, 2017
	(in millions)
Net revenue:
Infrastructure Solutions Group:
Servers and networking	$5,054	$3,875	$14,700	$10,908
Storage	3,883	3,660	12,131	11,055
Total ISG net revenue	8,937	7,535	26,831	21,963
Client Solutions Group:
Commercial	7,613	6,778	23,085	20,327
Consumer	3,292	3,051	9,219	8,416
Total CSG net revenue	10,905	9,829	32,304	28,743
VMware:
Total VMware net revenue	2,229	1,933	6,451	5,735
Total segment net revenue	$22,071	$19,297	$65,586	$56,441

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 19 — SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION

The following table provides additional information on selected accounts included in the Condensed Consolidated Statements of Financial Position as of November 2, 2018 and February 2, 2018:

	November 2, 2018	February 2, 2018
	(in millions)
Inventories, net:
Production materials	$1,727	$967
Work-in-process	764	514
Finished goods	1,302	1,197
Total inventories, net	$3,793	$2,678
Other non-current liabilities:
Warranty liability	$169	$172
Deferred and other tax liabilities	5,808	6,590
Other	590	515
Total other non-current liabilities	$6,567	$7,277

Supplemental Cash Flow Information

The following table presents cash, cash equivalents, and restricted cash as reported on the Condensed Consolidated Statements of Financial Position as of November 2, 2018 and February 2, 2018:

	November 2, 2018	February 2, 2018
	(in millions)
Cash and cash equivalents	$15,152	$13,942
Restricted cash - current assets	499	423
Restricted cash - other non-current assets	25	13
Total cash, cash equivalents, and restricted cash	$15,676	$14,378

Restricted cash includes cash required to be held in escrow pursuant to DFS securitization arrangements and VMware, Inc. restricted cash.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 20 — SUBSEQUENT EVENTS

During November 2018, VMware, Inc. announced that it had signed a definitive agreement to acquire Heptio Inc. (“Heptio”). Total consideration for the acquisition, subject to purchase price adjustments, will consist of approximately $550 million in cash and assumed unvested equity awards of the acquiree. Heptio provides products and services that help enterprises deploy and operationalize Kubernetes. The transaction is expected to close during the three months ending February 1, 2019 and is subject to regulatory approvals and customary closing conditions.

On November 14, 2018, the Company and Merger Sub entered into Amendment No.1 to the Agreement and Plan of Merger (the “Amendment”), which amended the Merger Agreement described in Note 16 of the Notes to the Condensed Consolidated Financial Statements (as amended by the Amendment, the “Amended Merger Agreement”). The Amendment, among other things, (i) increases the Aggregate Cash Consideration Cap from $9 billion to $14 billion, (ii) increases the per share Cash Consideration from $109.00, without interest, to $120.00, without interest, and (iii) increases the ratio at which each share of Class V Common Stock may be exchanged from 1.3665 shares of Class C Common Stock to at least 1.5043 shares of Class C Common Stock. Under the Amended Merger Agreement, each share of Class V Common Stock will be converted into the right to receive, at the election of the holder of such share, either (1) such number of shares of Class C Common Stock as determined by the application of the exchange ratio, which will be between 1.5043 and 1.8130, or (2) $120.00 in cash, without interest, subject to the Aggregate Cash Consideration Cap of $14 billion. This represents a 10% increase in the consideration for the Class V transaction, as well as a 56% increase in the Aggregate Cash Consideration Cap.

In addition, the Amendment provides for certain corporate governance changes that would be implemented following the closing of the Merger. Among such changes, the Company has agreed that, no later than June 30, 2019, (i) the Company’s Board of Directors will appoint a fourth director who meets the independence requirements of the New York Stock Exchange (an “independent director”) to the Board of Directors after consultation with holders of Class C Common Stock and (ii) the Company will establish a Nominating and Corporate Governance Committee of the Board of Directors. The Nominating and Corporate Governance Committee is expected to be initially comprised of Michael Dell and Egon Durban, who currently serve as directors, and one independent director. The Amendment also includes changes to the Company’s amended and restated certificate of incorporation to provide for the ability of holders of Class C Common Stock, voting separately as a series, to elect one director beginning with the second annual meeting of stockholders of the Company following the closing of the Merger and annually thereafter.

In connection with the Amendment, Dell entered into a commitment letter, dated November 14, 2018, with bank lenders providing for a senior secured incremental first lien term A loan facility (the “bridge financing”) under the Company’s existing senior secured credit agreement to fund the $5 billion increase in the Aggregate Cash Consideration Cap. The bridge financing will bear interest at a rate per annum equal to an applicable margin, plus, at the borrowers’ option, either (i) the adjusted LIBOR plus 1.75%, subject to an interest rate floor of 0% per annum, or (ii) a base rate subject to an interest rate floor of 0.75% per annum, subject to an interest rate floor of 0% per annum.

The bridge financing will have no amortization and will initially mature on the earlier of (a) February 8, 2019 and (b) the date on which the Merger Agreement is terminated by the Company or any of its affiliates in accordance with its terms (the “Initial Maturity Date”), except that, on the date on which the Class V transaction is consummated, the Initial Maturity Date will be extended automatically to the date that is 364 days after the closing date of the Merger (the “First Extended Maturity Date”), so long as the Merger has been consummated prior to the Initial Maturity Date.

The First Extended Maturity Date may be extended to the date that is 364 days after the First Extended Maturity Date (the “Second Extended Maturity Date” and together with the Initial Maturity Date and the First Extended Maturity Date, as applicable, the “Maturity Date”) so long as (i) the borrower shall have provided written notice of the extension at least 10 business days prior to the First Extended Maturity Date, (ii) concurrently with the effectiveness of such extension, the borrower shall have paid an extension fee in an amount equal to 0.50% of the aggregate principal amount of the bridge financing so extended, and (iii) the conditions set forth in senior secured credit agreement shall have been satisfied.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Merger and the Class V transaction will be accounted for as a hybrid liability and equity transaction involving the repurchase of outstanding common stock, with the consideration consisting of a variable combination of cash and shares. Upon settlement, the accounting for the Class V transaction will reflect that the outstanding Class V Common Stock will be canceled and converted into the right to receive shares of Class C Common Stock or $120.00 per share in cash or combination of cash and shares, depending on each holder’s election and subject to proration of the cash elections. The variable nature of the cash obligation to repurchase the shares of Class V Common Stock may require the Company to settle a portion of the shares in exchange for cash and therefore will be accounted for as a financial instrument with a potential mark-to-market adjustment for the change in fair value from the date of the stockholder meeting at which the Company’s stockholders will vote on approval of the Class V transaction to the election deadline by which holders of Class V Common Stock must elect the form of consideration for which they will exchange their shares. After the election deadline and following the determination of the final proration of cash elections and the exchange ratio, the Class V transaction will be accounted for as an equity transaction.

Other than the matters identified above, there were no known events occurring after the balance sheet date and up until the date of the issuance of this report that would materially affect the information presented herein.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2018 and the recast audited Consolidated Financial Statements and accompanying Notes for the fiscal years ended February 2, 2018 and February 3, 2017 and other financial information included in the Current Report on Form 8-K filed with the SEC on August 6, 2018. Multiple accounting standards were adopted during the three months ended May 4, 2018, which resulted in adjustment or reclassification of amounts previously reported. See Note 1 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information regarding our recently adopted accounting standards.

In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs, and that are subject to numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied in any forward-looking statements.

Unless otherwise indicated, all results presented are prepared in a manner that complies, in all material respects, with accounting principles generally accepted in the United States of America (“GAAP”). Additionally, unless otherwise indicated, all changes identified for the current-period results represent comparisons to results for the prior corresponding fiscal period.

Unless the context indicates otherwise, references in this report to “we,” “us,” “our,” the “Company,” and “Dell Technologies” mean Dell Technologies Inc. and its consolidated subsidiaries, references to “Dell” mean Dell Inc. and Dell Inc.’s consolidated subsidiaries, and references to “EMC” mean EMC Corporation and EMC Corporation’s consolidated subsidiaries.

Our fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. We refer to our fiscal years ending February 1, 2019 and our fiscal year ended February 2, 2018 as “Fiscal 2019” and “Fiscal 2018,” respectively. Fiscal 2019 and Fiscal 2018 include 52 weeks.

INTRODUCTION

Dell Technologies is a leading global end-to-end technology provider, with a comprehensive portfolio of IT hardware, software and service solutions spanning both traditional infrastructure and emerging, multi-cloud technologies that enable our customers to meet the business needs of tomorrow. We operate eight complementary businesses: our Infrastructure Solutions Group and our Client Solutions Group, as well as VMware, Inc., Pivotal Software, Inc. (“Pivotal”), SecureWorks Corp. (“SecureWorks”), RSA Security LLC (“RSA Security”), Virtustream Group Holdings, Inc. (“Virtustream”), and Boomi, Inc. (“Boomi”). Together our strategically aligned family of businesses operates in close coordination across key functional areas such as product development, go-to-market and global services, and are supported by Dell Financial Services. We believe this operational philosophy enables our platform to seamlessly deliver differentiated and holistic IT solutions to our customers, which has driven significant revenue growth and share gains.

As a result of our significant transformation since the going-private transaction in 2013, Dell Technologies today operates with significant scale and an unmatched breadth of complementary offerings. Digital transformation has become essential to all businesses, and we have expanded our portfolio to include holistic solutions that enable our customers to drive their ongoing digital transformation initiatives. Dell Technologies’ integrated solutions help customers modernize their IT infrastructure, address workforce transformation and provide critical security solutions to protect against the ever increasing and evolving security threats. With our extensive portfolio and our commitment to innovation, we have the ability to offer secure, integrated solutions that extend from the intelligent edge to the multi-cloud data center ecosystem, and we are at the forefront of the software-defined and cloud native infrastructure era. Our end-to-end portfolio is supported by a differentiated go-to-market engine, which includes a 40,000-person sales force and 150,000 channel partners across 180 countries, and a world-class supply chain that together drive revenue growth and operating efficiencies.

Products and Services

We design, develop, manufacture, market, sell, and support a wide range of products and services. We are organized into the following business units, which are our reportable segments: Infrastructure Solutions Group; Client Solutions Group; and VMware.

•
Infrastructure Solutions Group (“ISG”) — Our Infrastructure Solutions Group, provides comprehensive data solutions and services, including storage, server, networking and services. Our comprehensive portfolio of advanced storage solutions includes traditional storage solutions as well as next-generation storage solutions (such as all-flash arrays, scale-out file, object platforms, and software-defined solutions), while our server portfolio includes high-performance rack, blade, tower, and hyperscale servers. Our networking portfolio helps our business customers transform and modernize their infrastructure, mobilize and enrich end-user experiences, and accelerate business applications and processes. ISG also offers attached software, peripherals, and services, including support and deployment, configuration, and extended warranty services.

We are currently working to simplify our storage portfolio, with the goal of ensuring that we deliver the technology needed for our customers’ digital transformation. We anticipate that these changes will take two to three years to execute. As our storage portfolio evolves, we will continue to support our current portfolio of storage solutions.

Approximately half of ISG revenue is generated by sales to customers in the Americas, with the remaining portion derived from sales to customers in the Europe, Middle East, and Africa region (“EMEA”) and the Asia-Pacific and Japan region (“APJ”).

•
Client Solutions Group (“CSG”) — CSG includes branded hardware (such as desktops, workstations, and notebooks) and branded peripherals (such as displays and projectors), as well as third-party software and peripherals. CSG also offers attached services, including support and deployment, configuration, and extended warranty services.

Approximately half of CSG revenue is generated by sales to customers in the Americas, with the remaining portion derived from sales to customers in EMEA and APJ.

•
VMware — The VMware reportable segment (“VMware”) reflects the operations of VMware, Inc. (NYSE: VMW) within Dell Technologies. See Exhibit 99.1 filed with this report for further details on the differences between VMware reportable segment results and VMware, Inc. results.

VMware provides compute, management, cloud, networking, and security storage, mobility, and other end-user computing infrastructure software to businesses that provides a flexible digital foundation for the applications that empower businesses to serve their customers globally. VMware has continued to broaden its product and solution offerings beyond software-defined compute software to enable customers to modernize data centers, integrate public clouds, transform networking and security, and empower digital workspaces.

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

•
Pivotal (NYSE: PVTL) provides a leading cloud-native platform that makes software development and IT operations a strategic advantage for customers. Pivotal’s cloud-native platform, Pivotal Cloud Foundry, accelerates and streamlines software development by reducing the complexity of building, deploying and operating new cloud-native applications and modernizing legacy applications. On April 24, 2018, Pivotal completed a registered underwritten initial public offering of its Class A common stock.

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

For further discussion regarding our current reportable segments, see “Results of Operations — Business Unit Results.”

Dell Financial Services

Dell Financial Services and its affiliates (“DFS”) supports our businesses by offering and arranging various financing options and services for our customers in North America, Europe, Australia, and New Zealand. DFS originates, collects, and services customer receivables primarily related to the purchase of our product, software, and service solutions. DFS further strengthens our customer relationships through its flexible consumption models, which enable us to offer our customers the option to pay over time and, in certain cases, based on utilization, providing them with financial flexibility to meet their changing technological requirements. The results of these operations are allocated to our segments based on the underlying product or service financed. For additional information about our financing arrangements, see Note 5 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Strategic Investments and Acquisitions

As part of our strategy, we will continue to evaluate opportunities for strategic investments through our venture capital investment arm, Dell Technologies Capital, with a focus on emerging technology areas that are relevant to the Dell Technologies unique family of businesses and that will complement our existing portfolio of solutions. Our investment areas include storage, software-defined networking, management and orchestration, security, machine learning and artificial intelligence, Big Data and analytics, cloud, Internet of Things (“IoT”), and software development operations. In addition to these investments, we also may make disciplined acquisitions targeting businesses that advance our strategic objectives. As of November 2, 2018 and February 2, 2018, Dell Technologies held strategic investments of $1.0 billion and $0.7 billion, respectively.

Business Trends and Challenges

We are seeing an unprecedented rate of change in the IT industry. Organizations of all kinds are embracing digital technology to achieve their business objectives. Our vision is to be an essential infrastructure company and leader in end-user computing, data center infrastructure solutions, virtualization, IoT, and cloud software that our customers continue to trust and rely on for their IT solutions and transformations as they embrace the multi-cloud environment of today. To further advance this vision, we recently unveiled a new IoT strategy, division, and an array of solutions to support IoT adoption for our customers. We accelerate results for our customers by enabling them to be more efficient, mobile, informed, and secure.  We continue to invest in research and development, sales, and other key areas of our business to deliver superior products and solutions capabilities and to drive execution of long-term sustainable growth. We believe that our results will benefit from an integrated go-to-market strategy, including enhanced coordination among the family of Dell Technologies companies, and from our differentiated products and solutions capabilities. We intend to continue to execute on our business model and seek to balance liquidity, profitability, and growth to position our company for long-term success.

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

We are able to leverage our traditional strength in the PC market to offer solutions and services that provide higher-value, recurring revenue streams. Given current market trends, we expect that the demand environment will continue to be cyclical and that competitive dynamics will continue to pressure our CSG business. However, we are committed to a long-term growth strategy that we believe will benefit from the consolidation trends that are occurring in our markets. Our CSG offerings are an important element of our strategy, generating strong cash flow and opportunities for cross-selling of complementary solutions.

We manage our business on a U.S. dollar basis. However, we have a large global presence, generating approximately half of our revenue by sales to customers outside of the United States during the first nine months of Fiscal 2019 and the first nine months of Fiscal 2018. Our revenues, therefore, can be impacted by fluctuations in foreign currency exchange rates. We utilize a comprehensive hedging strategy intended to mitigate the impact of foreign currency volatility over time, and we adjust pricing when possible to further minimize foreign currency impacts.

Key Performance Metrics

Our key performance metrics are net revenue, operating income, adjusted EBITDA, and cash flows from operations, which are discussed elsewhere in this report.

Class V Transaction

On July 2, 2018, we announced that we had completed our evaluation of potential strategic business opportunities. As a result of such evaluation, we determined to pursue a transaction, referred to as the “Class V transaction,” pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated as of July 1, 2018, between Dell Technologies and Teton Merger Sub Inc. (“Merger Sub”), a Delaware corporation and wholly-owned subsidiary of Dell Technologies. The Merger Agreement provides, among other things and subject to the terms and conditions set forth therein, that Merger Sub will be merged with and into Dell Technologies (the “Merger”), with Dell Technologies continuing as the surviving corporation.

Original Merger Agreement. Before the amendment described below, the Merger Agreement provided that, subject to the terms and conditions thereof, at the effective time of the Merger (the “Effective Time”), each share of Class V Common Stock that is issued and outstanding immediately prior to the Effective Time will be canceled and converted into the right to receive, at the holder’s election, (i) 1.3665 shares (the “Share Consideration”) of Class C Common Stock or (ii) $109.00 in cash, without interest (the “Cash Consideration”), subject to an aggregate amount of Cash Consideration that may be received by holders of Class V Common Stock in the Merger not exceeding $9 billion (the “Aggregate Cash Consideration Cap”). If the total amount of Cash Consideration elected by holders of Class V Common Stock would exceed the Aggregate Cash Consideration Cap, a portion of the shares with respect to which a holder elects to receive the Cash Consideration equal to a fraction, the numerator of which is the Aggregate Cash Consideration Cap and the denominator of which is the aggregate amount of Cash Consideration elected by holders, will be converted into the right to receive the Cash Consideration and the remaining portion of such shares held by such holders will be converted into the right to receive the Share Consideration. Any share of Class V Common Stock for which a valid election to receive Cash Consideration is not in effect at the Effective Time will be converted into Share Consideration. Upon consummation of the Merger, all shares of the Class V Common Stock would be delisted from the New York Stock Exchange and the Class C Common Stock would be listed on the New York Stock Exchange.

In addition, before it was amended, the Merger Agreement provided that, as of the Effective Time and unless otherwise agreed by Dell Technologies and a holder of a Class V Common Stock-based equity award granted by us (a “Class V Award”), each Class V Award will be converted into a new equity award on the same terms and conditions (including applicable vesting requirements and deferral provisions) with respect to the number of shares of Class C Common Stock that is equal to the number of shares of Class V Common Stock that were subject to the Class V Award multiplied by 1.3665 (rounded down to the nearest whole share). The exercise price for any Class V Award options so converted will equal the exercise price of such Class V Award options immediately prior to the Effective Time divided by 1.3665 (rounded up to the nearest whole penny).

In connection with the Merger Agreement, the board of directors of VMware, Inc. declared a conditional $11 billion one‑time special cash dividend pro rata to holders of VMware, Inc. common stock. Immediately prior to the completion of the Class V transaction, subject to the satisfaction of other conditions of the Class V transaction, as well as certain other conditions, VMware, Inc. will pay the special cash dividend to its stockholders. Approximately $8.87 billion of the VMware, Inc. cash dividend will be received by Dell Technologies and used to fund all or substantially all of the Cash Consideration paid to holders of the Class V Common Stock in the Class V transaction. We will fund any remaining cash consideration, which is not expected to be material, from cash on hand.

Our obligation to complete the Merger and the Class V transaction is subject to stockholder approval and certain other closing conditions as further described in a Current Report on Form 8-K filed by us with the SEC on July 2, 2018.

On October 3, 2018, we announced that as a potential contingency plan in the event the Class V transaction is not consummated, we had met with certain investment banks to explore a potential initial public offering of our Class C Common Stock. There is no assurance that our board of directors will determine to proceed with an initial public offering of our Class C Common Stock in the event that the Class V transaction is not consummated.

Amended Merger Agreement. On November 14, 2018, Dell Technologies and Merger Sub entered into Amendment No.1 to the Agreement and Plan of Merger, (the “Amendment”), which amended the Merger Agreement (as amended by the Amendment, the “Amended Merger Agreement”). The Amendment, among other things, (i) increases the Aggregate Cash Consideration Cap from $9 billion to $14 billion, (ii) increases the per share Cash Consideration from $109.00, without interest, to $120.00, without interest, and (iii) increases the ratio at which each share of Class V Common Stock may be exchanged from 1.3665 shares of Class C Common Stock to at least 1.5043 shares of Class C Common Stock, subject to increase as described in our Current Report on Form 8-K filed with the SEC on November 15, 2018. Under the terms and conditions of the Amended Merger Agreement, each share of Class V Common Stock will be converted into the right to receive, at the election of the holder of such share, either (1) such number of shares of Class C Common Stock as determined by the application of the exchange ratio, which will be between 1.5043 and 1.8130, or (2) $120.00 in cash, without interest, subject to the Aggregate Cash Consideration Cap of $14 billion. This represents a 10% increase in the consideration for the Class V transaction, as well as a 56% increase in the Aggregate Cash Consideration Cap.

In addition, the Amendment provides for certain corporate governance changes that would be implemented following the closing of the Merger. Among such changes, the Company has agreed that, no later than June 30, 2019, (i) the Board of Directors will appoint a fourth director who meets the independence requirements of the New York Stock Exchange (an “independent director”) to the Board of Directors after consultation with holders of Class C Common Stock and (ii) the Company will establish a Nominating and Corporate Governance Committee of the Board of Directors. The Nominating and Corporate Governance Committee is expected to be initially comprised of Michael Dell and Egon Durban, who currently serve as directors, and one independent director. The Amendment also includes changes to our amended and restated certificate of incorporation to provide for the ability of holders of Class C Common Stock, voting separately as a series, to elect one director beginning with the second annual meeting of stockholders of Dell Technologies following the closing of the Merger and annually thereafter.

Bridge Financing. In connection with the Amendment, Dell Inc., a wholly-owned subsidiary of Dell Technologies, entered into a commitment letter, dated November 14, 2018, for a senior secured incremental first lien term A loan facility (the “bridge financing”) under its existing senior secured credit agreement to fund the $5 billion increase in the Aggregate Cash Consideration Cap. The bridge financing will bear interest at a rate per annum equal to an applicable margin, plus, at the borrowers’ option, either (a) the Adjusted LIBOR plus 1.75%, subject to an interest rate floor of 0% per annum or (b) a base rate subject to an interest rate floor of 0.75% per annum, subject to an interest rate floor of 0% per annum.

The bridge financing will have no amortization and will initially mature on the earlier of (a) February 8, 2019 and (b) the date on which the Merger Agreement is terminated by Dell Technologies or any of its affiliates in accordance with its terms (the “Initial Maturity Date”), except provided that, on the date on which the Class V Transaction is consummated, the Initial Maturity Date will be extended automatically to the date that is 364 days after the Closing Date (the “First Extended Maturity Date”), so long as the Merger has been consummated prior to the Initial Maturity Date.

The First Extended Maturity Date may be extended to the date that is 364 days after the First Extended Maturity Date (the “Second Extended Maturity Date” and together with the Initial Maturity Date and the First Extended Maturity Date, as applicable, the “Maturity Date”) so long as (i) the borrower shall have provided written notice of the extension at least 10 business days prior to the First Extended Maturity Date, (ii) concurrently with the effectiveness of such extension, the borrower shall have paid an extension fee in an amount equal to 0.50% of the aggregate principal amount of the bridge financing so extended and (iii) the conditions set forth in senior secured credit agreement shall have been satisfied.

Accounting. The Merger and the Class V transaction will be accounted for as a hybrid liability and equity transaction involving the repurchase of outstanding common stock, with the consideration consisting of a variable combination of cash and shares. Upon settlement, the accounting for the Class V transaction will reflect that the outstanding Class V Common Stock will be canceled and converted into the right to receive shares of Class C Common Stock or $120.00 per share in cash or combination of cash and shares, depending on each holder’s election and subject to proration of the cash elections. The variable nature of the cash obligation to repurchase the shares of Class V Common Stock may require us to settle a portion of the shares in exchange for cash and therefore will be accounted for as a financial instrument with a potential mark-to-market adjustment for the change in fair value from the date of the stockholder meeting at which the Company’s stockholders will vote on approval of the Class V transaction to the election deadline by which holders of Class V Common Stock must elect the form of consideration for which they will exchange their shares. After the election deadline and following the determination of the final proration of cash elections and the exchange ratio, the Class V transaction will be accounted for as an equity transaction.

NON-GAAP FINANCIAL MEASURES

In this management’s discussion and analysis, we use supplemental measures of our performance which are derived from our consolidated financial information but which are not presented in our consolidated financial statements prepared in accordance with GAAP. These non-GAAP financial measures include non-GAAP product net revenue; non-GAAP services net revenue; non-GAAP net revenue; non-GAAP product gross margin; non-GAAP services gross margin; non-GAAP gross margin; non-GAAP operating expenses; non-GAAP operating income; non-GAAP net income; earnings before interest and other, net, taxes, depreciation, and amortization (“EBITDA”); and adjusted EBITDA.

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

Non-GAAP product net revenue, non-GAAP services net revenue, non-GAAP net revenue, non-GAAP product gross margin, non-GAAP services gross margin, non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income, and non-GAAP net income, as defined by us, exclude amortization of intangible assets, the impact of purchase accounting, transaction-related expenses, other corporate expenses and, for non-GAAP net income from continuing operations, an aggregate adjustment for income taxes. As the excluded items have a material impact on our financial results, our management compensates for this limitation by relying primarily on our GAAP results and using non-GAAP financial measures supplementally or for projections when comparable GAAP financial measures are not available. The non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for net revenue, gross margin, operating expenses, operating income, or net income prepared in accordance with GAAP, and should be read only in conjunction with financial information presented on a GAAP basis.

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

•
Transaction-related Expenses — Transaction-related expenses consist of acquisition, integration, and divestiture related costs, and are expensed as incurred. These expenses primarily represent costs for legal, banking, consulting, and advisory services, as well as certain compensatory retention awards directly related to the EMC merger transaction.  During the first nine months of Fiscal 2019, this category also included charges related to integration of our inventory policies and management process. We incurred expenses of approximately $116 million for customer evaluation units and approximately $100 million for manufacturing and engineering inventory during the first and third quarter of Fiscal 2019, respectively.

•
Other Corporate Expenses — Other corporate expenses consists of goodwill impairment charges, severance, facility action costs, and stock-based compensation expense associated with equity awards. In the third quarter of Fiscal 2019, we incurred a goodwill impairment charge of $190 million. See Note 8 of the Notes to the Condensed Consolidated Financial Statements for additional information about goodwill impairment testing. Severance costs are primarily related to severance and benefits for employees terminated pursuant to cost savings initiatives. Facility action costs were $7 million and $21 million, respectively, during the third quarter and first nine months of Fiscal 2019, compared to $67 million and $175 million, respectively, during the third quarter and first nine months of Fiscal 2018. We continue to integrate owned and leased facilities and may incur additional costs as we seek opportunities for operational efficiencies. Other corporate expenses vary from period to period and are significantly impacted by the timing and nature of these events. Therefore, although we may incur these types of expenses in the future, we believe that eliminating these charges for purposes of calculating the non-GAAP financial measures presented below facilitates a more meaningful evaluation of our current operating performance and comparisons to our past operating performance.

•
Aggregate Adjustment for Income Taxes — The aggregate adjustment for income taxes is the estimated combined income tax effect for the adjustments described above. During the first nine months of Fiscal 2019, this category also includes approximately $154 million of tax benefits resulting from the impact of adopting the new revenue standard in the first quarter of Fiscal 2019. The tax effects are determined based on the tax jurisdictions where the above items were incurred.

The table below presents a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP measure for each of the periods presented:

	Three Months Ended			Nine Months Ended
	November 2, 2018	% Change	November 3, 2017	November 2, 2018	% Change	November 3, 2017
	(in millions, except percentages)
Product net revenue	$17,625	17%	$15,120	$52,445	20%	$43,856
Non-GAAP adjustments:
Impact of purchase accounting	15		33	50		138
Non-GAAP product net revenue	$17,640	16%	$15,153	$52,495	19%	$43,994

Services net revenue	$4,857	9%	$4,436	$14,335	8%	$13,221
Non-GAAP adjustments:
Impact of purchase accounting	154		262	486		847
Non-GAAP services net revenue	$5,011	7%	$4,698	$14,821	5%	$14,068

Net revenue	$22,482	15%	$19,556	$66,780	17%	$57,077
Non-GAAP adjustments:
Impact of purchase accounting	169		295	536		985
Non-GAAP net revenue	$22,651	14%	$19,851	$67,316	16%	$58,062

Product gross margin	$3,060	20%	$2,547	$9,331	40%	$6,685
Non-GAAP adjustments:
Amortization of intangibles	726		914	2,154		2,784
Impact of purchase accounting	17		45	63		173
Transaction-related expenses	99		1	236		9
Other corporate expenses	2		2	8		8
Non-GAAP product gross margin	$3,904	11%	$3,509	$11,792	22%	$9,659

Services gross margin	$2,883	8%	$2,673	$8,613	8%	$7,960
Non-GAAP adjustments:
Impact of purchase accounting	154		262	486		847
Transaction-related expenses	3		4	3		13
Other corporate expenses	56		26	91		55
Non-GAAP services gross margin	$3,096	4%	$2,965	$9,193	4%	$8,875

Gross margin	$5,943	14%	$5,220	$17,944	23%	$14,645
Non-GAAP adjustments:
Amortization of intangibles	726		914	2,154		2,784
Impact of purchase accounting	171		307	549		1,020
Transaction-related expenses	102		5	239		22
Other corporate expenses	58		28	99		63
Non-GAAP gross margin	$7,000	8%	$6,474	$20,985	13%	$18,534

	Three Months Ended			Nine Months Ended
	November 2, 2018	% Change	November 3, 2017	November 2, 2018	% Change	November 3, 2017
	(in millions, except percentages)
Operating expenses	$6,299	12%	$5,630	$18,466	9%	$16,992
Non-GAAP adjustments:
Amortization of intangibles	(820)		(820)	(2,440)		(2,466)
Impact of purchase accounting	(22)		(59)	(81)		(175)
Transaction-related expenses	(65)		(81)	(198)		(393)
Other corporate expenses	(456)		(305)	(960)		(824)
Non-GAAP operating expenses	$4,936	13%	$4,365	$14,787	13%	$13,134

Operating loss	$(356)	13%	$(410)	$(522)	78%	$(2,347)
Non-GAAP adjustments:
Amortization of intangibles	1,546		1,734	4,594		5,250
Impact of purchase accounting	193		366	630		1,195
Transaction-related expenses	167		86	437		415
Other corporate expenses	514		333	1,059		887
Non-GAAP operating income	$2,064	(2)%	$2,109	$6,198	15%	$5,400

Net loss	$(895)	(5)%	$(851)	$(1,894)	32%	$(2,793)
Non-GAAP adjustments:
Amortization of intangibles	1,546		1,734	4,594		5,250
Impact of purchase accounting	193		366	630		1,195
Transaction-related expenses	167		86	437		415
Other corporate expenses	514		333	1,059		887
Aggregate adjustment for income taxes	(325)		(469)	(1,103)		(1,882)
Non-GAAP net income	$1,200	—%	$1,199	$3,723	21%	$3,072

In addition to the above measures, we also use EBITDA and adjusted EBITDA to provide additional information for evaluation of our operating performance. Adjusted EBITDA excludes purchase accounting adjustments related to the EMC merger transaction and the going-private transaction, acquisition, integration, and divestiture related costs, goodwill impairment charges, severance and facility action costs, and stock-based compensation expense. We believe that, due to the non-operational nature of the purchase accounting entries, it is appropriate to exclude these adjustments.

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

The table below presents a reconciliation of EBITDA and adjusted EBITDA to net loss from continuing operations for the periods presented:

	Three Months Ended			Nine Months Ended
	November 2, 2018	% Change	November 3, 2017	November 2, 2018	% Change	November 3, 2017
	(in millions, except percentages)
Net loss	$(895)	(5)%	$(851)	$(1,894)	32%	$(2,793)
Adjustments:
Interest and other, net (a)	639		682	1,564		1,799
Income tax benefit	(100)		(241)	(192)		(1,353)
Depreciation and amortization	1,961		2,137	5,806		6,491
EBITDA	$1,605	(7)%	$1,727	$5,284	28%	$4,144

EBITDA	$1,605	(7)%	$1,727	$5,284	28%	$4,144
Adjustments:
Stock-based compensation expense	256		221	671		630
Impact of purchase accounting (b)	169		298	536		990
Transaction-related expenses (c)	158		86	409		415
Other corporate expenses (d)	238		109	368		237
Adjusted EBITDA	$2,426	(1)%	$2,441	$7,268	13%	$6,416
________________

(a)	See “Results of Operations — Interest and Other, Net” for more information on the components of interest and other, net.

(b)	This amount includes the non-cash purchase accounting adjustments related to the EMC merger transaction and the going-private transaction.

(c)	Transaction-related expenses consist of acquisition, integration, and divestiture related costs.

(d)	Consists of goodwill impairment charges, severance and facility action costs.

RESULTS OF OPERATIONS

Consolidated Results

The following table summarizes our consolidated results from continuing operations for each of the periods presented. Unless otherwise indicated, all changes identified for the current-period results represent comparisons to results for the prior corresponding fiscal period. Multiple accounting standards were adopted during the first quarter of Fiscal 2019, which resulted in adjustment or reclassification of amounts previously reported. See Note 1 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information regarding our recently adopted accounting standards.

	Three Months Ended					Nine Months Ended
	November 2, 2018			November 3, 2017		November 2, 2018			November 3, 2017
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue
	(in millions, except percentages)
Net revenue:
Product	$17,625	78.4%	17%	$15,120	77.3%	$52,445	78.5%	20%	$43,856	76.8%
Services	4,857	21.6%	9%	4,436	22.7%	14,335	21.5%	8%	13,221	23.2%
Total net revenue	$22,482	100.0%	15%	$19,556	100.0%	$66,780	100.0%	17%	$57,077	100.0%
Gross margin:
Product (a)	$3,060	17.4%	20%	$2,547	16.8%	$9,331	17.8%	40%	$6,685	15.2%
Services (b)	2,883	59.4%	8%	2,673	60.3%	8,613	60.1%	8%	7,960	60.2%
Total gross margin	$5,943	26.4%	14%	$5,220	26.7%	$17,944	26.9%	23%	$14,645	25.7%
Operating expenses	$6,299	28.0%	12%	$5,630	28.8%	$18,466	27.7%	9%	$16,992	29.8%
Operating loss	$(356)	(1.6)%	13%	$(410)	(2.1)%	$(522)	(0.8)%	78%	$(2,347)	(4.1)%
Net loss	$(895)	(4.0)%	(5)%	$(851)	(4.4)%	$(1,894)	(2.8)%	32%	$(2,793)	(4.9)%
Net loss attributable to Dell Technologies Inc.	$(876)	(3.9)%	(4)%	$(846)	(4.3)%	$(2,011)	(3.0)%	27%	$(2,749)	(4.8)%

Non-GAAP Financial Information
Non-GAAP net revenue:
Product	$17,640	77.9%	16%	$15,153	76.3%	$52,495	78.0%	19%	$43,994	75.8%
Services	5,011	22.1%	7%	4,698	23.7%	14,821	22.0%	5%	14,068	24.2%
Total non-GAAP net revenue	$22,651	100.0%	14%	$19,851	100.0%	$67,316	100.0%	16%	$58,062	100.0%
Non-GAAP gross margin:
Product (a)	$3,904	22.1%	11%	$3,509	23.2%	$11,792	22.5%	22%	$9,659	22.0%
Services (b)	3,096	61.8%	4%	2,965	63.1%	9,193	62.0%	4%	8,875	63.1%
Total non-GAAP gross margin	$7,000	30.9%	8%	$6,474	32.6%	$20,985	31.2%	13%	$18,534	31.9%
Non-GAAP operating expenses	$4,936	21.8%	13%	$4,365	22.0%	$14,787	22.0%	13%	$13,134	22.6%
Non-GAAP operating income	$2,064	9.1%	(2)%	$2,109	10.6%	$6,198	9.2%	15%	$5,400	9.3%
Non-GAAP net income	$1,200	5.3%	—%	$1,199	6.0%	$3,723	5.5%	21%	$3,072	5.3%
EBITDA	$1,605	7.1%	(7)%	$1,727	8.7%	$5,284	7.8%	28%	$4,144	7.1%
Adjusted EBITDA	$2,426	10.7%	(1)%	$2,441	12.3%	$7,268	10.8%	13%	$6,416	11.1%
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

Non-GAAP product net revenue, non-GAAP services net revenue, non-GAAP net revenue, non-GAAP product gross margin, non-GAAP services gross margin, non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income, non-GAAP net income from continuing operations, EBITDA, and adjusted EBITDA are not measurements of financial performance prepared in accordance with GAAP. Non-GAAP financial measures as a percentage of revenue are calculated based on non-GAAP net revenue. See “Non‑GAAP Financial Measures” for additional information about these non-GAAP financial measures, including our reasons for including these measures, material limitations with respect to the usefulness of the measures, and a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.

Overview

The strong global macro-economic environment has generated robust demand for our products. Dell Technologies is well-positioned to meet this demand with complementary solutions across our strategically aligned family of businesses. During the third quarter and first nine months of Fiscal 2019, our net revenue increased 15% and 17%, respectively. During the third quarter and first nine months of Fiscal 2019, our non-GAAP net revenue increased 14% and 16%, respectively. The increases in net revenue and non-GAAP net revenue were attributable to increases in net revenue across all three business units. The momentum in server, client, and VMware that started building last year has continued in Fiscal 2019 and we are seeing progress in the growth of our storage business revenue.

During the third quarter of Fiscal 2019 and Fiscal 2018, our operating loss was $356 million and $410 million, respectively. During the first nine months of Fiscal 2019 and Fiscal 2018, our operating loss was $0.5 billion and $2.3 billion, respectively. The decrease in our operating loss for the third quarter and first nine months of Fiscal 2019 was primarily attributable to a decrease in amortization of intangible assets and purchase accounting adjustments related to the EMC merger transaction and an increase in operating income for ISG and VMware.

Amortization of intangible assets and purchase accounting adjustments that impacted operating income totaled $1.7 billion and $2.1 billion for the third quarter of Fiscal 2019 and Fiscal 2018, respectively, and $5.2 billion and $6.4 billion for the first nine months of Fiscal 2019 and Fiscal 2018, respectively. Excluding these costs, transaction-related expenses, and other corporate expenses, non-GAAP operating income decreased 2% to $2.1 billion and increased 15% to $6.2 billion during the third quarter and first nine months of Fiscal 2019, respectively. The increase in non-GAAP operating income for the first nine months of Fiscal 2019 was primarily due to an increase in operating income for ISG and VMware.

Cash provided by operating activities was $4.6 billion and $3.7 billion during the first nine months of Fiscal 2019 and Fiscal 2018, respectively. The increase in operating cash flows during the first nine months of Fiscal 2019 was driven by business momentum, improved profitability, and management of working capital. See “Market Conditions, Liquidity, and Capital Commitments” for further information on our cash flow metrics.

Net Revenue

During the third quarter and first nine months of Fiscal 2019, our net revenue increased 15% and 17%, respectively. During the third quarter and first nine months of Fiscal 2019, our non-GAAP net revenue increased 14% and 16%, respectively. The increases in net revenue and non-GAAP net revenue were attributable to increases in net revenue across all three business units. See “Business Unit Results” for further information.

•
Product Net Revenue — Product net revenue includes revenue from the sale of hardware products and software licenses. During the third quarter of Fiscal 2019, product net revenue and non-GAAP product net revenue increased 17% and 16%, respectively. During the first nine months of Fiscal 2019, product net revenue and non-GAAP product net revenue increased 20% and 19%, respectively. These increases were attributable to an increase in product revenue across all three business units, driven by strength in sales across all product categories.

•
Services Net Revenue — Services net revenue includes revenue from our services offerings and support services related to hardware products and software licenses. During the third quarter of Fiscal 2019, services net revenue and non-GAAP services net revenue increased 9% and 7%, respectively. During the first nine months of Fiscal 2019, services net revenue and non-GAAP services net revenue increased 8% and 5%, respectively. These increases were primarily due to an increase in services revenue for hardware support and deployment and software maintenance due to growth in the business.

From a geographical perspective, net revenue generated by sales to customers in all regions increased in the third quarter and first nine months of Fiscal 2019 due to strong performance globally in all three business units.

Gross Margin

During the third quarter and first nine months of Fiscal 2019, our gross margin increased 14% to $5.9 billion and 23% to $17.9 billion, respectively. Our gross margin percentage decreased 30 basis points to 26.4% and increased 120 basis points to 26.9%, respectively, during the third quarter and first nine months of Fiscal 2019. The decrease in our gross margin percentage during the third quarter of Fiscal 2019 was primarily attributable to gross margin rate pressure in CSG due to geographical mix and product mix dynamics in ISG due to growth in sales of servers, which were offset partially by a decrease in amortization of intangibles and purchase accounting adjustments. The increase in our gross margin percentage during the first nine months of Fiscal 2019 was primarily attributable to a decrease in amortization of intangibles and purchase accounting adjustments, offset partially by gross margin rate pressure in CSG and product mix dynamics in ISG due to growth in sales of servers.

Our gross margin for the third quarter and first nine months of Fiscal 2019 included the impact of amortization of intangibles and purchase accounting adjustments of $0.9 billion and $2.7 billion, respectively. In comparison, the impact of amortization of intangibles and purchase accounting adjustments in the third quarter and first nine months of Fiscal 2018 totaled $1.2 billion and $3.8 billion, respectively. Excluding these costs, transaction-related expenses, and other corporate expenses, non-GAAP gross margin for the third quarter and first nine months of Fiscal 2019 increased 8% to $7.0 billion and 13% to $21.0 billion, respectively, and non-GAAP gross margin percentage decreased 170 basis points to 30.9% and 70 basis points to 31.2%, respectively. The increases in our non-GAAP gross margin were attributable to increases in gross margin across all three business units. The decreases in our non-GAAP gross margin percentage were primarily due to gross margin rate pressure in CSG and product mix dynamics in ISG due to growth in sales of servers.

•
Products — During the third quarter of Fiscal 2019, product gross margin increased 20% to $3.1 billion, and product gross margin percentage increased 60 basis points to 17.4%. The increase in product gross margin was driven primarily by increases in product revenue in ISG and VMware due to strength in sales of ISG servers and storage, and VMware software licenses. Product gross margin also benefited from a decrease in the impact of amortization of intangibles and purchase accounting adjustments. Product gross margin percentage increased primarily as a result of a decrease in the impact of amortization of intangibles and purchase accounting adjustments.

During the third quarter of Fiscal 2019, non-GAAP product gross margin increased 11% to $3.9 billion, and non-GAAP product gross margin percentage decreased 110 basis points to 22.1%. The increase in non-GAAP product gross margin was driven primarily by increases in product revenue in ISG and VMware due to strength in sales of ISG servers and storage and VMware software licenses, partially offset by gross margin rate pressure in CSG commercial and consumer products due to geographical mix and product mix dynamics in ISG due to growth in sales of servers. Non-GAAP product gross margin percentage decreased due to lower product gross margin percentage for CSG and ISG, which was partially offset by an increase in product gross margin percentages for VMware.

During the first nine months of Fiscal 2019 product gross margin increased 40% to $9.3 billion, and product gross margin percentage increased 260 basis points to 17.8%. During the first nine months of Fiscal 2019, non-GAAP product gross margin increased 22% to $11.8 billion, and non-GAAP product gross margin percentage increased 50 basis points to 22.5%. The increases in product gross margin and non-GAAP product gross margin were driven primarily by increases in product revenue in all three business units due to strength in sales of ISG servers and storage, CSG commercial products, and VMware software licenses. Product gross margin percentage and non-GAAP product gross margin percentage increased primarily as a result of higher product gross margin percentages for ISG and VMware.

In the second quarter of Fiscal 2018, we entered into a settlement agreement with a vendor to resolve a dispute regarding past pricing practices. Our gross margin for the second quarter and first nine months of Fiscal 2018 included a benefit of $68 million related to receipt of payment under the settlement. Vendor settlements are allocated to our segments based on the relative amount of affected vendor products sold by each segment. The $68 million settlement benefit was entirely allocated to CSG.

•
Services — During the third quarter of Fiscal 2019, services gross margin increased 8% to $2.9 billion, and services gross margin percentage decreased 90 basis points to 59.4%. Services gross margin increased due to growth in services gross margin across all business units, particularly in hardware support and deployment and software maintenance. Services gross margin also benefited from a decrease in purchase accounting adjustments, which totaled $154 million and $262 million, respectively, during the third quarter of Fiscal 2019 and Fiscal 2018. Excluding these costs, transaction-related expenses, and other corporate expenses, non-GAAP services gross margin increased 4% to $3.1 billion, and non-GAAP services gross margin percentage decreased 130 basis points to 61.8%. Services gross margin percentage decreased primarily due to lower services gross margin percentages in all three business units.

During the first nine months of Fiscal 2019, services gross margin increased 8% to $8.6 billion, and services gross margin percentage decreased 10 basis points to 60.1%. Services gross margin increased due to growth in services gross margin across all business units, particularly in hardware support and deployment and software maintenance. Services gross margin also benefited from a decrease in purchase accounting adjustments, which totaled $0.5 billion and $0.8 billion, respectively, during the first nine months of Fiscal 2019 and Fiscal 2018. Excluding these costs, transaction-related expenses, and other corporate expenses, non-GAAP services gross margin increased 4% to $9.2 billion, and non-GAAP services gross margin percentage decreased 110 basis points to 62.0%. Services gross margin percentage decreased primarily due to lower services gross margin percentages in all three business units.

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

The terms and conditions of our vendor rebate programs are largely based on product volumes and are generally negotiated either at the beginning of the annual or quarterly period, depending on the program. The timing and amount of vendor rebates and other discounts we receive under the programs may vary from period to period, reflecting changes in the competitive environment. We monitor our component costs and seek to address the effects of any changes to terms that might arise under our vendor rebate programs. Our gross margins for the third quarter and first nine months of Fiscal 2019 and Fiscal 2018 were not materially affected by any changes to the terms of our vendor rebate programs, as the amounts we received under these programs were generally stable relative to our total net cost. We are not aware of any significant changes to vendor pricing or rebate programs that may impact our results in the near term.

In addition, we have pursued legal action against certain vendors and are currently involved in negotiations with other vendors regarding their past pricing practices. We have negotiated settlements with some of these vendors and may have additional settlements in future periods. These settlements are allocated to our segments based on the relative amount of affected vendor products sold by each segment. As discussed above, a pricing settlement was recorded in the second quarter of Fiscal 2018 that benefited product gross margins by $68 million in the first nine months of Fiscal 2018.  No such settlements were recorded in the third quarter and first nine months of Fiscal 2019 that would have a material impact on product gross margins in the current quarter or affect comparability with product gross margin in the third quarter and first nine months of Fiscal 2018.

Operating Expenses

The following table presents information regarding our operating expenses during each of the periods presented:

	Three Months Ended					Nine Months Ended
	November 2, 2018			November 3, 2017		November 2, 2018			November 3, 2017
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue
	(in millions, except percentages)
Operating expenses:
Selling, general, and administrative	$5,159	22.9%	13%	$4,559	23.3%	$15,064	22.6%	10%	$13,695	24.0%
Research and development	1,140	5.1%	6%	1,071	5.5%	3,402	5.1%	3%	3,297	5.8%
Total operating expenses	$6,299	28.0%	12%	$5,630	28.8%	$18,466	27.7%	9%	$16,992	29.8%

Other Financial Information
Non-GAAP operating expenses	$4,936	21.8%	13%	$4,365	22.0%	$14,787	22.0%	13%	$13,134	22.6%

During the third quarter and first nine months of Fiscal 2019, total operating expenses increased 12% and 9%, respectively. Our operating expenses include the impact of purchase accounting, amortization of intangible assets, transaction-related expenses, and other corporate expenses. Other corporate expenses included a goodwill impairment charge of approximately $190 million recorded during the third quarter of Fiscal 2019. In aggregate, these items totaled $1.4 billion and $1.3 billion for the third quarter of Fiscal 2019 and Fiscal 2018, respectively, and $3.7 billion and $3.9 billion for the first nine months of Fiscal 2019 and Fiscal 2018, respectively. Excluding these costs, total non-GAAP operating expenses for both the third quarter and first nine months of Fiscal 2019 increased 13%. The increases in operating expenses and non-GAAP operating expenses were primarily due to an increase in selling, general, and administrative expenses associated with our revenue growth and sales headcount.

•
Selling, General, and Administrative — Selling, general, and administrative (“SG&A”) expenses increased 13% and 10%, respectively, during the third quarter and first nine months of Fiscal 2019. The increases in SG&A expenses were primarily driven by investments in our go-to-market capabilities and higher performance-based compensation and commission costs, as well as a goodwill impairment charge of approximately $190 million recorded during the third quarter of Fiscal 2019.

•
Research and Development — Research and development (“R&D”) expenses are primarily composed of personnel-related expenses related to product development. R&D expenses as a percentage of net revenue for the third quarter of Fiscal 2019 and Fiscal 2018 were approximately 5.1% and 5.5%, respectively. R&D expenses as a percentage of net revenue for the first nine months of Fiscal 2019 and Fiscal 2018 were approximately 5.1% and 5.8%, respectively. The decreases in R&D expenses as a percentage of net revenue were attributable to revenue growth that outpaced the scale of R&D investments.  As our industry continues to change and as the needs of our customers evolve, we intend to support R&D initiatives to innovate and introduce new and enhanced solutions into the market.

We continue to make investments designed to enable growth, particularly in our sales force, marketing, and R&D, while balancing our efforts to drive cost efficiencies in the business. We also expect to continue to make investments in support of our own digital transformation to modernize and streamline our IT operations.

Operating Income/Loss

During the third quarter of Fiscal 2019, our operating loss decreased 13% to $356 million. The decrease in our operating loss for the third quarter of Fiscal 2019 was primarily attributable to a decrease in amortization of intangible assets and purchase accounting adjustments and an increase in operating income for ISG and VMware. During the first nine months of Fiscal 2019, our operating loss decreased 78% to $0.5 billion. The decrease in our operating loss for the first nine months of Fiscal 2019 was primarily attributable to a decrease in amortization of intangible assets and purchase accounting adjustments and an increase in operating income for ISG and VMware.

Amortization of intangible assets and purchase accounting adjustments that impacted operating income totaled $1.7 billion and $2.1 billion for the third quarter of Fiscal 2019 and Fiscal 2018, respectively, and $5.2 billion and $6.4 billion for the first nine months of Fiscal 2019 and Fiscal 2018, respectively. Excluding these costs, transaction-related expenses, and other corporate expenses, non-GAAP operating income decreased 2% to $2.1 billion, and increased 15% to $6.2 billion during the third quarter and first nine months of Fiscal 2019, respectively. Non-GAAP operating income during the third quarter of Fiscal 2019 decreased primarily due to a decrease in operating income for CSG, which was partially offset by an increase in operating income for ISG and VMware. The increase in non-GAAP operating income for the first nine months of Fiscal 2019 was primarily due to an increase in operating income for ISG and VMware.

Interest and Other, Net

The following table provides information regarding interest and other, net for each of the periods presented:

	Three Months Ended		Nine Months Ended
	November 2, 2018	November 3, 2017	November 2, 2018	November 3, 2017
	(in millions)
Interest and other, net:
Investment income, primarily interest	$84	$57	$247	$142
Gain (loss) on investments, net	(17)	(3)	229	22
Interest expense	(612)	(607)	(1,830)	(1,802)
Foreign exchange	(63)	(35)	(174)	(77)
Other	(31)	(94)	(36)	(84)
Total interest and other, net	$(639)	$(682)	$(1,564)	$(1,799)

Effective in the first quarter of Fiscal 2019, we adopted the new accounting guidance for “Recognition and Measurement of Financial Assets and Financial Liabilities.” As a result, we record in interest and other, net, changes in the fair value of our publicly-traded strategic investments and changes in the value of our strategic investments without readily determinable fair values when adjusted to fair value upon observable price changes or impairment. During the first nine months of Fiscal 2019, the change in interest and other, net was favorable by $235 million, primarily due to gains on strategic investments. See Note 1 and Note 4 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information regarding our recently adopted accounting standards and our investments, respectively.

Income and Other Taxes

For the third quarter and first nine months of Fiscal 2019, our effective income tax rates were 10.1% and 9.2%, respectively, on pre-tax losses of $1.0 billion and $2.1 billion, respectively. For the third quarter and first nine months of Fiscal 2018, our effective income tax rates were 22.1% and 32.6%, respectively, on pre-tax losses of $1.1 billion and $4.1 billion, respectively. The changes in our effective income tax rates for the third quarter and first nine months of Fiscal 2019 were primarily attributable to impacts of the Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform”). The change in our effective income tax rate for the first nine months of Fiscal 2019, was also impacted by discrete tax benefits resulting from the impact of adopting the new revenue standard.

U.S. Tax Reform was signed into law on December 22, 2017.  U.S. Tax Reform lowers the U.S. corporate income tax rate to 21% from 35%, establishes a modified territorial system requiring a mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries (the “Transition Tax”), requires a minimum tax on certain future earnings generated by foreign subsidiaries while providing for future tax-free repatriation of earnings through a 100% dividends-received deduction, and places limitations on the deductibility of net interest expense.

GAAP requires the effect of a change in tax laws to be recognized in the period that includes the enactment date.  Accordingly, for Fiscal 2018 we recognized a provisional tax benefit of $0.5 billion related to U.S. Tax Reform, primarily driven by a $1.5 billion tax benefit related to the remeasurement of deferred tax assets and liabilities, offset by $1.0 billion of current and future income tax expenses related to the Transition Tax. We continue to collect and process the data necessary to complete our determination of the accounting implications of U.S. Tax Reform, as well as to evaluate the impact of recently proposed guidance issued by the U.S. Treasury Department on the provision calculation. Any final guidance to be issued by the U.S. Treasury Department also could further affect the provisional calculation. As a result, no adjustments have been made to the provisional amount recorded for Fiscal 2018. In accordance with SEC Staff Accounting Bulletin 118, any adjustments to our provisional estimates will be complete by the fourth quarter of Fiscal 2019. Revisions to our provisional estimates may be material.

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

Net Income/Loss

During the third quarter and first nine months of Fiscal 2019, net loss increased 5% to $0.9 billion and decreased 32% to $1.9 billion, respectively. The increase in net loss during the third quarter of Fiscal 2019 was primarily attributable to a decrease in tax benefit, which was partially offset by a decrease in operating loss and, to a lesser extent, a decrease in interest and other, net expense. The decrease in net loss during the first nine months of Fiscal 2019 was primarily attributable to a decrease in operating loss and, to a lesser extent, a decrease in interest and other, net expense, which was partially offset by a decrease in tax benefit.

Net loss for the third quarter and first nine months of Fiscal 2019 included amortization of intangible assets, the impact of purchase accounting, transaction-related expenses, and other corporate expenses. Excluding these costs and the related tax impacts, non-GAAP net income remained flat at $1.2 billion and increased 21% to $3.7 billion during the third quarter and first nine months of Fiscal 2019, respectively. The increase in non-GAAP net income during the first nine months of Fiscal 2019 was primarily attributable to an increase in operating income and a decrease in interest and other, net expense, which was partially offset by an increase in income tax expense.

Non-controlling Interests

During the third quarter and first nine months of Fiscal 2019, net loss attributable to non-controlling interests was $19 million and net income attributable to non-controlling interests was $117 million, respectively, compared to a net loss attributable to non-controlling interests of $5 million and $44 million, respectively, during the third quarter and first nine months of Fiscal 2018. Net income or loss attributable to non-controlling interests consisted of net income or loss attributable to our non-controlling interests in VMware, Inc., Pivotal, and SecureWorks. For more information about our non-controlling interests, see Note 14 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Net Loss Attributable to Dell Technologies Inc.

Net loss attributable to Dell Technologies Inc. represents net loss and an adjustment for non-controlling interests. Net loss attributable to Dell Technologies Inc. was $0.9 billion and $0.8 billion, respectively, during the third quarter of Fiscal 2019 and Fiscal 2018, and $2.0 billion and $2.7 billion, respectively, during the first nine months of Fiscal 2019 and Fiscal 2018. The decrease in net loss attributable to Dell Technologies Inc. during the first nine months of Fiscal 2019 was primarily attributable to a decrease in net loss for the period.

Business Unit Results

Our reportable segments are based on the following business units: ISG, CSG, and VMware. A description of our three business units is provided under “Introduction.” See Note 18 of the Notes to the Condensed Consolidated Financial Statements included in this report for a reconciliation of net revenue and operating income by reportable segment to consolidated net revenue and consolidated operating loss, respectively.

During the first quarter of Fiscal 2019, we made certain segment reporting changes, which included the movement of Virtustream results from ISG to other businesses. None of these changes impacted our previously reported consolidated financial results, but our prior period segment results have been recast to reflect this change.

Infrastructure Solutions Group:

The following table presents net revenue and operating income attributable to ISG for the respective periods:

	Three Months Ended			Nine Months Ended
	November 2, 2018	% Change	November 3, 2017	November 2, 2018	% Change	November 3, 2017
	(in millions, except percentages)
Net Revenue:
Servers and networking	$5,054	30%	$3,875	$14,700	35%	$10,908
Storage	3,883	6%	3,660	12,131	10%	11,055
Total ISG net revenue	$8,937	19%	$7,535	$26,831	22%	$21,963

Operating Income:
ISG operating income	$935	7%	$870	$2,886	43%	$2,023
% of segment net revenue	10.5%		11.5%	10.8%		9.2%

Net Revenue — During the third quarter and first nine months of Fiscal 2019, ISG net revenue increased 19% and 22%, respectively, primarily due to an increase in sales of servers and networking as well as an increase in sales of storage. Revenue from servers and networking increased 30% and 35%, respectively, during the third quarter and first nine months of Fiscal 2019, driven by an increase in both average selling price and units sold of our PowerEdge servers. Average selling prices increased due to the sale of servers with higher memory and storage content, which is driven by customer demand for servers that enable big data analytics and software-defined solutions, as well as increased component costs. Storage revenue increased 6% and 10%, respectively, during the third quarter and first nine months of Fiscal 2019 due to strong growth in our high-end storage products and unstructured storage array solutions. We have been making go-to-market investments and enhancements to our storage solutions offerings, and expect that these investments will drive long-term improvements in the business. Although component costs were inflationary during the first nine months of Fiscal 2019, they were slightly deflationary in the aggregate for ISG during the third quarter of Fiscal 2019, and we continue to monitor our pricing in response to the current component cost environment. We expect the aggregate ISG component cost environment to continue to be slightly deflationary for the remainder of Fiscal 2019.

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

From a geographical perspective, net revenue attributable to ISG increased across all regions during the third quarter and first nine months of Fiscal 2019.

Operating Income — During the third quarter of Fiscal 2019, ISG operating income as a percentage of net revenue decreased 100 basis points to 10.5%. During the third quarter of Fiscal 2019, we experienced gross margin pressure due to a shift in product mix to servers, which typically have a lower gross margin than storage products. We expect this trend to continue in the short-term as the demand for servers continues to outpace the growth in storage. The decrease in ISG gross margin was partially offset by a decrease in operating expenses as a percentage of revenue. Despite the investments we have been making in our go-to-market capabilities and solutions offerings, operating expenses decreased as a percentage of revenue as a result of revenue growth that outpaced the scale of these investments.

During the first nine months of Fiscal 2019, ISG operating income as a percentage of net revenue increased 160 basis points to 10.8% primarily due to a decrease in operating expenses as a percentage of revenue. The benefit from the decrease in operating expense percentage was partially offset by a decrease in ISG gross margin percentage due to a shift in product mix to servers.

Client Solutions Group:

The following table presents net revenue and operating income attributable to CSG for the respective periods:

	Three Months Ended			Nine Months Ended
	November 2, 2018	% Change	November 3, 2017	November 2, 2018	% Change	November 3, 2017
	(in millions, except percentages)
Net Revenue:
Commercial	$7,613	12%	$6,778	$23,085	14%	$20,327
Consumer	3,292	8%	3,051	9,219	10%	8,416
Total CSG net revenue	$10,905	11%	$9,829	$32,304	12%	$28,743

Operating Income:
CSG operating income	$447	(29)%	$630	$1,405	(5)%	$1,483
% of segment net revenue	4.1%		6.4%	4.3%		5.2%

Net Revenue — During the third quarter and first nine months of Fiscal 2019, CSG net revenue increased 11% and 12%, respectively, driven by continued strong demand and increased sales volume across both commercial and consumer categories in notebooks, workstations, and desktops. During the first nine months of Fiscal 2019, overall average selling prices were higher, driven by an increase in both the commercial and consumer product categories, as we managed our pricing in response to supply chain dynamics, geographical mix, and an inflationary component cost environment during the first six months of Fiscal 2019. During the third quarter of Fiscal 2019, the aggregate CSG component cost environment was deflationary and we expect deflationary conditions to continue for the remainder of Fiscal 2019.

From a geographical perspective, net revenue attributable to CSG increased across all regions during the third quarter and first nine months of Fiscal 2019.

Operating Income — During the third quarter of Fiscal 2019, CSG operating income as a percentage of net revenue decreased 230 basis points to 4.1% as a result of a decline in gross margin percentage and an increase in operating expenses as a percentage of revenue. The decline in our gross margin percentage was primarily attributable to supply chain dynamics, and a strengthening U.S. dollar that impacted our ability to adjust pricing in response to geographical mix. Operating expenses increased due to higher performance-based compensation and commission costs.

During the first nine months of Fiscal 2019, CSG operating income as a percentage of net revenue decreased 90 basis points to 4.3%. The decrease was primarily due to higher component costs that negatively impacted CSG gross margin and to increases in CSG operating expense as a percentage of revenue resulting from higher performance-driven commission costs and marketing expense related to our net revenue growth. In addition, the decline in CSG operating income as a percentage of revenue during the first nine months of Fiscal 2019 was partially attributable to a $68 million vendor settlement recorded in the second quarter of Fiscal 2018, which resulted in an incremental 30 basis points to our operating income percentage in the prior period that did not recur. Removing the effect of this vendor settlement, CSG operating income as a percentage of revenue decreased 60 basis points during the third quarter of Fiscal 2019.

VMware:

The following table presents net revenue and operating income attributable to VMWare for the respective periods:

	Three Months Ended			Nine Months Ended
	November 2, 2018	% Change	November 3, 2017	November 2, 2018	% Change	November 3, 2017
	(in millions, except percentages)
Net Revenue:
VMware net revenue	$2,229	15%	$1,933	$6,451	12%	$5,735

Operating Income:
VMware operating income	$768	21%	$634	$2,117	7%	$1,973
% of segment net revenue	34.5%		32.8%	32.8%		34.4%

Net Revenue — VMware net revenue primarily consisted of revenue from the sale of software licenses under perpetual licenses, related software maintenance and support, training, consulting services, and hosted services. VMware net revenue during the third quarter and first nine months of Fiscal 2019 increased 15% and 12%, respectively, primarily due to growth in software license revenue and sales of software maintenance services. Software license revenue benefited from broad-based growth across the product portfolio. Software maintenance revenue benefited from strong renewals, revenue recognized from maintenance contracts sold in prior periods, and new maintenance contracts sold during the period.

From a geographical perspective, approximately half of VMware net revenue during the third quarter and first nine months of Fiscal 2019 was generated by sales to customers in the United States. VMware net revenue for the third quarter and first nine months of Fiscal 2019 benefited from growth across US and international geographies.

Operating Income — During the third quarter of Fiscal 2019, VMware operating income as a percentage of net revenue increased 170 basis points to 34.5%, driven primarily by an increase in gross margin percentage and a decrease in operating expense percentage of revenue, as revenue growth outpaced the increases in sales compensation-related expenses and R&D investments.

During the first nine months of Fiscal 2019, VMware operating income as a percentage of net revenue decreased 160 basis points to 32.8%. The decrease was driven by an increase in operating expenses as a percentage of revenue due to an increase in compensation-related expense associated with sales and sales support, which reflected increased performance-driven commission costs and headcount, as well as to an increase in R&D expenses.

See Exhibit 99.1 filed with this report for information on the differences between VMware reportable segment results and VMware, Inc. results.

OTHER BALANCE SHEET ITEMS

Accounts Receivable

We sell products and services directly to customers and through a variety of sales channels, including retail distribution. Our accounts receivable, net, was $11.1 billion and $11.7 billion as of November 2, 2018 and February 2, 2018, respectively. We maintain an allowance for doubtful accounts to cover receivables that may be deemed uncollectible. The allowance for losses is based on a provision for accounts that are collectively evaluated based on historical bad debt experience as well as specific identifiable customer accounts that are deemed at risk. As of November 2, 2018 and February 2, 2018, the allowance for doubtful accounts was $92 million and $103 million, respectively. Based on our assessment, we believe that we are adequately reserved for expected credit losses. We monitor the aging of our accounts receivable and continue to take actions to reduce our exposure to credit losses.

Dell Financial Services and Financing Receivables

Dell Financial Services and its affiliates (“DFS”) offers a wide range of financial services, including originating, collecting, and servicing customer receivables primarily related to the purchase of Dell Technologies’ products and services. In some cases, we also offer financing on the purchase of third-party technology products that complement our portfolio of products and services. New financing originations were $1.6 billion for both the third quarter of Fiscal 2019 and Fiscal 2018, respectively, and $5.2 billion and $4.3 billion for the first nine months of Fiscal 2019 and Fiscal 2018, respectively. As of November 2, 2018 and February 2, 2018, our financing receivables, net were $8.1 billion and $7.6 billion, respectively.

We have securitization facilities to fund revolving loans and fixed-term leases and loans through consolidated special purpose entities, referred to as SPEs, which we account for as secured borrowings. We transfer certain U.S. and European customer financing receivables to these SPEs, whose purpose is to facilitate the funding of customer receivables through financing arrangements with multi-seller conduits that issue asset-backed debt securities in the capital markets and to private investors. During the third quarter of Fiscal 2019 and Fiscal 2018, we transferred $1.2 billion and $1.0 billion, respectively, to these SPEs, and during the first nine months of Fiscal 2019 and Fiscal 2018, we transferred $3.7 billion and $2.9 billion, respectively, to the SPEs. The DFS debt related to all of our securitization facilities included as secured borrowings was $4.9 billion and $3.9 billion as of November 2, 2018 and February 2, 2018, respectively. In addition, the carrying amount of the corresponding financing receivables was $5.5 billion and $4.6 billion as of November 2, 2018 and February 2, 2018, respectively.
We maintain an allowance to cover expected financing receivable credit losses and evaluate credit loss expectations based on our total portfolio. For the third quarter of Fiscal 2019 and Fiscal 2018, the principal charge-off rate for our total portfolio was 1.0% and 1.5%, respectively. For the first nine months of Fiscal 2019 and Fiscal 2018, the principal charge-off rate for our total portfolio was 1.2% and 1.6%, respectively. The credit quality of our financing receivables has improved in recent years due to an overall improvement in the credit environment and as the mix of high-quality commercial accounts in our portfolio has continued to increase. The allowance for losses is determined based on various factors, including historical and anticipated experience, past due receivables, receivable type, and customer risk profile. As of November 2, 2018 and February 2, 2018, the allowance for financing receivable losses was $126 million and $145 million, respectively. In general, the loss rates on our financing receivables have improved over the periods presented.  We expect relatively stable loss rates in future periods, with movements in these rates being primarily driven by seasonality and a continued shift in portfolio composition to lower risk commercial assets. We continue to monitor broader economic indicators and their potential impact on future loss performance. We have an extensive process to manage our exposure to customer credit risk, including active management of credit lines and our collection activities. We also sell selected fixed-term financing receivables to unrelated third parties on a periodic basis, primarily to manage certain concentrations of customer credit exposure.  Based on our assessment of the customer financing receivables, we believe that we are adequately reserved.
See Note 5 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information about our financing receivables and the associated allowances.

Off-Balance Sheet Arrangements
As of November 2, 2018, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition or results of operations.

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

Liquidity and Capital Resources

To support our ongoing business operations, we rely on operating cash flows as our primary source of liquidity. We monitor the efficiency of our balance sheet to ensure that we have adequate liquidity to support our strategic initiatives. In addition to internally generated cash, we have access to other capital sources to finance our strategic initiatives and fund growth in our financing operations. As of November 2, 2018, we had $15.2 billion of total cash and cash equivalents, just over half of which was held outside of the United States, and $5.3 billion of total investments. Our strategy is to deploy capital from any potential source, whether internally generated cash or debt, depending on the adequacy and availability of that source of capital and whether it can be accessed in a cost-effective manner.

A significant portion of our income is earned in non-U.S. jurisdictions.  Prior to the enactment of U.S. Tax Reform as discussed above in “Results of Operations — Income and Other Taxes”, earnings available to be repatriated to the United States would be subject to U.S. federal income tax, less applicable foreign tax credits.  U.S. Tax Reform fundamentally changes the U.S. approach to taxation of foreign earnings to a modified territorial tax system, which generally allows companies to make distributions of non-U.S. earnings to the United States without incurring additional U.S. federal tax.  However, local and U.S. state taxes may still apply. We have provided for future tax liabilities on income earned in non-U.S. jurisdictions, except for foreign earnings that are considered indefinitely reinvested outside of the United States.

During the fourth quarter of Fiscal 2019, as discussed above in “Introduction — Class V Transaction,” we expect to complete a transaction in which the issued and outstanding shares of Class V Common Stock will be exchanged for shares of Class C Common Stock or cash at the stockholder’s election. No more than $14 billion of cash, in the aggregate, will be paid to holders of Class V Common Stock in connection with the Class V transaction.

To fund a majority of the cash payment to stockholders, VMware, Inc. declared a conditional $11 billion one-time special cash dividend (the “Special Dividend”), payable pro-rata to VMware, Inc. stockholders as of the dividend record date and in connection with the closing of the proposed Class V transaction. The payment of the dividend is subject to the satisfaction of the conditions to the Class V transaction and other specified conditions. We will fund a majority of the cash consideration to be paid in the Class V transaction from our portion of the proceeds of the Special Dividend. Our cash, cash equivalents, and investments will decline significantly, commensurate with the cash required to fund this transaction. VMware, Inc. has advised us that, following its payment of the Special Dividend, VMware, Inc. expects to return to its historical capital allocation policy.

On November 14, 2018, we entered into a commitment letter with bank lenders providing for bridge financing to fund the $5 billion increase in the cash consideration for the Class V transaction. The bridge financing will mature within one year of the closing date. We are currently evaluating our options to replace the bridge financing with permanent financing and expect to complete this evaluation in the fourth quarter of Fiscal 2019. See Note 20 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information about the bridge financing.

The following table summarizes our cash and cash equivalents as well as our available borrowings as of November 2, 2018 and February 2, 2018:

	November 2, 2018	February 2, 2018
	(in millions)
Cash and cash equivalents, and available borrowings:
Cash and cash equivalents (a)	$15,152	$13,942
Remaining available borrowings under revolving credit facilities	4,414	4,875
Total cash, cash equivalents, and available borrowings	$19,566	$18,817
__________________
(a) Of the $15.2 billion of cash and cash equivalents as of November 2, 2018, $9.2 billion was held by VMware, Inc. Of the $13.9 billion of cash and cash equivalents as of February 2, 2018, $6.0 billion was held by VMware, Inc. Amounts exclude restricted cash.

Available borrowings under the Revolving Credit Facility are reduced by draws on the facility and outstanding letters of credit. As of November 2, 2018, there were no borrowings outstanding under the facility and remaining available borrowings totaled approximately $3.3 billion. These available borrowings may be used periodically for general corporate purposes.

The VMware Revolving Credit Facility and the Pivotal Revolving Credit Facility have maximum aggregate borrowings of $1.0 billion and $100 million, respectively. None of the net proceeds of such borrowings will be made available to support the operations or satisfy any corporate purposes of Dell Technologies, other than the operations and corporate purposes of VMware, Inc., Pivotal, and their respective subsidiaries. As of November 2, 2018, $1.0 billion was available under the VMware Revolving Credit Facility and $100 million was available under the Pivotal Revolving Credit Facility.

See Note 6 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information about each of the foregoing revolving credit facilities.

Our China Revolving Credit Facility expired on October 31, 2018 with no outstanding borrowings due. We are currently in the process of renewing the facility.

Even with the significant decline in cash and cash equivalents that will result from the Class V transaction, we believe that our current cash and cash equivalents, together with cash that will be provided by future operations and expected borrowings under our revolving credit facilities, will be sufficient over at least the next twelve months to fund our operations, debt service requirements and maturities, capital expenditures, share repurchases, and other corporate needs.

Debt

The following table summarizes our outstanding debt as of November 2, 2018 and February 2, 2018:

	November 2, 2018	February 2, 2018
	(in millions)
Restricted Subsidiary Debt
Core debt:
Senior Secured Credit Facilities and First Lien Notes	$29,178	$30,595
Unsecured Notes and Debentures	1,952	2,452
Senior Notes	3,250	3,250
EMC Notes	3,000	5,500
DFS allocated debt	(1,133)	(1,892)
Total core debt	36,247	39,905
DFS related debt:
DFS debt	5,937	4,796
DFS allocated debt	1,133	1,892
Total DFS related debt	7,070	6,688
Other	2,047	2,054
Unrestricted Subsidiary Debt
VMware Notes	4,000	4,000
Other	—	47
Total unrestricted subsidiary debt	4,000	4,047
Total debt, principal amount	49,364	52,694
Carrying value adjustments	(707)	(823)
Total debt, carrying value	$48,657	$51,871

The outstanding principal amount of our debt was $49.4 billion as of November 2, 2018, which included core debt of $36.2 billion. We define core debt as the total principal amount of our debt, less DFS related debt, other debt, and unrestricted subsidiary debt.

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

As of November 2, 2018 and February 2, 2018, other debt primarily consisted of the $2.0 billion Margin Loan Facility.

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

Our requirements for cash to pay principal and interest on our debt increased significantly due to the borrowings we incurred to finance the EMC merger transaction. We have made good progress in paying down core debt since the EMC merger transaction. We believe we will continue to be able to make our debt principal and interest payments, including the short-term maturities, from existing and expected sources of cash. Cash used for debt principal and interest payments may include short-term borrowings under revolving credit facilities. We will continue to focus on paying down core debt. Despite the debt repayments, interest expense was $1.8 billion during both the nine months ended November 2, 2018 and November 3, 2017 due to an increase in LIBOR, and also due to an increase in the debt used to fund the DFS business, as we see continued demand for customer financing. We expect that continued demand for customer financing as well as an increase in LIBOR will impact future interest expense on our variable-rate debt. We or our affiliates, at our or their sole discretion, may purchase, redeem, prepay, refinance, or otherwise retire any amount of our outstanding indebtedness under the terms of such indebtedness at any time and from time to time, in open market or negotiated transactions with the holders of such indebtedness, as appropriate market conditions exist.

During the third quarter of Fiscal 2019, we repaid approximately $1.2 billion principal amount of our 1.875% Term Loan A-3 Facility due December 2018 and $68 million principal amount of our other term loan facilities. Further, we issued an additional $375 million, net, in DFS debt to support the expansion of our financing receivables portfolio.

See Note 6 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information about our debt and our unrestricted subsidiaries.

As discussed above, we are expecting to incur additional debt for up to $5 billion in bridge financing related to the consummation of the Class V transaction. In replacing this debt with permanent financing, we will seek to minimize our cost of capital while maintaining a manageable maturity profile. See Note 20 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information about the bridge financing.

Cash Flows

The following table contains a summary of our Condensed Consolidated Statements of Cash Flows for the respective periods:

	Nine Months Ended
	November 2, 2018	November 3, 2017
	(in millions)
Net change in cash from:
Operating activities	$4,625	$3,744
Investing activities	(221)	(1,990)
Financing activities	(2,844)	525
Effect of exchange rate changes on cash and cash equivalents	(262)	47
Change in cash and cash equivalents	$1,298	$2,326

Operating Activities — Cash provided by operating activities was $4.6 billion for the first nine months of Fiscal 2019 compared to $3.7 billion for the first nine months of Fiscal 2018. The increase in operating cash flows during the first nine months of Fiscal 2019 was driven by business momentum, improved profitability, and management of working capital. During the third quarter of Fiscal 2019, we experienced supply chain dynamics that increased inventory and negatively impacted working capital. It is possible that these supply chain dynamics could persist over the coming quarters and continue to pressure working capital.

DFS offerings are initially funded through cash on hand at the time of origination, most of which is subsequently replaced with third-party financing. As a result, while the initial funding is reflected as an impact to cash flows from operations, it is largely subsequently offset by cash flows from financing. DFS new financing originations were $5.2 billion and $4.3 billion for the first nine months of Fiscal 2019 and the first nine months of Fiscal 2018, respectively. As of November 2, 2018, DFS had $8.1 billion of total net financing receivables.

Investing Activities — Investing activities primarily consist of cash used to fund strategic investments, the maturities, sales, and purchases of investments, capital expenditures for property, plant, and equipment, and capitalized software development costs.

During the first nine months of Fiscal 2019, cash used by investing activities was $0.2 billion and was primarily driven by capital expenditures and strategic investments, partially offset by the net sales of investments. In comparison, cash used by investing activities was $2.0 billion during the first nine months of Fiscal 2018 and was primarily driven by capital expenditures, capitalized software development costs, and net purchases of investments.

Financing Activities — Financing activities primarily consist of the proceeds and repayments of debt, cash used to repurchase common stock, and proceeds from the issuance of common stock of subsidiaries. Cash used by financing activities of $2.8 billion during the first nine months of Fiscal 2019 was primarily driven by repayments of debt, including the EMC Note in the amount of $2.5 billion we repaid during the second quarter of Fiscal 2019 and the Term Loan A-3 Facility in the amount of $1.2 billion we repaid during the third quarter of Fiscal 2019. In comparison, cash provided by financing activities of $0.5 billion during the first nine months of Fiscal 2018 was primarily driven by net proceeds from debt, primarily due to the issuance of the VMware Notes, partially offset by cash used for share repurchases.

Capital Commitments

Capital Expenditures — During both the first nine months of Fiscal 2019 and Fiscal 2018, we spent $0.9 billion on property, plant, and equipment. These expenditures were primarily incurred in connection with our global expansion efforts and infrastructure investments made to support future growth. Product demand, product mix, and the use of contract manufacturers, as well as ongoing investments in operating and information technology infrastructure, influence the level and prioritization of our capital expenditures. Aggregate capital expenditures for Fiscal 2019, which will be primarily related to infrastructure investments and strategic initiatives, are currently expected to total between $1.1 billion and $1.3 billion.

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

Repurchases of Common Stock

Class V Common Stock Repurchases by Dell Technologies Inc.

Since the date of the EMC merger transaction, our board of directors has authorized several programs to repurchase shares of our Class V Common Stock. Of the $2.1 billion total authorized, $676 million remained as of November 2, 2018, all of which is attributable to the DHI Group Repurchase Program, which the board of directors suspended on December 13, 2016 until such time as it authorizes the reinstatement of that program.

During the first nine months of Fiscal 2019, we did not repurchase any shares of Class V Common Stock. During the first nine months of Fiscal 2018, we repurchased 9.7 million shares of Class V Common Stock for an aggregate purchase price of $682 million. The repurchase of these shares was funded by proceeds received by the Class V Group from the sale by our subsidiary of shares of Class A common stock of VMware, Inc. owned by such subsidiary, as discussed below.

DHI Group Common Stock Repurchases by Dell Technologies Inc.

During the first nine months of Fiscal 2019, we repurchased an immaterial number of shares of DHI Group Common Stock for $48 million. No shares were repurchased during the third quarter of Fiscal 2019. During the third quarter and first nine months of Fiscal 2018, we repurchased an immaterial number of shares of DHI Group Common Stock for approximately $4 million and $6 million, respectively.

VMware, Inc. Class A Common Stock Repurchases by VMware, Inc.

Since the date of the EMC merger transaction, VMware Inc.’s board of directors has authorized the repurchase of a total of $2.2 billion of VMware Inc.’s Class A common stock, of which $876 million remained available as of November 2, 2018.

During the first nine months of Fiscal 2019, VMware, Inc. did not repurchase any shares of its Class A common stock. During the first nine months of Fiscal 2018, pursuant to stock repurchase agreements between Dell Technologies Inc. and VMware, Inc., VMware, Inc. repurchased 7.5 million shares of its Class A common stock from us for an aggregate purchase price of $725 million. VMware, Inc. received 4.1 million shares of its Class A common stock during the first quarter of Fiscal 2018, 0.7 million shares during the second quarter of Fiscal 2018 and the remaining 2.7 million shares of its Class A common stock during the third quarter of Fiscal 2018. The proceeds from the sales were used by us to repurchase shares of our Class V Common Stock, as described above.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk affecting us, see “Part II — Item 7A — Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended February 2, 2018. Our exposure to market risks has not changed materially from that set forth in our Annual Report.

ITEM 4 — CONTROLS AND PROCEDURES

This report includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 under the Securities Exchange Act of 1934 (the “Exchange Act”). See Exhibits 31.1 and 31.2 filed with this report. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 2, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of November 2, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended November 2, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the first quarter of the fiscal year ending February 1, 2019, we implemented new revenue recognition systems and related controls to enable us to adopt the new accounting guidance set forth in ASC 606, “Revenue From Contracts With Customers.” Given the significance of these changes, we will continue to review and refine the systems, processes, and internal controls over revenue recognition, as appropriate.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS
The information required by this item is incorporated herein by reference to the information set forth under the caption “Legal Matters” in Note 11 of the Notes to the Condensed Consolidated Financial Statements included in this report.

ITEM 1A — RISK FACTORS

In addition to the other information set forth in this report, the factors discussed in “Part I - Item 1A - Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 2, 2018 and in “Part II - Item 1A - Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 2018 could materially affect our business, operating results, financial condition, or prospects. The risks described in such Annual Report on Form 10-K, such Quarterly Report on Form 10-Q, and our subsequent SEC reports are not the only risks facing us.  There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that also may materially adversely affect our business, operating results, financial condition, or prospects.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

From August 4, 2018 through November 2, 2018, we issued to certain employees a total of 2,600 shares of our Class C Common Stock for an aggregate purchase price of approximately $0.1 million pursuant to exercises of stock options granted under the Dell Inc. Amended and Restated 2002 Long-Term Plan. The foregoing transactions were effected in reliance on the exemption from registration under the Securities Act of 1933 afforded by Rule 701 thereunder as transactions pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule.

Purchases of Equity Securities

On September 7, 2016, our board of directors approved a stock repurchase program (the “DHI Group Repurchase Program”) that authorizes us to use assets of the DHI Group to repurchase up to $1.0 billion of shares of our Class V Common Stock over a two-year period beginning on September 7, 2016. On December 13, 2016, our board of directors approved the suspension of the DHI Group Repurchase Program until such time as the board of directors authorizes the reinstatement of that program. The board of directors has not authorized the reinstatement of the program and we did not repurchase any shares of our Class V Common Stock during the first nine months of the fiscal year ending February 1, 2019. As of November 2, 2018, the approximate dollar value of shares of Class V Common Stock that may yet be purchased was $676 million authorized under the DHI Group Repurchase Program.

ITEM 6 — INDEX TO EXHIBITS

The Company hereby files or furnishes the exhibits listed below:

Exhibit Number	Description
2.1
Amendment No. 1 to the Agreement and Plan of Merger, dated as of November 14, 2018, between Dell Technologies Inc. (the “Company”) and Teton Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on November 15, 2018) (Commission File No. 001-37867).

10.1
Commitment Letter, dated November 14, 2018, among Dell, Inc., Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Bank PLC, Citigroup Global Markets Inc., Credit Suisse AG, Cayman Islands Branch, Credit Suisse Loan Funding LLC, Goldman Sachs Bank, USA, JPMorgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc., Deutsche Bank AG New York Branch, Deutsche Bank Securities Inc., Royal Bank of Canada, UBS Securities LLC and UBS AG, Stamford Branch (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the Commission on November 15, 2018) (Commission File No. 001-37867).

10.2
Voting and Support Agreement, dated as of November 14, 2018, among the Company, Elliott Associates L.P. and Elliott International L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed with the Commission on November 15, 2018) (Commission File No. 001-37867).

10.3
Voting and Support Agreement, dated as of November 14, 2018, among the Company and Dodge & Cox (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed with the Commission on November 15, 2018) (Commission File No. 001-37867).

10.4
Voting and Support Agreement, dated as of November 14, 2018, among the Company and Mason Capital Master Fund, LP (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K/A filed with the Commission on November 15, 2018) (Commission File No. 001-37867).

10.5
Voting and Support Agreement, dated as of November 14, 2018, among the Company and Canyon Capital Advisors, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K/A filed with the Commission on November 15, 2018) (Commission File No. 001-37867).

10.6
Waiver, dated as of November 14, 2018, among the Company and VMware, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K/A filed with the Commission on November 15, 2018) (Commission File No. 001-37867).

10.7
Form of Amended and Restated Stock Option Agreement-Performance Vesting Option for grants to executive officers under the Dell Technologies Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed with the Commission on October 4, 2018) (Registration No. 333-226618).

10.8
Form of Amended and Restated Stock Option Agreement-Performance Vesting Option for grants to employees under the Dell Technologies Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed with the Commission on October 4, 2018) (Registration No. 333-226618).

10.9
Form of Amended and Restated Stock Option Agreement-Time Vesting Option for grants to executive officers under the Dell Technologies Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed with the Commission on October 4, 2018) (Registration No. 333-226618).

10.10
Form of Amended and Restated Stock Option Agreement-Time Vesting Option for grants to employees under the Dell Technologies Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed with the Commission on October 4, 2018) (Registration No. 333-226618).

10.11
Form of Amended and Restated Dell Performance Award Agreement for grants to executive officers under the Dell Technologies Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed with the Commission on October 4, 2018) (Registration No. 333-226618).

10.12
Form of Amended and Restated Dell Performance Award Agreement for grants to employees under the Dell Technologies Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed with the Commission on October 4, 2018) (Registration No. 333-226618).

10.13
Form of Amended and Restated Dell Time Award Agreement for grants to executive officers under the Dell Technologies Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed with the Commission on October 4, 2018) (Registration No. 333-226618).

10.14
Form of Amended and Restated Dell Time Award Agreement for grants to employees under the Dell Technologies Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.17 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed with the Commission on October 4, 2018) (Registration No. 333-226618).

10.15
Form of Amended and Restated Dell Deferred Time Award Agreement for Non-Employee Directors under the Dell Technologies Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.18 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed with the Commission on October 4, 2018) (Registration No. 333-226618).

10.16
Form of Amended and Restated Stock Option Agreement for Non-Employee Directors (Annual Grant) under the Dell Technologies Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed with the Commission on October 4, 2018) (Registration No. 333-226618).

10.17
Form of Stock Option Agreement for Non-Employee Directors (Sign-On Grant) under the Dell Technologies Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed with the Commission on October 4, 2018) (Registration No. 333-226618).

10.18
Form of Amended and Restated Stock Option Agreement for grants to executive officers (Rollover Option) under the Dell Technologies Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.21 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed with the Commission on October 4, 2018) (Registration No. 333-226618).

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

99.1††	Unaudited Attributed Financial Information for Class V Group.
101 .INS††	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101 .SCH††	XBRL Taxonomy Extension Schema Document.
101 .CAL††	XBRL Taxonomy Extension Calculation Linkbase Document.
101 .DEF††	XBRL Taxonomy Extension Definition Linkbase Document.
101 .LAB††	XBRL Taxonomy Extension Label Linkbase Document.
101 .PRE††	XBRL Taxonomy Extension Presentation Linkbase Document.
_________________

††	Filed with this report.
†††	Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELL TECHNOLOGIES INC.

By:	/s/ MAYA MCREYNOLDS
Maya McReynolds
Senior Vice President, Corporate Finance and
Chief Accounting Officer
(On behalf of registrant and as principal accounting officer)

Date: December 10, 2018