Form 10-K
period 2019-02-01
Dell Technologies Inc
filed 2019-03-29
CIK 1571996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-37867

Dell Technologies Inc.
(Exact name of registrant as specified in its charter)

Delaware	80-0890963
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Dell Way, Round Rock, Texas 78682
(Address of principal executive offices) (Zip Code)

1-800-289-3355
(Registrant’s telephone number, including area code)

Title of each class	Name of each exchange on which registered
Class C Common Stock, par value $0.01 per share	New York Stock Exchange

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

As of August 3, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of the Class V Common Stock of the registrant held by non-affiliates was approximately $18.6 billion (based on the closing price of $93.09 per share reported on the New York Stock Exchange on that date).

As of March 25, 2019, there were 718,529,194 shares of the registrant’s common stock outstanding, consisting of 408,550,736 outstanding shares of Class C Common Stock, 136,986,858 outstanding shares of Class A Common Stock, and 172,991,600 outstanding shares of Class B Common Stock.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “may,” “will,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “aim,” “seek,” and similar expressions as they relate to us or our management are intended to identify these forward-looking statements. All statements by us regarding our expected financial position, revenues, cash flows and other operating results, business strategy, legal proceedings, and similar matters are forward-looking statements. Our expectations expressed or implied in these forward-looking statements may not turn out to be correct. Our results could be materially different from our expectations because of various risks, including the risks discussed in “Part I — Item 1A — Risk Factors” and in our other periodic and current reports filed with the Securities and Exchange Commission (“SEC”). Any forward-looking statement speaks only as of the date as of which such statement is made, and, except as required by law, we undertake no obligation to update any forward-looking statement after the date as of which such statement was made, whether to reflect changes in circumstances or our expectations, the occurrence of unanticipated events, or otherwise.

DELL TECHNOLOGIES INC.

Unless the context indicates otherwise, references in this report to “we,” “us,” “our,” the “Company,” and “Dell Technologies” mean Dell Technologies Inc. and its consolidated subsidiaries, references to “Dell” mean Dell Inc. and Dell Inc.’s consolidated subsidiaries, and references to “EMC” mean EMC Corporation and EMC Corporation’s consolidated subsidiaries.

Our fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. We refer to our fiscal years ended February 1, 2019, February 2, 2018, and February 3, 2017 as “Fiscal 2019,” “Fiscal 2018,” and “Fiscal 2017,” respectively. Fiscal 2019 and Fiscal 2018 included 52 weeks. Fiscal 2017 included 53 weeks, with the extra week included in the fourth quarter of Fiscal 2017.

PART I

ITEM 1 — BUSINESS

Business

Dell Technologies is a leading global end-to-end technology provider, with a comprehensive portfolio of IT hardware, software and service solutions spanning both traditional infrastructure and emerging, multi-cloud technologies that enable our customers to build their digital future and transform how they work and live. We operate eight complementary businesses: our Infrastructure Solutions Group and our Client Solutions Group, as well as VMware, Inc., Pivotal Software, Inc. (“Pivotal”), SecureWorks Corp. (“Secureworks”), RSA Security LLC (“RSA Security”), Virtustream Group Holdings, Inc. (“Virtustream”), and Boomi, Inc. (“Boomi”). Together our strategically aligned family of businesses collaborate across key functional areas such as technology and product development, marketing, go-to-market and global services, and are supported by Dell Financial Services. We believe this operational philosophy enables our platform to seamlessly deliver differentiated and holistic IT solutions to our customers, which has driven significant revenue growth and share gains.

Dell Technologies operates with significant scale and an unmatched breadth of unique and complementary offerings. Digital transformation has become essential to all businesses, and we have expanded our portfolio to include holistic solutions that enable our customers to drive their ongoing digital transformation initiatives. Dell Technologies’ integrated solutions help customers modernize their IT infrastructure, address workforce transformation, and provide critical security solutions to protect against the ever increasing and evolving security threats. With our extensive portfolio and our commitment to innovation, we have the ability to offer secure, integrated solutions that extend from edge to core to cloud, and we are at the forefront of the software-defined and cloud native infrastructure era. Our end-to-end portfolio is supported by a differentiated go-to-market engine, which includes a 40,000-person sales force, a global network of channel partners, and a world-class supply chain that together drive revenue growth and operating efficiencies.

Products and Services

We design, develop, manufacture, market, sell, and support a wide range of products and services. We are organized into the following business units, which are our reportable segments: Infrastructure Solutions Group; Client Solutions Group; and VMware.

•
Infrastructure Solutions Group (“ISG”) — ISG enables the digital transformation of our customers through our trusted multi-cloud and big data solutions, which are built upon a modern data center infrastructure. Our comprehensive portfolio of advanced storage solutions includes traditional storage solutions as well as next-generation storage solutions (such as all-flash arrays, scale-out file, object platforms and software-defined solutions), while our server portfolio includes high-performance rack, blade, tower and hyperscale servers. Our networking portfolio helps our business customers transform and modernize their infrastructure, mobilize and enrich end-user experiences, and accelerate business applications and processes. Our strengths in server, storage, and virtualization software solutions enable us to offer leading converged and hyper-converged solutions, allowing our customers to accelerate their IT transformation by acquiring scalable integrated IT solutions instead of building and assembling their own IT platforms. ISG also offers attached software, peripherals and services, including support and deployment, configuration, and extended warranty services.

We are continuing our journey to simplify our storage portfolio, with the goal of ensuring that we deliver the technology needed for our customers’ digital transformation. As our storage portfolio evolves, we will continue to support our current portfolio of storage solutions.

Approximately half of ISG revenue is generated by sales to customers in the Americas, with the remaining portion derived from sales to customers in the Europe, Middle East, and Africa region (“EMEA”) and the Asia-Pacific and Japan region (“APJ”).

•
Client Solutions Group (“CSG”) — CSG includes branded hardware (such as desktops, workstations, and notebooks) and branded peripherals (such as displays and projectors), as well as third-party software and peripherals. Our computing devices are designed with our commercial and consumer customers’ needs in mind, and we seek to optimize performance, reliability, manageability, design, and security. In addition to our traditional hardware business, we have a portfolio of thin client offerings that we believe will allow us to benefit from the growth trends in cloud computing. CSG hardware and services also provide the architecture to enable the Internet of Things and connected ecosystems to securely and efficiently capture massive amounts of data for analytics and actionable insights for commercial customers. CSG also offers attached software, peripherals, and services, including support and deployment, configuration, and extended warranty services.

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

VMware works with customers in the areas of hybrid cloud, multi-cloud, modern applications, networking and security, and digital workspaces, helping customers manage their IT resources across private clouds and complex multi-cloud, multi-device environments. VMware’s portfolio supports and addresses the key IT priorities of customers: accelerating their cloud journey, empowering digital workspaces, and transforming networking and security. VMware solutions provide a flexible digital foundation to enable the digital transformation of VMware’s customers as they ready their applications, infrastructure, and devices for their future business needs.

Approximately half of VMware revenue is generated by sales to customers in the United States.

Our other businesses, described below, consist of product and service offerings of Pivotal, Secureworks, RSA Security, Virtustream, and Boomi, each of which is majority-owned by Dell Technologies. These businesses are not classified as reportable segments, either individually or collectively, as the results of the businesses are not material to our overall results and the businesses do not meet the criteria for reportable segments.

•
Pivotal (NYSE: PVTL) provides a leading cloud-native platform that makes software development and IT operations a strategic advantage for customers. Pivotal’s cloud-native platform, Pivotal Cloud Foundry, accelerates and streamlines software development by reducing the complexity of building, deploying and operating new cloud-native applications, and modernizing legacy applications. In April 2018, Pivotal completed a registered underwritten initial public offering of its Class A common stock.

•
Secureworks (NASDAQ: SCWX) is a leading global provider of intelligence-driven information security solutions singularly focused on protecting its clients from cyber attacks. The solutions offered by Secureworks enable organizations of varying size and complexity to fortify their cyber defenses to prevent security breaches, detect malicious activity in near real time, prioritize and respond rapidly to security incidents and predict emerging threats.

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

As the integration of our family of businesses matures, we believe the increasing collaboration, innovation, and coordination of the operations and strategies of our businesses, as well as our differentiated go-to-market model, will continue to drive revenue synergies. Through our coordinated research and development activities, we are able to jointly engineer leading innovative solutions that incorporate the distinct set of hardware, software, and services across our businesses.

See Note 19 of the Notes to the Consolidated Financial Statements included in this report for more information about our other businesses.

For further discussion regarding our current reportable segments, see “Part II — Item 7 —Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Business Unit Results.”

Dell Financial Services

Dell Financial Services and its affiliates (“DFS”) support our businesses by offering and arranging various financing options and services for our customers in North America, Europe, Australia, and New Zealand. DFS originates, collects, and services customer receivables primarily related to the purchase of our product, software, and service solutions. We also arrange financing for some of our customers in various countries where DFS does not currently operate as a captive. DFS further strengthens our customer relationships through its flexible consumption models, which enable us to offer our customers the option to pay over time and, in certain cases, based on utilization, providing them with financial flexibility to meet their changing technological requirements. The results of these operations are allocated to our segments based on the underlying product or service financed. For additional information about our financing arrangements, see Note 5 of the Notes to the Consolidated Financial Statements included in this report.

Research and Development

We focus on developing scalable technology solutions that incorporate highly desirable features and capabilities at competitive prices. We employ a collaborative approach to product design and development in which our engineers, with direct customer input, design innovative solutions and work with a global network of technology companies to architect new system designs, influence the direction of future development, and integrate new technologies into our products. We manage our research and development (“R&D”) spending by targeting those innovations and products that we believe are most valuable to our customers and by relying on the capabilities of our strategic relationships. Through this collaborative, customer-focused approach, we strive to deliver new and relevant products to the market quickly and efficiently. Additionally, from time to time, we make strategic investments in publicly-traded and privately-held companies that develop software, hardware, and other technologies or provide services supporting our technologies.

VMware represents a significant portion of our R&D activities and has assembled an experienced group of developers with compute, storage, management, hybrid and public cloud, networking and security, traditional, cloud native and SaaS applications, digital workspace and mobility, container and open source software expertise. VMware also has strong ties to leading academic institutions around the world and invests in joint research with many such institutions. Product development efforts are prioritized through a combination of engineering-driven innovation and customer- and market-driven feedback.

Dell Technologies has a global R&D presence, with total R&D expenses of $4.6 billion, $4.4 billion, and $2.6 billion for Fiscal 2019, Fiscal 2018, and Fiscal 2017, respectively. These investments reflect our commitment to R&D activities that ultimately support our mission: to help our customers build their digital future and to transform IT.

Manufacturing and Materials

We own manufacturing facilities located in the United States, Malaysia, China, Brazil, India, Poland, and Ireland. See “Item 2 — Properties” for information about our manufacturing and distribution facilities.
We also utilize contract manufacturers throughout the world to manufacture or assemble our products under the Dell Technologies brand as part of our strategy to enhance our variable cost structure and to achieve our goals of generating cost efficiencies, delivering products faster, better serving our customers, and enhancing our world-class supply chain.
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
Our order fulfillment, manufacturing, and test facilities in Massachusetts, North Carolina, and Ireland are certified to the ISO 14001 International Standard for environmental management systems and also have achieved OHSAS 18001 certification, an international standard for facilities with world-class safety and health management systems. These internationally-recognized endorsements of ongoing quality and environmental management are among the highest levels of certifications available. We also have implemented Lean Six Sigma and 7S (Customer, Safety, Quality, Delivery, Cost, Team, and Green) methodologies to ensure that the quality of our designs, manufacturing, test processes, and supplier relationships are continually improved.
We maintain a robust Supplier Code of Conduct, actively manage recycling processes for our returned products, and are certified by the Environmental Protection Agency as a Smartway Transport Partner.

We purchase materials, supplies, product components, and products from a large number of qualified suppliers. In some cases, where multiple sources of supply are not available, we rely on single-source or a limited number of sources of supply if we believe it is advantageous to do so because of performance, quality, support, delivery, capacity, or price considerations. We believe that any disruption that may occur because of our dependence on single- or limited-source vendors would not disproportionately disadvantage us relative to our competitors. See “Item 1A — Risk Factors — Risk Factors Relating to Our Business and Our Industry — Reliance on vendors for products and components, many of which are single-source or limited-source suppliers, could harm Dell Technologies’ business by adversely affecting product availability, delivery, reliability, and cost” for information about the risks associated with Dell Technologies’ use of single- or limited-source suppliers.

Geographic Operations

Our global corporate headquarters is located in Round Rock, Texas. We have operations and conduct business in many countries located in the Americas, Europe, the Middle East, Asia, and other geographic regions. To increase our global presence, we continue to focus on emerging markets outside of the United States, Western Europe, Canada, and Japan. We continue to view these geographical markets, which include the vast majority of the world’s population, as a long-term growth opportunity. Accordingly, we pursue the development of technology solutions that meet the needs of these markets. Our expansion in emerging markets creates additional complexity in coordinating the design, development, procurement, manufacturing, distribution, and support of our product and services offerings. For information about the amount of net revenue we generated from our operations outside of the United States during the last three fiscal years, see Note 19 of the Notes to the Consolidated Financial Statements included in this report.

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

The markets in which we compete are comprised of large and small companies across all areas of our business. We believe that new businesses will continue to enter these markets and develop technologies that, if commercialized, may compete with our products and services. Moreover, current competitors may enter into new strategic relationships with new or existing competitors, which may further increase the competitive pressures. See “Item 1A — Risk Factors — Risk Factors Relating to Our Business and Our Industry” for information about our competitive risks.

Sales and Marketing

We operate a diversified business model, with the majority of our revenue and operating income derived from commercial clients that consist of large enterprises, small and medium-sized businesses, and public sector customers. We sell products and services directly to customers and through other sales channels, such as value-added resellers, system integrators, distributors, and retailers. During Fiscal 2019, our other sales channels contributed over 50% of our net revenue.

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

We market our products and services to small and medium-sized businesses and consumers through various advertising media. To react quickly to our customers’ needs, we track our Net Promoter Score, a customer loyalty metric that is widely used across various industries. Increasingly, we also engage with customers through our social media communities on www.delltechnologies.com and in external social media channels.

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

Patents, Trademarks, and Licenses

As of February 1, 2019, we held a worldwide portfolio of 16,541 patents and had an additional 9,310 patent applications pending. Of those intellectual property rights, VMware, Inc. owned 2,928 patents and had an additional 2,879 patent applications pending. We also hold licenses to use numerous third-party patents. To replace expiring patents, we obtain new patents through our ongoing research and development activities. The inventions claimed in our patents and patent applications cover aspects of our current and possible future computer system products, manufacturing processes, and related technologies. Our product, business method, and manufacturing process patents may establish barriers to entry in many product lines. Although we use our patented inventions and also license them to others, we are not substantially dependent on any single patent or group of related patents. We have entered into a variety of intellectual property licensing and cross-licensing agreements and software licensing agreements with other companies. We anticipate that our worldwide patent portfolio will continue to be of value in negotiating intellectual property rights with others in the industry.

We have obtained U.S. federal trademark registration for the Dell word mark and logo mark and the VMware word and logo mark.  We have pending applications to register Dell EMC word marks. As of February 1, 2019, we owned registrations for approximately 305 of our other trademarks in the United States and had pending applications for registration of approximately 100 other trademarks. We believe that Dell Technologies, DELL, Dell EMC, VMware, Alienware, RSA Security, Secureworks, Pivotal, and Virtustream word marks and logo marks in the United States are material to our operations. As of February 1, 2019, we also had applied for, or obtained registration of, the DELL word mark and several other marks in approximately 186 other countries.

From time to time, other companies and individuals assert exclusive patent, copyright, trademark, or other intellectual property rights to technologies or marks that are alleged to be relevant to the technology industry or our business. We evaluate each claim relating to our products and, if appropriate, seek a license to use the protected technology. The licensing agreements generally do not require the licensor to assist us in duplicating the licensor’s patented technology, nor do the agreements protect us from trade secret, copyright, or other violations by us or our suppliers in developing or selling the licensed products.
Unless otherwise noted, trademarks appearing in this report are owned by us. We disclaim proprietary interest in the marks and names of others. Net Promoter Score is a trademark of Satmetrix Systems, Inc., Bain & Company, Inc., and Fred Reichheld.

Government Regulation and Sustainability

Government Regulation — Our business is subject to regulation by various U.S. federal and state governmental agencies and other governmental agencies. Such regulation includes the activities of the U.S. Federal Communications Commission; the anti-trust regulatory activities of the U.S. Federal Trade Commission, the U.S. Department of Justice, and the European Union; the consumer protection laws and financial services regulation of the U.S. Federal Trade Commission and various state governmental agencies; the export regulatory activities of the U.S. Department of Commerce and the U.S. Department of the Treasury; the import regulatory activities of the U.S. Customs and Border Protection; the product safety regulatory activities of the U.S. Consumer Product Safety Commission and the U.S. Department of Transportation; the health information privacy and security requirements of the U.S. Department of Health and Human Services; and the environmental, employment and labor, and other regulatory activities of a variety of governmental authorities in each of the countries in which we conduct business. We were not assessed any material environmental fines, nor did we have any material environmental remediation or other environmental costs, during Fiscal 2019.

Our Philosophy on Sustainability — One of the core tenets of Dell Technologies is the belief that technology drives human progress. We remain committed to putting our technology and expertise to work where it can do the most good for people and our planet. This commitment is intimately tied to our business goals of driving growth, helping mitigate risk, and ensuring business opportunities by building our brand. Based on the idea that we all win when we create shared value, we created goals in 2013 that build on the strengths throughout our value chain to create social, environmental, and economic value by uniting our purpose with our business objectives. These goals spanned the material areas of our business and set out our ambitions for 2020.

The following are key areas of focus from our 2020 plan:

Creating Net Positive Outcomes — Creating net positive outcomes means putting back more into society, the environment, and the global economy than we take out. In particular, we focus on helping customers harness the power of technology to deliver better social and environmental outcomes.

Product Energy Efficiency — We have set a goal to reduce the energy intensity of our entire product portfolio by 80% by 2020.

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

Further, Dell Technologies is committed to maintaining the vitality of our oceans with our work concerning ocean-bound plastics, where we are processing plastics collected from beaches, waterways, and coastal areas and incorporating them into our packaging. We have made a pledge to the United Nations Sustainable Development Goals to increase our annual use of ocean plastics by 10 times by 2025 and to help build further demand by convening a working group with other manufacturers to create an open-source ocean plastics supply chain. To that end, we are working to bring together a cross-industry consortium of global companies that also are committed to scaling the use of ocean-bound plastics.

Social and Environmental Responsibility in the Supply Chain — We are committed to responsible business practices and hold ourselves and our suppliers to a high standard of excellence. We work in partnership with our suppliers to reduce risks that could lead to harm of workers, production suspensions, factory shut-downs, or environmental damage. All of our suppliers must agree to our global supplier principles and accept the Responsible Business Alliance (formerly known as the Electronic Industry Citizenship Coalition) Code of Conduct. Additionally, we are committed to a conflict-free mineral supply chain.

Youth Learning — Technology skills are critical to continued innovation and can have a profound effect on our businesses, communities, and sustainability. We have a strong commitment to Science, Technology, Engineering, and Math and other youth learning activities, providing funding, volunteer time, and technology to underserved populations.

Partnering with TGen — Together with the Translational Genomics Research Institute (“TGen”), we are changing the paradigm in the treatment of childhood cancers. We developed the Genomic Data Analysis Platform — a complete high-performance computing infrastructure solution uniquely designed to meet the needs of genomic data collection and analysis. Over the past six years, we have increased computational capacity over three times, and increased storage speeds and capacity to over four times that of the original systems, thereby reducing the time it takes to sequence a genome from multiple weeks to just six hours.

Our Fiscal 2018 Corporate Social Responsibility Report is available at www.dell.com/crreport, and our Fiscal 2019 report is expected to be available in June 2019. The VMware Fiscal 2018 Global Impact Report is available at www.vmware.com/company/sustainability, and the Fiscal 2019 report is expected to be available in September 2019.

Product Backlog

Product backlog represents the value of unfulfilled manufacturing orders. Our business model generally gives us the ability to optimize product backlog at any point in time, for example, expediting shipping or prioritizing customer orders toward products that have shorter lead times. Because product backlog at any point in time may not result in the generation of any predictable amount of net revenue in any subsequent period, we do not believe product backlog to be a meaningful indicator of future net revenue. Product backlog is included as a component of remaining performance obligation to the extent we determine that the manufacturing orders are non-cancelable.

Employees

As of February 1, 2019, we had approximately 157,000 total full-time employees, approximately 24,000 of whom were employees of VMware, Inc. In comparison, as of February 2, 2018, we had approximately 145,000 total full-time employees, approximately 22,000 of whom were employees of VMware, Inc. As of February 1, 2019, approximately 37% of our full-time employees were located in the United States and approximately 63% were located in other countries.

Corporate Information

We are a holding company that conducts our operations through subsidiaries.

We were incorporated in the state of Delaware on January 31, 2013 under the name Denali Holding Inc. in connection with Dell’s going-private transaction, which was completed in October 2013. We changed our name to Dell Technologies Inc. on August 25, 2016. The mailing address of our principal executive offices is One Dell Way, Round Rock, Texas 78682. Our telephone number is 1-800-289-3355.

Our website address is www.delltechnologies.com.  We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). The contents of our website are not a part of this annual report on Form 10-K.

Class V Transaction
On December 28, 2018, we completed a transaction, referred to as the “Class V transaction,” pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated as of July 1, 2018 and amended as of November 14, 2018, between Dell Technologies and Teton Merger Sub Inc. (“Merger Sub”), a Delaware corporation and wholly-owned subsidiary of Dell Technologies. Pursuant to the Merger Agreement, Merger Sub was merged with and into Dell Technologies (the “Merger”), with Dell Technologies continuing as the surviving corporation.
Dell Technologies completed the Class V transaction following approval of the transaction by its stockholders at a special meeting held on December 11, 2018. Dell Technologies paid $14 billion in cash and issued 149,387,617 shares of its Class C Common Stock in connection with the Class V transaction. The Class C Common Stock began trading on the New York Stock Exchange (the “NYSE”) on a when-issued basis as of the opening of trading on December 26, 2018 and on a regular-way basis as of the opening of trading on December 28, 2018. The Class V Common Stock ceased trading on the NYSE prior to the opening of trading on December 28, 2018.
The Class V Common Stock was a type of common stock intended to track the economic performance of a portion of Dell Technologies interest in the Class V Group, which consisted solely of VMware, Inc. common stock held by the Company. As a result of the Class V transaction, pursuant to which all outstanding shares of Class V Common Stock ceased to be outstanding, the tracking stock feature of Dell Technologies’ capital structure was terminated. The Class C Common Stock issued to former holders of the Class V Common Stock represents an interest in the Company’s entire business and, unlike the Class V Common Stock, is not intended to track the performance of any distinct assets or business. Our amended and restated certificate of incorporation that went into effect as of the effective time of the Merger (the “Effective Time”) prohibits Dell Technologies from issuing shares of Class V Common Stock.

At the Effective Time, each outstanding share of Class V Common Stock was exchanged for either (1) $120.00 in cash, without interest, subject to a cap of $14 billion on the aggregate cash consideration, or (2) 1.8066 shares of Class C Common Stock. The exchange ratio was calculated based on the aggregate amount of cash elections described below, as well as the aggregate volume-weighted average price per share of Class V Common Stock on the NYSE (as reported on Bloomberg) of $104.8700 for the period of 17 consecutive trading days that began on November 28, 2018 and ended on December 21, 2018.
Of the 199,356,591 shares of Class V Common Stock outstanding as of the record date for the Class V transaction:

•	cash elections were made with respect to 181,897,352 shares, or 91.2% of the total outstanding shares of Class V Common Stock; and

•
share elections (including deemed share elections with respect to shares for which no elections were made) were made with respect to 17,459,239 shares, or 8.8% of the total outstanding shares of Class V Common Stock.

Class V stockholders elected in the aggregate to receive approximately $21.8 billion in cash, which exceeded the $14 billion cap on the aggregate cash consideration. As a result, the cash consideration was subject to a proration factor of approximately 0.6414, which was calculated by dividing the $14 billion cap on the aggregate cash consideration by approximately $21.8 billion of total cash elections. Each Class V stockholder that elected to receive cash for its shares of Class V Common Stock became entitled to receive cash consideration for such number of shares, prorated by the proration factor, and to receive shares of Class C Common Stock for its remaining Class V Common Stock, together with cash in lieu of any fractional shares of Class C Common Stock.
At the Effective Time and unless otherwise agreed by Dell Technologies and a holder of a Class V Common Stock-based equity award granted by us (a “Class V Award”), each Class V Award was converted into a new equity award on the same terms and conditions (including applicable vesting requirements and deferral provisions) with respect to the number of shares of Class C Common Stock that was equal to the number of shares of Class V Common Stock that were subject to the Class V Award multiplied by 1.8066 (rounded down to the nearest whole share). The exercise price for any Class V Award options so converted was equal the exercise price of such Class V Award options immediately prior to the Effective Time divided by 1.8066 (rounded up to the nearest whole penny).
Immediately following the completion of the Class V transaction, Dell Technologies had approximately 171,909,324 outstanding shares of Class C Common Stock (or approximately 206,478,102 shares on a fully diluted basis, before applying the treasury stock method) and approximately 718,434,605 shares of common stock in total (or approximately 763,912,474 shares on a fully diluted basis, before applying the treasury stock method).
The aggregate cash consideration and the fees and expenses incurred in connection with the Class V transaction were funded with proceeds of $3.67 billion from new term loans under our senior secured credit facilities, proceeds of a margin loan financing in an aggregate principal amount of $1.35 billion, proceeds of Dell Technologies’ pro-rata portion, in the amount of $8.87 billion, of a special $11 billion cash dividend paid by VMware, Inc. in connection with the Class V transaction, and cash on hand at Dell Technologies and its subsidiaries. See Note 6 of the Notes to the Consolidated Financial Statements included in this report for information about the debt incurred by Dell Technologies to finance the Class V transaction.
The Merger Agreement and Dell Technologies’ amended and restated certificate of incorporation and bylaws provide for certain corporate governance changes that will be implemented following the closing of the Merger. Among such changes, Dell Technologies has agreed that, no later than June 30, 2019, (1) Dell Technologies’ board of directors will appoint a fourth director who meets the independence requirements of the NYSE (an “independent director”) to the board of directors after consultation with holders of Class C Common Stock and (2) Dell Technologies will establish a Nominating and Corporate Governance Committee of the board of directors. The Nominating and Corporate Governance Committee is expected to be initially composed of Michael Dell, as chair, and Egon Durban, who currently serve as directors, and one independent director. In accordance with the Merger Agreement, the amended and restated certificate of incorporation provides for the ability of holders of Class C Common Stock, voting separately as a series, to elect one director beginning with the second annual meeting of stockholders of Dell Technologies following the closing of the Merger and annually thereafter.

Executive Officers of Dell Technologies

The following table sets forth, as of February 14, 2019, information about our executive officers, who are appointed by our board of directors.

Name	Age	Position
Michael S. Dell	54	Chief Executive Officer
Jeffery W. Clarke	56	Vice Chairman, Products and Operations
Allison Dew	49	Chief Marketing Officer
Howard D. Elias	61	President, Services and Digital
Marius Haas	51	President and Chief Commercial Officer
Steven H. Price	57	Chief Human Resources Officer
Karen H. Quintos	55	Chief Customer Officer
Rory Read	57	Chief Operating Executive, Dell and President, Virtustream
Richard J. Rothberg	55	General Counsel
William F. Scannell	56	President, Global Enterprise Sales and Customer Operations, Dell EMC
Thomas W. Sweet	59	Chief Financial Officer
Michael S. Dell — Mr. Dell serves as Chairman of the Board and Chief Executive Officer of Dell Technologies. Mr. Dell served as Chief Executive Officer of Dell Inc., a wholly owned subsidiary of Dell Technologies, from 1984 until July 2004 and resumed that role in January 2007. In 1998, Mr. Dell formed MSD Capital, L.P. for the purpose of managing his and his family’s investments, and, in 1999, he and his wife established the Michael & Susan Dell Foundation to provide philanthropic support to a variety of global causes. He is an honorary member of the Foundation Board of the World Economic Forum and is an executive committee member of the International Business Council. He serves as a member of the Technology CEO Council and is a member of the U.S. Business Council and the Business Roundtable. Mr. Dell is also Chairman of the Board of VMware, Inc., Non-Executive Chairman of SecureWorks, and a director of Pivotal. He also serves on the governing board of the Indian School of Business in Hyderabad, India, and is a board member of Catalyst, Inc., a non-profit organization that promotes inclusive workplaces for women. In June 2014, Mr. Dell was named the United Nations foundation’s first Global Advocate for Entrepreneurship.
Jeffrey W. Clarke — Mr. Clarke serves as Vice Chairman, Products and Operations of Dell Technologies, responsible for Dell Technologies’ global supply chain, and leads its product organizations: Infrastructure Solutions Group and Client Solutions Group. Mr. Clarke has served as Vice Chairman, Products and Operations since September 2017, before which he served as Vice Chairman and President, Operations and Client Solutions with Dell Technologies and, previously, Dell, since January 2009. In these roles, Mr. Clarke has been responsible for global manufacturing, procurement, and supply chain activities worldwide, as well as the engineering, design, and development of servers, storage and networking products, as well as engineering, design, development and sales of computer desktops, notebooks, workstations, cloud client computing and end-user computing software solutions. From January 2003 until January 2009, Mr. Clarke served as Senior Vice President, Business Product Group. From November 2001 to January 2003, Mr. Clarke served as Vice President and General Manager, Relationship Product Group. In 1995, Mr. Clarke became the director of desktop development. Mr. Clarke joined Dell in 1987 as a quality engineer and has served in a variety of other engineering and management roles.
Allison Dew — Ms. Dew serves as the Chief Marketing Officer of Dell Technologies. In this role, in which she has served since March 2018, Ms. Dew is directly responsible for Dell Technologies’ global marketing organization and strategy and all aspects of our marketing efforts including brand and creative, product marketing, communications, digital, and field and channel marketing. Since joining Dell Technologies in 2008, Ms. Dew has been instrumental in Dell Technologies’ marketing transformation, leading an emphasis on data-driven marketing, customer understanding, and integrated planning. Most recently, prior to her current position, Ms. Dew led marketing for our Client Solutions Group from December 2013 to March 2018.  Before joining Dell Technologies, Ms. Dew served in various marketing leadership roles at Microsoft Corporation, a global technology company. Ms. Dew also worked in a regional advertising agency in Tokyo, Japan and with an independent multi-cultural advertising agency in New York City.

Howard D. Elias — Mr. Elias serves as President, Services and Digital of Dell Technologies, supporting customers across the Client Solutions and Infrastructure Solutions Groups. Mr. Elias oversees technology and deployment services, consulting services, global support services, education services, global Centers of Excellence, the Dell Digital organization and Virtustream. Mr. Elias previously served as President and Chief Operating Officer, EMC Global Enterprise Services from January 2013 until EMC’s acquisition by Dell Technologies, and was President and Chief Operating Officer, EMC Information Infrastructure and Cloud Services from September 2009 to January 2013. In these roles, Mr. Elias was responsible for setting the strategy, driving the execution, and creating the best practices for services that enabled the digital transformation and data center modernization of EMC’s customers. Mr. Elias also had responsibility at EMC for leading the integration of the Dell and EMC businesses, including overseeing the cross-functional teams that drove all facets of integration planning. Previously, Mr. Elias was EMC’s Executive Vice President, Global Marketing and Corporate Development, responsible for all marketing, sales enablement, technology alliances, corporate development, and new ventures. Mr. Elias was also a co-founder and served on the board of managers for the Virtual Computing Environment Company, now part of Dell Technologies’ converged platform division. Before joining EMC, Mr. Elias served in various capacities at Hewlett-Packard Company, a provider of information technology products, services, and solutions for enterprise customers, most recently as Senior Vice President of Business Management and Operations for the Enterprise Systems Group. Mr. Elias is a director of TEGNA Inc., a media and digital business company.
Marius Haas — Mr. Haas serves as President and Chief Commercial Officer of Dell Technologies, responsible for the global go-to-market organization, delivering innovative and practical solutions to commercial customers. In this role, Mr. Haas also has responsibility for Dell Technologies channel partners, as well as for public and federal customers worldwide. Mr. Haas previously served as Dell’s Chief Commercial Officer and President, Enterprise Solutions from 2012 to September 2016, where he was responsible for strategy, development, and deployment of all data center and cloud solutions globally. Mr. Haas came to Dell in 2012 from Kohlberg Kravis Roberts & Co. L.P., a global investment firm, where he was responsible for identifying and pursuing new investments, while supporting existing portfolio companies with operational expertise. Before his service in that role, Mr. Haas served at Hewlett-Packard Company’s Networking Division as Senior Vice President and Worldwide General Manager from 2008 to 2011 and as Chief of Staff to the CEO and Senior Vice President of Strategy and Corporate Development from 2003 to 2008. He has previously served as a member of McKinsey & Company CSO Council, the Ernst & Young Corporate Development Leadership Network, the board of directors for Airtight Networks, and the board of directors of the Association of Strategic Alliance Professionals. Mr. Haas currently serves on the board of directors of the US-China Business Council.
Steven H. Price — Mr. Price serves as Dell Technologies’ Chief Human Resources Officer, leading both human resources and global facilities functions. In this role, Mr. Price is responsible for overall human resources strategy in support of the purpose, values, and business initiatives of Dell Technologies. He is also responsible for addressing the culture, leadership, talent, and performance challenges of the Company. Mr. Price previously served as Dell’s Senior Vice President, Human Resources from June 2010 to September 2016. Mr. Price joined Dell in February 1997 and has served in many key leadership roles throughout the HR organization, including Vice President of HR Operations, Global Talent Management, Vice President of HR for the global Consumer business, Vice President of HR Americas, and Vice President of HR EMEA. Before joining Dell in 1997, Mr. Price spent 13 years with SC Johnson Wax, a producer of consumer products based in Racine, Wisconsin. Having started his career there in sales, he later moved into human resources, where he held a variety of senior positions. Mr. Price also is the executive sponsor for the Slack Employee Resource Group at Dell Technologies.

Karen H. Quintos — Ms. Quintos serves as Chief Customer Officer of Dell Technologies, where she leads a global organization solely devoted to customer advocacy, and is responsible for setting and executing a total customer experience strategy. Ms. Quintos also leads the Diversity and Inclusion and Corporate Responsibility business imperatives, which encompass social responsibility, entrepreneurship, and diversity. Ms. Quintos previously served as Senior Vice President and Chief Marketing Officer (“CMO”) for Dell from September 2010 to September 2016, where she led marketing for the Company’s global commercial business, brand strategy, global communications, social media, corporate responsibility, customer insights, marketing talent development, and agency management. Before becoming CMO, Ms. Quintos served as Vice President of Dell’s global public business, from January 2008 to September 2010, and she also held various executive roles in marketing and in Dell’s Services and Supply Chain Management teams since joining Dell in 2000. Ms. Quintos came to Dell from Citigroup, Inc., an investment banking and financial services company, where she served as Vice President of Global Operations and Technology. She also spent 12 years with Merck & Co., a manufacturer and distributor of pharmaceuticals, where she held a variety of marketing, operations, and supply chain leadership positions. She has served on multiple boards of directors and currently serves on the boards of Lennox International, the Susan G. Komen for the Cure, and Penn State’s Smeal Business School. Ms. Quintos also is founder and executive sponsor of Dell’s Wise employee resource group.
Rory Read — Mr. Read serves as Chief Operating Executive, Dell and as President of Virtustream. As Chief Operating Officer of Dell, in which position he has served since October 2015, Mr. Read applies his executive leadership strength and operational expertise to critical areas of our business, driving key transformational objectives. As President of Virtustream, in which role he has served since May 2018, Mr. Read is responsible for overseeing the strategic direction of the Company driving business execution excellence and extending Virtustream’s market leadership position as the cloud service and software partner of choice. Mr. Read was Chief Integration Officer from October 2015 until April 2018 and led the historic transaction to combine Dell Inc. and EMC. From March 2015 to October 2015, Mr. Read served as Chief Operating Officer and President of Worldwide Commercial Sales for Dell, where he was responsible for cross-business unit and country-level operational planning, building and leading the Company’s best-in-class sales engine, and overseeing the strategy for the Company’s global channel team, system integrator partners, and direct sales force. Prior to joining Dell in March 2015, Mr. Read served as President and Chief Executive Officer at Advanced Micro Devices, Inc., a technology company, from August 2011 to October 2014, where he also served as a member of the board of directors. Before that service, he spent over five years as President and Chief Operating Officer at Lenovo Group Ltd., a computer technology company, where he was responsible for driving growth, execution, profitability, and performance across an enterprise encompassing more than 160 countries. Mr. Read also spent 23 years at International Business Machines Corporation, a technology and consulting company, serving in various leadership roles in the Asia-Pacific region and globally.
Richard J. Rothberg — Mr. Rothberg serves as General Counsel and Secretary for Dell Technologies. In this role, in which he has served since November 2013, Mr. Rothberg oversees the global legal department and manages government affairs, compliance, and ethics. He is also responsible for global security. Mr. Rothberg joined Dell in 1999 and has served in critical leadership roles throughout the legal department. He served as Vice President of Legal, supporting Dell’s businesses in the Europe, Middle East, and Africa region before moving to Singapore in 2008 as Vice President of Legal for the Asia-Pacific and Japan region. Mr. Rothberg returned to the United States in 2010 to serve as Vice President of Legal for the North America and Latin America regions. In this role, he was lead counsel for sales and operations in the Americas and for the enterprise solutions, software, and end-user computing business units. He also led the government affairs organization worldwide. Before joining Dell, Mr. Rothberg spent nearly eight years in senior legal roles at Caterpillar Inc., an equipment manufacturing company, in senior legal roles in Nashville, Tennessee and Geneva, Switzerland. Mr. Rothberg was also an attorney for IBM Credit Corporation and at Rogers & Wells, a law firm.

William F. Scannell — Mr. Scannell serves as President, Global Enterprise Sales and Customer Operations, Dell EMC, leading the global go-to-market organization serving enterprise customers. In this role, in which he has served since September 2017, Mr. Scannell leads the Dell EMC sales teams to deliver technology solutions to large enterprises and public institutions worldwide. He is responsible for driving global growth and continued market leadership by delivering and supporting enterprise products, services, and solutions to organizations in established and new markets around the world. Previously, Mr. Scannell served as President, Global Sales and Customer Operations at EMC Corporation. In this role, to which he was appointed in July 2012, Mr. Scannell focused on driving coordination and teamwork among EMC’s business unit sales forces, as well as building and maintaining relationships with EMC’s largest global accounts, global alliance partners, and global channel partners. Mr. Scannell began his career as an EMC sales representative in 1986, becoming country manager of Canada in 1988. Shortly thereafter, his responsibilities expanded to include the United States and Latin America. In 1999, Mr. Scannell moved to London to oversee EMC’s business across all of Europe, Middle East and Africa. He then managed worldwide sales in 2001 and 2002 before being appointed Executive Vice President in 2007.
Thomas W. Sweet — Mr. Sweet serves as Chief Financial Officer of Dell Technologies. In this role, in which he has served since January 2014, he is responsible for all aspects of the Company’s finance function, including accounting, financial planning and analysis, tax, treasury, investor relations, and corporate strategy. From May 2007 to January 2014, Mr. Sweet served in a variety of finance leadership roles for Dell, including as Vice President of Corporate Finance, Controller, and Chief Accounting Officer with responsibility for global accounting, tax, treasury, and investor relations, as well as for global finance services. Mr. Sweet was responsible for external financial reporting for more than five years when Dell Inc. was a publicly-traded company. Before his service in those roles, Mr. Sweet served in a variety of finance leadership positions, including as Vice President responsible for overall finance activities within the corporate business, education, government, and healthcare business units of Dell. Mr. Sweet also has served as Vice President of internal audit and in a number of sales leadership roles in education and corporate business units since joining Dell in 1997.

ITEM 1A — RISK FACTORS

Our business, operating results, financial condition, and prospects are subject to a variety of significant risks, many of which are beyond our control. The following is a description of some of the important risk factors that may cause our actual results in future periods to differ substantially from those Dell Technologies currently expect or seek. The risks described below are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that Dell Technologies currently deem to be immaterial that also may materially adversely affect our business, operating results, financial condition, or prospects.

Risks Relating to Our Business and Our Industry

Competitive pressures may adversely affect Dell Technologies’ industry unit share position, revenue, and profitability.

Dell Technologies operates in an industry in which there are rapid technological advances in hardware, software, and services offerings. As a result, Dell Technologies faces aggressive product and price competition from both branded and generic competitors. Dell Technologies competes based on its ability to offer to its customers competitive integrated solutions that provide the most current and desired product and services features. There is a risk that Dell Technologies’ competitors may provide products that are less costly, perform better or include additional features that are not available with Dell Technologies’ products. There also is a risk that Dell Technologies’ product portfolios may quickly become outdated or that Dell Technologies’ market share may quickly erode. Further, efforts to balance the mix of products and services in order to optimize profitability, liquidity, and growth may put pressure on Dell Technologies’ industry position.
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
Reliance on vendors for products and components, many of which are single-source or limited-source suppliers, could harm Dell Technologies’ business by adversely affecting product availability, delivery, reliability, and cost.
Dell Technologies maintains several single-source or limited-source supplier relationships, including relationships with third-party software providers, either because multiple sources are not readily available or because the relationships are advantageous due to performance, quality, support, delivery, capacity, or price considerations. A delay in the supply of a critical single- or limited-source product or component may prevent the timely shipment of the related product in desired quantities or configurations. In addition, Dell Technologies may not be able to replace the functionality provided by third-party software currently offered with its products if that software becomes obsolete, defective, or incompatible with future product versions or is not adequately maintained or updated. Even where multiple sources of supply are available, qualification of the alternative suppliers and establishment of reliable supplies could result in delays and a possible loss of sales, which could harm Dell Technologies’ operating results.
Dell Technologies obtains many of its products and all of its components from third-party vendors, many of which are located outside of the United States. In addition, significant portions of Dell Technologies’ products are assembled by contract manufacturers, primarily in various locations in Asia. A significant concentration of such outsourced manufacturing currently is performed by only a few of Dell Technologies’ contract manufacturers, often in single locations. Dell Technologies sells components to these contract manufacturers and generates large non-trade accounts receivables, an arrangement that would present a risk of uncollectibility if the financial condition of a contract manufacturer should deteriorate.
Although these relationships generate cost efficiencies, they limit Dell Technologies’ direct control over production. The increasing reliance on vendors subjects Dell Technologies to a greater risk of shortages and reduced control over delivery schedules of components and products, as well as a greater risk of increases in product and component costs. Because Dell Technologies maintains minimal levels of component and product inventories, a disruption in component or product availability could harm Dell Technologies’ ability to satisfy customer needs. In addition, defective parts and products from these vendors could reduce product reliability and harm Dell Technologies’ reputation.

If Dell Technologies fails to achieve favorable pricing from vendors, its profitability could be adversely affected.
Dell Technologies’ profitability is affected by its ability to achieve favorable pricing from vendors and contract manufacturers, including through negotiations for vendor rebates, marketing funds, and other vendor funding received in the normal course of business. Because these supplier negotiations are continuous and reflect the evolving competitive environment, the variability in timing and amount of incremental vendor discounts and rebates can affect Dell Technologies’ profitability. The vendor programs may change periodically, potentially resulting in adverse profitability trends if Dell Technologies cannot adjust pricing or variable costs. An inability to establish a cost and product advantage, or determine alternative means to deliver value to customers, may adversely affect Dell Technologies’ revenue and profitability.
Adverse global economic conditions and instability in financial markets may harm Dell Technologies’ business and result in reduced net revenue and profitability.
As a global company with customers operating in a broad range of businesses and industries, Dell Technologies’ performance is affected by global economic conditions. Adverse economic conditions may negatively affect customer demand for Dell Technologies’ products and services. Such economic conditions could result in postponed or decreased spending amid customer concerns over unemployment, reduced asset values, volatile energy costs, geopolitical issues, the availability and cost of credit, and the stability and solvency of financial institutions, financial markets, businesses, local and state governments, and sovereign nations. Weak or unstable global economic conditions, including due to international trade protection measures, also could harm Dell Technologies’ business by contributing to product shortages or delays, insolvency of key suppliers, customer and counterparty insolvencies, increased product costs and associated price increases, reduced global sales and increased challenges in managing Dell Technologies’ operations. Any such effects could have a negative impact on Dell Technologies’ net revenue and profitability.
Dell Technologies’ results of operations may be adversely affected if it fails to successfully execute its growth strategy.
Dell Technologies’ growth strategy involves reaching more customers through direct sales, new distribution channels, expanding relationships with resellers, and augmenting select business areas through targeted acquisitions and other commercial arrangements. As more customers are reached through new distribution channels and expanded reseller relationships, Dell Technologies may fail to manage effectively the increasingly difficult tasks of inventory management and demand forecasting. The ability to implement this growth strategy depends on a successful transitioning of sales capabilities, the successful addition to the breadth of Dell Technologies’ solutions capabilities through selective acquisitions of other businesses, and the effective management of the consequences of these strategic initiatives. If Dell Technologies is unable to meet these challenges, its results of operations could be adversely affected.
Dell Technologies faces risks and challenges in connection with its goal of becoming the leading and essential infrastructure solutions provider and its business strategy.
Dell Technologies expects it will take more time and investment to become the leading and essential infrastructure solutions provider, and the investments it must make are likely to result in lower gross margins and raise its operating expenses and capital expenditures.
For Fiscal 2019, Dell Technologies’ Client Solutions business generated approximately 48% of Dell Technologies’ net revenue, and largely relied on PC sales. Revenue from Client Solutions absorbs Dell Technologies’ significant overhead costs and allows for scaled procurement. As a result, Client Solutions remains an important component in Dell Technologies’ ongoing growth strategy. Although Dell Technologies continues to rely on Client Solutions as a critical element of its business, Dell Technologies also anticipates an increasingly challenging demand environment in Client Solutions and intensifying market competition. Current challenges in Client Solutions stem from fundamental changes in the PC market, including a decline in worldwide revenues for desktop and laptop PCs, and lower shipment forecasts for PC products due to a general lengthening of the replacement cycle for PC products and increasing interest in alternative mobile solutions. PC shipments worldwide declined during calendar year 2017, and further deterioration in the PC market may occur. Other challenges include declining margins as demand for PC products shifts from higher-margin premium products to lower-cost and lower-margin products, particularly in emerging markets, and significant and increasing competition from efficient and low-cost manufacturers and from manufacturers of innovative and higher-margin PC products.

The challenges Dell Technologies faces include low operating margins for the Infrastructure Solutions Group and, although Client Solutions drives pull-through revenue and cross-selling of ISG solutions, the potential for further margin erosion remains due to intense competition, including emerging competitive pressure from cloud services. Improving the integration of Dell Technologies’ product and service offerings as well as its ability to cross-sell remain a work in progress, as Dell Technologies is in the early stages of integrating its products into solutions and thus far has limited overlap in the base of large customers for the Client Solutions business and the ISG business. In addition, returns from Dell Technologies’ prior acquisitions have been mixed and will require additional investments to reposition the business for growth. As a result of the foregoing challenges, Dell Technologies’ business, financial condition, and results of operations may be adversely affected.
Dell Technologies may not successfully implement its acquisition strategy, which could result in unforeseen operating difficulties and increased costs.
Dell Technologies makes strategic acquisitions of other companies as part of its growth strategy. Dell Technologies could experience unforeseen operating difficulties in assimilating or integrating the businesses, technologies, services, products, personnel, or operations of acquired companies, especially if Dell Technologies is unable to retain the key personnel of an acquired company. Further, future acquisitions may result in a delay or reduction of sales for both Dell Technologies and the acquired company because of customer uncertainty about the continuity and effectiveness of solutions offered by either company and may disrupt Dell Technologies’ existing business by diverting resources and significant management attention that otherwise would be focused on development of the existing business. Acquisitions also may negatively affect Dell Technologies’ relationships with strategic partners if the acquisitions are seen as bringing Dell Technologies into competition with such partners.
To complete an acquisition, Dell Technologies may be required to use substantial amounts of cash, engage in equity or debt financings, or enter into credit agreements to secure additional funds. Such debt financings could involve restrictive covenants that might limit Dell Technologies’ capital-raising activities and operating flexibility. Further, an acquisition may negatively affect Dell Technologies’ results of operations because it may expose Dell Technologies to unexpected liabilities, require the incurrence of charges and substantial indebtedness or other liabilities, have adverse tax consequences, result in acquired in-process research and development expenses, or in the future require the amortization, write-down or impairment of amounts related to deferred compensation, goodwill and other intangible assets, or fail to generate a financial return sufficient to offset acquisition costs.
In addition, Dell Technologies periodically divests businesses, including businesses that are no longer a part of its strategic plan. These divestitures similarly require significant investment of time and resources, may disrupt Dell Technologies’ business and distract management from other responsibilities, and may result in losses on disposition or continued financial involvement in the divested business, including through indemnification or other financial arrangements, for a period following the transaction, which could adversely affect Dell Technologies’ financial results.
If its cost efficiency measures are not successful, Dell Technologies may become less competitive.
Dell Technologies continues to focus on minimizing operating expenses through cost improvements and simplification of its corporate structure. Certain factors may prevent the achievement of these goals, which may negatively affect Dell Technologies’ competitive position. For example, Dell Technologies may experience delays or unanticipated costs in implementing its cost efficiency plans, which could prevent the timely or full achievement of expected cost efficiencies.
Dell Technologies’ inability to manage solutions and product and services transitions in an effective manner could reduce the demand for Dell Technologies’ solutions, products, and services, and the profitability of Dell Technologies’ operations.
Continuing improvements in technology result in the frequent introduction of new solutions, products, and services, improvements in product performance characteristics, and short product life cycles. If Dell Technologies fails to manage in an effective manner transitions to new solutions and offerings, the products and services associated with such offerings and customer demand for Dell Technologies’ solutions, products and services could diminish, and Dell Technologies’ profitability could suffer.

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
Dell Technologies must identify and address quality issues associated with its hardware, software, and services, many of which include third-party components. Although quality testing is performed regularly to detect quality problems and implement required solutions, failure to identify and correct significant product quality issues before the sale of such products to customers could result in lower sales, increased warranty or replacement expenses and reduced customer confidence, which could harm Dell Technologies’ operating results.
Dell Technologies’ ability to generate substantial non-U.S. net revenue is subject to additional risks and uncertainties.
Sales outside the United States accounted for approximately half of Dell Technologies’ consolidated net revenue for Fiscal 2019. Dell Technologies’ future growth rates and success are substantially dependent on the continued growth of Dell Technologies’ business outside of the United States. Dell Technologies’ international operations face many risks and uncertainties, including varied local economic and labor conditions; political instability; changes in the U.S. and international regulatory environments; the impacts of trade protection measures, including increases in tariffs and trade barriers due to the current geopolitical climate and changes and instability in government policies and international trade arrangements, which could adversely affect Dell Technologies’ ability to conduct business in non-U.S. markets; tax laws (including U.S. taxes on foreign operations); copyright levies; and foreign currency exchange rates. Dell Technologies’ international operations could suffer as a result of the process initiated by the United Kingdom to negotiate its exit from the European Union, commonly referred to as Brexit. Depending on the terms of Brexit, Dell Technologies could incur additional operating costs, sustain supply chain disruption, and face new regulatory impediments as the laws and regulations in the United Kingdom diverge from those in the European Union. Any of these factors could negatively affect Dell Technologies’ international business results and prospects for growth.
Dell Technologies’ profitability may be adversely affected by product, customer, and geographic sales mix, and seasonal sales trends.
Dell Technologies’ overall profitability for any period may be adversely affected by changes in the mix of products, customers, and geographic markets reflected in sales for that period, and by seasonal trends. Profit margins vary among products, services, customers, and geographic markets. For instance, services offerings generally have a higher profit margin than consumer products. In addition, parts of Dell Technologies’ business are subject to seasonal sales trends. Among the trends with the most significant impact on Dell Technologies’ operating results, sales to government customers (particularly the U.S. federal government) are typically stronger in Dell Technologies’ third fiscal quarter, sales in Europe, the Middle East and Africa are often weaker in Dell Technologies’ third fiscal quarter, and sales to consumers are typically strongest during Dell Technologies’ fourth fiscal quarter.
Dell Technologies may lose revenue opportunities and experience gross margin pressure if sales channel participants fail to perform as expected.
Dell Technologies relies on third-party value-added resellers, system integrators, distributors, retailers, and other sales channels to complement its direct sales organization in order to reach more end-users globally. Future operating results depend on the performance of sales channel participants and on Dell Technologies’ success in maintaining and developing these relationships. Revenue and gross margins could be negatively affected if the financial condition or operations of channel participants weaken as a result of adverse economic conditions or other business challenges, or if uncertainty regarding the demand for Dell Technologies’ products causes channel participants to reduce their orders for these products. Further, some channel participants may consider the expansion of Dell Technologies’ direct sales initiatives to conflict with their business interests as distributors or resellers of Dell Technologies’ products, which could lead them to reduce their investment in the distribution and sale of such products, or to cease all sales of Dell Technologies’ products.

Dell Technologies’ financial performance could suffer from reduced access to the capital markets by Dell Technologies or some of its customers.
Dell Technologies may access debt and capital sources to provide financing for customers and to obtain funds for general corporate purposes, including working capital, acquisitions, capital expenditures, and funding of customer receivables. In addition, Dell Technologies maintains customer financing relationships with some companies that rely on access to the debt and capital markets to meet significant funding needs. Any inability of these companies to access such markets could compel Dell Technologies to self-fund transactions with such companies or to forgo customer financing opportunities, which could harm Dell Technologies’ financial performance. The debt and capital markets may experience extreme volatility and disruption from time to time in the future, which could result in higher credit spreads in such markets and higher funding costs for Dell Technologies. Deterioration in Dell Technologies’ business performance, a credit rating downgrade, volatility in the securitization markets, changes in financial services regulation, or adverse changes in the economy could lead to reductions in the availability of debt financing. In addition, these events could limit Dell Technologies’ ability to continue asset securitizations or other forms of financing from debt or capital sources, reduce the amount of financing receivables that Dell Technologies originates, or negatively affect the costs or terms on which Dell Technologies may be able to obtain capital. Any of these developments could adversely affect Dell Technologies’ net revenue, profitability, and cash flows.
Weak economic conditions and additional regulation could harm Dell Technologies’ financial services activities.
Dell Technologies’ financial services activities are negatively affected by adverse economic conditions that contribute to loan delinquencies and defaults. An increase in loan delinquencies and defaults would result in greater net credit losses, which may require Dell Technologies to increase its reserves for customer receivables.
In addition, the implementation of new financial services regulation, or the application of existing financial services regulation in countries where Dell Technologies expands its financial services and related supporting activities, could unfavorably affect the profitability and cash flows of Dell Technologies’ consumer financing activities.
Dell Technologies is subject to counterparty default risks.
Dell Technologies has numerous arrangements with financial institutions that include cash and investment deposits, interest rate swap contracts, foreign currency option contracts and forward contracts. As a result, Dell Technologies is subject to the risk that the counterparty to one or more of these arrangements will default, either voluntarily or involuntarily, on its performance under the terms of the arrangement. In times of market distress, a counterparty may default rapidly and without notice, and Dell Technologies may be unable to take action to cover its exposure, either because of lack of contractual ability to do so or because market conditions make it difficult to take effective action. If one of Dell Technologies’ counterparties becomes insolvent or files for bankruptcy, Dell Technologies’ ability eventually to recover any losses suffered as a result of that counterparty’s default may be limited by the liquidity of the counterparty or the applicable legal regime governing the bankruptcy proceeding. In the event of such a default, Dell Technologies could incur significant losses, which could harm Dell Technologies’ business and adversely affect its results of operations and financial condition.
The exercise by customers of certain rights under their services contracts with Dell Technologies, or Dell Technologies’ failure to perform as it anticipates at the time it enters into services contracts, could adversely affect Dell Technologies’ revenue and profitability.
Many of Dell Technologies’ services contracts allow customers to take actions that may adversely affect Dell Technologies’ revenue and profitability. These actions include terminating a contract if Dell Technologies’ performance does not meet specified service levels, requesting rate reductions or contract termination, reducing the use of Dell Technologies’ services or terminating a contract early upon payment of agreed fees. In addition, Dell Technologies estimates the costs of delivering the services at the outset of the contract. If Dell Technologies fails to estimate such costs accurately and actual costs significantly exceed estimates, Dell Technologies may incur losses on the services contracts.

Loss of government contracts could harm Dell Technologies’ business.
Contracts with U.S. federal, state, and local governments and with foreign governments are subject to future funding that may affect the extension or termination of programs and to the right of such governments to terminate contracts for convenience or non-appropriation. There is pressure on governments, both domestically and internationally, to reduce spending. Funding reductions or delays could adversely affect public sector demand for Dell Technologies’ products and services. In addition, if Dell Technologies violates legal or regulatory requirements, the applicable government could suspend or disbar Dell Technologies as a contractor, which would unfavorably affect Dell Technologies’ net revenue and profitability.
Dell Technologies’ business could suffer if Dell Technologies does not develop and protect its proprietary intellectual property or obtain or protect licenses to intellectual property developed by others on commercially reasonable and competitive terms.
If Dell Technologies or its suppliers are unable to develop or protect desirable technology or technology licenses, Dell Technologies may be prevented from marketing products, may have to market products without desirable features, or may incur substantial costs to redesign products. Dell Technologies also may have to defend or enforce legal actions or pay damages if Dell Technologies is found to have violated the intellectual property of other parties. Although Dell Technologies’ suppliers might be contractually obligated to obtain or protect such licenses and indemnify Dell Technologies against related expenses, those suppliers could be unable to meet their obligations. Although Dell Technologies invests in research and development and obtains additional intellectual property through acquisitions, those activities do not guarantee that Dell Technologies will develop or obtain intellectual property necessary for profitable operations. Costs involved in developing and protecting rights in intellectual property may have a negative impact on Dell Technologies’ business. In addition, Dell Technologies’ operating costs could increase because of copyright levies or similar fees by rights holders and collection agencies in European and other countries.
Infrastructure disruptions could harm Dell Technologies’ business.
Dell Technologies depends on its information technology and manufacturing infrastructure to achieve its business objectives. Natural disasters, manufacturing failures, telecommunications system failures, or defective or improperly installed new or upgraded business management systems could lead to disruptions in this infrastructure. Portions of Dell Technologies’ IT infrastructure also may experience interruptions, delays or cessations of service, or produce errors in connection with systems integration or migration work. Such disruptions may adversely affect Dell Technologies’ ability to receive or process orders, manufacture and ship products in a timely manner or otherwise conduct business in the normal course. Further, portions of Dell Technologies’ services business involve the processing, storage and transmission of data, which also would be negatively affected by such an event. Disruptions in Dell Technologies’ infrastructure could lead to loss of customers and revenue, particularly during a period of heavy demand for Dell Technologies’ products and services. Dell Technologies also could incur significant expense in repairing system damage and taking other remedial measures.
Cyber attacks or other security incidents that disrupt Dell Technologies’ operations or result in the breach or other compromise of proprietary or confidential information about Dell Technologies or Dell Technologies’ workforce, customers or other third parties could disrupt Dell Technologies’ business, harm its reputation, cause Dell Technologies to lose clients and expose Dell Technologies to costly regulatory enforcement and litigation.
Dell Technologies manages, stores, and otherwise processes various proprietary information and sensitive or confidential data relating to its operations. In addition, Dell Technologies’ businesses routinely process, store and transmit large amounts of data, including sensitive and personally identifiable information, for Dell Technologies’ customers. Criminal or other actors may be able to penetrate Dell Technologies’ security and misappropriate or compromise Dell Technologies’ confidential information or that of third parties, create system disruptions or cause shutdowns. Dell Technologies may experience breaches or other compromises of its information technology systems. Dell reported in November 2018 that it had detected and disrupted unauthorized activity on its network attempting to extract Dell.com customer information. Further, hardware and operating system software and applications that Dell Technologies produces or procures from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of such systems.

The costs to address the foregoing security problems and security vulnerabilities before or after a security incident could be significant. Remediation efforts may not be successful and could result in interruptions, delays, or cessation of service and loss of existing or potential customers that may impede Dell Technologies’ sales, manufacturing, distribution or other critical functions. Dell Technologies could lose existing or potential customers for outsourcing services or other information technology solutions in connection with any actual or perceived security vulnerabilities in Dell Technologies’ products. In addition, breaches of Dell Technologies’ security measures and the unapproved dissemination of proprietary information or sensitive or confidential data about Dell Technologies or its customers or other third parties could expose Dell Technologies, its customers or other third parties affected to a risk of loss or misuse of this information, result in regulatory enforcement, litigation and potential liability for Dell Technologies, damage Dell Technologies’ brand and reputation or otherwise harm Dell Technologies’ business. Further, Dell Technologies relies on third-party data management providers and other vendors whose possible security problems and security vulnerabilities may have similar effects on Dell Technologies.
Dell Technologies is subject to laws, rules and regulations in the United States and other countries relating to the collection, use and security of user and other data. Dell Technologies’ ability to execute transactions and to possess and use personal information and data in conducting its business subjects it to legislative and regulatory burdens that may require Dell Technologies to notify regulators and customers, employees, or other individuals of a security breach, including in the European Union under the EU General Data Protection Regulation, which took effect in May 2018. Dell Technologies has incurred, and will continue to incur, significant expenses to comply with mandatory privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations, but despite such expenditures may face regulatory and other legal actions in the event of a data breach or perceived or actual non-compliance with such requirements.
Failure to hedge effectively Dell Technologies’ exposure to fluctuations in foreign currency exchange rates and interest rates could adversely affect Dell Technologies’ financial condition and results of operations.
Dell Technologies utilizes derivative instruments to hedge its exposure to fluctuations in foreign currency exchange rates and interest rates. Some of these instruments and contracts may involve elements of market and credit risk in excess of the amounts recognized in Dell Technologies’ financial statements. If Dell Technologies is not successful in monitoring its foreign exchange exposures and conducting an effective hedging program, Dell Technologies’ foreign currency hedging activities may not offset the impact of fluctuations in currency exchange rates on its future results of operations and financial position.
Adverse legislative or regulatory tax changes, the expiration of tax holidays or favorable tax rate structures, or unfavorable outcomes in tax audits and other tax compliance matters could result in an increase in Dell Technologies’ tax expense or its effective income tax rate.
Changes in tax laws (including any future Treasury notices or regulations related to the Tax Cuts and Jobs Act that was signed into law on December 22, 2017) could adversely affect Dell Technologies’ operations and profitability. In recent years, numerous legislative, judicial, and administrative changes have been made to tax laws applicable to Dell Technologies and companies similar to Dell Technologies. The Organisation for Economic Co-operation and Development (the “OECD”), an international association of 36 countries, including the United States, has issued guidelines that change long-standing tax principles. This may introduce tax uncertainty as countries amend their tax laws to adopt certain parts of the OECD guidelines. Additional changes to tax laws are likely to occur, and such changes may adversely affect Dell Technologies’ tax liability.
Portions of Dell Technologies’ operations are subject to a reduced tax rate or are free of tax under various tax holidays that expire in whole or in part from time to time. Many of these holidays may be extended when certain conditions are met, or may be terminated if certain conditions are not met. If the tax holidays are not extended, or if Dell Technologies fails to satisfy the conditions of the reduced tax rate, its effective tax rate would be affected. Dell Technologies’ effective tax rate also could be impacted if Dell Technologies’ geographic sales mix changes. In addition, any actions by Dell Technologies to repatriate non-U.S. earnings for which it has not previously provided for U.S. taxes may affect the effective tax rate.
Dell Technologies is continually under audit in various tax jurisdictions. Dell Technologies may not be successful in resolving potential tax claims that arise from these audits. An unfavorable outcome in certain of these matters could result in a substantial increase in Dell Technologies’ tax expense. In addition, Dell Technologies’ provision for income taxes could be adversely affected by changes in the valuation of deferred tax assets.

Dell Technologies’ profitability could suffer from any impairment of its portfolio investments.
Dell Technologies invests a significant portion of its available funds in a portfolio consisting primarily of debt securities of various types and maturities pending the deployment of these funds in Dell Technologies’ business. Dell Technologies’ earnings performance could suffer from any impairment of its investments. Dell Technologies’ portfolio securities generally are classified as available-for-sale and are recorded in Dell Technologies’ financial statements at fair value. If any such investments experience declines in market price and it is determined that such declines are other than temporary, Dell Technologies may have to recognize in earnings the decline in the fair market value of such investments below their cost or carrying value.
Unfavorable results of legal proceedings could harm Dell Technologies’ business and result in substantial costs.
Dell Technologies is involved in various claims, suits, investigations, and legal proceedings that arise from time to time in the ordinary course of business, as well as those that arose in connection with the Class V transaction, including those described elsewhere in this report. Additional legal claims or regulatory matters may arise in the future and could involve stockholder, consumer, regulatory, compliance, intellectual property, antitrust, tax and other issues on a global basis. Litigation is inherently unpredictable. Regardless of the merits of the claims, litigation may be both time-consuming and disruptive to Dell Technologies’ business. Dell Technologies could incur judgments or enter into settlements of claims that could adversely affect its operating results or cash flows in a particular period. In addition, Dell Technologies’ business, operating results, and financial condition could be adversely affected if any infringement or other intellectual property claim made against it by any third party is successful, or if Dell Technologies fails to develop non-infringing technology or license the proprietary rights on commercially reasonable terms and conditions.
Dell Technologies is incurring increased costs and is subject to additional regulations and requirements as a public company, and Dell Technologies’ management is required to devote substantial time to compliance matters, which could lower Dell Technologies’ profits or make it more difficult to run its business.
Since it became a public company in June 2016, Dell Technologies has been incurring significant legal, accounting, and other expenses that it had not incurred as a private company, including costs associated with public company reporting requirements and costs of recruiting and retaining non-executive directors. Dell Technologies also is incurring costs associated with the Sarbanes-Oxley Act of 2002 and related rules implemented by the SEC and the NYSE. The expenses incurred by public companies generally for financial reporting and corporate governance purposes have been increasing. The increased Dell Technologies’ legal and financial compliance costs have made some activities more time-consuming and costly. Dell Technologies’ management has to devote substantial time to ensuring that it complies with all of these requirements. Laws and regulations affecting public company directors and executive officers could make it more difficult for Dell Technologies to attract and retain qualified persons to serve on its board of directors or its board committees or as its executive officers. Further, if Dell Technologies is unable to satisfy its obligations as a public company, the Class C Common Stock could be subject to delisting from the NYSE and Dell Technologies could be subject to fines, sanctions and other regulatory action and potentially civil litigation.
Compliance requirements of current or future environmental and safety laws, or other laws, may increase costs, expose Dell Technologies to potential liability and otherwise harm Dell Technologies’ business.
Dell Technologies’ operations are subject to environmental and safety regulations in all areas in which Dell Technologies conducts business. Product design and procurement operations must comply with new and future requirements relating to climate change laws and regulations, materials composition, sourcing, energy efficiency and collection, recycling, treatment, transportation, and disposal of electronics products, including restrictions on mercury, lead, cadmium, lithium metal, lithium ion and other substances. If Dell Technologies fails to comply with applicable rules and regulations regarding the transportation, source, use and sale of such regulated substances, Dell Technologies could be subject to liability. The costs and timing of costs under environmental and safety laws are difficult to predict, but could have an adverse impact on Dell Technologies’ business.

In addition, Dell Technologies and its subsidiaries are subject to various anti-corruption laws that prohibit improper payments or offers of payments to foreign governments and their officials for the purpose of obtaining or retaining business, and are also subject to export controls, customs and economic sanctions laws and embargoes imposed by the U.S. government. Violations of the Foreign Corrupt Practices Act or other anti-corruption laws or export control, customs or economic sanctions laws may result in severe criminal or civil sanctions and penalties, and Dell Technologies and its subsidiaries may be subject to other liabilities which could have a material adverse effect on their business, results of operations and financial condition.
Dell Technologies also is subject to provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act intended to improve transparency and accountability concerning the supply of minerals originating from the conflict zones of the Democratic Republic of Congo or adjoining countries. Dell Technologies will incur costs to comply with the disclosure requirements of this law and may realize other costs relating to the sourcing and availability of minerals used in Dell Technologies’ products. Further, Dell Technologies may face reputational harm if its customers or other Dell Technologies stakeholders conclude that Dell Technologies is unable to sufficiently verify the origins of the minerals used in its products.
Armed hostilities, terrorism, natural disasters, or public health issues could harm Dell Technologies’ business.
Armed hostilities, terrorism, natural disasters or public health issues, whether in the United States or abroad, could cause damage or disruption to Dell Technologies or Dell Technologies’ suppliers and customers, or could create political or economic instability, any of which could harm Dell Technologies’ business. For example, the earthquake and tsunami in Japan and severe flooding in Thailand which occurred during fiscal year 2012 caused damage to infrastructure and factories that disrupted the supply chain for a variety of components used in Dell’s products. Any such future events could cause a decrease in demand for Dell Technologies’ products, make it difficult or impossible to deliver products or for suppliers to deliver components, and create delays and inefficiencies in Dell Technologies’ supply chain.
Dell Technologies is highly dependent on the services of Michael S. Dell, its Chief Executive Officer, and its success depends on the ability to attract, retain, and motivate key employees.
Dell Technologies is highly dependent on the services of Michael S. Dell, its Chief Executive Officer and largest stockholder. If Dell Technologies loses the services of Mr. Dell, Dell Technologies may not be able to locate a suitable or qualified replacement, and Dell Technologies may incur additional expenses to recruit a replacement, which could severely disrupt Dell Technologies’ business and growth. Further, Dell Technologies relies on key personnel, including other members of its executive leadership team, to support its business and increasingly complex product and services offerings. Dell Technologies may not be able to attract, retain and motivate the key professional, technical, marketing and staff resources needed.
Dell Technologies’ substantial level of indebtedness could adversely affect its financial condition.
Dell Technologies and its subsidiaries have a substantial amount of indebtedness, which require significant interest and other debt service payments. As of February 1, 2019, Dell Technologies and its subsidiaries had approximately $54.2 billion aggregate principal amount of indebtedness. As of the same date, Dell Technologies and its subsidiaries also had an additional $5.6 billion available for borrowing under its revolving credit facilities.
Dell Technologies’ substantial level of indebtedness could have important consequences, including the following:

•
Dell Technologies must use a substantial portion of its cash flow from operations to pay interest and principal on its senior credit facilities, its senior secured and senior unsecured notes, and its other indebtedness, which reduces funds available to Dell Technologies for other purposes such as working capital, capital expenditures, other general corporate purposes and potential acquisitions;

•	Dell Technologies’ ability to refinance such indebtedness or to obtain additional financing for working capital, capital expenditures, acquisitions or other general corporate purposes may be impaired;

•	Dell Technologies is exposed to fluctuations in interest rates because Dell Technologies’ senior credit facilities have variable rates of interest;

•
Dell Technologies’ leverage may be greater than that of some of its competitors, which may put Dell Technologies at a competitive disadvantage and reduce Dell Technologies’ flexibility in responding to current and changing industry and financial market conditions; and

•
Dell Technologies may be unable to comply with financial and other restrictive covenants in its senior credit facilities, the notes, and other indebtedness that limit Dell Technologies’ ability to incur additional debt, make investments and sell assets, which could result in an event of default that, if not cured or waived, would have an adverse effect on Dell Technologies’ business and prospects and could force it into bankruptcy or liquidation.

Dell Technologies and its subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in Dell Technologies’ and its subsidiaries’ credit facilities and the indentures that govern the notes. If new indebtedness is added to the debt levels of Dell Technologies and its subsidiaries, the related risks that Dell Technologies now faces could intensify. Dell Technologies’ ability to access additional funding under its revolving credit facilities will depend upon, among other factors, the absence of a default under either such facility, including any default arising from a failure to comply with the related covenants. If Dell Technologies is unable to comply with its covenants under its revolving credit facilities, Dell Technologies’ liquidity may be adversely affected.
From time to time, when it believes it is advantageous to do so, Dell Technologies may seek to reduce its leverage by repaying certain of its indebtedness before the maturity dates of such indebtedness. Dell Technologies may be unable to generate operating cash flows and other cash necessary to achieve a level of debt reduction that will significantly enhance its credit quality and reduce the risks associated with its substantial indebtedness.
As of February 1, 2019, approximately $17.9 billion of Dell Technologies’ debt was variable-rate debt and a 100 basis point increase in interest rates would have resulted in an increase of approximately $179 million in annual interest expense on such debt. Dell Technologies’ ability to meet its expenses, to remain in compliance with its covenants under its debt instruments and to make future principal and interest payments in respect of its debt depends on, among other factors, Dell Technologies’ operating performance, competitive developments and financial market conditions, all of which are significantly affected by financial, business, economic, and other factors. Dell Technologies is not able to control many of these factors. Given current industry and economic conditions, Dell Technologies’ cash flow may not be sufficient to allow Dell Technologies to pay principal and interest on its debt and meet its other obligations.
The financial performance of Dell Technologies is affected by the financial performance of VMware, Inc.
Because Dell Technologies consolidates the financial results of VMware, Inc. in its results of operations, its financial performance is affected by the financial performance of VMware, Inc. VMware, Inc.’s financial performance may be affected by a number of factors, including, but not limited to:

•	fluctuations in demand, adoption rates, sales cycles (which have been increasing in length), and pricing levels for VMware, Inc.’s products and services;

•	changes in customers’ budgets for information technology purchases and in the timing of its purchasing decisions;

•
the timing of recognizing revenues in any given quarter, which can be affected by a number of factors, including product announcements, beta programs and product promotions that can cause revenue recognition of certain orders to be deferred until future products to which customers are entitled become available;

•	the timing of announcements or releases of new or upgraded products and services by VMware, Inc. or by its competitors;

•	the timing and size of business realignment plans and restructuring charges;

•	VMware, Inc.’s ability to maintain scalable internal systems for reporting, order processing, license fulfillment, product delivery, purchasing, billing and general accounting, among other functions;

•	VMware, Inc.’s ability to control costs, including its operating expenses;

•	credit risks of VMware, Inc.’s distributors, who account for a significant portion of VMware, Inc.’s product revenues and accounts receivable;

•	VMware, Inc.’s ability to process sales at the end of the quarter;

•	seasonal factors, such as the end of fiscal period budget expenditures by VMware, Inc.’s customers and the timing of holiday and vacation periods;

•	renewal rates and the amounts of the renewals for enterprise agreements, as the original terms of such agreements expire;

•	the timing and amount of software development costs that may be capitalized;

•	unplanned events that could affect market perception of the quality or cost-effectiveness of VMware, Inc.’s products and solutions; and

•	VMware, Inc.’s ability to predict accurately the degree to which customers will elect to purchase its subscription‑based offerings in place of licenses to its on‑premises offerings.
Dell Technologies’ pension plan assets are subject to market volatility.
Through the EMC merger, Dell Technologies assumed a noncontributory defined pension plan, which was originally part of the EMC legacy acquisition of Data General. The plan’s assets are invested in common stocks, bonds and cash. As of February 1, 2019 the expected long-term rate of return on the plan’s assets was 5.75%, which represented the average of the expected long-term rates of return weighted by the plan’s assets as of February 1, 2019. As market conditions permit, Dell Technologies expects to continue to shift the asset allocation to lower the percentage of investments in equities and increase the percentage of investments in long-duration fixed-income securities. The effect of such a change could result in a reduction in the long-term rate of return on plan assets and an increase in future pension expense. As of February 1, 2019, the ten-year historical rate of return on plan assets was 10.66%, and the inception-to-date return on plan assets was 9.40%. Should Dell Technologies not achieve the expected rate of return on the plan’s assets or if the plan experiences a decline in the fair value of its assets, Dell Technologies may be required to contribute assets to the plan, which could materially adversely affect its results of operations or financial condition.
Risks Relating to Ownership of Class C Common Stock
The price of Dell Technologies’ Class C Common Stock may be volatile, which could cause the value of an investment in the Class C Common Stock to decline.
The trading prices of the securities of technology companies historically have experienced high levels of volatility. The trading price of Dell Technologies’ Class C Common Stock may fluctuate substantially as a result of the following factors, among others:

•	announcements of new products, services or technologies, commercial relationships, acquisitions or other events by Dell Technologies or its competitors;

•	changes in how customers perceive the effectiveness of Dell Technologies’ products, services or technologies;

•	actual or anticipated variations in Dell Technologies’ quarterly or annual results of operations;

•	changes in Dell Technologies’ financial guidance or estimates by securities analysts;

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of technology companies in general and of companies in the information technology industry in particular;

•	actual or anticipated changes in the expectations of investors or securities analysts;

•	fluctuations in the trading volume of the Class C Common Stock or the size of the trading market for the Class C Common Stock held by non-affiliates;

•
litigation involving Dell Technologies, its industry, or both, including disputes or other developments relating to Dell Technologies’ ability to obtain patent protection for its processes and technologies and protect its other proprietary rights;

•	regulatory developments in the United States and other jurisdictions in which Dell Technologies operates;

•	general economic and political factors, including market conditions in Dell Technologies’ industry or the industries of its clients;

•	major catastrophic events;

•	sales of large blocks of the Class C Common Stock; and

•	additions or departures of key employees.
In addition, if the market for stock of companies in the technology industry or the stock market in general experiences a loss of investor confidence, the trading price of the Class C Common Stock could decline for reasons unrelated to Dell Technologies’ business, results of operations or financial condition. The market price of the Class C Common Stock also might decline in reaction to events that affect other companies in Dell Technologies’ industry, even if these events do not directly affect Dell Technologies.
In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation often has been brought against that company. If Dell Technologies’ stock price is volatile, Dell Technologies may become the target of securities litigation, which could cause it to incur substantial costs and divert its management’s attention and resources from Dell Technologies’ business.
If securities or industry analysts publish inaccurate or unfavorable research reports or cease to publish research reports about Dell Technologies and its business or prospects, the market price or trading volume of the Class C Common Stock could decline.
The trading market for the Class C Common Stock depends in part on the research and reports that securities or industry analysts publish about Dell Technologies and its business or prospects. Dell Technologies does not have any control over these analysts. If one or more of the analysts covering Dell Technologies downgrades the Class C Common Stock, expresses an adverse change of opinion regarding the Class C Common Stock or publishes inaccurate research about Dell Technologies, the market price of the Class C Common Stock could decline. If one or more of these analysts ceases coverage of Dell Technologies or fails to publish reports on it on a regular basis, Dell Technologies could lose following in the financial markets, which could cause the market price or trading volume of the Class C Common Stock to decline.
Dell Technologies’ multi-class common stock structure with different voting rights may adversely affect the trading price of the Class C Common Stock.
Each share of Dell Technologies’ Class A Common Stock and each share of Dell Technologies’ Class B Common Stock has ten votes, while each share of Dell Technologies’ Class C Common Stock has one vote. Based on their ownership of Dell Technologies’ common stock as of February 1, 2019, because of these disparate voting rights, the MD stockholders, the MSD Partners stockholders and the SLP stockholders collectively held common stock representing approximately 96.4% of the total voting power of Dell Technologies’ outstanding common stock. The limited ability of holders of the Class C Common Stock to influence matters requiring stockholder approval may adversely affect the market price of the Class C Common Stock.

In addition, in 2017, FTSE Russell and S&P Dow Jones changed their eligibility criteria to exclude new companies with multiple classes of shares of common stock from being added to certain indices. FTSE Russell instituted a requirement that new and, beginning in September 2022, existing constituents of its indices have greater than 5% of their voting rights in the hands of public stockholders, whereas S&P Dow Jones announced that companies with multiple share classes, such as ours, will not be eligible for inclusion in the S&P 500, S&P MidCap 400 and S&P SmallCap 600, which together make up the S&P Composite 1500. Other stock indices might adopt similar requirements in the future. Under the current criteria, Dell Technologies’ multi-class capital structure makes it ineligible for inclusion in any of these indices and, as a result, mutual funds, exchange-traded funds and other investment vehicles that track these indices will not invest in the Class C Common Stock. It is unclear what effect, if any, exclusion from the indices will have on the valuations of the affected publicly-traded companies. It is possible that such policies may depress the valuations of public companies excluded from these indices compared to valuations of companies that are included.
Future sales, or the perception of future sales, of a substantial amount of shares of the Class C Common Stock could depress the trading price of the Class C Common Stock.
Sales of a substantial number of shares of the Class C Common Stock in the public market, or the perception that these sales may occur, could adversely affect the market price of the Class C Common Stock, which could make it more difficult for investors to sell their shares of Class C Common Stock at a time and price that they consider appropriate. These sales, or the possibility that these sales may occur, also could impair Dell Technologies’ ability to sell equity securities in the future at a time and at a price Dell Technologies deems appropriate, and Dell Technologies’ ability to use Class C Common Stock as consideration for acquisitions of other businesses, investments, or other corporate purposes. As of February 1, 2019, Dell Technologies had a total of approximately 172 million shares of Class C Common Stock outstanding.
As of February 1, 2019, the 406,290,710 outstanding shares of Class A Common Stock held by the MD stockholders and the MSD Partners stockholders, and the 136,986,858 outstanding shares of Class B Common Stock held by the SLP stockholders were convertible into shares of Class C Common Stock at any time on a one-to-one basis. Although the MD stockholders, the MSD Partners stockholders, and SLP stockholders generally are subject to transfer restrictions that prevent their sale or other transfer of common stock until June 27, 2019, thereafter such shares, upon any conversion into shares of Class C Common Stock, will be eligible for resale in the public market pursuant to Rule 144 under the Securities Act, subject to volume, manner of sale, and other limitations under Rule 144.
In addition, as of February 1, 2019, Dell Technologies had entered into a registration rights agreement with holders of 406,483,978 outstanding shares of Class A Common Stock (which are convertible into shares of Class C Common Stock), holders of all of the 136,986,858 outstanding shares of Class B Common Stock (which are convertible into shares of Class C Common Stock) and holders of 18,181,818 outstanding shares of Class C Common Stock, pursuant to which Dell Technologies has granted such holders and their permitted transferees shelf, demand and/or piggyback registration rights with respect to such shares. Registration of those shares under the Securities Act would permit such holders to sell the shares into the public market.
Further, as of February 1, 2019, Dell Technologies had 45,097,158 shares of Class C Common Stock that may be issued upon the exercise, vesting or settlement of outstanding stock options, restricted stock units or deferred stock units under Dell Technologies’ stock incentive plans, all of which would have been, upon issuance, eligible for sale in the public market, subject to expiration or waiver of applicable contractual transfer restrictions that, subject to certain exceptions, are scheduled to expire beginning on June 27, 2019, and to terminate on December 27, 2020, and an additional 32,050,556 shares of Class C Common Stock that have been authorized and reserved for issuance in relation to potential future awards under the stock incentive plans. Dell Technologies also may issue additional options in the future that may be exercised for additional shares of Class C Common Stock and additional restricted stock units or deferred stock units that may vest. Dell Technologies expects that all shares of Class C Common Stock issuable with respect to such awards will be registered under one or more registration statements on Form S-8 under the Securities Act and available for sale in the open market.

Dell Technologies’ issuance of additional Class C Common Stock in connection with financings, acquisitions, investments, its stock incentive plans, or otherwise will dilute all other stockholders.
The Dell Technologies certificate of incorporation authorizes Dell Technologies to issue up to 7,900,000,000 shares of Class C Common Stock and up to 1,000,000 shares of preferred stock with such rights and preferences as may be determined by Dell Technologies’ board of directors. Subject to compliance with applicable law, Dell Technologies may issue shares of Class C Common Stock or securities convertible into Class C Common Stock from time to time in connection with financings, acquisitions, investments, Dell Technologies’ stock incentive plans, or otherwise. Dell Technologies may issue additional shares of Class C Common Stock from time to time at a discount to the market price of the Class C Common Stock at the time of issuance. Any issuance of Class C Common Stock could result in substantial dilution to Dell Technologies’ existing stockholders and cause the market price of the Class C Common Stock to decline.
Dell Technologies does not presently intend to pay any dividends on the Class C Common Stock.
Dell Technologies does not presently intend to pay cash dividends on the Class C Common Stock. Accordingly, investors may have to rely on sales of the Class C Common Stock after price appreciation, which may never occur, as the only way to realize any gains on their investment in the Class C Common Stock.
Dell Technologies’ operations are conducted almost entirely through its subsidiaries and its ability to generate cash to make future dividend payments, if any, is highly dependent on the cash flows and the receipt of funds from its subsidiaries via dividends or intercompany loans. To the extent that Dell Technologies determines in the future to pay dividends on the Class C Common Stock, the terms of existing and future agreements governing Dell Technologies’ or its subsidiaries’ indebtedness, including the existing credit facilities of, and existing senior notes issued by, subsidiaries of Dell Technologies, may significantly restrict the ability of Dell Technologies’ subsidiaries to pay dividends or otherwise make distributions or transfer assets to Dell Technologies, as well as the ability of Dell Technologies to pay dividends to holders of its common stock. In addition, Delaware law imposes requirements that may restrict Dell Technologies’ ability to pay dividends to holders of its common stock.
Provisions of Dell Technologies’ organizational documents and Delaware law may make it difficult for a third party to acquire Dell Technologies even if doing so may be beneficial to Dell Technologies’ stockholders.
Certain provisions of Dell Technologies’ certificate of incorporation and bylaws may discourage, delay, or prevent a change in control of Dell Technologies that a stockholder may consider favorable. These provisions include:

•	limitations on who may call special meetings of stockholders;

•	advance notice requirements for nominations of candidates for election to the board of directors and for proposals for other businesses;

•
the existence of authorized and unissued stock, including “blank check” preferred stock, which could be issued by the board of directors without approval of the holders of the common stock to persons friendly to Dell Technologies’ management, thereby protecting the continuity of Dell Technologies’ management, or which could be used to dilute the stock ownership of persons seeking to obtain control of Dell Technologies;

•
the requirement that any stockholder written consent be signed by holders of a majority of Dell Technologies’ common stock beneficially owned by the MD stockholders and holders of a majority of Dell Technologies’ common stock beneficially owned by the SLP stockholders; and

•
the requirement that (1) the holders of the Class A Common Stock, voting separately as a series, (2) the holders of the Class B Common Stock, voting separately as a series, and (3) the MD stockholders and SLP stockholders, in each case, so long as they own any common stock, approve amendments to certain provisions of Dell Technologies’ certificate of incorporation, including provisions related to authorized capital stock and the size and structure of the board of directors.

Further, as a Delaware corporation, Dell Technologies is subject to provisions of Delaware law that may deter a takeover attempt that its stockholders may find beneficial. These anti-takeover provisions and other provisions under Delaware law could discourage, delay, or prevent a transaction involving a change in control of Dell Technologies, including actions that its stockholders may deem advantageous, or negatively affect the trading price of its common stock, including the Class C Common Stock. These provisions also could discourage proxy contests and make it more difficult for Dell Technologies’ stockholders to elect directors of their choosing and to cause Dell Technologies to take other corporate actions that may be supported by its stockholders.
Dell Technologies’ board of directors is authorized to issue and designate shares of preferred stock in additional series without stockholder approval.
The Dell Technologies certificate of incorporation authorizes the board of directors, without the approval of Dell Technologies’ stockholders, to issue up to 1,000,000 shares of “blank check” preferred stock, subject to limitations prescribed by applicable law, rules, and regulations and the provisions of the certificate of incorporation, as shares of preferred stock in series, to establish from time to time the number of shares to be included in each such series and to fix the designation, powers, preferences, and rights of the shares of each such series and the qualifications, limitations, or restrictions thereof. The powers, preferences, and rights of these additional series of preferred stock may be senior to or on parity with Dell Technologies’ series of common stock, including the Class C Common Stock, which may reduce the value of the Class C Common Stock.
Dell Technologies is controlled by the MD stockholders, and the MD stockholders, the MSD Partners stockholders, and the SLP stockholders collectively own a substantial majority of its common stock.
By reason of their ownership of Class A Common Stock possessing a majority of the aggregate votes entitled to be cast by holders of all outstanding shares of Dell Technologies’ common stock voting together as a single class, the MD stockholders have the ability to approve any matter submitted to the vote of all of the outstanding shares of the common stock voting together as a single class.
Through their control of Dell Technologies, the MD stockholders are able to control actions to be taken by Dell Technologies, including actions related to the election of directors of Dell Technologies and its subsidiaries (including VMware, Inc. and its subsidiaries), amendments to Dell Technologies’ organizational documents and the approval of significant corporate transactions, including mergers, sales of substantially all of Dell Technologies’ assets, distributions of Dell Technologies’ assets, the incurrence of indebtedness, and any incurrence of liens on Dell Technologies’ assets. For example, although the Dell Technologies bylaws provide that the number of directors will be fixed by resolution of the board of directors, the stockholders of Dell Technologies may adopt, amend or repeal the bylaws in accordance with Section 109 of the Delaware General Corporation. Through their control of Dell Technologies, the MD stockholders may therefore amend the bylaws to change the number of directors (within the limits of the certificate of incorporation), notwithstanding any determination by the board of directors regarding board size.
Further, as of February 1, 2019, the MD stockholders, the MSD Partners stockholders, and the SLP stockholders collectively beneficially owned 76.4% of Dell Technologies’ outstanding common stock. This concentration of ownership together with the disparate voting rights of Dell Technologies’ common stock may delay or deter possible changes in control of Dell Technologies, which may reduce the value of an investment in the Class C Common Stock. So long as the MD stockholders, the MSD Partners stockholders, and the SLP stockholders continue to own common stock representing a significant amount of the combined voting power of Dell Technologies’ outstanding common stock, even if such amount is, individually or in the aggregate, less than 50%, such stockholders will continue to be able to strongly influence Dell Technologies’ decisions. Further, the MD stockholders and the SLP stockholders, respectively, have the right to nominate a number of individuals for election as Group I Directors which is equal to the percentage of the total voting power for the regular election of directors beneficially owned by the MD stockholders or by the SLP stockholders multiplied by the number of directors then on the board of directors who are not members of the audit committee, rounded up to the nearest whole number. In addition, so long as the MD stockholders or the SLP stockholders each beneficially own at least 5% of all outstanding shares of the common stock entitled to vote generally in the election of directors, each of the MD stockholders or the SLP stockholders, as applicable, are entitled to nominate at least one individual for election as a Group I Director.

The MD stockholders, the MSD Partners stockholders, and the SLP stockholders and their respective affiliates may have interests that conflict with the interests of other stockholders or those of Dell Technologies.
In the ordinary course of their business activities, the MD stockholders, the MSD Partners stockholders, and the SLP stockholders and their respective affiliates may engage in activities where their interests conflict with interests of other stockholders or those of Dell Technologies. The Dell Technologies certificate of incorporation provides that none of the MD stockholders, MSD Partners, L.P., the MSD Partners stockholders, Silver Lake Partners III, L.P. and the SLP stockholders, any of their respective affiliates or any director or officer of the Company who is also a director, officer, employee, managing director or other affiliate of MSD Partners, L.P. or Silver Lake Partners III, L.P. (other than Michael Dell) have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which Dell Technologies operates. The MD stockholders, the MSD Partners stockholders, and the SLP stockholders also may pursue acquisition opportunities that may be complementary to Dell Technologies’ business and, as a result, those acquisition opportunities may not be available to Dell Technologies. In addition, such stockholders may have an interest in pursuing acquisitions, divestitures, and other transactions that, in their judgment, could enhance the value of their investment in Dell Technologies, even though such transactions might involve risks to other stockholders.
Because Dell Technologies is a “controlled company” within the meaning of NYSE rules and, as a result, qualifies for, and relies on, exemptions from certain corporate governance requirements, holders of Class C Common Stock do not have the same protections afforded to stockholders of companies that are subject to such requirements.
Dell Technologies is a “controlled company” within the meaning of NYSE rules because the MD stockholders hold common stock representing more than 50% of the voting power in the election of directors. As a controlled company, Dell Technologies may elect not to comply with certain corporate governance requirements under NYSE rules, including the requirements that:

•	Dell Technologies have a board that is composed of a majority of “independent directors,” as defined under NYSE rules;

•	Dell Technologies have a compensation committee that is composed entirely of independent directors; and

•	Dell Technologies have a nominating/corporate governance committee that is composed entirely of independent directors.
Dell Technologies is utilizing these exemptions and expects to continue to utilize the exemptions. As a result, a majority of the directors on the board of directors are not independent directors as defined under NYSE rules and none of the committees of the board of directors, other than the audit committee, consists entirely of independent directors. Accordingly, holders of Class C Common Stock do not have the same protections afforded to stockholders of companies that are subject to all of the NYSE’s corporate governance requirements.
The Dell Technologies board of directors has formed an executive committee of the board consisting entirely of directors designated by the MD stockholders and the SLP stockholders, and has delegated a substantial portion of the power and authority of the board of directors to the executive committee.
The board of directors has formed an executive committee of the board consisting entirely of directors designated by the MD stockholders and the SLP stockholders (none of whom have been affirmatively determined by the board of directors to be independent directors), and has delegated a substantial portion of the power and authority of the board of directors to the executive committee. The executive committee has been delegated the board’s power and authority, subject to specified limits, to review and approve, with respect to Dell Technologies and its subsidiaries, among other matters, acquisitions and dispositions, the annual budget and business plan, the incurrence of indebtedness, entry into material commercial agreements, joint ventures and strategic alliances, and the commencement and settlement of material litigation. In addition, as of the date of this report, the executive committee acted as the compensation committee of the board of directors. The interests of the MD stockholders and the SLP stockholders with respect to the foregoing matters may differ materially from the interests of the holders of Class C Common Stock.

The Dell Technologies certificate of incorporation designates a state court of the State of Delaware or the federal district court for the District of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by Dell Technologies’ stockholders, which could limit the ability of the holders of Class C Common Stock to obtain a favorable judicial forum for disputes with Dell Technologies or with directors, officers, or the controlling stockholders of Dell Technologies.
Under the Dell Technologies certificate of incorporation, unless Dell Technologies consents in writing to the selection of an alternative forum, the sole and exclusive forum will be a state court located within the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware) for:

•	any derivative action or proceeding brought on behalf of Dell Technologies;

•	any action asserting a claim of breach of a fiduciary duty owed by any director or officer or stockholder of Dell Technologies to Dell Technologies or Dell Technologies’ stockholders;

•
any action asserting a claim against Dell Technologies or any director or officer or stockholder of Dell Technologies arising pursuant to any provision of the Delaware General Corporation Law or of the certificate of incorporation or bylaws of Dell Technologies; or

•	any action asserting a claim against Dell Technologies or any director or officer or stockholder of Dell Technologies governed by the internal affairs doctrine.
These provisions of the Dell Technologies certificate of incorporation could limit the ability of the holders of the Class C Common Stock to obtain a favorable judicial forum for disputes with Dell Technologies or with directors, officers, or the controlling stockholders of Dell Technologies, which may discourage such lawsuits against Dell Technologies and its directors, officers, and stockholders. Alternatively, if a court were to find these provisions of its organizational documents inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, Dell Technologies may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect its business, financial condition, and results of operations. The exclusive forum provisions of the certificate of incorporation are not intended to apply to claims under the federal securities laws.
Dell Technologies is obligated to develop and maintain proper and effective internal control over financial reporting and any failure to do so may adversely affect investor confidence in Dell Technologies and, as a result, the value of the Class C Common Stock.
Dell Technologies is required by Section 404 of the Sarbanes-Oxley Act of 2002 to furnish an annual report by management on, among other matters, its assessment of the effectiveness of its internal control over financial reporting. The assessment must include disclosure of any material weaknesses identified by Dell Technologies’ management in its report. Dell Technologies also is required to disclose significant changes made in its internal control over financial reporting. In addition, Dell Technologies’ independent registered public accounting firm is required to express an opinion each year as to the effectiveness of Dell Technologies’ internal control over financial reporting. The process of designing, implementing, and testing internal control over financial reporting is time-consuming, costly, and complicated.
During the evaluation and testing process of its internal controls, if Dell Technologies identifies one or more material weaknesses in its internal control over financial reporting, Dell Technologies will be unable to assert that its internal control over financial reporting is effective. Dell Technologies may experience material weaknesses or significant deficiencies in its internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit Dell Technologies’ ability to issue accurate reports of its financial condition or results of operations. If Dell Technologies is unable to conclude that its internal control over financial reporting is effective, or if Dell Technologies’ independent registered public accounting firm determines that Dell Technologies has a material weakness or significant deficiencies in its internal control over financial reporting, investors could lose confidence in the accuracy and completeness of Dell Technologies’ financial reports, the market price of the Class C Common Stock could decline and Dell Technologies could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in Dell Technologies’ internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, also could restrict future access to the capital markets by Dell Technologies or its subsidiaries.

ITEM 1B — UNRESOLVED STAFF COMMENTS

None.

ITEM 2 — PROPERTIES
Our principal executive offices and global headquarters are located at One Dell Way, Round Rock, Texas.

As of February 1, 2019, as shown in the following table, we owned or leased 31.5 million square feet of office, manufacturing, and warehouse space worldwide:

	Owned	Leased
	(in millions)
U.S. facilities	10.2	5.5
International facilities	4.5	11.3
Total (a)	14.7	16.8
____________________

(a)	Includes 2.3 million square feet of subleased or vacant space.

As of February 1, 2019, our facilities consisted of business centers, which include facilities that contain operations for sales, technical support, administrative, and support functions; manufacturing operations; and research and development centers.

Because of the interrelation of the products and services offered in each of our segments, we generally do not designate our properties to any segment. With limited exceptions, each property is used at least in part by all of our segments, and we retain the flexibility to make future use of each of the properties available to each of the segments. Of our properties as of February 1, 2019, approximately 5.0 million square feet of space that house executive and administrative offices, research and development, sales and marketing functions, and data centers were used solely by our VMware segment.

We believe that our existing properties are suitable and adequate for our current needs and that we can readily meet our requirements for additional space at competitive rates by extending expiring leases or by finding alternative space.

ITEM 3 — LEGAL PROCEEDINGS
The information required by this item is incorporated herein by reference to the information set forth under the caption “Legal Matters” in Note 10 of the Notes to the Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data.”

ITEM 4 — MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our Class C Common Stock is listed and traded on the New York Stock Exchange under the symbol “DELL.” The Class C Common Stock began trading on the NYSE on a regular-way basis on December 28, 2018.

In connection with the completion of the Class V transaction described under “Part I — Business — Class V Transaction,” our Class V Common Stock, which had been traded on the NYSE since the completion of the EMC merger transaction on September 7, 2016, ceased trading on the NYSE prior to the opening of trading on December  28, 2018.

There is no public market for our Class A Common Stock or Class B Common Stock. No shares of the Company’s Class D Common Stock were outstanding as of February 1, 2019.

Holders

As of March 25, 2019, there were 4,638 holders of record of the Company’s Class C Common Stock, 33 holders of record of the Company’s Class A Common Stock, and 6 holders of record of the Company’s Class B Common Stock. The number of record holders does not include individuals or entities that beneficially own shares of any class of the Company’s common stock, but whose shares are held of record by a broker, bank, or other nominee.

Dividends

Since the listing of the Company’s Class V Common Stock on the NYSE on September 7, 2016, the Company has not paid or declared cash dividends on its common stock. The Company does not currently intend to pay cash dividends on its common stock in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of the Company’s board of directors and will depend upon its results of operations, financial condition and business prospects, limitations on the payment of dividends under the Company’s certificate of incorporation, the terms of its indebtedness and applicable law, and such other factors as its board of directors may deem relevant.

Stock Performance Graph

Class V Common Stock

The following graph compares the cumulative total return on the Company’s Class V Common Stock for the period from September 7, 2016, the date on which its Class V Common Stock began trading on the NYSE, through December 27, 2018, the last date on which the Class V Common Stock traded on the NYSE, with the total return over the same period on the S&P 500 Index and the S&P 500 Systems Software Index. The graph assumes that $100 was invested on September 7, 2016 in the Class V Common Stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. The comparisons in the graph are based on historical data.

	Class V Common Stock	S&P 500	S&P 500 Systems Software Index
Fiscal Year 2017
September 7, 2016	$100.00	$100.00	$100.00
October 28, 2016	$101.81	$97.49	$101.28
February 3, 2017	$134.06	$105.94	$108.32
Fiscal Year 2018
May 5, 2017	$140.19	$111.19	$119.07
August 4, 2017	$134.15	$115.39	$126.57
November 3, 2017	$168.48	$121.13	$142.95
February 2, 2018	$147.71	$129.92	$153.56
Fiscal Year 2019
May 4, 2018	$151.98	$125.88	$157.59
August 3, 2018	$193.94	$134.89	$175.40
November 2, 2018	$189.96	$129.92	$174.56
December 27, 2018	$166.67	$119.19	$166.55

Class C Common Stock

The following graph compares the cumulative total return on the Company’s Class C Common Stock for the period from December 28, 2018, the date on which its Class C Common Stock began trading on the NYSE, through February 1, 2019, with the total return over the same period on the S&P 500 Index and the S&P 500 Systems Software Index. The graph assumes that $100 was invested on December 28, 2018 in the Class C Common Stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. The comparisons in the graph are based on historical data.

	Class C Common Stock	S&P 500	S&P 500 Systems Software Index
Fiscal Year 2019
December 28, 2018	$100.00	$100.00	$100.00
February 1, 2019	$149.65	$108.88	$104.07

The preceding stock performance graphs shall not be deemed to be incorporated by reference by means of any general statement incorporating by reference this annual report on Form 10-K into any filing under the Securities Act or the Securities Exchange Act of 1934, except to the extent that Dell Technologies specifically incorporates such information by reference, and shall not otherwise be deemed filed under such Acts.

ITEM 6 — SELECTED FINANCIAL DATA

The following selected consolidated financial data for our company should be read in conjunction with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 — Financial Statements and Supplementary Data.” Consolidated results of operations and cash flow data for the fiscal years ended February 1, 2019, February 2, 2018, and February 3, 2017, and balance sheet data as of February 1, 2019 and February 2, 2018 have been derived from our audited consolidated financial statements included in “Item 8 — Financial Statements and Supplementary Data.”

For all periods preceding the fiscal year ended February 3, 2017, the financial results do not reflect the adoption of the new accounting standards for recognition of revenue and cash flows. For more detail regarding comparability of the data presented, see “Basis of Presentation” below.

DHI Group Common Stock, Class V Common Stock, and the Class V Transaction

DHI Group Common Stock consists of four classes of common stock, including the Class A Common Stock, the Class B Common Stock, the Class C Common Stock, and the Class D Common Stock. Prior to the completion of the Class V transaction described under “Part 1 — Business — Class V Transaction,” the DHI Group generally refers to the direct and indirect interest of Dell Technologies in all of Dell Technologies’ business, assets, properties, liabilities, and preferred stock other than those attributable to the Class V Group, as well as the DHI Group’s retained interest in the Class V Group. Subsequent to the Class V transaction, the DHI Group refers to all classes of issued and outstanding DHI Group Common Stock.

The Class V Common Stock was a class of common stock intended to track the performance of a portion of Dell Technologies’ economic interest in the Class V Group. The Class V Group consisted of VMware, Inc. common stock held by the Company. As described under “Part 1 — Business — Class V Transaction,” on December 28, 2018, the Company completed the Class V transaction, pursuant to which each outstanding share of Class V Common Stock was exchanged for either (1) $120.00 in cash, without interest, subject to a cap of $14 billion on the aggregate cash consideration, or (2) 1.8066 shares of Class C Common Stock. Pursuant to the Class V transaction, all outstanding shares of Class V Common Stock ceased to be outstanding, and the tracking stock feature of the Company’s capital structure was terminated. The Class C Common Stock issued to former holders of the Class V Common Stock represents an interest in the Company’s entire business and, unlike the Class V Common Stock, is not intended to track the performance of any distinct assets or business.

See Note 14 and Note 15 of the Notes to the Consolidated Financial Statements included in this report and Exhibit 99.1 filed with this report for more information regarding earnings per share, capitalization, the Class V transaction, and the allocation of earnings from Dell Technologies’ interest in VMware between the DHI Group and the Class V Common Stock.

Basis of Presentation

Revenue from Contracts with Customers — In May 2014, the Financial Accounting Standards Board (“FASB”) issued amended guidance on the recognition of revenue from contracts with customers. The Company adopted the new accounting standard for revenue recognition set forth in ASC 606, “Revenue From Contracts With Customers,” during the three months ended May 4, 2018 using the full retrospective method. The Company has recast the consolidated results of operations and cash flow data consistent with the new revenue standard for the fiscal years ended February 2, 2018 and February 3, 2017 and balance sheet data as of February 2, 2018 and February 3, 2017.

Classification of Certain Cash Receipts and Cash Payments — In August 2016, the FASB issued amended guidance on the presentation and classification of eight specific cash flow issues with the objective of reducing existing diversity in practice. Companies are required to reflect any adjustments on a retrospective basis, if practicable; otherwise, adoption is required to be applied as of the earliest date practicable.  Dell Technologies adopted this standard during the three months ended May 4, 2018. Amounts on the Consolidated Statements of Cash Flows for the fiscal years ended February 2, 2018 and February 3, 2017 have been recast to conform with the presentation under the new guidance.

Statement of Cash Flows, Restricted Cash — In November 2016, the FASB issued amended guidance requiring entities to include restricted cash and restricted cash equivalents in cash balances on the cash flow statement, and also to provide a supplemental reconciliation of cash, cash equivalents, and restricted cash. The Company early adopted this standard during the three months ended May 4, 2018. See Note 20 of the Notes to the Consolidated Financial Statements included in this report for supplemental cash flow information. Amounts on the Consolidated Statements of Cash Flows for the fiscal years ended February 2, 2018 and February 3, 2017 have been recast to conform with the presentation under the new guidance.

See Note 2 of the Notes to the Consolidated Financial Statements included in this report for additional information on the new standards.

EMC Merger Transaction — On September 7, 2016, Dell Technologies completed its acquisition by merger of EMC Corporation, referred to as the “EMC merger transaction.” As a result of the EMC merger transaction, Dell Technologies’ results of operations, comprehensive income (loss), and cash flows for the fiscal periods reflected in the selected consolidated financial data are not directly comparable. Further, periods preceding the fiscal year ended February 3, 2017 do not fully reflect the Company’s transformative $64 billion acquisition of EMC, and, as a result, the Company did not recast financial information for the new revenue and cash flow accounting standards for those periods. The decision of Dell Technologies to not recast such periods is based on the belief that a revision of these periods would not be material to understanding the results of operations and trends of Dell Technologies.

Divestitures — On January 23, 2017, EMC, a subsidiary of Dell Technologies, closed the divestiture of the Dell EMC Enterprise Content Division. Dell Inc. (“Dell”) closed substantially all of the divestiture of Dell Services on November 2, 2016 and the divestiture of Dell Software Group on October 31, 2016. In accordance with applicable accounting guidance, the results of Dell Services, Dell Software Group, and the Enterprise Content Division, as well as the related gains or losses on sale, are presented as discontinued operations in the Consolidated Statements of Income (Loss) for the fiscal years ended February 3, 2017, January 29, 2016, and January 30, 2015 and, as such, have been excluded from continuing operations in the selected financial data presented below for those periods. See Note 1 of the Notes to the Consolidated Financial Statements included in this report for additional information on divestitures.

	Fiscal Year Ended
	February 1, 2019	February 2, 2018	February 3, 2017 (a)	January 29, 2016 (b)	January 30, 2015 (b)
	(in millions, except per share data)
Results of Operations and Cash Flow Data:
Net revenue	$90,621	$79,040	$62,164	$50,911	$54,142
Gross margin	$25,053	$20,537	$13,649	$8,387	$8,896
Operating loss	$(191)	$(2,416)	$(2,390)	$(514)	$(316)
Loss from continuing operations before income taxes	$(2,361)	$(4,769)	$(4,494)	$(1,286)	$(1,215)
Loss from continuing operations	$(2,181)	$(2,926)	$(3,074)	$(1,168)	$(1,108)
Earnings (loss) per share attributable to Dell Technologies Inc.:
Continuing operations - Class V Common Stock - basic	$6.01	$1.63	$1.36	$—	$—
Continuing operations - DHI Group - basic	$(6.02)	$(5.61)	$(7.19)	$(2.88)	$(2.74)
Continuing operations - Class V Common Stock - diluted	$5.91	$1.61	$1.35	$—	$—
Continuing operations - DHI Group - diluted	$(6.04)	$(5.62)	$(7.19)	$(2.88)	$(2.74)
Number of weighted-average shares outstanding:
Class V Common Stock - basic	199	203	217	—	—
DHI Group - basic	582	567	470	405	404
Class V Common Stock - diluted	199	203	217	—	—
DHI Group - diluted	582	567	470	405	404
Net cash provided by operating activities	$6,991	$6,843	$2,367	$2,162	$2,551
____________________

(a)	The fiscal year ended February 3, 2017 included 53 weeks.

(b)
Results of operations and cash flow data for fiscal years ended January 29, 2016 and January 30, 2015 presented in the table above have not been recast for, and do not reflect the adoption of, the amended guidance on the recognition of revenue from contracts with customers.

	February 1, 2019	February 2, 2018	February 3, 2017	January 29, 2016 (a)	January 30, 2015 (a)
	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$9,676	$13,942	$9,474	$6,322	$5,398
Total assets	$111,820	$124,193	$119,672	$45,122	$48,029
Short-term debt	$4,320	$7,873	$6,329	$2,981	$2,920
Long-term debt	$49,201	$43,998	$43,061	$10,650	$11,071
Total Dell Technologies Inc. stockholders’ equity (deficit)	$(5,765)	$11,719	$14,757	$1,466	$2,904
____________________

(a)
Balance sheet data as of January 29, 2016 and January 30, 2015 presented in the table above have not been recast for, and do not reflect the adoption of, the amended guidance on the recognition of revenue from contracts with customers.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. We refer to our fiscal years ended February 1, 2019, February 2, 2018, and February 3, 2017 as “Fiscal 2019,” “Fiscal 2018,” and “Fiscal 2017,” respectively. Fiscal 2019 and Fiscal 2018 included 52 weeks. Fiscal 2017 included 53 weeks, with the extra week included in the fourth quarter of Fiscal 2017.

On September 7, 2016, we completed our acquisition by merger of EMC. The consolidated results of EMC are included in Dell Technologies’ consolidated results for Fiscal 2019, Fiscal 2018 and the portion of Fiscal 2017 subsequent to the EMC merger transaction. During Fiscal 2017, we closed the Dell Services, Dell Software Group (“DSG”), and Enterprise Content Division (“ECD”) divestiture transactions. Accordingly, the results of operations of Dell Services, DSG, and ECD, as well as the related gains or losses on sale, have been excluded from the results of continuing operations in the relevant periods.

INTRODUCTION

Dell Technologies is a leading global end-to-end technology provider, with a comprehensive portfolio of IT hardware, software and service solutions spanning both traditional infrastructure and emerging, multi-cloud technologies that enable our customers to build their digital future and transform how they work and live. We operate eight complementary businesses: our Infrastructure Solutions Group and our Client Solutions Group, as well as VMware, Inc., Pivotal Software, Inc. (“Pivotal”), SecureWorks Corp. (“Secureworks”), RSA Security LLC (“RSA Security”), Virtustream Group Holdings, Inc. (“Virtustream”), and Boomi, Inc. (“Boomi”). Together, our strategically aligned family of businesses collaborate across key functional areas such as technology and product development, marketing, go-to-market and global services, and are supported by Dell Financial Services. We believe this operational philosophy enables our platform to seamlessly deliver differentiated and holistic IT solutions to our customers, which has driven significant revenue growth and share gains.

Dell Technologies operates with significant scale and an unmatched breadth of complementary offerings. Digital transformation has become essential to all businesses, and we have expanded our portfolio to include holistic solutions that enable our customers to drive their ongoing digital transformation initiatives. Dell Technologies’ integrated solutions help customers modernize their IT infrastructure, address workforce transformation. and provide critical security solutions to protect against the ever increasing and evolving security threats. With our extensive portfolio and our commitment to innovation, we have the ability to offer secure, integrated solutions that extend from the edge to the core to the cloud, and we are at the forefront of the software-defined and cloud native infrastructure era. Our end-to-end portfolio is supported by a differentiated go-to-market engine, which includes a 40,000-person sales force, a global network of channel partners, and a world-class supply chain that together drive revenue growth and operating efficiencies.

Products and Services

We design, develop, manufacture, market, sell, and support a wide range of products and services. We are organized into the following business units, which are our reportable segments: Infrastructure Solutions Group; Client Solutions Group; and VMware. Due to our divestitures of Dell Services, DSG, and ECD, the results of these businesses, as well as the related gains or losses on sale, have been excluded from the results of continuing operations in the relevant periods.

•
Infrastructure Solutions Group (“ISG”) — ISG enables the digital transformation of our customers through our trusted multi-cloud and big data solutions, which are built upon a modern data center infrastructure. Our comprehensive portfolio of advanced storage solutions includes traditional storage solutions as well as next-generation storage solutions (such as all-flash arrays, scale-out file, object platforms and software-defined solutions), while our server portfolio includes high-performance rack, blade, tower and hyperscale servers. Our networking portfolio helps our business customers transform and modernize their infrastructure, mobilize and enrich end-user experiences, and accelerate business applications and processes. Our strengths in server, storage, and virtualization software solutions enable us to offer leading converged and hyper-converged solutions, allowing our customers to accelerate their IT transformation by acquiring scalable integrated IT solutions instead of building and assembling their own IT platforms. ISG also offers attached software, peripherals and services, including support and deployment, configuration, and extended warranty services.

We are continuing our journey to simplify our storage portfolio, with the goal of ensuring that we deliver the technology needed for our customers’ digital transformation. As our storage portfolio evolves, we will continue to support our current portfolio of storage solutions.

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

VMware works with customers in the areas of hybrid cloud, multi-cloud, modern applications, networking and security, and digital workspaces, helping customers manage their IT resources across private clouds and complex multi-cloud, multi-device environments. VMware’s portfolio supports and addresses the key IT priorities of customers: accelerating their cloud journey, empowering digital workspaces, and transforming networking and security. VMware solutions provide a flexible digital foundation to enable the digital transformation of VMware’s customers as they ready their applications, infrastructure, and devices for their future business needs.

Approximately half of VMware revenue is generated by sales to customers in the United States.

Our other businesses, described below, consist of product and service offerings of Pivotal, Secureworks, RSA Security, Virtustream, and Boomi, each of which is majority-owned by Dell Technologies. These businesses are not classified as reportable segments, either individually or collectively, as the results of the businesses are not material to our overall results and the businesses do not meet the criteria for reportable segments. See Note 19 of the Notes to the Consolidated Financial Statements included in this report for more information about our other businesses.

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

•
Secureworks (NASDAQ: SCWX) is a leading global provider of intelligence-driven information security solutions singularly focused on protecting its clients from cyber attacks. The solutions offered by Secureworks enable organizations of varying size and complexity to fortify their cyber defenses to prevent security breaches, detect malicious activity in near real time, prioritize and respond rapidly to security incidents and predict emerging threats.

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

As the integration of our family of businesses matures, we believe the increasing collaboration, innovation and coordination of the operations and strategies of our businesses, as well as our differentiated go-to-market model, will continue to drive revenue synergies. Through our coordinated R&D activities, we are able to jointly engineer leading innovative solutions that incorporate the distinct set of hardware, software and services across our businesses.

Our products and services portfolio is continually evolving in response to industry dynamics. As a result, reclassifications of certain products and services solutions in major product categories may be required. For further discussion regarding our current reportable segments, see “Results of Operations — Business Unit Results.”

Dell Financial Services

Dell Financial Services and its affiliates (“DFS”) support our businesses by offering and arranging various financing options and services for our customers in North America, Europe, Australia, and New Zealand. DFS originates, collects, and services customer receivables primarily related to the purchase or use of our product, software, and service solutions. We also arrange financing for some of our customers in various countries where DFS does not currently operate as a captive. DFS further strengthens our customer relationships through its flexible consumption models, which enable us to offer our customers the option to pay over time and, in certain cases, based on utilization, providing them with financial flexibility to meet their changing technological requirements. The results of these operations are allocated to our segments based on the underlying product or service financed. For additional information about our financing arrangements, see Note 5 of the Notes to the Consolidated Financial Statements included in this report.

Strategic Investments and Acquisitions

As part of our strategy, we will continue to evaluate opportunities for strategic investments through our venture capital investment arm, Dell Technologies Capital, with a focus on emerging technology areas that are relevant to the Dell Technologies unique family of businesses and that will complement our existing portfolio of solutions. Our investment areas include storage, software-defined networking, management and orchestration, security, machine learning and artificial intelligence, Big Data and analytics, cloud, Internet of Things (“IoT”), and software development operations. In addition to these investments, we also may make disciplined acquisitions targeting businesses that advance our strategic objectives. As of February 1, 2019 and February 2, 2018, Dell Technologies held strategic investments of $1.0 billion and $0.7 billion, respectively.

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

We expect that ISG will continue to be impacted by the changing nature of the IT infrastructure market and competitive environment. Cloud-native applications are expected to continue as a primary growth driver in the infrastructure market as IT organizations increasingly become multi-cloud environments. We believe the complementary cloud solutions across our business strongly position us to meet these demands for our customers who are increasingly looking to leverage cloud-based computing. We also continue to be impacted by the emerging trends of enterprises deploying software-defined storage, hyper-converged infrastructure, and modular solutions based on server-centric architectures. These trends are changing the way customers are consuming our traditional storage offerings, and we are focused on enabling new capabilities in our storage portfolio. Offsetting such trends, however, is the unprecedented data growth throughout all industries, which is generating continued demand for our storage products and services. We have leading solutions through our ISG and VMware data center offerings. In addition, through our research and development efforts, we expect to develop new solutions in this rapidly changing industry that we believe will enable us to continue to provide superior solutions to our customers.

In ISG, we are also seeing increased interest in flexible consumption models by our customers as they seek to build greater flexibility into their cost structures. These solutions are generally multi-year contracts that typically result in recognition of revenue over the term of the arrangement. We expect these flexible consumption models will further strengthen our customer relationships and will provide more predictable revenue streams over time.

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

We manage our business on a U.S. dollar basis. However, we have a large global presence, generating approximately half of our revenue by sales to customers outside of the United States during Fiscal 2019, Fiscal 2018, and Fiscal 2017. Our revenue, therefore, can be impacted by fluctuations in foreign currency exchange rates. We utilize a comprehensive hedging strategy intended to mitigate the impact of foreign currency volatility over time, and we adjust pricing when possible to further minimize foreign currency impacts.

Key Performance Metrics

Our key performance metrics are net revenue, operating income, adjusted EBITDA, and cash flows from operations, which are discussed elsewhere in this report.

EMC Merger Transaction

As described in Note 8 of the Notes to the Consolidated Financial Statements included in this report, on September 7, 2016, a wholly-owned merger subsidiary of Dell Technologies merged with and into EMC, with EMC surviving the merger as a wholly-owned subsidiary of Dell Technologies Inc. (the “EMC merger transaction”).

Pursuant to the terms of the merger agreement, upon the completion of the EMC merger transaction, each issued and outstanding share of common stock, par value $0.01 per share, of EMC (approximately 2.0 billion as of September 7, 2016) was converted into the right to receive (1) $24.05 in cash, without interest, and (2) 0.11146 validly issued, fully paid and non-assessable shares of common stock of Dell Technologies designated as Class V Common Stock, par value $0.01 per share, plus cash in lieu of any fractional shares. Shares of the Class V Common Stock were approved for listing on the New York Stock Exchange (the “NYSE”) under the ticker symbol “DVMT” and began trading on September 7, 2016.

In connection with the EMC merger transaction, all principal, accrued but unpaid interest, fees, and other amounts (other than certain contingent obligations) outstanding at the effective time of the EMC merger transaction under EMC’s unsecured revolving credit facility, Dell’s asset-based revolving credit facility, and Dell’s term facilities were substantially repaid concurrently with the closing. Further, all commitments to lend and guarantees and security interests, as applicable, in connection therewith were terminated or released. The aggregate amounts of principal, interest, and premium necessary to redeem in full the outstanding $1.4 billion in aggregate principal amount of 5.625% Senior First Lien Notes due 2020 co-issued by Dell International L.L.C. and Denali Finance Corp. were deposited with the trustee for such notes, and such notes were thereby satisfied and discharged, concurrently with the effective time of the EMC merger transaction. All of Dell’s other outstanding senior notes and all of EMC’s outstanding senior notes remained outstanding after the effective time of the EMC merger transaction in accordance with their respective terms.

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

See Note 6 and Note 8 of the Notes to the Consolidated Financial Statements included in this report for additional information regarding the EMC merger transaction and the related financing transactions.

Class V Transaction

Transaction Terms — On December 28, 2018, we completed a transaction, referred to as the “Class V transaction,” pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated as of July 1, 2018 and amended as of November 14, 2018, between Dell Technologies and Teton Merger Sub Inc. (“Merger Sub”), a Delaware corporation and wholly-owned subsidiary of Dell Technologies. Pursuant to the Merger Agreement, Merger Sub was merged with and into Dell Technologies (the “Merger”), with Dell Technologies continuing as the surviving corporation.

Dell Technologies completed the Class V transaction following approval of the transaction by its stockholders at a special meeting held on December 11, 2018. Dell Technologies paid $14 billion in cash and issued 149,387,617 shares of its Class C Common Stock in connection with the Class V transaction. The Class C Common Stock began trading on the NYSE on a when-issued basis as of the opening of trading on December 26, 2018 and on a regular-way basis as of the opening of trading on December 28, 2018. The Class V Common Stock ceased trading on the NYSE prior to the opening of trading on December 28, 2018.
The Class V Common Stock was a type of common stock intended to track the economic performance of a portion of our interest in the Class V Group, which consisted solely of VMware, Inc. common stock held by Dell Technologies. As a result of the Class V transaction, pursuant to which all outstanding shares of Class V Common Stock ceased to be outstanding, the tracking stock feature of our capital structure was terminated. The Class C Common Stock issued to former holders of the Class V Common Stock represents an interest in Dell Technologies’ entire business and, unlike the Class V Common Stock, is not intended to track the performance of any distinct assets or business. Our amended and restated certificate of incorporation that went into effect as of the effective time of the Merger (the “Effective Time”) prohibits Dell Technologies from issuing shares of Class V Common Stock.
At the Effective Time, each outstanding share of Class V Common Stock was exchanged for either (1) $120.00 in cash, without interest, subject to a cap of $14 billion on the aggregate cash consideration, or (2) 1.8066 shares of Class C Common Stock. The exchange ratio was calculated based on the aggregate amount of cash elections, as well as the aggregate volume-weighted average price per share of Class V Common Stock on the NYSE (as reported on Bloomberg) of $104.8700 for the period of 17 consecutive trading days that began on November 28, 2018 and ended on December 21, 2018.

The aggregate cash consideration and the fees and expenses incurred in connection with the Class V transaction were funded with proceeds of $3.67 billion from new term loans under our senior secured credit facilities, proceeds of a margin loan financing in an aggregate principal amount of $1.35 billion, proceeds of Dell Technologies’ pro-rata portion, in the amount of $8.87 billion, of a special $11 billion cash dividend paid by VMware, Inc. in connection with the Class V transaction, and cash on hand at Dell Technologies and its subsidiaries. See Note 6 of the Notes to the Consolidated Financial Statements included in this report for information about the debt we incurred to finance the Class V transaction.
For additional information about the Class V transaction, see “Part I — Item 1 — Business.”

Accounting Treatment — The Merger and the Class V transaction have been accounted for as a hybrid liability and equity transaction involving the repurchase of outstanding common stock, with the consideration consisting of a variable combination of cash and shares. Upon settlement, the accounting for the Class V transaction reflected that the outstanding Class V Common Stock was canceled and exchanged for shares of Class C Common Stock or $120.00 per share in cash or combination of cash and shares, depending on each holder’s election and subject to proration of the cash elections. The variable nature of the cash obligation to repurchase the shares of Class V Common Stock required us to settle a portion of the shares in exchange for cash and therefore was accounted for as a financial instrument with an immaterial mark-to-market adjustment for the change in fair value from the date of the stockholder meeting at which our stockholders voted to approve the Class V transaction to the election deadline by which holders of Class V Common Stock elected the form of consideration for which they exchanged their shares.

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

Non-GAAP product net revenue, non-GAAP services net revenue, non-GAAP net revenue, non-GAAP product gross margin, non-GAAP services gross margin, non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income, and non-GAAP net income from continuing operations, as defined by us, exclude amortization of intangible assets, the impact of purchase accounting, transaction-related expenses, other corporate expenses and, for non-GAAP net income from continuing operations, fair value adjustments on equity adjustments and an aggregate adjustment for income taxes. As the excluded items have a material impact on our financial results, our management compensates for this limitation by relying primarily on our GAAP results and using non-GAAP financial measures supplementally or for projections when comparable GAAP financial measures are not available. The non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for net revenue, gross margin, operating expenses, operating income, or net income prepared in accordance with GAAP, and should be read only in conjunction with financial information presented on a GAAP basis.

Reconciliations of each non-GAAP financial measure to its most directly comparable GAAP financial measure are presented below. We encourage you to review the reconciliations in conjunction with the presentation of the non-GAAP financial measures for each of the periods presented. The discussion below includes information on each of the excluded items as well as our reasons for excluding them from our non-GAAP results. In future fiscal periods, we may exclude such items and may incur income and expenses similar to these excluded items. Accordingly, the exclusion of these items and other similar items in our non-GAAP presentation should not be interpreted as implying that these items are non-recurring, infrequent, or unusual.

Dell Technologies’ non-GAAP net income from continuing operations now excludes, among other items, fair value adjustments on equity investments as well as discrete tax items. These items were not excluded in the prior presentation of our non-GAAP net income from continuing operations. Upon our return to the public markets in December 2018 as a result of the Class V transaction, we reevaluated the presentation of non-GAAP net income from continuing operations and made these changes to facilitate the evaluation of our current operating performance and the comparability of our current operating performance to our past operating performance. Non-GAAP net income from continuing operations for prior periods has been recast to reflect the current presentation. The following is a summary of the items excluded from the most comparable GAAP financial measures to calculate our non-GAAP financial measures:

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

•
Transaction-related Expenses — Transaction-related expenses consist of acquisition, integration, and divestiture related costs, as well as the costs incurred in the Class V transaction, and are expensed as incurred. These expenses primarily represent costs for legal, banking, consulting, and advisory services, as well as certain compensatory retention awards directly related to the EMC merger transaction.  For Fiscal 2019, this category also included charges related to integration of our inventory policies and management process. During Fiscal 2019, we incurred approximately $316 million for the completion of the Class V transaction, expenses of approximately $116 million for customer evaluation units, and approximately $100 million for manufacturing and engineering inventory. During Fiscal 2017, transaction-related expenses included $0.8 billion in day one stock-based compensation charges primarily related to the acceleration of vesting of EMC equity awards and related taxes incurred in connection with the EMC merger transaction.

•
Other Corporate Expenses — Other corporate expenses consist of goodwill impairment charges, severance, facility action costs, and stock-based compensation expense associated with equity awards. In the third quarter of Fiscal 2019, we incurred a goodwill impairment charge of $190 million. See Note 8 of the Notes to the Consolidated Financial Statements for additional information about goodwill impairment testing. Severance costs are primarily related to severance and benefits for employees terminated pursuant to cost savings initiatives. Facility action costs were $22 million during Fiscal 2019, compared to $205 million during Fiscal 2018. We continue to integrate owned and leased facilities and may incur additional costs as we seek opportunities for operational efficiencies. Other corporate expenses vary from period to period and are significantly impacted by the timing and nature of these events. Therefore, although we may incur these types of expenses in the future, we believe that eliminating these charges for purposes of calculating the non-GAAP financial measures presented below facilitates a more meaningful evaluation of our current operating performance and comparisons to our past operating performance.

•
Fair Value Adjustments on Equity Investments — Fair value adjustments on equity investments primarily consists of the gain (loss) on strategic investments, which includes the recurring fair value adjustments of investments in publicly-traded companies, as well as those in privately-held companies, which are adjusted for observable price changes, and to a lesser extent any potential impairments. Given the volatility in the ongoing adjustments to the valuation of these strategic investments, we believe that excluding these charges for purposes of calculating non-GAAP net income from continuing operations presented below facilitates a more meaningful evaluation of our current operating performance and comparisons to our past operating performance.

•
Aggregate Adjustment for Income Taxes — The aggregate adjustment for income taxes is the estimated combined income tax effect for the adjustments described above, as well as an adjustment for discrete tax items. Due to the variability in recognition of discrete tax items from period to period, we believe that excluding these benefits or charges for purposes of calculating non-GAAP net income from continuing operations facilitates a more meaningful evaluation of our current operating performance and comparisons to our past operating performance. The tax effects are determined based on the tax jurisdictions where the above items were incurred.

The table below presents a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP measure for each of the periods presented:

	Fiscal Year Ended
	February 1, 2019	% Change	February 2, 2018	% Change	February 3, 2017
	(in millions, except percentages)
Product net revenue	$71,287	16%	$61,251	20%	$51,057
Non-GAAP adjustments:
Impact of purchase accounting	61		170		300
Non-GAAP product net revenue	$71,348	16%	$61,421	20%	$51,357

Services net revenue	$19,334	9%	$17,789	60%	$11,107
Non-GAAP adjustments:
Impact of purchase accounting	642		1,099		852
Non-GAAP services net revenue	$19,976	6%	$18,888	58%	$11,959

Net revenue	$90,621	15%	$79,040	27%	$62,164
Non-GAAP adjustments:
Impact of purchase accounting	703		1,269		1,152
Non-GAAP net revenue	$91,324	14%	$80,309	27%	$63,316

Product gross margin	$13,398	36%	$9,818	28%	$7,669
Non-GAAP adjustments:
Amortization of intangibles	2,883		3,694		1,652
Impact of purchase accounting	78		213		1,104
Transaction-related expenses	210		11		24
Other corporate expenses	32		25		29
Non-GAAP product gross margin	$16,601	21%	$13,761	31%	$10,478

Services gross margin	$11,655	9%	$10,719	79%	$5,980
Non-GAAP adjustments:
Amortization of intangibles	—		—		1
Impact of purchase accounting	642		1,099		875
Transaction-related expenses	3		13		19
Other corporate expenses	121		76		128
Non-GAAP services gross margin	$12,421	4%	$11,907	70%	$7,003

Gross margin	$25,053	22%	$20,537	50%	$13,649
Non-GAAP adjustments:
Amortization of intangibles	2,883		3,694		1,653
Impact of purchase accounting	720		1,312		1,979
Transaction-related expenses	213		24		43
Other corporate expenses	153		101		157
Non-GAAP gross margin	$29,022	13%	$25,668	47%	$17,481

	Fiscal Year Ended
	February 1, 2019	% Change	February 2, 2018	% Change	February 3, 2017
	(in millions, except percentages)
Operating expenses	$25,244	10%	$22,953	43%	$16,039
Non-GAAP adjustments:
Amortization of intangibles	(3,255)		(3,286)		(2,028)
Impact of purchase accounting	(100)		(234)		(287)
Transaction-related expenses	(537)		(478)		(1,445)
Other corporate expenses	(1,184)		(1,059)		(745)
Non-GAAP operating expenses	$20,168	13%	$17,896	55%	$11,534

Operating loss	$(191)	92%	$(2,416)	(1)%	$(2,390)
Non-GAAP adjustments:
Amortization of intangibles	6,138		6,980		3,681
Impact of purchase accounting	820		1,546		2,266
Transaction-related expenses	750		502		1,488
Other corporate expenses	1,337		1,160		902
Non-GAAP operating income	$8,854	14%	$7,772	31%	$5,947

Net loss from continuing operations	$(2,181)	25%	$(2,926)	5%	$(3,074)
Non-GAAP adjustments:
Amortization of intangibles	6,138		6,980		3,681
Impact of purchase accounting	820		1,546		2,266
Transaction-related expenses	824		502		1,485
Other corporate expenses	1,337		1,160		902
Fair value adjustments on equity investments	(342)		(72)		(4)
Aggregate adjustment for income taxes	(1,369)		(2,835)		(2,158)
Non-GAAP net income from continuing operations (a)	$5,227	20%	$4,355	41%	$3,098
_________________
(a) Non-GAAP net income from continuing operations has been recast to exclude fair value adjustments on equity investments, the corresponding tax effects of those adjustments, and discrete tax items.

In addition to the above measures, we also use EBITDA and adjusted EBITDA to provide additional information for evaluation of our operating performance. Adjusted EBITDA excludes purchase accounting adjustments related to the EMC merger transaction and the going-private transaction, acquisition, integration, and divestiture related costs, costs incurred in the Class V transaction, goodwill impairment charges, severance and facility action costs, and stock-based compensation expense. We believe that, due to the non-operational nature of the purchase accounting entries, it is appropriate to exclude these adjustments.

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

The table below presents a reconciliation of EBITDA and adjusted EBITDA to net loss from continuing operations for the periods presented:

	Fiscal Year Ended
	February 1, 2019	% Change	February 2, 2018	% Change	February 3, 2017
	(in millions, except percentages)
Net loss from continuing operations	$(2,181)	25%	$(2,926)	5%	$(3,074)
Adjustments:
Interest and other, net (a)	2,170		2,353		2,104
Income tax benefit	(180)		(1,843)		(1,420)
Depreciation and amortization	7,746		8,634		4,840
EBITDA	$7,555	22%	$6,218	154%	$2,450

EBITDA	$7,555	22%	$6,218	154%	$2,450
Adjustments:
Stock-based compensation expense	918		835		392
Impact of purchase accounting (b)	704		1,274		1,898
Transaction-related expenses (c)	722		502		1,525
Other corporate expenses (d)	397		305		510
Adjusted EBITDA	$10,296	13%	$9,134	35%	$6,775
____________________

(a)	See “Results of Operations — Interest and Other, Net” for more information on the components of interest and other, net.

(b)	This amount includes the non-cash purchase accounting adjustments related to the EMC merger transaction and the going-private transaction.

(c)	Transaction-related expenses consist of acquisition, integration, and divestiture related costs, as well as the costs incurred in the Class V transaction.

(d)	Consists of goodwill impairment charges, severance, and facility action costs.

RESULTS OF OPERATIONS

Consolidated Results

The following table summarizes our consolidated results from continuing operations for each of the periods presented. Unless otherwise indicated, all changes identified for the current period results represent comparisons to results for the prior corresponding fiscal period. Multiple accounting standards were adopted during the first quarter of Fiscal 2019, which resulted in adjustment or reclassification of amounts previously reported. See Note 2 of the Notes to the Consolidated Financial Statements included in this report for further information regarding our recently adopted accounting standards.

	Fiscal Year Ended
	February 1, 2019			February 2, 2018			February 3, 2017
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue
	(in millions, except percentages)
Net revenue:
Product	$71,287	78.7%	16%	$61,251	77.5%	20%	$51,057	82.1%
Services	19,334	21.3%	9%	17,789	22.5%	60%	11,107	17.9%
Total net revenue	$90,621	100.0%	15%	$79,040	100.0%	27%	$62,164	100.0%
Gross margin:
Product (a)	$13,398	18.8%	36%	$9,818	16.0%	28%	$7,669	15.0%
Services (b)	11,655	60.3%	9%	10,719	60.3%	79%	5,980	53.8%
Total gross margin	$25,053	27.6%	22%	$20,537	26.0%	50%	$13,649	22.0%
Operating expenses	$25,244	27.8%	10%	$22,953	29.0%	43%	$16,039	25.8%
Operating loss	$(191)	(0.2)%	92%	$(2,416)	(3.1)%	(1)%	$(2,390)	(3.8)%
Net loss from continuing operations	$(2,181)	(2.4)%	25%	$(2,926)	(3.7)%	5%	$(3,074)	(4.9)%
Net loss attributable to Dell Technologies Inc.	$(2,310)	(2.5)%	19%	$(2,849)	(3.6)%	(144)%	$(1,167)	(1.9)%

Non-GAAP Financial Information
Non-GAAP net revenue:
Product	$71,348	78.1%	16%	$61,421	76.5%	20%	$51,357	81.1%
Services	19,976	21.9%	6%	18,888	23.5%	58%	11,959	18.9%
Total non-GAAP net revenue	$91,324	100.0%	14%	$80,309	100.0%	27%	$63,316	100.0%
Non-GAAP gross margin:
Product (a)	$16,601	23.3%	21%	$13,761	22.4%	31%	$10,478	20.4%
Services (b)	12,421	62.2%	4%	11,907	63.0%	70%	7,003	58.6%
Total non-GAAP gross margin	$29,022	31.8%	13%	$25,668	32.0%	47%	$17,481	27.6%
Non-GAAP operating expenses	$20,168	22.1%	13%	$17,896	22.3%	55%	$11,534	18.2%
Non-GAAP operating income	$8,854	9.7%	14%	$7,772	9.7%	31%	$5,947	9.4%
Non-GAAP net income from continuing operations (c)	$5,227	5.7%	20%	$4,355	5.4%	41%	$3,098	4.9%
EBITDA	$7,555	8.3%	22%	$6,218	7.7%	154%	$2,450	3.9%
Adjusted EBITDA	$10,296	11.3%	13%	$9,134	11.4%	35%	$6,775	10.7%
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

(c)	Non-GAAP net income from continuing operations has been recast to exclude fair value adjustments on equity investments, the corresponding tax effects of those adjustments, and discrete tax items.

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

As a result of the EMC merger transaction completed on September 7, 2016 and its impact on Fiscal 2017 results, our results for the comparison of Fiscal 2018 and Fiscal 2017 discussed below are not directly comparable.

Overview

The strong global macroeconomic environment throughout Fiscal 2019 has generated robust demand for our products. We believe we are well-positioned to meet this demand with complementary solutions across our strategically aligned family of businesses. During Fiscal 2019, our net revenue and non-GAAP net revenue increased 15% and 14%, respectively. The increases in net revenue and non-GAAP net revenue were attributable to increases in net revenue across all three business units. The momentum in server, client, and VMware that started building last year has continued in Fiscal 2019, and we are seeing progress in the growth of our storage business revenue.

During Fiscal 2019 and Fiscal 2018, our operating loss was $191 million and $2.4 billion, respectively. The decrease in our operating loss for Fiscal 2019 was primarily attributable to a decrease in amortization of intangible assets and purchase accounting adjustments related to the EMC merger transaction and an increase in operating income for ISG, and, to a lesser extent, VMware.

Amortization of intangible assets and purchase accounting adjustments that impacted operating income totaled $7.0 billion and $8.5 billion for Fiscal 2019 and Fiscal 2018, respectively. Excluding these costs, transaction-related expenses, and other corporate expenses, non-GAAP operating income increased 14% to $8.9 billion during Fiscal 2019. The increase in non-GAAP operating income for Fiscal 2019 was primarily due to an increase in operating income for ISG and, to a lesser extent, VMware.

Cash provided by operating activities was $7.0 billion and $6.8 billion during Fiscal 2019 and Fiscal 2018, respectively. The increase in operating cash flows during Fiscal 2019 was driven by business momentum, improved profitability, and an increase in deferred revenue. See “Market Conditions, Liquidity, Capital Commitments, and Contractual Cash Obligations” for further information on our cash flow metrics.

Net Revenue

Fiscal 2019 compared to Fiscal 2018

During Fiscal 2019, our net revenue and non-GAAP net revenue increased 15% and 14%, respectively. The increases in net revenue and non-GAAP net revenue were attributable to increases in net revenue across all three business units. See “Business Unit Results” for further information.

•
Product Net Revenue — Product net revenue includes revenue from the sale of hardware products and software licenses. During Fiscal 2019, both product net revenue and non-GAAP product net revenue increased 16%. These increases were attributable to an increase in product revenue across all three business units, driven by strength in sales across all product categories.

•
Services Net Revenue — Services net revenue includes revenue from our services offerings and support services related to hardware products and software licenses. During Fiscal 2019, services net revenue and non-GAAP services net revenue increased 9% and 6%, respectively. These increases were primarily due to an increase in services revenue for hardware support and deployment and software maintenance due to growth in the business. A portion of services net revenue is derived from offerings that have been deferred over a period of time, and, as a result, reported services net revenue growth rates will be different than product net revenue growth rates.

From a geographical perspective, net revenue generated by sales to customers in all regions increased in Fiscal 2019 due to strong performance globally in all three business units.

Fiscal 2018 compared to Fiscal 2017

During Fiscal 2018, our net revenue and non-GAAP net revenue both increased 27%, primarily due to the incremental net revenue from the EMC acquired businesses and, to a lesser extent, an increase in CSG net revenue. See “Business Unit Results” for further information.

•
Product Net Revenue — During Fiscal 2018, product net revenue and non-GAAP product net revenue both increased 20%, primarily due to the incremental product net revenue from the EMC acquired businesses and, to a lesser extent, an increase in CSG product net revenue. The increases in product net revenue and non-GAAP product net revenue during Fiscal 2018 were driven by strength in sales of notebooks, workstations, servers, and VMware license revenue.

•
Services Net Revenue — During Fiscal 2018, services net revenue and non-GAAP services net revenue increased 60% and 58%, respectively. These increases were primarily due to the incremental services net revenue from the EMC acquired businesses.

From a geographical perspective, net revenue generated by sales to customers in all regions increased in Fiscal 2018 primarily as a result of the incremental net revenue from the EMC acquired businesses. Our mix of revenues generated in the Americas, EMEA, and APJ did not change substantially as a result of the EMC merger transaction.

Gross Margin

Fiscal 2019 compared to Fiscal 2018

During Fiscal 2019, our gross margin increased 22% to $25.1 billion, and our gross margin percentage increased 160 basis points to 27.6%. The increase in our gross margin percentage during Fiscal 2019 was primarily attributable to a decrease in amortization of intangibles and purchase accounting adjustments, offset partially by gross margin rate pressure in CSG and product mix dynamics in ISG due to growth in sales of servers, which typically have a lower gross margin than storage products.

Our gross margin for Fiscal 2019 and Fiscal 2018 included the impact of amortization of intangibles and purchase accounting adjustments of $3.6 billion and $5.0 billion, respectively. Excluding these costs, transaction-related expenses, and other corporate expenses, non-GAAP gross margin for Fiscal 2019 increased 13% to $29.0 billion, and non-GAAP gross margin percentage decreased 20 basis points to 31.8%. The increase in our non-GAAP gross margin was attributable to increases in gross margin across all three business units. The decrease in our non-GAAP gross margin percentage was primarily due to product mix dynamics in ISG due to growth in sales of servers and gross margin rate pressure in CSG.

•
Products — During Fiscal 2019, product gross margin increased 36% to $13.4 billion, and product gross margin percentage increased 280 basis points to 18.8%. The increases in both product gross margin and product gross margin percentage were primarily attributable to a decrease in amortization of intangibles and purchase accounting adjustments. During Fiscal 2019, non-GAAP product gross margin increased 21% to $16.6 billion, and non-GAAP product gross margin percentage increased 90 basis points to 23.3%. The increases in product gross margin and non-GAAP product gross margin were driven primarily by increases in product revenue in all three business units due to strength in sales of ISG servers and storage, CSG commercial products, and VMware software licenses. Product gross margin percentage and non-GAAP product gross margin percentage increased primarily as a result of higher product gross margin percentages for ISG and VMware.

Our gross margins include benefits relating primarily to settlements from certain vendors regarding their past pricing practices. During Fiscal 2018, we entered into a settlement agreement with a vendor to resolve a dispute regarding past pricing practices. Vendor settlements are allocated to our segments based on the relative amount of affected vendor products sold by each segment. Our gross margin for Fiscal 2018 included a benefit of $68 million related to receipt of payment under the settlement, which was entirely allocated to CSG.

•
Services — During Fiscal 2019, services gross margin increased 9% to $11.7 billion, and services gross margin percentage was consistent at 60.3%. Services gross margin increased due to growth in services gross margin in CSG and VMware, particularly in hardware support and deployment and software maintenance. During Fiscal 2019 and Fiscal 2018, services gross margin also benefited from a decrease in purchase accounting adjustments, which totaled $0.6 billion and $1.1 billion, respectively. Excluding these costs, transaction-related expenses, and other corporate expenses, non-GAAP services gross margin increased 4% to $12.4 billion, and non-GAAP services gross margin percentage decreased 80 basis points to 62.2%. Services gross margin percentage decreased primarily due to lower services gross margin percentages in all three business units.

Fiscal 2018 compared to Fiscal 2017

During Fiscal 2018, our gross margin increased 50% to $20.5 billion, and our gross margin percentage increased 400 basis points to 26.0%. The increases in our gross margin and gross margin percentage were primarily attributable to incremental gross margin from the EMC acquired businesses, which have higher gross margin percentages. The effect of the higher gross margin and gross margin percentage was partially offset by the combined impact of amortization of intangibles and purchase accounting adjustments as a result of the EMC merger transaction.

Our gross margin for the Fiscal 2018 and Fiscal 2017 included the effect of amortization of intangibles and purchase accounting adjustments related to the EMC merger transaction and, to a lesser extent, the going-private transaction, of $5.0 billion and $3.6 billion, respectively. Excluding these costs, transaction-related expenses, and other corporate expenses, total non-GAAP gross margin for Fiscal 2018 increased 47% to $25.7 billion and non-GAAP gross margin percentage increased 440 basis points to 32.0%. The increase in non-GAAP gross margin and non-GAAP gross margin percentage was primarily attributable to incremental gross margin from the EMC acquired businesses.

•
Products — During Fiscal 2018, product gross margin increased 28% to $9.8 billion, and product gross margin percentage increased 100 basis points to 16.0%. These increases in product gross margin and product gross margin percentage were driven primarily by additional product gross margin from the EMC acquired businesses, which was partially offset by an increase in amortization of intangibles related to the EMC merger transaction, and to a lesser extent, component cost pressures in CSG and ISG.

During Fiscal 2018, non-GAAP product gross margin increased 31% to $13.8 billion, and non-GAAP product gross margin percentage increased 200 basis points to 22.4%. The increase in non-GAAP product gross margin from the EMC acquired businesses was partially offset by component cost pressures in CSG and ISG. Gross margin strengthened throughout Fiscal 2018 as we managed our pricing in response to the cost environment during the period.

Our gross margins included benefits related to receipts under vendor settlements of $68 million and $80 million for Fiscal 2018 and Fiscal 2017, respectively. These benefits were entirely allocated to CSG.

•
Services — During Fiscal 2018, services gross margin increased 79% to 10.7 billion, and services gross margin percentage increased 650 basis points to 60.3%. During Fiscal 2018, non-GAAP services gross margin increased 70% to $11.9 billion, and non-GAAP services gross margin percentage increased 440 basis points to 63.0%. These increases were primarily attributable to the incremental services gross margin from the EMC acquired businesses.

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

The terms and conditions of our vendor rebate programs are largely based on product volumes and are generally negotiated either at the beginning of the annual or quarterly period, depending on the program. The timing and amount of vendor rebates and other discounts we receive under the programs may vary from period to period, reflecting changes in the competitive environment. We monitor our component costs and seek to address the effects of any changes to terms that might arise under our vendor rebate programs. Our gross margins for Fiscal 2019 and Fiscal 2018 were not materially affected by any changes to the terms of our vendor rebate programs, as the amounts we received under these programs were generally stable relative to our total net cost. We are not aware of any significant changes to vendor pricing or rebate programs that may impact our results in the near term.

In addition, we have pursued legal action against certain vendors and are currently involved in negotiations with other vendors regarding their past pricing practices. We have negotiated settlements with some of these vendors and may have additional settlements in future periods. These settlements are allocated to our segments based on the relative amount of affected vendor products sold by each segment. No such settlements were recorded in Fiscal 2019 that would have a material impact on product gross margins or affect comparability with product gross margin in Fiscal 2018. Pricing settlements benefited product gross margins in Fiscal 2018 and Fiscal 2017 by $68 million, and $80 million, respectively.

Operating Expenses

The following table presents information regarding our operating expenses during each of the periods presented:

	Fiscal Year Ended
	February 1, 2019			February 2, 2018			February 3, 2017
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue
	(in millions, except percentages)
Operating expenses:
Selling, general, and administrative	$20,640	22.7%	11%	$18,569	23.6%	39%	$13,403	21.6%
Research and development	4,604	5.1%	5%	4,384	5.5%	66%	2,636	4.2%
Total operating expenses	$25,244	27.8%	10%	$22,953	29.1%	43%	$16,039	25.8%

Other Financial Information
Non-GAAP operating expenses	$20,168	22.1%	13%	$17,896	22.3%	55%	$11,534	18.2%

Fiscal 2019 compared to Fiscal 2018

During Fiscal 2019, total operating expenses increased 10%. Our operating expenses include the impact of purchase accounting, amortization of intangible assets, transaction-related expenses, and other corporate expenses. Other corporate expenses included a goodwill impairment charge of approximately $190 million recorded during Fiscal 2019. In aggregate, these items totaled $5.1 billion for both Fiscal 2019 and Fiscal 2018. Excluding these costs, total non-GAAP operating expenses for Fiscal 2019 increased 13%. The increases in operating expenses and non-GAAP operating expenses were primarily due to an increase in selling, general, and administrative expenses associated with our revenue growth and sales headcount.

•
Selling, General, and Administrative — Selling, general, and administrative (“SG&A”) expenses increased 11% during Fiscal 2019. The increases in SG&A expenses were primarily driven by investments in our go-to-market capabilities, including sales headcount, and higher performance-based compensation and commission costs, as well as a goodwill impairment charge of approximately $190 million recorded during the third quarter of Fiscal 2019.

•
Research and Development — Research and development (“R&D”) expenses are primarily composed of personnel-related expenses related to product development. R&D expenses as a percentage of net revenue for Fiscal 2019 and Fiscal 2018 were approximately 5.1% and 5.5%, respectively. The decreases in R&D expenses as a percentage of net revenue were attributable to revenue growth that outpaced the scale of R&D investments.  As our industry continues to change and as the needs of our customers evolve, we intend to support R&D initiatives to innovate and introduce new and enhanced solutions into the market.

We continue to make investments designed to enable growth, particularly in our sales force, marketing, and R&D, while balancing our efforts to drive cost efficiencies in the business. We also expect to continue to make investments in support of our own digital transformation to modernize and streamline our IT operations.

Fiscal 2018 compared to Fiscal 2017

During Fiscal 2018, total operating expenses increased 43%. Our operating expenses during Fiscal 2018 and Fiscal 2017 included the impact of purchase accounting associated with the EMC merger transaction and, to a lesser extent, the going-private transaction, amortization of intangible assets, transaction-related expenses, and other corporate expenses. In aggregate, these items totaled $5.1 billion and $4.5 billion for Fiscal 2018 and Fiscal 2017, respectively. Excluding these costs, total non-GAAP operating expenses increased 55%. The increases in operating expenses and non-GAAP operating expenses were primarily due to the incremental operating costs from the EMC acquired businesses.

•
Selling, General, and Administrative — SG&A expenses increased 39% during Fiscal 2018. The increases in SG&A expenses were primarily driven by incremental operating costs of the EMC acquired businesses.

•
Research and Development — R&D expenses as a percentage of net revenue for Fiscal 2018 and Fiscal 2017 were approximately 5.5% and 4.2%, respectively. The increase in R&D expenses was attributable to the expansion of our R&D capability through the EMC merger transaction.

Operating Income/Loss

Fiscal 2019 compared to Fiscal 2018

During Fiscal 2019, our operating loss decreased 92% to $191 million. The decrease in our operating loss for Fiscal 2019 was primarily attributable to a decrease in amortization of intangible assets and purchase accounting adjustments and an increase in operating income for ISG, and to a lesser extent, VMware.

Amortization of intangible assets and purchase accounting adjustments that impacted operating income totaled $7.0 billion and $8.5 billion for Fiscal 2019 and Fiscal 2018, respectively. Excluding these costs, transaction-related expenses, and other corporate expenses, non-GAAP operating income increased 14% to $8.9 billion during Fiscal 2019. The increase in non-GAAP operating income for Fiscal 2019 was primarily due to an increase in operating income for ISG, and to a lesser extent, VMware.

Fiscal 2018 compared to Fiscal 2017

Our operating loss increased 1% during Fiscal 2018, primarily due to higher operating expenses from the EMC acquired businesses as well as an increase in amortization of intangibles related to the EMC merger transaction, the effects of which were mostly offset by an increase in gross margin. While the EMC acquired businesses contributed higher gross margin overall, we experienced gross margin pressure in ISG related to the changing product mix within ISG as well as component cost inflation, particularly for memory components used in ISG products.

Our operating loss includes the impact of purchase accounting associated with the EMC merger transaction and, to a lesser extent, the going-private transaction, amortization of intangible assets, transaction-related expenses, and other corporate expenses. In aggregate, these items totaled $10.2 billion and $8.3 billion for Fiscal 2018 and Fiscal 2017, respectively. Excluding these costs, non-GAAP operating income for Fiscal 2018 increased 31% to $7.8 billion. The increase in non-GAAP operating income for Fiscal 2018 was attributable to an increase in operating income for VMware and CSG.

Interest and Other, Net

The following table provides information regarding interest and other, net for each of the periods presented:

	Fiscal Year Ended
	February 1, 2019	February 2, 2018	February 3, 2017
	(in millions)
Interest and other, net:
Investment income, primarily interest	$313	$207	$102
Gain (loss) on investments, net	342	72	4
Interest expense	(2,488)	(2,406)	(1,751)
Foreign exchange	(206)	(113)	(77)
Debt extinguishment	—	—	(337)
Other	(131)	(113)	(45)
Total interest and other, net	$(2,170)	$(2,353)	$(2,104)
Fiscal 2019 compared to Fiscal 2018

Effective in the first quarter of Fiscal 2019, we adopted the new accounting guidance for “Recognition and Measurement of Financial Assets and Financial Liabilities.” As a result, we record in interest and other, net changes in the fair value of our publicly-traded strategic investments and changes in the value of our strategic investments without readily determinable fair values when adjusted to fair value upon observable price changes or impairment. During Fiscal 2019, the change in interest and other, net was favorable by $183 million, primarily due to gains on strategic investments. To fund a portion of the cash consideration paid in the Class V transaction, we incurred additional debt and liquidated a significant amount of our investments. As a result, we expect higher interest expense and lower investment income in Fiscal 2020. See Note 2 and Note 4 of the Notes to the Consolidated Financial Statements included in this report for further information regarding our recently adopted accounting standards and our investments, respectively.

Fiscal 2018 compared to Fiscal 2017

During Fiscal 2018, changes in interest and other, net were unfavorable by $249 million primarily due to an increase in interest expense from new borrowings associated with the EMC merger transaction. This change was partially offset by other expenses incurred in Fiscal 2017, which included approximately $337 million related to debt extinguishment and new borrowings that did not recur in Fiscal 2018.

Income and Other Taxes

Our effective income tax rates were 7.6%, 38.6%, and 31.6% on pre-tax losses of $2.4 billion, $4.8 billion, and $4.5 billion for Fiscal 2019, Fiscal 2018, and Fiscal 2017, respectively. The change in our effective income tax rate for Fiscal 2019 as compared to Fiscal 2018 was primarily attributable to impacts of the Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform”), which reduced our overall tax benefits as a percentage of pre-tax losses. These impacts were offset in part by discrete tax benefits of $154 million resulting from the effect of our adoption of the new revenue standard under ASC 606. The change in our effective income tax rate for Fiscal 2018 as compared to Fiscal 2017 was primarily attributable to tax benefits from charges incurred associated with the EMC merger transaction, including purchase accounting adjustments, interest charges, and stock-based compensation expense. The change in our effective income tax rate was also impacted by tax benefits recognized in Fiscal 2018 related to U.S. Tax Reform, as well as by $201 million of tax charges recognized in Fiscal 2017 related to the divestiture of Dell Services and DSG.

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

GAAP requires the effect of a change in tax laws to be recognized in the period that includes the enactment date.  Accordingly, for Fiscal 2018 we recognized a provisional tax benefit of $0.5 billion related to U.S. Tax Reform, primarily driven by a $1.5 billion tax benefit related to the remeasurement of deferred tax assets and liabilities, offset by $1.0 billion of current and future income tax expenses related to the Transition Tax. We completed our accounting for the income tax effects of U.S. Tax Reform during the fourth quarter of Fiscal 2019 and determined that the adjustment to the provisional estimate was not material. Throughout Fiscal 2019, the U.S. Department of the Treasury and the Internal Revenue Service issued preliminary regulatory guidance clarifying certain provisions of U.S. Tax Reform, and we anticipate that additional regulatory guidance and technical clarifications will be issued. When additional guidance is issued, we will recognize the related tax impact in the fiscal quarter of such issuance.

Our effective income tax rate can fluctuate depending on the geographic distribution of our worldwide earnings, as our foreign earnings are generally taxed at lower rates than in the United States. The differences between our effective income tax rate and the U.S. federal statutory rate of 21% principally result from the geographical distribution of income and differences between the book and tax treatment of certain items. In certain jurisdictions, our tax rate is significantly less than the applicable statutory rate as a result of tax holidays. The majority of our foreign income that is subject to these tax holidays and lower tax rates is attributable to Singapore, China, and Malaysia. Although a significant portion of these income tax benefits relates to a tax holiday that expired during Fiscal 2019, we have negotiated new terms for the affected subsidiary.  These new terms provide for a reduced income tax rate and will be effective until January 31, 2029.  Our other tax holidays will expire in whole or in part during Fiscal 2022 through Fiscal 2030. Many of these tax holidays and reduced tax rates may be extended when certain conditions are met or may be terminated early if certain conditions are not met.

For further discussion regarding tax matters, including the status of income tax audits, see Note 11 of the Notes to the Consolidated Financial Statements included in this report.

Net Income/Loss from Continuing Operations

Fiscal 2019 compared to Fiscal 2018

During Fiscal 2019, net loss from continuing operations decreased 25% to $2.2 billion. The decrease in net loss from continuing operations during Fiscal 2019 was primarily attributable to a decrease in operating loss and, to a lesser extent, a decrease in interest and other, net expense, which was partially offset by a decrease in tax benefit.

Net loss for Fiscal 2019 included amortization of intangible assets, the impact of purchase accounting, transaction-related expenses, other corporate expenses, fair value adjustments on equity investments, and discrete tax items. Excluding these costs and the related tax impacts, non-GAAP net income from continuing operations increased 20% to $5.2 billion during Fiscal 2019. The increase in non-GAAP net income from continuing operations during Fiscal 2019 was primarily attributable to an increase in operating income and a decrease in interest and other, net expense, which was partially offset by an increase in income tax expense.

Fiscal 2018 compared to Fiscal 2017

During Fiscal 2018, net loss from continuing operations decreased 5% to a net loss from continuing operations of $2.9 billion. The decrease in net loss from continuing operations during Fiscal 2018 was primarily attributable to an increase in tax benefit, partially offset by an increase in operating loss and to an increase in interest and other, net expense. Net loss from continuing operations for Fiscal 2018 included amortization of intangible assets, the impact of purchase accounting, transaction-related expenses, other corporate expenses, fair value adjustments on equity investments, and discrete tax items. Excluding these costs and the related tax impacts, non-GAAP net income from continuing operations increased 41% to $4.4 billion during Fiscal 2018. The increase in non-GAAP net income from continuing operations during Fiscal 2018 was primarily attributable to increases in operating income, the effect of which was partially offset by increases in interest and other, net expense and income tax expense.

Non-controlling Interests

Fiscal 2019 compared to Fiscal 2018

During Fiscal 2019, net income attributable to non-controlling interests was $129 million, compared to a net loss attributable to non-controlling interests of $77 million during Fiscal 2018. Net income or loss attributable to non-controlling interests consisted of net income or loss attributable to our non-controlling interests in VMware, Inc., Pivotal, and Secureworks. For more information about our non-controlling interests, see Note 13 of the Notes to the Consolidated Financial Statements included in this report.

Fiscal 2018 compared to Fiscal 2017

During Fiscal 2018, net loss attributable to non-controlling interests was $77 million, while during Fiscal 2017, net income attributable to non-controlling interests was $9 million. During Fiscal 2018 net loss attributable to non-controlling interests primarily consisted of net loss attributable to the non-controlling interest in VMware, Inc.

Net Loss Attributable to Dell Technologies Inc.

Fiscal 2019 compared to Fiscal 2018

Net loss attributable to Dell Technologies Inc. represents net loss and an adjustment for non-controlling interests. Net loss attributable to Dell Technologies Inc. was $2.3 billion and $2.8 billion, respectively, during Fiscal 2019 and Fiscal 2018. The decrease in net loss attributable to Dell Technologies Inc. during Fiscal 2019 was primarily attributable to a decrease in net loss for the period.

Fiscal 2018 compared to Fiscal 2017

Net loss attributable to Dell Technologies Inc. represents net loss from continuing operations, an adjustment for non-controlling interests, and, in Fiscal 2017, an adjustment for discontinued operations. During Fiscal 2018 and Fiscal 2017, net loss attributable to Dell Technologies Inc. was $2.8 billion and $1.2 billion, respectively. The increase in net loss attributable to Dell Technologies Inc. during Fiscal 2018 was primarily attributable to a decrease in net loss from continuing operations and the absence of income from our discontinued operations in Fiscal 2018 as a result of completion of the divestiture transactions in Fiscal 2017.

Business Unit Results

Fiscal 2019 compared to Fiscal 2018

Our reportable segments are based on the following business units: ISG, CSG, and VMware. A description of our three business units is provided under “Introduction.” See Note 19 of the Notes to the Consolidated Financial Statements included in this report for a reconciliation of net revenue and operating income by reportable segment to consolidated net revenue and consolidated operating loss, respectively.

During the first quarter of Fiscal 2019, we made certain segment reporting changes, which included the movement of Virtustream results from ISG to other businesses. None of these changes impacted our previously reported consolidated financial results, but our prior period segment results have been recast to reflect this change.

Infrastructure Solutions Group:

The following table presents net revenue and operating income attributable to ISG for the respective periods:

	Fiscal Year Ended
	February 1, 2019	% Change	February 2, 2018	% Change	February 3, 2017
	(in millions, except percentages)
Net revenue:
Servers and networking	$19,953	28%	$15,533	20%	$12,973
Storage	16,767	9%	15,384	69%	9,097
Total ISG net revenue	$36,720	19%	$30,917	40%	$22,070

Operating income:
ISG operating income	$4,151	35%	$3,068	5%	$2,920
% of segment net revenue	11.3%		9.9%		13.2%
Fiscal 2019 compared to Fiscal 2018

Net Revenue — During Fiscal 2019, ISG net revenue increased 19% primarily due to an increase in sales of servers and networking as well as an increase in sales of storage. Revenue from servers and networking increased 28% during Fiscal 2019, driven by an increase in both average selling price and units sold of our PowerEdge servers. Average selling prices increased due to the sale of servers with more robust compute capacity and higher memory and storage content, which was driven by customer demand for servers that enable big data analytics and software-defined storage solutions, including hyper-converged infrastructure, as well as increased component costs during the first half of Fiscal 2019. Storage revenue increased 9% during Fiscal 2019 due to strong growth in our network-attached storage and object storage solutions. We have been making go-to-market investments and enhancements to our storage solutions offerings, and expect that these investments will drive long-term improvements in the business. Although component costs were inflationary during the first half of Fiscal 2019, they were slightly deflationary in the aggregate for ISG during the second half of Fiscal 2019, and we continue to monitor our pricing in response to changes in the component cost environment. We expect the aggregate ISG component cost environment to continue to be slightly deflationary into the first half of Fiscal 2020.

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

From a geographical perspective, net revenue attributable to ISG increased across all regions during Fiscal 2019.

Operating Income — During Fiscal 2019, ISG operating income as a percentage of net revenue increased 140 basis points to 11.3% primarily due to a decrease in operating expenses as a percentage of revenue, partially offset by a decrease in ISG gross margin percentage. Revenue growth outpaced our investments in go-to-market capabilities and solutions offerings, and, as a result, operating expenses decreased as a percentage of revenue. We experienced gross margin pressure due to a shift in product mix to servers, which typically have a lower gross margin than storage products.

Fiscal 2018 compared to Fiscal 2017

Net Revenue — During Fiscal 2018, ISG net revenue increased 40% primarily due to incremental storage net revenue associated with the EMC acquired storage business and, to a lesser extent, increases in servers and networking. Revenue from servers and networking increased 20% during Fiscal 2018, driven by an increase in both average selling price and units sold of our PowerEdge server product. Average selling prices increased as we managed our pricing in response to the current component cost environment, and also reflected the sale of servers with higher memory and storage content. Storage revenue increased 69% during Fiscal 2018 due to the incremental revenue from the EMC acquired storage business. Although we experienced strong growth in all-flash and hyper-converged infrastructure products, we are experiencing reduced demand in ISG for certain elements of our storage portfolio, including traditional high-end and midrange storage offerings. We are addressing this dynamic through investments in our go-to-market capabilities and product enhancements.

From a geographical perspective, during Fiscal 2018, ISG net revenue increased in all regions due to the incremental revenue from the EMC acquired storage business. The EMC acquired storage business operates on a world-wide basis with a geographic mix similar to that of the legacy Dell ISG business.

Operating Income — During Fiscal 2018, ISG operating income decreased 330 basis points to 9.9% primarily due to increased operating expenses from the EMC acquired businesses and larger investments in our go-to-market capabilities and research and development. While the EMC acquired storage business contributed higher gross margin overall, we experienced gross margin pressure due to changing product mix within ISG as well as component cost inflation, particularly for memory components used in ISG products.

Client Solutions Group:

The following table presents net revenue and operating income attributable to CSG for the respective periods:

	Fiscal Year Ended
	February 1, 2019	% Change	February 2, 2018	% Change	February 3, 2017
	(in millions, except percentages)
Net revenue:
Commercial	$30,893	12%	$27,507	7%	$25,773
Consumer	12,303	5%	11,711	9%	10,736
Total CSG net revenue	$43,196	10%	$39,218	7%	$36,509

Operating income:
CSG operating income	$1,960	(4)%	$2,044	17%	$1,751
% of segment net revenue	4.5%		5.2%		4.8%

Fiscal 2019 compared to Fiscal 2018

Net Revenue — During Fiscal 2019, CSG net revenue increased 10% due to continued strong demand for our commercial products and overall higher average selling prices driven by an increase in consumer. Commercial net revenue increased 12%, driven primarily by increased demand across all product categories. Consumer net revenue increased 5%, driven primarily by a shift in product mix to our high end notebooks. During Fiscal 2019, we effectively managed our pricing in response to supply chain dynamics, geographical mix, foreign currency exchange fluctuations, and the component cost environment. The aggregate CSG component cost environment was deflationary in the second half of Fiscal 2019, and we expect deflationary conditions to continue into the first half of Fiscal 2020.

From a geographical perspective, net revenue attributable to CSG increased across all regions during Fiscal 2019.

Operating Income — During Fiscal 2019, CSG operating income as a percentage of net revenue decreased 70 basis points to 4.5%. The decrease was primarily due to higher component costs during the first half of Fiscal 2019 that negatively impacted CSG gross margin and to increases in CSG operating expense as a percentage of revenue resulting from higher performance-driven commission costs and marketing expense related to our net revenue growth. In addition, the decline in CSG operating income as a percentage of revenue during Fiscal 2019 was partially attributable to a $68 million vendor settlement benefit recorded during Fiscal 2018, which resulted in an incremental 20 basis points to our operating income percentage in the prior period that did not recur. Excluding the effect of this vendor settlement, CSG operating income as a percentage of revenue decreased 50 basis points during Fiscal 2019.

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

Operating Income — During Fiscal 2018, CSG operating income as a percentage of net revenue increased 40 basis points to 5.2% primarily due to a reduction in CSG operating expenses as a percentage of net revenue, as we continued to manage our cost position. This benefit was partially offset by increased component costs, which we were able to mitigate in large part through pricing actions. The impact of the vendor settlements recorded in Fiscal 2018 and Fiscal 2017 did not affect comparability for these periods.

VMware:

The following table presents net revenue and operating income attributable to VMWare for the respective periods:

	Fiscal Year Ended
	February 1, 2019	% Change	February 2, 2018	% Change	February 3, 2017
	(in millions, except percentages)
Net revenue:
VMware net revenue	$9,088	14%	$7,994	126%	$3,543

Operating income:
VMware operating income	$2,989	6%	$2,809	85%	$1,516
% of segment net revenue	32.9%		35.1%		42.8%

Fiscal 2019 compared to Fiscal 2018

Net Revenue — VMware net revenue primarily consists of revenue from the sale of software licenses under perpetual licenses, related software maintenance and support, training, consulting services, and hosted services. VMware net revenue during Fiscal 2019 increased 14% primarily due to growth in software license revenue and sales of software maintenance services. Software license revenue benefited from broad-based growth across the product portfolio. Software maintenance revenue benefited from strong renewals, revenue recognized from maintenance contracts sold in prior periods, and new maintenance contracts sold during the period.

From a geographical perspective, approximately half of VMware net revenue during Fiscal 2019 was generated by sales to customers in the United States. VMware net revenue for Fiscal 2019 benefited from growth across U.S. and international markets.

Operating Income — During Fiscal 2019, VMware operating income as a percentage of net revenue decreased 220 basis points to 32.9%. The decrease was driven by an increase in operating expenses as a percentage of revenue due to an increase in compensation-related expense associated with sales and sales support, which reflected increased performance-driven commission costs and headcount, as well as to an increase in R&D expenses.

See Exhibit 99.1 filed with this report for information on the differences between VMware reportable segment results and VMware, Inc. results.

Fiscal 2018 compared to Fiscal 2017

Net Revenue — VMware net revenue for Fiscal 2018 benefited from balanced performance in all major geographies and broad strength across the product portfolio.

From a geographical perspective, approximately half of VMware net revenue during Fiscal 2018 was generated by sales to customers in the United States.

Operating Income — During Fiscal 2018, VMware operating income as a percentage of net revenue was 35.1%, primarily driven by strong gross margin performance during the year.

OTHER BALANCE SHEET ITEMS

Accounts Receivable

We sell products and services directly to customers and through a variety of sales channels, including retail distribution. Our accounts receivable, net, was $12.4 billion and $11.7 billion as of February 1, 2019 and February 2, 2018, respectively. We maintain an allowance for doubtful accounts to cover receivables that may be deemed uncollectible. The allowance for losses is based on a provision for accounts that are collectively evaluated based on historical bad debt experience as well as specific identifiable customer accounts that are deemed at risk. As of February 1, 2019 and February 2, 2018, the allowance for doubtful accounts was $85 million and $103 million, respectively. Based on our assessment, we believe that we are adequately reserved for expected credit losses. We monitor the aging of our accounts receivable and continue to take actions to reduce our exposure to credit losses.

Dell Financial Services and Financing Receivables

Dell Financial Services and its affiliates (“DFS”) support Dell Technologies by offering and arranging various financing options and services for our customers globally, including through captive financing operations in North America, Europe, Australia, and New Zealand. DFS originates, collects, and services customer receivables primarily related to the purchase of our product, software, and service solutions. DFS further strengthens our customer relationships through its flexible consumption models, which enable us to offer our customers the option to pay over time and, in certain cases, based on utilization, to provide them with financial flexibility to meet their changing technological requirements. New financing originations were $7.3 billion, $6.3 billion, and $4.5 billion for Fiscal 2019, Fiscal 2018, and Fiscal 2017, respectively. The growth in new financing originations during Fiscal 2018 was primarily due to increased offerings related to customer purchases of products and services from the businesses acquired as part of the EMC merger transaction.

DFS offerings are initially funded through cash on hand at the time of origination, most of which is subsequently replaced with third-party financing. As a result, while the initial funding is reflected as an impact to cash flows from operations, it is largely subsequently offset by cash flows from financing. As of February 1, 2019 and February 2, 2018, our financing receivables, net were $8.6 billion and $7.6 billion, respectively.
We maintain an allowance to cover expected financing receivable credit losses and evaluate credit loss expectations based on our total portfolio. For Fiscal 2019, Fiscal 2018, and Fiscal 2017, the principal charge-off rate for our total portfolio was 1.2%, 1.5%, and 2.0%, respectively. The credit quality of our financing receivables has improved in recent years due to an overall improvement in the credit environment and as the mix of high-quality commercial accounts in our portfolio has continued to increase. The allowance for losses is determined based on various factors, including historical and anticipated experience, past due receivables, receivable type, and customer risk profile. As of February 1, 2019 and February 2, 2018, the allowance for financing receivable losses was $136 million and $145 million, respectively. In general, the loss rates on our financing receivables have improved over the periods presented.  We expect relatively stable loss rates in future periods, with movements in these rates being primarily driven by seasonality and a continued shift in portfolio composition to lower risk commercial assets. We continue to monitor broader economic indicators and their potential impact on future loss performance. We have an extensive process to manage our exposure to customer credit risk, including active management of credit lines and our collection activities. We also sell selected fixed-term financing receivables to unrelated third parties on a periodic basis, primarily to manage certain concentrations of customer credit exposure.  Based on our assessment of the customer financing receivables, we believe that we are adequately reserved.
See Note 5 of the Notes to the Consolidated Financial Statements included in this report for additional information about our financing receivables and the associated allowances.

Off-Balance Sheet Arrangements
As of February 1, 2019, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition or results of operations.

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

We monitor credit risk associated with our financial counterparties using various market credit risk indicators such as credit ratings issued by nationally recognized credit rating agencies and changes in market credit default swap levels. We perform periodic evaluations of our positions with these counterparties and may limit exposure to any one counterparty in accordance with our policies. We monitor and manage these activities depending on current and expected market developments.

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

Liquidity and Capital Resources

To support our ongoing business operations, we rely on operating cash flows as our primary source of liquidity. We monitor the efficiency of our balance sheet to ensure that we have adequate liquidity to support our strategic initiatives. In addition to internally generated cash, we have access to other capital sources to finance our strategic initiatives and fund growth in our financing operations. As of February 1, 2019, we had $9.7 billion of total cash and cash equivalents. Our strategy is to deploy capital from any potential source, whether internally generated cash or debt, depending on the adequacy and availability of that source of capital and whether it can be accessed in a cost-effective manner.

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

During the fourth quarter of Fiscal 2019, as discussed above in “Introduction — Class V Transaction,” we completed a transaction in which all issued and outstanding shares of Class V Common Stock were exchanged for cash or shares of Class C Common Stock at the stockholder’s election. We paid a total of $14 billion of cash to holders of Class V Common Stock.

To fund a majority of the cash payment to stockholders, VMware, Inc. declared a conditional $11 billion one-time special cash dividend (the “Special Dividend”), which was paid pro-rata to VMware, Inc. stockholders as of the dividend record date of December 27, 2018 and in connection with the completion of the Class V transaction. Our cash, cash equivalents, and investments declined significantly, commensurate with the cash required to fund this transaction. VMware, Inc. has advised us that, following its payment of the Special Dividend, VMware, Inc. will remain committed to a balanced capital allocation policy through investment in their product and solution offerings, acquisitions, and returning capital to their stockholders through share repurchases.

We funded a majority of the cash consideration paid in the Class V transaction from the $8.87 billion of the proceeds of the Special Dividend. The remaining amount of the cash consideration was primarily funded with $3.67 billion of proceeds from new senior secured term loans under our senior secured credit facilities and proceeds of a margin loan financing in an aggregate principal amount of $1.35 billion. See Note 6 of the Notes to the Consolidated Financial Statements included in this report for information about the debt we incurred to finance the Class V transaction.

The following table summarizes our cash and cash equivalents as well as our available borrowings as of February 1, 2019 and February 2, 2018:

	February 1, 2019	February 2, 2018
	(in millions)
Cash and cash equivalents, and available borrowings:
Cash and cash equivalents (a)	$9,676	$13,942
Remaining available borrowings under revolving credit facilities	5,586	4,875
Total cash, cash equivalents, and available borrowings	$15,262	$18,817
____________________

(a)	Of the $9.7 billion of cash and cash equivalents as of February 1, 2019, $2.8 billion was held by VMware, Inc.

Available borrowings under our Revolving Credit Facility are reduced by draws on the facility and outstanding letters of credit. As of February 1, 2019, there were no borrowings outstanding under the facility and remaining available borrowings totaled approximately $4.5 billion.

Subsequent to the end of Fiscal 2019, we renewed our China Revolving Credit Facility, which expired on October 31, 2018. The facility provides an aggregate principal amount not to exceed $500 million at an interest rate of LIBOR plus 0.6% per annum. We may regularly use our available borrowings from both our Revolving Credit Facility and our China Revolving Credit Facility on a short-term basis for general corporate purposes.

The VMware Revolving Credit Facility and the Pivotal Revolving Credit Facility have maximum aggregate borrowings of $1.0 billion and $100 million, respectively. None of the net proceeds of such borrowings will be made available to support the operations or satisfy any corporate purposes of Dell Technologies, other than the operations and corporate purposes of VMware, Inc., Pivotal, and their respective subsidiaries. As of February 1, 2019, $1.0 billion was available under the VMware Revolving Credit Facility and $100 million was available under the Pivotal Revolving Credit Facility.

See Note 6 of the Notes to the Consolidated Financial Statements included in this report for additional information about each of the foregoing revolving credit facilities.

Even with the significant decline in cash and cash equivalents that resulted from the Class V transaction, we believe that our current cash and cash equivalents, together with cash that will be provided by future operations and expected borrowings under our revolving credit facilities, will be sufficient over at least the next twelve months to fund our operations, debt service requirements and maturities, capital expenditures, share repurchases, and other corporate needs.

Debt

The following table summarizes our outstanding debt as of February 1, 2019 and February 2, 2018:

	February 1, 2019	February 2, 2018
	(in millions)
Restricted Subsidiary Debt
Core debt:
Senior Secured Credit Facilities and First Lien Notes	$32,720	$30,595
Unsecured Notes and Debentures	1,952	2,452
Senior Notes	3,250	3,250
EMC Notes	3,000	5,500
DFS allocated debt	(1,615)	(1,892)
Total core debt	39,307	39,905
DFS related debt:
DFS debt	5,929	4,796
DFS allocated debt	1,615	1,892
Total DFS related debt	7,544	6,688
Margin Loan and Other	3,388	2,054
Unrestricted Subsidiary Debt
VMware Notes	4,000	4,000
Other	—	47
Total unrestricted subsidiary debt	4,000	4,047
Total debt, principal amount	54,239	52,694
Carrying value adjustments	(718)	(823)
Total debt, carrying value	$53,521	$51,871

The outstanding principal amount of our debt was $54.2 billion as of February 1, 2019, which included core debt of $39.3 billion. We define core debt as the total principal amount of our debt, less DFS related debt, other debt, and unrestricted subsidiary debt.

DFS related debt primarily represents debt from our securitization and structured financing programs. To fund expansion of the DFS business, we balance the use of the securitization and structured financing programs with other sources of liquidity. We approximate the amount of our debt used to fund the DFS business by applying a 7:1 debt to equity ratio to our financing receivables balance, based on the underlying credit quality of the assets. See Note 5 of the Notes to the Consolidated Financial Statements included in this report for more information about our DFS debt.

As of February 1, 2019 and February 2, 2018, margin loan and other debt primarily consisted of the $3.4 billion Margin Loan Facility.

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

Our requirements for cash to pay principal and interest on our debt increased significantly due to the borrowings we incurred to finance the EMC merger transaction, and to a lesser extent, the Class V transaction. We have made good progress in paying down core debt since the EMC merger transaction. We believe we will continue to be able to make our debt principal and interest payments, including the short-term maturities, from existing and expected sources of cash. Cash used for debt principal and interest payments may include short-term borrowings under revolving credit facilities. We will continue to focus on paying down core debt. Despite the debt repayments, interest expense was $2.5 billion during both Fiscal 2019 and Fiscal 2018. We expect that continued demand for customer financing as well as an increase in LIBOR will impact future interest expense on our variable-rate debt. We or our affiliates, at our or their sole discretion, may purchase, redeem, prepay, refinance, or otherwise retire any amount of our outstanding indebtedness under the terms of such indebtedness at any time and from time to time, in open market or negotiated transactions with the holders of such indebtedness, as appropriate market conditions exist.

See Note 6 of the Notes to the Consolidated Financial Statements included in this report for more information about our debt and our unrestricted subsidiaries.

Fiscal 2019

During Fiscal 2019, we repaid approximately $1.2 billion principal amount of our 3.81% Term Loan A-3 Facility, $2.5 billion principal amount of our 1.875% unsecured notes, $500 million principal amount of our 5.65% unsecured notes and $328 million principal amount of our other term loan facilities. Further, we issued an additional $1.2 billion, net in DFS debt to support the expansion of our financing receivables portfolio.

As discussed above, we incurred additional debt of approximately $5 billion in financing related to the completion of the Class V transaction. Subsequent to Fiscal 2019, we incurred new long-term debt to complete two refinancing transactions. We issued multiple series of First Lien Notes (the “new First Lien Notes”) totaling approximately $4.5 billion and increased the aggregate principal amount of borrowings under our Margin Loan Facility by $650 million. In addition, we amended the credit agreement for our senior secured credit facilities to obtain a new senior secured Term Loan A-6 Facility consisting of $3,634 million, of which $2,839 million aggregate principal amount consisted of amounts outstanding that rolled over from our Term Loan A-2 Facility. Subsequently, $1,277 million aggregate principal amount of Term Loan A-2 Facility remained outstanding.

The proceeds from the new First Lien Notes were used to repay all of our outstanding $3,750 million First Lien Notes due June 2019. In addition, proceeds of approximately $800 million from our Term Loan A-6 Facility, $650 million from the Margin Loan Facility increase, and the remaining proceeds from the new First Lien Notes were used to repay all of our outstanding amounts under the Term Loan A-5 Facility due December 2019. The excess proceeds available from our new First Lien Notes were used to repay outstanding amounts from our Term Loan A-2 Facility and to pay related premiums, accrued interest, fees, and expenses.

In refinancing this debt, we sought to minimize our cost of capital and borrowings under our revolving credit facilities while maintaining a manageable maturity profile. See Note 24 of the Notes to the Consolidated Financial Statements included in this report for additional information about the refinancing transactions.

Fiscal 2018

During Fiscal 2018, we completed two refinancing transactions of the Senior Secured Credit Facilities. In the first refinancing transaction, which occurred during the first quarter of Fiscal 2018, we refinanced the Term Loan B Facility to reduce the interest rate margin by 0.75% and to increase the outstanding principal amount by $0.5 billion. We applied the proceeds from the Term Loan B Facility refinancing to repay $0.5 billion principal amount of the Margin Bridge Facility. Additionally, during the first quarter of Fiscal 2018, we entered into the Margin Loan Facility in the principal amount of $2.0 billion and used the proceeds of the new facility to repay the Margin Bridge Facility in full.

In the second refinancing transaction, which occurred during the third quarter of Fiscal 2018, we refinanced the Term Loan A-2 Facility, Term Loan A-3 Facility, Term Loan B Facility, and the Revolving Credit Facility. As a result of the refinancing, the interest rate margin under each of these facilities decreased by 0.50% and the outstanding principal amount of the Term Loan A-2 Facility increased by $672 million, which we used to pay $212 million principal amount of the Term Loan A-3 Facility and $460 million principal amount of the Term Loan B Facility. Further, the Revolving Credit Facility’s borrowing capacity increased by $180 million to $3.3 billion.

During Fiscal 2018, we repaid approximately $1.2 billion principal amount of our term loan facilities and $0.4 billion under the Revolving Credit Facility and issued an additional $1.3 billion, net, in DFS debt to support the expansion of the DFS financing receivables portfolio.

Further, during the third quarter of Fiscal 2018, VMware, Inc. completed a public offering of senior notes in the aggregate principal amount of $4.0 billion (the “VMware Notes”). VMware, Inc. used a portion of the net proceeds from the offering to repay certain intercompany promissory notes previously issued by it to EMC in the aggregate principal amount of $1.2 billion. We applied the proceeds of this repayment, and other cash, to repay $1.5 billion principal amount of the VMware Note Bridge Facility.

Cash Flows

The following table contains a summary of our Consolidated Statements of Cash Flows for the respective periods:

	Fiscal Year Ended
	February 1, 2019	February 2, 2018	February 3, 2017
	(in millions)
Net change in cash from:
Operating activities	$6,991	$6,843	$2,367
Investing activities	3,389	(2,875)	(31,236)
Financing activities	(14,329)	403	31,785
Effect of exchange rate changes on cash and cash equivalents	(189)	175	24
Change in cash and cash equivalents	$(4,138)	$4,546	$2,940

Operating Activities — Cash provided by operating activities was $7.0 billion for Fiscal 2019 compared to $6.8 billion for Fiscal 2018. The increase in operating cash flows during Fiscal 2019 was attributable to business growth, which drove higher deferred revenue and improved profitability due to product mix and higher average selling prices, partially offset by an increase in inventory. During Fiscal 2019, we experienced supply chain dynamics that temporarily increased our inventory and negatively impacted working capital. We expect our inventory and the associated working capital impact to normalize during Fiscal 2020.

DFS offerings are initially funded through cash on hand at the time of origination, most of which is subsequently replaced with third-party financing. As a result, while the initial funding is reflected as an impact to cash flows from operations, this funding is largely subsequently offset by cash flows from financing. DFS new financing originations were $7.3 billion and $6.3 billion during Fiscal 2019 and Fiscal 2018, respectively. As of February 1, 2019, DFS had $8.6 billion of total net financing receivables. Additionally, as a result of our adoption of the new leasing standard on lessor accounting, we expect an increase to future originations of operating leases which will result in a shift from financing receivables to capital expenditures.  In Fiscal 2020, our cash flows provided by operating activities will benefit by the increase in capital expenditures being reported as cash flows used in investing activities.

In comparison to Fiscal 2018, cash provided by operating activities was $2.4 billion for Fiscal 2017. The increase in operating cash flows during Fiscal 2018 was driven by improved profitability, predominantly due to the incremental profitability from the EMC acquired businesses, and ongoing working capital initiatives. Further, cash paid for transaction costs related primarily to the EMC merger transaction during Fiscal 2017 did not recur in Fiscal 2018. The increase in operating cash flows was partially offset by the growth in our financing receivables portfolio and cash paid for interest and taxes.

Investing Activities — Investing activities primarily consist of cash used to fund strategic investments, the maturities, sales, and purchases of investments, capital expenditures for property, plant, and equipment, and capitalized software development costs. During Fiscal 2019, cash provided by investing activities was $3.4 billion and was primarily driven by the net sales of investments used to fund the Class V transaction, partially offset by capital expenditures and strategic investments.

In comparison, cash used by investing activities was $2.9 billion during Fiscal 2018 and was primarily driven by capital expenditures, capitalized software development costs, and net purchases of investments. Cash used in investing activities was $31.2 billion during Fiscal 2017, principally due to our use of $37.6 billion, net cash to fund the EMC merger transaction.

Financing Activities — Financing activities primarily consist of the proceeds and repayments of debt, cash used to repurchase common stock, and proceeds from the issuance of common stock of subsidiaries. Cash used by financing activities of $14.3 billion during Fiscal 2019 primarily consisted of $14.0 billion in cash paid to holders of the Class V Common Stock in the Class V transaction, partially offset by debt proceeds of $5.0 billion of debt incurred to fund a portion of this payment. Cash used by financing activities also included our repayments of the EMC Note in the amount of $2.5 billion and the Term Loan A-3 Facility in the amount of $1.2 billion, as well as the payment to VMware, Inc.’s public stockholders of $2.1 billion of the Special Dividend.

In comparison, cash provided by financing activities of $0.4 billion during Fiscal 2018 was primarily driven by net proceeds from debt, primarily due to the issuance of the VMware Notes, partially offset by cash used for share repurchases. During Fiscal 2017, cash provided by financing activities was $31.8 billion, and consisted primarily of $46.9 billion in cash proceeds from debt, $43.2 billion of which was issued in connection with the EMC merger transaction, and $4.4 billion in proceeds from the sale and issuance of our Class A, Class B, and Class C Common Stock for financing of that transaction. These issuances were partially offset by $17.0 billion in repayments of debt, $0.9 billion in payments of debt issuance costs, $1.3 billion in payments to repurchase common stock, and $0.4 billion in payments in connection with the appraisal litigation related to the going-private transaction.

Capital Commitments

Capital Expenditures — During both Fiscal 2019 and Fiscal 2018, we spent $1.2 billion on property, plant, and equipment. These expenditures were primarily incurred in connection with our global expansion efforts and infrastructure investments made to support future growth. Product demand, product mix, and the use of contract manufacturers, as well as ongoing investments in operating and information technology infrastructure, influence the level and prioritization of our capital expenditures. Aggregate capital expenditures for Fiscal 2020, which will be primarily related to infrastructure investments and strategic initiatives, are currently expected to total between $2.7 billion and $2.9 billion. The significant increase in expected aggregate capital expenditures from Fiscal 2019 to Fiscal 2020 is primarily related to the estimated reclassification impact of the new leasing standard on lessor accounting of approximately $1.5 billion.

Repurchases of Common Stock

Class V Common Stock Repurchases by Dell Technologies Inc.

Since the date of the EMC merger transaction, our board of directors authorized several programs with a total authorization of $2.1 billion to repurchase shares of our Class V Common Stock. Upon the completion of the Class V transaction, no Class V Common Stock remained outstanding for repurchase.

During Fiscal 2019, we did not repurchase any shares of Class V Common Stock under our stock repurchase programs. During Fiscal 2018, we repurchased 9.7 million shares of Class V Common Stock for an aggregate purchase price of $682 million. The repurchase of these shares was funded by proceeds received by the Class V Group from the sale by our subsidiary of shares of Class A common stock of VMware, Inc. owned by such subsidiary, as discussed below.

See Note 14 of the Notes to the Consolidated Financial Statements included in this report for information about the Class V Group and the DHI Group.

DHI Group Common Stock Repurchases by Dell Technologies Inc.

During Fiscal 2019 and Fiscal 2018, we repurchased an immaterial number of shares of DHI Group Common Stock for $47 million and $6 million, respectively.

VMware, Inc. Class A Common Stock Repurchases by VMware, Inc.

Since the date of the EMC merger transaction, VMware Inc.’s board of directors has authorized the repurchase of a total of $2.2 billion of VMware Inc.’s Class A common stock, of which $834 million remained available as of February 1, 2019.

During Fiscal 2019, VMware, Inc. repurchased approximately 0.3 million shares of its Class A common stock in the open market for an aggregate purchase price of $42 million. During Fiscal 2018, pursuant to stock repurchase agreements between Dell Technologies Inc. and VMware, Inc., VMware, Inc. repurchased 7.5 million shares of its Class A common stock from us for an aggregate purchase price of $725 million. VMware, Inc. received 4.1 million shares of its Class A common stock during the first quarter of Fiscal 2018, 0.7 million shares during the second quarter of Fiscal 2018 and the remaining 2.7 million shares of its Class A common stock during the third quarter of Fiscal 2018. The proceeds from the sales were used by us to repurchase shares of our Class V Common Stock, as described above.

Contractual Cash Obligations

The following table summarizes our contractual cash obligations as of February 1, 2019:

		Payments Due by Fiscal Year
	Total	2020	2021-2022	2023-2024	Thereafter
	(in millions)
Contractual cash obligations:
Principal payments on long-term debt	$54,239	$10,086	$16,394	$15,931	$11,828
Operating leases	1,856	371	554	288	643
Purchase obligations	4,605	3,953	627	21	4
Interest	15,362	2,236	3,695	2,374	7,057
Tax obligations	202	19	39	84	60
Contractual cash obligations	$76,264	$16,665	$21,309	$18,698	$19,592

Principal Payments on Long-Term Debt — Our expected principal cash payments on borrowings are exclusive of discounts and premiums. We have outstanding long-term notes with varying maturities. As of February 1, 2019, the future principal payments related to our DFS debt were expected to be $3.1 billion in Fiscal 2020, $2.7 billion in Fiscal 2021-2022, and $108 million in Fiscal 2023-2024. For additional information about our debt, see Note 6 of the Notes to the Consolidated Financial Statements included in this report.

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

Interest — See Note 6 of the Notes to the Consolidated Financial Statements included in this report for further discussion of our debt and related interest expense.

Tax Obligations — Tax obligations represent a one-time mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries, payable over eight years. Excluded from the table above are $3.4 billion in additional liabilities associated with uncertain tax positions as of February 1, 2019. We are unable to reliably estimate the expected payment dates for any liabilities for uncertain tax positions. See Note 11 of the Notes to the Consolidated Financial Statements included in this report for more information on these tax matters.

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

Revenue Recognition — We sell a wide portfolio of products and services offerings to our customers. Our agreements have varying requirements depending on the goods and services being sold, the rights and obligations conveyed, and the legal jurisdiction of the arrangement.

Revenue is recognized for these arrangements based on the following five steps:

(1)
Identify the contract with a customer. The term “contract” refers to the enforceable rights and obligations provided in an agreement between us and the customer in exchange for payment. We evaluate facts and circumstances regarding sales transactions in order to identify contracts with our customers. An agreement must meet all of the following criteria to qualify as a contract eligible for revenue recognition under the model: (i) the contract must be approved by all parties who are committed to perform their respective obligations; (ii) each party’s rights regarding the goods and services to be transferred to the customer can be identified; (iii) the payment terms for the goods and services can be identified; (iv) the customer has the ability and intent to pay and it is probable that we will collect substantially all of the consideration to which it will be entitled; and (v) the contract must have commercial substance. Judgment is used in determining the customer’s ability and intent to pay, which is based upon various factors including the customer’s historical payment experience or customer credit and financial information.

(2)
Identify the performance obligations in the contract.  Our contracts with customers often include the promise to transfer multiple goods and services to a customer. Distinct promises within a contract are referred to as “performance obligations” and are accounted for as separate units of account. We assess whether each promised good or service is distinct for the purpose of identifying the performance obligations in the contract. This assessment involves subjective determinations and requires management to make judgments about the individual promised goods or services and whether such goods or services are separable from the other aspects of the contractual relationship. Promised goods and services are considered distinct provided that: (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (that is, the good or service is capable of being distinct); and (ii) our promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (that is, the promise to transfer the good or service is distinct within the context of the contract). Our performance obligations include various distinct goods and services such as hardware, software licenses, warranties, and other service offerings and solutions. Promised goods and services are explicitly identified in our contracts and may be sold on a standalone basis or bundled as part of a combined solution. In certain hardware solutions, the hardware is highly interdependent on, and interrelated with the embedded software. In these offerings, the hardware and software licenses are accounted for as a single performance obligation.

(3)
Determine the transaction price.  The transaction price reflects the amount of consideration to which we expect to be entitled in exchange for transferring goods or services to the customer. If the consideration promised in a contract includes a variable amount, we estimate the amount to which we expect to be entitled using either the expected value or most likely amount method. Generally, volume discounts, rebates, and sales returns reduce the transaction price. When we determine the transaction price, we only include amounts that are not subject to significant future reversal.

(4)
Allocate the transaction price to performance obligations in the contract. When a contract includes multiple performance obligations, the transaction price is allocated to each performance obligation in an amount that depicts the consideration to which we expect to be entitled in exchange for transferring the promised goods or services. For contracts with multiple performance obligations, the transaction price is allocated in proportion to the standalone selling price (“SSP”) of each performance obligation.

The best evidence of SSP is the observable price of a good or service when we sell that good or service separately in similar circumstances to similar customers. If a directly observable price is available, we utilize that price for the SSP. If a directly observable price is not available, the SSP must be estimated. We estimate SSP by considering multiple factors, including, but not limited to, pricing practices, internal costs, and profit objectives as well as overall market conditions, which include geographic or regional specific factors, competitive positioning, and competitor actions.

(5)
Recognize revenue when (or as) the performance obligation is satisfied. Revenue is recognized when obligations under the terms of the contract with our customer are satisfied. Revenue is recognized either over time or at a point in time, depending on when the underlying products or services are transferred to the customer. Revenue is recognized at a point in time for products upon transfer of control. Revenue is recognized over time for support and deployment services, software support, SaaS, and IaaS. Revenue is recognized either over time or at a point in time for professional services and training depending on the nature of the offering to the customer.

We report revenue net of any revenue-based taxes assessed by governmental authorities that are imposed on and concurrently with specific revenue-producing transactions.

We elected the following practical expedients with the adoption of the new revenue standard:

•	We do not account for significant financing components if the period between revenue recognition and when the customer pays for the product or service will be one year or less.

•	We recognize revenue equal to the amount we have a right to invoice when the amount corresponds directly with the value to the customer of our performance to date.

•	We do not account for shipping and handling activities as a separate performance obligation, but rather as an activity performed to transfer the promised good.

The following summarizes the nature of revenue recognized and the manner in which we account for sales transactions.

Products

Product revenue consists of hardware and software license sales that are delivered, sold as a subscription, or sold on a consumption basis. Hardware includes notebooks and desktop PCs, servers, storage hardware, and other hardware-related devices. Software license sales include non-essential software applications. Software applications provide customers with resource management, backup and archiving, information security, information management and intelligence, data analytics, and server virtualization capabilities.

Revenue from the sale of hardware products is recognized when control has transferred to the customer, which typically occurs when the hardware has been shipped to the customer, risk of loss has transferred to the customer, we have a present right to payment, and customer acceptance has been satisfied. Customer acceptance is satisfied if acceptance is obtained from the customer, if all acceptance provisions lapse, or if we have evidence that all acceptance provisions will be, or have been, satisfied. Revenue from software license sales is generally recognized when control has transferred to the customer, which is typically upon shipment, electronic delivery, or when the software is available for download by the customer. For certain software arrangements in which the customer is granted a right to additional unspecified future software licenses, our promise to the customer is considered a stand-ready obligation in which the transfer of control, and revenue recognition, will be over time. Invoices for products are generally issued as control transfers, which is typically upon shipment or delivery. There was no significant revenue in any period presented related to performance obligations satisfied or partially satisfied in prior periods.

Services

Services revenue consists of revenue from sales of support services, including hardware support that extends beyond our standard warranties, software maintenance, and installation; professional services; training; SaaS; and IaaS. Revenue associated with undelivered performance obligations is deferred and recorded when or as control is transferred to the customer. Revenue from fixed-price support or maintenance contracts sold for both hardware and software is recognized on a straight-line basis over the period of performance because we are required to provide services at any given time. Other services revenue is recognized when we perform the services and the customer receives and consumes the benefits.

Invoices for services may be issued at the start of a service term, which is typically the case for support and deployment services, or as services are rendered, which is typically the case for professional services, training, SaaS, and IaaS.

Other

Revenue from leasing arrangements is not subject to the revenue standard for contracts with customers and remains separately accounted for under existing lease accounting guidance. We record revenue from the sale of equipment under sales-type leases as product revenue in an amount equal to the present value of minimum lease payments at the inception of the lease. Sales-type leases also produce financing income, which is included in net products revenue in the Consolidated Statements of Income (Loss) and is recognized at effective rates of return over the lease term. We also offer qualified customers fixed-term loans and revolving credit lines for the purchase of our products and services. Financing income attributable to these loans is recognized in product net revenue on an accrual basis.

Disaggregation of Revenue — Our revenue is presented on a disaggregated basis on the Consolidated Statements of Income (Loss) and in Note 19 of the Notes to the Consolidated Financial Statements based on an evaluation of disclosures outside of the financial statements, information regularly reviewed by the chief operating decision maker for evaluating the financial performance of operating segments, and other information that is used to evaluate our financial performance or make resource allocations. This information includes revenue from products and services, revenue from reportable segments, and revenue by major product categories within the segments.

Contract Assets — Contract assets are rights to consideration in exchange for goods or services that we have transferred to a customer when such a right is conditional on something other than the passage of time. Such amounts have been insignificant to date.

Contract Liabilities — Contract liabilities primarily consist of deferred revenue. Deferred revenue is recorded when we have a right to invoice or payments have been received for undelivered products or services, or in situations where revenue recognition criteria have not been met. Deferred revenue also represents amounts received in advance for extended warranty services and software maintenance. Revenue is recognized on these items when the revenue recognition criteria are met, generally resulting in ratable recognition over the contract term. We also have deferred revenue related to undelivered hardware and professional services, consisting of installations and consulting engagements, which are recognized when our performance obligations under the contract are completed. See Note 9 of the Notes to the Consolidated Financial Statements included in this report for additional information about deferred revenue.

Costs to Obtain a Contract — The incremental direct costs of obtaining a contract primarily consist of sales commissions and employer taxes related to commission payments. We elected, as a practical expedient, to expense as incurred costs to obtain a contract equal to or less than one year in duration. For contracts greater than one year in duration, the associated costs to obtain a contract are deferred and amortized over the period of contract performance or a longer period, generally the estimated life of the customer relationship, if renewals are expected and the renewal commission is not commensurate with the initial commission. Deferred costs to obtain a contract are typically amortized over a period of three to seven years, depending on the contract term and expectation of the period of benefit for the costs, which may exceed the contract term. Amortization expense is recognized on a straight-line basis and included in selling, general, and administrative expenses in the Consolidated Statements of Income (Loss). We periodically review these deferred costs to determine whether events or changes in circumstances have occurred that could impact the carrying value or period of benefit of the deferred sales commissions.

Deferred Revenue — Deferred revenue is recorded when we have a right to invoice or payments have been received for undelivered products or services in contracts where transfer of control has not occurred. Deferred revenue represents amounts received in advance for support and deployment services, software maintenance, professional services, training, SaaS, and IaaS. Revenue is recognized on these items when the revenue recognition criteria are met, generally resulting in ratable recognition over the contract term. We also have deferred revenue related to undelivered hardware and professional services, consisting of installations and consulting engagements, which are recognized as our performance obligations under the contract are completed.

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

Income Taxes — We are subject to income tax in the United States and numerous foreign jurisdictions. Significant judgments are required in determining the consolidated provision for income taxes. We calculate a provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes. We account for the tax impact of including Global Intangible Low-Taxed Income (GILTI) in U.S. taxable income as a period cost. We provide related valuation allowances for deferred tax assets, where appropriate. Significant judgment is required in determining any valuation allowance against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence for each jurisdiction, including past operating results, estimates of future taxable income, and the feasibility of ongoing tax planning strategies. In the event we determine that all or part of the net deferred tax assets are not realizable in the future, we will make an adjustment to the valuation allowance that would be charged to earnings in the period such determination is made.

Significant judgment is also required in evaluating our uncertain tax positions. Although we believe our tax return positions are sustainable, we recognize tax benefits from uncertain tax positions in the financial statements only when it is more likely than not that the positions will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits and a consideration of the relevant taxing authority’s administrative practices and precedents. To the extent that the final tax outcome of these matters is different from the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest and penalties. We believe we have provided adequate reserves for all uncertain tax positions.

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
Foreign Currency Risk

During Fiscal 2019 and Fiscal 2018, the principal foreign currencies in which Dell Technologies transacted business were the Euro, Chinese Renminbi, Japanese Yen, British Pound, and Canadian Dollar. The objective of Dell Technologies in managing its exposures to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations associated with foreign currency exchange rate changes on earnings and cash flows. Accordingly, Dell Technologies utilizes foreign currency option contracts and forward contracts to hedge its exposure on forecasted transactions and firm commitments for certain currencies. Dell Technologies monitors its foreign currency exchange exposures to ensure the overall effectiveness of its foreign currency hedge positions. However, there can be no assurance that the foreign currency hedging activities will continue to substantially offset the impact of fluctuations in currency exchange rates on Dell Technologies’ results of operations and financial position in the future.
Based on the outstanding foreign currency hedge instruments of Dell Technologies, which include designated and non-designated instruments, there was a maximum potential one-day loss in fair value at a 95% confidence level of approximately $29 million as of February 1, 2019 and $17 million as of February 2, 2018 using a Value-at-Risk (“VAR”) model. By using market implied rates and incorporating volatility and correlation among the currencies of a portfolio, the VAR model simulates 10,000 randomly generated market prices and calculates the difference between the fifth percentile and the average as the Value-at-Risk. The VAR model is a risk estimation tool and is not intended to represent actual losses in fair value that could be incurred. Additionally, as Dell Technologies utilizes foreign currency instruments for hedging forecasted and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure.

Interest Rate Risk

Dell Technologies is primarily exposed to interest rate risk related to its variable-rate debt and investment portfolio.

Variable-Rate Debt — As of February 1, 2019, Dell Technologies’ variable-rate debt consisted of $12.7 billion of outstanding borrowings under its Senior Secured Credit Facilities, $3.4 billion of outstanding borrowings under its Margin Loan Facility, and $1.9 billion of outstanding DFS borrowings. Amounts outstanding under these facilities generally bear interest at variable rates equal to applicable margins plus specified base rates or LIBOR-based rates. Accordingly, Dell Technologies is exposed to market risk based on fluctuations in interest rates on borrowings under the facilities where we do not mitigate the interest rate risk through the use of interest rate swaps. As of February 1, 2019, outstanding borrowings under the Senior Secured Credit and Margin Loan facilities accrued interest at an annual rate between 4.01% and 4.99%, whereas DFS borrowings accrued interest at an annual rate between 0.89% and 10.15%. Based on the variable-rate debt outstanding as of February 1, 2019, a 100 basis point increase in interest rates would have resulted in an increase of approximately $179 million in annual interest expense. For more information about our debt, see Note 6 of the Notes to the Consolidated Financial Statements included in this report.

By comparison, as of February 2, 2018, Dell Technologies had $10.6 billion of outstanding borrowings under its Senior Secured Credit Facilities, $2.0 billion of outstanding borrowings under its Margin Loan Facility, and $2.8 billion of outstanding DFS borrowings. Based on this variable-rate debt outstanding as of February 2, 2018, a 100 basis point increase in interest rates would have resulted in an increase of approximately $140 million in annual interest expense.

Investment Portfolio — We maintain an investment portfolio consisting of debt and equity securities of various types and maturities which is exposed to interest rate risk. The investments are classified as available-for-sale and are all denominated in U.S. dollars. These securities are recorded on the consolidated balance sheet at market value, with any unrealized gain or temporary non-credit related loss recorded in other comprehensive loss. These instruments are not leveraged and are not held for trading purposes. Dell Technologies mitigates the risks related to its investment portfolio by investing primarily in high-quality credit securities, limiting the amount that can be invested in any single issuer, and investing in short-to-intermediate-term investments. As of February 1, 2019 and February 2, 2018, a 100 basis point increase or decrease in interest rates would have resulted in no impact and a $79 million impact, respectively, on the fair value of this portfolio. See Note 4 of the Notes to the Consolidated Financial Statements included in this report for more information on our investment portfolio.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Dell Technologies Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial position of Dell Technologies Inc. and its subsidiaries (the “Company”) as of February 1, 2019 and February 2, 2018, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the three years in the period ended February 1, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of February 1, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 1, 2019 and February 2, 2018, and the results of its operations and its cash flows for each of the three years in the period ended February 1, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers and the manner in which it accounts for the classification of certain cash receipts and payments and the classification and presentation of restricted cash on the consolidated statement of cash flows in the year ended February 1, 2019.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 29, 2019

We have served as the Company’s auditor since 1986.

DELL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in millions)

	February 1, 2019	February 2, 2018
ASSETS
Current assets:
Cash and cash equivalents	$9,676	$13,942
Short-term investments	—	2,187
Accounts receivable, net	12,371	11,721
Short-term financing receivables, net	4,398	3,919
Inventories, net	3,649	2,678
Other current assets	6,044	5,881
Total current assets	36,138	40,328
Property, plant, and equipment, net	5,259	5,390
Long-term investments	1,005	4,163
Long-term financing receivables, net	4,224	3,724
Goodwill	40,089	39,920
Intangible assets, net	22,270	28,265
Other non-current assets	2,835	2,403
Total assets	$111,820	$124,193
LIABILITIES, REDEEMABLE SHARES, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short-term debt	$4,320	$7,873
Accounts payable	19,213	18,334
Accrued and other	8,495	8,026
Short-term deferred revenue	12,944	11,606
Total current liabilities	44,972	45,839
Long-term debt	49,201	43,998
Long-term deferred revenue	11,066	9,210
Other non-current liabilities	6,327	7,277
Total liabilities	111,566	106,324
Commitments and contingencies (Note 10)
Redeemable shares (Note 17)	1,196	384
Stockholders’ equity (deficit):
Common stock and capital in excess of $0.01 par value (Note 14)	16,114	19,889
Treasury stock at cost	(63)	(1,440)
Accumulated deficit	(21,349)	(6,860)
Accumulated other comprehensive income (loss)	(467)	130
Total Dell Technologies Inc. stockholders’ equity (deficit)	(5,765)	11,719
Non-controlling interests	4,823	5,766
Total stockholders’ equity (deficit)	(942)	17,485
Total liabilities, redeemable shares, and stockholders’ equity (deficit)	$111,820	$124,193

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions, except per share amounts)

	Fiscal Year Ended
	February 1, 2019	February 2, 2018	February 3, 2017
Net revenue:
Products	$71,287	$61,251	$51,057
Services	19,334	17,789	11,107
Total net revenue	90,621	79,040	62,164
Cost of net revenue:
Products	57,889	51,433	43,388
Services	7,679	7,070	5,127
Total cost of net revenue	65,568	58,503	48,515
Gross margin	25,053	20,537	13,649
Operating expenses:
Selling, general, and administrative	20,640	18,569	13,403
Research and development	4,604	4,384	2,636
Total operating expenses	25,244	22,953	16,039
Operating loss	(191)	(2,416)	(2,390)
Interest and other, net	(2,170)	(2,353)	(2,104)
Loss from continuing operations before income taxes	(2,361)	(4,769)	(4,494)
Income tax benefit	(180)	(1,843)	(1,420)
Net loss from continuing operations	(2,181)	(2,926)	(3,074)
Net income from discontinued operations	—	—	1,916
Net loss	(2,181)	(2,926)	(1,158)
Less: Net income (loss) attributable to non-controlling interests	129	(77)	9
Net loss attributable to Dell Technologies Inc.	$(2,310)	$(2,849)	$(1,167)

Earnings (loss) per share attributable to Dell Technologies Inc. - basic:
Continuing operations - Class V Common Stock - basic	$6.01	$1.63	$1.36
Continuing operations - DHI Group - basic	$(6.02)	$(5.61)	$(7.19)
Discontinued operations - DHI Group - basic	$—	$—	$4.08

Earnings (loss) per share attributable to Dell Technologies Inc. - diluted:
Continuing operations - Class V Common Stock - diluted	$5.91	$1.61	$1.35
Continuing operations - DHI Group - diluted	$(6.04)	$(5.62)	$(7.19)
Discontinued operations - DHI Group - diluted	$—	$—	$4.08

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Fiscal Year Ended
	February 1, 2019	February 2, 2018	February 3, 2017
Net loss	$(2,181)	$(2,926)	$(1,158)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(631)	791	(254)
Available-for-sale investments:
Change in unrealized gains (losses)	2	31	(17)
Reclassification adjustment for net (gains) losses realized in net loss	43	2	1
Net change in market value of investments	45	33	(16)
Cash flow hedges:
Change in unrealized gains (losses)	299	(248)	20
Reclassification adjustment for net (gains) losses included in net loss	(225)	134	(43)
Net change in cash flow hedges	74	(114)	(23)
Pension and other postretirement plans:
Recognition of actuarial net gains (losses) from pension and other postretirement plans	(21)	13	19
Reclassification adjustments for net (gains) losses from pension and other	—	—	—
Net change in actuarial net gains (losses) from pension and other postretirement plans	(21)	13	19

Total other comprehensive income (loss), net of tax expense (benefit) of $14, $12, and $(3), respectively	(533)	723	(274)
Comprehensive loss, net of tax	(2,714)	(2,203)	(1,432)
Less: Net income (loss) attributable to non-controlling interests	129	(77)	9
Less: Other comprehensive income (loss) attributable to non-controlling interests	6	(2)	(3)
Comprehensive loss attributable to Dell Technologies Inc.	$(2,849)	$(2,124)	$(1,438)

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; continued on next page)

	Fiscal Year Ended
	February 1, 2019	February 2, 2018	February 3, 2017
Cash flows from operating activities:
Net loss	$(2,181)	$(2,926)	$(1,158)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,746	8,634	4,938
Amortization of debt issuance costs	146	183	268
Stock-based compensation expense	918	835	398
Deferred income taxes	(1,331)	(2,605)	(2,052)
Net (gain) loss on sale of businesses	(30)	16	(2,165)
Provision for doubtful accounts — including financing receivables	172	164	120
Other	468	391	173
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(1,104)	(1,590)	(1,935)
Financing receivables	(1,302)	(1,653)	(751)
Inventories	(1,445)	(325)	1,076
Other assets	(534)	(1,395)	117
Accounts payable	952	3,779	751
Deferred revenue	3,418	2,748	1,933
Accrued and other liabilities	1,098	587	654
Change in cash from operating activities	6,991	6,843	2,367
Cash flows from investing activities:
Investments:
Purchases	(925)	(4,389)	(778)
Maturities and sales	6,612	3,878	1,173
Capital expenditures	(1,158)	(1,212)	(699)
Proceeds from sale of facilities, land, and other assets	10	—	24
Capitalized software development costs	(339)	(369)	(207)
Collections on purchased financing receivables	30	30	35
Acquisition of businesses, net	(912)	(658)	(37,609)
Divestitures of businesses, net	142	—	6,873
Asset acquisitions, net	(59)	(96)	—
Asset dispositions, net	(12)	(59)	—
Other	—	—	(48)
Change in cash from investing activities	3,389	(2,875)	(31,236)

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued; in millions)

	Fiscal Year Ended
	February 1, 2019	February 2, 2018	February 3, 2017
Cash flows from financing activities:
Payment of dissenting shares obligation	(76)	—	(446)
Share repurchases for tax withholdings of equity awards	(387)	(385)	(93)
Dividends paid to VMware, Inc.’s public stockholders	(2,134)	—	—
Proceeds from the issuance of DHI Group Common Stock	—	—	4,422
Proceeds from the issuance of common stock of subsidiaries	803	131	164
Repurchases of DHI Group Common Stock	(47)	(6)	(10)
Repurchases of Class V Common Stock	(14,000)	(723)	(701)
Repurchases of common stock of subsidiaries	(56)	(724)	(611)
Payments for debt issuance costs	(28)	(48)	(853)
Proceeds from debt	13,045	14,415	46,857
Repayments of debt	(11,451)	(12,258)	(16,960)
Other	2	1	16
Change in cash from financing activities	(14,329)	403	31,785
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(189)	175	24
Change in cash, cash equivalents, and restricted cash	(4,138)	4,546	2,940
Cash, cash equivalents, and restricted cash at beginning of the period	14,378	9,832	6,892
Cash, cash equivalents, and restricted cash at end of the period	$10,240	$14,378	$9,832
Income tax paid	$747	$924	$978
Interest paid	$2,347	$2,192	$1,575

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in millions; continued on next page)

	Common Stock and Capital in Excess of Par Value				Treasury Stock
	DHI Group		Class V Common Stock		DHI Group		Class V Common Stock
	Issued Shares	Amount	Issued Shares	Amount	Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Dell Technologies Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Stockholders’ Equity (Deficit)
Balances as of January 29, 2016, previously reported	405	$5,727	—	$—	—	$—	—	$—	$(3,937)	$(324)	$1,466	—	1,466
Adjustment for adoption of accounting standard (Note 2)	—	—	—	—	—	—	—	—	1,009	—	1,009	—	1,009
Balances as of January 29, 2016, recast	405	$5,727	—	$—	—	$—	—	$—	$(2,928)	$(324)	$2,475	—	2,475
Net income (loss)	—	—	—	—	—	—	—	—	(1,167)	—	(1,167)	9	(1,158)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(254)	(254)	—	(254)
Investments, net change	—	—	—	—	—	—	—	—	—	(13)	(13)	(3)	(16)
Cash flow hedges, net change	—	—	—	—	—	—	—	—	—	(23)	(23)	—	(23)
Pension and other post-retirement	—	—	—	—	—	—	—	—	—	19	19	—	19
Fair value of non-controlling interests assumed in business combination	—	—	—	—	—	—	—	—	—	—	—	6,048	6,048
Issuance of common stock	164	4,441	223	10,041	—	—	—	—	—	—	14,482	—	14,482
Stock-based compensation expense	—	98	—	—	—	—	—	—	—	—	98	300	398
Tax benefit from stock-based compensation	—	9	—	—	—	—	—	—	—	—	9	1	10
Treasury stock repurchases	—	—	—	—	—	(10)	14	(742)	—	—	(752)	—	(752)
Revaluation of redeemable shares	—	(125)	—	—	—	—	—	—	—	—	(125)	—	(125)
Impact from equity transactions of non-controlling interests	—	18	—	—	—	—	—	—	—	—	18	(534)	(516)
Other	—	(10)	—	—	—	—	—	—	—	—	(10)	—	(10)
Balances as of February 3, 2017	569	$10,158	223	$10,041	—	$(10)	14	$(742)	$(4,095)	$(595)	$14,757	$5,821	$20,578

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in millions; continued on next page)

	Common Stock and Capital in Excess of Par Value				Treasury Stock
	DHI Group		Class V Common Stock		DHI Group		Class V Common Stock
	Issued Shares	Amount	Issued Shares	Amount	Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Dell Technologies Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Stockholders’ Equity (Deficit)
Balances as of February 3, 2017	569	$10,158	223	$10,041	—	$(10)	14	$(742)	$(4,095)	$(595)	$14,757	$5,821	$20,578
Adjustment for adoption of accounting standard (Note 2)	—	—	—	—	—	—	—	—	84	—	84	—	84
Net loss	—	—	—	—	—	—	—	—	(2,849)	—	(2,849)	(77)	(2,926)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	791	791	—	791
Investments, net change	—	—	—	—	—	—	—	—	—	35	35	(2)	33
Cash flow hedges, net change	—	—	—	—	—	—	—	—	—	(114)	(114)	—	(114)
Pension and other post-retirement	—	—	—	—	—	—	—	—	—	13	13	—	13
Issuance of common stock	2	(31)	—	—	—	—	—	—	—	—	(31)	—	(31)
Stock-based compensation expense	—	109	—	—	—	—	—	—	—	—	109	730	839
Treasury stock repurchases	—	—	—	—	1	(6)	10	(682)	—	—	(688)	—	(688)
Revaluation of redeemable shares	—	(153)	—	—	—	—	—	—	—	—	(153)	—	(153)
Impact from equity transactions of non-controlling interests	—	(235)	—	—	—	—	—	—	—	—	(235)	(706)	(941)
Balances as of February 2, 2018	571	$9,848	223	$10,041	1	$(16)	24	$(1,424)	$(6,860)	$130	$11,719	$5,766	$17,485

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(continued; in millions)

	Common Stock and Capital in Excess of Par Value				Treasury Stock
	DHI Group		Class V Common Stock		DHI Group		Class V Common Stock
	Issued Shares	Amount	Issued Shares	Amount	Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Dell Technologies Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Stockholders’ Equity (Deficit)
Balances as of February 2, 2018	571	$9,848	223	$10,041	1	$(16)	24	$(1,424)	$(6,860)	$130	$11,719	$5,766	$17,485
Adjustment for adoption of accounting standards (Note 2)	—	—	—	—	—	—	—	—	58	(58)	—	(5)	(5)
Net income (loss)	—	—	—	—	—	—	—	—	(2,310)	—	(2,310)	129	(2,181)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—		(631)	(631)	—	(631)
Investments, net change	—	—	—	—	—	—	—	—	—	39	39	6	45
Cash flow hedges, net change	—	—	—	—	—	—	—	—	—	74	74	—	74
Pension and other post-retirement	—	—	—	—	—	—	—	—	—	(21)	(21)	—	(21)
Issuance of common stock	150	6,845	—	—	—	—	—	—	(6,872)	—	(27)	—	(27)
Stock-based compensation expense	—	99	—	—	—	—	—	—	—	—	99	819	918
Treasury stock repurchases	—	—	—	—	1	(47)	—	—	—	—	(47)	—	(47)
Revaluation of redeemable shares	—	(812)	—	—	—	—	—	—	—	—	(812)	—	(812)
Repurchase of Class V Common Stock	—	—	(223)	(10,041)	—	—	(24)	1,424	(5,365)	—	(13,982)	—	(13,982)
Impact from equity transactions of non-controlling interests	—	134	—	—	—	—	—	—	—	—	134	(1,892)	(1,758)
Balances as of February 1, 2019	721	$16,114	—	$—	2	$(63)	—	$—	$(21,349)	$(467)	$(5,765)	$4,823	$(942)
The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTE 1 — BASIS OF PRESENTATION

References in these Notes to the Consolidated Financial Statements to the “Company” or “Dell Technologies” mean Dell Technologies Inc. individually and together with its consolidated subsidiaries.

EMC Merger Transaction — On September 7, 2016, the Company completed its acquisition of EMC Corporation (“EMC”) by merger (the “EMC merger transaction”). The consolidated results of EMC are included in Dell Technologies’ consolidated results presented in these financial statements. See Note 8 of the Notes to the Consolidated Financial Statements for additional information about the EMC merger transaction.

Basis of Presentation — These Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). As a result of the EMC merger transaction, the Company’s results of operations, comprehensive income (loss), and cash flows for the fiscal periods reflected in these Consolidated Financial Statements are not directly comparable as the results of the acquired businesses are only included in the consolidated results from September 7, 2016.

Unless the context indicates otherwise, references in these Notes to the Consolidated Financial Statements to “VMware” mean the VMware reportable segment, which reflects the operations of VMware, Inc. (NYSE: VMW) within Dell Technologies. See Exhibit 99.1 filed with this report for information on the differences between VMware reportable segment results and VMware, Inc. results.

Pivotal Initial Public Offering — On April 24, 2018, Pivotal Software, Inc. (“Pivotal”), which is majority-owned by Dell Technologies, completed a registered underwritten initial public offering (“IPO”) of its Class A common stock (NYSE: PVTL). The results of Pivotal’s operations are included in other businesses. For more information regarding the Company’s ownership of Pivotal, see Note 13 of the Notes to the Consolidated Financial Statements.

Divestitures — During the fiscal year ended February 3, 2017, the Company completed the divestitures of Dell Services, Dell Software Group (“DSG”), and Dell EMC Enterprise Content Division (“ECD”). The results of Dell Services, DSG, and ECD are presented as discontinued operations in the Consolidated Statements of Income (Loss) and, as such, have been excluded from both continuing operations and segment results for the relevant period. Cash flows from the Company’s discontinued operations are included in the accompanying Consolidated Statements of Cash Flows. Depreciation and amortization and capital expenditures from discontinued operations totaled $32 million and $82 million, respectively, for the fiscal year ended February 3, 2017.

The following table presents key financial results of Dell Services, DSG, and ECD for the period presented:

	Fiscal Year Ended February 3, 2017
	ECD (a)	Dell Services	DSG	Total
	(in millions)
Net revenue	$208	$1,980	$975	$3,163
Cost of net revenue	56	1,563	250	1,869
Operating expenses	137	347	726	1,210
Interest and other, net	(1)	(8)	(2)	(11)
Income (loss) from discontinued operations before income taxes and gain (loss) on disposal	14	62	(3)	73
Income tax provision (benefit)	3	(40)	(23)	(60)
Income from discontinued operations, net of income taxes, before gain (loss) on disposal	11	102	20	133
Gain (loss) on disposal, net of tax expense (benefit) of $181, $(262), and $462, respectively	(356)	1,669	470	1,783
Income (loss) from discontinued operations, net of income taxes	$(345)	$1,771	$490	$1,916

____________________

(a)
The results of ECD were classified as discontinued operations for the period from September 7, 2016 through February 3, 2017 because the ECD business was only included in the Company’s consolidated results since the closing of the EMC merger transaction.

NOTE 2 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business — The Company is a strategically aligned family of businesses that offers a broad range of technology solutions, including desktops, notebooks, servers and networking products, storage products, cloud solutions products, services, software, and third-party software and peripherals.

The Company’s fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. The fiscal years ended February 1, 2019 and February 2, 2018 were 52-week periods. The fiscal year ended February 3, 2017 was a 53-week period.

Principles of Consolidation — These Consolidated Financial Statements include the accounts of Dell Technologies and its wholly-owned subsidiaries, as well as the accounts of VMware, Inc., Pivotal, and SecureWorks Corp. (“Secureworks”), each of which is majority-owned by Dell Technologies. All intercompany transactions have been eliminated.

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

Unrealized gain and loss positions on investments classified as available-for-sale are included within accumulated other comprehensive income (loss), net of any related tax effect. Realized gains and losses and other-than-temporary impairments are reclassified from accumulated other comprehensive income (loss) to interest and other, net. Strategic investments in publicly-traded companies are recorded at fair value based on quoted prices in active markets. Strategic investments in privately-held companies without readily determinable fair values are recorded at cost, less impairment, and are adjusted for observable price changes. Fair value measurements and impairments for strategic investments are recognized in interest and other, net in the Consolidated Statements of Income (Loss). In evaluating equity investments without readily determinable fair values for impairment or observable price changes, the Company uses inputs that include pre- and post-money valuations of recent financing events and the impact of those events on its fully diluted ownership percentages, as well as other available information regarding the issuer’s historical and forecasted performance.

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

Financing Receivables — Financing receivables are presented net of allowance for losses and consist of customer receivables and residual interest. Customer receivables include revolving loans and fixed-term leases and loans resulting primarily from the sale of the Company’s products and services. The Company has two portfolios, consisting of (1) fixed-term leases and loans and (2) revolving loans, and assesses risk at the portfolio level to determine the appropriate allowance levels. The portfolio segments are further segregated into classes based on products, customer type, and credit risk evaluation: (1) Revolving - Dell Preferred Account (“DPA”); (2) Revolving - Dell Business Credit (“DBC”); and (3) Fixed-term - Consumer and Commercial. Fixed-term leases and loans are offered to qualified small and medium-sized businesses, large commercial accounts, governmental organizations, and educational entities. Additionally, fixed-term loans are also offered to certain individual consumer customers. Revolving loans are offered under private label credit financing programs. The DPA revolving loan programs are offered to individual consumers and the DBC revolving loan programs are offered to small and medium-sized business customers.

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

Allowance for Financing Receivable Losses — The Company recognizes an allowance for losses on financing receivables in an amount equal to the probable losses net of recoveries. The allowance for losses is generally determined at the aggregate portfolio level based on a variety of factors, including historical and anticipated experience, past due receivables, receivable type, and customer risk profile. Customer account principal and interest are charged to the allowance for losses when an account is deemed to be uncollectible or generally when the account is 180 days delinquent. While the Company does not generally place financing receivables on non-accrual status during the delinquency period, accrued interest is included in the allowance for loss calculation and, therefore, the Company is adequately reserved in the event of charge off. Recoveries on receivables previously charged off as uncollectible are recorded to the allowance for financing receivables losses. The expense associated with the allowance for financing receivables losses is recognized as cost of net revenue. Both fixed and revolving receivable loss rates are affected by macroeconomic conditions, including the level of gross domestic product (“GDP”) growth, unemployment rates, the level of commercial capital equipment investment, and the credit quality of the borrower.

Asset Securitization — The Company transfers certain U.S. and European customer financing receivables to Special Purpose Entities (“SPEs”) that meet the definition of a Variable Interest Entity (“VIE”) and are consolidated into the Consolidated Financial Statements. These SPEs are bankruptcy-remote legal entities with separate assets and liabilities. The purpose of the SPEs is to facilitate the funding of customer receivables in the capital markets. These SPEs have entered into financing arrangements with multi-seller conduits that, in turn, issue asset-backed debt securities in the capital markets. The asset securitizations in the SPEs are accounted for as secured borrowings. See Note 5 of the Notes to the Consolidated Financial Statements for additional information regarding SPEs.

Inventories — Inventories are stated at the lower of cost or market with cost being determined on a first-in, first-out basis. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances.

Property, Plant, and Equipment — Property, plant, and equipment are carried at depreciated cost. Depreciation is determined using the straight-line method over the shorter of the estimated economic lives of the assets or the lease term. The estimated useful lives of the Company’s property, plant, and equipment are generally as follows:

Estimated Useful Life
Computer equipment	3-5 years
Buildings	10-30 years or term of underlying land lease
Leasehold improvements	Shorter of 5-20 years or lease term
Machinery and equipment	3-5 years

Gains or losses related to retirements or dispositions of fixed assets are recognized in the period during which the retirement or disposition occurs.

Capitalized Software Development Costs — In accordance with the applicable accounting standards, software development costs related to the development of new product offerings are capitalized subsequent to the establishment of technological feasibility, which is demonstrated by the completion of a detailed program design or working model, if no program design is completed. The Company amortizes capitalized costs on a straight-line basis over the estimated useful lives of the products, which is generally two years.

As of February 1, 2019 and February 2, 2018, capitalized software development costs were $617 million and $489 million and are included in other non-current assets, net in the accompanying Consolidated Statements of Financial Position. Amortization expense for the fiscal years ended February 1, 2019 and February 2, 2018 was $211 million and $82 million. Amortization expense for the period from September 7, 2016 through February 3, 2017 was immaterial as a result of the EMC merger transaction.

The Company capitalizes certain internal and external costs to acquire or create internal use software which are incurred subsequent to the completion of the preliminary project stage. Development costs are amortized on a straight-line basis over the shorter of the expected useful life of the software or five years. Costs associated with maintenance and minor enhancements to the features and functionality of the Company’s website are expensed as incurred.

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

Business Combinations — The assets and liabilities of acquired businesses are recorded at their fair values at the date of acquisition. The excess of the purchase price over the fair value of the tangible and intangible assets acquired and the liabilities assumed is recorded as goodwill. During the measurement period, if new information is obtained about facts and circumstances that existed as of the acquisition date, cumulative changes in the estimated fair values of the net assets recorded may change the amount of the purchase price allocable to goodwill. During the measurement period, which expires one year from the acquisition date, changes to any purchase price allocations that are material to the Company’s consolidated financial results will be adjusted in the reporting period in which the adjustment amount is determined. See Note 8 of the Notes to the Consolidated Financial Statements for more information on business combinations.

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

Foreign Currency Translation — The majority of the Company’s international sales are made by international subsidiaries, most of which have the U.S. dollar as their functional currency. The Company’s subsidiaries that do not have the U.S. dollar as their functional currency translate assets and liabilities at current rates of exchange in effect at the balance sheet date. Revenue and expenses from these international subsidiaries are translated using the monthly average exchange rates in effect for the period in which the transactions occur. Foreign currency translation adjustments are included as a component of accumulated other comprehensive income (loss) (“OCI”) in stockholders’ equity (deficit).

Local currency transactions of international subsidiaries that have the U.S. dollar as the functional currency are remeasured into U.S. dollars using the current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets and liabilities. Gains and losses from remeasurement of monetary assets and liabilities are included in interest and other, net.

Hedging Instruments — The Company uses derivative financial instruments, primarily forward contracts, options, and swaps, to hedge certain foreign currency and interest rate exposures. The relationships between hedging instruments and hedged items, as well as the risk management objectives and strategies for undertaking hedge transactions, are formally documented. The Company does not use derivatives for speculative purposes. All derivative instruments are recognized as either assets or liabilities in the Consolidated Statements of Financial Position and are measured at fair value.

The Company’s hedge portfolio includes non-designated derivatives and derivatives designated as cash flow hedges. For derivative instruments that are designated as cash flow hedges, the Company assesses hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative. The gain or loss on cash flow hedges is recorded in accumulated other comprehensive income (loss), as a separate component of stockholders’ equity (deficit), and reclassified into earnings in the period during which the hedged transaction is recognized in earnings. For derivatives that are not designated as hedges or do not qualify for hedge accounting treatment, the Company recognizes the change in the instrument’s fair value currently in earnings as a component of interest and other, net.

Cash flows from derivative instruments are presented in the same category on the Consolidated Statements of Cash Flows as the cash flows from the underlying hedged items. See Note 7 of the Notes to the Consolidated Financial Statements for a description of the Company’s derivative financial instrument activities.

Revenue Recognition — The Company sells a wide portfolio of products and services to its customers. The Company’s agreements have varying requirements depending on the goods and services being sold, the rights and obligations conveyed, and the legal jurisdiction of the arrangement.

Revenue is recognized for these arrangements based on the following five steps:

(1)
Identify the contract with a customer. The term “contract” refers to the enforceable rights and obligations provided in an agreement between the Company and the customer in exchange for payment. The Company evaluates facts and circumstances regarding sales transactions in order to identify contracts with its customers. An agreement must meet all of the following criteria to qualify as a contract eligible for revenue recognition under the model: (i) the contract must be approved by all parties who are committed to perform their respective obligations; (ii) each party’s rights regarding the goods and services to be transferred to the customer can be identified; (iii) the payment terms for the goods and services can be identified; (iv) the customer has the ability and intent to pay and it is probable that the Company will collect substantially all of the consideration to which we will be entitled; and (v) the contract must have commercial substance. Judgment is used in determining the customer’s ability and intent to pay, which is based upon various factors, including the customer’s historical payment experience or customer credit and financial information.

(2)
Identify the performance obligations in the contract.  The Company’s contracts with customer often include the promise to transfer multiple goods and services to a customer. Distinct promises within a contract are referred to as “performance obligations” and are accounted for as separate units of account. The Company assesses whether each promised good or service is distinct for the purpose of identifying the performance obligations in the contract. This assessment involves subjective determinations and requires management to make judgments about the individual promised goods or services and whether such goods or services are separable from the other aspects of the contractual relationship. Promised goods and services are considered distinct provided that: (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (that is, the good or service is capable of being distinct); and (ii) the Company’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (that is, the promise to transfer the good or service is distinct within the context of the contract). The Company’s performance obligations include various distinct goods and services such as hardware, software licenses, warranties, and other service offerings and solutions. Promised goods and services are explicitly identified in the Company’s contracts and may be sold on a standalone basis or bundled as part of a combined solution. In certain hardware solutions, the hardware is highly interdependent on, and interrelated with, the embedded software. In these offerings, the hardware and software licenses are accounted for as a single performance obligation.

(3)
Determine the transaction price.  The transaction price reflects the amount of consideration to which the Company expects to be entitled in exchange for transferring goods or services to the customer. If the consideration promised in a contract includes a variable amount, the Company estimates the amount to which it expects to be entitled using either the expected value or most likely amount method. Generally, volume discounts, rebates, and sales returns reduce the transaction price. In determining the transaction price, the Company only includes amounts that are not subject to significant future reversal.

(4)
Allocate the transaction price to performance obligations in the contract. When a contract includes multiple performance obligations, the transaction price is allocated to each performance obligation in an amount that depicts the consideration to which the Company expects to be entitled in exchange for transferring the promised goods or services. For contracts with multiple performance obligations, the transaction price is allocated in proportion to the standalone selling price (“SSP”) of each performance obligation.

The best evidence of SSP is the observable price of a good or service when the Company sells that good or service separately in similar circumstances to similar customers. If a directly observable price is available, the Company will utilize that price for the SSP. If a directly observable price is not available, the SSP must be estimated. The Company estimates SSP by considering multiple factors, including, but not limited to, pricing practices, internal costs, and profit objectives as well as overall market conditions, which include geographic or regional specific factors, competitive positioning, and competitor actions.

(5)
Recognize revenue when (or as) the performance obligation is satisfied. Revenue is recognized when obligations under the terms of the contract with the Company’s customer are satisfied. Revenue is recognized either over time or at a point in time, depending on when the underlying products or services are transferred to the customer. Revenue is recognized at a point in time for products upon transfer of control. Revenue is recognized over time for support and deployment services, software support, SaaS, and IaaS. Revenue is recognized either over time or at a point in time for professional services and training depending on the nature of the offering to the customer.

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

Products

Product revenue consists of hardware and software license sales that are delivered, sold as a subscription, or sold on a consumption basis. Hardware includes notebooks and desktop PCs, servers, storage hardware, and other hardware-related devices. Software license sales include non-essential software applications. Software applications provide customers with resource management, backup and archiving, information security, information management and intelligence, data analytics, and server virtualization capabilities.

Revenue from the sale of hardware products is recognized when control has transferred to the customer, which typically occurs when the hardware has been shipped to the customer, risk of loss has transferred to the customer, the Company has a present right to payment, and customer acceptance has been satisfied. Customer acceptance is satisfied if acceptance is obtained from the customer, if all acceptance provisions lapse, or if the Company has evidence that all acceptance provisions will be, or have been, satisfied. Revenue from software license sales is generally recognized when control has transferred to the customer, which is typically upon shipment, electronic delivery, or when the software is available for download by the customer. For certain software arrangements in which the customer is granted a right to additional unspecified future software licenses, the Company’s promise to the customer is considered a stand-ready obligation in which the transfer of control, and revenue recognition will be over time. Invoices for products are generally issued as control transfers, which is typically upon shipment or delivery. There was no significant revenue in any period presented related to performance obligations satisfied or partially satisfied in prior periods.

Services

Services revenue consists of revenue from sales of support services, including hardware support that extends beyond the Company’s standard warranties, software maintenance, and installation; professional services; training; SaaS; and IaaS. Revenue associated with undelivered performance obligations is deferred and recognized when or as control is transferred to the customer. Revenue from fixed-price support or maintenance contracts sold for both hardware and software is recognized on a straight-line basis over the period of performance because the Company is required to provide services at any given time. Other services revenue is recognized when the Company performs the services and the customer receives and consumes the benefits.

Invoices for services may be issued at the start of a service term, which is typically the case for support and deployment services, or as services are rendered, which is typically the case for professional services, training, SaaS, and IaaS.

Other

Revenue from leasing arrangements is not subject to the revenue standard for contracts with customers and remains separately accounted for under existing lease accounting guidance. The Company records revenue from the sale of equipment under sales-type leases as product revenue in an amount equal to the present value of minimum lease payments at the inception of the lease. Sales-type leases also produce financing income, which is included in products net revenue in the Consolidated Statements of Income (Loss) and is recognized at effective rates of return over the lease term. The Company also offers qualified customers fixed-term loans and revolving credit lines for the purchase of products and services offered by the Company. Financing income attributable to these loans is recognized in products net revenue on an accrual basis.

Disaggregation of Revenue — The Company’s revenue is presented on a disaggregated basis on the Consolidated Statements of Income (Loss) and in Note 19 of the Notes to the Consolidated Financial Statements based on an evaluation of disclosures outside of the financial statements, information regularly reviewed by the chief operating decision maker for evaluating the financial performance of operating segments, and other information that is used to evaluate the Company’s financial performance or make resource allocations. This information includes revenue from products and services, revenue from reportable segments, and revenue by major product categories within the segments.

Contract Assets — Contract assets are rights to consideration in exchange for goods or services that the Company has transferred to a customer when such a right is conditional on something other than the passage of time. Such amounts have been insignificant to date.

Contract Liabilities — Contract liabilities primarily consist of deferred revenue. Deferred revenue is recorded when the Company has a right to invoice or payments have been received for undelivered products or services, or in situations where revenue recognition criteria have not been met. Deferred revenue also represents amounts received in advance for extended warranty services and software maintenance. Revenue is recognized on these items when the revenue recognition criteria are met, generally resulting in ratable recognition over the contract term. The Company also has deferred revenue related to undelivered hardware and professional services, consisting of installations and consulting engagements, which are recognized when the Company’s performance obligations under the contract are completed. See Note 9 of the Notes to the Consolidated Financial Statements for additional information about deferred revenue.

Costs to Obtain a Contract — The incremental direct costs of obtaining a contract primarily consist of sales commissions and employer taxes related to commission payments. The Company has elected, as a practical expedient, to expense as incurred costs to obtain a contract equal to or less than one year in duration. For contracts greater than one year in duration, the associated costs to obtain a contract are deferred and amortized over the period of contract performance or a longer period, generally the estimated life of the customer relationship, if renewals are expected and the renewal commission is not commensurate with the initial commission. Deferred costs to obtain a contract are typically amortized over an average period of three to seven years, depending on the contract term and expectation of the period of benefit for the costs, which may exceed the contract term. Amortization expense is recognized on a straight-line basis and included in selling, general, and administrative expenses in the Consolidated Statements of Income (Loss).

The Company periodically reviews these deferred costs to determine whether events or changes in circumstances have occurred that could impact the carrying value or period of benefit of the deferred sales commissions. There were no material impairment losses for deferred costs to obtain a contract during the fiscal years ended February 1, 2019 and February 2, 2018.

Deferred costs to obtain a contract as of February 1, 2019 and February 2, 2018 were $1.3 billion and $0.8 billion, respectively. Deferred costs to obtain a contract are classified as current assets and other non-current assets on the Consolidated Statements of Financial Position, based on when the expense is expected to be recognized. Amortization of costs to obtain a contract during the fiscal years ended February 1, 2019, February 2, 2018, and February 3, 2017 was $517 million, $292 million, and $96 million respectively.

Standard Warranty Liabilities — The Company records warranty liabilities for estimated costs of fulfilling its obligations under standard limited hardware and software warranties at the time of sale. The liability for standard warranties is included in accrued and other current and other non-current liabilities in the Consolidated Statements of Financial Position. The specific warranty terms and conditions vary depending upon the product sold and the country in which the Company does business, but generally includes technical support, parts, and labor over a period ranging from one to three years. Factors that affect the Company’s warranty liability include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation. The anticipated rate of warranty claims is the primary factor impacting the estimated warranty obligation. The other factors are less significant due to the fact that the average remaining aggregate warranty period of the covered installed base is approximately 18 months, repair parts are generally already in stock or available at pre-determined prices, and labor rates are generally arranged at preestablished amounts with service providers. Warranty claims are relatively predictable based on historical experience of failure rates. If actual results differ from the estimates, the Company revises its estimated warranty liability. Each quarter, the Company reevaluates its estimates to assess the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Vendor Rebates and Settlements — The Company may receive consideration from vendors in the normal course of business. Certain of these funds are rebates of purchase price paid and others are related to reimbursement of costs incurred by the Company to sell the vendor’s products. The Company recognizes a reduction of cost of goods sold if the funds are determined to be a reduction of the price of the vendor’s products. If the consideration is a reimbursement of costs incurred by the Company to sell or develop the vendor’s products, then the consideration is classified as a reduction of that cost, most often operating expenses, in the Consolidated Statements of Income (Loss). In order to be recognized as a reduction of operating expenses, the reimbursement must be for a specific, incremental, and identifiable cost incurred by the Company in selling the vendor’s products or services.

In addition, the Company may settle commercial disputes with vendors from time to time. Claims for loss recoveries are recognized when a loss event has occurred, recovery is considered probable, the agreement is finalized, and collectibility is assured. Amounts received by the Company from vendors for loss recoveries are generally recorded as a reduction of cost of goods sold.

Loss Contingencies — The Company is subject to the possibility of various losses arising in the ordinary course of business. The Company considers the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as the Company’s ability to reasonably estimate the amount of loss, in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information available to determine whether such accruals should be adjusted and whether new accruals are required.

Shipping Costs — The Company’s shipping and handling costs are included in cost of net revenue in the Consolidated Statements of Income (Loss).

Selling, General, and Administrative — Selling expenses include items such as sales salaries and commissions, marketing and advertising costs, and contractor services. Advertising costs are expensed as incurred in selling, general, and administrative expenses in the Consolidated Statements of Income (Loss). For the fiscal years ended February 1, 2019, February 2, 2018, and February 3, 2017, advertising expenses were $1,143 million, $1,045 million, and $772 million, respectively. General and administrative expenses include items for the Company’s administrative functions, such as finance, legal, human resources, and information technology support. These functions include costs for items such as salaries and benefits and other personnel-related costs, maintenance and supplies, outside services, depreciation expense, and allowance for doubtful accounts.

Research and Development — Research and development (“R&D”) costs are expensed as incurred. R&D costs include salaries and benefits and other personnel-related costs associated with product development. Also included in R&D expenses are infrastructure costs, which consist of equipment and material costs, facilities-related costs, depreciation expense, and intangible asset amortization.

Income Taxes — Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company calculates a provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes. The Company accounts for the tax impact of including Global Intangible Low-Taxed Income (GILTI) in U.S. taxable income as a period cost. The Company provides valuation allowances for deferred tax assets, where appropriate. In assessing the need for a valuation allowance, the Company considers all available evidence for each jurisdiction, including past operating results, estimates of future taxable income, and the feasibility of ongoing tax planning strategies. In the event the Company determines that all or part of the net deferred tax assets are not realizable in the future, the Company will make an adjustment to the valuation allowance that would be charged to earnings in the period in which such a determination is made.

The accounting guidance for uncertainties in income tax prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company recognizes a tax benefit from an uncertain tax position in the financial statements only when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits and a consideration of the relevant taxing authority’s administrative practices and precedents.

Stock-Based Compensation — The Company measures stock-based compensation expense for all share-based awards granted based on the estimated fair value of those awards at grant date. For service-based stock options, the Company typically estimates the fair value of these awards using the Black-Scholes valuation model and for performance-based awards containing a market condition, the Company estimates the fair value of these awards using the Monte Carlo valuation model.

The compensation cost of service-based stock options, restricted stock, and restricted stock units is recognized net of any estimated forfeitures on a straight-line basis over the employee requisite service period. Compensation cost for performance-based awards is recognized on a graded accelerated basis net of estimated forfeitures over the requisite service period. Forfeiture rates are estimated at grant date based on historical experience and adjusted in subsequent periods for differences in actual forfeitures from those estimates. See Note 16 of the Notes to the Consolidated Financial Statements for further discussion of stock-based compensation.

Recently Issued Accounting Pronouncements

Leases — In February 2016, the Financial Accounting Standards Board (“FASB”) issued amended guidance on the accounting for leasing transactions. The primary objective of this update is to increase transparency and comparability among organizations by requiring lessees to recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. The guidance also makes some changes to lessor accounting and requires additional disclosures about all leasing arrangements.  Companies are required to use a modified retrospective approach, with the option of applying the requirements of the standard either (1) retrospectively to each prior comparative reporting period presented, or (2) on a modified retrospective basis at the beginning of the period of adoption. The Company will adopt this standard on the effective date, which is the first day of the fiscal year ending January 31, 2020. Prior comparative periods will not be retrospectively presented in the consolidated financial statements. The Company expects the cumulative-effect adjustment to accumulated deficit upon adoption to be immaterial.

In the area of lessee accounting, the Company expects to recognize approximately $1.6 billion operating lease liabilities and related right-of-use assets on the Consolidated Statements of Financial Position upon adoption.

In the area of lessor accounting, the Company anticipates that the most significant change will be an increase to future originations of operating leases due to elimination of the third-party residual value guarantee insurance in the sales-type lease test. Certain leases, which under the current guidance allow for up front revenue recognition as they qualify as sales-type capital leases, will be classified as operating leases, with the revenue and expense recognized over time. As a result of the expected increase in future originations of operating leases, the Company expects a shift from financing receivables to capital expenditures.  As such, this is expected to result in a benefit to cash flows provided by operating activities by the amount of the increase in capital expenditures, which will be reported as cash flows used in investing activities.

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

Intangibles - Goodwill and Other - Internal-Use Software — In August 2018, the FASB issued guidance on a customer’s accounting for implementation costs incurred in a cloud-computing arrangement when hosted by a vendor. In a hosting arrangement that is a service contract, certain implementation costs should be capitalized and amortized over the term of the arrangement. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for fiscal periods beginning after December 15, 2018. The Company does not expect the adoption of this guidance to have a material impact on the Consolidated Financial Statements.

Recently Adopted Accounting Pronouncements

Revenue from Contracts with Customers — In May 2014, the FASB issued amended guidance on the recognition of revenue from contracts with customers. The new standard established a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes substantially all of the previous revenue recognition guidance, including industry-specific guidance. The new standard requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Further, the new standard requires additional disclosures to help enable users of the financial statements to better understand the nature, amount, timing, risks, and judgments related to revenue recognition and related cash flows from contracts with customers. Concurrently, the FASB issued guidance on the accounting for costs to fulfill or obtain a customer contract. The Company adopted these standards during the three months ended May 4, 2018 using the full retrospective method, which requires the Company to recast each prior period presented consistent with the new guidance. The Company recorded a credit of approximately $1 billion to retained earnings as of January 29, 2016 to reflect the cumulative effect of the adoption. See tables provided below that present the impact of the new accounting standards to the Company’s previously reported financial results.

Recognition and Measurement of Financial Assets and Financial Liabilities — In January 2016, the FASB issued amended guidance that generally requires changes in the fair value of equity investments, other than those accounted for under the equity method, to be recognized through net income, rather than other comprehensive income. For equity investments without readily determinable fair values, the Company is no longer permitted to use the cost method of accounting. The Company has elected to apply the measurement alternative for those investments. Under the alternative, the Company measures investments without readily determinable fair values at cost, less impairment, adjusted by observable price changes on a prospective basis. The Company must make a separate election to use the alternative for each eligible investment and is required to reassess at each reporting period whether an investment qualifies for the alternative. The Company adopted this standard during the three months ended May 4, 2018. Adoption of the standard was applied through a cumulative one-time adjustment to accumulated deficit of $56 million for the accumulated unrealized gain previously recorded in other comprehensive income. The impact of the standard on the Consolidated Statements of Income (Loss) for the fiscal year ended February 1, 2019 was a gain of $354 million, recognized in interest and other, net, and the impact in future periods will depend on the relative observable changes in the market price of the equity investments.

Classification of Certain Cash Receipts and Cash Payments — In August 2016, the FASB issued amended guidance on the presentation and classification of eight specific cash flow issues with the objective of reducing existing diversity in practice. Companies should reflect any adjustments on a retrospective basis, if practicable; otherwise, adoption is required to be applied as of the earliest date practicable.  The Company adopted this standard during the three months ended May 4, 2018. Prior period amounts on the Consolidated Statements of Cash Flows have been recast to conform with current period presentation as shown in the reconciliation provided below.

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

Statement of Cash Flows, Restricted Cash — In November 2016, the FASB issued amended guidance requiring entities to include restricted cash and restricted cash equivalents in cash balances on the cash flow statement, and also to provide a supplemental reconciliation of cash, cash equivalents, and restricted cash. Public entities must adopt the new guidance for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company adopted this standard during the three months ended May 4, 2018. See Note 20 of the Notes to the Consolidated Financial Statements for supplemental cash flow information. Prior period amounts on the Consolidated Statements of Cash Flows have been recast to conform with current period presentation as shown in the reconciliation provided below.

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

Simplifying the Test for Goodwill Impairment — In January 2017, the FASB issued amended guidance to simplify the subsequent measurement of goodwill by removing Step 2 of the goodwill impairment test. Instead, under the amendments in the new guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Public entities must adopt the new guidance in fiscal years beginning after December 15, 2019, with early adoption permitted. In conjunction with its annual goodwill and indefinite-lived intangible assets impairment testing which occurs during the third fiscal quarter of each year, the Company elected to early adopt this guidance during the three months ended November 2, 2018. An interim goodwill impairment test was not required during the three months ended May 4, 2018 or the three months ended August 3, 2018. See Note 8 of the Notes to the Consolidated Financial Statements for additional information about goodwill impairment testing.

Derivatives and Hedging — In August 2017, the FASB issued amended guidance that will make more financial and non-financial hedging strategies eligible for hedge accounting. The amended guidance changes how companies assess effectiveness, and also amends the presentation and disclosure requirements. The guidance is intended to simplify the application of hedge accounting and increase transparency as to the scope and results of hedging programs. Immediate early adoption is permitted in any interim or annual period. The Company elected to early adopt this standard during the three months ended May 4, 2018. The impact of the adoption of the standard was immaterial to the Consolidated Financial Statements.

Income Statement - Reporting Comprehensive Income — In February 2018, the FASB issued guidance that will permit entities to reclassify the tax effects stranded in accumulated other comprehensive income to accumulated deficit as a result of U.S. Tax Reform, discussed in Note 11 of the Notes to the Consolidated Financial Statements. The guidance gives entities the option to reclassify these amounts, but requires new disclosures regardless of whether they elect to do so. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company elected to early adopt this standard during the three months ended May 4, 2018 and recorded the impact of the adoption as a cumulative adjustment to accumulated deficit. The impact of the adoption was immaterial to the Consolidated Financial Statements.

Impacts to Previously Reported Periods

The following tables present the impact of the new accounting standards to the Company’s previously reported financial results.

Selected Captions from the Consolidated Statement of Financial Position

	February 2, 2018
	As Reported (a)	Revenue from Contracts with Customers	As Recast
	(in millions)
Assets
Accounts receivable, net	$11,177	$544	$11,721
Other current assets	$5,054	$827	$5,881
Other non-current assets	$1,862	$541	$2,403
Liabilities and Stockholders’ Equity
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

The above impacts are summarized as follows:

Accounts receivable, net — The adoption of the new revenue standard resulted in an increase to accounts receivable, net primarily due to the following two factors:

•
First, the return rights provision, which represents an estimate of expected customer returns, that was previously presented as a reduction of accounts receivable, net is now being presented outside of accounts receivable, net in two separate balance sheet line items. A liability is recorded in accrued and other for the estimated value of the sales amounts to be returned to the customer, and an asset is recorded in other current assets representing the recoverable cost of the inventory estimated to be returned.

•
Second, the standard provides new guidance regarding transfer of control of goods to the customer. Under these new guidelines, the Company has determined that for certain hardware contracts in the United States, transfer of control and recognition of revenue can occur earlier. This determination resulted in an increase in accounts receivable, net and a decrease in the in-transit deferral recorded in other current assets.

Other assets — The adoption of the new revenue standard resulted in an increase in other assets due to capitalization of the costs to obtain a contract, as well as the accounts receivable, net of impacts discussed above.

Deferred revenue — The adoption of the new revenue standard resulted in a decrease in deferred revenue due to earlier recognition of revenue for software licenses, and a reduction in the portion of the aggregate transaction price allocated to the extended warranty. Deferred revenue was also reduced by the impact of variable consideration (i.e., price concessions, rebates, and refunds). The reduction in deferred revenue was partially offset by an increase resulting from the change in presentation of deferred costs on third-party software offerings, which are reported in other assets, and are either sold on a standalone basis or as an attached component of the Company’s hardware offering. The Company previously reported the associated deferred revenue net of these deferred costs in deferred revenue.

Consolidated Statements of Income (Loss)

	Fiscal Year Ended
	February 2, 2018			February 3, 2017
	As Reported (a)	Revenue from Contracts with Customers	As Recast	As Reported (a)	Revenue from Contracts with Customers	As Recast
	(in millions, except per share amounts)
Net revenue:
Products	$58,801	$2,450	$61,251	$48,706	$2,351	$51,057
Services	19,859	(2,070)	17,789	12,936	(1,829)	11,107
Total net revenue	78,660	380	79,040	61,642	522	62,164
Cost of net revenue:
Products	50,215	1,218	51,433	42,169	1,219	43,388
Services	8,391	(1,321)	7,070	6,514	(1,387)	5,127
Total cost of net revenue	58,606	(103)	58,503	48,683	(168)	48,515
Gross margin	20,054	483	20,537	12,959	690	13,649
Operating expenses:
Selling, general, and administrative	19,003	(434)	18,569	13,575	(172)	13,403
Research and development	4,384	—	4,384	2,636	—	2,636
Total operating expenses	23,387	(434)	22,953	16,211	(172)	16,039
Operating loss	(3,333)	917	(2,416)	(3,252)	862	(2,390)
Interest and other, net	(2,355)	2	(2,353)	(2,104)	—	(2,104)
Income (loss) before income taxes	(5,688)	919	(4,769)	(5,356)	862	(4,494)
Income tax provision (benefit)	(1,833)	(10)	(1,843)	(1,619)	199	(1,420)
Net income (loss) from continuing operations	(3,855)	929	(2,926)	(3,737)	663	(3,074)
Income (loss) from discontinued operations, net of income taxes	—	—	—	2,019	(103)	1,916
Net income (loss)	$(3,855)	$929	(2,926)	(1,718)	$560	(1,158)
Less: Net income (loss) attributable to non-controlling interests	(127)	50	(77)	(46)	55	9
Net income (loss) attributable to Dell Technologies Inc.	$(3,728)	$879	$(2,849)	$(1,672)	$505	$(1,167)

Earnings (loss) per share attributable to Dell Technologies Inc. - basic:
Class V Common Stock - basic	$1.41	0.22	$1.63	$1.44	(0.08)	$1.36
DHI Group - basic	$(7.08)	1.47	$(5.61)	$(8.52)	1.33	$(7.19)
Discontinued operations - DHI Group - basic	$—	—	$—	4.30	(0.22)	$4.08

Earnings (loss) per share attributable to Dell Technologies Inc. - diluted:
Class V Common Stock - diluted	$1.39	0.22	$1.61	$1.43	(0.08)	$1.35
DHI Group - diluted	$(7.08)	1.46	$(5.62)	$(8.52)	1.33	$(7.19)
Discontinued operations - DHI Group - basic	$—	—	$—	$4.30	(0.22)	$4.08
____________________

(a)	Amounts as reported in the Company’s annual report on Form 10-K for the fiscal year ended February 2, 2018.

The above impacts are summarized as follows:

Net revenue — The adoption of the new revenue standard resulted in an increase to net revenue due to earlier revenue recognition than permitted under the previous standard.

Products revenue vs. services revenue — The adoption of the new revenue standard resulted in a change to the classification of products revenue vs. services revenue, due to the following factors:

•
Under the new revenue standard, amounts within a contract are now allocated to the product and services performance obligations based on their respective standalone selling prices, which generally increases product revenue and decreases services revenue relative to previously reported results.

•
Further, third-party software licenses were previously recognized in services revenue as the Company could not separate the value of the software license from the associated maintenance agreement. Under the new revenue standard, the license value requires separation and will be recognized in product revenue, and the value of the software maintenance will continue to be recognized in services revenue.

Operating expenses — The adoption of the new revenue standard resulted in a decrease to operating expenses due to the deferral of the incremental direct costs of obtaining a contract.

Selected Captions from the Consolidated Statement of Cash Flows

	Fiscal Year Ended February 2, 2018
	As Reported (a)	Classification of Certain Cash Receipts and Cash Payments	Statement of Cash Flows, Restricted Cash	As Recast
	(in millions)
Change in cash from operating activities	$6,810	$48	$(15)	$6,843
Change in cash from investing activities	$(2,881)	$—	$6	$(2,875)
Change in cash from financing activities	$364	$(48)	$87	$403

Change in cash, cash equivalents, and restricted cash	$4,468	$—	$78	$4,546
Cash, cash equivalents, and restricted cash at beginning of the period	9,474	—	358	$9,832
Cash, cash equivalents, and restricted cash at end of the period	$13,942	$—	$436	$14,378

	Fiscal Year Ended February 3, 2017
	As Reported (a)	Classification of Certain Cash Receipts and Cash Payments	Statement of Cash Flows, Restricted Cash	As Recast
	(in millions)
Change in cash from operating activities	$2,309	$39	$19	$2,367
Change in cash from investing activities	$(31,256)	$—	$20	$(31,236)
Change in cash from financing activities	$31,821	$(39)	$3	$31,785

Change in cash, cash equivalents, and restricted cash	$2,898	$—	$42	$2,940
Cash, cash equivalents, and restricted cash at beginning of the period	6,576	—	316	$6,892
Cash, cash equivalents, and restricted cash at end of the period	$9,474	$—	$358	$9,832
____________________

(a)	Amounts as reported in the Company’s annual report on Form 10-K for the fiscal year ended February 2, 2018.

NOTE 3 — FAIR VALUE MEASUREMENTS

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of February 1, 2019 and February 2, 2018:

	February 1, 2019 (a)				February 2, 2018 (a)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(in millions)
Assets:
Cash and cash equivalents:
Money market funds	$5,221	$—	$—	$5,221	$8,641	$—	$—	$8,641
U.S. corporate debt securities	—	—	—	—	—	23	—	23
Foreign corporate debt securities	—	—	—	—	—	65	—	65
Debt securities:
U.S. government and agencies	—	—	—	—	682	392	—	1,074
U.S. corporate	—	—	—	—	—	2,003	—	2,003
Foreign	—	—	—	—	—	2,547	—	2,547
Equity and other securities	314	20	—	334	236	5	—	241
Derivative instruments	—	97	—	97	—	83	—	83
Total assets	$5,535	$117	$—	$5,652	$9,559	$5,118	$—	$14,677
Liabilities:
Derivative instruments	$—	$60	$—	$60	$—	$184	$—	$184
Total liabilities	$—	$60	$—	$60	$—	$184	$—	$184
____________________

(a)	The Company did not transfer any financial instruments between levels during the fiscal years ended February 1, 2019 and February 2, 2018.

The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value:

Money Market Funds — The Company’s investment in money market funds that are classified as cash equivalents hold underlying investments with a weighted average maturity of 90 days or less and are recognized at fair value. The valuations of these securities are based on quoted prices in active markets for identical assets, when available, or pricing models whereby all significant inputs are observable or can be derived from or corroborated by observable market data. The Company reviews security pricing and assesses liquidity on a quarterly basis. As of February 1, 2019, the Company’s U.S. portfolio had no material exposure to money market funds with a fluctuating net asset value.

Equity and Other Securities — The majority of the Company’s investments in equity and other securities that are measured at fair value on a recurring basis consist of strategic investments in publicly-traded companies. The valuation of these securities is based on quoted prices in active markets.

Debt Securities — The majority of the Company’s debt securities consists of various fixed income securities such as U.S. government and agencies, U.S. corporate, and foreign. Valuation is based on pricing models whereby all significant inputs, including benchmark yields, reported trades, broker-dealer quotes, issue spreads, benchmark securities, bids, offers, and other market related data, are observable or can be derived from or corroborated by observable market data for substantially the full term of the asset. Inputs are documented in accordance with the fair value measurements hierarchy. The Company reviews security pricing and assesses liquidity on a quarterly basis. See Note 4 of the Notes to the Consolidated Financial Statements for additional information about investments.

Derivative Instruments — The Company’s derivative financial instruments consist primarily of foreign currency forward and purchased option contracts and interest rate swaps. The fair value of the portfolio is determined using valuation models based on market observable inputs, including interest rate curves, forward and spot prices for currencies, and implied volatilities. Credit risk is also factored into the fair value calculation of the Company’s derivative instrument portfolio. See Note 7 of the Notes to the Consolidated Financial Statements for a description of the Company’s derivative financial instrument activities.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis — Certain assets are measured at fair value on a nonrecurring basis and therefore are not included in the recurring fair value table above. These assets consist primarily of non-financial assets such as goodwill and intangible assets. See Note 8 of the Notes to the Consolidated Financial Statements for additional information about goodwill and intangible assets.

As of February 1, 2019 and February 2, 2018, the Company held private strategic investments of $671 million and $485 million, respectively. As these investments represent early-stage companies without readily determinable fair values, they are not included in the recurring fair value table above.

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

Carrying Value and Estimated Fair Value of Outstanding Debt — The following table summarizes the carrying value and estimated fair value of the Company’s outstanding debt as described in Note 6 of the Notes to the Consolidated Financial Statements, including the current portion, as of the dates indicated:

	February 1, 2019		February 2, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in billions)
Senior Secured Credit Facilities	$12.5	$12.6	$10.4	$10.6
First Lien Notes	$19.8	$21.0	$19.7	$21.9
Unsecured Notes and Debentures	$1.8	$1.9	$2.3	$2.5
Senior Notes	$3.1	$3.4	$3.1	$3.4
EMC Notes	$3.0	$2.9	$5.5	$5.4
VMware Notes	$4.0	$3.9	$4.0	$3.9
Margin Loan Facility	$3.3	$3.4	$2.0	$2.0

The fair values of the outstanding debt shown in the table above, as well as the DFS debt described in Note 5 of the Notes to the Consolidated Financial Statements, were determined based on observable market prices in a less active market or based on valuation methodologies using observable inputs and were categorized as Level 2 in the fair value hierarchy. The carrying value of DFS debt approximates fair value.

NOTE 4 — INVESTMENTS

The following table summarizes, by major security type, the carrying value and amortized cost of the Company’s investments. All debt security investments with remaining effective maturities in excess of one year and substantially all equity and other securities are recorded as long-term investments in the Consolidated Statements of Financial Position.

	February 1, 2019				February 2, 2018
	Cost	Unrealized Gain	Unrealized (Loss)	Carrying Value	Cost	Unrealized Gain	Unrealized (Loss)	Carrying Value
	(in millions)
Investments:
U.S. government and agencies	$—	$—	$—	$—	$485	$—	$(2)	$483
U.S. corporate debt securities	—	—	—	—	660	—	(2)	658
Foreign debt securities	—	—	—	—	1,048	—	(2)	1,046
Total short-term investments	—	—	—	—	2,193	—	(6)	2,187
U.S. government and agencies	—	—	—	—	600	—	(9)	591
U.S. corporate debt securities	—	—	—	—	1,361	—	(16)	1,345
Foreign debt securities	—	—	—	—	1,518	—	(17)	1,501
Equity and other securities (a)	638	539	(172)	1,005	640	86	—	726
Total long-term investments	638	539	(172)	1,005	4,119	86	(42)	4,163
Total investments	$638	$539	$(172)	$1,005	$6,312	$86	$(48)	$6,350
____________________

(a)
$671 million and $485 million of equity and other securities as of February 1, 2019 and February 2, 2018, respectively, are private strategic investments without readily determinable fair values, which are recorded at cost, less impairment, and adjusted for observable price changes.  For the fiscal year ended February 1, 2019, the equity and other securities without readily determinable fair values increased by $233 million due to upward adjustments for observable price changes, offset by $80 million of downward adjustments that were primarily attributable to impairments. The remainder of equity and other securities consists of publicly-traded investments that are measured at fair value on a recurring basis. See Note 3 of the Notes to the Consolidated Financial Statements for additional information on investments measured at fair value.

The Company’s investments in debt securities are classified as available-for-sale securities, which are carried at fair value. Subsequent to the Class V transaction described in Note 14 of the Notes to the Consolidated Financial Statements and as of February 1, 2019, the Company did not hold any investments in debt securities. As of February 2, 2018, the aggregate fair value of investments held in a continuous unrealized loss position for greater than 12 months was $1.9 billion, and the unrealized loss on these investments was $25 million.

NOTE 5 — FINANCIAL SERVICES

The Company offers or arranges various financing options and services, and alternative payment structures for its customers in North America, Europe, Australia, and New Zealand through Dell Financial Services and its affiliates (“DFS”). The Company also arranges financing for some of its customers in various countries where DFS does not currently operate as a captive. The key activities of DFS include originating, collecting, and servicing of customer financing arrangements primarily related to the purchase or usage of Dell Technologies products and services. In some cases, DFS also offers financing on the purchase of third-party technology products that complement the Dell Technologies portfolio of products and services. New financing originations were $7.3 billion, $6.3 billion, and $4.5 billion for the fiscal years ended February 1, 2019, February 2, 2018, and February 3, 2017, respectively.

Financing Receivables

The Company’s financing receivables are aggregated into the following categories:

•
Revolving loans — Revolving loans offered under private label credit financing programs provide qualified customers with a revolving credit line for the purchase of products and services offered by Dell Technologies. These private label credit financing programs are referred to as Dell Preferred Account (“DPA”) and Dell Business Credit (“DBC”). The DPA product is primarily offered to individual consumer customers, and the DBC product is primarily offered to small and medium-sized commercial customers. Revolving loans in the United States bear interest at a variable annual percentage rate that is tied to the prime rate. Based on historical payment patterns, revolving loan transactions are typically repaid within twelve months on average. Due to the short-term nature of the revolving loan portfolio, the carrying value of the portfolio approximates fair value.

•
Fixed-term sales-type leases and loans — The Company enters into sales-type lease arrangements with customers who seek lease financing. Leases with business customers have fixed terms of generally two to four years. Future maturities of minimum lease and associated financing payments as of February 1, 2019 were as follows: $2.6 billion in Fiscal 2020; $1.7 billion in Fiscal 2021; $0.9 billion in Fiscal 2022; $0.3 billion in Fiscal 2023; and $0.1 billion in Fiscal 2024 and beyond. Future maturities and associated financing payments referenced herein represent the aggregate payments under the customer lease contract. The Company also offers fixed-term loans to qualified small businesses, large commercial accounts, governmental organizations, educational entities, and certain individual consumer customers. These loans are repaid in equal payments including interest and have defined terms of generally three to five years. The fair value of the fixed-term loan portfolio is determined using market observable inputs.  The carrying value of these loans approximates fair value.

The following table summarizes the components of the Company’s financing receivables segregated by portfolio segment as of February 1, 2019 and February 2, 2018:

	February 1, 2019			February 2, 2018
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total
	(in millions)
Financing receivables, net:
Customer receivables, gross (a)	$835	$7,249	$8,084	$900	$6,282	$7,182
Allowances for losses	(75)	(61)	(136)	(81)	(64)	(145)
Customer receivables, net	760	7,188	7,948	819	6,218	7,037
Residual interest	—	674	674	—	606	606
Financing receivables, net	$760	$7,862	$8,622	$819	$6,824	$7,643
Short-term	$760	$3,638	$4,398	$819	$3,100	$3,919
Long-term	$—	$4,224	$4,224	$—	$3,724	$3,724

____________________

(a)	Customer financing receivables, gross includes accrued interest.

The following table presents the changes in allowance for financing receivable losses for the respective periods:

	Revolving	Fixed-term	Total
	(in millions)
Allowance for financing receivable losses:
Balances as of January 29, 2016	$118	$58	$176
Charge-offs, net of recoveries	(91)	(17)	(108)
Provision charged to income statement	64	11	75
Balances as of February 3, 2017	91	52	143
Charge-offs, net of recoveries	(84)	(17)	(101)
Provision charged to income statement	74	29	103
Balances as of February 2, 2018	81	64	145
Charge-offs, net of recoveries	(78)	(26)	(104)
Provision charged to income statement	72	23	95
Balances as of February 1, 2019	$75	$61	$136

The following table summarizes the aging of the Company’s customer financing receivables, gross, including accrued interest, as of February 1, 2019 and February 2, 2018, segregated by class:

	February 1, 2019				February 2, 2018
	Current	Past Due 1 — 90 Days	Past Due >90 Days	Total	Current	Past Due 1 — 90 Days	Past Due >90 Days	Total
	(in millions)
Revolving — DPA	$583	$53	$21	$657	$633	$59	$23	$715
Revolving — DBC	155	19	4	178	162	19	4	185
Fixed-term — Consumer and Commercial	6,282	878	89	7,249	5,414	775	93	6,282
Total customer receivables, gross	$7,020	$950	$114	$8,084	$6,209	$853	$120	$7,182

Aging is likely to fluctuate year to year as a result of the variability in volume of large transactions entered into over the period, and the administrative processes that accompany those larger transactions. As such, fluctuations in aging do not necessarily indicate a material change in the credit quality of the portfolio.

Credit Quality

The following table summarizes customer receivables, gross, including accrued interest, by credit quality indicator segregated by class, as of February 1, 2019 and February 2, 2018. The categories shown in the table below segregate customer receivables based on the relative degrees of credit risk. The credit quality indicators for DPA revolving accounts are measured primarily as of each quarter-end date, while all other indicators are generally updated on a periodic basis.

	February 1, 2019				February 2, 2018
	Higher	Mid	Lower	Total	Higher	Mid	Lower	Total
	(in millions)
Revolving — DPA	$128	$192	$337	$657	$131	$223	$361	$715
Revolving — DBC	$47	$54	$77	$178	$48	$58	$79	$185
Fixed-term — Consumer and Commercial	$3,980	$1,984	$1,285	$7,249	$3,334	$1,828	$1,120	$6,282

For DPA revolving receivables shown in the table above, the Company makes credit decisions based on proprietary scorecards, which include the customer’s credit history, payment history, credit usage, and other credit agency-related elements. The higher quality category includes prime accounts generally of a higher credit quality that are comparable to U.S. customer FICO scores of 720 or above. The mid-category represents the mid-tier accounts that are comparable to U.S. customer FICO scores from 660 to 719. The lower category is generally sub-prime and represents lower credit quality accounts that are comparable to U.S. customer FICO scores below 660. For the DBC revolving receivables and fixed-term commercial receivables shown in the table above, an internal grading system is utilized that assigns a credit level score based on a number of considerations, including liquidity, operating performance, and industry outlook. The grading criteria and classifications for the fixed-term products differ from those for the revolving products as loss experience varies between these product and customer groups. The credit quality categories cannot be compared between the different classes as loss experience varies substantially between the classes.

DFS Debt

The Company maintains programs that facilitate the funding of financing receivables and other alternative payment structures in the capital markets. The following table summarizes DFS debt as of the periods indicated. The table excludes the allocated portion of the Company’s other borrowings, which represents the additional amount considered to fund the DFS business.

	February 1, 2019	February 2, 2018
	(in millions)
DFS U.S. debt:
Securitization facilities	$1,914	$1,498
Fixed-term securitization offerings	2,303	2,034
Other	223	32
Total DFS U.S. debt	4,440	3,564
DFS international debt:
Securitization facility	584	404
Other borrowings	708	628
Note payable	197	200
Total DFS international debt	1,489	1,232
Total DFS debt	$5,929	$4,796
Total short-term DFS debt	$3,113	$3,327
Total long-term DFS debt	$2,816	$1,469

DFS U.S. Debt

Securitization Facilities — The Company maintains separate securitization facilities in the United States for fixed-term leases and loans and for revolving loans. This debt is collateralized solely by the U.S. financing receivables in the facilities. The debt has a variable interest rate and the duration of the debt is based on the terms of the underlying financing receivables. As of February 1, 2019, the total debt capacity related to the U.S. securitization facilities was $3.5 billion. The Company enters into interest swap agreements to effectively convert a portion of its securitization debt from a floating rate to a fixed rate. See Note 7 of the Notes to the Consolidated Financial Statements for additional information about interest rate swaps.

The Company’s U.S. securitization facility for revolving loans is effective through June 1, 2020. The Company’s two U.S. securitization facilities for fixed-term leases and loans are effective through February 10, 2020 and February 22, 2020, respectively.

The securitization facilities contain standard structural features related to the performance of the securitized receivables, which include defined credit losses, delinquencies, average credit scores, and minimum collection requirements. In the event one or more of these criteria are not met and the Company is unable to restructure the facility, no further funding of receivables will be permitted and the timing of the Company’s expected cash flows from over-collateralization will be delayed. As of February 1, 2019, these criteria were met.

Fixed-Term Securitization Offerings — The Company periodically issues asset-backed debt securities under fixed-term securitization programs to private investors. The asset-backed debt securities are collateralized solely by the U.S. fixed-term financing receivables in the offerings, which are held by Special Purpose Entities (“SPEs”), as discussed below. The interest rate on these securities is fixed and ranges from 1.97% to 3.97% per annum, and the duration of these securities is based on the terms of the underlying financing receivables.

DFS International Debt

Securitization Facility — The Company maintains a securitization facility in Europe for fixed-term leases and loans. This facility is effective through December 21, 2020 and had a total debt capacity of $916 million as of February 1, 2019.

The securitization facility contains standard structural features related to the performance of the securitized receivables which include defined credit losses, delinquencies, average credit scores, and minimum collection requirements. In the event one or more of these criteria are not met and the Company is unable to restructure the program, no further funding of receivables will be permitted and the timing of the Company’s expected cash flows from over-collateralization will be delayed. As of February 1, 2019, these criteria were met.

Other Borrowings — In connection with the Company’s international financing operations, the Company has entered in to revolving structured financing debt programs related to its fixed-term lease and loan products sold in Canada, Europe, Australia, and New Zealand. The Canadian facility, which is collateralized solely by Canadian financing receivables, had a total debt capacity of $229 million as of February 1, 2019, and is effective through January 16, 2023. The European facility, which is collateralized solely by European financing receivables, had a total debt capacity of $687 million as of February 1, 2019, and is effective through December 14, 2020. The Australia and New Zealand facility, which is collateralized solely by Australia and New Zealand financing receivables, had a total debt capacity of $131 million as of February 1, 2019, and is effective through January 29, 2020.

Note Payable — On November 27, 2017, the Company entered into an unsecured credit agreement to fund receivables in Mexico. As of February 1, 2019, the aggregate principal amount of the note payable is $197 million. The note bears interest at either the applicable London Interbank Offered Rate (“LIBOR”) plus 2.25%, for the borrowings denominated in U.S. dollars, or the Mexican Interbank Equilibrium Interest Rate (“TIIE”) plus 2.00%, for the borrowings denominated in Mexican pesos. The note will mature on December 1, 2020. Although the note is unsecured, the Company intends to manage the note in the same manner as its structured financing programs, so that the collections from financing receivables in Mexico will be used to pay down principal and interest of the note.

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

The following table shows financing receivables held by the consolidated VIEs as of the respective dates:

	February 1, 2019	February 2, 2018
	(in millions)
Financing receivables held by consolidated VIEs, net:
Short-term, net	$2,940	$2,572
Long-term, net	2,508	1,981
Financing receivables held by consolidated VIEs, net	$5,448	$4,553

Financing receivables transferred via securitization through SPEs were $4.6 billion and $3.9 billion for the fiscal years ended February 1, 2019 and February 2, 2018, respectively.

Some of the SPEs have entered into financing arrangements with multi-seller conduits that, in turn, issue asset-backed debt securities in the capital markets. The DFS debt outstanding, which is collateralized by the financing receivables held by the consolidated VIEs, was $4.8 billion and $3.9 billion as of February 1, 2019 and February 2, 2018, respectively. The Company’s risk of loss related to securitized receivables is limited to the amount by which the Company’s right to receive collections for assets securitized exceeds the amount required to pay interest, principal, and fees and expenses related to the asset-backed securities. The Company provides credit enhancement to the securitization in the form of over-collateralization.

Financing Receivable Sales

To manage certain concentrations of customer credit exposure, the Company may sell selected fixed-term financing receivables to unrelated third parties on a periodic basis. The amount of financing receivables sold was $949 million, $683 million, and $321 million for the fiscal years ended February 1, 2019, February 2, 2018, and February 3, 2017, respectively.

NOTE 6 — DEBT

The following table summarizes the Company’s outstanding debt as of the dates indicated:

	February 1, 2019	February 2, 2018
	(in millions)
Secured Debt
Senior Secured Credit Facilities:
4.50% Term Loan B Facility due September 2023	$4,938	$4,988
4.25% Term Loan A-2 Facility due September 2021	4,116	4,394
Term Loan A-3 Facility due December 2018	—	1,213
4.25% Term Loan A-4 Facility due December 2023	1,650	—
4.25% Term Loan A-5 Facility due December 2019	2,016	—
First Lien Notes:
3.48% due June 2019	3,750	3,750
4.42% due June 2021	4,500	4,500
5.45% due June 2023	3,750	3,750
6.02% due June 2026	4,500	4,500
8.10% due July 2036	1,500	1,500
8.35% due July 2046	2,000	2,000
Unsecured Debt
Unsecured Notes and Debentures:
5.65% due April 2018	—	500
5.875% due June 2019	600	600
4.625% due April 2021	400	400
7.10% due April 2028	300	300
6.50% due April 2038	388	388
5.40% due September 2040	264	264
Senior Notes:
5.875% due June 2021	1,625	1,625
7.125% due June 2024	1,625	1,625
EMC Notes:
1.875% due June 2018	—	2,500
2.650% due June 2020	2,000	2,000
3.375% due June 2023	1,000	1,000
VMware Notes:
2.30% due August 2020	1,250	1,250
2.95% due August 2022	1,500	1,500
3.90% due August 2027	1,250	1,250
DFS Debt (Note 5)	5,929	4,796
Other
4.99% Margin Loan Facility due April 2022	3,350	2,000
Other	38	101
Total debt, principal amount	$54,239	$52,694

	February 1, 2019	February 2, 2018
	(in millions)
Total debt, principal amount	$54,239	$52,694
Unamortized discount, net of unamortized premium	(271)	(266)
Debt issuance costs	(447)	(557)
Total debt, carrying value	$53,521	$51,871
Total short-term debt, carrying value	$4,320	$7,873
Total long-term debt, carrying value (a)	$49,201	$43,998

____________________

(a)
Subsequent to the fiscal year ended February 1, 2019, the Company issued long-term debt and used the net proceeds to repay all of the First Lien Notes due June 2019 and the Term Loan A-5 Facility due December 2019. As of February 1, 2019, the carrying values of the First Lien Notes due June 2019 and Term Loan A-5 Facility due December 2019 were classified as long-term debt. See Note 24 of the Notes to the Consolidated Financial Statements for additional information regarding debt issuances and refinancing transactions.

During the fiscal year ended February 1, 2019, the Company repaid $3.0 billion principal amount of its unsecured notes and $1.5 billion principal amount of its term loan facilities, which included approximately $0.3 billion of amortization. The Term Loan A-3 Facility was fully repaid during the three months ended November 2, 2018.

In connection with the Class V transaction described in Note 14 of the Notes to the Consolidated Financial Statements, on December 20, 2018, the Company entered into an amendment to the credit agreement for the Senior Secured Credit Facilities, described below, which included (a) a new senior secured Term Loan A-4 Facility under its Senior Secured Credit Facilities consisting of $1.7 billion term A-4 loans, (b) a new senior secured Term Loan A-5 Facility under the Senior Secured Credit Facilities consisting of $2.0 billion term A-5 loans, (c) $1.4 billion in incremental loans under the Margin Loan Facility, and (d) an increase in the aggregate revolving commitments available under the Revolving Credit Facility to $4.5 billion. See below for additional information regarding the Senior Secured Credit Facilities.

The Company issued an additional $1.2 billion, net, in DFS debt to support the expansion of its financing receivables portfolio during the fiscal year ended February 1, 2019.

Secured Debt

Senior Secured Credit Facilities — The Company has entered into a credit agreement that provides for senior secured credit facilities (the “Senior Secured Credit Facilities”) comprising (a) term loan facilities and (b) a senior secured Revolving Credit Facility, which includes capacity for up to $0.5 billion of letters of credit and for borrowings of up to $0.4 billion under swing-line loans. As of February 1, 2019, the senior secured credit facilities had an aggregate principal amount of $17.6 billion.

As of February 1, 2019, available borrowings under the Revolving Credit Facility totaled $4.5 billion. The Senior Secured Credit Facilities provide that the borrowers have the right at any time, subject to customary conditions, to request incremental term loans or incremental revolving commitments.

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

The Term Loan B Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount. The Term Loan A-2 Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 5% of the original principal amount in the first year after the closing date of the refinancing transaction on October 20, 2017, 10% of the original principal amount in each of the second and third years after October 20, 2017, and 75% of the original principal amount in the fourth year after October 20, 2017. The Term Loan A-4 Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 5% of the original principal in the first four years after the facility closing date of December 20, 2018, and 80% of the original principal amount in the fifth year after December 20, 2018. The Term Loan A-5 Facility and the Revolving Credit Facility have no amortization.

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

China Revolving Credit Facility — On October 31, 2017, the Company entered into a credit agreement (the “China Revolving Credit Facility”) with a bank lender for a secured revolving loan facility in an aggregate principal amount not to exceed $500 million at an interest rate of LIBOR plus 0.6% per annum. The facility expired on October 31, 2018, with no outstanding borrowings due. Unaudited update: Subsequent to the fiscal year ended February 1, 2019, the China Revolving Credit Facility was renewed. The new terms provide an uncommitted line, with no change to the aggregate principal amount of $500 million at an interest rate of LIBOR plus 0.6% per annum. The new facility expires on February 26, 2020.

Unsecured Debt

Unsecured Notes and Debentures — The Company has outstanding unsecured notes and debentures (collectively, the “Unsecured Notes and Debentures”) that were issued by Dell prior to the acquisition of Dell by Dell Technologies Inc. in the going-private transaction that closed in October 2013. Interest on these borrowings is payable semiannually.

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

VMware Revolving Credit Facility — On September 12, 2017, VMware, Inc. entered into an unsecured credit agreement, establishing a revolving credit facility (the “VMware Revolving Credit Facility”), with a syndicate of lenders that provides the company with a borrowing capacity of up to $1.0 billion which may be used for VMware, Inc. general corporate purposes. Commitments under the VMware Revolving Credit Facility are available for a period of five years, which may be extended, subject to the satisfaction of certain conditions, by up to two one year periods. The credit agreement contains certain representations, warranties, and covenants. Commitment fees, interest rates, and other terms of borrowing under the VMware Revolving Credit Facility may vary based on VMware, Inc.’s external credit ratings. None of the net proceeds of such borrowings will be made available to support the operations or satisfy any corporate purposes of Dell Technologies, other than the operations and corporate purposes of VMware, Inc. and VMware, Inc.’s subsidiaries. As of February 1, 2019, there were no outstanding borrowings under the VMware Revolving Credit Facility.

DFS Debt

See Note 5 and Note 7 of the Notes to the Consolidated Financial Statements, respectively, for discussion of DFS debt and the interest rate swap agreements that hedge a portion of that debt.

Other

Margin Loan Facility — On April 12, 2017, the Company entered into the Margin Loan Facility in an aggregate principal amount of $2.0 billion. In connection with the Class V transaction, on December 20, 2018, the Company amended the Margin Loan Facility to increase the aggregate principal amount of the facility to $3.4 billion. VMW Holdco LLC, a wholly-owned subsidiary of EMC, is the borrower under the Margin Loan Facility, which is secured by 60 million shares of Class B common stock of VMware, Inc. and 20 million shares of Class A common stock of VMware, Inc. Loans under the Margin Loan Facility bear interest at a rate per annum payable, at the borrower’s option, either at (a) a base rate plus 1.25% per annum or (b) a LIBOR-based rate plus 2.25% per annum. Interest under the Margin Loan Facility is payable quarterly.

The Margin Loan Facility will mature in April 2022. The borrower may voluntarily repay outstanding loans under the Margin Loan Facility at any time without premium or penalty, other than customary “breakage” costs, subject to certain minimum threshold amounts for prepayment.

Pivotal Revolving Credit Facility — On September 7, 2017, Pivotal entered into a credit agreement (the “Pivotal Revolving Credit Facility”) that provides for a senior secured revolving loan facility in an aggregate principal amount not to exceed $100 million. The credit facility contains customary representations, warranties, and covenants, including financial covenants. The credit agreement will expire on September 8, 2020, unless it is terminated earlier. None of the net proceeds of borrowings under the facility will be made available to support the operations or satisfy any corporate purposes of Dell Technologies, other than the operations and corporate purposes of Pivotal and Pivotal’s subsidiaries. As of February 1, 2019, there were no outstanding borrowings under the Pivotal Revolving Credit Facility.

Aggregate Future Maturities

As of February 1, 2019, aggregate future maturities of the Company’s debt were as follows:

	Maturities by Fiscal Year
	2020	2021	2022	2023	2024	Thereafter	Total
	(in millions)
Senior Secured Credit Facilities and First Lien Notes	$6,344	$433	$7,969	$166	$9,807	$8,001	$32,720
Unsecured Notes and Debentures	600	—	400	—	—	952	1,952
Senior Notes and EMC Notes	—	2,000	1,625	—	1,000	1,625	6,250
VMware Notes	—	1,250	—	1,500	—	1,250	4,000
DFS Debt	3,113	2,373	335	95	13	—	5,929
Margin Loan Facility	—	—	—	3,350	—	—	3,350
Other	29	9	—	—	—		38
Total maturities, principal amount	10,086	6,065	10,329	5,111	10,820	11,828	54,239
Associated carrying value adjustments	(40)	(6)	(136)	(30)	(163)	(343)	(718)
Total maturities, carrying value amount	$10,046	$6,059	$10,193	$5,081	$10,657	$11,485	$53,521

The table above classifies aggregate future maturities based on respective contractual maturities as of February 1, 2019. However, subsequent to February 1, 2019, the Company issued long-term debt and used the net proceeds to repay all of the First Lien Notes due June 2019 and the Term Loan A-5 Facility due December 2019. Due to the completion of refinancing transactions, the carrying value amounts of the First Lien Notes and Term Loan A-5 Facility were classified as long-term debt within the Company’s Consolidated Statement of Financial Position as of February 1, 2019. See Note 24 of the Notes to the Consolidated Financial Statements for additional information regarding debt issuances and refinancing transactions.

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

As of February 1, 2019, the Company had certain consolidated subsidiaries that were designated as unrestricted subsidiaries for all purposes of the applicable credit agreements and the indentures governing the First Lien Notes and the Senior Notes. Substantially all of the net assets of the Company’s consolidated subsidiaries were restricted, with the exception of the Company’s unrestricted subsidiaries, primarily VMware Inc., Secureworks, Pivotal, and their respective subsidiaries, as of February 1, 2019.

The Term Loan A-2 Facility, the Term Loan A-4 Facility, the Term Loan A-5 Facility, and the Revolving Credit Facility are subject to a first lien leverage ratio covenant that is tested at the end of each fiscal quarter of Dell with respect to Dell’s preceding four fiscal quarters. The Company was in compliance with all financial covenants as of February 1, 2019.

NOTE 7 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

During the fiscal years ended February 1, 2019, February 2, 2018, and February 3, 2017, the Company did not discontinue any cash flow hedges related to foreign exchange contracts that had a material impact on the Company’s results of operations due to the probability that the forecasted cash flows would not occur.

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

In connection with expanded offerings of DFS in Europe, forward contracts are used to hedge financing receivables denominated in foreign currencies. These contracts are not designated for hedge accounting and most expire within three years or less.

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

The Company utilizes cross currency amortizing swaps to hedge the currency and interest rate risk exposure associated with the securitization program that was established in Europe in January 2017.  The cross currency swaps combine a Euro-based interest rate swap with a British Pound or U.S. Dollar foreign exchange forward contract in which the Company pays a fixed British Pound or U.S. Dollar amount and receives a floating amount in Euros linked to the one-month Euribor.  The notional value of the swaps amortizes in line with the expected cash flows and run-off of the securitized assets.  The swaps are not designated for hedge accounting and expire within five years or less.

Derivative Instruments

Notional Amounts of Outstanding Derivative Instruments

	February 1, 2019	February 2, 2018
	(in millions)
Foreign exchange contracts:
Designated as cash flow hedging instruments	$7,573	$4,392
Non-designated as hedging instruments	6,129	6,223
Total	$13,702	$10,615
Interest rate contracts:
Non-designated as hedging instruments	$2,674	$1,897

Effect of Derivative Instruments Designated as Hedging Instruments on the Consolidated Statements of Financial Position and the Consolidated Statements of Income (Loss)

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in Accumulated OCI, Net of Tax, on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
	(in millions)		(in millions)		(in millions)
For the fiscal year ended February 1, 2019
		Total net revenue	$225
Foreign exchange contracts	$299	Total cost of net revenue	—
Interest rate contracts	—	Interest and other, net	—	Interest and other, net	—
Total	$299		$225		$—

For the fiscal year ended February 2, 2018
		Total net revenue	$(77)
Foreign exchange contracts	$(248)	Total cost of net revenue	(57)
Interest rate contracts	—	Interest and other, net	—	Interest and other, net	—
Total	$(248)		$(134)		$—

For the fiscal year ended February 3, 2017
		Total net revenue	$57
Foreign exchange contracts	$20	Total cost of net revenue	(13)
Interest rate contracts	—	Interest and other, net	—	Interest and other, net	(1)
Total	$20		$44		$(1)

Effect of Derivative Instruments Not Designated as Hedging Instruments on the Consolidated Statements of Income (Loss)

	Fiscal Year Ended
	February 1, 2019	February 2, 2018	February 3, 2017	Location of Gain (Loss) Recognized
	(in millions)
Foreign exchange contracts	$(67)	$(106)	$(9)	Interest and other, net
Interest rate contracts	(8)	4	(3)	Interest and other, net
Total	$(75)	$(102)	$(12)

Fair Value of Derivative Instruments in the Consolidated Statements of Financial Position

The Company presents its foreign exchange derivative instruments on a net basis in the Consolidated Statements of Financial Position due to the right of offset by its counterparties under master netting arrangements. The fair value of those derivative instruments presented on a gross basis as of each date indicated below was as follows:

	February 1, 2019
	Other Current Assets	Other Non- Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value
		(in millions)
Derivatives designated as hedging instruments:
Foreign exchange contracts in an asset position	$45	$—	$29	$—	$74
Foreign exchange contracts in a liability position	(19)	—	(20)	—	(39)
Net asset (liability)	26	—	9	—	35
Derivatives not designated as hedging instruments:
Foreign exchange contracts in an asset position	178	—	57	—	235
Foreign exchange contracts in a liability position	(110)	—	(115)	(2)	(227)
Interest rate contracts in an asset position	—	3	—	—	3
Interest rate contracts in a liability position	—	—	—	(9)	(9)
Net asset (liability)	68	3	(58)	(11)	2
Total derivatives at fair value	$94	$3	$(49)	$(11)	$37

	February 2, 2018
	Other Current Assets	Other Non- Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value
		(in millions)
Derivatives designated as hedging instruments:
Foreign exchange contracts in an asset position	$9	$—	$11	$—	$20
Foreign exchange contracts in a liability position	(7)	—	(52)	—	(59)
Net asset (liability)	2	—	(41)	—	(39)
Derivatives not designated as hedging instruments:
Foreign exchange contracts in an asset position	194	3	141	—	338
Foreign exchange contracts in a liability position	(127)	—	(283)	—	(410)
Interest rate contracts in an asset position	—	11	—	—	11
Interest rate contracts in a liability position	—	—	—	(1)	(1)
Net asset (liability)	67	14	(142)	(1)	(62)
Total derivatives at fair value	$69	$14	$(183)	$(1)	$(101)

The following tables present the gross amounts of the Company’s derivative instruments, amounts offset due to master netting agreements with the Company’s counterparties, and the net amounts recognized in the Consolidated Statements of Financial Position:

	February 1, 2019
	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ (Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Received or Pledged
	(in millions)
Derivative instruments:
Financial assets	$312	$(215)	$97	$—	$—	$97
Financial liabilities	(275)	215	(60)	—	4	(56)
Total derivative instruments	$37	$—	$37	$—	$4	$41

	February 2, 2018
	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ (Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Received or Pledged
	(in millions)
Derivative instruments:
Financial assets	$369	$(286)	$83	$—	$—	$83
Financial liabilities	(470)	286	(184)	—	—	(184)
Total derivative instruments	$(101)	$—	$(101)	$—	$—	$(101)

NOTE 8 — BUSINESS COMBINATIONS, GOODWILL AND INTANGIBLE ASSETS

Business Combinations

Fiscal year ended February 1, 2019

VMware, Inc. Acquisitions

CloudHealth Technologies, Inc. — During the third quarter of the fiscal year ended February 1, 2019, VMware, Inc. completed the acquisition of CloudHealth Technologies, Inc. (“CloudHealth Technologies”), a company delivering a cloud operations platform that enables customers to analyze and manage cloud cost, usage, security, and performance centrally for native public clouds. The total purchase price was $495 million, net of cash acquired of $26 million and primarily included $101 million of identifiable intangible assets and $394 million of goodwill that is not expected to be deductible for tax purposes. The identifiable intangible assets included completed technology of $69 million and customer relationships of $18 million, with estimated useful lives of one to five years. The fair value of assumed unvested equity awards attributed to post-combination services was $39 million and will be expensed over the remaining requisite service periods on a straight-line basis.
The preliminary allocation of the purchase price was based on a preliminary valuation and assumptions and is subject to change within the measurement period. VMware, Inc. expects to finalize the allocation of the purchase price as soon as practicable and not later than one year from the acquisition date.
Heptio Inc. — During the fourth quarter of the fiscal year ended February 1, 2019, VMware, Inc. completed the acquisition of Heptio Inc. (“Heptio”), a provider of products and services that help enterprises deploy and operationalize Kubernetes software. The total purchase price was $420 million, net of cash acquired of $15 million. The purchase price primarily included $27 million of identifiable intangible assets and $392 million of goodwill that is not expected to be deductible for tax purposes. The identifiable intangible assets primarily consisted of completed technology of $20 million, with an estimated useful life of five years. Merger consideration totaling $117 million, including $24 million that was held in escrow, is payable to certain employees of Heptio subject to specified future employment conditions and is being recognized as expense over the requisite service periods on a straight-line basis. Compensation expense recognized during the year ended February 1, 2019 was not significant. The fair value of assumed unvested equity awards attributed to post-combination services was $47 million and will be expensed over the remaining requisite service periods on a straight-line basis.
The initial allocation of the purchase price was based on a preliminary valuation and assumptions and is subject to change within the measurement period. VMware expects to finalize the allocation of the purchase price as soon as practicable and no later than one year from the acquisition date.
The Company has not presented pro forma results of operations for the foregoing acquisitions because they are not material to the Company’s consolidated results of operations, financial position, or cash flows.

Fiscal year ended February 2, 2018

VMware, Inc. Acquisitions

VeloCloud Networks, Inc. — During the fourth quarter of the fiscal year ended February 2, 2018, VMware, Inc. completed the acquisition of VeloCloud Networks, Inc. (“VeloCloud”), a provider of cloud-delivered software-defined wide-area network (SD-WAN) technology for enterprises and service providers. VMware, Inc. acquired VeloCloud to build on its network virtualization platform, VMware NSX, and to expand its networking portfolio. The total purchase price was $449 million, net of cash acquired of $24 million. The purchase price primarily included $142 million of identifiable intangible assets and $326 million of goodwill that is not expected to be deductible for tax purposes. The identifiable intangible assets primarily include completed technology of $87 million and customer contracts of $44 million, with estimated useful lives of six to seven years. The fair value of assumed unvested equity attributed to post-combination services was $30 million and will be expensed over the remaining requisite service periods on a straight-line basis.

Prior to the closing of the acquisition, Dell Technologies, including VMware Inc., held an ownership interest in VeloCloud. Upon completion of the step acquisition, Dell Technologies recognized a gain of $8 million in interest and other, net for the remeasurement of its previously held ownership interest to fair value, which was $12 million.

Other Business Combinations — During the second quarter of the fiscal year ended February 2, 2018, VMware, Inc. completed the acquisitions of Wavefront and Apteligent, Inc., which were not material to the Consolidated Financial Statements. These acquisitions are a part of VMware, Inc.’s strategy to accelerate the development of VMware, Inc.’s Cloud services and other technologies. The aggregate purchase price for the two acquisitions was $323 million, inclusive of the fair value of the Company’s existing investment in Wavefront of $69 million and cash acquired of $35 million. The aggregate purchase price included $36 million of identifiable intangible assets and $238 million of goodwill that is not expected to be deductible for tax purposes. The identifiable intangible assets primarily relate to purchased technology, with estimated useful lives of five years. The fair value of assumed unvested equity attributable to post-combination services was $37 million and will be expensed over the remaining requisite service periods on a straight-line basis. The estimated fair value of the stock options assumed by the Company was determined using the Black-Scholes option pricing model.

Prior to the closing of the acquisition, Dell Technologies, including VMware, Inc., held an ownership interest in Wavefront. Upon completion of the step acquisition, Dell Technologies recognized a $45 million gain in interest and other, net for the remeasurement of its previously held ownership interest to fair value.

The Company has not presented pro forma results of operations for the foregoing acquisitions because they are not material to the Company’s consolidated results of operations, financial position, or cash flows.

Fiscal year ended February 3, 2017

EMC Merger Transaction

On September 7, 2016, EMC became a wholly-owned subsidiary of the Company as a result of the merger of a merger subsidiary of Dell Technologies with and into EMC. Pursuant to the terms of the merger agreement, upon the completion of the EMC merger transaction, each issued and outstanding share of common stock, par value $0.01 per share, of EMC (approximately 2.0 billion shares as of September 7, 2016) was converted into the right to receive (1) $24.05 in cash, without interest, and (2) 0.11146 validly issued, fully paid, and non-assessable shares of common stock of the Company designated as Class V Common Stock, par value $0.01 per share (the “Class V Common Stock”), plus cash in lieu of any fractional shares. Shares of the Class V Common Stock were approved for listing on the New York Stock Exchange (the “NYSE”) under the ticker symbol “DVMT” and began trading on September 7, 2016.

In connection with the EMC merger transaction, the Company authorized 343 million shares of Class V Common Stock. On September 7, 2016, Dell Technologies issued 223 million shares of Class V Common Stock to EMC shareholders at a purchase price of $45.07 per share for an aggregate purchase price of approximately $10 billion. The total fair value of consideration transferred to effect the EMC merger transaction was approximately $64 billion, which primarily consisted of cash and such shares of Class V Common Stock, as well as the fair value of non-controlling interests in VMware, Inc. and Pivotal, majority-owned consolidated subsidiaries of EMC. See Note 14 of the Notes to the Consolidated Financial Statements for additional information on the Class V Common Stock.

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

(b)
The fair value of the Class V Common Stock is based on the issuance of approximately 223 million shares with a per-share fair value of $45.07 (the opening share price of the Class V Common Stock on the NYSE on September 7, 2016, the first day of trading), which shares were intended to track the economic performance of approximately 65% of the Company’s economic interest in the VMware business, as of the closing date of the EMC merger transaction.

(c)
Non-controlling interests in VMware, Inc. and Pivotal was $6 billion as of September 7, 2016. The fair value of the non-controlling interest related to VMware, Inc. was calculated by multiplying outstanding shares of VMware, Inc. common stock that were not owned by EMC by $73.28 (the opening share price of VMware, Inc. Class A common stock on the NYSE on September 7, 2016). The fair value of the non-controlling interest relating to Pivotal was calculated based on the fair value of Pivotal, the ownership percentage of the non-controlling interests, and a discount for lack of control related to the non-controlling interest.

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

The following table summarizes, as of February 2, 2018, the purchase price allocation to the assets acquired and the liabilities assumed in the EMC merger transaction (in millions):

Current assets:
Cash and cash equivalents	$10,080
Short-term investments	1,765
Accounts receivable	2,810
Short-term financing receivables	64
Inventories, net	1,993
Other current assets	903
Total current assets	17,615
Property, plant, and equipment	4,490
Long-term investments	4,317
Long-term financing receivables	65
Goodwill	31,539
Purchased intangibles	31,218
Other non-current assets	445
Total assets	$89,689
Current liabilities:
Short-term debt	$905
Accounts payable	728
Accrued and other	3,259
Short-term deferred revenue	4,954
Total current liabilities	9,846
Long-term debt	5,474
Long-term deferred revenue	3,469
Deferred tax liabilities	6,625
Other non-current liabilities	324
Total liabilities	25,738
Total net assets	$63,951

The table above includes amounts allocated to ECD, which was divested in the fiscal year ended February 3, 2017. See Note 1 of the Notes to the Consolidated Financial Statements for more information on discontinued operations.

Pro Forma Financial Information — The following table provides unaudited pro forma results of operations for the fiscal year ended February 3, 2017 as if the EMC merger transaction date had occurred on January 31, 2015:

Fiscal Year Ended
February 3, 2017
(in millions)
Total net revenue	$74,116
Net loss attributable to Dell Technologies Inc.	$(3,220)

The pro forma information for the fiscal year ended February 3, 2017 combines the Company’s historical results for the fiscal year ended February 3, 2017 and EMC’s historical results for the period from February 1, 2016 to September 6, 2016. The historical results have been adjusted in the pro forma information to give effect to items that are (a) directly attributable to the EMC merger transaction, (b) factually supportable, and (c) expected to have a continuing impact on the combined company’s results. Additionally, the unaudited pro forma financial information includes EMC results that have been adjusted for ASC 606.

The pro forma information does not purport to represent what the combined company’s results of operations or financial condition would have been had the EMC merger transaction actually occurred on the date indicated, and does not purport to project the combined company’s results of operations for any future period or as of any future date.

Goodwill

The following table presents goodwill allocated to the Company’s business segments as of February 1, 2019 and February 2, 2018, and changes in the carrying amount of goodwill for the respective periods:

	Infrastructure Solutions Group (a)	Client Solutions Group	VMware	Other Businesses (b)	Total
	(in millions)
Balance as of February 3, 2017	$15,607	$4,237	$15,070	$3,996	$38,910
Goodwill acquired	—	—	565	9	574
Impact of foreign currency translation	359	—	—	90	449
Goodwill divested	(13)	—	—	—	(13)
Balance as of February 2, 2018	$15,953	$4,237	$15,635	$4,095	$39,920
Goodwill acquired (c)	—	—	784	—	784
Impact of foreign currency translation	(289)	—	—	(67)	(356)
Goodwill divested	(69)	—	—	—	(69)
Other adjustments (d)	(396)	—	—	396	—
Goodwill impaired (e)	—	—	—	(190)	(190)
Balance as of February 1, 2019	$15,199	$4,237	$16,419	$4,234	$40,089
____________________

(a)	Infrastructure Solutions Group is composed of the Core Storage, Servers, and Networking goodwill reporting unit.

(b)	Other Businesses consists of offerings by Pivotal, Secureworks, RSA Security LLC (“RSA Security”), Virtustream Group Holdings, Inc. (“Virtustream”), and Boomi, Inc. (“Boomi”).

(c)	During the fiscal year ended February 1, 2019, VMware, Inc. completed the acquisitions of CloudHealth Technologies and Heptio.

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

Annual Goodwill Impairment Test — In connection with its annual impairment cycle, the Company elected to early adopt the amended guidance issued by the FASB that simplified the goodwill impairment test, as discussed in Note 2 of the Notes to the Consolidated Financial Statements.

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

Based on the results of the annual impairment test, which was a quantitative test for all goodwill reporting units, the fair values of each of the reporting units, except for the Virtustream reporting unit, exceeded their carrying values. Virtustream’s results, which are reported within the Company’s Other businesses, do not meet the requirements for a reportable segment and are not material to the Company’s overall results. See Note 19 of the Notes to the Consolidated Financial Statements for additional segment information.

Virtustream delivers an application management cloud platform for enterprise mission-critical workloads in the Infrastructure-as-a-Service market, and had approximately $0.4 billion in goodwill that was derived from the EMC merger transaction during the fiscal year ended February 3, 2017.  Virtustream forecasts were revised downward due to a resetting of the longer term business model that is focused on a streamlined product portfolio.

It was determined that the carrying value of the Virtustream reporting unit exceeded its fair value, and, as such, a goodwill impairment charge of approximately $190 million was recognized during the three months ended November 2, 2018. This expense was classified in selling, general, and administrative in the Consolidated Statements of Income (Loss). The impairment is reflected as a reduction in goodwill of approximately $190 million in the Consolidated Statements of Financial Position as of February 1, 2019. The Company did not have any accumulated goodwill impairment charges from prior period goodwill impairment tests. The remaining Virtustream goodwill was approximately $205 million, inclusive of the impact of foreign currency translation, as of February 1, 2019. Management will continue to monitor the Virtustream goodwill reporting unit and consider potential impacts to the impairment assessment.

As a result of the annual impairment test, it was determined that the excess of fair value over carrying amount was less than 20% for the RSA Security reporting unit, which had an excess of fair value over carrying amount of 11% as of November 2, 2018. Management will continue to monitor the RSA Security goodwill reporting unit and consider potential impacts to the impairment assessment.

Additionally, as a result of the Class V transaction, the Company performed an interim impairment analysis during the three months ended February 1, 2019 given the availability of market data. Other than those disclosed during the Company’s annual goodwill impairment test during the three months ended November 2, 2018, there were no impairment indicators resulting from the interim impairment analysis.

Intangible Assets

The Company’s intangible assets as of February 1, 2019 and February 2, 2018 were as follows:

	February 1, 2019			February 2, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in millions)
Customer relationships	$22,750	$(11,703)	$11,047	$22,764	$(8,637)	$14,127
Developed technology	15,701	(9,036)	6,665	15,586	(6,196)	9,390
Trade names	1,291	(606)	685	1,277	(407)	870
Leasehold assets (liabilities)	128	(10)	118	128	(6)	122
Definite-lived intangible assets	39,870	(21,355)	18,515	39,755	(15,246)	24,509
Indefinite-lived trade names	3,755	—	3,755	3,756	—	3,756
Total intangible assets	$43,625	$(21,355)	$22,270	$43,511	$(15,246)	$28,265

Amortization expense related to definite-lived intangible assets was approximately $6.1 billion, $7.0 billion, and $3.7 billion for the fiscal years ended February 1, 2019, February 2, 2018, and February 3, 2017, respectively. There were no material impairment charges related to intangible assets during the fiscal years ended February 1, 2019, February 2, 2018, and February 3, 2017

Due to Virtustream business changes, the Virtustream definite-lived intangible assets were tested for impairment using a quantitative analysis, and no impairment was identified.

Estimated future annual pre-tax amortization expense of definite-lived intangible assets as of February 1, 2019 over the next five fiscal years and thereafter is as follows:

Fiscal Years	(in millions)
2020	$4,391
2021	3,362
2022	2,652
2023	1,767
2024	1,403
Thereafter	4,940
Total	$18,515

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

Changes in the Company’s deferred revenue are presented in the following table for the periods indicated:

	Fiscal Year Ended
	February 1, 2019	February 2, 2018
	(in millions)
Deferred revenue:
Deferred revenue at beginning of period	$20,816	$17,815
Revenue deferrals for new contracts and changes in estimates for pre-existing contracts (a) (b)	20,580	18,478
Revenue recognized (b)	(17,386)	(15,477)
Deferred revenue at end of period	$24,010	20,816
Short-term deferred revenue	$12,944	$11,606
Long-term deferred revenue	$11,066	$9,210
____________________

(a)	Includes the impact of foreign currency exchange rate fluctuations.

(b)
The Company conformed the presentation of certain deferred revenue rollforward activity for the fiscal year ended February 2, 2018 to align to current year presentation.  The beginning and ending deferred revenue liability balances remain unchanged.

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

The value of the transaction price allocated to remaining performance obligations as of February 1, 2019 was approximately $32 billion. The Company expects to recognize approximately 61% of remaining performance obligations as revenue in the next 12 months, and the remainder thereafter.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases property and equipment, manufacturing facilities, and office space under non-cancelable leases. Certain of these leases obligate the Company to pay taxes, maintenance, and repair costs. As of February 1, 2019, future minimum lease payments under these non-cancelable leases were as follows: $371 million in Fiscal 2020; $314 million in Fiscal 2021; $240 million in Fiscal 2022; $175 million in Fiscal 2023; $113 million in Fiscal 2024; and $643 million thereafter.

The amount of the future lease commitments after Fiscal 2024 is primarily for the ground leases on VMware, Inc.’s Palo Alto, California headquarter facilities, which expire in Fiscal 2047.

For the fiscal years ended February 1, 2019, February 2, 2018, and February 3, 2017, rent expense under all leases totaled $457 million, $571 million, and $279 million, respectively.

Purchase Obligations

The Company has contractual obligations to purchase goods or services, which specify significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. As of February 1, 2019, purchase obligations were $3,953 million, $354 million, and $298 million for Fiscal 2020, Fiscal 2021, and Fiscal 2022 and thereafter, respectively.

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

The following is a discussion of the Company’s significant legal matters and other proceedings:

Appraisal Proceedings — On October 29, 2013, Dell Technologies acquired Dell in a transaction referred to as the going-private transaction.  Holders of shares of Dell common stock who did not vote on September 12, 2013 in favor of the proposal to adopt the amended going-private transaction agreement and who properly demanded appraisal of their shares and who otherwise comply with the requirements of Section 262 of the Delaware General Corporate Law (“DGCL”) are entitled to seek appraisal for, and obtain payment in cash for the judicially determined “fair value” (as defined pursuant to Section 262 of the DGCL) of, their shares in lieu of receiving the going-private transaction consideration. The liability for the appraisal proceedings was approximately $129 million as of February 2, 2018. On May 8, 2018, the Company entered into an agreement to settle a portion of the liability related to the appraisal proceedings in the amount of approximately $70 million, and on May 18, 2018, this portion of the liability was fully paid. The Company settled with the remaining plaintiffs as of July 16, 2018 in the amount of approximately $30 million. The remaining liability accrual was immaterial and released to Interest and other, net during the three months ended August 3, 2018. As of August 3, 2018, there was no remaining liability for appraisal proceedings.

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

Class Actions Related to the Class V Transaction — Four purported stockholders have brought putative class action complaints arising out of the Class V transaction described in Note 14 of the Notes to the Consolidated Financial Statements. The actions are captioned Hallandale Beach Police and Fire Retirement Plan v. Michael Dell et al. (Civil Action No. 2018-0816-JTL), Howard Karp v. Michael Dell et al. (Civil Action No. 2019-0032-JTL), Miramar Police Officers’ Retirement Plan v. Michael Dell et al. (Civil Action No. 2019-0049-JTL), and Steamfitters Local 449 Pension Plan v. Michael Dell et al. (Civil Action No. 2019-0115-JTL).  The four actions, which are substantively similar and were all filed in the Court of Chancery of the State of Delaware, name as defendants the Company’s board of directors, and stockholders of the Company, consisting of Michael S. Dell and entities through which Mr. Dell allegedly holds a portion of his and/or his family’s stock.  The plaintiffs generally allege that the defendants breached their fiduciary duties to the former holders of Class V Common Stock in connection with the Class V transaction by allegedly causing the Company to enter into a transaction that favored the interests of the controlling stockholders at the expense of such former stockholders.  The actions have now been consolidated.

Other Litigation Related to the Class V Transaction — On October 31, 2018, High River Limited Partnership, Icahn Partners Master Fund LP, and Icahn Partners LP filed an action against Dell in Delaware Chancery Court, captioned High River LP v. Dell Tech. Holdings Inc. (No. 2018-0790), pursuant to Section 220 of the DGCL, seeking (1) to inspect certain of the Company’s books and records purportedly related to the Class V transaction described in Note 14 of the Notes to the Consolidated Financial Statements or the potential initial public offering of the Company’s Class C Common Stock, and (2) the public dissemination of unspecified materials already produced for inspection.  By motion dated October 31, 2018, the plaintiffs sought expedited treatment of their claims.  On November 1, 2018, Dell filed its opposition to the motion for expedited treatment.  On November 5, 2018, the Chancery Court scheduled a trial on the matter for November 19, 2018. Prior to the scheduled trial, on November 15, 2018, the plaintiffs voluntarily dismissed this action.

On November 8, 2018, Hallandale Beach Police and Fire Retirement Plan filed a putative stockholder class action lawsuit, captioned Hallandale Beach Police and Fire Retirement Plan v. Michael Dell, et al., (No. 2018-0816-JTL), against the Company’s directors and Michael S. Dell, a separate property trust for the benefit of Mr. Dell’s wife, investment funds affiliated with Silver Lake Partners, and investment funds affiliated with MSD Partners, L.P. in Delaware Chancery Court, alleging, among other things, that the directors of the Company breached their fiduciary duties to holders of the Class V Common Stock in connection with the Class V transaction, because, among other things, the Class V transaction was allegedly financially unfair and coercive to holders of the Class V Common Stock and there were various conflicts of interest. The lawsuit seeks, among other remedies, a judicial declaration that that defendants breached their fiduciary duties and an award of damages, fees and costs.

Copyright Levies — The Company is involved in various proceedings and negotiations regarding Dell’s obligation to collect and remit copyright levies in certain European Union (“EU”) countries.  The Company continues to collect levies in EU countries where it has determined that local laws require payment. The Company, along with other companies and/or industry associations, also continues to oppose levy schemes that do not comply with EU law. The Company does not currently anticipate that any of these matters will have a material adverse effect on its business, financial condition, results of operations, or cash flows.

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

As of February 1, 2019, the Company does not believe there is a reasonable possibility that a material loss exceeding the amounts already accrued for these or other proceedings or matters has been incurred. However, since the ultimate resolution of any such proceedings and matters is inherently unpredictable, the Company’s business, financial condition, results of operations, or cash flows could be materially affected in any particular period by unfavorable outcomes in one or more of these proceedings or matters. Whether the outcome of any claim, suit, assessment, investigation, or legal proceeding, individually or collectively, could have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows will depend on a number of variables, including the nature, timing, and amount of any associated expenses, amounts paid in settlement, damages, or other remedies or consequences.

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

The Company markets and sells its products and services to large corporate clients, governments, and health care and education accounts, as well as to small and medium-sized businesses and individuals. No single customer accounted for more than 10% of the Company’s consolidated net revenue during the fiscal year ended February 1, 2019, February 2, 2018, or February 3, 2017.

The Company utilizes a limited number of contract manufacturers that assemble a portion of its products. The Company may purchase components from suppliers and sell those components to the contract manufacturers, thereby creating receivables balances from the contract manufacturers. The agreements with the majority of the contract manufacturers allow the Company a legal right to offset its payables against these receivables, thus mitigating the credit risk wholly or in part. Receivables from the Company’s four largest contract manufacturers represented the majority of the gross non-trade receivables of $3.7 billion and $3.3 billion as of February 1, 2019 and February 2, 2018, respectively, of which $3.2 billion and $2.8 billion as of February 1, 2019 and February 2, 2018, respectively, have been offset against the corresponding payables. The portion of receivables not offset against payables is included in other current assets in the Consolidated Statement of Financial Position. The Company does not reflect the sale of the components in revenue and does not recognize any profit on the component sales until the related products are sold.

NOTE 11 — INCOME AND OTHER TAXES

The income tax benefit from continuing operations consisted of the following for the respective periods:

	Fiscal Year Ended
	February 1, 2019	February 2, 2018	February 3, 2017
	(in millions)
Current:
Federal	$461	$52	$(139)
State/local	74	111	46
Foreign	616	599	322
Current	1,151	762	229
Deferred:
Federal	(1,150)	(2,368)	(1,510)
State/local	(85)	(139)	(105)
Foreign	(96)	(98)	(34)
Deferred	(1,331)	(2,605)	(1,649)
Income tax benefit	$(180)	$(1,843)	$(1,420)

The Company’s provision for income taxes for the fiscal periods reflected in the Consolidated Financial Statements are not directly comparable primarily due to the enactment of the Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform”) during the fiscal year ended February 2, 2018, as well as purchase accounting adjustments, interest charges, and stock-based compensation charges incurred as a result of the EMC merger transaction that was completed in the fiscal year ended February 3, 2017.  For more information regarding the EMC merger transaction, see Note 1 of the Notes to the Consolidated Financial Statements.

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

GAAP requires the effect of a change in tax laws to be recognized in the period that includes the enactment date.  Due to the complexities involved in accounting for the enactment of U.S. Tax Reform, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which allowed companies to record provisional amounts in earnings for the first year following U.S. Tax Reform’s enactment, with those provisional amounts required to be finalized by the end of that year. For the fiscal year ended February 2, 2018, the Company recognized a provisional tax benefit of $0.5 billion, which was primarily attributable to a $1.5 billion tax benefit related to the remeasurement of deferred tax assets and liabilities, offset by $1.0 billion of current and future income tax expenses related to the Transition Tax.  The Company completed its accounting for the income tax effects of U.S. Tax Reform during the fourth quarter of the fiscal year ended February 1, 2019 and determined that the adjustment to the provisional estimate was not material. Throughout the fiscal year ended February 1, 2019, the U.S. Department of the Treasury and the Internal Revenue Service (“IRS”) issued preliminary regulatory guidance clarifying certain provisions of U.S. Tax Reform, and the Company anticipates that additional regulatory guidance and technical clarifications will be issued. When additional guidance is issued, the Company will recognize the related tax impact in the fiscal quarter of such issuance.

The Company’s loss from continuing operations before income taxes consisted of the following for the respective periods:

	Fiscal Year Ended
	February 1, 2019	February 2, 2018	February 3, 2017
	(in millions)
Domestic	$(4,645)	$(5,995)	$(6,698)
Foreign	2,284	1,226	2,204
Loss from continuing operations before income taxes	$(2,361)	$(4,769)	$(4,494)

A reconciliation of the Company’s income tax benefit from continuing operations to the statutory U.S. federal tax rate is as follows:

	Fiscal Year Ended
	February 1, 2019	February 2, 2018 (a)	February 3, 2017 (a)
U.S. federal statutory rate	21.0%	33.7%	35.0%
State income taxes, net of federal tax benefit	0.5	2.9	2.9
Tax impact of foreign operations	(19.5)	(11.0)	(6.2)
Change in valuation allowance	(6.6)	(1.8)	(1.1)
Indirect tax effects of adoption of new revenue standard	6.5	—	—
U.S. Tax Reform	1.5	11.6	—
IRS tax audit settlement	—	—	6.6
Non-deductible transaction-related costs	(1.9)	—	(1.1)
Stock-based compensation	4.1	1.6	(0.2)
Other tax credits	6.9	2.6	1.1
Other	(4.9)	(1.0)	(5.4)
Total	7.6%	38.6%	31.6%
____________________

(a)	Prior periods have been conformed to current year presentation.

The differences between the estimated effective income tax rates and the U.S. federal statutory rate of 21% principally result from the Company’s geographical distribution of income and differences between the book and tax treatment of certain items. In certain jurisdictions, the Company’s tax rate is significantly less than the applicable statutory rate as a result of tax holidays. The majority of the Company’s foreign income that is subject to these tax holidays and lower tax rates is attributable to Singapore, China, and Malaysia. Although a significant portion of these income tax benefits relate to a tax holiday that expired during the fiscal year ended February 1, 2019, the Company has negotiated new terms for the affected subsidiary.  These new terms provide for a reduced income tax rate and will be effective until January 31, 2029.  The Company’s other tax holidays will expire in whole or in part during fiscal years 2022 through 2030. Many of these tax holidays and reduced tax rates may be extended when certain conditions are met or may be terminated early if certain conditions are not met. For the fiscal years ended February 1, 2019, February 2, 2018, and February 3, 2017, the income tax benefits attributable to the tax status of the affected subsidiaries were estimated to be approximately $313 million ($0.54 per share of DHI Group Common Stock), $238 million ($0.42 per share of DHI Group Common Stock), and $369 million ($0.79 per share of DHI Group Common Stock), respectively. These income tax benefits are included in tax impact of foreign operations in the table above.

Prior to U.S. Tax Reform, the Company had not provided deferred taxes on undistributed earnings of its foreign subsidiaries as it was the Company’s intention for these basis differences to remain indefinitely reinvested. U.S. Tax Reform fundamentally changes the U.S. approach to taxation of foreign earnings to a partial territorial tax system, which generally allows companies to make distributions of non-U.S. earnings to the U.S. without incurring additional U.S. tax.  Additionally, as a result of the U.S. Tax Reform measures described above, the Company believes a significant portion of the Company’s undistributed earnings as of February 1, 2019 will not be subject to further U.S. federal taxation.  As of February 1, 2019, the Company intends to repatriate certain foreign earnings that have been taxed in the U.S. to the extent the foreign earnings are not restricted by local laws and can be accessed in a cost-effective manner. Accordingly, the Company recorded an immaterial deferred tax liability for the additional non-U.S. taxes that are expected to be incurred related to the repatriation of these earnings. As of February 1, 2019, the Company has undistributed earnings of certain foreign subsidiaries of approximately $38.4 billion that remain indefinitely reinvested, and as such have not recognized a deferred tax liability. Determination of the amount of unrecognized deferred income tax liability related to these undistributed earnings is not practicable.

The components of the Company’s net deferred tax assets (liabilities) were as follows as of February 1, 2019 and February 2, 2018:

	February 1, 2019	February 2, 2018
	(in millions)
Deferred tax assets:
Deferred revenue and warranty provisions	$1,267	$1,022
Provisions for product returns and doubtful accounts	117	95
Credit carryforwards	1,927	540
Loss carryforwards	466	509
Operating and compensation related accruals	683	604
Other	193	158
Deferred tax assets	4,653	2,928
Valuation allowance	(1,704)	(777)
Deferred tax assets, net of valuation allowance	2,949	2,151
Deferred tax liabilities:
Leasing and financing	(356)	(178)
Property and equipment	(547)	(483)
Acquired intangibles	(3,254)	(4,004)
Other	(242)	(344)
Deferred tax liabilities	(4,399)	(5,009)
Net deferred tax liabilities	$(1,450)	$(2,858)

The tables below summarize the net operating loss carryforwards, tax credit carryforwards, and other deferred tax assets with related valuation allowances recognized as of February 1, 2019 and February 2, 2018:

	February 1, 2019
	Deferred Tax Assets	Valuation Allowance	Net Deferred Tax Assets	First Year Expiring
	(in millions)
Credit carryforwards	$1,927	$(1,152)	$775	Fiscal 2020
Loss carryforwards	466	(403)	63	Fiscal 2020
Other deferred tax assets	2,260	(149)	2,111	NA
Total	$4,653	$(1,704)	$2,949

	February 2, 2018
	Deferred Tax Assets	Valuation Allowance	Net Deferred Tax Assets	First Year Expiring
	(in millions)
Credit carryforwards	$540	$(366)	$174	Fiscal 2019
Loss carryforwards	509	(279)	230	Fiscal 2019
Other deferred tax assets	1,879	(132)	1,747	NA
Total	$2,928	$(777)	$2,151

The Company’s credit carryforwards as of February 1, 2019 and February 2, 2018 relate primarily to U.S. tax credits and the increase in the fiscal year ended February 1, 2019 was primarily attributable to foreign tax credits associated with U.S. Tax Reform that will expire in Fiscal 2028. The Company assessed the realizability of these U.S. tax credits based on currently enacted and proposed regulations issued by the U.S. Department of the Treasury and the IRS and recorded a valuation allowance of $634 million against these assets, which is included with other impacts of U.S. Tax Reform in the Company’s effective tax rate reconciliation. The Company’s loss carryforwards as of February 1, 2019 and February 2, 2018 include net operating loss carryforwards from federal, state, and foreign jurisdictions. The valuation allowances for other deferred tax assets as of February 1, 2019 and February 2, 2018 are primarily related to foreign jurisdictions. The Company has determined that it will be able to realize the remainder of its deferred tax assets, based on the future reversal of deferred tax liabilities.

A reconciliation of the Company’s beginning and ending balances of unrecognized tax benefits is as follows:

	Fiscal Year Ended
	February 1, 2019	February 2, 2018	February 3, 2017
	(in millions)
Beginning Balance	$2,867	$2,752	$2,479
Unrecognized tax benefits assumed through EMC merger transaction	—	—	558
Increases related to tax positions of the current year	116	155	116
Increases related to tax position of prior years	288	98	227
Reductions for tax positions of prior years	(170)	(90)	(379)
Lapse of statute of limitations	(90)	(34)	(30)
Audit settlements	(22)	(14)	(219)
Ending Balance	$2,989	$2,867	$2,752

During the fiscal year ended February 3, 2017, the Company acquired $558 million of unrecognized tax benefits in connection with the EMC merger transaction. The Company’s net unrecognized tax benefits were $3.4 billion, $3.2 billion, and $3.1 billion as of February 1, 2019, February 2, 2018, and February 3, 2017, respectively, and are included in other non-current liabilities in the Consolidated Statements of Financial Position.

The unrecognized tax benefits in the table above include $2.4 billion, $2.2 billion, and $2.3 billion as of February 1, 2019, February 2, 2018, and February 3, 2017, respectively, that, if recognized, would have impacted income tax expense. The table does not include accrued interest and penalties of $1.0 billion, $0.9 billion, and $0.7 billion as of February 1, 2019, February 2, 2018, and February 3, 2017, respectively. Tax benefits associated with interest and state tax deductions and other indirect jurisdictional effects of uncertain tax positions were $611 million, $537 million, and $286 million as of February 1, 2019, February 2, 2018, and February 3, 2017, respectively. Interest and penalties related to income tax liabilities are included in income tax expense. The Company recorded interest and penalties of $127 million, $184 million, and $94 million for the fiscal years ended February 1, 2019, February 2, 2018, and February 3, 2017, respectively.

Judgment is required in evaluating the Company’s uncertain tax positions and determining the Company’s provision for income taxes. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months. During the fiscal year ended February 3, 2017, the Company closed the IRS audit for fiscal years 2004 through 2006. As a result, during the fiscal year ended February 3, 2017, the Company recorded a net benefit to the provision for income taxes of $297 million.

The Company’s U.S. federal income tax returns for fiscal years 2007 through 2009 are currently under consideration by the Office of Appeals of the IRS. The IRS issued a Revenue Agent’s Report (“RAR”) related to those years during the fiscal year ended February 3, 2017.  The IRS has proposed adjustments primarily relating to transfer pricing matters with which the Company disagrees and is contesting through the IRS administrative appeals process. Although this process has been progressing, the timing of any resolution remains uncertain. In May 2017, the IRS commenced a federal income tax audit for fiscal years 2010 through 2014, which could take several years to complete.

Prior to the EMC merger transaction, EMC received a RAR for its tax years 2009 and 2010. On May 5, 2017, EMC received a RAR for its tax year 2011.  The Company has been contesting certain adjustments proposed in these RARs through the IRS administrative appeals process and, during the three months ended August 3, 2018, reached an agreement on the contested issues with the IRS. The terms are not material to the Company’s results of operations, financial position, or cash flows.

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

NOTE 12 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) is presented in stockholders’ equity (deficit) in the Consolidated Statements of Financial Position and consists of amounts related to foreign currency translation adjustments, unrealized net gains (losses) on investments, unrealized net gains (losses) on cash flow hedges, and actuarial net gains (losses) from pension and other postretirement plans.

The following table presents changes in accumulated other comprehensive income (loss), net of tax, by the following components for the periods indicated:

	Foreign Currency Translation Adjustments	Investments	Cash Flow Hedges	Pension and Other Postretirement Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balances as of January 29, 2016	$(358)	$—	$34	$—	(324)
Other comprehensive income (loss) before reclassifications	(254)	(17)	20	19	(232)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1	(43)	—	(42)
Total change for the period	(254)	(16)	(23)	19	(274)
Less: Change in comprehensive income (loss) attributable to non-controlling interests	—	(3)	—	—	(3)
Balances as of February 3, 2017	(612)	(13)	11	19	(595)
Other comprehensive income (loss) before reclassifications	791	31	(248)	13	587
Amounts reclassified from accumulated other comprehensive income (loss)	—	2	134	—	136
Total change for the period	791	33	(114)	13	723
Less: Change in comprehensive loss attributable to non-controlling interests	—	(2)	—	—	(2)
Balances as of February 2, 2018	179	22	(103)	32	130
Adjustment for adoption of accounting standards (Note 2)	—	(61)	—	3	(58)
Other comprehensive income (loss) before reclassifications	(631)	2	299	(21)	(351)
Amounts reclassified from accumulated other comprehensive income (loss)	—	43	(225)	—	(182)
Total change for the period	(631)	(16)	74	(18)	(591)
Less: Change in comprehensive income attributable to non-controlling interests	—	6	—	—	6
Balances as of February 1, 2019	$(452)	$—	$(29)	$14	$(467)

Amounts related to investments are reclassified to net income (loss) when gains and losses are realized. See Note 3 and Note 4 of the Notes to the Consolidated Financial Statements for more information on the Company’s investments. Amounts related to the Company’s cash flow hedges are reclassified to net income during the same period in which the items being hedged are recognized in earnings. See Note 7 of the Notes to the Consolidated Financial Statements for more information on the Company’s derivative instruments.

The following tables present reclassifications out of accumulated other comprehensive income (loss), net of tax, to net income (loss) for the periods presented:

	Fiscal Year Ended
	February 1, 2019			February 2, 2018
	Investments	Cash Flow Hedges	Total	Investments	Cash Flow Hedges	Total
	(in millions)
Total reclassifications, net of tax:
Net revenue	$—	$225	$225	$—	$(77)	$(77)
Cost of net revenue	—	—	—	—	(57)	(57)
Interest and other, net	(43)	—	(43)	(2)	—	(2)
Total reclassifications, net of tax	$(43)	$225	$182	$(2)	$(134)	$(136)

NOTE 13 — NON-CONTROLLING INTERESTS

VMware, Inc. — The non-controlling interests’ share of equity in VMware, Inc. is reflected as a component of the non-controlling interests in the accompanying Consolidated Statements of Financial Position and was $3.8 billion and $5.2 billion as of February 1, 2019 and February 2, 2018, respectively. The decrease in non-controlling interest for VMware, Inc. was primarily due to the $2.1 billion cash dividend paid to public stockholders of VMware, Inc. in connection with the Class V transaction described in Note 14 of Notes to the Consolidated Financial Statements. As of February 1, 2019 and February 2, 2018, the Company held approximately 80.5% and 81.9%, respectively, of the outstanding equity interest in VMware, Inc. VMware, Inc. restricted stock awards (“RSAs”) were not included in the determination of these ownership interest percentages, as VMware, Inc. had no RSAs outstanding as of February 1, 2019 or February 2, 2018.

Pivotal — On April 24, 2018, Pivotal completed a registered underwritten IPO of its Class A common stock. In conjunction with the IPO, all of Pivotal’s preferred equity shares were converted into shares of its common stock on a one-to-one basis, such that upon completion of its IPO, Pivotal’s outstanding capital stock consisted solely of common stock. The non-controlling interests’ share of equity in Pivotal is reflected as a component of the non-controlling interest in the accompanying Consolidated Statements of Financial Position and was $983 million and $489 million as of February 1, 2019 and February 2, 2018, respectively. The increase in non-controlling interest for Pivotal is primarily due to the IPO completed during the three months ended May 4, 2018. As of February 1, 2019 and February 2, 2018, the Company held approximately 62.8% and 77.1%, respectively, of the outstanding equity interest in Pivotal.

Secureworks — The non-controlling interests’ share of equity in Secureworks is reflected as a component of the non-controlling interests in the accompanying Consolidated Statements of Financial Position and was $87 million and $90 million as of February 1, 2019 and February 2, 2018, respectively. As of February 1, 2019 and February 2, 2018, the Company held approximately 87.4% and 87.1%, respectively, of the outstanding equity interest in Secureworks, excluding RSAs. As of February 1, 2019 and February 2, 2018, the Company held approximately 86.4% and 86.3%, respectively, of the outstanding equity interest in Secureworks, including RSAs.

The effect of changes in the Company’s ownership interest in VMware, Inc., Pivotal, and Secureworks on the Company’s equity was as follows:

Fiscal Year Ended
February 1, 2019
(in millions)
Net loss attributable to Dell Technologies Inc.	$(2,310)
Transfers (to)/from the non-controlling interests:
Increase in Dell Technologies Inc. additional paid-in-capital for equity issuances and other equity activity	954
Decrease in Dell Technologies Inc. additional paid-in-capital for equity issuances and other equity activity	(820)
Net transfers from non-controlling interests	134
Change from net loss attributable to Dell Technologies Inc. and transfers (to)/from the non-controlling interests	$(2,176)

NOTE 14 — CAPITALIZATION

The following table summarizes the Company’s authorized, issued, and outstanding common stock as of the dates indicated:

	Authorized	Issued	Outstanding
	(in millions)
Common stock as of February 2, 2018
Class A	600	410	410
Class B	200	137	137
Class C	7,900	24	23
Class D	100	—	—
Class V	343	223	199
	9,143	794	769

Common stock as of February 1, 2019
Class A	600	410	410
Class B	200	137	137
Class C	7,900	174	172
Class D	100	—	—
Class V	343	—	—
	9,143	721	719

Under the Company’s certificate of incorporation as amended and restated upon the completion of the Class V transaction described below, the Company is prohibited from issuing any of the authorized shares of Class V Common Stock.

Preferred Stock

The Company is authorized to issue one million shares of preferred stock, par value $0.01 per share. As of February 1, 2019 and February 2, 2018, no shares of preferred stock were issued or outstanding.

Common Stock

DHI Group Common Stock and DHI Group — The Class A Common Stock, the Class B Common Stock, the Class C Common Stock, and the Class D Common Stock are collectively referred to as the DHI Group Common Stock. The par value for all classes of DHI Group Common Stock is $0.01 per share. The Class A Common Stock, the Class B Common Stock, the Class C Common Stock, and the Class D Common Stock share equally in dividends declared or accumulated and have equal participation rights in undistributed earnings. Prior to the completion of the Class V transaction, the DHI Group referred to the direct and indirect interest of Dell Technologies in all of Dell Technologies’ business, assets, properties, liabilities, and preferred stock other than those attributable to the Class V Group, as well as the DHI Group’s retained interest in the Class V Group. Subsequent to the completion of the Class V transaction, the DHI Group refers to all classes of issued and outstanding DHI Group Common Stock.

Class V Common Stock and Class V Group — The Class V Common Stock was a class of common stock intended to track the performance of a portion of Dell Technologies’ economic interest in the Class V Group. The Class V Group consisted solely of VMware, Inc. common stock held by the Company. As of February 1, 2019, no shares of Class V Common Stock remained outstanding.

Voting Rights — Each holder of record of: (a) Class A Common Stock is entitled to ten votes per share of Class A Common Stock; (b) Class B Common Stock is entitled to ten votes per share of Class B Common Stock; (c) Class C Common Stock is entitled to one vote per share of Class C Common Stock; and (d) Class D Common Stock is not entitled to any vote on any matter except to the extent required by provisions of Delaware law (in which case such holder is entitled to one vote per share of Class D Common Stock).

Class V Transaction

On December 28, 2018, the Company completed a transaction, referred to as the “Class V transaction,” pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated as of July 1, 2018 and amended as of November 14, 2018, between Dell Technologies and Teton Merger Sub Inc. (“Merger Sub”), a Delaware corporation and wholly-owned subsidiary of Dell Technologies. Pursuant to the Merger Agreement, Merger Sub was merged with and into Dell Technologies (the “Merger”), with Dell Technologies continuing as the surviving corporation.

Dell Technologies completed the Class V transaction following approval of the transaction by its stockholders at a special meeting held on December 11, 2018. Dell Technologies paid $14.0 billion in cash and issued 149,387,617 shares of its Class C Common Stock in connection with the Class V transaction. The non-cash consideration portion of the Class V transaction totaled $6.9 billion. The Class C Common Stock began trading on the NYSE on a when-issued basis as of the opening of trading on December 26, 2018 and on a regular-way basis as of the opening of trading on December 28, 2018. The Class V Common Stock ceased trading on the NYSE prior to the opening of trading on December 28, 2018.

The Class V Common Stock was a class of common stock intended to track the economic performance of a portion of the Company’s interest in the Class V Group, which consisted solely of VMware, Inc. common stock held by the Company. As a result of the Class V transaction, pursuant to which all outstanding shares of Class V Common Stock ceased to be outstanding, the tracking stock feature of the Company’s capital structure was terminated. The Class C Common Stock issued to former holders of the Class V Common Stock represents an interest in the Company’s entire business and, unlike the Class V Common Stock, is not intended to track the performance of any distinct assets or business. The Company’s amended and restated certificate of incorporation that went into effect as of the effective time of the Merger (the “Effective Time”) prohibits the Company from issuing shares of Class V Common Stock.

At the Effective Time, each outstanding share of Class V Common Stock was exchanged for either (a) $120.00 in cash, without interest, subject to a cap of $14.0 billion on the aggregate cash consideration, or (b) 1.8066 shares of Class C Common Stock. The exchange ratio was calculated based on the aggregate amount of cash elections, as well as the aggregate volume-weighted average price per share of Class V Common Stock on the NYSE (as reported on Bloomberg) of $104.8700 for the period of 17 consecutive trading days that began on November 28, 2018 and ended on December 21, 2018.

The aggregate cash consideration and the fees and expenses incurred in connection with the Class V transaction were funded with proceeds of $3.67 billion from new term loans under the Company’s senior secured credit facilities, proceeds of a margin loan financing in an aggregate principal amount of $1.35 billion, proceeds of the Company’s pro-rata portion, in the amount of $8.87 billion, of a special $11 billion cash dividend paid by VMware, Inc. in connection with the Class V transaction, and cash on hand at Dell Technologies and its subsidiaries. See Note 6 of the Notes to the Consolidated Financial Statements for information about the debt incurred by the Company to finance the Class V transaction.

The Merger and the Class V transaction have been accounted for as a hybrid liability and equity transaction involving the repurchase of outstanding common stock, with the consideration consisting of a variable combination of cash and shares. Upon settlement, the accounting for the Class V transaction reflected that the outstanding Class V Common Stock was canceled and exchanged for shares of Class C Common Stock or $120.00 per share in cash or combination of cash and shares, depending on each holder’s election and subject to proration of the cash elections. The variable nature of the cash obligation to repurchase the shares of Class V Common Stock required the Company to settle a portion of the shares in exchange for cash and therefore was accounted for as a financial instrument with an immaterial mark-to-market adjustment for the change in fair value from the date of the stockholder meeting at which the Company’s stockholders voted to approve the Class V transaction to the election deadline by which holders of Class V Common Stock elected the form of consideration for which they exchanged their shares.

For additional information about the Class V transaction, see “Part I — Item 1 — Business” included in this the Company’s annual report on Form 10-K for the fiscal year ended February 1, 2019.

Repurchases of Common Stock and Treasury Stock

Class V Common Stock Repurchases by Dell Technologies Inc.

Since the date of the EMC merger transaction, the Company has authorized several programs to repurchase shares of its Class V Common Stock. As of February 1, 2019, no amounts of the $2.1 billion total authorized repurchases under the various programs remained available. The DHI Group Repurchase program described below was suspended as of December 13, 2016 and the $676 million remaining repurchases authorized expired 2 years after the authorization date. All $1.1 billion authorized under various Class V Group Repurchase Programs described below were fully utilized as of the fiscal year ended February 2, 2018. The Company repurchased no shares of Class V Common Stock under repurchase programs during the fiscal year ended February 1, 2019.

On September 7, 2016, the board of directors of the Company approved a stock repurchase program (the “DHI Group Repurchase Program”) under which the Company was authorized to use assets of the DHI Group to repurchase up to $1.0 billion shares of Class V Common Stock over a period of two years. During the fiscal year ended February 3, 2017, the Company repurchased 7 million shares of Class V Common Stock for $324 million using cash of the DHI Group. On December 13, 2016, the board of directors approved the suspension of the DHI Group Repurchase Program until such time as the board of directors authorizes the reinstatement of that program. Shares repurchased under the DHI Group Repurchase Program were held as treasury stock at cost until the completion of the Class V transaction, at which time all shares of Class V Common Stock held in treasury were retired. As cash of the DHI Group was used for Class V Common Stock repurchases under the DHI Group Repurchase Program, these repurchased shares were attributed to the DHI Group for the purposes of determining the DHI Group’s retained interest in the Class V Group. As a result, the number of retained interest shares of the DHI Group, which, together with the number of shares of Class V Common Stock outstanding, were used to calculate such retained interest, increased on a one-for-one basis for each share of Class V Common Stock repurchased under the program.

On March 27, 2017 and August 18, 2017, the board of directors approved two amendments of the Class V Group Repurchase Program (the “March 2017 Class V Group Repurchase Program” and the “August 2017 Class V Group Repurchase Program,” respectively) which, when combined, authorized the Company to use assets of the Class V Group to repurchase up to an additional $600 million of Class V Common Stock over additional six month periods from the respective board approval dates. On May 9, 2017, the Company completed the March 2017 Class V Group Repurchase Program, pursuant to which it repurchased 4.6 million shares of Class V Common Stock for $300 million. On October 31, 2017, the Company completed the August 2017 Class V Group Repurchase Program, pursuant to which it repurchased 3.8 million shares of Class V Common Stock for $300 million. The repurchase of shares pursuant to the Class V Group repurchase programs was funded from proceeds received by the Class V Group from the sale by a subsidiary of the Company of shares of Class A common stock of VMware, Inc. owned by such subsidiary, as described below under “Class A Common Stock Repurchases by VMware, Inc.” Share repurchases made by VMware, Inc. of its Class A common stock from a subsidiary of the Company did not affect the determination of the respective interests of the Class V Common Stock and the DHI Group in the Class V Group. Shares repurchased under the V Group Repurchase Program were held as treasury stock at cost until the retirement of such shares upon the completion of the Class V transaction.

See Exhibit 99.1 filed with the Company’s annual report on Form 10-K for the fiscal year ended February 1, 2019 for more information regarding Unaudited Attributed Financial Information for the Class V Group.

The following table presents the repurchase activity with respect to the Class V Common Stock through the completion of the Class V transaction and the attribution of the Class V Group between the Class V Common Stock and the DHI Group’s retained interest as of the dates indicated:

	Class V Common Stock		DHI Group Retained Interest
	Shares of Class V Common Stock	Interest in Class V Group	Retained Interest Shares	Interest in Class V Group
	(in millions, except percentages)
As of September 7, 2016	223	65%	120	35%
DHI Group Repurchase Program	(7)		7
Class V Group Repurchase Program	(7)		—
As of February 3, 2017	209	62%	127	38%
Class V Group Repurchase Program	(10)		—
As of February 2, 2018	199	61%	127	39%
Repurchases of Class V Common Stock	(199)		(127)
As of December 28, 2018	—	—%	—	—%

As a result of the Class V transaction, pursuant to which all 199,356,591 outstanding shares of Class V Common Stock ceased to be outstanding, the tracking stock feature of the Company’s capital structure was terminated.

DHI Group Common Stock Repurchases

During the fiscal year ended February 1, 2019, the Company repurchased approximately one million shares of DHI Group Common Stock for approximately $47 million. During the fiscal years ended February 2, 2018 and February 3, 2017, the Company repurchased an immaterial number of shares of DHI Group Common Stock for approximately $6 million and $10 million, respectively.

All shares of DHI Group Common Stock repurchased by the Company are held as treasury stock at cost.

VMware, Inc. Class A Common Stock Repurchases by VMware, Inc.

Since the date of the EMC merger transaction, VMware, Inc.’s board of directors has authorized the repurchase of a total of $2.2 billion of VMware, Inc.’s Class A common stock, of which $834 million remained available as of February 1, 2019. VMware, Inc. repurchased 0.3 million shares of its Class A common stock in the open market for approximately $42 million during the fiscal year ended February 1, 2019.

On December 15, 2016, the Company entered into a stock purchase agreement with VMware, Inc. (the “December 2016 Stock Purchase Agreement”), pursuant to which VMware, Inc. agreed to repurchase for cash $500 million of shares of VMware, Inc. Class A common stock from a subsidiary of the Company. During the fiscal year ended February 2, 2018, VMware, Inc. repurchased 1.4 million shares for $125 million pursuant to and in completion of the December 2016 Stock Purchase Agreement. VMware, Inc. repurchased a total of 6.2 million shares under this agreement, including shares repurchased during the fiscal year ended February 3, 2017. The Company applied the proceeds from the sale to the repurchase of shares of its Class V Common Stock under the Class V Group Repurchase Program described above.

In January 2017 and August 2017, VMware, Inc.’s board of directors authorized the repurchase of up to $2.2 billion of shares of VMware, Inc. Class A common stock (the “January 2017 Authorization” for up to $1.2 billion through the end of Fiscal 2018, and the “August 2017 Authorization” for up to $1.0 billion through August 31, 2018). In July 2018, VMware, Inc.’s board of directors extended the August 2017 Authorization through August 31, 2019.

On March 29, 2017 and August 23, 2017, the Company entered into two new stock purchase agreements with VMware, Inc. (the “March 2017 Stock Purchase Agreement” and the “August 2017 Stock Purchase Agreement,” respectively), pursuant to which VMware, Inc. agreed to repurchase for cash a total of $600 million of VMware, Inc. Class A common stock from a subsidiary of the Company. VMware, Inc. repurchased approximately 6.1 million shares of Class A common stock, consisting of 3.4 million shares pursuant to the March 2017 Stock Purchase Agreement and 2.7 million shares pursuant to the August 2017 Stock Purchase Agreement. The proceeds from the sales were applied by the Company to the repurchase of shares of the Class V Common Stock under the March 2017 and August 2017 Class V Group Repurchase Programs described above. As of November 3, 2017, the sale transactions under the March 2017 and August 2017 Stock Purchase Agreements were completed. The purchase prices of the 3.4 million shares and 2.7 million shares repurchased by VMware, Inc. were each based on separate volume-weighted average per share prices of the Class A common stock as reported on the New York Stock Exchange during separate specified reference periods, less a discount of 3.5% from the respective volume-weighted average per share price. During the fiscal year ended February 2, 2018, VMware, Inc. repurchased 6.4 million shares of its Class A common stock in the open market for $724 million. During the period from September 7, 2016 through February 3, 2017, VMware, Inc. repurchased 8.3 million shares of its Class A common stock in the open market for $611 million.

All shares repurchased under VMware, Inc.’s stock repurchase programs are retired.

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

Until the completion on December 28, 2018 of the Class V transaction described in Note 14 of the Notes to the Consolidated Financial Statements, the Company had two groups of common stock, denoted as the DHI Group Common Stock and the Class V Common Stock.

The Class V Common Stock was a class of common stock intended to track the economic performance of 61% of the Company’s interest in the Class V Group, which consisted solely of VMware, Inc. common stock held by the Company, as of February 2, 2018 and as of immediately before the completion of the Class V transaction. Upon the completion of the Class V transaction, all outstanding shares of Class V Common Stock ceased to be outstanding, and the tracking stock structure was terminated. The Class C Common Stock issued to former holders of the Class V Common Stock in the Class V transaction represents an interest in the Company’s entire business and, unlike the Class V Common Stock, is not intended to track the performance of any distinct assets or business.

The DHI Group Common Stock consists of four classes of common stock, including the Class A Common Stock, the Class B Common Stock, the Class C Common Stock, and the Class D Common Stock. Prior to the completion of the Class V transaction, the DHI Group referred to the direct and indirect interest of Dell Technologies in all of Dell Technologies’ business, assets, properties, liabilities, and preferred stock other than those attributable to the Class V Group, as well as the DHI Group’s retained interest in the Class V Group. Subsequent to the completion of the Class V transaction, the DHI Group refers to all classes of issued and outstanding DHI Group Common Stock.

See Note 14 of the Notes to the Consolidated Financial Statements and Exhibit 99.1 filed with the Company’s annual report on Form 10-K for the fiscal year ended February 1, 2019.

For purposes of calculating earnings (loss) per share, the Company used the two-class method. As all classes of DHI Group Common Stock share the same rights in dividends, basic and diluted earnings (loss) per share are the same for each class of DHI Group Common Stock.

The following table sets forth basic and diluted earnings (loss) per share for each of the periods presented:

	Fiscal Year Ended
	February 1, 2019	February 2, 2018	February 3, 2017
Earnings (loss) per share attributable to Dell Technologies Inc. - basic:
Continuing operations - Class V Common Stock - basic	$6.01	$1.63	$1.36
Continuing operations - DHI Group - basic	$(6.02)	$(5.61)	$(7.19)
Discontinued operations - DHI Group - basic	$—	$—	$4.08

Earnings (loss) per share attributable to Dell Technologies Inc. - diluted:
Continuing operations - Class V Common Stock - diluted	$5.91	$1.61	$1.35
Continuing operations - DHI Group - diluted	$(6.04)	$(5.62)	$(7.19)
Discontinued operations - DHI Group - diluted	$—	$—	$4.08

The following table sets forth the computation of basic and diluted earnings (loss) per share for each of the periods presented:

	Fiscal Year Ended
	February 1, 2019	February 2, 2018	February 3, 2017
	(in millions)
Numerator: Continuing operations - Class V Common Stock
Net income from continuing operations attributable to Class V Common Stock - basic (a)	$1,195	$331	$296
Incremental dilution from VMware, Inc. attributable to Class V Common Stock (b)	(18)	(5)	(3)
Net income from continuing operations attributable to Class V Common Stock - diluted	$1,177	$326	$293

Numerator: Continuing operations - DHI Group
Net loss from continuing operations attributable to DHI Group - basic	$(3,505)	$(3,180)	$(3,379)
Incremental dilution from VMware, Inc. attributable to DHI Group (b)	(13)	(4)	(2)
Net loss from continuing operations attributable to DHI Group - diluted	$(3,518)	$(3,184)	$(3,381)

Numerator: Discontinued operations - DHI Group
Income from discontinued operations, net of income taxes - basic and diluted	$—	$—	$1,916

Denominator: Class V Common Stock weighted-average shares outstanding
Weighted-average shares outstanding - basic (c)	199	203	217
Dilutive effect of options, restricted stock units, restricted stock, and other (d)	—	—	—
Weighted-average shares outstanding - diluted	199	203	217
Weighted-average shares outstanding - antidilutive (d)	—	—	—

Denominator: DHI Group weighted-average shares outstanding
Weighted-average shares outstanding - basic (e)	582	567	470
Dilutive effect of options, restricted stock units, restricted stock, and other	—	—	—
Weighted-average shares outstanding - diluted	582	567	470
Weighted-average shares outstanding - antidilutive (f)	44	35	31
____________________

(a)
For the fiscal year ended February 1, 2019, net income attributable to the Class V Common Stock - basic represents net income attributable to the Class V Group for the period ended December 27, 2018, the last date on which the Class V Common Stock was traded on the NYSE.

(b)
The incremental dilution from VMware, Inc. represents the impact of VMware, Inc.’s dilutive securities on the diluted earnings (loss) per share of the DHI Group and the Class V Common Stock, respectively, and is calculated by multiplying the difference between VMware, Inc.’s basic and diluted earnings (loss) per share by the number of shares of VMware, Inc. common stock held by the Company.

(c)
For the fiscal year ended February 1, 2019, the Class V Common Stock weighted-average shares outstanding - basic represents the weighted-average for the period ended December 27, 2018, the last date on which the Class V Common Stock was traded on the NYSE.

(d)
The dilutive effect of Class V Common Stock-based incentive awards was not material to the calculation of the weighted-average Class V Common Stock shares outstanding. The antidilutive effect of these awards was also not material.

(e)
For the fiscal year ended February 1, 2019, the DHI Group weighted-average shares outstanding - basic represents the weighted-average shares over the twelve month period, with the Class C shares appropriately weighted for the number of days outstanding before and after the completion of the Class V transaction.

(f)
Stock-based incentive awards have been excluded from the calculation of the DHI Group’s diluted loss per share because their effect would have been antidilutive, as the Company had a net loss from continuing operations attributable to the DHI Group for the periods presented.

The following table presents a reconciliation to the consolidated net loss attributable to Dell Technologies Inc.:

	Fiscal Year Ended
	February 1, 2019	February 2, 2018	February 3, 2017
	(in millions)
Net income from continuing operations attributable to Class V Common Stock	$1,195	$331	$296
Net loss from continuing operations attributable to DHI Group	(3,505)	(3,180)	(3,379)
Net loss from continuing operations attributable to Dell Technologies Inc.	(2,310)	(2,849)	(3,083)
Income from discontinued operations, net of income taxes (Note 1)	—	—	1,916
Net loss attributable to Dell Technologies Inc.	$(2,310)	$(2,849)	$(1,167)

NOTE 16 — STOCK-BASED COMPENSATION

Stock-Based Compensation Expense

Stock-based compensation expense for the Company was recognized in the Consolidated Statements of Income (Loss) as follows for the respective periods:

	Fiscal Year Ended
	February 1, 2019	February 2, 2018	February 3, 2017
	(in millions)
Stock-based compensation expense (a) (b):
Cost of net revenue	$76	$66	$35
Operating expenses	842	769	363
Stock-based compensation expense before taxes	918	835	398
Income tax benefit	(260)	(268)	(122)
Stock-based compensation expense, net of income taxes	$658	$567	$276
____________________

(a)
As a result of the EMC merger transaction, stock-based compensation expense before taxes for the fiscal years ended February 1, 2019 and February 2, 2018 includes $731 million and $683 million related to VMware, Inc. plans discussed below. Stock-based compensation expense before taxes for the fiscal year ended February 3, 2017 includes $279 million related to VMware, Inc. plans for the period from September 7, 2016 through February 3, 2017.

(b)
Stock-based compensation expense before taxes for the fiscal year ended February 3, 2017 does not include $807 million of post-merger stock-based compensation expense and related taxes resulting from the EMC merger transaction. See Note 8 of the Notes to the Consolidated Financial Statements for more information on the EMC merger transaction.

Dell Technologies Inc. Stock-Based Compensation Plans

Dell Technologies Inc. 2013 Stock Incentive Plan — On September 7, 2016, at the effective time of the EMC merger transaction, the Denali Holding Inc. 2013 Stock Incentive Plan (the “2013 Plan”) was amended and restated as the Dell Technologies Inc. 2013 Stock Incentive Plan (the “Restated Plan”). Employees, consultants, non-employee directors, and other service providers of the Company or its affiliates are eligible to participate in the Restated Plan. The Restated Plan authorized the issuance of an aggregate of 75 million shares of the Company’s Class C Common Stock and 500,000 shares of the Company’s Class V Common Stock, of which 61 million shares of Class C Common Stock were previously reserved for issuance under the 2013 Plan. The Restated Plan authorizes the Company to grant stock options, restricted stock units (“RSUs”), stock appreciation rights (“SARs”), RSAs, and dividend equivalents.

Upon the completion of the Class V transaction on December 28, 2018, the Restated Plan was amended to remove allowance for employee awards to be settled in Class V Common Stock and reflected an increase in the total authorized shares of Class C Common Stock issued under the plan to 75.5 million shares from 75 million shares upon the conversion of 500,000 shares of Class V Common Stock previously authorized under the plan into the same number of shares of Class C Common Stock. In connection with the Class V transaction, an immaterial number of Class V Common Stock awards issued to the Company’s independent directors were converted into an immaterial number of Class C Common Stock awards, which are reflected in the underlying stock option and restricted stock data as outstanding. See Note 14 of the Notes to the Consolidated Financial Statements for additional information on the Class V transaction.

As of February 1, 2019, there were 32 million shares of Class C Common Stock available for future grants under the Restated Plan.

Stock Option Agreements — Stock options granted under the Restated Plan include service-based awards and performance-based awards. A majority of the service-based stock options vest pro-rata at each option anniversary date over a five-year period. Performance-based stock options, with a market condition, become exercisable upon achievement of return on equity (“ROE”) metrics up to the seven-year anniversary of the going-private transaction date, depending upon the achievement of the market condition. Both service-based and performance-based stock options are granted with option exercise prices equal to the fair market value of the Company’s common stock, as determined by the Company’s board of directors or authorized committee. Generally, shares of common stock issued under both service-based and performance-based awards are subject to liquidity events, such as an initial public offering, change in control, and puts resulting upon the occurrence of specified events. A majority of the stock options expire ten years after the date of grant.

Stock Option Activity — The following table summarizes stock option activity settled in DHI Group Common Stock during the periods presented:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (a)
	(in millions)	(per share)	(in years)	(in millions)
Options outstanding as of January 29, 2016	54	$14.30
Granted	2	27.09
Exercised	(1)	14.12
Forfeited	(7)	15.51
Canceled/expired	—	—
Options outstanding as of February 3, 2017	48	14.75
Granted	—	—
Exercised	(4)	14.62
Forfeited	(2)	13.75
Canceled/expired	—	—
Options outstanding as of February 2, 2018	42	14.80
Granted	—	—
Exercised	—	—
Forfeited	—	—
Canceled/expired	—	—
Options outstanding as of February 1, 2019 (b)	42	$14.76	4.8	$1,453
Exercisable as of February 1, 2019	41	$14.64	4.8	$1,435
Vested and expected to vest (net of estimated forfeitures) as of February 1, 2019	42	$14.75	4.8	$1,452
____________________

(a)
The aggregate intrinsic values represent the total pre-tax intrinsic values based on the closing price of $49.65 of the Company’s Class C Common Stock as of February 1, 2019 that would have been received by the option holders had all in-the-money options been exercised as of that date.

(b)
Stock option activity during the period was immaterial. The ending weighted-average exercise price was calculated based on underlying options outstanding as of February 1, 2019. Of the 42 million stock options outstanding on February 1, 2019, 19 million related to performance-based awards and 23 million related to service-based awards.

The total fair value of options vested was $150 million, $45 million, and $50 million for the fiscal years ended February 1, 2019, February 2, 2018, and February 3, 2017, respectively. The $150 million of the total fair value of options vested for the fiscal year ended February 1, 2019 was primarily attributable to full vesting of 19 million performance-based awards upon achievement of a prescribed ROE measurement that was approved by the Company’s board of directors in connection with the Class V transaction. The pre-tax intrinsic value of the options exercised was $18 million, $62 million, and $18 million for the fiscal years ended February 1, 2019, February 2, 2018, and February 3, 2017, respectively. As of February 1, 2019, there was $4 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested stock options expected to be recognized over a weighted-average period of 1.6 years.

The tax benefit realized from the exercise of stock options was $5 million, $21 million, and $6 million for the fiscal years ended February 1, 2019, February 2, 2018, and February 3, 2017, respectively.

In connection with the EMC merger transaction and in accordance with the merger agreement, certain executives holding unvested restricted stock units of EMC (“EMC RSUs”) were given the opportunity to elect to exchange each unvested EMC RSU held by such executives that would otherwise have vested in the ordinary course on or after January 1, 2017 for (a) a deferred cash award having a cash value equal to the closing price of a share of EMC common stock on the last trading day before the closing date of the EMC merger transaction, or $29.05, and (b) an option (“rollover option”) to purchase a share of Class C Common Stock of Dell Technologies (the “rollover opportunity”). The rollover options have a three-year term and a per share exercise price equal to the fair market value of a share of Class C Common Stock on the date of grant, or $27.50, and, to the extent vested, may be exercised using a cashless exercise method for both the exercise price and the applicable minimum required tax withholding (subject to certain limitations). Each deferred cash award will vest, and each rollover option will vest and thereby become exercisable, on the same schedule as the EMC RSU for which they were exchanged (with any performance-vesting condition deemed satisfied at the target level of performance upon the closing of the EMC merger transaction). Pursuant to the rollover opportunity, options to purchase 1.8 million shares of Class C Common Stock were issued and have been included within the stock option activity table above as granted options.

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

The expected term is based on historical experience and on the terms and conditions of the stock awards granted to employees. For the periods presented, option valuations used leverage-adjusted volatility of a peer group, and the expected term was based on analysis of the Company’s historical option settlement experience and on the terms and conditions of the stock awards granted.

The assumptions utilized in this model as well as the weighted-average grant date fair value of stock options granted in DHI Group Common Stock are presented below. The Company granted an immaterial number of service-based stock options during the fiscal years ended February 1, 2019 and February 2, 2018.

Fiscal Year Ended
February 3, 2017
Weighted-average grant date fair value of stock options granted per option	$10.36
Expected term (in years)	3.4
Risk-free rate (U.S. Government Treasury Note)	0.9%
Expected volatility	51%
Expected dividend yield	—%

Valuation of Performance-Based Stock Option Awards — For performance-based stock options granted under the 2013 Plan and the Restated Plan, the Company utilized the Monte Carlo valuation model to simulate probabilities of achievement of the market condition to determine the grant date fair value. The valuation model for performance-based option grants during the fiscal year ended February 3, 2017 used a weighted-average leverage adjusted five years peer volatility and corresponding risk free interest rate. Upon fulfillment of a ROE condition, a specific portion of the performance options become exercisable.  An embedded binomial lattice option pricing model was used to determine the value of these exercisable options using the assumption that each option will be exercised at the midpoint between the date of satisfaction of a ROE condition and the expiration date of such option.

The assumptions utilized in this model as well as the weighted-average grant date fair value of stock options granted are presented below. There were no performance-based stock options granted during the fiscal years ended February 1, 2019 and February 2, 2018.

Fiscal Year Ended
February 3, 2017
Weighted-average grant date fair value of stock options granted per option	$8.83
Expected term (in years)	—
Risk-free rate (U.S. Government Treasury Note)	1.7%
Expected volatility	44%
Expected dividend yield	—%

Restricted Stock — The Company’s restricted stock primarily consists of RSU awards granted to employees. RSUs are valued based on the Company’s Class C Common Stock price on the date of grant. The shares underlying the RSU awards are not issued until the RSU vests. Upon vesting, each RSU converts into one share of DHI Group Common Stock.

The Company’s restricted stock also includes performance stock unit (“PSU”) awards, which have been granted to certain members of the Company’s senior leadership team. The PSU awards include performance conditions and, in certain cases, a time-based vesting component. For PSU awards granted under the Restated Plan, the Company utilized the Monte Carlo valuation model to simulate the probabilities of achievement of the market condition to determine the grant date fair value. The vesting and payout of the PSU awards depends upon the return on equity achieved on various measurement dates or liquidity events.

The following table summarizes restricted stock and restricted stock units activity settled in DHI Group Common Stock during the periods presented:

	Number of Units	Weighted-Average Grant Date Fair Value
	(in millions)	(per unit)
Outstanding, January 29, 2016	—	$—
Granted	11	19.66
Vested	—	—
Forfeited	(1)	19.63
Outstanding, February 3, 2017	10	$19.63
Granted	1	23.04
Vested	(1)	27.59
Forfeited	(3)	19.13
Outstanding, February 2, 2018	7	$18.73
Granted (a)	—	—
Vested	(1)	28.03
Forfeited	(1)	17.88
Outstanding, February 1, 2019 (b)	5	$18.90
____________________

(a)	The Company granted an immaterial number of restricted stock awards during the fiscal year ended February 1, 2019.

(b)	As of February 1, 2019, the 5 million units outstanding included 1 million RSUs and 4 million PSUs.

As of February 1, 2019, restricted stock that is expected to vest was as follows:

	Number of Units	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (a)
	(in millions)	(in years)	(in millions)
Expected to vest, February 1, 2019	5	2.3	$224
____________________

(a)
The aggregate intrinsic value represents the total pre-tax intrinsic values based on the closing price of $49.65 of the Company’s Class C Common Stock as of February 1, 2019 that would have been received by the RSU holders had the RSUs been issued as of February 1, 2019.

The total fair value of restricted stock that vested during the fiscal years ended February 1, 2019 and February 2, 2018 was $24 million and $37 million, respectively, and the pre-tax intrinsic value was $63 million and $44 million, respectively. As of February 1, 2019, 5 million shares of restricted stock were outstanding, with an aggregate intrinsic value of $238 million.

As of February 1, 2019, there was $33 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to these awards expected to be recognized over a weighted-average period of approximately 1.2 years.

Dell Technologies Shares Withheld for Taxes — Under certain situations, shares are withheld from issuance to cover employee taxes for both the vesting of restricted stock units and the exercise of stock options. For the fiscal years ended February 1, 2019, February 2, 2018, and February 3, 2017, 0.4 million, 1.0 million, and 0.2 million shares, respectively, were withheld to cover $28 million, $35 million, and $6 million, respectively, of employees’ tax obligations.

VMware, Inc. Stock-Based Compensation Plans

VMware, Inc. 2007 Equity and Incentive Plan — In June 2007, VMware, Inc. adopted its 2007 Equity and Incentive Plan (the “2007 Plan”). As of February 1, 2019, the number of authorized shares of VMware, Inc. Class A common stock under the 2007 Plan was 126 million. The number of shares underlying outstanding equity awards that VMware, Inc. assumes in the course of business acquisitions are also added to the 2007 Plan reserve on an as-converted basis. VMware, Inc. has assumed 7 million shares, which accordingly have been added to the authorized shares under the 2007 Plan reserve.

Awards under the 2007 Plan may be in the form of stock-based awards such as RSUs or stock options. VMware, Inc.’s Compensation and Corporate Governance Committee determines the vesting schedule for all equity awards. Generally, restricted stock grants made under the 2007 Plan have a three-year to four-year period over which they vest and vest 25% the first year and semiannually thereafter. The value of RSU grants is based on VMware, Inc.’s stock price on the date of grant. The shares underlying the RSU awards are not issued until the RSUs vest. Upon vesting, each RSU converts into one share of VMware, Inc. Class A common stock. VMware, Inc.’s restricted stock also includes PSU awards which have been granted to certain VMware, Inc. executives and employees. The PSU awards include performance conditions and, in certain cases, a time-based or market-based vesting component. Upon vesting, each PSU award will convert into VMware, Inc.’s Class A common stock at various ratios ranging from 0.5 to 2.0 shares per PSU, depending upon the degree of achievement of the performance or market based target designated by each award. If minimum performance thresholds are not achieved, then no shares will be issued.

The per share exercise price for a stock option awarded under the 2007 Plan will not be less than 100% of the per share fair market value of VMware, Inc. Class A common stock on the date of grant. Most options granted under the 2007 Plan vest 25% after the first year and monthly thereafter over the following three years and expire between six and seven years from the date of grant. VMware, Inc. utilizes authorized and unissued shares to satisfy all shares issued under the 2007 Plan. As of February 1, 2019, there was an aggregate of approximately 12 million shares of common stock available for issuance pursuant to future grants under the 2007 Plan.

VMware, Inc. Employee Stock Purchase Plan — In June 2007, VMware, Inc. adopted its 2007 Employee Stock Purchase Plan (the “ESPP”), which is intended to be qualified under Section 423 of the Internal Revenue Code. As of February 1, 2019, the number of authorized shares under the ESPP was approximately 23 million. Under the ESPP, eligible VMware, Inc. employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise.

The option period is generally twelve months and includes two embedded six-month option periods. Options are exercised at the end of each embedded option period. If the fair market value of the stock is lower on the first day of the second embedded option period than it was at the time of grant, then the twelve-month option period expires and each enrolled participant is granted a new twelve-month option. As of February 1, 2019, approximately 7 million shares of VMware, Inc. Class A common stock were available for issuance under the ESPP.

The following table summarizes ESPP activity for the periods presented:

	Fiscal Year Ended		For the Period September 7, 2016 through February 3, 2017
	February 1, 2019	February 2, 2018
	(in millions, except per share amounts)
Cash proceeds	$161	$65	$60
Class A common shares purchased	1.9	0.9	1.5
Weighted-average price per share	$84.95	$72.40	$40.65

As of February 1, 2019, $79 million of ESPP withholdings were recorded as a liability in accrued and other on the Consolidated Statements of Financial Position for the purchase that occurred on February 28, 2019. Total unrecognized stock-based compensation expense as of February 1, 2019 for the ESPP was $11 million.

VMware, Inc. 2007 Equity and Incentive Plan Stock Options — The following table summarizes stock option activity for VMware, Inc. employees in VMware, Inc. stock options:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (a)
	(in millions)	(per share)	(in years)	(in millions)
Options outstanding as of September 7, 2016	2	$65.01
Granted	—	—
Exercised	—	—
Forfeited	—	—
Canceled/expired	—	—
Options outstanding as of February 3, 2017 (b)	2	69.38
Granted	1	13.79
Exercised	(1)	53.50
Forfeited	—	—
Canceled/expired	—	—
Options outstanding as of February 2, 2018	2	54.63
Granted	1	16.07
Adjustment for special cash dividend (c)	—	—
Exercised	(1)	46.73
Forfeited	—	—
Canceled/expired	—	—
Options outstanding as of February 1, 2019 (c)	2	$36.50	5.6	$224
Exercisable as of February 1, 2019	1	$55.49	3.2	$103
Vested and expected to vest (net of estimated forfeitures) as of February 1, 2019	2	$36.50	5.6	$224
____________________

(a)
The aggregate intrinsic value represents the total pre-tax intrinsic values based on VMware, Inc.’s closing stock price of $150.51 as of February 1, 2019 that would have been received by the option holders had all in-the-money options been exercised as of that date.

(b)	Stock option activity during the period was immaterial. The ending weighted-average exercise price was calculated based on underlying options outstanding as of February 3, 2017.

(c)	The number of options and weighted-average exercise price of options outstanding as of February 1, 2019 reflect the non-cash adjustments to the options as a result of the special cash dividend.

The above table includes stock options granted in conjunction with unvested stock options assumed in business combinations. As a result, the weighted-average exercise price per share may vary from the VMware, Inc. stock price at time of grant. The total fair value of VMware, Inc. stock options that vested during the fiscal years ended February 1, 2019 and February 2, 2018 and for the period from September 7, 2016 through February 3, 2017 was $35 million, $32 million, and $13 million, respectively. The pre-tax intrinsic value of the options exercised during the fiscal years ended February 1, 2019 and February 2, 2018 and for the period from September 7, 2016 through February 3, 2017 was $56 million, $62 million, and $13 million, respectively.

The tax benefit realized from the exercise of stock options was $13 million, $21 million, and $4 million for the fiscal years ended February 1, 2019 and February 2, 2018 and for the period from September 7, 2016 through February 3, 2017, respectively. As of February 1, 2019, there was $89 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested stock options expected to be recognized over a weighted-average period of approximately one year.

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

	Fiscal Year Ended
	February 1, 2019	February 2, 2018
VMware, Inc. 2007 Equity and Incentive Plan
Weighted-average grant date fair value of stock options granted per option	$143.01	$83.62
Expected term (in years)	3.2	3.3
Risk-free rate (U.S. Government Treasury Note)	2.9%	1.7%
Expected volatility	32%	29%
Expected dividend yield	—%	—%

	Fiscal Year Ended		September 7, 2016 through
	February 1, 2019	February 2, 2018	February 3, 2017
VMware, Inc. Employee Stock Purchase Plan
Weighted-average grant date fair value of stock options granted per option	$34.72	$21.93	$13.57
Expected term (in years)	0.8	0.9	0.8
Risk-free rate (U.S. Government Treasury Note)	2.0%	1.2%	0.5%
Expected volatility	33%	23%	38%
Expected dividend yield	—%	—%	—%

The weighted-average grant date fair value of VMware, Inc. stock options can fluctuate from period to period primarily due to higher valued options assumed through business combinations with exercise prices lower than the fair market value of VMware, Inc.’s stock on the date of grant.

For equity awards granted, volatility is based on an analysis of historical stock prices and implied volatilities of VMware, Inc.’s Class A common stock. The expected term is based on historical exercise patterns and post-vesting termination behavior, the term of the option period for grants made under the ESPP, or the weighted-average remaining term for options assumed in acquisitions. VMware, Inc.’s expected dividend yield input was zero as it has not historically paid cash dividends on its common stock, other than the special cash dividend paid in connection with the Class V transaction described in Note 14 of the Notes to the Consolidated Financial Statements and below, and does not expect to in the future. The risk-free interest rate is based on a U.S. Treasury instrument whose term is consistent with the expected term of the stock options.

On July 1, 2018, VMware, Inc.’s board of directors declared a $11 billion special cash dividend, paid pro-rata to VMware, Inc. stockholders on December 28, 2018 in the amount of $26.81 per outstanding share of VMware, Inc. common stock.

VMware, Inc. stock awards that were outstanding at the time of the special cash dividend were adjusted pursuant to anti-dilution provisions in VMware, Inc. equity incentive plan documents that provide for equitable adjustments to be determined by VMware’s Compensation and Corporate Governance Committee in the event of an extraordinary cash dividend. The adjustments to awards included increasing the number of outstanding restricted stock units and stock options, as well as reducing the exercise prices of outstanding stock options. The adjustments did not result in incremental stock-based compensation expense as the anti-dilutive adjustments were required by VMware, Inc.’s equity incentive plan.

VMware, Inc. Restricted Stock — The following table summarizes VMware, Inc.’s restricted stock activity since September 7, 2016:

	Number of Units	Weighted-Average Grant Date Fair Value
	(in millions)	(per unit)
Outstanding, September 7, 2016	22	$67.01
Granted	2	79.81
Vested	(3)	72.94
Forfeited	(1)	69.19
Outstanding, February 3, 2017	20	$67.41
Granted	8	93.84
Vested	(9)	67.89
Forfeited	(2)	72.68
Outstanding, February 2, 2018	17	$78.62
Granted	7	146.61
Adjustment for special cash dividend	3	NA
Vested	(7)	75.45
Forfeited	(2)	86.90
Outstanding, February 1, 2019 (a)	18	$90.06
____________________

(a)
As of February 1, 2019, the 18 million units outstanding included 17 million RSUs and 1 million PSUs. The above table includes RSUs issued for outstanding unvested RSUs in connection with business combinations. The weighted-average grant date fair value of outstanding RSU awards as of February 1, 2019 reflects the non-cash adjustments to the awards as a result of the special cash dividend.

As of February 1, 2019, restricted stock that is expected to vest was as follows:

	Number of Units	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (a)
	(in millions)	(in years)	(in millions)
Expected to vest, February 1, 2019	16	2.3	$2,438
____________________

(a)
The aggregate intrinsic value represents the total pre-tax intrinsic values based on VMware, Inc.’s closing stock price of $150.51 as of February 1, 2019 that would have been received by the RSU holders had the RSUs been issued as of February 1, 2019.

The total fair value of VMware, Inc. restricted stock awards that vested during the fiscal years ended February 1, 2019 and February 2, 2018 and for the period from September 7, 2016 through February 3, 2017 was $556 million, $616 million, and $203 million, respectively, and the pre-tax intrinsic value was $1,061 million, $946 million, and $218 million, respectively. As of February 1, 2019, 18 million restricted shares of VMware, Inc.’s Class A common stock were outstanding, with an aggregate intrinsic value of $2,742 million based on VMware, Inc.’s closing stock price as of February 1, 2019.

As of February 1, 2019, there was $1,194 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to these awards expected to be recognized over a weighted-average period of approximately 1.5 years.

VMware, Inc. Shares Withheld for Taxes — For the fiscal years ended February 1, 2019 and February 2, 2018 and for the period from September 7, 2016 through February 3, 2017, VMware, Inc. repurchased and retired or withheld 3 million shares, 3 million shares, and 1 million shares of VMware, Inc. Class A common stock, respectively, for $373 million, $348 million, and $77 million, respectively, to cover tax withholding obligations. These amounts may differ from the amounts of cash remitted for tax withholding obligations on the consolidated statements of cash flows due to the timing of payments. Pursuant to the respective award agreements, these shares were withheld in conjunction with the net share settlement upon the vesting of restricted stock and restricted stock units (including PSUs) during the period. The value of the withheld shares, including restricted stock units, was classified as a reduction to additional paid-in capital.

Other Plans

In addition to the plans disclosed above, the Company has consolidated subsidiaries, Secureworks and Pivotal, that maintain their own equity plans and issue equity grants settling in classes of their own stock. The stock option and restricted stock unit activity under these plans was not material during the fiscal years ended February 1, 2019, February 2, 2018, and February 3, 2017.

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

•
For stock appreciation rights, RSUs, or RSAs, any of which stock award types are subject to service requirements, the fair value of the share is multiplied by the portion of the share for which services have been rendered.

•
For share-based arrangements that are subject to the occurrence of a contingent event, those amounts are not reclassified to temporary equity until the contingency has been satisfied. Contingent events include the achievement of performance-based metrics.

In connection with the Class V transaction described in Note 14 of the Notes to the Consolidated Financial Statements, the put feature provisions were amended to provide that the put feature will terminate two years after the expiration on June 27, 2019 of the post‑transaction lock‑up applicable to transfers of Dell Technologies securities, or earlier upon consummation of any underwritten public offering of shares of Class C Common Stock.

The following table sets forth the amount of redeemable shares classified as temporary equity and summarizes the award type as of the dates indicated:

	February 1, 2019	February 2, 2018
	(in millions)
Redeemable shares classified as temporary equity	$1,196	$384

Issued and outstanding unrestricted common shares	3	3
Restricted stock units	1	—
Restricted stock awards	—	—
Outstanding stock options	31	15

The increase in the value of redeemable shares during the fiscal year ended February 1, 2019 was primarily attributable to an increase in DHI Group Common Stock fair value, as well as the reassessment of vesting of performance-based awards.

NOTE 18 — RETIREMENT PLAN BENEFITS

Defined Benefit Pension Plan

In connection with the EMC merger transaction completed on September 7, 2016, the Company assumed all of EMC’s defined benefit obligations and related plan assets, including a noncontributory defined benefit pension plan (the “Pension Plan”) which was assumed as a result of EMC’s prior acquisition of Data General. Certain of the Company’s foreign subsidiaries also have defined benefit pension plans which were assumed as part of the EMC merger transaction and do not have a material impact on the results of operations or financial position of the Company.

Benefits under the Pension Plan are generally based on either career average or final average salaries and creditable years of service as defined in the plan. The annual cost for the Pension Plan is determined using the projected unit credit actuarial cost method that includes actuarial assumptions and estimates which are subject to change. As of December 1999, this plan was frozen, so employees no longer accrue pension benefits for future services. The measurement date for the Pension Plan is the end of the Company’s fiscal year.

The following table presents the components of the changes in the Pension Plan benefit obligation for the periods indicated:

Benefit Obligation
(in millions)
Benefit obligation as of September 7, 2016	$590
Interest cost	8
Benefits paid	(11)
Actuarial loss (gain)	(52)
Benefit obligation as of February 3, 2017	535
Interest cost	21
Benefits paid	(24)
Actuarial loss (gain)	14
Benefit obligation as of February 2, 2018	546
Interest cost	20
Benefits paid	(26)
Actuarial loss (gain)	(16)
Benefit obligation as of February 1, 2019	$524

On a weighted-average basis, the assumed discount rate used to determine the benefit obligations at February 1, 2019, February 2, 2018, and February 3, 2017 was 4.0%, 3.8%, and 4.1%, respectively.

The following table presents the components of the changes in the fair value of plan assets for the periods indicated:

Plan Assets
(in millions)
Fair value of plan assets as of September 7, 2016	$493
Actual return on plan assets	(12)
Benefits paid	(11)
Fair value of plan assets as of February 3, 2017	470
Actual return on plan assets	59
Benefits paid	(24)
Fair value of plan assets as of February 2, 2018	505
Actual return on plan assets	(5)
Benefits paid	(26)
Fair value of plan assets as of February 1, 2019	$474

The under-funded status of the Pension Plan at February 1, 2019 and February 2, 2018 was $51 million and $41 million, respectively, and is classified as a component of other non-current liabilities in the Consolidated Statements of Financial Position. The Company did not make any significant contributions to the plan for the fiscal years ended February 1, 2019 and February 2, 2018 and for the period from September 7, 2016 through February 3, 2017, and does not expect to make any significant contributions to the Pension Plan in Fiscal 2020.

The following table presents the components of net periodic benefit cost recognized for the periods indicated:

	Fiscal Year Ended		For the Period September 7, 2016 through February 3, 2017
	February 1, 2019	February 2, 2018
	(in millions)
Interest cost	$20	$21	$8
Expected return on plan assets	(28)	(30)	(16)
Net periodic benefit	$(8)	$(9)	$(8)

The discount rate and expected long-term rate of return on plan assets used in the accounting for the Pension Plan to determine the net periodic benefit cost was 3.8% and 5.8%, respectively, for the fiscal year ended February 1, 2019, and 4.1% and 6.5%, respectively, for the fiscal year ended February 2, 2018. The discount rate and expected long-term rate of return on plan assets used in the accounting for the Pension Plan to determine the net periodic benefit cost was 3.4% and 6.5%, respectively, for the period from September 7, 2016 through February 3, 2017

For the fiscal years ended February 1, 2019 and February 2, 2018, the Pension Plan had net gains of $22 million and $39 million, respectively. The net gains were recognized in accumulated other comprehensive loss.

There were no reclassifications from accumulated other comprehensive loss to a component of net periodic benefit cost during the fiscal years ended February 1, 2019 and February 2, 2018. Additionally, the Company expects that none of the total balance included in accumulated other comprehensive loss at February 1, 2019 will be recognized as a component of net periodic benefit cost in Fiscal 2020.

At February 1, 2019, future benefit payments are expected to be paid as follows: $28 million in Fiscal 2020; $29 million in Fiscal 2021; $31 million in Fiscal 2022; $32 million in Fiscal 2023; $34 million in Fiscal 2024; and $175 million thereafter.

Fair Value of Plan Assets — The following table presents the fair value of each class of plan assets by level within the fair value hierarchy as of February 1, 2019 and February 2, 2018:

	February 1, 2019				February 2, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Common collective trusts (a)	$—	$322	$—	$322	$—	$350	$—	$350
U.S. Treasury securities	5	—	—	5	7	—	—	7
Corporate debt securities (b)	—	147	—	147	—	147	—	147
Total	$5	$469	$—	474	$7	$497	$—	504
Plan payables, net of accrued interest and dividends (c)				—				1
Total, net				$474				$505
____________________

(a)	Common collective trusts are valued at the net asset value calculated by the fund manager based on the underlying investments and are classified within Level 2 of the fair value hierarchy.

(b)	Corporate debt securities are valued daily at the closing price reported in active U.S. financial markets and are classified within Level 2 of the fair value hierarchy.

(c)	Dividends, accrued interest, and net plan payables are not material to the plan assets and therefore have not been classified into the fair value hierarchy.

Investment Strategy — The Pension Plan’s assets are managed by outside investment managers. The Company’s investment strategy with respect to plan assets is to achieve a long-term growth of capital, consistent with an appropriate level of risk. The expected long-term rate of return on the plan assets considers the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested, and the expectations for future returns of each asset class. The expected return for each asset class was weighted based on the target asset allocation to develop the expected long-term rate of return on assets. As market conditions permit, the Company expects to shift the asset allocation to lower the percentage of investments in equities and increase the percentage of investments in long-duration fixed-income securities. The changes could result in a reduction in the long-term rate of return on the plan assets and increase future pension expense.

The following table presents the target allocation of plan assets as of February 1, 2019, and the actual allocation of plan assets as of February 1, 2019 and February 2, 2018:

	Target Allocation	Actual Allocation
	February 1, 2019	February 1, 2019	February 2, 2018
U.S. large capitalization equity securities	25%	24%	27%
U.S. small capitalization equity securities	5	5	5
Foreign equity securities	7	6	7
U.S. long-duration fixed income securities	60	61	58
Below investment grade corporate fixed income securities	3	4	3
Total	100%	100%	100%

Employee Benefit Plans

Dell 401(k) Plan — The Company has a defined contribution retirement plan (the “Dell 401(k) Plan”) that complies with Section 401(k) of the Internal Revenue Code. Only U.S. employees are eligible to participate in the Dell 401(k) plan. As of February 1, 2019, the Company matches 100% of each participant’s voluntary contributions, subject to a maximum contribution of 6% of the participant’s eligible compensation, up to an annual limit of $7,500, and participants vest immediately in all contributions to the Dell 401(k) Plan. The Company’s matching contributions as well as participants’ voluntary contributions are invested according to each participant’s elections in the investment options provided under the Dell 401(k) Plan. The Company’s contributions during the fiscal years ended February 1, 2019, February 2, 2018, and February 3, 2017 were $254 million, $129 million, and $158 million, respectively. Contributions increased during the fiscal year ended February 1, 2019 due to the additional participants that were transferred from the EMC 401(k) Plan, as discussed below.

EMC 401(k) Plan — The EMC defined contribution retirement plan (the “EMC 401(k) Plan”) was assumed in connection with the EMC merger transaction on September 7, 2016. Effective January 1, 2018, the EMC 401(k) Plan was terminated and participant account balances were transferred to the Dell 401(k) Plan and the newly-created Pivotal defined contribution plan. Prior to the termination of the EMC 401(k) Plan on January 1, 2018, the Company’s contributions during the fiscal year ended February 2, 2018 to the EMC 401(k) Plan were $94 million. The Company’s contributions during the period from September 7, 2016 through February 3, 2017 to the EMC 401(k) Plan were $31 million.

VMware, Inc., Secureworks, and Pivotal both have a defined contribution program for certain employees that comply with Section 401(k) of the Internal Revenue Code.

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

ISG includes servers, networking, and storage, as well as services and third-party software and peripherals that are closely tied to the sale of ISG hardware. CSG includes sales to commercial and consumer customers of desktops, thin client products, and notebooks, as well as services and third-party software and peripherals that are closely tied to the sale of CSG hardware. VMware’s compute, cloud management, networking and security, storage and availability, and other end-user computing offerings provide a flexible digital foundation to enable the digital transformation VMware’s customers need as they ready their applications, infrastructure, and devices for their future business needs.

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

The following table presents a reconciliation of net revenue by the Company’s reportable segments to the Company’s consolidated net revenue as well as a reconciliation of consolidated segment operating income to the Company’s consolidated operating loss:

	Fiscal Year Ended
	February 1, 2019	February 2, 2018	February 3, 2017
	(in millions)
Consolidated net revenue:
Infrastructure Solutions Group	$36,720	$30,917	$22,070
Client Solutions Group	43,196	39,218	36,509
VMware	9,088	7,994	3,543
Reportable segment net revenue	89,004	78,129	62,122
Other businesses (a)	2,329	2,195	1,153
Unallocated transactions (b)	(9)	(15)	41
Impact of purchase accounting (c)	(703)	(1,269)	(1,152)
Total consolidated net revenue	$90,621	$79,040	$62,164

Consolidated operating income (loss):
Infrastructure Solutions Group	$4,151	$3,068	$2,920
Client Solutions Group	1,960	2,044	1,751
VMware	2,989	2,809	1,516
Reportable segment operating income	9,100	7,921	6,187
Other businesses (a)	(174)	(125)	(42)
Unallocated transactions (b)	(72)	(24)	(198)
Impact of purchase accounting (c)	(820)	(1,546)	(2,266)
Amortization of intangibles	(6,138)	(6,980)	(3,681)
Transaction-related expenses (d)	(750)	(502)	(1,488)
Other corporate expenses (e)	(1,337)	(1,160)	(902)
Total consolidated operating loss	$(191)	$(2,416)	$(2,390)
____________________

(a)
Pivotal, Secureworks, RSA Security, Virtustream, and Boomi constitute “Other businesses” and do not meet the requirements for a reportable segment, either individually or collectively. The results of Other businesses are not material to the Company’s overall results.

(b)	Unallocated transactions includes long-term incentives, certain short-term incentive compensation expenses, and other corporate items that are not allocated to Dell Technologies’ reportable segments.

(c)	Impact of purchase accounting includes non-cash purchase accounting adjustments that are primarily related to the EMC merger transaction.

(d)	Transaction-related expenses includes acquisition, integration, and divestiture related costs, as well as the costs incurred in the Class V transaction.

(e)	Other corporate expenses includes goodwill impairment charges, severance, facility action costs, and stock-based compensation expense.

The following table presents the disaggregation of net revenue by reportable segment, and by major product categories within the segments:

	Fiscal Year Ended
	February 1, 2019	February 2, 2018	February 3, 2017
	(in millions)
Net revenue:
Infrastructure Solutions Group:
Servers and networking	$19,953	$15,533	$12,973
Storage	16,767	15,384	9,097
Total ISG net revenue	36,720	30,917	22,070
Client Solutions Group:
Commercial	30,893	27,507	25,773
Consumer	12,303	11,711	10,736
Total CSG net revenue	43,196	39,218	36,509
VMware:
Total VMware net revenue	9,088	7,994	3,543
Total segment net revenue	$89,004	$78,129	$62,122

The following table presents net revenue allocated between the United States and foreign countries for the periods presented:

	Fiscal Year Ended
	February 1, 2019	February 2, 2018	February 3, 2017
	(in millions)
Net revenue:
United States	$42,803	$38,528	$30,966
Foreign countries	47,818	40,512	31,198
Total net revenue	$90,621	$79,040	$62,164
The following table presents property, plant, and equipment, net allocated between the United States and foreign countries as of February 1, 2019 and February 2, 2018:

	February 1, 2019	February 2, 2018
	(in millions)
Property, plant, and equipment, net:
United States	$4,058	$4,093
Foreign countries	1,201	1,297
Total property, plant, and equipment, net	$5,259	$5,390

The allocation between domestic and foreign net revenue is based on the location of the customers. Net revenue from any single foreign country did not constitute more than 10% of the Company’s consolidated net revenue for the fiscal years ended February 1, 2019, February 2, 2018, or February 3, 2017. Property, plant, and equipment, net from any single foreign country did not constitute more than 10% of the Company’s consolidated property, plant, and equipment, net as of February 1, 2019 or February 2, 2018.

NOTE 20 — SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION

The following table provides additional information on selected accounts included in the Consolidated Statements of Financial Position as of February 1, 2019 and February 2, 2018:

	February 1, 2019	February 2, 2018
	(in millions)
Cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$9,676	$13,942
Restricted cash - other current assets (a)	522	423
Restricted cash - other non-current assets (a)	42	13
Total cash, cash equivalents, and restricted cash	$10,240	$14,378
Accounts receivable, net:
Gross accounts receivable	$12,456	$11,824
Allowance for doubtful accounts	(85)	(103)
Total accounts receivable, net	$12,371	$11,721
Inventories, net:
Production materials	$1,794	$967
Work-in-process	702	514
Finished goods	1,153	1,197
Total inventories, net	$3,649	$2,678
Prepaid expenses:
Total prepaid expenses (b)	$795	$1,016
Property, plant, and equipment, net:
Computer equipment	$5,219	$5,085
Land and buildings	4,559	4,343
Machinery and other equipment	3,829	3,845
Total property, plant, and equipment	13,607	13,273
Accumulated depreciation and amortization (c)	(8,348)	(7,883)
Total property, plant, and equipment, net	$5,259	$5,390
Accrued and other current liabilities:
Compensation	$3,646	$2,948
Warranty liability	355	367
Income and other taxes	1,396	1,229
Other	3,098	3,482
Total accrued and other current liabilities	$8,495	$8,026
Other non-current liabilities:
Warranty liability	$169	$172
Deferred and other tax liabilities	5,527	6,590
Other	631	515
Total other non-current liabilities	$6,327	$7,277
____________________

(a)	Restricted cash includes cash required to be held in escrow pursuant to DFS securitization arrangements and VMware, Inc. restricted cash.

(b)	Prepaid expenses are included in other current assets in the Consolidated Statements of Financial Position.

(c)
During the fiscal years ended February 1, 2019, February 2, 2018, and February 3, 2017, the Company recognized $1.3 billion, $1.5 billion, and $1.2 billion, respectively, in depreciation expense. Additionally, during the fiscal years ended February 1, 2019 and February 2, 2018, the Company retired $0.8 billion and $1.1 billion, respectively, of fully depreciated property, plant, and equipment.

Valuation and Qualifying Accounts

The following table summarizes the Company’s valuation and qualifying accounts for the periods indicated:

	Fiscal Year Ended
	February 1, 2019	February 2, 2018	February 3, 2017
	(in millions)
Trade Receivables - Allowance for doubtful accounts:
Balance at beginning of period	$103	$57	$36
Provision charged to income statement	77	60	43
Bad debt write-offs	(95)	(14)	(22)
Balance at end of period	$85	$103	$57

Customer Financing Receivables - Allowance for financing receivable losses:
Balance at beginning of period	$145	$143	$176
Provision charged to income statement	95	103	75
Charge-offs, net of recoveries (a)	(104)	(101)	(108)
Balance at end of period	$136	$145	$143

Tax Valuation Allowance:
Balance at beginning of period	$777	$709	$796
Charged to income tax provision	927	68	(496)
Allowance acquired	—	—	409
Balance at end of period	$1,704	$777	$709
____________________

(a)	Charge-offs to the allowance for financing receivable losses for customer financing receivables includes principal and interest.

Warranty Liability

The following table presents changes in the Company’s liability for standard limited warranties for the periods indicated:

	Fiscal Year Ended
	February 1, 2019	February 2, 2018	February 3, 2017
	(in millions)
Warranty liability:
Warranty liability at beginning of period	$539	$604	$574
Warranty liability assumed through EMC merger transaction	—	—	125
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties (a) (b)	856	905	852
Service obligations honored	(871)	(970)	(947)
Warranty liability at end of period	$524	$539	$604
Current portion	$355	$367	$405
Non-current portion	$169	$172	$199
____________________

(a)
Changes in cost estimates related to pre-existing warranties are aggregated with accruals for new standard warranty contracts. The Company’s warranty liability process does not differentiate between estimates made for pre-existing warranties and new warranty obligations.

(b)	Includes the impact of foreign currency exchange rate fluctuations.

Severance Charges

The Company incurs costs related to employee severance and records a liability for these costs when it is probable that employees will be entitled to termination benefits and the amounts can be reasonably estimated. The liability related to these actions is included in accrued and other current liabilities in the Consolidated Statements of Financial Position.

The following table presents the activity related to the Company’s severance liability for the periods indicated:

	Fiscal Year Ended
	February 1, 2019	February 2, 2018	February 3, 2017
	(in millions)
Severance liability:
Severance liability at beginning of period	$175	$416	$26
Severance liability assumed through EMC merger transaction	—	—	70
Severance charges to provision	215	159	541
Cash paid and other	(244)	(400)	(221)
Severance liability at end of period	$146	$175	$416

The following table presents severance charges as included in the Consolidated Statements of Income (Loss) for the periods indicated:

	Fiscal Year Ended
	February 1, 2019	February 2, 2018	February 3, 2017
	(in millions)
Severance charges:
Cost of net revenue	$17	$46	$122
Selling, general, and administrative	146	46	355
Research and development	52	67	64
Total severance charges	$215	$159	$541

Interest and other, net

The following table provides information regarding interest and other, net for the periods indicated:

	Fiscal Year Ended
	February 1, 2019	February 2, 2018	February 3, 2017
	(in millions)
Interest and other, net:
Investment income, primarily interest	$313	$207	$102
Gain (loss) on investments, net	342	72	4
Interest expense	(2,488)	(2,406)	(1,751)
Foreign exchange	(206)	(113)	(77)
Debt extinguishment	—	—	(337)
Other	(131)	(113)	(45)
Total interest and other, net	$(2,170)	$(2,353)	$(2,104)

NOTE 21 — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

Dell Technologies Inc. has no material assets or standalone operations other than its ownership in its consolidated subsidiaries. There are restrictions under credit agreements and indentures governing the First Lien Notes and the Senior Notes, described in Note 6 of the Notes to the Consolidated Financial Statements, on the Company’s ability to obtain funds from any of its subsidiaries through dividends, loans, or advances. As of February 1, 2019, the Company had certain consolidated subsidiaries that were designated as unrestricted subsidiaries for all purposes of the applicable credit agreements and such indentures. As of February 1, 2019, substantially all of the net assets of the Company’s consolidated subsidiaries were restricted, with the exception of the Company’s unrestricted subsidiaries, primarily VMware, Inc., Secureworks, Pivotal, and their respective subsidiaries. Accordingly, this condensed financial information is presented on a “Parent-only” basis. Under a Parent-only presentation, Dell Technologies Inc.’s investments in its consolidated subsidiaries are presented under the equity method of accounting.

The following table presents the financial position of Dell Technologies Inc. (Parent) as of February 1, 2019 and February 2, 2018:

Dell Technologies Inc. (Parent)	February 1, 2019	February 2, 2018
	(in millions)
Assets:
Other current assets	$—	$1
Investments in subsidiaries (a)	—	12,128
Other non-current assets	25	—
Total assets	$25	$12,129
Liabilities:
Short-term debt (b)	13	—
Long-term debt (b)	—	26
Guarantees of subsidiary obligations (a)	4,581	—
Total liabilities	4,594	26
Redeemable shares	1,196	384
Stockholders’ equity (deficit):
Common stock and capital in excess of $0.01 par value	16,051	18,449
Accumulated deficit	(21,349)	(6,860)
Accumulated other comprehensive income (loss)	(467)	130
Total stockholders’ equity (deficit)	(5,765)	11,719
Total liabilities, redeemable shares, and stockholders’ equity (deficit)	$25	$12,129
____________________

(a)
Due primarily to the $11 billion cash dividend paid by VMware Inc. in connection with the Class V transaction described in Note 14 of the Notes to the Consolidated Financial Statements, the investments in subsidiaries account was reduced to zero as of February 1, 2019. Guarantees of subsidiary obligations represents the capital Dell Technologies Inc. received in excess of the carrying amount of its investments in subsidiaries.

(b)
In connection with the acquisition of Dell by Dell Technologies Inc. in the going-private transaction, Dell Technologies Inc. issued a $2.0 billion subordinated note to Microsoft Global Finance, a subsidiary of Microsoft Corporation. As of February 1, 2019 and February 2, 2018, the outstanding principal amount of the Microsoft Note was $13 million and $26 million, respectively.

The following table presents a reconciliation of (a) the equity in net loss of subsidiaries to the net loss attributable to Dell Technologies Inc. and (b) consolidated net loss to comprehensive net loss attributable to Dell Technologies Inc. for the periods presented:

	Fiscal Year Ended
	February 1, 2019	February 2, 2018	February 3, 2017
	(in millions)
Equity in net loss from continuing operations of subsidiaries attributable to Dell Technologies Inc.	$(2,042)	$(2,844)	$(3,076)
Equity in net income (loss) from discontinued operations of subsidiaries	—	—	1,916
Equity in net loss of subsidiaries attributable to Dell Technologies Inc.	(2,042)	(2,844)	(1,160)

Parent - Total operating expense (a)	(273)	—	—
Parent - Interest and other, net (a)	(20)	(2)	(11)
Parent - Income tax expense (benefit) (a)	(25)	3	(4)
Parent - Loss before equity in net income of subsidiaries	$(268)	$(5)	$(7)

Consolidated net loss attributable to Dell Technologies Inc.	(2,310)	(2,849)	(1,167)
Other comprehensive income (loss) of subsidiaries attributable to Dell Technologies Inc.	(539)	725	(271)
Comprehensive loss attributable to Dell Technologies Inc.	$(2,849)	$(2,124)	$(1,438)
____________________

(a)	During the fiscal year ended February 1, 2019, the increase to expenses and the associated tax benefit was primarily related to the costs incurred in the Class V transaction.

The following table presents the cash flows of Dell Technologies Inc. (Parent) for the periods presented:

	Fiscal Year Ended
Dell Technologies Inc. (Parent)	February 1, 2019	February 2, 2018	February 3, 2017
	(in millions)
Change in cash from operating activities	$(274)	$(2)	$(2)

Cash flow from investing activities:
Transfer to/from subsidiary	14,360	640	35,941
Acquisition of business, net of cash acquired	—	—	(39,521)
Change in cash from investing activities	14,360	640	(3,580)

Cash flow from financing activities:
Proceeds from the issuance of DHI Group Common Stock	—	—	4,422
Shares repurchased for tax withholdings of equity awards	(28)	(33)	(6)
Repurchases of DHI Group Common Stock	(47)	(6)	(10)
Repurchases of Class V Common Stock	(14,000)	(723)	(701)
Repayments of debt	(13)	—	—
Other	2	1	—
Change in cash from financing activities	(14,086)	(761)	3,705
Change in cash, cash equivalents, and restricted cash	—	(123)	123
Cash, cash equivalents, and restricted cash at beginning of the period	—	123	—
Cash, cash equivalents, and restricted cash at end of the period	$—	$—	$123

NOTE 22 — UNAUDITED QUARTERLY RESULTS

The following tables present selected unaudited consolidated statements of income (loss) for each quarter of the fiscal years ended February 1, 2019 and February 2, 2018. For the fiscal year ended February 2, 2018, unaudited quarterly results have been recast to reflect the adoption of the amended guidance on the recognition of revenue from contracts with customers.

	Fiscal 2019
	Q1	Q2	Q3	Q4 (a)
	(in millions, except per share data)
Net revenue	$21,356	$22,942	$22,482	$23,841
Gross margin	$5,878	$6,123	$5,943	$7,109

Net income from continuing operations attributable to Class V Common Stock	$470	$320	$165	$240
Net loss from continuing operations attributable to DHI Group	(1,106)	(819)	(1,041)	(539)
Net loss from continuing operations attributable to Dell Technologies Inc.	$(636)	$(499)	$(876)	$(299)
Income (loss) from discontinued operations, net of income taxes	—	—	—	—
Net loss attributable to Dell Technologies Inc.	$(636)	$(499)	$(876)	$(299)

Earnings (loss) per share attributable to Dell Technologies Inc. - basic:
Continuing operations - Class V Common Stock - basic	$2.36	$1.61	$0.83	$1.21
Continuing operations - DHI Group - basic	$(1.95)	$(1.44)	$(1.84)	$(0.86)
Discontinued operations - DHI Group - basic	$—	$—	$—	$—
Earnings (loss) per share attributable to Dell Technologies Inc. - diluted:
Continuing operations - Class V Common Stock - diluted	$2.33	$1.58	$0.81	$1.19
Continuing operations - DHI Group - diluted	$(1.95)	$(1.45)	$(1.84)	$(0.86)
Discontinued operations - DHI Group - diluted	$—	$—	$—	$—
____________________

(a)
For the three months ended February 1, 2019, net income from continuing operations attributable to the Class V Common Stock represents net income attributable to the Class V Group from November 3, 2018 to December 27, 2018, the last date on which the Class V Common Stock was traded on the NYSE.

	Fiscal 2018
	Q1	Q2	Q3	Q4
	(in millions, except per share data)
Net revenue	$18,000	$19,521	$19,556	$21,963
Gross margin	$4,457	$4,968	$5,220	$5,892

Net income (loss) from continuing operations attributable to Class V Common Stock	$125	$204	$198	$(196)
Net income (loss) from continuing operations attributable to DHI Group	(1,296)	(936)	(1,044)	96
Net loss from continuing operations attributable to Dell Technologies Inc.	$(1,171)	$(732)	$(846)	$(100)
Income (loss) from discontinued operations, net of income taxes	—	—	—	—
Net loss attributable to Dell Technologies Inc.	$(1,171)	$(732)	$(846)	$(100)

Earnings (loss) per share attributable to Dell Technologies Inc. - basic:
Continuing operations - Class V Common Stock - basic	$0.60	$1.00	$0.98	$(0.98)
Continuing operations - DHI Group - basic	$(2.29)	$(1.65)	$(1.84)	$0.17
Discontinued operations - DHI Group - basic	$—	$—	$—	$—
Earnings (loss) per share attributable to Dell Technologies Inc. - diluted:
Continuing operations - Class V Common Stock - diluted	$0.59	$1.00	$0.96	$(0.98)
Continuing operations - DHI Group - diluted	$(2.29)	$(1.66)	$(1.84)	$0.16
Discontinued operations - DHI Group - diluted	$—	$—	$—	$—

NOTE 23 — RELATED PARTY TRANSACTIONS

Dell Technologies is a large global organization that engages in millions of purchase, sales, and other transactions during the fiscal year. The Company enters into purchase and sales transactions with other publicly-traded and privately-held companies, as well as not-for-profit organizations that could be influenced by members of the Company’s board of directors or the Company’s executive officers. The Company enters into these arrangements in the ordinary course of its business. Transactions with related parties were immaterial for the fiscal years ended February 1, 2019, February 2, 2018, and February 3, 2017.

NOTE 24 — SUBSEQUENT EVENTS

Debt and Refinancing Transactions

First Lien Notes — On March 6, 2019, Dell International L.L.C., a Delaware limited liability company, and EMC Corporation, a Massachusetts corporation, both wholly-owned subsidiaries of Dell Technologies Inc., completed a private offering of multiple series of First Lien Notes in an aggregate principal amount of $4.5 billion. The principal amount, interest rate and maturity of each series of First Lien Notes were as follows:

•	$1,000 million 4.00% First Lien Notes due 2024

•	$1,750 million 4.90% First Lien Notes due 2026

•	$1,750 million 5.30% First Lien Notes due 2029

Senior Secured Credit Facilities — On March 13, 2019, the Company entered into an amendment to the credit agreement for the Senior Secured Credit Facilities to obtain a new senior secured Term Loan A-6 Facility in an aggregate principal amount of $3,634 million term A-6 loans maturing on March 13, 2024, of which $2,839 million aggregate principal amount represents the amounts outstanding under the Term Loan A-2 Facility that rolled-over into the Term A-6 Loan Facility. Subsequently, aggregate principal amount of $1,277 million remained outstanding under the Term Loan A-2 Facility. The new senior secured term A-6 borrowings amortize quarterly and bear interest at LIBOR plus an applicable margin ranging from 1.25% to 2.00% or a base rate plus an applicable margin of 0.25% to 1.00%

Margin Loan Facility — On March 7, 2019, the Company amended the Margin Loan Agreement to increase the aggregate principal amount of borrowings under the facility by $650 million.

Proceeds from the First Lien Notes due 2024, First Lien Notes due 2026, and First Lien Notes due 2029, together with the borrowings under the Term Loan A-6 Facility and the incremental Margin Loan Facility financing, were used to repay all of the Company’s outstanding First Lien Notes due June 2019 and repay all outstanding amounts under the Term Loan A-5 Facility due December 2019. Any remaining proceeds were used to repay outstanding amounts under the Term Loan A-2 Facility and pay related premiums, accrued interest, fees and expenses.

Stock-Based Compensation

On March 15, 2019, the Company granted long-term incentive awards in the form of 9.2 million serviced-based RSUs and 1.9 million performance-based RSUs in order to align critical talent retention programs with Class C Common Stock shareholder interest. The service-based RSUs will have a fair value based on the Company’s Class C Common Stock price on the grant date and will vest ratably over a three year period.  Upon vesting, each service-based RSU will convert into one share of Class C Common Stock. The performance-based RSUs are reflected at target units while the actual number of units that ultimately vest will range from 0% to 200% of target, based on the level of achievement of the performance goals and continued employment with the Company over a performance period ending March 14, 2022.  Approximately 0.9 million of the performance-based RSUs are subject to achievement of market-based performance goals for a relative total shareholder return.  For the non-market performance-based RSUs, the fair values will be based on the Company’s Class C Common Stock price on accounting grant date.  Market-based performance awards will utilize a Monte Carlo valuation model to simulate the probabilities of achievement of relative total shareholder return in order to determine the awards’ fair value.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 1, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of February 1, 2019.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 1, 2019, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of that evaluation, management has concluded that our internal control over financial reporting was effective as of February 1, 2019.

The effectiveness of our internal control over financial reporting as of February 1, 2019, has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which is included in “Item 8 — Financial Statements and Supplementary Data.”

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended February 1, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the first quarter of the fiscal year ended February 1, 2019, we implemented new revenue recognition systems and related controls to enable us to adopt the new accounting guidance set forth in ASC 606, “Revenue From Contracts With Customers.” Given the significance of these changes, we will continue to review and refine the systems, processes, and internal controls over revenue recognition, as appropriate.

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

None.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

We have adopted a code of ethics applicable to our principal executive officer and our other senior financial officers. The code of ethics, which we refer to as our Code of Ethics for Senior Financial Officers, is available on the Investor Relations page of our website at www.delltechnologies.com. To the extent required by SEC rules, we intend to disclose any amendments to this code and any waiver of a provision of the code for the benefit of any senior financial officers on our website within any period that may be required under SEC rules from time to time.

See “Part I — Item 1 — Business — Executive Officers of Dell Technologies” for more information about our executive officers, which is incorporated by reference in this Item 10. Other information required by this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2019 annual meeting of stockholders, referred to as the “2019 proxy statement,” which we will file with the SEC on or before 120 days after our 2019 fiscal year-end, and which will appear in the 2019 proxy statement under the captions “Proposal 1 — Election of Directors” and “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance.”

The following information about the members of our board of directors and the principal occupation or employment of each director is provided as of the date of this report.

Michael S. Dell Chairman and Chief Executive Officer Dell Technologies Inc.	William D. Green Public Company Director

David W. Dorman Founding Partner Centerview Capital Technology	Ellen J. Kullman Public Company Director

Egon Durban Managing Partner and Managing Director Silver Lake Partners	Simon Patterson Managing Director Silver Lake Partners

ITEM 11 — EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated herein by reference to the 2019 proxy statement, including the information in the 2019 proxy statement appearing under the captions “Proposal 1 — Election of Directors — Director Compensation” and “Compensation of Executive Officers.”

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 is incorporated herein by reference to the 2019 proxy statement, including the information in the 2019 proxy statement appearing under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated herein by reference to the 2019 proxy statement, including the information in the 2019 proxy statement appearing under the captions “Proposal 1 — Elections of Directors” and “Additional Information — Certain Relationships and Related Transactions.”

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item 14 is incorporated herein by reference to the 2019 proxy statement, including the information in the 2019 proxy statement appearing under the caption “Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this annual report on Form 10-K:

(1)	Financial Statements: The following financial statements are filed as part of this report under “Part II — Item 8 — Financial Statements and Supplementary Data”:

Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Position at February 1, 2019 and February 2, 2018
Consolidated Statements of Income (Loss) for the fiscal years ended February 1, 2019, February 2, 2018, and February 3, 2017
Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended February 1, 2019, February 2, 2018, and February 3, 2017
Consolidated Statements of Cash Flows for the fiscal years ended February 1, 2019, February 2, 2018, and February 3, 2017
Consolidated Statements of Stockholders’ Equity (Deficit) for the fiscal years ended February 1, 2019, February 2, 2018, and February 3, 2017
Notes to Consolidated Financial Statements

(2)
Financial Statement Schedules: The information required in the following financial statement schedules is included in Note 20 and Note 21 of the Notes to the Consolidated Financial Statements under “Part II — Item 8 — Financial Statements and Supplementary Data”:

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

2.2
Agreement and Plan of Merger, dated as of July 1, 2018, between the Company and Teton Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 2, 2018) (Commission File No. 001-37867).

2.3
Amendment No. 1 to the Agreement and Plan of Merger, dated as of November 14, 2018, between the Company and Teton Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 15, 2018) (Commission File No. 001-37867).

3.1
Fifth Amended and Restated Certificate of Incorporation of Dell Technologies Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 28, 2018) (Commission File No. 001-37867).

3.2
Second Amended and Restated Bylaws of Dell Technologies Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 28, 2018) (Commission File No. 001-37867).

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

4.8
Indenture, dated as of June 6, 2013, by and between EMC Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to EMC Corporation’s Current Report on Form 8-K filed with the Commission on June 6, 2013) (Commission File No. 001-9853).

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

4.30††
2021 Notes Supplemental Indenture No. 4, dated as of May 23, 2017, by and among Dell International L.L.C., EMC Corporation, Dell Global Holdings XIII L.L.C., QTZ L.L.C. and The Bank of New York Mellon Trust Company, N.A., as Trustee.

4.31††
2024 Notes Supplemental Indenture No. 4, dated as of May 23, 2017, by and among Dell International L.L.C., EMC Corporation, Dell Global Holdings XIII L.L.C., QTZ L.L.C. and The Bank of New York Mellon Trust Company, N.A., as Trustee.

4.32††
2019 Notes Supplemental Indenture No. 4, 2021 Notes Supplemental Indenture No. 4, 2023 Notes Supplemental Indenture No. 4, 2026 Notes Supplemental Indenture No. 4, 2036 Notes Supplemental Indenture No. 4 and 2046 Notes Supplemental Indenture No. 4, dated as of May 23, 2017, by and among Dell International L.L.C., EMC Corporation, Dell Global Holdings XIII L.L.C., QTZ L.L.C. and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent.

4.33††	Joinder Agreement to Registration Rights Agreement, dated as of May 23, 2017, by Dell Global Holdings XIII L.L.C. and QTZ L.L.C.
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

10.11*
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

10.14
Amended and Restated Master Transaction Agreement among EMC Corporation, Dell Technologies Inc. and VMware, Inc. dated January 9, 2018 (incorporated by reference to Exhibit 10.1 to VMware, Inc.’s Annual Report on Form 10-K for the fiscal year ended February 2, 2018) (Commission File No. 001-33622).

10.15
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

10.16
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

10.17
Credit Agreement, dated as of September 7, 2016, among Universal Acquisition Co., EMC Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on September 9, 2016) (Commission File No. 001-37867).

10.18
Credit Agreement, dated as of September 7, 2016, among Universal Acquisition Co., EMC Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on September 9, 2016) (Commission File No. 001-37867).

10.19
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

10.20*
Form of Indemnification Agreement between the Company and each member of its Board of Directors (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2017) (Commission File No. 001-37867).

10.21*
Form of Indemnification Agreement between EMC Corporation and each of Jeremy Burton, Howard D. Elias and David I. Goulden (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2017) (Commission File No. 001-37867).

10.22*
Form of Indemnification Agreement between Dell Inc. and each of Jeffrey W. Clarke, Marius Haas, Steven H. Price, Karen H. Quintos, Rory Read, Richard J. Rothberg and Thomas W. Sweet (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2017) (Commission File No. 001-37867).

10.23*
Form of EMC Corporation Deferred Compensation Retirement Plan, as amended and restated, effective as of January 1, 2016 (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2017) (Commission File No. 001-37867).

10.24*
Form of Dell Deferred Compensation Plan, effective as of January 1, 2017 (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2017) (Commission File No. 001-37867).

10.25
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

10.26*
Separation Agreement and Release, dated September 14, 2017, between David I. Goulden and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 3, 2017) (Commission File No. 001-37867).

10.27
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

10.28
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

10.29*
Form of Protection of Sensitive Information, Noncompetition and Nonsolicitation Agreement between Dell Inc. and each of Howard D. Elias and William F. Scannell (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2018) (Commission File No. 001-37867).

10.30*
Offer Letter to Howard D. Elias, dated August 12, 2016 (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2018) (Commission File No. 001-37867).

10.31*
Offer Letter to William F. Scannell, dated August 12, 2016 (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2018) (Commission File No. 001-37867).

10.32*
Form of Amended and Restated Stock Option Agreement-Performance Vesting Option for grants to executive officers under the Dell Technologies Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed with the Commission on October 4, 2018) (Registration No. 333-226618).

10.33*
Form of Amended and Restated Stock Option Agreement-Performance Vesting Option for grants to employees under the Dell Technologies Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed with the Commission on October 4, 2018) (Registration No. 333-226618).

10.34*
Form of Amended and Restated Stock Option Agreement-Time Vesting Option for grants to executive officers under the Dell Technologies Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed with the Commission on October 4, 2018) (Registration No. 333-226618).

10.35*
Form of Amended and Restated Stock Option Agreement-Time Vesting Option for grants to employees under the Dell Technologies Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed with the Commission on October 4, 2018) (Registration No. 333-226618).

10.36*
Form of Amended and Restated Dell Performance Award Agreement for grants to executive officers under the Dell Technologies Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed with the Commission on October 4, 2018) (Registration No. 333-226618).

10.37*
Form of Amended and Restated Dell Performance Award Agreement for grants to employees under the Dell Technologies Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed with the Commission on October 4, 2018) (Registration No. 333-226618).

10.38*
Form of Amended and Restated Dell Time Award Agreement for grants to executive officers under the Dell Technologies Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed with the Commission on October 4, 2018) (Registration No. 333-226618).

10.39*
Form of Amended and Restated Dell Time Award Agreement for grants to employees under the Dell Technologies Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.17 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed with the Commission on October 4, 2018) (Registration No. 333-226618).

10.40*
Form of Amended and Restated Dell Deferred Time Award Agreement for Non-Employee Directors under the Dell Technologies Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.18 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed with the Commission on October 4, 2018) (Registration No. 333-226618).

10.41*
Form of Amended and Restated Stock Option Agreement for Non-Employee Directors (Annual Grant) under the Dell Technologies Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.19 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed with the Commission on October 4, 2018) (Registration No. 333-226618).

10.42*
Form of Stock Option Agreement for Non-Employee Directors (Sign-On Grant) under the Dell Technologies Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed with the Commission on October 4, 2018) (Registration No. 333-226618).

10.43*
Form of Amended and Restated Stock Option Agreement for grants to executive officers (Rollover Option) under the Dell Technologies Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.21 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed with the Commission on October 4, 2018) (Registration No. 333-226618).

10.44
Dell Technologies Inc. 2013 Stock Incentive Plan (as amended and restated) (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the Commission on December 28, 2018) (Commission File No. 001-37867).

10.45††	Amended and Restated Dell Technologies Inc. Compensation Program for Independent Non-Employee Directors.
10.46
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

10.47
Letter Agreement, dated as of July 1, 2018, between the Company and VMware, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 2, 2018) (Commission File No. 001-37867).

10.48
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

10.49
Voting and Support Agreement, dated as of November 14, 2018, among the Company, Elliott Associates L.P. and Elliott International L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed with the Commission on November 15, 2018) (Commission File No. 001-37867).

10.50
Voting and Support Agreement, dated as of November 14, 2018, among the Company and Dodge & Cox (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed with the Commission on November 15, 2018) (Commission File No. 001-37867).

10.51
Voting and Support Agreement, dated as of November 14, 2018, among the Company and Mason Capital Master Fund, LP (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K/A filed with the Commission on November 15, 2018) (Commission File No. 001-37867).

10.52
Voting and Support Agreement, dated as of November 14, 2018, among the Company and Canyon Capital Advisors, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K/A filed with the Commission on November 15, 2018) (Commission File No. 001-37867).

10.53
Waiver, dated as of November 14, 2018, among the Company and VMware, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K/A filed with the Commission on November 15, 2018) (Commission File No. 001-37867).

10.54
Fourth Amendment, dated as of December 20, 2018, to the Credit Agreement among Denali Intermediate Inc., Dell Inc., Dell International L.L.C., EMC Corporation, Credit Suisse AG, Cayman Islands Branch, as Term Loan B Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A., as Term Loan A/Revolver Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 21, 2018) (Commission File No. 001-37867).

10.55
MD Stockholders Agreement, dated as of December 25, 2018, by and among the Company, Denali Intermediate Inc., Dell Inc., EMC Corporation, Denali Finance Corp., Dell International L.L.C., Michael S. Dell and the Susan Lieberman Dell Separate Property Trust (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 28, 2018) (Commission File No. 001-37867).

10.56
SLP Stockholders Agreement, dated as of December 25, 2018, by and among the Company, Denali Intermediate Inc., Dell Inc., EMC Corporation, Denali Finance Corp., Dell International L.L.C., Silver Lake Partners III, L.P., Silver Lake Technology Investors III, L.P., Silver Lake Partners IV, L.P., Silver Lake Technology Investors IV, L.P. and SLP Denali Co-Invest, L.P. and the other stockholders named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 28, 2018) (Commission File No. 001-37867).

10.57
MSD Partners Stockholders Agreement, dated as of December 25, 2018, by and among the Company, Denali Intermediate Inc., Dell Inc., EMC Corporation, Denali Finance Corp., Dell International L.L.C., MSDC Denali Investors, L.P., MSDC Denali EIV, LLC and the other stockholders named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 28, 2018) (Commission File No. 001-37867).

10.58
Second Amended and Restated Registration Rights Agreement, dated as of December 25, 2018, by and among the Company, Michael S. Dell, Susan Lieberman Dell Separate Property Trust, MSDC Denali Investors, L.P., MSDC Denali EIV, LLC, Silver Lake Partners III, L.P., Silver Lake Technology Investors III, L.P., Silver Lake Partners IV, L.P., Silver Lake Technology Investors IV, L.P., SLP Denali Co-Invest, L.P., Venezio Investments Pte. Ltd. and the Management Stockholders party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on December 28, 2018) (Commission File No. 001-37867).

10.59
Second Amended and Restated Management Stockholders Agreement, dated as of December 25, 2018, by and among the Company, Michael S. Dell, Susan Lieberman Dell Separate Property Trust, Silver Lake Partners III, L.P., Silver Lake Technology Investors III, L.P., Silver Lake Partners IV, L.P., Silver Lake Technology Investors IV, L.P., SLP Denali Co-Invest, L.P. and the Management Stockholders (as defined therein) (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on December 28, 2018) (Commission File No. 001-37867).

10.60
Amended and Restated Class C Stockholders Agreement, dated as of December 25, 2018, by and among the Company, Michael S. Dell, Susan Lieberman Dell Separate Property Trust, Silver Lake Partners III, L.P., Silver Lake Partners IV, L.P., Silver Lake Technology Investors III, L.P., Silver Lake Technology Investors IV, L.P., SLP Denali Co-Invest, L.P. and Venezio Investments Pte. Ltd. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on December 28, 2018) (Commission File No. 001-37867).

10.61
Second Amended and Restated Class A Stockholders Agreement, dated as of December 25, 2018, by and among the Company, Michael S. Dell, Susan Lieberman Dell Separate Property Trust, Silver Lake Partners III, L.P., Silver Lake Partners IV, L.P., Silver Lake Technology Investors III, L.P., Silver Lake Technology Investors IV, L.P., SLP Denali Co-Invest, L.P. and the New Class A Stockholders party thereto (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Commission on December 28, 2018) (Commission File No. 001-37867).

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
Michael S. Dell
Chairman and Chief Executive Officer
(Duly Authorized Officer)

Date: March 29, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 29, 2019:

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