Form 10-Q
period 2019-05-03
Dell Technologies Inc
filed 2019-06-10
CIK 1571996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2019
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

1-800-289-3355
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class C Common Stock, par value of $0.01 per share	DELL	New York Stock Exchange

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of June 4, 2019, there were 718,549,892 shares of the registrant’s common stock outstanding, consisting of 173,083,326 outstanding shares of Class C Common Stock, 408,479,708 outstanding shares of Class A Common Stock, and 136,986,858 outstanding shares of Class B Common Stock.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “may,” “will,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “aim,” “seek,” and similar expressions as they relate to us or our management are intended to identify these forward-looking statements. All statements by us regarding our expected financial position, revenues, cash flows and other operating results, business strategy, legal proceedings, and similar matters are forward-looking statements. Our expectations expressed or implied in these forward-looking statements may not turn out to be correct. Our results could be materially different from our expectations because of various risks, including the risks discussed in “Part I — Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2019 and in our other periodic and current reports filed with the Securities and Exchange Commission (“SEC”). Any forward-looking statement speaks only as of the date as of which such statement is made, and, except as required by law, we undertake no obligation to update any forward-looking statement after the date as of which such statement was made, whether to reflect changes in circumstances or our expectations, the occurrence of unanticipated events, or otherwise.

DELL TECHNOLOGIES INC.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in millions; unaudited)

	May 3, 2019	February 1, 2019
ASSETS
Current assets:
Cash and cash equivalents	$9,040	$9,676
Accounts receivable, net	10,517	12,371
Short-term financing receivables, net	4,277	4,398
Inventories, net	3,360	3,649
Other current assets	6,461	6,044
Total current assets	33,655	36,138
Property, plant, and equipment, net	5,505	5,259
Long-term investments	782	1,005
Long-term financing receivables, net	4,131	4,224
Goodwill	40,015	40,089
Intangible assets, net	20,948	22,270
Other non-current assets	4,856	2,835
Total assets	$109,892	$111,820
LIABILITIES, REDEEMABLE SHARES, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short-term debt	$4,884	$4,320
Accounts payable	18,097	19,213
Accrued and other	7,455	8,495
Short-term deferred revenue	13,043	12,944
Total current liabilities	43,479	44,972
Long-term debt	48,640	49,201
Long-term deferred revenue	11,135	11,066
Other non-current liabilities	6,525	6,327
Total liabilities	109,779	111,566
Commitments and contingencies (Note 10)
Redeemable shares (Note 17)	1,774	1,196
Stockholders’ equity (deficit):
Common stock and capital in excess of $0.01 par value (Note 14)	15,179	16,114
Treasury stock at cost	(65)	(63)
Accumulated deficit	(21,053)	(21,349)
Accumulated other comprehensive income (loss)	(525)	(467)
Total Dell Technologies Inc. stockholders’ equity (deficit)	(6,464)	(5,765)
Non-controlling interests	4,803	4,823
Total stockholders’ equity (deficit)	(1,661)	(942)
Total liabilities, redeemable shares, and stockholders’ equity (deficit)	$109,892	$111,820

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions, except per share amounts; unaudited)

	Three Months Ended
	May 3, 2019	May 4, 2018
Net revenue:
Products	$16,754	$16,671
Services	5,154	4,685
Total net revenue	21,908	21,356
Cost of net revenue:
Products	13,079	13,606
Services	2,032	1,872
Total cost of net revenue	15,111	15,478
Gross margin	6,797	5,878
Operating expenses:
Selling, general, and administrative	5,071	4,944
Research and development	1,176	1,087
Total operating expenses	6,247	6,031
Operating income (loss)	550	(153)
Interest and other, net	(693)	(470)
Loss before income taxes	(143)	(623)
Income tax benefit	(472)	(85)
Net income (loss)	329	(538)
Less: Net income attributable to non-controlling interests	36	98
Net income (loss) attributable to Dell Technologies Inc.	$293	$(636)

Earnings (loss) per share attributable to Dell Technologies Inc. - basic:
Dell Technologies Common Stock	$0.41
Class V Common Stock		$2.36
DHI Group		$(1.95)

Earnings (loss) per share attributable to Dell Technologies Inc. - diluted:
Dell Technologies Common Stock	$0.38
Class V Common Stock		$2.33
DHI Group		$(1.95)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions; unaudited)

	Three Months Ended
	May 3, 2019	May 4, 2018
Net income (loss)	$329	$(538)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(158)	(342)
Available-for-sale investments:
Change in unrealized gains (losses)	—	(7)
Reclassification adjustment for net gains realized in net income (loss)	—	(1)
Net change in market value of investments	—	(8)
Cash flow hedges:
Change in unrealized gains	152	121
Reclassification adjustment for net (gains) losses included in net income (loss)	(58)	31
Net change in cash flow hedges	94	152
Pension and other postretirement plans:
Recognition of actuarial net gain from pension and other postretirement plans	7	—
Reclassification adjustments for net (gains) losses from pension and other	—	—
Net change in actuarial net gain from pension and other postretirement plans	7	—

Total other comprehensive loss, net of tax expense (benefit) of $7 and $(2), respectively,	(57)	(198)
Comprehensive income (loss), net of tax	272	(736)
Less: Net income attributable to non-controlling interests	36	98
Less: Other comprehensive income (loss) attributable to non-controlling interests	1	(5)
Comprehensive income (loss) attributable to Dell Technologies Inc.	$235	$(829)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; continued on next page; unaudited)

	Three Months Ended
	May 3, 2019	May 4, 2018
Cash flows from operating activities:
Net income (loss)	$329	$(538)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,616	1,914
Amortization of debt issuance costs	43	36
Stock-based compensation expense	263	199
Deferred income taxes	(813)	(363)
Provision for doubtful accounts — including financing receivables	38	37
Other	(46)	(1)
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	1,753	949
Financing receivables	121	(249)
Inventories	273	(389)
Other assets	(276)	(144)
Accounts payable	(1,045)	270
Deferred revenue	269	287
Accrued and other liabilities	(1,843)	(849)
Change in cash from operating activities	682	1,159
Cash flows from investing activities:
Investments:
Purchases	(38)	(439)
Maturities and sales	337	531
Capital expenditures	(610)	(273)
Proceeds from sale of facilities, land, and other assets	—	10
Capitalized software development costs	(106)	(89)
Collections on purchased financing receivables	7	10
Acquisition of businesses, net	(45)	—
Divestitures of businesses, net	—	142
Asset acquisitions, net	—	(38)
Asset dispositions, net	(3)	(3)
Change in cash from investing activities	(458)	(149)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued; in millions; unaudited)

	Three Months Ended
	May 3, 2019	May 4, 2018
Cash flows from financing activities:
Share repurchases for tax withholdings of equity awards	(215)	(100)
Proceeds from the issuance of common stock of subsidiaries	133	642
Repurchases of common stock of subsidiaries	(592)	—
Proceeds from debt	9,563	1,863
Repayments of debt	(9,569)	(1,822)
Other	(39)	(40)
Change in cash from financing activities	(719)	543
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(36)	(86)
Change in cash, cash equivalents, and restricted cash	(531)	1,467
Cash, cash equivalents, and restricted cash at beginning of the period	10,240	14,378
Cash, cash equivalents, and restricted cash at end of the period	$9,709	$15,845

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in millions; continued on next page; unaudited)

	Common Stock and Capital in Excess of Par Value		Treasury Stock
	Dell Technologies Common Stock (a)
	Issued Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Dell Technologies Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Stockholders’ Equity (Deficit)
Balances as of February 1, 2019	721	$16,114	2	$(63)	$(21,349)	$(467)	$(5,765)	$4,823	$(942)
Adjustment for adoption of accounting standards (Note 1)	—	—	—	—	3	—	3	—	3
Net income (loss)	—	—	—	—	293	—	293	36	329
Foreign currency translation adjustments	—	—	—	—		(158)	(158)	—	(158)
Cash flow hedges, net change	—	—	—	—	—	93	93	1	94
Pension and other post-retirement	—	—	—	—	—	7	7	—	7
Issuance of common stock	—	(3)	—	—	—	—	(3)	—	(3)
Stock-based compensation expense	—	42	—	—	—	—	42	221	263
Treasury stock repurchases	—	—	—	(2)	—	—	(2)	—	(2)
Revaluation of redeemable shares	—	(578)	—	—	—	—	(578)	—	(578)
Impact from equity transactions of non-controlling interests	—	(396)	—	—	—	—	(396)	(278)	(674)
Balances as of May 3, 2019	721	$15,179	2	$(65)	$(21,053)	$(525)	$(6,464)	$4,803	$(1,661)
_________________
(a) See Note 14 of the Notes to the Condensed Consolidated Financial Statements for additional information on Dell Technologies Common Stock.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(continued; in millions; unaudited)

	Common Stock and Capital in Excess of Par Value				Treasury Stock
	DHI Group		Class V Common Stock		DHI Group		Class V Common Stock
	Issued Shares	Amount	Issued Shares	Amount	Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Dell Technologies Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Stockholders’ Equity (Deficit)
Balances as of February 2, 2018	571	$9,848	223	$10,041	1	$(16)	24	$(1,424)	$(6,860)	$130	$11,719	$5,766	$17,485
Adjustment for adoption of accounting standard (Note 1)	—	—	—	—	—	—	—	—	58	(58)	—	(5)	(5)
Net loss	—	—	—	—	—	—	—	—	(636)	—	(636)	98	(538)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(342)	(342)	—	(342)
Investments, net change	—	—	—	—	—	—	—	—	—	(5)	(5)	(3)	(8)
Cash flow hedges, net change	—	—	—	—	—	—	—	—	—	154	154	(2)	152
Issuance of common stock	(1)	(3)	—	—	—	—	—	—	—	—	(3)	—	(3)
Stock-based compensation expense	—	22	—	—	—	—	—	—	—	—	22	177	199
Treasury stock repurchases	—	—	—	—	—	(37)	—	—	—	—	(37)	—	(37)
Revaluation of redeemable shares	—	(460)	—	—	—	—	—	—	—	—	(460)	—	(460)
Impact from equity transactions of non-controlling interests	—	73	—	—	—	—	—	—	—	—	73	464	537
Balances as of May 4, 2018	570	$9,480	223	$10,041	1	$(53)	24	$(1,424)	$(7,438)	$(121)	$10,485	$6,495	$16,980

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

Basis of Presentation — The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes filed with the U.S. Securities and Exchange Commission (“SEC”) in the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2019. These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of Dell Technologies Inc. as of May 3, 2019 and February 1, 2019, the results of its operations and corresponding comprehensive income (loss) for the three months ended May 3, 2019 and May 4, 2018, and its cash flows for the three months ended May 3, 2019 and May 4, 2018.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and the accompanying Notes. Actual results could differ materially from those estimates. The results of operations, comprehensive income (loss), and cash flows for the three months ended May 3, 2019 and May 4, 2018 are not necessarily indicative of the results to be expected for the full fiscal year or for any other fiscal period.

The Company’s fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. The fiscal year ended February 1, 2019 (“Fiscal 2019”) was a 52-week period, and the fiscal year ending January 31, 2020 (“Fiscal 2020”) will be a 52-week period.

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

Pivotal Initial Public Offering — On April 24, 2018, Pivotal, which is majority-owned by Dell Technologies, completed a registered underwritten initial public offering (“IPO”) of its Class A common stock (NYSE: PVTL). The results of Pivotal’s operations are included in other businesses. For more information regarding the Company’s ownership of Pivotal, see Note 13 of the Notes to the Condensed Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

Measurement of Credit Losses on Financial Instruments — In June 2016, the Financial Accounting Standards Board (“FASB”) issued amended guidance which replaces the current incurred loss impairment methodology for measurement of credit losses on financial instruments with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for fiscal periods beginning after December 15, 2018. The Company is currently evaluating the impact that the standard will have on the Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Intangibles - Goodwill and Other - Internal-Use Software — In August 2018, the FASB issued guidance on a customer’s accounting for implementation costs incurred in a cloud-computing arrangement when hosted by a vendor. In a hosting arrangement that is a service contract, certain implementation costs should be capitalized and amortized over the term of the arrangement. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for fiscal periods beginning after December 15, 2018. The Company does not expect the adoption of this guidance to have a material impact on the Condensed Consolidated Financial Statements.

Recently Adopted Accounting Pronouncements

Leases — In February 2016, the FASB issued amended guidance on the accounting for leasing transactions. The primary objective of this update is to increase transparency and comparability among organizations by requiring lessees to recognize a lease liability for the obligation to make lease payments and a right-of-use (“ROU”) asset for the right to use the underlying asset for the lease term. The guidance also results in some changes to lessor accounting and requires additional disclosures about all leasing arrangements.

The Company adopted the standard (the “new lease standard”) as of February 2, 2019 using a modified retrospective approach, with the cumulative-effect adjustment to the opening balance of stockholders’ equity (deficit) as of the adoption date. The Company elected to apply the practical expedient using the transition option whereby prior comparative periods were not retrospectively adjusted in the Consolidated Financial Statements. Accordingly, prior comparative periods have not been adjusted in the Condensed Consolidated Financial Statements. The Company also elected the package of practical expedients which does not require reassessment of initial direct costs, classification of a lease, and definition of a lease.

The adoption of the new lease standard resulted in the recognition of $1.6 billion in operating lease liabilities and related ROU assets on the Consolidated Statements of Financial Position. The Company recorded an immaterial adjustment to stockholders’ equity (deficit) as of February 2, 2019 to reflect the cumulative effect of adoption of the new lease standard. As of February 2, 2019, there were no material finance leases for which the Company was a lessee.

In the area of lessor accounting, as of February 2, 2019, the Company began to originate operating leases due to the elimination of third-party residual value guarantee insurance from the sales-type lease classification test. Leases that commenced prior to the adoption of the new lease standard were not reassessed or restated pursuant to the practical expedients elected. Accordingly, there was no cumulative adjustment to stockholders’ equity (deficit) related to lessor accounting.

See Note 4 and Note 5 of the Notes to the Condensed Consolidated Financial Statements for additional information about the Company’s leases from a lessor and lessee perspective, respectively.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 2 — INTERIM UPDATE TO SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As discussed in Note 1 of the Notes to the Condensed Consolidated Financial Statements, the Company adopted the new lease standard as of February 2, 2019, using the modified retrospective method. A lease is defined as a contract that conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The Company enters into contracts that are, or contain, leases as both a lessee and a lessor. The following accounting policies have been updated as part of the adoption of the new lease standard.

Accounting for Operating Leases as a Lessee — In its ordinary course of business, the Company enters into leases as a lessee for office buildings, warehouses, employee vehicles, and equipment. The Company determines if an arrangement is a lease or contains a lease at inception. Operating leases result in the recognition of ROU assets and lease liabilities on the Consolidated Statements of Financial Position. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease, measured on a discounted basis.

At lease inception, the lease liability is measured at the present value of the lease payments over the lease term. The operating lease ROU asset equals the lease liability adjusted for any initial direct costs, prepaid or deferred rent, and lease incentives.
The Company uses the implicit rate when readily determinable. As most of the leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date to determine the present value of lease payments. Incremental borrowing rates used to determine the present value of lease payments were derived in reference to the Company’s secured-debt yields corresponding to the lease commencement date.

The lease term may include options to extend or to terminate the lease that the Company is reasonably certain to exercise. Lease expense is recognized on a straight-line basis over the lease term in most instances.

The Company has elected not to record leases with an initial term of 12 months or less on the Consolidated Statements of Financial Position. Lease expense on such leases is recognized on a straight-line basis over the lease term. The Company does not generate material sublease income and has no material related party leases. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company’s office building agreements contain costs such as common area maintenance and other executory costs that are variable in nature. Variable lease costs are expensed as incurred. The Company combines lease and non-lease components, such as common area and other maintenance costs, in calculating the ROU assets and lease liabilities for its office buildings and employee vehicles. Under certain service agreements with third-party logistic providers, the Company directs the use of the inventory within the warehouses and, therefore, controls the assets. The warehouses and some of the equipment used are considered embedded leases. The Company accounts for the lease and non-lease components separately. The lease components consist of the warehouses and some of the equipment, such as conveyor belts. The non-lease components consist of services and other shared equipment, such as material handling and transportation. The Company allocates the consideration to the lease and non-lease components using their relative standalone values. See Note 5 of the Notes to the Condensed Consolidated Financial Statements for additional information.

Accounting for Leases as a Lessor — The Company’s wholly-owned subsidiary, Dell Financial Services and its affiliates (“DFS”), acts as a lessor to provide equipment financing to customers through a variety of lease arrangements (“DFS leases”). Subsequent to the adoption of the new lease standard, new DFS leases are classified as sales-type leases, direct financing leases, or operating leases. Direct financing leases under the new lease standard are immaterial. Leases that commenced prior to the adoption of the new lease standard were not reassessed or restated pursuant to the practical expedients elected and will continue to be accounted for under previous lease accounting guidance.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

When a contract includes lease and non-lease components, DFS allocates consideration under the contract to each component based on relative standalone selling price. Whenever the terms of the lease transfer control to the lessee, the contract is typically classified as a sales-type lease. Through these arrangements, the lessee has the right to substantially all of the economic benefits from use of the identified asset and has the right to direct the use of such asset during the period of use. In many arrangements, the lessee also retains ownership at the end of the lease term. On commencement of sales-type leases, the Company recognizes profit up-front, and amounts due from the customer under the lease contract are recognized as financing receivables on the Consolidated Statement of Financial Position. Interest income is recognized over the term of the lease based on the effective interest method as Net revenue. For sales and other taxes collected from the lessee, the Company has elected not to include such taxes as part of lease revenue.

All other leases which do not meet the definition of a sales-type lease or direct financing lease are classified as operating leases. The underlying asset in an operating lease arrangement is carried at depreciated cost as “Equipment under operating leases” within Property, plant, and equipment, net on the Consolidated Statement of Financial Position. Depreciation is calculated using the straight-line method over the term of the underlying lease contract and is recognized as Cost of net revenue. The depreciable basis is the original cost of the equipment less the estimated residual value of the equipment at the end of the lease term. The Company recognizes operating lease revenue on a straight-line basis over the lease term and expenses deferred initial direct costs on the same basis. Impairment of equipment under operating leases is assessed on the same basis as other long-lived assets.

DFS provides lessees with the option to extend the lease or purchase the underlying asset at the end of the lease term, which is considered when evaluating lease classification. In general, DFS’s lease arrangements do not have variable payment terms and are non-cancelable.

See Note 4 of the Notes to the Condensed Consolidated Financial Statements for more information regarding DFS leasing arrangements.

Financing Receivables — Financing receivables are presented net of allowance for losses and consist of customer receivables and residual interest. Customer receivables, gross includes amounts due from customers under revolving loans, fixed-term loans, fixed-term sales-type or direct financing leases, and accrued interest. The Company has two portfolios: (1) fixed-term leases and loans and (2) revolving loans, and assesses risk at the portfolio level to determine the appropriate allowance levels. The portfolio segments are further segregated into classes based on products, customer type, and credit risk evaluation: (1) Revolving - Dell Preferred Account (“DPA”); (2) Revolving - Dell Business Credit (“DBC”); and (3) Fixed-term - Consumer and Commercial. Fixed-term leases and loans are offered to qualified small and medium-sized businesses, large commercial accounts, governmental organizations, and educational entities. Additionally, fixed-term loans are also offered to certain individual consumer customers. Revolving loans are offered under private label credit financing programs. The DPA revolving loan programs are offered to individual consumer customers and the DBC revolving loan programs are offered to small and medium-sized business customers.

The Company retains a residual interest in equipment leased under its fixed-term lease programs. The amount of the residual interest is established at the inception of the lease based upon estimates of the value of the equipment at the end of the lease term using historical studies, industry data, and future value-at-risk demand valuation methods. On a quarterly basis, the Company assesses the carrying amount of its recorded residual values for impairment. Anticipated declines in specific future residual values that are considered to be other-than-temporary are recorded currently in earnings. Generally, residual value risk on equipment under lease is not considered to be significant because of the existence of a secondary market with respect to the equipment. The lease agreement also clearly defines applicable return conditions and remedies for non-compliance, to ensure that the leased equipment will be in good operating condition upon return. Model changes and updates, as well as market strength and product acceptance, are monitored and adjustments are made to residual values in accordance with the significance of any such changes. Remarketing sales staff works closely with customers and dealers to manage the sale of lease returns and the recovery of residual exposure. As of May 3, 2019, the Company has not recorded significant residual value impairment.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Asset Securitization — The Company transfers certain U.S. and European customer loan and lease payments and associated equipment to Special Purpose Entities (“SPEs”) that meet the definition of a Variable Interest Entity (“VIE”) and are consolidated into the Consolidated Financial Statements. These SPEs are bankruptcy-remote legal entities with separate assets and liabilities. The purpose of the SPEs is to facilitate the funding of customer lease and loan payments and associated equipment in the capital markets. These SPEs have entered into financing arrangements with multi-seller conduits that, in turn, issue asset-backed debt securities in the capital markets. The asset securitizations in the SPEs are accounted for as secured borrowings. See Note 4 of the Notes to the Condensed Consolidated Financial Statements for additional information on the impact of the consolidation.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 3 — FAIR VALUE MEASUREMENTS AND INVESTMENTS

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

	May 3, 2019				February 1, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(in millions)
Assets:
Cash and cash equivalents:
Money market funds	$5,167	$—	$—	$5,167	$5,221	$—	$—	$5,221
Debt securities:
Equity and other securities	15	32	—	47	314	20	—	334
Derivative instruments	—	168	—	168	—	97	—	97
Total assets	$5,182	$200	$—	$5,382	$5,535	$117	$—	$5,652
Liabilities:
Derivative instruments	$—	$28	$—	$28	$—	$60	$—	$60
Total liabilities	$—	$28	$—	$28	$—	$60	$—	$60

The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value:

Money Market Funds — The Company’s investment in money market funds that are classified as cash equivalents hold underlying investments with a weighted average maturity of 90 days or less and are recognized at fair value. The valuations of these securities are based on quoted prices in active markets for identical assets, when available, or pricing models whereby all significant inputs are observable or can be derived from or corroborated by observable market data. The Company reviews security pricing and assesses liquidity on a quarterly basis. As of May 3, 2019, the Company’s U.S. portfolio had no material exposure to money market funds with a fluctuating net asset value.

Equity and Other Securities — The Company’s investments in equity and other securities that are measured at fair value on a recurring basis consist primarily of strategic investments in publicly-traded companies. The valuation of these securities is based on quoted prices in active markets.

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

As of May 3, 2019 and February 1, 2019, the Company held private strategic investments of $735 million and $671 million, respectively. As these investments represent early-stage companies without readily determinable fair values, they are not included in the recurring fair value table above.

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

Carrying Value and Estimated Fair Value of Outstanding Debt — The following table presents the carrying value and estimated fair value of the Company’s outstanding debt as described in Note 6 of the Notes to the Condensed Consolidated Financial Statements, including the current portion, as of the dates indicated:

	May 3, 2019		February 1, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in billions)
Senior Secured Credit Facilities	$10.8	$10.9	$12.5	$12.6
First Lien Notes	$20.5	$22.3	$19.8	$21.0
Unsecured Notes and Debentures	$1.8	$2.0	$1.8	$1.9
Senior Notes	$3.1	$3.4	$3.1	$3.4
EMC Notes	$3.0	$3.0	$3.0	$2.9
VMware Notes	$4.0	$3.9	$4.0	$3.9
Margin Loan Facility	$4.0	$4.0	$3.3	$3.4

The fair values of the outstanding debt shown in the table above, as well as the DFS debt described in Note 4 of the Notes to the Condensed Consolidated Financial Statements, were determined based on observable market prices in a less active market or based on valuation methodologies using observable inputs and were categorized as Level 2 in the fair value hierarchy. The carrying value of DFS debt approximates fair value.

Investments

The following table presents the carrying value and amortized cost of the Company’s strategic investments in publicly-traded and privately-held companies as of the dates indicated:

	May 3, 2019				February 1, 2019
	Cost	Unrealized Gain	Unrealized (Loss)	Carrying Value	Cost	Unrealized Gain	Unrealized (Loss)	Carrying Value
	(in millions)
Equity and other securities	$756	$44	$(18)	$782	$638	$539	$(172)	$1,005

For the three months ended May 3, 2019, the equity and other securities without readily determinable fair values increased by $44 million due to upward adjustments for observable price changes, offset by $8 million of downward adjustments that were primarily attributable to impairments. The remainder of equity and other securities consists of publicly-traded investments that are measured at fair value on a recurring basis.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 4 — FINANCIAL SERVICES

The Company offers or arranges various financing options and services, and alternative payment structures for its customers in North America, Europe, Australia, and New Zealand through DFS and its affiliates. The Company also arranges financing for some of its customers in various countries where DFS does not currently operate as a captive enterprise. The key activities of DFS include originating, collecting, and servicing of customer financing arrangements primarily related to the purchase or usage of Dell Technologies products and services. In some cases, DFS also offers financing on the purchase of third-party technology products that complement the Dell Technologies portfolio of products and services. New financing originations were $1.7 billion for both the three months ended May 3, 2019 and May 4, 2018.

The Company’s lease and loan arrangements with customers are aggregated into the following categories:

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

•
Fixed-term leases and loans — The Company enters into financing arrangements with customers who seek lease financing for equipment they might otherwise purchase. Under the new lease standard discussed in Note 1 and Note 2 of the Notes to the Condensed Consolidated Financial Statements, new DFS leases are classified as sales-type leases, direct financing leases, or operating leases. When the terms of the DFS lease transfer control of the underlying asset to the lessee, the contract is typically classified as a sales-type lease. Direct financing leases under the new lease standard are immaterial. All other new DFS leases are classified as operating leases. Leases that commenced prior to the adoption of the new lease standard were not reassessed or restated pursuant to the practical expedients elected and will continue to be accounted for under previous lease accounting guidance. Leases with business customers have fixed terms of generally two to four years.

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Financing Receivables

The following table presents the components of the Company’s financing receivables segregated by portfolio segment as of the dates indicated:

	May 3, 2019			February 1, 2019
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total
	(in millions)
Financing receivables, net:
Customer receivables, gross (a)	$790	$7,100	$7,890	$835	$7,249	$8,084
Allowances for losses	(70)	(73)	(143)	(75)	(61)	(136)
Customer receivables, net	720	7,027	7,747	760	7,188	7,948
Residual interest	—	661	661	—	674	674
Financing receivables, net	$720	$7,688	$8,408	$760	$7,862	$8,622
Short-term	$720	$3,557	$4,277	$760	$3,638	$4,398
Long-term	$—	$4,131	$4,131	$—	$4,224	$4,224

____________________

(a)	Customer receivables, gross includes amounts due from customers under revolving loans, fixed-term loans, fixed-term sales-type or direct financing leases, and accrued interest.

The following table presents the changes in allowance for financing receivable losses for the periods indicated:

	Three Months Ended
	May 3, 2019			May 4, 2018
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total
	(in millions)
Allowance for financing receivable losses:
Balances at beginning of period	$75	$61	$136	$81	$64	$145
Charge-offs, net of recoveries	(20)	(3)	(23)	(20)	(5)	(25)
Provision charged to income statement	15	15	30	16	3	19
Balances at end of period	$70	$73	$143	$77	$62	$139

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Aging

The following table presents the aging of the Company’s customer financing receivables, gross, including accrued interest, segregated by class, as of the dates indicated:

	May 3, 2019				February 1, 2019
	Current	Past Due 1 — 90 Days	Past Due >90 Days	Total	Current	Past Due 1 — 90 Days	Past Due >90 Days	Total
	(in millions)
Revolving — DPA	$553	$43	$19	$615	$583	$53	$21	$657
Revolving — DBC	153	19	3	175	155	19	4	178
Fixed-term — Consumer and Commercial	6,160	832	108	7,100	6,282	878	89	7,249
Total customer receivables, gross	$6,866	$894	$130	$7,890	$7,020	$950	$114	$8,084

Aging is likely to fluctuate year to year as a result of the variability in volume of large transactions entered into over the period, and the administrative processes that accompany those larger transactions. As such, fluctuations in aging do not necessarily indicate a material change in the credit quality of the portfolio.

Credit Quality

The following table presents customer receivables, gross, including accrued interest, by credit quality indicator segregated by class, as of the dates indicated. The categories shown in the table below segregate customer receivables based on the relative degrees of credit risk. The credit quality indicators for DPA revolving accounts are measured primarily as of each quarter-end date, while all other indicators are generally updated on a periodic basis.

	May 3, 2019				February 1, 2019
	Higher	Mid	Lower	Total	Higher	Mid	Lower	Total
	(in millions)
Revolving — DPA	$121	$180	$314	$615	$128	$192	$337	$657
Revolving — DBC	$45	$53	$77	$175	$47	$54	$77	$178
Fixed-term — Consumer and Commercial	$3,916	$1,928	$1,256	$7,100	$3,980	$1,984	$1,285	$7,249

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Leases

Interest income on sales-type lease receivables was $64 million for the three months ended May 3, 2019.

The following table presents the net revenue, cost of net revenue, and gross margin recognized at the commencement date of sales-type leases for the period indicated:

Three Months Ended
May 3, 2019
(in millions)
Net revenue — products	$130
Cost of net revenue — products	81
Gross margin — products	$49

The following table presents the future maturity of the Company’s fixed-term customer leases and associated financing payments, and reconciles the undiscounted cash flows to the customer receivables, gross recognized on the Condensed Consolidated Statements of Financial Position as of May 3, 2019:

Fiscal Years	(in millions)
Fiscal 2020 (remaining nine months)	$2,038
Fiscal 2021	1,890
Fiscal 2022	1,086
Fiscal 2023	390
Fiscal 2024 and beyond	129
Total undiscounted cash flows	5,533
Fixed-term loans	2,045
Revolving loans	790
Less: unearned income	(478)
Total customer receivables, gross	$7,890

Disclosure related to periods prior to adoption of the new lease standard — Future maturities of minimum lease and associated financing payments as of February 1, 2019 were as follows: $2.6 billion in Fiscal 2020; $1.7 billion in Fiscal 2021; $0.9 billion in Fiscal 2022; $0.3 billion in Fiscal 2023; and $0.1 billion in Fiscal 2024 and beyond. Future maturities and associated financing payments referenced herein represent the aggregate payments under the customer lease contract.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Operating Leases

The following table presents the components of the Company’s operating lease portfolio included in Property, plant, and equipment, net as of the date indicated:

May 3, 2019
(in millions)
Equipment under operating lease, gross	$282
Less: accumulated depreciation	8
Equipment under operating lease, net	$274

As of February 1, 2019, the Company’s equipment under operating lease, net was $3 million.

Operating lease income relating to lease payments was $4 million for the three months ended May 3, 2019. Depreciation expense was $3 million for the three months ended May 3, 2019.

The following table presents the future payments to be received by the Company as lessor in operating lease contracts as of May 3, 2019:

Fiscal Years	(in millions)
Fiscal 2020 (remaining nine months)	$90
Fiscal 2021	92
Fiscal 2022	79
Fiscal 2023	22
Fiscal 2024 and beyond	1
Total	$284

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

DFS Debt

The Company maintains programs that facilitate the funding of leases, loans, and other alternative payment structures in the capital markets. The following table presents DFS debt as of the dates indicated. The table excludes the allocated portion of the Company’s other borrowings, which represents the additional amount considered to fund the DFS business.

	May 3, 2019	February 1, 2019
	(in millions)
DFS U.S. debt:
Securitization facilities	$1,692	$1,914
Fixed-term securitization offerings	2,836	2,303
Other	201	223
Total DFS U.S. debt	4,729	4,440
DFS international debt:
Securitization facility	646	584
Other borrowings	766	708
Note payable	202	197
Total DFS international debt	1,614	1,489
Total DFS debt	$6,343	$5,929
Total short-term DFS debt	$3,952	$3,113
Total long-term DFS debt	$2,391	$2,816

DFS U.S. Debt

Securitization Facilities — The Company maintains separate securitization facilities in the United States for fixed-term leases and loans and for revolving loans. This debt is collateralized solely by the U.S. loan and lease payments and associated equipment in the facilities. The debt has a variable interest rate and the duration of the debt is based on the terms of the underlying loan and lease payment streams. As of May 3, 2019, the total debt capacity related to the U.S. securitization facilities was $3.5 billion. The Company enters into interest swap agreements to effectively convert a portion of its securitization debt from a floating rate to a fixed rate. See Note 7 of the Notes to the Condensed Consolidated Financial Statements for additional information about interest rate swaps.

The Company’s U.S. securitization facility for revolving loans is effective through June 1, 2020. The Company’s two U.S. securitization facilities for fixed-term leases and loans are effective through February 10, 2020 and February 22, 2020, respectively.

The securitization facilities contain standard structural features related to the performance of the securitized receivables, which include defined credit losses, delinquencies, average credit scores, and minimum collection requirements. In the event one or more of these criteria are not met and the Company is unable to restructure the facility, no further funding of receivables will be permitted and the timing of the Company’s expected cash flows from over-collateralization will be delayed. As of May 3, 2019, these criteria were met.

Fixed-Term Securitization Offerings — The Company periodically issues asset-backed debt securities under fixed-term securitization programs to private investors. The asset-backed debt securities are collateralized solely by the U.S. fixed-term leases and loans in the offerings, which are held by Special Purpose Entities (“SPEs”), as discussed below. The interest rate on these securities is fixed and ranges from 1.97% to 3.97% per annum, and the duration of these securities is based on the terms of the underlying lease and loan payment streams.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

DFS International Debt

Securitization Facility — The Company maintains a securitization facility in Europe for fixed-term leases and loans. This facility is effective through December 21, 2020 and has a total debt capacity of $894 million as of May 3, 2019.

The securitization facility contains standard structural features related to the performance of the securitized receivables which include defined credit losses, delinquencies, average credit scores, and minimum collection requirements. In the event one or more of these criteria are not met and the Company is unable to restructure the program, no further funding of receivables will be permitted and the timing of the Company’s expected cash flows from over-collateralization will be delayed. As of May 3, 2019, these criteria were met.

Other Borrowings — In connection with the Company’s international financing operations, the Company has entered into revolving structured financing debt programs related to its fixed-term lease and loan products sold in Canada, Europe, Australia, and New Zealand. The Canadian facility, which is collateralized solely by Canadian loan and lease payments and associated equipment, had a total debt capacity of $223 million as of May 3, 2019, and is effective through January 16, 2023. The European facility, which is collateralized solely by European loan and lease payments and associated equipment, had a total debt capacity of $670 million as of May 3, 2019, and is effective through December 14, 2020. The Australia and New Zealand facility, which is collateralized solely by Australia and New Zealand loan and lease payments and associated equipment, had a total debt capacity of $196 million as of May 3, 2019, and is effective through January 29, 2020.

Note Payable — On November 27, 2017, the Company entered into an unsecured credit agreement to fund receivables in Mexico. As of May 3, 2019, the aggregate principal amount of the note payable is $198 million. The note bears interest at either the applicable London Interbank Offered Rate (“LIBOR”) plus 2.25%, for the borrowings denominated in U.S. dollars, or the Mexican Interbank Equilibrium Interest Rate (“TIIE”) plus 2.00%, for the borrowings denominated in Mexican pesos. The note will mature on December 1, 2020. Although the note is unsecured, the Company intends to manage the note in the same manner as its structured financing programs, so that the collections from loan and lease payments and associated equipment in Mexico will be used to pay down principal and interest of the note.

Variable Interest Entities

In connection with the securitization facilities and offerings discussed above, the Company transfers certain U.S. and European loan and lease payments and associated equipment to SPEs that meet the definition of a Variable Interest Entity (“VIE”) and are consolidated, along with the associated debt detailed above, into the Consolidated Financial Statements, as the Company is the primary beneficiary of those VIEs. The SPEs are bankruptcy-remote legal entities with separate assets and liabilities. The purpose of the SPEs is to facilitate the funding of loan and lease payments and associated equipment in the capital markets.

The following table presents financing receivables and equipment under operating leases, net held by the consolidated VIEs as of the dates indicated:

	May 3, 2019	February 1, 2019
	(in millions)
Assets held by consolidated VIEs, net:
Short-term, net	$2,998	$2,940
Long-term, net	2,768	2,508
Assets held by consolidated VIEs, net	$5,766	$5,448

Loan and lease payments and associated equipment transferred via securitization through SPEs were $1.5 billion and $1.3 billion for the three months ended May 3, 2019 and May 4, 2018, respectively.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Some of the SPEs have entered into financing arrangements with multi-seller conduits that, in turn, issue asset-backed debt securities in the capital markets. The DFS debt outstanding, which is collateralized by the loan and lease payments and associated equipment held by the consolidated VIEs, was $5.2 billion and $4.8 billion as of May 3, 2019 and February 1, 2019, respectively. The Company’s risk of loss related to securitized receivables is limited to the amount by which the Company’s right to receive collections for assets securitized exceeds the amount required to pay interest, principal, and fees and expenses related to the asset-backed securities. The Company provides credit enhancement to the securitization in the form of over-collateralization.

Customer Receivable Sales

To manage certain concentrations of customer credit exposure, the Company may sell selected fixed-term customer receivables to unrelated third parties on a periodic basis. The amount of customer receivables sold was $101 million for both the three months ended May 3, 2019 and May 4, 2018.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 5 — LEASES

The Company enters into leasing transactions in which the Company is lessee. These lease contracts are typically classified as operating leases. The Company’s lease contracts are generally for office buildings used to conduct our business, and the determination of whether such contracts contain leases generally does not require significant estimates or judgments. The Company also leases certain global logistic warehouses, employee vehicles, and equipment. As of May 3, 2019, the remaining terms of the Company’s leases range from one year to 27 years.

The Company also enters into leasing transactions in which the Company is lessor, primarily through customer financing arrangements offered through DFS. DFS originates leases that are primarily classified as either sales-type leases or operating leases. See Note 4 of the Notes to the Condensed Consolidated Financial Statements for more information on the DFS lease portfolio and related lease disclosures.

In adopting the new lease standard discussed in Note 1 and Note 2 of the Notes to the Condensed Consolidated Financial Statements, the Company elected to apply a transition method that does not require the retrospective application to periods prior to adoption. Financial information associated with the Company’s leases in which the Company is lessee contained in this footnote are presented as of and for the three months ended May 3, 2019.

The following table presents components of lease costs included in the Condensed Consolidated Statements of Income for the period presented:

Three Months Ended
May 3, 2019
(in millions)
Operating lease costs	$117
Variable costs	38
Total lease costs	$155

During the three months ended May 3, 2019, sublease income, finance lease costs, and short-term lease costs were immaterial.

The following table presents supplemental information related to operating leases included in the Condensed Consolidated Statements of Financial Position as of the date presented:

	Classification	May 3, 2019
		(in millions, except for term and discount rate)
Operating lease ROU assets	Other non-current assets	$1,527

Current operating lease liabilities	Accrued and other current liabilities	$416
Non-current operating lease liabilities	Other non-current liabilities	1,138
Total operating lease liabilities		$1,554

Weighted-average remaining lease term (in years)		9.2
Weighted-average discount rate		4.1%

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents supplemental cash flow information related to leases for the period presented:

Three Months Ended
May 3, 2019
(in millions)
Cash paid for amounts included in the measurement of lease liabilities - operating cash outflows from operating leases	$122

ROU assets obtained in exchange for new operating lease liabilities	$42

The following table presents the future maturity of the Company’s operating lease liabilities under non-cancelable leases and reconciles the undiscounted cash flows for these leases to the lease liability recognized on the Condensed Consolidated Statements of Financial Position as of May 3, 2019:

Fiscal Years	(in millions)
Fiscal 2020 (remaining nine months)	$305
Fiscal 2021	365
Fiscal 2022	271
Fiscal 2023	195
Fiscal 2024	125
Thereafter	656
Total lease payments	$1,917
Less: Imputed interest	(363)
Total	$1,554
Current operating lease liabilities	$416
Non-current operating lease liabilities	$1,138

The amount of future lease commitments after Fiscal 2024 is primarily for the ground lease on VMware, Inc.’s Palo Alto, California headquarter facilities, which expires in Fiscal 2047.

As of May 3, 2019, the Company has additional operating leases that have not yet commenced of $237 million. These operating leases will commence during Fiscal 2020 and Fiscal 2021 with lease terms of one year to 10 years.

Disclosure related to periods prior to adoption of the new lease standard

As of February 1, 2019, the Company had the following future minimum lease payments under non-cancelable leases prior to the adoption of the new lease standard:

Fiscal Years	(in millions)
Fiscal 2020	$371
Fiscal 2021	314
Fiscal 2022	240
Fiscal 2023	175
Fiscal 2024	113
Thereafter	643
Total	$1,856

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 6 — DEBT

The following table presents the Company’s outstanding debt as of the dates indicated:

	May 3, 2019	February 1, 2019
	(in millions)
Secured Debt
Senior Secured Credit Facilities:
4.49% Term Loan B Facility due September 2023	$4,925	$4,938
4.24% Term Loan A-2 Facility due September 2021	727	4,116
4.24% Term Loan A-4 Facility due December 2023	1,629	1,650
4.25% Term Loan A-5 Facility due December 2019	—	2,016
4.23% Term Loan A-6 Facility due March 2024	3,634	—
First Lien Notes:
3.48% due June 2019	—	3,750
4.42% due June 2021	4,500	4,500
5.45% due June 2023	3,750	3,750
4.00% due July 2024	1,000	—
6.02% due June 2026	4,500	4,500
4.90% due October 2026	1,750	—
5.30% due October 2029	1,750	—
8.10% due July 2036	1,500	1,500
8.35% due July 2046	2,000	2,000
Unsecured Debt
Unsecured Notes and Debentures:
5.875% due June 2019	600	600
4.625% due April 2021	400	400
7.10% due April 2028	300	300
6.50% due April 2038	388	388
5.40% due September 2040	264	264
Senior Notes:
5.875% due June 2021	1,625	1,625
7.125% due June 2024	1,625	1,625
EMC Notes:
2.650% due June 2020	2,000	2,000
3.375% due June 2023	1,000	1,000
VMware Notes:
2.30% due August 2020	1,250	1,250
2.95% due August 2022	1,500	1,500
3.90% due August 2027	1,250	1,250
DFS Debt (Note 4)	6,343	5,929
Other
4.83% Margin Loan Facility due April 2022	4,000	3,350
Other	27	38
Total debt, principal amount	$54,237	$54,239

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	May 3, 2019	February 1, 2019
	(in millions)
Total debt, principal amount	$54,237	$54,239
Unamortized discount, net of unamortized premium	(268)	(271)
Debt issuance costs	(445)	(447)
Total debt, carrying value	$53,524	$53,521
Total short-term debt, carrying value	$4,884	$4,320
Total long-term debt, carrying value	$48,640	$49,201

On March 7, 2019, the Company amended the Margin Loan Agreement to increase the aggregate principal amount of borrowings under the Margin Loan Facility by $650 million.

On March 13, 2019, the Company entered into an amendment to the credit agreement for the Senior Secured Credit Facilities to obtain a new senior secured Term Loan A-6 Facility in order to refinance the $5 billion aggregate principal amount of debt incurred in connection with the Class V transaction described in Note 14 of the Notes to the Condensed Consolidated Financial Statements. The Term Loan A-6 Facility aggregate principal amount of $3,634 million matures on March 13, 2024, of which $2,839 million aggregate principal amount represents the amounts outstanding under the Term Loan A-2 Facility that rolled-over into the new facility. Immediately after the rollover, an aggregate principal amount of $1,277 million remained outstanding under the Term Loan A-2 Facility. The Term Loan A-6 Facility amortizes quarterly and bears interest at the London Interbank Offered Rate (“LIBOR”) plus an applicable margin ranging from 1.25% to 2.00% or a base rate plus an applicable margin of 0.25% to 1.00%.

On March 20, 2019, Dell International L.L.C. and EMC Corporation, both which are wholly-owned subsidiaries of Dell Technologies Inc., completed a private offering of multiple series of First Lien Notes in an aggregate principal amount of $4.5 billion. The principal amount, interest rate, and maturity of each series of such First Lien Notes were as follows:

•	$1,000 million 4.00% First Lien Notes due July 15, 2024

•	$1,750 million 4.90% First Lien Notes due October 1, 2026

•	$1,750 million 5.30% First Lien Notes due October 1, 2029

A majority of the proceeds from the First Lien Notes issued on March 20, 2019 was used to repay all of the outstanding $3,750 million First Lien Notes due June 2019. In addition, proceeds of approximately $800 million of borrowings under the new Term Loan A-6 Facility, the proceeds of the $650 million increase in the Margin Loan Facility, and a portion of the proceeds from the 2019 First Lien Notes were used to repay all of the Company’s outstanding amounts under the Term Loan A-5 Facility due December 2019. The remaining proceeds available from the 2019 First Lien Notes were used to repay outstanding amounts under the Term Loan A-2 Facility and to pay related premiums, accrued interest, fees, and expenses.

The refinancing and amendments were evaluated in accordance with FASB ASC 470, “Debt-Modifications and Extinguishments.” The amendment to the Margin Loan Agreement and the term debt refinancing were accounted for as modifications for all existing lenders and as new issuances for new lenders. The First Lien Notes issued on March 20, 2019, were accounted for as new issuances for all lenders, and repayment of the Company’s outstanding amounts under the Term Loan A-5 Facility was accounted for as an extinguishment. During the three months ended May 3, 2019, the Company capitalized $74.5 million in new fees paid to creditors as a result of the modifications and new issuances. In addition, the Company recognized expenses of $32.3 million in unamortized costs and $7.1 million in new third-party costs during the three months ended May 3, 2019.

During the three months ended May 3, 2019, the Company also repaid $400 million of its Term Loan A-2 Facility and approximately $33 million of principal amortization under its term loan facilities.

The Company issued an additional $0.4 billion, net, in DFS debt to support the expansion of its financing receivables portfolio during the three months ended May 3, 2019.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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

As of May 3, 2019, available borrowings under the Revolving Credit Facility totaled $4.5 billion. The Senior Secured Credit Facilities provide that the borrowers have the right at any time, subject to customary conditions, to request incremental term loans or incremental revolving commitments.

Borrowings under the Senior Secured Credit Facilities bear interest at a rate per annum equal to an applicable margin, plus, at the borrowers’ option, either (a) a base rate, which, under the Term Loan B Facility, is subject to an interest rate floor of 1.75% per annum, and under all other borrowings is subject to an interest rate floor of 0% per annum, or (b) LIBOR, which, under the Term Loan B Facility, is subject to an interest rate floor of 0.75% per annum, and under all other borrowings is subject to an interest rate floor of 0% per annum. Interest is payable, in the case of loans bearing interest based on LIBOR, at the end of each interest period (but at least every three months), in arrears and, in the case of loans bearing interest based on the base rate, quarterly in arrears.

The Term Loan B Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount. The Term Loan A-2 Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 5% of the original principal amount in the first year after the closing date of the refinancing transaction on October 20, 2017, 10% of the original principal amount in each of the second and third years after October 20, 2017, and 75% of the original principal amount in the fourth year after October 20, 2017. The Term Loan A-4 Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 5% of the original principal amount in each of the first four years after the facility closing date of December 20, 2018, and 80% of the original principal amount in the fifth year after December 20, 2018. The Revolving Credit Facility has no amortization.

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

First Lien Notes — The senior secured notes (collectively, the “First Lien Notes”) were issued on June 1, 2016 and March 20, 2019 in an aggregate principal amount of $20.0 billion and $4.5 billion, respectively. As stated above, the Company used a portion of the $4.5 billion proceeds to repay all of the outstanding $3,750 million First Lien Notes due June 2019. Interest on these borrowings is payable semiannually. The First Lien Notes are secured, on a pari passu basis with the Senior Secured Credit Facilities, on a first-priority basis by substantially all of the tangible and intangible assets of the issuers and guarantors that secure obligations under the Senior Secured Credit Facilities, including pledges of all capital stock of the issuers, Dell, and certain wholly-owned material subsidiaries of the issuers and the guarantors, subject to certain exceptions.

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

China Revolving Credit Facility — During the three months ended May 3, 2019, the Company renewed its credit agreement (the “China Revolving Credit Facility”) with a bank lender for a secured revolving loan facility in an aggregate principal amount not to exceed $500 million at an interest rate of LIBOR plus 0.6% per annum. The facility will expire on February 26, 2020. As of May 3, 2019, there were no outstanding borrowings under the China Revolving Credit Facility.

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

VMware Notes — On August 21, 2017, VMware, Inc. completed a public offering of unsecured senior notes in the aggregate amount of $4.0 billion, consisting of outstanding principal due on the following dates: $1.25 billion due August 21, 2020, $1.5 billion due August 21, 2022, and $1.25 billion due August 21, 2027 (collectively, the “VMware Notes”). The VMware Notes bear interest, payable semiannually, at annual rates of 2.30%, 2.95%, and 3.90%, respectively. None of the net proceeds of such borrowings will be made available to support the operations or satisfy any corporate purposes of Dell Technologies, other than the operations and corporate purposes of VMware, Inc. and VMware, Inc.’s subsidiaries.

VMware Revolving Credit Facility — On September 12, 2017, VMware, Inc. entered into an unsecured credit agreement, establishing a revolving credit facility (the “VMware Revolving Credit Facility”) with a syndicate of lenders that provides the company with a borrowing capacity of up to $1.0 billion which may be used for VMware, Inc. general corporate purposes. Commitments under the VMware Revolving Credit Facility are available for a period of five years, which may be extended, subject to the satisfaction of certain conditions, by up to two one year periods. The credit agreement contains certain representations, warranties, and covenants. Commitment fees, interest rates, and other terms of borrowing under the VMware Revolving Credit Facility may vary based on VMware, Inc.’s external credit ratings. None of the net proceeds of such borrowings will be made available to support the operations or satisfy any corporate purposes of Dell Technologies, other than the operations and corporate purposes of VMware, Inc. and VMware, Inc.’s subsidiaries. As of May 3, 2019, there were no outstanding borrowings under the VMware Revolving Credit Facility.

DFS Debt

See Note 4 and Note 7 of the Notes to the Condensed Consolidated Financial Statements, respectively, for discussion of DFS debt and the interest rate swap agreements that hedge a portion of that debt.

Other

Margin Loan Facility — On April 12, 2017, the Company entered into the Margin Loan Facility in an aggregate principal amount of $2.0 billion. In connection with the Class V transaction, on December 20, 2018, the Company amended the Margin Loan Facility to increase the aggregate principal amount to $3.35 billion. In connection with obtaining the Term Loan A-6 Facility, the Company increased the aggregate principal amount of the facility to $4.0 billion. VMW Holdco LLC, a wholly-owned subsidiary of EMC, is the borrower under the Margin Loan Facility, which is secured by 60 million shares of Class B common stock of VMware, Inc. and 20 million shares of Class A common stock of VMware, Inc. Loans under the Margin Loan Facility bear interest at a rate per annum payable, at the borrower’s option, either at (a) a base rate plus 1.25% per annum or (b) a LIBOR-based rate plus 2.25% per annum. Interest under the Margin Loan Facility is payable quarterly.

The Margin Loan Facility will mature in April 2022. The borrower may voluntarily repay outstanding loans under the Margin Loan Facility at any time without premium or penalty, other than customary “breakage” costs, subject to certain minimum threshold amounts for prepayment.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Pivotal Revolving Credit Facility — On September 7, 2017, Pivotal entered into a credit agreement (the “Pivotal Revolving Credit Facility”) that provides for a senior secured revolving loan facility in an aggregate principal amount not to exceed $100 million. The credit facility contains customary representations, warranties, and covenants, including financial covenants. The credit agreement will expire on September 8, 2020, unless it is terminated earlier. None of the net proceeds of borrowings under the facility will be made available to support the operations or satisfy any corporate purposes of Dell Technologies, other than the operations and corporate purposes of Pivotal and Pivotal’s subsidiaries. As of May 3, 2019, there were no outstanding borrowings under the Pivotal Revolving Credit Facility.

Aggregate Future Maturities

The following table presents the aggregate future maturities of the Company’s debt as of May 3, 2019 for the periods indicated:

	Maturities by Fiscal Year
	2020 (remaining nine months)	2021	2022	2023	2024	Thereafter	Total
	(in millions)
Senior Secured Credit Facilities and First Lien Notes	$248	$236	$5,542	$393	$12,033	$13,213	$31,665
Unsecured Notes and Debentures	600	—	400	—	—	952	1,952
Senior Notes and EMC Notes	—	2,000	1,625	—	1,000	1,625	6,250
VMware Notes	—	1,250	—	1,500	—	1,250	4,000
DFS Debt	3,124	2,402	594	187	36	—	6,343
Margin Loan Facility	—	—	—	4,000	—	—	4,000
Other	16	11	—	—	—	—	27
Total maturities, principal amount	3,988	5,899	8,161	6,080	13,069	17,040	54,237
Associated carrying value adjustments	—	(6)	(93)	(30)	(153)	(431)	(713)
Total maturities, carrying value amount	$3,988	$5,893	$8,068	$6,050	$12,916	$16,609	$53,524

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

As of May 3, 2019, the Company had certain consolidated subsidiaries that were designated as unrestricted subsidiaries for all purposes of the applicable credit agreements and the indentures governing the First Lien Notes and the Senior Notes. Substantially all of the net assets of the Company’s consolidated subsidiaries were restricted, with the exception of the Company’s unrestricted subsidiaries, primarily VMware Inc., Secureworks, Pivotal, and their respective subsidiaries, as of May 3, 2019.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Term Loan A-2 Facility, the Term Loan A-4 Facility, the Term Loan A-6 Facility, and the Revolving Credit Facility are subject to a first lien leverage ratio covenant that is tested at the end of each fiscal quarter of Dell with respect to Dell’s preceding four fiscal quarters. The Company was in compliance with all financial covenants as of May 3, 2019.

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

During the three months ended May 3, 2019 and May 4, 2018, the Company did not discontinue any cash flow hedges related to foreign exchange contracts that had a material impact on the Company’s results of operations due to the probability that the forecasted cash flows would not occur.

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Derivative Instruments

Notional Amounts of Outstanding Derivative Instruments

	May 3, 2019	February 1, 2019
	(in millions)
Foreign exchange contracts:
Designated as cash flow hedging instruments	$7,915	$7,573
Non-designated as hedging instruments	5,894	6,129
Total	$13,809	$13,702
Interest rate contracts:
Non-designated as hedging instruments	$2,582	$2,674

Effect of Derivative Instruments Designated as Hedging Instruments on the Condensed Consolidated Statements of Financial Position and the Condensed Consolidated Statements of Income (Loss)

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in Accumulated OCI, Net of Tax, on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income
	(in millions)		(in millions)
For the three months ended May 3, 2019
		Total net revenue	$58
Foreign exchange contracts	$152	Total cost of net revenue	—
Interest rate contracts	—	Interest and other, net	—
Total	$152		$58

For the three months ended May 4, 2018
		Total net revenue	$(31)
Foreign exchange contracts	$121	Total cost of net revenue	—
Interest rate contracts	—	Interest and other, net	—
Total	$121		$(31)

Effect of Derivative Instruments Not Designated as Hedging Instruments on the Condensed Consolidated Statements of Income (Loss)

	Three Months Ended
	May 3, 2019	May 4, 2018	Location of Gain (Loss) Recognized
	(in millions)
Foreign exchange contracts	$(66)	$(43)	Interest and other, net
Interest rate contracts	(7)	2	Interest and other, net
Total	$(73)	$(41)

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Fair Value of Derivative Instruments in the Condensed Consolidated Statements of Financial Position

The Company presents its foreign exchange derivative instruments on a net basis in the Condensed Consolidated Statements of Financial Position due to the right of offset by its counterparties under master netting arrangements. The following tables present the fair value of those derivative instruments presented on a gross basis as of the dates indicated:

	May 3, 2019
	Other Current Assets	Other Non- Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value
		(in millions)
Derivatives designated as hedging instruments:
Foreign exchange contracts in an asset position	$167	$—	$2	$—	$169
Foreign exchange contracts in a liability position	(3)	—	(1)	—	(4)
Net asset (liability)	164	—	1	—	165
Derivatives not designated as hedging instruments:
Foreign exchange contracts in an asset position	192	—	14	—	206
Foreign exchange contracts in a liability position	(190)	—	(26)	(3)	(219)
Interest rate contracts in an asset position	—	2	—	—	2
Interest rate contracts in a liability position	—	—	—	(14)	(14)
Net asset (liability)	2	2	(12)	(17)	(25)
Total derivatives at fair value	$166	$2	$(11)	$(17)	$140

	February 1, 2019
	Other Current Assets	Other Non- Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value
		(in millions)
Derivatives designated as hedging instruments:
Foreign exchange contracts in an asset position	$45	$—	$29	$—	$74
Foreign exchange contracts in a liability position	(19)	—	(20)	—	(39)
Net asset (liability)	26	—	9	—	35
Derivatives not designated as hedging instruments:
Foreign exchange contracts in an asset position	178	—	57	—	235
Foreign exchange contracts in a liability position	(110)	—	(115)	(2)	(227)
Interest rate contracts in an asset position	—	3	—	—	3
Interest rate contracts in a liability position	—	—	—	(9)	(9)
Net asset (liability)	68	3	(58)	(11)	2
Total derivatives at fair value	$94	$3	$(49)	$(11)	$37

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following tables present the gross amounts of the Company’s derivative instruments, amounts offset due to master netting agreements with the Company’s counterparties, and the net amounts recognized in the Condensed Consolidated Statements of Financial Position as of the dates indicated:

	May 3, 2019
	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ (Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Received or Pledged
	(in millions)
Derivative instruments:
Financial assets	$377	$(209)	$168	$—	$—	$168
Financial liabilities	(237)	209	(28)	—	6	(22)
Total derivative instruments	$140	$—	$140	$—	$6	$146

	February 1, 2019
	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ (Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Received or Pledged
	(in millions)
Derivative instruments:
Financial assets	$312	$(215)	$97	$—	$—	$97
Financial liabilities	(275)	215	(60)	—	4	(56)
Total derivative instruments	$37	$—	$37	$—	$4	$41

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 8 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table presents goodwill allocated to the Company’s business segments and changes in the carrying amount of goodwill as of the dates indicated:

	Infrastructure Solutions Group	Client Solutions Group	VMware	Other Businesses (a)	Total
	(in millions)
Balance as of February 1, 2019	$15,199	$4,237	$16,419	$4,234	$40,089
Goodwill acquired (b)	—	—	33	—	33
Impact of foreign currency translation	(89)	—	—	(18)	(107)
Balance as of May 3, 2019	$15,110	$4,237	$16,452	$4,216	$40,015
____________________
(a) Other Businesses consists of offerings by Pivotal, Secureworks, RSA Security LLC (“RSA Security”), Virtustream Group Holdings, Inc. (“Virtustream”), and Boomi, Inc. (“Boomi”).
(b) VMware, Inc. completed the acquisition of AetherPal Inc. for a total purchase price of $45 million.

Goodwill and indefinite-lived intangible assets are tested for impairment annually during the third fiscal quarter and whenever events or circumstances may indicate that an impairment has occurred. Based on the results of the annual impairment test performed for the fiscal year ended February 1, 2019, which was a quantitative test for all goodwill reporting units, the fair values of each of the reporting units, except for the Virtustream reporting unit, exceeded their carrying values. Virtustream’s results, which are reported within the Company’s Other Businesses, do not meet the requirements for a reportable segment and are not material to the Company’s overall results. See Note 18 of the Notes to the Condensed Consolidated Financial Statements for additional segment information.

Virtustream delivers an application management cloud platform for enterprise mission-critical workloads in the Infrastructure-as-a-Service market, and had approximately $0.4 billion in goodwill that was derived from the EMC merger transaction during the fiscal year ended February 3, 2017.  Virtustream forecasts were revised downward due to a resetting of the longer-term business model that is focused on a streamlined product portfolio.

Based on the results of the annual impairment test performed for the fiscal year ended February 1, 2019, it was determined that the carrying value of the Virtustream reporting unit exceeded its fair value, and, as such, a goodwill impairment charge of approximately $190 million was recognized during the three months ended November 2, 2018. This expense was classified in selling, general, and administrative in the Consolidated Statements of Income (Loss). The impairment was reflected as a reduction in goodwill of approximately $190 million in the Consolidated Statements of Financial Position as of February 1, 2019. The remaining Virtustream goodwill was approximately $200 million, inclusive of the impact of foreign currency translation, as of both May 3, 2019 and February 1, 2019. Management continues to monitor the Virtustream goodwill reporting unit and consider potential impacts to the impairment assessment.

As a result of the annual impairment test, it was determined that the excess of fair value over carrying amount was less than 20% for the RSA Security reporting unit, which had an excess of fair value over carrying amount of 11% as of November 2, 2018. Management continues to monitor the RSA Security goodwill reporting unit and consider potential impacts to the impairment assessment.

Additionally, as a result of the Class V transaction described in Note 14 of the Notes to the Condensed Consolidated Financial Statements, the Company performed an interim impairment analysis during the three months ended February 1, 2019 given the availability of market data for the fair value of the Class C Common Stock. Other than those disclosed during the Company’s annual goodwill impairment test during the three months ended November 2, 2018, there were no impairment indicators resulting from the interim impairment analysis. No events or circumstances transpired subsequent to this interim impairment analysis test that would indicate a potential impairment of goodwill as of May 3, 2019.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Management exercised significant judgment related to the above assessments, including the identification of goodwill reporting units, assignment of assets and liabilities to goodwill reporting units, assignment of goodwill to reporting units, and determination of the fair value of each goodwill reporting unit. The fair value of each goodwill reporting unit is generally estimated using a combination of public company multiples and discounted cash flow methodologies, unless the reporting unit relates to a publicly traded entity (VMware, Inc., Pivotal, or Secureworks), in which case the fair value is determined based primarily on the public company market valuation. The discounted cash flow and public company multiples methodologies require significant judgment, including estimation of future cash flows, which is dependent on internal forecasts, current and anticipated economic conditions and trends, selection of market multiples through assessment of the reporting unit’s performance relative to peer competitors, the estimation of the long-term growth rate of the Company’s business, and the determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the fair value of the goodwill reporting unit, potentially resulting in a non-cash impairment charge.

Intangible Assets

The following table presents the Company’s intangible assets as of the dates indicated:

	May 3, 2019			February 1, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in millions)
Customer relationships	$22,755	$(12,350)	$10,405	$22,750	$(11,703)	$11,047
Developed technology	15,707	(9,549)	6,158	15,701	(9,036)	6,665
Trade names	1,291	(661)	630	1,291	(606)	685
Leasehold assets (liabilities)	—	—	—	128	(10)	118
Definite-lived intangible assets	39,753	(22,560)	17,193	39,870	(21,355)	18,515
Indefinite-lived trade names	3,755	—	3,755	3,755	—	3,755
Total intangible assets	$43,508	$(22,560)	$20,948	$43,625	$(21,355)	$22,270

Amortization expense related to definite-lived intangible assets was approximately $1.2 billion and $1.5 billion for the three months ended May 3, 2019 and May 4, 2018, respectively. There were no material impairment charges related to intangible assets during the three months ended May 3, 2019 and May 4, 2018. Due to the adoption of the new lease standard discussed in Note 1 and Note 2 of the Notes to the Condensed Consolidated Financial Statements, the Company derecognized all intangible leasehold assets and adjusted the carrying amount of the ROU assets by a corresponding amount as of February 2, 2019.

Based on the results of the annual impairment test performed for the fiscal year ended February 1, 2019, the Virtustream definite-lived intangible assets were tested for impairment using a quantitative analysis, and due to the Virtustream business changes discussed above, no impairment was identified.

The following table presents the estimated future annual pre-tax amortization expense of definite-lived intangible assets:

Fiscal Years	(in millions)
2020 (remaining nine months)	$3,172
2021	3,360
2022	2,649
2023	1,762
2024	1,399
Thereafter	4,851
Total	$17,193

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

The following table presents the changes in the Company’s deferred revenue for the periods indicated:

	Three Months Ended
	May 3, 2019	May 4, 2018
	(in millions)
Deferred revenue:
Deferred revenue at beginning of period	$24,010	$20,816
Revenue deferrals for new contracts and changes in estimates for pre-existing contracts (a) (b)	4,900	4,325
Revenue recognized	(4,732)	(4,182)
Deferred revenue at end of period	$24,178	$20,959
Short-term deferred revenue	$13,043	$11,495
Long-term deferred revenue	$11,135	$9,464
____________________

(a)	Includes the impact of foreign currency exchange rate fluctuations.

(b)
The Company conformed the presentation of certain deferred revenue rollforward activity for the three months ended May 4, 2018 to align current year presentation. The beginning and ending deferred revenue liability balances remain unchanged.

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

The value of the transaction price allocated to remaining performance obligations as of May 3, 2019 was approximately $31 billion. The Company expects to recognize approximately 62% of remaining performance obligations as revenue in the next twelve months, and the remainder thereafter.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 10 — COMMITMENTS AND CONTINGENCIES

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

The following is a discussion of the Company’s significant legal matters and other proceedings:

Securities Litigation — On May 21, 2014, a securities class action seeking compensatory damages was filed in the United States District Court for the Southern District of New York, captioned City of Pontiac General Employees’ Retirement System v. Dell Inc., et. al. (Case No. 1:14-cv-03644).  The action names as defendants Dell Inc. and certain current and former executive officers, and alleges that Dell made false and misleading statements about Dell’s financial results and future prospects between February 21, 2012 and May 22, 2012, which resulted in artificially inflated stock prices. The case was transferred to the United States District Court for the Western District of Texas under the same caption (Case No. 1:15-cv-00374), where the defendants filed a motion to dismiss. On September 16, 2016, the Court denied the motion to dismiss. On March 29, 2018, the Court granted the plaintiffs’ motion for class certification, and certified a class consisting of all purchasers of Dell common stock between February 22, 2012 and May 22, 2012. Fact and expert discovery is now closed. Dell filed a motion for summary judgment on February 18, 2019, which is now fully-briefed and pending before the Court. If the matter is not dismissed, a trial is currently set for October 2019.

Class Actions Related to the Class V Transaction — Four purported stockholders brought putative class action complaints arising out of the Class V transaction described in Note 14 of the Notes to the Consolidated Financial Statements. The actions were captioned Hallandale Beach Police and Fire Retirement Plan v. Michael Dell et al. (Civil Action No. 2018-0816-JTL), Howard Karp v. Michael Dell et al. (Civil Action No. 2019-0032-JTL), Miramar Police Officers’ Retirement Plan v. Michael Dell et al. (Civil Action No. 2019-0049-JTL), and Steamfitters Local 449 Pension Plan v. Michael Dell et al. (Civil Action No. 2019-0115-JTL).  The four actions were consolidated into In Re Dell Class V Litigation (Consol. C.A. No. 2018-0816-JTL), which names as defendants the Company’s board of directors and certain stockholders of the Company, including Michael S. Dell and entities through which Mr. Dell allegedly holds a portion of his and/or his family’s stock.  The plaintiffs generally allege that the defendants breached their fiduciary duties to the former holders of Class V Common Stock in connection with the Class V transaction by allegedly causing the Company to enter into a transaction that favored the interests of the controlling stockholders at the expense of such former stockholders.  The Defendants intend to file a motion to dismiss the action.

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

Other Litigation — The various legal proceedings in which Dell is involved include commercial and intellectual property litigation. Dell does not currently anticipate that any of these matters will have a material adverse effect on its business, financial condition, results of operations, or cash flows.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

As of May 3, 2019, the Company does not believe there is a reasonable possibility that a material loss exceeding the amounts already accrued for these or other proceedings or matters has been incurred. However, since the ultimate resolution of any such proceedings and matters is inherently unpredictable, the Company’s business, financial condition, results of operations, or cash flows could be materially affected in any particular period by unfavorable outcomes in one or more of these proceedings or matters. Whether the outcome of any claim, suit, assessment, investigation, or legal proceeding, individually or collectively, could have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows will depend on a number of variables, including the nature, timing, and amount of any associated expenses, amounts paid in settlement, damages, or other remedies or consequences.

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 11 — INCOME AND OTHER TAXES

For the three months ended May 3, 2019 and May 4, 2018, the Company’s effective income tax rates were 330.1% and 13.6%, respectively, on pre-tax losses of $143 million and $623 million, respectively. The change in the Company’s effective tax rate is primarily driven by discrete tax benefits and a change in the Company’s jurisdictional mix of income. The Company’s effective tax rate for the three months ended May 4, 2018 includes $154 million of discrete tax benefits resulting from the impact of its adoption during the quarter of the new revenue recognition standard. For the three months ended May 3, 2019, the Company’s effective tax rate includes a discrete tax benefit for $405 million resulting from an intra-entity asset transfer that was completed during the quarter. The tax benefit represents the future amortization the Company will be able to realize over a period of no more than 15 years and is recorded as a deferred tax asset in the period of the transaction. On May 31, 2019, the Company’s VMware business unit completed a similar transaction and transferred certain of its intellectual property to its Irish subsidiary.  In the second quarter of Fiscal 2020, the Company will record a discrete tax benefit of approximately $4.5 billion for this transaction that represents the future amortization the Company will be able to realize for this intellectual property. The Company is evaluating the impact that this transaction will have on the Company’s estimated annual effective tax rate.

The Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform”) was signed into law on December 22, 2017.  Among other things, U.S. Tax Reform lowers the U.S. corporate income tax rate to 21% from 35%, establishes a modified territorial system requiring a mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries, requires a minimum tax on certain future earnings generated by foreign subsidiaries while providing for future tax-free repatriation of earnings through a 100% dividends-received deduction, and places limitations on the deductibility of net interest expense. The Company anticipates that the U.S. Department of the Treasury and the Internal Revenue Service (“IRS”) will continue to issue regulatory guidance clarifying certain provisions of U.S. Tax Reform.  When additional guidance is issued, the Company will recognize the related tax impact in the fiscal quarter of such issuance.

The differences between the estimated effective income tax rates and the U.S. federal statutory rate of 21% principally result from the Company’s geographical distribution of income and differences between the book and tax treatment of certain items. In certain jurisdictions, the Company’s tax rate is significantly less than the applicable statutory rate as a result of tax holidays. The majority of the Company’s foreign income that is subject to these tax holidays and lower tax rates is attributable to Singapore, China, and Malaysia. A significant portion of these income tax benefits relates to a tax holiday that will be effective until January 31, 2029.  The Company’s other tax holidays will expire in whole or in part during fiscal years 2022 through 2030. Many of these tax holidays and reduced tax rates may be extended when certain conditions are met or may be terminated early if certain conditions are not met.

The Company’s U.S. federal income tax returns for fiscal years 2007 through 2009 are currently under consideration by the Office of Appeals of the IRS. The IRS issued a Revenue Agent’s Report (“RAR”) related to those years during the fiscal year ended February 3, 2017.  The IRS has proposed adjustments primarily relating to transfer pricing matters with which the Company disagrees and has been contesting through the IRS administrative appeals process. Although this process has been progressing and the timing of any resolution remains uncertain, the Company anticipates reaching a settlement with the IRS before the end of the current fiscal year. In May 2017, the IRS commenced a federal income tax audit for fiscal years 2010 through 2014, for which the Company expects to receive a RAR in early 2020.

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Judgment is required in evaluating the Company’s uncertain tax positions and determining the Company’s provision for income taxes. The unrecognized tax benefits were $3.4 billion as of both May 3, 2019 and February 1, 2019 and are included in accrued and other and other non-current liabilities in the Condensed Consolidated Statements of Financial Position. Although timing of resolution or closure of audits is not certain, the Company believes it is reasonably possible that certain tax matters in various jurisdictions, including those matters discussed above, could be concluded within the next 12 months. The resolution of these audits could reduce the Company’s unrecognized tax benefits by an estimated amount of between $500 million to $800 million. Such a reduction will have a material effect on the Company’s effective tax rate.

The Company takes certain non-income tax positions in the jurisdictions in which it operates and has received certain non-income tax assessments from various jurisdictions. The Company believes that a material loss in these matters is not probable and that it is not reasonably possible that a material loss exceeding amounts already accrued has been incurred.  The Company believes its positions in these non-income tax litigation matters are supportable and that it ultimately will prevail in the matters. In the normal course of business, the Company’s positions and conclusions related to its non-income taxes could be challenged and assessments may be made. To the extent new information is obtained and the Company’s views on its positions, probable outcomes of assessments, or litigation change, changes in estimates to the Company’s accrued liabilities would be recorded in the period in which such a determination is made. In the resolution process for income tax and non-income tax audits, the Company is required in certain situations to provide collateral guarantees or indemnification to regulators and tax authorities until the matter is resolved.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 12 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) is presented in stockholders’ equity (deficit) in the Condensed Consolidated Statements of Financial Position and consists of amounts related to foreign currency translation adjustments, unrealized net gains (losses) on investments, unrealized net gains (losses) on cash flow hedges, and actuarial net gains (losses) from pension and other postretirement plans.

The following table presents changes in accumulated other comprehensive income (loss), net of tax, by the following components as of the dates indicated:

	Foreign Currency Translation Adjustments	Investments	Cash Flow Hedges	Pension and Other Postretirement Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balances as of February 1, 2019	$(452)	$—	$(29)	$14	$(467)
Other comprehensive income (loss) before reclassifications	(158)	—	152	7	1
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(58)	—	(58)
Total change for the period	(158)	—	94	7	(57)
Less: Change in comprehensive income attributable to non-controlling interests	—	—	1	—	1
Balances as of May 3, 2019	$(610)	$—	$64	$21	$(525)

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

The following table presents reclassifications out of accumulated other comprehensive income (loss), net of tax, to net income (loss) for the periods indicated:

	Three Months Ended
	May 3, 2019			May 4, 2018
	Investments	Cash Flow Hedges	Total	Investments	Cash Flow Hedges	Total
	(in millions)
Total reclassifications, net of tax:
Net revenue	$—	$58	$58	$—	$(31)	$(31)
Cost of net revenue	—	—	—	—	—	—
Interest and other, net	—	—	—	1	—	1
Total reclassifications, net of tax	$—	$58	$58	$1	$(31)	$(30)

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 13 — NON-CONTROLLING INTERESTS

VMware, Inc. — The non-controlling interests’ share of equity in VMware, Inc. is reflected as a component of the non-controlling interests in the accompanying Condensed Consolidated Statements of Financial Position and was $3.7 billion and $3.8 billion as of May 3, 2019 and February 1, 2019, respectively. As of May 3, 2019 and February 1, 2019, the Company held approximately 80.6% and 80.5%, respectively, of the outstanding equity interest in VMware, Inc.

Pivotal — On April 24, 2018, Pivotal completed a registered underwritten IPO of its Class A common stock. In conjunction with the IPO, all of Pivotal’s preferred equity shares were converted into shares of its common stock on a one-to-one basis, such that upon completion of its IPO, Pivotal’s outstanding capital stock consisted solely of common stock. The non-controlling interests’ share of equity in Pivotal is reflected as a component of the non-controlling interest in the accompanying Condensed Consolidated Statements of Financial Position and was $1.0 billion as of May 3, 2019 and February 1, 2019. As of May 3, 2019 and February 1, 2019, the Company held approximately 61.4% and 62.8%, respectively, of the outstanding equity interest in Pivotal.

Secureworks — The non-controlling interests’ share of equity in Secureworks is reflected as a component of the non-controlling interests in the accompanying Condensed Consolidated Statements of Financial Position and was $91 million and $87 million as of May 3, 2019 and February 1, 2019, respectively. As of May 3, 2019 and February 1, 2019, the Company held approximately 86.6% and 87.4%, respectively, of the outstanding equity interest in Secureworks, excluding restricted stock awards (“RSAs”). As of May 3, 2019 and February 1, 2019, the Company held approximately 85.9% and 86.4%, respectively, of the outstanding equity interest in Secureworks, including RSAs.

The following table presents the effect of changes in the Company’s ownership interest in VMware, Inc., Pivotal, and Secureworks on the Company’s equity for the period indicated:

Three Months Ended
May 3, 2019
(in millions)
Net income attributable to Dell Technologies Inc.	$293
Transfers (to)/from the non-controlling interests:
Increase in Dell Technologies Inc. additional paid-in-capital for equity issuances and other equity activity	204
Decrease in Dell Technologies Inc. additional paid-in-capital for equity issuances and other equity activity	(600)
Net transfers from non-controlling interests	(396)
Change from net income attributable to Dell Technologies Inc. and transfers to the non-controlling interests	$(103)

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 14 — CAPITALIZATION

The following table presents the Company’s authorized, issued, and outstanding common stock as of the dates indicated:

	Authorized	Issued	Outstanding
	(in millions)
Common stock as of May 3, 2019
Class A	600	409	409
Class B	200	137	137
Class C	7,900	175	173
Class D	100	—	—
Class V	343	—	—
	9,143	721	719

Common stock as of February 1, 2019
Class A	600	410	410
Class B	200	137	137
Class C	7,900	174	172
Class D	100	—	—
Class V	343	—	—
	9,143	721	719

Under the Company’s certificate of incorporation as amended and restated upon the completion of the Class V transaction described below, the Company is prohibited from issuing any of the authorized shares of Class V Common Stock.

Preferred Stock

The Company is authorized to issue one million shares of preferred stock, par value $0.01 per share. As of May 3, 2019 and February 1, 2019, no shares of preferred stock were issued or outstanding.

Common Stock

Common Stock for Fiscal 2020 and Thereafter

Dell Technologies Common Stock — For fiscal periods beginning with the first quarter of Fiscal 2020, the Class A Common Stock, the Class B Common Stock, the Class C Common Stock, and the Class D Common Stock, formerly collectively referred to as the DHI Group Common Stock, are collectively referred to as Dell Technologies Common Stock. The redesignation of such classes of common stock from DHI Group Common Stock to Dell Technologies Common Stock is intended to align the Company’s reporting with how such classes are referred to by securities analysts, investors, and other users of the financial statements since the completion on December 28, 2018 of the Class V transaction described below. As a result of the cancellation of all outstanding Class V Common Stock upon the closing of that transaction, there is no requirement after the fourth quarter of Fiscal 2019 to allocate net income (loss) between two separate groups of common stock denoted the DHI Group Common Stock and the Class V Common Stock or to report earnings (loss) per share for each such group. Accordingly, net income (loss), earnings (loss) per share and other relevant information will be reported for Dell Technologies Common Stock for all fiscal periods beginning with the first quarter of Fiscal 2020 and, because of lack of comparability with the new reporting, will be reported separately for the DHI Group and the Class V Common Stock, as applicable, for prior fiscal periods. The par value for all classes of Dell Technologies Common Stock is $0.01 per share. The Class A Common Stock, the Class B Common Stock, the Class C Common Stock, and the Class D Common Stock share equally in dividends declared or accumulated and have equal participation rights in undistributed earnings.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Common Stock prior to Fiscal 2020

DHI Group Common Stock and DHI Group — For the fiscal periods prior to the first quarter of Fiscal 2020, the Class A Common Stock, the Class B Common Stock, the Class C Common Stock, and the Class D Common Stock were collectively referred to as the DHI Group Common Stock. All classes of DHI Group Common Stock have a par value of $0.01 per share and the Class A Common Stock, the Class B Common Stock, the Class C Common Stock, and the Class D Common Stock share equally in dividends declared or accumulated and have equal participation rights in undistributed earnings. Prior to the completion on December 28, 2018 of the Class V transaction, the DHI Group referred to the direct and indirect interest of Dell Technologies in all of Dell Technologies’ business, assets, properties, liabilities, and preferred stock other than those attributable to the Class V Group, as well as the DHI Group’s retained interest in the Class V Group. Subsequent to the completion of the Class V transaction, the DHI Group refers to all classes of issued and outstanding DHI Group Common Stock.

Class V Common Stock and Class V Group — The Class V Common Stock was a class of common stock intended to track the performance of a portion of Dell Technologies’ economic interest in the Class V Group. The Class V Group consisted solely of VMware, Inc. common stock held by the Company. As of May 3, 2019, no shares of Class V Common Stock were outstanding.

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

Conversion Rights — Under the Company’s certificate of incorporation, at any time and from time to time, any holder of Class A Common Stock or Class B Common Stock has the right to convert all or any of the shares of Class A Common Stock or Class B Common Stock, as applicable, held by such holder into shares of Class C Common Stock on a one-to-one basis.  During the three months ended May 3, 2019, the Company issued 998,419 shares of Class C Common Stock to nine stockholders upon the stockholders’ conversion of the same number of shares of Class A Common Stock into Class C Common Stock in accordance with the terms of the Company’s certificate of incorporation.

Class V Transaction

On December 28, 2018, the Company completed a transaction (the “Class V transaction”) in which it paid $14.0 billion in cash and issued 149,387,617 shares of its Class C Common Stock to holders of the Class V Common Stock in exchange for all outstanding shares of Class V Common Stock. The non-cash consideration portion of the Class V transaction totaled $6.9 billion. As a result of the Class V transaction, the tracking stock feature of the Company’s capital structure associated with the Class V Common Stock was terminated. The Class C Common Stock is traded on the New York Stock Exchange.

The aggregate cash consideration and the fees and expenses incurred in connection with the Class V transaction were funded with proceeds of $3.67 billion from new term loans under the Company’s senior secured credit facilities, proceeds of a margin loan financing in an aggregate principal amount of $1.35 billion, proceeds of the Company’s pro-rata portion, in the amount of $8.87 billion, of a special $11 billion cash dividend paid by VMware, Inc. in connection with the Class V transaction, and cash on hand at Dell Technologies and its subsidiaries. See Note 6 of the Notes to the Condensed Consolidated Financial Statements for information about the debt incurred by the Company to finance the Class V transaction.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The merger pursuant to which the Class V transaction was effected and the Class V transaction have been accounted for as a hybrid liability and equity transaction involving the repurchase of outstanding common stock, with the consideration consisting of a variable combination of cash and shares. Upon settlement, the accounting for the Class V transaction reflected that the outstanding Class V Common Stock was canceled and exchanged for shares of Class C Common Stock or $120.00 per share in cash or combination of cash and shares, depending on each holder’s election and subject to proration of the cash elections. The variable nature of the cash obligation to repurchase the shares of Class V Common Stock required the Company to settle a portion of the shares in exchange for cash and therefore was accounted for as a financial instrument with an immaterial mark-to-market adjustment for the change in fair value from the date of the stockholder meeting at which the Company’s stockholders voted to approve the Class V transaction to the election deadline by which holders of Class V Common Stock elected the form of consideration for which they exchanged their shares.

Repurchases of Common Stock

VMware, Inc. Class A Common Stock Repurchases by VMware, Inc.

Since the date of the EMC merger transaction, VMware, Inc.’s board of directors has authorized the repurchase of a total of $2.2 billion of VMware, Inc.’s Class A common stock, of which $243 million remained available as of May 3, 2019. VMware, Inc. repurchased 3.3 million shares of its Class A common stock in the open market for approximately $591 million during the three months ended May 3, 2019. During the three months ended May 4, 2018, VMware Inc. did not repurchase any shares of its Class A common stock.

All shares repurchased under VMware, Inc.’s stock repurchase programs are retired.

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

Until the completion on December 28, 2018 of the Class V transaction described in Note 14 of the Notes to the Condensed Consolidated Financial Statements, the Company had two groups of common stock, denoted as the DHI Group Common Stock and the Class V Common Stock.

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

Prior to Fiscal 2020, the DHI Group Common Stock consists of the Class A Common Stock, the Class B Common Stock, the Class C Common Stock, and the Class D Common Stock. The DHI Group referred to the direct and indirect interest of Dell Technologies in all of Dell Technologies’ business, assets, properties, liabilities, and preferred stock other than those attributable to the Class V Group, as well as the DHI Group’s retained interest in the Class V Group.

For fiscal periods beginning with the first quarter of Fiscal 2020, the Class A Common Stock, the Class B Common Stock, the Class C Common Stock, and the Class D Common Stock, formerly collectively referred to as the DHI Group Common Stock, are collectively referred to as Dell Technologies Common Stock. The redesignation of such classes of common stock from DHI Group Common Stock to Dell Technologies Common Stock is intended to align the Company’s reporting with how such classes are referred to by securities analysts, investors, and other users of the financial statements since the completion of the Class V transaction. As a result of the cancellation of all outstanding Class V Common Stock upon the closing of that transaction, there is no requirement after the fourth quarter of Fiscal 2019 to allocate net income (loss) between two separate groups of common stock denoted DHI Group Common Stock and the Class V Common Stock or to report earnings (loss) per share measures for each such group. Accordingly, net income (loss), earnings (loss) per share and other relevant information will be reported for Dell Technologies Common Stock for all fiscal periods beginning with the first quarter of Fiscal 2020 and, because of the lack of comparability with the new reporting, will be reported separately for the DHI Group and the Class V Common Stock, as applicable, for prior fiscal periods.

For purposes of calculating earnings (loss) per share, the Company uses the two-class method. As all classes of Dell Technologies Common Stock and DHI Group Common Stock share the same rights in dividends, basic and diluted earnings (loss) per share are the same for each class of both Dell Technologies Common Stock and DHI Group Common Stock.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents the basic and diluted earnings (loss) per share for the periods indicated:

	Three Months Ended
	May 3, 2019	May 4, 2018
Earnings (loss) per share attributable to Dell Technologies Inc. - basic:
Dell Technologies Common Stock	$0.41
Class V Common Stock		$2.36
DHI Group		$(1.95)

Earnings (loss) per share attributable to Dell Technologies Inc. - diluted:
Dell Technologies Common Stock	$0.38
Class V Common Stock		$2.33
DHI Group		$(1.95)
The following table presents the computation of basic and diluted earnings (loss) per share for the period indicated:

Three Months Ended
May 3, 2019
(in millions)
Numerator: Dell Technologies Common Stock
Net income attributable to Dell Technologies - basic	$293
Incremental dilution from VMware, Inc. attributable to Dell Technologies (a)	(8)
Net income attributable to Dell Technologies - diluted	$285

Denominator: Dell Technologies Common Stock weighted-average shares outstanding
Weighted-average shares outstanding - basic	717
Dilutive effect of options, restricted stock units, restricted stock, and other	34
Weighted-average shares outstanding - diluted	751
Weighted-average shares outstanding - antidilutive	6
____________________

(a)
The incremental dilution from VMware, Inc. represents the impact of VMware, Inc.’s dilutive securities on diluted earnings (loss) per share of Dell Technologies Common Stock, and is calculated by multiplying the difference between VMware, Inc.’s basic and diluted earnings (loss) per share by the number of shares of VMware, Inc. common stock held by the Company.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents the computation of basic and diluted earnings (loss) per share prior to Fiscal 2020:

Three Months Ended
May 4, 2018
(in millions)
Numerator: Class V Common Stock
Net income attributable to Class V Common Stock - basic	$470
Incremental dilution from VMware, Inc. attributable to Class V Common Stock (a)	(7)
Net income attributable to Class V Common Stock - diluted	$463

Numerator: DHI Group
Net loss attributable to DHI Group - basic	$(1,106)
Incremental dilution from VMware, Inc. attributable to DHI Group (a)	(4)
Net loss attributable to DHI Group - diluted	$(1,110)

Denominator: Class V Common Stock weighted-average shares outstanding
Weighted-average shares outstanding - basic	199
Dilutive effect of options, restricted stock units, restricted stock, and other (b)	—
Weighted-average shares outstanding - diluted	199
Weighted-average shares outstanding - antidilutive (b)	—

Denominator: DHI Group weighted-average shares outstanding
Weighted-average shares outstanding - basic	568
Dilutive effect of options, restricted stock units, restricted stock, and other	—
Weighted-average shares outstanding - diluted	568
Weighted-average shares outstanding - antidilutive (c)	34
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

(c)
Stock-based incentive awards have been excluded from the calculation of the DHI Group’s diluted loss per share because their effect would have been antidilutive, as the Company had a net loss as to the DHI Group for the periods presented.

The following table presents a reconciliation to the consolidated net loss attributable to Dell Technologies Inc. prior to Fiscal 2020:

Three Months Ended
May 4, 2018
(in millions)
Net income attributable to Class V Common Stock (a)	$470
Net loss attributable to DHI Group	(1,106)
Net loss attributable to Dell Technologies Inc.	$(636)

____________________

(a)
See Exhibit 99.1 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 4, 2018 for a reconciliation of VMware net income to net income attributable to Class V Common Stock.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 16 — STOCK-BASED COMPENSATION

Restricted Stock — During the three months ended May 3, 2019, the Company granted long-term incentive awards in the form of 9.7 million service-based restricted stock units (“RSUs”) and 1.9 million performance-based RSUs in order to align critical talent retention programs with the interests of holders of the Class C Common Stock.

The service-based RSUs have a fair value based on the closing price of the Class C Common Stock price as reported on the New York Stock Exchange (“NYSE”) on the grant date. Most of such RSUs vest ratably over a three-year period.  Each service-based RSU represents the right to acquire one share of Class C Common Stock upon vesting.

The performance-based RSUs are reflected at target units while the actual number of units that ultimately vest will range from 0% to 200% of target, based on the level of achievement of the performance goals and continued employment with the Company over a performance period ending March 14, 2022.  Approximately 0.9 million of the performance-based RSUs are subject to achievement of market-based performance goals based on relative total shareholder return.  For the non-market performance-based RSUs, the fair values will be based on the closing price of the Class C Common Stock as reported on the NYSE on the accounting grant date. For the three months ended May 3, 2019, approximately one-third of the non-market performance awards have been valued and are considered outstanding for accounting purposes. Market-based performance awards utilized a Monte Carlo valuation model to simulate the probabilities of achievement of relative total shareholder return in order to determine the awards’ fair value.

The following table presents the assumptions utilized in the valuation model for the period indicated:

Three Months Ended
May 3, 2019
Weighted-average grant date fair value	$87.17
Expected term (in years)	3.0
Risk-free rate (U.S. Government Treasury Note)	2.4%
Expected volatility	45%
Expected dividend yield	—%

As of May 3, 2019, there were 19 million shares of Class C Common Stock available for future grants under the Dell Technologies Inc. 2013 Stock Incentive Plan.

As of May 3, 2019, 16 million RSUs were outstanding, of which 5 million RSUs were subject to performance conditions. The awards outstanding have a weighted-average grant date fair value of $49.58 per share and an aggregate intrinsic value of $1,069 million based on the closing price of the Class C Common Stock as reported on the NYSE on May 3, 2019. As of May 3, 2019, there was $550 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to these awards expected to be recognized over a weighted-average period of approximately 2.8 years.

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

The following table presents the amount of redeemable shares classified as temporary equity and summarizes the award type as of the dates presented:

	May 3, 2019	February 1, 2019
	(in millions)
Redeemable shares classified as temporary equity	$1,774	$1,196

Issued and outstanding unrestricted common shares	3	3
Restricted stock units	3	1
Restricted stock awards	1	—
Outstanding stock options	31	31

The increase in the value of redeemable shares during the three months ended May 3, 2019 was primarily attributable to an increase in Class C Common Stock fair value, as well as the reassessment of vesting of performance-based awards.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 18 — SEGMENT INFORMATION

The Company has three reportable segments that are based on the following business units: Infrastructure Solutions Group (“ISG”); Client Solutions Group (“CSG”); and VMware.

ISG enables the digital transformation of the Company’s customers through its trusted multi-cloud and big data solutions, which are built upon a modern data center infrastructure. The ISG comprehensive portfolio of advanced storage solutions includes traditional storage solutions as well as next-generation storage solutions (such as all-flash arrays, scale-out file, object platforms, and software-defined solutions), while the Company’s server portfolio includes high-performance rack, blade, tower, and hyperscale servers. The ISG networking portfolio helps business customers transform and modernize their infrastructure, mobilize and enrich end-user experiences, and accelerate business applications and processes. ISG also offers attached software, peripherals, and services, including support and deployment, configuration, and extended warranty services.

CSG includes sales to commercial and consumer customers of branded hardware (such as desktops, workstations, and notebooks) and branded peripherals (such as displays and projectors), as well as services and third-party software and peripherals. CSG also offers attached software, peripherals, and services, including support and deployment, configuration, and extended warranty services.

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

The reportable segments disclosed herein are based on information reviewed by the Company’s management to evaluate the business segment results. The Company’s measure of segment operating income for management reporting purposes excludes the impact of Other businesses, purchase accounting, amortization of intangible assets, unallocated corporate transactions, severance and facility action costs, stock-based compensation expense, and transaction-related expenses. The Company does not allocate assets to the above reportable segments for internal reporting purposes.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents a reconciliation of net revenue by the Company’s reportable segments to the Company’s consolidated net revenue as well as a reconciliation of consolidated segment operating income to the Company’s consolidated operating income (loss) for the periods indicated:

	Three Months Ended
	May 3, 2019	May 4, 2018
	(in millions)
Consolidated net revenue:
Infrastructure Solutions Group	$8,202	$8,667
Client Solutions Group	10,910	10,271
VMware	2,282	2,028
Reportable segment net revenue	21,394	20,966
Other businesses (a)	596	579
Unallocated transactions (b)	—	(2)
Impact of purchase accounting (c)	(82)	(187)
Total consolidated net revenue	$21,908	$21,356

Consolidated operating income (loss):
Infrastructure Solutions Group	$843	$939
Client Solutions Group	793	533
VMware	614	613
Reportable segment operating income	2,250	2,085
Other businesses (a)	(53)	(50)
Unallocated transactions (b)	(1)	(9)
Impact of purchase accounting (c)	(101)	(222)
Amortization of intangibles	(1,217)	(1,522)
Transaction-related expenses (d)	(42)	(166)
Stock-based compensation expense (e)	(263)	(199)
Other corporate expenses (f)	(23)	(70)
Total consolidated operating income (loss)	$550	$(153)
____________________

(a)
Pivotal, Secureworks, RSA Security, Virtustream, and Boomi constitute “Other businesses” and do not meet the requirements for a reportable segment, either individually or collectively. The results of Other businesses are not material to the Company’s overall results.

(b)	Unallocated transactions includes long-term incentives, certain short-term incentive compensation expenses, and other corporate items that are not allocated to Dell Technologies’ reportable segments.

(c)	Impact of purchase accounting includes non-cash purchase accounting adjustments that are primarily related to the EMC merger transaction.

(d)	Transaction-related expenses includes acquisition, integration, and divestiture related costs, as well as the costs incurred in the Class V transaction.

(e)	Stock-based compensation expense consists of equity awards granted based on the estimated fair value of those awards at grant date.

(f)	Other corporate expenses includes severance and facility action costs.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents the disaggregation of net revenue by reportable segment, and by major product categories within the segments for the periods indicated:

	Three Months Ended
	May 3, 2019	May 4, 2018
	(in millions)
Net revenue:
Infrastructure Solutions Group:
Servers and networking	$4,180	$4,585
Storage	4,022	4,082
Total ISG net revenue	8,202	8,667
Client Solutions Group:
Commercial	8,307	7,363
Consumer	2,603	2,908
Total CSG net revenue	10,910	10,271
VMware:
Total VMware net revenue	2,282	2,028
Reportable segment net revenue	$21,394	$20,966

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 19 — SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION

The following table presents additional information on selected accounts included in the Condensed Consolidated Statements of Financial Position as of the dates indicated:

	May 3, 2019	February 1, 2019
	(in millions)
Cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$9,040	$9,676
Restricted cash - other current assets (a)	629	522
Restricted cash - other non-current assets (a)	40	42
Total cash, cash equivalents, and restricted cash	$9,709	$10,240
Inventories, net:
Production materials	$1,561	$1,794
Work-in-process	722	702
Finished goods	1,077	1,153
Total inventories, net	$3,360	$3,649
Other non-current liabilities:
Warranty liability	$162	$169
Deferred and other tax liabilities	4,688	5,527
Non-current operating lease liabilities	1,138	—
Other	537	631
Total other non-current liabilities	$6,525	$6,327
____________________

(a)	Restricted cash includes cash required to be held in escrow pursuant to DFS securitization arrangements and VMware, Inc. restricted cash.

Warranty Liability

The following table presents changes in the Company’s liability for standard limited warranties for the periods indicated:

	Three Months Ended
	May 3, 2019	May 4, 2018
	(in millions)
Warranty liability:
Warranty liability at beginning of period	$524	$539
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties (a) (b)	203	194
Service obligations honored	(227)	(206)
Warranty liability at end of period	$500	$527
Current portion	$338	$358
Non-current portion	$162	$169
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

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes included in the Company’s annual report on Form 10-K for the fiscal year ended February 1, 2019 and the unaudited Condensed Consolidated Financial Statements included in this report. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs, and that are subject to numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied in any forward-looking statements.

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

Our fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. We refer to our fiscal year ending January 31, 2020 and our fiscal year ended February 1, 2019 as “Fiscal 2020” and “Fiscal 2019,” respectively. Fiscal 2020 and Fiscal 2019 include 52 weeks.

INTRODUCTION

Dell Technologies is a leading global end-to-end technology provider, with a comprehensive portfolio of IT hardware, software, and service solutions spanning both traditional infrastructure and emerging, multi-cloud technologies that enable our customers to build their digital future and transform how they work and live. We collaborate across key functional areas such as technology and product development, marketing, go-to-market and global services, and are supported by Dell Financial Services. We believe this operational philosophy enables our platform to seamlessly deliver differentiated and holistic IT solutions to our customers, which has driven significant revenue growth and share gains.

Dell Technologies operates with significant scale and a differentiated breadth of complementary offerings. Digital transformation has become essential to all businesses, and we have expanded our portfolio to include holistic solutions that enable our customers to drive their ongoing digital transformation initiatives. Dell Technologies’ integrated solutions help customers modernize their IT infrastructure, address workforce transformation, and provide critical security solutions to protect against the ever increasing and evolving security threats. With our extensive portfolio and our commitment to innovation, we have the ability to offer secure, integrated solutions that extend from the edge to the core to the cloud, and we are at the forefront of the software-defined and cloud native infrastructure era. Our end-to-end portfolio is supported by a differentiated go-to-market engine, which includes a 40,000-person sales force, a global network of channel partners, and a world-class supply chain that together drive revenue growth and operating efficiencies.

Products and Services

We design, develop, manufacture, market, sell, and support a wide range of products and services. We are organized into the following business units, which are our reportable segments: Infrastructure Solutions Group; Client Solutions Group; and VMware.

•
Infrastructure Solutions Group (“ISG”) — ISG enables the digital transformation of our customers through our trusted multi-cloud and big data solutions, which are built upon a modern data center infrastructure. Our comprehensive portfolio of advanced storage solutions includes traditional storage solutions as well as next-generation storage solutions (such as all-flash arrays, scale-out file, object platforms, and software-defined solutions), while our server portfolio includes high-performance rack, blade, tower, and hyperscale servers. Our networking portfolio helps our business customers transform and modernize their infrastructure, mobilize and enrich end-user experiences, and accelerate business applications and processes. Our strengths in server, storage, and virtualization software solutions enable us to offer leading converged and hyper-converged solutions, helping customers build modern two-tier IT architecture for simplified management and operations. This allows our customers to accelerate their IT transformation by acquiring scalable integrated IT solutions instead of building and assembling their own IT platforms. ISG also offers attached software, peripherals, and services, including support and deployment, configuration, and extended warranty services.

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

•
Client Solutions Group (“CSG”) — CSG includes branded hardware (such as desktops, workstations, and notebooks) and branded peripherals (such as displays and projectors), as well as third-party software and peripherals. Our computing devices are designed with our commercial and consumer customers’ needs in mind, and we seek to optimize performance, reliability, manageability, design, and security. In addition to our traditional hardware business, we have a portfolio of thin client offerings that we believe will allow us to benefit from the growth trends in cloud computing. For our customers that are seeking to simplify client lifecycle management, Dell PC as a Service offering combines hardware, software, lifecycle services, and financing into one all-encompassing solution that provides predictable pricing per seat per month through Dell Financial Services. CSG also offers attached software, peripherals, and services, including support and deployment, configuration, and extended warranty services.

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

•
Pivotal (NYSE: PVTL) provides a leading cloud-native platform that makes software development and IT operations a strategic advantage for customers. Pivotal’s cloud-native platform, Pivotal Cloud Foundry, accelerates and streamlines software development by reducing the complexity of building, deploying, and operating new cloud-native applications and modernizing legacy applications. On April 24, 2018, Pivotal completed a registered underwritten initial public offering of its Class A common stock.

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

We recently unveiled the Dell Technologies Cloud, a new set of cloud infrastructure solutions to make hybrid cloud environments simpler to deploy and manage. The Dell Technologies Cloud portfolio consists of the new Dell Technologies Cloud Platforms and the new Data Center-as-a-Service offering, VMware Cloud on Dell EMC. These enable a flexible range of IT and management options with tight integration and a single vendor experience for purchasing, deployment, services, and financing, giving customers more control as the operational hub of their hybrid clouds. We believe the increasing collaboration, innovation, and coordination of the operations and strategies of our businesses, as well as our differentiated go-to-market model, will continue to drive revenue synergies. Through our coordinated research and development activities, we are able to jointly engineer leading innovative solutions that incorporate the distinct set of hardware, software, and services across our businesses.

Our products and services offerings are continually evolving in response to industry dynamics. As a result, reclassifications of certain products and services solutions in major product categories may be required. For further discussion regarding our current reportable segments, see “Results of Operations — Business Unit Results.”

Dell Financial Services

Dell Financial Services and its affiliates (“DFS”) support our businesses by offering and arranging various financing options and services for our customers in North America, Europe, Australia, and New Zealand. DFS originates, collects, and services customer receivables primarily related to the purchase or use of our product, software, and service solutions. We also arrange financing for some of our customers in various countries where DFS does not currently operate as a captive enterprise. DFS further strengthens our customer relationships through its flexible consumption models, which enable us to offer our customers the option to pay over time and, in certain cases, based on utilization, to provide them with financial flexibility to meet their changing technological requirements. The results of these operations are allocated to our segments based on the underlying product or service financed. For additional information about our financing arrangements, see Note 4 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Strategic Investments and Acquisitions

As part of our strategy, we will continue to evaluate opportunities for strategic investments through our venture capital investment arm, Dell Technologies Capital, with a focus on emerging technology areas that are relevant to the Dell Technologies unique family of businesses and that will complement our existing portfolio of solutions. Our investment areas include storage, software-defined networking, management and orchestration, security, machine learning and artificial intelligence, Big Data and analytics, cloud, Internet of Things (“IoT”), and software development operations. In addition to these investments, we also may make disciplined acquisitions targeting businesses that advance our strategic objectives. As of May 3, 2019 and February 1, 2019, Dell Technologies held strategic investments of $0.8 billion and $1.0 billion, respectively.

Business Trends and Challenges

We are seeing an accelerated rate of change in the IT industry. Organizations are embracing digital technology to achieve their business objectives. Our vision is to be an essential infrastructure company and leader in end-user computing, data center infrastructure solutions, data management, virtualization, IoT, and cloud software that our customers continue to trust and rely on for their IT solutions and their broader business transformation objectives as they embrace the hybrid multi-cloud environment of today.

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

We expect that ISG will continue to be impacted by the changing nature of the IT infrastructure market and competitive environment. In our server business, we may continue to be selective in determining whether to pursue certain large transactions as we drive for balanced growth and profitability. With our scale and strong product portfolio, we believe we are well positioned to respond to ongoing competitive dynamics. Cloud-native applications are expected to continue as a primary growth driver in the infrastructure market as IT organizations increasingly become multi-cloud environments. We believe the complementary cloud solutions across our business strongly position us to meet these demands for our customers, who are increasingly looking to leverage different forms of cloud-based computing. We also continue to be impacted by the emerging trends of enterprises deploying software-defined storage, hyper-converged infrastructure, and modular solutions based on server-centric architectures. These trends are changing the way customers are consuming our traditional storage offerings, and we are focused on enabling new capabilities in our storage portfolio. Offsetting such trends, however, is the unprecedented data growth throughout all industries, which is generating continued demand for our storage products and services. We have leading solutions through our ISG and VMware data center offerings. In addition, through our research and development efforts, we expect to develop new solutions in this rapidly changing industry that we believe will enable us to continue to provide superior solutions to our customers.

In ISG, we are also seeing continued interest in flexible consumption models by our customers as they seek to build greater flexibility into their cost structures. These solutions are generally multi-year contracts that typically result in recognition of revenue over the term of the arrangement. We expect these flexible consumption models will further strengthen our customer relationships and will provide more predictable revenue streams over time.

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

We manage our business on a U.S. dollar basis. However, we have a large global presence, generating approximately half of our revenue by sales to customers outside of the United States during the first three months of Fiscal 2020 and the first three months of Fiscal 2019. Our revenue, therefore, can be impacted by fluctuations in foreign currency exchange rates. We utilize a comprehensive hedging strategy intended to mitigate the impact of foreign currency volatility over time, and we adjust pricing when possible to further minimize foreign currency impacts.

Key Performance Metrics

Our key performance metrics are net revenue, operating income, adjusted EBITDA, and cash flows from operations, which are discussed elsewhere in this report.

Class V Transaction

On December 28, 2018, we completed a transaction (“Class V transaction”) in which we paid $14.0 billion in cash and issued 149,387,617 shares of our Class C Common Stock to holders of our Class V Common Stock in exchange for all outstanding shares of Class V Common Stock. The non-cash consideration portion of the Class V transaction totaled $6.9 billion. As a result of the Class V transaction, the tracking stock feature of Dell Technologies’ capital structure was terminated. The Class C Common Stock is traded on the New York Stock Exchange.

The aggregate cash consideration and the fees and expenses incurred in connection with the Class V transaction were funded with proceeds of $3.67 billion from new term loans under our senior secured credit facilities, proceeds of a margin loan financing in an aggregate principal amount of $1.35 billion, proceeds of Dell Technologies’ pro-rata portion, in the amount of $8.87 billion, of a special $11 billion cash dividend paid by VMware, Inc. in connection with the Class V transaction, and cash on hand at Dell Technologies and its subsidiaries. See Note 6 of the Notes to the Condensed Consolidated Financial Statements included in this report for information about the debt incurred by us to finance the Class V transaction.

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

Non-GAAP product net revenue, non-GAAP services net revenue, non-GAAP net revenue, non-GAAP product gross margin, non-GAAP services gross margin, non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income, and non-GAAP net income, as defined by us, exclude amortization of intangible assets, the impact of purchase accounting, transaction-related expenses, stock-based compensation expense, other corporate expenses and, for non-GAAP net income, fair value adjustments on equity adjustments and an aggregate adjustment for income taxes. As the excluded items have a material impact on our financial results, our management compensates for this limitation by relying primarily on our GAAP results and using non-GAAP financial measures supplementally or for projections when comparable GAAP financial measures are not available. The non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for net revenue, gross margin, operating expenses, operating income, or net income prepared in accordance with GAAP, and should be read only in conjunction with financial information presented on a GAAP basis.

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

Dell Technologies’ non-GAAP net income now excludes, among other items, fair value adjustments on equity investments as well as discrete tax items. These items were not excluded in the prior presentation of our non-GAAP net income for the three months ended May 4, 2018. Upon our return to the public markets in December 2018 as a result of the Class V transaction, we reevaluated the presentation of non-GAAP net income and made these changes to facilitate the evaluation of our current operating performance and the comparability of our current operating performance to our past operating performance. Non-GAAP net income for the three months ended May 4, 2018 has been recast to reflect the current presentation. The following is a summary of the items excluded from the most comparable GAAP financial measures to calculate our non-GAAP financial measures:

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

•
Impact of Purchase Accounting — The impact of purchase accounting includes purchase accounting adjustments related to the EMC merger transaction and, to a lesser extent, the going-private transaction, recorded under the acquisition method of accounting in accordance with the accounting guidance for business combinations. This guidance prescribes that the purchase price be allocated to assets acquired and liabilities assumed based on the estimated fair value of such assets and liabilities on the date of the transaction. Accordingly, all of the assets and liabilities acquired in the EMC merger transaction and the going-private transaction were accounted for and recognized at fair value as of the respective transaction dates, and the fair value adjustments are being amortized over the estimated useful lives in the periods following the transactions. The fair value adjustments primarily relate to deferred revenue, inventory, and property, plant, and equipment. The purchase accounting adjustments and related amortization of those adjustments are reflected in our GAAP results; however, we evaluate the operating results of the underlying businesses on a non-GAAP basis, after removing such adjustments. We believe that excluding the impact of purchase accounting provides results that are useful in understanding our current operating performance and provides more meaningful comparisons to our past operating performance.

•
Transaction-related Expenses — Transaction-related expenses consist of acquisition, integration, and divestiture related costs, and are expensed as incurred. These expenses primarily represent costs for legal, banking, consulting, and advisory services, as well as certain compensatory retention awards directly related to the EMC merger transaction.  During the first quarter of Fiscal 2019, this category also included $116 million of expenses related to integration of our inventory policies and management process related to customer evaluation units.

•
Stock-based Compensation Expense — Stock-based compensation expense consists of equity awards granted based on the estimated fair value of those awards at grant date. For service-based stock options, we typically estimate the fair value using the Black-Scholes valuation model and for performance-based awards containing a market condition, we estimate the fair value using the Monte Carlo valuation model. Our non-GAAP adjustment for stock-based compensation expense was previously included within the other corporate expenses non-GAAP adjustment. Due to the growth in our stock-based compensation expense, we have revised our presentation to present stock-based compensation expense separately in our reconciliations presented below. Stock-based compensation expense varies from period to period and is significantly impacted by our share price and the various assumptions used for valuation purposes. Therefore, although we will incur this type of expense in the future, we believe that eliminating these charges for purposes of calculating the non-GAAP financial measures presented below facilitates a more meaningful evaluation of our current operating performance and comparisons to our past operating performance.

•
Other Corporate Expenses — Other corporate expenses consists primarily of severance, facility action, and other costs. Severance costs are primarily related to severance and benefits for employees terminated pursuant to cost savings initiatives. We continue to integrate owned and leased facilities and may incur additional costs as we seek opportunities for operational efficiencies. Other corporate expenses vary from period to period and are significantly impacted by the timing and nature of these events. Therefore, although we may incur these types of expenses in the future, we believe that eliminating these charges for purposes of calculating the non-GAAP financial measures presented below facilitates a more meaningful evaluation of our current operating performance and comparisons to our past operating performance.

•
Fair Value Adjustments on Equity Investments — Fair value adjustments on equity investments primarily consists of the gain (loss) on strategic investments, which includes the recurring fair value adjustments of investments in publicly-traded companies, as well as those in privately-held companies, which are adjusted for observable price changes, and to a lesser extent any potential impairments. Given the volatility in the ongoing adjustments to the valuation of these strategic investments, we believe that excluding these gains and losses for purposes of calculating non-GAAP net income presented below facilitates a more meaningful evaluation of our current operating performance and comparisons to our past operating performance.

•
Aggregate Adjustment for Income Taxes — The aggregate adjustment for income taxes is the estimated combined income tax effect for the adjustments described above, as well as an adjustment for discrete tax items. Due to the variability in recognition of discrete tax items from period to period, we believe that excluding these benefits or charges for purposes of calculating non-GAAP net income facilitates a more meaningful evaluation of our current operating performance and comparisons to our past operating performance. The tax effects are determined based on the tax jurisdictions where the above items were incurred.

The table below presents a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP measure for each of the periods presented:

	Three Months Ended
	May 3, 2019	% Change	May 4, 2018
	(in millions, except percentages)
Product net revenue	$16,754	—%	$16,671
Non-GAAP adjustments:
Impact of purchase accounting	4		17
Non-GAAP product net revenue	$16,758	—%	$16,688

Services net revenue	$5,154	10%	$4,685
Non-GAAP adjustments:
Impact of purchase accounting	78		170
Non-GAAP services net revenue	$5,232	8%	$4,855

Net revenue	$21,908	3%	$21,356
Non-GAAP adjustments:
Impact of purchase accounting	82		187
Non-GAAP net revenue	$21,990	2%	$21,543

Product gross margin	$3,675	20%	$3,065
Non-GAAP adjustments:
Amortization of intangibles	519		710
Impact of purchase accounting	6		23
Transaction-related expenses	(2)		116
Stock-based compensation expense	2		2
Other corporate expenses	4		2
Non-GAAP product gross margin	$4,204	7%	$3,918

Services gross margin	$3,122	11%	$2,813
Non-GAAP adjustments:
Impact of purchase accounting	78		170
Transaction-related expenses	(3)		—
Stock-based compensation expense	24		14
Other corporate expenses	9		4
Non-GAAP services gross margin	$3,230	8%	$3,001

	Three Months Ended
	May 3, 2019	% Change	May 4, 2018
	(in millions, except percentages)
Gross margin	$6,797	16%	$5,878
Non-GAAP adjustments:
Amortization of intangibles	519		710
Impact of purchase accounting	84		193
Transaction-related expenses	(5)		116
Stock-based compensation expense	26		16
Other corporate expenses	13		6
Non-GAAP gross margin	$7,434	7%	$6,919

Operating expenses	$6,247	4%	$6,031
Non-GAAP adjustments:
Amortization of intangibles	(698)		(812)
Impact of purchase accounting	(17)		(29)
Transaction-related expenses	(47)		(50)
Stock-based compensation expense	(237)		(183)
Other corporate expenses	(10)		(64)
Non-GAAP operating expenses	$5,238	7%	$4,893

Operating income (loss)	$550	459%	$(153)
Non-GAAP adjustments:
Amortization of intangibles	1,217		1,522
Impact of purchase accounting	101		222
Transaction-related expenses	42		166
Stock-based compensation expense	263		199
Other corporate expenses	23		70
Non-GAAP operating income	$2,196	8%	$2,026

Net income (loss)	$329	161%	$(538)
Non-GAAP adjustments:
Amortization of intangibles	1,217		1,522
Impact of purchase accounting	101		222
Transaction-related expenses	42		166
Stock-based compensation expense	263		199
Other corporate expenses	23		70
Fair value adjustments on equity investments	(62)		(107)
Aggregate adjustment for income taxes	(704)		(355)
Non-GAAP net income (a)	$1,209	3%	$1,179
_________________

(a)	Non-GAAP net income has been recast to exclude fair value adjustments on equity investments, the corresponding tax effects of those adjustments, and discrete tax items.

In addition to the above measures, we also use EBITDA and adjusted EBITDA to provide additional information for evaluation of our operating performance. Adjusted EBITDA excludes purchase accounting adjustments related to the EMC merger transaction and the going-private transaction, acquisition, integration, and divestiture related costs, severance, facility action, and other costs, and stock-based compensation expense. We believe that, due to the non-operational nature of the purchase accounting entries, it is appropriate to exclude these adjustments.

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

The table below presents a reconciliation of EBITDA and adjusted EBITDA to net loss for the periods presented:

	Three Months Ended
	May 3, 2019	% Change	May 4, 2018
	(in millions, except percentages)
Net income (loss)	$329	161%	$(538)
Adjustments:
Interest and other, net (a)	693		470
Income tax benefit	(472)		(85)
Depreciation and amortization	1,616		1,914
EBITDA	$2,166	23%	$1,761

EBITDA	$2,166	23%	$1,761
Adjustments:
Stock-based compensation expense	263		199
Impact of purchase accounting (b)	83		222
Transaction-related expenses (c)	42		166
Other corporate expenses (d)	19		35
Adjusted EBITDA	$2,573	8%	$2,383
____________________

(a)	See “Results of Operations — Interest and Other, Net” for more information on the components of interest and other, net.

(b)	This amount includes the non-cash purchase accounting adjustments related to the EMC merger transaction and the going-private transaction.

(c)	Transaction-related expenses consist of acquisition, integration, and divestiture related costs.

(d)	Consists of severance, facility action, and other costs.

RESULTS OF OPERATIONS

Consolidated Results

The following table summarizes our consolidated results for each of the periods presented. Unless otherwise indicated, all changes identified for the current period results represent comparisons to results for the prior corresponding fiscal period.

	Three Months Ended
	May 3, 2019			May 4, 2018
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue
	(in millions, except percentages)
Net revenue:
Product	$16,754	76.5%	—%	$16,671	78.1%
Services	5,154	23.5%	10%	4,685	21.9%
Total net revenue	$21,908	100.0%	3%	$21,356	100.0%
Gross margin:
Product (a)	$3,675	21.9%	20%	$3,065	18.4%
Services (b)	3,122	60.6%	11%	2,813	60.0%
Total gross margin	$6,797	31.0%	16%	$5,878	27.5%
Operating expenses	$6,247	28.5%	4%	$6,031	28.2%
Operating income (loss)	$550	2.5%	459%	$(153)	(0.7)%
Net income (loss)	$329	1.5%	161%	$(538)	(2.5)%
Net income (loss) attributable to Dell Technologies Inc.	$293	1.3%	146%	$(636)	(3.0)%

Non-GAAP Financial Information
Non-GAAP net revenue:
Product	$16,758	76.2%	—%	$16,688	77.5%
Services	5,232	23.8%	8%	4,855	22.5%
Total non-GAAP net revenue	$21,990	100.0%	2%	$21,543	100.0%
Non-GAAP gross margin:
Product (a)	$4,204	25.1%	7%	$3,918	23.5%
Services (b)	3,230	61.7%	8%	3,001	61.8%
Total non-GAAP gross margin	$7,434	33.8%	7%	$6,919	32.1%
Non-GAAP operating expenses	$5,238	23.8%	7%	$4,893	22.7%
Non-GAAP operating income	$2,196	10.0%	8%	$2,026	9.4%
Non-GAAP net income (c)	$1,209	5.5%	3%	$1,179	5.5%
EBITDA	$2,166	9.8%	23%	$1,761	8.2%
Adjusted EBITDA	$2,573	11.7%	8%	$2,383	11.1%
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

(c)	Non-GAAP net income has been recast to exclude fair value adjustments on equity investments, the corresponding tax effects of those adjustments, and discrete tax items.

Non-GAAP product net revenue, non-GAAP services net revenue, non-GAAP net revenue, non-GAAP product gross margin, non-GAAP services gross margin, non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income, non-GAAP net income, EBITDA, and adjusted EBITDA are not measurements of financial performance prepared in accordance with GAAP. Non-GAAP financial measures as a percentage of net revenue are calculated based on non-GAAP net revenue. See “Non‑GAAP Financial Measures” for additional information about these non-GAAP financial measures, including our reasons for including these measures, material limitations with respect to the usefulness of the measures, and a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.

Overview

During the first quarter of Fiscal 2020, our net revenue and non-GAAP net revenue increased 3% and 2%, respectively. The increases in net revenue and non-GAAP net revenue were attributable to increases in net revenue in CSG and VMware. We believe we are well-positioned for long-term profitable growth while also maintaining the ability to adjust as needed to changing market conditions with the complementary solutions across our businesses.

During the first quarter of Fiscal 2020 and Fiscal 2019, our operating income was $550 million and our operating loss was $153 million, respectively. The increase in our operating income for the first quarter of Fiscal 2020 was primarily attributable to a decrease in amortization of intangible assets and purchase accounting adjustments related to the EMC merger transaction and an increase in operating income for CSG.

Amortization of intangible assets and purchase accounting adjustments that impacted operating income totaled $1.3 billion and $1.7 billion for the first quarter of Fiscal 2020 and Fiscal 2019, respectively. Excluding these costs, stock-based compensation expense, transaction-related expenses, and other corporate expenses, non-GAAP operating income increased 8% to $2.2 billion during the first quarter of Fiscal 2020. The increase in non-GAAP operating income for the first quarter of Fiscal 2020 was primarily due to an increase in operating income for CSG.

Cash provided by operating activities was $0.7 billion during the first quarter of Fiscal 2020 compared to $1.2 billion for the first quarter of Fiscal 2019. The decrease in operating cash flows during the first quarter of Fiscal 2020 was primarily driven by higher seasonal personnel payments, partially offset by improved profitability. See “Market Conditions, Liquidity, and Capital Commitments” for further information on our cash flow metrics.

Net Revenue

During the first quarter of Fiscal 2020, our net revenue and non-GAAP net revenue increased 3% and 2%, respectively. The increases in net revenue and non-GAAP net revenue were attributable to increases in net revenue in CSG and VMware. See “Business Unit Results” for further information.

•
Product Net Revenue — Product net revenue includes revenue from the sale of hardware products and software licenses. During the first quarter of Fiscal 2020, both product net revenue and non-GAAP product net revenue remained consistent with the first quarter of Fiscal 2019.

•
Services Net Revenue — Services net revenue includes revenue from our services offerings and support services related to hardware products and software licenses. During the first quarter of Fiscal 2020, services net revenue and non-GAAP services net revenue increased 10% and 8%, respectively. These increases were primarily due to an increase in services revenue for hardware support and deployment and software maintenance due to growth in the business. A portion of services net revenue is derived from offerings that have been deferred over a period of time, and, as a result, reported services net revenue growth rates will be different than product net revenue growth rates.

From a geographical perspective, net revenue generated by sales to customers in the Americas and EMEA increased during the first quarter of Fiscal 2020 due to strong performance globally in CSG and VMware. Net revenue from sales to customers in APJ remained essentially unchanged during the first quarter of Fiscal 2020.

Gross Margin

During the first quarter of Fiscal 2020, our gross margin increased 16% to $6.8 billion, and our gross margin percentage increased 350 basis points to 31.0%. The increase in our gross margin percentage during the first quarter of Fiscal 2020 was primarily attributable to a decrease in amortization of intangibles and purchase accounting adjustments, a deflationary component cost environment, and increases in gross margin percentage for both ISG and CSG.

Our gross margin for the first quarter of Fiscal 2020 and Fiscal 2019 included the impact of amortization of intangibles and purchase accounting adjustments of $0.6 billion and $0.9 billion, respectively. Excluding these costs, transaction-related expenses, stock-based compensation expense, and other corporate expenses, non-GAAP gross margin for the first quarter of Fiscal 2020 increased 7% to $7.4 billion, and non-GAAP gross margin percentage increased 170 basis points to 33.8%. The increase in our non-GAAP gross margin was attributable to increases in gross margin across all three business units. The increase in our non-GAAP gross margin percentage was primarily due to higher gross margin percentage for both ISG and CSG, as well as the positive impact of VMware’s relative mix of gross margin on our consolidated results.

•
Products — During the first quarter of Fiscal 2020, product gross margin increased 20% to $3.7 billion, and product gross margin percentage increased 350 basis points to 21.9%. The increases in both product gross margin and product gross margin percentage were primarily attributable to a decrease in amortization of intangibles and transaction-related expenses. During the first quarter of Fiscal 2020, non-GAAP product gross margin increased 7% to $4.2 billion, and non-GAAP product gross margin percentage increased 160 basis points to 25.1%. The increases in product gross margin and non-GAAP product gross margin were driven primarily by increases in product revenue due to strength in sales of CSG commercial products and VMware software licenses. Product gross margin percentage and non-GAAP product gross margin percentage increased primarily as a result of higher product gross margin percentages for ISG and CSG, as well as the positive impact of VMware’s relative mix of gross margin percentage on our consolidated results.

•
Services — During the first quarter of Fiscal 2020, services gross margin increased 11% to $3.1 billion, and services gross margin percentage increased 60 basis points to 60.6%. Services gross margin increased due to growth in services gross margin across all three business units, particularly in hardware support and deployment and software maintenance. During the first quarter of Fiscal 2020 and Fiscal 2019, services gross margin also benefited from a decrease in purchase accounting adjustments, which totaled $78 million and $170 million, respectively. Excluding these costs, transaction-related expenses, stock-based compensation expense, and other corporate expenses, non-GAAP services gross margin increased 8% to $3.2 billion, and non-GAAP services gross margin percentage decreased 10 basis points to 61.7%.

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

The terms and conditions of our vendor rebate programs are largely based on product volumes and are generally negotiated either at the beginning of the annual or quarterly period, depending on the program. The timing and amount of vendor rebates and other discounts we receive under the programs may vary from period to period, reflecting changes in the competitive environment. We monitor our component costs and seek to address the effects of any changes to terms that might arise under our vendor rebate programs. Our gross margins for the first quarter of Fiscal 2020 and Fiscal 2019 were not materially affected by any changes to the terms of our vendor rebate programs, as the amounts we received under these programs were generally stable relative to our total net cost. We are not aware of any significant changes to vendor pricing or rebate programs that may impact our results in the near term.

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

Operating Expenses

The following table presents information regarding our operating expenses during each of the periods presented:

	Three Months Ended
	May 3, 2019			May 4, 2018
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue
	(in millions, except percentages)
Operating expenses:
Selling, general, and administrative	$5,071	23.1%	3%	$4,944	23.1%
Research and development	1,176	5.4%	8%	1,087	5.1%
Total operating expenses	$6,247	28.5%	4%	$6,031	28.2%

Other Financial Information
Non-GAAP operating expenses	$5,238	23.8%	7%	$4,893	22.7%

During the first quarter of Fiscal 2020, total operating expenses increased 4%. Our operating expenses include the impact of purchase accounting, amortization of intangible assets, transaction-related expenses, stock-based compensation expense, and other corporate expenses. In aggregate, these items totaled $1.0 billion and $1.1 billion for the first quarter of Fiscal 2020 and Fiscal 2019, respectively. Excluding these costs, total non-GAAP operating expenses for the first quarter of Fiscal 2020 increased 7%. The increases in operating expenses and non-GAAP operating expenses were primarily due to an increase in selling, general, and administrative expenses associated with our revenue growth and sales headcount.

•
Selling, General, and Administrative — Selling, general, and administrative (“SG&A”) expenses increased 3% during the first quarter of Fiscal 2020. The increases in SG&A expenses were primarily driven by investments in our go-to-market capabilities, including sales headcount, and higher performance-based compensation and commission costs.

•
Research and Development — Research and development (“R&D”) expenses are primarily composed of personnel-related expenses related to product development. R&D expenses as a percentage of net revenue for the first quarter of Fiscal 2020 and Fiscal 2019 were approximately 5.4% and 5.1%, respectively. As our industry continues to change and as the needs of our customers evolve, we intend to support R&D initiatives to innovate and introduce new and enhanced solutions into the market.

We continue to make investments designed to enable growth, particularly in our sales force, marketing, and R&D, while balancing our efforts to drive cost efficiencies in the business. We also expect to continue to make investments in support of our own digital transformation to modernize and streamline our IT operations.

Operating Income/Loss

During the first quarter of Fiscal 2020, our operating income increased 459% to $550 million. The increase in our operating income for the first quarter of Fiscal 2020 was primarily attributable to a decrease in amortization of intangible assets and purchase accounting adjustments and an increase in operating income for CSG.

Amortization of intangible assets and purchase accounting adjustments that impacted operating income totaled $1.3 billion and $1.7 billion for the first quarter of Fiscal 2020 and Fiscal 2019, respectively. Excluding these costs, transaction-related expenses, stock-based compensation expense, and other corporate expenses, non-GAAP operating income increased 8% to $2.2 billion during the first quarter of Fiscal 2020. The increase in non-GAAP operating income for the first quarter of Fiscal 2020 was primarily due to an increase in operating income for CSG.

Interest and Other, Net

The following table provides information regarding interest and other, net for each of the periods presented:

	Three Months Ended
	May 3, 2019	May 4, 2018
	(in millions)
Interest and other, net:
Investment income, primarily interest	$44	$78
Gain (loss) on investments, net	62	107
Interest expense	(699)	(596)
Foreign exchange	(45)	(77)
Other	(55)	18
Total interest and other, net	$(693)	$(470)
During the first quarter of Fiscal 2020, the change in interest and other, net was unfavorable by $223 million, primarily due to higher interest expense. To fund a portion of the cash consideration paid in the Class V transaction, we incurred additional debt and liquidated a significant amount of our investments. As a result, we expect higher interest expense and lower investment income to continue in Fiscal 2020. See Note 3 and Note 6 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information regarding our investments and debt, respectively.

Income and Other Taxes

Our income tax rates were 330.1% and 13.6% on pre-tax losses of $143 million and $623 million for the first quarter of Fiscal 2020 and Fiscal 2019, respectively. The change in our effective tax rate is primarily driven by discrete tax benefits and a change in our jurisdictional mix of income. During the first quarter of Fiscal 2020, our effective tax rate includes a discrete tax benefit for $405 million resulting from an intra-entity asset transfer that was completed during the quarter. The tax benefit represents the future amortization we will be able to realize over a period of no more than 15 years and is recorded as a deferred tax asset in the period of the transaction. Our effective tax rate for the first quarter of Fiscal 2019 includes $154 million of discrete tax benefits resulting from the impact of our adoption during the quarter of the new revenue recognition standard. On May 31, 2019, our VMware business unit transferred certain of its intellectual property to its Irish subsidiary.  In the second quarter of Fiscal 2020, we will record a discrete tax benefit of approximately $4.5 billion for this transaction that represents the future amortization we will be able to realize for this intellectual property.  For further discussion regarding tax matters, see Note 11 of the Notes to the Condensed Consolidated Financial Statements included in this report.

The Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform”) was signed into law on December 22, 2017.  Among other things, U.S. Tax Reform lowers the U.S. corporate income tax rate to 21% from 35%, establishes a modified territorial system requiring a mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries (the “Transition Tax”), requires a minimum tax on certain future earnings generated by foreign subsidiaries while providing for future tax-free repatriation of earnings through a 100% dividends-received deduction, and places limitations on the deductibility of net interest expense. We anticipate that the U.S. Department of the Treasury and the Internal Revenue Service (“IRS”) will continue to issue regulatory guidance clarifying certain provisions of U.S. Tax Reform.  When additional guidance is issued, we will recognize the related tax impact in the fiscal quarter of such issuance.

Our effective income tax rate can fluctuate depending on the geographic distribution of our worldwide earnings, as our foreign earnings are generally taxed at lower rates than in the United States. The differences between our effective income tax rate and the U.S. federal statutory rate of 21% principally result from the geographical distribution of income and differences between the book and tax treatment of certain items. In certain jurisdictions, our tax rate is significantly less than the applicable statutory rate as a result of tax holidays. The majority of our foreign income that is subject to these tax holidays and lower tax rates is attributable to Singapore, China, and Malaysia. A significant portion of these income tax benefits relates to a tax holiday that will be effective until January 31, 2029.  Our other tax holidays will expire in whole or in part during Fiscal 2022 through Fiscal 2030. Many of these tax holidays and reduced tax rates may be extended when certain conditions are met or may be terminated early if certain conditions are not met.

For further discussion regarding tax matters, including the status of income tax audits, see Note 11 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Net Income/Loss

During the first quarter of Fiscal 2020, net income increased 161% to $329 million. The increase in net income during the first quarter of Fiscal 2020 was primarily attributable to an increase in operating income and, to a lesser extent, an increase in tax benefit, which was partially offset by an increase in interest and other, net expense.

Net income for the first quarter of Fiscal 2020 included amortization of intangible assets, the impact of purchase accounting, transaction-related expenses, stock-based compensation expense, other corporate expenses, fair value adjustments on equity investments, and discrete tax items. Excluding these costs and the related tax impacts, non-GAAP net income increased 3% to $1.2 billion during the first quarter of Fiscal 2020. The increase in non-GAAP net income during the first quarter of Fiscal 2020 was primarily attributable to an increase in operating income, which was partially offset by an increase in interest and other, net expense.

Non-controlling Interests

During the first quarter of Fiscal 2020, net income attributable to non-controlling interests was $36 million, compared to net income attributable to non-controlling interests of $98 million during the first quarter of Fiscal 2019. Net income or loss attributable to non-controlling interests consisted of net income or loss attributable to our non-controlling interests in VMware, Inc., Pivotal, and Secureworks. For more information about our non-controlling interests, see Note 13 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Net Income (Loss) Attributable to Dell Technologies Inc.

Net income (loss) attributable to Dell Technologies Inc. represents net income (loss) and an adjustment for non-controlling interests. During the first quarter of Fiscal 2020 and Fiscal 2019, net income attributable to Dell Technologies Inc. was $293 million and net loss attributable to Dell Technologies Inc. was $636 million, respectively. The increase in net income attributable to Dell Technologies Inc. during the first quarter of Fiscal 2020 was primarily attributable to an increase in net income for the period.

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

Infrastructure Solutions Group

The following table presents net revenue and operating income attributable to ISG for the respective periods:

	Three Months Ended
	May 3, 2019	% Change	May 4, 2018
	(in millions, except percentages)
Net revenue:
Servers and networking	$4,180	(9)%	$4,585
Storage	4,022	(1)%	4,082
Total ISG net revenue	$8,202	(5)%	$8,667

Operating income:
ISG operating income	$843	(10)%	$939
% of segment net revenue	10.3%		10.8%

Net Revenue — During the first quarter of Fiscal 2020, ISG net revenue decreased 5% primarily due to a decrease in sales of servers and networking. Revenue from servers and networking decreased 9% the first quarter of Fiscal 2020, driven by a decline in units sold of our PowerEdge servers due to a weaker demand environment. Certain competitive dynamics also contributed to lower server volumes during the quarter, as we focused on profitability above net revenue growth. The impact of the lower volume of PowerEdge sales was partially mitigated by an increase in average selling prices due to the sale of servers with more robust compute capacity and higher memory and storage content, which was driven by customer demand for servers that enable big data analytics. Storage revenue remained relatively flat during the first quarter of Fiscal 2020 compared to the strong performance in the first quarter of Fiscal 2019. We continue to make go-to-market investments and enhancements to our storage solutions offerings and expect that these investments will drive long-term improvements in the business. Component costs were deflationary in the aggregate for ISG during the first quarter of Fiscal 2020, and we continue to monitor our pricing in response to changes in the component cost environment. We expect the aggregate ISG component cost environment to continue to be deflationary in the near term.

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

From a geographical perspective, net revenue attributable to ISG increased in EMEA, decreased slightly in the Americas, and decreased in APJ during the first quarter of Fiscal 2020.

Operating Income — During the first quarter of Fiscal 2020, ISG operating income as a percentage of net revenue decreased 50 basis points to 10.3% primarily due to an increase in operating expenses as a percentage of net revenue, partially offset by an increase in ISG gross margin percentage. Our continued investments in go-to-market capabilities and solutions offerings outpaced revenue growth, and, as a result, operating expenses increased as a percentage of net revenue. ISG gross margin percentage improved due to higher average selling prices and the deflationary cost environment as referred to above.

Client Solutions Group

The following table presents net revenue and operating income attributable to CSG for the respective periods:

	Three Months Ended
	May 3, 2019	% Change	May 4, 2018
	(in millions, except percentages)
Net revenue:
Commercial	$8,307	13%	$7,363
Consumer	2,603	(10)%	2,908
Total CSG net revenue	$10,910	6%	$10,271

Operating income:
CSG operating income	$793	49%	$533
% of segment net revenue	7.3%		5.2%

Net Revenue — During the first quarter of Fiscal 2020, CSG net revenue increased 6% due to continued strong demand for our commercial products across all product categories. Consumer revenue decreased 10% due to lower demand for notebooks, which was partially offset by higher average selling prices as we experienced a shift in product mix to higher-priced consumer notebooks. The aggregate CSG component cost environment was deflationary in the first quarter of Fiscal 2020, and we expect deflationary conditions to continue in the near term.

From a geographical perspective, net revenue attributable to CSG increased across all regions during the first quarter of Fiscal 2020.

Operating Income — During the first quarter of Fiscal 2020, CSG operating income as a percentage of net revenue increased 210 basis points to 7.3%. The increase was primarily due to lower component costs that positively impacted CSG gross margin and a shift in product mix to higher margin product offerings.

VMware

The following table presents net revenue and operating income attributable to VMware for the respective periods:

	Three Months Ended
	May 3, 2019	% Change	May 4, 2018
	(in millions, except percentages)
Net revenue:
VMware net revenue	$2,282	13%	$2,028

Operating income:
VMware operating income	$614	—%	$613
% of segment net revenue	26.9%		30.2%

Net Revenue — VMware net revenue primarily consists of revenue from the sale of software licenses under perpetual licenses, related software maintenance and support, training, consulting services, and hosted services. VMware net revenue during the first quarter of Fiscal 2020 increased 13% primarily due to growth in software license revenue and sales of software maintenance services. Software license revenue reflected broad-based growth across the product portfolio. Software maintenance revenue benefited from strong renewals, revenue recognized from maintenance contracts sold in prior periods, and new maintenance contracts sold during the period.

From a geographical perspective, approximately half of VMware net revenue during the first quarter of Fiscal 2020 was generated by sales to customers in the United States. VMware net revenue for the first quarter of Fiscal 2020 was positively affected by growth across U.S. and international markets.

Operating Income — During the first quarter of Fiscal 2020, VMware operating income as a percentage of net revenue decreased 330 basis points to 26.9%. The decrease was driven by an increase in operating expenses as a percentage of net revenue due to an increase in compensation-related expense associated with sales and sales support, primarily due to increased headcount, as well as to an increase in R&D expenses.

OTHER BALANCE SHEET ITEMS

Accounts Receivable

We sell products and services directly to customers and through a variety of sales channels, including retail distribution. Our accounts receivable, net, was $10.5 billion and $12.4 billion as of May 3, 2019 and February 1, 2019, respectively. We maintain an allowance for doubtful accounts to cover receivables that may be deemed uncollectible. The allowance for losses is based on a provision for accounts that are collectively evaluated based on historical bad debt experience as well as specific identifiable customer accounts that are deemed at risk. As of May 3, 2019 and February 1, 2019, the allowance for doubtful accounts was $79 million and $85 million, respectively. Based on our assessment, we believe that we are adequately reserved for expected credit losses. We monitor the aging of our accounts receivable and continue to take actions to reduce our exposure to credit losses.

Dell Financial Services

Dell Financial Services and its affiliates (“DFS”) support Dell Technologies by offering and arranging various financing options and services for our customers globally, including through captive financing operations in North America, Europe, Australia, and New Zealand. DFS originates, collects, and services customer receivables primarily related to the purchase of our product, software, and service solutions. DFS further strengthens our customer relationships through its flexible consumption models, which enable us to offer our customers the option to pay over time and, in certain cases, based on utilization, to provide them with financial flexibility to meet their changing technological requirements. New financing originations were $1.7 billion for both the three months ended May 3, 2019 and May 4, 2018.

As of February 2, 2019, we adopted the new lease standard discussed in Note 1 and Note 2 of the Notes to the Condensed Consolidated Financial Statements included in this report. The adoption of the new lease standard did not result in a change to leases that commenced prior to adoption. For new leases that commenced subsequent to the adoption of the new lease standard, DFS accounts for the leases as sales-type leases, direct financing leases, or operating leases depending on lease classification guidance. Amounts due from lessees under sales-type leases or direct financing leases are recorded as part of financing receivables, with interest income recognized over the contract term. On commencement of sales-type leases, we typically qualify for up front revenue recognition. On originations of operating leases, we record equipment under operating leases, classified as property, plant, and equipment, and recognize rental revenue and depreciation expense, classified as cost of net revenue, over the contract term. Direct financing leases under the new lease standard are immaterial.

As of May 3, 2019 and February 1, 2019, our financing receivables, net were $8.4 billion and $8.6 billion, respectively. We maintain an allowance to cover expected financing receivable credit losses and evaluate credit loss expectations based on our total portfolio. For the first quarter of Fiscal 2020 and Fiscal 2019, the principal charge-off rate for our total portfolio was 1.0% and 1.2%, respectively. The credit quality of our financing receivables has improved in recent years due to an overall improvement in the credit environment and as the mix of high-quality commercial accounts in our portfolio has continued to increase. We continue to monitor broader economic indicators and their potential impact on future loss performance. We have an extensive process to manage our exposure to customer credit risk, including active management of credit lines and our collection activities. We also sell selected fixed-term financing receivables to unrelated third parties on a periodic basis, primarily to manage certain concentrations of customer credit exposure.  Based on our assessment of the customer financing receivables, we believe that we are adequately reserved.

We retain a residual interest in equipment leased under our lease programs. As of May 3, 2019 and February 1, 2019, the residual interest recorded as part of financing receivables was $661 million and $674 million, respectively. The amount of the residual interest is established at the inception of the lease based upon estimates of the value of the equipment at the end of the lease term using historical studies, industry data, and future value-at-risk demand valuation methods. On a quarterly basis, we assess the carrying amount of our recorded residual values for impairment. Generally, residual value risk on equipment under lease is not considered to be significant, because of the existence of a secondary market with respect to the equipment. The lease agreement also clearly defines applicable return conditions and remedies for non-compliance, to ensure that the leased equipment will be in good operating condition upon return. Model changes and updates, as well as market strength and product acceptance, are monitored and adjustments are made to residual values in accordance with the significance of any such changes. Our remarketing sales staff works closely with customers and dealers to manage the sale of lease returns and the recovery of residual exposure. No impairment losses were recorded related to residual assets during the three months ended May 3, 2019.

As of May 3, 2019 and February 1, 2019, equipment under operating leases, net was $274 million and $3 million, respectively. The increase in equipment under operating leases, net is due to our adoption of the new lease standard and the elimination of the third-party residual value guarantee insurance in the lease classification test for sales-type leases. Based on triggering events, we assess the carrying amount of the equipment under operating leases recorded for impairment. No impairment losses were recorded related to such equipment during the three months ended May 3, 2019.

DFS offerings are initially funded through cash on hand at the time of origination, most of which is subsequently replaced with third-party financing. As a result, while the initial funding of financing receivables is reflected as an impact to cash flows from operations, this funding is largely subsequently offset by cash flows from financing. Additionally, as a result of our adoption of the new leasing standard on lessor accounting, the increase to future originations of operating leases results in a shift from financing receivables to capital expenditures, which benefits our cash flows provided by operating activities by the increase in capital expenditures being reported as cash flows used in investing activities.
See Note 4 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information about our financing receivables and the equipment under operating leases.

Off-Balance Sheet Arrangements
As of May 3, 2019, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition or results of operations.

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

Liquidity and Capital Resources

To support our ongoing business operations, we rely on operating cash flows as our primary source of liquidity. We monitor the efficiency of our balance sheet to ensure that we have adequate liquidity to support our strategic initiatives. In addition to internally generated cash, we have access to other capital sources to finance our strategic initiatives and fund growth in our financing operations. As of May 3, 2019, we had $9.0 billion of total cash and cash equivalents. Our strategy is to deploy capital from any potential source, whether internally generated cash or debt, depending on the adequacy and availability of that source of capital and whether it can be accessed in a cost-effective manner.

A significant portion of our income is earned in non-U.S. jurisdictions.  Prior to the enactment of U.S. Tax Reform as discussed above in “Results of Operations — Income and Other Taxes,” earnings available to be repatriated to the United States would be subject to U.S. federal income tax, less applicable foreign tax credits.  U.S. Tax Reform fundamentally changes the U.S. approach to taxation of foreign earnings to a modified territorial tax system, which generally allows companies to make distributions of non-U.S. earnings to the United States without incurring additional U.S. federal tax.  However, local and U.S. state taxes may still apply. We have provided for future tax liabilities on income earned in non-U.S. jurisdictions, except for foreign earnings that are considered indefinitely reinvested outside of the United States.

During the fourth quarter of Fiscal 2019, as discussed above in “Introduction — Class V Transaction,” we completed a transaction in which all issued and outstanding shares of our Class V Common Stock were exchanged for cash or shares of Class C Common Stock at the stockholder’s election. We paid a total of $14 billion of cash to holders of Class V Common Stock.

To fund a majority of the cash payment to stockholders, VMware, Inc. declared a conditional $11 billion one-time special cash dividend (the “Special Dividend”), which was paid pro-rata to VMware, Inc. stockholders as of the dividend record date of December 27, 2018 and in connection with the completion of the Class V transaction. Our cash, cash equivalents, and investments declined significantly, commensurate with the cash required to fund this transaction. VMware, Inc. has advised us that, following its payment of the Special Dividend, VMware, Inc. will remain committed to a balanced capital allocation policy through investment in its product and solutions offerings, acquisitions, and returning capital to its stockholders through share repurchases. During the three months ended May 3, 2019, VMware, Inc. repurchased 3.3 million shares of its Class A common stock in the open market for approximately $591 million. During the three months ended May 4, 2018, VMware, Inc. did not repurchase any shares of its Class A common stock.

We funded a majority of the cash consideration paid in the Class V transaction from the $8.87 billion of the proceeds of the Special Dividend. The remaining amount of the cash consideration was primarily funded with $3.67 billion of proceeds from new senior secured term loans under our senior secured credit facilities and proceeds of a margin loan financing in an aggregate principal amount of $1.35 billion. See Note 6 of the Notes to the Condensed Consolidated Financial Statements included in this report for information about the debt we incurred to finance the Class V transaction.

The following table summarizes our cash and cash equivalents as well as our available borrowings as of May 3, 2019 and February 1, 2019:

	May 3, 2019	February 1, 2019
	(in millions)
Cash and cash equivalents, and available borrowings:
Cash and cash equivalents (a)	$9,040	$9,676
Remaining available borrowings under revolving credit facilities	6,086	5,586
Total cash, cash equivalents, and available borrowings	$15,126	$15,262
____________________

(a)	Of the $9.0 billion of cash and cash equivalents as of May 3, 2019, $3.3 billion was held by VMware, Inc.

Our revolving credit facilities include the Revolving Credit Facility and the China Revolving Credit Facility, which we renewed during the first quarter of Fiscal 2020. The Revolving Credit Facility and the China Revolving Credit Facility have maximum aggregate borrowings of $4.5 billion and $0.5 billion, respectively. Available borrowings under these facilities are reduced by draws on the facility and, under the Revolving Credit Facility, outstanding letters of credit. As of May 3, 2019, there were no borrowings outstanding under the facilities and remaining available borrowings totaled approximately $5.0 billion. We may regularly use our available borrowings from both our Revolving Credit Facility and our China Revolving Credit Facility on a short-term basis for general corporate purposes.

The VMware Revolving Credit Facility and the Pivotal Revolving Credit Facility have maximum aggregate borrowings of $1.0 billion and $100 million, respectively. None of the net proceeds of such borrowings will be made available to support the operations or satisfy any corporate purposes of Dell Technologies, other than the operations and corporate purposes of VMware, Inc., Pivotal, and their respective subsidiaries under the applicable facility. As of May 3, 2019, $1.0 billion was available under the VMware Revolving Credit Facility and $100 million was available under the Pivotal Revolving Credit Facility.

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

Debt

The following table summarizes our outstanding debt as of May 3, 2019 and February 1, 2019:

	May 3, 2019	February 1, 2019
	(in millions)
Restricted Subsidiary Debt
Core debt:
Senior Secured Credit Facilities and First Lien Notes	$31,665	$32,720
Unsecured Notes and Debentures	1,952	1,952
Senior Notes	3,250	3,250
EMC Notes	3,000	3,000
DFS allocated debt	(1,263)	(1,615)
Total core debt	38,604	39,307
DFS related debt:
DFS debt	6,343	5,929
DFS allocated debt	1,263	1,615
Total DFS related debt	7,606	7,544
Margin Loan and Other	4,027	3,388
Unrestricted Subsidiary Debt
VMware Notes	4,000	4,000
Other	—	—
Total unrestricted subsidiary debt	4,000	4,000
Total debt, principal amount	54,237	54,239
Carrying value adjustments	(713)	(718)
Total debt, carrying value	$53,524	$53,521

The outstanding principal amount of our debt was $54.2 billion as of May 3, 2019, which included core debt of $38.6 billion. We define core debt as the total principal amount of our debt, less DFS related debt, our margin loan and other debt, and unrestricted subsidiary debt.

DFS related debt primarily represents debt from our securitization and structured financing programs. To fund expansion of the DFS business, we balance the use of the securitization and structured financing programs with other sources of liquidity. We approximate the amount of our debt used to fund the DFS business by applying a 7:1 debt to equity ratio to the sum of our financing receivables balance and the future maturities of our DFS operating lease assets, based on the underlying credit quality of the assets. See Note 4 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information about our DFS debt.

As of May 3, 2019, margin loan and other debt primarily consisted of the $4.0 billion Margin Loan Facility.

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

Our requirements for cash to pay principal and interest on our debt increased significantly due to the borrowings we incurred to finance the EMC merger transaction, and to a lesser extent, the Class V transaction. We have made good progress in paying down core debt since the EMC merger transaction. We believe we will continue to be able to make our debt principal and interest payments, including the short-term maturities, from existing and expected sources of cash. Cash used for debt principal and interest payments may include short-term borrowings under our revolving credit facilities. We will continue to focus on paying down core debt. We expect that continued demand for customer financing as well as an increase in LIBOR will impact future interest expense on our variable-rate debt. We or our affiliates or their related persons, at our or their sole discretion, may purchase, redeem, prepay, refinance, or otherwise retire any amount of our outstanding indebtedness under the terms of such indebtedness at any time and from time to time, in open market or negotiated transactions with the holders of such indebtedness or otherwise, as appropriate market conditions exist.

During the first quarter of Fiscal 2020, we incurred new long-term debt to complete two refinancing transactions. We issued multiple series of First Lien Notes (the “new First Lien Notes”) totaling approximately $4.5 billion and increased the aggregate principal amount of borrowings under our Margin Loan Facility by $650 million. In addition, we amended the credit agreement for our senior secured credit facilities to obtain a new senior secured Term Loan A-6 Facility consisting of $3,634 million, of which $2,839 million aggregate principal amount consisted of amounts outstanding that rolled over from our Term Loan A-2 Facility. Immediately after the rollover, $1,277 million aggregate principal amount of Term Loan A-2 Facility remained outstanding.

The proceeds from the new First Lien Notes were used to repay all of our outstanding $3,750 million First Lien Notes due June 2019. In addition, proceeds of approximately $800 million of borrowings under our Term Loan A-6 Facility, the proceeds of the $650 million increase in the Margin Loan Facility, and a portion of the proceeds from the new First Lien Notes were used to repay all of our outstanding amounts under the Term Loan A-5 Facility due December 2019. The remaining proceeds available from our new First Lien Notes were used to repay outstanding amounts under our Term Loan A-2 Facility and to pay related premiums, accrued interest, fees, and expenses. This refinancing enabled us to smooth out our upcoming maturity profile while maintaining an efficient cost of capital and minimizing our borrowings under our revolving credit facilities.

In addition, we repaid $400 million of our Term Loan A-2 Facility and approximately $33 million of principal amortization under our term loan facilities during the first quarter of Fiscal 2020.

See Note 6 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information about our debt and our unrestricted subsidiaries.

Cash Flows

The following table contains a summary of our Condensed Consolidated Statements of Cash Flows for the respective periods:

	Three Months Ended
	May 3, 2019	May 4, 2018
	(in millions)
Net change in cash from:
Operating activities	$682	$1,159
Investing activities	(458)	(149)
Financing activities	(719)	543
Effect of exchange rate changes on cash and cash equivalents	(36)	(86)
Change in cash and cash equivalents	$(531)	$1,467

Operating Activities — Cash provided by operating activities was $682 million for the first quarter of Fiscal 2020 compared to $1,159 million for the first quarter of Fiscal 2019. The decrease in operating cash flows during the first quarter of Fiscal 2020 was attributable to increased compensation and benefit payments as a result of higher seasonal personnel payments, partially offset by improved profitability.

DFS offerings are initially funded through cash on hand at the time of origination, most of which is subsequently replaced with third-party financing. As a result, while the initial funding of financing receivables is reflected as an impact to cash flows from operations, this funding impact is largely subsequently offset by cash flows from financing. Additionally, as a result of our adoption of the new leasing standard on lessor accounting in the first quarter of Fiscal 2020, the increase to future originations of operating leases results in a shift from financing receivables to capital expenditures, which benefits our cash flows provided by operating activities by the increase in capital expenditures being reported as cash flows used in investing activities. DFS new financing originations were $1.7 billion during both the first quarter of Fiscal 2020 and Fiscal 2019. As of May 3, 2019, DFS had $8.4 billion of total net financing receivables and $274 million of equipment under DFS operating leases, net.

Investing Activities — Investing activities primarily consist of cash used to fund capital expenditures for property, plant, and equipment, which includes equipment under DFS operating leases, capitalized software development costs, strategic investments, and the maturities, sales, and purchases of investments. During the first quarter of Fiscal 2020, cash used in investing activities was $458 million and was primarily driven by capital expenditures, which were partially offset by net cash proceeds from the net sales of strategic investments. In comparison, cash used by investing activities was $149 million during the first quarter of Fiscal 2019 and was primarily driven by capital expenditures, partially offset by net cash proceeds from the divestitures of businesses and by the net sales of investments.

Financing Activities — Financing activities primarily consist of the proceeds and repayments of debt, cash used to repurchase common stock, and proceeds from the issuance of common stock of subsidiaries. Cash used by financing activities of $719 million during the first quarter of Fiscal 2020 primarily consisted of repurchases of common stock by our public subsidiaries. In comparison, cash provided by financing activities of $543 million during the first quarter of Fiscal 2019 was primarily driven by proceeds from the issuance of Pivotal common stock in connection with Pivotal’s IPO.

Capital Commitments

Capital Expenditures — During the first quarter of Fiscal 2020, we spent $610 million on property, plant, and equipment, which included equipment under DFS operating leases of $274 million. During the first quarter of Fiscal 2019, we spent $273 million on property, plant, and equipment. These expenditures were incurred in connection with our global expansion efforts and infrastructure investments made to support future growth, and, in Fiscal 2020, the funding of equipment under DFS operating leases. Product demand, product mix, and the use of contract manufacturers, as well as ongoing investments in operating and information technology infrastructure, influence the level and prioritization of our capital expenditures. Aggregate capital expenditures for Fiscal 2020, which will involve infrastructure investments, strategic initiatives, and funding our DFS leasing operations, are currently expected to total between $2.7 billion and $2.9 billion, of which $1.5 billion relates to the property, plant, and equipment recognized under the new leasing standard adopted in the first quarter of Fiscal 2020.

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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk affecting us, see “Part II — Item 7A — Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2019. Our exposure to market risks has not changed materially from that set forth in our Annual Report.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 3, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of May 3, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended May 3, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the fiscal quarter ended May 3, 2019, we implemented new lease reporting systems and related controls to enable us to adopt the new accounting guidance set forth in ASC 842, “Leases.” Given the significance of these changes, we will continue to review and refine the systems, processes, and internal controls over leases, as appropriate.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS
The information required by this item is incorporated herein by reference to the information set forth under the caption “Legal Matters” in Note 10 of the Notes to the Condensed Consolidated Financial Statements included in this report.

ITEM 1A — RISK FACTORS

In addition to the other information set forth in this report, the factors discussed in “Part I - Item 1A - Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2019 could materially affect our business, operating results, financial condition, or prospects. The risks described in our Annual Report on Form 10-K and our subsequent SEC reports are not the only risks facing us.  There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that also may materially adversely affect our business, operating results, financial condition, or prospects.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

During the first quarter of Fiscal 2020, we issued to certain employees a total of 14,357 shares of our Class C Common Stock for an aggregate purchase price of approximately $0.2 million pursuant to exercises of stock options granted under the Dell Inc. Amended and Restated 2002 Long-Term Plan. The foregoing transactions were effected in reliance on the exemption from registration under the Securities Act of 1933 afforded by Rule 701 thereunder as transactions pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule.

Under the Company’s certificate of incorporation, at any time and from time to time, any holder of Class A Common Stock or Class B Common Stock has the right to convert all or any of the shares of Class A Common Stock or Class B Common Stock, as applicable, held by such holder into shares of Class C Common Stock on a one-to-one basis.

During the first quarter of Fiscal 2020, we issued 998,419 shares of Class C Common Stock to nine stockholders upon the stockholders’ conversion of the same number of shares of Class A Common Stock into Class C Common Stock in accordance with the terms of our certificate of incorporation. We relied on the exemption from registration under the Securities Act of 1933 afforded by Section 3(a)(9) thereof. No commission or other remuneration was paid or given directly or indirectly in connection with our exchange of securities with any stockholder.

ITEM 5 — OTHER INFORMATION

As previously reported, contractual transfer restrictions on non-traded shares of Class C Common Stock imposed in connection with the Class V transaction that closed on December 28, 2018 will expire beginning on June 27, 2019 (the “initial lock-up expiration date”). As of May 3, 2019, such transfer restrictions applied to approximately 23,798,934 outstanding shares of Class C Common Stock as well as approximately 408,479,708 outstanding shares of Class A Common Stock and approximately 136,986,858 outstanding shares of Class B Common Stock that are convertible into shares of Class C Common Stock.

As of May 3, 2019, Dell Technologies had approximately 173 million shares of Class C Common Stock outstanding. As of such date, the 406,290,710 outstanding shares of Class A Common Stock held by Michael S. Dell, the Susan Lieberman Dell Separate Property Trust, MSDC Denali Investors, L.P. and MSDC Denali EIV, LLC, and the 136,986,858 outstanding shares of Class B Common Stock held by certain investment funds affiliated with Silver Lake Partners were convertible into shares of Class C Common Stock at any time on a one-to-one basis. After the initial lock-up expiration date, such shares, upon any conversion into shares of Class C Common Stock, will be eligible for resale in the public market pursuant to Rule 144 under the Securities Act, subject, as applicable, to volume, manner of sale, and other limitations under Rule 144. In addition, on the initial lock-up expiration date, transfer restrictions on the 18,181,818 outstanding shares of Class C Common Stock held by entities affiliated with Temasek Holdings (Private) Limited will expire, and such shares will be eligible for resale in the public market pursuant to Rule 144.

Further, as of May 3, 2019, Dell Technologies had approximately 30,209,009 shares of Class C Common Stock that may be issued upon the exercise of outstanding vested stock options under Dell Technologies’ stock incentive plans, all of which would have been, upon issuance, eligible for sale in the public market pursuant to Rule 144, subject to expiration or waiver of applicable contractual transfer restrictions that, subject to certain exceptions, are scheduled to expire beginning on the initial lock-up expiration date.

ITEM 6 — INDEX TO EXHIBITS

The Company hereby files or furnishes the exhibits listed below:

Exhibit Number	Description
4.1
Base Indenture, dated as of March 20, 2019, among Dell International L.L.C, EMC Corporation, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee and Notes Collateral Agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Dell Technologies Inc. (the “Company”) filed with the Securities and Exchange Commission (the “Commission”) on March 21, 2019) (Commission File No. 001-37867).

4.2
2024 Notes Supplemental Indenture No. 1, dated as of March 20, 2019, among Dell International L.L.C, EMC Corporation, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee and Notes Collateral Agent, including the form of Global Note for 4.000% Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2019) (Commission File No. 001-37867).

4.3
2026 Notes Supplemental Indenture No. 1, dated as of March 20, 2019, among Dell International L.L.C, EMC Corporation, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee and Notes Collateral Agent, including the form of Global Note for 4.900% Senior Notes due 2026 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2019) (Commission File No. 001-37867).

4.4
2029 Notes Supplemental Indenture No. 1, dated as of March 20, 2019, among Dell International L.L.C, EMC Corporation, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee and Notes Collateral Agent, including the form of Global Note for 5.300% Senior Notes due 2029 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2019) (Commission File No. 001-37867).

4.5
Registration Rights Agreement, dated as of March 20, 2019, among Dell International L.L.C, EMC Corporation, the guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., Citigroup Global Markets, Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co. and J.P. Morgan Securities LLC, as the representatives for the initial purchasers (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2019) (Commission File No. 001-37867).

4.6
2021 Notes Supplemental Indenture No. 5, dated as of March 20, 2019, among Dell International L.L.C, EMC Corporation, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2019) (Commission File No. 001-37867).

4.7
2024 Notes Supplemental Indenture No. 5, dated as of March 20, 2019, among Dell International L.L.C, EMC Corporation, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.10 to the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2019) (Commission File No. 001-37867).

4.8
Supplemental Indenture No. 5, dated as of March 20, 2019, among Dell International L.L.C, EMC Corporation, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee and Notes Collateral Agent (incorporated by reference to Exhibit 4.11 to the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2019) (Commission File No. 001-37867).

4.9
Joinder Agreement to the Registration Rights Agreement, dated March 20, 2019 (incorporated by reference to Exhibit 4.12 to the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2019) (Commission File No. 001-37867).

10.1
Fifth Amendment, dated as of March 13, 2019, to the Credit Agreement among Denali Intermediate Inc., Dell Inc., Dell International L.L.C., EMC Corporation, Credit Suisse AG, Cayman Islands Branch, as Term Loan B Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A., as Term Loan A/Revolver Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 14, 2019) (Commission File No. 001-37867).

10.2*
Form of Restricted Stock Unit Agreement under the Dell Technologies Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 19, 2019) (Commission File No. 001-37867).

10.3*
Form of Performance-Based Restricted Stock Unit Agreement under the Dell Technologies Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 19, 2019) (Commission File No. 001-37867).

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

Date: June 10, 2019