Form 10-Q
period 2019-08-02
Dell Technologies Inc
filed 2019-09-10
CIK 1571996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	August 2, 2019
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of September 3, 2019, there were 724,649,156 shares of the registrant’s common stock outstanding, consisting of 231,577,113 outstanding shares of Class C Common Stock, 373,736,005 outstanding shares of Class A Common Stock, and 119,336,038 outstanding shares of Class B Common Stock.

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

DELL TECHNOLOGIES INC.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in millions; unaudited)

	August 2, 2019	February 1, 2019
ASSETS
Current assets:
Cash and cash equivalents	$9,193	$9,676
Accounts receivable, net	11,586	12,371
Short-term financing receivables, net	4,473	4,398
Inventories, net	3,135	3,649
Other current assets	6,929	6,044
Total current assets	35,316	36,138
Property, plant, and equipment, net	5,568	5,259
Long-term investments	768	1,005
Long-term financing receivables, net	4,350	4,224
Goodwill	39,998	40,089
Intangible assets, net	19,719	22,270
Other non-current assets	9,801	2,835
Total assets	$115,520	$111,820
LIABILITIES, REDEEMABLE SHARES, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short-term debt	$5,949	$4,320
Accounts payable	19,411	19,213
Accrued and other	8,092	8,495
Short-term deferred revenue	13,568	12,944
Total current liabilities	47,020	44,972
Long-term debt	45,973	49,201
Long-term deferred revenue	11,780	11,066
Other non-current liabilities	6,628	6,327
Total liabilities	111,401	111,566
Commitments and contingencies (Note 10)
Redeemable shares (Note 17)	1,024	1,196
Stockholders’ equity (deficit):
Common stock and capital in excess of $0.01 par value (Note 14)	15,956	16,114
Treasury stock at cost	(65)	(63)
Accumulated deficit	(17,775)	(21,349)
Accumulated other comprehensive loss	(565)	(467)
Total Dell Technologies Inc. stockholders’ deficit	(2,449)	(5,765)
Non-controlling interests	5,544	4,823
Total stockholders’ equity (deficit)	3,095	(942)
Total liabilities, redeemable shares, and stockholders’ equity (deficit)	$115,520	$111,820

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	August 2, 2019	August 3, 2018	August 2, 2019	August 3, 2018
Net revenue:
Products	$18,110	$18,149	$34,864	$34,820
Services	5,260	4,793	10,414	9,478
Total net revenue	23,370	22,942	45,278	44,298
Cost of net revenue:
Products	13,889	14,943	26,968	28,549
Services	2,155	1,876	4,187	3,748
Total cost of net revenue	16,044	16,819	31,155	32,297
Gross margin	7,326	6,123	14,123	12,001
Operating expenses:
Selling, general, and administrative	5,578	4,961	10,649	9,905
Research and development	1,229	1,175	2,405	2,262
Total operating expenses	6,807	6,136	13,054	12,167
Operating income (loss)	519	(13)	1,069	(166)
Interest and other, net	(630)	(455)	(1,323)	(925)
Loss before income taxes	(111)	(468)	(254)	(1,091)
Income tax benefit	(4,343)	(7)	(4,815)	(92)
Net income (loss)	4,232	(461)	4,561	(999)
Less: Net income attributable to non-controlling interests	816	38	852	136
Net income (loss) attributable to Dell Technologies Inc.	$3,416	$(499)	$3,709	$(1,135)

Earnings (loss) per share attributable to Dell Technologies Inc. - basic:
Dell Technologies Common Stock	$4.75		$5.17
Class V Common Stock		$1.61		$3.97
DHI Group		$(1.44)		$(3.39)

Earnings (loss) per share attributable to Dell Technologies Inc. - diluted:
Dell Technologies Common Stock	$4.47		$4.84
Class V Common Stock		$1.58		$3.91
DHI Group		$(1.45)		$(3.40)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions; unaudited)

	Three Months Ended		Six Months Ended
	August 2, 2019	August 3, 2018	August 2, 2019	August 3, 2018
Net income (loss)	$4,232	$(461)	$4,561	$(999)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(78)	(261)	(236)	(603)
Available-for-sale investments:
Change in unrealized gains (losses)	—	6	—	(1)
Reclassification adjustment for net gains realized in net income (loss)	—	—	—	(1)
Net change in market value of investments	—	6	—	(2)
Cash flow hedges:
Change in unrealized gains	105	120	257	241
Reclassification adjustment for net (gains) losses included in net income (loss)	(68)	(77)	(126)	(46)
Net change in cash flow hedges	37	43	131	195
Pension and other postretirement plans:
Recognition of actuarial net gain from pension and other postretirement plans	1	—	8	—
Reclassification adjustments for net (gains) losses from pension and other	—	—	—	—
Net change in actuarial net gain from pension and other postretirement plans	1	—	8	—

Total other comprehensive loss, net of tax expense of $0 and $5, respectively, and $7 and $7, respectively	(40)	(212)	(97)	(410)
Comprehensive income (loss), net of tax	4,192	(673)	4,464	(1,409)
Less: Net income attributable to non-controlling interests	816	38	852	136
Less: Other comprehensive income (loss) attributable to non-controlling interests	—	1	1	(4)
Comprehensive income (loss) attributable to Dell Technologies Inc.	$3,376	$(712)	$3,611	$(1,541)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; continued on next page; unaudited)

	Six Months Ended
	August 2, 2019	August 3, 2018
Cash flows from operating activities:
Net income (loss)	$4,561	$(999)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,114	3,845
Stock-based compensation expense	564	415
Deferred income taxes	(5,541)	(679)
Provision for doubtful accounts — including financing receivables	76	81
Impairments	619	—
Other	5	98
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	632	76
Financing receivables	(362)	(748)
Inventories	503	(1,136)
Other assets	(1,010)	(520)
Accounts payable	240	2,630
Deferred revenue	1,482	1,117
Accrued and other liabilities	(921)	(388)
Change in cash from operating activities	3,962	3,792
Cash flows from investing activities:
Investments:
Purchases	(70)	(888)
Maturities and sales	430	1,322
Capital expenditures	(1,083)	(561)
Capitalized software development costs	(184)	(160)
Acquisition of businesses, net	(384)	—
Divestitures of businesses, net	—	142
Asset acquisitions, net	—	(38)
Asset dispositions, net	(3)	(6)
Other	11	27
Change in cash from investing activities	(1,283)	(162)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued; in millions; unaudited)

	Six Months Ended
	August 2, 2019	August 3, 2018
Cash flows from financing activities:
Share repurchases for tax withholdings of equity awards	(363)	(199)
Proceeds from the issuance of common stock of subsidiaries	151	653
Repurchases of common stock of subsidiaries	(1,044)	—
Proceeds from debt	12,201	4,637
Repayments of debt	(13,911)	(6,948)
Other	44	(130)
Change in cash from financing activities	(2,922)	(1,987)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(62)	(216)
Change in cash, cash equivalents, and restricted cash	(305)	1,427
Cash, cash equivalents, and restricted cash at beginning of the period	10,240	14,378
Cash, cash equivalents, and restricted cash at end of the period	$9,935	$15,805

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in millions; unaudited)

Three Months Ended August 2, 2019

	Common Stock and Capital in Excess of Par Value		Treasury Stock
	Dell Technologies Common Stock (a)
	Issued Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Dell Technologies Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Stockholders’ Equity (Deficit)
Balances as of May 3, 2019	721	$15,179	2	$(65)	$(21,053)	$(525)	$(6,464)	$4,803	$(1,661)
Net income	—	—	—	—	3,416	—	3,416	816	4,232
Foreign currency translation adjustments	—	—	—	—	—	(78)	(78)	—	(78)
Cash flow hedges, net change	—	—	—	—	—	37	37	—	37
Pension and other post-retirement	—	—	—	—	—	1	1	—	1
Issuance of common stock	5	88	—	—	—	—	88	—	88
Stock-based compensation expense	—	62	—	—	—	—	62	239	301
Revaluation of redeemable shares	—	750	—	—	—	—	750	—	750
Impact from equity transactions of non-controlling interests	—	(123)	—	—	(138)	—	(261)	(314)	(575)
Balances as of August 2, 2019	726	$15,956	2	$(65)	$(17,775)	$(565)	$(2,449)	$5,544	$3,095
_________________
(a) See Note 14 of the Notes to the Condensed Consolidated Financial Statements for additional information on Dell Technologies Common Stock.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in millions; unaudited)

Six Months Ended August 2, 2019

	Common Stock and Capital in Excess of Par Value		Treasury Stock
	Dell Technologies Common Stock (a)
	Issued Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Dell Technologies Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Stockholders’ Equity (Deficit)
Balances as of February 2, 2019	721	$16,114	2	$(63)	$(21,349)	$(467)	$(5,765)	$4,823	$(942)
Adjustment for adoption of accounting standards (Note 1)	—	—	—	—	3	—	3	—	3
Net income	—	—	—	—	3,709	—	3,709	852	4,561
Foreign currency translation adjustments	—	—	—	—	—	(236)	(236)	—	(236)
Cash flow hedges, net change	—	—	—	—	—	130	130	1	131
Pension and other post-retirement	—	—	—	—	—	8	8	—	8
Issuance of common stock	5	85	—	—	—	—	85	—	85
Stock-based compensation expense	—	104	—	—	—	—	104	460	564
Treasury stock repurchases	—	—	—	(2)	—	—	(2)	—	(2)
Revaluation of redeemable shares	—	172	—	—	—	—	172	—	172
Impact from equity transactions of non-controlling interests	—	(519)	—	—	(138)	—	(657)	(592)	(1,249)
Balances as of August 2, 2019	726	$15,956	2	$(65)	$(17,775)	$(565)	$(2,449)	$5,544	$3,095
_________________
(a) See Note 14 of the Notes to the Condensed Consolidated Financial Statements for additional information on Dell Technologies Common Stock.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in millions; unaudited)

Three Months Ended August 3, 2018

	Common Stock and Capital in Excess of Par Value				Treasury Stock
	DHI Group		Class V Common Stock		DHI Group		Class V Common Stock
	Issued Shares	Amount	Issued Shares	Amount	Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Dell Technologies Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Stockholders’ Equity (Deficit)
Balances as of May 4, 2018	570	$9,480	223	$10,041	1	$(53)	24	$(1,424)	$(7,438)	$(121)	$10,485	$6,495	$16,980
Net loss	—	—	—	—	—	—	—	—	(499)	—	(499)	38	(461)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(261)	(261)	—	(261)
Investments, net change	—	—	—	—	—	—	—	—	—	5	5	1	6
Cash flow hedges, net change	—	—	—	—	—	—	—	—	—	43	43	—	43
Issuance of common stock	1	(1)	—	—	—	—	—	—	—	—	(1)	—	(1)
Stock-based compensation expense	—	15	—	—	—	—	—	—	—	—	15	201	216
Treasury stock repurchases	—	—	—	—	1	(10)	—	—	—	—	(10)	—	(10)
Revaluation of redeemable shares	—	(1,212)	—	—	—	—	—	—	—	—	(1,212)	—	(1,212)
Impact from equity transactions of non-controlling interests	—	(2)	—	—	—	—	—	—	—	—	(2)	(87)	(89)
Balances as of August 3, 2018	571	$8,280	223	$10,041	2	$(63)	24	$(1,424)	$(7,937)	$(334)	$8,563	$6,648	$15,211

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in millions; unaudited)

Six Months Ended August 3, 2018

	Common Stock and Capital in Excess of Par Value					Treasury Stock
	DHI Group			Class V Common Stock		DHI Group		Class V Common Stock
	Issued Shares		Amount	Issued Shares	Amount	Shares	Amount	Shares		Amount	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Dell Technologies Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Stockholders’ Equity (Deficit)
Balances as of February 2, 2018	571		$9,848	223	$10,041	1	$(16)	24		$(1,424)	$(6,860)	$130	$11,719	$5,766	$17,485
Adjustment for adoption of accounting standards	—		—	—	—	—	—	—	—	—	58	(58)	—	(5)	(5)
Net loss	—	—	—	—	—	—	—	—	—	—	(1,135)	—	(1,135)	136	(999)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	(603)	(603)	—	(603)
Investments, net change	—	—	—	—	—	—	—	—	—	—	—	—	—	(2)	(2)
Cash flow hedges, net change	—	—	—	—	—	—	—	—	—	—	—	197	197	(2)	195
Issuance of common stock	—		(4)	—	—	—		—		—	—	—	(4)	—	(4)
Stock-based compensation expense	—		37	—	—	—	—	—		—	—	—	37	378	415
Treasury stock repurchases	—		—	—	—	1	(47)	—		—	—	—	(47)	—	(47)
Revaluation of redeemable shares	—		(1,672)	—	—	—	—	—		—	—	—	(1,672)	—	(1,672)
Impact from equity transactions of non-controlling interests	—		71	—	—	—	—	—		—	—	—	71	377	448
Balances as of August 3, 2018	571		$8,280	223	$10,041	2	$(63)	24		$(1,424)	$(7,937)	$(334)	$8,563	$6,648	$15,211

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

Basis of Presentation — The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes filed with the U.S. Securities and Exchange Commission (“SEC”) in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2019. These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of Dell Technologies Inc. as of August 2, 2019 and February 1, 2019, the results of its operations and corresponding comprehensive income (loss) for the three and six months ended August 2, 2019 and August 3, 2018, and its cash flows for the six months ended August 2, 2019 and August 3, 2018.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and the accompanying Notes. Actual results could differ materially from those estimates. The results of operations and comprehensive income (loss) for the three and six months ended August 2, 2019 and August 3, 2018 and the cash flows for the six months ended August 2, 2019 and August 3, 2018 are not necessarily indicative of the results to be expected for the full fiscal year or for any other fiscal period.

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

Pivotal Initial Public Offering — On April 24, 2018, Pivotal, which is majority-owned by Dell Technologies, completed a registered underwritten initial public offering (“IPO”) of its Class A common stock (NYSE: PVTL). The results of Pivotal’s operations are included in other businesses. For more information regarding the Company’s ownership of Pivotal, see Note 13 and Note 20 of the Notes to the Condensed Consolidated Financial Statements.

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
The Company uses the implicit rate when readily determinable. As most of the leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date to determine the present value of lease payments. Incremental borrowing rates used to determine the present value of lease payments were derived by reference to the Company’s secured-debt yields corresponding to the lease commencement date.

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

The Company’s office building agreements contain costs such as common area maintenance and other executory costs that are variable in nature. Variable lease costs are expensed as incurred. The Company combines lease and non-lease components, such as common area and other maintenance costs, in calculating the ROU assets and lease liabilities for its office buildings and employee vehicles. Under certain service agreements with third-party logistics providers, the Company directs the use of the inventory within the warehouses and, therefore, controls the assets. The warehouses and some of the equipment used are considered embedded leases. The Company accounts for the lease and non-lease components separately. The lease components consist of the warehouses and some of the equipment, such as conveyor belts. The non-lease components consist of services and other shared equipment, such as material handling and transportation. The Company allocates the consideration to the lease and non-lease components using their relative standalone values. See Note 5 of the Notes to the Condensed Consolidated Financial Statements for additional information.

Accounting for Leases as a Lessor — The Company’s wholly-owned subsidiary Dell Financial Services and its affiliates (“DFS”) acts as a lessor to provide equipment financing to customers through a variety of lease arrangements (“DFS leases”). Subsequent to the adoption of the new lease standard, new DFS leases are classified as sales-type leases, direct financing leases, or operating leases. Direct financing leases under the new lease standard are immaterial. Leases that commenced prior to the adoption of the new lease standard were not reassessed or restated pursuant to the practical expedients elected and will continue to be accounted for under previous lease accounting guidance.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

When a contract includes lease and non-lease components, DFS allocates consideration under the contract to each component based on relative standalone selling price. Whenever the terms of the lease transfer control to the lessee, the contract is typically classified as a sales-type lease. Through these arrangements, the lessee has the right to substantially all of the economic benefits from use of the identified asset and has the right to direct the use of such asset during the period of use. In many arrangements, the lessee also retains ownership at the end of the lease term. On commencement of sales-type leases, the Company recognizes profit up-front, and amounts due from the customer under the lease contract are recognized as financing receivables on the Consolidated Statements of Financial Position. Interest income is recognized as Net revenue over the term of the lease based on the effective interest method. For sales and other taxes collected from the lessee, the Company has elected not to include such taxes as part of lease revenue.

All other leases which do not meet the definition of a sales-type lease or direct financing lease are classified as operating leases. The underlying asset in an operating lease arrangement is carried at depreciated cost as “Equipment under operating leases” within Property, plant, and equipment, net on the Consolidated Statements of Financial Position. Depreciation is calculated using the straight-line method over the term of the underlying lease contract and is recognized as Cost of net revenue. The depreciable basis is the original cost of the equipment less the estimated residual value of the equipment at the end of the lease term. The Company recognizes operating lease revenue on a straight-line basis over the lease term and expenses deferred initial direct costs on the same basis. Impairment of equipment under operating leases is assessed on the same basis as other long-lived assets.

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

Financing Receivables — Financing receivables are presented net of allowance for losses and consist of customer receivables and residual interest. Customer receivables, gross includes amounts due from customers under revolving loans, fixed-term loans, fixed-term sales-type or direct financing leases, and accrued interest. The Company has two portfolios, consisting of: (1) fixed-term leases and loans and (2) revolving loans, and assesses risk at the portfolio level to determine the appropriate allowance levels. The portfolio segments are further segregated into classes based on products, customer type, and credit risk evaluation: (1) Revolving - Dell Preferred Account (“DPA”); (2) Revolving - Dell Business Credit (“DBC”); and (3) Fixed-term - Consumer and Commercial. Fixed-term leases and loans are offered to qualified small and medium-sized businesses, large commercial accounts, governmental organizations, and educational entities. Additionally, fixed-term loans are also offered to certain individual consumer customers. Revolving loans are offered under private label credit financing programs. The DPA revolving loan programs are offered to individual consumer customers and the DBC revolving loan programs are offered to small and medium-sized business customers.

The Company retains a residual interest in equipment leased under its fixed-term lease programs. The amount of the residual interest is established at the inception of the lease based upon estimates of the value of the equipment at the end of the lease term using historical studies, industry data, and future value-at-risk demand valuation methods. On a quarterly basis, the Company assesses the carrying amount of its recorded residual values for impairment. Anticipated declines in specific future residual values that are considered to be other-than-temporary are recorded currently in earnings. Generally, residual value risk on equipment under lease is not considered to be significant because of the existence of a secondary market with respect to the equipment. The lease agreement also clearly defines applicable return conditions and remedies for non-compliance, to ensure that the leased equipment will be in good operating condition upon return. Model changes and updates, as well as market strength and product acceptance, are monitored and adjustments are made to residual values in accordance with the significance of any such changes. Remarketing sales staff works closely with customers and dealers to manage the sale of lease returns and the recovery of residual exposure. As of August 2, 2019, the Company has not recorded significant residual value impairment.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 3 — FAIR VALUE MEASUREMENTS AND INVESTMENTS

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

	August 2, 2019				February 1, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(in millions)
Assets:
Cash and cash equivalents:
Money market funds	$4,832	$—	$—	$4,832	$5,221	$—	$—	$5,221
Equity and other securities	8	—	—	8	314	20	—	334
Derivative instruments	—	251	—	251	—	97	—	97
Total assets	$4,840	$251	$—	$5,091	$5,535	$117	$—	$5,652
Liabilities:
Derivative instruments	$—	$36	$—	$36	$—	$60	$—	$60
Total liabilities	$—	$36	$—	$36	$—	$60	$—	$60

The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value:

Money Market Funds — The Company’s investment in money market funds that are classified as cash equivalents hold underlying investments with a weighted average maturity of 90 days or less and are recognized at fair value. The valuations of these securities are based on quoted prices in active markets for identical assets, when available, or pricing models whereby all significant inputs are observable or can be derived from or corroborated by observable market data. The Company reviews security pricing and assesses liquidity on a quarterly basis. As of August 2, 2019, the Company’s U.S. portfolio had no material exposure to money market funds with a fluctuating net asset value.

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

Deferred Compensation Plans —The Company offers deferred compensation plans for eligible employees, which allow participants to defer payment for a portion of their compensation. Assets were the same as liabilities associated with the plans at approximately $226 million and $192 million as of August 2, 2019 and February 1, 2019, respectively, and are included in other assets and other liabilities on the Condensed Consolidated Statements of Financial Position. The net impact to the Condensed Consolidated Statements of Income (Loss) is not material since changes in the fair value of the assets substantially offset changes in the fair value of the liabilities. As such, assets and liabilities associated with these plans have not been included in the above table. These fair values were determined based on observable market prices in a less active market or based on valuation methodologies using observable inputs and were categorized as Level 2 in the fair value hierarchy.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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

As of August 2, 2019 and February 1, 2019, the Company held private strategic investments of $760 million and $671 million, respectively. As these investments represent early-stage companies without readily determinable fair values, they are not included in the recurring fair value table above.

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

Carrying Value and Estimated Fair Value of Outstanding Debt — The following table presents the carrying value and estimated fair value of the Company’s outstanding debt as described in Note 6 of the Notes to the Condensed Consolidated Financial Statements, including the current portion, as of the dates indicated:

	August 2, 2019		February 1, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in billions)
Senior Secured Credit Facilities	$9.4	$9.5	$12.5	$12.6
First Lien Notes	$20.5	$22.8	$19.8	$21.0
Unsecured Notes and Debentures	$1.2	$1.4	$1.8	$1.9
Senior Notes	$3.2	$3.4	$3.1	$3.4
EMC Notes	$3.0	$3.0	$3.0	$2.9
VMware Notes	$4.0	$4.0	$4.0	$3.9
Margin Loan Facility	$4.0	$4.0	$3.3	$3.4

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

Investments

The following table presents the carrying value of the Company’s strategic investments in publicly-traded and privately-held companies as of the dates indicated:

	August 2, 2019				February 1, 2019
	Cost	Unrealized Gain	Unrealized (Loss)	Carrying Value	Cost	Unrealized Gain	Unrealized (Loss)	Carrying Value
	(in millions)
Equity and other securities	$715	$78	$(25)	$768	$638	$539	$(172)	$1,005

For the six months ended August 2, 2019, the equity and other securities without readily determinable fair values increased by $78 million, due to upward adjustments for observable price changes, offset by $8 million of downward adjustments that were primarily attributable to impairments. The remainder of equity and other securities consists of publicly-traded investments that are measured at fair value on a recurring basis.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 4 — FINANCIAL SERVICES

The Company offers or arranges various financing options, services, and alternative payment structures for its customers in North America, Europe, Australia, and New Zealand through DFS. The Company also arranges financing for some of its customers in various countries where DFS does not currently operate as a captive enterprise. The key activities of DFS include originating, collecting, and servicing customer financing arrangements primarily related to the purchase or use of Dell Technologies products and services. In some cases, DFS also offers financing on the purchase of third-party technology products that complement the Dell Technologies portfolio of products and services. New financing originations were $2.0 billion and $1.9 billion for the three months ended August 2, 2019 and August 3, 2018, respectively, and were $3.7 billion and $3.6 billion for the six months ended August 2, 2019 and August 3, 2018, respectively.

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Financing Receivables

The following table presents the components of the Company’s financing receivables segregated by portfolio segment as of the dates indicated:

	August 2, 2019			February 1, 2019
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total
	(in millions)
Financing receivables, net:
Customer receivables, gross (a)	$778	$7,544	$8,322	$835	$7,249	$8,084
Allowances for losses	(67)	(71)	(138)	(75)	(61)	(136)
Customer receivables, net	711	7,473	8,184	760	7,188	7,948
Residual interest	—	639	639	—	674	674
Financing receivables, net	$711	$8,112	$8,823	$760	$7,862	$8,622
Short-term	$711	$3,762	$4,473	$760	$3,638	$4,398
Long-term	$—	$4,350	$4,350	$—	$4,224	$4,224

____________________

(a)	Customer receivables, gross includes amounts due from customers under revolving loans, fixed-term loans, fixed-term sales-type or direct financing leases, and accrued interest.

The following tables present the changes in allowance for financing receivable losses for the periods indicated:

	Three Months Ended
	August 2, 2019			August 3, 2018
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total
	(in millions)
Allowance for financing receivable losses:
Balances at beginning of period	$70	$73	$143	$77	$62	$139
Charge-offs, net of recoveries	(15)	(9)	(24)	(19)	(12)	(31)
Provision charged to income statement	12	7	19	17	1	18
Balances at end of period	$67	$71	$138	$75	$51	$126

	Six Months Ended
	August 2, 2019			August 3, 2018
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total
	(in millions)
Allowance for financing receivable losses:
Balances at beginning of period	$75	$61	$136	$81	$64	$145
Charge-offs, net of recoveries	(35)	(12)	(47)	(39)	(17)	(56)
Provision charged to income statement	27	22	49	33	4	37
Balances at end of period	$67	$71	$138	$75	$51	$126

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Aging

The following table presents the aging of the Company’s customer financing receivables, gross, including accrued interest, segregated by class, as of the dates indicated:

	August 2, 2019				February 1, 2019
	Current	Past Due 1 — 90 Days	Past Due >90 Days	Total	Current	Past Due 1 — 90 Days	Past Due >90 Days	Total
	(in millions)
Revolving — DPA	$537	$47	$18	$602	$583	$53	$21	$657
Revolving — DBC	153	19	4	176	155	19	4	178
Fixed-term — Consumer and Commercial	6,749	688	107	7,544	6,282	878	89	7,249
Total customer receivables, gross	$7,439	$754	$129	$8,322	$7,020	$950	$114	$8,084

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

	August 2, 2019				February 1, 2019
	Higher	Mid	Lower	Total	Higher	Mid	Lower	Total
	(in millions)
Revolving — DPA	$121	$178	$303	$602	$128	$192	$337	$657
Revolving — DBC	$45	$54	$77	$176	$47	$54	$77	$178
Fixed-term — Consumer and Commercial	$4,377	$1,892	$1,275	$7,544	$3,980	$1,984	$1,285	$7,249

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Leases

Interest income on sales-type lease receivables was $66 million and $130 million for the three and six months ended August 2, 2019, respectively.

The following table presents the net revenue, cost of net revenue, and gross margin recognized at the commencement date of sales-type leases for the periods indicated:

	Three Months Ended	Six Months Ended
	August 2, 2019	August 2, 2019
	(in millions)
Net revenue — products	$223	$353
Cost of net revenue — products	179	260
Gross margin — products	$44	$93

The following table presents the future maturity of the Company’s fixed-term customer leases and associated financing payments, and reconciles the undiscounted cash flows to the customer receivables, gross recognized on the Condensed Consolidated Statements of Financial Position as of the date indicated:

August 2, 2019
Fiscal Years	(in millions)
Fiscal 2020 (remaining six months)	$1,488
Fiscal 2021	2,115
Fiscal 2022	1,322
Fiscal 2023	542
Fiscal 2024 and beyond	198
Total undiscounted cash flows	5,665
Fixed-term loans	2,373
Revolving loans	778
Less: unearned income	(494)
Total customer receivables, gross	$8,322

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Operating Leases

The following table presents the components of the Company’s operating lease portfolio included in Property, plant, and equipment, net as of the date indicated:

August 2, 2019
(in millions)
Equipment under operating lease, gross	$455
Less: accumulated depreciation	(29)
Equipment under operating lease, net	$426

As of February 1, 2019, the Company’s equipment under operating lease, net was immaterial.

Operating lease income relating to lease payments was $27 million and $31 million for the three and six months ended August 2, 2019, respectively. Depreciation expense was $21 million and $24 million for the three and six months ended August 2, 2019, respectively.

The following table presents the future payments to be received by the Company as lessor in operating lease contracts as of the date indicated:

August 2, 2019
Fiscal Years	(in millions)
Fiscal 2020 (remaining six months)	$79
Fiscal 2021	140
Fiscal 2022	132
Fiscal 2023	55
Fiscal 2024 and beyond	3
Total	$409

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

DFS Debt

The Company maintains programs that facilitate the funding of leases, loans, and other alternative payment structures in the capital markets. For DFS debt under securitization programs, the Company’s risk of loss is limited to transferred lease and loan payments and associated equipment, and the credit holders under these programs have no recourse to the Company. The following table presents DFS debt as of the dates indicated. The table excludes the allocated portion of the Company’s other borrowings, which represents the additional amount considered to fund the DFS business.

	August 2, 2019	February 1, 2019
	(in millions)
DFS U.S. debt:
Securitization facilities	$2,287	$1,914
Fixed-term securitization offerings	2,438	2,303
Other	201	223
Total DFS U.S. debt	4,926	4,440
DFS international debt:
Securitization facility	690	584
Other borrowings	831	708
Note payable	198	197
Total DFS international debt	1,719	1,489
Total DFS debt	$6,645	$5,929
Total short-term DFS debt	$3,703	$3,113
Total long-term DFS debt	$2,942	$2,816

DFS U.S. Debt

Securitization Facilities — The Company maintains separate securitization facilities in the United States for fixed-term leases and loans and for revolving loans. This debt is collateralized solely by the U.S. loan and lease payments and associated equipment in the facilities. The debt has a variable interest rate and the duration of the debt is based on the terms of the underlying loan and lease payment streams. As of August 2, 2019, the total debt capacity related to the U.S. securitization facilities was $3.9 billion. The Company enters into interest swap agreements to effectively convert a portion of its securitization debt from a floating rate to a fixed rate. See Note 7 of the Notes to the Condensed Consolidated Financial Statements for additional information about interest rate swaps.

The Company’s U.S. securitization facility for revolving loans is effective through June 25, 2022. The Company’s two U.S. securitization facilities for fixed-term leases and loans are effective through February 22, 2020 and July 26, 2022, respectively. Subsequent to August 2, 2019, the Company renewed one of its facilities to extend the effective date from February 22, 2020 to August 22, 2021, and to increase the total U.S. securitization debt capacity by $0.1 billion.

The securitization facilities contain standard structural features related to the performance of the securitized receivables, which include defined credit losses, delinquencies, average credit scores, and minimum collection requirements. In the event one or more of these criteria are not met and the Company is unable to restructure the facility, no further funding of receivables will be permitted and the timing of the Company’s expected cash flows from over-collateralization will be delayed. As of August 2, 2019, these criteria were met.

Fixed-Term Securitization Offerings — The Company periodically issues asset-backed debt securities under fixed-term securitization programs to private investors. The asset-backed debt securities are collateralized solely by the U.S. fixed-term leases and loans in the offerings, which are held by Special Purpose Entities (“SPEs”), as discussed below. The interest rate on these securities is fixed and ranges from 2.14% to 3.97% per annum, and the duration of these securities is based on the terms of the underlying lease and loan payment streams.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

DFS International Debt

Securitization Facility — The Company maintains a securitization facility in Europe for fixed-term leases and loans. This facility is effective through December 21, 2020 and has a total debt capacity of $887 million as of August 2, 2019.

The securitization facility contains standard structural features related to the performance of the securitized receivables which include defined credit losses, delinquencies, average credit scores, and minimum collection requirements. In the event one or more of these criteria are not met and the Company is unable to restructure the program, no further funding of receivables will be permitted and the timing of the Company’s expected cash flows from over-collateralization will be delayed. As of August 2, 2019, these criteria were met.

Other Borrowings — In connection with the Company’s international financing operations, the Company has entered into revolving structured financing debt programs related to its fixed-term lease and loan products sold in Canada, Europe, Australia, and New Zealand. The Canadian facility, which is collateralized solely by Canadian loan and lease payments and associated equipment, had a total debt capacity of $227 million as of August 2, 2019, and is effective through January 16, 2023. The European facility, which is collateralized solely by European loan and lease payments and associated equipment, had a total debt capacity of $665 million as of August 2, 2019, and is effective through December 14, 2020. The Australia and New Zealand facility, which is collateralized solely by Australia and New Zealand loan and lease payments and associated equipment, had a total debt capacity of $190 million as of August 2, 2019, and is effective through January 29, 2020.

Note Payable — On November 27, 2017, the Company entered into an unsecured credit agreement to fund receivables in Mexico. As of August 2, 2019, the aggregate principal amount of the note payable is $198 million. The note bears interest at either the applicable London Interbank Offered Rate (“LIBOR”) plus 2.25%, for the borrowings denominated in U.S. dollars, or the Mexican Interbank Equilibrium Interest Rate (“TIIE”) plus 2.00%, for the borrowings denominated in Mexican pesos. The note will mature on December 1, 2020. Although the note is unsecured, the Company intends to manage the note in the same manner as its structured financing programs, so that the collections from loan and lease payments and associated equipment in Mexico will be used to pay down principal and interest of the note.

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

The following table presents financing receivables and equipment under operating leases, net held by the consolidated VIEs as of the dates indicated:

	August 2, 2019	February 1, 2019
	(in millions)
Assets held by consolidated VIEs, net:
Short-term, net	$3,072	$2,940
Long-term, net	3,011	2,508
Assets held by consolidated VIEs, net	$6,083	$5,448

Loan and lease payments and associated equipment transferred via securitization through SPEs were $1.3 billion and $1.2 billion for the three months ended August 2, 2019 and August 3, 2018, respectively, and $2.8 billion and $2.5 billion for the six months ended August 2, 2019 and August 3, 2018, respectively.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Some of the SPEs have entered into financing arrangements with multi-seller conduits that, in turn, issue asset-backed debt securities in the capital markets. The DFS debt outstanding, which is collateralized by the loan and lease payments and associated equipment held by the consolidated VIEs, was $5.4 billion and $4.8 billion as of August 2, 2019 and February 1, 2019, respectively. The Company’s risk of loss related to securitized receivables is limited to the amount by which the Company’s right to receive collections for assets securitized exceeds the amount required to pay interest, principal, and fees and expenses related to the asset-backed securities. The Company provides credit enhancement to the securitization in the form of over-collateralization.

Customer Receivable Sales

To manage certain concentrations of customer credit exposure, the Company may sell selected fixed-term customer receivables to unrelated third parties on a periodic basis. The amount of customer receivables sold was $246 million and $271 million for the six months ended August 2, 2019 and August 3, 2018, respectively.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 5 — LEASES

The Company enters into leasing transactions in which the Company is lessee. These lease contracts are typically classified as operating leases. The Company’s lease contracts are generally for office buildings used to conduct its business, and the determination of whether such contracts contain leases generally does not require significant estimates or judgments. The Company also leases certain global logistics warehouses, employee vehicles, and equipment. As of August 2, 2019, the remaining terms of the Company’s leases range from one year to 27 years.

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

In adopting the new lease standard discussed in Note 1 and Note 2 of the Notes to the Condensed Consolidated Financial Statements, the Company elected to apply a transition method that does not require the retrospective application to periods prior to adoption. Financial information associated with the Company’s leases in which the Company is lessee is contained in this footnote. As of August 2, 2019, there were no material finance leases for which the Company was a lessee.

The following table presents components of lease costs included in the Condensed Consolidated Statements of Income (Loss) for the periods indicated:

	Three Months Ended	Six Months Ended
	August 2, 2019	August 2, 2019
	(in millions)
Operating lease costs	$126	$243
Variable costs	41	79
Total lease costs	$167	$322

During the six months ended August 2, 2019, sublease income, finance lease costs, and short-term lease costs were immaterial.

The following table presents supplemental information related to operating leases included in the Condensed Consolidated Statements of Financial Position as of the date indicated:

	Classification	August 2, 2019
		(in millions, except for term and discount rate)
Operating lease ROU assets	Other non-current assets	$1,630

Current operating lease liabilities	Accrued and other current liabilities	$412
Non-current operating lease liabilities	Other non-current liabilities	1,234
Total operating lease liabilities		$1,646

Weighted-average remaining lease term (in years)		8.82
Weighted-average discount rate		3.99%

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents supplemental cash flow information related to leases for the period indicated:

Six Months Ended
August 2, 2019
(in millions)
Cash paid for amounts included in the measurement of lease liabilities - operating cash outflows from operating leases	$241

ROU assets obtained in exchange for new operating lease liabilities	$254

The following table presents the future maturity of the Company’s operating lease liabilities under non-cancelable leases and reconciles the undiscounted cash flows for these leases to the lease liability recognized on the Condensed Consolidated Statements of Financial Position as of the date indicated:

August 2, 2019
Fiscal Years	(in millions)
Fiscal 2020 (remaining six months)	$224
Fiscal 2021	419
Fiscal 2022	321
Fiscal 2023	234
Fiscal 2024	153
Thereafter	696
Total lease payments	$2,047
Less: Imputed interest	(401)
Total	$1,646
Current operating lease liabilities	$412
Non-current operating lease liabilities	$1,234

The amount of future lease commitments after Fiscal 2024 is primarily for the ground lease on VMware, Inc.’s Palo Alto, California headquarter facilities, which expires in Fiscal 2047.

As of August 2, 2019, the Company has additional operating leases that have not yet commenced of $393 million. These operating leases will commence during Fiscal 2020 and Fiscal 2021 with lease terms of one year to 16 years.

Disclosure related to periods prior to adoption of the new lease standard

Prior to the adoption of the new lease standard, the Company had the following future minimum lease payments under non-cancelable leases:

February 1, 2019
Fiscal Years	(in millions)
Fiscal 2020	$371
Fiscal 2021	314
Fiscal 2022	240
Fiscal 2023	175
Fiscal 2024	113
Thereafter	643
Total	$1,856

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 6 — DEBT

The following table presents the Company’s outstanding debt as of the dates indicated:

	August 2, 2019	February 1, 2019
	(in millions)
Secured Debt
Senior Secured Credit Facilities:
4.24% Term Loan B Facility due September 2023	$4,913	$4,938
4.16% Term Loan A-2 Facility due September 2021	—	4,116
3.99% Term Loan A-4 Facility due December 2023	1,009	1,650
4.25% Term Loan A-5 Facility due December 2019	—	2,016
4.07% Term Loan A-6 Facility due March 2024	3,588	—
First Lien Notes:
3.48% due June 2019	—	3,750
4.42% due June 2021	4,500	4,500
5.45% due June 2023	3,750	3,750
4.00% due July 2024	1,000	—
6.02% due June 2026	4,500	4,500
4.90% due October 2026	1,750	—
5.30% due October 2029	1,750	—
8.10% due July 2036	1,500	1,500
8.35% due July 2046	2,000	2,000
Unsecured Debt
Unsecured Notes and Debentures:
5.875% due June 2019	—	600
4.625% due April 2021	400	400
7.10% due April 2028	300	300
6.50% due April 2038	388	388
5.40% due September 2040	264	264
Senior Notes:
5.875% due June 2021	1,625	1,625
7.125% due June 2024	1,625	1,625
EMC Notes:
2.650% due June 2020	2,000	2,000
3.375% due June 2023	1,000	1,000
VMware Notes:
2.30% due August 2020	1,250	1,250
2.95% due August 2022	1,500	1,500
3.90% due August 2027	1,250	1,250
DFS Debt (Note 4)	6,645	5,929
Other
4.51% Margin Loan Facility due April 2022	4,000	3,350
Other	85	38
Total debt, principal amount	$52,592	$54,239

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	August 2, 2019	February 1, 2019
	(in millions)
Total debt, principal amount	$52,592	$54,239
Unamortized discount, net of unamortized premium	(252)	(271)
Debt issuance costs	(418)	(447)
Total debt, carrying value	$51,922	$53,521
Total short-term debt, carrying value	$5,949	$4,320
Total long-term debt, carrying value	$45,973	$49,201

During the six months ended August 2, 2019, the Company repaid the remaining principal amount of approximately $1,277 million of its Term Loan A-2 Facility described below under “Refinancing Transactions,” $620 million principal amount of its Term Loan A-4 Facility, $600 million principal amount of its 5.875% senior notes due June 2019 upon maturity, and approximately $91 million of principal amortization under its term loan facilities. Additionally, during the six months ended August 2, 2019, the Company issued an additional $0.7 billion, net, in DFS debt to support the expansion of its financing receivables portfolio.

Refinancing Transactions

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

On March 20, 2019, Dell International L.L.C. and EMC Corporation, both which are wholly-owned subsidiaries of Dell Technologies Inc., completed a private offering of multiple series of First Lien Notes in an aggregate principal amount of $4.5 billion. The principal amount, interest rate, and maturity of each series of such First Lien Notes were $1,000 million of 4.00% First Lien Notes due July 15, 2024, $1,750 million of 4.90% First Lien Notes due October 1, 2026, and $1,750 million of 5.30% First Lien Notes due October 1, 2029.

A majority of the proceeds from the First Lien Notes issued on March 20, 2019 was used to repay all of the outstanding $3,750 million First Lien Notes due June 2019. In addition, proceeds of approximately $800 million of borrowings under the new Term Loan A-6 Facility, the proceeds of the $650 million increase in the Margin Loan Facility, and a portion of the proceeds from the 2019 First Lien Notes were used to repay all of the Company’s outstanding amounts under the Term Loan A-5 Facility due December 2019. During the three months ended May 3, 2019, the remaining proceeds available from the 2019 First Lien Notes were used to repay $550 million of outstanding amounts under the Term Loan A-2 Facility and to pay related premiums, accrued interest, fees, and expenses. The Term Loan A-2 Facility was subsequently paid off as of August 2, 2019.

The refinancing and amendments were evaluated in accordance with FASB ASC 470, “Debt-Modifications and Extinguishments.” The amendment to the Margin Loan Agreement and the term debt refinancing were accounted for as modifications for all existing lenders and as new issuances for new lenders. The First Lien Notes issued on March 20, 2019 were accounted for as new issuances for all lenders, and repayment of the Company’s outstanding amounts under the Term Loan A-5 Facility was accounted for as an extinguishment. During the three months ended May 3, 2019, the Company capitalized $74.5 million in new fees paid to creditors as a result of the modifications and new issuances. In addition, the Company recognized expenses of $32.3 million in unamortized costs and $7.1 million in new third-party costs during the three months ended May 3, 2019.

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

As of August 2, 2019, available borrowings under the Revolving Credit Facility totaled $4.5 billion. The Senior Secured Credit Facilities provide that the borrowers have the right at any time, subject to customary conditions, to request incremental term loans or incremental revolving commitments.

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

The Term Loan B Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount. The Term Loan A-4 Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 5% of the original principal amount in each of the first four years after the facility closing date of December 20, 2018, and 80% of the original principal amount in the fifth year after December 20, 2018. The Term Loan A-6 Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 5% of the original principal amount in each of the first four years after the facility closing date of March 13, 2019, and 80% of the original principal amount in the fifth year after March 13, 2019. The Revolving Credit Facility has no amortization.

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

First Lien Notes — The senior secured notes (collectively, the “First Lien Notes”) were issued on June 1, 2016 and March 20, 2019 in an aggregate principal amount of $20.0 billion and $4.5 billion, respectively. As stated above, the Company used a portion of the $4.5 billion proceeds to repay all of the outstanding $3,750 million First Lien Notes due June 2019. Interest on these borrowings is payable semiannually. The First Lien Notes are secured on a pari passu basis with the Senior Secured Credit Facilities, on a first-priority basis by substantially all of the tangible and intangible assets of the issuers and guarantors that secure obligations under the Senior Secured Credit Facilities, including pledges of all capital stock of the issuers, Dell, and certain wholly-owned material subsidiaries of the issuers and the guarantors, subject to certain exceptions.

The Company has agreed to use commercially reasonable efforts to register with the SEC notes having terms substantially identical to the terms of the First Lien Notes as part of an offer to exchange such registered notes for the First Lien Notes. The Company will be obligated to pay additional interest on the First Lien Notes if it fails to consummate such an exchange offer within five years after the closing date of the EMC merger transaction, in the case of the First Lien Notes issued on June 1, 2016, and within five years after their issue date, in the case of the First Lien Notes issued on March 20, 2019.
.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

China Revolving Credit Facility — During the three months ended May 3, 2019, the Company renewed its credit agreement (the “China Revolving Credit Facility”) with a bank lender for a secured revolving loan facility in an aggregate principal amount not to exceed $500 million at an interest rate of LIBOR plus 0.6% per annum. The facility will expire on February 26, 2020. As of August 2, 2019, there were no outstanding borrowings under the China Revolving Credit Facility.

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

VMware Revolving Credit Facility — On September 12, 2017, VMware, Inc. entered into an unsecured credit agreement, establishing a revolving credit facility (the “VMware Revolving Credit Facility”) with a syndicate of lenders that provides the company with a borrowing capacity of up to $1.0 billion which may be used for VMware, Inc. general corporate purposes. Commitments under the VMware Revolving Credit Facility are available for a period of five years, which may be extended, subject to the satisfaction of certain conditions, by up to two one year periods. The credit agreement contains certain representations, warranties, and covenants. Commitment fees, interest rates, and other terms of borrowing under the VMware Revolving Credit Facility may vary based on VMware, Inc.’s external credit ratings. None of the net proceeds of such borrowings will be made available to support the operations or satisfy any corporate purposes of Dell Technologies, other than the operations and corporate purposes of VMware, Inc. and VMware, Inc.’s subsidiaries. As of August 2, 2019, there were no outstanding borrowings under the VMware Revolving Credit Facility.

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Margin Loan Facility will mature in April 2022. The borrower may voluntarily repay outstanding loans under the Margin Loan Facility at any time without premium or penalty, other than customary “breakage” costs, subject to certain minimum threshold amounts for prepayment.

Pivotal Revolving Credit Facility — On September 7, 2017, Pivotal entered into a credit agreement (the “Pivotal Revolving Credit Facility”) that provides for a senior secured revolving loan facility in an aggregate principal amount not to exceed $100 million. The credit facility contains customary representations, warranties, and covenants, including financial covenants. The credit agreement will expire on September 8, 2020, unless it is terminated earlier. None of the net proceeds of borrowings under the facility will be made available to support the operations or satisfy any corporate purposes of Dell Technologies, other than the operations and corporate purposes of Pivotal and Pivotal’s subsidiaries. As of August 2, 2019, there were no outstanding borrowings under the Pivotal Revolving Credit Facility.

Aggregate Future Maturities

The following table presents the aggregate future maturities of the Company’s debt as of August 2, 2019 for the periods indicated:

	Maturities by Fiscal Year
	2020 (remaining six months)	2021	2022	2023	2024	Thereafter	Total
	(in millions)
Senior Secured Credit Facilities and First Lien Notes	$116	$174	$4,732	$290	$11,722	$13,226	$30,260
Unsecured Notes and Debentures	—	—	400	—	—	952	1,352
Senior Notes and EMC Notes	—	2,000	1,625	—	1,000	1,625	6,250
VMware Notes	—	1,250	—	1,500	—	1,250	4,000
DFS Debt	2,140	3,051	980	438	36	—	6,645
Margin Loan Facility	—	—	—	4,000	—	—	4,000
Other	13	18	7	8	7	32	85
Total maturities, principal amount	2,269	6,493	7,744	6,236	12,765	17,085	52,592
Associated carrying value adjustments	—	(5)	(78)	(28)	(142)	(417)	(670)
Total maturities, carrying value amount	$2,269	$6,488	$7,666	$6,208	$12,623	$16,668	$51,922

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

As of August 2, 2019, the Company had certain consolidated subsidiaries that were designated as unrestricted subsidiaries for all purposes of the applicable credit agreements and the indentures governing the First Lien Notes and the Senior Notes. Substantially all of the net assets of the Company’s consolidated subsidiaries were restricted, with the exception of the Company’s unrestricted subsidiaries, primarily VMware, Inc., Pivotal, Secureworks, and their respective subsidiaries, as of August 2, 2019.

The Term Loan A-4 Facility, the Term Loan A-6 Facility, and the Revolving Credit Facility are subject to a first lien leverage ratio covenant that is tested at the end of each fiscal quarter of Dell with respect to Dell’s preceding four fiscal quarters. The Company was in compliance with all financial covenants as of August 2, 2019.

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

During the six months ended August 2, 2019 and August 3, 2018, the Company did not discontinue any cash flow hedges related to foreign exchange contracts that had a material impact on the Company’s results of operations due to the probability that the forecasted cash flows would not occur.

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

In connection with expanded offerings of DFS in Europe, forward contracts are used to hedge financing receivables denominated in foreign currencies other than Euro. These contracts are not designated for hedge accounting and most expire within three years or less.

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Derivative Instruments

Notional Amounts of Outstanding Derivative Instruments

	August 2, 2019	February 1, 2019
	(in millions)
Foreign exchange contracts:
Designated as cash flow hedging instruments	$8,017	$7,573
Non-designated as hedging instruments	6,345	6,129
Total	$14,362	$13,702
Interest rate contracts:
Non-designated as hedging instruments	$3,121	$2,674

Effect of Derivative Instruments Designated as Hedging Instruments on the Condensed Consolidated Statements of Financial Position and the Condensed Consolidated Statements of Income (Loss)

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in Accumulated OCI, Net of Tax, on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income
	(in millions)		(in millions)
For the three months ended August 2, 2019
		Total net revenue	$68
Foreign exchange contracts	$105	Total cost of net revenue	—
Interest rate contracts	—	Interest and other, net	—
Total	$105		$68

For the three months ended August 3, 2018
		Total net revenue	$77
Foreign exchange contracts	$120	Total cost of net revenue	—
Interest rate contracts	—	Interest and other, net	—
Total	$120		$77

For the six months ended August 2, 2019
		Total net revenue	$126
Foreign exchange contracts	$257	Total cost of net revenue	—
Interest rate contracts	—	Interest and other, net	—
Total	$257		$126

For the six months ended August 3, 2018
		Total net revenue	$46
Foreign exchange contracts	$241	Total cost of net revenue	—
Interest rate contracts	—	Interest and other, net	—
Total	$241		$46

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Effect of Derivative Instruments Not Designated as Hedging Instruments on the Condensed Consolidated Statements of Income (Loss)

	Three Months Ended		Six Months Ended
	August 2, 2019	August 3, 2018	August 2, 2019	August 3, 2018	Location of Gain (Loss) Recognized
	(in millions)
Gain (Loss) Recognized:
Foreign exchange contracts	$7	$75	$(59)	$32	Interest and other, net
Interest rate contracts	(15)	(1)	(22)	1	Interest and other, net
Total	$(8)	$74	$(81)	$33

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Fair Value of Derivative Instruments in the Condensed Consolidated Statements of Financial Position

The Company presents its foreign exchange derivative instruments on a net basis in the Condensed Consolidated Statements of Financial Position due to the right of offset by its counterparties under master netting arrangements. The following tables present the fair value of those derivative instruments presented on a gross basis as of the dates indicated:

	August 2, 2019
	Other Current Assets	Other Non- Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value
		(in millions)
Derivatives designated as hedging instruments:
Foreign exchange contracts in an asset position	$211	$—	$3	$—	$214
Foreign exchange contracts in a liability position	(10)	—	(1)	—	(11)
Net asset (liability)	201	—	2	—	203
Derivatives not designated as hedging instruments:
Foreign exchange contracts in an asset position	278	1	8	—	287
Foreign exchange contracts in a liability position	(238)	—	(23)	(2)	(263)
Interest rate contracts in an asset position	—	9	—	—	9
Interest rate contracts in a liability position	—	—	—	(21)	(21)
Net asset (liability)	40	10	(15)	(23)	12
Total derivatives at fair value	$241	$10	$(13)	$(23)	$215

	February 1, 2019
	Other Current Assets	Other Non- Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value
		(in millions)
Derivatives designated as hedging instruments:
Foreign exchange contracts in an asset position	$45	$—	$29	$—	$74
Foreign exchange contracts in a liability position	(19)	—	(20)	—	(39)
Net asset (liability)	26	—	9	—	35
Derivatives not designated as hedging instruments:
Foreign exchange contracts in an asset position	178	—	57	—	235
Foreign exchange contracts in a liability position	(110)	—	(115)	(2)	(227)
Interest rate contracts in an asset position	—	3	—	—	3
Interest rate contracts in a liability position	—	—	—	(9)	(9)
Net asset (liability)	68	3	(58)	(11)	2
Total derivatives at fair value	$94	$3	$(49)	$(11)	$37

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following tables present the gross amounts of the Company’s derivative instruments, amounts offset due to master netting agreements with the Company’s counterparties, and the net amounts recognized in the Condensed Consolidated Statements of Financial Position as of the dates indicated:

	August 2, 2019
	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ (Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Received or Pledged
	(in millions)
Derivative instruments:
Financial assets	$510	$(259)	$251	$—	$—	$251
Financial liabilities	(295)	259	(36)	—	5	(31)
Total derivative instruments	$215	$—	$215	$—	$5	$220

	February 1, 2019
	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ (Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Received or Pledged
	(in millions)
Derivative instruments:
Financial assets	$312	$(215)	$97	$—	$—	$97
Financial liabilities	(275)	215	(60)	—	4	(56)
Total derivative instruments	$37	$—	$37	$—	$4	$41

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 8 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table presents goodwill allocated to the Company’s business segments and changes in the carrying amount of goodwill as of the dates indicated:

	Infrastructure Solutions Group	Client Solutions Group	VMware	Other Businesses (a)	Total
	(in millions)
Balance as of February 1, 2019	$15,199	$4,237	$16,419	$4,234	$40,089
Goodwill acquired (b)	—	—	272	—	272
Impact of foreign currency translation	(123)	—	—	(33)	(156)
Goodwill impaired (c)	—	—	—	(207)	(207)
Balance as of August 2, 2019	$15,076	$4,237	$16,691	$3,994	$39,998
____________________
(a) Other Businesses consists of offerings by Pivotal, Secureworks, RSA Security LLC (“RSA Security”), Virtustream Group Holdings, Inc. (“Virtustream”), and Boomi, Inc. (“Boomi”).
(b) VMware, Inc. acquisitions, as discussed below.
(c) The Company recognized a goodwill impairment charge related to Virtustream, as discussed below.

VMware, Inc. Acquisitions — During the three months ended August 2, 2019, VMware, Inc. completed the acquisition of Avi Networks, Inc., a provider of multi-cloud application delivery services. The total purchase price was $326 million, net of cash acquired of $9 million. The purchase price primarily included $94 million of identifiable intangible assets and $228 million of goodwill that is not expected to be deductible for tax purposes.

During the three months ended May 3, 2019, VMware, Inc. completed the acquisition of AetherPal, Inc., a provider of remote support solutions. The total purchase price was $45 million, which primarily included $12 million of identifiable intangible assets and $33 million of goodwill that is not expected to be deductible for tax purposes.

For each of the acquisitions, the initial allocation of the purchase price was based on preliminary valuations and assumptions and is subject to change within the measurement period. VMware, Inc. expects to finalize the allocation of the purchase price for each of the acquisitions as soon as practicable and not later than one year from the respective acquisition dates.

See Note 20 of the Notes to the Condensed Consolidated Financial Statements for information regarding acquisition agreements entered into by VMware, Inc. subsequent to August 2, 2019.

Goodwill Impairment Tests — Goodwill and indefinite-lived intangible assets are tested for impairment annually during the third fiscal quarter and whenever events or circumstances may indicate that an impairment has occurred. Based on the results of the annual impairment test performed for the fiscal year ended February 1, 2019, which was a quantitative test for all goodwill reporting units, the fair values of each of the reporting units, except for the Virtustream reporting unit, exceeded their carrying values. Virtustream’s results, which are reported within the Company’s Other Businesses, do not meet the requirements for a reportable segment and are not material to the Company’s overall results. See Note 18 of the Notes to the Condensed Consolidated Financial Statements for additional segment information.

Virtustream delivers an application management cloud platform for enterprise mission-critical workloads in the Infrastructure-as-a-Service market, and had approximately $0.4 billion in goodwill that was derived from the EMC merger transaction during the fiscal year ended February 3, 2017.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

During fiscal year ended February 1, 2019, Virtustream forecasts were revised downward due to a resetting of the longer-term business model that is focused on a streamlined product portfolio. Based on the results of the annual impairment test performed for the fiscal year ended February 1, 2019, it was determined that the carrying value of the Virtustream reporting unit exceeded its fair value, and, as such, a goodwill impairment charge of approximately $190 million was recognized during the three months ended November 2, 2018 to write the goodwill down to a fair value of approximately $200 million.

During the three months ended August 2, 2019, strategic alternatives were evaluated for Virtustream that provided new fair value indicators and resulted in the need to perform an impairment assessment of both long-lived assets and goodwill. Based on the results of the impairment assessment, it was determined that the fair value of the asset group was less than its carrying value. A gross impairment charge of $619 million and $524 million net of tax benefits, was recognized related to Virtustream intangible assets, property, plant, and equipment, and remaining goodwill during the three months ended August 2, 2019. The gross impairment charge related to Virtustream was classified in selling, general, and administrative in the Condensed Consolidated Statements of Income (Loss). Additionally, required deferred tax adjustments associated with the intangible assets and property, plant, and equipment resulted in the recognition of an income tax benefit of $95 million in the Condensed Consolidated Statements of Income (Loss).

The impairment is reflected in the Condensed Consolidated Statements of Financial Position as of August 2, 2019 as a reduction in Goodwill of $207 million, a reduction in Intangible assets, net of $266 million, a reduction in Property, plant, and equipment, net of $146 million, and a reduction in Other non-current liabilities of $95 million related to deferred income taxes. There were no remaining balances of Virtustream goodwill, intangible assets, or property, plant, and equipment as of August 2, 2019 following the impairment charge recognized during the three months ended August 2, 2019 due to the combined effect of that impairment charge and the Virtustream goodwill impairment charge recognized during the three months ended November 2, 2018.

In conjunction with the annual impairment test performed for the fiscal year ended February 1, 2019, it was determined that the excess of fair value over carrying amount was less than 20% for the RSA Security reporting unit, which had an excess of fair value over carrying amount of 11% as of November 2, 2018. Management continues to monitor the RSA Security goodwill reporting unit and consider potential impacts to the impairment assessment.

Following the closing of the Class V transaction described in Note 14 of the Notes to the Condensed Consolidated Financial Statements, the Company performed an interim impairment analysis during the three months ended February 1, 2019 given the availability of market data for the fair value of the Class C Common Stock. Other than the impairment indicators disclosed during the Company’s annual goodwill impairment test during the three months ended November 2, 2018, there were no impairment indicators resulting from the interim impairment analysis. No events or circumstances transpired subsequent to this interim impairment analysis test that would indicate a potential impairment of goodwill as of August 2, 2019, other than the impairment charge related to Virtustream as discussed above.

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Intangible Assets

The following table presents the Company’s intangible assets as of the dates indicated:

	August 2, 2019			February 1, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in millions)
Customer relationships	$22,712	$(12,828)	$9,884	$22,750	$(11,703)	$11,047
Developed technology	15,450	(9,941)	5,509	15,701	(9,036)	6,665
Trade names	1,282	(711)	571	1,291	(606)	685
Leasehold assets (liabilities)	—	—	—	128	(10)	118
Definite-lived intangible assets	39,444	(23,480)	15,964	39,870	(21,355)	18,515
Indefinite-lived trade names	3,755	—	3,755	3,755	—	3,755
Total intangible assets	$43,199	$(23,480)	$19,719	$43,625	$(21,355)	$22,270

Amortization expense related to definite-lived intangible assets was approximately $1.1 billion and $1.5 billion for the three months ended August 2, 2019 and August 3, 2018, respectively, and $2.3 billion and $3.0 billion for the six months ended August 2, 2019 and August 3, 2018, respectively. During the three months ended August 2, 2019, an impairment charge related to Virtustream intangible assets, net was approximately $266 million, as discussed above. There were no material impairment charges related to intangible assets during the three months ended August 3, 2018. Due to the adoption of the new lease standard discussed in Note 1 and Note 2 of the Notes to the Condensed Consolidated Financial Statements, the Company derecognized all intangible leasehold assets and adjusted the carrying amount of the ROU assets by a corresponding amount as of February 2, 2019.

The following table presents the estimated future annual pre-tax amortization expense of definite-lived intangible assets as of the date indicated:

August 2, 2019
Fiscal Years	(in millions)
2020 (remaining six months)	$2,095
2021	3,325
2022	2,619
2023	1,743
2024	1,386
Thereafter	4,796
Total	$15,964

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

The following table presents the changes in the Company’s deferred revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	August 2, 2019	August 3, 2018	August 2, 2019	August 3, 2018
	(in millions)
Deferred revenue:
Deferred revenue at beginning of period	$24,178	$20,959	$24,010	$20,816
Revenue deferrals for new contracts and changes in estimates for pre-existing contracts (a) (b)	5,975	4,988	10,875	9,313
Revenue recognized (b)	(4,805)	(4,247)	(9,537)	(8,429)
Deferred revenue at end of period	$25,348	$21,700	$25,348	$21,700
Short-term deferred revenue	$13,568	$11,965	$13,568	$11,965
Long-term deferred revenue	$11,780	$9,735	$11,780	$9,735
____________________

(a)	Includes the impact of foreign currency exchange rate fluctuations.

(b)
The Company conformed the presentation of certain deferred revenue rollforward activity for the three and six months ended August 3, 2018 to align current year presentation. The beginning and ending deferred revenue liability balances remain unchanged.

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

The value of the transaction price allocated to remaining performance obligations as of August 2, 2019 was approximately $33 billion. The Company expects to recognize approximately 61% of remaining performance obligations as revenue in the next twelve months, and the remainder thereafter.

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

The following is a discussion of the Company’s significant legal matters and other proceedings:

Securities Litigation — On May 21, 2014, a securities class action seeking compensatory damages was filed in the United States District Court for the Southern District of New York, captioned City of Pontiac General Employees’ Retirement System v. Dell Inc., et. al. (Case No. 1:14-cv-03644).  The action names as defendants Dell Inc. (“Dell”)
and certain current and former executive officers, and alleges that Dell made false and misleading statements about Dell’s financial results and future prospects between February 21, 2012 and May 22, 2012, which resulted in artificially inflated stock prices. The case was transferred to the United States District Court for the Western District of Texas under the same caption (Case No. 1:15-cv-00374), where the defendants filed a motion to dismiss. On September 16, 2016, the Court denied the motion to dismiss. On March 29, 2018, the Court granted the plaintiffs’ motion for class certification, and certified a class consisting of all purchasers of Dell common stock between February 22, 2012 and May 22, 2012. Fact and expert discovery is now closed. Dell filed a motion for summary judgment on February 18, 2019, which is pending before the Court. The parties have been engaged in settlement discussions and have agreed to an immaterial settlement amount pending the Court’s preliminary approval in the next few months.

Class Actions Related to the Class V Transaction — Four purported stockholders brought putative class action complaints arising out of the Class V transaction described in Note 14 of the Notes to the Condensed Consolidated Financial Statements. The actions were captioned Hallandale Beach Police and Fire Retirement Plan v. Michael Dell et al. (Civil Action No. 2018-0816-JTL), Howard Karp v. Michael Dell et al. (Civil Action No. 2019-0032-JTL), Miramar Police Officers’ Retirement Plan v. Michael Dell et al. (Civil Action No. 2019-0049-JTL), and Steamfitters Local 449 Pension Plan v. Michael Dell et al. (Civil Action No. 2019-0115-JTL).  The four actions were consolidated into In Re Dell Class V Litigation (Consol. C.A. No. 2018-0816-JTL), which names as defendants the Company’s board of directors and certain stockholders of the Company, including Michael S. Dell.  The plaintiffs generally allege that the defendants breached their fiduciary duties to the former holders of Class V Common Stock in connection with the Class V transaction by allegedly causing the Company to enter into a transaction that favored the interests of the controlling stockholders at the expense of such former stockholders.  The plaintiffs filed an amended complaint on August 9, 2019 making substantially similar allegations as described above. The defendants intend to file a motion to dismiss the action, which will be due on September 30, 2019.

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

As of August 2, 2019, the Company does not believe there is a reasonable possibility that a material loss exceeding the amounts already accrued for these or other proceedings or matters has been incurred. However, since the ultimate resolution of any such proceedings and matters is inherently unpredictable, the Company’s business, financial condition, results of operations, or cash flows could be materially affected in any particular period by unfavorable outcomes in one or more of these proceedings or matters. Whether the outcome of any claim, suit, assessment, investigation, or legal proceeding, individually or collectively, could have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows will depend on a number of variables, including the nature, timing, and amount of any associated expenses, amounts paid in settlement, damages, or other remedies or consequences.

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 11 — INCOME AND OTHER TAXES

For the three months ended August 2, 2019 and August 3, 2018, the Company’s effective income tax rates were 3912.6% and 1.5%, respectively, on pre-tax losses of $111 million and $468 million, respectively. For the six months ended August 2, 2019 and August 3, 2018, the Company’s effective income tax rates were 1895.7% and 8.4%, respectively, on pre-tax losses of $254 million and $1.1 billion, respectively. The changes in the Company’s effective tax rates are primarily driven by discrete tax items and a change in the Company’s jurisdictional mix of income.  During the three months ended May 3, 2019, the Company completed an intra-entity asset transfer of certain of its intellectual property to an Irish subsidiary, resulting in a discrete tax benefit of $405 million. During the three months ended August 2, 2019, the Company’s VMware business unit completed a similar transaction, resulting in a discrete tax benefit of $4.5 billion. The tax benefit for each intra-entity asset transfer was recorded as a deferred tax asset in the period of transaction and represents the book and tax basis difference on the transferred assets measured based on the applicable Irish statutory tax rate. The tax deductions for amortization of the assets will be recognized in the future, and any amortization not deducted for tax purposes will be carried forward indefinitely under Irish Tax laws. The Company expects to be able to realize the deferred tax assets resulting from these intra-company asset transfers. For the three and six months ended August 2, 2019, the Company’s effective tax rates include $273 million discrete tax expense related to certain foreign tax credits associated with U.S. Tax Reform discussed below.  The Company’s effective tax rates for the three and six months ended August 2, 2019 also include $95 million of discrete tax benefits relating to Virtustream impairment charges discussed in Note 8 of the Notes to the Condensed Consolidated Financial Statements. For the six months ended August 3, 2018, the Company’s effective tax rate included $154 million of discrete tax benefits resulting from the impact of its adoption of the new revenue recognition standard during the three months ended May 4, 2018.

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

The differences between the estimated effective income tax rates and the U.S. federal statutory rate of 21% principally result from the Company’s geographical distribution of income and differences between the book and tax treatment of certain items. In certain jurisdictions, the Company’s tax rate is significantly less than the applicable statutory rate as a result of tax holidays. The majority of the Company’s foreign income that is subject to these tax holidays and lower tax rates is attributable to Singapore, China, and Malaysia. A significant portion of these income tax benefits relates to a tax holiday that will be effective until January 31, 2029.  The Company’s other tax holidays will expire in whole or in part during fiscal years 2022 through 2030. Many of these tax holidays and reduced tax rates may be extended when certain conditions are met or may be terminated early if certain conditions are not met. As of August 2, 2019, the Company was not aware of any matters of non-compliance related to these tax holidays.

The Company’s U.S. federal income tax returns for fiscal years 2007 through 2009 are currently under consideration by the Office of Appeals of the IRS. The IRS issued a Revenue Agent’s Report (“RAR”) related to those years during the fiscal year ended February 3, 2017.  The IRS has proposed adjustments primarily relating to transfer pricing matters with which the Company disagrees and has been contesting through the IRS administrative appeals process. Although this process has been progressing and the timing of any resolution remains uncertain, the Company anticipates reaching a settlement with the IRS before the end of Fiscal 2020. In May 2017, the IRS commenced a federal income tax audit for fiscal years 2010 through 2014, for which the Company expects to receive a RAR in early 2020.

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Judgment is required in evaluating the Company’s uncertain tax positions and determining the Company’s provision for income taxes. The unrecognized tax benefits were $3.5 billion and $3.4 billion as of August 2, 2019 and February 1, 2019, respectively, and are included in accrued and other and other non-current liabilities in the Condensed Consolidated Statements of Financial Position. Although timing of resolution or closure of audits is not certain, the Company believes it is reasonably possible that certain tax matters in various jurisdictions, including those matters discussed above, could be concluded within the next twelve months. The resolution of these audits could reduce the Company’s unrecognized tax benefits by an estimated amount of between $500 million to $800 million. Such a reduction will have a material effect on the Company’s effective tax rate.

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

The following table presents changes in accumulated other comprehensive income (loss), net of tax, by the following components as of the dates indicated:

	Foreign Currency Translation Adjustments	Investments	Cash Flow Hedges	Pension and Other Postretirement Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balances as of February 1, 2019	$(452)	$—	$(29)	$14	$(467)
Other comprehensive income (loss) before reclassifications	(236)	—	257	8	29
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(126)	—	(126)
Total change for the period	(236)	—	131	8	(97)
Less: Change in comprehensive income attributable to non-controlling interests	—	—	1	—	1
Balances as of August 2, 2019	$(688)	$—	$101	$22	$(565)

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents reclassifications out of accumulated other comprehensive income (loss), net of tax, to net income (loss) for the periods indicated:

	Three Months Ended
	August 2, 2019			August 3, 2018
	Investments	Cash Flow Hedges	Total	Investments	Cash Flow Hedges	Total
	(in millions)
Total reclassifications, net of tax:
Net revenue	$—	$68	$68	$—	$77	$77
Cost of net revenue	—	—	—	—	—	—
Interest and other, net	—	—	—	—	—	—
Total reclassifications, net of tax	$—	$68	$68	$—	$77	$77

	Six Months Ended
	August 2, 2019			August 3, 2018
	Investments	Cash Flow Hedges	Total	Investments	Cash Flow Hedges	Total
	(in millions)
Total reclassifications, net of tax:
Net revenue	$—	$126	$126	$—	$46	$46
Cost of net revenue	—	—	—	—	—	—
Interest and other, net	—	—	—	1	—	1
Total reclassifications, net of tax	$—	$126	$126	$1	$46	$47

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 13 — NON-CONTROLLING INTERESTS

VMware, Inc. — The non-controlling interests’ share of equity in VMware, Inc. is reflected as a component of the non-controlling interests in the accompanying Condensed Consolidated Statements of Financial Position and was $4.4 billion and $3.8 billion as of August 2, 2019 and February 1, 2019, respectively. As of August 2, 2019 and February 1, 2019, the Company held approximately 80.8% and 80.5%, respectively, of the outstanding equity interest in VMware, Inc.

Pivotal — The non-controlling interests’ share of equity in Pivotal is reflected as a component of the non-controlling interest in the accompanying Condensed Consolidated Statements of Financial Position and was $1.0 billion as of August 2, 2019 and February 1, 2019. As of August 2, 2019 and February 1, 2019, the Company held approximately 60.9% and 62.8%, respectively, of the outstanding equity interest in Pivotal.

Secureworks — The non-controlling interests’ share of equity in Secureworks is reflected as a component of the non-controlling interests in the accompanying Condensed Consolidated Statements of Financial Position and was $87 million as of August 2, 2019 and February 1, 2019. As of August 2, 2019 and February 1, 2019, the Company held approximately 87.0% and 87.4%, respectively, of the outstanding equity interest in Secureworks, excluding restricted stock awards (“RSAs”). As of August 2, 2019 and February 1, 2019, the Company held approximately 86.2% and 86.4%, respectively, of the outstanding equity interest in Secureworks, including RSAs.

The following table presents the effect of changes in the Company’s ownership interest in VMware, Inc., Pivotal, and Secureworks on the Company’s equity for the period indicated:

Six Months Ended
August 2, 2019
(in millions)
Net income attributable to Dell Technologies Inc.	$3,709
Transfers (to)/from the non-controlling interests:
Increase in Dell Technologies Inc. additional paid-in-capital for equity issuances and other equity activity	379
Decrease in Dell Technologies Inc. additional paid-in-capital and accumulated deficit for equity issuances and other equity activity	(1,036)
Net transfers to non-controlling interests	(657)
Change from net income attributable to Dell Technologies Inc. and transfers to the non-controlling interests	$3,052

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 14 — CAPITALIZATION

The following table presents the Company’s authorized, issued, and outstanding common stock as of the dates indicated:

	Authorized	Issued	Outstanding
	(in millions)
Common stock as of August 2, 2019
Class A	600	374	374
Class B	200	119	119
Class C	7,900	233	231
Class D	100	—	—
Class V	343	—	—
	9,143	726	724

Common stock as of February 1, 2019
Class A	600	410	410
Class B	200	137	137
Class C	7,900	174	172
Class D	100	—	—
Class V	343	—	—
	9,143	721	719

Under the Company’s certificate of incorporation as amended and restated upon the completion of the Class V transaction described below, the Company is prohibited from issuing any of the authorized shares of Class V Common Stock.

Preferred Stock

The Company is authorized to issue one million shares of preferred stock, par value $0.01 per share. As of August 2, 2019 and February 1, 2019, no shares of preferred stock were issued or outstanding.

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

Class V Common Stock and Class V Group — The Class V Common Stock was a class of common stock intended to track the performance of a portion of Dell Technologies’ economic interest in the Class V Group. The Class V Group consisted solely of VMware, Inc. common stock held by the Company. As of August 2, 2019, no shares of Class V Common Stock were outstanding.

Voting Rights — Each holder of record of (a) Class A Common Stock is entitled to ten votes per share of Class A Common Stock; (b) Class B Common Stock is entitled to ten votes per share of Class B Common Stock; (c) Class C Common Stock is entitled to one vote per share of Class C Common Stock; and (d) Class D Common Stock is not entitled to any vote on any matter except to the extent required by provisions of Delaware law (in which case such holder is entitled to one vote per share of Class D Common Stock).

Conversion Rights — Under the Company’s certificate of incorporation, at any time and from time to time, any holder of Class A Common Stock or Class B Common Stock has the right to convert all or any of the shares of Class A Common Stock or Class B Common Stock, as applicable, held by such holder into shares of Class C Common Stock on a one-to-one basis.  During the six months ended August 2, 2019, the Company issued 35,673,230 shares of Class C Common Stock to stockholders upon their conversion of the same number of shares of Class A Common Stock into Class C Common Stock in accordance with the Company’s certificate of incorporation. During the six months ended August 2, 2019, the Company issued 17,650,820 shares of Class C Common Stock to stockholders upon their conversion of the same number of shares of Class B Common Stock into Class C Common Stock in accordance with the Company’s certificate of incorporation.

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

Repurchases of Common Stock

VMware, Inc. Class A Common Stock Repurchases by VMware, Inc.

On May 29, 2019, VMware, Inc.’s board of directors authorized the repurchase of an additional $1.5 billion of VMware, Inc.’s Class A common stock. Since the date of the EMC merger transaction, VMware, Inc.’s board of directors has authorized total repurchases of $3.7 billion, of which $1.3 billion remained available as of August 2, 2019. During the six months ended August 2, 2019, VMware, Inc. repurchased 5.7 million shares of its Class A common stock in the open market for approximately $1.0 billion, of which approximately $0.1 billion impacted Dell Technologies’ accumulated deficit balance as of August 2, 2019 as a result of the full depletion of VMware, Inc.’s additional paid-in capital balance in the current period. During the six months ended August 3, 2018, VMware, Inc. did not repurchase any shares of its Class A common stock.

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents the basic and diluted earnings (loss) per share for the periods indicated:

	Three Months Ended		Six Months Ended
	August 2, 2019	August 3, 2018	August 2, 2019	August 3, 2018
Earnings (loss) per share attributable to Dell Technologies Inc. - basic:
Dell Technologies Common Stock	$4.75		$5.17
Class V Common Stock		$1.61		$3.97
DHI Group		$(1.44)		$(3.39)

Earnings (loss) per share attributable to Dell Technologies Inc. - diluted:
Dell Technologies Common Stock	$4.47		$4.84
Class V Common Stock		$1.58		$3.91
DHI Group		$(1.45)		$(3.40)

The following table presents the computation of basic and diluted earnings (loss) per share for the periods indicated:

	Three Months Ended	Six Months Ended
	August 2, 2019	August 2, 2019
	(in millions)
Numerator: Dell Technologies Common Stock
Net income attributable to Dell Technologies - basic	$3,416	$3,709
Incremental dilution from VMware, Inc. attributable to Dell Technologies (a)	(62)	(78)
Net income attributable to Dell Technologies - diluted	$3,354	$3,631

Denominator: Dell Technologies Common Stock weighted-average shares outstanding
Weighted-average shares outstanding - basic	719	718
Dilutive effect of options, restricted stock units, restricted stock, and other	32	32
Weighted-average shares outstanding - diluted	751	750
Weighted-average shares outstanding - antidilutive	1	1
____________________

(a)
The incremental dilution from VMware, Inc. represents the impact of VMware, Inc.’s dilutive securities on diluted earnings (loss) per share of Dell Technologies Common Stock, and is calculated by multiplying the difference between VMware, Inc.’s basic and diluted earnings (loss) per share by the number of shares of VMware, Inc. common stock held by the Company.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents the computation of basic and diluted earnings (loss) per share prior to Fiscal 2020 for the periods indicated:

	Three Months Ended	Six Months Ended
	August 3, 2018	August 3, 2018
	(in millions)
Numerator: Class V Common Stock
Net income attributable to Class V Common Stock - basic	$320	$790
Incremental dilution from VMware, Inc. attributable to Class V Common Stock (a)	(5)	(12)
Net income attributable to Class V Common Stock - diluted	$315	$778

Numerator: DHI Group
Net loss attributable to DHI Group - basic	$(819)	$(1,925)
Incremental dilution from VMware, Inc. attributable to DHI Group (a)	(4)	(8)
Net loss attributable to DHI Group - diluted	$(823)	$(1,933)

Denominator: Class V Common Stock weighted-average shares outstanding
Weighted-average shares outstanding - basic	199	199
Dilutive effect of options, restricted stock units, restricted stock, and other (b)	—	—
Weighted-average shares outstanding - diluted	199	199
Weighted-average shares outstanding - antidilutive (b)	—	—

Denominator: DHI Group weighted-average shares outstanding
Weighted-average shares outstanding - basic	567	568
Dilutive effect of options, restricted stock units, restricted stock, and other	—	—
Weighted-average shares outstanding - diluted	567	568
Weighted-average shares outstanding - antidilutive (c)	47	48
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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents a reconciliation to the consolidated net loss attributable to Dell Technologies Inc. prior to Fiscal 2020 for the periods indicated:

	Three Months Ended	Six Months Ended
	August 3, 2018	August 3, 2018
	(in millions)
Net income attributable to Class V Common Stock (a)	$320	$790
Net loss attributable to DHI Group	(819)	(1,925)
Net loss attributable to Dell Technologies Inc.	$(499)	$(1,135)

____________________

(a)
See Exhibit 99.1 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 3, 2018 for a reconciliation of VMware net income to net income attributable to Class V Common Stock.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 16 — STOCK-BASED COMPENSATION

Dell Technologies Inc. 2013 Stock Incentive Plan (As Amended and Restated as of July, 9, 2019) — During the three months ended August 2, 2019, the Company’s stockholders approved an amendment to the Dell Technologies Inc. 2013 Stock Incentive Plan (the “Plan”) to authorize an additional 35 million shares of Class C Common Stock for issuance pursuant to the Plan. Upon effectiveness of the amendment, a total of 110.5 million shares of Class C Common Stock are authorized for issuance. As of August 2, 2019, there were 54 million shares of Class C Common Stock available for future grants under the Plan.

Restricted Stock Units — During the six months ended August 2, 2019, the Company granted long-term incentive awards in the form of 10.0 million service-based restricted stock units (“RSUs”) and 1.9 million performance-based RSUs in order to align critical talent retention programs with the interests of holders of the Class C Common Stock.

The service-based RSUs have a fair value based on the closing price of the Class C Common Stock price as reported on the New York Stock Exchange (“NYSE”) on the grant date. Most of such RSUs vest ratably over a three-year period.  Each service-based RSU represents the right to acquire one share of Class C Common Stock upon vesting.

The performance-based RSUs are reflected at target units while the actual number of units that ultimately vest will range from 0% to 200% of target, based on the level of achievement of the performance goals and continued employment with the Company over a performance period ending March 14, 2022.  Approximately 0.9 million of the performance-based RSUs are subject to achievement of market-based performance goals based on relative total shareholder return.  For the non-market performance-based RSUs, the fair values will be based on the closing price of the Class C Common Stock as reported on the NYSE on the accounting grant date. For the six months ended August 2, 2019, approximately one-third of the non-market performance awards have been valued and are considered outstanding for accounting purposes. Market-based performance awards utilized a Monte Carlo valuation model to simulate the probabilities of achievement of relative total shareholder return in order to determine the awards’ fair value.

The following table presents the assumptions utilized in the valuation model for the period indicated:

Six Months Ended
August 2, 2019
Weighted-average grant date fair value	$87.17
Expected term (in years)	3.0
Risk-free rate (U.S. Government Treasury Note)	2.4%
Expected volatility	45%
Expected dividend yield	—%

As of August 2, 2019, 15 million RSUs were outstanding, of which 5 million RSUs were subject to performance conditions. The awards outstanding have a weighted-average grant date fair value of $49.80 per share and an aggregate intrinsic value of $812 million based on the closing price of the Class C Common Stock as reported on the NYSE on August 2, 2019. As of August 2, 2019, there was $512 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to these awards expected to be recognized over a weighted-average period of approximately 2.6 years.

Stock Options - Of the 42 million stock options outstanding as of February 1, 2019, 5 million were exercised under the Plan during the six months ended August 2, 2019 with a weighted-average exercise price of $16.74. Cash proceeds were $88 million and the pre-tax intrinsic value of the options exercised was $189 million during the six months ended August 2, 2019.

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

In connection with the Class V transaction described in Note 14 of the Notes to the Condensed Consolidated Financial Statements, the put feature provisions were amended to provide that the put feature applicable to transfers of Dell Technologies securities will terminate upon the earlier of two years after the expiration on June 27, 2019 of the post-transaction lock-up or consummation of any underwritten public offering of shares of Class C Common Stock.

The following table presents the amount of redeemable shares classified as temporary equity and summarizes the award type as of the dates indicated:

	August 2, 2019	February 1, 2019
	(in millions)
Redeemable shares classified as temporary equity	$1,024	$1,196

Issued and outstanding unrestricted common shares	2	3
Restricted stock units	1	1
Restricted stock awards	—	—
Outstanding stock options	23	31

The decrease in the value of redeemable shares during the six months ended August 2, 2019 was primarily attributable to a decrease in Class C Common Stock fair value, reassessment of vesting probability for performance-based awards and a reduction in the number of shares eligible for put rights as market sales of shares occur.

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

The reportable segments disclosed herein are based on information reviewed by the Company’s management to evaluate the business segment results. The Company’s measure of segment operating income for management reporting purposes excludes the impact of Other businesses, purchase accounting, amortization of intangible assets, unallocated corporate transactions, other corporate expenses, stock-based compensation expense, and transaction-related expenses. The Company does not allocate assets to the above reportable segments for internal reporting purposes.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents a reconciliation of net revenue by the Company’s reportable segments to the Company’s consolidated net revenue as well as a reconciliation of consolidated segment operating income to the Company’s consolidated operating income (loss) for the periods indicated:

	Three Months Ended		Six Months Ended
	August 2, 2019	August 3, 2018	August 2, 2019	August 3, 2018
	(in millions)
Consolidated net revenue:
Infrastructure Solutions Group	$8,621	$9,227	$16,823	$17,894
Client Solutions Group	11,748	11,128	22,658	21,399
VMware	2,466	2,194	4,748	4,222
Reportable segment net revenue	22,835	22,549	44,229	43,515
Other businesses (a)	619	574	1,215	1,153
Unallocated transactions (b)	—	(1)	—	(3)
Impact of purchase accounting (c)	(84)	(180)	(166)	(367)
Total consolidated net revenue	$23,370	$22,942	$45,278	$44,298

Consolidated operating income (loss):
Infrastructure Solutions Group	$1,050	$1,012	$1,893	$1,951
Client Solutions Group	982	425	1,775	958
VMware	762	736	1,376	1,349
Reportable segment operating income	2,794	2,173	5,044	4,258
Other businesses (a)	(25)	(49)	(78)	(99)
Unallocated transactions (b)	(26)	(16)	(27)	(25)
Impact of purchase accounting (c)	(102)	(215)	(203)	(437)
Amortization of intangibles	(1,060)	(1,526)	(2,277)	(3,048)
Transaction-related expenses (d)	(47)	(104)	(89)	(270)
Stock-based compensation expense (e)	(301)	(216)	(564)	(415)
Other corporate expenses (f)	(714)	(60)	(737)	(130)
Total consolidated operating income (loss)	$519	$(13)	$1,069	$(166)
____________________

(a)
Pivotal, Secureworks, RSA Security, Virtustream, and Boomi constitute “Other businesses” and do not meet the requirements for a reportable segment, either individually or collectively. The results of Other businesses are not material to the Company’s overall results.

(b)	Unallocated transactions includes other corporate items that are not allocated to Dell Technologies’ reportable segments.

(c)	Impact of purchase accounting includes non-cash purchase accounting adjustments that are primarily related to the EMC merger transaction.

(d)	Transaction-related expenses includes acquisition, integration, and divestiture related costs, as well as the costs incurred in the Class V transaction.

(e)	Stock-based compensation expense consists of equity awards granted based on the estimated fair value of those awards at grant date.

(f)
Other corporate expenses includes impairment charges and severance, facility action, and other costs. See Note 8 of the Notes to the Condensed Consolidated Financial Statements for additional information on Virtustream impairment charges.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents the disaggregation of net revenue by reportable segment, and by major product categories within the segments for the periods indicated:

	Three Months Ended		Six Months Ended
	August 2, 2019	August 3, 2018	August 2, 2019	August 3, 2018
	(in millions)
Net revenue:
Infrastructure Solutions Group:
Servers and networking	$4,437	$5,061	$8,617	$9,646
Storage	4,184	4,166	8,206	8,248
Total ISG net revenue	8,621	9,227	16,823	17,894
Client Solutions Group:
Commercial	9,077	8,109	17,384	15,472
Consumer	2,671	3,019	5,274	5,927
Total CSG net revenue	11,748	11,128	22,658	21,399
VMware:
Total VMware net revenue	2,466	2,194	4,748	4,222
Total segment net revenue	$22,835	$22,549	$44,229	$43,515

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 19 — SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION

The following table presents additional information on selected accounts included in the Condensed Consolidated Statements of Financial Position as of the dates indicated:

	August 2, 2019	February 1, 2019
	(in millions)
Cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$9,193	$9,676
Restricted cash - other current assets (a)	616	522
Restricted cash - other non-current assets (a)	126	42
Total cash, cash equivalents, and restricted cash	$9,935	$10,240
Inventories, net:
Production materials	$1,441	$1,794
Work-in-process	623	702
Finished goods	1,071	1,153
Total inventories, net	$3,135	$3,649
Other non-current liabilities:
Warranty liability	$170	$169
Deferred and other tax liabilities	4,605	5,527
Non-current operating lease liabilities	1,234	—
Other	619	631
Total other non-current liabilities	$6,628	$6,327
____________________

(a)	Restricted cash primarily includes cash required to be held in escrow pursuant to DFS securitization arrangements and VMware, Inc. restricted cash.

Warranty Liability

The following table presents changes in the Company’s liability for standard limited warranties for the periods indicated:

	Three Months Ended		Six Months Ended
	August 2, 2019	August 3, 2018	August 2, 2019	August 3, 2018
	(in millions)
Warranty liability:
Warranty liability at beginning of period	$500	$527	$524	$539
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties (a) (b)	237	236	440	430
Service obligations honored	(212)	(221)	(439)	(427)
Warranty liability at end of period	$525	$542	$525	$542
Current portion	$355	$366	$355	$366
Non-current portion	$170	$176	$170	$176
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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 20 — SUBSEQUENT EVENTS

VMware, Inc. Acquisition Agreements

Carbon Black — VMware, Inc. entered into a definitive agreement to acquire Carbon Black, Inc. through a cash tender offer of $26.00 per share, resulting in an expected net cash payment of $1.9 billion by VMware, Inc.  Carbon Black, Inc. develops cloud-native endpoint security software. The acquisition has been approved by the boards of directors of both VMware, Inc. and Carbon Black, Inc. and is expected to close during the second half of Fiscal 2020, subject to completion of the tender offer, regulatory approvals and other customary closing conditions.

Pivotal — VMware, Inc. entered into a definitive merger agreement (the “Merger Agreement”) to acquire Pivotal at a blended price per share of $11.71 per share, consisting of $15.00 per share in cash to the holders of Pivotal’s Class A common stock, and the exchange of VMware, Inc.’s Class B common stock for Pivotal’s Class B common stock held by Dell Technologies, at an exchange ratio of 0.0550 VMware, Inc. shares for each Pivotal share. In aggregate, this transaction will result in an expected net cash payment of $0.8 billion by VMware, Inc. and the issuance of approximately 7.2 million shares of VMware, Inc.’s Class B common stock to Dell Technologies. The VMware, Inc. Class B common stock issued to Dell Technologies would increase its ownership stake in VMware, Inc. by approximately 0.3 percentage points to 81.1% based on the shares outstanding as of the announcement of the Merger Agreement. The acquisition has been approved by the boards of directors of both VMware, Inc. and Pivotal and is expected to close during the second half of Fiscal 2020, subject to approval of the Merger Agreement by Pivotal stockholders, regulatory approvals and other customary closing conditions. The purchase of Pivotal will be accounted for as a transaction by entities under common control. Assets and liabilities transferred will be recorded at their historical carrying amounts on the date of the transfer, with no goodwill being recognized.

Support Agreement — In connection with VMware, Inc.’s entry into the Merger Agreement to acquire Pivotal as described above, Dell Technologies entered into a Consent and Support Agreement (the “Support Agreement”) with EMC Equity Assets LLC (“EMC Equity,” and together with Dell Technologies, the “Dell Stockholders”), VMware, Inc. and, solely with respect to certain sections therein, EMC and VMW Holdco LLC (“VMW Holdco”). Each of EMC Equity, EMC, and VMW Holdco is a wholly owned subsidiary of Dell Technologies. Pursuant to the Support Agreement, the Dell Stockholders have agreed, among other matters and subject to the terms and conditions therein, in their capacity as holders of shares of Pivotal, to vote in favor of adopting the Merger Agreement, the merger and each of the actions contemplated by the Merger Agreement. The Dell Stockholders also have agreed to certain restrictions on transfer of their shares of the Class B common stock of Pivotal, as further set forth in the Support Agreement. Additionally, pursuant to the Support Agreement, EMC and VMW Holdco, together as the holders of all of the outstanding shares of Class B common stock of VMware, Inc., irrevocably have consented to VMware, Inc. entering into the Merger Agreement and the consummation of the transactions contemplated thereby. The Support Agreement provides that, subject to VMware, Inc.’s ability to consummate the Pivotal acquisition and prior to the transaction closing, VMware, Inc. and Dell Technologies will execute an amendment to the tax sharing agreement between the two companies.

Commitment For Senior Unsecured Term Loan Facility of VMware, Inc.

VMware, Inc. received a commitment from a financial institution for a senior unsecured 364-day term loan facility that would provide VMware, Inc. with a borrowing capacity of up to $2.0 billion (the “Commitment”), which, if funded, may be used for general corporate purposes. The initial funding of the Commitment is subject to various customary conditions, including execution and delivery of the definitive loan agreement and related documentation.

Refinancing Transaction

On September 5, 2019, the Company initiated a refinancing of its existing $4.9 billion Term Loan B Facility due September 2023, which it intends to replace with a modified $4.0 billion Term Loan B Facility due 2025.  The transaction is expected to close on or about September 18, 2019.

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

INTRODUCTION

Dell Technologies is a leading global end-to-end technology provider, with a comprehensive portfolio of IT hardware, software, and service solutions spanning both traditional infrastructure and emerging multi-cloud technologies that enable our customers to build their digital future and transform how they work and live. We collaborate across key functional areas such as technology and product development and solutions, marketing, go-to-market and global services, and are supported by Dell Financial Services. We believe this operational philosophy enables our platform to seamlessly deliver differentiated and holistic IT solutions to our customers, which has driven significant revenue growth and share gains.

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

•
Pivotal (NYSE: PVTL) provides a leading cloud-native platform that makes software development and IT operations a strategic advantage for customers. Pivotal’s cloud-native platform, Pivotal Cloud Foundry, accelerates and streamlines software development by reducing the complexity of building, deploying, and operating new cloud-native applications and modernizing legacy applications. On April 24, 2018, Pivotal completed a registered underwritten initial public offering of its Class A common stock. On August 22, 2019, Pivotal entered into a definitive merger agreement pursuant to which VMware, Inc. will acquire Pivotal. For more information on our ownership of Pivotal and Pivotal’s merger agreement with VMware, Inc., refer to Note 13 and Note 20 of the Notes to the Condensed Consolidated Financial Statements.

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

We recently unveiled the Dell Technologies Cloud, a new set of cloud infrastructure solutions to make hybrid cloud environments simpler to deploy and manage. The Dell Technologies Cloud portfolio consists of the new Dell Technologies Cloud Platforms and the new Data Center-as-a-Service offering, VMware Cloud on Dell EMC. These solutions enable a flexible range of IT and management options with tight integration and a single vendor experience for purchasing, deployment, services, and financing, giving customers more control as the operational hub of their hybrid clouds.

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

Strategic Investments and Acquisitions

As part of our strategy, we will continue to evaluate opportunities for strategic investments through our venture capital investment arm, Dell Technologies Capital, with a focus on emerging technology areas that are relevant to the Dell Technologies unique family of businesses and that will complement our existing portfolio of solutions. Our investment areas include storage, software-defined networking, management and orchestration, security, machine learning and artificial intelligence, Big Data and analytics, cloud, Internet of Things (“IoT”), and software development operations. In addition to these investments, we also may make disciplined acquisitions targeting businesses that advance our strategic objectives. As of August 2, 2019 and February 1, 2019, Dell Technologies held strategic investments of $0.8 billion and $1.0 billion, respectively.

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

We manage our business on a U.S. dollar basis. However, we have a large global presence, generating approximately half of our revenue by sales to customers outside of the United States during both the first six months of Fiscal 2020 and Fiscal 2019. As a result, our revenue can be impacted by fluctuations in foreign currency exchange rates. We utilize a comprehensive hedging strategy intended to mitigate the impact of foreign currency volatility over time, and we adjust pricing when possible to further minimize foreign currency impacts. During the past twelve months, there has been a sustained weakening of foreign currencies relative to the U.S. dollar, and we will continue to respond to foreign currency fluctuations with appropriate strategies in the second half of Fiscal 2020.

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

Dell Technologies’ non-GAAP net income now excludes, among other items, fair value adjustments on equity investments as well as discrete tax items. These items were not excluded in the prior presentation of our non-GAAP net income for the three and six months ended August 3, 2018. Upon our return to the public markets in December 2018 as a result of the Class V transaction, we reevaluated the presentation of non-GAAP net income and made these changes to facilitate the evaluation of our current operating performance and the comparability of our current operating performance to our past operating performance. Non-GAAP net income for the three and six months ended August 3, 2018 has been recast to reflect the current presentation.

The following is a summary of the items excluded from the most comparable GAAP financial measures to calculate our non-GAAP financial measures:

•
Amortization of Intangible Assets — Amortization of intangible assets primarily consists of amortization of customer relationships, developed technology, and trade names. In connection with our acquisition by merger of EMC on September 7, 2016, referred to as the EMC merger transaction, and the acquisition of Dell Inc. by Dell Technologies Inc. on October 29, 2013, referred to as the going-private transaction, all of the tangible and intangible assets and liabilities of EMC and Dell, respectively, were accounted for and recognized at fair value on the transaction dates. Accordingly, for the periods presented, amortization of intangible assets represents amortization associated with intangible assets recognized in connection with the EMC merger transaction and the going-private transaction. Amortization charges for purchased intangible assets are significantly impacted by the timing and magnitude of our acquisitions, and these charges may vary in amount from period to period. We exclude these charges for purposes of calculating the non-GAAP financial measures presented below to facilitate a more meaningful evaluation of our current operating performance and comparisons to our past operating performance.

•
Impact of Purchase Accounting — The impact of purchase accounting includes purchase accounting adjustments related to the EMC merger transaction and, to a lesser extent, the going-private transaction, recorded under the acquisition method of accounting in accordance with the accounting guidance for business combinations. This guidance prescribes that the purchase price be allocated to assets acquired and liabilities assumed based on the estimated fair value of such assets and liabilities on the date of the transaction. Accordingly, all of the assets and liabilities acquired in the EMC merger transaction and the going-private transaction were accounted for and recognized at fair value as of the respective transaction dates, and the fair value adjustments are being amortized over the estimated useful lives in the periods following the transactions. The fair value adjustments primarily relate to deferred revenue, inventory, and property, plant, and equipment. Although the purchase accounting adjustments and related amortization of those adjustments are reflected in our GAAP results, we evaluate the operating results of the underlying businesses on a non-GAAP basis, after removing such adjustments. We believe that excluding the impact of purchase accounting provides results that are useful in understanding our current operating performance and provides more meaningful comparisons to our past operating performance.

•
Transaction-related Expenses — Transaction-related expenses consist of acquisition, integration, and divestiture related costs, and are expensed as incurred. These expenses primarily represent costs for legal, banking, consulting, and advisory services, as well as certain compensatory retention awards directly related to the EMC merger transaction.  During the first six months of Fiscal 2019, this category also included $116 million of expenses related to integration of our inventory policies and management process related to customer evaluation units.

•
Stock-based Compensation Expense — Stock-based compensation expense consists of equity awards granted based on the estimated fair value of those awards at grant date. For service-based stock options, we typically estimate the fair value using the Black-Scholes valuation model and for performance-based awards containing a market condition, we estimate the fair value using the Monte Carlo valuation model. Our non-GAAP adjustment for stock-based compensation expense was previously included within the non-GAAP adjustment for other corporate expenses. Due to the growth in our stock-based compensation expense, we have revised our presentation to present stock-based compensation expense separately in our reconciliations presented below. Stock-based compensation expense varies from period to period and is significantly impacted by our share price and the various assumptions used for valuation purposes. Therefore, although we will incur this type of expense in the future, we believe that eliminating these charges for purposes of calculating the non-GAAP financial measures presented below facilitates a more meaningful evaluation of our current operating performance and comparisons to our past operating performance. See Note 16 of the Notes to the Condensed Consolidated Financial Statements for additional information on equity award issuances.

•
Other Corporate Expenses — Other corporate expenses consists primarily of severance, facility action, and other costs. Severance costs are primarily related to severance and benefits for employees terminated pursuant to cost savings initiatives. We continue to integrate owned and leased facilities and may incur additional costs as we seek opportunities for operational efficiencies. Other corporate expenses vary from period to period and are significantly impacted by the timing and nature of these events. Therefore, although we may incur these types of expenses in the future, we believe that eliminating these charges for purposes of calculating the non-GAAP financial measures presented below facilitates a more meaningful evaluation of our current operating performance and comparisons to our past operating performance. During the second quarter and first six months of Fiscal 2020, this category includes Virtustream gross impairment charges of $619 million. See Note 8 of the Notes to the Condensed Consolidated Financial Statements for additional information on Virtustream impairment charges.

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

•
Aggregate Adjustment for Income Taxes — The aggregate adjustment for income taxes is the estimated combined income tax effect for the adjustments described above, as well as an adjustment for discrete tax items. Due to the variability in recognition of discrete tax items from period to period, we believe that excluding these benefits or charges for purposes of calculating non-GAAP net income facilitates a more meaningful evaluation of our current operating performance and comparisons to our past operating performance. The tax effects are determined based on the tax jurisdictions where the above items were incurred. This category includes discrete tax benefits of $405 million and $4.5 billion, recorded in the first and second quarters of Fiscal 2020, respectively, for intra-entity asset transfers that were completed during the respective quarters. See Note 11 of the Notes to the Condensed Consolidated Financial Statements for additional information on our income taxes.

The table below presents a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP measure for the periods indicated:

	Three Months Ended			Six Months Ended
	August 2, 2019	% Change	August 3, 2018	August 2, 2019	% Change	August 3, 2018
	(in millions, except percentages)
Product net revenue	$18,110	—%	$18,149	$34,864	—%	$34,820
Non-GAAP adjustments:
Impact of purchase accounting	6		18	10		35
Non-GAAP product net revenue	$18,116	—%	$18,167	$34,874	—%	$34,855

Services net revenue	$5,260	10%	$4,793	$10,414	10%	$9,478
Non-GAAP adjustments:
Impact of purchase accounting	78		162	156		332
Non-GAAP services net revenue	$5,338	8%	$4,955	$10,570	8%	$9,810

Net revenue	$23,370	2%	$22,942	$45,278	2%	$44,298
Non-GAAP adjustments:
Impact of purchase accounting	84		180	166		367
Non-GAAP net revenue	$23,454	1%	$23,122	$45,444	2%	$44,665

Product gross margin	$4,221	32%	$3,206	$7,896	26%	$6,271
Non-GAAP adjustments:
Amortization of intangibles	519		718	1,038		1,428
Impact of purchase accounting	7		23	13		46
Transaction-related expenses	(3)		21	(5)		137
Stock-based compensation expense	4		1	6		3
Other corporate expenses	5		1	9		3
Non-GAAP product gross margin	$4,753	20%	$3,970	$8,957	14%	$7,888

Services gross margin	$3,105	6%	$2,917	$6,227	9%	$5,730
Non-GAAP adjustments:
Impact of purchase accounting	78		162	156		332
Transaction-related expenses	3		—	—		—
Stock-based compensation expense	28		17	52		31
Other corporate expenses	19		—	28		4
Non-GAAP services gross margin	$3,233	4%	$3,096	$6,463	6%	$6,097

	Three Months Ended			Six Months Ended
	August 2, 2019	% Change	August 3, 2018	August 2, 2019	% Change	August 3, 2018
	(in millions, except percentages)
Gross margin	$7,326	20%	$6,123	$14,123	18%	$12,001
Non-GAAP adjustments:
Amortization of intangibles	519		718	1,038		1,428
Impact of purchase accounting	85		185	169		378
Transaction-related expenses	—		21	(5)		137
Stock-based compensation expense	32		18	58		34
Other corporate expenses	24		1	37		7
Non-GAAP gross margin	$7,986	13%	$7,066	$15,420	10%	$13,985

Operating expenses	$6,807	11%	$6,136	$13,054	7%	$12,167
Non-GAAP adjustments:
Amortization of intangibles	(541)		(808)	(1,239)		(1,620)
Impact of purchase accounting	(17)		(30)	(34)		(59)
Transaction-related expenses	(47)		(83)	(94)		(133)
Stock-based compensation expense	(269)		(198)	(506)		(381)
Other corporate expenses	(690)		(59)	(700)		(123)
Non-GAAP operating expenses	$5,243	6%	$4,958	$10,481	6%	$9,851

Operating income (loss)	$519	NM	$(13)	$1,069	744%	$(166)
Non-GAAP adjustments:
Amortization of intangibles	1,060		1,526	2,277		3,048
Impact of purchase accounting	102		215	203		437
Transaction-related expenses	47		104	89		270
Stock-based compensation expense	301		216	564		415
Other corporate expenses	714		60	737		130
Non-GAAP operating income	$2,743	30%	$2,108	$4,939	19%	$4,134

Net income (loss)	$4,232	NM	$(461)	$4,561	557%	$(999)
Non-GAAP adjustments:
Amortization of intangibles	1,060		1,526	2,277		3,048
Impact of purchase accounting	102		215	203		437
Transaction-related expenses	47		104	89		270
Stock-based compensation expense	301		216	564		415
Other corporate expenses	714		60	737		130
Fair value adjustments on equity investments	(80)		(139)	(142)		(246)
Aggregate adjustment for income taxes	(4,625)		(262)	(5,329)		(617)
Non-GAAP net income (a)	$1,751	39%	$1,259	$2,960	21%	$2,438
_________________

(a)	Non-GAAP net income has been recast to exclude fair value adjustments on equity investments, the corresponding tax effects of those adjustments, and discrete tax items.

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

The table below presents a reconciliation of EBITDA and adjusted EBITDA to net income (loss) for the periods indicated:

	Three Months Ended			Six Months Ended
	August 2, 2019	% Change	August 3, 2018	August 2, 2019	% Change	August 3, 2018
	(in millions, except percentages)
Net income (loss)	$4,232	NM	$(461)	$4,561	557%	$(999)
Adjustments:
Interest and other, net (a)	630		455	1,323		925
Income tax benefit (b)	(4,343)		(7)	(4,815)		(92)
Depreciation and amortization	1,498		1,931	3,114		3,845
EBITDA	$2,017	5%	$1,918	$4,183	14%	$3,679

EBITDA	$2,017	5%	$1,918	$4,183	14%	$3,679
Adjustments:
Stock-based compensation expense	301		216	564		415
Impact of purchase accounting (c)	84		145	167		367
Transaction-related expenses (d)	47		85	89		251
Other corporate expenses (e)	707		95	726		130
Adjusted EBITDA	$3,156	28%	$2,459	$5,729	18%	$4,842
____________________

(a)	See “Results of Operations — Interest and Other, Net” for more information on the components of interest and other, net.

(b)
See Note 11 of the Notes to the Condensed Consolidated Financial Statements for additional information on discrete tax benefits recorded for intra-company asset transfers during the second quarter and first six months of Fiscal 2020.

(c)	This amount includes the non-cash purchase accounting adjustments related to the EMC merger transaction and the going-private transaction.

(d)	Transaction-related expenses includes acquisition, integration, and divestiture related costs.

(e)
Other corporate expenses includes impairment charges and severance, facility action, and other costs. See Note 8 of the Notes to the Condensed Consolidated Financial Statements for additional information on Virtustream impairment charges.

RESULTS OF OPERATIONS

Consolidated Results

The following table summarizes our consolidated results for each of the periods presented. Unless otherwise indicated, all changes identified for the current-period results represent comparisons to results for the prior corresponding fiscal period.

	Three Months Ended					Six Months Ended
	August 2, 2019			August 3, 2018		August 2, 2019			August 3, 2018
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue
	(in millions, except percentages)
Net revenue:
Product	$18,110	77.5%	—%	$18,149	79.1%	$34,864	77.0%	—%	$34,820	78.6%
Services	5,260	22.5%	10%	4,793	20.9%	10,414	23.0%	10%	9,478	21.4%
Total net revenue	$23,370	100.0%	2%	$22,942	100.0%	$45,278	100.0%	2%	$44,298	100.0%
Gross margin:
Product (a)	$4,221	23.3%	32%	$3,206	17.7%	$7,896	22.6%	26%	$6,271	18.0%
Services (b)	3,105	59.0%	6%	2,917	60.9%	6,227	59.8%	9%	5,730	60.5%
Total gross margin	$7,326	31.3%	20%	$6,123	26.7%	$14,123	31.2%	18%	$12,001	27.1%
Operating expenses	$6,807	29.1%	11%	$6,136	26.8%	$13,054	28.8%	7%	$12,167	27.5%
Operating income (loss)	$519	2.2%	NM	$(13)	(0.1)%	$1,069	2.4%	744%	$(166)	(0.4)%
Net income (loss)	$4,232	18.1%	NM	$(461)	(2.0)%	$4,561	10.1%	557%	$(999)	(2.3)%
Net income (loss) attributable to Dell Technologies Inc.	$3,416	14.6%	785%	$(499)	(2.2)%	$3,709	8.2%	427%	$(1,135)	(2.6)%

Non-GAAP Financial Information
Non-GAAP net revenue:
Product	$18,116	77.2%	—%	$18,167	78.6%	$34,874	76.7%	—%	$34,855	78.0%
Services	5,338	22.8%	8%	4,955	21.4%	10,570	23.3%	8%	9,810	22.0%
Total non-GAAP net revenue	$23,454	100.0%	1%	$23,122	100.0%	$45,444	100.0%	2%	$44,665	100.0%
Non-GAAP gross margin:
Product (a)	$4,753	26.2%	20%	$3,970	21.9%	$8,957	25.7%	14%	$7,888	22.6%
Services (b)	3,233	60.6%	4%	3,096	62.5%	6,463	61.1%	6%	6,097	62.2%
Total non-GAAP gross margin	$7,986	34.0%	13%	$7,066	30.6%	$15,420	33.9%	10%	$13,985	31.3%
Non-GAAP operating expenses	$5,243	22.4%	6%	$4,958	21.4%	$10,481	23.1%	6%	$9,851	22.1%
Non-GAAP operating income	$2,743	11.7%	30%	$2,108	9.1%	$4,939	10.9%	19%	$4,134	9.3%
Non-GAAP net income (c)	$1,751	7.5%	39%	$1,259	5.4%	$2,960	6.5%	21%	$2,438	5.5%
EBITDA	$2,017	8.6%	5%	$1,918	8.3%	$4,183	9.2%	14%	$3,679	8.2%
Adjusted EBITDA	$3,156	13.5%	28%	$2,459	10.6%	$5,729	12.6%	18%	$4,842	10.8%
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

(c)	Non-GAAP net income has been recast to exclude fair value adjustments on equity investments, the corresponding tax effects of those adjustments, and discrete tax items.

NM	Not meaningful

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

Overview

During both the second quarter and first six months of Fiscal 2020, our net revenue increased 2%. During the second quarter and first six months of Fiscal 2020, our non-GAAP net revenue increased 1% and 2%, respectively. The increases in net revenue and non-GAAP net revenue were attributable to increases in net revenue in CSG and VMware. The increase in CSG revenue primarily resulted from strong execution by the business, aided by the Microsoft Windows 10 operating system refresh cycle. During the first six months of Fiscal 2020, we benefited from the strength of our broad IT solutions portfolio, which helped us navigate market volatility and competitive pressures. We believe we are well-positioned for long-term profitable growth while also maintaining the ability to adjust as needed to changing market conditions with complementary solutions across our businesses.

During the second quarter of Fiscal 2020, our operating income was $519 million compared to an operating loss of $13 million during the second quarter of Fiscal 2019. During the first six months of Fiscal 2020, our operating income was $1.1 billion compared to an operating loss of $166 million during the first six months of Fiscal 2019. The increases in our operating income for the second quarter and first six months of Fiscal 2020 were primarily attributable to an increase in operating income for CSG due to lower component costs and a decrease in amortization of intangible assets. These benefits were partially offset by an increase in other corporate expenses, which primarily include Virtustream impairment charges.

Amortization of intangible assets and other corporate expenses that impacted our operating income totaled $1.8 billion and $1.6 billion for the second quarter of Fiscal 2020 and Fiscal 2019, respectively, and $3.0 billion and 3.2 billion for the first six months of Fiscal 2020 and Fiscal 2019, respectively. Excluding these costs, the impact of purchase accounting, stock-based compensation expense, and transaction-related expenses, our non-GAAP operating income was $2.7 billion and $2.1 billion during the second quarter of Fiscal 2020 and Fiscal 2019, respectively. During the first six months of Fiscal 2020 and Fiscal 2019, our non-GAAP operating income was $4.9 billion and $4.1 billion, respectively. The increases in our non-GAAP operating income for the second quarter and first six months of Fiscal 2020 were primarily due to an increase in operating income for CSG.

Cash provided by operating activities was $4.0 billion during the first six months of Fiscal 2020 compared to $3.8 billion for the first six months of Fiscal 2019. The increase in operating cash flows during the first six months of Fiscal 2020 was primarily driven by improved profitability and continued working capital discipline. See “Market Conditions, Liquidity, and Capital Commitments” for further information on our cash flow metrics.

Net Revenue

During both the second quarter and first six months of Fiscal 2020, our net revenue increased 2%. During the second quarter and first six months of Fiscal 2020, our non-GAAP net revenue increased 1% and 2%, respectively. The increases in net revenue and non-GAAP net revenue were primarily attributable to increases in net revenue in CSG and VMware. See “Business Unit Results” for further information.

•
Product Net Revenue — Product net revenue includes revenue from the sale of hardware products and software licenses. During the second quarter and first six months of Fiscal 2020, product net revenue and non-GAAP product net revenue were both unchanged. Increases in product revenue for CSG and VMware were offset during the period by declines in ISG server and networking revenue.

•
Services Net Revenue — Services net revenue includes revenue from our services offerings and support services related to hardware products and software licenses. During both the second quarter and first six months of Fiscal 2020, services net revenue and non-GAAP services net revenue increased 10% and 8%, respectively. These increases were primarily due to an increase in services revenue for hardware support and deployment and software maintenance due to growth in the business. A substantial portion of services net revenue is derived from offerings that have been deferred over a period of time, and, as a result, reported services net revenue growth rates will be different than reported product net revenue growth rates.

From a geographical perspective, net revenue generated by sales to customers in the Americas and APJ increased during the second quarter of Fiscal 2020 due to strong performance globally in CSG and VMware. Net revenue from sales to customers in EMEA decreased slightly during the second quarter of Fiscal 2020.

Net revenue generated by sales to customers in the Americas and EMEA increased during the first six months of Fiscal 2020 due to strong performance globally in CSG and VMware. Net revenue from sales to customers in APJ remained flat during the first six months of Fiscal 2020.

Gross Margin

During the second quarter and first six months of Fiscal 2020, our gross margin increased 20% to $7.3 billion and 18% to $14.1 billion, respectively. During the second quarter and first six months of Fiscal 2020, our gross margin percentage increased 460 basis points to 31.3% and 410 basis points to 31.2%, respectively. The increases in our gross margin percentage during the second quarter and first six months of Fiscal 2020 were primarily attributable to a decrease in amortization of intangibles and purchase accounting adjustments, and a deflationary component cost environment.

Our gross margin for the second quarter and first six months of Fiscal 2020 included the impact of amortization of intangibles and purchase accounting adjustments of $0.6 billion and $1.2 billion, respectively. Excluding these costs, transaction-related expenses, stock-based compensation expense, and other corporate expenses, non-GAAP gross margin for the second quarter and first six months of Fiscal 2020 increased 13% to $8.0 billion and 10% to $15.4 billion, respectively, and non-GAAP gross margin percentage increased 340 basis points to 34.0% and 260 basis points to 33.9%, respectively. The increase in our non-GAAP gross margin were attributable to increases in gross margin across all three business units. The increases in our non-GAAP gross margin percentage were primarily due to higher gross margin percentages for both ISG and CSG which benefited from the deflationary component cost environment.

•
Products — During the second quarter of Fiscal 2020, product gross margin increased 32% to $4.2 billion, and product gross margin percentage increased 560 basis points to 23.3%. The increases in both product gross margin and product gross margin percentage were primarily attributable to a decrease in amortization of intangibles and the deflationary cost environment. During the second quarter of Fiscal 2020, non-GAAP product gross margin increased 20% to $4.8 billion, and non-GAAP product gross margin percentage increased 430 basis points to 26.2%. The increases in product gross margin and non-GAAP product gross margin were driven primarily by increases in product revenue due to strength in sales of CSG commercial products and VMware software licenses. Product gross margin percentage and non-GAAP product gross margin percentage increased primarily as a result of higher product gross margin percentages for both ISG and CSG which benefited from the deflationary component cost environment.

During the first six months of Fiscal 2020, product gross margin increased 26% to $7.9 billion, and product gross margin percentage increased 460 basis points to 22.6%. The increases in both product gross margin and product gross margin percentage were primarily attributable to a decrease in amortization of intangibles and transaction-related expenses and the deflationary cost environment. During the first six months of Fiscal 2020, non-GAAP product gross margin increased 14% to $9.0 billion, and non-GAAP product gross margin percentage increased 310 basis points to 25.7%. The increases in product gross margin and non-GAAP product gross margin were driven primarily by increases in product revenue due to strength in sales of CSG commercial products and VMware software licenses. Product gross margin percentage and non-GAAP product gross margin percentage increased primarily as a result of higher product gross margin percentages for both ISG and CSG which benefited from the deflationary component cost environment.

•
Services — During the second quarter of Fiscal 2020, services gross margin increased 6% to $3.1 billion, and services gross margin percentage decreased 190 basis points to 59.0%. Services gross margin increased due to growth in services gross margin across all three business units, particularly in hardware warranty, hardware support and deployment, and software maintenance. The decrease in services gross margin percentage was attributable to a shift in mix to more CSG services offerings sold relative to ISG, particularly support and deployment. During the second quarter of Fiscal 2020 and Fiscal 2019, services gross margin also benefited from a decrease in purchase accounting adjustments, which totaled $78 million and $162 million, respectively. Excluding these costs, transaction-related expenses, stock-based compensation expense, and other corporate expenses, non-GAAP services gross margin increased 4% to $3.2 billion, and non-GAAP services gross margin percentage decreased 190 basis points to 60.6%.

During the first six months of Fiscal 2020, services gross margin increased 9% to $6.2 billion, and services gross margin percentage decreased 70 basis points to 59.8%. Services gross margin increased due to growth in services gross margin across all three business units, particularly in hardware support and deployment and software maintenance. The decrease in services gross margin percentage was attributable to a shift in mix to more CSG services offerings sold relative to ISG, particularly support and deployment. During the first six months of Fiscal 2020 and Fiscal 2019, services gross margin also benefited from a decrease in purchase accounting adjustments, which totaled $156 million and $332 million, respectively. Excluding these costs, transaction-related expenses, stock-based compensation expense, and other corporate expenses, non-GAAP services gross margin increased 6% to $6.5 billion, and non-GAAP services gross margin percentage decreased 110 basis points to 61.1%.

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

The terms and conditions of our vendor rebate programs are largely based on product volumes and are generally negotiated either at the beginning of the annual or quarterly period, depending on the program. The timing and amount of vendor rebates and other discounts we receive under the programs may vary from period to period, reflecting changes in the competitive environment. We monitor our component costs and seek to address the effects of any changes to terms that might arise under our vendor rebate programs. Our gross margins for the second quarter and first six months of Fiscal 2020 and Fiscal 2019 were not materially affected by any changes to the terms of our vendor rebate programs, as the amounts we received under these programs were generally stable relative to our total net cost. We are not aware of any significant changes to vendor pricing or rebate programs that may impact our results in the near term.

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

Operating Expenses

The following table presents information regarding our operating expenses for the periods indicated:

	Three Months Ended					Six Months Ended
	August 2, 2019			August 3, 2018		August 2, 2019			August 3, 2018
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue
	(in millions, except percentages)
Operating expenses:
Selling, general, and administrative	$5,578	23.8%	12%	$4,961	21.7%	$10,649	23.5%	8%	$9,905	22.4%
Research and development	1,229	5.3%	5%	1,175	5.1%	2,405	5.3%	6%	2,262	5.1%
Total operating expenses	$6,807	29.1%	11%	$6,136	26.8%	$13,054	28.8%	7%	$12,167	27.5%

Other Financial Information
Non-GAAP operating expenses	$5,243	22.4%	6%	$4,958	21.4%	$10,481	23.1%	6%	$9,851	22.1%

During the second quarter and first six months of Fiscal 2020, total operating expenses increased 11% and 7%, respectively. Our operating expenses include the impact of purchase accounting, amortization of intangible assets, transaction-related expenses, stock-based compensation expense, and other corporate expenses. In aggregate, these items totaled $1.6 billion and $1.2 billion for the second quarter of Fiscal 2020 and Fiscal 2019, respectively, and $2.6 billion and $2.3 billion for the first six months of Fiscal 2020 and Fiscal 2019, respectively. Excluding these costs, total non-GAAP operating expenses increased 6% for both the second quarter and first six months of Fiscal 2020. The increases in operating expenses and non-GAAP operating expenses were primarily due to an increase in selling, general, and administrative expenses associated with our revenue growth and sales headcount.

•
Selling, General, and Administrative — Selling, general, and administrative (“SG&A”) expenses increased 12% and 8%, respectively, during the second quarter and first six months of Fiscal 2020. The increases in SG&A expenses were primarily driven by investments in our go-to-market capabilities, including sales headcount, and higher performance-based compensation and commission costs. The increases in SG&A expenses also included Virtustream impairment charges during the second quarter of Fiscal 2020, which were partially offset by a decrease in amortization of intangible assets.

•
Research and Development — Research and development (“R&D”) expenses are primarily composed of personnel-related expenses related to product development. R&D expenses as a percentage of net revenue were approximately 5.3% and 5.1% for the second quarter and first six months of Fiscal 2020 and Fiscal 2019, respectively. As our industry continues to change and as the needs of our customers evolve, we intend to support R&D initiatives to innovate and introduce new and enhanced solutions into the market.

We continue to make investments designed to enable growth, particularly in our sales force, marketing, and R&D, while balancing our efforts to drive cost efficiencies in the business. We also expect to continue to make investments in support of our own digital transformation to modernize and streamline our IT operations.

Operating Income/Loss

During the second quarter of Fiscal 2020, our operating income was $519 million compared to an operating loss of $13 million during the second quarter of Fiscal 2019. During the first six months of Fiscal 2020, our operating income was $1.1 billion compared to an operating loss of $166 million during the first six months of Fiscal 2019. The increases in our operating income for the second quarter and first six months of Fiscal 2020 were primarily attributable to an increase in operating income for CSG and a decrease in amortization of intangible assets. These benefits were partially offset by an increase in other corporate expenses, which primarily include Virtustream impairment charges.

Amortization of intangible assets and other corporate expenses that impacted our operating income totaled $1.8 billion and $1.6 billion for the second quarter of Fiscal 2020 and Fiscal 2019, respectively, and $3.0 billion and 3.2 billion for the first six months of Fiscal 2020 and Fiscal 2019, respectively. Excluding these costs, the impact of purchase accounting, stock-based compensation expense, and transaction-related expenses, our non-GAAP operating income was $2.7 billion and $2.1 billion during the second quarter of Fiscal 2020 and Fiscal 2019, respectively. During the first six months of Fiscal 2020 and Fiscal 2019, our non-GAAP operating income was $4.9 billion and $4.1 billion, respectively. The increases in our non-GAAP operating income for the second quarter and first six months of Fiscal 2020 were primarily due to an increase in operating income for CSG.

Interest and Other, Net

The following table provides information regarding interest and other, net for the periods indicated:

	Three Months Ended		Six Months Ended
	August 2, 2019	August 3, 2018	August 2, 2019	August 3, 2018
	(in millions)
Interest and other, net:
Investment income, primarily interest	$42	$85	$86	$163
Gain on investments, net	80	139	142	246
Interest expense	(692)	(622)	(1,391)	(1,218)
Foreign exchange	(35)	(34)	(80)	(111)
Other	(25)	(23)	(80)	(5)
Total interest and other, net	$(630)	$(455)	$(1,323)	$(925)
During the second quarter and first six months of Fiscal 2020, the change in interest and other, net was unfavorable by $175 million and $398 million, respectively, primarily due to higher interest expense and a decrease in net gain on investments. To fund a portion of the cash consideration paid in the Class V transaction, we incurred additional debt and liquidated a significant amount of our investments. As a result, we expect higher interest expense and lower investment income to continue in Fiscal 2020. See Note 3 and Note 6 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information regarding our investments and debt, respectively.

Income and Other Taxes

For the second quarter of Fiscal 2020 and Fiscal 2019, our effective income tax rates were 3912.6% and 1.5%, respectively, on pre-tax losses of $111 million and $468 million, respectively. For the first six months of Fiscal 2020 and Fiscal 2019, our effective income tax rates were 1895.7% and 8.4%, respectively, on pre-tax losses of $254 million and $1.1 billion, respectively. The changes in our effective tax rates were primarily driven by discrete tax items and a change in our jurisdictional mix of income. During the first quarter of Fiscal 2020, we completed an intra-entity asset transfer of certain of our intellectual property to an Irish subsidiary, resulting in a discrete tax benefit of $405 million. During the second quarter of Fiscal 2020, our VMware business unit completed a similar transaction, resulting in a discrete tax benefit of $4.5 billion. The tax benefit for each intra-entity asset transfer was recorded as a deferred tax asset in the period of transaction and represents the book and tax basis difference on the transferred assets measured based on the applicable Irish statutory tax rate. The tax deductions for amortization of the assets will be recognized in the future and any amortization not deducted for tax purposes will be carried forward indefinitely under Irish Tax laws. We expect to be able to realize the deferred tax assets resulting from these intra-entity asset transfers. For the second quarter and first six months of Fiscal 2020, our effective tax rates include $273 million discrete tax expense related to certain foreign tax credits associated with U.S. Tax Reform.  Our effective tax rates for the second quarter and first six months of Fiscal 2020 also include $95 million of discrete tax benefits relating to Virtustream impairment charges. For the first six months of Fiscal 2019, our effective tax rate includes $154 million of discrete tax benefits resulting from the impact of our adoption of the new revenue recognition standard in the first quarter of Fiscal 2019.

The Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform”) was signed into law on December 22, 2017.  Among other things, U.S. Tax Reform lowers the U.S. corporate income tax rate to 21% from 35%, establishes a modified territorial system requiring a mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries, requires a minimum tax on certain future earnings generated by foreign subsidiaries while providing for future tax-free repatriation of earnings through a 100% dividends-received deduction, and places limitations on the deductibility of net interest expense. We anticipate that the U.S. Department of the Treasury and the Internal Revenue Service will continue to issue regulatory guidance clarifying certain provisions of U.S. Tax Reform.  When additional guidance is issued, we will recognize the related tax impact in the fiscal quarter of such issuance.

Our effective income tax rate can fluctuate depending on the geographic distribution of our worldwide earnings, as our foreign earnings are generally taxed at lower rates than in the United States. The differences between our effective income tax rate and the U.S. federal statutory rate of 21% principally result from the geographical distribution of income and differences between the book and tax treatment of certain items. In certain jurisdictions, our tax rate is significantly less than the applicable statutory rate as a result of tax holidays. The majority of our foreign income that is subject to these tax holidays and lower tax rates is attributable to Singapore, China, and Malaysia. A significant portion of these income tax benefits relates to a tax holiday that will be effective until January 31, 2029.  Our other tax holidays will expire in whole or in part during Fiscal 2022 through Fiscal 2030. Many of these tax holidays and reduced tax rates may be extended when certain conditions are met or may be terminated early if certain conditions are not met. As of August 2, 2019, we were not aware of any matters of non-compliance related to these tax holidays.

For further discussion regarding tax matters, including the status of income tax audits, see Note 11 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Net Income/Loss

During the second quarter and first six months of Fiscal 2020, net income was $4.2 billion and $4.6 billion, respectively, and net loss was $0.5 billion and $1.0 billion, respectively, during the second quarter and first six months of Fiscal 2019. The increase in net income during the second quarter and first six months of Fiscal 2020 was primarily attributable to an increase in tax benefit and, to a lesser extent, an increase in operating income, which was partially offset by an increase in interest and other, net expense.

Net income for the second quarter and first six months of Fiscal 2020 and Fiscal 2019 included amortization of intangible assets, the impact of purchase accounting, transaction-related expenses, stock-based compensation expense, other corporate expenses, fair value adjustments on equity investments, and discrete tax items. Excluding these costs and the related tax impacts, non-GAAP net income was $1.8 billion and $3.0 billion, respectively, during the second quarter and first six months of Fiscal 2020, and was $1.3 billion and $2.4 billion, respectively, during the second quarter and first six months of Fiscal 2019. The increase in non-GAAP net income during the second quarter and first six months of Fiscal 2020 was primarily attributable to an increase in operating income, which was partially offset by an increase in interest and other, net expense.

Non-controlling Interests

Net income or loss attributable to non-controlling interests consisted of net income or loss attributable to our non-controlling interests in VMware, Inc., Pivotal, and Secureworks. During the second quarter and first six months of Fiscal 2020, net income attributable to non-controlling interests was $816 million and $852 million, respectively, and net income attributable to non-controlling interests was $38 million and $136 million, respectively, during the second quarter and first six months of Fiscal 2019. The increase in net income attributable to non-controlling interests during the second quarter and first six months of Fiscal 2020 was attributable to an increase in net income attributable to our non-controlling interest in VMware, Inc. For more information about our non-controlling interests, see Note 13 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Net Income (Loss) Attributable to Dell Technologies Inc.

Net income (loss) attributable to Dell Technologies Inc. represents net income (loss) and an adjustment for non-controlling interests. During the second quarter and first six months of Fiscal 2020, net income attributable to Dell Technologies Inc. was $3.4 billion and $3.7 billion, respectively, and net loss attributable to Dell Technologies Inc. was $0.5 billion and $1.1 billion, respectively, during the second quarter and first six months of Fiscal 2019. The increase in net income attributable to Dell Technologies Inc. during the second quarter and first six months of Fiscal 2020 was primarily attributable to an increase in net income for the period.

Business Unit Results

Our reportable segments are based on the following business units: ISG, CSG, and VMware. A description of our three business units is provided under “Introduction.” See Note 18 of the Notes to the Condensed Consolidated Financial Statements included in this report for a reconciliation of net revenue and operating income by reportable segment to consolidated net revenue and consolidated operating income (loss), respectively.

Infrastructure Solutions Group

The following table presents net revenue and operating income attributable to ISG for the periods indicated:

	Three Months Ended			Six Months Ended
	August 2, 2019	% Change	August 3, 2018	August 2, 2019	% Change	August 3, 2018
	(in millions, except percentages)
Net revenue:
Servers and networking	$4,437	(12)%	$5,061	$8,617	(11)%	$9,646
Storage	4,184	—%	4,166	8,206	(1)%	8,248
Total ISG net revenue	$8,621	(7)%	$9,227	$16,823	(6)%	$17,894

Operating income:
ISG operating income	$1,050	4%	$1,012	$1,893	(3)%	$1,951
% of segment net revenue	12.2%		11.0%	11.3%		10.9%

Net Revenue — During the second quarter and first six months of Fiscal 2020, ISG net revenue decreased 7% and 6%, respectively, primarily due to a decrease in sales of servers and networking. Revenue from servers and networking decreased 12% and 11%, respectively, during the second quarter and first six months of Fiscal 2020, driven by a decline in units sold of our PowerEdge servers due to a weaker demand environment. Certain competitive dynamics also contributed to lower server volumes, as we focused on profitability over net revenue growth. The impact of the lower volume of PowerEdge sales was partially mitigated by an increase in average selling prices due to the sale of servers with more robust compute capacity and higher memory and storage content, which was driven by customer demand for servers that enable big data analytics. Storage revenue remained flat during both the second quarter and first six months of Fiscal 2020. We continue to make go-to-market investments and enhancements to our storage solutions offerings and expect that these investments will drive long-term improvements in the business. Component costs were deflationary in the aggregate for ISG during the first six months of Fiscal 2020, and we continue to monitor our pricing in response to changes in the component cost environment. We expect the aggregate ISG component cost environment to continue to be deflationary in the near term, but to a lesser degree relative to the first half of Fiscal 2020.

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

From a geographical perspective, net revenue attributable to ISG was relatively flat in the Americas and EMEA, and decreased in APJ during the second quarter of Fiscal 2020. Net revenue attributable to ISG increased in EMEA, decreased slightly in the Americas, and decreased in APJ during the the first six months of Fiscal 2020.

Operating Income — During the second quarter and first six months of Fiscal 2020, ISG operating income as a percentage of net revenue increased 120 basis points to 12.2% and 40 basis points to 11.3%, respectively, primarily as a result of an increase in ISG gross margin percentage due to higher average selling prices of servers and the deflationary cost environment as described above. The increase in ISG gross margin percentage was partially offset by an increase in operating expenses as a percentage of net revenue as we continue to make investments in go-to-market capabilities.

Client Solutions Group

The following table presents net revenue and operating income attributable to CSG for the periods indicated:

	Three Months Ended			Six Months Ended
	August 2, 2019	% Change	August 3, 2018	August 2, 2019		% Change	August 3, 2018
	(in millions, except percentages)
Net revenue:
Commercial	$9,077	12%	$8,109	$17,384		12%	$15,472
Consumer	2,671	(12)%	3,019	5,274		(11)%	5,927
Total CSG net revenue	$11,748	6%	$11,128	$22,658		6%	$21,399

Operating income:
CSG operating income	$982	131%	$425	$1,775	—	85%	$958
% of segment net revenue	8.4%		3.8%	7.8%			4.5%

Net Revenue — During both the second quarter and first six months of Fiscal 2020, CSG net revenue increased 6% primarily driven by strong execution by the business. CSG also benefited from the Microsoft Windows 10 operating system refresh cycle, which we expect to continue through at least the end of Fiscal 2020. During both the second quarter and first six months of Fiscal 2020, commercial revenue increased 12% due to continued strong demand for our commercial products across all product categories. Consumer revenue decreased 12% and 11%, respectively, during the second quarter and first six months of Fiscal 2020 due to lower sales of notebooks, which was partially offset by higher average selling prices as we shifted our product mix to higher-priced consumer notebooks. The aggregate CSG component cost environment was deflationary in the second quarter and first six months of Fiscal 2020, and we expect deflationary conditions to continue in the near term, but to a lesser degree relative to the first half of Fiscal 2020.

From a geographical perspective, net revenue attributable to CSG increased in the Americas and APJ and decreased in EMEA during the second quarter of Fiscal 2020. Net revenue attributable to CSG increased in the Americas and APJ and increased to a lesser extent in EMEA in the first six months of Fiscal 2020.

Operating Income — During the second quarter and first six months of Fiscal 2020, CSG operating income as a percentage of net revenue increased 460 basis points to 8.4% and 330 basis points to 7.8%, respectively. The increases were primarily due to lower component costs that positively impacted CSG gross margin and a shift in product mix to higher-margin product offerings.

VMware

The following table presents net revenue and operating income attributable to VMware for the periods indicated:

	Three Months Ended			Six Months Ended
	August 2, 2019	% Change	August 3, 2018	August 2, 2019	% Change	August 3, 2018
	(in millions, except percentages)
Net revenue:
VMware net revenue	$2,466	12%	$2,194	$4,748	12%	$4,222

Operating income:
VMware operating income	$762	4%	$736	$1,376	2%	$1,349
% of segment net revenue	30.9%		33.5%	29.0%		32.0%

Net Revenue — VMware net revenue primarily consists of revenue from the sale of software licenses under perpetual licenses, related software maintenance and support, training, consulting services, and hosted services. VMware net revenue for both the second quarter and first six months of Fiscal 2020 increased 12%, primarily due to growth in software license revenue and sales of software maintenance services. Software license revenue reflected broad-based growth across the product portfolio. Software maintenance revenue benefited from strong renewals, revenue recognized from maintenance contracts sold in prior periods, and new maintenance contracts sold during the current periods.

From a geographical perspective, approximately half of VMware net revenue during the second quarter and first six months of Fiscal 2020 was generated by sales to customers in the United States. VMware net revenue for the second quarter and first six months of Fiscal 2020 was positively affected by growth across U.S. and international markets.

Operating Income — During the second quarter and first six months of Fiscal 2020, VMware operating income as a percentage of net revenue decreased 260 basis points to 30.9% and 300 basis points to 29.0%, respectively. The decrease was driven by an increase in operating expenses as a percentage of net revenue as the result of an increase in compensation-related expense associated with sales and sales support, primarily due to increased headcount, as well as to an increase in R&D expenses.

OTHER BALANCE SHEET ITEMS

Accounts Receivable

We sell products and services directly to customers and through a variety of sales channels, including retail distribution. Our accounts receivable, net, was $11.6 billion and $12.4 billion as of August 2, 2019 and February 1, 2019, respectively. We maintain an allowance for doubtful accounts to cover receivables that may be deemed uncollectible. The allowance for losses is based on a provision for accounts that are collectively evaluated based on historical bad debt experience as well as specific identifiable customer accounts that are deemed at risk. As of August 2, 2019 and February 1, 2019, the allowance for doubtful accounts was $89 million and $85 million, respectively. Based on our assessment, we believe that we are adequately reserved for expected credit losses. We monitor the aging of our accounts receivable and continue to take actions to reduce our exposure to credit losses.

Dell Financial Services

Dell Financial Services and its affiliates (“DFS”) support Dell Technologies by offering and arranging various financing options and services for our customers globally, including through captive financing operations in North America, Europe, Australia, and New Zealand. DFS originates, collects, and services customer receivables primarily related to the purchase of our product, software, and service solutions. DFS further strengthens our customer relationships through its flexible consumption models, which enable us to offer our customers the option to pay over time and, in certain cases, based on utilization, to provide them with financial flexibility to meet their changing technological requirements. New financing originations were $2.0 billion and $1.9 billion for the second quarter of Fiscal 2020 and Fiscal 2019, respectively, and $3.7 billion and $3.6 billion for the first six months of Fiscal 2020 and Fiscal 2019, respectively.

As of February 2, 2019, we adopted the new lease standard discussed in Note 1 and Note 2 of the Notes to the Condensed Consolidated Financial Statements included in this report. The adoption of the new lease standard did not result in a change to leases that commenced prior to adoption. For new leases that commenced subsequent to the adoption of the new lease standard, DFS accounts for the leases as sales-type leases, direct financing leases, or operating leases depending on lease classification guidance. Amounts due from lessees under sales-type leases or direct financing leases are recorded as part of financing receivables, with interest income recognized over the contract term. On commencement of sales-type leases, we typically qualify for up-front revenue recognition. On originations of operating leases, we record equipment under operating leases, classified as property, plant, and equipment, and recognize rental revenue and depreciation expense, classified as cost of net revenue, over the contract term. Direct financing leases under the new lease standard are immaterial.

As of August 2, 2019 and February 1, 2019, our financing receivables, net were $8.8 billion and $8.6 billion, respectively. We maintain an allowance to cover expected financing receivable credit losses and evaluate credit loss expectations based on our total portfolio. For the second quarter of Fiscal 2020 and Fiscal 2019, the principal charge-off rate for our total portfolio was 1.1% and 1.4%, respectively. For the first six months of Fiscal 2020 and Fiscal 2019, the principal charge-off rate for our total portfolio was 1.0% and 1.3%, respectively. The credit quality of our financing receivables has improved in recent years due to an overall improvement in the credit environment and as the mix of high-quality commercial accounts in our portfolio has continued to increase. We continue to monitor broader economic indicators and their potential impact on future loss performance. We have an extensive process to manage our exposure to customer credit risk, including active management of credit lines and our collection activities. We also sell selected fixed-term financing receivables without recourse to unrelated third parties on a periodic basis, primarily to manage certain concentrations of customer credit exposure.  Based on our assessment of the customer financing receivables, we believe that we are adequately reserved.

We retain a residual interest in equipment leased under our lease programs. As of August 2, 2019 and February 1, 2019, the residual interest recorded as part of financing receivables was $639 million and $674 million, respectively. The amount of the residual interest is established at the inception of the lease based upon estimates of the value of the equipment at the end of the lease term using historical studies, industry data, and future value-at-risk demand valuation methods. On a quarterly basis, we assess the carrying amount of our recorded residual values for impairment. Generally, residual value risk on equipment under lease is not considered to be significant, because of the existence of a secondary market with respect to the equipment. The lease agreement also clearly defines applicable return conditions and remedies for non-compliance, to ensure that the leased equipment will be in good operating condition upon return. Model changes and updates, as well as market strength and product acceptance, are monitored and adjustments are made to residual values in accordance with the significance of any such changes. Our remarketing sales staff works closely with customers and dealers to manage the sale of lease returns and the recovery of residual exposure. No impairment losses were recorded related to residual assets during the second quarter and first six months of Fiscal 2020.

As of August 2, 2019, equipment under operating leases, net was $426 million and was immaterial as of February 1, 2019. The increase in equipment under operating leases, net is due to our adoption of the new lease standard and the elimination of the third-party residual value guarantee insurance in the lease classification test for sales-type leases. Based on triggering events, we assess the carrying amount of the equipment under operating leases recorded for impairment. No impairment losses were recorded related to such equipment during the second quarter and first six months of Fiscal 2020.

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

Off-Balance Sheet Arrangements
As of August 2, 2019, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition or results of operations.

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

Liquidity and Capital Resources

To support our ongoing business operations, we rely on operating cash flows as our primary source of liquidity. We monitor the efficiency of our balance sheet to ensure that we have adequate liquidity to support our strategic initiatives. In addition to internally generated cash, we have access to other capital sources to finance our strategic initiatives and fund growth in our financing operations. As of August 2, 2019, we had $9.2 billion of total cash and cash equivalents. Our strategy is to deploy capital from any potential source, whether internally generated cash or debt, depending on the adequacy and availability of that source of capital and whether it can be accessed in a cost-effective manner.

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

VMware, Inc. has advised us that, following its payment of the Special Dividend, VMware, Inc. will remain committed to a balanced capital allocation policy through investment in its product and solutions offerings, acquisitions, and returning capital to its stockholders through share repurchases. As of August 2, 2019, $1.3 billion remained available for repurchases. During the first six months of Fiscal 2020, VMware, Inc. repurchased 5.7 million shares of its Class A common stock in the open market for approximately $1.0 billion. During the first six months of Fiscal 2019, VMware, Inc. did not repurchase any shares of its Class A common stock.

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

The following table summarizes our cash and cash equivalents as well as our available borrowings as of the dates indicated:

	August 2, 2019	February 1, 2019
	(in millions)
Cash and cash equivalents, and available borrowings:
Cash and cash equivalents (a)	$9,193	$9,676
Remaining available borrowings under revolving credit facilities	6,086	5,586
Total cash, cash equivalents, and available borrowings	$15,279	$15,262
____________________

(a)	Of the $9.2 billion of cash and cash equivalents as of August 2, 2019, $2.9 billion was held by VMware, Inc.

Our revolving credit facilities include the Revolving Credit Facility and the China Revolving Credit Facility, which we renewed during the first quarter of Fiscal 2020. The Revolving Credit Facility and the China Revolving Credit Facility have maximum aggregate borrowings of $4.5 billion and $0.5 billion, respectively. Available borrowings under these facilities are reduced by draws on the facility and, under the Revolving Credit Facility, outstanding letters of credit. As of August 2, 2019, there were no borrowings outstanding under the facilities and remaining available borrowings totaled approximately $5.0 billion. We may regularly use our available borrowings from both our Revolving Credit Facility and our China Revolving Credit Facility on a short-term basis for general corporate purposes.

The VMware Revolving Credit Facility and the Pivotal Revolving Credit Facility have maximum aggregate borrowings of $1.0 billion and $100 million, respectively. None of the net proceeds of such borrowings will be made available to support the operations or satisfy any corporate purposes of Dell Technologies, other than the operations and corporate purposes of VMware, Inc., Pivotal, and their respective subsidiaries under the applicable facility. As of August 2, 2019, $1.0 billion was available under the VMware Revolving Credit Facility and $100 million was available under the Pivotal Revolving Credit Facility.

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

Debt

The following table summarizes our outstanding debt as of the dates indicated:

	August 2, 2019	February 1, 2019
	(in millions)
Restricted Subsidiary Debt
Core debt:
Senior Secured Credit Facilities and First Lien Notes	$30,260	$32,720
Unsecured Notes and Debentures	1,352	1,952
Senior Notes	3,250	3,250
EMC Notes	3,000	3,000
DFS allocated debt	(1,448)	(1,615)
Total core debt	36,414	39,307
DFS related debt:
DFS debt	6,645	5,929
DFS allocated debt	1,448	1,615
Total DFS related debt	8,093	7,544
Margin Loan and Other	4,023	3,388
Unrestricted Subsidiary Debt
VMware Notes	4,000	4,000
Other	62	—
Total unrestricted subsidiary debt	4,062	4,000
Total debt, principal amount	52,592	54,239
Carrying value adjustments	(670)	(718)
Total debt, carrying value	$51,922	$53,521

The outstanding principal amount of our debt was $52.6 billion as of August 2, 2019, which included core debt of $36.4 billion. We define core debt as the total principal amount of our debt, less DFS related debt, our margin loan and other debt, and unrestricted subsidiary debt.

DFS related debt primarily represents debt from our securitization and structured financing programs. To fund expansion of the DFS business, we balance the use of the securitization and structured financing programs with other sources of liquidity. We approximate the amount of our debt used to fund the DFS business by applying a 7:1 debt to equity ratio to the sum of our financing receivables balance and equipment under our DFS operating leases, net. The debt to equity ratio used is based on the underlying credit quality of the assets. See Note 4 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information about our DFS debt.

As of August 2, 2019, margin loan and other debt primarily consisted of the $4.0 billion Margin Loan Facility. In addition, as of August 2, 2019, other unrestricted subsidiary debt consisted of $62 million in finance leases entered into by VMware, Inc. during the second quarter of Fiscal 2020.

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

Our requirements for cash to pay principal and interest on our debt increased significantly due to the borrowings we incurred to finance the EMC merger transaction, and to a lesser extent, the Class V transaction. We have made good progress in paying down core debt since the EMC merger transaction. We believe we will continue to be able to make our debt principal and interest payments, including the short-term maturities, from existing and expected sources of cash. Cash used for debt principal and interest payments may include short-term borrowings under our revolving credit facilities. We will continue to focus on paying down core debt. Related to our variable-rate debt, we could have variations in our future interest expense from potential fluctuations in LIBOR, or from possible fluctuations in the level of DFS debt required to meet future demand for customer financing. We or our affiliates or their related persons, at our or their sole discretion, may purchase, redeem, prepay, refinance, or otherwise retire any amount of our outstanding indebtedness under the terms of such indebtedness at any time and from time to time, in open market or negotiated transactions with the holders of such indebtedness or otherwise, as appropriate market conditions exist.

During the second quarter of Fiscal 2020, we repaid approximately $2.0 billion of debt, including $0.7 billion of our Term Loan A-2 Facility, $0.6 billion of our Term A-4 Facility, and $0.6 billion of our 5.875% senior notes due June 2019 upon maturity, and approximately $58 million of principal amortization under our term loan facilities.

See Note 6 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information about our debt and our unrestricted subsidiaries.

Cash Flows

The following table contains a summary of our Condensed Consolidated Statements of Cash Flows for the periods indicated:

	Six Months Ended
	August 2, 2019	August 3, 2018
	(in millions)
Net change in cash from:
Operating activities	$3,962	$3,792
Investing activities	(1,283)	(162)
Financing activities	(2,922)	(1,987)
Effect of exchange rate changes on cash and cash equivalents	(62)	(216)
Change in cash and cash equivalents	$(305)	$1,427

Operating Activities — Cash provided by operating activities was $4.0 billion for the first six months of Fiscal 2020 compared to $3.8 billion for the first six months of Fiscal 2019. The increase in operating cash flows during the first six months of Fiscal 2020 was attributable to improved profitability and continued working capital discipline.

DFS offerings are initially funded through cash on hand at the time of origination, most of which is subsequently replaced with third-party financing. As a result, while the initial funding of financing receivables is reflected as an impact to cash flows from operations, this funding impact is largely subsequently offset by cash flows from financing. Additionally, as a result of our adoption of the new leasing standard on lessor accounting in the first quarter of Fiscal 2020, the increase to future originations of operating leases results in a shift from financing receivables to capital expenditures, which benefits our cash flows provided by operating activities by the increase in capital expenditures being reported as cash flows used in investing activities. DFS new financing originations were $2.0 billion and $1.9 billion during the second quarter of Fiscal 2020 and Fiscal 2019, respectively. As of August 2, 2019, DFS had $8.8 billion of total net financing receivables and $426 million of equipment under DFS operating leases, net.

Investing Activities — Investing activities primarily consist of cash used to fund capital expenditures for property, plant, and equipment, which includes equipment under DFS operating leases, capitalized software development costs, strategic investments, and the maturities, sales, and purchases of investments. During the first six months of Fiscal 2020, cash used in investing activities was $1.3 billion and was primarily driven by capital expenditures and acquisitions of businesses, which were partially offset by net cash proceeds from the net sales of strategic investments. In comparison, cash used by investing activities was $162 million during the first six months of Fiscal 2019 and was primarily driven by capital expenditures, partially offset by net cash proceeds from the divestitures of businesses and by the net sales of investments.

Financing Activities — Financing activities primarily consist of the proceeds and repayments of debt, cash used to repurchase common stock, and proceeds from the issuance of common stock of subsidiaries. Cash used by financing activities of $2.9 billion during the first six months of Fiscal 2020 primarily consisted of repayments of debt and repurchases of common stock by our public subsidiaries. In comparison, cash used by financing activities of $2.0 billion during the first six months of Fiscal 2019 was primarily driven by repayments of debt, including an EMC senior note issued in the principal amount of $2.5 billion we repaid during the second quarter of Fiscal 2019.

Capital Commitments

Capital Expenditures — During the first six months of Fiscal 2020, we spent $1.1 billion on property, plant, and equipment, which included gross equipment under DFS operating leases of $455 million. During the first six months of Fiscal 2019, we spent $561 million on property, plant, and equipment. These expenditures were incurred in connection with our global expansion efforts and infrastructure investments made to support future growth, and, in Fiscal 2020, the funding of equipment under DFS operating leases. Product demand, product mix, and the use of contract manufacturers, as well as ongoing investments in operating and information technology infrastructure, influence the level and prioritization of our capital expenditures. Aggregate capital expenditures for Fiscal 2020, which will involve infrastructure investments, strategic initiatives, and funding our DFS leasing operations, are currently expected to total between $2.2 billion and $2.4 billion, of which approximately $1.0 billion relates to the property, plant, and equipment to be recognized under the new lease accounting standard.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 2, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of August 2, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended August 2, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the fiscal quarter ended May 3, 2019, we implemented new lease reporting systems and related controls to enable us to adopt the new accounting guidance set forth in ASC 842, “Leases.” Given the significance of these changes, we will continue to review and refine the systems, processes, and internal controls over leases, as appropriate.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS
The information required by this item is incorporated herein by reference to the information set forth under the caption “Legal Matters” in Note 10 of the Notes to the Condensed Consolidated Financial Statements included in this report.

ITEM 1A — RISK FACTORS

In addition to the other information set forth in this report, the risks discussed in “Part I - Item 1A - Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2019 could materially affect our business, operating results, financial condition, or prospects. The risks described in our Annual Report on Form 10-K and our subsequent SEC reports are not the only risks facing us.  There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that also may materially adversely affect our business, operating results, financial condition, or prospects.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

During the second quarter of Fiscal 2020, in addition to transactions previously reported, we issued to employees an aggregate of 9,411 shares of the Class C Common Stock for an aggregate purchase price of approximately $0.1 million pursuant to exercises of stock options granted under the Dell Inc. Amended and Restated 2002 Long-Term Incentive Plan. The foregoing transactions were effected without registration in reliance on the exemption from registration under the Securities Act of 1933 afforded by Rule 701 thereunder as transactions pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule.

During the second quarter of Fiscal 2020, in addition to transactions previously reported, we issued an aggregate of 72,729 shares of the Class C Common Stock upon conversion of the same number of shares of the Class A Common Stock. Under our certificate of incorporation, at any time and from time to time, any holder of Class A Common Stock has the right to convert all or any of the shares of Class A Common Stock held by such holder into shares of Class C Common Stock on a one-to-one basis. Each share of Class C Common Stock bears the same dividend and liquidation rights as one share of Class A Common Stock. The issuance of the shares of Class C Common Stock was made without registration in reliance on the exemption from registration under the Securities Act of 1933 afforded by Section 3(a)(9) thereof. No commission or other remuneration was paid or given directly or indirectly for soliciting the exchange of such securities.

Purchases of Equity Securities

The following table presents information with respect to our purchases of Class C Common Stock during the the second quarter of Fiscal 2020.

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

Repurchases from May 4, 2019 through May 31, 2019	—	$—	NA	NA
Repurchases from June 1, 2019 through June 28, 2019 (1)	29,659	$59.55	NA	NA
Repurchases from June 29, 2019 through August 2, 2019	—	$—	NA	NA
Total	29,659	$59.55	NA	NA
____________________

(1)	Represents previously issued shares delivered to the Company to satisfy tax withholding obligations in connection with the vesting of employee restricted stock awards.

ITEM 6 — INDEX TO EXHIBITS

The Company hereby files or furnishes the exhibits listed below:

Exhibit Number	Description
10.1*
Dell Technologies Inc. 2013 Stock Incentive Plan, as amended and restated as of July  9, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 11, 2019) (Commission File No.  001-37867).

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

101 .INS††	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101 .SCH††	Inline XBRL Taxonomy Extension Schema Document.
101 .CAL††	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101 .DEF††	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101 .LAB††	Inline XBRL Taxonomy Extension Label Linkbase Document.
101 .PRE††	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104††	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).
_________________

††	Filed with this report.
†††	Furnished with this report.
*	Management contracts or compensation plans or arrangements in which directors or executive officers participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELL TECHNOLOGIES INC.

By:	/s/ MAYA MCREYNOLDS
Maya McReynolds
Senior Vice President, Corporate Finance and
Chief Accounting Officer
(On behalf of registrant and as principal accounting officer)

Date: September 9, 2019