Form 10-Q
period 2019-11-01
Dell Technologies Inc
filed 2019-12-09
CIK 1571996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	November 1, 2019
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-37867

Dell Technologies Inc.
(Exact name of registrant as specified in its charter)

Delaware	80-0890963
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Dell Way, Round Rock, Texas 78682
(Address of principal executive offices) (Zip Code)

1-800-289-3355
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class C Common Stock, par value $0.01 per share	DELL	New York Stock Exchange

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

As of December 3, 2019, there were 729,735,739 shares of the registrant’s common stock outstanding, consisting of 236,743,696 outstanding shares of Class C Common Stock, 373,656,005 outstanding shares of Class A Common Stock, and 119,336,038 outstanding shares of Class B Common Stock.

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

DELL TECHNOLOGIES INC.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in millions; unaudited)

	November 1, 2019	February 1, 2019
ASSETS
Current assets:
Cash and cash equivalents	$8,555	$9,676
Accounts receivable, net	11,447	12,371
Short-term financing receivables, net	4,589	4,398
Inventories, net	3,257	3,649
Other current assets	6,924	6,044
Total current assets	34,772	36,138
Property, plant, and equipment, net	5,787	5,259
Long-term investments	838	1,005
Long-term financing receivables, net	4,465	4,224
Goodwill	41,688	40,089
Intangible assets, net	19,174	22,270
Other non-current assets	10,090	2,835
Total assets	$116,814	$111,820
LIABILITIES, REDEEMABLE SHARES, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short-term debt	$7,664	$4,320
Accounts payable	19,443	19,213
Accrued and other	8,161	8,495
Short-term deferred revenue	13,787	12,944
Total current liabilities	49,055	44,972
Long-term debt	44,727	49,201
Long-term deferred revenue	12,116	11,066
Other non-current liabilities	6,105	6,327
Total liabilities	112,003	111,566
Commitments and contingencies (Note 10)
Redeemable shares (Note 17)	934	1,196
Stockholders’ equity (deficit):
Common stock and capital in excess of $0.01 par value (Note 14)	16,192	16,114
Treasury stock at cost	(65)	(63)
Accumulated deficit	(17,299)	(21,349)
Accumulated other comprehensive loss	(632)	(467)
Total Dell Technologies Inc. stockholders’ deficit	(1,804)	(5,765)
Non-controlling interests	5,681	4,823
Total stockholders’ equity (deficit)	3,877	(942)
Total liabilities, redeemable shares, and stockholders’ equity (deficit)	$116,814	$111,820

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended
	November 1, 2019	November 2, 2018	November 1, 2019	November 2, 2018
Net revenue:
Products	$17,485	$17,625	$52,349	$52,445
Services	5,359	4,857	15,773	14,335
Total net revenue	22,844	22,482	68,122	66,780
Cost of net revenue:
Products	13,558	14,565	40,526	43,114
Services	2,160	1,974	6,347	5,722
Total cost of net revenue	15,718	16,539	46,873	48,836
Gross margin	7,126	5,943	21,249	17,944
Operating expenses:
Selling, general, and administrative	5,028	5,159	15,677	15,064
Research and development	1,262	1,140	3,667	3,402
Total operating expenses	6,290	6,299	19,344	18,466
Operating income (loss)	836	(356)	1,905	(522)
Interest and other, net	(677)	(639)	(2,000)	(1,564)
Income (loss) before income taxes	159	(995)	(95)	(2,086)
Income tax benefit	(393)	(100)	(5,208)	(192)
Net income (loss)	552	(895)	5,113	(1,894)
Less: Net income (loss) attributable to non-controlling interests	53	(19)	905	117
Net income (loss) attributable to Dell Technologies Inc.	$499	$(876)	$4,208	$(2,011)

Earnings (loss) per share attributable to Dell Technologies Inc. - basic:
Dell Technologies Common Stock	$0.69		$5.84
Class V Common Stock		$0.83		$4.80
DHI Group		$(1.84)		$(5.23)

Earnings (loss) per share attributable to Dell Technologies Inc. - diluted:
Dell Technologies Common Stock	$0.66		$5.50
Class V Common Stock		$0.81		$4.72
DHI Group		$(1.84)		$(5.25)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions; unaudited)

	Three Months Ended		Nine Months Ended
	November 1, 2019	November 2, 2018	November 1, 2019	November 2, 2018
Net income (loss)	$552	$(895)	$5,113	$(1,894)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	50	(118)	(186)	(721)
Available-for-sale investments:
Change in unrealized gains (losses)	—	(1)	—	(2)
Reclassification adjustment for net gains realized in net income (loss)	—	—	—	(1)
Net change in market value of investments	—	(1)	—	(3)
Cash flow hedges:
Change in unrealized gains (losses)	(47)	73	210	314
Reclassification adjustment for net (gains) losses included in net income (loss)	(71)	(76)	(197)	(122)
Net change in cash flow hedges	(118)	(3)	13	192
Pension and other postretirement plans:
Recognition of actuarial net gain from pension and other postretirement plans	—	—	8	—
Reclassification adjustments for net (gains) losses from pension and other postretirement plans	—	—	—	—
Net change in actuarial net gain from pension and other postretirement plans	—	—	8	—

Total other comprehensive loss, net of tax expense (benefit) of $(6) and $0, respectively, and $1 and $7, respectively	(68)	(122)	(165)	(532)
Comprehensive income (loss), net of tax	484	(1,017)	4,948	(2,426)
Less: Net income (loss) attributable to non-controlling interests	53	(19)	905	117
Less: Other comprehensive income (loss) attributable to non-controlling interests	(1)	—	—	(4)
Comprehensive income (loss) attributable to Dell Technologies Inc.	$432	$(998)	$4,043	$(2,539)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; continued on next page; unaudited)

	Nine Months Ended
	November 1, 2019	November 2, 2018
Cash flows from operating activities:
Net income (loss)	$5,113	$(1,894)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,608	5,806
Stock-based compensation expense	886	671
Deferred income taxes	(5,927)	(864)
Provision for doubtful accounts — including financing receivables	128	117
Impairments	619	190
Other	119	297
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	800	77
Financing receivables	(592)	(735)
Inventories	364	(1,413)
Other assets	(1,272)	(752)
Accounts payable	299	1,546
Deferred revenue	1,811	1,597
Accrued and other liabilities	(1,173)	(18)
Change in cash from operating activities	5,783	4,625
Cash flows from investing activities:
Investments:
Purchases	(142)	(912)
Maturities and sales	449	2,185
Capital expenditures	(1,612)	(861)
Capitalized software development costs	(264)	(246)
Acquisition of businesses, net	(2,429)	(493)
Divestitures of businesses, net	—	142
Asset acquisitions, net	(8)	(59)
Asset dispositions, net	(3)	(12)
Other	27	35
Change in cash from investing activities	(3,982)	(221)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued; in millions; unaudited)

	Nine Months Ended
	November 1, 2019	November 2, 2018
Cash flows from financing activities:
Share repurchases for tax withholdings of equity awards	(407)	(251)
Proceeds from the issuance of common stock of subsidiaries	294	767
Repurchases of common stock of subsidiaries	(1,285)	(1)
Proceeds from debt	17,656	6,443
Repayments of debt	(18,948)	(9,669)
Other	90	(133)
Change in cash from financing activities	(2,600)	(2,844)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(100)	(262)
Change in cash, cash equivalents, and restricted cash	(899)	1,298
Cash, cash equivalents, and restricted cash at beginning of the period	10,240	14,378
Cash, cash equivalents, and restricted cash at end of the period	$9,341	$15,676

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in millions; unaudited)

Three Months Ended November 1, 2019

	Common Stock and Capital in Excess of Par Value		Treasury Stock
	Dell Technologies Common Stock (a)
	Issued Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Dell Technologies Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Stockholders’ Equity (Deficit)
Balances as of August 2, 2019	726	$15,956	2	$(65)	$(17,775)	$(565)	$(2,449)	$5,544	$3,095
Net income	—	—	—	—	499	—	499	53	552
Foreign currency translation adjustments	—	—	—	—	—	50	50	—	50
Cash flow hedges, net change	—	—	—	—	—	(117)	(117)	(1)	(118)
Issuance of common stock	5	67	—	—	—	—	67	—	67
Stock-based compensation expense	—	61	—	—	—	—	61	261	322
Revaluation of redeemable shares	—	90	—	—	—	—	90	—	90
Impact from equity transactions of non-controlling interests	—	18	—	—	(23)	—	(5)	(176)	(181)
Balances as of November 1, 2019	731	$16,192	2	$(65)	$(17,299)	$(632)	$(1,804)	$5,681	$3,877
_________________
(a) See Note 14 of the Notes to the Condensed Consolidated Financial Statements for additional information on Dell Technologies Common Stock.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in millions; unaudited)

Nine Months Ended November 1, 2019

	Common Stock and Capital in Excess of Par Value		Treasury Stock
	Dell Technologies Common Stock (a)
	Issued Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Dell Technologies Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Stockholders’ Equity (Deficit)
Balances as of February 2, 2019	721	$16,114	2	$(63)	$(21,349)	$(467)	$(5,765)	$4,823	$(942)
Adjustment for adoption of accounting standards (Note 1)	—	—	—	—	3	—	3	—	3
Net income	—	—	—	—	4,208	—	4,208	905	5,113
Foreign currency translation adjustments	—	—	—	—	—	(186)	(186)	—	(186)
Cash flow hedges, net change	—	—	—	—	—	13	13	—	13
Pension and other postretirement	—	—	—	—	—	8	8	—	8
Issuance of common stock	10	152	—	—	—	—	152	—	152
Stock-based compensation expense	—	165	—	—	—	—	165	721	886
Treasury stock repurchases	—	—	—	(2)	—	—	(2)	—	(2)
Revaluation of redeemable shares	—	262	—	—	—	—	262	—	262
Impact from equity transactions of non-controlling interests	—	(501)	—	—	(161)	—	(662)	(768)	(1,430)
Balances as of November 1, 2019	731	$16,192	2	$(65)	$(17,299)	$(632)	$(1,804)	$5,681	$3,877
_________________
(a) See Note 14 of the Notes to the Condensed Consolidated Financial Statements for additional information on Dell Technologies Common Stock.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in millions; unaudited)

Three Months Ended November 2, 2018

	Common Stock and Capital in Excess of Par Value				Treasury Stock
	DHI Group		Class V Common Stock		DHI Group		Class V Common Stock
	Issued Shares	Amount	Issued Shares	Amount	Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Dell Technologies Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Stockholders’ Equity (Deficit)
Balances as of August 3, 2018	571	$8,280	223	$10,041	2	$(63)	24	$(1,424)	$(7,937)	$(334)	$8,563	$6,648	$15,211
Net loss	—	—	—	—	—	—	—	—	(876)	—	(876)	(19)	(895)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(118)	(118)	—	(118)
Investments, net change	—	—	—	—	—	—	—	—	—	(1)	(1)	—	(1)
Cash flow hedges, net change	—	—	—	—	—	—	—	—	—	(3)	(3)	—	(3)
Issuance of common stock	—	(18)	—	—	—	—	—	—	—	—	(18)	—	(18)
Stock-based compensation expense	—	39	—	—	—	—	—	—	—	—	39	217	256
Revaluation of redeemable shares	—	(39)	—	—	—	—	—	—	—	—	(39)	—	(39)
Impact from equity transactions of non-controlling interests	—	45	—	—	—	—	—	—	—	—	45	(13)	32
Balances as of November 2, 2018	571	$8,307	223	$10,041	2	$(63)	24	$(1,424)	$(8,813)	$(456)	$7,592	$6,833	$14,425

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in millions; unaudited)

Nine Months Ended November 2, 2018

	Common Stock and Capital in Excess of Par Value					Treasury Stock
	DHI Group			Class V Common Stock		DHI Group		Class V Common Stock
	Issued Shares		Amount	Issued Shares	Amount	Shares	Amount	Shares		Amount	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Dell Technologies Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Stockholders’ Equity (Deficit)
Balances as of February 2, 2018	571		$9,848	223	$10,041	1	$(16)	24		$(1,424)	$(6,860)	$130	$11,719	$5,766	$17,485
Adjustment for adoption of accounting standards	—		—	—	—	—	—	—	—	—	58	(58)	—	(5)	(5)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(2,011)	—	(2,011)	117	(1,894)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	(721)	(721)	—	(721)
Investments, net change	—	—	—	—	—	—	—	—	—	—	—	(1)	(1)	(2)	(3)
Cash flow hedges, net change	—	—	—	—	—	—	—	—	—	—	—	194	194	(2)	192
Issuance of common stock	—		(22)	—	—	—	—	—		—	—	—	(22)	—	(22)
Stock-based compensation expense	—		76	—	—	—	—	—		—	—	—	76	595	671
Treasury stock repurchases	—		—	—	—	1	(47)	—		—	—	—	(47)	—	(47)
Revaluation of redeemable shares	—		(1,711)	—	—	—	—	—		—	—	—	(1,711)	—	(1,711)
Impact from equity transactions of non-controlling interests	—		116	—	—	—	—	—		—	—	—	116	364	480
Balances as of November 2, 2018	571		$8,307	223	$10,041	2	$(63)	24		$(1,424)	$(8,813)	$(456)	$7,592	$6,833	$14,425

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

Basis of Presentation — The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes filed with the U.S. Securities and Exchange Commission (“SEC”) in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2019. These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of Dell Technologies Inc. as of November 1, 2019 and February 1, 2019, the results of its operations and corresponding comprehensive income (loss) for the three and nine months ended November 1, 2019 and November 2, 2018, and its cash flows for the nine months ended November 1, 2019 and November 2, 2018.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and the accompanying Notes. Actual results could differ materially from those estimates. The results of operations and comprehensive income (loss) for the three and nine months ended November 1, 2019 and November 2, 2018 and the cash flows for the nine months ended November 1, 2019 and November 2, 2018 are not necessarily indicative of the results to be expected for the full fiscal year or for any other fiscal period.

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

The Company adopted the standard (the “new lease standard”) as of February 2, 2019 using the modified retrospective approach, with the cumulative-effect adjustment to the opening balance of stockholders’ equity (deficit) as of the adoption date. The Company elected to apply the practical expedient using the transition option whereby prior comparative periods were not retrospectively adjusted in the Consolidated Financial Statements. Accordingly, prior comparative periods have not been adjusted in the Condensed Consolidated Financial Statements. The Company also elected the package of practical expedients which does not require reassessment of initial direct costs, classification of a lease, and definition of a lease.

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

Financing Receivables — Financing receivables are presented net of allowance for losses and consist of customer receivables and residual interest. Customer receivables, gross includes amounts due from customers under revolving loans, fixed-term loans, fixed-term sales-type or direct financing leases, and accrued interest. The Company has two portfolios, consisting of: (1) fixed-term leases and loans and (2) revolving loans, and assesses risk at the portfolio level to determine the appropriate allowance levels. The portfolio segments are further segregated into classes based on products, customer type, and credit risk evaluation: (1) Revolving - Dell Preferred Account (“DPA”); (2) Revolving - Dell Business Credit (“DBC”); and (3) Fixed-term - Consumer and Commercial. Fixed-term leases and loans are offered to qualified small and medium-sized businesses, large commercial accounts, governmental organizations, and educational entities. Additionally, fixed-term loans are also offered to certain individual consumer customers. Revolving loans are offered under private label credit financing programs. The DPA revolving loan programs are primarily offered to individual consumer customers and the DBC revolving loan programs are primarily offered to small and medium-sized commercial customers.

The Company retains a residual interest in equipment leased under its fixed-term lease programs. The amount of the residual interest is established at the inception of the lease based upon estimates of the value of the equipment at the end of the lease term using historical studies, industry data, and future value-at-risk demand valuation methods. On a quarterly basis, the Company assesses the carrying amount of its recorded residual values for impairment. Anticipated declines in specific future residual values that are considered to be other-than-temporary are recorded currently in earnings. Generally, residual value risk on equipment under lease is not considered to be significant because of the existence of a secondary market with respect to the equipment. The lease agreement also clearly defines applicable return conditions and remedies for non-compliance, to ensure that the leased equipment will be in good operating condition upon return. Model changes and updates, as well as market strength and product acceptance, are monitored and adjustments are made to residual values in accordance with the significance of any such changes. The remarketing sales staff works closely with customers and dealers to manage the sale of lease returns and the recovery of residual exposure. As of November 1, 2019, the Company has not recorded significant residual value impairment.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Asset Securitization — The Company transfers certain U.S. and European customer loan and lease payments and associated equipment to Special Purpose Entities (“SPEs”) that meet the definition of a Variable Interest Entity (“VIE”) and are consolidated into the Consolidated Financial Statements. These SPEs are bankruptcy-remote legal entities with separate assets and liabilities. The purpose of the SPEs is to facilitate the funding of customer loan and lease payments and associated equipment in the capital markets. These SPEs have entered into financing arrangements with multi-seller conduits that, in turn, issue asset-backed debt securities in the capital markets. The asset securitizations in the SPEs are accounted for as secured borrowings. See Note 4 of the Notes to the Condensed Consolidated Financial Statements for additional information on the impact of the consolidation.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 3 — FAIR VALUE MEASUREMENTS AND INVESTMENTS

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

	November 1, 2019				February 1, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(in millions)
Assets:
Cash and cash equivalents:
Money market funds	$4,488	$—	$—	$4,488	$5,221	$—	$—	$5,221
Equity and other securities	11	—	—	11	314	20	—	334
Derivative instruments	—	119	—	119	—	97	—	97
Total assets	$4,499	$119	$—	$4,618	$5,535	$117	$—	$5,652
Liabilities:
Derivative instruments	$—	$67	$—	$67	$—	$60	$—	$60
Total liabilities	$—	$67	$—	$67	$—	$60	$—	$60

The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value:

Money Market Funds — The Company’s investment in money market funds that are classified as cash equivalents hold underlying investments with a weighted average maturity of 90 days or less and are recognized at fair value. The valuations of these securities are based on quoted prices in active markets for identical assets, when available, or pricing models whereby all significant inputs are observable or can be derived from or corroborated by observable market data. The Company reviews security pricing and assesses liquidity on a quarterly basis. As of November 1, 2019, the Company’s U.S. portfolio had no material exposure to money market funds with a fluctuating net asset value.

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

Deferred Compensation Plans —The Company offers deferred compensation plans for eligible employees, which allow participants to defer payment for a portion of their compensation. Assets were the same as liabilities associated with the plans at approximately $239 million and $192 million as of November 1, 2019 and February 1, 2019, respectively, and are included in other assets and other liabilities on the Condensed Consolidated Statements of Financial Position. The net impact to the Condensed Consolidated Statements of Income (Loss) is not material since changes in the fair value of the assets substantially offset changes in the fair value of the liabilities. As such, assets and liabilities associated with these plans have not been included in the recurring fair value table above. These fair values were determined based on observable market prices in a less active market or based on valuation methodologies using observable inputs and were categorized as Level 2 in the fair value hierarchy.

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

As of November 1, 2019 and February 1, 2019, the Company held private strategic investments of $827 million and $671 million, respectively. As these investments represent early-stage companies without readily determinable fair values, they are not included in the recurring fair value table above.

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

Carrying Value and Estimated Fair Value of Outstanding Debt — The following table presents the carrying value and estimated fair value of the Company’s outstanding debt as described in Note 6 of the Notes to the Condensed Consolidated Financial Statements, including the current portion, as of the dates indicated:

	November 1, 2019		February 1, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in billions)
Senior Secured Credit Facilities	$8.9	$9.0	$12.5	$12.6
First Lien Notes	$20.5	$23.3	$19.8	$21.0
Unsecured Notes and Debentures	$1.2	$1.4	$1.8	$1.9
Senior Notes	$2.6	$2.8	$3.1	$3.4
EMC Notes	$3.0	$3.0	$3.0	$2.9
VMware Notes and VMware Term Loan Facility	$4.6	$4.7	$4.0	$3.9
Margin Loan Facility	$4.0	$4.0	$3.3	$3.4

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

Investments

The following table presents the carrying value of the Company’s strategic investments in publicly-traded and privately-held companies as of the dates indicated:

	November 1, 2019				February 1, 2019
	Cost	Unrealized Gain	Unrealized (Loss)	Carrying Value	Cost	Unrealized Gain	Unrealized (Loss)	Carrying Value
	(in millions)
Equity and other securities	$776	$94	$(32)	$838	$638	$539	$(172)	$1,005

For the nine months ended November 1, 2019, the equity and other securities without readily determinable fair values of $827 million increased by $88 million, due to upward adjustments for observable price changes, offset by $12 million of downward adjustments that were primarily attributable to impairments. The remainder of equity and other securities consists of publicly-traded investments that are measured at fair value on a recurring basis.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 4 — FINANCIAL SERVICES

The Company offers or arranges various financing options, services, and alternative payment structures for its customers in North America, Europe, Australia, and New Zealand through DFS. The Company also arranges financing for some of its customers in various countries where DFS does not currently operate as a captive enterprise. The key activities of DFS include originating, collecting, and servicing customer financing arrangements primarily related to the purchase or use of Dell Technologies products and services. In some cases, DFS also offers financing on the purchase of third-party technology products that complement the Dell Technologies portfolio of products and services. New financing originations were $2.0 billion and $1.6 billion for the three months ended November 1, 2019 and November 2, 2018, respectively, and were $5.7 billion and $5.2 billion for the nine months ended November 1, 2019 and November 2, 2018, respectively.

The Company’s loan and lease arrangements with customers are aggregated into the following categories:

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Financing Receivables

The following table presents the components of the Company’s financing receivables segregated by portfolio segment as of the dates indicated:

	November 1, 2019			February 1, 2019
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total
	(in millions)
Financing receivables, net:
Customer receivables, gross (a)	$774	$7,813	$8,587	$835	$7,249	$8,084
Allowances for losses	(66)	(78)	(144)	(75)	(61)	(136)
Customer receivables, net	708	7,735	8,443	760	7,188	7,948
Residual interest	—	611	611	—	674	674
Financing receivables, net	$708	$8,346	$9,054	$760	$7,862	$8,622
Short-term	$708	$3,881	$4,589	$760	$3,638	$4,398
Long-term	$—	$4,465	$4,465	$—	$4,224	$4,224

____________________

(a)	Customer receivables, gross includes amounts due from customers under revolving loans, fixed-term loans, fixed-term sales-type or direct financing leases, and accrued interest.

The following tables present the changes in allowance for financing receivable losses for the periods indicated:

	Three Months Ended
	November 1, 2019			November 2, 2018
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total
	(in millions)
Allowance for financing receivable losses:
Balances at beginning of period	$67	$71	$138	$75	$51	$126
Charge-offs, net of recoveries	(18)	(6)	(24)	(19)	(4)	(23)
Provision charged to income statement	17	13	30	17	6	23
Balances at end of period	$66	$78	$144	$73	$53	$126

	Nine Months Ended
	November 1, 2019			November 2, 2018
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total
	(in millions)
Allowance for financing receivable losses:
Balances at beginning of period	$75	$61	$136	$81	$64	$145
Charge-offs, net of recoveries	(53)	(18)	(71)	(58)	(21)	(79)
Provision charged to income statement	44	35	79	50	10	60
Balances at end of period	$66	$78	$144	$73	$53	$126

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Aging

The following table presents the aging of the Company’s customer financing receivables, gross, including accrued interest, segregated by class, as of the dates indicated:

	November 1, 2019				February 1, 2019
	Current	Past Due 1 — 90 Days	Past Due >90 Days	Total	Current	Past Due 1 — 90 Days	Past Due >90 Days	Total
	(in millions)
Revolving — DPA	$524	$49	$19	$592	$583	$53	$21	$657
Revolving — DBC	161	17	4	182	155	19	4	178
Fixed-term — Consumer and Commercial	6,813	914	86	7,813	6,282	878	89	7,249
Total customer receivables, gross	$7,498	$980	$109	$8,587	$7,020	$950	$114	$8,084

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

	November 1, 2019				February 1, 2019
	Higher	Mid	Lower	Total	Higher	Mid	Lower	Total
	(in millions)
Revolving — DPA	$124	$173	$295	$592	$128	$192	$337	$657
Revolving — DBC	$47	$56	$79	$182	$47	$54	$77	$178
Fixed-term — Consumer and Commercial	$4,494	$1,995	$1,324	$7,813	$3,980	$1,984	$1,285	$7,249

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Leases

Interest income on sales-type lease receivables was $66 million and $196 million for the three and nine months ended November 1, 2019, respectively.

The following table presents the net revenue, cost of net revenue, and gross margin recognized at the commencement date of sales-type leases for the periods indicated:

	Three Months Ended	Nine Months Ended
	November 1, 2019	November 1, 2019
	(in millions)
Net revenue — products	$251	$604
Cost of net revenue — products	215	475
Gross margin — products	$36	$129

The following table presents the future maturity of the Company’s fixed-term customer leases and associated financing payments, and reconciles the undiscounted cash flows to the customer receivables, gross recognized on the Condensed Consolidated Statements of Financial Position as of the date indicated:

November 1, 2019
Fiscal Years	(in millions)
Fiscal 2020 (remaining three months)	$850
Fiscal 2021	2,272
Fiscal 2022	1,487
Fiscal 2023	693
Fiscal 2024 and beyond	273
Total undiscounted cash flows	5,575
Fixed-term loans	2,755
Revolving loans	774
Less: unearned income	(517)
Total customer receivables, gross	$8,587

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Operating Leases

The following table presents the components of the Company’s operating lease portfolio included in Property, plant, and equipment, net as of the date indicated:

November 1, 2019
(in millions)
Equipment under operating lease, gross	$699
Less: accumulated depreciation	(73)
Equipment under operating lease, net	$626

As of February 1, 2019, the Company’s equipment under operating lease, net was immaterial.

Operating lease income relating to lease payments was $63 million and $94 million for the three and nine months ended November 1, 2019, respectively. Depreciation expense was $40 million and $64 million for the three and nine months ended November 1, 2019, respectively.

The following table presents the future payments to be received by the Company as lessor in operating lease contracts as of the date indicated:

November 1, 2019
Fiscal Years	(in millions)
Fiscal 2020 (remaining three months)	$73
Fiscal 2021	250
Fiscal 2022	229
Fiscal 2023	123
Fiscal 2024 and beyond	10
Total	$685

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

DFS Debt

The Company maintains programs that facilitate the funding of leases, loans, and other alternative payment structures in the capital markets. For DFS debt under securitization programs, the Company’s risk of loss is limited to transferred loan and lease payments and associated equipment, and the credit holders under these programs have no recourse to the Company. The following table presents DFS debt as of the dates indicated. The table excludes the allocated portion of the Company’s other borrowings, which represents the additional amount considered to fund the DFS business.

	November 1, 2019	February 1, 2019
	(in millions)
DFS U.S. debt:
Securitization facilities	$2,019	$1,914
Fixed-term securitization offerings	3,003	2,303
Other	183	223
Total DFS U.S. debt	5,205	4,440
DFS international debt:
Securitization facility	716	584
Other borrowings	893	708
Note payable	198	197
Dell Bank Senior Unsecured Eurobonds	556	—
Total DFS international debt	2,363	1,489
Total DFS debt	$7,568	$5,929
Total short-term DFS debt	$3,576	$3,113
Total long-term DFS debt	$3,992	$2,816

DFS U.S. Debt

Securitization Facilities — The Company maintains separate securitization facilities in the United States for fixed-term leases and loans and for revolving loans. This debt is collateralized solely by the U.S. loan and lease payments and associated equipment in the facilities. The debt has a variable interest rate and the duration of the debt is based on the terms of the underlying loan and lease payment streams. As of November 1, 2019, the total debt capacity related to the U.S. securitization facilities was $4.0 billion. The Company enters into interest swap agreements to effectively convert a portion of its securitization debt from a floating rate to a fixed rate. See Note 7 of the Notes to the Condensed Consolidated Financial Statements for additional information about interest rate swaps.

The Company’s U.S. securitization facility for revolving loans is effective through June 25, 2022. The Company’s two U.S. securitization facilities for fixed-term leases and loans are effective through August 22, 2021 and July 26, 2022, respectively.

The securitization facilities contain standard structural features related to the performance of the securitized receivables, which include defined credit losses, delinquencies, average credit scores, and minimum collection requirements. In the event one or more of these criteria are not met and the Company is unable to restructure the facility, no further funding of receivables will be permitted and the timing of the Company’s expected cash flows from over-collateralization will be delayed. As of November 1, 2019, these criteria were met.

Fixed-Term Securitization Offerings — The Company periodically issues asset-backed debt securities under fixed-term securitization programs to private investors. The asset-backed debt securities are collateralized solely by the U.S. fixed-term leases and loans in the offerings, which are held by Special Purpose Entities (“SPEs”), as discussed below. The interest rate on these securities is fixed and ranges from 1.91% to 3.85% per annum, and the duration of these securities is based on the terms of the underlying loan and lease payment streams.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

DFS International Debt

Securitization Facility — The Company maintains a securitization facility in Europe for fixed-term leases and loans. This facility is effective through December 21, 2020 and has a total debt capacity of $892 million as of November 1, 2019.

The securitization facility contains standard structural features related to the performance of the securitized receivables which include defined credit losses, delinquencies, average credit scores, and minimum collection requirements. In the event one or more of these criteria are not met and the Company is unable to restructure the program, no further funding of receivables will be permitted and the timing of the Company’s expected cash flows from over-collateralization will be delayed. As of November 1, 2019, these criteria were met.

Other Borrowings — In connection with the Company’s international financing operations, the Company has entered into revolving structured financing debt programs related to its fixed-term lease and loan products sold in Canada, Europe, Australia, and New Zealand. The Canadian facility, which is collateralized solely by Canadian loan and lease payments and associated equipment, had a total debt capacity of $285 million as of November 1, 2019, and is effective through January 16, 2023. The European facility, which is collateralized solely by European loan and lease payments and associated equipment, had a total debt capacity of $669 million as of November 1, 2019, and is effective through December 14, 2020. The Australia and New Zealand facility, which is collateralized solely by Australia and New Zealand loan and lease payments and associated equipment, had a total debt capacity of $193 million as of November 1, 2019, and is effective through January 29, 2020.

Note Payable — On November 27, 2017, the Company entered into an unsecured credit agreement to fund receivables in Mexico. As of November 1, 2019, the aggregate principal amount of the note payable is $198 million. The note bears interest at either the applicable London Interbank Offered Rate (“LIBOR”) plus 2.25%, for the borrowings denominated in U.S. dollars, or the Mexican Interbank Equilibrium Interest Rate (“TIIE”) plus 2.00%, for the borrowings denominated in Mexican pesos. The note will mature on December 1, 2020. Although the note is unsecured, the Company manages the note in the same manner as its structured financing programs, so that the collections from loan and lease payments and associated equipment in Mexico are used to pay down principal and interest of the note.

Dell Bank Senior Unsecured Eurobonds — On October 17, 2019, Dell Bank International D.A.C. issued 500 million Euro of 0.625% senior unsecured three year eurobonds due October 2022. The issuance of the senior unsecured eurobonds supports the expansion of the financing operations in Europe.

Variable Interest Entities

In connection with the securitization facilities and offerings discussed above, the Company transfers certain U.S. and European loan and lease payments and associated equipment to SPEs that meet the definition of a Variable Interest Entity (“VIE”) and are consolidated, along with the associated debt detailed above, into the Consolidated Financial Statements, as the Company is the primary beneficiary of those VIEs. The SPEs are bankruptcy-remote legal entities with separate assets and liabilities. The purpose of the SPEs is to facilitate the funding of customer loan and lease payments and associated equipment in the capital markets.

The following table presents financing receivables and equipment under operating leases, net held by the consolidated VIEs as of the dates indicated:

	November 1, 2019	February 1, 2019
	(in millions)
Assets held by consolidated VIEs, net:
Short-term, net	$3,212	$2,940
Long-term, net	3,149	2,508
Assets held by consolidated VIEs, net	$6,361	$5,448

Loan and lease payments and associated equipment transferred via securitization through SPEs were $1.3 billion and $1.2 billion for the three months ended November 1, 2019 and November 2, 2018, respectively, and $4.1 billion and $3.7 billion for the nine months ended November 1, 2019 and November 2, 2018, respectively.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Some of the SPEs have entered into financing arrangements with multi-seller conduits that, in turn, issue asset-backed debt securities in the capital markets. The DFS debt outstanding, which is collateralized by the loan and lease payments and associated equipment held by the consolidated VIEs, was $5.7 billion and $4.8 billion as of November 1, 2019 and February 1, 2019, respectively. The Company’s risk of loss related to securitized receivables is limited to the amount by which the Company’s right to receive collections for assets securitized exceeds the amount required to pay interest, principal, and fees and expenses related to the asset-backed securities. The Company provides credit enhancement to the securitizations in the form of over-collateralization.

Customer Receivable Sales

To manage certain concentrations of customer credit exposure, the Company may sell selected fixed-term customer receivables to unrelated third parties on a periodic basis. The amount of customer receivables sold was $406 million and $590 million for the nine months ended November 1, 2019 and November 2, 2018, respectively.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 5 — LEASES

The Company enters into leasing transactions in which the Company is the lessee. These lease contracts are typically classified as operating leases. The Company’s lease contracts are generally for office buildings used to conduct its business, and the determination of whether such contracts contain leases generally does not require significant estimates or judgments. The Company also leases certain global logistics warehouses, employee vehicles, and equipment. As of November 1, 2019, the remaining terms of the Company’s leases range from one year to 27 years.

The Company also enters into leasing transactions in which the Company is the lessor, primarily through customer financing arrangements offered through DFS. DFS originates leases that are primarily classified as either sales-type leases or operating leases. See Note 4 of the Notes to the Condensed Consolidated Financial Statements for more information on the DFS lease portfolio and related lease disclosures.

In adopting the new lease standard discussed in Note 1 and Note 2 of the Notes to the Condensed Consolidated Financial Statements, the Company elected to apply a transition method that does not require the retrospective application to periods prior to adoption. Financial information associated with the Company’s leases in which the Company is the lessee is contained in this Note. As of November 1, 2019, there were no material finance leases for which the Company was a lessee.

The following table presents components of lease costs included in the Condensed Consolidated Statements of Income (Loss) for the periods indicated:

	Three Months Ended	Nine Months Ended
	November 1, 2019	November 1, 2019
	(in millions)
Operating lease costs	$134	$377
Variable costs	41	120
Total lease costs	$175	$497

During the nine months ended November 1, 2019, sublease income, finance lease costs, and short-term lease costs were immaterial.

The following table presents supplemental information related to operating leases included in the Condensed Consolidated Statements of Financial Position as of the date indicated:

	Classification	November 1, 2019
		(in millions, except for term and discount rate)
Operating lease ROU assets	Other non-current assets	$1,752

Current operating lease liabilities	Accrued and other current liabilities	$428
Non-current operating lease liabilities	Other non-current liabilities	1,336
Total operating lease liabilities		$1,764

Weighted-average remaining lease term (in years)		8.73
Weighted-average discount rate		3.94%

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents supplemental cash flow information related to leases for the period indicated:

Nine Months Ended
November 1, 2019
(in millions)
Cash paid for amounts included in the measurement of lease liabilities — operating cash outflows from operating leases	$367

ROU assets obtained in exchange for new operating lease liabilities	$495

The following table presents the future maturity of the Company’s operating lease liabilities under non-cancelable leases and reconciles the undiscounted cash flows for these leases to the lease liability recognized on the Condensed Consolidated Statements of Financial Position as of the date indicated:

November 1, 2019
Fiscal Years	(in millions)
Fiscal 2020 (remaining three months)	$104
Fiscal 2021	455
Fiscal 2022	360
Fiscal 2023	277
Fiscal 2024	181
Thereafter	772
Total lease payments	$2,149
Less: Imputed interest	(385)
Total	$1,764
Current operating lease liabilities	$428
Non-current operating lease liabilities	$1,336

The amount of future lease commitments after Fiscal 2024 is primarily for the ground lease on VMware, Inc.’s Palo Alto, California headquarter facilities, which expires in Fiscal 2047.

As of November 1, 2019, the Company has additional operating leases that have not yet commenced of $665 million. These operating leases will commence during Fiscal 2020 and Fiscal 2021 with lease terms of one year to 16 years.

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 6 — DEBT
The following table presents the Company’s outstanding debt as of the dates indicated:

	November 1, 2019	February 1, 2019
	(in millions)
Secured Debt
Senior Secured Credit Facilities:
4.24% Term Loan B Facility due September 2023	$—	$4,938
3.79% Term Loan B-1 Facility due September 2025	4,750	—
4.16% Term Loan A-2 Facility due September 2021	—	4,116
3.54% Term Loan A-4 Facility due December 2023	679	1,650
4.25% Term Loan A-5 Facility due December 2019	—	2,016
3.60% Term Loan A-6 Facility due March 2024	3,543	—
First Lien Notes:
3.48% due June 2019	—	3,750
4.42% due June 2021	4,500	4,500
5.45% due June 2023	3,750	3,750
4.00% due July 2024	1,000	—
6.02% due June 2026	4,500	4,500
4.90% due October 2026	1,750	—
5.30% due October 2029	1,750	—
8.10% due July 2036	1,500	1,500
8.35% due July 2046	2,000	2,000
Unsecured Debt
Unsecured Notes and Debentures:
5.875% due June 2019	—	600
4.625% due April 2021	400	400
7.10% due April 2028	300	300
6.50% due April 2038	388	388
5.40% due September 2040	264	264
Senior Notes:
5.875% due June 2021	1,075	1,625
7.125% due June 2024	1,625	1,625
EMC Notes:
2.650% due June 2020	2,000	2,000
3.375% due June 2023	1,000	1,000
Public Subsidiary Debt
VMware Notes:
2.30% due August 2020	1,250	1,250
2.95% due August 2022	1,500	1,500
3.90% due August 2027	1,250	1,250
VMware Term Loan Facility	600	—
DFS Debt (Note 4)	7,568	5,929
Other
4.18% Margin Loan Facility due April 2022	4,000	3,350
Other	84	38
Total debt, principal amount	$53,026	$54,239

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	November 1, 2019	February 1, 2019
	(in millions)
Total debt, principal amount	$53,026	$54,239
Unamortized discount, net of unamortized premium	(246)	(271)
Debt issuance costs	(389)	(447)
Total debt, carrying value	$52,391	$53,521
Total short-term debt, carrying value	$7,664	$4,320
Total long-term debt, carrying value	$44,727	$49,201

During the nine months ended November 1, 2019, the Company repaid $550 million principal amount of its 5.875% senior unsecured notes due June 2021, $600 million principal amount of its 5.875% senior unsecured notes due June 2019 upon maturity, $950 million principal amount of its Term Loan A-4 Facility, and approximately $136 million of principal amortization under its term loan facilities. The Company also repaid $162.5 million principal amount as part of the Term Loan B Facility refinancing and the remaining principal amount of approximately $1,277 million of its Term Loan A-2 Facility in connection with the First Lien Notes issued on March 20, 2019, as described below under “Refinancing Transactions.” Additionally, during the nine months ended November 1, 2019, the Company issued an additional $1.6 billion, net, in DFS debt to support the expansion of its financing receivables portfolio.

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

On March 20, 2019, Dell International L.L.C. and EMC Corporation, both of which are wholly-owned subsidiaries of Dell Technologies Inc., completed a private offering of multiple series of First Lien Notes in an aggregate principal amount of $4.5 billion. The principal amount, interest rate, and maturity of each series of such First Lien Notes were $1,000 million of 4.00% First Lien Notes due July 15, 2024, $1,750 million of 4.90% First Lien Notes due October 1, 2026, and $1,750 million of 5.30% First Lien Notes due October 1, 2029.

A majority of the proceeds from the First Lien Notes issued on March 20, 2019 was used to repay all of the outstanding $3,750 million principal amount of the 3.48% First Lien Notes due June 2019. In addition, proceeds of approximately $800 million of borrowings under the new Term Loan A-6 Facility, the proceeds of the $650 million increase in the Margin Loan Facility, and a portion of the proceeds from the 2019 First Lien Notes were used to repay all $2,016 million of the Company’s outstanding amounts under the Term Loan A-5 Facility due December 2019. During the three months ended May 3, 2019, the remaining proceeds available from the 2019 First Lien Notes were used to repay $550 million of outstanding amounts under the Term Loan A-2 Facility and to pay related premiums, accrued interest, fees, and expenses. The Term Loan A-2 Facility was subsequently paid off as of August 2, 2019.

On September 19, 2019, the Company entered into a sixth refinancing amendment to the Senior Secured Credit Agreement (the “Sixth Refinancing Amendment”) to refinance the Term Loan B Facility due September 2023 with a new term loan B facility consisting of an aggregate principal amount of $4,750 million refinancing term B-1 loans maturing on September 19, 2025 (“Term Loan B-1 Facility due September 2025” or “Term Loan B-1 Facility”). The Company used the proceeds from the Term Loan B-1 Facility, together with other funds available, to repay $4,913 million of outstanding amounts under the Term Loan B Facility due September 2023 and to pay related accrued interest, fees and expenses.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The refinancing and amendments were evaluated in accordance with FASB ASC 470, “Debt-Modifications and Extinguishments.” The amendment to the Margin Loan Agreement and the term debt refinancing were accounted for as modifications for all existing lenders and as new issuances for new lenders. The First Lien Notes issued on March 20, 2019 were accounted for as new issuances for all lenders, and repayment of the Company’s outstanding amounts under the Term Loan A-5 Facility was accounted for as an extinguishment. During the three months ended May 3, 2019, the Company capitalized $74.5 million in new fees paid to creditors as a result of the modifications and new issuances. In addition, the Company recognized expenses of $32.3 million in unamortized costs and $7.1 million in new third-party costs during the three months ended May 3, 2019. The Term Loan B Facility refinancing was accounted for as a modification for all existing lenders and as a new issuance for new lenders. During the three months ended November 1, 2019, the Company capitalized $5.9 million in new fees paid to creditors as a result of the modifications and new issuances.  In addition, the Company recognized expenses of $1.5 million in unamortized costs and $5.1 million in new third-party costs during the three months ended November 1, 2019.

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

As of November 1, 2019, available borrowings under the Revolving Credit Facility totaled $4.5 billion. The Senior Secured Credit Facilities provide that the borrowers have the right at any time, subject to customary conditions, to request incremental term loans or incremental revolving commitments.

Borrowings under the Senior Secured Credit Facilities bear interest at a rate per annum equal to an applicable margin, plus, at the borrowers’ option, either (a) a base rate, or (b) the London Interbank Offered Rate (“LIBOR”). The Term Loan B-1 Facility bears interest at LIBOR plus an applicable margin of 2.00% or a base rate plus an applicable margin of 1.00%. The Term Loan A-4 Facility and the Term Loan A-6 Facility bear interest at LIBOR plus an applicable margin ranging from 1.25% to 2.00% or a base rate plus an applicable margin ranging from 0.25% to 1.00%. Interest is payable, in the case of loans bearing interest based on LIBOR, at the end of each interest period (but at least every three months), in arrears and, in the case of loans bearing interest based on the base rate, quarterly in arrears.

The Term Loan B-1 Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount. The Term Loan A-4 Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 5% of the original principal amount in each of the first four years after the facility closing date of December 20, 2018, and 80% of the original principal amount in the fifth year after December 20, 2018. The Term Loan A-6 Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 5% of the original principal amount in each of the first four years after the facility closing date of March 13, 2019, and 80% of the original principal amount in the fifth year after March 13, 2019. The Revolving Credit Facility has no amortization.

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

First Lien Notes — The senior secured notes (collectively, the “First Lien Notes”) were issued on June 1, 2016 and March 20, 2019 in an aggregate principal amount of $20.0 billion and $4.5 billion, respectively. As discussed above, during the three months ended May 3, 2019, the Company used a portion of the $4.5 billion proceeds from the First Lien Notes issued on March 20, 2019 to repay all of the outstanding $3,750 million principal amount of its 3.48% First Lien Notes due June 2019. Interest on these borrowings is payable semiannually. The First Lien Notes are secured on a pari passu basis with the Senior Secured Credit Facilities, on a first-priority basis by substantially all of the tangible and intangible assets of the issuers and guarantors that secure obligations under the Senior Secured Credit Facilities, including pledges of all capital stock of the issuers, Dell, and certain wholly-owned material subsidiaries of the issuers and the guarantors, subject to certain exceptions.

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

China Revolving Credit Facility — During the three months ended May 3, 2019, the Company renewed its credit agreement (the “China Revolving Credit Facility”) with a bank lender for a secured revolving loan facility in an aggregate principal amount not to exceed $500 million at an interest rate of LIBOR plus 0.6% per annum. The facility will expire on February 26, 2020. As of November 1, 2019, there were no outstanding borrowings under the China Revolving Credit Facility.

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

VMware Revolving Credit Facility — On September 12, 2017, VMware, Inc. entered into an unsecured credit agreement, establishing a revolving credit facility (the “VMware Revolving Credit Facility”) with a syndicate of lenders that provides the company with a borrowing capacity of up to $1.0 billion for VMware, Inc. general corporate purposes. Commitments under the VMware Revolving Credit Facility are available for a period of five years, which may be extended, subject to the satisfaction of certain conditions, by up to two one year periods. The credit agreement contains certain representations, warranties, and covenants. Commitment fees, interest rates, and other terms of borrowing under the VMware Revolving Credit Facility may vary based on VMware, Inc.’s external credit ratings. None of the net proceeds of such borrowings will be made available to support the operations or satisfy any corporate purposes of Dell Technologies, other than the operations and corporate purposes of VMware, Inc. and VMware, Inc.’s subsidiaries. As of November 1, 2019, there were no outstanding borrowings under the VMware Revolving Credit Facility.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

VMware Term Loan Facility — On September 26, 2019, VMware, Inc. entered into a senior unsecured term loan facility (the “VMware Term Loan Facility”) with a syndicate of lenders that provides VMware, Inc. with a borrowing capacity of up to $2.0 billion for VMware, Inc. general corporate purposes. VMware, Inc. may borrow against the VMware Term Loan Facility two times up to its borrowing capacity of $2.0 billion until February 7, 2020. The VMware Term Loan Facility matures on the 364th day following the initial funding under the facility. The VMware Term Loan Facility bears interest at LIBOR plus 0.75% to 1.25%, or an alternative base rate plus 0.00% to 0.25%, depending on VMware Inc.’s external credit ratings. VMware, Inc. drew down $2.0 billion and repaid $1.4 billion during the three months ended November 1, 2019. As of November 1, 2019, the outstanding balance was $600 million, and $1.4 billion remained available to be drawn down for future borrowing purposes. The VMware Term Loan Facility contains certain representations, warranties, and covenants. None of the net proceeds of such borrowings will be made available to support the operations or satisfy any corporate purposes of Dell Technologies, other than the operations and corporate purposes of VMware, Inc. and VMware, Inc.’s subsidiaries.

DFS Debt

See Note 4 and Note 7 of the Notes to the Condensed Consolidated Financial Statements, respectively, for discussion of DFS debt and the interest rate swap agreements that hedge a portion of that debt.

Other

Margin Loan Facility — On April 12, 2017, the Company entered into the Margin Loan Facility in an aggregate principal amount of $2.0 billion. In connection with the Class V transaction, on December 20, 2018, the Company amended the Margin Loan Facility to increase the aggregate principal amount to $3.35 billion. In connection with obtaining the Term Loan A-6 Facility, the Company increased the aggregate principal amount of the Margin Loan Facility to $4.0 billion. VMW Holdco LLC, a wholly-owned subsidiary of EMC, is the borrower under the Margin Loan Facility, which is secured by 60 million shares of Class B common stock of VMware, Inc. and 20 million shares of Class A common stock of VMware, Inc. Loans under the Margin Loan Facility bear interest at a rate per annum payable, at the borrower’s option, either at (a) a base rate plus 1.25% per annum or (b) a LIBOR-based rate plus 2.25% per annum. Interest under the Margin Loan Facility is payable quarterly.

The Margin Loan Facility will mature in April 2022. The borrower may voluntarily repay outstanding loans under the Margin Loan Facility at any time without premium or penalty, other than customary “breakage” costs, subject to certain minimum threshold amounts for prepayment.

Pivotal Revolving Credit Facility — On September 7, 2017, Pivotal entered into a credit agreement (the “Pivotal Revolving Credit Facility”) that provided for a senior secured revolving loan facility in an aggregate principal amount not to exceed $100 million. The credit facility contained customary representations, warranties, and covenants, including financial covenants. During the three months ended November 1, 2019, the Pivotal Revolving Credit Facility was terminated.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Aggregate Future Maturities

The following table presents the aggregate future maturities of the Company’s debt as of November 1, 2019 for the periods indicated:

	Maturities by Fiscal Year
	2020 (remaining three months)	2021	2022	2023	2024	Thereafter	Total
	(in millions)
Senior Secured Credit Facilities and First Lien Notes	$91	$184	$4,717	$286	$6,702	$17,742	$29,722
Unsecured Notes and Debentures	—	—	400	—	—	952	1,352
Senior Notes and EMC Notes	—	2,000	1,075	—	1,000	1,625	5,700
VMware Notes	—	1,850	—	1,500	—	1,250	4,600
DFS Debt	1,249	3,611	1,418	1,198	84	8	7,568
Margin Loan Facility	—	—	—	4,000	—	—	4,000
Other	11	21	7	8	7	30	84
Total maturities, principal amount	1,351	7,666	7,617	6,992	7,793	21,607	53,026
Associated carrying value adjustments	—	(8)	(57)	(26)	(53)	(491)	(635)
Total maturities, carrying value amount	$1,351	$7,658	$7,560	$6,966	$7,740	$21,116	$52,391

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

As of November 1, 2019, the Company had certain consolidated subsidiaries that were designated as unrestricted subsidiaries for all purposes of the applicable credit agreements and the indentures governing the First Lien Notes and the Senior Notes. Substantially all of the net assets of the Company’s consolidated subsidiaries were restricted, with the exception of the Company’s unrestricted subsidiaries, primarily VMware, Inc., Pivotal, Secureworks, and their respective subsidiaries, as of November 1, 2019.

The Term Loan A-4 Facility, the Term Loan A-6 Facility, and the Revolving Credit Facility are subject to a first lien leverage ratio covenant that is tested at the end of each fiscal quarter of Dell with respect to Dell’s preceding four fiscal quarters. The Company was in compliance with all financial covenants as of November 1, 2019.

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

During the nine months ended November 1, 2019 and November 2, 2018, the Company did not discontinue any cash flow hedges related to foreign exchange contracts that had a material impact on the Company’s results of operations due to the probability that the forecasted cash flows would not occur.

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Derivative Instruments

Notional Amounts of Outstanding Derivative Instruments

	November 1, 2019	February 1, 2019
	(in millions)
Foreign exchange contracts:
Designated as cash flow hedging instruments	$8,550	$7,573
Non-designated as hedging instruments	6,734	6,129
Total	$15,284	$13,702
Interest rate contracts:
Non-designated as hedging instruments	$3,715	$2,674

Effect of Derivative Instruments Designated as Hedging Instruments on the Condensed Consolidated Statements of Financial Position and the Condensed Consolidated Statements of Income (Loss)

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in Accumulated OCI, Net of Tax, on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income
	(in millions)		(in millions)
For the three months ended November 1, 2019
		Total net revenue	$71
Foreign exchange contracts	$(47)	Total cost of net revenue	—
Interest rate contracts	—	Interest and other, net	—
Total	$(47)		$71

For the three months ended November 2, 2018
		Total net revenue	$76
Foreign exchange contracts	$73	Total cost of net revenue	—
Interest rate contracts	—	Interest and other, net	—
Total	$73		$76

For the nine months ended November 1, 2019
		Total net revenue	$197
Foreign exchange contracts	$210	Total cost of net revenue	—
Interest rate contracts	—	Interest and other, net	—
Total	$210		$197

For the nine months ended November 2, 2018
		Total net revenue	$122
Foreign exchange contracts	$314	Total cost of net revenue	—
Interest rate contracts	—	Interest and other, net	—
Total	$314		$122

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Effect of Derivative Instruments Not Designated as Hedging Instruments on the Condensed Consolidated Statements of Income (Loss)

	Three Months Ended		Nine Months Ended
	November 1, 2019	November 2, 2018	November 1, 2019	November 2, 2018	Location of Gain (Loss) Recognized
	(in millions)
Gain (Loss) Recognized:
Foreign exchange contracts	$13	$18	$(46)	$50	Interest and other, net
Interest rate contracts	1	1	(21)	2	Interest and other, net
Total	$14	$19	$(67)	$52

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Fair Value of Derivative Instruments in the Condensed Consolidated Statements of Financial Position

The Company presents its foreign exchange derivative instruments on a net basis in the Condensed Consolidated Statements of Financial Position due to the right of offset by its counterparties under master netting arrangements. The following tables present the fair value of those derivative instruments presented on a gross basis as of the dates indicated:

	November 1, 2019
	Other Current Assets	Other Non- Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value
	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange contracts in an asset position	$90	$—	$11	$—	$101
Foreign exchange contracts in a liability position	(24)	—	(22)	—	(46)
Net asset (liability)	66	—	(11)	—	55
Derivatives not designated as hedging instruments:
Foreign exchange contracts in an asset position	176	—	41	—	217
Foreign exchange contracts in a liability position	(124)	—	(70)	(3)	(197)
Interest rate contracts in an asset position	—	1	—	—	1
Interest rate contracts in a liability position	—	—	—	(24)	(24)
Net asset (liability)	52	1	(29)	(27)	(3)
Total derivatives at fair value	$118	$1	$(40)	$(27)	$52

	February 1, 2019
	Other Current Assets	Other Non- Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value
	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange contracts in an asset position	$45	$—	$29	$—	$74
Foreign exchange contracts in a liability position	(19)	—	(20)	—	(39)
Net asset (liability)	26	—	9	—	35
Derivatives not designated as hedging instruments:
Foreign exchange contracts in an asset position	178	—	57	—	235
Foreign exchange contracts in a liability position	(110)	—	(115)	(2)	(227)
Interest rate contracts in an asset position	—	3	—	—	3
Interest rate contracts in a liability position	—	—	—	(9)	(9)
Net asset (liability)	68	3	(58)	(11)	2
Total derivatives at fair value	$94	$3	$(49)	$(11)	$37

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following tables present the gross amounts of the Company’s derivative instruments, amounts offset due to master netting agreements with the Company’s counterparties, and the net amounts recognized in the Condensed Consolidated Statements of Financial Position as of the dates indicated:

	November 1, 2019
	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ (Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Received or Pledged
	(in millions)
Derivative instruments:
Financial assets	$319	$(200)	$119	$—	$—	$119
Financial liabilities	(267)	200	(67)	—	11	(56)
Total derivative instruments	$52	$—	$52	$—	$11	$63

	February 1, 2019
	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ (Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Received or Pledged
	(in millions)
Derivative instruments:
Financial assets	$312	$(215)	$97	$—	$—	$97
Financial liabilities	(275)	215	(60)	—	4	(56)
Total derivative instruments	$37	$—	$37	$—	$4	$41

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 8 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table presents goodwill allocated to the Company’s business segments and changes in the carrying amount of goodwill as of the dates indicated:

	Infrastructure Solutions Group	Client Solutions Group	VMware	Other Businesses (a)	Total
	(in millions)
Balance as of February 1, 2019	$15,199	$4,237	$16,419	$4,234	$40,089
Goodwill acquired (b)	—	—	1,909	—	1,909
Impact of foreign currency translation	(92)	—	—	(11)	(103)
Goodwill impaired (c)	—	—	—	(207)	(207)
Balance as of November 1, 2019	$15,107	$4,237	$18,328	$4,016	$41,688
____________________
(a) Other Businesses consists of offerings by Pivotal, Secureworks, RSA Security LLC (“RSA Security”), Virtustream Group Holdings, Inc. (“Virtustream”), and Boomi, Inc. (“Boomi”).
(b) VMware, Inc. acquisitions, as discussed below.
(c) The Company recognized a goodwill impairment charge related to Virtustream, as discussed below.

VMware, Inc. Acquisition of Carbon Black, Inc.

On October 8, 2019, VMware, Inc. completed the acquisition of Carbon Black, Inc. (“Carbon Black”), a developer of cloud-native endpoint protection, in a cash tender offer for all of the outstanding shares of Carbon Black’s common stock, at a price of $26.00 per share. VMware, Inc. acquired Carbon Black to create a comprehensive intrinsic security portfolio to protect workloads, clients, and infrastructure from cloud to edge. VMware, Inc. believes that the acquisition will result in synergies with the Carbon Black platform and VMware NSX and VMware Workspace ONE offerings, among others, and enable VMware, Inc. to offer a highly-differentiated intrinsic security platform addressing multiple concerns of the security industry. The total preliminary purchase price was $2.0 billion, net of cash acquired of $111 million.

Merger consideration totaling $18 million is held with a third-party paying agent and is payable to a certain employee of Carbon Black subject to specified future employment conditions and is being recognized as an expense over the requisite service period of approximately two years on a straight-line basis.

VMware, Inc. assumed all of Carbon Black’s unvested stock options and restricted stock outstanding at the completion of the acquisition with an estimated fair value of $181 million. Of the total consideration, $10 million was allocated to the purchase price and $171 million was allocated to future services and will be expensed over the remaining requisite service periods of approximately three years on a straight-line basis. The estimated fair value of the stock options assumed by VMware, Inc. was determined using the Black-Scholes option pricing model. The share conversion ratio of 0.2 was applied to convert Carbon Black’s outstanding stock awards into shares of VMware, Inc.'s common stock.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the preliminary allocation of the consideration to the fair value of the assets acquired and liabilities assumed on the date of acquisition.

Preliminary Allocation
(in millions)
Cash	$111
Accounts receivable	58
Intangible assets	492
Goodwill	1,588
Other acquired assets	52
Total assets acquired	2,301
Unearned revenue	151
Other assumed liabilities	45
Total liabilities assumed	196
Fair value of assets acquired and liabilities assumed	$2,105

The following table summarizes the components of the intangible assets acquired and their estimated useful lives by VMware, Inc. in conjunction with the acquisition.

	Weighted-Average Useful Lives	Fair Value Amount
	(in years)	(in millions)
Purchased technology	4.2	$232
Customer relationships and customer lists	7.0	215
Trademarks and tradenames	5.0	25
Other	2.0	20
Total definite-lived intangible assets		$492

The excess of the purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The estimated fair value assigned to the tangible assets, identifiable intangible assets, and assumed liabilities were based on VMware, Inc. management's estimates and assumptions. The initial allocation of the purchase price was based on preliminary valuations and assumptions and is subject to change within the measurement period. Additionally, current and non-current income taxes payable and deferred taxes may be subject to change as additional information is received and tax returns are finalized. VMware, Inc. expects to finalize the allocation of the purchase price within the measurement period. VMware, Inc. expects that goodwill and identifiable intangible assets will not be deductible for tax purposes.

The pro forma financial information assuming the acquisition had occurred as of the beginning of the fiscal year prior to the fiscal year of acquisition, as well as the revenue and earnings generated during the current fiscal year, were not material for disclosure purposes.

Other VMware, Inc. Acquisitions

During the three months ended November 1, 2019, VMware, Inc. completed four other acquisitions. VMware, Inc. expects that these acquisitions will enhance its product features and capabilities for its software defined data center solutions and software-as-a-service offerings. The aggregate purchase price, net of cash acquired for these four acquisitions, was $68 million, which primarily included $21 million of identifiable intangible assets and $48 million of goodwill, of which the majority is not expected to be deductible for tax purposes. The identifiable intangible assets had estimated useful lives of one to five years and primarily consisted of completed technology.

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

These and other VMware, Inc. acquisitions were not material individually to the Condensed Consolidated Financial Statements. For each of the acquisitions, the initial allocation of the purchase price was based on preliminary valuations and assumptions and is subject to change within the measurement period. VMware, Inc. expects to finalize the allocation of the purchase price for each of the acquisitions within the measurement period.

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

Based on the results of the annual impairment test performed during the three months ended November 1, 2019, the fair values of each of the reporting units exceeded their carrying values. However, it was determined that the excess of fair value over carrying amount was less than 20% for the RSA Security reporting unit, which had an excess of fair value over carrying amount of 13% as of November 1, 2019. Management will continue to monitor the RSA Security goodwill reporting unit and consider potential impacts to the impairment assessment.

Based on the results of the annual impairment test performed for the fiscal year ended February 1, 2019, which was also a quantitative test for all goodwill reporting units, the fair values of each of the reporting units, except for the Virtustream reporting unit, exceeded their carrying values. Virtustream’s results, which are reported within the Company’s Other Businesses, do not meet the requirements for a reportable segment and are not material to the Company’s overall results. See Note 18 of the Notes to the Condensed Consolidated Financial Statements for additional segment information.

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The impairment is reflected in the Condensed Consolidated Statements of Financial Position as of November 1, 2019 as a reduction in Goodwill of $207 million, a reduction in Intangible assets, net of $266 million, a reduction in Property, plant, and equipment, net of $146 million, and a reduction in Other non-current liabilities of $95 million related to deferred income taxes. There are no remaining balances of Virtustream goodwill, intangible assets, or property, plant, and equipment as of November 1, 2019 following the impairment charges recognized during the three months ended August 2, 2019 and November 2, 2018.

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

Intangible Assets

The following table presents the Company’s intangible assets as of the dates indicated:

	November 1, 2019			February 1, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in millions)
Customer relationships	$22,947	$(13,319)	$9,628	$22,750	$(11,703)	$11,047
Developed technology	15,702	(10,454)	5,248	15,701	(9,036)	6,665
Trade names	1,307	(764)	543	1,291	(606)	685
Leasehold assets (liabilities)	—	—	—	128	(10)	118
Definite-lived intangible assets	39,956	(24,537)	15,419	39,870	(21,355)	18,515
Indefinite-lived trade names	3,755	—	3,755	3,755	—	3,755
Total intangible assets	$43,711	$(24,537)	$19,174	$43,625	$(21,355)	$22,270

Amortization expense related to definite-lived intangible assets was approximately $1.1 billion and $1.5 billion for the three months ended November 1, 2019 and November 2, 2018, respectively, and $3.3 billion and $4.6 billion for the nine months ended November 1, 2019 and November 2, 2018, respectively. There were no material impairment charges related to intangible assets during the three months ended November 1, 2019 and November 2, 2018. Due to the adoption of the new lease standard discussed in Note 1 and Note 2 of the Notes to the Condensed Consolidated Financial Statements, the Company derecognized all intangible leasehold assets and adjusted the carrying amount of the ROU assets by a corresponding amount as of February 2, 2019.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents the estimated future annual pre-tax amortization expense of definite-lived intangible assets as of the date indicated:

November 1, 2019
Fiscal Years	(in millions)
2020 (remaining three months)	$1,074
2021	3,431
2022	2,722
2023	1,838
2024	1,465
Thereafter	4,889
Total	$15,419

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 9 — DEFERRED REVENUE

Deferred Revenue — Deferred revenue is recorded for support and deployment services, software maintenance, professional services, training, and software-as-a-service when the Company has a right to invoice or payments have been received for undelivered products or services where transfer of control has not occurred. Revenue is recognized on these items when the revenue recognition criteria are met, generally resulting in ratable recognition over the contract term. The Company also has deferred revenue related to undelivered hardware and professional services, consisting of installations and consulting engagements, which are recognized as the Company’s performance obligations under the contract are completed.

The following table presents the changes in the Company’s deferred revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	November 1, 2019	November 2, 2018	November 1, 2019	November 2, 2018
	(in millions)
Deferred revenue:
Deferred revenue at beginning of period	$25,348	$21,700	$24,010	$20,816
Revenue deferrals for new contracts and changes in estimates for pre-existing contracts (a) (b)	5,326	4,852	16,201	14,165
Revenue recognized (b)	(4,922)	(4,409)	(14,459)	(12,838)
Other (c)	151	—	151	—
Deferred revenue at end of period	$25,903	$22,143	$25,903	$22,143
Short-term deferred revenue	$13,787	$12,079	$13,787	$12,079
Long-term deferred revenue	$12,116	$10,064	$12,116	$10,064
____________________

(a)	Includes the impact of foreign currency exchange rate fluctuations.

(b)
The Company conformed the presentation of certain deferred revenue rollforward activity for the three and nine months ended November 2, 2018 to align current year presentation. The beginning and ending deferred revenue liability balances remain unchanged.

(c) Acquired deferred revenue from Carbon Black, Inc. by VMware, Inc. during the three months ended November 1, 2019. See Note 8 of the Notes to the Condensed Consolidated Financial Statements for additional information related to this acquisition.

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

The value of the transaction price allocated to remaining performance obligations as of November 1, 2019 was approximately $34 billion. The Company expects to recognize approximately 62% of remaining performance obligations as revenue in the next twelve months, and the remainder thereafter.

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

The following is a discussion of the Company’s significant legal matters and other proceedings:

Securities Litigation — On May 21, 2014, a securities class action seeking compensatory damages was filed in the United States District Court for the Southern District of New York, captioned City of Pontiac General Employees’ Retirement System v. Dell Inc., et. al. (Case No. 1:14-cv-03644). The action names as defendants Dell Inc. (“Dell”) and certain current and former executive officers, and alleges that Dell made false and misleading statements about Dell’s financial results and future prospects between February 21, 2012 and May 22, 2012, which resulted in artificially inflated stock prices. The case was transferred to the United States District Court for the Western District of Texas under the same caption (Case No. 1:15-cv-00374), where the defendants filed a motion to dismiss. On September 16, 2016, the Court denied the motion to dismiss. On March 29, 2018, the Court granted the plaintiffs’ motion for class certification, and certified a class consisting of all purchasers of Dell common stock between February 22, 2012 and May 22, 2012. Fact and expert discovery is now closed. The parties have agreed to an immaterial settlement amount, and the Court has preliminarily approved the settlement. Notice of the settlement was mailed to shareholders in October 2019. Shareholders have until December 20, 2019 to opt out or object to the settlement. A hearing for the final approval of the settlement is set for January 10, 2020.

Class Actions Related to the Class V Transaction — Four purported stockholders brought putative class action complaints arising out of the Class V transaction described in Note 14 of the Notes to the Condensed Consolidated Financial Statements. The actions were captioned Hallandale Beach Police and Fire Retirement Plan v. Michael Dell et al. (Civil Action No. 2018-0816-JTL), Howard Karp v. Michael Dell et al. (Civil Action No. 2019-0032-JTL), Miramar Police Officers’ Retirement Plan v. Michael Dell et al. (Civil Action No. 2019-0049-JTL), and Steamfitters Local 449 Pension Plan v. Michael Dell et al. (Civil Action No. 2019-0115-JTL). The four actions were consolidated into In Re Dell Class V Litigation (Consol. C.A. No. 2018-0816-JTL), which names as defendants the Company’s board of directors and certain stockholders of the Company, including Michael S. Dell. The plaintiffs generally allege that the defendants breached their fiduciary duties to the former holders of Class V Common Stock in connection with the Class V transaction by allegedly causing the Company to enter into a transaction that favored the interests of the controlling stockholders at the expense of such former stockholders. The plaintiffs filed an amended complaint on August 9, 2019 making substantially similar allegations to those described above. The defendants filed a motion to dismiss the action on September 30, 2019. The plaintiffs replied to the motion to dismiss on November 15, 2019, and the defendant’s reply is due December 13, 2019. A ruling on the pending motion is expected in early 2020.

Copyright Levies — The Company is involved in various proceedings and negotiations regarding Dell’s obligation to collect and remit copyright levies in certain countries. The Company continues to collect levies in countries where it has determined that local laws require payment. The Company, along with other companies and/or industry associations, also continues to oppose levy schemes that do not comply with controlling law. The Company does not currently anticipate that any of these matters will have a material adverse effect on its business, financial condition, results of operations, or cash flows.

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

As of November 1, 2019, the Company does not believe there is a reasonable possibility that a material loss exceeding the amounts already accrued for these or other proceedings or matters has been incurred. However, since the ultimate resolution of any such proceedings and matters is inherently unpredictable, the Company’s business, financial condition, results of operations, or cash flows could be materially affected in any particular period by unfavorable outcomes in one or more of these proceedings or matters. Whether the outcome of any claim, suit, assessment, investigation, or legal proceeding, individually or collectively, could have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows will depend on a number of variables, including the nature, timing, and amount of any associated expenses, amounts paid in settlement, damages, or other remedies or consequences.

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 11 — INCOME AND OTHER TAXES

For the three months ended November 1, 2019, the Company’s effective income tax rate benefit was 247.2% on pre-tax income of $159 million. For the three months ended November 2, 2018, the Company’s effective income tax rate was 10.1% on pre-tax losses of $1.0 billion. For the nine months ended November 1, 2019 and November 2, 2018, the Company’s effective income tax rates were 5482.1% and 9.2%, respectively, on pre-tax losses of $95 million and $2.1 billion, respectively. The changes in the Company’s effective tax rates are primarily driven by discrete tax items and a change in the Company’s jurisdictional mix of income.  For the three and nine months ended November 1, 2019, the Company’s effective tax rate includes $305 million of discrete tax benefits related to an audit settlement. The Company’s effective tax rate for the nine months ended November 1, 2019 also includes $4.9 billion of discrete tax benefits related to intra-entity asset transfers described below, $273 million of discrete tax expense related to certain foreign tax credits associated with U.S. Tax Reform discussed below, and $95 million of discrete tax benefits relating to Virtustream impairment charges discussed in Note 8 of the Notes to the Condensed Consolidated Financial Statements. During the nine months ended November 1, 2019, the Company completed two intra-entity asset transfers of certain of its intellectual property to Irish subsidiaries, resulting in discrete tax benefits of $4.9 billion. The tax benefit for each intra-entity asset transfer was recorded as a deferred tax asset in the period of transaction and represents the book and tax basis difference on the transferred assets measured based on the applicable Irish statutory tax rate. The tax deductions for amortization of the assets will be recognized in the future, and any amortization not deducted for tax purposes will be carried forward indefinitely under Irish tax laws. The Company expects to be able to realize the deferred tax assets resulting from these intra-entity asset transfers. For the nine months ended November 2, 2018, the Company’s effective tax rate included $154 million of discrete tax benefits resulting from the impact of its adoption of the new revenue recognition standard during the three months ended May 4, 2018.

The Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform”) was signed into law on December 22, 2017.  Among other things, U.S. Tax Reform lowers the U.S. corporate income tax rate to 21% from 35%, establishes a modified territorial system requiring a mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries, requires a minimum tax on certain future earnings generated by foreign subsidiaries while providing for future tax-free repatriation of earnings through a 100% dividends-received deduction, and places limitations on the deductibility of net interest expense. In December 2019, the U.S. Department of the Treasury released final and newly proposed regulations related to foreign tax credits and the base erosion anti-abuse tax.  The Company is currently evaluating the impact of these regulations and will recognize any resulting adjustments as necessary. The Company anticipates that the U.S. Department of the Treasury and the Internal Revenue Service (“IRS”) will continue to issue regulatory guidance clarifying certain provisions of U.S. Tax Reform.  When additional guidance is issued, the Company will recognize the related tax impact in the fiscal quarter of such issuance.

The differences between the estimated effective income tax rates and the U.S. federal statutory rate of 21% principally result from the Company’s geographical distribution of income and differences between the book and tax treatment of certain items. In certain jurisdictions, the Company’s tax rate is significantly less than the applicable statutory rate as a result of tax holidays. The majority of the Company’s foreign income that is subject to these tax holidays and lower tax rates is attributable to Singapore, China, and Malaysia. A significant portion of these income tax benefits relates to a tax holiday that will be effective until January 31, 2029.  The Company’s other tax holidays will expire in whole or in part during fiscal years 2022 through 2030. Many of these tax holidays and reduced tax rates may be extended when certain conditions are met or may be terminated early if certain conditions are not met. As of November 1, 2019, the Company was not aware of any matters of non-compliance related to these tax holidays.

During the three months ended November 1, 2019, the Company made a cash payment of $438 million in settlement of the IRS audit for fiscal years 2007 through 2009.  In May 2017, the IRS commenced a federal income tax audit for fiscal years 2010 through 2014, for which the Company received a Revenue Agent’s Report (“RAR”) in December 2019. The Company is currently evaluating the contents of the RAR. The Company believes it has valid positions supporting its tax returns and that it is adequately reserved.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company is also currently under income tax audits in various state and foreign jurisdictions.  The Company is undergoing negotiations, and in some cases contested proceedings, relating to tax matters with the taxing authorities in these jurisdictions.  The Company believes that it has provided adequate reserves related to all matters contained in tax periods open to examination.  Although the Company believes it has made adequate provisions for the uncertainties surrounding these audits, should the Company experience unfavorable outcomes, such outcomes could have a material impact on its results of operations, financial position, and cash flows.  With respect to major U.S. state and foreign taxing jurisdictions, the Company is generally not subject to tax examinations for years prior to the fiscal year ended January 29, 2010.

Judgment is required in evaluating the Company’s uncertain tax positions and determining the Company’s provision for income taxes. The unrecognized tax benefits were $2.7 billion and $3.4 billion as of November 1, 2019 and February 1, 2019, respectively, and are included in accrued and other and other non-current liabilities in the Condensed Consolidated Statements of Financial Position. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

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

The following table presents changes in accumulated other comprehensive income (loss), net of tax, by the following components as of the dates indicated:

	Foreign Currency Translation Adjustments	Investments	Cash Flow Hedges	Pension and Other Postretirement Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balances as of February 1, 2019	$(452)	$—	$(29)	$14	$(467)
Other comprehensive income (loss) before reclassifications	(186)	—	210	8	32
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(197)	—	(197)
Total change for the period	(186)	—	13	8	(165)
Less: Change in comprehensive income (loss) attributable to non-controlling interests	—	—	—	—	—
Balances as of November 1, 2019	$(638)	$—	$(16)	$22	$(632)

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents reclassifications out of accumulated other comprehensive income (loss), net of tax, to net income (loss) for the periods indicated:

	Three Months Ended
	November 1, 2019			November 2, 2018
	Investments	Cash Flow Hedges	Total	Investments	Cash Flow Hedges	Total
	(in millions)
Total reclassifications, net of tax:
Net revenue	$—	$71	$71	$—	$76	$76
Cost of net revenue	—	—	—	—	—	—
Interest and other, net	—	—	—	—	—	—
Total reclassifications, net of tax	$—	$71	$71	$—	$76	$76

	Nine Months Ended
	November 1, 2019			November 2, 2018
	Investments	Cash Flow Hedges	Total	Investments	Cash Flow Hedges	Total
	(in millions)
Total reclassifications, net of tax:
Net revenue	$—	$197	$197	$—	$122	$122
Cost of net revenue	—	—	—	—	—	—
Interest and other, net	—	—	—	1	—	1
Total reclassifications, net of tax	$—	$197	$197	$1	$122	$123

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 13 — NON-CONTROLLING INTERESTS

VMware, Inc. — The non-controlling interests’ share of equity in VMware, Inc. is reflected as a component of the non-controlling interests in the Condensed Consolidated Statements of Financial Position and was $4.5 billion and $3.8 billion as of November 1, 2019 and February 1, 2019, respectively. As of November 1, 2019 and February 1, 2019, the Company held approximately 80.7% and 80.5%, respectively, of the outstanding equity interest in VMware, Inc.

Pivotal — The non-controlling interests’ share of equity in Pivotal is reflected as a component of the non-controlling interests in the Condensed Consolidated Statements of Financial Position and was $1.1 billion and $1.0 billion as of November 1, 2019 and February 1, 2019, respectively. As of November 1, 2019 and February 1, 2019, the Company held approximately 59.4% and 62.8%, respectively, of the outstanding equity interest in Pivotal. On August 22, 2019, Pivotal entered into a definitive merger agreement pursuant to which it will be acquired by VMware, Inc..

Secureworks — The non-controlling interests’ share of equity in Secureworks is reflected as a component of the non-controlling interests in the Condensed Consolidated Statements of Financial Position and was $87 million as of November 1, 2019 and February 1, 2019. As of November 1, 2019 and February 1, 2019, the Company held approximately 86.9% and 87.4%, respectively, of the outstanding equity interest in Secureworks, excluding restricted stock awards (“RSAs”). As of November 1, 2019 and February 1, 2019, the Company held approximately 86.2% and 86.4%, respectively, of the outstanding equity interest in Secureworks, including RSAs.

The following table presents the effect of changes in the Company’s ownership interest in VMware, Inc., Pivotal, and Secureworks on the Company’s equity for the period indicated:

Nine Months Ended
November 1, 2019
(in millions)
Net income attributable to Dell Technologies Inc.	$4,208
Transfers (to)/from the non-controlling interests:
Increase in Dell Technologies Inc. additional paid-in-capital for equity issuances and other equity activity	616
Decrease in Dell Technologies Inc. additional paid-in-capital and accumulated deficit for equity issuances and other equity activity	(1,278)
Net transfers to non-controlling interests	(662)
Change from net income attributable to Dell Technologies Inc. and transfers to the non-controlling interests	$3,546

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 14 — CAPITALIZATION

The following table presents the Company’s authorized, issued, and outstanding common stock as of the dates indicated:

	Authorized	Issued	Outstanding
	(in millions)
Common stock as of November 1, 2019
Class A	600	374	374
Class B	200	119	119
Class C	7,900	238	236
Class D	100	—	—
Class V	343	—	—
	9,143	731	729

Common stock as of February 1, 2019
Class A	600	410	410
Class B	200	137	137
Class C	7,900	174	172
Class D	100	—	—
Class V	343	—	—
	9,143	721	719

Under the Company’s certificate of incorporation as amended and restated upon the completion of the Class V transaction described below, the Company is prohibited from issuing any of the authorized shares of Class V Common Stock.

Preferred Stock

The Company is authorized to issue one million shares of preferred stock, par value $0.01 per share. As of November 1, 2019 and February 1, 2019, no shares of preferred stock were issued or outstanding.

Common Stock

Common Stock for Fiscal 2020 and Thereafter

Dell Technologies Common Stock — For fiscal periods beginning with the first quarter of Fiscal 2020, the Class A Common Stock, the Class B Common Stock, the Class C Common Stock, and the Class D Common Stock, formerly collectively referred to as the DHI Group Common Stock, are collectively referred to as Dell Technologies Common Stock. The redesignation of such classes of common stock from DHI Group Common Stock to Dell Technologies Common Stock is intended to align the Company’s reporting with how such classes are referred to by securities analysts, investors, and other users of the financial statements since the completion on December 28, 2018 of the Class V transaction described below. As a result of the cancellation of all outstanding Class V Common Stock upon the closing of that transaction, there is no requirement after the fourth quarter of Fiscal 2019 to allocate net income (loss) between two separate groups of common stock denoted the DHI Group Common Stock and the Class V Common Stock or to report earnings (loss) per share for each such group. Accordingly, net income (loss), earnings (loss) per share and other relevant information are reported for Dell Technologies Common Stock for all fiscal periods beginning with the first quarter of Fiscal 2020 and, because of lack of comparability with the new reporting, are reported separately for the DHI Group and the Class V Common Stock, as applicable, for prior fiscal periods. The par value for all classes of Dell Technologies Common Stock is $0.01 per share. The Class A Common Stock, the Class B Common Stock, the Class C Common Stock, and the Class D Common Stock share equally in dividends declared or accumulated and have equal participation rights in undistributed earnings.

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

Class V Common Stock and Class V Group — The Class V Common Stock was a class of common stock intended to track the performance of a portion of Dell Technologies’ economic interest in the Class V Group. The Class V Group consisted solely of VMware, Inc. common stock held by the Company. As of November 1, 2019, no shares of Class V Common Stock were outstanding.

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

Conversion Rights — Under the Company’s certificate of incorporation, at any time and from time to time, any holder of Class A Common Stock or Class B Common Stock has the right to convert all or any of the shares of Class A Common Stock or Class B Common Stock, as applicable, held by such holder into shares of Class C Common Stock on a one-to-one basis.  During the nine months ended November 1, 2019, the Company issued 35,749,396 shares of Class C Common Stock to stockholders upon their conversion of the same number of shares of Class A Common Stock into Class C Common Stock in accordance with the Company’s certificate of incorporation. During the nine months ended November 1, 2019, the Company issued 17,650,820 shares of Class C Common Stock to stockholders upon their conversion of the same number of shares of Class B Common Stock into Class C Common Stock in accordance with the Company’s certificate of incorporation.

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

Repurchases of Common Stock

VMware, Inc. Class A Common Stock Repurchases by VMware, Inc.

On May 29, 2019, VMware, Inc.’s board of directors authorized the repurchase of an additional $1.5 billion of VMware, Inc.’s Class A common stock. Since the date of the EMC merger transaction, VMware, Inc.’s board of directors has authorized total repurchases of $3.7 billion, of which $1.1 billion remained available as of November 1, 2019. During the nine months ended November 1, 2019, VMware, Inc. repurchased 7.3 million shares of its Class A common stock in the open market for approximately $1.3 billion, of which approximately $0.2 billion impacted Dell Technologies’ accumulated deficit balance as of November 1, 2019 as a result of the periodic depletion of VMware, Inc.’s additional paid-in capital balance. During the nine months ended November 2, 2018, VMware, Inc. did not repurchase any shares of its Class A common stock.

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

For fiscal periods beginning with the first quarter of Fiscal 2020, the Class A Common Stock, the Class B Common Stock, the Class C Common Stock, and the Class D Common Stock, formerly collectively referred to as the DHI Group Common Stock, are collectively referred to as Dell Technologies Common Stock. The redesignation of such classes of common stock from DHI Group Common Stock to Dell Technologies Common Stock is intended to align the Company’s reporting with how such classes are referred to by securities analysts, investors, and other users of the financial statements since the completion of the Class V transaction. As a result of the cancellation of all outstanding Class V Common Stock upon the closing of that transaction, there is no requirement after the fourth quarter of Fiscal 2019 to allocate net income (loss) between two separate groups of common stock denoted DHI Group Common Stock and the Class V Common Stock or to report earnings (loss) per share measures for each such group. Accordingly, net income (loss), earnings (loss) per share and other relevant information are reported for Dell Technologies Common Stock for all fiscal periods beginning with the first quarter of Fiscal 2020 and, because of the lack of comparability with the new reporting, are reported separately for the DHI Group and the Class V Common Stock, as applicable, for prior fiscal periods.

For purposes of calculating earnings (loss) per share, the Company uses the two-class method. As all classes of Dell Technologies Common Stock and DHI Group Common Stock share the same rights in dividends, basic and diluted earnings (loss) per share are the same for each class of both Dell Technologies Common Stock and DHI Group Common Stock.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents the basic and diluted earnings (loss) per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	November 1, 2019	November 2, 2018	November 1, 2019	November 2, 2018
Earnings (loss) per share attributable to Dell Technologies Inc. - basic:
Dell Technologies Common Stock	$0.69		$5.84
Class V Common Stock		$0.83		$4.80
DHI Group		$(1.84)		$(5.23)

Earnings (loss) per share attributable to Dell Technologies Inc. - diluted:
Dell Technologies Common Stock	$0.66		$5.50
Class V Common Stock		$0.81		$4.72
DHI Group		$(1.84)		$(5.25)

The following table presents the computation of basic and diluted earnings (loss) per share for the periods indicated:

	Three Months Ended	Nine Months Ended
	November 1, 2019	November 1, 2019
	(in millions)
Numerator: Dell Technologies Common Stock
Net income attributable to Dell Technologies - basic	$499	$4,208
Incremental dilution from VMware, Inc. attributable to Dell Technologies (a)	(6)	(81)
Net income attributable to Dell Technologies - diluted	$493	$4,127

Denominator: Dell Technologies Common Stock weighted-average shares outstanding
Weighted-average shares outstanding - basic	725	720
Dilutive effect of options, restricted stock units, restricted stock, and other	25	30
Weighted-average shares outstanding - diluted	750	750
Weighted-average shares outstanding - antidilutive	—	—
____________________

(a)
The incremental dilution from VMware, Inc. represents the impact of VMware, Inc.’s dilutive securities on diluted earnings (loss) per share of Dell Technologies Common Stock, and is calculated by multiplying the difference between VMware, Inc.’s basic and diluted earnings (loss) per share by the number of shares of VMware, Inc. common stock held by the Company. There is no incremental dilution from Pivotal and Secureworks due to the net loss position of these entities for the periods presented.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents the computation of basic and diluted earnings (loss) per share prior to Fiscal 2020 for the periods indicated:

	Three Months Ended	Nine Months Ended
	November 2, 2018	November 2, 2018
	(in millions)
Numerator: Class V Common Stock
Net income attributable to Class V Common Stock - basic	$165	$955
Incremental dilution from VMware, Inc. attributable to Class V Common Stock (a)	(3)	(15)
Net income attributable to Class V Common Stock - diluted	$162	$940

Numerator: DHI Group
Net loss attributable to DHI Group - basic	$(1,041)	$(2,966)
Incremental dilution from VMware, Inc. attributable to DHI Group (a)	(1)	(9)
Net loss attributable to DHI Group - diluted	$(1,042)	$(2,975)

Denominator: Class V Common Stock weighted-average shares outstanding
Weighted-average shares outstanding - basic	199	199
Dilutive effect of options, restricted stock units, restricted stock, and other (b)	—	—
Weighted-average shares outstanding - diluted	199	199
Weighted-average shares outstanding - antidilutive (b)	—	—

Denominator: DHI Group weighted-average shares outstanding
Weighted-average shares outstanding - basic	567	567
Dilutive effect of options, restricted stock units, restricted stock, and other	—	—
Weighted-average shares outstanding - diluted	567	567
Weighted-average shares outstanding - antidilutive (c)	46	47
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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents a reconciliation to the consolidated net loss attributable to Dell Technologies Inc. prior to Fiscal 2020 for the periods indicated:

	Three Months Ended	Nine Months Ended
	November 2, 2018	November 2, 2018
	(in millions)
Net income attributable to Class V Common Stock (a)	$165	$955
Net loss attributable to DHI Group	(1,041)	(2,966)
Net loss attributable to Dell Technologies Inc.	$(876)	$(2,011)

____________________

(a)
See Exhibit 99.1 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2018 for a reconciliation of VMware net income to net income attributable to Class V Common Stock.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 16 — STOCK-BASED COMPENSATION

Dell Technologies Inc. 2013 Stock Incentive Plan (As Amended and Restated as of July, 9, 2019) — During the nine months ended November 1, 2019, the Company’s stockholders approved an amendment to the Dell Technologies Inc. 2013 Stock Incentive Plan (the “Plan”) to authorize an additional 35 million shares of Class C Common Stock for issuance pursuant to the Plan. Upon effectiveness of the amendment, a total of 110.5 million shares of Class C Common Stock are authorized for issuance. As of November 1, 2019, there were 55 million shares of Class C Common Stock available for future grants under the Plan.

Restricted Stock Units — During the nine months ended November 1, 2019, the Company granted long-term incentive awards in the form of 10.5 million service-based restricted stock units (“RSUs”) and 1.9 million performance-based RSUs in order to align critical talent retention programs with the interests of holders of the Class C Common Stock.

The service-based RSUs have a fair value based on the closing price of the Class C Common Stock price as reported on the New York Stock Exchange (“NYSE”) on the grant date. Most of such RSUs vest ratably over a three-year period.  Each service-based RSU represents the right to acquire one share of Class C Common Stock upon vesting.

The performance-based RSUs are reflected at target units while the actual number of units that ultimately vest will range from 0% to 200% of target, based on the level of achievement of the performance goals and continued employment with the Company over a performance period ending March 14, 2022.  Approximately 0.9 million of the performance-based RSUs are subject to achievement of market-based performance goals based on relative total shareholder return.  For the non-market performance-based RSUs, the fair values will be based on the closing price of the Class C Common Stock as reported on the NYSE on the accounting grant date. For the nine months ended November 1, 2019, approximately one-third of the non-market performance awards have been valued and are considered outstanding for accounting purposes. Market-based performance awards utilized a Monte Carlo valuation model to simulate the probabilities of achievement of relative total shareholder return in order to determine the awards’ fair value.

The following table presents the assumptions utilized in the valuation model for the period indicated:

Nine Months Ended
November 1, 2019
Weighted-average grant date fair value	$87.17
Expected term (in years)	3.0
Risk-free rate (U.S. Government Treasury Note)	2.4%
Expected volatility	45%
Expected dividend yield	—%

As of November 1, 2019, 15 million RSUs were outstanding, of which 5 million RSUs were subject to performance conditions. The awards outstanding have a weighted-average grant date fair value of $50.79 per share and an aggregate intrinsic value of $804 million based on the closing price of the Class C Common Stock as reported on the NYSE on November 1, 2019. As of November 1, 2019, there was $475 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to these awards expected to be recognized over a weighted-average period of approximately 2.3 years.

Stock Options - Of the 42 million stock options outstanding as of February 1, 2019, 10 million were exercised under the Plan during the nine months ended November 1, 2019 with a weighted-average exercise price of $16.09. Cash proceeds were $157 million and the pre-tax intrinsic value of the options exercised was $355 million during the nine months ended November 1, 2019.

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

•
For share-based arrangements that are subject to the occurrence of a contingent event, those amounts are reclassified to temporary equity based on a probability assessment performed by the Company on a periodic basis. Contingent events include the achievement of performance-based metrics.

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

The following table presents the amount of redeemable shares classified as temporary equity and summarizes the award type as of the dates indicated:

	November 1, 2019	February 1, 2019
	(in millions)
Redeemable shares classified as temporary equity	$934	$1,196

Issued and outstanding unrestricted common shares	2	3
Restricted stock units	1	1
Restricted stock awards	—	—
Outstanding stock options	21	31

The decrease in the value of redeemable shares during the nine months ended November 1, 2019 was primarily attributable to a decrease in Class C Common Stock fair value, reassessment of vesting probability for performance-based awards and a reduction in the number of shares eligible for put rights as market sales of shares occur.

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

On August 22, 2019, Pivotal entered into a definitive merger agreement pursuant to which it will be acquired by VMware, Inc. The merger is expected to be completed during the fourth quarter of Fiscal 2020 and will be accounted for as a transaction by entities under common control. This transaction will require retrospective combination of the VMware, Inc. and Pivotal entities for all periods presented, as if the combination had been in effect since the inception of common control. Upon the completion of the merger, the Company will report Pivotal results within the VMware reportable segment, rather than in Other businesses. This change in the segment reporting structure will be reflected as a recast of prior period segment results.

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents a reconciliation of net revenue by the Company’s reportable segments to the Company’s consolidated net revenue as well as a reconciliation of consolidated segment operating income to the Company’s consolidated operating income (loss) for the periods indicated:

	Three Months Ended		Nine Months Ended
	November 1, 2019	November 2, 2018	November 1, 2019	November 2, 2018
	(in millions)
Consolidated net revenue:
Infrastructure Solutions Group	$8,390	$8,937	$25,213	$26,831
Client Solutions Group	11,410	10,905	34,068	32,304
VMware	2,483	2,229	7,231	6,451
Reportable segment net revenue	22,283	22,071	66,512	65,586
Other businesses (a)	644	583	1,859	1,736
Unallocated transactions (b)	1	(3)	1	(6)
Impact of purchase accounting (c)	(84)	(169)	(250)	(536)
Total consolidated net revenue	$22,844	$22,482	$68,122	$66,780

Consolidated operating income (loss):
Infrastructure Solutions Group	$996	$935	$2,889	$2,886
Client Solutions Group	739	447	2,514	1,405
VMware	717	768	2,093	2,117
Reportable segment operating income	2,452	2,150	7,496	6,408
Other businesses (a)	(8)	(40)	(86)	(139)
Unallocated transactions (b)	(2)	(46)	(29)	(71)
Impact of purchase accounting (c)	(96)	(193)	(299)	(630)
Amortization of intangibles	(1,057)	(1,546)	(3,334)	(4,594)
Transaction-related expenses (d)	(76)	(167)	(165)	(437)
Stock-based compensation expense (e)	(322)	(256)	(886)	(671)
Other corporate expenses (f)	(55)	(258)	(792)	(388)
Total consolidated operating income (loss)	$836	$(356)	$1,905	$(522)
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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents the disaggregation of net revenue by reportable segment, and by major product categories within the segments for the periods indicated:

	Three Months Ended		Nine Months Ended
	November 1, 2019	November 2, 2018	November 1, 2019	November 2, 2018
	(in millions)
Net revenue:
Infrastructure Solutions Group:
Servers and networking	$4,241	$5,054	$12,858	$14,700
Storage	4,149	3,883	12,355	12,131
Total ISG net revenue	8,390	8,937	25,213	26,831
Client Solutions Group:
Commercial	8,330	7,613	25,714	23,085
Consumer	3,080	3,292	8,354	9,219
Total CSG net revenue	11,410	10,905	34,068	32,304
VMware:
Total VMware net revenue	2,483	2,229	7,231	6,451
Total segment net revenue	$22,283	$22,071	$66,512	$65,586

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 19 — SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION

The following table presents additional information on selected accounts included in the Condensed Consolidated Statements of Financial Position as of the dates indicated:

	November 1, 2019	February 1, 2019
	(in millions)
Cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$8,555	$9,676
Restricted cash - other current assets (a)	654	522
Restricted cash - other non-current assets (a)	132	42
Total cash, cash equivalents, and restricted cash	$9,341	$10,240
Inventories, net:
Production materials	$1,491	$1,794
Work-in-process	615	702
Finished goods	1,151	1,153
Total inventories, net	$3,257	$3,649
Other non-current liabilities:
Warranty liability	$169	$169
Deferred and other tax liabilities	3,972	5,527
Non-current operating lease liabilities	1,336	—
Other	628	631
Total other non-current liabilities	$6,105	$6,327
____________________

(a)	Restricted cash primarily includes cash required to be held in escrow pursuant to DFS securitization arrangements and VMware, Inc. restricted cash.

Warranty Liability

The following table presents changes in the Company’s liability for standard limited warranties for the periods indicated:

	Three Months Ended		Nine Months Ended
	November 1, 2019	November 2, 2018	November 1, 2019	November 2, 2018
	(in millions)
Warranty liability:
Warranty liability at beginning of period	$525	$542	$524	$539
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties (a) (b)	211	226	651	656
Service obligations honored	(216)	(245)	(655)	(672)
Warranty liability at end of period	$520	$523	$520	$523
Current portion	$351	$354	$351	$354
Non-current portion	$169	$169	$169	$169
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

During the third quarter of Fiscal 2020, VMware, Inc. completed its acquisition of Carbon Black, Inc. (“Carbon Black”), a developer of cloud-native endpoint protection, in a cash tender offer at a price of $26.00 per share. See Note 8 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information regarding the acquisition of Carbon Black.

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

On August 22, 2019, Pivotal entered into a definitive merger agreement pursuant to which it will be acquired by VMware, Inc. If the merger is completed, subject to the terms of the merger agreement, holders of shares of the Pivotal Class A common stock will receive $15 in cash per share and Dell Technologies will receive 0.0550 of a share of VMware Class B common stock for each share of the Pivotal Class B common owned by it. The outstanding shares of Pivotal Class B common stock that are held by VMware, Inc. will be canceled as part of the merger. Following completion of the merger, the shares of Pivotal Class A common stock will cease to be listed on the New York Stock Exchange and registration of the Pivotal Class A common stock under the Exchange Act will be terminated. The merger is expected to be completed during the fourth quarter of Fiscal 2020.

The purchase of Pivotal will be accounted for as a transaction by entities under common control. Assets and liabilities of Pivotal will remain at their historical carrying amounts on the date of the transaction, with no new goodwill being recognized. This transaction will require retrospective combination of the VMware, Inc. and Pivotal entities for all periods presented, as if the combination had been in effect since the inception of common control. Upon the completion of the merger, the Company will report Pivotal results within the VMware reportable segment, rather than in Other businesses. This change in the segment reporting structure will be reflected as a recast of prior period segment results.

•
Secureworks (NASDAQ: SCWX) is a leading global provider of intelligence-driven information security solutions singularly focused on protecting its clients from cyber attacks. The solutions offered by Secureworks enable organizations of varying size and complexity to fortify their cyber defenses to prevent security breaches, detect malicious activity in near real time, prioritize and respond rapidly to security incidents, and predict emerging threats.

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

•
Boomi specializes in cloud-based integration, connecting information between existing on-premise and cloud-based applications to ensure that business processes are optimized, data is accurate and workflow is reliable.

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

Strategic Investments and Acquisitions

As part of our strategy, we will continue to evaluate opportunities for strategic investments through our venture capital investment arm, Dell Technologies Capital, with a focus on emerging technology areas that are relevant to the Dell Technologies unique family of businesses and that will complement our existing portfolio of solutions. Our investment areas include storage, software-defined networking, management and orchestration, security, machine learning and artificial intelligence, Big Data and analytics, cloud, Internet of Things (“IoT”), and software development operations. In addition to these investments, we also may make disciplined acquisitions targeting businesses that advance our strategic objectives. As of November 1, 2019 and February 1, 2019, Dell Technologies held strategic investments of $0.8 billion and $1.0 billion, respectively.

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

We expect that ISG will continue to be impacted by the changing nature of the IT infrastructure market and competitive environment. The overall server demand environment remains varied among international regions with areas of softness in China and Western Europe. We will continue to be selective in determining whether to pursue certain large server transactions as we drive for balanced growth and profitability. With our scale and strong product portfolio, we believe we are well positioned to respond to ongoing competitive dynamics. Cloud-native applications are expected to continue as a primary growth driver in the infrastructure market as IT organizations increasingly become multi-cloud environments. We believe the complementary cloud solutions across our business strongly position us to meet these demands for our customers, who are increasingly looking to leverage different forms of cloud-based computing. We also continue to be impacted by the emerging trends of enterprises deploying software-defined storage, hyper-converged infrastructure, and modular solutions based on server-centric architectures. These trends are changing the way customers are consuming our traditional storage offerings, and we are focused on enabling new capabilities in our storage portfolio. Offsetting such trends, however, is the unprecedented data growth throughout all industries, which is generating continued demand for our storage products and services. We have leading solutions through our ISG and VMware data center offerings. In addition, through our research and development efforts, we expect to develop new solutions in this rapidly changing industry that we believe will enable us to continue to provide superior solutions to our customers.

In ISG, we are also seeing continued interest in flexible consumption models by our customers as they seek to build greater flexibility into their cost structures. These solutions are generally multi-year contracts that typically result in recognition of revenue over the term of the arrangement. We expect these flexible consumption models will further strengthen our customer relationships and will provide more predictable revenue streams over time. We are able to leverage our traditional strength in the PC market to offer solutions and services that provide higher-value, recurring revenue streams. Given current market trends, we expect that the demand environment will continue to be cyclical. For instance, CSG demand was robust in the first nine months of Fiscal 2020 as we realized benefits from the Microsoft Windows 10 operating system refresh cycle. Although we expect continued strong demand into early next year, we expect overall CSG demand will soften in Fiscal 2021 as the Windows 10 refresh cycle winds down.

Competitive dynamics will continue to be a factor in our CSG business as we seek to balance profitability and growth. We are committed to a long-term growth strategy that we believe will benefit from the consolidation trends that are occurring in the markets in which we compete. Our CSG offerings are an important element of our strategy, generating strong cash flow and opportunities for cross-selling of complementary solutions.

During the third quarter and first nine months of Fiscal 2020, we recognized benefits to our operating results from significant component cost declines. We expect component costs to remain deflationary in the aggregate through early next fiscal year, but to a lesser degree relative to the previous three quarters. We are now beginning to see cost inflation across certain components and we expect the overall environment to be inflationary, which may result in Fiscal 2021 operating results more consistent with historical levels. The component cost trends and forecasts are dependent on the strength or weakness of actual end user demand and supply dynamics, which will continue to evolve and ultimately impact the translation of the cost environment to pricing and operating results.

Dell Technologies maintains limited-source supplier relationships for processors, because the relationships are advantageous in the areas of performance, quality, support, delivery, capacity, and price considerations. We are seeing the impact of processor supply constraints on our CSG product offerings. Delays in the supply of this limited-source component could affect the timing of shipments of certain CSG products in desired quantities or configurations in the fourth quarter and into Fiscal 2021.

The impacts of trade protection measures, including increases in tariffs and trade barriers due to the current geopolitical climate and changes and instability in government policies and international trade arrangements, will continue to affect our ability to conduct business in non-U.S. markets. Among such impacts, we expect slower demand in China to continue to affect our results into Fiscal 2021. We continue to mitigate these risks with adjustments to our manufacturing, supply chain and distribution networks.

We manage our business on a U.S. dollar basis. However, we have a large global presence, generating approximately half of our revenue by sales to customers outside of the United States during both the first nine months of Fiscal 2020 and Fiscal 2019. As a result, our revenue can be impacted by fluctuations in foreign currency exchange rates. We utilize a comprehensive hedging strategy intended to mitigate the impact of foreign currency volatility over time, and we adjust pricing when possible to further minimize foreign currency impacts. During the past twelve months, there has been a sustained weakening of foreign currencies relative to the U.S. dollar, and we will continue to respond to foreign currency fluctuations with appropriate strategies through the end of Fiscal 2020.

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

Dell Technologies’ non-GAAP net income now excludes, among other items, fair value adjustments on equity investments as well as discrete tax items. These items were not excluded in the prior presentation of our non-GAAP net income for the three and nine months ended November 2, 2018. Upon our return to the public markets in December 2018 as a result of the Class V transaction, we reevaluated the presentation of non-GAAP net income and made these changes to facilitate the evaluation of our current operating performance and the comparability of our current operating performance to our past operating performance. Non-GAAP net income for the three and nine months ended November 2, 2018 has been recast to reflect the current presentation.

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

•
Transaction-related Expenses — Transaction-related expenses consist of acquisition, integration, and divestiture related costs, and are expensed as incurred. These expenses primarily represent costs for legal, banking, consulting, and advisory services, as well as certain compensatory retention awards directly related to the EMC merger transaction.  During the first nine months of Fiscal 2019, this category also included $216 million of expenses related to integration of our inventory policies and management process, including customer evaluation units and manufacturing and engineering inventory.

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

•
Other Corporate Expenses — Other corporate expenses consists primarily of impairment charges and severance, facility action, and other costs. Virtustream gross impairment charges of $619 million and $190 million were incurred during the first nine months of Fiscal 2020 and Fiscal 2019, respectively. See Note 8 of the Notes to the Condensed Consolidated Financial Statements for additional information on Virtustream impairment charges. Severance costs are primarily related to severance and benefits for employees terminated pursuant to cost savings initiatives. We continue to integrate owned and leased facilities and may incur additional costs as we seek opportunities for operational efficiencies. Other corporate expenses vary from period to period and are significantly impacted by the timing and nature of these events. Therefore, although we may incur these types of expenses in the future, we believe that eliminating these charges for purposes of calculating the non-GAAP financial measures presented below facilitates a more meaningful evaluation of our current operating performance and comparisons to our past operating performance.

•
Fair Value Adjustments on Equity Investments — Fair value adjustments on equity investments primarily consists of the gain (loss) on strategic investments, which includes the recurring fair value adjustments of investments in publicly-traded companies, as well as those in privately-held companies, which are adjusted for observable price changes and, to a lesser extent, any potential impairments. Given the volatility in the ongoing adjustments to the valuation of these strategic investments, we believe that excluding these gains and losses for purposes of calculating non-GAAP net income presented below facilitates a more meaningful evaluation of our current operating performance and comparisons to our past operating performance.

•
Aggregate Adjustment for Income Taxes — The aggregate adjustment for income taxes is the estimated combined income tax effect for the adjustments described above, as well as an adjustment for discrete tax items. Due to the variability in recognition of discrete tax items from period to period, we believe that excluding these benefits or charges for purposes of calculating non-GAAP net income facilitates a more meaningful evaluation of our current operating performance and comparisons to our past operating performance. The tax effects are determined based on the tax jurisdictions where the above items were incurred. This category includes discrete tax benefits of $4.9 billion recorded in the first nine months of Fiscal 2020 for intra-entity asset transfers, and $305 million recorded in the third quarter of Fiscal 2020 related to an audit settlement. See Note 11 of the Notes to the Condensed Consolidated Financial Statements for additional information on our income taxes.

The table below presents a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP measure for the periods indicated:

	Three Months Ended			Nine Months Ended
	November 1, 2019	% Change	November 2, 2018	November 1, 2019	% Change	November 2, 2018
	(in millions, except percentages)
Product net revenue	$17,485	(1)%	$17,625	$52,349	—%	$52,445
Non-GAAP adjustments:
Impact of purchase accounting	5		15	15		50
Non-GAAP product net revenue	$17,490	(1)%	$17,640	$52,364	—%	$52,495

Services net revenue	$5,359	10%	$4,857	$15,773	10%	$14,335
Non-GAAP adjustments:
Impact of purchase accounting	79		154	235		486
Non-GAAP services net revenue	$5,438	9%	$5,011	$16,008	8%	$14,821

Net revenue	$22,844	2%	$22,482	$68,122	2%	$66,780
Non-GAAP adjustments:
Impact of purchase accounting	84		169	250		536
Non-GAAP net revenue	$22,928	1%	$22,651	$68,372	2%	$67,316

Product gross margin	$3,927	28%	$3,060	$11,823	27%	$9,331
Non-GAAP adjustments:
Amortization of intangibles	517		726	1,555		2,154
Impact of purchase accounting	7		17	20		63
Transaction-related expenses	—		99	(5)		236
Stock-based compensation expense	3		2	9		5
Other corporate expenses	2		—	11		3
Non-GAAP product gross margin	$4,456	14%	$3,904	$13,413	14%	$11,792

Services gross margin	$3,199	11%	$2,883	$9,426	9%	$8,613
Non-GAAP adjustments:
Impact of purchase accounting	79		154	235		486
Transaction-related expenses	—		3	—		3
Stock-based compensation expense	30		18	82		49
Other corporate expenses	4		38	32		42
Non-GAAP services gross margin	$3,312	7%	$3,096	$9,775	6%	$9,193

	Three Months Ended			Nine Months Ended
	November 1, 2019	% Change	November 2, 2018	November 1, 2019	% Change	November 2, 2018
	(in millions, except percentages)
Gross margin	$7,126	20%	$5,943	$21,249	18%	$17,944
Non-GAAP adjustments:
Amortization of intangibles	517		726	1,555		2,154
Impact of purchase accounting	86		171	255		549
Transaction-related expenses	—		102	(5)		239
Stock-based compensation expense	33		20	91		54
Other corporate expenses	6		38	43		45
Non-GAAP gross margin	$7,768	11%	$7,000	$23,188	10%	$20,985

Operating expenses	$6,290	—%	$6,299	$19,344	5%	$18,466
Non-GAAP adjustments:
Amortization of intangibles	(540)		(820)	(1,779)		(2,440)
Impact of purchase accounting	(10)		(22)	(44)		(81)
Transaction-related expenses	(76)		(65)	(170)		(198)
Stock-based compensation expense	(289)		(236)	(795)		(617)
Other corporate expenses	(49)		(220)	(749)		(343)
Non-GAAP operating expenses	$5,326	8%	$4,936	$15,807	7%	$14,787

Operating income (loss)	$836	335%	$(356)	$1,905	465%	$(522)
Non-GAAP adjustments:
Amortization of intangibles	1,057		1,546	3,334		4,594
Impact of purchase accounting	96		193	299		630
Transaction-related expenses	76		167	165		437
Stock-based compensation expense	322		256	886		671
Other corporate expenses	55		258	792		388
Non-GAAP operating income	$2,442	18%	$2,064	$7,381	19%	$6,198

Net income (loss)	$552	162%	$(895)	$5,113	370%	$(1,894)
Non-GAAP adjustments:
Amortization of intangibles	1,057		1,546	3,334		4,594
Impact of purchase accounting	96		193	299		630
Transaction-related expenses	76		167	165		437
Stock-based compensation expense	322		256	886		671
Other corporate expenses	55		258	792		388
Fair value adjustments on equity investments	(18)		17	(160)		(229)
Aggregate adjustment for income taxes	(695)		(345)	(6,024)		(962)
Non-GAAP net income (a)	$1,445	21%	$1,197	$4,405	21%	$3,635
_________________

(a)	Non-GAAP net income has been recast to exclude fair value adjustments on equity investments, the corresponding tax effects of those adjustments, and discrete tax items.

In addition to the above measures, we also use EBITDA and adjusted EBITDA to provide additional information for evaluation of our operating performance. Adjusted EBITDA excludes purchase accounting adjustments related to the EMC merger transaction and the going-private transaction, acquisition, integration, and divestiture related costs, impairment charges, severance, facility action, and other costs, and stock-based compensation expense. We believe that, due to the non-operational nature of the purchase accounting entries, it is appropriate to exclude these adjustments.

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

The table below presents a reconciliation of EBITDA and adjusted EBITDA to net income (loss) for the periods indicated:

	Three Months Ended			Nine Months Ended
	November 1, 2019	% Change	November 2, 2018	November 1, 2019	% Change	November 2, 2018
	(in millions, except percentages)
Net income (loss)	$552	162%	$(895)	$5,113	370%	$(1,894)
Adjustments:
Interest and other, net (a)	677		639	2,000		1,564
Income tax benefit (b)	(393)		(100)	(5,208)		(192)
Depreciation and amortization	1,494		1,961	4,608		5,806
EBITDA	$2,330	45%	$1,605	$6,513	23%	$5,284

EBITDA	$2,330	45%	$1,605	$6,513	23%	$5,284
Adjustments:
Stock-based compensation expense	322		256	886		671
Impact of purchase accounting (c)	84		169	251		536
Transaction-related expenses (d)	76		158	165		409
Other corporate expenses (e)	45		238	771		368
Adjusted EBITDA	$2,857	18%	$2,426	$8,586	18%	$7,268
____________________

(a)	See “Results of Operations — Interest and Other, Net” for more information on the components of interest and other, net.

(b)	See Note 11 of the Notes to the Condensed Consolidated Financial Statements for additional information on discrete tax items recorded during the first nine months of Fiscal 2020.

(c)	This amount includes the non-cash purchase accounting adjustments related to the EMC merger transaction and the going-private transaction.

(d)	Transaction-related expenses includes acquisition, integration, and divestiture related costs.

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

	Three Months Ended					Nine Months Ended
	November 1, 2019			November 2, 2018		November 1, 2019			November 2, 2018
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue
	(in millions, except percentages)
Net revenue:
Product	$17,485	76.5%	(1)%	$17,625	78.4%	$52,349	76.8%	—%	$52,445	78.5%
Services	5,359	23.5%	10%	4,857	21.6%	15,773	23.2%	10%	14,335	21.5%
Total net revenue	$22,844	100.0%	2%	$22,482	100.0%	$68,122	100.0%	2%	$66,780	100.0%
Gross margin:
Product (a)	$3,927	22.5%	28%	$3,060	17.4%	$11,823	22.6%	27%	$9,331	17.8%
Services (b)	3,199	59.7%	11%	2,883	59.4%	9,426	59.8%	9%	8,613	60.1%
Total gross margin	$7,126	31.2%	20%	$5,943	26.4%	$21,249	31.2%	18%	$17,944	26.9%
Operating expenses	$6,290	27.5%	—%	$6,299	28.0%	$19,344	28.4%	5%	$18,466	27.7%
Operating income (loss)	$836	3.7%	335%	$(356)	(1.6)%	$1,905	2.8%	465%	$(522)	(0.8)%
Net income (loss)	$552	2.4%	162%	$(895)	(4.0)%	$5,113	7.5%	370%	$(1,894)	(2.8)%
Net income (loss) attributable to Dell Technologies Inc.	$499	2.2%	157%	$(876)	(3.9)%	$4,208	6.2%	309%	$(2,011)	(3.0)%

Non-GAAP Financial Information
Non-GAAP net revenue:
Product	$17,490	76.3%	(1)%	$17,640	77.9%	$52,364	76.6%	—%	$52,495	78.0%
Services	5,438	23.7%	9%	5,011	22.1%	16,008	23.4%	8%	14,821	22.0%
Total non-GAAP net revenue	$22,928	100.0%	1%	$22,651	100.0%	$68,372	100.0%	2%	$67,316	100.0%
Non-GAAP gross margin:
Product (a)	$4,456	25.5%	14%	$3,904	22.1%	$13,413	25.6%	14%	$11,792	22.5%
Services (b)	3,312	60.9%	7%	3,096	61.8%	9,775	61.1%	6%	9,193	62.0%
Total non-GAAP gross margin	$7,768	33.9%	11%	$7,000	30.9%	$23,188	33.9%	10%	$20,985	31.2%
Non-GAAP operating expenses	$5,326	23.2%	8%	$4,936	21.8%	$15,807	23.1%	7%	$14,787	22.0%
Non-GAAP operating income	$2,442	10.7%	18%	$2,064	9.1%	$7,381	10.8%	19%	$6,198	9.2%
Non-GAAP net income (c)	$1,445	6.3%	21%	$1,197	5.3%	$4,405	6.4%	21%	$3,635	5.4%
EBITDA	$2,330	10.2%	45%	$1,605	7.1%	$6,513	9.5%	23%	$5,284	7.8%
Adjusted EBITDA	$2,857	12.5%	18%	$2,426	10.7%	$8,586	12.6%	18%	$7,268	10.8%
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

Overview

During both the third quarter and first nine months of Fiscal 2020, our net revenue increased 2%. During the third quarter and first nine months of Fiscal 2020, our non-GAAP net revenue increased 1% and 2%, respectively. The increases in net revenue and non-GAAP net revenue were attributable to increases in net revenue in CSG and VMware, which were partially offset by declines in ISG net revenue. The increase in CSG revenue primarily resulted from the Microsoft Windows 10 operating system refresh cycle combined with strong execution by the business. VMware net revenue increased due to growth in software license revenue and strong renewals of VMware enterprise agreements, maintenance contracts sold in previous periods, and additional maintenance contracts sold in conjunction with new software license sales. ISG net revenue decreased primarily because of weakness in servers and networking. During the first nine months of Fiscal 2020, we benefited from the strength of our broad IT solutions portfolio, which helped us navigate market volatility and competitive pressures. We believe we are well-positioned for long-term profitable growth while also maintaining the ability to adjust as needed to changing market conditions with complementary solutions across our businesses.

During the third quarter of Fiscal 2020, our operating income was $836 million compared to an operating loss of $356 million during the third quarter of Fiscal 2019. During the first nine months of Fiscal 2020, our operating income was $1.9 billion compared to an operating loss of $522 million during the first nine months of Fiscal 2019. The increases in our operating income for the third quarter and first nine months of Fiscal 2020 were primarily attributable to an increase in operating income for CSG due to lower component costs and a decrease in amortization of intangible assets. During the first nine months, these benefits were partially offset by an increase in other corporate expenses, which primarily included Virtustream impairment charges.

Amortization of intangible assets and other corporate expenses that impacted our operating income totaled $1.1 billion and $1.8 billion for the third quarter of Fiscal 2020 and Fiscal 2019, respectively, and $4.1 billion and 5.0 billion for the first nine months of Fiscal 2020 and Fiscal 2019, respectively. Excluding these costs, the impact of purchase accounting, stock-based compensation expense, and transaction-related expenses, our non-GAAP operating income was $2.4 billion and $2.1 billion during the third quarter of Fiscal 2020 and Fiscal 2019, respectively. During the first nine months of Fiscal 2020 and Fiscal 2019, our non-GAAP operating income was $7.4 billion and $6.2 billion, respectively. The increases in our non-GAAP operating income for the third quarter and first nine months of Fiscal 2020 were primarily due to an increase in operating income for CSG.

Cash provided by operating activities was $5.8 billion and $4.6 billion during the first nine months of Fiscal 2020 and Fiscal 2019, respectively. The increase in operating cash flows during the first nine months of Fiscal 2020 was primarily driven by improved profitability and continued working capital discipline. See “Market Conditions, Liquidity, and Capital Commitments” for further information on our cash flow metrics.

Net Revenue

During both the third quarter and first nine months of Fiscal 2020, our net revenue increased 2%. During the third quarter and first nine months of Fiscal 2020, our non-GAAP net revenue increased 1% and 2%, respectively. The increases in net revenue and non-GAAP net revenue were primarily attributable to increases in net revenue in CSG and VMware, which were partially offset by declines in ISG net revenue. See “Business Unit Results” for further information.

•
Product Net Revenue — Product net revenue includes revenue from the sale of hardware products and software licenses. During the third quarter of Fiscal 2020, product net revenue and non-GAAP product net revenue decreased 1%. During the first nine months of Fiscal 2020, product net revenue and non-GAAP product net revenue were unchanged. For the periods presented, these changes were driven by decreases in product net revenue for ISG servers and networking, which were offset by increases in product net revenue for CSG and VMware.

•
Services Net Revenue — Services net revenue includes revenue from our services offerings and support services related to hardware products and software licenses. During the third quarter of Fiscal 2020, services net revenue and non-GAAP services net revenue increased 10% and 9%, respectively. During the first nine months of Fiscal 2020, services net revenue and non-GAAP services net revenue increased 10% and 8%, respectively. These increases were primarily due to an increase in services revenue for hardware support and deployment and software maintenance due to growth in CSG and VMware. A substantial portion of services net revenue is derived from offerings that have been deferred over a period of time, and, as a result, reported services net revenue growth rates will be different than reported product net revenue growth rates.

From a geographical perspective, net revenue generated by sales to customers in the Americas increased during the third quarter of Fiscal 2020 due to strong performance in CSG and VMware. Net revenue from sales to customers in APJ decreased slightly during the third quarter of Fiscal 2020, primarily as the result of a weaker demand environment for ISG servers and networking, particularly in China. In EMEA, net revenue from sales to customers remained flat during the third quarter of Fiscal 2020.

Net revenue generated by sales to customers in the Americas and EMEA increased during the first nine months of Fiscal 2020 due to strong performance in CSG and VMware. Net revenue from sales to customers in APJ remained flat during the first nine months of Fiscal 2020.

Gross Margin

During the third quarter and first nine months of Fiscal 2020, our gross margin increased 20% to $7.1 billion and 18% to $21.2 billion, respectively. During the third quarter and first nine months of Fiscal 2020, our gross margin percentage increased 480 basis points to 31.2% and 430 basis points to 31.2%, respectively. The increases in our gross margin percentage during the third quarter and first nine months of Fiscal 2020 were primarily attributable to a deflationary component cost environment and a decrease in amortization of intangibles and purchase accounting adjustments.

Our gross margin for the third quarter and first nine months of Fiscal 2020 included the impact of amortization of intangibles and purchase accounting adjustments of $0.6 billion and $1.8 billion, respectively. Excluding these costs, transaction-related expenses, stock-based compensation expense, and other corporate expenses, non-GAAP gross margin for the third quarter and first nine months of Fiscal 2020 increased 11% to $7.8 billion and 10% to $23.2 billion, respectively, and non-GAAP gross margin percentage increased 300 basis points to 33.9% and 270 basis points to 33.9%, respectively. The increases in our non-GAAP gross margin were attributable to increases in gross margin across all three business units. The increases in our non-GAAP gross margin percentage were primarily due to higher gross margin percentages for both ISG and CSG which benefited from the deflationary component cost environment.

•
Products — During the third quarter of Fiscal 2020, product gross margin increased 28% to $3.9 billion, and product gross margin percentage increased 510 basis points to 22.5%. During the third quarter of Fiscal 2020, non-GAAP product gross margin increased 14% to $4.5 billion, and non-GAAP product gross margin percentage increased 340 basis points to 25.5%. The increases in product gross margin and non-GAAP product gross margin were driven by primarily by the strength in sales of CSG commercial products and VMware software licenses and the deflationary component cost environment for ISG and CSG. Product gross margin also benefited from a decrease in amortization of intangibles and transaction-related costs. Product gross margin percentage and non-GAAP product gross margin percentage increased primarily due to the higher product gross margin percentages for both ISG and CSG, which benefited from the deflationary component cost environment.

During the first nine months of Fiscal 2020, product gross margin increased 27% to $11.8 billion, and product gross margin percentage increased 480 basis points to 22.6%. During the first nine months of Fiscal 2020, non-GAAP product gross margin increased 14% to $13.4 billion, and non-GAAP product gross margin percentage increased 310 basis points to 25.6%. The increases in product gross margin and non-GAAP product gross margin were driven primarily by increases in product revenue due to strength in sales of CSG commercial products and VMware software licenses and the deflationary component cost environment for ISG and CSG. Product gross margin also benefited from a decrease in amortization of intangibles and transaction-related costs. Product gross margin percentage and non-GAAP product gross margin percentage increased primarily as a result of higher product gross margin percentages for both ISG and CSG, which benefited from the deflationary component cost environment.

•
Services — During the third quarter of Fiscal 2020, services gross margin increased 11% to $3.2 billion, and services gross margin percentage increased 30 basis points to 59.7%. Services gross margin increased due to growth in VMware software maintenance. Services gross margin also benefited from a decrease in purchase accounting adjustments, which totaled $79 million and $154 million during the third quarter of Fiscal 2020 and Fiscal 2019, respectively. Excluding these adjustments, transaction-related expenses, stock-based compensation expense, and other corporate expenses, non-GAAP services gross margin increased 7% to $3.3 billion, and non-GAAP services gross margin percentage decreased 90 basis points to 60.9%. The decrease in services gross margin percentage was primarily attributable to a change in mix of software and hardware maintenance for CSG and ISG, although the deflation in the third quarter of Fiscal 2020 was at a lower rate than during the first six months of Fiscal 2020 .

During the first nine months of Fiscal 2020, services gross margin increased 9% to $9.4 billion, and services gross margin percentage decreased 30 basis points to 59.8%. Services gross margin increased due to growth in services gross margin in VMware software maintenance. The decrease in services gross margin percentage was attributable to lower CSG services gross margin. Services gross margin benefited from a decrease in purchase accounting adjustments, which totaled $0.2 billion and $0.5 billion during the first nine months of Fiscal 2020 and Fiscal 2019, respectively. Excluding these adjustments, transaction-related expenses, stock-based compensation expense, and other corporate expenses, non-GAAP services gross margin increased 6% to $9.8 billion, and non-GAAP services gross margin percentage decreased 90 basis points to 61.1%. The decrease in services gross margin percentage was primarily attributable to a change in mix of software and hardware maintenance for CSG and ISG.

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

The terms and conditions of our vendor rebate programs are largely based on product volumes and are generally negotiated either at the beginning of the annual or quarterly period, depending on the program. The timing and amount of vendor rebates and other discounts we receive under the programs may vary from period to period, reflecting changes in the competitive environment. We monitor our component costs and seek to address the effects of any changes to terms that might arise under our vendor rebate programs. Our gross margins for the third quarter and first nine months of Fiscal 2020 and Fiscal 2019 were not materially affected by any changes to the terms of our vendor rebate programs, as the amounts we received under these programs were generally stable relative to our total net cost. We are not aware of any significant changes to vendor pricing or rebate programs that may impact our results in the near term.

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

Operating Expenses

The following table presents information regarding our operating expenses for the periods indicated:

	Three Months Ended					Nine Months Ended
	November 1, 2019			November 2, 2018		November 1, 2019			November 2, 2018
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue
	(in millions, except percentages)
Operating expenses:
Selling, general, and administrative	$5,028	22.0%	(3)%	$5,159	22.9%	$15,677	23.0%	4%	$15,064	22.6%
Research and development	1,262	5.5%	11%	1,140	5.1%	3,667	5.4%	8%	3,402	5.1%
Total operating expenses	$6,290	27.5%	—%	$6,299	28.0%	$19,344	28.4%	5%	$18,466	27.7%

Other Financial Information
Non-GAAP operating expenses	$5,326	23.2%	8%	$4,936	21.8%	$15,807	23.1%	7%	$14,787	22.0%

During the third quarter and first nine months of Fiscal 2020, total operating expenses remained flat and increased 5%, respectively. During the third quarter of Fiscal 2020, operating expenses remained flat primarily due to offsetting impacts of an increase in selling, general, and administrative expenses, and a decrease in amortization of intangibles. During the first nine months of Fiscal 2020, operating expenses increased primarily due to an increase in selling, general, and administrative expenses, partially offset by a decrease in amortization of intangibles.

Our operating expenses include the impact of purchase accounting, amortization of intangible assets, transaction-related expenses, stock-based compensation expense, and other corporate expenses. In aggregate, these items totaled $1.0 billion and $1.4 billion for the third quarter of Fiscal 2020 and Fiscal 2019, respectively, and $3.5 billion and $3.7 billion for the first nine months of Fiscal 2020 and Fiscal 2019, respectively. Excluding these costs, total non-GAAP operating expenses increased 8% and 7% for the third quarter and first nine months of Fiscal 2020, respectively.

•
Selling, General, and Administrative — Selling, general, and administrative (“SG&A”) expenses decreased 3% during the third quarter of Fiscal 2020 due to a decrease in amortization of intangibles, partially offset by an increase in SG&A expenses that was driven by investments in our go-to-market capabilities, including sales headcount, and higher performance-based compensation and commission costs. During the first nine months of Fiscal 2020, SG&A expenses increased 4% due to increased compensation-related expenses associated with revenue growth and sales headcount, as well as Virtustream impairment charges. These increases were partially offset by a decrease in amortization of intangibles.

•
Research and Development — Research and development (“R&D”) expenses are primarily composed of personnel-related expenses related to product development. R&D expenses as a percentage of net revenue were approximately 5.5% and 5.1% for the third quarter of Fiscal 2020 and Fiscal 2019, respectively, and 5.4% and 5.1% for the first nine months of Fiscal 2020 and Fiscal 2019, respectively. As our industry continues to change and as the needs of our customers evolve, we intend to support R&D initiatives to innovate and introduce new and enhanced solutions into the market.

We continue to make investments designed to enable growth, particularly in our sales force, marketing, and R&D, while balancing our efforts to drive cost efficiencies in the business. We also expect to continue to make investments in support of our own digital transformation to modernize and streamline our IT operations.

Operating Income/Loss

During the third quarter of Fiscal 2020, our operating income was $836 million compared to an operating loss of $356 million during the third quarter of Fiscal 2019. During the first nine months of Fiscal 2020, our operating income was $1.9 billion compared to an operating loss of $522 million during the first nine months of Fiscal 2019. The operating income we recognized for the third quarter and first nine months of Fiscal 2020 was primarily attributable to an increase in operating income for CSG and a decrease in amortization of intangible assets. During the first nine months of Fiscal 2020, these benefits were partially offset by an increase in other corporate expenses, which primarily include Virtustream impairment charges.

Amortization of intangible assets and other corporate expenses that impacted our operating income totaled $1.1 billion and $1.8 billion for the third quarter of Fiscal 2020 and Fiscal 2019, respectively, and $4.1 billion and $5.0 billion for the first nine months of Fiscal 2020 and Fiscal 2019, respectively. Excluding these costs, the impact of purchase accounting, stock-based compensation expense, and transaction-related expenses, our non-GAAP operating income was $2.4 billion and $2.1 billion during the third quarter of Fiscal 2020 and Fiscal 2019, respectively. During the first nine months of Fiscal 2020 and Fiscal 2019, our non-GAAP operating income was $7.4 billion and $6.2 billion, respectively. The increases in our non-GAAP operating income for the third quarter and first nine months of Fiscal 2020 were primarily due to an increase in operating income for CSG.

Interest and Other, Net

The following table provides information regarding interest and other, net for the periods indicated:

	Three Months Ended		Nine Months Ended
	November 1, 2019	November 2, 2018	November 1, 2019	November 2, 2018
	(in millions)
Interest and other, net:
Investment income, primarily interest	$41	$84	$127	$247
Gain (loss) on investments, net	18	(17)	160	229
Interest expense	(654)	(612)	(2,045)	(1,830)
Foreign exchange	(43)	(63)	(123)	(174)
Other	(39)	(31)	(119)	(36)
Total interest and other, net	$(677)	$(639)	$(2,000)	$(1,564)

During the third quarter and first nine months of Fiscal 2020, the change in interest and other, net was unfavorable by $38 million and $436 million, respectively, primarily due to higher interest expense and a decrease in net gain on investments. To fund a portion of the cash consideration paid in the Class V transaction, we incurred additional debt and liquidated a significant amount of our investments. As a result, we expect higher interest expense and lower investment income to continue in Fiscal 2020. See Note 3 and Note 6 of the Notes to the Condensed Consolidated Financial Statements included in this report for further information regarding our investments and debt, respectively.

Income and Other Taxes

For the third quarter of Fiscal 2020, our effective income tax rate benefit was 247.2% on pre-tax income of $159 million. For the third quarter of Fiscal 2019, our effective income tax rate was 10.1% on pre-tax losses of $1.0 billion. For the first nine months of Fiscal 2020 and Fiscal 2019, our effective income tax rates were 5482.1% and 9.2%, respectively, on pre-tax losses of $95 million and $2.1 billion, respectively. The changes in our effective tax rates were primarily driven by discrete tax items and a change in our jurisdictional mix of income.

Our effective tax rate for the first nine months of Fiscal 2020 also includes $4.9 billion of discrete tax benefits related to intra-entity asset transfers, $273 million of discrete tax expense related to certain foreign tax credits associated with U.S. Tax Reform discussed below and $95 million of discrete tax benefits relating to Virtustream impairment charges discussed in Note 8 of the Notes to the Condensed Consolidated Financial Statements included in this report. In the first nine months of Fiscal 2020, we completed two intra-entity asset transfers of certain of our intellectual property to Irish subsidiaries, resulting in discrete tax benefits of $4.9 billion. The tax benefit for each intra-entity asset transfer was recorded as a deferred tax asset in the period of transaction and represents the book and tax basis difference on the transferred assets measured based on the applicable Irish statutory tax rate. The tax deductions for amortization of the assets will be recognized in the future and any amortization not deducted for tax purposes will be carried forward indefinitely under Irish Tax laws. We expect to be able to realize the deferred tax assets resulting from these intra-entity asset transfers. For the third quarter and first nine months of Fiscal 2020, our effective tax rate includes $305 million of discrete tax benefits related to an audit settlement. For the first nine months of Fiscal 2019, our effective tax rate includes $154 million of discrete tax benefits resulting from the impact of our adoption of the new revenue recognition standard in the first quarter of Fiscal 2019.

The Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform”) was signed into law on December 22, 2017.  Among other things, U.S. Tax Reform lowers the U.S. corporate income tax rate to 21% from 35%, establishes a modified territorial system requiring a mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries, requires a minimum tax on certain future earnings generated by foreign subsidiaries while providing for future tax-free repatriation of earnings through a 100% dividends-received deduction, and places limitations on the deductibility of net interest expense. In December 2019, the U.S. Department of the Treasury released final and newly proposed regulations related to foreign tax credits and the base erosion anti-abuse tax.  We are currently evaluating the impact of these regulations and will recognize any resulting adjustments as necessary. We anticipate that the U.S. Department of the Treasury and the Internal Revenue Service will continue to issue regulatory guidance clarifying certain provisions of U.S. Tax Reform.  When additional guidance is issued, we will recognize the related tax impact in the fiscal quarter of such issuance.

Our effective income tax rate can fluctuate depending on the geographic distribution of our worldwide earnings, as our foreign earnings are generally taxed at lower rates than in the United States. The differences between our effective income tax rate and the U.S. federal statutory rate of 21% principally result from the geographical distribution of income and differences between the book and tax treatment of certain items. In certain jurisdictions, our tax rate is significantly less than the applicable statutory rate as a result of tax holidays. The majority of our foreign income that is subject to these tax holidays and lower tax rates is attributable to Singapore, China, and Malaysia. A significant portion of these income tax benefits relates to a tax holiday that will be effective until January 31, 2029.  Our other tax holidays will expire in whole or in part during Fiscal 2022 through Fiscal 2030. Many of these tax holidays and reduced tax rates may be extended when certain conditions are met or may be terminated early if certain conditions are not met. As of November 1, 2019, we were not aware of any matters of non-compliance related to these tax holidays.

For further discussion regarding tax matters, including the status of income tax audits, see Note 11 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Net Income/Loss

During the third quarter and first nine months of Fiscal 2020, net income was $0.6 billion and $5.1 billion, respectively, compared to net loss of $0.9 billion and $1.9 billion during the third quarter and first nine months of Fiscal 2019, respectively. The net income we recognized during the third quarter of Fiscal 2020 was primarily attributable to an increase in operating income. The net income we recognized during the first nine months of Fiscal 2020 was primarily attributable to an increase in tax benefit and, to a lesser extent, an increase in operating income, which was partially offset by an increase in interest and other, net expense.

Net income for the third quarter and first nine months of Fiscal 2020 and Fiscal 2019 included amortization of intangible assets, the impact of purchase accounting, transaction-related expenses, stock-based compensation expense, other corporate expenses, fair value adjustments on equity investments, and discrete tax items. Excluding these costs and the related tax impacts, non-GAAP net income was $1.4 billion and $4.4 billion during the third quarter and first nine months of Fiscal 2020, respectively, and was $1.2 billion and $3.6 billion during the third quarter and first nine months of Fiscal 2019, respectively. The increase in non-GAAP net income during the third quarter and first nine months of Fiscal 2020 was primarily attributable to an increase in operating income, which was partially offset by an increase in interest and other, net expense.

Non-controlling Interests

Net income or loss attributable to non-controlling interests consisted of net income or loss attributable to our non-controlling interests in VMware, Inc., Pivotal, and Secureworks. During the third quarter and first nine months of Fiscal 2020, net income attributable to non-controlling interests was $53 million and $905 million, respectively. During the third quarter and first nine months of Fiscal 2019, net income or loss attributable to non-controlling interests was $19 million net loss and $117 million net income, respectively. The increase in net income attributable to non-controlling interests during the third quarter and first nine months of Fiscal 2020 was attributable to an increase in net income attributable to our non-controlling interest in VMware, Inc. For more information about our non-controlling interests, see Note 13 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Net Income (Loss) Attributable to Dell Technologies Inc.

Net income (loss) attributable to Dell Technologies Inc. represents net income or loss and an adjustment for non-controlling interests. During the third quarter and first nine months of Fiscal 2020, net income attributable to Dell Technologies Inc. was $0.5 billion and $4.2 billion, respectively. During the third quarter and first nine months of Fiscal 2019, net loss attributable to Dell Technologies Inc. was $0.9 billion and $2.0 billion, respectively. The net income attributable to Dell Technologies Inc. we recognized during the third quarter and first nine months of Fiscal 2020 was primarily attributable to an increase in net income for the periods.

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

Infrastructure Solutions Group

The following table presents net revenue and operating income attributable to ISG for the periods indicated:

	Three Months Ended			Nine Months Ended
	November 1, 2019	% Change	November 2, 2018	November 1, 2019	% Change	November 2, 2018
	(in millions, except percentages)
Net revenue:
Servers and networking	$4,241	(16)%	$5,054	$12,858	(13)%	$14,700
Storage	4,149	7%	3,883	12,355	2%	12,131
Total ISG net revenue	$8,390	(6)%	$8,937	$25,213	(6)%	$26,831

Operating income:
ISG operating income	$996	7%	$935	$2,889	—%	$2,886
% of segment net revenue	11.9%		10.5%	11.5%		10.8%

Net Revenue — During both the third quarter and first nine months of Fiscal 2020, ISG net revenue decreased 6%, primarily due to a decrease in sales of servers and networking. Revenue from the sales of servers and networking decreased 16% and 13% during the third quarter and first nine months of Fiscal 2020, respectively, primarily driven by a decline in units sold of our PowerEdge servers due to a weaker demand environment. Certain competitive dynamics also contributed to lower server sales volumes, as we focused on profitability over net revenue growth. During the third quarter of Fiscal 2020, further contributing to the decrease in ISG net revenue, average selling prices for servers decreased primarily due to competitive pressures in certain geographies. During the first nine months of Fiscal 2020, the impact of the lower volume of PowerEdge sales was partially mitigated by an increase in average selling prices from the sale of servers with more robust compute capacity and higher memory and storage content, which was driven by customer demand for servers that enable big data analytics. Storage revenue increased 7% and 2% during the third quarter and first nine months of Fiscal 2020, respectively. We experienced relatively stable demand in storage. We continue to make go-to-market investments and enhancements to our storage solutions offerings and expect that these investments will drive long-term improvements in the business.

Component costs were deflationary in the aggregate for ISG during the first nine months of Fiscal 2020, and we continue to monitor our pricing in response to the changing cost environment. We expect the aggregate ISG component cost environment to continue to be deflationary through early next fiscal year, but to a lesser degree relative to the previous three quarters. For Fiscal 2021, we expect an inflationary component cost environment, which may put pressure on ISG operating results, particularly in servers and networking.

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

From a geographical perspective, net revenue attributable to ISG decreased in the Americas, EMEA, and APJ during the third quarter of Fiscal 2020. Net revenue attributable to ISG increased in EMEA, and decreased in the Americas and APJ during the first nine months of Fiscal 2020. The decreases in ISG revenue in APJ were more significant than changes in net revenue in the other regions, and were driven by a weaker demand environment, particularly in China, which we expect to continue into Fiscal 2021.

Operating Income — During the third quarter and first nine months of Fiscal 2020, ISG operating income as a percentage of net revenue increased 140 basis points to 11.9% and 70 basis points to 11.5%, respectively, due to an increase in ISG gross margin percentage resulting from the deflationary cost environment discussed above. The increase in ISG operating margins were offset by an increase in ISG operating expenses as a percentage of ISG net revenue. ISG operating expenses increased due to investments we made in our go-to-market capabilities to ensure the optimal coverage model to serve the needs of our customers.

Client Solutions Group

The following table presents net revenue and operating income attributable to CSG for the periods indicated:

	Three Months Ended			Nine Months Ended
	November 1, 2019	% Change	November 2, 2018	November 1, 2019	% Change	November 2, 2018
	(in millions, except percentages)
Net revenue:
Commercial	$8,330	9%	$7,613	$25,714	11%	$23,085
Consumer	3,080	(6)%	3,292	8,354	(9)%	9,219
Total CSG net revenue	$11,410	5%	$10,905	$34,068	5%	$32,304

Operating income:
CSG operating income	$739	65%	$447	$2,514	79%	$1,405
% of segment net revenue	6.5%		4.1%	7.4%		4.3%

Net Revenue — During both the third quarter and first nine months of Fiscal 2020, CSG net revenue increased 5% primarily driven by the Microsoft Windows 10 operating system refresh cycle, combined with strong execution by the business. Although we expect continued strong CSG demand into early Fiscal 2021, we expect overall CSG demand will decelerate in Fiscal 2021 as the Windows 10 refresh cycle winds down.

During the third quarter and first nine months of Fiscal 2020, commercial revenue increased 9% and 11%, respectively, due to continued strong demand for our commercial products across all product categories, driven by the Microsoft Windows 10 operating system refresh cycle. Consumer revenue decreased 6% and 9% during the third quarter and first nine months of Fiscal 2020, respectively, due to lower demand as we continue to focus on commercial and higher-end consumer products. During the first nine months of Fiscal 2020, the decline in consumer demand was partially offset by an increase in average selling prices for our higher-priced consumer notebooks.

The aggregate CSG component cost environment was deflationary in the third quarter and first nine months of Fiscal 2020, and we expect deflationary conditions to continue through the end of Fiscal 2020, but to a lesser degree relative to the previous three quarters. For Fiscal 2021, we expect an inflationary component cost environment, which will put pressure on CSG operating results.

From a geographical perspective, net revenue attributable to CSG increased in the Americas, EMEA, and APJ during the third quarter and first nine months of Fiscal 2020.

Operating Income — During the third quarter and first nine months of Fiscal 2020, CSG operating income as a percentage of net revenue increased 240 basis points to 6.5% and 310 basis points to 7.4%, respectively. The increases were primarily due to lower component costs that positively impacted CSG gross margin and a shift in product mix to higher-margin product offerings.

VMware

The following table presents net revenue and operating income attributable to VMware for the periods indicated:

	Three Months Ended			Nine Months Ended
	November 1, 2019	% Change	November 2, 2018	November 1, 2019	% Change	November 2, 2018
	(in millions, except percentages)
Net revenue:
VMware net revenue	$2,483	11%	$2,229	$7,231	12%	$6,451

Operating income:
VMware operating income	$717	(7)%	$768	$2,093	(1)%	$2,117
% of segment net revenue	28.9%		34.5%	28.9%		32.8%

Net Revenue — VMware net revenue primarily consists of revenue from the sale of software licenses under perpetual licenses, related software maintenance and support, training, consulting services, and hosted services. VMware net revenue for the third quarter and first nine months of Fiscal 2020 increased 11% and 12%, respectively, primarily due to growth in software license revenue and sales of software maintenance services. Software license revenue reflected broad-based growth across the product portfolio. Software maintenance revenue benefited from strong renewals of VMware enterprise agreements, revenue recognized from maintenance contracts sold in prior periods, and additional maintenance contracts sold in conjunction with new software license sales.

From a geographical perspective, approximately half of VMware net revenue during the third quarter and first nine months of Fiscal 2020 was generated by sales to customers in the United States. VMware net revenue for the third quarter and first nine months of Fiscal 2020 was positively affected by growth across U.S. and international markets.

Operating Income — During the third quarter and first nine months of Fiscal 2020, VMware operating income as a percentage of net revenue decreased 560 basis points to 28.9% and 390 basis points to 28.9%, respectively. The decrease was driven by an increase in operating expenses as a percentage of net revenue as the result of an increase in compensation-related expense associated with sales and sales support, primarily due to increased headcount, as well as to an increase in R&D expenses.

OTHER BALANCE SHEET ITEMS

Accounts Receivable

We sell products and services directly to customers and through a variety of sales channels, including retail distribution. Our accounts receivable, net, was $11.4 billion and $12.4 billion as of November 1, 2019 and February 1, 2019, respectively. We maintain an allowance for doubtful accounts to cover receivables that may be deemed uncollectible. The allowance for losses is based on a provision for accounts that are collectively evaluated based on historical bad debt experience as well as specific identifiable customer accounts that are deemed at risk. As of November 1, 2019 and February 1, 2019, the allowance for doubtful accounts was $98 million and $85 million, respectively. Based on our assessment, we believe that we are adequately reserved for expected credit losses. We monitor the aging of our accounts receivable and continue to take actions to reduce our exposure to credit losses.

Dell Financial Services

Dell Financial Services and its affiliates (“DFS”) support Dell Technologies by offering and arranging various financing options and services for our customers globally, including through captive financing operations in North America, Europe, Australia, and New Zealand. DFS originates, collects, and services customer receivables primarily related to the purchase of our product, software, and service solutions. DFS further strengthens our customer relationships through its flexible consumption models, which enable us to offer our customers the option to pay over time and, in certain cases, based on utilization, to provide them with financial flexibility to meet their changing technological requirements. New financing originations were $2.0 billion and $1.6 billion for the third quarter of Fiscal 2020 and Fiscal 2019, respectively, and $5.7 billion and $5.2 billion for the first nine months of Fiscal 2020 and Fiscal 2019, respectively.

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

As of November 1, 2019 and February 1, 2019, our financing receivables, net were $9.1 billion and $8.6 billion, respectively. We maintain an allowance to cover expected financing receivable credit losses and evaluate credit loss expectations based on our total portfolio. For the third quarter of Fiscal 2020 and Fiscal 2019, the principal charge-off rate for our total portfolio was 0.9% and 1.0%, respectively. For the first nine months of Fiscal 2020 and Fiscal 2019, the principal charge-off rate for our total portfolio was 1.0% and 1.2%, respectively. The credit quality of our financing receivables has improved in recent years due to an overall improvement in the credit environment and as the mix of high-quality commercial accounts in our portfolio has continued to increase. We continue to monitor broader economic indicators and their potential impact on future loss performance. We have an extensive process to manage our exposure to customer credit risk, including active management of credit lines and our collection activities. We also sell selected fixed-term financing receivables without recourse to unrelated third parties on a periodic basis, primarily to manage certain concentrations of customer credit exposure.  Based on our assessment of the customer financing receivables, we believe that we are adequately reserved.

We retain a residual interest in equipment leased under our lease programs. As of November 1, 2019 and February 1, 2019, the residual interest recorded as part of financing receivables was $611 million and $674 million, respectively. The amount of the residual interest is established at the inception of the lease based upon estimates of the value of the equipment at the end of the lease term using historical studies, industry data, and future value-at-risk demand valuation methods. On a quarterly basis, we assess the carrying amount of our recorded residual values for impairment. Generally, residual value risk on equipment under lease is not considered to be significant, because of the existence of a secondary market with respect to the equipment. The lease agreement also clearly defines applicable return conditions and remedies for non-compliance, to ensure that the leased equipment will be in good operating condition upon return. Model changes and updates, as well as market strength and product acceptance, are monitored and adjustments are made to residual values in accordance with the significance of any such changes. Our remarketing sales staff works closely with customers and dealers to manage the sale of lease returns and the recovery of residual exposure. No impairment losses were recorded related to residual assets during the third quarter and first nine months of Fiscal 2020.

As of November 1, 2019, equipment under operating leases, net was $626 million and was immaterial as of February 1, 2019. The increase in equipment under operating leases, net is due to our adoption of the new lease standard and the elimination of the third-party residual value guarantee insurance in the lease classification test for sales-type leases. Based on triggering events, we assess the carrying amount of the equipment under operating leases recorded for impairment. No impairment losses were recorded related to such equipment during the third quarter and first nine months of Fiscal 2020.

DFS offerings are initially funded through cash on hand at the time of origination, most of which is subsequently replaced with third-party financing. As a result, while the initial funding of financing receivables is reflected as an impact to cash flows from operations and investing, this funding is largely subsequently offset by cash flows from financing. Additionally, as a result of our adoption of the new leasing standard on lessor accounting, the increase to future originations of operating leases results in a shift from financing receivables to capital expenditures, which benefits our cash flows provided by operating activities by the increase in capital expenditures being reported as cash flows used in investing activities.
See Note 4 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information about our financing receivables and the equipment under operating leases.

Off-Balance Sheet Arrangements
As of November 1, 2019, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition or results of operations.

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

We are exposed to interest rate risk related to our variable-rate debt portfolio. In the normal course of business, we follow established policies and procedures to manage this risk, including monitoring of our asset and liability mix. As a result, we do not anticipate any material losses from interest rate risk.

The impact of any credit adjustments related to our use of counterparties on our Condensed Consolidated Financial Statements included in this report has been immaterial.

Liquidity and Capital Resources

To support our ongoing business operations, we rely on operating cash flows as our primary source of liquidity. We monitor the efficiency of our balance sheet to ensure that we have adequate liquidity to support our strategic initiatives. In addition to internally generated cash, we have access to other capital sources to finance our strategic initiatives and fund growth in our financing operations. As of November 1, 2019, we had $8.6 billion of total cash and cash equivalents. Our strategy is to deploy capital from any potential source, whether internally generated cash or debt, depending on the adequacy and availability of that source of capital and whether it can be accessed in a cost-effective manner.

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

VMware, Inc. has advised us that, following its payment of the Special Dividend, VMware, Inc. will remain committed to a balanced capital allocation policy through investment in its product and solutions offerings, acquisitions, and returning capital to its stockholders through share repurchases. As of November 1, 2019, $1.1 billion remained available for share repurchases. During the first nine months of Fiscal 2020, VMware, Inc. repurchased 7.3 million shares of its Class A common stock in the open market for approximately $1.3 billion. During the first nine months of Fiscal 2019, VMware, Inc. did not repurchase any shares of its Class A common stock.

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

The following table summarizes our cash and cash equivalents as well as our available borrowings as of the dates indicated:

	November 1, 2019	February 1, 2019
	(in millions)
Cash and cash equivalents, and available borrowings:
Cash and cash equivalents (a)	$8,555	$9,676
Remaining available borrowings under revolving credit facilities	7,386	5,586
Total cash, cash equivalents, and available borrowings	$15,941	$15,262
____________________

(a)	Of the $8.6 billion of cash and cash equivalents as of November 1, 2019, $2.0 billion was held by VMware, Inc.

Our revolving credit facilities include the Revolving Credit Facility and the China Revolving Credit Facility, which we renewed during the first quarter of Fiscal 2020. The Revolving Credit Facility and the China Revolving Credit Facility have maximum aggregate borrowings of $4.5 billion and $0.5 billion, respectively. Available borrowings under these facilities are reduced by draws on the facility and, under the Revolving Credit Facility, outstanding letters of credit. As of November 1, 2019, there were no borrowings outstanding under the facilities and remaining available borrowings totaled approximately $5.0 billion. We may regularly use our available borrowings from both our Revolving Credit Facility and our China Revolving Credit Facility on a short-term basis for general corporate purposes.

The VMware Revolving Credit Facility has maximum aggregate borrowings of $1.0 billion. As of November 1, 2019, $1.0 billion was available under the VMware Revolving Credit Facility. The VMware Term Loan Facility has a borrowing capacity of up to $2.0 billion. VMware, Inc. may borrow against the VMware Term Loan Facility two times up to its borrowing capacity of $2.0 billion until February 7, 2020. As of November 1, 2019, the outstanding balance was $600 million, and $1.4 billion remained available to be drawn down for future borrowing purposes. None of the net proceeds of such borrowings will be made available to support the operations or satisfy any corporate purposes of Dell Technologies, other than the operations and corporate purposes of VMware, Inc. and VMware, Inc.’s subsidiaries.

The Pivotal Revolving Credit Facility had maximum aggregate borrowings of $100 million and was terminated during the third quarter of Fiscal 2020.

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

Debt

The following table summarizes our outstanding debt as of the dates indicated:

	November 1, 2019	Increase (decrease)	February 1, 2019
	(in millions)
Core debt
Senior Secured Credit Facilities and First Lien Notes	$29,722	$(2,998)	$32,720
Unsecured Notes and Debentures	1,352	(600)	1,952
Senior Notes	2,700	(550)	3,250
EMC Notes	3,000	—	3,000
DFS allocated debt	(902)	713	(1,615)
Total core debt	35,872	(3,435)	39,307
DFS related debt
DFS debt	7,568	1,639	5,929
DFS allocated debt	902	(713)	1,615
Total DFS related debt	8,470	926	7,544
Margin Loan Facility and other	4,024	636	3,388
Public subsidiary debt
VMware Notes	4,000	—	4,000
VMware Term Loan Facility	600	600	—
Other	60	60	—
Total public subsidiary debt	4,660	660	4,000
Total debt, principal amount	53,026	(1,213)	54,239
Carrying value adjustments	(635)	83	(718)
Total debt, carrying value	$52,391	$(1,130)	$53,521

During the first nine months of Fiscal 2020, the outstanding principal amount of our debt decreased by $1.2 billion to $53.0 billion as of November 1, 2019.

During the first nine months of Fiscal 2020, core debt decreased by $3.4 billion to $35.9 billion as of November 1, 2019. We define core debt as the total principal amount of our debt, less DFS related debt, our Margin Loan Facility and other debt, and public subsidiary debt. The decrease in core debt was primarily due to our deleveraging efforts. See Note 6 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information about our debt.

During the first nine months of Fiscal 2020, we issued an additional $1.6 billion, net, in DFS debt to support the expansion of its financing receivables portfolio. DFS related debt primarily represents debt from our securitization and structured financing programs. For DFS debt under securitization programs, our risk of loss is limited to transferred lease and loan payments and associated equipment, and the credit holders under these programs have no recourse to Dell Technologies. To fund expansion of the DFS business, we balance the use of the securitization and structured financing programs with other sources of liquidity. We approximate the amount of our debt used to fund the DFS business by applying a 7:1 debt to equity ratio to the sum of our financing receivables balance and equipment under our DFS operating leases, net. The debt to equity ratio used is based on the underlying credit quality of the assets. See Note 4 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information about our DFS debt.

As of November 1, 2019, margin loan and other debt primarily consisted of the $4.0 billion Margin Loan Facility. We amended the Margin Loan Facility during the first quarter of Fiscal 2020, and increased the principal amount by $650 million to $4.0 billion.

Public subsidiary debt represents VMware, Inc. indebtedness. See Note 6 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information about VMware, Inc. debt.

VMware, Inc. and its respective subsidiaries are unrestricted subsidiaries for purposes of the core debt of Dell Technologies.  Neither Dell Technologies nor any of its subsidiaries, other than VMware, Inc., is obligated to make payment on the VMware Notes or the VMware Term Loan Facility.  None of the net proceeds of the VMware Notes or the VMware Term Loan Facility will be made available to support the operations or satisfy any corporate purposes of Dell Technologies, other than the operations and corporate purposes of VMware, Inc. and its subsidiaries.

Our requirements for cash to pay principal and interest on our core debt increased significantly due to the borrowings we incurred to finance the EMC merger transaction and, to a lesser extent, the Class V transaction. We have made good progress in paying down core debt since the EMC merger transaction. We believe we will continue to be able to make our debt principal and interest payments, including the short-term maturities, from existing and expected sources of cash, primarily from operating cash flows. Cash used for debt principal and interest payments may also include short-term borrowings under our revolving credit facilities. We will continue to focus on paying down core debt. Under our variable-rate debt, we could have variations in our future interest expense from potential fluctuations in LIBOR, or from possible fluctuations in the level of DFS debt required to meet future demand for customer financing. We or our affiliates or their related persons, at our or their sole discretion, may purchase, redeem, prepay, refinance, or otherwise retire any amount of our outstanding indebtedness under the terms of such indebtedness at any time and from time to time, in open market or negotiated transactions with the holders of such indebtedness or otherwise, as appropriate market conditions exist.

Cash Flows

The following table contains a summary of our Condensed Consolidated Statements of Cash Flows for the periods indicated:

	Nine Months Ended
	November 1, 2019	November 2, 2018
	(in millions)
Net change in cash from:
Operating activities	$5,783	$4,625
Investing activities	(3,982)	(221)
Financing activities	(2,600)	(2,844)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(100)	(262)
Change in cash, cash equivalents, and restricted cash	$(899)	$1,298

Operating Activities — Cash provided by operating activities was $5.8 billion for the first nine months of Fiscal 2020 compared to $4.6 billion for the first nine months of Fiscal 2019. The increase in operating cash flows during the first nine months of Fiscal 2020 was attributable to improved profitability and continued working capital discipline. Cash provided by operating activities includes a $0.4 billion payment for a tax settlement during the third quarter of Fiscal 2020.

DFS offerings are initially funded through cash on hand at the time of origination, most of which is subsequently replaced with third-party financing. As a result, while the initial funding of financing receivables is reflected as an impact to cash flows from operations and investing, this funding impact is largely subsequently offset by cash flows from financing. Additionally, as a result of our adoption of the new leasing standard on lessor accounting in the first quarter of Fiscal 2020, the increase to future originations of operating leases results in a shift from financing receivables to capital expenditures, which benefits our cash flows provided by operating activities by the increase in capital expenditures being reported as cash flows used in investing activities. DFS new financing originations were $5.7 billion and $5.2 billion during the first nine months of Fiscal 2020 and Fiscal 2019, respectively. As of November 1, 2019, DFS had $9.1 billion of total net financing receivables and $0.6 billion of equipment under DFS operating leases, net.

Investing Activities — Investing activities primarily consist of cash used to fund capital expenditures for property, plant, and equipment, which includes equipment under DFS operating leases, capitalized software development costs, strategic investments, and the maturities, sales, and purchases of investments. During the first nine months of Fiscal 2020, cash used in investing activities was $4.0 billion and was primarily driven by capital expenditures and acquisition of businesses, which were partially offset by net cash proceeds from the net sales of investments. In comparison, cash used by investing activities was $0.2 billion during the first nine months of Fiscal 2019 and was primarily driven by capital expenditures and acquisition of businesses, partially offset by net sales of investments.

Financing Activities — Financing activities primarily consist of the proceeds and repayments of debt, cash used to repurchase common stock, and proceeds from the issuance of common stock of subsidiaries. Cash used in financing activities of $2.6 billion during the first nine months of Fiscal 2020 primarily consisted of repayments of debt and repurchases of common stock by our public subsidiaries. In comparison, cash used by financing activities of $2.8 billion during the first nine months of Fiscal 2019 was primarily driven by repayments of debt, including an EMC senior note issued in the principal amount of $2.5 billion we repaid during the second quarter of Fiscal 2019 and the Term Loan A-3 Facility in the amount of $1.2 billion we repaid during the third quarter of Fiscal 2019.

Capital Commitments

Capital Expenditures — During the first nine months of Fiscal 2020, we spent $1.6 billion on property, plant, and equipment, which included gross equipment under DFS operating leases of $0.7 billion. During the first nine months of Fiscal 2019, we spent $0.9 billion on property, plant, and equipment. These expenditures were incurred in connection with our global expansion efforts and infrastructure investments made to support future growth, and, in Fiscal 2020, the funding of equipment under DFS operating leases. Product demand, product mix, and the use of contract manufacturers, as well as ongoing investments in operating and information technology infrastructure, influence the level and prioritization of our capital expenditures. Aggregate capital expenditures for Fiscal 2020, which will involve infrastructure investments, strategic initiatives, and funding our DFS leasing operations, are currently expected to total between $2.2 billion and $2.4 billion, of which approximately $1.0 billion relates to the property, plant, and equipment to be recognized under the new lease accounting standard.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 1, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of November 1, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended November 1, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the fiscal quarter ended May 3, 2019, we implemented new lease reporting systems and related controls to enable us to adopt the new accounting guidance set forth in ASC 842, “Leases.” Given the significance of these changes, we will continue to review and refine the systems, processes, and internal controls over leases, as appropriate.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

During the third quarter of Fiscal 2020, we issued to employees an aggregate of 4,514 shares of the Class C Common Stock for an aggregate purchase price of approximately $0.1 million pursuant to exercises of stock options granted under the Dell Inc. Amended and Restated 2002 Long-Term Incentive Plan. The foregoing transactions were effected without registration in reliance on the exemption from registration under the Securities Act of 1933 afforded by Rule 701 thereunder as transactions pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule.

During the third quarter of Fiscal 2020, we issued an aggregate of 76,166 shares of the Class C Common Stock upon conversion of the same number of shares of the Class A Common Stock. Under our certificate of incorporation, at any time and from time to time, any holder of Class A Common Stock has the right to convert all or any of the shares of Class A Common Stock held by such holder into shares of Class C Common Stock on a one-to-one basis. Each share of Class C Common Stock bears the same dividend and liquidation rights as one share of Class A Common Stock. The issuance of the shares of Class C Common Stock was made without registration in reliance on the exemption from registration under the Securities Act of 1933 afforded by Section 3(a)(9) thereof. No commission or other remuneration was paid or given directly or indirectly for soliciting the exchange of such securities.

ITEM 6 — INDEX TO EXHIBITS

The Company hereby files or furnishes the exhibits listed below:

Exhibit Number	Description
4.1††
Amendment No. 1 to Second Amended and Restated Registration Rights Agreement, dated as of May 27, 2019, among Dell Technologies Inc., Michael S. Dell, Susan Lieberman Dell Separate Property Trust, MSDC Denali Investors, L.P., MSDC Denali EIV, LLC, SL SPV-2, L.P., Silver Lake Partners IV, L.P., Silver Lake Technology Investors IV, L.P., Silver Lake Partners V DE (AIV), L.P., Silver Lake Technology Investors V, L.P., SLP Denali Co-Invest, L.P. and Venezio Investments Pte. Ltd.

10.1
Sixth Refinancing Amendment, dated as of September 19, 2019, among Denali Intermediate Inc., Dell Inc., Dell International L.L.C., EMC Corporation, Credit Suisse AG, Cayman Islands Branch, as Term Loan B Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A., as Term Loan A/Revolver Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2019) (Commission File No. 001-37867).

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

Date: December 9, 2019