Form 10-K
period 2020-01-31
Dell Technologies Inc.
filed 2020-03-27
CIK 1571996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	January 31, 2020
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of August 2, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of the registrant’s common stock held by non-affiliates was approximately $12.0 billion (based on the closing price of $52.41 per share of Class C Common Stock reported on the New York Stock Exchange on that date).

As of March 20, 2020, there were 739,473,681 shares of the registrant’s common stock outstanding, consisting of 253,249,641 outstanding shares of Class C Common Stock, 384,538,823 outstanding shares of Class A Common Stock, and 101,685,217 outstanding shares of Class B Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s proxy statement relating to its annual meeting of stockholders to be held in 2020. The proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

Our fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. We refer to our fiscal years ended January 31, 2020, February 1, 2019, and February 2, 2018 as “Fiscal 2020,” “Fiscal 2019,” and “Fiscal 2018,” respectively. Fiscal 2020, Fiscal 2019 and Fiscal 2018 included 52 weeks.

PART I

ITEM 1 — BUSINESS

Business

Dell Technologies is a leading global end-to-end technology provider, with a comprehensive portfolio of IT hardware, software and services solutions spanning both traditional infrastructure and emerging, multi-cloud technologies that enable our customers to build their digital future and transform how they work and live. We operate globally across key functional areas such as technology and product development, marketing, go-to-market and global services, and are supported by Dell Financial Services. We continue to seamlessly deliver differentiated and holistic IT solutions to our customers, which has driven significant revenue growth and share gains.

Dell Technologies operates with significant scale and an unmatched breadth of complementary offerings. Digital transformation has become essential to all businesses, and we have expanded our portfolio to include holistic solutions that enable our customers to drive their ongoing digital transformation initiatives. Dell Technologies’ integrated solutions help customers modernize their IT infrastructure, manage and operate in a multi-cloud world, address workforce transformation, and provide critical security solutions to protect against the ever increasing and evolving security threats. With our extensive portfolio and our commitment to innovation, we have the ability to offer secure, integrated solutions that extend from the edge to the core to the cloud, and we are at the forefront of the software-defined and cloud native infrastructure era. Our end-to-end portfolio is supported by a differentiated go-to-market engine, which includes a 43,000-person sales force, a global network of channel partners, and a world-class supply chain that together drive revenue growth and operating efficiencies.

Products and Services

We design, develop, manufacture, market, sell, and support a wide range of products and services. We are organized into the following business units, which are our reportable segments: Infrastructure Solutions Group; Client Solutions Group; and VMware.

•
Infrastructure Solutions Group (“ISG”) — ISG enables the digital transformation of our customers through our trusted multi-cloud and big data solutions, which are built upon a modern data center infrastructure. Our comprehensive portfolio of advanced storage solutions includes traditional storage solutions as well as next-generation storage solutions (such as all-flash arrays, scale-out file, object platforms and software-defined solutions). We have simplified our storage portfolio to ensure that we deliver the technology needed for our customers’ digital transformation. Our server portfolio includes high-performance rack, blade, tower, and hyperscale servers, optimized for artificial intelligence and machine learning workloads. Our networking portfolio helps our business customers transform and modernize their infrastructure, mobilize and enrich end-user experiences, and accelerate business applications and processes. Our strengths in server, storage, and virtualization software solutions enable us to offer leading converged and hyper-converged solutions, allowing our customers to accelerate their IT transformation by acquiring scalable integrated IT solutions instead of building and assembling their own IT platforms. ISG also offers attached software, peripherals, and services, including support and deployment, configuration, and extended warranty services.

We recently unveiled the Dell Technologies Cloud, a new set of cloud infrastructure solutions to make hybrid cloud environments simpler to deploy and manage. The Dell Technologies Cloud portfolio consists of the new Dell Technologies Cloud Platforms and the new Data Center-as-a-Service offering referred to as VMware Cloud on Dell EMC. These solutions enable a flexible range of IT and management options with tight integration and a single vendor experience for purchasing, deployment, services, and financing, giving customers more control as the operational hub of their hybrid clouds.

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

•
VMware — The VMware reportable segment (“VMware”) reflects the operations of VMware, Inc. (NYSE: VMW) within Dell Technologies. VMware works with customers in the areas of hybrid and multi-cloud, modern applications, networking, security, and digital workspaces, helping customers manage their IT resources across private clouds and complex multi-cloud, multi-device environments. VMware’s portfolio supports and addresses the key IT priorities of customers: accelerating their cloud journey, modernizing their applications, empowering digital workspaces, transforming networking, and embracing intrinsic security. VMware enables its customers to digitally transform their operations as they ready their applications, infrastructure, and employees for constantly evolving business needs.

During the third quarter of Fiscal 2020, VMware, Inc. completed the acquisition of Carbon Black, Inc. (“Carbon Black”), a developer of cloud-native endpoint protection.

On December 30, 2019, VMware, Inc. completed its acquisition of Pivotal Software, Inc. (“Pivotal”). Before the transaction, Pivotal was a majority-owned subsidiary of Dell Technologies through EMC and VMware, Inc. Pivotal provides a leading cloud-native platform that makes software development and IT operations a strategic advantage for customers. Pivotal’s cloud-native platform, Pivotal Cloud Foundry, accelerates and streamlines software development by reducing the complexity of building, deploying, and operating new cloud-native applications, and modernizing legacy applications. With the acquisition, which aligns key software assets, VMware, Inc. will drive and build on a comprehensive development platform with Kubernetes.

Under the terms of the transaction, each outstanding share of Pivotal’s Class A common stock (other than shares held by Pivotal stockholders who properly exercised their appraisal rights under Delaware law) was converted into the right to receive $15.00 in cash, and each outstanding share of Pivotal’s Class B common stock was converted into the right to receive 0.0550 of a share of Class B common stock of VMware, Inc. Dell Technologies, which held all outstanding shares of Pivotal’s Class B common stock, received approximately 7.2 million shares of Class B common stock of VMware, Inc. in the transaction.

The purchase of the controlling interest in Pivotal from Dell Technologies was accounted for as a transaction between entities under common control. Assets and liabilities of Pivotal remained at their historical carrying amounts on the date of the transaction, with no new goodwill being recognized. This transaction required retrospective combination of the VMware, Inc. and Pivotal entities for all periods presented, as if the combination had been in effect since the inception of common control on the date of the EMC merger transaction in September 2016.

Effective as of the transaction date, Dell Technologies reports Pivotal results within the VMware reportable segment, and the historical segment results have been recast to reflect this change. Pivotal results were previously reported within other businesses. See Note 19 of the Notes to the Consolidated Financial Statements included in this report for the recast of segment results.

Approximately half of VMware revenue is generated by sales to customers in the United States.

Our other businesses, described below, consist of product and service offerings of Secureworks, Virtustream, Boomi, and RSA Security, each of which is majority-owned by Dell Technologies. These businesses are not classified as reportable segments, either individually or collectively, as the results of the businesses are not material to our overall results and the businesses do not meet the criteria for reportable segments.

•
Secureworks (NASDAQ: SCWX) is a leading global provider of intelligence-driven information security solutions singularly focused on protecting its clients from cyberattacks. The solutions offered by Secureworks enable organizations of varying size and complexity to fortify their cyber defenses to prevent security breaches, detect malicious activity in near real time, prioritize and respond rapidly to security incidents and predict emerging threats.

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

•
RSA Security provides essential cybersecurity solutions engineered to enable organizations to detect, investigate, and respond to advanced attacks, confirm and manage identities, and, ultimately, help reduce IP theft, fraud, and cybercrime. In February 2020, Dell Technologies announced its entry into a definitive agreement to sell RSA Security to a consortium of investors in an all-cash transaction for approximately $2.075 billion, subject to certain closing adjustments. The transaction is intended to further simplify our product portfolio and corporate structure.

We believe the collaboration, innovation, and coordination of the operations and strategies across all segments of our business, as well as our differentiated go-to-market model, will continue to drive revenue synergies. Through our coordinated research and development activities, we are able to jointly engineer leading innovative solutions that incorporate the distinct set of hardware, software, and services across all segments of our business.

See Note 19 of the Notes to the Consolidated Financial Statements included in this report for more information about our reportable segments.

See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Business Unit Results” for a discussion of our reportable segment operating results.

Dell Financial Services

Dell Financial Services and its affiliates (“DFS”) support our businesses by offering and arranging various financing options and services for our customers in North America, Europe, Australia, and New Zealand. DFS originates, collects, and services customer receivables primarily related to the purchase of our product, software, and service solutions. We also arrange financing for some of our customers in various countries where DFS does not currently operate as a captive. DFS further strengthens our customer relationships through its flexible consumption models, which enable us to offer our customers the option to pay over time and, in certain cases, based on utilization, providing them with financial flexibility to meet their changing technological requirements. The results of these operations are allocated to our segments based on the underlying product or service financed. For additional information about our financing arrangements, see Note 4 of the Notes to the Consolidated Financial Statements included in this report.

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

VMware represents a significant portion of our R&D activities and has assembled an experienced group of developers with expertise in software-defined data centers, hybrid and multiple public clouds, the modernization, migration and management of applications, networking, security, and digital workspaces. VMware also has strong ties to leading academic institutions around the world and invests in joint research with academia. Product development efforts are prioritized through a combination of engineering-driven innovation and customer- and market-driven feedback.

Dell Technologies has a global R&D presence, with total R&D expenses of $5.0 billion, $4.6 billion, and $4.4 billion, for Fiscal 2020, Fiscal 2019, and Fiscal 2018, respectively. These investments reflect our commitment to R&D activities that ultimately support our mission: to help our customers build their digital future and to transform IT.

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

We purchase materials, supplies, product components, and products from a large number of qualified suppliers. In some cases, where multiple sources of supply are not available, we rely on a single source or a limited number of sources of supply if we believe it is advantageous to do so because of performance, quality, support, delivery, capacity, or price considerations. We believe that any disruption that may occur because of our dependence on single- or limited-source vendors would not disproportionately disadvantage us relative to our competitors. See “Item 1A — Risk Factors — Risk Factors Relating to Our Business and Our Industry — Reliance on vendors for products and components, many of which are single-source or limited-source suppliers, could harm Dell Technologies’ business by adversely affecting product availability, delivery, reliability, and cost” for information about the risks associated with Dell Technologies’ use of single- or limited-source suppliers.

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

Sales and Marketing

We operate a diversified business model, with the majority of our revenue and operating income derived from commercial clients that consist of large enterprises, small and medium-sized businesses, and public sector customers. We sell products and services directly to customers and through other sales channels, such as value-added resellers, system integrators, distributors, and retailers. During Fiscal 2020, our other sales channels contributed over 50% of our net revenue.

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

In addition to our direct business model, we rely on our network of channel partners to sell our products and services, enabling us to efficiently serve a greater number of customers. Sales through channel partners have grown over the past several years, particularly as a result of the EMC merger transaction and expansion in the business. The Dell Technologies partner program contributes to growth in channel sales by providing appropriate incentives for revenue generation. We also provide our channel partners access to third-party financing to help manage their working capital. We believe that building long-term relationships with our channel partners enhances our ability to deliver an excellent customer experience.

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

Patents, Trademarks, and Licenses

As of January 31, 2020, we held a worldwide portfolio of 19,002 patents and had an additional 10,025 patent applications pending. Of those intellectual property rights, VMware, Inc. held 4,140 patents and had an additional 3,095 patent applications pending. We also hold licenses to use numerous third-party patents. To replace expiring patents, we obtain new patents through our ongoing research and development activities. The inventions claimed in our patents and patent applications cover aspects of our current and possible future computer system and software products, manufacturing processes, and related technologies. Our product and process patents may establish barriers to entry. Although we use our patented inventions and also license them to others, we are not substantially dependent on any single patent or group of related patents. We have entered into a variety of intellectual property licensing and cross-licensing agreements and software licensing agreements with other companies. We anticipate that our worldwide patent portfolio will continue to be of value in negotiating intellectual property rights with others in the industry.

We have obtained U.S. federal trademark registration for Dell Technologies, Dell word mark and logo mark, and the VMware word and logo mark.  We have pending applications to register Dell EMC word marks. As of January 31, 2020, we owned registrations for approximately 314 of our other trademarks in the United States and had pending applications for registration of approximately 75 other trademarks. We believe that Dell Technologies, DELL, Dell EMC, VMware, Alienware, RSA Security, Secureworks, Pivotal, and Virtustream word marks and logo marks in the United States are material to our operations. As of January 31, 2020, we also had applied for, or obtained registration of, the DELL word mark and several other marks in approximately 186 other countries.

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

Government Regulation

Our business is subject to regulation by various U.S. federal and state governmental agencies and other governmental agencies. Such regulation includes the activities of the U.S. Federal Communications Commission; the anti-trust regulatory activities of the U.S. Federal Trade Commission, the U.S. Department of Justice, and the European Union; the consumer protection laws and financial services regulation of the U.S. Federal Trade Commission and various state governmental agencies; the export regulatory activities of the U.S. Department of Commerce and the U.S. Department of the Treasury; the import regulatory activities of the U.S. Customs and Border Protection; the product safety regulatory activities of the U.S. Consumer Product Safety Commission and the U.S. Department of Transportation; the health information privacy and security requirements of the U.S. Department of Health and Human Services; and the environmental, employment and labor, and other regulatory activities of a variety of governmental authorities in each of the countries in which we conduct business. We were not assessed any material environmental fines, nor did we have any material environmental remediation or other environmental costs, during Fiscal 2020.

Social Impact and Sustainability

Dell is committed to driving human progress by putting our technology and expertise to work where it can do the most good for people and the planet.  As highlighted in our most recent Corporate Social Responsibility Report, we:

•	Used 100 million pounds of sustainable materials in our products

•	Helped 16 million people grow and thrive through the use of our technology and expertise

•	Recovered 2 billion pounds of used electronics for reuse, remanufacturing, or recycling

•	Reduced the energy intensity of our product portfolio by 64%

•	Volunteered 5 million hours of team member service in support of community groups

•	Achieved 89% team member satisfaction at Dell Technologies

•	Reached a 60% use rate for flexible work options among global team members
For further details on our achievements, see our most recent Corporate Responsibility Report, which is available at legacyofgood.dell.com.

Dell Technologies launched its Social Impact Plan for 2030 (the “2030 Plan”) after its success in achieving prior social impact and sustainability goals. Our goals under the new plan represent an extension of our purpose as a Company — to create technologies that drive human progress. We will use these goals to build our social impact strategies over the next decade. The 2030 Plan has four critical areas of focus:

Advancing Sustainability — We believe we have a responsibility to protect and enrich our planet together with our customers, suppliers and communities. Dell Technologies will continue working across our business ecosystem, valuing natural resources, and minimizing our impact. With the power of our global supply chain, Dell Technologies has the scale and responsibility to drive the highest standards of sustainability and ethical practices.

Cultivating Inclusion — We view diversity and inclusion as a business imperative that will enable us to build and empower our future workforce. It is essential that our workforce be fully representative of the diversity in our global customer base. Diversity of leadership increases innovation and ensures company decisions reflect a wide variety of perspectives.

Transforming Lives — We believe our scale, support, and the innovative application of our portfolio can play an important role in addressing complex societal challenges, including improving health, education, and economic opportunities for the underserved. We endeavor to harness the power of technology to create a future that is capable of fully realizing human potential.

Upholding Ethics and Privacy — Ethics and privacy play a critical role in establishing a strong foundation for positive social impact. We will continue to invest in our advanced privacy governance and risk-management technology. And we will continue to select, evaluate, and do business with third parties who share our level of dedication to privacy.

The Dell Technologies Social Impact Plan for 2030 is available at https://corporate.delltechnologies.com/en-us/social-impact.htm.

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

Employees

As of January 31, 2020, we had approximately 165,000 total full-time employees, approximately 31,000 of whom were employees of VMware, Inc. In comparison, as of February 1, 2019, we had approximately 157,000 total full-time employees, approximately 24,000 of whom were employees of VMware, Inc. As of January 31, 2020, approximately 37% of our full-time employees were located in the United States and approximately 63% were located in other countries.

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

Our website address is www.delltechnologies.com.  We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). The contents of our website referred to above and the contents of any other website we refer to herein are not a part of this annual report on Form 10-K.

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

Information about our Executive Officers

The following table sets forth, as of February 25, 2020, information about our executive officers, who are appointed by our board of directors.

Name	Age	Position
Michael S. Dell	55	Chief Executive Officer
Jeffrey W. Clarke	57	Chief Operating Officer and Vice Chairman
Allison Dew	50	Chief Marketing Officer
Howard D. Elias	62	President, Services and Digital
Steven H. Price	58	Chief Human Resources Officer
Karen H. Quintos	56	Chief Customer Officer
Rory Read	58	Chief Operating Executive, Dell Technologies and President, Virtustream
Richard J. Rothberg	56	General Counsel
William F. Scannell	57	President, Global Sales and Customer Operations
Thomas W. Sweet	60	Chief Financial Officer
Michael S. Dell — Mr. Dell serves as Chairman of the Board and Chief Executive Officer of Dell Technologies. Mr. Dell served as Chief Executive Officer of Dell Inc., a wholly-owned subsidiary of Dell Technologies, from 1984 until July 2004 and resumed that role in January 2007. In 1998, Mr. Dell formed MSD Capital, L.P. for the purpose of managing his and his family’s investments, and, in 1999, he and his wife established the Michael & Susan Dell Foundation to provide philanthropic support to a variety of global causes. He is an honorary member of the Foundation Board of the World Economic Forum and is an executive committee member of the International Business Council. He serves as a member of the Technology CEO Council and is a member of the U.S. Business Council and the Business Roundtable. He also serves on the advisory board of Tsinghua University’s School of Economics and Management in Beijing, China, on the governing board of the Indian School of Business in Hyderabad, India, and on the board of Catalyst, Inc., a non-profit organization that promotes inclusive workplaces for women. Mr. Dell is also Chairman of the Board of VMware, Inc. and Non-Executive Chairman of SecureWorks Corp. Mr. Dell was a board member of Pivotal Software, Inc. from September 2016 until it was acquired by VMware, Inc. in December 2019.
Jeffrey W. Clarke — Mr. Clarke serves as Chief Operating Officer and Vice Chairman of Dell Technologies, responsible for running day-to-day business operations, shaping the Company’s strategic agenda, and aligning priorities across the Dell Technologies executive leadership team. Mr. Clarke oversees the Company’s operations, including its global manufacturing, procurement, and supply chain activities. Mr. Clarke has served as Chief Operating Officer since December 2019 and Vice Chairman, Products and Operations since September 2017, before which he served as Vice Chairman and President, Operations and Client Solutions with Dell Technologies and, previously, Dell, since January 2009. In these roles, Mr. Clarke has been responsible for global manufacturing, procurement, and supply chain activities worldwide, as well as the engineering, design, and development of servers, storage and networking products, as well as engineering, design, development and sales of computer desktops, notebooks, workstations, cloud client computing and end-user computing software solutions. From January 2003 until January 2009, Mr. Clarke served as Senior Vice President, Business Product Group. From November 2001 to January 2003, Mr. Clarke served as Vice President and General Manager, Relationship Product Group. In 1995, Mr. Clarke became the director of desktop development. Mr. Clarke joined Dell in 1987 as a quality engineer and has served in a variety of other engineering and management roles.
Allison Dew — Ms. Dew serves as the Chief Marketing Officer of Dell Technologies. In this role, in which she has served since March 2018, Ms. Dew is directly responsible for Dell Technologies’ global marketing organization and strategy and all aspects of our marketing efforts including brand and creative, product marketing, communications, digital, and field and channel marketing. Since joining Dell Technologies in 2008, Ms. Dew has been instrumental in Dell Technologies’ marketing transformation, leading an emphasis on data-driven marketing, customer understanding, and integrated planning. Most recently, prior to her current position, Ms. Dew led marketing for the Dell Technologies Client Solutions Group from December 2013 to March 2018.  Before joining Dell Technologies, Ms. Dew served in various marketing leadership roles at Microsoft Corporation, a global technology company. Ms. Dew also worked in a regional advertising agency in Tokyo, Japan and with an independent multi-cultural advertising agency in New York City.

Howard D. Elias — Mr. Elias serves as President, Services and Digital of Dell Technologies, overseeing global support, deployment, consulting, education and managed services, the IT organization, and Virtustream. Mr. Elias also co-leads Dell Technologies Select, an elite sales team focused on serving some of Dell Technologies' largest customers. Mr. Elias previously served as President and Chief Operating Officer, EMC Global Enterprise Services from January 2013 until EMC’s acquisition by Dell Technologies, and was President and Chief Operating Officer, EMC Information Infrastructure and Cloud Services from September 2009 to January 2013. In these roles, Mr. Elias was responsible for setting the strategy, driving the execution, and creating the best practices for services that enabled the digital transformation and data center modernization of EMC’s customers. Mr. Elias also had responsibility at EMC for leading the integration of the Dell and EMC businesses, including overseeing the cross-functional teams that drove all facets of integration planning. Previously, Mr. Elias was EMC’s Executive Vice President, Global Marketing and Corporate Development, responsible for all marketing, sales enablement, technology alliances, corporate development, and new ventures. Mr. Elias was also a co-founder and served on the board of managers for the Virtual Computing Environment Company, now part of Dell Technologies’ converged platform division. Before joining EMC, Mr. Elias served in various capacities at Hewlett-Packard Company, a provider of information technology products, services, and solutions for enterprise customers, most recently as Senior Vice President of Business Management and Operations for the Enterprise Systems Group. Mr. Elias currently serves as chairman of TEGNA Inc., a media and digital business company, and is a member of the Massachusetts Business Roundtable.
Steven H. Price — Mr. Price serves as Dell Technologies’ Chief Human Resources Officer, leading both human resources and global facilities functions. In this role, Mr. Price is responsible for overall human resources strategy in support of the purpose, values, and business initiatives of Dell Technologies. He is also responsible for addressing the culture, leadership, talent, and performance challenges of the Company. Mr. Price previously served as Dell’s Senior Vice President, Human Resources from June 2010 to September 2016. Mr. Price joined Dell in February 1997 and has served in many key leadership roles throughout the HR organization, including Vice President of HR Operations, Global Talent Management, Vice President of HR for the global Consumer business, Vice President of HR Americas, and Vice President of HR EMEA. Before joining Dell in 1997, Mr. Price spent 13 years with SC Johnson Wax, a producer of consumer products based in Racine, Wisconsin. Having started his career there in sales, he later moved into human resources, where he held a variety of senior positions. Mr. Price also is the executive sponsor for the Black Employee Resource Group at Dell Technologies.
Karen H. Quintos — Ms. Quintos serves as Chief Customer Officer of Dell Technologies, where she leads a global organization solely devoted to customer advocacy, and is responsible for setting and executing a total customer experience strategy. Ms. Quintos also leads the Diversity and Inclusion and Corporate Responsibility business imperatives, which encompass social responsibility, entrepreneurship, and diversity. Ms. Quintos previously served as Senior Vice President and Chief Marketing Officer (“CMO”) for Dell from September 2010 to September 2016, where she led marketing for the Company’s global commercial business, brand strategy, global communications, social media, corporate responsibility, customer insights, marketing talent development, and agency management. Before becoming CMO, Ms. Quintos served as Vice President of Dell’s global public business, from January 2008 to September 2010, and she also held various executive roles in marketing and in Dell’s Services and Supply Chain Management teams since joining Dell in 2000. Ms. Quintos came to Dell from Citigroup, Inc., an investment banking and financial services company, where she served as Vice President of Global Operations and Technology. She also spent 12 years with Merck & Co., a manufacturer and distributor of pharmaceuticals, where she held a variety of marketing, operations, and supply chain leadership positions. She has served on multiple boards of directors and currently serves on the boards of Cummins Inc., Lennox International, and Penn State’s Smeal Business School. Ms. Quintos also is founder and executive sponsor of Dell Technologies’ Women in Action employee resource group.

Rory Read — Mr. Read serves as Chief Operating Executive, Dell Technologies and as President of Virtustream. As Chief Operating Executive of Dell Technologies, in which position he has served since October 2015, Mr. Read applies his executive leadership strength and operational expertise to critical areas of our business, driving key transformational objectives. As President of Virtustream, in which role he has served since May 2018, Mr. Read is responsible for overseeing the strategic direction of Virtustream and driving business execution excellence. Mr. Read was Chief Integration Officer from October 2015 until April 2018 and led the historic transaction to combine Dell Inc. and EMC. From March 2015 to October 2015, Mr. Read served as Chief Operating Officer and President of Worldwide Commercial Sales for Dell, where he was responsible for cross-business unit and country-level operational planning, building and leading the Company’s best-in-class sales engine, and overseeing the strategy for the Company’s global channel team, system integrator partners, and direct sales force. Prior to joining Dell in March 2015, Mr. Read served as President and Chief Executive Officer at Advanced Micro Devices, Inc., a technology company, from August 2011 to October 2014, where he also served as a member of the board of directors. Before that service, he spent over five years as President and Chief Operating Officer at Lenovo Group Ltd., a computer technology company, where he was responsible for driving growth, execution, profitability, and performance across an enterprise encompassing more than 160 countries. Mr. Read also spent 23 years at International Business Machines Corporation, a technology and consulting company, serving in various leadership roles in the Asia-Pacific region and globally.
Richard J. Rothberg — Mr. Rothberg serves as General Counsel and Secretary for Dell Technologies. In this role, in which he has served since November 2013, Mr. Rothberg oversees the global legal department and manages government affairs, compliance, and ethics. He is also responsible for global security. Mr. Rothberg joined Dell in 1999 and has served in critical leadership roles throughout the legal department. He served as Vice President of Legal, supporting Dell’s businesses in the Europe, Middle East, and Africa region before moving to Singapore in 2008 as Vice President of Legal for the Asia-Pacific and Japan region. Mr. Rothberg returned to the United States in 2010 to serve as Vice President of Legal for the North America and Latin America regions. In this role, he was lead counsel for sales and operations in the Americas and for the enterprise solutions, software, and end-user computing business units. He also led the government affairs organization worldwide. Before joining Dell, Mr. Rothberg served nearly eight years at Caterpillar Inc., an equipment manufacturing company, in senior legal roles in Nashville, Tennessee and Geneva, Switzerland. Mr. Rothberg was also an attorney for IBM Credit Corporation and at Rogers & Wells, a law firm.
William F. Scannell — Mr. Scannell serves as President, Global Sales and Customer Operations for Dell Technologies, leading the global go-to-market organization. In this role, in which he has served since February 2020, Mr. Scannell is responsible for global go-to-market strategy and driving share and revenue growth for the Company’s products, services and solutions in 180 countries around the world. Mr. Scannell previously served as President, Global Enterprise Sales and Customer Operations for Dell Technologies from September 2017 to January 2020, leading the global go-to-market organization serving enterprise customers. In this role, Mr. Scannell led the Dell Technologies sales teams to deliver innovative and practical technology solutions to large enterprises and public institutions worldwide. Prior to his service in that position, Mr. Scannell served as President, Global Sales and Customer Operations at EMC Corporation. In this role, to which he was appointed in July 2012, Mr. Scannell focused on driving coordination and teamwork among EMC’s business unit sales forces, as well as building and maintaining relationships with EMC’s largest global accounts, global alliance partners, and global channel partners. Mr. Scannell began his career as an EMC sales representative in 1986, becoming country manager of Canada in 1988. Shortly thereafter, his responsibilities expanded to include the United States and Latin America. In 1999, Mr. Scannell moved to London to oversee EMC’s business across all of Europe, Middle East, and Africa. He then managed worldwide sales in 2001 and 2002 before being appointed Executive Vice President in 2007.

Thomas W. Sweet — Mr. Sweet serves as Chief Financial Officer of Dell Technologies. In this role, in which he has served since January 2014, he is responsible for all aspects of the Company’s finance function, including accounting, financial planning and analysis, tax, treasury, investor relations, and corporate strategy. He is also responsible for the global business operations function and Dell Financial Services. From May 2007 to January 2014, Mr. Sweet served in a variety of finance leadership roles for Dell, including as Vice President of Corporate Finance, Controller, and Chief Accounting Officer, with responsibility for global accounting, tax, treasury, and investor relations, as well as for global finance services. Mr. Sweet was responsible for external financial reporting for more than five years when Dell Inc. was a publicly-traded company. Prior to this, he served in a variety of finance leadership positions, including as Vice President responsible for overall finance activities within the corporate business, education, government, and healthcare business units of Dell. Mr. Sweet also has served as the head of internal audit and in a number of sales leadership roles in education and corporate business units since joining Dell in 1997. Prior to joining Dell, Mr. Sweet was vice president, accounting and finance, for Telos Corporation, a provider of security solutions. Before that, he spent 13 years with Price Waterhouse, a firm specializing in assurance, tax, and consulting services, in a variety of roles primarily focused on providing audit and accounting services to the technology industry.

ITEM 1A — RISK FACTORS

Our business, operating results, financial condition, and prospects are subject to a variety of significant risks, many of which are beyond our control. The following is a description of some of the important risk factors that may cause our actual results in future periods to differ substantially from those Dell Technologies currently expects or seeks. The risks described below are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that Dell Technologies currently deems to be immaterial that also may materially adversely affect our business, operating results, financial condition, or prospects.

Risks Relating to Our Business and Our Industry

Competitive pressures may adversely affect Dell Technologies’ industry unit share position, revenue, and profitability.

Dell Technologies operates in an industry in which there are rapid technological advances in hardware, software, and services offerings. As a result, Dell Technologies faces aggressive product and price competition from both branded and generic competitors. Dell Technologies competes based on its ability to offer to its customers competitive integrated solutions that provide desired product and services features. Dell Technologies’ competitors may provide products that are less costly, perform better or include additional features that are not available with Dell Technologies’ products. Further, Dell Technologies’ product portfolios may quickly become outdated or that Dell Technologies’ market share may quickly erode. Efforts to balance the mix of products and services to optimize profitability, liquidity, and growth also may put pressure on Dell Technologies’ industry position.
As the technology industry continues to expand globally, there may be new and increased competition in different geographic regions. The generally low barriers to entry in the technology industry increase the potential for challenges from new industry competitors. There also may be increased competition from new types of products as the options for mobile and cloud computing solutions increase. In addition, companies with which Dell Technologies has strategic alliances may become competitors in other product areas, or current competitors may enter into new strategic relationships with new or existing competitors, all of which may further increase the competitive pressures on Dell Technologies.
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
Although these relationships generate cost efficiencies, they limit Dell Technologies’ direct control over production. The increasing reliance on vendors subjects Dell Technologies to a greater risk of shortages and reduced control over delivery schedules of components and products, as well as a greater risk of increases in product and component costs. Dell Technologies may experience supply shortages and price increases caused by changes to raw material availability, manufacturing capacity, labor shortages, public health issues, such as the outbreak of the coronavirus disease 2019 (COVID-19), tariffs, trade disputes and protectionist measures, natural catastrophes or the effects of climate change (such as extreme weather conditions, sea level rise, drought, flooding and wildfires), and significant changes in the financial condition of Dell Technologies’ suppliers. Because Dell Technologies maintains minimal levels of component and product inventories, a disruption in component or product availability could harm its ability to satisfy customer needs. In addition, defective parts and products from these vendors could reduce product reliability and harm Dell Technologies’ reputation.
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

Adverse global economic conditions may harm Dell Technologies’ business and result in reduced net revenue and profitability.
As a global company with customers operating in a broad range of businesses and industries, Dell Technologies’ performance is affected by global economic conditions and the demand for technology products and services in international markets. Adverse economic conditions may negatively affect customer demand, and could result in postponed or decreased spending amid customer concerns over unemployment, reduced asset values, volatile energy costs, geopolitical issues, the availability and cost of credit, and the stability and solvency of financial institutions, financial markets, businesses, local and state governments, and sovereign nations. Weak or unstable global economic conditions, including due to international trade protection measures and disputes, such as those between the United States and China, or due to public health issues, such as the outbreak of COVID-19 discussed below, also could harm Dell Technologies’ business by contributing to product shortages or delays, supply chain disruptions, insolvency of key suppliers, customer and counterparty insolvencies, increased product costs and associated price increases, reduced global sales, and other adverse effects on Dell Technologies’ operations. Any such effects could have a negative impact on Dell Technologies’ net revenue and profitability.

In December 2019, COVID-19 was reported to have been detected in Wuhan, China, and since then has spread to many other countries, including the United States. The extent to which COVID-19 may affect our business, financial position, and results of operations depends on future developments, which are highly uncertain and cannot be predicted. The spread of COVID-19 may create global economic uncertainty, which may cause partners, suppliers, and potential customers to restrict spending or delay nonessential purchases. If COVID-19 continues to spread, Dell Technologies’ business operations could be adversely affected by potential reductions in sales, earnings, or productivity resulting from possible impacts of COVID-19 such as production delays or limitations; adverse effects on distributors; supply chain disruptions; delays or limitations on the ability of U.S. federal, state, and local governments and other customers to perform or make timely payments; adverse investment performance; disruptions in business travel; and workforce disruptions due to illness, quarantines, government actions, facility closures or other restrictions. Additionally, Dell Technologies may be unable to fully perform its contracts and its costs may increase as a result of the outbreak of COVID-19. Dell Technologies continues to work with its customers, employees, suppliers and local communities to address the impact of the COVID-19 outbreak and continues to assess further possible impacts to its business, supply chain, and customers.
Dell Technologies’ results of operations may be adversely affected if it fails to successfully execute its strategy.
Dell Technologies’ strategy involves enabling the digital transformation of its customers while leading in the core infrastructure markets in which it competes. Accordingly, Dell Technologies must continue to expand its customer base through direct sales, new distribution channels, further developing relationships with resellers, and augmenting select business areas through targeted acquisitions and other commercial arrangements. As more customers are reached through new distribution channels and expanded reseller relationships, Dell Technologies may fail to manage effectively the increasingly difficult tasks of inventory management and demand forecasting. The ability to implement this strategy depends on a successful transitioning of sales capabilities, the successful addition to the breadth of Dell Technologies’ solutions capabilities through selective acquisitions of other businesses, and the effective management of the consequences of these strategic initiatives. If Dell Technologies is unable to meet these challenges, its results of operations could be adversely affected.

Dell Technologies is organized into three business units consisting of ISG, CSG, and VMware which are each important components of Dell Technologies’ strategy. ISG consists of a portfolio of storage, server, and networking solutions and faces intense competition from existing on-premises competitors and increasing competitive pressures from public cloud providers. Accordingly, Dell Technologies could be required to make additional investments to combat such competitive pressures and drive future growth. Such pressures could result in the erosion of revenue and operating income and adversely affect ISG’s results of operations. In order to address an industry trend toward hybrid-computing models, Dell Technologies has developed and continues to develop traditional, converged, and hyper-converged infrastructure solutions to address the expanding needs of its customers. ISG’s results of operations could be adversely affected if such solutions are not adopted by Dell Technologies’ customers or potential customers, or if customers move rapidly to adopt public cloud solutions.
For Fiscal 2020, CSG generated approximately 50% of Dell Technologies’ net revenue, and largely relied on sales of desktops, workstations, and notebooks. Revenue from CSG absorbs Dell Technologies’ overhead costs and allows for scaled procurement. CSG faces risk and uncertainties from fundamental changes in the personal computer (“PC”) market, including a decline in worldwide revenues for desktops, workstations, and notebooks, and lower shipment forecasts for these products due to a general lengthening of the replacement cycle. Any reduced demand for PC products or a significant increase in competition could cause operating income to fluctuate and adversely impact CSG’s results of operations.
The success of the VMware business unit depends increasingly on customer acceptance of VMware’s newer offerings. VMware’s solutions are primarily based on server virtualization and related compute technologies used for virtualizing on-premises data center servers, which form the foundation for private cloud computing. As the market for server virtualization continues to mature, the rate of growth in license sales of products such as VMware’s vSphere has declined. The VMware business unit has been increasingly directing its product development and marketing efforts toward solutions that enable businesses to utilize virtualization as the foundation for private, public, hybrid and multi-cloud-based computing and mobile computing. To the extent that VMware’s newer offerings are adopted by customers more slowly than revenue growth in the established server virtualization offerings declines, this segment’s revenue growth rates may slow materially or its revenue may decline, and VMware may fail to realize returns on its investments in new initiatives.
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
Dell Technologies’ inability to manage solutions and product and services transitions in an effective manner could reduce the demand for Dell Technologies’ solutions, products, and services, and negatively affect the profitability of Dell Technologies’ operations.
Continuing improvements in technology result in the frequent introduction of new solutions, products, and services, improvements in product performance characteristics, and short product life cycles. If Dell Technologies fails to manage in an effective manner transitions to new solutions and offerings, the products and services associated with such offerings and customer demand for Dell Technologies’ solutions, products, and services could diminish, and Dell Technologies’ profitability could suffer.
Dell Technologies is increasingly sourcing new products and transitioning existing products through its contract manufacturers and manufacturing outsourcing relationships in order to generate cost efficiencies and better serve its customers. The success of product transitions depends on a number of factors, including the availability of sufficient quantities of components at attractive costs. Product transitions also present execution uncertainties and risks, including the risk that new or upgraded products may have quality issues or other defects.
Failure to deliver high-quality hardware, software, and services could lead to loss of customers and diminished profitability.
Dell Technologies must identify and address quality issues associated with its hardware, software, and services, many of which include third-party components. Although quality testing is performed regularly to detect quality problems and implement required solutions, failure to identify and correct significant product quality issues before the sale of such products to customers could result in lower sales, increased warranty or replacement expenses, and reduced customer confidence, which could harm Dell Technologies’ operating results.
Cyber attacks or other security incidents that disrupt Dell Technologies’ operations or result in the breach or other compromise of proprietary or confidential information about Dell Technologies or Dell Technologies’ workforce, customers, or other third parties could disrupt Dell Technologies’ business, harm its reputation, cause Dell Technologies to lose clients and expose Dell Technologies to costly regulatory enforcement and litigation.
Dell Technologies manages, stores, and otherwise processes various proprietary information and sensitive or confidential data relating to its operations. In addition, Dell Technologies’ businesses routinely process, store, and transmit large amounts of data, including sensitive and personally identifiable information, for Dell Technologies’ customers. Criminal or other actors may be able to penetrate Dell Technologies’ security and misappropriate or compromise Dell Technologies’ confidential information or that of third parties, create system disruptions or cause shutdowns. Dell Technologies may experience breaches or other compromises of its information technology systems. Dell reported in November 2018 that it had detected and disrupted unauthorized activity on its network attempting to extract Dell.com customer information. Further, hardware and operating system software and applications that Dell Technologies produces or procures from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of such systems.
The costs to address the foregoing security problems and security vulnerabilities before or after a security incident could be significant. Remediation efforts may not be successful and could result in interruptions, delays, or cessation of service and loss of existing or potential customers that may impede Dell Technologies’ sales, manufacturing, distribution, or other critical functions. Dell Technologies could lose existing or potential customers for outsourcing services or other information technology solutions in connection with any actual or perceived security vulnerabilities in Dell Technologies’ products. In addition, breaches of Dell Technologies’ security measures and the unapproved dissemination of proprietary information or sensitive or confidential data about Dell Technologies, its customers, or other third parties could expose Dell Technologies, its customers or other third parties affected to a risk of loss or misuse of this information, result in regulatory enforcement, litigation and potential liability for Dell Technologies, damage Dell Technologies’ brand and reputation or otherwise harm Dell Technologies’ business. Further, Dell Technologies relies on third-party data management providers and other vendors whose possible security problems and security vulnerabilities may have similar effects on Dell Technologies.
Dell Technologies is subject to laws, rules, and regulations in the United States and other countries relating to the collection, use, and security of user and other data. Dell Technologies’ ability to execute transactions and to possess and use personal information and data in conducting its business subjects it to legislative and regulatory burdens that may require Dell Technologies to notify regulators and customers, employees, or other individuals of a security breach, including in the European Union under the EU General Data Protection Regulation. Dell Technologies has incurred, and will continue to incur, significant expenses to comply with mandatory privacy and security standards and protocols imposed by law, regulation, industry standards, or contractual obligations, but despite such expenditures may face regulatory and other legal actions in the event of a data breach or perceived or actual non-compliance with such requirements.
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

To complete an acquisition, Dell Technologies may be required to use substantial amounts of cash, engage in equity or debt financings, or enter into credit agreements to secure additional funds. Such debt financings could involve restrictive covenants that might limit Dell Technologies’ capital-raising activities and operating flexibility. Further, an acquisition may negatively affect Dell Technologies’ results of operations because it may expose Dell Technologies to unexpected liabilities, require the incurrence of charges and substantial indebtedness or other liabilities, have adverse tax consequences, result in acquired in-process research and development expenses, or in the future require the amortization, write-down, or impairment of amounts related to deferred compensation, goodwill, and other intangible assets, or fail to generate a financial return sufficient to offset acquisition costs.
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
Sales outside the United States accounted for approximately half of Dell Technologies’ consolidated net revenue for Fiscal 2020. Dell Technologies’ future growth rates and success are substantially dependent on the continued growth of Dell Technologies’ business outside of the United States. Dell Technologies’ international operations face many risks and uncertainties, including varied local economic and labor conditions; political instability; public health issues, such as the outbreak of COVID-19; changes in the U.S. and international regulatory environments; the impacts of trade protection measures, including increases in tariffs and trade barriers due to the current geopolitical climate and changes and instability in government policies and international trade arrangements, which could adversely affect Dell Technologies’ ability to conduct business in non-U.S. markets; tax laws (including U.S. taxes on foreign operations); potential theft or other compromise of our technology, data, or intellectual property; copyright levies; and foreign currency exchange rates. Dell Technologies’ international operations could suffer as a result of the withdrawal of the United Kingdom from the European Union, effective on January 31, 2020, commonly referred to as Brexit. The unsettled terms of the withdrawal, which are subject to negotiation during an 11-month transition period, have created significant uncertainty in areas currently regulated by European Union law, such as cross-border data transfers. Further, trade, immigration, and commercial regulation may be modified during the transition period or permanently as a result of Brexit. Dell Technologies could incur additional operating costs, or sustain supply chain disruptions, due to any such changes. Any of these factors could negatively affect Dell Technologies’ international business results and prospects for growth.
Dell Technologies’ profitability may be adversely affected by changes in the mix of products and services, customers, or geographic sales, and by seasonal sales trends.
Dell Technologies’ overall profitability for any period may be adversely affected by changes in the mix of products and services, customers, or geographic markets reflected in sales for that period, and by seasonal trends. Profit margins vary among products, services, customers, and geographic markets. For instance, services offerings generally have a higher profit margin than consumer products. In addition, parts of Dell Technologies’ business are subject to seasonal sales trends. Among the trends with the most significant impact on Dell Technologies’ operating results, sales to government customers (particularly the U.S. federal government) are typically stronger in Dell Technologies’ third fiscal quarter, sales in Europe, the Middle East and Africa are often weaker in Dell Technologies’ third fiscal quarter, and sales to consumers are typically strongest during Dell Technologies’ fourth fiscal quarter.
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
Dell Technologies may access debt and capital sources to provide financing for customers and to obtain funds for general corporate purposes, including working capital, acquisitions, capital expenditures, and funding of customer receivables. In addition, Dell Technologies maintains customer financing relationships with some companies that rely on access to the debt and capital markets to meet significant funding needs. Any inability of these companies to access such markets could compel Dell Technologies to self-fund transactions with such companies or to forgo customer financing opportunities, which could harm Dell Technologies’ financial performance. The debt and capital markets may experience extreme volatility and disruption from time to time in the future, which could result in higher credit spreads in such markets and higher funding costs for Dell Technologies. The spread of COVID-19 has led to disruption and volatility in the global capital markets, which increases the cost of capital and adversely impacts access to capital. Deterioration in Dell Technologies’ business performance, a credit rating downgrade, volatility in the securitization markets, changes in financial services regulation, or adverse changes in the economy could lead to reductions in the availability of debt financing. In addition, these events could limit Dell Technologies’ ability to continue asset securitizations or other forms of financing from debt or capital sources, reduce the amount of financing receivables that Dell Technologies originates, or negatively affect the costs or terms on which Dell Technologies may be able to obtain capital. Any of these developments could adversely affect Dell Technologies’ net revenue, profitability, and cash flows.
If the value of goodwill or intangible assets is materially impaired, our results of operations and financial condition could be materially and adversely affected.
As of January 31, 2020, goodwill and intangible assets, net had a combined carrying value of $59.8 billion, representing approximately 50% of our total consolidated assets. We periodically evaluate goodwill and intangible assets, net to determine whether all or a portion of their carrying values may be impaired, in which case an impairment charge may be necessary. The value of goodwill may be materially and adversely affected if businesses that we acquire perform in a manner that is inconsistent with our assumptions at the time of acquisition. In addition, from time to time we divest businesses, and any such divestiture could result in significant asset impairment and disposition charges, including those related to goodwill and intangible assets, net. Any future evaluations resulting in an impairment of goodwill or intangible assets, net could materially and adversely affect our results of operations and financial condition in the period in which the impairment is recognized.
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
In addition, the implementation of new financial services regulation, or the application of existing financial services regulation, in countries where Dell Technologies expands its financial services and related supporting activities, could unfavorably affect the profitability and cash flows of Dell Technologies’ consumer financing activities.
Dell Technologies is subject to counterparty default risks.

Dell Technologies has numerous arrangements with financial institutions that include cash and investment deposits, interest rate swap contracts, foreign currency option contracts, and forward contracts. As a result, Dell Technologies is subject to the risk that the counterparty to one or more of these arrangements will default, either voluntarily or involuntarily, on its performance under the terms of the arrangement. In times of market distress, a counterparty may default rapidly and without notice, and Dell Technologies may be unable to take action to cover its exposure, either because of lack of contractual ability to do so or because market conditions make it difficult to take effective action. If one of Dell Technologies’ counterparties becomes insolvent or files for bankruptcy, Dell Technologies’ ability eventually to recover any losses suffered as a result of that counterparty’s default may be limited by the impaired liquidity of the counterparty or the applicable legal regime governing the bankruptcy proceeding. In the event of such a default, Dell Technologies could incur significant losses, which could harm Dell Technologies’ business and adversely affect its results of operations and financial condition.

Dell Technologies’ performance and business could suffer if its contracts for ISG services and solutions fail to produce revenue at expected levels due to exercise of customer rights under the contracts, inaccurate estimation of costs, or customer defaults in payment.

Dell Technologies offers its ISG customers a range of consumption models for its services and solutions, including as-a-service, utility, leases, or immediate pay models, all designed to match customers’ consumption preferences. These solutions are generally multi-year agreements that typically result in recurring revenue streams over the term of the arrangement. Dell Technologies’ financial results and growth depend, in part, on its customers continuing to purchase its services and solutions over the contract life on the agreed terms. The contracts allow customers to take actions that may adversely affect Dell Technologies’ recurring revenue and profitability. These actions include terminating a contract if Dell Technologies’ performance does not meet specified services levels, requesting rate reductions, reducing the use of Dell Technologies’ services and solutions or terminating a contract early upon payment of agreed fees. In addition, Dell Technologies estimates the costs of delivering the services and solutions at the outset of the contract. If Dell Technologies fails to estimate such costs accurately and actual costs significantly exceed estimates, Dell Technologies may incur losses on the contracts. Dell Technologies also is subject to the risk of loss under its contracts as a result of a default, voluntarily or involuntarily, in payment by the customer, whether because of financial weakness or other reasons.
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
If Dell Technologies or its suppliers are unable to develop or protect desirable technology or technology licenses, Dell Technologies may be prevented from marketing products, may have to market products without desirable features, or may incur substantial costs to redesign products. Dell Technologies also may have to defend or enforce legal actions or pay damages if Dell Technologies is found to have violated the intellectual property of other parties. Although Dell Technologies’ suppliers might be contractually obligated to obtain or protect such licenses and indemnify Dell Technologies against related expenses, those suppliers could be unable to meet their obligations. Dell Technologies invests in research and development and obtains additional intellectual property through acquisitions, but those activities do not guarantee that Dell Technologies will develop or obtain intellectual property necessary for profitable operations. Costs involved in developing and protecting rights in intellectual property may have a negative impact on Dell Technologies’ business. In addition, Dell Technologies’ operating costs could increase because of copyright levies or similar fees by rights holders and collection agencies in European and other countries.
Infrastructure disruptions could harm Dell Technologies’ business.
Dell Technologies depends on its information technology and manufacturing infrastructure to achieve its business objectives. Natural disasters, manufacturing failures, telecommunications system failures, or defective or improperly installed new or upgraded business management systems could lead to disruptions in this infrastructure. Portions of Dell Technologies’ IT infrastructure also may experience interruptions, delays, or cessations of service, or produce errors in connection with systems integration or migration work. Such disruptions may adversely affect Dell Technologies’ ability to receive or process orders, manufacture and ship products in a timely manner or otherwise conduct business in the normal course. Further, portions of Dell Technologies’ services business involve the processing, storage, and transmission of data, which also would be negatively affected by such an event. Disruptions in Dell Technologies’ infrastructure could lead to loss of customers and revenue, particularly during a period of heavy demand for Dell Technologies’ products and services. Dell Technologies also could incur significant expense in repairing system damage and taking other remedial measures.
Failure to hedge effectively Dell Technologies’ exposure to fluctuations in foreign currency exchange rates and interest rates could adversely affect Dell Technologies’ financial condition and results of operations.
Dell Technologies utilizes derivative instruments to hedge its exposure to fluctuations in foreign currency exchange rates and interest rates. Some of these instruments and contracts may involve elements of market and credit risk in excess of the amounts recognized in Dell Technologies’ financial statements. Global economic events, including trade disputes, economic sanctions and emerging market volatility, and associated uncertainty may cause currencies to fluctuate, which may contribute to variations in Dell Technologies’ sales of products and services in various jurisdictions. If Dell Technologies is not successful in monitoring its foreign exchange exposures and conducting an effective hedging program, Dell Technologies’ foreign currency hedging activities may not offset the impact of fluctuations in currency exchange rates on its future results of operations and financial position.
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
Dell Technologies is involved in various claims, suits, investigations, and legal proceedings that arise from time to time in the ordinary course of business, as well as those that arose in connection with the Class V transaction, including those described elsewhere in this report. Additional legal claims or regulatory matters affecting Dell Technologies and its subsidiaries may arise in the future and could involve stockholder, consumer, regulatory, compliance, intellectual property, antitrust, tax, and other issues on a global basis. Litigation is inherently unpredictable. Regardless of the merits of the claims, litigation may be both time-consuming and disruptive to Dell Technologies’ business. Dell Technologies could incur judgments or enter into settlements of claims that could adversely affect its operating results or cash flows in a particular period. In addition, Dell Technologies’ business, operating results, and financial condition could be adversely affected if any infringement or other intellectual property claim made against it by any third party is successful, or if Dell Technologies fails to develop non-infringing technology or license the proprietary rights on commercially reasonable terms and conditions.
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
In addition, Dell Technologies and its subsidiaries are subject to various anti-corruption laws that prohibit improper payments or offers of payments to foreign governments and their officials for the purpose of obtaining or retaining business, and are also subject to export controls, customs, economic sanctions laws, and embargoes imposed by the U.S. government. Violations of the Foreign Corrupt Practices Act or other anti-corruption laws or export control, customs, or economic sanctions laws may result in severe criminal or civil sanctions and penalties, and Dell Technologies and its subsidiaries may be subject to other liabilities which could have a material adverse effect on their business, results of operations, and financial condition.
Dell Technologies also is subject to provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act intended to improve transparency and accountability concerning the supply of minerals originating from the conflict zones of the Democratic Republic of Congo or adjoining countries. Dell Technologies incurs costs to comply with the disclosure requirements of this law and other costs relating to the sourcing and availability of minerals used in Dell Technologies’ products. Further, Dell Technologies may face reputational harm if its customers or other Dell Technologies stakeholders conclude that Dell Technologies is unable to sufficiently verify the origins of the minerals used in its products.
Armed hostilities, terrorism, natural disasters, climate change, or public health issues could harm Dell Technologies’ business.
Armed hostilities, terrorism, natural disasters, climate change or public health issues, such as the outbreak of COVID-19, whether in the United States or in other countries, could cause damage or disruption to Dell Technologies or Dell Technologies’ suppliers and customers, or could create political or economic instability, any of which could harm Dell Technologies’ business. For example, the earthquake and tsunami in Japan and severe flooding in Thailand which occurred during fiscal year 2012 caused damage to infrastructure and factories that disrupted the supply chain for a variety of components used in Dell’s products. Any such future events could cause a decrease in demand for Dell Technologies’ products, make it difficult or impossible to deliver products or for suppliers to deliver components, and create delays and inefficiencies in Dell Technologies’ supply chain.
The long-term effects of climate change on the technology industry and the global economy are unclear. Climate change could result in certain types of natural disasters occurring more frequently or with more intensity. Such events could affect Dell Technologies’ ability to provide its services and solutions to its customers and could result in reductions in sales, earnings, or productivity resulting from such potential impacts as production delays or limitations, adverse effects on distributors, supply chain disruptions, and reduced access to facilities.
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
Dell Technologies and its subsidiaries have a substantial amount of indebtedness, which requires significant interest and other debt service payments. As of January 31, 2020, Dell Technologies and its subsidiaries had approximately $52.7 billion aggregate principal amount of indebtedness. As of the same date, Dell Technologies and its subsidiaries also had an additional $6.0 billion available for borrowing under its revolving credit facilities.
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

•
Dell Technologies’ level of indebtedness may be greater than that of some of its competitors, which may put Dell Technologies at a competitive disadvantage and reduce Dell Technologies’ flexibility in responding to current and changing industry and financial market conditions; and

•
Dell Technologies may be unable to comply with financial and other restrictive covenants in its senior credit facilities, its senior notes, and other indebtedness that limit Dell Technologies’ ability to incur additional debt, make investments and sell assets, which could result in an event of default that, if not cured or waived, would have an adverse effect on Dell Technologies’ business and prospects and could force it into bankruptcy or liquidation.

Dell Technologies and its subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in Dell Technologies’ and its subsidiaries’ credit facilities and the indentures that govern the senior notes. If new indebtedness is added to the debt levels of Dell Technologies and its subsidiaries, the related risks that Dell Technologies now faces could intensify. Dell Technologies’ ability to access additional funding under its revolving credit facilities will depend upon, among other factors, the absence of a default under any such facility, including any default arising from a failure to comply with the related covenants. If Dell Technologies is unable to comply with its covenants under its revolving credit facilities, Dell Technologies’ liquidity may be adversely affected.
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
As of January 31, 2020, approximately $15.9 billion of Dell Technologies’ debt was variable-rate indebtedness and a 100 basis point increase in interest rates would have resulted in an increase of approximately $160 million in annual interest expense on such indebtedness. Dell Technologies’ ability to meet its expenses, to remain in compliance with its covenants under its debt instruments and to make future principal and interest payments in respect of its indebtedness depends on, among other factors, Dell Technologies’ operating performance, competitive developments, and financial market conditions, all of which are significantly affected by financial, business, economic, and other factors. Dell Technologies is not able to control many of these factors. Given current industry and economic conditions, Dell Technologies’ cash flow may not be sufficient to allow Dell Technologies to pay principal and interest on its debt and meet its other obligations.

Dell Technologies’ current outstanding variable-rate indebtedness uses the London Interbank Offered Rate (“LIBOR”) as a benchmark for establishing the interest rate. LIBOR is the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms may cause LIBOR to be eliminated entirely after 2021 or to perform differently than in the past. Reasonable alternatives to LIBOR may be created and implemented prior to the 2021 target date. Fallback provisions are being written into LIBOR-based contracts in an attempt to reduce the risk of sudden and unpredictable increases in the cost of outstanding variable-rate indebtedness. Dell Technologies, however, cannot predict the timing of these developments or their impact on its indebtedness or financial condition.
The financial performance of Dell Technologies is affected by the financial performance of VMware, Inc.
Dell Technologies consolidates the financial results of VMware, Inc., a publicly traded subsidiary, in its results of operations. As a result, Dell Technologies’ financial performance is affected by the financial performance of VMware, Inc. VMware, Inc.’s financial performance may be affected by a number of factors, including, but not limited to:

•	fluctuations in demand, adoption rates, sales cycles, and pricing levels for VMware, Inc.’s product and solutions offerings;

•
variations in customer choices among VMware, Inc.’s on-premises and subscription and software-as-a-service (“SaaS”) offerings, which can impact VMware, Inc.’s rates of total revenue and license revenue growth;

•	changes in customers’ budgets for information technology purchases and in the timing of its purchasing decisions;

•	legal, administrative, and regulatory proceedings, claims, demands, and investigations relating to VMware Inc.’s business;

•	the timing of announcements or releases of new or upgraded products and solutions by VMware, Inc. or by its competitors;

•	the timing and size of business realignment plans and restructuring charges;

•	VMware, Inc.’s ability to maintain scalable internal systems for reporting, order processing, license fulfillment, product delivery, purchasing, billing, and general accounting, among other functions;

•	VMware, Inc.’s ability to control costs, including its operating expenses;

•	credit risks of VMware, Inc.’s distributors, who account for a significant portion of VMware, Inc.’s product revenues and accounts receivable, and VMware, Inc.’s customers;

•	the timing of when sales orders are processed, which can cause fluctuations in VMware, Inc.’s backlog and impact VMware, Inc.’s sales and timing of revenue recognition;

•	seasonal factors, such as the end of fiscal period budget expenditures by VMware, Inc.’s customers and the timing of holiday and vacation periods;

•	renewal rates and the amounts of the renewals for enterprise agreements, as the original terms of such agreements expire;

•	the timing and amount of internally developed software development costs that may be capitalized;

•	unplanned events that could affect market perception of the quality or cost-effectiveness of VMware, Inc.’s products and solutions;

•	increased volatility in the provision for income taxes in periods where transfers of intellectual property between VMware, Inc.’s legal entities occur; and

•	VMware, Inc.’s ability to predict accurately the degree to which customers will elect to purchase its subscription‑based offerings in place of licenses to its on‑premises offerings.
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
The trading prices of the securities of technology companies historically have experienced high levels of volatility. The trading price of Dell Technologies’ Class C Common Stock may fluctuate substantially as a result of the following factors, among others:

•	announcements of new products, services or technologies, commercial relationships, acquisitions, or other events by Dell Technologies or its competitors;

•	changes in how customers perceive the effectiveness of Dell Technologies’ products, services, or technologies;

•	actual or anticipated variations in Dell Technologies’ quarterly or annual results of operations;

•	changes in Dell Technologies’ financial guidance or estimates by securities analysts;

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of technology companies in general and of companies in the information technology industry in particular;

•	actual or anticipated changes in the expectations of investors or securities analysts;

•	fluctuations in the trading volume of the Class C Common Stock or the size of the trading market for the Class C Common Stock held by non-affiliates;

•
litigation involving Dell Technologies, its industry, or both, including disputes or other developments relating to Dell Technologies’ ability to obtain patent protection for its processes and technologies and to protect its other proprietary rights;

•	regulatory developments in the United States and other jurisdictions in which Dell Technologies operates;

•	general economic and political factors, including market conditions in Dell Technologies’ industry or the industries of its customers;

•	major catastrophic events;

•	sales of large blocks of the Class C Common Stock; and

•	additions or departures of key employees.
In addition, if the market for stock of companies in the technology industry or the stock market in general experiences a loss of investor confidence, the trading price of the Class C Common Stock could decline for reasons unrelated to Dell Technologies’ business, results of operations, or financial condition. The market price of the Class C Common Stock also might decline in reaction to events that affect other companies in Dell Technologies’ industry, even if these events do not directly affect Dell Technologies.
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
The trading market for the Class C Common Stock depends in part on the research and reports that securities or industry analysts publish about Dell Technologies and its business or prospects. Dell Technologies does not have any control over these analysts. If one or more of the analysts covering Dell Technologies downgrades the Class C Common Stock, expresses an adverse change of opinion regarding the Class C Common Stock or publishes inaccurate research about Dell Technologies, the market price of the Class C Common Stock could decline. If one or more of these analysts cease coverage of Dell Technologies or fail to publish reports on it on a regular basis, Dell Technologies could lose following in the financial markets, which could cause the market price or trading volume of the Class C Common Stock to decline.
Dell Technologies’ multi-class common stock structure with different voting rights may adversely affect the trading price of the Class C Common Stock.
Each share of Dell Technologies’ Class A Common Stock and each share of Dell Technologies’ Class B Common Stock has ten votes, while each share of Dell Technologies’ Class C Common Stock has one vote. Because of these disparate voting rights, Michael Dell and the Susan Lieberman Dell Separate Property Trust (the “MD stockholders”) and certain investment funds affiliated with Silver Lake Partners (the “SLP stockholders”) collectively held common stock representing approximately 94.8% of the total voting power of Dell Technologies’ outstanding common stock as of January 31, 2020. The limited ability of holders of the Class C Common Stock to influence matters requiring stockholder approval may adversely affect the market price of the Class C Common Stock.
In addition, in 2017, FTSE Russell and S&P Dow Jones changed their eligibility criteria to exclude new companies with multiple classes of shares of common stock from being added to certain stock indices. FTSE Russell instituted a requirement that new and, beginning in September 2022, existing constituents of its indices have greater than 5% of their voting rights in the hands of public stockholders, as calculated by FTSE Russell, whereas S&P Dow Jones announced that companies with multiple share classes, such as Dell Technologies, will not be eligible for inclusion in the S&P 500, S&P MidCap 400, and S&P SmallCap 600, which together make up the S&P Composite 1500. Other major stock indices might adopt similar requirements in the future. FTSE Russell has published an indicative list of companies affected by its policy, including its analysis of the percentage of each company’s voting rights in the hands of public stockholders. FTSE Russell’s calculation, in accordance with its analysis, of Dell Technologies’ voting rights in the hands of public stockholders, was approximately 11.5%, as disclosed in this indicative list. FTSE Russell’s determination may change at any time. Under the current criteria, at a minimum, Dell Technologies’ multi-class capital structure makes it ineligible for inclusion in the S&P Dow Jones indices, including those making up the S&P composite 1500, and, as a result, mutual funds, exchange-traded funds, and other investment vehicles that track these indices will not invest in the Class C Common Stock. It is unclear what effect, if any, exclusion from any indices will have on the valuations of the affected publicly-traded companies. It is possible that such policies may depress the valuations of public companies excluded from such indices compared to valuations of companies that are included.
Future sales, or the perception of future sales, of a substantial amount of shares of the Class C Common Stock could depress the trading price of the Class C Common Stock.
Sales of a substantial number of shares of the Class C Common Stock in the public market, or the perception that these sales may occur, could adversely affect the market price of the Class C Common Stock, which could make it more difficult for investors to sell their shares of Class C Common Stock at a time and price that they consider appropriate. These sales, or the possibility that these sales may occur, also could impair Dell Technologies’ ability to sell equity securities in the future at a time and at a price Dell Technologies deems appropriate, and Dell Technologies’ ability to use Class C Common Stock as consideration for acquisitions of other businesses, investments, or other corporate purposes. As of January 31, 2020, Dell Technologies had a total of approximately 256 million shares of Class C Common Stock outstanding.

As of January 31, 2020, the 383,724,977 outstanding shares of Class A Common Stock held by the MD stockholders and the 101,685,217 outstanding shares of Class B Common Stock held by the SLP stockholders were convertible into shares of Class C Common Stock at any time on a one-to-one basis. Although the MD stockholders and the SLP stockholders generally were subject to agreements that restrict their sale or other transfer of common stock until June 27, 2021, thereafter such shares, upon any conversion into shares of Class C Common Stock, are eligible for resale in the public market pursuant to Rule 144 under the Securities Act, subject to volume, manner of sale, and other limitations under Rule 144.
In addition, as of January 31, 2020, Dell Technologies had entered into a registration rights agreement with holders of 383,725,930 outstanding shares of Class A Common Stock (which are convertible into shares of Class C Common Stock), holders of all of the 101,685,217 outstanding shares of Class B Common Stock (which are convertible into shares of Class C Common Stock), and holders of 15,605,712 outstanding shares of Class C Common Stock, pursuant to which Dell Technologies has granted such holders and their permitted transferees shelf, demand and/or piggyback registration rights with respect to such shares. Registration of those shares under the Securities Act would permit such holders to sell the shares into the public market.
Further, as of January 31, 2020, Dell Technologies had 32,885,130 shares of Class C Common Stock that may be issued upon the exercise, vesting, or settlement of outstanding stock options, restricted stock units, or deferred stock units under Dell Technologies’ stock incentive plans, all of which would have been, upon issuance, eligible for sale in the public market, subject where applicable to expiration or waiver of contractual transfer restrictions, and an additional 54,501,375 shares of Class C Common Stock that have been authorized and reserved for issuance pursuant to potential future awards under the stock incentive plans. Dell Technologies also may issue additional stock options in the future that may be exercised for additional shares of Class C Common Stock and additional restricted stock units or deferred stock units that may vest. Dell Technologies expects that all shares of Class C Common Stock issuable with respect to such awards will be registered under one or more registration statements on Form S-8 under the Securities Act and available for sale in the open market.
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

•
the authorization of 1,000,000 shares of “blank check” preferred stock, which could be issued by the board of directors without approval of the holders of the common stock to persons friendly to Dell Technologies’ management, thereby protecting the continuity of Dell Technologies’ management, or which could be used to dilute the stock ownership of persons seeking to obtain control of Dell Technologies;

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
Dell Technologies is controlled by the MD stockholders, who, together with the SLP stockholders, collectively own a substantial majority of Dell Technologies’ common stock.
By reason of their ownership of Class A Common Stock possessing a majority of the aggregate votes entitled to be cast by holders of all outstanding shares of Dell Technologies’ common stock voting together as a single class, the MD stockholders have the ability to approve any matter submitted to the vote of all of the outstanding shares of the common stock voting together as a single class.
Through their control of Dell Technologies, the MD stockholders are able to control actions to be taken by Dell Technologies, including actions related to the election of directors of Dell Technologies and its subsidiaries (including VMware, Inc. and its subsidiaries), amendments to Dell Technologies’ organizational documents, and the approval of significant corporate transactions, including mergers and sales of substantially all of Dell Technologies’ assets. For example, although the Dell Technologies bylaws provide that the number of directors will be fixed by resolution of the board of directors, the stockholders of Dell Technologies may adopt, amend, or repeal the bylaws in accordance with the Delaware General Corporation Law. Through their control of Dell Technologies, the MD stockholders therefore may amend the bylaws to change the number of directors (within the limits of the certificate of incorporation), notwithstanding any determination by the board of directors regarding board size.
Further, as of January 31, 2020, the MD stockholders and the SLP stockholders collectively beneficially owned 65.4% of Dell Technologies’ outstanding common stock. This concentration of ownership together with the disparate voting rights of Dell Technologies’ common stock may delay or deter possible changes in control of Dell Technologies, which may reduce the value of an investment in the Class C Common Stock. So long as the MD stockholders and the SLP stockholders continue to own common stock representing a significant amount of the combined voting power of Dell Technologies’ outstanding common stock, even if such amount is, individually or in the aggregate, less than 50%, such stockholders will continue to be able to strongly influence Dell Technologies’ decisions.
In addition, the MD stockholders and the SLP stockholders, respectively, have the right to nominate a number of individuals for election as Group I Directors which is equal to the percentage of the total voting power for the regular election of directors beneficially owned by the MD stockholders or by the SLP stockholders multiplied by the number of directors then on the board of directors who are not members of the audit committee, rounded up to the nearest whole number. In addition, so long as the MD stockholders or the SLP stockholders each beneficially own at least 5% of all outstanding shares of the common stock entitled to vote generally in the election of directors, each of the MD stockholders or the SLP stockholders, as applicable, are entitled to nominate at least one individual for election as a Group I Director.
The MD stockholders, the MSD Partners stockholders, and the SLP stockholders and their respective affiliates may have interests that conflict with the interests of other stockholders or those of Dell Technologies.
In the ordinary course of their business activities, the MD stockholders, certain investment funds affiliated with an investment firm formed by principals of the firm that manages the capital of Michael Dell and his family (the “MSD Partners stockholders”), and the SLP stockholders and their respective affiliates may engage in activities where their interests conflict with interests of other stockholders or those of Dell Technologies. The Dell Technologies certificate of incorporation provides that none of the MD stockholders, the MSD Partners stockholders, the SLP stockholders, nor any of their respective affiliates or any director or officer of the Company who is also a director, officer, employee, managing director, or other affiliate (other than Michael Dell) have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which Dell Technologies operates. The MD stockholders, the MSD Partners stockholders, and the SLP stockholders also may pursue acquisition opportunities that may be complementary to Dell Technologies’ business and, as a result, those acquisition opportunities may not be available to Dell Technologies. In addition, such stockholders may have an interest in pursuing acquisitions, divestitures, and other transactions that, in their judgment, could enhance the value of their investment in Dell Technologies, even though such transactions might involve risks to other stockholders.
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
Although Dell Technologies currently maintains a board composed of a majority of independent directors, it currently utilizes the exemptions relating to committee composition and expects to continue to utilize those exemptions. As a result, none of the committees of the board of directors, other than the audit committee, consists entirely of independent directors. Further, Dell Technologies may decide in the future to change its board membership so that the board is not composed of a majority of independent directors. Accordingly, holders of Class C Common Stock do not have the same protections afforded to stockholders of companies that are subject to all of the NYSE’s corporate governance requirements.

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
Under the Dell Technologies certificate of incorporation, unless Dell Technologies consents in writing to the selection of an alternative forum, the sole and exclusive forum will be, to the fullest extent permitted by law, a state court located within the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware) for:

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
The choice of forum provision is intended to apply to the fullest extent permitted by law to the above-specified types of actions and proceedings, including, to the extent permitted by the federal securities laws, to lawsuits asserting both the above-specified claims and claims under the federal securities laws. Application of the choice of forum provision may be limited in some instances by applicable law. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the choice of forum provision will not apply to actions arising under the Exchange Act or the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder, subject to a limited exception for certain “covered class actions.” There is uncertainty, particularly in light of current litigation, as to whether a court would enforce the choice of forum provision with respect to claims under the Securities Act. Dell Technologies’ stockholders will not be deemed, by operation of the choice of forum provision, to have waived claims arising under the federal securities laws and the rules and regulations thereunder.
Dell Technologies is obligated to maintain proper and effective internal control over financial reporting and any failure to do so may adversely affect investor confidence in Dell Technologies and, as a result, the value of the Class C Common Stock.
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

During the evaluation and testing process of its internal controls, if Dell Technologies identifies one or more material weaknesses in its internal control over financial reporting, Dell Technologies will be unable to assert that its internal control over financial reporting is effective. Dell Technologies may experience material weaknesses in its internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit Dell Technologies’ ability to issue accurate reports of its financial condition or results of operations. If Dell Technologies is unable to conclude that its internal control over financial reporting is effective, or if Dell Technologies’ independent registered public accounting firm determines that Dell Technologies has a material weakness or significant deficiencies in its internal control over financial reporting, investors could lose confidence in the accuracy and completeness of Dell Technologies’ financial reports, the market price of the Class C Common Stock could decline and Dell Technologies could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in Dell Technologies’ internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, also could restrict future access to the capital markets by Dell Technologies or its subsidiaries.

ITEM 1B — UNRESOLVED STAFF COMMENTS

None.

ITEM 2 — PROPERTIES
Our principal executive offices and global headquarters are located at One Dell Way, Round Rock, Texas.

As of January 31, 2020, as shown in the following table, we owned or leased 31.9 million square feet of office, manufacturing, and warehouse space worldwide:

	Owned	Leased
	(in millions)
U.S. facilities	10.1	5.3
International facilities	4.5	12.1
Total (a)	14.6	17.3
____________________

(a)	Includes 2.7 million square feet of subleased or vacant space.

As of January 31, 2020, our facilities consisted of business centers, which include facilities that contain operations for sales, technical support, administrative, and support functions; manufacturing operations; and research and development centers. For additional information about our facilities, including the location of certain facilities, see “Item 1 — Business — Manufacturing and Materials.”

Because of the interrelation of the products and services offered in each of our segments, we generally do not designate our properties to any segment. With limited exceptions, each property is used at least in part by all of our segments, and we retain the flexibility to make future use of each of the properties available to each of the segments. Of our properties as of January 31, 2020, approximately 6.2 million square feet of space that house executive and administrative offices, research and development, sales and marketing functions, and data centers were used solely by our VMware segment.

We believe that our existing properties are suitable and adequate for our current needs and that we can readily meet our requirements for additional space at competitive rates by extending expiring leases or by finding alternative space.

ITEM 3 — LEGAL PROCEEDINGS
The information required by this Item 3 is incorporated herein by reference to the information set forth under the caption “Legal Matters” in Note 10 of the Notes to the Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data.”

ITEM 4 — MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Class C Common Stock

Our Class C Common Stock is listed and traded on the New York Stock Exchange under the symbol “DELL.” The Class C Common Stock began trading on the NYSE on a regular-way basis on December 28, 2018.

In connection with the completion of the Class V transaction described under “Part I — Item 1 — Business — Class V Transaction,” our Class V Common Stock, which had been traded on the NYSE since the completion of the EMC merger transaction on September 7, 2016, ceased trading on the NYSE prior to the opening of trading on December 28, 2018.

There is no public market for our Class A Common Stock or Class B Common Stock. No shares of our Class D Common Stock were outstanding as of January 31, 2020.

Holders

As of March 20, 2020, there were 4,449 holders of record of our Class C Common Stock, 10 holders of record of our Class A Common Stock, and six holders of record of our Class B Common Stock. The number of record holders does not include individuals or entities that beneficially own shares of any class of our common stock, but whose shares are held of record by a broker, bank, or other nominee.

Dividends

Since the listing of our Class C Common Stock on the NYSE on December 28, 2018, the Company has not paid or declared cash dividends on its common stock. The Company does not currently intend to pay cash dividends on its common stock in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of the Company’s board of directors and will depend upon the Company’s results of operations, financial condition and business prospects, limitations on the payment of dividends under the Company’s certificate of incorporation, the terms of its indebtedness and applicable law, and such other factors as the board of directors may deem relevant.

Sales of Unregistered Securities

During the fourth quarter of Fiscal 2020, in addition to transactions previously reported, we issued to employees an aggregate of 824 shares of the Class C Common Stock for an aggregate purchase price of approximately $3 thousand pursuant to exercises of stock options granted under the Dell Inc. Amended and Restated 2002 Long-Term Incentive Plan. The foregoing transactions were effected without registration in reliance on the exemption from registration under the Securities Act of 1933 afforded by Rule 701 thereunder as transactions pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule.

Stock Performance Graph

Class C Common Stock

The following graph compares the cumulative total return on the Company’s Class C Common Stock for the period from December 28, 2018, the date on which the Class C Common Stock began trading on the NYSE, through January 31, 2020, with the total return over the same period on the S&P 500 Index and the S&P 500 Systems Software Index. The graph assumes that $100 was invested on December 28, 2018 in the Class C Common Stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. The comparisons in the graph are based on historical data.

	Class C Common Stock	S&P 500	S&P 500 Systems Software Index
Fiscal Year 2019
December 28, 2018	$100.00	$100.00	$100.00
February 1, 2019	$109.29	$109.06	$104.13
Fiscal Year 2020
May 3, 2019	$151.22	$119.28	$127.36
August 2, 2019	$115.36	$119.34	$134.56
November 1, 2019	$117.19	$125.44	$140.86
January 31, 2020	$107.35	$132.57	$164.89

Class V Common Stock

The following graph compares the cumulative total return on the Company’s Class V Common Stock for the period from May 5, 2017 through December 27, 2018, the last date on which the Class V Common Stock traded on the NYSE, with the total return over the same period on the S&P 500 Index and the S&P 500 Systems Software Index. The graph assumes that $100 was invested on May 5, 2017 in the Class V Common Stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. The comparisons in the graph are based on historical data.

	Class V Common Stock	S&P 500	S&P 500 Systems Software Index
Fiscal Year 2018
May 5, 2017	$100.00	$100.00	$100.00
August 4, 2017	$95.69	$103.77	$106.29
November 3, 2017	$120.18	$108.94	$120.05
February 2, 2018	$105.36	$116.84	$128.96
Fiscal Year 2019
May 4, 2018	$108.41	$113.21	$132.35
August 3, 2018	$138.34	$121.31	$147.30
November 2, 2018	$135.50	$116.85	$146.59
December 27, 2018	$118.89	$107.19	$139.87

The preceding stock performance graphs shall not be deemed to be incorporated by reference by means of any general statement incorporating by reference this annual report on Form 10-K into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Dell Technologies specifically incorporates such information by reference, and shall not otherwise be deemed filed under such Acts.

ITEM 6 — SELECTED FINANCIAL DATA

The following selected consolidated financial data for the Company should be read in conjunction with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 — Financial Statements and Supplementary Data.” Consolidated results of operations and cash flow data for the fiscal years ended January 31, 2020, February 1, 2019, and February 2, 2018 and balance sheet data as of January 31, 2020 and February 1, 2019 have been derived from our audited consolidated financial statements included in “Item 8 — Financial Statements and Supplementary Data.”

For all periods preceding the fiscal year ended February 3, 2017, the financial results do not reflect the adoption of the new accounting standards for recognition of revenue and cash flows. For more detail regarding comparability of the data presented, see “Basis of Presentation” below.

Common Stock

Common Stock for Fiscal 2020 and Thereafter

Dell Technologies Common Stock — For Fiscal 2020, the Class A Common Stock, the Class B Common Stock, the Class C Common Stock, and the Class D Common Stock, formerly collectively referred to as the DHI Group Common Stock, are collectively referred to as Dell Technologies Common Stock. The redesignation of such classes of common stock from DHI Group Common Stock to Dell Technologies Common Stock is intended to align the Company’s reporting with how such classes are referred to by securities analysts, investors, and other users of the financial statements since the completion on December 28, 2018 of the Class V transaction described under “Part 1 — Item 1 — Business — Class V Transaction.” As a result of the cancellation of all outstanding Class V Common Stock upon the closing of that transaction, there is no requirement after the fourth quarter of Fiscal 2019 to allocate net income (loss) between two separate groups of common stock denoted the DHI Group Common Stock and the Class V Common Stock or to report earnings (loss) per share for each such group. Accordingly, net income (loss), earnings (loss) per share and other relevant information are reported for Dell Technologies Common Stock for all fiscal periods beginning with the first quarter of Fiscal 2020 and, because of lack of comparability with the new reporting, are reported separately for the DHI Group and the Class V Common Stock, as applicable, for prior fiscal periods.

For purposes of calculating earnings (loss) per share, the Company continues to use the two-class method. The Class A Common Stock, the Class B Common Stock, the Class C Common Stock, and the Class D Common Stock share equally in dividends declared or accumulated and have equal participation rights in undistributed earnings. As a result, earnings (loss) per share are the same for all classes of Dell Technologies Common Stock and are presented together.

Common Stock Prior to Fiscal 2020

DHI Group Comment Stock and DHI Group DHI Group — For the fiscal periods prior to Fiscal 2020, the Class A Common Stock, the Class B Common Stock, the Class C Common Stock, and the Class D Common Stock were collectively referred to as the DHI Group Common Stock. Prior to the completion of the Class V transaction described under “Part 1 — Business — Class V Transaction,” the DHI Group generally referred to the direct and indirect interest of Dell Technologies in all of Dell Technologies’ business, assets, properties, liabilities, and preferred stock other than those attributable to the Class V Group, as well as the DHI Group’s retained interest in the Class V Group. Subsequent to the Class V transaction, the DHI Group refers to all classes of issued and outstanding DHI Group Common Stock.

Class V Common Stock and Class V Group — The Class V Common Stock was a class of common stock intended to track the performance of a portion of Dell Technologies’ economic interest in the Class V Group. The Class V Group consisted solely of VMware, Inc. common stock held by the Company.

Class V Transaction

As described under “Part 1 — Item 1 — Business — Class V Transaction,” on December 28, 2018, the Company completed the Class V transaction in which it paid $14.0 billion in cash and issued 149,387,617 shares of Class C Common Stock to holders of the Class V Common Stock in exchange for all outstanding shares of Class V Common Stock. Pursuant to the Class V transaction, all outstanding shares of Class V Common Stock ceased to be outstanding, and the tracking stock feature of the Company’s capital structure was terminated. The Class C Common Stock issued to former holders of the Class V Common

Stock represents an interest in the Company’s entire business and, unlike the Class V Common Stock, is not intended to track the performance of any distinct assets or business.

See Note 14 and Note 15 of the Notes to the Consolidated Financial Statements included in this report for more information regarding earnings per share, capitalization, the Class V transaction, and the former allocation of earnings from Dell Technologies’ interest in VMware between the DHI Group and the Class V Common Stock.

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

The Company adopted the standard (the “new lease standard”) as of February 2, 2019 using the modified retrospective approach, with the cumulative-effect adjustment to the opening balance of stockholders’ equity (deficit) as of the adoption date. The Company elected to apply the practical expedient using the transition option whereby prior comparative periods were not retrospectively adjusted in the Consolidated Financial Statements. Accordingly, prior comparative periods have not been adjusted in the Consolidated Financial Statements. The Company also elected the package of practical expedients that does not require reassessment of initial direct costs, classification of a lease, and definition of a lease.

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

EMC Merger Transaction — On September 7, 2016, Dell Technologies completed its acquisition by merger of EMC Corporation, referred to as the “EMC merger transaction.” As a result of the EMC merger transaction, Dell Technologies’ results of operations, comprehensive income (loss), and cash flows for the fiscal periods reflected in the selected consolidated financial data are not directly comparable. Further, periods preceding the fiscal year ended February 3, 2017 do not fully reflect the EMC merger transaction and, as a result, the Company did not recast financial information for the new revenue and cash flow accounting standards for those periods. The decision of Dell Technologies to not recast such periods is based on the belief that a revision of these periods would not be material to understanding the results of operations and trends of Dell Technologies.

Divestitures — On January 23, 2017, EMC, a subsidiary of Dell Technologies, closed the divestiture of the Dell EMC Enterprise Content Division. Dell Inc. (“Dell”) closed substantially all of the divestiture of Dell Services on November 2, 2016 and the divestiture of Dell Software Group on October 31, 2016. In accordance with applicable accounting guidance, the results of Dell Services, Dell Software Group, and the Dell EMC Enterprise Content Division, as well as the related gains or losses on sale, are presented as discontinued operations in the Consolidated Statements of Income (Loss) for the fiscal years ended February 3, 2017 and January 29, 2016 and, as such, have been excluded from continuing operations in the selected financial data presented below for those periods.

	January 31, 2020	February 1, 2019	February 2, 2018	February 3, 2017 (a)	January 29, 2016 (b)
	(in millions, except per share data)
Results of Operations and Cash Flow Data:
Net revenue	$92,154	$90,621	$79,040	$62,164	$50,911
Gross margin	$28,933	$25,053	$20,537	$13,649	$8,387
Operating income (loss)	$2,622	$(191)	$(2,416)	$(2,390)	$(514)
Income (loss) from continuing operations before income taxes	$(4)	$(2,361)	$(4,769)	$(4,494)	$(1,286)
Net income (loss) from continuing operations	$5,529	$(2,181)	$(2,926)	$(3,074)	$(1,168)

Earnings (loss) per share attributable to Dell Technologies Inc. - basic:
Dell Technologies Common Stock	$6.38
Continuing operations - Class V Common Stock		$6.01	$1.63	$1.36	$—
Continuing operations - DHI Group		$(6.02)	$(5.61)	$(7.19)	$(2.88)

Earnings (loss) per share attributable to Dell Technologies Inc. - diluted:
Dell Technologies Common Stock	$6.03
Continuing operations - Class V Common Stock		$5.91	$1.61	$1.35	$—
Continuing operations - DHI Group		$(6.04)	$(5.62)	$(7.19)	$(2.88)

Number of weighted-average shares outstanding - basic:
Dell Technologies Common Stock	724
Class V Common Stock		199	203	217	—
DHI Group		582	567	470	405

Number of weighted-average shares outstanding - diluted:
Dell Technologies Common Stock	751
Class V Common Stock		199	203	217	—
DHI Group		582	567	470	405

Net cash provided by operating activities	$9,291	$6,991	$6,843	$2,367	$2,162
____________________

(a)	The fiscal year ended February 3, 2017 included 53 weeks.

(b)
Results of operations and cash flow data for fiscal year ended January 29, 2016 presented in the table above have not been recast for, and do not reflect the adoption of, the amended guidance on the recognition of revenue from contracts with customers.

	January 31, 2020	February 1, 2019	February 2, 2018	February 3, 2017	January 29, 2016 (a)
	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$9,302	$9,676	$13,942	$9,474	$6,322
Total assets	$118,861	$111,820	$124,193	$119,672	$45,122
Short-term debt	$7,737	$4,320	$7,873	$6,329	$2,981
Long-term debt	$44,319	$49,201	$43,998	$43,061	$10,650
Total Dell Technologies Inc. stockholders’ equity (deficit)	$(1,574)	$(5,765)	$11,719	$14,757	$1,466
____________________

(a)
Balance sheet data as of January 29, 2016 presented in the table above have not been recast for, and do not reflect the adoption of, the amended guidance on the recognition of revenue from contracts with customers.

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

Our fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. We refer to our fiscal years ended January 31, 2020, February 1, 2019, and February 2, 2018 as “Fiscal 2020,” “Fiscal 2019,” and “Fiscal 2018,” respectively. All fiscal years presented included 52 weeks.

INTRODUCTION

Dell Technologies is a leading global end-to-end technology provider, with a comprehensive portfolio of IT hardware, software and services solutions spanning both traditional infrastructure and emerging, multi-cloud technologies that enable our customers to build their digital future and transform how they work and live. We operate globally across key functional areas such as technology and product development, marketing, go-to-market and global services, and are supported by Dell Financial Services. We continue to seamlessly deliver differentiated and holistic IT solutions to our customers, which has driven significant revenue growth and share gains.

Dell Technologies operates with significant scale and an unmatched breadth of complementary offerings. Digital transformation has become essential to all businesses, and we have expanded our portfolio to include holistic solutions that enable our customers to drive their ongoing digital transformation initiatives. Dell Technologies’ integrated solutions help customers modernize their IT infrastructure, address workforce transformation, and provide critical security solutions to protect against the ever increasing and evolving security threats. With our extensive portfolio and our commitment to innovation, we have the ability to offer secure, integrated solutions that extend from the edge to the core to the cloud, and we are at the forefront of the software-defined and cloud native infrastructure era. Our end-to-end portfolio is supported by a differentiated go-to-market engine, which includes a 43,000-person sales force, a global network of channel partners, and a world-class supply chain that together drive revenue growth and operating efficiencies.

Products and Services

We design, develop, manufacture, market, sell, and support a wide range of products and services. We are organized into the following business units, which are our reportable segments: Infrastructure Solutions Group; Client Solutions Group; and VMware.

•
Infrastructure Solutions Group (“ISG”) — ISG enables the digital transformation of our customers through our trusted multi-cloud and big data solutions, which are built upon a modern data center infrastructure. Our comprehensive portfolio of advanced storage solutions includes traditional storage solutions as well as next-generation storage solutions (such as all-flash arrays, scale-out file, object platforms and software-defined solutions). We have simplified our storage portfolio to ensure that we deliver the technology needed for our customers’ digital transformation. Our server portfolio includes high-performance rack, blade, tower and hyperscale servers, optimized for artificial intelligence and machine learning workloads. Our networking portfolio helps our business customers transform and modernize their infrastructure, mobilize and enrich end-user experiences, and accelerate business applications and processes. Our strengths in server, storage, and virtualization software solutions enable us to offer leading converged and hyper-converged solutions, allowing our customers to accelerate their IT transformation by acquiring scalable integrated IT solutions instead of building and assembling their own IT platforms. ISG also offers attached software, peripherals and services, including support and deployment, configuration, and extended warranty services.

We recently unveiled the Dell Technologies Cloud, a new set of cloud infrastructure solutions to make hybrid cloud environments simpler to deploy and manage. The Dell Technologies Cloud portfolio consists of the new Dell Technologies Cloud Platforms and the new Data Center-as-a-Service offering referred to as VMware Cloud on Dell EMC. These solutions enable a flexible range of IT and management options with tight integration and a single vendor experience for purchasing, deployment, services, and financing, giving customers more control as the operational hub of their hybrid clouds.

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

•
VMware — The VMware reportable segment (“VMware”) reflects the operations of VMware, Inc. (NYSE: VMW) within Dell Technologies. VMware works with customers in the areas of hybrid and multi-cloud, modern applications, networking, security, and digital workspaces, helping customers manage their IT resources across private clouds and complex multi-cloud, multi-device environments. VMware’s portfolio supports and addresses the key IT priorities of customers: accelerating their cloud journey, modernizing their applications, empowering digital workspaces, transforming networking, and embracing intrinsic security. VMware enables its customers to digitally transform their operations as they ready their applications, infrastructure, and employees for constantly evolving business needs.

During the third quarter of Fiscal 2020, VMware, Inc. completed its acquisition of Carbon Black, Inc. (“Carbon Black”), a developer of cloud-native endpoint protection.

On December 30, 2019, VMware, Inc. completed its acquisition of Pivotal, Inc. (“Pivotal”). Before the transaction, Pivotal was a majority-owned subsidiary of Dell Technologies through EMC and VMware, Inc. Pivotal provides a leading cloud-native platform that makes software development and IT operations a strategic advantage for customers. Pivotal’s cloud-native platform, Pivotal Cloud Foundry, accelerates and streamlines software development by reducing the complexity of building, deploying and operating new cloud-native applications, and modernizing legacy applications. With the acquisition, which aligns key software assets, VMware, Inc. will drive and build on a comprehensive development platform with Kubernetes.

Under the terms of the transaction, each outstanding share of Pivotal’s Class A common stock (other than shares held by Pivotal stockholders who properly exercised their appraisal rights under Delaware law) was converted into the right to receive $15.00 in cash, without interest, and each outstanding share of Pivotal’s Class B common stock was converted into the right to receive 0.0550 of a share of Class B common stock of VMware, Inc. Dell Technologies, which held all outstanding shares of Pivotal’s Class B common stock, received approximately 7.2 million shares of Class B common stock of VMware, Inc. in the transaction.

The purchase of the controlling interest in Pivotal from Dell Technologies was accounted for as a transaction by entities under common control. Assets and liabilities of Pivotal remained at their historical carrying amounts on the date of the transaction, with no new goodwill being recognized. This transaction required retrospective combination of the VMware, Inc. and Pivotal results for all periods presented, as if the combination had been in effect since the inception of common control on the date of the EMC merger transaction in September 2016.

Dell Technologies now reports Pivotal results within the VMware reportable segment, and the historical segment results have been recast to reflect this change. Pivotal results were previously reported within other businesses. See Note 19 of the Notes to the Consolidated Financial Statements included in this report for the recast of segment results.

Approximately half of VMware revenue is generated by sales to customers in the United States.

Our other businesses, described below, consist of product and service offerings of Secureworks, Virtustream, Boomi, and RSA Security, each of which is majority-owned by Dell Technologies. These businesses are not classified as reportable segments, either individually or collectively, as the results of the businesses are not material to our overall results and the businesses do not meet the criteria for reportable segments.

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

•
RSA Security provides essential cybersecurity solutions engineered to enable organizations to detect, investigate, and respond to advanced attacks, confirm and manage identities, and, ultimately, help reduce IP theft, fraud, and cybercrime. In February 2020, Dell Technologies announced its entry into a definitive agreement to sell RSA Security to a consortium of investors in an all-cash transaction for approximately $2.075 billion, subject to certain closing adjustments. The transaction is intended to further simplify our product portfolio and corporate structure.

We believe the collaboration, innovation, and coordination of the operations and strategies across all segments of our business, as well as our differentiated go-to-market model, will continue to drive revenue synergies. Through our coordinated research and development activities, we are able to jointly engineer leading innovative solutions that incorporate the distinct set of hardware, software, and services across all segments of our business.

Our products and services offerings are continually evolving in response to industry dynamics. As a result, reclassifications of certain products and services solutions in major product categories may be required. For further discussion regarding our current reportable segments, see “Results of Operations — Business Unit Results” and Note 19 of the Notes to the Consolidated Financial Statements included in this report.

Dell Financial Services

Dell Financial Services and its affiliates (“DFS”) support our businesses by offering and arranging various financing options and services for our customers in North America, Europe, Australia, and New Zealand. DFS originates, collects, and services customer receivables primarily related to the purchase or use of our product, software, and service solutions. We also arrange financing for some of our customers in various countries where DFS does not currently operate as a captive. DFS further strengthens our customer relationships through its flexible consumption models, which enable us to offer our customers the option to pay over time and, in certain cases, based on utilization, providing them with financial flexibility to meet their changing technological requirements. The results of these operations are allocated to our segments based on the underlying product or service financed. For additional information about our financing arrangements, see Note 4 of the Notes to the Consolidated Financial Statements included in this report.

Strategic Investments and Acquisitions

As part of our strategy, we will continue to evaluate opportunities for strategic investments through our venture capital investment arm, Dell Technologies Capital, with a focus on emerging technology areas that are relevant to the Dell Technologies unique family of businesses and that will complement our existing portfolio of solutions. Our investment areas include storage, software-defined networking, management and orchestration, security, machine learning and artificial intelligence, Big Data and analytics, cloud, Internet of Things (“IoT”), and software development operations. In addition to these investments, we also may make disciplined acquisitions targeting businesses that advance our strategic objectives. As of January 31, 2020 and February 1, 2019, Dell Technologies held strategic investments of $0.9 billion and $1.0 billion, respectively.

Business Trends and Challenges

Our vision is to be an essential infrastructure company and leader in end-user computing, software-defined data center solutions, data management, virtualization, IoT, and cloud software. We believe that our results will benefit from an integrated go-to-market strategy, including enhanced coordination across all segments of our business, and from our differentiated products and solutions capabilities. We intend to continue to execute on our business model and seek to balance liquidity, profitability, and growth to position our company for long-term success.

We are seeing an accelerated rate of change in the IT industry. We seek to address our customers’ evolving needs and their broader digital transformation objectives as they embrace the hybrid multi-cloud environment of today. New technologies are being introduced and adopted quickly. In light of this rapid pace of innovation, we continue to invest in research and development, sales, and other key areas of our business to deliver superior products and solutions capabilities and to drive execution of long-term sustainable growth.

We expect that ISG will continue to be impacted by the changing nature of the IT infrastructure market and competitive environment. The overall server demand environment remains varied among international regions. We will continue to be selective in determining whether to pursue certain large hyperscale and other server transactions as we drive for balanced growth and profitability. With our scale and strong solutions portfolio, we believe we are well positioned to respond to ongoing competitive dynamics. We continue to focus on customer base expansion and lifetime value of customer measurements.

Cloud-native applications are expected to continue as a primary growth driver in the infrastructure market as IT organizations increasingly adopt cloud native architectures. We believe the complementary cloud solutions across our business strongly position us to meet these demands for our customers who are increasingly looking to leverage cloud native architectures, whether on-premises, private or public.

The unprecedented data growth throughout all industries is generating continued demand for our storage solutions and services. We benefit by offering solutions that address the emerging trends of enterprises deploying software-defined storage, hyper-converged infrastructure, and modular solutions based on server-centric architectures. These trends are changing the way customers are consuming our traditional storage offerings. We continue to expand our offerings in external storage arrays, which incorporate flexible, cloud-based functionality. Through our research and development efforts, we are developing new solutions in this rapidly changing industry that we believe will enable us to continue to provide superior solutions to our customers.

Our customers are interested in new and innovative models that address how they consume our solutions. We offer options including as-a-service, utility, leases, or immediate pay models, all designed to match customers’ consumption preferences. These solutions are generally multi-year agreements that typically result in recurring revenue streams over the term of the arrangement. We expect these flexible consumption models will further strengthen our customer relationships and provide a foundation for growth in deferred revenue.

Our CSG offerings are an important element of our strategy, generating strong cash flow and opportunities for cross-selling of complementary solutions. Given current market trends, we expect that the CSG demand environment will continue to be cyclical. For instance, CSG demand was robust in Fiscal 2020 as we realized benefits from the Microsoft Windows 10 operating system refresh cycle. Although we expect continued strong demand into the early part of Fiscal 2021, we expect overall CSG demand will decelerate in Fiscal 2021 as the Windows 10 refresh cycle winds down. Competitive dynamics will continue to be a factor in our CSG business as we seek to balance profitability and growth. We are committed to a long-term growth strategy, and beyond Fiscal 2021 we believe CSG will benefit from a steady demand environment due to the consolidation trends that are occurring in the markets in which we compete.

During Fiscal 2020, we recognized benefits to our CSG and ISG operating results from significant component cost declines. We are seeing cost inflation across certain components, and we expect the overall environment to be inflationary, which may result in Fiscal 2021 consolidated operating results that trend more toward Fiscal 2019 levels. The component cost trends and forecasts are dependent on the strength or weakness of actual end user demand and supply dynamics, which will continue to evolve and ultimately impact the translation of the cost environment to pricing and operating results.

Dell Technologies maintains limited-source supplier relationships for processors, because the relationships are advantageous in the areas of performance, quality, support, delivery, capacity, and price considerations. We have seen the impact of processor and other supply constraints in certain product offerings. Delays in the supply of limited-source components could affect the timing of shipments of certain products in desired quantities or configurations.

The impacts of trade protection measures, including increases in tariffs and trade barriers due to the current geopolitical climate and changes in government policies and international trade arrangements, may affect our ability to conduct business in some non-U.S. markets. Among such impacts, we expect slower demand in China may affect our results in Fiscal 2021. We monitor and seek to mitigate these risks with adjustments to our manufacturing, supply chain and distribution networks.

Our business operations could be adversely affected by uncertainty and disruption resulting from the global spread of the coronavirus disease 2019 (COVID-19). While we are currently seeing heightened interest in work from home solutions and continuing execution in our global supply chain, we are unable to predict the extent to which the global COVID-19 pandemic may adversely impact our business operations, financial performance and results of operations for Fiscal 2021. We have taken precautionary measures to increase our cash position and preserve financial flexibility. We will continue to monitor global events and respond accordingly to any potential business disruptions that may occur.

We manage our business on a U.S. Dollar basis. However, we have a large global presence, generating approximately half of our revenue by sales to customers outside of the United States during Fiscal 2020, Fiscal 2019, and Fiscal 2018. As a result, our revenue can be impacted by fluctuations in foreign currency exchange rates. We utilize a comprehensive hedging strategy intended to mitigate the impact of foreign currency volatility over time, and we adjust pricing when possible to further minimize foreign currency impacts.

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

Revenue Reclassifications — During Fiscal 2020, Dell Technologies made certain reclassifications of net revenue and non-GAAP net revenue between the products and services categories. The reclassifications were made to provide a more meaningful representation of the nature of certain service and software-as-a-service offerings of VMware, Inc. Prior period results were recast to conform with these changes, and resulted in an increase to services revenue and an equal and offsetting decrease to product revenue in the following amounts: $584 million for the nine months ended November 1, 2019; $580 million for Fiscal 2019; and $353 million for Fiscal 2018. Total net revenue, total gross margin, total non-GAAP net revenue, and total non-GAAP gross margin as previously reported remain unchanged. The Company did not adjust cost of goods sold for the affected product offerings due to immateriality.

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

•
Impact of Purchase Accounting — The impact of purchase accounting includes purchase accounting adjustments, related to the EMC merger transaction and, to a lesser extent, the going-private transaction, recorded under the acquisition method of accounting in accordance with the accounting guidance for business combinations. This guidance prescribes that the purchase price be allocated to assets acquired and liabilities assumed based on the estimated fair value of such assets and liabilities on the date of the transaction. Accordingly, all of the assets and liabilities acquired in the EMC merger transaction and the going-private transaction were accounted for and recognized at fair value as of the respective transaction dates, and the fair value adjustments are being amortized over the estimated useful lives in the periods following the transactions. The fair value adjustments primarily relate to deferred revenue, inventory, and property, plant, and equipment. Although purchase accounting adjustments and related amortization of those adjustments are reflected in our GAAP results, we evaluate the operating results of the underlying businesses on a non-GAAP basis, after removing such adjustments. We believe that excluding the impact of purchase accounting provides results that are useful in understanding our current operating performance and provides more meaningful comparisons to our past operating performance.

•
Transaction-related Expenses — Transaction-related expenses consist of acquisition, integration, and divestiture related costs, as well as the costs incurred in the Class V transaction, and are expensed as incurred. These expenses primarily represent costs for legal, banking, consulting, and advisory services, as well as certain compensatory retention awards directly related to the EMC merger transaction.  During Fiscal 2020, transaction expenses related to various acquisition costs, primarily costs of VMware, Inc.’s acquisitions of Carbon Black and Pivotal. During Fiscal 2019, we incurred expenses of approximately $316 million for the completion of the Class V transaction, approximately $116 million for customer evaluation units, and approximately $100 million for manufacturing and engineering inventory.

•
Stock-based Compensation Expense — Stock-based compensation expense consists of equity awards granted based on the estimated fair value of those awards at grant date. We estimate the fair value of service-based stock options using the Black-Scholes valuation model. To estimate the fair value of performance-based awards containing a market condition, we use the Monte Carlo valuation model. For all other share-based awards, the fair value is based on the closing price of the Class C Common Stock as reported on the NYSE on the date of grant.  Our non-GAAP adjustment for stock-based compensation expense was previously included within the non-GAAP adjustment for other corporate expenses. Due to the growth in our stock-based compensation expense, we have revised our presentation to present stock-based compensation expense separately in our reconciliations presented below. Although stock-based compensation is an important aspect of the compensation of the Company’s employees and executives, the fair value of the stock-based awards may bear little resemblance to the actual value realized upon the vesting or future exercise of the related stock-based awards. We believe that excluding stock-based compensation expense for purposes of calculating the non-GAAP financial measures presented below facilitates a more meaningful evaluation of our current operating performance and comparisons to our past operating performance. See Note 16 of the Notes to the Consolidated Financial Statements included in this report for additional information on equity award issuances.

•
Other Corporate Expenses — Other corporate expenses consist of impairment charges, severance, facility action, and other costs. Virtustream non-cash gross impairment charges of $619 million and $190 million were recognized in Fiscal 2020 and Fiscal 2019, respectively. See Note 8 of the Notes to the Consolidated Financial Statements included in this report for additional information on Virtustream impairment charges. During Fiscal 2020, this category includes a VMware, Inc. legal accrual of $237 million related to patent litigation. Severance costs are primarily related to severance and benefits for employees terminated pursuant to cost savings initiatives. We continue to integrate owned and leased facilities and may incur additional costs as we seek opportunities for operational efficiencies. Other corporate expenses vary from period to period and are significantly impacted by the timing and nature of these events. Therefore, although we may incur these types of expenses in the future, we believe that eliminating these charges for purposes of calculating the non-GAAP financial measures presented below facilitates a more meaningful evaluation of our current operating performance and comparisons to our past operating performance.

•
Fair Value Adjustments on Equity Investments — Fair value adjustments on equity investments primarily consists of the gain (loss) on strategic investments, which includes the recurring fair value adjustments of investments in publicly-traded companies, as well as those in privately-held companies, which are adjusted for observable price changes, and to a lesser extent, any potential impairments. Given the volatility in the ongoing adjustments to the valuation of these strategic investments, we believe that excluding these gains or losses for purposes of calculating non-GAAP net income presented below facilitates a more meaningful evaluation of our current operating performance and comparisons to our past operating performance.

•
Aggregate Adjustment for Income Taxes — The aggregate adjustment for income taxes is the estimated combined income tax effect for the adjustments described above, as well as an adjustment for discrete tax items. Due to the variability in recognition of discrete tax items from period to period, we believe that excluding these benefits or charges for purposes of calculating non-GAAP net income facilitates a more meaningful evaluation of our current operating performance and comparisons to our past operating performance. The tax effects are determined based on the tax jurisdictions where the above items were incurred. This category includes discrete tax benefits of $4.9 billion related to intra-entity asset transfers, $351 million related to stock-based compensation, and $305 million related to an audit settlement. See Note 11 of the Notes to the Consolidated Financial Statements included in this report for additional information on our income taxes.

The table below presents a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP measure for each of the periods presented.

	Fiscal Year Ended
	January 31, 2020	% Change	February 1, 2019	% Change	February 2, 2018
	(in millions, except percentages)
Product net revenue	$69,918	(1)%	$70,707	16%	$60,898
Non-GAAP adjustments:
Impact of purchase accounting	19		61		170
Non-GAAP product net revenue	$69,937	(1)%	$70,768	16%	$61,068

Services net revenue	$22,236	12%	$19,914	10%	$18,142
Non-GAAP adjustments:
Impact of purchase accounting	328		642		1,099
Non-GAAP services net revenue	$22,564	10%	$20,556	7%	$19,241

Net revenue	$92,154	2%	$90,621	15%	$79,040
Non-GAAP adjustments:
Impact of purchase accounting	347		703		1,269
Non-GAAP net revenue	$92,501	1%	$91,324	14%	$80,309

Product gross margin	$15,393	20%	$12,818	35%	$9,465
Non-GAAP adjustments:
Amortization of intangibles	2,081		2,883		3,694
Impact of purchase accounting	28		78		213
Transaction-related expenses	(5)		210		11
Stock-based compensation expense	10		27		6
Other corporate expenses	16		5		19
Non-GAAP product gross margin	$17,523	9%	$16,021	19%	$13,408

Services gross margin	$13,540	11%	$12,235	11%	$11,072
Non-GAAP adjustments:
Impact of purchase accounting	325		642		1,099
Transaction-related expenses	—		3		13
Stock-based compensation expense	119		64		60
Other corporate expenses	56		57		16
Non-GAAP services gross margin	$14,040	8%	$13,001	6%	$12,260

	Fiscal Year Ended
	January 31, 2020	% Change	February 1, 2019	% Change	February 2, 2018
	(in millions, except percentages)
Gross margin	$28,933	15%	$25,053	22%	$20,537
Non-GAAP adjustments:
Amortization of intangibles	2,081		2,883		3,694
Impact of purchase accounting	353		720		1,312
Transaction-related expenses	(5)		213		24
Stock-based compensation expense	129		91		66
Other corporate expenses	72		62		35
Non-GAAP gross margin	$31,563	9%	$29,022	13%	$25,668

Operating expenses	$26,311	4%	$25,244	10%	$22,953
Non-GAAP adjustments:
Amortization of intangibles	(2,327)		(3,255)		(3,286)
Impact of purchase accounting	(58)		(100)		(234)
Transaction-related expenses	(290)		(537)		(478)
Stock-based compensation expense	(1,133)		(827)		(769)
Other corporate expenses	(1,088)		(357)		(290)
Non-GAAP operating expenses	$21,415	6%	$20,168	13%	$17,896

Operating income (loss)	$2,622	NM	$(191)	92%	$(2,416)
Non-GAAP adjustments:
Amortization of intangibles	4,408		6,138		6,980
Impact of purchase accounting	411		820		1,546
Transaction-related expenses	285		750		502
Stock-based compensation expense	1,262		918		835
Other corporate expenses	1,160		419		325
Non-GAAP operating income	$10,148	15%	$8,854	14%	$7,772

Net income (loss)	$5,529	354%	$(2,181)	25%	$(2,926)
Non-GAAP adjustments:
Amortization of intangibles	4,408		6,138		6,980
Impact of purchase accounting	411		820		1,546
Transaction-related expenses	285		824		502
Stock-based compensation expense	1,262		918		835
Other corporate expenses	1,160		419		325
Fair value adjustments on equity investments	(194)		(342)		(72)
Aggregate adjustment for income taxes	(6,772)		(1,369)		(2,835)
Non-GAAP net income	$6,089	16%	$5,227	20%	$4,355
____________________
NM Not meaningful

In addition to the above measures, we also use EBITDA and adjusted EBITDA to provide additional information for evaluation of our operating performance. Adjusted EBITDA excludes purchase accounting adjustments related to the EMC merger transaction and the going-private transaction, acquisition, integration, and divestiture related costs, impairment charges, and severance, facility action, and other costs, and stock-based compensation expense. We believe that, due to the non-operational nature of the purchase accounting entries, it is appropriate to exclude these adjustments.

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

The table below presents a reconciliation of EBITDA and adjusted EBITDA to net income (loss) for the periods indicated:

	Fiscal Year Ended
	January 31, 2020	% Change	February 1, 2019	% Change	February 2, 2018
	(in millions, except percentages)
Net income (loss)	$5,529	354%	$(2,181)	25%	$(2,926)
Adjustments:
Interest and other, net (a)	2,626		2,170		2,353
Income tax benefit (b)	(5,533)		(180)		(1,843)
Depreciation and amortization	6,143		7,746		8,634
EBITDA	$8,765	16%	$7,555	22%	$6,218

EBITDA	$8,765	16%	$7,555	22%	$6,218
Adjustments:
Stock-based compensation expense	1,262		918		835
Impact of purchase accounting (c)	347		704		1,274
Transaction-related expenses (d)	285		722		502
Other corporate expenses (e)	1,128		397		305
Adjusted EBITDA	$11,787	14%	$10,296	13%	$9,134
____________________

(a)	See “Results of Operations — Interest and Other, Net” for more information on the components of interest and other, net.

(b)	See Note 11 of the Notes to the Consolidated Financial Statements included in this report for additional information on discrete tax items recorded in Fiscal 2020.

(c)	This amount includes the non-cash purchase accounting adjustments related to the EMC merger transaction and the going-private transaction.

(d)	Transaction-related expenses consist of acquisition, integration, and divestiture related costs, as well as the costs incurred in the Class V transaction.

(e)
Other corporate expenses includes impairment charges, severance, facility action, and other costs. See Note 8 of the Notes to the Consolidated Financial Statements included in this report for additional information on Virtustream impairment charges.

RESULTS OF OPERATIONS

Consolidated Results

The following table summarizes our consolidated results for each of the periods presented. Unless otherwise indicated, all changes identified for the current period results represent comparisons to results for the prior corresponding fiscal period.

Revenue Reclassifications — During Fiscal 2020, Dell Technologies made certain reclassifications of net revenue between the products and services categories. Prior period results were recast to conform with these changes. The Company did not recast cost of goods sold for the related revenue reclassifications due to immateriality. Total net revenue, total gross margin, total non-GAAP net revenue, and total non-GAAP gross margin remain unchanged. See Note 1 of the Notes to the Consolidated Financial Statements included in this report for further information regarding the reclassifications.

	Fiscal Year Ended
	January 31, 2020			February 1, 2019			February 2, 2018
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue
	(in millions, except percentages)
Net revenue:
Products	$69,918	75.9%	(1)%	$70,707	78.0%	16%	$60,898	77.0%
Services	22,236	24.1%	12%	19,914	22.0%	10%	18,142	23.0%
Total net revenue	$92,154	100.0%	2%	$90,621	100.0%	15%	$79,040	100.0%
Gross margin:
Products (a)	$15,393	22.0%	20%	$12,818	18.1%	35%	$9,465	15.5%
Services (b)	13,540	60.9%	11%	12,235	61.4%	11%	11,072	61.0%
Total gross margin	$28,933	31.4%	15%	$25,053	27.6%	22%	$20,537	26.0%
Operating expenses	$26,311	28.6%	4%	$25,244	27.8%	10%	$22,953	29.1%
Operating income (loss)	$2,622	2.8%	NM	$(191)	(0.2)%	92%	$(2,416)	(3.1)%
Net income (loss)	$5,529	6.0%	354%	$(2,181)	(2.4)%	25%	$(2,926)	(3.7)%
Net income (loss) attributable to Dell Technologies Inc.	$4,616	5.0%	300%	$(2,310)	(2.5)%	19%	$(2,849)	(3.6)%

Non-GAAP Financial Information
Non-GAAP net revenue:
Product	$69,937	75.6%	(1)%	$70,768	77.5%	16%	$61,068	76.0%
Services	22,564	24.4%	10%	20,556	22.5%	7%	19,241	24.0%
Total non-GAAP net revenue	$92,501	100.0%	1%	$91,324	100.0%	14%	$80,309	100.0%
Non-GAAP gross margin:
Product (a)	$17,523	25.1%	9%	$16,021	22.6%	19%	$13,408	22.0%
Services (b)	14,040	62.2%	8%	13,001	63.2%	6%	12,260	63.7%
Total non-GAAP gross margin	$31,563	34.1%	9%	$29,022	31.8%	13%	$25,668	32.0%
Non-GAAP operating expenses	$21,415	23.2%	6%	$20,168	22.1%	13%	$17,896	22.3%
Non-GAAP operating income	$10,148	11.0%	15%	$8,854	9.7%	14%	$7,772	9.7%
Non-GAAP net income	$6,089	6.6%	16%	$5,227	5.7%	20%	$4,355	5.4%
EBITDA	$8,765	9.5%	16%	$7,555	8.3%	22%	$6,218	7.7%
Adjusted EBITDA	$11,787	12.7%	14%	$10,296	11.3%	13%	$9,134	11.4%
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

Overview

During Fiscal 2020, our net revenue and non-GAAP net revenue increased 2% and 1%, respectively. The increases in net revenue and non-GAAP net revenue were attributable to increases in net revenue in CSG and VMware, which were partially offset by declines in ISG net revenue. The increase in CSG revenue primarily resulted from the Microsoft Windows 10 operating system refresh cycle combined with strong execution by the business. VMware net revenue increased due to growth in software license revenue and strong renewals of VMware enterprise agreements, maintenance contracts sold in previous periods, and additional maintenance contracts sold in conjunction with new software license sales. ISG net revenue decreased primarily because of weakness in servers and networking. During Fiscal 2020, we benefited from the strength of our broad IT solutions portfolio, which helped us navigate market volatility and competitive pressures. We believe we are well-positioned for long-term profitable growth while also maintaining the ability to adjust as needed to changing market conditions with complementary solutions across our businesses.

During Fiscal 2020 and Fiscal 2019, our operating income was $2.6 billion and operating loss was $0.2 billion, respectively. The increase in our operating income for Fiscal 2020 was primarily attributable to an increase in operating income for CSG, resulting mainly from lower component costs and a decrease in amortization of intangible assets. These benefits were partially offset by an increase in other corporate expenses, which primarily included Virtustream impairment charges.

Amortization of intangible assets and other corporate expenses that impacted operating income totaled $5.6 billion and $6.6 billion for Fiscal 2020 and Fiscal 2019, respectively. Excluding these costs, the impact of purchase accounting, transaction-related expenses, and stock-based compensation expense, our non-GAAP operating income increased 15% to $10.1 billion during Fiscal 2020. The increase in non-GAAP operating income for Fiscal 2020 was primarily due to an increase in operating income for CSG.

Cash provided by operating activities was $9.3 billion and $7.0 billion during Fiscal 2020 and Fiscal 2019, respectively. The increase in operating cash flows during Fiscal 2020 was primarily driven by improved profitability and continued working capital discipline. See “Market Conditions, Liquidity, Capital Commitments, and Contractual Cash Obligations” for further information on our cash flow metrics.

Net Revenue

Fiscal 2020 compared to Fiscal 2019

During Fiscal 2020, our net revenue and non-GAAP net revenue increased 2% and 1%, respectively. The increases in net revenue and non-GAAP net revenue were attributable to increases in net revenue in CSG and VMware, which were partially offset by declines in ISG net revenue. See “Business Unit Results” for further information.

•
Product Net Revenue — Product net revenue includes revenue from the sale of hardware products and software licenses. During Fiscal 2020, both product net revenue and non-GAAP product net revenue decreased 1%. These decreases were primarily driven by decreases in product net revenue for ISG servers and networking, which were partially offset by increases in product net revenue for CSG and VMware.

•
Services Net Revenue — Services net revenue includes revenue from our services offerings and support services related to hardware products and software licenses. During Fiscal 2020, services net revenue and non-GAAP services net revenue increased 12% and 10%, respectively. These increases were primarily attributable to an increase in services revenue for hardware support and deployment and software maintenance due to growth in CSG and VMware. A substantial portion of services net revenue is derived from offerings that have been deferred over a period of time, and, as a result, reported services net revenue growth rates will be different than product net revenue growth rates.

From a geographical perspective, net revenue generated by sales to customers in the Americas increased during Fiscal 2020 due to strong performance in CSG and VMware. In EMEA, net revenue from sales to customers remained flat during Fiscal 2020. Net revenue from sales to customers in APJ decreased slightly during Fiscal 2020, primarily as the result of a weaker demand environment for ISG servers and networking, particularly in China.

Fiscal 2019 compared to Fiscal 2018

During Fiscal 2019, our net revenue and non-GAAP net revenue increased 15% and 14%, respectively. The increases in net revenue and non-GAAP net revenue were attributable to increases in net revenue across all three business units. See “Business Unit Results” for further information.

•
Product Net Revenue — During Fiscal 2019, both product net revenue and non-GAAP product net revenue increased 16%. These increases were attributable to an increase in product revenue across all three business units, driven by strength in sales across all product categories.

•
Services Net Revenue — During Fiscal 2019, services net revenue and non-GAAP services net revenue increased 10% and 7%, respectively. These increases were primarily due to an increase in services revenue for hardware support and deployment and software maintenance due to growth in the business.

From a geographical perspective, net revenue generated by sales to customers in all regions increased in Fiscal 2019 due to strong performance globally in all three business units.

Gross Margin

Fiscal 2020 compared to Fiscal 2019

During Fiscal 2020, our gross margin increased 15% to $28.9 billion, and our gross margin percentage increased 380 basis points to 31.4%. The increase in our gross margin percentage during Fiscal 2020 was primarily attributable to a deflationary component cost environment for both ISG and CSG, a greater contribution of VMware gross margin in the gross margin mix, and a decrease in amortization of intangibles and purchase accounting adjustments.

Our gross margin for Fiscal 2020 and Fiscal 2019 included the impact of amortization of intangibles and purchase accounting adjustments of $2.4 billion and $3.6 billion, respectively. Excluding these costs, transaction-related expenses, stock-based compensation expense, and other corporate expenses, non-GAAP gross margin for Fiscal 2020 increased 9% to $31.6 billion, and non-GAAP gross margin percentage increased 230 basis points to 34.1%. The increase in our non-GAAP gross margin was attributable to increases in gross margin for CSG and VMware. The increase in our non-GAAP gross margin percentage was primarily due to higher gross margin percentages for both ISG and CSG which benefited from the deflationary component cost environment and a greater contribution of VMware gross margin in the gross margin mix.

•
Products — During Fiscal 2020, product gross margin increased 20% to $15.4 billion, and product gross margin percentage increased 390 basis points to 22.0%. During Fiscal 2020, non-GAAP product gross margin increased 9% to $17.5 billion, and non-GAAP product gross margin percentage increased 250 basis points to 25.1%. The increases in product gross margin and non-GAAP product gross margin were driven primarily by the strength in sales of CSG commercial products and VMware software licenses and the deflationary component cost environment for ISG and CSG. Product gross margin also benefited from a decrease in amortization of intangibles and transaction-related costs. Product gross margin percentage and non-GAAP product gross margin percentage increased primarily due to the higher product gross margin percentages for both ISG and CSG, which benefited from the deflationary component cost environment.

•
Services — During Fiscal 2020, services gross margin increased 11% to $13.5 billion, and services gross margin percentage decreased slightly by 50 basis points to 60.9%. Services gross margin increased due to growth in services gross margin in VMware software maintenance. Services gross margin also benefited from a decrease in purchase accounting adjustments, which totaled $0.3 billion and $0.6 billion during Fiscal 2020 and Fiscal 2019, respectively. Excluding these costs, transaction-related expenses, stock-based compensation expense, and other corporate expenses, non-GAAP services gross margin increased 8% to $14.0 billion, and non-GAAP services gross margin percentage decreased 100 basis points to 62.2%. The decrease in services gross margin percentage and non-GAAP services gross margin percentage was primarily attributable to a decline in services gross margin percentage for CSG.

Fiscal 2019 compared to Fiscal 2018

During Fiscal 2019, our gross margin increased 22% to $25.1 billion, and our gross margin percentage increased 160 basis points to 27.6%. The increase in our gross margin percentage during Fiscal 2020 was primarily attributable to a decrease in amortization of intangibles and purchase accounting adjustments, offset partially by gross margin rate pressure in CSG and product mix dynamics in ISG due to growth in sales of servers, which typically have a lower gross margin than storage products.

Our gross margin for Fiscal 2019 and Fiscal 2018 included the impact of amortization of intangibles and purchase accounting adjustments of $3.6 billion and $5.0 billion, respectively. Excluding these costs, transaction-related expenses, stock-based compensation expense, and other corporate expenses, non-GAAP gross margin for Fiscal 2019 increased 13% to $29.0 billion, and non-GAAP gross margin percentage decreased 20 basis points to 31.8%. The increase in our non-GAAP gross margin was attributable to increases in gross margin across all three business units. The decrease in our non-GAAP gross margin percentage was primarily due to product mix dynamics in ISG due to growth in sales of servers and gross margin rate pressure in CSG.

•
Products — During Fiscal 2019, product gross margin increased 35% to $12.8 billion, and product gross margin percentage increased 260 basis points to 18.1%. The increases in both product gross margin and product gross margin percentage were primarily attributable to a decrease in amortization of intangibles and purchase accounting adjustments. During Fiscal 2019, non-GAAP product gross margin increased 19% to $16.0 billion, and non-GAAP product gross margin percentage increased 60 basis points to 22.6%. The increases in product gross margin and non-GAAP product gross margin were driven primarily by increases in product revenue in all three business units due to strength in sales of ISG servers and storage, CSG commercial products, and VMware software licenses. Product gross margin percentage and non-GAAP product gross margin percentage increased primarily as a result of higher product gross margin percentages for ISG and VMware.

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

•
Services — During Fiscal 2019, services gross margin increased 11% to $12.2 billion, and services gross margin percentage increased 40 basis points to 61.4%. Services gross margin increased due to growth in services gross margin in CSG and VMware, particularly in hardware support and deployment and software maintenance. During Fiscal 2019 and Fiscal 2018, services gross margin also benefited from a decrease in purchase accounting adjustments, which totaled $0.6 billion and $1.1 billion, respectively. Excluding these costs, transaction-related expenses, stock-based compensation expense, and other corporate expenses, non-GAAP services gross margin increased 6% to $13.0 billion, and non-GAAP services gross margin percentage decreased 50 basis points to 63.2%. Services gross margin percentage decreased primarily due to lower services gross margin percentages in CSG and ISG.

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

The terms and conditions of our vendor rebate programs are largely based on product volumes and are generally negotiated either at the beginning of the annual or quarterly period, depending on the program. The timing and amount of vendor rebates and other discounts we receive under the programs may vary from period to period, reflecting changes in the competitive environment. We monitor our component costs and seek to address the effects of any changes to terms that might arise under our vendor rebate programs. Our gross margins for Fiscal 2020 and Fiscal 2019 were not materially affected by any changes to the terms of our vendor rebate programs, as the amounts we received under these programs were generally stable relative to our total net cost. We are not aware of any significant changes to vendor pricing or rebate programs that may impact our results in the near term.

In addition, we have pursued legal action against certain vendors and are currently involved in negotiations with other vendors regarding their past pricing practices. We have negotiated settlements with some of these vendors and may have additional settlements in future periods. These settlements are allocated to our segments based on the relative amount of affected vendor products sold by each segment. No such settlements were recorded in Fiscal 2020 or Fiscal 2019 that would have a material impact on product gross margins or affect comparability with product gross margin in Fiscal 2019 or Fiscal 2018. Pricing settlements benefited product gross margins in Fiscal 2018 by $68 million.

Operating Expenses

The following table presents information regarding our operating expenses during each of the periods presented:

	Fiscal Year Ended
	January 31, 2020			February 1, 2019			February 2, 2018
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue
	(in millions, except percentages)
Operating expenses:
Selling, general, and administrative	$21,319	23.2%	3%	$20,640	22.7%	11%	$18,569	23.6%
Research and development	4,992	5.4%	8%	4,604	5.1%	5%	4,384	5.5%
Total operating expenses	$26,311	28.6%	4%	$25,244	27.8%	10%	$22,953	29.1%

Other Financial Information
Non-GAAP operating expenses	$21,415	23.2%	6%	$20,168	22.1%	13%	$17,896	22.3%

Fiscal 2020 compared to Fiscal 2019

During Fiscal 2020, total operating expenses increased 4% primarily due to an increase in selling, general, and administrative expenses, partially offset by a decrease in amortization of intangibles. Our operating expenses include the impact of purchase accounting, amortization of intangible assets, transaction-related expenses, stock-based compensation expense, and other corporate expenses. In aggregate, these items totaled $4.9 billion and $5.1 billion in Fiscal 2020 and Fiscal 2019, respectively. Excluding these costs, total non-GAAP operating expenses for Fiscal 2020 increased 6%.

•
Selling, General, and Administrative — Selling, general, and administrative (“SG&A”) expenses increased 3% during Fiscal 2020. The increases in SG&A expenses were driven by investments in our go-to-market capabilities, including sales headcount, and higher performance-based compensation and commission costs. SG&A expenses also include Virtustream non-cash gross impairment charges of $619 million and $190 million in Fiscal 2020 and Fiscal 2019, respectively. These increases were partially offset by a decrease in amortization of intangibles.

•
Research and Development — Research and development (“R&D”) expenses are primarily composed of personnel-related expenses related to product development. R&D expenses as a percentage of net revenue for Fiscal 2020 and Fiscal 2019 were approximately 5.4% and 5.1%, respectively.  As our industry continues to change and as the needs of our customers evolve, we intend to support R&D initiatives to innovate and introduce new and enhanced solutions into the market.

We continue to make targeted investments designed to enable growth, particularly in our sales force, marketing, and R&D, while balancing these investments with our efforts to drive cost efficiencies in the business. We also expect to continue to make investments in support of our own digital transformation to modernize and streamline our IT operations.

Fiscal 2019 compared to Fiscal 2018

During Fiscal 2019, total operating expenses increased 10%. Other corporate expenses included a goodwill impairment charge of approximately $190 million. In aggregate, the impact of purchase accounting, amortization of intangible assets, transaction-related expenses, stock-based compensation expense, and other corporate expenses totaled $5.1 billion for both Fiscal 2019 and Fiscal 2018. Excluding these costs, total non-GAAP operating expenses for Fiscal 2019 increased 13%. The increases in operating expenses and non-GAAP operating expenses were primarily due to an increase in selling, general, and administrative expenses associated with our revenue growth and sales headcount.

•
Selling, General, and Administrative — Selling, general, and administrative expenses increased 11% during Fiscal 2019. The increases in SG&A expenses were primarily driven by investments in our go-to-market capabilities, including sales headcount, and higher performance-based compensation and commission costs, as well as a goodwill impairment charge of $190 million.

•
Research and Development — Research and development expenses are primarily composed of personnel-related expenses related to product development. R&D expenses as a percentage of net revenue for Fiscal 2019 and Fiscal 2018 were approximately 5.1% and 5.5%, respectively. The decreases in R&D expenses as a percentage of net revenue were attributable to revenue growth that outpaced the scale of R&D investments.  As our industry continues to change and as the needs of our customers evolve, we intend to support R&D initiatives to innovate and introduce new and enhanced solutions into the market.

Operating Income/Loss

Fiscal 2020 compared to Fiscal 2019

During Fiscal 2020, our operating income was $2.6 billion compared to an operating loss of $0.2 billion in Fiscal 2019 primarily due to lower component costs. The operating income we recognized for Fiscal 2020 was primarily attributable to an increase in operating income for CSG and a decrease in amortization of intangible assets, partially offset by an increase in other corporate expenses, which primarily included Virtustream impairment charges.

Amortization of intangible assets and other corporate expenses that impacted operating income totaled $5.6 billion and $6.6 billion for Fiscal 2020 and Fiscal 2019, respectively. Excluding these costs, the impact of purchase accounting, stock-based compensation expense, and transaction-related expenses, our non-GAAP operating income increased 15% to $10.1 billion during Fiscal 2020. The increase in non-GAAP operating income for Fiscal 2020 was primarily due to an increase in operating income for CSG.

Fiscal 2019 compared to Fiscal 2018

During Fiscal 2019, our operating loss decreased 92% to $191 million. The decrease in our operating loss for Fiscal 2019 was primarily attributable to a decrease in amortization of intangible assets and purchase accounting adjustments and an increase in operating income for ISG and, to a lesser extent, VMware.

Amortization of intangible assets and purchase accounting adjustments that impacted operating income totaled $7.0 billion and $8.5 billion for Fiscal 2019 and Fiscal 2018, respectively. Excluding these costs, transaction-related expenses, stock-based compensation expense, and other corporate expenses, non-GAAP operating income increased 14% to $8.9 billion during Fiscal 2019. The increase in non-GAAP operating income for Fiscal 2019 was primarily due to an increase in operating income for ISG and, to a lesser extent, VMware.

Interest and Other, Net

The following table provides information regarding interest and other, net for each of the periods presented:

	Fiscal Year Ended
	January 31, 2020	February 1, 2019	February 2, 2018
	(in millions)
Interest and other, net:
Investment income, primarily interest	$160	$313	$207
Gain (loss) on strategic investments, net	194	342	72
Interest expense	(2,675)	(2,488)	(2,406)
Foreign exchange	(162)	(206)	(113)
Other	(143)	(131)	(113)
Total interest and other, net	$(2,626)	$(2,170)	$(2,353)

Fiscal 2020 compared to Fiscal 2019

During Fiscal 2020, the change in interest and other, net was unfavorable by $456 million, primarily due to higher interest expense on higher average debt balances and decreases in net gain on strategic investments and investment income. In connection with the Class V transaction, we incurred additional debt and liquidated a significant amount of our investments to fund a portion of the cash consideration paid. This resulted in higher interest expense and lower investment income in Fiscal 2020. The effect of increased debt incurred in connection with the Class V transaction was offset in part by our repayment of approximately $5 billion principal amount of debt during Fiscal 2020. See Note 3 and Note 6 of the Notes to the Consolidated Financial Statements included in this report for further information regarding our investments and debt, respectively.

Fiscal 2019 compared to Fiscal 2018

In Fiscal 2019, we adopted the new accounting guidance for “Recognition and Measurement of Financial Assets and Financial Liabilities” on a prospective basis. As a result, we record in interest and other, net changes in the fair value of our publicly-traded strategic investments and changes in the value of our strategic investments without readily determinable fair values when adjusted to fair value upon observable price changes or impairment. During Fiscal 2019, the change in interest and other, net was favorable by $183 million, primarily due to gains on strategic investments.

Income and Other Taxes

Our effective income tax rate benefits were 138325.0%, 7.6%, and 38.6% on pre-tax losses of $4 million, $2,361 million, and $4,769 million for Fiscal 2020, Fiscal 2019, and Fiscal 2018, respectively. The change in our effective income tax rate for Fiscal 2020 as compared to Fiscal 2019 was primarily driven by discrete tax items and a change in our jurisdictional mix of income. For Fiscal 2020, we had $5.5 billion in tax benefits on a loss before income taxes of $4 million. The change in our effective income tax rate for Fiscal 2019 as compared to Fiscal 2018 was primarily attributable to impacts of the Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform”).

Our effective income tax rate in Fiscal 2020 includes $4.9 billion of discrete tax benefits related to intra-entity asset transfers, $351 million of discrete tax benefits related to stock-based compensation, $305 million of discrete tax benefits related to an audit settlement, and $95 million of discrete tax benefits relating to Virtustream impairment charges discussed in Note 8 of the Notes to the Consolidated Financial Statements included in this report. In the first and second quarters of Fiscal 2020, we completed two intra-entity asset transfers of certain of our intellectual property to Irish subsidiaries, resulting in discrete tax benefits of $4.9 billion. The tax benefit for each intra-entity asset transfer was recorded as a deferred tax asset in the period of transaction and represents the book and tax basis difference on the transferred assets measured based on the applicable Irish statutory tax rate. The tax deductions for amortization of the assets will be recognized in the future and any amortization not deducted for tax purposes will be carried forward indefinitely under Irish Tax laws. We expect to be able to realize the deferred tax assets resulting from these intra-entity asset transfers. Our effective tax rate in Fiscal 2019 includes $154 million of discrete tax benefits resulting from the impact of our adoption of the new revenue standard under ASC 606 in the first quarter of Fiscal 2019.

U.S. Tax Reform was signed into law on December 22, 2017.  Among other things, U.S. Tax Reform lowers the U.S. corporate income tax rate to 21% from 35%, establishes a modified territorial system requiring a mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries, requires a minimum tax on certain future earnings generated by foreign subsidiaries while providing for future tax-free repatriation of earnings through a 100% dividends-received deduction, and places limitations on the deductibility of net interest expense. In December 2019, the U.S. Department of the Treasury released final and newly proposed regulations related to foreign tax credits and the base erosion anti-abuse tax, the impact of which was not material. We anticipate that the U.S. Department of the Treasury and the Internal Revenue Service will continue to issue regulatory guidance clarifying certain provisions of U.S. Tax Reform. When additional guidance is issued, we will recognize the related tax impact of our implementation of the guidance in the fiscal quarter of such issuance.

Our effective income tax rate can fluctuate depending on the geographic distribution of our worldwide earnings, as our foreign earnings are generally taxed at lower rates than in the United States. The differences between our effective income tax rate and the U.S. federal statutory rate of 21% principally result from the geographical distribution of income and differences between the book and tax treatment of certain items. In certain jurisdictions, our tax rate is significantly less than the applicable statutory rate as a result of tax holidays. The majority of our foreign income that is subject to these tax holidays and lower tax rates is attributable to Singapore, China, and Malaysia. A significant portion of these income tax benefits relates to a tax holiday that will be effective until January 31, 2029.  Our other tax holidays will expire in whole or in part during Fiscal 2022 through Fiscal 2030. Many of these tax holidays and reduced tax rates may be extended when certain conditions are met or may be terminated early if certain conditions are not met. As of January 31, 2020, we were not aware of any matters of noncompliance related to these tax holidays.

For further discussion regarding tax matters, including the status of income tax audits, see Note 11 of the Notes to the Consolidated Financial Statements included in this report.

Net Income/Loss

Fiscal 2020 compared to Fiscal 2019

During Fiscal 2020, net income was $5.5 billion, compared to a net loss of $2.2 billion in Fiscal 2019. The net income we recognized during Fiscal 2020 was primarily attributable to an increase in tax benefit and, to a lesser extent, an increase in operating income, which was partially offset by an increase in interest and other, net expense.

Net income for Fiscal 2020 and net loss for Fiscal 2019 included amortization of intangible assets, the impact of purchase accounting, transaction-related expenses, stock-based compensation expense, other corporate expenses, fair value adjustments on equity investments, and discrete tax items. Excluding these costs and the related tax impacts, non-GAAP net income increased 16% to $6.1 billion during Fiscal 2020. The increase in non-GAAP net income during Fiscal 2020 was primarily attributable to an increase in operating income, which was partially offset by an increase in interest and other, net expense.

Fiscal 2019 compared to Fiscal 2018

During Fiscal 2019, net loss decreased 25% to $2.2 billion. The decrease in net loss during Fiscal 2019 was primarily attributable to a decrease in operating loss and, to a lesser extent, a decrease in interest and other, net expense, which was partially offset by a decrease in tax benefit.

Excluding amortization of intangible assets, the impact of purchase accounting, transaction-related expenses, stock-based compensation expense, other corporate expenses, fair value adjustments on equity investments, discrete tax items, and the related tax impacts, non-GAAP net income increased 20% to $5.2 billion during Fiscal 2019. The increase in non-GAAP net income during Fiscal 2019 was primarily attributable to an increase in operating income and a decrease in interest and other, net expense, which was partially offset by an increase in income tax expense.

Non-controlling Interests

Fiscal 2020 compared to Fiscal 2019

Net income or loss attributable to non-controlling interests consisted of net income or loss attributable to our non-controlling interests in VMware, Inc., Pivotal, and Secureworks. Subsequent to VMware, Inc.’s acquisition of the non-controlling interest in Pivotal on December 30, 2019, we no longer have a separate non-controlling interest in Pivotal as of January 31, 2020. During Fiscal 2020 and Fiscal 2019, net income attributable to non-controlling interests was $913 million and $129 million, respectively. The increase in net income attributable to non-controlling interests in Fiscal 2020 was attributable to an increase in net income attributable to our non-controlling interest in VMware, Inc. For more information about our non-controlling interests, see Note 13 of the Notes to the Consolidated Financial Statements included in this report.

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

Net Income/Loss Attributable to Dell Technologies Inc.

Fiscal 2020 compared to Fiscal 2019

Net income or loss attributable to Dell Technologies Inc. represents net income or loss and an adjustment for non-controlling interests. Net income attributable to Dell Technologies Inc. was $4.6 billion in Fiscal 2020, compared to net loss attributable to Dell Technologies Inc. of $2.3 billion in Fiscal 2019. The net income attributable to Dell Technologies Inc. we recognized during Fiscal 2020 was primarily attributable to an increase in net income for the period.

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

Infrastructure Solutions Group:

The following table presents net revenue and operating income attributable to ISG for the respective periods:

	Fiscal Year Ended
	January 31, 2020	% Change	February 1, 2019	% Change	February 2, 2018
	(in millions, except percentages)
Net revenue:
Servers and networking	$17,127	(14)%	$19,953	28%	$15,533
Storage	16,842	—%	16,767	9%	15,384
Total ISG net revenue	$33,969	(7)%	$36,720	19%	$30,917

Operating income:
ISG operating income	$4,001	(4)%	$4,151	35%	$3,068
% of segment net revenue	11.8%		11.3%		9.9%

Fiscal 2020 compared to Fiscal 2019

Net Revenue — During Fiscal 2020, ISG net revenue decreased 7% primarily due to a decrease in sales of servers and networking. Revenue from servers and networking decreased 14% during Fiscal 2020, primarily driven by a decline in units sold of our PowerEdge servers due to a weaker demand environment. Certain competitive dynamics also contributed to lower server sales volumes, as we focused on profitability over net revenue growth. The decrease in ISG net revenue during Fiscal 2020 also reflected a decrease in average selling prices for servers due to competitive pressures in certain geographies, as well as component cost deflation.

Storage revenue remained flat during Fiscal 2020, with strong demand for hyper-converged products offset by softness in core storage. We continue to make go-to-market investments and enhancements to our storage solutions offerings and expect that these investments will drive long-term improvements in the business.

Component costs were deflationary in the aggregate for ISG during Fiscal 2020, and we continue to monitor our pricing in response to the changing cost environment. For Fiscal 2021, we expect an inflationary component cost environment, which may put pressure on ISG operating results, particularly in servers and networking.

We continue to see interest in flexible consumption models by our ISG customers as they seek to build greater flexibility into their cost structures. We generally provide these solutions under multi-year contracts that typically result in recognition of revenue over the term of the arrangement. We expect these flexible consumption models will further strengthen our customer relationships and will build more predictable revenue streams over time.

From a geographical perspective, net revenue attributable to ISG decreased in all regions during Fiscal 2020, with the largest decline in APJ. The decrease in ISG revenue in APJ was driven by a weaker demand environment, particularly in China, which we expect to continue into Fiscal 2021.

Operating Income — During Fiscal 2020, ISG operating income as a percentage of net revenue increased 50 basis points to 11.8% due to an increase in ISG gross margin percentage resulting from the deflationary cost environment which benefited servers, as discussed above. The increase in ISG operating margins was offset by an increase in ISG operating expenses as a percentage of ISG net revenue due to investments we made in our go-to-market capabilities to serve the needs of our customers.

Fiscal 2019 compared to Fiscal 2018

Net Revenue — During Fiscal 2019, ISG net revenue increased 19% primarily due to an increase in sales of servers and networking as well as an increase in sales of storage. Revenue from servers and networking increased 28% during Fiscal 2019, driven by an increase in both average selling price and units sold of our PowerEdge servers. Average selling prices increased due to the sale of servers with more robust compute capacity and higher memory and storage content, which was driven by customer demand for servers that enable big data analytics and software-defined storage solutions, including hyper-converged infrastructure, as well as increased component costs during the first half of Fiscal 2019. Storage revenue increased 9% during Fiscal 2019 due to strong growth in our network-attached storage and object storage solutions. Although component costs were inflationary during the first half of Fiscal 2019, they were slightly deflationary in the aggregate for ISG during the second half of Fiscal 2019.

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

Client Solutions Group:

The following table presents net revenue and operating income attributable to CSG for the respective periods:

	Fiscal Year Ended
	January 31, 2020	% Change	February 1, 2019	% Change	February 2, 2018
	(in millions, except percentages)
Net revenue:
Commercial	$34,277	11%	$30,893	12%	$27,507
Consumer	11,561	(6)%	12,303	5%	11,711
Total CSG net revenue	$45,838	6%	$43,196	10%	$39,218

Operating income:
CSG operating income	$3,138	60%	$1,960	(4)%	$2,044
% of segment net revenue	6.8%		4.5%		5.2%

Fiscal 2020 compared to Fiscal 2019

Net Revenue — During Fiscal 2020, CSG net revenue increased 6% primarily driven by the Microsoft Windows 10 operating system refresh cycle, combined with strong execution by the business. Although we expect continued strong CSG demand into the early part of Fiscal 2021, we expect overall CSG demand will decelerate in Fiscal 2021 as the Windows 10 refresh cycle winds down.

During Fiscal 2020, commercial net revenue increased 11% due to continued strong demand for our commercial products across all product categories. Consumer net revenue decreased 6%, due to lower demand as we continue to focus on commercial and higher-end consumer products. The decline in consumer demand was partially offset by an increase in average selling prices in all consumer product categories in Fiscal 2020.

The aggregate CSG component cost environment was deflationary in Fiscal 2020, but for Fiscal 2021, we currently expect an inflationary component cost environment, which will put pressure on CSG operating results.

From a geographical perspective, net revenue attributable to CSG increased in the Americas, EMEA, and APJ increased during Fiscal 2020.

Operating Income — During Fiscal 2020, CSG operating income as a percentage of net revenue increased 230 basis points to 6.8%. The increase was primarily due to lower component costs that positively impacted CSG gross margin and a shift in product mix to higher-margin product offerings.

Fiscal 2019 compared to Fiscal 2018

Net Revenue — During Fiscal 2019, CSG net revenue increased 10% due to continued strong demand for our commercial products and overall higher average selling prices driven by an increase in consumer sales. Commercial net revenue increased 12%, driven primarily by increased demand across all product categories. Consumer net revenue increased 5%, driven primarily by a shift in product mix to our high-end notebooks. During Fiscal 2019, we effectively managed our pricing in response to supply chain dynamics, geographical mix, foreign currency exchange fluctuations, and the component cost environment. The aggregate CSG component cost environment was deflationary in the second half of Fiscal 2019.

From a geographical perspective, net revenue attributable to CSG increased across all regions during Fiscal 2019.

Operating Income — During Fiscal 2019, CSG operating income as a percentage of net revenue decreased 70 basis points to 4.5%. The decrease was primarily due to higher component costs during the first half of Fiscal 2019 that negatively impacted CSG gross margin and to increases in CSG operating expense as a percentage of revenue resulting from higher performance-driven commission costs and marketing expense related to our net revenue growth. In addition, the decline in CSG operating income as a percentage of revenue during Fiscal 2019 was partially attributable to a $68 million vendor settlement benefit recorded during Fiscal 2018, which added an incremental 20 basis points to our operating income percentage in the prior period that did not recur. Excluding the effect of this vendor settlement, CSG operating income as a percentage of revenue decreased 50 basis points during Fiscal 2019.

VMware:

The following table presents net revenue and operating income attributable to VMware for the respective periods. During Fiscal 2020, the Company reclassified Pivotal operating results from other businesses to the VMware reportable segment. Prior period results have been recast to conform with current period presentation.

	Fiscal Year Ended
	January 31, 2020	% Change	February 1, 2019	% Change	February 2, 2018
	(in millions, except percentages)
Net revenue:
VMware net revenue	$10,905	12%	$9,741	15%	$8,485

Operating income:
VMware operating income	$3,081	5%	$2,926	10%	$2,671
% of segment net revenue	28.3%		30.0%		31.5%

Fiscal 2020 compared to Fiscal 2019

Net Revenue — VMware net revenue, inclusive of Pivotal, primarily consists of revenue from the sale of software licenses under perpetual licenses for subscriptions and SaaS, related software maintenance services, and support, training, consulting services, and hosted services. VMware net revenue during Fiscal 2020 increased 12% primarily due to growth in subscriptions and SaaS, as well as an increase in sales of software maintenance services. Software maintenance revenue benefited from strong renewals of VMware enterprise agreements, revenue recognized from maintenance contracts sold in prior periods, and additional maintenance contracts sold in conjunction with new software license sales.

From a geographical perspective, approximately half of VMware net revenue during Fiscal 2020 was generated by sales to customers in the United States. VMware net revenue for Fiscal 2020 was positively affected by growth across U.S. and international markets.

Operating Income — During Fiscal 2020, VMware operating income as a percentage of net revenue decreased 170 basis points to 28.3%. The decrease was driven by an increase in operating expenses as a percentage of net revenue as the result of an increase in compensation-related expense associated with sales and sales support, primarily due to increased headcount, as well as to an increase in R&D expenses.

Fiscal 2019 compared to Fiscal 2018

Net Revenue — VMware net revenue during Fiscal 2019 increased 15% primarily due to growth in subscription and SaaS software license revenue and sales of software maintenance services. Software license revenue benefited from broad-based growth across the product portfolio. Software maintenance revenue benefited from strong renewals, revenue recognized from maintenance contracts sold in prior periods, and new maintenance contracts sold during the period.

From a geographical perspective, approximately half of VMware net revenue during Fiscal 2019 was generated by sales to customers in the United States. VMware net revenue for Fiscal 2019 benefited from growth across U.S. and international markets.

Operating Income — During Fiscal 2019, VMware operating income as a percentage of net revenue decreased 150 basis points to 30.0%. The decrease was driven by an increase in operating expenses as a percentage of revenue due to an increase in compensation-related expense associated with sales and sales support, which reflected increased performance-driven commission costs and headcount, as well as to an increase in R&D expenses.

OTHER BALANCE SHEET ITEMS

Accounts Receivable

We sell products and services directly to customers and through other sales channels, such as value-added resellers, system integrators, distributors, and retailers. Our accounts receivable, net, was $12.5 billion and $12.4 billion as of January 31, 2020 and February 1, 2019, respectively. We maintain an allowance for doubtful accounts to cover receivables that may be deemed uncollectible. The allowance for losses is based on a provision for accounts that are collectively evaluated based on historical bad debt experience as well as specific identifiable customer accounts that are deemed at risk. As of January 31, 2020 and February 1, 2019, the allowance for doubtful accounts was $94 million and $85 million, respectively. Based on our assessment, we believe that we are adequately reserved for expected credit losses. We monitor the aging of our accounts receivable and continue to take actions to reduce our exposure to credit losses.

Dell Financial Services and Financing Receivables

Dell Financial Services and its affiliates (“DFS”) support Dell Technologies by offering and arranging various financing options and services for our customers globally, including through captive financing operations in North America, Europe, Australia, and New Zealand. DFS originates, collects, and services customer receivables primarily related to the purchase of our product, software, and service solutions. DFS further strengthens our customer relationships through its flexible consumption models, which enable us to offer our customers the option to pay over time and, in certain cases, based on utilization, to provide them with financial flexibility to meet their changing technological requirements. New financing originations were $8.5 billion, $7.3 billion, and $6.3 billion for Fiscal 2020, Fiscal 2019, and Fiscal 2018, respectively.

As of February 2, 2019, we adopted the new lease standard discussed in Note 2 of the Notes to the Consolidated Financial Statements included in this report. The adoption of the new lease standard did not result in a change to leases that commenced prior to adoption. For new leases that commenced subsequent to the adoption of the new lease standard, we account for the leases as sales-type leases, direct financing leases, or operating leases depending on lease classification guidance. Amounts due from lessees under sales-type leases or direct financing leases are recorded as part of financing receivables, with interest income recognized over the contract term. On commencement of sales-type leases, we typically qualify for up-front revenue recognition. On originations of operating leases, we record equipment under operating leases, classified as property, plant, and equipment, and recognize rental revenue and depreciation expense, classified as cost of net revenue, over the contract term. Direct financing leases under the new lease standard are immaterial.

As of January 31, 2020 and February 1, 2019, our financing receivables, net were $9.7 billion and $8.6 billion, respectively. We maintain an allowance to cover expected financing receivable credit losses and evaluate credit loss expectations based on our total portfolio. For Fiscal 2020, Fiscal 2019, and Fiscal 2018, the principal charge-off rate for our total portfolio was 1.0%, 1.2%, and 1.5%, respectively. The credit quality of our financing receivables has improved in recent years due to an overall improvement in the credit environment and as the mix of high-quality commercial accounts in our portfolio has continued to increase. We continue to monitor broader economic indicators and their potential impact on future loss performance. We have an extensive process to manage our exposure to customer credit risk, including active management of credit lines and our collection activities. We also sell selected fixed-term financing receivables to unrelated third parties on a periodic basis, primarily to manage certain concentrations of customer credit exposure.  Based on our assessment of the customer financing receivables, we believe that we are adequately reserved.

We retain a residual interest in equipment leased under our lease programs. As of January 31, 2020 and February 1, 2019, the residual interest recorded as part of financing receivables was $582 million and $674 million, respectively. The amount of the residual interest is established at the inception of the lease based upon estimates of the value of the equipment at the end of the lease term using historical studies, industry data, and future value-at-risk demand valuation methods. On a quarterly basis, we assess the carrying amount of our recorded residual values for impairment. Generally, residual value risk on equipment under lease is not considered to be significant, because of the existence of a secondary market with respect to the equipment. The lease agreement also clearly defines applicable return conditions and remedies for non-compliance, to ensure that the leased equipment will be in good operating condition upon return. Model changes and updates, as well as market strength and product acceptance, are monitored and adjustments are made to residual values in accordance with the significance of any such changes. Our remarketing sales staff works closely with customers and dealers to manage the sale of lease returns and the recovery of residual exposure. No impairment losses were recorded related to residual assets during Fiscal 2020.

Equipment under operating leases, net was $840 million as of January 31, 2020 and was immaterial as of February 1, 2019. The increase in equipment under operating leases, net is due to our adoption of the new lease standard and the elimination of the third-party residual value guarantee insurance in the lease classification test for sales-type leases. Based on triggering events, we assess the carrying amount of the equipment under operating leases recorded for impairment. No material impairment losses were recorded related to such equipment during Fiscal 2020.

DFS offerings are initially funded through cash on hand at the time of origination, most of which is subsequently replaced with third-party financing. For DFS offerings which qualify as sales-type leases, the initial funding of financing receivables is reflected as an impact to cash flows from operations, and is largely subsequently offset by cash proceeds from financing. For DFS operating leases, which have increased in Fiscal 2020 with the adoption of the new leasing standard, the initial funding is classified as a capital expenditure and reflected as an impact to cash flows used in investing activities.
See Note 4 of the Notes to the Consolidated Financial Statements included in this report for additional information about our financing receivables and the associated allowances.

Off-Balance Sheet Arrangements
As of January 31, 2020, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition or results of operations.

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

The impact of any credit adjustments related to our use of counterparties on our Consolidated Financial Statements included in this report is immaterial.

Liquidity and Capital Resources

To support our ongoing business operations, we rely on operating cash flows as our primary source of liquidity. We monitor the efficiency of our balance sheet to ensure that we have adequate liquidity to support our strategic initiatives. In addition to internally generated cash, we have access to other capital sources to finance our strategic initiatives and fund growth in our financing operations. As of January 31, 2020, we had $9.3 billion of total cash and cash equivalents. Our strategy is to deploy capital from any potential source, whether internally generated cash or debt, depending on the adequacy and availability of that source of capital and whether it can be accessed in a cost-effective manner.

During the fourth quarter of Fiscal 2019, as discussed above in “Introduction — Class V Transaction,” we completed a transaction in which all issued and outstanding shares of Class V Common Stock were exchanged for cash or shares of Class C Common Stock at the stockholder’s election. We paid a total of $14 billion of cash to holders of Class V Common Stock. To fund a majority of the cash payment to stockholders, VMware, Inc. declared a $11 billion one-time special cash dividend (the “Special Dividend”), which was paid pro-rata to VMware, Inc. stockholders as of the dividend record date of December 27, 2018 and in connection with the completion of the Class V transaction. Our cash, cash equivalents, and investments declined significantly, commensurate with the cash required to fund this transaction.

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

The following table presents our cash and cash equivalents as well as our available borrowings as of the dates indicated:

	January 31, 2020	February 1, 2019
	(in millions)
Cash and cash equivalents, and available borrowings:
Cash and cash equivalents (a)	$9,302	$9,676
Remaining available borrowings under revolving credit facilities	5,972	5,586
Total cash, cash equivalents, and available borrowings	$15,274	$15,262
____________________

(a)	Of the $9.3 billion of cash and cash equivalents as of January 31, 2020, $2.9 billion was held by VMware, Inc.

Our revolving credit facilities as of January 31, 2020 include the Revolving Credit Facility and the China Revolving Credit Facility. The Revolving Credit Facility and the China Revolving Credit Facility have maximum aggregate borrowings of $4.5 billion and $0.5 billion, respectively. Available borrowings under these facilities are reduced by draws on the facility and, under the Revolving Credit Facility, outstanding letters of credit. As of January 31, 2020, there were no borrowings outstanding under the facilities and remaining available borrowings totaled approximately $5.0 billion. We may regularly use our available borrowings from our Revolving Credit Facility on a short-term basis for general corporate purposes.

In March 2020, we drew $3.0 billion under the Revolving Credit Facility, with the majority of the proceeds held as cash and cash equivalents. We increased our borrowing under the Revolving Credit Facility as a precautionary measure to increase our cash position and preserve financial flexibility in light of current disruption and uncertainty in the global markets resulting from the outbreak of COVID-19.

Subsequent to January 31, 2020, upon the expiration of the China Revolving Credit Facility in February 2020, the facility terminated.

The VMware Revolving Credit Facility has maximum aggregate borrowings of $1.0 billion. As of January 31, 2020, $1.0 billion was available under the VMware Revolving Credit Facility. The VMware Term Loan Facility has a borrowing capacity of up to $2.0 billion. VMware, Inc. may borrow against the VMware Term Loan Facility two times up to its borrowing capacity of $2.0 billion until February 7, 2020. As of January 31, 2020, borrowings under the facility were $1.5 billion, with no remaining amount available for additional borrowings. None of the net proceeds of such borrowings are made available to support the operations or satisfy any corporate purposes of Dell Technologies, other than the operations and corporate purposes of VMware, Inc. and VMware, Inc.’s subsidiaries.

The Pivotal Revolving Credit Facility had maximum aggregate borrowings of $100 million and was terminated during Fiscal 2020.

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

Debt

The following table presents our outstanding debt as of the dates indicated:

	January 31, 2020	Increase (Decrease)	February 1, 2019
	(in millions)
Core debt
Senior Secured Credit Facilities and First Lien Notes	$29,664	$(3,056)	$32,720
Unsecured Notes and Debentures	1,352	(600)	1,952
Senior Notes	2,700	(550)	3,250
EMC Notes	1,600	(1,400)	3,000
DFS allocated debt	(1,495)	120	(1,615)
Total core debt	33,821	(5,486)	39,307
DFS related debt
DFS debt	7,765	1,836	5,929
DFS allocated debt	1,495	(120)	1,615
Total DFS related debt	9,260	1,716	7,544
Margin Loan Facility and other	4,024	636	3,388
Debt of public subsidiary
VMware Notes	4,000	—	4,000
VMware Term Loan Facility	1,500	1,500	—
Other	60	60	—
Total public subsidiary debt	5,560	1,560	4,000
Total debt, principal amount	52,665	(1,574)	54,239
Carrying value adjustments	(609)	109	(718)
Total debt, carrying value	$52,056	$(1,465)	$53,521

During Fiscal 2020, the outstanding principal amount of our debt decreased by $1.6 billion to $52.7 billion as of January 31, 2020.

During Fiscal 2020, core debt decreased by $5.5 billion to $33.8 billion as of January 31, 2020. We define core debt as the total principal amount of our debt, less DFS related debt, our Margin Loan Facility and other debt, and public subsidiary debt. The decrease in core debt was primarily due to our deleveraging efforts. See Note 6 of the Notes to the Consolidated Financial Statements included in this report for more information about our debt.

During Fiscal 2020, we issued an additional $1.8 billion, net, in DFS debt to support the expansion of its financing receivables portfolio. DFS related debt primarily represents debt from our securitization and structured financing programs. The majority of DFS debt is non-recourse to Dell Technologies and represents borrowings under securitization programs and structured financing programs, for which our risk of loss is limited to transferred lease and loan payments and associated equipment, and the credit holders under these programs have no recourse to Dell Technologies.

To fund expansion of the DFS business, we balance the use of the securitization and structured financing programs with other sources of liquidity. We approximate the amount of our debt used to fund the DFS business by applying a 7:1 debt to equity ratio to the sum of our financing receivables balance and equipment under our DFS operating leases, net. The debt to equity ratio is based on the underlying credit quality of the assets. See Note 4 of the Notes to the Consolidated Financial Statements included in this report for more information about our DFS debt.

As of January 31, 2020, margin loan and other debt primarily consisted of the $4.0 billion Margin Loan Facility. We amended the Margin Loan Facility during the first quarter of Fiscal 2020, and increased the principal amount of the facility by $650 million to $4.0 billion. As of February 1, 2019, margin loan and other debt primarily consisted of the $3.4 billion Margin Loan Facility.

Public subsidiary debt represents VMware, Inc. indebtedness. During Fiscal 2020, VMware, Inc. entered into a senior unsecured term loan facility described above. As of January 31, 2020, borrowings under the facility were $1.5 billion. See Note 6 of the Notes to the Consolidated Financial Statements included in this report for more information about VMware, Inc. debt.

VMware, Inc. and its respective subsidiaries are unrestricted subsidiaries for purposes of the core debt of Dell Technologies.  Neither Dell Technologies nor any of its subsidiaries, other than VMware, Inc., is obligated to make payment on the VMware Notes or the VMware Term Loan Facility.  None of the net proceeds of the VMware Notes or the VMware Term Loan Facility are made available to support the operations or satisfy any corporate purposes of Dell Technologies, other than the operations and corporate purposes of VMware, Inc. and its subsidiaries.

Our requirements for cash to pay principal and interest on our debt increased significantly due to the borrowings we incurred to finance the EMC merger transaction, and to a lesser extent, the Class V transaction. We have made good progress in paying down core debt since the EMC merger transaction. We believe we will continue to be able to make our debt principal and interest payments, including the short-term maturities, from existing and expected sources of cash, primarily from operating cash flows. Cash used for debt principal and interest payments may include short-term borrowings under our revolving credit facilities. We will continue to focus on paying down core debt. Under our variable-rate debt, we could experience variations in our future interest expense from potential fluctuations in LIBOR, or from possible fluctuations in the level of DFS debt required to meet future demand for customer financing. We or our affiliates or their related persons, at our or their sole discretion, may purchase, redeem, prepay, refinance, or otherwise retire any amount of our outstanding indebtedness under the terms of such indebtedness at any time and from time to time, in open market or negotiated transactions with the holders of such indebtedness or otherwise, as appropriate market conditions exist.

Cash Flows

The following table presents a summary of our Consolidated Statements of Cash Flows for the periods indicated:

	Fiscal Year Ended
	January 31, 2020	February 1, 2019	February 2, 2018
	(in millions)
Net change in cash from:
Operating activities	$9,291	$6,991	$6,843
Investing activities	(4,686)	3,389	(2,875)
Financing activities	(4,604)	(14,329)	403
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(90)	(189)	175
Change in cash, cash equivalents, and restricted cash	$(89)	$(4,138)	$4,546

Operating Activities — Cash provided by operating activities was $9.3 billion and $7.0 billion during Fiscal 2020 and Fiscal 2019, respectively. The increase in operating cash flows during Fiscal 2020 was attributable improved profitability and working capital discipline. During Fiscal 2019, we experienced supply chain dynamics that temporarily increased our inventory and negatively impacted working capital. These dynamics normalized in Fiscal 2020 with a resulting decrease to inventory and beneficial impact to our working capital.

Cash provided by operating activities was $7.0 billion and $6.8 billion during Fiscal 2019 and Fiscal 2018, respectively. The increase in operating cash flows during Fiscal 2019 was attributable to business growth, which drove higher deferred revenue and improved profitability due to product mix and higher average selling prices, partially offset by an increase in inventory.

DFS offerings are initially funded through cash on hand at the time of origination, most of which is subsequently replaced with third-party financing. For DFS offerings which qualify as sales-type leases, the initial funding of financing receivables is reflected as an impact to cash flows from operations, and is largely subsequently offset by cash proceeds from financing. For DFS operating leases, which have increased in Fiscal 2020 with the adoption of the new leasing standard, the initial funding is classified as capital expenditures and reflected as cash flows used in investing activities. DFS new financing originations were

$8.5 billion and $7.3 billion during Fiscal 2020 and Fiscal 2019, respectively. As of January 31, 2020, DFS had $9.7 billion of total net financing receivables and $0.8 billion of equipment under DFS operating leases, net.

Investing Activities — Investing activities primarily consist of cash used to fund capital expenditures for property, plant, and equipment, capital expenditures for equipment under DFS operating leases, capitalized software development costs, strategic investments, acquisitions of businesses, and the maturities, sales, and purchases of investments. During Fiscal 2020, cash used in investing activities was $4.7 billion and was primarily driven by capital expenditures and acquisition of businesses.

Cash provided by investing activities was $3.4 billion during Fiscal 2019 and was primarily driven by the net sales of investments used to fund the Class V transaction, partially offset by capital expenditures and strategic investments. During Fiscal 2018, cash used by investing activities was $2.9 billion and was primarily driven by capital expenditures, capitalized software development costs, and net purchases of investments.

Financing Activities — Financing activities primarily consist of the proceeds and repayments of debt, cash used to repurchase common stock, and proceeds from the issuance of common stock of subsidiaries. Cash used in financing activities of $4.6 billion during Fiscal 2020 primarily consisted of net repayments of debt and repurchases of common stock by our public subsidiaries, primarily related to VMware Inc.’s acquisition of Pivotal.

Cash used in financing activities of $14.3 billion during Fiscal 2019 primarily consisted of $14.0 billion in cash paid to holders of the Class V Common Stock in the Class V transaction, partially offset by debt proceeds of $5.0 billion of debt incurred to fund a portion of this payment. Cash used by financing activities also included our repayments of an EMC Note in the amount of $2.5 billion and the Term Loan A-3 Facility in the amount of $1.2 billion, as well as the payment to VMware, Inc.’s public stockholders of $2.1 billion of the Special Dividend.

During Fiscal 2018, cash provided by financing activities of $0.4 billion was primarily driven by net proceeds from debt, primarily due to the issuance of the VMware Notes, partially offset by cash used for share repurchases.

Capital Commitments

Capital Expenditures — During Fiscal 2020, we spent $2.2 billion on property, plant, and equipment, which included equipment under DFS operating leases of $0.9 billion. During Fiscal 2019, we spent $1.2 billion on property, plant, and equipment. These expenditures were incurred in connection with our global expansion efforts and infrastructure investments made to support future growth, and, in Fiscal 2020, the funding of equipment under DFS operating leases. Product demand, product mix, and the use of contract manufacturers, as well as ongoing investments in operating and information technology infrastructure, influence the level and prioritization of our capital expenditures. Aggregate capital expenditures for Fiscal 2021, are expected to total between $2.4 billion and $2.6 billion, of which approximately $1.0 billion to $1.1 billion is expected for equipment under DFS operating leases.

Repurchases of Common Stock

On February 24, 2020, our board of directors approved a share repurchase program under which we are authorized to repurchase up to $1.0 billion of shares of Class C Common Stock over a 24-month period expiring on February 28, 2022.

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

VMware, Inc. Class A Common Stock Repurchases by VMware, Inc.

On May 29, 2019, VMware, Inc.’s board of directors authorized the repurchase of an additional $1.5 billion of VMware, Inc.’s Class A common stock. Since the date of the EMC merger transaction, VMware, Inc.’s board of directors has authorized total repurchases of $3.7 billion, of which $1.0 billion remained available as of January 31, 2020. During Fiscal 2020, VMware, Inc. repurchased 7.7 million shares of its Class A common stock in the open market for approximately $1.3 billion, of which approximately $0.2 billion impacted Dell Technologies’ accumulated deficit balance as of January 31, 2020 as a result of the periodic depletion of VMware, Inc.’s additional paid-in capital balance.

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

Contractual Cash Obligations

The following table presents a summary our contractual cash obligations as of January 31, 2020:

		Payments Due by Fiscal Year
	Total	2021	2022-2023	2024-2025	Thereafter
	(in millions)
Contractual cash obligations:
Principal payments on long-term debt:
Core debt	$35,316	$829	$6,433	$11,102	$16,952
DFS related debt	7,765	4,154	3,516	95	—
Margin Loan Facility and other	4,024	12	4,005	—	7
Debt of public subsidiary	5,560	2,753	1,513	15	1,279
Total principal payments on long-term debt	52,665	7,747	15,467	11,212	18,239
Interest	13,821	1,997	3,234	2,143	6,447
Purchase obligations	4,352	3,900	385	64	3
Operating leases	2,139	458	672	332	677
Tax obligations	183	19	55	109	—
Contractual cash obligations	$73,160	$14,121	$19,813	$13,860	$25,366

Principal Payments on Long-Term Debt — Our expected principal cash payments on borrowings are exclusive of discounts and premiums. We have outstanding long-term notes with varying maturities. As of January 31, 2020, the future principal payments related to our DFS debt were expected to be $4.2 billion in Fiscal 2021, $3.5 billion in Fiscal 2022-2023, and $95 million in Fiscal 2024-2025. For additional information about our debt, see Note 6 of the Notes to the Consolidated Financial Statements included in this report.

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

Operating Leases — We lease property and equipment, manufacturing facilities, and office space under non-cancelable leases. Certain of these leases obligate us to pay taxes, maintenance, and repair costs. See Note 5 of the Notes to the Consolidated Financial Statements included in this report for additional information about our leasing transactions in which we are the lessee.

Tax Obligations — Tax obligations represent a one-time mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries, payable over eight years. Excluded from the table above are $2.5 billion in additional liabilities associated with uncertain tax positions as of January 31, 2020. We are unable to reliably estimate the expected payment dates for any liabilities for uncertain tax positions. See Note 11 of the Notes to the Consolidated Financial Statements included in this report for more information on these tax matters.

Critical Accounting Policies

We prepare our financial statements in conformity with GAAP, which requires certain estimates, assumptions, and judgments to be made that may affect our Consolidated Statements of Financial Position and Consolidated Statements of Income (Loss). Accounting policies that have a significant impact on our Consolidated Financial Statements are described in Note 2 of the Notes to the Consolidated Financial Statements included in this report. The accounting estimates and assumptions discussed in this section are those that we consider to be the most critical. We consider an accounting policy to be critical if the nature of the estimate or assumption is subject to a material level of judgment and if changes in those estimates or assumptions are reasonably likely to materially impact our Consolidated Financial Statements. We have discussed the development, selection, and disclosure of our critical accounting policies with the Audit Committee of our board of directors.

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

(5)
Recognize revenue when (or as) the performance obligation is satisfied. Revenue is recognized when obligations under the terms of the contract with our customer are satisfied. Revenue is recognized either over time or at a point in time, depending on when the underlying products or services are transferred to the customer. Revenue is recognized at a point in time for products upon transfer of control. Revenue is recognized over time for support and deployment services, software support, software-as-a-service (“SaaS”), and infrastructure-as-a-service (“IaaS”). Revenue is recognized either over time or at a point in time for professional services and training depending on the nature of the offering to the customer.

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

Other

Revenue from leasing arrangements is not subject to the revenue standard for contracts with customers and remains separately accounted for under existing lease accounting guidance. The Company records operating lease rental revenue as product revenue on a straight-line basis over the lease term. We record revenue from the sale of equipment under sales-type leases as product revenue in an amount equal to the present value of minimum lease payments at the inception of the lease. Sales-type leases also produce financing income, which is included in net products revenue in the Consolidated Statements of Income (Loss) and is recognized at effective rates of return over the lease term. We also offer qualified customers fixed-term loans and revolving credit lines for the purchase of our products and services. Financing income attributable to these loans is recognized in product net revenue on an accrual basis.

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

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Dell Technologies is exposed to a variety of market risks, including risks associated with foreign currency exchange rate fluctuations, interest rate changes affecting its variable-rate debt, and changes in the market value of equity investments. In the normal course of business, Dell Technologies employs established policies and procedures to manage these risks.

Foreign Currency Risk

During Fiscal 2020 and Fiscal 2019, the principal foreign currencies in which Dell Technologies transacted business were the Euro, Chinese Renminbi, Japanese Yen, British Pound, and Canadian Dollar. The objective of Dell Technologies in managing its exposures to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations associated with foreign currency exchange rate changes on earnings and cash flows. Accordingly, Dell Technologies utilizes foreign currency option contracts and forward contracts to hedge its exposure on forecasted transactions and firm commitments for certain currencies. Dell Technologies monitors its foreign currency exchange exposures to ensure the overall effectiveness of its foreign currency hedge positions. However, there can be no assurance that the foreign currency hedging activities will continue to substantially offset the impact of fluctuations in currency exchange rates on Dell Technologies’ results of operations and financial position in the future.
Based on the outstanding foreign currency hedge instruments of Dell Technologies, which include designated and non-designated instruments, there was a maximum potential one-day loss in fair value at a 95% confidence level of approximately $24 million as of January 31, 2020 and $29 million as of February 1, 2019 using a Value-at-Risk (“VAR”) model. By using market implied rates and incorporating volatility and correlation among the currencies of a portfolio, the VAR model simulates 10,000 randomly generated market prices and calculates the difference between the fifth percentile and the average as the Value-at-Risk. The VAR model is a risk estimation tool and is not intended to represent actual losses in fair value that could be incurred. Additionally, as Dell Technologies utilizes foreign currency instruments for hedging forecasted and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure.

Interest Rate Risk

Dell Technologies is primarily exposed to interest rate risk related to its variable-rate debt portfolio.

Variable-Rate Debt — As of January 31, 2020, Dell Technologies’ variable-rate debt consisted of $8.9 billion of outstanding borrowings under its Senior Secured Credit Facilities, $4.0 billion of outstanding borrowings under its Margin Loan Facility, $1.5 billion of outstanding DFS borrowings, and $1.5 billion outstanding under the VMware Term Loan Facility. Amounts outstanding under these facilities generally bear interest at variable rates equal to applicable margins plus specified base rates or LIBOR-based rates. Accordingly, Dell Technologies is exposed to market risk based on fluctuations in interest rates on borrowings under the facilities where we do not mitigate the interest rate risk through the use of interest rate swaps. As of January 31, 2020, outstanding borrowings under the Senior Secured Credit and Margin Loan facilities accrued interest at an annual rate between 3.41% and 4.17%, whereas DFS borrowings accrued interest at an annual rate between 0.74% and 6.67%.

Based on the variable-rate debt outstanding as of January 31, 2020, a 100 basis point increase in interest rates would have resulted in an increase of approximately $160 million in annual interest expense. For more information about our debt, see Note 6 of the Notes to the Consolidated Financial Statements included in this report.

By comparison, as of February 1, 2019, Dell Technologies had $12.7 billion of outstanding borrowings under its Senior Secured Credit Facilities, $3.4 billion of outstanding borrowings under its Margin Loan Facility, and $1.9 billion of outstanding DFS borrowings. Based on this variable-rate debt outstanding as of February 1, 2019, a 100 basis point increase in interest rates would have resulted in an increase of approximately $179 million in annual interest expense.

Equity Price Risk

Strategic Investments — Our strategic investments include privately held companies which are considered to be in the start-up or development stages and are inherently risky. The technologies or products these companies have under development are typically in the early stages and may never materialize, which could result in a loss of a substantial part of our initial investment in the companies. We account for these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar security of the same issuer. The evaluation is based on information provided by these companies, which are not subject to the same disclosure obligations as U.S. publicly traded companies, and as such, the basis for these evaluations is subject to the timing and accuracy of the data provided. The carrying value of our strategic investments without readily determinable fair values was $852 million and $671 million as of January 31, 2020 and February 1, 2019, respectively.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Dell Technologies Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial position of Dell Technologies Inc. and its subsidiaries (the “Company”) as of January 31, 2020 and February 1, 2019, and the related consolidated statements of income (loss), of comprehensive income (loss), of stockholders' equity (deficit) and of cash flows for each of the three years in the period ended January 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2020 and February 1, 2019, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases as of February 2, 2019.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition - Identification of Performance Obligations in Revenue Contracts

As described in Notes 2 and 19 to the consolidated financial statements, the Company’s contracts with customers often include the promise to transfer multiple goods and services to a customer. Distinct promises within a contract are referred to as performance obligations and are accounted for as separate units of account. Management assesses whether each promised good or service is distinct for the purpose of identifying the performance obligations in the contract. This assessment involves subjective determinations and requires management to make judgments about the individual promised goods or services and whether such goods or services are separable from the other aspects of the contractual relationship. The Company’s performance obligations include various distinct goods and services such as hardware, software licenses, warranties, and other service offerings and solutions. For the year ended January 31, 2020, a significant portion of the $34 billion Infrastructure Solutions Group (“ISG”) and $10.9 billion VMware reportable segment net revenues relate to contracts with multiple performance obligations.

The principal considerations for our determination that performing procedures relating to the identification of performance obligations in revenue contracts is a critical audit matter are there was significant judgment by management in identifying performance obligations in revenue contracts, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures to evaluate whether performance obligations in revenue contracts were appropriately identified by management.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls related to the proper identification of performance obligations in revenue contracts. These procedures also included, among others, testing the completeness and accuracy of management’s identification of performance obligations by examining revenue contracts on a test basis.

Goodwill and Indefinite-lived Trade Names Impairment Assessments

As described in Note 8 to the consolidated financial statements, the Company’s consolidated goodwill and indefinite-lived trade names balances were $41.7 billion and $3.8 billion as of January 31, 2020, respectively. The goodwill associated with the Infrastructure Solutions Group (“ISG”) and RSA Security (“RSA”) goodwill reporting units represent a portion of the total goodwill balance. Goodwill and indefinite-lived intangible assets are tested for impairment annually during the third fiscal quarter and whenever events or circumstances may indicate that an impairment has occurred. Management performs a quantitative goodwill impairment test to measure the fair value of each goodwill reporting unit relative to its carrying amount, and to determine the amount of goodwill impairment loss to be recognized, if any. The fair value of the goodwill reporting units are generally estimated using a combination of public company multiples and discounted cash flow methodologies which require significant judgment, including estimation of future cash flows, which is dependent on internal forecasts, current and anticipated economic conditions and trends, selection of market multiples through assessment of the reporting unit’s performance relative to peer competitors, the estimation of the long-term revenue growth rate and discount rate of the Company’s business, and the determination of the Company’s weighted average cost of capital. The fair value of the indefinite-lived trade names is generally estimated using discounted cash flow methodologies. The discounted cash flow methodology requires significant judgment, including estimation of future revenue, which is dependent on internal forecasts, the estimation of the long-term revenue growth rate of the Company’s business and the determination of the Company’s weighted average cost of capital and royalty rates.

The principal considerations for our determination that performing procedures relating to goodwill and indefinite-lived trade names impairment assessments is a critical audit matter are that there was significant judgment by management when developing the fair value measurements of the ISG and RSA reporting units and certain of the indefinite-lived trade names, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management’s selection of market multiples and cash flow projections, including significant assumptions related to long-term revenue growth rates and the discount rate. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill and indefinite-lived trade names impairment assessments, including controls over the fair value of the ISG and RSA reporting units and indefinite-lived trade names. These procedures also included, among others, testing management’s process for developing the fair value estimates, evaluating the appropriateness of the public company multiples and discounted cash flow methodologies, testing completeness and accuracy of underlying data used in the methodologies, and evaluating the reasonableness of management’s selection of market multiples, and significant assumptions used by management in estimating the fair value of the ISG and RSA reporting units and certain of the indefinite-lived trade names, including the long-term revenue growth rates and the discount rate. Evaluating the assumptions related to the long-term revenue growth rates involved evaluating whether assumptions used by management were reasonable considering the past performance of each reporting unit and certain of the indefinite-lived trade names, consistency with third-party industry data, and whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted future cash flow methodologies and certain assumptions, including the discount rate.

Intra-entity Transfer of Intellectual Property Rights

As described in Note 11 to the consolidated financial statements, the Company completed two intra-entity asset transfers of certain of its intellectual property (the “IP”) to Irish subsidiaries, resulting in discrete tax benefits of $4.9 billion. The tax benefit for each intra-entity asset transfer was recorded as a deferred tax asset in the period of transaction and represents the book and tax basis difference on the transferred assets measured based on the IP’s current fair value and applicable Irish statutory tax rate. The Company applied significant judgment when determining the fair value of the IP, which serves as the tax basis of the deferred tax asset, and in evaluating the associated tax laws in the applicable jurisdictions.

The principal considerations for our determination that performing procedures relating to the intra-entity transfers of the intellectual property rights is a critical audit matter are (i) there was significant judgment by management when determining the fair value of certain of the intellectual property subject to the intra-entity asset transfers which serves as the tax basis of the deferred tax asset and in evaluating the associated application of tax laws in the applicable jurisdictions, which in turn led to a high degree of auditor judgment, subjectivity and effort in applying procedures relating to the reasonableness of management’s determination of the fair value of certain of the intellectual property subject to the intra-entity asset transfers which serves as the tax basis of the deferred tax asset and in evaluating the associated application of tax laws in the applicable jurisdiction and (ii) the audit effort also involved the use of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the accounting for certain of the intra-entity transfers of the intellectual property, including controls over management’s review of the underlying agreements, determination of the tax basis, and management's assessment of the tax laws applicable to the transfer of a license for intellectual property. These procedures also included, among others, (i) examination of the underlying agreements, (ii) testing the information used in the calculation of the deferred tax asset, including management’s estimate of the fair value of certain of the intellectual property which serves as the tax basis for the deferred tax asset and evaluating the tax laws applicable to the transfer of the intellectual property, and (iii) testing the calculation of the deferred tax asset. Professionals with specialized skill and knowledge were used to assist in the evaluation of management’s determination of the fair value of the intellectual property which serves as the tax basis for the deferred tax asset and applicability of the Irish income tax laws and regulations.

/s/ PricewaterhouseCoopers LLP

Austin, Texas
March 27, 2020

We have served as the Company’s auditor since 1986.

DELL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in millions)

	January 31, 2020	February 1, 2019
ASSETS
Current assets:
Cash and cash equivalents	$9,302	$9,676
Accounts receivable, net	12,484	12,371
Short-term financing receivables, net	4,895	4,398
Inventories, net	3,281	3,649
Other current assets	6,906	6,044
Total current assets	36,868	36,138
Property, plant, and equipment, net	6,055	5,259
Long-term investments	864	1,005
Long-term financing receivables, net	4,848	4,224
Goodwill	41,691	40,089
Intangible assets, net	18,107	22,270
Other non-current assets	10,428	2,835
Total assets	$118,861	$111,820
LIABILITIES, REDEEMABLE SHARES, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short-term debt	$7,737	$4,320
Accounts payable	20,065	19,213
Accrued and other	9,773	8,495
Short-term deferred revenue	14,881	12,944
Total current liabilities	52,456	44,972
Long-term debt	44,319	49,201
Long-term deferred revenue	12,919	11,066
Other non-current liabilities	5,383	6,327
Total liabilities	115,077	111,566
Commitments and contingencies (Note 10)
Redeemable shares (Note 17)	629	1,196
Stockholders’ equity (deficit):
Common stock and capital in excess of $0.01 par value (Note 14)	16,091	16,114
Treasury stock at cost	(65)	(63)
Accumulated deficit	(16,891)	(21,349)
Accumulated other comprehensive loss	(709)	(467)
Total Dell Technologies Inc. stockholders’ deficit	(1,574)	(5,765)
Non-controlling interests	4,729	4,823
Total stockholders’ equity (deficit)	3,155	(942)
Total liabilities, redeemable shares, and stockholders’ equity (deficit)	$118,861	$111,820

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions, except per share amounts)

	Fiscal Year Ended
	January 31, 2020	February 1, 2019	February 2, 2018
Net revenue:
Products	$69,918	$70,707	$60,898
Services	22,236	19,914	18,142
Total net revenue	92,154	90,621	79,040
Cost of net revenue:
Products	54,525	57,889	51,433
Services	8,696	7,679	7,070
Total cost of net revenue	63,221	65,568	58,503
Gross margin	28,933	25,053	20,537
Operating expenses:
Selling, general, and administrative	21,319	20,640	18,569
Research and development	4,992	4,604	4,384
Total operating expenses	26,311	25,244	22,953
Operating income (loss)	2,622	(191)	(2,416)
Interest and other, net	(2,626)	(2,170)	(2,353)
Loss before income taxes	(4)	(2,361)	(4,769)
Income tax benefit	(5,533)	(180)	(1,843)
Net income (loss)	5,529	(2,181)	(2,926)
Less: Net income (loss) attributable to non-controlling interests	913	129	(77)
Net income (loss) attributable to Dell Technologies Inc.	$4,616	$(2,310)	$(2,849)

Earnings (loss) per share attributable to Dell Technologies Inc. — basic:
Dell Technologies Common Stock	$6.38
Class V Common Stock		$6.01	$1.63
DHI Group		$(6.02)	$(5.61)

Earnings (loss) per share attributable to Dell Technologies Inc. — diluted:
Dell Technologies Common Stock	$6.03
Class V Common Stock		$5.91	$1.61
DHI Group		$(6.04)	$(5.62)

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Fiscal Year Ended
	January 31, 2020	February 1, 2019	February 2, 2018
Net income (loss)	$5,529	$(2,181)	$(2,926)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(226)	(631)	791
Available-for-sale investments:
Change in unrealized gains	—	2	31
Reclassification adjustment for net losses realized in net income (loss)	—	43	2
Net change in market value of investments	—	45	33
Cash flow hedges:
Change in unrealized gains (losses)	269	299	(248)
Reclassification adjustment for net (gains) losses included in net income (loss)	(226)	(225)	134
Net change in cash flow hedges	43	74	(114)
Pension and other postretirement plans:
Recognition of actuarial net gains (losses) from pension and other postretirement plans	(60)	(21)	13
Reclassification adjustments for net losses from pension and other	1	—	—
Net change in actuarial net gains (losses) from pension and other postretirement plans	(59)	(21)	13

Total other comprehensive income (loss), net of tax expense (benefit) of $(14), $14, and $12, respectively	(242)	(533)	723
Comprehensive income (loss), net of tax	5,287	(2,714)	(2,203)
Less: Net income (loss) attributable to non-controlling interests	913	129	(77)
Less: Other comprehensive income (loss) attributable to non-controlling interests	—	6	(2)
Comprehensive income (loss) attributable to Dell Technologies Inc.	$4,374	$(2,849)	$(2,124)

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; continued on next page)

	Fiscal Year Ended
	January 31, 2020	February 1, 2019	February 2, 2018
Cash flows from operating activities:
Net income (loss)	$5,529	$(2,181)	$(2,926)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,143	7,746	8,634
Stock-based compensation expense	1,262	918	835
Deferred income taxes	(6,339)	(1,331)	(2,605)
Provision for doubtful accounts — including financing receivables	178	172	164
Impairments	619	190	—
Other	141	394	590
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(286)	(1,104)	(1,590)
Financing receivables	(1,329)	(1,302)	(1,653)
Inventories	311	(1,445)	(325)
Other assets	(1,435)	(534)	(1,395)
Accounts payable	894	952	3,779
Deferred revenue	3,727	3,418	2,748
Accrued and other liabilities	(124)	1,098	587
Change in cash from operating activities	9,291	6,991	6,843
Cash flows from investing activities:
Investments:
Purchases	(181)	(925)	(4,389)
Maturities and sales	497	6,612	3,878
Capital expenditures	(2,241)	(1,158)	(1,212)
Capitalized software development costs	(335)	(339)	(369)
Acquisition of businesses, net	(2,455)	(912)	(658)
Divestitures of businesses, net	—	142	—
Asset acquisitions, net	(8)	(59)	(96)
Asset dispositions, net	(3)	(12)	(59)
Other	40	40	30
Change in cash from investing activities	(4,686)	3,389	(2,875)

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued; in millions)

	Fiscal Year Ended
	January 31, 2020	February 1, 2019	February 2, 2018
Cash flows from financing activities:
Share repurchases for tax withholdings of equity awards	(547)	(387)	(385)
Dividends paid to VMware, Inc.’s public stockholders	—	(2,134)	—
Proceeds from the issuance of common stock	658	805	132
Repurchases of Class V Common Stock	—	(14,000)	(723)
Repurchases of common stock of subsidiaries	(3,006)	(56)	(724)
Proceeds from debt	20,481	13,045	14,415
Repayments of debt	(22,117)	(11,451)	(12,258)
Other	(73)	(151)	(54)
Change in cash from financing activities	(4,604)	(14,329)	403
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(90)	(189)	175
Change in cash, cash equivalents, and restricted cash	(89)	(4,138)	4,546
Cash, cash equivalents, and restricted cash at beginning of the period	10,240	14,378	9,832
Cash, cash equivalents, and restricted cash at end of the period	$10,151	$10,240	$14,378
Income tax paid	$1,414	$747	$924
Interest paid	$2,500	$2,347	$2,192

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in millions; continued on next page)

	Common Stock and Capital in Excess of Par Value				Treasury Stock
	DHI Group		Class V Common Stock		DHI Group		Class V Common Stock
	Issued Shares	Amount	Issued Shares	Amount	Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Dell Technologies Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Stockholders’ Equity (Deficit)
Balances as of February 3, 2017	569	$10,158	223	$10,041	—	$(10)	14	$(742)	$(4,095)	$(595)	$14,757	5,821	20,578
Adjustment for adoption of accounting standard (Note 2)	—	—	—	—	—	—	—	—	84	—	84	—	84
Net loss	—	—	—	—	—	—	—	—	(2,849)	—	(2,849)	(77)	(2,926)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	791	791	—	791
Investments, net change	—	—	—	—	—	—	—	—	—	35	35	(2)	33
Cash flow hedges, net change	—	—	—	—	—	—	—	—	—	(114)	(114)	—	(114)
Pension and other post-retirement	—	—	—	—	—	—	—	—	—	13	13	—	13
Issuance of common stock	2	(31)	—	—	—	—	—	—	—	—	(31)	—	(31)
Stock-based compensation expense	—	109	—	—	—	—	—	—	—	—	109	730	839
Treasury stock repurchases	—	—	—	—	1	(6)	10	(682)	—	—	(688)	—	(688)
Revaluation of redeemable shares	—	(153)	—	—	—	—	—	—	—	—	(153)	—	(153)
Impact from equity transactions of non-controlling interests	—	(235)	—	—	—	—	—	—	—	—	(235)	(706)	(941)
Balances as of February 2, 2018	571	$9,848	223	$10,041	1	$(16)	24	$(1,424)	$(6,860)	$130	$11,719	$5,766	$17,485

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in millions; continued on next page)

	Common Stock and Capital in Excess of Par Value				Treasury Stock
	DHI Group		Class V Common Stock		DHI Group		Class V Common Stock
	Issued Shares	Amount	Issued Shares	Amount	Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Dell Technologies Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Stockholders’ Equity (Deficit)
Balances as of February 2, 2018	571	$9,848	223	$10,041	1	$(16)	24	$(1,424)	$(6,860)	$130	$11,719	$5,766	$17,485
Adjustment for adoption of accounting standards (Note 2)	—	—	—	—	—	—	—	—	58	(58)	—	(5)	(5)
Net income (loss)	—	—	—	—	—	—	—	—	(2,310)	—	(2,310)	129	(2,181)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(631)	(631)	—	(631)
Investments, net change	—	—	—	—	—	—	—	—	—	39	39	6	45
Cash flow hedges, net change	—	—	—	—	—	—	—	—	—	74	74	—	74
Pension and other post-retirement	—	—	—	—	—	—	—	—	—	(21)	(21)	—	(21)
Issuance of common stock	150	6,845	—	—	—	—	—	—	(6,872)	—	(27)	—	(27)
Stock-based compensation expense	—	99	—	—	—	—	—	—	—	—	99	819	918
Treasury stock repurchases	—	—	—	—	1	(47)	—	—	—	—	(47)	—	(47)
Revaluation of redeemable shares	—	(812)	—	—	—	—	—	—	—	—	(812)	—	(812)
Repurchase of Class V Common Stock	—	—	(223)	(10,041)	—	—	(24)	1,424	(5,365)	—	(13,982)	—	(13,982)
Impact from equity transactions of non-controlling interests	—	134	—	—	—	—	—	—	—	—	134	(1,892)	(1,758)
Balances as of February 1, 2019	721	$16,114	—	$—	2	$(63)	—	$—	$(21,349)	$(467)	$(5,765)	$4,823	$(942)

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(continued; in millions)

	Common Stock and Capital in Excess of Par Value		Treasury Stock
	Dell Technologies Common Stock (a)
	Issued Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Dell Technologies Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Stockholders’ Equity (Deficit)
Balances as of February 1, 2019	721	$16,114	2	$(63)	$(21,349)	$(467)	$(5,765)	$4,823	$(942)
Adjustment for adoption of accounting standards (Note 2)	—	—	—	—	3	—	3	—	3
Net income	—	—	—	—	4,616	—	4,616	913	5,529
Foreign currency translation adjustments	—	—	—	—	—	(226)	(226)	—	(226)
Cash flow hedges, net change	—	—	—	—	—	43	43	—	43
Pension and other post-retirement	—	—	—	—	—	(59)	(59)	—	(59)
Issuance of common stock	24	345	—	—	—	—	345	—	345
Stock-based compensation expense	—	225	—	—	—	—	225	1,037	1,262
Treasury stock repurchases	—	—	—	(2)	—	—	(2)	—	(2)
Revaluation of redeemable shares	—	567	—	—	—	—	567	—	567
Impact from equity transactions of non-controlling interests	—	(1,160)	—	—	(161)	—	(1,321)	(2,044)	(3,365)
Balances as of January 31, 2020	745	$16,091	2	$(65)	$(16,891)	$(709)	$(1,574)	$4,729	$3,155
_________________
(a) See Note 14 of the Notes to the Consolidated Financial Statements for additional information on Dell Technologies Common Stock.

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

VMware, Inc. Acquisition of Pivotal — On December 30, 2019, VMware, Inc. completed its acquisition of Pivotal Software, Inc. (“Pivotal”) by merger (the “Pivotal acquisition”), with Pivotal surviving the merger as a wholly-owned subsidiary of VMware, Inc. Each outstanding share of Pivotal’s Class A common stock (other than shares held by Pivotal stockholders who properly exercised their appraisal rights under Delaware law) was converted into the right to receive $15.00 in cash, without interest, and each outstanding share of Pivotal’s Class B common stock was converted into the right to receive 0.0550 of a share of Class B common stock of VMware, Inc. Dell Technologies, which held all outstanding shares of Pivotal’s Class B common stock, received approximately 7.2 million shares of Class B common stock of VMware, Inc. in the transaction. As of the transaction date, Pivotal’s Class A common stock (NYSE: PVTL) ceased to be listed and traded on the New York Stock Exchange (“NYSE”).

Due to the Company’s ownership of a controlling interest in Pivotal, the Company and VMware, Inc. accounted for the acquisition of the controlling interest in Pivotal as a transaction by entities under common control, and, consequently, the transaction had no net effect to the Company’s consolidated financial statements. Subsequent to the Pivotal acquisition, Pivotal operates as a wholly-owned subsidiary of VMware, Inc. and Dell Technologies reports Pivotal results within the VMware reportable segment. Prior to the Pivotal acquisition, Pivotal results were reported within Other businesses. This change in Pivotal segment classification was reflected retrospectively and is presented in Note 19 of the Notes to the Consolidated Financial Statements.

For VMware, Inc. financial reporting purposes, the acquisition of the controlling interest in Pivotal qualifies as a change in reporting entity, specifically a change in the specific subsidiaries that make up the group for which VMware, Inc. financial statements are presented. As a result, VMware, Inc. was required to retrospectively adjust its financial statements to include the net assets received and related results of operations of Pivotal, for all periods during which Pivotal and VMware, Inc. were under common control of Dell Technologies.

Revenue Reclassification — For the fiscal year ended January 31, 2020, Dell Technologies made certain reclassifications of net revenue between the products and services categories on the Consolidated Statement of Net Income (Loss). The reclassifications were made to provide a more meaningful representation of the nature of certain service and software-as-a-service offerings of VMware, Inc. Prior period results were recast to conform with these changes, and resulted in an increase to services revenue and an equal and offsetting decrease to product revenue in the following amounts: $584 million for the nine months ended November 1, 2019; $580 million for the fiscal year ended February 1, 2019; and $353 million for the fiscal year ended February 2, 2018. Total net revenue as previously reported remains unchanged. The Company did not recast cost of goods sold for the related revenue reclassifications due to immateriality.

NOTE 2 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business — The Company is a leading global end-to-end technology provider that offers a broad range of comprehensive and integrated solutions, which include servers and networking products, storage products, cloud solutions products, desktops, notebooks, services, software, and third-party software and peripherals.

The Company’s fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. The fiscal years ended January 31, 2020, February 1, 2019, and February 2, 2018 were 52-week periods.

Principles of Consolidation — These Consolidated Financial Statements include the accounts of Dell Technologies and its wholly-owned subsidiaries, as well as the accounts of VMware, Inc., Pivotal, and SecureWorks Corp. (“Secureworks”), each of which is majority-owned by Dell Technologies, except for Pivotal, which is a wholly-owned subsidiary of VMware, Inc. as of December 30, 2019 upon completion of the acquisition of Pivotal’s non-controlling interest. All intercompany transactions have been eliminated.

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

Investments — All equity and other securities are recorded as long-term investments in the Consolidated Statements of Financial Position.

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

Accounting for Operating Leases as a Lessee — In its ordinary course of business, the Company enters into leases as a lessee for office buildings, warehouses, employee vehicles, and equipment. The Company determines if an arrangement is a lease or contains a lease at inception. Operating leases result in the recognition of right of use (“ROU”) assets and lease liabilities on the Consolidated Statements of Financial Position. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease, measured on a discounted basis. At lease inception, the lease liability is measured at the present value of the lease payments over the lease term. The operating lease ROU asset equals the lease liability adjusted for any initial direct costs, prepaid or deferred rent, and lease incentives. The Company uses the implicit rate when readily determinable. As most of the leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date to determine the present value of lease payments. Incremental borrowing rates used to determine the present value of lease payments were derived by reference to the Company’s secured-debt yields corresponding to the lease commencement date.

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

The Company’s office building agreements contain costs such as common area maintenance and other executory costs that are variable in nature. Variable lease costs are expensed as incurred. The Company combines lease and non-lease components, such as common area and other maintenance costs, in calculating the ROU assets and lease liabilities for its office buildings and employee vehicles. Under certain service agreements with third-party logistics providers, the Company directs the use of the inventory within the warehouses and, therefore, controls the assets. The warehouses and some of the equipment used are considered embedded leases. The Company accounts for the lease and non-lease components separately. The lease components consist of the warehouses and some of the equipment, such as conveyor belts. The non-lease components consist of services and other shared equipment, such as material handling and transportation. The Company allocates the consideration to the lease and non-lease components using their relative standalone values. See Note 5 of the Notes to the Consolidated Financial Statements for additional information.

Accounting for Leases as a Lessor — The Company’s wholly-owned subsidiary Dell Financial Services and its affiliates (“DFS”) act as a lessor to provide equipment financing to customers through a variety of lease arrangements (“DFS leases”). Subsequent to the adoption of amended accounting guidance for leasing transactions (the “new lease standard”), new DFS leases are classified as sales-type leases, direct financing leases, or operating leases. Direct financing leases under the new lease standard are immaterial. Leases that commenced prior to the adoption of the new lease standard were not reassessed or restated pursuant to the practical expedients elected and will continue to be accounted for under previous lease accounting guidance.

When a contract includes lease and non-lease components, DFS allocates consideration under the contract to each component based on relative standalone selling price. Whenever the terms of the lease transfer control to the lessee, the contract is typically classified as a sales-type lease. Through these arrangements, the lessee has the right to substantially all of the economic benefits from use of the identified asset and has the right to direct the use of such asset during the period of use. In many arrangements, the lessee also retains ownership at the end of the lease term. On commencement of sales-type leases, the Company recognizes profit up-front, and amounts due from the customer under the lease contract are recognized as financing receivables on the Consolidated Statements of Financial Position. Interest income is recognized as Net revenue over the term of the lease based on the effective interest method. The Company has elected not to include sales and other taxes collected from the lessee as part of lease revenue.

All other leases that do not meet the definition of a sales-type lease or direct financing lease are classified as operating leases. The underlying asset in an operating lease arrangement is carried at depreciated cost as “Equipment under operating leases” within Property, plant, and equipment, net on the Consolidated Statements of Financial Position. Depreciation is calculated using the straight-line method over the term of the underlying lease contract and is recognized as Cost of net revenue. The depreciable basis is the original cost of the equipment less the estimated residual value of the equipment at the end of the lease term. The Company recognizes operating lease revenue on a straight-line basis over the lease term and expenses deferred initial direct costs on the same basis. Impairment of equipment under operating leases is assessed on the same basis as other long-lived assets.

DFS provides lessees with the option to extend the lease or purchase the underlying asset at the end of the lease term, which is considered when evaluating lease classification. In general, DFS’s lease arrangements do not have variable payment terms and are non-cancelable.

See Note 4 of the Notes to the Consolidated Financial Statements for more information regarding DFS leasing arrangements.

Financing Receivables — Financing receivables are presented net of allowance for losses and consist of customer receivables and residual interest. Gross customer receivables includes amounts due from customers under revolving loans, fixed-term loans, fixed-term sales-type or direct financing leases, and accrued interest. The Company has two portfolios, consisting of (1) fixed-term leases and loans and (2) revolving loans, and assesses risk at the portfolio level to determine the appropriate allowance levels. The portfolio segments are further segregated into classes based on products, customer type, and credit risk evaluation: (1) Revolving — Dell Preferred Account (“DPA”); (2) Revolving — Dell Business Credit (“DBC”); and (3) Fixed-term — Consumer and Commercial. Fixed-term leases and loans are offered to qualified small and medium-sized businesses, large commercial accounts, governmental organizations, and educational entities. Additionally, fixed-term loans are also offered to certain individual consumer customers. Revolving loans are offered under private label credit financing programs. The DPA revolving loan programs are primarily offered to individual consumers and the DBC revolving loan programs are primarily offered to small and medium-sized business customers.

The Company retains a residual interest in equipment leased under its fixed-term lease programs. The amount of the residual interest is established at the inception of the lease based upon estimates of the value of the equipment at the end of the lease term using historical studies, industry data, and future value-at-risk demand valuation methods. On a quarterly basis, the Company assesses the carrying amount of its recorded residual values for impairment. Anticipated declines in specific future residual values that are considered to be other-than-temporary are recorded currently in earnings. Generally, residual value risk on equipment under lease is not considered to be significant because of the existence of a secondary market with respect to the equipment. The lease agreement also clearly defines applicable return conditions and remedies for non-compliance, to ensure that the leased equipment will be in good operating condition upon return. Model changes and updates, as well as market strength and product acceptance, are monitored and adjustments are made to residual values in accordance with the significance of any such changes. The remarketing sales staff works closely with customers and dealers to manage the sale of lease returns and the recovery of residual exposure. As of January 31, 2020, the Company has not recorded significant residual value impairment.

Allowance for Financing Receivables Losses — The Company recognizes an allowance for losses on financing receivables in an amount equal to the probable losses net of recoveries. The allowance for losses is generally determined at the aggregate portfolio level based on a variety of factors, including historical and anticipated experience, past due receivables, receivable type, and customer risk profile. Customer account principal and interest are charged to the allowance for losses when an account is deemed to be uncollectible or generally when the account is 180 days delinquent. While the Company does not generally place financing receivables on non-accrual status during the delinquency period, accrued interest is included in the allowance for loss calculation and, therefore, the Company is adequately reserved in the event of charge off. Recoveries on receivables previously charged off as uncollectible are recorded to the allowance for financing receivables losses. The expense associated with the allowance for financing receivables losses is recognized as cost of net revenue. Both fixed and revolving receivable loss rates are affected by macroeconomic conditions, including the level of gross domestic product (“GDP”) growth, unemployment rates, the level of commercial capital equipment investment, and the credit quality of the borrower.

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

Property, Plant, and Equipment — Property, plant, and equipment are carried at depreciated cost. Depreciation is determined using the straight-line method over the shorter of the estimated economic lives of the assets or the lease term. The estimated useful lives of the Company’s property, plant, and equipment are generally as follows:

Estimated Useful Life
Computer equipment	3-5 years
Equipment under operating leases	Term of underlying lease contract
Buildings	10-30 years or term of underlying land lease
Leasehold improvements	Shorter of 5-20 years or lease term
Machinery and equipment	3-5 years

Gains or losses related to retirements or dispositions of fixed assets are recognized in the period during which the retirement or disposition occurs.

Capitalized Software Development Costs — Software development costs related to the development of new product offerings are capitalized subsequent to the establishment of technological feasibility, which is demonstrated by the completion of a detailed program design or working model, if no program design is completed. The Company amortizes capitalized costs on a straight-line basis over the estimated useful lives of the products, which generally range from two to four years.

As of January 31, 2020 and February 1, 2019, capitalized software development costs were $679 million and $617 million, respectively, and are included in other non-current assets, net in the accompanying Consolidated Statements of Financial Position. Amortization expense for the fiscal years ended January 31, 2020, February 1, 2019, and February 2, 2018 was $273 million, $211 million, and $82 million, respectively.

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

Business Combinations — The assets and liabilities of acquired businesses are recorded at their fair values at the date of acquisition. The excess of the purchase price over the fair value of the tangible and intangible assets acquired and the liabilities assumed is recorded as goodwill. During the measurement period, which expires one year from the acquisition date, if new information is obtained about facts and circumstances that existed as of the acquisition date, cumulative changes in the estimated fair values of the net assets recorded may change the amount of the purchase price allocable to goodwill. If material, the amount will be adjusted in the reporting period in which the adjustment amount is determined. See Note 8 of the Notes to the Consolidated Financial Statements for more information on business combinations.

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

Intangible Assets Including Goodwill — Identifiable intangible assets with finite lives are amortized over their estimated useful lives. Definite-lived intangible assets are reviewed for impairment when events and circumstances indicate the asset may be impaired. Goodwill and indefinite-lived intangible assets are tested for impairment annually during the third fiscal quarter and whenever events or circumstances indicate that an impairment may have occurred.

Foreign Currency Translation — The majority of the Company’s international sales are made by international subsidiaries, some of which have the U.S. Dollar as their functional currency. The Company’s subsidiaries that do not use the U.S. Dollar as their functional currency translate assets and liabilities at current exchange rates in effect at the balance sheet date. Revenue and expenses from these international subsidiaries are translated using either the monthly average exchange rates in effect for the period in which the activity was recognized or the specific daily exchange rate associated with the date the transactions actually occur. Foreign currency translation adjustments are included as a component of accumulated other comprehensive income (loss) (“OCI”) in stockholders’ equity (deficit).

Local currency transactions of international subsidiaries that have the U.S. Dollar as their functional currency are remeasured into U.S. Dollars using the current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets and liabilities. Gains and losses from remeasurement of monetary assets and liabilities are included in interest and other, net.

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

The Company’s hedge portfolio includes non-designated derivatives and derivatives designated as cash flow hedges. For derivative instruments that are designated as cash flow hedges, the Company assesses hedge effectiveness at the onset of the hedge, then performs qualitative assessments at regular intervals throughout the life of the derivative. The gain or loss on cash flow hedges is recorded in accumulated other comprehensive income (loss), as a separate component of stockholders’ equity (deficit), and reclassified into earnings in the period during which the hedged transaction is recognized in earnings. For derivatives that are not designated as hedges or do not qualify for hedge accounting treatment, the Company recognizes the change in the instrument’s fair value currently in earnings as a component of interest and other, net.

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

(5)
Recognize revenue when (or as) the performance obligation is satisfied. Revenue is recognized when obligations under the terms of the contract with the Company’s customer are satisfied. Revenue is recognized either over time or at a point in time, depending on when the underlying products or services are transferred to the customer. Revenue is recognized at a point in time for products upon transfer of control. Revenue is recognized over time for support and deployment services, software support, software-as-a-service (“SaaS”), and infrastructure-as-a-service (“IaaS”). Revenue is recognized either over time or at a point in time for professional services and training depending on the nature of the offering to the customer.

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

Revenue from the sale of hardware products is recognized when control has transferred to the customer, which typically occurs when the hardware has been shipped to the customer, risk of loss has transferred to the customer, the Company has a present right to payment, and customer acceptance has been satisfied. Customer acceptance is satisfied if acceptance is obtained from the customer, if all acceptance provisions lapse, or if the Company has evidence that all acceptance provisions will be, or have been, satisfied. Revenue from software license sales is generally recognized when control has transferred to the customer, which is typically upon shipment, electronic delivery, or when the software is available for download by the customer. For certain software arrangements in which the customer is granted a right to additional unspecified future software licenses, the Company’s promise to the customer is considered a stand-ready obligation in which the transfer of control and revenue recognition will be over time. Invoices for products are generally issued as control transfers, which is typically upon shipment or delivery. There was no significant revenue in any period presented related to performance obligations satisfied or partially satisfied in prior periods.

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

Other

Revenue from leasing arrangements is not subject to the revenue standard for contracts with customers and remains separately accounted for under existing lease accounting guidance. The Company records operating lease rental revenue as product revenue on a straight-line basis over the lease term. The Company records revenue from the sale of equipment under sales-type leases as product revenue in an amount equal to the present value of minimum lease payments at the inception of the lease. Sales-type leases also produce financing income, which is included in products net revenue in the Consolidated Statements of Income (Loss) and is recognized at effective rates of return over the lease term. The Company also offers qualified customers fixed-term loans and revolving credit lines for the purchase of products and services offered by the Company. Financing income attributable to these loans is recognized in products net revenue on an accrual basis.

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

The Company periodically reviews these deferred costs to determine whether events or changes in circumstances have occurred that could impact the carrying value or period of benefit of the deferred sales commissions. There were no material impairment losses for deferred costs to obtain a contract during the fiscal years ended January 31, 2020, February 1, 2019, and February 2, 2018.

Deferred costs to obtain a contract as of January 31, 2020 and February 1, 2019 were $1.6 billion and $1.3 billion, respectively. Deferred costs to obtain a contract are classified as current assets and other non-current assets on the Consolidated Statements of Financial Position, based on when the expense is expected to be recognized. Amortization of costs to obtain a contract during the fiscal years ended January 31, 2020, February 1, 2019, and February 2, 2018 was $675 million, $517 million, and $292 million, respectively.

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

Vendor Rebates and Settlements — The Company may receive consideration from vendors in the normal course of business. Certain of these funds are rebates of purchase price paid and others are related to reimbursement of costs incurred by the Company to sell the vendor’s products. The Company recognizes a reduction of cost of goods sold if the funds are determined to be a reduction of the price of the vendor’s products. If the consideration is a reimbursement of costs incurred by the Company to sell or develop the vendor’s products, then the consideration is classified as a reduction of such costs, most often operating expenses, in the Consolidated Statements of Income (Loss). In order to be recognized as a reduction of operating expenses, the reimbursement must be for a specific, incremental, and identifiable cost incurred by the Company in selling the vendor’s products or services.

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

Selling, General, and Administrative — Selling expenses include items such as sales salaries and commissions, marketing and advertising costs, contractor services, and allowance for doubtful accounts. Advertising costs are expensed as incurred in selling, general, and administrative expenses in the Consolidated Statements of Income (Loss). For the fiscal years ended January 31, 2020, February 1, 2019, and February 2, 2018, advertising expenses were $1.3 billion, $1.1 billion, and $1.0 billion, respectively. General and administrative expenses include items for the Company’s administrative functions, such as finance, legal, human resources, and information technology support. These functions include costs for items such as salaries and benefits and other personnel-related costs, maintenance and supplies, outside services, intangible asset amortization, and depreciation expense.

Research and Development — Research and development (“R&D”) costs are expensed as incurred. R&D costs include salaries and benefits and other personnel-related costs associated with product development. Also included in R&D expenses are infrastructure costs, which consist of equipment and material costs, facilities-related costs, and depreciation expense.

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

Stock-Based Compensation — The Company measures stock-based compensation expense for all share-based awards granted based on the estimated fair value of those awards at grant date. The Company estimates the fair value of service-based stock options using the Black-Scholes valuation model. To estimate the fair value of performance-based awards containing a market condition, the Company uses the Monte Carlo valuation model. The fair value of all other share-based awards is based on the closing price of the Class C Common Stock as reported on the NYSE on the date of grant.

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

Recently Issued Accounting Pronouncements

Measurement of Credit Losses on Financial Instruments — In June 2016, the Financial Accounting Standards Board (“FASB”) issued amended guidance which replaces the current incurred loss impairment methodology for measurement of credit losses on financial instruments with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for fiscal periods beginning after December 15, 2018. Adoption of the standard will be applied using a modified retrospective approach through a cumulative-effect adjustment to accumulated deficit as of the effective date beginning February 1, 2020. The Company expects the adoption of this guidance to have an immaterial impact on accounts receivable, net, financing receivables, net, and accumulated deficit in the Consolidated Financial Statements.

Intangibles - Goodwill and Other - Internal-Use Software — In August 2018, the FASB issued guidance on a customer’s accounting for implementation costs incurred in a cloud-computing arrangement when hosted by a vendor. In a hosting arrangement that is a service contract, certain implementation costs should be capitalized and amortized over the term of the arrangement. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for fiscal periods beginning after December 15, 2018. The Company will adopt this standard using the prospective approach as of the effective date beginning February 1, 2020, and does not expect adoption to have a material impact on the Consolidated Financial Statements.

Simplifying Accounting for Income Taxes — In December 2019, the FASB issued guidance to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, Income Taxes, and by clarifying and amending existing guidance in order to improve consistent application of GAAP for other areas of Topic 740. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted for fiscal periods beginning after December 15, 2019. The Company is currently evaluating the impact and timing of adoption of this guidance.

Recently Adopted Accounting Pronouncements

Leases — In February 2016, the FASB issued amended guidance on the accounting for leasing transactions. The primary objective of this update is to increase transparency and comparability among organizations by requiring lessees to recognize a lease liability for the obligation to make lease payments and an ROU asset for the right to use the underlying asset for the lease term. The guidance also results in some changes to lessor accounting and requires additional disclosures about all leasing arrangements.

The Company adopted the new lease standard as of February 2, 2019 using the modified retrospective approach, with the cumulative-effect adjustment to the opening balance of stockholders’ equity (deficit) as of the adoption date. The Company elected to apply the practical expedient using the transition option whereby prior comparative periods were not retrospectively adjusted in the Consolidated Financial Statements. Accordingly, prior comparative periods have not been adjusted in the Consolidated Financial Statements. The Company also elected the package of practical expedients that does not require reassessment of initial direct costs, classification of a lease, and definition of a lease.

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

See Note 4 and Note 5 of the Notes to the Consolidated Financial Statements for additional information about the Company’s leases from a lessor and lessee perspective, respectively.

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

NOTE 3 — FAIR VALUE MEASUREMENTS AND INVESTMENTS

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

	January 31, 2020				February 1, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(in millions)
Assets:
Cash and cash equivalents:
Money market funds	$4,621	$—	$—	$4,621	$5,221	$—	$—	$5,221
Equity and other securities	12	—	—	12	314	20	—	334
Derivative instruments	—	81	—	81	—	97	—	97
Total assets	$4,633	$81	$—	$4,714	$5,535	$117	$—	$5,652
Liabilities:
Derivative instruments	$—	$68	$—	$68	$—	$60	$—	$60
Total liabilities	$—	$68	$—	$68	$—	$60	$—	$60

The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value:

Money Market Funds — The Company’s investment in money market funds that are classified as cash equivalents hold underlying investments with a weighted average maturity of 90 days or less and are recognized at fair value. The valuations of these securities are based on quoted prices in active markets for identical assets, when available, or pricing models whereby all significant inputs are observable or can be derived from or corroborated by observable market data. The Company reviews security pricing and assesses liquidity on a quarterly basis. As of January 31, 2020, the Company’s U.S. portfolio had no material exposure to money market funds with a fluctuating net asset value.

Equity and Other Securities — The majority of the Company’s investments in equity and other securities that are measured at fair value on a recurring basis consist of strategic investments in publicly-traded companies. The valuation of these securities is based on quoted prices in active markets.

Derivative Instruments — The Company’s derivative financial instruments consist primarily of foreign currency forward and purchased option contracts and interest rate swaps. The fair value of the portfolio is determined using valuation models based on market observable inputs, including interest rate curves, forward and spot prices for currencies, and implied volatilities. Credit risk is also factored into the fair value calculation of the Company’s derivative financial instrument portfolio. See Note 7 of the Notes to the Consolidated Financial Statements for a description of the Company’s derivative financial instrument activities.

Deferred Compensation Plans —The Company offers deferred compensation plans for eligible employees, which allow participants to defer payment for a portion of their compensation. Assets were the same as liabilities associated with the plans at approximately $241 million and $192 million as of January 31, 2020 and February 1, 2019, respectively, and are included in other assets and other liabilities on the Consolidated Statements of Financial Position. The net impact to the Consolidated Statements of Income (Loss) is not material since changes in the fair value of the assets substantially offset changes in the fair value of the liabilities. As such, assets and liabilities associated with these plans have not been included in the recurring fair value table above.

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

As of January 31, 2020 and February 1, 2019, the Company held private strategic investments of $852 million and $671 million, respectively. As these investments represent early-stage companies without readily determinable fair values, they are not included in the recurring fair value table above.

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

Carrying Value and Estimated Fair Value of Outstanding Debt — The following table summarizes the carrying value and estimated fair value of the Company’s outstanding debt as described in Note 6 of the Notes to the Consolidated Financial Statements, including the current portion, as of the dates indicated:

	January 31, 2020		February 1, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in billions)
Senior Secured Credit Facilities	$8.8	$9.0	$12.5	$12.6
First Lien Notes	$20.5	$23.9	$19.8	$21.0
Unsecured Notes and Debentures	$1.2	$1.5	$1.8	$1.9
Senior Notes	$2.6	$2.8	$3.1	$3.4
EMC Notes	$1.6	$1.6	$3.0	$2.9
VMware Notes and VMware Term Loan Facility	$5.5	$5.6	$4.0	$3.9
Margin Loan Facility	$4.0	$3.9	$3.3	$3.4

The fair values of the outstanding debt shown in the table above, as well as the DFS debt described in Note 4 of the Notes to the Consolidated Financial Statements, were determined based on observable market prices in a less active market or based on valuation methodologies using observable inputs and were categorized as Level 2 in the fair value hierarchy. The carrying value of DFS debt approximates fair value.

Investments

The following table presents the carrying value of the Company’s strategic investments in publicly-traded and privately-held companies as of the dates indicated:

	January 31, 2020				February 1, 2019
	Cost	Unrealized Gain	Unrealized (Loss)	Carrying Value	Cost	Unrealized Gain	Unrealized (Loss)	Carrying Value
	(in millions)
Equity and other securities	$783	$116	$(35)	$864	$638	$539	$(172)	$1,005

For the fiscal year ended January 31, 2020, the equity and other securities without readily determinable fair values of $852 million increased by $110 million due to upward adjustments for observable price changes, offset by $15 million of downward adjustments that were primarily attributable to impairments. For the fiscal year ended February 1, 2019, the equity and other securities without readily determinable fair values increased by $233 million due to upward adjustments for observable price changes, offset by $80 million of downward adjustments that were primarily attributable to impairments. The remainder of equity and other securities consisted of publicly-traded investments that are measured at fair value on a recurring basis for both the fiscal years ended January 31, 2020 and February 1, 2019.

NOTE 4 — FINANCIAL SERVICES

The Company offers or arranges various financing options and services, and alternative payment structures for its customers in North America, Europe, Australia, and New Zealand through DFS. The Company also arranges financing for some of its customers in various countries where DFS does not currently operate as a captive enterprise. The key activities of DFS include originating, collecting, and servicing of customer financing arrangements primarily related to the purchase or use of Dell Technologies products and services. In some cases, DFS also offers financing for the purchase of third-party technology products that complement the Dell Technologies portfolio of products and services. New financing originations were $8.5 billion, $7.3 billion, and $6.3 billion for the fiscal years ended January 31, 2020, February 1, 2019, and February 2, 2018, respectively.

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

Fixed-term leases and loans — The Company enters into financing arrangements with customers who seek lease financing for equipment they might otherwise purchase. Under the new lease standard discussed in Note 2 of the Notes to the Consolidated Financial Statements, new DFS leases are classified as sales-type leases, direct financing leases, or operating leases. When the terms of the DFS lease transfer control of the underlying asset to the lessee, the contract is typically classified as a sales-type lease. Direct financing leases under the new lease standard are immaterial. All other new DFS leases are classified as operating leases. Leases that commenced prior to the adoption of the new lease standard were not reassessed or restated pursuant to the practical expedients elected and will continue to be accounted for under previous lease accounting guidance. Leases with business customers have fixed terms of generally two to four years.

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

Financing Receivables

The following table presents the components of the Company’s financing receivables segregated by portfolio segment as of the dates indicated:

	January 31, 2020			February 1, 2019
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total
	(in millions)
Financing receivables, net:
Customer receivables, gross (a)	$824	$8,486	$9,310	$835	$7,249	$8,084
Allowances for losses	(70)	(79)	(149)	(75)	(61)	(136)
Customer receivables, net	754	8,407	9,161	760	7,188	7,948
Residual interest	—	582	582	—	674	674
Financing receivables, net	$754	$8,989	$9,743	$760	$7,862	$8,622
Short-term	$754	$4,141	$4,895	$760	$3,638	$4,398
Long-term	$—	$4,848	$4,848	$—	$4,224	$4,224

____________________

(a)	Customer receivables, gross includes amounts due from customers under revolving loans, fixed-term loans, fixed-term sales-type or direct financing leases, and accrued interest.

The following table presents the changes in allowance for financing receivable losses for the periods indicated:

	Revolving	Fixed-term	Total
	(in millions)
Allowance for financing receivable losses:
Balances as of February 3, 2017	$91	$52	$143
Charge-offs, net of recoveries	(84)	(17)	(101)
Provision charged to income statement	74	29	103
Balances as of February 2, 2018	81	64	145
Charge-offs, net of recoveries	(78)	(26)	(104)
Provision charged to income statement	72	23	95
Balances as of February 1, 2019	75	61	136
Charge-offs, net of recoveries	(71)	(23)	(94)
Provision charged to income statement	66	41	107
Balances as of January 31, 2020	$70	$79	$149

Aging

The following table presents the aging of the Company’s customer financing receivables, gross, including accrued interest, segregated by class, as of the dates indicated:

	January 31, 2020				February 1, 2019
	Current	Past Due 1 — 90 Days	Past Due >90 Days	Total	Current	Past Due 1 — 90 Days	Past Due >90 Days	Total
	(in millions)
Revolving — DPA	$550	$51	$20	$621	$583	$53	$21	$657
Revolving — DBC	184	15	4	203	155	19	4	178
Fixed-term — Consumer and Commercial	8,005	373	108	8,486	6,282	878	89	7,249
Total customer receivables, gross	$8,739	$439	$132	$9,310	$7,020	$950	$114	$8,084

Aging is likely to fluctuate as a result of the variability in volume of large transactions entered into over the period, and the administrative processes that accompany those transactions. Aging is also impacted by the timing of Dell Technologies fiscal period end date, relative to calendar month-end customer payment due dates.  As a result of these factors, fluctuations in aging from period to period do not necessarily indicate a material change in the collectibility of the portfolio.

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

	January 31, 2020				February 1, 2019
	Higher	Mid	Lower	Total	Higher	Mid	Lower	Total
	(in millions)
Revolving — DPA	$137	$175	$309	$621	$128	$192	$337	$657
Revolving — DBC	$55	$63	$85	$203	$47	$54	$77	$178
Fixed-term — Consumer and Commercial	$5,042	$2,036	$1,408	$8,486	$3,980	$1,984	$1,285	$7,249

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

Leases

Interest income on sales-type lease receivables was $259 million for the fiscal year ended January 31, 2020.

The following table presents the net revenue, cost of net revenue, and gross margin recognized at the commencement date of sales-type leases for the period indicated:

Fiscal Year Ended
January 31, 2020
(in millions)
Net revenue — products	$770
Cost of net revenue — products	582
Gross margin — products	$188

The following table presents the future maturity of the Company’s fixed-term customer leases and associated financing payments, and reconciles the undiscounted cash flows to the customer receivables, gross recognized on the Consolidated Statements of Financial Position as of the date indicated:

January 31, 2020
Fiscal Years	(in millions)
Fiscal 2021	$2,615
Fiscal 2022	1,705
Fiscal 2023	901
Fiscal 2024	313
Fiscal 2025 and beyond	93
Total undiscounted cash flows	5,627
Fixed-term loans	3,440
Revolving loans	824
Less: unearned income	(581)
Total customer receivables, gross	$9,310

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

Operating Leases

The following table presents the components of the Company’s operating lease portfolio included in Property, plant, and equipment, net as of the date indicated:

January 31, 2020
(in millions)
Equipment under operating lease, gross	$956
Less: accumulated depreciation	(116)
Equipment under operating lease, net	$840

As of February 1, 2019, the Company’s equipment under operating lease, net was immaterial.

Operating lease income relating to lease payments was $169 million for the fiscal year ended January 31, 2020. Depreciation expense was $115 million for the fiscal year ended January 31, 2020.

The following table presents the future payments to be received by the Company as lessor in operating lease contracts as of the date indicated:

January 31, 2020
Fiscal Years	(in millions)
Fiscal 2021	$333
Fiscal 2022	313
Fiscal 2023	211
Fiscal 2024	25
Fiscal 2025 and beyond	5
Total	$887

DFS Debt

The Company maintains programs that facilitate the funding of leases, loans, and other alternative payment structures in the capital markets. The majority of DFS debt is non-recourse to Dell Technologies and represents borrowings under securitization programs and structured financing programs, for which the Company’s risk of loss is limited to transferred loan and lease payments and associated equipment. The following table presents DFS debt as of the dates indicated. The table excludes the allocated portion of the Company’s other borrowings, which represents the additional amount considered to fund the DFS business.

	January 31, 2020	February 1, 2019
DFS debt	(in millions)
DFS U.S. debt:
Securitization facilities	$2,606	$1,914
Fixed-term securitization offerings	2,593	2,303
Other	141	223
Total DFS U.S. debt	5,340	4,440
DFS international debt:
Securitization facility	743	584
Other borrowings	931	708
Note payable	200	197
Dell Bank Senior Unsecured Eurobonds	551	—
Total DFS international debt	2,425	1,489
Total DFS debt	$7,765	$5,929
Total short-term DFS debt	$4,152	$3,113
Total long-term DFS debt	$3,613	$2,816

DFS U.S. Debt

Securitization Facilities — The Company maintains separate securitization facilities in the United States for fixed-term leases and loans and for revolving loans. This debt is collateralized solely by the U.S. loan and lease payments and associated equipment in the facilities. The debt has a variable interest rate and the duration of the debt is based on the terms of the underlying loan and lease payments. As of January 31, 2020, the total debt capacity related to the U.S. securitization facilities was $4.0 billion. The Company enters into interest swap agreements to effectively convert a portion of its securitization debt from a floating rate to a fixed rate. See Note 7 of the Notes to the Consolidated Financial Statements for additional information about interest rate swaps.

The Company’s U.S. securitization facility for revolving loans is effective through June 25, 2022. The Company’s two U.S. securitization facilities for fixed-term leases and loans are effective through August 22, 2021 and July 26, 2022, respectively.

The securitization facilities contain standard structural features related to the performance of the securitized receivables, which include defined credit losses, delinquencies, average credit scores, and minimum collection requirements. In the event one or more of these criteria are not met and the Company is unable to restructure the facility, no further funding of receivables will be permitted and the timing of the Company’s expected cash flows from over-collateralization will be delayed. As of January 31, 2020, these criteria were met.

Fixed-Term Securitization Offerings — The Company periodically issues asset-backed debt securities under fixed-term securitization programs to private investors. The asset-backed debt securities are collateralized solely by the U.S. fixed-term leases and loans in the offerings, which are held by Special Purpose Entities (“SPEs”), as discussed below. The interest rate on these securities is fixed and ranges from 1.91% to 3.97% per annum, and the duration of these securities is based on the terms of the underlying lease and loan payment streams.

DFS International Debt

Securitization Facility — The Company maintains a securitization facility in Europe for fixed-term leases and loans. This facility is effective through December 21, 2020 and had a total debt capacity of $883 million as of January 31, 2020.

The securitization facility contains standard structural features related to the performance of the securitized receivables, which include defined credit losses, delinquencies, average credit scores, and minimum collection requirements. In the event one or more of these criteria are not met and the Company is unable to restructure the program, no further funding of receivables will be permitted and the timing of the Company’s expected cash flows from over-collateralization will be delayed. As of January 31, 2020, these criteria were met.

Other Borrowings — In connection with the Company’s international financing operations, the Company has entered into revolving structured financing debt programs related to its fixed-term lease and loan products sold in Canada, Europe, Australia, and New Zealand. The Canadian facility, which is collateralized solely by Canadian loan and lease payments and associated equipment, had a total debt capacity of $284 million as of January 31, 2020, and is effective through January 16, 2023. The European facility, which is collateralized solely by European loan and lease payments and associated equipment, had a total debt capacity of $662 million as of January 31, 2020, and is effective through June 14, 2022. The Australia and New Zealand facility, which is collateralized solely by Australia and New Zealand loan and lease payments and associated equipment, had a total debt capacity of $202 million as of January 31, 2020, and is effective through December 20, 2021.

Note Payable — On November 27, 2017, the Company entered into an unsecured credit agreement to fund receivables in Mexico. As of January 31, 2020, the aggregate principal amount of the note payable is $200 million. The note bears interest at either the applicable London Interbank Offered Rate (“LIBOR”) plus 2.25%, for the borrowings denominated in U.S. Dollars, or the Mexican Interbank Equilibrium Interest Rate (“TIIE”) plus 2.00%, for the borrowings denominated in Mexican pesos. The note will mature on December 1, 2020. Although the note is unsecured, the Company manages the note in the same manner as its structured financing programs, so that the collections from loan and lease payments and associated equipment in Mexico are used to pay down principal and interest of the note.

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

The following table presents financing receivables and equipment under operating leases, net held by the consolidated VIEs as of the dates indicated:

	January 31, 2020	February 1, 2019
	(in millions)
Assets held by consolidated VIEs, net:
Short-term, net	$3,316	$2,940
Long-term, net	3,348	2,508
Assets held by consolidated VIEs, net	$6,664	$5,448

Loan and lease payments and associated equipment transferred via securitization through SPEs were $5.4 billion and $4.6 billion for the fiscal years ended January 31, 2020 and February 1, 2019, respectively.

Some of the SPEs have entered into financing arrangements with multi-seller conduits that, in turn, issue asset-backed debt securities in the capital markets. The DFS debt outstanding, which is collateralized by the loan and lease payments and associated equipment held by the consolidated VIEs, was $5.9 billion and $4.8 billion as of January 31, 2020 and February 1, 2019, respectively. The Company’s risk of loss related to securitized receivables is limited to the amount by which the Company’s right to receive collections for assets securitized exceeds the amount required to pay interest, principal, and fees and expenses related to the asset-backed securities. The Company provides credit enhancement to the securitization in the form of over-collateralization.

Customer Receivable Sales

To manage certain concentrations of customer credit exposure, the Company may sell selected fixed-term customer receivables to unrelated third parties on a periodic basis, without recourse. The amount of customer receivables sold for this purpose was $538 million, $949 million, and $683 million for the fiscal years ended January 31, 2020, February 1, 2019, and February 2, 2018, respectively. The Company’s continuing involvement in the above mentioned customer receivables is primarily limited to servicing arrangements.

NOTE 5 — LEASES

The Company enters into leasing transactions in which the Company is the lessee. These lease contracts are typically classified as operating leases. The Company’s lease contracts are generally for office buildings used to conduct its business, and the determination of whether such contracts contain leases generally does not require significant estimates or judgments. The Company also leases certain global logistics warehouses, employee vehicles, and equipment. As of January 31, 2020, the remaining terms of the Company’s leases range from less than one month to 27 years.

The Company also enters into leasing transactions in which the Company is the lessor, primarily through customer financing arrangements offered through DFS. DFS originates leases that are primarily classified as either sales-type leases or operating leases. See Note 4 of the Notes to the Consolidated Financial Statements for more information on the DFS lease portfolio and related lease disclosures.

In adopting the new lease standard discussed in Note 2 of the Notes to the Consolidated Financial Statements, the Company elected to apply a transition method that does not require the retrospective application to periods prior to adoption. Financial information associated with the Company’s leases in which the Company is the lessee is contained in this Note 5. As of January 31, 2020, there were no material finance leases for which the Company was a lessee.

The following table presents components of lease costs included in the Consolidated Statements of Income (Loss) for the period indicated:

Fiscal Year Ended
January 31, 2020
(in millions)
Operating lease costs	$510
Variable costs	161
Total lease costs	$671

During the fiscal year ended January 31, 2020, sublease income, finance lease costs, and short-term lease costs were immaterial.

The following table presents supplemental information related to operating leases included in the Consolidated Statements of Financial Position as of the date indicated:

	Classification	January 31, 2020
		(in millions, except for term and discount rate)
Operating lease ROU assets	Other non-current assets	$1,780

Current operating lease liabilities	Accrued and other current liabilities	$432
Non-current operating lease liabilities	Other non-current liabilities	1,360
Total operating lease liabilities		$1,792

Weighted-average remaining lease term (in years)		8.57
Weighted-average discount rate		3.81%

The following table presents supplemental cash flow information related to leases for the period indicated:

Fiscal Year Ended
January 31, 2020
(in millions)
Cash paid for amounts included in the measurement of lease liabilities — operating cash outflows from operating leases	$501

ROU assets obtained in exchange for new operating lease liabilities	$630

The following table presents the future maturity of the Company’s operating lease liabilities under non-cancelable leases and reconciles the undiscounted cash flows for these leases to the lease liability recognized on the Consolidated Statements of Financial Position as of the date indicated:

January 31, 2020
Fiscal Years	(in millions)
Fiscal 2021	$458
Fiscal 2022	380
Fiscal 2023	292
Fiscal 2024	201
Fiscal 2025	131
Thereafter	677
Total lease payments	$2,139
Less: Imputed interest	(347)
Total	$1,792
Current operating lease liabilities	$432
Non-current operating lease liabilities	$1,360

The amount of future lease commitments after Fiscal 2025 is primarily for the ground lease on VMware, Inc.’s Palo Alto, California headquarter facilities, which expires in Fiscal 2047.

As of January 31, 2020, the Company has additional operating leases that have not yet commenced of $681 million. These operating leases will commence during Fiscal 2021 with lease terms of one year to 16 years.

Disclosure related to periods prior to adoption of the new lease standard

Prior to the adoption of the new lease standard, the Company had the following future minimum lease payments under non-cancelable leases:

February 1, 2019
Fiscal Years	(in millions)
Fiscal 2020	$371
Fiscal 2021	314
Fiscal 2022	240
Fiscal 2023	175
Fiscal 2024	113
Thereafter	643
Total	$1,856

NOTE 6 — DEBT

The following table summarizes the Company’s outstanding debt as of the dates indicated:

	January 31, 2020	February 1, 2019
	(in millions)
Secured Debt
Senior Secured Credit Facilities:
Term Loan B Facility due September 2023	$—	$4,938
3.65% Term Loan B-1 Facility due September 2025	4,738	—
Term Loan A-2 Facility due September 2021	—	4,116
3.40% Term Loan A-4 Facility due December 2023	679	1,650
Term Loan A-5 Facility due December 2019	—	2,016
3.41% Term Loan A-6 Facility due March 2024	3,497	—
First Lien Notes:
3.48% due June 2019	—	3,750
4.42% due June 2021	4,500	4,500
5.45% due June 2023	3,750	3,750
4.00% due July 2024	1,000	—
6.02% due June 2026	4,500	4,500
4.90% due October 2026	1,750	—
5.30% due October 2029	1,750	—
8.10% due July 2036	1,500	1,500
8.35% due July 2046	2,000	2,000
Unsecured Debt
Unsecured Notes and Debentures:
5.875% due June 2019	—	600
4.625% due April 2021	400	400
7.10% due April 2028	300	300
6.50% due April 2038	388	388
5.40% due September 2040	264	264
Senior Notes:
5.875% due June 2021	1,075	1,625
7.125% due June 2024	1,625	1,625
EMC Notes:
2.650% due June 2020	600	2,000
3.375% due June 2023	1,000	1,000
Debt of Public Subsidiary
VMware Notes:
2.30% due August 2020	1,250	1,250
2.95% due August 2022	1,500	1,500
3.90% due August 2027	1,250	1,250
VMware Term Loan Facility	1,500	—
DFS Debt (Note 4)	7,765	5,929
Other
4.03% Margin Loan Facility due April 2022	4,000	3,350
Other	84	38
Total debt, principal amount	$52,665	$54,239

	January 31, 2020	February 1, 2019
	(in millions)
Total debt, principal amount	$52,665	$54,239
Unamortized discount, net of unamortized premium	(241)	(271)
Debt issuance costs	(368)	(447)
Total debt, carrying value	$52,056	$53,521
Total short-term debt, carrying value	$7,737	$4,320
Total long-term debt, carrying value	$44,319	$49,201

During the fiscal year ended January 31, 2020, the Company repaid $1.4 billion principal amount of its EMC 2.650% unsecured notes due June 2020, $550 million principal amount of its 5.875% senior unsecured notes due June 2021, $600 million principal amount of its 5.875% senior unsecured notes due June 2019, $950 million principal amount of its Term Loan A-4 Facility, and approximately $193 million of principal amortization under its term loan facilities. As described below under “Refinancing Transactions,” the Company also repaid $162.5 million principal amount as part of the Term Loan B Facility refinancing and the remaining principal amount of approximately $1,277 million of its Term Loan A-2 Facility in connection with the First Lien Notes issued on March 20, 2019.

Additionally, during the fiscal year ended January 31, 2020, the Company issued an additional $1.8 billion, net, in DFS debt to support the expansion of its financing receivables portfolio. See Note 4 of the Notes to the Consolidated Financial Statements for more information about DFS debt.

During the fiscal year ended February 1, 2019, the Company repaid $3.0 billion principal amount of its unsecured notes and $1.5 billion principal amount of its term loan facilities, which included approximately $0.3 billion of amortization. The Term Loan A-3 Facility was fully repaid during the three months ended November 2, 2018. Additionally, during the fiscal year ended February 1, 2019, the Company issued an additional $1.2 billion, net, in DFS debt to support the expansion of its financing receivables portfolio.

Refinancing Transactions

In connection with the Class V transaction described in Note 14 of the Notes to the Consolidated Financial Statements, on December 20, 2018, the Company entered into an amendment to the credit agreement for the Senior Secured Credit Facilities, described below, which included (a) a new senior secured Term Loan A-4 Facility under its Senior Secured Credit Facilities consisting of $1.7 billion term A-4 loans, (b) a new senior secured Term Loan A-5 Facility under the Senior Secured Credit Facilities consisting of $2.0 billion term A-5 loans, (c) $1.4 billion in incremental loans under the Margin Loan Facility, and (d) an increase in the aggregate revolving commitments available under the Revolving Credit Facility to $4.5 billion. See below for additional information regarding the Senior Secured Credit Facilities, the Margin Loan Facility, and the Revolving Credit Facility.

On March 7, 2019, the Company amended the Margin Loan Facility agreement to increase the aggregate principal amount of borrowings under the Margin Loan Facility by $650 million. See below for additional information regarding the Margin Loan Facility.

On March 13, 2019, the Company entered into an amendment to the credit agreement for the Senior Secured Credit Facilities to obtain a new senior secured Term Loan A-6 Facility in order to refinance the $5 billion aggregate principal amount of debt incurred in connection with the Class V transaction described in Note 14 of the Notes to the Consolidated Financial Statements. The Term Loan A-6 Facility aggregate principal amount of $3,634 million matures on March 13, 2024, of which $2,839 million aggregate principal amount represents the amounts outstanding under the Term Loan A-2 Facility that rolled over into the new facility. The remaining principal amount outstanding under the Term Loan A-2 Facility was subsequently repaid in full during the fiscal year ended January 31, 2020, partially with proceeds from a private offering of First Lien Notes described below.

On March 20, 2019, Dell International L.L.C. and EMC Corporation, both of which are wholly-owned subsidiaries of Dell Technologies Inc., completed a private offering of multiple series of First Lien Notes in an aggregate principal amount of $4.5 billion. The principal amount, interest rate, and maturity of each series of such First Lien Notes were $1,000 million of 4.00% First Lien Notes due July 15, 2024, $1,750 million of 4.90% First Lien Notes due October 1, 2026, and $1,750 million of 5.30% First Lien Notes due October 1, 2029. See below for additional information regarding the First Lien Notes.

A majority of the proceeds from the First Lien Notes issued on March 20, 2019 was used to repay all of the outstanding $3,750 million principal amount of the 3.48% First Lien Notes due June 2019. In addition, proceeds of approximately $800 million of borrowings under the new Term Loan A-6 Facility, the proceeds of the $650 million increase in the Margin Loan Facility, and a portion of the proceeds from the 2019 First Lien Notes were used to repay all $2,016 million of outstanding amounts under the Term Loan A-5 Facility due December 2019. The remaining proceeds available from the 2019 First Lien Notes were used to repay a portion of outstanding amounts under the Term Loan A-2 Facility as described above, and to pay related premiums, accrued interest, fees, and expenses.

On September 19, 2019, the Company entered into a sixth refinancing amendment to the Senior Secured Credit Agreement (the “Sixth Refinancing Amendment”) to refinance the Term Loan B Facility due September 2023 with a new term loan B facility consisting of an aggregate principal amount of $4,750 million refinancing term B-1 loans maturing on September 19, 2025 (the “Term Loan B-1 Facility”). The Company used the proceeds from the Term Loan B-1 Facility, together with other available funds, to repay $4,913 million of outstanding amounts under the Term Loan B Facility due September 2023 and to pay related accrued interest, fees and expenses.

The refinancing and amendments were evaluated in accordance with FASB ASC 470, “Debt-Modifications and Extinguishments.” The amendment to the Margin Loan Facility agreement on March 7, 2019, the term debt refinancing on March 13, 2019, and the Term Loan B Facility refinancing on September 19, 2019 were accounted for as modifications for all existing lenders and as new issuances for new lenders. The First Lien Notes issued on March 20, 2019 were accounted for as new issuances for all lenders, and repayment of the Company’s outstanding amounts under the Term Loan A-5 Facility was accounted for as an extinguishment.

In connection with the refinancing and amendments described above, the Company capitalized $80.4 million in new fees paid to creditors as a result of the modifications and new issuances, and also recognized expenses of $33.8 million in write-offs of unamortized costs and $12.2 million in new third-party costs during the fiscal year ended January 31, 2020.

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

As of January 31, 2020, available borrowings under the Revolving Credit Facility totaled $4.5 billion. The Senior Secured Credit Facilities provide that the borrowers have the right at any time, subject to customary conditions, to request incremental term loans or incremental revolving commitments.

Borrowings under the Senior Secured Credit Facilities bear interest at a rate per annum equal to an applicable margin, plus, at the borrowers’ option, either (a) a base rate, or (b) a London Interbank Offered Rate (“LIBOR”). The Term Loan B-1 Facility bears interest at LIBOR plus an applicable margin of 2.00% or a base rate plus an applicable margin of 1.00%. The Term Loan A-4 Facility and the Term Loan A-6 Facility bear interest at LIBOR plus an applicable margin ranging from 1.25% to 2.00% or a base rate plus an applicable margin ranging from 0.25% to 1.00%. Interest is payable, in the case of loans bearing interest based on LIBOR, at the end of each interest period (but at least every three months), in arrears and, in the case of loans bearing interest based on the base rate, quarterly in arrears.

The Term Loan B-1 Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 1% of the original principal amount. The Term Loan A-4 Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 5% of the original principal in each of the first four years after the facility closing date of December 20, 2018, and 80% of the original principal amount in the fifth year after December 20, 2018. The Term Loan A-6 Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 5% of the original principal amount in each of the first four years after the facility closing date of March 13, 2019, and 80% of the original principal amount in the fifth year after March 13, 2019. The Revolving Credit Facility has no amortization.

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

First Lien Notes — The senior secured notes (collectively, the “First Lien Notes”) were issued on June 1, 2016 and March 20, 2019 in an aggregate principal amount of $20.0 billion and $4.5 billion, respectively. As discussed above, during the three months ended May 3, 2019, the Company used a portion of the proceeds from the First Lien Notes issued on March 20, 2019 to repay all of the outstanding $3,750 million principal amount of its 3.48% First Lien Notes due June 2019. Interest on these borrowings is payable semiannually. The First Lien Notes are secured on a pari passu basis with the Senior Secured Credit Facilities, on a first-priority basis by substantially all of the tangible and intangible assets of the issuers and guarantors that secure obligations under the Senior Secured Credit Facilities, including pledges of all capital stock of the issuers, Dell, and certain wholly-owned material subsidiaries of the issuers and the guarantors, subject to certain exceptions.

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

China Revolving Credit Facility — During the fiscal year ended January 31, 2020, the Company renewed its credit agreement (the “China Revolving Credit Facility”) with a bank lender. The new terms provided an uncommitted line, with no change to the aggregate principal amount not to exceed $500 million at an interest rate of LIBOR plus 0.6% per annum. As of January 31, 2020, no amounts were outstanding under the facility, which expires on February 26, 2020. Unaudited update: Subsequent to the fiscal year ended January 31, 2020, the China Revolving Credit Facility was terminated as of its expiration date.

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

VMware Revolving Credit Facility — On September 12, 2017, VMware, Inc. entered into an unsecured credit agreement, establishing a revolving credit facility (the “VMware Revolving Credit Facility”), with a syndicate of lenders that provides the company with a borrowing capacity of up to $1.0 billion which may be used for VMware, Inc. general corporate purposes. Commitments under the VMware Revolving Credit Facility are available for a period of five years, which may be extended, subject to the satisfaction of certain conditions, by up to two one year periods. The credit agreement contains certain representations, warranties, and covenants. Commitment fees, interest rates, and other terms of borrowing under the VMware Revolving Credit Facility may vary based on VMware, Inc.’s external credit ratings. None of the net proceeds of such borrowings will be made available to support the operations or satisfy any corporate purposes of Dell Technologies, other than the operations and corporate purposes of VMware, Inc. and VMware, Inc.’s subsidiaries. As of January 31, 2020, there were no outstanding borrowings under the VMware Revolving Credit Facility.

VMware Term Loan Facility — On September 26, 2019, VMware, Inc. entered into a senior unsecured term loan facility (the “VMware Term Loan Facility”) with a syndicate of lenders that provides VMware, Inc. with a borrowing capacity of up to $2.0 billion for VMware, Inc. general corporate purposes. VMware, Inc. may borrow against the VMware Term Loan Facility two times up to its borrowing capacity of $2.0 billion until February 7, 2020. The VMware Term Loan Facility matures on the 364th day following the initial funding under the facility. The VMware Term Loan Facility bears interest at LIBOR plus 0.75% to 1.25%, or an alternative base rate plus 0.00% to 0.25%, depending on VMware Inc.’s external credit ratings. During the fiscal year ended January 31, 2020, VMware, Inc. drew down $3.4 billion and repaid $1.9 billion. As of January 31, 2020, the outstanding borrowings under the VMware Term Loan Facility were $1.5 billion, with no remaining amount available for additional borrowings. The VMware Term Loan Facility contains certain representations, warranties, and covenants. None of the net proceeds of such borrowings will be made available to support the operations or satisfy any corporate purposes of Dell Technologies, other than the operations and corporate purposes of VMware, Inc. and VMware, Inc.’s subsidiaries.

DFS Debt

See Note 4 and Note 7 of the Notes to the Consolidated Financial Statements, respectively, for discussion of DFS debt and the interest rate swap agreements that hedge a portion of that debt.

Other

Margin Loan Facility — On April 12, 2017, the Company entered into the Margin Loan Facility in an aggregate principal amount of $2.0 billion. In connection with the Class V transaction, on December 20, 2018, the Company amended the Margin Loan Facility to increase the aggregate principal amount of the facility to $3.35 billion. In connection with obtaining the Term Loan A-6 Facility, the Company increased the aggregate principal amount of the Margin Loan Facility to $4.0 billion. VMW Holdco LLC, a wholly-owned subsidiary of EMC, is the borrower under the Margin Loan Facility, which is secured by 60 million shares of Class B common stock of VMware, Inc. and 20 million shares of Class A common stock of VMware, Inc. Loans under the Margin Loan Facility bear interest at a rate per annum payable, at the borrower’s option, either at (a) a base rate plus 1.25% or (b) a LIBOR-based rate plus 2.25%. Interest under the Margin Loan Facility is payable quarterly. The Margin Loan Facility will mature in April 2022. The borrower may voluntarily repay outstanding loans under the Margin Loan Facility at any time without premium or penalty, other than customary “breakage” costs, subject to certain minimum threshold amounts for prepayment.

Pivotal Revolving Credit Facility — On September 7, 2017, Pivotal entered into a credit agreement (the “Pivotal Revolving Credit Facility”) that provided for a senior secured revolving loan facility in an aggregate principal amount not to exceed $100 million. The credit facility contained customary representations, warranties, and covenants, including financial covenants. During the fiscal year ended January 31, 2020, the Pivotal Revolving Credit Facility was terminated.

Aggregate Future Maturities

As of January 31, 2020, aggregate future maturities of the Company’s debt were as follows:

	Maturities by Fiscal Year
	2021	2022	2023	2024	2025	Thereafter	Total
	(in millions)
Senior Secured Credit Facilities and First Lien Notes	$229	$4,672	$286	$6,702	$1,775	$16,000	$29,664
Unsecured Notes and Debentures	—	400	—	—	—	952	1,352
Senior Notes and EMC Notes	600	1,075	—	1,000	1,625	—	4,300
VMware Notes	2,750	—	1,500	—	—	1,250	5,500
DFS Debt	4,154	1,894	1,622	85	10	—	7,765
Margin Loan Facility	—	—	4,000	—	—	—	4,000
Other	14	11	7	8	7	37	84
Total maturities, principal amount	7,747	8,052	7,415	7,795	3,417	18,239	52,665
Associated carrying value adjustments	(10)	(52)	(24)	(50)	(96)	(377)	(609)
Total maturities, carrying value amount	$7,737	$8,000	$7,391	$7,745	$3,321	$17,862	$52,056

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

As of January 31, 2020, the Company had certain consolidated subsidiaries that were designated as unrestricted subsidiaries for all purposes of the applicable credit agreements and the indentures governing the First Lien Notes and the Senior Notes. Substantially all of the net assets of the Company’s consolidated subsidiaries were restricted, with the exception of the Company’s unrestricted subsidiaries, primarily VMware Inc., Secureworks, and their respective subsidiaries, as of January 31, 2020.

The Term Loan A-4 Facility, the Term Loan A-6 Facility, and the Revolving Credit Facility are subject to a first lien leverage ratio covenant that is tested at the end of each fiscal quarter of Dell with respect to Dell’s preceding four fiscal quarters. The Company was in compliance with all financial covenants as of January 31, 2020.

NOTE 7 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

As part of its risk management strategy, the Company uses derivative instruments, primarily foreign currency forward and option contracts and interest rate swaps, to hedge certain foreign currency and interest rate exposures, respectively.

The Company’s objective is to offset gains and losses resulting from these exposures with gains and losses on the derivative contracts used to hedge the exposures, thereby reducing volatility of earnings and protecting the fair values of assets and liabilities. The earnings effects of the derivative instruments are presented in the same income statement line items as the earnings effects of the hedged items. For derivatives designated as cash flow hedges, the Company assesses hedge effectiveness both at the onset of the hedge, and at regular intervals throughout the life of the derivative. The Company does not have any derivatives designated as fair value hedges.

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

During the fiscal years ended January 31, 2020, February 1, 2019, and February 2, 2018, the Company did not discontinue any cash flow hedges related to foreign exchange contracts that had a material impact on the Company’s results of operations due to the probability that the forecasted cash flows would not occur.

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

Interest rate swaps are utilized to manage the interest rate risk, at a portfolio level, associated with DFS operations in Europe. The interest rate swaps economically convert the fixed rate on financing receivables to a three-month Euribor-based floating rate in order to match the floating rate nature of the banks’ funding pool. These contracts are not designated for hedge accounting and most expire within five years or less.

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

Derivative Instruments

Notional Amounts of Outstanding Derivative Instruments

	January 31, 2020	February 1, 2019
	(in millions)
Foreign exchange contracts:
Designated as cash flow hedging instruments	$8,703	$7,573
Non-designated as hedging instruments	7,711	6,129
Total	$16,414	$13,702
Interest rate contracts:
Non-designated as hedging instruments	$4,043	$2,674

Effect of Derivative Instruments Designated as Hedging Instruments on the Consolidated Statements of Financial Position and the Consolidated Statements of Income (Loss)

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in Accumulated OCI, Net of Tax, on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income
	(in millions)		(in millions)
For the fiscal year ended January 31, 2020
		Total net revenue	$226
Foreign exchange contracts	$269	Total cost of net revenue	—
Interest rate contracts	—	Interest and other, net	—
Total	$269		$226

For the fiscal year ended February 1, 2019
		Total net revenue	$225
Foreign exchange contracts	$299	Total cost of net revenue	—
Interest rate contracts	—	Interest and other, net	—
Total	$299		$225

For the fiscal year ended February 2, 2018
		Total net revenue	$(77)
Foreign exchange contracts	$(248)	Total cost of net revenue	(57)
Interest rate contracts	—	Interest and other, net	—
Total	$(248)		$(134)

Effect of Derivative Instruments Not Designated as Hedging Instruments on the Consolidated Statements of Income (Loss)

	Fiscal Year Ended
	January 31, 2020	February 1, 2019	February 2, 2018	Location of Gain (Loss) Recognized
	(in millions)
Foreign exchange contracts	$(152)	$(67)	$(106)	Interest and other, net
Interest rate contracts	(28)	(8)	4	Interest and other, net
Total	$(180)	$(75)	$(102)

Fair Value of Derivative Instruments in the Consolidated Statements of Financial Position

The Company presents its foreign exchange derivative instruments on a net basis in the Consolidated Statements of Financial Position due to the right of offset by its counterparties under master netting arrangements. The following tables present the fair value of those derivative instruments presented on a gross basis as the dates indicated:

	January 31, 2020
	Other Current Assets	Other Non- Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value
	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange contracts in an asset position	$108	$—	$15	$—	$123
Foreign exchange contracts in a liability position	(2)	—	(3)	—	(5)
Net asset (liability)	106	—	12	—	118
Derivatives not designated as hedging instruments:
Foreign exchange contracts in an asset position	136	—	39	—	175
Foreign exchange contracts in a liability position	(162)	—	(81)	(6)	(249)
Interest rate contracts in an asset position	—	1	—	—	1
Interest rate contracts in a liability position	—	—	—	(32)	(32)
Net asset (liability)	(26)	1	(42)	(38)	(105)
Total derivatives at fair value	$80	$1	$(30)	$(38)	$13

	February 1, 2019
	Other Current Assets	Other Non- Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value
	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange contracts in an asset position	$45	$—	$29	$—	$74
Foreign exchange contracts in a liability position	(19)	—	(20)	—	(39)
Net asset (liability)	26	—	9	—	35
Derivatives not designated as hedging instruments:
Foreign exchange contracts in an asset position	178	—	57	—	235
Foreign exchange contracts in a liability position	(110)	—	(115)	(2)	(227)
Interest rate contracts in an asset position	—	3	—	—	3
Interest rate contracts in a liability position	—	—	—	(9)	(9)
Net asset (liability)	68	3	(58)	(11)	2
Total derivatives at fair value	$94	$3	$(49)	$(11)	$37

The following tables present the gross amounts of the Company’s derivative instruments, amounts offset due to master netting agreements with the Company’s counterparties, and the net amounts recognized in the Consolidated Statements of Financial Position as of the dates indicated:

	January 31, 2020
	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ (Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Received or Pledged
	(in millions)
Derivative instruments:
Financial assets	$299	$(218)	$81	$—	$—	$81
Financial liabilities	(286)	218	(68)	—	15	(53)
Total derivative instruments	$13	$—	$13	$—	$15	$28

	February 1, 2019
	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ (Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Received or Pledged
	(in millions)
Derivative instruments:
Financial assets	$312	$(215)	$97	$—	$—	$97
Financial liabilities	(275)	215	(60)	—	4	(56)
Total derivative instruments	$37	$—	$37	$—	$4	$41

NOTE 8 — BUSINESS COMBINATIONS, GOODWILL AND INTANGIBLE ASSETS

Business Combinations

Fiscal year ended January 31, 2020

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

VMware, Inc. assumed all of Carbon Black’s unvested stock options and restricted stock awards outstanding at the completion of the acquisition with an estimated fair value of $181 million. Of the total consideration, $10 million was allocated to the purchase price and $171 million was allocated to future services and will be expensed over the remaining requisite service periods of approximately three years on a straight-line basis. The estimated fair value of the stock options assumed by VMware, Inc. was determined using the Black-Scholes option pricing model. A share conversion ratio of 0.2 was applied to convert Carbon Black’s outstanding stock awards into awards for shares of VMware, Inc.'s common stock.

The following table summarizes the preliminary allocation of the consideration to the fair value of the assets acquired and liabilities assumed on the date of acquisition.

Preliminary Allocation
(in millions)
Cash	$111
Accounts receivable	58
Intangible assets	492
Goodwill	1,588
Other acquired assets	52
Total assets acquired	2,301
Deferred revenue	151
Other assumed liabilities	45
Total liabilities assumed	196
Fair value of assets acquired and liabilities assumed	$2,105

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

Other VMware, Inc. Acquisitions

During the fiscal year ended January 31, 2020, VMware, Inc. completed the acquisition of Avi Networks, Inc., a provider of multi-cloud application delivery services. Together, VMware, Inc. and Avi Networks, Inc. expect to deliver a software defined networking stack built for the multi-cloud environment. The total purchase price was $326 million, net of cash acquired of $9 million. The purchase price primarily included $94 million of identifiable intangible assets and $228 million of goodwill that is not expected to be deductible for tax purposes. The Company has not presented pro forma results of operations for this acquisition because it is not material to the Company’s consolidated results of operations, financial position, or cash flows.

VMware, Inc. completed other acquisitions during the fiscal year ended January 31, 2020 which were not material individually or collectively to the Consolidated Financial Statements. VMware, Inc. expects that these acquisitions will enhance its product features and capabilities for its software-defined data center solutions and software-as-a-service offerings.

For each of the acquisitions during the fiscal year ended January 31, 2020, the initial allocation of the purchase price was based on preliminary valuations and assumptions and is subject to change within the measurement period. VMware, Inc. expects to finalize the allocation of the purchase price for each of the acquisitions within the measurement period.

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

Goodwill

The Infrastructure Solutions Group, Client Solutions Group, and VMware reporting units are consistent with the reportable segments identified in Note 19 of the Notes to the Consolidated Financial Statements. Offerings within Other Businesses as defined below represent separate reporting units.

During the fiscal year ended January 31, 2020, VMware, Inc. completed its acquisition of Pivotal which was accounted for as a transaction by entities under common control, and Dell Technologies now reports Pivotal results within the VMware reportable segment. Pivotal results and goodwill were previously included within Other businesses. The historical segment results and the historical carrying amounts of goodwill attributable to Pivotal ($2.2 billion as of February 2, 2018) have been recast to reflect this change. See Note 19 of the Notes to the Consolidated Financial Statements for the recast of segment results.

During the fiscal year ended February 1, 2019, the Company made certain segment reporting changes, which included the movement of operating results of Virtustream Group Holdings, Inc. (“Virtustream”) from the Infrastructure Solutions Group segment to Other Businesses. The historical carrying amount of goodwill attributable to Virtustream was reclassified to Other Businesses to align with these reporting changes.

The following table presents goodwill allocated to the Company’s reportable segments and changes in the carrying amount of goodwill as of the dates indicated:

	Infrastructure Solutions Group	Client Solutions Group	VMware	Other Businesses (a)	Total
	(in millions)
Balances as of February 2, 2018	$15,557	$4,237	$17,863	$2,263	$39,920
Goodwill acquired (b)	—	—	784	—	784
Impact of foreign currency translation	(289)	—	(26)	(41)	(356)
Goodwill divested	(69)	—	—	—	(69)
Goodwill impaired (c)	—	—	—	(190)	(190)
Balances as of February 1, 2019	15,199	4,237	18,621	2,032	40,089
Goodwill acquired (b)	—	—	1,911	16	1,927
Impact of foreign currency translation	(110)	—	—	(8)	(118)
Goodwill impaired (c)	—	—	—	(207)	(207)
Balance as of January 31, 2020	$15,089	$4,237	$20,532	$1,833	$41,691
____________________

(a)	Other Businesses consists of offerings by Secureworks, Virtustream, Boomi, and RSA Security.

(b)	VMware, Inc. business combinations completed during the fiscal years ended January 31, 2020 and February 1, 2019, as discussed above.

(c)	The Company recognized goodwill impairment charges related to Virtustream during the fiscal years ended January 31, 2020 and February 1, 2019, as discussed below.

Annual Goodwill Impairment Test — Goodwill and indefinite-lived intangible assets are tested for impairment annually during the third fiscal quarter and whenever events or circumstances may indicate that an impairment has occurred. The Company elected to bypass the assessment of qualitative factors to determine whether it was more likely than not that the fair value of a reporting unit was less than its carrying amount, including goodwill. In electing to bypass the qualitative assessment, the Company proceeded directly to performing a quantitative goodwill impairment test to measure the fair value of each goodwill reporting unit relative to its carrying amount, and to determine the amount of goodwill impairment loss to be recognized, if any.

Management exercised significant judgment related to the above assessment, including the identification of goodwill reporting units, assignment of assets and liabilities to goodwill reporting units, assignment of goodwill to reporting units, and determination of the fair value of each goodwill reporting unit. The fair value of each goodwill reporting unit is generally estimated using a combination of public company multiples and discounted cash flow methodologies, unless the reporting unit relates to a publicly-traded entity (VMware, Inc. or Secureworks), in which case the fair value is determined based primarily on the public company market valuation. The discounted cash flow and public company multiples methodologies require significant judgment, including estimation of future cash flows, which is dependent on internal forecasts, current and anticipated economic conditions and trends, selection of market multiples through assessment of the reporting unit’s performance relative to peer competitors, the estimation of the long-term revenue growth rate and discount rate of the Company’s business, and the determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the fair value of the goodwill reporting unit, potentially resulting in a non-cash impairment charge.

The fair value of the indefinite-lived trade names is generally estimated using discounted cash flow methodologies. The discounted cash flow methodology requires significant judgment, including estimation of future revenue, which is dependent on internal forecasts, the estimation of the long-term revenue growth rate of the Company’s business and the determination of the Company’s weighted average cost of capital and royalty rates. Changes in these estimates and assumptions could materially affect the fair value of the indefinite-lived intangible assets, potentially resulting in a non-cash impairment charge.

Based on the results of the annual impairment test performed during the fiscal year ended January 31, 2020, the fair values of each of the reporting units exceeded their carrying values. However, it was determined that the fair value of the RSA Security reporting unit exceeded its carrying value by 13% as of November 1, 2019.  The Company’s entry into a definitive agreement to sell RSA Security for $2.075 billion provided a new fair value indication that the RSA Security reporting unit exceeds carrying value. Subsequent to the annual impairment test, based on fair value indicators as of January 31, 2020 it was determined that the fair value of the RSA Security reporting unit exceeded its carrying amount by 20%. For more information regarding the pending sale of RSA Security, see Note 24 of the Notes to the Consolidated Financial Statements. During the fiscal year ended January 31, 2020, an interim impairment assessment of Virtustream was required as discussed further below.

During the fiscal year ended February 1, 2019, an annual impairment test was performed, and then an additional interim impairment analysis was performed following the close of the Class V transaction in December 2018 given the availability of market data for the fair value of the Class C Common Stock. Based on the results of the impairment tests performed during the fiscal year ended February 1, 2019, the fair values of each of the reporting units, except for the Virtustream reporting unit, exceeded their carrying values.

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

During the fiscal year ended February 1, 2019, it was determined that the carrying value of the Virtustream reporting unit exceeded its fair value, and, as such, a goodwill impairment charge of approximately $190 million was recognized, and was classified in Selling, general, and administrative in the Consolidated Statements of Income (Loss). The impairment is reflected as a reduction in Goodwill of approximately $190 million in the Consolidated Statements of Financial Position as of February 1, 2019. The Company did not have any accumulated goodwill impairment charges from prior period goodwill impairment tests.

During the fiscal year ended January 31, 2020, the Company evaluated strategic alternatives for Virtustream that provided new fair value indicators and resulted in the need to perform an interim impairment assessment of both long-lived assets (including intangible assets) and goodwill. Based on the results of the impairment assessment, it was determined that the fair value of the asset group was less than its carrying value. A gross impairment charge of $619 million ($524 million net of tax benefits) was recognized related to Virtustream intangible assets, property, plant, and equipment, and remaining goodwill during the three months ended August 2, 2019 and was classified in Selling, general, and administrative in the Consolidated Statements of Income (Loss). Additionally, required deferred tax adjustments associated with the intangible assets and property, plant, and equipment resulted in the recognition of an income tax benefit of $95 million in the Consolidated Statements of Income (Loss). The impairment is reflected in the Consolidated Statements of Financial Position as of January 31, 2020 as a reduction in Goodwill of $207 million, a reduction in Intangible assets, net of $266 million, a reduction in Property, plant, and equipment, net of $146 million, and a reduction in Other non-current liabilities of $95 million related to deferred income taxes.

There are no remaining balances of Virtustream goodwill, intangible assets, or property, plant, and equipment as of January 31, 2020 following the respective impairment charges recognized during the fiscal years ended January 31, 2020 and February 1, 2019.

Intangible Assets

The following table presents the Company’s intangible assets as of the dates indicated:

	January 31, 2020			February 1, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in millions)
Customer relationships	$22,950	$(13,821)	$9,129	$22,750	$(11,703)	$11,047
Developed technology	15,707	(10,974)	4,733	15,701	(9,036)	6,665
Trade names	1,306	(816)	490	1,291	(606)	685
Leasehold assets (liabilities)	—	—	—	128	(10)	118
Definite-lived intangible assets	39,963	(25,611)	14,352	39,870	(21,355)	18,515
Indefinite-lived trade names	3,755	—	3,755	3,755	—	3,755
Total intangible assets	$43,718	$(25,611)	$18,107	$43,625	$(21,355)	$22,270

Amortization expense related to definite-lived intangible assets was approximately $4.4 billion, $6.1 billion, and $7.0 billion for the fiscal years ended January 31, 2020, February 1, 2019, and February 2, 2018, respectively. During the fiscal year ended January 31, 2020, an impairment charge related to Virtustream intangible assets, net was approximately $266 million, as discussed above. During the fiscal year ended February 1, 2019, due to Virtustream business changes, the Virtustream definite-lived intangible assets were tested for impairment using a quantitative analysis, and no impairment was identified. There were no material impairment charges related to intangible assets during the fiscal year ended February 2, 2018.

Due to the adoption of the new lease standard discussed in Note 2 of the Notes to the Consolidated Financial Statements, the Company derecognized all intangible leasehold assets and adjusted the carrying amount of the ROU assets by a corresponding amount as of January 31, 2020.

The following table presents the estimated future annual pre-tax amortization expense of definite-lived intangible assets as of the date indicated:

January 31, 2020
Fiscal Years	(in millions)
2021	3,431
2022	2,722
2023	1,838
2024	1,464
2025	1,128
Thereafter	3,769
Total	$14,352

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

The following table presents the changes in the Company’s deferred revenue for the periods indicated:

	Fiscal Year Ended
	January 31, 2020	February 1, 2019
	(in millions)
Deferred revenue:
Deferred revenue at beginning of period	$24,010	$20,816
Revenue deferrals for new contracts and changes in estimates for pre-existing contracts (a)	23,315	20,580
Revenue recognized	(19,676)	(17,386)
Other (b)	151	—
Deferred revenue at end of period	$27,800	$24,010
Short-term deferred revenue	$14,881	$12,944
Long-term deferred revenue	$12,919	$11,066
____________________

(a)	Includes the impact of foreign currency exchange rate fluctuations.

(b)
Acquired deferred revenue from Carbon Black, Inc. during the fiscal year ended January 31, 2020. See Note 8 of the Notes to the Consolidated Financial Statements for additional information related to this acquisition.

Remaining Performance Obligations — Remaining performance obligations represent the aggregate amount of the transaction price allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include deferred revenue plus unbilled amounts not yet recorded in deferred revenue. The value of the transaction price allocated to remaining performance obligations as of January 31, 2020 was approximately $36 billion. The Company expects to recognize approximately 61% of remaining performance obligations as revenue in the next twelve months, and the remainder thereafter.

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

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Purchase Obligations

The Company has contractual obligations to purchase goods or services, which specify significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. As of January 31, 2020, purchase obligations were $3,900 million, $298 million, and $154 million for Fiscal 2021, Fiscal 2022, and Fiscal 2023 and thereafter, respectively.

Lease Commitments

The Company leases property and equipment, manufacturing facilities, and office space under non-cancelable leases. As of January 31, 2020, the future maturity of the Company’s operating lease liabilities under non-cancelable leases was as follows: $458 million in Fiscal 2021; $380 million in Fiscal 2022; $292 million in Fiscal 2023; $201 million in Fiscal 2024; $131 million in Fiscal 2025; and $677 million thereafter.

The amount of future lease commitments after Fiscal 2025 is primarily for the ground lease on VMware, Inc.’s Palo Alto, California headquarter facilities, which expires in Fiscal 2047.

As of January 31, 2020, the Company has additional operating leases that have not yet commenced of $681 million. These operating leases will commence during Fiscal 2021 with lease terms of one year to 16 years.

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

The following is a discussion of the Company’s significant legal matters and other proceedings:

Securities Litigation — On May 21, 2014, a securities class action seeking compensatory damages was filed in the United States District Court for the Southern District of New York, captioned City of Pontiac General Employees’ Retirement System v. Dell Inc., et. al. (Case No. 1:14-cv-03644). The action names as defendants Dell Inc. (“Dell”) and certain current and former executive officers, and alleges that Dell made false and misleading statements about Dell’s financial results and future prospects between February 21, 2012 and May 22, 2012, which resulted in artificially inflated stock prices. The case was transferred to the United States District Court for the Western District of Texas under the same caption (Case No. 1:15-cv-00374), where the defendants filed a motion to dismiss. On September 16, 2016, the Court denied the motion to dismiss. On March 29, 2018, the Court granted the plaintiffs’ motion for class certification, and certified a class consisting of all purchasers of Dell common stock between February 22, 2012 and May 22, 2012. The parties subsequently agreed to an immaterial settlement amount, and notice of the settlement was mailed to stockholders in October 2019. The Count approved the settlement on January 10, 2020 and payments are currently being made thereunder. The matter is now closed.

Class Actions Related to the Class V Transaction — Four purported stockholders brought putative class action complaints arising out of the Class V transaction described in Note 14 of the Notes to the Consolidated Financial Statements. The actions were captioned Hallandale Beach Police and Fire Retirement Plan v. Michael Dell et al. (Civil Action No. 2018-0816-JTL), Howard Karp v. Michael Dell et al. (Civil Action No. 2019-0032-JTL), Miramar Police Officers’ Retirement Plan v. Michael Dell et al. (Civil Action No. 2019-0049-JTL), and Steamfitters Local 449 Pension Plan v. Michael Dell et al. (Civil Action No. 2019-0115-JTL). The four actions were consolidated into In Re Dell Class V Litigation (Consol. C.A. No. 2018-0816-JTL), which names as defendants the Company’s board of directors and certain stockholders of the Company, including Michael S. Dell. The plaintiffs generally allege that the defendants breached their fiduciary duties to the former holders of Class V Common Stock in connection with the Class V transaction by allegedly causing the Company to enter into a transaction that favored the interests of the controlling stockholders at the expense of such former stockholders. The plaintiffs filed an amended complaint in August 2019 making substantially similar allegations to those described above. The defendants filed a motion to dismiss the action in September 2019. The plaintiffs replied to the motion to dismiss in November 2019, and the defendants filed a reply in December 2019. A hearing on the motion to dismiss was held on March 13, 2020, and we expect a decision within ninety days.

Patent Litigation — On April 25, 2019, Cirba Inc. (“Cirba”) filed a lawsuit against VMware, Inc. in the United States District Court for the District of Delaware, alleging two patent infringement claims and three trademark infringement-related claims.  On May 6, 2019, Cirba filed a motion seeking a preliminary injunction tied to one of the two patents it alleges VMware, Inc. infringes.  Following a hearing on August 6, 2019, the Court denied Cirba’s preliminary injunction motion and set the case for trial in mid-January 2020. On August 20, 2019, VMware, Inc. filed counterclaims against Cirba, asserting among other claims that Cirba is infringing four VMware, Inc. patents.  The Delaware Court severed those claims from the January 2020 trial on Cirba’s claims, and the trial on VMware, Inc.’s patent claims is currently set for September 2021. On October 22, 2019, VMware, Inc. filed a separate patent infringement lawsuit against Cirba in the United States District Court for the Eastern District of Virginia, asserting that Cirba infringes four additional VMware, Inc. patents. The trial on Cirba’s claims in Delaware was completed on January 23, 2020, and on January 24, 2020, the jury returned a verdict finding that VMware, Inc. willfully infringed the two asserted patents and awarding approximately $237 million in damages. The jury further found that VMware, Inc. was not liable on Cirba’s trademark infringement-related claims. A total of $237 million has been accrued for the Delaware action and reflects the estimated losses that are considered both probable and reasonably estimable at this time. The parties will now move to the post-trial briefing stage in the Delaware Court. VMware, Inc. intends to vigorously defend itself in this matter, including seeking to overturn the jury’s verdict in the first Delaware trial during the post-trial briefing stage and, if necessary, on appeal. Cirba has expressed its intent to seek a permanent injunction, enhanced damages, and attorneys’ fees in the Delaware action. As noted above, VMware, Inc. intends to pursue arguments both in the Delaware Court and, if necessary, the Federal Circuit to overturn the jury’s verdict. Final resolution of this matter could be materially different from the amount accrued. The amount accrued for this matter is included in Accrued and other on the Consolidated Statements of Financial Position, and the charge is classified in Selling, general and administrative on the Consolidated Statements of Income (Loss).

Copyright Levies — The Company is involved in various proceedings and negotiations regarding Dell’s obligation to collect and remit copyright levies in certain European countries that seek to impose or modify levies on computing products (such as PCs, multi-function devices, and external storage devices) alleging those products enable the production of private copies of copyrighted materials. The levies are generally based upon the number of products sold and the per-product amounts of the levies, which vary. The Company continues to collect levies in European countries where it has determined that local laws require payment. The Company, along with other companies and various industry associations, also continues to oppose levy schemes that it believes do not comply with the European Union controlling law and continues to oppose extension of levies to the digital environment. In some European countries, the Company expects that levies will be extended to other products or that new, higher levies will be implemented. In other European countries, levies could become more limited, especially if arguments related to commercial users of devices or the industry’s opposition to levies in the digital environment are successful. Based on sales of products impacted by levies and its assessment of the merits of proceedings and negotiations, the Company believes it has accrued sufficient amounts to address current disputes.

Other Litigation — The various legal proceedings in which Dell is involved include commercial and intellectual property litigation. Dell does not currently anticipate that any of these matters will have a material adverse effect on its business, financial condition, results of operations, or cash flows.

As of January 31, 2020, the Company does not believe there is a reasonable possibility that a material loss exceeding the amounts already accrued for these or other proceedings or matters has been incurred. However, since the ultimate resolution of any such proceedings and matters is inherently unpredictable, the Company’s business, financial condition, results of operations, or cash flows could be materially affected in any particular period by unfavorable outcomes in one or more of these proceedings or matters. Whether the outcome of any claim, suit, assessment, investigation, or legal proceeding, individually or collectively, could have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows will depend on a number of variables, including the nature, timing, and amount of any associated expenses, amounts paid in settlement, damages, or other remedies or consequences.

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

The Company markets and sells its products and services to large corporate clients, governments, and health care and education accounts, as well as to small and medium-sized businesses and individuals. No single customer accounted for more than 10% of the Company’s consolidated net revenue during the fiscal year ended January 31, 2020, February 1, 2019, or February 2, 2018.

The Company utilizes a limited number of contract manufacturers that assemble a portion of its products. The Company may purchase components from suppliers and sell those components to such contract manufacturers, thereby creating receivables balances from the contract manufacturers. The agreements with the majority of the contract manufacturers permit the Company to offset its payables against these receivables, thus mitigating the credit risk wholly or in part. Receivables from the Company’s four largest contract manufacturers represented the majority of the Company’s gross non-trade receivables of $3.2 billion and $3.7 billion as of January 31, 2020 and February 1, 2019, respectively, of which $2.6 billion and $3.2 billion as of January 31, 2020 and February 1, 2019, respectively, have been offset against the corresponding payables. The portion of receivables not offset against payables is included in other current assets in the Consolidated Statements of Financial Position. The Company does not reflect the sale of the components in revenue and does not recognize any profit on the component sales until the related products are sold.

NOTE 11 — INCOME AND OTHER TAXES

The following table presents components of the income tax benefit recognized for the periods indicated:

	Fiscal Year Ended
	January 31, 2020	February 1, 2019	February 2, 2018
	(in millions)
Current:
Federal	$(150)	$461	$52
State/local	69	74	111
Foreign	887	616	599
Current	806	1,151	762
Deferred:
Federal	(862)	(1,150)	(2,368)
State/local	(150)	(85)	(139)
Foreign	(5,327)	(96)	(98)
Deferred	(6,339)	(1,331)	(2,605)
Income tax benefit	$(5,533)	$(180)	$(1,843)

The Company’s provision for income taxes for the fiscal periods reflected in the Consolidated Financial Statements are not directly comparable primarily due to the intra-entity asset transfers of certain of its intellectual property completed in the fiscal year ended January 31, 2020 and the enactment of the Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform”) during the fiscal year ended February 2, 2018.

During the fiscal year ended January 31, 2020, the Company completed two intra-entity asset transfers of certain of its intellectual property (the “IP”) to Irish subsidiaries, resulting in discrete tax benefits of $4.9 billion. The tax benefit for each intra-entity asset transfer was recorded as a deferred tax asset in the period of transaction and represents the book and tax basis difference on the transferred assets measured based on the IP’s current fair value and applicable Irish statutory tax rate. The Company applied significant judgment when determining the fair value of the IP, which serves as the tax basis of the deferred tax asset, and in evaluating the associated tax laws in the applicable jurisdictions. The tax deductions for amortization of the assets will be recognized in the future, and any amortization not deducted for tax purposes will be carried forward indefinitely under Irish tax laws. The Company expects to be able to realize the deferred tax assets resulting from these intra-entity asset transfers.

U.S. Tax Reform was signed into law on December 22, 2017.  Among other things, U.S. Tax Reform lowers the U.S. corporate income tax rate to 21% from 35%, establishes a modified territorial system requiring a mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries (the “Transition Tax”), requires a minimum tax on certain future earnings generated by foreign subsidiaries while providing for future tax-free repatriation of earnings through a 100% dividends-received deduction, and places limitations on the deductibility of net interest expense. In December 2019, the U.S. Department of the Treasury released final and newly proposed regulations related to foreign tax credits and the base erosion anti-abuse tax, the impact of which was not material. The Company anticipates that the U.S. Department of the Treasury and the Internal Revenue Service (“IRS”) will continue to issue regulatory guidance clarifying certain provisions of U.S. Tax Reform.  When additional guidance is issued, the Company will recognize the related tax impact of implementation of the guidance in the fiscal quarter of such issuance. For the fiscal year ended February 2, 2018, the Company recognized a provisional tax benefit of $0.5 billion under the SEC staff’s Accounting Bulletin No. 118. The provisional tax benefit was primarily attributable to a $1.5 billion tax benefit related to the remeasurement of deferred tax assets and liabilities, offset by $1.0 billion of current and future income tax expenses related to the Transition Tax.  The Company completed its accounting for the income tax effects of U.S. Tax Reform during the fourth quarter of the fiscal year ended February 1, 2019 and determined that the adjustment to the provisional estimate was not material. These impacts are included in the U.S. Tax Reform in the Company’s effective tax rate reconciliation.

The following table presents components of income (loss) before income taxes for the periods indicated:

	Fiscal Year Ended
	January 31, 2020	February 1, 2019	February 2, 2018
	(in millions)
Domestic	$(3,067)	$(4,645)	$(5,995)
Foreign	3,063	2,284	1,226
Loss before income taxes	$(4)	$(2,361)	$(4,769)

The following table presents a reconciliation of the Company’s income tax benefit to the statutory U.S. federal tax rate for the periods indicated:

	Fiscal Year Ended
	January 31, 2020	February 1, 2019	February 2, 2018
U.S. federal statutory rate	21.0	21.0	33.7
State income taxes, net of federal tax benefit	1194.6	0.5	2.9
Tax impact of foreign operations	(2741.3)	(19.5)	(11.0)
Impact of intangible property transfers	123367.9	—	—
Change in valuation allowance	1030.6	(6.6)	(1.8)
Indirect tax effects of adoption of new revenue standard	—	6.5	—
U.S. Tax Reform	—	1.5	11.6
U.S. tax audit settlement	7615.7	—	—
Non-deductible transaction-related costs	(700.0)	(1.9)	—
Stock-based compensation	5873.2	4.1	1.6
U.S. R&D tax credits	4424.9	6.9	2.6
Other	(1761.6)	(4.9)	(1.0)
Total	138325.0%	7.6%	38.6%

The change in the Company’s effective tax rate for the fiscal year ended January 31, 2020 as compared to the fiscal year ended February 1, 2019 was primarily driven by discrete tax items and a change in the Company’s jurisdictional mix of income. For the fiscal year ended January 31, 2020, the Company had $5.5 billion in tax benefits on a loss before income taxes of $4 million. The change in the Company’s effective tax rate for the fiscal year ended February 1, 2019 as compared to the fiscal year ended February 2, 2018 was primarily attributable to impacts of U.S. Tax Reform.

The Company’s effective tax rate for the fiscal year ended January 31, 2020 includes $4.9 billion of discrete tax benefits related to the intra-entity asset transfers described above, $351 million of discrete tax benefits related to stock-based compensation, $305 million of discrete tax benefits related to an audit settlement, and $95 million of discrete tax benefits relating to Virtustream impairment charges discussed in Note 8 of the Notes to the Consolidated Financial Statements and included in Other in the table above. For the fiscal year ended February 1, 2019, the Company’s effective tax rate included $154 million of discrete tax benefits resulting from the impact of its adoption of the new revenue recognition standard.

The differences between the estimated effective income tax rates and the U.S. federal statutory rate of 21% principally result from the Company’s geographical distribution of income and differences between the book and tax treatment of certain items. In certain jurisdictions, the Company’s tax rate is significantly less than the applicable statutory rate as a result of tax holidays. The majority of the Company’s foreign income that is subject to these tax holidays and lower tax rates is attributable to Singapore, China, and Malaysia. A significant portion of these income tax benefits relate to a tax holiday that will be effective until January 31, 2029.  The Company’s other tax holidays will expire in whole or in part during fiscal years 2022 through 2030. Many of these tax holidays and reduced tax rates may be extended when certain conditions are met or may be terminated early if certain conditions are not met. As of January 31, 2020, the Company was not aware of any matters of noncompliance related to these tax holidays. For the fiscal years ended January 31, 2020, February 1, 2019, and February 2, 2018, the income tax benefits attributable to the tax status of the affected subsidiaries were estimated to be approximately $444 million ($0.59 per share of Dell Technologies Common Stock), $313 million ($0.54 per share of DHI Group Common Stock), and $238 million ($0.42 per share of DHI Group Common Stock), respectively. These income tax benefits are included in tax impact of foreign operations in the table above.

Prior to U.S. Tax Reform, the Company had not provided deferred taxes on undistributed earnings of its foreign subsidiaries as it was the Company’s intention for these basis differences to remain indefinitely reinvested. U.S. Tax Reform fundamentally changes the U.S. approach to taxation of foreign earnings to a partial territorial tax system, which generally allows companies to make distributions of non-U.S. earnings to the United States without incurring additional U.S. tax.  Additionally, as a result of the U.S. Tax Reform measures described above, the Company believes a significant portion of the Company’s undistributed earnings as of January 31, 2020 will not be subject to further U.S. federal taxation.  As of January 31, 2020, the Company has undistributed earnings of certain foreign subsidiaries of approximately $34.1 billion that remain indefinitely reinvested, and as such has not recognized a deferred tax liability. Determination of the amount of unrecognized deferred income tax liability related to these undistributed earnings is not practicable.

The following table presents the components of the Company’s net deferred tax assets (liabilities) as of the dates indicated:

	January 31, 2020	February 1, 2019
	(in millions)
Deferred tax assets:
Deferred revenue and warranty provisions	$1,672	$1,267
Provisions for product returns and doubtful accounts	107	117
Credit carryforwards	1,951	1,927
Loss carryforwards	580	466
Operating and compensation related accruals	744	683
Operating leases	239	—
Intangible assets	2,420	—
Other	205	193
Deferred tax assets	7,918	4,653
Valuation allowance	(1,687)	(1,704)
Deferred tax assets, net of valuation allowance	6,231	2,949
Deferred tax liabilities:
Leasing and financing	(369)	(356)
Operating leases	(210)	—
Property and equipment	(509)	(547)
Acquired intangibles	—	(3,254)
Other	(205)	(242)
Deferred tax liabilities	(1,293)	(4,399)
Net deferred tax assets (liabilities)	$4,938	$(1,450)

The following tables present the net operating loss carryforwards, tax credit carryforwards, and other deferred tax assets with related valuation allowances recognized as of the dates indicated:

	January 31, 2020
	Deferred Tax Assets	Valuation Allowance	Net Deferred Tax Assets	First Year Expiring
	(in millions)
Credit carryforwards	$1,951	$(1,257)	$694	Fiscal 2021
Loss carryforwards	580	(348)	232	Fiscal 2021
Other deferred tax assets	5,387	(82)	5,305	NA
Total	$7,918	$(1,687)	$6,231

	February 1, 2019
	Deferred Tax Assets	Valuation Allowance	Net Deferred Tax Assets	First Year Expiring
	(in millions)
Credit carryforwards	$1,927	$(1,152)	$775	Fiscal 2020
Loss carryforwards	466	(403)	63	Fiscal 2020
Other deferred tax assets	2,260	(149)	2,111	NA
Total	$4,653	$(1,704)	$2,949

The Company’s credit carryforwards as of January 31, 2020 and February 1, 2019 relate primarily to U.S. tax credits, including foreign tax credits associated with U.S. Tax Reform that will expire in Fiscal 2028. The Company assessed the realizability of these U.S. tax credits based on currently enacted and proposed regulations issued by the U.S. Department of the Treasury and the IRS and recorded a valuation allowance of $634 million against these assets for the fiscal year ended February 1, 2019, which is included with other impacts of U.S. Tax Reform in the Company’s effective tax rate reconciliation. The change in the valuation allowance against these credits is included in Change in valuation allowance in the Company’s effective tax reconciliation for the fiscal year ended January 31, 2020. The Company’s loss carryforwards as of January 31, 2020 and February 1, 2019 include net operating loss carryforwards from federal, state, and foreign jurisdictions. The valuation allowances for other deferred tax assets as of January 31, 2020 and February 1, 2019 are primarily related to foreign jurisdictions, the changes in which are included in Tax impact of foreign operations in the Company’s effective tax reconciliation. The Company has determined that it will be able to realize the remainder of its deferred tax assets, based on the future reversal of deferred tax liabilities.

The following table presents a reconciliation of the Company’s beginning and ending balances of unrecognized tax benefits for the periods indicated:

	Fiscal Year Ended
	January 31, 2020	February 1, 2019	February 2, 2018
	(in millions)
Beginning Balance	$2,989	$2,867	$2,752
Increases related to tax positions of the current year	145	116	155
Increases related to tax position of prior years	332	288	98
Reductions for tax positions of prior years	(490)	(170)	(90)
Lapse of statute of limitations	(127)	(90)	(34)
Audit settlements	(402)	(22)	(14)
Ending Balance	$2,447	$2,989	$2,867

The Company’s net unrecognized tax benefits were $2.5 billion, $3.4 billion, and $3.2 billion as of January 31, 2020, February 1, 2019, and February 2, 2018, respectively, and are included in accrued and other and other non-current liabilities in the Consolidated Statements of Financial Position.

The unrecognized tax benefits in the table above include $2.0 billion, $2.4 billion, and $2.2 billion as of January 31, 2020, February 1, 2019, and February 2, 2018, respectively, that, if recognized, would have impacted income tax expense. The table does not include accrued interest and penalties of $0.8 billion, $1.0 billion, and $0.9 billion as of January 31, 2020, February 1, 2019, and February 2, 2018, respectively. Tax benefits associated with interest and state tax deductions and other indirect jurisdictional effects of uncertain tax positions were $629 million, $611 million, and $537 million as of January 31, 2020, February 1, 2019, and February 2, 2018, respectively. Interest and penalties related to income tax liabilities are included in income tax expense. The Company recorded interest and penalties of $174 million, $127 million, and $184 million for the fiscal years ended January 31, 2020, February 1, 2019, and February 2, 2018, respectively.

During the third quarter of the fiscal year ended January 31, 2020, the Company made a cash payment of $438 million in settlement of the IRS audit for fiscal years 2007 through 2009.  In December 2019, the Company received a Revenue Agent’s Report (“RAR”) for the IRS’s examination of fiscal years 2010 through 2014.  The Company disagrees with certain of the proposed assessments and is contesting them through the IRS administrative appeals procedures.  Although this process has been progressing and the timing of any resolution remains uncertain, the Company anticipates reaching a settlement with the IRS in the first half of Fiscal 2021. The IRS has started its examination of fiscal years 2015 through 2019. The Company believes it has valid positions supporting its tax returns and that it is adequately reserved.

The Company is also currently under income tax audits in various U.S. state and foreign taxing jurisdictions.  The Company is undergoing negotiations, and in some cases contested proceedings, relating to tax matters with the taxing authorities in these jurisdictions.  The Company believes that it has provided adequate reserves related to all matters contained in tax periods open to examination.  Although the Company believes it has made adequate provisions for the uncertainties surrounding these audits, should the Company experience unfavorable outcomes, such outcomes could have a material impact on its results of operations, financial position, and cash flows.  With respect to major U.S. state and foreign taxing jurisdictions, the Company is generally not subject to tax examinations for years prior to the fiscal year ended January 29, 2010.

Judgment is required in evaluating the Company’s uncertain tax positions and determining the Company’s provision for income taxes. Although timing of resolution or closure of uncertain tax positions is not certain, the Company believes it is reasonably possible that certain tax matters in various jurisdictions, including those matters discussed above, could be concluded within the next twelve months. The resolution of these matters could reduce the Company’s unrecognized tax benefits by an estimated amount of between $550 million to $850 million. Such a reduction will have a material effect on the Company’s effective tax rate.

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

The following table presents changes in accumulated other comprehensive income (loss), net of tax, by the following components as of the dates indicated:

	Foreign Currency Translation Adjustments	Investments	Cash Flow Hedges	Pension and Other Postretirement Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balances as of February 3, 2017	$(612)	$(13)	$11	$19	$(595)
Other comprehensive income (loss) before reclassifications	791	31	(248)	13	587
Amounts reclassified from accumulated other comprehensive income (loss)	—	2	134	—	136
Total change for the period	791	33	(114)	13	723
Less: Change in comprehensive loss attributable to non-controlling interests	—	(2)	—	—	(2)
Balances as of February 2, 2018	179	22	(103)	32	130
Adjustment for adoption of accounting standards (Note 2)	—	(61)	—	3	(58)
Other comprehensive income (loss) before reclassifications	(631)	2	299	(21)	(351)
Amounts reclassified from accumulated other comprehensive income (loss)	—	43	(225)	—	(182)
Total change for the period	(631)	(16)	74	(18)	(591)
Less: Change in comprehensive income attributable to non-controlling interests	—	6	—	—	6
Balances as of February 1, 2019	(452)	—	(29)	14	(467)
Other comprehensive income (loss) before reclassifications	(226)	—	269	(60)	(17)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(226)	1	(225)
Total change for the period	(226)	—	43	(59)	(242)
Less: Change in comprehensive income (loss) attributable to non-controlling interests	—	—	—	—	—
Balances as of January 31, 2020	$(678)	$—	$14	$(45)	$(709)

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

The following tables presents reclassifications out of accumulated other comprehensive income (loss), net of tax, to net income (loss) for the periods indicated:

	Fiscal Year Ended
	January 31, 2020
	Investments	Cash Flow Hedges	Pensions	Total
	(in millions)
Total reclassifications, net of tax:
Net revenue	$—	$226	$—	$226
Operating expenses	—	—	(1)	(1)
Interest and other, net	—	—	—	—
Total reclassifications, net of tax	$—	$226	$(1)	$225

	Fiscal Year Ended
	February 1, 2019
	Investments	Cash Flow Hedges	Pensions	Total
	(in millions)
Total reclassifications, net of tax:
Net revenue	$—	$225	$—	$225
Operating expenses	—	—	—	—
Interest and other, net	(43)	—	—	(43)
Total reclassifications, net of tax	$(43)	$225	$—	$182

NOTE 13 — NON-CONTROLLING INTERESTS

VMware, Inc. — The non-controlling interests’ share of equity in VMware, Inc. is reflected as a component of the non-controlling interests in the Consolidated Statements of Financial Position and was $4.6 billion and $3.8 billion as of January 31, 2020 and February 1, 2019, respectively. As of January 31, 2020 and February 1, 2019, the Company held approximately 80.9% and 80.5%, respectively, of the outstanding equity interest in VMware, Inc. Restricted stock awards (“RSAs”) of VMware, Inc. were not included in the determination of these ownership interest percentages, as VMware, Inc. had no RSAs outstanding as of January 31, 2020 or February 1, 2019.

Pivotal — As a result of VMware, Inc.’s acquisition of the non-controlling interest in Pivotal from Pivotal’s public shareholders on December 30, 2019, the non-controlling interests’ share of equity in Pivotal is only reflected as a component of the non-controlling interest through December 30, 2019. Pivotal’s Class A common stock ceased to be listed and traded on the NYSE as of the acquisition date, and Dell Technologies did not have a non-controlling interest in Pivotal as of January 31, 2020. For more information regarding VMware Inc.’s acquisition of Pivotal, see Note 1 of the Notes to the Consolidated Financial Statements.

As of February 1, 2019, the non-controlling interests’ share of equity in Pivotal was reflected as a component of the non-controlling interest in the accompanying Consolidated Statements of Financial Position and was $983 million. The Company held approximately 62.8% of the outstanding equity interest in Pivotal as of February 1, 2019.

Secureworks — The non-controlling interests’ share of equity in Secureworks is reflected as a component of the non-controlling interests in the Consolidated Statements of Financial Position and was $88 million and $87 million as of January 31, 2020 and February 1, 2019, respectively. As of January 31, 2020 and February 1, 2019, the Company held approximately 86.8% and 87.4%, respectively, of the outstanding equity interest in Secureworks, excluding RSAs. As of January 31, 2020 and February 1, 2019, the Company held approximately 86.2% and 86.4%, respectively, of the outstanding equity interest in Secureworks, including RSAs.

The effect of changes in the Company’s ownership interest in VMware, Inc., Pivotal, and Secureworks on the Company’s equity was as follows:

Fiscal Year Ended
January 31, 2020
(in millions)
Net income attributable to Dell Technologies Inc.	$4,616
Transfers (to)/from the non-controlling interests:
Increase in Dell Technologies Inc. additional paid-in-capital for equity issuances and other equity activity	1,997
Decrease in Dell Technologies Inc. additional paid-in-capital and accumulated deficit for equity issuances and other equity activity	(3,318)
Net transfers to non-controlling interests	(1,321)
Change from net income attributable to Dell Technologies Inc. and transfers to the non-controlling interests	$3,295

NOTE 14 — CAPITALIZATION

The following table presents the Company’s authorized, issued, and outstanding common stock as of the dates indicated:

	Authorized	Issued	Outstanding
	(in millions)
Common stock as of February 1, 2019
Class A	600	410	410
Class B	200	137	137
Class C	7,900	174	172
Class D	100	—	—
Class V	343	—	—
	9,143	721	719

Common stock as of January 31, 2020
Class A	600	385	385
Class B	200	102	102
Class C	7,900	258	256
Class D	100	—	—
Class V	343	—	—
	9,143	745	743

Under the Company’s certificate of incorporation as amended and restated upon the completion of the Class V transaction described below, the Company is prohibited from issuing any of the authorized shares of Class V Common Stock.

Preferred Stock

The Company is authorized to issue one million shares of preferred stock, par value $0.01 per share. As of January 31, 2020 and February 1, 2019, no shares of preferred stock were issued or outstanding.

Common Stock

Common Stock for Fiscal 2020 and Thereafter

Dell Technologies Common Stock — For Fiscal 2020, the Class A Common Stock, the Class B Common Stock, the Class C Common Stock, and the Class D Common Stock, formerly collectively referred to as the DHI Group Common Stock, are collectively referred to as Dell Technologies Common Stock. The redesignation of such classes of common stock from DHI Group Common Stock to Dell Technologies Common Stock is intended to align the Company’s reporting with how such classes are referred to by securities analysts, investors, and other users of the financial statements since the completion on December 28, 2018 of the Class V transaction described below. As a result of the cancellation of all outstanding Class V Common Stock upon the closing of that transaction, there is no requirement after the fourth quarter of Fiscal 2019 to allocate net income (loss) between two separate groups of common stock denoted the DHI Group Common Stock and the Class V Common Stock or to report earnings (loss) per share for each such group. Accordingly, net income (loss), earnings (loss) per share and other relevant information are reported for Dell Technologies Common Stock for all fiscal periods beginning with the first quarter of Fiscal 2020 and, because of lack of comparability with the new reporting, are reported separately for the DHI Group and the Class V Common Stock, as applicable, for prior fiscal periods. The par value for all classes of Dell Technologies Common Stock is $0.01 per share. For purposes of calculating earnings (loss) per share, the Company continues to use the two-class method. The Class A Common Stock, the Class B Common Stock, the Class C Common Stock, and the Class D Common Stock share equally in dividends declared or accumulated and have equal participation rights in undistributed earnings. As a result, earnings (loss) per share are the same for all classes of Dell Technologies Common Stock and are presented together.

Common Stock prior to Fiscal 2020

DHI Group Common Stock and DHI Group — For the fiscal periods prior to Fiscal 2020, the Class A Common Stock, the Class B Common Stock, the Class C Common Stock, and the Class D Common Stock were collectively referred to as the DHI Group Common Stock. All classes of DHI Group Common Stock have a par value of $0.01 per share, and the Class A Common Stock, the Class B Common Stock, the Class C Common Stock, and the Class D Common Stock share equally in dividends declared or accumulated and have equal participation rights in undistributed earnings. Prior to the completion on December 28, 2018 of the Class V transaction, the DHI Group referred to the direct and indirect interest of Dell Technologies in all of Dell Technologies’ business, assets, properties, liabilities, and preferred stock other than those attributable to the Class V Group, as well as the DHI Group’s retained interest in the Class V Group. Subsequent to the completion of the Class V transaction, the DHI Group refers to all classes of issued and outstanding DHI Group Common Stock.

Class V Common Stock and Class V Group — The Class V Common Stock was a class of common stock intended to track the performance of a portion of Dell Technologies’ economic interest in the Class V Group. The Class V Group consisted solely of VMware, Inc. common stock held by the Company. As of January 31, 2020, no shares of Class V Common Stock remained outstanding.

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

Conversion Rights — Under the Company’s certificate of incorporation, at any time and from time to time, any holder of Class A Common Stock or Class B Common Stock has the right to convert all or any of the shares of Class A Common Stock or Class B Common Stock, as applicable, held by such holder into shares of Class C Common Stock on a one-to-one basis.  During the fiscal year ended January 31, 2020, the Company issued 35,822,123 shares of Class C Common Stock to stockholders upon their conversion of the same number of shares of Class A Common Stock into Class C Common Stock in accordance with the Company’s certificate of incorporation. During the fiscal year ended January 31, 2020, the Company issued 35,301,641 shares of Class C Common Stock to stockholders upon their conversion of the same number of shares of Class B Common Stock into Class C Common Stock in accordance with the Company’s certificate of incorporation.

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

For additional information about the Class V transaction, see “Part I — Item 1 — Business” included in this the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2020.

Repurchases of Common Stock and Treasury Stock

Class V Common Stock Repurchases by Dell Technologies Inc.

Prior to the Class V transaction and since the date of the EMC merger transaction, the Company authorized several programs to repurchase shares of its Class V Common Stock. As of February 1, 2019, no amounts of the $2.1 billion total authorized repurchases under the various programs remained available. The DHI Group Repurchase program described below was suspended as of December 13, 2016 and the $676 million remaining repurchases authorized expired two years after the authorization date. All $1.1 billion authorized under various Class V Group Repurchase Programs described below were fully utilized as of the fiscal year ended February 2, 2018. The Company repurchased no shares of Class V Common Stock under repurchase programs during the fiscal year ended February 1, 2019.

On September 7, 2016, the board of directors of the Company approved a stock repurchase program (the “DHI Group Repurchase Program”) under which the Company was authorized to use assets of the DHI Group to repurchase up to $1.0 billion shares of Class V Common Stock over a period of two years. On December 13, 2016, the board of directors approved the suspension of the DHI Group Repurchase Program until such time as the board of directors authorized the reinstatement of that program. Shares repurchased under the DHI Group Repurchase Program were held as treasury stock at cost until the completion of the Class V transaction, at which time all shares of Class V Common Stock held in treasury were retired. As cash of the DHI Group was used for Class V Common Stock repurchases under the DHI Group Repurchase Program, these repurchased shares were attributed to the DHI Group for the purposes of determining the DHI Group’s retained interest in the Class V Group. As a result, the number of retained interest shares of the DHI Group, which, together with the number of shares of Class V Common Stock outstanding, were used to calculate such retained interest, increased on a one-for-one basis for each share of Class V Common Stock repurchased under the program.

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

The following table presents the repurchase activity with respect to the Class V Common Stock through the completion of the Class V transaction as of the dates indicated:

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

DHI Group Common Stock Repurchases

Prior to the Class V transaction during the fiscal year ended February 1, 2019, the Company repurchased approximately one million shares of DHI Group Common Stock for approximately $47 million. During the fiscal year ended February 2, 2018, the Company repurchased an immaterial number of shares of DHI Group Common Stock for approximately $6 million.

All shares of DHI Group Common Stock repurchased by the Company were held as treasury stock at cost.

VMware, Inc. Class A Common Stock Repurchases by VMware, Inc.

On May 29, 2019, VMware, Inc.’s board of directors authorized the repurchase of an additional $1.5 billion of VMware, Inc.’s Class A common stock. Since the date of the EMC merger transaction, VMware, Inc.’s board of directors has authorized total repurchases of $3.7 billion, of which $1.0 billion remained available as of January 31, 2020. During fiscal year ended January 31, 2020, VMware repurchased 7.7 million shares of its Class A common stock on the open market for approximately $1.3 billion, of which approximately $0.2 billion impacted Dell Technologies’ accumulated deficit balance as of January 31, 2020 as a result of periodic depletion of VMware, Inc.’s additional paid-in capital balance. During the fiscal year ended February 1, 2019, VMware, Inc. repurchased 0.3 million shares of its Class A common stock in the open market for approximately $42 million.

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

On March 29, 2017 and August 23, 2017, the Company entered into two new stock purchase agreements with VMware, Inc. (the “March 2017 Stock Purchase Agreement” and the “August 2017 Stock Purchase Agreement,” respectively), pursuant to which VMware, Inc. agreed to repurchase for cash a total of $600 million of VMware, Inc. Class A common stock from a subsidiary of the Company. VMware, Inc. repurchased approximately 6.1 million shares of Class A common stock, consisting of 3.4 million shares pursuant to the March 2017 Stock Purchase Agreement and 2.7 million shares pursuant to the August 2017 Stock Purchase Agreement. The proceeds from the sales were applied by the Company to the repurchase of shares of the Class V Common Stock under the March 2017 and August 2017 Class V Group Repurchase Programs described above. As of November 3, 2017, the sale transactions under the March 2017 and August 2017 Stock Purchase Agreements were completed. The purchase prices of the 3.4 million shares and 2.7 million shares repurchased by VMware, Inc. were each based on separate volume-weighted average per share prices of the Class A common stock as reported on the NYSE during separate specified reference periods, less a discount of 3.5% from the respective volume-weighted average per share price. During the fiscal year ended February 2, 2018, VMware, Inc. repurchased 6.4 million shares of its Class A common stock in the open market for $724 million. During the period from September 7, 2016 through February 3, 2017, VMware, Inc. repurchased 8.3 million shares of its Class A common stock in the open market for $611 million.

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

Prior to the fiscal year ended January 31, 2020, the DHI Group Common Stock consisted of four classes of common stock, including the Class A Common Stock, the Class B Common Stock, the Class C Common Stock, and the Class D Common Stock. Prior to the completion of the Class V transaction, the DHI Group referred to the direct and indirect interest of Dell Technologies in all of Dell Technologies’ business, assets, properties, liabilities, and preferred stock other than those attributable to the Class V Group, as well as the DHI Group’s retained interest in the Class V Group. Subsequent to the completion of the Class V transaction, the DHI Group refers to all classes of issued and outstanding DHI Group Common Stock.

For purposes of calculating earnings (loss) per share, the Company continues to use the two-class method. The Class A Common Stock, the Class B Common Stock, the Class C Common Stock, and the Class D Common Stock share equally in dividends declared or accumulated and have equal participation rights in undistributed earnings. As a result, earnings (loss) per share are the same for all classes of Dell Technologies Common Stock and are presented together.

The Company accounted for the VMware, Inc. acquisition of the controlling interest in Pivotal from Dell Technologies described in Note 1 of the Notes to the Consolidated Financial Statements as a transaction by entities under common control. Consequently, the Pivotal acquisition had no net effect on the Company’s consolidated financial statements or earnings (loss) per share as previously reported, which includes the periods in which the Class V Common Stock was outstanding.

The following table presents basic and diluted earnings (loss) per share for the periods indicated:

	Fiscal Year Ended
	January 31, 2020	February 1, 2019	February 2, 2018
Earnings (loss) per share attributable to Dell Technologies Inc. — basic:
Dell Technologies Common Stock	$6.38
Class V Common Stock		$6.01	$1.63
DHI Group		$(6.02)	$(5.61)

Earnings (loss) per share attributable to Dell Technologies Inc. — diluted:
Dell Technologies Common Stock	$6.03
Class V Common Stock		$5.91	$1.61
DHI Group		$(6.04)	$(5.62)

The following table presents the computation of basic and diluted earnings (loss) per share for the periods indicated:

Fiscal Year Ended
January 31, 2020
(in millions)
Numerator: Dell Technologies Common Stock
Net income attributable to Dell Technologies — basic	$4,616
Incremental dilution from VMware, Inc. attributable to Dell Technologies (a)	(84)
Net income attributable to Dell Technologies — diluted	$4,532

Denominator: Dell Technologies Common Stock weighted-average shares outstanding
Weighted-average shares outstanding — basic	724
Dilutive effect of options, restricted stock units, restricted stock, and other	27
Weighted-average shares outstanding — diluted	751
Weighted-average shares outstanding — antidilutive	—
____________________

(a)
The incremental dilution from VMware, Inc. represents the impact of VMware, Inc.’s dilutive securities on diluted earnings (loss) per share of Dell Technologies Common Stock, and is calculated by multiplying the difference between VMware, Inc.’s basic and diluted earnings (loss) per share by the number of shares of VMware, Inc. common stock held by the Company. For the fiscal year ended January 31, 2020, incremental dilution from VMware, Inc. was calculated by the Company without regard to VMware Inc.’s required retrospective adjustments for the Pivotal acquisition in its stand-alone financial statements. There is no incremental dilution from Pivotal and Secureworks due to the net loss position of these entities for the periods presented.

The following table presents the computation of basic and diluted earnings (loss) per share prior to the fiscal year ended January 31, 2020 for the periods indicated:

	Fiscal Year Ended
	February 1, 2019	February 2, 2018
	(in millions)
Numerator: Class V Common Stock
Net income attributable to Class V Common Stock — basic (a)	$1,195	$331
Incremental dilution from VMware, Inc. attributable to Class V Common Stock (b)	(18)	(5)
Net income attributable to Class V Common Stock — diluted	$1,177	$326

Numerator: DHI Group
Net loss attributable to DHI Group — basic	$(3,505)	$(3,180)
Incremental dilution from VMware, Inc. attributable to DHI Group (b)	(13)	(4)
Net loss attributable to DHI Group — diluted	$(3,518)	$(3,184)

Denominator: Class V Common Stock weighted-average shares outstanding
Weighted-average shares outstanding — basic (c)	199	203
Dilutive effect of options, restricted stock units, restricted stock, and other (d)	—	—
Weighted-average shares outstanding — diluted	199	203
Weighted-average shares outstanding — antidilutive (d)	—	—

Denominator: DHI Group weighted-average shares outstanding
Weighted-average shares outstanding — basic (e)	582	567
Dilutive effect of options, restricted stock units, restricted stock, and other	—	—
Weighted-average shares outstanding — diluted	582	567
Weighted-average shares outstanding — antidilutive (f)	44	35
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

(f)
Stock-based incentive awards have been excluded from the calculation of the DHI Group’s diluted loss per share because their effect would have been antidilutive, as the Company had a net loss attributable to the DHI Group for the periods presented.

The income allocation and earnings per share for the fiscal years ended February 1, 2019 and February 2, 2018 were not impacted by the acquisition of Pivotal by VMware, Inc., because shares of Class V Common Stock are no longer outstanding. The following table presents a summary of the net loss attributable to Dell Technologies Inc. for the periods indicated:

	Fiscal Year Ended
	February 1, 2019	February 2, 2018
	(in millions)
Net income attributable to Class V Common Stock	$1,195	$331
Net loss attributable to DHI Group	(3,505)	(3,180)
Net loss attributable to Dell Technologies Inc.	$(2,310)	$(2,849)

The following table presents the basis of allocation of net income attributable to the Class V Group for the periods indicated:

	Fiscal Year Ended
	February 1, 2019	February 2, 2018
	(in millions)
Net income attributable to VMware	$2,422	$659
Less: Net income attributable to VMware for the period from December 28, 2018 to February 1, 2019	(15)	—
Less: Net income attributable to non-controlling interests	(452)	(121)
Net income attributable to Class V Group	1,955	538
Less: DHI Group's 38.90% and 38.48%, respectively, weighted average retained interest in Class V Group	(760)	(207)
Class V Common Stock economic interest in Class V Group (a)	$1,195	$331
____________________

(a)
For the fiscal year ended February 1, 2019, Class V Common Stock economic interest in the Class V Group represents net income attributable to the Class V Group for the period ended December 27, 2018, the last date on which the Class V Common Stock traded on the New York Stock Exchange.

The following table presents a reconciliation of the VMware reportable segment results to the VMware, Inc. results attributable to the Class V Group pursuant to the tracking stock policy for the periods indicated. The VMware reportable segment results presented below were recast as discussed in Note 19 of the Notes to the Consolidated Financial Statements. The VMware, Inc. results were not impacted by the Pivotal acquisition.

	Fiscal Year Ended
	February 1, 2019			February 2, 2018
	VMware Reportable Segment	Adjustments and Eliminations (a)	VMware	VMware Reportable Segment	Adjustments and Eliminations (a)	VMware
	(in millions)
Net revenue	$9,741	$(767)	$8,974	$8,485	$(623)	$7,862
Cost of net revenue	1,312	(54)	1,258	1,205	(64)	1,141
Gross margin	8,429	(713)	7,716	7,280	(559)	6,721
Operating expenses:
Selling, general, and administrative	3,720	(29)	3,691	3,062	202	3,264
Research and development	1,783	192	1,975	1,547	208	1,755
Total operating expenses	5,503	163	5,666	4,609	410	5,019
Operating income (loss)	$2,926	$(876)	$2,050	$2,671	$(969)	$1,702
Interest and other income (expense), net attributable to VMware			833			112
Income before income taxes attributable to VMware			2,883			1,814
Income tax provision attributable to VMware			461			1,155
Net income attributable to VMware			$2,422			$659
____________________

(a)
Adjustments and eliminations primarily consist of intercompany sales and allocated expenses, as well as expenses that are excluded from the VMware reportable segment, such as amortization of intangible assets, stock-based compensation expense, severance, and integration and acquisition-related costs. Adjustments also include adjustments and eliminations pertaining to Pivotal results.

NOTE 16 — STOCK-BASED COMPENSATION

Stock-Based Compensation Expense

The following table presents stock-based compensation expense recognized in the Consolidated Statements of Income (Loss) for the periods indicated:

	Fiscal Year Ended
	January 31, 2020	February 1, 2019	February 2, 2018
	(in millions)
Stock-based compensation expense (a):
Cost of net revenue	$129	$76	$66
Operating expenses	1,133	842	769
Stock-based compensation expense before taxes	1,262	918	835
Income tax benefit	(392)	(260)	(268)
Stock-based compensation expense, net of income taxes	$870	$658	$567
____________________

(a)
Stock-based compensation expense before taxes for the fiscal years ended January 31, 2020, February 1, 2019, and February 2, 2018 includes $892 million, $731 million and $683 million, respectively, related to the VMware, Inc. plans discussed below.

Dell Technologies Inc. Stock-Based Compensation Plans

Dell Technologies Inc. 2013 Stock Incentive Plan (As Amended and Restated as of July, 9, 2019) — On September 7, 2016, at the effective time of the EMC merger transaction, the Denali Holding Inc. 2013 Stock Incentive Plan (the “2013 Plan”) was amended and restated as the Dell Technologies Inc. 2013 Stock Incentive Plan (the “Restated Plan”). Employees, consultants, non-employee directors, and other service providers of the Company or its affiliates are eligible to participate in the Restated Plan. The Restated Plan authorized the issuance of an aggregate of 75 million shares of the Company’s Class C Common Stock and 500,000 shares of the Company’s Class V Common Stock, of which 61 million shares of Class C Common Stock were previously reserved for issuance under the 2013 Plan. The Restated Plan authorizes the Company to grant stock options, restricted stock units (“RSUs”), stock appreciation rights (“SARs”), RSAs, and dividend equivalents.

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

During the second quarter of the fiscal year ended January 31, 2020, the Company’s stockholders approved an amendment to the Restated Plan to authorize an additional 35 million shares of Class C Common Stock for issuance pursuant to the Plan. Upon effectiveness of the amendment, a total of 110.5 million shares of Class C Common Stock are authorized for issuance. As of January 31, 2020, there were approximately 55 million shares of Class C Common Stock available for future grants under the Restated Plan.

Stock Option Agreements — Stock options granted under the Restated Plan include service-based awards and performance-based awards. A majority of the service-based stock options vest pro-rata at each option anniversary date over a five-year period. Outstanding performance-based stock options became fully vested upon the achievement of a prescribed return on equity (“ROE”) measurement that was approved by the Company’s board of directors in connection with the Class V transaction. Both service-based and performance-based stock options are granted with option exercise prices equal to the fair market value of the Company’s common stock.  Prior to the Class V transaction, the fair market value was determined by the Company’s board of directors or authorized committee.  After the Class V transaction, the fair market value is based on the closing price of the Class C Common Stock as reported on the NYSE on the grant date. A majority of the stock options expire ten years after the date of grant.

Stock Option Activity — The following table presents stock option activity settled in Dell Technologies Common Stock or DHI Group Common Stock for the periods indicated:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (a)
	(in millions)	(per share)	(in years)	(in millions)
Options outstanding as of February 3, 2017	48	$14.75
Granted	—	—
Exercised	(4)	14.62
Forfeited	(2)	13.75
Canceled/expired	—	—
Options outstanding as of February 2, 2018	42	14.80
Granted	—	—
Exercised	—	—
Forfeited	—	—
Canceled/expired	—	—
Options outstanding as of February 1, 2019 (b)	42	14.76
Granted	—	—
Exercised	(24)	14.86
Forfeited	—	—
Canceled/expired	—	—
Options outstanding as of January 31, 2020 (c)	18	$14.82	3.5	$617
Exercisable as of January 31, 2020	18	$14.55	3.4	$612
Vested and expected to vest (net of estimated forfeitures) as of January 31, 2020	18	$14.81	3.5	$616
____________________

(a)
The aggregate intrinsic values represent the total pre-tax intrinsic values based on the closing price of $48.77 of the Company’s Class C Common Stock on January 31, 2020 as reported on the NYSE that would have been received by the option holders had all in-the-money options been exercised as of that date.

(b)	Stock option activity during the period was immaterial. The ending weighted-average exercise price was calculated based on underlying options outstanding as of February 1, 2019.

(c)
Other than stock option exercises, stock option activity during the period was immaterial. The ending weighted-average exercise price was calculated based on underlying options outstanding as of January 31, 2020. Of the 18 million stock options outstanding on January 31, 2020, 10 million related to performance-based awards and 8 million related to service-based awards.

The total fair value of options vested was $4 million, $150 million, and $45 million for the fiscal years ended January 31, 2020, February 1, 2019, and February 2, 2018, respectively. The pre-tax intrinsic value of the options exercised was $835 million, $18 million, and $62 million for the fiscal years ended January 31, 2020, February 1, 2019, and February 2, 2018, respectively. Cash proceeds from the exercise of stock options were $350 million for the fiscal year ended January 31, 2020 and immaterial for both the fiscal years ended February 1, 2019 and February 2, 2018.

The tax benefit realized from the exercise of stock options was $197 million, $5 million, and $21 million for the fiscal years ended January 31, 2020, February 1, 2019, and February 2, 2018, respectively. As of January 31, 2020, there was $2 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested stock options expected to be recognized over a weighted-average period of 1.5 years.

Valuation of Service-Based Stock Option Awards — The Company granted an immaterial number of service-based stock options under the Restated Plan during the fiscal years ended January 31, 2020, February 1, 2019, and February 2, 2018.

Valuation of Performance-Based Stock Option Awards — There were no performance-based stock options granted under the Restated Plan during the fiscal years ended January 31, 2020, February 1, 2019, and February 2, 2018.

Restricted Stock — The Company’s restricted stock primarily consists of RSUs granted to employees. During the fiscal year ended January 31, 2020, the Company granted long-term incentive awards in the form of service-based RSUs and performance-based RSUs (“PSUs”) in order to align critical talent retention programs with the interests of holders of the Class C Common Stock.

Service-based RSUs have a fair value based on the closing price of the Class C Common Stock price as reported on the NYSE on the grant date or the trade day immediately preceding the grant date, if the grant date falls on a non-trading day. Most of such RSUs vest ratably over a three-year period.  Each service-based RSU represents the right to acquire one share of Class C Common Stock upon vesting. Prior to the Class V transaction, each RSU converted into one share of DHI Group Common Stock upon vesting.

The PSUs granted after the Class V transaction are reflected as target units while the actual number of units that ultimately vest will range from 0% to 200% of target, based on the level of achievement of the performance goals and continued employment with the Company over a three-year performance period. Approximately half of the PSUs granted are subject to achievement of market-based performance goals based on relative total shareholder return and were valued utilizing a Monte Carlo valuation model to simulate the probabilities of achievement. The remaining PSUs are subject to internal financial metrics and have fair values based on the closing price of the Class C Common Stock as reported on the NYSE on the accounting grant date.  For the fiscal year ended January 31, 2020, approximately one-third of the non-market performance awards have been valued and are considered outstanding for accounting purposes.

Prior to the Class V transaction, the Company granted market-based PSUs to certain members of the Company’s senior leadership team, which were also valued using the Monte Carlo model.  The vesting and payout of the PSU awards depends upon the return on equity achieved on various measurement dates through the five year anniversary of the EMC merger transaction or specified liquidity events.

The following table presents the assumptions utilized in the Monte Carlo valuation model for the period indicated:

Fiscal Year Ended
January 31, 2020
Weighted-average grant date fair value	$87.17
Expected term (in years)	3.0
Risk-free rate (U.S. Government Treasury Note)	2.4%
Expected volatility	45%
Expected dividend yield	—%

The following table presents restricted stock and restricted stock units activity settled in Dell Technologies Common Stock or DHI Group Common Stock for the periods indicated:

	Number of Units	Weighted-Average Grant Date Fair Value
	(in millions)	(per unit)
Outstanding, February 3, 2017	10	$19.63
Granted	1	23.04
Vested	(1)	27.59
Forfeited	(3)	19.13
Outstanding, February 2, 2018	7	$18.73
Granted (a)	—	—
Vested	(1)	28.03
Forfeited	(1)	17.88
Outstanding, February 1, 2019	5	$18.90
Granted	13	60.55
Vested	(1)	30.24
Forfeited	(1)	46.50
Outstanding, January 31, 2020 (b)	16	$50.78
____________________

(a)	The Company granted an immaterial number of restricted stock awards during the fiscal year ended February 1, 2019.

(b)	As of January 31, 2020, the 16 million units outstanding included 11 million RSUs and 5 million PSUs.

The following table presents restricted stock that is expected to vest as of the date indicated:

	Number of Units	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (a)
	(in millions)	(in years)	(in millions)
Expected to vest, January 31, 2020	14	1.6	$695
____________________

(a)
The aggregate intrinsic value represents the total pre-tax intrinsic values based on the closing price of $48.77 of the Company’s Class C Common Stock on January 31, 2020 as reported on the NYSE that would have been received by the RSU holders had the RSUs been issued as of January 31, 2020.

The total fair value of restricted stock that vested during the fiscal years ended January 31, 2020, February 1, 2019, and February 2, 2018 was $27 million, $24 million, and $37 million, respectively, and the pre-tax intrinsic value was $47 million, $63 million, and $44 million, respectively. As of January 31, 2020, 16 million shares of restricted stock were outstanding, with an aggregate intrinsic value of $774 million.

As of January 31, 2020, there was $464 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to these awards expected to be recognized over a weighted-average period of approximately 2.2 years.

Dell Technologies Shares Withheld for Taxes — Under certain situations, shares are withheld from issuance to cover employee taxes for both the vesting of restricted stock units and the exercise of stock options. For the fiscal years ended January 31, 2020, February 1, 2019, and February 2, 2018, 0.1 million, 0.4 million, and 1.0 million shares, respectively, were withheld to cover $4 million, $28 million, and $35 million, respectively, of employees’ tax obligations.

VMware, Inc. Stock-Based Compensation Plans

VMware, Inc. 2007 Equity and Incentive Plan — In June 2007, VMware, Inc. adopted its 2007 Equity and Incentive Plan (the “2007 Plan”). In June 2019, VMware, Inc. amended its 2007 Plan to increase the number of shares of Class A common stock available for issuance by 13 million. As of January 31, 2020, the number of authorized shares of VMware, Inc. Class A common stock under the 2007 Plan was approximately 145 million. The number of shares underlying outstanding equity awards that VMware, Inc. assumes in the course of business acquisitions are also added to the 2007 Plan reserve on an as-converted basis. VMware, Inc. has assumed approximately 11 million shares, which accordingly have been added to the authorized shares under the 2007 Plan reserve.

Awards under the 2007 Plan may be in the form of stock-based awards such as RSUs or stock options. VMware, Inc.’s Compensation and Corporate Governance Committee determines the vesting schedule for all equity awards. Generally, restricted stock grants made under the 2007 Plan have a three-year to four-year period over which they vest and vest 25% the first year and semiannually thereafter. The value of RSU grants is based on VMware, Inc.’s stock price on the date of grant. The shares underlying the RSU awards are not issued until the RSUs vest. Upon vesting, each RSU converts into one share of VMware, Inc. Class A common stock. VMware, Inc.’s restricted stock also includes PSU awards which have been granted to certain VMware, Inc. executives and employees. The PSU awards include performance conditions and, in certain cases, a time-based or market-based vesting component. Upon vesting, each PSU award will convert into VMware, Inc.’s Class A common stock at various ratios ranging from 0.1 to 2.0 shares per PSU, depending upon the degree of achievement of the performance or market based target designated by each award. If minimum performance thresholds are not achieved, then no shares will be issued.

The per share exercise price for a stock option awarded under the 2007 Plan will not be less than 100% of the per share fair market value of VMware, Inc. Class A common stock on the date of grant. Most options granted under the 2007 Plan vest 25% after the first year and monthly thereafter over the following three years and expire between six and seven years from the date of grant. VMware, Inc. utilizes authorized and unissued shares to satisfy all shares issued under the 2007 Plan. As of January 31, 2020, there was an aggregate of approximately 24 million shares of common stock available for issuance pursuant to future grants under the 2007 Plan.

Pivotal Equity Plan — Upon the completion of the acquisition by VMware, Inc. as described in Note 1 of the Notes to the Consolidated Financial Statements, Pivotal’s equity plan was terminated and no further awards can be granted under the plan. Pivotal’s outstanding unvested RSUs and options on the date of the acquisition were converted to VMware, Inc. RSUs and options and valued at their historical carrying amounts. The activity under Pivotal’s equity plan was not material during the fiscal years ended January 31, 2020, February 1, 2019, and February 2, 2018.

VMware, Inc. Employee Stock Purchase Plan — In June 2007, VMware, Inc. adopted its 2007 Employee Stock Purchase Plan (the “ESPP”), which is intended to be qualified under Section 423 of the Internal Revenue Code. In June 2019, VMware, Inc. amended its ESPP to increase the number of shares of Class A common stock available for issuance by 9 million. As of January 31, 2020, the number of authorized shares under the ESPP was approximately 32 million. Under the ESPP, eligible VMware, Inc. employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise.

The option period is generally twelve months and includes two embedded six-month option periods. Options are exercised at the end of each embedded option period. If the fair market value of the stock is lower on the first day of the second embedded option period than it was at the time of grant, then the twelve-month option period expires and each enrolled participant is granted a new twelve-month option. As of January 31, 2020, approximately 14 million shares of VMware, Inc. Class A common stock were available for issuance under the ESPP.

The following table presents ESPP activity for the periods indicated:

	Fiscal Year Ended
	January 31, 2020	February 1, 2019	February 2, 2018
	(in millions, except per share amounts)
Cash proceeds	$172	$161	$65
Class A common shares purchased	1.5	1.9	0.9
Weighted-average price per share	$115.51	$84.95	$72.40

As of January 31, 2020, $95 million of ESPP withholdings were recorded as a liability in accrued and other on the Consolidated Statements of Financial Position related to a purchase under the ESPP that occurred on February 29, 2020, subsequent to the fiscal year ended January 31, 2020. Total unrecognized stock-based compensation expense as of January 31, 2020 for the ESPP was $39 million.

VMware, Inc. 2007 Equity and Incentive Plan Stock Options — The following table presents stock option activity for VMware, Inc. employees in VMware, Inc. stock options for the periods indicated:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (a)
	(in millions)	(per share)	(in years)	(in millions)
Options outstanding as of February 3, 2017	2	$69.38
Granted	1	13.79
Exercised	(1)	53.50
Forfeited	—	—
Canceled/expired	—	—
Options outstanding as of February 2, 2018	2	54.63
Granted	1	16.07
Adjustment for special cash dividend	—	—
Exercised	(1)	46.73
Forfeited	—	—
Canceled/expired	—	—
Options outstanding as of February 1, 2019 (b)	2	36.50
Granted	2	73.19
Exercised	(1)	39.94
Forfeited	—	—
Canceled/expired	—	—
Options outstanding as of January 31, 2020	3	$56.58	6.4	$239
Exercisable as of January 31, 2020	1	$47.24	3.8	$95
Vested and expected to vest (net of estimated forfeitures) as of January 31, 2020	3	$56.13	6.4	$238
____________________

(a)
The aggregate intrinsic value represents the total pre-tax intrinsic values based on VMware, Inc.’s closing stock price of $148.06 on January 31, 2020 as reported on the NYSE that would have been received by the option holders had all in-the-money options been exercised as of that date.

(b)	The number of options and weighted-average exercise price of options outstanding as of February 1, 2019 reflect the non-cash adjustments to the options as a result of the special cash dividend.

The above table includes stock options granted in conjunction with unvested stock options assumed in business combinations, including 0.6 million options issued for unvested options assumed as part of the Pivotal acquisition. As a result, the weighted-average exercise price per share may vary from the VMware, Inc. stock price at time of grant. The total fair value of VMware, Inc. stock options that vested during the fiscal years ended January 31, 2020, February 1, 2019, and February 2, 2018 was $64 million, $35 million, and $32 million, respectively. The pre-tax intrinsic value of the options exercised during the fiscal years ended January 31, 2020, February 1, 2019, and February 2, 2018 was $103 million, $56 million, and $62 million, respectively.

The tax benefit realized from the exercise of stock options was $25 million, $13 million, and $21 million for the fiscal years ended January 31, 2020, February 1, 2019, and February 2, 2018, respectively. As of January 31, 2020, there was $129 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested stock options expected to be recognized over a weighted-average period of approximately one year.

Fair Value of VMware, Inc. Options — The fair value of each option to acquire VMware, Inc. Class A common stock granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following tables present the assumptions utilized in this model, as well as the weighted-average assumptions for the periods indicated:

	Fiscal Year Ended
	January 31, 2020	February 1, 2019	February 2, 2018
VMware, Inc. 2007 Equity and Incentive Plan
Weighted-average grant date fair value of stock options granted per option	$98.00	$143.01	$83.62
Expected term (in years)	2.7	3.2	3.3
Risk-free rate (U.S. Government Treasury Note)	1.5%	2.9%	1.7%
Expected volatility	34%	32%	29%
Expected dividend yield	—%	—%	—%

	Fiscal Year Ended
	January 31, 2020	February 1, 2019	February 2, 2018
VMware, Inc. Employee Stock Purchase Plan
Weighted-average grant date fair value of stock options granted per option	$35.66	$34.72	$21.93
Expected term (in years)	0.6	0.8	0.9
Risk-free rate (U.S. Government Treasury Note)	1.7%	2.0%	1.2%
Expected volatility	27%	33%	23%
Expected dividend yield	—%	—%	—%

The weighted-average grant date fair value of VMware, Inc. stock options can fluctuate from period to period primarily due to higher valued options assumed through business combinations with exercise prices lower than the fair market value of VMware, Inc.’s stock on the date of grant.

For equity awards granted, volatility was based on an analysis of historical stock prices and implied volatilities of VMware, Inc.’s Class A common stock. The expected term was based on historical exercise patterns and post-vesting termination behavior, the term of the option period for grants made under the ESPP, or the weighted-average remaining term for options assumed in acquisitions. VMware, Inc.’s expected dividend yield input was zero as it has not historically paid cash dividends on its common stock, other than the special cash dividend paid in connection with the Class V transaction described in Note 14 of the Notes to the Consolidated Financial Statements and below, and does not expect to pay cash dividends in the future. The risk-free interest rate was based on a U.S. Treasury instrument whose term is consistent with the expected term of the stock options.

On July 1, 2018, in connection with the Class V transaction, VMware, Inc.’s board of directors declared a $11 billion special cash dividend, paid pro-rata to VMware, Inc. stockholders on December 28, 2018 in the amount of $26.81 per outstanding share of VMware, Inc. common stock.

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

VMware, Inc. Restricted Stock — The following table presents VMware, Inc.’s restricted stock activity for the periods indicated:

	Number of Units	Weighted-Average Grant Date Fair Value
	(in millions)	(per unit)
Outstanding, February 3, 2017	20	$67.41
Granted	8	93.84
Vested	(9)	67.89
Forfeited	(2)	72.68
Outstanding, February 2, 2018	17	$78.62
Granted	7	146.61
Adjustment for special cash dividend (a)	3	NA
Vested	(7)	75.45
Forfeited	(2)	86.90
Outstanding, February 1, 2019 (a)	18	$90.06
Granted	9	157.07
Vested	(8)	80.28
Forfeited	(2)	101.29
Outstanding, January 31, 2020 (b)	17	$128.38
____________________

(a)	The weighted-average grant date fair value of outstanding RSU awards as of February 1, 2019 reflects the non-cash adjustments to the awards as a result of the special cash dividend.

(b)
As of January 31, 2020, the 17 million units outstanding included 16 million RSUs and 1 million PSUs. The above table includes RSUs issued for outstanding unvested RSUs in connection with business combinations, including 2.2 million RSUs issued for unvested RSUs assumed as part of the Pivotal acquisition.

The following table presents restricted stock that is expected to vest as of the date indicated:

	Number of Units	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (a)
	(in millions)	(in years)	(in millions)
Expected to vest, January 31, 2020	16	2.4	$2,320
____________________

(a)
The aggregate intrinsic value represents the total pre-tax intrinsic values based on VMware, Inc.’s closing stock price of $148.06 on January 31, 2020 as reported on the NYSE that would have been received by the RSU holders had the RSUs been issued as of January 31, 2020.

The total fair value of VMware, Inc. restricted stock awards that vested during the fiscal years ended January 31, 2020, February 1, 2019 and February 2, 2018 was $657 million, $556 million, and $616 million, respectively, and the pre-tax intrinsic value was $1,414 million, $1,061 million, and $946 million, respectively. As of January 31, 2020, 17 million restricted shares of VMware, Inc.’s Class A common stock were outstanding, with an aggregate intrinsic value of $2,587 million based on VMware, Inc.’s closing stock price on January 31, 2020 as reported on the NYSE.

As of January 31, 2020, there was $1,589 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to these awards expected to be recognized over a weighted-average period of approximately 1.6 years.

VMware, Inc. Shares Withheld for Taxes — For the fiscal years ended January 31, 2020, February 1, 2019, and February 2, 2018, VMware, Inc. repurchased and retired or withheld 3 million shares of VMware, Inc. Class A common stock, each year; for $521 million, $373 million, and $348 million, respectively, to cover tax withholding obligations. These amounts may differ from the amounts of cash remitted for tax withholding obligations on the Consolidated Statements of Cash Flows due to the timing of payments. Pursuant to the respective award agreements, these shares were withheld in conjunction with the net share settlement upon the vesting of restricted stock and restricted stock units (including PSUs) during the period. The value of the withheld shares, including restricted stock units, was classified as a reduction to additional paid-in capital.

Other Plans

In addition to the plans disclosed above, the Company has a consolidated subsidiary, Secureworks, that maintains its own equity plan and issues equity grants settling in its own stock. The stock option and restricted stock unit activity under this plan was not material during the fiscal years ended January 31, 2020, February 1, 2019, and February 2, 2018.

NOTE 17 — REDEEMABLE SHARES

Awards under the Company’s stock incentive plans include certain rights that allow the holder to exercise a put feature for the underlying Class A or Class C Common Stock after a six-month holding period following the issuance of such common stock. The put feature requires the Company to purchase the stock at its fair market value. Accordingly, these awards and such common stock are subject to reclassification from equity to temporary equity, and the Company determines the award amounts to be classified as temporary equity as follows:

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

In connection with the Class V transaction described in Note 14 of the Notes to the Consolidated Financial Statements, the put feature provisions were amended to provide that the put feature will terminate upon the earlier of June 27, 2021 or the consummation of any underwritten public offering of shares of Class C Common Stock.

The following table presents the amount of redeemable shares classified as temporary equity and summarizes the award type as of the dates indicated:

	January 31, 2020	February 1, 2019
	(in millions)
Redeemable shares classified as temporary equity	$629	$1,196

Issued and outstanding unrestricted common shares	2	3
Restricted stock units	1	1
Restricted stock awards	—	—
Outstanding stock options	15	31

The decrease in the value of redeemable shares during the fiscal year ended January 31, 2020 was primarily attributable to a decline in Class C Common Stock fair value and a reduction in the number of shares eligible for put rights.

NOTE 18 — RETIREMENT PLAN BENEFITS

Defined Benefit Retirement Plans

The Company sponsors retirement plans for certain employees in the United States and internationally, and some of these plans meet the criteria of a defined benefit retirement plan. Benefits under defined benefit retirement plans guarantee a particular payment to the employee in retirement. The amount of retirement benefit is defined by the plan, and is typically a function of the number of years of service rendered by the employee and the employee’s average salary or salary at retirement. The annual costs of the plans are determined using the projected unit credit actuarial cost method that includes actuarial assumptions and estimates which are subject to change.

Net periodic benefit costs related to defined benefit retirement plans were immaterial for the fiscal years ended January 31, 2020, February 1, 2019, and February 2, 2018. The Company did not make any significant contributions to defined benefit retirement plans for the fiscal years ended January 31, 2020, February 1, 2019, and February 2, 2018, and does not expect to make any significant contributions in Fiscal 2021.

U.S. Pension Plan — The Company sponsors a noncontributory defined benefit retirement plan in the United States (the “U.S. pension plan”) which was assumed in connection with the EMC merger transaction. As of December 1999, the U.S. pension plan was frozen, so employees no longer accrue retirement benefits for future services. The measurement date for the U.S. pension plan is the end of the Company’s fiscal year.

The following table presents attributes of the U.S. pension plan as of the dates indicated:

	January 31, 2020	February 1, 2019
	(in millions)
Plan assets at fair value (a)	$547	$474
Benefit obligations	(588)	(524)
Underfunded position (b)	$(41)	$(50)
____________________

(a)
Plan assets are managed by outside investment managers. The Company’s investment strategy with respect to plan assets is to achieve a long-term growth of capital, consistent with an appropriate level of risk. Assets are recognized at fair value and are primarily classified within Level 2 of the fair value hierarchy.

(b)	The underfunded position of the U.S. pension plan is recognized in other non-current liabilities in the Consolidated Statements of Financial Position.

As of January 31, 2020, future benefit payments for the U.S. pension plan are expected to be paid as follows: $30 million in Fiscal 2021; $31 million in Fiscal 2022; $33 million in Fiscal 2023; $34 million in Fiscal 2024; $34 million in Fiscal 2025; and $175 million thereafter.

International Pension Plans — The Company also sponsors retirement plans outside of the United States which qualify as defined benefit plans. As of January 31, 2020, the aggregate fair value of plan assets for the international pension plans was $0.2 billion, the aggregate benefit obligations were $0.4 billion, and the aggregate net underfunded position was $0.2 billion. The underfunded position of the international pension plans is recognized in other non-current liabilities in the Consolidated Statements of Financial Position.

Defined Contribution Retirement Plans

Dell 401(k) Plan — The Company has a defined contribution retirement plan (the “Dell 401(k) Plan”) that complies with Section 401(k) of the Internal Revenue Code. Only U.S. employees are eligible to participate in the Dell 401(k) plan. As of January 31, 2020, the Company matches 100% of each participant’s voluntary contributions, subject to a maximum contribution of 6% of the participant’s eligible compensation, up to an annual limit of $7,500, and participants vest immediately in all contributions to the Dell 401(k) Plan. The Company’s matching contributions as well as participants’ voluntary contributions are invested according to each participant’s elections in the investment options provided under the Dell 401(k) Plan. The Company’s contributions during the fiscal years ended January 31, 2020, February 1, 2019, and February 2, 2018 were $267 million, $254 million, and $129 million, respectively. Contributions increased during the fiscal year ended February 1, 2019 due to the additional participants that were transferred from the EMC 401(k) Plan, as discussed below.

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

VMware, Inc. and Pivotal have defined contribution programs for certain employees that comply with Section 401(k) of the Internal Revenue Code. Pivotal’s defined contribution program was acquired by VMware, Inc. in connection with VMware Inc.’s acquisition of Pivotal on December 30, 2019.

NOTE 19 — SEGMENT INFORMATION

The Company has three reportable segments that are based on the following business units: Infrastructure Solutions Group (“ISG”); Client Solutions Group (“CSG”); and VMware.

On December 30, 2019, VMware, Inc. completed its acquisition of Pivotal. Due to the Company’s ownership of a controlling interest in Pivotal, the Company and VMware, Inc. accounted for the Pivotal acquisition as a transaction by entities under common control, and consequently the transaction had no net effect to the Company’s consolidated financial statements. Pivotal now operates as a wholly-owned subsidiary of VMware, Inc. and Dell Technologies reports Pivotal results within the VMware reportable segment. Previously, Pivotal results were reported within Other businesses.

ISG includes servers, networking, and storage, as well as services and third-party software and peripherals that are closely tied to the sale of ISG hardware. CSG includes sales to commercial and consumer customers of desktops, thin client products, and notebooks, as well as services and third-party software and peripherals that are closely tied to the sale of CSG hardware. VMware works with customers in the areas of hybrid and multi-cloud, modern applications, networking, security, and digital workspaces to enable VMware customers to digitally transform their operations as they ready their applications, infrastructure, and employees for constantly evolving business needs.

The reportable segments disclosed herein are based on information reviewed by the Company’s management to evaluate the business segment results. The Company’s measure of segment revenue and segment operating income for management reporting purposes excludes operating results of Other businesses, unallocated corporate transactions, the impact of purchase accounting, amortization of intangible assets, transaction-related expenses, stock-based compensation expense, and other corporate expenses, as applicable. The Company does not allocate assets to the above reportable segments for internal reporting purposes.

The following table presents a reconciliation of net revenue by the Company’s reportable segments to the Company’s consolidated net revenue as well as a reconciliation of consolidated segment operating income to the Company’s consolidated operating income (loss) for the periods indicated:

	Fiscal Year Ended
	January 31, 2020	February 1, 2019	February 2, 2018
	(in millions)
Consolidated net revenue:
Infrastructure Solutions Group	$33,969	$36,720	$30,917
Client Solutions Group	45,838	43,196	39,218
VMware	10,905	9,741	8,485
Reportable segment net revenue	90,712	89,657	78,620
Other businesses (a)	1,788	1,676	1,704
Unallocated transactions (b)	1	(9)	(15)
Impact of purchase accounting (c)	(347)	(703)	(1,269)
Total consolidated net revenue	$92,154	$90,621	$79,040

Consolidated operating income (loss):
Infrastructure Solutions Group	$4,001	$4,151	$3,068
Client Solutions Group	3,138	1,960	2,044
VMware	3,081	2,926	2,671
Reportable segment operating income	10,220	9,037	7,783
Other businesses (a)	(43)	(111)	13
Unallocated transactions (b)	(29)	(72)	(24)
Impact of purchase accounting (c)	(411)	(820)	(1,546)
Amortization of intangibles	(4,408)	(6,138)	(6,980)
Transaction-related expenses (d)	(285)	(750)	(502)
Stock-based compensation expense (e)	(1,262)	(918)	(835)
Other corporate expenses (f)	(1,160)	(419)	(325)
Total consolidated operating income (loss)	$2,622	$(191)	$(2,416)
____________________

(a)
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

(f)
Other corporate expenses includes impairment charges, severance, facility action, and other costs. See Note 8 of the Notes to the Consolidated Financial Statements for additional information on Virtustream impairment charges.

The following table presents the disaggregation of net revenue by reportable segment, and by major product categories within the segments for the periods indicated:

	Fiscal Year Ended
	January 31, 2020	February 1, 2019	February 2, 2018
	(in millions)
Net revenue:
Infrastructure Solutions Group:
Servers and networking	$17,127	$19,953	$15,533
Storage	16,842	16,767	15,384
Total ISG net revenue	33,969	36,720	30,917
Client Solutions Group:
Commercial	34,277	30,893	27,507
Consumer	11,561	12,303	11,711
Total CSG net revenue	45,838	43,196	39,218
VMware:
Total VMware net revenue	10,905	9,741	8,485
Total segment net revenue	$90,712	$89,657	$78,620

The following table presents net revenue allocated between the United States and foreign countries for the periods indicated:

	Fiscal Year Ended
	January 31, 2020	February 1, 2019	February 2, 2018
	(in millions)
Net revenue:
United States	$43,829	$42,803	$38,528
Foreign countries	48,325	47,818	40,512
Total net revenue	$92,154	$90,621	$79,040

The following table presents property, plant, and equipment, net allocated between the United States and foreign countries as of the dates indicated:

	January 31, 2020	February 1, 2019
	(in millions)
Property, plant, and equipment, net:
United States	$4,322	$4,058
Foreign countries	1,733	1,201
Total property, plant, and equipment, net	$6,055	$5,259

The allocation between domestic and foreign net revenue is based on the location of the customers. Net revenue from any single foreign country did not constitute more than 10% of the Company’s consolidated net revenue for each of the fiscal years ended January 31, 2020, February 1, 2019, and February 2, 2018. Property, plant, and equipment, net from any single foreign country did not constitute more than 10% of the Company’s consolidated property, plant, and equipment, net as of January 31, 2020 or February 1, 2019.

NOTE 20 — SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION

The following table presents additional information on selected asset accounts included in the Consolidated Statements of Financial Position as of the dates indicated:

	January 31, 2020	February 1, 2019
	(in millions)
Cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$9,302	$9,676
Restricted cash - other current assets (a)	730	522
Restricted cash - other non-current assets (a)	119	42
Total cash, cash equivalents, and restricted cash	$10,151	$10,240
Accounts receivable, net:
Gross accounts receivable	$12,578	$12,456
Allowance for doubtful accounts	(94)	(85)
Total accounts receivable, net	$12,484	$12,371
Inventories, net:
Production materials	$1,590	$1,794
Work-in-process	563	702
Finished goods	1,128	1,153
Total inventories, net	$3,281	$3,649
Prepaid expenses:
Total prepaid expenses (b)	$885	$795
Property, plant, and equipment, net:
Computer equipment	$6,330	$5,219
Land and buildings	4,700	4,559
Machinery and other equipment	3,597	3,829
Total property, plant, and equipment	14,627	13,607
Accumulated depreciation and amortization (c)	(8,572)	(8,348)
Total property, plant, and equipment, net	$6,055	$5,259
Other non-current assets:
Deferred and other tax assets	$5,960	$654
Operating lease ROU assets	1,780	—
Deferred Commissions	998	817
Other	1,690	1,364
Total other non-current assets	$10,428	$2,835
____________________

(a)	Restricted cash includes cash required to be held in escrow pursuant to DFS securitization arrangements and VMware, Inc. restricted cash.

(b)	Prepaid expenses are included in other current assets in the Consolidated Statements of Financial Position.

(c)
During the fiscal years ended January 31, 2020, February 1, 2019, and February 2, 2018, the Company recognized $1.3 billion, $1.3 billion, and $1.5 billion, respectively, in depreciation expense. Additionally, during the fiscal years ended January 31, 2020, February 1, 2019, and February 2, 2018, the Company retired $0.8 billion, $0.8 billion, and $1.1 billion, respectively, of fully depreciated property, plant, and equipment.

The following table presents additional information on selected liability accounts included in the Consolidated Statements of Financial Position as of the dates indicated:

	January 31, 2020	February 1, 2019
	(in millions)
Accrued and other current liabilities:
Compensation	$3,717	$3,646
Income and other taxes	1,767	1,396
Sales and marketing programs	1,387	1,209
Operating lease liabilities	432	—
Warranty liability	341	355
Other	2,129	1,889
Total accrued and other current liabilities	$9,773	$8,495
Other non-current liabilities:
Deferred and other tax liabilities	$3,110	$5,527
Operating lease liabilities	1,360	—
Warranty liability	155	169
Other	758	631
Total other non-current liabilities	$5,383	$6,327

Valuation and Qualifying Accounts

The following table presents the Company’s valuation and qualifying accounts for the periods indicated:

	Fiscal Year Ended
	January 31, 2020	February 1, 2019	February 2, 2018
	(in millions)
Trade Receivables - Allowance for doubtful accounts:
Balance at beginning of period	$85	$103	$57
Provision charged to income statement	71	77	60
Bad debt write-offs	(62)	(95)	(14)
Balance at end of period	$94	$85	$103

Customer Financing Receivables - Allowance for financing receivable losses:
Balance at beginning of period	$136	$145	$143
Provision charged to income statement	107	95	103
Charge-offs, net of recoveries (a)	(94)	(104)	(101)
Balance at end of period	$149	$136	$145

Tax Valuation Allowance:
Balance at beginning of period	$1,704	$777	$709
Charged to income tax provision	32	927	68
Charged to other accounts	(49)	—	—
Balance at end of period	$1,687	$1,704	$777
____________________

(a)	Charge-offs for customer financing receivables includes principal and interest.

Warranty Liability

The following table presents changes in the Company’s liability for standard limited warranties for the periods indicated:

	Fiscal Year Ended
	January 31, 2020	February 1, 2019	February 2, 2018
	(in millions)
Warranty liability:
Warranty liability at beginning of period	$524	$539	$604
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties (a) (b)	853	856	905
Service obligations honored	(882)	(871)	(970)
Warranty liability at end of period	$496	$524	$539
Current portion	$341	$355	$367
Non-current portion	$155	$169	$172
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

The following table presents the activity related to the Company’s severance liability for the periods indicated:

	Fiscal Year Ended
	January 31, 2020	February 1, 2019	February 2, 2018
	(in millions)
Severance liability:
Severance liability at beginning of period	$146	$175	$416
Severance charges to provision	266	215	159
Cash paid and other	(216)	(244)	(400)
Severance liability at end of period	$196	$146	$175

The following table presents severance charges as included in the Consolidated Statements of Income (Loss) for the periods indicated:

	Fiscal Year Ended
	January 31, 2020	February 1, 2019	February 2, 2018
	(in millions)
Severance charges:
Cost of net revenue	$37	$17	$46
Selling, general, and administrative	177	146	46
Research and development	52	52	67
Total severance charges	$266	$215	$159

Interest and other, net

The following table presents information regarding interest and other, net for the periods indicated:

	Fiscal Year Ended
	January 31, 2020	February 1, 2019	February 2, 2018
	(in millions)
Interest and other, net:
Investment income, primarily interest	$160	$313	$207
Gain on investments, net	194	342	72
Interest expense	(2,675)	(2,488)	(2,406)
Foreign exchange	(162)	(206)	(113)
Other	(143)	(131)	(113)
Total interest and other, net	$(2,626)	$(2,170)	$(2,353)

NOTE 21 — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

Dell Technologies Inc. has no material assets or standalone operations other than its ownership in its consolidated subsidiaries. There are restrictions under credit agreements and indentures governing the First Lien Notes and the Senior Notes, described in Note 6 of the Notes to the Consolidated Financial Statements, on the Company’s ability to obtain funds from any of its subsidiaries through dividends, loans, or advances. As of January 31, 2020, the Company had certain consolidated subsidiaries that were designated as unrestricted subsidiaries for all purposes of the applicable credit agreements and such indentures. As of January 31, 2020, substantially all of the net assets of the Company’s consolidated subsidiaries were restricted, with the exception of the Company’s unrestricted subsidiaries, primarily VMware, Inc., Secureworks, and their respective subsidiaries. Accordingly, this condensed financial information is presented on a “Parent-only” basis. Under a Parent-only presentation, Dell Technologies Inc.’s investments in its consolidated subsidiaries are presented under the equity method of accounting.

The following table presents the financial position of Dell Technologies Inc. (Parent) as of the dates indicated:

Dell Technologies Inc. (Parent)	January 31, 2020	February 1, 2019
	(in millions)
Assets:
Other non-current assets	$—	$25
Total assets	$—	$25
Liabilities:
Short-term debt	$—	$13
Guarantees of subsidiary obligations (a)	945	4,581
Total liabilities	945	4,594
Redeemable shares	629	1,196
Stockholders’ equity (deficit):
Common stock and capital in excess of $0.01 par value	16,091	16,114
Treasury stock at cost	(65)	(63)
Accumulated deficit	(16,891)	(21,349)
Accumulated other comprehensive income (loss)	(709)	(467)
Total stockholders’ equity (deficit)	(1,574)	(5,765)
Total liabilities, redeemable shares, and stockholders’ equity (deficit)	$—	$25
____________________

(a)	Guarantees of subsidiary obligations represents the capital Dell Technologies Inc. received in excess of the carrying amount of its investments in subsidiaries.

The following table presents a reconciliation of the equity in net loss of subsidiaries to the net loss attributable to Dell Technologies Inc., and a reconciliation of consolidated net loss to comprehensive net loss attributable to Dell Technologies Inc. for the periods indicated:

	Fiscal Year Ended
	January 31, 2020	February 1, 2019	February 2, 2018
	(in millions)
Equity in net loss of subsidiaries attributable to Dell Technologies Inc.	$4,643	$(2,042)	$(2,844)

Parent - Total operating expense (a)	(21)	(273)	—
Parent - Interest and other, net	—	(20)	(2)
Parent - Income tax expense (benefit) (a)	6	(25)	3
Parent - Loss before equity in net income of subsidiaries	$(27)	$(268)	$(5)

Consolidated net income (loss) attributable to Dell Technologies Inc.	4,616	(2,310)	(2,849)
Other comprehensive income (loss) of subsidiaries attributable to Dell Technologies Inc.	(242)	(539)	725
Comprehensive income (loss) attributable to Dell Technologies Inc.	$4,374	$(2,849)	$(2,124)
____________________

(a)
During the fiscal years ended January 31, 2020 and February 1, 2019, the operating expense and the associated income tax expense (benefit) were primarily related to the costs incurred in the Class V transaction described in Note 14 of the Notes to the Consolidated Financial Statements.

The following table presents the cash flows of Dell Technologies Inc. (Parent) for the periods indicated:

	Fiscal Year Ended
Dell Technologies Inc. (Parent)	January 31, 2020	February 1, 2019	February 2, 2018
	(in millions)
Change in cash from operating activities	$(21)	$(274)	$(2)

Cash flows from investing activities:
Transfer (to)/from subsidiary	(308)	14,360	640
Change in cash from investing activities	(308)	14,360	640

Cash flows from financing activities:
Share repurchases for tax withholdings of equity awards	(6)	(28)	(33)
Proceeds from the issuance of common stock	350	2	1
Repurchases of Class V Common Stock	—	(14,000)	(723)
Repayments of debt	(13)	(13)	—
Other	(2)	(47)	(6)
Change in cash from financing activities	329	(14,086)	(761)
Change in cash, cash equivalents, and restricted cash	—	—	(123)
Cash, cash equivalents, and restricted cash at beginning of the period	—	—	123
Cash, cash equivalents, and restricted cash at end of the period	$—	$—	$—

NOTE 22 — UNAUDITED QUARTERLY RESULTS

The following tables present selected unaudited consolidated statements of income (loss) for each quarter of the periods indicated:

	Fiscal 2020
	Q1	Q2	Q3	Q4
	(in millions, except per share data)
Net revenue	$21,908	$23,370	$22,844	$24,032
Gross margin	$6,797	$7,326	$7,126	$7,684
Net income attributable to Dell Technologies Inc.	$293	$3,416	$499	$408
Earnings per share attributable to Dell Technologies Inc. - basic	$0.41	$4.75	$0.69	$0.56
Earnings per share attributable to Dell Technologies Inc. - diluted	$0.38	$4.47	$0.66	$0.54

	Fiscal 2019
	Q1	Q2	Q3	Q4 (a)
	(in millions, except per share data)
Net revenue	$21,356	$22,942	$22,482	$23,841
Gross margin	$5,878	$6,123	$5,943	$7,109

Net income attributable to Class V Common Stock	$470	$320	$165	$240
Net loss attributable to DHI Group	(1,106)	(819)	(1,041)	(539)
Net loss attributable to Dell Technologies Inc.	$(636)	$(499)	$(876)	$(299)

Earnings (loss) per share attributable to Dell Technologies Inc. - basic:
Class V Common Stock - basic	$2.36	$1.61	$0.83	$1.21
DHI Group - basic	$(1.95)	$(1.44)	$(1.84)	$(0.86)
Earnings (loss) per share attributable to Dell Technologies Inc. - diluted:
Class V Common Stock - diluted	$2.33	$1.58	$0.81	$1.19
DHI Group - diluted	$(1.95)	$(1.45)	$(1.84)	$(0.86)
____________________

(a)
For the three months ended February 1, 2019, net income attributable to the Class V Common Stock represents net income attributable to the Class V Group from November 3, 2018 to December 27, 2018, the last date on which the Class V Common Stock was traded on the NYSE.

NOTE 23 — RELATED PARTY TRANSACTIONS

Dell Technologies is a large global organization that engages in millions of purchase, sales, and other transactions during the fiscal year. The Company enters into purchase and sales transactions with other publicly-traded and privately-held companies, as well as not-for-profit organizations, that could be influenced by members of the Company’s board of directors or the Company’s executive officers. The Company enters into these arrangements in the ordinary course of its business. Transactions with related parties were immaterial for the fiscal years ended January 31, 2020, February 1, 2019, and February 2, 2018.

NOTE 24 — SUBSEQUENT EVENTS

RSA Security Divestiture — On February 18, 2020, Dell Technologies announced its entry into a definitive agreement with a consortium led by Symphony Technology Group, Ontario Teachers’ Pension Plan Board and AlpInvest Partners to sell RSA Security in an all-cash transaction for approximately $2.075 billion, subject to certain closing adjustments. The transaction, which includes the purchase of RSA Archer, RSA NetWitness Platform, RSA SecurID, RSA Fraud and Risk Intelligence and RSA Conference, is expected to close in six to nine months following the announcement and is subject to customary conditions. The transaction is intended to further simplify Dell Technologies’ product portfolio and corporate structure.

RSA Security is included within Other Businesses and does not meet the requirements for a reportable segment. The transaction is not expected to have a material impact on the Company’s operating results or financial position.

Share Repurchase Program — On February 24, 2020, the Company’s board of directors approved a stock repurchase program under which the Company is authorized to repurchase up to $1.0 billion of shares of the Class C Common Stock over a 24-month period expiring on February 28, 2022.

Revolving Credit Facility — In March 2020, the Company drew $3.0 billion under the Revolving Credit Facility, with the majority of the proceeds held as cash and cash equivalents. The Company increased its borrowing under the Revolving Credit Facility as a precautionary measure to increase its cash position and preserve financial flexibility in light of current disruption and uncertainty in the global markets resulting from the outbreak of COVID-19.

Margin Loan Facility — In March 2020, due to volatility in the U.S. stock market resulting from the outbreak of COVID-19, VMW Holdco LLC proactively pledged additional shares of VMware, Inc. common stock to secure its obligations under the Margin Loan Facility agreement. This resulted in an aggregate number of shares pledged of approximately 76 million shares of VMware, Inc. Class B common stock and approximately 24 million shares of VMware, Inc. Class A common stock.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of January 31, 2020.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2020, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of that evaluation, management has concluded that our internal control over financial reporting was effective as of January 31, 2020.

The effectiveness of our internal control over financial reporting as of January 31, 2020 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which is included in “Item 8 — Financial Statements and Supplementary Data.”

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended January 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the first quarter of the fiscal year ended January 31, 2020, we implemented new lease reporting systems and related controls to enable us to adopt the new accounting guidance set forth in ASC 842, “Leases.”  Given the significance of these changes, we will continue to review and refine the systems, processes, and internal controls over leases, as appropriate.

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

See “Part I — Item 1 — Business — Information about our Executive Officers” for more information about our executive officers, which is incorporated by reference in this Item 10. Other information required by this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2020 annual meeting of stockholders, referred to as the “2020 proxy statement,” which we will file with the SEC on or before 120 days after our 2020 fiscal year-end, and which will appear in the 2020 proxy statement under the captions “Proposal 1 — Election of Directors” and “Additional Information — Delinquent Section 16(a) Reports.”

The following information about the members of our board of directors and the principal occupation or employment of each director is provided as of the date of this report.

Michael S. Dell Chairman and Chief Executive Officer Dell Technologies Inc.	Lynn Vojvodich Public Company Director

David W. Dorman Founding Partner Centerview Capital Technology (investments)	Ellen J. Kullman Public Company Director

Egon Durban Co-CEO Silver Lake Partners (private equity)	Simon Patterson Managing Director Silver Lake Partners (private equity)

William D. Green Public Company Director

ITEM 11 — EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated herein by reference to the 2020 proxy statement, including the information in the 2020 proxy statement appearing under the captions “Proposal 1 — Election of Directors — Director Compensation” and “Compensation of Executive Officers.”

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 is incorporated herein by reference to the 2020 proxy statement, including the information in the 2020 proxy statement appearing under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated herein by reference to the 2020 proxy statement, including the information in the 2020 proxy statement appearing under the captions “Proposal 1 — Elections of Directors” and “Additional Information — Certain Relationships and Related Transactions.”

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item 14 is incorporated herein by reference to the 2020 proxy statement, including the information in the 2020 proxy statement appearing under the caption “Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this annual report on Form 10-K:

(1)	Financial Statements: The following financial statements are filed as part of this report under “Part II — Item 8 — Financial Statements and Supplementary Data”:

Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Position at January 31, 2020 and February 1, 2019
Consolidated Statements of Income (Loss) for the fiscal years ended January 31, 2020, February 1, 2019, and February 2, 2018
Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended January 31, 2020, February 1, 2019, and February 2, 2018
Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2020, February 1, 2019, and February 2, 2018
Consolidated Statements of Stockholders’ Equity (Deficit) for the fiscal years ended January 31, 2020, February 1, 2019, and February 2, 2018
Notes to Consolidated Financial Statements

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

4.5
Fourth Supplemental Indenture, dated March 31, 2011, between Dell Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Dell Inc.’s Current Report on Form 8-K filed with the Commission on March 31, 2011) (Commission File No. 0-17017).

4.6
Indenture, dated as of June 6, 2013, by and between EMC Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to EMC Corporation’s Current Report on Form 8-K filed with the Commission on June 6, 2013) (Commission File No. 001-9853).

4.7
Base Indenture, dated as of June 1, 2016, among Diamond 1 Finance Corporation and Diamond 2 Finance Corporation, as issuers, and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (incorporated by reference to Exhibit 4.14 to Amendment No. 6 to the Company’s 2016 Form S-4 filed with the Commission on June 3, 2016) (Registration No. 333-208524).

4.8
2021 Notes Supplemental Indenture No. 1, dated June 1, 2016, among Diamond 1 Finance Corporation, Diamond 2 Finance Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (incorporated by reference to Exhibit 4.17 to Amendment No. 6 to the Company’s 2016 Form S-4 filed with the Commission on June 3, 2016) (Registration No. 333-208524).

4.9
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

4.14
2021 Notes Supplemental Indenture No. 1, dated June 22, 2016, among Diamond 1 Finance Corporation, Diamond 2 Finance Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 22, 2016) (Commission File No. 333-208524).

4.15
2024 Notes Supplemental Indenture No. 1, dated June 22, 2016, among Diamond 1 Finance Corporation, Diamond 2 Finance Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on June 22, 2016) (Commission File No. 333-208524).

4.16
First Supplemental Indenture, dated as of September 6, 2016, by and among Diamond 1 Finance Corporation, Diamond 2 Finance Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 9, 2016) (Commission File No. 001-37867).

4.17
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

4.18
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

4.19
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

4.27
2021 Notes Supplemental Indenture No. 4, dated as of May 23, 2017, by and among Dell International L.L.C., EMC Corporation, Dell Global Holdings XIII L.L.C., QTZ L.L.C. and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2019) (Commission File No. 001-37867).

4.28
2024 Notes Supplemental Indenture No. 4, dated as of May 23, 2017, by and among Dell International L.L.C., EMC Corporation, Dell Global Holdings XIII L.L.C., QTZ L.L.C. and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2019) (Commission File No. 001-37867).

4.29
2019 Notes Supplemental Indenture No. 4, 2021 Notes Supplemental Indenture No. 4, 2023 Notes Supplemental Indenture No. 4, 2026 Notes Supplemental Indenture No. 4, 2036 Notes Supplemental Indenture No. 4 and 2046 Notes Supplemental Indenture No. 4, dated as of May 23, 2017, by and among Dell International L.L.C., EMC Corporation, Dell Global Holdings XIII L.L.C., QTZ L.L.C. and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent (incorporated by reference to Exhibit 4.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2019) (Commission File No. 001-37867).

4.30
Joinder Agreement to Registration Rights Agreement, dated as of May 23, 2017, by Dell Global Holdings XIII L.L.C. and QTZ L.L.C. (incorporated by reference to Exhibit 4.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2019) (Commission File No. 001-37867).

4.31
Base Indenture, dated as of March 20, 2019, among Dell International L.L.C, EMC Corporation, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee and Notes Collateral Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2019) (Commission File No. 001-37867).

4.32
2024 Notes Supplemental Indenture No. 1, dated as of March 20, 2019, among Dell International L.L.C, EMC Corporation, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee and Notes Collateral Agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2019) (Commission File No. 001-37867).

4.33
2026 Notes Supplemental Indenture No. 1, dated as of March 20, 2019, among Dell International L.L.C, EMC Corporation, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee and Notes Collateral Agent (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2019) (Commission File No. 001-37867).

4.34
2029 Notes Supplemental Indenture No. 1, dated as of March 20, 2019, among Dell International L.L.C, EMC Corporation, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee and Notes Collateral Agent (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2019) (Commission File No. 001-37867).

4.35
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

4.36
2024 Notes Supplemental Indenture No. 5, dated as of March 20, 2019, among Dell International L.L.C, EMC Corporation, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.10 to the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2019) (Commission File No. 001-37867).

4.37
Supplemental Indenture No. 5, dated as of March 20, 2019, among Dell International L.L.C, EMC Corporation, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee and Notes Collateral Agent (incorporated by reference to Exhibit 4.11 to the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2019) (Commission File No. 001-37867).

4.38
Joinder Agreement to the Registration Rights Agreement, dated March 20, 2019 (incorporated by reference to Exhibit 4.12 to the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2019) (Commission File No. 001-37867).

4.39
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

4.40††
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

4.41††	Description of Common Stock.
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

10.9*
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

10.12
Amended and Restated Master Transaction Agreement among EMC Corporation, Dell Technologies Inc. and VMware, Inc. dated January 9, 2018 (incorporated by reference to Exhibit 10.1 to VMware, Inc.’s Annual Report on Form 10-K for the fiscal year ended February 2, 2018) (Commission File No. 001-33622).

10.13
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

10.14
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

10.15
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

10.18*
Form of Indemnification Agreement between the Company and each member of its Board of Directors (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2017) (Commission File No. 001-37867).

10.19*
Form of Indemnification Agreement between EMC Corporation and each of Jeremy Burton, Howard D. Elias and David I. Goulden (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2017) (Commission File No. 001-37867).

10.20*
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

10.23
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

10.24
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

10.25
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

10.26*
Form of Protection of Sensitive Information, Noncompetition and Nonsolicitation Agreement between Dell Inc. and each of Howard D. Elias and William F. Scannell (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2018) (Commission File No. 001-37867).

10.27*
Offer Letter to Howard D. Elias, dated August 12, 2016 (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2018) (Commission File No. 001-37867).

10.28*
Offer Letter to William F. Scannell, dated August 12, 2016 (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2018) (Commission File No. 001-37867).

10.29*
Form of Amended and Restated Stock Option Agreement-Performance Vesting Option for grants to executive officers under the Dell Technologies Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed with the Commission on October 4, 2018) (Registration No. 333-226618).

10.30*
Form of Amended and Restated Stock Option Agreement-Performance Vesting Option for grants to employees under the Dell Technologies Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed with the Commission on October 4, 2018) (Registration No. 333-226618).

10.31*
Form of Amended and Restated Stock Option Agreement-Time Vesting Option for grants to executive officers under the Dell Technologies Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed with the Commission on October 4, 2018) (Registration No. 333-226618).

10.32*
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

10.41
Dell Technologies Inc. 2013 Stock Incentive Plan (as amended and restated as of July 9, 2019) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 11, 2019) (Commission File No. 001-37867).

10.42
Amended and Restated Dell Technologies Inc. Compensation Program for Independent Non-Employee Directors (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2019) (Commission File No. 001-37867).

10.43
Letter Agreement, dated as of July 1, 2018, between the Company and VMware, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 2, 2018) (Commission File No. 001-37867).

10.44
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

10.45
Waiver, dated as of November 14, 2018, among the Company and VMware, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K/A filed with the Commission on November 15, 2018) (Commission File No. 001-37867).

10.46
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

10.47
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

10.48
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

10.49
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

10.50
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

10.51
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

10.52
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

10.53
Fifth Amendment, dated as of March 13, 2019, among Denali Intermediate Inc., Dell Inc., Dell International L.L.C., EMC Corporation, Credit Suisse AG, Cayman Islands Branch, as Term Loan B Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A., as Term Loan A/Revolver Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 14, 2019) (Commission File No. 001-37867).

10.54
Form of Restricted Stock Unit Agreement under the Dell Technologies Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 19, 2019) (Commission File No. 001-37867).

10.55
Form of Performance-Based Restricted Stock Unit Agreement under the Dell Technologies Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 19, 2019) (Commission File No. 001-37867).

10.56
Sixth Refinancing Amendment, dated as of September 19, 2019, among Denali Intermediate Inc., Dell Inc., Dell International L.L.C., EMC Corporation, Credit Suisse AG, Cayman Islands Branch, as Term Loan B Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A., as Term Loan A/Revolver Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 23, 2019) (Commission File No. 001-37867).

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

101 .INS††	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101 .SCH††	Inline XBRL Taxonomy Extension Schema Document.
101 .CAL††	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101 .DEF††	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101 .LAB††	Inline XBRL Taxonomy Extension Label Linkbase Document.
101 .PRE††	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).
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
Michael S. Dell
Chairman and Chief Executive Officer
(Duly Authorized Officer)

Date: March 27, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 27, 2020:

Signature	Title

/s/ MICHAEL S. DELL	Chairman and Chief Executive Officer
Michael S. Dell	(principal executive officer)

/s/ DAVID W. DORMAN	Director
David W. Dorman

/s/ EGON DURBAN	Director
Egon Durban

/s/ WILLIAM D. GREEN	Director
William D. Green

/s/ ELLEN J. KULLMAN	Director
Ellen J. Kullman

/s/ SIMON PATTERSON	Director
Simon Patterson

/s/ LYNN VOJVODICH	Director
Lynn Vojvodich

/s/ THOMAS W. SWEET	Executive Vice President and Chief Financial Officer
Thomas W. Sweet	(principal financial officer)

/s/ MAYA MCREYNOLDS	Senior Vice President, Corporate Finance and
Maya McReynolds	Chief Accounting Officer
(principal accounting officer)