Form 10-Q
period 2020-05-01
Dell Technologies Inc.
filed 2020-06-08
CIK 1571996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	May 1, 2020
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of June 1, 2020, there were 740,816,465 shares of the registrant’s common stock outstanding, consisting of 254,592,425 outstanding shares of Class C Common Stock, 384,538,823 outstanding shares of Class A Common Stock, and 101,685,217 outstanding shares of Class B Common Stock.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “may,” “will,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “aim,” “seek,” and similar expressions as they relate to us or our management are intended to identify these forward-looking statements. All statements by us regarding our expected financial position, revenues, cash flows and other operating results, business strategy, legal proceedings, future responses to and effects of the coronavirus disease 2019 (“COVID-19”), and similar matters are forward-looking statements. Our expectations expressed or implied in these forward-looking statements may not turn out to be correct. Our results could be materially different from our expectations because of various risks, including the risks discussed in “Part I — Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020 and in our other periodic and current reports filed with the Securities and Exchange Commission (“SEC”). Any forward-looking statement speaks only as of the date as of which such statement is made, and, except as required by law, we undertake no obligation to update any forward-looking statement after the date as of which such statement was made, whether to reflect changes in circumstances or our expectations, the occurrence of unanticipated events, or otherwise.

DELL TECHNOLOGIES INC.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in millions; unaudited)

	May 1, 2020	January 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$12,229	$9,302
Accounts receivable, net of allowance of $144 and $94 (Note 18)	10,797	12,484
Short-term financing receivables, net of allowance of $229 and $109 (Note 4)	4,752	4,895
Inventories, net	3,616	3,281
Other current assets	7,437	6,906
Current assets held for sale	2,100	—
Total current assets	40,931	36,868
Property, plant, and equipment, net	6,100	6,055
Long-term investments	974	864
Long-term financing receivables, net of allowance of $92 and $40 (Note 4)	4,710	4,848
Goodwill	40,248	41,691
Intangible assets, net	16,827	18,107
Other non-current assets	10,446	10,428
Total assets	$120,236	$118,861
LIABILITIES, REDEEMABLE SHARES, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short-term debt	$8,375	$7,737
Accounts payable	18,432	20,065
Accrued and other	8,073	9,773
Short-term deferred revenue	14,766	14,881
Current liabilities held for sale	365	—
Total current liabilities	50,011	52,456
Long-term debt	48,353	44,319
Long-term deferred revenue	12,851	12,919
Other non-current liabilities	5,340	5,383
Total liabilities	116,555	115,077
Commitments and contingencies (Note 10)
Redeemable shares (Note 16)	441	629
Stockholders’ equity (deficit):
Common stock and capital in excess of $0.01 par value (Note 14)	16,339	16,091
Treasury stock at cost	(305)	(65)
Accumulated deficit	(16,858)	(16,891)
Accumulated other comprehensive loss	(790)	(709)
Total Dell Technologies Inc. stockholders’ deficit	(1,614)	(1,574)
Non-controlling interests	4,854	4,729
Total stockholders’ equity (deficit)	3,240	3,155
Total liabilities, redeemable shares, and stockholders’ equity (deficit)	$120,236	$118,861

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions, except per share amounts; unaudited)

	Three Months Ended
	May 1, 2020	May 3, 2019
Net revenue:
Products	$16,038	$16,575
Services	5,859	5,333
Total net revenue	21,897	21,908
Cost of net revenue:
Products	12,804	13,079
Services	2,240	2,032
Total cost of net revenue	15,044	15,111
Gross margin	6,853	6,797
Operating expenses:
Selling, general, and administrative	4,886	5,071
Research and development	1,265	1,176
Total operating expenses	6,151	6,247
Operating income	702	550
Interest and other, net	(566)	(693)
Income (loss) before income taxes	136	(143)
Income tax benefit	(46)	(472)
Net income	182	329
Less: Net income attributable to non-controlling interests	39	36
Net income attributable to Dell Technologies Inc.	$143	$293

Earnings per share attributable to Dell Technologies Inc.
Dell Technologies Common Stock — Basic	$0.19	$0.41
Dell Technologies Common Stock — Diluted	$0.19	$0.38

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions; unaudited)

	Three Months Ended
	May 1, 2020	May 3, 2019
Net income	$182	$329

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(146)	(158)
Cash flow hedges:
Change in unrealized gains	167	152
Reclassification adjustment for net gains included in net income	(100)	(58)
Net change in cash flow hedges	67	94
Pension and other postretirement plans:
Recognition of actuarial net gain (loss) from pension and other postretirement plans	(7)	7
Reclassification adjustments for net (gains) losses from pension and other postretirement plans	2	—
Net change in actuarial net gain (loss) from pension and other postretirement plans	(5)	7

Total other comprehensive loss, net of tax expense of $10 and $7, respectively	(84)	(57)
Comprehensive income, net of tax	98	272
Less: Net income attributable to non-controlling interests	39	36
Less: Other comprehensive income (loss) attributable to non-controlling interests	(3)	1
Comprehensive income attributable to Dell Technologies Inc.	$62	$235

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Three Months Ended
	May 1, 2020	May 3, 2019
Cash flows from operating activities:
Net income	$182	$329
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,316	1,616
Stock-based compensation expense	370	263
Deferred income taxes	(225)	(813)
Other, net	104	35
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	1,284	1,753
Financing receivables	(14)	121
Inventories	(352)	273
Other assets and liabilities	(2,234)	(2,119)
Accounts payable	(1,538)	(1,045)
Deferred revenue	311	269
Change in cash from operating activities	(796)	682
Cash flows from investing activities:
Purchases of investments	(56)	(38)
Maturities and sales of investments	39	337
Capital expenditures and capitalized software development costs	(559)	(716)
Acquisition of businesses and assets, net	(38)	(45)
Divestitures of businesses and assets, net	120	(3)
Other	9	7
Change in cash from investing activities	(485)	(458)
Cash flows from financing activities:
Proceeds from the issuance of common stock	116	134
Repurchases of parent common stock	(240)	(6)
Repurchases of subsidiary common stock	(300)	(803)
Proceeds from debt	10,135	9,563
Repayments of debt	(5,405)	(9,569)
Other	(42)	(38)
Change in cash from financing activities	4,264	(719)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(136)	(36)
Change in cash, cash equivalents, and restricted cash	2,847	(531)
Cash, cash equivalents, and restricted cash at beginning of the period	10,151	10,240
Cash, cash equivalents, and restricted cash at end of the period	$12,998	$9,709

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in millions; continued on next page; unaudited)

	Common Stock and Capital in Excess of Par Value		Treasury Stock
	Issued Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Dell Technologies Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Stockholders’ Equity (Deficit)
Balances as of January 31, 2020	745	$16,091	2	$(65)	$(16,891)	$(709)	$(1,574)	$4,729	$3,155
Adjustment for adoption of accounting standards (Note 1)	—	—	—	—	(110)	—	(110)	—	(110)
Net income	—	—	—	—	143	—	143	39	182
Foreign currency translation adjustments	—	—	—	—	—	(146)	(146)	—	(146)
Cash flow hedges, net change	—	—	—	—	—	70	70	(3)	67
Pension and other post-retirement	—	—	—	—	—	(5)	(5)	—	(5)
Issuance of common stock	3	9	—	—	—	—	9	—	9
Stock-based compensation expense	—	92	—	—	—	—	92	278	370
Treasury stock repurchases	—	—	6	(240)	—	—	(240)	—	(240)
Revaluation of redeemable shares	—	188	—	—	—	—	188	—	188
Impact from equity transactions of non-controlling interests	—	(41)	—	—	—	—	(41)	(189)	(230)
Balances as of May 1, 2020	748	$16,339	8	$(305)	$(16,858)	$(790)	$(1,614)	$4,854	$3,240

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(continued; in millions; unaudited)

	Common Stock and Capital in Excess of Par Value		Treasury Stock
	Issued Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Dell Technologies Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Stockholders’ Equity (Deficit)
Balances as of February 2, 2019	721	$16,114	2	$(63)	$(21,349)	$(467)	$(5,765)	$4,823	$(942)
Adjustment for adoption of accounting standards	—	—	—	—	3	—	3	—	3
Net income	—	—	—	—	293	—	293	36	329
Foreign currency translation adjustments	—	—	—	—	—	(158)	(158)	—	(158)
Cash flow hedges, net change	—	—	—	—	—	93	93	1	94
Pension and other post-retirement	—	—	—	—	—	7	7	—	7
Issuance of common stock	—	(3)	—	—	—	—	(3)	—	(3)
Stock-based compensation expense	—	42	—	—	—	—	42	221	263
Treasury stock repurchases	—	—	—	(2)	—	—	(2)	—	(2)
Revaluation of redeemable shares	—	(578)	—	—	—	—	(578)	—	(578)
Impact from equity transactions of non-controlling interests	—	(396)	—	—	—	—	(396)	(278)	(674)
Balances as of May 3, 2019	721	$15,179	2	$(65)	$(21,053)	$(525)	$(6,464)	$4,803	$(1,661)

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

Basis of Presentation — The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes filed with the U.S. Securities and Exchange Commission (“SEC”) in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2020. These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of Dell Technologies Inc. as of May 1, 2020 and January 31, 2020 and the results of its operations and corresponding comprehensive income (loss) and its cash flows for the three months ended May 1, 2020 and May 3, 2019.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and the accompanying Notes. Management has considered the potential economic implications of the outbreak of the coronavirus disease 2019 (“COVID-19”) pandemic on the Company’s critical and significant accounting estimates. Actual results could differ materially from those estimates. The results of operations and comprehensive income (loss) and the cash flows for the three months ended May 1, 2020 and May 3, 2019 are not necessarily indicative of the results to be expected for the full fiscal year or for any other fiscal period.

The Company’s fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. The fiscal year ended January 31, 2020 (“Fiscal 2020”) was a 52-week period, and the fiscal year ending January 29, 2021 (“Fiscal 2021”) will be a 52-week period.

Principles of Consolidation — These Condensed Consolidated Financial Statements include the accounts of Dell Technologies and its wholly-owned subsidiaries, as well as the accounts of VMware, Inc. and SecureWorks Corp. (“Secureworks”), each of which is majority-owned by Dell Technologies. All intercompany transactions have been eliminated.

Unless the context indicates otherwise, references in these Notes to the Condensed Consolidated Financial Statements to “VMware” mean the VMware reportable segment, which reflects the operations of VMware, Inc. (NYSE: VMW) within Dell Technologies.

Revenue Reclassification — For the fiscal year ended January 31, 2020, Dell Technologies made certain reclassifications of net revenue between the products and services categories on the Consolidated Statement of Net Income (Loss), which impacted previously reported amounts for the three months ended May 3, 2019. The reclassifications were made to provide a more meaningful representation of the nature of certain service and software-as-a-service offerings of VMware, Inc. Prior period results were recast to conform with these changes, and resulted in an increase to services revenue and an equal and offsetting decrease to product revenue of $179 million for the three months ended May 3, 2019. Total net revenue as previously reported remains unchanged. The Company did not recast cost of goods sold for the related revenue reclassifications due to immateriality.

RSA Security Divestiture — On February 18, 2020, Dell Technologies announced its entry into a definitive agreement with a consortium led by Symphony Technology Group, Ontario Teachers’ Pension Plan Board and AlpInvest Partners to sell RSA Security in an all-cash transaction for approximately $2.075 billion, subject to certain closing adjustments. The transaction, which includes the purchase of RSA Archer, RSA NetWitness Platform, RSA SecurID, RSA Fraud and Risk Intelligence and RSA Conference, is expected to close in the third quarter of Fiscal 2021 and is subject to customary conditions. The transaction is intended to further simplify Dell Technologies’ product portfolio and corporate structure. The transaction is not expected to have a material impact on the Company’s operating results or financial position.

In accordance with applicable accounting guidance, the Company concluded that RSA Security’s long-lived assets have met the criteria to be classified as held-for-sale as of May 1, 2020. The Company reclassified the related assets and liabilities as “Current assets held for sale” and “Current liabilities held for sale” on the accompanying Condensed Consolidated Statements of Financial Position as of May 1, 2020 as the sale is expected to close within the next twelve months.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents the major classes of assets and liabilities as of May 1, 2020 related to RSA Security which were classified as held for sale as of the date indicated:

May 1, 2020
(in millions)
ASSETS
Current assets:
Accounts receivable, net	$221
Other current assets	23
Total current assets	244
Goodwill	1,359
Intangible assets, net	440
Other non-current assets	55
Total assets	$2,098
LIABILITIES
Current liabilities:
Accounts payable	$25
Accrued and other	68
Short-term deferred revenue	206
Total current liabilities	299
Long-term deferred revenue	44
Other non-current liabilities	22
Total liabilities	$365

RSA Security does not meet the criteria for discontinued operations reporting, and as a result its operating results and cash flows are not separately stated as a discontinued operation in the accompanying unaudited Condensed Consolidated Financial Statements. RSA Security does not meet the requirements for a reportable segment and, consequently, its operating results are included within Other businesses.

VMware, Inc. Acquisition of Pivotal — On December 30, 2019, VMware, Inc. completed its acquisition of Pivotal Software, Inc. (“Pivotal”) from the Company by merger (the “Pivotal acquisition”), with Pivotal surviving the merger as a wholly-owned subsidiary of VMware, Inc. Each outstanding share of Pivotal’s Class A common stock (other than shares held by Pivotal stockholders who properly exercised their appraisal rights under Delaware law) was converted into the right to receive $15.00 in cash, without interest, and each outstanding share of Pivotal’s Class B common stock was converted into the right to receive 0.0550 of a share of Class B common stock of VMware, Inc. Dell Technologies, which held all outstanding shares of Pivotal’s Class B common stock, received approximately 7.2 million shares of Class B common stock of VMware, Inc. in the transaction. As of the transaction date, Pivotal’s Class A common stock (NYSE: PVTL) ceased to be listed and traded on the New York Stock Exchange (“NYSE”).

Due to the Company’s ownership of a controlling interest in Pivotal, the Company and VMware, Inc. accounted for the acquisition of the controlling interest in Pivotal as a transaction between entities under common control, and, consequently, the transaction had no net effect to the Company’s consolidated financial statements. Subsequent to the Pivotal acquisition, Pivotal operates as a wholly-owned subsidiary of VMware, Inc. and Dell Technologies reports Pivotal results within the VMware reportable segment. Prior to the Pivotal acquisition, Pivotal results were reported within Other businesses. This change in Pivotal segment classification was reflected retrospectively and is presented in Note 17 of the Notes to the Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Class V Transaction — On December 28, 2018, the Company completed a transaction (the “Class V transaction”) in which it paid $14.0 billion in cash and issued 149,387,617 shares of its Class C Common Stock to holders of its Class V Common Stock in exchange for all outstanding shares of Class V Common Stock. The non-cash consideration portion of the Class V transaction totaled $6.9 billion. As a result of the Class V transaction, the tracking stock feature of the Company’s capital structure associated with the Class V Common Stock was terminated. The Class C Common Stock is traded on the NYSE.

The merger pursuant to which the Class V transaction was effected and the Class V transaction have been accounted for as a hybrid liability and equity transaction involving the repurchase of outstanding common stock, with the consideration consisting of a variable combination of cash and shares. Upon settlement, the accounting for the Class V transaction reflected that the outstanding Class V Common Stock was canceled and exchanged for shares of Class C Common Stock at $120.00 per share in cash or combination of cash and shares, depending on each holder’s election and subject to proration of the cash elections.

EMC Merger Transaction — On September 7, 2016, the Company completed its acquisition of EMC Corporation (“EMC”) by merger (the “EMC merger transaction”). The consolidated results of EMC are included in Dell Technologies’ consolidated results presented in these financial statements.

Recently Issued Accounting Pronouncements

Simplifying Accounting for Income Taxes — In December 2019, the Financial Accounting Standards Board (“FASB”) issued guidance to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, Income Taxes, and by clarifying and amending existing guidance in order to improve consistent application of GAAP for other areas of Topic 740. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted for fiscal periods beginning after December 15, 2019. The Company is currently evaluating the impact and timing of adoption of this guidance.

Recently Adopted Accounting Pronouncements

Measurement of Credit Losses on Financial Instruments — In June 2016, the FASB issued amended guidance which replaces the current incurred loss impairment methodology for measurement of credit losses on financial instruments with a methodology (the “current expected credit losses model,” or “CECL model”) that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Under the CECL model, the allowance for losses on financial assets, measured at amortized cost, reflects management’s estimate of credit losses over the remaining expected life of such assets.

The Company adopted the standard (the “new CECL standard”) as of February 1, 2020 using the modified retrospective method, with the cumulative-effect adjustment to the opening balance of stockholders’ equity (deficit) as of the adoption date. The cumulative effect of adopting the new CECL standard resulted in an increase of $111 million and $27 million to the allowance for expected credit losses within financing receivables, net and accounts receivable, net, respectively, on the Condensed Consolidated Statements of Financial Position, and a corresponding decrease of $28 million to other non-current liabilities related to deferred taxes and $110 million to stockholders’ equity (deficit) as of February 1, 2020. See Note 2, Note 4, and Note 18 of the Notes to the Condensed Consolidated Financial Statements for additional information about the Company’s allowance for financing receivables losses and allowance for expected credit losses of accounts receivable, respectively.

Intangibles - Goodwill and Other - Internal-Use Software — In August 2018, the FASB issued guidance on a customer’s accounting for implementation costs incurred in a cloud-computing arrangement when hosted by a vendor. The guidance provides that, in a hosting arrangement that is a service contract, certain implementation costs should be capitalized and amortized over the term of the arrangement. The Company adopted the standard (the “new cloud computing standard”) during the three months ended May 1, 2020 using the prospective method. The impact of the adoption of this standard was immaterial to the Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 2 — INTERIM UPDATE TO SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As discussed in Note 1 of the Notes to the Condensed Consolidated Financial Statements, the Company adopted the new CECL standard as of February 1, 2020 using the modified retrospective method. The new impairment methodology for measurement of credit losses on financial instruments reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Additionally, the Company adopted the new cloud computing standard during the three months ended May 1, 2020 using the prospective method. In a cloud-computing hosting arrangement hosted by a vendor that is a service contract, certain implementation costs should be capitalized and amortized over the term of the arrangement. The following accounting policies have been updated as part of the adoption of the new standards.

Allowance for Expected Credit Losses — The Company recognizes an allowance for losses on accounts receivable in an amount equal to the current expected credit losses. The estimation of the allowance is based on an analysis of historical loss experience, current receivables aging, and management’s assessment of current conditions and reasonable and supportable expectation of future conditions, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. The Company assesses collectibility by pooling receivables where similar characteristics exist and evaluates receivables individually when specific customer balances no longer share those risk characteristics and are considered at risk or uncollectible. The expense associated with the allowance for expected credit losses is recognized in selling, general, and administrative expenses.

Allowance for Financing Receivables Losses — The Company recognizes an allowance for losses on financing receivables in an amount equal to the probable losses net of recoveries. The allowance for losses is determined based on various factors, including lifetime expected losses determined using macroeconomic forecast assumptions and management judgments applicable to and through the expected life of the portfolios as well as past due receivables, receivable type, and customer risk profile. Both fixed and revolving receivable loss rates are affected by macroeconomic conditions, including the level of gross domestic product (“GDP”) growth, the level of commercial capital equipment investment, unemployment rates, and the credit quality of the borrower.

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

Capitalized Software Development Costs — The Company capitalizes certain internal and external costs to acquire or create internal use software which are incurred subsequent to the completion of the preliminary project stage. Development costs are generally amortized on a straight-line basis over five years. Costs associated with maintenance and minor enhancements to the features and functionality of the Company’s website are expensed as incurred.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 3 — FAIR VALUE MEASUREMENTS AND INVESTMENTS

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

	May 1, 2020				January 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(in millions)
Assets:
Cash and cash equivalents:
Money market funds	$7,981	$—	$—	$7,981	$4,621	$—	$—	$4,621
Equity and other securities	3	—	—	3	12	—	—	12
Derivative instruments	—	352	—	352	—	81	—	81
Total assets	$7,984	$352	$—	$8,336	$4,633	$81	$—	$4,714
Liabilities:
Derivative instruments	$—	$114	$—	$114	$—	$68	$—	$68
Total liabilities	$—	$114	$—	$114	$—	$68	$—	$68

The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value:

Money Market Funds — The Company’s investment in money market funds that are classified as cash equivalents hold underlying investments with a weighted average maturity of 90 days or less and are recognized at fair value. The valuations of these securities are based on quoted prices in active markets for identical assets, when available, or pricing models whereby all significant inputs are observable or can be derived from or corroborated by observable market data. The Company reviews security pricing and assesses liquidity on a quarterly basis. As of May 1, 2020, the Company’s U.S. portfolio had no material exposure to money market funds with a fluctuating net asset value.

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

Deferred Compensation Plans — The Company offers deferred compensation plans for eligible employees, which allow participants to defer payment for a portion of their compensation. Assets were the same as liabilities associated with the plans at approximately $231 million and $241 million as of May 1, 2020 and January 31, 2020, respectively, and are included in other assets and other liabilities on the Condensed Consolidated Statements of Financial Position. The net impact to the Condensed Consolidated Statements of Income (Loss) is not material since changes in the fair value of the assets substantially offset changes in the fair value of the liabilities. As such, assets and liabilities associated with these plans have not been included in the recurring fair value table above.

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

As of May 1, 2020 and January 31, 2020, the Company held private strategic investments of $971 million and $852 million, respectively. As these investments represent early-stage companies without readily determinable fair values, they are not included in the recurring fair value table above.

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

Carrying Value and Estimated Fair Value of Outstanding Debt — The following table presents the carrying value and estimated fair value of the Company’s outstanding debt as described in Note 6 of the Notes to the Condensed Consolidated Financial Statements, including the current portion, as of the dates indicated:

	May 1, 2020		January 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in billions)
Senior Secured Credit Facilities	$8.7	$8.6	$8.8	$9.0
First Lien Notes	$22.8	$24.8	$20.5	$23.9
Unsecured Notes and Debentures	$1.2	$1.4	$1.2	$1.5
Senior Notes	$2.6	$2.8	$2.6	$2.8
EMC Notes	$1.6	$1.6	$1.6	$1.6
VMware Notes and VMware Term Loan Facility	$7.5	$7.7	$5.5	$5.6
Margin Loan Facility	$4.0	$3.9	$4.0	$3.9

The fair values of the outstanding debt shown in the table above, as well as the Dell Financial Services (“DFS”) debt described in Note 4 of the Notes to the Condensed Consolidated Financial Statements, were determined based on observable market prices in a less active market or based on valuation methodologies using observable inputs and were categorized as Level 2 in the fair value hierarchy. The carrying value of DFS debt approximates fair value.

Investments

The following table presents the carrying value of the Company’s strategic investments in publicly-traded and privately-held companies as of the dates indicated:

	May 1, 2020				January 31, 2020
	Cost	Unrealized Gain	Unrealized (Loss)	Carrying Value	Cost	Unrealized Gain	Unrealized (Loss)	Carrying Value
	(in millions)
Equity and other securities	$904	$83	$(13)	$974	$783	$116	$(35)	$864

For the three months ended May 1, 2020, the equity and other securities without readily determinable fair values of $971 million increased by $83 million, due to upward adjustments for observable price changes, offset by $11 million of downward adjustments primarily attributable to observable price changes. The remainder of equity and other securities consists of publicly-traded investments that are measured at fair value on a recurring basis.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 4 — FINANCIAL SERVICES

The Company offers or arranges various financing options, services, and alternative payment structures for its customers in North America, Europe, Australia, and New Zealand through Dell Financial Services and its affiliates (“DFS”). The Company also arranges financing for some of its customers in various countries where DFS does not currently operate as a captive enterprise. The key activities of DFS include originating, collecting, and servicing customer financing arrangements primarily related to the purchase or use of Dell Technologies products and services. In some cases, DFS also offers financing on the purchase of third-party technology products that complement the Dell Technologies portfolio of products and services. New financing originations were $1.8 billion and $1.7 billion for the three months ended May 1, 2020 and May 3, 2019, respectively.

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

Fixed-term leases and loans — The Company enters into financing arrangements with customers who seek lease financing for equipment they might otherwise purchase. Pursuant to the current lease accounting standard effective February 2, 2019, new DFS leases are classified as sales-type leases, direct financing leases, or operating leases. When the terms of the DFS lease transfer control of the underlying asset to the lessee, the contract is typically classified as a sales-type lease. Direct financing leases are immaterial. All other new DFS leases are classified as operating leases. Leases that commenced prior to the effective date of the current lease accounting standard continue to be accounted for under previous lease accounting guidance. Leases with business customers have fixed terms of generally two to four years.

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Financing Receivables

The following table presents the components of the Company’s financing receivables segregated by portfolio segment as of the dates indicated:

	May 1, 2020			January 31, 2020
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total
	(in millions)
Financing receivables, net:
Customer receivables, gross (a)	$786	$8,446	$9,232	$824	$8,486	$9,310
Allowances for losses	(144)	(177)	(321)	(70)	(79)	(149)
Customer receivables, net	642	8,269	8,911	754	8,407	9,161
Residual interest	—	551	551	—	582	582
Financing receivables, net	$642	$8,820	$9,462	$754	$8,989	$9,743
Short-term	$642	$4,110	$4,752	$754	$4,141	$4,895
Long-term	$—	$4,710	$4,710	$—	$4,848	$4,848

____________________

(a)	Customer receivables, gross includes amounts due from customers under revolving loans, fixed-term loans, fixed-term sales-type or direct financing leases, and accrued interest.

The allowance for losses as of May 1, 2020 includes the adoption of the new CECL standard, which was adopted as of February 1, 2020 using the modified retrospective method. Prior period amounts have not been recast. The provision recognized on the Condensed Consolidated Statements of Income (Loss) during the three months ended May 1, 2020 is based on an assessment of the impact of current and expected future economic conditions, inclusive of the effect of the COVID-19 pandemic on credit losses. The duration and severity of COVID-19 and continued market volatility is highly uncertain and, as such, the impact on expected losses is subject to significant judgment and may cause variability in the Company’s allowance for credit losses in future periods. See Note 1 and Note 2 of the Notes to the Condensed Consolidated Financial Statements for additional information about the new CECL standard.

The following table presents the changes in allowance for financing receivable losses for the periods indicated:

	Three Months Ended
	May 1, 2020			May 3, 2019
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total
	(in millions)
Allowance for financing receivable losses:
Balances at beginning of period	$70	$79	$149	$75	$61	$136
Adjustment for adoption of the new CECL standard (Note 1)	40	71	111	—	—	—
Charge-offs, net of recoveries	(20)	(9)	(29)	(20)	(3)	(23)
Provision charged to income statement	54	36	90	15	15	30
Balances at end of period	$144	$177	$321	$70	$73	$143

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Aging

The following table presents the aging of the Company’s customer financing receivables, gross, including accrued interest, segregated by class, as of the dates indicated:

	May 1, 2020				January 31, 2020
	Current	Past Due 1 — 90 Days	Past Due >90 Days	Total	Current	Past Due 1 — 90 Days	Past Due >90 Days	Total
	(in millions)
Revolving — DPA	$547	$34	$17	$598	$550	$51	$20	$621
Revolving — DBC	162	21	5	188	184	15	4	203
Fixed-term — Consumer and Commercial	6,963	1,333	150	8,446	8,005	373	108	8,486
Total customer receivables, gross	$7,672	$1,388	$172	$9,232	$8,739	$439	$132	$9,310

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

Fixed-term consumer and commercial customer receivables are placed on non-accrual status if principal or interest is past due and considered delinquent, or if there is concern about collectibility of a specific customer receivable. These receivables identified as doubtful for collectibility may be classified as current for aging purposes. Aged revolving portfolio customer receivables identified as delinquent are charged off.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Credit Quality

The following table presents customer receivables, gross, including accrued interest, by credit quality indicator segregated by class and year of origination, as of the date indicated:

	May 1, 2020
	Fixed-term — Consumer and Commercial
	Fiscal Year of Origination
	2021	2020	2019	2018	2017	Years Prior	Revolving — DPA (a)	Revolving — DBC (a)	Total
	(in millions)
Higher	$1,150	$2,438	$1,141	$393	$68	$2	$135	$51	$5,378
Mid	229	883	498	182	34	2	169	56	2,053
Lower	184	647	443	119	29	4	294	81	1,801
Total	$1,563	$3,968	$2,082	$694	$131	$8	$598	$188	$9,232
____________________

(a)
The revolving portfolio is exempt from the requirement to disclose the amortized cost basis by year of origination since determining the appropriate origination year can be complex due to the nature of the revolving portfolio.

The following table presents customer receivables, gross, including accrued interest, by credit quality indicator segregated by class, as of the date indicated, and was not recast to reflect the impact of adoption of the new CECL standard:

	January 31, 2020
	Fixed-term — Consumer and Commercial	Revolving — DPA	Revolving — DBC	Total
	(in millions)
Higher	$5,042	$137	$55	$5,234
Mid	2,036	175	63	2,274
Lower	1,408	309	85	1,802
Total	$8,486	$621	$203	$9,310

The categories shown in the tables above segregate customer receivables based on the relative degrees of credit risk. The credit quality indicators for DPA revolving accounts are measured primarily as of each quarter-end date, while all other indicators are generally updated on a periodic basis.

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Leases

Interest income on sales-type lease receivables was $65 million and $64 million for the three months ended May 1, 2020 and May 3, 2019, respectively.

The following table presents the net revenue, cost of net revenue, and gross margin recognized at the commencement date of sales-type leases for the periods indicated:

	Three Months Ended
	May 1, 2020	May 3, 2019
	(in millions)
Net revenue — products	$215	$130
Cost of net revenue — products	159	81
Gross margin — products	$56	$49

The following table presents the future maturity of the Company’s fixed-term customer leases and associated financing payments, and reconciles the undiscounted cash flows to the customer receivables, gross recognized on the Condensed Consolidated Statements of Financial Position as of the date indicated:

May 1, 2020
Fiscal Years	(in millions)
Fiscal 2021 (remaining nine months)	$2,050
Fiscal 2022	1,812
Fiscal 2023	1,045
Fiscal 2024	406
Fiscal 2025 and beyond	137
Total undiscounted cash flows	5,450
Fixed-term loans	3,588
Revolving loans	786
Less: unearned income	(592)
Total customer receivables, gross	$9,232

Operating Leases

The following table presents the components of the Company’s operating lease portfolio included in Property, plant, and equipment, net as of the dates indicated:

	May 1, 2020	January 31, 2020
	(in millions)
Equipment under operating lease, gross	$1,150	$956
Less: accumulated depreciation	(175)	(116)
Equipment under operating lease, net	$975	$840

Operating lease income relating to lease payments was $87 million and $4 million for the three months ended May 1, 2020 and May 3, 2019, respectively. Depreciation expense was $62 million and $3 million for the three months ended May 1, 2020 and May 3, 2019, respectively.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents the future payments to be received by the Company as lessor in operating lease contracts as of the date indicated:

May 1, 2020
Fiscal Years	(in millions)
Fiscal 2021 (remaining nine months)	$306
Fiscal 2022	370
Fiscal 2023	269
Fiscal 2024	54
Fiscal 2025 and beyond	7
Total	$1,006

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

	May 1, 2020	January 31, 2020
	(in millions)
DFS U.S. debt:
Asset-based financing and securitization facilities	$2,429	$2,606
Fixed-term securitization offerings	3,251	2,593
Other	117	141
Total DFS U.S. debt	5,797	5,340
DFS international debt:
Securitization facility	773	743
Other borrowings	970	931
Note payable	181	200
Dell Bank Senior Unsecured Eurobonds	548	551
Total DFS international debt	2,472	2,425
Total DFS debt	$8,269	$7,765
Total short-term DFS debt	$4,397	$4,152
Total long-term DFS debt	$3,872	$3,613

DFS U.S. Debt

Asset-Based Financing and Securitization Facilities — The Company maintains separate asset-based financing facilities and a securitization facility in the United States, which are revolving facilities for fixed-term leases and loans and for revolving loans, respectively. This debt is collateralized solely by the U.S. loan and lease payments and associated equipment in the facilities. The debt has a variable interest rate and the duration of the debt is based on the terms of the underlying loan and lease payment streams. As of May 1, 2020, the total debt capacity related to the U.S. asset-based financing and securitization facilities was $4.0 billion. The Company enters into interest swap agreements to effectively convert a portion of this debt from a floating rate to a fixed rate. See Note 7 of the Notes to the Condensed Consolidated Financial Statements for additional information about interest rate swaps.

The Company’s U.S. securitization facility for revolving loans is effective through June 25, 2022. The Company’s two U.S. asset-based financing facilities for fixed-term leases and loans are effective through August 22, 2021 and July 26, 2022, respectively.

The asset-based financing and securitization facilities contain standard structural features related to the performance of the funded receivables, which include defined credit losses, delinquencies, average credit scores, and minimum collection requirements. In the event one or more of these criteria are not met and the Company is unable to restructure the facility, no further funding of receivables will be permitted and the timing of the Company’s expected cash flows from over-collateralization will be delayed. As of May 1, 2020, these criteria were met.

Fixed-Term Securitization Offerings — The Company periodically issues asset-backed debt securities under fixed-term securitization programs to private investors. The asset-backed debt securities are collateralized solely by the U.S. fixed-term leases and loans in the offerings, which are held by Special Purpose Entities (“SPEs”), as discussed below. The interest rate on these securities is fixed and ranges from 1.91% to 5.92% per annum, and the duration of these securities is based on the terms of the underlying loan and lease payment streams.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

DFS International Debt

Securitization Facility — The Company maintains a securitization facility in Europe for fixed-term leases and loans. This facility is effective through December 21, 2020 and has a total debt capacity of $876 million as of May 1, 2020.

The securitization facility contains standard structural features related to the performance of the securitized receivables, which include defined credit losses, delinquencies, average credit scores, and minimum collection requirements. In the event one or more of these criteria are not met and the Company is unable to restructure the program, no further funding of receivables will be permitted and the timing of the Company’s expected cash flows from over-collateralization will be delayed. As of May 1, 2020, these criteria were met.

Other Borrowings — In connection with the Company’s international financing operations, the Company has entered into revolving structured financing debt programs related to its fixed-term lease and loan products sold in Canada, Europe, Australia, and New Zealand. The Canadian facility, which is collateralized solely by Canadian loan and lease payments and associated equipment, had a total debt capacity of $269 million as of May 1, 2020, and is effective through January 16, 2023. The European facility, which is collateralized solely by European loan and lease payments and associated equipment, had a total debt capacity of $657 million as of May 1, 2020, and is effective through June 14, 2022. The Australia and New Zealand facility, which is collateralized solely by Australia and New Zealand loan and lease payments and associated equipment, had a total debt capacity of $228 million as of May 1, 2020, and is effective through December 20, 2021.

Note Payable — On November 27, 2017, the Company entered into an unsecured credit agreement to fund receivables in Mexico. As of May 1, 2020, the aggregate principal amount of the note payable is $181 million. The note bears interest at either the applicable London Interbank Offered Rate (“LIBOR”) plus 2.25%, for the borrowings denominated in U.S. dollars, or the Mexican Interbank Equilibrium Interest Rate (“TIIE”) plus 2.00%, for the borrowings denominated in Mexican pesos. The note will mature on December 1, 2020.

Dell Bank Senior Unsecured Eurobonds — On October 17, 2019, Dell Bank International D.A.C. issued 500 million Euro of 0.625% senior unsecured three year eurobonds due October 2022. The issuance of the senior unsecured eurobonds supports the expansion of the financing operations in Europe.

Variable Interest Entities

In connection with the asset-based financing facilities, securitization facilities, and fixed-term securitization offerings discussed above, the Company transfers certain U.S. and European loan and lease payments and associated equipment to SPEs that meet the definition of a Variable Interest Entity (“VIE”) and are consolidated, along with the associated debt detailed above, into the Consolidated Financial Statements, as the Company is the primary beneficiary of those VIEs. The SPEs are bankruptcy-remote legal entities with separate assets and liabilities. The purpose of the SPEs is to facilitate the funding of customer loan and lease payments and associated equipment in the capital markets.

The following table presents financing receivables and equipment under operating leases, net held by the consolidated VIEs as of the dates indicated:

	May 1, 2020	January 31, 2020
	(in millions)
Assets held by consolidated VIEs, net:
Short-term, net	$3,384	$3,316
Long-term, net	3,628	3,348
Assets held by consolidated VIEs, net	$7,012	$6,664

Loan and lease payments and associated equipment transferred via securitization through SPEs were $1.8 billion and $1.5 billion for the three months ended May 1, 2020 and May 3, 2019, respectively.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Some of the SPEs have entered into financing arrangements with multi-seller conduits that, in turn, issue asset-backed debt securities in the capital markets. The DFS debt outstanding, which is collateralized by the loan and lease payments and associated equipment held by the consolidated VIEs, was $6.5 billion and $5.9 billion as of May 1, 2020 and January 31, 2020, respectively. The Company’s risk of loss related to securitized receivables is limited to the amount by which the Company’s right to receive collections for assets securitized exceeds the amount required to pay interest, principal, and fees and expenses related to the asset-backed securities. The Company provides credit enhancement to the securitizations in the form of over-collateralization.

Customer Receivables Sales

To manage certain concentrations of customer credit exposure, the Company may sell selected fixed-term customer receivables to unrelated third parties on a periodic basis, without recourse. The amount of customer receivables sold for this purpose was $21 million and $101 million for the three months ended May 1, 2020 and May 3, 2019, respectively. The Company’s continuing involvement in the above mentioned customer receivables is primarily limited to servicing arrangements.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 5 — LEASES

The Company enters into leasing transactions in which the Company is the lessee. These lease contracts are typically classified as operating leases. The Company’s lease contracts are generally for office buildings used to conduct its business, and the determination of whether such contracts contain leases generally does not require significant estimates or judgments. The Company also leases certain global logistics warehouses, employee vehicles, and equipment. As of May 1, 2020, the remaining terms of the Company’s leases range from less than one month to 26 years.

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

In adopting the current lease accounting standard effective February 2, 2019, the Company elected to apply a transition method that does not require the retrospective application to periods prior to the effective date. Financial information associated with the Company’s leases in which the Company is the lessee is contained in this Note. As of May 1, 2020 and January 31, 2020, there were no material finance leases for which the Company was a lessee.

The following table presents components of lease costs included in the Condensed Consolidated Statements of Income (Loss) for the periods indicated:

	Three Months Ended
	May 1, 2020	May 3, 2019
	(in millions)
Operating lease costs	$131	$117
Variable costs	44	38
Total lease costs	$175	$155

During both the three months ended May 1, 2020 and May 3, 2019, sublease income, finance lease costs, and short-term lease costs were immaterial.

The following table presents supplemental information related to operating leases included in the Condensed Consolidated Statements of Financial Position as of the dates indicated:

	Classification	May 1, 2020	January 31, 2020
		(in millions, except for term and discount rate)
Operating lease right of use (“ROU”) assets	Other non-current assets	$1,745	$1,780

Current operating lease liabilities	Accrued and other current liabilities	$403	$432
Non-current operating lease liabilities	Other non-current liabilities	1,350	1,360
Total operating lease liabilities		$1,753	$1,792

Weighted-average remaining lease term (in years)		8.70	8.57
Weighted-average discount rate		3.84%	3.81%

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents supplemental cash flow information related to leases for the periods indicated:

	Three Months Ended
	May 1, 2020	May 3, 2019
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities — operating cash outflows from operating leases	$131	$122

ROU assets obtained in exchange for new operating lease liabilities	$120	$42

The following table presents the future maturity of the Company’s operating lease liabilities under non-cancelable leases and reconciles the undiscounted cash flows for these leases to the lease liability recognized on the Condensed Consolidated Statements of Financial Position as of the date indicated:

May 1, 2020
Fiscal Years	(in millions)
Fiscal 2021 (remaining nine months)	$337
Fiscal 2022	401
Fiscal 2023	315
Fiscal 2024	217
Fiscal 2025	147
Thereafter	701
Total lease payments	$2,118
Less: Imputed interest	(365)
Total	$1,753
Current operating lease liabilities	$403
Non-current operating lease liabilities	$1,350

The amount of future lease commitments after Fiscal 2025 is primarily for the ground lease on VMware, Inc.’s Palo Alto, California headquarter facilities, which expires in Fiscal 2047.

As of May 1, 2020, the Company has additional operating leases that have not yet commenced of $697 million. These operating leases will commence during Fiscal 2021 with lease terms of one year to 16 years.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 6 — DEBT
The following table presents the Company’s outstanding debt as of the dates indicated:

	May 1, 2020	January 31, 2020
	(in millions)
Secured Debt
Senior Secured Credit Facilities:
2.75% Term Loan B-1 Facility due September 2025	$4,726	$4,738
2.16% Term Loan A-4 Facility due December 2023	679	679
2.32% Term Loan A-6 Facility due March 2024	3,452	3,497
First Lien Notes:
4.42% due June 2021	4,500	4,500
5.45% due June 2023	3,750	3,750
4.00% due July 2024	1,000	1,000
5.85% due July 2025	1,000	—
6.02% due June 2026	4,500	4,500
4.90% due October 2026	1,750	1,750
6.10% due July 2027	500	—
5.30% due October 2029	1,750	1,750
6.20% due July 2030	750	—
8.10% due July 2036	1,500	1,500
8.35% due July 2046	2,000	2,000
Unsecured Debt
Unsecured Notes and Debentures:
4.625% due April 2021	400	400
7.10% due April 2028	300	300
6.50% due April 2038	388	388
5.40% due September 2040	264	264
Senior Notes:
5.875% due June 2021	1,075	1,075
7.125% due June 2024	1,625	1,625
EMC Notes:
2.650% due June 2020	600	600
3.375% due June 2023	1,000	1,000
Debt of Public Subsidiary
VMware Notes:
2.30% due August 2020	1,250	1,250
2.95% due August 2022	1,500	1,500
4.50% due May 2025	750	—
4.65% due May 2027	500	—
3.90% due August 2027	1,250	1,250
4.70% due May 2030	750	—
VMware Term Loan Facility	1,500	1,500
DFS Debt (Note 4)	8,269	7,765
Other
4.03% Margin Loan Facility due April 2022	4,000	4,000
Other	69	84
Total debt, principal amount	$57,347	$52,665

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	May 1, 2020	January 31, 2020
	(in millions)
Total debt, principal amount	$57,347	$52,665
Unamortized discount, net of unamortized premium	(234)	(241)
Debt issuance costs	(385)	(368)
Total debt, carrying value	$56,728	$52,056
Total short-term debt, carrying value	$8,375	$7,737
Total long-term debt, carrying value	$48,353	$44,319

During the three months ended May 1, 2020, the net increase in the Company’s debt balance was primarily due to new debt issuances of $2.25 billion of First Lien Notes on April 9, 2020 and $2.0 billion of VMware Notes on April 7, 2020, both described below, and an additional $0.5 billion, net, in DFS debt to support the expansion of its financing receivables portfolio.

Secured Debt

Senior Secured Credit Facilities — The Company has entered into a credit agreement that provides for senior secured credit facilities (the “Senior Secured Credit Facilities”) comprising (a) term loan facilities and (b) a senior secured Revolving Credit Facility, which provides for a borrowing capacity of up to $4.5 billion for general corporate purposes, including capacity for up to $0.5 billion of letters of credit and for borrowings of up to $0.4 billion under swing-line loans.

As of May 1, 2020, available borrowings under the Revolving Credit Facility totaled $4.5 billion. The Senior Secured Credit Facilities provide that the borrowers have the right at any time, subject to customary conditions, to request incremental term loans or incremental revolving commitments.

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

First Lien Notes — Dell International L.L.C. and EMC Corporation, both of which are wholly-owned subsidiaries of Dell Technologies Inc., completed private offerings of multiple series of senior secured notes (collectively, the “First Lien Notes”) which were issued on June 1, 2016, March 20, 2019, and April 9, 2020 in aggregate principal amounts of $20.0 billion, $4.5 billion, and $2.25 billion, respectively. Interest on the First Lien Notes is payable semiannually. The First Lien Notes are secured on a pari passu basis with the Senior Secured Credit Facilities, on a first-priority basis by substantially all of the tangible and intangible assets of the issuers and guarantors that secure obligations under the Senior Secured Credit Facilities, including pledges of all capital stock of the issuers, Dell, and certain wholly-owned material subsidiaries of the issuers and the guarantors, subject to certain exceptions.

The Company has agreed to use commercially reasonable efforts to register with the SEC notes having terms substantially identical to the terms of the First Lien Notes as part of an offer to exchange such registered notes for the First Lien Notes. The Company will be obligated to pay additional interest on the First Lien Notes if it fails to consummate such an exchange offer within five years after the closing date of the EMC merger transaction, in the case of the First Lien Notes issued on June 1, 2016 and within five years after their respective issue dates, in the case of the First Lien Notes issued on March 20, 2019 and April 9, 2020.

China Revolving Credit Facility — During the fiscal year ended January 31, 2020, the Company renewed its credit agreement for a China revolving credit facility with a bank lender, which provided an uncommitted line with an aggregate principal amount not to exceed $500 million at an interest rate of LIBOR plus 0.6% per annum. The facility was terminated upon expiration on February 26, 2020.

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

VMware Notes — VMware, Inc. completed public offerings of unsecured senior notes in the aggregate amounts of $4.0 billion and $2.0 billion on August 21, 2017 and April 7, 2020, respectively (the “VMware Notes”). None of the net proceeds of such borrowings will be made available to support the operations or satisfy any corporate purposes of Dell Technologies, other than the operations and corporate purposes of VMware, Inc. and VMware, Inc.’s subsidiaries. Interest on these borrowings is payable semiannually.

VMware Revolving Credit Facility — On September 12, 2017, VMware, Inc. entered into an unsecured credit agreement, establishing a revolving credit facility (the “VMware Revolving Credit Facility”) with a syndicate of lenders that provides the company with a borrowing capacity of up to $1.0 billion for VMware, Inc. general corporate purposes. Commitments under the VMware Revolving Credit Facility are available for a period of five years, which may be extended, subject to the satisfaction of certain conditions, by up to two one year periods. The credit agreement contains certain representations, warranties, and covenants. Commitment fees, interest rates, and other terms of borrowing under the VMware Revolving Credit Facility may vary based on VMware, Inc.’s external credit ratings. None of the net proceeds of such borrowings will be made available to support the operations or satisfy any corporate purposes of Dell Technologies, other than the operations and corporate purposes of VMware, Inc. and VMware, Inc.’s subsidiaries. As of May 1, 2020, there were no outstanding borrowings under the VMware Revolving Credit Facility.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

VMware Term Loan Facility — On September 26, 2019, VMware, Inc. entered into a senior unsecured term loan facility (the “VMware Term Loan Facility”) with a syndicate of lenders that provided VMware, Inc. with a borrowing capacity of up to $2.0 billion through February 7, 2020, for VMware, Inc. general corporate purposes. The VMware Term Loan Facility matures on the 364th day following the initial funding under the facility. The VMware Term Loan Facility bears interest at LIBOR plus 0.75% to 1.25%, or an alternative base rate plus 0.00% to 0.25%, depending on VMware Inc.’s external credit ratings.

As of May 1, 2020 and January 31, 2020, the outstanding borrowings under the VMware Term Loan Facility were $1.5 billion, with no remaining amount available for additional borrowings. The VMware Term Loan Facility contains certain representations, warranties, and covenants. None of the net proceeds of such borrowings will be made available to support the operations or satisfy any corporate purposes of Dell Technologies, other than the operations and corporate purposes of VMware, Inc. and VMware, Inc.’s subsidiaries.

DFS Debt

See Note 4 and Note 7 of the Notes to the Condensed Consolidated Financial Statements, respectively, for discussion of DFS debt and the interest rate swap agreements that hedge a portion of that debt.

Other

Margin Loan Facility — On April 12, 2017, the Company entered into the Margin Loan Facility in an aggregate principal amount of $2.0 billion, under which VMW Holdco LLC, a wholly-owned subsidiary of EMC, is the borrower. In connection with the Class V transaction described in Note 1 of the Notes to the Condensed Consolidated Financial Statements, on December 20, 2018, the Company amended the Margin Loan Facility to increase the aggregate principal amount to $3.35 billion. In connection with obtaining the Term Loan A-6 Facility during the fiscal year ended January 31, 2020, the Company increased the aggregate principal amount of the Margin Loan Facility to $4.0 billion.

During the three months ended May 1, 2020, due to volatility in the U.S. stock market resulting from the outbreak of COVID-19, VMware Holdco LLC proactively pledged additional shares of VMware, Inc. common stock to secure its obligations under the Margin Loan Facility agreement. This resulted in an aggregate number of shares pledged of approximately 76 million shares of Class B common stock of VMware, Inc. and approximately 24 million shares of Class A common stock of VMware, Inc.

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Aggregate Future Maturities

The following table presents the aggregate future maturities of the Company’s debt as of May 1, 2020 for the periods indicated:

	Maturities by Fiscal Year
	2021 (remaining nine months)	2022	2023	2024	2025	Thereafter	Total
	(in millions)
Senior Secured Credit Facilities and First Lien Notes	$172	$4,672	$286	$6,702	$1,775	$18,250	$31,857
Unsecured Notes and Debentures	—	400	—	—	—	952	1,352
Senior Notes and EMC Notes	600	1,075	—	1,000	1,625	—	4,300
VMware Notes	2,750	—	1,500	—	—	3,250	7,500
DFS Debt	3,661	2,537	1,877	157	37	—	8,269
Margin Loan Facility	—	—	4,000	—	—	—	4,000
Other	8	6	7	8	7	33	69
Total maturities, principal amount	7,191	8,690	7,670	7,867	3,444	22,485	57,347
Associated carrying value adjustments	(2)	(43)	(24)	(47)	(91)	(412)	(619)
Total maturities, carrying value amount	$7,189	$8,647	$7,646	$7,820	$3,353	$22,073	$56,728

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

As of May 1, 2020, the Company had certain consolidated subsidiaries that were designated as unrestricted subsidiaries for all purposes of the applicable credit agreements and the indentures governing the First Lien Notes and the Senior Notes. Substantially all of the net assets of the Company’s consolidated subsidiaries were restricted, with the exception of the Company’s unrestricted subsidiaries, primarily VMware, Inc., Secureworks, and their respective subsidiaries, as of May 1, 2020.

The Term Loan A-4 Facility, the Term Loan A-6 Facility, and the Revolving Credit Facility are subject to a first lien leverage ratio covenant that is tested at the end of each fiscal quarter of Dell with respect to Dell’s preceding four fiscal quarters. The Company was in compliance with all financial covenants as of May 1, 2020.

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

During the three months ended May 1, 2020 and May 3, 2019, the Company did not discontinue any cash flow hedges related to foreign exchange contracts that had a material impact on the Company’s results of operations due to the probability that the forecasted cash flows would not occur.

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Derivative Instruments

Notional Amounts of Outstanding Derivative Instruments

	May 1, 2020	January 31, 2020
	(in millions)
Foreign exchange contracts:
Designated as cash flow hedging instruments	$8,910	$8,703
Non-designated as hedging instruments	7,490	7,711
Total	$16,400	$16,414
Interest rate contracts:
Non-designated as hedging instruments	$4,559	$4,043

Effect of Derivative Instruments Designated as Hedging Instruments on the Condensed Consolidated Statements of Financial Position and the Condensed Consolidated Statements of Income (Loss)

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in Accumulated OCI, Net of Tax, on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income
	(in millions)		(in millions)
For the three months ended May 1, 2020
		Total net revenue	$96
Foreign exchange contracts	$167	Total cost of net revenue	4
Interest rate contracts	—	Interest and other, net	—
Total	$167		$100

For the three months ended May 3, 2019
		Total net revenue	$58
Foreign exchange contracts	$152	Total cost of net revenue	—
Interest rate contracts	—	Interest and other, net	—
Total	$152		$58

Effect of Derivative Instruments Not Designated as Hedging Instruments on the Condensed Consolidated Statements of Income (Loss)

	Three Months Ended
	May 1, 2020	May 3, 2019	Location of Gain (Loss) Recognized
	(in millions)
Gain (Loss) Recognized:
Foreign exchange contracts	$52	$(66)	Interest and other, net
Interest rate contracts	(39)	(7)	Interest and other, net
Total	$13	$(73)

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Fair Value of Derivative Instruments in the Condensed Consolidated Statements of Financial Position

The Company presents its foreign exchange derivative instruments on a net basis in the Condensed Consolidated Statements of Financial Position due to the right of offset by its counterparties under master netting arrangements. The following tables present the fair value of those derivative instruments presented on a gross basis as of the dates indicated:

	May 1, 2020
	Other Current Assets	Other Non- Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value
	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange contracts in an asset position	$206	$—	$7	$—	$213
Foreign exchange contracts in a liability position	(21)	—	(20)	—	(41)
Net asset (liability)	185	—	(13)	—	172
Derivatives not designated as hedging instruments:
Foreign exchange contracts in an asset position	410	—	5	—	415
Foreign exchange contracts in a liability position	(246)	—	(44)	(5)	(295)
Interest rate contracts in an asset position	—	3	—	—	3
Interest rate contracts in a liability position	—	—	—	(57)	(57)
Net asset (liability)	164	3	(39)	(62)	66
Total derivatives at fair value	$349	$3	$(52)	$(62)	$238

	January 31, 2020
	Other Current Assets	Other Non- Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value
	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange contracts in an asset position	$108	$—	$15	$—	$123
Foreign exchange contracts in a liability position	(2)	—	(3)	—	(5)
Net asset (liability)	106	—	12	—	118
Derivatives not designated as hedging instruments:
Foreign exchange contracts in an asset position	136	—	39	—	175
Foreign exchange contracts in a liability position	(162)	—	(81)	(6)	(249)
Interest rate contracts in an asset position	—	1	—	—	1
Interest rate contracts in a liability position	—	—	—	(32)	(32)
Net asset (liability)	(26)	1	(42)	(38)	(105)
Total derivatives at fair value	$80	$1	$(30)	$(38)	$13

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following tables present the gross amounts of the Company’s derivative instruments, amounts offset due to master netting agreements with the Company’s counterparties, and the net amounts recognized in the Condensed Consolidated Statements of Financial Position as of the dates indicated:

	May 1, 2020
	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ (Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Received or Pledged
	(in millions)
Derivative instruments:
Financial assets	$631	$(279)	$352	$—	$—	$352
Financial liabilities	(393)	279	(114)	—	10	(104)
Total derivative instruments	$238	$—	$238	$—	$10	$248

	January 31, 2020
	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ (Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Received or Pledged
	(in millions)
Derivative instruments:
Financial assets	$299	$(218)	$81	$—	$—	$81
Financial liabilities	(286)	218	(68)	—	15	(53)
Total derivative instruments	$13	$—	$13	$—	$15	$28

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 8 — BUSINESS COMBINATIONS, GOODWILL AND INTANGIBLE ASSETS

Business Combinations

VMware, Inc. Acquisition

Nyansa, Inc. — During the three months ended May 1, 2020, VMware, Inc. completed the acquisition of Nyansa, Inc., a developer of artificial intelligence-based network analytics, to accelerate the delivery of end-to-end monitoring and troubleshooting capabilities within VMware SD-WAN by VeloCloud. The total purchase price, net of cash acquired, was $38 million. The purchase price primarily included $14 million of identifiable intangible assets and $24 million of goodwill that is not expected to be deductible for tax purposes. The identifiable intangible assets, which primarily consisted of completed technology, have estimated useful lives of one year to four years.

Goodwill

The Infrastructure Solutions Group, Client Solutions Group, and VMware reporting units are consistent with the reportable segments identified in Note 17 of the Notes to the Condensed Consolidated Financial Statements. Offerings within Other businesses as defined below represent separate reporting units.

The following table presents goodwill allocated to the Company’s reportable segments and changes in the carrying amount of goodwill as of the dates indicated:

	Infrastructure Solutions Group	Client Solutions Group	VMware	Other Businesses (a)	Total
	(in millions)
Balance as of January 31, 2020	$15,089	$4,237	$20,532	$1,833	$41,691
Goodwill acquired (b)	—	—	24	—	24
Impact of foreign currency translation	(91)	—	—	(17)	(108)
Reclassification to assets held for sale (c)	—	—	—	(1,359)	(1,359)
Balance as of May 1, 2020	$14,998	$4,237	$20,556	$457	$40,248
____________________

(a)	As of May 1, 2020, goodwill allocated to Other businesses consists of Secureworks, Virtustream, and Boomi.

(b)	VMware, Inc. business combination completed during the three months ended May 1, 2020, as discussed above.

(c)
During the three months ended May 1, 2020, RSA Security’s goodwill was reclassified to current assets held for sale on the Condensed Consolidated Statements of Financial Position due to the Company’s entry into a definitive agreement to sell RSA Security. See Note 1 of the Notes to the Condensed Consolidated Financial Statements for additional information about the pending sale of RSA Security.

Goodwill Impairment Tests — Goodwill and indefinite-lived intangible assets are tested for impairment annually during the third fiscal quarter and whenever events or circumstances may indicate that an impairment has occurred. As a result of the changes in the current economic environment related to the COVID-19 pandemic, the Company considered whether there was a potential triggering event requiring the evaluation of whether goodwill of any of the reporting units should be tested for impairment. The Company determined there was no triggering event and no impairment test was performed as of May 1, 2020.

For our annual impairment review in the third quarter of Fiscal 2020, the Company elected to bypass the assessment of qualitative factors to determine whether it was more likely than not that the fair value of a reporting unit was less than its carrying amount, including goodwill. In electing to bypass the qualitative assessment, the Company proceeded directly to performing a quantitative goodwill impairment test to measure the fair value of each goodwill reporting unit relative to its carrying amount, and to determine the amount of goodwill impairment loss to be recognized, if any.

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

Based on the results of the annual impairment test performed during the fiscal year ended January 31, 2020, the fair values of each of the reporting units exceeded their carrying values. Based on this annual impairment test, it was determined that the fair value of the RSA Security reporting unit exceeded its carrying value by 13% as of November 1, 2019. The Company’s entry into a definitive agreement to sell RSA Security for $2.075 billion, as discussed in Note 1 of the Notes to the Condensed Consolidated Financial Statements, provided a new fair value indication that the RSA Security reporting unit exceeds its carrying value. Accordingly, subsequent to the annual impairment test, based on fair value indicators as of January 31, 2020 and May 1, 2020, it was determined that the fair value of the RSA Security reporting unit exceeded its carrying amount by 20%.

During the fiscal year ended January 31, 2020, an interim impairment assessment of Virtustream was required. There are no remaining balances of Virtustream goodwill, intangible assets, or property, plant, and equipment as of January 31, 2020 following the gross impairment charges of $619 million and $190 million recognized during the fiscal years ended January 31, 2020 and February 1, 2019, respectively.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Intangible Assets

The following table presents the Company’s intangible assets as of the dates indicated:

	May 1, 2020			January 31, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in millions)
Customer relationships	$22,383	$(14,109)	$8,274	$22,950	$(13,821)	$9,129
Developed technology	15,376	(11,011)	4,365	15,707	(10,974)	4,733
Trade names	1,266	(833)	433	1,306	(816)	490
Definite-lived intangible assets	39,025	(25,953)	13,072	39,963	(25,611)	14,352
Indefinite-lived trade names	3,755	—	3,755	3,755	—	3,755
Total intangible assets	$42,780	$(25,953)	$16,827	$43,718	$(25,611)	$18,107

Amortization expense related to definite-lived intangible assets was approximately $855 million and $1.2 billion for the three months ended May 1, 2020 and May 3, 2019, respectively. There were no material impairment charges related to intangible assets during the three months ended May 1, 2020 and May 3, 2019.

During the three months ended May 1, 2020, the Company recognized proceeds and a gain of $120 million from the sale of certain internally developed intellectual property assets.

The following table presents the estimated future annual pre-tax amortization expense of definite-lived intangible assets as of the date indicated:

May 1, 2020
Fiscal Years	(in millions)
2021 (remaining nine months)	$2,521
2022	2,665
2023	1,788
2024	1,426
2025	1,091
Thereafter	3,581
Total	$13,072

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

The following table presents the changes in the Company’s deferred revenue for the periods indicated:

	Three Months Ended
	May 1, 2020	May 3, 2019
	(in millions)
Deferred revenue:
Deferred revenue at beginning of period	$27,800	$24,010
Revenue deferrals	5,423	4,900
Revenue recognized	(5,356)	(4,732)
Other (a)	(250)	—
Deferred revenue at end of period	$27,617	$24,178
Short-term deferred revenue	$14,766	$13,043
Long-term deferred revenue	$12,851	$11,135
____________________
(a) Reclassification of RSA Security deferred revenue to liabilities held for sale as of May 1, 2020. See Note 1 of the Notes to the Condensed Consolidated Financial Statements for more information about the pending divestiture of RSA Security.

Remaining Performance Obligations — Remaining performance obligations represent the aggregate amount of the transaction price allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include deferred revenue plus unbilled amounts not yet recorded in deferred revenue. The value of the transaction price allocated to remaining performance obligations as of May 1, 2020 was approximately $37 billion. The Company expects to recognize approximately 63% of remaining performance obligations as revenue in the next twelve months, and the remainder thereafter.

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

The following is a discussion of the Company’s significant legal matters and other proceedings:

Class Actions Related to the Class V Transaction — Four purported stockholders brought putative class action complaints arising out of the Class V transaction described in Note 1of the Notes to the Condensed Consolidated Financial Statements. The actions were captioned Hallandale Beach Police and Fire Retirement Plan v. Michael Dell et al. (Civil Action No. 2018-0816-JTL), Howard Karp v. Michael Dell et al. (Civil Action No. 2019-0032-JTL), Miramar Police Officers’ Retirement Plan v. Michael Dell et al. (Civil Action No. 2019-0049-JTL), and Steamfitters Local 449 Pension Plan v. Michael Dell et al. (Civil Action No. 2019-0115-JTL). The four actions were consolidated in the Delaware Chancery Court into In Re Dell Class V Litigation (Consol. C.A. No. 2018-0816-JTL), which names as defendants the Company’s board of directors and certain stockholders of the Company, including Michael S. Dell. The plaintiffs generally allege that the defendants breached their fiduciary duties to the former holders of Class V Common Stock in connection with the Class V transaction by allegedly causing the Company to enter into a transaction that favored the interests of the controlling stockholders at the expense of such former stockholders. The plaintiffs seek, among other remedies, a judicial declaration that the defendants breached their fiduciary duties and an award of damages, fees, and costs. The plaintiffs filed an amended complaint in August 2019 making substantially similar allegations to those described above. The defendants filed a motion to dismiss the action in September 2019. The plaintiffs replied to the motion to dismiss in November 2019, and the defendants filed a reply in December 2019. A hearing on the motion to dismiss was held on March 13, 2020. The Court has taken this motion under consideration.

Patent Litigation — On April 25, 2019, Cirba Inc. (“Cirba”) filed a lawsuit against VMware, Inc. in the United States District Court for the District of Delaware, alleging two patent infringement claims and three trademark infringement-related claims.  On May 6, 2019, Cirba filed a motion seeking a preliminary injunction tied to one of the two patents it alleges VMware, Inc. infringes.  Following a hearing on August 6, 2019, the Court denied Cirba’s preliminary injunction motion and set the case for trial in mid-January 2020. On August 20, 2019, VMware, Inc. filed counterclaims against Cirba, asserting among other claims that Cirba is infringing four VMware, Inc. patents.  The Delaware Court severed those claims from the January 2020 trial on Cirba’s claims, and the trial on VMware, Inc.’s patent claims is currently set for September 2021. On October 22, 2019, VMware, Inc. filed a separate patent infringement lawsuit against Cirba in the United States District Court for the Eastern District of Virginia, asserting that Cirba infringes four additional VMware, Inc. patents. The trial on Cirba’s claims in Delaware was completed on January 23, 2020, and on January 24, 2020, the jury returned a verdict finding that VMware, Inc. willfully infringed the two asserted patents and awarding approximately $237 million in damages. The jury further found that VMware, Inc. was not liable on Cirba’s trademark infringement-related claims. A total of $237 million was accrued for the Delaware action during the fiscal year ended January 31, 2020 and reflects the estimated losses that are considered both probable and reasonably estimable at this time. The parties have completed the post-trial briefing stage in the Delaware Court, with the hearing on those motions having occurred on May 15, 2020. The Court has taken those motions under consideration. VMware, Inc. intends to vigorously defend itself in this matter, including having sought to overturn the jury’s verdict in the first Delaware trial during the post-trial briefing stage and, if necessary, on appeal. In its post-trial motions, Cirba sought a permanent injunction, enhanced damages, and attorneys’ fees in the Delaware action. As noted above, VMware, Inc. intends to pursue arguments both in the Delaware Court and, if necessary, the

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Federal Circuit to overturn the jury’s verdict. Final resolution of this matter could be materially different from the amount accrued. The amount accrued for this matter is included in Accrued and other in the Condensed Consolidated Statements of Financial Position as of May 1, 2020 and January 31, 2020, and the charge was classified in Selling, general and administrative in the Consolidated Statements of Income (Loss) during the fiscal year ended January 31, 2020.

Other Litigation — The various legal proceedings in which Dell is involved include commercial and intellectual property litigation. Dell does not currently anticipate that any of these matters will have a material adverse effect on its business, financial condition, results of operations, or cash flows.

As of May 1, 2020, the Company does not believe there is a reasonable possibility that a material loss exceeding the amounts already accrued for these or other proceedings or matters has been incurred. However, since the ultimate resolution of any such proceedings and matters is inherently unpredictable, the Company’s business, financial condition, results of operations, or cash flows could be materially affected in any particular period by unfavorable outcomes in one or more of these proceedings or matters. Whether the outcome of any claim, suit, assessment, investigation, or legal proceeding, individually or collectively, could have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows will depend on a number of variables, including the nature, timing, and amount of any associated expenses, amounts paid in settlement, damages, or other remedies or consequences.

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 11 — INCOME AND OTHER TAXES

For the three months ended May 1, 2020, the Company’s effective income tax rate was -33.8% on pre-tax income of $136 million. For the three months ended May 3, 2019, the Company’s effective income tax rate was 330.1% on pre-tax losses of $143 million. The change in the Company’s effective tax rate is primarily driven by discrete tax items and a change in the Company’s jurisdictional mix of income.  For the three months ended May 1, 2020, the Company’s effective income tax rate benefit includes a discrete tax benefit of $59 million from an intra-entity asset transfer of certain of Pivotal’s intellectual property to an Irish subsidiary that was completed by VMware, Inc. during the quarter. For the three months ended May 3, 2019, the Company’s effective tax rate includes a discrete tax benefit of $405 million related to a similar intra-entity asset transfer. The tax benefit for each intra-entity asset transfer was recorded as a deferred tax asset in the period of transaction and represents the book and tax basis difference on the transferred assets measured based on the intellectual property’s current fair value and applicable Irish statutory tax rate. The Company applied significant judgment when determining the fair value of the intellectual property, which serves as the tax basis of the deferred tax asset, and in evaluating the associated tax laws in the applicable jurisdictions. The tax deductions for amortization of the assets will be recognized in the future, and any amortization not deducted for tax purposes will be carried forward indefinitely under Irish tax laws. The Company expects to be able to realize the deferred tax assets resulting from these intra-entity asset transfers.

The differences between the estimated effective income tax rates and the U.S. federal statutory rate of 21% principally result from the Company’s geographical distribution of income, differences between the book and tax treatment of certain items, and the discrete tax items discussed above. In certain jurisdictions, the Company’s tax rate is significantly less than the applicable statutory rate as a result of tax holidays. The majority of the Company’s foreign income that is subject to these tax holidays and lower tax rates is attributable to Singapore, China, and Malaysia. A significant portion of these income tax benefits relates to a tax holiday that will be effective until January 31, 2029.  The Company’s other tax holidays will expire in whole or in part during fiscal years 2022 through 2030. Many of these tax holidays and reduced tax rates may be extended when certain conditions are met or may be terminated early if certain conditions are not met. As of May 1, 2020, the Company was not aware of any matters of non-compliance related to these tax holidays. The effective income tax rate for future quarters of Fiscal 2021 may be impacted by the actual mix of jurisdictions in which income is generated.

In December 2019, the Company received a Revenue Agent’s Report for the examination by the Internal Revenue Service (“IRS”) of fiscal years 2010 through 2014. The Company has protested certain proposed assessments within the IRS administrative procedures.  This process has been progressing and although the timing of any resolution remains uncertain, the Company anticipates reaching a settlement with the IRS in Fiscal 2021. The IRS has started its examination of fiscal years 2015 through 2019. The Company believes it has valid positions supporting its tax returns and that it is adequately reserved.

The Company is also currently under income tax audits in various state and foreign jurisdictions.  The Company is undergoing negotiations, and in some cases contested proceedings, relating to tax matters with the taxing authorities in these jurisdictions.  The Company believes that it has provided adequate reserves related to all matters contained in tax periods open to examination.  Although the Company believes it has made adequate provisions for the uncertainties surrounding these audits, should the Company experience unfavorable outcomes, such outcomes could have a material impact on its results of operations, financial position, and cash flows.  With respect to major U.S., state and foreign taxing jurisdictions, the Company is generally not subject to tax examinations for years prior to the fiscal year ended January 29, 2010.

Judgment is required in evaluating the Company’s uncertain tax positions and determining the Company’s provision for income taxes. The unrecognized tax benefits were $2.5 billion as of both May 1, 2020 and January 31, 2020, and are included in accrued and other and other non-current liabilities in the Condensed Consolidated Statements of Financial Position. Although timing of resolution or closure of uncertain tax positions is not certain, the Company believes it is reasonably possible that certain tax matters in various jurisdictions, including those matters discussed above, could be concluded within the next twelve months. The resolution of these audits could reduce the Company’s unrecognized tax benefits by an estimated amount of between $550 million and $850 million. Such a reduction will have a material impact on the Company’s effective tax rate.

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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 12 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) is presented in stockholders’ equity (deficit) in the Condensed Consolidated Statements of Financial Position and consists of amounts related to foreign currency translation adjustments, unrealized net gains (losses) on cash flow hedges, and actuarial net gains (losses) from pension and other postretirement plans.

The following table presents changes in accumulated other comprehensive income (loss), net of tax, by the following components as of the dates indicated:

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Pension and Other Postretirement Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balances as of January 31, 2020	$(678)	$14	$(45)	$(709)
Other comprehensive income (loss) before reclassifications	(146)	167	(7)	14
Amounts reclassified from accumulated other comprehensive income (loss)	—	(100)	2	(98)
Total change for the period	(146)	67	(5)	(84)
Less: Change in comprehensive loss attributable to non-controlling interests	—	(3)	—	(3)
Balances as of May 1, 2020	$(824)	$84	$(50)	$(790)

Amounts related to the Company’s cash flow hedges are reclassified to net income during the same period in which the items being hedged are recognized in earnings. See Note 7 of the Notes to the Condensed Consolidated Financial Statements for more information on the Company’s derivative instruments.

The following table presents reclassifications out of accumulated other comprehensive income (loss), net of tax, to net income for the periods indicated:

	Three Months Ended
	May 1, 2020			May 3, 2019
	Cash Flow Hedges	Pensions	Total	Cash Flow Hedges	Pensions	Total
	(in millions)
Total reclassifications, net of tax:
Net revenue	$96	$—	$96	$58	$—	$58
Cost of net revenue	4	—	4	—	—	—
Operating expenses	—	(2)	(2)	—	—	—
Total reclassifications, net of tax	$100	$(2)	$98	$58	$—	$58

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 13 — NON-CONTROLLING INTERESTS

VMware, Inc. — The non-controlling interests’ share of equity in VMware, Inc. is reflected as a component of the non-controlling interests in the Condensed Consolidated Statements of Financial Position and was $4.8 billion and $4.6 billion as of May 1, 2020 and January 31, 2020, respectively. As of May 1, 2020 and January 31, 2020, the Company held approximately 80.6% and 80.9%, respectively, of the outstanding equity interest in VMware, Inc.

As a result of VMware, Inc.’s acquisition of the non-controlling interest in Pivotal from Pivotal’s public shareholders on December 30, 2019, as described in Note 1 of the Notes to the Condensed Consolidated Financial Statements, the non-controlling interests’ share of equity in Pivotal is only reflected as a component of the non-controlling interest through December 30, 2019. Pivotal’s Class A common stock ceased to be listed and traded on the NYSE as of the acquisition date, and there was no non-controlling interest in Pivotal as of May 1, 2020 and January 31, 2020.

Secureworks — The non-controlling interests’ share of equity in Secureworks is reflected as a component of the non-controlling interests in the Condensed Consolidated Statements of Financial Position and was $92 million and $88 million as of May 1, 2020 and January 31, 2020, respectively. As of May 1, 2020 and January 31, 2020, the Company held approximately 86.0% and 86.8%, respectively, of the outstanding equity interest in Secureworks, excluding restricted stock awards (“RSAs”). As of May 1, 2020 and January 31, 2020, the Company held approximately 85.2% and 86.2%, respectively, of the outstanding equity interest in Secureworks, including RSAs.

The following table presents the effect of changes in the Company’s ownership interest in VMware, Inc. and Secureworks on the Company’s equity for the period indicated:

Three Months Ended
May 1, 2020
(in millions)
Net income attributable to Dell Technologies Inc.	$143
Transfers (to)/from the non-controlling interests:
Increase in Dell Technologies Inc. additional paid-in-capital for equity issuances and other equity activity	251
Decrease in Dell Technologies Inc. additional paid-in-capital for equity issuances and other equity activity	(292)
Net transfers to non-controlling interests	(41)
Change from net income attributable to Dell Technologies Inc. and transfers to the non-controlling interests	$102

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 14 — CAPITALIZATION

The following table presents the Company’s authorized, issued, and outstanding common stock as of the dates indicated:

	Authorized	Issued	Outstanding
	(in millions)
Common stock as of May 1, 2020
Class A	600	385	385
Class B	200	102	102
Class C	7,900	261	253
Class D	100	—	—
Class V	343	—	—
	9,143	748	740

Common stock as of January 31, 2020
Class A	600	385	385
Class B	200	102	102
Class C	7,900	258	256
Class D	100	—	—
Class V	343	—	—
	9,143	745	743

Under the Company’s certificate of incorporation as amended and restated upon the completion of the Class V transaction described in Note 1 of the Notes to the Condensed Consolidated Financial Statements, the Company is prohibited from issuing any of the authorized shares of Class V Common Stock.

Preferred Stock

The Company is authorized to issue one million shares of preferred stock, par value $0.01 per share. As of May 1, 2020 and January 31, 2020, no shares of preferred stock were issued or outstanding.

Common Stock

Dell Technologies Common Stock — The Class A Common Stock, the Class B Common Stock, the Class C Common Stock, and the Class D Common Stock are collectively referred to as Dell Technologies Common Stock. The par value for all classes of Dell Technologies Common Stock is $0.01 per share. The Class A Common Stock, the Class B Common Stock, the Class C Common Stock, and the Class D Common Stock share equally in dividends declared or accumulated and have equal participation rights in undistributed earnings.

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

Conversion Rights — Under the Company’s certificate of incorporation, at any time and from time to time, any holder of Class A Common Stock or Class B Common Stock has the right to convert all or any of the shares of Class A Common Stock or Class B Common Stock, as applicable, held by such holder into shares of Class C Common Stock on a one-to-one basis.  During the three months ended May 1, 2020, there were no conversions of Class A Common Stock or Class B Common Stock into Class C Common Stock.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Repurchases of Common Stock

Dell Technologies Common Stock Repurchases by Dell Technologies

On February 24, 2020, the Company’s board of directors approved a stock repurchase program under which the Company is authorized to repurchase up to $1.0 billion of shares of the Class C Common Stock over a 24-month period expiring on February 28, 2022, of which approximately $760 million remained available as of May 1, 2020. During the three months ended May 1, 2020, the Company repurchased approximately 6 million shares of Class C Common Stock for approximately $240 million. During the same period, the Company suspended activity under its stock repurchase program. During the three months ended May 3, 2019, Dell Technologies Common Stock repurchases were immaterial.

To the extent not retired, shares repurchased under the repurchase program are placed in the Company’s treasury.

VMware, Inc. Class A Common Stock Repurchases by VMware, Inc.

On May 29, 2019, VMware, Inc.’s board of directors authorized the repurchase of up to $1.5 billion of VMware, Inc.’s Class A common stock through January 29, 2021, of which $819 million remained available as of May 1, 2020. During the three months ended May 1, 2020, VMware, Inc. repurchased 1.5 million shares of its Class A common stock in the open market for approximately $181 million. During the three months ended May 3, 2019, VMware, Inc. repurchased 3.3 million shares of its Class A common stock in the open market for approximately $591 million.

All shares repurchased under VMware, Inc.’s stock repurchase programs are retired.

The above VMware, Inc. Class A common stock repurchases for the three months ended May 1, 2020 and May 3, 2019 exclude shares repurchased to settle employee tax withholding related to the vesting of VMware, Inc. stock awards of $154 million and $207 million, respectively.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 15 — EARNINGS PER SHARE

Basic earnings per share is based on the weighted-average effect of all common shares issued and outstanding and is calculated by dividing net income by the weighted-average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive instruments. The Company excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is antidilutive.

The Class A Common Stock, the Class B Common Stock, the Class C Common Stock, and the Class D Common Stock are collectively referred to as Dell Technologies Common Stock.

For purposes of calculating earnings per share, the Company uses the two-class method. As all classes of Dell Technologies Common Stock share the same rights in dividends, basic and diluted earnings per share are the same for each class of Dell Technologies Common Stock.

The following table presents the basic and diluted earnings per share for the periods indicated:

	Three Months Ended
	May 1, 2020	May 3, 2019
Earnings per share attributable to Dell Technologies Inc.
Dell Technologies Common Stock — Basic	$0.19	$0.41
Dell Technologies Common Stock — Diluted	$0.19	$0.38

The following table presents the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended
	May 1, 2020	May 3, 2019
	(in millions)
Numerator: Dell Technologies Common Stock
Net income attributable to Dell Technologies — basic	$143	$293
Incremental dilution from VMware, Inc. attributable to Dell Technologies (a)	(2)	(8)
Net income attributable to Dell Technologies — diluted	$141	$285

Denominator: Dell Technologies Common Stock weighted-average shares outstanding
Weighted-average shares outstanding — basic	740	717
Dilutive effect of options, restricted stock units, restricted stock, and other	15	34
Weighted-average shares outstanding — diluted	755	751
Weighted-average shares outstanding — antidilutive	8	6
____________________

(a)
The incremental dilution from VMware, Inc. represents the impact of VMware, Inc.’s dilutive securities on diluted earnings per share of Dell Technologies Common Stock, and is calculated by multiplying the difference between VMware, Inc.’s basic and diluted earnings per share by the number of shares of VMware, Inc. common stock held by the Company. For the three months ended May 3, 2019, the incremental dilution from VMware, Inc. was calculated by the Company without regard to VMware Inc.’s required retrospective adjustments for the Pivotal acquisition in its stand-alone financial statements, and there was no incremental dilution from Pivotal due to its net loss position. For both periods presented, there was no incremental dilution from Secureworks due to its net loss position.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 16 — REDEEMABLE SHARES

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

•
For stock appreciation rights, restricted stock units (“RSUs”), or restricted stock awards (“RSAs”), any of which stock award types are subject to service requirements, the fair value of the share is multiplied by the portion of the share for which services have been rendered.

•
For share-based arrangements that are subject to the occurrence of a contingent event, those amounts are reclassified to temporary equity based on a probability assessment performed by the Company on a periodic basis. Contingent events include the achievement of performance-based metrics.

In connection with the Class V transaction described in Note 1 of the Notes to the Condensed Consolidated Financial Statements, the put feature provisions were amended to provide that the put feature applicable to transfers of Dell Technologies securities will terminate upon the earlier of two years after the expiration on June 27, 2019 of the post-transaction lock-up or consummation of any underwritten public offering of shares of Class C Common Stock.

The following table presents the amount of redeemable shares classified as temporary equity and summarizes the award type as of the dates indicated:

	May 1, 2020	January 31, 2020
	(in millions)
Redeemable shares classified as temporary equity	$441	$629

Issued and outstanding unrestricted common shares	2	2
Restricted stock units	—	1
Restricted stock awards	—	—
Outstanding stock options	14	15

The decrease in the value of redeemable shares during the three months ended May 1, 2020 was primarily attributable to a decrease in Class C Common Stock fair value and a reduction in the number of shares eligible for put rights.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 17 — SEGMENT INFORMATION

The Company has three reportable segments that are based on the following business units: Infrastructure Solutions Group (“ISG”); Client Solutions Group (“CSG”); and VMware.

On December 30, 2019, VMware, Inc. completed its acquisition of Pivotal. Due to the Company’s ownership of a controlling interest in Pivotal, the Company and VMware, Inc. accounted for the Pivotal acquisition as a transaction between entities under common control, and consequently the transaction had no net effect to the Company’s consolidated financial statements. Pivotal now operates as a wholly-owned subsidiary of VMware, Inc. and Dell Technologies reports Pivotal results within the VMware reportable segment. Previously, Pivotal results were reported within Other businesses. Prior period results have been recast to conform with the current period presentation.

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

The reportable segments disclosed herein are based on information reviewed by the Company’s management to evaluate the business segment results. The Company’s measure of segment revenue and segment operating income for management reporting purposes excludes the impact of Other businesses, unallocated corporate transactions, the impact of purchase accounting, amortization of intangible assets, transaction-related expenses, stock-based compensation expense, and other corporate expenses, as applicable. The Company does not allocate assets to the above reportable segments for internal reporting purposes.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents a reconciliation of net revenue by the Company’s reportable segments to the Company’s consolidated net revenue as well as a reconciliation of consolidated segment operating income to the Company’s consolidated operating income (loss) for the periods indicated:

	Three Months Ended
	May 1, 2020	May 3, 2019
	(in millions)
Consolidated net revenue:
Infrastructure Solutions Group	$7,569	$8,202
Client Solutions Group	11,104	10,910
VMware	2,755	2,457
Reportable segment net revenue	21,428	21,569
Other businesses (a)	517	421
Impact of purchase accounting (c)	(48)	(82)
Total consolidated net revenue	$21,897	$21,908

Consolidated operating income:
Infrastructure Solutions Group	$732	$843
Client Solutions Group	592	793
VMware	773	595
Reportable segment operating income	2,097	2,231
Other businesses (a)	65	(34)
Unallocated transactions (b)	(1)	(1)
Impact of purchase accounting (c)	(63)	(101)
Amortization of intangibles	(855)	(1,217)
Transaction-related expenses (d)	(76)	(42)
Stock-based compensation expense (e)	(370)	(263)
Other corporate expenses (f)	(95)	(23)
Total consolidated operating income	$702	$550
____________________

(a)
Secureworks, RSA Security, Virtustream, and Boomi constitute “Other businesses” and do not meet the requirements for a reportable segment, either individually or collectively. The results of Other businesses are not material to the Company’s overall results.

(b)	Unallocated transactions includes other corporate items that are not allocated to Dell Technologies’ reportable segments.

(c)	Impact of purchase accounting includes non-cash purchase accounting adjustments that are primarily related to the EMC merger transaction.

(d)	Transaction-related expenses includes acquisition, integration, and divestiture related costs.

(e)	Stock-based compensation expense consists of equity awards granted based on the estimated fair value of those awards at grant date.

(f)	Other corporate expenses includes severance, facility action, and other costs.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents the disaggregation of net revenue by reportable segment, and by major product categories within the segments for the periods indicated:

	Three Months Ended
	May 1, 2020	May 3, 2019
	(in millions)
Net revenue:
Infrastructure Solutions Group:
Servers and networking	$3,758	$4,180
Storage	3,811	4,022
Total ISG net revenue	7,569	8,202
Client Solutions Group:
Commercial	8,634	8,307
Consumer	2,470	2,603
Total CSG net revenue	11,104	10,910
VMware:
Total VMware net revenue	2,755	2,457
Total segment net revenue	$21,428	$21,569

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 18 — SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION

The following table presents additional information on selected accounts included in the Condensed Consolidated Statements of Financial Position as of the dates indicated:

	May 1, 2020	January 31, 2020
	(in millions)
Cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$12,229	$9,302
Restricted cash - other current assets (a)	669	730
Restricted cash - other non-current assets (a)	100	119
Total cash, cash equivalents, and restricted cash	$12,998	$10,151
Inventories, net:
Production materials	$1,982	$1,590
Work-in-process	563	563
Finished goods	1,071	1,128
Total inventories, net	$3,616	$3,281
Other non-current assets:
Deferred and other tax assets	$6,043	$5,960
Operating lease ROU assets	1,745	1,780
Deferred Commissions	986	998
Other	1,672	1,690
Total other non-current assets	$10,446	$10,428
Other non-current liabilities:
Deferred and other tax liabilities	$2,874	$3,110
Operating lease liabilities	1,350	1,360
Warranty liability	143	155
Other	973	758
Total other non-current liabilities	$5,340	$5,383
____________________

(a)	Restricted cash primarily includes cash required to be held in escrow pursuant to DFS securitization arrangements and VMware, Inc. restricted cash.

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Trade Receivables — Allowance for Expected Credit Losses

Allowance for expected credit losses of trade receivables as of May 1, 2020 includes the impact of adoption of the new CECL standard, which was adopted as of February 1, 2020 using the modified retrospective method. The provision recognized on the Condensed Consolidated Statements of Income (Loss) during the three months ended May 1, 2020 is based on an assessment of the impact of current and expected future conditions, inclusive of the effect of the COVID-19 pandemic on credit losses. The duration and severity of COVID-19 and continued market volatility is highly uncertain and, as such, the impact on expected credit losses is subject to significant judgment and may cause variability in the Company’s allowance for credit losses in future periods.

The following table presents the changes in Company’s allowance for expected credit losses for the period indicated:

Three Months Ended
May 1, 2020
(in millions)
Trade Receivables - Allowance for expected credit losses:
Balance at beginning of period	$94
Adjustment for adoption of the new CECL standard (Note 1)	27
Provision charged to income statement	36
Bad debt write-offs	(13)
Balance at end of period	$144

Warranty Liability

The following table presents changes in the Company’s liability for standard limited warranties for the periods indicated:

	Three Months Ended
	May 1, 2020	May 3, 2019
	(in millions)
Warranty liability:
Warranty liability at beginning of period	$496	$524
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties (a) (b)	148	203
Service obligations honored	(168)	(227)
Warranty liability at end of period	$476	$500
Current portion	$333	$338
Non-current portion	$143	$162
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

DELL TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 19 — SUBSEQUENT EVENTS

On May 11, 2020, VMware, Inc. repaid $1.25 billion principal amount of its 2.30% Notes due August 2020.

The Company entered into a new revolving credit facility for China (the “China Revolving Credit Facility”) effective May 25, 2020. The new terms provide for collateralized and non-collateralized principal amounts not to exceed $1.0 billion Chinese renminbi and $1.8 billion Chinese renminbi, respectively, or equivalent amounts in U.S. dollars. Outstanding borrowings under the collateralized portion of the China Revolving Credit Facility bear interest at the loan prime rate (LPR) less 0.2%, for borrowings denominated in Chinese renminbi, or LIBOR plus 1.0%, for borrowings denominated in U.S. dollars, and outstanding borrowings under the non-collateralized portion bear interest at LPR less 0.2%, for borrowings denominated in Chinese renminbi, or LIBOR plus 1.4%, for borrowings denominated in U.S. dollars. The new facility expires on August 30, 2020.

Other than the matters identified above, there were no known events occurring after May 1, 2020 and up until the date of the issuance of this report that would materially affect the information presented herein.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes included in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2020 and the unaudited Condensed Consolidated Financial Statements included in this report. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs, and that are subject to numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied in any forward-looking statements.

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

Our fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. We refer to our fiscal year ending January 29, 2021 and our fiscal year ended January 31, 2020 as “Fiscal 2021” and “Fiscal 2020,” respectively. Fiscal 2021 and Fiscal 2020 include 52 weeks.

INTRODUCTION

Dell Technologies is a leading global end-to-end technology provider, with a comprehensive portfolio of IT hardware, software, and services solutions spanning both traditional infrastructure and emerging multi-cloud technologies that enable our customers to build their digital future and transform how they work and live. We operate globally across key functional areas such as technology and product development, marketing, go-to-market, and global services, and are supported by Dell Financial Services. We continue to seamlessly deliver differentiated and holistic IT solutions to our customers, which has driven significant revenue growth and share gains.

Dell Technologies operates with significant scale and an unmatched breadth of complementary offerings. Digital transformation has become essential to all businesses, and we have expanded our portfolio to include holistic solutions that enable our customers to drive their ongoing digital transformation initiatives. Dell Technologies’ integrated solutions help customers modernize their IT infrastructure, address workforce transformation, and provide critical security solutions to protect against the ever increasing and evolving security threats. With our extensive portfolio and our commitment to innovation, we have the ability to offer secure, integrated solutions that extend from the edge to the core to the cloud, and we are at the forefront of the software-defined and cloud native infrastructure era. Our end-to-end portfolio is supported by a differentiated go-to-market engine, which includes a 43,000-person sales force, a global network of channel partners, and a world-class supply chain that together drive long-term growth and operating efficiencies.

Products and Services

We design, develop, manufacture, market, sell, and support a wide range of comprehensive and integrated solutions, products, and services. We are organized into the following business units, which are our reportable segments: Infrastructure Solutions Group; Client Solutions Group; and VMware.

•
Infrastructure Solutions Group (“ISG”) — ISG enables the digital transformation of our customers through our trusted multi-cloud and big data solutions, which are built upon a modern data center infrastructure. ISG works with customers in the area of hybrid cloud deployment with the goal of simplifying, streamlining, and automating cloud operations. ISG solutions are built for multicloud environments and are optimized to run cloud native workloads in both public and private clouds, as well as traditional on-premise workloads.

Our comprehensive portfolio of advanced storage solutions includes traditional storage solutions as well as next-generation storage solutions (such as all-flash arrays, scale-out file, object platforms, and software-defined solutions). We have simplified our storage portfolio to ensure that we deliver the technology needed for our customers’ digital transformation. Our server portfolio includes high-performance rack, blade, tower, and hyperscale servers, optimized for artificial intelligence and machine learning workloads. Our networking portfolio helps our business customers transform and modernize their infrastructure, mobilize and enrich end-user experiences, and accelerate business applications and processes. Our strengths in server, storage, and virtualization software solutions enable us to offer leading converged and hyper-converged solutions, allowing our customers to accelerate their IT transformation by acquiring scalable integrated IT solutions instead of building and assembling their own IT platforms. ISG also offers attached software, peripherals, and services, including support and deployment, configuration, and extended warranty services.

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

Dell Technologies now reports Pivotal results within the VMware reportable segment, and the historical segment results have been recast to reflect this change. Pivotal results were previously reported within other businesses. See Note 17 of the Notes to the Condensed Consolidated Financial Statements included in this report for the recast of segment results.

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

•
RSA Security provides essential cybersecurity solutions engineered to enable organizations to detect, investigate, and respond to advanced attacks, confirm and manage identities, and, ultimately, help reduce IP theft, fraud, and cybercrime. In February 2020, Dell Technologies announced its entry into a definitive agreement to sell RSA Security to a consortium of investors in an all-cash transaction for approximately $2.075 billion, subject to certain closing adjustments. The transaction, expected to close in the third quarter of Fiscal 2021, is intended to further simplify our product portfolio and corporate structure.

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

Our products and services offerings are continually evolving in response to industry dynamics. As a result, reclassifications of certain products and services solutions in major product categories may be required. For further discussion regarding our current reportable segments, see “Results of Operations — Business Unit Results” and Note 17 of the Notes to the Condensed Consolidated Financial Statements included in this report.

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

Strategic Investments and Acquisitions

As part of our strategy, we will continue to evaluate opportunities for strategic investments through our venture capital investment arm, Dell Technologies Capital, with a focus on emerging technology areas that are relevant to all segments of our business and that will complement our existing portfolio of solutions. Our investment areas include storage, software-defined networking, management and orchestration, security, machine learning and artificial intelligence, Big Data and analytics, cloud, Internet of Things (“IoT”), and software development operations. In addition to these investments, we also may make disciplined acquisitions targeting businesses that advance our strategic objectives. As of May 1, 2020 and January 31, 2020, Dell Technologies held strategic investments of $1.0 billion and $0.9 billion, respectively.

Business Trends and Challenges

COVID-19 Pandemic and Response — In March 2020, the World Health Organization (“WHO”) declared the outbreak of the coronavirus disease 2019 (“COVID-19”) a global pandemic. This declaration has been followed by significant governmental measures implemented in the United States and globally, including travel bans and restrictions, shelter-in-place orders, limitations and closures of non-essential businesses, and social distancing requirements in efforts to slow down and control the spread of the virus.

The health of our employees, customers, business partners, and communities remains our primary focus. We have taken numerous actions to date in response to COVID-19, including a swift implementation of our business continuity plans. Our crisis management team is actively engaged to respond to changes in our environment quickly and effectively, and to ensure that our preparedness plans and response activities are aligned with recommendations of the WHO, the U.S. Centers for Disease Control and Prevention and governmental regulations. We have implemented broad travel restrictions and moved to virtual-only events. Most of our employees were previously equipped with remote work capabilities over the past several years, thus we were able to quickly establish a work from home posture for the majority of our employees. Further, we implemented pandemic-specific protocols for our essential employees whose jobs require them to be on-site or with customers. Certain regions and municipalities within the United States and internationally are beginning to lift stay-at-home and quarantine mandates, and we are actively developing return-to-site protocols to ensure the health and safety of our employees, customers, and business partners.

We are working closely with our customers and business partners to support them as they expand their own remote work solutions and contingency plans, helping them access our products and services remotely. We have benefited from our agility, our breadth, and our scale. Notable actions we have taken include the following:

•	Our global sales teams embraced a new selling process and are successfully supporting our customers and partners remotely.

•	We are helping to address our customers’ cash flow requirements by expanding our as-a-service and financing offerings.

•
Our close relationships and ability to connect directly with our customers through our e-commerce business have enabled us to quickly meet the immediate demands of the new work and learn from home environments.

•
The strength, scale, and resiliency of our global supply chain have afforded us flexibility to manage through this challenging time. We adapted to events unfolding real-time by applying predictive analytics to model a variety of outcomes to respond quickly to the changing environment.  We were able to keep factories open by working through various local governmental regulations and mandates. During this time, we established robust safety measures to protect the health and safety of our essential team members.

•
We continue to drive innovation and excellence in engineering with a largely remote workforce. Engineers and product teams recently delivered several critical solutions, including cloud updates, and key client product refreshes, as well as the May 2020 launch of the PowerStore midrange storage solution.

During the first quarter of Fiscal 2021, we also took certain precautionary measures to increase our cash position and preserve financial flexibility. For additional information regarding our cash position, liquidity and capital structure, see “Market Conditions, Liquidity and Capital Commitments.”

We saw unique demand dynamics over the course of the quarter and see an uncertain environment as we look ahead. We made a series of prudent decisions to manage expenses and preserve liquidity including but not limited to global hiring limitations, reduction in consulting and contractor costs, global travel restrictions, and, subsequent to May 1, 2020, a temporary suspension of the Dell 401(k) match program for U.S. employees. All of these decisions are aligned with our strategy, which remains unchanged, of focusing on gaining share, integrating and innovating across the Dell Technologies portfolio, and strengthening our capital structure.

For additional information about impacts of COVID-19 on our operations, see “Results of Operations—Consolidated Results” and “—Business Unit Results.”

We are unable to accurately predict the full impact that this unprecedented environment may have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties involved, including the progression of the COVID-19 pandemic, governmental responses, and the timing of recovery. We will continue to actively monitor global events and make prudent decisions to navigate in this uncertain and ever-changing environment. We believe we are well-positioned for long-term success, and that we will continue to lead the industry with innovative solutions and the essential technology that the world needs now more than ever.

Dell Technologies Vision and Innovation — Our vision is to be the essential technology company for the data era and a leader in end-user computing, software-defined data center solutions, data management, virtualization, IoT, and cloud software. We believe that our results will benefit from an integrated go-to-market strategy, including enhanced coordination across all segments of our business, and from our differentiated products and solutions capabilities. We intend to continue to execute on our business model and seek to balance liquidity, profitability, and growth to position our company for long-term success.

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

ISG — We expect that ISG will continue to be impacted by the changing nature of the IT infrastructure market and competitive environment. The overall server demand environment was down for the quarter and remains varied among international regions. We will continue to be selective in determining whether to pursue certain large hyperscale and other server transactions as we drive for balanced growth and profitability. With our scale and strong solutions portfolio, we believe we are well positioned to respond to ongoing competitive dynamics. We continue to focus on customer base expansion and lifetime value of customer measurements.

Cloud-native applications are expected to continue as a primary growth driver in the infrastructure market as IT organizations increasingly adopt cloud native architectures. We believe the complementary cloud solutions across our business strongly position us to meet these demands for our customers, who are increasingly looking to leverage cloud native architectures, whether on-premises, private or public.

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

CSG — Our CSG offerings are an important element of our strategy, generating strong cash flow and opportunities for cross-selling of complementary solutions. Given current market trends, we expect that the CSG demand environment will continue to be cyclical. Although CSG demand was robust for portions of the first quarter of Fiscal 2021, industry analysts are forecasting overall demand for our CSG solutions will decelerate in Fiscal 2021 given the current macro-economic environment, including the effects of COVID-19. Competitive dynamics will continue to be a factor in our CSG business as we seek to balance profitability and growth. We are committed to a long-term growth strategy, and beyond Fiscal 2021 we believe the CSG demand environment will strengthen due to continued innovation across our solutions portfolio and the ongoing need for work from home solutions, as well as the consolidation trends that are occurring in the markets in which we compete.

Recurring Revenue and Consumption Models — Our customers are interested in new and innovative models that address how they consume our solutions. We offer options including as-a-service, utility, leases, and immediate pay models, all designed to match customers’ consumption and financing preferences. Our multi-year agreements typically result in recurring revenue streams over the term of the arrangement. We expect our flexible consumption models will further strengthen our customer relationships and provide a foundation for growth in recurring revenue.

Supply Chain — During Fiscal 2020, we recognized benefits to our ISG and CSG operating results from significant component cost declines. During the first quarter of Fiscal 2021, the cost environment continued to be deflationary in the aggregate for both ISG and CSG, but at a lower rate than in Fiscal 2020. We currently expect the component cost environment to be inflationary during the second quarter of Fiscal 2021 and to continue to be inflationary for the second half of Fiscal 2021. This may result in consolidated operating results for Fiscal 2021 that trend more toward Fiscal 2019 levels. The component cost trends and forecasts are dependent on the strength or weakness of actual end user demand and supply dynamics, which will continue to evolve and ultimately impact the translation of the cost environment to pricing and operating results.

Dell Technologies maintains limited-source supplier relationships for processors, because the relationships are advantageous in the areas of performance, quality, support, delivery, capacity, and price considerations. In recent periods, we have been impacted by processor and other supply constraints in certain product offerings. Delays in the supply of limited-source components, including as a result of COVID-19, are affecting the timing of shipments of certain products in desired quantities or configurations.

Macro-Economic Risks and Uncertainties — The impacts of trade protection measures, including increases in tariffs and trade barriers, and changes in government policies and international trade arrangements may affect our ability to conduct business in some non-U.S. markets. We monitor and seek to mitigate these risks with adjustments to our manufacturing, supply chain and distribution networks.

We manage our business on a U.S. dollar basis. However, we have a large global presence, generating approximately half of our revenue by sales to customers outside of the United States during both the first quarter of Fiscal 2021 and Fiscal 2020. As a result, our revenue can be impacted by fluctuations in foreign currency exchange rates. We utilize a comprehensive hedging strategy intended to mitigate the impact of foreign currency volatility over time, and we adjust pricing when possible to further minimize foreign currency impacts.

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

Revenue Reclassification — During Fiscal 2020, Dell Technologies made certain reclassifications of net revenue between the products and services categories on the Consolidated Statement of Net Income (Loss), which impacted previously reported amounts for the first quarter of Fiscal 2020. The reclassifications were made to provide a more meaningful representation of the nature of certain service and software-as-a-service offerings of VMware, Inc. The reclassifications resulted in an increase to services revenue and an equal and offsetting decrease to product revenue of $179 million for the first quarter of Fiscal 2020. Total net revenue as previously reported remains unchanged. The Company did not recast cost of goods sold for the related revenue reclassifications due to immateriality.

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

•
Transaction-related Expenses — Transaction-related expenses typically consist of acquisition, integration, and divestiture related costs and are expensed as incurred. These expenses primarily represent costs for legal, banking, consulting, and advisory services.  During both the first quarter of Fiscal 2021 and Fiscal 2020, transaction expenses related to VMware, Inc. acquisitions. From time to time, this category also may include transaction-related gains on divestitures of businesses or asset sales. During the first quarter of Fiscal 2021, we recognized a gain of $120 million on the sale of certain intellectual property assets. We exclude these items for purposes of calculating the non-GAAP financial measures presented below to facilitate a more meaningful evaluation of our current operating performance and comparisons to our past operating performance.

•
Stock-based Compensation Expense — Stock-based compensation expense consists of equity awards granted based on the estimated fair value of those awards at grant date. We estimate the fair value of service-based stock options using the Black-Scholes valuation model. To estimate the fair value of performance-based awards containing a market condition, we use the Monte Carlo valuation model. For all other share-based awards, the fair value is based on the closing price of the Class C Common Stock as reported on the NYSE on the date of grant. Although stock-based compensation is an important aspect of the compensation of our employees and executives, the fair value of the stock-based awards may bear little resemblance to the actual value realized upon the vesting or future exercise of the related stock-based awards. We believe that excluding stock-based compensation expense for purposes of calculating the non-GAAP financial measures presented below facilitates a more meaningful evaluation of our current operating performance and comparisons to our past operating performance.

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

•
Aggregate Adjustment for Income Taxes — The aggregate adjustment for income taxes is the estimated combined income tax effect for the adjustments described above, as well as an adjustment for discrete tax items. Due to the variability in recognition of discrete tax items from period to period, we believe that excluding these benefits or charges for purposes of calculating non-GAAP net income facilitates a more meaningful evaluation of our current operating performance and comparisons to our past operating performance. The tax effects are determined based on the tax jurisdictions where the above items were incurred. This category includes discrete tax benefits of $59 million and $405 million related to intra-entity asset transfers that were completed during the first quarter of Fiscal 2021 and Fiscal 2020, respectively. See Note 11 of the Notes to the Condensed Consolidated Financial Statements for additional information on our income taxes.

The table below presents a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP measure for the periods indicated:

	Three Months Ended
	May 1, 2020	% Change	May 3, 2019
	(in millions, except percentages)
Product net revenue	$16,038	(3)%	$16,575
Non-GAAP adjustments:
Impact of purchase accounting	4		4
Non-GAAP product net revenue	$16,042	(3)%	$16,579

Services net revenue	$5,859	10%	$5,333
Non-GAAP adjustments:
Impact of purchase accounting	44		78
Non-GAAP services net revenue	$5,903	9%	$5,411

Net revenue	$21,897	—%	$21,908
Non-GAAP adjustments:
Impact of purchase accounting	48		82
Non-GAAP net revenue	$21,945	—%	$21,990

Product gross margin	$3,234	(7)%	$3,496
Non-GAAP adjustments:
Amortization of intangibles	372		519
Impact of purchase accounting	7		6
Transaction-related expenses	—		(2)
Stock-based compensation expense	4		2
Other corporate expenses	2		4
Non-GAAP product gross margin	$3,619	(10)%	$4,025

Services gross margin	$3,619	10%	$3,301
Non-GAAP adjustments:
Impact of purchase accounting	44		78
Transaction-related expenses	—		(3)
Stock-based compensation expense	36		24
Other corporate expenses	7		9
Non-GAAP services gross margin	$3,706	9%	$3,409

	Three Months Ended
	May 1, 2020	% Change	May 3, 2019
	(in millions, except percentages)
Gross margin	$6,853	1%	$6,797
Non-GAAP adjustments:
Amortization of intangibles	372		519
Impact of purchase accounting	51		84
Transaction-related expenses	—		(5)
Stock-based compensation expense	40		26
Other corporate expenses	9		13
Non-GAAP gross margin	$7,325	(1)%	$7,434

Operating expenses	$6,151	(2)%	$6,247
Non-GAAP adjustments:
Amortization of intangibles	(483)		(698)
Impact of purchase accounting	(12)		(17)
Transaction-related expenses	(76)		(47)
Stock-based compensation expense	(330)		(237)
Other corporate expenses	(86)		(10)
Non-GAAP operating expenses	$5,164	(1)%	$5,238

Operating income	$702	28%	$550
Non-GAAP adjustments:
Amortization of intangibles	855		1,217
Impact of purchase accounting	63		101
Transaction-related expenses	76		42
Stock-based compensation expense	370		263
Other corporate expenses	95		23
Non-GAAP operating income	$2,161	(2)%	$2,196

Net income	$182	(45)%	$329
Non-GAAP adjustments:
Amortization of intangibles	855		1,217
Impact of purchase accounting	63		101
Transaction-related (income) expenses	(44)		42
Stock-based compensation expense	370		263
Other corporate expenses	95		23
Fair value adjustments on equity investments	(94)		(62)
Aggregate adjustment for income taxes	(284)		(704)
Non-GAAP net income	$1,143	(5)%	$1,209

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

The table below presents a reconciliation of EBITDA and adjusted EBITDA to net income for the periods indicated:

	Three Months Ended
	May 1, 2020	% Change	May 3, 2019
	(in millions, except percentages)
Net income	$182	(45)%	$329
Adjustments:
Interest and other, net (a)	566		693
Income tax benefit (b)	(46)		(472)
Depreciation and amortization	1,316		1,616
EBITDA	$2,018	(7)%	$2,166

EBITDA	$2,018	(7)%	$2,166
Adjustments:
Stock-based compensation expense	370		263
Impact of purchase accounting (c)	48		83
Transaction-related expenses (d)	76		42
Other corporate expenses (e)	95		19
Adjusted EBITDA	$2,607	1%	$2,573
____________________

(a)	See “Results of Operations — Interest and Other, Net” for more information on the components of interest and other, net.

(b)
See Note 11 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information on discrete tax items recorded during the first quarter of Fiscal 2021 and Fiscal 2020.

(c)	This amount includes the non-cash purchase accounting adjustments related to the EMC merger transaction and the going-private transaction.

(d)	Transaction-related expenses consist of acquisition, integration, and divestiture related costs.

(e)	Other corporate expenses includes severance, facility action, and other costs.

RESULTS OF OPERATIONS

Consolidated Results

The following table summarizes our consolidated results for each of the periods presented. Unless otherwise indicated, all changes identified for the current period results represent comparisons to results for the prior corresponding fiscal period.

	Three Months Ended
	May 1, 2020			May 3, 2019
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue
	(in millions, except percentages)
Net revenue:
Products (a)	$16,038	73.2%	(3)%	$16,575	75.7%
Services (a)	5,859	26.8%	10%	5,333	24.3%
Total net revenue	$21,897	100.0%	—%	$21,908	100.0%
Gross margin:
Products (b)	$3,234	20.2%	(7)%	$3,496	21.1%
Services (c)	3,619	61.8%	10%	3,301	61.9%
Total gross margin	$6,853	31.3%	1%	$6,797	31.0%
Operating expenses	$6,151	28.1%	(2)%	$6,247	28.5%
Operating income	$702	3.2%	28%	$550	2.5%
Net income	$182	0.8%	(45)%	$329	1.5%
Net income attributable to Dell Technologies Inc.	$143	0.7%	(51)%	$293	1.3%

Non-GAAP Financial Information
Non-GAAP net revenue:
Product	$16,042	73.1%	(3)%	$16,579	75.4%
Services	5,903	26.9%	9%	5,411	24.6%
Total non-GAAP net revenue	$21,945	100.0%	—%	$21,990	100.0%
Non-GAAP gross margin:
Product (a)	$3,619	22.6%	(10)%	$4,025	24.3%
Services (b)	3,706	62.8%	9%	3,409	63.0%
Total non-GAAP gross margin	$7,325	33.4%	(1)%	$7,434	33.8%
Non-GAAP operating expenses	$5,164	23.6%	(1)%	$5,238	23.8%
Non-GAAP operating income	$2,161	9.8%	(2)%	$2,196	10.0%
Non-GAAP net income	$1,143	5.2%	(5)%	$1,209	5.5%
EBITDA	$2,018	9.2%	(7)%	$2,166	9.8%
Adjusted EBITDA	$2,607	11.9%	1%	$2,573	11.7%
____________________

(a)
During Fiscal 2020, Dell Technologies made certain reclassifications of net revenue between the products and services categories on the Consolidated Statement of Net Income (Loss), which impacted previously reported amounts for the first quarter of Fiscal 2020. The Company did not recast cost of goods sold for the related revenue reclassifications due to immateriality. The reclassifications resulted in an increase to services revenue and an equal and offsetting decrease to product revenue of $179 million for the first quarter of Fiscal 2020. Total net revenue as previously reported remains unchanged.

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

Overview

During the first quarter of Fiscal 2021, both our net revenue and non-GAAP net revenue remained flat, as we benefited from the strength of our broad technology solutions portfolio, which helped us navigate market volatility and competitive pressures, particularly due to the COVID-19 environment. CSG and VMware net revenue increased, offset by a decline in ISG net revenue. The increase in CSG net revenue was primarily driven by increased demand for work and learn from home solutions, particularly commercial notebooks. VMware net revenue increased due to broad-based strength across the portfolio, including growth in software license revenue, new contracts and renewals of VMware enterprise agreements, maintenance contracts sold in previous periods, and additional maintenance contracts sold in conjunction with new software license sales. ISG net revenue decreased primarily due to a weaker demand environment as customers shifted to investments in remote work solutions as part of business continuity plans. Although we are in the midst of unprecedented uncertainty as a result of the ongoing COVID-19 pandemic, we believe we are well-positioned for long-term profitable growth while also maintaining the ability to adjust as needed to changing market conditions with complementary solutions across all segments of our business, an agile workforce, and the strength of our global supply chain.

During the first quarter of Fiscal 2021, our operating income increased 28% to $702 million due to an increase in operating income for VMware and a decrease in amortization of intangible assets. These benefits were partially offset by a decrease in operating income for CSG and ISG and an increase in stock-based compensation expense.

Amortization of intangible assets and stock-based compensation expense that impacted our operating income totaled $1.2 billion and $1.5 billion for the first quarter of Fiscal 2021 and Fiscal 2020, respectively. Excluding these costs, the impact of purchase accounting, transaction-related expenses, and other corporate expenses, our non-GAAP operating income was $2.2 billion during both the first quarter of Fiscal 2021 and Fiscal 2020. Our non-GAAP operating income decreased 2 percent for the first quarter of Fiscal 2021 due to decreases in operating income for ISG and CSG, which were partially offset by increases in operating income for VMware and other businesses.

Cash used in operating activities was $0.8 billion for the first quarter of Fiscal 2021 compared to cash provided by operating activities of $0.7 billion for the first quarter of Fiscal 2020. The decrease in operating cash flows during the first quarter of Fiscal 2021 was attributable to unfavorable working capital impacts related to the COVID-19 pandemic on timing of collections and higher inventory, most of which we expect to normalize by fiscal year-end. See “Market Conditions, Liquidity, and Capital Commitments” for further information on our cash flow metrics.

Net Revenue

During the first quarter of Fiscal 2021, our net revenue and non-GAAP net revenue remained flat, primarily due to increases in net revenue in CSG and VMware, which were offset by a decline in ISG net revenue. See “Business Unit Results” for further information.

•
Product Net Revenue — Product net revenue includes revenue from the sale of hardware products and software licenses. During the first quarter of Fiscal 2021, product net revenue and non-GAAP product net revenue both decreased 3% primarily due to a decrease in product net revenue for ISG.

•
Services Net Revenue — Services net revenue includes revenue from our services offerings and support services related to hardware products and software licenses. During the first quarter of Fiscal 2021, services net revenue and non-GAAP services net revenue increased 10% and 9%, respectively. These increases were primarily attributable to an increase in services revenue for hardware support and deployment and software maintenance due to growth in CSG and VMware. A substantial portion of services net revenue is derived from offerings that have been deferred over a period of time, and, as a result, reported services net revenue growth rates will be different than reported product net revenue growth rates.

From a geographical perspective, net revenue generated by sales to customers in the Americas increased during the first quarter of Fiscal 2021 due to strong performance in CSG and VMware. In EMEA, net revenue from sales to customers increased during the first quarter of Fiscal 2021 due to demand for CSG solutions. Net revenue from sales to customers in APJ decreased during the first quarter of Fiscal 2021, primarily as the result of a weaker demand environment for CSG and ISG servers and networking, particularly in China.

Gross Margin

During the first quarter of Fiscal 2021, our gross margin increased 1% to $6.9 billion, and our gross margin percentage increased 30 basis points to 31.3%. The increases in our gross margin and gross margin percentage during the first quarter of Fiscal 2021 were primarily driven by a favorable impact of gross margin increases for VMware and our other businesses, and a decrease in amortization of intangible assets and purchase accounting adjustments. These impacts were largely offset by decreases in gross margins for ISG and CSG.

Our gross margin for the first quarter of Fiscal 2021 and Fiscal 2020 included the impact of amortization of intangibles and purchase accounting adjustments of $0.4 billion and $0.6 billion, respectively. Excluding these costs, transaction-related expenses, stock-based compensation expense, and other corporate expenses, non-GAAP gross margin decreased 1% to $7.3 billion, and non-GAAP gross margin percentage decreased 40 basis points to 33.4%. The decreases in our non-GAAP gross margin and non-GAAP gross margin percentage were attributable to component costs that were deflationary in the aggregate for ISG and CSG (although to a lesser extent than in the first quarter of Fiscal 2020), increased supply chain costs to expedite product delivery for CSG sales in the COVID-19 environment, and a shift in product mix due to strong CSG performance. These negative impacts were partially offset by increases in gross margin and gross margin percentage for VMware and other businesses.

•
Products — During the first quarter of Fiscal 2021, product gross margin decreased 7% to $3.2 billion, and product gross margin percentage decreased 90 basis points to 20.2%. The decreases in product gross margin and product gross margin percentage were primarily driven by component costs that were deflationary in the aggregate for ISG and CSG (although to a lesser extent than in the first quarter of Fiscal 2020) and increased supply chain costs to expedite product delivery for CSG sales. These unfavorable impacts were partially offset by a decrease in amortization of intangibles. During the first quarter of Fiscal 2021, non-GAAP product gross margin decreased 10% to $3.6 billion, and non-GAAP product gross margin percentage decreased 170 basis points to 22.6% due to the same ISG and CSG dynamics discussed above.

•
Services — During the first quarter of Fiscal 2021, services gross margin increased 10% to $3.6 billion, and services gross margin percentage decreased 10 basis points to 61.8%. Services gross margin increased due to growth in VMware software maintenance and a decrease in purchase accounting adjustments. Excluding purchase accounting adjustments, transaction-related expenses, stock-based compensation expense, and other corporate expenses, non-GAAP services gross margin increased 9% to $3.7 billion primarily due to growth in VMware software maintenance. Non-GAAP services gross margin percentage decreased 20 basis points to 62.8% due to a decline in ISG services gross margin percentage, which was partially offset by an increase in VMware services gross margin percentage.

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

The terms and conditions of our vendor rebate programs are largely based on product volumes and are generally negotiated either at the beginning of the annual or quarterly period, depending on the program. The timing and amount of vendor rebates and other discounts we receive under the programs may vary from period to period, reflecting changes in the competitive environment. We monitor our component costs and seek to address the effects of any changes to terms that might arise under our vendor rebate programs. Our gross margins for the first quarter of Fiscal 2021 and Fiscal 2020 were not materially affected by any changes to the terms of our vendor rebate programs, as the amounts we received under these programs were generally stable relative to our total net cost. We are not aware of any significant changes to vendor pricing or rebate programs that may impact our results in the near term.

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

Operating Expenses

The following table presents information regarding our operating expenses for the periods indicated:

	Three Months Ended
	May 1, 2020			May 3, 2019
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue
	(in millions, except percentages)
Operating expenses:
Selling, general, and administrative	$4,886	22.3%	(4)%	$5,071	23.1%
Research and development	1,265	5.8%	8%	1,176	5.4%
Total operating expenses	$6,151	28.1%	(2)%	$6,247	28.5%

Other Financial Information
Non-GAAP operating expenses	$5,164	23.6%	(1)%	$5,238	23.8%

During the first quarter of Fiscal 2021, total operating expenses decreased 2% primarily due to a decrease in selling general and administrative expenses, offset partially by an increase in research and development expenses. Our operating expenses include amortization of intangible assets, the impact of purchase accounting, transaction-related expenses, stock-based compensation expense, and other corporate expenses. In aggregate, these items totaled $1.0 billion for both the first quarter of Fiscal 2021 and Fiscal 2020. Excluding these costs, total non-GAAP operating expenses decreased 1% for the first quarter of Fiscal 2021.

•
Selling, General, and Administrative — Selling, general, and administrative (“SG&A”) expenses decreased 4% during the first quarter of Fiscal 2021 primarily due to measures taken in March 2020 as a result of the COVID-19 pandemic which included a global hiring freeze, reduction in consulting and contractor costs, and global travel restrictions, as well as a decrease in amortization of intangibles.

•
Research and Development — Research and development (“R&D”) expenses are primarily composed of personnel-related expenses related to product development. R&D expenses as a percentage of net revenue were approximately 5.8% and 5.4% for the first quarter of Fiscal 2021 and Fiscal 2020, respectively. R&D expenses as a percentage of net revenue increased during the first quarter of Fiscal 2021 primarily due to an increase in compensation-related expense, including stock-based compensation expense, driven by VMware. As our industry continues to change and as the needs of our customers evolve, we intend to support R&D initiatives to innovate and introduce new and enhanced solutions into the market.

We continue to make selective investments designed to enable growth, marketing, and R&D, while balancing our efforts to drive cost efficiencies in the business. We also expect to continue to make investments in support of our own digital transformation to modernize and streamline our IT operations.

Operating Income

During the first quarter of Fiscal 2021, our operating income increased 28% to $702 million. The increase in our operating income for the first quarter of Fiscal 2021 was primarily attributable to an increase in operating income for VMware and a decrease in amortization of intangible assets. These benefits were partially offset by a decrease in operating income for CSG and ISG and an increase in stock-based compensation expense.

Amortization of intangible assets and stock-based compensation expense that impacted our operating income totaled $1.2 billion and $1.5 billion for the first quarter of Fiscal 2021 and Fiscal 2020, respectively. Excluding these costs, the impact of purchase accounting, transaction-related expenses, and other corporate expenses, our non-GAAP operating income decreased 2% to $2.2 billion during the first quarter of Fiscal 2021. The decrease in our non-GAAP operating income for the first quarter of Fiscal 2021 was primarily due to decreases in operating income for ISG and CSG, which were partially offset by increases in operating income for VMware and other businesses.

Interest and Other, Net

The following table provides information regarding interest and other, net for the periods indicated:

	Three Months Ended
	May 1, 2020	May 3, 2019
	(in millions)
Interest and other, net:
Investment income, primarily interest	$24	$44
Gain on investments, net	94	62
Interest expense	(672)	(699)
Foreign exchange	(99)	(45)
Other	87	(55)
Total interest and other, net	$(566)	$(693)

During the first quarter of Fiscal 2021, the change in interest and other, net was favorable by $127 million, primarily due a gain of $120 million recognized from the sale of certain intellectual property assets.

Income and Other Taxes

For the first quarter of Fiscal 2021, our effective income tax rate was -33.8% on pre-tax income of $136 million. For the first quarter of Fiscal 2020, our effective income tax rate was 330.1% on pre-tax losses of $143 million. The change in our effective tax rate was primarily driven by discrete tax items and a change in our jurisdictional mix of income. Our effective tax rates include discrete tax benefits of $59 million and $405 million resulting from intra-entity asset transfers of certain of our intellectual property to Irish subsidiaries for the first quarter of Fiscal 2021 and Fiscal 2020, respectively. The tax benefit for each intra-entity asset transfer was recorded as a deferred tax asset in the period of transaction and represents the book and tax basis difference on the transferred assets measured based on the applicable Irish statutory tax rate. We applied significant judgment when determining the fair value of the intellectual property, which serves as the tax basis of the deferred tax asset, and in evaluating the associated tax laws in the applicable jurisdictions. The tax deductions for amortization of the assets will be recognized in the future, and any amortization not deducted for tax purposes will be carried forward indefinitely under Irish tax laws. We expect to be able to realize the deferred tax assets resulting from these intra-entity asset transfers.

Our effective income tax rate can fluctuate depending on the geographic distribution of our worldwide earnings, as our foreign earnings are generally taxed at lower rates than in the United States. The differences between our effective income tax rate and the U.S. federal statutory rate of 21% principally result from the geographical distribution of income, differences between the book and tax treatment of certain items, and the discrete tax items discussed above. In certain jurisdictions, our tax rate is significantly less than the applicable statutory rate as a result of tax holidays. The majority of our foreign income that is subject to these tax holidays and lower tax rates is attributable to Singapore, China, and Malaysia. A significant portion of these income tax benefits relates to a tax holiday that will be effective until January 31, 2029.  Our other tax holidays will expire in whole or in part during Fiscal 2022 through Fiscal 2030. Many of these tax holidays and reduced tax rates may be extended when certain conditions are met or may be terminated early if certain conditions are not met. As of May 1, 2020, we were not aware of any matters of non-compliance related to these tax holidays. The effective income tax rate for future quarters of Fiscal 2021 may be impacted by the actual mix of jurisdictions in which income is generated.

For further discussion regarding tax matters, including the status of income tax audits, see Note 11 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Net Income

During the first quarter of Fiscal 2021, net income decreased 45% to $182 million. The decrease in net income during the first quarter of Fiscal 2021 was primarily due lower discrete tax benefits, which were partially offset by an increase in operating income and a decrease in interest and other, net.

Net income for the first quarter of Fiscal 2021 and Fiscal 2020 included amortization of intangible assets, the impact of purchase accounting, transaction-related expenses, stock-based compensation expense, other corporate expenses, fair value adjustments on equity investments, and discrete tax items. Excluding these costs and the related tax impacts, non-GAAP net income decreased 5% to $1.1 billion. The decrease in non-GAAP net income during the first quarter of Fiscal 2021 was primarily attributable to a decrease in non-GAAP operating income and an increase in non-GAAP interest and other, net.

Non-controlling Interests

During the first quarter of Fiscal 2021, net income or loss attributable to non-controlling interests consisted of net income or loss attributable to our non-controlling interests in VMware, Inc. and Secureworks. During the first quarter of Fiscal 2020, net income or loss attributable to non-controlling interests consisted of net income or loss attributable to our non-controlling interests in VMware, Inc., Secureworks, and Pivotal. Pivotal was acquired by VMware on December 30, 2019 and, as a result, we no longer have a separate non-controlling interest in Pivotal.

During the first quarter of Fiscal 2021 and Fiscal 2020, net income attributable to non-controlling interests was $39 million and $36 million, respectively. The increase in net income attributable to non-controlling interests during the first quarter of Fiscal 2021 was attributable to an increase in net income attributable to our non-controlling interest in VMware, Inc. For more information about our non-controlling interests, see Note 13 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Net Income Attributable to Dell Technologies Inc.

Net income attributable to Dell Technologies Inc. represents net income and an adjustment for non-controlling interests. During the first quarter of Fiscal 2021 and Fiscal 2020, net income attributable to Dell Technologies Inc. was $143 million and $293 million, respectively. The decrease in net income attributable to Dell Technologies Inc. during the first quarter of Fiscal 2021 was primarily attributable to the decrease in net income for the period.

Business Unit Results

Our reportable segments are based on the following business units: ISG, CSG, and VMware. A description of our three business units is provided under “Introduction.” See Note 17 of the Notes to the Condensed Consolidated Financial Statements included in this report for a reconciliation of net revenue and operating income by reportable segment to consolidated net revenue and consolidated operating income, respectively.

Infrastructure Solutions Group

The following table presents net revenue and operating income attributable to ISG for the periods indicated:

	Three Months Ended
	May 1, 2020	% Change	May 3, 2019
	(in millions, except percentages)
Net revenue:
Servers and networking	$3,758	(10)%	$4,180
Storage	3,811	(5)%	4,022
Total ISG net revenue	$7,569	(8)%	$8,202

Operating income:
ISG operating income	$732	(13)%	$843
% of segment net revenue	9.7%		10.3%

Net Revenue — During the first quarter of Fiscal 2021, ISG net revenue decreased 8% due to decreases in sales of servers and networking and storage. ISG net revenue decreased primarily due to a weaker demand environment, as customers shifted to investments in remote work solutions as part of business continuity plans. Revenue from the sales of servers and networking decreased 10% during the first quarter of Fiscal 2021, primarily driven by a decline in units sold of our PowerEdge servers due to a weaker demand environment, particularly in China, and a decrease in average selling prices for servers resulting from competitive pressures in certain geographies. Storage revenue decreased 5% during the first quarter of Fiscal 2021 primarily due to a decline in demand. We continue to make enhancements to our storage solutions offerings and expect that these offerings, including the release of our new PowerStore storage array in May 2020, will drive long-term improvements in the business.

ISG customers are interested in new and innovative models that address how they consume our solutions. We offer options including as-a-service, utility, leases, and immediate pay models, all designed to match customers’ consumption and financing preferences. Our multi-year agreements typically result in recurring revenue streams over the term of the arrangement. We expect our flexible consumption models will further strengthen our customer relationships and provide a foundation for growth in recurring revenue.

From a geographical perspective, net revenue attributable to ISG decreased in all regions during the first quarter of Fiscal 2021, with the largest decline in EMEA, driven by a weaker demand environment as a result of pervasive global COVID-19 disruptions, which persisted for the majority of the quarter.

Operating Income — During the first quarter of Fiscal 2021, ISG operating income as a percentage of net revenue decreased 60 basis points to 9.7% primarily driven by weakness in gross margin for servers and networking due to competitive pricing dynamics. The decline in gross margin percentage during the first quarter of Fiscal 2021 was also attributable to component costs that were deflationary in the aggregate for ISG, although to a lesser extent than in the first quarter of Fiscal 2020. For the remaining nine months of Fiscal 2021, we currently expect an inflationary component cost environment, which may put pressure on ISG operating results, particularly from sales of servers and networking. We will continue to monitor our pricing in response to the changing competitive and cost environment.

Client Solutions Group

The following table presents net revenue and operating income attributable to CSG for the periods indicated:

	Three Months Ended
	May 1, 2020	% Change	May 3, 2019
	(in millions, except percentages)
Net revenue:
Commercial	$8,634	4%	$8,307
Consumer	2,470	(5)%	2,603
Total CSG net revenue	$11,104	2%	$10,910

Operating income:
CSG operating income	$592	(25)%	$793
% of segment net revenue	5.3%		7.3%

Net Revenue — During the first quarter of Fiscal 2021, CSG net revenue increased 2% due to an increase in commercial sales, partially offset by a decrease in consumer sales. Commercial revenue increased 4% during the first quarter of Fiscal 2021 primarily due to increased demand from large commercial and governmental customers for work and learn from home solutions, particularly driving strong demand for commercial notebooks. Consumer revenue decreased 5% during the first quarter of Fiscal 2021 due to lower consumer demand, particularly in retail, as a result of the COVID-19 market disruption.

From a geographical perspective, net revenue attributable to CSG increased in the Americas and EMEA during the first quarter of Fiscal 2021. In APJ, particularly in China, net revenue decreased during the first quarter of Fiscal 2021.

Operating Income — During the first quarter of Fiscal 2021, CSG operating income as a percentage of net revenue decreased 200 basis points to 5.3%. The decrease was primarily due to a decrease in CSG gross margin percentage, which was principally driven by increased supply chain costs to expedite delivery of certain products to meet strong demand in this environment, as well as by competitive pricing dynamics. Also impacting the decrease in gross margin percentage, the aggregate CSG component cost environment was deflationary in the first quarter of Fiscal 2021, although to a lesser extent than in the first quarter of Fiscal 2020. We expect an inflationary component cost environment in the remaining nine months of Fiscal 2021, which will put pressure on CSG operating results. We will continue to monitor our pricing in response to the changing competitive and component cost environment.

VMware

The following table presents net revenue and operating income attributable to VMware for the periods indicated. During Fiscal 2020, the Company reclassified Pivotal operating results from other businesses to the VMware reportable segment. Prior period results have been recast to conform with the current period presentation.

	Three Months Ended
	May 1, 2020	% Change	May 3, 2019
	(in millions, except percentages)
Net revenue:
VMware net revenue	$2,755	12%	$2,457

Operating income:
VMware operating income	$773	30%	$595
% of segment net revenue	28.1%		24.2%

Net Revenue — VMware net revenue, inclusive of Pivotal, primarily consists of revenue from the sale of software licenses under perpetual licenses and subscription and software-as-a-service (“SaaS”) offerings, as well as related software maintenance services, support, training, consulting services, and hosted services. VMware net revenue for the first quarter of Fiscal 2021 increased 12% primarily due to growth in sales of subscriptions and SaaS, as well as an increase in sales of software maintenance services. Software maintenance revenue benefited from new contracts and renewals of VMware enterprise agreements, revenue recognized from maintenance contracts sold in prior periods, and additional maintenance contracts sold in conjunction with new software license sales.

From a geographical perspective, approximately half of VMware net revenue during the first quarter of Fiscal 2021 was generated by sales to customers in the United States. VMware net revenue for the first quarter of Fiscal 2021 increased in both the United States and internationally.

Operating Income — During the first quarter of Fiscal 2021, VMware operating income as a percentage of net revenue increased 390 basis points to 28.1%. The increase was driven by an increase in gross margin as a percentage of net revenue. During the first quarter of Fiscal 2021, VMware net revenue growth outpaced increased operating expenses, particularly R&D compensation-related expenses resulting from acquisitions and additional investments. While the COVID-19 pandemic has not had a significant adverse financial impact on VMware operations to date, in future periods we expect a negative impact on VMware results of operations, the size and duration of which we are currently unable to predict.

OTHER BALANCE SHEET ITEMS

Accounts Receivable

We sell products and services directly to customers and through a variety of sales channels, including retail distribution. Our accounts receivable, net, was $10.8 billion and $12.5 billion as of May 1, 2020 and January 31, 2020, respectively. We maintain an allowance for expected credit losses to cover receivables that may be deemed uncollectible. The allowance for expected credit losses is an estimate based on an analysis of historical loss experience, current receivables aging, and management’s assessment of current conditions and reasonable and supportable expectation of future conditions, as well as specific identifiable customer accounts that are deemed at risk. Our analysis includes assumptions regarding the impact of COVID-19 and continued market volatility, which is highly uncertain and subject to significant judgment. Given this uncertainty, our allowance for expected credit losses in future periods may vary from our current estimates. As of May 1, 2020 and January 31, 2020, the allowance for expected credit losses was $144 million and $94 million, respectively. Allowance for expected credit losses of trade receivables as of May 1, 2020 includes the impact of adoption of the new current expected credit losses (“CECL”) standard, which was adopted as of February 1, 2020 using the modified retrospective method. Based on our assessment, we believe that we are adequately reserved for expected credit losses. We will continue to monitor the aging of our accounts receivable and take actions, where necessary, to reduce our exposure to credit losses.

Dell Financial Services

Dell Financial Services and its affiliates (“DFS”) support Dell Technologies by offering and arranging various financing options and services for our customers globally, including through captive financing operations in North America, Europe, Australia, and New Zealand. DFS originates, collects, and services customer receivables primarily related to the purchase of our product, software, and service solutions. DFS further strengthens our customer relationships through its flexible consumption models, which enable us to offer our customers the option to pay over time and, in certain cases, based on utilization, to provide them with financial flexibility to meet their changing technological requirements. New financing originations were $1.8 billion and $1.7 billion for the first quarter of Fiscal 2021 and Fiscal 2020, respectively. In response to the COVID-19 pandemic, we are focused on supporting our customers and intend to provide up to $9 billion in financing support by offering low or zero percent interest rate programs as well as payment deferral options. The financial impact to DFS and our securitization and structured financing programs is not expected to be material.

Pursuant to the current lease accounting standard effective February 2, 2019, new DFS leases are classified as sales-type leases, direct financing leases, or operating leases. Amounts due from lessees under sales-type leases or direct financing leases are recorded as part of financing receivables, with interest income recognized over the contract term. On commencement of sales-type leases, we typically qualify for up-front revenue recognition. On originations of operating leases, we record equipment under operating leases, classified as property, plant, and equipment, and recognize rental revenue and depreciation expense, classified as cost of net revenue, over the contract term. Direct financing leases are immaterial. Leases that commenced prior to the effective date of the current lease accounting standard continue to be accounted for under previous lease accounting guidance.

As of May 1, 2020 and January 31, 2020, our financing receivables, net were $9.5 billion and $9.7 billion, respectively. We maintain an allowance to cover expected financing receivable credit losses and evaluate credit loss expectations based on our total portfolio. Allowance for expected credit losses of financing receivables as of May 1, 2020 includes the impact of adoption of the CECL standard referred to above. Our analysis includes assumptions regarding the impact of COVID-19 and continued market volatility, which is highly uncertain and subject to significant judgment. Given this uncertainty, our allowance for expected credit losses in future periods may vary from our current estimates. For both the first quarter of Fiscal 2021 and Fiscal 2020, the principal charge-off rate for our total portfolio was 1.0%. The credit quality of our financing receivables has improved in recent years due to an overall improvement in the credit environment and as the mix of high-quality commercial accounts in our portfolio has continued to increase. We continue to monitor broader economic indicators and their potential impact on future loss performance. We have an extensive process to manage our exposure to customer credit risk, including active management of credit lines and our collection activities. We also sell selected fixed-term financing receivables without recourse to unrelated third parties on a periodic basis, primarily to manage certain concentrations of customer credit exposure.  Based on our assessment of the customer financing receivables, we believe that we are adequately reserved.

We retain a residual interest in equipment leased under our lease programs. As of May 1, 2020 and January 31, 2020, the residual interest recorded as part of financing receivables was $551 million and $582 million, respectively. The amount of the residual interest is established at the inception of the lease based upon estimates of the value of the equipment at the end of the lease term using historical studies, industry data, and future value-at-risk demand valuation methods. On a quarterly basis, we assess the carrying amount of our recorded residual values for impairment. Generally, residual value risk on equipment under lease is not considered to be significant, because of the existence of a secondary market with respect to the equipment. The lease agreement also clearly defines applicable return conditions and remedies for non-compliance, to ensure that the leased equipment will be in good operating condition upon return. Model changes and updates, as well as market strength and product acceptance, are monitored and adjustments are made to residual values in accordance with the significance of any such changes. Our remarketing sales staff works closely with customers and dealers to manage the sale of lease returns and the recovery of residual exposure. No impairment losses were recorded related to residual assets during the first quarter of Fiscal 2021.

As of May 1, 2020 and January 31, 2020, equipment under operating leases, net was $975 million and $840 million, respectively. Based on triggering events, we assess the carrying amount of the equipment under operating leases recorded for impairment. No material impairment losses were recorded related to such equipment during the first quarter of Fiscal 2021.

DFS offerings are initially funded through cash on hand at the time of origination, most of which is subsequently replaced with third-party financing. For DFS offerings which qualify as sales-type leases, the initial funding of financing receivables is reflected as an impact to cash flows from operations, and is largely subsequently offset by cash proceeds from financing. For DFS operating leases, which have increased under the current lease standard, the initial funding is classified as a capital expenditure and reflected as an impact to cash flows used in investing activities.
See Note 4 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information about our financing receivables and the associated allowances, and the equipment under operating leases.

Off-Balance Sheet Arrangements
As of May 1, 2020, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition or results of operations.

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

In this unprecedented environment resulting from the COVID-19 pandemic, we are taking actions to increase our cash position and preserve financial flexibility. In March 2020, as previously reported, we drew $3.0 billion under the Revolving Credit Facility as a precautionary measure given the uncertainty in the global markets, which we repaid during the quarter. Additionally, we accessed the debt markets in the first quarter of Fiscal 2021, in which we issued $2.25 billion aggregate principal amount of First Lien Notes and VMware, Inc. issued $2.0 billion aggregate principal amount of senior notes. The proceeds from the issuance of these notes are expected to be used for general corporate purposes, including planned repayment of upcoming debt maturities. Subsequent to the first quarter of Fiscal 2021, VMware, Inc. repaid $1.25 billion principal amount of its 2.30% Notes due August 2020.

The following table presents our cash and cash equivalents as well as our available borrowings as of the dates indicated:

	May 1, 2020	January 31, 2020
	(in millions)
Cash and cash equivalents, and available borrowings:
Cash and cash equivalents (a)	$12,229	$9,302
Remaining available borrowings under revolving credit facilities	5,472	5,972
Total cash, cash equivalents, and available borrowings	$17,701	$15,274
____________________

(a)	Of the $12.2 billion of cash and cash equivalents as of May 1, 2020, $5.9 billion was held by VMware, Inc.

Our revolving credit facilities as of May 1, 2020 include the Revolving Credit Facility. The Revolving Credit Facility has a maximum aggregate borrowing capacity of $4.5 billion. Available borrowings under this facility are reduced by draws on the facility and outstanding letters of credit. As of May 1, 2020, there were no borrowings outstanding under the facility and remaining available borrowings totaled approximately $4.5 billion. Subsequent to the first quarter of Fiscal 2021 on May 25, 2020, we entered into a new revolving credit facility for China (the “China Revolving Credit Facility”). The new terms provide for collateralized and non-collateralized principal amounts not to exceed $1.0 billion Chinese renminbi and $1.8 billion Chinese renminbi, respectively, or equivalent amounts in U.S. dollars. We may regularly use our available borrowings from both our Revolving Credit Facility and our China Revolving Credit Facility on a short-term basis for general corporate purposes. See Note 19 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information about the new China Revolving Credit Facility.

The VMware Revolving Credit Facility has a maximum capacity of $1.0 billion. As of May 1, 2020, $1.0 billion was available under the VMware Revolving Credit Facility. The VMware Term Loan Facility had a borrowing capacity of up to $2.0 billion through February 7, 2020. As of May 1, 2020, the outstanding borrowings under the VMware Term Loan Facility were $1.5 billion, with no remaining amount available for additional borrowings. None of the net proceeds of borrowings under the VMware Revolving Credit Facility or the VMware Term Loan Facility will be made available to support the operations or satisfy any corporate purposes of Dell Technologies, other than the operations and corporate purposes of VMware, Inc. and VMware, Inc.’s subsidiaries.

See Note 6 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information about each of the foregoing revolving credit facilities.

We believe that our current cash and cash equivalents, together with cash that will be provided by future operations and borrowings expected to be available under our revolving credit facilities, will be sufficient over at least the next twelve months to fund our operations, debt service requirements and maturities, capital expenditures, share repurchases, and other corporate needs.

Debt

The following table summarizes our outstanding debt as of the dates indicated:

	May 1, 2020	Increase (decrease)	January 31, 2020
	(in millions)
Core debt
Senior Secured Credit Facilities and First Lien Notes	$31,857	$2,193	$29,664
Unsecured Notes and Debentures	1,352	—	1,352
Senior Notes	2,700	—	2,700
EMC Notes	1,600	—	1,600
DFS allocated debt	(863)	632	(1,495)
Total core debt	36,646	2,825	33,821
DFS related debt
DFS debt	8,269	504	7,765
DFS allocated debt	863	(632)	1,495
Total DFS related debt	9,132	(128)	9,260
Margin Loan Facility and other	4,014	(10)	4,024
Debt of public subsidiary
VMware Notes	6,000	2,000	4,000
VMware Term Loan Facility	1,500	—	1,500
Other	55	(5)	60
Total public subsidiary debt	7,555	1,995	5,560
Total debt, principal amount	57,347	4,682	52,665
Carrying value adjustments	(619)	(10)	(609)
Total debt, carrying value	$56,728	$4,672	$52,056

During the first quarter of Fiscal 2021, the outstanding principal amount of our debt increased by $4.7 billion to $57.3 billion as of May 1, 2020.

During the first quarter of Fiscal 2021, our core debt increased by $2.8 billion to $36.6 billion as of May 1, 2020. We define core debt as the total principal amount of our debt, less DFS related debt, our Margin Loan Facility and other debt, and public subsidiary debt. The increase in core debt was primarily due to the issuance of multiple series of First Lien Notes in an aggregate principal amount of $2.25 billion on April 9, 2020. See Note 6 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information about our debt. The change in DFS allocated debt also contributed to the increase, and is discussed further below.

During the first quarter of Fiscal 2021, we issued an additional $0.5 billion, net, in DFS debt to support the expansion of our financing receivables portfolio. DFS related debt primarily represents debt from our securitization and structured financing programs. The majority of DFS debt is non-recourse to Dell Technologies and represents borrowings under securitization programs and structured financing programs, for which our risk of loss is limited to transferred lease and loan payments and associated equipment, and under which the credit holders have no recourse to Dell Technologies.

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

As of May 1, 2020, margin loan and other debt primarily consisted of the $4.0 billion Margin Loan Facility.

Debt of public subsidiary represents VMware, Inc. indebtedness. The increase in debt of public subsidiary during the first quarter of Fiscal 2021 was due to the issuance of VMware Notes in an aggregate principal amount of $2.0 billion on April 7, 2020. See Note 6 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information about VMware, Inc. debt.

VMware, Inc. and its respective subsidiaries are unrestricted subsidiaries for purposes of the core debt of Dell Technologies.  Neither Dell Technologies nor any of its subsidiaries, other than VMware, Inc., is obligated to make payment on the VMware Notes or the VMware Term Loan Facility.  None of the net proceeds of the VMware Notes or, as discussed above, the VMware Term Loan Facility will be made available to support the operations or satisfy any corporate purposes of Dell Technologies, other than the operations and corporate purposes of VMware, Inc. and its subsidiaries.

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

Cash Flows

The following table presents a summary of our Condensed Consolidated Statements of Cash Flows for the periods indicated:

	Three Months Ended
	May 1, 2020	May 3, 2019
	(in millions)
Net change in cash from:
Operating activities	$(796)	$682
Investing activities	(485)	(458)
Financing activities	4,264	(719)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(136)	(36)
Change in cash, cash equivalents, and restricted cash	$2,847	$(531)

Operating Activities — Cash used in operating activities was $0.8 billion for the first quarter of Fiscal 2021 compared to cash provided by operating activities of $0.7 billion for the first quarter of Fiscal 2020. The decrease in operating cash flows during the first quarter of Fiscal 2021 was attributable to unfavorable working capital impacts related to the COVID-19 pandemic on timing of collections and maintenance of higher inventory levels for continuity of supply, most of which we expect to normalize by fiscal year-end.

Cash flow from operating activities during the first quarter of the fiscal year is typically lower due to parts of Dell Technologies’ business being subject to seasonal sales trends as well as timing of annual personnel-related payments.

DFS offerings are initially funded through cash on hand at the time of origination, most of which is subsequently replaced with third-party financing. For DFS offerings which qualify as sales-type leases, the initial funding of financing receivables is reflected as an impact to cash flows from operations, and is largely subsequently offset by cash proceeds from financing. For DFS operating leases, which have increased under the current leasing standard, the initial funding is classified as a capital expenditure and reflected as cash flows used in investing activities. DFS new financing originations were $1.8 billion and $1.7 billion during the first quarter of Fiscal 2021 and Fiscal 2020, respectively. As of May 1, 2020, DFS had $9.5 billion of total net financing receivables and $1.0 billion of equipment under DFS operating leases, net.

Investing Activities — Investing activities primarily consist of cash used to fund capital expenditures for property, plant, and equipment, which includes equipment under DFS operating leases, capitalized software development costs, strategic investments, and the maturities, sales, and purchases of investments. During the first quarter of Fiscal 2021, cash used in investing activities was $485 million and was primarily driven by capital expenditures, which were partially offset by net cash proceeds from the sale of certain intellectual property assets. In comparison, cash used by investing activities was $458 million during the first quarter of Fiscal 2020 and was primarily driven by capital expenditures, which were partially offset by net cash proceeds from the net sales of strategic investments.

Financing Activities — Financing activities primarily consist of the proceeds and repayments of debt, cash used to repurchase common stock, and proceeds from the issuance of common stock. Cash provided by financing activities of $4.3 billion during the first quarter of Fiscal 2021 primarily consisted of cash proceeds from the issuances of multiple series of First Lien Notes in an aggregate principal amount of $2.25 billion and VMware Notes in an aggregate principal amount of $2.0 billion, as discussed above. In comparison, cash used by financing activities of $719 million during the first quarter of Fiscal 2020 primarily consisted of repurchases of common stock of subsidiaries.

Capital Commitments

Capital Expenditures — During the first quarter of Fiscal 2021 and Fiscal 2020, we spent $0.5 billion and $0.6 billion, respectively, on property, plant, and equipment. These expenditures were incurred in connection with our global expansion efforts and infrastructure investments made to support future growth, and the funding of equipment under DFS operating leases. During the first quarter of Fiscal 2021 and Fiscal 2020, funding of gross equipment under DFS operating leases was $0.2 billion and $0.3 billion, respectively. Product demand, product mix, and the use of contract manufacturers, as well as ongoing investments in operating and information technology infrastructure, influence the level and prioritization of our capital expenditures. Aggregate capital expenditures for Fiscal 2021 are currently expected to total between $2.3 billion and $2.5 billion, of which approximately $1.0 billion is expected for equipment under DFS operating leases.

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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk affecting us, see “Part II — Item 7A — Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020. Our exposure to market risks has not changed materially from that set forth in our Annual Report.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 1, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of May 1, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended May 1, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely for their health and safety during the COVID-19 pandemic. We are continually monitoring and assessing the potential impact of COVID-19 on our internal controls to minimize the impact on their design and operating effectiveness.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS
The information required by this item is incorporated herein by reference to the information set forth under the caption “Legal Matters” in Note 10 of the Notes to the Condensed Consolidated Financial Statements included in this report.

ITEM 1A — RISK FACTORS

In addition to the other information set forth in this report, the risks discussed in “Part I — Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020 could materially affect our business, operating results, financial condition, or prospects. The risks described in our Annual Report on Form 10-K and our subsequent SEC reports are not the only risks facing us.  There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that also may materially adversely affect our business, operating results, financial condition, or prospects.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

During the first quarter of Fiscal 2021, we issued to employees an aggregate of 4,245 shares of the Class C Common Stock for an aggregate purchase price of approximately $0.1 million pursuant to exercises of stock options granted under the Dell Inc. Amended and Restated 2002 Long-Term Incentive Plan. The foregoing transactions were effected without registration in reliance on the exemption from registration under the Securities Act of 1933 afforded by Rule 701 thereunder as transactions pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule.

Purchases of Equity Securities

The following table presents information regarding repurchases of Class C Common Stock by us and our affiliated purchasers during the first quarter of Fiscal 2021, and the remaining authorized amount of future repurchases under our stock repurchase program.

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (b)
	(in millions, except average price paid per share)
Repurchases from February 1, 2020 through February 28, 2020	—	$—	—	$1,000
Repurchases from February 29, 2020 through March 27, 2020 (a)	7	$35.98	6	$760
Repurchases from March 28, 2020 through May 1, 2020	—	$—	—	$760
Total	7	$35.98	6
_____________

(a)	Includes approximately 828 thousand shares purchased by Michael Dell for his own account in the open market.

(b)
On February 24, 2020, our board of directors approved a stock repurchase program under which we are authorized to repurchase up to $1.0 billion of shares of the Class C Common Stock over a 24-month period expiring on February 28, 2022. During the first quarter of Fiscal 2021, we suspended activity under our stock repurchase program.

ITEM 6 — INDEX TO EXHIBITS

The Company hereby files or furnishes the exhibits listed below:

Exhibit Number	Description
4.1
Base Indenture, dated as of April 9, 2020, among Dell International L.L.C., EMC Corporation, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee and Notes Collateral Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on April 9, 2020) (Commission File No. 001-37867).

4.2
2025 Notes Supplemental Indenture No. 1, dated as of April 9, 2020, among Dell International L.L.C., EMC Corporation, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee and Notes Collateral Agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 9, 2020) (Commission File No. 001-37867).

4.3
2027 Notes Supplemental Indenture No. 1, dated as of April 9, 2020, among Dell International L.L.C., EMC Corporation, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee and Notes Collateral Agent (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on April 9, 2020) (Commission File No. 001-37867).

4.4
2030 Notes Supplemental Indenture No. 1, dated as of April 9, 2020, among Dell International L.L.C., EMC Corporation, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee and Notes Collateral Agent (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Commission on April 9, 2020) (Commission File No. 001-37867).

4.5††
Registration Rights Agreement, dated as of April 9, 2020, among Dell International L.L.C., EMC Corporation, the guarantors party thereto and BofA Securities, Inc., Barclays Capital Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co. and J.P. Morgan Securities LLC, as the representatives for the initial purchasers.

4.6	Form of Global Note for 5.850% Senior Notes due 2025 (included in Exhibit 4.2).
4.7	Form of Global Note for 6.100% Senior Notes due 2027 (included in Exhibit 4.3).
4.8	Form of Global Note for 6.200% Senior Notes due 2030 (included in Exhibit 4.4).
4.9††
Amendment No. 2 to the Second Amended and Restated Registration Rights Agreement, dated as of April 15, 2020, among Dell Technologies Inc., Michael S. Dell and Susan Lieberman Dell Separate Property Trust, SL SPV-2 L.P., Silver Lake Partners IV, L.P., Silver Lake Technology Investors IV, L.P., Silver Lake Partners V DE (AIV), L.P., Silver Lake Technology Investors V, L.P. and Venezio Investments Pte. Ltd.

10.1††*	Amended and Restated Dell Inc. Annual Bonus Plan.
10.2††*	Amended and Restated Dell Technologies Inc. Compensation Program for Independent Non-Employee Directors.
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

Exhibit Number	Description
101 .INS††	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101 .SCH††	Inline XBRL Taxonomy Extension Schema Document.
101 .CAL††	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101 .DEF††	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101 .LAB††	Inline XBRL Taxonomy Extension Label Linkbase Document.
101 .PRE††	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104††	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

††	Filed with this report.
†††	Furnished with this report.
*	Management contracts or compensation plans or arrangements in which directors or executive officers participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELL TECHNOLOGIES INC.

By:	/s/ BRUNILDA RIOS
Brunilda Rios
Senior Vice President, Corporate Finance and
Chief Accounting Officer
(On behalf of registrant and as principal accounting officer)

Date: June 8, 2020