Form 10-Q
period 2020-07-31
Dell Technologies Inc.
filed 2020-09-04
CIK 1571996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	July 31, 2020
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of August 31, 2020, there were 746,717,209 shares of the registrant’s common stock outstanding, consisting of 260,565,897 outstanding shares of Class C Common Stock, 384,466,095 outstanding shares of Class A Common Stock, and 101,685,217 outstanding shares of Class B Common Stock.

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

DELL TECHNOLOGIES INC.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in millions; unaudited)

	July 31, 2020	January 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$11,221	$9,302
Accounts receivable, net of allowance of $146 and $94 (Note 18)	11,643	12,484
Short-term financing receivables, net of allowance of $227 and $109 (Note 4)	4,855	4,895
Inventories, net	3,602	3,281
Other current assets	7,711	6,906
Current assets held for sale	2,058	—
Total current assets	41,090	36,868
Property, plant, and equipment, net	6,380	6,055
Long-term investments	1,073	864
Long-term financing receivables, net of allowance of $96 and $40 (Note 4)	5,378	4,848
Goodwill	40,644	41,691
Intangible assets, net	16,064	18,107
Other non-current assets	10,647	10,428
Total assets	$121,276	$118,861
LIABILITIES, REDEEMABLE SHARES, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short-term debt	$10,345	$7,737
Accounts payable	19,500	20,065
Accrued and other	8,758	9,773
Short-term deferred revenue	15,341	14,881
Current liabilities held for sale	344	—
Total current liabilities	54,288	52,456
Long-term debt	43,608	44,319
Long-term deferred revenue	13,450	12,919
Other non-current liabilities	4,762	5,383
Total liabilities	116,108	115,077
Commitments and contingencies (Note 10)
Redeemable shares (Note 16)	610	629
Stockholders’ equity (deficit):
Common stock and capital in excess of $0.01 par value (Note 14)	16,356	16,091
Treasury stock at cost	(305)	(65)
Accumulated deficit	(15,810)	(16,891)
Accumulated other comprehensive loss	(660)	(709)
Total Dell Technologies Inc. stockholders’ deficit	(419)	(1,574)
Non-controlling interests	4,977	4,729
Total stockholders’ equity (deficit)	4,558	3,155
Total liabilities, redeemable shares, and stockholders’ equity (deficit)	$121,276	$118,861

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	July 31, 2020	August 2, 2019	July 31, 2020	August 2, 2019
Net revenue:
Products	$16,737	$17,915	$32,775	$34,490
Services	5,996	5,455	11,855	10,788
Total net revenue	22,733	23,370	44,630	45,278
Cost of net revenue:
Products	13,330	13,889	26,134	26,968
Services	2,247	2,155	4,487	4,187
Total cost of net revenue	15,577	16,044	30,621	31,155
Gross margin	7,156	7,326	14,009	14,123
Operating expenses:
Selling, general, and administrative	4,761	5,578	9,647	10,649
Research and development	1,259	1,229	2,524	2,405
Total operating expenses	6,020	6,807	12,171	13,054
Operating income	1,136	519	1,838	1,069
Interest and other, net	(636)	(630)	(1,202)	(1,323)
Income (loss) before income taxes	500	(111)	636	(254)
Income tax benefit	(599)	(4,343)	(645)	(4,815)
Net income	1,099	4,232	1,281	4,561
Less: Net income attributable to non-controlling interests	51	816	90	852
Net income attributable to Dell Technologies Inc.	$1,048	$3,416	$1,191	$3,709

Earnings per share attributable to Dell Technologies Inc.
Dell Technologies Common Stock — Basic	$1.41	$4.75	$1.61	$5.17
Dell Technologies Common Stock — Diluted	$1.37	$4.47	$1.56	$4.84

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions; unaudited)

	Three Months Ended		Six Months Ended
	July 31, 2020	August 2, 2019	July 31, 2020	August 2, 2019
Net income	$1,099	$4,232	$1,281	$4,561

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	410	(78)	264	(236)
Cash flow hedges:
Change in unrealized gains (losses)	(257)	105	(90)	257
Reclassification adjustment for net gains included in net income	(8)	(68)	(108)	(126)
Net change in cash flow hedges	(265)	37	(198)	131
Pension and other postretirement plans:
Recognition of actuarial net gains (losses) from pension and other postretirement plans	(15)	1	(22)	8
Reclassification adjustments for net losses from pension and other postretirement plans	2	—	4	—
Net change in actuarial net gains (losses) from pension and other postretirement plans	(13)	1	(18)	8

Total other comprehensive income (loss), net of tax expense (benefit) of $(22) and $0, respectively, and $(12) and $7, respectively	132	(40)	48	(97)
Comprehensive income, net of tax	1,231	4,192	1,329	4,464
Less: Net income attributable to non-controlling interests	51	816	90	852
Less: Other comprehensive income (loss) attributable to non-controlling interests	2	—	(1)	1
Comprehensive income attributable to Dell Technologies Inc.	$1,178	$3,376	$1,240	$3,611

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Six Months Ended
	July 31, 2020	August 2, 2019
Cash flows from operating activities:
Net income	$1,281	$4,561
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,656	3,114
Stock-based compensation expense	783	564
Deferred income taxes	(384)	(5,541)
Other, net	489	700
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	654	632
Financing receivables	(544)	(362)
Inventories	(362)	503
Other assets and liabilities	(2,520)	(1,931)
Accounts payable	(567)	240
Deferred revenue	1,050	1,482
Change in cash from operating activities	2,536	3,962
Cash flows from investing activities:
Purchases of investments	(174)	(70)
Maturities and sales of investments	71	430
Capital expenditures and capitalized software development costs	(1,104)	(1,267)
Acquisition of businesses and assets, net	(334)	(384)
Divestitures of businesses and assets, net	120	(3)
Other	12	11
Change in cash from investing activities	(1,409)	(1,283)
Cash flows from financing activities:
Proceeds from the issuance of common stock	221	239
Repurchases of parent common stock	(240)	(4)
Repurchases of subsidiary common stock	(591)	(1,403)
Proceeds from debt	11,847	12,201
Repayments of debt	(10,220)	(13,911)
Other	(190)	(44)
Change in cash from financing activities	827	(2,922)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(52)	(62)
Change in cash, cash equivalents, and restricted cash	1,902	(305)
Cash, cash equivalents, and restricted cash at beginning of the period	10,151	10,240
Cash, cash equivalents, and restricted cash at end of the period	$12,053	$9,935

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in millions; continued on next page; unaudited)

Three Months Ended July 31, 2020

	Common Stock and Capital in Excess of Par Value		Treasury Stock
	Issued Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Dell Technologies Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Stockholders’ Equity (Deficit)
Balances as of May 1, 2020	748	$16,339	8	$(305)	$(16,858)	$(790)	$(1,614)	$4,854	$3,240
Net income	—	—	—	—	1,048	—	1,048	51	1,099
Foreign currency translation adjustments	—	—	—	—	—	410	410	—	410
Cash flow hedges, net change	—	—	—	—	—	(267)	(267)	2	(265)
Pension and other post-retirement	—	—	—	—	—	(13)	(13)	—	(13)
Issuance of common stock	5	69	—	—	—	—	69	—	69
Stock-based compensation expense	—	114	—	—	—	—	114	299	413
Treasury stock repurchases	—	—	—	—	—	—	—	—	—
Revaluation of redeemable shares	—	(169)	—	—	—	—	(169)	—	(169)
Impact from equity transactions of non-controlling interests	—	3	—	—	—	—	3	(229)	(226)
Balances as of July 31, 2020	753	$16,356	8	$(305)	$(15,810)	$(660)	$(419)	$4,977	$4,558

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in millions; continued on next page; unaudited)

Six Months Ended July 31, 2020

	Common Stock and Capital in Excess of Par Value		Treasury Stock
	Issued Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Dell Technologies Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Stockholders’ Equity (Deficit)
Balances as of January 31, 2020	745	$16,091	2	$(65)	$(16,891)	$(709)	$(1,574)	$4,729	$3,155
Adjustment for adoption of accounting standards (Note 1)	—	—	—	—	(110)	—	(110)	—	(110)
Net income	—	—	—	—	1,191	—	1,191	90	1,281
Foreign currency translation adjustments	—	—	—	—	—	264	264	—	264
Cash flow hedges, net change	—	—	—	—	—	(197)	(197)	(1)	(198)
Pension and other post-retirement	—	—	—	—	—	(18)	(18)	—	(18)
Issuance of common stock	8	78	—	—	—	—	78	—	78
Stock-based compensation expense	—	206	—	—	—	—	206	577	783
Treasury stock repurchases	—	—	6	(240)	—	—	(240)	—	(240)
Revaluation of redeemable shares	—	19	—	—	—	—	19	—	19
Impact from equity transactions of non-controlling interests	—	(38)	—	—	—	—	(38)	(418)	(456)
Balances as of July 31, 2020	753	$16,356	8	$(305)	$(15,810)	$(660)	$(419)	$4,977	$4,558

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 — BASIS OF PRESENTATION

References in these Notes to the Condensed Consolidated Financial Statements to the “Company” or “Dell Technologies” mean Dell Technologies Inc. individually and together with its consolidated subsidiaries.

Basis of Presentation — The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes filed with the U.S. Securities and Exchange Commission (“SEC”) in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2020. These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of Dell Technologies Inc. as of July 31, 2020 and January 31, 2020, the results of its operations and corresponding comprehensive income (loss) for the three and six months ended July 31, 2020 and August 2, 2019, and its cash flows for the six months ended July 31, 2020 and August 2, 2019.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and the accompanying Notes. Management has considered the potential economic implications of the outbreak of the coronavirus disease 2019 (“COVID-19”) pandemic on the Company’s critical and significant accounting estimates. Actual results could differ materially from those estimates. The results of operations and comprehensive income (loss) for the three and six months ended July 31, 2020 and August 2, 2019 and the cash flows for the six months ended July 31, 2020 and August 2, 2019 are not necessarily indicative of the results to be expected for the full fiscal year or for any other fiscal period.

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

Revenue Reclassification — For the fiscal year ended January 31, 2020, Dell Technologies made certain reclassifications of net revenue between the products and services categories on the Consolidated Statements of Income (Loss), which impacted previously reported amounts for the three and six months ended August 2, 2019. The reclassifications were made to provide a more meaningful representation of the nature of certain service and software-as-a-service offerings of VMware, Inc. Prior period results were recast to conform with these changes, and resulted in an increase to services revenue and an equal and offsetting decrease to product revenue of $195 million and $374 million for the three and six months ended August 2, 2019, respectively. Total net revenue as previously reported remains unchanged. The Company did not recast cost of goods sold for the related revenue reclassifications due to immateriality.

RSA Security Divestiture — On February 18, 2020, Dell Technologies announced its entry into a definitive agreement with a consortium led by Symphony Technology Group, Ontario Teachers’ Pension Plan Board and AlpInvest Partners to sell RSA Security. The transaction includes the purchase of RSA Archer, RSA NetWitness Platform, RSA SecurID, RSA Fraud and Risk Intelligence, and RSA Conference and is intended to further simplify Dell Technologies’ product portfolio and corporate structure.

On September 1, 2020, subsequent to the Company's second quarter of Fiscal 2021, the parties closed the transaction. Total cash consideration received by the Company through the date of this report was approximately $2.082 billion.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

In accordance with applicable accounting guidance, the Company concluded that RSA Security’s long-lived assets have met the criteria to be classified as held-for-sale as of July 31, 2020. The Company reclassified the related assets and liabilities as “Current assets held for sale” and “Current liabilities held for sale” on the accompanying Condensed Consolidated Statements of Financial Position as of July 31, 2020.

The following table presents the major classes of assets and liabilities as of July 31, 2020 related to RSA Security which were classified as held for sale as of the date indicated:

July 31, 2020
(in millions)
ASSETS
Current assets:
Accounts receivable, net	$146
Other current assets	30
Total current assets	176
Goodwill	1,383
Intangible assets, net	440
Other non-current assets	57
Total assets	$2,056
LIABILITIES
Current liabilities:
Accrued and other	$65
Short-term deferred revenue	229
Total current liabilities	294
Long-term deferred revenue	32
Other non-current liabilities	18
Total liabilities	$344

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

Recently Issued Accounting Pronouncements

Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity — In August 2020, the Financial Accounting Standards Board (“FASB”) issued guidance to simplify the accounting for convertible debt instruments and convertible preferred stock, and the derivatives scope exception for contracts in an entity's own equity. In addition, the guidance on calculating diluted earnings per share has been simplified and made more internally consistent. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted for fiscal periods beginning after December 15, 2020. The Company is currently evaluating the impact and timing of adoption of this guidance.

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

Recently Adopted Accounting Pronouncements

Measurement of Credit Losses on Financial Instruments — In June 2016, the FASB issued amended guidance which replaces the current incurred loss impairment methodology for measurement of credit losses on financial instruments with a methodology (the “current expected credit losses model” or “CECL model”) that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Under the CECL model, the allowance for losses on financial assets, measured at amortized cost, reflects management’s estimate of credit losses over the remaining expected life of such assets.

The Company adopted the standard (the “new CECL standard”) as of February 1, 2020 using the modified retrospective method, with the cumulative-effect adjustment to the opening balance of stockholders’ equity (deficit) as of the adoption date. The cumulative effect of adopting the new CECL standard resulted in an increase of $111 million and $27 million to the allowance for expected credit losses within financing receivables, net and accounts receivable, net, respectively, on the Condensed Consolidated Statements of Financial Position, and a corresponding decrease of $28 million to other non-current liabilities related to deferred taxes and $110 million to stockholders’ equity (deficit) as of February 1, 2020. See Note 2, Note 4, and Note 18 of the Notes to the Condensed Consolidated Financial Statements for additional information about the Company’s allowance for financing receivables losses and allowance for expected credit losses of accounts receivable.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 3 — FAIR VALUE MEASUREMENTS AND INVESTMENTS

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

	July 31, 2020				January 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(in millions)
Assets:
Cash and cash equivalents:
Money market funds	$5,965	$—	$—	$5,965	$4,621	$—	$—	$4,621
Equity and other securities	1	—	—	1	12	—	—	12
Derivative instruments	—	338	—	338	—	81	—	81
Total assets	$5,966	$338	$—	$6,304	$4,633	$81	$—	$4,714
Liabilities:
Derivative instruments	$—	$319	$—	$319	$—	$68	$—	$68
Total liabilities	$—	$319	$—	$319	$—	$68	$—	$68

The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value:

Money Market Funds — The Company’s investments in money market funds that are classified as cash equivalents hold underlying investments with a weighted average maturity of 90 days or less and are recognized at fair value. The valuations of these securities are based on quoted prices in active markets for identical assets, when available, or pricing models whereby all significant inputs are observable or can be derived from or corroborated by observable market data. The Company reviews security pricing and assesses liquidity on a quarterly basis. As of July 31, 2020, the Company’s U.S. portfolio had no material exposure to money market funds with a fluctuating net asset value.

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

Deferred Compensation Plans — The Company offers deferred compensation plans for eligible employees, which allow participants to defer payment for a portion of their compensation. Assets were the same as liabilities associated with the plans at approximately $264 million and $241 million as of July 31, 2020 and January 31, 2020, respectively, and are included in other assets and other liabilities on the Condensed Consolidated Statements of Financial Position. The net impact to the Condensed Consolidated Statements of Income (Loss) is not material since changes in the fair value of the assets substantially offset changes in the fair value of the liabilities. As such, assets and liabilities associated with these plans have not been included in the recurring fair value table above.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

As of July 31, 2020 and January 31, 2020, the Company held private strategic investments of $983 million and $852 million, respectively. As these investments represent early-stage companies without readily determinable fair values, they are not included in the recurring fair value table above.

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

Carrying Value and Estimated Fair Value of Outstanding Debt — The following table presents the carrying value and estimated fair value of the Company’s outstanding debt as described in Note 6 of the Notes to the Condensed Consolidated Financial Statements, including the current portion, as of the dates indicated:

	July 31, 2020		January 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in billions)
Senior Secured Credit Facilities	$8.6	$8.6	$8.8	$9.0
First Lien Notes	$21.3	$25.1	$20.5	$23.9
Unsecured Notes and Debentures	$1.2	$1.5	$1.2	$1.5
Senior Notes	$2.6	$2.8	$2.6	$2.8
EMC Notes	$1.0	$1.1	$1.6	$1.6
VMware Notes and VMware Term Loan Facility	$6.2	$6.8	$5.5	$5.6
Margin Loan Facility	$4.0	$3.9	$4.0	$3.9

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Investments

The following table presents the carrying value of the Company’s investments as of the dates indicated:

	July 31, 2020				January 31, 2020
	Cost	Unrealized Gain	Unrealized (Loss)	Carrying Value	Cost	Unrealized Gain	Unrealized (Loss)	Carrying Value
	(in millions)
Equity and other securities	$909	$89	$(14)	$984	$783	$116	$(35)	$864
Fixed income debt securities	$85	$4	$—	$89	$—	$—	$—	$—

Equity and other securities — The Company has strategic investments in publicly-traded and privately-held companies. For the six months ended July 31, 2020, the equity and other securities without readily determinable fair values of $983 million increased by $89 million, due to upward adjustments for observable price changes, offset by $11 million of downward adjustments primarily attributable to observable price changes. The remainder of equity and other securities consists of publicly-traded investments that are measured at fair value on a recurring basis.

Fixed income debt securities — The Company has fixed income debt securities carried at amortized cost. The debt securities are held as collateral for borrowings. The Company intends to hold the investments to maturity. Unrealized gains relate to foreign currency impacts.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 4 — FINANCIAL SERVICES

The Company offers or arranges various financing options, services, and alternative payment structures for its customers in North America, Europe, Australia, and New Zealand through Dell Financial Services and its affiliates (“DFS”). The Company also arranges financing for some of its customers in various countries where DFS does not currently operate as a captive enterprise. The key activities of DFS include originating, collecting, and servicing customer financing arrangements primarily related to the purchase or use of Dell Technologies products and services. In some cases, DFS also offers financing on the purchase of third-party technology products that complement the Dell Technologies portfolio of products and services. New financing originations were $2.6 billion and $2.0 billion for the three months ended July 31, 2020 and August 2, 2019, respectively, and $4.4 billion and $3.7 billion for the six months ended July 31, 2020 and August 2, 2019, respectively.

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

Fixed-term leases and loans — The Company enters into financing arrangements with customers who seek lease financing for equipment. Pursuant to the current lease accounting standard effective February 2, 2019, new DFS leases are classified as sales-type leases, direct financing leases, or operating leases. When the terms of the DFS lease transfer control of the underlying asset to the lessee, the contract is typically classified as a sales-type lease. Direct financing leases are immaterial. All other new DFS leases are classified as operating leases. Leases that commenced prior to the effective date of the current lease accounting standard continue to be accounted for under previous lease accounting guidance. Leases with business customers have fixed terms of generally two to four years.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Financing Receivables

The following table presents the components of the Company’s financing receivables segregated by portfolio segment as of the dates indicated:

	July 31, 2020			January 31, 2020
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total
	(in millions)
Financing receivables, net:
Customer receivables, gross (a)	$778	$9,255	$10,033	$824	$8,486	$9,310
Allowances for losses	(143)	(180)	(323)	(70)	(79)	(149)
Customer receivables, net	635	9,075	9,710	754	8,407	9,161
Residual interest	—	523	523	—	582	582
Financing receivables, net	$635	$9,598	$10,233	$754	$8,989	$9,743
Short-term	$635	$4,220	$4,855	$754	$4,141	$4,895
Long-term	$—	$5,378	$5,378	$—	$4,848	$4,848
____________________
(a) Customer receivables, gross includes amounts due from customers under revolving loans, fixed-term loans, fixed-term sales-type or direct financing leases, and accrued interest.

The allowance for losses as of July 31, 2020 includes the adoption of the new CECL standard, which was adopted as of February 1, 2020 using the modified retrospective method. Prior period amounts have not been recast. The provision recognized on the Condensed Consolidated Statements of Income (Loss) for the three and six months ended July 31, 2020 is based on an assessment of the impact of current and expected future economic conditions, inclusive of the effect of the COVID-19 pandemic on credit losses. The duration and severity of COVID-19 and continued market volatility is highly uncertain and, as such, the impact on expected losses is subject to significant judgment and may cause variability in the Company’s allowance for credit losses in future periods. See Note 1 and Note 2 of the Notes to the Condensed Consolidated Financial Statements for additional information about the new CECL standard.

The following table presents the changes in allowance for financing receivable losses for the periods indicated:

	Three Months Ended
	July 31, 2020			August 2, 2019
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total
	(in millions)
Allowance for financing receivable losses:
Balances at beginning of period	$144	$177	$321	$70	$73	$143
Charge-offs, net of recoveries	(18)	(7)	(25)	(15)	(9)	(24)
Provision charged to income statement	17	10	27	12	7	19
Balances at end of period	$143	$180	$323	$67	$71	$138

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Six Months Ended
	July 31, 2020			August 2, 2019
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total
	(in millions)
Allowance for financing receivable losses:
Balances at beginning of period	$70	$79	$149	$75	$61	$136
Adjustment for adoption of accounting standard (Note 1)	40	71	111	—	—	—
Charge-offs, net of recoveries	(38)	(16)	(54)	(35)	(12)	(47)
Provision charged to income statement	71	46	117	27	22	49
Balances at end of period	$143	$180	$323	$67	$71	$138

Aging

The following table presents the aging of the Company’s customer financing receivables, gross, including accrued interest, segregated by class, as of the dates indicated:

	July 31, 2020				January 31, 2020
	Current	Past Due 1 — 90 Days	Past Due >90 Days	Total	Current	Past Due 1 — 90 Days	Past Due >90 Days	Total
	(in millions)
Revolving — DPA	$556	$29	$13	$598	$550	$51	$20	$621
Revolving — DBC	165	11	4	180	184	15	4	203
Fixed-term — Consumer and Commercial	8,803	381	71	9,255	8,005	373	108	8,486
Total customer receivables, gross	$9,524	$421	$88	$10,033	$8,739	$439	$132	$9,310

Aging is likely to fluctuate as a result of the variability in volume of large transactions entered into over the period, and the administrative processes that accompany those larger transactions. Aging is also impacted by the timing of the Dell Technologies fiscal period end date, relative to calendar month-end customer payment due dates. As a result of these factors, fluctuations in aging from period to period do not necessarily indicate a material change in the collectibility of the portfolio.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Credit Quality

The following table presents customer receivables, gross, including accrued interest, by credit quality indicator segregated by class and year of origination, as of the date indicated:

	July 31, 2020
	Fixed-term — Consumer and Commercial
	Fiscal Year of Origination
	2021	2020	2019	2018	2017	Years Prior	Revolving — DPA (a)	Revolving — DBC (a)	Total
	(in millions)
Higher	$2,019	$2,265	$992	$273	$43	$1	$148	$51	$5,792
Mid	633	824	417	127	20	1	176	52	2,250
Lower	548	609	379	82	20	2	274	77	1,991
Total	$3,200	$3,698	$1,788	$482	$83	$4	$598	$180	$10,033
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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Leases

Interest income on sales-type lease receivables was $66 million for both the three months ended July 31, 2020 and August 2, 2019, and $131 million and $130 million for the six months ended July 31, 2020 and August 2, 2019, respectively.

The following table presents the net revenue, cost of net revenue, and gross margin recognized at the commencement date of sales-type leases for the periods indicated:

	Three Months Ended		Six Months Ended
	July 31, 2020	August 2, 2019	July 31, 2020	August 2, 2019
	(in millions)
Net revenue — products	$249	$223	$464	$353
Cost of net revenue — products	174	179	333	260
Gross margin — products	$75	$44	$131	$93

The following table presents the future maturity of the Company’s fixed-term customer leases and associated financing payments, and reconciles the undiscounted cash flows to the customer receivables, gross recognized on the Condensed Consolidated Statements of Financial Position as of the date indicated:

July 31, 2020
Fiscal Years	(in millions)
Fiscal 2021 (remaining six months)	$1,475
Fiscal 2022	2,159
Fiscal 2023	1,347
Fiscal 2024	609
Fiscal 2025 and beyond	250
Total undiscounted cash flows	5,840
Fixed-term loans	4,075
Revolving loans	778
Less: unearned income	(660)
Total customer receivables, gross	$10,033

Operating Leases

The following table presents the components of the Company’s operating lease portfolio included in Property, plant, and equipment, net as of the dates indicated:

	July 31, 2020	January 31, 2020
	(in millions)
Equipment under operating lease, gross	$1,478	$956
Less: accumulated depreciation	(258)	(116)
Equipment under operating lease, net	$1,220	$840

Operating lease income relating to lease payments was $103 million and $27 million for the three months ended July 31, 2020 and August 2, 2019, respectively, and $190 million and $31 million for the six months ended July 31, 2020 and August 2, 2019, respectively. Depreciation expense was $74 million and $21 million for the three months ended July 31, 2020 and August 2, 2019, respectively, and $136 million and $24 million for the six months ended July 31, 2020 and August 2, 2019, respectively.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents the future payments to be received by the Company as lessor in operating lease contracts as of the date indicated:

July 31, 2020
Fiscal Years	(in millions)
Fiscal 2021 (remaining six months)	$258
Fiscal 2022	461
Fiscal 2023	351
Fiscal 2024	89
Fiscal 2025 and beyond	9
Total	$1,168

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

	July 31, 2020	January 31, 2020
	(in millions)
DFS U.S. debt:
Asset-based financing and securitization facilities	$2,936	$2,606
Fixed-term securitization offerings	2,788	2,593
Other	187	141
Total DFS U.S. debt	5,911	5,340
DFS international debt:
Securitization facility	835	743
Other borrowings	719	931
Note payable	187	200
Dell Bank Senior Unsecured Eurobonds	1,185	551
Total DFS international debt	2,926	2,425
Total DFS debt	$8,837	$7,765
Total short-term DFS debt	$4,188	$4,152
Total long-term DFS debt	$4,649	$3,613

DFS U.S. Debt

Asset-Based Financing and Securitization Facilities — The Company maintains separate asset-based financing facilities and a securitization facility in the United States, which are revolving facilities for fixed-term leases and loans and for revolving loans, respectively. This debt is collateralized solely by the U.S. loan and lease payments and associated equipment in the facilities. The debt has a variable interest rate and the duration of the debt is based on the terms of the underlying loan and lease payment streams. As of July 31, 2020, the total debt capacity related to the U.S. asset-based financing and securitization facilities was $4.1 billion. The Company enters into interest swap agreements to effectively convert a portion of this debt from a floating rate to a fixed rate. See Note 7 of the Notes to the Condensed Consolidated Financial Statements for additional information about interest rate swaps.

The Company’s U.S. securitization facility for revolving loans is effective through June 25, 2022. The Company’s two U.S. asset-based financing facilities for fixed-term leases and loans are effective through August 22, 2021 and July 26, 2022, respectively.

The asset-based financing and securitization facilities contain standard structural features related to the performance of the funded receivables, which include defined credit losses, delinquencies, average credit scores, and minimum collection requirements. In the event one or more of these criteria are not met and the Company is unable to restructure the facility, no further funding of receivables will be permitted and the timing of the Company’s expected cash flows from over-collateralization will be delayed. As of July 31, 2020, these criteria were met.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

DFS International Debt

Securitization Facility — The Company maintains a securitization facility in Europe for fixed-term leases and loans. This facility is effective through December 21, 2020 and has a total debt capacity of $948 million as of July 31, 2020.

The securitization facility contains standard structural features related to the performance of the securitized receivables, which include defined credit losses, delinquencies, average credit scores, and minimum collection requirements. In the event one or more of these criteria are not met and the Company is unable to restructure the program, no further funding of receivables will be permitted and the timing of the Company’s expected cash flows from over-collateralization will be delayed. As of July 31, 2020, these criteria were met.

Other Borrowings — In connection with the Company’s international financing operations, the Company has entered into revolving structured financing debt programs related to its fixed-term lease and loan products sold in Canada, Europe, Australia, and New Zealand. The Canadian facility, which is collateralized solely by Canadian loan and lease payments and associated equipment, had a total debt capacity of $279 million as of July 31, 2020, and is effective through January 16, 2023. The European facility, which is collateralized solely by European loan and lease payments and associated equipment, had a total debt capacity of $711 million as of July 31, 2020, and is effective through June 14, 2022. The Australia and New Zealand facility, which is collateralized solely by Australia and New Zealand loan and lease payments and associated equipment, had a total debt capacity of $252 million as of July 31, 2020, and is effective through December 20, 2021.

Note Payable — On November 27, 2017, the Company entered into an unsecured credit agreement to fund receivables in Mexico. As of July 31, 2020, the aggregate principal amount of the note payable is $187 million. The note bears interest at either the applicable London Interbank Offered Rate (“LIBOR”) plus 2.25%, for the borrowings denominated in U.S. dollars, or the Mexican Interbank Equilibrium Interest Rate (“TIIE”) plus 2.00%, for the borrowings denominated in Mexican pesos. The note will mature on December 1, 2020.

Dell Bank Senior Unsecured Eurobonds — On October 17, 2019, Dell Bank International D.A.C. issued 500 million Euro of 0.625% senior unsecured three year eurobonds due October 2022. On June 24, 2020, Dell Bank International D.A.C. issued an additional 500 million Euro of 1.625% senior unsecured four year eurobonds due June 2024. The issuances of the senior unsecured eurobonds support the expansion of the financing operations in Europe.

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

The following table presents financing receivables and equipment under operating leases, net held by the consolidated VIEs as of the dates indicated:

	July 31, 2020	January 31, 2020
	(in millions)
Assets held by consolidated VIEs, net:
Short-term, net	$3,315	$3,316
Long-term, net	3,867	3,348
Assets held by consolidated VIEs, net	$7,182	$6,664

Loan and lease payments and associated equipment transferred via securitization through SPEs were $1.2 billion and $1.3 billion for the three months ended July 31, 2020 and August 2, 2019, respectively, and $3.0 billion and $2.8 billion for the six months ended July 31, 2020 and August 2, 2019, respectively.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Some of the SPEs have entered into financing arrangements with multi-seller conduits that, in turn, issue asset-backed debt securities in the capital markets. The DFS debt outstanding, which is collateralized by the loan and lease payments and associated equipment held by the consolidated VIEs, was $6.6 billion and $5.9 billion as of July 31, 2020 and January 31, 2020, respectively. The Company’s risk of loss related to securitized receivables is limited to the amount by which the Company’s right to receive collections for assets securitized exceeds the amount required to pay interest, principal, and fees and expenses related to the asset-backed securities. The Company provides credit enhancement to the securitizations in the form of over-collateralization.

Customer Receivables Sales

To manage certain concentrations of customer credit exposure, the Company may sell selected fixed-term customer receivables to unrelated third parties on a periodic basis, without recourse. The amount of customer receivables sold for this purpose was $228 million and $246 million for the six months ended July 31, 2020 and August 2, 2019, respectively. The Company’s continuing involvement in the above mentioned customer receivables is primarily limited to servicing arrangements.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 5 — LEASES

The Company enters into leasing transactions in which the Company is the lessee. These lease contracts are typically classified as operating leases. The Company’s lease contracts are generally for office buildings used to conduct its business, and the determination of whether such contracts contain leases generally does not require significant estimates or judgments. The Company also leases certain global logistics warehouses, employee vehicles, and equipment. As of July 31, 2020, the remaining terms of the Company’s leases range from less than one month to 26 years.

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

In adopting the current lease accounting standard effective February 2, 2019, the Company elected to apply a transition method that does not require the retrospective application to periods prior to the effective date. Financial information associated with the Company’s leases in which the Company is the lessee is contained in this Note. As of July 31, 2020 and January 31, 2020, there were no material finance leases for which the Company was a lessee.

The following table presents components of lease costs included in the Condensed Consolidated Statements of Income (Loss) for the periods indicated:

	Three Months Ended		Six Months Ended
	July 31, 2020	August 2, 2019	July 31, 2020	August 2, 2019
	(in millions)
Operating lease costs	$124	$126	$255	$243
Variable costs	32	41	76	79
Total lease costs	$156	$167	$331	$322

During both the six months ended July 31, 2020 and August 2, 2019, sublease income, finance lease costs, and short-term lease costs were immaterial.

The following table presents supplemental information related to operating leases included in the Condensed Consolidated Statements of Financial Position as of the dates indicated:

	Classification	July 31, 2020	January 31, 2020
		(in millions, except for term and discount rate)
Operating lease right of use (“ROU”) assets	Other non-current assets	$1,787	$1,780

Current operating lease liabilities	Accrued and other current liabilities	$435	$432
Non-current operating lease liabilities	Other non-current liabilities	1,383	1,360
Total operating lease liabilities		$1,818	$1,792

Weighted-average remaining lease term (in years)		8.47	8.57
Weighted-average discount rate		3.75%	3.81%

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents supplemental cash flow information related to leases for the periods indicated:

	Six Months Ended
	July 31, 2020	August 2, 2019
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities — operating cash outflows from operating leases	$255	$241

ROU assets obtained in exchange for new operating lease liabilities	$255	$254

The following table presents the future maturity of the Company’s operating lease liabilities under non-cancelable leases and reconciles the undiscounted cash flows for these leases to the lease liability recognized on the Condensed Consolidated Statements of Financial Position as of the date indicated:

July 31, 2020
Fiscal Years	(in millions)
Fiscal 2021 (remaining six months)	$236
Fiscal 2022	440
Fiscal 2023	346
Fiscal 2024	239
Fiscal 2025	166
Thereafter	730
Total lease payments	2,157
Less: Imputed interest	(339)
Total	$1,818
Current operating lease liabilities	$435
Non-current operating lease liabilities	$1,383

The amount of future lease commitments after Fiscal 2025 is primarily for the ground lease on VMware, Inc.’s Palo Alto, California headquarter facilities, which expires in Fiscal 2047.

As of July 31, 2020, the Company has additional operating leases that have not yet commenced of $678 million. These operating leases will commence during Fiscal 2021 with lease terms of one year to 16 years.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 6 — DEBT
The following table presents the Company’s outstanding debt as of the dates indicated:

	July 31, 2020	January 31, 2020
	(in millions)
Secured Debt
Senior Secured Credit Facilities:
2.75% Term Loan B-1 Facility due September 2025	$4,691	$4,738
1.93% Term Loan A-4 Facility due December 2023	679	679
1.93% Term Loan A-6 Facility due March 2024	3,316	3,497
First Lien Notes:
4.42% due June 2021	3,065	4,500
5.45% due June 2023	3,750	3,750
4.00% due July 2024	1,000	1,000
5.85% due July 2025	1,000	—
6.02% due June 2026	4,500	4,500
4.90% due October 2026	1,750	1,750
6.10% due July 2027	500	—
5.30% due October 2029	1,750	1,750
6.20% due July 2030	750	—
8.10% due July 2036	1,500	1,500
8.35% due July 2046	2,000	2,000
Unsecured Debt
Unsecured Notes and Debentures:
4.625% due April 2021	400	400
7.10% due April 2028	300	300
6.50% due April 2038	388	388
5.40% due September 2040	264	264
Senior Notes:
5.875% due June 2021	1,075	1,075
7.125% due June 2024	1,625	1,625
EMC Notes:
2.650% due June 2020	—	600
3.375% due June 2023	1,000	1,000
Debt of Public Subsidiary
VMware Notes:
2.30% due August 2020	—	1,250
2.95% due August 2022	1,500	1,500
4.50% due May 2025	750	—
4.65% due May 2027	500	—
3.90% due August 2027	1,250	1,250
4.70% due May 2030	750	—
VMware Term Loan Facility	1,500	1,500
DFS Debt (Note 4)	8,837	7,765
Other
2.51% Margin Loan Facility due April 2022	4,000	4,000
Other	147	84
Total debt, principal amount	$54,537	$52,665

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	July 31, 2020	January 31, 2020
	(in millions)
Total debt, principal amount	$54,537	$52,665
Unamortized discount, net of unamortized premium	(226)	(241)
Debt issuance costs	(358)	(368)
Total debt, carrying value	$53,953	$52,056
Total short-term debt, carrying value	$10,345	$7,737
Total long-term debt, carrying value	$43,608	$44,319
During the six months ended July 31, 2020, the net increase in the Company’s debt balance was primarily due to new issuances of $2.25 billion of First Lien Notes on April 9, 2020 and $2.0 billion of VMware Notes on April 7, 2020, both described below, and the incurrence of an additional $1.1 billion, net, in DFS debt to support the expansion of its financing receivables portfolio. These increases were partially offset by repayment of $1.2 billion and open market repurchases of $235 million of 4.42% First Lien Notes due June 2021, repayment of $600 million principal amount of 2.650% EMC Notes due June 2020 upon maturity, approximately $229 million of principal amortization under the Company’s term loan facilities, and repayment of $1.25 billion principal amount of 2.30% VMware Notes due August 2020.

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

As of July 31, 2020, available borrowings under the Revolving Credit Facility totaled $4.5 billion. The Senior Secured Credit Facilities provide that the borrowers have the right at any time, subject to customary conditions, to request incremental term loans or incremental revolving commitments.

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

All obligations of the borrowers under the Senior Secured Credit Facilities and certain swap agreements, cash management arrangements, and certain letters of credit provided by any lender or agent party to the Senior Secured Credit Facilities or any of its affiliates and certain other persons are secured by (a) a first-priority security interest in certain tangible and intangible assets of the borrowers and the guarantors and (b) a first-priority pledge of 100% of the capital stock of the borrowers, Dell Inc., a wholly-owned subsidiary of the Company (“Dell”), and each wholly-owned material restricted subsidiary of the borrowers and the guarantors, in each case subject to certain thresholds, exceptions, and permitted liens.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

The Company has agreed to use commercially reasonable efforts to register with the SEC notes having terms substantially identical to the terms of the First Lien Notes as part of an offer to exchange such registered notes for the First Lien Notes. The Company will be obligated to pay additional interest on the First Lien Notes if it fails to consummate such an exchange offer within five years after the closing date of the EMC merger transaction, in the case of the First Lien Notes issued on June 1, 2016, and within five years after their respective issue dates, in the case of the First Lien Notes issued on March 20, 2019 and April 9, 2020.

China Revolving Credit Facility — The Company entered into a new revolving credit facility for China (the “China Revolving Credit Facility”) effective May 25, 2020. The new terms provide for collateralized and non-collateralized principal amounts not to exceed $1.0 billion Chinese renminbi and $1.8 billion Chinese renminbi, respectively, or equivalent amounts in U.S. dollars. Outstanding borrowings under the collateralized portion of the China Revolving Credit Facility bear interest at the loan prime rate (“LPR”) less 0.2%, for borrowings denominated in Chinese renminbi, or LIBOR plus 1.0%, for borrowings denominated in U.S. dollars, and outstanding borrowings under the non-collateralized portion bear interest at LPR less 0.2%, for borrowings denominated in Chinese renminbi, or LIBOR plus 1.4%, for borrowings denominated in U.S. dollars. The new facility expired on August 30, 2020.

During the fiscal year ended January 31, 2020, the Company renewed the credit agreement for its legacy China revolving credit facility with a bank lender, which provided an uncommitted line with an aggregate principal amount not to exceed $500 million at an interest rate of LIBOR plus 0.6% per annum. The facility was terminated upon expiration on February 26, 2020.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

VMware Revolving Credit Facility — On September 12, 2017, VMware, Inc. entered into an unsecured credit agreement, establishing a revolving credit facility (the “VMware Revolving Credit Facility”) with a syndicate of lenders that provides the company with a borrowing capacity of up to $1.0 billion for VMware, Inc. general corporate purposes. Commitments under the VMware Revolving Credit Facility are available for a period of five years, which may be extended, subject to the satisfaction of certain conditions, by up to two one year periods. The credit agreement contains certain representations, warranties, and covenants. Commitment fees, interest rates, and other terms of borrowing under the VMware Revolving Credit Facility may vary based on VMware, Inc.’s external credit ratings. None of the net proceeds of such borrowings will be made available to support the operations or satisfy any corporate purposes of Dell Technologies, other than the operations and corporate purposes of VMware, Inc. and VMware, Inc.’s subsidiaries. As of July 31, 2020, there were no outstanding borrowings under the VMware Revolving Credit Facility.

VMware Term Loan Facility — On September 26, 2019, VMware, Inc. entered into a senior unsecured term loan facility (the “VMware Term Loan Facility”) with a syndicate of lenders that provided VMware, Inc. with a borrowing capacity of up to $2.0 billion through February 7, 2020, for VMware, Inc. general corporate purposes. The VMware Term Loan Facility matures during the third quarter of Fiscal 2021, on the 364th day following the initial funding under the facility. The VMware Term Loan Facility bears interest at LIBOR plus 0.75% to 1.25%, or an alternative base rate plus 0.00% to 0.25%, depending on VMware Inc.’s external credit ratings.

As of July 31, 2020 and January 31, 2020, the outstanding borrowings under the VMware Term Loan Facility were $1.5 billion, with no remaining amount available for additional borrowings. The VMware Term Loan Facility agreement contains certain representations, warranties, and covenants. None of the net proceeds of such borrowings will be made available to support the operations or satisfy any corporate purposes of Dell Technologies, other than the operations and corporate purposes of VMware, Inc. and VMware, Inc.’s subsidiaries.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Aggregate Future Maturities

The following table presents the aggregate future maturities of the Company’s debt as of July 31, 2020 for the periods indicated:

	Maturities by Fiscal Year
	2021 (remaining six months)	2022	2023	2024	2025	Thereafter	Total
	(in millions)
Senior Secured Credit Facilities and First Lien Notes	$—	$3,237	$286	$6,702	$1,775	$18,251	$30,251
Unsecured Notes and Debentures	—	400	—	—	—	952	1,352
Senior Notes and EMC Notes	—	1,075	—	1,000	1,625	—	3,700
VMware Notes	1,500	—	1,500	—	—	3,250	6,250
DFS Debt	2,912	2,906	2,229	163	627	—	8,837
Margin Loan Facility	—	—	4,000	—	—	—	4,000
Other	5	10	11	8	8	105	147
Total maturities, principal amount	4,417	7,628	8,026	7,873	4,035	22,558	54,537
Associated carrying value adjustments	(1)	(29)	(21)	(43)	(84)	(406)	(584)
Total maturities, carrying value amount	$4,416	$7,599	$8,005	$7,830	$3,951	$22,152	$53,953

Covenants and Unrestricted Net Assets — The credit agreement for the Senior Secured Credit Facilities contains customary negative covenants that generally limit the ability of Denali Intermediate Inc., a wholly-owned subsidiary of Dell Technologies, Dell, and Dell’s and Denali Intermediate’s other restricted subsidiaries to incur debt, create liens, make fundamental changes, enter into asset sales, make certain investments, pay dividends or distribute or redeem certain equity interests, prepay or redeem certain debt, and enter into certain transactions with affiliates. The indenture governing the Senior Notes contains customary negative covenants that generally limit the ability of Denali Intermediate, Dell, and Dell’s and Denali Intermediate’s other restricted subsidiaries to incur additional debt or issue certain preferred shares, pay dividends on or make other distributions in respect of capital stock or make other restricted payments, make certain investments, sell or transfer certain assets, create liens on certain assets to secure debt, consolidate, merge, sell, or otherwise dispose of all or substantially all assets, enter into certain transactions with affiliates, and designate subsidiaries as unrestricted subsidiaries. The negative covenants under such credit agreements and indenture are subject to certain exceptions, qualifications, and “baskets.” The indentures governing the First Lien Notes, the Unsecured Notes and Debentures, and the EMC Notes variously impose limitations, subject to specified exceptions, on creating certain liens, entering into sale and lease-back transactions, and entering into certain asset sales. The foregoing credit agreements and indentures contain customary events of default, including failure to make required payments, failure to comply with covenants, and the occurrence of certain events of bankruptcy and insolvency.

As of July 31, 2020, the Company had certain consolidated subsidiaries that were designated as unrestricted subsidiaries for all purposes of the applicable credit agreements and the indentures governing the First Lien Notes and the Senior Notes. Substantially all of the net assets of the Company’s consolidated subsidiaries were restricted, with the exception of the Company’s unrestricted subsidiaries, primarily VMware, Inc., Secureworks, and their respective subsidiaries, as of July 31, 2020.

The Term Loan A-4 Facility, the Term Loan A-6 Facility, and the Revolving Credit Facility are subject to a first lien leverage ratio covenant that is tested at the end of each fiscal quarter of Dell with respect to Dell’s preceding four fiscal quarters. The Company was in compliance with all financial covenants as of July 31, 2020.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

During the three and six months ended July 31, 2020 and August 2, 2019, the Company did not discontinue any cash flow hedges related to foreign exchange contracts that had a material impact on the Company’s results of operations due to the probability that the forecasted cash flows would not occur.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Derivative Instruments

Notional Amounts of Outstanding Derivative Instruments

	July 31, 2020	January 31, 2020
	(in millions)
Foreign exchange contracts:
Designated as cash flow hedging instruments	$7,600	$8,703
Non-designated as hedging instruments	7,507	7,711
Total	$15,107	$16,414
Interest rate contracts:
Non-designated as hedging instruments	$5,333	$4,043

Effect of Derivative Instruments Designated as Hedging Instruments on the Condensed Consolidated Statements of Financial Position and the Condensed Consolidated Statements of Income (Loss)

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in Accumulated OCI, Net of Tax, on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income
	(in millions)		(in millions)
For the three months ended July 31, 2020
		Total net revenue	$9
Foreign exchange contracts	$(257)	Total cost of net revenue	(1)
Interest rate contracts	—	Interest and other, net	—
Total	$(257)		$8

For the three months ended August 2, 2019
		Total net revenue	$68
Foreign exchange contracts	$105	Total cost of net revenue	—
Interest rate contracts	—	Interest and other, net	—
Total	$105		$68

For the six months ended July 31, 2020
		Total net revenue	$105
Foreign exchange contracts	$(90)	Total cost of net revenue	3
Interest rate contracts	—	Interest and other, net	—
Total	$(90)		$108

For the six months ended August 2, 2019
		Total net revenue	$126
Foreign exchange contracts	$257	Total cost of net revenue	—
Interest rate contracts	—	Interest and other, net	—
Total	$257		$126

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Effect of Derivative Instruments Not Designated as Hedging Instruments on the Condensed Consolidated Statements of Income (Loss)

	Three Months Ended		Six Months Ended
	July 31, 2020	August 2, 2019	July 31, 2020	August 2, 2019	Location of Gain (Loss) Recognized
	(in millions)
Gain (Loss) Recognized:
Foreign exchange contracts	$162	$7	$214	$(59)	Interest and other, net
Interest rate contracts	(5)	(15)	(44)	(22)	Interest and other, net
Total	$157	$(8)	$170	$(81)

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Fair Value of Derivative Instruments in the Condensed Consolidated Statements of Financial Position

The Company presents its foreign exchange derivative instruments on a net basis in the Condensed Consolidated Statements of Financial Position due to the right of offset by its counterparties under master netting arrangements. The following tables present the fair value of those derivative instruments presented on a gross basis as of the dates indicated:

	July 31, 2020
	Other Current Assets	Other Non- Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value
	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange contracts in an asset position	$15	$—	$16	$—	$31
Foreign exchange contracts in a liability position	(37)	—	(77)	—	(114)
Net asset (liability)	(22)	—	(61)	—	(83)
Derivatives not designated as hedging instruments:
Foreign exchange contracts in an asset position	472	1	80	—	553
Foreign exchange contracts in a liability position	(123)	—	(290)	(4)	(417)
Interest rate contracts in an asset position	—	10	—	—	10
Interest rate contracts in a liability position	—	—	—	(44)	(44)
Net asset (liability)	349	11	(210)	(48)	102
Total derivatives at fair value	$327	$11	$(271)	$(48)	$19

	January 31, 2020
	Other Current Assets	Other Non- Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value
	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange contracts in an asset position	$108	$—	$15	$—	$123
Foreign exchange contracts in a liability position	(2)	—	(3)	—	(5)
Net asset (liability)	106	—	12	—	118
Derivatives not designated as hedging instruments:
Foreign exchange contracts in an asset position	136	—	39	—	175
Foreign exchange contracts in a liability position	(162)	—	(81)	(6)	(249)
Interest rate contracts in an asset position	—	1	—	—	1
Interest rate contracts in a liability position	—	—	—	(32)	(32)
Net asset (liability)	(26)	1	(42)	(38)	(105)
Total derivatives at fair value	$80	$1	$(30)	$(38)	$13

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following tables present the gross amounts of the Company’s derivative instruments, amounts offset due to master netting agreements with the Company’s counterparties, and the net amounts recognized in the Condensed Consolidated Statements of Financial Position as of the dates indicated:

	July 31, 2020
	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ (Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Received or Pledged
	(in millions)
Derivative instruments:
Financial assets	$594	$(256)	$338	$—	$—	$338
Financial liabilities	(575)	256	(319)	—	—	(319)
Total derivative instruments	$19	$—	$19	$—	$—	$19

	January 31, 2020
	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ (Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Received or Pledged
	(in millions)
Derivative instruments:
Financial assets	$299	$(218)	$81	$—	$—	$81
Financial liabilities	(286)	218	(68)	—	15	(53)
Total derivative instruments	$13	$—	$13	$—	$15	$28

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 8 — BUSINESS COMBINATIONS, GOODWILL AND INTANGIBLE ASSETS

Business Combinations

VMware, Inc. Acquisitions

Datrium, Inc. — During the three months ended July 31, 2020, VMware, Inc. completed the acquisition of Datrium, Inc., a provider of cloud-native disaster recovery solutions, to broaden the VMware Site Recovery Disaster Recovery as a Service offerings. The total purchase price, net of cash acquired, was $137 million. The purchase price primarily included $25 million of identifiable intangible assets and $91 million of goodwill that is not expected to be deductible for tax purposes. The identifiable intangible assets, which primarily consisted of completed technology, have estimated useful lives of three years to five years.

Lastline, Inc. — During the three months ended July 31, 2020, VMware, Inc. completed the acquisition of Lastline, Inc., a provider of network-based security breach detection products and services, to enhance capabilities for network detection and threat analysis on VMware NSX and SD-WAN offerings. The total purchase price, net of cash acquired, was $114 million. The purchase price primarily included $29 million of identifiable intangible assets and $86 million of goodwill that is not expected to be deductible for tax purposes. The identifiable intangible assets, which primarily consisted of completed technology, have estimated useful lives of one year to four years.

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

Other Fiscal 2021 Acquisitions — During the three months ended July 31, 2020, VMware, Inc. completed two other acquisitions, which were not material individually to the Condensed Consolidated Financial Statements. VMware, Inc. expects these acquisitions to enhance its product features and capabilities for VMware Carbon Black Cloud and vRealize Operations offerings. The aggregate purchase price for these two acquisitions, net of cash acquired, was $40 million and primarily included $31 million of identifiable intangible assets and $16 million of goodwill, of which $24 million is expected to be deductible for tax purposes. The identifiable intangible assets, which primarily consisted of completed technology, have estimated useful lives of one year to five years.

The pro forma financial information assuming the Fiscal 2021 acquisitions had occurred as of the beginning of the fiscal year prior to the fiscal year of acquisition, as well as the revenue and earnings generated during the current fiscal year, were not material.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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

The following table presents goodwill allocated to the Company’s reportable segments and changes in the carrying amount of goodwill as of the dates indicated:

	Infrastructure Solutions Group	Client Solutions Group	VMware	Other Businesses (a)	Total
	(in millions)
Balance as of January 31, 2020	$15,089	$4,237	$20,532	$1,833	$41,691
Goodwill acquired (b)	—	—	218	—	218
Impact of foreign currency translation	111	—	—	7	118
Reclassification to assets held for sale (c)	—	—	—	(1,383)	(1,383)
Balance as of July 31, 2020	$15,200	$4,237	$20,750	$457	$40,644
____________________
(a) As of July 31, 2020, goodwill allocated to Other businesses consists of Secureworks, Virtustream, and Boomi.
(b) VMware, Inc. business combinations completed during the six months ended July 31, 2020, as discussed above.
(c) During the six months ended July 31, 2020, RSA Security’s goodwill was reclassified to current assets held for sale on the Condensed Consolidated Statements of Financial Position due to the Company’s entry into a definitive agreement to sell RSA Security. See Note 1 and Note 19 of the Notes to the Condensed Consolidated Financial Statements for additional information about the divestiture of RSA Security.

Goodwill Impairment Tests — Goodwill and indefinite-lived intangible assets are tested for impairment annually during the third fiscal quarter and whenever events or circumstances may indicate that an impairment has occurred. As a result of the changes in the current economic environment related to the COVID-19 pandemic, the Company considered whether there was a potential triggering event requiring the evaluation of whether goodwill of any of the reporting units should be tested for impairment. The Company determined there was no triggering event and no impairment test was performed as of July 31, 2020.

For the annual impairment review in the third quarter of Fiscal 2020, the Company elected to bypass the assessment of qualitative factors to determine whether it was more likely than not that the fair value of a reporting unit was less than its carrying amount, including goodwill. In electing to bypass the qualitative assessment, the Company proceeded directly to performing a quantitative goodwill impairment test to measure the fair value of each goodwill reporting unit relative to its carrying amount, and to determine the amount of goodwill impairment loss to be recognized, if any.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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

Based on the results of the annual impairment test performed during the fiscal year ended January 31, 2020, the fair values of each of the reporting units exceeded their carrying values. Based on this annual impairment test, it was determined that the fair value of the RSA Security reporting unit exceeded its carrying value by 13% as of November 1, 2019. The Company’s entry into a definitive agreement to sell RSA Security for $2.075 billion, as discussed in Note 1 of the Notes to the Condensed Consolidated Financial Statements, provided a new fair value indication that the RSA Security reporting unit exceeds its carrying value. Accordingly, subsequent to the annual impairment test, based on fair value indicators as of January 31, 2020 and July 31, 2020, it was determined that the fair value of the RSA Security reporting unit exceeded its carrying amount by 20%.

During the fiscal year ended January 31, 2020, an interim impairment assessment of Virtustream was required. There are no remaining balances of Virtustream goodwill, intangible assets, or property, plant, and equipment as of January 31, 2020 following the gross asset impairment charge of $619 million (comprised of $207 million of goodwill, $266 million of intangible assets, net, and $146 million of property, plant, and equipment, net) recognized during the fiscal year ended January 31, 2020, and a gross goodwill impairment charge of $190 million recognized during the fiscal year ended February 1, 2019. The impairment is reflected in Other, net within cash flows from operating activities on the Condensed Consolidated Statements of Cash Flows.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Intangible Assets

The following table presents the Company’s intangible assets as of the dates indicated:

	July 31, 2020			January 31, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in millions)
Customer relationships	$22,392	$(14,555)	$7,837	$22,950	$(13,821)	$9,129
Developed technology	15,451	(11,384)	4,067	15,707	(10,974)	4,733
Trade names	1,267	(862)	405	1,306	(816)	490
Definite-lived intangible assets	39,110	(26,801)	12,309	39,963	(25,611)	14,352
Indefinite-lived trade names	3,755	—	3,755	3,755	—	3,755
Total intangible assets	$42,865	$(26,801)	$16,064	$43,718	$(25,611)	$18,107

Amortization expense related to definite-lived intangible assets was approximately $0.8 billion and $1.1 billion for the three months ended July 31, 2020 and August 2, 2019, respectively, and $1.7 billion and $2.3 billion for the six months ended July 31, 2020 and August 2, 2019, respectively. There were no material impairment charges related to intangible assets during the three and six months ended July 31, 2020. During the three and six months ended August 2, 2019, an impairment charge related to Virtustream intangible assets, net was approximately $266 million.

During the three months ended May 1, 2020, the Company recognized proceeds and a gain of $120 million from the sale of certain internally developed intellectual property assets.

The following table presents the estimated future annual pre-tax amortization expense of definite-lived intangible assets as of the date indicated:

July 31, 2020
Fiscal Years	(in millions)
2021 (remaining six months)	$1,687
2022	2,685
2023	1,808
2024	1,444
2025	1,101
Thereafter	3,584
Total	$12,309

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

The following table presents the changes in the Company’s deferred revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	July 31, 2020	August 2, 2019	July 31, 2020	August 2, 2019
	(in millions)
Deferred revenue:
Deferred revenue at beginning of period	$27,617	$24,178	$27,800	$24,010
Revenue deferrals	6,550	5,975	12,095	10,875
Revenue recognized	(5,376)	(4,805)	(10,843)	(9,537)
Other (a)	—	—	(261)	—
Deferred revenue at end of period	$28,791	$25,348	$28,791	$25,348
Short-term deferred revenue	$15,341	$13,568	$15,341	$13,568
Long-term deferred revenue	$13,450	$11,780	$13,450	$11,780
____________________
(a) Reclassification of RSA Security deferred revenue to liabilities held for sale as of July 31, 2020. See Note 1 and Note 19 of the Notes to the Condensed Consolidated Financial Statements for more information about the divestiture of RSA Security.

Remaining Performance Obligations — Remaining performance obligations represent the aggregate amount of the transaction price allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include deferred revenue plus unbilled amounts not yet recorded in deferred revenue. The value of the transaction price allocated to remaining performance obligations as of July 31, 2020 was approximately $37 billion. The Company expects to recognize approximately 62% of remaining performance obligations as revenue in the next twelve months, and the remainder thereafter.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

The following is a discussion of the Company’s significant legal matters and other proceedings:

Class Actions Related to the Class V Transaction — Four purported stockholders brought putative class action complaints arising out of the Class V transaction described in Note 1of the Notes to the Condensed Consolidated Financial Statements. The actions were captioned Hallandale Beach Police and Fire Retirement Plan v. Michael Dell et al. (Civil Action No. 2018-0816-JTL), Howard Karp v. Michael Dell et al. (Civil Action No. 2019-0032-JTL), Miramar Police Officers’ Retirement Plan v. Michael Dell et al. (Civil Action No. 2019-0049-JTL), and Steamfitters Local 449 Pension Plan v. Michael Dell et al. (Civil Action No. 2019-0115-JTL). The four actions were consolidated in the Delaware Chancery Court into In Re Dell Class V Litigation (Consol. C.A. No. 2018-0816-JTL), which names as defendants the Company’s board of directors and certain stockholders of the Company, including Michael S. Dell. The plaintiffs generally allege that the defendants breached their fiduciary duties to the former holders of Class V Common Stock in connection with the Class V transaction by allegedly causing the Company to enter into a transaction that favored the interests of the controlling stockholders at the expense of such former stockholders. The plaintiffs seek, among other remedies, a judicial declaration that the defendants breached their fiduciary duties and an award of damages, fees, and costs. The plaintiffs filed an amended complaint in August 2019 making substantially similar allegations to those described above. The defendants filed a motion to dismiss the action in September 2019. The court denied the motion in June 2020 and the case has now moved to discovery.

Patent Litigation — On April 25, 2019, Cirba Inc. (“Cirba”) filed a lawsuit against VMware, Inc. in the United States District Court for the District of Delaware, alleging two patent infringement claims and three trademark infringement-related claims.  On May 6, 2019, Cirba filed a motion seeking a preliminary injunction tied to one of the two patents it alleges VMware, Inc. infringes.  Following a hearing on August 6, 2019, the Court denied Cirba’s preliminary injunction motion and set the case for trial in mid-January 2020. On August 20, 2019, VMware, Inc. filed counterclaims against Cirba, asserting among other claims that Cirba is infringing four VMware, Inc. patents.  The Delaware Court severed those claims from the January 2020 trial on Cirba’s claims, and the trial on VMware, Inc.’s patent claims is currently set for September 2021. The trial on Cirba’s claims in the Delaware court was completed on January 23, 2020, and on January 24, 2020, the jury returned a verdict finding that VMware, Inc. willfully infringed the two asserted patents and awarding approximately $237 million in damages. The jury further found that VMware, Inc. was not liable on Cirba’s trademark infringement-related claims. A total of $237 million was accrued for the Delaware action, which reflects the estimated losses that are considered both probable and reasonably estimable at this time. The parties filed the post-trial motions in which VMware, Inc. moved to set aside the verdict and reduce the damages award, and Cirba moved for a permanent injunction, enhanced damages, setting of an ongoing royalty rate, and an award of pre-judgment and post-judgment interest and supplemental damages. A hearing was held in the Delaware court on those motions on May 15, 2020, and the Delaware court has taken those motions under advisement. VMware, Inc. intends to vigorously defend itself in this matter, including, if necessary, via an appeal. Final resolution of this matter could be materially different from the amount accrued. The amount accrued for this matter is included in Accrued and other in the Condensed Consolidated Statements of Financial Position as of July 31, 2020 and January 31, 2020, and the charge was classified in Selling, general and administrative in the Consolidated Statements of Income (Loss) during the fiscal year ended January 31, 2020.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

On October 22, 2019, VMware, Inc. filed a separate patent infringement lawsuit against Cirba in the United States District Court for the Eastern District of Virginia, asserting that Cirba infringes four additional VMware, Inc. patents. The Virginia court transferred these patent claims to Delaware. On March 23, 2020, Cirba filed a counterclaim asserting one additional patent against VMware, Inc. VMware, Inc. intends to vigorously defend itself in this matter.

Class Actions Related to VMware, Inc.’s Acquisition of Pivotal Software — Two purported stockholders brought putative class action complaints arising out of VMware, Inc.’s acquisition of Pivotal Software, Inc. on December 30, 2019 as described in Note 1 of the Notes to the Condensed Consolidated Financial Statements. The two actions were consolidated in the Delaware Chancery Court into In re: Pivotal Software, Inc. Stockholders Litigation (Civil Action No. 2020-0440-KSJM). The complaint names as defendants the Company, VMware, Inc., Michael S. Dell, and certain officers of Pivotal. The plaintiffs generally allege that the defendants breached their fiduciary duties to the former holders of Pivotal Class A Common Stock in connection with VMware, Inc.’s acquisition of Pivotal by allegedly causing Pivotal to enter into a transaction that favored the interests of Pivotal’s controlling stockholders at the expense of such former stockholders. The plaintiffs seek, among other remedies, a judicial declaration that the defendants breached their fiduciary duties and an award of damages, fees, and costs.

Other Litigation — The various legal proceedings in which Dell is involved include commercial and intellectual property litigation. Dell does not currently anticipate that any of these matters will have a material adverse effect on its business, financial condition, results of operations, or cash flows.

As of July 31, 2020, the Company does not believe there is a reasonable possibility that a material loss exceeding the amounts already accrued for these or other proceedings or matters has been incurred. However, since the ultimate resolution of any such proceedings and matters is inherently unpredictable, the Company’s business, financial condition, results of operations, or cash flows could be materially affected in any particular period by unfavorable outcomes in one or more of these proceedings or matters. Whether the outcome of any claim, suit, assessment, investigation, or legal proceeding, individually or collectively, could have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows will depend on a number of variables, including the nature, timing, and amount of any associated expenses, amounts paid in settlement, damages, or other remedies or consequences.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 11 — INCOME AND OTHER TAXES

For the three months ended July 31, 2020 and August 2, 2019, the Company’s effective income tax rate was -119.8% and 3912.6% on pre-tax income of $500 million and pre-tax losses of $111 million, respectively. For the six months ended July 31, 2020 and August 2, 2019, the Company’s effective income tax rate was -101.4% and 1895.7% on pre-tax income of $636 million and pre-tax losses of $254 million, respectively. The changes in the Company’s effective tax rates are primarily driven by discrete tax items and a change in the Company’s jurisdictional mix of income.  For the three and six months ended July 31, 2020, the Company’s effective income tax rate benefit includes $746 million of discrete tax benefits related to an audit settlement. For the six months ended July 31, 2020, the Company’s effective income tax rate also includes a discrete tax benefit of $59 million from an intra-entity asset transfer of certain of Pivotal’s intellectual property to an Irish subsidiary that was completed by VMware, Inc. during the period. For the three and six months ended August 2, 2019, the Company’s effective tax rate includes discrete tax benefits of $4.5 billion and $4.9 billion, respectively, related to similar intra-entity asset transfers. The tax benefit for each intra-entity asset transfer was recorded as a deferred tax asset in the period of transaction and represents the book and tax basis difference on the transferred assets measured based on the intellectual property’s current fair value and applicable Irish statutory tax rate. The Company expects to be able to realize the deferred tax assets resulting from these intra-entity asset transfers.

The differences between the estimated effective income tax rates and the U.S. federal statutory rate of 21% principally result from the Company’s geographical distribution of income, differences between the book and tax treatment of certain items, and the discrete tax items discussed above. In certain jurisdictions, the Company’s tax rate is significantly less than the applicable statutory rate as a result of tax holidays. The majority of the Company’s foreign income that is subject to these tax holidays and lower tax rates is attributable to Singapore, China, and Malaysia. A significant portion of these income tax benefits relates to a tax holiday that will be effective until January 31, 2029.  The Company’s other tax holidays will expire in whole or in part during fiscal years 2022 through 2030. Many of these tax holidays and reduced tax rates may be extended when certain conditions are met or may be terminated early if certain conditions are not met. As of July 31, 2020, the Company was not aware of any matters of non-compliance related to these tax holidays. The effective income tax rate for future quarters of Fiscal 2021 may be impacted by the actual mix of jurisdictions in which income is generated.

During the three months ended July 31, 2020, the Company effectively settled the Internal Revenue Service (“IRS”) audit for fiscal years 2010 through 2014, for which the Company made a cash payment of $435 million to the IRS on August 3, 2020. The IRS has started its examination of fiscal years 2015 through 2019. The Company believes it has valid positions supporting its tax returns and that it is adequately reserved.

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

Judgment is required in evaluating the Company’s uncertain tax positions and determining the Company’s provision for income taxes. The unrecognized tax benefits were $1.3 billion and $2.5 billion as of July 31, 2020 and January 31, 2020, respectively, and are included in accrued and other and other non-current liabilities in the Condensed Consolidated Statements of Financial Position. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

The following table presents changes in accumulated other comprehensive income (loss), net of tax, by the following components as of the dates indicated:

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Pension and Other Postretirement Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balances as of January 31, 2020	$(678)	$14	$(45)	$(709)
Other comprehensive income (loss) before reclassifications	264	(90)	(22)	152
Amounts reclassified from accumulated other comprehensive income (loss)	—	(108)	4	(104)
Total change for the period	264	(198)	(18)	48
Less: Change in comprehensive loss attributable to non-controlling interests	—	(1)	—	(1)
Balances as of July 31, 2020	$(414)	$(183)	$(63)	$(660)

Amounts related to the Company’s cash flow hedges are reclassified to net income during the same period in which the items being hedged are recognized in earnings. See Note 7 of the Notes to the Condensed Consolidated Financial Statements for more information on the Company’s derivative instruments.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents reclassifications out of accumulated other comprehensive income (loss), net of tax, to net income for the periods indicated:

	Three Months Ended
	July 31, 2020			August 2, 2019
	Cash Flow Hedges	Pensions	Total	Cash Flow Hedges	Pensions	Total
	(in millions)
Total reclassifications, net of tax:
Net revenue	$9	$—	$9	$68	$—	$68
Cost of net revenue	(1)	—	(1)	—	—	—
Operating expenses	—	(2)	(2)	—	—	—
Total reclassifications, net of tax	$8	$(2)	$6	$68	$—	$68

	Six Months Ended
	July 31, 2020			August 2, 2019
	Cash Flow Hedges	Pensions	Total	Cash Flow Hedges	Pensions	Total
	(in millions)			(in millions)
Total reclassifications, net of tax:
Net revenue	$105	$—	$105	$126	$—	$126
Cost of net revenue	3	—	3	—	—	—
Operating expenses	—	(4)	(4)	—	—	—
Total reclassifications, net of tax	$108	$(4)	$104	$126	$—	$126

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 13 — NON-CONTROLLING INTERESTS

VMware, Inc. — The non-controlling interests’ share of equity in VMware, Inc. is reflected as a component of the non-controlling interests in the Condensed Consolidated Statements of Financial Position and was $4.9 billion and $4.6 billion as of July 31, 2020 and January 31, 2020, respectively. As of July 31, 2020 and January 31, 2020, the Company held approximately 80.4% and 80.9%, respectively, of the outstanding equity interest in VMware, Inc.

As a result of VMware, Inc.’s acquisition of the non-controlling interest in Pivotal from Pivotal’s public shareholders on December 30, 2019, as described in Note 1 of the Notes to the Condensed Consolidated Financial Statements, the non-controlling interests’ share of equity in Pivotal is only reflected as a component of the non-controlling interest through December 30, 2019. Pivotal’s Class A common stock ceased to be listed and traded on the NYSE as of the acquisition date, and there was no non-controlling interest in Pivotal as of July 31, 2020 and January 31, 2020.

Secureworks — The non-controlling interests’ share of equity in Secureworks is reflected as a component of the non-controlling interests in the Condensed Consolidated Statements of Financial Position and was $94 million and $88 million as of July 31, 2020 and January 31, 2020, respectively. As of July 31, 2020 and January 31, 2020, the Company held approximately 85.9% and 86.8%, respectively, of the outstanding equity interest in Secureworks, excluding restricted stock awards (“RSAs”). As of July 31, 2020 and January 31, 2020, the Company held approximately 85.2% and 86.2%, respectively, of the outstanding equity interest in Secureworks, including RSAs.

The following table presents the effect of changes in the Company’s ownership interest in VMware, Inc. and Secureworks on the Company’s equity for the period indicated:

Six Months Ended
July 31, 2020
(in millions)
Net income attributable to Dell Technologies Inc.	$1,191
Transfers (to)/from the non-controlling interests:
Increase in Dell Technologies Inc. additional paid-in-capital for equity issuances and other equity activity	491
Decrease in Dell Technologies Inc. additional paid-in-capital for equity issuances and other equity activity	(529)
Net transfers to non-controlling interests	(38)
Change from net income attributable to Dell Technologies Inc. and transfers to the non-controlling interests	$1,153

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 14 — CAPITALIZATION

The following table presents the Company’s authorized, issued, and outstanding common stock as of the dates indicated:

	Authorized	Issued	Outstanding
	(in millions)
Common stock as of July 31, 2020
Class A	600	385	385
Class B	200	102	102
Class C	7,900	266	258
Class D	100	—	—
Class V	343	—	—
	9,143	753	745

Common stock as of January 31, 2020
Class A	600	385	385
Class B	200	102	102
Class C	7,900	258	256
Class D	100	—	—
Class V	343	—	—
	9,143	745	743

Under the Company’s certificate of incorporation as amended and restated upon the completion of the Class V transaction described in Note 1 of the Notes to the Condensed Consolidated Financial Statements, the Company is prohibited from issuing any of the authorized shares of Class V Common Stock.

Preferred Stock

The Company is authorized to issue one million shares of preferred stock, par value $0.01 per share. As of July 31, 2020 and January 31, 2020, no shares of preferred stock were issued or outstanding.

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

Conversion Rights — Under the Company’s certificate of incorporation, at any time and from time to time, any holder of Class A Common Stock or Class B Common Stock has the right to convert all or any of the shares of Class A Common Stock or Class B Common Stock, as applicable, held by such holder into shares of Class C Common Stock on a one-to-one basis.  During the six months ended July 31, 2020, the Company issued 72,727 shares of Class C Common Stock to stockholders upon the conversion of the same number of shares of Class A Common Stock into Class C Common Stock in accordance with the Company’s certificate of incorporation.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Repurchases of Common Stock

Dell Technologies Common Stock Repurchases by Dell Technologies

On February 24, 2020, the Company’s board of directors approved a stock repurchase program under which the Company is authorized to repurchase up to $1.0 billion of shares of the Class C Common Stock over a 24-month period expiring on February 28, 2022, of which approximately $760 million remained available as of July 31, 2020. During the six months ended July 31, 2020, the Company repurchased approximately 6 million shares of Class C Common Stock for approximately $240 million. During the three months ended May 1, 2020, the Company suspended activity under its stock repurchase program. During the six months ended August 2, 2019, Dell Technologies Common Stock repurchases were immaterial.

To the extent not retired, shares repurchased under the repurchase program are placed in the Company’s treasury.

VMware, Inc. Class A Common Stock Repurchases by VMware, Inc.

On May 29, 2019, VMware, Inc.’s board of directors authorized the repurchase of up to $1.5 billion of VMware, Inc.’s Class A common stock through January 29, 2021. On July 15, 2020, VMware, Inc.’s board of directors extended authorization of VMware, Inc.’s existing repurchase program and authorized the repurchase of up to an additional $1.0 billion of VMware, Inc.’s Class A common stock through January 28, 2022. As of July 31, 2020, the cumulative authorized amount remaining for stock repurchases was $1.7 billion.

During the six months ended July 31, 2020, VMware, Inc. repurchased 2.5 million shares of its Class A common stock in the open market for approximately $311 million. During the six months ended August 2, 2019, VMware, Inc. repurchased 5.7 million shares of its Class A common stock in the open market for approximately $1.0 billion, of which approximately $0.1 billion impacted Dell Technologies’ accumulated deficit balance as of August 2, 2019 as a result of the full depletion of VMware, Inc’s additional paid-in capital in the same period.

All shares repurchased under VMware, Inc.’s stock repurchase programs are retired.

The above VMware, Inc. Class A common stock repurchases for the six months ended July 31, 2020 and August 2, 2019 exclude shares repurchased to settle employee tax withholding related to the vesting of VMware, Inc. stock awards of $275 million and $348 million, respectively.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

The following table presents the basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Six Months Ended
	July 31, 2020	August 2, 2019	July 31, 2020	August 2, 2019
Earnings per share attributable to Dell Technologies Inc.
Dell Technologies Common Stock — Basic	$1.41	$4.75	$1.61	$5.17
Dell Technologies Common Stock — Diluted	$1.37	$4.47	$1.56	$4.84

The following table presents the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Six Months Ended
	July 31, 2020	August 2, 2019	July 31, 2020	August 2, 2019
	(in millions)
Numerator: Dell Technologies Common Stock
Net income attributable to Dell Technologies — basic	$1,048	$3,416	$1,191	$3,709
Incremental dilution from VMware, Inc. attributable to Dell Technologies (a)	(3)	(62)	(5)	(78)
Net income attributable to Dell Technologies — diluted	$1,045	$3,354	$1,186	$3,631

Denominator: Dell Technologies Common Stock weighted-average shares outstanding
Weighted-average shares outstanding — basic	741	719	740	718
Dilutive effect of options, restricted stock units, restricted stock, and other	20	32	18	32
Weighted-average shares outstanding — diluted	761	751	758	750
Weighted-average shares outstanding — antidilutive	6	1	6	1
____________________
(a)The incremental dilution from VMware, Inc. represents the impact of VMware, Inc.’s dilutive securities on diluted earnings per share of Dell Technologies Common Stock, and is calculated by multiplying the difference between VMware, Inc.’s basic and diluted earnings per share by the number of shares of VMware, Inc. common stock held by the Company. For the three and six months ended August 2, 2019, the incremental dilution from VMware, Inc. was calculated by the Company without regard to VMware, Inc.’s required retrospective adjustments for the Pivotal acquisition in its stand-alone financial statements, and there was no incremental dilution from Pivotal due to its net loss position. For both periods presented, there was no incremental dilution from Secureworks due to its net loss position.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 16 — REDEEMABLE SHARES

Awards under the Company’s stock incentive plans include certain rights that allow the holder to exercise a put feature for the underlying Class A or Class C Common Stock after a six month holding period following the issuance of such common stock. The put feature requires the Company to purchase the stock at its fair market value. Accordingly, these awards and such common stock are subject to reclassification from equity to temporary equity, and the Company determines the award amounts to be classified as temporary equity as follows:

•For stock options to purchase Class C Common Stock subject to service requirements, the intrinsic value of the option is multiplied by the portion of the option for which services have been rendered. Upon exercise of the option, the amount in temporary equity represents the fair value of the Class C Common Stock.

•For stock appreciation rights, restricted stock units (“RSUs”), or restricted stock awards (“RSAs”), any of which stock award types are subject to service requirements, the fair value of the share is multiplied by the portion of the share for which services have been rendered.

•For share-based arrangements that are subject to the occurrence of a contingent event, those amounts are reclassified to temporary equity based on a probability assessment performed by the Company on a periodic basis. Contingent events include the achievement of performance-based metrics.

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

The following table presents the amount of redeemable shares classified as temporary equity and summarizes the award type as of the dates indicated:

	July 31, 2020	January 31, 2020
	(in millions)
Redeemable shares classified as temporary equity	$610	$629

Issued and outstanding unrestricted common shares	2	2
Restricted stock units	1	1
Restricted stock awards	—	—
Outstanding stock options	10	15
The decrease in the value of redeemable shares during the six months ended July 31, 2020 was primarily attributable to a reduction in the number of shares eligible for put rights.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents a reconciliation of net revenue by the Company’s reportable segments to the Company’s consolidated net revenue as well as a reconciliation of consolidated segment operating income to the Company’s consolidated operating income for the periods indicated:

	Three Months Ended		Six Months Ended
	July 31, 2020	August 2, 2019	July 31, 2020	August 2, 2019
	(in millions)
Consolidated net revenue:
Infrastructure Solutions Group	$8,207	$8,621	$15,776	$16,823
Client Solutions Group	11,203	11,748	22,307	22,658
VMware	2,908	2,651	5,663	5,108
Reportable segment net revenue	22,318	23,020	43,746	44,589
Other businesses (a)	457	434	974	855
Impact of purchase accounting (c)	(42)	(84)	(90)	(166)
Total consolidated net revenue	$22,733	$23,370	$44,630	$45,278

Consolidated operating income:
Infrastructure Solutions Group	$973	$1,050	$1,705	$1,893
Client Solutions Group	715	982	1,307	1,775
VMware	894	751	1,667	1,346
Reportable segment operating income	2,582	2,783	4,679	5,014
Other businesses (a)	37	(14)	102	(48)
Unallocated transactions (b)	(1)	(26)	(2)	(27)
Impact of purchase accounting (c)	(53)	(102)	(116)	(203)
Amortization of intangibles	(847)	(1,060)	(1,702)	(2,277)
Transaction-related expenses (d)	(83)	(47)	(159)	(89)
Stock-based compensation expense (e)	(413)	(301)	(783)	(564)
Other corporate expenses (f)	(86)	(714)	(181)	(737)
Total consolidated operating income	$1,136	$519	$1,838	$1,069
____________________
(a)Secureworks, RSA Security, Virtustream, and Boomi constitute “Other businesses” and do not meet the requirements for a reportable segment, either individually or collectively. The results of Other businesses are not material to the Company’s overall results.
(b)Unallocated transactions includes other corporate items that are not allocated to Dell Technologies’ reportable segments.
(c)Impact of purchase accounting includes non-cash purchase accounting adjustments that are primarily related to the EMC merger transaction.
(d)Transaction-related expenses includes acquisition, integration, and divestiture related costs.
(e)Stock-based compensation expense consists of equity awards granted based on the estimated fair value of those awards at grant date.
(f)Other corporate expenses includes impairment charges, severance, facility action, and other costs. During the second quarter and first six months of Fiscal 2020, this category includes Virtustream gross impairment charges of $619 million.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents the disaggregation of net revenue by reportable segment, and by major product categories within the segments for the periods indicated:

	Three Months Ended		Six Months Ended
	July 31, 2020	August 2, 2019	July 31, 2020	August 2, 2019
	(in millions)
Net revenue:
Infrastructure Solutions Group:
Servers and networking	$4,196	$4,437	$7,954	$8,617
Storage	4,011	4,184	7,822	8,206
Total ISG net revenue	8,207	8,621	15,776	16,823
Client Solutions Group:
Commercial	8,039	9,077	16,673	17,384
Consumer	3,164	2,671	5,634	5,274
Total CSG net revenue	11,203	11,748	22,307	22,658
VMware:
Total VMware net revenue	2,908	2,651	5,663	5,108
Total segment net revenue	$22,318	$23,020	$43,746	$44,589

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 18 — SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION

The following table presents additional information on selected accounts included in the Condensed Consolidated Statements of Financial Position as of the dates indicated:

	July 31, 2020	January 31, 2020
	(in millions)
Cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$11,221	$9,302
Restricted cash - other current assets (a)	725	730
Restricted cash - other non-current assets (a)	107	119
Total cash, cash equivalents, and restricted cash	$12,053	$10,151
Inventories, net:
Production materials	$1,884	$1,590
Work-in-process	677	563
Finished goods	1,041	1,128
Total inventories, net	$3,602	$3,281
Other non-current assets:
Deferred and other tax assets	$6,131	$5,960
Operating lease ROU assets	1,787	1,780
Deferred Commissions	1,025	998
Other	1,704	1,690
Total other non-current assets	$10,647	$10,428
Other non-current liabilities:
Deferred and other tax liabilities	$2,010	$3,110
Operating lease liabilities	1,383	1,360
Warranty liability	140	155
Other	1,229	758
Total other non-current liabilities	$4,762	$5,383
____________________
(a) Restricted cash primarily includes cash required to be held in escrow pursuant to DFS securitization arrangements and VMware, Inc. restricted cash.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Trade Receivables — Allowance for Expected Credit Losses

Allowance for expected credit losses of trade receivables as of July 31, 2020 includes the impact of adoption of the new CECL standard, which was adopted as of February 1, 2020 using the modified retrospective method, as described in Note 1 of the Notes to the Condensed Consolidated Financial Statements. The provision recognized on the Condensed Consolidated Statements of Income (Loss) during the three and six months ended July 31, 2020 is based on an assessment of the impact of current and expected future conditions, inclusive of the effect of the COVID-19 pandemic on credit losses. The duration and severity of COVID-19 and continued market volatility is highly uncertain and, as such, the impact on expected credit losses is subject to significant judgment and may cause variability in the Company’s allowance for credit losses in future periods.

The following table presents the changes in the Company’s allowance for expected credit losses for the periods indicated:

	Three Months Ended	Six Months Ended
	July 31, 2020	July 31, 2020
	(in millions)
Trade Receivables - Allowance for expected credit losses:
Balance at beginning of period	$144	$94
Adjustment for adoption of the new CECL standard (Note 1)	—	27
Provision charged to income statement	11	47
Bad debt write-offs	(9)	(22)
Balance at end of period	$146	$146

Warranty Liability

The following table presents changes in the Company’s liability for standard limited warranties for the periods indicated:

	Three Months Ended		Six Months Ended
	July 31, 2020	August 2, 2019	July 31, 2020	August 2, 2019
	(in millions)
Warranty liability:
Warranty liability at beginning of period	$476	$500	$496	$524
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties (a) (b)	206	237	354	440
Service obligations honored	(203)	(212)	(371)	(439)
Warranty liability at end of period	$479	$525	$479	$525
Current portion	$339	$355	$339	$355
Non-current portion	$140	$170	$140	$170
____________________
(a)Changes in cost estimates related to pre-existing warranties are aggregated with accruals for new standard warranty contracts. The Company’s warranty liability process does not differentiate between estimates made for pre-existing warranties and new warranty obligations.
(b)Includes the impact of foreign currency exchange rate fluctuations.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 19 — SUBSEQUENT EVENTS

On September 1, 2020, the Company completed its divestiture of RSA Security to a consortium of investors in an all-cash transaction for approximately $2.082 billion. For more information about this transaction, see Note 1 of the Notes to the Condensed Consolidated Financial Statements.

Other than the matters identified above, there were no known events occurring after July 31, 2020 and up until the date of the issuance of this report that would materially affect the information presented herein.

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

Dell Technologies operates with significant scale and an unmatched breadth of complementary offerings. Digital transformation has become essential to all businesses, and we have expanded our portfolio to include holistic solutions that enable our customers to drive their ongoing digital transformation initiatives. Dell Technologies’ integrated solutions help customers modernize their IT infrastructure, address workforce transformation, and provide critical solutions to keep people and organizations connected in this current time of disruption. With our extensive portfolio and our commitment to innovation, we have the ability to offer secure, integrated solutions that extend from the edge to the core to the cloud, and we are at the forefront of the software-defined and cloud native infrastructure era. Our end-to-end portfolio is supported by a differentiated go-to-market engine, which includes a 43,000-person sales force, a global network of channel partners, and a world-class supply chain that together drive long-term growth and operating efficiencies.

Products and Services

We design, develop, manufacture, market, sell, and support a wide range of comprehensive and integrated solutions, products, and services. We are organized into the following business units, which are our reportable segments: Infrastructure Solutions Group; Client Solutions Group; and VMware.

•Infrastructure Solutions Group (“ISG”) — ISG enables the digital transformation of our customers through our trusted multi-cloud and big data solutions, which are built upon a modern data center infrastructure. ISG works with customers in the area of hybrid cloud deployment with the goal of simplifying, streamlining, and automating cloud operations. ISG solutions are built for multicloud environments and are optimized to run cloud native workloads in both public and private clouds, as well as traditional on-premise workloads.

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

•Client Solutions Group (“CSG”) — CSG includes branded hardware (such as desktops, workstations, and notebooks) and branded peripherals (such as displays and projectors), as well as third-party software and peripherals. Our computing devices are designed with our commercial and consumer customers’ needs in mind, and we seek to optimize performance, reliability, manageability, design, and security. In addition to our traditional hardware business, we have a portfolio of thin client offerings that we believe will allow us to benefit from the growth trends in cloud computing. For our customers that are seeking to simplify client lifecycle management, Dell PC as a Service offering combines hardware, software, lifecycle services, and financing into one all-encompassing solution that provides predictable pricing per seat per month through Dell Financial Services. CSG also offers attached software, peripherals, and services, including support and deployment, configuration, and extended warranty services.

Approximately half of CSG revenue is generated by sales to customers in the Americas, with the remaining portion derived from sales to customers in EMEA and APJ.

•VMware — The VMware reportable segment (“VMware”) reflects the operations of VMware, Inc. (NYSE: VMW) within Dell Technologies. VMware works with customers in the areas of hybrid and multi-cloud, modern applications, networking, security, and digital workspaces, helping customers manage their IT resources across private clouds and complex multi-cloud, multi-device environments. VMware’s portfolio supports and addresses the key IT priorities of customers: accelerating their cloud journey, modernizing their applications, empowering digital workspaces, transforming networking, and embracing intrinsic security. VMware enables its customers to digitally transform their operations as they ready their applications, infrastructure, and employees for constantly evolving business needs.

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

•Secureworks (NASDAQ: SCWX) is a leading global provider of intelligence-driven information security solutions singularly focused on protecting its clients from cyber attacks. The solutions offered by Secureworks enable organizations of varying size and complexity to fortify their cyber defenses to prevent security breaches, detect malicious activity in near real time, prioritize and respond rapidly to security incidents, and predict emerging threats.

•Virtustream offers cloud software and infrastructure-as-a-service solutions that enable customers to migrate, run, and manage mission-critical applications in cloud-based IT environments.

•Boomi specializes in cloud-based integration, connecting information between existing on-premise and cloud-based applications to ensure that business processes are optimized, data is accurate and workflow is reliable.

•RSA Security provides essential cybersecurity solutions engineered to enable organizations to detect, investigate, and respond to advanced attacks, confirm and manage identities, and, ultimately, help reduce IP theft, fraud, and cybercrime. As of July 31, 2020, the assets and liabilities of RSA Security were classified as held for sale on our Condensed Consolidated Statements of Financial Position. On September 1, 2020, Dell Technologies completed its divestiture of RSA Security to a consortium of investors in an all-cash transaction for approximately $2.082 billion. The transaction is intended to further simplify our product portfolio and corporate structure.

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

Dell Financial Services

Dell Financial Services and its affiliates (“DFS”) support our businesses by offering and arranging various financing options and services for our customers in North America, Europe, Australia, and New Zealand. DFS originates, collects, and services customer receivables primarily related to the purchase or use of our product, software, and service solutions. We also arrange financing for some of our customers in various countries where DFS does not currently operate as a captive. DFS further strengthens our customer relationships through its flexible consumption models, which enable us to offer our customers the option to pay over time and, in certain cases, based on utilization, providing them with financial flexibility to meet their changing technological requirements. The results of these operations are allocated to our segments based on the underlying product or service financed. In response to the coronavirus disease 2019 (“COVID-19”) pandemic, we are focused on supporting our customers and intend to provide up to $9 billion in financing support by offering low or zero percent interest rate programs as well as payment deferral options. The financial impact to DFS and our securitization and structured financing programs is not expected to be material. For additional information about our financing arrangements, see Note 4 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Strategic Investments and Acquisitions

As part of our strategy, we will continue to evaluate opportunities for strategic investments through our venture capital investment arm, Dell Technologies Capital, with a focus on emerging technology areas that are relevant to all segments of our business and that will complement our existing portfolio of solutions. Our investment areas include storage, software-defined networking, management and orchestration, security, machine learning and artificial intelligence, Big Data and analytics, cloud, Internet of Things (“IoT”), and software development operations. In addition to these investments, we also may make disciplined acquisitions targeting businesses that advance our strategic objectives. As of July 31, 2020 and January 31, 2020, Dell Technologies held strategic investments of $1.0 billion and $0.9 billion, respectively.

Business Trends and Challenges

COVID-19 Pandemic and Response — In March 2020, the World Health Organization (“WHO”) declared the outbreak of the COVID-19 a global pandemic. This declaration has been followed by significant governmental measures implemented in the United States and globally, including travel bans and restrictions, shelter-in-place orders, limitations and closures of non-essential businesses, and social distancing requirements in efforts to slow down and control the spread of the virus.

The health of our employees, customers, business partners, and communities remains our primary focus. We have taken numerous actions to date in response to COVID-19, including a swift implementation of our business continuity plans. Our crisis management team is actively engaged to respond to changes in our environment quickly and effectively, and to ensure that our preparedness plans and response activities are aligned with recommendations of the WHO, the U.S. Centers for Disease Control and Prevention, and governmental regulations. We have implemented broad travel restrictions and moved to virtual-only events. Most of our employees were previously equipped with remote work capabilities over the past several years, thus enabling us to quickly establish a work-from-home posture for the majority of our employees. Further, we implemented pandemic-specific protocols for our essential employees whose jobs require them to be on-site or with customers. Certain regions and municipalities within the United States and internationally are beginning to lift stay-at-home and quarantine mandates. We are actively working with governments across the world to develop return-to-site protocols to ensure the health and safety of our employees, customers, and business partners.

We are working closely with our customers and business partners to support them as they expand their own remote work solutions and contingency plans, helping them access our products and services remotely. We have benefited from our agility, our breadth, and our scale. Notable actions we have taken include the following:

•Our global sales teams embraced a new selling process and are successfully supporting our customers and partners remotely.

•We are helping to address our customers’ cash flow requirements by expanding our as-a-service and financing offerings.

•Our close relationships and ability to connect directly with our customers through our e-commerce business have enabled us to quickly meet the immediate demands of the new work- and learn-from-home environments.

•The strength, scale, and resiliency of our global supply chain have afforded us flexibility to manage through this challenging time. We adapted to events unfolding real-time by applying predictive analytics to model a variety of outcomes to respond quickly to the changing environment.  We optimized our global supply chain footprint to maximize factory uptime, for both Dell Technologies and our suppliers, by working through various local governmental regulations and mandates. During this time, we established robust safety measures to protect the health and safety of our essential team members.

•We continue to drive innovation and excellence in engineering with a largely remote workforce. Engineers and product teams recently delivered several critical solutions, including cloud updates and key client product refreshes, as well as the May 2020 launch of the PowerStore midrange storage solution.

During the first six months of Fiscal 2021, we took certain precautionary measures to increase our cash position and preserve financial flexibility. We also made a series of prudent decisions to manage expenses and preserve liquidity including but not limited to global hiring limitations, reduction in consulting and contractor costs, global travel restrictions, suspension of the Dell 401(k) match program for U.S. employees, and lower facilities-related costs. All of these actions are aligned with our strategy, which remains unchanged, of focusing on gaining share, integrating and innovating across the Dell Technologies portfolio, and strengthening our capital structure.

We saw unique demand dynamics during the first six months of Fiscal 2021. For additional information about impacts of COVID-19 on our operations, see “Results of Operations—Consolidated Results” and “—Business Unit Results.”

We are unable to accurately predict the full impact this unprecedented environment may have on our results of operations, financial condition, liquidity and cash flows due to numerous uncertainties involved, including the progression of the COVID-19 pandemic, governmental responses, and the timing of recovery. We will continue to actively monitor global events and make prudent decisions to navigate in this uncertain and ever-changing environment. We believe we are well-positioned for long-term success, and that we will continue to lead the industry with innovative solutions and the essential technology that the world needs now more than ever.

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

We are seeing an accelerated rate of change in the IT industry. We seek to address our customers’ evolving needs and their broader digital transformation objectives as they embrace the hybrid multi-cloud environment of today. For many customers right now, a top digital priority is to build stable and resilient remote operational capabilities. We are seeing demand for simpler, more agile IT across multiple clouds. The pandemic has accelerated the introduction and adoption of new technologies to ensure productivity and collaboration from anywhere. In light of this rapid pace of innovation, we continue to invest in research and development, sales, and other key areas of our business to deliver superior products and solutions capabilities and to drive long-term sustainable growth.

ISG — We expect that ISG will continue to be impacted by the changing nature of the IT infrastructure market and competitive environment. The overall server demand environment was down for the first six months of Fiscal 2021 and remains varied among international regions. We will continue to be selective in determining whether to pursue certain large hyperscale and other server transactions as we drive for balanced growth and profitability. With our scale and strong solutions portfolio, we believe we are well-positioned to respond to ongoing competitive dynamics. We continue to focus on customer base expansion and lifetime value of customer relationships.

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

CSG — Our CSG offerings are an important element of our strategy, generating strong cash flow and opportunities for cross-selling of complementary solutions. During the first six months of Fiscal 2021, CSG demand was strong in certain product lines, particularly for notebooks and gaming systems, while demand for commercial desktops decreased. These demand dynamics were driven by the imperative for remote work and remote learning solutions, as business, government, and education customers sought to maintain productivity in the midst of COVID-19. We continue to deploy Dell PC as a Service offerings for customers who are seeking simplified solutions and lifecycle management with predictable pricing through DFS. We expect that the CSG demand environment will to continue to be cyclical, but the near-term demand environment remains uncertain given current macro-economic dynamics, including the effects of COVID-19. We expect a higher mix toward consumer solutions and entry-level notebooks in the second half of Fiscal 2021, which may put pressure on CSG operating results. We remain committed to our long-term strategy for CSG and will continue to innovate across the portfolio, while benefiting from consolidation trends that are occurring in the markets in which we compete. Competitive dynamics will continue to be a factor in our CSG business as we seek to balance profitability and growth.

Recurring Revenue and Consumption Models — Our customers are interested in new and innovative models that address how they consume our solutions. We offer options including as-a-service, utility, leases, and immediate pay models, all designed to match customers’ consumption and financing preferences. Our multi-year agreements typically result in recurring revenue streams over the term of the arrangement. We expect that our flexible consumption models will further strengthen our customer relationships and provide a foundation for growth in recurring revenue.

Supply Chain — During Fiscal 2020, we recognized benefits to our ISG and CSG operating results from significant component cost declines. During the second quarter of Fiscal 2021, the ISG component cost environment became inflationary. For CSG, component costs continued to be deflationary during the second quarter of Fiscal 2021, but at a lower rate than during the first quarter of Fiscal 2021. We currently expect the component cost environment will be inflationary in the aggregate during the third quarter of Fiscal 2021 and then will return to a deflationary environment in the fourth quarter of Fiscal 2021. The component cost trends and forecasts are dependent on the strength or weakness of actual end-user demand and supply dynamics, which will continue to evolve and ultimately impact the translation of the cost environment to pricing and operating results.

Dell Technologies maintains limited-source supplier relationships for processors, because the relationships are advantageous in the areas of performance, quality, support, delivery, capacity, and price considerations. In recent periods, we have been impacted by processor and other supply constraints in certain product offerings, some of which resulted from COVID-19 driven demand patterns. Delays in the supply of limited-source components, including as a result of COVID-19, are affecting the timing of shipments of certain products in desired quantities or configurations.

Macro-Economic Risks and Uncertainties — The impacts of trade protection measures, including increases in tariffs and trade barriers, and changes in government policies and international trade arrangements may affect our ability to conduct business in some non-U.S. markets. We monitor and seek to mitigate these risks with adjustments to our manufacturing, supply chain, and distribution networks.

We manage our business on a U.S. dollar basis. However, we have a large global presence, generating approximately half of our revenue by sales to customers outside of the United States during both the first six months of Fiscal 2021 and Fiscal 2020. As a result, our revenue can be impacted by fluctuations in foreign currency exchange rates. We utilize a comprehensive hedging strategy intended to mitigate the impact of foreign currency volatility over time, and we adjust pricing when possible to further minimize foreign currency impacts.

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

VMware, Inc. Ownership

On July 15, 2020, we announced that we are exploring potential alternatives with respect to our ownership in VMware, Inc., including a potential spin-off of that ownership interest to Dell Technologies’ stockholders. Although this process is currently only at an exploratory stage, we believe a spin-off could benefit both Dell Technologies’ and VMware, Inc.’s stockholders by simplifying capital structures and enhancing strategic flexibility, while still maintaining a mutually beneficial strategic and commercial partnership. Any potential spin-off would not occur prior to September 2021. Other strategic options include maintaining the status quo with respect to our ownership interest in VMware, Inc.

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

We use non-GAAP financial measures to supplement financial information presented on a GAAP basis. Management considers these non-GAAP measures in evaluating our operating trends and performance. Moreover, we believe these non-GAAP financial measures provide our stakeholders with useful and transparent information to help them evaluate our operating results by facilitating an enhanced understanding of our operating performance and enabling them to make more meaningful period to period comparisons. There are limitations to the use of the non-GAAP financial measures presented in this report. Our non-GAAP financial measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.

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

Revenue Reclassification — During Fiscal 2020, Dell Technologies made certain reclassifications of net revenue between the products and services categories on the Consolidated Statement of Net Income (Loss), which impacted previously reported amounts for the second quarter and first six months of Fiscal 2020. The reclassifications were made to provide a more meaningful representation of the nature of certain service and software-as-a-service offerings of VMware, Inc. The reclassifications resulted in an increase to services revenue and an equal and offsetting decrease to product revenue of $195 million and $374 million for the second quarter and first six months of Fiscal 2020, respectively. Total net revenue as previously reported remains unchanged. The Company did not recast cost of goods sold for the related revenue reclassifications due to immateriality.

The following is a summary of the items excluded from the most comparable GAAP financial measures to calculate our non-GAAP financial measures:

•Amortization of Intangible Assets — Amortization of intangible assets primarily consists of amortization of customer relationships, developed technology, and trade names. In connection with our acquisition by merger of EMC on September 7, 2016, referred to as the EMC merger transaction, and the acquisition of Dell Inc. by Dell Technologies Inc. on October 29, 2013, referred to as the going-private transaction, all of the tangible and intangible assets and liabilities of EMC and Dell, respectively, were accounted for and recognized at fair value on the transaction dates. Accordingly, for the periods presented, amortization of intangible assets represents amortization associated with intangible assets recognized in connection with the EMC merger transaction and the going-private transaction. Amortization charges for purchased intangible assets are significantly impacted by the timing and magnitude of our acquisitions, and these charges may vary in amount from period to period. We exclude these charges for purposes of calculating the non-GAAP financial measures presented below to facilitate a more meaningful evaluation of our current operating performance and comparisons to our past operating performance.

•Impact of Purchase Accounting — The impact of purchase accounting includes purchase accounting adjustments related to the EMC merger transaction and, to a lesser extent, the going-private transaction, recorded under the acquisition method of accounting in accordance with the accounting guidance for business combinations. This guidance prescribes that the purchase price be allocated to assets acquired and liabilities assumed based on the estimated fair value of such assets and liabilities on the date of the transaction. Accordingly, all of the assets and liabilities acquired in the EMC merger transaction and the going-private transaction were accounted for and recognized at fair value as of the respective transaction dates, and the fair value adjustments are being amortized over the estimated useful lives in the periods following the transactions. The fair value adjustments primarily relate to deferred revenue, inventory, and property, plant, and equipment. Although the purchase accounting adjustments and related amortization of those adjustments are reflected in our GAAP results, we evaluate the operating results of the underlying businesses on a non-GAAP basis, after removing such adjustments. We believe that excluding the impact of purchase accounting provides results that are useful in understanding our current operating performance and provides more meaningful comparisons to our past operating performance.

•Transaction-related Expenses — Transaction-related expenses typically consist of acquisition, integration, and divestiture related costs and are expensed as incurred. These expenses primarily represent costs for legal, banking, consulting, and advisory services.  From time to time, this category also may include transaction-related gains on divestitures of businesses or asset sales. During the first quarter of Fiscal 2021, we recognized a gain of $120 million on the sale of certain intellectual property assets. We exclude these items for purposes of calculating the non-GAAP financial measures presented below to facilitate a more meaningful evaluation of our current operating performance and comparisons to our past operating performance. See Note 8 of the Notes to the Condensed Consolidated Financial Statements for additional information about VMware, Inc. acquisitions.

•Stock-based Compensation Expense — Stock-based compensation expense consists of equity awards granted based on the estimated fair value of those awards at grant date. We estimate the fair value of service-based stock options using the Black-Scholes valuation model. To estimate the fair value of performance-based awards containing a market condition, we use the Monte Carlo valuation model. For all other share-based awards, the fair value is based on the closing price of the Class C Common Stock as reported on the NYSE on the date of grant. Although stock-based compensation is an important aspect of the compensation of our employees and executives, the fair value of the stock-based awards may bear little resemblance to the actual value realized upon the vesting or future exercise of the related stock-based awards. We believe that excluding stock-based compensation expense for purposes of calculating the non-GAAP financial measures presented below facilitates a more meaningful evaluation of our current operating performance and comparisons to our past operating performance.

•Other Corporate Expenses — Other corporate expenses consists primarily of severance, facility action, and other costs. Severance costs are primarily related to severance and benefits for employees terminated pursuant to cost savings initiatives. We continue to integrate owned and leased facilities and may incur additional costs as we seek opportunities for operational efficiencies. Other corporate expenses vary from period to period and are significantly impacted by the timing and nature of these events. Therefore, although we may incur these types of expenses in the future, we believe that eliminating these charges for purposes of calculating the non-GAAP financial measures presented below facilitates a more meaningful evaluation of our current operating performance and comparisons to our past operating performance. During the second quarter and first six months of Fiscal 2020, this category includes Virtustream gross impairment charges of $619 million.

•Fair Value Adjustments on Equity Investments — Fair value adjustments on equity investments primarily consists of the gain (loss) on strategic investments, which includes the recurring fair value adjustments of investments in publicly-traded companies, as well as those in privately-held companies, which are adjusted for observable price changes and, to a lesser extent, any potential impairments. Given the volatility in the ongoing adjustments to the valuation of these strategic investments, we believe that excluding these gains and losses for purposes of calculating non-GAAP net income presented below facilitates a more meaningful evaluation of our current operating performance and comparisons to our past operating performance.

•Aggregate Adjustment for Income Taxes — The aggregate adjustment for income taxes is the estimated combined income tax effect for the adjustments described above, as well as an adjustment for discrete tax items. Due to the variability in recognition of discrete tax items from period to period, we believe that excluding these benefits or charges for purposes of calculating non-GAAP net income facilitates a more meaningful evaluation of our current operating performance and comparisons to our past operating performance. The tax effects are determined based on the tax jurisdictions where the above items were incurred. This category includes discrete tax benefits of $746 million related to an audit settlement in the second quarter and first six months of Fiscal 2021, and $59 million from an intra-entity asset transfer of certain of Pivotal’s intellectual property to an Irish subsidiary that was completed by VMware, Inc. during the first six months of Fiscal 2021. This category also includes discrete tax benefits of $4.5 billion and $4.9 billion related to similar intra-entity asset transfers in the second quarter and first six months of Fiscal 2020, respectively. See Note 11 of the Notes to the Condensed Consolidated Financial Statements for additional information about our income taxes.

The table below presents a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP measure for the periods indicated:

	Three Months Ended			Six Months Ended
	July 31, 2020	% Change	August 2, 2019	July 31, 2020	% Change	August 2, 2019
	(in millions, except percentages)
Product net revenue	$16,737	(7)%	$17,915	$32,775	(5)%	$34,490
Non-GAAP adjustments:
Impact of purchase accounting	2		6	6		10
Non-GAAP product net revenue	$16,739	(7)%	$17,921	$32,781	(5)%	$34,500

Services net revenue	$5,996	10%	$5,455	$11,855	10%	$10,788
Non-GAAP adjustments:
Impact of purchase accounting	40		78	84		156
Non-GAAP services net revenue	$6,036	9%	$5,533	$11,939	9%	$10,944

Net revenue	$22,733	(3)%	$23,370	$44,630	(1)%	$45,278
Non-GAAP adjustments:
Impact of purchase accounting	42		84	90		166
Non-GAAP net revenue	$22,775	(3)%	$23,454	$44,720	(2)%	$45,444

Product gross margin	$3,407	(15)%	$4,026	$6,641	(12)%	$7,522
Non-GAAP adjustments:
Amortization of intangibles	374		519	746		1,038
Impact of purchase accounting	3		7	10		13
Transaction-related expenses	—		(3)	—		(5)
Stock-based compensation expense	6		4	10		6
Other corporate expenses	1		5	3		9
Non-GAAP product gross margin	$3,791	(17)%	$4,558	$7,410	(14)%	$8,583

Services gross margin	$3,749	14%	$3,300	$7,368	12%	$6,601
Non-GAAP adjustments:
Amortization of intangibles	1		—	1		—
Impact of purchase accounting	40		78	84		156
Transaction-related expenses	—		3	—		—
Stock-based compensation expense	44		28	80		52
Other corporate expenses	1		19	8		28
Non-GAAP services gross margin	$3,835	12%	$3,428	$7,541	10%	$6,837

	Three Months Ended			Six Months Ended
	July 31, 2020	% Change	August 2, 2019	July 31, 2020	% Change	August 2, 2019
	(in millions, except percentages)
Gross margin	$7,156	(2)%	$7,326	$14,009	(1)%	$14,123
Non-GAAP adjustments:
Amortization of intangibles	375		519	747		1,038
Impact of purchase accounting	43		85	94		169
Transaction-related expenses	—		—	—		(5)
Stock-based compensation expense	50		32	90		58
Other corporate expenses	2		24	11		37
Non-GAAP gross margin	$7,626	(5)%	$7,986	$14,951	(3)%	$15,420

Operating expenses	$6,020	(12)%	$6,807	$12,171	(7)%	$13,054
Non-GAAP adjustments:
Amortization of intangibles	(472)		(541)	(955)		(1,239)
Impact of purchase accounting	(10)		(17)	(22)		(34)
Transaction-related expenses	(83)		(47)	(159)		(94)
Stock-based compensation expense	(363)		(269)	(693)		(506)
Other corporate expenses	(84)		(690)	(170)		(700)
Non-GAAP operating expenses	$5,008	(4)%	$5,243	$10,172	(3)%	$10,481

Operating income	$1,136	119%	$519	$1,838	72%	$1,069
Non-GAAP adjustments:
Amortization of intangibles	847		1,060	1,702		2,277
Impact of purchase accounting	53		102	116		203
Transaction-related expenses	83		47	159		89
Stock-based compensation expense	413		301	783		564
Other corporate expenses	86		714	181		737
Non-GAAP operating income	$2,618	(5)%	$2,743	$4,779	(3)%	$4,939

Net income	$1,099	(74)%	$4,232	$1,281	(72)%	$4,561
Non-GAAP adjustments:
Amortization of intangibles	847		1,060	1,702		2,277
Impact of purchase accounting	53		102	116		203
Transaction-related (income) expenses	83		47	39		89
Stock-based compensation expense	413		301	783		564
Other corporate expenses	86		714	181		737
Fair value adjustments on equity investments	(8)		(80)	(102)		(142)
Aggregate adjustment for income taxes	(952)		(4,625)	(1,236)		(5,329)
Non-GAAP net income	$1,621	(7)%	$1,751	$2,764	(7)%	$2,960

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

The table below presents a reconciliation of EBITDA and adjusted EBITDA to net income for the periods indicated:

	Three Months Ended			Six Months Ended
	July 31, 2020	% Change	August 2, 2019	July 31, 2020	% Change	August 2, 2019
	(in millions, except percentages)
Net income	$1,099	(74)%	$4,232	$1,281	(72)%	$4,561
Adjustments:
Interest and other, net (a)	636		630	1,202		1,323
Income tax benefit (b)	(599)		(4,343)	(645)		(4,815)
Depreciation and amortization	1,340		1,498	2,656		3,114
EBITDA	$2,476	23%	$2,017	$4,494	7%	$4,183

EBITDA	$2,476	23%	$2,017	$4,494	7%	$4,183
Adjustments:
Stock-based compensation expense	413		301	783		564
Impact of purchase accounting (c)	42		84	90		167
Transaction-related expenses (d)	83		47	159		89
Other corporate expenses (e)	86		707	181		726
Adjusted EBITDA	$3,100	(2)%	$3,156	$5,707	—%	$5,729
____________________
(a)See “Results of Operations — Interest and Other, Net” for more information on the components of interest and other, net.
(b)See Note 11 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information on discrete tax items recorded during the second quarter and first six months of Fiscal 2021 and Fiscal 2020.
(c)This amount includes the non-cash purchase accounting adjustments related to the EMC merger transaction and the going-private transaction.
(d)Transaction-related expenses consist of acquisition, integration, and divestiture related costs.
(e)Other corporate expenses includes impairment charges, severance, facility action, and other costs.

RESULTS OF OPERATIONS

Consolidated Results

The following table summarizes our consolidated results for each of the periods presented. Unless otherwise indicated, all changes identified for the current period results represent comparisons to results for the prior corresponding fiscal period.

	Three Months Ended					Six Months Ended
	July 31, 2020			August 2, 2019		July 31, 2020			August 2, 2019
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue
	(in millions, except percentages)
Net revenue:
Products (a)	$16,737	73.6%	(7)%	$17,915	76.7%	$32,775	73.4%	(5)%	$34,490	76.2%
Services (a)	5,996	26.4%	10%	5,455	23.3%	11,855	26.6%	10%	10,788	23.8%
Total net revenue	$22,733	100.0%	(3)%	$23,370	100.0%	$44,630	100.0%	(1)%	$45,278	100.0%
Gross margin:
Products (b)	$3,407	20.4%	(15)%	$4,026	22.5%	$6,641	20.3%	(12)%	$7,522	21.8%
Services (c)	3,749	62.5%	14%	3,300	60.5%	7,368	62.2%	12%	6,601	61.2%
Total gross margin	$7,156	31.5%	(2)%	$7,326	31.3%	$14,009	31.4%	(1)%	$14,123	31.2%
Operating expenses	$6,020	26.5%	(12)%	$6,807	29.1%	$12,171	27.3%	(7)%	$13,054	28.8%
Operating income	$1,136	5.0%	119%	$519	2.2%	$1,838	4.1%	72%	$1,069	2.4%
Net income	$1,099	4.8%	(74)%	$4,232	18.1%	$1,281	2.9%	(72)%	$4,561	10.1%
Net income attributable to Dell Technologies Inc.	$1,048	4.6%	(69)%	$3,416	14.6%	$1,191	2.7%	(68)%	$3,709	8.2%

Non-GAAP Financial Information
Non-GAAP net revenue:
Products (a)	$16,739	73.5%	(7)%	$17,921	76.4%	$32,781	73.3%	(5)%	$34,500	75.9%
Services (a)	6,036	26.5%	9%	5,533	23.6%	11,939	26.7%	9%	10,944	24.1%
Total non-GAAP net revenue	$22,775	100.0%	(3)%	$23,454	100.0%	$44,720	100.0%	(2)%	$45,444	100.0%
Non-GAAP gross margin:
Products (b)	$3,791	22.6%	(17)%	$4,558	25.4%	$7,410	22.6%	(14)%	$8,583	24.9%
Services (c)	3,835	63.5%	12%	3,428	62.0%	7,541	63.2%	10%	6,837	62.5%
Total non-GAAP gross margin	$7,626	33.5%	(5)%	$7,986	34.0%	$14,951	33.4%	(3)%	$15,420	33.9%
Non-GAAP operating expenses	$5,008	22.0%	(4)%	$5,243	22.4%	$10,172	22.7%	(3)%	$10,481	23.1%
Non-GAAP operating income	$2,618	11.5%	(5)%	$2,743	11.7%	$4,779	10.7%	(3)%	$4,939	10.9%
Non-GAAP net income	$1,621	7.1%	(7)%	$1,751	7.5%	$2,764	6.2%	(7)%	$2,960	6.5%
EBITDA	$2,476	10.9%	23%	$2,017	8.6%	$4,494	10.0%	7%	$4,183	9.2%
Adjusted EBITDA	$3,100	13.6%	(2)%	$3,156	13.5%	$5,707	12.8%	—%	$5,729	12.6%
____________________
(a) During Fiscal 2020, Dell Technologies made certain reclassifications of net revenue between the products and services categories on the Consolidated Statement of Net Income (Loss), which impacted previously reported amounts for the second quarter and first six months of Fiscal 2020. The Company did not recast cost of goods sold for the related revenue reclassifications due to immateriality. The reclassifications resulted in an increase to services revenue and an equal and offsetting decrease to product revenue of $195 million and $374 million for the second quarter and first six months of Fiscal 2020, respectively. Total net revenue as previously reported remains unchanged.

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

Non-GAAP product net revenue, non-GAAP services net revenue, non-GAAP net revenue, non-GAAP product gross margin, non-GAAP services gross margin, non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income, non-GAAP net income, EBITDA, and adjusted EBITDA are not measurements of financial performance prepared in accordance with GAAP. Non-GAAP financial measures as a percentage of net revenue are calculated based on non-GAAP net revenue. See “Non-GAAP Financial Measures” for additional information about these non-GAAP financial measures, including our reasons for including these measures, material limitations with respect to the usefulness of the measures, and a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.

Overview

During the second quarter and first six months of Fiscal 2021, our net revenue decreased 3% and 1%, respectively, as we benefited from the strength of our broad technology solutions portfolio, which helped us navigate market volatility and competitive pressures, particularly due to the COVID-19 environment. During the second quarter and first six months of Fiscal 2021, our non-GAAP net revenue decreased 3% and 2%, respectively. Declines in ISG and CSG net revenue were partially offset by an increase in VMware net revenue for both the second quarter and first six months of Fiscal 2021. VMware net revenue increased as a result of broad-based strength across the portfolio, primarily due to growth in sales of subscriptions and software-as-a-service offerings. ISG net revenue decreased primarily due to a weaker demand environment as customers continued to direct their investments towards remote work and business continuity solutions. The decrease in CSG net revenue was primarily driven by lower demand for commercial desktops, partially offset by growth in consumer solutions and continued demand for commercial notebooks. Although we are in the midst of unprecedented uncertainty as a result of the ongoing COVID-19 pandemic, we believe we are well-positioned for long-term profitable growth while also maintaining the ability to adjust as needed to changing market conditions with complementary solutions across all segments of our business, an agile workforce, and the strength of our global supply chain.

During the second quarter and first six months of Fiscal 2021, our operating income increased 119% and 72%, respectively, primarily due to the absence of Virtustream impairment charges of $619 million recognized in the second quarter and first six months of Fiscal 2020. Operating income also benefited from increases in operating income for VMware and other businesses, and decreases in amortization of intangible assets. These benefits were partially offset by decreases in operating income for CSG and ISG and increases in stock-based compensation expense.

Amortization of intangible assets, stock-based compensation expense, and other corporate expenses that impacted our operating income totaled $1.3 billion and $2.1 billion for the second quarter of Fiscal 2021 and Fiscal 2020, respectively, and $2.7 billion and $3.6 billion for the first six months of Fiscal 2021 and Fiscal 2020, respectively. Excluding these costs, and the impact of purchase accounting and transaction-related expenses, our non-GAAP operating income decreased 5% and 3% during the second quarter and first six months of Fiscal 2021, respectively, due to decreases in operating income for ISG and CSG, which were partially offset by increases in operating income for VMware and other businesses.

Cash provided by operating activities was $2.5 billion for the first six months of Fiscal 2021 compared to $4.0 billion for the first six months of Fiscal 2020. The decrease in operating cash flows during the first six months of Fiscal 2021 was primarily attributable to unfavorable working capital impacts of an increase in inventory related to the COVID-19 pandemic and timing of purchases and payments to vendors. See “Market Conditions, Liquidity, and Capital Commitments” for further information on our cash flow metrics.

Net Revenue

During the second quarter and first six months of Fiscal 2021, our net revenue decreased 3% and 1%, respectively. During the second quarter and first six months of Fiscal 2021, our non-GAAP net revenue decreased 3% and 2%, respectively. The decreases in net revenue and non-GAAP net revenue were primarily attributable to declines in net revenue in CSG and ISG, which were partially offset by increases in VMware net revenue. See “Business Unit Results” for further information.

•Product Net Revenue — Product net revenue includes revenue from the sale of hardware products and software licenses. During the second quarter and first six months of Fiscal 2021, product net revenue decreased 7% and 5%, respectively. During the second quarter and first six months of Fiscal 2021, non-GAAP product net revenue also decreased 7% and 5%, respectively. The decreases in product net revenue and non-GAAP product net revenue were due to decreases in product net revenue for ISG and CSG. The decrease in CSG product net revenue was driven by a decline in sales of commercial desktops during the second quarter and first six months of Fiscal 2021.

•Services Net Revenue — Services net revenue includes revenue from our services offerings and support services related to hardware products and software licenses. Services net revenue increased 10% during both the second quarter and first six months of Fiscal 2021. Non-GAAP services net revenue increased 9% during both the second quarter and first six months of Fiscal 2021. The increases in services net revenue and non-GAAP services net revenue were primarily attributable to increases in services net revenue for CSG third-party software and maintenance and VMware software. A substantial portion of services net revenue is derived from offerings that have been deferred over a period of time, and, as a result, reported services net revenue growth rates will be different than reported product net revenue growth rates.

From a geographical perspective, net revenue generated by sales to customers in the all regions decreased during the second quarter of Fiscal 2021 due to a weaker demand environment for ISG and CSG stemming from continuing macro-economic challenges.

During the first six months of Fiscal 2021, net revenue generated by sales to customers in the Americas increased primarily as a result of strong performance in CSG during the first quarter of Fiscal 2021. In EMEA, net revenue from sales to customers decreased due to a weaker demand environment for ISG. In APJ, a weaker demand environment for ISG and CSG drove the decrease in net revenue from sales to customers.

Gross Margin

During the second quarter and first six months of Fiscal 2021, our gross margin decreased 2% to $7.2 billion and 1% to $14.0 billion, respectively. The decreases in our gross margin during the second quarter and first six months of Fiscal 2021 were driven by gross margin decreases for ISG and CSG, partially offset by favorable impacts of gross margin increases in VMware and decreases in amortization of intangible assets. During the second quarter and first six months of Fiscal 2021, our gross margin percentage increased 20 basis points to 31.5% and 20 basis points to 31.4%, respectively. The increases in our gross margin percentage during the second quarter and first six months of Fiscal 2021 were primarily driven by favorable impacts of gross margin percentage increases for VMware and other businesses, and decreases in amortization of intangible assets and purchase accounting adjustments. These impacts were largely offset by the decreases in gross margin percentages for ISG and CSG.

Our gross margin included the impact of amortization of intangibles and purchase accounting adjustments of $0.4 billion and $0.6 billion for the second quarter of Fiscal 2021 and Fiscal 2020, respectively, and $0.8 billion and $1.2 billion during the first six months of Fiscal 2021 and Fiscal 2020, respectively. Excluding these costs, transaction-related expenses, stock-based compensation expense, and other corporate expenses, non-GAAP gross margin during the second quarter and first six months of Fiscal 2021 decreased 5% to $7.6 billion and 3% to $15.0 billion, respectively. Non-GAAP gross margin percentage decreased 50 basis points to 33.5% and 50 basis points to 33.4% during the second quarter and first six months of Fiscal 2021, respectively.

During the second quarter and first six months of Fiscal 2021, the decreases in our non-GAAP gross margin and non-GAAP gross margin percentage were attributable to higher product costs for CSG and ISG and a shift in product mix within CSG. These negative impacts were partially offset by increases in gross margin and gross margin percentage for VMware and other businesses.

•Products — During the second quarter of Fiscal 2021, product gross margin decreased 15% to $3.4 billion, and product gross margin percentage decreased 210 basis points to 20.4%. The decreases in product gross margin and product gross margin percentage were primarily driven by higher product costs for CSG and ISG and a shift in product mix within CSG. These unfavorable impacts were partially offset by a decrease in amortization of intangibles. During the second quarter of Fiscal 2021, non-GAAP product gross margin decreased 17% to $3.8 billion, and non-GAAP product gross margin percentage decreased 280 basis points to 22.6% due to the same CSG and ISG dynamics discussed above.

During the first six months of Fiscal 2021, product gross margin decreased 12% to $6.6 billion, and product gross margin percentage decreased 150 basis points to 20.3%. The decreases in product gross margin and product gross margin percentage were primarily driven by higher product costs for CSG and ISG and a shift in product mix within CSG. These unfavorable impacts were partially offset by a decrease in amortization of intangibles. During the first six months of Fiscal 2021, non-GAAP product gross margin decreased 14% to $7.4 billion, and non-GAAP product gross margin percentage decreased 230 basis points to 22.6% due to the same CSG and ISG dynamics discussed above.

•Services — During the second quarter of Fiscal 2021, services gross margin increased 14% to $3.7 billion, and services gross margin percentage increased 200 basis points to 62.5%. Services gross margin increased due to growth in VMware software maintenance and CSG third-party software and maintenance, and a decrease in purchase accounting adjustments. Excluding purchase accounting adjustments, transaction-related expenses, stock-based compensation expense, and other corporate expenses, non-GAAP services gross margin increased 12% to $3.8 billion during the second quarter of Fiscal 2021 primarily due to growth in VMware software maintenance and CSG third-party software and maintenance. Non-GAAP services gross margin percentage increased 150 basis points to 63.5% due to increases in services gross margin percentages across all segments.

During the first six months of Fiscal 2021, services gross margin increased 12% to $7.4 billion, and services gross margin percentage increased 100 basis points to 62.2%. Services gross margin increased due to growth in VMware software maintenance and CSG third-party software and maintenance, and a decrease in purchase accounting adjustments. Excluding purchase accounting adjustments, transaction-related expenses, stock-based compensation expense, and other corporate expenses, non-GAAP services gross margin increased 10% to $7.5 billion during the first six months of Fiscal 2021 primarily due to growth in VMware software maintenance and CSG third-party software and maintenance. Non-GAAP services gross margin percentage increased 70 basis points to 63.2% primarily due to an increase in VMware services gross margin percentage.

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

The terms and conditions of our vendor rebate programs are largely based on product volumes and are generally negotiated either at the beginning of the annual or quarterly period, depending on the program. The timing and amount of vendor rebates and other discounts we receive under the programs may vary from period to period, reflecting changes in the competitive environment. We monitor our component costs and seek to address the effects of any changes to terms that might arise under our vendor rebate programs. Our gross margins for the second quarter and first six months of Fiscal 2021 and Fiscal 2020 were not materially affected by any changes to the terms of our vendor rebate programs, as the amounts we received under these programs were generally stable relative to our total net cost. We are not aware of any significant changes to vendor pricing or rebate programs that may impact our results in the near term.

Operating Expenses

The following table presents information regarding our operating expenses for the periods indicated:

	Three Months Ended					Six Months Ended
	July 31, 2020			August 2, 2019		July 31, 2020			August 2, 2019
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue
	(in millions, except percentages)
Operating expenses:
Selling, general, and administrative	$4,761	21.0%	(15)%	$5,578	23.8%	$9,647	21.6%	(9)%	$10,649	23.5%
Research and development	1,259	5.5%	2%	1,229	5.3%	2,524	5.7%	5%	2,405	5.3%
Total operating expenses	$6,020	26.5%	(12)%	$6,807	29.1%	$12,171	27.3%	(7)%	$13,054	28.8%

Other Financial Information
Non-GAAP operating expenses	$5,008	22.0%	(4)%	$5,243	22.4%	$10,172	22.7%	(3)%	$10,481	23.1%

During the second quarter and first six months of Fiscal 2021, total operating expenses decreased 12% and 7%, respectively, primarily due to a decrease in selling, general and administrative expenses, offset partially by an increase in research and development expenses. Our operating expenses include amortization of intangible assets, the impact of purchase accounting, transaction-related expenses, stock-based compensation expense, and other corporate expenses. In aggregate, these items totaled $1.0 billion and $1.6 billion for the second quarter of Fiscal 2021 and Fiscal 2020, respectively, and $2.0 billion and $2.6 billion for the first six months of Fiscal 2021 and Fiscal 2020, respectively. Excluding these costs, total non-GAAP operating expenses decreased 4% and 3% for the second quarter and first six months of Fiscal 2021, respectively.

•Selling, General, and Administrative — Selling, general, and administrative (“SG&A”) expenses decreased 15% and 9%, respectively, during the second quarter and first six months of Fiscal 2021. The decreases in SG&A expenses were primarily due to the absence of Virtustream impairment charges of $619 million recognized in the second quarter and first six months of Fiscal 2020. SG&A expenses also decreased due to measures taken as a result of the COVID-19 pandemic, which included global hiring limitations, reduction in consulting and contractor costs, global travel restrictions, suspension of the Dell 401(k) match program for U.S. employees, and lower facilities-related costs, as well as a decrease in amortization of intangible assets. With respect to our cost reduction initiatives, we expect that some of the benefits which we recognized during the second quarter and first six months of Fiscal 2021 will phase out over time.

•Research and Development — Research and development (“R&D”) expenses are primarily composed of personnel-related expenses related to product development. R&D expenses as a percentage of net revenue were approximately 5.5% and 5.3% for the second quarter of Fiscal 2021 and Fiscal 2020, respectively, and 5.7% and 5.3% for the first six months of Fiscal 2021 and Fiscal 2020, respectively. R&D expenses as a percentage of net revenue increased during the second quarter and first six months of Fiscal 2021 primarily due to an increase in compensation-related expense, including stock-based compensation expense, driven by VMware. As our industry continues to change and as the needs of our customers evolve, we intend to support R&D initiatives to innovate and introduce new and enhanced solutions into the market.

We continue to make selective investments designed to enable growth, marketing, and R&D, while balancing our efforts to drive cost efficiencies in the business. We also expect to continue to make investments in support of our own digital transformation to modernize and streamline our IT operations.

Operating Income

During the second quarter and first six months of Fiscal 2021, our operating income increased 119% and 72%, respectively. The increases in our operating income for the second quarter and first six months of Fiscal 2021 were primarily attributable to the absence of Virtustream impairment charges of $619 million recognized in the second quarter and first six months of Fiscal 2020. Operating income also benefited from increases in operating income for VMware and decreases in amortization of intangible assets. These benefits were partially offset by decreases in operating income for CSG and ISG and increases in stock-based compensation expense.

Amortization of intangible assets, stock-based compensation expense, and other corporate expenses that impacted our operating income totaled $1.3 billion and $2.1 billion for the second quarter of Fiscal 2021 and Fiscal 2020, respectively, and $2.7 billion and $3.6 billion for the first six months of Fiscal 2021 and Fiscal 2020, respectively. Excluding these costs, and the impact of purchase accounting and transaction-related expenses, our non-GAAP operating income decreased 5% to $2.6 billion and 3% to $4.8 billion during the second quarter and first six months of Fiscal 2021, respectively. The decreases in our non-GAAP operating income for the second quarter and first six months of Fiscal 2021 were primarily due to decreases in operating income for ISG and CSG, which were partially offset by increases in operating income for VMware and other businesses.

Interest and Other, Net

The following table provides information regarding interest and other, net for the periods indicated:

	Three Months Ended		Six Months Ended
	July 31, 2020	August 2, 2019	July 31, 2020	August 2, 2019
	(in millions)
Interest and other, net:
Investment income, primarily interest	$12	$42	$36	$86
Gain on investments, net	8	80	102	142
Interest expense	(617)	(692)	(1,289)	(1,391)
Foreign exchange	—	(35)	(99)	(80)
Other	(39)	(25)	48	(80)
Total interest and other, net	$(636)	$(630)	$(1,202)	$(1,323)

During the second quarter of Fiscal 2021, interest and other, net was relatively unchanged, as debt extinguishment costs and lower gains on the sale of strategic investments were offset by a decrease in interest expense. During the first six months of Fiscal 2021, the change in interest and other, net was favorable by $121 million primarily due to a gain of $120 million recognized from the sale of certain intellectual property assets during the first quarter of Fiscal 2021.

Income and Other Taxes

For the second quarter of Fiscal 2021 and Fiscal 2020, our effective income tax rates were -119.8% on pre-tax income of $500 million and 3912.6% on pre-tax losses of $111 million, respectively. For the first six months of Fiscal 2021 and Fiscal 2020, our effective income tax rates were -101.4% on pre-tax income of $636 million and 1895.7% on pre-tax losses of $254 million, respectively. The changes in our effective tax rates were primarily driven by discrete tax items and changes in our jurisdictional mix of income. For the second quarter and first six months of Fiscal 2021, our effective income tax rate benefit includes $746 million of discrete tax benefits related to an audit settlement. For the first six months of Fiscal 2021, our effective income tax rate benefit also includes a discrete tax benefit of $59 million from an intra-entity asset transfer of certain of Pivotal’s intellectual property to an Irish subsidiary that was completed by VMware, Inc. during the period. For the second quarter and first six months of Fiscal 2020, our effective tax rates include discrete tax benefits of $4.5 billion and $4.9 billion, respectively, related to similar intra-entity asset transfers. The tax benefit for each intra-entity asset transfer was recorded as a deferred tax asset in the period of transaction and represents the book and tax basis difference on the transferred assets measured based on the applicable Irish statutory tax rate. We expect to be able to realize the deferred tax assets resulting from these intra-entity asset transfers.

Our effective income tax rate can fluctuate depending on the geographic distribution of our worldwide earnings, as our foreign earnings are generally taxed at lower rates than in the United States. The differences between our effective income tax rate and the U.S. federal statutory rate of 21% principally result from the geographical distribution of income, differences between the book and tax treatment of certain items, and the discrete tax items discussed above. In certain jurisdictions, our tax rate is significantly less than the applicable statutory rate as a result of tax holidays. The majority of our foreign income that is subject to these tax holidays and lower tax rates is attributable to Singapore, China, and Malaysia. A significant portion of these income tax benefits relates to a tax holiday that will be effective until January 31, 2029.  Our other tax holidays will expire in whole or in part during Fiscal 2022 through Fiscal 2030. Many of these tax holidays and reduced tax rates may be extended when certain conditions are met or may be terminated early if certain conditions are not met. As of July 31, 2020, we were not aware of any matters of non-compliance related to these tax holidays. The effective income tax rate for future quarters of Fiscal 2021 may be impacted by the actual mix of jurisdictions in which income is generated.

For further discussion regarding tax matters, including the status of income tax audits, see Note 11 of the Notes to the Condensed Consolidated Financial Statements included in this report.
Net Income

During the second quarter and first six months of Fiscal 2021, net income decreased 74% to $1.1 billion and 72% to $1.3 billion, respectively. The decreases in net income during the second quarter and first six months of Fiscal 2021 were primarily due to lower discrete tax benefits, which were partially offset by increases in operating income.

Net income for the second quarter and first six months of Fiscal 2021 and Fiscal 2020 included amortization of intangible assets, the impact of purchase accounting, transaction-related expenses, stock-based compensation expense, other corporate expenses, fair value adjustments on equity investments, and discrete tax items. Excluding these costs and the related tax impacts, non-GAAP net income decreased 7% to $1.6 billion and 7% to $2.8 billion, respectively. The decreases in non-GAAP net income during the second quarter and first six months of Fiscal 2021 were primarily attributable to decreases in non-GAAP operating income and increases in non-GAAP income taxes.

Non-controlling Interests

During the second quarter and first six months of Fiscal 2021, net income attributable to non-controlling interests was $51 million and $90 million, respectively, and consisted of net income or loss attributable to our non-controlling interests in VMware, Inc. and Secureworks. During the second quarter and first six months of Fiscal 2020, net income attributable to non-controlling interests was $816 million and $852 million, respectively, and consisted of net income or loss attributable to our non-controlling interests in VMware, Inc., Secureworks, and Pivotal. Pivotal was acquired by VMware, Inc. on December 30, 2019 and, as a result, we no longer have a separate non-controlling interest in Pivotal. The decreases in net income attributable to non-controlling interests during the second quarter and first six months of Fiscal 2021 were attributable to decreases in net income attributable to our non-controlling interest in VMware, Inc. For more information about our non-controlling interests, see Note 13 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Net Income Attributable to Dell Technologies Inc.

Net income attributable to Dell Technologies Inc. represents net income and an adjustment for non-controlling interests. During the second quarter and first six months of Fiscal 2021, net income attributable to Dell Technologies Inc. was $1.0 billion and $1.2 billion, respectively. During the second quarter and first six months of Fiscal 2020, net income attributable to Dell Technologies Inc. was $3.4 billion and $3.7 billion, respectively. The decreases in net income attributable to Dell Technologies Inc. during the second quarter and first six months of Fiscal 2021 were primarily attributable to decreases in net income for the periods.

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

Infrastructure Solutions Group

The following table presents net revenue and operating income attributable to ISG for the periods indicated:

	Three Months Ended			Six Months Ended
	July 31, 2020	% Change	August 2, 2019	July 31, 2020	% Change	August 2, 2019
	(in millions, except percentages)
Net revenue:
Servers and networking	$4,196	(5)%	$4,437	$7,954	(8)%	$8,617
Storage	4,011	(4)%	4,184	7,822	(5)%	8,206
Total ISG net revenue	$8,207	(5)%	$8,621	$15,776	(6)%	$16,823

Operating income:
ISG operating income	$973	(7)%	$1,050	$1,705	(10)%	$1,893
% of segment net revenue	11.9%		12.2%	10.8%		11.3%

Net Revenue — During the second quarter and first six months of Fiscal 2021, ISG net revenue decreased 5% and 6%, respectively, due to decreases in sales of servers and networking and storage. ISG net revenue decreased primarily due to a weaker demand environment, as customers restricted technology spending and directed their investments toward remote work and business continuity solutions. Revenue from the sales of servers and networking decreased 5% and 8% during the second quarter and first six months of Fiscal 2021, respectively, primarily driven by decreases in average selling prices for servers resulting from competitive pressures in certain geographies, and, to a lesser extent, declines in units sold of our PowerEdge servers due to the broader macro-economic environment, including the effects of COVID-19.

Storage revenue decreased 4% and 5% during the second quarter and first six months of Fiscal 2021, respectively, primarily due to declines in demand for our core storage solutions offerings, partially offset by increased demand for data protection and hyperconverged infrastructure solutions. We continue to make enhancements to our storage solutions offerings and expect that these offerings, including the release of our new PowerStore storage array in May 2020, will drive long-term improvements in the business.

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

From a geographical perspective, net revenue attributable to ISG decreased in all regions during both the second quarter and first six months of Fiscal 2021, driven by a weaker demand environment as a result of pervasive global COVID-19 disruptions.

Operating Income — During the second quarter of Fiscal 2021, ISG operating income as a percentage of net revenue decreased 30 basis points to 11.9%. During the first six months of Fiscal 2021, ISG operating income as a percentage of net revenue decreased 50 basis points to 10.8%. The declines in operating income percentages during the second quarter and first six months of Fiscal 2021 were driven by a decline in gross margin percentages for servers and networking, which was attributable to higher product costs and competitive pricing dynamics. During the second quarter of Fiscal 2021, the decline in ISG gross margin percentage was partially offset by a decrease in operating expenses as a percentage of revenue, as we realized the benefit of cost reduction initiatives.

We will continue to monitor our pricing in response to the changing competitive and component cost environment. We currently expect the ISG component cost environment will be inflationary in the aggregate during the third quarter of Fiscal 2021 and then will return to a deflationary environment in the fourth quarter of Fiscal 2021. This may put pressure on ISG operating results, particularly for servers and networking.

Client Solutions Group

The following table presents net revenue and operating income attributable to CSG for the periods indicated:

	Three Months Ended			Six Months Ended
	July 31, 2020	% Change	August 2, 2019	July 31, 2020	% Change	August 2, 2019
	(in millions, except percentages)
Net revenue:
Commercial	$8,039	(11)%	$9,077	$16,673	(4)%	$17,384
Consumer	3,164	18%	2,671	5,634	7%	5,274
Total CSG net revenue	$11,203	(5)%	$11,748	$22,307	(2)%	$22,658

Operating income:
CSG operating income	$715	(27)%	$982	$1,307	(26)%	$1,775
% of segment net revenue	6.4%		8.4%	5.9%		7.8%

Net Revenue — During the second quarter and first six months of Fiscal 2021, CSG net revenue decreased 5% and 2%, respectively, primarily due to decreases in commercial desktop sales, partially offset by increases in commercial and consumer notebook sales. Much of this demand was driven by the imperative for remote work and remote learning solutions, as business, government, and education customers sought to maintain productivity in the midst of COVID-19.

Commercial revenue decreased 11% and 4% during the second quarter and first six months of Fiscal 2021, respectively, primarily due to lower demand for commercial desktops. The decline in demand for commercial desktops was partially offset by an increase in demand for entry-level commercial notebooks, driven by customers in education and state and local government. Consumer revenue increased 18% and 7% during the second quarter and first six months of Fiscal 2021, respectively, due to increased demand for consumer notebooks and high-end and gaming systems during the second quarter of Fiscal 2021, which more than offset the weakness in consumer demand during the first quarter of Fiscal 2021.

From a geographical perspective, net revenue attributable to CSG decreased in all regions during the second quarter of Fiscal 2021. During the first six months of Fiscal 2021, net revenue in the Americas and EMEA increased despite weaker demand in the second quarter of Fiscal 2021. In APJ, net revenue decreased during the first six months of Fiscal 2021.

Operating Income — During the second quarter of Fiscal 2021, CSG operating income as a percentage of net revenue decreased 200 basis points to 6.4%. During the first six months of Fiscal 2021, CSG operating income as a percentage of net revenue decreased 190 basis points to 5.9%. The decreases were primarily due to decreases in gross margin percentage, partially offset by a decrease in operating expenses as a percentage of revenue, as we realized the benefit of cost reduction initiatives. Gross margin percentage decreases were principally driven by higher product costs and a shift in mix to consumer solutions.

We will continue to monitor our pricing in response to the changing competitive and component cost environment. We expect the CSG component cost environment will be relatively flat in the third quarter of Fiscal 2021 and then will return to a deflationary environment in the fourth quarter of Fiscal 2021. Higher mix in consumer demand and the related shift in product mix are expected to continue into the second half of Fiscal 2021, which may put pressure on CSG operating results.

VMware

The following table presents net revenue and operating income attributable to VMware for the periods indicated. During Fiscal 2020, the Company reclassified Pivotal operating results from other businesses to the VMware reportable segment. Prior period results have been recast to conform with the current period presentation.

	Three Months Ended			Six Months Ended
	July 31, 2020	% Change	August 2, 2019	July 31, 2020	% Change	August 2, 2019
	(in millions, except percentages)
Net revenue:
VMware net revenue	$2,908	10%	$2,651	$5,663	11%	$5,108

Operating income:
VMware operating income	$894	19%	$751	$1,667	24%	$1,346
% of segment net revenue	30.7%		28.3%	29.4%		26.4%

Net Revenue — VMware net revenue, inclusive of Pivotal, primarily consists of revenue from the sale of software licenses under perpetual licenses and subscription and software-as-a-service (“SaaS”) offerings, as well as related software maintenance services, support, training, consulting services, and hosted services. VMware net revenue for the second quarter and first six months of Fiscal 2021 increased 10% and 11%, respectively, primarily due to growth in sales of subscriptions and SaaS offerings, as well as an increase in sales of software maintenance services. Growth in sales of subscriptions and SaaS offerings was primarily driven by increased demand for hybrid cloud offerings and digital workspaces. Software maintenance revenue benefited from maintenance contracts sold in previous periods.

From a geographical perspective, approximately half of VMware net revenue during the second quarter and first six months of Fiscal 2021 was generated by sales to customers in the United States. VMware net revenue for the second quarter and first six months of Fiscal 2021 increased in both the United States and internationally.

Operating Income — During the second quarter and first six months of Fiscal 2021, VMware operating income as a percentage of net revenue increased 240 basis points to 30.7% and 300 basis points to 29.4%, respectively. The increases were primarily driven by decreases in selling, general, and administrative expenses as a percentage of net revenue. While the COVID-19 pandemic has not had a significant adverse financial impact on VMware operations to date, in future periods we expect a negative impact on VMware results of operations, the size and duration of which we are currently unable to predict.

OTHER BALANCE SHEET ITEMS

Accounts Receivable

We sell products and services directly to customers and through a variety of sales channels, including retail distribution. Our accounts receivable, net, was $11.6 billion and $12.5 billion as of July 31, 2020 and January 31, 2020, respectively. We maintain an allowance for expected credit losses to cover receivables that may be deemed uncollectible. The allowance for expected credit losses is an estimate based on an analysis of historical loss experience, current receivables aging, and management’s assessment of current conditions and reasonable and supportable expectation of future conditions, as well as specific identifiable customer accounts that are deemed at risk. Our analysis includes assumptions regarding the impact of COVID-19 and continued market volatility, which is highly uncertain and subject to significant judgment. Given this uncertainty, our allowance for expected credit losses in future periods may vary from our current estimates. As of July 31, 2020 and January 31, 2020, the allowance for expected credit losses was $146 million and $94 million, respectively. Allowance for expected credit losses of trade receivables as of July 31, 2020 includes the impact of adoption of the new current expected credit losses (“CECL”) standard, which was adopted as of February 1, 2020 using the modified retrospective method. Based on our assessment, we believe that we are adequately reserved for expected credit losses. We will continue to monitor the aging of our accounts receivable and take actions, where necessary, to reduce our exposure to credit losses.

Dell Financial Services

Dell Financial Services and its affiliates (“DFS”) support Dell Technologies by offering and arranging various financing options and services for our customers globally, including through captive financing operations in North America, Europe, Australia, and New Zealand. DFS originates, collects, and services customer receivables primarily related to the purchase of our product, software, and service solutions. DFS further strengthens our customer relationships through its flexible consumption models, which enable us to offer our customers the option to pay over time and, in certain cases, based on utilization, to provide them with financial flexibility to meet their changing technological requirements. New financing originations were $2.6 billion and $2.0 billion for the second quarter of Fiscal 2021 and Fiscal 2020, respectively, and $4.4 billion and $3.7 billion for the first six months of Fiscal 2021 and Fiscal 2020, respectively.

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

As of July 31, 2020 and January 31, 2020, our financing receivables, net were $10.2 billion and $9.7 billion, respectively. We maintain an allowance to cover expected financing receivable credit losses and evaluate credit loss expectations based on our total portfolio. Allowance for expected credit losses of financing receivables as of July 31, 2020 includes the impact of adoption of the CECL standard referred to above. Our analysis includes assumptions regarding the impact of COVID-19 and continued market volatility, which is highly uncertain and subject to significant judgment. Given this uncertainty, our allowance for expected credit losses in future periods may vary from our current estimates. For the second quarter of Fiscal 2021 and Fiscal 2020, the principal charge-off rate for our total portfolio was 0.8% and 1.1%, respectively. For the first six months of Fiscal 2021 and Fiscal 2020, the principal charge-off rate for our total portfolio was 0.9% and 1.0%, respectively. The credit quality of our financing receivables has improved in recent years due to an overall improvement in the credit environment and as the mix of high-quality commercial accounts in our portfolio has continued to increase. We continue to monitor broader economic indicators and their potential impact on future loss performance. We have an extensive process to manage our exposure to customer credit risk, including active management of credit lines and our collection activities. We also sell selected fixed-term financing receivables without recourse to unrelated third parties on a periodic basis, primarily to manage certain concentrations of customer credit exposure.  Based on our assessment of the customer financing receivables, we believe that we are adequately reserved.

We retain a residual interest in equipment leased under our lease programs. As of July 31, 2020 and January 31, 2020, the residual interest recorded as part of financing receivables was $523 million and $582 million, respectively. The amount of the residual interest is established at the inception of the lease based upon estimates of the value of the equipment at the end of the lease term using historical studies, industry data, and future value-at-risk demand valuation methods. On a quarterly basis, we assess the carrying amount of our recorded residual values for impairment. Generally, residual value risk on equipment under lease is not considered to be significant, because of the existence of a secondary market with respect to the equipment. The lease agreement also clearly defines applicable return conditions and remedies for non-compliance, to ensure that the leased equipment will be in good operating condition upon return. Model changes and updates, as well as market strength and product acceptance, are monitored and adjustments are made to residual values in accordance with the significance of any such changes. Our remarketing sales staff works closely with customers and dealers to manage the sale of lease returns and the recovery of residual exposure. No impairment losses were recorded related to residual assets during the second quarter and first six months of Fiscal 2021.

As of July 31, 2020 and January 31, 2020, equipment under operating leases, net was $1.2 billion and $0.8 billion, respectively. Based on triggering events, we assess the carrying amount of the equipment under operating leases recorded for impairment. No material impairment losses were recorded related to such equipment during the second quarter and first six months of Fiscal 2021.

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

Off-Balance Sheet Arrangements
As of July 31, 2020, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition or results of operations.

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

In this unprecedented environment resulting from the COVID-19 pandemic, we are taking actions to strengthen our cash position and preserve financial flexibility, while continuing to prioritize our debt paydown target for the fiscal year.

The following table presents our cash and cash equivalents as well as our available borrowings as of the dates indicated:

	July 31, 2020	January 31, 2020
	(in millions)
Cash and cash equivalents, and available borrowings:
Cash and cash equivalents (a)	$11,221	$9,302
Remaining available borrowings under revolving credit facilities	5,871	5,972
Total cash, cash equivalents, and available borrowings	$17,092	$15,274
____________________
(a) Of the $11.2 billion of cash and cash equivalents as of July 31, 2020, $4.7 billion was held by VMware, Inc.

Our revolving credit facilities as of July 31, 2020 include the Revolving Credit Facility and the China Revolving Credit Facility, which we entered into on May 25, 2020. The Revolving Credit Facility has a maximum aggregate borrowing capacity of $4.5 billion, and available borrowings under this facility are reduced by draws on the facility and outstanding letters of credit. As of July 31, 2020, there were no borrowings outstanding under the facility and remaining available borrowings totaled approximately $4.5 billion. The terms of the China Revolving Credit Facility provide for collateralized and non-collateralized principal amounts not to exceed $1.0 billion Chinese renminbi and $1.8 billion Chinese renminbi, respectively, or equivalent amounts in U.S. dollars. As of July 31, 2020, there were no borrowings outstanding under the facility and remaining available borrowings totaled approximately $2.8 billion Chinese renminbi or equivalent amounts in U.S. dollars. We may regularly use our available borrowings from both our Revolving Credit Facility and our China Revolving Credit Facility on a short-term basis for general corporate purposes.

The VMware Revolving Credit Facility has a maximum capacity of $1.0 billion. As of July 31, 2020, $1.0 billion was available under the VMware Revolving Credit Facility. None of the net proceeds of borrowings under the VMware Revolving Credit Facility will be made available to support the operations or satisfy any corporate purposes of Dell Technologies, other than the operations and corporate purposes of VMware, Inc. and VMware, Inc.’s subsidiaries.

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

Debt

The following table summarizes our outstanding debt as of the dates indicated:

	July 31, 2020	Increase (decrease)	January 31, 2020
	(in millions)
Core debt
Senior Secured Credit Facilities and First Lien Notes	$30,251	$587	$29,664
Unsecured Notes and Debentures	1,352	—	1,352
Senior Notes	2,700	—	2,700
EMC Notes	1,000	(600)	1,600
DFS allocated debt	(1,184)	311	(1,495)
Total core debt	34,119	298	33,821
DFS related debt
DFS debt	8,837	1,072	7,765
DFS allocated debt	1,184	(311)	1,495
Total DFS related debt	10,021	761	9,260
Margin Loan Facility and other	4,092	68	4,024
Debt of public subsidiary
VMware Notes	4,750	750	4,000
VMware Term Loan Facility	1,500	—	1,500
Other	55	(5)	60
Total public subsidiary debt	6,305	745	5,560
Total debt, principal amount	54,537	1,872	52,665
Carrying value adjustments	(584)	25	(609)
Total debt, carrying value	$53,953	$1,897	$52,056

During the first six months of Fiscal 2021, the outstanding principal amount of our debt increased by $1.9 billion to $54.5 billion as of July 31, 2020, primarily driven by the increase in DFS debt and the VMware Notes.

We define core debt as the total principal amount of our debt, less DFS related debt, our Margin Loan Facility and other debt, and public subsidiary debt. Our core debt was $34.1 billion as of July 31, 2020. During the first six months of Fiscal 2021, we issued multiple series of First Lien Notes in an aggregate principal amount of $2.25 billion on April 9, 2020, which were offset by repayment of $1.2 billion and open market repurchases of $235 million of 4.42% First Lien Notes due June 2021, repayment of $600 million principal amount of 2.650% EMC Notes due June 2020 upon maturity, and approximately $229 million of principal amortization under our term loan facilities. See Note 6 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information about our debt.

There are no scheduled maturities of core debt in the second half of Fiscal 2021, although we intend to continue making core debt principal payments as part of our overall capital allocation strategy.

During the first six months of Fiscal 2021, we issued an additional $1.1 billion, net, in DFS debt to support the expansion of our financing receivables portfolio, which includes the issuance of 500 million Euro of senior unsecured eurobonds on June 24, 2020. DFS related debt primarily represents debt from our securitization and structured financing programs. The majority of DFS debt is non-recourse to Dell Technologies and represents borrowings under securitization programs and structured financing programs, for which our risk of loss is limited to transferred lease and loan payments and associated equipment, and under which the credit holders have no recourse to Dell Technologies.

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

As of July 31, 2020, margin loan and other debt primarily consisted of the $4.0 billion Margin Loan Facility.

Debt of public subsidiary represents VMware, Inc. indebtedness. The increase in debt of public subsidiary during the first six months of Fiscal 2021 was due to the issuance of VMware Notes in an aggregate principal amount of $2.0 billion on April 7, 2020, partially offset by repayment of $1.25 billion principal amount of its 2.30% Notes due August 2020. See Note 6 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information about VMware, Inc. debt.

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

Cash Flows

The following table presents a summary of our Condensed Consolidated Statements of Cash Flows for the periods indicated:

	Six Months Ended
	July 31, 2020	August 2, 2019
	(in millions)
Net change in cash from:
Operating activities	$2,536	$3,962
Investing activities	(1,409)	(1,283)
Financing activities	827	(2,922)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(52)	(62)
Change in cash, cash equivalents, and restricted cash	$1,902	$(305)

Operating Activities — Cash provided by operating activities was $2.5 billion for the first six months of Fiscal 2021 compared to $4.0 billion for the first six months of Fiscal 2020. The decrease in operating cash flows during the first six months of Fiscal 2021 was primarily attributable to unfavorable working capital impacts of an increase in inventory related to the COVID-19 pandemic and timing of purchases and payments to vendors.

DFS offerings are initially funded through cash on hand at the time of origination, most of which is subsequently replaced with third-party financing. For DFS offerings which qualify as sales-type leases, the initial funding of financing receivables is reflected as an impact to cash flows from operations, and is largely subsequently offset by cash proceeds from financing. For DFS operating leases, which have increased under the current leasing standard, the initial funding is classified as a capital expenditure and reflected as cash flows used in investing activities. DFS new financing originations were $4.4 billion and $3.7 billion during the first six months of Fiscal 2021 and Fiscal 2020, respectively. As of July 31, 2020, DFS had $10.2 billion of total net financing receivables and $1.2 billion of equipment under DFS operating leases, net.

Investing Activities — Investing activities primarily consist of cash used to fund capital expenditures for property, plant, and equipment, which includes equipment under DFS operating leases, capitalized software development costs, strategic investments, and the maturities, sales, and purchases of investments. During the first six months of Fiscal 2021, cash used in investing activities was $1.4 billion and was primarily driven by capital expenditures and acquisitions of businesses. In comparison, cash used in investing activities was $1.3 billion during the first six months of Fiscal 2020 and was primarily driven by capital expenditures and acquisitions of businesses, which were partially offset by net cash proceeds from the net sales of strategic investments.

Financing Activities — Financing activities primarily consist of the proceeds and repayments of debt, cash used to repurchase common stock, and proceeds from the issuance of common stock. Cash provided by financing activities of $0.8 billion during the first six months of Fiscal 2021 primarily consisted of cash proceeds from the issuances of multiple series of First Lien Notes and VMware Notes, partially offset by debt repayments and repurchases of common stock by our public subsidiaries. In comparison, cash used in financing activities of $2.9 billion during the first six months of Fiscal 2020 primarily consisted of repayments of debt and repurchases of common stock by our public subsidiaries.

Capital Commitments

Capital Expenditures — During the first six months of Fiscal 2021 and Fiscal 2020, we spent $1.0 billion and $1.1 billion, respectively, on property, plant, and equipment. These expenditures were incurred in connection with our global expansion efforts and infrastructure investments made to support future growth, and the funding of equipment under DFS operating leases. During the first six months of Fiscal 2021 and Fiscal 2020, funding of gross equipment under DFS operating leases was $0.4 billion and $0.5 billion, respectively. Product demand, product mix, and the use of contract manufacturers, as well as ongoing investments in operating and information technology infrastructure, influence the level and prioritization of our capital expenditures. Aggregate capital expenditures for Fiscal 2021 are currently expected to total between $2.2 billion and $2.3 billion, of which approximately $1.0 billion is expected for equipment under DFS operating leases.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of July 31, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended July 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting. Most of our employees are working remotely for their health and safety during the COVID-19 pandemic. We are continually monitoring and assessing the potential impact of COVID-19 on our internal controls to minimize the impact on their design and operating effectiveness.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

During the second quarter of Fiscal 2021, we issued to employees an aggregate of 2,434 shares of the Class C Common Stock for an immaterial amount pursuant to exercises of stock options granted under the Dell Inc. Amended and Restated 2002 Long-Term Incentive Plan. The foregoing transactions were effected without registration in reliance on the exemption from registration under the Securities Act of 1933 afforded by Rule 701 thereunder as transactions pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule.

During the second quarter of Fiscal 2021, we issued an aggregate of 72,727 shares of the Class C Common Stock upon conversion of the same number of shares of the Class A Common Stock. Under our certificate of incorporation, at any time and from time to time, any holder of Class A Common Stock has the right to convert all or any of the shares of Class A Common Stock held by such holder into shares of Class C Common Stock on a one-to-one basis. Each share of Class C Common Stock bears the same dividend and liquidation rights as one share of Class A Common Stock. The issuance of the shares of Class C Common Stock was made without registration in reliance on the exemption from registration under the Securities Act of 1933 afforded by Section 3(a)(9) thereof. No commission or other remuneration was paid or given directly or indirectly for soliciting the exchange of such securities.

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

Date: September 4, 2020