Form 10-Q
period 2020-10-30
Dell Technologies Inc.
filed 2020-12-07
CIK 1571996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	October 30, 2020
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of November 27, 2020, there were 749,804,378 shares of the registrant’s common stock outstanding, consisting of 263,653,066 outstanding shares of Class C Common Stock, 384,466,095 outstanding shares of Class A Common Stock, and 101,685,217 outstanding shares of Class B Common Stock.

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

DELL TECHNOLOGIES INC.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in millions; unaudited)

	October 30, 2020	January 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$11,304	$9,302
Accounts receivable, net of allowance of $115 and $94 (Note 18)	11,377	12,484
Short-term financing receivables, net of allowance of $217 and $109 (Note 4)	4,872	4,895
Inventories, net	3,393	3,281
Other current assets	7,668	6,906
Total current assets	38,614	36,868
Property, plant, and equipment, net	6,344	6,055
Long-term investments	1,655	864
Long-term financing receivables, net of allowance of $90 and $40 (Note 4)	5,374	4,848
Goodwill	40,643	41,691
Intangible assets, net	15,257	18,107
Other non-current assets	11,061	10,428
Total assets	$118,948	$118,861
LIABILITIES, REDEEMABLE SHARES, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$6,536	$7,737
Accounts payable	19,792	20,065
Accrued and other	8,715	9,773
Short-term deferred revenue	15,259	14,881
Total current liabilities	50,302	52,456
Long-term debt	43,325	44,319
Long-term deferred revenue	13,422	12,919
Other non-current liabilities	5,433	5,383
Total liabilities	112,482	115,077
Commitments and contingencies (Note 10)
Redeemable shares (Note 16)	527	629
Stockholders’ equity (deficit):
Common stock and capital in excess of $0.01 par value (Note 14)	16,719	16,091
Treasury stock at cost	(305)	(65)
Accumulated deficit	(14,978)	(16,891)
Accumulated other comprehensive loss	(553)	(709)
Total Dell Technologies Inc. stockholders’ equity (deficit)	883	(1,574)
Non-controlling interests	5,056	4,729
Total stockholders’ equity	5,939	3,155
Total liabilities, redeemable shares, and stockholders’ equity	$118,948	$118,861

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended
	October 30, 2020	November 1, 2019	October 30, 2020	November 1, 2019
Net revenue:
Products	$17,352	$17,275	$50,127	$51,765
Services	6,130	5,569	17,985	16,357
Total net revenue	23,482	22,844	68,112	68,122
Cost of net revenue:
Products	13,789	13,558	39,923	40,526
Services	2,432	2,160	6,919	6,347
Total cost of net revenue	16,221	15,718	46,842	46,873
Gross margin	7,261	7,126	21,270	21,249
Operating expenses:
Selling, general, and administrative	4,772	5,028	14,419	15,677
Research and development	1,360	1,262	3,884	3,667
Total operating expenses	6,132	6,290	18,303	19,344
Operating income	1,129	836	2,967	1,905
Interest and other, net	273	(677)	(929)	(2,000)
Income (loss) before income taxes	1,402	159	2,038	(95)
Income tax expense (benefit)	521	(393)	(124)	(5,208)
Net income	881	552	2,162	5,113
Less: Net income attributable to non-controlling interests	49	53	139	905
Net income attributable to Dell Technologies Inc.	$832	$499	$2,023	$4,208

Earnings per share attributable to Dell Technologies Inc.
Dell Technologies Common Stock — Basic	$1.11	$0.69	$2.73	$5.84
Dell Technologies Common Stock — Diluted	$1.08	$0.66	$2.64	$5.50

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions; unaudited)

	Three Months Ended		Nine Months Ended
	October 30, 2020	November 1, 2019	October 30, 2020	November 1, 2019
Net income	$881	$552	$2,162	$5,113

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(21)	50	243	(186)
Cash flow hedges:
Change in unrealized gains (losses)	45	(47)	(45)	210
Reclassification adjustment for net gains included in net income	84	(71)	(24)	(197)
Net change in cash flow hedges	129	(118)	(69)	13
Pension and other postretirement plans:
Recognition of actuarial net gains (losses) from pension and other postretirement plans	1	—	(21)	8
Reclassification adjustments for net losses from pension and other postretirement plans	(1)	—	3	—
Net change in actuarial net gains (losses) from pension and other postretirement plans	—	—	(18)	8

Total other comprehensive income (loss), net of tax expense (benefit) of $9 and $(6), respectively, and $(3) and $1, respectively	108	(68)	156	(165)
Comprehensive income, net of tax	989	484	2,318	4,948
Less: Net income attributable to non-controlling interests	49	53	139	905
Less: Other comprehensive income (loss) attributable to non-controlling interests	1	(1)	—	—
Comprehensive income attributable to Dell Technologies Inc.	$939	$432	$2,179	$4,043

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Nine Months Ended
	October 30, 2020	November 1, 2019
Cash flows from operating activities:
Net income	$2,162	$5,113
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,017	4,608
Stock-based compensation expense	1,219	886
Deferred income taxes	(219)	(5,927)
Other, net	(322)	866
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	885	800
Financing receivables	(624)	(592)
Inventories	(198)	364
Other assets and liabilities	(2,175)	(2,445)
Accounts payable	(216)	299
Deferred revenue	1,001	1,811
Change in cash from operating activities	5,530	5,783
Cash flows from investing activities:
Purchases of investments	(296)	(142)
Maturities and sales of investments	98	449
Capital expenditures and capitalized software development costs	(1,584)	(1,876)
Acquisition of businesses and assets, net	(405)	(2,437)
Divestitures of businesses and assets, net	2,187	(3)
Other	26	27
Change in cash from investing activities	26	(3,982)
Cash flows from financing activities:
Proceeds from the issuance of common stock	389	451
Repurchases of parent common stock	(240)	(6)
Repurchases of subsidiary common stock	(890)	(1,686)
Proceeds from debt	14,772	17,656
Repayments of debt	(17,244)	(18,948)
Other	(270)	(67)
Change in cash from financing activities	(3,483)	(2,600)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(67)	(100)
Change in cash, cash equivalents, and restricted cash	2,006	(899)
Cash, cash equivalents, and restricted cash at beginning of the period	10,151	10,240
Cash, cash equivalents, and restricted cash at end of the period	$12,157	$9,341

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in millions; continued on next page; unaudited)

Three Months Ended October 30, 2020

	Common Stock and Capital in Excess of Par Value		Treasury Stock
	Issued Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Dell Technologies Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Stockholders’ Equity (Deficit)
Balances as of July 31, 2020	753	$16,356	8	$(305)	$(15,810)	$(660)	$(419)	$4,977	$4,558
Net income	—	—	—	—	832	—	832	49	881
Foreign currency translation adjustments	—	—	—	—	—	(21)	(21)	—	(21)
Cash flow hedges, net change	—	—	—	—	—	128	128	1	129
Issuance of common stock	4	46	—	—	—	—	46	—	46
Stock-based compensation expense	—	126	—	—	—	—	126	310	436
Revaluation of redeemable shares	—	83	—	—	—	—	83	—	83
Impact from equity transactions of non-controlling interests	—	108	—	—	—	—	108	(281)	(173)
Balances as of October 30, 2020	757	$16,719	8	$(305)	$(14,978)	$(553)	$883	$5,056	$5,939

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in millions; continued on next page; unaudited)

Nine Months Ended October 30, 2020

	Common Stock and Capital in Excess of Par Value		Treasury Stock
	Issued Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Dell Technologies Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Stockholders’ Equity (Deficit)
Balances as of January 31, 2020	745	$16,091	2	$(65)	$(16,891)	$(709)	$(1,574)	$4,729	$3,155
Adjustment for adoption of accounting standards (Note 1)	—	—	—	—	(110)	—	(110)	—	(110)
Net income	—	—	—	—	2,023	—	2,023	139	2,162
Foreign currency translation adjustments	—	—	—	—	—	243	243	—	243
Cash flow hedges, net change	—	—	—	—	—	(69)	(69)	—	(69)
Pension and other post-retirement	—	—	—	—	—	(18)	(18)	—	(18)
Issuance of common stock	12	124	—	—	—	—	124	—	124
Stock-based compensation expense	—	332	—	—	—	—	332	887	1,219
Treasury stock repurchases	—	—	6	(240)	—	—	(240)	—	(240)
Revaluation of redeemable shares	—	102	—	—	—	—	102	—	102
Impact from equity transactions of non-controlling interests	—	70	—	—	—	—	70	(699)	(629)
Balances as of October 30, 2020	757	$16,719	8	$(305)	$(14,978)	$(553)	$883	$5,056	$5,939

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

Basis of Presentation — The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes filed with the U.S. Securities and Exchange Commission (“SEC”) in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2020. These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of Dell Technologies Inc. as of October 30, 2020 and January 31, 2020, the results of its operations and corresponding comprehensive income (loss) for the three and nine months ended October 30, 2020 and November 1, 2019, and its cash flows for the nine months ended October 30, 2020 and November 1, 2019.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and the accompanying Notes. Management has considered the potential economic implications of the outbreak of the coronavirus disease 2019 (“COVID-19”) pandemic on the Company’s critical and significant accounting estimates. Actual results could differ materially from those estimates. The results of operations and comprehensive income (loss) for the three and nine months ended October 30, 2020 and November 1, 2019 and the cash flows for the nine months ended October 30, 2020 and November 1, 2019 are not necessarily indicative of the results to be expected for the full fiscal year or for any other fiscal period.

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

Revenue Reclassification — For the fiscal year ended January 31, 2020, Dell Technologies made certain reclassifications of net revenue between the products and services categories on the Consolidated Statements of Income (Loss), which impacted previously reported amounts for the three and nine months ended November 1, 2019. The reclassifications were made to provide a more meaningful representation of the nature of certain service and software-as-a-service offerings of VMware, Inc. Prior period results were recast to conform with these changes, and resulted in an increase to services revenue and an equal and offsetting decrease to product revenue of $210 million and $584 million for the three and nine months ended November 1, 2019, respectively. Total net revenue as previously reported remains unchanged. The Company did not recast cost of goods sold for the related revenue reclassifications due to immateriality.

RSA Security Divestiture — On February 18, 2020, Dell Technologies announced its entry into a definitive agreement with a consortium led by Symphony Technology Group, Ontario Teachers’ Pension Plan Board and AlpInvest Partners to sell RSA Security. On September 1, 2020, the parties closed the transaction. At the completion of the sale, the Company received total cash consideration of approximately $2.082 billion, resulting in a pre-tax gain on sale of $338 million. The Company ultimately recorded a $21 million loss, net of $359 million in tax expense due to the relatively low tax basis for the assets sold, particularly goodwill. The transaction included the sale of RSA Archer, RSA NetWitness Platform, RSA SecurID, RSA Fraud and Risk Intelligence, and RSA Conference and was intended to further simplify Dell Technologies’ product portfolio and corporate structure. Prior to the divestiture, RSA Security’s operating results were included within Other businesses and did not qualify for presentation as a discontinued operation.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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

Recently Issued Accounting Pronouncements

Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity — In August 2020, the Financial Accounting Standards Board (“FASB”) issued guidance to simplify the accounting for convertible debt instruments and convertible preferred stock, and the derivatives scope exception for contracts in an entity's own equity. In addition, the guidance on calculating diluted earnings per share has been simplified and made more internally consistent. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted for fiscal periods beginning after December 15, 2020. The Company will early adopt this guidance for the fiscal year beginning January 30, 2021 on a modified retrospective basis. Adoption of the new guidance is not expected to have a material impact on the Company’s financial results.

Simplifying Accounting for Income Taxes — In December 2019, the FASB issued guidance to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, Income Taxes, and by clarifying and amending existing guidance in order to improve consistent application of GAAP for other areas of Topic 740. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted for fiscal periods beginning after December 15, 2019. The Company will adopt this guidance for the fiscal year beginning January 30, 2021. The Company is currently evaluating the impact of adoption of this guidance.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 3 — FAIR VALUE MEASUREMENTS AND INVESTMENTS

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

	October 30, 2020				January 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(in millions)
Assets:
Cash and cash equivalents:
Money market funds	$6,562	$—	$—	$6,562	$4,621	$—	$—	$4,621
Equity and other securities	553	—	—	553	12	—	—	12
Derivative instruments	—	52	—	52	—	81	—	81
Total assets	$7,115	$52	$—	$7,167	$4,633	$81	$—	$4,714
Liabilities:
Derivative instruments	$—	$181	$—	$181	$—	$68	$—	$68
Total liabilities	$—	$181	$—	$181	$—	$68	$—	$68

The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value:

Money Market Funds — The Company’s investments in money market funds that are classified as cash equivalents hold underlying investments with a weighted average maturity of 90 days or less and are recognized at fair value. The valuations of these securities are based on quoted prices in active markets for identical assets, when available, or pricing models whereby all significant inputs are observable or can be derived from or corroborated by observable market data. The Company reviews security pricing and assesses liquidity on a quarterly basis. As of October 30, 2020, the Company’s U.S. portfolio had no material exposure to money market funds with a fluctuating net asset value.

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

Deferred Compensation Plans — The Company offers deferred compensation plans for eligible employees, which allow participants to defer payment for a portion of their compensation. Assets were the same as liabilities associated with the plans at approximately $277 million and $241 million as of October 30, 2020 and January 31, 2020, respectively, and are included in other assets and other liabilities on the Condensed Consolidated Statements of Financial Position. The net impact to the Condensed Consolidated Statements of Income (Loss) is not material since changes in the fair value of the assets substantially offset changes in the fair value of the liabilities. As such, assets and liabilities associated with these plans have not been included in the recurring fair value table above.

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

As of October 30, 2020 and January 31, 2020, the Company held private strategic investments of $936 million and $852 million, respectively. As these investments represent early-stage companies without readily determinable fair values, they are not included in the recurring fair value table above.

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

Carrying Value and Estimated Fair Value of Outstanding Debt — The following table presents the carrying value and estimated fair value of the Company’s outstanding debt as described in Note 6 of the Notes to the Condensed Consolidated Financial Statements, including the current portion, as of the dates indicated:

	October 30, 2020		January 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in billions)
Senior Secured Credit Facilities	$8.6	$8.6	$8.8	$9.0
First Lien Notes	$18.3	$22.0	$20.5	$23.9
Unsecured Notes and Debentures	$1.2	$1.5	$1.2	$1.5
Senior Notes	$2.6	$2.8	$2.6	$2.8
EMC Notes	$1.0	$1.0	$1.6	$1.6
VMware Notes and VMware Term Loan Facility	$4.7	$5.3	$5.5	$5.6
Margin Loan Facility	$4.0	$3.9	$4.0	$3.9

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Investments

The following table presents the carrying value of the Company’s investments as of the dates indicated:

	October 30, 2020				January 31, 2020
	Cost	Unrealized Gain	Unrealized (Loss)	Carrying Value	Cost	Unrealized Gain	Unrealized (Loss)	Carrying Value
	(in millions)
Equity and other securities	$944	$579	$(34)	$1,489	$783	$116	$(35)	$864
Fixed income debt securities	163	3	—	166	—	—	—	—
Total securities				$1,655				$864

Equity and other securities — The Company has strategic investments in publicly-traded and privately-held companies. For the nine months ended October 30, 2020, the equity and other securities without readily determinable fair values of $936 million increased by $112 million, due to upward adjustments for observable price changes, offset by $31 million of downward adjustments primarily attributable to impairments. The remainder of equity and other securities consists of publicly-traded investments that are measured at fair value on a recurring basis.

In September 2020, one of the Company’s strategic investments, which previously did not have a readily determinable fair value, completed its initial public offering which resulted in it having a readily determinable fair value and in the recognition of an unrealized gain of $465 million for the three and nine months ended October 30, 2020, which is reflected in the table above. The unrealized gain is reflected in Other, net as a non-cash adjustment within cash flows from operating activities on the Condensed Consolidated Statements of Cash Flows. As of October 30, 2020, the carrying value of this investment was $543 million.

Fixed income debt securities — The Company has fixed income debt securities carried at amortized cost. The debt securities are held as collateral for borrowings. The Company intends to hold the investments to maturity. Unrealized gains relate to foreign currency impacts.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 4 — FINANCIAL SERVICES

The Company offers or arranges various financing options, services, and alternative payment structures for its customers in North America, Europe, Australia, and New Zealand through Dell Financial Services and its affiliates (“DFS”). The Company also arranges financing for some of its customers in various countries where DFS does not currently operate as a captive enterprise. The key activities of DFS include originating, collecting, and servicing customer financing arrangements primarily related to the purchase or use of Dell Technologies products and services. In some cases, DFS also offers financing on the purchase of third-party technology products that complement the Dell Technologies portfolio of products and services. New financing originations were $2.1 billion and $2.0 billion for the three months ended October 30, 2020 and November 1, 2019, respectively, and $6.5 billion and $5.7 billion for the nine months ended October 30, 2020 and November 1, 2019, respectively.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Financing Receivables

The following table presents the components of the Company’s financing receivables segregated by portfolio segment as of the dates indicated:

	October 30, 2020			January 31, 2020
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total
	(in millions)
Financing receivables, net:
Customer receivables, gross (a)	$768	$9,313	$10,081	$824	$8,486	$9,310
Allowances for losses	(142)	(165)	(307)	(70)	(79)	(149)
Customer receivables, net	626	9,148	9,774	754	8,407	9,161
Residual interest	—	472	472	—	582	582
Financing receivables, net	$626	$9,620	$10,246	$754	$8,989	$9,743
Short-term	$626	$4,246	$4,872	$754	$4,141	$4,895
Long-term	$—	$5,374	$5,374	$—	$4,848	$4,848
____________________
(a)    Customer receivables, gross includes amounts due from customers under revolving loans, fixed-term loans, fixed-term sales-type or direct financing leases, and accrued interest.

The allowance for losses as of October 30, 2020 includes the adoption of the new CECL standard, which was adopted as of February 1, 2020 using the modified retrospective method. Prior period amounts have not been recast. The provision recognized on the Condensed Consolidated Statements of Income (Loss) for the three and nine months ended October 30, 2020 is based on an assessment of the impact of current and expected future economic conditions, inclusive of the effect of the COVID-19 pandemic on credit losses. The duration and severity of COVID-19 and continued market volatility is highly uncertain and, as such, the impact on expected losses is subject to significant judgment and may cause variability in the Company’s allowance for credit losses in future periods. See Note 1 and Note 2 of the Notes to the Condensed Consolidated Financial Statements for additional information about the new CECL standard.

The following tables present the changes in allowance for financing receivable losses for the periods indicated:

	Three Months Ended
	October 30, 2020			November 1, 2019
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total
	(in millions)
Allowance for financing receivable losses:
Balances at beginning of period	$143	$180	$323	$67	$71	$138
Charge-offs, net of recoveries	(13)	(6)	(19)	(18)	(6)	(24)
Provision charged to income statement	12	(9)	3	17	13	30
Balances at end of period	$142	$165	$307	$66	$78	$144

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Nine Months Ended
	October 30, 2020			November 1, 2019
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total
	(in millions)
Allowance for financing receivable losses:
Balances at beginning of period	$70	$79	$149	$75	$61	$136
Adjustment for adoption of accounting standard (Note 1)	40	71	111	—	—	—
Charge-offs, net of recoveries	(51)	(22)	(73)	(53)	(18)	(71)
Provision charged to income statement	83	37	120	44	35	79
Balances at end of period	$142	$165	$307	$66	$78	$144

Aging

The following table presents the aging of the Company’s customer financing receivables, gross, including accrued interest, segregated by class, as of the dates indicated:

	October 30, 2020				January 31, 2020
	Current	Past Due 1 — 90 Days	Past Due >90 Days	Total	Current	Past Due 1 — 90 Days	Past Due >90 Days	Total
	(in millions)
Revolving — DPA	$548	$34	$10	$592	$550	$51	$20	$621
Revolving — DBC	159	14	3	176	184	15	4	203
Fixed-term — Consumer and Commercial	8,947	299	67	9,313	8,005	373	108	8,486
Total customer receivables, gross	$9,654	$347	$80	$10,081	$8,739	$439	$132	$9,310

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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Credit Quality

The following table presents customer receivables, gross, including accrued interest, by credit quality indicator segregated by class and year of origination, as of the date indicated:

	October 30, 2020
	Fixed-term — Consumer and Commercial
	Fiscal Year of Origination
	2021	2020	2019	2018	2017	Years Prior	Revolving — DPA (a)	Revolving — DBC (a)	Total
	(in millions)
Higher	$2,591	$1,961	$780	$191	$32	$—	$158	$48	$5,761
Mid	900	736	351	92	13	—	177	52	2,321
Lower	723	572	303	53	14	1	257	76	1,999
Total	$4,214	$3,269	$1,434	$336	$59	$1	$592	$176	$10,081
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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Leases

Interest income on sales-type lease receivables was $69 million and $66 million for the three months ended October 30, 2020 and November 1, 2019, respectively, and $200 million and $196 million for the nine months ended October 30, 2020 and November 1, 2019, respectively.

The following table presents the net revenue, cost of net revenue, and gross margin recognized at the commencement date of sales-type leases for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 30, 2020	November 1, 2019	October 30, 2020	November 1, 2019
	(in millions)
Net revenue — products	$184	$251	$648	$604
Cost of net revenue — products	102	215	435	475
Gross margin — products	$82	$36	$213	$129

The following table presents the future maturity of the Company’s fixed-term customer leases and associated financing payments, and reconciles the undiscounted cash flows to the customer receivables, gross recognized on the Condensed Consolidated Statements of Financial Position as of the date indicated:

October 30, 2020
Fiscal Years	(in millions)
Fiscal 2021 (remaining three months)	$794
Fiscal 2022	2,378
Fiscal 2023	1,533
Fiscal 2024	783
Fiscal 2025 and beyond	360
Total undiscounted cash flows	5,848
Fixed-term loans	4,125
Revolving loans	768
Less: unearned income	(660)
Total customer receivables, gross	$10,081

Operating Leases

The following table presents the components of the Company’s operating lease portfolio included in Property, plant, and equipment, net as of the dates indicated:

	October 30, 2020	January 31, 2020
	(in millions)
Equipment under operating lease, gross	$1,592	$956
Less: accumulated depreciation	(328)	(116)
Equipment under operating lease, net	$1,264	$840

Operating lease income relating to lease payments was $120 million and $63 million for the three months ended October 30, 2020 and November 1, 2019, respectively, and $310 million and $94 million for the nine months ended October 30, 2020 and November 1, 2019, respectively. Depreciation expense was $92 million and $40 million for the three months ended October 30, 2020 and November 1, 2019, respectively, and $228 million and $64 million for the nine months ended October 30, 2020 and November 1, 2019, respectively.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents the future payments to be received by the Company as lessor in operating lease contracts as of the date indicated:

October 30, 2020
Fiscal Years	(in millions)
Fiscal 2021 (remaining three months)	$142
Fiscal 2022	526
Fiscal 2023	404
Fiscal 2024	146
Fiscal 2025 and beyond	24
Total	$1,242

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

	October 30, 2020	January 31, 2020
	(in millions)
DFS U.S. debt:
Asset-based financing and securitization facilities	$2,574	$2,606
Fixed-term securitization offerings	3,465	2,593
Other	94	141
Total DFS U.S. debt	6,133	5,340
DFS international debt:
Securitization facility	860	743
Other borrowings	791	931
Note payable	250	200
Dell Bank Senior Unsecured Eurobonds	1,167	551
Total DFS international debt	3,068	2,425
Total DFS debt	$9,201	$7,765
Total short-term DFS debt	$4,884	$4,152
Total long-term DFS debt	$4,317	$3,613

DFS U.S. Debt

Asset-Based Financing and Securitization Facilities — The Company maintains separate asset-based financing facilities and a securitization facility in the United States, which are revolving facilities for fixed-term leases and loans and for revolving loans, respectively. This debt is collateralized solely by the U.S. loan and lease payments and associated equipment in the facilities. The debt has a variable interest rate and the duration of the debt is based on the terms of the underlying loan and lease payment streams. As of October 30, 2020, the total debt capacity related to the U.S. asset-based financing and securitization facilities was $4.1 billion. The Company enters into interest swap agreements to effectively convert a portion of this debt from a floating rate to a fixed rate. See Note 7 of the Notes to the Condensed Consolidated Financial Statements for additional information about interest rate swaps.

The Company’s U.S. securitization facility for revolving loans is effective through June 25, 2022. The Company’s two U.S. asset-based financing facilities for fixed-term leases and loans are effective through August 22, 2021 and July 26, 2022, respectively.

The asset-based financing and securitization facilities contain standard structural features related to the performance of the funded receivables, which include defined credit losses, delinquencies, average credit scores, and minimum collection requirements. In the event one or more of these criteria are not met and the Company is unable to restructure the facility, no further funding of receivables will be permitted and the timing of the Company’s expected cash flows from over-collateralization will be delayed. As of October 30, 2020, these criteria were met.

Fixed-Term Securitization Offerings — The Company periodically issues asset-backed debt securities under fixed-term securitization programs to private investors. The asset-backed debt securities are collateralized solely by the U.S. fixed-term leases and loans in the offerings, which are held by Special Purpose Entities (“SPEs”), as discussed below. The interest rate on these securities is fixed and ranges from 0.31% to 5.92% per annum, and the duration of these securities is based on the terms of the underlying loan and lease payment streams.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

DFS International Debt

Securitization Facility — The Company maintains a securitization facility in Europe for fixed-term leases and loans. This facility is effective through December 21, 2020 and has a total debt capacity of $934 million as of October 30, 2020.

The securitization facility contains standard structural features related to the performance of the securitized receivables, which include defined credit losses, delinquencies, average credit scores, and minimum collection requirements. In the event one or more of these criteria are not met and the Company is unable to restructure the program, no further funding of receivables will be permitted and the timing of the Company’s expected cash flows from over-collateralization will be delayed. As of October 30, 2020, these criteria were met.

Other Borrowings — In connection with the Company’s international financing operations, the Company has entered into revolving structured financing debt programs related to its fixed-term lease and loan products sold in Canada, Europe, Australia, and New Zealand. The Canadian facility, which is collateralized solely by Canadian loan and lease payments and associated equipment, had a total debt capacity of $281 million as of October 30, 2020, and is effective through January 16, 2023. The European facility, which is collateralized solely by European loan and lease payments and associated equipment, had a total debt capacity of $700 million as of October 30, 2020, and is effective through June 14, 2022. The Australia and New Zealand facility, which is collateralized solely by Australia and New Zealand loan and lease payments and associated equipment, had a total debt capacity of $246 million as of October 30, 2020, and is effective through December 20, 2021.

Note Payable — On November 27, 2017 the Company entered into an unsecured credit agreement to fund receivables in Mexico. As of July 31, 2020, the aggregate principal amount of the note payable was $187 million. This note was repaid in full during the three months ended October 30, 2020.

On August 7, 2020, the Company entered into two new unsecured credit agreements to fund receivables in Mexico. As of October 30, 2020, the aggregate principal amount of the notes payable was $250 million. The notes bear interest at 3.37% and will mature on June 1, 2022.

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

The following table presents financing receivables and equipment under operating leases, net held by the consolidated VIEs as of the dates indicated:

	October 30, 2020	January 31, 2020
	(in millions)
Assets held by consolidated VIEs, net:
Short-term, net	$3,430	$3,316
Long-term, net	4,070	3,348
Assets held by consolidated VIEs, net	$7,500	$6,664

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Loan and lease payments and associated equipment transferred via securitization through SPEs were $1.6 billion and $1.3 billion for the three months ended October 30, 2020 and November 1, 2019, respectively, and $4.6 billion and $4.1 billion for the nine months ended October 30, 2020 and November 1, 2019, respectively.

Some of the SPEs have entered into financing arrangements with multi-seller conduits that, in turn, issue asset-backed debt securities in the capital markets. The DFS debt outstanding, which is collateralized by the loan and lease payments and associated equipment held by the consolidated VIEs, was $6.9 billion and $5.9 billion as of October 30, 2020 and January 31, 2020, respectively. The Company’s risk of loss related to securitized receivables is limited to the amount by which the Company’s right to receive collections for assets securitized exceeds the amount required to pay interest, principal, and fees and expenses related to the asset-backed securities. The Company provides credit enhancement to the securitizations in the form of over-collateralization.

Customer Receivables Sales

To manage certain concentrations of customer credit exposure, the Company may sell selected fixed-term customer receivables to unrelated third parties on a periodic basis, without recourse. The amount of customer receivables sold for this purpose was $414 million and $406 million for the nine months ended October 30, 2020 and November 1, 2019, respectively. The Company’s continuing involvement in the above mentioned customer receivables is primarily limited to servicing arrangements.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 5 — LEASES

The Company enters into leasing transactions in which the Company is the lessee. These lease contracts are typically classified as operating leases. The Company’s lease contracts are generally for office buildings used to conduct its business, and the determination of whether such contracts contain leases generally does not require significant estimates or judgments. The Company also leases certain global logistics warehouses, employee vehicles, and equipment. As of October 30, 2020, the remaining terms of the Company’s leases range from less than one month to 26 years.

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

In adopting the current lease accounting standard effective February 2, 2019, the Company elected to apply a transition method that does not require the retrospective application to periods prior to the effective date. Financial information associated with the Company’s leases in which the Company is the lessee is contained in this Note. As of October 30, 2020 and January 31, 2020, there were no material finance leases for which the Company was a lessee.

The following table presents components of lease costs included in the Condensed Consolidated Statements of Income (Loss) for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 30, 2020	November 1, 2019	October 30, 2020	November 1, 2019
	(in millions)
Operating lease costs	$129	$134	$384	$377
Variable costs	37	41	113	120
Total lease costs	$166	$175	$497	$497

During both the nine months ended October 30, 2020 and November 1, 2019, sublease income, finance lease costs, and short-term lease costs were immaterial.

The following table presents supplemental information related to operating leases included in the Condensed Consolidated Statements of Financial Position as of the dates indicated:

	Classification	October 30, 2020	January 31, 2020
		(in millions, except for term and discount rate)
Operating lease right of use (“ROU”) assets	Other non-current assets	$2,179	$1,780

Current operating lease liabilities	Accrued and other current liabilities	$424	$432
Non-current operating lease liabilities	Other non-current liabilities	1,829	1,360
Total operating lease liabilities		$2,253	$1,792

Weighted-average remaining lease term (in years)		8.85	8.57
Weighted-average discount rate		3.56%	3.81%

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents supplemental cash flow information related to leases for the periods indicated:

	Nine Months Ended
	October 30, 2020	November 1, 2019
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities — operating cash outflows from operating leases	$384	$367

ROU assets obtained in exchange for new operating lease liabilities	$763	$495

The following table presents the future maturity of the Company’s operating lease liabilities under non-cancelable leases and reconciles the undiscounted cash flows for these leases to the lease liability recognized on the Condensed Consolidated Statements of Financial Position as of the date indicated:

October 30, 2020
Fiscal Years	(in millions)
Fiscal 2021 (remaining three months)	$110
Fiscal 2022	476
Fiscal 2023	429
Fiscal 2024	317
Fiscal 2025	237
Thereafter	1,131
Total lease payments	2,700
Less: Imputed interest	(447)
Total	$2,253
Current operating lease liabilities	$424
Non-current operating lease liabilities	$1,829

Future lease commitments after Fiscal 2025 include the ground lease on VMware, Inc.’s Palo Alto, California headquarter facilities, which expires in Fiscal 2047.

As of October 30, 2020, the Company has additional operating leases that have not yet commenced of $81 million. These operating leases will commence during Fiscal 2021 with lease terms of one year to 10 years.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 6 — DEBT
The following table presents the Company’s outstanding debt as of the dates indicated:

	October 30, 2020	January 31, 2020
	(in millions)
Secured Debt
Senior Secured Credit Facilities:
2.75% Term Loan B-1 Facility due September 2025	$4,691	$4,738
1.90% Term Loan A-4 Facility due December 2023	679	679
1.90% Term Loan A-6 Facility due March 2024	3,316	3,497
First Lien Notes:
4.42% due June 2021	—	4,500
5.45% due June 2023	3,750	3,750
4.00% due July 2024	1,000	1,000
5.85% due July 2025	1,000	—
6.02% due June 2026	4,500	4,500
4.90% due October 2026	1,750	1,750
6.10% due July 2027	500	—
5.30% due October 2029	1,750	1,750
6.20% due July 2030	750	—
8.10% due July 2036	1,500	1,500
8.35% due July 2046	2,000	2,000
Unsecured Debt
Unsecured Notes and Debentures:
4.625% due April 2021	400	400
7.10% due April 2028	300	300
6.50% due April 2038	388	388
5.40% due September 2040	264	264
Senior Notes:
5.875% due June 2021	1,075	1,075
7.125% due June 2024	1,625	1,625
EMC Notes:
2.650% due June 2020	—	600
3.375% due June 2023	1,000	1,000
Debt of Public Subsidiary
VMware Notes:
2.30% due August 2020	—	1,250
2.95% due August 2022	1,500	1,500
4.50% due May 2025	750	—
4.65% due May 2027	500	—
3.90% due August 2027	1,250	1,250
4.70% due May 2030	750	—
VMware Term Loan Facility	—	1,500
DFS Debt (Note 4)	9,201	7,765
Other
2.46% Margin Loan Facility due April 2022	4,000	4,000
Other	222	84
Total debt, principal amount	$50,411	$52,665

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	October 30, 2020	January 31, 2020
	(in millions)
Total debt, principal amount	$50,411	$52,665
Unamortized discount, net of unamortized premium	(217)	(241)
Debt issuance costs	(333)	(368)
Total debt, carrying value	$49,861	$52,056
Total short-term debt, carrying value	$6,536	$7,737
Total long-term debt, carrying value	$43,325	$44,319
During the nine months ended October 30, 2020, the net decrease in the Company’s debt balance was primarily due to:
•retirement of $4.5 billion principal amount of 4.42% First Lien Notes due June 2021 via repayment of $4,265 million and open market repurchases of $235 million;
•repayment of $1.5 billion principal amount of VMware Term Loan Facility upon maturity;
•repayment of $1.25 billion principal amount of 2.30% VMware Notes due August 2020;
•repayment of $600 million principal amount of 2.650% EMC Notes due June 2020 upon maturity; and
•amortization of approximately $229 million of principal under the Company’s term loan facilities.

These decreases in the Company’s debt balance were partially offset by:
•issuance of $2.25 billion principal amount of First Lien Notes on April 9, 2020, described below;
•issuance of $2.0 billion principal amount of VMware Notes on April 7, 2020, described below; and
•incurrence of an additional $1.4 billion, net, in DFS debt to support the expansion of its financing receivables portfolio.

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

As of October 30, 2020, available borrowings under the Revolving Credit Facility totaled $4.5 billion. The Senior Secured Credit Facilities provide that the borrowers have the right at any time, subject to customary conditions, to request incremental term loans or incremental revolving commitments.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

VMware Revolving Credit Facility — On September 12, 2017, VMware, Inc. entered into an unsecured credit agreement, establishing a revolving credit facility (the “VMware Revolving Credit Facility”) with a syndicate of lenders that provides the company with a borrowing capacity of up to $1.0 billion for VMware, Inc. general corporate purposes. Commitments under the VMware Revolving Credit Facility are available for a period of five years, which may be extended, subject to the satisfaction of certain conditions, by up to two one year periods. The credit agreement contains certain representations, warranties, and covenants. Commitment fees, interest rates, and other terms of borrowing under the VMware Revolving Credit Facility may vary based on VMware, Inc.’s external credit ratings. None of the net proceeds of such borrowings will be made available to support the operations or satisfy any corporate purposes of Dell Technologies, other than the operations and corporate purposes of VMware, Inc. and VMware, Inc.’s subsidiaries. As of October 30, 2020, there were no outstanding borrowings under the VMware Revolving Credit Facility.

VMware Term Loan Facility — On September 26, 2019, VMware, Inc. entered into a senior unsecured term loan facility (the “VMware Term Loan Facility”) with a syndicate of lenders that provided VMware, Inc. with a borrowing capacity of up to $2.0 billion through February 7, 2020, for VMware, Inc. general corporate purposes. During the three months ended October 30, 2020, VMware, Inc. repaid the outstanding borrowings of $1.5 billion under the VMware Term Loan Facility.

As of January 31, 2020, the outstanding borrowings under the VMware Term Loan Facility were $1.5 billion. None of the net proceeds of such borrowings were made available to support the operations or satisfy any corporate purposes of Dell Technologies, other than the operations and corporate purposes of VMware, Inc. and VMware, Inc.’s subsidiaries.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Aggregate Future Maturities

The following table presents the aggregate future maturities of the Company’s debt as of October 30, 2020 for the periods indicated:

	Maturities by Fiscal Year
	2021 (remaining three months)	2022	2023	2024	2025	Thereafter	Total
	(in millions)
Senior Secured Credit Facilities and First Lien Notes	$—	$172	$286	$7,384	$1,047	$18,297	$27,186
Unsecured Notes and Debentures	—	400	—	—	—	952	1,352
Senior Notes and EMC Notes	—	1,075	—	1,000	1,625	—	3,700
VMware Notes	—	—	1,500	—	—	3,250	4,750
DFS Debt	2,012	3,481	2,654	356	692	6	9,201
Margin Loan Facility	—	—	4,000	—	—	—	4,000
Other	3	12	12	156	8	31	222
Total maturities, principal amount	2,015	5,140	8,452	8,896	3,372	22,536	50,411
Associated carrying value adjustments	(1)	(10)	(14)	(38)	(83)	(404)	(550)
Total maturities, carrying value amount	$2,014	$5,130	$8,438	$8,858	$3,289	$22,132	$49,861

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

As of October 30, 2020, the Company had certain consolidated subsidiaries that were designated as unrestricted subsidiaries for all purposes of the applicable credit agreements and the indentures governing the First Lien Notes and the Senior Notes. Substantially all of the net assets of the Company’s consolidated subsidiaries were restricted, with the exception of the Company’s unrestricted subsidiaries, primarily VMware, Inc., Secureworks, and their respective subsidiaries, as of October 30, 2020.

The Term Loan A-4 Facility, the Term Loan A-6 Facility, and the Revolving Credit Facility are subject to a first lien leverage ratio covenant that is tested at the end of each fiscal quarter of Dell with respect to Dell’s preceding four fiscal quarters. The Company was in compliance with all financial covenants as of October 30, 2020.

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

During the three and nine months ended October 30, 2020 and November 1, 2019, the Company did not discontinue any cash flow hedges related to foreign exchange contracts that had a material impact on the Company’s results of operations due to the probability that the forecasted cash flows would not occur.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Derivative Instruments

Notional Amounts of Outstanding Derivative Instruments

	October 30, 2020	January 31, 2020
	(in millions)
Foreign exchange contracts:
Designated as cash flow hedging instruments	$6,436	$8,703
Non-designated as hedging instruments	8,808	7,711
Total	$15,244	$16,414
Interest rate contracts:
Non-designated as hedging instruments	$5,164	$4,043

Effect of Derivative Instruments Designated as Hedging Instruments on the Condensed Consolidated Statements of Financial Position and the Condensed Consolidated Statements of Income (Loss)

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in Accumulated OCI, Net of Tax, on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income
	(in millions)		(in millions)
For the three months ended October 30, 2020
		Total net revenue	$(88)
Foreign exchange contracts	$45	Total cost of net revenue	4
Interest rate contracts	—	Interest and other, net	—
Total	$45		$(84)

For the three months ended November 1, 2019
		Total net revenue	$71
Foreign exchange contracts	$(47)	Total cost of net revenue	—
Interest rate contracts	—	Interest and other, net	—
Total	$(47)		$71

For the nine months ended October 30, 2020
		Total net revenue	$17
Foreign exchange contracts	$(45)	Total cost of net revenue	7
Interest rate contracts	—	Interest and other, net	—
Total	$(45)		$24

For the nine months ended November 1, 2019
		Total net revenue	$197
Foreign exchange contracts	$210	Total cost of net revenue	—
Interest rate contracts	—	Interest and other, net	—
Total	$210		$197

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Effect of Derivative Instruments Not Designated as Hedging Instruments on the Condensed Consolidated Statements of Income (Loss)

	Three Months Ended		Nine Months Ended
	October 30, 2020	November 1, 2019	October 30, 2020	November 1, 2019	Location of Gain (Loss) Recognized
	(in millions)
Gain (Loss) Recognized:
Foreign exchange contracts	$(127)	$13	$87	$(46)	Interest and other, net
Interest rate contracts	1	1	(43)	(21)	Interest and other, net
Total	$(126)	$14	$44	$(67)

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Fair Value of Derivative Instruments in the Condensed Consolidated Statements of Financial Position

The Company presents its foreign exchange derivative instruments on a net basis in the Condensed Consolidated Statements of Financial Position due to the right of offset by its counterparties under master netting arrangements. The following tables present the fair value of those derivative instruments presented on a gross basis as of the dates indicated:

	October 30, 2020
	Other Current Assets	Other Non- Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value
	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange contracts in an asset position	$22	$—	$59	$—	$81
Foreign exchange contracts in a liability position	—	—	(13)	—	(13)
Net asset (liability)	22	—	46	—	68
Derivatives not designated as hedging instruments:
Foreign exchange contracts in an asset position	37	1	79	—	117
Foreign exchange contracts in a liability position	(19)	—	(274)	(2)	(295)
Interest rate contracts in an asset position	—	11	—	—	11
Interest rate contracts in a liability position	—	—	—	(30)	(30)
Net asset (liability)	18	12	(195)	(32)	(197)
Total derivatives at fair value	$40	$12	$(149)	$(32)	$(129)

	January 31, 2020
	Other Current Assets	Other Non- Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value
	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange contracts in an asset position	$108	$—	$15	$—	$123
Foreign exchange contracts in a liability position	(2)	—	(3)	—	(5)
Net asset (liability)	106	—	12	—	118
Derivatives not designated as hedging instruments:
Foreign exchange contracts in an asset position	136	—	39	—	175
Foreign exchange contracts in a liability position	(162)	—	(81)	(6)	(249)
Interest rate contracts in an asset position	—	1	—	—	1
Interest rate contracts in a liability position	—	—	—	(32)	(32)
Net asset (liability)	(26)	1	(42)	(38)	(105)
Total derivatives at fair value	$80	$1	$(30)	$(38)	$13

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following tables present the gross amounts of the Company’s derivative instruments, amounts offset due to master netting agreements with the Company’s counterparties, and the net amounts recognized in the Condensed Consolidated Statements of Financial Position as of the dates indicated:

	October 30, 2020
	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ (Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Received or Pledged
	(in millions)
Derivative instruments:
Financial assets	$209	$(157)	$52	$—	$—	$52
Financial liabilities	(338)	157	(181)	—	(4)	(185)
Total derivative instruments	$(129)	$—	$(129)	$—	$(4)	$(133)

	January 31, 2020
	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ (Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments	Cash Collateral Received or Pledged
	(in millions)
Derivative instruments:
Financial assets	$299	$(218)	$81	$—	$—	$81
Financial liabilities	(286)	218	(68)	—	15	(53)
Total derivative instruments	$13	$—	$13	$—	$15	$28

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 8 — BUSINESS COMBINATIONS, GOODWILL AND INTANGIBLE ASSETS

Business Combinations

VMware, Inc. Acquisitions

SaltStack, Inc. — During the three months ended October 30, 2020, VMware, Inc. completed the acquisition of SaltStack, Inc., a developer of intelligent, event-driven automation software, to broaden VMware, Inc.’s Cloud Management capabilities from infrastructure to applications. The total purchase price, net of cash acquired, was $51 million. The purchase price primarily included $29 million of intangible assets and $24 million of goodwill that is not expected to be deductible for tax purposes. The identifiable intangible assets, which primarily consisted of completed technology, have estimated useful lives of three years.

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

Other Fiscal 2021 Acquisitions — During the nine months ended October 30, 2020, VMware, Inc. completed three other acquisitions, which were not material individually to the Condensed Consolidated Financial Statements. VMware, Inc. expects these acquisitions to enhance its product features and capabilities for VMware Carbon Black Cloud and vRealize Operations offerings. The aggregate purchase price for these three acquisitions, net of cash acquired, was $44 million and primarily included $35 million of identifiable intangible assets and $16 million of goodwill, of which $24 million is expected to be deductible for tax purposes. The identifiable intangible assets, which primarily consisted of completed technology, have estimated useful lives of one year to five years.

For each of the acquisitions completed during the nine months ended October 30, 2020, the excess of the purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill, which management believes represents synergies expected from combining the technologies of VMware, Inc. with those of the acquired businesses. The estimated fair value assigned to the tangible assets, identifiable intangible assets, and assumed liabilities were based on management's estimates and assumptions. The initial allocation of the purchase price was based on preliminary valuations and assumptions and is subject to change within the measurement period. VMware, Inc. expects to finalize the allocation of the purchase price within the measurement period.

The pro forma financial information assuming these Fiscal 2021 acquisitions had occurred as of the beginning of the fiscal year prior to the fiscal year of acquisition, as well as the revenue and earnings generated during the current fiscal year, were not material for disclosure purposes.

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

The following table presents goodwill allocated to the Company’s reportable segments and changes in the carrying amount of goodwill as of the dates indicated:

	Infrastructure Solutions Group	Client Solutions Group	VMware	Other Businesses (a)	Total
	(in millions)
Balance as of January 31, 2020	$15,089	$4,237	$20,532	$1,833	$41,691
Goodwill acquired (b)	—	—	230	8	238
Impact of foreign currency translation	90	—	—	9	99
Goodwill divested (c)	—	—	—	(1,385)	(1,385)
Balance as of October 30, 2020	$15,179	$4,237	$20,762	$465	$40,643
____________________
(a)    As of October 30, 2020, goodwill allocated to Other businesses consists of Secureworks, Virtustream, and Boomi.
(b)    Primarily VMware, Inc. business combinations completed during the nine months ended October 30, 2020, as discussed above.
(c)    During the three months ended October 30, 2020, Dell Technologies closed the transaction to sell RSA Security. Prior to the divestiture, RSA Security was included in Other businesses. See Note 1 of the Notes to the Condensed Consolidated Financial Statements for additional information about the divestiture of RSA Security.

Goodwill Impairment Tests — Goodwill and indefinite-lived intangible assets are tested for impairment annually during the third fiscal quarter and whenever events or circumstances may indicate that an impairment has occurred. As a result of the changes in the current economic environment related to the COVID-19 pandemic, the Company considered whether there was a potential triggering event requiring the evaluation of whether goodwill of any of the reporting units should be tested for impairment. The Company determined there was no triggering event in previous quarters during Fiscal 2021 and no impairment test was performed other than the Company’s annual impairment review in the third quarter of Fiscal 2021.

For the annual impairment review in the third quarter of Fiscal 2021, the Company elected to bypass the assessment of qualitative factors to determine whether it was more likely than not that the fair value of a reporting unit was less than its carrying amount, including goodwill. In electing to bypass the qualitative assessment, the Company proceeded directly to performing a quantitative goodwill impairment test to measure the fair value of each goodwill reporting unit relative to its carrying amount, and to determine the amount of goodwill impairment loss to be recognized, if any.

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

Based on the results of the annual impairment test performed during the three months ended October 30, 2020, the fair values of each of the reporting units exceeded their carrying values.

During the fiscal year ended January 31, 2020, an interim impairment assessment of Virtustream was required. There were no remaining balances of Virtustream goodwill, intangible assets, or property, plant, and equipment as of January 31, 2020 following the gross asset impairment charge of $619 million (comprised of $207 million of goodwill, $266 million of intangible assets, net, and $146 million of property, plant, and equipment, net) recognized during the fiscal year ended January 31, 2020, and a gross goodwill impairment charge of $190 million recognized during the fiscal year ended February 1, 2019. The impairment was reflected in Other, net within cash flows from operating activities on the Condensed Consolidated Statements of Cash Flows.

Intangible Assets

The following table presents the Company’s intangible assets as of the dates indicated:

	October 30, 2020			January 31, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in millions)
Customer relationships	$22,399	$(15,004)	$7,395	$22,950	$(13,821)	$9,129
Developed technology	15,484	(11,758)	3,726	15,707	(10,974)	4,733
Trade names	1,266	(885)	381	1,306	(816)	490
Definite-lived intangible assets	39,149	(27,647)	11,502	39,963	(25,611)	14,352
Indefinite-lived trade names	3,755	—	3,755	3,755	—	3,755
Total intangible assets	$42,904	$(27,647)	$15,257	$43,718	$(25,611)	$18,107

Amortization expense related to definite-lived intangible assets was approximately $0.8 billion and $1.1 billion for the three months ended October 30, 2020 and November 1, 2019, respectively, and $2.5 billion and $3.3 billion for the nine months ended October 30, 2020 and November 1, 2019, respectively. There were no material impairment charges related to intangible assets during the three and nine months ended October 30, 2020. During the nine months ended November 1, 2019, an impairment charge related to Virtustream intangible assets, net was approximately $266 million.

During the three months ended May 1, 2020, the Company recognized proceeds and a gain of $120 million from the sale of certain internally developed intellectual property assets.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents the estimated future annual pre-tax amortization expense of definite-lived intangible assets as of the date indicated:

October 30, 2020
Fiscal Years	(in millions)
2021 (remaining three months)	$846
2022	2,698
2023	1,820
2024	1,451
2025	1,101
Thereafter	3,586
Total	$11,502

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

The following table presents the changes in the Company’s deferred revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 30, 2020	November 1, 2019	October 30, 2020	November 1, 2019
	(in millions)
Deferred revenue:
Deferred revenue at beginning of period	$28,791	$25,348	$27,800	$24,010
Revenue deferrals	5,432	5,326	17,560	16,201
Revenue recognized	(5,542)	(4,922)	(16,418)	(14,459)
Other (a) (b)	—	151	(261)	151
Deferred revenue at end of period	$28,681	$25,903	$28,681	$25,903
Short-term deferred revenue	$15,259	$13,787	$15,259	$13,787
Long-term deferred revenue	$13,422	$12,116	$13,422	$12,116
____________________
(a) For the nine months ended October 30, 2020, Other consists of divested deferred revenue from the sale of RSA Security. See Note 1 of the Notes to the Condensed Consolidated Financial Statements for more information about the divestiture of RSA Security. For the three months ended October 30, 2020, there was no impact to deferred revenue because RSA Security was previously classified as held for sale.
(b) For the three and nine months ended November 1, 2019, Other consists of acquired deferred revenue from Carbon Black, Inc. by VMware, Inc.

Remaining Performance Obligations — Remaining performance obligations represent the aggregate amount of the transaction price allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include deferred revenue plus unbilled amounts not yet recorded in deferred revenue. The value of the transaction price allocated to remaining performance obligations as of October 30, 2020 was approximately $38 billion. The Company expects to recognize approximately 63% of remaining performance obligations as revenue in the next twelve months, and the remainder thereafter.

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

Patent Litigation — On April 25, 2019, Cirba Inc. (“Cirba”) filed a lawsuit against VMware, Inc. in the United States District Court for the District of Delaware, alleging two patent infringement claims and three trademark infringement-related claims.  On May 6, 2019, Cirba filed a motion seeking a preliminary injunction tied to one of the two patents it alleges VMware, Inc. infringes.  Following a hearing on August 6, 2019, the Court denied Cirba’s preliminary injunction motion and set the case for trial in mid-January 2020. On August 20, 2019, VMware, Inc. filed counterclaims against Cirba, asserting among other claims that Cirba is infringing four VMware, Inc. patents.  The Delaware Court severed those claims from the January 2020 trial on Cirba’s claims, and the trial on VMware, Inc.’s patent claims is currently set for September 2021. The trial on Cirba’s claims in the Delaware court was completed on January 23, 2020, and on January 24, 2020, the jury returned a verdict finding that VMware, Inc. willfully infringed the two asserted patents and awarding approximately $237 million in damages. The jury further found that VMware, Inc. was not liable on Cirba’s trademark infringement-related claims. A total of $237 million was accrued for the Delaware action, which reflects the estimated losses that are considered both probable and reasonably estimable at this time. The parties filed the post-trial motions in which VMware, Inc. moved to set aside the verdict and reduce the damages award, and Cirba moved for a permanent injunction, enhanced damages, setting of an ongoing royalty rate, and an award of pre-judgment and post-judgment interest and supplemental damages. A hearing was held in the Delaware court on those motions on May 15, 2020, and the Delaware court has taken those motions under advisement. VMware, Inc. intends to vigorously defend itself in this matter, including, if necessary, via an appeal. Final resolution of this matter could be materially different from the amount accrued. The amount accrued for this matter is included in Accrued and other in the Condensed Consolidated Statements of Financial Position as of October 30, 2020 and January 31, 2020, and the charge was classified in Selling, general and administrative in the Consolidated Statements of Income (Loss) during the fiscal year ended January 31, 2020.

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

Class Actions Related to VMware, Inc.’s Acquisition of Pivotal — Two purported stockholders brought putative class action complaints arising out of VMware, Inc.’s acquisition of Pivotal Software, Inc. on December 30, 2019 as described in Note 1 of the Notes to the Condensed Consolidated Financial Statements. The two actions were consolidated in the Delaware Chancery Court into In re: Pivotal Software, Inc. Stockholders Litigation (Civil Action No. 2020-0440-KSJM). The complaint names as defendants the Company, VMware, Inc., Michael S. Dell, and certain officers of Pivotal. The plaintiffs generally allege that the defendants breached their fiduciary duties to the former holders of Pivotal Class A Common Stock in connection with VMware, Inc.’s acquisition of Pivotal by allegedly causing Pivotal to enter into a transaction that favored the interests of Pivotal’s controlling stockholders at the expense of such former stockholders. The plaintiffs seek, among other remedies, a judicial declaration that the defendants breached their fiduciary duties and an award of damages, fees, and costs.

Other Litigation — The various legal proceedings in which Dell is involved include commercial and intellectual property litigation. Dell does not currently anticipate that any of these matters will have a material adverse effect on its business, financial condition, results of operations, or cash flows.

As of October 30, 2020, the Company does not believe there is a reasonable possibility that a material loss exceeding the amounts already accrued for these or other proceedings or matters has been incurred. However, since the ultimate resolution of any such proceedings and matters is inherently unpredictable, the Company’s business, financial condition, results of operations, or cash flows could be materially affected in any particular period by unfavorable outcomes in one or more of these proceedings or matters. Whether the outcome of any claim, suit, assessment, investigation, or legal proceeding, individually or collectively, could have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows will depend on a number of variables, including the nature, timing, and amount of any associated expenses, amounts paid in settlement, damages, or other remedies or consequences.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 11 — INCOME AND OTHER TAXES

For the three months ended October 30, 2020 and November 1, 2019, the Company’s effective income tax rates were 37.2% and -247.2% on pre-tax income of $1.4 billion and $159 million, respectively. For the nine months ended October 30, 2020 and November 1, 2019, the Company’s effective income tax rates were -6.1% and 5482.1% on pre-tax income of $2.0 billion and pre-tax losses of $95 million, respectively. The changes in the Company’s effective income tax rates are primarily driven by discrete tax items and a change in the Company’s jurisdictional mix of income.

The Company’s effective income tax rates for the three and nine months ended October 30, 2020 include a discrete tax expense of $359 million relating to the divestiture of RSA Security during the periods due to the relatively low tax basis for the assets sold, particularly goodwill. For the nine months ended October 30, 2020, the Company’s effective income tax rate also includes discrete tax benefits of $746 million related to an audit settlement and $59 million from an intra-entity asset transfer of certain of Pivotal’s intellectual property to an Irish subsidiary that was completed by VMware, Inc. For the nine months ended November 1, 2019, the Company’s effective income tax rate includes discrete tax benefits of $4.9 billion related to similar intra-entity asset transfers. The tax benefit for each intra-entity asset transfer was recorded as a deferred tax asset in the period of the transaction and represents the book and tax basis difference on the transferred assets measured based on the intellectual property’s current fair value and applicable Irish statutory tax rate. The Company expects to be able to realize the deferred tax assets resulting from these intra-entity asset transfers. The Company’s effective income tax rates for the three and nine months ended November 1, 2019 also include discrete tax benefits of $305 million related to an audit settlement.

The differences between the estimated effective income tax rates and the U.S. federal statutory rate of 21% principally result from the Company’s geographical distribution of income, differences between the book and tax treatment of certain items, and the discrete tax items discussed above. In certain jurisdictions, the Company’s tax rate is significantly less than the applicable statutory rate as a result of tax holidays. The majority of the Company’s foreign income that is subject to these tax holidays and lower tax rates is attributable to Singapore, China, and Malaysia. A significant portion of these income tax benefits relates to a tax holiday that will be effective until January 31, 2029.  The Company’s other tax holidays will expire in whole or in part during fiscal years 2022 through 2030. Many of these tax holidays and reduced tax rates may be extended when certain conditions are met or may be terminated early if certain conditions are not met. As of October 30, 2020, the Company was not aware of any matters of non-compliance related to these tax holidays. The effective income tax rate for future quarters of Fiscal 2021 may be impacted by the actual mix of jurisdictions in which income is generated.

During the nine months ended October 30, 2020, the Company effectively settled the Internal Revenue Service (“IRS”) audit for fiscal years 2010 through 2014, for which the Company made a cash payment of $435 million to the IRS on August 3, 2020. The IRS is currently examining fiscal years 2015 through 2019. The Company believes it has valid positions supporting its tax returns and that it is adequately reserved.

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

Judgment is required in evaluating the Company’s uncertain tax positions and determining the Company’s provision for income taxes. The unrecognized tax benefits were $1.4 billion and $2.5 billion as of October 30, 2020 and January 31, 2020, respectively, and are included in accrued and other and other non-current liabilities in the Condensed Consolidated Statements of Financial Position. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

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

The following table presents changes in accumulated other comprehensive income (loss), net of tax, by the following components as of the dates indicated:

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Pension and Other Postretirement Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balances as of January 31, 2020	$(678)	$14	$(45)	$(709)
Other comprehensive income (loss) before reclassifications	243	(45)	(21)	177
Amounts reclassified from accumulated other comprehensive income (loss)	—	(24)	3	(21)
Total change for the period	243	(69)	(18)	156
Less: Change in comprehensive income (loss) attributable to non-controlling interests	—	—	—	—
Balances as of October 30, 2020	$(435)	$(55)	$(63)	$(553)

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents reclassifications out of accumulated other comprehensive income (loss), net of tax, to net income for the periods indicated:

	Three Months Ended
	October 30, 2020			November 1, 2019
	Cash Flow Hedges	Pensions	Total	Cash Flow Hedges	Pensions	Total
	(in millions)
Total reclassifications, net of tax:
Net revenue	$(88)	$—	$(88)	$71	$—	$71
Cost of net revenue	4	—	4	—	—	—
Operating expenses	—	1	1	—	—	—
Total reclassifications, net of tax	$(84)	$1	$(83)	$71	$—	$71

	Nine Months Ended
	October 30, 2020			November 1, 2019
	Cash Flow Hedges	Pensions	Total	Cash Flow Hedges	Pensions	Total
	(in millions)
Total reclassifications, net of tax:
Net revenue	$17	$—	$17	$197	$—	$197
Cost of net revenue	7	—	7	—	—	—
Operating expenses	—	(3)	(3)	—	—	—
Total reclassifications, net of tax	$24	$(3)	$21	$197	$—	$197

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 13 — NON-CONTROLLING INTERESTS

VMware, Inc. — The non-controlling interests’ share of equity in VMware, Inc. is reflected as a component of the non-controlling interests in the Condensed Consolidated Statements of Financial Position and was $5.0 billion and $4.6 billion as of October 30, 2020 and January 31, 2020, respectively. As of October 30, 2020 and January 31, 2020, the Company held approximately 80.4% and 80.9%, respectively, of the outstanding equity interest in VMware, Inc.

As a result of VMware, Inc.’s acquisition of the non-controlling interest in Pivotal from Pivotal’s public shareholders on December 30, 2019, as described in Note 1 of the Notes to the Condensed Consolidated Financial Statements, the non-controlling interests’ share of equity in Pivotal is only reflected as a component of the non-controlling interest through December 30, 2019. Pivotal’s Class A common stock ceased to be listed and traded on the NYSE as of the acquisition date, and there was no non-controlling interest in Pivotal as of October 30, 2020 and January 31, 2020.

Secureworks — The non-controlling interests’ share of equity in Secureworks is reflected as a component of the non-controlling interests in the Condensed Consolidated Statements of Financial Position and was $94 million and $88 million as of October 30, 2020 and January 31, 2020, respectively. As of October 30, 2020 and January 31, 2020, the Company held approximately 85.9% and 86.8%, respectively, of the outstanding equity interest in Secureworks, excluding restricted stock awards (“RSAs”). As of October 30, 2020 and January 31, 2020, the Company held approximately 85.1% and 86.2%, respectively, of the outstanding equity interest in Secureworks, including RSAs.

The following table presents the effect of changes in the Company’s ownership interest in VMware, Inc. and Secureworks on the Company’s equity for the period indicated:

Nine Months Ended
October 30, 2020
(in millions)
Net income attributable to Dell Technologies Inc.	$2,023
Transfers (to)/from the non-controlling interests:
Increase in Dell Technologies Inc. additional paid-in-capital for equity issuances and other equity activity	774
Decrease in Dell Technologies Inc. additional paid-in-capital for equity issuances and other equity activity	(704)
Net transfers to non-controlling interests	70
Change from net income attributable to Dell Technologies Inc. and transfers to the non-controlling interests	$2,093

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 14 — CAPITALIZATION

The following table presents the Company’s authorized, issued, and outstanding common stock as of the dates indicated:

	Authorized	Issued	Outstanding
	(in millions)
Common stock as of October 30, 2020
Class A	600	385	385
Class B	200	102	102
Class C	7,900	270	262
Class D	100	—	—
Class V	343	—	—
	9,143	757	749

Common stock as of January 31, 2020
Class A	600	385	385
Class B	200	102	102
Class C	7,900	258	256
Class D	100	—	—
Class V	343	—	—
	9,143	745	743

Under the Company’s certificate of incorporation as amended and restated upon the completion of the Class V transaction described in Note 1 of the Notes to the Condensed Consolidated Financial Statements, the Company is prohibited from issuing any of the authorized shares of Class V Common Stock.

Preferred Stock

The Company is authorized to issue one million shares of preferred stock, par value $0.01 per share. As of October 30, 2020 and January 31, 2020, no shares of preferred stock were issued or outstanding.

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

Conversion Rights — Under the Company’s certificate of incorporation, at any time and from time to time, any holder of Class A Common Stock or Class B Common Stock has the right to convert all or any of the shares of Class A Common Stock or Class B Common Stock, as applicable, held by such holder into shares of Class C Common Stock on a one-to-one basis.  During the nine months ended October 30, 2020, the Company issued 72,727 shares of Class C Common Stock to stockholders upon the conversion of the same number of shares of Class A Common Stock into Class C Common Stock in accordance with the Company’s certificate of incorporation.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Repurchases of Common Stock

Dell Technologies Common Stock Repurchases by Dell Technologies

On February 24, 2020, the Company’s board of directors approved a stock repurchase program under which the Company is authorized to repurchase up to $1.0 billion of shares of the Class C Common Stock over a 24-month period expiring on February 28, 2022, of which approximately $760 million remained available as of October 30, 2020. During the nine months ended October 30, 2020, the Company repurchased approximately 6 million shares of Class C Common Stock for approximately $240 million. During the three months ended May 1, 2020, the Company suspended activity under its stock repurchase program. During the nine months ended November 1, 2019, Dell Technologies Common Stock repurchases were immaterial.

To the extent not retired, shares repurchased under the repurchase program are placed in the Company’s treasury.

VMware, Inc. Class A Common Stock Repurchases by VMware, Inc.

On May 29, 2019, VMware, Inc.’s board of directors authorized the repurchase of up to $1.5 billion of VMware, Inc.’s Class A common stock through January 29, 2021. On July 15, 2020, VMware, Inc.’s board of directors extended authorization of VMware, Inc.’s existing repurchase program and authorized the repurchase of up to an additional $1.0 billion of VMware, Inc.’s Class A common stock through January 28, 2022. As of October 30, 2020, the cumulative authorized amount remaining for stock repurchases was $1.4 billion.

During the nine months ended October 30, 2020, VMware, Inc. repurchased 4.2 million shares of its Class A common stock in the open market for approximately $566 million. During the nine months ended November 1, 2019, VMware, Inc. repurchased 7.3 million shares of its Class A common stock in the open market for approximately $1.3 billion, of which approximately $0.2 billion impacted Dell Technologies’ accumulated deficit balance as of November 1, 2019 as a result of the full depletion of VMware, Inc’s additional paid-in capital in the same period.

All shares repurchased under VMware, Inc.’s stock repurchase programs are retired.

The above VMware, Inc. Class A common stock repurchases for the nine months ended October 30, 2020 and November 1, 2019 exclude shares repurchased to settle employee tax withholding related to the vesting of VMware, Inc. stock awards of $315 million and $442 million, respectively.

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

The following table presents the basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 30, 2020	November 1, 2019	October 30, 2020	November 1, 2019
Earnings per share attributable to Dell Technologies Inc.
Dell Technologies Common Stock — Basic	$1.11	$0.69	$2.73	$5.84
Dell Technologies Common Stock — Diluted	$1.08	$0.66	$2.64	$5.50

The following table presents the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 30, 2020	November 1, 2019	October 30, 2020	November 1, 2019
	(in millions)
Numerator: Dell Technologies Common Stock
Net income attributable to Dell Technologies — basic	$832	$499	$2,023	$4,208
Incremental dilution from VMware, Inc. attributable to Dell Technologies (a)	(3)	(6)	(8)	(81)
Net income attributable to Dell Technologies — diluted	$829	$493	$2,015	$4,127

Denominator: Dell Technologies Common Stock weighted-average shares outstanding
Weighted-average shares outstanding — basic	747	725	742	720
Dilutive effect of options, restricted stock units, restricted stock, and other	24	25	22	30
Weighted-average shares outstanding — diluted	771	750	764	750
Weighted-average shares outstanding — antidilutive	—	—	1	—
____________________
(a)The incremental dilution from VMware, Inc. represents the impact of VMware, Inc.’s dilutive securities on diluted earnings per share of Dell Technologies Common Stock, and is calculated by multiplying the difference between VMware, Inc.’s basic and diluted earnings per share by the number of shares of VMware, Inc. common stock held by the Company. For the three and nine months ended November 1, 2019, the incremental dilution from VMware, Inc. was calculated by the Company without regard to VMware, Inc.’s required retrospective adjustments for the Pivotal acquisition in its stand-alone financial statements, and there was no incremental dilution from Pivotal due to its net loss position. For both periods presented, there was no incremental dilution from Secureworks due to its net loss position.

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

•For stock appreciation rights, restricted stock units, or restricted stock awards, any of which stock award types are subject to service requirements, the fair value of the share is multiplied by the portion of the share for which services have been rendered.

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

The following table presents the amount of redeemable shares classified as temporary equity and summarizes the award type as of the dates indicated:

	October 30, 2020	January 31, 2020
	(in millions)
Redeemable shares classified as temporary equity	$527	$629

Issued and outstanding unrestricted common shares	2	2
Restricted stock units	—	1
Restricted stock awards	—	—
Outstanding stock options	9	15
The decrease in the value of redeemable shares during the nine months ended October 30, 2020 was primarily attributable to a reduction in the number of shares eligible for put rights.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents a reconciliation of net revenue by the Company’s reportable segments to the Company’s consolidated net revenue as well as a reconciliation of consolidated segment operating income to the Company’s consolidated operating income for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 30, 2020	November 1, 2019	October 30, 2020	November 1, 2019
	(in millions)
Consolidated net revenue:
Infrastructure Solutions Group	$8,024	$8,390	$23,800	$25,213
Client Solutions Group	12,286	11,410	34,593	34,068
VMware	2,893	2,671	8,556	7,779
Reportable segment net revenue	23,203	22,471	66,949	67,060
Other businesses (a)	314	456	1,288	1,311
Unallocated transactions (b)	4	1	4	1
Impact of purchase accounting (c)	(39)	(84)	(129)	(250)
Total consolidated net revenue	$23,482	$22,844	$68,112	$68,122

Consolidated operating income:
Infrastructure Solutions Group	$882	$996	$2,587	$2,889
Client Solutions Group	1,002	739	2,309	2,514
VMware	837	709	2,504	2,055
Reportable segment operating income	2,721	2,444	7,400	7,458
Other businesses (a)	3	—	105	(48)
Unallocated transactions (b)	1	(2)	(1)	(29)
Impact of purchase accounting (c)	(49)	(96)	(165)	(299)
Amortization of intangibles	(845)	(1,057)	(2,547)	(3,334)
Transaction-related expenses (d)	(52)	(76)	(211)	(165)
Stock-based compensation expense (e)	(436)	(322)	(1,219)	(886)
Other corporate expenses (f)	(214)	(55)	(395)	(792)
Total consolidated operating income	$1,129	$836	$2,967	$1,905
____________________
(a)Secureworks, Virtustream, and Boomi constitute “Other businesses” and do not meet the requirements for a reportable segment, either individually or collectively. The results of Other businesses are not material to the Company’s overall results. On September 1, 2020, the Company completed the sale of RSA Security. Prior to the divestiture, RSA Security’s results were included in “Other businesses.” See Note 1 of the Notes to the Condensed Consolidated Financial Statements for more information about the sale of RSA Security.
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
(f)Other corporate expenses includes impairment charges, severance, facility action, and other costs. During the nine months ended November 1, 2019, this category includes Virtustream gross impairment charges of $619 million.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents the disaggregation of net revenue by reportable segment, and by major product categories within the segments for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 30, 2020	November 1, 2019	October 30, 2020	November 1, 2019
	(in millions)
Net revenue:
Infrastructure Solutions Group:
Servers and networking	$4,164	$4,241	$12,118	$12,858
Storage	3,860	4,149	11,682	12,355
Total ISG net revenue	8,024	8,390	23,800	25,213
Client Solutions Group:
Commercial	8,783	8,330	25,456	25,714
Consumer	3,503	3,080	9,137	8,354
Total CSG net revenue	12,286	11,410	34,593	34,068
VMware:
Total VMware net revenue	2,893	2,671	8,556	7,779
Total segment net revenue	$23,203	$22,471	$66,949	$67,060

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 18 — SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION

The following table presents additional information on selected accounts included in the Condensed Consolidated Statements of Financial Position as of the dates indicated:

	October 30, 2020	January 31, 2020
	(in millions)
Cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$11,304	$9,302
Restricted cash - other current assets (a)	761	730
Restricted cash - other non-current assets (a)	92	119
Total cash, cash equivalents, and restricted cash	$12,157	$10,151
Inventories, net:
Production materials	$1,687	$1,590
Work-in-process	710	563
Finished goods	996	1,128
Total inventories, net	$3,393	$3,281
Other non-current assets:
Deferred and other tax assets	$6,127	$5,960
Operating lease ROU assets	2,179	1,780
Deferred commissions	1,028	998
Other	1,727	1,690
Total other non-current assets	$11,061	$10,428
Other non-current liabilities:
Deferred and other tax liabilities	$2,184	$3,110
Operating lease liabilities	1,829	1,360
Warranty liability	130	155
Other	1,290	758
Total other non-current liabilities	$5,433	$5,383
____________________
(a)    Restricted cash primarily includes cash required to be held in escrow pursuant to DFS securitization arrangements and VMware, Inc. restricted cash.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Trade Receivables — Allowance for Expected Credit Losses

Allowance for expected credit losses of trade receivables as of October 30, 2020 includes the impact of adoption of the new CECL standard, which was adopted as of February 1, 2020 using the modified retrospective method, as described in Note 1 of the Notes to the Condensed Consolidated Financial Statements. The provision recognized on the Condensed Consolidated Statements of Income (Loss) during the three and nine months ended October 30, 2020 is based on an assessment of the impact of current and expected future conditions, inclusive of the effect of the COVID-19 pandemic on credit losses. The duration and severity of COVID-19 and continued market volatility is highly uncertain and, as such, the impact on expected credit losses is subject to significant judgment and may cause variability in the Company’s allowance for credit losses in future periods.

The following table presents the changes in the Company’s allowance for expected credit losses for the periods indicated:

	Three Months Ended	Nine Months Ended
	October 30, 2020	October 30, 2020
	(in millions)
Trade Receivables - Allowance for expected credit losses:
Balance at beginning of period	$146	$94
Adjustment for adoption of the new CECL standard (Note 1)	—	27
Provision charged to income statement	(4)	43
Bad debt write-offs	(27)	(49)
Balance at end of period	$115	$115

Warranty Liability

The following table presents changes in the Company’s liability for standard limited warranties for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 30, 2020	November 1, 2019	October 30, 2020	November 1, 2019
	(in millions)
Warranty liability:
Warranty liability at beginning of period	$479	$525	$496	$524
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties (a) (b)	219	211	573	651
Service obligations honored	(206)	(216)	(577)	(655)
Warranty liability at end of period	$492	$520	$492	$520
Current portion	$362	$351	$362	$351
Non-current portion	$130	$169	$130	$169
____________________
(a)Changes in cost estimates related to pre-existing warranties are aggregated with accruals for new standard warranty contracts. The Company’s warranty liability process does not differentiate between estimates made for pre-existing warranties and new warranty obligations.
(b)Includes the impact of foreign currency exchange rate fluctuations.

.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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

	Three Months Ended		Nine Months Ended
	October 30, 2020	November 1, 2019	October 30, 2020	November 1, 2019
	(in millions)
Severance liability:
Severance liability at beginning of period	$168	$115	$196	$146
Severance charges to provision	226	44	417	141
Cash paid and other (a)	(181)	(44)	(400)	(172)
Severance liability at end of period	$213	$115	$213	$115
____________________
(a)Other adjustments include the impact of foreign currency exchange rate fluctuations.

The following table presents severance charges as included in the Condensed Consolidated Statements of Income (Loss) for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 30, 2020	November 1, 2019	October 30, 2020	November 1, 2019
	(in millions)
Severance charges:
Cost of net revenue	$46	$—	$58	$14
Selling, general, and administrative	139	31	308	103
Research and development	41	13	51	24
Total severance charges	$226	$44	$417	$141

Interest and Other, Net

The following table provides information regarding interest and other, net for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 30, 2020	November 1, 2019	October 30, 2020	November 1, 2019
	(in millions)
Interest and other, net:
Investment income, primarily interest	$11	$41	$47	$127
Gain on investments, net (a)	489	18	591	160
Interest expense	(566)	(654)	(1,855)	(2,045)
Foreign exchange	(31)	(43)	(130)	(123)
Other (b)	370	(39)	418	(119)
Total interest and other, net	$273	$(677)	$(929)	$(2,000)
____________________
(a)Includes a $465 million gain on the fair value adjustment of a strategic investment during three months ended October 30, 2020. See Note 3 of the Notes to the Condensed Consolidated Financial Statements for more information.
(b)Includes a pre-tax gain of $338 million on the sale of RSA Security during three months ended October 30, 2020. See Note 1 of the Notes to the Condensed Consolidated Financial Statements for more information.

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

Dell Technologies operates with significant scale and an unmatched breadth of complementary offerings. Digital transformation has become essential to all businesses, and we have expanded our portfolio to include holistic solutions that enable our customers to drive their ongoing digital transformation initiatives. Dell Technologies’ integrated solutions help customers modernize their IT infrastructure, address workforce transformation, and provide critical solutions to keep people and organizations connected in this current time of disruption caused by the coronavirus disease 2019 (“COVID-19”) pandemic. We are providing essential solutions to our customers during this period of accelerated digital transformation to improve and strengthen business and workforce productivity. With our extensive portfolio and our commitment to innovation, we have the ability to offer secure, integrated solutions that extend from the edge to the core to the cloud, and we are at the forefront of the software-defined and cloud native infrastructure era. Our end-to-end portfolio is supported by a differentiated go-to-market engine, which includes a 43,000-person sales force, a global network of channel partners, and a world-class supply chain that together drive long-term growth and operating efficiencies.

In October 2020, Dell Technologies announced Project APEX, which will simplify how our customers can consume IT as-a-Service—across storage, servers, networking, hyper-converged infrastructure, PCs and broader solutions. As we release these solutions over time, businesses will be able to buy and implement IT with a simple, consistent cloud experience across our extensive product portfolio. Dell Technologies Cloud Console will give customers a single self-service interface to manage every aspect of their cloud and as-a-Service journey. Dell Technologies Storage as-a-Service will be deployed and managed on-premises by Dell Technologies.

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

Our comprehensive portfolio of advanced storage solutions includes traditional storage solutions as well as next-generation storage solutions (such as all-flash arrays, scale-out file, object platforms, and software-defined solutions). We have simplified our storage portfolio to ensure that we deliver the technology needed for our customers’ digital transformation. We continue to make enhancements to our storage solutions offerings and expect that these offerings, including our new PowerStore storage array released in May 2020, will drive long-term improvements in the business. Our server portfolio includes high-performance rack, blade, tower, and hyperscale servers, optimized for artificial intelligence and machine learning workloads. Our networking portfolio helps our business customers transform and modernize their infrastructure, mobilize and enrich end-user experiences, and accelerate business applications and processes. Our strengths in server, storage, and virtualization software solutions enable us to offer leading converged and hyper-converged solutions, allowing our customers to accelerate their IT transformation by acquiring scalable integrated IT solutions instead of building and assembling their own IT platforms. ISG also offers attached software, peripherals, and services, including support and deployment, configuration, and extended warranty services.

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

Our other businesses, described below, consist of product and service offerings of Secureworks, Virtustream, and Boomi, each of which is majority-owned by Dell Technologies. These businesses are not classified as reportable segments, either individually or collectively, as the results of the businesses are not material to our overall results and the businesses do not meet the criteria for reportable segments.

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

On February 18, 2020, we announced our entry into a definitive agreement with a consortium of investors to sell RSA Security. On September 1, 2020, the parties closed the transaction. At the completion of the sale, we received total cash consideration of approximately $2.082 billion, resulting in a pre-tax gain on sale of $338 million. The Company ultimately recorded a $21 million loss net of taxes. The transaction was intended to further simplify our product portfolio and corporate structure. Prior to the divestiture, RSA Security’s operating results were included within Other businesses. See Note 1 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information about this transaction.

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

Dell Financial Services

Dell Financial Services and its affiliates (“DFS”) support our businesses by offering and arranging various financing options and services for our customers in North America, Europe, Australia, and New Zealand. DFS originates, collects, and services customer receivables primarily related to the purchase or use of our product, software, and service solutions. We also arrange financing for some of our customers in various countries where DFS does not currently operate as a captive. DFS further strengthens our customer relationships through its flexible consumption models, which enable us to offer our customers the option to pay over time and, in certain cases, based on utilization, providing them with financial flexibility to meet their changing technological requirements. The results of these operations are allocated to our segments based on the underlying product or service financed. In response to the COVID-19 pandemic, we are continuing to focus on supporting our customers and are providing up to $9 billion in financing support by offering low or zero percent interest rate programs as well as payment deferral options. The financial impact to DFS and our securitization and structured financing programs is not expected to be material. For additional information about our financing arrangements, see Note 4 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Strategic Investments and Acquisitions

As part of our strategy, we will continue to evaluate opportunities for strategic investments through our venture capital investment arm, Dell Technologies Capital, with a focus on emerging technology areas that are relevant to all segments of our business and that will complement our existing portfolio of solutions. Our investment areas include storage, software-defined networking, management and orchestration, security, machine learning and artificial intelligence, Big Data and analytics, cloud, Internet of Things (“IoT”), and software development operations. In addition to these investments, we also may make disciplined acquisitions targeting businesses that advance our strategic objectives. As of October 30, 2020 and January 31, 2020, Dell Technologies held strategic investments of $1.5 billion and $0.9 billion, respectively.

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

The health of our employees, customers, business partners, and communities remains our primary focus. We have taken numerous actions to date in response to COVID-19, including a swift implementation of our business continuity plans. Our crisis management team is actively engaged to respond to changes in our environment quickly and effectively, and to ensure that our preparedness plans and response activities are aligned with recommendations of the WHO, the U.S. Centers for Disease Control and Prevention, and governmental regulations. We have implemented broad travel restrictions and moved to virtual-only events. Most of our employees were previously equipped with remote work capabilities over the past several years, thus enabling us to quickly establish a work-from-home posture for the majority of our employees. Further, we implemented pandemic-specific protocols for our essential employees whose jobs require them to be on-site or with customers. With the virus surging again across many regions, we are being cautious with our return-to-site protocols and will continue remote work practices to ensure the health and safety of our employees, customers, and business partners.

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

During the first nine months of Fiscal 2021, we took certain precautionary measures to increase our cash position and preserve financial flexibility. We also made a series of prudent decisions to manage expenses and preserve liquidity including but not limited to global hiring limitations, reduction in consulting and contractor costs, global travel restrictions, suspension of the Dell 401(k) match program for U.S. employees, and lower facilities-related costs. We will evaluate these actions as we set our annual operating plan for Fiscal 2022, taking into account current conditions, and expect that some of the benefits of these cost reduction initiatives recognized during Fiscal 2021 will phase out over time. All of these actions are aligned with our strategy, which remains unchanged, of focusing on gaining share, integrating and innovating across the Dell Technologies portfolio, and strengthening our capital structure.

We saw unique demand dynamics during the first nine months of Fiscal 2021. In ISG, the demand environment weakened as enterprise customers directed more of their investments towards remote work and business continuity solutions. In CSG, overall demand was stronger than expected as customers sought to enable work and learn from home solutions. For additional information about impacts of COVID-19 on our operations, see “Results of Operations—Consolidated Results” and “—Business Unit Results.”

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

ISG — We expect that ISG will continue to be impacted by the changing nature of the IT infrastructure market and competitive environment. The overall server demand environment was down for the first nine months of Fiscal 2021 and remains varied among international regions. In the fourth quarter of Fiscal 2021, we expect ISG demand to be slightly lower than the prior year’s sequential growth based on the continued softness in data center spending. We will continue to be selective in determining whether to pursue certain large hyperscale and other server transactions as we drive for balanced growth and profitability. With our scale and strong solutions portfolio, we believe we are well-positioned to respond to ongoing competitive dynamics. We continue to focus on customer base expansion and lifetime value of customer relationships.

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

CSG — Our CSG offerings are an important element of our strategy, generating strong cash flow and opportunities for cross-selling of complementary solutions. During the first nine months of Fiscal 2021, CSG demand was strong in certain product lines, particularly for notebooks and gaming systems, while demand for commercial desktops decreased. These demand dynamics were driven by the imperative for remote work and remote learning solutions, as business, government, and education customers sought to maintain productivity in the midst of COVID-19. We continue to deploy Dell PC as a Service offerings for customers who are seeking simplified solutions and lifecycle management with predictable pricing through DFS. We expect that the CSG demand environment will to continue to be cyclical. CSG demand in the fourth quarter of the fiscal year is typically stronger due to holiday purchasing patterns, and in Fiscal 2021 we expect CSG demand in the fourth quarter to be slightly above normal seasonality. We remain committed to our long-term strategy for CSG and will continue to innovate across the portfolio, while benefiting from consolidation trends that are occurring in the markets in which we compete. Competitive dynamics will continue to be a factor in our CSG business as we seek to balance profitability and growth.

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

Supply Chain — During Fiscal 2020, we recognized benefits to our ISG and CSG operating results from significant component cost declines. During the first nine months of Fiscal 2021, component costs continued to decline in the aggregate, but at a lower rate than in Fiscal 2020. In recent quarters ISG experienced some component cost inflation, particularly for servers. The component cost trending is dependent on the strength or weakness of actual end-user demand and supply dynamics, which will continue to evolve and ultimately impact the translation of the cost environment to pricing and operating results.

Dell Technologies maintains limited-source supplier relationships for certain components, because the relationships are advantageous in the areas of performance, quality, support, delivery, capacity, and price considerations. In recent periods, we have been impacted by component supply constraints in certain product offerings, some of which resulted from COVID-19 driven demand patterns. Delays in the supply of limited-source components, including as a result of COVID-19, are affecting the timing of shipments of certain products in desired quantities or configurations.

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

We manage our business on a U.S. dollar basis. However, we have a large global presence, generating approximately half of our revenue by sales to customers outside of the United States during both the first nine months of Fiscal 2021 and Fiscal 2020. As a result, our revenue can be impacted by fluctuations in foreign currency exchange rates. We utilize a comprehensive hedging strategy intended to mitigate the impact of foreign currency volatility over time, and we adjust pricing when possible to further minimize foreign currency impacts.

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

Revenue Reclassification — During Fiscal 2020, Dell Technologies made certain reclassifications of net revenue between the products and services categories on the Consolidated Statement of Net Income (Loss), which impacted previously reported amounts for the third quarter and first nine months of Fiscal 2020. The reclassifications were made to provide a more meaningful representation of the nature of certain service and software-as-a-service offerings of VMware, Inc. The reclassifications resulted in an increase to services revenue and an equal and offsetting decrease to product revenue of $210 million and $584 million for the third quarter and first nine months of Fiscal 2020, respectively. Total net revenue as previously reported remains unchanged. The Company did not recast cost of goods sold for the related revenue reclassifications due to immateriality.

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

•Transaction-related Expenses — Transaction-related expenses typically consist of acquisition, integration, and divestiture related costs and are expensed as incurred. These expenses primarily represent costs for legal, banking, consulting, and advisory services.  From time to time, this category also may include transaction-related gains on divestitures of businesses or asset sales. During the first quarter of Fiscal 2021, we recognized a gain of $120 million on the sale of certain intellectual property assets. During the third quarter of Fiscal 2021, we recognized a pre-tax gain of $338 million on the sale of RSA Security. We exclude these items for purposes of calculating the non-GAAP financial measures presented below to facilitate a more meaningful evaluation of our current operating performance and comparisons to our past operating performance. See Note 1 and Note 8 of the Notes to the Condensed Consolidated Financial Statements for additional information about the divestiture of RSA Security and acquisitions by VMware, Inc., respectively.

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

•Other Corporate Expenses — Other corporate expenses consists primarily of severance, facility action, and other costs. Severance costs are primarily related to severance and benefits for employees terminated pursuant to cost savings initiatives. We continue to integrate owned and leased facilities and may incur additional costs as we seek opportunities for operational efficiencies. Other corporate expenses vary from period to period and are significantly impacted by the timing and nature of these events. Therefore, although we may incur these types of expenses in the future, we believe that eliminating these charges for purposes of calculating the non-GAAP financial measures presented below facilitates a more meaningful evaluation of our current operating performance and comparisons to our past operating performance. During the first nine months of Fiscal 2020, this category included Virtustream gross impairment charges of $619 million.

•Fair Value Adjustments on Equity Investments — Fair value adjustments on equity investments primarily consists of the gain (loss) on strategic investments, which includes the recurring fair value adjustments of investments in publicly-traded companies, as well as those in privately-held companies, which are adjusted for observable price changes and, to a lesser extent, any potential impairments. During the third quarter and first nine months of Fiscal 2021, this category included an unrealized gain of $465 million related to one of our strategic investments. See Note 3 of the Notes to the Condensed Consolidated Financial Statements for additional information on our strategic investment activity. Given the volatility in the ongoing adjustments to the valuation of these strategic investments, we believe that excluding these gains and losses for purposes of calculating non-GAAP net income presented below facilitates a more meaningful evaluation of our current operating performance and comparisons to our past operating performance.

•Aggregate Adjustment for Income Taxes — The aggregate adjustment for income taxes is the estimated combined income tax effect for the adjustments described above, as well as an adjustment for discrete tax items. Due to the variability in recognition of discrete tax items from period to period, we believe that excluding these benefits or charges for purposes of calculating non-GAAP net income facilitates a more meaningful evaluation of our current operating performance and comparisons to our past operating performance. The tax effects are determined based on the tax jurisdictions where the above items were incurred. See Note 11 of the Notes to the Condensed Consolidated Financial Statements for additional information about our income taxes, including discrete tax items.

The table below presents a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP measure for the periods indicated:

	Three Months Ended			Nine Months Ended
	October 30, 2020	% Change	November 1, 2019	October 30, 2020	% Change	November 1, 2019
	(in millions, except percentages)
Product net revenue	$17,352	—%	$17,275	$50,127	(3)%	$51,765
Non-GAAP adjustments:
Impact of purchase accounting	2		5	8		15
Non-GAAP product net revenue	$17,354	—%	$17,280	$50,135	(3)%	$51,780

Services net revenue	$6,130	10%	$5,569	$17,985	10%	$16,357
Non-GAAP adjustments:
Impact of purchase accounting	37		79	121		235
Non-GAAP services net revenue	$6,167	9%	$5,648	$18,106	9%	$16,592

Net revenue	$23,482	3%	$22,844	$68,112	—%	$68,122
Non-GAAP adjustments:
Impact of purchase accounting	39		84	129		250
Non-GAAP net revenue	$23,521	3%	$22,928	$68,241	—%	$68,372

Product gross margin	$3,563	(4)%	$3,717	$10,204	(9)%	$11,239
Non-GAAP adjustments:
Amortization of intangibles	376		517	1,122		1,555
Impact of purchase accounting	3		7	13		20
Transaction-related expenses	—		—	—		(5)
Stock-based compensation expense	7		3	17		9
Other corporate expenses	12		2	15		11
Non-GAAP product gross margin	$3,961	(7)%	$4,246	$11,371	(11)%	$12,829

Services gross margin	$3,698	8%	$3,409	$11,066	11%	$10,010
Non-GAAP adjustments:
Amortization of intangibles	(1)		—	—		—
Impact of purchase accounting	37		79	121		235
Transaction-related expenses	—		—	—		—
Stock-based compensation expense	44		30	124		82
Other corporate expenses	32		4	40		32
Non-GAAP services gross margin	$3,810	8%	$3,522	$11,351	10%	$10,359

	Three Months Ended			Nine Months Ended
	October 30, 2020	% Change	November 1, 2019	October 30, 2020	% Change	November 1, 2019
	(in millions, except percentages)
Gross margin	$7,261	2%	$7,126	$21,270	—%	$21,249
Non-GAAP adjustments:
Amortization of intangibles	375		517	1,122		1,555
Impact of purchase accounting	40		86	134		255
Transaction-related expenses	—		—	—		(5)
Stock-based compensation expense	51		33	141		91
Other corporate expenses	44		6	55		43
Non-GAAP gross margin	$7,771	—%	$7,768	$22,722	(2)%	$23,188

Operating expenses	$6,132	(3)%	$6,290	$18,303	(5)%	$19,344
Non-GAAP adjustments:
Amortization of intangibles	(470)		(540)	(1,425)		(1,779)
Impact of purchase accounting	(9)		(10)	(31)		(44)
Transaction-related expenses	(52)		(76)	(211)		(170)
Stock-based compensation expense	(385)		(289)	(1,078)		(795)
Other corporate expenses	(170)		(49)	(340)		(749)
Non-GAAP operating expenses	$5,046	(5)%	$5,326	$15,218	(4)%	$15,807

Operating income	$1,129	35%	$836	$2,967	56%	$1,905
Non-GAAP adjustments:
Amortization of intangibles	845		1,057	2,547		3,334
Impact of purchase accounting	49		96	165		299
Transaction-related expenses	52		76	211		165
Stock-based compensation expense	436		322	1,219		886
Other corporate expenses	214		55	395		792
Non-GAAP operating income	$2,725	12%	$2,442	$7,504	2%	$7,381

Net income	$881	60%	$552	$2,162	(58)%	$5,113
Non-GAAP adjustments:
Amortization of intangibles	845		1,057	2,547		3,334
Impact of purchase accounting	49		96	165		299
Transaction-related (income) expenses	(286)		76	(247)		165
Stock-based compensation expense	436		322	1,219		886
Other corporate expenses	106		55	287		792
Fair value adjustments on equity investments	(489)		(18)	(591)		(160)
Aggregate adjustment for income taxes	169		(695)	(1,067)		(6,024)
Non-GAAP net income	$1,711	18%	$1,445	$4,475	2%	$4,405

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

The table below presents a reconciliation of EBITDA and adjusted EBITDA to net income for the periods indicated:

	Three Months Ended			Nine Months Ended
	October 30, 2020	% Change	November 1, 2019	October 30, 2020	% Change	November 1, 2019
	(in millions, except percentages)
Net income	$881	60%	$552	$2,162	(58)%	$5,113
Adjustments:
Interest and other, net (a)	(273)		677	929		2,000
Income tax expense (benefit) (b)	521		(393)	(124)		(5,208)
Depreciation and amortization	1,361		1,494	4,017		4,608
EBITDA	$2,490	7%	$2,330	$6,984	7%	$6,513

EBITDA	$2,490	7%	$2,330	$6,984	7%	$6,513
Adjustments:
Stock-based compensation expense	436		322	1,219		886
Impact of purchase accounting (c)	39		84	129		251
Transaction-related expenses (d)	52		76	211		165
Other corporate expenses (e)	214		45	395		771
Adjusted EBITDA	$3,231	13%	$2,857	$8,938	4%	$8,586
____________________
(a)See “Results of Operations — Interest and Other, Net” for more information on the components of interest and other, net.
(b)See Note 11 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information on discrete tax items recorded during the third quarter and first nine months of Fiscal 2021 and Fiscal 2020.
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

	Three Months Ended					Nine Months Ended
	October 30, 2020			November 1, 2019		October 30, 2020			November 1, 2019
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue
	(in millions, except percentages)
Net revenue:
Products (a)	$17,352	73.9%	—%	$17,275	75.6%	$50,127	73.6%	(3)%	$51,765	76.0%
Services (a)	6,130	26.1%	10%	5,569	24.4%	17,985	26.4%	10%	16,357	24.0%
Total net revenue	$23,482	100.0%	3%	$22,844	100.0%	$68,112	100.0%	—%	$68,122	100.0%
Gross margin:
Products (b)	$3,563	20.5%	(4)%	$3,717	21.5%	$10,204	20.4%	(9)%	$11,239	21.7%
Services (c)	3,698	60.3%	8%	3,409	61.2%	11,066	61.5%	11%	10,010	61.2%
Total gross margin	$7,261	30.9%	2%	$7,126	31.2%	$21,270	31.2%	—%	$21,249	31.2%
Operating expenses	$6,132	26.1%	(3)%	$6,290	27.5%	$18,303	26.9%	(5)%	$19,344	28.4%
Operating income	$1,129	4.8%	35%	$836	3.7%	$2,967	4.4%	56%	$1,905	2.8%
Net income	$881	3.8%	60%	$552	2.4%	$2,162	3.2%	(58)%	$5,113	7.5%
Net income attributable to Dell Technologies Inc.	$832	3.5%	67%	$499	2.2%	$2,023	3.0%	(52)%	$4,208	6.2%

Non-GAAP Financial Information
Non-GAAP net revenue:
Products (a)	$17,354	73.8%	—%	$17,280	75.4%	$50,135	73.5%	(3)%	$51,780	75.7%
Services (a)	6,167	26.2%	9%	5,648	24.6%	18,106	26.5%	9%	16,592	24.3%
Total non-GAAP net revenue	$23,521	100.0%	3%	$22,928	100.0%	$68,241	100.0%	—%	$68,372	100.0%
Non-GAAP gross margin:
Products (b)	$3,961	22.8%	(7)%	$4,246	24.6%	$11,371	22.7%	(11)%	$12,829	24.8%
Services (c)	3,810	61.8%	8%	3,522	62.4%	11,351	62.7%	10%	10,359	62.4%
Total non-GAAP gross margin	$7,771	33.0%	—%	$7,768	33.9%	$22,722	33.3%	(2)%	$23,188	33.9%
Non-GAAP operating expenses	$5,046	21.5%	(5)%	$5,326	23.2%	$15,218	22.3%	(4)%	$15,807	23.1%
Non-GAAP operating income	$2,725	11.6%	12%	$2,442	10.7%	$7,504	11.0%	2%	$7,381	10.8%
Non-GAAP net income	$1,711	7.3%	18%	$1,445	6.3%	$4,475	6.6%	2%	$4,405	6.4%
EBITDA	$2,490	10.6%	7%	$2,330	10.2%	$6,984	10.2%	7%	$6,513	9.5%
Adjusted EBITDA	$3,231	13.7%	13%	$2,857	12.5%	$8,938	13.1%	4%	$8,586	12.6%
____________________
(a)    During Fiscal 2020, Dell Technologies made certain reclassifications of net revenue between the products and services categories on the Consolidated Statement of Net Income (Loss), which impacted previously reported amounts for the third quarter and first nine months of Fiscal 2020. The Company did not recast cost of goods sold for the related revenue reclassifications due to immateriality. The reclassifications resulted in an increase to services revenue and an equal and offsetting decrease to product revenue of $210 million and $584 million for the third quarter and first nine months of Fiscal 2020, respectively. Total net revenue as previously reported remains unchanged.

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

Overview

During the third quarter and first nine months of Fiscal 2021, our net revenue increased 3% and remained flat, respectively, as we benefited from the strength of our broad technology solutions portfolio, which helped us navigate market volatility and competitive pressures, particularly due to the COVID-19 environment. During the third quarter and first nine months of Fiscal 2021, our non-GAAP net revenue also increased 3% and remained flat, respectively. Increases in CSG and VMware net revenue were offset by a decline in ISG net revenue for both the third quarter and first nine months of Fiscal 2021. The increase in CSG net revenue was primarily driven by growth in consumer solutions and continued strong demand for commercial notebooks, partially offset by lower demand for commercial desktops. VMware net revenue increased due to growth in sales of subscriptions and software-as-a-service offerings and software maintenance. ISG net revenue decreased primarily due to a weaker demand environment as customers continued to direct their investments towards remote work and business continuity solutions. Although we are in the midst of unprecedented uncertainty as a result of the ongoing COVID-19 pandemic, we believe we are well-positioned for long-term profitable growth while also maintaining the ability to adjust as needed to changing market conditions with complementary solutions across all segments of our business, an agile workforce, and the strength of our global supply chain.

During the third quarter and first nine months of Fiscal 2021, our operating income increased 35% and 56%, respectively, primarily driven by lower selling, general, and administrative expenses as we realized the benefit of cost reduction initiatives. During the third quarter of Fiscal 2021, operating income benefited from increases in operating income for CSG and VMware, and a decrease in amortization of intangible assets. These benefits were partially offset by a decrease in operating income for ISG and increases in stock-based compensation expense and severance costs. During the first nine months of Fiscal 2021, the increase in operating income was primarily attributable to the absence of Virtustream impairment charges of $619 million recognized in the first nine months of Fiscal 2020. Operating income for the first nine months of Fiscal 2021 also benefited from increases in operating income for VMware and other businesses and a decrease in amortization of intangible assets. These benefits were partially offset by decreases in operating income for CSG and ISG and increases in stock-based compensation expense and severance costs.

Amortization of intangible assets, stock-based compensation expense, and other corporate expenses that impacted our operating income totaled $1.5 billion and $1.4 billion for the third quarter of Fiscal 2021 and Fiscal 2020, respectively, and $4.2 billion and $5.0 billion for the first nine months of Fiscal 2021 and Fiscal 2020, respectively. Excluding these costs, and the impact of purchase accounting and transaction-related expenses, our non-GAAP operating income increased 12% and 2% during the third quarter and first nine months of Fiscal 2021, respectively. The 12% increase in non-GAAP operating income during the third quarter of Fiscal 2021 was due to increases in operating income for CSG and VMware, which were partially offset by a decrease in operating income for ISG. The 2% increase in non-GAAP operating income during the first nine months of Fiscal 2020 was due to increases in operating income for VMware and other businesses, which were partially offset by decreases in operating income for CSG and ISG.

Cash provided by operating activities was $5.5 billion and $5.8 billion for the first nine months of Fiscal 2021 and Fiscal 2020, respectively. Operating cash flows declined slightly during the first nine months of Fiscal 2021 as the strong profitability during the period was offset by unfavorable working capital impacts of an increase in inventory, decline in growth rate of deferred revenue, and timing of purchases and payments to vendors. COVID-19 impacts to working capital continued to normalize during the third quarter of Fiscal 2021. See “Market Conditions, Liquidity, and Capital Commitments” for further information on our cash flow metrics.

Net Revenue

During the third quarter of Fiscal 2021, our net revenue and non-GAAP net revenue both increased 3%. The increases in net revenue and non-GAAP net revenue during the third quarter of Fiscal 2021 were primarily attributable to increases in net revenue for CSG and VMware, which were partially offset by a decrease in ISG net revenue. See “Business Unit Results” for further information. During the first nine months of Fiscal 2021, our revenue and non-GAAP net revenue both remained flat as increases in net revenue for CSG and VMware were offset by a decrease in ISG net revenue.

•Product Net Revenue — Product net revenue includes revenue from the sale of hardware products and software licenses. During the third quarter of Fiscal 2021, product net revenue and non-GAAP product net revenue both remained flat as an increase in product net revenue for CSG was offset by a decrease in product net revenue for ISG. During the first nine months of Fiscal 2021, product net revenue and non-GAAP product net revenue both decreased 3% primarily due to a decrease in product net revenue for ISG.

•Services Net Revenue — Services net revenue includes revenue from our services offerings and support services related to hardware products and software licenses. During the third quarter of Fiscal 2021, services net revenue and non-GAAP services net revenue increased 10% and 9%, respectively. During the first nine months of Fiscal 2021, services net revenue and non-GAAP services net revenue increased 10% and 9%, respectively. These increases were primarily attributable to increases in services net revenue for CSG third-party software and maintenance and VMware software, and in particular, increases in subscription-based licenses. A substantial portion of services net revenue is derived from offerings that have been deferred over a period of time, and, as a result, reported services net revenue growth rates will be different than reported product net revenue growth rates.

From a geographical perspective, during the third quarter and first nine months of Fiscal 2021, net revenue increased in the Americas due to strong CSG performance. These increases were offset by declines in net revenue generated by sales to customers in APJ as a result of a weaker demand environment.

Gross Margin

During the third quarter and first nine months of Fiscal 2021, our gross margin increased 2% to $7.3 billion and remained flat at $21.3 billion, respectively. The increase in our gross margin during the third quarter of Fiscal 2021 was driven by favorable impacts of gross margin increases in CSG and VMware and a decrease in amortization of intangible assets, partially offset by gross margin decreases for ISG and other businesses. During the first nine months of Fiscal 2021, our gross margin remained relatively flat as favorable impacts of gross margin increases for VMware and a decrease in amortization of intangible assets were offset by gross margin decreases for CSG and ISG.

During the third quarter and first nine months of Fiscal 2021, our gross margin percentage decreased 30 basis points to 30.9% and remained flat at 31.2% basis points, respectively. The decrease in our gross margin percentage during the third quarter of Fiscal 2021 was primarily driven by decreases in gross margin percentage for ISG due to higher product costs and a shift in mix due to strong CSG sales, which was partially offset by a decrease in amortization of intangible assets. During the first nine months of Fiscal 2021, gross margin percentage remained flat as the beneficial impact of a decrease in amortization of intangible assets was offset by decreases in gross margin percentage for ISG and CSG, as well as by a decrease due to a shift in product mix due to strong CSG sales.

Our gross margin included the impact of amortization of intangibles and purchase accounting adjustments of $0.4 billion and $0.6 billion for the third quarter of Fiscal 2021 and Fiscal 2020, respectively, and $1.3 billion and $1.8 billion during the first nine months of Fiscal 2021 and Fiscal 2020, respectively. Excluding these costs, transaction-related expenses, stock-based compensation expense, and other corporate expenses, non-GAAP gross margin during the third quarter and first nine months of Fiscal 2021 remained flat at $7.8 billion and decreased 2% to $22.7 billion, respectively.

Non-GAAP gross margin percentage decreased 90 basis points to 33.0% and 60 basis points to 33.3% during the third quarter and first nine months of Fiscal 2021, respectively. The decrease in our non-GAAP gross margin percentage during the third quarter of Fiscal 2021 was due to decreases in gross margin percentage for ISG due to higher product costs and a shift in mix due to strong CSG sales. During the first nine months of Fiscal 2021 the decrease in our non-GAAP gross margin percentage was attributable to decreases in gross margin percentage for ISG and CSG, as well as a decrease due to a shift in product mix due to strong CSG sales.

•Products — During the third quarter of Fiscal 2021, product gross margin decreased 4% to $3.6 billion, and product gross margin percentage decreased 100 basis points to 20.5%. The decrease in product gross margin was primarily driven by higher product costs for ISG partially offset by an increase in gross margin for CSG and a decrease in amortization of intangible assets. Product gross margin percentage decreased during the third quarter of Fiscal 2021 due to a shift in product mix due to strong CSG sales. During the third quarter of Fiscal 2021, non-GAAP product gross margin decreased 7% to $4.0 billion, and non-GAAP product gross margin percentage decreased 180 basis points to 22.8% due to the same CSG and ISG dynamics discussed above.

During the first nine months of Fiscal 2021, product gross margin decreased 9% to $10.2 billion, and product gross margin percentage decreased 130 basis points to 20.4%. The decreases in product gross margin and product gross margin percentage were primarily driven by higher product costs for ISG and a shift in product mix due to strong CSG sales. These unfavorable impacts were partially offset by a decrease in amortization of intangibles. During the first nine months of Fiscal 2021, non-GAAP product gross margin decreased 11% to $11.4 billion, and non-GAAP product gross margin percentage decreased 210 basis points to 22.7% due to the same CSG and ISG dynamics discussed above.

•Services — During the third quarter of Fiscal 2021, services gross margin increased 8% to $3.7 billion, and services gross margin percentage decreased 90 basis points to 60.3%. Services gross margin increased due to growth in VMware software maintenance and CSG third-party software and maintenance, particularly subscription-based licenses, as well as a decrease in purchase accounting adjustments. Excluding purchase accounting adjustments, transaction-related expenses, stock-based compensation expense, and other corporate expenses, non-GAAP services gross margin increased 8% to $3.8 billion during the third quarter of Fiscal 2021 primarily due to growth in VMware software maintenance and CSG third-party software and maintenance, and in particular, increases in subscription-based licenses.

During the third quarter of Fiscal 2021, services gross margin percentage decreased 90 basis points to 60.3% and non-GAAP services gross margin percentage decreased 60 basis points to 61.8%. These decreases were driven by decreases in services gross margin percentage for CSG, partially offset by increases in services gross margin percentages for VMware and ISG.

During the first nine months of Fiscal 2021, services gross margin increased 11% to $11.1 billion due to growth in VMware software maintenance and CSG third-party software and maintenance, and in particular, increases in subscription-based licenses, as well as a decrease in purchase accounting adjustments. Excluding purchase accounting adjustments, transaction-related expenses, stock-based compensation expense, and other corporate expenses, non-GAAP services gross margin increased 10% to $11.4 billion during the first nine months of Fiscal 2021 primarily due to growth in VMware software maintenance and CSG third-party software and maintenance, particularly subscription-based licenses.

During the first nine months of Fiscal 2021, services gross margin percentage increased 30 basis points to 61.5% and non-GAAP services gross margin percentage increased 30 basis points to 62.7% primarily due to an increase in VMware services gross margin percentage.

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

The terms and conditions of our vendor rebate programs are largely based on product volumes and are generally negotiated either at the beginning of the annual or quarterly period, depending on the program. The timing and amount of vendor rebates and other discounts we receive under the programs may vary from period to period, reflecting changes in the competitive environment. We monitor our component costs and seek to address the effects of any changes to terms that might arise under our vendor rebate programs. Our gross margins for the third quarter and first nine months of Fiscal 2021 and Fiscal 2020 were not materially affected by any changes to the terms of our vendor rebate programs, as the amounts we received under these programs were generally stable relative to our total net cost. We are not aware of any significant changes to vendor pricing or rebate programs that may impact our results in the near term.

Operating Expenses

The following table presents information regarding our operating expenses for the periods indicated:

	Three Months Ended					Nine Months Ended
	October 30, 2020			November 1, 2019		October 30, 2020			November 1, 2019
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue
	(in millions, except percentages)
Operating expenses:
Selling, general, and administrative	$4,772	20.3%	(5)%	$5,028	22.0%	$14,419	21.1%	(8)%	$15,677	23.0%
Research and development	1,360	5.8%	8%	1,262	5.5%	3,884	5.7%	6%	3,667	5.4%
Total operating expenses	$6,132	26.1%	(3)%	$6,290	27.5%	$18,303	26.8%	(5)%	$19,344	28.4%

Other Financial Information
Non-GAAP operating expenses	$5,046	21.4%	(5)%	$5,326	23.2%	$15,218	22.3%	(4)%	$15,807	23.1%

During the third quarter and first nine months of Fiscal 2021, total operating expenses decreased 3% and 5%, respectively, primarily due to a decrease in selling, general, and administrative expenses, offset partially by an increase in research and development expenses. Our operating expenses include amortization of intangible assets, the impact of purchase accounting, transaction-related expenses, stock-based compensation expense, and other corporate expenses. In aggregate, these items totaled $1.1 billion and $1.0 billion for the third quarter of Fiscal 2021 and Fiscal 2020, respectively, and $3.1 billion and $3.5 billion for the first nine months of Fiscal 2021 and Fiscal 2020, respectively. Excluding these costs, total non-GAAP operating expenses decreased 5% and 4% for the third quarter and first nine months of Fiscal 2021, respectively.

•Selling, General, and Administrative — Selling, general, and administrative (“SG&A”) expenses decreased 5% and 8%, respectively, during the third quarter and first nine months of Fiscal 2021. The decreases in SG&A expenses were primarily due to measures taken as a result of the COVID-19 pandemic, which included global hiring limitations, reduction in consulting and contractor costs, global travel restrictions, suspension of the Dell 401(k) match program for U.S. employees, and lower facilities-related costs, as well as to a decrease in amortization of intangible assets. With respect to our cost reduction initiatives, we expect that some of the benefits which we recognized during the third quarter and first nine months of Fiscal 2021 will phase out over time. These favorable impacts to SG&A expenses were partially offset by increases in stock-based compensation expense and severance costs during the third quarter and first nine months of Fiscal 2021. Additionally, during the first nine months of Fiscal 2021, the decrease in SG&A expenses reflected the absence of Virtustream impairment charges of $619 million recognized in the first nine months of Fiscal 2020.

•Research and Development — Research and development (“R&D”) expenses are primarily composed of personnel-related expenses related to product development. R&D expenses as a percentage of net revenue were approximately 5.8% and 5.5% for the third quarter of Fiscal 2021 and Fiscal 2020, respectively, and 5.7% and 5.4% for the first nine months of Fiscal 2021 and Fiscal 2020, respectively. R&D expenses as a percentage of net revenue increased during the third quarter and first nine months of Fiscal 2021 primarily due to an increase in compensation-related expense, including stock-based compensation expense, driven by VMware. As our industry continues to change and as the needs of our customers evolve, we intend to support R&D initiatives to innovate and introduce new and enhanced solutions into the market.

We continue to make selective investments designed to enable growth, marketing, and R&D, while balancing our efforts to drive cost efficiencies in the business. We also expect to continue to make investments in support of our own digital transformation to modernize and streamline our IT operations.

Operating Income

During the third quarter and first nine months of Fiscal 2021, our operating income increased 35% and 56%, respectively, primarily driven by lower selling, general, and administrative expenses as we realized the benefit of cost reduction initiatives. During the third quarter of Fiscal 2021, operating income benefited from increases in operating income for CSG and VMware, and from a decrease in amortization of intangible assets. These benefits were partially offset by a decrease in operating income for ISG and increases in stock-based compensation expense and severance costs. During the first nine months of Fiscal 2021, the increase in operating income was primarily attributable to the absence of Virtustream impairment charges of $619 million recognized in the first nine months of Fiscal 2020. Operating income during the first nine months of Fiscal 2021 also benefited from increases in operating income for VMware and other businesses and a decrease in amortization of intangible assets. These benefits were partially offset by decreases in operating income for CSG and ISG and increases in stock-based compensation expense and severance costs.

Amortization of intangible assets, stock-based compensation expense, and other corporate expenses that impacted our operating income totaled $1.5 billion and $1.4 billion for the third quarter of Fiscal 2021 and Fiscal 2020, respectively, and $4.2 billion and $5.0 billion for the first nine months of Fiscal 2021 and Fiscal 2020, respectively. Excluding these costs, and the impact of purchase accounting and transaction-related expenses, our non-GAAP operating income increased 12% to $2.7 billion and 2% to $7.5 billion during the third quarter and first nine months of Fiscal 2021, respectively. Non-GAAP operating income increased 12% for the third quarter of Fiscal 2021 due to increases in operating income for CSG and VMware, which were partially offset by a decrease in operating income for ISG. Non-GAAP operating income increased 2% during the first nine months of Fiscal 2021 due to increases in operating income for VMware and other businesses, which were partially offset by decreases in operating income for CSG and ISG.

Interest and Other, Net

The following table provides information regarding interest and other, net for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 30, 2020	November 1, 2019	October 30, 2020	November 1, 2019
	(in millions)
Interest and other, net:
Investment income, primarily interest	$11	$41	$47	$127
Gain on investments, net	489	18	591	160
Interest expense	(566)	(654)	(1,855)	(2,045)
Foreign exchange	(31)	(43)	(130)	(123)
Other	370	(39)	418	(119)
Total interest and other, net	$273	$(677)	$(929)	$(2,000)

During the third quarter and first nine months of Fiscal 2021, the change in interest and other, net was favorable by $950 million and $1,071 million, respectively, primarily driven by a $465 million gain on the fair value adjustment of one of our strategic investments, a pre-tax gain of $338 million on the sale of RSA Security reflected in Other in the table above, and a decrease in interest expense due to debt paydown over the periods. During the first nine months of Fiscal 2021, interest and other, net also benefited from a gain of $120 million recognized from the sale of certain intellectual property assets during the first quarter of Fiscal 2021.

Income and Other Taxes

For the third quarter of Fiscal 2021 and Fiscal 2020, our effective income tax rates were 37.2% on pre-tax income of $1.4 billion and -247.2% on pre-tax income of $159 million, respectively. For the first nine months of Fiscal 2021 and Fiscal 2020, our effective income tax rates were -6.1% on pre-tax income of $2.0 billion and 5482.1% on pre-tax losses of $95 million, respectively. The changes in our effective income tax rates were primarily driven by discrete tax items and changes in our jurisdictional mix of income.

For the third quarter and first nine months of Fiscal 2021, our effective income tax rates include a discrete tax expense of $359 million related to the divestiture of RSA Security during the period. Our effective income tax rate for the first nine months of Fiscal 2021 also includes discrete tax benefits of $746 million related to an audit settlement and $59 million from an intra-entity asset transfer of certain of Pivotal’s intellectual property to an Irish subsidiary that was completed by VMware, Inc. For the first nine months of Fiscal 2020, our effective income tax rate includes discrete tax benefits of $4.9 billion related to similar intra-entity asset transfers. The tax benefit for each intra-entity asset transfer was recorded as a deferred tax asset in the period of the transaction and represents the book and tax basis difference on the transferred assets measured based on the applicable Irish statutory tax rate. We expect to be able to realize the deferred tax assets resulting from these intra-entity asset transfers. Our effective income tax rates for the third quarter and first nine months of Fiscal 2020 also include discrete tax benefits of $305 million related to an audit settlement.

Our effective income tax rate can fluctuate depending on the geographic distribution of our worldwide earnings, as our foreign earnings are generally taxed at lower rates than in the United States. The differences between our effective income tax rate and the U.S. federal statutory rate of 21% principally result from the geographical distribution of income, differences between the book and tax treatment of certain items, and the discrete tax items discussed above. In certain jurisdictions, our tax rate is significantly less than the applicable statutory rate as a result of tax holidays. The majority of our foreign income that is subject to these tax holidays and lower tax rates is attributable to Singapore, China, and Malaysia. A significant portion of these income tax benefits relates to a tax holiday that will be effective until January 31, 2029.  Our other tax holidays will expire in whole or in part during Fiscal 2022 through Fiscal 2030. Many of these tax holidays and reduced tax rates may be extended when certain conditions are met or may be terminated early if certain conditions are not met. As of October 30, 2020, we were not aware of any matters of non-compliance related to these tax holidays. The effective income tax rate for future quarters of Fiscal 2021 may be impacted by the actual mix of jurisdictions in which income is generated.

For further discussion regarding tax matters, including the status of income tax audits, see Note 11 of the Notes to the Condensed Consolidated Financial Statements included in this report.
Net Income

During the third quarter and first nine months of Fiscal 2021, net income increased 60% to $0.9 billion and decreased 58% to $2.2 billion, respectively. The increase in net income during the third quarter of Fiscal 2021 was primarily due to net gains recognized in interest and other, net, and an increase in income taxes. The decrease in net income during the first nine months of Fiscal 2021 was primarily due to lower discrete tax benefits, which were partially offset by an increase in operating income.

Net income includes amortization of intangible assets, the impact of purchase accounting, transaction-related expenses, stock-based compensation expense, other corporate expenses, fair value adjustments on equity investments, and discrete tax items. Excluding these costs and the related tax impacts, non-GAAP net income increased 18% to $1.7 billion and 2% to $4.5 billion during the third quarter and first nine months of Fiscal 2021, respectively. The increases in non-GAAP net income during the third quarter and first nine months of Fiscal 2021 were primarily attributable to increases in non-GAAP operating income and increases in non-GAAP income taxes.

Non-controlling Interests

During the third quarter and first nine months of Fiscal 2021, net income attributable to non-controlling interests was $49 million and $139 million, respectively, and consisted of net income or loss attributable to our non-controlling interests in VMware, Inc. and Secureworks. During the third quarter and first nine months of Fiscal 2020, net income attributable to non-controlling interests was $53 million and $905 million, respectively, and consisted of net income or loss attributable to our non-controlling interests in VMware, Inc., Secureworks, and Pivotal. Pivotal was acquired by VMware, Inc. on December 30, 2019 and, as a result, we no longer have a separate non-controlling interest in Pivotal. The decreases in net income attributable to non-controlling interests during the third quarter and first nine months of Fiscal 2021 were attributable to decreases in net income attributable to our non-controlling interest in VMware, Inc. For more information about our non-controlling interests, see Note 13 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Net Income Attributable to Dell Technologies Inc.

Net income attributable to Dell Technologies Inc. represents net income and an adjustment for non-controlling interests. During the third quarter and first nine months of Fiscal 2021, net income attributable to Dell Technologies Inc. was $0.8 billion and $2.0 billion, respectively. During the third quarter and first nine months of Fiscal 2020, net income attributable to Dell Technologies Inc. was $0.5 billion and $4.2 billion, respectively. The increase in net income attributable to Dell Technologies Inc. during the third quarter of Fiscal 2021 was primarily attributable to an increase in net income for the period. During the first nine months of Fiscal 2021, the decrease in net income attributable to Dell Technologies Inc. was primarily attributable to a decrease in net income for the period.

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

Infrastructure Solutions Group

The following table presents net revenue and operating income attributable to ISG for the periods indicated:

	Three Months Ended			Nine Months Ended
	October 30, 2020	% Change	November 1, 2019	October 30, 2020	% Change	November 1, 2019
	(in millions, except percentages)
Net revenue:
Servers and networking	$4,164	(2)%	$4,241	$12,118	(6)%	$12,858
Storage	3,860	(7)%	4,149	11,682	(5)%	12,355
Total ISG net revenue	$8,024	(4)%	$8,390	$23,800	(6)%	$25,213

Operating income:
ISG operating income	$882	(11)%	$996	$2,587	(10)%	$2,889
% of segment net revenue	11.0%		11.9%	10.9%		11.5%

Net Revenue — During the third quarter and first nine months of Fiscal 2021, ISG net revenue decreased 4% and 6%, respectively, due to decreases in sales of servers and networking and storage. ISG net revenue decreased primarily due to a weaker demand environment, as customers restricted technology spending and directed their investments toward remote work and business continuity solutions.

Revenue from the sales of servers and networking decreased 2% and 6% during the third quarter and first nine months of Fiscal 2021, respectively, primarily driven by declines in units sold of our PowerEdge servers due to the broader macro-economic environment, including the effects of COVID-19. During the third quarter of Fiscal 2021, the decline in volume was largely offset by improvement in average selling prices for servers. During the first nine months of Fiscal 2021, servers and networking revenue was impacted by an overall decrease in average selling prices for servers resulting from competitive pressures in certain geographies in the first half of Fiscal 2021. Storage revenue decreased 7% and 5% during the third quarter and first nine months of Fiscal 2021, respectively, primarily due to declines in demand for our core storage solutions offerings, partially offset by increased demand for hyperconverged infrastructure solutions. We continue to make enhancements to our storage solutions offerings and expect that these offerings, including our new PowerStore storage array released in May 2020, will drive long-term improvements in the business.

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

From a geographical perspective, net revenue attributable to ISG decreased in all regions during both the third quarter and first nine months of Fiscal 2021, driven by a weaker demand environment as a result of pervasive global COVID-19 disruptions.

Operating Income — During the third quarter of Fiscal 2021, ISG operating income as a percentage of net revenue decreased 90 basis points to 11.0%. During the first nine months of Fiscal 2021, ISG operating income as a percentage of net revenue decreased 60 basis points to 10.9%. The declines in operating income percentages during the third quarter and first nine months of Fiscal 2021 were driven by declines in gross margin percentages for servers and networking, which were attributable to commodity inflation and competitive pricing dynamics. The declines in ISG gross margin percentage during the third quarter and first nine months of Fiscal 2021 were partially offset by decreases in operating expenses as a percentage of net revenue, as we realized the benefit of cost reduction initiatives.

Client Solutions Group

The following table presents net revenue and operating income attributable to CSG for the periods indicated:

	Three Months Ended			Nine Months Ended
	October 30, 2020	% Change	November 1, 2019	October 30, 2020	% Change	November 1, 2019
	(in millions, except percentages)
Net revenue:
Commercial	$8,783	5%	$8,330	$25,456	(1)%	$25,714
Consumer	3,503	14%	3,080	9,137	9%	8,354
Total CSG net revenue	$12,286	8%	$11,410	$34,593	2%	$34,068

Operating income:
CSG operating income	$1,002	36%	$739	$2,309	(8)%	$2,514
% of segment net revenue	8.2%		6.5%	6.7%		7.4%

Net Revenue — During the third quarter and first nine months of Fiscal 2021, CSG net revenue increased 8% and 2%, respectively, primarily due to increases in commercial and consumer notebook sales, partially offset by decreases in commercial desktop sales. Much of this demand was driven by the imperative for remote work and remote learning solutions, as business, government, and education customers sought to maintain productivity in the midst of COVID-19.

Commercial revenue increased 5% during the third quarter of Fiscal 2021, primarily due to increased demand for commercial notebooks, and particularly for entry-level commercial notebooks, driven by customers in education and state and local government. The increase in demand for commercial notebooks was partially offset by lower demand for commercial desktops during the third quarter of Fiscal 2021. Commercial revenue decreased 1% during the first nine months of Fiscal 2020 primarily due to lower demand for commercial desktops, the effects of which were largely offset by an increase in demand for entry-level commercial notebooks, driven by customers in education and state and local government.

Consumer revenue increased 14% and 9% during the third quarter and first nine months of Fiscal 2021, respectively, due to continued strong demand for consumer notebooks and high-end and gaming systems, coupled with an increase in average selling prices for our higher-priced consumer notebooks.

From a geographical perspective, net revenue attributable to CSG increased in the Americas and EMEA during both the third quarter and first nine months of Fiscal 2021. These increases were partially offset by declines in net revenue attributable to CSG in APJ during the periods.

Operating Income — During the third quarter of Fiscal 2021, CSG operating income as a percentage of net revenue increased 170 basis points to 8.2% primarily due to a decrease in operating expenses as a percentage of revenue, as we realized the benefit of cost reduction initiatives, and to a lesser extent, an increase in CSG gross margin percentage driven by consumer pricing favorability. During the first nine months of Fiscal 2021, CSG operating income as a percentage of net revenue decreased 70 basis points to 6.7%. This decrease was primarily attributable to a decrease in CSG gross margin percentage driven by a shift in product mix to entry-level commercial notebooks and lower component cost deflation relative to pricing. The decrease in CSG gross margin percentage was partially offset by a decrease in operating expenses as a percentage of revenue, as we realized the benefit of cost reduction initiatives.

VMware

The following table presents net revenue and operating income attributable to VMware for the periods indicated. During Fiscal 2020, the Company reclassified Pivotal operating results from other businesses to the VMware reportable segment. Prior period results have been recast to conform with the current period presentation.

	Three Months Ended			Nine Months Ended
	October 30, 2020	% Change	November 1, 2019	October 30, 2020	% Change	November 1, 2019
	(in millions, except percentages)
Net revenue:
VMware net revenue	$2,893	8%	$2,671	$8,556	10%	$7,779

Operating income:
VMware operating income	$837	18%	$709	$2,504	22%	$2,055
% of segment net revenue	28.9%		26.5%	29.3%		26.4%

Net Revenue — VMware net revenue, inclusive of Pivotal, primarily consists of revenue from the sale of software licenses under perpetual licenses and subscription and software-as-a-service (“SaaS”) offerings, as well as related software maintenance services, support, training, consulting services, and hosted services. VMware net revenue for the third quarter and first nine months of Fiscal 2021 increased 8% and 10%, respectively, primarily due to growth in sales of subscriptions and SaaS offerings, as well as an increase in sales of software maintenance services. Growth in sales of subscriptions and SaaS offerings was primarily driven by increased demand for hybrid cloud offerings and digital workspaces. Software maintenance revenue benefited from maintenance contracts sold in previous periods.

From a geographical perspective, approximately half of VMware net revenue during the third quarter and first nine months of Fiscal 2021 was generated by sales to customers in the United States. VMware net revenue for the third quarter and first nine months of Fiscal 2021 increased in both the United States and internationally.

Operating Income — During the third quarter and first nine months of Fiscal 2021, VMware operating income as a percentage of net revenue increased 240 basis points to 28.9% and 290 basis points to 29.3%, respectively. The increases were primarily driven by decreases in selling, general, and administrative expenses as a percentage of net revenue as we benefited from decreased travel-related costs resulting from travel restrictions imposed in response to the COVID-19 pandemic. While the COVID-19 pandemic has not had a significant adverse financial impact on VMware operations to date, there continues to be significant uncertainty regarding the economic effects of the COVID-19 pandemic and the extent to which it may have a negative impact on VMware’s sales and results of operations for the remainder of Fiscal 2021 and into Fiscal 2022.

OTHER BALANCE SHEET ITEMS

Accounts Receivable

We sell products and services directly to customers and through a variety of sales channels, including retail distribution. Our accounts receivable, net, was $11.4 billion and $12.5 billion as of October 30, 2020 and January 31, 2020, respectively. We maintain an allowance for expected credit losses to cover receivables that may be deemed uncollectible. The allowance for expected credit losses is an estimate based on an analysis of historical loss experience, current receivables aging, and management’s assessment of current conditions and reasonable and supportable expectation of future conditions, as well as specific identifiable customer accounts that are deemed at risk. Our analysis includes assumptions regarding the impact of COVID-19 and continued market volatility, which is highly uncertain and subject to significant judgment. Given this uncertainty, our allowance for expected credit losses in future periods may vary from our current estimates. As of October 30, 2020 and January 31, 2020, the allowance for expected credit losses was $115 million and $94 million, respectively. Allowance for expected credit losses of trade receivables as of October 30, 2020 includes the impact of adoption of the new current expected credit losses (“CECL”) standard, which was adopted as of February 1, 2020 using the modified retrospective method. Based on our assessment, we believe that we are adequately reserved for expected credit losses. We will continue to monitor the aging of our accounts receivable and take actions, where necessary, to reduce our exposure to credit losses.

Dell Financial Services

Dell Financial Services and its affiliates (“DFS”) support Dell Technologies by offering and arranging various financing options and services for our customers globally, including through captive financing operations in North America, Europe, Australia, and New Zealand. DFS originates, collects, and services customer receivables primarily related to the purchase of our product, software, and service solutions. DFS further strengthens our customer relationships through its flexible consumption models, which enable us to offer our customers the option to pay over time and, in certain cases, based on utilization, to provide them with financial flexibility to meet their changing technological requirements. New financing originations were $2.1 billion and $2.0 billion for the third quarter of Fiscal 2021 and Fiscal 2020, respectively, and $6.5 billion and $5.7 billion for the first nine months of Fiscal 2021 and Fiscal 2020, respectively.

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

As of October 30, 2020 and January 31, 2020, our financing receivables, net were $10.2 billion and $9.7 billion, respectively. We maintain an allowance to cover expected financing receivable credit losses and evaluate credit loss expectations based on our total portfolio. Allowance for expected credit losses of financing receivables as of October 30, 2020 includes the impact of adoption of the CECL standard referred to above. Our analysis includes assumptions regarding the impact of COVID-19 and continued market volatility, which is highly uncertain and subject to significant judgment. Given this uncertainty, our allowance for expected credit losses in future periods may vary from our current estimates. For the third quarter of Fiscal 2021 and Fiscal 2020, the principal charge-off rate for our financing receivables portfolio was 0.7% and 0.9%, respectively. For the first nine months of Fiscal 2021 and Fiscal 2020, the principal charge-off rate for our financing receivables portfolio was 0.9% and 1.0%, respectively. The credit quality of our financing receivables has improved in recent years due to an overall improvement in the credit environment and as the mix of high-quality commercial accounts in our portfolio has continued to increase. We continue to monitor broader economic indicators and their potential impact on future loss performance. We have an extensive process to manage our exposure to customer credit risk, including active management of credit lines and our collection activities. We also sell selected fixed-term financing receivables without recourse to unrelated third parties on a periodic basis, primarily to manage certain concentrations of customer credit exposure.  Based on our assessment of the customer financing receivables, we believe that we are adequately reserved.

We retain a residual interest in equipment leased under our lease programs. As of October 30, 2020 and January 31, 2020, the residual interest recorded as part of financing receivables was $472 million and $582 million, respectively. The amount of the residual interest is established at the inception of the lease based upon estimates of the value of the equipment at the end of the lease term using historical studies, industry data, and future value-at-risk demand valuation methods. On a quarterly basis, we assess the carrying amount of our recorded residual values for impairment. Generally, residual value risk on equipment under lease is not considered to be significant, because of the existence of a secondary market with respect to the equipment. The lease agreement also clearly defines applicable return conditions and remedies for non-compliance, to ensure that the leased equipment will be in good operating condition upon return. Model changes and updates, as well as market strength and product acceptance, are monitored and adjustments are made to residual values in accordance with the significance of any such changes. Our remarketing sales staff works closely with customers and dealers to manage the sale of lease returns and the recovery of residual exposure. No impairment losses were recorded related to residual assets during the third quarter and first nine months of Fiscal 2021 and Fiscal 2020.

As of October 30, 2020 and January 31, 2020, equipment under operating leases, net was $1.3 billion and $0.8 billion, respectively. Based on triggering events, we assess the carrying amount of the equipment under operating leases recorded for impairment. No material impairment losses were recorded related to such equipment during the third quarter and first nine months of Fiscal 2021 and Fiscal 2020.

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

Off-Balance Sheet Arrangements
As of October 30, 2020, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition or results of operations.

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

The following table presents our cash and cash equivalents as well as our available borrowings as of the dates indicated:

	October 30, 2020	January 31, 2020
	(in millions)
Cash and cash equivalents, and available borrowings:
Cash and cash equivalents (a)	$11,304	$9,302
Remaining available borrowings under revolving credit facilities (b)	5,466	5,972
Total cash, cash equivalents, and available borrowings	$16,770	$15,274
____________________
(a)    Of the $11.3 billion of cash and cash equivalents as of October 30, 2020, $3.9 billion was held by VMware, Inc.
(b)    Of the $5.5 billion of remaining available borrowings under revolving credit facilities, $1.0 billion was attributable to the VMware Revolving Credit Facility.

Our revolving credit facilities as of October 30, 2020 include the Revolving Credit Facility, which we entered into on May 25, 2020. The Revolving Credit Facility has a maximum aggregate borrowing capacity of $4.5 billion, and available borrowings under this facility are reduced by draws on the facility and outstanding letters of credit. As of October 30, 2020, there were no borrowings outstanding under the facility and remaining available borrowings totaled approximately $4.5 billion. We may regularly use our available borrowings from our Revolving Credit Facility on a short-term basis for general corporate purposes.

The VMware Revolving Credit Facility has a maximum capacity of $1.0 billion. As of October 30, 2020, $1.0 billion was available under the VMware Revolving Credit Facility. None of the net proceeds of borrowings under the VMware Revolving Credit Facility will be made available to support the operations or satisfy any corporate purposes of Dell Technologies, other than the operations and corporate purposes of VMware, Inc. and VMware, Inc.’s subsidiaries.

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

Debt

The following table summarizes our outstanding debt as of the dates indicated:

	October 30, 2020	Increase (decrease)	January 31, 2020
	(in millions)
Core debt
Senior Secured Credit Facilities and First Lien Notes	$27,186	$(2,478)	$29,664
Unsecured Notes and Debentures	1,352	—	1,352
Senior Notes	2,700	—	2,700
EMC Notes	1,000	(600)	1,600
DFS allocated debt	(870)	625	(1,495)
Total core debt	31,368	(2,453)	33,821
DFS related debt
DFS debt	9,201	1,436	7,765
DFS allocated debt	870	(625)	1,495
Total DFS related debt	10,071	811	9,260
Margin Loan Facility and other	4,167	143	4,024
Debt of public subsidiary
VMware Notes	4,750	750	4,000
VMware Term Loan Facility	—	(1,500)	1,500
Other	55	(5)	60
Total public subsidiary debt	4,805	(755)	5,560
Total debt, principal amount	50,411	(2,254)	52,665
Carrying value adjustments	(550)	59	(609)
Total debt, carrying value	$49,861	$(2,195)	$52,056

During the first nine months of Fiscal 2021, the outstanding principal amount of our debt decreased by $2.3 billion to $50.4 billion as of October 30, 2020, primarily driven by net repayments of core debt and VMware, Inc. debt, partially offset by a net increase in DFS debt.

We define core debt as the total principal amount of our debt, less DFS related debt, our Margin Loan Facility and other debt, and public subsidiary debt. Our core debt was $31.4 billion as of October 30, 2020. During the first nine months of Fiscal 2021, the decrease in our core debt was driven by principal repayments. Proceeds of $2.082 billion from the sale of RSA Security were used to pay down core debt. Principal repayments included the retirement in full of $4.5 billion principal amount of 4.42% First Lien Notes due June 2021, repayment of $600 million principal amount of 2.650% EMC Notes due June 2020 upon maturity, and repayment of approximately $229 million of term loan facilities. These repayments were partially offset by the issuance of multiple series of First Lien Notes in an aggregate principal amount of $2.25 billion on April 9, 2020. See Note 6 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information about our debt.

There are no scheduled maturities of core debt for the remainder Fiscal 2021, although we intend to continue making core debt principal payments as part of our overall capital allocation strategy.

During the first nine months of Fiscal 2021, we issued an additional $1.4 billion, net, in DFS debt to support the expansion of our financing receivables portfolio, which includes the issuance of 500 million Euro of senior unsecured eurobonds on June 24, 2020. DFS related debt primarily represents debt from our securitization and structured financing programs. The majority of DFS debt is non-recourse to Dell Technologies and represents borrowings under securitization programs and structured financing programs, for which our risk of loss is limited to transferred lease and loan payments and associated equipment, and under which the credit holders have no recourse to Dell Technologies.

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

As of October 30, 2020, margin loan and other debt primarily consisted of the $4.0 billion Margin Loan Facility.

Debt of public subsidiary represents VMware, Inc. indebtedness. The decrease in debt of public subsidiary during the first nine months of Fiscal 2021 was due to principal repayments by VMware, Inc. of $1.25 billion principal amount of its 2.30% Notes due August 2020 and $1.5 billion principal amount of the VMware Term Loan Facility. These repayments were partially offset by the issuance of VMware Notes in an aggregate principal amount of $2.0 billion on April 7, 2020. See Note 6 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information about VMware, Inc. debt.

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

Cash Flows

The following table presents a summary of our Condensed Consolidated Statements of Cash Flows for the periods indicated:

	Nine Months Ended
	October 30, 2020	November 1, 2019
	(in millions)
Net change in cash from:
Operating activities	$5,530	$5,783
Investing activities	26	(3,982)
Financing activities	(3,483)	(2,600)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(67)	(100)
Change in cash, cash equivalents, and restricted cash	$2,006	$(899)

Operating Activities — Cash provided by operating activities was $5.5 billion for the first nine months of Fiscal 2021 compared to $5.8 billion for the first nine months of Fiscal 2020. Operating cash flows declined slightly during the first nine months of Fiscal 2021 as the strong profitability during the period was offset by unfavorable working capital impacts of an increase in inventory, decline in growth rate of deferred revenue, and timing of purchases and payments to vendors. COVID-19 impacts to working capital continued to normalize during the third quarter of Fiscal 2021.

DFS offerings are initially funded through cash on hand at the time of origination, most of which is subsequently replaced with third-party financing. For DFS offerings which qualify as sales-type leases, the initial funding of financing receivables is reflected as an impact to cash flows from operations, and is largely subsequently offset by cash proceeds from financing. For DFS operating leases, which have increased under the current leasing standard, the initial funding is classified as a capital expenditure and reflected as cash flows used in investing activities. DFS new financing originations were $6.5 billion and $5.7 billion during the first nine months of Fiscal 2021 and Fiscal 2020, respectively. As of October 30, 2020, DFS had $10.2 billion of total net financing receivables and $1.3 billion of equipment under DFS operating leases, net.

Investing Activities — Investing activities primarily consist of cash used to fund capital expenditures for property, plant, and equipment, which includes equipment under DFS operating leases, capitalized software development costs, strategic investments, and the maturities, sales, and purchases of investments. During the first nine months of Fiscal 2021, cash provided by investing activities was $26 million and was primarily driven by net cash proceeds from the divestiture of RSA Security during the the third quarter of Fiscal 2021, largely offset by capital expenditures and acquisitions of businesses. In comparison, cash used in investing activities was $4.0 billion during the first nine months of Fiscal 2020 and was primarily driven by capital expenditures and acquisition of businesses, which were partially offset by net cash proceeds from the net sales of strategic investments.

Financing Activities — Financing activities primarily consist of the proceeds and repayments of debt, cash used to repurchase common stock, and proceeds from the issuance of common stock. Cash used in financing activities of $3.5 billion during the first nine months of Fiscal 2021 primarily consisted of debt repayments and repurchases of common stock by our public subsidiaries, partially offset by cash proceeds from the issuances of multiple series of First Lien Notes and VMware Notes. In comparison, cash used in financing activities of $2.6 billion during the first nine months of Fiscal 2020 primarily consisted of repayments of debt and repurchases of common stock by our public subsidiaries.

Capital Commitments

Capital Expenditures — During the first nine months of Fiscal 2021 and Fiscal 2020, we spent $1.4 billion and $1.6 billion, respectively, on property, plant, and equipment. These expenditures were incurred in connection with our global expansion efforts and infrastructure investments made to support future growth, and the funding of equipment under DFS operating leases. During the first nine months of Fiscal 2021 and Fiscal 2020, funding of gross equipment under DFS operating leases was $0.6 billion and $0.7 billion, respectively. Product demand, product mix, and the use of contract manufacturers, as well as ongoing investments in operating and information technology infrastructure, influence the level and prioritization of our capital expenditures. Aggregate capital expenditures for Fiscal 2021 are currently expected to be approximately $1.9 billion, of which approximately $0.8 billion is expected for equipment under DFS operating leases.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 30, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of October 30, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended October 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting. Most of our employees are working remotely for their health and safety during the COVID-19 pandemic. We are continually monitoring and assessing the potential impact of COVID-19 on our internal controls to minimize the impact on their design and operating effectiveness.

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
4.1††
Amendment No. 3 to the Second Amended and Restated Registration Rights Agreement, dated as of September 15, 2020, among Dell Technologies Inc., Michael S. Dell and Susan Lieberman Dell Separate Property Trust, SL SPV-2 L.P., Silver Lake Partners IV, L.P., Silver Lake Technology Investors IV, L.P., Silver Lake Partners V DE (AIV), L.P., Silver Lake Technology Investors V, L.P. and Venezio Investments Pte. Ltd.

10.1††*	Amended and Restated Dell Technologies Inc. Compensation Program for Independent Non-Employee Directors
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

101 .INS††	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101 .SCH††	Inline XBRL Taxonomy Extension Schema Document.
101 .CAL††	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101 .DEF††	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101 .LAB††	Inline XBRL Taxonomy Extension Label Linkbase Document.
101 .PRE††	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104††	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

††	Filed with this report.
†††	Furnished with this report.
*	Management contract or compensation plan or arrangement in which directors or executive officers participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELL TECHNOLOGIES INC.

By:	/s/ BRUNILDA RIOS
Brunilda Rios
Senior Vice President, Corporate Finance and
Chief Accounting Officer
(On behalf of registrant and as principal accounting officer)

Date: December 7, 2020