Form 10-K
period 2021-01-29
Dell Technologies Inc.
filed 2021-03-26
CIK 1571996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	January 29, 2021
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of July 31, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of the registrant’s common stock held by non-affiliates was approximately $15.1 billion (based on the closing price of $59.83 per share of Class C Common Stock reported on the New York Stock Exchange on that date).
As of March 23, 2021, there were 762,667,390 shares of the registrant’s common stock outstanding, consisting of 276,565,287 outstanding shares of Class C Common Stock, 384,416,886 outstanding shares of Class A Common Stock, and 101,685,217 outstanding shares of Class B Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s proxy statement relating to its annual meeting of stockholders to be held in 2021. The proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

Our fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. We refer to our fiscal years ended January 29, 2021, January 31, 2020, and February 1, 2019 as “Fiscal 2021,” “Fiscal 2020,” and “Fiscal 2019,” respectively. Fiscal 2021, Fiscal 2020, and Fiscal 2019 included 52 weeks.

PART I

ITEM 1 — BUSINESS

Business

Dell Technologies helps organizations and individuals build their digital future and transform how they work, live, and play. We provide customers with the industry’s broadest and most innovative technology and services portfolio for the data era, spanning both traditional infrastructure and multi-cloud technologies. We continue to seamlessly deliver differentiated and holistic information technology (“IT”) solutions to our customers, which has driven significant revenue growth and share gains.

Dell Technologies’ integrated solutions help customers modernize their IT infrastructure, manage and operate in a multi-cloud world, address workforce transformation, and provide critical solutions that keep people and organizations connected, which has proven even more important in this current time of disruption caused by the coronavirus pandemic. We are helping customers accelerate their digital transformations to improve and strengthen business and workforce productivity. With our extensive portfolio and our commitment to innovation, we offer secure, integrated solutions that extend from the edge to the core to the cloud, and we are at the forefront of the software-defined and cloud native infrastructure era. As further evidence of our commitment to innovation, in Fiscal 2021 we announced our plan to evolve and expand our IT as-a-Service and cloud offerings through Apex. Apex will provide our customers with greater flexibility to scale IT to meet their evolving business needs and budgets.

Dell Technologies’ end-to-end portfolio is supported by a world-class organization with unmatched size and scale. We operate globally in 180 countries across key functional areas, including technology and product development, marketing, sales, financial services, and global services. Our go-to-market engine includes a 39,000-person sales force and a global network of over 200,000 channel partners. Dell Financial Services and its affiliates (“DFS”) offer customer payment flexibility and enables synergies across the business. DFS funded $9 billion of originations in Fiscal 2021 and maintains a $10 billion global portfolio of high-quality financing receivables. We employ 34,000 full-time service and support professionals and maintain more than 2,400 vendor-managed service centers. We manage a world-class supply chain that drives long-term growth and operating efficiencies, with approximately $70 billion in annual procurement expenditures and over 750 parts distribution centers. Together, these elements provide a critical foundation for our success.

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

•Infrastructure Solutions Group (“ISG”) — ISG enables the digital transformation of our customers through our trusted multi-cloud and big data solutions, which are built upon a modern data center infrastructure. ISG works with customers in the area of hybrid cloud deployment with the goal of simplifying, streamlining, and automating cloud operations. ISG solutions are built for multi-cloud environments and are optimized to run cloud native workloads in both public and private clouds, as well as traditional on-premise workloads.

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

•Client Solutions Group (“CSG”) — CSG includes branded hardware (such as desktops, workstations, and notebooks) and branded peripherals (such as displays and projectors), as well as third-party software and peripherals. Our computing devices are designed with our commercial and consumer customers’ needs in mind, and we seek to optimize performance, reliability, manageability, design, and security. In addition to our traditional hardware business, we have a portfolio of thin client offerings that we believe will allow us to benefit from the growth trends in cloud computing. For our customers that are seeking to simplify client lifecycle management, Dell PC as a Service offering combines hardware, software, lifecycle services, and financing into one all-encompassing solution that provides predictable pricing per seat per month. CSG also offers attached software, peripherals, and services, including support and deployment, configuration, and extended warranty services.

Approximately half of CSG revenue is generated by sales to customers in the Americas, with the remaining portion derived from sales to customers in EMEA and APJ.

•VMware — The VMware reportable segment (“VMware”) reflects the operations of VMware, Inc. (NYSE: VMW) within Dell Technologies. VMware works with customers in the areas of hybrid and multi-cloud, modern applications, networking, security, and digital workspaces, helping customers manage their IT resources across private clouds and complex multi-cloud, multi-device environments. VMware’s portfolio supports and addresses the key IT priorities of customers: accelerating their cloud journey, migrating and modernizing their applications, empowering digital workspaces, transforming networking, and embracing intrinsic security. VMware enables its customers to digitally transform their operations as they ready their applications, infrastructure, and employees for constantly evolving business needs.

During the third quarter of Fiscal 2020, VMware, Inc. completed the acquisition of Carbon Black, Inc. (“Carbon Black”), a developer of cloud-native endpoint protection.

On December 30, 2019, VMware, Inc. completed its acquisition of Pivotal Software, Inc. (“Pivotal”). Before the transaction, Pivotal was a majority-owned subsidiary of Dell Technologies through EMC and VMware, Inc. Pivotal provides a leading cloud-native platform that makes software development and IT operations a strategic advantage for customers. Pivotal’s cloud-native platform, Pivotal Cloud Foundry, accelerates and streamlines software development by reducing the complexity of building, deploying, and operating new cloud-native applications, and modernizing legacy applications. With the acquisition, which aligns key software assets, VMware, Inc. builds on a comprehensive development platform with Kubernetes.

The purchase of the controlling interest in Pivotal from Dell Technologies was accounted for as a transaction between entities under common control. This transaction required retrospective combination of the VMware, Inc. and Pivotal entities for all periods presented, as if the combination had been in effect since the inception of common control on the date of the EMC merger transaction in September 2016. Dell Technologies now reports Pivotal results within the VMware reportable segment, and the historical segment results were recast to reflect this change. Pivotal results were previously reported within Other businesses. See Note 19 of the Notes to the Consolidated Financial Statements included in this report for the recast of segment results.

Approximately half of VMware revenue is generated by sales to customers in the United States.

Our other businesses, described below, consist of product and service offerings of SecureWorks Corp. (“Secureworks”), Virtustream, and Boomi, each of which is majority-owned by Dell Technologies. These businesses are not classified as reportable segments, either individually or collectively, as the results of the businesses are not material to our overall results and the businesses do not meet the criteria for reportable segments.

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

On February 18, 2020, Dell Technologies announced its entry into a definitive agreement with a consortium of investors to sell RSA Security, which provides cybersecurity solutions. On September 1, 2020, the parties closed the transaction. At the completion of the sale, we received total cash consideration of approximately $2.082 billion, resulting in a pre-tax gain on sale of $338 million. The Company ultimately recorded a $21 million loss net of taxes. The transaction is intended to further simplify our product portfolio and corporate structure. Prior to the divestiture, RSA Security’s operating results were included within Other businesses.

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

Dell Financial Services

DFS supports our businesses by offering and arranging various financing options and services for our customers primarily in North America, Europe, Australia, and New Zealand. DFS originates, collects, and services customer receivables primarily related to the purchase of our product, software, and services solutions. We also arrange financing for some of our customers in various countries where DFS does not currently operate as a captive. DFS further strengthens our customer relationships through its flexible consumption models, which enable us to offer our customers the option to pay over time and, in certain cases, based on utilization, provide them with financial flexibility to meet their changing technological requirements. The results of these operations are allocated to our segments based on the underlying product or service financed. For additional information about our financing arrangements, see Note 4 of the Notes to the Consolidated Financial Statements included in this report.

Research and Development

We focus on developing scalable technology solutions that incorporate desirable features and capabilities at competitive prices. We employ a collaborative approach to product design and development in which our engineers, with direct customer input, design innovative solutions and work with a global network of technology companies to architect new system designs, influence the direction of future development, and integrate new technologies into our products. Our team of software engineers is focused on developing the next generation of solutions for new and innovative technologies. Most of our research and development (“R&D”) expenditures represent costs to develop the software that powers our solutions. This software simplifies the complex through automation, increasingly leveraging artificial intelligence and machine learning technology. We manage our R&D spending by targeting those innovations and solutions that we believe are most valuable to our customers and by relying on the capabilities of our strategic relationships. Our customer base includes a growing number of service providers, such as cloud service providers, software-as-a-service companies, consumer webtech providers, and telecommunications companies. These service providers turn to Dell Technologies for our advanced solutions that enable efficient service delivery at cloud scale. Through our collaborative, customer-focused approach to innovation, we strive to deliver new and relevant products to the market quickly and efficiently.

Additionally, we invest in early-stage, privately-held companies that develop software, hardware, and other technologies or provide services supporting our technologies. We manage our investments through our venture capital investment arm, Dell Technologies Capital.

VMware represents a significant portion of our R&D activities and has assembled an experienced group of developers with expertise in software-defined data centers, hybrid and multiple public clouds, the modernization, migration and management of applications, networking, security, and digital workspaces. VMware also has strong ties to leading academic institutions around the world and invests in joint research with those institutions. Product development efforts are prioritized through a combination of engineering-driven innovation and customer- and market-driven feedback.

Dell Technologies has a global R&D presence, with total R&D expenses of $5.3 billion, $5.0 billion, and $4.6 billion, for Fiscal 2021, Fiscal 2020, and Fiscal 2019, respectively. These investments reflect our commitment to R&D activities that ultimately support our mission to help our customers build their digital future and to transform IT.

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

Our order fulfillment, manufacturing, and test facilities in Massachusetts, North Carolina, and Ireland are certified to the ISO 14001 International Standard for environmental management systems and also have achieved OHSAS 18001 certification, an international standard for facilities with world-class safety and health management systems. These internationally-recognized endorsements of ongoing quality and environmental management are among the highest levels of certifications available. We also have implemented Lean Six Sigma and 7S (Customer, Safety, Quality, Delivery, Cost, Team, and Green) methodologies to ensure that the quality of our designs, manufacturing, test processes, and supplier relationships is continually improved.

We maintain a robust Supplier Code of Conduct, actively manage recycling processes for our returned products, and are certified by the Environmental Protection Agency as a Smartway Transport Partner.

We purchase materials, supplies, product components, and products from a large number of qualified suppliers. In some cases, where multiple sources of supply are not available, we rely on a single source or a limited number of sources of supply if we believe it is advantageous to do so because of performance, quality, support, delivery, capacity, or price considerations. We believe that any disruption that may occur because of our dependence on single- or limited-source vendors would not disproportionately disadvantage us relative to our competitors. See “Item 1A — Risk Factors — Risks Relating to Our Business and Our Industry — Reliance on vendors for products and components, many of which are single-source or limited-source suppliers, could harm our business by adversely affecting product availability, delivery, reliability, and cost” for information about the risks associated with Dell Technologies’ use of single- or limited-source suppliers.

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

Seasonality

Our sales are affected by seasonal trends. Among the trends with the most significant effect on our operating results, sales to government customers (particularly the U.S. government) generally are stronger in our third fiscal quarter, sales in Europe, the Middle East and Africa are often weaker in our third fiscal quarter, and sales to consumers are typically strongest during our fourth fiscal quarter.

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

We also face competition from non-traditional IT companies such as cloud service providers, also known as hyperscalers, that buy their infrastructure directly from original design manufacturers. Competitive pressures could increase if customers choose to move application workloads to cloud service providers away from traditional or private data centers.

The markets in which we compete are comprised of large and small companies across all areas of our business. We believe that new businesses will continue to enter these markets and develop technologies that, if commercialized, may compete with our products and services. Moreover, current competitors may enter into new strategic relationships with new or existing competitors, which may further increase the competitive pressures. See “Item 1A — Risk Factors — Risks Relating to Our Business and Our Industry” for information about our competitive risks.

Sales and Marketing

Our sales efforts are organized around the evolving needs of our customers, and our marketing initiatives reflect this focus. Our unified global sales and marketing team creates a sales organization that is customer-focused, collaborative, and innovative. Our customers include large global and national enterprises, public institutions that include government, educational institutions, healthcare organizations, and law enforcement agencies, small and medium-sized businesses, and consumers.

Go-to-market strategy — We sell products and services directly to customers and through other sales channels, which include value-added resellers, system integrators, distributors, and retailers. We continue to pursue our direct business strategy, which emphasizes direct communication with customers, thereby allowing us to refine our products and marketing programs for specific customer groups. In addition to our direct business model, we rely on our network of channel partners to sell our products and services, enabling us to efficiently serve a greater number of customers. The Dell Technologies partner program contributes to the development of channel sales by providing appropriate incentives for revenue generation. We also provide our channel partners access to third-party financing to help manage their working capital. We believe that building long-term relationships with our channel partners enhances our ability to deliver an excellent customer experience. During Fiscal 2021, our other sales channels contributed over 50% of our net revenue.

Large enterprises and public institutions — For large enterprises and public institutions, we maintain a field sales force throughout the world. Dedicated account teams, which include technical sales specialists, form long-term relationships to provide our largest customers with a single source of assistance, develop tailored solutions for these customers, position the capabilities of Dell Technologies, and provide us with customer feedback. For these customers, we offer several programs designed to provide single points of contact and accountability with dedicated account managers, special pricing, and consistent service and support programs. We also maintain specific sales and marketing programs targeting federal, state, and local governmental agencies, as well as healthcare and educational customers.

Small and medium-sized business and consumers — We market our products and services to small and medium-sized businesses and consumers through various advertising media. To react quickly to our customers’ needs, we track our Net Promoter Score, a customer loyalty metric that is widely used across various industries. Net Promoter Score is a trademark of Satmetrix Systems, Inc., Bain & Company, Inc., and Fred Reichheld. We also engage with customers through our social media communities on our website and in external social media channels.

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

Patents, Trademarks, and Licenses

As of January 29, 2021, we held a worldwide portfolio of 21,876 granted patents and 10,108 pending patent applications. Of those, VMware, Inc. held 5,230 granted patents and 3,154 pending patent applications. We continue to obtain new patents through our ongoing research and development activities. The inventions claimed in our patents and patent applications cover aspects of our current and possible future computer system and software products, manufacturing processes, and related technologies. We also hold licenses to use numerous third-party patents. Although we use our patented inventions and license some of them to others, we are not substantially dependent on any single patent or group of related patents. Our product and process patents may establish barriers to entry, and we anticipate that our worldwide patent portfolio will continue to be of value in negotiating intellectual property rights with others in the industry.

We have used, registered, or applied to register certain trademarks and copyrights in the United States and in other countries. We believe that Dell Technologies, DELL, Dell EMC, VMware, Alienware, Secureworks, Pivotal, and Virtustream word marks and logo marks in the United States are material to our operations.

We have entered into software licensing agreements with other companies. We also license certain technology and intellectual property from third parties for use in our offerings and processes, and license some of our technologies and intellectual property to third parties.

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

Our operations are subject to environmental and safety regulations in all areas in which we conduct business. Product design and procurement operations must comply with new and future requirements relating to climate change laws and regulations, materials composition, sourcing, energy efficiency and collection, recycling, treatment, transportation, and disposal of electronics products, including restrictions on mercury, lead, cadmium, lithium metal, lithium ion, and other substances. The costs and timing of costs under environmental and safety laws are difficult to predict. We were not assessed any material environmental fines, nor did we have any material environmental remediation or other environmental costs, during Fiscal 2021.

We and our subsidiaries are subject to various anti-corruption laws that prohibit improper payments or offers of payments to foreign governments and their officials for the purpose of obtaining or retaining business, and are also subject to export controls, customs, economic sanctions laws, and embargoes imposed by the U.S. government. Violations of the Foreign Corrupt Practices Act or other anti-corruption laws or export control, customs, or economic sanctions laws may result in severe criminal or civil sanctions and penalties.

We are subject to provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act intended to improve transparency and accountability concerning the supply of minerals originating from the conflict zones of the Democratic Republic of the Congo or adjoining countries. We incur costs to comply with the disclosure requirements of this law and other costs relating to the sourcing and availability of minerals used in our products.

Social Impact and Sustainability

Dell Technologies is committed to driving human progress by putting our technology and expertise to work where it can do the most good for people and the planet.  All of our stakeholders — shareholders, customers, suppliers, employees, and communities, as well as the environment and society — are essential to our business.

Dell Technologies launched its Social Impact Plan for 2030 (the “2030 Plan”) in November 2019. Our goals under the 2030 Plan represent an extension of our purpose as a company — to create technologies that drive human progress. We are using these goals to build our social impact strategies over the next decade. The 2030 Plan has four critical areas of focus:

    Advancing Sustainability — We believe we have a responsibility to protect and enrich our planet together with our customers, suppliers, and communities. Dell Technologies will continue working across our business ecosystem, valuing natural resources and minimizing our impact. With the power of our global supply chain, Dell Technologies has the scale and responsibility to drive the highest standards of sustainability and ethical practices.

    Cultivating Inclusion — We view diversity and inclusion as a business imperative that will enable us to build and empower our future workforce. It is essential that our workforce be fully representative of the diversity in our global customer base. Diversity of leadership increases innovation and ensures that company decisions reflect a wide variety of perspectives.

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

Dell Technologies is measuring its progress against each of the 2030 social impact goals in annually released social impact reports. The Dell Technologies Social Impact Plan for 2030 and annual social impact reports are available on the social impact reporting page of our website.

Human Capital

Powered by a diverse workforce, we create solutions that harness and amplify technology in the most meaningful ways. Our goal is to ensure that Dell Technologies is a compelling destination where team members of different backgrounds feel valued, engaged, and inspired to do their best work. Through our ongoing diversity and inclusion efforts, flexible workplace transformation programs, training and development offerings, and health and wellness resources for our team members, we are striving toward this goal — to attract, develop and retain an empowered workforce for maximum impact internally and externally for our customers and communities.

As of January 29, 2021, we had approximately 158,000 total full-time employees, approximately 34,000 of whom were employees of VMware, Inc. In comparison, as of January 31, 2020, we had approximately 165,000 total full-time employees, approximately 31,000 of whom were employees of VMware, Inc. As of January 29, 2021, approximately 36% of our full-time employees were located in the United States.

Diversity and Inclusion

At Dell Technologies, we believe diversity is power. Within our 2030 Plan described above, one critical area of focus — cultivating inclusion — highlights how our human capital resources are vital to our social impact and long-term success. We are making strides to increase gender and ethnic diversity throughout Dell Technologies. We still have work to do, and are committed to providing transparency into our progress via annual Dell Technologies Diversity & Inclusion Reports. We will continue to champion for inclusive policies that support women, members of the LGBTQ+ community, people with different abilities, and other underrepresented groups. Our goal is to build a workforce that champions racial equity, values different backgrounds and celebrates unique perspectives by:

•building and attracting the future workforce to create a workplace that is accessible, equitable and attractive to a diverse talent pipeline;

•developing and retaining an empowered workforce to foster an internal community that is engaged, productive and innovative; and

•scaling for maximum impact to develop stronger customer alliances and an external community that recognizes, respects and embraces our shared value.

To serve tomorrow’s customers well, we need more students of all genders and backgrounds studying STEM (science, technology, engineering, and math) today. We cannot fill our talent pipeline without closing the diversity gap. As the composition of the workforce evolves, we recognize that companies embracing diversity and inclusion are experiencing greater innovation, productivity, engagement, and employee satisfaction — along with better business performance.

Dell Technologies Diversity & Inclusion Reports are available on the social impact reporting page of our website.

Our Culture and Benefits

Our culture is defined by our values. We work and lead by acknowledging the importance of relationships, drive, judgment, vision, optimism, humility, and selflessness — it is part of our Culture Code. It is who we are. Our culture matters in how we run the business, how we go to market, and how we treat our team members. We believe in winning with integrity, and we leverage technology and deploy state-of-the-art tools to assist our team members in applying the principles of integrity and compliance as part of everyday business transactions, activities, and decisions.

We seek to create a professional environment where everyone can grow and thrive, and provide a multitude of programs to enhance team members’ career growth and development. We offer formal training options, individualized development programs and sponsorship, tools for 360-degree feedback, mentoring, networking, stretch assignments, and growth opportunities. Our programs are designed to empower and inspire team members to direct their own career paths and build a portfolio of valuable skills for success in the technology industry. We are committed to building a diverse leadership pipeline with a broad spectrum of skills, including the ability to lead with integrity and inspire others. We believe our ability to innovate and cultivate breakthrough thinking is an engine for growth, success, and progress.

We also recognize that the workplace is changing, how people work is changing, and the impact of COVID-19 has only accelerated the “do anything from anywhere” workforce. Dell Technologies offers various flexible work solutions, including our Connected Workplace program, which allows eligible team members to choose from a wide variety of flexible work arrangement options that best meet their needs. Work flexibility is part of our culture, and a recent employee survey indicated that team members strongly believe flexible work arrangements contribute positively to our performance as a company. Our Connected Workplace program is now available in 83 countries across the globe.

During the challenges of the past year, the health and wellness of our team members across the globe has never been more important. We offer a highly competitive and comprehensive benefits package, and strive to provide the best choice and value at the best cost. Additionally, wellness resources are available online through the Dell Wellness Hub to help employees and their families develop and sustain healthy habits. Dell Wellness Hub provides a relevant, personalized, and fun experience that is tailored to each individual’s interests in one easy and convenient place, including physical, mental, and financial wellbeing. We further encourage a focus on wellness via regular communications, virtual live and on-demand educational sessions, voluntary progress tracking, wellness challenges, and other incentives.

Supply Chain Resources

We manage responsible business practices in one of the world’s largest supply chains. Our supply chain has always demonstrated high standards of responsibility and integrity, and we continue our efforts to drive responsible manufacturing our stakeholders can trust. Our supply chain involves hundreds of thousands of people around the world. We recognize that looking after the wellbeing of people in our supply chain is important and have set goals for our work in this area including:

•providing healthy work environments where people can thrive;

•delivering future-ready skills development for employees in our supply chain; and

•continuing our engagement with the people who make our products.

We support supplier employees at all levels with training on key topics, including forced labor and health and safety, and we continue to work with suppliers to deliver training directly to employees via their mobile phones. Through this program, Dell Technologies covers the cost of developing training modules and shares training costs with suppliers who deliver them.

Dell Technologies continues to make significant progress to help ensure that we and our suppliers manufacture our products responsibly. Dell Technologies has one of the largest social and environmental responsibility assurance programs in the technology sector, both in terms of number of audits and the program’s reach across the supply chain. Through these audits, we are able to monitor a supplier factory’s adherence to the Responsible Business Alliance (“RBA”) Code of Conduct. Audits are conducted by third-party auditors that have been trained and certified by the RBA. Audits cover topics across five areas: labor, including risks of forced labor and weekly working hours; employee health and safety; environment; ethics; and management systems. Through our audit program, we aim to identify and solve concerns in our supply chain, and seek continuous improvements to address issues and enable suppliers to build their own in-house capabilities. We supplement our audits with targeted assessments of suppliers when we identify opportunities to drive further improvements.

Dell Technologies Supply Chain Sustainability Progress Reports are available on the social impact reporting page of our website.

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
Our website address is www.delltechnologies.com.  We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The contents of our website referred to above and the contents of any other website we refer to herein are not a part of this annual report on Form 10-K.

Information about our Executive Officers
The following table sets forth, as of March 5, 2021, information about our executive officers, who are appointed by our board of directors.

Name	Age	Position
Michael S. Dell	56	Chief Executive Officer and Chairman
Jeffrey W. Clarke	58	Chief Operating Officer and Vice Chairman
Allison Dew	51	Chief Marketing Officer
Howard D. Elias	63	Chief Customer Officer and President, Services and Digital
Jennifer D. Saavedra, Ph.D.	51	Chief Human Resources Officer
Richard J. Rothberg	57	General Counsel
William F. Scannell	58	President, Global Sales and Customer Operations
Thomas W. Sweet	61	Chief Financial Officer

Michael S. Dell — Mr. Dell serves as Chairman of the Board and Chief Executive Officer of Dell Technologies. Mr. Dell served as Chief Executive Officer of Dell Inc., a wholly-owned subsidiary of Dell Technologies, from 1984 until July 2004 and resumed that role in January 2007. In 1998, Mr. Dell formed MSD Capital, L.P. for the purpose of managing his and his family’s investments, and, in 1999, he and his wife established the Michael & Susan Dell Foundation to provide philanthropic support to a variety of global causes. He is an honorary member of the Foundation Board of the World Economic Forum and is an executive committee member of the International Business Council. He serves as a member of the Technology CEO Council and is a member of the Business Roundtable. He also serves on the advisory board of Tsinghua University’s School of Economics and Management in Beijing, China, on the governing board of the Indian School of Business in Hyderabad, India, and as a board member of Catalyst, Inc., a non-profit organization that promotes inclusive workplaces for women. In June 2014, Mr. Dell was named the United Nations Foundation’s first Global Advocate for Entrepreneurship. Mr. Dell is also Chairman of the Board of Directors of VMware, Inc. and Non-Executive Chairman of SecureWorks Corp. Mr. Dell was a board member of Pivotal Software, Inc. from September 2016 until it was merged with VMware, Inc. in December 2019.

Jeffrey W. Clarke — Mr. Clarke serves as Chief Operating Officer and Vice Chairman of Dell Technologies, responsible for running day-to-day business operations, shaping the Company’s strategic agenda, and aligning priorities across the Dell Technologies executive leadership team. Mr. Clarke oversees the Company’s operations, including its global manufacturing, procurement, and supply chain activities. Additionally, Mr. Clarke oversees the engineering, design, development, and sales of the Infrastructure Solutions Group across servers, storage, data protection, and networking products. He also oversees the engineering, design, development, and sales of the Client Solutions Group, including computer desktops, notebooks, workstations, cloud client computing, and end-user computing software solutions. Mr. Clarke has served as Chief Operating Officer since December 2019 and Vice Chairman, Products and Operations since September 2017, before which he served as Vice Chairman and President, Operations and Client Solutions with Dell Technologies and, previously, Dell, since January 2009. From January 2003 until January 2009, Mr. Clarke served as Senior Vice President, Business Product Group. From November 2001 to January 2003, Mr. Clarke served as Vice President and General Manager, Relationship Product Group. In 1995, Mr. Clarke became the director of desktop development. Mr. Clarke joined Dell in 1987 as a quality engineer and has served in a variety of other engineering and management roles. Prior to joining Dell Technologies, Mr. Clarke served as a reliability and product engineer at Motorola, Inc.

Allison Dew — Ms. Dew serves as the Chief Marketing Officer of Dell Technologies. In this role, in which she has served since March 2018, Ms. Dew is directly responsible for the global marketing organization, strategy, and all aspects of Dell Technologies’ marketing efforts, including brand and creative, product marketing, communications, digital, and field and channel marketing. Since joining Dell Technologies in 2008, Ms. Dew has been instrumental in Dell Technologies’ marketing transformation, leading an emphasis on data-driven marketing, customer understanding, and integrated planning. Most recently, prior to her current position, Ms. Dew led marketing for the Dell Technologies Client Solutions Group from December 2013 to March 2018.  Before joining Dell Technologies, Ms. Dew served in various marketing leadership roles at Microsoft Corporation, a global technology company. Ms. Dew also worked in both a regional advertising agency in Tokyo, Japan and and an independent multicultural agency in New York.

Howard D. Elias — Mr. Elias serves as Chief Customer Officer and President, Services and Digital at Dell Technologies. He leads a global organization devoted to customer advocacy and oversees global support, deployment, consulting, education, managed services, the IT organization, and Virtustream. He is executive sponsor for more than a dozen of Dell Technologies’ largest enterprise accounts and is responsible for setting and driving strategy to enable and accelerate the mission-critical business transformations of customers and Dell’s own global operations. Mr. Elias previously served as President and Chief Operating Officer, EMC Global Enterprise Services from January 2013 until EMC’s acquisition by Dell Technologies in September 2016, and was President and Chief Operating Officer, EMC Information Infrastructure and Cloud Services from September 2009 to January 2013. In these roles, Mr. Elias was responsible for setting the strategy, driving the execution, and creating the best practices for services that enabled the digital transformation and data center modernization of EMC’s customers. Mr. Elias also had responsibility at EMC for leading the integration of the Dell and EMC businesses, including overseeing the cross-functional teams that drove all facets of integration planning. Previously, Mr. Elias was EMC’s Executive Vice President, Global Marketing and Corporate Development, responsible for all marketing, sales enablement, technology alliances, corporate development, and new ventures. Mr. Elias was also a co-founder and served on the board of managers for the Virtual Computing Environment Company, now part of Dell Technologies’ converged platform division. Before joining EMC, Mr. Elias served in various capacities at Hewlett-Packard Company, a provider of information technology products, services, and solutions for enterprise customers, most recently as Senior Vice President of Business Management and Operations for the Enterprise Systems Group. Mr. Elias currently serves as chairman of TEGNA Inc., a media and digital business company, and is a member of the Massachusetts Business Roundtable.

Jennifer D. Saavedra, Ph.D. — Dr. Saavedra is Dell Technologies' Chief Human Resources Officer. In this role, Dr. Saavedra leads Dell’s Global Human Resources and Facilities function and accelerates the performance and growth of the company through its culture and its people. Dr. Saavedra previously served as Dell’s Senior Vice President, Human Resources – Sales from December 2019 to March 2021 and as Dell’s Senior Vice President, Human Resources – Talent and Culture from November 2017 to December 2019. Dr. Saavedra joined Dell in 2005 and has served in many key leadership roles throughout the Human Resources organization, including talent development and culture, business partner, strategy, and learning and development. Before joining Dell in 2005, Dr. Saavedra served as a Human Resources consultant to private and public companies. Dr. Saavedra also serves on the executive board for the Black Networking Alliance at Dell Technologies.

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

William F. Scannell — Mr. Scannell serves as President, Global Sales and Customer Operations for Dell Technologies, leading the global go-to-market organization. In this role, in which he has served since February 2020, Mr. Scannell is responsible for global go-to-market strategy and driving share and revenue growth for the Company’s products, services, and solutions in 180 countries around the world. Mr. Scannell previously served as President, Global Enterprise Sales and Customer Operations for Dell Technologies from September 2017 to January 2020, leading the global go-to-market organization serving enterprise customers. In this role, Mr. Scannell led the Dell Technologies sales teams to deliver innovative and practical technology solutions to large enterprises and public institutions worldwide. Prior to joining Dell Technologies, Mr. Scannell served as President, Global Sales and Customer Operations at EMC Corporation. In this role, to which he was appointed in July 2012 after overseeing customer operations in the Americas and EMEA, Mr. Scannell focused on driving coordination and teamwork among EMC’s business unit sales forces, as well as building and maintaining relationships with EMC’s largest global accounts, global alliance partners, and global channel partners. Mr. Scannell began his career as an EMC sales representative in 1986, becoming country manager of Canada in 1988. Shortly thereafter, his responsibilities expanded to include the United States and Latin America. In 1999, Mr. Scannell moved to London to oversee EMC’s business across all of Europe, Middle East, and Africa. He then managed worldwide sales in 2001 and 2002 before being appointed Executive Vice President in 2007.

Thomas W. Sweet — Mr. Sweet serves as Chief Financial Officer of Dell Technologies. In this role, in which he has served since January 2014, he is responsible for all aspects of the Company’s finance function, including accounting, financial planning and analysis, tax, treasury, and investor relations, as well as global business operations, Dell Financial Services, Dell Technologies Capital, and Boomi. He also co-leads corporate strategy, partnering closely with the Chief Operating Officer to develop and execute a long-term growth strategy that creates value for Dell Technologies stakeholders. From May 2007 to January 2014, Mr. Sweet served in a variety of finance leadership roles for Dell, including as Vice President of Corporate Finance, Controller, and Chief Accounting Officer, with responsibility for global accounting, tax, treasury, and investor relations, as well as for global finance services. Mr. Sweet was responsible for external financial reporting for more than five years when Dell Inc. was a publicly-traded company. Prior to this service, he served in a variety of finance leadership positions, including as Vice President responsible for overall finance activities within the corporate business, education, government, and healthcare business units of Dell. Mr. Sweet also has served as the head of internal audit and in a number of sales leadership roles in education and corporate business units since joining Dell in 1997. Prior to joining Dell, Mr. Sweet was Vice President, Accounting and Finance, for Telos Corporation, a provider of security solutions. Before that, he spent 13 years with Price Waterhouse, a firm specializing in accounting, assurance, tax, and consulting services, in a variety of roles primarily focused on providing audit and accounting services to the technology industry.

ITEM 1A — RISK FACTORS

Our business, operating results, financial condition, and prospects are subject to a variety of significant risks, many of which are beyond our control. The following is a description of some of the important risk factors that may cause our actual results in future periods to differ substantially from those we currently expect or seek. The risks described below are not the only risks we face. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that also may materially adversely affect our business, operating results, financial condition, or prospects.

Risks Relating to Our Business and Our Industry

The COVID-19 pandemic may harm our business and result in reduced net revenue and profitability.

The COVID-19 pandemic and associated containment measures have caused economic and financial disruptions globally, affecting regions in which we sell our products and services and in which we conduct our business operations. We are unable to predict the full impact the pandemic may have on our results of operations, financial condition, liquidity, and cash flows due to numerous uncertainties, including the progression of the pandemic, governmental and other responses, vaccine availability, and the timing of economic recovery. We are also unable to predict the extent of the impact of the pandemic on our customers, suppliers, and other partners, which could materially adversely affect demand for our products and services and our results of operations and financial condition.

During Fiscal 2021, COVID-19 disruptions contributed to a weakening of the demand environment for our ISG products and services, which reduced ISG net revenue from the prior year. Our business was adversely affected by supply constraints resulting from the pandemic that affected the timing of shipments of certain products in desired quantities or configurations. We also experienced increased freight rates as a result of limits on air freight capacity.

Measures taken to contain the COVID-19 pandemic, such as travel restrictions, quarantines, shelter-in-place, and shutdowns, have affected and will continue to affect our workforce and operations, and those of our vendors, suppliers, and partners. Restrictions on our operations or workforce, or similar limitations for others, may affect our ability to meet customer demand.
We have taken and will continue to take risk mitigation actions that we believe are in the best interests of our employees, customers, suppliers, and other partners. Work-from-home and other measures introduce additional operational risks, including heightened cybersecurity risks. These measures may not be sufficient to mitigate the risks posed by the virus, and illness and workforce disruptions could lead to unavailability of key personnel and impair our ability to perform critical functions.
The COVID-19 pandemic may continue to cause disruption and volatility in the global debt and capital markets, which may increase our cost of capital and adversely affect our access to capital.

To the extent the COVID-19 pandemic adversely affects our business, results of operations, and financial condition, it also may have the effect of exacerbating the other risks discussed in this “Risk Factors” section. Developments related to the COVID-19 pandemic have been unpredictable, and additional impacts and risks may arise that we are not aware of or are not able to respond to in an effective manner.

Competitive pressures may adversely affect our industry unit share position, revenue, and profitability.

We operate in an industry in which there are rapid technological advances in hardware, software, and services offerings. As a result, we face aggressive product and price competition from both branded and generic competitors. We compete based on our ability to offer to our customers integrated solutions that provide desired product and services features at a competitive price. Our competitors may provide products that are less costly, perform better or include additional features. Further, our product portfolios may quickly become outdated or our market share may quickly erode. Efforts to balance the mix of products and services to optimize profitability, liquidity, and growth may put pressure on our industry position.

As the technology industry continues to expand, there may be new and increased competition in different geographic regions. The generally low barriers into the technology industry increase the potential for challenges from new competitors. Competition also may intensify from an increase in options for mobile and cloud computing solutions. In addition, companies with which we have strategic alliances may become competitors in other product areas, or current competitors may enter into new strategic relationships with new or existing competitors, all of which may further increase competitive pressures.

Reliance on vendors for products and components, many of which are single-source or limited-source suppliers, could harm our business by adversely affecting product availability, delivery, reliability, and cost.

We maintain several single-source or limited-source supplier relationships, including relationships with third-party software providers, either because multiple sources are not readily available or because the relationships are advantageous due to performance, quality, support, delivery, capacity, or price considerations. A delay in the supply of a critical single- or limited-source product or component may prevent the timely shipment of the related product in desired quantities or configurations. In addition, we may not be able to replace the functionality provided by third-party software currently offered with our products if that software becomes obsolete, defective, or incompatible with future product versions or is not adequately maintained or updated. Even where multiple sources of supply are available, qualification of the alternative suppliers and establishment of reliable supplies could result in delays and a possible loss of sales, which could harm our operating results.

We obtain many products and all of our components from third-party vendors, many of which are located outside of the United States. In addition, significant portions of our products are assembled by contract manufacturers, primarily in various locations in Asia. A significant concentration of such outsourced manufacturing is performed by only a few contract manufacturers, often in single locations. We sell components to these contract manufacturers and generate large non-trade accounts receivables, an arrangement that would present a risk of uncollectibility if the financial condition of a contract manufacturer should deteriorate.

Although these relationships generate cost efficiencies, they limit our direct control over production. The increasing reliance on vendors subjects us to a greater risk of shortages and reduced control over delivery schedules of components and products, as well as a greater risk of increases in product and component costs. We may experience supply shortages and price increases caused by changes to raw material availability, manufacturing capacity, labor shortages, public health issues, tariffs, trade disputes and protectionist measures, natural catastrophes or the effects of climate change (such as extreme weather conditions, sea level rise, drought, flooding and wildfires), and significant changes in the financial condition of our suppliers. Because we maintain minimal levels of component and product inventories, a disruption in component or product availability could harm our ability to satisfy customer needs. In addition, defective parts and products from these vendors could reduce product reliability and harm our reputation.

If we fail to achieve favorable pricing from vendors, our profitability could be adversely affected.

Our profitability is affected by our ability to achieve favorable pricing from vendors and contract manufacturers, including through negotiations for vendor rebates, marketing funds, and other vendor funding received in the normal course of business. Because these supplier negotiations are continual and reflect the evolving competitive environment, the variability in timing and amount of incremental vendor discounts and rebates can affect our profitability. The vendor programs may change periodically, potentially resulting in adverse profitability trends if we cannot adjust pricing or variable costs. An inability to establish a cost and product advantage, or determine alternative means to deliver value to customers, may adversely affect our revenue and profitability.

Adverse global economic conditions may harm our business and result in reduced net revenue and profitability.

As a global company with customers operating in a broad range of businesses and industries, our performance is affected by global economic conditions and the demand for technology products and services in international markets. Adverse economic conditions may negatively affect customer demand, and could result in postponed or decreased spending amid customer concerns over unemployment, reduced asset values, volatile energy costs, geopolitical issues, the availability and cost of credit, and the stability and solvency of financial institutions, financial markets, businesses, local and state governments, and sovereign nations. Weak or unstable global economic conditions, including due to international trade protection measures and disputes, such as those between the United States and China, or due to public health issues, such as the outbreak of COVID-19 discussed above, also could harm our business by contributing to product shortages or delays, supply chain disruptions, insolvency of key suppliers, customer and counterparty insolvencies, increased product costs and associated price increases, reduced global sales, and other adverse effects on our operations. Any such effects could have a negative impact on our net revenue and profitability.

The results of operations of our business units may be adversely affected if we fail to successfully execute our strategy.

Our strategy involves enabling the digital transformation of our customers while leading in the core infrastructure markets in which we compete. Accordingly, we must continue to expand our customer base through direct sales, new distribution channels, further development of relationships with resellers, and augmentation of selected business areas through targeted acquisitions and other commercial arrangements. As we reach more customers through new distribution channels and expanded reseller relationships, we may fail to manage effectively the increasingly difficult tasks of inventory management and demand forecasting. Our ability to implement this strategy depends on efficiently transitioning sales capabilities, successfully adding to the breadth of our solutions capabilities through selective acquisitions of other businesses, and effective management of the consequences of these strategic initiatives. If we are unable to meet these challenges, our results of operations could be adversely affected.

We are organized into three business units consisting of ISG, CSG, and VMware which are each important components of our strategy. ISG consists of a portfolio of storage, server, and networking solutions and faces intense competition from existing on-premises competitors and increasing competitive pressures from public cloud providers. Accordingly, we could be required to make additional investments to combat such competitive pressures and drive future growth. Such pressures could result in the erosion of revenue and operating income and adversely affect ISG’s results of operations. To address an industry trend toward hybrid-computing models, we have developed and continue to develop traditional, converged, and hyper-converged infrastructure solutions. ISG’s results of operations could be adversely affected if such solutions are not adopted by our customers or potential customers, or if customers move rapidly to adopt public cloud solutions.

CSG largely relies on sales of desktops, workstations, and notebooks. Revenue from CSG absorbs our overhead costs and allows for scaled procurement. CSG faces risk and uncertainties from fundamental changes in the personal computer (“PC”) market, including a decline in worldwide revenues for desktops, workstations, and notebooks, and lower shipment forecasts for these products due to a general lengthening of the replacement cycle. Any reduced demand for PC products or a significant increase in competition could cause operating income to fluctuate and adversely impact CSG’s results of operations.

The success of the VMware business unit depends increasingly on customer acceptance of VMware’s newer products and services. VMware’s solutions are primarily based on server virtualization and related compute technologies used for virtualizing on-premises data center servers, which form the foundation for private cloud computing. As the market for server virtualization continues to mature, the rate of growth in license sales of products such as VMware’s vSphere has declined. The VMware business unit has been increasingly directing its product development and marketing efforts toward products and services that enable businesses to utilize virtualization as the foundation for private, public, hybrid and multi-cloud-based computing, and mobile computing. To the extent that VMware’s newer offerings are adopted by customers more slowly than the rate of decrease in revenue growth in the established server virtualization offerings, this segment’s revenue growth rates may slow materially or its revenue may decline, and VMware may fail to realize returns on its investments in new initiatives.

If our cost efficiency measures are not successful, we may become less competitive.

We continue to focus on minimizing operating expenses through cost improvements and simplification of our corporate structure. We may experience delays or unanticipated costs in implementing our cost efficiency plans, which could prevent the timely or full achievement of expected cost efficiencies and adversely affect our competitive position.

Our inability to manage solutions and product and services transitions in an effective manner could reduce the demand for our solutions, products, and services, and negatively affect the profitability of our operations.

Continuing improvements in technology result in the frequent introduction of new solutions, products, and services, improvements in product performance characteristics, and short product life cycles. If we fail to manage effectively transitions to new solutions and offerings, the products and services associated with such offerings and customer demand for our solutions, products, and services could diminish, and our profitability could suffer.

We increasingly source new products and transition existing products through our contract manufacturers and manufacturing outsourcing relationships to generate cost efficiencies and better serve our customers. The success of product transitions depends on a number of factors, including the availability of sufficient quantities of components at attractive costs. Product transitions also present execution uncertainties and risks, including the risk that new or upgraded products may have quality problems or other defects.

Failure to deliver high-quality products, software, and services could lead to loss of customers and diminished profitability.

We must identify and address quality issues associated with its products, software, and services, many of which include third-party components. Although quality testing is performed regularly to detect quality problems and implement required solutions, failure to identify and correct significant product quality issues before the sale of such products to customers could result in lower sales, increased warranty or replacement expenses, and reduced customer confidence, which could harm our operating results.

Cyber attacks or other security incidents that disrupt our operations or result in the breach or other compromise of proprietary or confidential information about us or our workforce, customers, or other third parties could disrupt our business, harm our reputation, cause us to lose clients and expose us to costly regulatory enforcement and litigation.

We routinely manage, store, transmit and otherwise process large amounts of proprietary information and confidential data, including sensitive and personally identifiable information, relating to our operations and our customers. We face numerous and evolving cyber risks of increasing scale and volume.

Despite our internal controls and significant investment in security measures, criminal or other unauthorized threat actors, including nation states or state-sponsored organizations, may be able to penetrate our security measures, breach our information technology systems, misappropriate or compromise confidential and proprietary information of our company and our customers, cause system disruptions and shutdowns, or introduce ransomware, malware, or vulnerabilities into our products, systems, and networks or those of our customers and partners. Employees, contractors, or other insiders may introduce vulnerabilities into our environments or otherwise may seek to misappropriate our intellectual property and proprietary information. Hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture or other problems that unexpectedly could interfere with the operation of our products. The shift to work-from-home arrangements resulting from the COVID-19 pandemic may also increase our vulnerability, as employees and contractors of our company and third-party providers are working remotely and using home networks that may pose a significant risk to network security. In the past, we have experienced security incidents, including the unauthorized activity on our network attempting to extract Dell.com customer information we disclosed in November 2018.

The costs to address cyber risks, both before and after a security incident, could be significant, regardless of whether incidents result from an attack on us directly or on third-party vendors upon which we rely. Cyberattacks could compromise our internal systems and products and the systems of our customers, resulting in interruptions, delays, or cessation of service that could disrupt business operations for us and our customers. Our remediation efforts may not be successful or timely. Any actual or perceived security vulnerabilities in our products or services, or those of third parties we sell, could lead to loss of existing or potential customers, and may impede our sales, manufacturing, distribution, outsourcing services, information technology solutions, and other critical functions and offerings. In addition, breaches of our security measures and the unapproved dissemination of proprietary information or sensitive or confidential data about us, our customers, or other third parties could impair our intellectual property rights and expose us, our customers, or such other third parties to a risk of loss or misuse of such information or data. Any such incidents could also subject us to government investigations and regulatory enforcement actions, litigation, potential liability, damage our brand and reputation, or otherwise harm our business and operations.

As a global enterprise, we are subject to laws and regulations in the United States and other countries relating to the collection, use, and protection of customer and other data. Our ability to execute transactions and to process and use personal information and data in the conduct of our business subjects us to compliance with applicable laws and regulations and may require us to notify regulators, customers, employees, or other individuals or entities of a security incident or data or privacy breach. We continue to incur significant expenditures to comply with mandatory privacy and security requirements and controls imposed by law, regulation, industry standards, and contractual obligations. Despite such expenditures, we may face regulatory and other legal actions, including potential liability, in the event of a security incident or data or privacy breach or perceived or actual non-compliance with such requirements and controls.

We may not successfully implement our acquisition strategy, which could result in unforeseen operating difficulties and increased costs.

We make strategic acquisitions of other companies as part of our growth strategy. We could experience unforeseen operating difficulties in integrating the businesses, technologies, services, products, personnel, or operations of acquired companies, especially if we are unable to retain the key personnel of an acquired company. Further, future acquisitions may result in a delay or reduction of sales for both us and the acquired company because of customer uncertainty about the continuity and effectiveness of solutions offered by either company and may disrupt our existing business by diverting resources and significant management attention that otherwise would be focused on development of the existing business. Acquisitions also may negatively affect our relationships with strategic partners if the acquisitions are seen as bringing us into competition with such partners.

To complete an acquisition, we may be required to use substantial amounts of cash, engage in equity or debt financings, or enter into credit agreements to secure additional funds. Such debt financings could involve restrictive covenants that might limit our capital-raising activities and operating flexibility. Further, an acquisition may negatively affect our results of operations because it may expose us to unexpected liabilities, require the incurrence of charges and substantial indebtedness or other liabilities, have adverse tax consequences, result in acquired in-process research and development expenses, or in the future require the amortization, write-down, or impairment of amounts related to deferred compensation, goodwill, and other intangible assets, or fail to generate a financial return sufficient to offset acquisition costs.

In addition, we periodically divest businesses, including businesses that are no longer a part of our strategic plan. These divestitures similarly require significant investment of time and resources, may disrupt our business and distract management from other responsibilities, and may result in losses on disposition or continued financial involvement in the divested business, including through indemnification or other financial arrangements, for a period following the transaction, which could adversely affect our financial results.

Our ability to generate substantial non-U.S. net revenue is subject to additional risks and uncertainties.

Sales outside the United States accounted for approximately half of our consolidated net revenue for Fiscal 2021. Our future growth rates and success are substantially dependent on the continued growth of our business outside of the United States. Our international operations face many risks and uncertainties, including varied local economic and labor conditions; political instability; public health issues; changes in the U.S. and international regulatory environments; the impacts of trade protection measures, including increases in tariffs and trade barriers due to the current geopolitical climate and changes and instability in government policies and international trade arrangements, which could adversely affect our ability to conduct business in non-U.S. markets; tax laws (including U.S. taxes on foreign operations); potential theft or other compromise of our technology, data, or intellectual property; copyright levies; and foreign currency exchange rates. Our international operations could suffer as a result of the withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit, including as a result of modification of trade, immigration, and commercial regulation. We could incur additional operating costs, or sustain supply chain disruptions, due to any such changes. Any of these factors could negatively affect our international business results and growth prospects.

Our profitability may be adversely affected by changes in the mix of products and services, customers, or geographic sales, and by seasonal sales trends.

Our overall profitability for any period may be adversely affected by changes in the mix of products and services, customers, or geographic markets reflected in sales for that period, and by seasonal trends. Profit margins vary among products, services, customers, and geographic markets. For example, services offerings generally have a higher profit margin than consumer products. In addition, parts of our business are subject to seasonal sales trends. Among the trends with the most significant impact on our operating results, sales to government customers (particularly the U.S. federal government) generally are stronger in our third fiscal quarter, sales in Europe, the Middle East and Africa are often weaker in our third fiscal quarter, and sales to consumers are typically strongest during our fourth fiscal quarter.

We may lose revenue opportunities and experience gross margin pressure if sales channel participants fail to perform as expected.

We rely on value-added resellers, system integrators, distributors, and retailers as sales channels to complement our direct sales organization in order to reach more end-users. Future operating results depend on the performance of sales channel participants and on our success in maintaining and developing these relationships. Revenue and gross margins could be negatively affected if the financial condition or operations of channel participants weaken as a result of adverse economic conditions or other business challenges, or if uncertainty regarding the demand for our products causes channel participants to reduce their orders for these products. Further, some channel participants may consider the expansion of our direct sales initiatives to conflict with their business interests as distributors or resellers of our products, which could lead them to reduce their investment in the distribution and sale of such products, or to cease all sales of our products.

Our financial performance could suffer from reduced access to the capital markets by us or some of our customers.

We may access debt and capital sources to provide financing for customers and to obtain funds for general corporate purposes, including working capital, acquisitions, capital expenditures, and funding of customer receivables. In addition, we maintain customer financing relationships with some companies that rely on access to the debt and capital markets to meet significant funding needs. Any inability of these companies to access such markets could compel us to self-fund transactions with such companies or to forgo customer financing opportunities, which could harm our financial performance. The debt and capital markets may experience extreme volatility and disruption from time to time in the future, which could result in higher credit spreads in such markets and higher funding costs for us. Deterioration in our business performance, a credit rating downgrade, volatility in the securitization markets, changes in financial services regulation, or adverse changes in the economy could lead to reductions in the availability of debt financing. In addition, these events could limit our ability to continue asset securitizations or other forms of financing from debt or capital sources, reduce the amount of financing receivables that we originate, or negatively affect the costs or terms on which we may be able to obtain capital. Any of these developments could adversely affect our net revenue, profitability, and cash flows.

If the value of goodwill or intangible assets is materially impaired, our results of operations and financial condition could be materially and adversely affected.

As of January 29, 2021, goodwill and intangible assets, net had a combined carrying value of $55.3 billion, representing approximately 45% of our total consolidated assets. We periodically evaluate goodwill and intangible assets, net to determine whether all or a portion of their carrying values may be impaired, in which case an impairment charge may be necessary. The value of goodwill may be materially and adversely affected if businesses that we acquire perform in a manner that is inconsistent with our assumptions at the time of acquisition. In addition, from time to time we divest businesses, and any such divestiture could result in significant asset impairment and disposition charges, including those related to goodwill and intangible assets, net. Any future evaluations resulting in an impairment of goodwill or intangible assets, net could materially and adversely affect our results of operations and financial condition in the period in which the impairment is recognized.

Weak economic conditions and additional regulation could harm our financial services activities.

Our financial services activities are negatively affected by adverse economic conditions that contribute to loan delinquencies and defaults. An increase in loan delinquencies and defaults would result in greater net credit losses, which may require us to increase our reserves for customer receivables.

In addition, the implementation of new financial services regulations, or the application of existing financial services regulation, in countries where we conduct our financial services and related supporting activities, could unfavorably affect the profitability and cash flows of our consumer financing activities.

We are subject to counterparty default risks.

We have numerous arrangements with financial institutions that include cash and investment deposits, interest rate swap contracts, foreign currency option contracts, and forward contracts. As a result, we are subject to the risk that the counterparty to one or more of these arrangements will default, either voluntarily or involuntarily, on its performance under the terms of the arrangement. In times of market distress, a counterparty may default rapidly and without notice, and we may be unable to take action to cover its exposure, either because of lack of contractual ability to do so or because market conditions make it difficult to take effective action. If one of our counterparties becomes insolvent or files for bankruptcy, our ability eventually to recover any losses suffered as a result of that counterparty’s default may be limited by the impaired liquidity of the counterparty or the applicable legal regime governing the bankruptcy proceeding. In the event of such a default, we could incur significant losses, which could harm our business and adversely affect our results of operations and financial condition.

Our performance and business could suffer if our contracts for ISG services and solutions fail to produce revenue at expected levels due to exercise of customer rights under the contracts, inaccurate estimation of costs, or customer defaults in payment.

We offer our ISG customers a range of consumption models for our services and solutions, including as-a-service, utility, leases, or immediate pay models, all designed to match customers’ consumption preferences. These solutions generally are multiyear agreements that typically result in recurring revenue streams over the term of the arrangement. Our financial results and growth depend, in part, on customers continuing to purchase our services and solutions over the contract life on the agreed terms. The contracts allow customers to take actions that may adversely affect our recurring revenue and profitability. These actions include terminating a contract if our performance does not meet specified services levels, requesting rate reductions, reducing the use of our services and solutions or terminating a contract early upon payment of agreed fees. In addition, we estimate the costs of delivering the services and solutions at the outset of the contract. If we fail to estimate such costs accurately and actual costs significantly exceed estimates, we may incur losses on the contracts. We also are subject to the risk of loss under the contracts as a result of a default, voluntarily or involuntarily, in payment by the customer, whether because of financial weakness or other reasons.

Loss of government contracts could harm our business.

Contracts with U.S. federal, state, and local governments and with foreign governments are subject to future funding that may affect the extension or termination of programs and to the right of such governments to terminate contracts for convenience or non-appropriation. There is pressure on governments, both domestically and internationally, to reduce spending. Funding reductions or delays could adversely affect public sector demand for our products and services. In addition, if we violate legal or regulatory requirements, the applicable government could suspend or disbar us as a contractor, which would unfavorably affect our net revenue and profitability.

Our business could suffer if we do not develop and protect our proprietary intellectual property or obtain or protect licenses to intellectual property developed by others on commercially reasonable and competitive terms.

If we or our suppliers are unable to develop or protect desirable technology or technology licenses, we may be prevented from marketing products, may have to market products without desirable features, or may incur substantial costs to redesign products. We also may have to defend or enforce legal actions or pay damages if we are found to have violated the intellectual property of other parties. Although our suppliers might be contractually obligated to obtain or protect such licenses and indemnify us against related expenses, those suppliers could be unable to meet their obligations. We invest in research and development and obtain additional intellectual property through acquisitions, but those activities do not guarantee that we will develop or obtain intellectual property necessary for profitable operations. Costs involved in developing and protecting rights in intellectual property may have a negative impact on our business. In addition, our operating costs could increase because of copyright levies or similar fees by rights holders and collection agencies in European and other countries.

Infrastructure disruptions could harm our business.

We depend on our information technology and manufacturing infrastructure to achieve our business objectives. Natural disasters, manufacturing failures, telecommunications system failures, or defective or improperly installed new or upgraded business management systems could lead to disruptions in this infrastructure. Portions of our IT infrastructure also may experience interruptions, delays, or cessations of service, or produce errors in connection with systems integration or migration work. Such disruptions may adversely affect our ability to receive or process orders, manufacture and ship products in a timely manner, or otherwise conduct business in the normal course. Further, portions of our services business involve the processing, storage, and transmission of data, which also would be negatively affected by such an event. Disruptions in our infrastructure could lead to loss of customers and revenue, particularly during a period of heavy demand for our products and services. We also could incur significant expense in repairing system damage and taking other remedial measures.

Failure to hedge effectively our exposure to fluctuations in foreign currency exchange rates and interest rates could adversely affect our financial condition and results of operations.

We utilize derivative instruments to hedge our exposure to fluctuations in foreign currency exchange rates and interest rates. Some of these instruments and contracts may involve elements of market and credit risk in excess of the amounts recognized in our financial statements. Global economic events, including trade disputes, economic sanctions and emerging market volatility, and associated uncertainty may cause currencies to fluctuate, which may contribute to variations in our sales of products and services in various jurisdictions. If we are not successful in monitoring our foreign exchange exposures and conducting an effective hedging program, our foreign currency hedging activities may not offset the impact of fluctuations in currency exchange rates on our future results of operations and financial position.

Adverse legislative or regulatory tax changes, the expiration of tax holidays or favorable tax rate structures, or unfavorable outcomes in tax audits and other tax compliance matters could result in an increase in our tax expense or our effective income tax rate.

Changes in tax laws (including any future U.S. Treasury notices or regulations related to the Tax Cuts and Jobs Act that was signed into law on December 22, 2017) could adversely affect our operations and profitability. In recent years, numerous legislative, judicial, and administrative changes have been made to tax laws applicable to us and similar companies. The Organisation for Economic Co-operation and Development (the “OECD”), an international association of 37 countries, including the United States, has issued guidelines that change long-standing tax principles. The OECD guidelines may introduce tax uncertainty as countries amend their tax laws to adopt certain parts of the guidelines. Additional changes to tax laws are likely to occur, and such changes may adversely affect our tax liability.

Portions of our operations are subject to a reduced tax rate or are free of tax under various tax holidays that expire in whole or in part from time to time. Many of these holidays may be extended when certain conditions are met, or may be terminated if certain conditions are not met. If the tax holidays are not extended, or if we fail to satisfy the conditions of the reduced tax rate, our effective tax rate would be affected. Our effective tax rate also could be impacted if our geographic sales mix changes. In addition, any actions by us to repatriate non-U.S. earnings for which we have not previously provided for U.S. taxes may affect the effective tax rate.

We are continually under audit in various tax jurisdictions. We may not be successful in resolving potential tax claims that arise from these audits. An unfavorable outcome in certain of these matters could result in a substantial increase in our tax expense. In addition, our provision for income taxes could be adversely affected by changes in the valuation of deferred tax assets.

Our profitability could suffer from any impairment of our portfolio investments.

We invest a significant portion of available funds in a portfolio consisting primarily of debt securities of various types and maturities pending the deployment of these funds in our business. Our earnings performance could suffer from any impairment of our investments. Our portfolio securities generally are classified as available-for-sale and are recorded in our financial statements at fair value. If any such investments experience declines in market price and it is determined that such declines are other than temporary, we may have to recognize in earnings the decline in the fair market value of such investments below their cost or carrying value.

Unfavorable results of legal proceedings could harm our business and result in substantial costs.

We are involved in various claims, suits, investigations, and legal proceedings that arise from time to time in the ordinary course of business, as well as those that arose in connection with the Class V transaction, including those described elsewhere in this report. Additional legal claims or regulatory matters affecting us and our subsidiaries may arise in the future and could involve stockholder, consumer, regulatory, compliance, intellectual property, antitrust, tax, and other issues on a global basis. Litigation is inherently unpredictable. Regardless of the merits of a claim, litigation may be both time-consuming and disruptive to our business. We could incur judgments or enter into settlements of claims that could adversely affect our operating results or cash flows in a particular period. In addition, our business, operating results, and financial condition could be adversely affected if any infringement or other intellectual property claim made against us by any third party is successful, or if we fail to develop non-infringing technology or license the proprietary rights on commercially reasonable terms and conditions.

Compliance requirements of current or future environmental and safety laws, or other laws, may increase costs, expose us to potential liability and otherwise harm our business.

Our operations are subject to environmental and safety regulations in all areas in which we conduct business. Product design and procurement operations must comply with new and future requirements relating to climate change laws and regulations, materials composition, sourcing, energy efficiency and collection, recycling, treatment, transportation, and disposal of electronics products, including restrictions on mercury, lead, cadmium, lithium metal, lithium ion, and other substances. If we fail to comply with applicable rules and regulations regarding the transportation, source, use, and sale of such regulated substances, we could be subject to liability. The costs and timing of costs under environmental and safety laws are difficult to predict, but could have an adverse impact on our business.

In addition, we and our subsidiaries are subject to various anti-corruption laws that prohibit improper payments or offers of payments to foreign governments and their officials for the purpose of obtaining or retaining business, and are also subject to export controls, customs, economic sanctions laws, and embargoes imposed by the U.S. government. Violations of the Foreign Corrupt Practices Act or other anti-corruption laws or export control, customs, or economic sanctions laws may result in severe criminal or civil sanctions and penalties, and we and our subsidiaries may be subject to other liabilities which could have a material adverse effect on our business, results of operations, and financial condition.

We are subject to provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act intended to improve transparency and accountability concerning the supply of minerals originating from the conflict zones of the Democratic Republic of the Congo or adjoining countries. We incur costs to comply with the disclosure requirements of this law and other costs relating to the sourcing and availability of minerals used in our products. Further, we may face reputational harm if our customers or other stakeholders conclude that we are unable to sufficiently verify the origins of the minerals used in our products.

Armed hostilities, terrorism, natural disasters, climate change, or public health issues could harm our business.

Armed hostilities, terrorism, natural disasters, climate change or public health issues, whether in the United States or in other countries, could cause damage or disruption to us or our suppliers and customers, or could create political or economic instability, any of which could harm our business. For example, tornadoes in Tennessee, wildfires in California, and typhoons in the Phillipines disrupted our operations in those areas in recent periods. Any such events in the future could cause a decrease in demand for our products, make it difficult or impossible to deliver products or for suppliers to deliver components, and create delays and inefficiencies in our supply chain.

The long-term effects of climate change on the technology industry and the global economy are unclear. Climate change could result in certain types of natural disasters occurring more frequently or with more intensity. Such events could affect our ability to provide services and solutions to our customers and could result in reductions in sales, earnings, or productivity resulting from such potential impacts as production delays or limitations, adverse effects on distributors, supply chain disruptions, and reduced access to facilities.

We are highly dependent on the services of Michael S. Dell, our Chief Executive Officer, and our success depends on the ability to attract, retain, and motivate key employees.

We are highly dependent on the services of Michael S. Dell, our founder, Chief Executive Officer, and largest stockholder. If we lose the services of Mr. Dell, we may not be able to locate a suitable or qualified replacement, and we may incur additional expenses to recruit a replacement, which could severely disrupt our business and growth. Further, we rely on key personnel, including other members of our executive leadership team, to support our business and increasingly complex product and services offerings. We may not be able to attract, retain, and motivate the key professional, technical, marketing, and staff resources needed.

Our level of indebtedness could adversely affect our financial condition.

While we continue to prioritize debt paydown as part of our overall capital allocation strategy, our level of indebtedness requires significant interest and other debt service payments. As of January 29, 2021, we and our subsidiaries had approximately $48.5 billion aggregate principal amount of indebtedness. As of the same date, we and our subsidiaries also had an additional $5.5 billion available for borrowing under our revolving credit facilities.

Our level of indebtedness could have important consequences, including the following:

•we must use a significant portion of our cash flow from operations to pay interest and principal on our senior credit facilities, our senior secured and senior unsecured notes, and our other indebtedness, which reduces funds available to us for other purposes such as working capital, capital expenditures, other general corporate purposes, and potential acquisitions;

•our ability to refinance such indebtedness or to obtain additional financing for working capital, capital expenditures, acquisitions, or other general corporate purposes may be impaired;

•we are exposed to fluctuations in interest rates because our senior credit facilities have variable rates of interest;

•our level of indebtedness may be greater than that of some of our competitors, which may put us at a competitive disadvantage and reduce our flexibility in responding to current and changing industry and financial market conditions; and

•we may be unable to comply with financial and other restrictive covenants in our senior credit facilities, our senior notes, and other indebtedness that limit our ability to incur additional debt, make investments and sell assets, which could result in an event of default that, if not cured or waived, would have an adverse effect on our business and prospects and could force it into bankruptcy or liquidation.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in our and our subsidiaries’ credit facilities and the indentures that govern the senior notes. If new indebtedness is added to the debt levels of us and our subsidiaries, the related risks that we now face could intensify. Our ability to access additional funding under existing revolving credit facilities will depend upon, among other factors, the absence of a default under any such facility, including any default arising from a failure to comply with the related covenants. If we are unable to comply with our covenants under our revolving credit facilities, our liquidity may be adversely affected.

From time to time, when we believe it is advantageous to do so, we may seek to reduce leverage by repaying or retiring certain of our indebtedness before the maturity dates of such indebtedness. We may be unable to generate operating cash flows and other cash necessary to achieve a level of debt reduction that will significantly enhance our credit quality and reduce the risks associated with our indebtedness.

As of January 29, 2021, approximately $11.3 billion of our debt was variable-rate indebtedness and a 100 basis point increase in interest rates would have resulted in an increase of approximately $93 million in annual interest expense on such indebtedness. Our ability to meet our expenses, to remain in compliance with our covenants under our debt instruments and to make future principal and interest payments in respect of our indebtedness depends on, among other factors, our operating performance, competitive developments, and financial market conditions, all of which are significantly affected by financial, business, economic, and other factors. We are not able to control many of these factors.

Our current outstanding variable-rate indebtedness uses the London Interbank Offered Rate (“LIBOR”) as a benchmark for establishing the interest rate. LIBOR is the subject of recent national, international, and other regulatory guidance and proposals for reform. As result of these reforms, LIBOR is expected to be phased out starting on January 1, 2022 for the one-week and two-month USD LIBOR settings and starting on July 1, 2023 for the remaining USD LIBOR settings. Alternatives to LIBOR may perform differently than in the past. We are in the process of amending relevant agreements based on LIBOR, but we cannot predict what alternative index will be negotiated with our counterparties. As a result, our interest expense could increase and our available cash flow for general corporate requirements may be adversely affected. In addition, uncertainty as to the nature of a potential discontinuance, modification, alternative reference rates or other reforms may materially adversely affect the trading market for securities linked to such benchmarks. We, however, cannot predict the timing of these developments or their impact on our indebtedness or financial condition.

Our financial performance is affected by the financial performance of VMware, Inc.

We consolidate the financial results of VMware, Inc., a publicly traded subsidiary, in our results of operations. Certain adjustments and eliminations are required to reconcile VMware, Inc.’s standalone financial results to the VMware reportable segment financial results consolidated in our results of operations. Such adjustments and eliminations primarily consist of intercompany sales and allocated expenses, as well as expenses that are excluded from the VMware reportable segment, such as amortization of intangible assets, stock-based compensation expense, severance, and integration and acquisition-related costs. For the fiscal year ended January 29, 2021, VMware reportable segment net revenue accounted for 13% of Dell Technologies’ total reportable segment net revenue, and VMware reportable segment operating income accounted for 33% of Dell Technologies’ total reportable segment operating income. As a result, our financial performance is affected by the financial performance of VMware, Inc. and by the risks and uncertainties that could materially adversely affect VMware, Inc.’s business, operating results, financial condition or prospects. See Note 19 of the Notes to the Consolidated Financial Statements included in this report for a reconciliation of reportable segment results to consolidated results.

Risks Relating to Ownership of Our Class C Common Stock
Our multi-class common stock structure with different voting rights may adversely affect the trading price of the Class C Common Stock.

Each share of our Class A Common Stock and each share of our Class B Common Stock has ten votes, while each share of our Class C Common Stock has one vote. Because of these disparate voting rights, Michael Dell and the Susan Lieberman Dell Separate Property Trust (the “MD stockholders”) and certain investment funds affiliated with Silver Lake Partners (the “SLP stockholders”) collectively held common stock representing approximately 94.8% of the total voting power of our outstanding common stock as of January 29, 2021. The limited ability of holders of the Class C Common Stock to influence matters requiring stockholder approval may adversely affect the market price of the Class C Common Stock.

In addition, in 2017, FTSE Russell and S&P Dow Jones changed their eligibility criteria to exclude new companies with multiple classes of shares of common stock from being added to certain stock indices. FTSE Russell instituted a requirement that new and, beginning in September 2022, existing constituents of its indices have greater than 5% of their voting rights in the hands of public stockholders, as calculated by FTSE Russell, whereas S&P Dow Jones announced that companies with multiple share classes, such as Dell Technologies, will not be eligible for inclusion in the S&P 500, S&P MidCap 400, and S&P SmallCap 600, which together make up the S&P Composite 1500. Other major stock indices might adopt similar requirements in the future. FTSE Russell’s determination may change at any time. Under the current criteria, at a minimum, our multi-class capital structure makes it ineligible for inclusion in the S&P Dow Jones indices, including those making up the S&P Composite 1500, and, as a result, mutual funds, exchange-traded funds, and other investment vehicles that track these indices will not invest in the Class C Common Stock. It is unclear what effect, if any, exclusion from any indices will have on the valuations of the affected publicly-traded companies. It is possible that such policies may depress the valuations of public companies excluded from such indices compared to valuations of companies that are included.

Future sales, or the perception of future sales, of a substantial amount of shares of the Class C Common Stock could depress the trading price of the Class C Common Stock.

Sales of a substantial number of shares of the Class C Common Stock in the public market, or the perception that these sales may occur, could adversely affect the market price of the Class C Common Stock, which could make it more difficult for investors to sell their shares of Class C Common Stock at a time and price that they consider appropriate. These sales, or the possibility that these sales may occur, also could impair our ability to sell equity securities in the future at a time and at a price we deem appropriate, and our ability to use Class C Common Stock as consideration for acquisitions of other businesses, investments, or other corporate purposes. As of January 29, 2021, we had a total of approximately 266 million shares of Class C Common Stock outstanding.

As of January 29, 2021, the 383,724,977 outstanding shares of Class A Common Stock held by the MD stockholders and the 101,685,217 outstanding shares of Class B Common Stock held by the SLP stockholders are convertible into shares of Class C

Common Stock at any time on a one-to-one basis. Although the MD stockholders and the SLP stockholders generally are subject to agreements that restrict their sale or other transfer of common stock until June 27, 2021, thereafter such shares, upon any conversion into shares of Class C Common Stock, will be eligible for resale in the public market pursuant to Rule 144 under the Securities Act of 1933 (the “Securities Act”), subject to volume, manner of sale, and other limitations under Rule 144.

In addition, as of January 29, 2021, we entered into a registration rights agreement with holders of 383,724,977 outstanding shares of Class A Common Stock (which are convertible into shares of Class C Common Stock), holders of all of the 101,685,217 outstanding shares of Class B Common Stock (which are convertible into shares of Class C Common Stock), and holders of 17,531,449 outstanding shares of Class C Common Stock, pursuant to which we granted such holders and their permitted transferees shelf, demand and/or piggyback registration rights with respect to such shares. Registration of those shares under the Securities Act would permit such holders to sell the shares into the public market.

Further, as of January 29, 2021, we had 38,176,604 shares of Class C Common Stock that may be issued upon the exercise, vesting, or settlement of outstanding stock options, restricted stock units, or deferred stock units under our stock incentive plans, all of which would have been, upon issuance, eligible for sale in the public market, subject where applicable to expiration or waiver of contractual transfer restrictions, and an additional 31,650,562 shares of Class C Common Stock that have been authorized and reserved for issuance pursuant to potential future awards under the stock incentive plans. We also may issue additional stock options in the future that may be exercised for additional shares of Class C Common Stock and additional restricted stock units or deferred stock units that may vest. We expect that all shares of Class C Common Stock issuable with respect to such awards will be registered under one or more registration statements on Form S-8 under the Securities Act and available for sale in the open market.

We do not presently intend to pay cash dividends on the Class C Common Stock.

We do not presently intend to pay cash dividends on the Class C Common Stock. Accordingly, investors may have to rely on sales of the Class C Common Stock after price appreciation, which may never occur, as the only way to realize any gains on their investment in the Class C Common Stock.

We are controlled by the MD stockholders, who, together with the SLP stockholders, collectively own a substantial majority of our common stock and are able to effectively control our actions, including approval of mergers and other significant corporate transactions.

By reason of their ownership of Class A Common Stock possessing a majority of the aggregate votes entitled to be cast by holders of all outstanding shares of our common stock voting together as a single class, the MD stockholders have the ability to approve any matter submitted to the vote of all of the outstanding shares of the common stock voting together as a single class.
Through their control, the MD stockholders are able to control our actions, including actions related to the election of our directors and directors of our subsidiaries (including VMware, Inc. and its subsidiaries), amendments to our organizational documents, and the approval of significant corporate transactions, including mergers and sales of substantially all of our assets that our stockholders may deem advantageous. For example, although our bylaws provide that the number of directors will be fixed by resolution of the board of directors, our stockholders may adopt, amend, or repeal the bylaws in accordance with the Delaware General Corporation Law. Through their control, the MD stockholders therefore may amend our bylaws to change the number of directors (within the limits of the certificate of incorporation), notwithstanding any determination by the board of directors regarding board size.

Further, as of January 29, 2021, the MD stockholders and the SLP stockholders collectively beneficially owned 65.2% of our outstanding common stock. This concentration of ownership together with the disparate voting rights of our common stock may delay or deter possible changes in control of Dell Technologies, which may reduce the value of an investment in the Class C Common Stock. So long as the MD stockholders and the SLP stockholders continue to own common stock representing a significant amount of the combined voting power of our outstanding common stock, even if such amount is, individually or in the aggregate, less than 50%, such stockholders will continue to be able to strongly influence our decisions.

In addition, the MD stockholders and the SLP stockholders, respectively, have the right to nominate a number of individuals for election as Group I Directors which is equal to the percentage of the total voting power for the regular election of directors beneficially owned by the MD stockholders or by the SLP stockholders multiplied by the number of directors then on the board of directors who are not members of the audit committee, rounded up to the nearest whole number. Further, so long as the MD stockholders or the SLP stockholders each beneficially own at least 5% of all outstanding shares of the common stock entitled to vote generally in the election of directors, each of the MD stockholders or the SLP stockholders, as applicable, are entitled to nominate at least one individual for election as a Group I Director.

The MD stockholders, the MSD Partners stockholders, and the SLP stockholders and their respective affiliates may have interests that conflict with the interests of other stockholders or those of Dell Technologies.

In the ordinary course of their business activities, the MD stockholders, certain investment funds affiliated with an investment firm formed by principals of the firm that manages the capital of Michael Dell and his family (the “MSD Partners stockholders”), and the SLP stockholders and their respective affiliates may engage in activities in which their interests conflict with our interests or those of other stockholders. Our certificate of incorporation provides that none of the MD stockholders, the MSD Partners stockholders, the SLP stockholders, nor any of their respective affiliates or any director or officer of the Company who is also a director, officer, employee, managing director, or other affiliate (other than Michael Dell) have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. The MD stockholders, the MSD Partners stockholders, and the SLP stockholders also may pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. In addition, such stockholders may have an interest in pursuing acquisitions, divestitures, and other transactions that, in their judgment, could enhance the value of their investment in Dell Technologies, even though such transactions might involve risks to other stockholders.

Because we are a “controlled company” within the meaning of NYSE rules and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements, holders of Class C Common Stock do not have the same protections afforded to stockholders of companies that are subject to such requirements.

We are a “controlled company” within the meaning of NYSE rules because the MD stockholders hold common stock representing more than 50% of the voting power in the election of directors. As a controlled company, we may elect not to comply with certain corporate governance requirements under NYSE rules, including the requirements that we have a board composed of a majority of “independent directors,” as defined under NYSE rules, and that we have a compensation committee and a nominating/corporate governance committee each composed entirely of independent directors. Although we currently maintain a board composed of a majority of independent directors, we currently utilize the exemptions relating to committee composition and expect to continue to utilize those exemptions. As a result, none of the committees of the board of directors, other than the audit committee, consists entirely of independent directors. Further, we may decide in the future to change our board membership so that the board is not composed of a majority of independent directors. Accordingly, holders of Class C Common Stock do not have the same protections afforded to stockholders of companies that are subject to all of the NYSE’s corporate governance requirements.

Our certificate of incorporation designates a state court of the State of Delaware or the federal district court for the District of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit the ability of the holders of Class C Common Stock to obtain a favorable judicial forum for disputes with us or with our directors, officers, or controlling stockholders.

Under our certificate of incorporation, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum will be, to the fullest extent permitted by law, a state court located within the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware) for:

•any derivative action or proceeding brought on our behalf;

•any action asserting a claim of breach of a fiduciary duty owed by any director or officer or stockholder of Dell Technologies to us or our stockholders;

•any action asserting a claim against Dell Technologies or any director or officer or stockholder of Dell Technologies arising pursuant to any provision of the Delaware General Corporation Law or of our certificate of incorporation or bylaws; or

•any action asserting a claim against us or any director or officer or stockholder of Dell Technologies governed by our internal affairs doctrine.

These provisions of our certificate of incorporation could limit the ability of the holders of the Class C Common Stock to obtain a favorable judicial forum for disputes with us or with our directors, officers, or controlling stockholders, which may discourage such lawsuits against us and our directors, officers, and stockholders. Alternatively, if a court were to find these provisions of our organizational documents inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition, and results of operations.

The choice of forum provision is intended to apply to the fullest extent permitted by law to the above-specified types of actions and proceedings, including, to the extent permitted by the federal securities laws, to lawsuits asserting both the above-specified claims and claims under the federal securities laws. Application of the choice of forum provision may be limited in some instances by applicable law. Section 27 of the Securities Exchange Act of 1934 (the “Exchange Act”) creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the choice of forum provision will not apply to actions arising under the Exchange Act or the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder, subject to a limited exception for certain “covered class actions.” There is uncertainty, particularly in light of current litigation, as to whether a court would enforce the choice of forum provision with respect to claims under the Securities Act. Our stockholders will not be deemed, by operation of the choice of forum provision, to have waived claims arising under the federal securities laws and the rules and regulations thereunder.

ITEM 1B — UNRESOLVED STAFF COMMENTS

None.

ITEM 2 — PROPERTIES

Our principal executive offices and global headquarters are located at One Dell Way, Round Rock, Texas.

As of January 29, 2021, as shown in the following table, we owned or leased 30.7 million square feet of office, manufacturing, and warehouse space worldwide:

	Owned	Leased
	(in millions)
U.S. facilities	9.9	4.8
International facilities	4.5	11.5
Total (a)	14.4	16.3
____________________
(a)    Includes 2.9 million square feet of subleased or vacant space.

As of January 29, 2021, our facilities consisted of business centers, which include facilities that contain operations for sales, technical support, administrative, and support functions; manufacturing operations; and research and development centers. For additional information about our facilities, including the location of certain facilities, see “Item 1 — Business — Manufacturing and Materials.”

Because of the interrelation of the products and services offered in each of our segments, we generally do not designate our properties to any segment. With limited exceptions, each property is used at least in part by all of our segments, and we retain the flexibility to make future use of each of the properties available to each of the segments. Of our properties as of January 29, 2021, approximately 6.2 million square feet of space that house executive and administrative offices, research and development, sales and marketing functions, and data centers were used solely by our VMware segment.

We believe that our existing properties are suitable and adequate for our current needs, and we will continue to assess our facilities requirements, considering the increased number of employees who are adopting flexible work arrangements under our Connected Workplace programs. This evolution may result in an overall reduction in square footage of our facilities over the next three fiscal years.

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

There is no public market for our Class A Common Stock or Class B Common Stock. No shares of our Class D Common Stock were outstanding as of January 29, 2021.

Holders

As of March 23, 2021, there were 4,425 holders of record of our Class C Common Stock, eight holders of record of our Class A Common Stock, and six holders of record of our Class B Common Stock. The number of record holders does not include individuals or entities that beneficially own shares of any class of our common stock, but whose shares are held of record by a broker, bank, or other nominee.

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

Sales of Unregistered Securities

During the fourth quarter of Fiscal 2021, we issued to employees a total of 12,658 shares of the Class C Common Stock for an aggregate purchase price of approximately $194 thousand pursuant to exercises of stock options granted under the Dell Inc. Amended and Restated 2002 Long-Term Incentive Plan. The foregoing transactions were effected without registration in reliance on the exemption from registration under the Securities Act of 1933 afforded by Rule 701 thereunder as transactions pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule.

Stock Performance Graph

Class C Common Stock

The following graph compares the cumulative total return on the Company’s Class C Common Stock for the period from December 28, 2018, the date on which the Class C Common Stock began trading on the NYSE, through January 29, 2021, with the total return over the same period on the S&P 500 Index and the S&P 500 Systems Software Index. The graph assumes that $100 was invested on December 28, 2018 in the Class C Common Stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. The comparisons in the graph are based on historical data.

$250
$200
$150
$100
$50
$0
12/28/2018
2/1/2019
1/31/2020
1/29/2021
Class C Common Stock
S&P 500
S&P 500 Systems Software Index

	December 28, 2018	February 1, 2019	January 31, 2020	January 29, 2021
Class C Common Stock	$100.00	$109.29	$107.35	$160.44
S&P 500	$100.00	$109.06	$132.57	$155.44
S&P 500 Systems Software Index	$100.00	$104.13	$164.89	$226.05

Class V Common Stock

The following graph compares the cumulative total return on the Company’s Class V Common Stock for the period from September 7, 2016 through December 27, 2018, the last date on which the Class V Common Stock traded on the NYSE, with the total return over the same period on the S&P 500 Index and the S&P 500 Systems Software Index. The graph assumes that $100 was invested on September 7, 2016 in the Class V Common Stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. The comparisons in the graph are based on historical data.

$200
$150
$100
$50
$0
9/7/2016
2/3/2017
2/2/2018
12/27/2018
Class V Common Stock
S&P 500
S&P 500 Systems Software Index

	September 7, 2016	February 3, 2017	February 2, 2018	December 27, 2018
Class V Common Stock	$100.00	$134.06	$147.71	$166.67
S&P 500	$100.00	$105.94	$129.92	$119.92
S&P 500 Systems Software Index	$100.00	$108.32	$153.56	$166.55

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

ITEM 6 — SELECTED FINANCIAL DATA

Data responsive to Item 6 have not been presented in accordance with the Company’s early compliance with amendments to Item 301 of Regulation S-K that became effective on February 10, 2021.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes included in this Annual Report on Form 10-K. This section of this Form 10-K generally discusses Fiscal 2021 and Fiscal 2020 items and year-to-year comparisons between Fiscal 2021 and Fiscal 2020. Discussions of Fiscal 2019 items and year-to-year comparisons between Fiscal 2020 and Fiscal 2019 that are not included in this Form 10-K can be found in “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2020, as filed with the SEC on March 27, 2020, which is available free of charge on the SEC’s website at www.sec.gov and on our Investor Relations website at investors.delltechnologies.com.

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

Our fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. We refer to our fiscal years ended January 29, 2021, January 31, 2020, and February 1, 2019 as “Fiscal 2021,” “Fiscal 2020,” and “Fiscal 2019,” respectively. All fiscal years presented included 52 weeks.

INTRODUCTION

Dell Technologies helps organizations and individuals build their digital future and transform how they work, live and play. We provide customers with the industry’s broadest and most innovative technology and services portfolio for the data era, spanning both traditional infrastructure and emerging multi-cloud technologies. We continue to seamlessly deliver differentiated and holistic IT solutions to our customers, which has driven significant revenue growth and share gains.

Dell Technologies’ integrated solutions help customers modernize their IT infrastructure, manage and operate in a multi-cloud world, address workforce transformation, and provide critical solutions that keep people and organizations connected, which has proven even more important in this current time of disruption caused by the coronavirus pandemic. We are helping customers accelerate their digital transformations to improve and strengthen business and workforce productivity. With our extensive portfolio and our commitment to innovation, we offer secure, integrated solutions that extend from the edge to the core to the cloud, and we are at the forefront of the software-defined and cloud native infrastructure era. As further evidence of our commitment to innovation, in Fiscal 2021 we announced our plan to evolve and expand our IT as-a-Service and cloud offerings through Apex. Apex will provide our customers with greater flexibility to scale IT to meet their evolving business needs and budgets.

Dell Technologies’ end-to-end portfolio is supported by a world-class organization with unmatched size and scale. We operate globally in 180 countries across key functional areas, including technology and product development, marketing, sales, financial services, and global services. Our go-to-market engine includes a 39,000-person sales force and a global network of over 200,000 channel partners. Dell Financial Services and its affiliates (“DFS”) offer customer payment flexibility and enables synergies across the business. DFS funded $9 billion of originations in Fiscal 2021 and maintains a $10 billion global portfolio of high-quality financing receivables. We employ 34,000 full-time service and support professionals and maintain more than 2,400 vendor-managed service centers. We manage a world-class supply chain that drives long-term growth and operating efficiencies, with approximately $70 billion in annual procurement expenditures and over 750 parts distribution centers. Together, these elements provide a critical foundation for our success.

Products and Services

We design, develop, manufacture, market, sell, and support a wide range of comprehensive and integrated solutions, products, and services. We are organized into the following business units, which are our reportable segments: Infrastructure Solutions Group; Client Solutions Group; and VMware.

•Infrastructure Solutions Group (“ISG”) — ISG enables the digital transformation of our customers through our trusted multi-cloud and big data solutions, which are built upon a modern data center infrastructure. ISG works with customers in the area of hybrid cloud deployment with the goal of simplifying, streamlining, and automating cloud operations. ISG solutions are built for multi-cloud environments and are optimized to run cloud native workloads in both public and private clouds, as well as traditional on-premise workloads.

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

•Client Solutions Group (“CSG”) — CSG includes branded hardware (such as desktops, workstations, and notebooks) and branded peripherals (such as displays and projectors), as well as third-party software and peripherals. Our computing devices are designed with our commercial and consumer customers’ needs in mind, and we seek to optimize performance, reliability, manageability, design, and security. In addition to our traditional hardware business, we have a portfolio of thin client offerings that we believe will allow us to benefit from the growth trends in cloud computing. For our customers that are seeking to simplify client lifecycle management, Dell PC as a Service offering combines hardware, software, lifecycle services, and financing into one all-encompassing solution that provides predictable pricing per seat per month. CSG also offers attached software, peripherals, and services, including support and deployment, configuration, and extended warranty services.

Approximately half of CSG revenue is generated by sales to customers in the Americas, with the remaining portion derived from sales to customers in EMEA and APJ.

•VMware — The VMware reportable segment (“VMware”) reflects the operations of VMware, Inc. (NYSE: VMW) within Dell Technologies. VMware works with customers in the areas of hybrid and multi-cloud, modern applications, networking, security, and digital workspaces, helping customers manage their IT resources across private clouds and complex multi-cloud, multi-device environments. VMware’s portfolio supports and addresses the key IT priorities of customers: accelerating their cloud journey, migrating and modernizing their applications, empowering digital workspaces, transforming networking, and embracing intrinsic security. VMware enables its customers to digitally transform their operations as they ready their applications, infrastructure, and employees for constantly evolving business needs.

During the third quarter of Fiscal 2020, VMware, Inc. completed its acquisition of Carbon Black, Inc. (“Carbon Black”), a developer of cloud-native endpoint protection.

On December 30, 2019, VMware, Inc. completed its acquisition of Pivotal, Inc. (“Pivotal”). Before the transaction, Pivotal was a majority-owned subsidiary of Dell Technologies through EMC and VMware, Inc. Pivotal provides a leading cloud-native platform that makes software development and IT operations a strategic advantage for customers. Pivotal’s cloud-native platform, Pivotal Cloud Foundry, accelerates and streamlines software development by reducing the complexity of building, deploying and operating new cloud-native applications, and modernizing legacy applications. With the acquisition, which aligns key software assets, VMware, Inc. builds on a comprehensive development platform with Kubernetes.

Dell Technologies now reports Pivotal results within the VMware reportable segment, and the historical segment results were recast to reflect this change. Pivotal results were previously reported within Other businesses. See Note 19 of the Notes to the Consolidated Financial Statements included in this report for the recast of segment results.

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

On February 18, 2020, we announced our entry into a definitive agreement with a consortium of investors to sell RSA Security, which provides cybersecurity solutions. On September 1, 2020, the parties closed the transaction. At the completion of the sale, we received total cash consideration of approximately $2.082 billion, resulting in a pre-tax gain on sale of $338 million. The Company ultimately recorded a $21 million loss net of taxes. The transaction was intended to further simplify our product portfolio and corporate structure. Prior to the divestiture, RSA Security’s operating results were included within Other businesses. See Note 1 of the Notes to the Consolidated Financial Statements included in this report for more information about this transaction.

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

Dell Financial Services

DFS supports our businesses by offering and arranging various financing options and services for our customers primarily in North America, Europe, Australia, and New Zealand. DFS originates, collects, and services customer receivables primarily related to the purchase or use of our product, software, and services solutions. We also arrange financing for some of our customers in various countries where DFS does not currently operate as a captive. DFS further strengthens our customer relationships through its flexible consumption models, which enable us to offer our customers the option to pay over time and, in certain cases, based on utilization, provide them with financial flexibility to meet their changing technological requirements. The results of these operations are allocated to our segments based on the underlying product or service financed. For additional information about our financing arrangements, see Note 4 of the Notes to the Consolidated Financial Statements included in this report.

Strategic Investments and Acquisitions

As part of our strategy, we will continue to evaluate opportunities for strategic investments through our venture capital investment arm, Dell Technologies Capital, with a focus on emerging technology areas that are relevant to all segments of our business and that will complement our existing portfolio of solutions. Our investment areas include storage, software-defined networking, management and orchestration, security, machine learning and artificial intelligence, Big Data and analytics, cloud, Internet of Things (“IoT”), and software development operations. In addition to these investments, we also may make disciplined acquisitions targeting businesses that advance our strategic objectives. As of January 29, 2021 and January 31, 2020, Dell Technologies held strategic investments of $1.4 billion and $0.9 billion, respectively.

Business Trends and Challenges

COVID-19 Pandemic and Response — In March 2020, the World Health Organization (“WHO”) declared the outbreak of the COVID-19 a pandemic. This declaration was followed by significant governmental measures implemented in the United States and globally, including travel bans and restrictions, shelter-in-place orders, limitations and closures of non-essential businesses, and social distancing requirements in efforts to slow down and control the spread of the virus.

The health of our employees, customers, business partners, and communities remains our primary focus. During Fiscal 2021, we took numerous actions in response to COVID-19, including a swift implementation of our business continuity plans. Our crisis management team is actively engaged to respond to changes in our environment quickly and effectively, and to ensure that our ongoing response activities are aligned with recommendations of the WHO and the U.S. Centers for Disease Control and Prevention, and with governmental regulations. We are adjusting restrictions previously implemented as new information becomes available, governmental regulations are updated, and vaccines become more widely distributed. Most of our employees were previously equipped with remote work capabilities over the past several years, which enabled us to quickly establish a work-from-home posture for the majority of our employees. Further, we implemented pandemic-specific protocols for our essential employees whose jobs require them to be on-site or with customers. We are deploying return-to-site processes in certain regions based on ongoing assessments of local conditions by our management team. We will continue to monitor regional conditions and utilize remote work practices to ensure the health and safety of our employees, customers, and business partners.

During Fiscal 2021, we worked closely with our customers and business partners to support them as they expanded their own remote work solutions and contingency plans and to help them access our products and services remotely. Our agility, our breadth, and our scale will continue to benefit us in serving our customers and business partners during this period of accelerated digital transformation and uncertainty relating to the effects of COVID-19. Notable actions we have taken to date include the following:

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

•The strength, scale, and resiliency of our global supply chain have afforded us flexibility to manage through this challenging period. We adapted to events unfolding real-time by applying predictive analytics to model a variety of outcomes to respond quickly to the changing environment.  We optimized our global supply chain footprint to maximize factory uptime, for both Dell Technologies and our suppliers, by working through various local governmental regulations and mandates. During this period, we established robust safety measures to protect the health and safety of our essential team members.

•We continue to drive innovation and excellence in engineering with a largely remote workforce. Engineers and product teams delivered several critical solutions during Fiscal 2021, including cloud updates and key client product refreshes, as well as the May 2020 launch of the PowerStore midrange storage solution.

During Fiscal 2021, we took precautionary measures to increase our cash position and preserve financial flexibility. We also took a series of prudent steps to manage expenses and preserve liquidity that included, among others, global hiring limitations, reductions in consulting and contractor costs and facilities-related costs, global travel restrictions, and temporary suspension of the Dell 401(k) match program for U.S. employees.

In the fourth quarter of Fiscal 2021, we began to reinstate selected employee-related compensation benefits, which we expect will put pressure on operating income in Fiscal 2022. Effective January 1, 2021, we resumed the Dell 401(k) match program for U.S. employees. We will continue to invest in long-term projects, while focusing on operating expense controls in certain areas of the business. All of these actions are aligned with our strategy, which remains unchanged, of focusing on gaining market share, integrating and innovating across the Dell Technologies portfolio, and strengthening our capital structure.

We saw unique demand dynamics during Fiscal 2021. In CSG, strong demand was driven by the imperative for remote work and remote learning solutions, as business, government, and education customers sought to maintain productivity in the midst of COVID-19. In ISG, the demand environment weakened as enterprise customers shifted their investments towards remote work and business continuity solutions. For additional information about impacts of COVID-19 on our operations, see “Results of Operations—Consolidated Results” and “—Business Unit Results.”

Although we continue to experience some uncertainty in the global markets as a result of the ongoing COVID-19 pandemic, we see opportunities to create value and grow in Fiscal 2022 in the midst of resilient demand for our IT solutions driven by a technology-enabled world. We will continue to actively monitor global events and pursue prudent decisions to navigate in this uncertain and ever-changing environment.

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

We are seeing an accelerated rate of change in the IT industry. We seek to address our customers’ evolving needs and their broader digital transformation objectives as they embrace the hybrid multi-cloud environment of today. Currently for many customers, a top digital priority is to build stable and resilient remote operational capabilities. We are seeing demand for simpler, more agile IT across multiple clouds. The pandemic has accelerated the introduction and adoption of new technologies to ensure productivity and collaboration from anywhere. In light of this rapid pace of innovation, we continue to invest in research and development, sales, and other key areas of our business to deliver superior products and solutions capabilities and to drive long-term sustainable growth.

ISG — We expect that ISG will continue to be impacted by the changing nature of the IT infrastructure market and competitive environment. The overall server demand environment was down for Fiscal 2021 and continues to exhibit variability across international regions. However, we expect ISG will benefit from forecasted improvements to the macroeconomic environment as we move through Fiscal 2022. We will continue to be selective in determining whether to pursue certain large hyperscale and other server transactions as we drive for balanced growth and profitability. With our scale and strong solutions portfolio, we believe we are well-positioned to respond to ongoing competitive dynamics. We continue to focus on customer base expansion and lifetime value of customer relationships.

Cloud-native applications are expected to continue as a primary growth driver in the infrastructure market. We believe the complementary cloud solutions across our business position us to meet these demands for our customers. The unprecedented data growth throughout all industries is generating continued demand for our storage solutions and services. We benefit by offering solutions that address the emerging trends of enterprises deploying software-defined storage, hyper-converged infrastructure, and modular solutions based on server-centric architectures. These trends are changing the way customers are consuming our traditional storage offerings. We continue to expand our offerings in external storage arrays, which incorporate flexible, cloud-based functionality. Through our research and development efforts, we are developing new solutions in this rapidly changing industry that we believe will enable us to continue to provide superior solutions to our customers.

CSG — Our CSG offerings are an important element of our strategy, generating strong cash flow and opportunities for cross-selling of complementary solutions. During Fiscal 2021, CSG demand was strong in certain product lines, particularly for notebooks and gaming systems, while demand for commercial desktops decreased. These demand dynamics were driven by the imperative for remote work and remote learning solutions, as business, government, and education customers sought to maintain productivity in the midst of COVID-19. We continue to deploy Dell PC as-a-Service offerings for customers who are seeking simplified solutions and lifecycle management with predictable pricing through DFS. We expect that the CSG demand environment will continue to be cyclical.

We anticipate continued strong CSG demand in Fiscal 2022, particularly in the first half of the fiscal year, in line with industry demand forecasts, although the cost environment will continue to fluctuate depending on supplier capacity and demand for certain components. We remain committed to our long-term strategy for CSG and will continue to innovate across the portfolio, while benefiting from consolidation trends that are occurring in the markets in which we compete. Competitive dynamics will continue to be a factor in our CSG business as we seek to balance profitability and growth.

Recurring Revenue and Consumption Models — Our customers are interested in new and innovative models that address how they consume our solutions. We offer options that include as-a-service, utility, leases, and immediate pay models, all designed to match customers’ consumption and financing preferences. Our multiyear agreements typically result in recurring revenue streams over the term of the arrangement. During Fiscal 2021, we announced our intention to continue to evolve and expand our IT as-a-Service and cloud offerings through Apex. We expect that our flexible consumption models and as-a-service offerings will further strengthen our customer relationships and provide a foundation for growth in recurring revenue.

Supply Chain — During Fiscal 2020, we recognized benefits to our CSG and ISG operating results from significant component cost declines. During Fiscal 2021, component costs continued to decline in the aggregate, but at a lower rate than in Fiscal 2020. We expect the deflationary trends in the overall component cost environment to taper off and then shift to inflationary during the first half of Fiscal 2022. Component cost trends are dependent on the strength or weakness of actual end user demand and supply dynamics, which will continue to evolve and ultimately impact the translation of the cost environment to pricing and operating results.

Dell Technologies maintains limited-source supplier relationships for certain components, because the relationships are advantageous in the areas of performance, quality, support, delivery, capacity, and price considerations. In recent periods, we have been impacted by component supply constraints in certain product offerings, some of which resulted from COVID-19 driven demand patterns. Delays in the supply of limited-source components, including as a result of COVID-19, are affecting the timing of shipments of certain products in desired quantities or configurations. Additionally, we have experienced increased freight costs for expedited shipments of components and rate increases in the freight network as air capacity remains constrained. We expect elevated freight costs to continue to put pressure on operating results through the first half of Fiscal 2022.

Macroeconomic Risks and Uncertainties — The impacts of trade protection measures, including increases in tariffs and trade barriers, and changes in government policies and international trade arrangements may affect our ability to conduct business in some non-U.S. markets. We monitor and seek to mitigate these risks with adjustments to our manufacturing, supply chain, and distribution networks.

We manage our business on a U.S. dollar basis. However, we have a large global presence, generating approximately half of our net revenue from sales to customers outside of the United States during Fiscal 2021, Fiscal 2020, and Fiscal 2019. As a result, our revenue can be impacted by fluctuations in foreign currency exchange rates. We utilize a comprehensive hedging strategy intended to mitigate the impact of foreign currency volatility over time, and we adjust pricing when possible to further minimize foreign currency impacts.

Key Performance Metrics

Our key performance metrics are net revenue, operating income, adjusted EBITDA, and cash flows from operations, which are discussed elsewhere in this management’s discussion and analysis.

Class V Transaction

On December 28, 2018, we completed a transaction (“Class V transaction”) in which we paid $14.0 billion in cash and issued 149,387,617 shares of our Class C Common Stock to holders of our Class V Common Stock in exchange for all outstanding shares of Class V Common Stock. The non-cash consideration portion of the Class V transaction totaled $6.9 billion. As a result of the Class V transaction, the tracking stock feature of Dell Technologies’ capital structure was terminated. The Class C Common Stock is traded on the New York Stock Exchange. See Note 1 of the Notes to the Consolidated Financial Statements included in this report for more information about the Class V transaction.

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

•Transaction-related Expenses — Transaction-related expenses typically consist of acquisition, integration, and divestiture related costs, as well as the costs incurred in the Class V transaction, and are expensed as incurred. These expenses primarily represent costs for legal, banking, consulting, and advisory services.  From time to time, this category also may include transaction-related gains on divestitures of businesses or asset sales. During Fiscal 2021, we recognized a gain of $120 million on the sale of certain intellectual property assets and a pre-tax gain of $338 million on the sale of RSA Security. During Fiscal 2020, transaction expenses included various acquisition costs that primarily consisted of costs of VMware, Inc.’s acquisitions of Carbon Black and Pivotal. During Fiscal 2019, we incurred expenses of approximately $316 million for the completion of the Class V transaction, approximately $116 million for customer evaluation units, and approximately $100 million for manufacturing and engineering inventory. We exclude these items for purposes of calculating the non-GAAP financial measures presented below to facilitate a more meaningful evaluation of our current operating performance and comparisons to our past operating performance.

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

•Other Corporate Expenses — Other corporate expenses consist of impairment charges, severance, facility action, and other costs. Virtustream non-cash pre-tax asset impairment charges of $619 million and $190 million were recognized in Fiscal 2020 and Fiscal 2019, respectively. This category also includes the derecognition of a $237 million previously accrued litigation loss as a result of a jury verdict in January 2020 against VMware, Inc. in a patent litigation matter. In December 2020, the United States District Court of the District of Delaware set aside the jury verdict and ordered a new trial. See Note 10 of the Notes to the Consolidated Financial Statements included in this report for more information about this patent litigation matter. Severance costs are primarily related to severance and benefits for employees terminated pursuant to cost savings initiatives. We continue to integrate owned and leased facilities and may incur additional costs as we seek opportunities for operational efficiencies. Other corporate expenses vary from period to period and are significantly impacted by the timing and nature of these events. Therefore, although we may incur these types of expenses in the future, we believe that eliminating these charges for purposes of calculating the non-GAAP financial measures presented below facilitates a more meaningful evaluation of our current operating performance and comparisons to our past operating performance.

•Fair Value Adjustments on Equity Investments — Fair value adjustments on equity investments primarily consists of the gain (loss) on strategic investments, which includes the recurring fair value adjustments of investments in publicly-traded companies, as well as those in privately-held companies, which are adjusted for observable price changes, and to a lesser extent, any potential impairments. During Fiscal 2021, this category included an unrealized net gain of $396 million related to one of our strategic investments. See Note 3 of the Notes to the Consolidated Financial Statements included in this report for additional information on our strategic investment activity. Given the volatility in the ongoing adjustments to the valuation of these strategic investments, we believe that excluding these gains and losses for purposes of calculating non-GAAP net income presented below facilitates a more meaningful evaluation of our current operating performance and comparisons to our past operating performance.

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

The following table presents a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP measure for the periods indicated:

	Fiscal Year Ended
	January 29, 2021	% Change	January 31, 2020	% Change	February 1, 2019
	(in millions, except percentages)
Product net revenue	$69,911	—%	$69,918	(1)%	$70,707
Non-GAAP adjustments:
Impact of purchase accounting	8		19		61
Non-GAAP product net revenue	$69,919	—%	$69,937	(1)%	$70,768

Services net revenue	$24,313	9%	$22,236	12%	$19,914
Non-GAAP adjustments:
Impact of purchase accounting	157		328		642
Non-GAAP services net revenue	$24,470	8%	$22,564	10%	$20,556

Net revenue	$94,224	2%	$92,154	2%	$90,621
Non-GAAP adjustments:
Impact of purchase accounting	165		347		703
Non-GAAP net revenue	$94,389	2%	$92,501	1%	$91,324

Product gross margin	$14,564	(5)%	$15,393	20%	$12,818
Non-GAAP adjustments:
Amortization of intangibles	1,503		2,081		2,883
Impact of purchase accounting	14		28		78
Transaction-related (income) expenses	—		(5)		210
Stock-based compensation expense	24		10		27
Other corporate expenses	17		16		5
Non-GAAP product gross margin	$16,122	(8)%	$17,523	9%	$16,021

Services gross margin	$14,853	10%	$13,540	11%	$12,235
Non-GAAP adjustments:
Amortization of intangibles	(1)		—		—
Impact of purchase accounting	157		325		642
Transaction-related expenses	—		—		3
Stock-based compensation expense	170		119		64
Other corporate expenses	45		56		57
Non-GAAP services gross margin	$15,224	8%	$14,040	8%	$13,001

	Fiscal Year Ended
	January 29, 2021	% Change	January 31, 2020	% Change	February 1, 2019
	(in millions, except percentages)
Gross margin	$29,417	2%	$28,933	15%	$25,053
Non-GAAP adjustments:
Amortization of intangibles	1,502		2,081		2,883
Impact of purchase accounting	171		353		720
Transaction-related (income) expenses	—		(5)		213
Stock-based compensation expense	194		129		91
Other corporate expenses	62		72		62
Non-GAAP gross margin	$31,346	(1)%	$31,563	9%	$29,022

Operating expenses	$24,273	(8)%	$26,311	4%	$25,244
Non-GAAP adjustments:
Amortization of intangibles	(1,891)		(2,327)		(3,255)
Impact of purchase accounting	(42)		(58)		(100)
Transaction-related expenses	(257)		(290)		(537)
Stock-based compensation expense	(1,415)		(1,133)		(827)
Other corporate expenses	(120)		(1,088)		(357)
Non-GAAP operating expenses	$20,548	(4)%	$21,415	6%	$20,168

Operating income	$5,144	96%	$2,622	NM	$(191)
Non-GAAP adjustments:
Amortization of intangibles	3,393		4,408		6,138
Impact of purchase accounting	213		411		820
Transaction-related expenses	257		285		750
Stock-based compensation expense	1,609		1,262		918
Other corporate expenses	182		1,160		419
Non-GAAP operating income	$10,798	6%	$10,148	15%	$8,854

Net income (loss)	$3,505	(37)%	$5,529	354%	$(2,181)
Non-GAAP adjustments:
Amortization of intangibles	3,393		4,408		6,138
Impact of purchase accounting	213		411		820
Transaction-related (income) expenses	(201)		285		824
Stock-based compensation expense	1,609		1,262		918
Other corporate expenses	74		1,160		419
Fair value adjustments on equity investments	(582)		(194)		(342)
Aggregate adjustment for income taxes	(1,248)		(6,772)		(1,369)
Non-GAAP net income	$6,763	11%	$6,089	16%	$5,227
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

The following table presents a reconciliation of EBITDA and adjusted EBITDA to net income (loss) for the periods indicated:

	Fiscal Year Ended
	January 29, 2021	% Change	January 31, 2020	% Change	February 1, 2019
	(in millions, except percentages)
Net income (loss)	$3,505	(37)%	$5,529	354%	$(2,181)
Adjustments:
Interest and other, net (a)	1,474		2,626		2,170
Income tax expense (benefit) (b)	165		(5,533)		(180)
Depreciation and amortization	5,390		6,143		7,746
EBITDA	$10,534	20%	$8,765	16%	$7,555

EBITDA	$10,534	20%	$8,765	16%	$7,555
Adjustments:
Stock-based compensation expense	1,609		1,262		918
Impact of purchase accounting (c)	165		347		704
Transaction-related expenses (d)	257		285		722
Other corporate expenses (e)	182		1,128		397
Adjusted EBITDA	$12,747	8%	$11,787	14%	$10,296
____________________
(a)See “Results of Operations — Interest and Other, Net” for more information on the components of interest and other, net.
(b)See Note 11 of the Notes to the Consolidated Financial Statements included in this report for additional information on discrete tax items.
(c)This amount includes the non-cash purchase accounting adjustments related to the EMC merger transaction and the going-private transaction.
(d)Transaction-related expenses consist of acquisition, integration, and divestiture related costs, as well as the costs incurred in the Class V transaction.
(e)Other corporate expenses includes impairment charges, severance, facility action, and other costs.

RESULTS OF OPERATIONS

Consolidated Results

The following table summarizes our consolidated results for the periods indicated. Unless otherwise indicated, all changes identified for the current period results represent comparisons to results for the prior corresponding fiscal period.

	Fiscal Year Ended
	January 29, 2021			January 31, 2020			February 1, 2019
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue
	(in millions, except percentages)
Net revenue:
Products	$69,911	74.2%	—%	$69,918	75.9%	(1)%	$70,707	78.0%
Services	24,313	25.8%	9%	22,236	24.1%	12%	19,914	22.0%
Total net revenue	$94,224	100.0%	2%	$92,154	100.0%	2%	$90,621	100.0%
Gross margin:
Products (a)	$14,564	20.8%	(5)%	$15,393	22.0%	20%	$12,818	18.1%
Services (b)	14,853	61.1%	10%	13,540	60.9%	11%	12,235	61.4%
Total gross margin	$29,417	31.2%	2%	$28,933	31.4%	15%	$25,053	27.6%
Operating expenses	$24,273	25.7%	(8)%	$26,311	28.6%	4%	$25,244	27.8%
Operating income (loss)	$5,144	5.5%	96%	$2,622	2.8%	NM	$(191)	(0.2)%
Net income (loss)	$3,505	3.7%	(37)%	$5,529	6.0%	354%	$(2,181)	(2.4)%
Net income (loss) attributable to Dell Technologies Inc.	$3,250	3.4%	(30)%	$4,616	5.0%	300%	$(2,310)	(2.5)%

Non-GAAP Information
	Fiscal Year Ended
	January 29, 2021			January 31, 2020			February 1, 2019
	Dollars	% of Non-GAAP Net Revenue	% Change	Dollars	% of Non-GAAP Net Revenue	% Change	Dollars	% of Non-GAAP Net Revenue
	(in millions, except percentages)
Non-GAAP net revenue:
Products	$69,919	74.1%	—%	$69,937	75.6%	(1)%	$70,768	77.5%
Services	24,470	25.9%	8%	22,564	24.4%	10%	20,556	22.5%
Total non-GAAP net revenue	$94,389	100.0%	2%	$92,501	100.0%	1%	$91,324	100.0%
Non-GAAP gross margin:
Products (a)	$16,122	23.1%	(8)%	$17,523	25.1%	9%	$16,021	22.6%
Services (b)	15,224	62.2%	8%	14,040	62.2%	8%	13,001	63.2%
Total non-GAAP gross margin	$31,346	33.2%	(1)%	$31,563	34.1%	9%	$29,022	31.8%
Non-GAAP operating expenses	$20,548	21.8%	(4)%	$21,415	23.2%	6%	$20,168	22.1%
Non-GAAP operating income	$10,798	11.4%	6%	$10,148	11.0%	15%	$8,854	9.7%
Non-GAAP net income	$6,763	7.2%	11%	$6,089	6.6%	16%	$5,227	5.7%
EBITDA	$10,534	11.2%	20%	$8,765	9.5%	16%	$7,555	8.3%
Adjusted EBITDA	$12,747	13.5%	8%	$11,787	12.7%	14%	$10,296	11.3%
____________________
(a)Product gross margin percentages represent product gross margin as a percentage of product net revenue, and non-GAAP product gross margin percentages represent non-GAAP product gross margin as a percentage of non-GAAP product net revenue.
(b)Services gross margin percentages represent services gross margin as a percentage of services net revenue, and non-GAAP services gross margin percentages represent non-GAAP services gross margin as a percentage of non-GAAP services net revenue.
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

Overview

During Fiscal 2021, our net revenue and non-GAAP net revenue both increased 2% as we benefited from the strength of our broad technology solutions portfolio, which helped us navigate market volatility and competitive pressures, particularly due to the COVID-19 environment. The increases in net revenue and non-GAAP net revenue were attributable to increases in net revenue in CSG and VMware, which were partially offset by declines in ISG net revenue. The increase in CSG net revenue was primarily driven by growth in consumer solutions and continued strong demand for commercial notebooks, partially offset by lower demand for commercial desktops. VMware net revenue increased due to growth in sales of subscriptions and software-as-a-service offerings and software maintenance. ISG net revenue decreased primarily due to a weaker demand environment as customers continued to direct their investments towards remote work and business continuity solutions. Although we continue to experience some uncertainty as a result of the ongoing COVID-19 pandemic, we see opportunities to create value and grow in Fiscal 2022 in the midst of resilient demand for our IT solutions driven by a technology-enabled world. We have demonstrated our ability to adjust as needed to changing market conditions with complementary solutions across all segments of our business, an agile workforce, and the strength of our global supply chain. As we continue to innovate and modernize our core offerings, we believe Dell Technologies is well-positioned for long-term profitable growth.

During Fiscal 2021, our operating income increased 96% to $5.1 billion, primarily due to increases in net revenue and operating income for CSG and VMware. Operating income during Fiscal 2021 also benefited from lower selling, general, and administrative expenses as we realized the benefit of cost reduction initiatives. We also realized a decrease in amortization of intangible assets and other corporate expenses, most notably resulting from the absence of Virtustream impairment charges of $619 million recognized in Fiscal 2020 and the derecognition of a VMware, Inc. patent litigation accrual in Fiscal 2021 of $237 million, which was initially recognized in Fiscal 2020. These benefits were partially offset by a decrease in operating income for ISG.

Amortization of intangible assets, stock-based compensation expense, and other corporate expenses that impacted operating income totaled $5.2 billion and $6.8 billion for Fiscal 2021 and Fiscal 2020, respectively. Excluding these adjustments, and the impact of purchase accounting and transaction-related expenses, our non-GAAP operating income increased 6% to $10.8 billion during Fiscal 2021. The increase in non-GAAP operating income for Fiscal 2021 was due to increases in net revenue and operating income for CSG and VMware, which were partially offset by a decrease in operating income for ISG.

Cash provided by operating activities was $11.4 billion and $9.3 billion during Fiscal 2021 and Fiscal 2020, respectively. Our record cash flow from operations in Fiscal 2021 was due to strong profitability, revenue growth, and working capital dynamics. COVID-19 impacts to working capital normalized by the end of Fiscal 2021. See “Market Conditions, Liquidity, Capital Commitments, and Contractual Cash Obligations” for further information on our cash flow metrics.

Net Revenue

During Fiscal 2021, our net revenue and non-GAAP net revenue both increased 2%. The increases in net revenue and non-GAAP net revenue were primarily attributable to increases in net revenue for CSG and VMware, which were partially offset by declines in ISG net revenue. See “Business Unit Results” for further information.

•Product Net Revenue — Product net revenue includes revenue from the sale of hardware products and software licenses. During Fiscal 2021, both product net revenue and non-GAAP product net revenue remained flat, primarily due to a decrease in product net revenue for ISG, which was offset by an increase in product net revenue for CSG.

•Services Net Revenue — Services net revenue includes revenue from our services offerings and support services related to hardware products and software licenses. During Fiscal 2021, services net revenue and non-GAAP services net revenue increased 9% and 8%, respectively. These increases were primarily attributable to increases in services net revenue for CSG third-party software and maintenance and VMware software, in particular, increases in subscription-based licenses. A substantial portion of services net revenue is derived from offerings that have been deferred over a period of time, and, as a result, reported services net revenue growth rates will be different than reported product net revenue growth rates.

From a geographical perspective, net revenue generated by sales to customers in the Americas and EMEA both increased during Fiscal 2021 due to strong CSG performance. These increases were partially offset by declines in net revenue generated by sales to customers in APJ as a result of a weaker demand environment.

Gross Margin

During Fiscal 2021, our gross margin increased 2% to $29.4 billion, as the favorable impact of a gross margin increase for VMware and a decrease in amortization of intangible assets were partially offset by gross margin decreases for ISG and other businesses. The decline in gross margin of other businesses was driven by the divestiture of RSA Security on September 1, 2020.

During Fiscal 2021, our gross margin percentage decreased 20 basis points to 31.2%, as a result of a shift in product mix due to strong CSG sales, as well as decreases in gross margin percentages for ISG and CSG. The decline was partially offset by a decrease in amortization of intangible assets.

Our gross margin for Fiscal 2021 and Fiscal 2020 included the impact of amortization of intangibles and purchase accounting adjustments of $1.7 billion and $2.4 billion, respectively. Excluding these costs, and transaction-related expenses, stock-based compensation expense, and other corporate expenses, non-GAAP gross margin for Fiscal 2021 decreased 1% to $31.3 billion. The decrease in our non-GAAP gross margin due to gross margin decreases for ISG and other businesses was partially offset by a gross margin increase for VMware. The decline in gross margin of other businesses was driven by the divestiture of RSA Security.

Non-GAAP gross margin percentage decreased 90 basis points to 33.2%. The decrease in our non-GAAP gross margin percentage was attributable to a shift in product mix due to strong CSG sales, as well as decreases in gross margin percentages for ISG and CSG.

•Products — During Fiscal 2021, product gross margin decreased 5% to $14.6 billion and non-GAAP product gross margin decreased 8% to $16.1 billion. The decreases in product gross margin and non-GAAP product gross margin were primarily driven by a shift in product mix due to strong CSG sales, as well as a decrease in ISG product net revenue. These unfavorable impacts to product net revenue were partially offset by a decrease in amortization of intangibles.

During Fiscal 2021, product gross margin percentage decreased 120 basis points to 20.8% and non-GAAP product gross margin percentage decreased 200 basis points to 23.1%. The decreases in product gross margin percentage and non-GAAP product gross margin percentage were attributable to a shift in product mix due to strong CSG sales, as well as decreases in product gross margin percentages for ISG and CSG.

•Services — During Fiscal 2021, services gross margin increased 10% to $14.9 billion primarily due to growth in VMware software maintenance. Services gross margin also benefited from growth in CSG third-party software and maintenance, in particular, from an increase in subscription-based licenses, as well as from a decrease in purchase accounting adjustments. Excluding purchase accounting adjustments, transaction-related expenses, stock-based compensation expense, and other corporate expenses, non-GAAP services gross margin increased 8% to $15.2 billion as a result of the same CSG and VMware growth drivers discussed above.

Services gross margin percentage increased 20 basis points to 61.1% primarily due to the favorable impact of a decrease in purchase accounting and an increase in VMware services gross margin percentage. These favorable impacts were partially offset by a decrease in CSG services gross margin percentage due to a product mix shift within CSG to entry-level commercial notebooks. Non-GAAP services gross margin percentage remained flat at 62.2% primarily due to an increase in VMware services gross margin percentage, offset by a decrease in CSG services gross margin percentage.

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

The terms and conditions of our vendor rebate programs are largely based on product volumes and are generally negotiated either at the beginning of the annual or quarterly period, depending on the program. The timing and amount of vendor rebates and other discounts we receive under the programs may vary from period to period, reflecting changes in the competitive environment. We monitor our component costs and seek to address the effects of any changes to terms that might arise under our vendor rebate programs. Our gross margins for Fiscal 2021, Fiscal 2020, and Fiscal 2019 were not materially affected by any changes to the terms of our vendor rebate programs, as the amounts we received under these programs were generally stable relative to our total net cost. We are not aware of any significant changes to vendor pricing or rebate programs that may impact our results in the near term.

Operating Expenses

The following table presents information regarding our operating expenses for the periods indicated:

	Fiscal Year Ended
	January 29, 2021			January 31, 2020			February 1, 2019
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue
	(in millions, except percentages)
Operating expenses:
Selling, general, and administrative	$18,998	20.1%	(11)%	$21,319	23.2%	3%	$20,640	22.7%
Research and development	5,275	5.6%	6%	4,992	5.4%	8%	4,604	5.1%
Total operating expenses	$24,273	25.7%	(8)%	$26,311	28.6%	4%	$25,244	27.8%

	Fiscal Year Ended
	January 29, 2021			January 31, 2020			February 1, 2019
	Dollars	% of Non-GAAP Net Revenue	% Change	Dollars	% of Non-GAAP Net Revenue	% Change	Dollars	% of Non-GAAP Net Revenue
	(in millions, except percentages)
Non-GAAP operating expenses	$20,548	21.8%	(4)%	$21,415	23.2%	6%	$20,168	22.1%

During Fiscal 2021, total operating expenses decreased 8% primarily due to a decrease in selling, general, and administrative expenses, partially offset by an increase in research and development expenses. Our operating expenses include the impact of purchase accounting, amortization of intangible assets, transaction-related expenses, stock-based compensation expense, and other corporate expenses. In aggregate, these items totaled $3.7 billion and $4.9 billion in Fiscal 2021 and Fiscal 2020, respectively. Excluding these costs, total non-GAAP operating expenses decreased 4% for Fiscal 2021.

•Selling, General, and Administrative — Selling, general, and administrative (“SG&A”) expenses decreased 11% during Fiscal 2021. The decrease in SG&A expenses was partly attributable to measures taken as a result of the COVID-19 pandemic, which included global hiring limitations, reductions in consulting and contractor costs and facilities-related costs, global travel restrictions, and suspension of the Dell 401(k) match program for U.S. employees, as well as a decrease in amortization of intangible assets. Additionally during Fiscal 2021, SG&A expenses benefited from the absence of Virtustream pre-tax impairment charges of $619 million recognized in Fiscal 2020 and from the derecognition of a VMware, Inc. patent litigation accrual in Fiscal 2021 of $237 million, which was initially recognized in Fiscal 2020.

Effective January 1, 2021, the Dell 401(k) match program for U.S. employees was reinstated. We expect that operating expenses will increase in Fiscal 2022 as we reinstate selected employee-related compensation benefits. We continue to invest in long-term projects, while focusing on operating expense controls in certain areas of the business.

•Research and Development — Research and development (“R&D”) expenses are primarily composed of personnel-related expenses related to product development. R&D expenses as a percentage of net revenue for Fiscal 2021 and Fiscal 2020 were approximately 5.6% and 5.4%, respectively.  R&D expenses as a percentage of net revenue increased during Fiscal 2021 primarily due to an increase in compensation-related expense, including stock-based compensation expense, driven by VMware. As our industry continues to change and as the needs of our customers evolve, we intend to support R&D initiatives to innovate and introduce new and enhanced solutions into the market.

We continue to make selective investments designed to enable growth, marketing, and R&D, while balancing our efforts to drive cost efficiencies in the business. We also expect to continue to make investments in support of our own digital transformation to modernize and streamline our IT operations.

Operating Income

During Fiscal 2021, our operating income increased 96% to $5.1 billion, primarily due to increases in net revenue and operating income for CSG and VMware. Operating income during Fiscal 2021 also benefited from lower selling, general, and administrative expenses as we realized the benefit of cost reduction initiatives. We also realized a decrease in amortization of intangible assets and other corporate expenses, most notably resulting from the absence of Virtustream impairment charges of $619 million recognized in Fiscal 2020 and the derecognition of a VMware, Inc. patent litigation accrual in Fiscal 2021 of $237 million, which was initially recognized in Fiscal 2020. These benefits were partially offset by a decrease in operating income for ISG.

In the fourth quarter of Fiscal 2021, we began to reinstate selected employee-related compensation benefits, which we expect will put pressure on operating income in Fiscal 2022. We will continue to invest in long-term projects, while focusing on operating expense controls in certain areas of the business.

Amortization of intangible assets, stock-based compensation expense, and other corporate expenses that impacted operating income totaled $5.2 billion and $6.8 billion for Fiscal 2021 and Fiscal 2020, respectively. Excluding these adjustments, and the impact of purchase accounting and transaction-related expenses, our non-GAAP operating income increased 6% to $10.8 billion during Fiscal 2021. The increase in non-GAAP operating income for Fiscal 2021 was due to increases in net revenue and operating income for CSG and VMware, which were partially offset by a decrease in operating income for ISG.

Interest and Other, Net

The following table presents information regarding interest and other, net for the periods indicated:

	Fiscal Year Ended
	January 29, 2021	January 31, 2020	February 1, 2019
	(in millions)
Interest and other, net:
Investment income, primarily interest	$54	$160	$313
Gain on strategic investments, net	582	194	342
Interest expense	(2,389)	(2,675)	(2,488)
Foreign exchange	(127)	(162)	(206)
Other	406	(143)	(131)
Total interest and other, net	$(1,474)	$(2,626)	$(2,170)

During Fiscal 2021, the change in interest and other, net was favorable by $1,152 million, primarily due to a $396 million net gain on the fair value adjustment of one of our strategic investments and a pre-tax gain of $338 million on the sale of RSA Security reflected in Other in the table above. Interest and other, net also benefited from a decrease in interest expense due to debt paydowns over the periods and a gain of $120 million recognized from the sale of certain intellectual property assets.

Income and Other Taxes

The following table presents information regarding our income and other taxes for the periods indicated:

	Fiscal Year Ended
	January 29, 2021	January 31, 2020	February 1, 2019
	(in millions, except percentages)
Income (loss) before income taxes	$3,670	$(4)	$(2,361)
Income tax expense (benefit)	$165	$(5,533)	$(180)
Effective income tax rate	4.5%	138325.0%	7.6%

For Fiscal 2021 and Fiscal 2020, our effective income tax rates were 4.5% on pre-tax income of $3,670 million and 138325.0% on pre-tax losses of $4 million, respectively. The change in our effective income tax rate was primarily driven by discrete tax items and a change in our jurisdictional mix of income.

For Fiscal 2021, our effective income tax rate includes discrete tax benefits of $746 million related to an audit settlement, $159 million related to stock-based compensation, and $59 million from an intra-entity asset transfer of certain of Pivotal’s intellectual property to an Irish subsidiary that was completed by VMware, Inc. Our effective income tax rate also includes discrete tax expense of $359 million related to the divestiture of RSA Security during Fiscal 2021. For Fiscal 2020, our effective income tax rate includes discrete tax benefits of $4.9 billion related to similar intra-entity asset transfers. The tax benefit for each intra-entity asset transfer was recorded as a deferred tax asset in the period of transaction and represents the book and tax basis difference on the transferred assets measured based on the applicable Irish statutory tax rate. We expect to be able to realize the deferred tax assets resulting from these intra-entity asset transfers. Our effective income tax rate for Fiscal 2020 also includes discrete tax benefits of $351 million related to stock-based compensation, $305 million related to an audit settlement, and $95 million related to Virtustream impairment charges.

Our effective income tax rate can fluctuate depending on the geographic distribution of our worldwide earnings, as our foreign earnings are generally taxed at lower rates than in the United States. The differences between our effective income tax rate and the U.S. federal statutory rate of 21% principally result from the geographical distribution of income, differences between the book and tax treatment of certain items and the discrete tax items described above. In certain jurisdictions, our tax rate is significantly less than the applicable statutory rate as a result of tax holidays. The majority of our foreign income that is subject to these tax holidays and lower tax rates is attributable to Singapore, China, and Malaysia. A significant portion of these income tax benefits relates to a tax holiday that will be effective until January 31, 2029.  Our other tax holidays will expire in whole or in part during Fiscal 2022 through Fiscal 2030. Many of these tax holidays and reduced tax rates may be extended when certain conditions are met or may be terminated early if certain conditions are not met. As of January 29, 2021, we were not aware of any matters of noncompliance related to these tax holidays.

For further discussion regarding tax matters, including the status of income tax audits, see Note 11 of the Notes to the Consolidated Financial Statements included in this report.

Net Income

During Fiscal 2021, net income decreased 37% to $3.5 billion. The decrease in net income during Fiscal 2021 was primarily due to lower discrete tax benefits, which was partially offset by an increase in operating income.

Net income for Fiscal 2021 and Fiscal 2020 included amortization of intangible assets, the impact of purchase accounting, transaction-related expenses, stock-based compensation expense, other corporate expenses, fair value adjustments on equity investments, and discrete tax items. Excluding these costs and the related tax impacts, non-GAAP net income increased 11% to $6.8 billion during Fiscal 2021. The increase in non-GAAP net income during Fiscal 2021 was primarily attributable to an increase in non-GAAP operating income.

Non-controlling Interests

During Fiscal 2021, net income attributable to non-controlling interests was $255 million, and consisted of net income or loss attributable to our non-controlling interests in VMware, Inc. and Secureworks. During Fiscal 2020, net income attributable to non-controlling interests was $913 million, and consisted of net income or loss attributable to our non-controlling interests in VMware, Inc., Pivotal, and Secureworks. Pivotal was acquired by VMware, Inc. on December 30, 2019 and, as a result, we no longer have a separate non-controlling interest in Pivotal. The decrease in net income attributable to non-controlling interests in Fiscal 2021 was driven by lower discrete tax benefits for VMware, Inc. For more information about our non-controlling interests, see Note 13 of the Notes to the Consolidated Financial Statements included in this report.

Net Income Attributable to Dell Technologies Inc.

Net income attributable to Dell Technologies Inc. represents net income and an adjustment for non-controlling interests. Net income attributable to Dell Technologies Inc. was $3.3 billion in Fiscal 2021, compared to $4.6 billion in Fiscal 2020. The decrease in net income attributable to Dell Technologies Inc. during Fiscal 2021 was primarily attributable to a decrease in net income for the period.

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

Infrastructure Solutions Group

The following table presents net revenue and operating income attributable to ISG for the periods indicated:

	Fiscal Year Ended
	January 29, 2021	% Change	January 31, 2020	% Change	February 1, 2019
	(in millions, except percentages)
Net revenue:
Servers and networking	$16,497	(4)%	$17,127	(14)%	$19,953
Storage	16,091	(4)%	16,842	—%	16,767
Total ISG net revenue	$32,588	(4)%	$33,969	(7)%	$36,720

Operating income:
ISG operating income	$3,776	(6)%	$4,001	(4)%	$4,151
% of segment net revenue	11.6%		11.8%		11.3%

Net Revenue — During Fiscal 2021, ISG net revenue decreased 4% due to decreases in sales of servers and networking and storage. ISG net revenue decreased primarily due to a weaker demand environment, as customers shifted their investments toward remote work and business continuity solutions.

Revenue from the sales of servers and networking decreased 4% during Fiscal 2021, primarily driven by a decline in demand of our PowerEdge servers due to the broader macroeconomic environment, including the effects of COVID-19.

Storage revenue decreased 4% during Fiscal 2021 primarily due to declines in demand for our core storage solutions offerings, partially offset by increased demand for converged and hyper-converged infrastructure solutions. We continue to make enhancements to our storage solutions offerings and expect that these offerings, including our new PowerStore storage array released in May 2020, will drive long-term improvements in the business.

ISG customers are interested in new and innovative models that address how they consume our solutions. We offer options that include as-a-service, utility, leases, and immediate pay models, all designed to match customers’ consumption and financing preferences. Our multiyear agreements typically result in recurring revenue streams over the term of the arrangement. We expect our flexible consumption models and as-a-service offerings will further strengthen our customer relationships and provide a foundation for growth in recurring revenue.

From a geographical perspective, net revenue attributable to ISG decreased in all regions during Fiscal 2021, driven by a weaker demand environment as a result of pervasive global COVID-19 disruptions.

Operating Income — During Fiscal 2021, ISG operating income as a percentage of net revenue decreased 20 basis points to 11.6%. The decline in ISG operating income percentage during Fiscal 2021 was driven by a decrease in ISG gross margin percentage from higher server configuration costs, increased freight costs, and lower benefits from component cost deflation. During Fiscal 2021, ISG component costs remained deflationary in the aggregate, but to a lesser degree relative to Fiscal 2020. The decline in ISG gross margin percentage in Fiscal 2021 was partially offset by a decrease in ISG operating expenses as a percentage of net revenue, as we realized the benefit of cost reduction initiatives.

Client Solutions Group

The following table presents net revenue and operating income attributable to CSG for the periods indicated:

	Fiscal Year Ended
	January 29, 2021	% Change	January 31, 2020	% Change	February 1, 2019
	(in millions, except percentages)
Net revenue:
Commercial	$35,396	3%	$34,277	11%	$30,893
Consumer	12,959	12%	11,561	(6)%	12,303
Total CSG net revenue	$48,355	5%	$45,838	6%	$43,196

Operating income:
CSG operating income	$3,352	7%	$3,138	60%	$1,960
% of segment net revenue	6.9%		6.8%		4.5%

Net Revenue — During Fiscal 2021, CSG net revenue increased 5% primarily due to an increase in commercial and consumer notebook sales, partially offset by a decrease in commercial desktop sales. Much of this demand was driven by the imperative for remote work and remote learning solutions, as business, government, and education customers sought to maintain productivity in the midst of COVID-19.

Commercial revenue increased 3% during Fiscal 2021 due to an increase in commercial notebooks sales, and particularly for entry-level commercial notebooks driven by customers in education and state and local government. The increases were partially offset by lower sales of commercial desktops.

Consumer revenue increased 12% during Fiscal 2021 due to increases in average selling prices across all consumer product offerings, coupled with continued strong demand for consumer notebooks and high-end and gaming systems.

From a geographical perspective, net revenue attributable to CSG increased in the Americas and EMEA during Fiscal 2021. These increases were partially offset by a decline in net revenue attributable to CSG in APJ during the period.

Operating Income — During Fiscal 2021, CSG operating income as a percentage of net revenue increased 10 basis points to 6.9%. This increase was primarily attributable to a decrease in CSG operating expenses as a percentage of revenue, as we realized the benefit of cost reduction initiatives. This benefit was mostly offset by a decrease in CSG gross margin percentage driven by a shift in product mix to entry-level commercial notebooks and lower component cost deflation relative to pricing.

VMware

The following table presents net revenue and operating income attributable to VMware for the periods indicated. During Fiscal 2020, the Company reclassified Pivotal operating results from other businesses to the VMware reportable segment. Prior period results were recast to conform with the current period presentation.

	Fiscal Year Ended
	January 29, 2021	% Change	January 31, 2020	% Change	February 1, 2019
	(in millions, except percentages)
Net revenue:
VMware net revenue	$11,873	9%	$10,905	12%	$9,741

Operating income:
VMware operating income	$3,571	16%	$3,081	5%	$2,926
% of segment net revenue	30.1%		28.3%		30.0%

Net Revenue — VMware net revenue, inclusive of Pivotal, primarily consists of revenue from the sale of software licenses under perpetual licenses and subscription and software-as-a-service (“SaaS”) offerings, as well as related software maintenance services, support, training, consulting services, and hosted services. VMware net revenue during Fiscal 2021 increased 9% primarily due to growth in sales of subscriptions and SaaS offerings, as well as an increase in sales of software maintenance services. Growth in sales of subscriptions and SaaS offerings was primarily driven by increased demand for hybrid cloud offerings and digital workspaces. Software maintenance revenue benefited from maintenance contracts sold in previous periods.

From a geographical perspective, approximately half of VMware net revenue during Fiscal 2021 was generated by sales to customers in the United States. VMware net revenue for Fiscal 2021 increased in both the United States and internationally.

Operating Income — During Fiscal 2021, VMware operating income as a percentage of net revenue increased 180 basis points to 30.1%. The increase was primarily driven by a decrease in VMware selling, general, and administrative expenses as a percentage of net revenue, as we benefited from decreased travel-related costs resulting from travel restrictions imposed in response to the COVID-19 pandemic. While the COVID-19 pandemic has not had a significant adverse financial impact on VMware operations to date, there continues to be significant uncertainty regarding the economic effects of the COVID-19 pandemic and the extent to which it may have a negative impact on VMware’s sales and results of operations in Fiscal 2022.

OTHER BALANCE SHEET ITEMS

Accounts Receivable

We sell products and services directly to customers and through a variety sales channels, including retail distribution. Our accounts receivable, net, was $12.8 billion and $12.5 billion as of January 29, 2021 and January 31, 2020, respectively. We maintain an allowance for expected credit losses to cover receivables that may be deemed uncollectible. The allowance for expected credit losses is an estimate based on an analysis of historical loss experience, current receivables aging, and management’s assessment of current conditions and reasonable and supportable expectation of future conditions, as well as specific identifiable customer accounts that are deemed at risk. Our analysis includes assumptions regarding the impact of COVID-19 and continued market volatility, which is highly uncertain and subject to significant judgment. Given this uncertainty, our allowance for expected credit losses in future periods may vary from our current estimates. As of January 29, 2021 and January 31, 2020, the allowance for expected credit losses was $104 million and $94 million, respectively. Allowance for expected credit losses of trade receivables as of January 29, 2021 includes the impact of adoption of the new current expected credit losses (“CECL”) standard, which was adopted as of February 1, 2020 using the modified retrospective method. Based on our assessment, we believe that we are adequately reserved for expected credit losses. We will continue to monitor the aging of our accounts receivable and take actions, where necessary, to reduce our exposure to credit losses.

Dell Financial Services and Financing Receivables

DFS supports Dell Technologies by offering and arranging various financing options and services for our customers globally, including through captive financing operations in North America, Europe, Australia, and New Zealand. DFS originates, collects, and services customer receivables primarily related to the purchase of our product, software, and service solutions. DFS further strengthens our customer relationships through its flexible consumption models, which enable us to offer our customers the option to pay over time and, in certain cases, based on utilization, to provide them with financial flexibility to meet their changing technological requirements. New financing originations were $8.9 billion, $8.5 billion, and $7.3 billion for Fiscal 2021, Fiscal 2020, and Fiscal 2019, respectively.

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

As of January 29, 2021 and January 31, 2020, our financing receivables, net were $10.5 billion and $9.7 billion, respectively. We maintain an allowance to cover expected financing receivable credit losses and evaluate credit loss expectations based on our total portfolio. Allowance for expected credit losses of financing receivables as of January 29, 2021 includes the impact of adoption of the CECL standard referred to above. Our analysis includes assumptions regarding the impact of COVID-19 and continued market volatility, which is highly uncertain and subject to significant judgment. Given this uncertainty, our allowance for expected credit losses in future periods may vary from our current estimates. For Fiscal 2021, Fiscal 2020, and Fiscal 2019, the principal charge-off rate for our financing receivables portfolio was 0.7%, 1.0%, and 1.2%, respectively. The credit quality of our financing receivables has improved in recent years as the mix of high-quality commercial accounts in our portfolio has continued to increase. We continue to monitor broader economic indicators and their potential impact on future loss performance. We have an extensive process to manage our exposure to customer credit risk, including active management of credit lines and our collection activities. We also sell selected fixed-term financing receivables without recourse to unrelated third parties on a periodic basis, primarily to manage certain concentrations of customer credit exposure.  Based on our assessment of the customer financing receivables, we believe that we are adequately reserved.

We retain a residual interest in equipment leased under our lease programs. As of January 29, 2021 and January 31, 2020, the residual interest recorded as part of financing receivables was $424 million and $582 million, respectively. The amount of the residual interest is established at the inception of the lease based upon estimates of the value of the equipment at the end of the lease term using historical studies, industry data, and future value-at-risk demand valuation methods. On a quarterly basis, we assess the carrying amount of our recorded residual values for impairment. Generally, residual value risk on equipment under lease is not considered to be significant, because of the existence of a secondary market with respect to the equipment. The lease agreement also clearly defines applicable return conditions and remedies for non-compliance, to ensure that the leased equipment will be in good operating condition upon return. Model changes and updates, as well as market strength and product acceptance, are monitored and adjustments are made to residual values in accordance with the significance of any such changes. To mitigate our exposure, we work closely with customers and dealers to manage the sale of returned assets. No material impairment losses were recorded related to residual assets during Fiscal 2021 and Fiscal 2020.

As of January 29, 2021 and January 31, 2020, equipment under operating leases, net was $1.3 billion and $0.8 billion, respectively. Based on triggering events, we assess the carrying amount of the equipment under operating leases recorded for impairment. No material impairment losses were recorded related to such equipment during Fiscal 2021 and Fiscal 2020.

DFS offerings are initially funded through cash on hand at the time of origination, most of which is subsequently replaced with third-party financing. For DFS offerings which qualify as sales-type leases, the initial funding of financing receivables is reflected as an impact to cash flows from operations, and is largely subsequently offset by cash proceeds from financing. For DFS operating leases, which have increased under the current lease accounting standard, the initial funding is classified as a capital expenditure and reflected as an impact to cash flows used in investing activities.

See Note 4 of the Notes to the Consolidated Financial Statements included in this report for additional information about our financing receivables and the associated allowances, and equipment under operating leases.

Off-Balance Sheet Arrangements

As of January 29, 2021, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition or results of operations.

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

Liquidity and Capital Resources

To support our ongoing business operations, we rely on operating cash flows as our primary source of liquidity. We monitor the efficiency of our balance sheet to ensure that we have adequate liquidity to support our business and strategic initiatives. In addition to internally generated cash, we have access to other capital sources to finance our strategic initiatives and fund growth in our financing operations. Our strategy is to deploy capital from any potential source, whether internally generated cash or debt, depending on the adequacy and availability of that source of capital and whether it can be accessed in a cost-effective manner.

The following table presents our cash and cash equivalents as well as our available borrowings as of the dates indicated:

	January 29, 2021	January 31, 2020
	(in millions)
Cash and cash equivalents, and available borrowings:
Cash and cash equivalents (a)	$14,201	$9,302
Remaining available borrowings under revolving credit facilities (b)	5,467	5,972
Total cash, cash equivalents, and available borrowings	$19,668	$15,274
____________________
(a)    Of the $14.2 billion of cash and cash equivalents as of January 29, 2021, $4.7 billion was held by VMware, Inc.
(b)    Of the $5.5 billion of remaining available borrowings under revolving credit facilities, $1.0 billion was attributable to the VMware Revolving Credit Facility.

Our revolving credit facilities as of January 29, 2021 include the Revolving Credit Facility. The Revolving Credit Facility has a maximum capacity of $4.5 billion, and available borrowings under this facility are reduced by draws on the facility and outstanding letters of credit. As of January 29, 2021, there were no borrowings outstanding under the facility and remaining available borrowings totaled approximately $4.5 billion. We may regularly use our available borrowings from our Revolving Credit Facility on a short-term basis for general corporate purposes.

The VMware Revolving Credit Facility has a maximum capacity of $1.0 billion. As of January 29, 2021, $1.0 billion was available under the VMware Revolving Credit Facility. None of the net proceeds of borrowings under the VMware Revolving Credit Facility will be made available to support the operations or satisfy any corporate purposes of Dell Technologies, other than the operations and corporate purposes of VMware, Inc. and VMware, Inc.’s subsidiaries.

See Note 6 of the Notes to the Consolidated Financial Statements included in this report for additional information about each of the foregoing revolving credit facilities.

We believe that our current cash and cash equivalents, together with cash that will be provided by future operations and borrowings expected to be available under our revolving credit facilities, will be sufficient over at least the next twelve months and for the foreseeable future thereafter to fund our operations, debt service requirements and maturities, capital expenditures, share repurchases, and other corporate needs.

Debt

The following table presents our outstanding debt as of the dates indicated:

	January 29, 2021	Increase (Decrease)	January 31, 2020
	(in millions)
Core debt
Senior Secured Credit Facilities and First Lien Notes	$24,777	$(4,887)	$29,664
Unsecured Notes and Debentures	1,352	—	1,352
Senior Notes	2,700	—	2,700
EMC Notes	1,000	(600)	1,600
DFS allocated debt	(666)	829	(1,495)
Total core debt	29,163	(4,658)	33,821
DFS related debt
DFS debt	9,666	1,901	7,765
DFS allocated debt	666	(829)	1,495
Total DFS related debt	10,332	1,072	9,260
Margin Loan Facility and other	4,235	151	4,084
Debt of public subsidiary
VMware Notes	4,750	750	4,000
VMware Term Loan Facility	—	(1,500)	1,500
Total public subsidiary debt	4,750	(750)	5,500
Total debt, principal amount	48,480	(4,185)	52,665
Carrying value adjustments	(496)	113	(609)
Total debt, carrying value	$47,984	$(4,072)	$52,056

During Fiscal 2021, the outstanding principal amount of our debt decreased by $4.2 billion to $48.5 billion as of January 29, 2021, primarily driven by net repayments of core debt and VMware, Inc. debt, partially offset by a net increase in DFS debt.

We define core debt as the total principal amount of our debt, less DFS related debt, our Margin Loan Facility and other debt, and public subsidiary debt. Our core debt was $29.2 billion and $33.8 billion as of January 29, 2021 and January 31, 2020, respectively. The decrease in our core debt during Fiscal 2021 was driven by principal repayments. Proceeds of $2.082 billion from the sale of RSA Security in Fiscal 2021 were used to pay down core debt. See Note 6 of the Notes to the Consolidated Financial Statements included in this report for more information about our debt.

We will continue to prioritize debt paydown as part of our overall capital allocation strategy, including $1.5 billion of scheduled maturities due in Fiscal 2022. Subsequent to January 29, 2021, we repaid $400 million principal amount of our 4.625% Unsecured Notes due April 2021 and $600 million principal amount of our 5.875% Senior Notes due June 2021.

During Fiscal 2021, we issued an additional $1.9 billion, net, in DFS debt to support the expansion of its financing receivables portfolio. DFS related debt primarily represents debt from our securitization and structured financing programs. The majority of DFS debt represents borrowings under securitization programs and structured financing programs, for which our risk of loss is limited to transferred lease and loan payments and associated equipment, and under which the credit holders have no recourse to Dell Technologies.

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

As of January 29, 2021 and January 31, 2020, margin loan and other debt primarily consisted of the $4.0 billion Margin Loan Facility.

Public subsidiary debt represents VMware, Inc. indebtedness. The decrease in debt of public subsidiary during Fiscal 2021 was driven by principal repayments by VMware, Inc. VMware, Inc. and its respective subsidiaries are unrestricted subsidiaries for purposes of the core debt of Dell Technologies.  Neither Dell Technologies nor any of its subsidiaries, other than VMware, Inc., is obligated to make payment on the VMware Notes.  None of the net proceeds of the VMware Notes are made available to support the operations or satisfy any corporate purposes of Dell Technologies, other than the operations and corporate purposes of VMware, Inc. and its subsidiaries. See Note 6 of the Notes to the Consolidated Financial Statements included in this report for more information about VMware, Inc. debt.

We have made steady progress in paying down core debt. We believe we will continue to be able to make our debt principal and interest payments, including the short-term maturities, from existing and expected sources of cash, primarily from operating cash flows. Cash used for debt principal and interest payments may include short-term borrowings under our revolving credit facilities. We will continue to focus on paying down core debt. Under our variable-rate debt, we could experience variations in our future interest expense from potential fluctuations in applicable reference rates, or from possible fluctuations in the level of DFS debt required to meet future demand for customer financing. We or our affiliates or their related persons, at our or their sole discretion, may purchase, redeem, prepay, refinance, or otherwise retire any amount of our outstanding indebtedness under the terms of such indebtedness at any time and from time to time, in open market or negotiated transactions with the holders of such indebtedness or otherwise, as appropriate market conditions exist.

Cash Flows

The following table presents a summary of our Consolidated Statements of Cash Flows for the periods indicated:

	Fiscal Year Ended
	January 29, 2021	January 31, 2020	February 1, 2019
	(in millions)
Net change in cash from:
Operating activities	$11,407	$9,291	$6,991
Investing activities	(460)	(4,686)	3,389
Financing activities	(5,950)	(4,604)	(14,329)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	36	(90)	(189)
Change in cash, cash equivalents, and restricted cash	$5,033	$(89)	$(4,138)

Operating Activities — Cash provided by operating activities was $11.4 billion and $9.3 billion during Fiscal 2021 and Fiscal 2020, respectively. Our record cash flow from operations in Fiscal 2021 was due to strong profitability, revenue growth, and working capital dynamics. COVID-19 impacts to working capital normalized by the end of Fiscal 2021.

DFS offerings are initially funded through cash on hand at the time of origination, most of which is subsequently replaced with third-party financing. For DFS offerings that qualify as sales-type leases, the initial funding of financing receivables is reflected as an impact to cash flows from operations, and is largely subsequently offset by cash proceeds from financing. For

DFS operating leases, which have increased under the current lease accounting standard, the initial funding is classified as a capital expenditure and reflected as cash flows used in investing activities. DFS new financing originations were $8.9 billion and $8.5 billion during Fiscal 2021 and Fiscal 2020, respectively. As of January 29, 2021, DFS had $10.5 billion of total net financing receivables and $1.3 billion of equipment under DFS operating leases, net.

Investing Activities — Investing activities primarily consist of cash used to fund capital expenditures for property, plant, and equipment, which includes equipment under DFS operating leases, capitalized software development costs, strategic investments, acquisitions of businesses, and the maturities, sales, and purchases of investments. During Fiscal 2021, cash used in investing activities was $460 million and was primarily driven by capital expenditures and cash used in acquisition of businesses, largely offset by net cash proceeds from the divestiture of RSA Security. In comparison, cash used in investing activities was $4.7 billion during Fiscal 2020 and was primarily driven by capital expenditures and acquisitions of businesses.

Financing Activities — Financing activities primarily consist of the proceeds and repayments of debt, cash used to repurchase common stock, and proceeds from the issuance of common stock. Cash used in financing activities of $6.0 billion during Fiscal 2021 primarily consisted of debt repayments and repurchases of common stock by our public subsidiaries, partially offset by cash proceeds from the issuances of multiple series of First Lien Notes and VMware Notes. In comparison, cash used in financing activities of $4.6 billion during Fiscal 2020 primarily consisted of net repayments of debt and repurchases of common stock by our public subsidiaries, primarily related to VMware Inc.’s acquisition of Pivotal.

Capital Commitments

Capital Expenditures — During Fiscal 2021 and Fiscal 2020, we spent $1.8 billion and $2.2 billion, respectively, on property, plant, and equipment. These expenditures were incurred in connection with our global expansion efforts and infrastructure investments made to support future growth, and the funding of equipment under DFS operating leases. During Fiscal 2021 and Fiscal 2020, funding of equipment under DFS operating leases was $0.7 billion and $0.9 billion, respectively. Product demand, product mix, and the use of contract manufacturers, as well as ongoing investments in operating and information technology infrastructure, influence the level and prioritization of our capital expenditures. Aggregate capital expenditures for Fiscal 2022 are currently expected to total between $2.4 billion and $2.6 billion, of which approximately $0.8 billion is expected for equipment under DFS operating leases.

Repurchases of Common Stock

Dell Technologies Common Stock Repurchases by Dell Technologies

On February 24, 2020, our board of directors approved a stock repurchase program under which we are authorized to repurchase up to $1.0 billion of shares of Class C Common Stock over a 24-month period expiring on February 28, 2022, of which approximately $760 million remained available as of January 29, 2021. During Fiscal 2021, we repurchased approximately 6 million shares of Class C Common Stock for approximately $240 million. During the first quarter of Fiscal 2021, we suspended activity under our stock repurchase program. During Fiscal 2020, Dell Technologies Common Stock repurchases were immaterial.

VMware, Inc. Class A Common Stock Repurchases by VMware, Inc.

On May 29, 2019, VMware, Inc.’s board of directors authorized the repurchase of up to $1.5 billion of VMware, Inc.’s Class A common stock through January 29, 2021. On July 15, 2020, VMware, Inc.’s board of directors extended authorization of VMware, Inc.’s existing repurchase program and authorized the repurchase of up to an additional $1.0 billion of VMware, Inc.’s Class A common stock through January 28, 2022. As of January 29, 2021, the cumulative authorized amount remaining for stock repurchases was $1.1 billion.

During Fiscal 2021, VMware, Inc. repurchased 6.9 million shares of its Class A common stock in the open market for approximately $945 million. During Fiscal 2020, VMware, Inc. repurchased 7.7 million shares of its Class A common stock in the open market for approximately $1.3 billion, of which approximately $0.2 billion impacted Dell Technologies’ accumulated deficit balance as of January 31, 2020 as a result of the full depletion of VMware, Inc.’s additional paid-in capital balance in the same period.

Contractual Cash Obligations

The following table presents a summary our contractual cash obligations as of January 29, 2021:

		Payments Due by Fiscal Year
	Total	2022	2023-2024	2025-2026	Thereafter
	(in millions)
Contractual cash obligations:
Principal payments on long-term debt:
Core debt	$29,829	$1,475	$7,264	$7,388	$13,702
DFS debt	9,666	4,888	4,061	717	—
Margin Loan Facility and other	4,235	11	4,184	16	24
VMware Notes	4,750	—	1,500	750	2,500
Total principal payments on long-term debt	48,480	6,374	17,009	8,871	16,226
Interest	13,966	1,911	3,256	2,368	6,431
Purchase obligations	5,878	4,885	922	52	19
Operating leases	2,652	472	769	436	975
Tax obligations	164	19	84	61	—
Contractual cash obligations	$71,140	$13,661	$22,040	$11,788	$23,651

Principal Payments on Long-Term Debt — Our expected principal cash payments on borrowings are exclusive of discounts and premiums. We have outstanding long-term notes with varying maturities. For additional information about our debt, see Note 6 of the Notes to the Consolidated Financial Statements included in this report.

Interest — Of the total cash obligations for interest presented in the table above, the amounts related to our DFS debt were expected to be $105 million in Fiscal 2022, $48 million in Fiscal 2023-2024, and $1 million in Fiscal 2025-2026. See Note 6 of the Notes to the Consolidated Financial Statements included in this report for further discussion of our debt and related interest expense.

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

Tax Obligations — Tax obligations represent a one-time mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries. Excluded from the table above are $1.4 billion in additional liabilities associated with uncertain tax positions as of January 29, 2021. We are unable to reliably estimate the expected payment dates for any liabilities for uncertain tax positions. See Note 11 of the Notes to the Consolidated Financial Statements included in this report for more information on these tax matters.

Critical Accounting Policies and Estimates

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

Our contracts with customers often include multiple performance obligations for various distinct goods and services such as hardware, software licenses, support and maintenance agreements, and other service offerings and solutions. We use significant judgment to assess whether these promises are distinct performance obligations that should be accounted for separately. In certain hardware solutions, the hardware is highly interdependent on, and interrelated with, the embedded software. In these offerings, the hardware and software licenses are accounted for as a single performance obligation.

The transaction price reflects the amount of consideration to which we expect to be entitled in exchange for transferring goods or services to the customer. If the consideration promised in a contract includes a variable amount, we estimate the amount to which we expect to be entitled using either the expected value or most likely amount method. Estimates are updated each reporting period as the variability is resolved or if additional information becomes available. Generally, volume discounts, rebates, and sales returns reduce the transaction price. When we determine the transaction price, we only include amounts that are not subject to significant future reversal.

When a contract includes multiple performance obligations, the transaction price is allocated to each performance obligation in proportion to the standalone selling price (“SSP”) of each performance obligation.

Judgment is required when determining the SSP of our performance obligations. If the observable price is available, we utilize that price for the SSP. If the observable price is not available, the SSP must be estimated. We estimate SSP by considering multiple factors, including, but not limited to, pricing practices, internal costs, and profit objectives as well as overall market conditions, which include geographic or regional specific factors, competitive positioning, and competitor actions. SSP for our performance obligations is periodically reassessed.

Business Combinations — We allocate the purchase price of acquired companies to the identifiable assets acquired and liabilities assumed, which are measured based on acquisition date fair value. Goodwill is measured as the excess of consideration transferred over the net amounts of the identifiable tangible and intangible assets acquired and the liabilities assumed at the acquisition date. The allocation of the purchase price requires us to make significant estimates and assumptions, including fair value estimates, to determine the fair value of assets acquired and liabilities assumed and the related useful lives of the acquired assets, when applicable, as of the acquisition date. Although we believe the assumptions and estimates we have made are reasonable, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Examples of critical estimates used in valuing certain of the intangible assets we have acquired or may acquire in the future include but are not limited to:

•future expected cash flows from sales, maintenance agreements, and acquired developed technologies;

•the acquired company’s trade name and customer relationships as well as assumptions about the period of time the acquired trade name and customer relationships will continue to be used in the combined company’s product portfolio; and
•discount rates used to determine the present value of estimated future cash flows.

These estimates are inherently uncertain and unpredictable, and if different estimates were used, the purchase price for the acquisition could be allocated to the acquired assets and assumed liabilities differently from the allocation that we have made. Additionally, unanticipated events and circumstances may occur, which may affect the accuracy or validity of such assumptions, estimates, or actual results.

Goodwill and Indefinite-Lived Intangible Assets Impairment Assessments — Goodwill and indefinite-lived intangible assets are tested for impairment annually during the third fiscal quarter and whenever events or circumstances may indicate that an impairment has occurred. To determine whether goodwill is impaired, we first assess certain qualitative factors. Based on this assessment, if it is determined more likely than not that the fair value of a goodwill reporting unit is less than its carrying amount, we perform the quantitative analysis of the goodwill impairment test. Significant judgment is exercised in the identification of goodwill reporting units, assignment of assets and liabilities to goodwill reporting units, assignment of goodwill to reporting units, and determination of the fair value of each goodwill reporting unit. The fair value of each of our goodwill reporting units is generally estimated using a combination of public company multiples and discounted cash flow methodologies, and then compared to the carrying value of each goodwill reporting unit. The discounted cash flow and public company multiples methodologies require significant judgment, including estimation of future revenues, gross margins, and operating expenses, which are dependent on internal forecasts, current and anticipated economic conditions and trends, selection of market multiples through assessment of the reporting unit’s performance relative to peer competitors, the estimation of the long-term revenue growth rate and discount rate of our business, and the determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the fair value of the goodwill reporting unit, potentially resulting in a non-cash impairment charge.

The fair value of the indefinite-lived trade names is generally estimated using discounted cash flow methodologies. The discounted cash flow methodology requires significant judgment, including estimation of future revenue, the estimation of the long-term revenue growth rate of our business, and the determination of the our weighted average cost of capital and royalty rates. Changes in these estimates and assumptions could materially affect the fair value of the indefinite-lived intangible assets, potentially resulting in a non-cash impairment charge.

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

Legal and Other Contingencies — The outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. An estimated loss from a loss contingency such as a legal proceeding or claim is accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. In determining whether a loss should be accrued we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our consolidated financial statements.

Inventories — We state our inventory at the lower of cost or net realizable value. We record a write-down for inventories of components and products, including third-party products held for resale, which have become obsolete or are in excess of anticipated demand or net realizable value. We perform a detailed review of inventory each fiscal quarter that considers multiple factors, including demand forecasts, product life cycle status, product development plans, current sales levels, product pricing, and component cost trends. The industries in which we compete are subject to demand changes. If future demand or market conditions for our products are less favorable than forecasted or if unforeseen technological changes negatively impact the utility of component inventory, we may be required to record additional write-downs, which would adversely affect our gross margin.

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

Foreign Currency Risk

During Fiscal 2021 and Fiscal 2020, the principal foreign currencies in which Dell Technologies transacted business were the Euro, Chinese Renminbi, Japanese Yen, British Pound, and Canadian Dollar. The objective of Dell Technologies in managing its exposures to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations associated with foreign currency exchange rate changes on earnings and cash flows. Accordingly, Dell Technologies utilizes foreign currency option contracts and forward contracts to hedge its exposure on forecasted transactions and firm commitments for certain currencies. Dell Technologies monitors its foreign currency exchange exposures to ensure the overall effectiveness of its foreign currency hedge positions. However, there can be no assurance that the foreign currency hedging activities will continue to substantially offset the impact of fluctuations in currency exchange rates on Dell Technologies’ results of operations and financial position in the future.

Based on the outstanding foreign currency hedge instruments of Dell Technologies, which include designated and non-designated instruments, there was a maximum potential one-day loss in fair value at a 95% confidence level of approximately $15 million as of January 29, 2021 and $24 million as of January 31, 2020 using a Value-at-Risk (“VAR”) model. By using market implied rates and incorporating volatility and correlation among the currencies of a portfolio, the VAR model simulates 10,000 randomly generated market prices and calculates the difference between the fifth percentile and the average as the Value-at-Risk. The VAR model is a risk estimation tool and is not intended to represent actual losses in fair value that could be incurred. Additionally, as Dell Technologies utilizes foreign currency instruments for hedging forecasted and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure.

Interest Rate Risk

Dell Technologies is primarily exposed to interest rate risk related to its variable-rate debt portfolio.

Variable-Rate Debt — As of January 29, 2021, Dell Technologies’ variable-rate debt consisted of $6.3 billion of outstanding borrowings under its Senior Secured Credit Facilities, $4.0 billion of outstanding borrowings under its Margin Loan Facility, and $1.0 billion of unhedged outstanding DFS borrowings. Amounts outstanding under these facilities generally bear interest at variable rates equal to applicable margins plus specified base rates or LIBOR-based rates. Accordingly, Dell Technologies is exposed to market risk based on fluctuations in interest rates on borrowings under the facilities where we do not mitigate the interest rate risk through the use of interest rate swaps. As of January 29, 2021, outstanding borrowings under the Senior Secured Credit and Margin Loan facilities accrued interest at an annual rate between 1.90% and 2.75%, whereas unhedged DFS borrowings accrued interest at an annual rate between 1.26% and 4.17%.

Based on the variable-rate debt outstanding as of January 29, 2021, a 100 basis point increase in interest rates would have resulted in an increase of approximately $93 million in annual interest expense. For more information about our debt, see Note 6 of the Notes to the Consolidated Financial Statements included in this report.

By comparison, as of January 31, 2020, Dell Technologies had $8.9 billion of outstanding borrowings under its Senior Secured Credit Facilities, $4.0 billion of outstanding borrowings under its Margin Loan Facility, $1.5 billion of outstanding DFS borrowings, and $1.5 billion outstanding under the VMware Term Loan Facility. Based on this variable-rate debt outstanding as of January 31, 2020, a 100 basis point increase in interest rates would have resulted in an increase of approximately $160 million in annual interest expense.

Equity Price Risk

Strategic Investments — Our strategic investments include early-stage, privately-held companies that are considered to be in the start-up or development stages and are inherently risky. The technologies or products these companies have under development are typically in the early stages and may never materialize, which could result in a loss of a substantial part of our initial investment in the companies. We account for these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar security of the same issuer. The evaluation is based on information provided by these companies, which are not subject to the same disclosure obligations as U.S. publicly-traded companies, and as such, the basis for these evaluations is subject to the timing and accuracy of the data provided. The carrying value of our strategic investments without readily determinable fair values was $990 million and $852 million as of January 29, 2021 and January 31, 2020, respectively.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Dell Technologies Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial position of Dell Technologies Inc. and its subsidiaries (the “Company”) as of January 29, 2021 and January 31, 2020, and the related consolidated statements of income (loss), of comprehensive income (loss), of stockholders' equity (deficit) and of cash flows for each of the three years in the period ended January 29, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 29, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 29, 2021 and January 31, 2020, and the results of its operations and its cash flows for each of the three years in the period ended January 29, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition - Identification of Performance Obligations in Revenue Contracts

As described in Notes 2 and 19 to the consolidated financial statements, the Company’s contracts with customers often include the promise to transfer multiple goods and services to a customer. Distinct promises within a contract are referred to as performance obligations and are accounted for as separate units of account. Management assesses whether each promised good or service is distinct for the purpose of identifying the performance obligations in the contract. This assessment involves subjective determinations and requires management to make judgments about the individual promised goods or services and whether such goods or services are separable from the other aspects of the contractual relationship. The Company’s performance obligations include various distinct goods and services such as hardware, software licenses, support and maintenance agreements, and other service offerings and solutions. For the year ended January 29, 2021, a significant portion of the $32.6 billion Infrastructure Solutions Group (“ISG”) and $11.9 billion VMware reportable segment net revenues relate to contracts with multiple performance obligations.

The principal considerations for our determination that performing procedures relating to the identification of performance obligations in revenue contracts is a critical audit matter are the significant judgment by management in identifying performance obligations in revenue contracts, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures to evaluate whether performance obligations in revenue contracts were appropriately identified by management.

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

Goodwill and Indefinite-lived Trade Names Impairment Assessments

As described in Note 8 to the consolidated financial statements, the Company’s consolidated goodwill and indefinite-lived trade names balances were $40.8 billion and $3.8 billion as of January 29, 2021, respectively. The goodwill associated with the Infrastructure Solutions Group (“ISG”) goodwill reporting unit represents a portion of the total goodwill balance. Goodwill and indefinite-lived intangible assets are tested for impairment annually during the third fiscal quarter and whenever events or circumstances may indicate that an impairment has occurred. Management performs a quantitative goodwill impairment test to measure the fair value of each goodwill reporting unit relative to its carrying amount, and to determine the amount of goodwill impairment loss to be recognized, if any. The fair value of the goodwill reporting units are generally estimated using a combination of public company multiples and discounted cash flow methodologies which require significant judgment, including estimation of future revenues, gross margins and operating expenses, which are dependent on internal forecasts, current and anticipated economic conditions and trends, selection of market multiples through assessment of the reporting unit’s performance relative to peer competitors, the estimation of the long-term revenue growth rate and discount rate of the Company’s business, and the determination of the Company’s weighted average cost of capital. The fair value of the indefinite-lived trade names is generally estimated using discounted cash flow methodologies. The discounted cash flow methodology requires significant judgment, including estimation of future revenue, the estimation of the long-term revenue growth rate of the Company’s business and the determination of the Company’s weighted average cost of capital and royalty rates.

The principal considerations for our determination that performing procedures relating to goodwill and indefinite-lived trade names impairment assessments is a critical audit matter are the significant judgment by management when developing the fair value measurement of the ISG reporting unit and certain of its indefinite-lived trade names, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management’s selection of market multiples and cash flow projections, including significant assumptions related to the estimation of future revenues, gross margins and operating expenses. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill and indefinite-lived trade names impairment assessments, including controls over the fair value of the ISG reporting unit and indefinite-lived trade names. These procedures also included, among others, testing management’s process for developing the fair value estimates, evaluating the appropriateness of the public company multiples and discounted cash flow methodologies, testing completeness and accuracy of underlying data used in the methodologies, and evaluating the reasonableness of management’s selection of market multiples, and significant assumptions used by management in estimating the fair value of the ISG reporting unit and certain of the indefinite-lived trade names related to the estimation of future revenues, gross margins and operating expenses. Evaluating the assumptions related to the estimation of future revenues, gross margins and operating expenses involved evaluating whether assumptions used by management were reasonable considering the past performance of the ISG reporting unit and certain of the indefinite-lived trade names, consistency with third-party industry data, and whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s public company multiples and discounted cash flow methodologies and the significant assumption related to the selection of market multiples used.

/s/ PricewaterhouseCoopers LLP

Austin, Texas
March 26, 2021

We have served as the Company’s auditor since 1986.

DELL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in millions)

	January 29, 2021	January 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$14,201	$9,302
Accounts receivable, net of allowance of $104 and $94 (Note 20)	12,788	12,484
Short-term financing receivables, net of allowance of $228 and $109 (Note 4)	5,155	4,895
Inventories	3,402	3,281
Other current assets	8,021	6,906
Total current assets	43,567	36,868
Property, plant, and equipment, net	6,431	6,055
Long-term investments	1,624	864
Long-term financing receivables, net of allowance of $93 and $40 (Note 4)	5,339	4,848
Goodwill	40,829	41,691
Intangible assets, net	14,429	18,107
Other non-current assets	11,196	10,428
Total assets	$123,415	$118,861
LIABILITIES, REDEEMABLE SHARES, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$6,362	$7,737
Accounts payable	21,696	20,065
Accrued and other	9,549	9,773
Short-term deferred revenue	16,525	14,881
Total current liabilities	54,132	52,456
Long-term debt	41,622	44,319
Long-term deferred revenue	14,276	12,919
Other non-current liabilities	5,360	5,383
Total liabilities	115,390	115,077
Commitments and contingencies (Note 10)
Redeemable shares (Note 17)	472	629
Stockholders’ equity (deficit):
Common stock and capital in excess of $0.01 par value (Note 14)	16,849	16,091
Treasury stock at cost	(305)	(65)
Accumulated deficit	(13,751)	(16,891)
Accumulated other comprehensive loss	(314)	(709)
Total Dell Technologies Inc. stockholders’ equity (deficit)	2,479	(1,574)
Non-controlling interests	5,074	4,729
Total stockholders’ equity	7,553	3,155
Total liabilities, redeemable shares, and stockholders’ equity	$123,415	$118,861

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions, except per share amounts)

	Fiscal Year Ended
	January 29, 2021	January 31, 2020	February 1, 2019
Net revenue:
Products	$69,911	$69,918	$70,707
Services	24,313	22,236	19,914
Total net revenue	94,224	92,154	90,621
Cost of net revenue:
Products	55,347	54,525	57,889
Services	9,460	8,696	7,679
Total cost of net revenue	64,807	63,221	65,568
Gross margin	29,417	28,933	25,053
Operating expenses:
Selling, general, and administrative	18,998	21,319	20,640
Research and development	5,275	4,992	4,604
Total operating expenses	24,273	26,311	25,244
Operating income (loss)	5,144	2,622	(191)
Interest and other, net	(1,474)	(2,626)	(2,170)
Income (loss) before income taxes	3,670	(4)	(2,361)
Income tax expense (benefit)	165	(5,533)	(180)
Net income (loss)	3,505	5,529	(2,181)
Less: Net income attributable to non-controlling interests	255	913	129
Net income (loss) attributable to Dell Technologies Inc.	$3,250	$4,616	$(2,310)

Earnings (loss) per share attributable to Dell Technologies Inc. — basic:
Dell Technologies Common Stock	$4.37	$6.38
Class V Common Stock			$6.01
DHI Group			$(6.02)

Earnings (loss) per share attributable to Dell Technologies Inc. — diluted:
Dell Technologies Common Stock	$4.22	$6.03
Class V Common Stock			$5.91
DHI Group			$(6.04)

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Fiscal Year Ended
	January 29, 2021	January 31, 2020	February 1, 2019
Net income (loss)	$3,505	$5,529	$(2,181)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	528	(226)	(631)
Available-for-sale investments:
Change in unrealized gains	—	—	2
Reclassification adjustment for net losses realized in net loss	—	—	43
Net change in market value of investments	—	—	45
Cash flow hedges:
Change in unrealized (losses) gains	(200)	269	299
Reclassification adjustment for net gains included in net income (loss)	100	(226)	(225)
Net change in cash flow hedges	(100)	43	74
Pension and other postretirement plans:
Recognition of actuarial net losses from pension and other postretirement plans	(38)	(60)	(21)
Reclassification adjustments for net losses from pension and other postretirement plans	5	1	—
Net change in actuarial net losses from pension and other postretirement plans	(33)	(59)	(21)

Total other comprehensive income (loss), net of tax expense (benefit) of $(18), $(14), and $14, respectively	395	(242)	(533)
Comprehensive income (loss), net of tax	3,900	5,287	(2,714)
Less: Net income attributable to non-controlling interests	255	913	129
Less: Other comprehensive income attributable to non-controlling interests	—	—	6
Comprehensive income (loss) attributable to Dell Technologies Inc.	$3,645	$4,374	$(2,849)

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Fiscal Year Ended
	January 29, 2021	January 31, 2020	February 1, 2019
Cash flows from operating activities:
Net income (loss)	$3,505	$5,529	$(2,181)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,390	6,143	7,746
Stock-based compensation expense	1,609	1,262	918
Deferred income taxes	(399)	(6,339)	(1,331)
Other, net	(88)	938	756
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(396)	(286)	(1,104)
Financing receivables	(728)	(1,329)	(1,302)
Inventories	(243)	311	(1,445)
Other assets and liabilities	(1,656)	(1,559)	564
Accounts payable	1,598	894	952
Deferred revenue	2,815	3,727	3,418
Change in cash from operating activities	11,407	9,291	6,991
Cash flows from investing activities:
Purchases of investments	(338)	(181)	(925)
Maturities and sales of investments	169	497	6,612
Capital expenditures and capitalized software development costs	(2,082)	(2,576)	(1,497)
Acquisition of businesses and assets, net	(424)	(2,463)	(971)
Divestitures of businesses and assets, net	2,187	(3)	130
Other	28	40	40
Change in cash from investing activities	(460)	(4,686)	3,389
Cash flows from financing activities:
Dividends paid to VMware, Inc.’s public stockholders	—	—	(2,134)
Proceeds from the issuance of common stock	452	658	805
Repurchases of parent common stock	(241)	(8)	(14,075)
Repurchases of subsidiary common stock	(1,363)	(3,547)	(415)
Proceeds from debt	16,391	20,481	13,045
Repayments of debt	(20,919)	(22,117)	(11,451)
Other	(270)	(71)	(104)
Change in cash from financing activities	(5,950)	(4,604)	(14,329)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	36	(90)	(189)
Change in cash, cash equivalents, and restricted cash	5,033	(89)	(4,138)
Cash, cash equivalents, and restricted cash at beginning of the period	10,151	10,240	14,378
Cash, cash equivalents, and restricted cash at end of the period	$15,184	$10,151	$10,240
Income tax paid	$1,421	$1,414	$747
Interest paid	$2,279	$2,500	$2,347
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

DELL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(continued; in millions)

	Common Stock and Capital in Excess of Par Value		Treasury Stock
	Dell Technologies Common Stock (a)
	Issued Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Dell Technologies Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Stockholders’ Equity (Deficit)
Balances as of January 31, 2020	745	$16,091	2	$(65)	$(16,891)	$(709)	$(1,574)	$4,729	$3,155
Adjustment for adoption of accounting standards (Note 2)	—	—	—	—	(110)	—	(110)	—	(110)
Net income	—	—	—	—	3,250	—	3,250	255	3,505
Foreign currency translation adjustments	—	—	—	—	—	528	528	—	528
Cash flow hedges, net change	—	—	—	—	—	(100)	(100)	—	(100)
Pension and other post-retirement	—	—	—	—	—	(33)	(33)	—	(33)
Issuance of common stock	16	178	—	—	—	—	178	—	178
Stock-based compensation expense	—	462	—	—	—	—	462	1,147	1,609
Treasury stock repurchases	—	—	6	(240)	—	—	(240)	—	(240)
Revaluation of redeemable shares	—	157	—	—	—	—	157	—	157
Impact from equity transactions of non-controlling interests	—	(39)	—	—	—	—	(39)	(1,057)	(1,096)
Balances as of January 29, 2021	761	$16,849	8	$(305)	$(13,751)	$(314)	$2,479	$5,074	$7,553
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

RSA Security Divestiture — On February 18, 2020, Dell Technologies announced its entry into a definitive agreement with a consortium led by Symphony Technology Group, Ontario Teachers’ Pension Plan Board and AlpInvest Partners to sell RSA Security. On September 1, 2020, the parties closed the transaction. At the completion of the sale, the Company received total cash consideration of approximately $2.082 billion, resulting in a pre-tax gain on sale of $338 million within Interest and other, net on the Consolidated Statements of Income (Loss). The Company ultimately recorded a $21 million loss, net of $359 million in tax expense due to the relatively low tax basis for the assets sold, particularly goodwill. The transaction included the sale of RSA Archer, RSA NetWitness Platform, RSA SecurID, RSA Fraud and Risk Intelligence, and RSA Conference and was intended to further simplify Dell Technologies’ product portfolio and corporate structure. Prior to the divestiture, RSA Security’s operating results were included within Other businesses and did not qualify for presentation as a discontinued operation.

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

Class V Transaction — On December 28, 2018, the Company completed a transaction, referred to as the “Class V transaction,” pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated as of July 1, 2018 and amended as of November 14, 2018, between Dell Technologies and Teton Merger Sub Inc. (“Merger Sub”), a Delaware corporation and wholly-owned subsidiary of Dell Technologies. Pursuant to the Merger Agreement, Merger Sub was merged with and into Dell Technologies (the “Merger”), with Dell Technologies continuing as the surviving corporation.

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

The Company’s fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. The fiscal years ended January 29, 2021, January 31, 2020, and February 1, 2019 were 52-week periods.

Principles of Consolidation — These Consolidated Financial Statements include the accounts of Dell Technologies and its wholly-owned subsidiaries, as well as the accounts of VMware, Inc. and SecureWorks Corp. (“Secureworks”), each of which is majority-owned by Dell Technologies. All intercompany transactions have been eliminated.

The Company also consolidates Variable Interest Entities ("VIEs") where it has been determined that the Company is the primary beneficiary of the applicable entities’ operations. For each VIE, the primary beneficiary is the party that has both the power to direct the activities that most significantly impact the VIE's economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to such VIE. In evaluating whether the Company is the primary beneficiary of each entity, the Company evaluates its power to direct the most significant activities of the VIE by considering the purpose and design of each entity and the risks each entity was designed to create and pass through to its respective variable interest holders. The Company also evaluates its economic interests in each of the VIEs. See Note 4 of the Notes to the Consolidated Financial Statements for more information regarding consolidated VIEs.

Use of Estimates — The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying Notes. Management has considered the actual and potential impacts of the coronavirus disease 2019 (“COVID-19”) pandemic on the Company’s critical and significant accounting estimates. Actual results could differ materially from those estimates.

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

The Company’s policy for estimating this allowance is based on an expected loss model and reflects the adoption of the new accounting standard related to current expected credit losses in the most recent fiscal year. See “Recently Adopted Accounting Pronouncements” in this Note 2 for more information. In prior periods, this allowance was estimated using an incurred loss model, which did not require the consideration of forward-looking information and conditions in the reserve calculation.

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

Accounting for Leases as a Lessor — The Company’s wholly-owned subsidiary Dell Financial Services and its affiliates (“DFS”) act as a lessor to provide equipment financing to customers through a variety of lease arrangements (“DFS leases”). Subsequent to the adoption of amended accounting guidance for leasing transactions (the “current lease standard”), new DFS leases are classified as sales-type leases, direct financing leases, or operating leases. Direct financing leases under the current lease standard are immaterial. Leases that commenced prior to the adoption of the current lease standard were not reassessed or restated pursuant to the practical expedients elected and continue to be accounted for under previous lease accounting guidance.

The Company also offers alternative payment structures and “as-a-service” offerings that are assessed to determine whether an embedded lease arrangement exists. The Company accounts for those contracts as a lease arrangement under the current lease standard if it is determined that the contract contains an identified asset and that control of that asset has transferred to the customer.

When a contract includes lease and non-lease components, the Company allocates consideration under the contract to each component based on relative standalone selling price and subsequently assesses lease classification for each lease component within a contract. DFS provides lessees with the option to extend the lease or purchase the underlying asset at the end of the lease term, which is considered when evaluating lease classification. In general, DFS’s lease arrangements do not have variable payment terms and are typically non-cancelable.

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

All other leases that do not meet the definition of a sales-type lease or direct financing lease are classified as operating leases. The underlying asset in an operating lease arrangement is carried at depreciated cost as “Equipment under operating leases” within Property, plant, and equipment, net on the Consolidated Statements of Financial Position. Depreciation is calculated using the straight-line method over the term of the underlying lease contract and is recognized as Cost of net revenue. The depreciable basis is the original cost of the equipment less the estimated residual value of the equipment at the end of the lease term. The residual value is based upon estimates of the value of the equipment at the end of the lease term using historical studies, industry data, and future value-at-risk demand valuation methods. The Company recognizes operating lease income to product revenue on a straight-line basis over the lease term and expenses deferred initial direct costs on the same basis. Impairment of equipment under operating leases is assessed on the same basis as other long-lived assets.

See Note 4 of the Notes to the Consolidated Financial Statements for more information regarding the Company’s lessor arrangements.

Financing Receivables — Financing receivables are presented net of allowance for losses and consist of customer receivables and residual interest. Gross customer receivables includes amounts due from customers under revolving loans, fixed-term loans, fixed-term sales-type or direct financing leases, and accrued interest. The Company has two portfolios, consisting of (i) fixed-term leases and loans and (ii) revolving loans, and assesses risk at the portfolio level to determine the appropriate allowance levels. The portfolio segments are further segregated into classes based on products, customer type, and credit risk evaluation: (i) Revolving — Dell Preferred Account (“DPA”); (ii) Revolving — Dell Business Credit (“DBC”); and (iii) Fixed-term — Consumer and Commercial. Fixed-term leases and loans are offered to qualified small and medium-sized businesses, large commercial accounts, governmental organizations, and educational entities. Fixed-term loans are also offered to qualified individual consumers. Revolving loans are offered under private label credit financing programs. The DPA revolving loan programs are primarily offered to individual consumers and the DBC revolving loan programs are primarily offered to small and medium-sized business customers.

The Company retains a residual interest in equipment leased under its fixed-term lease programs. The amount of the residual interest is established at the inception of the lease based upon estimates of the value of the equipment at the end of the lease term using historical studies, industry data, and future value-at-risk demand valuation methods.

Allowance for Financing Receivables Losses — The Company recognizes an allowance for losses on financing receivables, including both the lease receivable and unguaranteed residual, in an amount equal to the probable losses net of recoveries. The allowance for losses on the lease receivable is determined based on various factors, including lifetime expected losses determined using macroeconomic forecast assumptions and management judgments applicable to and through the expected life of the portfolios as well as past due receivables, receivable type, and customer risk profile. Both fixed and revolving receivable loss rates are affected by macroeconomic conditions, including the level of gross domestic product (“GDP”) growth, the level of commercial capital equipment investment, unemployment rates, and the credit quality of the borrower.

Generally, expected credit losses as a result of residual value risk on equipment under lease are not considered to be significant primarily because of the existence of a secondary market with respect to the equipment. The lease agreement also clearly defines applicable return conditions and remedies for non-compliance, to ensure that the leased equipment will be in good operating condition upon return. Model changes and updates, as well as market strength and product acceptance, are monitored and adjustments are made to residual values in accordance with the significance of any such changes.

When an account is deemed to be uncollectible, customer account principal and interest are charged off to the allowance for losses. While the Company does not generally place financing receivables on non-accrual status during the delinquency period, accrued interest is included in the allowance for loss calculation and, therefore, the Company is adequately reserved in the event of charge off. Recoveries on receivables previously charged off as uncollectible are recorded to the allowance for financing receivables losses. The expense associated with the allowance for financing receivables losses is recognized as cost of net revenue.

The Company’s policy for estimating this allowance is based on an expected loss model and reflects the adoption of the new accounting standard related to current expected credit losses in the most recent fiscal year. See “Recently Adopted Accounting Pronouncements” in this Note 2 for more information. In prior periods, this allowance was estimated using an incurred loss model, which did not require the consideration of forward-looking information and conditions in the reserve calculation.

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

Inventories — Inventories are stated at the lower of cost or net realizable value, with cost being determined on a first-in, first-out basis. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Property, Plant, and Equipment — Property, plant, and equipment are carried at depreciated cost. Depreciation is determined using the straight-line method over the shorter of the estimated economic lives of the assets or the lease term, as applicable. The estimated useful lives of the Company’s property, plant, and equipment are generally as follows:

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

As of January 29, 2021 and January 31, 2020, capitalized software development costs were $610 million and $679 million, respectively, and are included in other non-current assets, net in the accompanying Consolidated Statements of Financial Position. Amortization expense for the fiscal years ended January 29, 2021, January 31, 2020, and February 1, 2019 was $315 million, $273 million, and $211 million, respectively.

The Company capitalizes certain internal and external costs to acquire or create internal use software which are incurred subsequent to the completion of the preliminary project stage. Development costs are generally amortized on a straight-line basis over five years. Costs associated with maintenance and minor enhancements to the features and functionality of the Company’s internal use software, including its website are expensed as incurred.

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

Local currency transactions of international subsidiaries that have the U.S. Dollar as their functional currency are remeasured into U.S. Dollars using the current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets and liabilities. Gains and losses from remeasurement of monetary assets and liabilities are included in interest and other, net on the Consolidated Statements of Income (Loss). See Note 20 of the Notes to the Consolidated Financial Statements for amounts recognized from remeasurement during the periods presented.

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

(2)    Identify the performance obligations in the contract.  The Company’s contracts with customers often include the promise to transfer multiple goods and services to the customer. Distinct promises within a contract are referred to as “performance obligations” and are accounted for as separate units of account. The Company assesses whether each promised good or service is distinct for the purpose of identifying the performance obligations in the contract. This assessment involves subjective determinations and requires management to make judgments about the individual promised goods or services and whether such goods or services are separable from the other aspects of the contractual relationship. Promised goods and services are considered distinct provided that: (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (that is, the good or service is capable of being distinct); and (ii) the Company’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (that is, the promise to transfer the good or service is distinct within the context of the contract). The Company’s performance obligations include various distinct goods and services such as hardware, software licenses, support and maintenance agreements, and other service offerings and solutions. Promised goods and services are explicitly identified in the Company’s contracts and may be sold on a standalone basis or bundled as part of a combined solution. In certain hardware solutions, the hardware is highly interdependent on, and interrelated with, the embedded software. In these offerings, the hardware and software licenses are accounted for as a single performance obligation.

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

The Company has elected the following practical expedients:

•The Company does not account for significant financing components if the period between revenue recognition and when the customer pays for the product or service will be one year or less.

•The Company recognizes revenue equal to the amount it has a right to invoice when the amount corresponds directly with the value to the customer of the Company’s performance to date.

•The Company does not account for shipping and handling activities as a separate performance obligation, but rather as an activity performed to transfer the promised good.

The following summarizes the nature of revenue recognized and the manner in which the Company accounts for sales transactions.

Products

Product revenue consists of revenue from sales of hardware products, including notebooks and desktop PCs, servers, storage hardware, and other hardware-related devices, as well as revenue from software license sales, including non-essential software applications and third-party software licenses.

Revenue from sales of hardware products is recognized when control has transferred to the customer, which typically occurs when the hardware has been shipped to the customer, risk of loss has transferred to the customer, the Company has a present right to payment, and customer acceptance has been satisfied. Customer acceptance is satisfied if acceptance is obtained from the customer, if all acceptance provisions lapse, or if the Company has evidence that all acceptance provisions will be, or have been, satisfied. Revenue from software license sales is generally recognized when control has transferred to the customer, which is typically upon shipment, electronic delivery, or when the software is available for download by the customer. For certain software arrangements in which the customer is granted a right to additional unspecified future software licenses, the Company’s promise to the customer is considered a stand-ready obligation in which the transfer of control and revenue recognition will occur over time.

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

Contract Liabilities — Contract liabilities primarily consist of deferred revenue. Deferred revenue is recorded when the Company has a right to invoice or payments have been received for undelivered products or services, or in situations where revenue recognition criteria have not been met. Deferred revenue primarily includes amounts received in advance for extended warranty services and software maintenance. Revenue is recognized on these items when the revenue recognition criteria are met, generally resulting in ratable recognition over the contract term. The Company also has deferred revenue related to undelivered hardware and professional services, consisting of installations and consulting engagements, which are recognized when the Company’s performance obligations under the contract are completed. See Note 9 of the Notes to the Consolidated Financial Statements for additional information about deferred revenue.

Costs to Obtain a Contract — The Company capitalizes incremental direct costs to obtain a contract, primarily sales commissions and employer taxes related to commission payments, if the costs are deemed to be recoverable. The Company has elected, as a practical expedient, to expense as incurred costs to obtain a contract equal to or less than one year in duration. Capitalized costs are deferred and amortized over the period of contract performance or the estimated life of the customer relationship, if renewals are expected, and are typically amortized over an average period of three to seven years. Amortization expense is recognized on a straight-line basis and included in selling, general, and administrative expenses in the Consolidated Statements of Income (Loss).

The Company periodically reviews these deferred costs to determine whether events or changes in circumstances have occurred that could impact the carrying value or period of benefit of the deferred sales commissions. There were no material impairment losses for deferred costs to obtain a contract during the fiscal years ended January 29, 2021, January 31, 2020, and February 1, 2019.

Deferred costs to obtain a contract as of January 29, 2021 and January 31, 2020 were $1.8 billion and $1.6 billion, respectively. Deferred costs to obtain a contract are classified as current assets and other non-current assets on the Consolidated Statements of Financial Position, based on when the expense is expected to be recognized. Amortization of costs to obtain a contract during the fiscal years ended January 29, 2021, January 31, 2020, and February 1, 2019 was $768 million, $675 million, and $517 million, respectively.

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

Selling, General, and Administrative — Selling expenses include items such as sales salaries and commissions, marketing and advertising costs, contractor services, and allowance for expected credit losses. Advertising costs are expensed as incurred in selling, general, and administrative expenses in the Consolidated Statements of Income (Loss). For the fiscal years ended January 29, 2021, January 31, 2020, and February 1, 2019, advertising expenses were $1.3 billion, $1.3 billion, and $1.1 billion, respectively. General and administrative expenses include items for the Company’s administrative functions, such as finance, legal, human resources, and information technology support. These functions include costs for items such as salaries and benefits and other personnel-related costs, maintenance and supplies, outside services, intangible asset amortization, and depreciation expense.

Research and Development — Research and development (“R&D”) costs are expensed as incurred. R&D costs include salaries and benefits and other personnel-related costs associated with product development. Also included in R&D expenses are infrastructure costs, which consist of equipment and material costs, facilities-related costs, and depreciation expense.

Income Taxes — Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company calculates a provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes. The Company accounts for the tax impact of including Global Intangible Low-Taxed Income (GILTI) in U.S. taxable income as a period cost. The Company provides valuation allowances for deferred tax assets, where appropriate. In assessing the need for a valuation allowance, the Company considers all available evidence for each jurisdiction, including past operating results, estimates of future taxable income, and the feasibility of ongoing tax planning strategies. In the event the Company determines that all or part of the net deferred tax assets are not realizable in the future, the Company will make an adjustment to the valuation allowance that will be charged to earnings in the period in which such a determination is made.

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

Recently Issued Accounting Pronouncements

Reference Rate Reform — In March 2020, the Financial Accounting Standards Board (“FASB”) issued guidance which provides temporary optional expedients and exceptions to GAAP guidance on contract modifications and certain hedging relationships to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate to alternative reference rates. The Company may elect to apply the amendments prospectively through December 31, 2022. Adoption of the new guidance is not expected to have a material impact on the Company’s financial results.

Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity — In August 2020, the FASB issued guidance to simplify the accounting for convertible debt instruments and convertible preferred stock, and the derivatives scope exception for contracts in an entity's own equity. In addition, the guidance on calculating diluted earnings per share has been simplified and made more internally consistent. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted for fiscal periods beginning after December 15, 2020. The Company will early adopt this guidance for the fiscal year beginning January 30, 2021 on a modified retrospective basis. Adoption of the new guidance is not expected to have a material impact on the Company’s financial results.

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

Recently Adopted Accounting Pronouncements

Measurement of Credit Losses on Financial Instruments — In June 2016, the FASB issued amended guidance which replaced the current incurred loss impairment methodology for measurement of credit losses on financial instruments with a methodology (the “current expected credit losses model” or “CECL model”) that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Under the CECL model, the allowance for losses on financial assets, measured at amortized cost, reflects management’s estimate of credit losses over the remaining expected life of such assets.

The Company adopted the standard (the “new CECL standard”) as of February 1, 2020 using the modified retrospective method, with the cumulative-effect adjustment to the opening balance of stockholders’ equity (deficit) as of the adoption date. The cumulative effect of adopting the new CECL standard resulted in an increase of $111 million and $27 million to the allowance for expected credit losses within financing receivables, net and accounts receivable, net, respectively, on the Consolidated Statements of Financial Position, and a corresponding decrease of $28 million to other non-current liabilities related to deferred taxes and $110 million to stockholders’ equity (deficit) as of February 1, 2020. See Note 2, Note 4, and Note 20 of the Notes to the Consolidated Financial Statements for additional information about the Company’s allowance for financing receivables losses and allowance for expected credit losses of accounts receivable.

Intangibles - Goodwill and Other - Internal-Use Software — In August 2018, the FASB issued guidance on a customer’s accounting for implementation costs incurred in a cloud-computing arrangement when hosted by a vendor. The guidance provides that, in a hosting arrangement that is a service contract, certain implementation costs should be capitalized and amortized over the term of the arrangement. The Company adopted the standard during the three months ended May 1, 2020 using the prospective method. The impact of the adoption of this standard was immaterial to the Consolidated Financial Statements.

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

The adoption of the new lease standard resulted in the recognition of $1.6 billion in operating lease liabilities and related right of use (“ROU”) assets on the Consolidated Statements of Financial Position. The Company recorded an immaterial adjustment to stockholders’ equity (deficit) as of February 2, 2019 to reflect the cumulative effect of adoption of the new lease standard. As of February 2, 2019, there were no material finance leases for which the Company was a lessee.

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

NOTE 3 — FAIR VALUE MEASUREMENTS AND INVESTMENTS

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

	January 29, 2021				January 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(in millions)
Assets:
Cash and cash equivalents:
Money market funds	$8,846	$—	$—	$8,846	$4,621	$—	$—	$4,621
Equity and other securities	449	—	—	449	12	—	—	12
Derivative instruments	—	104	—	104	—	81	—	81
Total assets	$9,295	$104	$—	$9,399	$4,633	$81	$—	$4,714
Liabilities:
Derivative instruments	$—	$133	$—	$133	$—	$68	$—	$68
Total liabilities	$—	$133	$—	$133	$—	$68	$—	$68

The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value:

Money Market Funds — The Company’s investment in money market funds that are classified as cash equivalents hold underlying investments with a weighted average maturity of 90 days or less and are recognized at fair value. The valuations of these securities are based on quoted prices in active markets for identical assets, when available, or pricing models whereby all significant inputs are observable or can be derived from or corroborated by observable market data. The Company reviews security pricing and assesses liquidity on a quarterly basis. As of January 29, 2021, the Company’s U.S. portfolio had no material exposure to money market funds with a fluctuating net asset value.

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

Deferred Compensation Plans —The Company offers deferred compensation plans for eligible employees, which allow participants to defer payment for a portion of their compensation. Assets were the same as liabilities associated with the plans at approximately $308 million and $241 million as of January 29, 2021 and January 31, 2020, respectively, and are included in other assets and other liabilities on the Consolidated Statements of Financial Position. The net impact to the Consolidated Statements of Income (Loss) is not material since changes in the fair value of the assets substantially offset changes in the fair value of the liabilities. As such, assets and liabilities associated with these plans have not been included in the recurring fair value table above.

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

As of January 29, 2021 and January 31, 2020, the Company held private strategic investments of $990 million and $852 million, respectively. As these investments represent early-stage companies without readily determinable fair values, they are not included in the recurring fair value table above.

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

Carrying Value and Estimated Fair Value of Outstanding Debt — The following table presents the carrying value and estimated fair value of the Company’s outstanding debt as described in Note 6 of the Notes to the Consolidated Financial Statements, including the current portion, as of the dates indicated:

	January 29, 2021		January 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in billions)
Senior Secured Credit Facilities	$6.2	$6.3	$8.8	$9.0
First Lien Notes	$18.3	$22.8	$20.5	$23.9
Unsecured Notes and Debentures	$1.2	$1.6	$1.2	$1.5
Senior Notes	$2.7	$2.8	$2.6	$2.8
EMC Notes	$1.0	$1.0	$1.6	$1.6
VMware Notes and VMware Term Loan Facility	$4.7	$5.3	$5.5	$5.6
Margin Loan Facility	$4.0	$3.9	$4.0	$3.9

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

Investments

The following table presents the carrying value of the Company’s investments as of the dates indicated:

	January 29, 2021				January 31, 2020
	Cost	Unrealized Gain	Unrealized (Loss)	Carrying Value	Cost	Unrealized Gain	Unrealized (Loss)	Carrying Value
	(in millions)
Equity and other securities	$907	$677	$(145)	$1,439	$783	$116	$(35)	$864
Fixed income debt securities	176	9	—	185	—	—	—	—
Total securities				$1,624				$864

Equity and other securities — The Company has strategic investments in publicly-traded and privately-held companies. For the fiscal year ended January 29, 2021, the equity and other securities without readily determinable fair values of $990 million increased by $200 million, due to upward adjustments for observable price changes, offset by $74 million of downward adjustments primarily attributable to impairments. For the fiscal year ended January 31, 2020, the equity and other securities without readily determinable fair values increased by $110 million due to upward adjustments for observable price changes, offset by $15 million of downward adjustments that were primarily attributable to impairments. The remainder of equity and other securities consisted of publicly-traded investments that are measured at fair value on a recurring basis for both the fiscal years ended January 29, 2021 and January 31, 2020.

In September 2020, one of the Company’s strategic investments, which previously did not have a readily determinable fair value, completed its initial public offering which resulted in the investment having a readily determinable fair value and in the recognition of an unrealized net gain of $396 million during the fiscal year ended January 29, 2021, which is reflected in the table above. The unrealized net gain was reflected in Interest and other, net on the Consolidated Statements of Income (Loss) and in Other, net as a non-cash adjustment within cash flows from operating activities on the Consolidated Statements of Cash Flows. As of January 29, 2021, the carrying value of this investment was $428 million.

Fixed income debt securities — The Company has fixed income debt securities carried at amortized cost. The debt securities are held as collateral for borrowings. The Company intends to hold the investments to maturity. Unrealized gains represent foreign currency impacts.

NOTE 4 — FINANCIAL SERVICES

The Company offers or arranges various financing options and services, and alternative payment structures for its customers in North America, Europe, Australia, and New Zealand through DFS. The Company also arranges financing for some of its customers in various countries where DFS does not currently operate as a captive enterprise. The key activities of DFS include originating, collecting, and servicing customer financing arrangements primarily related to the purchase or use of Dell Technologies products and services. In some cases, DFS also offers financing for the purchase of third-party technology products that complement the Dell Technologies portfolio of products and services. New financing originations were $8.9 billion, $8.5 billion, and $7.3 billion for the fiscal years ended January 29, 2021, January 31, 2020, and February 1, 2019, respectively.

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

Financing Receivables

The following table presents the components of the Company’s financing receivables segregated by portfolio segment as of the dates indicated:

	January 29, 2021			January 31, 2020
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total
	(in millions)
Financing receivables, net:
Customer receivables, gross (a)	$796	$9,595	$10,391	$824	$8,486	$9,310
Allowances for losses	(148)	(173)	(321)	(70)	(79)	(149)
Customer receivables, net	648	9,422	10,070	754	8,407	9,161
Residual interest	—	424	424	—	582	582
Financing receivables, net	$648	$9,846	$10,494	$754	$8,989	$9,743
Short-term	$648	$4,507	$5,155	$754	$4,141	$4,895
Long-term	$—	$5,339	$5,339	$—	$4,848	$4,848
____________________
(a)    Customer receivables, gross includes amounts due from customers under revolving loans, fixed-term loans, fixed-term sales-type or direct financing leases, and accrued interest.

The allowance for losses as of January 29, 2021 includes the adoption of the new CECL standard, which was adopted as of February 1, 2020 using the modified retrospective method. Prior period amounts have not been recast. The provision recognized on the Consolidated Statements of Income (Loss) for the fiscal year ended January 29, 2021 is based on an assessment of the impact of current and expected future economic conditions, inclusive of the effect of the COVID-19 pandemic on credit losses. The duration and severity of COVID-19 and continued market volatility is highly uncertain and, as such, the impact on expected losses is subject to significant judgment and may cause variability in the Company’s allowance for credit losses in future periods. See Note 2 of the Notes to the Consolidated Financial Statements for additional information about the new CECL standard.

The following table presents the changes in allowance for financing receivable losses for the periods indicated:

	Revolving	Fixed-term	Total
	(in millions)
Allowance for financing receivable losses:
Balances as of February 2, 2018	$81	$64	$145
Charge-offs, net of recoveries	(78)	(26)	(104)
Provision charged to income statement	72	23	95
Balances as of February 1, 2019	75	61	136
Charge-offs, net of recoveries	(71)	(23)	(94)
Provision charged to income statement	66	41	107
Balances as of January 31, 2020	70	79	149
Adjustment for adoption of accounting standard (Note 2)	40	71	111
Charge-offs, net of recoveries	(62)	(29)	(91)
Provision charged to income statement	100	52	152
Balances as of January 29, 2021	$148	$173	$321

Aging

The following table presents the aging of the Company’s customer financing receivables, gross, including accrued interest, segregated by class, as of the dates indicated:

	January 29, 2021				January 31, 2020
	Current	Past Due 1 — 90 Days	Past Due >90 Days	Total	Current	Past Due 1 — 90 Days	Past Due >90 Days	Total
	(in millions)
Revolving — DPA	$578	$30	$13	$621	$550	$51	$20	$621
Revolving — DBC	157	14	4	175	184	15	4	203
Fixed-term — Consumer and Commercial	9,192	316	87	9,595	8,005	373	108	8,486
Total customer receivables, gross	$9,927	$360	$104	$10,391	$8,739	$439	$132	$9,310

Aging is likely to fluctuate as a result of the variability in volume of large transactions entered into over the period, and the administrative processes that accompany those transactions. Aging is also impacted by the timing of the Dell Technologies fiscal period end date relative to calendar month-end customer payment due dates.  As a result of these factors, fluctuations in aging from period to period do not necessarily indicate a material change in the collectibility of the portfolio.

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

Credit Quality

The following tables present customer receivables, gross, including accrued interest, by credit quality indicator segregated by class, as of the dates indicated. The categories shown in the tables below segregate customer receivables based on the relative degrees of credit risk. The credit quality indicators for DPA revolving accounts are measured primarily as of each quarter-end date, while all other indicators are generally updated on a periodic basis. The table presented as of January 31, 2020 was not recast to reflect the impact of the new CECL standard.

	January 29, 2021
	Fixed-term — Consumer and Commercial
	Fiscal Year of Origination
	2021	2020	2019	2018	2017	Years Prior	Revolving — DPA (a)	Revolving — DBC (a)	Total
	(in millions)
Higher	$3,125	$1,802	$661	$166	$26	$—	$172	$47	$5,999
Mid	1,121	671	287	73	9	—	188	52	2,401
Lower	865	499	243	38	9	—	261	76	1,991
Total	$5,111	$2,972	$1,191	$277	$44	$—	$621	$175	$10,391
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

Leases

Interest income on sales-type lease receivables was $270 million and $259 million for the fiscal years ended January 29, 2021 and January 31, 2020, respectively.

The following table presents the net revenue, cost of net revenue, and gross margin recognized at the commencement date of sales-type leases for the periods indicated:

	Fiscal Year Ended
	January 29, 2021	January 31, 2020
	(in millions)
Net revenue — products	$824	$770
Cost of net revenue — products	578	582
Gross margin — products	$246	$188

The following table presents the future maturity of the Company’s fixed-term customer leases and associated financing payments, and reconciles the undiscounted cash flows to the customer receivables, gross recognized on the Consolidated Statements of Financial Position as of the date indicated:

January 29, 2021
(in millions)
Fiscal 2022	$2,797
Fiscal 2023	1,660
Fiscal 2024	931
Fiscal 2025	354
Fiscal 2026 and beyond	98
Total undiscounted cash flows	5,840
Fixed-term loans	4,440
Revolving loans	796
Less: unearned income	(685)
Total customer receivables, gross	$10,391

Operating Leases

The following table presents the components of the Company’s operating lease portfolio included in Property, plant, and equipment, net as of the dates indicated:

	January 29, 2021	January 31, 2020
	(in millions)
Equipment under operating lease, gross	$1,746	$956
Less: accumulated depreciation	(432)	(116)
Equipment under operating lease, net	$1,314	$840

Operating lease income relating to lease payments was $452 million and $169 million for the fiscal years ended January 29, 2021 and January 31, 2020, respectively. Depreciation expense was $334 million and $115 million for the fiscal years ended January 29, 2021 and January 31, 2020, respectively.

The following table presents the future payments to be received by the Company as lessor in operating lease contracts as of the date indicated:

January 29, 2021
(in millions)
Fiscal 2022	$622
Fiscal 2023	454
Fiscal 2024	202
Fiscal 2025	36
Fiscal 2026 and beyond	—
Total	$1,314

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

	January 29, 2021	January 31, 2020
DFS debt	(in millions)
DFS U.S. debt:
Asset-based financing and securitization facilities	$3,311	$2,606
Fixed-term securitization offerings	2,961	2,593
Other	140	141
Total DFS U.S. debt	6,412	5,340
DFS international debt:
Securitization facility	786	743
Other borrowings	1,006	931
Note payable	250	200
Dell Bank Senior Unsecured Eurobonds	1,212	551
Total DFS international debt	3,254	2,425
Total DFS debt	$9,666	$7,765
Total short-term DFS debt	$4,888	$4,152
Total long-term DFS debt	$4,778	$3,613

DFS U.S. Debt

Asset-Based Financing and Securitization Facilities — The Company maintains separate asset-based financing facilities and a securitization facility in the United States, which are revolving facilities for fixed-term leases and loans and for revolving loans, respectively. This debt is collateralized solely by the U.S. loan and lease payments and associated equipment in the facilities. The debt has a variable interest rate and the duration of the debt is based on the terms of the underlying loan and lease payment streams. As of January 29, 2021, the total debt capacity related to the U.S. asset-based financing and securitization facilities was $4.1 billion. The Company enters into interest swap agreements to effectively convert a portion of this debt from a floating rate to a fixed rate. See Note 7 of the Notes to the Consolidated Financial Statements for additional information about interest rate swaps.

The Company’s U.S. securitization facility for revolving loans is effective through June 25, 2022. The Company’s two U.S. asset-based financing facilities for fixed-term leases and loans are effective through August 22, 2021 and July 26, 2022, respectively.

The asset-based financing and securitization facilities contain standard structural features related to the performance of the funded receivables, which include defined credit losses, delinquencies, average credit scores, and minimum collection requirements. In the event one or more of these criteria are not met and the Company is unable to restructure the facility, no further funding of receivables will be permitted and the timing of the Company’s expected cash flows from over-collateralization will be delayed. As of January 29, 2021, these criteria were met.

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

DFS International Debt

Securitization Facility — The Company maintains a securitization facility in Europe for fixed-term leases and loans. This facility is effective through December 21, 2022 and had a total debt capacity of $970 million as of January 29, 2021.

The securitization facility contains standard structural features related to the performance of the securitized receivables, which include defined credit losses, delinquencies, average credit scores, and minimum collection requirements. In the event one or more of these criteria are not met and the Company is unable to restructure the program, no further funding of receivables will be permitted and the timing of the Company’s expected cash flows from over-collateralization will be delayed. As of January 29, 2021, these criteria were met.

Other Borrowings — In connection with the Company’s international financing operations, the Company has entered into revolving structured financing debt programs related to its fixed-term lease and loan products sold in Canada, Europe, Australia, and New Zealand. The Canadian facility, which is collateralized solely by Canadian loan and lease payments and associated equipment, had a total debt capacity of $292 million as of January 29, 2021, and is effective through January 16, 2023. The European facility, which is collateralized solely by European loan and lease payments and associated equipment, had a total debt capacity of $727 million as of January 29, 2021, and is effective through June 14, 2022. The Australia and New Zealand facility, which is collateralized solely by Australia and New Zealand loan and lease payments and associated equipment, had a total debt capacity of $269 million as of January 29, 2021, and is effective through December 20, 2021.

Note Payable — On November 27, 2017, the Company entered into an unsecured credit agreement to fund receivables in Mexico. As of July 31, 2020, the aggregate principal amount of the note payable was $187 million. This note was repaid in full during the three months ended October 30, 2020.

On August 7, 2020, the Company entered into two new unsecured credit agreements to fund receivables in Mexico. As of January 29, 2021, the aggregate principal amount of the notes payable was $250 million. The notes bear interest at 3.37% and will mature on June 1, 2022.

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

Variable Interest Entities

In connection with the asset-based financing facilities, securitization facilities, and fixed-term securitization offerings discussed above, the Company transfers certain U.S. and European loan and lease payments and associated equipment to SPEs that meet the definition of a Variable Interest Entity (“VIE”) and are consolidated, along with the associated debt detailed above, into the Consolidated Financial Statements, as the Company is the primary beneficiary of the VIEs. The SPEs are bankruptcy-remote legal entities with separate assets and liabilities. The purpose of the SPEs is to facilitate the funding of customer loan and lease payments and associated equipment in the capital markets.

Some of the SPEs have entered into financing arrangements with multi-seller conduits that, in turn, issue asset-backed debt securities in the capital markets. DFS debt outstanding held by the consolidated VIEs is collateralized by the loan and lease payments and associated equipment. The Company’s risk of loss related to securitized receivables is limited to the amount by which the Company’s right to receive collections for assets securitized exceeds the amount required to pay interest, principal, and fees and expenses related to the asset-backed securities. The Company provides credit enhancement to the securitization in the form of over-collateralization.

The following table presents the assets and liabilities held by the consolidated VIEs as of the dates indicated, which are included in the Consolidated Statements of Financial Position:

	January 29, 2021	January 31, 2020
	(in millions)
Assets held by consolidated VIEs
Other current assets	$838	$643
Financing receivables, net of allowance
Short-term	$3,534	$3,316
Long-term	$3,314	$2,913
Property, plant, and equipment, net	$792	$435
Liabilities held by consolidated VIEs
Debt, net of unamortized debt issuance costs
Short-term	$4,208	$3,423
Long-term	$2,841	$2,509

Loan and lease payments and associated equipment transferred via securitization through SPEs were $6.1 billion and $5.4 billion for the fiscal years ended January 29, 2021 and January 31, 2020, respectively.

Customer Receivable Sales

To manage certain concentrations of customer credit exposure, the Company may sell selected fixed-term customer receivables to unrelated third parties on a periodic basis, without recourse. The amount of customer receivables sold for this purpose was $648 million, $538 million, and $949 million for the fiscal years ended January 29, 2021, January 31, 2020, and February 1, 2019, respectively. The Company’s continuing involvement in the above mentioned customer receivables is primarily limited to servicing arrangements.

NOTE 5 — LEASES

The Company enters into leasing transactions in which the Company is the lessee. These lease contracts are typically classified as operating leases. The Company’s lease contracts are generally for office buildings used to conduct its business, and the determination of whether such contracts contain leases generally does not require significant estimates or judgments. The Company also leases certain global logistics warehouses, employee vehicles, and equipment. As of January 29, 2021, the remaining terms of the Company’s leases range from less than one month to 26 years.

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

In adopting the current lease accounting standard effective February 2, 2019, the Company elected to apply a transition method that does not require the retrospective application to periods prior to the effective date. Financial information associated with the Company’s leases in which the Company is the lessee is contained in this Note 5. As of January 29, 2021 and January 31, 2020, there were no material finance leases for which the Company was a lessee.

The following table presents components of lease costs included in the Consolidated Statements of Income (Loss) for the periods indicated:

	Fiscal Year Ended
	January 29, 2021	January 31, 2020
	(in millions)
Operating lease costs	$535	$510
Variable costs	161	161
Total lease costs	$696	$671

During both the fiscal years ended January 29, 2021 and January 31, 2020, sublease income, finance lease costs, and short-term lease costs were immaterial.

The following table presents supplemental information related to operating leases included in the Consolidated Statements of Financial Position as of the dates indicated:

	Classification	January 29, 2021	January 31, 2020
		(in millions, except for term and discount rate)
Operating lease ROU assets	Other non-current assets	$2,117	$1,780

Current operating lease liabilities	Accrued and other current liabilities	$436	$432
Non-current operating lease liabilities	Other non-current liabilities	1,787	1,360
Total operating lease liabilities		$2,223	$1,792

Weighted-average remaining lease term (in years)		8.85	8.57
Weighted-average discount rate		3.47%	3.81%

The following table presents supplemental cash flow information related to leases for the periods indicated:

	Fiscal Year Ended
	January 29, 2021	January 31, 2020
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities — operating cash outflows from operating leases	$523	$501

ROU assets obtained in exchange for new operating lease liabilities	$824	$630

The following table presents the future maturity of the Company’s operating lease liabilities under non-cancelable leases and reconciles the undiscounted cash flows for these leases to the lease liability recognized on the Consolidated Statements of Financial Position as of the date indicated:

January 29, 2021
(in millions)
Fiscal 2022	$472
Fiscal 2023	445
Fiscal 2024	324
Fiscal 2025	242
Fiscal 2026	194
Thereafter	975
Total lease payments	2,652
Less: Imputed interest	(429)
Total	$2,223
Current operating lease liabilities	$436
Non-current operating lease liabilities	$1,787

Future lease commitments after Fiscal 2026 include the ground lease on VMware, Inc.’s Palo Alto, California headquarter facilities, which expires in Fiscal 2047.

As of January 29, 2021, the Company has additional operating leases that have not yet commenced of $72 million. These operating leases will commence during Fiscal 2022 with lease terms of one year to 10 years.

NOTE 6 — DEBT

The following table summarizes the Company’s outstanding debt as of the dates indicated:

	January 29, 2021	January 31, 2020
	(in millions)
Secured Debt
Senior Secured Credit Facilities:
2.75% Term Loan B-1 Facility due September 2025	$3,143	$4,738
1.90% Term Loan A-4 Facility due December 2023	—	679
1.90% Term Loan A-6 Facility due March 2024	3,134	3,497
First Lien Notes:
4.42% due June 2021	—	4,500
5.45% due June 2023	3,750	3,750
4.00% due July 2024	1,000	1,000
5.85% due July 2025	1,000	—
6.02% due June 2026	4,500	4,500
4.90% due October 2026	1,750	1,750
6.10% due July 2027	500	—
5.30% due October 2029	1,750	1,750
6.20% due July 2030	750	—
8.10% due July 2036	1,500	1,500
8.35% due July 2046	2,000	2,000
Unsecured Debt
Unsecured Notes and Debentures:
4.625% due April 2021	400	400
7.10% due April 2028	300	300
6.50% due April 2038	388	388
5.40% due September 2040	264	264
Senior Notes:
5.875% due June 2021	1,075	1,075
7.125% due June 2024	1,625	1,625
EMC Notes:
2.650% due June 2020	—	600
3.375% due June 2023	1,000	1,000
Debt of Public Subsidiary
VMware Notes:
2.30% due August 2020	—	1,250
2.95% due August 2022	1,500	1,500
4.50% due May 2025	750	—
4.65% due May 2027	500	—
3.90% due August 2027	1,250	1,250
4.70% due May 2030	750	—
VMware Term Loan Facility	—	1,500
DFS Debt (Note 4)	9,666	7,765
Other
2.46% Margin Loan Facility due April 2022	4,000	4,000
Other	235	84
Total debt, principal amount	$48,480	$52,665

	January 29, 2021	January 31, 2020
	(in millions)
Total debt, principal amount	$48,480	$52,665
Unamortized discount, net of unamortized premium	(194)	(241)
Debt issuance costs	(302)	(368)
Total debt, carrying value	$47,984	$52,056
Total short-term debt, carrying value	$6,362	$7,737
Total long-term debt, carrying value	$41,622	$44,319

During the fiscal year ended January 29, 2021, the net decrease in the Company’s debt balance was primarily due to:
•retirement of $4.5 billion principal amount of 4.42% First Lien Notes due June 2021 via repayment of $4,265 million and open market repurchases of $235 million;
•repayment of the remaining $679 million principal amount of the Term Loan A-4 Facility;
•repayment of $1,595 million principal amount of the Term Loan B-1 Facility;
•repayment of $363 million principal amount of the Term Loan A-6 Facility;
•repayment of $1.5 billion principal amount of the VMware Term Loan Facility upon maturity;
•repayment of $1.25 billion principal amount of 2.30% VMware Notes due August 2020; and
•repayment of $600 million principal amount of 2.650% EMC Notes due June 2020 upon maturity.

These decreases in the Company’s debt balance during the fiscal year ended January 29, 2021 were partially offset by:
•issuance of $2.25 billion aggregate principal amount of First Lien Notes on April 9, 2020, described below;
•issuance of $2.0 billion aggregate principal amount of VMware Notes on April 7, 2020, described below; and
•incurrence of an additional $1.9 billion, net, in DFS debt to support the expansion of its financing receivables portfolio.

During the fiscal year ended January 31, 2020, the net decrease in the Company’s debt balance was primarily due to:
•repayment of $1.4 billion principal amount of 2.650% EMC Notes due June 2020;
•repayment of $550 million principal amount of 5.875% senior unsecured notes due June 2021;
•repayment of $600 million principal amount of 5.875% senior unsecured notes due June 2019;
•repayment of $950 million principal amount of the Term Loan A-4 Facility;
•amortization of approximately $193 million of principal under the Company’s term loan facilities;
•repayment of $162.5 million principal amount as part of the Term Loan B Facility refinancing as described below under “Refinancing Transactions during Fiscal 2020”; and
•repayment of the remaining principal amount of approximately $1,277 million of the Term Loan A-2 Facility in connection with the First Lien Notes issued on March 20, 2019, as described below under “Refinancing Transactions during Fiscal 2020.”

These decreases in the Company’s debt balance during the fiscal year ended January 31, 2020 were partially offset by:
•debt issuances in connection with refinancing activities described below under “Refinancing Transactions during Fiscal 2020”; and
•incurrence of an additional $1.8 billion, net, in DFS debt to support the expansion of its financing receivables portfolio. See Note 4 of the Notes to the Consolidated Financial Statements for more information about DFS debt.

Refinancing Transactions during Fiscal 2020

In connection with the Class V transaction described in Note 1 of the Notes to the Consolidated Financial Statements, on December 20, 2018, the Company entered into an amendment to the credit agreement for the Senior Secured Credit Facilities, described below, which included (a) a new senior secured Term Loan A-4 Facility under its Senior Secured Credit Facilities consisting of an aggregate principal amount of $1.7 billion term A-4 loans, (b) a new senior secured Term Loan A-5 Facility under the Senior Secured Credit Facilities consisting of an aggregate principal amount of $2.0 billion term A-5 loans, (c) $1.4 billion in incremental loans under the Margin Loan Facility, and (d) an increase in the aggregate revolving commitments available under the Revolving Credit Facility to $4.5 billion. See below for additional information regarding the Senior Secured Credit Facilities, the Margin Loan Facility, and the Revolving Credit Facility.

On March 7, 2019, the Company amended the Margin Loan Facility agreement to increase the aggregate principal amount of borrowings under the Margin Loan Facility by $650 million.

On March 13, 2019, the Company entered into an amendment to the credit agreement for the Senior Secured Credit Facilities to obtain a new senior secured Term Loan A-6 Facility in order to refinance the $5 billion aggregate principal amount of debt incurred in connection with the Class V transaction described in Note 1 of the Notes to the Consolidated Financial Statements. The Term Loan A-6 Facility aggregate principal amount of $3,634 million matures on March 13, 2024, of which $2,839 million aggregate principal amount represents the amounts outstanding under the Term Loan A-2 Facility that rolled over into the new facility. The remaining principal amount outstanding under the Term Loan A-2 Facility was subsequently repaid in full during the fiscal year ended January 31, 2020, partially with proceeds from a private offering of First Lien Notes described below.

On March 20, 2019, Dell International L.L.C. and EMC Corporation, both of which are wholly-owned subsidiaries of Dell Technologies Inc., completed a private offering of multiple series of First Lien Notes in an aggregate principal amount of $4.5 billion. A majority of the proceeds from the First Lien Notes issued on March 20, 2019 was used to repay all of the outstanding $3,750 million principal amount of 3.48% First Lien Notes due June 2019. In addition, proceeds of approximately $800 million of borrowings under the new Term Loan A-6 Facility, the proceeds of the $650 million increase in the Margin Loan Facility, and a portion of the proceeds from the 2019 First Lien Notes were used to repay all $2,016 million of outstanding amounts under the Term Loan A-5 Facility due December 2019. The remaining proceeds available from the 2019 First Lien Notes were used to repay a portion of outstanding amounts under the Term Loan A-2 Facility as described above, and to pay related premiums, accrued interest, fees, and expenses.

On September 19, 2019, the Company entered into a sixth refinancing amendment to the Senior Secured Credit Agreement (the “Sixth Refinancing Amendment”) to refinance the Term Loan B Facility due September 2023 with a new term loan B facility consisting of an aggregate principal amount of $4,750 million refinancing term B-1 loans maturing on September 19, 2025 (the “Term Loan B-1 Facility”). The Company used the proceeds from the Term Loan B-1 Facility, together with other available funds, to repay $4,913 million of outstanding amounts under the Term Loan B Facility due September 2023 and to pay related accrued interest, fees, and expenses.

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

As of January 29, 2021, available borrowings under the Revolving Credit Facility totaled $4.5 billion. The Senior Secured Credit Facilities provide that the borrowers have the right at any time, subject to customary conditions, to request incremental term loans or incremental revolving commitments.

Borrowings under the Senior Secured Credit Facilities bear interest at a rate per annum equal to an applicable margin, plus, at the borrowers’ option, either (a) a base rate, or (b) a London Interbank Offered Rate (“LIBOR”). The Term Loan B-1 Facility bears interest at LIBOR plus an applicable margin of 2.00% or a base rate plus an applicable margin of 1.00%. The Term Loan A-6 Facility bears interest at LIBOR plus an applicable margin ranging from 1.25% to 2.00% or a base rate plus an applicable margin ranging from 0.25% to 1.00%. Interest is payable, in the case of loans bearing interest based on LIBOR, at the end of each interest period (but at least every three months), in arrears and, in the case of loans bearing interest based on the base rate, quarterly in arrears.

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

The Company has agreed to use commercially reasonable efforts to register with the SEC notes having terms substantially identical to the terms of the First Lien Notes as part of an offer to exchange such registered notes for the First Lien Notes. The Company will be obligated to pay additional interest on the First Lien Notes if it fails to consummate such an exchange offer within five years after the closing date of the EMC merger transaction, in the case of the First Lien Notes issued on June 1, 2016, and within five years after their respective issue dates, in the case of the First Lien Notes issued on March 20, 2019 and April 9, 2020. The Company intends to register with the SEC notes having terms substantially identical to the terms of the First Lien Notes as part of an offer to exchange such registered notes for such First Lien Notes during the first half of Fiscal 2022.

China Revolving Credit Facility — The Company entered into a new revolving credit facility for China (the “China Revolving Credit Facility”) effective May 25, 2020. The new terms provide for collateralized and non-collateralized principal amounts not to exceed $1.0 billion Chinese renminbi and $1.8 billion Chinese renminbi, respectively, or equivalent amounts in U.S. dollars. Outstanding borrowings under the collateralized portion of the China Revolving Credit Facility bore interest at the loan prime rate (“LPR”) less 0.2%, for borrowings denominated in Chinese renminbi, or LIBOR plus 1.0%, for borrowings denominated in U.S. dollars, and outstanding borrowings under the non-collateralized portion bore interest at LPR less 0.2%, for borrowings denominated in Chinese renminbi, or LIBOR plus 1.4%, for borrowings denominated in U.S. dollars. The new facility expired on August 30, 2020.

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

EMC Notes — On September 7, 2016, EMC had outstanding $2.5 billion aggregate principal amount of its 1.875% Notes due June 2018 and $2.0 billion aggregate principal amount of its 2.650% Notes due June 2020, each of which was fully repaid as of the respective maturity dates, and $1.0 billion aggregate principal amount of its 3.375% Notes due June 2023 (collectively, the “EMC Notes”). Interest on the outstanding borrowings is payable semiannually.

VMware Notes — VMware, Inc. completed public offerings of unsecured senior notes in the aggregate amounts of $4.0 billion and $2.0 billion on August 21, 2017 and April 7, 2020, respectively (collectively, the “VMware Notes”). None of the net proceeds of such borrowings will be made available to support the operations or satisfy any corporate purposes of Dell Technologies, other than the operations and corporate purposes of VMware, Inc. and VMware, Inc.’s subsidiaries.

VMware Revolving Credit Facility — On September 12, 2017, VMware, Inc. entered into an unsecured credit agreement, establishing a revolving credit facility (the “VMware Revolving Credit Facility”), with a syndicate of lenders that provides the company with a borrowing capacity of up to $1.0 billion for VMware, Inc. general corporate purposes. Commitments under the VMware Revolving Credit Facility are available for a period of five years, which may be extended, subject to the satisfaction of certain conditions, by up to two one year periods. The credit agreement contains certain representations, warranties, and covenants. Commitment fees, interest rates, and other terms of borrowings under the VMware Revolving Credit Facility may vary based on VMware, Inc.’s external credit ratings. None of the net proceeds of such borrowings will be made available to support the operations or satisfy any corporate purposes of Dell Technologies, other than the operations and corporate purposes of VMware, Inc. and VMware, Inc.’s subsidiaries. As of January 29, 2021, there were no outstanding borrowings under the VMware Revolving Credit Facility.

VMware Term Loan Facility — On September 26, 2019, VMware, Inc. entered into a senior unsecured term loan facility (the “VMware Term Loan Facility”) with a syndicate of lenders that provided VMware, Inc. with a borrowing capacity of up to $2.0 billion through February 7, 2020 for VMware, Inc. general corporate purposes. During the three months ended October 30, 2020, VMware, Inc. repaid the outstanding borrowings of $1.5 billion under the VMware Term Loan Facility.

DFS Debt

See Note 4 and Note 7 of the Notes to the Consolidated Financial Statements, respectively, for discussion of DFS debt and the interest rate swap agreements that hedge a portion of that debt.

Other

Margin Loan Facility — On April 12, 2017, the Company entered into the Margin Loan Facility in an aggregate principal amount of $2.0 billion, under which VMW Holdco LLC, a wholly-owned subsidiary of EMC, is the borrower. In connection with the Class V transaction described in Note 1 of the Notes to the Consolidated Financial Statements, on December 20, 2018, the Company amended the Margin Loan Facility to increase the aggregate principal amount of the facility to $3.35 billion. In connection with obtaining the Term Loan A-6 Facility during the fiscal year ended January 31, 2020, the Company increased the aggregate principal amount of the Margin Loan Facility to $4.0 billion.

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

Aggregate Future Maturities

The following tables presents the aggregate future maturities of the Company’s debt as of January 29, 2021 for the periods indicated:

	Maturities by Fiscal Year
	2022	2023	2024	2025	2026	Thereafter	Total
	(in millions)
Senior Secured Credit Facilities and First Lien Notes	$—	$241	$6,023	$1,774	$3,989	$12,750	$24,777
Unsecured Notes and Debentures	400	—	—	—	—	952	1,352
Senior Notes and EMC Notes	1,075	—	1,000	1,625	—	—	3,700
VMware Notes	—	1,500	—	—	750	2,500	4,750
DFS Debt	4,888	3,722	339	709	8	—	9,666
Margin Loan Facility	—	4,000	—	—	—	—	4,000
Other	11	12	172	7	9	24	235
Total maturities, principal amount	6,374	9,475	7,534	4,115	4,756	16,226	48,480
Associated carrying value adjustments	(12)	(17)	(33)	(74)	(44)	(316)	(496)
Total maturities, carrying value amount	$6,362	$9,458	$7,501	$4,041	$4,712	$15,910	$47,984

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

As of January 29, 2021, the Company had certain consolidated subsidiaries that were designated as unrestricted subsidiaries for all purposes of the applicable credit agreements and the indentures governing the First Lien Notes and the Senior Notes. Substantially all of the net assets of the Company’s consolidated subsidiaries were restricted, with the exception of the Company’s unrestricted subsidiaries, primarily VMware Inc., Secureworks, and their respective subsidiaries, as of January 29, 2021.

The Term Loan A-6 Facility and the Revolving Credit Facility are subject to a first lien leverage ratio covenant that is tested at the end of each fiscal quarter of Dell with respect to Dell’s preceding four fiscal quarters. The Company was in compliance with all financial covenants as of January 29, 2021.

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

During the fiscal years ended January 29, 2021, January 31, 2020, and February 1, 2019, the Company did not discontinue any cash flow hedges related to foreign exchange contracts that had a material impact on the Company’s results of operations due to the probability that the forecasted cash flows would not occur.

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

Derivative Instruments

Notional Amounts of Outstanding Derivative Instruments

	January 29, 2021	January 31, 2020
	(in millions)
Foreign exchange contracts:
Designated as cash flow hedging instruments	$6,840	$8,703
Non-designated as hedging instruments	9,890	7,711
Total	$16,730	$16,414
Interest rate contracts:
Non-designated as hedging instruments	$5,859	$4,043

Effect of Derivative Instruments Designated as Hedging Instruments on the Consolidated Statements of Financial Position and the Consolidated Statements of Income (Loss)

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in Accumulated OCI, Net of Tax, on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income
	(in millions)		(in millions)
For the fiscal year ended January 29, 2021
		Total net revenue	$(105)
Foreign exchange contracts	$(200)	Total cost of net revenue	5
Interest rate contracts	—	Interest and other, net	—
Total	$(200)		$(100)

For the fiscal year ended January 31, 2020
		Total net revenue	$226
Foreign exchange contracts	$269	Total cost of net revenue	—
Interest rate contracts	—	Interest and other, net	—
Total	$269		$226

For the fiscal year ended February 1, 2019
		Total net revenue	$225
Foreign exchange contracts	$299	Total cost of net revenue	—
Interest rate contracts	—	Interest and other, net	—
Total	$299		$225

Effect of Derivative Instruments Not Designated as Hedging Instruments on the Consolidated Statements of Income (Loss)

	Fiscal Year Ended
	January 29, 2021	January 31, 2020	February 1, 2019	Location of Gain (Loss) Recognized
	(in millions)
Foreign exchange contracts	$107	$(152)	$(67)	Interest and other, net
Interest rate contracts	(45)	(28)	(8)	Interest and other, net
Total	$62	$(180)	$(75)

Fair Value of Derivative Instruments in the Consolidated Statements of Financial Position

The Company presents its foreign exchange derivative instruments on a net basis in the Consolidated Statements of Financial Position due to the right of offset by its counterparties under master netting arrangements. The following tables present the fair value of those derivative instruments presented on a gross basis as the dates indicated:

	January 29, 2021
	Other Current Assets	Other Non- Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value
	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange contracts in an asset position	$28	$—	$18	$—	$46
Foreign exchange contracts in a liability position	(10)	—	(15)	—	(25)
Net asset (liability)	18	—	3	—	21
Derivatives not designated as hedging instruments:
Foreign exchange contracts in an asset position	184	—	58	—	242
Foreign exchange contracts in a liability position	(108)	—	(159)	(4)	(271)
Interest rate contracts in an asset position	—	10	—	—	10
Interest rate contracts in a liability position	—	—	—	(31)	(31)
Net asset (liability)	76	10	(101)	(35)	(50)
Total derivatives at fair value	$94	$10	$(98)	$(35)	$(29)

	January 31, 2020
	Other Current Assets	Other Non- Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value
	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange contracts in an asset position	$108	$—	$15	$—	$123
Foreign exchange contracts in a liability position	(2)	—	(3)	—	(5)
Net asset (liability)	106	—	12	—	118
Derivatives not designated as hedging instruments:
Foreign exchange contracts in an asset position	136	—	39	—	175
Foreign exchange contracts in a liability position	(162)	—	(81)	(6)	(249)
Interest rate contracts in an asset position	—	1	—	—	1
Interest rate contracts in a liability position	—	—	—	(32)	(32)
Net asset (liability)	(26)	1	(42)	(38)	(105)
Total derivatives at fair value	$80	$1	$(30)	$(38)	$13

The following tables present the gross amounts of the Company’s derivative instruments, amounts offset due to master netting agreements with the Company’s counterparties, and the net amounts recognized in the Consolidated Statements of Financial Position as of the dates indicated:

	January 29, 2021
	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ (Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount of Assets/ (Liabilities) Recognized in the Consolidated Statement of Financial Position
				Financial Instruments	Cash Collateral Received or Pledged
	(in millions)
Derivative instruments:
Financial assets	$298	$(194)	$104	$—	$—	$104
Financial liabilities	(327)	194	(133)	—	2	(131)
Total derivative instruments	$(29)	$—	$(29)	$—	$2	$(27)

	January 31, 2020
	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ (Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount of Assets/ (Liabilities) Recognized in the Consolidated Statement of Financial Position
				Financial Instruments	Cash Collateral Received or Pledged
	(in millions)
Derivative instruments:
Financial assets	$299	$(218)	$81	$—	$—	$81
Financial liabilities	(286)	218	(68)	—	15	(53)
Total derivative instruments	$13	$—	$13	$—	$15	$28

NOTE 8 — BUSINESS COMBINATIONS, GOODWILL AND INTANGIBLE ASSETS

Business Combinations

Fiscal year ended January 29, 2021

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

Datrium, Inc. — During the three months ended July 31, 2020, VMware, Inc. completed the acquisition of Datrium, Inc., a provider of cloud-native disaster recovery solutions, to broaden the VMware Site Recovery Disaster Recovery as a Service offerings. The total purchase price, net of cash acquired, was $137 million. The purchase price primarily included $25 million of identifiable intangible assets and $91 million of goodwill. The identifiable intangible assets, which primarily consisted of completed technology, have estimated useful lives of three years to five years. During the three months ended January 29, 2021, VMware, Inc. evaluated facts and circumstances that existed as of the acquisition date and adjusted the provisional amount recorded to deferred tax asset, resulting in an increase of $40 million to goodwill, and determined that intangible assets and goodwill are expected to be deductible for tax purposes.

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

Other Fiscal 2021 Acquisitions — During the fiscal year ended January 29, 2021, VMware, Inc. completed five other acquisitions, which were not material, individually or in aggregate, to the Consolidated Financial Statements. VMware, Inc. expects these acquisitions to enhance its product features and capabilities for its VMware Carbon Black Cloud and vRealize Operations offerings. The aggregate purchase price for these five acquisitions, net of cash acquired, was $62 million and primarily included $52 million of identifiable intangible assets and $16 million of goodwill, of which $24 million is expected to be deductible for tax purposes. The identifiable intangible assets, which primarily consisted of completed technology, have estimated useful lives of one year to five years.

For each of the acquisitions completed during the fiscal year ended January 29, 2021, the excess of the purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill, which management believes represents synergies expected from combining the technologies of VMware, Inc. with those of the acquired businesses. The estimated fair value assigned to the tangible assets, identifiable intangible assets, and assumed liabilities were based on management's estimates and assumptions. The initial allocation of the purchase price was based on preliminary valuations and assumptions and is subject to change within the measurement period. VMware, Inc. expects to finalize the allocation of the purchase price within the measurement period.

The pro forma financial information assuming these Fiscal 2021 acquisitions had occurred as of the beginning of the fiscal year prior to the fiscal year of acquisition, as well as the revenue and earnings generated during the current fiscal year, were not material for disclosure purposes.

Fiscal year ended January 31, 2020

VMware, Inc. Acquisition of Carbon Black, Inc.

On October 8, 2019, VMware, Inc. completed the acquisition of Carbon Black, Inc. (“Carbon Black”), a developer of cloud-native endpoint protection, in a cash tender offer for all of the outstanding shares of Carbon Black’s common stock, at a price of $26.00 per share. VMware, Inc. acquired Carbon Black to create a comprehensive intrinsic security portfolio to protect workloads, clients, and infrastructure from cloud to edge. VMware, Inc. believes that the acquisition will result in synergies with the Carbon Black platform and VMware NSX and VMware Workspace ONE offerings, among others, and enable VMware, Inc. to offer a highly-differentiated intrinsic security platform addressing multiple concerns of the security industry. The total purchase price was $2.0 billion, net of cash acquired of $111 million.

Merger consideration totaling $18 million is held with a third-party paying agent and is payable to a certain employee of Carbon Black subject to specified future employment conditions, and is being recognized as an expense over the requisite service period of approximately two years on a straight-line basis.

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

The following table summarizes the allocation of the consideration to the fair value of the assets acquired and liabilities assumed on the date of acquisition (in millions):

Cash	$111
Accounts receivable	58
Intangible assets	492
Goodwill	1,588
Other acquired assets	52
Total assets acquired	2,301
Deferred revenue	151
Other assumed liabilities	45
Total liabilities assumed	196
Fair value of assets acquired and liabilities assumed	$2,105

The following table summarizes the components of the intangible assets acquired and their estimated useful lives by VMware, Inc. in conjunction with the acquisition:

	Weighted-Average Useful Lives	Fair Value Amount
	(in years)	(in millions)
Purchased technology	4.2	$232
Customer relationships and customer lists	7.0	215
Trademarks and tradenames	5.0	25
Other	2.0	20
Total definite-lived intangible assets		$492

The excess of the purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The estimated fair value assigned to the tangible assets, identifiable intangible assets, and assumed liabilities were based on VMware, Inc. management's estimates and assumptions. Goodwill and identifiable intangible assets were not deductible for tax purposes.

Other VMware, Inc. Acquisitions

During the fiscal year ended January 31, 2020, VMware, Inc. completed the acquisition of Avi Networks, Inc., a provider of multi-cloud application delivery services. Together, VMware, Inc. and Avi Networks, Inc. expect to deliver a software defined networking stack built for the multi-cloud environment. The total purchase price was $326 million, net of cash acquired of $9 million. The purchase price primarily included $94 million of identifiable intangible assets and $228 million of goodwill that was not deductible for tax purposes.

VMware, Inc. completed other acquisitions during the fiscal year ended January 31, 2020 which were not material, individually or in aggregate, to the Consolidated Financial Statements. VMware, Inc. expects that these acquisitions will enhance its product features and capabilities for its software-defined data center solutions and software-as-a-service offerings.

Fiscal year ended February 1, 2019

VMware, Inc. Acquisitions

CloudHealth Technologies, Inc. — During the third quarter of the fiscal year ended February 1, 2019, VMware, Inc. completed the acquisition of CloudHealth Technologies, Inc. (“CloudHealth Technologies”). CloudHealth Technologies delivers a cloud operations platform that enables customers to analyze and manage cloud cost, usage, security, and performance centrally for native public clouds, which expanded VMware, Inc’s portfolio of multi-cloud management solutions. The total purchase price was $495 million, net of cash acquired of $26 million. The fair value of assumed unvested equity awards attributed to post-combination services was $39 million and will be expensed over the remaining requisite service periods on a straight-line basis.
Heptio Inc. — During the fourth quarter of the fiscal year ended February 1, 2019, VMware, Inc. completed the acquisition of Heptio Inc. (“Heptio”), a provider of products and services that help enterprises deploy and operationalize Kubernetes. VMware, Inc. acquired Heptio to enhance VMware, Inc’s Kubernetes portfolio and cloud native strategy. The total purchase price was $420 million, net of cash acquired of $15 million. Merger consideration totaling $117 million, including $24 million being held in escrow, is payable to certain employees of Heptio subject to specified future employment conditions and is being recognized as expense over the requisite service period of approximately four years on a straight-line basis. The fair value of assumed unvested equity awards attributed to post-combination services was $47 million and will be expensed over the remaining requisite service periods on a straight-line basis.

Goodwill

The Infrastructure Solutions Group, Client Solutions Group, and VMware reporting units are consistent with the reportable segments identified in Note 19 of the Notes to the Consolidated Financial Statements. Offerings within Other businesses as defined below represent separate reporting units.

During the fiscal year ended January 31, 2020, VMware, Inc. completed its acquisition of Pivotal which was accounted for as a transaction by entities under common control, and Dell Technologies now reports Pivotal results within the VMware reportable segment. Pivotal results and goodwill were previously included within Other businesses. The historical segment results and the historical carrying amounts of goodwill attributable to Pivotal ($2.2 billion as of February 1, 2019) were recast to reflect this change. See Note 19 of the Notes to the Consolidated Financial Statements for the recast of segment results.

The following table presents goodwill allocated to the Company’s reportable segments and changes in the carrying amount of goodwill as of the dates indicated:

	Infrastructure Solutions Group	Client Solutions Group	VMware	Other Businesses (a)	Total
	(in millions)
Balances as of February 1, 2019	$15,199	$4,237	$18,621	$2,032	$40,089
Goodwill acquired (b)	—	—	1,911	16	1,927
Impact of foreign currency translation	(110)	—	—	(8)	(118)
Goodwill impaired (c)	—	—	—	(207)	(207)
Balances as of January 31, 2020	15,089	4,237	20,532	1,833	41,691
Goodwill acquired (b)	—	—	270	9	279
Impact of foreign currency translation	235	—	—	9	244
Goodwill divested (d)	—	—	—	(1,385)	(1,385)
Balances as of January 29, 2021	$15,324	$4,237	$20,802	$466	$40,829
____________________
(a)    As of January 29, 2021, goodwill allocated to Other businesses consists of Secureworks, Virtustream, and Boomi.
(b)    Related primarily to VMware, Inc. business combinations completed during the fiscal years ended January 29, 2021 and January 31, 2020, as discussed above.
(c)    The Company recognized goodwill impairment charges related to Virtustream during the fiscal year ended January 31, 2020, as discussed below.
(d) During the three months ended October 30, 2020, Dell Technologies closed the transaction to sell RSA Security. Prior to the divestiture, RSA Security was included within Other businesses. See Note 1 of the Notes to the Consolidated Financial Statements for additional information about the divestiture of RSA Security.

Goodwill Impairment Tests — Goodwill and indefinite-lived intangible assets are tested for impairment annually during the third fiscal quarter and whenever events or circumstances may indicate that an impairment has occurred. As a result of the changes in the current economic environment related to the COVID-19 pandemic, the Company considered whether there was a potential triggering event requiring the evaluation of whether goodwill of any of the reporting units should be tested for impairment. The Company determined there was no triggering event in previous quarters during Fiscal 2021, and no impairment test was performed other than the Company’s annual impairment review in the third quarter of Fiscal 2021.

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

Management exercised significant judgment related to the above assessment, including the identification of goodwill reporting units, assignment of assets and liabilities to goodwill reporting units, assignment of goodwill to reporting units, and determination of the fair value of each goodwill reporting unit. The fair value of each goodwill reporting unit is generally estimated using a combination of public company multiples and discounted cash flow methodologies, unless the reporting unit relates to a publicly-traded entity (VMware, Inc. or Secureworks), in which case the fair value is determined based primarily on the public company market valuation. The discounted cash flow and public company multiples methodologies require significant judgment, including estimation of future revenues, gross margins, and operating expenses, which are dependent on internal forecasts, current and anticipated economic conditions and trends, selection of market multiples through assessment of the reporting unit’s performance relative to peer competitors, the estimation of the long-term revenue growth rate and discount rate of the Company’s business, and the determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the fair value of the goodwill reporting unit, potentially resulting in a non-cash impairment charge.

The fair value of the indefinite-lived trade names is generally estimated using discounted cash flow methodologies. The discounted cash flow methodology requires significant judgment, including estimation of future revenue, the estimation of the long-term revenue growth rate of the Company’s business and the determination of the Company’s weighted average cost of capital and royalty rates. Changes in these estimates and assumptions could materially affect the fair value of the indefinite-lived intangible assets, potentially resulting in a non-cash impairment charge.

Based on the results of the annual impairment test performed during the fiscal year ended January 29, 2021, the fair values of each of the reporting units exceeded their carrying values.

During the fiscal year ended January 31, 2020, an interim impairment assessment of Virtustream was required. There were no remaining balances of Virtustream goodwill, intangible assets, or property, plant, and equipment as of January 31, 2020 following the pre-tax asset impairment charge of $619 million ($524 million net of tax benefits) recognized during the fiscal year ended January 31, 2020, and a gross goodwill impairment charge of $190 million recognized during the fiscal year ended February 1, 2019. The asset impairment charge during the fiscal year ended January 31, 2020 was comprised of $207 million of goodwill, $266 million of intangible assets, net, $146 million of property plant and equipment, net, and $95 million of other non-current liabilities related to deferred income taxes. The impairments were reflected in Other, net within cash flows from operating activities on the Consolidated Statements of Cash Flows.

Intangible Assets

The following table presents the Company’s intangible assets as of the dates indicated:

	January 29, 2021			January 31, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in millions)
Customer relationships	$22,394	$(15,448)	$6,946	$22,950	$(13,821)	$9,129
Developed technology	15,488	(12,136)	3,352	15,707	(10,974)	4,733
Trade names	1,285	(909)	376	1,306	(816)	490
Definite-lived intangible assets	39,167	(28,493)	10,674	39,963	(25,611)	14,352
Indefinite-lived trade names	3,755	—	3,755	3,755	—	3,755
Total intangible assets	$42,922	$(28,493)	$14,429	$43,718	$(25,611)	$18,107

Amortization expense related to definite-lived intangible assets was approximately $3.4 billion, $4.4 billion, and $6.1 billion for the fiscal years ended January 29, 2021, January 31, 2020, and February 1, 2019, respectively. There were no material impairment charges related to intangible assets during the fiscal year ended January 29, 2021. During the fiscal year ended January 31, 2020, an impairment charge related to Virtustream intangible assets, net was approximately $266 million, as discussed above. During the fiscal year ended February 1, 2019, due to Virtustream business changes, the Virtustream definite-lived intangible assets were tested for impairment using a quantitative analysis, and no impairment was identified.

During the three months ended May 1, 2020, the Company recognized proceeds and a gain of $120 million from the sale of certain internally developed intellectual property assets.

The following table presents the estimated future annual pre-tax amortization expense of definite-lived intangible assets as of the date indicated:

January 29, 2021
(in millions)
Fiscal 2022	$2,702
Fiscal 2023	1,824
Fiscal 2024	1,455
Fiscal 2025	1,105
Fiscal 2026	859
Thereafter	2,729
Total	$10,674

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

The following table presents the changes in the Company’s deferred revenue for the periods indicated:

	Fiscal Year Ended
	January 29, 2021	January 31, 2020
	(in millions)
Deferred revenue:
Deferred revenue at beginning of period	$27,800	$24,010
Revenue deferrals	25,475	23,315
Revenue recognized	(22,213)	(19,676)
Other (a) (b)	(261)	151
Deferred revenue at end of period	$30,801	$27,800
Short-term deferred revenue	$16,525	$14,881
Long-term deferred revenue	$14,276	$12,919
____________________
(a)    For the fiscal year ended January 29, 2021, Other consists of divested deferred revenue from the sale of RSA Security. See Note 1 of the Notes to the Consolidated Financial Statements for more information about the divestiture of RSA Security.
(b)    For the fiscal year ended January 31, 2020, Other consists of acquired deferred revenue from Carbon Black, Inc. by VMware, Inc.

Remaining Performance Obligations — Remaining performance obligations represent the aggregate amount of the transaction price allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include deferred revenue plus unbilled amounts not yet recorded in deferred revenue. The value of the transaction price allocated to remaining performance obligations as of January 29, 2021 was approximately $41 billion. The Company expects to recognize approximately 60% of remaining performance obligations as revenue in the next twelve months, and the remainder thereafter.

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

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Purchase Obligations

The Company has contractual obligations to purchase goods or services, which specify significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. As of January 29, 2021, purchase obligations were $4,885 million, $462 million, and $531 million for Fiscal 2022, Fiscal 2023, and Fiscal 2024 and thereafter, respectively.

Lease Commitments

The Company leases property and equipment, manufacturing facilities, and office space under non-cancelable leases. As of January 29, 2021, the future maturity of the Company’s operating lease liabilities under non-cancelable leases was as follows: $472 million in Fiscal 2022; $445 million in Fiscal 2023; $324 million in Fiscal 2024; $242 million in Fiscal 2025; $194 million in Fiscal 2026; and $975 million thereafter.

The amount of future lease commitments after Fiscal 2026 includes the ground lease on VMware, Inc.’s Palo Alto, California headquarter facilities, which expires in Fiscal 2047.

As of January 29, 2021, the Company has additional operating leases that have not yet commenced of $72 million. These operating leases will commence during Fiscal 2022 with lease terms of one year to 10 years.

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

The following is a discussion of the Company’s significant legal matters and other proceedings:

Class Actions Related to the Class V Transaction — Four purported stockholders brought putative class action complaints arising out of the Class V transaction described in Note 1 of the Notes to the Consolidated Financial Statements. The actions were captioned Hallandale Beach Police and Fire Retirement Plan v. Michael Dell et al. (Civil Action No. 2018-0816-JTL), Howard Karp v. Michael Dell et al. (Civil Action No. 2019-0032-JTL), Miramar Police Officers’ Retirement Plan v. Michael Dell et al. (Civil Action No. 2019-0049-JTL), and Steamfitters Local 449 Pension Plan v. Michael Dell et al. (Civil Action No. 2019-0115-JTL). The four actions were consolidated in the Delaware Chancery Court into In Re Dell Class V Litigation (Consol. C.A. No. 2018-0816-JTL), which names as defendants the Company’s board of directors and certain stockholders of the Company, including Michael S. Dell. The plaintiffs generally allege that the defendants breached their fiduciary duties to the former holders of Class V Common Stock in connection with the Class V transaction by allegedly causing the Company to enter into a transaction that favored the interests of the controlling stockholders at the expense of such former stockholders. The plaintiffs seek, among other remedies, a judicial declaration that the defendants breached their fiduciary duties and an award of damages, fees, and costs. The plaintiffs filed an amended complaint in August 2019 making substantially similar allegations to those described above. The defendants filed a motion to dismiss the action in September 2019. The court denied the motion in June 2020 and the case is currently in the discovery phase.

Patent Litigation — On April 25, 2019, Cirba Inc. and Cirba IP, Inc. (collectively, “Cirba”) filed a lawsuit against VMware, Inc. in the United States District Court for the District of Delaware (the “Delaware Court”), alleging two patent infringement claims and three trademark infringement-related claims (the “First Action”).  On May 6, 2019, Cirba filed a motion seeking a preliminary injunction tied to one of the two patents it alleges VMware, Inc. infringes.  Following a hearing on August 6, 2019, the Delaware Court denied Cirba’s preliminary injunction motion. On August 20, 2019, VMware, Inc. filed counterclaims against Cirba, asserting among other claims that Cirba is infringing four VMware, Inc. patents.  The Delaware Court severed those claims from the January 2020 trial on Cirba’s claims. The trial on Cirba’s claims in Delaware was completed on January 23, 2020, and on January 24, 2020, the jury returned a verdict finding that VMware, Inc. willfully infringed the two asserted patents and awarding approximately $237 million in damages. The jury further found that VMware, Inc. was not liable on Cirba’s trademark infringement-related claims. A total of $237 million was accrued for the First Action, which reflected the estimated losses that were considered both probable and reasonably estimable at that time. The amount accrued for this matter was included in Accrued and other in the Consolidated Statements of Financial Position as of January 31, 2020, and the charge was classified in Selling, general and administrative in the Consolidated Statements of Income (Loss) during the fiscal year ended January 31, 2020. On March 9, 2020, the parties filed post-trial motions in the First Action. On December 21, 2020, the Delaware Court granted VMware, Inc.’s request for a new trial based, in part, on Cirba Inc.’s lack of standing, set aside the verdict and damages award, and denied Cirba’s post-trial motions (the “Post-Trial Order”).

On October 22, 2019, VMware, Inc. filed a separate patent infringement lawsuit against Cirba Inc. in the United States District Court for the Eastern District of Virginia, asserting that Cirba infringes four additional VMware, Inc. patents (the “Second Action”). The Virginia court transferred the Second Action to the Delaware Court on February 25, 2020. On March 23, 2020, Cirba filed a counterclaim asserting one additional patent infringement claim against VMware, Inc. The Delaware Court consolidated the First and Second Actions and ordered a consolidated trial on all of the parties’ patent infringement claims and counterclaims. The parties have proposed April 24, 2023 as the date for a consolidated trial. On January 20, 2021, Cirba moved to certify the Post-Trial Order to enable an interlocutory appeal to the United States Court of Appeals for the Federal Circuit. This motion has been fully briefed and is now pending before the Delaware Court. As of January 29, 2021, VMware, Inc. reassessed its estimated loss accrual for the First Action based on the Post-Trial Order and determined that a loss is no longer probable and reasonably estimable with respect to the consolidated First and Second Actions. Accordingly, the estimated loss accrual recognized during the fiscal year ended January 31, 2020 totaling $237 million was adjusted to $0 with the credit included in Selling, general, and administrative in the Consolidated Statements of Income (Loss) during the fiscal year ended January 29, 2021. VMware, Inc. is unable at this time to assess whether, or to what extent, it may be found liable and, if found liable, what the damages may be. VMware, Inc. intends to vigorously defend itself in this matter.

Class Actions Related to VMware, Inc.’s Acquisition of Pivotal — Two purported stockholders brought putative class action complaints arising out of VMware, Inc.’s acquisition of Pivotal Software, Inc. on December 30, 2019 as described in Note 1 of the Notes to the Consolidated Financial Statements. The two actions were consolidated in the Delaware Chancery Court into In re: Pivotal Software, Inc. Stockholders Litigation (Civil Action No. 2020-0440-KSJM). The complaint names as defendants the Company, VMware, Inc., Michael S. Dell, and certain officers of Pivotal. The plaintiffs generally allege that the defendants breached their fiduciary duties to the former holders of Pivotal Class A Common Stock in connection with VMware, Inc.’s acquisition of Pivotal by allegedly causing Pivotal to enter into a transaction that favored the interests of Pivotal’s controlling stockholders at the expense of such former stockholders. The plaintiffs seek, among other remedies, a judicial declaration that the defendants breached their fiduciary duties and an award of damages, fees, and costs.

Other Litigation — Dell does not currently anticipate that any of the other various legal proceedings it is involved in will have a material adverse effect on its business, financial condition, results of operations, or cash flows.

As of January 29, 2021, the Company does not believe there is a reasonable possibility that a material loss exceeding the amounts already accrued for these or other proceedings or matters has been incurred. However, since the ultimate resolution of any such proceedings and matters is inherently unpredictable, the Company’s business, financial condition, results of operations, or cash flows could be materially affected in any particular period by unfavorable outcomes in one or more of these proceedings or matters. Whether the outcome of any claim, suit, assessment, investigation, or legal proceeding, individually or collectively, could have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows will depend on a number of variables, including the nature, timing, and amount of any associated expenses, amounts paid in settlement, damages, or other remedies or consequences.

Indemnifications

In the ordinary course of business, the Company enters into various contracts under which it may agree to indemnify other parties for losses incurred from certain events as defined in the relevant contract, such as litigation, regulatory penalties, or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. Historically, payments related to these indemnifications have not been material to the Company.

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

The Company markets and sells its products and services to large corporate clients, governments, and health care and education accounts, as well as to small and medium-sized businesses and individuals. No single customer accounted for more than 10% of the Company’s consolidated net revenue during the fiscal year ended January 29, 2021, January 31, 2020, or February 1, 2019.

The Company utilizes a limited number of contract manufacturers that assemble a portion of its products. The Company may purchase components from suppliers and sell those components to such contract manufacturers, thereby creating receivables balances from the contract manufacturers. The agreements with the majority of the contract manufacturers permit the Company to offset its payables against these receivables, thus mitigating the credit risk wholly or in part. Receivables from the Company’s four largest contract manufacturers represented the majority of the Company’s gross non-trade receivables of $4.1 billion and $3.2 billion as of January 29, 2021 and January 31, 2020, respectively, of which $3.1 billion and $2.6 billion as of January 29, 2021 and January 31, 2020, respectively, have been offset against the corresponding payables. The portion of receivables not offset against payables is included in other current assets in the Consolidated Statements of Financial Position. The Company does not reflect the sale of the components in revenue and does not recognize any profit on the component sales until the related products are sold.

NOTE 11 — INCOME AND OTHER TAXES

The following table presents components of the income tax expense (benefit) recognized for the periods indicated:

	Fiscal Year Ended
	January 29, 2021	January 31, 2020	February 1, 2019
	(in millions)
Current:
Federal	$(526)	$(150)	$461
State/local	29	69	74
Foreign	1,061	887	616
Current	564	806	1,151
Deferred:
Federal	23	(862)	(1,150)
State/local	(145)	(150)	(85)
Foreign	(277)	(5,327)	(96)
Deferred	(399)	(6,339)	(1,331)
Income tax expense (benefit)	$165	$(5,533)	$(180)

The Company’s provision for income taxes for the fiscal periods reflected in the Consolidated Financial Statements are not directly comparable primarily due to the intra-entity asset transfers of certain of its intellectual property (“IP”) completed in the fiscal year ended January 31, 2020. During the fiscal years ended January 29, 2021 and January 31, 2020, the Company completed intra-entity asset transfers of certain of its IP to Irish subsidiaries, resulting in discrete tax benefits of $59 million and $4.9 billion, respectively. The tax benefit for each intra-entity asset transfer was recorded as a deferred tax asset in the period of transaction and represents the book and tax basis difference on the transferred assets measured based on the IP’s current fair value and applicable Irish statutory tax rate. The Company expects to be able to realize the deferred tax assets resulting from these intra-entity asset transfers.

The following table presents components of income (loss) before income taxes for the periods indicated:

	Fiscal Year Ended
	January 29, 2021	January 31, 2020	February 1, 2019
	(in millions)
Domestic	$(1,066)	$(3,067)	$(4,645)
Foreign	4,736	3,063	2,284
Income (loss) before income taxes	$3,670	$(4)	$(2,361)

The following table presents a reconciliation of the Company’s effective tax rate to the statutory U.S. federal tax rate for the periods indicated:

	Fiscal Year Ended
	January 29, 2021	January 31, 2020	February 1, 2019
U.S. federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	(1.5)	1194.6	0.5
Tax impact of foreign operations	2.2	(2741.3)	(19.5)
Impact of intangible property transfers	(1.6)	123367.9	—
Change in valuation allowance	0.5	1030.6	(6.6)
Indirect tax effects of adoption of new revenue standard	—	—	6.5
U.S. Tax Reform (a)	—	—	1.5
U.S. tax audit settlement	(20.3)	7615.7	—
Non-deductible transaction-related costs	0.7	(700.0)	(1.9)
Stock-based compensation	(1.6)	5873.2	4.1
U.S. R&D tax credits	(3.8)	4424.9	6.9
RSA Security divestiture	7.8	—	—
Other	1.1	(1761.6)	(4.9)
Total	4.5%	138325.0%	7.6%
____________________
(a)    Impact of the Tax Cuts and Jobs Act (“U.S. Tax Reform”), which was enacted by the U.S. federal government in December 2017. The Company completed its accounting for the income tax effects of U.S. Tax Reform during the fourth quarter of the fiscal year ended February 1, 2019.

The changes in the Company’s effective tax rates for the fiscal year ended January 29, 2021 as compared to the fiscal year ended January 31, 2020 and for the fiscal year ended January 31, 2020 as compared to the fiscal year ended February 1, 2019 were primarily driven by discrete tax items and a change in the Company’s jurisdictional mix of income.

The Company’s effective tax rate for the fiscal year ended January 29, 2021 includes discrete tax benefits of $746 million related to an audit settlement, $159 million related to stock-based compensation, and $59 million from an intra-entity asset transfer as described above. For the fiscal year ended January 29, 2021, the Company’s effective income tax rate also includes a discrete tax expense of $359 million relating to the divestiture of RSA Security during the period due to the relatively low tax basis for the assets sold, particularly goodwill, as discussed in Note 1 of the Notes to the Consolidated Financial Statements. The Company’s effective tax rate for the fiscal year ended January 31, 2020 includes discrete tax benefits of $4.9 billion related to similar intra-entity asset transfers as described above, $351 million related to stock-based compensation, $305 million related to an audit settlement, and $95 million related to Virtustream impairment charges discussed in Note 8 of the Notes to the Consolidated Financial Statements and included in Other in the table above. For the fiscal year ended February 1, 2019, the Company’s effective tax rate included $154 million of discrete tax benefits resulting from the impact of its adoption of the new revenue recognition standard.

The differences between the Company’s effective income tax rates and the U.S. federal statutory rate of 21% principally result from the geographical distribution of income, differences between the book and tax treatment of certain items, and the discrete tax items discussed above. In certain jurisdictions, the Company’s tax rate is significantly less than the applicable statutory rate as a result of tax holidays. The majority of the Company’s foreign income that is subject to these tax holidays and lower tax rates is attributable to Singapore, China, and Malaysia. A significant portion of these income tax benefits relate to a tax holiday that will be effective until January 31, 2029.  The Company’s other tax holidays will expire in whole or in part during fiscal years 2022 through 2030. Many of these tax holidays and reduced tax rates may be extended when certain conditions are met or may be terminated early if certain conditions are not met. As of January 29, 2021, the Company was not aware of any matters of noncompliance related to these tax holidays. For the fiscal years ended January 29, 2021, January 31, 2020, and February 1, 2019, the income tax benefits attributable to the tax status of the affected subsidiaries were estimated to be approximately $359 million ($0.47 per share of Dell Technologies Common Stock), $444 million ($0.59 per share of Dell Technologies Common Stock), and $313 million ($0.54 per share of DHI Group Common Stock), respectively. These income tax benefits are included in tax impact of foreign operations in the table above.

The Company believes a significant portion of the Company’s undistributed earnings as of January 29, 2021 will not be subject to further U.S. federal taxation.  As of January 29, 2021, the Company has undistributed earnings of certain foreign subsidiaries of approximately $36.5 billion that remain indefinitely reinvested, and as such has not recognized a deferred tax liability. Determination of the amount of unrecognized deferred income tax liability related to these undistributed earnings is not practicable.

The following table presents the components of the Company’s net deferred tax assets (liabilities) as of the dates indicated:

	January 29, 2021	January 31, 2020
	(in millions)
Deferred tax assets:
Deferred revenue and warranty provisions	$1,851	$1,672
Provisions for product returns and doubtful accounts	133	107
Credit carryforwards	1,531	1,951
Loss carryforwards	614	580
Operating and compensation related accruals	774	744
Operating leases	238	239
Intangible assets	3,060	2,420
Other	361	205
Deferred tax assets	8,562	7,918
Valuation allowance	(1,709)	(1,687)
Deferred tax assets, net of valuation allowance	6,853	6,231
Deferred tax liabilities:
Leasing and financing	(375)	(369)
Operating leases	(208)	(210)
Property and equipment	(539)	(509)
Other	(303)	(205)
Deferred tax liabilities	(1,425)	(1,293)
Net deferred tax assets (liabilities)	$5,428	$4,938

The following tables present the net operating loss carryforwards, tax credit carryforwards, and other deferred tax assets with related valuation allowances recognized as of the dates indicated:

	January 29, 2021
	Deferred Tax Assets	Valuation Allowance	Net Deferred Tax Assets	First Year Expiring
	(in millions)
Credit carryforwards	$1,531	$(1,219)	$312	Fiscal 2022
Loss carryforwards	614	(265)	349	Fiscal 2022
Other deferred tax assets	6,417	(225)	6,192	NA
Total	$8,562	$(1,709)	$6,853

	January 31, 2020
	Deferred Tax Assets	Valuation Allowance	Net Deferred Tax Assets	First Year Expiring
	(in millions)
Credit carryforwards	$1,951	$(1,257)	$694	Fiscal 2021
Loss carryforwards	580	(348)	232	Fiscal 2021
Other deferred tax assets	5,387	(82)	5,305	NA
Total	$7,918	$(1,687)	$6,231

The Company’s credit carryforwards as of January 29, 2021 and January 31, 2020 relate primarily to U.S. tax credits and include state and federal tax credits associated with research and development, as well as foreign tax credits associated with U.S. Tax Reform. The more significant amounts of the Company’s carryforwards begin expiring in Fiscal 2028. The Company assessed the realizability of these U.S. tax credits and has recorded a valuation allowance against the credits it does not expect to utilize. The change in the valuation allowance against these credits is included in Change in valuation allowance in the Company’s effective tax reconciliations for the fiscal years ended January 29, 2021 and January 31, 2020. The Company’s loss carryforwards as of January 29, 2021 and January 31, 2020 include net operating loss carryforwards from federal, state, and foreign jurisdictions. The valuation allowances for other deferred tax assets as of January 29, 2021 and January 31, 2020 primarily relate to foreign jurisdictions, the changes in which are included in Tax impact of foreign operations in the Company’s effective tax reconciliation. The Company has determined that it will be able to realize the remainder of its deferred tax assets, based on the future reversal of deferred tax liabilities.

The following table presents a reconciliation of the Company’s beginning and ending balances of unrecognized tax benefits for the periods indicated:

	Fiscal Year Ended
	January 29, 2021	January 31, 2020	February 1, 2019
	(in millions)
Beginning Balance	$2,447	$2,989	$2,867
Increases related to tax positions of the current year	136	145	116
Increases related to tax position of prior years	393	332	288
Reductions for tax positions of prior years	(698)	(490)	(170)
Lapse of statute of limitations	(40)	(127)	(90)
Audit settlements	(405)	(402)	(22)
Ending Balance	$1,833	$2,447	$2,989

The Company’s net unrecognized tax benefits were $1.4 billion, $2.5 billion, and $3.4 billion as of January 29, 2021, January 31, 2020, and February 1, 2019, respectively, and are included in accrued and other and other non-current liabilities in the Consolidated Statements of Financial Position.

The unrecognized tax benefits in the table above include $1.1 billion, $2.0 billion, and $2.4 billion as of January 29, 2021, January 31, 2020, and February 1, 2019, respectively, that, if recognized, would have impacted income tax expense. The table does not include accrued interest and penalties of $0.4 billion, $0.8 billion, and $1.0 billion as of January 29, 2021, January 31, 2020, and February 1, 2019, respectively. Tax benefits associated with interest and state tax deductions and other indirect jurisdictional effects of uncertain tax positions were $862 million, $629 million, and $611 million as of January 29, 2021, January 31, 2020, and February 1, 2019, respectively. Interest and penalties related to income tax liabilities are included in income tax expense. The Company recorded tax benefits for interest and penalties of $251 million and $174 million for the fiscal years ended January 29, 2021 and January 31, 2020, respectively, and tax expense of $127 million for the fiscal year ended February 1, 2019.

During the fiscal year ended January 29, 2021, the Company settled the Internal Revenue Service (“IRS”) audit for fiscal years 2010 through 2014, for which the Company made a cash payment of $435 million to the IRS on August 3, 2020. During the fiscal year ended January 31, 2020, the Company made a cash payment of $438 million in settlement of the IRS audit for fiscal years 2007 through 2009. The IRS is currently examining fiscal years 2015 through 2019. The Company believes it has valid positions supporting its tax returns and that it is adequately reserved.

The Company is also currently under income tax audits in various state and foreign taxing jurisdictions.  The Company is undergoing negotiations, and in some cases contested proceedings, relating to tax matters with the taxing authorities in these jurisdictions.  The Company believes that it has provided adequate reserves related to all matters contained in tax periods open to examination.  Although the Company believes it has made adequate provisions for the uncertainties surrounding these audits, should the Company experience unfavorable outcomes, such outcomes could have a material impact on its results of operations, financial position, and cash flows.  With respect to major U.S. state and foreign taxing jurisdictions, the Company is generally not subject to tax examinations for years prior to the fiscal year ended January 29, 2010.

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

The following table presents changes in accumulated other comprehensive income (loss), net of tax, by the following components as of the dates indicated:

	Foreign Currency Translation Adjustments	Investments	Cash Flow Hedges	Pension and Other Postretirement Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balances as of February 2, 2018	$179	$22	$(103)	$32	$130
Adjustment for adoption of accounting standards (Note 2)	—	(61)	—	3	(58)
Other comprehensive income (loss) before reclassifications	(631)	2	299	(21)	(351)
Amounts reclassified from accumulated other comprehensive income (loss)	—	43	(225)	—	(182)
Total change for the period	(631)	(16)	74	(18)	(591)
Less: Change in comprehensive income attributable to non-controlling interests	—	6	—	—	6
Balances as of February 1, 2019	(452)	—	(29)	14	(467)
Other comprehensive income (loss) before reclassifications	(226)	—	269	(60)	(17)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(226)	1	(225)
Total change for the period	(226)	—	43	(59)	(242)
Less: Change in comprehensive income (loss) attributable to non-controlling interests	—	—	—	—	—
Balances as of January 31, 2020	(678)	—	14	(45)	(709)
Other comprehensive income (loss) before reclassifications	528	—	(200)	(38)	290
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	100	5	105
Total change for the period	528	—	(100)	(33)	395
Less: Change in comprehensive income (loss) attributable to non-controlling interests	—	—	—	—	—
Balances as of January 29, 2021	$(150)	$—	$(86)	$(78)	$(314)

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

The following table presents reclassifications out of accumulated other comprehensive income (loss), net of tax, to net income for the periods indicated:

	Fiscal Year Ended
	January 29, 2021			January 31, 2020
	Cash Flow Hedges	Pensions	Total	Cash Flow Hedges	Pensions	Total
	(in millions)
Total reclassifications, net of tax:
Net revenue	$(105)	$—	$(105)	$226	$—	$226
Cost of net revenue	5	—	5	—	—	—
Operating expenses	—	(5)	(5)	—	(1)	(1)
Total reclassifications, net of tax	$(100)	$(5)	$(105)	$226	$(1)	$225

NOTE 13 — NON-CONTROLLING INTERESTS

VMware, Inc. — The non-controlling interests’ share of equity in VMware, Inc. is reflected as a component of the non-controlling interests in the Consolidated Statements of Financial Position and was $5.0 billion and $4.6 billion as of January 29, 2021 and January 31, 2020, respectively. As of January 29, 2021 and January 31, 2020, the Company held approximately 80.6% and 80.9%, respectively, of the outstanding equity interest in VMware, Inc.

As a result of VMware, Inc.’s acquisition of the non-controlling interest in Pivotal from Pivotal’s public stockholders on December 30, 2019, as described in Note 1 of the Notes to the Consolidated Financial Statements, the non-controlling interests’ share of equity in Pivotal is only reflected as a component of the non-controlling interest through December 30, 2019. Pivotal’s Class A common stock ceased to be listed and traded on the NYSE as of the acquisition date, and there was no non-controlling interest in Pivotal as of January 29, 2021 and January 31, 2020.

Secureworks — The non-controlling interests’ share of equity in Secureworks is reflected as a component of the non-controlling interests in the Consolidated Statements of Financial Position and was $96 million and $88 million as of January 29, 2021 and January 31, 2020, respectively. As of January 29, 2021 and January 31, 2020, the Company held approximately 85.7% and 86.8%, respectively, of the outstanding equity interest in Secureworks, excluding restricted stock awards (“RSAs”). As of January 29, 2021 and January 31, 2020, the Company held approximately 84.9% and 86.2%, respectively, of the outstanding equity interest in Secureworks, including RSAs.

The following table presents the effect of changes in the Company’s ownership interest in VMware, Inc. and Secureworks on the Company’s equity for the period indicated:

	Fiscal Year Ended
	January 29, 2021	January 31, 2020	February 1, 2019
	(in millions)
Net income attributable to Dell Technologies Inc.	$3,250	$4,616	$(2,310)
Transfers (to)/from the non-controlling interests:
Increase in Dell Technologies Inc. additional paid-in-capital for equity issuances and other equity activity	980	1,997	954
Decrease in Dell Technologies Inc. additional paid-in-capital for equity issuances and other equity activity	(1,019)	(3,318)	(820)
Net transfers to non-controlling interests	(39)	(1,321)	134
Change from net income attributable to Dell Technologies Inc. and transfers to the non-controlling interests	$3,211	$3,295	$(2,176)

NOTE 14 — CAPITALIZATION

The following table presents the Company’s authorized, issued, and outstanding common stock as of the dates indicated:

	Authorized	Issued	Outstanding
	(in millions)
Common stock as of January 29, 2021
Class A	600	385	385
Class B	200	102	102
Class C	7,900	274	266
Class D	100	—	—
Class V	343	—	—
	9,143	761	753

Common stock as of January 31, 2020
Class A	600	385	385
Class B	200	102	102
Class C	7,900	258	256
Class D	100	—	—
Class V	343	—	—
	9,143	745	743

Under the Company’s certificate of incorporation as amended and restated upon the completion of the Class V transaction described in Note 1 of the Notes to the Consolidated Financial Statements, the Company is prohibited from issuing any of the authorized shares of Class V Common Stock.

Preferred Stock

The Company is authorized to issue one million shares of preferred stock, par value $0.01 per share. As of January 29, 2021 and January 31, 2020, no shares of preferred stock were issued or outstanding.

Common Stock

Common Stock for Fiscal 2020 and Thereafter

Dell Technologies Common Stock — For Fiscal 2020 and thereafter, the Class A Common Stock, the Class B Common Stock, the Class C Common Stock, and the Class D Common Stock, formerly collectively referred to as the DHI Group Common Stock, are collectively referred to as Dell Technologies Common Stock. The redesignation of such classes of common stock from DHI Group Common Stock to Dell Technologies Common Stock is intended to align the Company’s reporting with how such classes are referred to by securities analysts, investors, and other users of the financial statements since the completion on December 28, 2018 of the Class V transaction described in Note 1 of the Notes to the Consolidated Financial Statements. As a result of the cancellation of all outstanding Class V Common Stock upon the closing of that transaction, there is no requirement after the fourth quarter of Fiscal 2019 to allocate net income (loss) between two separate groups of common stock, denoted as DHI Group Common Stock and Class V Common Stock, or to report earnings (loss) per share for each such group. Accordingly, net income (loss), earnings (loss) per share and other relevant information are reported for Dell Technologies Common Stock for all fiscal periods beginning with the first quarter of Fiscal 2020 and, because of lack of comparability with the new reporting, are reported separately for the DHI Group and the Class V Common Stock, as applicable, for prior fiscal periods. The par value for all classes of Dell Technologies Common Stock is $0.01 per share. For purposes of calculating earnings (loss) per share, the Company continues to use the two-class method. The Class A Common Stock, the Class B Common Stock, the Class C Common Stock, and the Class D Common Stock share equally in dividends declared or accumulated and have equal participation rights in undistributed earnings. As a result, earnings (loss) per share are the same for all classes of Dell Technologies Common Stock and are presented together.

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

Class V Common Stock and Class V Group — The Class V Common Stock was a class of common stock intended to track the performance of a portion of Dell Technologies’ economic interest in the Class V Group. The Class V Group consisted solely of VMware, Inc. common stock held by the Company. As of January 29, 2021 and January 31, 2020, no shares of Class V Common Stock remained outstanding.

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

During the fiscal year ended January 29, 2021, the Company issued an aggregate of 72,727 shares of Class C Common Stock to stockholders upon their conversion of the same number of shares of Class A Common Stock into Class C Common Stock in accordance with the Company’s certificate of incorporation.

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

Class V Transaction

On December 28, 2018, the Company completed the Class V transaction in which Dell Technologies paid $14.0 billion in cash and issued 149,387,617 shares of its Class C Common Stock to holders of its Class V Common Stock in exchange for all outstanding shares of Class V Common Stock. The non-cash consideration portion of the Class V transaction totaled $6.9 billion. As a result of the Class V transaction, the tracking stock feature of Dell Technologies’ capital structure was terminated. The Class C Common Stock is traded on the New York Stock Exchange. See Note 1 of the Notes to the Consolidated Financial Statements for more information about the Class V transaction.

Repurchases of Common Stock and Treasury Stock

Dell Technologies Common Stock Repurchases by Dell Technologies

On February 24, 2020, the Company’s board of directors approved a stock repurchase program under which the Company is authorized to repurchase up to $1.0 billion of shares of the Class C Common Stock over a 24-month period expiring on February 28, 2022, of which approximately $760 million remained available as of January 29, 2021. During the fiscal year ended January 29, 2021, the Company repurchased approximately 6 million shares of Class C Common Stock for approximately $240 million. During the three months ended May 1, 2020, the Company suspended activity under its stock repurchase program. During the fiscal year ended January 31, 2020, Dell Technologies Common Stock repurchases were immaterial.

To the extent not retired, shares repurchased under the repurchase program are placed in the Company’s treasury.

Class V Common Stock Repurchases by Dell Technologies

Prior to the Class V transaction and since the date of the EMC merger transaction, the Company authorized several programs to repurchase shares of its Class V Common Stock. The Company did not repurchase any shares of Class V Common Stock during the fiscal year ended February 1, 2019 under the repurchase programs.

As a result of the Class V transaction, pursuant to which all of the approximately 199 million outstanding shares of Class V Common Stock ceased to be outstanding, the tracking stock feature of the Company’s capital structure was terminated. Additionally, as a result of the Class V transaction, all of the approximately 127 million shares of DHI Group retained interest shares ceased to be outstanding.

DHI Group Common Stock Repurchases by Dell Technologies

Prior to the Class V transaction during the fiscal year ended February 1, 2019, the Company repurchased approximately one million shares of DHI Group Common Stock for approximately $47 million. All shares of DHI Group Common Stock repurchased by the Company were held as treasury stock at cost.

VMware, Inc. Class A Common Stock Repurchases by VMware, Inc.

In August 2017, VMware, Inc.’s board of directors authorized the repurchase of up to $1.0 billion shares of VMware, Inc. Class A common stock through August 31, 2018 and subsequently, in July 2018, extended that authorization through August 31, 2019. On May 29, 2019, VMware, Inc.’s board of directors authorized the repurchase of an additional $1.5 billion of VMware, Inc.’s Class A common stock through January 29, 2021. On July 15, 2020, VMware, Inc.’s board of directors extended authorization of VMware, Inc.’s existing repurchase program and authorized the repurchase of up to an additional $1.0 billion of VMware, Inc.’s Class A common stock through January 28, 2022. As of January 29, 2021, the cumulative authorized amount remaining for stock repurchases was $1.1 billion.

During the fiscal year ended January 29, 2021, VMware, Inc. repurchased 6.9 million shares of its Class A common stock in the open market for approximately $945 million. During the fiscal year ended January 31, 2020, VMware, Inc. repurchased 7.7 million shares of its Class A common stock in the open market for approximately $1.3 billion, of which approximately $0.2 billion impacted Dell Technologies’ accumulated deficit balance as of January 31, 2020 as a result of the full depletion of VMware, Inc’s additional paid-in capital in the same period. During the fiscal year ended February 1, 2019, VMware, Inc. repurchased 0.3 million shares of its Class A common stock in the open market for approximately $42 million.

All shares repurchased under VMware, Inc.’s stock repurchase programs are retired.

The above VMware, Inc. Class A common stock repurchases for the fiscal years ended January 29, 2021, January 31, 2020, and February 1, 2019 exclude shares repurchased to settle employee tax withholding related to the vesting of VMware, Inc. stock awards of $413 million, $521 million, and $373 million, respectively.

NOTE 15 — EARNINGS PER SHARE

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

Until the completion on December 28, 2018 of the Class V transaction described in Note 1 of the Notes to the Consolidated Financial Statements, the Company had two groups of common stock, denoted as the DHI Group Common Stock and the Class V Common Stock.

The Class V Common Stock was a class of common stock intended to track the economic performance of 61% of the Company’s interest in the Class V Group, which consisted solely of VMware, Inc. common stock held by the Company as of immediately before the completion of the Class V transaction. Upon the completion of the Class V transaction, all outstanding shares of Class V Common Stock ceased to be outstanding, and the tracking stock structure was terminated. The Class C Common Stock issued to former holders of the Class V Common Stock in the Class V transaction represents an interest in the Company’s entire business and, unlike the Class V Common Stock, is not intended to track the performance of any distinct assets or business.

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

The Company accounted for the VMware, Inc. acquisition of the controlling interest in Pivotal from Dell Technologies described in Note 1 of the Notes to the Consolidated Financial Statements as a transaction by entities under common control. Consequently, the Pivotal acquisition had no net effect on the Company’s consolidated financial statements or earnings (loss) per share as previously reported, which includes the period in which the Class V Common Stock was outstanding.

The following table presents basic and diluted earnings (loss) per share for the periods indicated:

	Fiscal Year Ended
	January 29, 2021	January 31, 2020	February 1, 2019
Earnings (loss) per share attributable to Dell Technologies Inc. — basic:
Dell Technologies Common Stock	$4.37	$6.38
Class V Common Stock			$6.01
DHI Group			$(6.02)

Earnings (loss) per share attributable to Dell Technologies Inc. — diluted:
Dell Technologies Common Stock	$4.22	$6.03
Class V Common Stock			$5.91
DHI Group			$(6.04)

The following table presents the computation of basic and diluted earnings per share for the periods indicated:

	Fiscal Year Ended
	January 29, 2021	January 31, 2020
	(in millions)
Numerator: Dell Technologies Common Stock
Net income attributable to Dell Technologies — basic	$3,250	$4,616
Incremental dilution from VMware, Inc. attributable to Dell Technologies (a)	(13)	(84)
Net income attributable to Dell Technologies — diluted	$3,237	$4,532

Denominator: Dell Technologies Common Stock weighted-average shares outstanding
Weighted-average shares outstanding — basic	744	724
Dilutive effect of options, restricted stock units, restricted stock, and other	23	27
Weighted-average shares outstanding — diluted	767	751
Weighted-average shares outstanding — antidilutive	—	—
____________________
(a)The incremental dilution from VMware, Inc. represents the impact of VMware, Inc.’s dilutive securities on diluted earnings (loss) per share of Dell Technologies Common Stock, and is calculated by multiplying the difference between VMware, Inc.’s basic and diluted earnings (loss) per share by the number of shares of VMware, Inc. common stock held by the Company. For the fiscal year ended January 31, 2020, incremental dilution from VMware, Inc. was calculated by the Company without regard to VMware Inc.’s required retrospective adjustments for the Pivotal acquisition in its stand-alone financial statements. There is no incremental dilution from Secureworks due to its net loss position for the periods presented.

The following table presents the computation of basic and diluted earnings (loss) per share prior to the fiscal year ended January 31, 2020 for the period indicated:

Fiscal Year Ended
February 1, 2019

Numerator: Class V Common Stock
Net income attributable to Class V Common Stock — basic (a)	$1,195
Incremental dilution from VMware, Inc. attributable to Class V Common Stock (b)	(18)
Net income attributable to Class V Common Stock — diluted	$1,177

Numerator: DHI Group
Net loss attributable to DHI Group — basic	$(3,505)
Incremental dilution from VMware, Inc. attributable to DHI Group (b)	(13)
Net loss attributable to DHI Group — diluted	$(3,518)

Denominator: Class V Common Stock weighted-average shares outstanding
Weighted-average shares outstanding — basic (c)	199
Dilutive effect of options, restricted stock units, restricted stock, and other (d)	—
Weighted-average shares outstanding — diluted	199
Weighted-average shares outstanding — antidilutive (d)	—

Denominator: DHI Group weighted-average shares outstanding
Weighted-average shares outstanding — basic (e)	582
Dilutive effect of options, restricted stock units, restricted stock, and other	—
Weighted-average shares outstanding — diluted	582
Weighted-average shares outstanding — antidilutive (f)	44
____________________
(a)For the fiscal year ended February 1, 2019, net income attributable to the Class V Common Stock - basic represents net income attributable to the Class V Group for the period ended December 27, 2018, the last date on which the Class V Common Stock was traded on the NYSE.
(b)The incremental dilution from VMware, Inc. represents the impact of VMware, Inc.’s dilutive securities on the diluted earnings (loss) per share of the DHI Group and the Class V Common Stock, respectively, and is calculated by multiplying the difference between VMware, Inc.’s basic and diluted earnings (loss) per share by the number of shares of VMware, Inc. common stock held by the Company.
(c)For the fiscal year ended February 1, 2019, the Class V Common Stock weighted-average shares outstanding - basic represents the weighted-average for the period ended December 27, 2018, the last date on which the Class V Common Stock was traded on the NYSE.
(d)The dilutive effect of Class V Common Stock-based incentive awards was not material to the calculation of the weighted-average Class V Common Stock shares outstanding. The antidilutive effect of these awards was also not material.
(e)For the fiscal year ended February 1, 2019, the DHI Group weighted-average shares outstanding - basic represents the weighted-average shares over the twelve month period, with the Class C shares weighted for the number of days outstanding before and after the completion of the Class V transaction.
(f)Stock-based incentive awards have been excluded from the calculation of the DHI Group’s diluted loss per share because their effect would have been antidilutive, as the Company had a net loss attributable to the DHI Group for the period presented.

The income allocation and earnings per share for the fiscal year ended February 1, 2019 were not impacted by the acquisition of Pivotal by VMware, Inc., because shares of Class V Common Stock were no longer outstanding. The following table presents a summary of the net loss attributable to Dell Technologies Inc. for the period indicated:

Fiscal Year Ended
February 1, 2019
(in millions)
Net income attributable to Class V Common Stock	$1,195
Net loss attributable to DHI Group	(3,505)
Net loss attributable to Dell Technologies Inc.	$(2,310)

The following table presents the basis of allocation of net income attributable to the Class V Group for the period indicated:

Fiscal Year Ended
February 1, 2019
(in millions)
Net income attributable to VMware	$2,422
Less: Net income attributable to VMware for the period from December 28, 2018 to February 1, 2019	(15)
Less: Net income attributable to non-controlling interests	(452)
Net income attributable to Class V Group	1,955
Less: DHI Group's 38.90% weighted average retained interest in Class V Group	(760)
Class V Common Stock economic interest in Class V Group (a)	$1,195
____________________
(a)    For the fiscal year ended February 1, 2019, Class V Common Stock economic interest in the Class V Group represents net income attributable to the Class V Group for the period ended December 27, 2018, the last date on which the Class V Common Stock was traded on the NYSE.

The following table presents a reconciliation of the VMware reportable segment results to the VMware, Inc. results attributable to the Class V Group pursuant to the tracking stock policy for the period indicated. The VMware reportable segment results presented below were recast as discussed in Note 19 of the Notes to the Consolidated Financial Statements. The VMware, Inc. results were not impacted by the Pivotal acquisition.

	Fiscal Year Ended
	February 1, 2019
	VMware Reportable Segment	Adjustments and Eliminations (a)	VMware
	(in millions)
Net revenue	$9,741	$(767)	$8,974
Cost of net revenue	1,312	(54)	1,258
Gross margin	8,429	(713)	7,716
Operating expenses:
Selling, general, and administrative	3,720	(29)	3,691
Research and development	1,783	192	1,975
Total operating expenses	5,503	163	5,666
Operating income (loss)	$2,926	$(876)	$2,050
Interest and other income (expense), net attributable to VMware			833
Income before income taxes attributable to VMware			2,883
Income tax provision attributable to VMware			461
Net income attributable to VMware			$2,422
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

NOTE 16 — STOCK-BASED COMPENSATION

Stock-Based Compensation Expense

The following table presents stock-based compensation expense recognized in the Consolidated Statements of Income (Loss) for the periods indicated:

	Fiscal Year Ended
	January 29, 2021	January 31, 2020	February 1, 2019
	(in millions)
Stock-based compensation expense (a):
Cost of net revenue	$194	$129	$76
Operating expenses	1,415	1,133	842
Stock-based compensation expense before taxes	1,609	1,262	918
Income tax benefit	(313)	(392)	(260)
Stock-based compensation expense, net of income taxes	$1,296	$870	$658
____________________
(a)    Stock-based compensation expense before taxes for the fiscal years ended January 29, 2021, January 31, 2020, and February 1, 2019 includes $1,122 million, $892 million and $731 million, respectively, related to the VMware, Inc. plans discussed below.

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

Upon the completion of the Class V transaction on December 28, 2018, the Restated Plan was amended to remove allowance for employee awards to be settled in Class V Common Stock and reflected an increase in the total authorized shares of Class C Common Stock issued under the plan to 75.5 million shares from 75 million shares upon the conversion of 500,000 shares of Class V Common Stock previously authorized under the plan into the same number of shares of Class C Common Stock. In connection with the Class V transaction, an immaterial number of Class V Common Stock awards issued to the Company’s independent directors were converted into an immaterial number of Class C Common Stock awards, which are reflected in the underlying stock option and restricted stock data as outstanding. See Note 1 of the Notes to the Consolidated Financial Statements for additional information on the Class V transaction.

During the second quarter of the fiscal year ended January 31, 2020, the Company’s stockholders approved an amendment to the Restated Plan to authorize an additional 35 million shares of Class C Common Stock for issuance pursuant to the Plan. Upon effectiveness of the amendment, a total of 110.5 million shares of Class C Common Stock are authorized for issuance. As of January 29, 2021, there were approximately 32 million shares of Class C Common Stock available for future grants under the Restated Plan.

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

Stock Option Activity — The following table presents stock option activity settled in Dell Technologies Common Stock or DHI Group Common Stock for the periods indicated:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (a)
	(in millions)	(per share)	(in years)	(in millions)
Options outstanding as of February 2, 2018	42	$14.80
Granted	—	—
Exercised	—	—
Forfeited	—	—
Canceled/expired	—	—
Options outstanding as of February 1, 2019 (b)	42	14.76
Granted	—	—
Exercised	(24)	14.86
Forfeited	—	—
Canceled/expired	—	—
Options outstanding as of January 31, 2020 (c)	18	14.82
Granted	—	—
Exercised	(12)	14.32
Forfeited	—	—
Canceled/expired	—	—
Options outstanding as of January 29, 2021(c)	6	$15.87	3.2	$322
Exercisable as of January 29, 2021	6	$15.65	3.2	$321
Vested and expected to vest (net of estimated forfeitures) as of January 29, 2021	6	$15.87	3.2	$322
____________________
(a)    The aggregate intrinsic values represent the total pre-tax intrinsic values based on the closing price of $72.89 of the Company’s Class C Common Stock on January 29, 2021 as reported on the NYSE that would have been received by the option holders had all in-the-money options been exercised as of that date.
(b)    Stock option activity during the period was immaterial. The ending weighted-average exercise price was calculated based on underlying options outstanding as of February 1, 2019.
(c)    Other than stock option exercises, stock option activity during the period was immaterial. The ending weighted-average exercise price was calculated based on underlying options outstanding as of January 31, 2020 and January 29, 2021, respectively. Of the 6 million stock options outstanding on January 29, 2021, 4 million related to performance-based awards and 2 million related to service-based awards.

The total fair value of options vested was $3 million, $4 million, and $150 million for the fiscal years ended January 29, 2021, January 31, 2020, and February 1, 2019, respectively. The pre-tax intrinsic value of the options exercised was $591 million, $835 million, and $18 million for the fiscal years ended January 29, 2021, January 31, 2020, and February 1, 2019, respectively. Cash proceeds from the exercise of stock options was $179 million, $350 million, and immaterial for the fiscal years ended January 29, 2021, January 31, 2020, and February 1, 2019, respectively.

The tax benefit realized from the exercise of stock options was $139 million, $197 million, and $5 million for the fiscal years ended January 29, 2021, January 31, 2020, and February 1, 2019, respectively. As of January 29, 2021, there was $1 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested stock options expected to be recognized over a weighted-average period of 2.2 years.

Restricted Stock — The Company’s restricted stock primarily consists of RSUs granted to employees. During the fiscal year ended January 29, 2021 and January 31, 2020, the Company granted long-term incentive awards in the form of service-based RSUs and performance-based RSUs (“PSUs”) in order to align critical talent retention programs with the interests of holders of the Class C Common Stock.

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

The following table presents the assumptions utilized in the Monte Carlo valuation model for the periods indicated:

	Fiscal Year Ended
	January 29, 2021	January 31, 2020
Weighted-average grant date fair value	$40.01	$87.17
Term (in years)	3.0	3.0
Risk-free rate (U.S. Government Treasury Note)	0.6%	2.4%
Expected volatility	47%	45%
Expected dividend yield	—%	—%

The following table presents restricted stock and restricted stock units activity settled in Dell Technologies Common Stock or DHI Group Common Stock for the periods indicated:

	Number of Units	Weighted-Average Grant Date Fair Value
	(in millions)	(per unit)
Outstanding, February 2, 2018	7	$18.73
Granted (a)	—	—
Vested	(1)	28.03
Forfeited	(1)	17.88
Outstanding, February 1, 2019	5	$18.90
Granted	13	60.55
Vested	(1)	30.24
Forfeited	(1)	46.50
Outstanding, January 31, 2020	16	$50.78
Granted	25	39.14
Vested	(5)	48.15
Forfeited	(3)	41.56
Outstanding, January 29, 2021 (b)	33	$43.09
____________________
(a)    The Company granted an immaterial number of restricted stock awards during the fiscal year ended February 1, 2019.
(b)    As of January 29, 2021, the 33 million units outstanding included 28 million RSUs and 5 million PSUs.

The following table presents restricted stock that is expected to vest as of the date indicated:

	Number of Units	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (a)
	(in millions)	(in years)	(in millions)
Expected to vest, January 29, 2021	30	1.3	$2,166
____________________
(a)The aggregate intrinsic value represents the total pre-tax intrinsic values based on the closing price of $72.89 of the Company’s Class C Common Stock on January 29, 2021 as reported on the NYSE that would have been received by the RSU holders had the RSUs been issued as of January 29, 2021.

The total fair value of restricted stock that vested during the fiscal years ended January 29, 2021, January 31, 2020, and February 1, 2019 was $235 million, $27 million, and $24 million, respectively, and the pre-tax intrinsic value was $226 million, $47 million, and $63 million, respectively. As of January 29, 2021, 33 million shares of restricted stock were outstanding, with an aggregate intrinsic value of $2,421 million.

As of January 29, 2021, there was $809 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to these awards expected to be recognized over a weighted-average period of approximately 1.9 years.

Dell Technologies Shares Withheld for Taxes — Under certain situations, shares are withheld from issuance to cover employee taxes for both the vesting of restricted stock units and the exercise of stock options. For the fiscal years ended January 29, 2021, February 1, 2019, and February 2, 2018, 0.1 million, 0.1 million, and 0.4 million shares, respectively, were withheld to cover $1 million, $4 million, and $28 million, respectively, of employees’ tax obligations.

VMware, Inc. Stock-Based Compensation Plans

VMware, Inc. 2007 Equity and Incentive Plan — In June 2007, VMware, Inc. adopted its 2007 Equity and Incentive Plan (the “2007 Plan”). In June 2019, VMware, Inc. amended its 2007 Plan to increase the number of shares of Class A common stock available for issuance by 13 million. As of January 29, 2021, the number of authorized shares of VMware, Inc. Class A common stock under the 2007 Plan was approximately 145 million. The number of shares underlying outstanding equity awards that VMware, Inc. assumes in the course of business acquisitions are also added to the 2007 Plan reserve on an as-converted basis. VMware, Inc. has assumed approximately 12 million shares, which accordingly have been added to the authorized shares under the 2007 Plan reserve.

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

The per share exercise price for a stock option awarded under the 2007 Plan will not be less than 100% of the per share fair market value of VMware, Inc. Class A common stock on the date of grant. Most options granted under the 2007 Plan vest 25% after the first year and monthly thereafter over the following three years and expire between six and seven years from the date of grant. VMware, Inc. utilizes authorized and unissued shares to satisfy all shares issued under the 2007 Plan. As of January 29, 2021, there was an aggregate of approximately 18 million shares of common stock available for issuance pursuant to future grants under the 2007 Plan.

Pivotal Equity Plan — Upon the completion of the acquisition of Pivotal by VMware, Inc. as described in Note 1 of the Notes to the Consolidated Financial Statements, Pivotal’s equity plan was terminated and no further awards may be granted under the plan. Pivotal’s outstanding unvested RSUs and options on the date of the acquisition were converted to VMware, Inc. RSUs and options and valued at their historical carrying amounts. The activity under Pivotal’s equity plan was not material during the fiscal years ended January 31, 2020 and February 1, 2019.

VMware, Inc. Employee Stock Purchase Plan — In June 2007, VMware, Inc. adopted its 2007 Employee Stock Purchase Plan (the “ESPP”), which is intended to be qualified under Section 423 of the Internal Revenue Code. In June 2019, VMware, Inc. amended its ESPP to increase the number of shares of Class A common stock available for issuance by 9 million. As of January 29, 2021, the number of authorized shares under the ESPP was approximately 32 million. Under the ESPP, eligible VMware, Inc. employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise.

The option period is generally twelve months and includes two embedded six-month option periods. Options are exercised at the end of each embedded option period. If the fair market value of the stock is lower on the first day of the second embedded option period than it was at the time of grant, then the twelve-month option period expires and each enrolled participant is granted a new twelve-month option. As of January 29, 2021, approximately 12 million shares of VMware, Inc. Class A common stock were available for issuance under the ESPP.

The following table presents ESPP activity for the periods indicated:

	Fiscal Year Ended
	January 29, 2021 (a)	January 31, 2020	February 1, 2019
	(in millions, except per share amounts)
Cash proceeds	$207	$172	$161
Class A common shares purchased	2.0	1.5	1.9
Weighted-average price per share	$102.44	$115.51	$84.95
____________________
(a) During the fiscal year ended January 29, 2021, $107 million of ESPP withholdings was recorded as a liability in accrued and other on the Consolidated Statements of Financial Position related to a purchase under the ESPP that occurred on February 28, 2021, subsequent to the fiscal year ended January 29, 2021.

Total unrecognized stock-based compensation expense as of January 29, 2021 for the ESPP was $11 million.

VMware, Inc. 2007 Equity and Incentive Plan Stock Options — The following table presents stock option activity for VMware, Inc. employees in VMware, Inc. stock options for the periods indicated:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (a)
	(in millions)	(per share)	(in years)	(in millions)
Options outstanding as of February 2, 2018	2	$54.63
Granted	1	16.07
Adjustment for special cash dividend	—	—
Exercised	(1)	46.73
Forfeited	—	—
Canceled/expired	—	—
Options outstanding as of February 1, 2019 (b)	2	36.50
Granted	2	73.19
Exercised	(1)	39.94
Forfeited	—	—
Canceled/expired	—	—
Options outstanding as of January 31, 2020	3	56.58
Granted	—	—
Exercised	(2)	52.34
Forfeited	—	—
Canceled/expired	—	—
Options outstanding as of January 29, 2021	1	$58.68	5.9	$98
Exercisable as of January 29, 2021	1	$54.72	5.1	$64
Vested and expected to vest (net of estimated forfeitures) as of January 29, 2021	1	$58.26	5.9	$98
____________________
(a)    The aggregate intrinsic value represents the total pre-tax intrinsic values based on VMware, Inc.’s closing stock price of $137.85 on January 29, 2021 as reported on the NYSE that would have been received by the option holders had all in-the-money options been exercised as of that date.
(b)    The number of options and weighted-average exercise price of options outstanding as of February 1, 2019 reflect the non-cash adjustments to the options as a result of the special cash dividend paid by VMware, Inc. in connection with the Class V transaction described in Note 1 of the Notes to the Consolidated Financial Statements and below.

The above table includes stock options granted in conjunction with unvested stock options assumed in business combinations, including 0.6 million options issued for unvested options assumed as part of the Pivotal acquisition. As a result, the weighted-average exercise price per share may vary from the VMware, Inc. stock price at time of grant. The total fair value of VMware, Inc. stock options that vested during the fiscal years ended January 29, 2021, January 31, 2020, and February 1, 2019 was $92 million, $64 million, and $35 million, respectively. The pre-tax intrinsic value of the options exercised during the fiscal years ended January 29, 2021, January 31, 2020, and February 1, 2019 was $111 million, $103 million, and $56 million, respectively.

The tax benefit realized from the exercise of stock options was $24 million, $25 million, and $13 million for the fiscal years ended January 29, 2021, January 31, 2020, and February 1, 2019, respectively. As of January 29, 2021, there was $35 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested stock options expected to be recognized over a weighted-average period of less than one year.

Fair Value of VMware, Inc. Options — The fair value of each option to acquire VMware, Inc. Class A common stock granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following tables present the assumptions utilized in this model, as well as the weighted-average assumptions for the periods indicated:

	Fiscal Year Ended
	January 29, 2021	January 31, 2020	February 1, 2019
VMware, Inc. 2007 Equity and Incentive Plan
Weighted-average grant date fair value of stock options granted per option	$102.55	$98.00	$143.01
Expected term (in years)	2.6	2.7	3.2
Risk-free rate (U.S. Government Treasury Note)	0.4%	1.5%	2.9%
Expected volatility	39%	34%	32%
Expected dividend yield	—%	—%	—%

	Fiscal Year Ended
	January 29, 2021	January 31, 2020	February 1, 2019
VMware, Inc. Employee Stock Purchase Plan
Weighted-average grant date fair value of stock options granted per option	$33.60	$35.66	$34.72
Expected term (in years)	0.7	0.6	0.8
Risk-free rate (U.S. Government Treasury Note)	1.0%	1.7%	2.0%
Expected volatility	36%	27%	33%
Expected dividend yield	—%	—%	—%

The weighted-average grant date fair value of VMware, Inc. stock options can fluctuate from period to period primarily due to higher valued options assumed through business combinations with exercise prices lower than the fair market value of VMware, Inc.’s stock on the date of grant.

For equity awards granted, volatility was based on an analysis of historical stock prices and implied volatilities of VMware, Inc.’s Class A common stock. The expected term was based on historical exercise patterns and post-vesting termination behavior, the term of the option period for grants made under the ESPP, or the weighted-average remaining term for options assumed in acquisitions. VMware, Inc.’s expected dividend yield input was zero as it has not historically paid cash dividends on its common stock, other than the special cash dividend paid in connection with the Class V transaction described in Note 1 of the Notes to the Consolidated Financial Statements and below, and does not expect to pay cash dividends in the future. The risk-free interest rate was based on a U.S. Treasury instrument whose term is consistent with the expected term of the stock options.

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

VMware, Inc. Restricted Stock — The following table presents VMware, Inc.’s restricted stock activity for the periods indicated:

	Number of Units	Weighted-Average Grant Date Fair Value
	(in millions)	(per unit)
Outstanding, February 2, 2018	17	$78.62
Granted	7	146.61
Adjustment for special cash dividend (a)	3	NA
Vested	(7)	75.45
Forfeited	(2)	86.90
Outstanding, February 1, 2019 (a)	18	$90.06
Granted	9	157.07
Vested	(8)	80.28
Forfeited	(2)	101.29
Outstanding, January 31, 2020	17	$128.38
Granted	11	149.63
Vested	(8)	114.59
Forfeited	(2)	137.55
Outstanding, January 29, 2021(b)	18	$147.46
____________________
(a)    The weighted-average grant date fair value of outstanding RSU awards as of February 1, 2019 reflects the non-cash adjustments to the awards as a result of the special cash dividend.
(b)    During the fiscal year ended January 29, 2021, 18 million units outstanding included 17 million RSUs and 1 million PSUs. The above table includes RSUs issued for outstanding unvested RSUs in connection with business combinations, including 2.2 million RSUs issued for unvested RSUs assumed as part of the Pivotal acquisition during the fiscal year ended January 31, 2020.

The following table presents restricted stock that is expected to vest as of the date indicated:

	Number of Units	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (a)
	(in millions)	(in years)	(in millions)
Expected to vest, January 29, 2021	15	2.6	$2,097
____________________
(a)The aggregate intrinsic value represents the total pre-tax intrinsic values based on VMware, Inc.’s closing stock price of $137.85 on January 29, 2021 as reported on the NYSE that would have been received by the RSU holders had the RSUs been issued as of January 29, 2021.

The total fair value of VMware, Inc. restricted stock awards that vested during the fiscal years ended January 29, 2021, January 31, 2020, and February 1, 2019 was $951 million, $657 million, and $556 million, respectively, and the pre-tax intrinsic value was $1,143 million, $1,414 million, and $1,061 million, respectively. As of January 29, 2021, 18 million restricted shares of VMware, Inc.’s Class A common stock were outstanding, with an aggregate intrinsic value of $2,452 million based on VMware, Inc.’s closing stock price on January 29, 2021 as reported on the NYSE.

As of January 29, 2021, there was $1,830 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to these awards expected to be recognized over a weighted-average period of approximately 1.6 years.

VMware, Inc. Shares Withheld for Taxes — For the fiscal years ended January 29, 2021, January 31, 2020, and February 1, 2019, VMware, Inc. repurchased and retired or withheld 3 million shares of VMware, Inc. Class A common stock, each year; for $413 million, $521 million, and $373 million, respectively, to cover tax withholding obligations. These amounts may differ from the amounts of cash remitted for tax withholding obligations on the Consolidated Statements of Cash Flows due to the timing of payments. Pursuant to the respective award agreements, these shares were withheld in conjunction with the net share settlement upon the vesting of restricted stock and restricted stock units (including PSUs) during the period. The value of the withheld shares, including restricted stock units, was classified as a reduction to additional paid-in capital.

Other Plans

In addition to the plans disclosed above, the Company has a consolidated subsidiary, Secureworks, that maintains its own equity plan and issues equity grants settling in its own Class A common stock. The stock option and restricted stock unit activity under this plan was not material during the fiscal years ended January 29, 2021, January 31, 2020, and February 1, 2019.

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

•For stock appreciation rights, RSUs, or RSAs, any of which stock award types are subject to service requirements, the fair value of the share is multiplied by the portion of the share for which services have been rendered.

•For share-based arrangements that are subject to the occurrence of a contingent event, those amounts are reclassified to temporary equity based on a probability assessment performed by the Company on a periodic basis. Contingent events include the achievement of performance-based metrics.

In connection with the Class V transaction described in Note 1 of the Notes to the Consolidated Financial Statements, the put feature provisions were amended to provide that the put feature will terminate upon the earlier of June 27, 2021 or the consummation of any underwritten public offering of shares of Class C Common Stock.

The following table presents the amount of redeemable shares classified as temporary equity and summarizes the award type as of the dates indicated:

	January 29, 2021	January 31, 2020
	(in millions)
Redeemable shares classified as temporary equity	$472	$629

Issued and outstanding unrestricted common shares	2	2
Restricted stock units	—	1
Outstanding stock options	6	15

The decrease in the value of redeemable shares during the fiscal year ended January 29, 2021 was primarily attributable to the reduction in the number of shares eligible for put rights, offset by an increase in Class C Common Stock fair value.

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

Net periodic benefit costs related to defined benefit retirement plans were immaterial for the fiscal years ended January 29, 2021, January 31, 2020, and February 1, 2019. The Company did not make any significant contributions to defined benefit retirement plans for the fiscal years ended January 29, 2021, January 31, 2020, and February 1, 2019, and does not expect to make any significant contributions in Fiscal 2022.

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

The following table presents attributes of the U.S. pension plan as of the dates indicated:

	January 29, 2021	January 31, 2020
	(in millions)
Plan assets at fair value (a)	$572	$547
Benefit obligations	(635)	(588)
Underfunded position (b)	$(63)	$(41)
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

As of January 29, 2021, future benefit payments for the U.S. pension plan are expected to be paid as follows: $33 million in Fiscal 2022; $35 million in Fiscal 2023; $36 million in Fiscal 2024; $37 million in Fiscal 2025; $37 million in Fiscal 2026; and $185 million thereafter.

International Pension Plans — The Company also sponsors retirement plans outside of the United States which qualify as defined benefit plans. As of January 29, 2021, the aggregate fair value of plan assets for the international pension plans was $0.2 billion, the aggregate benefit obligations were $0.5 billion, and the aggregate net underfunded position was $0.3 billion. As of January 31, 2020, the aggregate fair value of plan assets for the international pension plans was $0.2 billion, the aggregate benefit obligations were $0.4 billion, and the aggregate net underfunded position was $0.2 billion. The underfunded position of the international pension plans is presented within other non-current liabilities on the Consolidated Statements of Financial Position as of the respective dates.

Defined Contribution Retirement Plans

Dell 401(k) Plan — The Company has a defined contribution retirement plan (the “Dell 401(k) Plan”) that complies with Section 401(k) of the Internal Revenue Code. Only U.S. employees are eligible to participate in the Dell 401(k) plan. Historically through May 31, 2020, the Company matched 100% of each participant’s voluntary contributions (the “Dell 401(k) employer match”), subject to a maximum contribution of 6% of the participant’s eligible compensation, up to an annual limit of $7,500, and participants vest immediately in all contributions to the Dell 401(k) Plan. Effective June 1, 2020, the Company suspended the Dell 401(k) employer match for U.S. employees as a precautionary measure to preserve financial flexibility in light of COVID-19. Effective January 1, 2021, The Dell 401(k) employer match was reinstated, with no change to the employer match policy or participant eligibility requirements.

The Company’s matching contributions as well as participants’ voluntary contributions are invested according to each participant’s elections in the investment options provided under the Dell 401(k) Plan. The Company’s contributions during the fiscal years ended January 29, 2021, January 31, 2020, and February 1, 2019 were $154 million, $267 million, and $254 million, respectively. The Company’s contributions decreased during the fiscal year ended January 29, 2021 due to the suspension of the Dell 401(k) employer match between June 1, 2020 and December 31, 2020, as discussed above.

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

The following table presents a reconciliation of net revenue by the Company’s reportable segments to the Company’s consolidated net revenue as well as a reconciliation of consolidated segment operating income to the Company’s consolidated operating income (loss) for the periods indicated:

	Fiscal Year Ended
	January 29, 2021	January 31, 2020	February 1, 2019
	(in millions)
Consolidated net revenue:
Infrastructure Solutions Group	$32,588	$33,969	$36,720
Client Solutions Group	48,355	45,838	43,196
VMware	11,873	10,905	9,741
Reportable segment net revenue	92,816	90,712	89,657
Other businesses (a)	1,567	1,788	1,676
Unallocated transactions (b)	6	1	(9)
Impact of purchase accounting (c)	(165)	(347)	(703)
Total consolidated net revenue	$94,224	$92,154	$90,621

Consolidated operating income:
Infrastructure Solutions Group	$3,776	$4,001	$4,151
Client Solutions Group	3,352	3,138	1,960
VMware	3,571	3,081	2,926
Reportable segment operating income	10,699	10,220	9,037
Other businesses (a)	99	(43)	(111)
Unallocated transactions (b)	—	(29)	(72)
Impact of purchase accounting (c)	(213)	(411)	(820)
Amortization of intangibles	(3,393)	(4,408)	(6,138)
Transaction-related expenses (d)	(257)	(285)	(750)
Stock-based compensation expense (e)	(1,609)	(1,262)	(918)
Other corporate expenses (f)	(182)	(1,160)	(419)
Total consolidated operating income (loss)	$5,144	$2,622	$(191)
____________________
(a)Secureworks, Virtustream, and Boomi constitute Other businesses and do not meet the requirements for a reportable segment, either individually or collectively. The results of Other businesses are not material to the Company’s overall results. On September 1, 2020, the Company completed the sale of RSA Security. Prior to the divestiture, RSA Security’s results were included within Other businesses. See Note 1 of the Notes to the Consolidated Financial Statements for more information about the divestiture of RSA Security.
(b)Unallocated transactions includes other corporate items that are not allocated to Dell Technologies’ reportable segments.
(c)Impact of purchase accounting includes non-cash purchase accounting adjustments that are primarily related to the EMC merger transaction.
(d)Transaction-related expenses includes acquisition, integration, and divestiture related costs, as well as the costs incurred in the Class V transaction described in Note 1 of the Notes to the Consolidated Financial Statements.
(e)Stock-based compensation expense consists of equity awards granted based on the estimated fair value of those awards at grant date.
(f)Other corporate expenses includes impairment charges, severance, facility action, and other costs. This category also includes the derecognition of a VMware, Inc. patent litigation accrual of $237 million, which was initially recognized during the fiscal year ended January 31, 2020 and was subsequently fully reversed during the fiscal year ended January 29, 2021. See Note 10 of the Notes to the Consolidated Financial Statements for additional information about this litigation matter. For the fiscal years ended January 31, 2020 and February 1, 2019, this category includes Virtustream pre-tax impairment charges of $619 million and $190 million, respectively.

The following table presents the disaggregation of net revenue by reportable segment, and by major product categories within the segments for the periods indicated:

	Fiscal Year Ended
	January 29, 2021	January 31, 2020	February 1, 2019
	(in millions)
Net revenue:
Infrastructure Solutions Group:
Servers and networking	$16,497	$17,127	$19,953
Storage	16,091	16,842	16,767
Total ISG net revenue	32,588	33,969	36,720
Client Solutions Group:
Commercial	35,396	34,277	30,893
Consumer	12,959	11,561	12,303
Total CSG net revenue	48,355	45,838	43,196
VMware:
Total VMware net revenue	11,873	10,905	9,741
Total segment net revenue	$92,816	$90,712	$89,657

The following table presents net revenue allocated between the United States and foreign countries for the periods indicated:

	Fiscal Year Ended
	January 29, 2021	January 31, 2020	February 1, 2019
	(in millions)
Net revenue:
United States	$45,671	$43,829	$42,803
Foreign countries	48,553	48,325	47,818
Total net revenue	$94,224	$92,154	$90,621

The following table presents property, plant, and equipment, net allocated between the United States and foreign countries as of the dates indicated:

	January 29, 2021	January 31, 2020
	(in millions)
Property, plant, and equipment, net:
United States	$4,524	$4,322
Foreign countries	1,907	1,733
Total property, plant, and equipment, net	$6,431	$6,055

The allocation between domestic and foreign net revenue is based on the location of the customers. Net revenue from any single foreign country did not constitute more than 10% of the Company’s consolidated net revenue for any of the fiscal years ended January 29, 2021, January 31, 2020, and February 1, 2019. Property, plant, and equipment, net from any single foreign country did not constitute more than 10% of the Company’s consolidated property, plant, and equipment, net as of January 29, 2021 or January 31, 2020.

NOTE 20 — SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION

The following table presents additional information on selected asset accounts included in the Consolidated Statements of Financial Position as of the dates indicated:

	January 29, 2021	January 31, 2020
	(in millions)
Cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$14,201	$9,302
Restricted cash - other current assets (a)	891	730
Restricted cash - other non-current assets (a)	92	119
Total cash, cash equivalents, and restricted cash	$15,184	$10,151
Inventories, net:
Production materials	$1,717	$1,590
Work-in-process	677	563
Finished goods	1,008	1,128
Total inventories, net	$3,402	$3,281
Prepaid expenses:
Total prepaid expenses (b)	$887	$885
Property, plant, and equipment, net:
Computer equipment	$6,506	$6,330
Land and buildings	4,745	4,700
Machinery and other equipment	3,933	3,597
Total property, plant, and equipment	15,184	14,627
Accumulated depreciation and amortization (c)	(8,753)	(8,572)
Total property, plant, and equipment, net	$6,431	$6,055
Other non-current assets:
Deferred and other tax assets	$6,230	$5,960
Operating lease ROU assets	2,117	1,780
Deferred Commissions	1,094	998
Other	1,755	1,690
Total other non-current assets	$11,196	$10,428
____________________
(a)    Restricted cash includes cash required to be held in escrow pursuant to DFS securitization arrangements and VMware, Inc. restricted cash.
(b)    Prepaid expenses are included in other current assets in the Consolidated Statements of Financial Position.
(c)    During the fiscal years ended January 29, 2021, January 31, 2020, and February 1, 2019, the Company recognized $1.6 billion, $1.3 billion, and $1.3 billion, respectively, in depreciation expense. Additionally, during the fiscal years ended January 29, 2021, January 31, 2020, and February 1, 2019, the Company retired $1.4 billion, $0.8 billion, and $0.8 billion, respectively, of depreciated property, plant, and equipment.

The following table presents additional information on selected liability accounts included in the Consolidated Statements of Financial Position as of the dates indicated:

	January 29, 2021	January 31, 2020
	(in millions)
Accrued and other current liabilities:
Compensation	$3,818	$3,717
Income and other taxes	1,621	1,767
Sales and marketing programs	1,526	1,387
Operating lease liabilities	436	432
Warranty liability	356	341
Other	1,792	2,129
Total accrued and other current liabilities	$9,549	$9,773
Other non-current liabilities:
Deferred and other tax liabilities	$2,173	$3,110
Operating lease liabilities	1,787	1,360
Warranty liability	117	155
Other	1,283	758
Total other non-current liabilities	$5,360	$5,383

Valuation and Qualifying Accounts

The allowance for expected credit losses of trade receivables and the allowance for financing receivables losses as of January 29, 2021 include the impacts of adoption of the new CECL standard, which was adopted as of February 1, 2020 using the modified retrospective method. The provisions recognized on the Consolidated Statements of Income (Loss) during the fiscal year ended January 29, 2021 are based on assessments of the impact of current and expected future economic conditions, inclusive of the effect of the COVID-19 pandemic on credit losses related to trade receivables and financing receivables. The duration and severity of COVID-19 and continued market volatility is highly uncertain and, as such, the impacts on expected credit losses for trade receivables and financing receivables are subject to significant judgment and may cause variability in the Company’s allowance for credit losses in future periods for trade receivables and financing receivables. See Note 2 of the Notes to the Consolidated Financial Statements for additional information about the new CECL standard.

The following table presents the Company’s valuation and qualifying accounts for the periods indicated:

	Fiscal Year Ended
	January 29, 2021	January 31, 2020	February 1, 2019
	(in millions)
Trade Receivables — Allowance for expected credit losses:
Balance at beginning of period	$94	$85	$103
Adjustment for adoption of the new CECL standard (Note 2)	27	—	—
Provision charged to income statement	45	71	77
Bad debt write-offs	(62)	(62)	(95)
Balance at end of period	$104	$94	$85

Customer Financing Receivables — Allowance for financing receivable losses:
Balance at beginning of period	$149	$136	$145
Adjustment for adoption of the new CECL standard (Note 2)	111	—	—
Charge-offs, net of recoveries (a)	(91)	(94)	(104)
Provision charged to income statement	152	107	95
Balance at end of period	$321	$149	$136

Tax Valuation Allowance:
Balance at beginning of period	$1,687	$1,704	$777
Charged to income tax provision	80	32	927
Charged to other accounts	(58)	(49)	—
Balance at end of period	$1,709	$1,687	$1,704
____________________
(a)    Charge-offs for customer financing receivables includes principal and interest.

Warranty Liability

The following table presents changes in the Company’s liability for standard limited warranties for the periods indicated:

	Fiscal Year Ended
	January 29, 2021	January 31, 2020	February 1, 2019
	(in millions)
Warranty liability:
Warranty liability at beginning of period	$496	$524	$539
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties (a) (b)	782	853	856
Service obligations honored	(805)	(882)	(871)
Warranty liability at end of period	$473	$496	$524
Current portion	$356	$341	$355
Non-current portion	$117	$155	$169
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

The following table presents the activity related to the Company’s severance liability for the periods indicated:

	Fiscal Year Ended
	January 29, 2021	January 31, 2020	February 1, 2019
	(in millions)
Severance liability:
Severance liability at beginning of period	$196	$146	$175
Severance charges to provision	452	266	215
Cash paid and other (a)	(510)	(216)	(244)
Severance liability at end of period	$138	$196	$146
____________________
(a)    Other adjustments include the impact of foreign currency exchange rate fluctuations.

The following table presents severance charges as included in the Consolidated Statements of Income (Loss) for the periods indicated:

	Fiscal Year Ended
	January 29, 2021	January 31, 2020	February 1, 2019
	(in millions)
Severance charges:
Cost of net revenue	$68	$37	$17
Selling, general, and administrative	313	177	146
Research and development	71	52	52
Total severance charges	$452	$266	$215

Interest and other, net

The following table presents information regarding interest and other, net for the periods indicated:

	Fiscal Year Ended
	January 29, 2021	January 31, 2020	February 1, 2019
	(in millions)
Interest and other, net:
Investment income, primarily interest	$54	$160	$313
Gain on strategic investments, net (a)	582	194	342
Interest expense	(2,389)	(2,675)	(2,488)
Foreign exchange	(127)	(162)	(206)
Other (b)	406	(143)	(131)
Total interest and other, net	$(1,474)	$(2,626)	$(2,170)
____________________
(a)    Gain on strategic investments, net includes a $396 million net gain on the fair value adjustment of one of the Company’s strategic investments during the fiscal year ended January 29, 2021.
(b) Other includes a pre-tax gain of $338 million on the sale of RSA Security and a gain of $120 million recognized from the sale of certain intellectual property assets during the fiscal year ended January 29, 2021.

NOTE 21 — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

Dell Technologies Inc. has no material assets or standalone operations other than its ownership in its consolidated subsidiaries. There are restrictions under credit agreements and indentures governing the First Lien Notes and the Senior Notes, described in Note 6 of the Notes to the Consolidated Financial Statements, on the Company’s ability to obtain funds from any of its subsidiaries through dividends, loans, or advances. As of January 29, 2021, the Company had certain consolidated subsidiaries that were designated as unrestricted subsidiaries for all purposes of the applicable credit agreements and such indentures. As of January 29, 2021, substantially all of the net assets of the Company’s consolidated subsidiaries were restricted, with the exception of the Company’s unrestricted subsidiaries, primarily VMware, Inc., Secureworks, and their respective subsidiaries. Accordingly, this condensed financial information is presented on a “Parent-only” basis. Under a Parent-only presentation, Dell Technologies Inc.’s investments in its consolidated subsidiaries are presented under the equity method of accounting.

The following table presents the financial position of Dell Technologies Inc. (Parent) as of the dates indicated:

	January 29, 2021	January 31, 2020
	(in millions)
Assets:
Cash and cash equivalents	$1	$—
Investments in subsidiaries	2,950	—
Total assets	$2,951	$—
Liabilities:
Short-term debt	$—	$—
Guarantees of subsidiary obligations (a)	—	945
Total liabilities	—	945
Redeemable shares	472	629
Stockholders’ equity (deficit):
Common stock and capital in excess of $0.01 par value	16,849	16,091
Treasury stock at cost	(305)	(65)
Accumulated deficit	(13,751)	(16,891)
Accumulated other comprehensive income (loss)	(314)	(709)
Total stockholders’ equity (deficit)	2,479	(1,574)
Total liabilities, redeemable shares, and stockholders’ equity (deficit)	$2,951	$—
____________________
(a)    Guarantees of subsidiary obligations represents the capital Dell Technologies Inc. received in excess of the carrying amount of its investments in subsidiaries.

The following table presents a reconciliation of the equity in net income (loss) of subsidiaries to the net income (loss) attributable to Dell Technologies Inc., and a reconciliation of consolidated net income (loss) to comprehensive net income (loss) attributable to Dell Technologies Inc. for the periods indicated:

	Fiscal Year Ended
	January 29, 2021	January 31, 2020	February 1, 2019
	(in millions)
Equity in net income (loss) of subsidiaries attributable to Dell Technologies Inc.	$3,267	$4,643	$(2,042)

Parent - Total operating expense (a)	(16)	(21)	(273)
Parent - Interest and other, net	—	—	(20)
Parent - Income tax (expense) benefit (a)	(1)	(6)	25
Parent - Loss before equity in net income of subsidiaries	$(17)	$(27)	$(268)

Consolidated net income (loss) attributable to Dell Technologies Inc.	3,250	4,616	(2,310)
Other comprehensive income (loss) of subsidiaries attributable to Dell Technologies Inc.	395	(242)	(539)
Comprehensive income (loss) attributable to Dell Technologies Inc.	$3,645	$4,374	$(2,849)
____________________
(a)    During the fiscal years ended January 29, 2021, January 31, 2020, and February 1, 2019, the total operating expense and the associated income tax (expense) benefit were primarily related to the costs incurred in the Class V transaction described in Note 1 of the Notes to the Consolidated Financial Statements.

The following table presents the cash flows of Dell Technologies Inc. (Parent) for the periods indicated:

	Fiscal Year Ended
	January 29, 2021	January 31, 2020	February 1, 2019
	(in millions)
Change in cash from operating activities	$(16)	$(21)	$(274)

Cash flows from investing activities:
Transfer (to)/from subsidiary	79	(308)	14,360
Change in cash from investing activities	79	(308)	14,360

Cash flows from financing activities:
Proceeds from the issuance of common stock	179	350	2
Repurchases of parent common stock	(241)	(8)	(14,075)
Repayments of debt	—	(13)	(13)
Change in cash from financing activities	(62)	329	(14,086)
Change in cash, cash equivalents, and restricted cash	1	—	—
Cash, cash equivalents, and restricted cash at beginning of the period	—	—	—
Cash, cash equivalents, and restricted cash at end of the period	$1	$—	$—

NOTE 22 — RELATED PARTY TRANSACTIONS

Dell Technologies is a large global organization that engages in millions of purchase, sales, and other transactions during the fiscal year. The Company enters into purchase and sales transactions with other publicly-traded and privately-held companies, as well as not-for-profit organizations, that could be influenced by members of the Company’s board of directors or the Company’s executive officers. The Company enters into these arrangements in the ordinary course of its business. Transactions with related parties were immaterial for the fiscal years ended January 29, 2021, January 31, 2020, and February 1, 2019.

NOTE 23 — SUBSEQUENT EVENTS

Debt Repayments — Subsequent to January 29, 2021, the Company repaid $400 million principal amount of the 4.625% Unsecured Notes due April 2021 and $600 million principal amount of the 5.875% Senior Notes due June 2021.

Senior Secured Credit Facilities — On February 18, 2021, the Company entered into an eighth refinancing amendment to the credit agreement for the Senior Secured Credit Facilities to refinance the existing term B loans (the “Original Term B Loans”) with a new term loan B facility consisting of an aggregate principal amount of $3,143 million refinancing term B-2 loans (the “Refinancing Term B-2 Loans”) maturing on September 19, 2025. Proceeds from the Refinancing Term B-2 Loans, together with other funds available to the borrowers, were used to repay in full the Original Term B Loans and all accrued and unpaid fees in respect thereof.

Except for a change in the interest rate, the Refinancing Term B-2 Loans have substantially the same terms as the Original Term B Loans under the sixth refinancing amendment to the Senior Secured Credit Agreement. Amortization payments on the Refinancing Term B-2 Loans are equal to 0.25% of the aggregate principal amount of Refinancing Term B-2 Loans outstanding on the effective date of the eighth refinancing amendment, payable at the end of each fiscal quarter, commencing with the fiscal quarter ending April 30, 2021. The Refinancing Term B-2 Loans will bear interest at LIBOR plus an applicable margin of 1.75% or a base rate plus an applicable margin of 0.75%.

See Note 6 of the Notes to the Consolidated Financial Statements for more information about the Company’s Senior Secured Credit Facilities.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 29, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of January 29, 2021.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 29, 2021, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of that evaluation, management has concluded that our internal control over financial reporting was effective as of January 29, 2021.

The effectiveness of our internal control over financial reporting as of January 29, 2021 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which is included in “Item 8 — Financial Statements and Supplementary Data.”

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended January 29, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Limitations on the Effectiveness of Controls

Our system of controls is designed to provide reasonable, not absolute, assurance regarding the reliability and integrity of accounting and financial reporting. Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. These inherent limitations include the following:

•Judgments in decision-making can be faulty, and control and process breakdowns can occur because of simple errors or mistakes.

•Controls can be circumvented by individuals, acting alone or in collusion with each other, or by management override.

•The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

•Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures.

•The design of a control system must reflect the fact that resources are constrained, and the benefits of controls must be considered relative to their costs.

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

See “Part I — Item 1 — Business — Information about our Executive Officers” for more information about our executive officers, which is incorporated by reference in this Item 10. Other information required by this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2021 annual meeting of stockholders, referred to as the “2021 proxy statement,” which we will file with the SEC on or before 120 days after our 2021 fiscal year-end, and which will appear in the 2021 proxy statement under the captions “Proposal 1 — Election of Directors” and “Additional Information — Delinquent Section 16(a) Reports.”

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

William D. Green Public Company Director

ITEM 11 — EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated herein by reference to the 2021 proxy statement, including the information in the 2021 proxy statement appearing under the captions “Proposal 1 — Election of Directors — Director Compensation” and “Compensation of Executive Officers.”

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 is incorporated herein by reference to the 2021 proxy statement, including the information in the 2021 proxy statement appearing under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated herein by reference to the 2021 proxy statement, including the information in the 2021 proxy statement appearing under the captions “Proposal 1 — Elections of Directors” and “Additional Information — Certain Relationships and Related Transactions.”

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item 14 is incorporated herein by reference to the 2021 proxy statement, including the information in the 2021 proxy statement appearing under the caption “Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15 — EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Annual Report on Form 10-K:

(1)Financial Statements: The following financial statements are filed as part of this report under “Part II — Item 8 — Financial Statements and Supplementary Data”:

Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Position at January 29, 2021 and January 31, 2020
Consolidated Statements of Income (Loss) for the fiscal years ended January 29, 2021, January 31, 2020, and February 1, 2019
Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended January 29, 2021, January 31, 2020, and February 1, 2019
Consolidated Statements of Cash Flows for the fiscal years ended January 29, 2021, January 31, 2020, and February 1, 2019
Consolidated Statements of Stockholders’ Equity (Deficit) for the fiscal years ended January 29, 2021, January 31, 2020, and February 1, 2019
Notes to Consolidated Financial Statements

(2)Financial Statement Schedules: The information required in the following financial statement schedules is included in Note 20 and Note 21 of the Notes to the Consolidated Financial Statements under “Part II — Item 8 — Financial Statements and Supplementary Data”:

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

4.40
Amendment No. 1 to Second Amended and Restated Registration Rights Agreement, dated as of May 27, 2019, among Dell Technologies Inc., Michael S. Dell, Susan Lieberman Dell Separate Property Trust, MSDC Denali Investors, L.P., MSDC Denali EIV, LLC, SL SPV-2, L.P., Silver Lake Partners IV, L.P., Silver Lake Technology Investors IV, L.P., Silver Lake Partners V DE (AIV), L.P., Silver Lake Technology Investors V, L.P., SLP Denali Co-Invest, L.P. and Venezio Investments Pte. Ltd. (incorporated by reference to Exhibit 4.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2020) (Commission File No. 001-37867).

4.41	Description of Common Stock (incorporated by reference to Exhibit 4.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2020) (Commission File No. 001-37867).

4.42
Base Indenture, dated as of April 9, 2020, among Dell International L.L.C., EMC Corporation, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee and Notes Collateral Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 9, 2020) (Commission File No. 001-37867).

4.43
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

4.44
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

4.45
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

4.46
Registration Rights Agreement, dated as of April 9, 2020, among Dell International L.L.C., EMC Corporation, the guarantors party thereto and BofA Securities, Inc., Barclays Capital Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co. and J.P. Morgan Securities LLC, as the representatives for the initial purchasers. (incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2020) (Commission File No. 001-37867).

4.47	Form of Global Note for 5.850% Senior Notes due 2025 (included in Exhibit 4.43).
4.48	Form of Global Note for 6.100% Senior Notes due 2027 (included in Exhibit 4.44).
4.49	Form of Global Note for 6.200% Senior Notes due 2030 (included in Exhibit 4.45).
4.50
Amendment No. 2 to the Second Amended and Restated Registration Rights Agreement, dated as of April 15, 2020, among Dell Technologies Inc., Michael S. Dell and Susan Lieberman Dell Separate Property Trust, SL SPV-2 L.P., Silver Lake Partners IV, L.P., Silver Lake Technology Investors IV, L.P., Silver Lake Partners V DE (AIV), L.P., Silver Lake Technology Investors V, L.P. and Venezio Investments Pte. Ltd. (incorporated by reference to Exhibit 4.9 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2020) (Commission File No. 001-37867).

4.51
Amendment No. 3 to the Second Amended and Restated Registration Rights Agreement, dated as of September 15, 2020, among Dell Technologies Inc., Michael S. Dell and Susan Lieberman Dell Separate Property Trust, SL SPV-2 L.P., Silver Lake Partners IV, L.P., Silver Lake Technology Investors IV, L.P., Silver Lake Partners V DE (AIV), L.P., Silver Lake Technology Investors V, L.P. and Venezio Investments Pte. Ltd. (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2020) (Commission File No. 001-37867).

4.52†
Consent to the Extension of Registration Rights Under the Second Amended and Restated Registration Rights Agreement, dated December 17, 2020, among Dell Technologies Inc. and SL SPV-2 L.P., Silver Lake Partners IV, L.P., Silver Lake Technology Investors IV, L.P., Silver Lake Partners V DE (AIV), L.P., Silver Lake Technology Investors V, L.P.

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

10.5*	Dell Inc. Annual Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2020) (Commission File No. 001-37867).

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

10.42
Amended and Restated Dell Technologies Inc. Compensation Program for Independent Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2020) (Commission File No. 001-37867).

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

10.57†*	Waiver Letter, dated as of April 7, 2020, between Dell Technologies Inc. and Michael S. Dell.
21.1†	Subsidiaries of Dell Technologies Inc.
23.1†	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm of Dell Technologies Inc.
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

101 .INS†	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101 .SCH†	Inline XBRL Taxonomy Extension Schema Document.

101 .CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101 .DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101 .LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document.
101 .PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

†	Filed with this report.
††	Furnished with this report.
*	Management contracts or compensation plans or arrangements in which directors or executive officers participate.
Pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of certain instruments defining the rights of holders of certain long-term debt of the Company and its subsidiaries are not filed. The Company agrees to furnish to the Securities and Exchange Commission, upon request, a copy of each instrument with respect to issuances of such long-term debt.

ITEM 16 — FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELL TECHNOLOGIES INC.

By:	/s/ MICHAEL S. DELL
Michael S. Dell
Chairman and Chief Executive Officer
(Duly Authorized Officer)

Date: March 26, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 26, 2021:

Signature	Title

/s/ MICHAEL S. DELL	Chairman and Chief Executive Officer
Michael S. Dell	(principal executive officer)

/s/ DAVID W. DORMAN	Director
David W. Dorman

/s/ EGON DURBAN	Director
Egon Durban

/s/ WILLIAM D. GREEN	Director
William D. Green

/s/ ELLEN J. KULLMAN	Director
Ellen J. Kullman

/s/ SIMON PATTERSON	Director
Simon Patterson

/s/ LYNN VOJVODICH	Director
Lynn Vojvodich

/s/ THOMAS W. SWEET	Executive Vice President and Chief Financial Officer
Thomas W. Sweet	(principal financial officer)

/s/ BRUNILDA RIOS	Senior Vice President, Corporate Finance and
Brunilda Rios	Chief Accounting Officer
(principal accounting officer)