Form 10-Q
period 2021-04-30
Dell Technologies Inc.
filed 2021-06-07
CIK 1571996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	April 30, 2021
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of June 1, 2021, there were 763,690,159 shares of the registrant’s common stock outstanding, consisting of 277,588,056 outstanding shares of Class C Common Stock, 384,416,886 outstanding shares of Class A Common Stock, and 101,685,217 outstanding shares of Class B Common Stock.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “may,” “will,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “aim,” “seek,” and similar expressions as they relate to us or our management are intended to identify these forward-looking statements. All statements by us regarding our expected financial position, revenues, cash flows and other operating results, business strategy, legal proceedings, future responses to and effects of the coronavirus disease 2019 (“COVID-19”), and similar matters are forward-looking statements. Our expectations expressed or implied in these forward-looking statements may not turn out to be correct. Our results could be materially different from our expectations because of various risks, including the risks discussed in “Part I — Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 29, 2021, in this report and in our other periodic and current reports filed with the Securities and Exchange Commission (“SEC”). Any forward-looking statement speaks only as of the date as of which such statement is made, and, except as required by law, we undertake no obligation to update any forward-looking statement after the date as of which such statement was made, whether to reflect changes in circumstances or our expectations, the occurrence of unanticipated events, or otherwise.

DELL TECHNOLOGIES INC.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in millions; unaudited)

	April 30, 2021	January 29, 2021
ASSETS
Current assets:
Cash and cash equivalents	$14,244	$14,201
Accounts receivable, net of allowance of $104 and $104 (Note 17)	10,909	12,788
Short-term financing receivables, net of allowance of $220 and $228 (Note 3)	4,980	5,155
Inventories	3,828	3,402
Other current assets	8,378	8,021
Total current assets	42,339	43,567
Property, plant, and equipment, net	6,557	6,431
Long-term investments	1,670	1,624
Long-term financing receivables, net of allowance of $96 and $93 (Note 3)	5,261	5,339
Goodwill	40,839	40,829
Intangible assets, net	13,729	14,429
Other non-current assets	11,357	11,196
Total assets	$121,752	$123,415
LIABILITIES, REDEEMABLE SHARES, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$8,748	$6,362
Accounts payable	21,545	21,696
Accrued and other	7,728	9,549
Short-term deferred revenue	16,835	16,525
Total current liabilities	54,856	54,132
Long-term debt	37,935	41,622
Long-term deferred revenue	14,541	14,276
Other non-current liabilities	5,276	5,360
Total liabilities	112,608	115,390
Commitments and contingencies (Note 9)
Redeemable shares (Note 15)	558	472
Stockholders’ equity (deficit):
Common stock and capital in excess of $0.01 par value (Note 13)	16,950	16,849
Treasury stock at cost	(305)	(305)
Accumulated deficit	(12,864)	(13,751)
Accumulated other comprehensive loss	(294)	(314)
Total Dell Technologies Inc. stockholders’ equity	3,487	2,479
Non-controlling interests	5,099	5,074
Total stockholders’ equity	8,586	7,553
Total liabilities, redeemable shares, and stockholders’ equity	$121,752	$123,415

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended
	April 30, 2021	May 1, 2020
Net revenue:
Products	$18,034	$16,038
Services	6,453	5,859
Total net revenue	24,487	21,897
Cost of net revenue:
Products	14,214	12,804
Services	2,615	2,240
Total cost of net revenue	16,829	15,044
Gross margin	7,658	6,853
Operating expenses:
Selling, general, and administrative	4,960	4,886
Research and development	1,323	1,265
Total operating expenses	6,283	6,151
Operating income	1,375	702
Interest and other, net	(388)	(566)
Income before income taxes	987	136
Income tax expense (benefit)	49	(46)
Net income	938	182
Less: Net income attributable to non-controlling interests	51	39
Net income attributable to Dell Technologies Inc.	$887	$143

Earnings per share attributable to Dell Technologies Inc.
Dell Technologies Common Stock — Basic	$1.17	$0.19
Dell Technologies Common Stock — Diluted	$1.13	$0.19

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions; unaudited)

	Three Months Ended
	April 30, 2021	May 1, 2020
Net income	$938	$182

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(7)	(146)
Cash flow hedges:
Change in unrealized (losses) gains	(1)	167
Reclassification adjustment for net losses (gains) included in net income	27	(100)
Net change in cash flow hedges	26	67
Pension and other postretirement plans:
Recognition of actuarial net gains (losses) from pension and other postretirement plans	1	(7)
Reclassification adjustments for net losses from pension and other postretirement plans	—	2
Net change in actuarial net gains (losses) from pension and other postretirement plans	1	(5)

Total other comprehensive income (loss), net of tax expense (benefit) of $(2) and $10, respectively	20	(84)
Comprehensive income, net of tax	958	98
Less: Net income attributable to non-controlling interests	51	39
Less: Other comprehensive loss attributable to non-controlling interests	—	(3)
Comprehensive income attributable to Dell Technologies Inc.	$907	$62

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Three Months Ended
	April 30, 2021	May 1, 2020
Cash flows from operating activities:
Net income	$938	$182
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,239	1,316
Stock-based compensation expense	435	370
Deferred income taxes	(170)	(225)
Other, net	(82)	104
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	1,850	1,284
Financing receivables	276	(14)
Inventories	(396)	(352)
Other assets and liabilities	(2,292)	(2,234)
Accounts payable	(125)	(1,538)
Deferred revenue	565	311
Change in cash from operating activities	2,238	(796)
Cash flows from investing activities:
Purchases of investments	(146)	(56)
Maturities and sales of investments	256	39
Capital expenditures and capitalized software development costs	(625)	(559)
Acquisition of businesses and assets, net	(10)	(38)
Divestitures of businesses and assets, net	—	120
Other	6	9
Change in cash from investing activities	(519)	(485)
Cash flows from financing activities:
Proceeds from the issuance of common stock	160	116
Repurchases of parent common stock	(9)	(240)
Repurchases of subsidiary common stock	(434)	(300)
Proceeds from debt	2,726	10,135
Repayments of debt	(4,070)	(5,405)
Other	(11)	(42)
Change in cash from financing activities	(1,638)	4,264
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(5)	(136)
Change in cash, cash equivalents, and restricted cash	76	2,847
Cash, cash equivalents, and restricted cash at beginning of the period	15,184	10,151
Cash, cash equivalents, and restricted cash at end of the period	$15,260	$12,998

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in millions; continued on next page; unaudited)

	Common Stock and Capital in Excess of Par Value		Treasury Stock
	Issued Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Dell Technologies Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Stockholders’ Equity (Deficit)
Balances as of January 29, 2021	761	$16,849	8	$(305)	$(13,751)	$(314)	$2,479	$5,074	$7,553
Net income	—	—	—	—	887	—	887	51	938
Foreign currency translation adjustments	—	—	—	—	—	(7)	(7)	—	(7)
Cash flow hedges, net change	—	—	—	—	—	26	26	—	26
Pension and other post-retirement	—	—	—	—	—	1	1	—	1
Issuance of common stock	11	19	—	—	—	—	19	—	19
Stock-based compensation expense	—	166	—	—	—	—	166	269	435
Revaluation of redeemable shares	—	(86)	—	—	—	—	(86)	—	(86)
Impact from equity transactions of non-controlling interests	—	2	—	—	—	—	2	(295)	(293)
Balances as of April 30, 2021	772	$16,950	8	$(305)	$(12,864)	$(294)	$3,487	$5,099	$8,586

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(continued; in millions; unaudited)

	Common Stock and Capital in Excess of Par Value		Treasury Stock
	Issued Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Dell Technologies Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Stockholders’ Equity (Deficit)
Balances as of January 31, 2020	745	$16,091	2	$(65)	$(16,891)	$(709)	$(1,574)	$4,729	$3,155
Adjustment for adoption of accounting standard	—	—	—	—	(110)	—	(110)	—	(110)
Net income	—	—	—	—	143	—	143	39	182
Foreign currency translation adjustments	—	—	—	—	—	(146)	(146)	—	(146)
Cash flow hedges, net change	—	—	—	—	—	70	70	(3)	67
Pension and other post-retirement	—	—	—	—	—	(5)	(5)	—	(5)
Issuance of common stock	3	9	—	—	—	—	9	—	9
Stock-based compensation expense	—	92	—	—	—	—	92	278	370
Treasury stock repurchases	—	—	6	(240)	—	—	(240)	—	(240)
Revaluation of redeemable shares	—	188	—	—	—	—	188	—	188
Impact from equity transactions of non-controlling interests	—	(41)	—	—	—	—	(41)	(189)	(230)
Balances as of May 1, 2020	748	$16,339	8	$(305)	$(16,858)	$(790)	$(1,614)	$4,854	$3,240

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

Basis of Presentation — The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes filed with the U.S. Securities and Exchange Commission (“SEC”) in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2021. These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of Dell Technologies Inc. as of April 30, 2021 and January 29, 2021 and the results of its operations, corresponding comprehensive income (loss) and its cash flows for the three months ended April 30, 2021 and May 1, 2020.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and the accompanying Notes. Management has considered the actual and potential economic impacts of the coronavirus disease 2019 (“COVID-19”) pandemic on the Company’s critical and significant accounting estimates. Actual results could differ materially from those estimates. The results of operations, comprehensive income (loss), and cash flows for the three months ended April 30, 2021 and May 1, 2020 are not necessarily indicative of the results to be expected for the full fiscal year or for any other fiscal period.

The Company’s fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. Both the fiscal year ended January 29, 2021 (“Fiscal 2021”) and fiscal year ending January 28, 2022 (“Fiscal 2022”) are 52-week periods.

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

The Company also consolidates Variable Interest Entities ("VIEs") where it has been determined that the Company is the primary beneficiary of the applicable entities’ operations. For each VIE, the primary beneficiary is the party that has both the power to direct the activities that most significantly impact the VIE's economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to such VIE. In evaluating whether the Company is the primary beneficiary of each entity, the Company evaluates its power to direct the most significant activities of the VIE by considering the purpose and design of each entity and the risks each entity was designed to create and pass through to its respective variable interest holders. The Company also evaluates its economic interests in each of the VIEs. See Note 3 of the Notes to the Condensed Consolidated Financial Statements for more information regarding consolidated VIEs.

Spin-off of VMware, Inc. — On April 14, 2021, Dell Technologies entered into a Separation and Distribution Agreement with VMware, Inc, in which Dell Technologies owns a majority equity stake. Subject to the terms and conditions set forth in the Separation and Distribution Agreement, the businesses of VMware, Inc. will be separated from the remaining businesses of Dell Technologies through a series of transactions that will result in the pre-transaction stockholders of Dell Technologies owning shares in two, separate public companies: (1) VMware, Inc., which will own the businesses of VMware, Inc. and its subsidiaries, and (2) Dell Technologies, which will own Dell Technologies’ other businesses and subsidiaries (the “VMware Spin-off”).

VMware, Inc. will pay a cash dividend, pro rata, to each of the holders of VMware, Inc. common stock in an aggregate amount equal to an amount to be mutually agreed by the Company and VMware, Inc. between $11.5 billion and $12.0 billion, subject to the satisfaction of certain conditions of payment. Immediately following such payment, the separation of VMware, Inc. from the Company will occur, including through the termination or settlement of certain intercompany accounts and intercompany contracts and the other transactions. Upon the closing of the transaction, Dell Technologies intends to use net proceeds from its pro rata share of the cash dividend to repay debt.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The transaction is expected to close during the fourth quarter of calendar 2021, subject to certain closing conditions, including receipt of a favorable private letter ruling from the Internal Revenue Service that the transaction will qualify as tax-free for Dell Technologies stockholders for U.S. federal income tax purposes. Either Dell Technologies or VMware, Inc. may terminate the Separation and Distribution Agreement if the VMware Spin-off is not completed on or before January 28, 2022, among other termination rights.

In connection with and upon consummation of the VMware Spin-off, Dell Technologies and VMware, Inc. will enter into a Commercial Framework Agreement (the “CFA”). The CFA will provide a framework under which Dell Technologies and VMware, Inc. can continue their strategic commercial relationship after the transaction. The CFA will have an initial term of five years, with automatic one-year renewals occurring annually thereafter, subject to certain terms and conditions.

The announcement of the planned VMware Spin-off did not have any impact to the Company’s Condensed Consolidated Financial Statements or segment reporting. The Company will report VMware results as discontinued operations upon the closing of the transaction.

RSA Security Divestiture — On September 1, 2020, Dell Technologies completed the sale of RSA Security to a consortium led by Symphony Technology Group, Ontario Teachers’ Pension Plan Board and AlpInvest Partners for total cash consideration of approximately $2.082 billion, resulting in a pre-tax gain on sale of $338 million. The Company ultimately recorded a $21 million loss, net of $359 million in tax expense due to the relatively low tax basis for the assets sold, particularly goodwill. The transaction included the sale of RSA Archer, RSA NetWitness Platform, RSA SecurID, RSA Fraud and Risk Intelligence, and RSA Conference and was intended to further simplify Dell Technologies’ product portfolio and corporate structure. Prior to the divestiture, RSA Security’s operating results were included within Other businesses and did not qualify for presentation as a discontinued operation.

VMware, Inc. Acquisition of Pivotal — On December 30, 2019, VMware, Inc. completed its acquisition of Pivotal Software, Inc. (“Pivotal”) from the Company by merger (the “Pivotal acquisition”). As of the transaction date, Pivotal’s Class A common stock (NYSE: PVTL) ceased to be listed and traded on the New York Stock Exchange (“NYSE”). Due to the Company’s ownership of a controlling interest in Pivotal, the Company and VMware, Inc. accounted for the acquisition of the controlling interest in Pivotal as a transaction between entities under common control, and, consequently, the transaction had no net effect on the Company’s consolidated financial statements. Subsequent to the Pivotal acquisition, Pivotal operates as a wholly-owned subsidiary of VMware, Inc. and Dell Technologies reports Pivotal results within the VMware reportable segment. Prior to the Pivotal acquisition, Pivotal results were reported within Other businesses. This change in Pivotal segment classification was reflected retrospectively in the Company’s reportable segment results.

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

Recently Adopted Accounting Pronouncements

Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity — In August 2020, the Financial Accounting Standards Board (“FASB”) issued guidance to simplify the accounting for convertible debt instruments and convertible preferred stock, and the derivatives scope exception for contracts in an entity's own equity. In addition, the guidance on calculating diluted earnings per share has been simplified and made more internally consistent. The Company early adopted this standard as of January 30, 2021. There was no impact on the Condensed Consolidated Financial Statements or to diluted earnings per share as of the adoption date.

Simplifying Accounting for Income Taxes — In December 2019, the FASB issued guidance to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, Income Taxes, and by clarifying and amending existing guidance in order to improve consistent application of GAAP for other areas of Topic 740. The Company adopted the standard during the three months ended April 30, 2021. The impact of the adoption of this standard was immaterial to the Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 2 — FAIR VALUE MEASUREMENTS AND INVESTMENTS

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

	April 30, 2021				January 29, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(in millions)
Assets:
Cash and cash equivalents:
Money market funds	$8,936	$—	$—	$8,936	$8,846	$—	$—	$8,846
Equity and other securities	327	—	—	327	449	—	—	449
Derivative instruments	—	69	—	69	—	104	—	104
Total assets	$9,263	$69	$—	$9,332	$9,295	$104	$—	$9,399
Liabilities:
Derivative instruments	$—	$103	$—	$103	$—	$133	$—	$133
Total liabilities	$—	$103	$—	$103	$—	$133	$—	$133

The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value:

Money Market Funds — The Company’s investments in money market funds that are classified as cash equivalents hold underlying investments with a weighted average maturity of 90 days or less and are recognized at fair value. The valuations of these securities are based on quoted prices in active markets for identical assets, when available, or pricing models whereby all significant inputs are observable or can be derived from or corroborated by observable market data. The Company reviews security pricing and assesses liquidity on a quarterly basis. As of April 30, 2021, the Company’s U.S. portfolio had no material exposure to money market funds with a fluctuating net asset value.

Equity and Other Securities — The majority of the Company’s investments in equity and other securities that are measured at fair value on a recurring basis consist of strategic investments in publicly-traded companies. The valuation of these securities is based on quoted prices in active markets.

Derivative Instruments — The Company’s derivative financial instruments consist primarily of foreign currency forward and purchased option contracts and interest rate swaps. The fair value of the portfolio is determined using valuation models based on market observable inputs, including interest rate curves, forward and spot prices for currencies, and implied volatilities. Credit risk is also factored into the fair value calculation of the Company’s derivative financial instrument portfolio. See Note 6 of the Notes to the Condensed Consolidated Financial Statements for a description of the Company’s derivative financial instrument activities.

Deferred Compensation Plans — The Company offers deferred compensation plans for eligible employees, which allow participants to defer payment for a portion of their compensation. Assets were the same as liabilities associated with the plans at approximately $340 million and $308 million as of April 30, 2021 and January 29, 2021, respectively, and are included in other assets and other liabilities on the Condensed Consolidated Statements of Financial Position. The net impact to the Condensed Consolidated Statements of Income is not material since changes in the fair value of the assets substantially offset changes in the fair value of the liabilities. As such, assets and liabilities associated with these plans have not been included in the recurring fair value table above.

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

As of April 30, 2021 and January 29, 2021, the Company held private strategic investments of $1.1 billion and $1.0 billion, respectively. As these investments represent early-stage companies without readily determinable fair values, they are not included in the recurring fair value table above.

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

Carrying Value and Estimated Fair Value of Outstanding Debt — The following table presents the carrying value and estimated fair value of the Company’s outstanding debt as described in Note 5 of the Notes to the Condensed Consolidated Financial Statements, including the current portion, as of the dates indicated:

	April 30, 2021		January 29, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in billions)
Senior Secured Credit Facilities	$6.2	$6.3	$6.2	$6.3
First Lien Notes	$18.3	$22.7	$18.3	$22.8
Unsecured Notes and Debentures	$0.8	$1.2	$1.2	$1.6
Senior Notes	$1.6	$1.7	$2.7	$2.8
EMC Notes	$1.0	$1.0	$1.0	$1.0
VMware Notes	$4.7	$5.2	$4.7	$5.3
Margin Loan Facility	$4.0	$3.9	$4.0	$3.9

The fair values of the outstanding debt shown in the table above, as well as the debt of Dell Financial Services (“DFS”) and its affiliates described in Note 3 of the Notes to the Condensed Consolidated Financial Statements, were determined based on observable market prices in a less active market or based on valuation methodologies using observable inputs and were categorized as Level 2 in the fair value hierarchy. The carrying value of DFS debt approximates fair value.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Investments

The following table presents the carrying value of the Company’s investments as of the dates indicated:

	April 30, 2021				January 29, 2021
	Cost	Unrealized Gain	Unrealized (Loss)	Carrying Value	Cost	Unrealized Gain	Unrealized (Loss)	Carrying Value
	(in millions)
Equity and other securities	$1,328	$198	$(121)	$1,405	$907	$677	$(145)	$1,439
Fixed income debt securities	256	9	—	265	176	9	—	185
Total securities				$1,670				$1,624

Equity and other securities — The Company has strategic investments in publicly-traded and privately-held companies. For the three months ended April 30, 2021, the equity and other securities without readily determinable fair values of $1.1 billion increased by $198 million, primarily due to upward adjustments for observable price changes, offset by $26 million of downward adjustments primarily attributable to observable price changes. The remainder of equity and other securities consists of publicly-traded investments that are measured at fair value on a recurring basis.

Fixed income debt securities — The Company has fixed income debt securities carried at amortized cost. The debt securities are held as collateral for borrowings. The Company intends to hold the investments to maturity. Unrealized gains relate to foreign currency impacts.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 3 — FINANCIAL SERVICES

The Company offers or arranges various financing options, services, and alternative payment structures for its customers in North America, Europe, Australia, and New Zealand through Dell Financial Services and its affiliates (“DFS”). The Company also arranges financing for some of its customers in various countries where DFS does not currently operate as a captive enterprise. The key activities of DFS include originating, collecting, and servicing customer financing arrangements primarily related to the purchase or use of Dell Technologies products and services. In some cases, DFS also offers financing on the purchase of third-party technology products that complement the Dell Technologies portfolio of products and services. New financing originations were $1.9 billion and $1.8 billion for the three months ended April 30, 2021 and May 1, 2020, respectively.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Financing Receivables

The following table presents the components of the Company’s financing receivables segregated by portfolio segment as of the dates indicated:

	April 30, 2021			January 29, 2021
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total
	(in millions)
Financing receivables, net:
Customer receivables, gross (a)	$752	$9,438	$10,190	$796	$9,595	$10,391
Allowances for losses	(139)	(177)	(316)	(148)	(173)	(321)
Customer receivables, net	613	9,261	9,874	648	9,422	10,070
Residual interest	—	367	367	—	424	424
Financing receivables, net	$613	$9,628	$10,241	$648	$9,846	$10,494
Short-term	$613	$4,367	$4,980	$648	$4,507	$5,155
Long-term	$—	$5,261	$5,261	$—	$5,339	$5,339
____________________
(a)    Customer receivables, gross includes amounts due from customers under revolving loans, fixed-term loans, fixed-term sales-type or direct financing leases, and accrued interest.

The following tables present the changes in allowance for financing receivable losses for the periods indicated:

	Three Months Ended
	April 30, 2021			May 1, 2020
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total
	(in millions)
Allowance for financing receivable losses:
Balances at beginning of period	$148	$173	$321	$70	$79	$149
Adjustment for adoption of accounting standard (a)	—	—	—	40	71	111
Charge-offs, net of recoveries	(13)	(2)	(15)	(20)	(9)	(29)
Provision charged to income statement	4	6	10	54	36	90
Balances at end of period	$139	$177	$316	$144	$177	$321
____________________
(a)    The Company adopted the current expected credit losses standard as of February 1, 2020 using the modified retrospective method, with the cumulative-effect adjustment to the opening balance of stockholders’ equity (deficit) as of the adoption date.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Aging

The following table presents the aging of the Company’s customer financing receivables, gross, including accrued interest, segregated by class, as of the dates indicated:

	April 30, 2021				January 29, 2021
	Current	Past Due 1 — 90 Days	Past Due >90 Days	Total	Current	Past Due 1 — 90 Days	Past Due >90 Days	Total
	(in millions)
Revolving — DPA	$549	$21	$10	$580	$578	$30	$13	$621
Revolving — DBC	158	11	3	172	157	14	4	175
Fixed-term — Consumer and Commercial	9,035	346	57	9,438	9,192	316	87	9,595
Total customer receivables, gross	$9,742	$378	$70	$10,190	$9,927	$360	$104	$10,391

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

Fixed-term consumer and commercial customer receivables are placed on non-accrual status if principal or interest is past due and considered delinquent, or if there is concern about collectibility of a specific customer receivable. These receivables identified as doubtful for collectibility may be classified as current for aging purposes. Aged revolving portfolio customer receivables identified as delinquent are charged off. Receivables are moved back to accrual status when the collection of interest is probable, or the collection of the net investment is no longer doubtful.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Credit Quality

The following tables presents customer receivables, gross, including accrued interest, by credit quality indicator segregated by class and year of origination, as of the dates indicated:

	April 30, 2021
	Fixed-term — Consumer and Commercial
	Fiscal Year of Origination
	2022	2021	2020	2019	2018	Years Prior	Revolving — DPA (a)	Revolving — DBC (a)	Total
	(in millions)
Higher	$1,057	$2,597	$1,520	$486	$107	$13	$153	$45	$5,978
Mid	286	1,000	553	190	45	4	176	51	2,305
Lower	238	728	419	163	27	5	251	76	1,907
Total	$1,581	$4,325	$2,492	$839	$179	$22	$580	$172	$10,190

	January 29, 2021
	Fixed-term — Consumer and Commercial
	Fiscal Year of Origination
	2021	2020	2019	2018	2017	Years Prior	Revolving — DPA (a)	Revolving — DBC (a)	Total
	(in millions)
Higher	$3,125	$1,802	$661	$166	$26	$—	$172	$47	$5,999
Mid	1,121	671	287	73	9	—	188	52	2,401
Lower	865	499	243	38	9	—	261	76	1,991
Total	$5,111	$2,972	$1,191	$277	$44	$—	$621	$175	$10,391
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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Leases

Interest income on sales-type lease receivables was $64 million and $65 million for the three months ended April 30, 2021 and May 1, 2020, respectively.

The following table presents the net revenue, cost of net revenue, and gross margin recognized at the commencement date of sales-type leases for the periods indicated:

	Three Months Ended
	April 30, 2021	May 1, 2020
	(in millions)
Net revenue — products	$230	$215
Cost of net revenue — products	163	159
Gross margin — products	$67	$56

The following table presents the future maturity of the Company’s fixed-term customer leases and associated financing payments, and reconciles the undiscounted cash flows to the customer receivables, gross recognized on the Condensed Consolidated Statements of Financial Position as of the date indicated:

April 30, 2021
(in millions)
Fiscal 2022 (remaining nine months)	$2,232
Fiscal 2023	1,819
Fiscal 2024	1,086
Fiscal 2025	429
Fiscal 2026 and beyond	141
Total undiscounted cash flows	5,707
Fixed-term loans	4,399
Revolving loans	752
Less: unearned income	(668)
Total customer receivables, gross	$10,190

Operating Leases

The following table presents the components of the Company’s operating lease portfolio included in Property, plant, and equipment, net as of the dates indicated:

	April 30, 2021	January 29, 2021
	(in millions)
Equipment under operating lease, gross	$1,921	$1,746
Less: accumulated depreciation	(541)	(432)
Equipment under operating lease, net	$1,380	$1,314

Operating lease income relating to lease payments was $156 million and $87 million for the three months ended April 30, 2021 and May 1, 2020, respectively. Depreciation expense was $116 million and $62 million for the three months ended April 30, 2021 and May 1, 2020, respectively.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents the future payments to be received by the Company as lessor in operating lease contracts as of the date indicated:

April 30, 2021
(in millions)
Fiscal 2022 (remaining nine months)	$525
Fiscal 2023	516
Fiscal 2024	261
Fiscal 2025	59
Fiscal 2026 and beyond	9
Total	$1,370

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

	April 30, 2021	January 29, 2021
	(in millions)
DFS U.S. debt:
Asset-based financing and securitization facilities	$2,674	$3,311
Fixed-term securitization offerings	3,548	2,961
Other	198	140
Total DFS U.S. debt	6,420	6,412
DFS international debt:
Securitization facility	784	786
Other borrowings	1,087	1,006
Note payable	250	250
Dell Bank Senior Unsecured Eurobonds	1,212	1,212
Total DFS international debt	3,333	3,254
Total DFS debt	$9,753	$9,666
Total short-term DFS debt	$4,673	$4,888
Total long-term DFS debt	$5,080	$4,778

DFS U.S. Debt

Asset-Based Financing and Securitization Facilities — The Company maintains separate asset-based financing facilities and a securitization facility in the United States, which are revolving facilities for fixed-term leases and loans and for revolving loans, respectively. This debt is collateralized solely by the U.S. loan and lease payments and associated equipment in the facilities. The debt has a variable interest rate and the duration of the debt is based on the terms of the underlying loan and lease payment streams. As of April 30, 2021, the total debt capacity related to the U.S. asset-based financing and securitization facilities was $4.1 billion. The Company enters into interest swap agreements to effectively convert a portion of this debt from a floating rate to a fixed rate. See Note 6 of the Notes to the Condensed Consolidated Financial Statements for additional information about interest rate swaps.

The Company’s U.S. securitization facility for revolving loans is effective through June 25, 2022. The Company’s two U.S. asset-based financing facilities for fixed-term leases and loans are effective through August 22, 2021 and July 26, 2022, respectively.

The asset-based financing and securitization facilities contain standard structural features related to the performance of the funded receivables, which include defined credit losses, delinquencies, average credit scores, and minimum collection requirements. In the event one or more of these criteria are not met and the Company is unable to restructure the facility, no further funding of receivables will be permitted and the timing of the Company’s expected cash flows from over-collateralization will be delayed. As of April 30, 2021, these criteria were met.

Fixed-Term Securitization Offerings — The Company periodically issues asset-backed debt securities under fixed-term securitization programs to private investors. The asset-backed debt securities are collateralized solely by the U.S. fixed-term leases and loans in the offerings, which are held by Special Purpose Entities (“SPEs”), as discussed below. The interest rate on these securities is fixed and ranges from 0.21% to 5.92% per annum, and the duration of these securities is based on the terms of the underlying loan and lease payment streams.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

DFS International Debt

Securitization Facility — The Company maintains a securitization facility in Europe for fixed-term leases and loans. This facility is effective through December 21, 2022 and has a total debt capacity of $970 million as of April 30, 2021.

The securitization facility contains standard structural features related to the performance of the securitized receivables, which include defined credit losses, delinquencies, average credit scores, and minimum collection requirements. In the event one or more of these criteria are not met and the Company is unable to restructure the program, no further funding of receivables will be permitted and the timing of the Company’s expected cash flows from over-collateralization will be delayed. As of April 30, 2021, these criteria were met.

Other Borrowings — In connection with the Company’s international financing operations, the Company has entered into revolving structured financing debt programs related to its fixed-term lease and loan products sold in Canada, Europe, Australia, and New Zealand. The Canadian facility, which is collateralized solely by Canadian loan and lease payments and associated equipment, had a total debt capacity of $366 million as of April 30, 2021, and is effective through January 16, 2025. The European facility, which is collateralized solely by European loan and lease payments and associated equipment, had a total debt capacity of $727 million as of April 30, 2021, and is effective through June 14, 2022. The Australia and New Zealand facility, which is collateralized solely by Australia and New Zealand loan and lease payments and associated equipment, had a total debt capacity of $349 million as of April 30, 2021, and is effective through April 20, 2023.

Note Payable — On August 7, 2020, the Company entered into two new unsecured credit agreements to fund receivables in Mexico. As of April 30, 2021, the aggregate principal amount of the notes payable was $250 million. The notes bear interest at an annual rate of 3.37% and will mature on June 1, 2022.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Variable Interest Entities

In connection with the asset-based financing facilities, securitization facilities, and fixed-term securitization offerings discussed above, the Company transfers certain U.S. and European loan and lease payments and associated equipment to SPEs that meet the definition of a Variable Interest Entity (“VIE”) and are consolidated, along with the associated debt detailed above, into the Condensed Consolidated Financial Statements, as the Company is the primary beneficiary of those VIEs. The SPEs are bankruptcy-remote legal entities with separate assets and liabilities. The purpose of the SPEs is to facilitate the funding of customer loan and lease payments and associated equipment in the capital markets.

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

The following table presents financing receivables and equipment under operating leases, net held by the consolidated VIEs as of the dates indicated:

	April 30, 2021	January 29, 2021
	(in millions)
Assets held by consolidated VIEs
Other current assets	$874	$838
Financing receivables, net of allowance
Short-term	$3,478	$3,534
Long-term	$3,267	$3,314
Property, plant, and equipment, net	$827	$792
Liabilities held by consolidated VIEs
Debt, net of unamortized debt issuance costs
Short-term	$4,055	$4,208
Long-term	$2,938	$2,841

Loan and lease payments and associated equipment transferred via securitization through SPEs were $1.4 billion and $1.8 billion for the three months ended April 30, 2021 and May 1, 2020, respectively.

Customer Receivables Sales

To manage certain concentrations of customer credit exposure, the Company may sell selected fixed-term customer receivables to unrelated third parties on a periodic basis, without recourse. The amount of customer receivables sold for this purpose was $101 million and $21 million for the three months ended April 30, 2021 and May 1, 2020, respectively. The Company’s continuing involvement in such customer receivables is primarily limited to servicing arrangements.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 4 — LEASES

The Company enters into leasing transactions in which the Company is the lessee. These lease contracts are typically classified as operating leases. The Company’s lease contracts are generally for office buildings used to conduct its business, and the determination of whether such contracts contain leases generally does not require significant estimates or judgments. The Company also leases certain global logistics warehouses, employee vehicles, and equipment. As of April 30, 2021, the remaining terms of the Company’s leases range from less than one month to approximately 25 years.

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

Financial information associated with the Company’s leases in which the Company is the lessee is contained in this Note. As of both April 30, 2021 and January 29, 2021, there were no material finance leases for which the Company was a lessee.

The following table presents components of lease costs included in the Condensed Consolidated Statements of Income for the periods indicated:

	Three Months Ended
	April 30, 2021	May 1, 2020
	(in millions)
Operating lease costs	$142	$131
Variable costs	33	44
Total lease costs	$175	$175

During both the three months ended April 30, 2021 and May 1, 2020, sublease income, finance lease costs, and short-term lease costs were immaterial.

The following table presents supplemental information related to operating leases included in the Condensed Consolidated Statements of Financial Position as of the dates indicated:

	Classification	April 30, 2021	January 29, 2021
		(in millions, except for term and discount rate)
Operating lease ROU assets	Other non-current assets	$2,088	$2,117

Current operating lease liabilities	Accrued and other current liabilities	$440	$436
Non-current operating lease liabilities	Other non-current liabilities	1,791	1,787
Total operating lease liabilities		$2,231	$2,223

Weighted-average remaining lease term (in years)		8.76	8.85
Weighted-average discount rate		3.40%	3.47%

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents supplemental cash flow information related to leases for the periods indicated:

	Three Months Ended
	April 30, 2021	May 1, 2020
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities — operating cash outflows from operating leases	$134	$131

ROU assets obtained in exchange for new operating lease liabilities	$117	$120

The following table presents the future maturities of the Company’s operating lease liabilities under non-cancelable leases and reconciles the undiscounted cash flows for these leases to the lease liability recognized on the Condensed Consolidated Statements of Financial Position as of the date indicated:

April 30, 2021
(in millions)
Fiscal 2022 (remaining nine months)	$351
Fiscal 2023	469
Fiscal 2024	347
Fiscal 2025	260
Fiscal 2026	211
Thereafter	1,010
Total lease payments	2,648
Less: Imputed interest	(417)
Total	$2,231
Current operating lease liabilities	$440
Non-current operating lease liabilities	$1,791

Future lease commitments after Fiscal 2026 include the ground lease on VMware, Inc.’s Palo Alto, California headquarters facilities, which expires in Fiscal 2047.

As of April 30, 2021, the Company has additional operating leases that have not yet commenced of $97 million. These operating leases will commence during Fiscal 2022 with lease terms of one year to 10 years.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 5 — DEBT
The following table presents the Company’s outstanding debt as of the dates indicated:

	April 30, 2021	January 29, 2021
	(in millions)
Secured Debt
Senior Secured Credit Facilities:
2.00% Term Loan B-2 Facility due September 2025	$3,135	$3,143
1.90% Term Loan A-6 Facility due March 2024	3,134	3,134
First Lien Notes:
5.45% due June 2023	3,750	3,750
4.00% due July 2024	1,000	1,000
5.85% due July 2025	1,000	1,000
6.02% due June 2026	4,500	4,500
4.90% due October 2026	1,750	1,750
6.10% due July 2027	500	500
5.30% due October 2029	1,750	1,750
6.20% due July 2030	750	750
8.10% due July 2036	1,500	1,500
8.35% due July 2046	2,000	2,000
Unsecured Debt
Unsecured Notes and Debentures:
4.625% due April 2021	—	400
7.10% due April 2028	300	300
6.50% due April 2038	388	388
5.40% due September 2040	264	264
Senior Notes:
5.875% due June 2021	—	1,075
7.125% due June 2024	1,625	1,625
EMC Notes:
3.375% due June 2023	1,000	1,000
Debt of Public Subsidiary
VMware Notes:
2.95% due August 2022	1,500	1,500
4.50% due May 2025	750	750
4.65% due May 2027	500	500
3.90% due August 2027	1,250	1,250
4.70% due May 2030	750	750
DFS Debt (Note 3)	9,753	9,666
Other
2.46% Margin Loan Facility due April 2022	4,000	4,000
Other	304	235
Total debt, principal amount	$47,153	$48,480

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	April 30, 2021	January 29, 2021
	(in millions)
Total debt, principal amount	$47,153	$48,480
Unamortized discount, net of unamortized premium	(185)	(194)
Debt issuance costs	(285)	(302)
Total debt, carrying value	$46,683	$47,984
Total short-term debt, carrying value	$8,748	$6,362
Total long-term debt, carrying value	$37,935	$41,622

During the three months ended April 30, 2021, the net decrease in the Company’s debt balance was primarily due to:
•repayment of $1,075 million principal amount of the 5.875% Senior Notes due June 2021; and
•repayment of $400 million principal amount of the 4.625% Unsecured Notes due April 2021.

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

As of April 30, 2021, available borrowings under the Revolving Credit Facility totaled $4.5 billion. The Senior Secured Credit Facilities provide that the borrowers have the right at any time, subject to customary conditions, to request incremental term loans or incremental revolving commitments.

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

Except for a change in the interest rate, the Refinancing Term B-2 Loans have substantially the same terms as the Original Term B Loans under the sixth refinancing amendment to the Senior Secured Credit Agreement. Amortization payments on the Refinancing Term B-2 Loans are equal to 0.25% of the aggregate principal amount of Refinancing Term B-2 Loans outstanding on the effective date of the eighth refinancing amendment, payable at the end of each fiscal quarter, commencing with the fiscal quarter ended April 30, 2021.

Borrowings under the Senior Secured Credit Facilities bear interest at a rate per annum equal to an applicable margin, plus, at the borrowers’ option, either (a) a base rate, or (b) the London Interbank Offered Rate (“LIBOR”). The Term Loan A-6 Facility bears interest at LIBOR plus an applicable margin ranging from 1.25% to 2.00% or a base rate plus an applicable margin ranging from 0.25% to 1.00%. The Refinancing Term B-2 Loans bear interest at LIBOR plus an applicable margin of 1.75% or a base rate plus an applicable margin of 0.75%. Interest is payable, in the case of loans bearing interest based on LIBOR, at the end of each interest period (but at least every three months), in arrears and, in the case of loans bearing interest based on the base rate, quarterly in arrears.

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

The Company agreed to use commercially reasonable efforts to register with the SEC notes having terms substantially identical to the terms of the First Lien Notes as part of an offer to exchange such registered notes for the First Lien Notes. The Company will be obligated to pay additional interest on the First Lien Notes if it fails to consummate such an exchange offer within five years after the closing date of the EMC merger transaction, in the case of the First Lien Notes issued on June 1, 2016, and within five years after their respective issue dates, in the case of the First Lien Notes issued on March 20, 2019 and April 9, 2020. On April 15, 2021, Dell International L.L.C., EMC Corporation and the guarantors of the First Lien Notes (collectively, the “Registrants”) filed a registration statement with the SEC relating to the proposed exchange offer of such registered notes.

Subsequent to the three months ended April 30, 2021, on May 13, 2021, the Registrants filed an amendment to the registration statement, which was declared effective on May 17, 2021. In addition, on May 17, 2021, the Registrants filed a prospectus with the SEC and launched the exchange offer. The exchange offer expires at 5:00 p.m., New York City time, on June 15, 2021, unless extended by Dell International L.L.C. and EMC Corporation. During this period holders of the First Lien Notes may elect to tender their unregistered outstanding notes for freely tradable exchange notes that have been registered under the Securities Act. The Company does not currently intend to extend the expiration date.

Unsecured Debt

Unsecured Notes and Debentures — The Company has outstanding unsecured notes and debentures (collectively, the “Unsecured Notes and Debentures”) that were issued by Dell prior to the acquisition of Dell by Dell Technologies Inc. in the going-private transaction that closed in October 2013. Interest on outstanding borrowings is payable semiannually.

Senior Notes — The senior unsecured notes (collectively, the “Senior Notes”) were issued on June 22, 2016 in an aggregate principal amount of $3.25 billion. Interest on outstanding borrowings is payable semiannually.

EMC Notes — On September 7, 2016, EMC had outstanding $2.5 billion aggregate principal amount of its 1.875% Notes due June 2018, $2.0 billion aggregate principal amount of its 2.650% Notes due June 2020, and $1.0 billion aggregate principal amount of its 3.375% Notes due June 2023 (collectively, the “EMC Notes”). Interest on outstanding borrowings is payable semiannually.

VMware Notes — VMware, Inc. completed public offerings of unsecured senior notes in the aggregate amounts of $4.0 billion and $2.0 billion on August 21, 2017 and April 7, 2020, respectively (the “VMware Notes”). None of the net proceeds of such borrowings will be made available to support the operations or satisfy any corporate purposes of Dell Technologies, other than the operations and corporate purposes of VMware, Inc. and VMware, Inc.’s subsidiaries. Interest on outstanding borrowings is payable semiannually.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

VMware Revolving Credit Facility — On September 12, 2017, VMware, Inc. entered into an unsecured credit agreement, establishing a revolving credit facility (the “VMware Revolving Credit Facility”) with a syndicate of lenders that provides the company with a borrowing capacity of up to $1.0 billion for VMware, Inc. general corporate purposes. Commitments under the VMware Revolving Credit Facility are available for a period of five years, which may be extended, subject to the satisfaction of certain conditions, by up to two one year periods. The credit agreement contains certain representations, warranties, and covenants. Commitment fees, interest rates, and other terms of borrowing under the VMware Revolving Credit Facility may vary based on VMware, Inc.’s external credit ratings. None of the net proceeds of such borrowings will be made available to support the operations or satisfy any corporate purposes of Dell Technologies, other than the operations and corporate purposes of VMware, Inc. and VMware, Inc.’s subsidiaries. As of April 30, 2021, there were no outstanding borrowings under the VMware Revolving Credit Facility.

DFS Debt

See Note 3 and Note 6 of the Notes to the Condensed Consolidated Financial Statements, respectively, for discussion of DFS debt and the interest rate swap agreements that hedge a portion of that debt.

Other

Margin Loan Facility — On April 12, 2017, the Company entered into the Margin Loan Facility in an aggregate principal amount of $2.0 billion. In connection with the Class V transaction described in Note 1 of the Notes to the Condensed Consolidated Financial Statements, on December 20, 2018, the Company amended the Margin Loan Facility to increase the aggregate principal amount to $3.35 billion. In connection with obtaining the Term Loan A-6 Facility during the fiscal year ended January 31, 2020, the Company increased the aggregate principal amount of the Margin Loan Facility to $4.0 billion. VMware Holdco LLC, a wholly-owned subsidiary of EMC, is the borrower under the Margin Loan Facility, which is secured by approximately 76 million shares of Class B common stock of VMware, Inc. and approximately 24 million shares of Class A common stock of VMware, Inc.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Aggregate Future Maturities

The following table presents the aggregate future maturities of the Company’s debt as of April 30, 2021 for the periods indicated:

	Maturities by Fiscal Year
	2022 (remaining nine months)	2023	2024	2025	2026	Thereafter	Total
	(in millions)
Senior Secured Credit Facilities and First Lien Notes	$31	$213	$6,007	$1,758	$4,017	$12,743	$24,769
Unsecured Notes and Debentures	—	—	—	—	—	952	952
Senior Notes and EMC Notes	—	—	1,000	1,625	—	—	2,625
VMware Notes	—	1,500	—	—	750	2,500	4,750
DFS Debt	3,844	4,249	774	850	36	—	9,753
Margin Loan Facility	—	4,000	—	—	—	—	4,000
Other	11	11	171	78	8	25	304
Total maturities, principal amount	3,886	9,973	7,952	4,311	4,811	16,220	47,153
Associated carrying value adjustments	(6)	(15)	(32)	(71)	(47)	(299)	(470)
Total maturities, carrying value amount	$3,880	$9,958	$7,920	$4,240	$4,764	$15,921	$46,683

Covenants and Unrestricted Net Assets — The credit agreement for the Senior Secured Credit Facilities contains customary negative covenants that generally limit the ability of Denali Intermediate Inc., a wholly-owned subsidiary of Dell Technologies (“Denali Intermediate”), Dell, and Dell’s and Denali Intermediate’s other restricted subsidiaries to incur debt, create liens, make fundamental changes, enter into asset sales, make certain investments, pay dividends or distribute or redeem certain equity interests, prepay or redeem certain debt, and enter into certain transactions with affiliates. The indenture governing the Senior Notes contains customary negative covenants that generally limit the ability of Denali Intermediate, Dell, and Dell’s and Denali Intermediate’s other restricted subsidiaries to incur additional debt or issue certain preferred shares, pay dividends on or make other distributions in respect of capital stock or make other restricted payments, make certain investments, sell or transfer certain assets, create liens on certain assets to secure debt, consolidate, merge, sell, or otherwise dispose of all or substantially all assets, enter into certain transactions with affiliates, and designate subsidiaries as unrestricted subsidiaries. The negative covenants under such credit agreements and indenture are subject to certain exceptions, qualifications, and “baskets.” The indentures governing the First Lien Notes, the Unsecured Notes and Debentures, and the EMC Notes variously impose limitations, subject to specified exceptions, on creating certain liens, entering into sale and lease-back transactions, and entering into certain asset sales. The foregoing credit agreements and indentures contain customary events of default, including failure to make required payments, failure to comply with covenants, and the occurrence of certain events of bankruptcy and insolvency.

As of April 30, 2021, the Company had certain consolidated subsidiaries that were designated as unrestricted subsidiaries for all purposes of the applicable credit agreements and the indentures governing the First Lien Notes and the Senior Notes. Substantially all of the net assets of the Company’s consolidated subsidiaries were restricted, with the exception of the Company’s unrestricted subsidiaries, primarily VMware, Inc., Secureworks, and their respective subsidiaries, as of April 30, 2021.

The Term Loan A-6 Facility and the Revolving Credit Facility are subject to a first lien leverage ratio covenant that is tested at the end of each fiscal quarter of Dell with respect to Dell’s preceding four fiscal quarters. The Company was in compliance with all financial covenants as of April 30, 2021.

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

During the three months ended April 30, 2021 and May 1, 2020, the Company did not discontinue any cash flow hedges related to foreign exchange contracts that had a material impact on the Company’s results of operations due to the probability that the forecasted cash flows would not occur.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Derivative Instruments

Notional Amounts of Outstanding Derivative Instruments

	April 30, 2021	January 29, 2021
	(in millions)
Foreign exchange contracts:
Designated as cash flow hedging instruments	$6,967	$6,840
Non-designated as hedging instruments	9,449	9,890
Total	$16,416	$16,730
Interest rate contracts:
Non-designated as hedging instruments	$6,011	$5,859

Effect of Derivative Instruments Designated as Hedging Instruments on the Condensed Consolidated Statements of Financial Position and the Condensed Consolidated Statements of Income

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in Accumulated OCI, Net of Tax, on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income
	(in millions)		(in millions)
For the three months ended April 30, 2021
		Total net revenue	$(29)
Foreign exchange contracts	$(1)	Total cost of net revenue	2
Interest rate contracts	—	Interest and other, net	—
Total	$(1)		$(27)

For the three months ended May 1, 2020
		Total net revenue	$96
Foreign exchange contracts	$167	Total cost of net revenue	4
Interest rate contracts	—	Interest and other, net	—
Total	$167		$100

Effect of Derivative Instruments Not Designated as Hedging Instruments on the Condensed Consolidated Statements of Income

	Three Months Ended
	April 30, 2021	May 1, 2020	Location of Gain (Loss) Recognized
	(in millions)
Gain (Loss) Recognized:
Foreign exchange contracts	$(24)	$52	Interest and other, net
Interest rate contracts	1	(39)	Interest and other, net
Total	$(23)	$13

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Fair Value of Derivative Instruments in the Condensed Consolidated Statements of Financial Position

The Company presents its foreign exchange derivative instruments on a net basis in the Condensed Consolidated Statements of Financial Position due to the right of offset by its counterparties under master netting arrangements. The following tables present the fair value of those derivative instruments presented on a gross basis as of the dates indicated:

	April 30, 2021
	Other Current Assets	Other Non- Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value
	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange contracts in an asset position	$45	$—	$19	$—	$64
Foreign exchange contracts in a liability position	(20)	—	(19)	—	(39)
Net asset (liability)	25	—	—	—	25
Derivatives not designated as hedging instruments:
Foreign exchange contracts in an asset position	111	—	57	—	168
Foreign exchange contracts in a liability position	(76)	—	(127)	(7)	(210)
Interest rate contracts in an asset position	—	9	—	—	9
Interest rate contracts in a liability position	—	—	—	(26)	(26)
Net asset (liability)	35	9	(70)	(33)	(59)
Total derivatives at fair value	$60	$9	$(70)	$(33)	$(34)

	January 29, 2021
	Other Current Assets	Other Non- Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value
	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange contracts in an asset position	$28	$—	$18	$—	$46
Foreign exchange contracts in a liability position	(10)	—	(15)	—	(25)
Net asset (liability)	18	—	3	—	21
Derivatives not designated as hedging instruments:
Foreign exchange contracts in an asset position	184	—	58	—	242
Foreign exchange contracts in a liability position	(108)	—	(159)	(4)	(271)
Interest rate contracts in an asset position	—	10	—	—	10
Interest rate contracts in a liability position	—	—	—	(31)	(31)
Net asset (liability)	76	10	(101)	(35)	(50)
Total derivatives at fair value	$94	$10	$(98)	$(35)	$(29)

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following tables present the gross amounts of the Company’s derivative instruments, amounts offset due to master netting agreements with the Company’s counterparties, and the net amounts recognized in the Condensed Consolidated Statements of Financial Position as of the dates indicated:

	April 30, 2021
	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ (Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount of Assets/ (Liabilities) Recognized in the Statement of Financial Position
				Financial Instruments	Cash Collateral Received or Pledged
	(in millions)
Derivative instruments:
Financial assets	$242	$(173)	$69	$—	$—	$69
Financial liabilities	(276)	173	(103)	—	6	(97)
Total derivative instruments	$(34)	$—	$(34)	$—	$6	$(28)

	January 29, 2021
	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ (Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount of Assets/ (Liabilities) Recognized in the Statement of Financial Position
				Financial Instruments	Cash Collateral Received or Pledged
	(in millions)
Derivative instruments:
Financial assets	$298	$(194)	$104	$—	$—	$104
Financial liabilities	(327)	194	(133)	—	2	(131)
Total derivative instruments	$(29)	$—	$(29)	$—	$2	$(27)

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Infrastructure Solutions Group, Client Solutions Group, and VMware reporting units are consistent with the reportable segments identified in Note 16 of the Notes to the Condensed Consolidated Financial Statements. Offerings within Other businesses as defined below represent separate reporting units.

The following table presents goodwill allocated to the Company’s reportable segments and changes in the carrying amount of goodwill as of the dates indicated:

	Infrastructure Solutions Group	Client Solutions Group	VMware	Other Businesses (a)	Total
	(in millions)
Balance as of January 29, 2021	$15,324	$4,237	$20,802	$466	$40,829
Impact of foreign currency translation	10	—	—	—	10
Balance as of April 30, 2021	$15,334	$4,237	$20,802	$466	$40,839
____________________
(a)    Goodwill allocated to Other businesses consists of Secureworks, Virtustream, and Boomi.

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

Management exercised significant judgment related to the above assessment, including the identification of goodwill reporting units, assignment of assets and liabilities to goodwill reporting units, assignment of goodwill to reporting units, and determination of the fair value of each goodwill reporting unit. The fair value of each goodwill reporting unit is generally estimated using a combination of public company multiples and discounted cash flow methodologies, unless the reporting unit relates to a publicly-traded entity (VMware, Inc. or Secureworks), in which case the fair value is determined based primarily on the public company market valuation. The discounted cash flow and public company multiples methodologies require significant judgment, including estimation of future revenues, gross margins, and operating expenses, which is dependent on internal forecasts, current and anticipated economic conditions and trends, selection of market multiples through assessment of the reporting unit’s performance relative to peer competitors, the estimation of the long-term revenue growth rate and discount rate of the Company’s business, and the determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the fair value of the goodwill reporting unit, potentially resulting in a non-cash impairment charge.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Intangible Assets

The following table presents the Company’s intangible assets as of the dates indicated:

	April 30, 2021			January 29, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in millions)
Customer relationships	$22,394	$(15,864)	$6,530	$22,394	$(15,448)	$6,946
Developed technology	15,499	(12,409)	3,090	15,488	(12,136)	3,352
Trade names	1,285	(931)	354	1,285	(909)	376
Definite-lived intangible assets	39,178	(29,204)	9,974	39,167	(28,493)	10,674
Indefinite-lived trade names	3,755	—	3,755	3,755	—	3,755
Total intangible assets	$42,933	$(29,204)	$13,729	$42,922	$(28,493)	$14,429

Amortization expense related to definite-lived intangible assets was approximately $0.7 billion and $0.9 billion for the three months ended April 30, 2021 and May 1, 2020, respectively. There were no material impairment charges related to intangible assets during the three months ended April 30, 2021 or May 1, 2020.

During the three months ended May 1, 2020, the Company recognized proceeds and a gain of $120 million from the sale of certain internally developed intellectual property assets.

The following table presents the estimated future annual pre-tax amortization expense of definite-lived intangible assets as of the date indicated:

April 30, 2021
(in millions)
Fiscal 2022 (remaining nine months)	$1,993
Fiscal 2023	1,826
Fiscal 2024	1,457
Fiscal 2025	1,107
Fiscal 2026	861
Thereafter	2,730
Total	$9,974

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 8 — DEFERRED REVENUE

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

The following table presents the changes in the Company’s deferred revenue for the periods indicated:

	Three Months Ended
	April 30, 2021	May 1, 2020
	(in millions)
Deferred revenue:
Deferred revenue at beginning of period	$30,801	$27,800
Revenue deferrals	6,480	5,423
Revenue recognized	(5,905)	(5,356)
Other (a)	—	(250)
Deferred revenue at end of period	$31,376	$27,617
Short-term deferred revenue	$16,835	$14,766
Long-term deferred revenue	$14,541	$12,851
____________________
(a) For the three months ended May 1, 2020, Other represents the reclassification of RSA Security deferred revenue to liabilities held for sale. See Note 1 of the Notes to the Condensed Consolidated Financial Statements for more information about the divestiture of RSA Security.

Remaining Performance Obligations — Remaining performance obligations represent the aggregate amount of the transaction price allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include deferred revenue plus unbilled amounts not yet recorded in deferred revenue. The value of the transaction price allocated to remaining performance obligations as of April 30, 2021 was approximately $42 billion. The Company expects to recognize approximately 61% of remaining performance obligations as revenue in the next twelve months, and the remainder thereafter.

The aggregate amount of the transaction price allocated to remaining performance obligations does not include amounts owed under cancellable contracts where there is no substantive termination penalty. The Company applied the practical expedient to exclude the value of remaining performance obligations for contracts for which revenue is recognized at the amount to which the Company has the right to invoice for services performed.

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

The following is a discussion of the Company’s significant legal matters and other proceedings:

Class Actions Related to the Class V Transaction — Four purported stockholders brought putative class action complaints arising out of the Class V transaction described in Note 1 of the Notes to the Condensed Consolidated Financial Statements. The actions were captioned Hallandale Beach Police and Fire Retirement Plan v. Michael Dell et al. (Civil Action No. 2018-0816-JTL), Howard Karp v. Michael Dell et al. (Civil Action No. 2019-0032-JTL), Miramar Police Officers’ Retirement Plan v. Michael Dell et al. (Civil Action No. 2019-0049-JTL), and Steamfitters Local 449 Pension Plan v. Michael Dell et al. (Civil Action No. 2019-0115-JTL). The four actions were consolidated in the Delaware Chancery Court into In Re Dell Class V Litigation (Consol. C.A. No. 2018-0816-JTL), which names as defendants the Company’s board of directors and certain stockholders of the Company, including Michael S. Dell. The plaintiffs generally allege that the defendants breached their fiduciary duties to the former holders of Class V Common Stock in connection with the Class V transaction by allegedly causing the Company to enter into a transaction that favored the interests of the controlling stockholders at the expense of such former stockholders. The plaintiffs seek, among other remedies, a judicial declaration that the defendants breached their fiduciary duties and an award of damages, fees, and costs. The plaintiffs filed an amended complaint in August 2019 making substantially similar allegations to those described above. The defendants filed a motion to dismiss the action in September 2019. The court denied the motion in June 2020 and the case is currently in the discovery phase. Trial is currently scheduled to begin on May 3, 2022.

Patent Litigation — On April 25, 2019, Cirba Inc. and Cirba IP, Inc. (collectively, “Cirba”) filed a lawsuit against VMware, Inc. in the United States District Court for the District of Delaware (the “Delaware Court”), alleging two patent infringement claims and three trademark infringement-related claims (the “First Action”).  Following a hearing on August 6, 2019, the Delaware Court denied Cirba’s preliminary injunction motion. On August 20, 2019, VMware, Inc. filed counterclaims against Cirba, asserting among other claims that Cirba is infringing four VMware, Inc. patents.  The Delaware Court severed those claims from the January 2020 trial on Cirba’s claims. On January 24, 2020, a jury returned a verdict that VMware, Inc. had willfully infringed Cirba’s two patents and awarded approximately $237 million in damages. As to Cirba’s trademark-related claims, the jury found that VMware, Inc. was not liable. A total of $237 million was accrued for the First Action as of January 31, 2020, which reflected the estimated losses that were considered both probable and reasonably estimable at that time. The amount accrued for this matter was included in Accrued and other in the Consolidated Statements of Financial Position as of January 31, 2020, and the charge was classified in Selling, general and administrative in the Consolidated Statements of Income (Loss) for the fiscal year ended January 31, 2020. On March 9, 2020, the parties filed post-trial motions in the First Action. On December 21, 2020, the Delaware Court granted VMware, Inc.’s request for a new trial based, in part, on Cirba’s Inc.’s lack of standing, set aside the verdict and damages award, and denied Cirba’s post-trial motions (the “Post-Trial Order”).

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

On October 22, 2019, VMware, Inc. filed a separate lawsuit against Cirba in the United States District Court for the Eastern District of Virginia for infringing four additional VMware, Inc. patents (The “Second Action”). The Virginia court transferred the Second Action to the Delaware Court on February 25, 2020. On March 23, 2020, Cirba filed a counterclaim asserting one additional patent against VMware, Inc. The Delaware Court consolidated the First and Second Actions and ordered a consolidated trial on all of the parties’ patent infringement claims and counterclaims. On May 3, 2021, the Court denied Cirba’s motion to certify the Post-Trial Order to enable an interlocutory appeal to the United States Court of Appeals for the Federal Circuit. Also, on May 3, 2021, the Court granted Cirba’s motion for leave to assert an additional patent against VMware, Inc. Separately, in February 2021, the U.S. Patent and Trademark Office (“PTO”) granted VMware, Inc.’s ex parte reexamination request as to the ‘687 patent (which was at issue in the January 2020 trial and subject to the Court’s new trial order). In addition, in May 2021, the PTO’s Patent Trial and Appeal Board instituted Inter Partes Review (“IPR”) of the ‘492 patent in response to VMware, Inc.’s IPR petition. As of January 29, 2021, VMware, Inc. reassessed its estimated loss accrual for the First Action based on the Post-Trial Order and determined that a loss was no longer probable and reasonably estimable with respect to the consolidated First and Second Actions. Accordingly, the estimated loss accrual recognized during the fiscal year ended January 31, 2020 totaling $237 million was adjusted to $0 with the credit included in Selling, general, and administrative in the Consolidated Statements of Income (Loss) for the fiscal year ended January 29, 2021. VMware, Inc. has reported that is unable at this time to assess whether, or to what extent, it may be found liable and, if found liable, what the damages may be. VMware, Inc. intends to vigorously defend itself in this matter.

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

Other Litigation — Dell does not currently anticipate that any of these matters will have a material adverse effect on its business, financial condition, results of operations, or cash flows.

In accordance with the relevant accounting guidance, the Company provides disclosures of matters where it is at least reasonably possible that the Company could experience a material loss exceeding the amounts already accrued for these or other proceedings or matters. In addition, the Company also discloses matters based on its consideration of other matters and qualitative factors, including the experience of other companies in the industry, and investor, customer, and employee relations considerations. As of April 30, 2021, the Company does not believe there is a reasonable possibility that a material loss exceeding the amounts already accrued for these or other proceedings or matters has been incurred. However, since the ultimate resolution of any such proceedings and matters is inherently unpredictable, the Company’s business, financial condition, results of operations, or cash flows could be materially affected in any particular period by unfavorable outcomes in one or more of these proceedings or matters. Whether the outcome of any claim, suit, assessment, investigation, or legal proceeding, individually or collectively, could have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows will depend on a number of variables, including the nature, timing, and amount of any associated expenses, amounts paid in settlement, damages, or other remedies or consequences.

Indemnifications

In the ordinary course of business, the Company enters into contractual arrangements under which it may agree to indemnify other parties for losses incurred from certain events as defined in the relevant contract, such as litigation, regulatory penalties, or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. Historically, payments related to these indemnifications have not been material to the Company.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 10 — INCOME AND OTHER TAXES

For the three months ended April 30, 2021, the Company’s effective income tax rate was 5.0% on pre-tax income of $987 million. For the three months ended May 1, 2020, the Company’s effective income tax rate was -33.8% on pre-tax income of $136 million. The changes in the Company’s effective income tax rate is primarily driven by higher discrete tax benefits on higher pre-tax income and a change in the Company’s jurisdictional mix of income. For the three months ended April 30, 2021, the Company’s effective income tax rate includes discrete tax benefits of $103 million related to stock-based compensation. In comparison, for the three months ended May 1, 2020, the Company’s effective income tax rate includes a discrete tax benefit of $59 million from an intra-entity asset transfer of certain of Pivotal’s intellectual property to an Irish subsidiary that was completed by VMware, Inc. during the quarter. The effective income tax rate for future quarters of Fiscal 2022 may be impacted by the actual mix of jurisdictions in which income is generated, as well as the impact of any discrete tax items.

The differences between the estimated effective income tax rates and the U.S. federal statutory rate of 21% principally result from the Company’s geographical distribution of income, differences between the book and tax treatment of certain items, and the discrete tax items discussed above. In certain jurisdictions, the Company’s tax rate is significantly less than the applicable statutory rate as a result of tax holidays. The majority of the Company’s foreign income that is subject to these tax holidays and lower tax rates is attributable to Singapore and China. A significant portion of these income tax benefits relate to a tax holiday that will be effective until January 31, 2029. The Company’s other tax holidays will expire in whole or in part during fiscal years 2022 through 2030. Many of these tax holidays and reduced tax rates may be extended when certain conditions are met or may be terminated early if certain conditions are not met. As of April 30, 2021, the Company was not aware of any matters of non-compliance related to these tax holidays.

The Internal Revenue Service (“IRS”) is currently examining fiscal years 2015 through 2019. The Company believes it has valid positions supporting its tax returns and that it is adequately reserved. The Company is also currently under income tax audits in various state and foreign jurisdictions. The Company is undergoing negotiations, and in some cases contested proceedings, relating to tax matters with the taxing authorities in these jurisdictions. The Company believes that it has valid positions supporting its tax returns and that it has provided adequate reserves related to all matters contained in tax periods open to examination. Although the Company believes it has made adequate provisions for the uncertainties surrounding these audits, should the Company experience unfavorable outcomes, such outcomes could have a material impact on its results of operations, financial position, and cash flows. With respect to major U.S., state and foreign taxing jurisdictions, the Company is generally not subject to tax examinations for years prior to the fiscal year ended January 29, 2010.

Judgment is required in evaluating the Company’s uncertain tax positions and determining the Company’s provision for income taxes. The unrecognized tax benefits were $1.4 billion as of both April 30, 2021 and January 29, 2021, and are included in other non-current liabilities in the Condensed Consolidated Statements of Financial Position. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

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
(unaudited)

NOTE 11 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

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

The following table presents changes in accumulated other comprehensive income (loss), net of tax, by the following components as of the dates indicated:

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Pension and Other Postretirement Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balances as of January 29, 2021	$(150)	$(86)	$(78)	$(314)
Other comprehensive income (loss) before reclassifications	(7)	(1)	1	(7)
Amounts reclassified from accumulated other comprehensive income (loss)	—	27	—	27
Total change for the period	(7)	26	1	20
Less: Change in comprehensive income (loss) attributable to non-controlling interests	—	—	—	—
Balances as of April 30, 2021	$(157)	$(60)	$(77)	$(294)

Amounts related to the Company’s cash flow hedges are reclassified to net income during the same period in which the items being hedged are recognized in earnings. See Note 6 of the Notes to the Condensed Consolidated Financial Statements for more information on the Company’s derivative instruments.

The following table presents reclassifications out of accumulated other comprehensive income (loss), net of tax, to net income for the periods indicated:

	Three Months Ended
	April 30, 2021			May 1, 2020
	Cash Flow Hedges	Pensions	Total	Cash Flow Hedges	Pensions	Total
	(in millions)
Total reclassifications, net of tax:
Net revenue	$(29)	$—	$(29)	$96	$—	$96
Cost of net revenue	2	—	2	4	—	4
Operating expenses	—	—	—	—	(2)	(2)
Total reclassifications, net of tax	$(27)	$—	$(27)	$100	$(2)	$98

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 12 — NON-CONTROLLING INTERESTS

VMware, Inc. — The non-controlling interests’ share of equity in VMware, Inc. is reflected as a component of the non-controlling interests in the Condensed Consolidated Statements of Financial Position and was $5.0 billion as of both April 30, 2021 and January 29, 2021. As of April 30, 2021 and January 29, 2021, the Company held approximately 80.7% and 80.6%, respectively, of the outstanding equity interest in VMware, Inc.

Secureworks — The non-controlling interests’ share of equity in Secureworks is reflected as a component of the non-controlling interests in the Condensed Consolidated Statements of Financial Position and was $101 million and $96 million as of April 30, 2021 and January 29, 2021, respectively. As of April 30, 2021 and January 29, 2021, the Company held approximately 84.6% and 85.7%, respectively, of the outstanding equity interest in Secureworks, excluding restricted stock awards (“RSAs”) and 83.8% and 84.9%, respectively, including RSAs.

The following table presents the effect of changes in the Company’s ownership interest in VMware, Inc. and Secureworks on the Company’s equity for the period indicated:

Three Months Ended
April 30, 2021
(in millions)
Net income attributable to Dell Technologies Inc.	$887
Transfers (to)/from the non-controlling interests:
Increase in Dell Technologies Inc. additional paid-in-capital for equity issuances and other equity activity	251
Decrease in Dell Technologies Inc. additional paid-in-capital for equity issuances and other equity activity	(249)
Net transfers to non-controlling interests	2
Change from net income attributable to Dell Technologies Inc. and transfers to the non-controlling interests	$889

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 13 — CAPITALIZATION

The following table presents the Company’s authorized, issued, and outstanding common stock as of the dates indicated:

	Authorized	Issued	Outstanding
	(in millions)
Common stock as of April 30, 2021
Class A	600	385	385
Class B	200	102	102
Class C	7,900	285	277
Class D	100	—	—
Class V	343	—	—
	9,143	772	764

Common stock as of January 29, 2021
Class A	600	385	385
Class B	200	102	102
Class C	7,900	274	266
Class D	100	—	—
Class V	343	—	—
	9,143	761	753

Under the Company’s certificate of incorporation as amended and restated upon the completion of the Class V transaction described in Note 1 of the Notes to the Condensed Consolidated Financial Statements, the Company is prohibited from issuing any of the authorized shares of Class V Common Stock.

Preferred Stock

The Company is authorized to issue one million shares of preferred stock, par value $0.01 per share. As of April 30, 2021 and January 29, 2021, no shares of preferred stock were issued or outstanding.

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

Conversion Rights — Under the Company’s certificate of incorporation, at any time and from time to time, any holder of Class A Common Stock or Class B Common Stock has the right to convert all or any of the shares of Class A Common Stock or Class B Common Stock, as applicable, held by such holder into shares of Class C Common Stock on a one-to-one basis.  During the three months ended April 30, 2021, the Company issued 49,209 shares of Class C Common Stock to stockholders upon the conversion of the same number of shares of Class A Common Stock into Class C Common Stock in accordance with the Company’s certificate of incorporation.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Repurchases of Common Stock

Dell Technologies Common Stock Repurchases by Dell Technologies

On February 24, 2020, the Company’s board of directors approved a stock repurchase program under which the Company is authorized to repurchase up to $1.0 billion of shares of the Class C Common Stock over a 24-month period expiring on February 28, 2022, of which approximately $760 million remained available as of April 30, 2021. During the three months ended May 1, 2020, the Company repurchased approximately 6 million shares of Class C Common Stock for approximately $240 million and subsequently suspended activity under its stock repurchase program.

To the extent not retired, shares repurchased under the repurchase program are placed in the Company’s treasury.

VMware, Inc. Class A Common Stock Repurchases by VMware, Inc.

On May 29, 2019, VMware, Inc.’s board of directors authorized the repurchase of up to $1.5 billion of VMware, Inc.’s Class A common stock through January 29, 2021. On July 15, 2020, VMware, Inc.’s board of directors extended authorization of VMware, Inc.’s existing repurchase program and authorized the repurchase of up to an additional $1.0 billion of VMware, Inc.’s Class A common stock through January 28, 2022. As of April 30, 2021, the cumulative authorized amount remaining for stock repurchases was $684 million.

During the three months ended April 30, 2021, VMware, Inc. repurchased 2.5 million shares of its Class A common stock in the open market for approximately $371 million. During the three months ended May 1, 2020, VMware, Inc. repurchased approximately 1.5 million shares of its Class A common stock in the open market for approximately $181 million.

All shares repurchased under VMware, Inc.’s stock repurchase programs are retired.

The above VMware, Inc. Class A common stock repurchases for the three months ended April 30, 2021 and May 1, 2020 exclude shares repurchased to settle employee tax withholding related to the vesting of VMware, Inc. stock awards of $52 million and $154 million, respectively.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 14 — EARNINGS PER SHARE

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

The following table presents the basic and diluted earnings per share for the periods indicated:

	Three Months Ended
	April 30, 2021	May 1, 2020
Earnings per share attributable to Dell Technologies Inc.
Dell Technologies Common Stock — Basic	$1.17	$0.19
Dell Technologies Common Stock — Diluted	$1.13	$0.19

The following table presents the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended
	April 30, 2021	May 1, 2020
	(in millions)
Numerator: Dell Technologies Common Stock
Net income attributable to Dell Technologies — basic	$887	$143
Incremental dilution from VMware, Inc. attributable to Dell Technologies (a)	(2)	(2)
Net income attributable to Dell Technologies — diluted	$885	$141

Denominator: Dell Technologies Common Stock weighted-average shares outstanding
Weighted-average shares outstanding — basic	757	740
Dilutive effect of options, restricted stock units, restricted stock, and other	25	15
Weighted-average shares outstanding — diluted	782	755
Weighted-average shares outstanding — antidilutive	—	8
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

NOTE 15 — REDEEMABLE SHARES

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

The following table presents the amount of redeemable shares classified as temporary equity and summarizes the award type as of the dates indicated:

	April 30, 2021	January 29, 2021
	(in millions)
Redeemable shares classified as temporary equity	$558	$472

Issued and outstanding unrestricted common shares	1	2
Restricted stock units	1	—
Outstanding stock options	3	6

The increase in the value of redeemable shares during the three months ended April 30, 2021 was primarily attributable to an increase in Class C Common stock fair value, offset by a reduction in the number of shares eligible for put rights.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 16 — SEGMENT INFORMATION

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents a reconciliation of net revenue by the Company’s reportable segments to the Company’s consolidated net revenue as well as a reconciliation of consolidated segment operating income to the Company’s consolidated operating income for the periods indicated:

	Three Months Ended
	April 30, 2021	May 1, 2020
	(in millions)
Consolidated net revenue:
Infrastructure Solutions Group	$7,911	$7,569
Client Solutions Group	13,305	11,104
VMware	2,991	2,755
Reportable segment net revenue	24,207	21,428
Other businesses (a)	290	517
Unallocated transactions (b)	2	—
Impact of purchase accounting (c)	(12)	(48)
Total consolidated net revenue	$24,487	$21,897

Consolidated operating income:
Infrastructure Solutions Group	$788	$732
Client Solutions Group	1,090	592
VMware	841	773
Reportable segment operating income	2,719	2,097
Other businesses (a)	(5)	65
Unallocated transactions (b)	—	(1)
Impact of purchase accounting (c)	(25)	(63)
Amortization of intangibles	(709)	(855)
Transaction-related expenses (d)	(51)	(76)
Stock-based compensation expense (e)	(435)	(370)
Other corporate expenses (f)	(119)	(95)
Total consolidated operating income	$1,375	$702
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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents the disaggregation of net revenue by reportable segment, and by major product categories within the segments for the periods indicated:

	Three Months Ended
	April 30, 2021	May 1, 2020
	(in millions)
Net revenue:
Infrastructure Solutions Group:
Servers and networking	$4,109	$3,758
Storage	3,802	3,811
Total ISG net revenue	7,911	7,569
Client Solutions Group:
Commercial	9,803	8,634
Consumer	3,502	2,470
Total CSG net revenue	13,305	11,104
VMware:
Total VMware net revenue	2,991	2,755
Total segment net revenue	$24,207	$21,428

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 17 — SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION

The following table presents additional information on selected accounts included in the Condensed Consolidated Statements of Financial Position as of the dates indicated:

	April 30, 2021	January 29, 2021
	(in millions)
Cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$14,244	$14,201
Restricted cash - other current assets (a)	930	891
Restricted cash - other non-current assets (a)	86	92
Total cash, cash equivalents, and restricted cash	$15,260	$15,184
Inventories, net:
Production materials	$2,023	$1,717
Work-in-process	739	677
Finished goods	1,066	1,008
Total inventories, net	$3,828	$3,402
Property, plant, and equipment, net:
Computer equipment	6,839	6,506
Land and buildings	4,670	4,745
Machinery and other equipment	3,960	3,933
Total property, plant, and equipment	15,469	15,184
Accumulated depreciation and amortization	(8,912)	(8,753)
Total property, plant, and equipment, net	6,557	6,431
Other non-current assets:
Deferred and other tax assets	$6,351	$6,230
Operating lease ROU assets	2,088	2,117
Deferred commissions	1,111	1,094
Other	1,807	1,755
Total other non-current assets	$11,357	$11,196
____________________
(a)    Restricted cash primarily includes cash required to be held in escrow pursuant to DFS securitization arrangements.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Trade Receivables — Allowance for Expected Credit Losses

The following table presents the changes in the Company’s allowance for expected credit losses for the periods indicated:

	Three Months Ended
	April 30, 2021	May 1, 2020
	(in millions)
Trade Receivables — Allowance for expected credit losses:
Balance at beginning of period	$104	$94
Adjustment for adoption of accounting standard (a)	—	27
Provision charged to income statement	10	36
Bad debt write-offs	(10)	(13)
Balance at end of period	$104	$144
____________________
(a)The Company adopted the current expected credit losses standard as of February 1, 2020 using the modified retrospective method, with the cumulative-effect adjustment to the opening balance of stockholders’ equity (deficit) as of the adoption date.

Warranty Liability

The following table presents changes in the Company’s liability for standard limited warranties for the periods indicated:

	Three Months Ended
	April 30, 2021	May 1, 2020
	(in millions)
Warranty liability:
Warranty liability at beginning of period	$473	$496
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties (a) (b)	202	148
Service obligations honored	(217)	(168)
Warranty liability at end of period	$458	$476
Current portion	$345	$333
Non-current portion	$113	$143
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

	Three Months Ended
	April 30, 2021	May 1, 2020
	(in millions)
Severance liability:
Severance liability at beginning of period	$138	$196
Severance charges to provision	30	98
Cash paid and other (a)	(74)	(168)
Severance liability at end of period	$94	$126
____________________
(a)Other adjustments include the impact of foreign currency exchange rate fluctuations.

The following table presents severance charges as included in the Condensed Consolidated Statements of Income for the periods indicated:

	Three Months Ended
	April 30, 2021	May 1, 2020
	(in millions)
Severance charges:
Cost of net revenue	$13	$10
Selling, general, and administrative	14	81
Research and development	3	7
Total severance charges	$30	$98

Interest and Other, Net

The following table provides information regarding interest and other, net for the periods indicated:

	Three Months Ended
	April 30, 2021	May 1, 2020
	(in millions)
Interest and other, net:
Investment income, primarily interest	$11	$24
Gain on investments, net	157	94
Interest expense	(510)	(672)
Foreign exchange	(49)	(99)
Other	3	87
Total interest and other, net	$(388)	$(566)

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 18 — SUBSEQUENT EVENTS

Debt Repayment — Subsequent to April 30, 2021, the Company repaid $1 billion principal amount of the Margin Loan Facility due April 2022.

Boomi Divestiture — On May 1, 2021, Dell Technologies announced its entry into a definitive agreement with Francisco Partners and TPG Capital to sell Boomi and certain related assets from the Company in a cash transaction valued at $4 billion, subject to certain closing adjustments. The transaction is expected to close by the end of calendar 2021, subject to customary closing conditions. The transaction is intended to support the Company’s focus on fueling growth by continuing to modernize Dell Technologies’ core infrastructure and PC businesses and by expanding in high-priority areas, including hybrid and private cloud, edge, telecom and Apex.

Boomi is included within Other Businesses and does not meet the requirements for a reportable segment.

Other than the matters identified above, there were no known events occurring after April 30, 2021 and up until the date of the issuance of this report that would materially affect the information presented herein.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes included in the Company’s annual report on Form 10-K for the fiscal year ended January 29, 2021 and the unaudited Condensed Consolidated Financial Statements included in this report. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs, and that are subject to numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied in any forward-looking statements.

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

Our fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. We refer to our fiscal year ending January 28, 2022 and our fiscal year ended January 29, 2021 as “Fiscal 2022” and “Fiscal 2021,” respectively. Fiscal 2022 and Fiscal 2021 include 52 weeks.

INTRODUCTION

Dell Technologies helps organizations build their digital future and transform how they work, live, and play. We provide customers with the industry’s broadest and most innovative technology and services portfolio for the data era, spanning both traditional infrastructure and emerging multi-cloud technologies. We continue to seamlessly deliver differentiated and holistic IT solutions to our customers, which has driven significant revenue growth and share gains.

Dell Technologies’ integrated solutions help customers modernize their IT infrastructure, manage and operate in a multi-cloud world, address workforce transformation, and provide critical solutions that keep people and organizations connected, which has proven even more important in this current time of disruption caused by the coronavirus pandemic. We are helping customers accelerate their digital transformations to improve and strengthen business and workforce productivity. With our extensive portfolio and our commitment to innovation, we offer secure, integrated solutions that extend from the edge to the core to the cloud, and we are at the forefront of the software-defined and cloud native infrastructure era. As further evidence of our commitment to innovation, we are evolving and expanding our IT as-a-Service and cloud offerings through Apex, and in May of Fiscal 2022, we announced new offers within our Apex portfolio. Apex will provide our customers with greater flexibility to scale IT to meet their evolving business needs and budgets.

Dell Technologies’ end-to-end portfolio is supported by a world-class organization with unmatched size and scale. We operate globally in 180 countries across key functional areas, including technology and product development, marketing, sales, financial services, and global services. Our go-to-market engine includes a 39,000-person sales force and a global network of over 200,000 channel partners. Dell Financial Services and its affiliates (“DFS”) offer customer payment flexibility and enable synergies across the business. We employ 34,000 full-time service and support professionals and maintain more than 2,400 vendor-managed service centers. We manage a world-class supply chain that drives long-term growth and operating efficiencies, with approximately $70 billion in annual procurement expenditures and over 750 parts distribution centers. Together, these elements provide a critical foundation for our success, enabling us to offer unparalleled capability to our customers and making us the integrator of choice.

Spin-off of VMware, Inc.

On April 14, 2021, Dell Technologies entered into a Separation and Distribution Agreement with VMware, Inc, in which Dell Technologies owns a majority equity stake. Subject to the terms and conditions set forth in the Separation and Distribution Agreement, the businesses of VMware, Inc. will be separated from the remaining businesses of Dell Technologies through a series of transactions that will result in the pre-transaction stockholders of Dell Technologies owning shares in two, separate public companies: (1) VMware, Inc., which will own the businesses of VMware, Inc. and its subsidiaries, and (2) Dell Technologies, which will own Dell Technologies’ other businesses and subsidiaries (the “VMware Spin-off”).

VMware, Inc. will pay a cash dividend, pro rata, to each of the holders of VMware, Inc. common stock in an aggregate amount equal to an amount to be mutually agreed by the Company and VMware, Inc. between $11.5 billion and $12.0 billion, subject to the satisfaction of certain conditions of payment. Immediately following such payment, the separation of VMware, Inc. from the Company will occur, including through the termination or settlement of certain intercompany accounts and intercompany contracts and the other transactions. Upon the closing of the transaction, Dell Technologies intends to use net proceeds from its pro rata share of the cash dividend to repay debt.

The transaction is expected to close during the fourth quarter of calendar 2021, subject to certain closing conditions, including receipt of a favorable private letter ruling from the Internal Revenue Service that the transaction will qualify as tax-free for Dell Technologies stockholders for U.S. federal income tax purposes. Either Dell Technologies or VMware, Inc. may terminate the Separation and Distribution Agreement if the VMware Spin-off is not completed on or before January 28, 2022, among other termination rights.

In connection with and upon consummation of the VMware Spin-off, Dell Technologies and VMware, Inc. will enter into a Commercial Framework Agreement (the “CFA”). The CFA will provide a framework under which Dell Technologies and VMware, Inc. can continue their strategic commercial relationship after the transaction. The CFA will have an initial term of five years, with automatic one-year renewals occurring annually thereafter, subject to certain terms and conditions.

The transaction announcement did not have any impact on our Condensed Consolidated Financial Statements or segment reporting. We will report VMware results as discontinued operations upon the closing of the transaction.

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

Our comprehensive portfolio of advanced storage solutions includes traditional as well as next-generation storage solutions (such as all-flash arrays, scale-out file, object platforms, and software-defined solutions). We have simplified our storage portfolio to ensure that we deliver the technology needed for our customers’ digital transformation. We continue to make enhancements to our portfolio of storage solutions and expect that these enhancements will drive long-term improvements in the business. In May 2020, we released our new PowerStore offering, a differentiated midrange storage solution that enables seamless updates using microservices and container-based software architecture.

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

•Client Solutions Group (“CSG”) — CSG includes branded hardware (such as desktops, workstations, and notebooks) and branded peripherals (such as displays and projectors), as well as third-party software and peripherals. Our computing devices are designed with our commercial and consumer customers’ needs in mind, and we seek to optimize performance, reliability, manageability, design, and security. In addition to our traditional hardware business, we have a portfolio of thin client offerings that we believe will allow us to benefit from the growth trends in cloud computing. For our customers that are seeking to simplify client lifecycle management, our PC as a Service offering combines hardware, software, lifecycle services, and financing into one all-encompassing solution that provides predictable pricing per seat per month through Dell Financial Services. CSG also offers attached software, peripherals, and services, including support and deployment, configuration, and extended warranty services.

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

•Boomi specializes in cloud-based integration, connecting information between existing on-premise and cloud-based applications to ensure that business processes are optimized, data is accurate and workflow is reliable. In May, 2021, we announced our entry into a definitive agreement with Francisco Partners and TPG Capital to sell Boomi and certain related assets from the Company in a cash transaction valued at $4 billion, subject to certain closing adjustments. The transaction is expected to close by the end of calendar 2021, subject to customary closing conditions.

On September 1, 2020, we completed the sale of RSA Security to a consortium of investors for total cash consideration of approximately $2.082 billion, resulting in a pre-tax gain on sale of $338 million. The Company ultimately recorded a $21 million loss net of taxes. The transaction was intended to further simplify our product portfolio and corporate structure. Prior to the divestiture, RSA Security’s operating results were included within Other businesses. See Note 1 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information about this transaction.

Our products and services offerings are continually evolving in response to industry dynamics. As a result, reclassifications of certain products and services solutions in major product categories may be required. For further discussion regarding our current reportable segments, see “Results of Operations — Business Unit Results” and Note 16 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Dell Financial Services

DFS supports our businesses by offering and arranging various financing options and services for our customers primarily in North America, Europe, Australia, and New Zealand. DFS originates, collects, and services customer receivables primarily related to the purchase or use of our product, software, and service solutions. We also arrange financing for some of our customers in various countries where DFS does not currently operate as a captive. DFS further strengthens our customer relationships through its flexible consumption models, which enable us to offer our customers the option to pay over time and, in certain cases, based on utilization, providing them with financial flexibility to meet their changing technological requirements. The results of these operations are allocated to our segments based on the underlying product or service financed. For additional information about our financing arrangements, see Note 3 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Strategic Investments and Acquisitions

As part of our strategy, we will continue to evaluate opportunities for strategic investments through our venture capital investment arm, Dell Technologies Capital, with a focus on emerging technology areas that are relevant to all segments of our business and that will complement our existing portfolio of solutions. Our investment areas include storage, software-defined networking, management and orchestration, security, machine learning and artificial intelligence, Big Data and analytics, cloud, Internet of Things (“IoT”), and software development operations. As of both April 30, 2021 and January 29, 2021, Dell Technologies held strategic investments of $1.4 billion. In addition to these investments, we also may make disciplined acquisitions targeting businesses that advance our strategic objectives.

Business Trends and Challenges

COVID-19 Pandemic and Response — In March 2020, the World Health Organization (“WHO”) declared the outbreak of COVID-19 a pandemic. This declaration was followed by significant governmental measures implemented in the United States and globally, including travel bans and restrictions, shelter-in-place orders, limitations and closures of non-essential businesses, and social distancing requirements in efforts to slow down and control the spread of the virus.

The health of our employees, customers, business partners, and communities remains our primary focus. During Fiscal 2021, we took numerous actions in response to COVID-19, including a swift implementation of our business continuity plans. Our crisis management team remains actively engaged to respond to changes in our environment quickly and effectively, and to ensure that our ongoing response activities are aligned with recommendations of the WHO and the U.S. Centers for Disease Control and Prevention, and with governmental regulations. We are adjusting restrictions previously implemented as new information becomes available, governmental regulations are updated, and vaccines become more widely distributed. Most of our employees were previously equipped with remote work capabilities over the past several years, which enabled us to quickly establish a work-from-home posture for the majority of our employees. Further, we implemented pandemic-specific protocols for our essential employees whose jobs require them to be on-site or with customers. We are deploying return-to-site processes in certain regions based on ongoing assessments of local conditions by our management team. We will continue to monitor regional conditions and utilize remote work practices to ensure the health and safety of our employees, customers, and business partners.

We continue to work closely with our customers and business partners to support them as they expand their own remote work solutions and contingency plans and to help them access our products and services remotely. Our agility, our breadth, and our scale will continue to benefit us in serving our customers and business partners during this period of accelerated digital transformation and uncertainty relating to the effects of COVID-19. Notable actions we have taken include the following:

•Our global sales teams continue to successfully support our customers and partners remotely.

•We are helping to address our customers’ cash flow requirements by expanding our as-a-service and financing offerings.

•Our close relationships and ability to connect directly with our customers through our e-commerce business have enabled us to quickly meet the immediate demands of the new work- and learn-from-home environments.

•The strength, scale, and resiliency of our global supply chain have afforded us flexibility to manage through the significant disruption that has occurred in the supply chain environment. We adapted in real time to events as they unfolded by applying predictive analytics to model a variety of outcomes to respond quickly to the changing environment.  We optimized our global supply chain footprint to maximize factory uptime, for both Dell Technologies and our suppliers, by working through various local governmental regulations and mandates. During this period, we established robust safety measures to protect the health and safety of our essential team members.

•We continue to drive innovation and excellence in engineering with a largely remote workforce. Engineers and product teams continued to deliver several critical solutions, including cloud updates, key client product refreshes, PowerStore midrange storage and software, and recently announced IT as-a-service and cloud offerings within the Apex portfolio.

During Fiscal 2021, we took precautionary measures to increase our cash position and preserve financial flexibility. We also took a series of prudent steps to manage expenses and preserve liquidity that included, among others, global hiring limitations, a reduction in consulting, contractor and facilities-related costs, global travel restrictions, and a temporary suspension of the Dell 401(k) match program for U.S. employees. Effective January 1, 2021, we resumed the Dell 401(k) match program, and in the fourth quarter of Fiscal 2021, we began to reinstate selected employee-related compensation benefits. We will continue to invest in long-term projects to support our growth and innovation initiatives, while focusing on operating expense controls in certain areas of the business. All of these actions are aligned with our strategy, which remains unchanged, of focusing on gaining share, integrating and innovating across the Dell Technologies portfolio, and strengthening our capital structure.

The impact of COVID-19 accelerated digital transformation, and we continue to see opportunities to create value and grow through the remainder of Fiscal 2022 in response to resilient demand for our IT solutions driven by a technology-enabled world. We will continue to actively monitor global events and pursue prudent decisions to navigate in this uncertain and ever-changing environment.

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

We are seeing an accelerated rate of change in the IT industry. We seek to address our customers’ evolving needs and their broader digital transformation objectives as they embrace the hybrid multi-cloud environment of today. For many customers, a top digital priority is to build stable and resilient remote operational capabilities. We are seeing demand for simpler, more agile IT across multiple clouds. The pandemic accelerated the introduction and adoption of new technologies to ensure productivity and collaboration from anywhere. In light of this rapid pace of innovation, we continue to invest in research and development, sales, and other key areas of our business to deliver superior products and solutions capabilities and to drive long-term sustainable growth.

Supply Chain — During the first quarter of Fiscal 2022, component costs declined in the aggregate, but we expect the overall component cost environment to shift to inflationary for the remainder of Fiscal 2022. Component cost trends are dependent on the strength or weakness of actual end-user demand and supply dynamics, which will continue to evolve and ultimately impact the translation of the cost environment to pricing and operating results.

Dell Technologies maintains limited-source supplier relationships for certain components, because the relationships are advantageous in the areas of performance, quality, support, delivery, capacity, and price considerations. In recent periods, we have been impacted by industry-wide component supply constraints in certain product offerings, due to increasing demand as a result of the shift to the “do-anything-from-anywhere” environment coupled with overall macroeconomic recovery. Delays in the supply of limited-source components across multiple industry segments are affecting the timing of shipments of certain products in desired quantities or configurations. We expect to continue navigating supply chain constraints through the remainder of Fiscal 2022. Additionally, we have experienced increased freight costs for expedited shipments of components and rate increases in the freight network as capacity remains constrained, which we expect will continue through the remainder of Fiscal 2022.

ISG — We expect that ISG will continue to be impacted by the changing nature of the IT infrastructure market and competitive environment. During the first quarter of Fiscal 2022, ISG benefited from improvements in the macroeconomic environment which are forecasted to continue through the remaining nine months of Fiscal 2022. The cost environment will continue to fluctuate depending on supplier capacity and demand for certain components and, for the remainder of Fiscal 2022, we expect overall component costs to shift to inflationary, specifically for servers. With our scale and strong solutions portfolio, we believe we are well-positioned to respond to ongoing competitive dynamics. Within servers and networking, we will continue to be selective in determining whether to pursue certain large hyperscale and other server transactions as we drive for balanced growth and profitability. We continue to focus on customer base expansion and lifetime value of customer relationships.

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

Through our research and development efforts, we are developing new solutions in this rapidly changing industry that we believe will enable us to continue to provide superior solutions to our customers. Our customer base includes a growing number of service providers, such as cloud service providers, software-as-a-service companies, consumer webtech providers, and telecommunications companies. These service providers turn to Dell Technologies for our advanced solutions that enable efficient service delivery at cloud scale. Through our collaborative, customer-focused approach to innovation, we strive to deliver new and relevant solutions and software to the market quickly and efficiently.

CSG — Our CSG offerings are an important element of our strategy, generating strong cash flow and opportunities for cross-selling of complementary solutions. During the first quarter of Fiscal 2022, CSG net revenue continued to be strong across product lines, driven by ongoing high demand for remote work and learning solutions, along with gaming systems.

While we expect that the CSG demand environment will continue to be subject to seasonal trends, we anticipate continued strong CSG demand through the remaining nine months of Fiscal 2022, in line with industry demand forecasts. The cost environment will continue to fluctuate depending on supplier capacity and demand for certain components and, for the remainder of Fiscal 2022, we expect overall component costs to shift to inflationary. The cost environment coupled with competitive dynamics continue to be a factor in our CSG business and will impact pricing and operating results as we seek to balance profitability and growth. We remain committed to our long-term strategy for CSG and will continue to make investments to innovate across the portfolio, while benefiting from consolidation trends that are occurring in the markets in which we compete.

Recurring Revenue and Consumption Models — Our customers are interested in new and innovative models that address how they consume our solutions. We offer options including as-a-service, utility, leases, and immediate pay models, all designed to match customers’ consumption and financing preferences. Our multiyear agreements typically result in recurring revenue streams over the term of the arrangement. In May of Fiscal 2022, we announced new offers within our Apex portfolio to evolve and expand our IT as-a-Service and cloud offerings. We expect that our flexible consumption models and as-a-service offerings through Apex will further strengthen our customer relationships and provide a foundation for growth in recurring revenue.

Macroeconomic Risks and Uncertainties — The impacts of trade protection measures, including increases in tariffs and trade barriers, and changes in government policies and international trade arrangements may affect our ability to conduct business in some non-U.S. markets. We monitor and seek to mitigate these risks with adjustments to our manufacturing, supply chain, and distribution networks.

We manage our business on a U.S. dollar basis. However, we have a large global presence, generating approximately half of our revenue by sales to customers outside of the United States during both the first three months of Fiscal 2022 and Fiscal 2021. As a result, our revenue can be impacted by fluctuations in foreign currency exchange rates. We utilize a comprehensive hedging strategy intended to mitigate the impact of foreign currency volatility over time, and we adjust pricing when possible to further minimize foreign currency impacts.

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

Non-GAAP product net revenue, non-GAAP services net revenue, non-GAAP net revenue, non-GAAP product gross margin, non-GAAP services gross margin, non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income, and non-GAAP net income, as defined by us, exclude amortization of intangible assets, the impact of purchase accounting, transaction-related expenses, stock-based compensation expense, other corporate expenses and, for non-GAAP net income, fair value adjustments on equity investments and an aggregate adjustment for income taxes. As the excluded items have a material impact on our financial results, our management compensates for this limitation by relying primarily on our GAAP results and using non-GAAP financial measures supplementally or for projections when comparable GAAP financial measures are not available. The non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for net revenue, gross margin, operating expenses, operating income, or net income prepared in accordance with GAAP, and should be read only in conjunction with financial information presented on a GAAP basis.

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
The following is a summary of the items excluded from the most comparable GAAP financial measures to calculate our non-GAAP financial measures:

•Amortization of Intangible Assets — Amortization of intangible assets primarily consists of amortization of customer relationships, developed technology, and trade names. In connection with our acquisition by merger of EMC on September 7, 2016, referred to as the EMC merger transaction, and the acquisition of Dell Inc. by Dell Technologies Inc. on October 29, 2013, referred to as the going-private transaction, all of the tangible and intangible assets and liabilities of EMC and Dell, respectively, were accounted for and recognized at fair value on the transaction dates. Accordingly, for the periods presented, amortization of intangible assets primarily represents amortization associated with intangible assets recognized in connection with the EMC merger transaction and the going-private transaction. Amortization charges for purchased intangible assets are significantly impacted by the timing and magnitude of our acquisitions, and these charges may vary in amount from period to period. We exclude these charges for purposes of calculating the non-GAAP financial measures presented below to facilitate a more meaningful evaluation of our current operating performance and comparisons to our past operating performance.

•Impact of Purchase Accounting — The impact of purchase accounting includes purchase accounting adjustments related to the EMC merger transaction and, to a lesser extent, the going-private transaction, recorded under the acquisition method of accounting in accordance with the accounting guidance for business combinations. This guidance prescribes that the purchase price be allocated to assets acquired and liabilities assumed based on the estimated fair value of such assets and liabilities on the date of the transaction. Accordingly, all of the assets and liabilities acquired in the EMC merger transaction and the going-private transaction were accounted for and recognized at fair value as of the respective transaction dates, and the fair value adjustments are being amortized over the estimated useful lives in the periods following the transactions. The fair value adjustments primarily relate to deferred revenue and property, plant, and equipment. Although the purchase accounting adjustments and related amortization of those adjustments are reflected in our GAAP results, we evaluate the operating results of the underlying businesses on a non-GAAP basis, after removing such adjustments. We believe that excluding the impact of purchase accounting provides results that are useful in understanding our current operating performance and provides more meaningful comparisons to our past operating performance.

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

•Other Corporate Expenses — Other corporate expenses consist primarily of impairment charges, severance, facility action, and other costs. Severance costs are primarily related to severance and benefits for employees terminated pursuant to cost savings initiatives. We continue to optimize our facilities footprint and may incur additional costs as we seek opportunities for operational efficiencies. Other corporate expenses vary from period to period and are significantly impacted by the timing and nature of these events. Therefore, although we may incur these types of expenses in the future, we believe that eliminating these charges for purposes of calculating the non-GAAP financial measures presented below facilitates a more meaningful evaluation of our current operating performance and comparisons to our past operating performance.

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

•Aggregate Adjustment for Income Taxes — The aggregate adjustment for income taxes is the estimated combined income tax effect for the adjustments described above, as well as an adjustment for discrete tax items. Due to the variability in recognition of discrete tax items from period to period, we believe that excluding these benefits or charges for purposes of calculating non-GAAP net income facilitates a more meaningful evaluation of our current operating performance and comparisons to our past operating performance. The tax effects for the adjustments described above are determined based on the tax jurisdictions in which the items were incurred. See Note 10 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information about our income taxes.

The table below presents a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP measure for the periods indicated:

	Three Months Ended
	April 30, 2021	% Change	May 1, 2020
	(in millions, except percentages)
Product net revenue	$18,034	12%	$16,038
Non-GAAP adjustments:
Impact of purchase accounting	—		4
Non-GAAP product net revenue	$18,034	12%	$16,042

Services net revenue	$6,453	10%	$5,859
Non-GAAP adjustments:
Impact of purchase accounting	12		44
Non-GAAP services net revenue	$6,465	10%	$5,903

Net revenue	$24,487	12%	$21,897
Non-GAAP adjustments:
Impact of purchase accounting	12		48
Non-GAAP net revenue	$24,499	12%	$21,945

Product gross margin	$3,820	18%	$3,234
Non-GAAP adjustments:
Amortization of intangibles	276		372
Impact of purchase accounting	1		7
Stock-based compensation expense	9		4
Other corporate expenses	3		2
Non-GAAP product gross margin	$4,109	14%	$3,619

Services gross margin	$3,838	6%	$3,619
Non-GAAP adjustments:
Impact of purchase accounting	12		44
Stock-based compensation expense	49		36
Other corporate expenses	10		7
Non-GAAP services gross margin	$3,909	5%	$3,706

	Three Months Ended
	April 30, 2021	% Change	May 1, 2020
	(in millions, except percentages)
Gross margin	$7,658	12%	$6,853
Non-GAAP adjustments:
Amortization of intangibles	276		372
Impact of purchase accounting	13		51
Stock-based compensation expense	58		40
Other corporate expenses	13		9
Non-GAAP gross margin	$8,018	9%	$7,325

Operating expenses	$6,283	2%	$6,151
Non-GAAP adjustments:
Amortization of intangibles	(433)		(483)
Impact of purchase accounting	(12)		(12)
Transaction-related expenses	(51)		(76)
Stock-based compensation expense	(377)		(330)
Other corporate expenses	(106)		(86)
Non-GAAP operating expenses	$5,304	3%	$5,164

Operating income	$1,375	96%	$702
Non-GAAP adjustments:
Amortization of intangibles	709		855
Impact of purchase accounting	25		63
Transaction-related expenses	51		76
Stock-based compensation expense	435		370
Other corporate expenses	119		95
Non-GAAP operating income	$2,714	26%	$2,161

Net income	$938	415%	$182
Non-GAAP adjustments:
Amortization of intangibles	709		855
Impact of purchase accounting	25		63
Transaction-related expenses	51		(44)
Stock-based compensation expense	435		370
Other corporate expenses	119		95
Fair value adjustments on equity investments	(157)		(94)
Aggregate adjustment for income taxes	(301)		(284)
Non-GAAP net income	$1,819	59%	$1,143

In addition to the above measures, we also use EBITDA and adjusted EBITDA to provide additional information for evaluation of our operating performance. Adjusted EBITDA excludes purchase accounting adjustments, stock-based compensation expense, transaction-related expenses, and other corporate expenses. We believe that, due to the non-operational nature of the purchase accounting entries, it is appropriate to exclude these adjustments.

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

The table below presents a reconciliation of EBITDA and adjusted EBITDA to net income for the periods indicated:

	Three Months Ended
	April 30, 2021	% Change	May 1, 2020
	(in millions, except percentages)
Net income	$938	415%	$182
Adjustments:
Interest and other, net (a)	388		566
Income tax expense (benefit) (b)	49		(46)
Depreciation and amortization	1,239		1,316
EBITDA	$2,614	30%	$2,018

EBITDA	$2,614	30%	$2,018
Adjustments:
Stock-based compensation expense	435		370
Impact of purchase accounting (c)	16		48
Transaction-related expenses (d)	51		76
Other corporate expenses (e)	119		95
Adjusted EBITDA	$3,235	24%	$2,607
____________________
(a)See “Results of Operations — Interest and Other, Net” for more information on the components of interest and other, net.
(b)See Note 10 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information on discrete tax items recorded during the first quarter of Fiscal 2022 and Fiscal 2021.
(c)This amount includes the non-cash purchase accounting adjustments related to the EMC merger transaction and the going-private transaction, excluding depreciation.
(d)Transaction-related expenses consist of acquisition, integration, and divestiture related costs.
(e)Other corporate expenses include impairment charges, severance, facility action, and other costs.

RESULTS OF OPERATIONS

Consolidated Results

The following table summarizes our consolidated results for each of the periods presented. Unless otherwise indicated, all changes identified for the current period results represent comparisons to results for the prior corresponding fiscal period.

	Three Months Ended
	April 30, 2021			May 1, 2020
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue
	(in millions, except percentages)
Net revenue:
Products	$18,034	73.6%	12%	$16,038	73.2%
Services	6,453	26.4%	10%	5,859	26.8%
Total net revenue	$24,487	100.0%	12%	$21,897	100.0%
Gross margin:
Products (a)	$3,820	21.2%	18%	$3,234	20.2%
Services (b)	3,838	59.5%	6%	3,619	61.8%
Total gross margin	$7,658	31.3%	12%	$6,853	31.3%
Operating expenses	$6,283	25.7%	2%	$6,151	28.1%
Operating income	$1,375	5.6%	96%	$702	3.2%
Net income	$938	3.8%	415%	$182	0.8%
Net income attributable to Dell Technologies Inc.	$887	3.6%	520%	$143	0.7%

Non-GAAP Financial Information
	Three Months Ended
	April 30, 2021			May 1, 2020
	Dollars	% of Non-GAAP Net Revenue	% Change	Dollars	% of Non-GAAP Net Revenue
	(in millions, except percentages)
Non-GAAP net revenue:
Products	$18,034	73.6%	12%	$16,042	73.1%
Services	6,465	26.4%	10%	5,903	26.9%
Total non-GAAP net revenue	$24,499	100.0%	12%	$21,945	100.0%
Non-GAAP gross margin:
Products (a)	$4,109	22.8%	14%	$3,619	22.6%
Services (b)	3,909	60.5%	5%	3,706	62.8%
Total non-GAAP gross margin	$8,018	32.7%	9%	$7,325	33.4%
Non-GAAP operating expenses	$5,304	21.6%	3%	$5,164	23.6%
Non-GAAP operating income	$2,714	11.1%	26%	$2,161	9.8%
Non-GAAP net income	$1,819	7.4%	59%	$1,143	5.2%
EBITDA	$2,614	10.7%	30%	$2,018	9.2%
Adjusted EBITDA	$3,235	13.2%	24%	$2,607	11.9%
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

Overview

During the first quarter of Fiscal 2022, our net revenue and our non-GAAP net revenue both increased 12% due to an increase in net revenue for CSG, and to a lesser extent, increases in net revenue for ISG and VMware, driven by the "do-anything-from-anywhere" economy where technology enables connectivity and outcomes for everyone. CSG net revenue benefited from ongoing high demand for remote work and learning solutions, along with gaming systems, and ISG net revenue benefited from improvements in the macroeconomic environment during the first quarter of Fiscal 2022. VMware net revenue increased due to growth in sales of subscriptions and software-as-a-service (“SaaS”) offerings and software maintenance.

During the first quarter of Fiscal 2022, our operating income and non-GAAP operating income increased 96% and 26%, respectively, primarily due to an increase in operating income for CSG, and to a lesser extent, increases in operating income for ISG and VMware. Operating income during the first quarter of Fiscal 2022 also benefited from a decrease in amortization of intangible assets.

Operating cash flows during the first quarter of the fiscal year are typically lower due to seasonal sales trends affecting parts of our business as well as the timing of annual personnel-related payments. Cash provided by operating activities was $2.2 billion for the first quarter of Fiscal 2022 compared to cash used in operating activities of $0.8 billion for the first quarter of Fiscal 2021. The increase in operating cash flows was driven by strong profitability coupled with favorable working capital dynamics during the first quarter of Fiscal 2022, compared to unfavorable working capital impacts related to the COVID-19 pandemic during the first quarter of Fiscal 2021. See “Market Conditions, Liquidity, and Capital Commitments” for further information on our cash flow metrics.

We continue to see opportunities to create value and grow in Fiscal 2022 in response to resilient demand for our IT solutions driven by a technology-enabled world. We have demonstrated our ability to adjust as needed to changing market conditions with complementary solutions across all segments of our business, an agile workforce, and the strength of our global supply chain. As we continue to innovate and modernize our core offerings, we believe Dell Technologies is well-positioned for long-term profitable growth.

Net Revenue

During the first quarter of Fiscal 2022, our net revenue and non-GAAP net revenue both increased 12%. The increases in net revenue and non-GAAP net revenue during the first quarter of Fiscal 2022 were due to an increase in net revenue for CSG, and to a lesser extent, increases in net revenue for ISG and VMware. See “Business Unit Results” for further information.

•Product Net Revenue — Product net revenue includes revenue from the sale of hardware products and software licenses. During the first quarter of Fiscal 2022, product net revenue and non-GAAP product net revenue both increased 12% due to an increase in product net revenue for CSG and, to a lesser extent, an increase in product net revenue for ISG.

•Services Net Revenue — Services net revenue includes revenue from our services offerings and support services related to hardware products and software licenses. During the first quarter of Fiscal 2022, services net revenue and non-GAAP services net revenue both increased 10%. These increases were primarily attributable to increases in services net revenue for CSG support and maintenance as well as VMware SaaS and software maintenance services. A substantial portion of services net revenue is derived from offerings that have been deferred over a period of time, and, as a result, reported services net revenue growth rates will be different than reported product net revenue growth rates.

From a geographical perspective, net revenue generated by sales to customers in all regions increased during the first quarter of Fiscal 2022 driven by strong CSG performance.

Gross Margin

During the first quarter of Fiscal 2022, our gross margin increased 12% to $7.7 billion. Excluding the impact of amortization of intangibles, purchase accounting adjustments, transaction-related expenses, stock-based compensation expense, and other corporate expenses, our non-GAAP gross margin increased 9% to $8.0 billion. Both gross margin and non-GAAP gross margin benefited from an increase in gross margin for CSG and, to a lesser extent, an increase in gross margin for VMware. These benefits were partially offset by the impact of the divestiture of RSA Security during the third quarter of Fiscal 2021, which resulted in a decrease in gross margin for other businesses during the first quarter of Fiscal 2022 compared to the first quarter of Fiscal 2021.

During the first quarter of Fiscal 2022, our gross margin percentage remained flat at 31.3% due to favorable impacts of an increase in gross margin percentage for CSG and a decrease in amortization of intangible assets. These favorable impacts were offset by a shift in overall gross margin mix to CSG and a decrease in gross margin percentage for ISG. Non-GAAP gross margin percentage decreased 70 basis points to 32.7% during the first quarter of Fiscal 2022 driven by the same CSG and ISG dynamics discussed above.

•Products — During the first quarter of Fiscal 2022, product gross margin increased 18% to $3.8 billion and non-GAAP product gross margin increased 14% to $4.1 billion. The increases in product gross margin and non-GAAP product gross margin were primarily driven by the favorable impact of an increase in CSG product gross margin.

During the first quarter of Fiscal 2022, product gross margin percentage increased 100 basis points to 21.2% and non-GAAP product gross margin percentage increased 20 basis points to 22.8% The increases in product gross margin percentage and non-GAAP product gross margin percentage were due to favorable impacts of an increase in product gross margin percentage for CSG and a decrease in amortization of intangible assets. These favorable impacts were partially offset by a shift in overall product gross margin mix to CSG and a decrease in product gross margin percentage for ISG.

•Services — During the first quarter of Fiscal 2022, services gross margin increased 6% to $3.8 billion primarily due to growth in VMware SaaS and software maintenance services as well as growth in CSG support and maintenance. Excluding purchase accounting adjustments, transaction-related expenses, stock-based compensation expense, and other corporate expenses, non-GAAP services gross margin increased 5% to $3.9 billion during the first quarter of Fiscal 2022 as a result of the same CSG and VMware growth drivers discussed above.

During the first quarter of Fiscal 2022, services gross margin percentage decreased 230 basis points to 59.5% and non-GAAP services gross margin percentage decreased 230 basis points to 60.5%. These decreases were primarily due to a decrease in services gross margin percentages across all reportable segments driven by an increase in employee-related costs and, for ISG, a shift in services mix.

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

The terms and conditions of our vendor rebate programs are largely based on product volumes and are generally negotiated either at the beginning of the annual or quarterly period, depending on the program. The timing and amount of vendor rebates and other discounts we receive under the programs may vary from period to period, reflecting changes in the competitive environment. We monitor our component costs and seek to address the effects of any changes to terms that might arise under our vendor rebate programs. Our gross margins for the first quarter of Fiscal 2022 and Fiscal 2021 were not materially affected by any changes to the terms of our vendor rebate programs, as the amounts we received under these programs were generally stable relative to our total net cost. We are not aware of any significant changes to vendor pricing or rebate programs that may impact our results in the near term.

Operating Expenses

The following table presents information regarding our operating expenses for the periods indicated:

	Three Months Ended
	April 30, 2021			May 1, 2020
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue
	(in millions, except percentages)
Operating expenses:
Selling, general, and administrative	$4,960	20.3%	2%	$4,886	22.3%
Research and development	1,323	5.4%	5%	1,265	5.8%
Total operating expenses	$6,283	25.7%	2%	$6,151	28.1%

	Three Months Ended
	April 30, 2021			May 1, 2020
	Dollars	% of Non-GAAP Net Revenue	% Change	Dollars	% of Non-GAAP Net Revenue
	(in millions, except percentages)
Non-GAAP operating expenses	$5,304	21.6%	3%	$5,164	23.5%

During the first quarter of Fiscal 2022, total operating expenses increased 2% primarily due to an increase in employee-related compensation and benefits. Our operating expenses include amortization of intangible assets, the impact of purchase accounting, transaction-related expenses, stock-based compensation expense, and other corporate expenses. In aggregate, these items totaled $1.0 billion for both the first quarter of Fiscal 2022 and Fiscal 2021. Excluding these costs, total non-GAAP operating expenses increased 3% for the first quarter of Fiscal 2022. We expect that operating expenses will increase for the remaining nine months of Fiscal 2022, relative to the same period in Fiscal 2021, as a result of the reintroduction of expenses that were temporarily reduced during Fiscal 2021 in response to COVID-19 pandemic.

•Selling, General, and Administrative — Selling, general, and administrative (“SG&A”) expenses increased 2% during the first quarter of Fiscal 2022 primarily due to an increase in employee-related compensation and benefits, partially offset by a decrease in travel-related expenses and amortization of intangible assets.

•Research and Development — Research and development (“R&D”) expenses are primarily composed of personnel-related expenses incurred to develop the software that powers our solutions. R&D expenses as a percentage of net revenue were approximately 5.4% and 5.8% for the first quarter of Fiscal 2022 and Fiscal 2021, respectively. We intend to continue to support R&D initiatives to innovate and introduce new and enhanced solutions into the market.

We continue to make targeted investments designed to enable growth, marketing, and R&D, while balancing these investments with our efforts to drive cost efficiencies in the business. We also expect to continue to make investments in support of our own digital transformation to modernize and streamline our IT operations.

Operating Income

During the first quarter of Fiscal 2022, our operating income increased 96% primarily due to an increase in operating income for CSG, and to a lesser extent, increases in operating income for ISG and VMware. Operating income during the first quarter of Fiscal 2022 also benefited from a decrease in amortization of intangible assets. Amortization of intangible assets and stock-based compensation expense totaled $1.1 billion and $1.2 billion for the first quarter of Fiscal 2022 and Fiscal 2021, respectively. Excluding these costs, and the impact of purchase accounting, transaction-related expenses, and other corporate expenses, our non-GAAP operating income increased 26% to $2.7 billion during the first quarter of Fiscal 2022. The increase in non-GAAP operating income for the first quarter of Fiscal 2022 was due to an increase in operating income for CSG, and to a lesser extent, increases in operating income for ISG and VMware.

Interest and Other, Net

The following table presents information regarding interest and other, net for the periods indicated:

	Three Months Ended
	April 30, 2021	May 1, 2020
	(in millions)
Interest and other, net:
Investment income, primarily interest	$11	$24
Gain on investments, net	157	94
Interest expense	(510)	(672)
Foreign exchange	(49)	(99)
Other	3	87
Total interest and other, net	$(388)	$(566)

During the first quarter of Fiscal 2022, the change in interest and other, net was favorable by $178 million primarily due to a decrease in interest expense resulting from debt paydowns over the period.

Income and Other Taxes

The following table presents information regarding our income and other taxes for the periods indicated:

	Three Months Ended
	April 30, 2021	May 1, 2020
	(in millions, except percentages)
Income before income taxes	$987	$136
Income tax expense (benefit)	$49	$(46)
Effective income tax rate	5.0%	-33.8%

For the first quarter of Fiscal 2022 and Fiscal 2021, our effective income tax rate was 5.0% on pre-tax income of $987 million and -33.8% on pre-tax income of $136 million, respectively. The change in our effective income tax rate was primarily driven by higher discrete tax items on higher pre-tax income and a change in our jurisdictional mix of income. For the first quarter of Fiscal 2022, our effective income tax rate includes discrete tax benefits of $103 million related to stock-based compensation. In comparison, for the first quarter of Fiscal 2021, our effective income tax rate includes a discrete tax benefit of $59 million from an intra-entity asset transfer of certain of Pivotal’s intellectual property to an Irish subsidiary that was completed by VMware, Inc. The effective income tax rate for future quarters of Fiscal 2022 may be impacted by the actual mix of jurisdictions in which income is generated, as well as the impact of any discrete tax items.

Our effective income tax rate can fluctuate depending on the geographic distribution of our worldwide earnings, as our foreign earnings are generally taxed at lower rates than in the United States. The differences between our effective income tax rate and the U.S. federal statutory rate of 21% principally result from the geographical distribution of income, differences between the book and tax treatment of certain items, and the discrete tax items discussed above. In certain jurisdictions, our tax rate is significantly less than the applicable statutory rate as a result of tax holidays. The majority of our foreign income that is subject to these tax holidays and lower tax rates is attributable to Singapore and China. A significant portion of these income tax benefits relates to a tax holiday that will be effective until January 31, 2029.  Our other tax holidays will expire in whole or in part during Fiscal 2022 through Fiscal 2030. Many of these tax holidays and reduced tax rates may be extended when certain conditions are met or may be terminated early if certain conditions are not met. As of April 30, 2021, we were not aware of any matters of non-compliance related to these tax holidays.

For further discussion regarding tax matters, including the status of income tax audits, see Note 10 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Net Income

During the first quarter of Fiscal 2022, net income increased 415% to $938 million primarily due to an increase in operating income coupled with a decrease in interest expense. Net income includes amortization of intangible assets, the impact of purchase accounting, transaction-related expenses, stock-based compensation expense, other corporate expenses, fair value adjustments on equity investments, and discrete tax items. Excluding these costs and the related tax impacts, non-GAAP net income increased 59% to $1.8 billion during the first quarter of Fiscal 2022. The increase in non-GAAP net income during the first quarter of Fiscal 2022 was primarily attributable to an increase in non-GAAP operating income coupled with a decrease in interest expense.

Non-controlling Interests

Net income attributable to non-controlling interests consists of net income or loss attributable to our non-controlling interests in VMware, Inc. and Secureworks. During the first quarter of Fiscal 2022 and Fiscal 2021, net income attributable to non-controlling interests was $51 million and $39 million, respectively. The increase in net income attributable to non-controlling interests during the first quarter of Fiscal 2022 was primarily due to an increase in net income attributable to our non-controlling interest in VMware, Inc. For more information about our non-controlling interests, see Note 12 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Net Income Attributable to Dell Technologies Inc.

Net income attributable to Dell Technologies Inc. represents net income and an adjustment for non-controlling interests. During the first quarter of Fiscal 2022 and Fiscal 2021, net income attributable to Dell Technologies Inc. was $887 million and $143 million, respectively. The increase in net income attributable to Dell Technologies Inc. during the first quarter of Fiscal 2022 was primarily attributable to an increase in net income for the period.

Business Unit Results

Our reportable segments are based on the following business units: ISG, CSG, and VMware. A description of our three business units is provided under “Introduction.” See Note 16 of the Notes to the Condensed Consolidated Financial Statements included in this report for a reconciliation of net revenue and operating income by reportable segment to consolidated net revenue and consolidated operating income, respectively.

Infrastructure Solutions Group

The following table presents net revenue and operating income attributable to ISG for the periods indicated:

	Three Months Ended
	April 30, 2021	% Change	May 1, 2020
	(in millions, except percentages)
Net revenue:
Servers and networking	$4,109	9%	$3,758
Storage	3,802	—%	3,811
Total ISG net revenue	$7,911	5%	$7,569

Operating income:
ISG operating income	$788	8%	$732
% of segment net revenue	10.0%		9.7%

Net Revenue — During the first quarter of Fiscal 2022, ISG net revenue increased 5%, benefiting from improvements to the macroeconomic environment and in particular, improving server demand, compared to a weaker demand environment during the first quarter of Fiscal 2021 as a result of COVID-19, when customers shifted their investments toward remote work and business continuity solutions.

Net revenue from the sales of servers and networking increased 9% during the first quarter of Fiscal 2022 primarily driven by an increase in demand for our PowerEdge servers. Net revenue from the sales of storage was flat during the first quarter of Fiscal 2022 compared to the first quarter of Fiscal 2021. However, we are seeing improvements in the storage business, particularly in our midrange storage offerings, driven by demand growth for our new PowerStore storage array, as well as hyperconverged infrastructure. We continue to make enhancements to our storage solutions offerings and expect that these offerings, including PowerStore, will drive long-term improvements in the business.

ISG customers are interested in new and innovative models that address how they consume our solutions. We offer options including as-a-service, utility, leases, and immediate pay models, all designed to match customers’ consumption and financing preferences. Our multiyear agreements typically result in recurring revenue streams over the term of the arrangement. We expect our flexible consumption models and as-a-service offerings through Apex will further strengthen our customer relationships and provide a foundation for growth in recurring revenue.

From a geographical perspective, net revenue attributable to ISG increased in the EMEA and APJ regions during the first quarter of Fiscal 2022. Net revenue attributable to ISG in the Americas decreased slightly during the first quarter of Fiscal 2022.

Operating Income — During the first quarter of Fiscal 2022, ISG operating income as a percentage of net revenue increased 30 basis points to 10.0%. The increase in operating income percentage during the first quarter of Fiscal 2022 was driven by a decrease in ISG operating expenses as a percentage of net revenue resulting from continued operating expense discipline. The decrease in ISG operating expenses percentage was partially offset by a decrease in ISG gross margin percentage due to a shift in ISG gross margin mix to servers and networking, coupled with a shift within the gross margin mix of storage solutions.

Client Solutions Group

The following table presents net revenue and operating income attributable to CSG for the periods indicated:

	Three Months Ended
	April 30, 2021	% Change	May 1, 2020
	(in millions, except percentages)
Net revenue:
Commercial	$9,803	14%	$8,634
Consumer	3,502	42%	2,470
Total CSG net revenue	$13,305	20%	$11,104

Operating income:
CSG operating income	$1,090	84%	$592
% of segment net revenue	8.2%		5.3%

Net Revenue — During the first quarter of Fiscal 2022, CSG net revenue increased 20% driven by ongoing strong demand for remote work and remote learning solutions, along with gaming systems.

Commercial revenue increased 14% during the first quarter of Fiscal 2022 primarily due to an increase in sales of commercial notebooks driven by continued strong demand for remote work and remote learning solutions, partially offset by lower demand for commercial desktops and an overall decline in commercial average selling prices, in part due to a product mix shift within commercial toward entry-level commercial notebooks.

Consumer revenue increased 42% during the first quarter of Fiscal 2022 due to an increase in demand across all consumer product offerings, particularly for consumer notebooks and high-end gaming systems, compared to the unique demand environment for consumer products during the first quarter of Fiscal 2021, particularly in retail, as a result of disruption introduced by the COVID-19 pandemic. This increased demand was coupled with an increase in average selling prices of certain consumer product lines during the first quarter of Fiscal 2022.

From a geographical perspective, net revenue attributable to CSG increased across all regions during the first quarter of Fiscal 2022.

Operating Income — During the first quarter of Fiscal 2022, CSG operating income as a percentage of net revenue increased 290 basis points to 8.2% driven by an increase in both consumer and commercial gross margin percentage, which benefited from deflation in the overall component cost environment. CSG operating income as a percentage of net revenue also benefited from a decrease in CSG operating expenses as a percentage of net revenue during the first quarter of Fiscal 2022 as a result of continued operating expense discipline.

VMware

The following table presents net revenue and operating income attributable to VMware for the periods indicated:

	Three Months Ended
	April 30, 2021	% Change	May 1, 2020
	(in millions, except percentages)
Net revenue:
VMware net revenue	$2,991	9%	$2,755

Operating income:
VMware operating income	$841	9%	$773
% of segment net revenue	28.1%		28.1%

Net Revenue — VMware net revenue primarily consists of revenue from the sale of software licenses under perpetual licenses and subscription and SaaS offerings, as well as related software maintenance services, support, training, consulting services, and hosted services. VMware net revenue for the first quarter of Fiscal 2022 increased 9% primarily due to growth in sales of subscription and SaaS offerings, driven by increased demand for cloud offerings, coupled with continued benefits to software maintenance revenue from maintenance contracts sold in prior periods.

From a geographical perspective, approximately half of VMware net revenue during the first quarter of Fiscal 2022 was generated by sales to customers in the United States. VMware net revenue for the first quarter of Fiscal 2022 increased in both the United States and internationally.

Operating Income — During the first quarter of Fiscal 2022, VMware operating income as a percentage of net revenue remained flat at 28.1% due to a decrease in VMware gross margin percentage driven by headcount growth, offset by a decrease in VMware operating expenses as a percentage of net revenue driven by lower marketing and travel-related costs. The decrease in travel-related costs during the first quarter of Fiscal 2022 resulted from travel restrictions imposed in response to the COVID-19 pandemic.

OTHER BALANCE SHEET ITEMS

Accounts Receivable

We sell products and services directly to customers and through a variety of sales channels, including retail distribution. Our accounts receivable, net, was $10.9 billion and $12.8 billion as of April 30, 2021 and January 29, 2021, respectively. We maintain an allowance for expected credit losses to cover receivables that may be deemed uncollectible. The allowance for expected credit losses is an estimate based on an analysis of historical loss experience, current receivables aging, and management’s assessment of current conditions and reasonable and supportable expectation of future conditions, as well as specific identifiable customer accounts that are deemed at risk. Given this uncertainty, our allowance for expected credit losses in future periods may vary from our current estimates. As of both April 30, 2021 and January 29, 2021, the allowance for expected credit losses was $104 million. Based on our assessment, we believe that we are adequately reserved for expected credit losses. We will continue to monitor the aging of our accounts receivable and take actions, where necessary, to reduce our exposure to credit losses.

Dell Financial Services

Dell Financial Services and its affiliates (“DFS”) support Dell Technologies by offering and arranging various financing options and services for our customers globally, including through captive financing operations in North America, Europe, Australia, and New Zealand. DFS originates, collects, and services customer receivables primarily related to the purchase of our product, software, and service solutions. DFS further strengthens our customer relationships through its flexible consumption models, which enable us to offer our customers the option to pay over time and, in certain cases, based on utilization, to provide them with financial flexibility to meet their changing technological requirements. New financing originations were $1.9 billion and $1.8 billion for the first quarter of Fiscal 2022 and Fiscal 2021, respectively.

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

As of April 30, 2021 and January 29, 2021, our financing receivables, net were $10.2 billion and $10.5 billion, respectively. We maintain an allowance to cover expected financing receivable credit losses and evaluate credit loss expectations based on our total portfolio. Our allowance for expected credit losses in future periods may vary from our current estimates. For the first quarter of Fiscal 2022 and Fiscal 2021, the principal charge-off rate for our financing receivables portfolio was 0.5% and 1.0%, respectively. The credit quality of our financing receivables has improved in recent years due to an overall improvement in the credit environment and as the mix of high-quality commercial accounts in our portfolio has continued to increase. We continue to monitor broader economic indicators and their potential impact on future loss performance. We have an extensive process to manage our exposure to customer credit risk, including active management of credit lines and our collection activities. We also sell selected fixed-term financing receivables without recourse to unrelated third parties on a periodic basis, primarily to manage certain concentrations of customer credit exposure.  Based on our assessment of the customer financing receivables, we believe that we are adequately reserved.

We retain a residual interest in equipment leased under our fixed-term lease programs. As of April 30, 2021 and January 29, 2021, the residual interest recorded as part of financing receivables was $367 million and $424 million, respectively. The amount of the residual interest is established at the inception of the lease based upon estimates of the value of the equipment at the end of the lease term using historical studies, industry data, and future value-at-risk demand valuation methods. We assess the carrying amount of our recorded residual values for expected losses. Generally, expected losses as a result of residual value risk on equipment under lease are not considered to be significant primarily because of the existence of a secondary market with respect to the equipment. The lease agreement also clearly defines applicable return conditions and remedies for non-compliance, to ensure that the leased equipment will be in good operating condition upon return. Model changes and updates, as well as market strength and product acceptance, are monitored and adjustments are made to residual values in accordance with the significance of any such changes. To mitigate our exposure, we work closely with customers and dealers to manage the sale of returned assets. No material expected losses were recorded related to residual assets during the first quarter of Fiscal 2022 and Fiscal 2021.

As of April 30, 2021 and January 29, 2021, equipment under operating leases, net was $1.4 billion and $1.3 billion, respectively. Based on triggering events, we assess the carrying amount of the equipment under operating leases recorded for impairment. No material impairment losses were recorded related to such equipment during the first quarter of Fiscal 2022 and Fiscal 2021.

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

Off-Balance Sheet Arrangements

As of April 30, 2021, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition or results of operations.

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

The following table presents our cash and cash equivalents as well as our available borrowings as of the dates indicated:

	April 30, 2021	January 29, 2021
	(in millions)
Cash and cash equivalents, and available borrowings:
Cash and cash equivalents (a)	$14,244	$14,201
Remaining available borrowings under revolving credit facilities (b)	5,467	5,467
Total cash, cash equivalents, and available borrowings	$19,711	$19,668
____________________
(a)    Of the $14.2 billion of cash and cash equivalents as of April 30, 2021, $5.6 billion was held by VMware, Inc.
(b)    Of the $5.5 billion of remaining available borrowings under revolving credit facilities, $1.0 billion was attributable to the VMware Revolving Credit Facility.

Our revolving credit facilities as of April 30, 2021 consist of the Revolving Credit Facility and the VMware Revolving Credit Facility. The Revolving Credit Facility has a maximum aggregate borrowing capacity of $4.5 billion, and available borrowings under this facility are reduced by draws on the facility and outstanding letters of credit. As of April 30, 2021, there were no borrowings outstanding under the facility and remaining available borrowings totaled approximately $4.5 billion. We may regularly use our available borrowings from our Revolving Credit Facility on a short-term basis for general corporate purposes.

The VMware Revolving Credit Facility has a maximum capacity of $1.0 billion. As of April 30, 2021, there were no outstanding borrowings under the facility and remaining available borrowings totaled $1.0 billion. None of the net proceeds of borrowings under the VMware Revolving Credit Facility will be made available to support the operations or satisfy any corporate purposes of Dell Technologies, other than the operations and corporate purposes of VMware, Inc. and VMware, Inc.’s subsidiaries.

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

Debt

The following table summarizes our outstanding debt as of the dates indicated:

	April 30, 2021	Increase (decrease)	January 29, 2021
	(in millions)
Core debt
Senior Secured Credit Facilities and First Lien Notes	$24,769	$(8)	$24,777
Unsecured Notes and Debentures	952	(400)	1,352
Senior Notes	1,625	(1,075)	2,700
EMC Notes	1,000	—	1,000
DFS allocated debt	(415)	251	(666)
Total core debt	27,931	(1,232)	29,163
DFS related debt
DFS debt	9,753	87	9,666
DFS allocated debt	415	(251)	666
Total DFS related debt	10,168	(164)	10,332
Margin Loan Facility and other	4,304	69	4,235
Debt of public subsidiary
VMware Notes	4,750	—	4,750
Total public subsidiary debt	4,750	—	4,750
Total debt, principal amount	47,153	(1,327)	48,480
Carrying value adjustments	(470)	26	(496)
Total debt, carrying value	$46,683	$(1,301)	$47,984

During the first quarter of Fiscal 2022, the outstanding principal amount of our debt decreased by $1.3 billion to $47.2 billion as of April 30, 2021, primarily as a result of principal repayments.

We define core debt as the total principal amount of our debt, less DFS related debt, our Margin Loan Facility and other debt, and public subsidiary debt. Our core debt was $27.9 billion as of April 30, 2021. During the first quarter of Fiscal 2022, the decrease in our core debt was driven by principal repayments, including $1,075 million principal amount of our 5.875% Senior Notes due June 2021 and $400 million principal amount of our 4.625% Unsecured Notes due April 2021. There are no scheduled maturities of core debt for the remainder Fiscal 2022. See Note 5 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information about our debt.

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

As of April 30, 2021, margin loan and other debt primarily consisted of the $4.0 billion Margin Loan Facility. Subsequent to April 30, 2021, we repaid $1 billion principal amount of the Margin Loan Facility.

Public subsidiary debt represents VMware, Inc. indebtedness. VMware, Inc. and its respective subsidiaries are unrestricted subsidiaries for purposes of the core debt of Dell Technologies.  Neither Dell Technologies nor any of its subsidiaries, other than VMware, Inc., is obligated to make payment on the VMware Notes.  None of the net proceeds of the VMware Notes will be made available to support the operations or satisfy any corporate purposes of Dell Technologies, other than the operations and corporate purposes of VMware, Inc. and its subsidiaries. See Note 5 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information about VMware, Inc. debt.

In connection with the planned VMware Spin-off announced on April 14, 2021, VMware, Inc. intends to pay a cash dividend, pro rata, to each of the holders of VMware, Inc. common stock in an aggregate amount equal to an amount to be mutually agreed by Dell Technologies and VMware, Inc. between $11.5 billion and $12.0 billion. VMware, Inc. expects to fund the cash dividend, in part, through the incurrence of new indebtedness. The transaction is expected to close during the fourth quarter of calendar 2021, subject to certain closing conditions. Upon the closing of the transaction, we intend to use the net proceeds from our pro rata share of the cash dividend to repay debt, as part of our capital strategy to position Dell Technologies for investment grade ratings. See Note 1 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information about the planned VMware Spin-off.

We have made steady progress in paying down debt. We believe we will continue to be able to make our debt principal and interest payments, including the short-term maturities, from existing and expected sources of cash, primarily from operating cash flows. Cash used for debt principal and interest payments may also include short-term borrowings under our revolving credit facilities. We will continue to focus on deleveraging. Under our variable-rate debt, we could experience variations in our future interest expense from potential fluctuations in applicable reference rates, or from possible fluctuations in the level of DFS debt required to meet future demand for customer financing. We or our affiliates or their related persons, at our or their sole discretion and without public announcement, may purchase, redeem, prepay, refinance, or otherwise retire any amount of our outstanding indebtedness under the terms of such indebtedness at any time and from time to time, in open market or negotiated transactions with the holders of such indebtedness or otherwise, as appropriate market conditions exist.

Cash Flows

The following table presents a summary of our Condensed Consolidated Statements of Cash Flows for the periods indicated:

	Three Months Ended
	April 30, 2021	May 1, 2020
	(in millions)
Net change in cash from:
Operating activities	$2,238	$(796)
Investing activities	(519)	(485)
Financing activities	(1,638)	4,264
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(5)	(136)
Change in cash, cash equivalents, and restricted cash	$76	$2,847

Operating Activities — Operating cash flows during the first quarter of the fiscal year are typically lower due to seasonal sales trends affecting parts of our business as well as the timing of annual personnel-related payments. Cash provided by operating activities was $2.2 billion for the first quarter of Fiscal 2022 compared to cash used in operating activities of $0.8 billion for the first quarter of Fiscal 2021. The increase in operating cash flows during the first quarter of Fiscal 2022 was driven by strong profitability coupled with favorable working capital dynamics, compared to unfavorable working capital impacts in the first quarter of Fiscal 2021 related to the COVID-19 pandemic on timing of collections and maintenance of higher inventory levels for continuity of supply. COVID-19 impacts to working capital normalized by the end of Fiscal 2021.

DFS offerings are initially funded through cash on hand at the time of origination, most of which is subsequently replaced with third-party financing. For DFS offerings which qualify as sales-type leases, the initial funding of financing receivables is reflected as an impact to cash flows from operations, and is largely subsequently offset by cash proceeds from financing. For DFS operating leases, which have increased under the current leasing standard, the initial funding is classified as a capital expenditure and reflected as cash flows used in investing activities. DFS new financing originations were $1.9 billion and $1.8 billion during the first quarter of Fiscal 2022 and Fiscal 2021, respectively. As of April 30, 2021, DFS had $10.2 billion of total net financing receivables and $1.4 billion of equipment under DFS operating leases, net.

Investing Activities — Investing activities primarily consist of cash used to fund capital expenditures for property, plant, and equipment, which includes equipment under DFS operating leases, capitalized software development costs, strategic investments, and the maturities, sales, and purchases of investments. During the first quarter of Fiscal 2022, cash used in investing activities was $519 million and was primarily driven by capital expenditures. In comparison, cash used in investing activities was $485 million during the first quarter of Fiscal 2021 and was primarily driven by capital expenditures partially offset by net cash proceeds from the sale of certain intellectual property assets.

Financing Activities — Financing activities primarily consist of the proceeds and repayments of debt, cash used to repurchase common stock, and proceeds from the issuance of common stock. Cash used in financing activities was $1.6 billion during the first quarter of Fiscal 2022 and primarily consisted of debt repayments and repurchases of common stock by our public subsidiaries. In comparison, cash provided by financing activities of $4.3 billion during the first three months of Fiscal 2021 primarily consisted of cash proceeds from the issuances of multiple series of First Lien Notes and VMware Notes.

Capital Commitments

Capital Expenditures — During both the first quarter of Fiscal 2022 and Fiscal 2021, we spent $0.6 billion on property, plant, and equipment and capitalized software development costs. Product demand, product mix, and the use of contract manufacturers, as well as ongoing investments in operating and IT infrastructure and software development, influence the level and prioritization of our capital expenditures. Aggregate capital expenditures for Fiscal 2022 are currently expected to total between $2.7 billion and $2.9 billion, of which approximately $0.8 billion is expected to be expended for equipment under DFS operating leases and approximately $0.3 billion for capitalized software development costs.

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

Summarized Guarantor Financial Information

As discussed in Note 5 of the Notes to the Condensed Consolidated Financial Statements included in this report, Dell International L.L.C. and EMC Corporation (the “Issuers”), both of which are wholly-owned subsidiaries of Dell Technologies, completed private offerings of multiple series of senior secured notes issued on June 1, 2016, March 20, 2019, and April 9, 2020 (collectively, the “First Lien Notes”). On May 17, 2021, subsequent to the first quarter of Fiscal 2022, the Issuers launched an exchange offer of the outstanding First Lien Notes for registered senior secured notes with substantially similar terms (the “Exchange Notes”). The exchange offer is expected to expire at 5:00 p.m., New York City time, on June 15, 2021, unless extended by the Issuers.

Guarantees — The Exchange Notes are guaranteed on a joint and several unsecured basis by Dell Technologies and on a joint and several secured basis by Denali Intermediate, Inc. (“Denali Intermediate”), Dell and each of Denali Intermediate’s wholly-owned domestic subsidiaries that guarantees the Issuers’ Senior Credit Facility obligations (collectively, the “Guarantors”). Not all of Denali Intermediate’s subsidiaries guarantee the Exchange Notes, including none of Denali Intermediate’s non-wholly-owned subsidiaries, foreign subsidiaries, receivables subsidiaries and subsidiaries designated as unrestricted subsidiaries under the Senior Credit Facility (such non-guarantor subsidiaries, collectively, the “Non-Guarantor Subsidiaries”). SecureWorks Corp., Boomi, Inc., Virtustream, Inc., VMware, Inc., EMC Equity Assets LLC and VMW Holdco L.L.C. (collectively, the “Unrestricted Subsidiaries”) have been designated as unrestricted subsidiaries under the Senior Credit Facility and therefore do not guarantee the Exchange Notes or the Senior Credit Facility obligations. See Exhibit 22.1 filed with this report for a list of subsidiary guarantors and issuers of guaranteed securities.

The guarantees are full and unconditional, subject to certain customary release provisions. The indentures that govern the Exchange Notes provide that guarantees by subsidiaries of Denali Intermediate may be released in the event, among other things, (i) such Guarantor is sold or sells all of its assets in compliance with the applicable provisions of the indentures; (ii) such Guarantor is released from its guaranty under the Senior Credit Facility, including the declaration of such subsidiary as “unrestricted” under the Senior Credit Facility; (iii) the merger, amalgamation or consolidation, or liquidation, of such Guarantor; or (iv) the achievement of investment grade ratings with respect to the Issuers and the Exchange Notes. In addition, all Guarantors will be released from their guarantees if the requirements for legal defeasance or covenant defeasance or to discharge the indentures have been satisfied.

Basis of Preparation of the Summarized Financial Information — The tables below are summarized financial information provided in conformity with Rule 13-01 of the SEC’s Regulation S-X. The summarized financial information of the Issuers and Guarantors (collectively, the “Obligor Group”) is presented on a combined basis, excluding intercompany balances and transactions between entities in the Obligor Group. To the extent material, the Obligor Group’s amounts due from, amounts due to and transactions with Non-Guarantor Subsidiaries have been presented separately. The Obligor Group’s investment balances in Non-Guarantor Subsidiaries have been excluded.

The following table presents summarized results of operations information for the Obligor Group for the period indicated:

Three Months Ended
April 30, 2021
(in millions)
Net revenue (a)	$5,216
Gross margin (b)	$1,955
Operating loss (c)	$(358)
Interest and other, net	(323)
Loss before income taxes	$(681)
Net loss attributable to Obligor Group	$(572)
____________________
(a) Includes net revenue from services provided and product sales to Non-Guarantor Subsidiaries of $632 million and $39 million, respectively.
(b) Includes cost of net revenue from resale of solutions purchased from Non-Guarantor Subsidiaries of $587 million.
(c) Includes operating expenses from shared services provided by Non-Guarantor Subsidiaries of $20 million.

The following table presents summarized balance sheet information for the Obligor Group as of the dates indicated:

	April 30, 2021	January 29, 2021
	(in millions)
ASSETS
Current assets	$11,272	$12,096
Goodwill and intangible assets	16,000	16,213
Other non-current assets	6,278	6,178
Intercompany loan receivables	3,215	4,714
Total assets	$36,765	$39,201
LIABILITIES
Current liabilities	$14,483	$15,736
Intercompany payables	4,694	5,527
Total current liabilities	19,177	21,263
Long-term debt	27,881	27,951
Other non-current liabilities	7,611	7,549
Total liabilities	$54,669	$56,763

Summarized Affiliate Financial Information

The equity interests of various affiliates within Dell Technologies’ consolidated group have been pledged as collateral for the Exchange Notes. Dell Technologies is therefore subject to Rule 13-02 of the SEC’s Regulation S-X, which requires that summarized financial information for the affiliates whose securities are pledged as collateral (collectively, the “Affiliate Group”) be provided on a combined basis to the extent such information is material and materially different than the corresponding amounts presented in the Consolidated Financial Statements of Dell Technologies. The summarized financial information for the Affiliate Group would produce results materially consistent with information presented in Dell Technologies’ Consolidated Financial Statements and we have therefore not included such information in this report. In particular, the assets, liabilities, and results of operations of the Affiliate Group are not materially different than the corresponding amounts presented in the Consolidated Financial Statements of Dell Technologies, except with respect to the redeemable shares. As of April 30, 2021 and January 29, 2021, the redeemable shares balance was $558 million and $472 million, respectively, as reflected on the Condensed Consolidated Statements of Financial Position included in this report, as compared to no redeemable shares reflected on the Affiliate Group balance sheet as of the respective dates.

Collateral Arrangement — The collateral (“Collateral”) securing the Exchange Notes generally consists of the following, whether now owned or hereafter acquired:

•100% of the equity interests of the Issuers, Dell and each Material Subsidiary (as defined in the applicable indenture) that is a wholly-owned subsidiary of the Issuers and the Guarantors (which pledge, in the case of capital stock of any Foreign Subsidiary or FSHCO (each as defined in the applicable indenture), is limited to 65% of the voting capital stock and 100% of the non-voting capital stock of such Foreign Subsidiary or FSHCO); and

•substantially all tangible and intangible personal property and material fee-owned real property of the Issuers and Guarantors (other than Dell Technologies) including but not limited to, accounts receivable, inventory, equipment, general intangibles (including contract rights), investment property, intellectual property, real property, intercompany notes, instruments, chattel paper and documents, letter of credit rights, commercial tort claims, and proceeds of the foregoing.

See Exhibit 22.1 filed with this report for a list of each affiliate of Dell Technologies whose security is pledged as collateral to secure the Exchange Notes. There is no trading market for the applicable affiliates’ securities pledged as collateral.

Delivery of the Collateral securing the Exchange Notes would be required in certain customary events of default, including failure to make required payments, failure to comply with covenants, and the occurrence of certain events of bankruptcy and insolvency.

The Collateral may be released in certain circumstances, including, (i) to enable the sale, transfer or other disposition of such property or assets, (ii) upon the release of the guarantee of a Guarantor, (iii) upon such property or asset becoming an “excluded asset” as defined in the indentures governing the Exchange Notes, (iv) upon the achievement of investment grade ratings with respect to the Issuers and the Exchange Notes and (v) to the extent the liens on the Collateral securing the Senior Credit Facility obligations are released (other than in connection with the payment in full of the Senior Credit Facility).

The Collateral does not include, and will not include, among other things, (i) a pledge of the assets or equity interests of certain subsidiaries, including the Unrestricted Subsidiaries and their respective subsidiaries, (ii) any fee-owned real property with a book value of less than $150 million, (iii) any commercial tort claims or letter of credit rights with an individual value of less than $50 million, (iv) any “principal property” as defined in the indentures governing the Unsecured Notes and Debentures of Dell and the EMC Notes, and capital stock of any subsidiary holding “principal property” as defined in the indenture governing the Unsecured Notes and Debentures of Dell, or (v) certain excluded assets.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting us, see “Part II — Item 7A — Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 29, 2021. Our exposure to market risks has not changed materially from that set forth in our Annual Report.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of April 30, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended April 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

The information required by this item is incorporated herein by reference to the information set forth under the caption “Legal Matters” in Note 9 of the Notes to the Condensed Consolidated Financial Statements included in Part I of this report.

ITEM 1A — RISK FACTORS

In addition to the other information set forth in this report, the risks discussed in “Part I — Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 29, 2021 could materially affect our business, operating results, financial condition, or prospects. Further, as a result of the announcement of our planned VMware Spin-off on April 14, 2021, we are subject to the following additional risks:

Risks Related to the Announced Spin-Off of VMware, Inc.

The previously announced spin-off of VMware, Inc. is contingent upon the satisfaction of a number of conditions, may not be completed on the currently contemplated timeline, or at all, and may not achieve the intended benefits.

On April 14, 2021, we announced that we had entered into a definitive agreement with VMware, Inc. pursuant to which VMware, Inc. will distribute to its stockholders, including us, a special one-time cash dividend, and we will distribute all of the issued and outstanding shares of VMware Common Stock then owned by us to the holders of record of shares of Dell Technologies as of the distribution record date (the “VMware Spin-off”). The VMware Spin-off may not be completed as currently contemplated or at all, and may not provide the benefits that we intend. Completion of the proposed VMware Spin-off is subject to certain conditions, including the payment by VMware, Inc. of its special dividend and receipt of a favorable private letter ruling from the Internal Revenue Service and an opinion that the transaction will qualify as generally tax-free for Dell Technologies stockholders for U.S. federal income tax purposes. The payment by VMware, Inc. of its special dividend is in turn subject to further conditions including, among other matters, the absence of specified material adverse changes to VMware, Inc. prior to declaration of the special dividend, VMware, Inc. satisfying certain credit rating agency criteria, and VMware, Inc. receiving an opinion from an independent firm regarding surplus and solvency matters. The proposed VMware Spin-off is complex in nature, and may be affected by unanticipated developments, disruptions in the credit or equity markets, or changes in general economic conditions. These or other unanticipated developments could delay or prevent the VMware Spin-off or cause it to occur on terms or conditions that are less favorable than anticipated.

If the VMware Spin-off is completed, the transaction may not be successful in accomplishing our objectives. There is the potential for business disruption to each company and significant separation costs. Planning and executing the VMware Spin-off will require significant additional time, effort and expense, and may divert the attention of our management and employees, and those of VMware, Inc., from other aspects of the business operations, and any delays in the completion of the transaction may increase the amount of time, effort, and expense that is devoted to the transaction. The VMware Spin-off could cause our customers or customers of VMware, Inc. to delay or defer decisions to purchase products or renew contracts, or to end their relationships. Any of these factors could have a material adverse effect on our business, financial condition, results of operations, cash flows or the price of our Class C Common Stock. In addition, following the proposed transaction, the combined value of the common stock of the two companies held by our stockholders may not be equal to or greater than what the value of our common stock alone would have been had the proposed VMware Spin-off not occurred.

The risks described in our Annual Report on Form 10-K, our subsequent SEC reports, and other risks described above are not the only risks facing us.  There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that also may materially adversely affect our business, operating results, financial condition, or prospects.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

During the first quarter of Fiscal 2022, we issued to employees an aggregate of 605 shares of the Class C Common Stock for an immaterial amount pursuant to exercises of stock options granted under the Dell Inc. Amended and Restated 2002 Long-Term Incentive Plan. The foregoing transactions were effected without registration in reliance on the exemption from registration under the Securities Act of 1933 afforded by Rule 701 thereunder as transactions pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule.

In February 2021, we issued to a stockholder 49,209 shares of Class C Common Stock upon the conversion of the same number of shares of our Class A Common Stock held by such stockholder. The issuance of the Class C Common Stock in this transaction was made in reliance on the exemption from registration under the Securities Act of 1933 afforded by Section 3(a)(9) thereof. No commission or other remuneration was paid or given directly or indirectly for soliciting the exchange of these securities.

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

On March 2, 2021, the U.S. government designated the Russian Federal Security Service (the “FSB”) as a blocked party under Executive Order 13382. On the same day, the U.S. Department of the Treasury’s Office of Foreign Assets Control issued General License No. 1B (the “OFAC General License”), which generally authorizes U.S. companies to engage in certain licensing, permitting, certification, notification and related transactions with the FSB to the extent such activities are required for the importation, distribution or use of information technology products in the Russian Federation.

As permitted under the OFAC General License, our subsidiary Dell LLC and other subsidiaries periodically file notifications with the FSB in connection with the importation and distribution of our products in the Russian Federation. During our fiscal quarter ended April 30, 2021, Dell LLC filed notifications with the FSB. No payments were issued or received, and no gross revenue or net profits were generated, in connection with these filing activities. Dell Technologies and its subsidiaries do not sell products or provide services to the FSB. To the extent permitted by applicable law, including by the OFAC General License, we expect to continue to file notifications with the FSB to qualify our products for importation and distribution in the Russian Federation.

ITEM 6 — EXHIBITS

The Company hereby files or furnishes the exhibits listed below:

Exhibit Number	Description
2.1
Separation and Distribution Agreement, dated as April 14, 2021 by and between Dell Technologies Inc. and VMware, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Dell Technologies Inc. (the “Company”) filed with the Securities and Exchange Commission (the “Commission”) on April 14, 2021) (Commission File No. 001-37867).

4.1††
Consent to the Extension of Registration Rights Under the Second Amended and Restated Registration Rights Agreement, dated May 5, 2021, among Dell Technologies Inc. and SL SPV-2 L.P., Silver Lake Partners IV, L.P., Silver Lake Technology Investors IV, L.P., Silver Lake Partners V DE (AIV), L.P., Silver Lake Technology Investors V, L.P.

10.1
Eighth Refinancing Amendment, dated as of February 18, 2021, among Denali Intermediate Inc., Dell Inc., Dell International L.L.C., EMC Corporation, Credit Suisse AG, Cayman Islands Branch, as Term Loan B Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A., as Term Loan A/Revolver Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 18, 2021) (Commission File No. 001-37867).

22.1††	List of Guarantor Subsidiaries and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize Securities of Dell Technologies Inc.
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

Date: June 7, 2021