Form 10-Q
period 2021-07-30
Dell Technologies Inc.
filed 2021-09-03
CIK 1571996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	July 30, 2021
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of August 30, 2021, there were 765,116,151 shares of the registrant’s common stock outstanding, consisting of 290,849,038 outstanding shares of Class C Common Stock, 378,916,886 outstanding shares of Class A Common Stock, and 95,350,227 outstanding shares of Class B Common Stock.

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

DELL TECHNOLOGIES INC.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in millions; unaudited)

	July 30, 2021	January 29, 2021
ASSETS
Current assets:
Cash and cash equivalents	$11,719	$14,201
Accounts receivable, net of allowance of $98 and $104 (Note 17)	12,914	12,788
Short-term financing receivables, net of allowance of $199 and $228 (Note 3)	4,955	5,155
Inventories	4,223	3,402
Other current assets	9,556	8,021
Current assets held for sale	188	—
Total current assets	43,555	43,567
Property, plant, and equipment, net	6,661	6,431
Long-term investments	1,875	1,624
Long-term financing receivables, net of allowance of $88 and $93 (Note 3)	5,330	5,339
Goodwill	40,741	40,829
Intangible assets, net	13,014	14,429
Other non-current assets	11,502	11,196
Total assets	$122,678	$123,415
LIABILITIES, REDEEMABLE SHARES, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$6,427	$6,362
Accounts payable	23,029	21,696
Accrued and other	8,808	9,549
Short-term deferred revenue	17,003	16,525
Current liabilities held for sale	216	—
Total current liabilities	55,483	54,132
Long-term debt	37,167	41,622
Long-term deferred revenue	14,840	14,276
Other non-current liabilities	5,245	5,360
Total liabilities	112,735	115,390
Commitments and contingencies (Note 9)
Redeemable shares (Note 15)	—	472
Stockholders’ equity (deficit):
Common stock and capital in excess of $0.01 par value (Note 13)	17,510	16,849
Treasury stock at cost	(305)	(305)
Accumulated deficit	(12,033)	(13,751)
Accumulated other comprehensive loss	(347)	(314)
Total Dell Technologies Inc. stockholders’ equity	4,825	2,479
Non-controlling interests	5,118	5,074
Total stockholders’ equity	9,943	7,553
Total liabilities, redeemable shares, and stockholders’ equity	$122,678	$123,415

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	July 30, 2021	July 31, 2020	July 30, 2021	July 31, 2020
Net revenue:
Products	$19,394	$16,737	$37,428	$32,775
Services	6,728	5,996	13,181	11,855
Total net revenue	26,122	22,733	50,609	44,630
Cost of net revenue:
Products	15,371	13,330	29,585	26,134
Services	2,766	2,247	5,381	4,487
Total cost of net revenue	18,137	15,577	34,966	30,621
Gross margin	7,985	7,156	15,643	14,009
Operating expenses:
Selling, general, and administrative	5,145	4,761	10,105	9,647
Research and development	1,468	1,259	2,791	2,524
Total operating expenses	6,613	6,020	12,896	12,171
Operating income	1,372	1,136	2,747	1,838
Interest and other, net	(359)	(636)	(747)	(1,202)
Income before income taxes	1,013	500	2,000	636
Income tax expense (benefit)	133	(599)	182	(645)
Net income	880	1,099	1,818	1,281
Less: Net income attributable to non-controlling interests	49	51	100	90
Net income attributable to Dell Technologies Inc.	$831	$1,048	$1,718	$1,191

Earnings per share attributable to Dell Technologies Inc.
Dell Technologies Common Stock — Basic	$1.09	$1.41	$2.26	$1.61
Dell Technologies Common Stock — Diluted	$1.05	$1.37	$2.18	$1.56

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended		Six Months Ended
	July 30, 2021	July 31, 2020	July 30, 2021	July 31, 2020
Net income	$880	$1,099	$1,818	$1,281

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(133)	410	(140)	264
Cash flow hedges:
Change in unrealized (losses) gains	65	(257)	64	(90)
Reclassification adjustment for net losses (gains) included in net income	13	(8)	40	(108)
Net change in cash flow hedges	78	(265)	104	(198)
Pension and other postretirement plans:
Recognition of actuarial net gains (losses) from pension and other postretirement plans	—	(15)	1	(22)
Reclassification adjustments for net losses from pension and other postretirement plans	2	2	2	4
Net change in actuarial net gains (losses) from pension and other postretirement plans	2	(13)	3	(18)

Total other comprehensive income (loss), net of tax expense (benefit) of $7 and $(22), respectively, and $5 and $(12), respectively	(53)	132	(33)	48
Comprehensive income, net of tax	827	1,231	1,785	1,329
Less: Net income attributable to non-controlling interests	49	51	100	90
Less: Other comprehensive loss attributable to non-controlling interests	—	2	—	(1)
Comprehensive income attributable to Dell Technologies Inc.	$778	$1,178	$1,685	$1,240

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Six Months Ended
	July 30, 2021	July 31, 2020
Cash flows from operating activities:
Net income	$1,818	$1,281
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,479	2,656
Stock-based compensation expense	934	783
Deferred income taxes	(300)	(384)
Other, net	(295)	489
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(267)	654
Financing receivables	186	(544)
Inventories	(791)	(362)
Other assets and liabilities	(2,443)	(2,520)
Accounts payable	1,353	(567)
Deferred revenue	1,289	1,050
Change in cash from operating activities	3,963	2,536
Cash flows from investing activities:
Purchases of investments	(270)	(174)
Maturities and sales of investments	335	71
Capital expenditures and capitalized software development costs	(1,257)	(1,104)
Acquisition of businesses and assets, net	(16)	(334)
Divestitures of businesses and assets, net	—	120
Other	20	12
Change in cash from investing activities	(1,188)	(1,409)
Cash flows from financing activities:
Proceeds from the issuance of common stock	186	221
Repurchases of parent common stock	(17)	(240)
Repurchases of subsidiary common stock	(978)	(591)
Proceeds from debt	3,935	11,847
Repayments of debt	(8,423)	(10,220)
Other	(14)	(190)
Change in cash from financing activities	(5,311)	827
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(21)	(52)
Change in cash, cash equivalents, and restricted cash	(2,557)	1,902
Cash, cash equivalents, and restricted cash at beginning of the period	15,184	10,151
Cash, cash equivalents, and restricted cash at end of the period	$12,627	$12,053

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in millions; continued on next page; unaudited)

Three Months Ended July 30, 2021	Common Stock and Capital in Excess of Par Value		Treasury Stock
	Issued Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Dell Technologies Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Stockholders’ Equity (Deficit)
Balances as of April 30, 2021	772	$16,950	8	$(305)	$(12,864)	$(294)	$3,487	$5,099	$8,586
Net income	—	—	—	—	831	—	831	49	880
Foreign currency translation adjustments	—	—	—	—	—	(133)	(133)	—	(133)
Cash flow hedges, net change	—	—	—	—	—	78	78	—	78
Pension and other post-retirement	—	—	—	—	—	2	2	—	2
Issuance of common stock	1	9	—	—	—	—	9	—	9
Stock-based compensation expense	—	199	—	—	—	—	199	300	499
Revaluation of redeemable shares	—	558	—	—	—	—	558	—	558
Impact from equity transactions of non-controlling interests	—	(206)	—	—	—	—	(206)	(330)	(536)
Balances as of July 30, 2021	773	$17,510	8	$(305)	$(12,033)	$(347)	$4,825	$5,118	$9,943

Six Months Ended July 30, 2021	Common Stock and Capital in Excess of Par Value		Treasury Stock
	Issued Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Dell Technologies Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Stockholders’ Equity (Deficit)
Balances as of January 29, 2021	761	$16,849	8	$(305)	$(13,751)	$(314)	$2,479	$5,074	$7,553
Net income	—	—	—	—	1,718	—	1,718	100	1,818
Foreign currency translation adjustments	—	—	—	—	—	(140)	(140)	—	(140)
Cash flow hedges, net change	—	—	—	—	—	104	104	—	104
Pension and other post-retirement	—	—	—	—	—	3	3	—	3
Issuance of common stock	12	28	—	—	—	—	28	—	28
Stock-based compensation expense	—	365	—	—	—	—	365	569	934
Revaluation of redeemable shares	—	472	—	—	—	—	472	—	472
Impact from equity transactions of non-controlling interests	—	(204)	—	—	—	—	(204)	(625)	(829)
Balances as of July 30, 2021	773	$17,510	8	$(305)	$(12,033)	$(347)	$4,825	$5,118	$9,943

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

Basis of Presentation — The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes filed with the U.S. Securities and Exchange Commission (“SEC”) in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2021. These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of Dell Technologies Inc. as of July 30, 2021 and January 29, 2021, the results of its operations and corresponding comprehensive income (loss) for the three and six months ended July 30, 2021 and July 31, 2020, its cash flows for the six months ended July 30, 2021 and July 31, 2020, and its statements of stockholders’ equity for the three and six months ended July 30, 2021 and July 31, 2020.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and the accompanying Notes. Management has considered the actual and potential economic impacts of the coronavirus disease 2019 (“COVID-19”) pandemic on the Company’s critical and significant accounting estimates. Actual results could differ materially from those estimates. The results of operations and comprehensive income (loss) for the three and six months ended July 30, 2021 and July 31, 2020, cash flows for the six months ended July 30, 2021 and July 31, 2020, and statements of stockholders’ equity for the three and six months ended July 30, 2021 and July 31, 2020 are not necessarily indicative of the results to be expected for the full fiscal year or for any other fiscal period.

The Company’s fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. Both the fiscal year ending January 28, 2022 (“Fiscal 2022”) and fiscal year ended January 29, 2021 (“Fiscal 2021”) are 52-week periods.

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

Boomi Divestiture — On May 1, 2021, Dell Technologies announced its entry into a definitive agreement with Francisco Partners and TPG Capital to sell Boomi and certain related assets from the Company in a cash transaction valued at $4 billion, subject to certain closing adjustments. The transaction is expected to close in the third quarter of Fiscal 2022, subject to customary closing conditions. The transaction is intended to support the Company’s focus on fueling growth initiatives through targeted investments to modernize Dell Technologies’ core infrastructure and by expanding in high-priority areas, including hybrid and private cloud, edge, telecommunications solutions, and the Company’s Apex offerings.

In accordance with applicable accounting guidance, the Company concluded that Boomi’s assets and liabilities have met the criteria to be classified as held-for-sale as of July 30, 2021. The Company reclassified the related assets and liabilities as

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Current assets held for sale and Current liabilities held for sale, respectively, in the accompanying Condensed Consolidated Statements of Financial Position as of July 30, 2021.

The following table presents the major classes of assets and liabilities as of July 30, 2021 related to Boomi which were classified as held for sale as of the date indicated:

July 30, 2021
(in millions)
ASSETS
Current assets:
Accounts receivable, net	$72
Other current assets	32
Total current assets	104
Goodwill	39
Other non-current assets	40
Total assets	$183
LIABILITIES
Current liabilities:
Short-term deferred revenue	$155
Other current liabilities	45
Total current liabilities	200
Other non-current liabilities	16
Total liabilities	$216

Boomi does not meet the criteria for discontinued operations reporting, and as a result its operating results and cash flows are not separately stated as a discontinued operation in the accompanying Condensed Consolidated Financial Statements. Boomi does not meet the requirements for a reportable segment and, consequently, its operating results are included within Other businesses.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The transaction is expected to close during the fourth quarter of calendar year 2021, subject to certain closing conditions, including receipt of a favorable private letter ruling from the Internal Revenue Service that the transaction will qualify as tax-free for Dell Technologies stockholders for U.S. federal income tax purposes. Either Dell Technologies or VMware, Inc. may terminate the Separation and Distribution Agreement if the VMware Spin-off is not completed on or before January 28, 2022, among other termination rights.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 2 — FAIR VALUE MEASUREMENTS AND INVESTMENTS

The following table presents the Company’s hierarchy for its assets and liabilities measured and recorded at fair value on a recurring basis as of the dates indicated:

	July 30, 2021				January 29, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(in millions)
Assets:
Money market funds	$6,442	$—	$—	$6,442	$8,846	$—	$—	$8,846
Equity and other securities	299	—	—	299	449	—	—	449
Derivative instruments	—	75	—	75	—	104	—	104
Total assets	$6,741	$75	$—	$6,816	$9,295	$104	$—	$9,399
Liabilities:
Derivative instruments	$—	$131	$—	$131	$—	$133	$—	$133
Total liabilities	$—	$131	$—	$131	$—	$133	$—	$133

The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value:

Money Market Funds — The Company’s investments in money market funds that are classified as cash equivalents hold underlying investments with a weighted average maturity of 90 days or less and are recognized at fair value. The valuations of these securities are based on quoted prices in active markets for identical assets, when available, or pricing models whereby all significant inputs are observable or can be derived from or corroborated by observable market data. The Company reviews security pricing and assesses liquidity on a quarterly basis. As of July 30, 2021, the Company’s U.S. portfolio had no material exposure to money market funds with a fluctuating net asset value.

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

Deferred Compensation Plans — The Company offers deferred compensation plans for eligible employees, which allow participants to defer payment for a portion of their compensation. Assets were the same as liabilities associated with the plans at approximately $355 million and $308 million as of July 30, 2021 and January 29, 2021, respectively, and are included in other assets and other liabilities on the Condensed Consolidated Statements of Financial Position. The net impact to the Condensed Consolidated Statements of Income is not material since changes in the fair value of the assets substantially offset changes in the fair value of the liabilities. As such, assets and liabilities associated with these plans have not been included in the recurring fair value table above.

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

As of July 30, 2021 and January 29, 2021, the Company held private strategic investments of $1.2 billion and $1.0 billion, respectively. As these investments represent early-stage companies without readily determinable fair values, they are not included in the recurring fair value table above.

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

Carrying Value and Estimated Fair Value of Outstanding Debt — The following table presents the carrying value and estimated fair value of the Company’s outstanding debt as described in Note 5 of the Notes to the Condensed Consolidated Financial Statements, including the current portion, as of the dates indicated:

	July 30, 2021		January 29, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in billions)
Senior Secured Credit Facilities	$6.2	$6.3	$6.2	$6.3
First Lien Notes	$18.3	$23.1	$18.3	$22.8
Unsecured Notes and Debentures	$0.8	$1.2	$1.2	$1.6
Senior Notes	$1.6	$1.7	$2.7	$2.8
EMC Notes	$1.0	$1.0	$1.0	$1.0
VMware Notes	$4.7	$5.3	$4.7	$5.3
Margin Loan Facility	$1.0	$1.0	$4.0	$3.9

The fair values of the outstanding debt shown in the table above, as well as the debt of Dell Financial Services and its affiliates (“DFS”) described in Note 3 of the Notes to the Condensed Consolidated Financial Statements, were determined based on observable market prices in a less active market or based on valuation methodologies using observable inputs and were categorized as Level 2 in the fair value hierarchy. The carrying value of DFS debt approximates fair value. Outstanding debt is recorded at carrying value and, as such, is not included in the recurring fair value table above.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Investments

The following table presents the carrying value of the Company’s investments as of the dates indicated:

	July 30, 2021				January 29, 2021
	Cost	Unrealized Gain	Unrealized (Loss)	Carrying Value	Cost	Unrealized Gain	Unrealized (Loss)	Carrying Value
	(in millions)
Equity and other securities	$1,312	$380	$(150)	$1,542	$907	$677	$(145)	$1,439
Fixed income debt securities	332	2	(1)	333	176	9	—	185
Total securities				$1,875				$1,624

Equity and other securities — The Company has strategic investments in publicly-traded and privately-held companies. For the six months ended July 30, 2021, the equity and other securities without readily determinable fair values of $1.2 billion increased by $340 million, primarily due to upward adjustments for observable price changes, partially offset by $26 million of downward adjustments that were primarily attributable to observable price changes. The remainder of equity and other securities consists of publicly-traded investments that are measured at fair value on a recurring basis.

Fixed income debt securities — The Company has fixed income debt securities carried at amortized cost. The debt securities are held as collateral for borrowings. The Company intends to hold the investments to maturity. Unrealized gains relate to foreign currency impacts.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 3 — FINANCIAL SERVICES

The Company offers or arranges various financing options, services, and alternative payment structures for its customers in North America, Europe, Australia, and New Zealand through Dell Financial Services and its affiliates (“DFS”). The Company also arranges financing for some of its customers in various countries where DFS does not currently operate as a captive enterprise. The Company further strengthens customer relationships through flexible consumption models, which enable the Company to offer its customers the option to pay over time and, in certain cases, based on utilization, to provide them with financial flexibility to meet their changing technological requirements. The key activities of DFS include originating, collecting, and servicing customer financing arrangements primarily related to the purchase or use of Dell Technologies products and services. In some cases, DFS also offers financing on the purchase of third-party technology products that complement the Dell Technologies portfolio of products and services. New financing originations were $1.9 billion and $2.6 billion for the three months ended July 30, 2021 and July 31, 2020, respectively, and $3.8 billion and $4.4 billion for the six months ended July 30, 2021 and July 31, 2020, respectively.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Financing Receivables

The following table presents the components of the Company’s financing receivables segregated by portfolio segment as of the dates indicated:

	July 30, 2021			January 29, 2021
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total
	(in millions)
Financing receivables, net:
Customer receivables, gross (a)	$726	$9,527	$10,253	$796	$9,595	$10,391
Allowances for losses	(126)	(161)	(287)	(148)	(173)	(321)
Customer receivables, net	600	9,366	9,966	648	9,422	10,070
Residual interest	—	319	319	—	424	424
Financing receivables, net	$600	$9,685	$10,285	$648	$9,846	$10,494
Short-term	$600	$4,355	$4,955	$648	$4,507	$5,155
Long-term	$—	$5,330	$5,330	$—	$5,339	$5,339
____________________
(a)    Customer receivables, gross includes amounts due from customers under revolving loans, fixed-term loans, fixed-term sales-type or direct financing leases, and accrued interest.

The following tables present the changes in allowance for financing receivable losses for the periods indicated:

	Three Months Ended
	July 30, 2021			July 31, 2020
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total
	(in millions)
Allowance for financing receivable losses:
Balances at beginning of period	$139	$177	$316	$144	$177	$321
Charge-offs, net of recoveries	(10)	(3)	(13)	(18)	(7)	(25)
Provision charged to income statement	(3)	(13)	(16)	17	10	27
Balances at end of period	$126	$161	$287	$143	$180	$323

	Six Months Ended
	July 30, 2021			July 31, 2020
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total
	(in millions)
Allowance for financing receivable losses:
Balances at beginning of period	$148	$173	$321	$70	$79	$149
Adjustment for adoption of accounting standard	—	—	—	40	71	111
Charge-offs, net of recoveries	(23)	(5)	(28)	(38)	(16)	(54)
Provision charged to income statement	1	(7)	(6)	71	46	117
Balances at end of period	$126	$161	$287	$143	$180	$323

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Aging

The following table presents the aging of the Company’s customer financing receivables, gross, including accrued interest, segregated by class, as of the dates indicated:

	July 30, 2021				January 29, 2021
	Current	Past Due 1 — 90 Days	Past Due >90 Days	Total	Current	Past Due 1 — 90 Days	Past Due >90 Days	Total
	(in millions)
Revolving — DPA	$515	$32	$8	$555	$578	$30	$13	$621
Revolving — DBC	155	13	3	171	157	14	4	175
Fixed-term — Consumer and Commercial	9,264	238	25	9,527	9,192	316	87	9,595
Total customer receivables, gross	$9,934	$283	$36	$10,253	$9,927	$360	$104	$10,391

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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Credit Quality

The following tables present customer receivables, gross, including accrued interest, by credit quality indicator segregated by class and year of origination, as of the dates indicated:

	July 30, 2021
	Fixed-term — Consumer and Commercial
	Fiscal Year of Origination
	2022	2021	2020	2019	2018	Years Prior	Revolving — DPA	Revolving — DBC	Total
	(in millions)
Higher	$1,806	$2,362	$1,330	$373	$73	$8	$149	$45	$6,146
Mid	520	925	487	162	32	1	172	52	2,351
Lower	376	634	327	92	17	2	234	74	1,756
Total	$2,702	$3,921	$2,144	$627	$122	$11	$555	$171	$10,253

	January 29, 2021
	Fixed-term — Consumer and Commercial
	Fiscal Year of Origination
	2021	2020	2019	2018	2017	Years Prior	Revolving — DPA	Revolving — DBC	Total
	(in millions)
Higher	$3,125	$1,802	$661	$166	$26	$—	$172	$47	$5,999
Mid	1,121	671	287	73	9	—	188	52	2,401
Lower	865	499	243	38	9	—	261	76	1,991
Total	$5,111	$2,972	$1,191	$277	$44	$—	$621	$175	$10,391

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Leases

Interest income on sales-type lease receivables was $63 million and $66 million for the three months ended July 30, 2021 and July 31, 2020, respectively, and $127 million and $131 million for the six months ended July 30, 2021, and July 31, 2020, respectively.

The following table presents the net revenue, cost of net revenue, and gross margin recognized at the commencement date of sales-type leases for the periods indicated:

	Three Months Ended		Six Months Ended
	July 30, 2021	July 31, 2020	July 30, 2021	July 31, 2020
	(in millions)
Net revenue — products	$194	$249	$424	$464
Cost of net revenue — products	142	174	305	333
Gross margin — products	$52	$75	$119	$131

The following table presents the future maturity of the Company’s fixed-term customer leases and associated financing payments, and reconciles the undiscounted cash flows to the customer receivables, gross recognized on the Condensed Consolidated Statements of Financial Position as of the date indicated:

July 30, 2021
(in millions)
Fiscal 2022 (remaining six months)	$1,479
Fiscal 2023	2,052
Fiscal 2024	1,303
Fiscal 2025	592
Fiscal 2026 and beyond	252
Total undiscounted cash flows	5,678
Fixed-term loans	4,493
Revolving loans	726
Less: unearned income	(644)
Total customer receivables, gross	$10,253

Operating Leases

The following table presents the components of the Company’s operating lease portfolio included in property, plant, and equipment, net as of the dates indicated:

	July 30, 2021	January 29, 2021
	(in millions)
Equipment under operating lease, gross	$2,094	$1,746
Less: accumulated depreciation	(657)	(432)
Equipment under operating lease, net	$1,437	$1,314

Operating lease income relating to lease payments was $167 million and $103 million for the three months ended July 30, 2021 and July 31, 2020, respectively, and $323 million and $190 million for the six months ended July 30, 2021, and July 31, 2020, respectively. Depreciation expense was $127 million and $74 million for the three months ended July 30, 2021 and July 31, 2020, respectively, and $243 million and $136 million for the six months ended July 30, 2021, and July 31, 2020, respectively.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents the future payments to be received by the Company as lessor in operating lease contracts as of the date indicated:

July 30, 2021
(in millions)
Fiscal 2022 (remaining six months)	$371
Fiscal 2023	600
Fiscal 2024	338
Fiscal 2025	109
Fiscal 2026 and beyond	17
Total	$1,435

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

	July 30, 2021	January 29, 2021
	(in millions)
DFS U.S. debt:
Asset-based financing and securitization facilities	$3,182	$3,311
Fixed-term securitization offerings	2,929	2,961
Other	176	140
Total DFS U.S. debt	6,287	6,412
DFS international debt:
Securitization facility	768	786
Other borrowings	1,063	1,006
Note payable	250	250
Dell Bank Senior Unsecured Eurobonds	1,189	1,212
Total DFS international debt	3,270	3,254
Total DFS debt	$9,557	$9,666
Total short-term DFS debt	$5,281	$4,888
Total long-term DFS debt	$4,276	$4,778

DFS U.S. Debt

Asset-Based Financing and Securitization Facilities — The Company maintains separate asset-based financing facilities and a securitization facility in the United States, which are revolving facilities for fixed-term leases and loans and for revolving loans, respectively. This debt is collateralized solely by the U.S. loan and lease payments and associated equipment in the facilities. The debt has a variable interest rate and the duration of the debt is based on the terms of the underlying loan and lease payment streams. As of July 30, 2021, the total debt capacity related to the U.S. asset-based financing and securitization facilities was $4.5 billion. The Company enters into interest swap agreements to effectively convert a portion of this debt from a floating rate to a fixed rate. See Note 6 of the Notes to the Condensed Consolidated Financial Statements for additional information about interest rate swaps.

The Company’s U.S. securitization facility for revolving loans is effective through June 25, 2022. The Company’s two U.S. asset-based financing facilities for fixed-term leases and loans are effective through July 10, 2023 and July 26, 2022, respectively.

The asset-based financing and securitization facilities contain standard structural features related to the performance of the funded receivables, which include defined credit losses, delinquencies, average credit scores, and minimum collection requirements. In the event one or more of these criteria are not met and the Company is unable to restructure the facility, no further funding of receivables will be permitted and the timing of the Company’s expected cash flows from over-collateralization will be delayed. As of July 30, 2021, these criteria were met.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

DFS International Debt

Securitization Facility — The Company maintains a securitization facility in Europe for fixed-term leases and loans. This facility is effective through December 21, 2022 and had a total debt capacity of $951 million as of July 30, 2021.

The securitization facility contains standard structural features related to the performance of the securitized receivables, which include defined credit losses, delinquencies, average credit scores, and minimum collection requirements. In the event one or more of these criteria are not met and the Company is unable to restructure the program, no further funding of receivables will be permitted and the timing of the Company’s expected cash flows from over-collateralization will be delayed. As of July 30, 2021, these criteria were met.

Other Borrowings — In connection with the Company’s international financing operations, the Company enters into revolving structured financing debt programs related to its fixed-term lease and loan products sold in Canada, Europe, Australia, and New Zealand. The Canadian facility, which is collateralized solely by Canadian loan and lease payments and associated equipment, had a total debt capacity of $362 million as of July 30, 2021, and is effective through January 16, 2025. The European facility, which is collateralized solely by European loan and lease payments and associated equipment, had a total debt capacity of $713 million as of July 30, 2021, and is effective through December 14, 2023. The Australia and New Zealand facility, which is collateralized solely by Australia and New Zealand loan and lease payments and associated equipment, had a total debt capacity of $333 million as of July 30, 2021, and is effective through April 20, 2023.

Note Payable — On August 7, 2020, the Company entered into two new unsecured credit agreements to fund receivables in Mexico. As of July 30, 2021, the aggregate principal amount of the notes payable was $250 million. The notes bear interest at an annual rate of 3.37% and will mature on June 1, 2022.

Dell Bank Senior Unsecured Eurobonds — On October 17, 2019, Dell Bank International D.A.C., a wholly-owned subsidiary of Dell Technologies Inc., issued 500 million Euro of 0.625% senior unsecured three year eurobonds due October 2022. On June 24, 2020, Dell Bank International D.A.C. issued an additional 500 million Euro of 1.625% senior unsecured four year eurobonds due June 2024. The issuances of the senior unsecured eurobonds support the expansion of the financing operations in Europe.

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

The following table presents financing receivables and equipment under operating leases, net held by the consolidated VIEs as of the dates indicated:

	July 30, 2021	January 29, 2021
	(in millions)
Assets held by consolidated VIEs
Other current assets	$770	$838
Financing receivables, net of allowance
Short-term	$3,457	$3,534
Long-term	$3,229	$3,314
Property, plant, and equipment, net	$838	$792
Liabilities held by consolidated VIEs
Debt, net of unamortized debt issuance costs
Short-term	$4,472	$4,208
Long-term	$2,398	$2,841

Loan and lease payments and associated equipment transferred via securitization through SPEs were $1.3 billion and $1.2 billion for the three months ended July 30, 2021 and July 31, 2020, respectively, and $2.7 billion and $3.0 billion for the six months ended July 30, 2021 and July 31, 2020, respectively.

Customer Receivables Sales

To manage certain concentrations of customer credit exposure, the Company may sell selected fixed-term customer receivables to unrelated third parties on a periodic basis, without recourse. The amount of customer receivables sold for this purpose was $101 million and $228 million for the six months ended July 30, 2021 and July 31, 2020, respectively. The Company’s continuing involvement in such customer receivables is primarily limited to servicing arrangements. The transactions are accounted for as sales and, accordingly, the customer receivables are derecognized from the Condensed Consolidated Statements of Financial Position at the time of sale.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 4 — LEASES

The Company enters into leasing transactions in which the Company is the lessee. These lease contracts are typically classified as operating leases. The Company’s lease contracts are generally for office buildings used to conduct its business, and the determination of whether such contracts contain leases generally does not require significant estimates or judgments. The Company also leases certain global logistics warehouses, employee vehicles, and equipment. As of July 30, 2021, the remaining terms of the Company’s leases range from less than one month to approximately 25 years.

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

Financial information associated with the Company’s leases in which the Company is the lessee is contained in this Note. As of both July 30, 2021 and January 29, 2021, there were no material finance leases for which the Company was a lessee.

The following table presents components of lease costs included in the Condensed Consolidated Statements of Income for the periods indicated:

	Three Months Ended		Six Months Ended
	July 30, 2021	July 31, 2020	July 30, 2021	July 31, 2020
	(in millions)
Operating lease costs	$133	$124	$275	$255
Variable costs	29	32	62	76
Total lease costs	$162	$156	$337	$331

During both the six months ended July 30, 2021 and July 31, 2020, sublease income, finance lease costs, and short-term lease costs were immaterial.

The following table presents supplemental information related to operating leases included in the Condensed Consolidated Statements of Financial Position as of the dates indicated:

	Classification	July 30, 2021	January 29, 2021
		(in millions, except for term and discount rate)
Operating lease right of use assets	Other non-current assets	$2,044	$2,117

Current operating lease liabilities	Accrued and other current liabilities	$443	$436
Non-current operating lease liabilities	Other non-current liabilities	1,746	1,787
Total operating lease liabilities		$2,189	$2,223

Weighted-average remaining lease term (in years)		8.70	8.85
Weighted-average discount rate		3.34%	3.47%

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents supplemental cash flow information related to leases for the periods indicated:

	Six Months Ended
	July 30, 2021	July 31, 2020
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities — operating cash outflows from operating leases	$257	$255

ROU assets obtained in exchange for new operating lease liabilities	$203	$255

The following table presents the future maturities of the Company’s operating lease liabilities under non-cancelable leases and reconciles the undiscounted cash flows for these leases to the lease liability recognized on the Condensed Consolidated Statements of Financial Position as of the date indicated:

July 30, 2021
(in millions)
Fiscal 2022 (remaining six months)	$235
Fiscal 2023	470
Fiscal 2024	362
Fiscal 2025	274
Fiscal 2026	227
Thereafter	1,022
Total lease payments	2,590
Less: Imputed interest	(401)
Total	$2,189
Current operating lease liabilities	$443
Non-current operating lease liabilities	$1,746

Future lease commitments after Fiscal 2026 include the ground lease on VMware, Inc.’s Palo Alto, California headquarters facilities, which expires in Fiscal 2047.

As of July 30, 2021, the Company has additional operating leases that have not yet commenced of $71 million. These operating leases will commence during Fiscal 2022 with lease terms of one year to 10 years.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 5 — DEBT
The following table presents the Company’s outstanding debt as of the dates indicated:

	July 30, 2021	January 29, 2021
	(in millions)
Secured Debt
Senior Secured Credit Facilities:
2.00% Term Loan B-2 Facility due September 2025	$3,127	$3,143
1.86% Term Loan A-6 Facility due March 2024	3,134	3,134
First Lien Notes:
5.45% due June 2023	3,750	3,750
4.00% due July 2024	1,000	1,000
5.85% due July 2025	1,000	1,000
6.02% due June 2026	4,500	4,500
4.90% due October 2026	1,750	1,750
6.10% due July 2027	500	500
5.30% due October 2029	1,750	1,750
6.20% due July 2030	750	750
8.10% due July 2036	1,500	1,500
8.35% due July 2046	2,000	2,000
Unsecured Debt
Unsecured Notes and Debentures:
4.625% due April 2021	—	400
7.10% due April 2028	300	300
6.50% due April 2038	388	388
5.40% due September 2040	264	264
Senior Notes:
5.875% due June 2021	—	1,075
7.125% due June 2024	1,625	1,625
EMC Notes:
3.375% due June 2023	1,000	1,000
Debt of Public Subsidiary
VMware Notes:
2.95% due August 2022	1,500	1,500
4.50% due May 2025	750	750
4.65% due May 2027	500	500
3.90% due August 2027	1,250	1,250
4.70% due May 2030	750	750
DFS Debt (Note 3)	9,557	9,666
Other
2.44% Margin Loan Facility due April 2022	1,000	4,000
Other	392	235
Total debt, principal amount	$44,037	$48,480

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	July 30, 2021	January 29, 2021
	(in millions)
Total debt, principal amount	$44,037	$48,480
Unamortized discount, net of unamortized premium	(174)	(194)
Debt issuance costs	(269)	(302)
Total debt, carrying value	$43,594	$47,984
Total short-term debt, carrying value	$6,427	$6,362
Total long-term debt, carrying value	$37,167	$41,622

During the six months ended July 30, 2021, the net decrease in the Company’s debt balance was primarily due to:
•repayment of $3.0 billion principal amount of the Margin Loan Facility due April 2022;
•repayment of $1,075 million principal amount of the 5.875% Senior Notes due June 2021; and
•repayment of $400 million principal amount of the 4.625% Unsecured Notes due April 2021.

Secured Debt

Senior Secured Credit Facilities — The Company has entered into a credit agreement that provides for senior secured credit facilities (the “Senior Secured Credit Facilities”) comprising (a) term loan facilities and (b) a senior secured Revolving Credit Facility, which provides for a borrowing capacity of up to $4.5 billion for general corporate purposes, including capacity for up to $0.5 billion of letters of credit and for borrowings of up to $0.4 billion under swing-line loans. The Revolving Credit Facility expires December 20, 2023.

As of July 30, 2021, available borrowings under the Revolving Credit Facility totaled $4.5 billion. The Senior Secured Credit Facilities provide that the borrowers have the right at any time, subject to customary conditions, to request incremental term loans or incremental revolving commitments.

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

First Lien Notes — Dell International L.L.C. and EMC Corporation (collectively, the “Issuers”), both of which are wholly-owned subsidiaries of Dell Technologies Inc., completed offerings of multiple series of senior secured notes (collectively, the “First Lien Notes”) pursuant to Rule 144A and Regulation S. Various series of the First Lien Notes were issued on June 1, 2016, March 20, 2019, and April 9, 2020 in aggregate principal amounts of $20.0 billion, $4.5 billion, and $2.25 billion, respectively. Interest on the First Lien Notes is payable semiannually. The First Lien Notes are secured on an equal and ratable basis with the Senior Secured Credit Facilities by substantially all of the tangible and intangible assets of the issuers and guarantors that secure obligations under the Senior Secured Credit Facilities, including pledges of all capital stock of the issuers, Dell, and certain wholly-owned material subsidiaries of the issuers and the guarantors, subject to certain exceptions.

In June 2021, Dell International L.L.C and EMC Corporation completed the previously announced offers to exchange any and all outstanding First Lien Notes for registered first lien notes having terms substantially identical to the terms of the First Lien Notes. The Issuers issued an aggregate $18.4 billion principal amount of registered first lien notes in exchange for the same principal amount of First Lien Notes. As of July 30, 2021, the aggregate principal amount of unregistered First Lien Notes remaining outstanding following the settlement of the exchange offers was approximately $0.1 billion. Following the exchange offer, such registered first lien notes, together with the remaining unregistered First Lien Notes, are collectively referred to as “First Lien Notes” in these Notes to the Condensed Consolidated Financial Statements.

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

EMC Notes — On September 7, 2016, as result of the merger with EMC, Dell acquired multiple outstanding Notes (collectively, the “EMC Notes”), of which $1.0 billion aggregate principal amount of its 3.375% Note remains. Interest on the outstanding borrowing is payable semiannually.

VMware Notes — VMware, Inc. completed public offerings of unsecured senior notes in the aggregate amounts of $4.0 billion and $2.0 billion on August 21, 2017 and April 7, 2020, respectively (the “VMware Notes”). None of the net proceeds of such borrowings will be made available to support the operations or satisfy any corporate purposes of Dell Technologies, other than the operations and corporate purposes of VMware, Inc. and VMware, Inc.’s subsidiaries. Interest on outstanding borrowings is payable semiannually. Subsequent to July 30, 2021, VMware, Inc. issued five series of unsecured senior notes (the “2021 VMware Notes”) in the aggregate principal amount of $6.0 billion pursuant to a public offering. See Note 18 of the Notes to the Condensed Consolidated Financial Statements for more information about issuance of the 2021 VMware Notes.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

VMware Revolving Credit Facility — On September 12, 2017, VMware, Inc. entered into an unsecured credit agreement, establishing a revolving credit facility (the “VMware Revolving Credit Facility”) with a syndicate of lenders that provides the company with a borrowing capacity of up to $1.0 billion for VMware, Inc. general corporate purposes. Commitments under the VMware Revolving Credit Facility are available for a period of five years, expiring September 12, 2022 and may be extended, subject to the satisfaction of certain conditions, by up to two one year periods. The credit agreement contains certain representations, warranties, and covenants. Commitment fees, interest rates, and other terms of borrowing under the VMware Revolving Credit Facility may vary based on VMware, Inc.’s external credit ratings. None of the net proceeds of such borrowings will be made available to support the operations or satisfy any corporate purposes of Dell Technologies, other than the operations and corporate purposes of VMware, Inc. and VMware, Inc.’s subsidiaries. As of July 30, 2021, there were no outstanding borrowings under the VMware Revolving Credit Facility.

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

Loans under the Margin Loan Facility bear interest at a rate per annum payable, at the borrower’s option, either at (a) a base rate plus 1.25% per annum or (b) a LIBOR-based rate plus 2.25% per annum. Interest under the Margin Loan Facility is payable quarterly. The Margin Loan Facility will mature in April 2022. The borrower may voluntarily repay outstanding loans under the Margin Loan Facility at any time without premium or penalty, other than customary “breakage” costs, subject to certain minimum threshold amounts for prepayment. During the three months ended July 30, 2021, the Company repaid $3.0 billion principal amount of the Margin Loan Facility. Subsequent to July 30, 2021, the Company repaid the remaining $1.0 billion principal amount of the Margin Loan Facility. See Note 18 of the Notes to the Condensed Consolidated Financial Statements for more information about the Margin Loan Facility principal repayment, subsequent to July 30, 2021.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Aggregate Future Maturities

The following table presents the aggregate future maturities of the Company’s debt as of July 30, 2021 for the periods indicated:

	Maturities by Fiscal Year
	2022 (remaining six months)	2023	2024	2025	2026	Thereafter	Total
	(in millions)
Senior Secured Credit Facilities and First Lien Notes	$16	$213	$6,007	$1,758	$4,017	$12,750	$24,761
Unsecured Notes and Debentures	—	—	—	—	—	952	952
Senior Notes and EMC Notes	—	—	1,000	1,625	—	—	2,625
VMware Notes	—	1,500	—	—	750	2,500	4,750
DFS Debt	2,752	4,463	1,454	851	37	—	9,557
Margin Loan Facility	—	1,000	—	—	—	—	1,000
Other	27	33	190	94	24	24	392
Total maturities, principal amount	2,795	7,209	8,651	4,328	4,828	16,226	44,037
Associated carrying value adjustments	(3)	(5)	(27)	(65)	(45)	(298)	(443)
Total maturities, carrying value amount	$2,792	$7,204	$8,624	$4,263	$4,783	$15,928	$43,594

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

As of July 30, 2021, the Company had certain consolidated subsidiaries that were designated as unrestricted subsidiaries for all purposes of the applicable credit agreements and the indentures governing the First Lien Notes and the Senior Notes. Substantially all of the net assets of the Company’s consolidated subsidiaries were restricted, with the exception of the Company’s unrestricted subsidiaries, primarily VMware, Inc., Secureworks, and their respective subsidiaries, as of July 30, 2021.

The Senior Secured Credit Facilities and the Revolving Credit Facility are subject to a first lien leverage ratio covenant that is tested at the end of each fiscal quarter of Dell with respect to Dell’s preceding four fiscal quarters. The Company was in compliance with all financial covenants as of July 30, 2021.

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

During the three and six months ended July 30, 2021 and July 31, 2020, the Company did not discontinue any cash flow hedges related to foreign exchange contracts that had a material impact on the Company’s results of operations due to the probability that the forecasted cash flows would not occur.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Derivative Instruments

Notional Amounts of Outstanding Derivative Instruments

	July 30, 2021	January 29, 2021
	(in millions)
Foreign exchange contracts:
Designated as cash flow hedging instruments	$7,933	$6,840
Non-designated as hedging instruments	9,818	9,890
Total	$17,751	$16,730
Interest rate contracts:
Non-designated as hedging instruments	$6,115	$5,859

Effect of Derivative Instruments Designated as Hedging Instruments on the Condensed Consolidated Statements of Financial Position and the Condensed Consolidated Statements of Income

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in Accumulated OCI, Net of Tax, on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income
	(in millions)		(in millions)
For the three months ended July 30, 2021
		Total net revenue	$(6)
Foreign exchange contracts	$65	Total cost of net revenue	(7)
Interest rate contracts	—	Interest and other, net	—
Total	$65		$(13)

For the three months ended July 31, 2020
		Total net revenue	$9
Foreign exchange contracts	$(257)	Total cost of net revenue	(1)
Interest rate contracts	—	Interest and other, net	—
Total	$(257)		$8

For the six months ended July 30, 2021
		Total net revenue	$(35)
Foreign exchange contracts	$64	Total cost of net revenue	(5)
Interest rate contracts	—	Interest and other, net	—
Total	$64		$(40)

For the six months ended July 31, 2020
		Total net revenue	$105
Foreign exchange contracts	$(90)	Total cost of net revenue	3
Interest rate contracts	—	Interest and other, net	—
Total	$(90)		$108

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Effect of Derivative Instruments Not Designated as Hedging Instruments on the Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	July 30, 2021	July 31, 2020	July 30, 2021	July 31, 2020	Location of Gain (Loss) Recognized
	(in millions)
Gain (Loss) Recognized:
Foreign exchange contracts	$(133)	$162	$(157)	$214	Interest and other, net
Interest rate contracts	(4)	(5)	(3)	(44)	Interest and other, net
Total	$(137)	$157	$(160)	$170

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Fair Value of Derivative Instruments in the Condensed Consolidated Statements of Financial Position

The Company presents its foreign exchange derivative instruments on a net basis in the Condensed Consolidated Statements of Financial Position due to the right of offset by its counterparties under master netting arrangements. The following tables present the fair value of those derivative instruments presented on a gross basis as of the dates indicated:

	July 30, 2021
	Other Current Assets	Other Non- Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value
	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange contracts in an asset position	$76	$—	$49	$—	$125
Foreign exchange contracts in a liability position	(12)	—	(8)	—	(20)
Net asset (liability)	64	—	41	—	105
Derivatives not designated as hedging instruments:
Foreign exchange contracts in an asset position	81	1	75	—	157
Foreign exchange contracts in a liability position	(77)	—	(207)	(8)	(292)
Interest rate contracts in an asset position	—	6	—	—	6
Interest rate contracts in a liability position	—	—	—	(32)	(32)
Net asset (liability)	4	7	(132)	(40)	(161)
Total derivatives at fair value	$68	$7	$(91)	$(40)	$(56)

	January 29, 2021
	Other Current Assets	Other Non- Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value
	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange contracts in an asset position	$28	$—	$18	$—	$46
Foreign exchange contracts in a liability position	(10)	—	(15)	—	(25)
Net asset (liability)	18	—	3	—	21
Derivatives not designated as hedging instruments:
Foreign exchange contracts in an asset position	184	—	58	—	242
Foreign exchange contracts in a liability position	(108)	—	(159)	(4)	(271)
Interest rate contracts in an asset position	—	10	—	—	10
Interest rate contracts in a liability position	—	—	—	(31)	(31)
Net asset (liability)	76	10	(101)	(35)	(50)
Total derivatives at fair value	$94	$10	$(98)	$(35)	$(29)

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following tables present the gross amounts of the Company’s derivative instruments, amounts offset due to master netting agreements with the Company’s counterparties, and the net amounts recognized in the Condensed Consolidated Statements of Financial Position as of the dates indicated:

	July 30, 2021
	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ (Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount of Assets/ (Liabilities) Recognized in the Statement of Financial Position
				Financial Instruments	Cash Collateral Received or Pledged
	(in millions)
Derivative instruments:
Financial assets	$288	$(213)	$75	$—	$—	$75
Financial liabilities	(344)	213	(131)	—	19	(112)
Total derivative instruments	$(56)	$—	$(56)	$—	$19	$(37)

	January 29, 2021
	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ (Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount of Assets/ (Liabilities) Recognized in the Statement of Financial Position
				Financial Instruments	Cash Collateral Received or Pledged
	(in millions)
Derivative instruments:
Financial assets	$298	$(194)	$104	$—	$—	$104
Financial liabilities	(327)	194	(133)	—	2	(131)
Total derivative instruments	$(29)	$—	$(29)	$—	$2	$(27)

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Infrastructure Solutions Group, Client Solutions Group, and VMware reporting units are consistent with the reportable segments identified in Note 16 of the Notes to the Condensed Consolidated Financial Statements. Other businesses consists of Secureworks, Virtustream, and Boomi, which each represent separate reporting units.

The following table presents goodwill allocated to the Company’s reportable segments and changes in the carrying amount of goodwill as of the dates indicated:

	Infrastructure Solutions Group	Client Solutions Group	VMware	Other Businesses	Total
	(in millions)
Balance as of January 29, 2021	$15,324	$4,237	$20,802	$466	$40,829
Goodwill acquired	—	—	(1)	—	(1)
Impact of foreign currency translation	(48)	—	—	—	(48)
Reclassification to assets held for sale (a)	—	—	—	(39)	(39)
Balance as of July 30, 2021	$15,276	$4,237	$20,801	$427	$40,741
____________________
(a)    During the three months ended July 30, 2021, Boomi’s goodwill was reclassified to current assets held for sale on the Condensed Consolidated Statements of Financial Position due to the Company’s entry into a definitive agreement to sell Boomi. See Note 1 of the Notes to the Condensed Consolidated Financial Statements for additional information about the pending sale of Boomi.

Goodwill and indefinite-lived intangible assets are tested for impairment annually during the third fiscal quarter and whenever events or circumstances may indicate that an impairment has occurred. No impairment test has been performed since the Company’s annual impairment review in the third quarter of Fiscal 2021.

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

Based on the results of the annual goodwill impairment test performed during the fiscal year ended January 29, 2021, the fair values of each of the goodwill reporting units exceeded their carrying values.

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

Intangible Assets

The following table presents the Company’s intangible assets as of the dates indicated:

	July 30, 2021			January 29, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in millions)
Customer relationships	$22,386	$(16,270)	$6,116	$22,394	$(15,448)	$6,946
Developed technology	15,479	(12,668)	2,811	15,488	(12,136)	3,352
Trade names	1,287	(955)	332	1,285	(909)	376
Definite-lived intangible assets	39,152	(29,893)	9,259	39,167	(28,493)	10,674
Indefinite-lived trade names	3,755	—	3,755	3,755	—	3,755
Total intangible assets	$42,907	$(29,893)	$13,014	$42,922	$(28,493)	$14,429

Amortization expense related to definite-lived intangible assets was approximately $0.7 billion and $0.8 billion for the three months ended July 30, 2021 and July 31, 2020, respectively, and $1.4 billion and $1.7 billion for the six months ended July 30, 2021 and July 31, 2020, respectively. There were no material impairment charges related to intangible assets during the three and six months ended July 30, 2021 or July 31, 2020.

During the three months ended May 1, 2020, the Company recognized proceeds and a gain of $120 million from the sale of certain internally developed intellectual property assets.

The following table presents the estimated future annual pre-tax amortization expense of definite-lived intangible assets as of the date indicated:

July 30, 2021
(in millions)
Fiscal 2022 (remaining six months)	$1,284
Fiscal 2023	1,826
Fiscal 2024	1,458
Fiscal 2025	1,107
Fiscal 2026	858
Thereafter	2,726
Total	$9,259

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

The following table presents the changes in the Company’s deferred revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	July 30, 2021	July 31, 2020	July 30, 2021	July 31, 2020
	(in millions)
Deferred revenue:
Deferred revenue at beginning of period	$31,376	$27,617	$30,801	$27,800
Revenue deferrals	6,674	6,550	13,154	12,095
Revenue recognized	(6,052)	(5,376)	(11,957)	(10,843)
Other (a)	(155)	—	(155)	(261)
Deferred revenue at end of period	$31,843	$28,791	$31,843	$28,791
Short-term deferred revenue	$17,003	$15,341	$17,003	$15,341
Long-term deferred revenue	$14,840	$13,450	$14,840	$13,450
____________________
(a) For the three and six months ended July 30, 2021, Other represents the reclassification of Boomi deferred revenue to liabilities held for sale. For the six months ended July 31, 2020, Other represents the reclassification of RSA Security deferred revenue to liabilities held for sale. See Note 1 of the Notes to the Condensed Consolidated Financial Statements for more information about the divestitures of Boomi and of RSA Security.

Remaining Performance Obligations — Remaining performance obligations represent the aggregate amount of the transaction price allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include deferred revenue plus unbilled amounts not yet recorded in deferred revenue. The value of the transaction price allocated to remaining performance obligations as of July 30, 2021 was approximately $46 billion. The Company expects to recognize approximately 61% of remaining performance obligations as revenue in the next twelve months, and the remainder thereafter.

The aggregate amount of the transaction price allocated to remaining performance obligations does not include amounts owed under cancellable contracts where there is no substantive termination penalty. The Company applied the practical expedient to exclude the value of remaining performance obligations for contracts for which revenue is recognized in the amount to which the Company has the right to invoice for services performed.

Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, periodic revalidation, adjustments for revenue that have not materialized, and adjustments for currency.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Purchase Obligations

The Company has contractual obligations to purchase goods or services, which specify significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. As of July 30, 2021, purchase obligations were $5.2 billion, $0.6 billion, and $0.9 billion for the remaining six month of Fiscal 2022, Fiscal 2023, and Fiscal 2024 and thereafter, respectively.

Legal Matters

The Company is involved in various claims, suits, assessments, investigations, and legal proceedings that arise from time to time in the ordinary course of its business, including those identified below, consisting of matters involving consumer, antitrust, tax, intellectual property, and other issues on a global basis.

The Company accrues a liability when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company reviews these accruals at least quarterly and adjusts them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel, and other relevant information. As additional information is obtained and the Company’s views on the probable outcomes of claims, suits, assessments, investigations, or legal proceedings change, the Company would record related impacts to accrued liabilities in the period in which a determination is made. For some matters, the incurrence of a liability is not probable or the amount cannot be reasonably estimated and therefore accruals have not been made.

The following is a discussion of the Company’s significant legal matters and other proceedings:

Class Actions Related to the Class V Transaction — Four purported stockholders brought putative class action complaints arising out of the Class V transaction described in Note 1 of the Notes to the Condensed Consolidated Financial Statements. The actions were captioned Hallandale Beach Police and Fire Retirement Plan v. Michael Dell et al. (Civil Action No. 2018-0816-JTL), Howard Karp v. Michael Dell et al. (Civil Action No. 2019-0032-JTL), Miramar Police Officers’ Retirement Plan v. Michael Dell et al. (Civil Action No. 2019-0049-JTL), and Steamfitters Local 449 Pension Plan v. Michael Dell et al. (Civil Action No. 2019-0115-JTL). The four actions were consolidated in the Delaware Chancery Court into In Re Dell Class V Litigation (Consol. C.A. No. 2018-0816-JTL), which names as defendants the Company’s board of directors, Goldman Sachs & Co. LLC, and certain stockholders of the Company, including Michael S. Dell. The plaintiffs generally allege that the defendants breached their fiduciary duties to the former holders of Class V Common Stock in connection with the Class V transaction by allegedly causing the Company to enter into a transaction that favored the interests of the controlling stockholders at the expense of such former stockholders. The plaintiffs seek, among other remedies, a judicial declaration that the defendants breached their fiduciary duties and an award of damages, fees, and costs. The plaintiffs filed an amended complaint in August 2019 making substantially similar allegations to those described above. The defendants filed a motion to dismiss the action in September 2019. The court denied the motion in June 2020 and the case is currently in the discovery phase. Trial is currently scheduled to begin on December 5, 2022.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

On October 22, 2019, VMware, Inc. filed a separate lawsuit against Cirba in the United States District Court for the Eastern District of Virginia alleging infringement of four additional VMware, Inc. patents (The “Second Action”). The Virginia court transferred the Second Action to the Delaware Court on February 25, 2020. On March 23, 2020, Cirba filed a counterclaim asserting one additional patent against VMware, Inc. The Delaware Court consolidated the First and Second Actions and ordered a consolidated trial on all of the parties’ patent infringement claims and counterclaims. On May 3, 2021, the Court denied Cirba’s motion to certify the Post-Trial Order to enable an interlocutory appeal to the United States Court of Appeals for the Federal Circuit. Also, on May 3, 2021, the Court granted Cirba’s motion for leave to assert an additional patent against VMware, Inc. Separately, VMware has filed challenges with the United States Patent and Trademark Office against each of the four patents that are subject of Cirba’s allegation. To date, of the four challenges, two ex parte reexams have been granted and one Inter Partes Review has been instituted. As of January 29, 2021, VMware, Inc. reassessed its estimated loss accrual for the First Action based on the Post-Trial Order and determined that a loss was no longer probable and reasonably estimable with respect to the consolidated First and Second Actions. Accordingly, the estimated loss accrual recognized during the fiscal year ended January 31, 2020 totaling $237 million was adjusted to $0 with the credit included in Selling, general, and administrative in the Consolidated Statements of Income (Loss) for the fiscal year ended January 29, 2021. VMware, Inc. has reported that it is unable at this time to assess whether, or to what extent, it may be found liable and, if found liable, the amount any damages that may be awarded. VMware, Inc. intends to vigorously defend itself in this matter.

Class Actions Related to VMware, Inc.’s Acquisition of Pivotal — Two purported stockholders brought putative class action complaints arising out of VMware, Inc.’s acquisition of Pivotal Software, Inc. on December 30, 2019 as described in Note 1 of the Notes to the Condensed Consolidated Financial Statements. The two actions were consolidated in the Delaware Chancery Court into In re: Pivotal Software, Inc. Stockholders Litigation (Civil Action No. 2020-0440-KSJM). The complaint names as defendants the Company, VMware, Inc., Michael S. Dell, and certain officers of Pivotal. The plaintiffs generally allege that the defendants breached their fiduciary duties to the former holders of Pivotal Class A common stock in connection with VMware, Inc.’s acquisition of Pivotal by allegedly causing Pivotal to enter into a transaction that favored the interests of Pivotal’s controlling stockholders at the expense of such former stockholders. The plaintiffs seek, among other remedies, a judicial declaration that the defendants breached their fiduciary duties and an award of damages, fees, and costs. Trial is currently scheduled to begin on July 6, 2022.

Other Litigation — Dell does not currently expect that any other proceedings or matters will have a material adverse effect on its business, financial condition, results of operations, or cash flows.

In accordance with the relevant accounting guidance, the Company provides disclosures of matters where it is at least reasonably possible that the Company could experience a material loss exceeding the amounts already accrued for these or other proceedings or matters. In addition, the Company also discloses matters based on its consideration of other matters and qualitative factors, including the experience of other companies in the industry, and investor, customer, and employee relations considerations. As of July 30, 2021, the Company does not believe there is a reasonable possibility that a material loss exceeding the amounts already accrued for these or other proceedings or matters has been incurred. However, since the ultimate resolution of any such proceedings and matters is inherently unpredictable, the Company’s business, financial condition, results of operations, or cash flows could be materially affected in any particular period by unfavorable outcomes in one or more of these proceedings or matters. Whether the outcome of any claim, suit, assessment, investigation, or legal proceeding, individually or collectively, could have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows will depend on a number of factors, including the nature, timing, and amount of any associated expenses, amounts paid in settlement, damages, or other remedies or consequences.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 10 — INCOME AND OTHER TAXES

For the three months ended July 30, 2021 and July 31, 2020, the Company’s effective income tax rate was 13.1% and -119.8%, respectively, on pre-tax income of $1.0 billion and $0.5 billion, respectively. For the six months ended July 30, 2021 and July 31, 2020, the Company’s effective income tax rate was 9.1% and -101.4%, respectively, on pre-tax income of $2.0 billion and $0.6 billion, respectively. The changes in the Company’s effective income tax rate are primarily driven by lower discrete tax benefits on higher pre-tax income and a change in the Company’s jurisdictional mix of income. For the six months ended July 30, 2021, the Company’s effective income tax rate includes discrete tax benefits of $131 million related to stock-based compensation. In comparison, for the six months ended July 31, 2020, the Company’s effective income tax rate includes discrete tax benefits of $746 million related to an audit settlement that was recorded in the second quarter within that period. The effective income tax rate for future quarters of Fiscal 2022 may be impacted by the actual mix of jurisdictions in which income is generated, as well as the impact of any discrete tax items.

The differences between the estimated effective income tax rates and the U.S. federal statutory rate of 21% principally result from the Company’s geographical distribution of income, differences between the book and tax treatment of certain items, and the discrete tax items discussed above. In certain jurisdictions, the Company’s tax rate is significantly less than the applicable statutory rate as a result of tax holidays. The majority of the Company’s foreign income that is subject to these tax holidays and lower tax rates is attributable to Singapore and China. A significant portion of these income tax benefits relate to a tax holiday that will be effective until January 31, 2029. The Company’s other tax holidays will expire in whole or in part during fiscal years 2022 through 2030. Many of these tax holidays and reduced tax rates may be extended when certain conditions are met or may be terminated early if certain conditions are not met. As of July 30, 2021, the Company was not aware of any matters of non-compliance related to these tax holidays.

The Internal Revenue Service is currently examining fiscal years 2015 through 2019. The Company is also currently under income tax audits in various state and foreign jurisdictions. The Company is undergoing negotiations, and in some cases contested proceedings, relating to tax matters with the taxing authorities in these jurisdictions. The Company believes that it has valid positions supporting its tax returns and that it has provided adequate reserves related to all matters contained in tax periods open to examination. Although the Company believes it has made adequate provisions for the uncertainties surrounding these audits, should the Company experience unfavorable outcomes, such outcomes could have a material impact on its results of operations, financial position, and cash flows. With respect to major U.S., state and foreign taxing jurisdictions, the Company is generally not subject to tax examinations for years prior to the fiscal year ended January 29, 2010.

Judgment is required in evaluating the Company’s uncertain tax positions and determining the Company’s provision for income taxes. The unrecognized tax benefits were $1.4 billion as of both July 30, 2021 and January 29, 2021, and are included in Other non-current liabilities in the Condensed Consolidated Statements of Financial Position. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

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

The following table presents changes in accumulated other comprehensive income (loss), net of tax, by the following components as of the dates indicated:

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Pension and Other Postretirement Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balances as of January 29, 2021	$(150)	$(86)	$(78)	$(314)
Other comprehensive income (loss) before reclassifications	(140)	64	1	(75)
Amounts reclassified from accumulated other comprehensive income (loss)	—	40	2	42
Total change for the period	(140)	104	3	(33)
Less: Change in comprehensive income (loss) attributable to non-controlling interests	—	—	—	—
Balances as of July 30, 2021	$(290)	$18	$(75)	$(347)

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents reclassifications out of accumulated other comprehensive income (loss), net of tax, to net income for the periods indicated:

	Three Months Ended
	July 30, 2021			July 31, 2020
	Cash Flow Hedges	Pensions	Total	Cash Flow Hedges	Pensions	Total
	(in millions)
Total reclassifications, net of tax:
Net revenue	$(6)	$—	$(6)	$9	$—	$9
Cost of net revenue	(7)	—	(7)	(1)	—	(1)
Operating expenses	—	(2)	(2)	—	(2)	(2)
Total reclassifications, net of tax	$(13)	$(2)	$(15)	$8	$(2)	$6

	Six Months Ended
	July 30, 2021			July 31, 2020
	Cash Flow Hedges	Pensions	Total	Cash Flow Hedges	Pensions	Total
	(in millions)
Total reclassifications, net of tax:
Net revenue	$(35)	$—	$(35)	$105	$—	$105
Cost of net revenue	(5)	—	(5)	3	—	3
Operating expenses	—	(2)	(2)	—	(4)	(4)
Total reclassifications, net of tax	$(40)	$(2)	$(42)	$108	$(4)	$104

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 12 — NON-CONTROLLING INTERESTS

VMware, Inc. — The non-controlling interests’ share of equity in VMware, Inc. is reflected as a component of the non-controlling interests in the Condensed Consolidated Statements of Financial Position and was $5 billion as of both July 30, 2021 and January 29, 2021. As of both July 30, 2021 and January 29, 2021, the Company held approximately 80.6% of the outstanding equity interest in VMware, Inc.

Secureworks — The non-controlling interests’ share of equity in Secureworks is reflected as a component of the non-controlling interests in the Condensed Consolidated Statements of Financial Position and was $105 million and $96 million as of July 30, 2021 and January 29, 2021, respectively. As of July 30, 2021 and January 29, 2021, the Company held approximately 84.1% and 85.7%, respectively, of the outstanding equity interest in Secureworks, excluding restricted stock awards (“RSAs”) and 83.2% and 84.9%, respectively, including RSAs.

The following table presents the effect of changes in the Company’s ownership interest in VMware, Inc. and Secureworks on the Company’s equity for the period indicated:

Six Months Ended
July 30, 2021
(in millions)
Net income attributable to Dell Technologies Inc.	$1,718
Transfers (to)/from the non-controlling interests:
Increase in Dell Technologies Inc. additional paid-in-capital for equity issuances and other equity activity	497
Decrease in Dell Technologies Inc. additional paid-in-capital for equity issuances and other equity activity	(701)
Net transfers to non-controlling interests	(204)
Change from net income attributable to Dell Technologies Inc. and transfers to the non-controlling interests	$1,514

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 13 — CAPITALIZATION

The following table presents the Company’s authorized, issued, and outstanding common stock as of the dates indicated:

	Authorized	Issued	Outstanding
	(in millions)
Common stock as of July 30, 2021
Class A	600	379	379
Class B	200	95	95
Class C	7,900	299	291
Class D	100	—	—
Class V	343	—	—
	9,143	773	765

Common stock as of January 29, 2021
Class A	600	385	385
Class B	200	102	102
Class C	7,900	274	266
Class D	100	—	—
Class V	343	—	—
	9,143	761	753

Under the Company’s certificate of incorporation as amended and restated upon the completion of the Class V transaction described in Note 1 of the Notes to the Condensed Consolidated Financial Statements, the Company is prohibited from issuing any of the authorized shares of Class V Common Stock.

Preferred Stock

The Company is authorized to issue one million shares of preferred stock, par value $0.01 per share. As of July 30, 2021 and January 29, 2021, no shares of preferred stock were issued or outstanding.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Conversion Rights — Under the Company’s certificate of incorporation, at any time and from time to time, any holder of Class A Common Stock or Class B Common Stock has the right to convert all or any of the shares of Class A Common Stock or Class B Common Stock, as applicable, held by such holder into shares of Class C Common Stock on a one-to-one basis.  During the six months ended July 30, 2021, the Company issued 5,549,209 shares of Class C Common Stock to stockholders upon the conversion of the same number of shares of Class A Common Stock into Class C Common Stock in accordance with the Company’s certificate of incorporation. During the six months ended July 30, 2021, the Company issued 6,334,990 shares of Class C Common Stock to stockholders upon their conversion of the same number of shares of Class B Common Stock into Class C Common Stock in accordance with the Company’s certificate of incorporation.

Repurchases of Common Stock

Dell Technologies Common Stock Repurchases by Dell Technologies

On February 24, 2020, the Company’s board of directors approved a stock repurchase program under which the Company is authorized to repurchase up to $1.0 billion of shares of the Class C Common Stock over a 24-month period expiring on February 28, 2022, of which approximately $760 million remained available as of July 30, 2021. During the six months ended July 31, 2020, the Company repurchased approximately 6 million shares of Class C Common Stock for approximately $240 million and subsequently suspended activity under its stock repurchase program.

To the extent not retired, shares repurchased under the repurchase program are placed in the Company’s treasury.

VMware, Inc. Class A Common Stock Repurchases by VMware, Inc.

On May 29, 2019, VMware, Inc.’s board of directors authorized the repurchase of up to $1.5 billion of VMware, Inc.’s Class A common stock through January 29, 2021. On July 15, 2020, VMware, Inc.’s board of directors extended authorization of VMware, Inc.’s existing repurchase program and authorized the repurchase of up to an additional $1.0 billion of VMware, Inc.’s Class A common stock through January 28, 2022. As of July 30, 2021, the cumulative authorized amount remaining for stock repurchases was $326 million.

During the six months ended July 30, 2021, VMware, Inc. repurchased 4.7 million shares of its Class A common stock in the open market for approximately $729 million. During the six months ended July 31, 2020, VMware, Inc. repurchased approximately 2.5 million shares of its Class A common stock in the open market for approximately $311 million.

All shares repurchased under VMware, Inc.’s stock repurchase programs are retired.

The above VMware, Inc. Class A common stock repurchases for the six months ended July 30, 2021 and July 31, 2020 exclude shares repurchased to settle employee tax withholding related to the vesting of VMware, Inc. stock awards of $243 million and $275 million, respectively.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 14 — EARNINGS PER SHARE

Basic earnings per share is based on the weighted-average effect of all common shares issued and outstanding and is calculated by dividing net income by the weighted-average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares used in the basic earnings per share calculation, adjusted for incremental dilution from non-controlling interests, plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive instruments. The Company excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is antidilutive.

For purposes of calculating earnings per share, the Company uses the two-class method. As all classes of Dell Technologies Common Stock share the same rights in dividends, basic and diluted earnings per share are the same for each class of Dell Technologies Common Stock.

The following table presents the basic and diluted earnings per share for Dell Technologies Common Stock for the periods indicated:

	Three Months Ended		Six Months Ended
	July 30, 2021	July 31, 2020	July 30, 2021	July 31, 2020
Earnings per share attributable to Dell Technologies Inc.
Dell Technologies Common Stock — Basic	$1.09	$1.41	$2.26	$1.61
Dell Technologies Common Stock — Diluted	$1.05	$1.37	$2.18	$1.56

The following table presents the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Six Months Ended
	July 30, 2021	July 31, 2020	July 30, 2021	July 31, 2020
	(in millions)
Numerator: Dell Technologies Common Stock
Net income attributable to Dell Technologies — basic	$831	$1,048	$1,718	$1,191
Incremental dilution from VMware, Inc. attributable to Dell Technologies (a)	(3)	(3)	(5)	(5)
Net income attributable to Dell Technologies — diluted	$828	$1,045	$1,713	$1,186

Denominator: Dell Technologies Common Stock weighted-average shares outstanding
Weighted-average shares outstanding — basic	763	741	760	740
Dilutive effect of options, restricted stock units, restricted stock, and other	23	20	24	18
Weighted-average shares outstanding — diluted	786	761	784	758
Weighted-average shares outstanding — antidilutive	—	6	—	6
____________________
(a)The incremental dilution from VMware, Inc. attributable to Dell Technologies represents the impact of VMware, Inc.’s dilutive securities on diluted earnings per share of Dell Technologies Common Stock, and is calculated by multiplying the difference between VMware, Inc.’s basic and diluted earnings per share by the number of shares of VMware, Inc. common stock held by the Company. For both periods presented, there was no incremental dilution from Secureworks due to its net loss position.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 15 — REDEEMABLE SHARES

Through June 27, 2021, awards under the Company’s stock incentive plans included certain rights that allowed the holder to exercise a put feature for the underlying Class A or Class C Common Stock after a six month holding period following the issuance of such common stock. The put feature required the Company to purchase the stock at its fair market value. Accordingly, these awards and such common stock were subject to reclassification from equity to temporary equity. The put feature expired on June 27, 2021, and as a result there were no issued and outstanding awards that were reclassified as temporary equity as of July 30, 2021.

As of the fiscal year ended January 29, 2021, the Company determined the award amounts to be classified as temporary equity as follows:

•For stock options to purchase Class C Common Stock subject to service requirements, the intrinsic value of the option was multiplied by the portion of the option for which services had been rendered. Upon exercise of the option, the amount in temporary equity represented the fair value of the Class C Common Stock.

•For stock appreciation rights, restricted stock units, or restricted stock awards, any of which stock award types are subject to service requirements, the fair value of the share is multiplied by the portion of the share for which services have been rendered.

•For share-based arrangements that were subject to the occurrence of a contingent event, those amounts were reclassified to temporary equity based on a probability assessment performed by the Company on a periodic basis. Contingent events included the achievement of performance-based metrics.

The following table presents the amount of redeemable shares classified as temporary equity and summarizes the award type as of the fiscal year ended January 29, 2021:

January 29, 2021
(in millions)
Redeemable shares classified as temporary equity	$472

Issued and outstanding unrestricted common shares	2
Outstanding stock options	6

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 16 — SEGMENT INFORMATION

The Company has three reportable segments that are based on the following business units: Infrastructure Solutions Group (“ISG”); Client Solutions Group (“CSG”); and VMware.

ISG enables the digital transformation of the Company’s customers through its trusted multi-cloud and big data solutions, which are built upon a modern data center infrastructure. The ISG comprehensive portfolio of advanced storage solutions includes traditional as well as next-generation storage solutions (such as all-flash arrays, scale-out file, object platforms, and software-defined solutions), while the Company’s server portfolio includes high-performance rack, blade, tower, and hyperscale servers. The ISG networking portfolio helps business customers transform and modernize their infrastructure, mobilize and enrich end-user experiences, and accelerate business applications and processes. ISG also offers attached software, peripherals, and services, including support and deployment, configuration, and extended warranty services.

CSG includes sales to commercial and consumer customers of branded hardware (such as desktops, workstations, and notebooks) and branded peripherals (such as displays and projectors), as well as services and third-party software and peripherals. CSG also offers attached software, peripherals, and services, including support and deployment, configuration, and extended warranty services.

VMware works with customers in the areas of hybrid and multi-cloud, virtual cloud networking, digital workspaces, modern applications, and intrinsic security, helping customers manage their IT resources across private clouds and complex multi-cloud, multi-device environments. VMware enables its customers to digitally transform their operations as they ready their applications, infrastructure, and employees for constantly evolving business needs.

The reportable segments disclosed herein are based on information reviewed by the Company’s management to evaluate the business segment results. The Company’s measure of segment revenue and segment operating income for management reporting purposes excludes the impact of Other businesses, unallocated corporate transactions, the impact of purchase accounting, amortization of intangible assets, transaction-related expenses, stock-based compensation expense, and other corporate expenses, as applicable. The Company does not allocate assets to its reportable segments for internal reporting purposes.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents a reconciliation of net revenue by the Company’s reportable segments to the Company’s consolidated net revenue as well as a reconciliation of consolidated segment operating income to the Company’s consolidated operating income for the periods indicated:

	Three Months Ended		Six Months Ended
	July 30, 2021	July 31, 2020	July 30, 2021	July 31, 2020
	(in millions)
Consolidated net revenue:
Infrastructure Solutions Group	$8,432	$8,207	$16,343	$15,776
Client Solutions Group	14,263	11,203	27,568	22,307
VMware	3,148	2,908	6,139	5,663
Reportable segment net revenue	25,843	22,318	50,050	43,746
Other businesses (a)	288	457	578	974
Unallocated transactions (b)	2	—	4	—
Impact of purchase accounting (c)	(11)	(42)	(23)	(90)
Total consolidated net revenue	$26,122	$22,733	$50,609	$44,630

Consolidated operating income:
Infrastructure Solutions Group	$970	$973	$1,758	$1,705
Client Solutions Group	995	715	2,085	1,307
VMware	849	894	1,690	1,667
Reportable segment operating income	2,814	2,582	5,533	4,679
Other businesses (a)	(3)	37	(8)	102
Unallocated transactions (b)	—	(1)	—	(2)
Impact of purchase accounting (c)	(20)	(53)	(45)	(116)
Amortization of intangibles	(711)	(847)	(1,420)	(1,702)
Transaction-related expenses (d)	(60)	(83)	(111)	(159)
Stock-based compensation expense (e)	(499)	(413)	(934)	(783)
Other corporate expenses (f)	(149)	(86)	(268)	(181)
Total consolidated operating income	$1,372	$1,136	$2,747	$1,838
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
(f)Other corporate expenses includes impairment charges, incentive charges related to equity investments, severance, facilities action, and other costs.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents the disaggregation of net revenue by reportable segment, and by major product categories within the segments for the periods indicated:

	Three Months Ended		Six Months Ended
	July 30, 2021	July 31, 2020	July 30, 2021	July 31, 2020
	(in millions)
Net revenue:
Infrastructure Solutions Group:
Servers and networking	$4,462	$4,196	$8,571	$7,954
Storage	3,970	4,011	7,772	7,822
Total ISG net revenue	8,432	8,207	16,343	15,776
Client Solutions Group:
Commercial	10,573	8,039	20,376	16,673
Consumer	3,690	3,164	7,192	5,634
Total CSG net revenue	14,263	11,203	27,568	22,307
VMware:
Total VMware net revenue	3,148	2,908	6,139	5,663
Total segment net revenue	$25,843	$22,318	$50,050	$43,746

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 17 — SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION

The following table presents additional information on selected accounts included in the Condensed Consolidated Statements of Financial Position as of the dates indicated:

	July 30, 2021	January 29, 2021
	(in millions)
Cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$11,719	$14,201
Restricted cash - other current assets (a)	827	891
Restricted cash - other non-current assets (a)	81	92
Total cash, cash equivalents, and restricted cash	$12,627	$15,184
Inventories, net:
Production materials	$2,332	$1,717
Work-in-process	775	677
Finished goods	1,116	1,008
Total inventories, net	$4,223	$3,402
Property, plant, and equipment, net:
Computer equipment	7,134	6,506
Land and buildings	4,720	4,745
Machinery and other equipment	4,076	3,933
Total property, plant, and equipment	15,930	15,184
Accumulated depreciation and amortization	(9,269)	(8,753)
Total property, plant, and equipment, net	6,661	6,431
Other non-current assets:
Deferred and other tax assets	$6,397	$6,230
Operating lease right of use assets	2,044	2,117
Deferred commissions	1,145	1,094
Other	1,916	1,755
Total other non-current assets	$11,502	$11,196
____________________
(a)    Restricted cash primarily includes cash required to be held in escrow pursuant to DFS securitization arrangements.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Trade Receivables — Allowance for Expected Credit Losses

The following table presents the changes in the Company’s allowance for expected credit losses for the periods indicated:

	Three Months Ended		Six Months Ended
	July 30, 2021	July 31, 2020	July 30, 2021	July 31, 2020
	(in millions)
Trade Receivables — Allowance for expected credit losses:
Balance at beginning of period	$104	$144	$104	$94
Adjustment for adoption of accounting standard (a)	—	—	—	27
Allowance charged to provision	3	11	13	47
Bad debt write-offs	(9)	(9)	(19)	(22)
Balance at end of period	$98	$146	$98	$146
____________________
(a)The Company adopted the current expected credit losses standard as of February 1, 2020 using the modified retrospective method, with the cumulative-effect adjustment to the opening balance of stockholders’ equity (deficit) as of the adoption date.

Warranty Liability

The following table presents changes in the Company’s liability for standard limited warranties for the periods indicated:

	Three Months Ended		Six Months Ended
	July 30, 2021	July 31, 2020	July 30, 2021	July 31, 2020
	(in millions)
Warranty liability:
Warranty liability at beginning of period	$458	$476	$473	$496
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties (a) (b)	241	206	443	354
Service obligations honored	(228)	(203)	(445)	(371)
Warranty liability at end of period	$471	$479	$471	$479
Current portion	$353	$339	$353	$339
Non-current portion	$118	$140	$118	$140
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

	Three Months Ended		Six Months Ended
	July 30, 2021	July 31, 2020	July 30, 2021	July 31, 2020
	(in millions)
Severance liability:
Severance liability at beginning of period	$94	$126	$138	$196
Severance charges to provision	80	93	110	191
Cash paid and other (a)	(48)	(51)	(122)	(219)
Severance liability at end of period	$126	$168	$126	$168
____________________
(a)Other adjustments include the impact of foreign currency exchange rate fluctuations.

The following table presents severance charges as included in the Condensed Consolidated Statements of Income for the periods indicated:

	Three Months Ended		Six Months Ended
	July 30, 2021	July 31, 2020	July 30, 2021	July 31, 2020
	(in millions)
Severance charges:
Cost of net revenue	$9	$2	$22	$12
Selling, general, and administrative	69	88	83	169
Research and development	2	3	5	10
Total severance charges	$80	$93	$110	$191

Interest and Other, Net

The following table provides information regarding interest and other, net for the periods indicated:

	Three Months Ended		Six Months Ended
	July 30, 2021	July 31, 2020	July 30, 2021	July 31, 2020
	(in millions)
Interest and other, net:
Investment income, primarily interest	$10	$12	$21	$36
Gain on investments, net	168	8	325	102
Interest expense	(483)	(617)	(993)	(1,289)
Foreign exchange	(64)	—	(113)	(99)
Other	10	(39)	13	48
Total interest and other, net	$(359)	$(636)	$(747)	$(1,202)

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 18 — SUBSEQUENT EVENTS

VMware, Inc. Unsecured Senior Notes - Public Debt Offering

On August 2, 2021, VMware, Inc. issued five series of unsecured senior notes pursuant to a public offering in the aggregate principal amount of $6.0 billion, consisting of outstanding principal due on the following dates:
•$1.0 billion 0.60% Senior Note due August 15, 2023
•$1.25 billion 1.00% Senior Note due August 15, 2024
•$1.5 billion 1.40% Senior Note due August 15, 2026
•$750 million 1.80% Senior Note due August 15, 2028
•$1.5 billion 2.20% Senior Note due August 15, 2031

The 2021 VMware Notes are payable semi annually on February 15 and August 15 of each year, commencing on February 15, 2022.

The net proceeds from the 2021 VMware Notes are expected to be used by VMware, Inc. to fund a portion of the cash dividend payable in connection with the VMware Spin-off pursuant to the terms of the Separation and Distribution Agreement entered into on April 14, 2021 and, to the extent any proceeds remain, for general VMware, Inc. corporate purposes. None of the net proceeds of such borrowings will be made available to support the operations or satisfy any corporate purposes of Dell Technologies, other than the operations and corporate purposes of VMware, Inc. and VMware, Inc.’s subsidiaries. See Note 1 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information related to the VMware Spin-off.

VMware, Inc. Revolving Credit Facility and Term Loan Facilities

On September 2, 2021, VMware, Inc. entered into an unsecured credit agreement establishing a revolving credit facility with a syndicate of lenders that provides VMware, Inc. with a borrowing capacity of up to $1.5 billion for general corporate purposes (the “2021 VMware Revolving Credit Facility”). The 2021 VMware Revolving Credit Facility will replace VMware, Inc.’s existing $1.0 billion revolving credit facility that is currently undrawn.

In addition, VMware, Inc. received commitments from financial institutions for a 3-year senior unsecured term loan facility and a 5-year senior unsecured term loan facility that would provide VMware, Inc. with a borrowing capacity of up to $4.0 billion, which, if funded, may be used to finance a portion of the Special Dividend and for VMware, Inc. general corporate purposes. VMware, Inc. may borrow against the term loan once up to its borrowing capacity of $4.0 billion until the earlier of (x) April 28, 2022 and (y) the date on which the Separation Agreement is terminated. None of the net proceeds of such borrowings will be made available to support the operations or satisfy any corporate purposes of Dell Technologies, other than the operations and corporate purposes of VMware, Inc. and VMware, Inc.’s subsidiaries.

Margin Loan Facility

Subsequent to July 30, 2021, the Company repaid the remaining $1.0 billion principal amount of the Margin Loan Facility due April 2022. Upon repayment, the VMware, Inc. common stock pledged to secure the Margin Loan Facility was released as collateral in accordance with the associated Margin Loan Facility agreement.

Other than the matters identified above, there were no known events occurring after July 30, 2021 and up until the date of issuance of this report that would materially affect the information presented herein.

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

Unless otherwise indicated, all results presented are prepared in a manner that complies, in all material respects, with generally accepted accounting principles in the United States of America (“GAAP”). Additionally, unless otherwise indicated, all changes identified for the current-period results represent comparisons to results for the prior corresponding fiscal period.

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

INTRODUCTION

Dell Technologies helps organizations and individuals build their digital future and transform how they work, live, and play. We provide customers with the industry’s broadest and most innovative technology and services portfolio for the data era, spanning traditional infrastructure, emerging multi-cloud technologies, and essential technology needed in the “do anything from anywhere” economy. We continue to seamlessly deliver differentiated and holistic IT solutions to our customers, which has driven significant revenue growth and share gains.

Dell Technologies’ integrated solutions help customers modernize their IT infrastructure, manage and operate in a multi-cloud world, address workforce transformation, and provide critical solutions that keep people and organizations connected, which has proven even more important in this current time of disruption caused by the COVID-19 pandemic. We are helping customers accelerate their digital transformations to improve and strengthen business and workforce productivity. With our extensive portfolio and our commitment to innovation, we offer secure, integrated solutions that extend from the edge to the core to the cloud, and we are at the forefront of the software-defined and cloud native infrastructure era. As further evidence of our commitment to innovation, we are evolving and expanding our IT as-a-Service and cloud offerings through Apex, which will provide our customers with greater flexibility to scale IT to meet their evolving business needs and budgets. In May 2021, we announced new offerings within our Apex portfolio.

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

Dell Technologies Vision and Innovation — Our vision is to be the essential technology company for the data era and a leader in end-user computing, software-defined data center solutions, data management, virtualization, edge computing, and cloud software. We believe that our results will benefit from an integrated go-to-market strategy, including enhanced coordination across all segments of our business, and from our differentiated products and solutions capabilities. We intend to continue to execute on our business model and seek to balance liquidity, profitability, and growth to position our company for long-term success.

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

Spin-off of VMware, Inc.

On April 14, 2021, Dell Technologies entered into a Separation and Distribution Agreement with VMware, Inc, in which Dell Technologies owns a majority equity stake. Subject to the terms and conditions set forth in the Separation and Distribution Agreement, the businesses of VMware, Inc. will be separated from the remaining businesses of Dell Technologies through a series of transactions that will result in the pre-transaction stockholders of Dell Technologies owning shares in two separate public companies: (1) VMware, Inc., which will own the businesses of VMware, Inc. and its subsidiaries, and (2) Dell Technologies, which will own Dell Technologies’ other businesses and subsidiaries (the “VMware Spin-off”).

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

The transaction is expected to close during the fourth quarter of calendar year 2021, subject to certain closing conditions, including receipt of a favorable private letter ruling from the Internal Revenue Service that the transaction will qualify as tax-free for Dell Technologies stockholders for U.S. federal income tax purposes. Either Dell Technologies or VMware, Inc. may terminate the Separation and Distribution Agreement if the VMware Spin-off is not completed on or before January 28, 2022, among other termination rights.

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

The transaction announcement did not have any impact on Dell Technologies’ Condensed Consolidated Financial Statements or segment reporting. Dell Technologies will report VMware results as discontinued operations upon the closing of the transaction.

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

Our comprehensive portfolio of advanced storage solutions includes traditional as well as next-generation storage solutions (such as all-flash arrays, scale-out file, object platforms, and software-defined solutions). We have simplified our storage portfolio to ensure that we deliver the technology needed for our customers’ digital transformation. We continue to make enhancements to our portfolio of storage solutions and expect that these enhancements will drive long-term improvements in the business. In May 2020, we released our new PowerStore offering, a differentiated midrange storage solution that enables seamless updates using microservices and container-based software architecture. This new offering allows us to compete more effectively within midrange storage and, as a result, we are seeing early signs of improving revenue velocity.

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

•Client Solutions Group (“CSG”) — CSG includes branded hardware (such as desktops, workstations, and notebooks) and branded peripherals (such as displays and projectors), as well as third-party software and peripherals. Our computing devices are designed with our commercial and consumer customers’ needs in mind, and we seek to optimize performance, reliability, manageability, design, and security. In addition to our traditional hardware business, we have a portfolio of thin client offerings that we believe will allow us to benefit from the growth trends in cloud computing. For our customers that are seeking to simplify client lifecycle management, our PC as-a-Service offering combines hardware, software, lifecycle services, and financing into one all-encompassing solution that provides predictable pricing per seat per month through Dell Financial Services. CSG also offers attached software, peripherals, and services, including support and deployment, configuration, and extended warranty services.

Approximately half of CSG revenue is generated by sales to customers in the Americas, with the remaining portion derived from sales to customers in EMEA and APJ.

•VMware — The VMware reportable segment (“VMware”) reflects the operations of VMware, Inc. (NYSE: VMW) within Dell Technologies. VMware works with customers in the areas of hybrid and multi-cloud, virtual cloud networking, digital workspaces, modern applications, and intrinsic security, helping customers manage their IT resources across private clouds and complex multi-cloud, multi-device environments. VMware’s portfolio supports and addresses the key IT priorities of customers: accelerating their cloud journey, modernizing their applications, empowering digital workspaces, transforming networking, and embracing intrinsic security. VMware enables its customers to digitally transform their operations as they ready their applications, infrastructure, and employees for constantly evolving business needs.

Approximately half of VMware revenue is generated by sales to customers in the United States.

Our other businesses, described below, consist of products and services offerings of Secureworks, Virtustream, and Boomi, each of which is majority-owned by Dell Technologies. These businesses are not classified as reportable segments, either individually or collectively, as the results of the businesses are not material to our overall results and the businesses do not meet the criteria for reportable segments.

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

•Boomi specializes in cloud-based integration, connecting information between existing on-premise and cloud-based applications to ensure that business processes are optimized, data is accurate and workflow is reliable. In May 2021, we announced our entry into a definitive agreement with Francisco Partners and TPG Capital to sell Boomi and certain related assets from the Company in a cash transaction valued at $4 billion, subject to certain closing adjustments. The transaction is expected to close in the third quarter of Fiscal 2022, subject to customary closing conditions. See Note 1 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information about this transaction.

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

Strategic Investments and Acquisitions

As part of our strategy, we will continue to evaluate opportunities for strategic investments through our venture capital investment arm, Dell Technologies Capital, with a focus on emerging technology areas that are relevant to all segments of our business and that will complement our existing portfolio of solutions. Our investment areas include storage, software-defined networking, management and orchestration, security, machine learning and artificial intelligence, Big Data and analytics, cloud, edge computing, and software development operations. As of July 30, 2021 and January 29, 2021, Dell Technologies held strategic investments of $1.5 billion and $1.4 billion, respectively. In addition to these investments, we also may make disciplined acquisitions targeting businesses that advance our strategic objectives.

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

We continue to work closely with our customers and business partners to support them as they expand their own remote work solutions and contingency plans and to help them access our products and services remotely. Our agility, our breadth, and our scale has and will continue to benefit us in serving our customers and business partners during this period of accelerated digital transformation, evolution of the “do anything from anywhere” economy, and uncertainty relating to the effects of COVID-19. Notable actions include the following:

•Our global sales teams continue to successfully support our customers and partners remotely.

•We are helping to address our customers’ cash flow requirements by expanding our as-a-service and financing offerings.

•Our close relationships and ability to connect directly with our customers through our e-commerce business have enabled us to quickly meet the immediate demands of the work- and learn-from-home environments as well as the long-term demands of in office, remote, and hybrid workforce environments.

•The strength, scale, and resiliency of our global supply chain have afforded us flexibility to manage through the significant disruption in the supply chain environment. We continue to adapt in real time to events as they unfold by applying predictive analytics to model a variety of outcomes to respond quickly to the changing environment.  We continue to optimize our global supply chain footprint to maximize factory uptime, for both Dell Technologies and our suppliers, by working through various local governmental regulations and mandates and by establishing robust safety measures to protect the health and safety of our essential team members.

•We continue to drive innovation and excellence in engineering with a largely remote workforce. Engineers and product teams have delivered several critical solutions, including cloud updates, key client product refreshes, PowerStore midrange storage and software, and recently announced IT as-a-Service and cloud offerings within the Apex portfolio.

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

The impact of COVID-19 is accelerating digital transformation, and we continue to see opportunities to create value and grow through the remainder of Fiscal 2022 in response to resilient demand for our IT solutions driven by a technology-enabled world. We will continue to actively monitor global events and pursue prudent decisions to navigate in this uncertain and ever-changing environment.

Supply Chain — Dell Technologies maintains limited-source supplier relationships for certain components because the relationships are advantageous in the areas of performance, quality, support, delivery, capacity, and price considerations.

We continue to be impacted by industry-wide constraints in the supply of limited-source components in certain product offerings as a result of the impacts of COVID-19. The acceleration of the “do anything from anywhere” economy, coupled with overall macroeconomic recovery, has led to growth in demand that has outpaced supply causing an increase in orders pending fulfillment and elongated lead times for our customers for certain products.

The aforementioned supply constraints coupled with increasing demand is causing increases in component costs and, during the second quarter of Fiscal 2022, component costs increased in the aggregate. We expect the overall component cost environment to remain inflationary for the remainder of Fiscal 2022. Component cost trends are dependent on the strength or weakness of actual end-user demand and supply dynamics, which will continue to evolve and ultimately impact the translation of the cost environment to pricing and operating results. Further, we continue to experience increased freight costs for expedited shipments of components and rate increases in the freight network as capacity remains constrained. We expect to continue navigating supply chain dynamics in to Fiscal 2023.

ISG — We expect that ISG will continue to be impacted by the changing nature of the IT infrastructure market and competitive environment. During the first six months of Fiscal 2022, ISG benefited from improvements in the macroeconomic environment which are forecasted to continue through the remaining six months of Fiscal 2022. The cost environment will continue to fluctuate depending on supplier capacity and demand for certain components. For the remainder of Fiscal 2022, we expect overall component costs to remain inflationary, most notably for servers, which will impact pricing and operating results as we seek to balance profitability and growth. With our scale and strong solutions portfolio, we believe we are well-positioned to respond to ongoing competitive dynamics. Within servers and networking, we will continue to be selective in determining whether to pursue certain large hyperscale and other server transactions. We continue to focus on customer base expansion and lifetime value of customer relationships.

The unprecedented data growth throughout all industries is generating continued demand for our storage solutions and services. Cloud-native applications are expected to continue as a primary growth driver in the infrastructure market. We believe the complementary cloud solutions across our business position us to meet these demands for our customers. We benefit from offering solutions that address the emerging trends of enterprises deploying software-defined storage, hyper-converged infrastructure, and modular solutions based on server-centric architectures. These trends are changing the way customers are consuming our traditional storage offerings. We continue to expand our offerings in external storage arrays, which incorporate flexible, cloud-based functionality.

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

CSG — Our CSG offerings are an important element of our strategy, generating strong cash flow and opportunities for cross-selling of complementary solutions. During the first six months of Fiscal 2022, CSG net revenue continued to be strong across product offerings driven by ongoing high demand as customers seek improved connectivity and productivity in the “do anything from anywhere” economy.

While we expect that the CSG demand environment will continue to be subject to seasonal trends, we anticipate continued strong CSG demand through the remaining six months of Fiscal 2022, in line with industry demand forecasts. The cost environment will continue to fluctuate depending on supplier capacity and demand for certain components and, for the remainder of Fiscal 2022, we expect overall component costs to remain inflationary. The cost environment coupled with competitive dynamics continue to be a factor in our CSG business and will impact pricing and operating results as we seek to balance profitability and growth. We remain committed to our long-term strategy for CSG and will continue to make investments to innovate across the portfolio, while benefiting from consolidation trends that are occurring in the markets in which we compete.

Recurring Revenue and Consumption Models — Our customers are seeking new and innovative models that address how they consume our solutions. We offer options including as-a-service, utility, leases, and immediate pay models, all designed to match customers’ consumption and financing preferences. Our multiyear agreements typically result in recurring revenue streams over the term of the arrangement. In May 2021, we announced new offerings within our Apex portfolio to evolve and expand our IT as-a-Service and cloud offerings. We expect that our flexible consumption models and as-a-service offerings through Apex will further strengthen our customer relationships and provide a foundation for growth in recurring revenue.

Macroeconomic Risks and Uncertainties — The impacts of trade protection measures, including increases in tariffs and trade barriers, and changes in government policies and international trade arrangements may affect our ability to conduct business in some non-U.S. markets. We monitor and seek to mitigate these risks with adjustments to our manufacturing, supply chain, and distribution networks.

We manage our business on a U.S. dollar basis. However, we have a large global presence, generating approximately half of our revenue by sales to customers outside of the United States during both the second quarter and first six months of Fiscal 2022 and Fiscal 2021. As a result, our revenue can be, and in such periods has been, impacted by fluctuations in foreign currency exchange rates. We utilize a comprehensive hedging strategy intended to mitigate the impact of foreign currency volatility over time, and we adjust pricing when possible to further minimize foreign currency impacts.

Key Performance Metrics

Our key performance metrics are net revenue, operating income, adjusted earnings before interest and other, net, taxes, depreciation, and amortization (“adjusted EBITDA”), and cash flows from operations, which are discussed elsewhere in this management’s discussion and analysis.

NON-GAAP FINANCIAL MEASURES

In this management’s discussion and analysis, we use supplemental measures of our performance which are derived from our consolidated financial information but which are not presented in our consolidated financial statements prepared in accordance with GAAP. These non-GAAP financial measures include non-GAAP product net revenue; non-GAAP services net revenue; non-GAAP net revenue; non-GAAP product gross margin; non-GAAP services gross margin; non-GAAP gross margin; non-GAAP operating expenses; non-GAAP operating income; non-GAAP net income; EBITDA; and adjusted EBITDA. The non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for net revenue, gross margin, operating expenses, operating income, or net income prepared in accordance with GAAP, and should be read only in conjunction with financial information presented on a GAAP basis.

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
The following is a summary of the items excluded from the most comparable GAAP financial measures to calculate our non-GAAP financial measures:

•Amortization of Intangible Assets — Amortization of intangible assets primarily consists of amortization of customer relationships, developed technology, and trade names. In connection with our acquisition by merger of EMC on September 7, 2016, referred to as the EMC merger transaction, and the acquisition of Dell Inc. by Dell Technologies Inc. on October 29, 2013, referred to as the going-private transaction, all of the tangible and intangible assets and liabilities of EMC and Dell, respectively, were accounted for and recognized at fair value on the transaction dates. Accordingly, for the periods presented, amortization of intangible assets primarily represents amortization associated with intangible assets recognized in connection with the EMC merger transaction and the going-private transaction. Amortization charges for purchased intangible assets are significantly impacted by the timing and magnitude of our acquisitions, and these charges may vary in amount from period to period. We exclude these charges for purposes of calculating the non-GAAP financial measures presented below to facilitate an enhanced understanding of our current operating performance and provides more meaningful period to period comparisons.

•Impact of Purchase Accounting — The impact of purchase accounting includes purchase accounting adjustments related to the EMC merger transaction and, to a lesser extent, the going-private transaction, recorded under the acquisition method of accounting in accordance with the accounting guidance for business combinations. This guidance prescribes that the purchase price be allocated to assets acquired and liabilities assumed based on the estimated fair value of such assets and liabilities on the date of the transaction. Accordingly, all of the assets and liabilities acquired in the EMC merger transaction and the going-private transaction were accounted for and recognized at fair value as of the respective transaction dates, and the fair value adjustments are being amortized over the estimated useful lives in the periods following the transactions. The fair value adjustments primarily relate to deferred revenue and property, plant, and equipment. Although the purchase accounting adjustments and related amortization of those adjustments are reflected in our GAAP results, we evaluate the operating results of the underlying businesses on a non-GAAP basis, after removing such adjustments. We believe that excluding the impact of purchase accounting for purposes of calculating the non-GAAP financial measures presented below facilitates an enhanced understanding of our current operating performance and provides more meaningful period to period comparisons.

•Transaction-related Expenses — Transaction-related expenses typically consist of acquisition, integration, and divestiture related costs and are expensed as incurred. These expenses primarily represent costs for legal, banking, consulting, and advisory services.  From time to time, this category also may include transaction-related gains on divestitures of businesses or asset sales. During the first quarter of Fiscal 2021, we recognized a gain of $120 million on the sale of certain intellectual property assets. We exclude these items for purposes of calculating the non-GAAP financial measures presented below to facilitate an enhanced understanding of our current operating performance and provides more meaningful period to period comparisons.

•Stock-based Compensation Expense — Stock-based compensation expense consists of equity awards granted based on the estimated fair value of those awards at grant date. We estimate the fair value of service-based stock options using the Black-Scholes valuation model. To estimate the fair value of performance-based awards containing a market condition, we use the Monte Carlo valuation model. For all other share-based awards, the fair value is based on the closing price of the Class C Common Stock as reported on the NYSE on the date of grant. Although stock-based compensation is an important aspect of the compensation of our employees and executives, the fair value of the stock-based awards may bear little resemblance to the actual value realized upon the vesting or future exercise of the related stock-based awards. We believe that excluding stock-based compensation expense for purposes of calculating the non-GAAP financial measures presented below facilitates an enhanced understanding of our current operating performance and provides more meaningful period to period comparisons.

•Other Corporate Expenses — Other corporate expenses consist primarily of impairment charges, incentive charges related to equity investments, severance, facilities action, and other costs. Severance costs are primarily related to severance and benefits for employees terminated pursuant to cost savings initiatives. We continue to optimize our facilities footprint and may incur additional costs as we seek opportunities for operational efficiencies. Other corporate expenses vary from period to period and are significantly impacted by the timing and nature of these events. Therefore, although we may incur these types of expenses in the future, we believe that eliminating these charges for purposes of calculating the non-GAAP financial measures presented below facilitates an enhanced understanding of our current operating performance and provides more meaningful period to period comparisons.

•Fair Value Adjustments on Equity Investments — Fair value adjustments on equity investments primarily consist of the gain (loss) on our strategic investment portfolio, which includes the recurring fair value adjustments of investments in publicly-traded companies, as well as those in privately-held companies, which are adjusted for observable price changes and, to a lesser extent, any potential impairments. Given the volatility in the ongoing adjustments to the valuation of these strategic investments, we believe that excluding these gains and losses for purposes of calculating non-GAAP net income presented below facilitates an enhanced understanding of our current operating performance and provides more meaningful period to period comparisons.

•Aggregate Adjustment for Income Taxes — The aggregate adjustment for income taxes is the estimated combined income tax effect for the adjustments described above, as well as an adjustment for discrete tax items. Due to the variability in recognition of discrete tax items from period to period, we believe that excluding these benefits or charges for purposes of calculating non-GAAP net income facilitates an enhanced understanding of our current operating performance and provides more meaningful period to period comparisons. The tax effects for the adjustments described above are determined based on the tax jurisdictions in which the items were incurred. See Note 10 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information about our income taxes.

The table below presents a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP measure for the periods indicated:

	Three Months Ended			Six Months Ended
	July 30, 2021	% Change	July 31, 2020	July 30, 2021	% Change	July 31, 2020
	(in millions, except percentages)
Product net revenue	$19,394	16%	$16,737	$37,428	14%	$32,775
Non-GAAP adjustments:
Impact of purchase accounting	—		2	—		6
Non-GAAP product net revenue	$19,394	16%	$16,739	$37,428	14%	$32,781

Services net revenue	$6,728	12%	$5,996	$13,181	11%	$11,855
Non-GAAP adjustments:
Impact of purchase accounting	11		40	23		84
Non-GAAP services net revenue	$6,739	12%	$6,036	$13,204	11%	$11,939

Net revenue	$26,122	15%	$22,733	$50,609	13%	$44,630
Non-GAAP adjustments:
Impact of purchase accounting	11		42	23		90
Non-GAAP net revenue	$26,133	15%	$22,775	$50,632	13%	$44,720

Product gross margin	$4,023	18%	$3,407	$7,843	18%	$6,641
Non-GAAP adjustments:
Amortization of intangibles	275		374	551		746
Impact of purchase accounting	1		3	2		10
Stock-based compensation expense	12		6	21		10
Other corporate expenses	1		1	4		3
Non-GAAP product gross margin	$4,312	14%	$3,791	$8,421	14%	$7,410

Services gross margin	$3,962	6%	$3,749	$7,800	6%	$7,368
Non-GAAP adjustments:
Amortization of intangibles	—		1	—		1
Impact of purchase accounting	11		40	23		84
Stock-based compensation expense	51		44	100		80
Other corporate expenses	6		1	16		8
Non-GAAP services gross margin	$4,030	5%	$3,835	$7,939	5%	$7,541

	Three Months Ended			Six Months Ended
	July 30, 2021	% Change	July 31, 2020	July 30, 2021	% Change	July 31, 2020
	(in millions, except percentages)
Gross margin	$7,985	12%	$7,156	$15,643	12%	$14,009
Non-GAAP adjustments:
Amortization of intangibles	275		375	551		747
Impact of purchase accounting	12		43	25		94
Stock-based compensation expense	63		50	121		90
Other corporate expenses	7		2	20		11
Non-GAAP gross margin	$8,342	9%	$7,626	$16,360	9%	$14,951

Operating expenses	$6,613	10%	$6,020	$12,896	6%	$12,171
Non-GAAP adjustments:
Amortization of intangibles	(436)		(472)	(869)		(955)
Impact of purchase accounting	(8)		(10)	(20)		(22)
Transaction-related expenses	(60)		(83)	(111)		(159)
Stock-based compensation expense	(436)		(363)	(813)		(693)
Other corporate expenses	(142)		(84)	(248)		(170)
Non-GAAP operating expenses	$5,531	10%	$5,008	$10,835	7%	$10,172

Operating income	$1,372	21%	$1,136	$2,747	49%	$1,838
Non-GAAP adjustments:
Amortization of intangibles	711		847	1,420		1,702
Impact of purchase accounting	20		53	45		116
Transaction-related expenses	60		83	111		159
Stock-based compensation expense	499		413	934		783
Other corporate expenses	149		86	268		181
Non-GAAP operating income	$2,811	7%	$2,618	$5,525	16%	$4,779

Net income	$880	(20)%	$1,099	$1,818	42%	$1,281
Non-GAAP adjustments:
Amortization of intangibles	711		847	1,420		1,702
Impact of purchase accounting	20		53	45		116
Transaction-related expenses	48		83	99		39
Stock-based compensation expense	499		413	934		783
Other corporate expenses	149		86	268		181
Fair value adjustments on equity investments	(168)		(8)	(325)		(102)
Aggregate adjustment for income taxes	(228)		(952)	(529)		(1,236)
Non-GAAP net income	$1,911	18%	$1,621	$3,730	35%	$2,764

In addition to the above measures, we also use EBITDA and adjusted EBITDA to provide additional information for evaluation of our operating performance. Adjusted EBITDA excludes purchase accounting adjustments, stock-based compensation expense, transaction-related expenses, and other corporate expenses. Due to the nature of these transactions, we believe that it is appropriate to exclude these items.

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

The table below presents a reconciliation of EBITDA and adjusted EBITDA to net income for the periods indicated:

	Three Months Ended			Six Months Ended
	July 30, 2021	% Change	July 31, 2020	July 30, 2021	% Change	July 31, 2020
	(in millions, except percentages)
Net income	$880	(20)%	$1,099	$1,818	42%	$1,281
Adjustments:
Interest and other, net (a)	359		636	747		1,202
Income tax expense (benefit) (b)	133		(599)	182		(645)
Depreciation and amortization	1,240		1,340	2,479		2,656
EBITDA	$2,612	5%	$2,476	$5,226	16%	$4,494

EBITDA	$2,612	5%	$2,476	$5,226	16%	$4,494
Adjustments:
Stock-based compensation expense	499		413	934		783
Impact of purchase accounting (c)	11		42	27		90
Transaction-related expenses (d)	60		83	111		159
Other corporate expenses (e)	149		86	268		181
Adjusted EBITDA	$3,331	7%	$3,100	$6,566	15%	$5,707
____________________
(a)See “Results of Operations — Interest and Other, Net” for more information on the components of interest and other, net.
(b)See Note 10 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information on discrete tax items recorded during the second quarter and first six months of Fiscal 2022 and Fiscal 2021.
(c)This amount includes the non-cash purchase accounting adjustments related to the EMC merger transaction and the going-private transaction, excluding depreciation.
(d)Transaction-related expenses consist of acquisition, integration, and divestiture related costs.
(e)Other corporate expenses include impairment charges, incentive charges related to equity investments, severance, facilities action, and other costs.

RESULTS OF OPERATIONS

Consolidated Results

The following table summarizes our consolidated results for each of the periods presented. Unless otherwise indicated, all changes identified for the current period results represent comparisons to results for the prior corresponding fiscal period.

	Three Months Ended					Six Months Ended
	July 30, 2021			July 31, 2020		July 30, 2021			July 31, 2020
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue
	(in millions, except percentages)
Net revenue:
Products	$19,394	74.2%	16%	$16,737	73.6%	$37,428	74.0%	14%	$32,775	73.4%
Services	6,728	25.8%	12%	5,996	26.4%	13,181	26.0%	11%	11,855	26.6%
Total net revenue	$26,122	100.0%	15%	$22,733	100.0%	$50,609	100.0%	13%	$44,630	100.0%
Gross margin:
Products (a)	$4,023	20.7%	18%	$3,407	20.4%	$7,843	21.0%	18%	$6,641	20.3%
Services (b)	3,962	58.9%	6%	3,749	62.5%	7,800	59.2%	6%	7,368	62.2%
Total gross margin	$7,985	30.6%	12%	$7,156	31.5%	$15,643	30.9%	12%	$14,009	31.4%
Operating expenses	$6,613	25.3%	10%	$6,020	26.5%	$12,896	25.4%	6%	$12,171	27.3%
Operating income	$1,372	5.3%	21%	$1,136	5.0%	$2,747	5.4%	49%	$1,838	4.1%
Net income	$880	3.4%	(20)%	$1,099	4.8%	$1,818	3.6%	42%	$1,281	2.9%
Net income attributable to Dell Technologies Inc.	$831	3.2%	(21)%	$1,048	4.6%	$1,718	3.4%	44%	$1,191	2.7%

Non-GAAP Financial Information
Non-GAAP net revenue:
Products	$19,394	74.2%	16%	$16,739	73.5%	$37,428	73.9%	14%	$32,781	73.3%
Services	6,739	25.8%	12%	6,036	26.5%	13,204	26.1%	11%	11,939	26.7%
Total non-GAAP net revenue	$26,133	100.0%	15%	$22,775	100.0%	$50,632	100.0%	13%	$44,720	100.0%
Non-GAAP gross margin:
Products (a)	$4,312	22.2%	14%	$3,791	22.6%	$8,421	22.5%	14%	$7,410	22.6%
Services (b)	4,030	59.8%	5%	3,835	63.5%	7,939	60.1%	5%	7,541	63.2%
Total non-GAAP gross margin	$8,342	31.9%	9%	$7,626	33.5%	$16,360	32.3%	9%	$14,951	33.4%
Non-GAAP operating expenses	$5,531	21.2%	10%	$5,008	22.0%	$10,835	21.4%	7%	$10,172	22.7%
Non-GAAP operating income	$2,811	10.8%	7%	$2,618	11.5%	$5,525	10.9%	16%	$4,779	10.7%
Non-GAAP net income	$1,911	7.3%	18%	$1,621	7.1%	$3,730	7.4%	35%	$2,764	6.2%
EBITDA	$2,612	10.0%	5%	$2,476	10.9%	$5,226	10.3%	16%	$4,494	10.0%
Adjusted EBITDA	$3,331	12.7%	7%	$3,100	13.6%	$6,566	13.0%	15%	$5,707	12.8%
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

Overview

During the second quarter and first six months of Fiscal 2022, our net revenue and non-GAAP net revenue both increased 15% and 13%, respectively. These increases were due primarily to growth in net revenue for CSG and, to a lesser extent, increases in net revenue for ISG and VMware. CSG net revenue benefited from increased sales volume of commercial and consumer offerings driven by strong demand as customers seek improved connectivity and productivity in the “do anything from anywhere” economy. ISG net revenue benefited from overall improvements in the macroeconomic environment and a shift towards investment in IT infrastructure. VMware net revenue increased primarily due to continued growth in sales of subscriptions and software-as-a-service (“SaaS”) offerings.

During the second quarter and first six months of Fiscal 2022, our operating income increased 21% and 49%, respectively, and our non-GAAP operating income increased 7% and 16%, respectively. The increases in our operating income and non-GAAP operating income were primarily due to increases in operating income for CSG, driven by both commercial and consumer offerings during the second quarter and first six months of Fiscal 2022. Operating income also benefited from decreases in amortization of intangible assets during both Fiscal 2022 periods.

Cash provided by operating activities was $4.0 billion and $2.5 billion for the first six months of Fiscal 2022 and Fiscal 2021, respectively. The increase in operating cash flows during the first six months of Fiscal 2022 was driven by strong profitability coupled with favorable working capital dynamics, compared to unfavorable working capital impacts related to the COVID-19 pandemic during the first six months of Fiscal 2021. See “Market Conditions, Liquidity, and Capital Commitments” for further information on our cash flow metrics.

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

Net Revenue

During the second quarter and first six months of Fiscal 2022, our net revenue and non-GAAP net revenue both increased 15% and 13%, respectively, driven primarily by increases in net revenue for CSG, and to a lesser extent, increases in net revenue for ISG and VMware. See “Business Unit Results” for further information.

•Product Net Revenue — Product net revenue includes revenue from the sale of hardware products and software licenses. During the second quarter and first six months of Fiscal 2022, both product net revenue and non-GAAP product net revenue increased 16% and 14%, respectively. These increases were driven primarily by growth in CSG product net revenue due to increases in sales volume of both commercial and consumer product offerings as a result of continued strength in the demand environment.

•Services Net Revenue — Services net revenue includes revenue from our services offerings and support services related to hardware products and software licenses. During the second quarter and first six months of Fiscal 2022, both services net revenue and non-GAAP services net revenue increased 12% and 11%, respectively. These increases were driven primarily by growth in CSG services net revenue and, to a lesser extent, growth in both VMware and ISG services net revenue. CSG services net revenue increases were primarily attributable to CSG hardware and software support and maintenance while VMware services net revenue increases were primarily driven by growth within VMware subscriptions and SaaS offerings. A substantial portion of services net revenue is derived from offerings that have been deferred over a period of time, and, as a result, reported services net revenue growth rates will be different than reported product net revenue growth rates.

From a geographical perspective, net revenue generated by sales to customers in all regions increased during the second quarter and first six months of Fiscal 2022, driven by strong CSG performance.

Gross Margin

During the second quarter and first six months of Fiscal 2022, our gross margin increased 12% to $8.0 billion and 12% to $15.6 billion, respectively. Our non-GAAP gross margin increased 9% to $8.3 billion and 9% to $16.4 billion during the second quarter and first six months of Fiscal 2022, respectively. Both gross margin and non-GAAP gross margin benefited from an increase in gross margin for CSG and to a lesser extent, increases for both ISG and VMware. These increases were partially offset by the impact of the divestiture of RSA Security during the third quarter of Fiscal 2021, which resulted in a decrease in gross margin for other businesses during the second quarter and first six months of Fiscal 2022.

During the second quarter and first six months of Fiscal 2022, our gross margin percentage decreased 90 basis points to 30.6% and 50 basis points to 30.9%, respectively. Decreases in gross margin percentage during the second quarter and first six months of Fiscal 2022 were primarily due to unfavorable impacts in gross margin percentage from VMware coupled with a shift in mix towards CSG. For the first six months of Fiscal 2022, gross margin percentage was further impacted by a decrease in gross margin percentage for ISG. These unfavorable impacts were partially offset by an increase in gross margin percentage for CSG and a decrease in amortization of intangible assets during both the second quarter and first six months of Fiscal 2022. Non-GAAP gross margin percentage decreased 160 basis points to 31.9% and 110 basis points to 32.3% during the second quarter and first six months of Fiscal 2022, respectively, driven by the same ISG, CSG, and VMware dynamics discussed above.

•Products — During the second quarter of Fiscal 2022, product gross margin increased 18% to $4.0 billion and product gross margin percentage increased 30 basis points to 20.7%. The increase in product gross margin was primarily driven by growth in CSG product gross margin coupled with a decrease in amortization of intangible assets. The increase in product gross margin percentage was driven by the same dynamics, partially offset by a shift in mix towards CSG. During the same period, non-GAAP product gross margin increased 14% to $4.3 billion and non-GAAP product gross margin percentage decreased 40 basis points to 22.2%. The increase in non-GAAP product gross margin was driven by an increase in CSG product gross margin. The decrease in non-GAAP product gross margin percentage was primarily driven by a shift in mix towards CSG.

During the first six months of Fiscal 2022, product gross margin increased 18% to $7.8 billion and product gross margin percentage increased 70 basis points to 21.0%. Non-GAAP product gross margin increased 14% to $8.4 billion and non-GAAP product gross margin percentage decreased 10 basis points to 22.5%. The changes were driven by the same dynamics as in the second quarter of Fiscal 2022 as discussed above.

•Services — During the second quarter of Fiscal 2022, services gross margin increased 6% to $4.0 billion and services gross margin percentage decreased 360 basis points to 58.9%. The increase in services gross margin was primarily driven by growth within VMware subscription and SaaS offerings and, to a lesser extent, ISG and CSG services gross margin. The decline in services gross margin percentage was driven by decreases across VMware, ISG, and CSG. Non-GAAP services gross margin increased 5% to $4.0 billion during the second quarter of Fiscal 2022, and non-GAAP services gross margin percentage decreased 370 basis points to 59.8% as a result of the same dynamics discussed above.

During the first six months of Fiscal 2022, services gross margin increased 6% to $7.8 billion and services gross margin percentage decreased 300 basis points to 59.2%. During the first six months of Fiscal 2022, non-GAAP services gross margin increased 5% to $7.9 billion and services gross margin percentage decreased 310 basis points to 60.1%. The changes were driven by the same dynamics as in the second quarter of Fiscal 2022 as discussed above.

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

The terms and conditions of our vendor rebate programs are largely based on product volumes and are generally negotiated either at the beginning of the annual or quarterly period, depending on the program. The timing and amount of vendor rebates and other discounts we receive under the programs may vary from period to period, reflecting changes in the competitive environment. We monitor our component costs and seek to address the effects of any changes to terms that might arise under our vendor rebate programs. Our gross margins for the second quarter and first six months of Fiscal 2022 and Fiscal 2021 were not materially affected by any changes to the terms of our vendor rebate programs, as the amounts we received under these programs were generally stable relative to our total net cost. We are not aware of any significant changes to vendor pricing or rebate programs that may impact our results in the near term.

Operating Expenses

The following table presents information regarding our operating expenses for the periods indicated:

	Three Months Ended					Six Months Ended
	July 30, 2021			July 31, 2020		July 30, 2021			July 31, 2020
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue
	(in millions, except percentages)
Operating expenses:
Selling, general, and administrative	$5,145	19.7%	8%	$4,761	21.0%	$10,105	20.0%	5%	$9,647	21.6%
Research and development	1,468	5.6%	17%	1,259	5.5%	2,791	5.5%	11%	2,524	5.7%
Total operating expenses	$6,613	25.3%	10%	$6,020	26.5%	$12,896	25.5%	6%	$12,171	27.3%

	Three Months Ended					Six Months Ended
	July 30, 2021			July 31, 2020		July 30, 2021			July 31, 2020
	Dollars	% of Non-GAAP Net Revenue	% Change	Dollars	% of Non-GAAP Net Revenue	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue
	(in millions, except percentages)
Non-GAAP operating expenses	$5,531	21.2%	10%	$5,008	22.0%	$10,835	21.4%	7%	$10,172	22.7%

During the second quarter and first six months of Fiscal 2022, total operating expenses increased 10% and 6%, respectively. Non-GAAP operating expenses increased 10% and 7% for the second quarter and first six months of Fiscal 2022, respectively. These increases were primarily driven by employee-related expenses as a result of performance-based compensation associated with strong operating results, coupled with the reintroduction of expenses that were temporarily reduced during Fiscal 2021 in response to the COVID-19 pandemic.

•Selling, General, and Administrative — Selling, general, and administrative (“SG&A”) expenses increased 8% and 5%, respectively, during the second quarter and first six months of Fiscal 2022. The increases were primarily due to an increase in employee-related compensation and benefits expense as well as an increase in advertising and promotion expense.

•Research and Development — Research and development (“R&D”) expenses are primarily composed of personnel-related expenses incurred to develop the software that powers our solutions. R&D expenses as a percentage of net revenue were approximately 5.6% and 5.5% for the second quarter of Fiscal 2022 and Fiscal 2021, respectively, and 5.5% and 5.7% for the first six months of Fiscal 2022 and Fiscal 2021, respectively. We intend to continue to support R&D initiatives to innovate and introduce new and enhanced solutions into the market.

We continue to make targeted investments designed to enable growth, marketing, and R&D, while balancing these investments with our efforts to drive cost efficiencies in the business. We also expect to continue to make investments in support of our own digital transformation to modernize and streamline our IT operations.

Operating Income

During the second quarter and first six months of Fiscal 2022, our operating income increased 21% and 49% to $1.4 billion and $2.7 billion, respectively, primarily due to an increase in operating income for CSG. Operating income during the second quarter and first six months of Fiscal 2022 also benefited from a decrease in amortization of intangible assets. Non-GAAP operating income increased 7% and 16% to $2.8 billion and $5.5 billion during the second quarter and first six months of Fiscal 2022, respectively. The increases in non-GAAP operating income for both Fiscal 2022 periods were primarily attributable to increases in operating income for CSG.

Interest and Other, Net

The following table presents information regarding interest and other, net for the periods indicated:

	Three Months Ended		Six Months Ended
	July 30, 2021	July 31, 2020	July 30, 2021	July 31, 2020
	(in millions)
Interest and other, net:
Investment income, primarily interest	$10	$12	$21	$36
Gain on investments, net	168	8	325	102
Interest expense	(483)	(617)	(993)	(1,289)
Foreign exchange	(64)	—	(113)	(99)
Other	10	(39)	13	48
Total interest and other, net	$(359)	$(636)	$(747)	$(1,202)

During the second quarter and first six months of Fiscal 2022, the change in interest and other, net was favorable by $277 million and $455 million, respectively. The favorability in both periods was primarily due to decreases in interest expense resulting from debt repayments and increases in net gains on our strategic investment portfolio.

Income and Other Taxes

The following table presents information regarding our income and other taxes for the periods indicated:

	Three Months Ended		Six Months Ended
	July 30, 2021	July 31, 2020	July 30, 2021	July 31, 2020
	(in millions, except percentages)		(in millions, except percentages)
Income before income taxes	$1,013	$500	$2,000	$636
Income tax expense (benefit)	$133	$(599)	$182	$(645)
Effective income tax rate	13.1%	-119.8%	9.1%	-101.4%

For the second quarter of Fiscal 2022 and Fiscal 2021, our effective income tax rate was 13.1% and -119.8%, respectively. For the first six months of Fiscal 2022 and Fiscal 2021, our effective income tax rate was 9.1% and -101.4%, respectively. The changes in our effective income tax rate were primarily driven by lower discrete tax items on higher pre-tax income and a change in our jurisdictional mix of income. For the first six months of Fiscal 2022, our effective income tax rate includes discrete tax benefits of $131 million related to stock-based compensation. In comparison, for the first six months of Fiscal 2021, our effective income tax rate includes discrete tax benefits of $746 million related to an audit settlement that was recorded in the second quarter of that period. The effective income tax rate for future quarters of Fiscal 2022 may be impacted by the actual mix of jurisdictions in which income is generated, as well as the impact of any discrete tax items.

Our effective income tax rate can fluctuate depending on the geographic distribution of our worldwide earnings, as our foreign earnings are generally taxed at lower rates than in the United States. The differences between our effective income tax rate and the U.S. federal statutory rate of 21% principally result from the geographical distribution of income, differences between the book and tax treatment of certain items, and the discrete tax items discussed above. In certain jurisdictions, our tax rate is significantly less than the applicable statutory rate as a result of tax holidays. The majority of our foreign income that is subject to these tax holidays and lower tax rates is attributable to Singapore and China. A significant portion of these income tax benefits relates to a tax holiday that will be effective until January 31, 2029.  Our other tax holidays will expire in whole or in part during Fiscal 2022 through Fiscal 2030. Many of these tax holidays and reduced tax rates may be extended when certain conditions are met or may be terminated early if certain conditions are not met. As of July 30, 2021, we were not aware of any matters of non-compliance related to these tax holidays.

For further discussion regarding tax matters, including the status of income tax audits, see Note 10 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Net Income

During the second quarter of Fiscal 2022, net income decreased 20% to $0.9 billion, while net income increased 42% to $1.8 billion during the first six months of Fiscal 2022. The decrease for the second quarter of Fiscal 2022 was primarily attributable to an increase in tax expense, partially offset by an increase in operating income and a favorable change in interest and other, net. The increase during the first six months of Fiscal 2022 was as a result of an increase in operating income coupled with a favorable change in interest and other, net partially offset by an increase in tax expense. Non-GAAP net income increased 18% to $1.9 billion and 35% to $3.7 billion during the second quarter and first six months of Fiscal 2022, respectively. The increase in non-GAAP net income during both the second quarter and first six months of Fiscal 2022 was primarily attributable to an increase in non-GAAP operating income coupled with a favorable change in interest and other, net.

Non-controlling Interests

Net income attributable to non-controlling interests consists of net income or loss attributable to our non-controlling interests in VMware, Inc. and Secureworks. During the second quarter of Fiscal 2022 and Fiscal 2021, net income attributable to non-controlling interests was $49 million and $51 million, respectively. The decrease in net income attributable to non-controlling interests during the second quarter of Fiscal 2022 was primarily due to a decrease in net income attributable to our non-controlling interest in VMware, Inc.

During the first six months of Fiscal 2022 and Fiscal 2021, net income attributable to non-controlling interests was $100 million and $90 million, respectively. The increase in net income attributable to non-controlling interests during the first six months of Fiscal 2022 was primarily due to an increase in net income attributable to our non-controlling interest in VMware, Inc. For more information about our non-controlling interests, see Note 12 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Net Income Attributable to Dell Technologies Inc.

Net income attributable to Dell Technologies Inc. represents net income and an adjustment for non-controlling interests. During the second quarter of Fiscal 2022 and Fiscal 2021, net income attributable to Dell Technologies Inc. was $0.8 billion and $1.0 billion, respectively. The decrease in net income attributable to Dell Technologies Inc. during the second quarter of Fiscal 2022 was primarily attributable to a decrease in net income for the period. During the first six months of Fiscal 2022 and Fiscal 2021, net income attributable to Dell Technologies Inc. was $1.7 billion and $1.2 billion, respectively. The increase in net income attributable to Dell Technologies Inc. during the first six months of Fiscal 2022 was primarily attributable to an increase in net income for the period.

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

Infrastructure Solutions Group

The following table presents net revenue and operating income attributable to ISG for the periods indicated:

	Three Months Ended			Six Months Ended
	July 30, 2021	% Change	July 31, 2020	July 30, 2021	% Change	July 31, 2020
	(in millions, except percentages)
Net revenue:
Servers and networking	$4,462	6%	$4,196	$8,571	8%	$7,954
Storage	3,970	(1)%	4,011	7,772	(1)%	7,822
Total ISG net revenue	$8,432	3%	$8,207	$16,343	4%	$15,776

Operating income:
ISG operating income	$970	—%	$973	$1,758	3%	$1,705
% of segment net revenue	11.5%		11.9%	10.8%		10.8%

Net Revenue — During the second quarter and first six months of Fiscal 2022, ISG net revenue increased 3% and 4%, respectively. These increases were due to improvements to the macroeconomic environment and a shift towards investment in IT infrastructure, focused on multi-cloud solutions and accelerating digital transformation, compared to a weaker demand environment during the second quarter and first six months of Fiscal 2021 as a result of COVID-19, when customers shifted their investments toward remote work and business continuity solutions.

Net revenue from sales of servers and networking increased 6% and 8% during the second quarter and first six months of Fiscal 2022, respectively, due to growing demand for our PowerEdge servers, partially offset by a decline in average selling price as a result of a mix shift within PowerEdge servers.

Storage revenue decreased 1% during both the second quarter and first six months of Fiscal 2022 primarily as a result of a weaker demand environment for our high-end storage offerings. We are seeing improvements in the overall demand for our storage business, particularly in our midrange storage offerings, driven primarily by growth in our PowerStore storage array as well as hyper-converged infrastructure.

ISG customers are seeking new and innovative models that address how they consume our solutions. We offer options including as-a-service, utility, leases, and immediate pay models, all designed to match customers’ consumption and financing preferences. Our multiyear agreements typically result in recurring revenue streams over the term of the arrangement. We expect our flexible consumption models and as-a-service offerings through Apex will further strengthen our customer relationships and provide a foundation for growth in recurring revenue.

From a geographical perspective, net revenue attributable to ISG increased in all regions during the second quarter and first six months of Fiscal 2022.

Operating Income — During the second quarter of Fiscal 2022, ISG operating income as a percentage of net revenue decreased 40 basis points to 11.5%. The decrease was driven by an increase in ISG operating expenses as a percentage of net revenue, which was primarily attributable to employee compensation and benefit expense.

For the first six months of Fiscal 2022, ISG operating income as a percentage of net revenue remained flat at 10.8%. ISG gross margin percentage decreased as a result of a mix shift within ISG towards servers and networking as well as a mix shift within storage towards midrange offerings. The gross margin percentage decrease was offset by a decrease in operating expense as a percentage of net revenue.

Client Solutions Group

The following table presents net revenue and operating income attributable to CSG for the periods indicated:

	Three Months Ended			Six Months Ended
	July 30, 2021	% Change	July 31, 2020	July 30, 2021	% Change	July 31, 2020
	(in millions, except percentages)
Net revenue:
Commercial	$10,573	32%	$8,039	$20,376	22%	$16,673
Consumer	3,690	17%	3,164	7,192	28%	5,634
Total CSG net revenue	$14,263	27%	$11,203	$27,568	24%	$22,307

Operating income:
CSG operating income	$995	39%	$715	$2,085	60%	$1,307
% of segment net revenue	7.0%		6.4%	7.6%		5.9%

Net Revenue — During the second quarter and first six months of Fiscal 2022, CSG net revenue increased 27% and 24%, respectively, driven by continued strong demand across the majority of product offerings as customers seek improved connectivity and productivity in the “do anything from anywhere” economy.

Commercial revenue increased 32% and 22% during the second quarter and first six months of Fiscal 2022, respectively, primarily due to an increase in sales of commercial desktops and notebooks driven by continued strong demand as customers invest in in-office, remote, and hybrid workforce environments.

Consumer revenue increased 17% and 28% during the second quarter and first six months of Fiscal 2022, respectively, primarily due to an increase in demand across the majority of consumer product offerings.

Average selling price also increased for both commercial and consumer offerings as we navigated through supply chain shortages and managed pricing in response to the shift to an overall inflationary component cost environment.

From a geographical perspective, net revenue attributable to CSG increased across all regions during the second quarter and first six months of Fiscal 2022.

Operating Income — During the second quarter and first six months of Fiscal 2022, CSG operating income as a percentage of net revenue increased 60 basis points to 7.0% and 170 basis points to 7.6%, respectively, which was primarily driven by both commercial and consumer gross margin percentage. The increases in gross margin percentage were primarily driven by disciplined pricing as we managed through the component cost challenges discussed above. For the second quarter of Fiscal 2022, the increase in gross margin percentage was further driven by a shift in mix towards commercial offerings.

VMware

The following table presents net revenue and operating income attributable to VMware for the periods indicated:

	Three Months Ended			Six Months Ended
	July 30, 2021	% Change	July 31, 2020	July 30, 2021	% Change	July 31, 2020
	(in millions, except percentages)
Net revenue:
VMware net revenue	$3,148	8%	$2,908	$6,139	8%	$5,663

Operating income:
VMware operating income	$849	(5)%	$894	$1,690	1%	$1,667
% of segment net revenue	27.0%		30.7%	27.5%		29.4%

Net Revenue — VMware net revenue primarily consists of revenue from the sale of software licenses under perpetual licenses and subscription and SaaS offerings, as well as related software maintenance services, support, training, consulting services, and hosted services. VMware net revenue for both the second quarter and first six months of Fiscal 2022 increased 8% primarily due to growth in sales of subscription and SaaS offerings, driven by increased demand for cloud offerings, coupled with growth in software maintenance revenue which continued to benefit from maintenance contracts sold in previous periods.

VMware net revenue for the second quarter and first six months of Fiscal 2022 increased in both the United States and internationally.

Operating Income — During the second quarter and first six months of Fiscal 2022, VMware operating income as a percentage of net revenue decreased 370 basis points to 27.0% and 190 basis points to 27.5%, respectively. These decreases were due to a decline in VMware gross margin percentage and an increase in operating expense as a percentage of net revenue. VMware gross margin percentage declined in part due to a transition towards subscription and SaaS offerings. Operating expenses increased as a result of higher employee compensation expense primarily attributable to investments in key R&D initiatives, coupled with the reintroduction of expenses that were temporarily reduced in Fiscal 2021.

OTHER BALANCE SHEET ITEMS

Accounts Receivable

We sell products and services directly to customers and through a variety of sales channels, including retail distribution. Our accounts receivable, net, was $12.9 billion and $12.8 billion as of July 30, 2021 and January 29, 2021, respectively. We maintain an allowance for expected credit losses to cover receivables that may be deemed uncollectible. The allowance for expected credit losses is an estimate based on an analysis of historical loss experience, current receivables aging, management’s assessment of current conditions and reasonable and supportable expectation of future conditions, and specific identifiable customer accounts that are deemed at risk. Given this uncertainty, our allowance for expected credit losses in future periods may vary from our current estimates. As of July 30, 2021 and January 29, 2021, the allowance for expected credit losses was $98 million and $104 million, respectively. Based on our assessment, we believe that we are adequately reserved for expected credit losses. We will continue to monitor the aging of our accounts receivable and take actions, where necessary, to reduce our exposure to credit losses.

Dell Financial Services

Dell Financial Services and its affiliates (“DFS”) support Dell Technologies by offering and arranging various financing options and services for our customers globally, including through captive financing operations in North America, Europe, Australia, and New Zealand. DFS originates, collects, and services customer receivables primarily related to the purchase of our product, software, and service solutions. DFS further strengthens our customer relationships through its flexible consumption models, provided through Apex, which enable us to offer our customers the option to pay over time and, in certain cases, based on utilization, to provide them with financial flexibility to meet their changing technological requirements. New financing originations were $1.9 billion and $2.6 billion for the second quarter of Fiscal 2022 and Fiscal 2021, respectively, and $3.8 billion and $4.4 billion for the first six months of Fiscal 2022 and Fiscal 2021, respectively.

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

As of July 30, 2021 and January 29, 2021, our financing receivables, net were $10.3 billion and $10.5 billion, respectively. We maintain an allowance to cover expected financing receivable credit losses and evaluate credit loss expectations based on our total portfolio. Our allowance for expected credit losses in future periods may vary from our current estimates. For the second quarter of Fiscal 2022 and Fiscal 2021, the principal charge-off rate for our financing receivables portfolio was 0.5% and 0.8%, respectively. For the first six months of Fiscal 2022 and Fiscal 2021, the principal charge-off rate for our total portfolio was 0.5% and 0.9%, respectively. The credit quality of our financing receivables has improved in recent years due to an overall improvement in the credit environment and as the mix of high-quality commercial accounts in our portfolio has continued to increase. We continue to monitor broader economic indicators and their potential impact on future loss performance. We have an extensive process to manage our exposure to customer credit risk, including active management of credit lines and our collection activities. We also sell selected fixed-term financing receivables without recourse to unrelated third parties on a periodic basis, primarily to manage certain concentrations of customer credit exposure.  Based on our assessment of the customer financing receivables, we believe that we are adequately reserved.

We retain a residual interest in equipment leased under our fixed-term lease programs. As of July 30, 2021 and January 29, 2021, the residual interest recorded as part of financing receivables was $319 million and $424 million, respectively. The amount of the residual interest is established at the inception of the lease based upon estimates of the value of the equipment at the end of the lease term using historical studies, industry data, and future value-at-risk demand valuation methods. We assess the carrying amount of our recorded residual values for expected losses. Generally, expected losses as a result of residual value risk on equipment under lease are not considered to be significant primarily because of the existence of a secondary market with respect to the equipment. The lease agreement also clearly defines applicable return conditions and remedies for non-compliance to ensure that the leased equipment will be in good operating condition upon return. Model changes and updates, as well as market strength and product acceptance, are monitored and adjustments are made to residual values in accordance with the significance of any such changes. To mitigate our exposure, we work closely with customers and dealers to manage the sale of returned assets. No material expected losses were recorded related to residual assets during the second quarter and first six months of Fiscal 2022 and Fiscal 2021.

As of July 30, 2021 and January 29, 2021, equipment under operating leases, net was $1.4 billion and $1.3 billion, respectively. Based on triggering events, we assess the carrying amount of the equipment under operating leases recorded for impairment. No material impairment losses were recorded related to such equipment during the second quarter and first six months of Fiscal 2022 and Fiscal 2021.

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

Off-Balance Sheet Arrangements

As of July 30, 2021, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition or results of operations.

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

The following table presents our cash and cash equivalents as well as our available borrowings as of the dates indicated:

	July 30, 2021	January 29, 2021
	(in millions)
Cash and cash equivalents, and available borrowings:
Cash and cash equivalents (a)	$11,719	$14,201
Remaining available borrowings under revolving credit facilities (b)	5,463	5,467
Total cash, cash equivalents, and available borrowings	$17,182	$19,668
____________________
(a)    Of the $11.7 billion of cash and cash equivalents as of July 30, 2021, $5.9 billion was held by VMware, Inc.
(b)    Of the $5.5 billion of remaining available borrowings under revolving credit facilities, $1.0 billion was attributable to the VMware Revolving Credit Facility.

Our revolving credit facilities as of July 30, 2021 consist of the Revolving Credit Facility and the VMware Revolving Credit Facility. The Revolving Credit Facility has a maximum aggregate borrowing capacity of $4.5 billion, and available borrowings under this facility are reduced by draws on the facility and outstanding letters of credit. As of July 30, 2021, there were no borrowings outstanding under the facility. Borrowings under the Revolving Credit Facility are used for general corporate purposes on a short-term basis.

The VMware Revolving Credit Facility has a maximum capacity of $1.0 billion. As of July 30, 2021, there were no outstanding borrowings under the facility. None of the net proceeds of borrowings under the VMware Revolving Credit Facility will be made available to support the operations or satisfy any corporate purposes of Dell Technologies, other than the operations and corporate purposes of VMware, Inc. and VMware, Inc.’s subsidiaries.

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

Debt

The following table summarizes our outstanding debt as of the dates indicated:

	July 30, 2021	Increase (decrease)	January 29, 2021
	(in millions)
Core debt
Senior Secured Credit Facilities and First Lien Notes	$24,761	$(16)	$24,777
Unsecured Notes and Debentures	952	(400)	1,352
Senior Notes	1,625	(1,075)	2,700
EMC Notes	1,000	—	1,000
DFS allocated debt	(700)	(34)	(666)
Total core debt	27,638	(1,525)	29,163
DFS related debt
DFS debt	9,557	(109)	9,666
DFS allocated debt	700	34	666
Total DFS related debt	10,257	(75)	10,332
Margin Loan Facility and other	1,392	(2,843)	4,235
Debt of public subsidiary
VMware Notes	4,750	—	4,750
Total public subsidiary debt	4,750	—	4,750
Total debt, principal amount	44,037	(4,443)	48,480
Carrying value adjustments	(443)	53	(496)
Total debt, carrying value	$43,594	$(4,390)	$47,984

During the first six months of Fiscal 2022, the outstanding principal amount of our debt decreased by $4.4 billion to $44.0 billion as of July 30, 2021, primarily as a result of principal repayments, including $3.0 billion principal amount of the Margin Loan Facility paid in the second quarter of Fiscal 2022.

We define core debt as the total principal amount of our debt, less DFS related debt, our Margin Loan Facility and other debt, and public subsidiary debt. Our core debt was $27.6 billion as of July 30, 2021. During the first six months of Fiscal 2022, the decrease in our core debt was driven by principal repayments, including $1,075 million principal amount of our 5.875% Senior Notes due June 2021 and $400 million principal amount of our 4.625% Unsecured Notes due April 2021. There are no scheduled maturities of core debt for the remainder of Fiscal 2022. See Note 5 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information about our debt.

As of July 30, 2021, Margin Loan Facility and other debt primarily consisted of the $1.0 billion Margin Loan Facility. As described above, during the first six months of July 30, 2021, we repaid $3.0 billion principal amount of the Margin Loan Facility. Subsequent to July 30, 2021, we repaid the remaining $1.0 billion principal amount. See Note 18 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information.

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

In connection with the planned VMware Spin-off announced on April 14, 2021, VMware, Inc. intends to pay a cash dividend, pro rata, to each of the holders of VMware, Inc. common stock in an aggregate amount equal to an amount to be mutually agreed by Dell Technologies and VMware, Inc. between $11.5 billion and $12.0 billion. Subsequent to July 30, 2021, VMware, Inc. completed a public offering of unsecured senior notes in the aggregate principal amount of $6.0 billion, and expects to fund the cash dividend, in part, with proceeds from its new indebtedness for such purpose. The transaction is expected to close during the fourth quarter of calendar 2021, subject to certain closing conditions. Upon the closing of the transaction, we intend to use the net proceeds from our pro rata share of the cash dividend to repay debt as part of our capital strategy to position Dell Technologies for investment grade ratings. See Note 1 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information about the planned VMware Spin-off. See Note 18 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information about the VMware, Inc. debt issuance.

We have made steady progress in paying down debt and we will continue to focus on deleveraging. We believe we will continue to be able to make our debt principal and interest payments, including the short-term maturities, from existing and expected sources of cash, primarily from operating cash flows. Cash used for debt principal and interest payments may also include short-term borrowings under our revolving credit facilities. Under our variable-rate debt, we could experience variations in our future interest expense from potential fluctuations in applicable reference rates, or from possible fluctuations in the level of DFS debt required to meet future demand for customer financing. We or our affiliates or their related persons, at our or their sole discretion and without public announcement, may purchase, redeem, prepay, refinance, or otherwise retire any amount of our outstanding indebtedness under the terms of such indebtedness at any time and from time to time, in open market or negotiated transactions with the holders of such indebtedness or otherwise, as appropriate market conditions exist.

Cash Flows

The following table presents a summary of our Condensed Consolidated Statements of Cash Flows for the periods indicated:

	Six Months Ended
	July 30, 2021	July 31, 2020
	(in millions)
Net change in cash from:
Operating activities	$3,963	$2,536
Investing activities	(1,188)	(1,409)
Financing activities	(5,311)	827
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(21)	(52)
Change in cash, cash equivalents, and restricted cash	$(2,557)	$1,902

Operating Activities — Cash provided by operating activities was $4.0 billion for the first six months of Fiscal 2022 compared to cash provided by operating activities of $2.5 billion for the first six months of Fiscal 2021. The increase in operating cash flows during the first six months of Fiscal 2022 was primarily driven by strong profitability coupled with favorable working capital dynamics, compared to unfavorable working capital impacts in the first six months of Fiscal 2021 related to the COVID-19 pandemic.

DFS offerings are initially funded through cash on hand at the time of origination, most of which is subsequently replaced with third-party financing. For DFS offerings which qualify as sales-type leases, the initial funding of financing receivables is reflected as an impact to cash flows from operations, and is largely subsequently offset by cash proceeds from financing activities. For DFS operating leases, which have increased under the current leasing standard, the initial funding is classified as a capital expenditure and reflected as cash flows used in investing activities. DFS new financing originations were $3.8 billion and $4.4 billion during the first six months of Fiscal 2022 and Fiscal 2021, respectively. As of July 30, 2021, DFS had $10.3 billion of financing receivables, net and $1.4 billion of equipment under operating leases, net.

Investing Activities — Investing activities primarily consist of cash used to fund capital expenditures for property, plant, and equipment, which includes equipment under operating leases, as well as capitalized software development costs, acquisitions, strategic investments, and the maturities, sales, and purchases of investments. During the first six months of Fiscal 2022, cash used in investing activities was $1.2 billion and was primarily driven by capital expenditures. In comparison, cash used in investing activities was $1.4 billion during the first six months of Fiscal 2021 and was primarily driven by capital expenditures and acquisitions of businesses by our public subsidiaries.

Financing Activities — Financing activities primarily consist of the proceeds and repayments of debt, cash used to repurchase common stock, and proceeds from the issuance of common stock. Cash used in financing activities was $5.3 billion during the first six months of Fiscal 2022 and primarily consisted of debt repayments and repurchases of common stock by our public subsidiaries, partially offset by net proceeds of DFS debt. In comparison, cash provided by financing activities of $0.8 billion during the first six months of Fiscal 2021 primarily consisted of cash proceeds from the issuances of multiple series of First Lien Notes and VMware Notes, partially offset by debt repayments and repurchases of common stock by our public subsidiaries.

Capital Commitments

Capital Expenditures — During the first six months of Fiscal 2022 and Fiscal 2021, we spent $1.3 billion and $1.1 billion, respectively, on property, plant, and equipment and capitalized software development costs. Product demand, product mix, and the use of contract manufacturers, as well as ongoing investments in operating and IT infrastructure and software development, influence the level and prioritization of our capital expenditures. Aggregate capital expenditures for Fiscal 2022 are currently expected to total between $2.7 billion and $2.9 billion, of which approximately $0.9 billion is expected to be expended for equipment under operating leases and approximately $0.3 billion for capitalized software development costs.

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

As of July 30, 2021, purchase obligations were $5.2 billion, $0.6 billion, and $0.9 billion for the remaining six months of Fiscal 2022, Fiscal 2023, and Fiscal 2024 and thereafter, respectively.

Summarized Guarantor Financial Information

As discussed in Note 5 of the Notes to the Condensed Consolidated Financial Statements included in this report, Dell International L.L.C. and EMC Corporation (the “Issuers”), both of which are wholly-owned subsidiaries of Dell Technologies, completed private offerings of multiple series of senior secured notes issued on June 1, 2016, March 20, 2019, and April 9, 2020 (collectively, the “First Lien Notes”). On May 17, 2021, the Issuers launched an exchange offer of the outstanding First Lien Notes for registered senior secured notes with substantially similar terms (the “Exchange Notes”). In June 2021, the Issuers completed the exchange offer and issued an aggregate of $18.4 billion principal amount of Exchange Notes in exchange for the same principal amount of First Lien Notes. As of July 30, 2021, the aggregate principal amount of unregistered First Lien Notes remaining outstanding following the settlement of the exchange offer was approximately $0.1 billion.

Guarantees — The Exchange Notes are guaranteed on a joint and several unsecured basis by Dell Technologies and on a joint and several secured basis by Denali Intermediate, Inc. (“Denali Intermediate”), Dell and each of Denali Intermediate’s wholly-owned domestic subsidiaries that guarantees the Issuers’ Senior Credit Facility obligations (collectively, the “Guarantors”). Not all of Denali Intermediate’s subsidiaries guarantee the Exchange Notes, including none of Denali Intermediate’s non-wholly-owned subsidiaries, foreign subsidiaries, receivables subsidiaries and subsidiaries designated as unrestricted subsidiaries under the Senior Credit Facility (such non-guarantor subsidiaries, collectively, the “Non-Guarantor Subsidiaries”). SecureWorks Corp., Boomi, Inc., Virtustream, Inc., VMware, Inc., EMC Equity Assets LLC and VMW Holdco L.L.C. (collectively, the “Unrestricted Subsidiaries”) have been designated as unrestricted subsidiaries under the Senior Credit Facility and therefore do not guarantee the Exchange Notes or the Senior Credit Facility obligations. See Exhibit 22.1 incorporated by reference to this report for a list of subsidiary guarantors and issuers of guaranteed securities.

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

The following table presents summarized results of operations information for the Obligor Group for the period indicated:

Six Months Ended
July 30, 2021
(in millions)
Net revenue (a)	$11,755
Gross margin (b)	$4,257
Operating loss (c)	$(438)
Interest and other, net	(547)
Loss before income taxes	$(985)
Net loss attributable to Obligor Group	$(799)
____________________
(a) Includes net revenue from services provided and product sales to Non-Guarantor Subsidiaries of $1,341 million and $84 million, respectively.
(b) Includes cost of net revenue from resale of solutions purchased from Non-Guarantor Subsidiaries of $1,189 million.
(c) Includes operating expenses from shared services provided by Non-Guarantor Subsidiaries of $38 million.

The following table presents summarized balance sheet information for the Obligor Group as of the dates indicated:

	July 30, 2021	January 29, 2021
	(in millions)
ASSETS
Current assets	$12,579	$12,096
Goodwill and intangible assets	15,786	16,213
Other non-current assets	6,621	6,178
Intercompany loan receivables	3,477	4,714
Total assets	$38,463	$39,201
LIABILITIES
Current liabilities	$15,605	$15,736
Intercompany payables	4,619	5,527
Total current liabilities	20,224	21,263
Long-term debt	27,917	27,951
Other non-current liabilities	7,925	7,549
Total liabilities	$56,066	$56,763

Summarized Affiliate Financial Information

The equity interests of various affiliates within Dell Technologies’ consolidated group have been pledged as collateral for the Exchange Notes. Dell Technologies is therefore subject to Rule 13-02 of the SEC’s Regulation S-X, which requires that summarized financial information for the affiliates whose securities are pledged as collateral (collectively, the “Affiliate Group”) be provided on a combined basis to the extent such information is material and materially different than the corresponding amounts presented in the Consolidated Financial Statements of Dell Technologies. The summarized financial information for the Affiliate Group would produce results materially consistent with information presented in Dell Technologies’ Consolidated Financial Statements and we have therefore not included such information in this report. In particular, the assets, liabilities, and results of operations of the Affiliate Group are not materially different than the corresponding amounts presented in the Consolidated Financial Statements of Dell Technologies, except with respect to the redeemable shares as of January 29, 2021. The redeemable shares balance was $472 million as reflected on the Condensed Consolidated Statements of Financial Position included in this report, as compared to no redeemable shares reflected on the Affiliate Group balance sheet as of the respective dates.

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

See Exhibit 22.1 incorporated by reference to this report for a list of each affiliate of Dell Technologies whose security is pledged as collateral to secure the Exchange Notes. There is no trading market for the applicable affiliates’ securities pledged as collateral.

Delivery of the Collateral securing the Exchange Notes would be required in certain customary events of default, including failure to make required payments, failure to comply with covenants, and the occurrence of certain events of bankruptcy and insolvency.

The Collateral may be released in certain circumstances, including, (i) to enable the sale, transfer or other disposition of such property or assets, (ii) upon the release of the guarantee of a Guarantor, (iii) upon such property or asset becoming an “excluded asset” as defined in the indentures governing the Exchange Notes, (iv) upon the achievement of investment grade ratings with respect to the Issuers and the Exchange Notes, and (v) to the extent the liens on the Collateral securing the Senior Credit Facility obligations are released (other than in connection with the payment in full of the Senior Credit Facility).

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

In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 30, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of July 30, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended July 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

During the second quarter of Fiscal 2022, we issued to employees an aggregate of 427 shares of the Class C Common Stock for an immaterial amount pursuant to exercises of stock options granted under the Dell Inc. Amended and Restated 2002 Long-Term Incentive Plan. The foregoing transactions were affected without registration in reliance on the exemption from registration under the Securities Act of 1933 afforded by Rule 701 thereunder as transactions pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule.

Purchases of Equity Securities

The following table presents information with respect to our purchases of Class C Common Stock during the second quarter of Fiscal 2022.

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
Repurchases from May 1, 2021 through May 28, 2021	—	$—	—	NA
Repurchases from May 29, 2021 through June 25, 2021 (1)	29,658	$98.64	—	NA
Repurchases from June 26, 2021 through July 30, 2021	—	$—	—	NA
Total	29,658	$98.64	—	NA
____________________
(1) Represents previously issued shares delivered to the Company to satisfy tax withholding obligations in connection with the vesting of employee restricted stock awards.

On February 24, 2020, the Company’s board of directors approved a stock repurchase program under which the Company is authorized to repurchase up to $1.0 billion of shares of the Class C Common Stock over a 24-month period expiring on February 28, 2022. During the six months ended July 31, 2020, the Company suspended activity under the program.

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

On March 2, 2021, the U.S. government designated the Russian Federal Security Service (the “FSB”) as a blocked party under Executive Order 13382. On the same day, the U.S. Department of the Treasury’s Office of Foreign Assets Control issued General License No. 1B (the “OFAC General License”), which generally authorizes U.S. companies to engage in certain licensing, permitting, certification, notification and related transactions with the FSB to the extent such activities are required for the importation, distribution, or use of information technology products in the Russian Federation.

As permitted under the OFAC General License, our subsidiary Dell LLC and other subsidiaries periodically file notifications with the FSB in connection with the importation and distribution of our products in the Russian Federation. During our fiscal quarter ended July 30, 2021, Dell LLC filed notifications with the FSB. No payments were issued or received, and no gross revenue or net profits were generated, in connection with these filing activities. Dell Technologies and its subsidiaries do not sell products or provide services to the FSB. To the extent permitted by applicable law, including by the OFAC General License, we expect to continue to file notifications with the FSB to qualify our products for importation and distribution in the Russian Federation.

ITEM 6 — EXHIBITS

The Company hereby files or furnishes the exhibits listed below:

Exhibit Number	Description
4.1††
Consent to the Extension of Registration Rights Under the Second Amended and Restated Registration Rights Agreement, dated June 17, 2021, among Dell Technologies Inc. (the “Company”) and SL SPV-2 L.P., Silver Lake Partners IV, L.P., Silver Lake Technology Investors IV, L.P., Silver Lake Partners V DE (AIV), L.P., Silver Lake Technology Investors V, L.P.

22.1
List of Guarantor Subsidiaries and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize Securities of Dell Technologies Inc. (incorporated by reference to Exhibit 22.1 to the Company’s Quarterly Report on Form 10‑Q for the quarterly period ended April 30, 2021) (Commission File No. 001-37867).

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

Date: September 3, 2021