Form 10-Q
period 2021-10-29
Dell Technologies Inc.
filed 2021-12-03
CIK 1571996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	October 29, 2021
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of November 30, 2021, there were 763,884,923 shares of the registrant’s common stock outstanding, consisting of 289,981,446 outstanding shares of Class C Common Stock, 378,553,250 outstanding shares of Class A Common Stock, and 95,350,227 outstanding shares of Class B Common Stock.

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

DELL TECHNOLOGIES INC.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in millions; unaudited)

	October 29, 2021	January 29, 2021
ASSETS
Current assets:
Cash and cash equivalents	$22,406	$14,201
Accounts receivable, net of allowance of $100 and $104 (Note 17)	14,177	12,788
Short-term financing receivables, net of allowance of $164 and $228 (Note 3)	4,970	5,155
Inventories	5,442	3,402
Other current assets	10,184	8,021
Total current assets	57,179	43,567
Property, plant, and equipment, net	6,925	6,431
Long-term investments	1,827	1,624
Long-term financing receivables, net of allowance of $61 and $93 (Note 3)	5,270	5,339
Goodwill	40,701	40,829
Intangible assets, net	12,319	14,429
Other non-current assets	11,456	11,196
Total assets	$135,677	$123,415
LIABILITIES, REDEEMABLE SHARES, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$16,280	$6,362
Accounts payable	26,772	21,696
Accrued and other	10,081	9,549
Short-term deferred revenue	16,569	16,525
Total current liabilities	69,702	54,132
Long-term debt	31,699	41,622
Long-term deferred revenue	14,885	14,276
Other non-current liabilities	5,197	5,360
Total liabilities	121,483	115,390
Commitments and contingencies (Note 9)
Redeemable shares (Note 15)	—	472
Stockholders’ equity (deficit):
Common stock and capital in excess of $0.01 par value (Note 13)	17,843	16,849
Treasury stock at cost	(305)	(305)
Accumulated deficit	(8,190)	(13,751)
Accumulated other comprehensive loss	(394)	(314)
Total Dell Technologies Inc. stockholders’ equity	8,954	2,479
Non-controlling interests	5,240	5,074
Total stockholders’ equity	14,194	7,553
Total liabilities, redeemable shares, and stockholders’ equity	$135,677	$123,415

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended
	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020
Net revenue:
Products	$21,540	$17,352	$58,968	$50,127
Services	6,854	6,130	20,035	17,985
Total net revenue	28,394	23,482	79,003	68,112
Cost of net revenue:
Products	17,552	13,789	47,137	39,923
Services	2,783	2,432	8,164	6,919
Total cost of net revenue	20,335	16,221	55,301	46,842
Gross margin	8,059	7,261	23,702	21,270
Operating expenses:
Selling, general, and administrative	5,293	4,772	15,398	14,419
Research and development	1,417	1,360	4,208	3,884
Total operating expenses	6,710	6,132	19,606	18,303
Operating income	1,349	1,129	4,096	2,967
Interest and other, net	3,436	273	2,689	(929)
Income before income taxes	4,785	1,402	6,785	2,038
Income tax expense (benefit)	897	521	1,079	(124)
Net income	3,888	881	5,706	2,162
Less: Net income attributable to non-controlling interests	45	49	145	139
Net income attributable to Dell Technologies Inc.	$3,843	$832	$5,561	$2,023

Earnings per share attributable to Dell Technologies Inc.
Dell Technologies Common Stock — Basic	$5.02	$1.11	$7.30	$2.73
Dell Technologies Common Stock — Diluted	$4.87	$1.08	$7.08	$2.64

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended		Nine Months Ended
	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020
Net income	$3,888	$881	$5,706	$2,162

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(61)	(21)	(201)	243
Cash flow hedges:
Change in unrealized gains (losses)	86	45	150	(45)
Reclassification adjustment for net (gains) losses included in net income	(74)	84	(34)	(24)
Net change in cash flow hedges	12	129	116	(69)
Pension and other postretirement plans:
Recognition of actuarial net gains (losses) from pension and other postretirement plans	1	1	2	(21)
Reclassification adjustments for net (gains) losses from pension and other postretirement plans	1	(1)	3	3
Net change in actuarial net gains (losses) from pension and other postretirement plans	2	—	5	(18)

Total other comprehensive income (loss), net of tax expense (benefit) of $1 and $9, respectively, and $6 and $(3), respectively	(47)	108	(80)	156
Comprehensive income, net of tax	3,841	989	5,626	2,318
Less: Net income attributable to non-controlling interests	45	49	145	139
Less: Other comprehensive income attributable to non-controlling interests	—	1	—	—
Comprehensive income attributable to Dell Technologies Inc.	$3,796	$939	$5,481	$2,179

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Nine Months Ended
	October 29, 2021	October 30, 2020
Cash flows from operating activities:
Net income	$5,706	$2,162
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,721	4,017
Stock-based compensation expense	1,406	1,219
Deferred income taxes	(450)	(219)
Other, net (a)	(4,312)	(322)
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(1,587)	885
Financing receivables	234	(624)
Inventories	(2,063)	(198)
Other assets and liabilities	(1,624)	(2,175)
Accounts payable	5,149	(216)
Deferred revenue	1,034	1,001
Change in cash from operating activities	7,214	5,530
Cash flows from investing activities:
Purchases of investments	(320)	(296)
Maturities and sales of investments	454	98
Capital expenditures and capitalized software development costs	(2,056)	(1,584)
Acquisition of businesses and assets, net	(16)	(405)
Divestitures of businesses and assets, net	3,957	2,187
Other	34	26
Change in cash from investing activities	2,053	26
Cash flows from financing activities:
Proceeds from the issuance of common stock	326	389
Repurchases of parent common stock	(35)	(240)
Repurchases of subsidiary common stock	(1,174)	(890)
Proceeds from debt	13,037	14,772
Repayments of debt	(13,069)	(17,244)
Other	(113)	(270)
Change in cash from financing activities	(1,028)	(3,483)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(54)	(67)
Change in cash, cash equivalents, and restricted cash	8,185	2,006
Cash, cash equivalents, and restricted cash at beginning of the period	15,184	10,151
Cash, cash equivalents, and restricted cash at end of the period	$23,369	$12,157
____________________
(a)During the nine months ended October 29, 2021, other, net, includes $4.0 billion pre-tax gain on the sale of Boomi.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in millions; continued on next page; unaudited)

	Capital in Excess of Par Value		Treasury Stock
Three Months Ended October 29, 2021	Issued Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Dell Technologies Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Stockholders’ Equity (Deficit)
Balances as of July 31, 2021	773	$17,510	8	$(305)	$(12,033)	$(347)	$4,825	$5,118	$9,943
Net income	—	—	—	—	3,843	—	3,843	45	3,888
Foreign currency translation adjustments	—	—	—	—	—	(61)	(61)	—	(61)
Cash flow hedges, net change	—	—	—	—	—	12	12	—	12
Pension and other post-retirement	—	—	—	—	—	2	2	—	2
Issuance of common stock	2	(9)	—	—	—	—	(9)	—	(9)
Stock-based compensation expense	—	204	—	—	—	—	204	268	472
Treasury stock repurchases	—	—	—	—	—	—	—	—	—
Revaluation of redeemable shares	—	—	—	—	—	—	—	—	—
Impact from equity transactions of non-controlling interests	—	138	—	—	—	—	138	(191)	(53)
Balances as of October 29, 2021	775	$17,843	8	$(305)	$(8,190)	$(394)	$8,954	$5,240	$14,194

	Capital in Excess of Par Value		Treasury Stock
Nine Months Ended October 29, 2021	Issued Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Dell Technologies Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Stockholders’ Equity (Deficit)
Balances as of January 29, 2021	761	$16,849	8	$(305)	$(13,751)	$(314)	$2,479	$5,074	$7,553
Net income	—	—	—	—	5,561	—	5,561	145	5,706
Foreign currency translation adjustments	—	—	—	—	—	(201)	(201)	—	(201)
Cash flow hedges, net change	—	—	—	—	—	116	116	—	116
Pension and other post-retirement	—	—	—	—	—	5	5	—	5
Issuance of common stock	14	19	—	—	—	—	19	—	19
Stock-based compensation expense	—	569	—	—	—	—	569	837	1,406
Revaluation of redeemable shares	—	472	—	—	—	—	472	—	472
Impact from equity transactions of non-controlling interests	—	(66)	—	—	—	—	(66)	(816)	(882)
Balances as of October 29, 2021	775	$17,843	8	$(305)	$(8,190)	$(394)	$8,954	$5,240	$14,194

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(continued; in millions; unaudited)

	Capital in Excess of Par Value		Treasury Stock
Three Months Ended October 30, 2020	Issued Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Dell Technologies Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Stockholders’ Equity (Deficit)
Balances as of July 31, 2020	753	$16,356	8	$(305)	$(15,810)	$(660)	$(419)	$4,977	$4,558
Net income	—	—	—	—	832	—	832	49	881
Foreign currency translation adjustments	—	—	—	—	—	(21)	(21)	—	(21)
Cash flow hedges, net change	—	—	—	—	—	128	128	1	129
Issuance of common stock	4	46	—	—	—	—	46	—	46
Stock-based compensation expense	—	126	—	—	—	—	126	310	436
Revaluation of redeemable shares	—	83	—	—	—	—	83	—	83
Impact from equity transactions of non-controlling interests	—	108	—	—	—	—	108	(281)	(173)
Balances as of October 30, 2020	757	$16,719	8	$(305)	$(14,978)	$(553)	$883	$5,056	$5,939

	Capital in Excess of Par Value		Treasury Stock
Nine Months Ended October 30, 2020	Issued Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Dell Technologies Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Stockholders’ Equity (Deficit)
Balances as of January 31, 2020	745	$16,091	$2	$(65)	$(16,891)	$(709)	$(1,574)	$4,729	$3,155
Adjustment for adoption of accounting standards	—	—	—	—	(110)	—	(110)	—	(110)
Net income	—	—	—	—	2,023	—	2,023	139	2,162
Foreign currency translation adjustments	—	—	—	—	—	243	243	—	243
Cash flow hedges, net change	—	—	—	—	—	(69)	(69)	—	(69)
Pension and other post-retirement	—	—	—	—	—	(18)	(18)	—	(18)
Issuance of common stock	12	124	—	—	—	—	124	—	124
Stock-based compensation expense	—	332	—	—	—	—	332	887	1,219
Treasury stock repurchases	—	—	6	(240)	—	—	(240)	—	(240)
Revaluation of redeemable shares	—	102	—	—	—	—	102	—	102
Impact from equity transactions of non-controlling interests	—	70	—	—	—	—	70	(699)	(629)
Balances as of October 30, 2020	757	$16,719	8	$(305)	$(14,978)	$(553)	$883	$5,056	$5,939

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 — OVERVIEW AND BASIS OF PRESENTATION

References in these Notes to the Condensed Consolidated Financial Statements to the “Company” or “Dell Technologies” mean Dell Technologies Inc. individually and together with its consolidated subsidiaries.

Basis of Presentation — The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes filed with the U.S. Securities and Exchange Commission (“SEC”) in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2021. These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of Dell Technologies Inc. as of October 29, 2021 and January 29, 2021, the results of its operations and corresponding comprehensive income (loss) for the three and nine months ended October 29, 2021 and October 30, 2020, its cash flows for the nine months ended October 29, 2021 and October 30, 2020, and its statements of stockholders’ equity for the three and nine months ended October 29, 2021 and October 30, 2020.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and the accompanying Notes. Management has considered the actual and potential economic impacts of the coronavirus disease 2019 (“COVID-19”) pandemic on the Company’s critical and significant accounting estimates. Actual results could differ materially from those estimates. The results of operations and comprehensive income (loss), cash flows, and statements of stockholders’ equity for the three and nine months ended October 29, 2021 and October 30, 2020 are not necessarily indicative of the results to be expected for the full fiscal year or for any other fiscal period.

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

Spin-off of VMware, Inc. — On November 1, 2021, subsequent to the close of the Company’s third quarter of Fiscal 2022, the Company completed its previously announced spin-off of VMware, Inc. by means of a special stock dividend (the “VMware Spin-off”). The VMware Spin-off was effectuated pursuant to a Separation and Distribution Agreement, dated as of April 14, 2021 (the “Separation and Distribution Agreement”).

Immediately prior to the VMware Spin-off, on November 1, 2021, VMware paid a special cash dividend of $11.5 billion, in aggregate, to VMware, Inc. common stockholders of record as of 5:00 p.m., New York City time, on October 29, 2021 (the “Record Date”), of which Dell Technologies received approximately $9.3 billion. Dell Technologies used the net proceeds from its pro rata share of the cash dividend to repay a portion of its outstanding core debt.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Dell Technologies stockholders received approximately 0.440626 of a share of VMware Class A common stock for each share of Dell Technologies common stock held as of the Record Date, based on shares outstanding as of the completion of the VMware Spin-off, with no change to the capital structure of Dell Technologies. As a result of the VMware Spin-off, the pre-transaction stockholders of Dell Technologies own shares in two separate public companies, consisting of (1) VMware, Inc., which continues to own the businesses of VMware, Inc. and its subsidiaries, and (2) Dell Technologies, which continues to own Dell Technologies’ other businesses and subsidiaries.

Pursuant to the Dell Technologies Inc. 2013 Stock Incentive Plan that provides for equitable adjustments in the event of a restructuring event, stock awards that were outstanding at the time of the VMware spin-off were adjusted in the ratio of approximately 1.97 to 1. The conversion ratio was based on the Company’s pre-VMware Spin-off closing stock price on November 1, 2021 and post-VMware Spin-off opening stock price on November 2, 2021. The adjustment resulted in an increase of 30.1 million restricted stock units and 1.9 million stock options. The adjustment did not result in material incremental stock-based compensation expense as it was required by the Company’s equity incentive plan.

In connection with and upon completion of the VMware Spin-off, Dell Technologies and VMware, Inc. entered into various agreements that provide a framework for the relationship between the companies after the transaction, including, among others, a commercial framework agreement, a tax matters agreement, and a transition services agreement.

The Commercial Framework Agreement (“CFA”) provides a framework under which the Company and VMware, Inc. will continue their strategic commercial relationship after the transaction, particularly with respect to projects mutually agreed by the parties as having the potential to accelerate the growth of an industry, product, service, or platform that may provide one or both companies with a strategic market opportunity. The CFA has an initial term of five years, with automatic one-year renewals occurring annually thereafter, subject to certain terms and conditions.

The Tax Matters Agreement governs the respective rights, responsibilities, and obligations of Dell Technologies and VMware, Inc. with respect to tax liabilities (including taxes, if any, incurred as a result of any failure of the VMware Spin-off to qualify for tax-free treatment for U.S. federal income tax purposes) and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings, cooperation, and other matters regarding tax.

The Company will report VMware, Inc. results as discontinued operations beginning in the fourth quarter of Fiscal 2022.

See Note 5 and Note 18 of the Notes to the Condensed Consolidated Financial Statements for more information regarding debt repayments and the completion of the VMware Spin-off.

Boomi Divestiture — On October 1, 2021, Dell Technologies completed the sale of Boomi and certain related assets to Francisco Partners and TPG Capital. At the completion of the sale, the Company received total cash consideration of approximately $4.0 billion, resulting in a pre-tax gain on sale of $4.0 billion. The Company ultimately recorded a $3.0 billion gain, net of $1.0 billion in tax expense. The transaction was intended to support the Company’s focus on fueling growth initiatives through targeted investments to modernize Dell Technologies’ core infrastructure and by expanding in high-priority areas, including hybrid and private cloud, edge, telecommunications solutions, and the Company’s APEX offerings. Prior to the divestiture, Boomi’s operating results were included within Other businesses and did not qualify for presentation as a discontinued operation.

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

Recently Issued Accounting Pronouncements

Accounting for Contract Assets and Contract Liabilities from Contracts with Customers — In October 2021, the Financial Accounting Standards Board (“FASB”) issued guidance which requires companies to apply Topic 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact and timing of adoption of this guidance.

Reference Rate Reform — In March 2020, the FASB issued guidance which provides temporary optional expedients and exceptions to GAAP guidance on contract modifications and certain hedging relationships to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate to alternative reference rates. The Company may elect to apply the amendments prospectively through December 31, 2022. Adoption of the new guidance is not expected to have a material impact on the Company’s financial results.

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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 2 — FAIR VALUE MEASUREMENTS AND INVESTMENTS

The following table presents the Company’s hierarchy for its assets and liabilities measured and recorded at fair value on a recurring basis as of the dates indicated:

	October 29, 2021				January 29, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(in millions)
Assets:
Money market funds	$16,757	$—	$—	$16,757	$8,846	$—	$—	$8,846
Equity and other securities	155	—	—	155	449	—	—	449
Derivative instruments	—	195	—	195	—	104	—	104
Total assets	$16,912	$195	$—	$17,107	$9,295	$104	$—	$9,399
Liabilities:
Derivative instruments	$—	$100	$—	$100	$—	$133	$—	$133
Total liabilities	$—	$100	$—	$100	$—	$133	$—	$133

The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value:

Money Market Funds — The Company’s investments in money market funds that are classified as cash equivalents hold underlying investments with a weighted average maturity of 90 days or less and are recognized at fair value. The valuations of these securities are based on quoted prices in active markets for identical assets, when available, or pricing models whereby all significant inputs are observable or can be derived from or corroborated by observable market data. The Company reviews security pricing and assesses liquidity on a quarterly basis. As of October 29, 2021, the Company’s U.S. portfolio had no material exposure to money market funds with a fluctuating net asset value.

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

Deferred Compensation Plans — The Company offers deferred compensation plans for eligible employees, which allow participants to defer payment for a portion of their compensation. Assets were the same as liabilities associated with the plans at approximately $361 million and $308 million as of October 29, 2021 and January 29, 2021, respectively, and are included in other assets and other liabilities on the Condensed Consolidated Statements of Financial Position. The net impact to the Condensed Consolidated Statements of Income is not material since changes in the fair value of the assets substantially offset changes in the fair value of the liabilities. As such, assets and liabilities associated with these plans have not been included in the recurring fair value table above.

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

As of October 29, 2021 and January 29, 2021, the Company held private strategic investments of $1.3 billion and $1.0 billion, respectively. As these investments represent early-stage companies without readily determinable fair values, they are not included in the recurring fair value table above.

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

Carrying Value and Estimated Fair Value of Outstanding Debt — The following table presents the carrying value and estimated fair value of the Company’s outstanding debt as described in Note 5 of the Notes to the Condensed Consolidated Financial Statements, including the current portion, as of the dates indicated:

	October 29, 2021		January 29, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in billions)
Senior Secured Credit Facilities	$6.2	$6.3	$6.2	$6.3
First Lien Notes	$18.3	$22.8	$18.3	$22.8
Unsecured Notes and Debentures	$0.8	$1.2	$1.2	$1.6
Senior Notes	$1.6	$1.7	$2.7	$2.8
EMC Notes	$—	$—	$1.0	$1.0
VMware Notes	$10.7	$11.1	$4.7	$5.3
Margin Loan Facility	$—	$—	$4.0	$3.9

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Investments

The following table presents the carrying value of the Company’s investments as of the dates indicated:

	October 29, 2021				January 29, 2021
	Cost	Unrealized Gain	Unrealized (Loss)	Carrying Value	Cost	Unrealized Gain	Unrealized (Loss)	Carrying Value
	(in millions)
Equity and other securities	$1,236	$488	$(224)	$1,500	$907	$677	$(145)	$1,439
Fixed income debt securities	333	—	(6)	327	176	9	—	185
Total securities				$1,827				$1,624

Equity and other securities — The Company has strategic investments in publicly-traded and privately-held companies. For the nine months ended October 29, 2021, the equity and other securities without readily determinable fair values of $1.3 billion increased by $411 million, primarily due to upward adjustments for observable price changes of $448 million, partially offset by $37 million of downward adjustments that were primarily attributable to observable price changes. The remainder of equity and other securities consists of publicly-traded investments that are measured at fair value on a recurring basis.

Fixed income debt securities — The Company has fixed income debt securities carried at amortized cost. The debt securities are held as collateral for borrowings. The Company intends to hold the investments to maturity. Unrealized gains relate to foreign currency impacts.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 3 — FINANCIAL SERVICES

The Company offers or arranges various financing options, services, and alternative payment structures for its customers in North America, Europe, Australia, and New Zealand through Dell Financial Services and its affiliates (“DFS”). The Company also arranges financing for some of its customers in various countries where DFS does not currently operate as a captive enterprise. The Company further strengthens customer relationships through flexible consumption models, which enable the Company to offer its customers the option to pay over time and, in certain cases, based on utilization, to provide them with financial flexibility to meet their changing technological requirements. The key activities of DFS include originating, collecting, and servicing customer financing arrangements primarily related to the purchase or use of Dell Technologies products and services. In some cases, DFS also offers financing on the purchase of third-party technology products that complement the Dell Technologies portfolio of products and services. New financing originations were $2.0 billion and $2.1 billion for the three months ended October 29, 2021 and October 30, 2020, respectively, and $5.8 billion and $6.5 billion for the nine months ended October 29, 2021 and October 30, 2020, respectively.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Financing Receivables

The following table presents the components of the Company’s financing receivables segregated by portfolio segment as of the dates indicated:

	October 29, 2021			January 29, 2021
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total
	(in millions)
Financing receivables, net:
Customer receivables, gross (a)	$705	$9,495	$10,200	$796	$9,595	$10,391
Allowances for losses	(112)	(113)	(225)	(148)	(173)	(321)
Customer receivables, net	593	9,382	9,975	648	9,422	10,070
Residual interest	—	265	265	—	424	424
Financing receivables, net	$593	$9,647	$10,240	$648	$9,846	$10,494
Short-term	$593	$4,377	$4,970	$648	$4,507	$5,155
Long-term	$—	$5,270	$5,270	$—	$5,339	$5,339
____________________
(a)    Customer receivables, gross includes amounts due from customers under revolving loans, fixed-term loans, fixed-term sales-type or direct financing leases, and accrued interest.

The following tables present the changes in allowance for financing receivable losses for the periods indicated:

	Three Months Ended
	October 29, 2021			October 30, 2020
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total
	(in millions)
Allowance for financing receivable losses:
Balances at beginning of period	$126	$161	$287	$143	$180	$323
Charge-offs, net of recoveries	(9)	(20)	(29)	(13)	(6)	(19)
Provision charged to income statement	(5)	(28)	(33)	12	(9)	3
Balances at end of period	$112	$113	$225	$142	$165	$307

	Nine Months Ended
	October 29, 2021			October 30, 2020
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total
	(in millions)
Allowance for financing receivable losses:
Balances at beginning of period	$148	$173	$321	$70	$79	$149
Adjustment for adoption of accounting standard	—	—	—	40	71	111
Charge-offs, net of recoveries	(32)	(25)	(57)	(51)	(22)	(73)
Provision charged to income statement	(4)	(35)	(39)	83	37	120
Balances at end of period	$112	$113	$225	$142	$165	$307

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Aging

The following table presents the aging of the Company’s customer financing receivables, gross, including accrued interest, segregated by class, as of the dates indicated:

	October 29, 2021				January 29, 2021
	Current	Past Due 1 — 90 Days	Past Due >90 Days	Total	Current	Past Due 1 — 90 Days	Past Due >90 Days	Total
	(in millions)
Revolving — DPA	$485	$34	$10	$529	$578	$30	$13	$621
Revolving — DBC	157	16	3	176	157	14	4	175
Fixed-term — Consumer and Commercial	9,063	411	21	9,495	9,192	316	87	9,595
Total customer receivables, gross	$9,705	$461	$34	$10,200	$9,927	$360	$104	$10,391

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

Fixed-term consumer and commercial customer receivables are placed on non-accrual status if principal or interest is past due and considered delinquent, or if there is concern about collectibility of a specific customer receivable. These receivables identified as doubtful for collectibility may be classified as current for aging purposes. Aged revolving portfolio customer receivables identified as delinquent are charged-off. Receivables are moved back to accrual status when the collection of interest is probable, or the collection of the net investment is no longer doubtful.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Credit Quality

The following tables present customer receivables, gross, including accrued interest, by credit quality indicator segregated by class and year of origination, as of the dates indicated:

	October 29, 2021
	Fixed-term — Consumer and Commercial
	Fiscal Year of Origination
	2022	2021	2020	2019	2018	Years Prior	Revolving — DPA	Revolving — DBC	Total
	(in millions)
Higher	$2,441	$2,055	$1,108	$297	$45	$5	$135	$45	$6,131
Mid	765	863	426	126	24	1	163	55	2,423
Lower	486	515	267	60	10	1	231	76	1,646
Total	$3,692	$3,433	$1,801	$483	$79	$7	$529	$176	$10,200

	January 29, 2021
	Fixed-term — Consumer and Commercial
	Fiscal Year of Origination
	2021	2020	2019	2018	2017	Years Prior	Revolving — DPA	Revolving — DBC	Total
	(in millions)
Higher	$3,125	$1,802	$661	$166	$26	$—	$172	$47	$5,999
Mid	1,121	671	287	73	9	—	188	52	2,401
Lower	865	499	243	38	9	—	261	76	1,991
Total	$5,111	$2,972	$1,191	$277	$44	$—	$621	$175	$10,391

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Leases

Interest income on sales-type lease receivables was $59 million and $69 million for the three months ended October 29, 2021 and October 30, 2020, respectively, and $186 million and $200 million for the nine months ended October 29, 2021, and October 30, 2020, respectively.

The following table presents the net revenue, cost of net revenue, and gross margin recognized at the commencement date of sales-type leases for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020
	(in millions)
Net revenue — products	$183	$184	$607	$648
Cost of net revenue — products	162	102	467	435
Gross margin — products	$21	$82	$140	$213

The following table presents the future maturity of the Company’s fixed-term customer leases and associated financing payments, and reconciles the undiscounted cash flows to the customer receivables, gross recognized on the Condensed Consolidated Statements of Financial Position as of the date indicated:

October 29, 2021
(in millions)
Fiscal 2022 (remaining three months)	$775
Fiscal 2023	2,207
Fiscal 2024	1,445
Fiscal 2025	735
Fiscal 2026 and beyond	335
Total undiscounted cash flows	5,497
Fixed-term loans	4,620
Revolving loans	705
Less: unearned income	(622)
Total customer receivables, gross	$10,200

Operating Leases

The following table presents the components of the Company’s operating lease portfolio included in property, plant, and equipment, net as of the dates indicated:

	October 29, 2021	January 29, 2021
	(in millions)
Equipment under operating lease, gross	$2,367	$1,746
Less: accumulated depreciation	(787)	(432)
Equipment under operating lease, net	$1,580	$1,314

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents operating lease income related to lease payments and depreciation expense for the Company’s operating lease portfolio for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020
	(in millions)
Income related to lease payments	$187	$120	$510	$310
Depreciation expense	$140	$92	$383	$228

The following table presents the future payments to be received by the Company as lessor in operating lease contracts as of the date indicated:

October 29, 2021
(in millions)
Fiscal 2022 (remaining three months)	$220
Fiscal 2023	702
Fiscal 2024	437
Fiscal 2025	189
Fiscal 2026 and beyond	21
Total	$1,569

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

	October 29, 2021	January 29, 2021
	(in millions)
DFS U.S. debt:
Asset-based financing and securitization facilities	$2,650	$3,311
Fixed-term securitization offerings	3,618	2,961
Other	147	140
Total DFS U.S. debt	6,415	6,412
DFS international debt:
Securitization facility	751	786
Other borrowings	809	1,006
Note payable	250	250
Dell Bank Senior Unsecured Eurobonds	1,752	1,212
Total DFS international debt	3,562	3,254
Total DFS debt	$9,977	$9,666
Total short-term DFS debt	$5,475	$4,888
Total long-term DFS debt	$4,502	$4,778

DFS U.S. Debt

Asset-Based Financing and Securitization Facilities — The Company maintains separate asset-based financing facilities and a securitization facility in the United States, which are revolving facilities for fixed-term leases and loans and for revolving loans, respectively. This debt is collateralized solely by the U.S. lease and loan payments and associated equipment in the facilities. The debt has a variable interest rate and the duration of the debt is based on the terms of the underlying loan and lease payment streams. As of October 29, 2021, the total debt capacity related to the U.S. asset-based financing and securitization facilities was $4.5 billion. The Company enters into interest swap agreements to effectively convert a portion of this debt from a floating rate to a fixed rate. See Note 6 of the Notes to the Condensed Consolidated Financial Statements for additional information about interest rate swaps.

The Company’s U.S. securitization facility for revolving loans is effective through June 25, 2022. The Company’s two U.S. asset-based financing facilities for fixed-term leases and loans are effective through July 10, 2023 and July 26, 2022, respectively.

The asset-based financing and securitization facilities contain standard structural features related to the performance of the funded receivables, which include defined credit losses, delinquencies, average credit scores, and minimum collection requirements. In the event one or more of these criteria are not met and the Company is unable to restructure the facility, no further funding of receivables will be permitted and the timing of the Company’s expected cash flows from over-collateralization will be delayed. As of October 29, 2021, these criteria were met.

Fixed-Term Securitization Offerings — The Company periodically issues asset-backed debt securities under fixed-term securitization programs to private investors. The asset-backed debt securities are collateralized solely by the U.S. fixed-term leases and loans in the offerings, which are held by Special Purpose Entities (“SPEs”), as discussed below. The interest rate on these securities is fixed and ranges from 0.18% to 5.92% per annum, and the duration of these securities is based on the terms of the underlying loan and lease payment streams.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

DFS International Debt

Securitization Facility — The Company maintains a securitization facility in Europe for fixed-term leases and loans. This facility is effective through December 21, 2022 and had a total debt capacity of $934 million as of October 29, 2021.

The securitization facility contains standard structural features related to the performance of the securitized receivables, which include defined credit losses, delinquencies, average credit scores, and minimum collection requirements. In the event one or more of these criteria are not met and the Company is unable to restructure the program, no further funding of receivables will be permitted and the timing of the Company’s expected cash flows from over-collateralization will be delayed. As of October 29, 2021, these criteria were met.

Other Borrowings — In connection with the Company’s international financing operations, the Company enters into revolving structured financing debt programs related to its fixed-term lease and loan products sold in Canada, Europe, Australia, and New Zealand. The Canadian facility, which is collateralized solely by Canadian lease and loan payments and associated equipment, had a total debt capacity of $364 million as of October 29, 2021, and is effective through January 16, 2025. The European facility, which is collateralized solely by European loan and lease payments and associated equipment, had a total debt capacity of $701 million as of October 29, 2021, and is effective through December 14, 2023. The Australia and New Zealand facility, which is collateralized solely by Australia and New Zealand loan and lease payments and associated equipment, had a total debt capacity of $339 million as of October 29, 2021, and is effective through April 20, 2023.

Note Payable — On August 7, 2020, the Company entered into two new unsecured credit agreements to fund receivables in Mexico. As of October 29, 2021, the aggregate principal amount of the notes payable was $250 million. The notes bear interest at an annual rate of 3.37% and will mature on June 1, 2022.

Dell Bank Senior Unsecured Eurobonds — On October 17, 2019, Dell Bank International D.A.C., a wholly-owned subsidiary of Dell Technologies Inc., issued 500 million Euro of 0.625% senior unsecured three year eurobonds due October 2022. On June 24, 2020, Dell Bank International D.A.C. issued 500 million Euro of 1.625% senior unsecured four year eurobonds due June 2024. On October 27, 2021, Dell Bank International D.A.C. issued 500 million Euro of 0.5% senior unsecured five year eurobonds due October 2026. The issuances of the senior unsecured eurobonds support the expansion of the financing operations in Europe.

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

The following table presents financing receivables and equipment under operating leases, net held by the consolidated VIEs as of the dates indicated:

	October 29, 2021	January 29, 2021
	(in millions)
Assets held by consolidated VIEs
Other current assets	$843	$838
Financing receivables, net of allowance
Short-term	$3,467	$3,534
Long-term	$3,294	$3,314
Property, plant, and equipment, net	$874	$792
Liabilities held by consolidated VIEs
Debt, net of unamortized debt issuance costs
Short-term	$4,180	$4,208
Long-term	$2,826	$2,841

Loan and lease payments and associated equipment transferred via securitization through SPEs were $1.4 billion and $1.6 billion for the three months ended October 29, 2021 and October 30, 2020, respectively, and $4.1 billion and $4.6 billion for the nine months ended October 29, 2021 and October 30, 2020, respectively.

Customer Receivables Sales

To manage certain concentrations of customer credit exposure, the Company may sell selected fixed-term customer receivables to unrelated third parties on a periodic basis, without recourse. The amount of customer receivables sold for this purpose was $180 million and $414 million for the nine months ended October 29, 2021 and October 30, 2020, respectively. The Company’s continuing involvement in such customer receivables is primarily limited to servicing arrangements. The transactions are accounted for as sales and, accordingly, the customer receivables are derecognized from the Condensed Consolidated Statements of Financial Position at the time of sale.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 4 — LEASES

The Company enters into leasing transactions in which the Company is the lessee. These lease contracts are typically classified as operating leases. The Company’s lease contracts are generally for office buildings used to conduct its business, and the determination of whether such contracts contain leases generally does not require significant estimates or judgments. The Company also leases certain global logistics warehouses, employee vehicles, and equipment. As of October 29, 2021, the remaining terms of the Company’s leases range from less than one month to approximately 25 years.

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

Financial information associated with the Company’s leases in which the Company is the lessee is contained in this Note. As of both October 29, 2021 and January 29, 2021, there were no material finance leases for which the Company was a lessee.

The following table presents components of lease costs included in the Condensed Consolidated Statements of Income for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020
	(in millions)
Operating lease costs	$129	$129	$404	$384
Variable costs	35	37	97	113
Total lease costs	$164	$166	$501	$497

During both the nine months ended October 29, 2021 and October 30, 2020, sublease income, finance lease costs, and short-term lease costs were immaterial.

The following table presents supplemental information related to operating leases included in the Condensed Consolidated Statements of Financial Position as of the dates indicated:

	Classification	October 29, 2021	January 29, 2021
		(in millions, except for term and discount rate)
Operating lease right of use assets	Other non-current assets	$1,953	$2,117

Current operating lease liabilities	Accrued and other current liabilities	$439	$436
Non-current operating lease liabilities	Other non-current liabilities	1,657	1,787
Total operating lease liabilities		$2,096	$2,223

Weighted-average remaining lease term (in years)		8.75	8.85
Weighted-average discount rate		3.18%	3.47%

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents supplemental cash flow information related to leases for the periods indicated:

	Nine Months Ended
	October 29, 2021	October 30, 2020
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities — operating cash outflows from operating leases	$379	$384
Right-of-Use assets obtained in exchange for new operating lease liabilities	$232	$763

The following table presents the future maturities of the Company’s operating lease liabilities under non-cancelable leases and reconciles the undiscounted cash flows for these leases to the lease liability recognized on the Condensed Consolidated Statements of Financial Position as of the date indicated:

October 29, 2021
(in millions)
Fiscal 2022 (remaining three months)	$111
Fiscal 2023	475
Fiscal 2024	374
Fiscal 2025	276
Fiscal 2026	228
Thereafter	995
Total lease payments	2,459
Less: Imputed interest	(363)
Total	$2,096
Current operating lease liabilities	$439
Non-current operating lease liabilities	$1,657

Future lease commitments after Fiscal 2026 include the ground lease on VMware, Inc.’s Palo Alto, California headquarters facilities, which expires in Fiscal 2047.

As of October 29, 2021, the Company has additional operating leases that have not yet commenced representing $64 million of undiscounted lease liabilities. These operating leases will commence in the remaining three months of Fiscal 2022 or Fiscal 2023 with lease terms of one year to 10 years.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 5 — DEBT
The following table presents the Company’s outstanding debt as of the dates indicated:

	October 29, 2021	January 29, 2021
	(in millions)
Secured Debt
Senior Secured Credit Facilities:
2.00% Term Loan B-2 Facility due September 2025 (a)	$3,120	$3,143
1.84% Term Loan A-6 Facility due March 2024 (a)	3,134	3,134
First Lien Notes:
5.45% due June 2023 (a)	3,750	3,750
4.00% due July 2024	1,000	1,000
5.85% due July 2025	1,000	1,000
6.02% due June 2026	4,500	4,500
4.90% due October 2026	1,750	1,750
6.10% due July 2027	500	500
5.30% due October 2029	1,750	1,750
6.20% due July 2030	750	750
8.10% due July 2036	1,500	1,500
8.35% due July 2046	2,000	2,000
Unsecured Debt
Unsecured Notes and Debentures:
4.625% due April 2021	—	400
7.10% due April 2028	300	300
6.50% due April 2038	388	388
5.40% due September 2040	264	264
Senior Notes:
5.875% due June 2021	—	1,075
7.125% due June 2024 (a)	1,625	1,625
EMC Notes:
3.375% due June 2023	—	1,000
VMware Notes:
2.95% due August 2022	1,500	1,500
0.60% due August 2023	1,000	—
1.00% due August 2024	1,250	—
4.50% due May 2025	750	750
1.40% due August 2026	1,500	—
4.65% due May 2027	500	500
3.90% due August 2027	1,250	1,250
1.80% due August 2028	750	—
4.70% due May 2030	750	750
2.20% due August 2031	1,500	—
DFS Debt (Note 3)	9,977	9,666
Other
2.44% Margin Loan Facility due April 2022	—	4,000
Other	400	235
Total debt, principal amount	$48,458	$48,480

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	October 29, 2021	January 29, 2021
	(in millions)
Total debt, principal amount	$48,458	$48,480
Unamortized discount, net of unamortized premium	(175)	(194)
Debt issuance costs	(304)	(302)
Total debt, carrying value	$47,979	$47,984
Total short-term debt, carrying value (b)	$16,280	$6,362
Total long-term debt, carrying value	$31,699	$41,622
____________________
(a)    Subsequent to October 29, 2021, the Company used the net proceeds from its $9.3 billion pro rata share of the cash dividend received in connection with the VMware Spin-off, as well as cash on hand, to repay $3.12 billion principal amount of the 2.00% Term Loan B-2 Facility due September 2025, $3.13 billion principal amount of the 1.84% Term Loan A-6 Facility due March 2024, $1.63 billion principal amount of the 7.125% Senior Notes due June 2024, and $1.50 billion principal amount of the 5.45% First Lien Notes due June 2023.
(b)    Given the probability of the close of the VMware Spin-off and the Company’s intent and ability to repay, the Company classified $9.4 billion principal amount of debt as short-term liabilities on the Condensed Consolidated Statements of Financial Position as of October 29, 2021.

During the nine months ended October 29, 2021, the net decrease in the Company’s debt balance was primarily due to:
•repayment of $1.0 billion principal amount of the 3.375% EMC Notes due June 2023;
•repayment of $4.0 billion principal amount of the 2.44% Margin Loan Facility due April 2022;
•repayment of $1.1 billion principal amount of the 5.875% Senior Notes due June 2021; and
•repayment of $0.4 billion principal amount of the 4.625% Unsecured Notes due April 2021.

See Note 18 of the Notes to the Condensed Consolidated Financial Statements for more information about debt repayments that occurred subsequent to October 29, 2021.

Secured Debt

Senior Secured Credit Facilities — The Company has entered into a credit agreement (the “Existing Credit Agreement”) that provides for senior secured credit facilities (the “Senior Secured Credit Facilities”) comprising (a) term loan facilities and (b) a senior secured Revolving Credit Facility, which provides for a borrowing capacity of up to $4.5 billion for general corporate purposes, including capacity for up to $0.5 billion of letters of credit and for borrowings of up to $0.4 billion under swing-line loans. The Revolving Credit Facility expires December 20, 2023.

As of October 29, 2021, available borrowings under the Revolving Credit Facility totaled $4.5 billion. The Senior Secured Credit Facilities provide that the borrowers have the right at any time, subject to customary conditions, to request incremental term loans or incremental revolving commitments.

On February 18, 2021, the Company entered into an eighth refinancing amendment to the credit agreement for the Senior Secured Credit Facilities to refinance the existing term B loans (the “Original Term B Loans”) with a new term loan B facility consisting of an aggregate principal amount of $3.1 billion refinancing term B-2 loans (the “Refinancing Term B-2 Loans”) maturing on September 19, 2025. Proceeds from the Refinancing Term B-2 Loans, together with other funds available to the borrowers, were used to repay in full the Original Term B Loans and all accrued and unpaid fees in respect thereof.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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

Subsequent to October 29, 2021, the Company repaid the remaining $3.12 billion principal amount of the Term B-2 Loans and the remaining $3.13 billion principal amount of the Term Loan A-6 Facility. On November 1, 2021, the Company entered into a new senior secured Revolving Credit Facility (the “2021 Revolving Credit Facility”) to replace the old senior secured Revolving Credit Facility under the Existing Credit Agreement. Following the full redemption of the outstanding term loan facilities and placement of the Revolving Credit Facility, the Existing Credit Agreement was terminated. See Note 18 of the Notes to the Condensed Consolidated Financial Statements for more information.

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

Subsequent to October 29, 2021, the Company repaid $1.5 billion principal amount of First Lien Notes. Further, in conjunction with the termination of the Existing Credit Agreement, the tangible and intangible assets of the issuers and guarantors that secure obligations under the Senior Secured Credit Facilities were released as collateral and the First Lien Notes became fully unsecured. See Note 18 of the Notes to the Condensed Consolidated Financial Statements for more information about the First Lien Notes principal repayment subsequent to October 29, 2021.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Senior Notes — The senior unsecured notes (collectively, the “Senior Notes”) were issued on June 22, 2016 in an aggregate principal amount of $3.3 billion. Interest on outstanding borrowings is payable semiannually. Subsequent to October 29, 2021, the Company repaid the remaining $1.63 billion principal amount of Senior Notes. Following the full redemption of the Senior Note, the indenture governing the Senior Notes was terminated. See Note 18 of the Notes to the Condensed Consolidated Financial Statements for more information about the Senior Notes principal repayment subsequent to October 29, 2021.

EMC Notes — On September 7, 2016, as result of the merger with EMC, Dell acquired multiple outstanding Notes (collectively, the “EMC Notes”). During the three months ended October 29, 2021, the Company repaid the remaining $1.0 billion principal amount of the EMC Notes.

VMware Notes — VMware, Inc. completed public offerings of unsecured senior notes in the aggregate amounts of $4.0 billion, $2.0 billion, and $6.0 billion on August 21, 2017, April 7, 2020, and August 2, 2021, respectively (the “VMware Notes”). None of the net proceeds of such borrowings will be made available to support the operations or satisfy any corporate purposes of Dell Technologies, other than the operations and corporate purposes of VMware, Inc. and VMware, Inc.’s subsidiaries. Interest on outstanding borrowings is payable semiannually.

VMware Revolving Credit Facility and Term Loan Facilities — On September 12, 2017, VMware, Inc. entered into an unsecured credit agreement, that established a revolving credit facility (the “VMware Revolving Credit Facility”) with a syndicate of lenders that provided the company with a borrowing capacity of up to $1.0 billion for VMware, Inc. general corporate purposes. On September 2, 2021, VMware, Inc. entered into an unsecured credit agreement establishing a revolving credit facility with a syndicate of lenders that provides VMware, Inc. with a borrowing capacity of up to $1.5 billion for general corporate purposes (the “2021 VMware Revolving Credit Facility”). The 2021 VMware Revolving Credit Facility replaced VMware, Inc.’s existing $1.0 billion revolving credit facility that was undrawn. Commitments under the 2021 Revolving Credit Facility are available for a period of five years, which may be extended, subject to the satisfaction of certain conditions, by up to two one-year periods. The credit agreement contains certain representations, warranties and covenants. Commitment fees, interest rates and other terms of borrowing under the 2021 Revolving Credit Facility may vary based on VMware’s external credit ratings. As of October 29, 2021, there were no outstanding borrowings under the 2021 VMware Revolving Credit Facility.

In addition, VMware, Inc. received commitments from financial institutions for a 3-year senior unsecured term loan facility and a 5-year senior unsecured term loan facility that would provide VMware, Inc. with a borrowing capacity of up to $4.0 billion (the “VMware Term Loan Facilities”). VMware, Inc. may borrow against the term loan once up to its borrowing capacity of $4.0 billion. Subsequent to October 29, 2021, and in advance of the close of the VMware Spin-off on November 1, 2021, VMware, Inc. borrowed $4.0 billion against the VMware Term Loan Facilities with the proceeds utilized to fund a portion of the special cash dividend paid by VMware, Inc. in connection with the VMware Spin-off transaction. See Note 18 of the Notes to the Condensed Consolidated Financial Statements for more information about the VMware Spin-off transaction.

None of the net proceeds of the 2021 VMware Revolving Credit Facility or the VMware Term Loan Facilities will be made available to support the operations or satisfy any corporate purposes of Dell Technologies, other than the operations and corporate purposes of VMware, Inc. and VMware, Inc.’s subsidiaries.

DFS Debt

See Note 3 and Note 6 of the Notes to the Condensed Consolidated Financial Statements, respectively, for discussion of DFS debt and the interest rate swap agreements that hedge a portion of that debt.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Other

Margin Loan Facility — On April 12, 2017, the Company entered into the Margin Loan Facility in an aggregate principal amount of $2.0 billion. In connection with the Class V transaction described in Note 1 of the Notes to the Condensed Consolidated Financial Statements, on December 20, 2018, the Company amended the Margin Loan Facility to increase the aggregate principal amount to $3.4 billion. In connection with obtaining the Term Loan A-6 Facility during the fiscal year ended January 31, 2020, the Company increased the aggregate principal amount of the Margin Loan Facility to $4.0 billion. VMware Holdco LLC, a wholly-owned subsidiary of EMC, was the borrower under the Margin Loan Facility, which was secured by approximately 76 million shares of Class B common stock of VMware, Inc. and approximately 24 million shares of Class A common stock of VMware, Inc.

Loans under the Margin Loan Facility bore interest at a rate per annum payable, at the borrower’s option, either at (a) a base rate plus 1.25% per annum or (b) a LIBOR-based rate plus 2.25% per annum. Interest under the Margin Loan Facility was payable quarterly. The Margin Loan Facility was scheduled to mature in April 2022. The borrower had the option to voluntarily repay outstanding loans under the Margin Loan Facility at any time without premium or penalty, other than customary “breakage” costs, subject to certain minimum threshold amounts for prepayment. During the nine months ended October 29, 2021, the Company repaid the $4.0 billion principal amount of the Margin Loan Facility. Upon repayment, the VMware, Inc. common stock pledged to secure the Margin Loan Facility was released as collateral in accordance with the associated Margin Loan Facility agreement.

Aggregate Future Maturities

The following table presents the aggregate future maturities of the Company’s debt as of October 29, 2021 for the periods indicated:

	Maturities by Fiscal Year (a)
	2022 (remaining three months)	2023	2024	2025	2026	Thereafter	Total
	(in millions)
Senior Secured Credit Facilities and First Lien Notes	$7,754	$—	$2,250	$1,000	$1,000	$12,750	$24,754
Unsecured Notes and Debentures	—	—	—	—	—	952	952
Senior Notes and EMC Notes	1,625	—	—	—	—	—	1,625
VMware Notes	—	1,500	1,000	1,250	750	6,250	10,750
DFS Debt	1,378	5,019	1,888	1,016	86	590	9,977
Other	9	33	187	124	23	24	400
Total maturities, principal amount	10,766	6,552	5,325	3,390	1,859	20,566	48,458
Associated carrying value adjustments	(94)	(7)	(20)	(20)	(6)	(332)	(479)
Total maturities, carrying value amount	$10,672	$6,545	$5,305	$3,370	$1,853	$20,234	$47,979
____________________
(a) Maturities by Fiscal Year reflects $9.4 billion principal amount of debt within the remaining three months of Fiscal 2022 to align to the classification of this debt as short-term on the Condensed Consolidated Statements of Financial Position and reflect the Company’s intent to repay during the fourth quarter of Fiscal 2022.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

As of October 29, 2021, the Company had certain consolidated subsidiaries that were designated as unrestricted subsidiaries for all purposes of the applicable credit agreements and the indentures governing the First Lien Notes and the Senior Notes. Substantially all of the net assets of the Company’s consolidated subsidiaries were restricted, with the exception of the Company’s unrestricted subsidiaries, primarily VMware, Inc., Secureworks, and their respective subsidiaries, as of October 29, 2021.

The Senior Secured Credit Facilities and the Revolving Credit Facility are subject to a first lien leverage ratio covenant that is tested at the end of each fiscal quarter of Dell with respect to Dell’s preceding four fiscal quarters. The Company was in compliance with all financial covenants as of October 29, 2021.

Subsequent to October 29, 2021 and following the full redemption of the outstanding term loan facilities and Senior Notes, the Existing Credit Agreement and the indenture governing the Senior Notes were terminated. The 2021 Revolving Credit Facility contains customary negative covenants that generally limit the ability of Dell, Dell International L.L.C, and EMC to create liens and make fundamental changes. The 2021 Revolving Credit Facility is subject to an interest coverage ratio covenant that is tested at the end of each fiscal quarter of Dell with respect to Dell’s preceding four fiscal quarters. See Note 18 of the Notes to the Condensed Consolidated Financial Statements for more information about debt repayments that occurred subsequent to October 29, 2021.

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

During the three and nine months ended October 29, 2021 and October 30, 2020, the Company did not discontinue any cash flow hedges related to foreign exchange contracts that had a material impact on the Company’s results of operations due to the probability that the forecasted cash flows would not occur.

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

Interest Rate Risk

The Company uses interest rate swaps to hedge the variability in cash flows related to the interest rate payments on structured financing debt. The interest rate swaps economically convert the variable rate on the structured financing debt to a fixed interest rate to match the underlying fixed rate being received on fixed-term customer leases and loans. These contracts are not designated for hedge accounting and most expire within four years or less.

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

The Company utilizes cross currency amortizing swaps to hedge the currency and interest rate risk exposure associated with the European securitization program.  The cross currency swaps combine a Euro-based interest rate swap with a British Pound or U.S. Dollar foreign exchange forward contract in which the Company pays a fixed British Pound or U.S. Dollar amount and receives a floating amount in Euros linked to the one-month Euribor.  The notional value of the swaps amortizes in line with the expected cash flows and run-off of the securitized assets.  The swaps are not designated for hedge accounting and expire within five years or less.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Derivative Instruments

Notional Amounts of Outstanding Derivative Instruments

	October 29, 2021	January 29, 2021
	(in millions)
Foreign exchange contracts:
Designated as cash flow hedging instruments	$8,354	$6,840
Non-designated as hedging instruments	9,570	9,890
Total	$17,924	$16,730
Interest rate contracts:
Non-designated as hedging instruments	$6,393	$5,859

Effect of Derivative Instruments Designated as Hedging Instruments on the Condensed Consolidated Statements of Financial Position and the Condensed Consolidated Statements of Income

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in Accumulated OCI, Net of Tax, on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income
	(in millions)		(in millions)
For the three months ended October 29, 2021
		Total net revenue	$66
Foreign exchange contracts	$86	Total cost of net revenue	8
Interest rate contracts	—	Interest and other, net	—
Total	$86		$74

For the three months ended October 30, 2020
		Total net revenue	$(88)
Foreign exchange contracts	$45	Total cost of net revenue	4
Interest rate contracts	—	Interest and other, net	—
Total	$45		$(84)

For the nine months ended October 29, 2021
		Total net revenue	$31
Foreign exchange contracts	$150	Total cost of net revenue	3
Interest rate contracts	—	Interest and other, net	—
Total	$150		$34

For the nine months ended October 30, 2020
		Total net revenue	$17
Foreign exchange contracts	$(45)	Total cost of net revenue	7
Interest rate contracts	—	Interest and other, net	—
Total	$(45)		$24

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Effect of Derivative Instruments Not Designated as Hedging Instruments on the Condensed Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020	Location of Gain (Loss) Recognized
	(in millions)
Gain (Loss) Recognized:
Foreign exchange contracts	$(85)	$(127)	$(242)	$87	Interest and other, net
Interest rate contracts	4	1	1	(43)	Interest and other, net
Total	$(81)	$(126)	$(241)	$44

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Fair Value of Derivative Instruments in the Condensed Consolidated Statements of Financial Position

The Company presents its foreign exchange derivative instruments on a net basis in the Condensed Consolidated Statements of Financial Position due to the right of offset by its counterparties under master netting arrangements. The following tables present the fair value of those derivative instruments presented on a gross basis as of the dates indicated:

	October 29, 2021
	Other Current Assets	Other Non- Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value
	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange contracts in an asset position	$112	$—	$8	$—	$120
Foreign exchange contracts in a liability position	(19)	—	(12)	—	(31)
Net asset (liability)	93	—	(4)	—	89
Derivatives not designated as hedging instruments:
Foreign exchange contracts in an asset position	244	—	25	—	269
Foreign exchange contracts in a liability position	(159)	—	(82)	(7)	(248)
Interest rate contracts in an asset position	—	17	—	—	17
Interest rate contracts in a liability position	—	—	—	(32)	(32)
Net asset (liability)	85	17	(57)	(39)	6
Total derivatives at fair value	$178	$17	$(61)	$(39)	$95

	January 29, 2021
	Other Current Assets	Other Non- Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value
	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange contracts in an asset position	$28	$—	$18	$—	$46
Foreign exchange contracts in a liability position	(10)	—	(15)	—	(25)
Net asset (liability)	18	—	3	—	21
Derivatives not designated as hedging instruments:
Foreign exchange contracts in an asset position	184	—	58	—	242
Foreign exchange contracts in a liability position	(108)	—	(159)	(4)	(271)
Interest rate contracts in an asset position	—	10	—	—	10
Interest rate contracts in a liability position	—	—	—	(31)	(31)
Net asset (liability)	76	10	(101)	(35)	(50)
Total derivatives at fair value	$94	$10	$(98)	$(35)	$(29)

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following tables present the gross amounts of the Company’s derivative instruments, amounts offset due to master netting agreements with the Company’s counterparties, and the net amounts recognized in the Condensed Consolidated Statements of Financial Position as of the dates indicated:

	October 29, 2021
	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ (Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount of Assets/ (Liabilities) Recognized in the Statement of Financial Position
				Financial Instruments	Cash Collateral Received or Pledged
	(in millions)
Derivative instruments:
Financial assets	$406	$(211)	$195	$—	$—	$195
Financial liabilities	(311)	211	(100)	—	21	(79)
Total derivative instruments	$95	$—	$95	$—	$21	$116

	January 29, 2021
	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ (Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount of Assets/ (Liabilities) Recognized in the Statement of Financial Position
				Financial Instruments	Cash Collateral Received or Pledged
	(in millions)
Derivative instruments:
Financial assets	$298	$(194)	$104	$—	$—	$104
Financial liabilities	(327)	194	(133)	—	2	(131)
Total derivative instruments	$(29)	$—	$(29)	$—	$2	$(27)

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Infrastructure Solutions Group, Client Solutions Group, and VMware reporting units are consistent with the reportable segments identified in Note 16 of the Notes to the Condensed Consolidated Financial Statements. Other businesses consists of Secureworks and Virtustream which each represent separate reporting units.

The following table presents goodwill allocated to the Company’s reportable segments and changes in the carrying amount of goodwill as of the dates indicated:

	Infrastructure Solutions Group	Client Solutions Group	VMware	Other Businesses	Total
	(in millions)
Balance as of January 29, 2021	$15,324	$4,237	$20,802	$466	$40,829
Goodwill acquired	—	—	(1)	—	(1)
Impact of foreign currency translation	(88)	—	—	—	(88)
Goodwill divested (a)	—	—	—	(39)	(39)
Balance as of October 29, 2021	$15,236	$4,237	$20,801	$427	$40,701
____________________
(a)    During the three months ended October 29, 2021, Dell Technologies completed its sale of Boomi. Prior to the divestiture, Boomi was included within Other businesses. See Note 1 of the Notes to the Condensed Consolidated Financial Statements for additional information about the divestiture of Boomi.

Intangible Assets

The following table presents the Company’s intangible assets as of the dates indicated:

	October 29, 2021			January 29, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in millions)
Customer relationships	$22,387	$(16,672)	$5,715	$22,394	$(15,448)	$6,946
Developed technology	15,479	(12,939)	2,540	15,488	(12,136)	3,352
Trade names	1,286	(977)	309	1,285	(909)	376
Definite-lived intangible assets	39,152	(30,588)	8,564	39,167	(28,493)	10,674
Indefinite-lived trade names	3,755	—	3,755	3,755	—	3,755
Total intangible assets	$42,907	$(30,588)	$12,319	$42,922	$(28,493)	$14,429

Amortization expense related to definite-lived intangible assets was approximately $0.7 billion and $0.8 billion for the three months ended October 29, 2021 and October 30, 2020, respectively, and $2.1 billion and $2.5 billion for the nine months ended October 29, 2021 and October 30, 2020, respectively. There were no material impairment charges related to intangible assets during the three and nine months ended October 29, 2021 or October 30, 2020.

During the three months ended May 1, 2020, the Company recognized proceeds and a gain of $120 million from the sale of certain internally developed intellectual property assets.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents the estimated future annual pre-tax amortization expense of definite-lived intangible assets as of the date indicated:

October 29, 2021
(in millions)
Fiscal 2022 (remaining three months)	$589
Fiscal 2023	1,826
Fiscal 2024	1,458
Fiscal 2025	1,107
Fiscal 2026	858
Thereafter	2,726
Total	$8,564

Goodwill and Intangible Assets Impairment Testing

Goodwill and indefinite-lived intangible assets are tested for impairment annually during the third fiscal quarter and whenever events or circumstances may indicate that an impairment has occurred.

For the annual impairment review in the third quarter of Fiscal 2022, the Company elected to bypass the assessment of qualitative factors to determine whether it was more likely than not that the fair value of a reporting unit was less than its carrying amount, including goodwill. In electing to bypass the qualitative assessment, the Company proceeded directly to performing a quantitative goodwill impairment test to measure the fair value of each goodwill reporting unit relative to its carrying amount, and to determine the amount of goodwill impairment loss to be recognized, if any.

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

Based on the results of the annual impairment test performed during the three months ended October 29, 2021, the fair values of each of the reporting units exceeded their carrying values. No impairment test was performed during the nine months ended October 29, 2021 other than the Company’s annual impairment review.

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

The following table presents the changes in the Company’s deferred revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020
	(in millions)
Deferred revenue:
Deferred revenue at beginning of period	$31,843	$28,791	$30,801	$27,800
Revenue deferrals	5,706	5,432	18,889	17,560
Revenue recognized	(6,095)	(5,542)	(18,092)	(16,418)
Other (a)	—	—	(144)	(261)
Deferred revenue at end of period	$31,454	$28,681	$31,454	$28,681
Short-term deferred revenue	$16,569	$15,259	$16,569	$15,259
Long-term deferred revenue	$14,885	$13,422	$14,885	$13,422
____________________
(a) For the nine months ended October 29, 2021, Other consists of divested deferred revenue from the sale of Boomi. For the nine months ended October 30, 2020, Other consists of divested deferred revenue from the sale of RSA Security. See Note 1 of the Notes to the Condensed Consolidated Financial Statements for more information about the divestitures of Boomi and of RSA Security. There was no impact to deferred revenue for the three months ended October 29, 2021 or October 30, 2020 as liabilities in both instances were previously classified as held for sale.

Remaining Performance Obligations — Remaining performance obligations represent the aggregate amount of the transaction price allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include deferred revenue plus unbilled amounts not yet recorded in deferred revenue. The value of the transaction price allocated to remaining performance obligations as of October 29, 2021 was approximately $47 billion. The Company expects to recognize approximately 62% of remaining performance obligations as revenue in the next twelve months, and the remainder thereafter.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Purchase Obligations

The Company has contractual obligations to purchase goods or services, which specify significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. As of October 29, 2021, purchase obligations were $5.2 billion, $0.7 billion, and $0.8 billion for the remaining three months of Fiscal 2022, for Fiscal 2023, and for Fiscal 2024 and thereafter, respectively.

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

In accordance with the relevant accounting guidance, the Company provides disclosures of matters where it is at least reasonably possible that the Company could experience a material loss exceeding the amounts already accrued for these or other proceedings or matters. In addition, the Company also discloses matters based on its consideration of other matters and qualitative factors, including the experience of other companies in the industry, and investor, customer, and employee relations considerations. As of October 29, 2021, the Company does not believe there is a reasonable possibility that a material loss exceeding the amounts already accrued for these or other proceedings or matters has been incurred. However, since the ultimate resolution of any such proceedings and matters is inherently unpredictable, the Company’s business, financial condition, results of operations, or cash flows could be materially affected in any particular period by unfavorable outcomes in one or more of these proceedings or matters. Whether the outcome of any claim, suit, assessment, investigation, or legal proceeding, individually or collectively, could have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows will depend on a number of factors, including the nature, timing, and amount of any associated expenses, amounts paid in settlement, damages, or other remedies or consequences.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 10 — INCOME AND OTHER TAXES

For the three months ended October 29, 2021 and October 30, 2020, the Company’s effective income tax rate was 18.7% and 37.2%, respectively, on pre-tax income of $4.8 billion and $1.4 billion, respectively. For the nine months ended October 29, 2021 and October 30, 2020, the Company’s effective income tax rate was 15.9% and -6.1%, respectively, on pre-tax income of $6.8 billion and $2.0 billion, respectively.

For the three and nine months ended October 29, 2021, the Company’s effective income tax rate includes tax expense of $1.0 billion related to the divestiture of Boomi during the period. In comparison, for the nine months ended October 30, 2020, the Company’s effective income tax rate includes discrete tax benefits of $746 million related to an audit settlement that was recorded in the second quarter of Fiscal 2021 and tax expenses of $359 million relating to the divestiture of RSA Security during the third quarter of Fiscal 2021. The Company’s effective income tax rates were also impacted by changes in the Company’s jurisdictional mix of income and lower overall taxes on foreign operations.

The differences between the estimated effective income tax rates and the U.S. federal statutory rate of 21% principally result from the Company’s geographical distribution of income, differences between the book and tax treatment of certain items, and the discrete tax items discussed above. In certain jurisdictions, the Company’s tax rate is significantly less than the applicable statutory rate as a result of tax holidays. The majority of the Company’s foreign income that is subject to these tax holidays and lower tax rates is attributable to Singapore and China. A significant portion of these income tax benefits relate to a tax holiday that will be effective until January 31, 2029. The Company’s other tax holidays will expire in whole or in part during fiscal years 2022 through 2030. Many of these tax holidays and reduced tax rates may be extended when certain conditions are met or may be terminated early if certain conditions are not met. As of October 29, 2021, the Company was not aware of any matters of non-compliance related to these tax holidays.

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

Judgment is required in evaluating the Company’s uncertain tax positions and determining the Company’s provision for income taxes. The unrecognized tax benefits were $1.5 billion and $1.4 billion as of October 29, 2021 and January 29, 2021, respectively, and are included in Other non-current liabilities in the Condensed Consolidated Statements of Financial Position. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

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

The following table presents changes in accumulated other comprehensive income (loss), net of tax, by the following components as of the dates indicated:

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Pension and Other Postretirement Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balances as of January 29, 2021	$(150)	$(86)	$(78)	$(314)
Other comprehensive income (loss) before reclassifications	(201)	150	2	(49)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(34)	3	(31)
Total change for the period	(201)	116	5	(80)
Less: Change in comprehensive income (loss) attributable to non-controlling interests	—	—	—	—
Balances as of October 29, 2021	$(351)	$30	$(73)	$(394)

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents reclassifications out of accumulated other comprehensive income (loss), net of tax, to net income for the periods indicated:

	Three Months Ended
	October 29, 2021			October 30, 2020
	Cash Flow Hedges	Pensions	Total	Cash Flow Hedges	Pensions	Total
	(in millions)
Total reclassifications, net of tax:
Net revenue	$66	$—	$66	$(88)	$—	$(88)
Cost of net revenue	8	—	8	4	—	4
Operating expenses	—	(1)	(1)	—	1	1
Total reclassifications, net of tax	$74	$(1)	$73	$(84)	$1	$(83)

	Nine Months Ended
	October 29, 2021			October 30, 2020
	Cash Flow Hedges	Pensions	Total	Cash Flow Hedges	Pensions	Total
	(in millions)
Total reclassifications, net of tax:
Net revenue	$31	$—	$31	$17	$—	$17
Cost of net revenue	3	—	3	7	—	7
Operating expenses	—	(3)	(3)	—	(3)	(3)
Total reclassifications, net of tax	$34	$(3)	$31	$24	$(3)	$21

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 12 — NON-CONTROLLING INTERESTS

VMware, Inc. — The non-controlling interests’ share of equity in VMware, Inc. is reflected as a component of the non-controlling interests in the Condensed Consolidated Statements of Financial Position and was $5.1 billion and $5.0 billion as of October 29, 2021 and January 29, 2021, respectively. As of October 29, 2021 and January 29, 2021, the Company held approximately 80.5% and 80.6%, respectively, of the outstanding equity interest in VMware, Inc. On November 1, 2021, subsequent to the close of the third quarter of Fiscal 2022, the Company completed the VMware Spin-off. See Note 1 and Note 18 of the Notes to the Condensed Consolidated Financial Statements for more information regarding the completion of the VMware Spin-off.

Secureworks — The non-controlling interests’ share of equity in Secureworks is reflected as a component of the non-controlling interests in the Condensed Consolidated Statements of Financial Position and was $105 million and $96 million as of October 29, 2021 and January 29, 2021, respectively. As of October 29, 2021 and January 29, 2021, the Company held approximately 84.0% and 85.7%, respectively, of the outstanding equity interest in Secureworks, excluding restricted stock awards (“RSAs”) and 83.1% and 84.9%, respectively, including RSAs.

The following table presents the effect of changes in the Company’s ownership interest in VMware, Inc. and Secureworks on the Company’s equity for the period indicated:

Nine Months Ended
October 29, 2021
(in millions)
Net income attributable to Dell Technologies Inc.	$5,561
Transfers (to)/from the non-controlling interests:
Increase in Dell Technologies Inc. additional paid-in-capital for equity issuances and other equity activity	762
Decrease in Dell Technologies Inc. additional paid-in-capital for equity issuances and other equity activity	(828)
Net transfers to non-controlling interests	(66)
Change from net income attributable to Dell Technologies Inc. and transfers to the non-controlling interests	$5,495

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 13 — CAPITALIZATION

The following table presents the Company’s authorized, issued, and outstanding common stock as of the dates indicated:

	Authorized	Issued	Outstanding
	(in millions)
Common stock as of October 29, 2021
Class A	600	379	379
Class B	200	95	95
Class C	7,900	301	293
Class D	100	—	—
Class V	343	—	—
	9,143	775	767

Common stock as of January 29, 2021
Class A	600	385	385
Class B	200	102	102
Class C	7,900	274	266
Class D	100	—	—
Class V	343	—	—
	9,143	761	753

Under the Company’s certificate of incorporation as amended and restated upon the completion of the Class V transaction described in Note 1 of the Notes to the Condensed Consolidated Financial Statements, the Company is prohibited from issuing any of the authorized shares of Class V Common Stock.

Preferred Stock

The Company is authorized to issue one million shares of preferred stock, par value $0.01 per share. As of October 29, 2021 and January 29, 2021, no shares of preferred stock were issued or outstanding.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Conversion Rights — Under the Company’s certificate of incorporation, at any time and from time to time, any holder of Class A Common Stock or Class B Common Stock has the right to convert all or any of the shares of Class A Common Stock or Class B Common Stock, as applicable, held by such holder into shares of Class C Common Stock on a one-to-one basis.  During the nine months ended October 29, 2021, the Company issued 5,912,845 shares of Class C Common Stock to stockholders upon the conversion of the same number of shares of Class A Common Stock into Class C Common Stock in accordance with the Company’s certificate of incorporation. During the nine months ended October 29, 2021, the Company issued 6,334,990 shares of Class C Common Stock to stockholders upon their conversion of the same number of shares of Class B Common Stock into Class C Common Stock in accordance with the Company’s certificate of incorporation.

Repurchases of Common Stock

Dell Technologies Common Stock Repurchases by Dell Technologies

On February 24, 2020, the Company’s board of directors approved a stock repurchase program under which the Company was authorized to repurchase up to $1.0 billion of shares of the Class C Common Stock over a 24-month period expiring on February 28, 2022. During the nine months ended October 30, 2020, the Company repurchased approximately 6 million shares of Class C Common Stock for approximately $240 million and subsequently suspended activity under its stock repurchase program.

Effective as of September 23, 2021, the Company’s board of directors terminated the Company’s previous stock repurchase program and approved a new stock repurchase program (the “2021 Stock Repurchase Program”) under which the Company is authorized to use assets to repurchase up to $5 billion of shares of the Company’s Class C Common Stock with no established expiration date. The repurchase of shares commenced in the fourth quarter of Fiscal 2022 and, accordingly, as of October 29, 2021 the cumulative authorized amount remaining for stock repurchases was $5 billion.

To the extent not retired, shares repurchased under the repurchase program are placed in the Company’s treasury.

VMware, Inc. Class A Common Stock Repurchases by VMware, Inc.

On May 29, 2019, VMware, Inc.’s board of directors authorized the repurchase of up to $1.5 billion of VMware, Inc.’s Class A common stock through January 29, 2021. On July 15, 2020, VMware, Inc.’s board of directors extended authorization of VMware, Inc.’s existing repurchase program and authorized the repurchase of up to an additional $1.0 billion of VMware, Inc.’s Class A common stock through January 28, 2022. On October 7, 2021, VMware authorized the termination of the existing stock repurchase program, under which $183 million remained authorized and unpurchased as of October 29, 2021, and authorized a new repurchase program of up to $2.0 billion of Class A common stock through the end of fiscal 2024, in each case, effective upon the close of the VMware Spin-off.

During the nine months ended October 29, 2021, VMware, Inc. repurchased 5.7 million shares of its Class A common stock in the open market for approximately $872 million. During the nine months ended October 30, 2020, VMware, Inc. repurchased approximately 4.2 million shares of its Class A common stock in the open market for approximately $566 million.

All shares repurchased under VMware, Inc.’s stock repurchase programs are retired.

The above VMware, Inc. Class A common stock repurchases for the nine months ended October 29, 2021 and October 30, 2020 exclude shares repurchased to settle employee tax withholding related to the vesting of VMware, Inc. stock awards of $284 million and $315 million, respectively.

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

The following table presents the basic and diluted earnings per share for Dell Technologies Common Stock for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020
Earnings per share attributable to Dell Technologies Inc.
Dell Technologies Common Stock — Basic	$5.02	$1.11	$7.30	$2.73
Dell Technologies Common Stock — Diluted	$4.87	$1.08	$7.08	$2.64

The following table presents the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020
	(in millions)
Numerator: Dell Technologies Common Stock
Net income attributable to Dell Technologies — basic	$3,843	$832	$5,561	$2,023
Incremental dilution from VMware, Inc. attributable to Dell Technologies (a)	(2)	(3)	(7)	(8)
Net income attributable to Dell Technologies — diluted	$3,841	$829	$5,554	$2,015

Denominator: Dell Technologies Common Stock weighted-average shares outstanding
Weighted-average shares outstanding — basic	766	747	762	742
Dilutive effect of options, restricted stock units, restricted stock, and other	22	24	23	22
Weighted-average shares outstanding — diluted	788	771	785	764
Weighted-average shares outstanding — antidilutive	—	—	—	1
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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 15 — REDEEMABLE SHARES

Through June 27, 2021, awards under the Company’s stock incentive plans included certain rights that allowed the holder to exercise a put feature for the underlying Class A or Class C Common Stock after a six month holding period following the issuance of such common stock. The put feature required the Company to purchase the stock at its fair market value. Accordingly, these awards and such common stock were subject to reclassification from equity to temporary equity. The put feature expired on June 27, 2021, and as a result there were no issued and outstanding awards that were reclassified as temporary equity as of October 29, 2021.

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

As described in Note 1 and Note 18 of the Notes to the Condensed Consolidated Financial Statements, the Company completed the VMware Spin-off on November 1, 2021, subsequent to the close of the third quarter of Fiscal 2022. Beginning in the fourth quarter of Fiscal 2022, the Company’s Consolidated Statements of Income will be recast to reflect VMware results as discontinued operations. As such, VMware will no longer be identified as a reportable segment. Pursuant to the CFA, Dell Technologies will continue to integrate VMware, Inc.’s products and services with Dell Technologies’ offerings and sell them to end users. The results of those transactions will be reflected within CSG and ISG, based on the nature of the underlying offering sold. Dell Technologies will also continue to act as a distributor, purchasing VMware, Inc.’s standalone products and services for resale to end-user customers. The results of this business will be reflected in Other businesses. The Company's prior period segment results will be recast to reflect the change.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents a reconciliation of net revenue by the Company’s reportable segments to the Company’s consolidated net revenue as well as a reconciliation of consolidated segment operating income to the Company’s consolidated operating income for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020
	(in millions)
Consolidated net revenue:
Infrastructure Solutions Group	$8,428	$8,024	$24,771	$23,800
Client Solutions Group	16,546	12,286	44,114	34,593
VMware	3,178	2,893	9,317	8,556
Reportable segment net revenue	28,152	23,203	78,202	66,949
Other businesses (a)	251	314	829	1,288
Unallocated transactions (b)	2	4	6	4
Impact of purchase accounting (c)	(11)	(39)	(34)	(129)
Total consolidated net revenue	$28,394	$23,482	$79,003	$68,112

Consolidated operating income:
Infrastructure Solutions Group	$892	$882	$2,650	$2,587
Client Solutions Group	1,147	1,002	3,232	2,309
VMware	837	837	2,527	2,504
Reportable segment operating income	2,876	2,721	8,409	7,400
Other businesses (a)	(9)	3	(17)	105
Unallocated transactions (b)	1	1	1	(1)
Impact of purchase accounting (c)	(17)	(49)	(62)	(165)
Amortization of intangibles	(694)	(845)	(2,114)	(2,547)
Transaction-related expenses (d)	(311)	(52)	(422)	(211)
Stock-based compensation expense (e)	(472)	(436)	(1,406)	(1,219)
Other corporate expenses (f)	(25)	(214)	(293)	(395)
Total consolidated operating income	$1,349	$1,129	$4,096	$2,967
____________________
(a)Secureworks and Virtustream constitute Other businesses and do not meet the requirements for a reportable segment, either individually or collectively. The results of Other businesses are not material to the Company’s overall results. On September 1, 2020, the Company completed the sale of RSA Security. On October 1, 2021, the Company completed the sale of Boomi. Prior to the divestitures, Boomi and RSA Security’s results were included within Other businesses. See Note 1 of the Notes to the Condensed Consolidated Financial Statements for more information about the divestitures of Boomi and RSA Security.
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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents the disaggregation of net revenue by reportable segment, and by major product categories within the segments for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020
	(in millions)
Net revenue:
Infrastructure Solutions Group:
Servers and networking	$4,533	$4,164	$13,104	$12,118
Storage	3,895	3,860	11,667	11,682
Total ISG net revenue	8,428	8,024	24,771	23,800
Client Solutions Group:
Commercial	12,292	8,783	32,668	25,456
Consumer	4,254	3,503	11,446	9,137
Total CSG net revenue	16,546	12,286	44,114	34,593
VMware:
Total VMware net revenue	3,178	2,893	9,317	8,556
Total segment net revenue	$28,152	$23,203	$78,202	$66,949

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 17 — SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION

The following table presents additional information on selected accounts included in the Condensed Consolidated Statements of Financial Position as of the dates indicated:

	October 29, 2021	January 29, 2021
	(in millions)
Cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$22,406	$14,201
Restricted cash - other current assets (a)	889	891
Restricted cash - other non-current assets (a)	74	92
Total cash, cash equivalents, and restricted cash	$23,369	$15,184
Inventories, net:
Production materials	$3,209	$1,717
Work-in-process	812	677
Finished goods	1,421	1,008
Total inventories, net	$5,442	$3,402
Property, plant, and equipment, net:
Computer equipment	$7,628	$6,506
Land and buildings	4,775	4,745
Machinery and other equipment	4,173	3,933
Total property, plant, and equipment	16,576	15,184
Accumulated depreciation and amortization	(9,651)	(8,753)
Total property, plant, and equipment, net	$6,925	$6,431
Other non-current assets:
Deferred and other tax assets	$6,450	$6,230
Operating lease right of use assets	1,953	2,117
Deferred commissions	1,158	1,094
Other	1,895	1,755
Total other non-current assets	$11,456	$11,196
____________________
(a)    Restricted cash primarily includes cash required to be held in escrow pursuant to DFS securitization arrangements.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Trade Receivables — Allowance for Expected Credit Losses

The following table presents the changes in the Company’s allowance for expected credit losses for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020
	(in millions)
Trade Receivables — Allowance for expected credit losses:
Balance at beginning of period	$98	$146	$104	$94
Adjustment for adoption of accounting standard (a)	—	—	—	27
Allowance charged to provision	12	(4)	25	43
Bad debt write-offs	(10)	(27)	(29)	(49)
Balance at end of period	$100	$115	$100	$115
____________________
(a)The Company adopted the current expected credit losses standard as of February 1, 2020 using the modified retrospective method, with the cumulative-effect adjustment to the opening balance of stockholders’ equity (deficit) as of the adoption date.

Warranty Liability

The following table presents changes in the Company’s liability for standard limited warranties for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020
	(in millions)
Warranty liability:
Warranty liability at beginning of period	$471	$479	$473	$496
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties (a) (b)	281	219	724	573
Service obligations honored	(248)	(206)	(693)	(577)
Warranty liability at end of period	$504	$492	$504	$492
Current portion	$377	$362	$377	$362
Non-current portion	$127	$130	$127	$130
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

	Three Months Ended		Nine Months Ended
	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020
	(in millions)
Severance liability:
Severance liability at beginning of period	$126	$168	$138	$196
Severance charges to provision	10	226	120	417
Cash paid and other (a)	(50)	(181)	(172)	(400)
Severance liability at end of period	$86	$213	$86	$213
____________________
(a)Other adjustments include the impact of foreign currency exchange rate fluctuations.

The following table presents severance charges as included in the Condensed Consolidated Statements of Income for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020
	(in millions)
Severance charges:
Cost of net revenue	$2	$46	$24	$58
Selling, general, and administrative	7	139	90	308
Research and development	1	41	6	51
Total severance charges	$10	$226	$120	$417

Interest and Other, Net

The following table provides information regarding interest and other, net for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020
	(in millions)
Interest and other, net:
Investment income, primarily interest	$11	$11	$32	$47
Gain on investments, net	27	489	352	591
Interest expense	(482)	(566)	(1,475)	(1,855)
Foreign exchange	(33)	(31)	(146)	(130)
Gain on disposition of businesses and assets	3,968	338	3,968	458
Other	(55)	32	(42)	(40)
Total interest and other, net	$3,436	$273	$2,689	$(929)

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 18 — SUBSEQUENT EVENTS

Spin-off of VMware, Inc.

On November 1, 2021, the Company completed its previously announced spin-off of VMware, Inc. as described in Note 1 of the Notes to the Condensed Consolidated Financial Statements. Dell Technologies effectuated the VMware Spin-off by means of a special stock dividend of 30,678,605 shares of Class A common stock and 307,221,836 shares of Class B common stock of VMware, Inc. to Dell Technologies stockholders of record as of 5:00 p.m., New York City time, on October 29, 2021.

Prior to receipt of the VMware, Inc. common stock by the Company’s stockholders, each share of VMware, Inc. Class B common stock automatically converted into one share of VMware, Inc. Class A common stock. As result of these transactions, each holder of record of shares of Dell Technologies common stock as of the distribution record date received approximately 0.440626 of a share of VMware Class A common stock for each share of Dell Technologies common stock held as of such date, based on shares outstanding as of the completion of the VMware Spin-off.

Immediately following the payment by VMware, Inc. to its stockholders of a special cash dividend of $11.5 billion, of which Dell Technologies received approximately $9.3 billion, the separation of VMware, Inc. from Dell Technologies occurred, including through the termination or settlement of certain intercompany accounts and intercompany contracts.

Repayment of Indebtedness and Termination of the Existing Credit Agreement

The Company used the net proceeds from its $9.3 billion pro rata portion of the cash dividend received in connection with the VMware Spin-off, as well as cash on hand, to repay outstanding debt as described below.

On November 1, 2021, the Company repaid the remaining $3,134 million and $3,120 million principal amounts related to the 1.84% Term Loan A-6 Facility due March 2024 and the 2.00% Term Loan B-2 Facility due September 2025, respectively, and terminated all obligations and commitments under the Existing Credit Agreement.

On November 2, 2021, the Company repaid $1,500 million principal amount of the 5.45% First Lien Notes due June 2023 and the remaining $1,625 million principal amount of the 7.125% Senior Notes due June 2024. Further, in conjunction with the termination of the Existing Credit Agreement, the tangible and intangible assets of the issuers and guarantors that secure obligations under the Senior Secured Credit Facilities were released as collateral and the First Lien Notes became fully unsecured.

In connection with the above debt repayments, the Company incurred $181 million of debt breakage fees and recognized $110 million in unamortized debt discounts associated with the early extinguishment of the debt.

2021 Revolving Credit Facility

On November 1, 2021, the Company entered into the 2021 Revolving Credit Facility, a senior unsecured revolving credit facility with JPMorgan Chase Bank, N.A., as administrative agent, and each of the lenders and other parties from time to time party thereto.

The 2021 Revolving Credit Facility, which matures on November 1, 2026, provides the Company with revolving commitments in an aggregate principal amount of $5.0 billion for general corporate purposes and includes a letter of credit sub-facility of up to $500 million and a swing-line loan sub-facility of up to $500 million. The 2021 Revolving Credit Facility also allows the Company to request incremental commitments on one or more occasions in a minimum amount of $10 million.

2023 First Lien Notes Notice of Prepayment

On November 19, 2021, the Company issued a partial redemption notice of $1.25 billion principal amount of the 5.45% First Lien Notes due June 2023 with the repayment expected to occur on December 6, 2021.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Common Stock Repurchases

Subsequent to October 29, 2021, the Company began repurchases under the 2021 Stock Repurchase Program described in Note 13 of the Notes to the Condensed Consolidated Financial Statements. Through November 30, 2021, the Company repurchased approximately 3.1 million shares of Class C Common Stock for approximately $173 million.

Other than the matters identified above, there were no known events occurring after October 29, 2021 and up until the date of issuance of this report that would materially affect the information presented herein.

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

Spin-off of VMware, Inc.

As described in Note 1 of the Notes to the Condensed Consolidated Financial Statements included in this report, on November 1, 2021, subsequent to the close of the Company’s third quarter of Fiscal 2022, the Company completed its previously announced spin-off of VMware, Inc. by means of a special stock dividend (the “VMware Spin-off”). The VMware Spin-off was effectuated pursuant to a Separation and Distribution Agreement, dated as of April 14, 2021 (the “Separation and Distribution Agreement”).

Dell Technologies effectuated the VMware Spin-off by means of a special stock dividend of 30,678,605 shares of Class A common stock and 307,221,836 of Class B common stock of VMware, Inc. to Dell Technologies stockholders of record as of 5:00 p.m., New York City time, on October 29, 2021. Prior to receipt of the VMware, Inc. common stock by the Company’s stockholders, each share of VMware, Inc. Class B common stock automatically converted into one share of VMware, Inc. Class A common stock. As a result of these transactions, each holder of record of shares of Dell Technologies common stock as of the distribution record date received approximately 0.440626 of a share of VMware, Inc. Class A common stock for each outstanding share of Dell Technologies common stock owned by such holder as of such date. VMware, Inc. paid a special cash dividend, pro rata, to each holder of VMware, Inc. common stock in an aggregate amount equal to $11.5 billion, of which Dell Technologies received $9.3 billion.

Immediately following VMware, Inc.’s payment of the special cash dividend, pursuant to the Separation and Distribution Agreement, the businesses of VMware, Inc. were separated from the remaining businesses of Dell Technologies through a series of transactions that resulted in the pre-transaction stockholders of Dell Technologies owning shares in two separate public companies, consisting of (1) VMware, Inc., which continues to own the businesses of VMware, Inc. and its subsidiaries, and (2) Dell Technologies, which continues to own Dell Technologies’ other businesses and subsidiaries. In connection with and upon completion of the VMware Spin-off, Dell Technologies and VMware, Inc. entered into a Commercial Framework Agreement (the “CFA”). The CFA provides a framework under which Dell Technologies and VMware, Inc. will continue their strategic commercial relationship after the transaction. The CFA has an initial term of five years, with automatic one-year renewals occurring annually thereafter, subject to certain terms and conditions. Dell Technologies and VMware, Inc. also entered into other agreements that will govern other aspects of their relationship, including, among others, a tax matters agreement and a transition services agreement.

Dell Technologies used the net proceeds from its pro rata share of the special cash dividend received from VMware, Inc., as well as cash on hand, to repay a total of $9.4 billion principal amount of debt. For information about the debt repayments, see Note 18 of the Notes to the Condensed Consolidated Financial Statements included in this report.

The Company will report VMware results as discontinued operations beginning in the fourth quarter of Fiscal 2022. See Note 1 and Note 18 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information regarding the VMware Spin-off.

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

Our comprehensive portfolio of advanced storage solutions includes traditional as well as next-generation storage solutions (such as all-flash arrays, scale-out file, object platforms, and software-defined solutions). We have simplified our storage portfolio to ensure that we deliver the technology needed for our customers’ digital transformation. We continue to make enhancements to our portfolio of storage solutions and expect that these enhancements will drive long-term improvements in the business. In May 2020, we released our new PowerStore offering, a differentiated midrange storage solution that enables seamless updates using microservices and container-based software architecture. This offering allows us to compete more effectively within midrange storage and, as a result, we are seeing early signs of improving revenue velocity.

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

•Client Solutions Group (“CSG”) — CSG includes branded hardware (such as desktops, workstations, and notebooks) and branded peripherals (such as displays and projectors), as well as third-party software and peripherals. Our computing devices are designed with our commercial and consumer customers’ needs in mind, and we seek to optimize performance, reliability, manageability, design, and security. In addition to our traditional hardware business, we have a portfolio of thin client offerings that we believe will allow us to benefit from the growth trends in cloud computing. For our customers that are seeking to simplify client lifecycle management, our PC as-a-Service offering combines hardware, software, lifecycle services, and financing into one all-encompassing solution that provides predictable pricing per seat per month through DFS. CSG also offers attached software, peripherals, and services, including support and deployment, configuration, and extended warranty services.

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

Effective upon the completion of the VMware Spin-off in the fourth quarter of Fiscal 2022, as described under “Spin-off of VMware, Inc.,” our Consolidated Statements of Income will be recast to reflect VMware results as discontinued operations and as such, VMware will no longer be identified as a reportable segment. Pursuant to the CFA, Dell Technologies will continue to integrate VMware, Inc.’s products and services with Dell Technologies’ offerings and sell them to end users. The results of those transactions will be reflected within CSG and ISG, based on the nature of the underlying offering sold. Dell Technologies will also continue to act as a distributor for VMware, Inc., purchasing VMware, Inc.’s standalone products and services for resale to end-user customers. The results of this business will be reflected in Other businesses. The Company's prior period segment results will be recast to reflect the change. See Note 1 and Note 18 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information regarding the VMware Spin-off.

Our Other businesses, described below, consist of products and services offerings of Secureworks and Virtustream, which are both majority-owned by Dell Technologies. These businesses are not classified as reportable segments, either individually or collectively, as the results of the businesses are not material to our overall results and the businesses do not meet the criteria for reportable segments.

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

On October 1, 2021, we completed the sale of Boomi and certain related assets to Francisco Partners and TPG Capital for a total cash consideration of approximately $4.0 billion, resulting in a pre-tax gain on sale of $4.0 billion. The Company ultimately recorded a $3.0 billion gain, net of $1.0 billion in tax expense. The transaction was intended to support the Company’s focus on fueling growth initiatives through targeted investments to modernize Dell Technologies’ core infrastructure and by expanding in high-priority areas, including hybrid and private cloud, edge, telecommunications solutions, and the Company’s APEX offerings.

On September 1, 2020, we completed the sale of RSA Security to a consortium of investors for total cash consideration of approximately $2.082 billion, resulting in a pre-tax gain on sale of $338 million. The Company ultimately recorded a $21 million loss net of taxes. The transaction was intended to further simplify our product portfolio and corporate structure.

Prior to the divestitures, the operating results of Boomi and RSA Security were included within Other businesses and did not qualify for presentation as a discontinued operation. See Note 1 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information about these transactions.

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

Strategic Investments and Acquisitions

As part of our strategy, we will continue to evaluate opportunities for strategic investments through our venture capital investment arm, Dell Technologies Capital, with a focus on emerging technology areas that are relevant to all segments of our business and that will complement our existing portfolio of solutions. Our investment areas include storage, software-defined networking, management and orchestration, security, machine learning and artificial intelligence, Big Data and analytics, cloud, edge computing, and software development operations. As of October 29, 2021 and January 29, 2021, Dell Technologies held strategic investments of $1.5 billion and $1.4 billion, respectively.

In addition to these investments, we also may make disciplined acquisitions targeting businesses that advance our strategic objectives and accelerate our innovation agenda.

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

In September 2021, the President of the United States signed an executive order that requires employers with U.S. Government contracts to ensure that their U.S.-based employees, contractors, and subcontractors that work on or in support of such contracts are fully vaccinated against COVID-19 (subject to medical and religious exemptions). We are a covered federal contractor due to a number of our agreements. We are taking steps to comply with the executive order for federal contractors. It is currently not possible to predict the impact the executive order may have on our workforce.

Most of our employees were previously equipped with remote work capabilities over the past several years, which enabled us to quickly establish a work-from-home posture for the majority of our employees. Further, we implemented pandemic-specific protocols for our essential employees whose jobs require them to be on-site or with customers. We are deploying return-to-site processes based on ongoing assessments of local conditions by our management team, including a global policy requiring vaccination or a negative COVID-19 test for persons entering a Dell site. We will continue to monitor conditions and utilize remote work practices to ensure the health and safety of our employees, customers, and business partners.

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

•Our close relationships and ability to connect directly with our customers through our e-commerce business have enabled us to quickly meet the immediate demands of the work- and learn-from-home environments as well as the long-term demands of in-office, remote, and hybrid workforce environments.

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

The impact of COVID-19 is accelerating digital transformation, and we continue to see opportunities to create value and grow in response to resilient demand for our IT solutions driven by a technology-enabled world. We will continue to actively monitor global events and pursue prudent decisions to navigate in this uncertain and ever-changing environment.

Supply Chain — Dell Technologies maintains limited-source supplier relationships for certain components because the relationships are advantageous in the areas of performance, quality, support, delivery, capacity, and price considerations.

We continue to be impacted by industry-wide constraints in the supply of limited-source components in certain product offerings as a result of the impacts of COVID-19. Further, global economic recovery has led to growth in demand that has outpaced supply, resulting in an increase in orders pending fulfillment and extended lead times for our customers for certain products.

These supply constraints coupled with increasing demand are leading to increases in component costs, which, during the third quarter of Fiscal 2022, increased in the aggregate. Component cost trends are dependent on the strength or weakness of actual end-user demand and supply dynamics, which will continue to evolve and ultimately impact the translation of the cost environment to pricing and operating results. For both ISG and CSG, we expect the overall component cost environment to remain inflationary but begin to stabilize for the remainder of Fiscal 2022. Further, we continue to experience increased freight costs for expedited shipments of components and rate increases in the freight network as capacity remains constrained. In response to these pressures, we continue to assess and take proactive steps to address our customers’ demands while balancing both profitability and growth. We expect to continue navigating supply chain dynamics in to Fiscal 2023.

ISG — We expect that ISG will continue to be impacted by the changing nature of the IT infrastructure market and competitive environment. During the first nine months of Fiscal 2022, ISG benefited from improvements in the macroeconomic environment that we expect will continue through the remaining three months of Fiscal 2022. With our scale and strong solutions portfolio, we believe we are well-positioned to respond to ongoing competitive dynamics. Within servers and networking, we will continue to be selective in determining whether to pursue certain large hyperscale and other server transactions. We continue to focus on customer base expansion and lifetime value of customer relationships.

The unprecedented data growth throughout all industries is generating continued demand for our storage solutions and services. Cloud native applications are expected to continue as a primary growth driver in the infrastructure market. We believe the complementary cloud solutions across our business position us to meet these demands for our customers. We benefit from offering solutions that address the emerging trends of enterprises deploying software-defined storage, hyper-converged infrastructure, and modular solutions based on server-centric architectures. These trends are changing the way customers are consuming our traditional storage offerings. We continue to expand our offerings in external storage arrays, which incorporate flexible, cloud-based functionality.

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

CSG — Our CSG offerings are an important element of our strategy, generating strong cash flow and opportunities for cross-selling of complementary solutions. During the first nine months of Fiscal 2022, CSG net revenue continued to be strong across product offerings, driven primarily by the global economic recovery coupled with customers seeking improved connectivity and productivity in both personal and professional environments.

While we expect that the CSG demand environment will continue to be subject to seasonal trends, we anticipate continued strong CSG demand through the remaining three months of Fiscal 2022, in line with industry demand forecasts. Competitive dynamics continue to be a factor in our CSG business and will impact pricing and operating results. We remain committed to our long-term strategy for CSG and will continue to make investments to innovate across the portfolio, while benefiting from consolidation trends that are occurring in the markets in which we compete.

Recurring Revenue and Consumption Models — Our customers are seeking new and innovative models that address how they consume our solutions. We offer options including as-a-service, utility, leases, and immediate pay models, all designed to match customers’ consumption and financing preferences. Our multiyear agreements typically result in recurring revenue streams over the term of the arrangement. We continue to evolve and build momentum across our family of as-a-Service offerings as we pursue our strategy of modernizing our core business solutions, with APEX at the forefront. We expect that our flexible consumption models and as-a-service offerings through APEX will further strengthen our customer relationships and provide a foundation for growth in recurring revenue.

Macroeconomic Risks and Uncertainties — The impacts of trade protection measures, including increases in tariffs and trade barriers, and changes in government policies and international trade arrangements may affect our ability to conduct business in some non-U.S. markets. We monitor and seek to mitigate these risks with adjustments to our manufacturing, supply chain, and distribution networks.

We manage our business on a U.S. dollar basis. However, we have a large global presence, generating approximately half of our revenue by sales to customers outside of the United States during both the third quarter and first nine months of Fiscal 2022 and Fiscal 2021. As a result, our revenue can be, and in such periods has been, impacted by fluctuations in foreign currency exchange rates. We utilize a comprehensive hedging strategy intended to mitigate the impact of foreign currency volatility over time, and we adjust pricing when possible to further minimize foreign currency impacts.

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

Non-GAAP product net revenue, non-GAAP services net revenue, non-GAAP net revenue, non-GAAP product gross margin, non-GAAP services gross margin, non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income, and non-GAAP net income, as defined by us, exclude amortization of intangible assets, the impact of purchase accounting, transaction-related expenses and gains, stock-based compensation expense, other corporate expenses and, for non-GAAP net income, fair value adjustments on equity investments and an aggregate adjustment for income taxes. As the excluded items have a material impact on our financial results, our management compensates for this limitation by relying primarily on our GAAP results and using non-GAAP financial measures supplementally or for projections when comparable GAAP financial measures are not available.

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
The following is a summary of the items excluded from the most comparable GAAP financial measures to calculate our non-GAAP financial measures:

•Amortization of Intangible Assets — Amortization of intangible assets primarily consists of amortization of customer relationships, developed technology, and trade names. In connection with our acquisition by merger of EMC on September 7, 2016, referred to as the EMC merger transaction, and the acquisition of Dell Inc. by Dell Technologies Inc. on October 29, 2013, referred to as the going-private transaction, all of the tangible and intangible assets and liabilities of EMC and Dell, respectively, were accounted for and recognized at fair value on the transaction dates. Accordingly, for the periods presented, amortization of intangible assets primarily represents amortization associated with intangible assets recognized in connection with the EMC merger transaction and the going-private transaction. Amortization charges for purchased intangible assets are significantly impacted by the timing and magnitude of our acquisitions, and these charges may vary in amount from period to period. We exclude these charges for purposes of calculating the non-GAAP financial measures presented below to facilitate an enhanced understanding of our current operating performance and provide more meaningful period to period comparisons.

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

•Transaction-related Expenses and Gains — Transaction-related expenses typically consist of acquisition, integration, and divestiture-related costs and are expensed as incurred. These expenses primarily represent costs for legal, banking, consulting, and advisory services.  From time to time, this category also may include transaction-related gains on divestitures of businesses or asset sales. During the third quarter of Fiscal 2022, we recognized a gain of $4.0 billion on the sale of Boomi, while during the third quarter of Fiscal 2021, we recognized a gain of $338 million on the sale of RSA Security. We exclude these items for purposes of calculating the non-GAAP financial measures presented below to facilitate an enhanced understanding of our current operating performance and provide more meaningful period to period comparisons.

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

The table below presents a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP measure for the periods indicated:

	Three Months Ended			Nine Months Ended
	October 29, 2021	% Change	October 30, 2020	October 29, 2021	% Change	October 30, 2020
	(in millions, except percentages)
Product net revenue	$21,540	24%	$17,352	$58,968	18%	$50,127
Non-GAAP adjustments:
Impact of purchase accounting	—		2	—		8
Non-GAAP product net revenue	$21,540	24%	$17,354	$58,968	18%	$50,135

Services net revenue	$6,854	12%	$6,130	$20,035	11%	$17,985
Non-GAAP adjustments:
Impact of purchase accounting	11		37	34		121
Non-GAAP services net revenue	$6,865	11%	$6,167	$20,069	11%	$18,106

Net revenue	$28,394	21%	$23,482	$79,003	16%	$68,112
Non-GAAP adjustments:
Impact of purchase accounting	11		39	34		129
Non-GAAP net revenue	$28,405	21%	$23,521	$79,037	16%	$68,241

Product gross margin	$3,988	12%	$3,563	$11,831	16%	$10,204
Non-GAAP adjustments:
Amortization of intangibles	277		376	828		1,122
Impact of purchase accounting	1		3	3		13
Stock-based compensation expense	14		7	35		17
Other corporate expenses	1		12	5		15
Non-GAAP product gross margin	$4,281	8%	$3,961	$12,702	12%	$11,371

Services gross margin	$4,071	10%	$3,698	$11,871	7%	$11,066
Non-GAAP adjustments:
Amortization of intangibles	(2)		(1)	(2)		—
Impact of purchase accounting	11		37	34		121
Stock-based compensation expense	48		44	148		124
Other corporate expenses	1		32	17		40
Non-GAAP services gross margin	$4,129	8%	$3,810	$12,068	6%	$11,351

	Three Months Ended			Nine Months Ended
	October 29, 2021	% Change	October 30, 2020	October 29, 2021	% Change	October 30, 2020
	(in millions, except percentages)
Gross margin	$8,059	11%	$7,261	$23,702	11%	$21,270
Non-GAAP adjustments:
Amortization of intangibles	275		375	826		1,122
Impact of purchase accounting	12		40	37		134
Stock-based compensation expense	62		51	183		141
Other corporate expenses	2		44	22		55
Non-GAAP gross margin	$8,410	8%	$7,771	$24,770	9%	$22,722

Operating expenses	$6,710	9%	$6,132	$19,606	7%	$18,303
Non-GAAP adjustments:
Amortization of intangibles	(419)		(470)	(1,288)		(1,425)
Impact of purchase accounting	(5)		(9)	(25)		(31)
Transaction-related expenses	(311)		(52)	(422)		(211)
Stock-based compensation expense	(410)		(385)	(1,223)		(1,078)
Other corporate expenses	(23)		(170)	(271)		(340)
Non-GAAP operating expenses	$5,542	10%	$5,046	$16,377	8%	$15,218

Operating income	$1,349	19%	$1,129	$4,096	38%	$2,967
Non-GAAP adjustments:
Amortization of intangibles	694		845	2,114		2,547
Impact of purchase accounting	17		49	62		165
Transaction-related expenses	311		52	422		211
Stock-based compensation expense	472		436	1,406		1,219
Other corporate expenses	25		214	293		395
Non-GAAP operating income	$2,868	5%	$2,725	$8,393	12%	$7,504

Net income	$3,888	341%	$881	$5,706	164%	$2,162
Non-GAAP adjustments:
Amortization of intangibles	694		845	2,114		2,547
Impact of purchase accounting	17		49	62		165
Transaction-related (income) and expenses	(3,607)		(286)	(3,508)		(247)
Stock-based compensation expense	472		436	1,406		1,219
Other corporate expenses	25		106	293		287
Fair value adjustments on equity investments	(27)		(489)	(352)		(591)
Aggregate adjustment for income taxes	553		169	24		(1,067)
Non-GAAP net income	$2,015	18%	$1,711	$5,745	28%	$4,475

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

The table below presents a reconciliation of EBITDA and adjusted EBITDA to net income for the periods indicated:

	Three Months Ended			Nine Months Ended
	October 29, 2021	% Change	October 30, 2020	October 29, 2021	% Change	October 30, 2020
	(in millions, except percentages)
Net income	$3,888	341%	$881	$5,706	164%	$2,162
Adjustments:
Interest and other, net (a)	(3,436)		(273)	(2,689)		929
Income tax expense (benefit) (b)	897		521	1,079		(124)
Depreciation and amortization	1,242		1,361	3,721		4,017
EBITDA	$2,591	4%	$2,490	$7,817	12%	$6,984

EBITDA	$2,591	4%	$2,490	$7,817	12%	$6,984
Adjustments:
Stock-based compensation expense	472		436	1,406		1,219
Impact of purchase accounting (c)	11		39	38		129
Transaction-related expenses (d)	311		52	422		211
Other corporate expenses (e)	25		214	293		395
Adjusted EBITDA	$3,410	6%	$3,231	$9,976	12%	$8,938
____________________
(a)See “Results of Operations — Interest and Other, Net” for more information on the components of interest and other, net.
(b)See Note 10 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information on discrete tax items recorded during the third quarter and first nine months of Fiscal 2022 and Fiscal 2021.
(c)This amount includes the non-cash purchase accounting adjustments related to the EMC merger transaction and the going-private transaction, excluding depreciation.
(d)Transaction-related expenses consist of acquisition, integration, and divestiture-related costs.
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

	Three Months Ended					Nine Months Ended
	October 29, 2021			October 30, 2020		October 29, 2021			October 30, 2020
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue
	(in millions, except percentages)
Net revenue:
Products	$21,540	75.9%	24%	$17,352	73.9%	$58,968	74.6%	18%	$50,127	73.6%
Services	6,854	24.1%	12%	6,130	26.1%	20,035	25.4%	11%	17,985	26.4%
Total net revenue	$28,394	100.0%	21%	$23,482	100.0%	$79,003	100.0%	16%	$68,112	100.0%
Gross margin:
Products (a)	$3,988	18.5%	12%	$3,563	20.5%	$11,831	20.1%	16%	$10,204	20.4%
Services (b)	4,071	59.4%	10%	3,698	60.3%	11,871	59.3%	7%	11,066	61.5%
Total gross margin	$8,059	28.4%	11%	$7,261	30.9%	$23,702	30.0%	11%	$21,270	31.2%
Operating expenses	$6,710	23.6%	9%	$6,132	26.1%	$19,606	24.8%	7%	$18,303	26.9%
Operating income	$1,349	4.8%	19%	$1,129	4.8%	$4,096	5.2%	38%	$2,967	4.4%
Net income	$3,888	13.7%	341%	$881	3.8%	$5,706	7.2%	164%	$2,162	3.2%
Net income attributable to Dell Technologies Inc.	$3,843	13.5%	362%	$832	3.5%	$5,561	7.0%	175%	$2,023	3.0%

Non-GAAP Financial Information
Non-GAAP net revenue:
Products	$21,540	75.8%	24%	$17,354	73.8%	$58,968	74.6%	18%	$50,135	73.5%
Services	6,865	24.2%	11%	6,167	26.2%	20,069	25.4%	11%	18,106	26.5%
Total non-GAAP net revenue	$28,405	100.0%	21%	$23,521	100.0%	$79,037	100.0%	16%	$68,241	100.0%
Non-GAAP gross margin:
Products (a)	$4,281	19.9%	8%	$3,961	22.8%	$12,702	21.5%	12%	$11,371	22.7%
Services (b)	4,129	60.1%	8%	3,810	61.8%	12,068	60.1%	6%	11,351	62.7%
Total non-GAAP gross margin	$8,410	29.6%	8%	$7,771	33.0%	$24,770	31.3%	9%	$22,722	33.3%
Non-GAAP operating expenses	$5,542	19.5%	10%	$5,046	21.5%	$16,377	20.7%	8%	$15,218	22.3%
Non-GAAP operating income	$2,868	10.1%	5%	$2,725	11.6%	$8,393	10.6%	12%	$7,504	11.0%
Non-GAAP net income	$2,015	7.1%	18%	$1,711	7.3%	$5,745	7.3%	28%	$4,475	6.6%
EBITDA	$2,591	9.1%	4%	$2,490	10.6%	$7,817	9.9%	12%	$6,984	10.2%
Adjusted EBITDA	$3,410	12.0%	6%	$3,231	13.7%	$9,976	12.6%	12%	$8,938	13.1%
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

Overview

During the third quarter and first nine months of Fiscal 2022, both net revenue and non-GAAP net revenue increased 21% and 16%, respectively. These increases were due primarily to growth in net revenue for CSG and, to a lesser extent, increases in net revenue for ISG and VMware. CSG net revenue benefited primarily from increased sales of commercial and consumer offerings, driven by strong demand as a result of the global economic recovery coupled with customers seeking improved connectivity and productivity. ISG net revenue continued to benefit from overall improvements in the macroeconomic environment and a shift towards investment in IT infrastructure. VMware net revenue increased primarily due to continued growth in sales of subscriptions and software-as-a-service (“SaaS”) offerings.

During the third quarter and first nine months of Fiscal 2022, our operating income increased 19% and 38%, respectively, and our non-GAAP operating income increased 5% and 12%, respectively. The increases were primarily due to increases in operating income for CSG, driven primarily by our commercial offerings and, to a lesser extent, our consumer offerings. Operating income also benefited from decreases in amortization of intangible assets during both Fiscal 2022 periods presented.

Our operating income as a percentage of net revenue remained flat at 4.8% and increased 80 basis points to 5.2% for the third quarter and first nine months of Fiscal 2022, respectively. The increase in our operating income as a percentage of net revenue for the first nine months of Fiscal 2022 was driven primarily by a decrease in amortization of intangible assets. Our non-GAAP operating income as a percentage of net revenue decreased 150 basis points to 10.1% and 40 basis points to 10.6% during the third quarter and first nine months of Fiscal 2022, respectively. The decreases in our non-GAAP operating income as a percentage of net revenue were driven primarily by declines in gross margin as a percentage of net revenue, principally due to supply chain challenges and the inflationary cost environment coupled with a shift in mix towards CSG offerings.

Cash provided by operating activities was $7.2 billion and $5.5 billion for the first nine months of Fiscal 2022 and Fiscal 2021, respectively. The increase in operating cash flows during the first nine months of Fiscal 2022 was driven by strong growth coupled with favorable working capital dynamics, compared to unfavorable working capital impacts during the first nine months of Fiscal 2021. See “Market Conditions, Liquidity, and Capital Commitments” for further information on our cash flow metrics.

We continue to see opportunities to create value and grow in response to resilient demand for our IT solutions driven by a technology-enabled world. We have demonstrated our ability to adjust as needed to changing market conditions with complementary solutions across all segments of our business, an agile workforce, and the strength of our global supply chain. As we continue to innovate and modernize our core offerings, we believe that Dell Technologies is well-positioned for long-term profitable growth.

Net Revenue

During the third quarter and first nine months of Fiscal 2022, both net revenue and non-GAAP net revenue increased 21% and 16%, respectively, driven primarily by increases in net revenue for CSG and, to a lesser extent, increases in net revenue for ISG and VMware. See “Business Unit Results” for further information.

•Product Net Revenue — Product net revenue includes revenue from the sale of hardware products and software licenses. During the third quarter and first nine months of Fiscal 2022, both product net revenue and non-GAAP product net revenue increased 24% and 18%, respectively, driven primarily by growth in CSG product net revenue and, to a lesser extent, ISG product net revenue. CSG product net revenue increased during the third quarter and first nine months of Fiscal 2022 primarily due to increases in units sold of both commercial and consumer product offerings as a result of continued strength in the demand environment and, to a lesser extent, an increase in average selling price of our commercial offerings. During the third quarter and first nine months of Fiscal 2022, ISG product net revenue increased due to increased sales volumes of our server offerings. Additionally, we experienced an increase in average selling price of our server offerings during the third quarter only.

•Services Net Revenue — Services net revenue includes revenue from our services offerings and support services related to hardware products and software licenses. During the third quarter and first nine months of Fiscal 2022, services net revenue increased 12% and 11%, respectively. Non-GAAP services net revenue increased 11% during both Fiscal 2022 periods presented. These increases were driven primarily by growth in CSG services net revenue and, to a lesser extent, growth in both VMware and ISG services net revenue. CSG services net revenue increases were primarily attributable to growth within CSG hardware and software support and maintenance, while ISG services net revenue increased primarily as a result of growth within hardware support services. VMware services net revenue increases were primarily driven by growth within VMware subscriptions and SaaS offerings. A substantial portion of services net revenue is derived from offerings that have been deferred over a period of time, and, as a result, reported services net revenue growth rates will be different than reported product net revenue growth rates.

From a geographical perspective, net revenue generated by sales to customers in all regions increased during the third quarter and first nine months of Fiscal 2022, driven by strong CSG performance.

Gross Margin

During the third quarter and first nine months of Fiscal 2022, our gross margin increased 11% to $8.1 billion and 11% to $23.7 billion, respectively. Our non-GAAP gross margin increased 8% to $8.4 billion and 9% to $24.8 billion during the third quarter and first nine months of Fiscal 2022, respectively. Both gross margin and non-GAAP gross margin benefited from an increase in gross margin for CSG and, to a lesser extent, increases for both VMware and ISG. Gross margin and non-GAAP gross margin increases during the first nine months of Fiscal 2022 were partially offset by a decrease in gross margin for other businesses as a result of the impact of the divestiture of RSA Security during the third quarter of Fiscal 2021.

During the third quarter and first nine months of Fiscal 2022, our gross margin percentage decreased 250 basis points to 28.4% and 120 basis points to 30.0%, respectively. The decrease in gross margin percentage during the third quarter of Fiscal 2022 was primarily due to unfavorable impacts in gross margin percentage across CSG, VMware, and ISG, driven in part by supply chain challenges and the inflationary cost environment, coupled with a shift in mix towards CSG. These decreases were partially offset by a decrease in amortization of intangible assets. For the first nine months of Fiscal 2022, the decrease in gross margin percentage was driven by the same unfavorable impacts within VMware and ISG as well as a shift in mix towards CSG, partially offset by an increase in gross margin percentage for CSG and a decrease in amortization of intangible assets. Non-GAAP gross margin percentage decreased 340 basis points to 29.6% and 200 basis points to 31.3% during the third quarter and first nine months of Fiscal 2022, respectively, driven by the same ISG, CSG, and VMware dynamics discussed above.

•Products — During the third quarter and first nine months of Fiscal 2022, product gross margin increased 12% to $4.0 billion and 16% to $11.8 billion, respectively. The increases in product gross margin were primarily driven by growth in CSG product gross margin coupled with a decrease in amortization of intangible assets. During the same Fiscal 2022 periods, non-GAAP product gross margin increased 8% to $4.3 billion and 12% to $12.7 billion, respectively. The increases in non-GAAP product gross margin were primarily driven by an increase in CSG product gross margin.

During the third quarter and first nine months of Fiscal 2022, product gross margin percentage decreased 200 basis points to 18.5% and 30 basis points to 20.1%, respectively. For the third quarter of Fiscal 2022, the decrease in product gross margin percentage was driven primarily by a decrease in CSG product gross margin percentage coupled with a shift in mix towards CSG, the effects of which were partially offset by a decrease in amortization of intangible assets. The decrease in product gross margin percentage during the first nine months of Fiscal 2022 was driven primarily by a shift in product mix towards CSG. During the same Fiscal 2022 periods, non-GAAP product gross margin percentage decreased 290 basis points to 19.9% and 120 basis points to 21.5%, respectively. The decreases in non-GAAP product gross margin percentage for the third quarter and first nine months of Fiscal 2022 were driven by the same CSG dynamics discussed above.

•Services — During the third quarter and first nine months of Fiscal 2022, services gross margin increased 10% to $4.1 billion and 7% to $11.9 billion, respectively. The increases in services gross margin were primarily driven by VMware and CSG and, to a lesser extent, ISG. VMware services gross margin increased as a result of growth within subscription and SaaS offerings while CSG services gross margin increased due to growth in hardware support and maintenance. During the same Fiscal 2022 periods, non-GAAP services gross margin increased 8% to $4.1 billion and 6% to $12.1 billion, respectively. The changes were driven by the same dynamics discussed above.

During the third quarter and first nine months of Fiscal 2022, services gross margin percentage decreased 90 basis points to 59.4% and 220 basis points to 59.3%, respectively. During the same Fiscal 2022 periods, non-GAAP services gross margin percentage decreased 170 basis points to 60.1% and 260 basis points to 60.1%, respectively. For the third quarter of Fiscal 2022, the decreases were as a result of declines in services gross margin percentage for VMware and ISG coupled with a shift in mix towards CSG, partially offset by an increase in services gross margin percentage for CSG. The declines for the first nine months of Fiscal 2022 were driven by a shift in mix towards CSG coupled with decreases in services gross margin percentage for CSG, VMware, and ISG.

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

The terms and conditions of our vendor rebate programs are largely based on product volumes and are generally negotiated either at the beginning of the annual or quarterly period, depending on the program. The timing and amount of vendor rebates and other discounts we receive under the programs may vary from period to period, reflecting changes in the competitive environment. We monitor our component costs and seek to address the effects of any changes to terms that might arise under our vendor rebate programs. Our gross margins for the third quarter and first nine months of Fiscal 2022 and Fiscal 2021 were not materially affected by any changes to the terms of our vendor rebate programs, as the amounts we received under these programs were generally stable relative to our total net cost. We are not aware of any significant changes to vendor pricing or rebate programs that may impact our results in the near term.

Operating Expenses

The following table presents information regarding our operating expenses for the periods indicated:

	Three Months Ended					Nine Months Ended
	October 29, 2021			October 30, 2020		October 29, 2021			October 30, 2020
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue
	(in millions, except percentages)
Operating expenses:
Selling, general, and administrative	$5,293	18.6%	11%	$4,772	20.3%	$15,398	19.5%	7%	$14,419	21.1%
Research and development	1,417	5.0%	4%	1,360	5.8%	4,208	5.3%	8%	3,884	5.7%
Total operating expenses	$6,710	23.6%	9%	$6,132	26.1%	$19,606	24.8%	7%	$18,303	26.8%

	Three Months Ended					Nine Months Ended
	October 29, 2021			October 30, 2020		October 29, 2021			October 30, 2020
	Dollars	% of Non-GAAP Net Revenue	% Change	Dollars	% of Non-GAAP Net Revenue	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue
	(in millions, except percentages)
Non-GAAP operating expenses	$5,542	19.5%	10%	$5,046	21.4%	$16,377	20.7%	8%	$15,218	22.3%

During the third quarter and first nine months of Fiscal 2022, operating expenses increased 9% and 7%, respectively. Non-GAAP operating expenses increased 10% and 8% for the third quarter and first nine months of Fiscal 2022, respectively. These increases were primarily driven by employee-related expenses as a result of performance-based compensation associated with strong operating results, coupled with the reintroduction of expenses that were temporarily reduced during Fiscal 2021 in response to the COVID-19 pandemic.

•Selling, General, and Administrative — Selling, general, and administrative (“SG&A”) expenses increased 11% and 7%, respectively, during the third quarter and first nine months of Fiscal 2022. The increases were primarily due to an increase in employee-related compensation and benefits expense as well as an increase in outside services expense incurred in connection with our transformational initiatives, primarily the VMware Spin-off.

•Research and Development — Research and development (“R&D”) expenses are primarily composed of personnel-related expenses incurred to develop the software that powers our solutions. R&D expenses grew 4% and 8% during the third quarter and first nine months of Fiscal 2022, respectively. As a percentage of net revenue, R&D expenses were approximately 5.0% and 5.8% for the third quarter of Fiscal 2022 and Fiscal 2021, respectively, and 5.3% and 5.7% for the first nine months of Fiscal 2022 and Fiscal 2021, respectively. The decreases in R&D expenses as a percentage of net revenue were attributable to revenue growth that outpaced the scale of R&D investments. We intend to continue to support R&D initiatives to innovate and introduce new and enhanced solutions into the market.

We continue to make targeted investments designed to enable growth, marketing, and R&D, while balancing these investments with our efforts to drive cost efficiencies in the business. We also expect to continue to make investments in support of our own digital transformation to modernize and streamline our IT operations.

Operating Income

During the third quarter and first nine months of Fiscal 2022, our operating income increased 19% and 38% to $1.3 billion and $4.1 billion, respectively, and our non-GAAP operating income increased 5% and 12% to $2.9 billion and $8.4 billion, respectively. The increases were primarily due to growth in operating income for CSG, driven primarily by our commercial offerings and, to a lesser extent, our consumer offerings. Operating income during the third quarter and first nine months of Fiscal 2022 also benefited from a decrease in amortization of intangible assets.

Our operating income as a percentage of net revenue remained flat at 4.8% and increased 80 basis points to 5.2% for the third quarter and first nine months of Fiscal 2022. The increase in our operating income as a percentage of net revenue for the first nine months of Fiscal 2022 was driven primarily by a decrease in amortization of intangible assets. Our non-GAAP operating income as a percentage of net revenue decreased 150 basis points to 10.1% and 40 basis points to 10.6% during the third quarter and first nine months of Fiscal 2022, respectively. The decreases in our non-GAAP operating income as a percentage of net revenue were driven primarily by declines in gross margin as a percentage of net revenue, principally due to supply chain challenges and the inflationary cost environment coupled with a shift in mix towards CSG offerings.

Interest and Other, Net

The following table presents information regarding interest and other, net for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020
	(in millions)
Interest and other, net:
Investment income, primarily interest	$11	$11	$32	$47
Gain on investments, net	27	489	352	591
Interest expense	(482)	(566)	(1,475)	(1,855)
Foreign exchange	(33)	(31)	(146)	(130)
Gain on disposition of businesses and assets	3,968	338	3,968	458
Other	(55)	32	(42)	(40)
Total interest and other, net	$3,436	$273	$2,689	$(929)

During the third quarter and first nine months of Fiscal 2022, the change in interest and other, net was favorable by $3.2 billion and $3.6 billion, respectively. The favorability in both periods was primarily driven by the pre-tax gain of $4.0 billion on the sale of Boomi and, to a lesser extent, a decrease in interest expense due to debt paydowns. The favorability was partially offset by a decrease in net gains on our strategic investments portfolio. For further details on the Boomi divestiture, see Note 1 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Income and Other Taxes

The following table presents information regarding our income and other taxes for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020
	(in millions, except percentages)		(in millions, except percentages)
Income before income taxes	$4,785	$1,402	$6,785	$2,038
Income tax expense (benefit)	$897	$521	$1,079	$(124)
Effective income tax rate	18.7%	37.2%	15.9%	-6.1%

For the third quarter of Fiscal 2022 and Fiscal 2021, our effective income tax rate was 18.7% and 37.2%, respectively. For the first nine months of Fiscal 2022 and Fiscal 2021, our effective income tax rate was 15.9% and -6.1%, respectively. For the third quarter and first nine months of Fiscal 2022, our effective income tax rate includes tax expense of $1.0 billion related to the divestiture of Boomi during the third quarter of Fiscal 2022. In comparison, for the first nine months of Fiscal 2021, our effective income tax rate included discrete tax benefits of $746 million related to an audit settlement that was recorded in the second quarter of Fiscal 2021 and tax expense of $359 million related to the divestiture of RSA Security during the third quarter of Fiscal 2021. Our effective income tax rates are also impacted by a change in our jurisdictional mix of income and lower overall taxes on foreign operations.

Our effective income tax rate can fluctuate depending on the geographic distribution of our worldwide earnings, as our foreign earnings are generally taxed at lower rates than in the United States. The differences between our effective income tax rate and the U.S. federal statutory rate of 21% principally result from the geographical distribution of income, differences between the book and tax treatment of certain items, and the discrete tax items discussed above. In certain jurisdictions, our tax rate is significantly less than the applicable statutory rate as a result of tax holidays. The majority of our foreign income that is subject to these tax holidays and lower tax rates is attributable to Singapore and China. A significant portion of these income tax benefits relates to a tax holiday that will be effective until January 31, 2029.  Our other tax holidays will expire in whole or in part during Fiscal 2022 through Fiscal 2030. Many of these tax holidays and reduced tax rates may be extended when certain conditions are met or may be terminated early if certain conditions are not met. As of October 29, 2021, we were not aware of any matters of non-compliance related to these tax holidays.

For further discussion regarding tax matters, including the status of income tax audits, see Note 10 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Net Income

During the third quarter and first nine months of Fiscal 2022, net income increased 341% to $3.9 billion and 164% to $5.7 billion, respectively. The increases for the third quarter and first nine months of Fiscal 2022 were primarily attributable to a favorable change in interest and other, net, as result of the gain on sale of Boomi and, to a lesser extent, an increase in operating income. Non-GAAP net income increased 18% to $2.0 billion and 28% to $5.7 billion during the third quarter and first nine months of Fiscal 2022, respectively. The increases in non-GAAP net income during both the third quarter and first nine months of Fiscal 2022 were primarily attributable to an increase in non-GAAP operating income and a reduction in interest expense during the first nine months of Fiscal 2022, partially offset by an increase in tax expense.

Non-controlling Interests

Net income attributable to non-controlling interests consists of net income or loss attributable to our non-controlling interests in VMware, Inc. and Secureworks. During the third quarter of Fiscal 2022 and Fiscal 2021, net income attributable to non-controlling interests was $45 million and $49 million, respectively. The decrease in net income attributable to non-controlling interests during the third quarter of Fiscal 2022 was primarily due to a decrease in net income attributable to our non-controlling interest in VMware, Inc.

During the first nine months of Fiscal 2022 and Fiscal 2021, net income attributable to non-controlling interests was $145 million and $139 million, respectively. The increase in net income attributable to non-controlling interests during the first nine months of Fiscal 2022 was primarily due to an increase in net income attributable to our non-controlling interest in VMware, Inc. For more information about our non-controlling interests, see Note 12 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Net Income Attributable to Dell Technologies Inc.

Net income attributable to Dell Technologies Inc. represents net income and an adjustment for non-controlling interests. During the third quarter of Fiscal 2022 and Fiscal 2021, net income attributable to Dell Technologies Inc. was $3.8 billion and $0.8 billion, respectively. During the first nine months of Fiscal 2022 and Fiscal 2021, net income attributable to Dell Technologies Inc. was $5.6 billion and $2.0 billion, respectively. The increase in net income attributable to Dell Technologies Inc. during the third quarter and first nine months of Fiscal 2022 was primarily attributable to increases in net income for both periods.

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

Infrastructure Solutions Group

The following table presents net revenue and operating income attributable to ISG for the periods indicated:

	Three Months Ended			Nine Months Ended
	October 29, 2021	% Change	October 30, 2020	October 29, 2021	% Change	October 30, 2020
	(in millions, except percentages)
Net revenue:
Servers and networking	$4,533	9%	$4,164	$13,104	8%	$12,118
Storage	3,895	1%	3,860	11,667	—%	11,682
Total ISG net revenue	$8,428	5%	$8,024	$24,771	4%	$23,800

Operating income:
ISG operating income	$892	1%	$882	$2,650	2%	$2,587
% of segment net revenue	10.6%		11.0%	10.7%		10.9%

Net Revenue — During the third quarter and first nine months of Fiscal 2022, ISG net revenue increased 5% and 4%, respectively. These increases were primarily driven by sales of servers and networking attributable to improvements in the macroeconomic environment and a shift towards investment in IT infrastructure. In comparison, net revenue during the third quarter and first nine months of Fiscal 2021 was affected by a weaker demand environment as a result of COVID-19, when customers shifted their investments toward remote work and business continuity solutions.

Net revenue from sales of servers and networking increased 9% and 8% during the third quarter and first nine months of Fiscal 2022, respectively, as a result of an increase in units sold due to continued demand for our PowerEdge servers. During the third quarter of Fiscal 2022, the increase in net revenue was further driven by an increase in average selling price for our PowerEdge servers as we managed pricing in response to the cost environment.

Storage revenue increased 1% and remained flat during the third quarter and first nine months of Fiscal 2022, respectively. We benefited from growth within hyper-converged infrastructure which was offset by a decline in other storage offerings. To a lesser extent, during the third quarter of Fiscal 2022, we also benefited from growth within our data protection offerings. Overall, we have experienced growth in demand for the majority of our storage offerings, most notably within midrange storage, that we expect will benefit net revenue in future periods.

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

From a geographical perspective, net revenue attributable to ISG increased in all regions during the third quarter and first nine months of Fiscal 2022.

Operating Income — During the third quarter and first nine months of Fiscal 2022, ISG operating income as a percentage of net revenue decreased 40 basis points to 10.6% and 20 basis points to 10.7%, respectively. The declines in operating income as a percentage of net revenue during both Fiscal 2022 periods were driven by declines in ISG gross margin percentage. ISG gross margin percentage decreased as a result of a shift in mix within ISG towards servers and networking coupled with a decline in gross margin percentage for storage, in part due to a shift in mix of storage offerings sold. The decrease in gross margin percentage was partially offset by a decrease in operating expense as a percentage of net revenue.

Client Solutions Group

The following table presents net revenue and operating income attributable to CSG for the periods indicated:

	Three Months Ended			Nine Months Ended
	October 29, 2021	% Change	October 30, 2020	October 29, 2021	% Change	October 30, 2020
	(in millions, except percentages)
Net revenue:
Commercial	$12,292	40%	$8,783	$32,668	28%	$25,456
Consumer	4,254	21%	3,503	11,446	25%	9,137
Total CSG net revenue	$16,546	35%	$12,286	$44,114	28%	$34,593

Operating income:
CSG operating income	$1,147	14%	$1,002	$3,232	40%	$2,309
% of segment net revenue	6.9%		8.2%	7.3%		6.7%

Net Revenue — During the third quarter and first nine months of Fiscal 2022, CSG net revenue increased 35% and 28%, respectively, driven primarily by increases in units sold across the majority of product offerings as a result of continued strong demand. Increases in average selling price, principally within our commercial offerings, also contributed to revenue growth.

Commercial revenue increased 40% and 28% during the third quarter and first nine months of Fiscal 2022, respectively, primarily due to an increase in sales of commercial desktops and notebooks driven by continued strong demand as customers invest in in-office, remote, and hybrid workforce environments. Increases in average selling price also contributed to revenue growth, most notably in the third quarter of Fiscal 2022, as we continue to navigate through supply chain shortages and managed pricing in response to the current inflationary cost environment.

Consumer revenue increased 21% and 25% during the third quarter and first nine months of Fiscal 2022, respectively, primarily due to an increase in units sold as a result of strong demand across the majority of consumer product offerings.

From a geographical perspective, net revenue attributable to CSG increased across all regions during the third quarter and first nine months of Fiscal 2022.

Operating Income — During the third quarter of Fiscal 2022, CSG operating income as a percentage of net revenue decreased 130 basis points to 6.9%. The decrease was primarily attributable to declines in both commercial and consumer gross margin percentages which were impacted by heightened supply chain challenges, logistics costs, and the inflationary component cost environment. The gross margin percentage decreases were partially offset by a shift in mix towards commercial product offerings and a decrease in operating expenses as a percentage of net revenue.

During the first nine months of Fiscal 2022, CSG operating income as a percentage of net revenue increased 60 basis points to 7.3%. The increase was primarily driven by an increase in gross margin percentage, principally within our consumer offerings, coupled with a decrease in operating expenses as a percentage of net revenue. The increase in gross margin percentage was primarily driven by disciplined pricing as we managed through both cost and supply chain challenges discussed above. These challenges were more unfavorable to the third quarter of Fiscal 2022 as compared to the first half of Fiscal 2022.

VMware

The following table presents net revenue and operating income attributable to VMware for the periods indicated:

	Three Months Ended			Nine Months Ended
	October 29, 2021	% Change	October 30, 2020	October 29, 2021	% Change	October 30, 2020
	(in millions, except percentages)
Net revenue:
VMware net revenue	$3,178	10%	$2,893	$9,317	9%	$8,556

Operating income:
VMware operating income	$837	—%	$837	$2,527	1%	$2,504
% of segment net revenue	26.3%		28.9%	27.1%		29.3%

Net Revenue — VMware net revenue primarily consists of revenue from the sale of software licenses under perpetual licenses and subscription and SaaS offerings, as well as related software maintenance services, support, training, consulting services, and hosted services. VMware net revenue for the third quarter and first nine months of Fiscal 2022 increased 10% and 9%, respectively, primarily due to growth in sales of subscription and SaaS offerings, driven by increased demand for cloud offerings. Both license revenue and software maintenance revenue also increased to a lesser extent, with the latter continuing to benefit from maintenance contracts sold in previous periods.

VMware net revenue for the third quarter and first nine months of Fiscal 2022 increased in both the United States and internationally.

Operating Income — During the third quarter and first nine months of Fiscal 2022, VMware operating income as a percentage of net revenue decreased 260 basis points to 26.3% and 220 basis points to 27.1%, respectively. These decreases were due to a decline in VMware gross margin percentage and an increase in operating expense as a percentage of net revenue. VMware gross margin percentage declined in part due to a transition towards subscription and SaaS offerings. Operating expenses increased as a result of higher employee compensation expense primarily attributable to investments in key R&D initiatives, coupled with the reintroduction of expenses that were temporarily reduced in Fiscal 2021.

OTHER BALANCE SHEET ITEMS

Accounts Receivable

We sell products and services directly to customers and through a variety of sales channels, including retail distribution. Our accounts receivable, net, was $14.2 billion and $12.8 billion as of October 29, 2021 and January 29, 2021, respectively. We maintain an allowance for expected credit losses to cover receivables that may be deemed uncollectible. The allowance for expected credit losses is an estimate based on an analysis of historical loss experience, current receivables aging, management’s assessment of current conditions and reasonable and supportable expectation of future conditions, and specific identifiable customer accounts that are deemed at risk. Given this uncertainty, our allowance for expected credit losses in future periods may vary from our current estimates. As of October 29, 2021 and January 29, 2021, the allowance for expected credit losses was $100 million and $104 million, respectively. Based on our assessment, we believe that we are adequately reserved for expected credit losses. We will continue to monitor the aging of our accounts receivable and take actions, where necessary, to reduce our exposure to credit losses.

Dell Financial Services

DFS supports Dell Technologies by offering and arranging various financing options and services for our customers globally, including through captive financing operations in North America, Europe, Australia, and New Zealand. DFS originates, collects, and services customer receivables primarily related to the purchase of our product, software, and service solutions. DFS further strengthens our customer relationships through its flexible consumption models, provided through APEX, which enable us to offer our customers the option to pay over time and, in certain cases, based on utilization, to provide them with financial flexibility to meet their changing technological requirements. New financing originations were $2.0 billion and $2.1 billion for the third quarter of Fiscal 2022 and Fiscal 2021, respectively, and $5.8 billion and $6.5 billion for the first nine months of Fiscal 2022 and Fiscal 2021, respectively. We experienced a decline in new financing originations during Fiscal 2022 as more customers leveraged financing during Fiscal 2021 in the early stages of the COVID-19 pandemic.

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

As of October 29, 2021 and January 29, 2021, our financing receivables, net were $10.2 billion and $10.5 billion, respectively. We maintain an allowance to cover expected financing receivable credit losses and evaluate credit loss expectations based on our total portfolio. Our allowance for expected credit losses in future periods may vary from our current estimates. For the third quarter of Fiscal 2022 and Fiscal 2021, the principal charge-off rate for our financing receivables portfolio was 1.1% and 0.7%, respectively. For the first nine months of Fiscal 2022 and Fiscal 2021, the principal charge-off rate for our total portfolio was 0.7% and 0.9%, respectively. The credit quality of our financing receivables has improved in recent years due to an overall improvement in the credit environment and as the mix of high-quality commercial accounts in our portfolio has continued to increase. We continue to monitor broader economic indicators and their potential impact on future loss performance. We have an extensive process to manage our exposure to customer credit risk, including active management of credit lines and our collection activities. We also sell selected fixed-term financing receivables without recourse to unrelated third parties on a periodic basis, primarily to manage certain concentrations of customer credit exposure.  Based on our assessment of the customer financing receivables, we believe that we are adequately reserved.

We retain a residual interest in equipment leased under our fixed-term lease programs. As of October 29, 2021 and January 29, 2021, the residual interest recorded as part of financing receivables was $265 million and $424 million, respectively. The amount of the residual interest is established at the inception of the lease based upon estimates of the value of the equipment at the end of the lease term using historical studies, industry data, and future value-at-risk demand valuation methods. We assess the carrying amount of our recorded residual values for expected losses. Generally, expected losses as a result of residual value risk on equipment under lease are not considered to be significant primarily because of the existence of a secondary market with respect to the equipment. The lease agreement also clearly defines applicable return conditions and remedies for non-compliance to ensure that the leased equipment will be in good operating condition upon return. Model changes and updates, as well as market strength and product acceptance, are monitored, and adjustments are made to residual values in accordance with the significance of any such changes. To mitigate our exposure, we work closely with customers and dealers to manage the sale of returned assets. No material expected losses were recorded related to residual assets during the third quarter and first nine months of Fiscal 2022 and Fiscal 2021.

As of October 29, 2021 and January 29, 2021, equipment under operating leases, net was $1.6 billion and $1.3 billion, respectively. Based on triggering events, we assess the carrying amount of the equipment under operating leases recorded for impairment. No material impairment losses were recorded related to such equipment during the third quarter and first nine months of Fiscal 2022 and Fiscal 2021.

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

Off-Balance Sheet Arrangements

As of October 29, 2021, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition or results of operations.

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

The following table presents our cash and cash equivalents as well as our available borrowings as of the dates indicated:

	October 29, 2021	January 29, 2021
	(in millions)
Cash and cash equivalents, and available borrowings:
Cash and cash equivalents (a)	$22,406	$14,201
Remaining available borrowings under revolving credit facilities (b)	5,969	5,467
Total cash, cash equivalents, and available borrowings	$28,375	$19,668
____________________
(a)    Of the $22.4 billion of cash and cash equivalents as of October 29, 2021, $12.5 billion was held by VMware, Inc.
(b)    Of the $6.0 billion of remaining available borrowings under revolving credit facilities, $1.5 billion was attributable to the VMware Revolving Credit Facility.

Our revolving credit facilities as of October 29, 2021 consist of the Revolving Credit Facility and the VMware Revolving Credit Facility. The Revolving Credit Facility has a maximum aggregate borrowing capacity of $4.5 billion, and available borrowings under this facility are reduced by draws on the facility and outstanding letters of credit. As of October 29, 2021, there were no borrowings outstanding under the facility. Borrowings under the Revolving Credit Facility are used for general corporate purposes on a short-term basis.

On November 1, 2021, we entered into a new senior secured Revolving Credit Facility (the “2021 Revolving Credit Facility”) to replace the old senior secured Revolving Credit Facility under the Existing Credit Agreement. The 2021 Revolving Credit Facility, which matures on November 1, 2026, provides us with revolving commitments in an aggregate principal amount of $5.0 billion for general corporate purposes and includes a letter of credit sub-facility of up to $500 million and a swing-line loan sub-facility of up to $500 million. See Note 18 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information.

The VMware Revolving Credit Facility has a maximum capacity of $1.5 billion. As of October 29, 2021, there were no outstanding borrowings under the facility. None of the net proceeds of borrowings under the VMware Revolving Credit Facility will be made available to support the operations or satisfy any corporate purposes of Dell Technologies, other than the operations and corporate purposes of VMware, Inc. and VMware, Inc.’s subsidiaries.

See Note 5 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information about each of the foregoing revolving credit facilities.

We believe that our current cash and cash equivalents, together with cash that will be provided by future operations and borrowings expected to be available under our revolving credit facilities, will be sufficient over at least the next twelve months and for the foreseeable future thereafter to fund our operations, debt service requirements and maturities, capital expenditures, share repurchases, dividend payments, and other corporate needs.

Debt

The following table summarizes our outstanding debt as of the dates indicated:

	October 29, 2021	Increase (decrease)	January 29, 2021
	(in millions)
Core debt
Senior Secured Credit Facilities and First Lien Notes	$24,754	$(23)	$24,777
Unsecured Notes and Debentures	952	(400)	1,352
Senior Notes	1,625	(1,075)	2,700
EMC Notes	—	(1,000)	1,000
DFS allocated debt	(366)	300	(666)
Total core debt	26,965	(2,198)	29,163
DFS related debt
DFS debt	9,977	311	9,666
DFS allocated debt	366	(300)	666
Total DFS related debt	10,343	11	10,332
Margin Loan Facility and other	400	(3,835)	4,235
Debt of public subsidiary
VMware Notes	10,750	6,000	4,750
Total public subsidiary debt	10,750	6,000	4,750
Total debt, principal amount	48,458	(22)	48,480
Carrying value adjustments	(479)	17	(496)
Total debt, carrying value	$47,979	$(5)	$47,984

During the first nine months of Fiscal 2022, the outstanding principal amount of our debt remained relatively flat, primarily as a result of principal repayments of $6.5 billion offset by the issuance of $6.0 billion of VMware Notes and $0.4 billion of net DFS debt activity.

We define core debt as the total principal amount of our debt, less DFS related debt, our Margin Loan Facility and other debt, and public subsidiary debt. Our core debt was $27.0 billion as of October 29, 2021. During the first nine months of Fiscal 2022, the decrease in our core debt was driven by principal repayments, including $1.1 billion principal amount of our 5.875% Senior Notes due June 2021, $1.0 billion principal amount of our 3.375% EMC Notes due June 2023, and $0.4 billion principal amount of our 4.625% Unsecured Notes due April 2021.

In connection with the VMware Spin-off executed on November 1, 2021, VMware, Inc. paid a cash dividend, pro rata, to each of the holders of VMware, Inc. common stock in an aggregate amount equal to $11.5 billion, of which Dell Technologies received $9.3 billion. Subsequent to October 29, 2021 and the completion of the transaction, the Company utilized the net proceeds from its pro rata share, as well as cash on hand, to repay $9.4 billion in outstanding principal amount of core debt. Further, in connection with the termination of the Existing Credit Agreement, which governed the Senior Secured Credit Facilities, the tangible and intangible assets that secured the First Lien Notes were released as collateral and, as such, our remaining core debt became unsecured. Additionally, on November 19, 2021, the Company issued a partial redemption notice of $1.25 billion principal amount of the 5.45% First Lien Notes due June 2023 with the repayment expected to occur on December 6, 2021.

See Note 18 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information about VMware Spin-off and debt-related activity subsequent to October 29, 2021.

As of October 29, 2021, our Margin Loan Facility and other debt was $0.4 billion and consisted only of other debt. During the first nine months of Fiscal 2022, we fully repaid the Margin Loan Facility in the principal amount of $4.0 billion.

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

See Note 5 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information about our debt and VMware, Inc. debt.

We have made steady progress in paying down debt and we will continue to include deleveraging as an important component of our overall strategy. We have achieved an investment grade corporate family rating from three major credit rating agencies, with the final upgrade occurring subsequent to October 29, 2021.

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

Cash Flows

The following table presents a summary of our Condensed Consolidated Statements of Cash Flows for the periods indicated:

	Nine Months Ended
	October 29, 2021	October 30, 2020
	(in millions)
Net change in cash from:
Operating activities	$7,214	$5,530
Investing activities	2,053	26
Financing activities	(1,028)	(3,483)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(54)	(67)
Change in cash, cash equivalents, and restricted cash	$8,185	$2,006

Operating Activities — Cash provided by operating activities was $7.2 billion for the first nine months of Fiscal 2022 compared to cash provided by operating activities of $5.5 billion for the first nine months of Fiscal 2021. The increase in operating cash flows during the first nine months of Fiscal 2022 was primarily driven by strong growth. Additionally, working capital dynamics were favorable for the period primarily due to timing of purchases and payments to vendors, partially offset by higher end of quarter shipments and increased inventory as we continue to navigate the current supply chain environment. In comparison, during the first nine months of Fiscal 2021 we experienced unfavorable working capital impacts.

DFS offerings are initially funded through cash on hand at the time of origination, most of which is subsequently replaced with third-party financing. For DFS offerings which qualify as sales-type leases, the initial funding of financing receivables is reflected as an impact to cash flows from operations, and is largely subsequently offset by cash proceeds from financing activities. For DFS operating leases, which have increased under the current leasing standard, the initial funding is classified as a capital expenditure and reflected as cash flows used in investing activities. DFS new financing originations were $5.8 billion and $6.5 billion during the first nine months of Fiscal 2022 and Fiscal 2021, respectively. As of October 29, 2021, DFS had $10.2 billion of financing receivables, net and $1.6 billion of equipment under operating leases, net.

Investing Activities — Investing activities primarily consist of cash used to fund capital expenditures for property, plant, and equipment, which includes equipment under operating leases, as well as capitalized software development costs, acquisitions and divestitures, strategic investments, and the maturities, sales, and purchases of investments. During the first nine months of Fiscal 2022, cash provided by investing activities was $2.1 billion and was primarily driven by net cash proceeds related to the divestiture of Boomi, partially offset by capital expenditures and capitalized software development costs. In comparison, cash provided by investing activities was $26 million during the first nine months of Fiscal 2021, which was primarily attributable to net cash proceeds from the divestiture of RSA Security during the the third quarter of Fiscal 2021, largely offset by capital expenditures and acquisitions of businesses.

Financing Activities — Financing activities primarily consist of the proceeds and repayments of debt, cash used to repurchase common stock, and proceeds from the issuance of common stock. Cash used in financing activities was $1.0 billion during the first nine months of Fiscal 2022 and primarily consisted of debt repayments and repurchases of common stock by our public subsidiaries, partially offset by net cash proceeds from the issuance of VMware Notes and DFS debt. In comparison, cash used in financing activities of $3.5 billion during the first nine months of Fiscal 2021 primarily consisted of debt repayments and repurchases of common stock by our public subsidiaries, partially offset by cash proceeds from the issuances of multiple series of First Lien Notes and VMware Notes.

Capital Commitments

Capital Expenditures — During the first nine months of Fiscal 2022 and Fiscal 2021, we spent $2.1 billion and $1.6 billion, respectively, on property, plant, and equipment and capitalized software development costs. Product demand, product mix, and the use of contract manufacturers, as well as ongoing investments in operating and IT infrastructure and software development, influence the level and prioritization of our capital expenditures. Aggregate capital expenditures for Fiscal 2022 are currently expected to total $2.9 billion, of which approximately $1.0 billion is expected to be expended for equipment under operating leases and approximately $0.3 billion for capitalized software development costs.

Repurchases of Common Stock —Effective as of September 23, 2021, our board of directors approved a stock repurchase program (the “2021 Stock Repurchase Program”) under which we are authorized to use assets to repurchase up to $5 billion of shares of our Class C Common Stock with no established expiration date. As of October 29, 2021, the cumulative authorized amount remaining for stock repurchases was $5 billion. Subsequent to the third quarter of Fiscal 2022 through November 30, 2021, we repurchased approximately 3.1 million shares for approximately $173 million.

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

As of October 29, 2021, purchase obligations were $5.2 billion, $0.7 billion, and $0.8 billion for the remaining three months of Fiscal 2022, and for Fiscal 2023 and Fiscal 2024 and thereafter, respectively.

Summarized Guarantor Financial Information

As discussed in Note 5 of the Notes to the Condensed Consolidated Financial Statements included in this report, Dell International L.L.C. and EMC Corporation (the “Issuers”), both of which are wholly-owned subsidiaries of Dell Technologies, completed private offerings of multiple series of senior secured notes issued on June 1, 2016, March 20, 2019, and April 9, 2020 (collectively, the “First Lien Notes”). On May 17, 2021, the Issuers launched an exchange offer of the outstanding First Lien Notes for registered senior secured notes with substantially similar terms (the “Exchange Notes”). In June 2021, the Issuers completed the exchange offer and issued an aggregate of $18.4 billion principal amount of Exchange Notes in exchange for the same principal amount of First Lien Notes. As of October 29, 2021, the aggregate principal amount of unregistered First Lien Notes remaining outstanding following the settlement of the exchange offer was approximately $0.1 billion.

Guarantees — The Exchange Notes are guaranteed on a joint and several unsecured basis by Dell Technologies and on a joint and several secured basis by Denali Intermediate, Inc. (“Denali Intermediate”), Dell and each of Denali Intermediate’s wholly-owned domestic subsidiaries that guarantees the Issuers’ Senior Credit Facility obligations (collectively, the “Guarantors”). Not all of Denali Intermediate’s subsidiaries guarantee the Exchange Notes, including none of Denali Intermediate’s non-wholly-owned subsidiaries, foreign subsidiaries, receivables subsidiaries and subsidiaries designated as unrestricted subsidiaries under the Senior Credit Facility (such non-guarantor subsidiaries, collectively, the “Non-Guarantor Subsidiaries”). SecureWorks Corp., Virtustream, Inc., VMware, Inc., EMC Equity Assets LLC and VMW Holdco L.L.C. (collectively, the “Unrestricted Subsidiaries”) have been designated as unrestricted subsidiaries under the Senior Credit Facility and therefore do not guarantee the Exchange Notes or the Senior Credit Facility obligations. See Exhibit 22.1 filed with this report for a list of subsidiary guarantors and issuers of guaranteed securities.

The guarantees are full and unconditional, subject to certain customary release provisions. The indentures that govern the Exchange Notes provide that guarantees by subsidiaries of Denali Intermediate may be released in the event, among other things, (1) such Guarantor is sold or sells all of its assets in compliance with the applicable provisions of the indentures; (2) such Guarantor is released from its guaranty under the Senior Credit Facility, including the declaration of such subsidiary as “unrestricted” under the Senior Credit Facility; (3) the merger, amalgamation or consolidation, or liquidation, of such Guarantor; or (4) the achievement of investment grade ratings with respect to the Issuers and the Exchange Notes. In addition, all Guarantors will be released from their guarantees if the requirements for legal defeasance or covenant defeasance or to discharge the indentures have been satisfied.

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

The following table presents summarized results of operations information for the Obligor Group for the period indicated:

Nine Months Ended
October 29, 2021
(in millions)
Net revenue (a)	$18,608
Gross margin (b)	$6,492
Operating loss (c)	$(687)
Interest and other, net	2,936
Income before income taxes	$2,249
Net income attributable to Obligor Group	$1,801
____________________
(a) Includes net revenue from services provided and product sales to Non-Guarantor Subsidiaries of $2,069 million and $122 million, respectively.
(b) Includes cost of net revenue from resale of solutions purchased from Non-Guarantor Subsidiaries of $1,837 million.
(c) Includes operating expenses from shared services provided by Non-Guarantor Subsidiaries of $59 million.

The following table presents summarized balance sheet information for the Obligor Group as of the dates indicated:

	October 29, 2021	January 29, 2021 (a)
	(in millions)
ASSETS
Current assets	$16,429	$12,160
Short-term intercompany loan receivables	2,379	—
Total current assets	18,808	12,160
Goodwill and intangible assets	15,592	16,229
Other non-current assets	6,910	6,185
Long-term intercompany loan receivables	2,236	4,714
Total assets	$43,546	$39,288
LIABILITIES
Current liabilities	$26,552	$15,761
Intercompany payables	5,574	5,527
Total current liabilities	32,126	21,288
Long-term debt	17,749	27,951
Other non-current liabilities	9,248	7,549
Total liabilities	$59,123	$56,788
____________________
(a) During the three months ended October 29, 2021, two Non-Guarantor Subsidiaries transferred their respective businesses to the Guarantors. Prior period balances have been reclassified to conform to current period presentation.

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

The Collateral may be released in certain circumstances, including, (1) to enable the sale, transfer or other disposition of such property or assets, (2) upon the release of the guarantee of a Guarantor, (3) upon such property or asset becoming an “excluded asset” as defined in the indentures governing the Exchange Notes, (4) upon the achievement of investment grade ratings with respect to the Issuers and the Exchange Notes, and (5) to the extent the liens on the Collateral securing the Senior Credit Facility obligations are released (other than in connection with the payment in full of the Senior Credit Facility).

The Collateral does not include, and will not include, among other things, (1) a pledge of the assets or equity interests of certain subsidiaries, including the Unrestricted Subsidiaries and their respective subsidiaries, (2) any fee-owned real property with a book value of less than $150 million, (3) any commercial tort claims or letter of credit rights with an individual value of less than $50 million, (4) any “principal property” as defined in the indentures governing the Unsecured Notes and Debentures of Dell and the EMC Notes, and capital stock of any subsidiary holding “principal property” as defined in the indenture governing the Unsecured Notes and Debentures of Dell, or (5) certain excluded assets.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 29, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of October 29, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended October 29, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

The information required by this item is incorporated herein by reference to the information set forth under the caption “Legal Matters” in Note 9 of the Notes to the Condensed Consolidated Financial Statements included in Part I of this report.

ITEM 1A — RISK FACTORS

In addition to the other information set forth in this report, the risks discussed in “Part I — Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 29, 2021 could materially affect our business, operating results, financial condition, or prospects. Further, as a result of the completion of the VMware Spin-off on November 1, 2021, we are subject to the following additional risks:

Risks Related to the Spin-Off of VMware, Inc.

Our spin-off of VMware, Inc. may not achieve the intended benefits.

On November 1, 2021, as described in this report, VMware, Inc. distributed to its stockholders, including us, a special one-time cash dividend, and we distributed all of the issued and outstanding shares of VMware common stock then owned by us to the holders of record of shares of Dell Technologies as of the distribution record date (the “VMware Spin-off”). Upon completion of the VMware Spin-off, the businesses of VMware, Inc. were separated from our remaining businesses, and we and VMware, Inc. entered into various agreements that will govern our future relationship. Among those agreements, a commercial framework agreement provides a framework under which we and VMware, Inc. will continue our strategic relationship, particularly with respect to projects we and VMware, Inc. believe have the potential to accelerate the growth of the industry, product, service, or platform that may provide one or both of our companies with a strategic market opportunity. The VMware Spin-off may not provide the benefits that we intend, including the benefits we seek from a continuation of our strategic relationship with VMware, Inc. under the commercial framework and other arrangements.

There is the potential for business disruption and significant separation costs. Planning and executing the VMware Spin-off has required significant additional time, effort, and expense. The VMware Spin-off could cause our customers to delay or defer decisions to purchase products or renew contracts, or to end their relationships. Any of these factors could have a material adverse effect on our business, financial condition, results of operations, cash flows or the price of our Class C Common Stock. In addition, the combined value of the common stock of the two companies held by our stockholders may not be equal to or greater than what the value of our common stock alone would have been had the proposed VMware Spin-off not occurred.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

During the third quarter of Fiscal 2022, we issued to employees an aggregate of 2,019 shares of the Class C Common Stock for an immaterial amount pursuant to exercises of stock options granted under the Dell Inc. Amended and Restated 2002 Long-Term Incentive Plan. The foregoing transactions were affected without registration in reliance on the exemption from registration under the Securities Act of 1933 afforded by Rule 701 thereunder as transactions pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule.

During October 2021, we issued 363,636 shares of Class C Common Stock to a stockholder upon the conversion of the same number of shares of our Class A Common Stock held by such stockholder. The issuance of the Class C Common Stock in this transaction was made in reliance on the exemption from registration under the Securities Act of 1933 afforded by Section 3(a)(9) thereof. No commission or other remuneration was paid or given directly or indirectly for soliciting the exchange of these securities.

Purchases of Equity Securities

The following table presents information with respect to our purchases of Class C Common Stock during the third quarter of Fiscal 2022.

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
Repurchases from July 31, 2021 through August 27, 2021
Share repurchase program	—	$—	—	NA
Employee transactions	—	$—	—	NA
Repurchases from August 28, 2021 through September 24, 2021
Share repurchase program(1)	—	$—	—	$5,000,000,000
Employee transactions (2)	178,530	$97.14	—	NA
Repurchases from September 25, 2021 through October 29, 2021
Share repurchase program	—	$—	—	$5,000,000,000
Employee transactions	—	$—	—	NA
Total	178,530	$97.14	—	$5,000,000,000
____________________
(1) On February 24, 2020, the Company’s board of directors approved a stock repurchase program under which the Company is authorized to repurchase up to $1 billion of shares of the Class C Common Stock over a 24-month period expiring on February 28, 2022. During the nine months ended October 30, 2020, the Company suspended activity under the program. Effective as of September 23, 2021, the Company’s board of directors approved a stock repurchase program under which the Company is authorized to use assets to repurchase up to $5 billion of shares of the Company’s Class C Common Stock with no established expiration date and terminated the Company’s previous stock repurchase program. The repurchase of shares is expected to commence in the fourth quarter of the Company’s fiscal year ending January 28, 2022.
(2) Represents previously issued shares delivered to the Company to satisfy tax withholding obligations in connection with the vesting of employee restricted stock awards.

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

As permitted under the OFAC General License, our subsidiary Dell LLC and other subsidiaries periodically file notifications with the FSB in connection with the importation and distribution of our products in the Russian Federation. During our fiscal quarter ended October 29, 2021, Dell LLC filed notifications with the FSB. No payments were issued or received, and no gross revenue or net profits were generated, in connection with these filing activities. Dell Technologies and its subsidiaries do not sell products or provide services to the FSB. To the extent permitted by applicable law, including by the OFAC General License, we expect to continue to file notifications with the FSB to qualify our products for importation and distribution in the Russian Federation.

ITEM 6 — EXHIBITS

The Company hereby files or furnishes the exhibits listed below:

Exhibit Number	Description
2.1
Letter Agreement, dated as of October 7, 2021, between Dell Technologies Inc. (the “Company”) and VMware, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on October 7, 2021) (Commission File No. 001-37867)

4.1††
Consent to the Extension of Registration Rights Under the Second Amended and Restated Registration Rights Agreement, dated September 30, 2021, among Dell Technologies Inc. (the “Company”) and SL SPV-2 L.P., Silver Lake Partners IV, L.P., Silver Lake Technology Investors IV, L.P., Silver Lake Partners V DE (AIV), L.P., Silver Lake Technology Investors V, L.P.

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

Date: December 3, 2021