Form 10-K
period 2022-01-28
Dell Technologies Inc.
filed 2022-03-24
CIK 1571996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	January 28, 2022
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of July 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of the registrant’s common stock held by non-affiliates was approximately $27.4 billion (based on the closing price of $96.62 per share of Class C Common Stock reported on the New York Stock Exchange on that date).
As of March 22, 2022, there were 760,398,349 shares of the registrant’s common stock outstanding, consisting of 286,567,599 outstanding shares of Class C Common Stock, 378,480,523 outstanding shares of Class A Common Stock, and 95,350,227 outstanding shares of Class B Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s proxy statement relating to its annual meeting of stockholders to be held in 2022. The proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

DELL TECHNOLOGIES INC.

Unless the context indicates otherwise, references in this report to “we,” “us,” “our,” the “Company,” and “Dell Technologies” mean Dell Technologies Inc. and its consolidated subsidiaries, references to “Dell” mean Dell Inc. and Dell Inc.’s consolidated subsidiaries, references to “EMC” mean EMC Corporation and EMC Corporation’s consolidated subsidiaries, and references to “VMware” refer to VMware, Inc. and VMware, Inc.’s consolidated subsidiaries.

Our fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. We refer to our fiscal years ended January 28, 2022, January 29, 2021, and January 31, 2020, as “Fiscal 2022,” “Fiscal 2021,” and “Fiscal 2020,” respectively. Fiscal 2022, Fiscal 2021, and Fiscal 2020 included 52 weeks.

PART I

ITEM 1 — BUSINESS

Fiscal 2022 Significant Developments

On November 1, 2021, Dell Technologies completed its previously announced spin-off of VMware, Inc. (“VMware”) by means of a special stock dividend (the “VMware Spin-off”). The VMware Spin-off was effectuated pursuant to a Separation and Distribution Agreement, dated as of April 14, 2021, between Dell Technologies and VMware (the “Separation and Distribution Agreement”). As part of the transaction, VMware paid a special cash dividend, pro rata, to each holder of VMware common stock in an aggregate amount equal to $11.5 billion, of which Dell Technologies received $9.3 billion.

In connection with and upon completion of the VMware Spin-off, Dell Technologies and VMware entered into a Commercial Framework Agreement (the “CFA”). The CFA provides a framework under which Dell Technologies and VMware will continue their commercial relationship after the transaction.

On October 1, 2021, Dell Technologies completed the sale of Boomi, Inc. (“Boomi”) and certain related assets and received total cash consideration of approximately $4.0 billion. The transaction was intended to support the Company’s focus on fueling growth initiatives through targeted investments to modernize Dell Technologies’ core infrastructure and through expansion in high-priority areas, including hybrid and private cloud, edge, telecommunications solutions, and the Company’s APEX offerings.

With the proceeds from the VMware Spin-off and cash on hand, we were able to make steady progress in paying down our outstanding debt throughout Fiscal 2022. As a result of our debt reduction and continued focus on deleveraging, we achieved an investment grade rating from three major credit rating agencies.

During Fiscal 2022, the COVID-19 pandemic continued to present global challenges that directly impacted Dell Technologies, most notably in relation to supply chain impacts. As a result of the global economic recovery coupled with industry-wide constraints on the supply of limited-source components, we experienced demand which outpaced supply across many of our product offerings. The supply chain impacts led to an increase in orders pending fulfillment and extended lead times for our customers. We continue to closely monitor the impacts of COVID-19 and keep the health of our employees, customers, business partners, and communities as our primary focus.

See Note 1, Note 3, and Note 7 of the Notes to the Consolidated Financial Statements included in this report for additional information regarding the VMware Spin-off, the Boomi divestiture, and our outstanding debt.

Company Overview

Dell Technologies helps organizations build their digital futures and individuals transform how they work, live and play. We provide customers with one of the industry’s broadest and most innovative solutions portfolio for the data era, including traditional infrastructure and extending to multi-cloud environments. We continue to seamlessly deliver differentiated and holistic information technology (“IT”) solutions to our customers which has helped drive consistent revenue growth.

Dell Technologies’ integrated solutions help customers modernize their IT infrastructure, manage and operate in a multi-cloud world, address workforce transformation, and provide critical solutions that keep people and organizations connected, which has proven even more important through the COVID-19 pandemic. We are helping customers accelerate their digital transformations to improve and strengthen business and workforce productivity. With our extensive portfolio and our commitment to innovation, we offer secure, integrated solutions that extend from the edge to the core to the cloud, and we are at the forefront of the software-defined and cloud native infrastructure era. As further evidence of our commitment to innovation, we are evolving and expanding our IT as-a-Service and cloud offerings including APEX-branded solutions which provide our customers with greater flexibility to scale IT to meet their evolving business needs and budgets.

Dell Technologies’ end-to-end portfolio is supported by a world-class organization that operates globally in approximately 180 countries across key functional areas, including technology and product development, marketing, sales, financial services, and services. Our go-to-market engine includes a 32,000-person sales force and a global network of over 200,000 channel partners. Dell Financial Services and its affiliates (“DFS”) offer customers payment flexibility and enables synergies across the business. DFS funded $8.5 billion of originations in Fiscal 2022 and maintains a $11 billion global portfolio of high-quality financing receivables. We employ approximately 35,000 full-time service and support professionals and maintain more than 2,400 vendor-managed service centers. We manage a world-class supply chain that drives long-term growth and operating efficiencies, with approximately $75 billion in annual procurement expenditures and over 750 parts distribution centers. Together, these elements provide a critical foundation for our success.

Our Vision and Strategy

Our vision is to become the most essential technology company for the data era. We seek to address our customers’ evolving needs and their broader digital transformation objectives as they embrace today’s hybrid multi-cloud environment. We intend to execute on our vision by focusing on two overarching strategic priorities:

•Grow and modernize our core offerings in the markets in which we predominantly compete

•Pursue attractive new growth opportunities such as Edge, Telecom, data management, and as-a-Service consumption models

We believe that we are uniquely positioned in the data and multi-cloud era and that our results will benefit from our competitive advantages. We intend to continue to execute our business model to position our company for long-term success while balancing liquidity, profitability, and growth.

We are seeing an accelerated rate of change in the IT industry and increased demand for simpler, more agile IT as companies leverage multiple clouds in their IT environments. COVID-19 has accelerated the introduction and adoption of new technologies to ensure productivity and collaboration from anywhere. To meet our customer needs, we continue to invest in research and development, sales, and other key areas of our business to deliver superior products and solutions capabilities and to drive long-term sustainable growth.

Products and Services

We design, develop, manufacture, market, sell, and support a wide range of comprehensive and integrated solutions, products, and services. We are organized into two business units, referred to as Infrastructure Solutions Group and Client Solutions Group, which are our reportable segments.

•Infrastructure Solutions Group (“ISG”) — ISG enables our customers’ digital transformation through our trusted multi-cloud and big data solutions, which are built upon modern data center infrastructure. ISG helps customers in the area of hybrid cloud deployment with the goal of simplifying, streamlining, and automating cloud operations. ISG solutions are built for multi-cloud environments and are optimized to run cloud native workloads in both public and private clouds, as well as traditional on-premise workloads.

Our comprehensive portfolio of advanced storage solutions includes traditional storage solutions as well as next-generation storage solutions (such as all-flash arrays, scale-out file, object platforms, and software-defined solutions). In May 2020, we released our new PowerStore offering, a differentiated midrange storage solution that enables seamless updates using microservices and container-based software architecture. This offering allows us to compete more effectively within midrange storage. We continue to make enhancements to our storage solutions offerings and expect that these offerings will drive long-term improvements in the business.

Our server portfolio includes high-performance rack, blade, tower, and hyperscale servers, optimized to run high value workloads, including artificial intelligence and machine learning. Our networking portfolio helps our business customers transform and modernize their infrastructure, mobilize and enrich end-user experiences, and accelerate business applications and processes.

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

•Client Solutions Group (“CSG”) — CSG includes branded hardware (such as desktops, workstations, and notebooks) and branded peripherals (such as displays and projectors), as well as third-party software and peripherals. Our computing devices are designed with our commercial and consumer customers’ needs in mind, and we seek to optimize performance, reliability, manageability, design, and security. For our customers that are seeking to simplify client lifecycle management, Dell PC as-a-Service offering combines hardware, software, lifecycle services, and financing into one all-encompassing solution that provides predictable pricing per seat per month. CSG also offers attached software, peripherals, and services, including support and deployment, configuration, and extended warranty services.

Approximately half of CSG revenue is generated by sales to customers in the Americas, with the remaining portion derived from sales to customers in EMEA and APJ.

Our other businesses, described below, consists of our resale of standalone VMware offerings, referred to as VMware Resale, as well as product and service offerings of SecureWorks Corp. (“Secureworks”) and Virtustream. These businesses are not classified as reportable segments, either individually or collectively.

•VMware Resale consists of our sale of standalone VMware offerings. Under the CFA entered into as part of the VMware Spin-off, Dell Technologies continues to act as a key channel partner in this relationship, reselling VMware offerings to our customers. This partnership is intended to facilitate mutually beneficial growth for both Dell and VMware.

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

We believe the collaboration, innovation, and coordination of the operations and strategies across the segments of our business, as well as our differentiated go-to-market model, will continue to drive revenue synergies. Through our research and development activities, we are able to engineer leading innovative solutions that incorporate the distinct set of hardware, software, and services across all segments of our business.

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

See “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Business Unit Results” and Note 19 of the Notes to the Consolidated Financial Statements for further discussion of our reportable segment operating results.

Recurring Revenue and Consumption Models

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

These offerings typically result in multiyear agreements which generate recurring revenue streams over the term of the arrangements. We define recurring revenue as revenue recognized primarily related to hardware and software maintenance as well as subscription, as-a-Service, and usage based offerings, and operating leases.

Dell Financial Services

DFS supports our businesses by offering and arranging various financing options and services for our customers globally. DFS originates, collects, and services customer receivables primarily related to the purchase or use of our product, software, and services solutions. We also arrange financing for some of our customers in various countries where DFS does not currently operate as a captive entity. DFS further strengthens our customer relationships through its flexible consumption models which provide our customers with financial flexibility to meet their changing technological requirements. Our flexible consumption models enable us to offer our customers the option to pay over time and, in certain cases, based on utilization. The results of these operations are allocated to our segments based on the underlying product or service financed. For additional information about our financing arrangements, see Note 5 of the Notes to the Consolidated Financial Statements included in this report.

Research and Development

We focus on developing scalable technology solutions that incorporate desirable features and capabilities at competitive prices. We employ a collaborative approach to product design and development in which our engineers, with direct customer input, design innovative solutions and work with a global network of technology companies to architect new system designs, influence the direction of future development, and integrate new technologies into our products. Our team of software engineers is focused on developing the next generation of solutions for new and innovative technologies. Most of our research and development (“R&D”) expenditures represent costs to develop the software that powers our solutions. This software simplifies the complex through automation, increasingly leveraging artificial intelligence and machine-learning technology. We manage our R&D spending by targeting those innovations and solutions that we believe are most valuable to our customers and by relying on the capabilities of our strategic relationships. Our customer base includes a growing number of service providers, such as cloud service providers, Software-as-a-Service companies, consumer webtech providers, and telecommunications companies. These service providers turn to Dell Technologies for our advanced solutions that enable efficient service delivery at cloud scale. Through our collaborative, customer-focused approach to innovation, we strive to deliver new and relevant products to the market quickly and efficiently.

Additionally, we invest in early-stage, privately-held companies that develop software, hardware, and other technologies or provide services supporting our technologies. We manage our investments through our venture capital investment arm, Dell Technologies Capital.

Dell Technologies has a global R&D presence, with total R&D expenses of $2.6 billion, $2.5 billion, and $2.5 billion, for Fiscal 2022, Fiscal 2021, and Fiscal 2020, respectively. These investments reflect our commitment to R&D activities that ultimately support our mission to help our customers build their digital future and to transform IT.

Manufacturing and Materials

We own manufacturing facilities located in the United States, Malaysia, China, Brazil, India, Poland, and Ireland. See “Item 2 — Properties” for information about our manufacturing and distribution facilities.

We also utilize contract manufacturers throughout the world to manufacture or assemble our products under the Dell Technologies brand as part of our strategy to enhance our variable cost structure and to achieve our goals of generating cost efficiencies, delivering products faster, better serving our customers, and enhancing our supply chain.
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

Our quality management system is maintained through the testing of components, sub-assemblies, software, and systems at various stages in the manufacturing process. Quality control procedures also include a burn-in period for completed units after assembly, ongoing production reliability audits, failure tracking for early identification of production and component problems, and processing of information from customers obtained through services and support programs. This system is certified to the ISO 9001 International Standard that includes our global sites and organizations that design, manufacture, and service our products.

Our order fulfillment, manufacturing, and test facilities are certified to the ISO 14001 International Standard for environmental management systems, the ISO 45001 International Standard for health and safety management systems, and the ISO 50001 International Standard for energy management systems. These internationally-recognized endorsements of ongoing quality, environmental, health and safety, and energy management are among the highest levels of certifications available. We also have implemented programs and methodologies to ensure that the quality of our designs, manufacturing, test processes, and supplier relationships are continually improved.

We maintain a Supplier Code of Conduct, actively manage recycling processes for our returned products, and are certified by the Environmental Protection Agency as a Smartway Transport Partner.

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

Sales and Marketing

Our sales efforts are organized around the evolving needs of our customers, and our marketing initiatives reflect this focus. Our unified global sales and marketing team creates a sales organization that is customer-focused, collaborative, and innovative. Our customers include large global and national enterprises, public institutions that include governmental agencies, educational institutions, healthcare organizations, and law enforcement agencies, small and medium-sized businesses, and consumers.

Go-to-market strategy — We sell products and services directly to customers and through other sales channels, which include value-added resellers, system integrators, distributors, and retailers. We continue to pursue our direct business strategy, which emphasizes direct communication with customers, thereby allowing us to refine our products and marketing programs for specific customer groups. In addition to our direct business model, we use our network of channel partners to sell our products and services, enabling us to efficiently serve a greater number of customers. The Dell Technologies partner program contributes to the development of channel sales by providing appropriate incentives to encourage sales generation. We also facilitate access to third-party financing to help our channel partners manage their working capital. We believe that building long-term relationships with our channel partners enhances our ability to deliver an excellent customer experience. During Fiscal 2022, our other sales channels contributed over 50% of our net revenue.

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

Product Backlog

Product backlog represents the value of unfulfilled manufacturing orders and is included as a component of remaining performance obligations to the extent we determine that the manufacturing orders are non-cancelable. Our business model generally gives us the ability to optimize product backlog at any point in time, such as by expediting shipping or prioritizing customer orders for products that have shorter lead times. During Fiscal 2022, we were impacted by industry-wide constraints in the supply of limited-source components in certain product offerings as a result of the impacts of COVID-19. Further, global economic recovery led to growth in demand that outpaced supply and, as a result, we experienced elevated backlog and extended lead times for our customers in certain offerings.

Patents, Trademarks, and Licenses

As of January 28, 2022, we held a worldwide portfolio of 18,570 granted patents and 7,619 pending patent applications. As a result of the VMware Spin-off, patents and patent applications held by VMware are no longer being reported as part of our portfolio. We continue to obtain new patents through our ongoing research and development activities. The inventions claimed in our patents and patent applications cover aspects of our current and possible future computer system and software products, manufacturing processes, and related technologies. We also hold licenses to use numerous third-party patents. Although we use our patented inventions and license some of them to others, we are not substantially dependent on any single patent or group of related patents. Our product and process patents may establish barriers to entry, and we anticipate that our worldwide patent portfolio will continue to be of value in negotiating intellectual property rights with others in the industry.

We have used, registered, or applied to register certain trademarks and copyrights in the United States and in other countries. We believe that Dell Technologies, DELL, Dell EMC, Alienware, Secureworks, and Virtustream word marks and logo marks in the United States are material to our operations.

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

Our operations are subject to a variety of environmental, performance and safety regulations in all areas in which we conduct business. Product design and procurement operations must comply with requirements relating to materials composition, sourcing, radiated emissions, energy efficiency and collection, recycling, treatment, transportation, and disposal of electronics products, including restrictions on mercury, lead, cadmium, lithium metal, lithium ion, and other substances. Operations may also become subject to new or emergent standards relating to climate change laws and regulations. The costs and timing of costs under environmental and safety laws are difficult to predict. We were not assessed any material environmental fines, nor did we have any material environmental remediation or other environmental costs, during Fiscal 2022.

We and our subsidiaries are subject to various anti-corruption laws that prohibit improper payments or offers of payments to foreign governments and their officials for the purpose of obtaining or retaining business, and are also subject to export controls, customs, economic sanctions laws, including those currently imposed on Russia, and embargoes imposed by the U.S. government. Violations of the Foreign Corrupt Practices Act or other anti-corruption laws or export control, customs, or economic sanctions laws may result in severe criminal or civil sanctions and penalties.

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

Environmental, Social, and Governance

Dell Technologies is committed to driving human progress by putting our technology and expertise to work where it can do the most good for both people and the planet.  We recognize that all of our stakeholders — shareholders, customers, suppliers, employees, and communities — as well as the environment and society, are essential to our business.

In November 2019, Dell Technologies announced its social impact goals and plan for 2030 called Progress Made Real (the “2030 Plan”). Our goals under the 2030 Plan represent an extension of our purpose as a company — to create technologies that drive human progress. We are using these goals to build our social impact strategies over the next decade. The 2030 Plan has four critical areas of focus:

•Advancing Sustainability — We believe we have a responsibility to protect and enrich our planet together with our customers, suppliers, and communities. In working across our business ecosystem, Dell Technologies will continue valuing natural resources and seeking to minimizing our impact. With the power of our global supply chain, Dell Technologies has the scale and responsibility to pursue the highest standards of sustainability and ethical practices.

•Cultivating Inclusion — We view diversity and inclusion as a business imperative that will enable us to build and empower our future workforce. It is essential that our workforce be fully representative of the diversity in our global customer base. Diversity of leadership increases innovation and ensures that company decisions reflect a wide variety of perspectives.

•Transforming Lives — We believe our scale, support, and the innovative application of our portfolio can play an important role in advancing fundamental human rights and addressing complex societal challenges, including improving health, education, and economic opportunities for the underserved. We endeavor to harness the power of technology to create a future that is capable of realizing human potential.

•Upholding Ethics and Privacy — Ethics and privacy play a critical role in establishing a strong foundation for positive social impact. We are committed to ensuring that new talent and existing team members align to our ethical culture. We will continue to invest in our advanced privacy governance and risk-management technology and continue seeking to select, evaluate, and do business with third parties who share our level of dedication to ethics and privacy.

Dell Technologies measures its progress against each goal under the 2030 Plan in its annually released reports available on our website.

Climate Change

At Dell Technologies, we believe that by addressing climate change, we are demonstrating our commitment to protect our planet and the community. We have a responsibility to manage the greenhouse gas emissions associated with our direct and indirect footprint, and technology plays an important role in this undertaking. We aim to reach net zero emissions across Scopes 1, 2 and 3 by 2050.

Human Capital Management

We are a diverse team with unique perspectives, united in our purpose, our strategy, and our culture. Our goal is to ensure that employees of different backgrounds feel valued, engaged, and inspired to do their best work. Through our ongoing diversity and inclusion efforts, flexible workplace transformation programs, training and development offerings, and health and wellness resources for our employees, we are striving to attract, develop and retain an empowered workforce for maximum impact internally and externally for our customers and communities. We believe in winning with integrity, and we leverage technology and deploy state-of-the-art tools to assist our team members in applying the principles of integrity and compliance as part of everyday business transactions, activities, and decisions. We seek to support our culture in four key focus areas: diversity and inclusion, achievement, balance, and connection.

Diversity and Inclusion — At Dell Technologies, we believe diversity is power. Within our 2030 Plan, one critical area of focus — cultivating inclusion — highlights how our human capital resources are vital to our social impact and long-term success. Cultivating inclusion is a core component of our culture, and we believe that closing the diversity gap is critical to meeting future talent needs and ensuring that new perspectives reflect our global customer base. We are committed to equal employment opportunity for all and upholding ethics and integrity in all we do and will continue to champion for inclusive policies that support full-spectrum diversity.

As of January 28, 2022, we had approximately 133,000 employees, approximately 32% of whom were located in the United States. Excluding employees of Secureworks, the overall representation of employees who self-identify as women was approximately 34%. Of our global people leaders, 28% self-identified as women. We define people leaders as employees in a job management level or executive or manager position.

As of the same date, our U.S. employee base was comprised of employees who self-identified with the following ethnicities: 65% as White or Caucasian; 15% as Asian; 9% as Hispanic or Latino; 6% as Black or African American; 2% with two or more races; and 1% with additional groups (including American Indian, Alaska Native, Native Hawaiian or Other Pacific Islander). Approximately 2% of our U.S. employee base did not self-report or specify ethnicity status. Of our U.S. people leaders, 12% self-identified as Hispanic or Latino or as Black or African American.

As the composition of the workforce evolves, we recognize that companies embracing diversity and inclusion are experiencing greater innovation, productivity, engagement, and employee satisfaction. We are committed to increasing gender and ethnic diversity throughout Dell Technologies and, as part of our 2030 Plan, have established goals focused on this objective. We seek to achieve the following diversity goals within our workforce (excluding employees of Secureworks):

•By 2030, 50% of our global workforce and 40% of our global people leaders will be those who self-identify as women.

•By 2030, 25% of our U.S. workforce and 15% of our U.S. people leaders will be those who self-identify as Black or African American or as Hispanic or Latino.

We seek to meet these goals by:

•building and attracting the future workforce to create a workplace that is accessible, equitable and attractive to a diverse talent pipeline;

•developing and retaining an empowered workforce to foster an internal community that is engaged, productive, and innovative; and

•expanding our impact beyond our four walls, to build stronger customer relationships and external community that recognizes, respects and embraces our shared value.

We still have work to do, and plan to provide transparency into our progress via annual reporting available on the social impact reporting page of our website.

Achievement through Learning, Development, and Total Rewards — We offer a competitive and comprehensive benefits package and strive to provide the best choice and value at the best cost. Our comprehensive rewards programs are designed to attract, reward, and retain high-quality talent and to inspire employees to be their best and do their best work for our customers and the growth of our business. We recognize and reward performance through awards aligned with business strategy and individual objectives while supporting team members’ mental, physical, and financial health, and promoting workplace flexibility and connection. Further, Dell Technologies’ focus on cultivating inclusion is an important component of our total rewards philosophy — we believe that equal pay is a business imperative and we are committed to it.

We provide a multitude of programs to enhance employees’ career growth and development. We offer formal training options, individualized development programs and sponsorship, tools for 360-degree feedback, mentoring, networking, stretch assignments, and growth opportunities. Our programs are designed to empower and inspire employees to direct their own career paths and build a portfolio of valuable skills for success in the technology industry. We are committed to building a diverse leadership pipeline with a broad spectrum of skills, including the ability to lead with integrity and inspire others.

Balance and Wellness — Work flexibility is part of our culture and has been critical to our success throughout the COVID-19 pandemic. Dell Technologies has built tools and a culture that provide choice and flexibility to employees, the majority of whom continue to work in a mostly virtual environment. Dell’s Connected Workplace program allows eligible employees to choose from a variety of flexible work arrangement options that best meet their needs and is now available in 84 countries globally. We have implemented pandemic-specific protocols for employees whose jobs require them to be on-site or with customers and are deploying return-to-site processes based on ongoing assessments of local conditions.

We support our employees’ wellness through a comprehensive approach focused on mental, physical, and financial health, flexibility, and connection. We provide wellness resources to help employees and their families develop and sustain healthy habits. We further support employee wellness via regular communications, virtual live and on-demand educational sessions, voluntary progress tracking, wellness challenges, paid personal wellness time, and other incentives.

Connection and Engagement — We believe that employee feedback is an important part of our culture and how we drive our strategy. Through our annual Tell Dell survey, employees can confidentially voice their perceptions of our Company, their work experience, and ways in which Dell Technologies can improve. We drive further employee engagement and connection through a variety of initiatives including, but not limited to, our member listening strategy and our Employee Resource Groups (“ERGs”). We have a total of 13 unique ERGs, such as the Black Networking Alliance, Women in Action, and Planet. Our ERGs cultivate inclusion and bring many collective voices together for a greater business impact. Our ERGs also provide personal and professional development through networking opportunities, mentoring, volunteerism, and community involvement.

Supply Chain Resources

We manage our responsible business practices in one of the world’s largest supply chains, which involves hundreds of thousands of people around the world. We continue our efforts to drive responsible manufacturing through robust assurance practices including human rights due diligence and environmental stewardship. We recognize that looking after the wellbeing of people in our supply chain is important and have set goals for our work in this area, including:

•providing healthy work environments;

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

Dell Technologies works to ensure that we and our suppliers manufacture our products responsibly, in part through our social and environmental responsibility assurance program. Through audits conducted under this program, we seek to monitor a supplier factory’s adherence to the Responsible Business Alliance (“RBA”) Code of Conduct. Audits are conducted by third-party auditors that have been trained and certified by the RBA. The audits cover topics across five areas: labor, including risks of forced labor and weekly working hours; employee health and safety; environment; ethics; and management systems. Through our audit program, we aim to identify and solve concerns in our supply chain, and seek continuous improvements to address issues and enable suppliers to build their own in-house capabilities. We supplement our audits with targeted assessments of suppliers when we identify opportunities to drive further improvements.

Our supply chain sustainability progress is available through annual reporting on the social impact reporting page of our website.

Corporate Information

We are a holding company that conducts our operations through subsidiaries.

The mailing address of our principal executive offices is One Dell Way, Round Rock, Texas 78682. Our telephone number is 1-800-289-3355.
Our website address is www.delltechnologies.com.  We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information on, or accessible through, our website referred to above or any other website we refer to in this report is not part of, and is not incorporated by reference into, this report.

Information about our Executive Officers
The following table sets forth, as of March 4, 2022, information about our executive officers, who are appointed by our board of directors.

Name	Age	Position
Michael S. Dell	57	Chief Executive Officer and Chairman
Jeffrey W. Clarke	59	Co-Chief Operating Officer and Vice Chairman
Allison Dew	52	Chief Marketing Officer
Howard D. Elias	64	Chief Customer Officer and President, Services and Digital
Richard J. Rothberg	58	General Counsel
Jennifer D. Saavedra, Ph.D.	52	Chief Human Resources Officer
William F. Scannell	59	President, Global Sales and Customer Operations
Thomas W. Sweet	62	Chief Financial Officer
Anthony Charles Whitten	45	Co-Chief Operating Officer

Michael S. Dell — Mr. Dell serves as Chairman of the Board and Chief Executive Officer of Dell Technologies. Mr. Dell served as Chief Executive Officer of Dell Inc., a wholly-owned subsidiary of Dell Technologies, from 1984 until July 2004 and resumed that role in January 2007. In 1998, Mr. Dell formed MSD Capital, L.P., a private investment firm that exclusively manages the capital for the Dell family, and, in 1999, he and his wife established the Michael & Susan Dell Foundation to accelerate opportunity for children growing up in urban poverty in the United States, India, or South Africa. He is an honorary member of the Foundation Board of the World Economic Forum and is an executive committee member of the International Business Council. He serves as a member of the Technology CEO Council and is a member of the Business Roundtable. He also serves on the advisory board of Tsinghua University’s School of Economics and Management in Beijing, China, on the governing board of the Indian School of Business in Hyderabad, India, and as a board member of Catalyst, Inc., a non-profit organization that promotes inclusive workplaces for women. In June 2014, Mr. Dell was named the United Nations Foundation’s first Global Advocate for Entrepreneurship. Mr. Dell is also Chairman of the Board of Directors of VMware, Inc. and Non-Executive Chairman of SecureWorks Corp., a public majority-owned subsidiary of Dell Technologies. Mr. Dell was a board member of Pivotal Software, Inc., formerly a public majority-owned subsidiary of Dell Technologies that provides a leading cloud-native platform, from September 2016 until it was merged with VMware, Inc. in December 2019.

Jeffrey W. Clarke — Mr. Clarke serves as Co-Chief Operating Officer and Vice Chairman of Dell Technologies, responsible for running day-to-day business operations, shaping the Company’s strategic agenda, and setting priorities across the Dell Technologies executive leadership team. In partnership with Mr. Whitten, Mr. Clarke directs the Infrastructure Solutions Group and the Client Solutions Group and manages Global Operations, including manufacturing, procurement, and supply chain. He is also responsible for setting the long-term strategy and leads planning for emerging technology areas such as Cloud, Edge, Telecom, and as-a-Service. Mr. Clarke has served as Co-Chief Operating Officer since August 2021, Chief Operating Officer from December 2019 to August 2021 and Vice Chairman, Products and Operations since September 2017, before which he served as Vice Chairman and President, Operations and Client Solutions with Dell Technologies and, previously, Dell, since January 2009. From January 2003 until January 2009, Mr. Clarke served as Senior Vice President, Business Product Group. From November 2001 to January 2003, Mr. Clarke served as Vice President and General Manager, Relationship Product Group. In 1995, Mr. Clarke became the director of desktop development. Mr. Clarke joined Dell in 1987 as a quality engineer and has served in a variety of other engineering and management roles. Before joining Dell Technologies, Mr. Clarke served as a reliability and product engineer at Motorola, Inc.

Allison Dew — Ms. Dew serves as the Chief Marketing Officer of Dell Technologies. In this role, in which she has served since March 2018, Ms. Dew is directly responsible for the global marketing organization, strategy, and all aspects of Dell Technologies’ marketing efforts, including brand and creative, product marketing, communications, digital, and field and channel marketing. Since joining Dell Technologies in 2008, Ms. Dew has been instrumental in Dell Technologies’ marketing transformation, leading an emphasis on data-driven marketing, customer understanding, and integrated planning. Most recently, prior to her current position, Ms. Dew led marketing for the Dell Technologies Client Solutions Group from December 2013 to March 2018.  Before joining Dell Technologies, Ms. Dew served in various marketing leadership roles at Microsoft Corporation, a global technology company. Ms. Dew also worked in both a regional advertising shop in Tokyo, Japan and an independent multicultural agency in New York.

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

William F. Scannell — Mr. Scannell serves as President, Global Sales and Customer Operations for Dell Technologies, heading the global go-to-market organization, including Channel, OEM, Global Alliances, and Specialty Sales. In this role, in which he has served since February 2020, Mr. Scannell is responsible for go-to-market strategy and driving global growth by delivering Dell Technologies’ solutions to organizations in established new markets and in approximately 180 countries around the world. Mr. Scannell previously served as President, Global Enterprise Sales and Customer Operations for Dell Technologies from September 2017 to January 2020, leading the sales teams to deliver innovative and practical technology solutions to large enterprises and public institutions worldwide. Prior to joining Dell Technologies, Mr. Scannell served as President, Global Sales and Customer Operations at EMC Corporation. In this role, to which he was appointed in July 2012 after overseeing customer operations in the Americas and EMEA, Mr. Scannell focused on driving coordination and teamwork among EMC’s business unit sales forces, as well as building and maintaining relationships with EMC’s largest global accounts, global alliance partners, and global channel partners. Mr. Scannell began his career as an EMC sales representative in 1986, becoming country manager of Canada in 1988. Shortly thereafter, his responsibilities expanded to include the United States and Latin America. In 1999, Mr. Scannell moved to London to oversee EMC’s business across all of Europe, Middle East, and Africa. He then managed worldwide sales in 2001 and 2002 before being appointed Executive Vice President in 2007.

Thomas W. Sweet — Mr. Sweet serves as Chief Financial Officer of Dell Technologies. In this role, in which he has served since January 2014, he is responsible for all aspects of the Company’s finance function, including accounting, financial planning and analysis, tax, treasury, and investor relations, as well as global business operations, Dell Financial Services and Dell Technologies Capital. He also leads corporate strategy, partnering closely with the office of the CEO to develop and execute a long-term growth strategy that creates value for Dell Technologies stakeholders. From May 2007 to January 2014, Mr. Sweet served in a variety of finance leadership roles for Dell, including as Vice President of Corporate Finance, Controller, and Chief Accounting Officer, with responsibility for global accounting, tax, treasury, and investor relations, as well as for global finance services. Mr. Sweet was responsible for external financial reporting for more than five years when Dell Inc. was a publicly-traded company. Prior to this service, he served in a variety of finance leadership positions, including as Vice President responsible for overall finance activities within the corporate business, education, government, and healthcare business units of Dell. Mr. Sweet also has served as the head of internal audit and in a number of sales leadership roles in education and corporate business units since joining Dell in 1997. Prior to joining Dell, Mr. Sweet was Vice President, Accounting and Finance, for Telos Corporation, a provider of security solutions. He previously spent 13 years with Price Waterhouse, a firm specializing in accounting, assurance, tax, and consulting services, in a variety of roles primarily focused on providing audit and accounting services to the technology industry. Mr. Sweet serves on the board of directors of Trimble Inc., an industrial technology company.

Anthony Charles Whitten — Mr. Whitten is Co-Chief Operating Officer for Dell Technologies, responsible for managing day-to-day business operations, shaping the Company’s strategic agenda and setting priorities across the Dell Technologies executive leadership team. In partnership with Mr. Clarke, Mr. Whitten directs the Infrastructure Solutions Group and the Client Solutions Group and manages Global Operations, including manufacturing, procurement, and supply chain. He is also responsible for setting the long-term strategy and leads planning for emerging technology areas such as Cloud, Edge, Telecom, and as-a-Service. Mr. Whitten joined Dell Technologies in August 2021 from Bain & Company (“Bain”), a management consulting company, where he served as the managing partner of Bain Southwest and was a two-time elected member of Bain’s Board of Directors. During his 22-year tenure at Bain, Mr. Whitten supported hundreds of clients across the globe on strategy, company transformation, M&A and capital markets strategy. In the last decade of his career at Bain, he focused exclusively on the technology sector and was intimately involved in shaping the long-term strategy of Dell Technologies. Under his leadership of Bain’s Southwest region, the business more than doubled, was perennially a top Bain office in employee satisfaction, and was recognized in 2020 and 2021 by Fortune Magazine as one of the best workplaces in Texas.

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

Risks Relating to Our Business and Our Industry

Our spin-off of VMware may not achieve the intended benefits.

On November 1, 2021, VMware distributed to its stockholders, including us, a special one-time cash dividend, and we distributed all of the issued and outstanding shares of VMware common stock then owned by us to the holders of record of shares of Dell Technologies as of the distribution record date (the “VMware Spin-off”). Upon completion of the VMware Spin-off, the businesses of VMware were separated from our remaining businesses, and we and VMware entered into various agreements that will govern our future relationship. Among those agreements, a commercial framework agreement provides a framework under which we and VMware will continue our strategic relationship, particularly with respect to projects we and VMware believe have the potential to accelerate the growth of the industry, product, service, or platform that may provide one or both of our companies with a strategic market opportunity. The VMware Spin-off may not provide the benefits that we intend, including the benefits we seek from a continuation of our strategic relationship with VMware under the commercial framework and other arrangements. There is a potential for business disruption and significant separation costs. The VMware Spin-off could cause our customers to delay or defer decisions to purchase products or renew contracts, or to end their relationships. Any of these factors could have a material adverse effect on our business, financial condition, results of operations, cash flows or the price of our Class C Common Stock. In addition, the combined value of the common stock of the two companies held by our stockholders may not be equal to or greater than what the value of our common stock alone would have been had the proposed VMware Spin-off not occurred.

The COVID-19 pandemic may continue to have adverse effects on our business and result in reduced net revenue and profitability.

The ongoing COVID-19 pandemic and associated containment measures have caused economic and financial disruptions globally, affecting regions in which we sell our products and services and in which we conduct our business operations. COVID-19 disruptions continue to impact the demand environment for our ISG products and services. Further, while COVID-19 positively impacted the demand environment for our CSG products and services during Fiscal 2022, we may not experience a continuation of such increased demand at the same level, or at all, for those products and services. Any reduced demand for PC products or a significant increase in competition could cause our operating income to fluctuate and adversely impact our results of operations. Our business in Fiscal 2022 was adversely affected by supply constraints resulting from the pandemic that affected the timing of shipments of certain products in desired quantities or configurations. We also experienced increased freight costs as a result of both expedited shipments of components and rate increases in the freight network as capacity remained constrained.

Given the unpredictability, duration, novel variances of the virus, and, at times, the severity of resurgences of the pandemic, we are unable to predict the full impact the pandemic may have on our results of operations, financial condition, liquidity, and cash flows due to numerous uncertainties, including the progression of the pandemic, governmental and other responses, vaccine availability and acceptance, and the timing of economic recovery. We are also unable to predict the extent of the impact of the pandemic on our customers, suppliers, and other partners, which could continue to adversely affect demand for our products and services.

Measures taken to contain the COVID-19 pandemic globally, such as travel restrictions, quarantines, shelter-in-place, and shutdowns as applicable by jurisdiction, have affected and will likely continue to affect our workforce and operations, and those of our vendors, suppliers, and partners. Restrictions on our operations or workforce, or similar limitations for others, may affect our ability to meet customer demand. We have taken and will continue to take risk mitigation actions that we believe are in the best interests of our employees, customers, suppliers, and other partners. Work-from-home and other measures introduce additional operational risks, including heightened cybersecurity risks. These measures may not be sufficient to mitigate the risks posed by the pandemic, and illness and workforce disruptions could lead to unavailability of key personnel and impair our ability to perform critical functions. The COVID-19 pandemic may continue to cause disruption and volatility in the global debt and capital markets, which may increase our cost of capital and adversely affect our access to capital.

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

As the technology industry continues to expand, there may be new and increased competition in different geographic regions. The generally low barriers to entry into the technology industry increase the potential for challenges from new competitors. Competition also may intensify from an increase in alternatives for mobile and cloud computing solutions. In addition, companies with which we have strategic alliances may become competitors in other product areas, or current competitors may enter into new strategic relationships with new or existing competitors, all of which may further increase competitive pressures.

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

Although these relationships generate cost efficiencies, they limit our direct control over production. The increasing reliance on vendors subjects us to a greater risk of shortages and reduced control over delivery schedules of components and products, as well as a greater risk of increases in product and component costs. We experienced some of these adverse effects in Fiscal 2022 and Fiscal 2021 as a result of COVID-19 impacts. We may experience additional supply shortages and price increases caused by changes to raw material availability, manufacturing capacity, labor shortages, public health issues, tariffs, trade disputes and protectionist measures, natural catastrophes or the effects of climate change (such as extreme weather conditions, sea level rise, drought, flooding and wildfires), and significant changes in the financial condition of our suppliers. Because we maintain minimal levels of component and product inventories, a disruption in component or product availability could harm our ability to satisfy customer needs. In addition, defective parts and products from these vendors could reduce product reliability and harm our reputation.

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

As a global company with customers operating in a broad range of businesses and industries, our performance is affected by global economic conditions and the demand for technology products and services in international markets. Adverse economic conditions may negatively affect customer demand, and could result in postponed or decreased spending amid customer concerns over unemployment, reduced asset values, volatile energy costs, geopolitical issues, the availability and cost of credit, and the stability and solvency of financial institutions, financial markets, businesses, local and state governments, and sovereign nations. Weak or unstable global economic conditions, including those attributable to international conflicts, such as the conflict in Ukraine, international trade protection measures and disputes, such as those between the United States and China, or public health issues, such as the outbreak of COVID-19, also could harm our business by contributing to product shortages or delays, supply chain disruptions, insolvency of key suppliers, customer and counterparty insolvencies, increased product costs and associated price increases, reduced global sales, and other adverse effects on our operations. Any such effects could have a negative impact on our net revenue and profitability.

The results of operations of our business units may be adversely affected if we fail to successfully execute our strategy.

Our strategy involves enabling the digital transformation of our customers while leading in the core infrastructure markets in which we compete. Accordingly, we must continue to expand our customer base through direct sales, new distribution channels, further development of relationships with resellers, and augmentation of selected business areas through targeted acquisitions and other commercial arrangements. As we reach more customers through new distribution channels and expanded reseller relationships, we may fail to effectively manage the increasingly difficult tasks of inventory management and demand forecasting. Our ability to implement this strategy depends on efficiently transitioning sales capabilities, successfully adding to the breadth of our solutions capabilities through selective acquisitions of other businesses, and effective management of the consequences of these strategic initiatives. If we are unable to meet these challenges, our results of operations could be adversely affected.

We are organized into two business units consisting of ISG and CSG that are each important components of our strategy. ISG offers a portfolio of storage, server, and networking solutions and faces intense competition from existing on-premises competitors and increasing competitive pressures from public cloud providers. Accordingly, we could be required to make additional investments to combat such competitive pressures and drive future growth. Such pressures could result in the erosion of revenue and operating income and adversely affect ISG’s results of operations. To address an industry trend toward hybrid-computing models, we have developed and continue to develop traditional, converged, and hyper-converged infrastructure solutions. ISG’s results of operations could be adversely affected if such solutions are not adopted by our customers or potential customers, or if customers move rapidly to adopt public cloud solutions.

CSG largely relies on sales of desktops, workstations, and notebooks. Revenue from CSG absorbs our overhead costs and allows for scaled procurement. CSG faces risk and uncertainties from fundamental changes in the personal computer (“PC”) market, including a decline in worldwide revenues for desktops, workstations, and notebooks, and lower shipment forecasts for these products due to a general lengthening of the replacement cycle. Any reduced demand for PC products or a significant increase in competition could cause our operating income to fluctuate and adversely impact CSG’s results of operations.

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

Continuing improvements in technology result in the frequent introduction of new solutions, products, and services, improvements in product performance characteristics, and short product life cycles. If we fail to effectively manage transitions to new solutions and offerings, the products and services associated with such offerings and customer demand for our solutions, products, and services could diminish, and our profitability could suffer.

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

Cyber-attacks and other security incidents that disrupt our operations or result in the breach or other compromise of proprietary or confidential information about us or our workforce, customers, or other third parties could disrupt our business, harm our reputation, cause us to lose clients and expose us to costly regulatory enforcement and litigation.

We routinely manage, store, transmit and otherwise process large amounts of proprietary information and confidential data, including sensitive and personally identifiable information, relating to our operations, products, and customers. We face numerous evolving cyber threats of increasing scale, volume, severity, and complexity, making it increasingly difficult to defend against security incidents successfully or to implement adequate preventative measures.

Despite our internal controls and significant investment in security measures, criminal or other unauthorized threat actors, including nation states or state-sponsored organizations, may be able to penetrate our security measures, breach our information technology systems, misappropriate or compromise confidential and proprietary information of our company and our customers, cause system disruptions and shutdowns, or introduce ransomware, malware, or vulnerabilities into our products, systems, and networks or those of our customers and partners. Employees, contractors, or other insiders may introduce vulnerabilities into our environments or otherwise may seek to misappropriate our intellectual property and proprietary information. In addition, cyber-attacks are increasingly being used in geopolitical conflicts. The shift to work-from-home and flexible work arrangements resulting from the COVID-19 pandemic also may increase our vulnerability, as employees and contractors of our company and third-party providers are working remotely and using home networks that may pose a significant risk to network and cyber security. In the past, we have experienced security incidents, including the unauthorized activity on our network attempting to extract Dell.com customer information we disclosed in November 2018.

The costs to address cyber risks, both before and after a security incident, could be significant, regardless of whether incidents result from an attack on us directly or on third-party vendors upon which we rely. Our third-party vendors continue to experience security incidents of varying severity, including but not limited to increased ransomware attacks, network intrusions, and unauthorized data exfiltration, which have directly and indirectly impacted our operations in the past. Targeted cyber-attacks or those that may result from a security incident directed at a third-party vendor could compromise our internal systems and products and the systems of our customers, resulting in interruptions, delays, or cessation of service that could disrupt business operations for us and our customers. Our proactive measures and remediation efforts may not be successful or timely. In addition, breaches of our security measures and the unapproved dissemination of proprietary information or sensitive or confidential data about us, our customers, or other third parties could impair our intellectual property rights and expose us, our customers, or such other third parties to a risk of loss or misuse of such information or data. Any such incidents also could subject us to government investigations and regulatory enforcement actions, litigation, potential liability, damage our brand and reputation, or otherwise harm our business and operations.

Hardware and operating system software and applications that we produce or procure from third parties also may contain defects in design or manufacture or other deficiencies, including security vulnerabilities that could interfere with the operation or security of our products, services, and offerings. In the event of a security vulnerability or other flaws in third-party components or software code, we may have to rely on multiple third parties to mitigate vulnerability. Such mitigation techniques may be ineffective or may result in adverse performance, system instability or data loss, and may not always be available, or available on a timely basis. Any actual or perceived security vulnerabilities in our products or services, or those of third parties we sell, could lead to loss of existing or potential customers, and may impede our sales, manufacturing, distribution, outsourcing services, information technology solutions, and other critical functions and offerings. Failure to promptly mitigate security vulnerabilities may adversely affect our brand and reputation and subject us in government investigations, regulatory enforcement actions, litigation and potential liability resulting from our inability to fulfill our contractual obligations to our customers and partners.

As a global enterprise, we are subject to an increasing number of laws and regulations in the United States and numerous other countries relating to the collection, use, transfer, and protection of customer data and other sensitive, confidential, and proprietary information. Our ability to execute transactions and to process and use personal information and other data in the conduct of our business and service of our customers subjects us to increased obligations to comply with applicable laws and regulations and may require us to notify regulators, customers, employees, or other individuals or entities of a security incident or data or privacy breach. We continue to incur significant expenditures to comply with mandatory privacy, security, data protection and localization requirements and controls imposed by law, regulation, industry standards and contractual obligations. Despite such expenditures, we may face regulatory and other legal actions, including potential liability, in the event of a security incident or data or privacy breach or perceived or actual non-compliance with such requirements and controls.

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

Sales outside the United States accounted for approximately half of our consolidated net revenue for Fiscal 2022. Our future growth rates and success are substantially dependent on the continued growth of our business outside of the United States. Our international operations face many risks and uncertainties, including varied local economic and labor conditions; political instability; public health issues; changes in the U.S. and international regulatory environments; the impacts of trade protection measures, including increases in tariffs and trade barriers due to the current geopolitical climate and changes and instability in government policies and international trade arrangements, which could adversely affect our ability to conduct business in non-

U.S. markets; changes in tax laws (including laws imposing U.S. taxes on foreign operations); potential theft or other compromise of our technology, data, or intellectual property; copyright levies; and foreign currency exchange rates. Our international operations could suffer as a result of the withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit, including as a result of modification of trade, immigration, and commercial regulation. We could incur additional operating costs, or sustain supply chain disruptions, due to any such changes. Any of these factors could negatively affect our international business results and growth prospects.

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

As of January 28, 2022, goodwill and intangible assets, net had a combined carrying value of $27.2 billion, representing approximately 29% of our total consolidated assets. We periodically evaluate goodwill and intangible assets, net to determine whether all or a portion of their carrying values may be impaired, in which case an impairment charge may be necessary. The value of goodwill may be materially and adversely affected if businesses that we acquire perform in a manner that is inconsistent with our assumptions at the time of acquisition. In addition, from time to time we divest businesses, and any such divestiture could result in significant asset impairment and disposition charges, including those related to goodwill and intangible assets, net. Any future evaluations resulting in an impairment of goodwill or intangible assets, net could materially and adversely affect our results of operations and financial condition in the period in which the impairment is recognized.

Weak economic conditions and additional regulation could harm our financial services activities.

Our financial services activities primarily through DFS are negatively affected by adverse economic conditions that contribute to loan delinquencies and defaults. An increase in loan delinquencies and defaults would result in greater net credit losses, which may require us to increase our reserves for customer receivables.

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

We offer our ISG customers a range of consumption models for our services and solutions, including as-a-Service, utility, leases, or immediate pay models, designed to match customers’ consumption preferences. These solutions generally are multiyear agreements that typically result in recurring revenue streams over the term of the arrangement. Our financial results and growth depend, in part, on customers continuing to purchase our services and solutions over the contract life on the agreed terms. The contracts allow customers to take actions that may adversely affect our recurring revenue and profitability. These actions include terminating a contract if our performance does not meet specified services levels, requesting rate reductions, reducing the use of our services and solutions or terminating a contract early upon payment of agreed fees. In addition, we estimate the costs of delivering the services and solutions at the outset of the contract. If we fail to estimate such costs accurately and actual costs significantly exceed estimates, we may incur losses on the contracts. We also are subject to the risk of loss under the contracts as a result of a default, voluntarily or involuntarily, in payment by the customer, whether because of financial weakness or other reasons.

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

We depend on our information technology and manufacturing infrastructure to achieve our business objectives. Natural disasters, manufacturing failures, telecommunications system failures, or defective or improperly installed new or upgraded business management systems could lead to disruptions in this infrastructure. Portions of our IT infrastructure, including those provided by third parties, also may experience interruptions, delays, or cessations of service, or produce errors in connection with systems integration or migration work. Such disruptions may adversely affect our ability to receive or process orders, manufacture and ship products in a timely manner, or otherwise conduct business in the normal course. Further, portions of our business involve the processing, storage, and transmission of data, which also would be negatively affected by such an event. Disruptions in our infrastructure could lead to loss of customers and revenue, particularly during a period of heavy demand for our products and services. We also could incur significant expense in repairing system damage and taking other remedial measures.

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

Changes in tax laws (including any future U.S. Treasury notices or regulations related to the Tax Cuts and Jobs Act that was signed into law on December 22, 2017) could adversely affect our operations and profitability. In recent years, numerous legislative, judicial, and administrative changes have been made to tax laws applicable to us and similar companies. The Organisation for Economic Co-operation and Development (the “OECD”), an international association of 38 countries, including the United States, has issued guidelines that change long-standing tax principles. The OECD guidelines may introduce tax uncertainty as countries amend their tax laws to adopt certain parts of the guidelines. Additional changes to tax laws are likely to occur, and such changes may adversely affect our tax liability.

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

Our profitability could suffer from declines in fair value or impairment of our portfolio investments.

We invest a significant portion of available funds in a portfolio consisting of both equity and debt securities of various types and maturities pending the deployment of these funds in our business. Our equity investments consist of strategic investments in both marketable and non-marketable securities. Investments in marketable securities are measured at fair value on a recurring basis. We have elected to apply the measurement alternative for non-marketable securities. Under the alternative, we measure investments without readily determinable fair values at cost, less impairment, adjusted by observable price changes. Our debt securities generally are classified as held to maturity and are recorded in our financial statements at amortized cost. Our earnings performance could suffer from declines in fair value or impairment of our investments.

Unfavorable results of legal proceedings could harm our business and result in substantial costs.

We are involved in various claims, suits, investigations, and legal proceedings that arise from time to time in the ordinary course of business or otherwise, including those pending in connection with the Class V transaction and others described elsewhere in this report. Additional legal claims or regulatory matters affecting us and our subsidiaries may arise in the future and could involve stockholder, consumer, regulatory, compliance, intellectual property, antitrust, tax, and other issues on a global basis. Litigation is inherently unpredictable. Regardless of the merits of a claim, litigation may be both time-consuming and disruptive to our business. We could incur judgments or enter into settlements of claims that could adversely affect our operating results or cash flows in a particular period. Even if we are not named a party to a particular suit, we may be subject to indemnification obligations to the named parties that could subject us to liability for damages or other amounts payable as a result of such judgments or settlements. In addition, our business, operating results, and financial condition could be adversely affected if any infringement or other intellectual property claim made against us by any third party is successful, or if we fail to develop non-infringing technology or license the proprietary rights on commercially reasonable terms and conditions.

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

In addition, we and our subsidiaries are subject to various anti-corruption laws that prohibit improper payments or offers of payments to foreign governments and their officials for the purpose of obtaining or retaining business, and are also subject to export controls, customs, economic sanctions laws, including those currently imposed on Russia, and embargoes imposed by the U.S. government. Violations of the Foreign Corrupt Practices Act or other anti-corruption laws or export control, customs, or economic sanctions laws may result in severe criminal or civil sanctions and penalties, and we and our subsidiaries may be subject to other liabilities which could have a material adverse effect on our business, results of operations, and financial condition.

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

Natural disasters, terrorism, armed hostilities, or public health issues could harm our business.

Natural disasters, terrorism or armed hostilities, such as the attack on Ukraine, or public health issues, such as those resulting from the COVID-19 pandemic, whether in the United States or in other countries, could cause damage or disruption to us or our suppliers and customers, or could create political or economic instability, any of which could harm our business. Any such events could cause a decrease in demand for our products, make it difficult or impossible to deliver products or for suppliers to deliver components, and create delays and inefficiencies in our supply chain.

Global climate change, and legal, regulatory, or market measures to address climate change, may negatively affect or business, operations, and financial results.

We are subject to risks associated with the long-term effects of climate change on the global economy and on the IT industry in particular. The physical risks associated with climate change include the adverse effects of carbon dioxide and other greenhouse gases on global temperatures, weather patterns, and the frequency and severity of natural disasters. Extreme weather and natural disasters within or outside the United States could make it more difficult and costly for us to manufacture and deliver our products to our customers, obtain production materials from our suppliers, or perform other critical corporate functions. For example, tornadoes in Tennessee, wildfires in California, and typhoons in the Philippines disrupted our operations in those areas in recent periods.

The increasing concern over climate change could also result in transition risks such as shifting customer preferences or regulatory changes. Changing customer preferences may result in increased demands regarding our solutions, products, and services, including the use of packaging materials and other components in our products and their environmental impact on sustainability. These demands may cause us to incur additional costs or make other changes to other operations to respond to such demands, which could adversely affect our financial results. If we fail to manage transition risks, including such demands, in an effective manner, customer demand for our solutions, products, and services could diminish, and our profitability could suffer.

The increasing concern over climate change could result in new domestic or international legal requirements for us to reduce greenhouse gas emissions and other environmental impacts of our operations, improve our energy efficiency, or undertake sustainability measures that exceed those we currently pursue. Any such regulatory requirements could cause disruptions in the manufacture of our products and result in increased procurement, production, and distribution costs. Our reputation and brand could be harmed if we fail, or are seen as having failed, to respond responsibly and effectively to changes in legal and regulatory measures adopted to address climate change.

We are highly dependent on the services of Michael S. Dell, our Chief Executive Officer, and our loss of, or our inability to continue to attract, retain, and motivate, executive talent and other employees in this highly competitive market could harm our business.

We are highly dependent on the services of Michael S. Dell, our founder, Chief Executive Officer, and largest stockholder. If we lose the services of Mr. Dell, we may not be able to locate a suitable or qualified replacement, and we may incur additional expenses to recruit a replacement, which could severely disrupt our business and growth. Further, we rely on key personnel, including other members of our executive leadership team, to support our business and increasingly complex product and services offerings. Our experienced executives are supported by employees in our U.S. and international operations who are highly skilled in product development, manufacturing, sales and other functions critical to our future growth and profitability. We face intensive competition, both within and outside of our industry, in retaining and hiring individuals with the requisite expertise. The disruption in labor markets as a result of COVID-19 has increased the competition for talent. As a result of this competition, we may be unable to continue to attract, retain, and motivate suitably qualified individuals at acceptable compensation levels who have the managerial, operational, and technical knowledge and experience to meet our needs. Any failure by us to do so could adversely affect our competitive position and results of operations.

We have outstanding indebtedness and may incur additional debt in the future, which could adversely affect our financial condition.

As of January 28, 2022, we and our subsidiaries had approximately $27.0 billion aggregate principal amount of indebtedness. As of the same date, we and our subsidiaries also had an additional $5.0 billion available for borrowing under our revolving credit facilities. Although continued debt paydown is part of our overall capital allocation strategy, a substantial portion of our cash flow from operations is used to make interest and other debt service payments, which reduces funds available to us for other purposes such as working capital, capital expenditures, other general corporate purposes, and potential acquisitions. Our indebtedness could also reduce our flexibility in responding to current and changing industry and financial market conditions. We may be able to incur significant additional secured and unsecured indebtedness under the terms of our existing debt, which generally do not restrict our ability to incur additional unsecured debt and contain certain significant exceptions to the covenant restricting our ability to incur additional secured debt.

We may be adversely affected by the transition from LIBOR as a reference rate to calculate interest rates under our variable-rate indebtedness

As of January 28, 2022, approximately $0.9 billion of our debt was variable-rate indebtedness consisting of unhedged outstanding DFS borrowings. Our current outstanding variable-rate indebtedness uses the London Interbank Offered Rate (“LIBOR”) as a benchmark for establishing the interest rate. LIBOR is the subject of recent national and international regulatory guidance and proposals for reform. As a result of these reforms, the ICE Benchmark Administration Limited, the administrator of LIBOR, ceased publication for the one-week and two-month USD LIBOR settings on December 31, 2021 and is expected to begin phasing out the remaining USD LIBOR settings on July 1, 2023. Alternatives to LIBOR may perform differently than in the past. We are in the process of amending relevant agreements based on LIBOR, but we cannot predict what alternative index will be negotiated with our counterparties. As a result, our interest expense could increase and our available cash flow for general corporate requirements may be adversely affected. In addition, uncertainty as to the nature of a potential discontinuance, modification, alternative reference rates or other reforms may materially adversely affect the trading market for securities linked to such benchmarks. We, however, cannot predict the timing of these developments or their impact on our indebtedness or financial condition.

Risks Relating to Ownership of Our Class C Common Stock
Our multi-class common stock structure with different voting rights may adversely affect the trading price of the Class C Common Stock.

Each share of our Class A Common Stock and each share of our Class B Common Stock has ten votes, while each share of our Class C Common Stock has one vote. Because of these disparate voting rights, Michael Dell and the Susan Lieberman Dell Separate Property Trust (the “MD stockholders”) and certain investment funds affiliated with Silver Lake Partners (the “SLP stockholders”) collectively held common stock representing approximately 94.4% of the total voting power of our outstanding common stock as of January 28, 2022. The limited ability of holders of the Class C Common Stock to influence matters requiring stockholder approval may adversely affect the market price of the Class C Common Stock.

In addition, in 2017, FTSE Russell and S&P Dow Jones changed their eligibility criteria to exclude new companies with multiple classes of shares of common stock from being added to certain stock indices. FTSE Russell instituted a requirement that new and, beginning in September 2022, existing constituents of its indices have greater than 5% of their voting rights in the hands of public stockholders, as calculated by FTSE Russell, whereas S&P Dow Jones announced that companies with multiple share classes, such as Dell Technologies, will not be eligible for inclusion in the S&P 500, S&P MidCap 400, and S&P SmallCap 600, which together make up the S&P Composite 1500. Other major stock indices might adopt similar requirements in the future. FTSE Russell’s determination may change at any time. Under the current criteria, at a minimum, our multi-class capital structure makes it ineligible for inclusion in specified S&P Dow Jones indices, including those making up the S&P Composite 1500, and, as a result, mutual funds, exchange-traded funds, and other investment vehicles that track these indices will not invest in the Class C Common Stock. It is unclear what effect, if any, exclusion from any indices will have on the valuations of the affected publicly-traded companies. It is possible that such policies may depress the valuations of public companies excluded from such indices compared to valuations of companies that are included.

Future sales, or the perception of future sales, of a substantial amount of shares of the Class C Common Stock could depress the trading price of the Class C Common Stock.

Sales of a substantial number of shares of the Class C Common Stock in the public market, or the perception that these sales may occur, could adversely affect the market price of the Class C Common Stock, which could make it more difficult for investors to sell their shares of Class C Common Stock at a time and price that they consider appropriate. These sales, or the possibility that these sales may occur, also could impair our ability to sell equity securities in the future at a time and at a price we deem appropriate, and our ability to use Class C Common Stock as consideration for acquisitions of other businesses, investments, or other corporate purposes. As of January 28, 2022, we had a total of approximately 283 million shares of Class C Common Stock outstanding.

As of January 28, 2022, the 378,224,977 outstanding shares of Class A Common Stock held by the MD stockholders and the 95,350,227 outstanding shares of Class B Common Stock held by the SLP stockholders are convertible into shares of Class C Common Stock at any time on a one-to-one basis. Such shares, upon any conversion into shares of Class C Common Stock, will be eligible for resale in the public market pursuant to Rule 144 under the Securities Act of 1933 (the “Securities Act”), subject to volume, manner of sale, and other limitations under Rule 144.

We have entered into a registration rights agreement with holders of 378,224,977 outstanding shares of Class A Common Stock (which are convertible into number of shares of Class C Common Stock), holders of all of the 95,350,227 outstanding shares of Class B Common Stock (which are convertible into the same number of shares of Class C Common Stock), and holders of approximately 6,000,000 outstanding shares of Class C Common Stock, pursuant to which we granted such holders and their permitted transferees shelf, demand and/or piggyback registration rights with respect to such shares. Registration of those shares under the Securities Act would permit such holders to sell the shares into the public market.

Further, as of January 28, 2022, we had 62,152,041 shares of Class C Common Stock that may be issued upon the exercise, vesting, or settlement of outstanding stock options, restricted stock units, or deferred stock units under our stock incentive plan, all of which would have been, upon issuance, eligible for sale in the public market, subject where applicable to expiration or waiver of contractual transfer restrictions, and an additional 45,674,713 shares of Class C Common Stock that have been authorized and reserved for issuance pursuant to potential future awards under the stock incentive plan. We also may issue additional stock options in the future that may be exercised for additional shares of Class C Common Stock and additional restricted stock units or deferred stock units that may vest. We expect that all shares of Class C Common Stock issuable with respect to such awards will be registered under one or more registration statements on Form S-8 under the Securities Act and available for sale in the open market.

We are controlled by the MD stockholders, who, together with the SLP stockholders, collectively own a substantial majority of our common stock and are able to effectively control our actions, including approval of mergers and other significant corporate transactions.

By reason of their ownership of Class A Common Stock possessing a majority of the aggregate votes entitled to be cast by holders of all outstanding shares of our common stock voting together as a single class, the MD stockholders have the ability to approve any matter submitted to the vote of all of the outstanding shares of the common stock voting together as a single class. Through their control, the MD stockholders are able to control our actions, including actions related to the election of our directors and directors of our subsidiaries, amendments to our organizational documents, and the approval of significant corporate transactions, including mergers and sales of substantially all of our assets that our stockholders may deem advantageous. For example, although our bylaws provide that the number of directors will be fixed by resolution of the board of directors, our stockholders may adopt, amend, or repeal the bylaws in accordance with the Delaware General Corporation Law. Through their control, the MD stockholders therefore may amend our bylaws to change the number of directors (within the limits of the certificate of incorporation), notwithstanding any determination by the board of directors regarding board size.

Further, as of January 28, 2022, the MD stockholders and the SLP stockholders collectively beneficially owned 63.3% of our outstanding common stock. This concentration of ownership together with the disparate voting rights of our common stock may delay or deter possible changes in control of Dell Technologies, which may reduce the value of an investment in the Class C Common Stock. So long as the MD stockholders and the SLP stockholders continue to own common stock representing a significant amount of the combined voting power of our outstanding common stock, even if such amount is, individually or in the aggregate, less than 50%, such stockholders will continue to be able to strongly influence our decisions.

In addition, the MD stockholders and the SLP stockholders, respectively, have the right to nominate a number of individuals for election as Group I Directors (who constitute all but one of our directors), which is equal to the percentage of the total voting power for the regular election of directors beneficially owned by the MD stockholders or by the SLP stockholders multiplied by the number of directors then on the board of directors who are not members of the audit committee, rounded up to the nearest whole number. Further, so long as the MD stockholders or the SLP stockholders each beneficially own at least 5% of all outstanding shares of the common stock entitled to vote generally in the election of directors, each of the MD stockholders or the SLP stockholders, as applicable, are entitled to nominate at least one individual for election as a Group I Director.

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

Because we are a “controlled company” within the meaning of the rules of the New York Stock Exchange and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements, holders of Class C Common Stock do not have the same protections afforded to stockholders of companies that are subject to such requirements.

We are a “controlled company” within the meaning of the rules of the New York Stock Exchange (the “NYSE”) because the MD stockholders hold common stock representing more than 50% of the voting power in the election of directors. As a controlled company, we may elect not to comply with certain corporate governance requirements under NYSE rules, including the requirements that we have a board composed of a majority of “independent directors,” as defined under NYSE rules, and that we have a compensation committee and a nominating/corporate governance committee each composed entirely of independent directors. Although we currently maintain a board composed of a majority of independent directors, we currently utilize the exemptions relating to committee composition and expect to continue to utilize those exemptions. As a result, none of the committees of the board of directors, other than the audit committee, consists entirely of independent directors. Further, we may decide in the future to change our board membership so that the board is not composed of a majority of independent directors. Accordingly, holders of Class C Common Stock do not have the same protections afforded to stockholders of companies that are subject to all of the NYSE’s corporate governance requirements.

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

We may not continue to pay dividends or to pay dividends at the same rate as announced in February 2022.

Our payment of dividends, as well as the rate at which we pay dividends, is solely at the discretion of our board of directors. Further, dividend payments, if any, are subject to our financial results and the availability of statutory surplus to pay dividends. These factors could result in a change to our current dividend policy.

ITEM 1B — UNRESOLVED STAFF COMMENTS

None.

ITEM 2 — PROPERTIES

Our principal executive offices and global headquarters are located at One Dell Way, Round Rock, Texas.

As of January 28, 2022, as shown in the following table, we owned or leased 22.6 million square feet of office, manufacturing, and warehouse space worldwide:

	Owned	Leased
	(in millions)
U.S. facilities	8.1	2.1
International facilities	4.4	8.0
Total (a)	12.5	10.1
____________________
(a)    Includes 2.2 million square feet of subleased or vacant space.

As of January 28, 2022, our facilities consisted of business centers, which include facilities that contain operations for sales, technical support, administrative, and support functions; manufacturing operations; and research and development centers. For additional information about our facilities, including the location of certain facilities, see “Item 1 — Business — Manufacturing and Materials.”

Because of the interrelation of the products and services offered in each of our segments, we generally do not designate our properties to any segment. With limited exceptions, each property is used at least in part by both of our segments, and we retain the flexibility to make future use of each of the properties available to each of the segments.

We believe that our existing properties are suitable and adequate for our current needs, and we will continue to assess our facilities requirements in light of a number of factors, including the increased number of employees who are adopting flexible work arrangements under our Connected Workplace programs. The shift to such arrangements may result in an overall reduction in the square footage of our facilities.

ITEM 3 — LEGAL PROCEEDINGS

The information required by this Item 3 is incorporated herein by reference to the information set forth under the caption “Legal Matters” in Note 11 of the Notes to the Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data.”

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

There is no public market for our Class A Common Stock or Class B Common Stock. No shares of our Class D Common Stock were outstanding as of January 28, 2022.

Holders

As of March 22, 2022, there were 4,369 holders of record of our Class C Common Stock, six holders of record of our Class A Common Stock, and six holders of record of our Class B Common Stock. The number of record holders does not include individuals or entities that beneficially own shares of any class of our common stock, but whose shares are held of record by a broker, bank, or other nominee.

Dividends

On February 24, 2022, subsequent to the close of our fiscal year ended January 28, 2022, we announced that our board of directors has adopted a dividend policy under which we intend to pay quarterly cash dividends on our common stock, beginning in the first fiscal quarter of Fiscal 2023, at an initial rate of $0.33 per share per fiscal quarter for Fiscal 2023. We also announced that our board has declared the initial quarterly dividend under the new policy in the amount of $0.33 per share, which will be payable on April 29, 2022 to the holders of record of all of the issued and outstanding shares of common stock as of the close of business on April 20, 2022.

The dividend policy and the declaration and payment of each quarterly cash dividend will be subject to our board’s continuing determination that the policy and the declaration of dividends thereunder are in the best interests of our stockholders and are in compliance with applicable law. The board retains the power to modify, suspend, or cancel the dividend policy in any manner and at any time that it may deem necessary or appropriate.

Sales of Unregistered Securities

During December 2021, we issued 72,727 shares of Class C Common Stock to a stockholder upon the conversion of the same number of shares of our Class A Common Stock held by such stockholder. The issuance of the Class C Common Stock in this transaction was made in reliance on the exemption from registration under the Securities Act of 1933 afforded by Section 3(a)(9) thereof. No commission or other remuneration was paid or given directly or indirectly for soliciting the exchange of these securities.

Purchases of Equity Securities

The following table presents information with respect to our purchases of Class C Common Stock during the fourth quarter of Fiscal 2022.

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
Repurchases from October 30, 2021 through November 26, 2021	2,768,236	$55.91	2,768,236	$4,845,229,568
Repurchases from November 27, 2021 through December 24, 2021	3,065,914	$56.36	3,065,914	$4,672,445,598
Repurchases from December 25, 2021 through January 28, 2022	5,747,928	$57.62	5,747,928	$4,341,241,561
Total	11,582,078			$4,341,241,561

Effective as of September 23, 2021, our board of directors terminated our previous stock repurchase program and approved a new stock repurchase program with no established expiration date under which we may repurchase from time to time, through open market purchases, block trades, or accelerated or other structured share purchases, up to $5 billion of shares of Class C Common Stock, exclusive of any fees, commissions, or other expenses related to such repurchases.

Stock Performance Graph

Class C Common Stock

The following graph compares the cumulative total return on the Company’s Class C Common Stock for the period from December 28, 2018, the date on which the Class C Common Stock began trading on the NYSE, through January 28, 2022, with the total return over the same period on the S&P 500 Index and the S&P 500 Systems Software Index. The graph assumes that $100 was invested on December 28, 2018 in the Class C Common Stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. The comparisons in the graph are based on historical data.

$300
$200
$100
$0
12/28/2018
2/1/2019
1/31/2020
1/29/2021
1/28/2022
Class C Common Stock
S&P 500
S&P 500 Systems Software Index

	December 28, 2018	February 1, 2019	January 31, 2020	January 29, 2021	January 28, 2022
Class C Common Stock	$100.00	$109.29	$107.35	$160.44	$244.72
S&P 500	$100.00	$109.06	$132.57	$155.44	$188.08
S&P 500 Systems Software Index	$100.00	$104.13	$164.89	$226.05	$300.81
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

ITEM 6 — [RESERVED]

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

Unless the context indicates otherwise, references in this report to “we,” “us,” “our,” the “Company,” and “Dell Technologies” mean Dell Technologies Inc. and its consolidated subsidiaries, references to “Dell” mean Dell Inc. and Dell Inc.’s consolidated subsidiaries, references to “EMC” mean EMC Corporation and EMC Corporation’s consolidated subsidiaries, and references to “VMware” refer to VMware, Inc. and VMware, Inc.’s consolidated subsidiaries.

On November 1, 2021, the Company completed its previously announced spin-off of VMware. In accordance with applicable accounting guidance, the results of VMware, excluding Dell's resale of VMware offerings, are presented as discontinued operations in the Consolidated Statements of Income and, as such, have been excluded from both continuing operations and segment results for all periods presented. Further, the Company reclassified the assets and liabilities of VMware as assets and liabilities of discontinued operations in the Consolidated Statements of Financial Position as of January 29, 2021. The Consolidated Statements of Cash Flows are presented on a consolidated basis for both continuing operations and discontinued operations.

Our fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. We refer to our fiscal years ended January 28, 2022, January 29, 2021, and January 31, 2020 as “Fiscal 2022,” “Fiscal 2021,” and “Fiscal 2020,” respectively. All fiscal years presented included 52 weeks.

INTRODUCTION

Fiscal 2022 Significant Developments

On November 1, 2021, we completed our previously announced spin-off of VMware by means of a special stock dividend. The VMware Spin-off was effectuated pursuant to a Separation and Distribution Agreement, dated as of April 14, 2021, between Dell Technologies and VMware. As part of the transaction, VMware paid a special cash dividend, pro rata, to each holder of VMware common stock in an aggregate amount equal to $11.5 billion, of which Dell Technologies received $9.3 billion.

In connection with and upon completion of the VMware Spin-off, we entered into a Commercial Framework Agreement (the “CFA”) with VMware, which provides the framework under which we and VMware will continue our commercial relationship after the transaction.

On October 1, 2021, we completed the sale of Boomi, Inc. (“Boomi”) and certain related assets and received total cash consideration of approximately $4.0 billion. The transaction was intended to support our focus on fueling growth initiatives through targeted investments to modernize Dell Technologies’ core infrastructure and through expansion in high-priority areas, including hybrid and private cloud, edge, telecommunications solutions, and our APEX offerings.

With the proceeds from the VMware Spin-off and cash on hand, we were able to make steady progress on paying down our outstanding debt throughout Fiscal 2022. As a result of our debt reduction and our continued focus on deleveraging, we achieved an investment grade rating from three major credit rating agencies.

During Fiscal 2022, the coronavirus disease 2019 (“COVID-19”) pandemic continued to present global challenges that directly impacted Dell Technologies, most notably in relation to supply chain dynamics and the mix of our products and services sold. As a result of the global economic recovery coupled with industry-wide constraints on the supply of limited-source components, we experienced demand which outpaced supply across many of our product offerings. Throughout Fiscal 2022, these impacts led to an increase in orders pending fulfillment and extended lead times for our customers for certain offerings as well as increases in component and logistics costs. We also experienced significant demand growth for our CSG offerings driven by the continuation of the work and learn from home environment. This led to a shift in the mix of products and services sold towards CSG, which impacted our overall profitability. In response to these pressures, we took steps to address our customers’ demands while balancing profitability and growth. We continue to closely monitor the impacts of COVID-19 and keep the health of our employees, customers, business partners, and communities as our primary focus. Although we continue to experience some uncertainty in the global market as a result of the ongoing COVID-19 pandemic, we see opportunities to create value and grow in Fiscal 2023 in the midst of resilient demand for our IT solutions driven by a technology-enabled world.

See “Recent Transactions” below and Note 3, Note 1, and Note 7 of the Notes to the Consolidated Financial Statements included in this report for additional information regarding the VMware Spin-off, the Boomi divestiture, and our outstanding debt.

Company Overview

Dell Technologies helps organizations build their digital futures and individuals transform how they work, live and play. We provide customers with one of the industry’s broadest and most innovative solutions portfolio for the data era, including traditional infrastructure and extending to multi-cloud environments. We continue to seamlessly deliver differentiated and holistic IT solutions to our customers which has helped drive consistent revenue growth.

Dell Technologies’ integrated solutions help customers modernize their IT infrastructure, manage and operate in a multi-cloud world, address workforce transformation, and provide critical solutions that keep people and organizations connected, which has proven even more important through the COVID-19 pandemic. We are helping customers accelerate their digital transformations to improve and strengthen business and workforce productivity. With our extensive portfolio and our commitment to innovation, we offer secure, integrated solutions that extend from the edge to the core to the cloud, and we are at the forefront of the software-defined and cloud native infrastructure era. As further evidence of our commitment to innovation, we are evolving and expanding our IT as-a-Service and cloud offerings including APEX-branded solutions which provide our customers with greater flexibility to scale IT to meet their evolving business needs and budgets.

Dell Technologies’ end-to-end portfolio is supported by a world-class organization that operates globally in approximately 180 countries across key functional areas, including technology and product development, marketing, sales, financial services, and services. Our go-to-market engine includes a 32,000-person sales force and a global network of over 200,000 channel partners. Dell Financial Services and its affiliates (“DFS”) offer customers payment flexibility and enables synergies across the business. DFS funded $8.5 billion of originations in Fiscal 2022 and maintains a $11 billion global portfolio of high-quality financing receivables. We employ approximately 35,000 full-time service and support professionals and maintain more than 2,400 vendor-managed service centers. We manage a world-class supply chain that drives long-term growth and operating efficiencies, with approximately $75 billion in annual procurement expenditures and over 750 parts distribution centers. Together, these elements provide a critical foundation for our success.

Our Vision and Strategy

Our vision is to become the most essential technology company for the data era. We seek to address our customers’ evolving needs and their broader digital transformation objectives as they embrace today’s hybrid multi-cloud environment. We intend to execute on our vision by focusing on two overarching strategic priorities:

•Grow and modernize our core offerings in the markets in which we predominantly compete

•Pursue attractive new growth opportunities such as Edge, Telecom, data management, and as-a-Service consumption models

We believe that we are uniquely positioned in the data and multi-cloud era and that our results will benefit from our durable competitive advantages. We intend to continue to execute our business model to position our company for long-term success while balancing liquidity, profitability, and growth.

We are seeing an accelerated rate of change in the IT industry and increased demand for simpler, more agile IT as companies leverage multiple clouds in their IT environments. COVID-19 has accelerated the introduction and adoption of new technologies to ensure productivity and collaboration from anywhere. To meet our customer needs, we continue to invest in research and development, sales, and other key areas of our business to deliver superior products and solutions capabilities and to drive long-term sustainable growth.

Products and Services

We design, develop, manufacture, market, sell, and support a wide range of comprehensive and integrated solutions, products, and services. We are organized into two business units, referred to as Infrastructure Solutions Group and Client Solutions Group, which are our reportable segments.

•Infrastructure Solutions Group (“ISG”) — ISG enables our customers’ digital transformation through our trusted multi-cloud and big data solutions, which are built upon modern data center infrastructure. ISG helps customers in the area of hybrid cloud deployment with the goal of simplifying, streamlining, and automating cloud operations. ISG solutions are built for multi-cloud environments and are optimized to run cloud native workloads in both public and private clouds, as well as traditional on-premise workloads.

Our comprehensive portfolio of advanced storage solutions includes traditional storage solutions as well as next-generation storage solutions (such as all-flash arrays, scale-out file, object platforms, and software-defined solutions). In May 2020, we released our new PowerStore offering, a differentiated midrange storage solution that enables seamless updates using microservices and container-based software architecture. This offering allows us to compete more effectively within midrange storage. We continue to make enhancements to our storage solutions offerings and expect that these offerings will drive long-term improvements in the business.

Our server portfolio includes high-performance rack, blade, tower, and hyperscale servers, optimized to run high value workloads, including artificial intelligence and machine learning. Our networking portfolio helps our business customers transform and modernize their infrastructure, mobilize and enrich end-user experiences, and accelerate business applications and processes.

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

Our other businesses, described below, consists of our resale of standalone VMware offerings, referred to as VMware Resale, as well as product and service offerings of Secureworks and Virtustream. These businesses are not classified as reportable segments, either individually or collectively.

•VMware Resale consists of our sale of standalone VMware offerings. Under the CFA entered into as part of the VMware Spin-off, Dell Technologies continues to act as a key channel partner in this relationship, reselling VMware offerings to our customers. This partnership is intended to facilitate mutually beneficial growth for both Dell and VMware.

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

We believe the collaboration, innovation, and coordination of the operations and strategies across all segments of our business, as well as our differentiated go-to-market model, will continue to drive revenue synergies. Through our research and development activities, we are able to engineer leading innovative solutions that incorporate the distinct set of hardware, software, and services across all segments of our business.

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

Dell Financial Services

DFS supports our businesses by offering and arranging various financing options and services for our customers globally. DFS originates, collects, and services customer receivables primarily related to the purchase or use of our product, software, and services solutions. We also arrange financing for some of our customers in various countries where DFS does not currently operate as a captive entity. DFS further strengthens our customer relationships through its flexible consumption models which provide our customers with financial flexibility to meet their changing technological requirements. Our flexible consumption models enable us to offer our customers the option to pay over time and, in certain cases, based on utilization. The results of these operations are allocated to our segments based on the underlying product or service financed. For additional information about our financing arrangements, see Note 5 of the Notes to the Consolidated Financial Statements included in this report.

Recent Transactions

Spin-Off of VMware — As described in Note 1 and Note 3 of the Notes to the Consolidated Financial Statements included in this report, on November 1, 2021, the Company completed its previously announced VMware Spin-off.

Dell Technologies effectuated the VMware Spin-off by means of a special stock dividend of 30,678,605 shares of Class A common stock and 307,221,836 of Class B common stock of VMware to Dell Technologies stockholders of record on October 29, 2021. Prior to receipt of the VMware common stock by the Company’s stockholders, each share of VMware Class B common stock automatically converted into one share of VMware Class A common stock. As a result of these transactions, each holder of record of shares of Dell Technologies common stock as of the distribution record date received approximately 0.440626 of a share of VMware Class A common stock for each outstanding share of Dell Technologies common stock owned by such holder as of such date. VMware paid a special cash dividend, pro rata, to each holder of VMware common stock in an aggregate amount equal to $11.5 billion, of which Dell Technologies received $9.3 billion.

Immediately following VMware’s payment of the special cash dividend, pursuant to the Separation and Distribution Agreement, the businesses of VMware were separated from the remaining businesses of Dell Technologies through a series of transactions that resulted in the pre-transaction stockholders of Dell Technologies owning shares in two separate public companies, consisting of (1) VMware, which continues to own the businesses of VMware, Inc. and its subsidiaries, and (2) Dell Technologies, which continues to own Dell Technologies’ other businesses and subsidiaries. In connection with and upon completion of the VMware Spin-off, Dell Technologies and VMware entered into a Commercial Framework Agreement. The CFA provides a framework under which Dell Technologies and VMware will continue their commercial relationship after the transaction. The CFA has an initial term of five years, with automatic one-year renewals occurring annually thereafter, subject to certain terms and conditions. Dell Technologies and VMware also entered into other agreements that will govern other aspects of their relationship, including, among others, a tax matters agreement and a transition services agreement.

Pursuant to the CFA, Dell Technologies will continue to act as a distributor of VMware’s standalone products and services and purchase such products and services for resale to end-user customers. Dell Technologies will also continue to integrate VMware’s products and services with Dell Technologies’ offerings and sell them to end users. The results of these transactions are classified as continuing operations within the Company’s Consolidated Statements of Income for all periods presented. See Note 3 of the Notes to the Consolidated Financial Statements for additional information on the VMware Spin-off.

The operating results of VMware, excluding Dell's resale of VMware offerings, are presented as discontinued operations in our Consolidated Statements of Income and as such, have been excluded from both continuing operations and segment results for all periods presented, except as otherwise indicated. Further, the Company reclassified the related assets and liabilities of VMware as assets and liabilities of discontinued operations in the Consolidated Statements of Financial Position as of January 29, 2021. The Consolidated Statements of Cash Flows are presented on a consolidated basis for both continuing operations and discontinued operations. See Note 3 of the Notes to the Consolidated Financial Statements included in this report for more information related to the discontinued operations.

Boomi Divestiture — On October 1, 2021, we completed the sale of Boomi and certain related assets for a total cash consideration of approximately $4.0 billion, resulting in a pre-tax gain on sale of $4.0 billion. The Company ultimately recorded a $3.0 billion gain, net of $1.0 billion in tax expense.

RSA Divestiture — On September 1, 2020, we completed the sale of RSA Security LLC (“RSA Security”) for total cash consideration of approximately $2.082 billion, resulting in a pre-tax gain on sale of $338 million. The Company ultimately recorded a $21 million loss net of taxes. The transaction was intended to further simplify our product portfolio and corporate structure.

Prior to the divestitures, the operating results of Boomi and RSA Security were included within other businesses and did not qualify for presentation as discontinued operations. See Note 1 of the Notes to the Consolidated Financial Statements included in this report for more information about these transactions.

Relationship with VMware

Effective upon the completion of the VMware Spin-off, VMware is considered to be a related party of the Company. The related party relationship is as a result of Michael Dell’s ownership interest of both Dell Technologies and VMware and Michael Dell’s continued positions as Chairman and Chief Executive Officer of Dell Technologies, and Chairman of the Board of VMware. Following the completion of the VMware Spin-off, the majority of transactions that occur between Dell Technologies and VMware consist of Dell Technologies’ purchase of VMware products and services for resale, either on a standalone basis or as a part of integrated offerings. For more information regarding related party transactions with VMware, see Note 21 of the Notes to the Consolidated Financial Statements included in this report.

Strategic Investments and Acquisitions

As part of our strategy, we will continue to evaluate opportunities for strategic investments through our venture capital investment arm, Dell Technologies Capital, with a focus on emerging technology areas that are relevant to all segments of our business and that will complement our existing portfolio of solutions. Our investment areas include storage, software-defined networking, management and orchestration, security, machine learning and artificial intelligence, Big Data and analytics, cloud, edge computing, and software development operations. As of January 28, 2022 and January 29, 2021, Dell Technologies held strategic investments in non-marketable securities of $1.4 billion and $0.9 billion, respectively.

In addition to these investments, we also may make disciplined acquisitions targeting businesses that advance our strategic objectives and accelerate our innovation agenda.

Business Trends and Challenges

Ukraine — We are monitoring and responding to the escalating conflict in Ukraine and the associated sanctions and other restrictions. As of the date of this report, as a result of the conflict, we are not selling, servicing or supporting products in Russia, Belarus, and the Donetsk and Luhansk regions of Ukraine. The full impact of the conflict on our business operations and financial performance remains uncertain and will depend on future developments, including the severity and duration of the conflict and its impact on regional and global economic conditions. We will continue to monitor the conflict and assess the related restrictions and other effects and pursue prudent decisions for our team members, customers, and business.

COVID-19 Pandemic and Response — We continue to monitor the COVID-19 pandemic and variants of the virus, as well as the impact it has on our employees, customers, business partners, and communities. Our crisis management team is actively engaged in evaluating changes in our environment and aligning our response to recommendations of the World Health Organization and the U.S. Centers for Disease Control and Prevention, and with governmental regulations. We are deploying return-to-site processes in certain regions based on our ongoing assessments of local conditions. We will continue to monitor regional conditions and utilize remote work practices to ensure the health and safety of our employees, customers, and business partners.

The full impact of the COVID-19 pandemic on our business operations and financial performance remains uncertain and will depend on future developments, including, the severity, duration and scope of the pandemic across different geographies; the effectiveness of actions taken to contain, mitigate or prevent the spread of variants of the virus; the further development, availability, and acceptance of effective treatments or vaccines; and governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic. We will continue to actively monitor global events and pursue prudent decisions to navigate in this uncertain and ever-changing environment. For additional information about impacts of COVID-19 on our operations, see “Results of Operations—Consolidated Results” and “—Business Unit Results.”

Supply Chain — Dell Technologies maintains limited-source supplier relationships for certain components, because the relationships are advantageous in the areas of performance, quality, support, delivery, capacity, and price considerations.

During Fiscal 2022, we were impacted by industry-wide constraints in the supply of limited-source components in certain product offerings as a result of the global impacts of COVID-19. Further, global economic recovery led to growth in demand that outpaced supply, resulting in an increase in orders pending fulfillment and extended lead times for our customers for certain products. These supply constraints coupled with increasing demand also led to increases in component and logistics costs, both of which increased in the aggregate during Fiscal 2022. Logistics costs increased as a result of both expedited shipments of components and rate increases in the freight network as capacity remained constrained. In response to these pressures, we continue to take steps to actively address our customers’ demands while balancing profitability and growth.

We expect to continue to manage supply constraints and increased freight costs into the first half of Fiscal 2023. Component cost trends are dependent on the strength or weakness of actual end user demand and supply dynamics, which will continue to evolve and ultimately impact the translation of the cost environment to pricing and operating results. We expect the overall component cost environment to shift to deflationary during the first half of Fiscal 2023.

ISG — We expect that ISG will continue to be impacted by the changing nature of the IT infrastructure market and competitive environment. During Fiscal 2022, ISG demand benefited from improvements in the macroeconomic environment which we expect to continue into Fiscal 2023. We expect that demand growth will continue to benefit net revenue in future periods. With our scale and strong solutions portfolio, we believe we are well-positioned to respond to ongoing competitive dynamics. Within servers and networking, we will continue to be selective in determining whether to pursue certain large hyperscale and other server transactions. We continue to focus on customer base expansion and lifetime value of customer relationships.

The unprecedented growth throughout all industries is generating continued demand for our storage solutions and services. Cloud native applications are expected to continue as a primary growth driver in the infrastructure market. We believe the complementary cloud solutions across our business position us to meet these demands for our customers. We benefit from offering solutions that address the emerging trends of enterprises deploying software-defined storage, hyper-converged infrastructure, and modular solutions based on server-centric architectures. These trends are changing the way customers are consuming our traditional storage offerings. We continue to expand our offerings in external storage arrays, which incorporate flexible, cloud-based functionality.

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

CSG — Our CSG offerings are an important element of our strategy, generating strong cash flow and opportunities for cross-selling of complementary solutions. During Fiscal 2022, CSG demand was strong across product offerings, driven primarily by the global economic recovery coupled with customers seeking improved connectivity and productivity in both personal and professional environments.

During Fiscal 2023, we expect demand growth to be at a more moderate rate than in Fiscal 2022. Further, we expect that the CSG demand environment will continue to be subject to seasonal trends. Competitive dynamics continue to be a factor in our CSG business and will impact pricing and operating results. We remain committed to our long-term strategy for CSG and we will continue to make investments to innovate across the portfolio while benefiting from consolidation trends that are occurring in the markets in which we compete.

Recurring Revenue and Consumption Models — Our customers are seeking new and innovative models that address how they consume our solutions. We offer options including as-a-Service, utility, leases, and immediate pay models, designed to match customers’ consumption and financing preferences. We continue to evolve and build momentum across our family of as-a-Service offerings as we pursue our strategy of modernizing our core business solutions, with APEX at the forefront. We expect that our flexible consumption models and as-a-Service offerings will further strengthen our customer relationships and provide a foundation for growth in recurring revenue.

These offerings typically result in multiyear agreements which generate recurring revenue streams over the term of the arrangement. We define recurring revenue as revenue recognized primarily related to hardware and software maintenance as well as subscription, as-a-Service, and usage-based offerings, and operating leases.

Macroeconomic Risks and Uncertainties — The impacts of trade protection measures, including increases in tariffs and trade barriers, changes in government policies and international trade arrangements, and geopolitical issues may affect our ability to conduct business in some non-U.S. markets. We monitor and seek to mitigate these risks with adjustments to our manufacturing, supply chain, and distribution networks.

We manage our business on a U.S. dollar basis. However, we have a large global presence, generating approximately half of our net revenue from sales to customers outside of the United States during Fiscal 2022, Fiscal 2021, and Fiscal 2020. As a result, our revenue can be impacted by fluctuations in foreign currency exchange rates. We utilize a comprehensive hedging strategy intended to mitigate the impact of foreign currency volatility over time, and we adjust pricing when possible to further minimize foreign currency impacts.

Key Performance Metrics

Our key performance metrics include net revenue, operating income, adjusted EBITDA, and cash flows from operations, which are discussed elsewhere in this management’s discussion and analysis.

NON-GAAP FINANCIAL MEASURES

In this management’s discussion and analysis, we use supplemental measures of our performance which are derived from our consolidated financial information but which are not presented in our consolidated financial statements prepared in accordance with GAAP. These non-GAAP financial measures include non-GAAP product net revenue; non-GAAP services net revenue; non-GAAP net revenue; non-GAAP product gross margin; non-GAAP services gross margin; non-GAAP gross margin; non-GAAP operating expenses; non-GAAP operating income; non-GAAP net income; earnings before interest and other, net, taxes, depreciation, and amortization (“EBITDA”); and adjusted EBITDA. The non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for net revenue, gross margin, operating expenses, operating income, or net income from continuing operations prepared in accordance with GAAP, and should be read only in conjunction with financial information presented on a GAAP basis.
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

The following is a summary of the items excluded from the most comparable GAAP financial measures to calculate our non-GAAP financial measures:

•Amortization of Intangible Assets — Amortization of intangible assets primarily consists of amortization of customer relationships, developed technology, and trade names. In connection with our acquisition by merger of EMC on September 7, 2016, referred to as the “EMC merger transaction,” and the acquisition of Dell Inc. by Dell Technologies Inc. on October 29, 2013, referred to as the “going-private transaction,” all of the tangible and intangible assets and liabilities of EMC and Dell, Inc. and its consolidated subsidiaries, respectively, were accounted for and recognized at fair value on the transaction dates. Accordingly, for the periods presented, amortization of intangible assets represents amortization associated with intangible assets recognized in connection with the EMC merger transaction and the going-private transaction. Amortization charges for purchased intangible assets are significantly impacted by the timing and magnitude of our acquisitions, and these charges may vary in amount from period to period. We exclude these charges for purposes of calculating the non-GAAP financial measures presented below to facilitate an enhanced understanding of our current operating performance and provide more meaningful period to period comparisons.

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

•Transaction-related (income) expenses — Transaction-related expenses typically consist of acquisition, integration, and divestiture related costs, as well as the costs incurred in the VMware Spin-off, and are expensed as incurred. These expenses primarily represent costs for legal, banking, consulting, and advisory services.  During Fiscal 2022, this category includes $1.5 billion in debt extinguishment fees primarily associated with the early retirement of certain senior notes. See Note 7 of the Notes to the Consolidated Financial Statements included in this report for additional information on our debt activity. From time to time, this category also may include transaction-related income related to divestitures of businesses or asset sales. During Fiscal 2022, we recognized a pre-tax gain of $4.0 billion on the sale of Boomi and during Fiscal 2021 we recognized a pre-tax gain of $338 million on the sale of RSA Security. We exclude these items for purposes of calculating the non-GAAP financial measures presented below to facilitate an enhanced understanding of our current operating performance and provide more meaningful period to period comparisons.

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

•Other Corporate Expenses — Other corporate expenses consist of impairment charges, incentive charges related to equity investments, severance, facility action, and other costs. Virtustream non-cash pre-tax asset impairment charges of $619 million were recognized in Fiscal 2020. Severance costs are primarily related to severance and benefits for employees terminated pursuant to cost savings initiatives. We continue to optimize our facilities footprint and may incur additional costs as we seek opportunities for operational efficiencies. Other corporate expenses vary from period to period and are significantly impacted by the timing and nature of these events. Therefore, although we may incur these types of expenses in the future, we believe that eliminating these charges for purposes of calculating the non-GAAP financial measures presented below facilitates an enhanced understanding of our current operating performance and provides more meaningful period to period comparisons.

•Fair Value Adjustments on Equity Investments — Fair value adjustments on equity investments primarily consist of the gain (loss) on strategic investments, which includes the recurring fair value adjustments of investments in publicly-traded companies, as well as those in privately-held companies, which are adjusted for observable price changes, and, to a lesser extent, any potential impairments. See Note 4 of the Notes to the Consolidated Financial Statements included in this report for additional information on our strategic investment activity. Given the volatility in the ongoing adjustments to the valuation of these strategic investments, we believe that excluding these gains and losses for purposes of calculating non-GAAP net income presented below facilitates an enhanced understanding of our current operating performance and provides more meaningful period to period comparisons.

•Aggregate Adjustment for Income Taxes — The aggregate adjustment for income taxes is the estimated combined income tax effect for the adjustments described above, as well as an adjustment for discrete tax items. Due to the variability in recognition of discrete tax items from period to period, we believe that excluding these benefits or charges for purposes of calculating non-GAAP net income facilitates an enhanced understanding of our current operating performance and provides more meaningful period to period comparisons. The tax effects are determined based on the tax jurisdictions where the above items were incurred. See Note 12 of the Notes to the Consolidated Financial Statements included in this report for additional information on our income taxes.

The following table presents a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP measure for the periods indicated:

	Fiscal Year Ended
	January 28, 2022	% Change	January 29, 2021	% Change	January 31, 2020
	(in millions, except percentages)
Product net revenue	$79,830	18%	$67,744	—%	$67,607
Non-GAAP adjustments:
Impact of purchase accounting	—		2		5
Non-GAAP product net revenue	$79,830	18%	$67,746	—%	$67,612

Services net revenue	$21,367	13%	$18,926	10%	$17,208
Non-GAAP adjustments:
Impact of purchase accounting	32		104		224
Non-GAAP services net revenue	$21,399	12%	$19,030	9%	$17,432

Net revenue	$101,197	17%	$86,670	2%	$84,815
Non-GAAP adjustments:
Impact of purchase accounting	32		106		229
Non-GAAP net revenue	$101,229	17%	$86,776	2%	$85,044

Product gross margin	$12,606	11%	$11,313	(8)%	$12,238
Non-GAAP adjustments:
Amortization of intangibles	598		853		1,268
Impact of purchase accounting	3		5		11
Transaction-related (income) expenses	—		—		(2)
Stock-based compensation expense	48		23		9
Other corporate expenses	6		17		16
Non-GAAP product gross margin	$13,261	9%	$12,211	(10)%	$13,540

Services gross margin	$9,285	5%	$8,827	5%	$8,401
Non-GAAP adjustments:
Impact of purchase accounting	32		104		220
Transaction-related expenses	—		—		2
Stock-based compensation expense	85		52		23
Other corporate expenses	21		39		43
Non-GAAP services gross margin	$9,423	4%	$9,022	4%	$8,689

	Fiscal Year Ended
	January 28, 2022	% Change	January 29, 2021	% Change	January 31, 2020
	(in millions, except percentages)
Gross margin	$21,891	9%	$20,140	(2)%	$20,639
Non-GAAP adjustments:
Amortization of intangibles	598		853		1,268
Impact of purchase accounting	35		109		231
Stock-based compensation expense	133		75		32
Other corporate expenses	27		56		59
Non-GAAP gross margin	$22,684	7%	$21,233	(4)%	$22,229

Operating expenses	$17,232	5%	$16,455	(10)%	$18,273
Non-GAAP adjustments:
Amortization of intangibles	(1,043)		(1,280)		(1,703)
Impact of purchase accounting	(32)		(35)		(43)
Transaction-related expenses	(273)		(124)		(116)
Stock-based compensation expense	(675)		(412)		(213)
Other corporate expenses	(310)		(320)		(785)
Non-GAAP operating expenses	$14,899	4%	$14,284	(7)%	$15,413

Operating income	$4,659	26%	$3,685	56%	$2,366
Non-GAAP adjustments:
Amortization of intangibles	1,641		2,133		2,971
Impact of purchase accounting	67		144		274
Transaction-related expenses	273		124		116
Stock-based compensation expense	808		487		245
Other corporate expenses	337		376		844
Non-GAAP operating income	$7,785	12%	$6,949	2%	$6,816

Net income from continuing operations	$4,942	120%	$2,245	331%	$521
Non-GAAP adjustments:
Amortization of intangibles	1,641		2,133		2,971
Impact of purchase accounting	67		144		274
Transaction-related (income) expenses	(2,143)		(332)		116
Stock-based compensation expense	808		487		245
Other corporate expenses	337		268		844
Fair value adjustments on equity investments	(572)		(427)		(159)
Aggregate adjustment for income taxes	(156)		(772)		(1,361)
Non-GAAP net income	$4,924	31%	$3,746	9%	$3,451

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

The following table presents a reconciliation of EBITDA and adjusted EBITDA to net income (loss) for the periods indicated:

	Fiscal Year Ended
	January 28, 2022	% Change	January 29, 2021	% Change	January 31, 2020
	(in millions, except percentages)
Net income from continuing operations	$4,942	120%	$2,245	331%	$521
Adjustments:
Interest and other, net (a)	(1,264)		1,339		2,417
Income tax expense (benefit) (b)	981		101		(572)
Depreciation and amortization	3,547		3,867		4,458
EBITDA	$8,206	9%	$7,552	11%	$6,824

EBITDA	$8,206	9%	$7,552	11%	$6,824
Adjustments:
Stock-based compensation expense	808		487		245
Impact of purchase accounting (c)	36		106		229
Transaction-related expenses (d)	273		124		116
Other corporate expenses (e)	337		376		812
Adjusted EBITDA	$9,660	12%	$8,645	5%	$8,226
____________________
(a)See “Results of Operations — Interest and Other, Net” for more information on the components of interest and other, net.
(b)See Note 12 of the Notes to the Consolidated Financial Statements included in this report for additional information on discrete tax items.
(c)This amount includes the non-cash purchase accounting adjustments related to the EMC merger transaction and the going-private transaction.
(d)Transaction-related expenses consist of acquisition, integration, and divestiture related costs, as well as the costs incurred in the VMware Spin-off.
(e)Other corporate expenses includes impairment charges, incentive charges related to equity investments, severance, facility action, and other costs. For the fiscal year ended January 31, 2020, this category includes Virtustream pre-tax impairment charges of $619 million.

RESULTS OF OPERATIONS

Consolidated Results

The following table summarizes our consolidated results for the periods indicated. Unless otherwise indicated, all changes identified for the current period results represent comparisons to results for the prior corresponding fiscal period.

	Fiscal Year Ended
	January 28, 2022			January 29, 2021			January 31, 2020
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue
	(in millions, except percentages)
Net revenue:
Products	$79,830	78.9%	18%	$67,744	78.2%	—%	$67,607	79.7%
Services	21,367	21.1%	13%	18,926	21.8%	10%	17,208	20.3%
Total net revenue	$101,197	100.0%	17%	$86,670	100.0%	2%	$84,815	100.0%
Gross margin:
Products (a)	$12,606	15.8%	11%	$11,313	16.7%	(8)%	$12,238	18.1%
Services (b)	9,285	43.5%	5%	8,827	46.6%	5%	8,401	48.8%
Total gross margin	$21,891	21.6%	9%	$20,140	23.2%	(2)%	$20,639	24.3%
Operating expenses	$17,232	17.0%	5%	$16,455	18.9%	(10)%	$18,273	21.5%
Operating income	$4,659	4.6%	26%	$3,685	4.3%	56%	$2,366	2.8%
Net income from continuing operations	$4,942	4.9%	120%	$2,245	2.6%	331%	$521	0.6%

Non-GAAP Financial Information
	Fiscal Year Ended
	January 28, 2022			January 29, 2021			January 31, 2020
	Dollars	% of Non-GAAP Net Revenue	% Change	Dollars	% of Non-GAAP Net Revenue	% Change	Dollars	% of Non-GAAP Net Revenue
	(in millions, except percentages)
Non-GAAP net revenue:
Products	$79,830	78.9%	18%	$67,746	78.1%	—%	$67,612	79.5%
Services	21,399	21.1%	12%	19,030	21.9%	9%	17,432	20.5%
Total non-GAAP net revenue	$101,229	100.0%	17%	$86,776	100.0%	2%	$85,044	100.0%
Non-GAAP gross margin:
Products (a)	$13,261	16.6%	9%	$12,211	18.0%	(10)%	$13,540	20.0%
Services (b)	9,423	44.0%	4%	9,022	47.4%	4%	8,689	49.8%
Total non-GAAP gross margin	$22,684	22.4%	7%	$21,233	24.5%	(4)%	$22,229	26.1%
Non-GAAP operating expenses	$14,899	14.7%	4%	$14,284	16.5%	(7)%	$15,413	18.1%
Non-GAAP operating income	$7,785	7.7%	12%	$6,949	8.0%	2%	$6,816	8.0%
Non-GAAP net income	$4,924	4.9%	31%	$3,746	4.3%	9%	$3,451	4.1%
EBITDA	$8,206	8.1%	9%	$7,552	8.7%	11%	$6,824	8.0%
Adjusted EBITDA	$9,660	9.5%	12%	$8,645	10.0%	5%	$8,226	9.7%
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

Overview

During Fiscal 2022, our net revenue and non-GAAP net revenue both increased 17% primarily due to growth in net revenue for CSG and, to a lesser extent, an increase in ISG net revenue. CSG net revenue benefited from increased sales of both commercial and consumer offerings, driven by the strong demand as a result of the continued global economic recovery coupled with customers seeking improved connectivity and productivity. ISG net revenue continued to benefit from overall improvements in the macroeconomic environment and a shift toward investment in IT infrastructure.

During Fiscal 2022, our operating income increased 26% to $4.7 billion and our non-GAAP operating income increased 12% to $7.8 billion. The increases in both operating income and non-GAAP operating income were primarily driven by growth in operating income for CSG, driven principally by our commercial offerings. Operating income also benefited from a decrease in amortization of intangible assets partially offset by an increase in stock-based compensation expense.
Operating income as a percentage of net revenue increased 30 basis points to 4.6%, primarily due to the favorable impact of a decrease in amortization of intangible assets. The increase in operating income as a percentage of net revenue was mostly offset by a decline in gross margin as a percentage of net revenue, which was principally attributable to a shift in mix towards CSG offerings coupled with a mix shift within ISG. Further, the decline in gross margin as a percentage of net revenue was driven by the impacts of supply chain challenges and associated increases in component and logistics costs, the effects of which were not fully offset by pricing adjustments. As a result of these dynamics, non-GAAP operating income as a percentage of net revenue decreased 30 basis points to 7.7%.

Cash provided by operating activities was $10.3 billion and $11.4 billion during Fiscal 2022 and Fiscal 2021, respectively. Our cash flow from operations in Fiscal 2022 were primarily attributable to strong revenue growth throughout the year. See “Market Conditions, Liquidity, Capital Commitments, and Contractual Cash Obligations” for further information on our cash flow metrics.

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

Net Revenue

Fiscal 2022 compared to Fiscal 2021

During Fiscal 2022, our net revenue and non-GAAP net revenue both increased 17%. The increases in net revenue and non-GAAP net revenue were primarily attributable to an increase in net revenue for CSG and, to a lesser extent, an increase in net revenue for ISG. See “Business Unit Results” for further information.

•Product Net Revenue — Product net revenue includes revenue from the sale of hardware products and software licenses. During Fiscal 2022, both product net revenue and non-GAAP product net revenue increased 18%, primarily due to an increase in product net revenue for CSG and, to a lesser extent, ISG product net revenue. CSG product net revenue increased primarily due to increases in units sold of both commercial and consumer product offerings as a result of continued strength in the demand environment and, to a lesser extent, an increase in average selling price principally related to our commercial offerings. ISG product net revenue increased primarily due to increased sales volumes of our server offerings.

•Services Net Revenue — Services net revenue includes revenue from our services offerings and support services related to hardware products and software licenses. During Fiscal 2022, services net revenue and non-GAAP services net revenue increased 13% and 12%, respectively, driven primarily by growth in CSG services net revenue and, to a lesser extent, growth in both ISG and other businesses services net revenue. Growth in CSG services net revenue was primarily due to increases in services net revenue attributable to both CSG hardware support and maintenance and CSG third-party software support and maintenance. ISG services net revenue increased primarily as a result of growth within hardware support services while other businesses services net revenue increased due to growth in software support and maintenance within VMware Resale. A substantial portion of services net revenue is derived from offerings that have been deferred over a period of time, and, as a result, reported services net revenue growth rates will be different than reported product net revenue growth rates.

From a geographical perspective, net revenue generated by sales to customers in all regions increased during Fiscal 2022 primarily driven by strong CSG performance and, to a lesser extent, ISG performance.

Fiscal 2021 compared to Fiscal 2020

During Fiscal 2021, our net revenue and non-GAAP net revenue both increased 2%. The increases in net revenue and non-GAAP net revenue were primarily attributable to an increase in net revenue for CSG, partially offset by a decline in ISG net revenue. See “Business Unit Results” for further information.

•Product Net Revenue — During Fiscal 2021, both product net revenue and non-GAAP product net revenue remained flat, primarily due to a decrease in product net revenue for ISG, which was offset by an increase in product net revenue for CSG.

•Services Net Revenue — During Fiscal 2021, services net revenue and non-GAAP services net revenue increased 10% and 9%, respectively. These increases were primarily attributable to an increase in services net revenue for CSG third-party software support and maintenance as well as an increase in VMware resale.

From a geographical perspective, net revenue generated by sales to customers in the Americas and EMEA both increased during Fiscal 2021 due to strong CSG performance partially offset by declines in ISG net revenue. Net revenue generated by sales to customers in APJ decreased for both CSG and ISG as a result of a weaker demand environment.

Gross Margin

Fiscal 2022 compared to Fiscal 2021

During Fiscal 2022, our gross margin increased 9% to $21.9 billion principally driven by growth in CSG gross margin and the favorable impact of a decrease in amortization of intangible assets. This increase was partially offset by a decrease in gross margin for other businesses primarily as a result of the impact of the divestiture of RSA Security during Fiscal 2021. Non-GAAP gross margin increased 7% to $22.7 billion and was driven by the same CSG and other businesses dynamics discussed above.

During Fiscal 2022, our gross margin percentage decreased 160 basis points to 21.6%. The decrease in gross margin percentage was principally due to a shift in mix towards CSG offerings coupled with a mix shift within ISG. Further, the decline in gross margin as a percentage of net revenue was driven by the impacts of supply chain challenges and associated increases in component and logistics costs, the effects of which were not fully offset by pricing adjustments. These decreases were partially offset by the favorable impact of a decrease in amortization of intangible assets. Non-GAAP gross margin percentage decreased 210 basis points to 22.4% due to the same CSG and ISG dynamics discussed above.

•Products Gross Margin — During Fiscal 2022, product gross margin increased 11% to $12.6 billion primarily as a result of growth in CSG product gross margin coupled with the favorable impact of a decrease in amortization of intangible assets. These effects were partially offset by a decline in other businesses product gross margin as a result of the impact of the divestiture of RSA Security. Non-GAAP product gross margin increased 9% to $13.3 billion due to the same CSG and other businesses impacts.

During Fiscal 2022, product gross margin percentage decreased 90 basis points to 15.8%, primarily due to a decline in product gross margin percentage for both CSG and ISG and, to a lesser extent, a shift in mix towards CSG. These impacts were partially offset by the favorable impact of a decrease in amortization of intangible assets. Non-GAAP product gross margin percentage decreased 140 basis points to 16.6% and was driven by the same CSG and ISG impacts discussed above.

•Services Gross Margin — During Fiscal 2022, services gross margin increased 5% to $9.3 billion and non-GAAP services gross margin increased 4% to $9.4 billion. The increases were driven primarily by CSG and ISG services gross margin, partially offset by other businesses services gross margin as a result of the impact of the divestiture of RSA Security. Both CSG and ISG services gross margin increased primarily due to growth in hardware support and maintenance.

Services gross margin percentage decreased 310 basis points to 43.5% and non-GAAP services gross margin percentage decreased 340 basis points to 44.0%. The decreases were primarily driven by declines in services gross margin percentage across CSG, ISG, and other businesses and, to a lesser extent, a shift in mix towards CSG.

Fiscal 2021 compared to Fiscal 2020

During Fiscal 2021, our gross margin and non-GAAP gross margin decreased 2% to $20.1 billion and 4% to $21.2 billion, respectively. The decrease in gross margin was primarily due to a decline in gross margin for ISG and other businesses, mostly offset by an increase in CSG gross margin coupled with a favorable impact of a decrease in amortization of intangible assets. The decline in gross margin for other businesses decrease was driven by the divestiture of RSA Security. The non-GAAP gross margin decrease was driven by the same ISG and other businesses dynamics discussed above.

During Fiscal 2021, our gross margin percentage and non-GAAP gross margin percentage decreased 110 basis points to 23.2% and 160 basis points to 24.5%, respectively. The decreases in gross margin percentage and non-GAAP gross margin percentage were driven by a shift in product mix due to strong CSG sales, as well as decreases in gross margin percentages for ISG and CSG. The decrease in gross margin percentage was partially offset by the favorable impact of a decrease in amortization of intangible assets.

•Products Gross Margin — During Fiscal 2021, product gross margin decreased 8% to $11.3 billion and non-GAAP product gross margin decreased 10% to $12.2 billion. The decreases in product gross margin and non-GAAP product gross margin were primarily a decrease in ISG product net revenue, as well as a shift in product mix towards CSG. These unfavorable impacts to product net revenue were partially offset by a decrease in amortization of intangibles.

During Fiscal 2021, product gross margin percentage decreased 140 basis points to 16.7% and non-GAAP product gross margin percentage decreased 200 basis points to 18.0%. The decreases in product gross margin percentage and non-GAAP product gross margin percentage were attributable to a shift in product mix towards CSG, as well as decreases in product gross margin percentages for ISG and CSG.

•Services Gross Margin — During Fiscal 2021, services gross margin and non-GAAP services gross margin increased 5% to $8.8 billion and 4% to $9.0 billion, respectively. The increases in both services gross margin and non-GAAP services gross margin were as a result of growth in CSG third-party software support and maintenance. Further, services gross margin increased due to the favorable impact of a decrease in purchase accounting adjustments.

Services gross margin percentage and non-GAAP services gross margin percentage decreased 220 basis points to 46.6% and 240 basis points to 47.4%, respectively. Both services gross margin percentage and non-GAAP services gross margin percentage decreased primarily due to a mix shift towards CSG coupled with a decline in CSG services gross margin percentage. Services gross margin percentage was partially offset by the favorable impact of a decrease in purchase accounting adjustments.

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

The terms and conditions of our vendor rebate programs are largely based on product volumes and are generally negotiated either at the beginning of the annual or quarterly period, depending on the program. The timing and amount of vendor rebates and other discounts we receive under the programs may vary from period to period, reflecting changes in the competitive environment. We monitor our component costs and seek to address the effects of any changes to terms that might arise under our vendor rebate programs. Our gross margins for Fiscal 2022, Fiscal 2021, and Fiscal 2020 were not materially affected by any changes to the terms of our vendor rebate programs, as the amounts we received under these programs were generally stable relative to our total net cost. We are not aware of any significant changes to vendor pricing or rebate programs that may impact our results in the near term.

Operating Expenses

The following table presents information regarding our operating expenses for the periods indicated:

	Fiscal Year Ended
	January 28, 2022			January 29, 2021			January 31, 2020
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue
	(in millions, except percentages)
Operating expenses:
Selling, general, and administrative	$14,655	14.5%	5%	$14,000	16.1%	(11)%	$15,819	18.6%
Research and development	2,577	2.5%	5%	2,455	2.8%	—%	2,454	2.9%
Total operating expenses	$17,232	17.0%	5%	$16,455	18.9%	(10)%	$18,273	21.5%

	Fiscal Year Ended
	January 28, 2022			January 29, 2021			January 31, 2020
	Dollars	% of Non-GAAP Net Revenue	% Change	Dollars	% of Non-GAAP Net Revenue	% Change	Dollars	% of Non-GAAP Net Revenue
	(in millions, except percentages)
Non-GAAP operating expenses	$14,899	14.7%	4%	$14,284	16.5%	(7)%	$15,413	18.1%

Fiscal 2022 compared to Fiscal 2021

During Fiscal 2022, total operating expenses and non-GAAP operating expenses increased 5% and 4%, respectively, primarily due to an increase in selling, general, and administrative expenses and, to a lesser extent, an increase in research and development expenses.

•Selling, General, and Administrative — Selling, general, and administrative (“SG&A”) expenses increased 5% during Fiscal 2022. The increase was primarily due to an increase in consulting and contractor costs incurred in connection with our transformational initiatives, primarily the VMware Spin-off. Further, SG&A expenses increased as a result of employee-related compensation and benefits expense due to the reintroduction of expenses that were temporarily reduced during Fiscal 2021 in response to COVID-19, as well as an increase in advertising and promotion expense.

•Research and Development — Research and development (“R&D”) expenses are primarily composed of personnel-related expenses related to product development. R&D expenses grew 5% during Fiscal 2022. As a percentage of net revenue, R&D expenses for Fiscal 2022 and Fiscal 2021 were approximately 2.5% and 2.8%, respectively.  The decrease in R&D expenses as a percentage of net revenue was attributable to revenue growth that outpaced R&D investments. We intend to continue to support R&D initiatives to innovate and introduce new and enhanced solutions into the market.

We continue to make selective investments designed to enable growth, marketing, and R&D, while balancing our efforts to drive cost efficiencies in the business. We also expect to continue to make investments in support of our own digital transformation to modernize our IT operations.

Fiscal 2021 compared to Fiscal 2020

During Fiscal 2021, total operating expenses decreased 10% and total non-GAAP operating expenses decreased 7% primarily due to a decrease in selling, general, and administrative expense.

•Selling, General, and Administrative — Selling, general, and administrative (“SG&A”) expenses decreased 11% during Fiscal 2021. The decrease in SG&A expenses was partly attributable to measures taken as a result of the COVID-19 pandemic, which included global hiring limitations, reductions in consulting and contractor costs and facilities-related costs, global travel restrictions, and suspension of the Dell 401(k) match program for U.S. employees, as well as a decrease in amortization of intangible assets. Additionally, during Fiscal 2021, SG&A expenses benefited from the absence of Virtustream pre-tax impairment charges of $619 million recognized in Fiscal 2020.

•Research and Development — R&D expenses remained flat during Fiscal 2021 when compared to Fiscal 2020. R&D expenses as a percentage of net revenue also remained essentially flat during Fiscal 2021at 2.8% compared to 2.9% during Fiscal 2020.

Operating Income

Fiscal 2022 compared to Fiscal 2021

During Fiscal 2022, our operating income and non-GAAP operating income increased 26% to $4.7 billion and 12% to $7.8 billion, respectively. The increases were primarily due to growth in operating income for CSG, driven primarily by our commercial offerings. Operating income also benefited from the favorable impact of a decrease in amortization of intangible assets, which was partially offset by an increase in stock-based compensation expense.

Operating income as a percentage of net revenue increased 30 basis points to 4.6%, primarily due to the favorable impact of a decrease in amortization of intangible assets. The increase in operating income as a percentage of net revenue was mostly offset by a decline in gross margin as a percentage of net revenue principally due to a shift in mix towards CSG offerings coupled with a mix shift within ISG. Further, the decline in gross margin as a percentage of net revenue was driven by the impacts of supply chain challenges and associated increases in component and logistics costs, the effects of which were not fully offset by pricing adjustments. As a result of these dynamics, non-GAAP operating income as a percentage of net revenue decreased 30 basis points to 7.7%.

Fiscal 2021 compared to Fiscal 2020

During Fiscal 2021, our operating income increased 56% to $3.7 billion, primarily driven by a decrease in amortization of intangible assets and other corporate expenses, most notably resulting from the absence of Virtustream impairment charges of $619 million recognized in Fiscal 2020. Non-GAAP operating income increased 2% to $6.9 billion during Fiscal 2021 primarily due to an increase in operating income for CSG, which was partially offset by a decrease in operating income for ISG. Operating income for both CSG and ISG benefited from lower selling, general, and administrative expenses as we realized the benefit of cost reduction initiatives, of which select initiatives began to be reinstated in the fourth quarter of Fiscal 2021.

Operating income as a percentage of net revenue increased 150 basis points to 4.3% and was primarily driven by the favorable impact of decreases in both amortization of intangible assets and other corporate expenses resulting from the absence of Virtustream impairment charges of $619 million recognized in Fiscal 2020. Non-GAAP operating income as a percentage of net revenue remained flat at 8.0% as result of a decrease in gross margin percentage offset by decreases in operating expenses as a percentage of net revenue.

Interest and Other, Net

The following table presents information regarding interest and other, net for the periods indicated:

	Fiscal Year Ended
	January 28, 2022	January 29, 2021	January 31, 2020
	(in millions)
Interest and other, net:
Investment income, primarily interest	$42	$47	$99
Gain on investments, net	569	425	158
Interest expense	(1,542)	(2,052)	(2,334)
Foreign exchange	(221)	(160)	(195)
Gain on disposition of businesses and assets	3,968	458	—
Debt extinguishment fees	(1,572)	(158)	(83)
Other	20	101	(62)
Total interest and other, net	$1,264	$(1,339)	$(2,417)

Fiscal 2022 compared to Fiscal 2021

During Fiscal 2022, the change in interest and other, net was favorable by $2.6 billion, which was primarily driven by the pre-tax gain of $4.0 billion on the sale of Boomi coupled with a decrease in interest expense due to debt paydowns. These effects were partially offset by debt extinguishment fees of $1.6 billion primarily associated with the early retirement of certain senior notes. Refer to Note 7 of the Notes to the Consolidated Financial Statements for further details associated with the retirement of this debt.

Fiscal 2021 compared to Fiscal 2020

During Fiscal 2021, the change in interest and other, net was favorable by $1.1 billion, primarily due to a $233 million net gain on the fair value adjustment of one of our strategic investments and a pre-tax gain of $338 million on the sale of RSA Security. Interest and other, net also benefited from a decrease in interest expense due to debt paydowns over the period.

Income and Other Taxes

The following table presents information regarding our income and other taxes for the periods indicated:

	Fiscal Year Ended
	January 28, 2022	January 29, 2021	January 31, 2020
	(in millions, except percentages)
Income (loss) before income taxes	$5,923	$2,346	$(51)
Income tax expense (benefit)	$981	$101	$(572)
Effective income tax rate	16.6%	4.3%	1121.6%

For Fiscal 2022, Fiscal 2021, and Fiscal 2020, our effective income tax rates were 16.6% on pre-tax income of $5,923 million, 4.3% on pre-tax income of $2,346 million, and 1121.6% on a pre-tax loss of $51 million, respectively. The changes in our effective income tax rate for Fiscal 2022 as compared to Fiscal 2021 and for Fiscal 2021 as compared to Fiscal 2020, were primarily driven by discrete tax items and a change in our jurisdictional mix of income.

For Fiscal 2022, the Company’s effective tax rate includes tax expense of $1.0 billion on pre-tax gain of$4.0 billion related to the divestiture of Boomi during the period, as well as tax benefits of $367 million on $1.6 billion debt extinguishment fees and $244 million related to the restructuring of certain legal entities. For Fiscal 2021, the Company’s effective tax rate includes tax benefits of $746 million related to an audit settlement and tax expense of $359 million on pre-tax gain of $338 million relating to the divestiture of RSA Security during the period. For Fiscal 2020, the Company’s effective tax rate includes tax benefits of $405 million related to an intra-entity asset transfer and $305 million related to an audit settlement.

Our effective income tax rate can fluctuate depending on the geographic distribution of our worldwide earnings, as our foreign earnings are generally taxed at lower rates than in the United States. The differences between our effective income tax rate and the U.S. federal statutory rate of 21% principally result from the geographical distribution of income, differences between the book and tax treatment of certain items and the discrete tax items described above. In certain jurisdictions, our tax rate is significantly less than the applicable statutory rate as a result of tax holidays. The majority of our foreign income that is subject to these tax holidays is attributable to Singapore and China. A significant portion of these income tax benefits relates to a tax holiday that will be effective until January 31, 2029.  Our other tax holidays will expire in whole or in part during Fiscal 2030 through Fiscal 2031. Many of these tax holidays and reduced tax rates may be extended when certain conditions are met or may be terminated early if certain conditions are not met. As of January 28, 2022, we were not aware of any matters of noncompliance related to these tax holidays.

For further discussion regarding tax matters, including the status of income tax audits, see Note 12 of the Notes to the Consolidated Financial Statements included in this report.

Net Income from Continuing Operations

Fiscal 2022 compared to Fiscal 2021

Net income from continuing operations was $4.9 billion in Fiscal 2022, compared to $2.2 billion in Fiscal 2021. The increase in net income from continuing operations was primarily attributable to a favorable change in interest and other, net coupled with an increase in operating income, partially offset by an increase in tax expense during the period.

Non-GAAP net income was $4.9 billion in Fiscal 2022, compared to $3.7 billion in Fiscal 2021. The increase in non-GAAP net income was primarily attributable to an increase in non-GAAP operating income coupled with a favorable change in interest and other, net.

Fiscal 2021 compared to Fiscal 2020

Net income from continuing operations was $2.2 billion in Fiscal 2021, compared to $0.5 billion in Fiscal 2020. The increase in net income from continuing operations during Fiscal 2021 was primarily attributable to an increase in operating income and a favorable change in interest and other, net, partially offset by an increase in tax expense for the period.

Non-GAAP net income was $3.7 billion in Fiscal 2021, compared to $3.5 billion in Fiscal 2020. The increase in non-GAAP net income during Fiscal 2021 was primarily attributable to an increase in operating income and a favorable change in interest and other, net for the period.

Business Unit Results

Our reportable segments are based on the following business units: ISG and CSG. A description of our business units is provided under “Introduction.” See Note 19 of the Notes to the Consolidated Financial Statements included in this report for a reconciliation of net revenue and operating income by reportable segment to consolidated net revenue and consolidated operating income (loss), respectively.

Infrastructure Solutions Group

The following table presents net revenue and operating income attributable to ISG for the periods indicated:

	Fiscal Year Ended
	January 28, 2022	% Change	January 29, 2021	% Change	January 31, 2020
	(in millions, except percentages)
Net revenue:
Servers and networking	$17,901	8%	$16,592	(3)%	$17,193
Storage	16,465	—%	16,410	(4)%	17,174
Total ISG net revenue	$34,366	4%	$33,002	(4)%	$34,367

Operating income:
ISG operating income	$3,736	—%	$3,753	(5)%	$3,948
% of segment net revenue	10.9%		11.4%		11.5%

Fiscal 2022 compared to Fiscal 2021

Net Revenue — During Fiscal 2022, ISG net revenue increased 4% primarily due to an increase in sales of servers and networking. This increase was attributable to improvements in the macroeconomic environment and a shift towards investment in IT infrastructure compared to Fiscal 2021 which was impacted by a weaker demand environment as a result of COVID-19.

Revenue from the sales of servers and networking increased 8% during Fiscal 2022, primarily driven by an increase in units sold due to continued strong demand for our PowerEdge servers.

Storage revenue remained flat during Fiscal 2022. Within storage, revenue associated with our hyper-converged infrastructure offerings increased during the same period. We continue to experience growth in demand across most of our storage offerings which we expect will benefit net revenue in future periods.

ISG customers are interested in new and innovative models that address how they consume our solutions. We offer options that include as-a-Service, utility, leases, and immediate pay models, designed to match customers’ consumption and financing preferences. Our multiyear agreements typically result in recurring revenue streams over the term of the arrangement. We expect our flexible consumption models and as-a-Service offerings through APEX will further strengthen our customer relationships and provide a foundation for growth in recurring revenue.

From a geographical perspective, net revenue attributable to ISG increased in all regions during Fiscal 2022.

Operating Income — During Fiscal 2022, ISG operating income as a percentage of net revenue decreased 50 basis points to 10.9% due to a decline in ISG gross margin percentage. The decline in ISG gross margin percentage was driven by a shift in mix within ISG towards servers and networking, competitive pricing pressure, and the impacts of industry-wide supply chain challenges which were not fully offset by pricing adjustments. Supply chain challenges included component availability, increased logistics costs, and the inflationary component cost environment. The decrease in ISG operating income as a percentage of net revenue was partially offset by a decrease in ISG operating expense as a percentage of net revenue.

Fiscal 2021 compared to Fiscal 2020

Net Revenue — During Fiscal 2021, ISG net revenue decreased 4% due to decreases in sales of servers and networking and storage. ISG net revenue decreased primarily due to a weaker demand environment, as customers shifted their investments toward remote work and business continuity solutions.

Revenue from the sales of servers and networking decreased 3% during Fiscal 2021, primarily driven by a decline in demand of our PowerEdge servers due to the broader macroeconomic environment, including the effects of COVID-19.

Storage revenue decreased 4% during Fiscal 2021 primarily due to declines in demand for our core storage solutions offerings, partially offset by increased demand for converged and hyper-converged infrastructure solutions. We continue to make enhancements to our storage solutions offerings and expect that these offerings, including our PowerStore storage array released in May 2020, will drive long-term improvements in the business.

From a geographical perspective, net revenue attributable to ISG decreased in all regions during Fiscal 2021, driven by a weaker demand environment as a result of pervasive global COVID-19 disruptions.

Operating Income — During Fiscal 2021, ISG operating income as a percentage of net revenue decreased 10 basis points to 11.4%. The decline in ISG operating income percentage during Fiscal 2021 was driven by a decrease in ISG gross margin percentage from higher server configuration costs, increased freight costs, and lower benefits from component cost deflation. During Fiscal 2021, ISG component costs remained deflationary in the aggregate, but to a lesser degree relative to Fiscal 2020. The decline in ISG gross margin percentage in Fiscal 2021 was partially offset by a decrease in ISG operating expenses as a percentage of net revenue, as we realized the benefit of cost reduction initiatives.

Client Solutions Group

The following table presents net revenue and operating income attributable to CSG for the periods indicated:

	Fiscal Year Ended
	January 28, 2022	% Change	January 29, 2021	% Change	January 31, 2020
	(in millions, except percentages)
Net revenue:
Commercial	$45,576	29%	$35,423	3%	$34,293
Consumer	15,888	23%	12,964	12%	11,562
Total CSG net revenue	$61,464	27%	$48,387	6%	$45,855

Operating income:
CSG operating income	$4,365	31%	$3,333	7%	$3,114
% of segment net revenue	7.1%		6.9%		6.8%

Fiscal 2022 compared to Fiscal 2021

Net Revenue — During Fiscal 2022, CSG net revenue increased 27% primarily due to increases in units sold of both commercial and consumer product offerings. The commercial and consumer increases were driven by strength in the demand environment as a result of the continued global economic recovery coupled with customers seeking improved connectivity and productivity.

Commercial revenue increased 29% during Fiscal 2022 primarily due to an increase in sales across the majority of our commercial offerings. To a lesser extent, increases in average selling price also contributed to the growth in commercial revenue as we navigated through supply chain shortages and managed pricing in response to the inflationary cost environment.

Consumer revenue increased 23% during Fiscal 2022 primarily due to an increase in units sold as a result of strong demand across the majority of our consumer product offerings.

From a geographical perspective, net revenue attributable to CSG increased across all regions during Fiscal 2022.

Operating Income — During Fiscal 2022, CSG operating income as a percentage of net revenue increased 20 basis points to 7.1%, driven primarily by a decrease in CSG operating expenses as a percentage of revenue. This benefit was mostly offset by a decrease in CSG gross margin percentage which was impacted by heightened supply chain challenges, logistics costs, and the inflationary component cost environment, the effects of which were not fully offset by pricing adjustments.

Fiscal 2021 compared to Fiscal 2020

Net Revenue — During Fiscal 2021, CSG net revenue increased 6% primarily due to an increase in commercial and consumer notebook sales, partially offset by a decrease in commercial desktop sales. Much of this demand was driven by the imperative for remote work and remote learning solutions, as business, government, and education customers sought to maintain productivity in the midst of COVID-19.

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

OTHER BALANCE SHEET ITEMS

Accounts Receivable

We sell products and services directly to customers and through a variety sales channels, including retail distribution. Our accounts receivable, net, was $12.9 billion and $10.7 billion as of January 28, 2022 and January 29, 2021, respectively. We maintain an allowance for expected credit losses to cover receivables that may be deemed uncollectible. The allowance for expected credit losses is an estimate based on an analysis of historical loss experience, current receivables aging, and management’s assessment of current conditions and reasonable and supportable expectation of future conditions, as well as specific identifiable customer accounts that are deemed at risk. As of January 28, 2022 and January 29, 2021, the allowance for expected credit losses was $90 million and $99 million, respectively. Based on our assessment, we believe that we are adequately reserved for expected credit losses. We will continue to monitor the aging of our accounts receivable and take actions, where necessary, to reduce our exposure to credit losses.

Dell Financial Services and Financing Receivables

The Company offers or arranges various financing options and services for our customers globally, including through captive financing operations. DFS originates, collects, and services customer receivables primarily related to the purchase of our product, software, and service solutions. The Company further strengthens our customer relationships through its flexible consumption models, which enable us to offer our customers the option to pay over time and, in certain cases, based on utilization, to provide them with financial flexibility to meet their changing technological requirements. New financing originations were $8.5 billion, $8.9 billion, and $8.5 billion for Fiscal 2022, Fiscal 2021, and Fiscal 2020, respectively.

The Company’s leases are classified as sales-type leases, direct financing leases, or operating leases. Amounts due from lessees under sales-type leases or direct financing leases are recorded as part of financing receivables, with interest income recognized over the contract term. On commencement of sales-type leases, we typically qualify for up-front revenue recognition. On originations of operating leases, we record equipment under operating leases, classified as property, plant, and equipment, and recognize rental revenue and depreciation expense, classified as cost of net revenue, over the contract term. Direct financing leases are immaterial. Leases that commenced prior to the effective date of the current lease accounting standard continue to be accounted for under previous lease accounting guidance.

As of January 28, 2022 and January 29, 2021, our financing receivables, net were $10.6 billion and $10.5 billion, respectively. We maintain an allowance to cover expected financing receivable credit losses and evaluate credit loss expectations based on our total portfolio. For Fiscal 2022, Fiscal 2021, and Fiscal 2020, the principal charge-off rate for our financing receivables portfolio was 0.6%, 0.7%, and 1.0%, respectively. The credit quality of our financing receivables has improved in recent years as the mix of high-quality commercial accounts in our portfolio has continued to increase. We continue to monitor broader economic indicators and their potential impact on future credit loss performance. We have an extensive process to manage our exposure to customer credit risk, including active management of credit lines and our collection activities. We also sell selected fixed-term financing receivables without recourse to unrelated third parties on a periodic basis, primarily to manage certain concentrations of customer credit exposure.  Based on our assessment of the customer financing receivables, we believe that we are adequately reserved.

We retain a residual interest in equipment leased under our lease programs. As of January 28, 2022 and January 29, 2021, the residual interest recorded as part of financing receivables was $217 million and $424 million, respectively. The decline in residual interest during Fiscal 2022 was principally attributable to a corresponding increase in originations of operating leases. The amount of the residual interest is established at the inception of the lease based upon estimates of the value of the equipment at the end of the lease term using historical studies, industry data, and future value-at-risk demand valuation methods. On a quarterly basis, we assess the carrying amount of our recorded residual values for impairment. Generally, expected losses as a result of residual value risk on equipment under lease are not considered to be significant primarily because of the existence of a secondary market with respect to the equipment. Further, the lease agreement clearly defines applicable return conditions and remedies for non-compliance, to ensure that the leased equipment will be in good operating condition upon return. No expected losses were recorded related to residual assets during Fiscal 2022 or Fiscal 2021.

As of January 28, 2022 and January 29, 2021, equipment under operating leases, net was $1.7 billion and $1.3 billion, respectively. We assess the carrying amount of the equipment under operating leases for impairment whenever events or circumstances may indicate that an impairment has occurred. No material impairment losses were recorded related to such equipment during Fiscal 2022, Fiscal 2021, or Fiscal 2020.

DFS offerings are initially funded through cash on hand at the time of origination, most of which is subsequently replaced with asset-backed financing. For DFS offerings which qualify as sales-type leases, the initial funding of financing receivables is reflected as an impact to cash flows from operations, and is largely subsequently offset by cash proceeds from financing. For DFS operating leases, the initial funding is classified as a capital expenditure and reflected as an impact to cash flows used in investing activities.

See Note 5 of the Notes to the Consolidated Financial Statements included in this report for additional information about our financing receivables and the associated allowances, and equipment under operating leases.

LIQUIDITY, CAPITAL COMMITMENTS, CONTRACTUAL CASH OBLIGATIONS, AND MARKET CONDITIONS

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

We believe that our current cash and cash equivalents, together with cash that will be provided by future operations and borrowings expected to be available under our revolving credit facility, will be sufficient over at least the next twelve months and for the foreseeable future thereafter meet our material cash requirements, including funding of our operations, debt related payments, capital expenditures, and other corporate needs.

As part our overall capital allocation strategy, we intend to drive growth while maintaining our investment grade rating and focusing on returning capital to our shareholders through both share repurchase programs and dividend payments.

The following table presents our cash and cash equivalents as well as our available borrowings as of the dates indicated:

	January 28, 2022	January 29, 2021
	(in millions)
Cash and cash equivalents, and available borrowings:
Cash and cash equivalents	$9,477	$9,508
Remaining available borrowings under revolving credit facilities	4,969	4,467
Total cash, cash equivalents, and available borrowings	$14,446	$13,975

Our revolving credit facilities as of January 28, 2022 consist only of the 2021 Revolving Credit Facility which has a maximum capacity of $5.0 billion and available borrowings under this facility are reduced by draws on the facility and outstanding letters of credit. As of January 28, 2022, there were no borrowings outstanding under the facility and remaining available borrowings totaled approximately $5.0 billion. We may regularly use our available borrowings from the 2021 Revolving Credit Facility on a short-term basis for general corporate purposes. See Note 7 of the Notes to the Consolidated Financial Statements included in this report for additional information about the 2021 Revolving Credit Facility.

Debt

The following table presents our outstanding debt as of the dates indicated:

	January 28, 2022	Increase (Decrease)	January 29, 2021
	(in millions)
Core debt
Senior Notes	$16,300	$(11,177)	$27,477
Legacy Notes and Debentures	952	(400)	1,352
EMC Notes	—	(1,000)	1,000
DFS allocated debt	(1,133)	(467)	(666)
Total core debt	16,119	(13,044)	29,163
DFS related debt
DFS debt	9,646	(20)	9,666
DFS allocated debt	1,133	467	666
Total DFS related debt	10,779	447	10,332
Other	337	157	180
Total debt, principal amount	27,235	(12,440)	39,675
Carrying value adjustments	(281)	172	(453)
Total debt, carrying value	$26,954	$(12,268)	$39,222

During Fiscal 2022, the outstanding principal amount of our debt decreased by $12.4 billion to $27.2 billion as of January 28, 2022, primarily driven by net repayments of core debt.

We define core debt as the total principal amount of our debt, less DFS related debt and other debt. Our core debt was $16.1 billion and $29.2 billion as of January 28, 2022 and January 29, 2021, respectively. The decrease in our core debt during Fiscal 2022 was driven by principal repayments which were primarily funded with the proceeds from the VMware Spin-off special dividend of $9.3 billion paid to Dell Technologies and, to a lesser extent, cash on hand. See Note 7 of the Notes to the Consolidated Financial Statements included in this report for more information about our debt.

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

We have made steady progress in paying down debt and we will continue to pursue deleveraging as an important component of our overall strategy. As a result of our debt reduction and liability management strategy, we achieved an investment grade corporate family rating from three major credit rating agencies during Fiscal 2022.

We believe we will continue to be able to make our debt principal and interest payments, including the short-term maturities, from existing and expected sources of cash, primarily from operating cash flows. Cash used for debt principal and interest payments may include short-term borrowings under our revolving credit facility. Under our variable-rate debt, we could experience variations in our future interest expense from potential fluctuations in applicable reference rates, or from possible fluctuations in the level of DFS debt required to meet future demand for customer financing. For Fiscal 2023, there are no scheduled maturities related to our outstanding core debt. However, at our sole discretion, we may purchase, redeem, prepay, refinance, or otherwise retire any amount of our outstanding indebtedness under the terms of such indebtedness at any time and from time to time, in open market or negotiated transactions with the holders of such indebtedness or otherwise, as appropriate market conditions exist.

Cash Flows

The following table presents a summary of our Consolidated Statements of Cash Flows for the periods indicated:

	Fiscal Year Ended
	January 28, 2022	January 29, 2021	January 31, 2020
	(in millions)
Net change in cash from:
Operating activities	$10,307	$11,407	$9,291
Investing activities	1,306	(460)	(4,686)
Financing activities	(16,609)	(5,950)	(4,604)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(106)	36	(90)
Change in cash, cash equivalents, and restricted cash	$(5,102)	$5,033	$(89)

Operating Activities — Fiscal 2022 includes cash provided by operating activities related to VMware through the date of the VMware Spin-off. In comparison, Fiscal 2021 and Fiscal 2020 reflect cash provided by operating activities related to VMware for the full fiscal year. Cash provided by operating activities was $10.3 billion during Fiscal 2022 and was primarily attributable to strong revenue growth throughout the year.

Cash provided by operating activities was $11.4 billion during Fiscal 2021 which was primarily driven by strong profitability, revenue growth and working capital dynamics as the impacts of COVID-19 began to normalize. During Fiscal 2020, cash provided by operating activities was $9.3 billion which was attributable to improved profitability and working capital discipline.

Investing Activities — Investing activities primarily consist of cash used to fund capital expenditures for property, plant, and equipment, which includes equipment under DFS operating leases. Additional activities include capitalized software development costs, strategic investments, acquisitions of businesses by VMware, and the maturities, sales, and purchases of investments. During Fiscal 2022, cash provided by investing activities was $1.3 billion and was primarily driven by net cash proceeds from the divestiture of Boomi, partially offset by capital expenditures.

Cash used in investing activities was $460 million during Fiscal 2021 and was primarily driven by capital expenditures and cash used in acquisition of businesses by VMware, largely offset by net cash proceeds from the divestiture of RSA Security. During Fiscal 2020, cash used in investing activities was $4.7 billion and was primarily driven by capital expenditures and acquisitions of businesses by VMware.

Financing Activities — Financing activities primarily consist of the proceeds and repayments of debt and cash used to repurchase common stock. As a result of the VMware Spin-off, financing activities during Fiscal 2022 also include the net transfer of cash, cash equivalents, and restricted cash to VMware, and dividends paid by VMware to non-controlling interests. Cash used in financing activities of $16.6 billion during Fiscal 2022 primarily consisted of debt repayments and associated debt extinguishment fees, as well as our financing activities related to the VMware Spin-off. The effect of these activities was partially offset by cash proceeds from the issuance of senior notes by Dell Technologies and VMware.

Cash used in financing activities of $6.0 billion during Fiscal 2021 primarily consisted of debt repayments and repurchases of common stock by our public subsidiaries, partially offset by cash proceeds from the issuances of senior notes by Dell Technologies and VMware. During Fiscal 2020, cash used in financing activities of $4.6 billion primarily consisted of net debt repayments and repurchases of common stock by our public subsidiaries, primarily related to VMware Inc.’s acquisition of Pivotal Software, Inc.

DFS Cash Flow Impacts  — DFS offerings are initially funded through cash on hand at the time of origination, most of which is subsequently replaced with asset-backed financing. For DFS offerings that qualify as sales-type leases, the initial funding of financing receivables is reflected as an impact to cash flows from operations and is largely subsequently offset by cash proceeds from financing. For DFS operating leases, which have increased under the current lease accounting standard, the initial funding is classified as a capital expenditure and reflected as cash flows used in investing activities. DFS new financing originations were $8.5 billion, $8.9 billion, and $8.5 billion during Fiscal 2022, Fiscal 2021, and Fiscal 2020, respectively. As of January 28, 2022, DFS had $10.6 billion of total net financing receivables and $1.7 billion of equipment under DFS operating leases, net.

Capital Commitments

Capital Expenditures — During Fiscal 2022 and Fiscal 2021, we spent $2.8 billion and $2.1 billion, respectively, on property, plant, and equipment and capitalized software development costs, of which the funding of equipment under DFS operating leases was $1.0 billion and $0.7 billion, respectively. Product demand, product mix, the use of contract manufacturers, and ongoing investments in operating and information technology infrastructure, influence the level and prioritization of our capital expenditures. Aggregate capital expenditures for Fiscal 2023 are currently expected to total between $2.8 billion and $3.0 billion, of which approximately $0.8 billion of expenditures are expected to be applied to equipment under DFS operating leases and approximately $0.3 billion to capitalized software development costs.

Repurchases of Common Stock

Dell Technologies Common Stock Repurchases by Dell Technologies during Fiscal 2022

Effective as of September 23, 2021, our board of directors approved a stock repurchase program with no established expiration date under which we are authorized to repurchase up to $5 billion of shares of the Company’s Class C Common Stock. During the fiscal year ended January 28, 2022, we repurchased approximately 12 million shares of Class C Common Stock for a total purchase price of approximately $659 million.

Dell Technologies Common Stock Repurchases by Dell Technologies during Fiscal 2021

During the fiscal year ended January 29, 2021, we repurchased approximately 6 million shares of Class C Common Stock for a total purchase price of approximately $240 million under a previous stock repurchase program that was subsequently suspended and, in Fiscal 2022, terminated.

Dividend Payments

On February 24, 2022, we announced that our board of directors has adopted a dividend policy under which we intend to pay quarterly cash dividends on its common stock, beginning in the first fiscal quarter of fiscal year 2023, at an initial rate of $0.33 per share per fiscal quarter. We also announced that our board has declared the initial quarterly dividend under the policy in the amount of $0.33 per share, which will be payable on April 29, 2022 to the holders of record of all of the issued and outstanding shares of common stock as of the close of business on April 20, 2022.

The dividend policy and the declaration and payment of each quarterly cash dividend will be subject to the board’s continuing determination that the policy and the declaration of dividends thereunder are in the best interests of our stockholders and are in compliance with applicable law. The board retains the power to modify, suspend, or cancel the dividend policy in any manner and at any time that it may deem necessary or appropriate.

Contractual Cash Obligations

The following table presents a summary of our contractual cash obligations as of January 28, 2022:

		Payments Due by Fiscal Year
	Total	2023	2024-2025	2026-2027	Thereafter
	(in millions)
Contractual cash obligations:
Principal payments on debt:
Core debt (a)	$17,252	$—	$2,000	$7,250	$8,002
DFS debt	9,646	5,803	3,195	648	—
Other	337	25	289	21	2
Total principal payments on debt	27,235	5,828	5,484	7,919	8,004
Interest	9,181	1,068	1,896	1,539	4,678
Purchase obligations	6,278	5,623	433	160	62
Operating leases	1,092	286	373	217	216
Tax obligations	164	19	84	61	—
Contractual cash obligations	$43,950	$12,824	$8,270	$9,896	$12,960
____________________
(a)    Contractual cash obligations associated with core debt exclude DFS allocated debt.

Principal Payments on Debt — Our expected principal cash payments on borrowings are exclusive of discounts and premiums. We have outstanding long-term notes with varying maturities. For additional information about our debt, see Note 5 and Note 7 of the Notes to the Consolidated Financial Statements included in this report.

Interest — Of the total cash obligations for interest presented in the table above, the amounts related to our DFS debt were expected to be $78 million in Fiscal 2023 and $40 million in Fiscal 2024-2025. See Note 5 and Note 7 of the Notes to the Consolidated Financial Statements included in this report for further discussion of our debt and related interest expense.

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

Tax Obligations — Tax obligations represent a one-time mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries. Excluded from the table above are $1.2 billion in additional liabilities associated with uncertain tax positions as of January 28, 2022. We are unable to reliably estimate the expected payment dates for any liabilities for uncertain tax positions. See Note 12 of the Notes to the Consolidated Financial Statements included in this report for more information on these tax matters.

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

Summarized Guarantor Financial Information

As discussed in Note 7 of the Notes to the Consolidated Financial Statements included in this report, Dell International L.L.C. and EMC Corporation (the “Issuers”), both of which are wholly-owned subsidiaries of Dell Technologies, completed private offerings of multiple series of senior secured notes issued on June 1, 2016, March 20, 2019, and April 9, 2020 (the “First Lien Notes”). In June 2021, the Issuers completed an exchange offer and issued $18.4 billion aggregate principal amount of registered first lien notes under the Securities Act of 1933 in exchange for the same principal amount and substantially identical terms of the First Lien Notes. The aggregate principal amount of unregistered First Lien Notes remaining outstanding following the settlement of the exchange offer was approximately $0.1 billion. Such registered first lien notes, together with the remaining unregistered First Lien Notes, were previously referred to as “First Lien Notes.”

The First Lien Notes were previously secured on a pari passu basis with the Senior Secured Credit Facilities, on a first-priority basis by substantially all of the tangible and intangible assets of the issuers and guarantors that secured obligations under the Senior Secured Credit Facilities, including pledges of all capital stock of the issuers, Dell, Inc. (“Dell”), a wholly-owned subsidiary of Dell Technologies, and certain wholly-owned material subsidiaries of the issuers and guarantors, subject to certain exceptions.

On November 1, 2021, the Company entered into a new senior unsecured revolving credit facility to replace the previous senior secured revolving credit facility. Following the full redemption of the previously outstanding term loan facilities and replacement of the senior secured revolving credit facility, the credit agreement governing the former senior secured revolving credit facility was terminated. Subsequent to the termination of the previous credit agreement, and upon Dell Technologies receiving investment grade credit ratings, the tangible and intangible assets of the issuers and guarantors that secured obligations under the Senior Secured Credit Facilities were released as collateral. As a result, the First Lien Notes became fully unsecured and are collectively referred to as “Senior Notes.” In addition, all guarantees by Dell’s subsidiaries were released.

Guarantees — The Senior Notes are guaranteed on a joint and several unsecured basis by Dell Technologies and its wholly-owned subsidiaries, Denali Intermediate, Inc., and Dell (collectively, the “Guarantors”).

Basis of Preparation of the Summarized Financial Information — The tables below are summarized financial information provided in conformity with Rule 13-01 of the SEC’s Regulation S-X. The summarized financial information of the Issuers and Guarantors (collectively, the “Obligor Group”) is presented on a combined basis, excluding intercompany balances and transactions between entities in the Obligor Group. To the extent material, the Obligor Group’s amounts due from, amounts due to and transactions with Non-Obligor Subsidiaries and the Related Party have been presented separately. The Obligor Group’s investment balances in Non-Obligor Subsidiaries have been excluded.

The following table presents summarized results of operations information for the Obligor Group for the period indicated:

Fiscal Year Ended
January 28, 2022
(in millions)
Net revenue (a)	$9,974
Gross margin (b)	3,948
Operating income	236
Interest and other, net (c)	(3,776)
Loss before income taxes	(3,540)
Net loss attributable to Obligor Group	$(2,379)
____________________
(a) Includes net revenue from services provided and product sales to Non-Guarantor Subsidiaries of $1,061 million and $185 million, respectively.
(b) Includes cost of net revenue from resale of solutions purchased from Non-Guarantor Subsidiaries and the Related Party of $1,132 million and $500 million, respectively. Includes costs of net revenue from shared services provided by Non-Guarantor Subsidiaries of $793 million.
(c) Includes interest expense on inter-company loan payables of $1,030 million and other expenses from services provided by Non-Guarantor Subsidiaries of $11 million.

The following table presents summarized balance sheet information for the Obligor Group as of the dates indicated:

January 28, 2022
(in millions)
ASSETS
Current assets	$3,106
Intercompany receivables	988
Due from related party, net	59
Total current assets	4,153
Due from related party, net	710
Goodwill and intangible assets	15,399
Other non-current assets	2,810
Total assets	$23,072
LIABILITIES
Current liabilities	$4,625
Due to related party	192
Total current liabilities	4,817
Long-term debt	17,001
Intercompany loan payables	37,509
Other non-current liabilities	3,473
Total liabilities	$62,800

Critical Accounting Estimates

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

Revenue Recognition — We sell a wide portfolio of products and services offerings to our customers. Our agreements have varying terms and conditions depending on the goods and services being sold, the rights and obligations conveyed, and the legal jurisdiction of the arrangement.

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

To determine whether goodwill is impaired, we first assess certain qualitative factors. Qualitative factors that may be assessed include but are not limited to macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, or other relevant company-specific events. Based on this assessment, if it is determined more likely than not that the fair value of a goodwill reporting unit is less than its carrying amount, we perform the quantitative analysis of the goodwill impairment test. Alternatively, we may bypass the qualitative assessment and perform a quantitative impairment test.

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

The fair value of the indefinite-lived intangible assets is generally estimated using discounted cash flow methodologies. The discounted cash flow methodologies require significant judgment, including estimation of future revenue, the estimation of the long-term revenue growth rate of our business, and the determination of the weighted average cost of capital and royalty rates. Changes in these estimates and assumptions could materially affect the fair value of the indefinite-lived intangible assets, potentially resulting in a non-cash impairment charge.

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

Foreign Currency Risk

During Fiscal 2022 and Fiscal 2021, the principal foreign currencies in which Dell Technologies transacted business were the Euro, Chinese Renminbi, Japanese Yen, British Pound, Indian Rupee, and Canadian Dollar. The objective of Dell Technologies in managing its exposures to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations associated with foreign currency exchange rate changes on earnings and cash flows. Accordingly, Dell Technologies utilizes foreign currency option contracts and forward contracts to hedge its exposure on forecasted transactions and firm commitments for certain currencies. Dell Technologies monitors its foreign currency exchange exposures to ensure the overall effectiveness of its foreign currency hedge positions. However, there can be no assurance that the foreign currency hedging activities will continue to substantially offset the impact of fluctuations in currency exchange rates on Dell Technologies’ results of operations and financial position in the future.

Based on the outstanding foreign currency hedge instruments of Dell Technologies, which include designated and non-designated instruments, there was a maximum potential one-day loss in fair value at a 95% confidence level of approximately $16 million as of January 28, 2022 and $15 million as of January 29, 2021 using a Value-at-Risk (“VAR”) model. By using market implied rates and incorporating volatility and correlation among the currencies of a portfolio, the VAR model simulates 10,000 randomly generated market prices and calculates the difference between the fifth percentile and the average as the Value-at-Risk. The VAR model is a risk estimation tool and is not intended to represent actual losses in fair value that could be incurred. Additionally, as Dell Technologies utilizes foreign currency instruments for hedging forecasted and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure.

Interest Rate Risk

Dell Technologies is primarily exposed to interest rate risk related to its variable-rate debt portfolio.

Variable-Rate Debt — As of January 28, 2022, Dell Technologies’ variable-rate debt consisted of $0.9 billion of unhedged outstanding DFS borrowings. Amounts outstanding under these facilities generally bear interest at variable rates equal to applicable margins plus specified base rates or LIBOR-based rates. Accordingly, Dell Technologies is exposed to market risk based on fluctuations in interest rates on borrowings under the facilities where we do not mitigate the interest rate risk through the use of interest rate swaps. As of January 28, 2022, outstanding unhedged DFS borrowings accrued interest at an annual rate of between 1.30% and 2.05%.

Based on the variable-rate debt outstanding as of January 28, 2022, a 100 basis point increase in interest rates would have resulted in an increase of approximately $9 million in annual interest expense. For more information about our debt, see Note 7 of the Notes to the Consolidated Financial Statements included in this report.

By comparison, as of January 29, 2021, Dell Technologies had $6.3 billion of outstanding borrowings under its Senior Secured Credit Facilities, $4.0 billion of outstanding borrowings under its Margin Loan Facility, and $1.0 billion of outstanding DFS borrowings. Based on this variable-rate debt outstanding as of January 29, 2021, a 100 basis point increase in interest rates would have resulted in an increase of approximately $93 million in annual interest expense.

Transition from LIBOR to Alternative Reference Rates — LIBOR is the subject of recent regulatory guidance and proposals for reform. As a result of these reforms, the ICE Benchmark Administration Limited, the administrator of LIBOR, ceased publication for the one-week and two-month USD LIBOR settings on December 31, 2021 and is expected to to begin phasing out the remaining USD LIBOR settings on July 1, 2023. We have completed identification of impacted financial instruments and contracts and have been working to transition such contracts linked to LIBOR to alternative reference rates.

Equity Price Risk

Strategic Investments — Our strategic investments include early-stage, privately-held companies that are considered to be in the start-up or development stages and are inherently risky. The technologies or products these companies have under development are typically in the early stages and may never materialize, which could result in a loss of a substantial part of our initial investment in the companies. We record these investments at cost, less impairment, adjusted for observable price changes. The evaluation is based on information provided by these companies, which are not subject to the same disclosure obligations as U.S. publicly-traded companies, and as such, the basis for these evaluations is subject to the timing and accuracy of the data provided. The carrying value of our strategic investments without readily determinable fair values was $1.4 billion and $0.9 billion as of January 28, 2022 and January 29, 2021, respectively.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Dell Technologies Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial position of Dell Technologies Inc. and its subsidiaries (the “Company”) as of January 28, 2022 and January 29, 2021, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended January 28, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 28, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 28, 2022 and January 29, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 28, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases as of February 2, 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Revenue Recognition - Identification of Performance Obligations in Revenue Contracts

As described in Notes 2 and 19 to the consolidated financial statements, the Company’s contracts with customers often include the promise to transfer multiple goods and services to a customer. Distinct promises within a contract are referred to as performance obligations and are accounted for as separate units of account. Management assesses whether each promised good or service is distinct for the purpose of identifying the performance obligations in the contract. This assessment involves subjective determinations and requires management to make judgments about the individual promised goods or services and whether such goods or services are separable from the other aspects of the contractual relationship. The Company’s performance obligations include various distinct goods and services such as hardware, software licenses, support and maintenance agreements, and other service offerings and solutions. For the year ended January 28, 2022, a significant portion of the $34.4 billion Infrastructure Solutions Group (“ISG”) reportable segment net revenues relate to contracts with multiple performance obligations.

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

Tax-free Determination of the Distribution of VMware Inc.

As described in Note 3 to the consolidated financial statements, management determined that the VMware Spin-off, and related distributions, qualified as tax-free for U.S. federal income tax purposes, which required significant judgment. In making these determinations, management applied U.S. federal tax law to relevant facts and circumstances and obtained a favorable private letter ruling from the Internal Revenue Service, a tax opinion, and other external tax advice related to the concluded tax treatment. If the completed transactions were to fail to qualify for tax-free treatment, the Company could be subject to significant liabilities, and there could be material adverse impacts on the Company’s business, financial condition, results of operations and cash flows in future reporting periods.

The principal considerations for our determination that performing procedures relating to the tax-free determination of the distribution of VMware Inc. is a critical audit matter are the significant judgment by management regarding the tax technical merits of the transaction and the application of the appropriate tax laws and regulations in determining that the distribution of VMware qualifies for tax-free status. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the tax-free determination of the distribution of VMware. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the key judgments and evaluation of the tax treatment relating to management’s determination of the tax-free nature of the transaction. These procedures also included, among others (i) testing management’s process for determining the tax-free treatment of the transaction, (ii) evaluating the information used in management’s determination, including tax rulings from relevant taxing authorities and supporting information, tax opinion, and relevant tax laws, and (iii) evaluating the reasonableness of management’s position that the transaction qualifies for tax-free status. Professionals with specialized skill and knowledge were used to assist in the evaluation of the transaction, related assumptions, private letter ruling and tax opinion, and certain representations from management, as well as the application of relevant tax laws.

/s/ PricewaterhouseCoopers LLP

Austin, Texas
March 24, 2022

We have served as the Company’s auditor since 1986.

DELL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in millions; continued on next page)

	January 28, 2022	January 29, 2021
ASSETS
Current assets:
Cash and cash equivalents	$9,477	$9,508
Accounts receivable, net of allowance of $90 and $99 (Note 20)	12,912	10,731
Due from related party, net	131	115
Short-term financing receivables, net of allowance of $142 and $228 (Note 5)	5,089	5,148
Inventories	5,898	3,403
Other current assets	11,526	9,810
Current assets of discontinued operations (Note 3)	—	4,852
Total current assets	45,033	43,567
Property, plant, and equipment, net	5,415	4,833
Long-term investments	1,839	1,334
Long-term financing receivables, net of allowance of $47 and $93 (Note 5)	5,522	5,339
Goodwill	19,770	20,028
Intangible assets, net	7,461	9,115
Due from related party, net	710	451
Other non-current assets	6,985	6,733
Non-current assets of discontinued operations (Note 3)	—	32,015
Total assets	$92,735	$123,415
LIABILITIES, REDEEMABLE SHARES, AND STOCKHOLDERS’ EQUITY (continued on next page)
Current liabilities:
Short-term debt	$5,823	$6,357
Accounts payable	27,143	21,572
Due to related party	1,414	1,461
Accrued and other	7,578	7,166
Short-term deferred revenue	14,261	13,201
Current liabilities of discontinued operations (Note 3)	—	4,375
Total current liabilities	56,219	54,132
Long-term debt	21,131	32,865
Long-term deferred revenue	13,312	12,391
Other non-current liabilities	3,653	3,923
Non-current liabilities of discontinued operations (Note 3)	—	12,079
Total liabilities	94,315	115,390

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(continued; in millions)

	January 28, 2022	January 29, 2021
LIABILITIES, REDEEMABLE SHARES, AND STOCKHOLDERS’ EQUITY (continued)
Commitments and contingencies (Note 11)
Redeemable shares (Note 17)	—	472
Stockholders’ equity (deficit):
Common stock and capital in excess of $0.01 par value (Note 14)	7,898	16,849
Treasury stock at cost	(964)	(305)
Accumulated deficit	(8,188)	(13,751)
Accumulated other comprehensive loss	(431)	(314)
Total Dell Technologies Inc. stockholders’ equity (deficit)	(1,685)	2,479
Non-controlling interests	105	96
Non-controlling interests of discontinued operations	—	4,978
Total stockholders’ equity (deficit)	(1,580)	7,553
Total liabilities, redeemable shares, and stockholders’ equity	$92,735	$123,415

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	Fiscal Year Ended
	January 28, 2022	January 29, 2021	January 31, 2020
Net revenue:
Products	$79,830	$67,744	$67,607
Services	21,367	18,926	17,208
Total net revenue	101,197	86,670	84,815
Cost of net revenue (a):
Products	67,224	56,431	55,369
Services	12,082	10,099	8,807
Total cost of net revenue	79,306	66,530	64,176
Gross margin	21,891	20,140	20,639
Operating expenses:
Selling, general, and administrative	14,655	14,000	15,819
Research and development	2,577	2,455	2,454
Total operating expenses	17,232	16,455	18,273
Operating income	4,659	3,685	2,366
Interest and other, net	1,264	(1,339)	(2,417)
Income (loss) before income taxes	5,923	2,346	(51)
Income tax expense (benefit)	981	101	(572)
Net income from continuing operations	4,942	2,245	521
Income from discontinued operations, net of income taxes (Note 3)	765	1,260	5,008
Net income	5,707	3,505	5,529
Less: Net loss attributable to non-controlling interests	(6)	(4)	(4)
Less: Net income attributable to non-controlling interests of discontinued operations	150	259	917
Net income attributable to Dell Technologies Inc.	$5,563	$3,250	$4,616

Earnings per share attributable to Dell Technologies Inc. — basic:
Continuing operations	$6.49	$3.02	$0.73
Discontinued operations	$0.81	$1.35	$5.65

Earnings per share attributable to Dell Technologies Inc. — diluted:
Continuing operations	$6.26	$2.93	$0.70
Discontinued operations	$0.76	$1.29	$5.33

(a) Includes related party cost of net revenue as follows:
Products	$1,577	$1,493	$1,425
Services	$2,487	$1,848	$1,226

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Fiscal Year Ended
	January 28, 2022	January 29, 2021	January 31, 2020
Net income	$5,707	$3,505	$5,529

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(385)	528	(226)
Cash flow hedges:
Change in unrealized gains (losses)	374	(200)	269
Reclassification adjustment for net (gains) losses included in net income	(158)	100	(226)
Net change in cash flow hedges	216	(100)	43
Pension and other postretirement plans:
Recognition of actuarial net gains (losses) from pension and other postretirement plans	37	(38)	(60)
Reclassification adjustments for net losses from pension and other postretirement plans	7	5	1
Net change in actuarial net gains (losses) from pension and other postretirement plans	44	(33)	(59)

Total other comprehensive income (loss), net of tax expense (benefit) of $30, $(18), and $(14), respectively	(125)	395	(242)
Comprehensive income, net of tax	5,582	3,900	5,287
Less: Net loss attributable to non-controlling interests	144	255	913
Comprehensive income attributable to Dell Technologies Inc.	$5,438	$3,645	$4,374

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; continued on next page)

	Fiscal Year Ended
	January 28, 2022	January 29, 2021	January 31, 2020
Cash flows from operating activities:
Net income	$5,707	$3,505	$5,529
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,551	5,390	6,143
Stock-based compensation expense	1,622	1,609	1,262
Deferred income taxes	(365)	(399)	(6,339)
Other, net (a)	(3,130)	(88)	938
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(2,193)	(396)	(286)
Financing receivables	(241)	(728)	(1,329)
Inventories	(2,514)	(243)	311
Other assets and liabilities	(1,948)	(1,656)	(1,559)
Due from/to related party, net	479	—	—
Accounts payable	5,742	1,598	894
Deferred revenue	2,597	2,815	3,727
Change in cash from operating activities	10,307	11,407	9,291
Cash flows from investing activities:
Purchases of investments	(414)	(338)	(181)
Maturities and sales of investments	513	169	497
Capital expenditures and capitalized software development costs	(2,796)	(2,082)	(2,576)
Acquisition of businesses and assets, net	(16)	(424)	(2,463)
Divestitures of businesses and assets, net	3,957	2,187	(3)
Other	62	28	40
Change in cash from investing activities	1,306	(460)	(4,686)
Cash flows from financing activities:
Dividends paid by VMware, Inc. to non-controlling interests	(2,240)	—	—
Proceeds from the issuance of common stock	334	452	658
Repurchases of parent common stock	(663)	(241)	(8)
Repurchases of subsidiary common stock	(1,175)	(1,363)	(3,547)
Net transfer of cash, cash equivalents, and restricted cash to VMware, Inc.	(5,052)	—	—
Proceeds from debt	20,425	16,391	20,481
Repayments of debt	(26,723)	(20,919)	(22,117)
Debt related costs and other, net	(1,515)	(270)	(71)
Change in cash from financing activities	(16,609)	(5,950)	(4,604)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(106)	36	(90)
Change in cash, cash equivalents, and restricted cash	(5,102)	5,033	(89)
____________________
(a)During the fiscal year ended January 28, 2022, other, net, includes a $4.0 billion pre-tax gain on the sale of Boomi, Inc.
The accompanying notes are an integral part of these Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued; in millions)

	Fiscal Year Ended
	January 28, 2022	January 29, 2021	January 31, 2020
Change in cash, cash equivalents, and restricted cash	(5,102)	5,033	(89)
Cash, cash equivalents, and restricted cash at beginning of the period, including cash attributable to discontinued operations	15,184	10,151	10,240
Cash, cash equivalents, and restricted cash at end of the period, including cash attributable to discontinued operations	10,082	15,184	10,151
Less: Cash, cash equivalents, and restricted cash attributable to discontinued operations	—	4,770	3,031
Cash, cash equivalents, and restricted cash from continuing operations	$10,082	$10,414	$7,120
Income tax paid	$1,257	$1,421	$1,414
Interest paid	$1,825	$2,279	$2,500

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

DELL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(continued; in millions)

	Common Stock and Capital in Excess of Par Value		Treasury Stock
	Issued Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Dell Technologies Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Stockholders’ Equity (Deficit)
Balances as of January 29, 2021	761	$16,849	8	$(305)	$(13,751)	$(314)	$2,479	$5,074	$7,553
Net income	—	—	—	—	5,563	—	5,563	144	5,707
Foreign currency translation adjustments	—	—	—	—	—	(385)	(385)	—	(385)
Cash flow hedges, net change	—	—	—	—	—	216	216	—	216
Pension and other post-retirement	—	—	—	—	—	44	44	—	44
Issuance of common stock	16	22	—	—	—	—	22	—	22
Stock-based compensation expense	—	777	—	—	—	—	777	845	1,622
Treasury stock repurchases	—	—	12	(659)	—	—	(659)	—	(659)
Revaluation of redeemable shares	—	472	—	—	—	—	472	—	472
Impact from equity transactions of non-controlling interests	—	(60)	—	—	—	—	(60)	(823)	(883)
Dividends paid by VMware, Inc. to non-controlling interests	—	—	—	—	—	—	—	(2,240)	(2,240)
Spin-off of VMware, Inc.	—	(10,162)	—	—	—	8	(10,154)	(2,895)	(13,049)
Balances as of January 28, 2022	777	$7,898	20	$(964)	$(8,188)	$(431)	$(1,685)	$105	$(1,580)

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

Spin-Off of VMware, Inc. — On November 1, 2021, the Company completed its previously announced spin-off of VMware, Inc. (NYSE: VMW) (individually and together with its consolidated subsidiaries, “VMware”) by means of a special stock dividend (the “VMware Spin-off”). The VMware Spin-off was effectuated pursuant to a Separation and Distribution Agreement, dated as of April 14, 2021 between Dell Technologies and VMware (the “Separation and Distribution Agreement”).

Pursuant to the Commercial Framework Agreement (the “CFA”) entered in to between Dell Technologies and VMware, Dell Technologies will continue to act as a distributor of VMware’s standalone products and services and purchase such products and services for resale to customers. Dell Technologies will also continue to integrate VMware’s products and services with Dell Technologies’ offerings and sell them to customers. The results of such operations are presented as continuing operations within the Company’s Consolidated Statements of Income. See Note 3 of the Notes to the Consolidated Financial Statements for additional information on the VMware Spin-off.

In accordance with applicable accounting guidance, the results of VMware, excluding Dell's resale of VMware offerings, are presented as discontinued operations in the Consolidated Statements of Income and, as such, have been excluded from both continuing operations and segment results for all periods presented. Further, the Company reclassified the assets and liabilities of VMware as assets and liabilities of discontinued operations in the Consolidated Statements of Financial Position as of January 29, 2021. The Consolidated Statements of Cash Flows are presented on a consolidated basis for both continuing operations and discontinued operations.

Boomi Divestiture — On October 1, 2021, Dell Technologies completed the sale of Boomi, Inc. (“Boomi”) and certain related assets to Francisco Partners and TPG Capital. At the completion of the sale, the Company received total cash consideration of approximately $4.0 billion, resulting in a pre-tax gain on sale of $4.0 billion recognized in interest and other, net on the Consolidated Statements of Income. The Company ultimately recorded a $3.0 billion gain, net of $1.0 billion in tax expense. The transaction was intended to support the Company’s focus on fueling growth initiatives through targeted investments to modernize Dell Technologies’ core infrastructure and by expanding in high-priority areas, including hybrid and private cloud, edge, telecommunications solutions, and the Company’s APEX offerings. Prior to the divestiture, Boomi’s operating results were included within other businesses and the divestiture did not qualify for presentation as a discontinued operation.

RSA Security Divestiture — On September 1, 2020, Dell Technologies completed the sale of RSA Security LLC (“RSA Security”) to a consortium led by Symphony Technology Group, Ontario Teachers’ Pension Plan Board and AlpInvest Partners for total cash consideration of approximately $2.1 billion, resulting in a pre-tax gain on sale of $338 million. The Company ultimately recorded a $21 million loss, net of $359 million in tax expense due to the relatively low tax basis for the assets sold, particularly goodwill. The transaction included the sale of RSA Archer, RSA NetWitness Platform, RSA SecurID, RSA Fraud and Risk Intelligence, and RSA Conference and was intended to further simplify Dell Technologies’ product portfolio and corporate structure. Prior to the divestiture, RSA Security’s operating results were included within other businesses and the divestiture did not qualify for presentation as a discontinued operation.

Secureworks — As of January 28, 2022 and January 29, 2021, the Company held approximately 83.9% and 85.7%, respectively, of the outstanding equity interest in SecureWorks Corp. (“Secureworks”), excluding restricted stock awards (“RSAs”), and approximately 83.1% and 84.9%, respectively, of the equity interest, including RSAs. The portion of the results of operations of Secureworks allocable to its other owners is shown as net income attributable to the non-controlling interests in the Consolidated Statements of Income, as an adjustment to net income attributable to Dell Technologies stockholders. The non-controlling interests’ share of equity in Secureworks is reflected as a component of the non-controlling interests in the Consolidated Statements of Financial Position and was $105 million and $96 million as of January 28, 2022 and January 29, 2021, respectively.

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

The Company’s fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. The fiscal years ended January 28, 2022, January 29, 2021, and January 31, 2020 were 52-week periods.

Principles of Consolidation — These Consolidated Financial Statements include the accounts of Dell Technologies and its wholly-owned subsidiaries, as well as the accounts of Secureworks, which, as indicated above, is majority-owned by Dell Technologies and VMware through the date of the VMware Spin-off. All intercompany transactions have been eliminated.

The Company also consolidates Variable Interest Entities ("VIEs") where it has been determined that the Company is the primary beneficiary of the applicable entities’ operations. For each VIE, the primary beneficiary is the party that has both the power to direct the activities that most significantly impact the VIE's economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to such VIE. In evaluating whether the Company is the primary beneficiary of each entity, the Company evaluates its power to direct the most significant activities of the VIE by considering the purpose and design of each entity and the risks each entity was designed to create and pass through to its respective variable interest holders. The Company also evaluates its economic interests in each of the VIEs. See Note 5 of the Notes to the Consolidated Financial Statements for more information regarding consolidated VIEs.

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

Investments — The Company has strategic investments in equity securities as well as investments in fixed-income debt securities. All equity and other securities are recorded as long-term investments in the Consolidated Statements of Financial Position.

Strategic investments in marketable equity and other securities are recorded at fair value based on quoted prices in active markets. Strategic investments in non-marketable equity and other securities without readily determinable fair values are recorded at cost, less impairment, and are adjusted for observable price changes. Fair value measurements and impairments for strategic investments are recognized in interest and other, net in the Consolidated Statements of Income. In evaluating equity investments without readily determinable fair values for impairment or observable price changes, the Company uses inputs that include pre- and post-money valuations of recent financing events and the impact of those events on its fully diluted ownership percentages, as well as other available information regarding the issuer’s historical and forecasted performance.

Fixed-income debt securities are carried at amortized cost. The Company intends to hold the fixed-income debt securities to maturity.

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

The Company’s policy for estimating this allowance is based on an expected loss model and reflects the adoption of the accounting standard related to current expected credit losses in the fiscal year ended January 29, 2021. See “Recently Adopted Accounting Pronouncements” in this Note for more information. In prior periods, this allowance was estimated using an incurred loss model, which did not require the consideration of forward-looking information and conditions in the reserve calculation.

Accounting for Operating Leases as a Lessee — In its ordinary course of business, the Company enters into leases as a lessee for office buildings, warehouses, employee vehicles, and equipment. The Company determines if an arrangement is a lease or contains a lease at inception. Operating leases result in the recognition of right of use (“ROU”) assets and lease liabilities on the Consolidated Statements of Financial Position. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease, measured on a discounted basis. At lease commencement, the lease liability is measured at the present value of the lease payments over the lease term. The operating lease ROU asset equals the lease liability adjusted for any initial direct costs, prepaid or deferred rent, and lease incentives. The Company uses the implicit rate when readily determinable. As most of the leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date to determine the present value of lease payments.

The lease term may include options to extend or to terminate the lease that the Company is reasonably certain to exercise. . The Company has elected not to record leases with an initial term of 12 months or less on the Consolidated Statements of Financial Position. Lease expense is recognized on a straight-line basis over the lease term in most instances. The Company does not generate material sublease income and has no material related party leases. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company’s office building agreements contain costs such as common area maintenance and other executory costs that may be either fixed or variable in nature. Variable lease costs are expensed as incurred. The Company combines lease and non-lease components, including fixed common area and other maintenance costs, in calculating the ROU assets and lease liabilities for its office buildings and employee vehicles. Under certain service agreements with third-party logistics providers, the Company directs the use of the inventory within the warehouses and, therefore, controls the assets. The warehouses and some of the equipment used are considered embedded leases. The Company accounts for the lease and non-lease components separately. The lease components consist of the warehouses and some of the equipment, such as conveyor belts. The non-lease components consist of services and other shared equipment, such as material handling and transportation. The Company allocates the consideration to the lease and non-lease components using their relative standalone values. See Note 6 of the Notes to the Consolidated Financial Statements for additional information.

Accounting for Leases as a Lessor — The Company’s wholly-owned subsidiary Dell Financial Services and its affiliates (“DFS”) act as a lessor to provide equipment financing to customers through a variety of lease arrangements (“DFS leases”). The Company’s leases are classified as sales-type leases, direct financing leases, or operating leases. Direct financing leases are immaterial. Leases that commenced prior to the adoption of the current lease standard were not reassessed or restated pursuant to the practical expedients elected and continue to be accounted for under previous lease accounting guidance.

The Company also offers alternative payment structures and “as-a-Service” offerings that are assessed to determine whether an embedded lease arrangement exists. The Company accounts for those contracts as a lease arrangement if it is determined that the contract contains an identified asset and that control of that asset has transferred to the customer.

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

On commencement of sales-type leases, the Company recognizes profit up-front, and amounts due from the customer under the lease contract are recognized as financing receivables on the Consolidated Statements of Financial Position. Interest income is recognized as net product revenue over the term of the lease based on the effective interest method. The Company has elected not to include sales and other taxes collected from the lessee as part of lease revenue.

All other leases that do not meet the definition of a sales-type lease or direct financing lease are classified as operating leases. The underlying asset in an operating lease arrangement is carried at depreciated cost as “Equipment under operating leases” within Property, plant, and equipment, net on the Consolidated Statements of Financial Position. Depreciation is calculated using the straight-line method over the term of the underlying lease contract and is recognized as Cost of net revenue. The depreciable basis is the original cost of the equipment less the estimated residual value of the equipment at the end of the lease term. The residual value is based upon estimates of the value of the equipment at the end of the lease term using historical studies, industry data, and future value-at-risk demand valuation methods. The Company recognizes operating lease income to product revenue generally on a straight-line basis over the lease term and expenses deferred initial direct costs on the same basis. The Company recognizes variable operating lease income to product revenue generally as earned. Impairment of equipment under operating leases is assessed on the same basis as other long-lived assets.

Financing Receivables — Financing receivables are presented net of allowance for losses and consist of customer receivables and residual interest. Gross customer receivables include amounts due from customers under revolving loans, fixed-term loans, fixed-term sales-type or direct financing leases, and accrued interest. The Company has two portfolios, consisting of (i) fixed-term leases and loans and (ii) revolving loans, and assesses risk at the portfolio level to determine the appropriate allowance levels. The portfolio segments are further segregated into classes based on products, customer type, and credit risk evaluation: (i) Revolving — Dell Preferred Account (“DPA”); (ii) Revolving — Dell Business Credit (“DBC”); and (iii) Fixed-term — Consumer and Commercial. Fixed-term leases and loans are offered to qualified small and medium-sized businesses, large commercial accounts, governmental organizations, and educational entities. Fixed-term loans are also offered to qualified individual consumers. Revolving loans are offered under private label credit financing programs. The DPA revolving loan programs are primarily offered to individual consumers and the DBC revolving loan programs are primarily offered to small and medium-sized business customers.

The Company retains a residual interest in equipment leased under its fixed-term lease programs. The amount of the residual interest is established at the inception of the lease based upon estimates of the value of the equipment at the end of the lease term using historical studies, industry data, and future value-at-risk demand valuation methods.

Allowance for Financing Receivables Losses — The Company recognizes an allowance for financing receivable losses, including both the lease receivable and unguaranteed residual, in an amount equal to the probable losses net of recoveries. The allowance for financing receivable losses on the lease receivable is determined based on various factors, including lifetime expected losses determined using macroeconomic forecast assumptions and management judgments applicable to and through the expected life of the portfolios as well as past due receivables, receivable type, and customer risk profile. Both fixed and revolving financing receivable loss rates are affected by macroeconomic conditions, including the level of gross domestic product (“GDP”) growth, the level of commercial capital equipment investment, unemployment rates, and the credit quality of the borrower.

Generally, expected credit losses as a result of residual value risk on equipment under lease are not considered to be significant primarily because of the existence of a secondary market with respect to the equipment. The lease agreement also defines applicable return conditions and remedies for non-compliance to ensure that the leased equipment will be in good operating condition upon return. Model changes and updates, as well as market strength and product acceptance, are monitored and adjustments are made to residual values in accordance with the significance of any such changes.

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

Asset Securitization — The Company transfers certain U.S. and European customer loan and lease payments and associated equipment to Special Purpose Entities (“SPEs”) that meet the definition of a Variable Interest Entity (“VIE”) and are consolidated into the Consolidated Financial Statements. These SPEs are bankruptcy-remote legal entities with separate assets and liabilities. The purpose of the SPEs is to facilitate the funding of customer loan and lease payments and associated equipment in the capital markets. Some of these SPEs have entered into financing arrangements with multi-seller conduits that, in turn, issue asset-backed debt securities in the capital markets. The asset securitizations in the SPEs are accounted for as secured borrowings.

Inventories — Inventories are stated at the lower of cost or net realizable value, with cost being determined on a first-in, first-out basis. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in the newly established cost basis.

Property, Plant, and Equipment — Property, plant, and equipment are carried at depreciated cost. Depreciation is determined using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term, as applicable. The estimated useful lives of the Company’s property, plant, and equipment are generally as follows:

Estimated Useful Life
Computer equipment	3-5 years
Equipment under operating leases	Term of underlying lease contract
Buildings and building improvements	10-30 years or term of underlying land lease
Leasehold improvements	5 years or contract term
Machinery and equipment	3-5 years

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

As of January 28, 2022 and January 29, 2021, capitalized software development costs were $672 million and $610 million, respectively, and are included in other non-current assets, net in the accompanying Consolidated Statements of Financial Position. Amortization expense for the fiscal years ended January 28, 2022, January 29, 2021, and January 31, 2020 was $263 million, $315 million, and $273 million, respectively.

The Company capitalizes certain internal and external costs to acquire or create internal use software which are incurred subsequent to the completion of the preliminary project stage. Development costs are generally amortized on a straight-line basis over five years. Costs associated with maintenance and minor enhancements to the features and functionality of the Company’s internal use software, including its website, are expensed as incurred.

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

Intangible Assets Including Goodwill — Identifiable intangible assets with finite lives are amortized over their estimated useful lives. Indefinite-lived intangible assets are not amortized. Definite-lived intangible assets are reviewed for impairment when events and circumstances indicate the asset may be impaired. Goodwill and indefinite-lived intangible assets are tested for impairment annually during the third fiscal quarter and whenever events or circumstances indicate that an impairment may have occurred.

Foreign Currency Translation — The majority of the Company’s international sales are made by international subsidiaries, some of which have the U.S. Dollar as their functional currency. The Company’s subsidiaries that do not use the U.S. Dollar as their functional currency translate assets and liabilities at current exchange rates in effect at the balance sheet date. Revenue and expenses from these international subsidiaries are translated using either the monthly average exchange rates in effect for the period in which the activity was recognized or the specific daily exchange rate associated with the date the transactions actually occur. Foreign currency translation adjustments are included as a component of accumulated other comprehensive income (loss) (“AOCI”) in stockholders’ equity (deficit).

Local currency transactions of international subsidiaries that have the U.S. Dollar as their functional currency are remeasured into U.S. Dollars using the current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets and liabilities. Gains and losses from remeasurement of monetary assets and liabilities are included in interest and other, net on the Consolidated Statements of Income. See Note 20 of the Notes to the Consolidated Financial Statements for amounts recognized from remeasurement during the periods presented.

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

Cash flows from derivative instruments are presented in the same category on the Consolidated Statements of Cash Flows as the cash flows from the underlying hedged items. See Note 8 of the Notes to the Consolidated Financial Statements for a description of the Company’s derivative financial instrument activities.

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

Other

Revenue from leasing arrangements is not subject to the revenue standard for contracts with customers and remains separately accounted for under lease accounting guidance. The Company records operating lease rental revenue as product revenue on a straight-line basis over the lease term. The Company records revenue from the sale of equipment under sales-type leases as product revenue in an amount equal to the present value of minimum lease payments at the inception of the lease. Sales-type leases also produce financing income, which is included in product net revenue in the Consolidated Statements of Income and is recognized at effective rates of return over the lease term. The Company also offers qualified customers fixed-term loans and revolving credit lines for the purchase of products and services offered by the Company. Financing income attributable to these loans is recognized in product net revenue on an accrual basis.

Principal versus Agent — For transactions that involve a third party, the Company evaluates whether it is acting as the principal or the agent in the transaction. This determination requires significant judgement and impacts the amount and timing of revenue recognized. If the Company determines that it controls a good or service before it is transferred to the customer, the Company is acting as the principal and recognizes revenue at the gross amount of consideration it is entitled to from the customer. Conversely, if the Company determines that it does not control the good or service before it is transferred to the customer, the Company is acting as an agent in the transaction. As an agent, the Company is arranging for the good or service to be provided by another party and recognizes revenue at the net amount of consideration retained.

Disaggregation of Revenue — The Company’s revenue is presented on a disaggregated basis on the Consolidated Statements of Income and in Note 19 of the Notes to the Consolidated Financial Statements based on an evaluation of disclosures outside of the financial statements, information regularly reviewed by the chief operating decision maker for evaluating the financial performance of operating segments, and other information that is used to evaluate the Company’s financial performance or make resource allocations. This information includes revenue from products and services, revenue from reportable segments, and revenue by major product categories within the segments.

Contract Assets — Contract assets are rights to consideration in exchange for goods or services that the Company has transferred to a customer when such a right is conditional on something other than the passage of time. Such amounts have been insignificant to date.

Contract Liabilities — Contract liabilities primarily consist of deferred revenue. Deferred revenue is recorded when the Company has invoiced or payments have been received for undelivered products or services, or in situations where revenue recognition criteria have not been met. Deferred revenue primarily includes amounts received in advance for extended warranty services and software maintenance. Revenue is recognized on these items when the revenue recognition criteria are met, generally resulting in ratable recognition over the contract term. The Company also has deferred revenue related to undelivered hardware and professional services, consisting of installations and consulting engagements, which are recognized when the Company’s performance obligations under the contract are completed. See Note 10 of the Notes to the Consolidated Financial Statements for additional information about deferred revenue.

Costs to Obtain a Contract — The Company capitalizes incremental direct costs to obtain a contract, primarily sales commissions and employer taxes related to commission payments, if the costs are deemed to be recoverable. The Company has elected, as a practical expedient, to expense as incurred costs to obtain a contract equal to or less than one year in duration. Capitalized costs are deferred and amortized over the period of contract performance or the estimated life of the customer relationship, if renewals are expected, and are typically amortized over an average period of three to five years. Amortization expense is recognized on a straight-line basis and included in selling, general, and administrative expenses in the Consolidated Statements of Income.

The Company periodically reviews these deferred costs to determine whether events or changes in circumstances have occurred that could impact the carrying value or period of benefit of the deferred sales commissions. There were no material impairment losses for deferred costs to obtain a contract during the fiscal years ended January 28, 2022, January 29, 2021, and January 31, 2020.

Deferred costs to obtain a contract as of January 28, 2022 and January 29, 2021 were $734 million and $737 million, respectively. Deferred costs to obtain a contract are classified as current assets and other non-current assets on the Consolidated Statements of Financial Position, based on when the expense is expected to be recognized. Amortization of costs to obtain a contract during the fiscal years ended January 28, 2022, January 29, 2021, and January 31, 2020 was $380 million, $385 million, and $376 million, respectively.

Standard Warranty Liabilities — The Company records warranty liabilities for estimated costs of fulfilling its obligations under standard limited hardware and software warranties at the time of sale. The liabilities for standard warranties are included in accrued and other current and other non-current liabilities in the Consolidated Statements of Financial Position. The specific warranty terms and conditions vary depending upon the product sold and the country in which the Company does business, but generally includes technical support, parts, and labor over a period ranging from one to three years. Factors that affect the Company’s warranty liabilities include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation. The anticipated rate of warranty claims is the primary factor impacting the estimated warranty obligation. The other factors are less significant due to the fact that the average remaining aggregate warranty period of the covered installed base is approximately 18 months, repair parts are generally already in stock or available at pre-determined prices, and labor rates are generally arranged at preestablished amounts with service providers. Warranty claims are relatively predictable based on historical experience of failure rates. If actual results differ from the estimates, the Company revises its estimated warranty liability. Each quarter, the Company reevaluates its estimates to assess the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Vendor Rebates and Settlements — The Company may receive consideration from vendors in the normal course of business. Certain of these funds are rebates of purchase price paid and others are related to reimbursement of costs incurred by the Company to sell the vendor’s products. The Company recognizes a reduction of cost of goods sold if the funds are determined to be a reduction of the price of the vendor’s products. If the consideration is a reimbursement of costs incurred by the Company to sell or develop the vendor’s products, then the consideration is classified as a reduction of such costs, most often operating expenses, in the Consolidated Statements of Income. In order to be recognized as a reduction of operating expenses, the reimbursement must be for a specific, incremental, and identifiable cost incurred by the Company in selling the vendor’s products or services.

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

Shipping Costs — The Company’s shipping and handling costs are included in cost of net revenue in the Consolidated Statements of Income.

Selling, General, and Administrative — Selling expenses include items such as sales salaries and commissions, marketing and advertising costs, contractor services, and allowance for expected credit losses. Advertising costs are expensed as incurred in selling, general, and administrative expenses in the Consolidated Statements of Income. For the fiscal years ended January 28, 2022, January 29, 2021, and January 31, 2020, advertising expenses were $1.3 billion, $1.0 billion, and $1.1 billion, respectively. General and administrative expenses include items for the Company’s administrative functions, such as finance, legal, human resources, and information technology support. These functions include costs for items such as salaries and benefits and other personnel-related costs, maintenance and supplies, outside services, intangible asset amortization, and depreciation expense.

Research and Development — Research and development (“R&D”) costs are expensed as incurred. As noted in Capitalized Software Development Costs in this Note, qualifying software development costs are capitalized and amortized over time. R&D costs include salaries and benefits and other personnel-related costs associated with product development. Also included in R&D expenses are infrastructure costs, which consist of equipment and material costs, facilities-related costs, and depreciation expense.

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

Stock-Based Compensation — The Company measures stock-based compensation expense for all share-based awards granted based on the estimated fair value of those awards at grant date. To estimate the fair value of performance-based awards containing a market condition, the Company uses the Monte Carlo valuation model. The fair value of all other share-based awards is generally based on the closing price of the Class C Common Stock as reported on the New York Stock Exchange (“NYSE”) on the date of grant.

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

Recently Adopted Accounting Pronouncements

Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity — In August 2020, the FASB issued guidance to simplify the accounting for convertible debt instruments and convertible preferred stock, and the derivatives scope exception for contracts in an entity's own equity. In addition, the guidance on calculating diluted earnings per share has been simplified and made more internally consistent. The Company early adopted this standard as of January 30, 2021. There was no impact on the Consolidated Financial Statements or to diluted earnings per share as of the adoption date.

Simplifying Accounting for Income Taxes — In December 2019, the FASB issued guidance to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, Income Taxes, and by clarifying and amending existing guidance in order to improve consistent application of GAAP for other areas of Topic 740. The Company adopted the standard as of April 30, 2021. The impact of the adoption of this standard was immaterial to the Consolidated Financial Statements.

Measurement of Credit Losses on Financial Instruments — In June 2016, the FASB issued amended guidance which replaced the incurred loss impairment methodology for measurement of credit losses on financial instruments with a methodology (the “current expected credit losses model” or “CECL model”) that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Under the CECL model, the allowance for losses on financial assets, measured at amortized cost, reflects management’s estimate of credit losses over the remaining expected life of such assets.

The Company adopted the standard (the “CECL standard”) as of February 1, 2020 using the modified retrospective method, with the cumulative-effect adjustment to the opening balance of stockholders’ equity (deficit) as of the adoption date. The cumulative effect of adopting the CECL standard resulted in an increase of $111 million and $27 million to the allowance for expected credit losses within financing receivables, net and accounts receivable, net, respectively, on the Consolidated Statements of Financial Position, and a corresponding decrease of $28 million to other non-current liabilities related to deferred taxes and $110 million to stockholders’ equity (deficit) as of February 1, 2020. See Note 5 and Note 20 of the Notes to the Consolidated Financial Statements for additional information about the Company’s allowance for financing receivables losses and allowance for expected credit losses of accounts receivable.

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

See Note 5 and Note 6 of the Notes to the Consolidated Financial Statements for additional information about the Company’s leases from a lessor and lessee perspective, respectively.

NOTE 3 — DISCONTINUED OPERATIONS

VMware Spin-Off — As disclosed in Note 1 of the Notes to the Consolidated Financial Statements, on November 1, 2021, the Company completed its previously announced spin-off of VMware by means of a special stock dividend of 30,678,605 shares of Class A common stock and 307,221,836 shares of Class B common stock of VMware to Dell Technologies stockholders of record as of October 29, 2021.

Prior to receipt of the VMware common stock by the Company’s stockholders, each share of VMware Class B common stock automatically converted into one share of VMware Class A common stock. As a result of these transactions, each holder of record of shares of Dell Technologies common stock as of the distribution record date received approximately 0.440626 of a share of VMware Class A common stock for each share of Dell Technologies common stock held as of such date, based on shares outstanding as of the completion of the VMware Spin-off. The pre-transaction stockholders of Dell Technologies owned shares in two separate public companies, consisting of (1) VMware, which continues to own the businesses of VMware, Inc. and its subsidiaries, and (2) Dell Technologies, which continues to own Dell Technologies’ other businesses and subsidiaries. After the separation, Dell Technologies does not beneficially own any shares of VMware common stock.

VMware paid a cash dividend, pro rata, to each of the holders of VMware common stock in an aggregate amount equal to $11.5 billion, of which Dell Technologies received $9.3 billion. Following the payment by VMware to its stockholders, the separation of VMware from Dell Technologies occurred, including the termination or settlement of certain intercompany accounts and intercompany contracts. Dell Technologies used the net proceeds from its pro rata share of the cash dividend to repay a portion of its outstanding debt.

Dell Technologies determined that the VMware Spin-off, and related distributions, qualified as tax-free for U.S. federal income tax purposes, which required significant judgment by management. In making these determinations, Dell Technologies applied U.S. federal tax law to relevant facts and circumstances and obtained a favorable private letter ruling from the Internal Revenue Service, a tax opinion, and other external tax advice related to the concluded tax treatment. If the completed transactions were to fail to qualify for tax-free treatment for U.S. federal income tax purposes, the Company could be subject to significant liabilities, and there could be material adverse impacts on the Company’s business, financial condition, results of operations and cash flows in future reporting periods.

In connection with and upon completion of the VMware Spin-off, Dell Technologies and VMware entered into various agreements that provide a framework for the relationship between the companies after the transaction, including, among others, a commercial framework agreement, a tax matters agreement, and a transition services agreement.

The CFA referred to in Note 1 to the Notes to the Consolidated Financial Statements provides a framework under which the Company and VMware will continue their commercial relationship after the transaction, particularly with respect to projects mutually agreed by the parties as having the potential to accelerate the growth of an industry, product, service, or platform that may provide one or both companies with a strategic market opportunity. The CFA has an initial term of five years, with automatic one-year renewals occurring annually thereafter, subject to certain terms and conditions.

Pursuant to the CFA, Dell Technologies will continue to act as a distributor of VMware’s standalone products and services and purchase such products and services for resale to end-user customers. Dell Technologies will also continue to integrate VMware’s products and services with Dell Technologies’ offerings and sell them to end users. The Company has determined that it is generally acting as principal in such transactions. The results of such operations are classified as continuing operations within the Company’s Consolidated Statements of Income.

In accordance with applicable accounting guidance, the results of VMware, excluding Dell's resale of VMware offerings, are presented as discontinued operations in the Consolidated Statements of Income and, as such, have been excluded from both continuing operations and segment results for all periods presented. Further, the Company reclassified the assets and liabilities of VMware as assets and liabilities of discontinued operations in the Consolidated Statements of Financial Position as of January 29, 2021. The Consolidated Statements of Cash Flows are presented on a consolidated basis for both continuing operations and discontinued operations.

The tax matters agreement between the Company and VMware governs the respective rights, responsibilities, and obligations of Dell Technologies and VMware with respect to tax liabilities (including taxes, if any, incurred as a result of any failure of the VMware Spin-off to qualify for tax-free treatment for U.S. federal income tax purposes) and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings, cooperation, and other matters regarding tax.

The transition services agreement between the Company and VMware governs the various administrative services which the Company will provide to VMware on an interim transitional basis. Transition services may be provided for up to one year.

Dell Technologies has continuing involvement with VMware due to the activities supported under the CFA. Cash flows between Dell and VMware primarily relate to Dell’s purchase of VMware products and services for resale. See Note 21 of the Notes to the Consolidated Financial Statements for additional information regarding transactions between Dell Technologies and VMware.

The following table presents key components of “Income from discontinued operations, net of income taxes” for the fiscal years ended January 28, 2022, January 29, 2021, and January 31, 2020:

	Fiscal Year Ended (a)
	January 28, 2022	January 29, 2021	January 31, 2020
	(in millions)
Net revenue	$5,798	$7,554	$7,339
Cost of net revenue	(1,632)	(1,723)	(955)
Operating expenses	6,384	7,818	8,038
Interest and other, net	232	135	209
Income from discontinued operations before income taxes	814	1,324	47
Income tax expense (benefit)	49	64	(4,961)
Income from discontinued operations, net of income taxes	$765	$1,260	$5,008
____________________
(a)    The table above reflects the offsetting effects of historical intercompany transactions which are presented on a gross basis within continuing operations on the Consolidated Statements of Income.

The following table presents assets and liabilities that are classified as discontinued operations on the Consolidated Statements of Financial Position as of January 29, 2021:

January 29, 2021 (a)
(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$4,693
Accounts receivable, net	2,057
Other current assets	(1,898)
Total current assets	4,852
Property, plant, and equipment, net	1,598
Long-term investments	290
Goodwill	20,801
Intangible assets, net	5,314
Other non-current assets	4,012
Total assets	$36,867

LIABILITIES
Current liabilities:
Accounts payable	$124
Accrued and other	927
Short-term deferred revenue	3,324
Total current liabilities	4,375
Long-term debt	8,757
Long-term deferred revenue	1,885
Other non-current liabilities	1,437
Total liabilities	$16,454
____________________
(a)    The table above reflects the offsetting effects of historical intercompany transactions which are presented on a gross basis within continuing operations on the Consolidated Statements of Financial Position.

The following table presents significant cash flow items from discontinued operations for the fiscal years ended January 28, 2022, January 29, 2021, and January 31, 2020 included within the Consolidated Statements of Cash Flows:

	Fiscal Year Ended (a)
	January 28, 2022	January 29, 2021	January 31, 2020
	(in millions)
Depreciation and amortization	$1,004	$1,523	$1,685
Capital expenditures	$263	$329	$279
Stock-based compensation expense	$814	$1,122	$1,017

NOTE 4 — FAIR VALUE MEASUREMENTS AND INVESTMENTS

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

	January 28, 2022				January 29, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(in millions)
Assets:
Cash and cash equivalents:
Money market funds	$3,737	$—	$—	$3,737	$5,109	$—	$—	$5,109
Marketable equity and other securities	86	—	—	86	287	—	—	287
Derivative instruments	—	253	—	253	—	95	—	95
Total assets	$3,823	$253	$—	$4,076	$5,396	$95	$—	$5,491
Liabilities:
Derivative instruments	$—	$138	$—	$138	$—	$128	$—	$128
Total liabilities	$—	$138	$—	$138	$—	$128	$—	$128

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

Marketable Equity and Other Securities — The majority of the Company’s investments in equity and other securities that are measured at fair value on a recurring basis consist of strategic investments in publicly-traded companies. The valuation of these securities is based on quoted prices in active markets.

Derivative Instruments — The Company’s derivative financial instruments consist primarily of foreign currency forward and purchased option contracts and interest rate swaps. The fair value of the portfolio is determined using valuation models based on market observable inputs, including interest rate curves, forward and spot prices for currencies, and implied volatilities. Credit risk is also factored into the fair value calculation of the Company’s derivative financial instrument portfolio. See Note 8 of the Notes to the Consolidated Financial Statements for a description of the Company’s derivative financial instrument activities.

Deferred Compensation Plans —The Company offers deferred compensation plans for eligible employees, which allow participants to defer a portion of their compensation. Assets were the same as liabilities associated with the plans at approximately $192 million and $168 million as of January 28, 2022 and January 29, 2021, respectively, and are included in other assets and other liabilities on the Consolidated Statements of Financial Position. The net impact to the Consolidated Statements of Income is not material since changes in the fair value of the assets substantially offset changes in the fair value of the liabilities. As such, assets and liabilities associated with these plans have not been included in the recurring fair value table above.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis — Certain assets are measured at fair value on a nonrecurring basis and therefore are not included in the recurring fair value table above. These assets consist primarily of non-

financial assets such as goodwill and intangible assets. See Note 9 of the Notes to the Consolidated Financial Statements for additional information about goodwill and intangible assets.

As of January 28, 2022 and January 29, 2021, the Company held strategic investments in non-marketable equity and other securities of $1.4 billion and $0.9 billion, respectively. As these investments represent early-stage companies without readily determinable fair values, they are not included in the recurring fair value table above.

Carrying Value and Estimated Fair Value of Outstanding Debt — The following table presents the carrying value and estimated fair value of the Company’s outstanding debt as described in Note 7 of the Notes to the Consolidated Financial Statements, including the current portion, as of the dates indicated:

	January 28, 2022		January 29, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in billions)
Senior Secured Credit Facilities	$—	$—	$6.2	$6.3
Senior Notes	$16.1	$18.5	$20.9	$25.5
Legacy Notes and Debentures	$0.8	$1.1	$1.2	$1.6
EMC Notes	$—	$—	$1.0	$1.0

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

Investments

The Company has strategic investments in equity and other securities as well as investments in fixed-income debt securities. As of January 28, 2022 and January 29, 2021, total investments were $1.8 billion and $1.3 billion, respectively.

Equity and Other Securities

Equity and other securities include strategic investments in marketable and non-marketable securities. Investments in marketable securities are measured at fair value on a recurring basis. The Company has elected to apply the measurement alternative for non-marketable securities. Under the alternative, the Company measures investments without readily determinable fair values at cost, less impairment, adjusted by observable price changes. The Company makes a separate election to use the alternative for each eligible investment and is required to reassess at each reporting period whether an investment qualifies for the alternative. In evaluating these investments for impairment or observable price changes, the Company uses inputs including pre- and post-money valuations of recent financing events and the impact of those events on its fully diluted ownership percentages, as well as other available information regarding the issuer’s historical and forecasted performance.

Carrying Value of Equity and Other Securities

The following table presents the amortized cost, cumulative unrealized gains, cumulative unrealized losses, and carrying value of the Company's strategic investments in marketable and non-marketable equity securities as of the dates indicated.

	January 28, 2022				January 29, 2021
	Cost	Unrealized Gain	Unrealized Loss	Carrying Value	Cost	Unrealized Gain	Unrealized Loss	Carrying Value
	(in millions)
Marketable	$126	$79	$(119)	$86	$185	$144	$(42)	$287
Non-marketable	593	900	(52)	1,441	454	419	(11)	862
Total equity and other securities	$719	$979	$(171)	$1,527	$639	$563	$(53)	$1,149

Gains and Losses on Equity and Other Securities

The following table presents unrealized gains and losses on marketable and non-marketable equity and other securities for the periods indicated:

	Fiscal Year Ended
	January 28, 2022	January 29, 2021	January 31, 2020
	(in millions)
Marketable securities
Unrealized gain	$45	$288	$5
Unrealized loss	(151)	(45)	(18)
Net unrealized gain (loss)	(106)	243	(13)
Non-marketable securities
Unrealized gain	604	190	75
Unrealized loss	(43)	(59)	(15)
Net unrealized gain (a)	561	131	60
Total net gain on equity and other securities	$455	$374	$47
____________________
(a)    For all periods presented, net gains on non-marketable securities are due to upward adjustments for observable price changes offset by losses primarily attributable to impairments.

Fixed Income Debt Securities

The Company has fixed income debt securities carried at amortized cost which are held as collateral for borrowings. The Company intends to hold the investments to maturity.

The following table summarizes the Company’s debt securities for the periods indicated:

	January 28, 2022				January 29, 2021
	Amortized Cost	Unrealized Gains	Unrealized Loss	Carrying Value	Amortized Cost	Unrealized Gains	Unrealized Loss	Carrying Value
	(in millions)
Fixed income debt securities	$333	$26	$(47)	$312	$176	$12	$(3)	$185

NOTE 5 — FINANCIAL SERVICES

The Company offers or arranges various financing options and services, and alternative payment structures for its customers globally. The Company also arranges financing for some of its customers in various countries where DFS does not currently operate as a captive enterprise. The Company further strengthens customer relationships through flexible consumption models, which enable the Company to offer its customers the option to pay over time and, in certain cases, based on utilization, to provide them with financial flexibility to meet their changing technological requirements. The key activities of DFS include originating, collecting, and servicing customer financing arrangements primarily related to the purchase or use of Dell Technologies products and services. In some cases, DFS also offers financing for the purchase of third-party technology products that complement the Dell Technologies portfolio of products and services. New financing originations were $8.5 billion, $8.9 billion, and $8.5 billion for the fiscal years ended January 28, 2022, January 29, 2021, and January 31, 2020, respectively.

The Company’s lease and loan arrangements with customers are aggregated primarily into the following categories:

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

Financing Receivables

The following table presents the components of the Company’s financing receivables segregated by portfolio segment as of the dates indicated:

	January 28, 2022			January 29, 2021
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total
	(in millions)
Financing receivables, net:
Customer receivables, gross (a)	$750	$9,833	$10,583	$796	$9,588	$10,384
Allowances for losses	(102)	(87)	(189)	(148)	(173)	(321)
Customer receivables, net	648	9,746	10,394	648	9,415	10,063
Residual interest	—	217	217	—	424	424
Financing receivables, net	$648	$9,963	$10,611	$648	$9,839	$10,487
Short-term	$648	$4,441	$5,089	$648	$4,500	$5,148
Long-term	$—	$5,522	$5,522	$—	$5,339	$5,339
____________________
(a)    Customer receivables, gross include amounts due from customers under revolving loans, fixed-term loans, fixed-term sales-type or direct financing leases, and accrued interest.

The following table presents the changes in allowance for financing receivable losses for the periods indicated:

	Revolving	Fixed-term	Total
	(in millions)
Allowance for financing receivable losses:
Balances as of February 1, 2019	$75	$61	$136
Charge-offs, net of recoveries	(71)	(23)	(94)
Provision charged to income statement	66	41	107
Balances as of January 31, 2020	70	79	149
Adjustment for adoption of accounting standard (Note 2)	40	71	111
Charge-offs, net of recoveries	(62)	(29)	(91)
Provision charged to income statement	100	52	152
Balances as of January 29, 2021	148	173	321
Charge-offs, net of recoveries	(43)	(29)	(72)
Provision charged to income statement	(3)	(57)	(60)
Balances as of January 28, 2022	$102	$87	$189

Aging

The following table presents the aging of the Company’s customer financing receivables, gross, including accrued interest, segregated by class, as of the dates indicated:

	January 28, 2022				January 29, 2021
	Current	Past Due 1 — 90 Days	Past Due >90 Days	Total	Current	Past Due 1 — 90 Days	Past Due >90 Days	Total
	(in millions)
Revolving — DPA	$520	$40	$11	$571	$578	$30	$13	$621
Revolving — DBC	158	18	3	179	157	14	4	175
Fixed-term — Consumer and Commercial	9,444	345	44	9,833	9,185	316	87	9,588
Total customer receivables, gross	$10,122	$403	$58	$10,583	$9,920	$360	$104	$10,384

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

Credit Quality

The following tables present customer receivables, gross, including accrued interest, by credit quality indicator segregated by class, as of the dates indicated:

	January 28, 2022
	Fixed-term — Consumer and Commercial
	Fiscal Year of Origination
	2022	2021	2020	2019	2018	Years Prior	Revolving — DPA	Revolving — DBC	Total
	(in millions)
Higher	$3,279	$1,824	$914	$221	$25	$3	$150	$46	$6,462
Mid	1,071	751	329	94	17	—	166	57	2,485
Lower	599	450	208	42	6	—	255	76	1,636
Total	$4,949	$3,025	$1,451	$357	$48	$3	$571	$179	$10,583

	January 29, 2021
	Fixed-term — Consumer and Commercial
	Fiscal Year of Origination
	2021	2020	2019	2018	2017	Years Prior	Revolving — DPA	Revolving — DBC	Total
	(in millions)
Higher	$3,119	$1,801	$661	$166	$26	$—	$172	$47	$5,992
Mid	1,121	671	287	73	9	—	188	52	2,401
Lower	865	499	243	38	9	—	261	76	1,991
Total	$5,105	$2,971	$1,191	$277	$44	$—	$621	$175	$10,384

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

Leases

Interest income on sales-type lease receivables was $246 million, $270 million, and $259 million for the fiscal years ended January 28, 2022, January 29, 2021, and January 31, 2020, respectively.

The following table presents the net revenue, cost of net revenue, and gross margin recognized at the commencement date of sales-type leases for the periods indicated:

	Fiscal Year Ended
	January 28, 2022	January 29, 2021	January 31, 2020
	(in millions)
Net revenue — products	$756	$824	$770
Cost of net revenue — products	583	578	582
Gross margin — products	$173	$246	$188

The following table presents the future maturity of the Company’s fixed-term customer leases and associated financing payments, and reconciles the undiscounted cash flows to the customer receivables, gross recognized on the Consolidated Statements of Financial Position as of the date indicated:

January 28, 2022
(in millions)
Fiscal 2023	$2,488
Fiscal 2024	1,627
Fiscal 2025	938
Fiscal 2026	375
Fiscal 2027 and beyond	96
Total undiscounted cash flows	5,524
Fixed-term loans	4,921
Revolving loans	750
Less: unearned income	(612)
Total customer receivables, gross	$10,583

Operating Leases

The following table presents the components of the Company’s operating lease portfolio included in Property, plant, and equipment, net as of the dates indicated:

	January 28, 2022	January 29, 2021
	(in millions)
Equipment under operating lease, gross	$2,643	$1,746
Less: accumulated depreciation	(935)	(432)
Equipment under operating lease, net	$1,708	$1,314

Operating lease income relating to lease payments was $717 million, $452 million, and $169 million for the fiscal years ended January 28, 2022, January 29, 2021, and January 31, 2020, respectively. Depreciation expense was $536 million, $334 million, and $115 million for the fiscal years ended January 28, 2022, January 29, 2021, and January 31, 2020, respectively.

The following table presents the future payments to be received by the Company as lessor in operating lease contracts as of the date indicated:

January 28, 2022
(in millions)
Fiscal 2023	$809
Fiscal 2024	557
Fiscal 2025	311
Fiscal 2026	82
Fiscal 2027 and beyond	25
Total	$1,784

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

	January 28, 2022	January 29, 2021
DFS debt	(in millions)
DFS U.S. debt:
Asset-based financing and securitization facilities	$3,054	$3,311
Fixed-term securitization offerings	3,011	2,961
Other	135	140
Total DFS U.S. debt	6,200	6,412
DFS international debt:
Securitization facility	739	786
Other borrowings	785	1,006
Note payable	250	250
Dell Bank Senior Unsecured Eurobonds	1,672	1,212
Total DFS international debt	3,446	3,254
Total DFS debt	$9,646	$9,666
Total short-term DFS debt	$5,803	$4,888
Total long-term DFS debt	$3,843	$4,778

DFS U.S. Debt

Asset-Based Financing and Securitization Facilities — The Company maintains separate asset-based financing facilities and a securitization facility in the United States, which are revolving facilities for fixed-term leases and loans and for revolving loans, respectively. This debt is collateralized solely by the U.S. loan and lease payments and associated equipment in the facilities. The debt has a variable interest rate and the duration of the debt is based on the terms of the underlying loan and lease payment streams. As of January 28, 2022, the total debt capacity related to the U.S. asset-based financing and securitization facilities was $4.5 billion. The Company enters into interest swap agreements to effectively convert a portion of this debt from a floating rate to a fixed rate. See Note 8 of the Notes to the Consolidated Financial Statements for additional information about interest rate swaps.

The Company’s U.S. securitization facility for revolving loans is effective through June 25, 2022. The Company’s two U.S. asset-based financing facilities for fixed-term leases and loans are effective through July 10, 2023 and July 26, 2022, respectively.

The asset-based financing and securitization facilities contain standard structural features related to the performance of the funded receivables, which include defined credit losses, delinquencies, average credit scores, and minimum collection requirements. In the event one or more of these criteria are not met and the Company is unable to restructure the facility, no further funding of receivables will be permitted and the timing of the Company’s expected cash flows from over-collateralization will be delayed. As of January 28, 2022, these criteria were met.

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

DFS International Debt

Securitization Facility — The Company maintains a securitization facility in Europe for fixed-term leases and loans. This facility is effective through December 21, 2022 and had a total debt capacity of $892 million as of January 28, 2022.

The securitization facility contains standard structural features related to the performance of the securitized receivables, which include defined credit losses, delinquencies, average credit scores, and minimum collection requirements. In the event one or more of these criteria are not met and the Company is unable to restructure the program, no further funding of receivables will be permitted and the timing of the Company’s expected cash flows from over-collateralization will be delayed. As of January 28, 2022, these criteria were met.

Other Borrowings — In connection with the Company’s international financing operations, the Company has entered into revolving structured financing debt programs related to its fixed-term lease and loan products sold in Canada, Europe, Australia, and New Zealand. The Canadian facility, which is collateralized solely by Canadian loan and lease payments and associated equipment, had a total debt capacity of $353 million as of January 28, 2022, and is effective through January 16, 2025. The European facility, which is collateralized solely by European loan and lease payments and associated equipment, had a total debt capacity of $669 million as of January 28, 2022, and is effective through December 14, 2023. The Australia and New Zealand facility, which is collateralized solely by Australia and New Zealand loan and lease payments and associated equipment, had a total debt capacity of $316 million as of January 28, 2022, and is effective through April 20, 2023.

Note Payable —On August 7, 2020, the Company entered into two new unsecured credit agreements to fund receivables in Mexico. As of January 28, 2022, the aggregate principal amount of the notes payable was $250 million. The notes bear interest at an annual rate of 3.37% and will mature on June 1, 2022.

Dell Bank Senior Unsecured Eurobonds — On October 17, 2019, Dell Bank International D.A.C. issued 500 million Euro of 0.625% senior unsecured three year eurobonds due October 2022. On June 24, 2020, Dell Bank International D.A.C. issued an additional 500 million Euro of 1.625% senior unsecured four year eurobonds due June 2024. On October 27, 2021, Dell Bank International D.A.C issued 500 million Euro of 0.5% senior unsecured five years eurobonds due October 2026. The issuance of the senior unsecured eurobonds support the expansion of the financing operations in Europe.

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

The following table presents the assets and liabilities held by the consolidated VIEs as of the dates indicated, which are included in the Consolidated Statements of Financial Position:

	January 28, 2022	January 29, 2021
	(in millions)
Assets held by consolidated VIEs
Other current assets	$535	$838
Financing receivables, net of allowance
Short-term	$3,368	$3,534
Long-term	$3,141	$3,314
Property, plant, and equipment, net	$945	$792
Liabilities held by consolidated VIEs
Debt, net of unamortized debt issuance costs
Short-term	$4,560	$4,208
Long-term	$2,235	$2,841

Loan and lease payments and associated equipment transferred via securitization through SPEs were $5.3 billion and $6.1 billion for the fiscal years ended January 28, 2022 and January 29, 2021, respectively.

Customer Receivable Sales

To manage certain concentrations of customer credit exposure, the Company may sell selected fixed-term customer receivables to unrelated third parties on a periodic basis, without recourse. The amount of customer receivables sold for this purpose was $201 million, $648 million, and $538 million for the fiscal years ended January 28, 2022, January 29, 2021, and January 31, 2020, respectively. The Company’s continuing involvement in these customer receivables is primarily limited to servicing arrangements.

NOTE 6 — LEASES

The Company enters into leasing transactions in which the Company is the lessee. These lease contracts are typically classified as operating leases. The Company’s lease contracts are generally for office buildings used to conduct its business, and the determination of whether such contracts contain leases generally does not require significant estimates or judgments. The Company also leases certain global logistics warehouses, employee vehicles, and equipment. As of January 28, 2022, the remaining terms of the Company’s leases range from less than two months to eleven years.

The Company also enters into leasing transactions in which the Company is the lessor, primarily through customer financing arrangements offered through DFS. DFS originates leases that are primarily classified as either sales-type leases or operating leases. See Note 5 of the Notes to the Consolidated Financial Statements for more information on the DFS lease portfolio and related lease disclosures.

Financial information associated with the Company’s leases in which the Company is the lessee is contained in this Note. As of January 28, 2022 and January 29, 2021, there were no material finance leases for which the Company was a lessee.

The following table presents components of lease costs included in the Consolidated Statements of Income for the periods indicated:

	Fiscal Year Ended
	January 28, 2022	January 29, 2021
	(in millions)
Operating lease costs	$335	$348
Variable costs	96	132
Total lease costs	$431	$480

During the fiscal years ended January 28, 2022 and January 29, 2021, sublease income, finance lease costs, and short-term lease costs were immaterial.

The following table presents supplemental information related to operating leases included in the Consolidated Statements of Financial Position as of the dates indicated:

	Classification	January 28, 2022	January 29, 2021
		(in millions, except for term and discount rate)
Operating lease Right-of-Use assets	Other non-current assets	$871	$1,121

Current operating lease liabilities	Accrued and other current liabilities	$287	$328
Non-current operating lease liabilities	Other non-current liabilities	720	897
Total operating lease liabilities		$1,007	$1,225

Weighted-average remaining lease term (in years)		5.51	5.68
Weighted-average discount rate		3.01%	3.23%

The following table presents supplemental cash flow information related to leases for the periods indicated:

	Fiscal Year Ended
	January 28, 2022	January 29, 2021
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities — operating cash outflows from operating leases (a)	$459	$523

Right-of-Use assets obtained in exchange for new operating lease liabilities	$144	$548
____________________
(a) Cash paid for amounts included in the measurement of lease liabilities - operating cash outflows from operating leases from discontinued operations was $135 million and $174 million for the fiscal years ended January 28, 2022 and January 29, 2021 respectively.

The following table presents the future maturity of the Company’s operating lease liabilities under non-cancelable leases and reconciles the undiscounted cash flows for these leases to the lease liability recognized on the Consolidated Statements of Financial Position as of the date indicated:

January 28, 2022
(in millions)
Fiscal 2023	$286
Fiscal 2024	219
Fiscal 2025	154
Fiscal 2026	120
Fiscal 2027	97
Thereafter	216
Total lease payments	1,092
Less: Imputed interest	(85)
Total	$1,007
Current operating lease liabilities	$287
Non-current operating lease liabilities	$720

As of January 28, 2022, the Company’s undiscounted operating leases that had not yet commenced were immaterial.

NOTE 7 — DEBT

The following table summarizes the Company’s outstanding debt as of the dates indicated:

	January 28, 2022	January 29, 2021
	(in millions)
Senior Secured Credit Facilities:
2.00% Term Loan B-1 Facility due September 2025	$—	$3,143
1.84% Term Loan A-6 Facility due March 2024	—	3,134
Senior Notes:
5.88% due June 2021	—	1,075
5.45% due June 2023	1,000	3,750
7.13% due June 2024	—	1,625
4.00% due July 2024	1,000	1,000
5.85% due July 2025	1,000	1,000
6.02% due June 2026	4,500	4,500
4.90% due October 2026	1,750	1,750
6.10% due July 2027	500	500
5.30% due October 2029	1,750	1,750
6.20% due July 2030	750	750
8.10% due July 2036	1,000	1,500
3.38% due December 2041	1,000	—
8.35% due July 2046	800	2,000
3.45% due December 2051	1,250	—
Legacy Notes and Debentures:
4.63% due April 2021	—	400
7.10% due April 2028	300	300
6.50% due April 2038	388	388
5.40% due September 2040	264	264
EMC Notes:
3.38% due June 2023	—	1,000
DFS Debt (Note 5)	9,646	9,666
Other	337	180
Total debt, principal amount	$27,235	$39,675
Unamortized discount, net of unamortized premium	(134)	(178)
Debt issuance costs	(147)	(275)
Total debt, carrying value	$26,954	$39,222
Total short-term debt, carrying value	$5,823	$6,357
Total long-term debt, carrying value	$21,131	$32,865

During the fiscal year ended January 28, 2022, total outstanding debt decreased by $12.3 billion primarily as a result of principal repayments funded by proceeds from the VMware Spin-off special dividend of $9.3 billion and cash on hand. The net decrease in the Company’s debt balance was attributable to repayments of $7.2 billion principal amount of Senior Notes, $6.3 billion principal amount of Senior Secured Credit Facilities, $1.0 billion principal amount of EMC Notes, and $0.4 billion principal amount of Legacy Notes and Debentures. These decreases were partially offset by the issuance of $2.3 billion in aggregate principal amount of Senior Notes.

2021 Debt Tender Offers

On December 21, 2021, the Company completed tender offers for outstanding Senior Notes. The transaction was funded with the net proceeds received from the December 13, 2021 issuance of $1.0 billion aggregate principal amount of 3.38% Senior Notes due December 15, 2041 and $1.3 billion aggregate principal amount of 3.45% Senior Notes due December 15, 2051, as well as $0.7 billion of cash and cash equivalents.

As a result of the transaction, the Company retired $1.2 billion in aggregate principal amount of 8.35% Senior Notes due 2046 and $0.5 billion in aggregate principal amount of 8.10% Senior Notes due 2036. The Company incurred $1.2 billion in debt extinguishment fees recognized in interest and other, net in the Consolidated Statements of Income.

2021 Revolving Credit Facility

On November 1, 2021, the Company entered into a new senior unsecured Revolving Credit Facility (the “2021 Revolving Credit Facility”) to replace the previous senior secured Revolving Credit Facility (the “Revolving Credit Facility”). Following the full redemption of the outstanding term loan facilities and replacement of the Revolving Credit Facility, the credit agreement governing the Revolving Credit Facility (the “Previous Credit Agreement”) was terminated.

The 2021 Revolving Credit Facility, which matures on November 1, 2026, provides the Company with revolving commitments in an aggregate principal amount of $5.0 billion for general corporate purposes and includes a letter of credit sub-facility of up to $0.5 billion and a swing-line loan sub-facility of up to $0.5 billion. The 2021 Revolving Credit Facility also allows the Company to request incremental commitments on one or more occasions in minimum amounts of $10 million.

The Company may conduct borrowings under the 2021 Revolving Credit Facility through London Interbank Offered Rate (“LIBOR”) borrowings or Base Rate Loan borrowings. LIBOR borrowings bear interest at a rate per annum equal to the LIBOR, plus an applicable rate that varies based upon the Company’s existing debt ratings (the “applicable rate”). Base Rate Loan borrowings bear interest at a rate per annum equal to the base rate plus the applicable rate. The base rate is calculated based upon the greatest of the specified prime rate, the specified federal reserve bank rate, or LIBOR plus 1%.

The borrowers may voluntarily repay outstanding loans under the 2021 Revolving Credit Facility at any time without premium or penalty, other than customary breakage costs.

As of January 28, 2022, available borrowings under the 2021 Revolving Credit Facility totaled $5.0 billion.

Outstanding Debt

Senior Notes — The Company completed private offerings of multiple series of senior notes which were issued on June 1, 2016, June 22, 2016, March 20, 2019, April 9, 2020, and December 13, 2021 in aggregate principal amounts of $20.0 billion, $3.3 billion, $4.5 billion, $2.3 billion, and $2.3 billion respectively (the “Senior Notes”). Interest on these borrowings is payable semiannually.

In June 2021, Dell International L.L.C and EMC Corporation (the “Issuers”), wholly-owned subsidiaries of Dell Technologies, completed offers to exchange any and all outstanding Senior Notes issued on June 1,2016, March 20, 2019, and April 9, 2020 (the “First Lien Notes”) for first lien notes registered under the Securities Act of 1933 having terms substantially identical to the terms of the outstanding First Lien Notes. The Issuers issued $18.4 billion aggregate principal amount of registered first lien notes in exchange for the same aggregate principal amount of First Lien Notes. The aggregate principal amount of unregistered First Lien Notes remaining outstanding following the settlement of the exchange offers was approximately $0.1 billion.

Such registered first lien notes, together with the remaining unregistered First Lien Notes, were previously secured on a pari passu basis with the Senior Secured Credit Facilities, on a first-priority basis by substantially all of the tangible and intangible assets of the issuers and guarantors that secured obligations under the Previous Credit Agreement, including pledges of all capital stock of the issuers, Dell Inc., a wholly-owned subsidiary of Dell Technologies Inc., and certain wholly-owned material subsidiaries of the issuers and the guarantors, subject to certain exceptions.

Following the termination of the Previous Credit Agreement, and upon Dell Technologies receiving investment grade credit ratings, the tangible and intangible assets of the issuers and guarantors that secured obligations under the Senior Secured Credit Facilities were released as collateral. As a result, the registered first lien notes and the remaining unregistered First Lien Notes are fully unsecured and are collectively referred to as “Senior Notes” in these Notes to the Consolidated Financial Statements.

Legacy Notes and Debentures — The Company has outstanding unsecured notes and debentures (collectively, the “Legacy Notes and Debentures”) that were issued by Dell prior to the acquisition of Dell Inc. by Dell Technologies Inc. in the going-private transaction that closed in October 2013. Interest on these borrowings is payable semiannually.

DFS Debt — See Note 5 and Note 8 of the Notes to the Consolidated Financial Statements, respectively, for discussion of DFS debt and the interest rate swap agreements that hedge a portion of that debt.

Covenants — The credit agreement governing the 2021 Revolving Credit Facility and the indentures governing the Senior Notes and the Legacy Notes and Debentures variously impose limitations, subject to exceptions, on creating certain liens and entering into sale and lease-back transactions. The foregoing credit agreement and indentures contain customary events of default, including failure to make required payments, failure to comply with covenants, and the occurrence of certain events of bankruptcy and insolvency. The 2021 Revolving Credit Facility is also subject to an interest coverage ratio covenant that is tested at the end of each fiscal quarter with respect to the Company’s preceding four fiscal quarters. The Company was in compliance with financial covenants as of January 28, 2022.

Aggregate Future Maturities

The following tables presents the aggregate future maturities of the Company’s debt as of January 28, 2022 for the periods indicated:

	Maturities by Fiscal Year
	2023	2024	2025	2026	2027	Thereafter	Total
	(in millions)
Senior Notes	$—	$1,000	$1,000	$1,000	$6,250	$7,050	$16,300
Legacy Notes and Debentures	—	—	—	—	—	952	952
DFS Debt	5,803	2,195	1,000	85	563	—	9,646
Other	25	173	116	20	1	2	337
Total maturities, principal amount	5,828	3,368	2,116	1,105	6,814	8,004	27,235
Associated carrying value adjustments	(5)	(6)	(9)	(8)	(59)	(194)	(281)
Total maturities, carrying value amount	$5,823	$3,362	$2,107	$1,097	$6,755	$7,810	$26,954

NOTE 8 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

During the fiscal years ended January 28, 2022, January 29, 2021, and January 31, 2020, the Company did not discontinue any cash flow hedges related to foreign exchange contracts that had a material impact on the Company’s results of operations due to the probability that the forecasted cash flows would not occur.

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

Interest rate swaps are utilized to manage the interest rate risk, at a portfolio level, associated with DFS operations in Europe. The interest rate swaps economically convert the fixed rate on financing receivables to a three-month Euribor floating rate in order to match the floating rate nature of the banks’ funding pool. These contracts are not designated for hedge accounting and most expire within five years or less.

The Company utilizes cross-currency amortizing swaps to hedge the currency and interest rate risk exposure associated with the European securitization program.  The cross currency swaps combine a Euro-based interest rate swap with a British Pound or U.S. Dollar foreign exchange forward contract in which the Company pays a fixed British Pound or U.S. Dollar amount and receives a floating amount in Euros linked to the one-month Euribor.  The notional value of the swaps amortizes in line with the expected cash flows and run-off of the securitized assets.  The swaps are not designated for hedge accounting and expire within five years or less.

Derivative Instruments

Notional Amounts of Outstanding Derivative Instruments

	January 28, 2022	January 29, 2021
	(in millions)
Foreign exchange contracts:
Designated as cash flow hedging instruments	$7,879	$6,840
Non-designated as hedging instruments	8,713	9,890
Total (a)	$16,592	$16,730
Interest rate contracts:
Non-designated as hedging instruments	$6,715	$5,859
____________________
(a)    Total foreign exchange contracts attributable to discontinued operations was $1.7 billion as of January 29, 2021.

Effect of Derivative Instruments Designated as Hedging Instruments on the Consolidated Statements of Financial Position and the Consolidated Statements of Income

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in Accumulated OCI, Net of Tax, on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income
	(in millions)		(in millions)
For the fiscal year ended January 28, 2022
		Total net revenue	$158
Foreign exchange contracts	$374	Total cost of net revenue	(3)
Interest rate contracts	—	Interest and other, net	—
Total	$374	Income from discontinued operations	3
		Total	$158

For the fiscal year ended January 29, 2021
		Total net revenue	$(98)
Foreign exchange contracts	$(200)	Total cost of net revenue	5
Interest rate contracts	—	Interest and other, net	—
Total	$(200)	Income from discontinued operations	(7)
		Total	$(100)

For the fiscal year ended January 31, 2020
		Total net revenue	$217
Foreign exchange contracts	$269	Total cost of net revenue	—
Interest rate contracts	—	Interest and other, net	—
Total	$269	Income from discontinued operations	9
		Total	$226

Effect of Derivative Instruments Not Designated as Hedging Instruments on the Consolidated Statements of Income

	Fiscal Year Ended
	January 28, 2022	January 29, 2021	January 31, 2020	Location of Gain (Loss) Recognized
	(in millions)
Foreign exchange contracts	$(469)	$169	$(206)	Interest and other, net
Interest rate contracts	10	(45)	(28)	Interest and other, net
Foreign exchange contracts	26	(62)	54	Income from discontinued operations
Total	$(433)	$62	$(180)

Fair Value of Derivative Instruments in the Consolidated Statements of Financial Position

The Company presents its foreign exchange derivative instruments on a net basis in the Consolidated Statements of Financial Position due to the right of offset by its counterparties under master netting arrangements. The following tables present the fair value of those derivative instruments presented on a gross basis as the dates indicated:

	January 28, 2022
	Other Current Assets	Other Non- Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value
	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange contracts in an asset position	$135	$—	$50	$—	$185
Foreign exchange contracts in a liability position	(5)	—	(8)	—	(13)
Net asset (liability)	130	—	42	—	172
Derivatives not designated as hedging instruments:
Foreign exchange contracts in an asset position	280	2	106	—	388
Foreign exchange contracts in a liability position	(189)	—	(244)	(5)	(438)
Interest rate contracts in an asset position	—	30	—		30
Interest rate contracts in a liability position	—	—	—	(37)	(37)
Net asset (liability)	91	32	(138)	(42)	(57)
Total derivatives at fair value	$221	$32	$(96)	$(42)	$115

	January 29, 2021
	Other Current Assets	Other Non- Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value
	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange contracts in an asset position	$28	$—	$18	$—	$46
Foreign exchange contracts in a liability position	(10)	—	(14)	—	(24)
Net asset (liability)	18	—	4	—	22
Derivatives not designated as hedging instruments:
Foreign exchange contracts in an asset position	175	—	58	—	233
Foreign exchange contracts in a liability position	(108)	—	(155)	(4)	(267)
Interest rate contracts in an asset position	—	10	—	—	10
Interest rate contracts in a liability position	—	—	—	(31)	(31)
Net asset (liability)	67	10	(97)	(35)	(55)
Total derivatives at fair value	$85	$10	$(93)	$(35)	$(33)

The following tables present the gross amounts of the Company’s derivative instruments, amounts offset due to master netting agreements with the Company’s counterparties, and the net amounts recognized in the Consolidated Statements of Financial Position as of the dates indicated:

	January 28, 2022
	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ (Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount of Assets/ (Liabilities) Recognized in the Statement of Financial Position
				Financial Instruments	Cash Collateral Received or Pledged
	(in millions)
Derivative instruments:
Financial assets	$603	$(350)	$253	$—	$—	$253
Financial liabilities	(488)	350	(138)	—	24	(114)
Total derivative instruments	$115	$—	$115	$—	$24	$139

	January 29, 2021
	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ (Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount of Assets/ (Liabilities) Recognized in the Statement of Financial Position
				Financial Instruments	Cash Collateral Received or Pledged
	(in millions)
Derivative instruments:
Financial assets	$289	$(194)	$95	$—	$—	$95
Financial liabilities	(322)	194	(128)	—	2	(126)
Total derivative instruments	$(33)	$—	$(33)	$—	$2	$(31)

NOTE 9 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Infrastructure Solutions Group and Client Solutions Group reporting units are consistent with the reportable segments identified in Note 19 of the Notes to the Consolidated Financial Statements. Other businesses consists of VMware Resale, Secureworks and Virtustream which each represent separate reporting units.

The following table presents goodwill allocated to the Company’s reportable segments and changes in the carrying amount of goodwill as of the dates indicated:

	Infrastructure Solutions Group	Client Solutions Group	Other Businesses	Total
	(in millions)
Balances as of January 31, 2020	$15,089	$4,237	$1,833	$21,159
Goodwill acquired	—	—	9	9
Impact of foreign currency translation	236	—	9	245
Goodwill divested (a)	—	—	(1,385)	(1,385)
Balances as of January 29, 2021	15,325	4,237	466	20,028
Impact of foreign currency translation	(219)	—	—	(219)
Goodwill divested (b)	—	—	(39)	(39)
Balances as of January 28, 2022	$15,106	$4,237	$427	$19,770
____________________
(a)    During the fiscal year ended January 29, 2021, Dell Technologies completed its sale of RSA Security. Prior to the divestiture, RSA Security was included within other businesses. See Note 1 of the Notes to the Consolidated Financial Statements for additional information about the divestiture of RSA Security.
(b)    During the fiscal year ended January 28, 2022, Dell Technologies completed its sale of Boomi. Prior to the divestiture, Boomi was included within other businesses. See Note 1 of the Notes to the Consolidated Financial Statements for additional information about the divestiture of Boomi.

Intangible Assets

The following table presents the Company’s intangible assets as of the dates indicated:

	January 28, 2022			January 29, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in millions)
Customer relationships	$16,956	$(13,938)	$3,018	$16,964	$(12,929)	$4,035
Developed technology	9,635	(8,405)	1,230	9,659	(7,834)	1,825
Trade names	885	(757)	128	885	(715)	170
Definite-lived intangible assets	27,476	(23,100)	4,376	27,508	(21,478)	6,030
Indefinite-lived trade names	3,085	—	3,085	3,085	—	3,085
Total intangible assets	$30,561	$(23,100)	$7,461	$30,593	$(21,478)	$9,115

Amortization expense related to definite-lived intangible assets was approximately $1.6 billion, $2.1 billion, and $3.0 billion for the fiscal years ended January 28, 2022, January 29, 2021, and January 31, 2020, respectively. There were no material impairment charges related to intangible assets during the fiscal years ended January 28, 2022 and January 29, 2021. During the fiscal year ended January 31, 2020, the Company recognized an impairment charge of approximately $266 million related to Virtustream intangible assets, net and within in Selling, general, and administrative in the Consolidated Statements of Income.

During the fiscal year ended January 29, 2021, the Company recognized proceeds and a gain of $120 million from the sale of certain internally developed intellectual property assets.

The following table presents the estimated future annual pre-tax amortization expense of definite-lived intangible assets as of the date indicated:

January 28, 2022
(in millions)
Fiscal 2023	$977
Fiscal 2024	776
Fiscal 2025	607
Fiscal 2026	474
Fiscal 2027	361
Thereafter	1,181
Total	$4,376

Goodwill and Intangible Assets Impairment Testing

Goodwill and indefinite-lived intangible assets are tested for impairment annually during the third fiscal quarter and whenever events or circumstances may indicate that an impairment has occurred.

For the annual impairment review in the third quarter of Fiscal 2022, the Company elected to bypass the assessment of qualitative factors to determine whether it was more likely than not that the fair value of a reporting unit was less than its carrying amount, including goodwill. In electing to bypass the qualitative assessment, the Company proceeded directly to perform a quantitative goodwill impairment test to measure the fair value of each goodwill reporting unit relative to its carrying amount, and to determine the amount of goodwill impairment loss to be recognized, if any.

Management exercised significant judgment related to the above assessment, including the identification of goodwill reporting units, assignment of assets and liabilities to goodwill reporting units, assignment of goodwill to reporting units, and determination of the fair value of each goodwill reporting unit. The fair value of each goodwill reporting unit is generally estimated using a combination of public company multiples and discounted cash flow methodologies, except with respect to Secureworks, which is a publicly-traded entity, in which case the fair value is determined based primarily on the public company market valuation. The discounted cash flow and public company multiples methodologies require significant judgment, including estimation of future revenues, gross margins, and operating expenses, which are dependent on internal forecasts, current and anticipated economic conditions and trends, selection of market multiples through assessment of the reporting unit’s performance relative to peer competitors, the estimation of the long-term revenue growth rate and discount rate of the Company’s business, and the determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the fair value of the goodwill reporting unit, potentially resulting in a non-cash impairment charge.

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

Based on the results of the annual impairment test performed during the fiscal year ended January 28, 2022, the fair values of each of the reporting units exceeded their carrying values. No impairment test was performed during the fiscal year ended January 28, 2022 other than the Company’s annual impairment review.

NOTE 10 — DEFERRED REVENUE

Deferred Revenue — Deferred revenue is recorded for support and deployment services, software maintenance, professional services, training, and Software-as-a-Service when the Company has invoiced or payments have been received for undelivered products or services where transfer of control has not occurred. Revenue is recognized on these items when the revenue recognition criteria are met, generally resulting in ratable recognition over the contract term. The Company also has deferred revenue related to undelivered hardware and professional services, consisting of installations and consulting engagements, which is recognized as the Company’s performance obligations under the contract are completed.

The following table presents the changes in the Company’s deferred revenue for the periods indicated:

	Fiscal Year Ended
	January 28, 2022	January 29, 2021
	(in millions)
Deferred revenue:
Deferred revenue at beginning of period	$25,592	$22,539
Revenue deferrals	20,968	20,412
Revenue recognized	(18,843)	(17,098)
Other (a)	(144)	(261)
Deferred revenue at end of period	$27,573	$25,592
Short-term deferred revenue	$14,261	$13,201
Long-term deferred revenue	$13,312	$12,391
____________________
(a)    For the fiscal year ended January 28, 2022, Other consists of divested deferred revenue from the sale of Boomi. For the fiscal year ended January 29, 2021, Other consists of divested deferred revenue from the sale of RSA Security. See Note 1 of the Notes to the Consolidated Financial Statements for more information about the divestitures of Boomi and RSA Security.

Remaining Performance Obligations — Remaining performance obligations represent the aggregate amount of the transaction price allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include deferred revenue plus unbilled amounts not yet recorded in deferred revenue. The value of the transaction price allocated to remaining performance obligations as of January 28, 2022 was approximately $42 billion. The Company expects to recognize approximately 62% of remaining performance obligations as revenue in the next twelve months, and the remainder thereafter.

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

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Purchase Obligations

The Company has contractual obligations to purchase goods or services, which specify significant terms, (including fixed or minimum quantities to be purchased), fixed, minimum, or variable price provisions; and the approximate timing of the transaction. As of January 28, 2022, such purchase obligations were $5.6 billion, $0.3 billion, and $0.4 billion for fiscal 2023, fiscal 2024, and fiscal 2025 and thereafter, respectively.

Legal Matters

The Company is involved in various claims, suits, assessments, investigations, and legal proceedings that arise from time to time in the ordinary course of its business, including those identified below, consisting of matters involving consumer, antitrust, tax, intellectual property, and other issues on a global basis. Pursuant to the Separation and Distribution Agreement referred to below, Dell Technologies shares responsibility with VMware for certain matters, as indicated below, and VMware has agreed to indemnify Dell Technologies in whole or in part with respect to certain matters.

The Company accrues a liability when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company reviews these accruals at least quarterly and adjusts them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel, and other relevant information. To the extent new information is obtained and the Company’s views on the probable outcomes of claims, suits, assessments, investigations, or legal proceedings change, changes in the Company’s accrued liabilities are recorded in the period in which such a determination is made. For some matters, the amount of liability is not probable or the amount cannot be reasonably estimated and therefore accruals have not been made.

The following is a discussion of the Company’s significant legal matters and other proceedings:

Class Actions Related to the Class V Transaction — On December 28, 2018, the Company completed a transaction (the “Class V transaction”) in which it paid $14.0 billion in cash and issued 149,387,617 shares of its Class C Common Stock to holders of its Class V Common Stock in exchange for all outstanding shares of Class V Common Stock. As a result of the Class V transaction, the tracking stock feature of the Company’s capital structure associated with the Class V Common Stock was terminated. In November 2018, four purported stockholders brought putative class action complaints arising out of the Class V transaction. The actions were captioned Hallandale Beach Police and Fire Retirement Plan v. Michael Dell et al. (Civil Action No. 2018-0816-JTL), Howard Karp v. Michael Dell et al. (Civil Action No. 2019-0032-JTL), Miramar Police Officers’ Retirement Plan v. Michael Dell et al. (Civil Action No. 2019-0049-JTL), and Steamfitters Local 449 Pension Plan v. Michael Dell et al. (Civil Action No. 2019-0115-JTL). The four actions were consolidated in the Delaware Chancery Court into In Re Dell Class V Litigation (Consol. C.A. No. 2018-0816-JTL). The suit currently names as defendants certain of the directors serving on the board of directors at the time of the Class V transaction, certain stockholders of the Company, consisting of Michael S. Dell and Silver Lake Group LLC and certain of its affiliated funds, and Goldman Sachs & Co. LLC (“Goldman Sachs”), which served as financial advisor to the Company in connection with the Class V transaction. In an amended complaint filed in August 2019, the plaintiffs generally alleged that the director and stockholder defendants breached their fiduciary duties under Delaware law to the former holders of Class V Common Stock in connection with the Class V transaction by allegedly causing the Company to enter into a transaction that favored the interests of the controlling stockholders at the expense of such former stockholders, thereby depriving the former stockholders of the fair value of their shares. On August 20, 2021, the plaintiffs added Goldman Sachs as a defendant and alleged that it had aided and abetted the alleged primary violations. In the complaint, the plaintiffs seek, among other remedies, a judicial declaration that the director and stockholder defendants breached their fiduciary duties. The plaintiffs also seek disgorgement of all profits, benefits, and other compensation obtained by the defendants as a result of such alleged conduct and an award of unspecified damages, fees, and costs. The defendants filed a motion to dismiss the action in September 2019. The court denied the motion in June 2020 and the case is currently in the discovery phase. Trial is scheduled to begin on December 5, 2022. The Company is not a defendant in this action but is subject to director indemnification provisions under its certificate of incorporation and bylaws, and is a party to agreements with the defendants that contain indemnification obligations of the Company, conditioned on the satisfaction of the requirements set forth in such agreements, relating to service as a director, ownership of the Company’s securities, and provision of services, as applicable.

Class Actions Related to VMware, Inc.’s Acquisition of Pivotal — Two purported stockholders brought putative class action complaints arising out of VMware, Inc.’s acquisition of Pivotal Software, Inc. on December 30, 2019. The two actions were consolidated in the Delaware Chancery Court into In re: Pivotal Software, Inc. Stockholders Litigation (Civil Action No. 2020-0440-KSJM). The complaint names as defendants the Company, VMware, Inc., Michael S. Dell, and certain officers of Pivotal. The plaintiffs generally allege that the defendants breached their fiduciary duties to the former holders of Pivotal Class A Common Stock in connection with VMware, Inc.’s acquisition of Pivotal by allegedly causing Pivotal to enter into a transaction that favored the interests of Pivotal’s controlling stockholders at the expense of such former stockholders. The plaintiffs seek, among other remedies, a judicial declaration that the defendants breached their fiduciary duties and an award of damages, fees, and costs. Trial is scheduled to begin on July 6, 2022.

Other Litigation — Dell does not currently anticipate that any of the other various legal proceedings it is involved in will have a material adverse effect on its business, financial condition, results of operations, or cash flows.

In accordance with the relevant accounting guidance, the Company provides disclosures of matters where it is at least reasonably possible that the Company could experience a material loss exceeding the amounts already accrued for these or other proceedings or matters. In addition, the Company also discloses matters based on its consideration of other matters and qualitative factors, including the experience of other companies in the industry, and investor, customer, and employee relations considerations. As of January 28, 2022, the Company does not believe there is a reasonable possibility that a material loss exceeding the amounts already accrued for these or other proceedings or matters has been incurred. However, since the ultimate resolution of any such proceedings and matters is inherently unpredictable, the Company’s business, financial condition, results of operations, or cash flows could be materially affected in any particular period by unfavorable outcomes in one or more of these proceedings or matters. Whether the outcome of any claim, suit, assessment, investigation, or legal proceeding, individually or collectively, could have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows will depend on a number of factors, including the nature, timing, and amount of any associated expenses, amounts paid in settlement, damages, or other remedies or consequences.

Indemnifications Obligations

In the ordinary course of business, the Company enters into various contracts under which it may agree to indemnify other parties for losses incurred from certain events as defined in the relevant contract, such as litigation, regulatory penalties, or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. Historically, payments related to these indemnification obligations have not been material to the Company.

Under the Separation and Distribution Agreement described in Note 3 of the Notes to the Consolidated Financial Statements, Dell Technologies has agreed to indemnify VMware, Inc., each of its subsidiaries and each of their respective directors, officers and employees from and against all liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to Dell Technologies as part of the separation of Dell Technologies and VMware and their respective businesses as a result of the VMware Spin-off (the “Separation”). VMware similarly has agreed to indemnify Dell Technologies, Inc., each of its subsidiaries and each of their respective directors, officers, and employees from and against all liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to VMware as part of the Separation. Dell Technologies expects VMware to fully perform under the terms of the Separation and Distribution Agreement.

For information on the cross-indemnifications related to the tax matters agreement between the Company and VMware described in Note 3 of the Notes to the Consolidated Financial Statements effective upon the Separation on November 1, 2021, see Note 3 and Note 21 of the Notes to the Consolidated Financial Statements.

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

The Company markets and sells its products and services to large corporate clients, governments, and health care and education accounts, as well as to small and medium-sized businesses and individuals. No single customer accounted for more than 10%

of the Company’s consolidated net revenue during the fiscal year ended January 28, 2022, January 29, 2021, or January 31, 2020.

The Company utilizes a limited number of contract manufacturers that assemble a portion of its products. The Company may purchase components from suppliers and sell those components to such contract manufacturers, thereby creating receivables balances from the contract manufacturers. The agreements with the majority of the contract manufacturers permit the Company to offset its payables against these receivables, thus mitigating the credit risk wholly or in part. Receivables from the Company’s four largest contract manufacturers represented the majority of the Company’s gross non-trade receivables of $5.7 billion and $4.1 billion as of January 28, 2022 and January 29, 2021, respectively, of which $4.2 billion and $3.1 billion as of January 28, 2022 and January 29, 2021, respectively, have been offset against the corresponding payables. The portion of receivables not offset against payables is included in other current assets in the Consolidated Statements of Financial Position. The Company does not reflect the sale of the components in revenue and does not recognize any profit on the component sales until the related products are sold.

NOTE 12 — INCOME AND OTHER TAXES

The following table presents components of the income tax expense (benefit) for continuing operations recognized for the periods indicated:

	Fiscal Year Ended
	January 28, 2022	January 29, 2021	January 31, 2020
	(in millions)
Current:
Federal	$166	$(514)	$(144)
State/local	76	(22)	41
Foreign	960	825	647
Current	1,202	289	544
Deferred:
Federal	(54)	(16)	(404)
State/local	—	(115)	(90)
Foreign	(167)	(57)	(622)
Deferred	(221)	(188)	(1,116)
Income tax expense (benefit)	$981	$101	$(572)

The following table presents components of income (loss) before income taxes for continuing operations for the periods indicated:

	Fiscal Year Ended
	January 28, 2022	January 29, 2021	January 31, 2020
	(in millions)
Domestic	$1,414	$(1,361)	$(2,894)
Foreign	4,509	3,707	2,843
Income (loss) before income taxes	$5,923	$2,346	$(51)

The following table presents a reconciliation of the Company’s effective tax rate to the statutory U.S. federal tax rate for continuing operations for the periods indicated:

	Fiscal Year Ended
	January 28, 2022	January 29, 2021	January 31, 2020
U.S. federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	1.7	(3.5)	45.1
Tax impact of foreign operations	(0.3)	8.9	(274.5)
Impact of intangible property transfers	—	—	794.1
Change in valuation allowance	0.4	—	(233.3)
U.S. tax audit settlement	—	(31.8)	598.0
Non-deductible transaction-related costs	1.2	1.0	(35.3)
Stock-based compensation expense	(2.4)	(3.2)	243.1
U.S. R&D tax credits	(1.3)	(2.5)	121.6
Legal entity restructuring	(4.1)	—	—
RSA Security divestiture	—	12.3	—
Other	0.4	2.1	(158.2)
Total	16.6%	4.3%	1121.6%

The changes in the Company’s effective tax rates for all periods presented were primarily driven by discrete tax items and a change in the Company’s jurisdictional mix of income.

The Company’s effective tax rate for the fiscal year ended January 28, 2022 includes tax expense of $1.0 billion on a pre-tax gain of $4.0 billion related to the divestiture of Boomi during the period, as well as tax benefits of $367 million on $1.6 billion of debt extinguishment fees and $244 million related to the restructuring of certain legal entities. The Company’s effective tax rate for the fiscal year ended January 29, 2021 includes tax benefits of $746 million related to an audit settlement and tax expense of $359 million on pre-tax gain of $338 million relating to the divestiture of RSA Security during the period. The Company’s effective tax rate for the fiscal year ended January 31, 2020 includes tax benefits of $405 million related to an intra-entity asset transfer and $305 million related to an audit settlement. The intra-entity asset transfer was of certain intellectual property to an Irish subsidiary.

The differences between the Company’s effective income tax rates and the U.S. federal statutory rate of 21% principally result from the geographical distribution of income, differences between the book and tax treatment of certain items, and the discrete tax items discussed above. In certain jurisdictions, the Company’s tax rate is significantly less than the applicable statutory rate as a result of tax holidays. The majority of the Company’s foreign income that is subject to these tax holidays is attributable to Singapore and China. A significant portion of these income tax benefits relate to a tax holiday that will be effective until January 31, 2029.  The Company’s other tax holidays will expire in whole or in part during fiscal years 2030 through 2031. Many of these tax holidays and reduced tax rates may be extended when certain conditions are met or may be terminated early if certain conditions are not met. As of January 28, 2022, the Company was not aware of any matters of noncompliance related to these tax holidays. For the fiscal years ended January 28, 2022, January 29, 2021, and January 31, 2020, the income tax benefits attributable to the tax status of the affected subsidiaries were estimated to be approximately $466 million ($0.59 per share), $359 million ($0.47 per share), and $444 million ($0.59 per share), respectively. These income tax benefits are included in tax impact of foreign operations in the table above.

The Company believes that a significant portion of the Company’s undistributed earnings as of January 28, 2022 will not be subject to further U.S. federal taxation.  As of January 28, 2022, the Company has undistributed earnings of certain foreign subsidiaries of approximately $36.5 billion that remain indefinitely reinvested, and as such has not recognized a deferred tax liability. Determination of the amount of unrecognized deferred income tax liability related to these undistributed earnings is not practicable.

The following table presents the components of the Company’s net deferred tax assets (liabilities) as of the dates indicated:

	January 28, 2022	January 29, 2021
	(in millions)
Deferred tax assets:
Deferred revenue and warranty provisions	$1,555	$1,493
Provisions for product returns and doubtful accounts	95	132
Credit carryforwards	1,094	985
Loss carryforwards	379	438
Operating and compensation related accruals	512	478
Other	301	296
Deferred tax assets	3,936	3,822
Valuation allowance	(1,423)	(1,297)
Deferred tax assets, net of valuation allowance	2,513	2,525
Deferred tax liabilities:
Leasing and financing	(382)	(375)
Property and equipment	(452)	(351)
Intangibles	(673)	(986)
Other	(363)	(341)
Deferred tax liabilities	(1,870)	(2,053)
Net deferred tax assets	$643	$472

The following tables present the net operating loss carryforwards, tax credit carryforwards, and other deferred tax assets with related valuation allowances recognized as of the dates indicated:

	January 28, 2022
	Deferred Tax Assets	Valuation Allowance	Net Deferred Tax Assets	First Year Expiring
	(in millions)
Credit carryforwards	$1,094	$(917)	$177	Fiscal 2023
Loss carryforwards	379	(276)	103	Fiscal 2023
Other deferred tax assets	2,463	(230)	2,233	NA
Total	$3,936	$(1,423)	$2,513

	January 29, 2021
	Deferred Tax Assets	Valuation Allowance	Net Deferred Tax Assets	First Year Expiring
	(in millions)
Credit carryforwards	$985	$(822)	$163	Fiscal 2022
Loss carryforwards	438	(258)	180	Fiscal 2022
Other deferred tax assets	2,399	(217)	2,182	NA
Total	$3,822	$(1,297)	$2,525

The Company’s credit carryforwards as of January 28, 2022 and January 29, 2021 relate primarily to U.S. tax credits and include state and federal tax credits associated with research and development, as well as foreign tax credits associated with the U.S. Tax Cuts and Jobs Act enacted in December 2017 (“U.S. Tax Reform”). The more significant amounts of the Company’s carryforwards begin expiring in fiscal year 2028. The Company assessed the realizability of these U.S. tax credits and has recorded a valuation allowance against the credits it does not expect to utilize. The change in the valuation allowance against these credits is included in change in valuation allowance in the Company’s effective tax reconciliation. The Company’s loss carryforwards as of January 28, 2022 and January 29, 2021 include net operating loss carryforwards from federal, state, and foreign jurisdictions. The valuation allowances for other deferred tax assets as of January 28, 2022 and January 29, 2021 primarily relate to foreign jurisdictions, the changes in which are included in tax impact of foreign operations in the Company’s effective tax reconciliation. The Company has determined that it will be able to realize the remainder of its deferred tax assets, based on the future reversal of deferred tax liabilities.

The following table presents a reconciliation of the Company’s beginning and ending balances of unrecognized tax benefits for the periods indicated:

	Fiscal Year Ended
	January 28, 2022	January 29, 2021	January 31, 2020
	(in millions)
Beginning Balance	$1,620	$2,235	$2,842
Increases related to tax positions of the current year	113	102	122
Increases related to tax position of prior years	143	385	437
Reductions for tax positions of prior years	(153)	(673)	(659)
Lapse of statute of limitations	(78)	(27)	(105)
Audit settlements	(50)	(402)	(402)
Ending Balance	$1,595	$1,620	$2,235

The table does not include accrued interest and penalties of $383 million, $404 million, and $721 million as of January 28, 2022, January 29, 2021, and January 31, 2020, respectively. Additionally, the table does not include certain tax benefits associated with interest and state tax deductions and other indirect jurisdictional effects of uncertain tax positions, which were $817 million, $835 million, and $601 million as of January 28, 2022, January 29, 2021, and January 31, 2020, respectively. After taking these items into account, the Company’s net unrecognized tax benefits were $1.2 billion, $1.2 billion, and $2.4 billion as of January 28, 2022, January 29, 2021, and January 31, 2020, respectively, and are included in accrued and other and other non-current liabilities in the Consolidated Statements of Financial Position.

The unrecognized tax benefits in the table above include $0.9 billion, $0.9 billion, and $1.8 billion as of January 28, 2022, January 29, 2021, and January 31, 2020, respectively, that, if recognized, would have impacted income tax expense. Interest and penalties related to income tax liabilities are included in income tax expense. The Company recorded tax benefits for interest and penalties of $14 million and $247 million for the fiscal years ended January 28, 2022 and January 29, 2021, respectively, and tax expense of $179 million for the fiscal year ended January 31, 2020.

The Internal Revenue Service is currently conducting tax examinations of the Company for fiscal years 2015 through 2019. The Company is also currently under income tax audits in various state and foreign taxing jurisdictions. The Company is undergoing negotiations, and in some cases contested proceedings, relating to tax matters with the taxing authorities in these jurisdictions. The Company believes that it has provided adequate reserves related to all matters contained in tax periods open to examination. Although the Company believes it has made adequate provisions for the uncertainties surrounding these audits, should the Company experience unfavorable outcomes, such outcomes could have a material impact on its results of operations, financial position, and cash flows. With respect to major U.S. state and foreign taxing jurisdictions, the Company is generally not subject to tax examinations for years prior to the fiscal year ended January 29, 2010.

Judgment is required in evaluating the Company’s uncertain tax positions and determining the Company’s provision for income taxes. The Company does not expect a significant change to the total amount of unrecognized tax benefits within the next twelve months.

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

The following table presents changes in accumulated other comprehensive income (loss), net of tax, by the following components as of the dates indicated:

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Pension and Other Postretirement Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balances as of February 1, 2019	$(452)	$(29)	$14	$(467)
Other comprehensive income (loss) before reclassifications	(226)	269	(60)	(17)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(226)	1	(225)
Total change for the period	(226)	43	(59)	(242)
Balances as of January 31, 2020	$(678)	$14	$(45)	$(709)
Other comprehensive income (loss) before reclassifications	528	(200)	(38)	290
Amounts reclassified from accumulated other comprehensive income (loss)	—	100	5	105
Total change for the period	528	(100)	(33)	395
Balances as of January 29, 2021	$(150)	$(86)	$(78)	$(314)
Other comprehensive income (loss) before reclassifications	(385)	374	37	26
Amounts reclassified from accumulated other comprehensive income (loss)	—	(158)	7	(151)
Spin-off of VMware	9	(1)	—	8
Total change for the period	(376)	215	44	(117)
Balances as of January 28, 2022	$(526)	$129	$(34)	$(431)

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

The following table presents reclassifications out of accumulated other comprehensive income (loss), net of tax, to net income for the periods indicated:

	Fiscal Year Ended
	January 28, 2022			January 29, 2021
	Cash Flow Hedges	Pensions	Total	Cash Flow Hedges	Pensions	Total
	(in millions)
Total reclassifications, net of tax:
Net revenue	$158	$—	$158	$(98)	$—	$(98)
Cost of net revenue	(3)	—	(3)	5	—	5
Operating expenses	—	(7)	(7)	—	(5)	(5)
Income from discontinued operations	3	—	3	(7)	—	(7)
Total reclassifications, net of tax	$158	$(7)	$151	$(100)	$(5)	$(105)

NOTE 14 — CAPITALIZATION

The following table presents the Company’s authorized, issued, and outstanding common stock as of the dates indicated:

	Authorized	Issued	Outstanding
	(in millions)
Common stock as of January 28, 2022
Class A	600	379	379
Class B	200	95	95
Class C	7,900	303	283
Class D	100	—	—
Class V	343	—	—
	9,143	777	757

Common stock as of January 29, 2021
Class A	600	385	385
Class B	200	102	102
Class C	7,900	274	266
Class D	100	—	—
Class V	343	—	—
	9,143	761	753

Under the Company’s certificate of incorporation, the Company is prohibited from issuing any of the authorized shares of Class V Common Stock.

Preferred Stock

The Company is authorized to issue one million shares of preferred stock, par value $0.01 per share. As of January 28, 2022 and January 29, 2021, no shares of preferred stock were issued or outstanding.

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

During the fiscal year ended January 28, 2022, the Company issued an aggregate of 5,985,573 shares of Class C Common Stock to stockholders upon their conversion of the same number of shares of Class A Common Stock into Class C Common Stock in accordance with the Company’s certificate of incorporation.

During the fiscal year ended January 28, 2022, the Company issued 6,334,990 shares of Class C Common Stock to stockholders upon their conversion of the same number of shares of Class B Common Stock into Class C Common Stock in accordance with the Company’s certificate of incorporation.

During the fiscal year ended January 29, 2021, the Company issued an aggregate of 72,727 shares of Class C Common Stock to stockholders upon their conversion of the same number of shares of Class A Common Stock into Class C Common Stock in accordance with the Company’s certificate of incorporation.

Repurchases of Common Stock and Treasury Stock

Dell Technologies Common Stock Repurchases by Dell Technologies during Fiscal 2022

Effective as of September 23, 2021, the Company’s Board of Directors terminated the Company’s previous stock repurchase program and approved a new stock repurchase program (the “2021 Stock Repurchase Program”) under which the Company is authorized to use assets to repurchase up to $5 billion of shares of the Company’s Class C Common Stock with no established expiration date. During the fiscal year ended January 28, 2022, the Company repurchased approximately 12 million shares of Class C Common Stock for a total purchase price of approximately $659 million.

Dell Technologies Common Stock Repurchases by Dell Technologies during Fiscal 2021

During the fiscal year ended January 29, 2021, the Company repurchased approximately 6 million shares of Class C Common Stock for a total purchase price of approximately $240 million under a previous stock repurchase program that was subsequently suspended and, in the fiscal year ended January 28, 2022, terminated.

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

The following table presents basic and diluted earnings per share for the periods indicated:

	Fiscal Year Ended
	January 28, 2022	January 29, 2021	January 31, 2020
Earnings per share attributable to Dell Technologies Inc. - basic
Continuing operations	$6.49	$3.02	$0.73
Discontinued operations	$0.81	$1.35	$5.65

Earnings per share attributable to Dell Technologies Inc. — diluted
Continuing operations	$6.26	$2.93	$0.70
Discontinued operations	$0.76	$1.29	$5.33

The following table presents the computation of basic and diluted earnings per share for the periods indicated:

	Fiscal Year Ended
	January 28, 2022	January 29, 2021	January 31, 2020
	(in millions)
Numerator: Continuing operations
Net income attributable to Dell Technologies Inc. from continuing operations - basic and diluted	$4,948	$2,249	$525

Numerator: Discontinued operations
Income from discontinued operations, net of income taxes - basic	$615	$1,001	$4,091
Incremental dilution from VMware (a)	(7)	(13)	(84)
Income from discontinued operations, net of income taxes, attributable to Dell Technologies Inc. - diluted	$608	$988	$4,007

Denominator: Dell Technologies Common Stock weighted-average shares outstanding
Weighted-average shares outstanding — basic	762	744	724
Dilutive effect of options, restricted stock units, restricted stock, and other	29	23	27
Weighted-average shares outstanding — diluted	791	767	751
Weighted-average shares outstanding — antidilutive
____________________
(a)    The incremental dilution from VMware represents the impact of VMware’s dilutive securities on diluted earnings per share of Dell Technologies Common Stock, and is calculated by multiplying the difference between VMware’s basic and diluted earnings (loss) per share by the number of shares of VMware common stock held by the Company.

NOTE 16 — STOCK-BASED COMPENSATION

Stock-Based Compensation Expense

The following table presents stock-based compensation expense recognized in the Consolidated Statements of Income for the periods indicated:

	Fiscal Year Ended
	January 28, 2022	January 29, 2021	January 31, 2020
	(in millions)
Stock-based compensation expense:
Cost of net revenue	$133	$75	$32
Operating expenses	675	412	213
Stock-based compensation expense from continuing operations before taxes	808	487	245
Stock-based compensation expense from discontinued operations before taxes (a)	814	1,122	1,017
Total stock-based compensation expense before taxes	1,622	1,609	1,262
Income tax benefit	(296)	(313)	(392)
Total stock-based compensation expense, net of income taxes	$1,326	$1,296	$870
____________________
(a)    Stock-based compensation expense from discontinued operations before taxes represents VMware stock-based compensation expense and is included in Income from discontinued operations, net of taxes, on the Consolidated Statements of Income.

Dell Technologies Inc. Stock-Based Compensation Plan

Dell Technologies Inc. 2013 Stock Incentive Plan — Employees, consultants, non-employee directors, and other service providers of the Company or its affiliates are eligible to participate in the Dell Technologies Inc. 2013 Stock Incentive Plan, as amended and restated as of July 9, 2019, (the “2013 Plan”). The 2013 Plan authorizes the Company to grant stock options, restricted stock units (“RSUs”), stock appreciation rights (“SARs”), restricted stock awards, and dividend equivalents. Stock options have been granted with option exercise prices equal to the fair market value of the Company’s Class C Common Stock and expire ten years after the grant date.

The 2013 Plan provides for an equitable adjustment of the share pool authorized under the 2013 Plan and outstanding awards in the event of a corporate restructuring event. In connection with the VMware Spin-off, the authorized share pool under the 2013 Plan and stock awards that were outstanding at the time of the VMware Spin-off were adjusted using a conversion ratio of approximately 1.97 to 1. The conversion ratio was based on the Company’s pre-VMware Spin-off closing stock price on November 1, 2021 and post-VMware Spin-off opening stock price on November 2, 2021. The adjustment resulted in an increase of approximately 30 million restricted stock units and 2 million stock options. The exercise price of unexercised stock options was also adjusted in accordance with the terms of the 2013 Plan using the conversion ratio of approximately 1.97 to 1. The adjustment did not result in material incremental stock-based compensation expense for the fiscal year ended January 28, 2022 as the adjustment was required by the 2013 Plan.

The 2013 Plan authorizes the issuance of an aggregate of 165.5 million shares of the Company’s Class C Common Stock, including 55.0 million shares automatically added to the share pool pursuant to the equitable adjustment provisions relating to the VMware Spin-off. As of January 28, 2022, there were approximately 46 million shares of Class C Common Stock available for future grants under the 2013 Plan.

Stock Option Activity — The following table presents stock option activity settled in Dell Technologies Common Stock for the periods indicated:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (a)
	(in millions)	(per share)	(in years)	(in millions)
Options outstanding as of February 1, 2019	42	$14.76
Granted	—	—
Exercised	(24)	14.86
Forfeited	—	—
Canceled/expired	—	—
Options outstanding as of January 31, 2020	18	14.82
Granted	—	—
Exercised	(12)	14.32
Forfeited	—	—
Canceled/expired	—	—
Options outstanding as of January 29, 2021	6	15.87
Granted	—	—
VMware Spin-off adjustment	2	NA
Exercised	(5)	13.36
Forfeited	—	—
Canceled/expired	—	—
Options outstanding as of January 28, 2022 (b)	3	$9.62	2.8	$132
Exercisable as of January 28, 2022	3	$9.34	2.7	$131
Vested and expected to vest (net of estimated forfeitures) as of January 28, 2022	3	$9.62	2.8	$132
____________________
(a)    The aggregate intrinsic values represent the total pre-tax intrinsic values based on the closing price of $56.24 of the Company’s Class C Common Stock on January 28, 2022 as reported on the NYSE that would have been received by the option holders had all in-the-money options been exercised as of that date.
(b)    In connection with the VMware Spin-off, Dell Technologies made certain adjustments to the number of stock options to preserve the intrinsic value of the awards prior to the VMware Spin-off. The ending weighted-average exercise price was calculated based on underlying options outstanding as of January 28, 2022. Of the 3 million stock options outstanding on January 28, 2022, 2 million stock options related to performance-based awards and 1 million stock options related to service-based awards.

The total fair value of options vested was not material for the fiscal years ended January 28, 2022, January 29, 2021, and January 31, 2020. The pre-tax intrinsic value of the options exercised was $340 million, $591 million, and $835 million for the fiscal years ended January 28, 2022, January 29, 2021, and January 31, 2020, respectively. Cash proceeds from the exercise of stock options was $62 million, $179 million, and $350 million for the fiscal years ended January 28, 2022, January 29, 2021, and January 31, 2020, respectively.

The tax benefit realized from the exercise of stock options was $76 million, $139 million, and $197 million for the fiscal years ended January 28, 2022, January 29, 2021, and January 31, 2020, respectively.

Restricted Stock — The Company’s restricted stock primarily consists of RSUs granted to employees. During the fiscal year ended January 28, 2022, January 29, 2021, and January 31, 2020, the Company granted long-term incentive awards in the form of service-based RSUs and performance-based RSUs (“PSUs”) in order to align critical talent retention programs with the interests of holders of the Class C Common Stock.

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

The PSUs granted during the periods presented are reflected as target units for performance periods not yet complete. The actual number of units that ultimately vest will range from 0% to 200% of target, based on the level of achievement of the performance goals and continued employment with the Company over a three-year performance period. Approximately half of the PSUs granted are subject to achievement of market-based performance goals based on relative total shareholder return and were valued utilizing a Monte Carlo valuation model to simulate the probabilities of achievement. The remaining PSUs are subject to internal financial measures and have fair values based on the closing price of the Class C Common Stock as reported on the NYSE on the accounting grant date.

Prior to the Class V transaction, the Company granted market-based PSUs to certain members of the Company’s senior leadership team, which were also valued using the Monte Carlo model.  The vesting and payout of the PSU awards depended upon the return on equity achieved on various measurement dates through the five-year anniversary of the Company’s acquisition of EMC Corporation in a transaction that closed in September 2016 (the “EMC merger transaction”) or specified liquidity events.

The following table presents the assumptions utilized in the Monte Carlo valuation model for the periods indicated:

	Fiscal Year Ended
	January 28, 2022	January 29, 2021	January 31, 2020
Weighted-average grant date fair value	$134.01	$40.01	$87.17
Term (in years)	3	3	3
Risk-free rate (U.S. Government Treasury Note)	0.3%	0.6%	2.4%
Expected volatility	43%	47%	45%
Expected dividend yield	—%	—%	—%

The following table presents restricted stock and restricted stock units activity settled in Dell Technologies Common Stock for the periods indicated:

	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (a)
	(in millions)	(per unit)
Outstanding, February 1, 2019	5	$18.90
Granted	13	60.55
Vested	(1)	30.24
Forfeited	(1)	46.50
Outstanding, January 31, 2020	16	$50.78
Granted	25	39.14
Vested	(5)	48.15
Forfeited	(3)	41.56
Outstanding, January 29, 2021	33	$43.09
Granted	13	88.13
VMware Spin-off adjustment	30	NA
Vested	(13)	39.33
Forfeited	(4)	46.27
Outstanding, January 28, 2022(b)	59	$31.67	$3,337
Vested and expected to vest, January 28, 2022	55	$31.30	$3,070
____________________
(a)    The aggregate intrinsic value represents the total pre-tax intrinsic values based on the closing price of $56.24 of the Company’s Class C Common Stock on January 28, 2022 as reported on the NYSE that would have been received by the RSU holders had the RSUs been issued as of January 28, 2022.
(b)    In connection with the VMware Spin-off, Dell Technologies made certain adjustments to the number of RSUs to preserve the intrinsic value of the awards prior to the VMware Spin-off. The ending weighted-average grant date fair value was calculated based on underlying RSUs outstanding as of January 28, 2022. As of January 28, 2022, the 59 million units outstanding included 48 million RSUs and 11 million PSUs.

The total fair value of restricted stock that vested during the fiscal years ended January 28, 2022, January 29, 2021, and January 31, 2020 was $493 million, $235 million, and $27 million, respectively, with a pre-tax intrinsic value was $1,097 million, $226 million, and $47 million, respectively.

As of January 28, 2022, there was $963 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to these awards expected to be recognized over a weighted-average period of approximately 1.9 years.

Dell Technologies Shares Withheld for Taxes — Under certain situations, shares of Class C Common Stock are withheld from issuance to cover employee taxes for both the vesting of restricted stock units and the exercise of stock options. For the fiscal years ended January 28, 2022, January 29, 2021, and January 31, 2020, 0.4 million, 0.1 million, and 0.1 million shares, respectively, were withheld to cover $40 million, $1 million, and $4 million, respectively, of employees’ tax obligations.

Other Plans

In addition to the 2013 Plan described above, the Company has a consolidated subsidiary, Secureworks, that maintains its own equity plan and issues equity grants settling in its own Class A common stock. The stock option and restricted stock unit activity under this plan was not material during the fiscal years ended January 28, 2022, January 29, 2021, and January 31, 2020.

NOTE 17 — REDEEMABLE SHARES

Through June 27, 2021, awards under the Company’s stock incentive plans included certain rights that allow the holder to exercise a put feature for the underlying Class A or Class C Common Stock after a six-month holding period following the issuance of such common stock. The put feature required the Company to purchase the stock at its fair market value. Accordingly, these awards and such common stock were subject to reclassification from equity to temporary equity. The put feature expired on June 27, 2021, and as a result, there were no issued and outstanding awards that were reclassified as temporary equity as of January 28, 2022.

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

•For share-based arrangements that are subject to the occurrence of a contingent event, the amounts are reclassified to temporary equity based on a probability assessment performed by the Company on a periodic basis. Contingent events include the achievement of performance-based measures.

The following table presents the amount of redeemable shares classified as temporary equity and summarizes the award type as of January 29, 2021:

January 29, 2021
(in millions)
Redeemable shares classified as temporary equity	$472
Issued and outstanding unrestricted common shares	2
Outstanding stock options	6

NOTE 18 — RETIREMENT PLAN BENEFITS

Defined Benefit Retirement Plans

The Company sponsors retirement plans for certain employees in the United States and internationally, some of which meet the criteria of a defined benefit retirement plan. Benefits under defined benefit retirement plans guarantee a particular payment to the employee in retirement. The amount of retirement benefit is defined by the plan and is typically a function of the number of years of service rendered by the employee and the employee’s average salary or salary at retirement. The annual costs of the plans are determined using the projected unit credit actuarial cost method that includes actuarial assumptions and estimates which are subject to change.

U.S. Pension Plan — The Company sponsors a noncontributory defined benefit retirement plan in the United States (the “U.S. pension plan”) which was assumed in connection with the EMC merger transaction. As of December 1999, the U.S. pension plan was frozen, so employees no longer accrue retirement benefits for future services. The measurement date for the U.S. pension plan is the end of the Company’s fiscal year. The Company did not make any significant contributions to the U.S. pension plan for the fiscal years ended January 28, 2022, January 29, 2021, and January 31, 2020, and does not expect to make any significant contributions in Fiscal 2023.

Net periodic benefit costs related to the U.S. pension plan were immaterial for the fiscal years ended January 28, 2022, January 29, 2021, and January 31, 2020.

The following table presents attributes of the U.S. pension plan as of the dates indicated:

	January 28, 2022	January 29, 2021
	(in millions)
Plan assets at fair value (a)	$550	$572
Benefit obligations	(582)	(635)
Underfunded position (b)	$(32)	$(63)
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

As of January 28, 2022, future benefit payments for the U.S. pension plan are expected to be paid as follows: $35 million in fiscal 2023; $36 million in fiscal 2024; $37 million in fiscal 2025; $37 million in fiscal 2026; $38 million in fiscal 2027; and $184 million thereafter.

International Pension Plans — The Company also sponsors retirement plans outside of the United States which qualify as defined benefit plans. The following table presents attributes of the international pension plans as of the dates indicated:

	January 28, 2022	January 29, 2021
	(in millions)
Plan assets at fair value (a)	$245	$256
Benefit obligations	(479)	(517)
Underfunded position (b)	$(234)	$(261)
____________________
(a)    Plan assets are managed by outside investment managers. The Company’s investment strategy with respect to plan assets is to achieve a long-term growth of capital, consistent with an appropriate level of risk. Assets are recognized at fair value and are primarily classified within Level 2 of the fair value hierarchy.
(b)    The underfunded position is recognized in other non-current liabilities in the Consolidated Statements of Financial Position.

Defined Contribution Retirement Plans

Dell 401(k) Plan — The Company has a defined contribution retirement plan (the “Dell 401(k) Plan”) that complies with Section 401(k) of the Internal Revenue Code. Only U.S. employees and employees of certain subsidiaries, except those who are covered by a collective bargaining agreement, classified as a leased employee, a nonresident alien, or are covered under a separate plan, are eligible to participate in the Dell 401(k) Plan. Participation in the Dell 401(k) Plan is at the election of the employee. Historically, through May 31, 2020, the Company matched 100% of each participant’s voluntary contributions (the “Dell 401(k) employer match”), subject to a maximum contribution of 6% of the participant’s eligible compensation, up to an annual limit of $7,500, and participants vest immediately in all contributions to the Dell 401(k) Plan. On June 1, 2020, the Company suspended the Dell 401(k) employer match for U.S. employees as a precautionary measure to preserve financial flexibility in light of COVID-19. Effective January 1, 2021, the Dell 401(k) employer match was reinstated, with no change to the employer match policy or participant eligibility requirements.

The Company’s matching contributions as well as participants’ voluntary contributions are invested according to each participant’s elections in the investment options provided under the Dell 401(k) Plan. The Company’s contributions during the fiscal years ended January 28, 2022, January 29, 2021, and January 31, 2020 were $249 million, $154 million, and $267 million, respectively. The Company’s contributions decreased during the fiscal year ended January 29, 2021 due to the suspension of the Dell 401(k) employer match between June 1, 2020 and December 31, 2020, as discussed above.

NOTE 19 — SEGMENT INFORMATION

The Company has two reportable segments that are based on the following business units: Infrastructure Solutions Group (“ISG”) and Client Solutions Group (“CSG”).

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

As described in Note 1 and Note 3 of the Notes to the Consolidated Financial Statements, the Company completed the VMware Spin-off on November 1, 2021.

Pursuant to the CFA described in such Notes, Dell Technologies will continue to act as a distributor of VMware’s standalone products and services and purchase such products and services for resale to end-user customers (“VMware Resale”). Dell Technologies will also continue to integrate VMware’s products and services with Dell Technologies’ offerings and sell them to end users. The results of such operations are classified as continuing operations within the Company’s Consolidated Statements of Income. The results of standalone VMware Resale transactions are reflected in other businesses. The results of integrated offering transactions are reflected within CSG or ISG, depending upon the nature of the underlying offering sold. The Company's prior period segment results have been recast to reflect this change.

In accordance with applicable accounting guidance, the results of VMware, excluding Dell's resale of VMware offerings, are presented as discontinued operations in the Consolidated Statements of Income and, as such, have been excluded from both continuing operations and segment results for all periods presented.

The following table presents a reconciliation of net revenue by the Company’s reportable segments to the Company’s consolidated net revenue as well as a reconciliation of consolidated segment operating income to the Company’s consolidated operating income (loss) for the periods indicated:

	Fiscal Year Ended
	January 28, 2022	January 29, 2021	January 31, 2020
	(in millions)
Consolidated net revenue:
Infrastructure Solutions Group	$34,366	$33,002	$34,367
Client Solutions Group	61,464	48,387	45,855
Reportable segment net revenue	95,830	81,389	80,222
Other businesses (a) (b)	5,388	5,382	4,823
Unallocated transactions (c)	11	5	(1)
Impact of purchase accounting (d)	(32)	(106)	(229)
Total consolidated net revenue	$101,197	$86,670	$84,815

Consolidated operating income:
Infrastructure Solutions Group	$3,736	$3,753	$3,948
Client Solutions Group	4,365	3,333	3,114
Reportable segment operating income	8,101	7,086	7,062
Other businesses (a) (b)	(319)	(139)	(217)
Unallocated transactions (c)	3	2	(29)
Impact of purchase accounting (d)	(67)	(144)	(274)
Amortization of intangibles	(1,641)	(2,133)	(2,971)
Transaction-related expenses (e)	(273)	(124)	(116)
Stock-based compensation expense (f)	(808)	(487)	(245)
Other corporate expenses (g)	(337)	(376)	(844)
Total consolidated operating income	$4,659	$3,685	$2,366
____________________
(a)Other businesses consists of i) VMware Resale, ii) Secureworks, and iii) Virtustream, and do not meet the requirements for a reportable segment, either individually or collectively.
(b)The Company completed the sale of RSA Security on September 1, 2020, and the sale of Boomi on October 1, 2021. Prior to the divestitures, Boomi and RSA Security’s results were included within other businesses. See Note 1 of the Notes to the Consolidated Financial Statements for further details related to the divestitures of RSA Security and Boomi.
(c)Unallocated transactions includes other corporate items that are not allocated to Dell Technologies’ reportable segments.
(d)Impact of purchase accounting includes non-cash purchase accounting adjustments that are primarily related to the EMC merger transaction.
(e)Transaction-related expenses includes acquisition, integration, and divestiture related costs, as well as the costs incurred in the VMware Spin-off described in Note 1 of the Notes to the Consolidated Financial Statements.
(f)Stock-based compensation expense consists of equity awards granted based on the estimated fair value of those awards at grant date.
(g)Other corporate expenses includes impairment charges, incentive charges related to equity investments, severance, facility action, and other costs. For the fiscal year ended January 31, 2020 this category includes Virtustream pre-tax impairment charges of $619 million.

The following table presents the disaggregation of net revenue by reportable segment, and by major product categories within the segments for the periods indicated:

	Fiscal Year Ended
	January 28, 2022	January 29, 2021	January 31, 2020
	(in millions)
Net revenue:
Infrastructure Solutions Group:
Servers and networking	$17,901	$16,592	$17,193
Storage	16,465	16,410	17,174
Total ISG net revenue	$34,366	$33,002	$34,367
Client Solutions Group:
Commercial	45,576	35,423	34,293
Consumer	15,888	12,964	11,562
Total CSG net revenue	$61,464	$48,387	$45,855

The following table presents net revenue allocated between the United States and foreign countries for the periods indicated:

	Fiscal Year Ended
	January 28, 2022	January 29, 2021	January 31, 2020
	(in millions)
Net revenue:
United States	$46,752	$42,009	$40,338
Foreign countries	54,445	44,661	44,477
Total net revenue	$101,197	$86,670	$84,815

The following table presents property, plant, and equipment, net allocated between the United States and foreign countries as of the dates indicated:

	January 28, 2022	January 29, 2021
	(in millions)
Property, plant, and equipment, net:
United States	$3,667	$2,926
Foreign countries	1,748	1,907
Total property, plant, and equipment, net	$5,415	$4,833

The allocation between domestic and foreign net revenue is based on the location of the customers. Net revenue from any single foreign country did not constitute more than 10% of the Company’s consolidated net revenue for any of the fiscal years ended January 28, 2022, January 29, 2021, and January 31, 2020. As of January 28, 2022 and January 29, 2021, property, plant, and equipment, net primarily related to domestic ownership with the remaining ownership consisting of individually immaterial balances in foreign countries.

NOTE 20 — SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION

The following table presents additional information on selected asset accounts included in the Consolidated Statements of Financial Position as of the dates indicated:

	January 28, 2022	January 29, 2021
	(in millions)
Cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$9,477	$9,508
Restricted cash - other current assets (a)	534	836
Restricted cash - other non-current assets (a)	71	70
Total cash, cash equivalents, and restricted cash	$10,082	$10,414
Inventories, net:
Production materials	$3,653	$1,718
Work-in-process	855	677
Finished goods	1,390	1,008
Total inventories, net	$5,898	$3,403
Prepaid expenses:
Total prepaid expenses (c)	$886	$721
Deferred Costs:
Total deferred costs, current (c)	$4,996	$4,306
Property, plant, and equipment, net:
Computer equipment	$6,497	$5,622
Land and buildings	3,095	3,169
Machinery and other equipment	2,714	3,093
Total property, plant, and equipment	12,306	11,884
Accumulated depreciation and amortization (b)	(6,891)	(7,051)
Total property, plant, and equipment, net	$5,415	$4,833
____________________
(a)    Restricted cash includes cash required to be held in escrow pursuant to DFS securitization arrangements.
(b)    During the fiscal years ended January 28, 2022, January 29, 2021, and January 31, 2020, the Company recognized $1.6 billion, $1.3 billion, and $1.1 billion, respectively, in depreciation expense.
(c)    Deferred costs and prepaid expenses are included in other current assets in the Consolidated Statements of Financial Position.

Valuation and Qualifying Accounts

The provisions recognized on the Consolidated Statements of Income during the fiscal years ended January 29, 2021 and January 28, 2022 are based on assessments of the impact of current and expected future economic conditions, inclusive of the effect of the COVID-19 pandemic on credit losses related to trade receivables and financing receivables. The duration and severity of COVID-19 and continued market volatility is highly uncertain and, as such, the impacts on expected credit losses for trade receivables and financing receivables are subject to significant judgment and may cause variability in the Company’s allowance for credit losses in future periods for trade receivables and financing receivables. See Note 2 of the Notes to the Consolidated Financial Statements for additional information about the new CECL standard.

The following table presents the Company’s valuation and qualifying accounts for the periods indicated:

	Fiscal Year Ended
	January 28, 2022	January 29, 2021	January 31, 2020
	(in millions)
Trade Receivables — Allowance for expected credit losses:
Balance at beginning of period	$99	$88	$84
Adjustment for adoption of accounting standard (a)	—	27	—
Allowance charged to provision	32	46	64
Bad debt write-offs	(41)	(62)	(60)
Balance at end of period	$90	$99	$88

Customer Financing Receivables — Allowance for financing receivable losses:
Balances at beginning of period	$321	$149	$136
Adjustment for adoption of accounting standard (a)	—	111	—
Charge-offs, net of recoveries (b)	(72)	(91)	(94)
Provision charged to income statement	(60)	152	107
Balances at end of period	$189	$321	$149

Tax Valuation Allowance:
Balance at beginning of period	$1,297	$1,313	$1,364
Charged to income tax provision	155	41	(2)
Charged to other accounts	(29)	(57)	(49)
Balance at end of period	$1,423	$1,297	$1,313
____________________
(a)    The Company adopted the current expected credit losses standard as of February 1, 2020 using the modified retrospective method, with the cumulative-effect adjustment to the opening balance of stockholders’ equity (deficit) as of the adoption date.
(b)    Charge-offs for customer financing receivables includes principal and interest.

Warranty Liability

The following table presents changes in the Company’s liability for standard limited warranties for the periods indicated:

	Fiscal Year Ended
	January 28, 2022	January 29, 2021	January 31, 2020
	(in millions)
Warranty liability:
Warranty liability at beginning of period	$473	$496	$524
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties (a) (b)	957	782	854
Service obligations honored	(950)	(805)	(882)
Warranty liability at end of period	$480	$473	$496
Current portion	$353	$356	$341
Non-current portion	$127	$117	$155
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

The following table presents the activity related to the Company’s severance liability for the periods indicated:

	Fiscal Year Ended
	January 28, 2022	January 29, 2021	January 31, 2020
	(in millions)
Severance liability:
Severance liability at beginning of period	$109	$117	$102
Severance charges	134	368	174
Cash paid and other	(169)	(376)	(159)
Severance liability at end of period	$74	$109	$117

The following table presents severance charges as included in the Consolidated Statements of Income for the periods indicated:

	Fiscal Year Ended
	January 28, 2022	January 29, 2021	January 31, 2020
	(in millions)
Severance charges:
Cost of net revenue	$29	$58	$24
Selling, general, and administrative	98	262	122
Research and development	7	48	28
Total severance charges	$134	$368	$174

Interest and other, net

The following table presents information regarding interest and other, net for the periods indicated:

	Fiscal Year Ended
	January 28, 2022	January 29, 2021	January 31, 2020
	(in millions)
Interest and other, net:
Investment income, primarily interest	$42	$47	$99
Gain on investments, net	569	425	158
Interest expense	(1,542)	(2,052)	(2,334)
Foreign exchange	(221)	(160)	(195)
Gain on disposition of businesses and assets	3,968	458	—
Debt extinguishment fees	(1,572)	(158)	(83)
Other	20	101	(62)
Total interest and other, net	$1,264	$(1,339)	$(2,417)

NOTE 21 — RELATED PARTY TRANSACTIONS

Effective upon the completion of the VMware Spin-off, VMware is considered to be a related party of the Company. The related party relationship is a result of Michael Dell’s ownership interest in both Dell Technologies and VMware as well as Michael Dell’s continued positions as Chairman and Chief Executive Officer of Dell Technologies and as Chairman of the Board of VMware, Inc. See Note 1 and Note 3 of the Notes to the Consolidated Financial Statements for more information about the VMware Spin-off.

The information provided below includes a summary of transactions with VMware and with its consolidated subsidiaries (collectively, “VMware”). Transactions with related parties other than VMware during the periods presented were immaterial, individually and in aggregate.

Transactions with VMware

Dell Technologies and VMware engage in the following ongoing related party transactions:

•Pursuant to original equipment manufacturer and reseller arrangements, Dell Technologies integrates or bundles VMware’s products and services with Dell Technologies’ products and sells them to end-users. Dell Technologies also acts as a distributor, purchasing VMware’s standalone products and services for resale to end-user customers. Where applicable, costs under these arrangements are presented net of rebates received by Dell Technologies.

•Dell Technologies procures products and services from VMware for its internal use.

•Dell Technologies sells and leases products and sells services to VMware. Sales of services were immaterial for all periods presented.

•Dell Technologies and VMware also enter into joint marketing, sales, and branding arrangements, for which both parties may incur costs.

•DFS provides financing to certain VMware’s end users. Upon acceptance of the financing arrangement by both VMware’s end users and DFS, DFS recognizes amounts due to related parties on the Consolidated Statements of Financial Position. Associated financing fees are recorded to net revenue on the Consolidated Statements of Income. The associated financing fees were not material during the fiscal years ended January 28, 2022, January 29, 2021, and January 31, 2020.

•Dell Technologies and VMware enter into agreements to collaborate on technology projects in which one party pays the corresponding party for services or the reimbursement of costs. For the fiscal years ended January 28, 2022, January 29, 2021, and January 31, 2020 collaborative technology projects were not material.

•Dell Technologies provides support services and support from Dell Technologies personnel to VMware in certain geographic regions where VMware does not have an established legal entity. These employees are managed by VMware but Dell Technologies incurs the costs for these services. The costs incurred by Dell Technologies on VMware’s behalf to these employees are charged to VMware. For the fiscal years ended January 28, 2022, January 29, 2021, and January 31, 2020 costs associated with such seconded employees were not material.

•Dell Technologies and VMware entered into the TSA in connection with the VMware Spin-off to provide various support services including investment advisory services, certain support services from Dell Technologies personnel, and other transitional services. Costs associated with the TSA were not material for the fiscal year ended January 28, 2022. See Note 1 and Note 3 of the Notes to the Consolidated Financial Statements for more information about the VMware Spin-off.

The following table presents information about the impact of Dell Technologies’ related party transactions with VMware on the Consolidated Statements of Income for the periods indicated:

		Fiscal Year Ended
	Classification	January 28, 2022	January 29, 2021	January 31, 2020
		(in millions)
Sales and leases of products to VMware	Net revenue - products	$188	$166	$94
Purchase of VMware products for resale	Cost of net revenue - products	$1,577	$1,493	$1,425
Purchase of VMware services for resale	Cost of net revenue - services	$2,487	$1,848	$1,226
Purchase of VMware products and services for internal use	Operating expenses	$66	$58	$68
Consideration received from VMware for joint marketing, sales, and branding	Operating expenses	$(109)	$(110)	$(91)

The following table presents information about the impact of Dell Technologies’ related party transactions with VMware on the Consolidated Statements of Financial Position for the periods indicated:

	Classification	January 28, 2022	January 29, 2021
		(in millions)
Deferred costs related to VMware products and services for resale	Other current assets	$2,571	$2,123
Deferred costs related to VMware products and services for resale	Other non-current assets	$2,311	$2,087

Related Party Tax Matters

Tax Sharing Agreement — In connection with the VMware Spin-off and concurrently with the execution of the Separation and Distribution Agreement, effective as of April 14, 2021, Dell Technologies and VMware entered into a Tax Matters Agreement (the “Tax Matters Agreement”) and agreed to terminate the tax sharing agreement as amended on December 30, 2019 (together with the Tax Matters Agreement, the “Tax Agreements”). The Tax Matters Agreement governs Dell Technologies’ and VMware’s respective rights and obligations, both for pre-spin-off periods and post-spin-off periods, regarding income and other taxes, and related matters, including tax liabilities and benefits, attributes and returns.

Net payments received from VMware pursuant to the Tax Agreements were $36 million, $307 million, and $159 million during the fiscal years ended January 28, 2022, January 29, 2021, and January 31, 2020, respectively, and relate to VMware’s portion of federal income taxes on Dell Technologies’ consolidated tax return as well as state tax payments for combined states.

The timing of the tax payments due to and from related parties is governed by the Tax Agreements. VMware’s portion of the mandatory one-time transition tax on accumulated earnings of foreign subsidiaries (the “Transition Tax”) is governed by a letter agreement between VMware and Dell Technologies entered into on April 1, 2019.

As a result of the activity under the Tax Agreements with VMware, amounts due from VMware were $621 million and $451 million as of January 28, 2022 and January 29, 2021, respectively, primarily related to VMware’s estimated tax obligation resulting from the Transition Tax. U.S. Tax Reform included a deferral election for an eight-year installment payment method on the Transition Tax. Dell Technologies expects VMware to pay the remainder of its Transition Tax over a period of four years.

Indemnification — Upon consummation of the VMware Spin-off, Dell Technologies recorded net income tax indemnification receivables from VMware related to certain income tax liabilities for which Dell Technologies is jointly and severally liable, but for which it is indemnified by VMware under the Tax Matters Agreement. The amounts that VMware may be obligated to pay Dell Technologies could vary depending on the outcome of certain unresolved tax matters, which may not be resolved for several years. The net receivable as of January 28, 2022 was $144 million.

Due To/From Related Party

The following table presents amounts due to and from VMware as of the dates indicated:

	January 28, 2022	January 29, 2021
	(in millions)
Due from related party, net, current (a)	$131	$115
Due from related party, net, non-current (b)	$710	$451
Due to related party, current (c)	$1,414	$1,461
____________________
(a)    Amounts due from related party, current consists of amounts due from VMware, inclusive of current net tax receivables from VMware under the Tax Agreements. Amounts, excluding tax, are generally settled in cash within 60 days of each quarter-end.
(b) Amounts in due from related party, non-current consists of non-current portion of net receivables from VMware under the Tax Agreements.
(c) Amounts in due to related party, current includes amounts due to VMware which are generally settled in cash within 60 days of each quarter-end.

Special Dividend by VMware

On November 1, 2021, in connection with the closing of the VMware Spin-off, VMware paid a special cash dividend of $11.5 billion, in aggregate, to VMware common stockholders of record on October 29, 2021, of which Dell Technologies received approximately $9.3 billion.

See Note 1 and Note 3 of the Notes to the Consolidated Financial Statements for more information about the VMware Spin-off.

NOTE 22 — UNAUDITED QUARTERLY RESULTS

The following tables present selected unaudited consolidated statements of income (loss) for each quarter of the periods indicated:

	Fiscal 2022
	Q1	Q2	Q3	Q4
	(in millions, except per share data)
Net revenue	$22,590	$24,191	$26,424	$27,992
Gross margin	$5,264	$5,475	$5,534	$5,618

Net income (loss) from continuing operations	$659	$629	$3,683	$(29)
Income from discontinued operations, net of income taxes	$279	$251	$205	$30
Net income attributable to Dell Technologies Inc.	$887	$831	$3,843	$2

Earnings (loss) per share attributable to Dell Technologies Inc. - basic
Continuing operations	$0.87	$0.83	$4.81	$(0.04)
Discontinued operations	$0.30	$0.26	$0.21	$0.04
Earnings (loss) per share attributable to Dell Technologies Inc. - diluted
Continuing operations	$0.84	$0.80	$4.68	$(0.04)
Discontinued operations	$0.29	$0.25	$0.19	$0.04

	Fiscal 2021
	Q1	Q2	Q3	Q4
	(in millions, except per share data)
Net revenue	$20,078	$20,853	$21,589	$24,150
Gross margin	$4,715	$4,877	$5,024	$5,524

Net income (loss) from continuing operations	$33	$924	$593	$695
Income from discontinued operations, net of income taxes	$149	$175	$288	$648
Net income attributable to Dell Technologies Inc.	$143	$1,048	$832	$1,227

Earnings per share attributable to Dell Technologies Inc. - basic
Continuing operations	$0.05	$1.25	$0.80	$0.93
Discontinued operations	$0.14	$0.16	$0.31	$0.71
Earnings per share attributable to Dell Technologies Inc. - diluted
Continuing operations	$0.05	$1.21	$0.77	$0.90
Discontinued operations	$0.14	$0.16	$0.31	$0.67

NOTE 23 — SUBSEQUENT EVENTS

Dividend Announcement — On February 24, 2022, the Company announced that its Board of Directors has adopted a dividend policy under which the Company intends to pay quarterly cash dividends on its common stock, beginning in the first fiscal quarter of fiscal year 2023, at an initial rate of $0.33 per share per fiscal quarter. The Company also announced that the Board of Directors has declared the initial quarterly dividend under the new policy in the amount of $0.33 per share, which will be payable on April 29, 2022 to the holders of record of all of the issued and outstanding shares of common stock as of the close of business on April 20, 2022.

The dividend policy and the declaration and payment of each quarterly cash dividend will be subject to the Board of Director’s continuing determination that the policy and the declaration of dividends thereunder are in the best interests of the Company’s stockholders and are in compliance with applicable law. The Board of Directors retains the power to modify, suspend, or cancel the dividend policy in any manner and at any time that it may deem necessary or appropriate.

Other than the item noted above, there were no known events occurring after January 28, 2022 and up until the date of the issuance of this report that would materially affect the information presented herein.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 28, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of January 28, 2022.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 28, 2022, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of that evaluation, management has concluded that our internal control over financial reporting was effective as of January 28, 2022.

The effectiveness of our internal control over financial reporting as of January 28, 2022 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which is included in “Item 8 — Financial Statements and Supplementary Data.”

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended January 28, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As permitted under the OFAC General License, our subsidiary Dell LLC and other subsidiaries periodically file notifications with the FSB in connection with the importation and distribution of our products in the Russian Federation. During our fiscal year ended January 28, 2022, Dell LLC filed notifications with the FSB. No payments were issued or received, and no gross revenue or net profits were generated, in connection with these filing activities. Dell Technologies and its subsidiaries do not sell products or provide services to the FSB. To the extent permitted by applicable law, including by the OFAC General License, we expect to continue to file notifications with the FSB to qualify our products for importation and distribution in the Russian Federation.

ITEM 9C — DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

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

See “Part I — Item 1 — Business — Information about our Executive Officers” for more information about our executive officers, which is incorporated by reference in this Item 10. Other information required by this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2022 annual meeting of stockholders, referred to as the “2022 proxy statement,” which we will file with the SEC on or before 120 days after our 2022 fiscal year-end, and which will appear in the 2022 proxy statement under the captions “Proposal 1 — Election of Directors” and “Additional Information — Delinquent Section 16(a) Reports.”

The following information about the members of our board of directors and the principal occupation or employment of each director is provided as of the date of this report.

Michael S. Dell Chairman and Chief Executive Officer Dell Technologies Inc.	Lynn Vojvodich Radakovich Public Company Director

David W. Dorman Founding Partner Centerview Capital Technology (investments)	Ellen J. Kullman President and CEO Carbon, Inc. (3D printing)

Egon Durban Co-CEO Silver Lake (private equity)	Simon Patterson Managing Director Silver Lake (private equity)

William D. Green Public Company Director	David Grain Founder and CEO Grain Management (private equity)

ITEM 11 — EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated herein by reference to the 2022 proxy statement, including the information in the 2022 proxy statement appearing under the captions “Proposal 1 — Election of Directors — Director Compensation” and “Compensation of Executive Officers.”

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 is incorporated herein by reference to the 2022 proxy statement, including the information in the 2022 proxy statement appearing under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated herein by reference to the 2022 proxy statement, including the information in the 2022 proxy statement appearing under the captions “Proposal 1 — Elections of Directors” and “Transactions with Related Persons.”

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 is incorporated herein by reference to the 2022 proxy statement, including the information in the 2022 proxy statement appearing under the caption “Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15 — EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Annual Report on Form 10-K:

(1)Financial Statements: The following financial statements are filed as part of this report under “Part II — Item 8 — Financial Statements and Supplementary Data”:

Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Position at January 28, 2022 and January 29, 2021
Consolidated Statements of Income for the fiscal years ended January 28, 2022, January 29, 2021, and January 31, 2020
Consolidated Statements of Comprehensive Income for the fiscal years ended January 28, 2022, January 29, 2021, and January 31, 2020
Consolidated Statements of Cash Flows for the fiscal years ended January 28, 2022, January 29, 2021, and January 31, 2020
Consolidated Statements of Stockholders’ Equity (Deficit) for the fiscal years ended January 28, 2022, January 29, 2021, and January 31, 2020
Notes to Consolidated Financial Statements

(2)Financial Statement Schedules: The information required in the following financial statement schedules is included in Note 20 of the Notes to the Consolidated Financial Statements under “Part II — Item 8 — Financial Statements and Supplementary Data”:

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

2.2
Letter Agreement, dated as of October 7, 2021, by and between Dell Technologies Inc. and VMware, Inc. (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of the Company filed with the Commission on October 7, 2021) (Commission File No. 001-37867).

2.3
Letter Agreement, dated as of November 1, 2021, by and between Dell Technologies Inc. and VMware, Inc. (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K of the Company filed with the Commission on November 1, 2021) (Commission File No. 001-37867).

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

4.6
2026 Notes Supplemental Indenture No. 1, dated June 1, 2016, among Diamond 1 Finance Corporation, Diamond 2 Finance Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (incorporated by reference to Exhibit 4.21 to Amendment No. 6 to the Company’s 2016 Form S-4 filed with the Commission on June 3, 2016) (Registration No. 333-208524).

4.7
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

4.10
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

4.11
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

4.12
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

4.13
Supplemental Indenture No. 5, dated as of March 20, 2019, among Dell International L.L.C, EMC Corporation, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee and Notes Collateral Agent (incorporated by reference to Exhibit 4.11 to the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2019) (Commission File No. 001-37867).

4.14
Base Indenture, dated as of March 20, 2019, among Dell International L.L.C, EMC Corporation, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee and Notes Collateral Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2019) (Commission File No. 001-37867).

4.15
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

4.16
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

4.17
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

4.18
Base Indenture, dated as of April 9, 2020, among Dell International L.L.C., EMC Corporation, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee and Notes Collateral Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 9, 2020) (Commission File No. 001-37867).

4.19
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

4.20
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

4.21
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

4.22
Credit Agreement, dated as of November 1, 2021, among Dell Technologies Inc., Denali Intermediate Inc., Dell Inc., Dell International L.L.C., as a borrower, EMC Corporation, as a borrower, JPMorgan Chase Bank, N.A., as administrative agent, and each of the lenders and other parties from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 1, 2021) (Commission File No. 001-37867).

4.23
Base Indenture, dated as of December 13, 2021, among Dell International L.L.C., EMC Corporation, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 15, 2021) (Commission File No. 001-37867).

4.24
2041 Notes Supplemental Indenture No. 1, dated as of December 13, 2021, among Dell International L.L.C., EMC Corporation, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 15, 2021) (Commission File No. 001-37867).

4.25
2051 Notes Supplemental Indenture No. 1, dated as of December 13, 2021, among Dell International L.L.C., EMC Corporation, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 15, 2021) (Commission File No. 001-37867).

4.26
Registration Rights Agreement, dated as of December 13, 2021, among Dell International L.L.C., EMC Corporation, the guarantors party thereto and BofA Securities, Inc., Barclays Capital Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC and Wells Fargo Securities LLC, as the representatives for the initial purchasers. (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Commission on December 15, 2021) (Commission File No. 001-37867).

4.27	Form of Global Note for 3.375% Senior Notes due 2041 (included in Exhibit 4.24).
4.28	Form of Global Note for 3.340% Senior Notes due 2051 (included in Exhibit 4.25).

4.29
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

4.30
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

4.31
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

4.32
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

4.33†
Consent to the Extension of Registration Rights Under the Second Amended and Restated Registration Rights Agreement, dated January 3, 2022, among Dell Technologies Inc. and SL SPV-2 L.P., Silver Lake Partners IV, L.P., Silver Lake Technology Investors IV, L.P., Silver Lake Partners V DE (AIV), L.P., Silver Lake Technology Investors V, L.P.

4.34	Description of Common Stock (incorporated by reference to Exhibit 4.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2020) (Commission File No. 001-37867).
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

10.11
Amended and Restated Master Transaction Agreement among EMC Corporation, Dell Technologies Inc. and VMware, Inc. dated January 9, 2018 (incorporated by reference to Exhibit 10.1 to VMware, Inc.’s Annual Report on Form 10-K for the fiscal year ended February 2, 2018) (Commission File No. 001-33622).

10.12*
Form of Indemnification Agreement between the Company and certain members of its Board of Directors (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2017) (Commission File No. 001-37867).

10.13†	Form of Indemnification Agreement between the Company and certain members of its Board of Directors.
10.14*
Form of Indemnification Agreement between EMC Corporation and each of Jeremy Burton, Howard D. Elias and David I. Goulden (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2017) (Commission File No. 001-37867).

10.15*	Form of Indemnification Agreement between Dell Technologies Inc. and certain of its executive officers.
10.16*
Form of EMC Corporation Deferred Compensation Retirement Plan, as amended and restated, effective as of January 1, 2016 (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2017) (Commission File No. 001-37867).

10.17*
Form of Dell Deferred Compensation Plan, effective as of January 1, 2017 (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2017) (Commission File No. 001-37867).

10.18*
Form of Protection of Sensitive Information, Noncompetition and Nonsolicitation Agreement between Dell Inc. and each of Howard D. Elias and William F. Scannell (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2018) (Commission File No. 001-37867).

10.19*
Offer Letter to Howard D. Elias, dated August 12, 2016 (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2018) (Commission File No. 001-37867).

10.20*
Offer Letter to William F. Scannell, dated August 12, 2016 (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2018) (Commission File No. 001-37867).

10.21*
Form of Amended and Restated Stock Option Agreement-Performance Vesting Option for grants to executive officers under the Dell Technologies Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed with the Commission on October 4, 2018) (Registration No. 333-226618).

10.22*
Form of Amended and Restated Stock Option Agreement-Performance Vesting Option for grants to employees under the Dell Technologies Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed with the Commission on October 4, 2018) (Registration No. 333-226618).

10.23*
Form of Amended and Restated Stock Option Agreement-Time Vesting Option for grants to executive officers under the Dell Technologies Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed with the Commission on October 4, 2018) (Registration No. 333-226618).

10.24*
Form of Amended and Restated Stock Option Agreement-Time Vesting Option for grants to employees under the Dell Technologies Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed with the Commission on October 4, 2018) (Registration No. 333-226618).

10.25*
Form of Amended and Restated Dell Performance Award Agreement for grants to executive officers under the Dell Technologies Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed with the Commission on October 4, 2018) (Registration No. 333-226618).

10.26*
Form of Amended and Restated Dell Performance Award Agreement for grants to employees under the Dell Technologies Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed with the Commission on October 4, 2018) (Registration No. 333-226618).

10.27*
Form of Amended and Restated Dell Time Award Agreement for grants to executive officers under the Dell Technologies Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed with the Commission on October 4, 2018) (Registration No. 333-226618).

10.28*
Form of Amended and Restated Dell Time Award Agreement for grants to employees under the Dell Technologies Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.17 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed with the Commission on October 4, 2018) (Registration No. 333-226618).

10.29*
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

10.34*
Amended and Restated Dell Technologies Inc. Compensation Program for Independent Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2020) (Commission File No. 001-37867).

10.35
Letter Agreement, dated as of July 1, 2018, between the Company and VMware, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 2, 2018) (Commission File No. 001-37867).

10.36
Waiver, dated as of November 14, 2018, among the Company and VMware, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K/A filed with the Commission on November 15, 2018) (Commission File No. 001-37867).

10.37
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

10.38
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

10.39
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

10.40
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

10.41
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

10.42*
Form of Restricted Stock Unit Agreement under the Dell Technologies Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 19, 2019) (Commission File No. 001-37867).

10.43*
Form of Performance-Based Restricted Stock Unit Agreement under the Dell Technologies Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 19, 2019) (Commission File No. 001-37867).

10.44*
Waiver Letter, dated as of April 7, 2020, between Dell Technologies Inc. and Michael S. Dell (incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2021) (Commission File No. 001-37867).

10.45
Commercial Framework Agreement, dated as of November 1, 2021, by and between Dell Technologies Inc. and VMware, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 1, 2021) (Commission File No. 001-37867).

21.1†	Subsidiaries of Dell Technologies Inc.
22.1†	List of Guarantor Subsidiaries and Issuers of Guaranteed Securities
23.1†	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm of Dell Technologies Inc.
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
Michael S. Dell
Chairman and Chief Executive Officer
(Duly Authorized Officer)

Date: March 24, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 24, 2022:

Signature	Title

/s/ MICHAEL S. DELL	Chairman and Chief Executive Officer
Michael S. Dell	(principal executive officer)

/s/ DAVID W. DORMAN	Director
David W. Dorman

/s/ EGON DURBAN	Director
Egon Durban

/s/ DAVID GRAIN	Director
David Grain

/s/ WILLIAM D. GREEN	Director
William D. Green

/s/ ELLEN J. KULLMAN	Director
Ellen J. Kullman

/s/ SIMON PATTERSON	Director
Simon Patterson

/s/ LYNN VOJVODICH RADAKOVICH	Director
Lynn Vojvodich Radakovich

/s/ THOMAS W. SWEET	Executive Vice President and Chief Financial Officer
Thomas W. Sweet	(principal financial officer)

/s/ BRUNILDA RIOS	Senior Vice President, Corporate Finance and
Brunilda Rios	Chief Accounting Officer
(principal accounting officer)