Form 10-Q
period 2022-04-29
Dell Technologies Inc.
filed 2022-06-06
CIK 1571996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	April 29, 2022
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of May 31, 2022, there were 739,517,600 shares of the registrant’s common stock outstanding, consisting of 265,686,850 outstanding shares of Class C Common Stock, 378,480,523 outstanding shares of Class A Common Stock, and 95,350,227 outstanding shares of Class B Common Stock.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “may,” “will,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “aim,” “seek,” and similar expressions as they relate to us or our management are intended to identify these forward-looking statements. All statements by us regarding our expected financial position, revenues, cash flows and other operating results, business strategy, legal proceedings, future responses to and effects of the coronavirus disease 2019 (“COVID-19”), and similar matters are forward-looking statements. Our expectations expressed or implied in these forward-looking statements may not turn out to be correct. Our results could be materially different from our expectations because of various risks, including the risks discussed in “Part I — Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2022, in this report and in our other periodic and current reports filed with the Securities and Exchange Commission (“SEC”). Any forward-looking statement speaks only as of the date as of which such statement is made, and, except as required by law, we undertake no obligation to update any forward-looking statement after the date as of which such statement was made, whether to reflect changes in circumstances or our expectations, the occurrence of unanticipated events, or otherwise.

DELL TECHNOLOGIES INC.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in millions; unaudited)

	April 29, 2022	January 28, 2022
ASSETS
Current assets:
Cash and cash equivalents	$6,654	$9,477
Accounts receivable, net of allowance of $72 and $90	11,837	12,912
Due from related party, net	131	131
Short-term financing receivables, net of allowance of $133 and $142 (Note 5)	4,796	5,089
Inventories	6,277	5,898
Other current assets	11,681	11,526
Total current assets	41,376	45,033
Property, plant, and equipment, net	5,516	5,415
Long-term investments	1,868	1,839
Long-term financing receivables, net of allowance of $48 and $47 (Note 5)	5,398	5,522
Goodwill	19,598	19,770
Intangible assets, net	7,217	7,461
Due from related party, net	713	710
Other non-current assets	6,720	6,985
Total assets	$88,406	$92,735
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$5,925	$5,823
Accounts payable	25,585	27,143
Due to related party	622	1,414
Accrued and other	6,598	7,578
Short-term deferred revenue	14,329	14,261
Total current liabilities	53,059	56,219
Long-term debt	21,197	21,131
Long-term deferred revenue	13,074	13,312
Other non-current liabilities	3,431	3,653
Total liabilities	90,761	94,315
Commitments and contingencies (Note 11)
Stockholders’ equity (deficit):
Common stock and capital in excess of $0.01 par value (Note 14)	7,777	7,898
Treasury stock at cost	(2,446)	(964)
Accumulated deficit	(7,369)	(8,188)
Accumulated other comprehensive loss	(424)	(431)
Total Dell Technologies Inc. stockholders’ equity (deficit)	(2,462)	(1,685)
Non-controlling interests	107	105
Total stockholders’ equity (deficit)	(2,355)	(1,580)
Total liabilities and stockholders’ equity	$88,406	$92,735

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended
	April 29, 2022	April 30, 2021
Net revenue:
Products	$20,464	$17,487
Services	5,652	5,103
Total net revenue	26,116	22,590
Cost of net revenue (a):
Products	17,009	14,434
Services	3,323	2,892
Total cost of net revenue	20,332	17,326
Gross margin	5,784	5,264
Operating expenses:
Selling, general, and administrative	3,553	3,658
Research and development	681	619
Total operating expenses	4,234	4,277
Operating income	1,550	987
Interest and other, net	(337)	(288)
Income before income taxes	1,213	699
Income tax expense	144	40
Net income from continuing operations	1,069	659
Income from discontinued operations, net of income taxes (Note 2)	—	279
Net income	1,069	938
Less: Net loss attributable to non-controlling interests	(3)	(1)
Less: Net income attributable to non-controlling interests of discontinued operations	—	52
Net income attributable to Dell Technologies Inc.	$1,072	$887

Earnings per share attributable to Dell Technologies Inc. — basic:
Continuing operations	$1.42	$0.87
Discontinued operations	$—	$0.30

Earnings per share attributable to Dell Technologies Inc. — diluted:
Continuing operations	$1.37	$0.84
Discontinued operations	$—	$0.29

(a) Includes related party cost of net revenue as follows (Note 16):
Products	$255	$319
Services	$709	$578

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended
	April 29, 2022	April 30, 2021
Net income	$1,069	$938

Other comprehensive income, net of tax
Foreign currency translation adjustments	(286)	(7)
Cash flow hedges:
Change in unrealized gains (losses)	372	(1)
Reclassification adjustment for net (gains) losses included in net income	(96)	27
Net change in cash flow hedges	276	26
Pension and other postretirement plans:
Recognition of actuarial net gains from pension and other postretirement plans	17	1
Reclassification adjustments for net losses from pension and other postretirement plans	—	—
Net change in actuarial net gains from pension and other postretirement plans	17	1

Total other comprehensive income, net of tax expense (benefit) of $16 and $(2), respectively	7	20
Comprehensive income, net of tax	1,076	958
Less: Net income (loss) attributable to non-controlling interests	(3)	51
Comprehensive income attributable to Dell Technologies Inc.	$1,079	$907

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; continued on next page; unaudited)

	Three Months Ended
	April 29, 2022	April 30, 2021
Cash flows from operating activities:
Net income	$1,069	$938
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	726	1,239
Stock-based compensation expense	232	435
Deferred income taxes	(246)	(170)
Other, net	(91)	(82)
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	864	1,850
Financing receivables	280	276
Inventories	(419)	(396)
Other assets and liabilities	(885)	(2,292)
Due from/to related party, net	(777)	—
Accounts payable	(1,501)	(125)
Deferred revenue	479	565
Change in cash from operating activities	(269)	2,238
Cash flows from investing activities:
Purchases of investments	(52)	(146)
Maturities and sales of investments	18	256
Capital expenditures and capitalized software development costs	(690)	(625)
Acquisition of businesses and assets, net	—	(10)
Other	4	6
Change in cash from investing activities	(720)	(519)
Cash flows from financing activities:
Proceeds from the issuance of common stock	4	160
Repurchases of parent common stock	(1,779)	(9)
Repurchases of subsidiary common stock	(7)	(434)
Payment of dividend to stockholders	(248)	—
Proceeds from debt	3,034	2,726
Repayments of debt	(2,703)	(4,070)
Debt-related costs and other, net	(7)	(11)
Change in cash from financing activities	(1,706)	(1,638)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(111)	(5)
Change in cash, cash equivalents, and restricted cash	(2,806)	76
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued; in millions; unaudited)

	Three Months Ended
	April 29, 2022	April 30, 2021
Change in cash, cash equivalents, and restricted cash	(2,806)	76
Cash, cash equivalents, and restricted cash at beginning of the period, including cash attributable to discontinued operations	10,082	15,184
Cash, cash equivalents, and restricted cash at end of the period, including cash attributable to discontinued operations	7,276	15,260
Less: Cash, cash equivalents, and restricted cash attributable to discontinued operations	—	5,667
Cash, cash equivalents, and restricted cash from continuing operations	$7,276	$9,593

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in millions; continued on next page; unaudited)

	Common Stock and Capital in Excess of Par Value		Treasury Stock
	Issued Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Dell Technologies Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Stockholders’ Equity (Deficit)
Balances as of January 28, 2022	777	$7,898	20	$(964)	$(8,188)	$(431)	$(1,685)	$105	$(1,580)
Net income	—	—	—	—	1,072	—	1,072	(3)	1,069
Cash dividend declared ($0.33 per common share)	—	—	—	—	(253)	—	(253)	—	(253)
Foreign currency translation adjustments	—	—	—	—	—	(286)	(286)	—	(286)
Cash flow hedges, net change	—	—	—	—	—	276	276	—	276
Pension and other post-retirement	—	—	—	—	—	17	17	—	17
Issuance of common stock	18	(339)	—	—	—	—	(339)	—	(339)
Stock-based compensation expense	—	224	—	—	—	—	224	8	232
Treasury stock repurchases	—	—	28	(1,482)	—	—	(1,482)	—	(1,482)
Impact from equity transactions of non-controlling interests	—	(6)	—	—	—	—	(6)	(3)	(9)
Balances as of April 29, 2022	795	$7,777	48	$(2,446)	$(7,369)	$(424)	$(2,462)	$107	$(2,355)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 — OVERVIEW AND BASIS OF PRESENTATION

Dell Technologies Inc. is a leading global end-to-end technology provider that offers a broad range of comprehensive and integrated solutions, which include servers and networking products, storage products, cloud solutions products, desktops, notebooks, services, software, and third-party software and peripherals. References in these Notes to the Condensed Consolidated Financial Statements to the “Company” or “Dell Technologies” mean Dell Technologies Inc. individually and together with its consolidated subsidiaries.

Basis of Presentation — The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes filed with the U.S. Securities and Exchange Commission (“SEC”) in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2022. These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company as of April 29, 2022 and January 28, 2022 and the results of its operations, corresponding comprehensive income, and its cash flows for the three months ended April 29, 2022 and April 30, 2021.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and the accompanying Notes. Actual results could differ materially from those estimates. The results of operations, comprehensive income, and cash flows for the three months ended April 29, 2022 and April 30, 2021 are not necessarily indicative of the results to be expected for the full fiscal year or for any other fiscal period.

The Company’s fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. The fiscal year ended January 28, 2022 (“Fiscal 2022”) was a 52-week period while the fiscal year ending February 3, 2023 (“Fiscal 2023”) will be a 53-week period.

Principles of Consolidation — These Condensed Consolidated Financial Statements include the accounts of Dell Technologies Inc., its wholly-owned subsidiaries, and the accounts of SecureWorks Corp. (“Secureworks”), which is majority-owned by Dell Technologies. All intercompany transactions have been eliminated.

Secureworks — As of April 29, 2022 and January 28, 2022, the Company held approximately 82.9% and 83.9%, respectively, of the outstanding equity interest in Secureworks, excluding restricted stock awards (“RSAs”), and approximately 82.5% and 83.1%, respectively, of the equity interest, including RSAs. The portion of the results of operations of Secureworks allocable to its other owners is shown as net income attributable to the non-controlling interests in the Condensed Consolidated Statements of Income, as an adjustment to net income attributable to Dell Technologies stockholders. The non-controlling interests’ share of equity in Secureworks is reflected as a component of the non-controlling interests in the Condensed Consolidated Statements of Financial Position and was $107 million and $105 million as of April 29, 2022 and January 28, 2022, respectively.

Variable Interest Entities — The Company also consolidates Variable Interest Entities ("VIEs") where it has been determined that the Company is the primary beneficiary of the applicable entities’ operations. For each VIE, the primary beneficiary is the party that has both the power to direct the activities that most significantly impact the VIE's economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to such VIE. In evaluating whether the Company is the primary beneficiary of each entity, the Company evaluates its power to direct the most significant activities of the VIE by considering the purpose and design of each entity and the risks each entity was designed to create and pass through to its respective variable interest holders. The Company also evaluates its economic interests in each of the VIEs. See Note 5 of the Notes to the Condensed Consolidated Financial Statements for more information regarding consolidated VIEs.

Spin-Off of VMware, Inc. — On November 1, 2021, the Company completed its spin-off of VMware, Inc. (NYSE: VMW) (individually and together with its consolidated subsidiaries, “VMware”) by means of a special stock dividend (the “VMware Spin-off”). The VMware Spin-off was effectuated pursuant to a Separation and Distribution Agreement, dated as of April 14, 2021, between Dell Technologies and VMware (the “Separation and Distribution Agreement”).

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Pursuant to the Commercial Framework Agreement (the “CFA”) between Dell Technologies and VMware, Dell Technologies continues to act as a distributor of VMware’s standalone products and services and purchase such products and services for resale to customers. Dell Technologies also continues to integrate VMware’s products and services with Dell Technologies’ offerings and sell them to customers. The results of such operations are presented as continuing operations within the Company’s Condensed Consolidated Statements of Income for all periods presented.

In accordance with applicable accounting guidance, the results of VMware, excluding Dell Technologies' resale of VMware offerings, are presented as discontinued operations in the Condensed Consolidated Statements of Income and, as such, have been excluded from both continuing operations and segment results for the three months ended April 30, 2021. The Condensed Consolidated Statements of Cash Flows are presented on a consolidated basis for both continuing operations and discontinued operations. See Note 2 of the Notes to the Condensed Consolidated Financial Statements for additional information on the VMware Spin-off.

Boomi Divestiture — On October 1, 2021, Dell Technologies completed the sale of Boomi, Inc. (“Boomi”) and certain related assets. At the completion of the sale, the Company received total cash consideration of approximately $4.0 billion, resulting in a pre-tax gain on sale of $4.0 billion recognized in interest and other, net on the Condensed Consolidated Statements of Income. The Company ultimately recorded a $3.0 billion gain, net of $1.0 billion in tax expense. The transaction was intended to support general corporate purposes and fuel growth initiatives through targeted investments to modernize Dell Technologies’ core infrastructure and by expanding in high-priority areas, including hybrid and private cloud, edge, telecommunications solutions, and the Company’s APEX offerings. Prior to the divestiture, Boomi’s operating results were included within other businesses and the divestiture did not qualify for presentation as a discontinued operation.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 2 — DISCONTINUED OPERATIONS

VMware Spin-Off — As disclosed in Note 1 of the Notes to the Condensed Consolidated Financial Statements, on November 1, 2021, the Company completed its spin-off of VMware by means of a special stock dividend of 30,678,605 shares of Class A common stock and 307,221,836 shares of Class B common stock of VMware to Dell Technologies stockholders of record as of October 29, 2021.

Prior to receipt of the VMware common stock by the Company’s stockholders, each share of VMware Class B common stock automatically converted into one share of VMware Class A common stock. As a result of these transactions, each holder of record of shares of Dell Technologies common stock as of the distribution record date received approximately 0.440626 of a share of VMware Class A common stock for each share of Dell Technologies common stock held as of such date, based on shares outstanding as of the completion of the VMware Spin-off. Following completion of the transaction, the pre-transaction stockholders of Dell Technologies owned shares in two separate public companies, consisting of (1) VMware, which continues to own the businesses of VMware, Inc. and its subsidiaries, and (2) Dell Technologies, which continues to own Dell Technologies’ other businesses and subsidiaries. After the separation, Dell Technologies does not beneficially own any shares of VMware common stock.

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

The CFA referred to in Note 1 to the Notes to the Condensed Consolidated Financial Statements provides a framework under which the Company and VMware will continue their commercial relationship after the transaction, particularly with respect to projects mutually agreed by the parties as having the potential to accelerate the growth of an industry, product, service, or platform that may provide one or both companies with a strategic market opportunity. The CFA has an initial term of five years, with automatic one-year renewals occurring annually thereafter, subject to certain terms and conditions.

Pursuant to the CFA, Dell Technologies continues to act as a distributor of VMware’s standalone products and services and purchases such products and services for resale to end-user customers. Dell Technologies also continues to integrate VMware’s products and services with Dell Technologies’ offerings and sell them to end users. Cash flows between Dell and VMware primarily relate to such transactions. The Company has determined that it is generally acting as principal in these arrangements. The results of such operations are classified as continuing operations within the Company’s Condensed Consolidated Statements of Income. See Note 16 of the Notes to the Condensed Consolidated Financial Statements for additional information regarding transactions between Dell Technologies and VMware.

In accordance with applicable accounting guidance, the results of VMware, excluding Dell's resale of VMware offerings, are presented as discontinued operations in the Condensed Consolidated Statements of Income and, as such, have been excluded from both continuing operations and segment results for the three months ended April 30, 2021. The Condensed Consolidated Statements of Cash Flows are presented on a consolidated basis for both continuing operations and discontinued operations.

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

The following table presents key components of “Income from discontinued operations, net of income taxes” for the three months ended April 30, 2021:

Three Months Ended (a)
April 30, 2021
(in millions)
Net revenue	$1,897
Cost of net revenue	(497)
Operating expenses	2,006
Interest and other, net	100
Income from discontinued operations before income taxes	288
Income tax expense	9
Income from discontinued operations, net of income taxes	$279
____________________
(a)    The table above reflects the offsetting effects of historical intercompany transactions which are presented on a gross basis within continuing operations on the Condensed Consolidated Statements of Income.

The following table presents significant cash flow items from discontinued operations for the three months ended April 30, 2021 included within the Condensed Consolidated Statements of Cash Flows:

Three Months Ended
April 30, 2021
(in millions)
Depreciation and amortization	$333
Capital expenditures	$70
Stock-based compensation expense	$263

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 3 — FAIR VALUE MEASUREMENTS

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

	April 29, 2022				January 28, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(in millions)
Assets:
Cash and cash equivalents:
Money market funds	$1,977	$—	$—	$1,977	$3,737	$—	$—	$3,737
Marketable equity and other securities	61	—	—	61	86	—	—	86
Derivative instruments	—	471	—	471	—	253	—	253
Total assets	$2,038	$471	$—	$2,509	$3,823	$253	$—	$4,076
Liabilities:
Derivative instruments	$—	$180	$—	$180	$—	$138	$—	$138
Total liabilities	$—	$180	$—	$180	$—	$138	$—	$138

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

Deferred Compensation Plans —The Company offers deferred compensation plans for eligible employees, which allow participants to defer a portion of their compensation. Assets were the same as liabilities associated with the plans at approximately $187 million and $192 million as of April 29, 2022 and January 28, 2022, respectively, and are included in other assets and other liabilities on the Condensed Consolidated Statements of Financial Position. The net impact to the Condensed Consolidated Statements of Income is not material since changes in the fair value of the assets substantially offset changes in the fair value of the liabilities. As such, assets and liabilities associated with these plans have not been included in the recurring fair value table above.

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

As of April 29, 2022 and January 28, 2022, the Company held strategic investments in non-marketable equity and other securities of $1.5 billion and $1.4 billion, respectively. As these investments represent early-stage companies without readily determinable fair values, they are not included in the recurring fair value table above.

Carrying Value and Estimated Fair Value of Outstanding Debt — The following table presents the carrying value and estimated fair value of the Company’s outstanding debt as described in Note 7 of the Notes to the Condensed Consolidated Financial Statements, including the current portion, as of the dates indicated:

	April 29, 2022		January 28, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in billions)
Senior Notes	$16.1	$16.7	$16.1	$18.5
Legacy Notes and Debentures	$0.8	$1.0	$0.8	$1.1

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 4 — INVESTMENTS

The Company has strategic investments in equity and other securities as well as investments in fixed-income debt securities. As of April 29, 2022 and January 28, 2022, total investments were $1.9 billion and $1.8 billion, respectively.

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

Carrying Value of Equity and Other Securities

The following table presents the amortized cost, cumulative unrealized gains, cumulative unrealized losses, and carrying value of the Company's strategic investments in marketable and non-marketable equity securities as of the dates indicated:

	April 29, 2022				January 28, 2022
	Cost	Unrealized Gain	Unrealized Loss	Carrying Value	Cost	Unrealized Gain	Unrealized Loss	Carrying Value
	(in millions)
Marketable	$114	$78	$(131)	$61	$126	$79	$(119)	$86
Non-marketable	668	910	(65)	1,513	593	900	(52)	1,441
Total equity and other securities	$782	$988	$(196)	$1,574	$719	$979	$(171)	$1,527

Gains and Losses on Equity and Other Securities

The following table presents unrealized gains and losses on marketable and non-marketable equity and other securities for the periods indicated:

	April 29, 2022	April 30, 2021
	(in millions)
Marketable securities
Unrealized gain	$—	$16
Unrealized loss	(18)	(8)
Net unrealized gain (loss)	(18)	8
Non-marketable securities
Unrealized gain	21	182
Unrealized loss	—	(77)
Net unrealized gain (a)	21	105
Total net gain on equity and other securities	$3	$113
____________________
(a)    For all periods presented, net gains on non-marketable securities are due to upward adjustments for observable price changes offset by losses primarily attributable to impairments.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Fixed Income Debt Securities

The Company has fixed income debt securities carried at amortized cost which are held as collateral for borrowings. The Company intends to hold the investments to maturity.

The following table summarizes the Company’s debt securities as of the dates indicated:

	April 29, 2022				January 28, 2022
	Amortized Cost	Unrealized Gains	Unrealized Loss	Carrying Value	Amortized Cost	Unrealized Gains	Unrealized Loss	Carrying Value
	(in millions)
Fixed income debt securities	$334	$28	$(68)	$294	$333	$26	$(47)	$312

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 5 — FINANCIAL SERVICES

The Company offers or arranges various financing options and services and alternative payment structures for its customers globally primarily through Dell Financial Services and its affiliates (“DFS”). The Company also arranges financing for some of its customers in various countries where DFS does not currently operate as a captive enterprise. The key activities of DFS include originating, collecting, and servicing customer financing arrangements primarily related to the purchase or use of Dell Technologies products and services. In some cases, DFS also offers financing for the purchase of third-party technology products that complement the Dell Technologies portfolio of products and services. New financing originations were $2.1 billion and $1.9 billion for the three months ended April 29, 2022 and April 30, 2021, respectively.

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

Fixed-term leases and loans — The Company enters into financing arrangements with customers who seek lease financing for equipment. DFS leases are generally classified as sales-type leases or operating leases. Leases with business customers have fixed terms of generally two to four years.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Financing Receivables

The following table presents the components of the Company’s financing receivables segregated by portfolio segment as of the dates indicated:

	April 29, 2022			January 28, 2022
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total
	(in millions)
Financing receivables, net:
Customer receivables, gross (a)	$716	$9,483	$10,199	$750	$9,833	$10,583
Allowances for losses	(94)	(87)	(181)	(102)	(87)	(189)
Customer receivables, net	622	9,396	10,018	648	9,746	10,394
Residual interest	—	176	176	—	217	217
Financing receivables, net	$622	$9,572	$10,194	$648	$9,963	$10,611
Short-term	$622	$4,174	$4,796	$648	$4,441	$5,089
Long-term	$—	$5,398	$5,398	$—	$5,522	$5,522
____________________
(a)    Customer receivables, gross include amounts due from customers under revolving loans, fixed-term loans, fixed-term sales-type or direct financing leases, and accrued interest.

The following table presents the changes in allowance for financing receivable losses for the periods indicated:

	Three Months Ended
	April 29, 2022			April 30, 2021
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total
	(in millions)
Allowance for financing receivable losses:
Balances at beginning of period	$102	$87	$189	$148	$173	$321
Charge-offs, net of recoveries	(13)	(2)	(15)	(13)	(2)	(15)
Provision charged to income statement	5	2	7	4	6	10
Balances at end of period	$94	$87	$181	$139	$177	$316

Aging

The following table presents the aging of the Company’s customer financing receivables, gross, including accrued interest, segregated by class, as of the dates indicated:

	April 29, 2022				January 28, 2022
	Current	Past Due 1 — 90 Days	Past Due >90 Days	Total	Current	Past Due 1 — 90 Days	Past Due >90 Days	Total
	(in millions)
Revolving — DPA	$488	$35	$12	$535	$520	$40	$11	$571
Revolving — DBC	164	14	3	181	158	18	3	179
Fixed-term — Consumer and Commercial	8,962	485	36	9,483	9,444	345	44	9,833
Total customer receivables, gross	$9,614	$534	$51	$10,199	$10,122	$403	$58	$10,583

Aging is likely to fluctuate as a result of the variability in volume of large transactions entered into over the period, and the administrative processes that accompany those transactions. Aging is also impacted by the timing of the Dell Technologies

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

fiscal period end date relative to calendar month-end customer payment due dates.  As a result of these factors, fluctuations in aging from period to period do not necessarily indicate a material change in the collectibility of the portfolio.

Fixed-term consumer and commercial customer receivables are placed on non-accrual status if principal or interest is past due and considered delinquent, or if there is concern about collectibility of a specific customer receivable. The receivables identified as doubtful for collectibility may be classified as current for aging purposes. Aged revolving portfolio customer receivables identified as delinquent are charged off.
Credit Quality

The following tables present customer receivables, gross, including accrued interest, by credit quality indicator segregated by class, as of the dates indicated:

	April 29, 2022
	Fixed-term — Consumer and Commercial
	Fiscal Year of Origination
	2023	2022	2021	2020	2019	Years Prior	Revolving — DPA	Revolving — DBC	Total
	(in millions)
Higher	$1,223	$2,587	$1,450	$695	$145	$15	$132	$46	$6,293
Mid	345	866	621	235	64	8	155	57	2,351
Lower	179	505	369	142	29	5	248	78	1,555
Total	$1,747	$3,958	$2,440	$1,072	$238	$28	$535	$181	$10,199

	January 28, 2022
	Fixed-term — Consumer and Commercial
	Fiscal Year of Origination
	2022	2021	2020	2019	2018	Years Prior	Revolving — DPA	Revolving — DBC	Total
	(in millions)
Higher	$3,279	$1,824	$914	$221	$25	$3	$150	$46	$6,462
Mid	1,071	751	329	94	17	—	166	57	2,485
Lower	599	450	208	42	6	—	255	76	1,636
Total	$4,949	$3,025	$1,451	$357	$48	$3	$571	$179	$10,583

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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Leases

The following table presents the net revenue, cost of net revenue, and gross margin recognized at the commencement date of sales-type leases for the periods indicated:

	Three Months Ended
	April 29, 2022	April 30, 2021
	(in millions)
Net revenue — products	$220	$230
Cost of net revenue — products	204	163
Gross margin — products	$16	$67

The following table presents the future maturity of the Company’s fixed-term customer leases and associated financing payments, and reconciles the undiscounted cash flows to the customer receivables, gross recognized on the Condensed Consolidated Statements of Financial Position as of the date indicated:

April 29, 2022
(in millions)
Fiscal 2023 (remaining nine months)	$1,876
Fiscal 2024	1,721
Fiscal 2025	1,050
Fiscal 2026	474
Fiscal 2027 and beyond	144
Total undiscounted cash flows	5,265
Fixed-term loans	4,814
Revolving loans	716
Less: Unearned income	(596)
Total customer receivables, gross	$10,199

Operating Leases

The following table presents the components of the Company’s operating lease portfolio included in property, plant, and equipment, net as of the dates indicated:

	April 29, 2022	January 28, 2022
	(in millions)
Equipment under operating lease, gross	$2,942	$2,643
Less: Accumulated depreciation	(1,076)	(935)
Equipment under operating lease, net	$1,866	$1,708

The following table presents operating lease income related to lease payments and depreciation expense for the Company’s operating lease portfolio for the periods indicated:

	Three Months Ended
	April 29, 2022	April 30, 2021
	(in millions)
Income related to lease payments	$232	$156
Depreciation expense	$165	$116

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents the future payments to be received by the Company as lessor in operating lease contracts as of the date indicated:

April 29, 2022
(in millions)
Fiscal 2023 (remaining nine months)	$663
Fiscal 2024	650
Fiscal 2025	397
Fiscal 2026	122
Fiscal 2027 and beyond	32
Total	$1,864

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
The following table presents DFS debt as of the dates indicated and excludes the allocated portion of the Company’s other borrowings, which represents the additional amount considered to fund the DFS business:

	April 29, 2022	January 28, 2022
DFS debt	(in millions)
DFS U.S. debt:
Asset-based financing and securitization facilities	$2,720	$3,054
Fixed-term securitization offerings	3,607	3,011
Other	125	135
Total DFS U.S. debt	6,452	6,200
DFS international debt:
Securitization facility	730	739
Other borrowings	818	785
Note payable	250	250
Dell Bank senior unsecured eurobonds	1,575	1,672
Total DFS international debt	3,373	3,446
Total DFS debt	$9,825	$9,646
Total short-term DFS debt	$5,907	$5,803
Total long-term DFS debt	$3,918	$3,843

DFS U.S. Debt

Asset-Based Financing and Securitization Facilities — The Company maintains separate asset-based financing facilities and a securitization facility in the United States, which are revolving facilities for fixed-term leases and loans and for revolving loans, respectively. This debt is collateralized solely by the U.S. loan and lease payments and associated equipment in the facilities. The debt has a variable interest rate and the duration of the debt is based on the terms of the underlying loan and lease payment streams. As of April 29, 2022, the total debt capacity related to the U.S. asset-based financing and securitization facilities was $4.5 billion. The Company enters into interest swap agreements to effectively convert a portion of this debt from a floating rate to a fixed rate. See Note 8 of the Notes to the Condensed Consolidated Financial Statements for additional information about interest rate swaps.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company’s U.S. securitization facility for revolving loans is effective through June 25, 2025. The Company’s two U.S. asset-based financing facilities for fixed-term leases and loans are effective through July 10, 2023 and July 26, 2022, respectively.

The asset-based financing and securitization facilities contain standard structural features related to the performance of the funded receivables, which include defined credit losses, delinquencies, average credit scores, and minimum collection requirements. In the event one or more of these criteria are not met and the Company is unable to restructure the facility, no further funding of receivables will be permitted and the timing of the Company’s expected cash flows from over-collateralization will be delayed. As of April 29, 2022, these criteria were met.

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

DFS International Debt

Securitization Facility — The Company maintains a securitization facility in Europe for fixed-term leases and loans. This facility is effective through December 21, 2022 and had a total debt capacity of $840 million as of April 29, 2022.

The securitization facility contains standard structural features related to the performance of the securitized receivables, which include defined credit losses, delinquencies, average credit scores, and minimum collection requirements. In the event one or more of these criteria are not met and the Company is unable to restructure the program, no further funding of receivables will be permitted and the timing of the Company’s expected cash flows from over-collateralization will be delayed. As of April 29, 2022, these criteria were met.

Other Borrowings — In connection with the Company’s international financing operations, the Company has entered into revolving structured financing debt programs related to its fixed-term lease and loan products sold in Canada, Europe, Australia, and New Zealand. The Canadian facility, which is collateralized solely by Canadian loan and lease payments and associated equipment, had a total debt capacity of $351 million as of April 29, 2022 and is effective through January 16, 2025. The European facility, which is collateralized solely by European loan and lease payments and associated equipment, had a total debt capacity of $630 million as of April 29, 2022 and is effective through December 14, 2023. The Australia and New Zealand facility, which is collateralized solely by Australia and New Zealand loan and lease payments and associated equipment, had a total debt capacity of $319 million as of April 29, 2022 and is effective through April 20, 2023.

Note Payable —On August 7, 2020, the Company entered into two unsecured credit agreements to fund receivables in Mexico. As of April 29, 2022, the aggregate principal amount of the notes payable was $250 million. The notes bear interest at an annual rate of 3.37% and will mature on June 1, 2022.

Dell Bank Senior Unsecured Eurobonds — On October 17, 2019, Dell Bank International D.A.C. (“Dell Bank”) issued 500 million Euro of 0.625% senior unsecured three year eurobonds due October 2022. On June 24, 2020, Dell Bank issued 500 million Euro of 1.625% senior unsecured four year eurobonds due June 2024. On October 27, 2021, Dell Bank issued 500 million Euro of 0.5% senior unsecured five year eurobonds due October 2026. The issuance of the senior unsecured eurobonds support the expansion of the financing operations in Europe.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Variable Interest Entities

In connection with the asset-based financing facilities, securitization facilities, and fixed-term securitization offerings discussed above, the Company transfers certain U.S. and European lease and loan payments and associated equipment to SPEs that meet the definition of a Variable Interest Entity (“VIE”) and are consolidated, along with the associated debt detailed above, into the Condensed Consolidated Financial Statements, as the Company is the primary beneficiary of the VIEs. The SPEs are bankruptcy-remote legal entities with separate assets and liabilities. The purpose of the SPEs is to facilitate the funding of customer loan and lease payments and associated equipment in the capital markets.

Some of the SPEs have entered into financing arrangements with multi-seller conduits that, in turn, issue asset-backed debt securities in the capital markets. DFS debt outstanding held by the consolidated VIEs is collateralized by the lease and loan payments and associated equipment. The Company’s risk of loss related to securitized receivables is limited to the amount by which the Company’s right to receive collections for assets securitized exceeds the amount required to pay interest, principal, and fees and expenses related to the asset-backed securities. The Company provides credit enhancement to the securitization in the form of over-collateralization.

The following table presents the assets and liabilities held by the consolidated VIEs as of the dates indicated, which are included in the Condensed Consolidated Statements of Financial Position:

	April 29, 2022	January 28, 2022
	(in millions)
Assets held by consolidated VIEs
Other current assets	$547	$535
Financing receivables, net of allowance
Short-term	$3,376	$3,368
Long-term	$3,270	$3,141
Property, plant, and equipment, net	$1,030	$945
Liabilities held by consolidated VIEs
Debt, net of unamortized debt issuance costs
Short-term	$4,545	$4,560
Long-term	$2,500	$2,235

Lease and loan payments and associated equipment transferred via securitization through SPEs were $1.7 billion and $1.4 billion for the three months ended April 29, 2022 and April 30, 2021, respectively.

Customer Receivable Sales

To manage certain concentrations of customer credit exposure, the Company may sell selected fixed-term customer receivables to unrelated third parties on a periodic basis, without recourse. The amount of customer receivables sold for this purpose was $148 million and $101 million for the three months ended April 29, 2022 and April 30, 2021, respectively. The Company’s continuing involvement in these customer receivables is primarily limited to servicing arrangements.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 6 — LEASES

The Company enters into leasing transactions in which the Company is the lessee. These lease contracts are typically classified as operating leases. The Company’s lease contracts are generally for office buildings used to conduct its business, and the determination of whether such contracts contain leases generally does not require significant estimates or judgments. The Company also leases certain global logistics warehouses, employee vehicles, and equipment. As of April 29, 2022, the remaining terms of the Company’s leases range from less than one month to approximately ten years.

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

Financial information associated with the Company’s leases in which the Company is the lessee is contained in this Note. As of April 29, 2022 and January 28, 2022, there were no material finance leases for which the Company was a lessee.

The following table presents components of lease costs included in the Condensed Consolidated Statements of Income for the periods indicated:

	Three Months Ended
	April 29, 2022	April 30, 2021
	(in millions)
Operating lease costs	$72	$94
Variable costs	25	26
Total lease costs	$97	$120

During the three months ended April 29, 2022 and April 30, 2021, sublease income, finance lease costs, and short-term lease costs were immaterial.

The following table presents supplemental information related to operating leases included in the Condensed Consolidated Statements of Financial Position as of the dates indicated:

	Classification	April 29, 2022	January 28, 2022
		(in millions, except for term and discount rate)
Operating lease right-of-use assets	Other non-current assets	$837	$871

Current operating lease liabilities	Accrued and other current liabilities	$273	$287
Non-current operating lease liabilities	Other non-current liabilities	687	720
Total operating lease liabilities		$960	$1,007

Weighted-average remaining lease term (in years)		5.43	5.51
Weighted-average discount rate		2.97%	3.01%

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents supplemental cash flow information related to leases for the periods indicated:

	Three Months Ended
	April 29, 2022	April 30, 2021
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities — operating cash outflows from operating leases (a)	$80	$134

Right-of-use assets obtained in exchange for new operating lease liabilities	$72	$97
____________________
(a) Cash paid for amounts included in the measurement of lease liabilities - operating cash outflows from operating leases from discontinued operations was $50 million for the three months ended April 30, 2021.

The following table presents the future maturity of the Company’s operating lease liabilities under non-cancelable leases and reconciles the undiscounted cash flows for these leases to the lease liability recognized on the Condensed Consolidated Statements of Financial Position as of the date indicated:

April 29, 2022
(in millions)
Fiscal 2023 (remaining nine months)	$209
Fiscal 2024	225
Fiscal 2025	160
Fiscal 2026	128
Fiscal 2027	105
Thereafter	215
Total lease payments	1,042
Less: Imputed interest	(82)
Total	$960
Current operating lease liabilities	$273
Non-current operating lease liabilities	$687

As of April 29, 2022, the Company’s undiscounted operating leases that had not yet commenced were immaterial.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 7 — DEBT

The following table summarizes the Company’s outstanding debt as of the dates indicated:

	April 29, 2022	January 28, 2022
	(in millions)
Senior Notes:
5.45% due June 2023	1,000	1,000
4.00% due July 2024	1,000	1,000
5.85% due July 2025	1,000	1,000
6.02% due June 2026	4,500	4,500
4.90% due October 2026	1,750	1,750
6.10% due July 2027	500	500
5.30% due October 2029	1,750	1,750
6.20% due July 2030	750	750
8.10% due July 2036	1,000	1,000
3.38% due December 2041	1,000	1,000
8.35% due July 2046	800	800
3.45% due December 2051	1,250	1,250
Legacy Notes and Debentures:
7.10% due April 2028	300	300
6.50% due April 2038	388	388
5.40% due September 2040	264	264
DFS Debt (Note 5)	9,825	9,646
Other	320	337
Total debt, principal amount	$27,397	$27,235
Unamortized discount, net of unamortized premium	(131)	(134)
Debt issuance costs	(144)	(147)
Total debt, carrying value	$27,122	$26,954
Total short-term debt, carrying value	$5,925	$5,823
Total long-term debt, carrying value	$21,197	$21,131

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

In June 2021, Dell International L.L.C. and EMC Corporation, wholly-owned subsidiaries of Dell Technologies and issuers of the Senior Notes (the “Issuers”), completed offers to exchange any and all outstanding Senior Notes issued on June 1, 2016, March 20, 2019, and April 9, 2020 for senior notes registered under the Securities Act of 1933 having terms substantially identical to the terms of the outstanding Senior Notes. The Issuers issued $18.4 billion aggregate principal amount of registered senior notes in exchange for the same aggregate principal amount of Senior Notes. The aggregate principal amount of unregistered Senior Notes remaining outstanding following the settlement of the exchange offers was approximately $0.1 billion.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

DFS Debt — See Note 5 and Note 8 of the Notes to the Condensed Consolidated Financial Statements, respectively, for discussion of DFS debt and the interest rate swap agreements that hedge a portion of that debt.

2021 Revolving Credit Facility — The 2021 Revolving Credit Facility, which was entered into on November 1, 2021, matures on November 1, 2026, This facility provides the Company with revolving commitments in an aggregate principal amount of $5.0 billion for general corporate purposes and includes a letter of credit sub-facility of up to $0.5 billion and a swing-line loan sub-facility of up to $0.5 billion. The 2021 Revolving Credit Facility also allows the Company to obtain incremental additional commitments on one or more occasions in minimum amounts of $10 million.

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

As of April 29, 2022, available borrowings under the 2021 Revolving Credit Facility totaled $5.0 billion.

Covenants — The credit agreement governing the 2021 Revolving Credit Facility and the indentures governing the Senior Notes and the Legacy Notes and Debentures variously impose limitations, subject to exceptions, on creating certain liens and entering into sale and lease-back transactions. The foregoing credit agreement and indentures contain customary events of default, including failure to make required payments, failure to comply with covenants, and the occurrence of certain events of bankruptcy and insolvency. The 2021 Revolving Credit Facility is also subject to an interest coverage ratio covenant that is tested at the end of each fiscal quarter with respect to the Company’s preceding four fiscal quarters. The Company was in compliance with this financial covenant as of April 29, 2022.

Aggregate Future Maturities

The following tables presents the aggregate future maturities of the Company’s debt as of April 29, 2022 for the periods indicated:

	Maturities by Fiscal Year
	2023 (remaining nine months)	2024	2025	2026	2027	Thereafter	Total
	(in millions)
Senior Notes	$—	$1,000	$1,000	$1,000	$6,250	$7,050	$16,300
Legacy Notes and Debentures	—	—	—	—	—	952	952
DFS Debt	5,201	2,612	1,294	165	550	3	9,825
Other	23	165	109	20	1	2	320
Total maturities, principal amount	5,224	3,777	2,403	1,185	6,801	8,007	27,397
Associated carrying value adjustments	(5)	(6)	(9)	(8)	(56)	(191)	(275)
Total maturities, carrying value amount	$5,219	$3,771	$2,394	$1,177	$6,745	$7,816	$27,122

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

During the three months ended April 29, 2022 and April 30, 2021, the Company did not discontinue any cash flow hedges related to foreign exchange contracts that had a material impact on the Company’s results of operations due to the probability that the forecasted cash flows would not occur.

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

The Company utilizes cross-currency amortizing swaps to hedge the currency and interest rate risk exposure associated with the European securitization program.  The cross currency swaps combine a Euro-based interest rate swap with a British Pound or U.S. Dollar foreign exchange forward contract in which the Company pays a fixed or floating British Pound or U.S. Dollar amount and receives a fixed or floating amount in Euros linked to the one-month Euribor.  The notional value of the swaps amortizes in line with the expected cash flows and run-off of the securitized assets.  The swaps are not designated for hedge accounting and expire within five years or less.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Derivative Instruments

The following table presents the notional amounts of outstanding derivative instruments as of the dates indicated:

	April 29, 2022	January 28, 2022
	(in millions)
Foreign exchange contracts:
Designated as cash flow hedging instruments	$8,758	$7,879
Non-designated as hedging instruments	8,047	8,713
Total	$16,805	$16,592
Interest rate contracts:
Non-designated as hedging instruments	$6,146	$6,715

The following table presents the effect of derivative instruments designated as hedging instruments on the Condensed Consolidated Statements of Financial Position and the Condensed Consolidated Statements of Income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in Accumulated OCI, Net of Tax, on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income
	(in millions)		(in millions)
For the three months ended April 29, 2022
		Total net revenue	$123
Foreign exchange contracts	$372	Total cost of net revenue	(27)
Interest rate contracts	—	Interest and other, net	—
Total	$372	Total	$96

For the three months ended April 30, 2021
		Total net revenue	$(30)
Foreign exchange contracts	$(1)	Total cost of net revenue	2
Interest rate contracts	—	Interest and other, net	—
Total	$(1)	Income from discontinued operations	1
		Total	$(27)

The following table presents the effect of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Income as of the dates indicated:

	Three Months Ended
	April 29, 2022	April 30, 2021	Location of Gain (Loss) Recognized
	(in millions)
Foreign exchange contracts	$(231)	$(29)	Interest and other, net
Interest rate contracts	17	1	Interest and other, net
Foreign exchange contracts	—	5	Income from discontinued operations
Total	$(214)	$(23)

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company presents its foreign exchange derivative instruments on a net basis in the Condensed Consolidated Statements of Financial Position due to the right of offset by its counterparties under master netting arrangements. The following tables present the fair value of those derivative instruments presented on a gross basis as the dates indicated:

	April 29, 2022
	Other Current Assets	Other Non- Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value
	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange contracts in an asset position	$290	$—	$200	$—	$490
Foreign exchange contracts in a liability position	(1)	—	(8)	—	(9)
Net asset	289	—	192	—	481
Derivatives not designated as hedging instruments:
Foreign exchange contracts in an asset position	480	1	303	—	784
Foreign exchange contracts in a liability position	(389)	—	(609)	(2)	(1,000)
Interest rate contracts in an asset position	—	90	—		90
Interest rate contracts in a liability position	—	—	—	(64)	(64)
Net asset (liability)	91	91	(306)	(66)	(190)
Total derivatives at fair value	$380	$91	$(114)	$(66)	$291

	January 28, 2022
	Other Current Assets	Other Non- Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value
	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange contracts in an asset position	$135	$—	$50	$—	$185
Foreign exchange contracts in a liability position	(5)	—	(8)	—	(13)
Net asset	130	—	42	—	172
Derivatives not designated as hedging instruments:
Foreign exchange contracts in an asset position	280	2	106	—	388
Foreign exchange contracts in a liability position	(189)	—	(244)	(5)	(438)
Interest rate contracts in an asset position	—	30	—		30
Interest rate contracts in a liability position	—	—	—	(37)	(37)
Net asset (liability)	91	32	(138)	(42)	(57)
Total derivatives at fair value	$221	$32	$(96)	$(42)	$115

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following tables present the gross amounts of the Company’s derivative instruments, amounts offset due to master netting agreements with the Company’s counterparties, and the net amounts recognized in the Condensed Consolidated Statements of Financial Position as of the dates indicated:

	April 29, 2022
	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ (Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount of Assets/ (Liabilities) Recognized in the Statement of Financial Position
				Financial Instruments	Cash Collateral Received or Pledged
	(in millions)
Derivative instruments:
Financial assets	$1,364	$(893)	$471	$—	$—	$471
Financial liabilities	(1,073)	893	(180)	—	42	(138)
Total derivative instruments	$291	$—	$291	$—	$42	$333

	January 28, 2022
	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ (Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount of Assets/ (Liabilities) Recognized in the Statement of Financial Position
				Financial Instruments	Cash Collateral Received or Pledged
	(in millions)
Derivative instruments:
Financial assets	$603	$(350)	$253	$—	$—	$253
Financial liabilities	(488)	350	(138)	—	24	(114)
Total derivative instruments	$115	$—	$115	$—	$24	$139

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 9 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Infrastructure Solutions Group and Client Solutions Group reporting units are consistent with the reportable segments identified in Note 17 of the Notes to the Condensed Consolidated Financial Statements. Other businesses consists of VMware Resale, Secureworks, and Virtustream, which each represent separate reporting units.

The following table presents goodwill allocated to the Company’s reportable segments and changes in the carrying amount of goodwill as of the dates indicated:

	Infrastructure Solutions Group	Client Solutions Group	Other Businesses	Total
	(in millions)
Balances as of January 28, 2022	$15,106	$4,237	$427	$19,770
Impact of foreign currency translation	(172)	—	—	(172)
Balances as of April 29, 2022	$14,934	$4,237	$427	$19,598

Intangible Assets

The following table presents the Company’s intangible assets as of the dates indicated:

	April 29, 2022			January 28, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in millions)
Customer relationships	$16,956	$(14,071)	$2,885	$16,956	$(13,938)	$3,018
Developed technology	9,634	(8,507)	1,127	9,635	(8,405)	1,230
Trade names	885	(765)	120	885	(757)	128
Definite-lived intangible assets	27,475	(23,343)	4,132	27,476	(23,100)	4,376
Indefinite-lived trade names	3,085	—	3,085	3,085	—	3,085
Total intangible assets	$30,560	$(23,343)	$7,217	$30,561	$(23,100)	$7,461

Amortization expense related to definite-lived intangible assets was $243 million and $445 million for the three months ended April 29, 2022 and April 30, 2021, respectively. There were no material impairment charges related to intangible assets during the three months ended April 29, 2022 and April 30, 2021.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents the estimated future annual pre-tax amortization expense of definite-lived intangible assets as of the date indicated:

April 29, 2022
(in millions)
Fiscal 2023 (remaining nine months)	$732
Fiscal 2024	776
Fiscal 2025	607
Fiscal 2026	474
Fiscal 2027	361
Thereafter	1,182
Total	$4,132

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

Based on the results of the annual impairment test performed during the fiscal year ended January 28, 2022, the fair values of each of the reporting units exceeded their carrying values. No impairment test was performed during the three months ended April 29, 2022.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 10 — DEFERRED REVENUE

Deferred Revenue — Deferred revenue consists of support and deployment services, software maintenance, training, Software-as-a-Service, and undelivered hardware and professional services, consisting of installations and consulting engagements. Deferred revenue is recorded when the Company has invoiced or payments have been received for undelivered products or services where transfer of control has not occurred. Revenue is recognized as the Company’s performance obligations under the contract are completed.

The following table presents the changes in the Company’s deferred revenue for the periods indicated:

	Three Months Ended
	April 29, 2022	April 30, 2021
	(in millions)
Deferred revenue:
Deferred revenue at beginning of period	$27,573	$25,592
Revenue deferrals	4,975	5,279
Revenue recognized	(4,980)	(4,589)
Other (a)	(165)	—
Deferred revenue at end of period	$27,403	$26,282
Short-term deferred revenue	$14,329	$13,641
Long-term deferred revenue	$13,074	$12,641
____________________
(a)    Other represents the reclassification of deferred revenue to accrued and other liabilities.

Remaining Performance Obligations — Remaining performance obligations represent the aggregate amount of the transaction price allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include deferred revenue plus unbilled amounts not yet recorded in deferred revenue. The value of the transaction price allocated to remaining performance obligations as of April 29, 2022 was approximately $42 billion. The Company expects to recognize approximately 62% of remaining performance obligations as revenue in the next twelve months, and the remainder thereafter.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Purchase Obligations

The Company has contractual obligations to purchase goods or services, which specify significant terms (including fixed or minimum quantities to be purchased), fixed, minimum, or variable price provisions; and the approximate timing of the transaction. As of April 29, 2022, such purchase obligations were $3.1 billion, $0.4 billion, and $0.8 billion for the remaining nine months of Fiscal 2023, Fiscal 2024, and Fiscal 2025 and thereafter, respectively.

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

The following is a discussion of the Company’s significant legal matters and other proceedings:

Class Actions Related to the Class V Transaction — On December 28, 2018, the Company completed a transaction (the “Class V transaction”) in which it paid $14.0 billion in cash and issued 149,387,617 shares of its Class C Common Stock to holders of its Class V Common Stock in exchange for all outstanding shares of Class V Common Stock. As a result of the Class V transaction, the tracking stock feature of the Company’s capital structure associated with the Class V Common Stock was terminated. In November 2018, four purported stockholders brought putative class action complaints arising out of the Class V transaction. The actions were captioned Hallandale Beach Police and Fire Retirement Plan v. Michael Dell et al. (Civil Action No. 2018-0816-JTL), Howard Karp v. Michael Dell et al. (Civil Action No. 2019-0032-JTL), Miramar Police Officers’ Retirement Plan v. Michael Dell et al. (Civil Action No. 2019-0049-JTL), and Steamfitters Local 449 Pension Plan v. Michael Dell et al. (Civil Action No. 2019-0115-JTL). The four actions were consolidated in the Delaware Chancery Court into In Re Dell Class V Litigation (Consol. C.A. No. 2018-0816-JTL). The suit currently names as defendants Michael S. Dell and certain of the other directors serving on the board of directors at the time of the Class V transaction, certain stockholders of the Company, consisting of Michael S. Dell and Silver Lake Group LLC and certain of its affiliated funds, and Goldman Sachs & Co. LLC (“Goldman Sachs”), which served as financial advisor to the Company in connection with the Class V transaction. In an amended complaint filed in August 2019, the plaintiffs generally allege that the director and stockholder defendants breached their fiduciary duties under Delaware law to the former holders of Class V Common Stock in connection with the Class V transaction by offering a transaction value that was allegedly billions of dollars below the fair value. The plaintiffs contend that the offer understated the value of shares surrendered by the former stockholders, which the plaintiffs allege should have reflected higher alternative valuations, including a valuation related to the value of the shares of VMware, Inc. common stock, and that the difference in values was wrongfully appropriated by the stockholder defendants. On August 20, 2021, the plaintiffs added Goldman Sachs as a defendant and allege that it aided and abetted the alleged primary violations. In the complaint, the plaintiffs seek, among other remedies, a judicial declaration that the director and stockholder defendants breached their fiduciary duties. The plaintiffs also seek in the complaint disgorgement of all profits, benefits, and other compensation obtained by the defendants as a result of such alleged conduct and an award of unspecified damages, fees, and costs. The defendants filed a motion to dismiss the action in September 2019. The court denied the motion in June 2020 and the case is currently in the discovery phase. Trial is scheduled to begin on December 5, 2022. The Company is not a defendant in this action but is subject to director indemnification provisions under its certificate of incorporation and bylaws, and is a party to agreements with

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

the defendants that contain indemnification obligations of the Company, conditioned on the satisfaction of the requirements set forth in such agreements, relating to service as a director, ownership of the Company’s securities, and provision of services, as applicable.

Class Actions Related to VMware, Inc.’s Acquisition of Pivotal — Two purported stockholders brought putative class action complaints arising out of VMware, Inc.’s acquisition of Pivotal Software, Inc. on December 30, 2019. The two actions were consolidated in the Delaware Chancery Court into In re: Pivotal Software, Inc. Stockholders Litigation (Civil Action No. 2020-0440-KSJM). The complaint names as defendants the Company, VMware, Inc., Michael S. Dell, and certain officers of Pivotal. The plaintiffs generally allege that the defendants breached their fiduciary duties to the former holders of Pivotal Class A Common Stock in connection with VMware, Inc.’s acquisition of Pivotal by allegedly causing Pivotal to enter into a transaction that favored the interests of Pivotal’s controlling stockholders at the expense of such former stockholders. The parties have reached an agreement to settle the litigation and are seeking the court’s approval of the settlement.

Other Litigation — Dell does not currently anticipate that any of the other various legal proceedings it is involved in will have a material adverse effect on its business, financial condition, results of operations, or cash flows.

In accordance with the relevant accounting guidance, the Company provides disclosures of matters where it is at least reasonably possible that the Company could experience a material loss exceeding the amounts already accrued for these or other proceedings or matters. In addition, the Company also discloses matters based on its consideration of other matters and qualitative factors, including the experience of other companies in the industry, and investor, customer, and employee relations considerations. As of April 29, 2022, the Company does not believe there is a reasonable possibility that a material loss exceeding the amounts already accrued for these or other proceedings or matters has been incurred. However, since the ultimate resolution of any such proceedings and matters is inherently unpredictable, the Company’s business, financial condition, results of operations, or cash flows could be materially affected in any particular period by unfavorable outcomes in one or more of these proceedings or matters. Whether the outcome of any claim, suit, assessment, investigation, or legal proceeding, individually or collectively, could have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows will depend on a number of factors, including the nature, timing, and amount of any associated expenses, amounts paid in settlement, damages, or other remedies or consequences.

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

Under the Separation and Distribution Agreement described in Note 2 of the Notes to the Condensed Consolidated Financial Statements, Dell Technologies has agreed to indemnify VMware, Inc., each of its subsidiaries and each of their respective directors, officers, and employees from and against all liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to Dell Technologies as part of the separation of Dell Technologies and VMware and their respective businesses as a result of the VMware Spin-off (the “Separation”). VMware similarly has agreed to indemnify Dell Technologies, Inc., each of its subsidiaries and each of their respective directors, officers, and employees from and against all liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to VMware as part of the Separation. Dell Technologies expects VMware to fully perform under the terms of the Separation and Distribution Agreement.

For information on the cross-indemnifications related to the tax matters agreement between the Company and VMware described in Note 2 of the Notes to the Condensed Consolidated Financial Statements effective upon the Separation on November 1, 2021, see Note 2 and Note 16 of the Notes to the Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 12 — INCOME AND OTHER TAXES

For the three months ended April 29, 2022, the Company’s effective income tax rate was 11.9% on pre-tax income of $1.2 billion compared to 5.7% on pre-tax income of $0.7 billion for the three months ended April 30, 2021. The change in the Company’s effective income tax rate was attributable in part to the impact of discrete tax benefits related to stock-based compensation of $91 million and $97 million for the three months ended April 29, 2022 and April 30, 2021, respectively. The change in the Company’s effective income tax rate was also due to a change in the Company’s jurisdictional mix of income and higher U.S. tax on foreign operations, the effects of which were partially offset by higher benefits from foreign tax credits.

Higher U.S. tax on foreign operations was due to the capitalization of research and development costs. Under the Tax Cuts and Jobs Act, which was enacted on December 22, 2017, research and development costs incurred for tax years beginning after December 31, 2021 must be capitalized and amortized ratably over five or 15 years for tax purposes, depending on where the research activities are conducted. The effective income tax rate for future quarters of Fiscal 2023 may be impacted by actions taken by the U.S. government to defer or repeal this provision, as well as by the actual mix of jurisdictions in which income is generated and the impact of any discrete tax items.

The differences between the estimated effective income tax rates and the U.S. federal statutory rate of 21% principally result from the Company’s geographical distribution of income, differences between the book and tax treatment of certain items, and discrete tax items. In certain jurisdictions, the Company’s tax rate is significantly less than the applicable statutory rate as a result of tax holidays. The majority of the Company’s foreign income that is subject to these tax holidays and lower tax rates is attributable to Singapore and China. A significant portion of these income tax benefits relate to a tax holiday that will be effective until January 31, 2029. The Company’s other tax holidays will expire in whole or in part during fiscal years 2030 through 2031. Many of these tax holidays and reduced tax rates may be extended when certain conditions are met or may be terminated early if certain conditions are not met. As of April 29, 2022, the Company was not aware of any matters of non-compliance related to these tax holidays.

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

Judgment is required in evaluating the Company’s uncertain tax positions and determining the Company’s provision for income taxes. The unrecognized tax benefits were $1.2 billion as of both April 29, 2022 and January 28, 2022, and are included in other non-current liabilities in the Condensed Consolidated Statements of Financial Position. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

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

The following table presents changes in accumulated other comprehensive income (loss), net of tax, by the following components as of the dates indicated:

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Pension and Other Postretirement Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balances as of January 28, 2022	$(526)	$129	$(34)	$(431)
Other comprehensive income (loss) before reclassifications	(286)	372	17	103
Amounts reclassified from accumulated other comprehensive income (loss)	—	(96)	—	(96)
Total change for the period	(286)	276	17	7
Balances as of April 29, 2022	$(812)	$405	$(17)	$(424)

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

The following table presents reclassifications out of accumulated other comprehensive income (loss), net of tax, to net income for the periods indicated:

	Three Months Ended
	April 29, 2022			April 30, 2021
	Cash Flow Hedges	Pensions	Total	Cash Flow Hedges	Pensions	Total
	(in millions)
Total reclassifications, net of tax:
Net revenue	$123	$—	$123	$(30)	$—	$(30)
Cost of net revenue	(27)	—	(27)	2	—	2
Income from discontinued operations	—	—	—	1	—	1
Total reclassifications, net of tax	$96	$—	$96	$(27)	$—	$(27)

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 14 — CAPITALIZATION

The following table presents the Company’s authorized, issued, and outstanding common stock as of the dates indicated:

	Authorized	Issued	Outstanding
	(in millions)
Common stock as of April 29, 2022
Class A	600	379	379
Class B	200	95	95
Class C	7,900	321	273
Class D	100	—	—
Class V	343	—	—
	9,143	795	747

Common stock as of January 28, 2022
Class A	600	379	379
Class B	200	95	95
Class C	7,900	303	283
Class D	100	—	—
Class V	343	—	—
	9,143	777	757

Under the Company’s certificate of incorporation, the Company is prohibited from issuing any of the authorized shares of Class V Common Stock.

Preferred Stock

The Company is authorized to issue one million shares of preferred stock, par value $0.01 per share. As of April 29, 2022 and January 28, 2022, no shares of preferred stock were issued or outstanding.

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

During the three months ended April 29, 2022, there were no conversions of shares of Class A or Class B Common Stock into shares of Class C Common Stock.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Dividends

On February 24, 2022, the Company announced that its Board of Directors has adopted a dividend policy under which the Company intends to pay quarterly cash dividends on its common stock at an initial rate of $0.33 per share per fiscal quarter.

During the three months ended April 29, 2022, the Company paid an initial quarterly dividend under the new policy in the amount of $248 million to the holders of record of all of the issued and outstanding shares of common stock as of the close of business on April 20, 2022.

Repurchases of Common Stock

Effective as of September 23, 2021, the Company’s Board of Directors terminated the Company’s previous stock repurchase program and approved a new stock repurchase program (the “2021 Stock Repurchase Program”) under which the Company is authorized to use assets to repurchase up to $5 billion of shares of the Company’s Class C Common Stock with no established expiration date. During the three months ended April 29, 2022, the Company repurchased approximately 28.8 million shares of Class C Common Stock for a total purchase price of approximately $1.5 billion.

The above repurchases of Class C Common Stock exclude shares repurchased to settle employee tax withholding related to the vesting of stock awards. Pursuant to the respective award agreements, these shares were withheld in conjunction with the net share settlement upon the vesting of restricted stock units during the period.

The Company did not repurchase any shares of Class C Common Stock during the three months ended April 30, 2021 under the previous stock repurchase program.

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

The following table presents basic and diluted earnings per share for the periods indicated:

	Three Months Ended
	April 29, 2022	April 30, 2021
Earnings per share attributable to Dell Technologies Inc. - basic
Continuing operations	$1.42	$0.87
Discontinued operations	$—	$0.30

Earnings per share attributable to Dell Technologies Inc. — diluted
Continuing operations	$1.37	$0.84
Discontinued operations	$—	$0.29

The following table presents the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended
	April 29, 2022	April 30, 2021
	(in millions)
Numerator: Continuing operations
Net income attributable to Dell Technologies Inc. from continuing operations - basic and diluted	$1,072	$660

Numerator: Discontinued operations
Income from discontinued operations, net of income taxes - basic	$—	$227
Incremental dilution from VMware (a)	—	(2)
Income from discontinued operations, net of income taxes, attributable to Dell Technologies Inc. - diluted	$—	$225

Denominator: Dell Technologies Common Stock weighted-average shares outstanding
Weighted-average shares outstanding — basic	754	757
Dilutive effect of options, restricted stock units, restricted stock, and other	26	25
Weighted-average shares outstanding — diluted	780	782
Weighted-average shares outstanding — antidilutive	1	—
____________________
(a)    The incremental dilution from VMware represents the impact of VMware, Inc.’s dilutive securities on diluted earnings per share of Dell Technologies Common Stock, and is calculated by multiplying the difference between VMware, Inc.’s basic and diluted earnings (loss) per share by the number of shares of VMware, Inc. common stock held by the Company.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 16 — RELATED PARTY TRANSACTIONS

Effective upon the completion of the VMware Spin-off, VMware is considered to be a related party of the Company. The related party relationship is a result of Michael Dell’s ownership interest in both Dell Technologies and VMware as well as Mr. Dell’s continued service as Chairman and Chief Executive Officer of Dell Technologies and as Chairman of the Board of VMware, Inc. See Note 1 and Note 2 of the Notes to the Condensed Consolidated Financial Statements for more information about the VMware Spin-off.

The information provided below includes a summary of transactions with VMware, Inc. and with its consolidated subsidiaries (collectively, “VMware”). Transactions with related parties other than VMware during the periods presented were immaterial, individually and in aggregate.

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

•Dell Technologies procures products and services from VMware for its internal use. For the three months ended April 29, 2022 and April 30, 2021, cost incurred associated with products and services purchased from VMware for internal use was immaterial.

•Dell Technologies sells and leases products and sells services to VMware. For the three months ended April 29, 2022 and April 30, 2021, revenue recognized from sales of services to VMware was immaterial.

•Dell Technologies and VMware also enter into joint marketing, sales, and branding arrangements, for which both parties may incur costs. For the three months ended April 29, 2022 and April 30, 2021, consideration received from VMware for joint marketing, sales, and branding arrangements was immaterial.

•DFS provides financing to certain VMware end users. Upon acceptance of the financing arrangement by both VMware’s end users and DFS, DFS recognizes amounts due to related parties on the Condensed Consolidated Statements of Financial Position. Associated financing fees are recorded to product net revenue on the Condensed Consolidated Statements of Income.

•Dell Technologies and VMware enter into agreements to collaborate on technology projects in which one party pays the corresponding party for services or the reimbursement of costs. For the three months ended April 29, 2022 and April 30, 2021, collaborative technology projects were immaterial.

•Dell Technologies provides support services and support from Dell Technologies personnel to VMware in certain geographic regions where VMware does not have an established legal entity. These employees are managed by VMware but Dell Technologies incurs the costs for these such services. The costs incurred by Dell Technologies on VMware’s behalf to these employees are charged to VMware. For the three months ended April 29, 2022 and April 30, 2021, costs associated with such seconded employees were immaterial.

•Dell Technologies and VMware entered into a transition services agreement in connection with the VMware Spin-off to provide various support services including investment advisory services, certain support services from Dell Technologies personnel, and other transitional services. Costs associated with this agreement were immaterial for the three months ended April 29, 2022.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents information about the impact of Dell Technologies’ related party transactions with VMware on the Condensed Consolidated Statements of Income for the periods indicated:

		Three Months Ended
	Classification	April 29, 2022	April 30, 2021
		(in millions)
Sales and leases of products to VMware	Net revenue - products	46	47
Purchase of VMware products for resale	Cost of net revenue - products	255	319
Purchase of VMware services for resale	Cost of net revenue - services	709	578

The following table presents information about the impact of Dell Technologies’ related party transactions with VMware on the Condensed Consolidated Statements of Financial Position for the periods indicated:

	Classification	April 29, 2022	January 28, 2022
		(in millions)
Deferred costs related to VMware products and services for resale	Other current assets	$2,493	$2,571
Deferred costs related to VMware products and services for resale	Other non-current assets	$2,060	$2,311

Related Party Tax Matters

Tax Agreements — In connection with the VMware Spin-off and concurrently with the execution of the Separation and Distribution Agreement, effective as of April 14, 2021, Dell Technologies and VMware entered into a Tax Matters Agreement (the “Tax Matters Agreement”) and agreed to terminate the tax sharing agreement as amended on December 30, 2019 (together with the Tax Matters Agreement, the “Tax Agreements”). The Tax Matters Agreement governs Dell Technologies’ and VMware’s respective rights and obligations, both for pre-spin-off periods and post-spin-off periods, regarding income and other taxes, and related matters, including tax liabilities and benefits, attributes, and returns.

Net payments made to VMware pursuant to the Tax Agreements were immaterial during the three months ended April 29, 2022 and April 30, 2021, and relate to VMware’s portion of federal income taxes on Dell Technologies’ consolidated tax return as well as state tax payments for combined states.

The timing of the tax payments due to and from related parties is governed by the Tax Agreements. VMware’s portion of the mandatory one-time transition tax on accumulated earnings of foreign subsidiaries (the “Transition Tax”) is governed by a letter agreement between VMware and Dell Technologies entered into on April 1, 2019.

As a result of the activity under the Tax Agreements with VMware, amounts due from VMware were $630 million and $621 million as of April 29, 2022 and January 28, 2022, respectively, primarily related to VMware’s estimated tax obligation resulting from the Transition Tax. The 2017 Tax Cuts and Jobs Act included a deferral election for an eight-year installment payment method on the Transition Tax. Dell Technologies expects VMware to pay the remainder of its Transition Tax over a period of four years.

Indemnification — Upon consummation of the VMware Spin-off, Dell Technologies recorded net income tax indemnification receivables from VMware related to certain income tax liabilities for which Dell Technologies is jointly and severally liable, but for which it is indemnified by VMware under the Tax Matters Agreement. The amounts that VMware may be obligated to pay Dell Technologies could vary depending on the outcome of certain unresolved tax matters, which may not be resolved for several years. The net receivable as of April 29, 2022 was $147 million.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Due To/From Related Party

The following table presents amounts due to and from VMware as of the dates indicated:

	April 29, 2022	January 28, 2022
	(in millions)
Due from related party, net, current (a)	$131	$131
Due from related party, net, non-current (b)	$713	$710
Due to related party, current (c)	$622	$1,414
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

As described in Note 1 and Note 2 of the Notes to the Condensed Consolidated Financial Statements, the Company completed the VMware Spin-off on November 1, 2021.

Pursuant to the CFA described in such Notes, Dell Technologies continues to act as a distributor of VMware’s standalone products and services and purchase such products and services for resale to end-user customers (“VMware Resale”). Dell Technologies also continues to integrate VMware’s products and services with Dell Technologies’ offerings and sell them to end users. The results of such operations are classified as continuing operations within the Company’s Condensed Consolidated Statements of Income. The results of standalone VMware Resale transactions are reflected in other businesses. The results of integrated offering transactions are reflected within CSG or ISG, depending upon the nature of the underlying offering sold. The Company's prior period segment results have been recast to reflect this change.

In accordance with applicable accounting guidance, the results of VMware, excluding Dell's resale of VMware offerings, are presented as discontinued operations in the Condensed Consolidated Statements of Income and, as such, have been excluded from both continuing operations and segment results for prior periods presented.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents a reconciliation of net revenue by the Company’s reportable segments to the Company’s consolidated net revenue as well as a reconciliation of segment operating income to the Company’s consolidated operating income for the periods indicated:

	Three Months Ended
	April 29, 2022	April 30, 2021
	(in millions)
Consolidated net revenue:
Infrastructure Solutions Group	$9,285	$8,033
Client Solutions Group	15,587	13,311
Reportable segment net revenue	24,872	21,344
Other businesses (a)	1,239	1,252
Unallocated transactions (b)	5	2
Impact of purchase accounting (c)	—	(8)
Total consolidated net revenue	$26,116	$22,590

Consolidated operating income:
Infrastructure Solutions Group	$1,082	$778
Client Solutions Group	1,115	1,080
Reportable segment operating income	2,197	1,858
Other businesses (a)	(64)	(90)
Unallocated transactions (b)	2	2
Impact of purchase accounting (c)	(9)	(20)
Amortization of intangibles	(243)	(445)
Transaction-related expenses (d)	(5)	(29)
Stock-based compensation expense (e)	(232)	(172)
Other corporate expenses (f)	(96)	(117)
Total consolidated operating income	$1,550	$987
____________________
(a)Other businesses consists of (i) VMware Resale, (ii) Secureworks, and (iii) Virtustream, and do not meet the requirements for a reportable segment, either individually or collectively.
(b)Unallocated transactions includes other corporate items that are not allocated to Dell Technologies’ reportable segments.
(c)Impact of purchase accounting includes non-cash purchase accounting adjustments that are primarily related to the EMC merger transaction that was completed in September 2016.
(d)Transaction-related expenses includes acquisition, integration, and divestiture related costs, as well as the costs incurred in the VMware Spin-off described in Note 1 and Note 2 of the Notes to the Condensed Consolidated Financial Statements.
(e)Stock-based compensation expense consists of equity awards granted based on the estimated fair value of those awards at grant date.
(f)Other corporate expenses includes impairment charges, incentive charges related to equity investments, severance, facility action, payroll taxes associated with stock-based compensation, and other costs.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents the disaggregation of net revenue by reportable segment, and by major product categories within the segments for the periods indicated:

	Three Months Ended
	April 29, 2022	April 30, 2021
	(in millions)
Net revenue:
Infrastructure Solutions Group:
Servers and networking	$5,048	$4,140
Storage	4,237	3,893
Total ISG net revenue	$9,285	$8,033
Client Solutions Group:
Commercial	$11,971	$9,808
Consumer	3,616	3,503
Total CSG net revenue	$15,587	$13,311

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 18 — SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION

The following table presents additional information on selected asset accounts included in the Condensed Consolidated Statements of Financial Position as of the dates indicated:

	April 29, 2022	January 28, 2022
	(in millions)
Cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$6,654	$9,477
Restricted cash - other current assets (a)	546	534
Restricted cash - other non-current assets (a)	76	71
Total cash, cash equivalents, and restricted cash	$7,276	$10,082
Inventories, net:
Production materials	$4,123	$3,653
Work-in-process	885	855
Finished goods	1,269	1,390
Total inventories, net	$6,277	$5,898
Deferred Costs:
Total deferred costs, current (b)	$4,979	$4,996
Property, plant, and equipment, net:
Computer equipment	$6,851	$6,497
Land and buildings	3,052	3,095
Machinery and other equipment	2,798	2,714
Total property, plant, and equipment	12,701	12,306
Accumulated depreciation and amortization	(7,185)	(6,891)
Total property, plant, and equipment, net	$5,516	$5,415
____________________
(a)    Restricted cash includes cash required to be held in escrow pursuant to DFS securitization arrangements.
(b)    Deferred costs are included in other current assets in the Condensed Consolidated Statements of Financial Position.

Warranty Liability

The following table presents changes in the Company’s liability for standard limited warranties for the periods indicated:

	Three Months Ended
	April 29, 2022	April 30, 2021
	(in millions)
Warranty liability:
Warranty liability at beginning of period	$480	$473
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties (a)	223	202
Service obligations honored	(235)	(217)
Warranty liability at end of period	$468	$458
____________________
(a)Changes in cost estimates related to pre-existing warranties are aggregated with accruals for new standard warranty contracts. The Company’s warranty liability process does not differentiate between estimates made for pre-existing warranties and those made for new warranty obligations.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Interest and other, net

The following table presents information regarding interest and other, net for the periods indicated:

	Three Months Ended
	April 29, 2022	April 30, 2021
	(in millions)
Interest and other, net:
Investment income, primarily interest	$15	$10
Gain on investments, net	14	193
Interest expense	(265)	(433)
Foreign exchange	(89)	(52)
Other	(12)	(6)
Total interest and other, net	$(337)	$(288)

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 19 — SUBSEQUENT EVENTS

There were no known events occurring after April 29, 2022 and up until the date of the issuance of this report that would materially affect the information presented herein.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes included in the Company’s annual report on Form 10-K for the fiscal year ended January 28, 2022 and the unaudited Condensed Consolidated Financial Statements included in this report. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs, and that are subject to numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied in any forward-looking statements.

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

On November 1, 2021, the Company completed its spin-off of VMware, Inc (“VMware”). In accordance with applicable accounting guidance, the results of VMware, excluding Dell's resale of VMware offerings, are presented as discontinued operations in the Condensed Consolidated Statements of Income and, as such, have been excluded from both continuing operations and segment results for prior periods presented. The Condensed Consolidated Statements of Cash Flows are presented on a consolidated basis for both continuing operations and discontinued operations.

Our fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. We refer to our fiscal year ending February 3, 2023 as “Fiscal 2023” and our fiscal year ended January 28, 2022 as “Fiscal 2022.” Fiscal 2023 includes 53 weeks and Fiscal 2022 includes 52 weeks.

INTRODUCTION

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

Dell Technologies’ end-to-end portfolio is supported by a world-class organization that operates globally in approximately 180 countries across key functional areas, including technology and product development, marketing, sales, financial services, and services. Our go-to-market engine includes a 32,000-person sales force and a global network of over 200,000 channel partners. Dell Financial Services and its affiliates (“DFS”) offer customers payment flexibility and enable synergies across the business. We employ approximately 35,000 full-time service and support professionals and maintain more than 2,400 vendor-managed service centers. We manage a world-class supply chain that drives long-term growth and operating efficiencies, with approximately $75 billion in annual procurement expenditures and over 750 parts distribution centers. Together, these elements provide a critical foundation for our success.

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

Our comprehensive portfolio of advanced storage solutions includes traditional storage solutions as well as next-generation storage solutions (such as all-flash arrays, scale-out file, object platforms, and software-defined solutions). Our PowerStore offering, a differentiated midrange storage solution that enables seamless updates using microservices and container-based software architecture, allows us to compete more effectively within midrange storage. We continue to make enhancements to our storage solutions offerings and expect that these offerings will drive long-term improvements in the business.

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

•VMware Resale consists of our sale of standalone VMware offerings. Under the Commercial Framework Agreement entered into as part of our spin-off of VMware, Dell Technologies continues to act as a key channel partner in this relationship, reselling VMware offerings to our customers. This partnership is intended to facilitate mutually beneficial growth for both Dell and VMware.

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

Recent Transactions

Spin-Off of VMware, Inc. — On November 1, 2021, we completed our spin-off of VMware by means of a special stock dividend (the “VMware Spin-off”). The VMware Spin-off was effectuated pursuant to a Separation and Distribution Agreement, dated as of April 14, 2021 between Dell Technologies and VMware. As part of the transaction, VMware paid a special cash dividend, pro rata, to each holder of VMware common stock in an aggregate amount equal to $11.5 billion, of which Dell Technologies received $9.3 billion.

In connection with and upon completion of the VMware Spin-off, we entered into a Commercial Framework Agreement (the “CFA”) with VMware, which provides the framework under which we and VMware will continue our commercial relationship after the transaction. Pursuant to the CFA, we continue to act as a distributor of VMware’s standalone products and services and purchase such products and services for resale to customers. We also continue to integrate VMware’s products and services with Dell Technologies’ offerings and sell them to customers. The results of such operations are presented as continuing operations within our Condensed Consolidated Statements of Income for all periods presented.

The results of VMware, excluding Dell's resale of VMware offerings, are presented as discontinued operations in the Condensed Consolidated Statements of Income and, as such, have been excluded from both continuing operations and segment results for the three months ended April 30, 2021. The Condensed Consolidated Statements of Cash Flows are presented on a consolidated basis for both continuing operations and discontinued operations. See Note 2 of the Notes to the Condensed Consolidated Financial Statements for additional information about the VMware Spin-off.

Boomi Divestiture — On October 1, 2021, we completed the sale of Boomi, Inc. (“Boomi”) and certain related assets for a total cash consideration of approximately $4.0 billion, resulting in a pre-tax gain on sale of $4.0 billion. The Company ultimately recorded a $3.0 billion gain, net of $1.0 billion in tax expense. Prior to the divestiture, the operating results of Boomi were included within other businesses and did not qualify for presentation as discontinued operations. See Note 1 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information about this transaction.

Relationship with VMware

Effective upon the completion of the VMware Spin-off, VMware is considered to be a related party of the Company. The related party relationship is as a result of Michael Dell’s ownership interest in both Dell Technologies and VMware and Mr. Dell’s continued service as Chairman and Chief Executive Officer of Dell Technologies and as Chairman of the Board of VMware. Following the completion of the VMware Spin-off, the majority of transactions that occur between Dell Technologies and VMware consist of Dell Technologies’ purchase of VMware products and services for resale, either on a standalone basis or as a part of integrated offerings. For more information regarding related party transactions with VMware, see Note 16 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Strategic Investments and Acquisitions

As part of our strategy, we will continue to evaluate opportunities for strategic investments through our venture capital investment arm, Dell Technologies Capital, with a focus on emerging technology areas that are relevant to all segments of our business and that will complement our existing portfolio of solutions. Our investment areas include storage, software-defined networking, management and orchestration, security, machine learning and artificial intelligence, Big Data and analytics, cloud, edge computing, and software development operations. The technologies or products these companies have under development are typically in the early stages and may never materialize, which could result in a loss of a substantial part of our initial investment in the companies. As of April 29, 2022 and January 28, 2022, Dell Technologies held strategic investments in non-marketable securities of $1.5 billion and $1.4 billion, respectively.

In addition to these investments, we also may make disciplined acquisitions targeting businesses that advance our strategic objectives and accelerate our innovation agenda.

Business Trends and Challenges

Ukraine — We are monitoring and responding to effects of the ongoing military conflict in Ukraine. As a result of the conflict, we are not selling, servicing or supporting products in Russia, Belarus, and the Donetsk and Luhansk regions of Ukraine. Operations in Russia and Ukraine accounted for less than 1% of net revenue in Fiscal 2022 and assets attributable to Russian operations accounted for less than 0.5% of total assets as of April 29, 2022.

The conflict and the related economic sanctions are impacting markets worldwide. Our business may be adversely affected by effects of the conflict, which could include supply chain disruptions, product shipping delays, macroeconomic impacts resulting from the exclusion of Russian financial institutions from the global banking system, volatility in foreign exchange rates and interest rates, inflationary pressures, and heightened cybersecurity and data theft threats. The full impact of the conflict on our business operations and financial performance remains uncertain and will depend on future developments. We will continue to monitor the conflict and assess the related restrictions and other effects and pursue prudent decisions for our team members, customers, and business.

COVID-19 Pandemic and Response — We continue to monitor the COVID-19 pandemic and variants of the virus, as well as the impact the pandemic has on our employees, customers, business partners, and communities. Our crisis management team is actively engaged in evaluating changes in our environment and aligning our response to recommendations of the World Health Organization and the U.S. Centers for Disease Control and Prevention, and with governmental regulations. We are deploying return-to-site processes based on our ongoing assessments of local conditions. We continue to monitor regional conditions and utilize remote work practices to ensure the health and safety of our employees, customers, and business partners.

As discussed below, we continue to manage through the impacts of the COVID-19 pandemic on our supply chain. The full impact of the COVID-19 pandemic on our business operations and financial performance remains uncertain and will depend on future developments, including the severity, duration, and scope of the pandemic across different geographies; the effectiveness of actions taken to contain, mitigate or prevent the spread of variants of the virus; the further development, availability, and acceptance of effective treatments or vaccines; and governmental, business, and individuals’ actions that have been and continue to be taken in response to the pandemic. We will continue to actively monitor global events and pursue prudent decisions to navigate in this uncertain and ever-changing environment. For additional information about impacts of COVID-19 on our operations, see “Results of Operations—Consolidated Results” and “—Business Unit Results.”

Supply Chain — Dell Technologies maintains limited-source supplier relationships for certain components, because the relationships are advantageous in the areas of performance, quality, support, delivery, capacity, and price considerations.

During the first quarter of Fiscal 2023, we continued to be impacted by industry-wide constraints in the supply of limited-source components in certain product offerings as a result of the global impacts of COVID-19. Demand for such components continues to outpace supply, resulting in an increase in orders pending fulfillment and extended lead times for our customers for certain products, as well as an increase in logistics costs. Logistics costs remain elevated as a result of both expedited shipments of components and overall rate costs in the freight network as capacity remains constrained.

Component cost trends are dependent on the strength or weakness of actual end user demand and supply dynamics, which will continue to evolve and ultimately impact the translation of the cost environment to pricing and operating results. Component costs were deflationary during the first quarter of Fiscal 2023.

We expect to continue to manage supply constraints and anticipate that the overall cost environment will be inflationary for the remainder of Fiscal 2023. In response to these pressures, we continue to take steps to actively address our customers’ demands while balancing profitability and growth.

ISG — We expect that ISG will continue to be impacted by the changing nature of the IT infrastructure market and competitive environment. During the first quarter of Fiscal 2023, ISG net revenue benefited from continued demand for IT infrastructure. While we expect ISG net revenue growth to continue throughout the remainder of Fiscal 2023, we anticipate that the rate of growth will moderate in the second half of the fiscal year. With our scale and strong solutions portfolio, we believe we are well-positioned to respond to ongoing competitive dynamics. Within servers and networking, we will continue to be selective in determining whether to pursue certain large hyperscale and other server transactions. We continue to focus on customer base expansion and lifetime value of customer relationships.

Growth throughout industries is generating continued demand for our storage solutions and services. Cloud native applications are expected to continue as a primary growth driver in the infrastructure market. We benefit from offering solutions that address the emerging trends of enterprises deploying software-defined storage, hyper-converged infrastructure, and modular solutions based on server-centric architectures. These trends are changing the way customers are consuming our traditional storage offerings. We continue to expand our offerings in external storage arrays, which incorporate flexible, cloud-based functionality.

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

CSG — Our CSG offerings are an important element of our strategy, generating strong cash flow and opportunities for cross-selling of complementary solutions. During the first quarter of Fiscal 2023, CSG net revenue growth continued at a more moderate rate than in Fiscal 2022. We expect CSG net revenue growth to continue to moderate throughout Fiscal 2023 as customers shift investment towards IT infrastructure and industry-wide demand for consumer offerings declines. Further, we expect that the CSG demand environment will continue to be subject to seasonal trends.

Competitive dynamics continue to be a factor in our CSG business and will impact pricing and operating results. We remain committed to our long-term strategy for CSG and we will continue to make investments to innovate across the portfolio while benefiting from consolidation trends that are occurring in the markets in which we compete.

Recurring Revenue and Consumption Models — Our customers are seeking new and innovative models that address how they consume our solutions. We offer options including as-a-Service, utility, leases, and immediate pay models designed to match customers’ consumption and financing preferences. We continue to evolve and build momentum across our family of as-a-Service offerings as we pursue our strategy of modernizing our core business solutions, with APEX at the forefront. We expect that our flexible consumption models and as-a-Service offerings will further strengthen our customer relationships and provide a foundation for growth in recurring revenue.

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

We manage our business on a U.S. dollar basis. However, we have a large global presence, generating approximately half of our net revenue from sales to customers outside of the United States during the first quarters of Fiscal 2023 and Fiscal 2022. As a result, our revenue can be impacted by fluctuations in foreign currency exchange rates. We utilize a comprehensive hedging strategy intended to mitigate the impact of foreign currency volatility over time, and we adjust pricing when possible to further minimize foreign currency impacts.

Key Performance Metrics

Our key performance metrics include net revenue, operating income, and cash flows from operations, which are discussed elsewhere in this management’s discussion and analysis.

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

Effective in the first quarter of Fiscal 2023, non-GAAP product net revenue, non-GAAP services net revenue, and non-GAAP net revenue no longer differ from the most comparable GAAP financial measures. Such non-GAAP financial measures are provided below for all periods presented as a result of purchase accounting adjustments that impacted such financial measures in prior periods.

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

•Impact of Purchase Accounting — The impact of purchase accounting includes purchase accounting adjustments related to the EMC merger transaction and, to a lesser extent, the going-private transaction, recorded under the acquisition method of accounting in accordance with the accounting guidance for business combinations. Accordingly, all of the assets and liabilities acquired in such transactions were accounted for and recognized at fair value as of the respective transaction dates, and the fair value adjustments are being amortized over the estimated useful lives in the periods following the transactions. The fair value adjustments primarily relate to property, plant, and equipment. We believe that excluding the impact of purchase accounting for purposes of calculating the non-GAAP financial measures presented below facilitates an enhanced understanding of our current operating performance and provides more meaningful period to period comparisons.

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

•Other Corporate Expenses — Other corporate expenses consist of impairment charges, incentive charges related to equity investments, severance, facility action, payroll taxes associated with stock-based compensation, and other costs. Severance costs are primarily related to severance and benefits for employees terminated pursuant to cost savings initiatives. We continue to optimize our facilities footprint and may incur additional costs as we seek opportunities for operational efficiencies. Other corporate expenses vary from period to period and are significantly impacted by the timing and nature of these events. Therefore, although we may incur these types of expenses in the future, we believe that eliminating these charges for purposes of calculating the non-GAAP financial measures presented below facilitates an enhanced understanding of our current operating performance and provides more meaningful period to period comparisons.

•Fair Value Adjustments on Equity Investments — Fair value adjustments on equity investments primarily consist of the gain (loss) on strategic investments, which includes the recurring fair value adjustments of investments in publicly-traded companies, as well as those in privately-held companies, which are adjusted for observable price changes, and, to a lesser extent, any potential impairments. See Note 3 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information on our strategic investment activity. Given the volatility in the ongoing adjustments to the valuation of these strategic investments, we believe that excluding these gains and losses for purposes of calculating non-GAAP net income presented below facilitates an enhanced understanding of our current operating performance and provides more meaningful period to period comparisons.

•Aggregate Adjustment for Income Taxes — The aggregate adjustment for income taxes is the estimated combined income tax effect for the adjustments described above, as well as an adjustment for discrete tax items. Due to the variability in recognition of discrete tax items from period to period, we believe that excluding these benefits or charges for purposes of calculating non-GAAP net income facilitates an enhanced understanding of our current operating performance and provides more meaningful period to period comparisons. The tax effects are determined based on the tax jurisdictions where the above items were incurred. See Note 12 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information on our income taxes.

The following table presents a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP measure for the periods indicated:

	Three Months Ended
	April 29, 2022	% Change	April 30, 2021
	(in millions, except percentages)
Product net revenue	$20,464	17%	$17,487
Non-GAAP adjustments:
Impact of purchase accounting	—		(1)
Non-GAAP product net revenue	$20,464	17%	$17,486

Services net revenue	$5,652	11%	$5,103
Non-GAAP adjustments:
Impact of purchase accounting	—		9
Non-GAAP services net revenue	$5,652	11%	$5,112

Net revenue	$26,116	16%	$22,590
Non-GAAP adjustments:
Impact of purchase accounting	—		8
Non-GAAP net revenue	$26,116	16%	$22,598

Product gross margin	$3,455	13%	$3,053
Non-GAAP adjustments:
Amortization of intangibles	104		151
Impact of purchase accounting	2		—
Stock-based compensation expense	13		9
Other corporate expenses	3		3
Non-GAAP product gross margin	$3,577	11%	$3,216

Services gross margin	$2,329	5%	$2,211
Non-GAAP adjustments:
Amortization of intangibles	—		(1)
Impact of purchase accounting	—		9
Stock-based compensation expense	25		19
Other corporate expenses	10		10
Non-GAAP services gross margin	$2,364	5%	$2,248

	Three Months Ended
	April 29, 2022	% Change	April 30, 2021
	(in millions, except percentages)
Gross margin	$5,784	10%	$5,264
Non-GAAP adjustments:
Amortization of intangibles	104		150
Impact of purchase accounting	2		9
Stock-based compensation expense	38		28
Other corporate expenses	13		13
Non-GAAP gross margin	$5,941	9%	$5,464

Operating expenses	$4,234	(1)%	$4,277
Non-GAAP adjustments:
Amortization of intangibles	(139)		(295)
Impact of purchase accounting	(7)		(11)
Transaction-related expenses	(5)		(29)
Stock-based compensation expense	(194)		(144)
Other corporate expenses	(83)		(104)
Non-GAAP operating expenses	$3,806	3%	$3,694

Operating income	$1,550	57%	$987
Non-GAAP adjustments:
Amortization of intangibles	243		445
Impact of purchase accounting	9		20
Transaction-related expenses	5		29
Stock-based compensation expense	232		172
Other corporate expenses	96		117
Non-GAAP operating income	$2,135	21%	$1,770

Net income from continuing operations	$1,069	62%	$659
Non-GAAP adjustments:
Amortization of intangibles	243		445
Impact of purchase accounting	9		20
Transaction-related (income) expenses	(2)		29
Stock-based compensation expense	232		172
Other corporate expenses	96		117
Fair value adjustments on equity investments	(14)		(194)
Aggregate adjustment for income taxes	(199)		(193)
Non-GAAP net income	$1,434	36%	$1,055

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

The following table presents a reconciliation of EBITDA and adjusted EBITDA to net income for the periods indicated:

	Three Months Ended
	April 29, 2022	% Change	April 30, 2021
	(in millions, except percentages)
Net income from continuing operations	$1,069	62%	$659
Adjustments:
Interest and other, net (a)	337		288
Income tax expense (benefit) (b)	144		40
Depreciation and amortization	726		905
EBITDA	$2,276	20%	$1,892

EBITDA	$2,276	20%	$1,892
Adjustments:
Stock-based compensation expense	232		172
Impact of purchase accounting (c)	—		12
Transaction-related expenses (d)	5		29
Other corporate expenses (e)	96		117
Adjusted EBITDA	$2,609	17%	$2,222
____________________
(a)See “Results of Operations — Interest and Other, Net” for more information on the components of interest and other, net.
(b)See Note 12 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information on discrete tax items recorded during the first quarter of Fiscal 2023 and Fiscal 2022.
(c)This amount includes the non-cash purchase accounting adjustments related to the EMC merger transaction and the going-private transaction.
(d)Transaction-related expenses consist of acquisition, integration, and divestiture related costs, as well as the costs incurred in the VMware Spin-off.
(e)Other corporate expenses includes impairment charges, incentive charges related to equity investments, severance, facility action, payroll taxes associated with stock-based compensation, and other costs.

RESULTS OF OPERATIONS

Consolidated Results

The following table summarizes our consolidated results for the periods indicated. Unless otherwise indicated, all changes identified for the current period results represent comparisons to results for the prior corresponding fiscal period.

	Three Months Ended
	April 29, 2022			April 30, 2021
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue
	(in millions, except percentages)
Net revenue:
Products	$20,464	78.4%	17%	$17,487	77.4%
Services	5,652	21.6%	11%	5,103	22.6%
Total net revenue	$26,116	100.0%	16%	$22,590	100.0%
Gross margin:
Products (a)	$3,455	16.9%	13%	$3,053	17.5%
Services (b)	2,329	41.2%	5%	2,211	43.3%
Total gross margin	$5,784	22.1%	10%	$5,264	23.3%
Operating expenses	$4,234	16.2%	(1)%	$4,277	18.9%
Operating income	$1,550	5.9%	57%	$987	4.4%
Net income from continuing operations	$1,069	4.1%	62%	$659	2.9%

Non-GAAP Financial Information
	Three Months Ended
	April 29, 2022			April 30, 2021
	Dollars	% of Non-GAAP Net Revenue	% Change	Dollars	% of Non-GAAP Net Revenue
	(in millions, except percentages)
Non-GAAP net revenue:
Products	$20,464	78.4%	17%	$17,486	77.4%
Services	5,652	21.6%	11%	5,112	22.6%
Total non-GAAP net revenue	$26,116	100.0%	16%	$22,598	100.0%
Non-GAAP gross margin:
Products (a)	$3,577	17.5%	11%	$3,216	18.4%
Services (b)	2,364	41.8%	5%	2,248	44.0%
Total non-GAAP gross margin	$5,941	22.7%	9%	$5,464	24.2%
Non-GAAP operating expenses	$3,806	14.5%	3%	$3,694	16.4%
Non-GAAP operating income	$2,135	8.2%	21%	$1,770	7.8%
Non-GAAP net income	$1,434	5.5%	36%	$1,055	4.7%
EBITDA	$2,276	8.7%	20%	$1,892	8.4%
Adjusted EBITDA	$2,609	10.0%	17%	$2,222	9.8%
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

Overview

During the first quarter of Fiscal 2023, our net revenue increased 16% due to growth in net revenue for both CSG and ISG. CSG net revenue benefited primarily from strength in our commercial offerings. ISG net revenue growth resulted from demand for overall investment in IT infrastructure as customers continue to invest in digital transformation.

During the first quarter of Fiscal 2023, our operating income increased 57% to $1.6 billion and our non-GAAP operating income increased 21% to $2.1 billion. These increases were primarily due to growth in operating income for ISG, driven principally by our storage offerings. Operating income also benefited from the favorable impact of a decrease in amortization of intangible assets.

Operating income and non-GAAP operating income as a percentage of net revenue increased 150 basis points to 5.9% and 40 basis points to 8.2%, respectively, primarily driven by ISG. ISG operating income as a percentage of net revenue increased as a result of a decrease in operating expenses as a percentage of net revenue due to strong revenue growth coupled with disciplined cost management. These factors were partially offset by declines in gross margin as a percentage of net revenue for both CSG and ISG which declined in part as a result of increased cost of net revenue that was not entirely offset by pricing adjustments. Operating income as a percentage of net revenue also increased as a result of the favorable impact of a decrease in amortization of intangible assets.

Cash used by operating activities was $0.3 billion during the first quarter of Fiscal 2023. Operating cash flows during the first quarter of the fiscal year are typically lower due to seasonal revenue trends as well as the timing of annual personnel-related payments. Operating cash flows were also impacted by higher than normal inventory balances as we continue to proactively manage supply chain challenges. During the first quarter of Fiscal 2022, cash provided by operating activities was $2.2 billion. See “Market Conditions, Liquidity, Capital Commitments, and Contractual Cash Obligations” for further information on our cash flow metrics.

We continue to see opportunities to create value and grow in response to resilient demand for our IT solutions driven by a technology-enabled world. We have demonstrated our ability to adjust to changing market conditions with complementary solutions across both segments of our business, an agile workforce, and the strength of our global supply chain. As we continue to innovate and modernize our core offerings, we believe that Dell Technologies is well-positioned for long-term profitable growth.

Net Revenue

During the first quarter of Fiscal 2023, our net revenue increased 16% primarily due to an increase in net revenue for both CSG and ISG. See “Business Unit Results” for further information.

•Product Net Revenue — Product net revenue includes revenue from the sale of hardware products and software licenses. During the first quarter of Fiscal 2023, our product net revenue increased 17% driven by growth within both CSG and ISG. CSG product net revenue increased principally due to an increase in average selling price for our commercial offerings. ISG product net revenue growth was primarily attributable to growth in net revenue for servers and networking, driven by an increase in average selling price, and, to a lesser extent, an increase in net revenue for storage.

•Services Net Revenue — Services net revenue includes revenue from our services offerings and support services related to hardware products and software licenses. During the first quarter of Fiscal 2023, services net revenue increased 11%, driven primarily by growth in CSG services net revenue and, to a lesser extent, growth in ISG services net revenue. Growth in CSG services net revenue was primarily due to increases in services net revenue attributable to both hardware support and maintenance and third-party software support and maintenance. ISG services net revenue increased primarily as a result of growth within hardware support services. A substantial portion of services net revenue is derived from offerings that have been deferred over a period of time, and, as a result, reported services net revenue growth rates will be different than reported product net revenue growth rates.

From a geographical perspective, net revenue generated by sales to customers in all regions increased during the first quarter of Fiscal 2023, driven by both CSG and ISG.

Gross Margin

During the first quarter of Fiscal 2023, our gross margin increased 10% to $5.8 billion and our non-GAAP gross margin increased 9% to $5.9 billion. These increases were driven primarily by growth in ISG gross margin and, to a lesser extent, growth within CSG gross margin as we benefited from continued strength across both businesses.

During the first quarter of Fiscal 2023, our gross margin percentage decreased 120 basis points to 22.1% due to a decline in gross margin percentage for both CSG and ISG, the effect of which was partially offset by the favorable impact of a decrease in amortization of intangible assets. Both CSG and ISG gross margin percentage declined in part as a result of increased cost of net revenue that was not entirely offset by pricing adjustments. Increased cost of net revenue was principally driven by the cumulative effect of cost inflation that occurred throughout Fiscal 2022, which broadly impacted our product offerings. ISG gross margin percentage also declined as a result of a shift in revenue mix towards servers and networking. Non-GAAP gross margin percentage decreased 150 basis points to 22.7% due to the same CSG and ISG dynamics discussed above.

•Products Gross Margin — During the first quarter of Fiscal 2023, product gross margin increased 13% to $3.5 billion and non-GAAP product gross margin increased 11% to $3.6 billion primarily driven by growth within ISG. ISG product gross margin increased principally due to revenue growth in our storage offerings coupled with an increase in the average selling price of our server offerings.

During the first quarter of Fiscal 2023, product gross margin percentage decreased 60 basis points to 16.9%, primarily due to a decline in product gross margin percentage for CSG. The decline in CSG product gross margin percentage was partially offset by growth in product gross margin percentage for ISG coupled with the favorable impact of a decrease in amortization of intangible assets. Non-GAAP product gross margin percentage decreased 90 basis points to 17.5% and was driven by the same CSG and ISG impacts discussed above.

•Services Gross Margin — During the first quarter of Fiscal 2023, services gross margin and non-GAAP services gross margin both increased 5% to $2.3 billion and $2.4 billion, respectively. The increases were driven primarily by increased CSG services gross margin as a result of growth within hardware support and maintenance associated with products sold in prior periods.

Services gross margin percentage decreased 210 basis points to 41.2% and non-GAAP services gross margin percentage decreased 220 basis points to 41.8%. The decreases were primarily driven by declines in services gross margin percentage across CSG and ISG, to a lesser extent, a shift in mix towards CSG.

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

The terms and conditions of our vendor rebate programs are largely based on product volumes and are generally negotiated either at the beginning of the annual or quarterly period, depending on the program. The timing and amount of vendor rebates and other discounts we receive under the programs may vary from period to period, reflecting changes in the competitive environment. We monitor our component costs and seek to address the effects of any changes to terms that might arise under our vendor rebate programs. Our gross margins for the first quarter of Fiscal 2023 and the first quarter of Fiscal 2022 were not materially affected by any changes to the terms of our vendor rebate programs, as the amounts we received under these programs were generally stable relative to our total net cost. We are not aware of any significant changes to vendor pricing or rebate programs that may impact our results in the near term.

Operating Expenses

The following table presents information regarding our operating expenses for the periods indicated:

	Three Months Ended
	April 29, 2022			April 30, 2021
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue
	(in millions, except percentages)
Operating expenses:
Selling, general, and administrative	$3,553	13.6%	(3)%	$3,658	16.2%
Research and development	681	2.6%	10%	619	2.7%
Total operating expenses	$4,234	16.2%	(1)%	$4,277	18.9%

	Three Months Ended
	April 29, 2022			April 30, 2021
	Dollars	% of Non-GAAP Net Revenue	% Change	Dollars	% of Non-GAAP Net Revenue
	(in millions, except percentages)
Non-GAAP operating expenses	$3,806	14.5%	3%	$3,694	16.4%

During the first quarter of Fiscal 2023, total operating expenses remained essentially flat as a decrease in selling, general, and administrative expenses was mostly offset by an increase in research and development expenses. Non-GAAP operating expenses increased 3% primarily as a result of increased employee compensation and benefits driven by growth in employee headcount.

•Selling, General, and Administrative — Selling, general, and administrative (“SG&A”) expenses decreased 3% during the first quarter of Fiscal 2023. The decrease was primarily attributable to a decrease in amortization of intangible assets, partially offset by an increase in employee compensation and benefits principally due to growth in employee headcount.

•Research and Development — Research and development (“R&D”) expenses are primarily composed of personnel-related expenses related to product development. During the first quarter of Fiscal 2023, R&D expenses grew 10% as a result of an increase in employee compensation and benefits primarily due to growth in employee headcount. As a percentage of net revenue, R&D expenses for the first three months of Fiscal 2023 and Fiscal 2022 were essentially flat at approximately 2.6% and 2.7%, respectively. We intend to continue supporting R&D initiatives to innovate and introduce new and enhanced solutions into the market.

We continue to make selective investments designed to enable growth, marketing, and R&D, while balancing our efforts to drive cost efficiencies in the business. We also expect to continue making investments in support of our own digital transformation to modernize our IT operations.

Operating Income

During the first quarter of Fiscal 2023, our operating income increased 57% to $1.6 billion and our non-GAAP operating income increased 21% to $2.1 billion. These increases were principally attributable to growth in operating income for ISG, driven primarily by our storage offerings. Operating income also benefited from the favorable impact of a decrease in amortization of intangible assets.

Operating income and non-GAAP operating income as a percentage of net revenue increased 150 basis points to 5.9% and 40 basis points to 8.2%, respectively, primarily driven by ISG. ISG operating income as a percentage of net revenue increased as a result of a decrease in operating expenses as a percentage of net revenue due to strong revenue growth coupled with disciplined cost management. These factors were partially offset by a decline in gross margin as a percentage of net revenue for both CSG and ISG which declined in part as a result of increased cost of net revenue that was not entirely offset by pricing adjustments. Operating income as a percentage of net revenue further benefited from the favorable impact of the decrease in amortization of intangible assets.

Interest and Other, Net

The following table presents information regarding interest and other, net for the periods indicated:

	Three Months Ended
	April 29, 2022	April 30, 2021
	(in millions)
Interest and other, net:
Investment income, primarily interest	$15	$10
Gain on investments, net	14	193
Interest expense	(265)	(433)
Foreign exchange	(89)	(52)
Other	(12)	(6)
Total interest and other, net	$(337)	$(288)

During the first quarter of Fiscal 2023, the change in interest and other, net was unfavorable by $49 million primarily due to a decrease in gain on investments, net, partially offset by a decrease in interest expense resulting from debt repayments.

Income and Other Taxes

The following table presents information regarding our income and other taxes for the periods indicated:

	Three Months Ended
	April 29, 2022	April 30, 2021
	(in millions, except percentages)
Income before income taxes	$1,213	$699
Income tax expense	$144	$40
Effective income tax rate	11.9%	5.7%

For the first quarter of Fiscal 2023 and the first quarter of Fiscal 2022, our effective income tax rates were 11.9% on pre-tax income of $1.2 billion, and 5.7% on pre-tax income of $0.7 billion, respectively. The change in our effective income tax rate was primarily driven by the impact of discrete tax benefits related to stock-based compensation, a change in our jurisdictional mix of income, and higher U.S. tax on foreign operations, the effects of which were partially offset by higher benefits from foreign tax credits.

Higher U.S. tax on foreign operations was due to the capitalization of research and development costs. Under the Tax Cuts and Jobs Act, which was enacted on December 22, 2017, research and development expenses incurred for tax years beginning after December 31, 2021 must be capitalized and amortized ratably over five or 15 years for tax purposes, depending on where the research activities were conducted. Our effective income tax rate for future quarters of Fiscal 2023 may be impacted by actions taken by the U.S. government to defer or repeal this provision, as well as by the actual mix of jurisdictions in which income is generated and the impact of any discrete tax items. In addition, if the provision is not deferred or repealed, we expect it will result in a significant increase in our cash tax liabilities for Fiscal 2023, as well as significantly reduce our deferred tax liabilities.

Our effective income tax rate can fluctuate depending on the geographic distribution of our worldwide earnings, as our foreign earnings are generally taxed at lower rates than in the United States. The differences between our effective income tax rate and the U.S. federal statutory rate of 21% principally result from the geographical distribution of income, differences between the book and tax treatment of certain items, and discrete tax items. In certain jurisdictions, our tax rate is significantly less than the applicable statutory rate as a result of tax holidays. The majority of our foreign income that is subject to these tax holidays is attributable to Singapore and China. A significant portion of these income tax benefits relates to a tax holiday that will be effective until January 31, 2029.  Our other tax holidays will expire in whole or in part during Fiscal 2030 through Fiscal 2031. Many of these tax holidays and reduced tax rates may be extended when certain conditions are met or may be terminated early if certain conditions are not met. As of April 29, 2022, we were not aware of any matters of noncompliance related to these tax holidays.

For further discussion regarding tax matters, including the status of income tax audits, see Note 12 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Net Income from Continuing Operations

Net income from continuing operations was $1.1 billion in the first quarter of Fiscal 2023, compared to $0.7 billion in the first quarter of Fiscal 2022 while non-GAAP net income was $1.4 billion in the first quarter of Fiscal 2023, compared to $1.1 billion in the first quarter of Fiscal 2022. The increases were primarily attributable to an increase in operating income, partially offset by an increase in tax expense during the period. Non-GAAP net income further benefited from a favorable change in interest and other, net.

Business Unit Results

Our reportable segments are based on the ISG and CSG business units. A description of our business units is provided under “Introduction.” See Note 17 of the Notes to the Condensed Consolidated Financial Statements included in this report for a reconciliation of net revenue and operating income by reportable segment to consolidated net revenue and consolidated operating income (loss), respectively.

Infrastructure Solutions Group

The following table presents net revenue and operating income attributable to ISG for the periods indicated:

	Three Months Ended
	April 29, 2022	% Change	April 30, 2021
	(in millions, except percentages)
Net revenue:
Servers and networking	$5,048	22%	$4,140
Storage	4,237	9%	3,893
Total ISG net revenue	$9,285	16%	$8,033

Operating income:
ISG operating income	$1,082	39%	$778
% of segment net revenue	11.7%		9.7%

Net Revenue — During the first quarter of Fiscal 2023, ISG net revenue increased 16% due to growth in net revenue for both servers and networking and storage as a result of demand for IT infrastructure as customers continue to invest in digital transformation.

Revenue from the sales of servers and networking increased 22% during the first quarter of Fiscal 2023. The increased revenue was primarily driven by an increase in average selling price of our server offerings as we continue to manage pricing in response to supply chain challenges including component availability and increased logistics costs.

During the first quarter of Fiscal 2023, storage revenue increased 9% due to strength across the majority of our storage offerings.

ISG customers are interested in new and innovative models that address how they consume our solutions. We offer options that include as-a-Service, utility, leases, and immediate pay models which are designed to match customers’ consumption and financing preferences. Our multiyear agreements typically result in recurring revenue streams over the term of the arrangement. We expect that our flexible consumption models and as-a-Service offerings through APEX will further strengthen our customer relationships and provide a foundation for growth in recurring revenue.

From a geographical perspective, net revenue attributable to ISG increased in all regions during the first quarter of Fiscal 2023.

Operating Income — During the first quarter of Fiscal 2023, ISG operating income as a percentage of net revenue increased 200 basis points to 11.7% primarily due to a decrease in operating expenses as a percentage of revenue that resulted from strong revenue growth coupled with disciplined cost management. The favorable impact of the decrease in operating expenses as a percentage of revenue was partially offset by the impact of a shift in revenue mix towards servers and networking.

Client Solutions Group

The following table presents net revenue and operating income attributable to CSG for the periods indicated:

	Three Months Ended
	April 29, 2022	% Change	April 30, 2021
	(in millions, except percentages)
Net revenue:
Commercial	$11,971	22%	$9,808
Consumer	3,616	3%	3,503
Total CSG net revenue	$15,587	17%	$13,311

Operating income:
CSG operating income	$1,115	3%	$1,080
% of segment net revenue	7.2%		8.1%

Net Revenue — During the first quarter of Fiscal 2023, CSG net revenue increased 17% primarily driven by an increase in revenue attributable to our commercial offerings.

Commercial and consumer net revenue increased 22% and 3%, respectively, primarily due to an increase in average selling price across our product offerings. To a lesser extent, an increase in units sold of commercial offerings also contributed to net revenue growth. Within consumer, the effect of increased average selling price was partially offset by a decrease in units sold. We increased average selling prices for both our commercial and consumer offerings as we continued to manage pricing in response to supply chain challenges including component availability and increased logistic costs.

From a geographical perspective, net revenue attributable to CSG increased across all regions during the first quarter of Fiscal 2023.

Operating Income — During the first quarter of Fiscal 2023, CSG operating income as a percentage of net revenue decreased 90 basis points to 7.2% primarily as a result of increased cost of net revenue that was not entirely offset by pricing adjustments. Increased cost of net revenue was principally driven by the cumulative effect of cost inflation that occurred throughout Fiscal 2022, which broadly impacted our product offerings. These factors were partially offset by a decrease in operating expenses as a percentage of revenue.

OTHER BALANCE SHEET ITEMS

Accounts Receivable

We sell products and services directly to customers and through a variety of sales channels, including retail distribution. Our accounts receivable, net, was $11.8 billion and $12.9 billion as of April 29, 2022 and January 28, 2022, respectively. We maintain an allowance for expected credit losses to cover receivables that may be deemed uncollectible. As of April 29, 2022 and January 28, 2022, the allowance for expected credit losses was $72 million and $90 million, respectively. Based on our assessment, we believe that we are adequately reserved for expected credit losses. We will continue to monitor the aging of our accounts receivable and take actions, where necessary, to reduce our exposure to credit losses.

Dell Financial Services and Financing Receivables

The Company offers or arranges various financing options and services for our customers globally, including through captive financing operations. DFS originates, collects, and services customer receivables primarily related to the purchase of our product, software, and service solutions. The Company further strengthens our customer relationships through its flexible consumption models, which enable us to offer our customers the option to pay over time and, in certain cases, based on utilization, to provide them with financial flexibility to meet their changing technological requirements. New financing originations were $2.1 billion and $1.9 billion for the first quarter of Fiscal 2023 and Fiscal 2022, respectively.

The Company’s leases are generally classified as sales-type leases or operating leases. Amounts due from lessees under sales-type leases or direct financing leases are recorded as part of financing receivables, with interest income recognized over the contract term. On commencement of sales-type leases, we typically qualify for up-front revenue recognition. On originations of operating leases, we record equipment under operating leases, classified as property, plant, and equipment, and recognize rental revenue and depreciation expense, classified as cost of net revenue, over the contract term.

As of April 29, 2022 and January 28, 2022, our financing receivables, net were $10.2 billion and $10.6 billion, respectively. We maintain an allowance to cover expected financing receivable credit losses and evaluate credit loss expectations based on our total portfolio. For both the first quarter of Fiscal 2023 and Fiscal 2022, the principal charge-off rate for our financing receivables portfolio was 0.5%. The credit quality of our financing receivables has improved in recent years as the mix of high-quality commercial accounts in our portfolio has continued to increase. We continue to monitor broader economic indicators and their potential impact on future credit loss performance. We have an extensive process to manage our exposure to customer credit risk, including active management of credit lines and our collection activities. We also sell selected fixed-term financing receivables without recourse to unrelated third parties on a periodic basis, primarily to manage certain concentrations of customer credit exposure.  Based on our assessment of the customer financing receivables, we believe that we are adequately reserved.

We retain a residual interest in equipment leased under our lease programs. As of April 29, 2022 and January 28, 2022, the residual interest recorded as part of financing receivables was $176 million and $217 million, respectively. The decline in residual interest was principally attributable to a corresponding increase in originations of operating leases. The amount of the residual interest is established at the inception of the lease based upon estimates of the value of the equipment at the end of the lease term using historical studies, industry data, and future value-at-risk demand valuation methods. On a quarterly basis, we assess the carrying amount of our recorded residual values for impairment. Generally, expected losses as a result of residual value risk on equipment under lease are not considered to be significant primarily because of the existence of a secondary market with respect to the equipment. Further, the lease agreement clearly defines applicable return conditions and remedies for non-compliance, to ensure that the leased equipment will be in good operating condition upon return. No expected losses were recorded related to residual assets during the first quarter of Fiscal 2023 and Fiscal 2022.

As of April 29, 2022 and January 28, 2022, equipment under operating leases, net was $1.9 billion and $1.7 billion, respectively. We assess the carrying amount of the equipment under operating leases for impairment whenever events or circumstances may indicate that an impairment has occurred. No material impairment losses were recorded related to such equipment during the first quarter of Fiscal 2023 and Fiscal 2022.

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

LIQUIDITY, CAPITAL COMMITMENTS, AND MARKET CONDITIONS

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

We believe that our current cash and cash equivalents, together with cash that will be provided by future operations and borrowings expected to be available under our revolving credit facility, will be sufficient over at least the next twelve months and for the foreseeable future thereafter meet our material cash requirements, including funding of our operations, debt-related payments, capital expenditures, and other corporate needs.

As part of our overall capital allocation strategy, we intend to drive growth while maintaining our investment grade rating and focusing on returning capital to our stockholders through both share repurchase programs and dividend payments.

The following table presents our cash and cash equivalents as well as our available borrowings as of the dates indicated:

	April 29, 2022	January 28, 2022
	(in millions)
Cash and cash equivalents, and available borrowings:
Cash and cash equivalents	$6,654	$9,477
Remaining available borrowings under revolving credit facilities	4,969	4,969
Total cash, cash equivalents, and available borrowings	$11,623	$14,446

During the first quarter of Fiscal 2023, cash and cash equivalents decreased by $2.8 billion, primarily driven by return of approximately $1.75 billion of capital to stockholders through both share repurchases and our first quarterly dividend payment.

Our revolving credit facilities as of April 29, 2022 consist of the 2021 Revolving Credit Facility, which has a maximum capacity of $5.0 billion. Available borrowings under this facility are reduced by draws on the facility and outstanding letters of credit. As of April 29, 2022, there were no borrowings outstanding under the facility and remaining available borrowings totaled approximately $5.0 billion. We may regularly use our available borrowings from the 2021 Revolving Credit Facility on a short-term basis for general corporate purposes. See Note 7 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information about the 2021 Revolving Credit Facility.

Debt

The following table presents our outstanding debt as of the dates indicated:

	April 29, 2022	Change	January 28, 2022
	(in millions)
Core debt
Senior Notes	$16,300	$—	$16,300
Legacy Notes and Debentures	952	—	952
DFS allocated debt	(728)	405	(1,133)
Total core debt	16,524	405	16,119
DFS related debt
DFS debt	9,825	179	9,646
DFS allocated debt	728	(405)	1,133
Total DFS related debt	10,553	(226)	10,779
Other	320	(17)	337
Total debt, principal amount	27,397	162	27,235
Carrying value adjustments	(275)	6	(281)
Total debt, carrying value	$27,122	$168	$26,954

During the first quarter of Fiscal 2023, the outstanding principal amount of our debt increased by $0.2 billion to $27.4 billion as of April 29, 2022, primarily driven by net DFS debt activity.

We define core debt as the total principal amount of our debt, less DFS related debt and other debt. Our core debt was $16.5 billion and $16.1 billion as of April 29, 2022 and January 28, 2022, respectively. See Note 7 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information about our debt.

DFS related debt primarily represents debt from our securitization and structured financing programs. Our risk of loss under these programs is limited to transferred lease and loan payments and associated equipment, as the credit holders have no recourse to Dell Technologies.

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

We believe we will continue to be able to make our debt principal and interest payments, including the short-term maturities, from existing and expected sources of cash, primarily from operating cash flows. Cash used for debt principal and interest payments may include short-term borrowings under our revolving credit facility. Under our variable-rate debt, we could experience variations in our future interest expense from potential fluctuations in applicable reference rates, or from possible fluctuations in the level of DFS debt required to meet future demand for customer financing. There are no scheduled maturities related to our outstanding core debt during Fiscal 2023. However, at our sole discretion, we may purchase, redeem, prepay, refinance, or otherwise retire any amount of our outstanding indebtedness under the terms of such indebtedness at any time and from time to time, in open market or negotiated transactions with the holders of such indebtedness or otherwise, as appropriate market conditions exist.

Cash Flows

The following table presents a summary of our Condensed Consolidated Statements of Cash Flows for the periods indicated:

	Three Months Ended
	April 29, 2022	April 30, 2021
	(in millions)
Net change in cash from:
Operating activities	$(269)	$2,238
Investing activities	(720)	(519)
Financing activities	(1,706)	(1,638)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(111)	(5)
Change in cash, cash equivalents, and restricted cash	$(2,806)	$76

Cash flows for the three months ended April 30, 2021 are inclusive of cash flows attributable to VMware. Effective November 1, 2021, as a result of the VMware Spin-off, cash flows ceased to include VMware. See “Introduction” and Note 1 and Note 2 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information regarding the VMware Spin-off.

Operating Activities — Cash used by operating activities of $0.3 billion during the first quarter of Fiscal 2023 primarily reflected lower seasonal sales trends affecting parts of our business as well as the timing of annual personnel-related payments. Operating cash flows were also impacted by higher than normal inventory balances as we continue to proactively manage supply chain challenges. During the first quarter of Fiscal 2022, cash provided by operating activities was $2.2 billion, of which $1.3 billion related to VMware, and was driven by both working capital management and profitability.

Investing Activities — Investing activities primarily consist of cash used to fund capital expenditures for property, plant, and equipment, which includes equipment under DFS operating leases. Additional activities include capitalized software development costs, strategic investments, and the maturities, sales, and purchases of investments. During the first quarter of Fiscal 2023 and Fiscal 2022, cash used in investing activities was $0.7 billion and $0.5 billion, respectively, and was primarily used by capital expenditures.

Financing Activities — Financing activities primarily consist of the proceeds and repayments of debt and cash used to repurchase common stock. Cash used in financing activities was $1.7 billion during the first quarter of Fiscal 2023 and primarily consisted of repurchases of common stock, including shares repurchased to settle employee tax withholding on stock-based compensation, and the payment of our first quarterly dividend. Cash used in financing activities of $1.6 billion during the first quarter of Fiscal 2022 primarily consisted of debt repayments and repurchases of common stock by our public subsidiaries.

DFS Cash Flow Impacts  — DFS offerings are initially funded through cash on hand at the time of origination, most of which is subsequently replaced with asset-backed financing. For DFS offerings that qualify as sales-type leases, the initial funding of financing receivables is reflected as an impact to cash flows from operations and is largely subsequently offset by cash proceeds from financing. For DFS operating leases, which have increased under the current lease accounting standard, the initial funding is classified as a capital expenditure and reflected as cash flows used in investing activities. DFS new financing originations were $2.1 billion and $1.9 billion during the first quarter of Fiscal 2023 and Fiscal 2022, respectively. As of April 29, 2022, DFS had $10.2 billion of total net financing receivables and $1.9 billion of equipment under DFS operating leases, net.

Capital Commitments

Capital Expenditures — We spent $0.7 billion during the first quarter of Fiscal 2023 and Fiscal 2022 on property, plant, and equipment and capitalized software development costs, of which the funding of equipment under DFS operating leases totaled $0.2 billion for both periods. Product demand, product mix, the use of contract manufacturers, and ongoing investments in operating and information technology infrastructure, influence the level and prioritization of our capital expenditures. Aggregate capital expenditures for Fiscal 2023 are currently expected to total between $2.9 billion and $3.1 billion, of which approximately $0.9 billion of expenditures are expected to be applied to equipment under DFS operating leases and approximately $0.3 billion to capitalized software development costs.

Repurchases of Common Stock — Effective as of September 23, 2021, our board of directors approved a stock repurchase program with no established expiration date under which we are authorized to repurchase up to $5 billion of shares of our Class C Common Stock. During the first quarter of Fiscal 2023, we repurchased approximately 29 million shares of Class C Common Stock for a total purchase price of approximately $1.5 billion. These amounts exclude shares repurchased to settle employee tax withholding related to the vesting of stock awards.

Dividend Payments — On February 24, 2022, the Company announced that its Board of Directors has adopted a dividend policy under which the Company intends to pay quarterly cash dividends on its common stock at an initial rate of $0.33 per share per fiscal quarter.

During the three months ended April 29, 2022, the Company paid an initial quarterly dividend under the new policy in the amount of $248 million to the holders of record of all of the issued and outstanding shares of common stock as of the close of business on April 20, 2022.

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

As of April 29, 2022, such purchase obligations were $3.1 billion, $0.4 billion, and $0.8 billion for the remaining nine months of Fiscal 2023, Fiscal 2024, and Fiscal 2025 and thereafter, respectively.

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

We are exposed to interest rate risk related to our variable-rate debt portfolio. In the normal course of business we follow established policies and procedures to manage this risk, including monitoring of our asset and liability mix. As a result, we do not anticipate any material losses from interest rate risk.

Summarized Guarantor Financial Information

As discussed in Note 7 of the Notes to the Condensed Consolidated Financial Statements included in this report, Dell International L.L.C. and EMC Corporation (the “Issuers”), both of which are wholly-owned subsidiaries of Dell Technologies, completed private offerings of multiple series of senior secured notes issued on June 1, 2016, March 20, 2019, and April 9, 2020 (the “Senior Notes”). In June 2021, the Issuers completed an exchange offer and issued $18.4 billion aggregate principal amount of registered senior notes under the Securities Act of 1933 in exchange for the same principal amount and substantially identical terms of the Senior Notes. The aggregate principal amount of unregistered Senior Notes remaining outstanding following the settlement of the exchange offer was approximately $0.1 billion. During Fiscal 2022, the tangible and intangible assets of the Issuers and guarantors that secured obligations under the Senior Notes were released as collateral. As a result, the Senior Notes became fully unsecured. In addition, all guarantees of the Senior Notes by subsidiaries of Dell Inc. were released.

Guarantees — The Senior Notes are guaranteed on a joint and several unsecured basis by Dell Technologies and its wholly-owned subsidiaries, Denali Intermediate, Inc. and Dell Inc. (collectively, the “Guarantors”).

Basis of Preparation of the Summarized Financial Information — The tables below are summarized financial information provided in conformity with Rule 13-01 of the SEC’s Regulation S-X. The summarized financial information of the Issuers and Guarantors (collectively, the “Obligor Group”) is presented on a combined basis, excluding intercompany balances and transactions between entities in the Obligor Group. The Obligor Group’s amounts due from, amounts due to, and transactions with Non-Obligor Subsidiaries and VMware, Inc. and its consolidated subsidiaries (the “Related Party”) have been presented separately. The Obligor Group’s investment balances in Non-Obligor Subsidiaries have been excluded.

The following table presents summarized results of operations information for the Obligor Group for the period indicated:

Three Months Ended
April 29, 2022
(in millions)
Net revenue (a)	$2,504
Gross margin (b)	1,115
Operating income	275
Interest and other, net (c)	(544)
Loss before income taxes	(269)
Net loss attributable to Obligor Group	$(171)
____________________
(a) Includes net revenue from services provided and product sales to Non-Obligor Subsidiaries of $277 million and $35 million, respectively.
(b) Includes cost of net revenue from resale of solutions purchased from Non-Obligor Subsidiaries and the Related Party of $251 million and $171 million, respectively. Includes costs of net revenue from shared services provided by Non-Obligor Subsidiaries of $184 million.
(c) Includes interest expense on inter-company loan payables of $302 million.

The following table presents summarized balance sheet information for the Obligor Group as of the dates indicated:

	April 29, 2022	January 28, 2022
	(in millions)
ASSETS
Current assets	$3,038	$3,106
Intercompany receivables	623	988
Due from related party, net	65	59
Total current assets	3,726	4,153
Due from related party, net	713	710
Goodwill and intangible assets	15,259	15,399
Other non-current assets	2,857	2,810
Total assets	$22,555	$23,072
LIABILITIES
Current liabilities	$4,616	$4,625
Due to related party	81	192
Total current liabilities	4,697	4,817
Long-term debt	17,006	17,001
Intercompany loan payables	37,476	37,509
Other non-current liabilities	3,515	3,473
Total liabilities	$62,694	$62,800

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting us, see “Part II — Item 7A — Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2022. Our exposure to market risks has not changed materially from that set forth in our Annual Report.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 29, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of April 29, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended April 29, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

The information required by this item is incorporated herein by reference to the information set forth under the caption “Legal Matters” in Note 11 of the Notes to the Condensed Consolidated Financial Statements included in Part I of this report.

ITEM 1A — RISK FACTORS

In addition to the other information set forth in this report, the risks discussed in “Part I — Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2022 could materially affect our business, operating results, financial condition, or prospects. The risks described in our Annual Report on Form 10-K and our subsequent SEC reports are not the only risks facing us.  There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that also may materially adversely affect our business, operating results, financial condition, or prospects.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities

The following table presents information with respect to our purchases of Class C Common Stock during the first quarter of Fiscal 2023.

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
Repurchases from January 28, 2022 through February 25, 2022	5,519,159	$58.41	5,519,159	$4,018,878,121
Repurchases from February 26, 2022 through March 25, 2022	10,080,160	$51.66	10,080,160	$3,498,165,262
Repurchases from March 26, 2022 through April 29, 2022	13,167,300	$48.49	13,167,300	$2,859,681,208
Total	28,766,619			$2,859,681,208

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

As permitted under the OFAC General License, our subsidiary Dell LLC and other subsidiaries periodically file notifications with the FSB in connection with the importation and distribution of our products in the Russian Federation. During our fiscal quarter ended April 29, 2022, Dell LLC filed notifications with the FSB. No payments were issued or received, and no gross revenue or net profits were generated, in connection with these filing activities. Dell Technologies and its subsidiaries do not sell products or provide services to the FSB. To the extent permitted by applicable law, including by the OFAC General License, we expect to continue to file notifications with the FSB to qualify our products for importation and distribution in the Russian Federation.

ITEM 6 — EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
4.1††
Consent to the Extension of Registration Rights Under the Second Amended and Restated Registration Rights Agreement, dated March 31, 2022, among Dell Technologies Inc. (the “Company”) and SL SPV-2 L.P., Silver Lake Partners IV, L.P., Silver Lake Technology Investors IV, L.P., Silver Lake Partners V DE (AIV), L.P., Silver Lake Technology Investors V, L.P.

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

101 .INS††	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101 .SCH††	Inline XBRL Taxonomy Extension Schema Document.
101 .CAL††	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101 .DEF††	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101 .LAB††	Inline XBRL Taxonomy Extension Label Linkbase Document.
101 .PRE††	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104 ††	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

††	Filed with this report.
†††	Furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELL TECHNOLOGIES INC.

By:	/s/ BRUNILDA RIOS
Brunilda Rios
Senior Vice President, Corporate Finance and
Chief Accounting Officer
(On behalf of registrant and as principal accounting officer)

Date: June 6, 2022