Form 10-Q
period 2022-07-29
Dell Technologies Inc.
filed 2022-09-01
CIK 1571996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	July 29, 2022
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of August 26, 2022, there were 732,959,983 shares of the registrant’s common stock outstanding, consisting of 259,129,233 outstanding shares of Class C Common Stock, 378,480,523 outstanding shares of Class A Common Stock, and 95,350,227 outstanding shares of Class B Common Stock.

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

DELL TECHNOLOGIES INC.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in millions; unaudited)

	July 29, 2022	January 28, 2022
ASSETS
Current assets:
Cash and cash equivalents	$5,507	$9,477
Accounts receivable, net of allowance of $75 and $90	13,431	12,912
Due from related party, net	195	131
Short-term financing receivables, net of allowance of $133 and $142 (Note 5)	4,860	5,089
Inventories	5,883	5,898
Other current assets	12,386	11,526
Total current assets	42,262	45,033
Property, plant, and equipment, net	5,772	5,415
Long-term investments	1,520	1,839
Long-term financing receivables, net of allowance of $50 and $47 (Note 5)	5,450	5,522
Goodwill	19,505	19,770
Intangible assets, net	6,972	7,461
Due from related party, net	609	710
Other non-current assets	6,685	6,985
Total assets	$88,775	$92,735
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$6,647	$5,823
Accounts payable	25,339	27,143
Due to related party	1,269	1,414
Accrued and other	6,810	7,578
Short-term deferred revenue	14,724	14,261
Total current liabilities	54,789	56,219
Long-term debt	20,287	21,131
Long-term deferred revenue	13,301	13,312
Other non-current liabilities	3,153	3,653
Total liabilities	91,530	94,315
Commitments and contingencies (Note 11)
Stockholders’ equity (deficit):
Common stock and capital in excess of $0.01 par value (Note 14)	8,005	7,898
Treasury stock at cost	(3,054)	(964)
Accumulated deficit	(7,106)	(8,188)
Accumulated other comprehensive loss	(705)	(431)
Total Dell Technologies Inc. stockholders’ equity (deficit)	(2,860)	(1,685)
Non-controlling interests	105	105
Total stockholders’ equity (deficit)	(2,755)	(1,580)
Total liabilities and stockholders’ equity	$88,775	$92,735

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	July 29, 2022	July 30, 2021	July 29, 2022	July 30, 2021
Net revenue:
Products	$20,810	$18,895	$41,274	$36,382
Services	5,615	5,296	11,267	10,399
Total net revenue	26,425	24,191	52,541	46,781
Cost of net revenue (a):
Products	17,671	15,692	34,680	30,126
Services	3,315	3,024	6,638	5,916
Total cost of net revenue	20,986	18,716	41,318	36,042
Gross margin	5,439	5,475	11,223	10,739
Operating expenses:
Selling, general, and administrative	3,543	3,761	7,096	7,419
Research and development	626	697	1,307	1,316
Total operating expenses	4,169	4,458	8,403	8,735
Operating income	1,270	1,017	2,820	2,004
Interest and other, net	(635)	(292)	(972)	(580)
Income before income taxes	635	725	1,848	1,424
Income tax expense	129	96	273	136
Net income from continuing operations	506	629	1,575	1,288
Income from discontinued operations, net of income taxes (Note 2)	—	251	—	530
Net income	506	880	1,575	1,818
Less: Net loss attributable to non-controlling interests	(5)	(2)	(8)	(3)
Less: Net income attributable to non-controlling interests of discontinued operations	—	51	—	103
Net income attributable to Dell Technologies Inc.	$511	$831	$1,583	$1,718

Earnings per share attributable to Dell Technologies Inc. — basic:
Continuing operations	$0.69	$0.83	$2.12	$1.70
Discontinued operations	$—	$0.26	$—	$0.56

Earnings per share attributable to Dell Technologies Inc. — diluted:
Continuing operations	$0.68	$0.80	$2.06	$1.65
Discontinued operations	$—	$0.25	$—	$0.53

(a) Includes related party cost of net revenue as follows (Note 16):
Products	$426	$387	$681	$706
Services	$762	$616	$1,471	$1,194

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended		Six Months Ended
	July 29, 2022	July 30, 2021	July 29, 2022	July 30, 2021
Net income	$506	$880	$1,575	$1,818

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(138)	(133)	(424)	(140)
Cash flow hedges:
Change in unrealized gains	166	65	538	64
Reclassification adjustment for net (gains) losses included in net income	(306)	13	(402)	40
Net change in cash flow hedges	(140)	78	136	104
Pension and other postretirement plans:
Recognition of actuarial net gains (losses) from pension and other postretirement plans	(4)	—	13	1
Reclassification adjustments for net losses from pension and other postretirement plans	—	2	—	2
Net change in actuarial net gains from pension and other postretirement plans	(4)	2	13	3

Total other comprehensive (loss), net of tax expense (benefit) of $(8) and $7, respectively, and $8 and $5, respectively	(282)	(53)	(275)	(33)
Comprehensive income, net of tax	224	827	1,300	1,785
Less: Net income (loss) attributable to non-controlling interests	(5)	49	(8)	100
Less: Other comprehensive (loss) attributable to non-controlling interests	(1)	—	(1)	—
Comprehensive income attributable to Dell Technologies Inc.	$230	$778	$1,309	$1,685

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; continued on next page; unaudited)

	Six Months Ended
	July 29, 2022	July 30, 2021
Cash flows from operating activities:
Net income	$1,575	$1,818
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,470	2,479
Stock-based compensation expense	468	934
Deferred income taxes	(382)	(300)
Other, net	449	(295)
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	(926)	(267)
Financing receivables	78	186
Inventories	(113)	(791)
Other assets and liabilities	(1,710)	(2,443)
Due from/to related party, net	(84)	—
Accounts payable	(1,700)	1,353
Deferred revenue	1,330	1,289
Change in cash from operating activities	455	3,963
Cash flows from investing activities:
Purchases of investments	(80)	(270)
Maturities and sales of investments	68	335
Capital expenditures and capitalized software development costs	(1,497)	(1,257)
Acquisition of businesses and assets, net	—	(16)
Other	11	20
Change in cash from investing activities	(1,498)	(1,188)
Cash flows from financing activities:
Proceeds from the issuance of common stock	5	186
Repurchases of parent common stock	(2,468)	(17)
Repurchases of subsidiary common stock	(8)	(978)
Payments of dividends to stockholders	(490)	—
Proceeds from debt	6,465	3,935
Repayments of debt	(6,242)	(8,423)
Debt-related costs and other, net	(14)	(14)
Change in cash from financing activities	(2,752)	(5,311)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(194)	(21)
Change in cash, cash equivalents, and restricted cash	(3,989)	(2,557)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued; in millions; unaudited)

	Six Months Ended
	July 29, 2022	July 30, 2021
Change in cash, cash equivalents, and restricted cash	(3,989)	(2,557)
Cash, cash equivalents, and restricted cash at beginning of the period, including cash attributable to discontinued operations	10,082	15,184
Cash, cash equivalents, and restricted cash at end of the period, including cash attributable to discontinued operations	6,093	12,627
Less: Cash, cash equivalents, and restricted cash attributable to discontinued operations	—	5,922
Cash, cash equivalents, and restricted cash from continuing operations	$6,093	$6,705

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in millions; continued on next page; unaudited)

	Common Stock and Capital in Excess of Par Value		Treasury Stock
Three Months Ended July 29, 2022	Issued Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Dell Technologies Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Stockholders’ Equity (Deficit)
Balances as of April 29, 2022	795	$7,777	48	$(2,446)	$(7,369)	$(424)	$(2,462)	$107	$(2,355)
Net income	—	—	—	—	511	—	511	(5)	506
Dividends and dividend equivalents declared ($0.33 per common share)	—	—	—	—	(248)	—	(248)	—	(248)
Foreign currency translation adjustments	—	—	—	—	—	(137)	(137)	(1)	(138)
Cash flow hedges, net change	—	—	—	—	—	(140)	(140)	—	(140)
Pension and other post-retirement	—	—	—	—	—	(4)	(4)	—	(4)
Issuance of common stock	1	(5)	—	—	—	—	(5)	—	(5)
Stock-based compensation expense	—	227	—	—	—	—	227	9	236
Treasury stock repurchases	—	—	14	(608)	—	—	(608)	—	(608)
Impact from equity transactions of non-controlling interests	—	6	—	—	—	—	6	(5)	1
Balances as of July 29, 2022	796	$8,005	62	$(3,054)	$(7,106)	$(705)	$(2,860)	$105	$(2,755)

	Common Stock and Capital in Excess of Par Value		Treasury Stock
Six Months Ended July 29, 2022	Issued Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Dell Technologies Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Stockholders’ Equity (Deficit)
Balances as of January 28, 2022	777	$7,898	20	$(964)	$(8,188)	$(431)	$(1,685)	$105	$(1,580)
Net income	—	—	—	—	1,583	—	1,583	(8)	1,575
Dividends and dividend equivalents declared ($0.66 per common share)	—	—	—	—	(501)	—	(501)	—	(501)
Foreign currency translation adjustments	—	—	—	—	—	(423)	(423)	(1)	(424)
Cash flow hedges, net change	—	—	—	—	—	136	136	—	136
Pension and other post-retirement	—	—	—	—	—	13	13	—	13
Issuance of common stock	19	(344)	—	—	—	—	(344)	—	(344)
Stock-based compensation expense	—	451	—	—	—	—	451	17	468
Treasury stock repurchases	—	—	42	(2,090)	—	—	(2,090)	—	(2,090)
Impact from equity transactions of non-controlling interests	—	—	—	—	—	—	—	(8)	(8)
Balances as of July 29, 2022	796	$8,005	62	$(3,054)	$(7,106)	$(705)	$(2,860)	$105	$(2,755)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(continued; in millions; unaudited)

	Common Stock and Capital in Excess of Par Value		Treasury Stock
Three Months Ended July 30, 2021	Issued Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Dell Technologies Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Stockholders’ Equity (Deficit)
Balances as of April 30, 2021	772	$16,950	8	$(305)	$(12,864)	$(294)	$3,487	$5,099	$8,586
Net income	—	—	—	—	831	—	831	49	880
Foreign currency translation adjustments	—	—	—	—	—	(133)	(133)	—	(133)
Cash flow hedges, net change	—	—	—	—	—	78	78	—	78
Pension and other post-retirement	—	—	—	—	—	2	2	—	2
Issuance of common stock	1	9	—	—	—	—	9	—	9
Stock-based compensation expense	—	199	—	—	—	—	199	300	499
Revaluation of redeemable shares	—	558	—	—	—	—	558	—	558
Impact from equity transactions of non-controlling interests	—	(206)	—	—	—	—	(206)	(330)	(536)
Balances as of July 30, 2021	773	$17,510	8	$(305)	$(12,033)	$(347)	$4,825	$5,118	$9,943

	Common Stock and Capital in Excess of Par Value		Treasury Stock
Six Months Ended July 30, 2021	Issued Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Dell Technologies Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Stockholders’ Equity (Deficit)
Balances as of January 29, 2021	761	$16,849	$8	$(305)	$(13,751)	$(314)	2,479	$5,074	$7,553
Net income	—	—	—	—	1,718	—	1,718	100	1,818
Foreign currency translation adjustments	—	—	—	—	—	(140)	(140)	—	(140)
Cash flow hedges, net change	—	—	—	—	—	104	104	—	104
Pension and other post-retirement	—	—	—	—	—	3	3	—	3
Issuance of common stock	12	28	—	—	—	—	28	—	28
Stock-based compensation expense	—	365	—	—	—	—	365	569	934
Revaluation of redeemable shares	—	472	—	—	—	—	472	—	472
Impact from equity transactions of non-controlling interests	—	(204)	—	—	—	—	(204)	(625)	(829)
Balances as of July 30, 2021	773	$17,510	8	$(305)	$(12,033)	$(347)	$4,825	$5,118	$9,943
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

Basis of Presentation — The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes filed with the U.S. Securities and Exchange Commission (“SEC”) in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2022. These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company as of July 29, 2022 and January 28, 2022, the results of its operations, corresponding comprehensive income, and its statement of stockholders’ equity for the three and six months ended July 29, 2022 and July 30, 2021, and its cash flows for the six months ended July 29, 2022 and July 30, 2021.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and the accompanying Notes. Actual results could differ materially from those estimates. The results of its operations, corresponding comprehensive income, statement of stockholders’ equity for the three and six months ended July 29, 2022 and July 30, 2021, and its cash flows for the six months ended July 29, 2022 and July 30, 2021 are not necessarily indicative of the results to be expected for the full fiscal year or for any other fiscal period.

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

Secureworks — As of July 29, 2022 and January 28, 2022, the Company held approximately 82.8% and 83.9%, respectively, of the outstanding equity interest in Secureworks, excluding restricted stock awards (“RSAs”), and approximately 82.4% and 83.1%, respectively, of the equity interest, including RSAs. The portion of the results of operations of Secureworks allocable to its other owners is shown as net income (loss) attributable to the non-controlling interests in the Condensed Consolidated Statements of Income, as an adjustment to net income attributable to Dell Technologies stockholders. The non-controlling interests’ share of equity in Secureworks is reflected as a component of the non-controlling interests in the Condensed Consolidated Statements of Financial Position and was $105 million as of both July 29, 2022 and January 28, 2022.

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

In accordance with applicable accounting guidance, the results of VMware, excluding Dell Technologies' resale of VMware offerings, are presented as discontinued operations in the Condensed Consolidated Statements of Income and, as such, have been excluded from both continuing operations and segment results for the three and six months ended July 30, 2021. The Condensed Consolidated Statements of Cash Flows are presented on a consolidated basis for both continuing operations and discontinued operations. See Note 2 of the Notes to the Condensed Consolidated Financial Statements for additional information on the VMware Spin-off.

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

Other Events — During three months ended July 29, 2022, Dell Technologies recognized $189 million in costs associated with exiting the Company’s business in Russia, primarily related to asset impairments and other exit related costs.

Recently Issued Accounting Pronouncements

Accounting for Contract Assets and Contract Liabilities from Contracts with Customers — In October 2021, the Financial Accounting Standards Board (“FASB”) issued guidance which requires companies to apply Topic 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years, with early adoption permitted. Adoption of the guidance is not expected to have a material impact on the Company’s financial results.

Reference Rate Reform — In March 2020, the FASB issued guidance which provides temporary optional expedients and exceptions to GAAP guidance on contract modifications and certain hedging relationships to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate to alternative reference rates. The Company may elect to apply the amendments prospectively through December 31, 2024. Adoption of the new guidance is not expected to have a material impact on the Company’s financial results.

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

Dell Technologies determined that the VMware Spin-off, and related distributions, qualified as tax-free for U.S. federal income tax purposes, which required significant judgment by management. In making these determinations, Dell Technologies applied U.S. federal tax law to relevant facts and circumstances and obtained a favorable private letter ruling from the Internal Revenue Service, a tax opinion, and other external tax advice related to the concluded tax treatment. If the completed transactions were to fail to qualify for tax-free treatment for U.S. federal income tax purposes, the Company could be subject to significant liabilities, which could have material adverse impacts on the Company’s business, financial condition, results of operations and cash flows in future reporting periods.

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

Pursuant to the CFA, Dell Technologies continues to act as a distributor of VMware’s standalone products and services and purchases such products and services for resale to end-user customers. Dell Technologies also continues to integrate VMware’s products and services with Dell Technologies’ offerings and sell them to end users. Cash flows between Dell Technologies and VMware primarily relate to such transactions. The Company has determined that it is generally acting as principal in these arrangements. The results of such operations are classified as continuing operations within the Company’s Condensed Consolidated Statements of Income. See Note 16 of the Notes to the Condensed Consolidated Financial Statements for additional information regarding transactions between Dell Technologies and VMware.

In accordance with applicable accounting guidance, the results of VMware, excluding Dell Technologies’ resale of VMware offerings, are presented as discontinued operations in the Condensed Consolidated Statements of Income and, as such, have been excluded from both continuing operations and segment results for the three and six months ended July 30, 2021. The Condensed Consolidated Statements of Cash Flows are presented on a consolidated basis for both continuing operations and discontinued operations.

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

The following table presents key components of “Income from discontinued operations, net of income taxes” for the three and six months ended July 30, 2021:

	Three Months Ended	Six Months Ended
	July 30, 2021	July 30, 2021
	(in millions)
Net revenue	$1,931	$3,828
Cost of net revenue	(579)	(1,076)
Operating expenses	2,155	4,161
Interest and other, net	67	167
Income from discontinued operations before income taxes	288	576
Income tax expense	37	46
Income from discontinued operations, net of income taxes	$251	$530
____________________
The table above reflects the offsetting effects of historical intercompany transactions which are presented on a gross basis within continuing operations on the Condensed Consolidated Statements of Income.

The following table presents significant cash flow items from discontinued operations for the six months ended July 30, 2021 included within the Condensed Consolidated Statements of Cash Flows:

Six Months Ended
July 30, 2021
(in millions)
Depreciation and amortization	$670
Capital expenditures	$160
Stock-based compensation expense	$556

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 3 — FAIR VALUE MEASUREMENTS

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

	July 29, 2022				January 28, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

	(in millions)
Assets:
Cash and cash equivalents:
Money market funds	$1,089	$—	$—	$1,089	$3,737	$—	$—	$3,737
Marketable equity and other securities	25	—	—	25	86	—	—	86
Derivative instruments	—	634	—	634	—	253	—	253
Total assets	$1,114	$634	$—	$1,748	$3,823	$253	$—	$4,076
Liabilities:
Derivative instruments	$—	$108	$—	$108	$—	$138	$—	$138
Total liabilities	$—	$108	$—	$108	$—	$138	$—	$138

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

Deferred Compensation Plans —The Company offers deferred compensation plans for eligible employees, which allow participants to defer a portion of their compensation. Assets were the same as liabilities associated with the plans at approximately $169 million and $192 million as of July 29, 2022 and January 28, 2022, respectively, and are included in other assets and other liabilities on the Condensed Consolidated Statements of Financial Position. The net impact to the Condensed Consolidated Statements of Income is not material since changes in the fair value of the assets substantially offset changes in the fair value of the liabilities. As such, assets and liabilities associated with these plans have not been included in the recurring fair value table above.

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

As of July 29, 2022 and January 28, 2022, the Company held strategic investments in non-marketable equity and other securities of $1.3 billion and $1.4 billion, respectively. As these investments represent early-stage companies without readily determinable fair values, they are not included in the recurring fair value table above. See Note 4 of the Notes to the Condensed Consolidated Financial Statements for additional information about our strategic investments.

Carrying Value and Estimated Fair Value of Outstanding Debt — The following table presents the carrying value and estimated fair value of the Company’s outstanding debt as described in Note 7 of the Notes to the Condensed Consolidated Financial Statements, including the current portion, as of the dates indicated:

	July 29, 2022		January 28, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in billions)
Senior Notes	$16.2	$16.7	$16.1	$18.5
Legacy Notes and Debentures	$0.8	$1.0	$0.8	$1.1

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 4 — INVESTMENTS

The Company has strategic investments in equity and other securities as well as investments in fixed income debt securities. All equity and other securities as well as long-term fixed income debt securities are recorded as long-term investments in the Condensed Consolidated Statements of Financial Position. Short-term fixed income debt securities are recorded as other current assets in the Condensed Consolidated Statements of Financial Position.

As of July 29, 2022 and January 28, 2022, total investments were $1.6 billion and $1.8 billion, respectively.

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

Carrying Value of Equity and Other Securities

The following table presents the amortized cost, cumulative unrealized gains, cumulative unrealized losses, and carrying value of the Company's strategic investments in marketable and non-marketable equity securities as of the dates indicated:

	July 29, 2022				January 28, 2022
	Cost	Unrealized Gain	Unrealized Loss	Carrying Value	Cost	Unrealized Gain	Unrealized Loss	Carrying Value
	(in millions)
Marketable	$29	$22	$(26)	$25	$126	$79	$(119)	$86
Non-marketable	691	961	(385)	1,267	593	900	(52)	1,441
Total equity and other securities	$720	$983	$(411)	$1,292	$719	$979	$(171)	$1,527

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Gains and Losses on Equity and Other Securities

The following table presents unrealized gains and losses on marketable and non-marketable equity and other securities for the periods indicated:

	Three Months Ended		Six Months Ended
	July 29, 2022	July 30, 2021	July 29, 2022	July 30, 2021
	(in millions)
Marketable securities
Unrealized gain	$7	$110	$7	$126
Unrealized loss	(1)	—	(19)	(8)
Net unrealized gain (loss)	6	110	(12)	118
Non-marketable securities
Unrealized gain	51	62	72	244
Unrealized loss	(320)	(21)	(320)	(98)
Net unrealized gain (loss) (a) (b)	(269)	41	(248)	146
Net unrealized gain (loss) on equity and other securities	$(263)	$151	$(260)	$264
____________________
(a)    For the three and six months ended July 29, 2022, net unrealized losses on non-marketable securities was primarily attributable to the recognition of $310 million of impairments on equity and other securities, which was generally in line with extended public equity market declines. In evaluating these investments for impairment, the Company used inputs including pre- and post-money valuations of recent financing events and the impact of those events on its fully diluted ownership percentages, as well as other available information regarding the issuer’s historical and forecasted performance.
(b) For the three and six months ended July 30, 2021, net unrealized gains on non-marketable securities were due to upward adjustments for observable price changes offset by losses primarily attributable to downward adjustments for observable price changes.

Fixed Income Debt Securities

The Company has fixed income debt securities carried at amortized cost which are held as collateral for borrowings. The Company intends to hold the investments to maturity.

The following table summarizes the Company’s debt securities as of the dates indicated:

	July 29, 2022				January 28, 2022
	Amortized Cost	Unrealized Gains	Unrealized Loss	Carrying Value	Amortized Cost	Unrealized Gains	Unrealized Loss	Carrying Value
	(in millions)
Fixed income debt securities	$338	$34	$(83)	$289	$333	$26	$(47)	$312

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 5 — FINANCIAL SERVICES

The Company offers or arranges various financing options and services and alternative payment structures for its customers globally primarily through Dell Financial Services and its affiliates (“DFS”). The Company also arranges financing for some of its customers in various countries where DFS does not currently operate as a captive enterprise. The key activities of DFS include originating, collecting, and servicing customer financing arrangements primarily related to the purchase or use of Dell Technologies products and services. In some cases, DFS also offers financing for the purchase of third-party technology products that complement the Dell Technologies portfolio of products and services. New financing originations were $2.3 billion and $1.9 billion for the three months ended July 29, 2022 and July 30, 2021, respectively, and $4.4 billion and $3.8 billion for the six months ended July 29, 2022 and July 30, 2021, respectively.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Financing Receivables

The following table presents the components of the Company’s financing receivables segregated by portfolio segment as of the dates indicated:

	July 29, 2022			January 28, 2022
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total
	(in millions)
Financing receivables, net:
Customer receivables, gross (a)	$705	$9,638	$10,343	$750	$9,833	$10,583
Allowances for losses	(91)	(92)	(183)	(102)	(87)	(189)
Customer receivables, net	614	9,546	10,160	648	9,746	10,394
Residual interest	—	150	150	—	217	217
Financing receivables, net	$614	$9,696	$10,310	$648	$9,963	$10,611
Short-term	$614	$4,246	$4,860	$648	$4,441	$5,089
Long-term	$—	$5,450	$5,450	$—	$5,522	$5,522
____________________
(a)    Customer receivables, gross include amounts due from customers under revolving loans, fixed-term loans, fixed-term sales-type or direct financing leases, and accrued interest.

The following table presents the changes in allowance for financing receivable losses for the periods indicated:

	Three Months Ended
	July 29, 2022			July 30, 2021
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total
	(in millions)
Allowance for financing receivable losses:
Balances at beginning of period	$94	$87	$181	$139	$177	$316
Charge-offs, net of recoveries	(12)	(2)	(14)	(10)	(3)	(13)
Provision charged to income statement	9	7	16	(3)	(13)	(16)
Balances at end of period	$91	$92	$183	$126	$161	$287

	Six Months Ended
	July 29, 2022			July 30, 2021
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total
	(in millions)
Allowance for financing receivable losses:
Balances at beginning of period	$102	$87	$189	$148	$173	$321
Charge-offs, net of recoveries	(25)	(4)	(29)	(23)	(5)	(28)
Provision charged to income statement	14	9	23	1	(7)	(6)
Balances at end of period	$91	$92	$183	$126	$161	$287

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Aging

The following table presents the aging of the Company’s customer financing receivables, gross, including accrued interest, segregated by class, as of the dates indicated:

	July 29, 2022				January 28, 2022
	Current	Past Due 1 — 90 Days	Past Due >90 Days	Total	Current	Past Due 1 — 90 Days	Past Due >90 Days	Total
	(in millions)
Revolving — DPA	$472	$37	$13	$522	$520	$40	$11	$571
Revolving — DBC	164	16	3	183	158	18	3	179
Fixed-term — Consumer and Commercial	9,343	271	24	9,638	9,444	345	44	9,833
Total customer receivables, gross	$9,979	$324	$40	$10,343	$10,122	$403	$58	$10,583

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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Credit Quality

The following tables present customer receivables, gross, including accrued interest, by credit quality indicator segregated by class, as of the dates indicated:

	July 29, 2022
	Fixed-term — Consumer and Commercial
	Fiscal Year of Origination
	2023	2022	2021	2020	2019	Years Prior	Revolving — DPA	Revolving — DBC	Total
	(in millions)
Higher	$1,785	$2,347	$1,291	$578	$109	$7	$126	$46	$6,289
Mid	690	773	540	194	47	4	149	57	2,454
Lower	392	458	297	104	19	3	247	80	1,600
Total	$2,867	$3,578	$2,128	$876	$175	$14	$522	$183	$10,343

	January 28, 2022
	Fixed-term — Consumer and Commercial
	Fiscal Year of Origination
	2022	2021	2020	2019	2018	Years Prior	Revolving — DPA	Revolving — DBC	Total
	(in millions)
Higher	$3,279	$1,824	$914	$221	$25	$3	$150	$46	$6,462
Mid	1,071	751	329	94	17	—	166	57	2,485
Lower	599	450	208	42	6	—	255	76	1,636
Total	$4,949	$3,025	$1,451	$357	$48	$3	$571	$179	$10,583

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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Leases

The following table presents the net revenue, cost of net revenue, and gross margin recognized at the commencement date of sales-type leases for the periods indicated:

	Three Months Ended		Six Months Ended
	July 29, 2022	July 30, 2021	July 29, 2022	July 30, 2021
	(in millions)
Net revenue — products	$219	$194	$439	$424
Cost of net revenue — products	164	142	368	305
Gross margin — products	$55	$52	$71	$119

The following table presents the future maturity of the Company’s fixed-term customer leases and associated financing payments, and reconciles the undiscounted cash flows to the customer receivables, gross recognized on the Condensed Consolidated Statements of Financial Position as of the date indicated:

July 29, 2022
(in millions)
Fiscal 2023 (remaining six months)	$1,329
Fiscal 2024	1,950
Fiscal 2025	1,277
Fiscal 2026	659
Fiscal 2027 and beyond	217
Total undiscounted cash flows	5,432
Fixed-term loans	4,795
Revolving loans	705
Less: Unearned income	(589)
Total customer receivables, gross	$10,343

Operating Leases

The following table presents the components of the Company’s operating lease portfolio included in property, plant, and equipment, net as of the dates indicated:

	July 29, 2022	January 28, 2022
	(in millions)
Equipment under operating lease, gross	$3,202	$2,643
Less: Accumulated depreciation	(1,202)	(935)
Equipment under operating lease, net	$2,000	$1,708

The following table presents operating lease income related to lease payments and depreciation expense for the Company’s operating lease portfolio for the periods indicated:

	Three Months Ended		Six Months Ended
	July 29, 2022	July 30, 2021	July 29, 2022	July 30, 2021
	(in millions)
Income related to lease payments	$253	$167	$485	$323
Depreciation expense	$194	$127	$359	$243

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents the future payments to be received by the Company as lessor in operating lease contracts as of the date indicated:

July 29, 2022
(in millions)
Fiscal 2023 (remaining six months)	$469
Fiscal 2024	760
Fiscal 2025	512
Fiscal 2026	198
Fiscal 2027 and beyond	64
Total	$2,003

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
The following table presents DFS debt as of the dates indicated and excludes the allocated portion of the Company’s other borrowings, which represents the additional amount considered to fund the DFS business:

	July 29, 2022	January 28, 2022
DFS debt	(in millions)
DFS U.S. debt:
Asset-based financing and securitization facilities	$2,271	$3,054
Fixed-term securitization offerings	3,968	3,011
Other	117	135
Total DFS U.S. debt	6,356	6,200
DFS international debt:
Securitization facility	694	739
Other borrowings	810	785
Note payable	250	250
Dell Bank senior unsecured eurobonds	1,530	1,672
Total DFS international debt	3,284	3,446
Total DFS debt	$9,640	$9,646
Total short-term DFS debt	$5,565	$5,803
Total long-term DFS debt	$4,075	$3,843

DFS U.S. Debt

Asset-Based Financing and Securitization Facilities — The Company maintains separate asset-based financing facilities and a securitization facility in the United States, which are revolving facilities for fixed-term leases and loans and for revolving loans, respectively. This debt is collateralized solely by the U.S. loan and lease payments and associated equipment in the facilities. The debt has a variable interest rate and the duration of the debt is based on the terms of the underlying loan and lease payment streams. As of July 29, 2022, the total debt capacity related to the U.S. asset-based financing and securitization facilities was $5.0 billion. The Company enters into interest swap agreements to effectively convert a portion of this debt from a floating rate to a fixed rate. See Note 8 of the Notes to the Condensed Consolidated Financial Statements for additional information about interest rate swaps.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company’s U.S. securitization facility for revolving loans is effective through June 25, 2025. The Company’s two U.S. asset-based financing facilities for fixed-term leases and loans are effective through July 10, 2023 and June 21, 2024, respectively.

The asset-based financing and securitization facilities contain standard structural features related to the performance of the funded receivables, which include defined credit losses, delinquencies, average credit scores, and minimum collection requirements. In the event one or more of these criteria are not met and the Company is unable to restructure the facility, no further funding of receivables will be permitted and the timing of the Company’s expected cash flows from over-collateralization will be delayed. As of July 29, 2022, these criteria were met.

Fixed-Term Securitization Offerings — The Company periodically issues asset-backed debt securities under fixed-term securitization programs to private investors. The asset-backed debt securities are collateralized solely by the U.S. fixed-term leases and loans in the offerings, which are held by Special Purpose Entities (“SPEs”), as discussed below. The interest rate on these securities is fixed and ranges from 0.33% to 5.92% per annum, and the duration of these securities is based on the terms of the underlying lease and loan payment streams.

DFS International Debt

Securitization Facility — The Company maintains a securitization facility in Europe for fixed-term leases and loans. This facility is effective through December 21, 2022 and had a total debt capacity of $816 million as of July 29, 2022.

The securitization facility contains standard structural features related to the performance of the securitized receivables, which include defined credit losses, delinquencies, average credit scores, and minimum collection requirements. In the event one or more of these criteria are not met and the Company is unable to restructure the program, no further funding of receivables will be permitted and the timing of the Company’s expected cash flows from over-collateralization will be delayed. As of July 29, 2022, these criteria were met.

Other Borrowings — In connection with the Company’s international financing operations, the Company has entered into revolving structured financing debt programs related to its fixed-term lease and loan products sold in Canada, Europe, Australia, and New Zealand. The Canadian facility, which is collateralized solely by Canadian loan and lease payments and associated equipment, had a total debt capacity of $351 million as of July 29, 2022 and is effective through January 16, 2025. The European facility, which is collateralized solely by European loan and lease payments and associated equipment, had a total debt capacity of $612 million as of July 29, 2022 and is effective through December 14, 2023. The Australia and New Zealand facility, which is collateralized solely by Australia and New Zealand loan and lease payments and associated equipment, had a total debt capacity of $315 million as of July 29, 2022 and is effective through April 20, 2023.

Note Payable — On May 25, 2022, the Company entered into an unsecured credit agreement to fund receivables in Mexico. As of July 29, 2022, the aggregate principal amount of the note payable was $250 million. The note bears interest at an annual rate of 4.24% and will mature on May 31, 2024.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Variable Interest Entities

In connection with the asset-based financing facilities, securitization facilities, and fixed-term securitization offerings discussed above, the Company transfers certain U.S. and European lease and loan payments and associated equipment to SPEs that meet the definition of a VIE and are consolidated, along with the associated debt detailed above, into the Condensed Consolidated Financial Statements, as the Company is the primary beneficiary of the VIEs. The SPEs are bankruptcy-remote legal entities with separate assets and liabilities. The purpose of the SPEs is to facilitate the funding of customer loan and lease payments and associated equipment in the capital markets.

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

The following table presents the assets and liabilities held by the consolidated VIEs as of the dates indicated, which are included in the Condensed Consolidated Statements of Financial Position:

	July 29, 2022	January 28, 2022
	(in millions)
Assets held by consolidated VIEs
Other current assets	$574	$535
Financing receivables, net of allowance
Short-term	$3,313	$3,368
Long-term	$3,181	$3,141
Property, plant, and equipment, net	$1,069	$945
Liabilities held by consolidated VIEs
Debt, net of unamortized debt issuance costs
Short-term	$4,469	$4,560
Long-term	$2,450	$2,235

Lease and loan payments and associated equipment transferred via securitization through SPEs were $1.2 billion and $1.3 billion for the three months ended July 29, 2022 and July 30, 2021, respectively, and $2.9 billion and $2.7 billion for the six months ended July 29, 2022 and July 30, 2021, respectively.

Customer Receivable Sales

To manage certain concentrations of customer credit exposure, the Company may sell selected fixed-term customer receivables to unrelated third parties on a periodic basis, without recourse. The amount of customer receivables sold for this purpose was $425 million and $101 million for the six months ended July 29, 2022 and July 30, 2021, respectively. The Company’s continuing involvement in these customer receivables is primarily limited to servicing arrangements.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 6 — LEASES

The Company enters into leasing transactions in which the Company is the lessee. These lease contracts are typically classified as operating leases. The Company’s lease contracts are generally for office buildings used to conduct its business, and the determination of whether such contracts contain leases generally does not require significant estimates or judgments. The Company also leases certain global logistics warehouses, employee vehicles, and equipment. As of July 29, 2022, the remaining terms of the Company’s leases range from less than one month to approximately ten years. As of July 29, 2022 and January 28, 2022, there were no material finance leases for which the Company was a lessee.

The Company also enters into leasing transactions in which the Company is the lessor, primarily through customer financing arrangements offered through DFS. DFS originates leases that are primarily classified as either sales-type leases or operating leases. See Note 5 of the Notes to the Condensed Consolidated Financial Statements for more information on the Company’s lessor arrangements.

The following table presents components of lease costs included in the Condensed Consolidated Statements of Income for the periods indicated:

	Three Months Ended		Six Months Ended
	July 29, 2022	July 30, 2021	July 29, 2022	July 30, 2021
	(in millions)
Operating lease costs	$68	$86	$140	$180
Variable costs	23	21	48	47
Total lease costs	$91	$107	$188	$227

During the six months ended July 29, 2022 and July 30, 2021, sublease income, finance lease costs, and short-term lease costs were immaterial.

The following table presents supplemental information related to operating leases included in the Condensed Consolidated Statements of Financial Position as of the dates indicated:

	Classification	July 29, 2022	January 28, 2022
		(in millions, except for term and discount rate)
Operating lease right-of-use assets	Other non-current assets	$784	$871

Current operating lease liabilities	Accrued and other current liabilities	$263	$287
Non-current operating lease liabilities	Other non-current liabilities	640	720
Total operating lease liabilities		$903	$1,007

Weighted-average remaining lease term (in years)		5.28	5.51
Weighted-average discount rate		3.15%	3.01%

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents supplemental cash flow information related to leases for the periods indicated:

	Six Months Ended
	July 29, 2022	July 30, 2021
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities — operating cash outflows from operating leases (a)	$156	$257

Right-of-use assets obtained in exchange for new operating lease liabilities	$103	$115
____________________
(a) Cash paid for amounts included in the measurement of lease liabilities - operating cash outflows from operating leases from discontinued operations was $92 million for the six months ended July 30, 2021.

The following table presents the future maturity of the Company’s operating lease liabilities under non-cancelable leases and reconciles the undiscounted cash flows for these leases to the lease liability recognized on the Condensed Consolidated Statements of Financial Position as of the date indicated:

July 29, 2022
(in millions)
Fiscal 2023 (remaining six months)	$133
Fiscal 2024	233
Fiscal 2025	169
Fiscal 2026	132
Fiscal 2027	104
Thereafter	209
Total lease payments	980
Less: Imputed interest	(77)
Total	$903
Current operating lease liabilities	$263
Non-current operating lease liabilities	$640

As of July 29, 2022, the Company’s undiscounted operating leases that had not yet commenced were immaterial.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 7 — DEBT

The following table summarizes the Company’s outstanding debt as of the dates indicated:

	July 29, 2022	January 28, 2022
	(in millions)
Senior Notes:
5.45% due June 2023	$1,000	$1,000
4.00% due July 2024	1,000	1,000
5.85% due July 2025	1,000	1,000
6.02% due June 2026	4,500	4,500
4.90% due October 2026	1,750	1,750
6.10% due July 2027	500	500
5.30% due October 2029	1,750	1,750
6.20% due July 2030	750	750
8.10% due July 2036	1,000	1,000
3.38% due December 2041	1,000	1,000
8.35% due July 2046	800	800
3.45% due December 2051	1,250	1,250
Legacy Notes and Debentures:
7.10% due April 2028	300	300
6.50% due April 2038	388	388
5.40% due September 2040	264	264
DFS Debt (Note 5)	9,640	9,646
Other	311	337
Total debt, principal amount	$27,203	$27,235
Unamortized discount, net of unamortized premium	(128)	(134)
Debt issuance costs	(141)	(147)
Total debt, carrying value	$26,934	$26,954
Total short-term debt, carrying value	$6,647	$5,823
Total long-term debt, carrying value	$20,287	$21,131

Commercial Paper Program

On July 18, 2022, the Company established a commercial paper program under which the Company may issue unsecured notes in a maximum aggregate face amount of $5.0 billion outstanding at any time, with maturities up to 397 days from the date of issue. The notes will be sold on customary terms in the U.S. commercial paper market on a private placement basis. The proceeds of the notes will be used for general corporate purposes. As of July 29, 2022, the Company had no outstanding borrowings under the commercial paper program. Subsequent to July 29, 2022, the Company issued and subsequently repaid notes under this program.

Outstanding Debt

Senior Notes — The Company completed private offerings of multiple series of senior notes which were issued on June 1, 2016, June 22, 2016, March 20, 2019, April 9, 2020, and December 13, 2021 in aggregate principal amounts of $20.0 billion, $3.3 billion, $4.5 billion, $2.3 billion, and $2.3 billion respectively (together with the registered senior notes subsequently issued in exchange, the “Senior Notes”). Interest on these borrowings is payable semiannually.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

In June 2021, Dell International L.L.C. and EMC Corporation, wholly-owned subsidiaries of Dell Technologies Inc. and issuers of the Senior Notes (the “Issuers”), completed offers to exchange any and all outstanding Senior Notes issued on June 1, 2016, March 20, 2019, and April 9, 2020 for senior notes registered under the Securities Act of 1933 having terms substantially identical to the terms of the outstanding Senior Notes. The Issuers issued $18.4 billion aggregate principal amount of registered Senior Notes in exchange for the same aggregate principal amount of unregistered Senior Notes. The aggregate principal amount of unregistered Senior Notes remaining outstanding following the settlement of the exchange offers was approximately $0.1 billion.

Legacy Notes and Debentures — The Company has outstanding unsecured notes and debentures (collectively, the “Legacy Notes and Debentures”) that were issued by Dell Inc. (“Dell”), a wholly-owned subsidiary of Dell Technologies Inc., prior to the acquisition of Dell by Dell Technologies Inc. in the going-private transaction that closed in October 2013. Interest on these borrowings is payable semiannually.

DFS Debt — See Note 5 and Note 8 of the Notes to the Condensed Consolidated Financial Statements, respectively, for discussion of DFS debt and the interest rate swap agreements that hedge a portion of that debt.

2021 Revolving Credit Facility — The Company’s revolving credit facility, which was entered into on November 1, 2021 (the “2021 Revolving Credit Facility”), matures on November 1, 2026. This facility provides the Company with revolving commitments in an aggregate principal amount of $5.0 billion for general corporate purposes, including liquidity support for the Company’s commercial paper program, and includes a letter of credit sub-facility of up to $0.5 billion and a swing-line loan sub-facility of up to $0.5 billion. The 2021 Revolving Credit Facility also allows the Company to obtain incremental additional commitments on one or more occasions in minimum amounts of $10 million.

Borrowings under the 2021 Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin plus, at the borrowers’ option, either (a) the specified London Interbank Offered Rate (“LIBOR”) or (b) a base rate. The margin applicable to LIBOR and base rate borrowings varies based upon the Company’s existing date ratings. The base rate is calculated based upon the greatest of the specified prime rate, the specified federal reserve bank rate, or LIBOR plus 1%.

The borrowers may voluntarily repay outstanding loans under the 2021 Revolving Credit Facility at any time without premium or penalty, other than customary breakage costs.

As of July 29, 2022, available borrowings under the 2021 Revolving Credit Facility totaled $5.0 billion.

Covenants — The credit agreement governing the 2021 Revolving Credit Facility and the indentures governing the Senior Notes and the Legacy Notes and Debentures impose various limitations, subject to exceptions, on creating certain liens and entering into sale and lease-back transactions. The foregoing credit agreement and indentures contain customary events of default, including failure to make required payments, failure to comply with covenants, and the occurrence of certain events of bankruptcy and insolvency. The 2021 Revolving Credit Facility is also subject to an interest coverage ratio covenant that is tested at the end of each fiscal quarter with respect to the Company’s preceding four fiscal quarters. The Company was in compliance with this financial covenant as of July 29, 2022.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Aggregate Future Maturities

The following table presents the aggregate future maturities of the Company’s debt as of July 29, 2022 for the periods indicated:

	Maturities by Fiscal Year
	2023 (remaining six months)	2024	2025	2026	2027	Thereafter	Total
	(in millions)
Senior Notes	$—	$1,000	$1,000	$1,000	$6,250	$7,050	$16,300
Legacy Notes and Debentures	—	—	—	—	—	952	952
DFS Debt	3,538	3,027	2,245	263	565	2	9,640
Other	21	161	107	20	1	1	311
Total maturities, principal amount	3,559	4,188	3,352	1,283	6,816	8,005	27,203
Associated carrying value adjustments	(3)	(7)	(10)	(8)	(54)	(187)	(269)
Total maturities, carrying value amount	$3,556	$4,181	$3,342	$1,275	$6,762	$7,818	$26,934

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

During three and six months ended July 29, 2022 and July 30, 2021, the Company did not discontinue any cash flow hedges related to foreign exchange contracts that had a material impact on the Company’s results of operations due to the probability that the forecasted cash flows would not occur.

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

The Company utilizes cross-currency amortizing swaps to hedge the currency and interest rate risk exposure associated with the European securitization program.  The cross-currency swaps combine a Euro-based interest rate swap with a British Pound or U.S. Dollar foreign exchange forward contract in which the Company pays a fixed or floating British Pound or U.S. Dollar amount and receives a fixed or floating amount in Euros linked to the one-month Euribor.  The notional value of the swaps amortizes in line with the expected cash flows and run-off of the securitized assets.  The swaps are not designated for hedge accounting and expire within five years or less.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Derivative Instruments

The following table presents the notional amounts of outstanding derivative instruments as of the dates indicated:

	July 29, 2022	January 28, 2022
	(in millions)
Foreign exchange contracts:
Designated as cash flow hedging instruments	$8,653	$7,879
Non-designated as hedging instruments	6,470	8,713
Total	$15,123	$16,592
Interest rate contracts:
Non-designated as hedging instruments	$5,637	$6,715

The following tables present the effect of derivative instruments designated as hedging instruments on the Condensed Consolidated Statements of Financial Position and the Condensed Consolidated Statements of Income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in Accumulated OCI, Net of Tax, on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income
	(in millions)		(in millions)
For the three months ended July 29, 2022
		Total net revenue	$307
Foreign exchange contracts	$166	Total cost of net revenue	(1)
Interest rate contracts	—	Interest and other, net	—
Total	$166		$306

For the three months ended July 30, 2021
		Total net revenue	$(7)
Foreign exchange contracts	$65	Total cost of net revenue	(7)
Interest rate contracts	—	Interest and other, net	—
Total	$65	Income from discontinued operations	$1
		Total	$(13)

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in Accumulated OCI, Net of Tax, on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income
	(in millions)		(in millions)
For the six months ended July 29, 2022
		Total net revenue	430
Foreign exchange contracts	538	Total cost of net revenue	(28)
Interest rate contracts	—	Interest and other, net	—
Total	$538	Total	$402

For the six months ended July 30, 2021
		Total net revenue	$(37)
Foreign exchange contracts	$64	Total cost of net revenue	(5)
Interest rate contracts	—	Interest and other, net	—
Total	$64	Income from discontinued operations	$2
		Total	$(40)

The following table presents the effect of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Income as of the dates indicated:

	Three Months Ended		Six Months Ended
	July 29, 2022	July 30, 2021	July 29, 2022	July 30, 2021	Location of Gain (Loss) Recognized
	(in millions)
Foreign exchange contracts	$(74)	$(143)	$(305)	$(172)	Interest and other, net
Interest rate contracts	1	(4)	18	(3)	Interest and other, net
Foreign exchange contracts	—	10	—	15	Income from discontinued operations
Total	$(73)	$(137)	$(287)	$(160)

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company presents its foreign exchange derivative instruments on a net basis in the Condensed Consolidated Statements of Financial Position due to the right of offset by its counterparties under master netting arrangements. The following tables present the fair value of those derivative instruments presented on a gross basis as of the dates indicated:

	July 29, 2022
	Other Current Assets	Other Non- Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value
	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange contracts in an asset position	$255	$—	$20	$—	$275
Foreign exchange contracts in a liability position	(14)	—	(5)	—	(19)
Net asset	241	—	15	—	256
Derivatives not designated as hedging instruments:
Foreign exchange contracts in an asset position	673	1	68	—	742
Foreign exchange contracts in a liability position	(368)	—	(124)	(4)	(496)
Interest rate contracts in an asset position	5	82	—	—	87
Interest rate contracts in a liability position	—	—	(1)	(62)	(63)
Net asset (liability)	310	83	(57)	(66)	270
Total derivatives at fair value	$551	$83	$(42)	$(66)	$526

	January 28, 2022
	Other Current Assets	Other Non- Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value
	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange contracts in an asset position	$135	$—	$50	$—	$185
Foreign exchange contracts in a liability position	(5)	—	(8)	—	(13)
Net asset	130	—	42	—	172
Derivatives not designated as hedging instruments:
Foreign exchange contracts in an asset position	280	2	106	—	388
Foreign exchange contracts in a liability position	(189)	—	(244)	(5)	(438)
Interest rate contracts in an asset position	—	30	—	—	30
Interest rate contracts in a liability position	—	—	—	(37)	(37)
Net asset (liability)	91	32	(138)	(42)	(57)
Total derivatives at fair value	$221	$32	$(96)	$(42)	$115

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following tables present the gross amounts of the Company’s derivative instruments, amounts offset due to master netting agreements with the Company’s counterparties, and the net amounts recognized in the Condensed Consolidated Statements of Financial Position as of the dates indicated:

	July 29, 2022
	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ (Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount of Assets/ (Liabilities) Recognized in the Statement of Financial Position
				Financial Instruments	Cash Collateral Received or Pledged
	(in millions)
Derivative instruments:
Financial assets	$1,104	$(470)	$634	$—	$—	$634
Financial liabilities	(578)	470	(108)	—	48	(60)
Total derivative instruments	$526	$—	$526	$—	$48	$574

	January 28, 2022
	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ (Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount of Assets/ (Liabilities) Recognized in the Statement of Financial Position
				Financial Instruments	Cash Collateral Received or Pledged
	(in millions)
Derivative instruments:
Financial assets	$603	$(350)	$253	$—	$—	$253
Financial liabilities	(488)	350	(138)	—	24	(114)
Total derivative instruments	$115	$—	$115	$—	$24	$139

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

The following table presents goodwill allocated to the Company’s reportable segments and changes in the carrying amount of goodwill as of the dates indicated:

	Infrastructure Solutions Group	Client Solutions Group	Other Businesses	Total
	(in millions)
Balances as of January 28, 2022	$15,106	$4,237	$427	$19,770
Impact of foreign currency translation and other	(260)	(5)	—	(265)
Balances as of July 29, 2022	$14,846	$4,232	$427	$19,505

Intangible Assets

The following table presents the Company’s intangible assets as of the dates indicated:

	July 29, 2022			January 28, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(in millions)
Customer relationships	$16,956	$(14,205)	$2,751	$16,956	$(13,938)	$3,018
Developed technology	9,633	(8,609)	1,024	9,635	(8,405)	1,230
Trade names	885	(773)	112	885	(757)	128
Definite-lived intangible assets	27,474	(23,587)	3,887	27,476	(23,100)	4,376
Indefinite-lived trade names	3,085	—	3,085	3,085	—	3,085
Total intangible assets	$30,559	$(23,587)	$6,972	$30,561	$(23,100)	$7,461

Amortization expense related to definite-lived intangible assets was $244 million and $442 million for the three months ended July 29, 2022 and July 30, 2021, respectively, and $487 million and $887 million for the six months ended July 29, 2022 and July 30, 2021, respectively. There were no material impairment charges related to intangible assets during the three or six months ended July 29, 2022 and July 30, 2021.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents the estimated future annual pre-tax amortization expense of definite-lived intangible assets as of the date indicated:

July 29, 2022
(in millions)
Fiscal 2023 (remaining six months)	$488
Fiscal 2024	776
Fiscal 2025	607
Fiscal 2026	474
Fiscal 2027	361
Thereafter	1,181
Total	$3,887

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

The fair value of the indefinite-lived trade names is generally estimated using discounted cash flow methodologies. These methodologies require significant judgment, including estimation of future revenue, the estimation of the long-term revenue growth rate of the Company’s business and the determination of the Company’s weighted average cost of capital and royalty rates. Changes in these estimates and assumptions could materially affect the fair value of the indefinite-lived intangible assets, potentially resulting in a non-cash impairment charge.

Based on the results of the annual impairment test performed during the fiscal year ended January 28, 2022, the fair values of each of the reporting units exceeded their carrying values. The Company did not recognize any material impairments during the six months ended July 29, 2022.

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

The following table presents the changes in the Company’s deferred revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	July 29, 2022	July 30, 2021	July 29, 2022	July 30, 2021
	(in millions)
Deferred revenue:
Deferred revenue at beginning of period	$27,403	$26,282	$27,573	$25,592
Revenue deferrals	5,572	5,281	10,547	10,560
Revenue recognized	(4,950)	(4,740)	(9,930)	(9,329)
Other (a)	—	(155)	(165)	(155)
Deferred revenue at end of period	$28,025	$26,668	$28,025	$26,668
Short-term deferred revenue	$14,724	$13,765	$14,724	$13,765
Long-term deferred revenue	$13,301	$12,903	$13,301	$12,903
____________________
(a)    For the six months ended July 29, 2022, Other represents the reclassification of deferred revenue to accrued and other liabilities. For the three and six months ended July 30, 2021, Other consists of divested deferred revenue from the sale of Boomi.

Remaining Performance Obligations — Remaining performance obligations represent the aggregate amount of the transaction price allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include deferred revenue plus unbilled amounts not yet recorded in deferred revenue. The value of the transaction price allocated to remaining performance obligations as of July 29, 2022 was approximately $41 billion. The Company expects to recognize approximately 61% of remaining performance obligations as revenue in the next twelve months, and the remainder thereafter.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Purchase Obligations

The Company has contractual obligations to purchase goods or services, which specify significant terms (including fixed or minimum quantities to be purchased), fixed, minimum, or variable price provisions; and the approximate timing of the transaction. As of July 29, 2022, such purchase obligations were $4.0 billion, $0.5 billion, and $0.8 billion for the remaining six months of Fiscal 2023, Fiscal 2024, and Fiscal 2025 and thereafter, respectively.

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

Class Actions Related to VMware, Inc.’s Acquisition of Pivotal Software, Inc. — Two purported stockholders brought putative class action complaints arising out of VMware, Inc.’s acquisition of Pivotal Software, Inc. (“Pivotal”) on December 30, 2019. The two actions were consolidated in the Delaware Chancery Court into In re: Pivotal Software, Inc. Stockholders Litigation (Civil Action No. 2020-0440-KSJM). The complaint names as defendants the Company, VMware, Inc., Michael S. Dell, and certain officers of Pivotal. The plaintiffs generally allege that the defendants breached their fiduciary duties to the former holders of Pivotal Class A Common Stock in connection with VMware, Inc.’s acquisition of Pivotal by allegedly causing Pivotal to enter into a transaction that favored the interests of Pivotal’s controlling stockholders at the expense of such former stockholders. The parties have reached an agreement to settle the litigation and are seeking the court’s approval of the settlement.

Other Litigation — Dell does not currently anticipate that any of the other various legal proceedings it is involved in will have a material adverse effect on its business, financial condition, results of operations, or cash flows.

In accordance with the relevant accounting guidance, the Company provides disclosures of matters where it is at least reasonably possible that the Company could experience a material loss exceeding the amounts already accrued for these or other proceedings or matters. In addition, the Company also discloses matters based on its consideration of other matters and qualitative factors, including the experience of other companies in the industry, and investor, customer, and employee relations considerations. As of July 29, 2022, the Company does not believe there is a reasonable possibility that a material loss exceeding the amounts already accrued for these or other proceedings or matters has been incurred. However, since the ultimate resolution of any such proceedings and matters is inherently unpredictable, the Company’s business, financial condition, results of operations, or cash flows could be materially affected in any particular period by unfavorable outcomes in one or more of these proceedings or matters. Whether the outcome of any claim, suit, assessment, investigation, or legal proceeding, individually or collectively, could have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows will depend on a number of factors, including the nature, timing, and amount of any associated expenses, amounts paid in settlement, damages, or other remedies or consequences.

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

Under the Separation and Distribution Agreement described in Note 2 of the Notes to the Condensed Consolidated Financial Statements, Dell Technologies has agreed to indemnify VMware, Inc., each of its subsidiaries and each of their respective directors, officers, and employees from and against all liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to Dell Technologies as part of the separation of Dell Technologies and VMware and their respective businesses as a result of the VMware Spin-off (the “Separation”). VMware similarly has agreed to indemnify Dell Technologies Inc., each of its subsidiaries and each of their respective directors, officers, and employees from and against all liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to VMware as part of the Separation. Dell Technologies expects VMware to fully perform under the terms of the Separation and Distribution Agreement.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 12 — INCOME AND OTHER TAXES

For the three months ended July 29, 2022, the Company’s effective income tax rate was 20.3% on pre-tax income of $0.6 billion compared to 13.2% on pre-tax income of $0.7 billion for the three months ended July 30, 2021. For the six months ended July 29, 2022, the Company’s effective income tax rate was 14.8% on pre-tax income of $1.8 billion compared to 9.6% on pre-tax income of $1.4 billion for the six months ended July 30, 2021. For both the three and six months ended July 29, 2022, the changes in the Company’s effective tax rates were primarily attributable to changes in discrete tax items. Other increases to the Company’s effective income tax rates were primarily driven by a change in the jurisdictional mix of income and higher U.S. tax on foreign operations, the effects of which were partially offset by higher benefits from foreign tax credits.

Higher U.S. tax on foreign operations is attributable to the capitalization of research and development costs. Under the Tax Cuts and Jobs Act, which was enacted on December 22, 2017, research and development costs incurred for tax years beginning after December 31, 2021 must be capitalized and amortized ratably over five or 15 years for tax purposes, depending on where the research activities are conducted. The effective income tax rate for future quarters of Fiscal 2023 may be impacted by actions taken by the U.S. government to defer or repeal this provision, as well as by the actual mix of jurisdictions in which income is generated and the impact of any discrete tax items.

The differences between the estimated effective income tax rates and the U.S. federal statutory rate of 21% principally result from the Company’s geographical distribution of income, differences between the book and tax treatment of certain items, and discrete tax items. In certain jurisdictions, the Company’s tax rate is significantly less than the applicable statutory rate as a result of tax holidays. The majority of the Company’s foreign income that is subject to these tax holidays and lower tax rates is attributable to Singapore and China. A significant portion of these income tax benefits relate to a tax holiday that will be effective until January 31, 2029. The Company’s other tax holidays will expire in whole or in part during fiscal years 2030 through 2031. Many of these tax holidays and reduced tax rates may be extended when certain conditions are met or may be terminated early if certain conditions are not met. As of July 29, 2022, the Company was not aware of any matters of non-compliance related to these tax holidays.

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

Judgment is required in evaluating the Company’s uncertain tax positions and determining the Company’s provision for income taxes. The unrecognized tax benefits were $1.2 billion as of both July 29, 2022 and January 28, 2022, and are included in other non-current liabilities in the Condensed Consolidated Statements of Financial Position. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

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

The following table presents changes in accumulated other comprehensive income (loss), net of tax, by the following components as of the dates indicated:

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Pension and Other Postretirement Plans	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balances as of January 28, 2022	$(526)	$129	$(34)	$(431)
Other comprehensive income (loss) before reclassifications	(424)	538	13	127
Amounts reclassified from accumulated other comprehensive income (loss)	—	(402)	—	(402)
Total change for the period	(424)	136	13	(275)
Less: Change in comprehensive loss attributable to non-controlling interests	(1)	—	—	(1)
Balances as of July 29, 2022	$(949)	$265	$(21)	$(705)

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents reclassifications out of accumulated other comprehensive income (loss), net of tax, to net income for the periods indicated:

	Three Months Ended
	July 29, 2022			July 30, 2021
	Cash Flow Hedges	Pensions	Total	Cash Flow Hedges	Pensions	Total
	(in millions)
Total reclassifications, net of tax:
Net revenue	$307	$—	$307	$(7)	$—	$(7)
Cost of net revenue	(1)	—	(1)	(7)	—	(7)
Operating expenses	—	—	—	—	(2)	(2)
Income from discontinued operations	—	—	—	1	—	1
Total reclassifications, net of tax	$306	$—	$306	$(13)	$(2)	$(15)

	Six Months Ended
	July 29, 2022			July 30, 2021
	Cash Flow Hedges	Pensions	Total	Cash Flow Hedges	Pensions	Total
	(in millions)
Total reclassifications, net of tax:
Net revenue	$430	$—	$430	$(37)	$—	$(37)
Cost of net revenue	(28)	—	(28)	(5)	—	(5)
Operating expenses	—	—	—	—	(2)	(2)
Income from discontinued operations	—	—	—	2	—	2
Total reclassifications, net of tax	$402	$—	$402	$(40)	$(2)	$(42)

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 14 — CAPITALIZATION

The following table presents the Company’s authorized, issued, and outstanding common stock as of the dates indicated:

	Authorized	Issued	Outstanding
	(in millions)
Common stock as of July 29, 2022
Class A	600	379	379
Class B	200	95	95
Class C	7,900	322	260
Class D	100	—	—
	8,800	796	734

Common stock as of January 28, 2022
Class A	600	379	379
Class B	200	95	95
Class C	7,900	303	283
Class D	100	—	—
Class V	343	—	—
	9,143	777	757

On June 29, 2022, the authorized capital stock provisions of the Company’s certificate of incorporation were amended to eliminate the Class V Common Stock as the fifth authorized series of Dell Technologies common stock. In connection with the elimination of authorized Class V Common Stock, the Company’s certificate of incorporation also was amended to decrease by 343 million shares the total number of shares of common stock which Dell Technologies is authorized to issue.

Preferred Stock

The Company is authorized to issue one million shares of preferred stock, par value $0.01 per share. As of July 29, 2022 and January 28, 2022, no shares of preferred stock were issued or outstanding.

Common Stock

Dell Technologies Common Stock — The Class A Common Stock, the Class B Common Stock, the Class C Common Stock, and the Class D Common Stock are collectively referred to as Dell Technologies Common Stock. The par value for all series of Dell Technologies Common Stock is $0.01 per share. The Class A Common Stock, the Class B Common Stock, the Class C Common Stock, and the Class D Common Stock share equally in dividends declared or accumulated and have equal participation rights in undistributed earnings.

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

During the six months ended July 29, 2022, there were no conversions of shares of Class A or Class B Common Stock into shares of Class C Common Stock.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Dividends

On February 24, 2022, the Company announced that its Board of Directors has adopted a dividend policy under which the Company intends to pay quarterly cash dividends on its common stock at an initial rate of $0.33 per share per fiscal quarter.

The Company paid the following dividends during the six months ended July 29, 2022:

Declaration Date	Record Date	Payment Date	Dividend per Share	Amount (in millions)
February 24, 2022	April 20, 2022	April 29, 2022	$0.33	$248
June 7, 2022	July 20, 2022	July 29, 2022	$0.33	$242

Repurchases of Common Stock

Effective as of September 23, 2021, the Company’s Board of Directors terminated the Company’s previous stock repurchase program and approved a new stock repurchase program under which the Company is authorized to repurchase up to $5 billion of shares of the Company’s Class C Common Stock with no established expiration date. During the six months ended July 29, 2022, the Company repurchased approximately 42 million shares of Class C Common Stock for a total purchase price of approximately $2.1 billion.

The above repurchases of Class C Common Stock exclude shares withheld from stock awards to settle employee tax withholding obligations related to the vesting of such awards.

The Company did not repurchase any shares of Class C Common Stock during the six months ended July 30, 2021 under the previous stock repurchase program.

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

The following table presents basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Six Months Ended
	July 29, 2022	July 30, 2021	July 29, 2022	July 30, 2021
Earnings per share attributable to Dell Technologies Inc. - basic
Continuing operations	$0.69	$0.83	$2.12	$1.70
Discontinued operations	$—	$0.26	$—	$0.56

Earnings per share attributable to Dell Technologies Inc. — diluted
Continuing operations	$0.68	$0.80	$2.06	$1.65
Discontinued operations	$—	$0.25	$—	$0.53

The following table presents the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Six Months Ended
	July 29, 2022	July 30, 2021	July 29, 2022	July 30, 2021
	(in millions)
Numerator: Continuing operations
Net income attributable to Dell Technologies Inc. from continuing operations - basic and diluted	$511	$631	$1,583	$1,291

Numerator: Discontinued operations
Income from discontinued operations, net of income taxes - basic	$—	$200	$—	$427
Incremental dilution from VMware, Inc. (a)	—	(3)	—	(5)
Income from discontinued operations, net of income taxes, attributable to Dell Technologies Inc. - diluted	$—	$197	$—	$422

Denominator: Dell Technologies Common Stock weighted-average shares outstanding
Weighted-average shares outstanding — basic	739	763	746	760
Dilutive effect of options, restricted stock units, restricted stock, and other	16	23	22	24
Weighted-average shares outstanding — diluted	755	786	768	784
Weighted-average shares outstanding — antidilutive	15	—	8	—
____________________
(a)    The incremental dilution from VMware, Inc. represents the impact of VMware, Inc.’s dilutive securities on diluted earnings per share of Dell Technologies Common Stock, and is calculated by multiplying the difference between VMware, Inc.’s basic and diluted earnings (loss) per share by the number of shares of VMware, Inc. common stock held by the Company before the VMware Spin-off.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 16 — RELATED PARTY TRANSACTIONS

VMware is considered to be a related party of the Company as a result of Michael Dell’s ownership interest in both Dell Technologies and VMware as well as Mr. Dell’s continued service as Chairman and Chief Executive Officer of Dell Technologies and as Chairman of the Board of VMware, Inc. See Note 1 and Note 2 of the Notes to the Condensed Consolidated Financial Statements for more information about the VMware Spin-off.

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

•Dell Technologies procures products and services from VMware for its internal use. For the three and six months ended July 29, 2022 and July 30, 2021, costs incurred associated with products and services purchased from VMware for internal use were immaterial.

•Dell Technologies sells and leases products and sells services to VMware. For the three and six months ended July 29, 2022 and July 30, 2021, revenue recognized from sales of services to VMware was immaterial.

•Dell Technologies and VMware also enter into joint marketing, sales, and branding arrangements, for which both parties may incur costs. For the three and six months ended July 29, 2022 and July 30, 2021, consideration received from VMware for joint marketing, sales, and branding arrangements was immaterial.

•DFS provides financing to certain VMware end users. Upon acceptance of the financing arrangement by both VMware’s end users and DFS, DFS recognizes amounts due to related parties on the Condensed Consolidated Statements of Financial Position. Associated financing fees are recorded to product net revenue on the Condensed Consolidated Statements of Income.

•Dell Technologies and VMware enter into agreements to collaborate on technology projects in which one party pays the corresponding party for services or the reimbursement of costs. For the three and six months ended July 29, 2022 and July 30, 2021, collaborative technology projects were immaterial.

•Dell Technologies provides support services and support from Dell Technologies personnel to VMware in certain geographic regions where VMware does not have an established legal entity. These employees are managed by VMware but Dell Technologies incurs the costs for these such services. The costs incurred by Dell Technologies on VMware’s behalf to these employees are charged to VMware. For the three and six months ended July 29, 2022 and July 30, 2021, costs associated with such seconded employees were immaterial.

•Dell Technologies and VMware entered into a transition services agreement in connection with the VMware Spin-off to provide various support services including investment advisory services, certain support services from Dell Technologies personnel, and other transitional services. Costs associated with this agreement were immaterial for the three and six months ended July 29, 2022.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents information about the impact of Dell Technologies’ related party transactions with VMware on the Condensed Consolidated Statements of Income for the periods indicated:

		Three Months Ended		Six Months Ended
	Classification	July 29, 2022	July 30, 2021	July 29, 2022	July 30, 2021
		(in millions)
Sales and leases of products to VMware	Net revenue - products	$35	$31	$81	$78
Purchase of VMware products for resale	Cost of net revenue - products	$426	$387	$681	$706
Purchase of VMware services for resale	Cost of net revenue - services	$762	$616	$1,471	$1,194

The following table presents information about the impact of Dell Technologies’ related party transactions with VMware on the Condensed Consolidated Statements of Financial Position for the periods indicated:

	Classification	July 29, 2022	January 28, 2022
		(in millions)
Deferred costs related to VMware products and services for resale	Other current assets	$2,652	$2,571
Deferred costs related to VMware products and services for resale	Other non-current assets	$2,166	$2,311

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

Net receipts from VMware pursuant to the Tax Agreements were immaterial during the three and six months ended July 29, 2022 and July 30, 2021, and primarily relate to VMware’s portion of the Transition Tax, federal income taxes on Dell Technologies’ consolidated tax return, and state tax payments for combined states.

As a result of the activity under the Tax Agreements with VMware, amounts due from VMware were $570 million and $621 million as of July 29, 2022 and January 28, 2022, respectively, primarily related to VMware’s estimated tax obligation resulting from the Transition Tax. The 2017 Tax Cuts and Jobs Act included a deferral election for an eight-year installment payment method on the Transition Tax. Dell Technologies expects VMware to pay the remainder of its Transition Tax over a period of three years.

Indemnification — Upon consummation of the VMware Spin-off, Dell Technologies recorded net income tax indemnification receivables from VMware related to certain income tax liabilities for which Dell Technologies is jointly and severally liable, but for which it is indemnified by VMware under the Tax Matters Agreement. The amounts that VMware may be obligated to pay Dell Technologies could vary depending on the outcome of certain unresolved tax matters, which may not be resolved for several years. The net receivable as of July 29, 2022 and January 28, 2022 was $154 million and$144 million, respectively.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Due To/From Related Party

The following table presents amounts due to and from VMware as of the dates indicated:

	July 29, 2022	January 28, 2022
	(in millions)
Due from related party, net, current (a)	$195	$131
Due from related party, net, non-current (b)	$609	$710
Due to related party, current (c)	$1,269	$1,414
____________________
(a)    Amounts due from related party, current consists of amounts due from VMware, inclusive of current net tax receivables from VMware under the Tax Agreements. Amounts, excluding tax, are generally settled in cash within 60 days of each quarter-end.
(b) Amounts due from related party, non-current consists of non-current portion of net receivables from VMware under the Tax Agreements.
(c) Amounts due to related party, current includes amounts due to VMware which are generally settled in cash within 60 days of each quarter-end.

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

CSG includes sales to commercial and consumer customers of branded hardware (such as desktops, workstations, and notebooks) and branded peripherals (such as displays, docking stations, and other electronics), as well as services and third-party software and peripherals. CSG also offers attached software, peripherals, and services, including support and deployment, configuration, and extended warranty services.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents a reconciliation of net revenue by the Company’s reportable segments to the Company’s consolidated net revenue as well as a reconciliation of segment operating income to the Company’s consolidated operating income for the periods indicated:

	Three Months Ended		Six Months Ended
	July 29, 2022	July 30, 2021	July 29, 2022	July 30, 2021
	(in millions)
Consolidated net revenue:
Infrastructure Solutions Group	$9,536	$8,550	$18,821	$16,583
Client Solutions Group	15,490	14,268	31,077	27,579
Reportable segment net revenue	25,026	22,818	49,898	44,162
Other businesses (a)	1,399	1,378	2,638	2,630
Unallocated transactions (b)	—	3	5	5
Impact of purchase accounting (c)	—	(8)	—	(16)
Total consolidated net revenue	$26,425	$24,191	$52,541	$46,781

Consolidated operating income:
Infrastructure Solutions Group	$1,046	$962	$2,128	$1,740
Client Solutions Group	978	986	2,093	2,066
Reportable segment operating income	2,024	1,948	4,221	3,806
Other businesses (a)	(71)	(77)	(135)	(167)
Unallocated transactions (b)	(1)	(3)	1	(1)
Impact of purchase accounting (c)	(3)	(15)	(12)	(35)
Amortization of intangibles	(244)	(442)	(487)	(887)
Transaction-related expenses (d)	(3)	(37)	(8)	(66)
Stock-based compensation expense (e)	(236)	(206)	(468)	(378)
Other corporate expenses (f)	(196)	(151)	(292)	(268)
Total consolidated operating income	$1,270	$1,017	$2,820	$2,004
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
(f)Other corporate expenses includes impairment charges, incentive charges related to equity investments, severance, facility action, payroll taxes associated with stock-based compensation, and other costs. During the three and six months ended Fiscal 2023, other corporate expenses includes impairment and other costs incurred in connection with exiting the Company’s business in Russia.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents the disaggregation of net revenue by reportable segment, and by major product categories within the segments for the periods indicated:

	Three Months Ended		Six Months Ended
	July 29, 2022	July 30, 2021	July 29, 2022	July 30, 2021
	(in millions)
Net revenue:
Infrastructure Solutions Group:
Servers and networking	$5,209	$4,480	$10,257	$8,620
Storage	4,327	4,070	8,564	7,963
Total ISG net revenue	$9,536	$8,550	$18,821	$16,583
Client Solutions Group:
Commercial	$12,141	$10,577	$24,112	$20,385
Consumer	3,349	3,691	6,965	7,194
Total CSG net revenue	$15,490	$14,268	$31,077	$27,579

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 18 — SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION

The following table presents additional information on selected assets included in the Condensed Consolidated Statements of Financial Position as of the dates indicated:

	July 29, 2022	January 28, 2022
	(in millions)
Cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$5,507	$9,477
Restricted cash - other current assets (a)	571	534
Restricted cash - other non-current assets (a)	15	71
Total cash, cash equivalents, and restricted cash	$6,093	$10,082
Inventories, net:
Production materials	$3,604	$3,653
Work-in-process	892	855
Finished goods	1,387	1,390
Total inventories, net	$5,883	$5,898
Deferred Costs:
Total deferred costs, current (b)	$5,516	$4,996
Property, plant, and equipment, net:
Computer equipment	$7,240	$6,497
Land and buildings	3,008	3,095
Machinery and other equipment	2,991	2,714
Total property, plant, and equipment	13,239	12,306
Accumulated depreciation and amortization	(7,467)	(6,891)
Total property, plant, and equipment, net	$5,772	$5,415
____________________
(a)    Restricted cash includes cash required to be held in escrow pursuant to DFS securitization arrangements.
(b)    Deferred costs are included in other current assets in the Condensed Consolidated Statements of Financial Position.

Warranty Liability

The following table presents changes in the Company’s liability for standard limited warranties for the periods indicated:

	Three Months Ended		Six Months Ended
	July 29, 2022	July 30, 2021	July 29, 2022	July 30, 2021
	(in millions)
Warranty liability:
Warranty liability at beginning of period	$468	$458	$480	$473
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties (a)	244	241	467	443
Service obligations honored	(249)	(228)	(484)	(445)
Warranty liability at end of period	$463	$471	$463	$471
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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Interest and other, net

The following table presents information regarding interest and other, net for the periods indicated:

	Three Months Ended		Six Months Ended
	July 29, 2022	July 30, 2021	July 29, 2022	July 30, 2021
	(in millions)
Interest and other, net:
Investment income, primarily interest	$16	$10	$31	$20
Gain (loss) on investments, net	(255)	166	(241)	359
Interest expense	(298)	(416)	(563)	(849)
Foreign exchange	(66)	(67)	(155)	(119)
Other	(32)	15	(44)	9
Total interest and other, net	$(635)	$(292)	$(972)	$(580)

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 19 — SUBSEQUENT EVENTS

There were no known events occurring after July 29, 2022 and up until the date of issuance of this report that would materially affect the information presented herein.

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

On November 1, 2021, the Company completed its spin-off of VMware, Inc. (“VMware”). In accordance with applicable accounting guidance, the results of VMware, excluding Dell's resale of VMware offerings, are presented as discontinued operations in the Condensed Consolidated Statements of Income and, as such, have been excluded from both continuing operations and segment results for the three and six months ended July 30, 2021. The Condensed Consolidated Statements of Cash Flows are presented on a consolidated basis for both continuing operations and discontinued operations.

Our fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. We refer to our fiscal year ending February 3, 2023 as “Fiscal 2023” and our fiscal year ended January 28, 2022 as “Fiscal 2022.” Fiscal 2023 will include 53 weeks and Fiscal 2022 included 52 weeks.

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

Dell Technologies’ end-to-end portfolio is supported by a world-class organization that operates globally in approximately 180 countries across key functional areas, including technology and product development, marketing, sales, financial services, and services. Our go-to-market engine includes a 32,000-person sales force and a global network of over 200,000 channel partners. Dell Financial Services and its affiliates (“DFS”) offer customers payment flexibility and enable synergies across the business. We employ approximately 35,000 full-time service and support professionals and maintain more than 2,400 vendor-managed service centers. We manage a world-class supply chain that drives long-term growth and operating efficiencies, with approximately $75 billion in annual procurement expenditures and over 750 parts distribution centers. Together, these durable competitive advantages provide a critical foundation for our success.

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

•Infrastructure Solutions Group (“ISG”) — ISG enables our customers’ digital transformation through our trusted multi-cloud, machine learning, artificial intelligence, and data analytics solutions which are built upon modern data center infrastructure. ISG helps customers in the area of hybrid cloud deployment with the goal of simplifying, streamlining, and automating cloud operations. ISG solutions are built for multi-cloud environments and are optimized to run cloud native workloads in both public and private clouds, as well as traditional on-premise workloads.

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

•Client Solutions Group (“CSG”) — CSG includes branded hardware (such as desktops, workstations, and notebooks) and branded peripherals (such as displays, docking stations, and other electronics), as well as third-party software and peripherals. CSG also includes services offerings, including support and deployment, configuration, and extended warranty services. Our computing devices are designed with our commercial and consumer customers’ needs in mind, and we seek to optimize performance, reliability, manageability, design, and security. For our customers that are seeking to simplify client lifecycle management, Dell PC as-a-Service offering combines hardware, software, lifecycle services, and financing into one all-encompassing solution that provides predictable pricing per seat per month.

Approximately half of CSG revenue is generated by sales to customers in the Americas, with the remaining portion derived from sales to customers in EMEA and APJ.

Our other businesses, described below, consist of our resale of standalone VMware offerings, referred to as VMware Resale, as well as product and service offerings of SecureWorks Corp. (“Secureworks”) and Virtustream. These businesses are not classified as reportable segments, either individually or collectively.

•VMware Resale consists of our sale of standalone VMware offerings. Under the Commercial Framework Agreement discussed below entered into as part of our spin-off of VMware, Dell Technologies continues to act as a key channel partner in this relationship, reselling VMware offerings to our customers. This partnership is intended to facilitate mutually beneficial growth for both Dell and VMware.

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

Dell Financial Services

DFS supports our businesses by offering and arranging various financing options and services for our customers globally. DFS originates, collects, and services customer receivables primarily related to the purchase or use of our product, software, and services solutions. We also arrange financing for some of our customers in various countries where DFS does not currently operate as a captive entity. DFS further strengthens our customer relationships through its flexible consumption models which provide our customers with financial flexibility to meet their changing technological requirements. Our flexible consumption models enable us to offer our customers the option to pay over time and, in certain cases, based on utilization. The results of these operations are allocated to our segments based on the underlying product or service financed and may be impacted by, among other items, changes in the interest rate environment and the translation of those changes in to pricing. For additional information about our financing arrangements, see Note 5 of the Notes to the Condensed Consolidated Financial Statements included in this report.

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

The results of VMware, excluding Dell's resale of VMware offerings, are presented as discontinued operations in the Condensed Consolidated Statements of Income and, as such, have been excluded from both continuing operations and segment results for the three and six months ended July 30, 2021. The Condensed Consolidated Statements of Cash Flows are presented on a consolidated basis for both continuing operations and discontinued operations. See Note 2 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information about the VMware Spin-off.

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

Relationship with VMware

The Company is considered to be a related party of VMware as a result of Michael Dell’s ownership interest in both Dell Technologies and VMware and Mr. Dell’s continued service as Chairman and Chief Executive Officer of Dell Technologies and as Chairman of the Board of VMware, Inc. Following the completion of the VMware Spin-off, the majority of transactions that occur between Dell Technologies and VMware consist of Dell Technologies’ purchase of VMware products and services for resale, either on a standalone basis or as a part of integrated offerings. For more information regarding related party transactions with VMware, see Note 16 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Strategic Investments and Acquisitions

As part of our strategy, we will continue to evaluate opportunities for strategic investments through our venture capital investment arm, Dell Technologies Capital, with a focus on emerging technology areas that are relevant to all segments of our business and that will complement our existing portfolio of solutions. Our investment areas include storage, software-defined networking, management and orchestration, security, machine learning and artificial intelligence, Big Data and analytics, cloud, edge computing, and software development operations. The technologies or products these companies have under development are typically in the early stages and may never have commercial value, which could result in a loss of a substantial part of our initial investment in the companies.

During the second quarter of Fiscal 2023, we recognized a net loss of $255 million on our strategic investments generally in line with overall public equity market declines. As of July 29, 2022 and January 28, 2022, we held strategic investments in non-marketable securities of $1.3 billion and $1.4 billion, respectively. See Note 4 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information.

In addition to these investments, we also may make disciplined acquisitions targeting businesses that advance our strategic objectives and accelerate our innovation agenda.

Business Trends and Challenges

Macroeconomic conditions continue to evolve globally and, during the second quarter of Fiscal 2023, while net revenue grew, we experienced a notable change in the demand for both our ISG and CSG offerings. Demand for our CSG offerings decreased in line with industry-wide declines while demand for our ISG offerings moderated as a result of customer uncertainty in response to the macroeconomic environment. Although we expect ISG net revenue growth to continue through the remainder of Fiscal 2023, we anticipate that the rate of growth will moderate. Within CSG, we expect that demand for our offerings will continue to decline, which we anticipate will result in a decrease in CSG net revenue through the remainder of Fiscal 2023. We will continue to actively monitor global events and make prudent decisions to navigate this environment. We believe our durable competitive advantages continue to position us for long-term success.

Supply Chain — Dell Technologies maintains limited-source supplier relationships for certain components because the relationships are advantageous in the areas of performance, quality, support, delivery, capacity, and price considerations. During the second quarter and first six months of Fiscal 2023, we continued to be impacted by industry-wide constraints in the supply of limited-source components in certain product offerings, principally within ISG, as a result of the global impacts of COVID-19. Demand for certain product components within ISG continues to outpace supply, resulting in an increase in orders pending fulfillment and extended lead times for our customers. While we expect to continue to manage these supply constraints for the remainder of Fiscal 2023, we anticipate that they may moderate dependent on the overall demand environment.

Supply chain dynamics also continue to impact logistics and component costs, which we refer to as input costs. Logistics costs remained elevated for the second quarter and first six months of Fiscal 2023 as a result of both expedited shipments of components and overall rate costs in the freight network, as capacity remains constrained. While we expect overall logistics costs to remain elevated for the remainder of Fiscal 2023, we anticipate these costs will begin to decline in the third quarter of Fiscal 2023. Component costs were deflationary during the second quarter and first six months of Fiscal 2023, and we expect such costs will remain moderately deflationary into the third quarter of Fiscal 2023. Component cost trends are dependent on the strength or weakness of actual end-user demand and supply dynamics, which will continue to evolve and ultimately impact the translation of the cost environment to pricing and operating results.

In response to these pressures, we continue to take steps to actively address our customers’ demands while balancing profitability and growth.

Foreign Currency Exposure — We manage our business on a U.S. dollar basis. However, we have a large global presence, generating approximately half of our net revenue from sales to customers outside of the United States during the second quarter and first six months of Fiscal 2023 and Fiscal 2022. As a result, our operating results can be, and particularly in recent periods have been, impacted by fluctuations in foreign currency exchange rates. We utilize a comprehensive hedging strategy intended to mitigate the impact of foreign currency volatility over time, and we adjust pricing when possible to further minimize foreign currency impacts.

Ukraine War — We are monitoring and responding to effects of the ongoing war in Ukraine. When Russia invaded Ukraine, we made the decision to not sell, service, or support products in Russia, Belarus, and restricted regions of Ukraine. Operations in Russia and Ukraine accounted for less than 1% of net revenue in Fiscal 2022. During the second quarter of Fiscal 2023, we recognized $189 million in costs associated with exiting our business in Russia, primarily related to asset impairments and other exit related costs. We have resumed product sales to non-sanctioned areas in Ukraine. We are focused on providing products and support to Ukrainian customers, as they rebuild infrastructure and restore businesses and the financial sector.

The war and the related economic sanctions are impacting markets worldwide. Our business may be adversely affected by potential effects, including supply chain disruptions, product shipping delays, macroeconomic impacts resulting from the exclusion of Russian financial institutions from the global banking system, volatility in foreign exchange rates and interest rates, inflationary pressures, and heightened cybersecurity and data theft threats. The full impact of the war on our business operations and financial performance will depend on future developments. We will continue to monitor and assess the related restrictions and other effects and pursue prudent decisions for our team members, customers, and business.

COVID-19 Pandemic and Response — We continue to monitor the COVID-19 pandemic and variants of the coronavirus, as well as the impact the pandemic has on our employees, customers, business partners, and communities. As discussed above, we continue to manage through the impacts of the COVID-19 pandemic on our supply chain. The ongoing impact of the COVID-19 pandemic on our business operations and financial performance remains uncertain and will depend on future developments. We will continue to actively monitor global events and pursue prudent decisions to navigate in this uncertain and ever-changing environment. For additional information about impacts of COVID-19 on our operations, see “Results of Operations—Consolidated Results” and “—Business Unit Results.”

Inflation Reduction Act — Subsequent to the close of the second quarter of Fiscal 2023, the Inflation Reduction Act of 2022 was enacted into law. The statute includes a 15% corporate alternative minimum tax on adjusted financial statement income which is effective for the fiscal year ended February 2, 2024. The new law also imposes a 1% excise tax on share repurchases, effective for repurchases made after December 31, 2022. We are currently assessing the potential impact of this law.

Other Macroeconomic Risks and Uncertainties — The impacts of trade protection measures, including increases in tariffs and trade barriers, changes in government policies and international trade arrangements, and geopolitical issues may affect our ability to conduct business in some non-U.S. markets. We monitor and seek to mitigate these risks with adjustments to our manufacturing, supply chain, and distribution networks.

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

CSG — Our CSG offerings are an important element of our strategy, generating strong cash flow and opportunities for cross-selling of complementary solutions. Competitive dynamics continue to be a factor in our CSG business and impact pricing and operating results. We remain committed to our long-term strategy for CSG and will continue to make investments to innovate across the portfolio while benefiting from consolidation trends that are occurring in the markets in which we compete. We expect that the CSG demand environment will continue to be subject to seasonal trends.

Recurring Revenue and Consumption Models — Our customers are seeking new and innovative models that address how they consume our solutions. We offer options including as-a-Service, utility, leases, loans, and immediate pay models designed to match customers’ consumption and financing preferences. We believe these options are particularly beneficial during times of economic uncertainty as they provide our customers with financial flexibility to further enable them to procure our solutions.

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

Effective in the first quarter of Fiscal 2023, non-GAAP product net revenue, non-GAAP services net revenue, and non-GAAP net revenue no longer differ from the most comparable GAAP financial measures. Such non-GAAP financial measures are provided below for all periods presented to show purchase accounting adjustments that impacted such financial measures in prior periods.

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

•Impact of Purchase Accounting — The impact of purchase accounting includes purchase accounting adjustments related to the EMC merger transaction and, to a lesser extent, the going-private transaction, recorded under the acquisition method of accounting in accordance with the accounting guidance for business combinations. Accordingly, all of the assets and liabilities acquired in such transactions were accounted for and recognized at fair value as of the respective transaction dates, and the fair value adjustments are being amortized over the estimated useful lives in the periods following the transactions. The fair value adjustments that are still amortizing primarily relate to property, plant, and equipment. We believe that excluding the impact of purchase accounting for purposes of calculating the non-GAAP financial measures presented below facilitates an enhanced understanding of our current operating performance and provides more meaningful period to period comparisons.

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

•Other Corporate Expenses — Other corporate expenses consist of impairment charges, incentive charges related to equity investments, severance, facility action, payroll taxes associated with stock-based compensation, and other costs. During the second quarter of Fiscal 2023, we recognized $189 million in costs associated with exiting our business in Russia, primarily related to asset impairments and other exit related costs. Severance costs are primarily related to severance and benefits for employees terminated pursuant to cost savings initiatives. We continue to optimize our facilities footprint and may incur additional costs as we seek opportunities for operational efficiencies. Other corporate expenses vary from period to period and are significantly impacted by the timing and nature of these events. Therefore, although we may incur these types of expenses in the future, we believe that eliminating these charges for purposes of calculating the non-GAAP financial measures presented below facilitates an enhanced understanding of our current operating performance and provides more meaningful period to period comparisons.

•Fair Value Adjustments on Equity Investments — Fair value adjustments on equity investments primarily consist of the gain (loss) on strategic investments, which includes the recurring fair value adjustments of investments in publicly-traded companies, as well as those in privately-held companies, which are adjusted for observable price changes and any potential impairments. See Note 3 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information on our strategic investment activity. Given the volatility in the ongoing adjustments to the valuation of these strategic investments, we believe that excluding these gains and losses for purposes of calculating non-GAAP net income presented below facilitates an enhanced understanding of our current operating performance and provides more meaningful period to period comparisons.

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

The following table presents a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP measure for the periods indicated:

	Three Months Ended			Six Months Ended
	July 29, 2022	% Change	July 30, 2021	July 29, 2022	% Change	July 30, 2021
	(in millions, except percentages)
Product net revenue	$20,810	10%	$18,895	$41,274	13%	$36,382
Non-GAAP adjustments:
Impact of purchase accounting	—		1	—		—
Non-GAAP product net revenue	$20,810	10%	$18,896	$41,274	13%	$36,382

Services net revenue	$5,615	6%	$5,296	$11,267	8%	$10,399
Non-GAAP adjustments:
Impact of purchase accounting	—		7	—		16
Non-GAAP services net revenue	$5,615	6%	$5,303	$11,267	8%	$10,415

Net revenue	$26,425	9%	$24,191	$52,541	12%	$46,781
Non-GAAP adjustments:
Impact of purchase accounting	—		8	—		16
Non-GAAP net revenue	$26,425	9%	$24,199	$52,541	12%	$46,797

Product gross margin	$3,139	(2)%	$3,203	$6,594	5%	$6,256
Non-GAAP adjustments:
Amortization of intangibles	105		149	209		300
Impact of purchase accounting	—		2	2		2
Stock-based compensation expense	13		11	26		20
Other corporate expenses	13		1	16		4
Non-GAAP product gross margin	$3,270	(3)%	$3,366	$6,847	4%	$6,582

Services gross margin	$2,300	1%	$2,272	$4,629	3%	$4,483
Non-GAAP adjustments:
Amortization of intangibles	—		1	—		—
Impact of purchase accounting	—		7	—		16
Stock-based compensation expense	24		21	49		40
Other corporate expenses	56		6	66		16
Non-GAAP services gross margin	$2,380	3%	$2,307	$4,744	4%	$4,555

	Three Months Ended			Six Months Ended
	July 29, 2022	% Change	July 30, 2021	July 29, 2022	% Change	July 30, 2021
	(in millions, except percentages)
Gross margin	$5,439	(1)%	$5,475	$11,223	5%	$10,739
Non-GAAP adjustments:
Amortization of intangibles	105		150	209		300
Impact of purchase accounting	—		9	2		18
Stock-based compensation expense	37		32	75		60
Other corporate expenses	69		7	82		20
Non-GAAP gross margin	$5,650	—%	$5,673	$11,591	4%	$11,137

Operating expenses	$4,169	(6)%	$4,458	$8,403	(4)%	$8,735
Non-GAAP adjustments:
Amortization of intangibles	(139)		(292)	(278)		(587)
Impact of purchase accounting	(3)		(6)	(10)		(17)
Transaction-related expenses	(3)		(37)	(8)		(66)
Stock-based compensation expense	(199)		(174)	(393)		(318)
Other corporate expenses	(127)		(144)	(210)		(248)
Non-GAAP operating expenses	$3,698	(3)%	$3,805	$7,504	—%	$7,499

Operating income	$1,270	25%	$1,017	$2,820	41%	$2,004
Non-GAAP adjustments:
Amortization of intangibles	244		442	487		887
Impact of purchase accounting	3		15	12		35
Transaction-related expenses	3		37	8		66
Stock-based compensation expense	236		206	468		378
Other corporate expenses	196		151	292		268
Non-GAAP operating income	$1,952	4%	$1,868	$4,087	12%	$3,638

Net income from continuing operations	$506	(20)%	$629	$1,575	22%	$1,288
Non-GAAP adjustments:
Amortization of intangibles	244		442	487		887
Impact of purchase accounting	3		15	12		35
Transaction-related (income) expenses	(4)		25	(6)		54
Stock-based compensation expense	236		206	468		378
Other corporate expenses	212		151	308		268
Fair value adjustments on equity investments	255		(168)	241		(362)
Aggregate adjustment for income taxes	(186)		(134)	(385)		(327)
Non-GAAP net income	$1,266	9%	$1,166	$2,700	22%	$2,221

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

The following table presents a reconciliation of EBITDA and adjusted EBITDA to net income for the periods indicated:

	Three Months Ended			Six Months Ended
	July 29, 2022	% Change	July 30, 2021	July 29, 2022	% Change	July 30, 2021
	(in millions, except percentages)
Net income from continuing operations	$506	(20)%	$629	$1,575	22%	$1,288
Adjustments:
Interest and other, net (a)	635		292	972		580
Income tax expense (benefit)	129		96	273		136
Depreciation and amortization	744		904	1,470		1,809
EBITDA	$2,014	5%	$1,921	$4,290	13%	$3,813

EBITDA	$2,014	5%	$1,921	$4,290	13%	$3,813
Adjustments:
Stock-based compensation expense	236		206	468		378
Impact of purchase accounting (b)	—		8	—		20
Transaction-related expenses (c)	3		37	8		66
Other corporate expenses (d)	196		151	292		268
Adjusted EBITDA	$2,449	5%	$2,323	$5,058	11%	$4,545
____________________
(a)See “Results of Operations — Interest and Other, Net” for more information on the components of interest and other, net.
(b)This amount includes the non-cash purchase accounting adjustments related to the EMC merger transaction and the going-private transaction.
(c)Transaction-related expenses consist of acquisition, integration, and divestiture related costs, as well as the costs incurred in the VMware Spin-off.
(d)Other corporate expenses includes impairment charges, incentive charges related to equity investments, severance, facility action, payroll taxes associated with stock-based compensation, and other costs. During the second quarter and first six months of Fiscal 2023, other corporate expenses includes $189 million of costs incurred in connection with exiting our business in Russia.

RESULTS OF OPERATIONS

Consolidated Results

The following table summarizes our consolidated results for the periods indicated. Unless otherwise indicated, all changes identified for the current period results represent comparisons to results for the prior corresponding fiscal period.

	Three Months Ended					Six Months Ended
	July 29, 2022			July 30, 2021		July 29, 2022			July 30, 2021
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue
	(in millions, except percentages)
Net revenue:
Products	$20,810	78.8%	10%	$18,895	78.1%	$41,274	78.6%	13%	$36,382	77.8%
Services	5,615	21.2%	6%	5,296	21.9%	11,267	21.4%	8%	10,399	22.2%
Total net revenue	$26,425	100.0%	9%	$24,191	100.0%	$52,541	100.0%	12%	$46,781	100.0%
Gross margin:
Products (a)	$3,139	15.1%	(2)%	$3,203	17.0%	$6,594	16.0%	5%	$6,256	17.2%
Services (b)	2,300	41.0%	1%	2,272	42.9%	4,629	41.1%	3%	4,483	43.1%
Total gross margin	$5,439	20.6%	(1)%	$5,475	22.6%	$11,223	21.4%	5%	$10,739	23.0%
Operating expenses	$4,169	15.8%	(6)%	$4,458	18.4%	$8,403	16.0%	(4)%	$8,735	18.7%
Operating income	$1,270	4.8%	25%	$1,017	4.2%	$2,820	5.4%	41%	$2,004	4.3%
Net income from continuing operations	$506	1.9%	(20)%	$629	2.6%	$1,575	3.0%	22%	$1,288	2.8%

Non-GAAP Financial Information
	Three Months Ended					Six Months Ended
	July 29, 2022			July 30, 2021		July 29, 2022			July 30, 2021
	Dollars	% of Non-GAAP Net Revenue	% Change	Dollars	% of Non-GAAP Net Revenue	Dollars	% of Non-GAAP Net Revenue	% Change	Dollars	% of Non-GAAP Net Revenue
	(in millions, except percentages)
Non-GAAP net revenue:
Products	$20,810	78.8%	10%	$18,896	78.1%	$41,274	78.6%	13%	$36,382	77.7%
Services	5,615	21.2%	6%	5,303	21.9%	11,267	21.4%	8%	10,415	22.3%
Total non-GAAP net revenue	$26,425	100.0%	9%	$24,199	100.0%	$52,541	100.0%	12%	$46,797	100.0%
Non-GAAP gross margin:
Products (a)	$3,270	15.7%	(3)%	$3,366	17.8%	$6,847	16.6%	4%	$6,582	18.1%
Services (b)	2,380	42.4%	3%	2,307	43.5%	4,744	42.1%	4%	4,555	43.7%
Total non-GAAP gross margin	$5,650	21.4%	—%	$5,673	23.4%	$11,591	22.1%	4%	$11,137	23.8%
Non-GAAP operating expenses	$3,698	14.0%	(3)%	$3,805	15.7%	$7,504	14.3%	—%	$7,499	16.0%
Non-GAAP operating income	$1,952	7.4%	4%	$1,868	7.7%	$4,087	7.8%	12%	$3,638	7.8%
Non-GAAP net income	$1,266	4.8%	9%	$1,166	4.8%	$2,700	5.1%	22%	$2,221	4.7%
EBITDA	$2,014	7.6%	5%	$1,921	7.9%	$4,290	8.2%	13%	$3,813	8.1%
Adjusted EBITDA	$2,449	9.3%	5%	$2,323	9.6%	$5,058	9.6%	11%	$4,545	9.7%
____________________
(a)    Product gross margin and non-GAAP product gross margin percentages are calculated as a percentage of product net revenue and non-GAAP product net revenue, respectively.
(b)    Services gross margin and non-GAAP services gross margin percentages are calculated as a percentage of services net revenue and non-GAAP services net revenue, respectively.

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

Overview

During the second quarter and first six months of Fiscal 2023, our net revenue increased 9% and 12%, respectively, due to growth in net revenue for both CSG and ISG. CSG net revenue benefited from growth in net revenue attributable to our commercial offerings. ISG net revenue growth continued throughout the second quarter and first six months of Fiscal 2023 driven by strength in our offerings across both servers and networking and storage.

During the second quarter and first six months of Fiscal 2023, our operating income increased 25% to $1.3 billion and 41% to $2.8 billion, respectively. These increases were primarily due to the favorable impact of a decrease in amortization of intangible assets and growth in operating income for ISG. Growth in ISG operating income for the second quarter of Fiscal 2023 was driven by our server and networking and storage offerings while, for the first six months of Fiscal 2023, ISG operating income growth was primarily due to strength in our storage offerings. During the second quarter and first six months of Fiscal 2023 our non-GAAP operating income increased 4% to $2.0 billion and increased 12% to $4.1 billion driven by the same ISG dynamics discussed above.

Operating income as a percentage of net revenue increased 60 basis points to 4.8% and 110 basis points to 5.4% during the second quarter and first six months of Fiscal 2023, respectively. These increases were primarily driven by a decrease in operating expenses as a percentage of net revenue due to continued disciplined cost management and by the favorable impact of a decrease in amortization of intangible assets. The effect of these factors was partially offset by declines in gross margin as a percentage of net revenue primarily due to the impacts of an overall increase in cost of net revenue and foreign currency exchange rate fluctuations, which were not entirely offset by pricing adjustments as we balanced profitability with competitive positioning. Non-GAAP operating income as a percentage of net revenue decreased 30 basis points to 7.4% and was flat at 7.8% during the second quarter and first six months of Fiscal 2023, respectively, driven by declines in gross margin as a percentage of net revenue offset by decreases in operating expenses as a percentage of net revenue.

Cash provided by operating activities was $0.5 billion and $4.0 billion during the first six months of Fiscal 2023 and Fiscal 2022, respectively. During the first six months of Fiscal 2022, $2.1 billion of the $4.0 billion total represented cash provided by operating activities attributable to VMware. Cash provided by operating activities during the first six months of Fiscal 2023 reflected continued profitability, partially offset by working capital dynamics. See “Liquidity, Cash Requirements, and Market Conditions” for further information on our cash flow metrics.

We continue to see opportunities to create value and grow in response to demand for our IT solutions driven by a technology-enabled world. We have demonstrated our ability to adjust to changing market conditions with complementary solutions across both segments of our business, an agile workforce, and the strength of our global supply chain. As we continue to innovate and modernize our core offerings, we believe that Dell Technologies is well-positioned for long-term profitable growth.

Net Revenue

During the second quarter and first six months of Fiscal 2023, our net revenue increased 9% and increased 12%, respectively, due to growth in net revenue for both CSG and ISG. See “Business Unit Results” for further information.

•Product Net Revenue — Product net revenue includes revenue from the sale of hardware products and software licenses. During the second quarter and first six months of Fiscal 2023, our product net revenue increased 10% and 13%, respectively, driven by growth within both CSG and ISG. CSG product net revenue increased primarily due to growth within our commercial offerings partially offset by a decrease within our consumer offerings. ISG product net revenue growth was primarily attributable to growth in net revenue from sales of servers and networking and, to a lesser extent, an increase in net revenue from sales of storage.

•Services Net Revenue — Services net revenue includes revenue from our services offerings and support services related to hardware products and software licenses. During the second quarter and first six months of Fiscal 2023, services net revenue increased 6% and 8%, respectively, driven principally by strength in hardware support and maintenance and third-party software support and maintenance within CSG. A substantial portion of services net revenue is derived from offerings that have been deferred over a period of time, and, as a result, reported services net revenue growth rates will be different than reported product net revenue growth rates.

From a geographical perspective, net revenue generated by sales to customers in all regions increased during the second quarter and first six months of Fiscal 2023, driven by both CSG and ISG.

Gross Margin

During the second quarter of Fiscal 2023, our gross margin decreased 1% to $5.4 billion and our non-GAAP gross margin remained flat at $5.7 billion, driven by declines in CSG and other businesses gross margin that were mostly offset by growth in ISG gross margin.

During the first six months of Fiscal 2023, our gross margin increased 5% to $11.2 billion and our non-GAAP gross margin increased 4% to $11.6 billion. These increases were driven primarily by an increase in ISG gross margin due to continued strength in net revenue growth attributable to both storage and servers and networking.

During the second quarter of Fiscal 2023, both our gross margin and non-GAAP gross margin percentages decreased 200 basis points to 20.6% and 21.4%, respectively, while during the first six months of Fiscal 2023, gross margin and non-GAAP gross margin percentages decreased 160 basis points to 21.4% and 170 basis points to 22.1%, respectively. These decreases were primarily due to the impacts of an overall increase in cost of net revenue and foreign currency exchange rate fluctuations, which were not entirely offset by pricing adjustments as we balanced profitability with competitive positioning. Increased cost of net revenue was principally driven by a net increase in input costs, as compared to the second quarter and first six months of Fiscal 2022, which broadly impacted our product offerings.

•Product Gross Margin — During the second quarter of Fiscal 2023, product gross margin and non-GAAP product gross margin decreased 2% to $3.1 billion and 3% to $3.3 billion, respectively. These decreases were primarily due to a decline in CSG product gross margin, principally related to our consumer offerings, which was partially offset by an increase in ISG product gross margin. ISG product gross margin increased primarily due continued strength in product net revenue growth for our server and networking offerings.

During the first six months of Fiscal 2023, product gross margin and non-GAAP product gross margin increased 5% to $6.6 billion and 4% to $6.8 billion, respectively. These increases were attributable to growth in ISG product gross margin, which was driven primarily by strength in product net revenue growth for our server and networking offerings coupled with product net revenue growth in our storage offerings. Growth in ISG product gross margin was partially offset by a decrease in CSG product gross margin driven primarily by our consumer offerings.

During the second quarter of Fiscal 2023, product gross margin percentage and non-GAAP product gross margin percentage decreased 190 basis points to 15.1% and 210 basis points to 15.7%, respectively, while during the first six months of Fiscal 2023 product gross margin percentage and non-GAAP product gross margin percentage decreased 120 basis points to 16.0% and 150 basis points to 16.6%, respectively. The decrease during the second quarter of Fiscal 2023 was primarily due to a decline in product gross margin percentage for both CSG and ISG. For the first six months of Fiscal 2023, product gross margin percentage decreased primarily due to a decline in CSG product gross margin percentage and, to a lesser extent, a decline in ISG product gross margin percentage.

•Services Gross Margin — During the second quarter and first six months of Fiscal 2023, services gross margin increased 1% to $2.3 billion and 3% to $4.6 billion, respectively. During the second quarter and first six months of Fiscal 2023, non-GAAP services gross margin increased 3% to $2.4 billion and 4% to $4.7 billion, respectively. These increases were driven primarily by increased CSG services gross margin as a result of growth within hardware support and maintenance associated with products sold in prior periods.

During the second quarter and first six months of Fiscal 2023, services gross margin percentage decreased 190 basis points to 41.0% and 200 basis points to 41.1%, respectively. These decreases were driven in part by declines in services gross margin percentage for ISG and, to a lesser extent, a shift in mix towards CSG. The impacts of the divestiture of Boomi during the third quarter of Fiscal 2022 coupled with asset impairment costs associated with exiting our Russia business also contributed to the declines. During the second quarter and first six months of Fiscal 2023, non-GAAP services gross margin percentage decreased 110 basis points to 42.4% and 160 basis points to 42.1%, respectively, driven by the same ISG, CSG, and Boomi divestiture impacts discussed above.

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

The terms and conditions of our vendor rebate programs are largely based on product volumes and are generally negotiated either at the beginning of the annual or quarterly period, depending on the program. The timing and amount of vendor rebates and other discounts we receive under the programs may vary from period to period, reflecting changes in the competitive environment. We monitor our component costs and seek to address the effects of any changes to terms that might arise under our vendor rebate programs. Our gross margins for the second quarter and first six months of Fiscal 2023 and for the second quarter and first six months of Fiscal 2022 were not materially affected by any changes to the terms of our vendor rebate programs, as the amounts we received under these programs were generally stable relative to our total net cost. We are not aware of any significant changes to vendor pricing or rebate programs that may impact our results in the near term.

Operating Expenses

The following table presents information regarding our operating expenses for the periods indicated:

	Three Months Ended					Six Months Ended
	July 29, 2022			July 30, 2021		July 29, 2022			July 30, 2021
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue
	(in millions, except percentages)
Operating expenses:
Selling, general, and administrative	$3,543	13.4%	(6)%	$3,761	15.5%	$7,096	13.5%	(4)%	$7,419	15.9%
Research and development	626	2.4%	(10)%	697	2.9%	1,307	2.5%	(1)%	1,316	2.8%
Total operating expenses	$4,169	15.8%	(6)%	$4,458	18.4%	$8,403	16.0%	(4)%	$8,735	18.7%

	Three Months Ended					Six Months Ended
	July 29, 2022			July 30, 2021		July 29, 2022			July 30, 2021
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue
	(in millions, except percentages)
Non-GAAP operating expenses	$3,698	14.0%	(3)%	$3,805	15.7%	$7,504	14.3%	—%	$7,499	16.0%

During the second quarter and first six months of Fiscal 2023, total operating expenses decreased 6% and 4%, respectively, primarily driven by a decrease in selling, general, and administrative expenses in both periods.

•Selling, General, and Administrative — Selling, general, and administrative (“SG&A”) expenses decreased 6% and 4% during the second quarter and first six months of Fiscal 2023, respectively. The decreases in SG&A expenses were primarily attributable to a decrease in amortization of intangible assets and a decrease in employee compensation and benefits expense primarily resulting from a reduction in performance-based compensation and disciplined cost management.

•Research and Development — Research and development (“R&D”) expenses are primarily composed of personnel-related expenses related to product development. R&D expenses decreased 10% and 1% during the second quarter and first six months of Fiscal 2023, respectively. The decrease in R&D expenses during the second quarter of Fiscal 2023 was driven by the same employee compensation and benefits dynamics discussed within SG&A above. As a percentage of net revenue, R&D expenses for the second quarter of Fiscal 2023 and Fiscal 2022 were 2.4% and 2.9%, respectively, and, for the first six months of Fiscal 2023 and Fiscal 2022, were 2.5% and 2.8%, respectively. These decreases were driven by revenue growth which outpaced our R&D investments coupled with disciplined cost management. We intend to continue supporting R&D initiatives to innovate and introduce new and enhanced solutions into the market.

During the second quarter and first six months of Fiscal 2023, non-GAAP operating expenses decreased 3% and were flat, respectively. The decrease in non-GAAP operating expenses during the second quarter of Fiscal 2023 was principally due to a decline in employee compensation and benefits expense primarily resulting from a reduction in performance-based compensation and disciplined cost management. For the first six months of Fiscal 2023, a decrease in employee compensation and benefits expense was offset by increases in other selling, general, and administrative expenses.

We continue to make selective investments designed to enable growth, marketing, and R&D, while balancing our efforts to drive cost efficiencies in the business. We also expect to continue making investments in support of our own digital transformation to modernize our IT operations.

Operating Income

During the second quarter and first six months of Fiscal 2023, our operating income increased 25% to $1.3 billion and 41% to $2.8 billion, respectively. These increases were primarily due to the favorable impact of a decrease in amortization of intangible assets and growth in operating income for ISG. Growth in ISG operating income for the second quarter of Fiscal 2023 was driven by our server and networking and storage offerings while, for the first six months of Fiscal 2023, ISG operating income growth was primarily due to strength in our storage offerings. During the second quarter and first six months of Fiscal 2023, our non-GAAP operating income increased 4% to $2.0 billion and 12% to $4.1 billion driven by the same ISG dynamics discussed above.

Operating income as a percentage of net revenue increased 60 basis points to 4.8% and 110 basis points to 5.4% during the second quarter and first six months of Fiscal 2023, respectively. These increases were primarily driven by a decrease in operating expenses as a percentage of net revenue due to continued disciplined cost management and the favorable impact of a decrease in amortization of intangible assets. The effect of these factors was partially offset by declines in gross margin as a percentage of net revenue primarily due to the impacts of an overall increase in cost of net revenue and foreign currency exchange rate fluctuations, which were not entirely offset by pricing adjustments as we balanced profitability with competitive positioning. Non-GAAP operating income as a percentage of net revenue decreased 30 basis points to 7.4% and was flat at 7.8% during the second quarter and first six months of Fiscal 2023, respectively, driven by declines in gross margin as a percentage of net revenue offset by decreases in operating expenses as a percentage of net revenue.

Interest and Other, Net

The following table presents information regarding interest and other, net for the periods indicated:

	Three Months Ended		Six Months Ended
	July 29, 2022	July 30, 2021	July 29, 2022	July 30, 2021
	(in millions)
Interest and other, net:
Investment income, primarily interest	$16	$10	$31	$20
Gain (loss) on investments, net	(255)	166	(241)	359
Interest expense	(298)	(416)	(563)	(849)
Foreign exchange	(66)	(67)	(155)	(119)
Other	(32)	15	(44)	9
Total interest and other, net	$(635)	$(292)	$(972)	$(580)

During the second quarter and first six months of Fiscal 2023, the change in interest and other, net was unfavorable by $343 million and $392 million, respectively. The unfavorable change in both periods was primarily attributable to the net loss on investments as a result of fair value adjustments on our non-marketable strategic investment portfolio discussed above, which were partially offset by a decrease in interest expense on lower average outstanding debt balances.

Income and Other Taxes

The following table presents information regarding our income and other taxes for the periods indicated:

	Three Months Ended		Six Months Ended
	July 29, 2022	July 30, 2021	July 29, 2022	July 30, 2021
	(in millions, except percentages)
Income before income taxes	$635	$725	$1,848	$1,424
Income tax expense	$129	$96	$273	$136
Effective income tax rate	20.3%	13.2%	14.8%	9.6%

For the second quarter of Fiscal 2023 and Fiscal 2022, our effective income tax rate was 20.3% and 13.2%, respectively. For the first six months of Fiscal 2023 and Fiscal 2022, our effective income tax rate was 14.8% and 9.6%, respectively. For the second quarter and first six months of Fiscal 2023, the changes in the Company’s effective tax rates were primarily attributable to changes in discrete tax items. Other increases in our effective income tax rates were driven by a change in our jurisdictional mix of income and higher U.S. tax on foreign operations, the effects of which were partially offset by higher benefits from foreign tax credits.

Higher U.S. tax on foreign operations was due to the capitalization of research and development costs. Under the Tax Cuts and Jobs Act, which was enacted on December 22, 2017, research and development expenses incurred for tax years beginning after December 31, 2021 must be capitalized and amortized ratably over five or 15 years for tax purposes, depending on where the research activities were conducted. Our effective income tax rate for future quarters of Fiscal 2023 may be impacted by actions taken by the U.S. government to defer or repeal this provision, as well as by the actual mix of jurisdictions in which income is generated and the impact of any discrete tax items. In addition, if the provision is not deferred or repealed, we expect it will result in a significant increase in our cash tax liabilities for Fiscal 2023, as well as a significant reduction to our deferred tax liabilities.

Our effective income tax rate can fluctuate depending on the geographic distribution of our worldwide earnings, as our foreign earnings are generally taxed at lower rates than in the United States. The differences between our effective income tax rate and the U.S. federal statutory rate of 21% principally result from the geographical distribution of income, differences between the book and tax treatment of certain items, and discrete tax items. In certain jurisdictions, our tax rate is significantly less than the applicable statutory rate as a result of tax holidays. The majority of our foreign income that is subject to these tax holidays is attributable to Singapore and China. A significant portion of these income tax benefits relates to a tax holiday that will be effective until January 31, 2029. Our other tax holidays will expire in whole or in part during Fiscal 2030 through Fiscal 2031. Many of these tax holidays and reduced tax rates may be extended when certain conditions are met or may be terminated early if certain conditions are not met. As of July 29, 2022, we were not aware of any matters of noncompliance related to these tax holidays.

For further discussion regarding tax matters, including the status of income tax audits, see Note 12 of the Notes to the Condensed Consolidated Financial Statements included in this report.

See “Introduction – Business Trends and Challenges – Inflation Reduction Act” for a discussion of recent tax legislation.

Net Income from Continuing Operations

Net income from continuing operations was $0.5 billion and $0.6 billion during the second quarter of Fiscal 2023 and Fiscal 2022, respectively. The decrease was driven principally by an unfavorable change in interest and other, net, partially offset by an increase in operating income.

During the first six months of Fiscal 2023 and Fiscal 2022, net income from continuing operations was $1.6 billion and $1.3 billion, respectively. The increase was primarily due to an increase in operating income, partially offset by an unfavorable change in interest and other, net and an increase in tax expense.

Non-GAAP net income was $1.3 billion and $2.7 billion for the second quarter and first six months of Fiscal 2023, respectively, compared to $1.2 billion and $2.2 billion for the second quarter and first six months of Fiscal 2022, respectively. The increases were primarily attributable to an increase in non-GAAP operating income and a favorable change in interest and other, net, partially offset by an increase in tax expense during the current periods.

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

Infrastructure Solutions Group

The following table presents net revenue and operating income attributable to ISG for the periods indicated:

	Three Months Ended			Six Months Ended
	July 29, 2022	% Change	July 30, 2021	July 29, 2022	% Change	July 30, 2021
	(in millions, except percentages)
Net revenue:
Servers and networking	$5,209	16%	$4,480	$10,257	19%	$8,620
Storage	4,327	6%	4,070	8,564	8%	7,963
Total ISG net revenue	$9,536	12%	$8,550	$18,821	13%	$16,583

Operating income:
ISG operating income	$1,046	9%	$962	$2,128	22%	$1,740
% of segment net revenue	11.0%		11.3%	11.3%		10.5%

Net Revenue — During the second quarter and first six months of Fiscal 2023, ISG net revenue increased 12% and 13%, respectively, driven by strength across both servers and networking and storage offerings.

Revenue from sales of servers and networking increased 16% and 19% during the second quarter and first six months of Fiscal 2023, respectively. The increases were primarily driven by an increase in average selling price of our server offerings, the effect of which was partially offset by a decrease in units sold. The average selling price for our server offerings increased as a result of a shift in mix within servers, richer configurations, and continued actions to manage pricing in response to increased input costs.

During the second quarter and first six months of Fiscal 2023, storage revenue increased 6% and 8%, respectively, due to continued strength across the majority of our storage offerings.

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

From a geographical perspective, net revenue attributable to ISG increased in all regions during the second quarter and first six months of Fiscal 2023.

Operating Income — During the second quarter of Fiscal 2023, ISG operating income as a percentage of net revenue decreased 30 basis points to 11.0%. The decrease was principally attributable to the impacts of an increase in cost of net revenue and foreign currency exchange rate fluctuations which were not entirely offset by pricing adjustments. The effect of these impacts was partially mitigated by the favorable impact of a decrease in operating expense as a percentage of revenue.

During the first six months of Fiscal 2023, ISG operating income as a percentage of net revenue increased 80 basis points to 11.3%, primarily due to a decrease in operating expenses as a percentage of revenue that resulted from strong revenue growth and disciplined cost management. The favorable impact of the decrease in operating expenses as a percentage of revenue was partially offset by the impacts of an increase in cost of net revenue and foreign currency exchange rate fluctuations which were not entirely offset by pricing adjustments, coupled with a shift in revenue mix towards servers and networking.

Client Solutions Group

The following table presents net revenue and operating income attributable to CSG for the periods indicated:

	Three Months Ended			Six Months Ended
	July 29, 2022	% Change	July 30, 2021	July 29, 2022	% Change	July 30, 2021
	(in millions, except percentages)
Net revenue:
Commercial	$12,141	15%	$10,577	$24,112	18%	$20,385
Consumer	3,349	(9)%	3,691	6,965	(3)%	7,194
Total CSG net revenue	$15,490	9%	$14,268	$31,077	13%	$27,579

Operating income:
CSG operating income	$978	(1)%	$986	$2,093	1%	$2,066
% of segment net revenue	6.3%		6.9%	6.7%		7.5%

Net Revenue — During the second quarter and first six months of Fiscal 2023, CSG net revenue increased 9% and 13%, respectively, primarily driven by an increase in revenue attributable to our commercial offerings, partially offset by a decline in consumer net revenue.

Commercial net revenue increased 15% and 18% during the second quarter and first six months of Fiscal 2023, respectively, principally as a result of an increase in the average selling price of our commercial offerings.

Consumer net revenue decreased 9% and 3% during the second quarter and first six months of Fiscal 2023, respectively, primarily due to a decrease in units sold, partially offset by the effect of an increase in the average selling price of our consumer offerings.

Our average selling prices increased as a result of a shift in mix towards commercial offerings, richer configurations, and continued actions to manage pricing in response to the macroeconomic environment.

From a geographical perspective, net revenue attributable to CSG increased across all regions during the first six months of Fiscal 2023. During the second quarter of Fiscal 2023, net revenue attributable to CSG increased in the Americas and APJ and was flat in EMEA.

Operating Income — During the second quarter and first six months of Fiscal 2023, CSG operating income as a percentage of net revenue decreased 60 basis points to 6.3% and 80 basis points to 6.7%, respectively, primarily due to the impacts of an increase in cost of net revenue and foreign currency exchange rate fluctuations which were not entirely offset by pricing adjustments, as we balanced profitability with competitive positioning. The effect of these impacts was partially offset by a decrease in operating expenses as a percentage of revenue as a result of disciplined cost management.

OTHER BALANCE SHEET ITEMS

Accounts Receivable

We sell products and services directly to customers and through a variety of sales channels, including retail distribution. Our accounts receivable, net, was $13.4 billion and $12.9 billion as of July 29, 2022 and January 28, 2022, respectively. We maintain an allowance for expected credit losses to cover receivables that may be deemed uncollectible. As of July 29, 2022 and January 28, 2022, the allowance for expected credit losses was $75 million and $90 million, respectively. Based on our assessment, we believe that we are adequately reserved for expected credit losses. We will continue to monitor the aging of our accounts receivable and take actions, where necessary, to reduce our exposure to credit losses.

Dell Financial Services and Financing Receivables

The Company offers or arranges various financing options and services for our customers globally, including through captive financing operations. DFS originates, collects, and services customer receivables primarily related to the purchase of our product, software, and service solutions. The Company further strengthens our customer relationships through its flexible consumption models, which enable us to offer our customers the option to pay over time and, in certain cases, based on utilization, to provide them with financial flexibility to meet their changing technological requirements. New financing originations were $2.3 billion and $1.9 billion for the second quarter of Fiscal 2023 and Fiscal 2022, respectively, and $4.4 billion and $3.8 billion for the first six months of Fiscal 2023 and Fiscal 2022, respectively.

The Company’s leases are generally classified as sales-type leases or operating leases. Amounts due from lessees under sales-type leases or direct financing leases are recorded as part of financing receivables, with interest income recognized over the contract term. Upon commencement of sales-type leases, we typically qualify for up-front revenue recognition. Upon origination of operating leases, we record equipment under operating leases, classified as property, plant, and equipment. Over the contract term of an operating lease, we recognize rental revenue and depreciation expense, classified as cost of net revenue.

As of July 29, 2022 and January 28, 2022, our financing receivables, net were $10.3 billion and $10.6 billion, respectively. We maintain an allowance to cover expected financing receivable credit losses and evaluate credit loss expectations based on our total portfolio. For the second quarter and first six months of both Fiscal 2023 and Fiscal 2022, the principal charge-off rate for our financing receivables portfolio was 0.5%. The credit quality of our financing receivables has improved in recent years as the mix of high-quality commercial accounts in our portfolio has continued to increase. We continue to monitor broader economic indicators and their potential impact on future credit loss performance. We have an extensive process to manage our exposure to customer credit risk, including active management of credit lines and our collection activities. We also sell selected fixed-term financing receivables without recourse to unrelated third parties on a periodic basis, primarily to manage certain concentrations of customer credit exposure.  Based on our assessment of the customer financing receivables, we believe that we are adequately reserved.

We retain a residual interest in equipment leased under our lease programs. As of July 29, 2022 and January 28, 2022, the residual interest recorded as part of financing receivables was $150 million and $217 million, respectively. The decline in residual interest was principally attributable to a corresponding increase in originations of operating leases. The amount of the residual interest is established at the inception of the lease based upon estimates of the value of the equipment at the end of the lease term using historical studies, industry data, and future value-at-risk demand valuation methods. On a quarterly basis, we assess the carrying amount of our recorded residual values for impairment. Generally, expected losses as a result of residual value risk on equipment under lease are not considered to be significant primarily because of the existence of a secondary market with respect to the equipment. Further, the lease agreement defines applicable return conditions and remedies for non-compliance to ensure that the leased equipment will be in good operating condition upon return. No expected losses were recorded related to residual assets during the second quarter and first six months of Fiscal 2023 and Fiscal 2022.

As of July 29, 2022 and January 28, 2022, equipment under operating leases, net was $2.0 billion and $1.7 billion, respectively. We assess the carrying amount of the equipment under operating leases for impairment whenever events or circumstances may indicate that an impairment has occurred. No material impairment losses were recorded related to such equipment during the second quarter and first six months of Fiscal 2023 and Fiscal 2022.

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

LIQUIDITY, CASH REQUIREMENTS, AND MARKET CONDITIONS

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

We believe that our current cash and cash equivalents, together with cash that will be provided by future operations and borrowings expected to be available under our revolving credit facility and commercial paper program, will be sufficient over at least the next twelve months and for the foreseeable future thereafter to meet our material cash requirements, including funding of our operations, debt-related payments, capital expenditures, and other corporate needs.

As part of our overall capital allocation strategy, we intend to drive growth while maintaining our investment grade rating and focusing on returning capital to our stockholders through both share repurchase programs and dividend payments.

The following table presents our cash and cash equivalents as well as our available borrowings as of the dates indicated:

	July 29, 2022	January 28, 2022
	(in millions)
Cash and cash equivalents, and available borrowings:
Cash and cash equivalents	$5,507	$9,477
Remaining available borrowings under revolving credit facilities	4,999	4,969
Total cash, cash equivalents, and available borrowings	$10,506	$14,446

During the first six months of Fiscal 2023, cash and cash equivalents decreased by $4.0 billion, primarily driven by return of capital to stockholders, through share repurchases and dividend payments, and capital expenditures.

Our revolving credit facilities as of July 29, 2022 consist of the 2021 Revolving Credit Facility, which has a maximum capacity of $5.0 billion. Available borrowings under this facility are reduced by draws on the facility and outstanding letters of credit. As of July 29, 2022, there were no borrowings outstanding under the facility and remaining available borrowings totaled approximately $5.0 billion. The 2021 Revolving Credit Facility also acts as a backstop to provide liquidity support for our commercial paper program discussed below.

During the second quarter of Fiscal 2023, we established a commercial paper program under which we may issue unsecured notes in a maximum aggregate face amount of $5.0 billion outstanding at any time, with maturities up to 397 days from the date of issue. As of July 29, 2022, we had no outstanding borrowings under the program.

We may regularly use our available borrowings from the 2021 Revolving Credit Facility and issuances under the commercial paper program on a short-term basis for general corporate purposes. See Note 7 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information.

Debt

The following table presents our outstanding debt as of the dates indicated:

	July 29, 2022	Change	January 28, 2022
	(in millions)
Core debt
Senior Notes	$16,300	$—	$16,300
Legacy Notes and Debentures	952	—	952
DFS allocated debt	(1,132)	1	(1,133)
Total core debt	16,120	1	16,119
DFS related debt
DFS debt	9,640	(6)	9,646
DFS allocated debt	1,132	(1)	1,133
Total DFS related debt	10,772	(7)	10,779
Other	311	(26)	337
Total debt, principal amount	27,203	(32)	27,235
Carrying value adjustments	(269)	12	(281)
Total debt, carrying value	$26,934	$(20)	$26,954

As of July 29, 2022, the outstanding principal amount of our debt of $27.2 billion remained effectively unchanged from January 28, 2022.

We define core debt as the total principal amount of our debt, less DFS related debt and other debt. Our core debt was $16.1 billion as of July 29, 2022 and January 28, 2022. See Note 7 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information about our debt.

DFS related debt primarily represents debt from our securitization and structured financing programs. Our risk of loss under these programs is limited to transferred lease and loan payments and associated equipment, as the credit holders have no recourse to Dell Technologies.

To fund expansion of the DFS business, we balance the use of the securitization and structured financing programs with other sources of liquidity. We approximate the amount of our debt used to fund the DFS business by applying a 7:1 debt-to-equity ratio to the sum of our financing receivables balance and equipment under our DFS operating leases, net. The debt-to-equity ratio is based on the underlying credit quality of the assets. See Note 5 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information about our DFS debt.

We have made steady progress in paying down debt and we will continue to pursue deleveraging as an important component of our overall strategy. As a result of our debt reduction and liability management strategy, we achieved an investment grade corporate family rating from three major credit rating agencies during Fiscal 2022.

We believe we will continue to be able to make our debt principal and interest payments, including the short-term maturities, from existing and expected sources of cash, primarily from operating cash flows. Cash used for debt principal and interest payments may include short-term borrowings under our commercial paper program or our revolving credit facility. Under our variable-rate debt, we could experience variations in our future interest expense from potential fluctuations in applicable reference rates, or from possible fluctuations in the level of DFS debt required to meet future demand for customer financing. There are no scheduled maturities related to our outstanding core debt during Fiscal 2023. However, at our sole discretion, we may purchase, redeem, prepay, refinance, or otherwise retire any amount of our outstanding indebtedness under the terms of such indebtedness at any time and from time to time, in open market or negotiated transactions with the holders of such indebtedness or otherwise, as we consider appropriate in light of market conditions and other relevant factors.

Cash Flows

The following table presents a summary of our Condensed Consolidated Statements of Cash Flows for the periods indicated:

	Six Months Ended
	July 29, 2022	July 30, 2021
	(in millions)
Net change in cash from:
Operating activities	$455	$3,963
Investing activities	(1,498)	(1,188)
Financing activities	(2,752)	(5,311)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(194)	(21)
Change in cash, cash equivalents, and restricted cash	$(3,989)	$(2,557)

Cash flows for the six months ended July 30, 2021 are inclusive of cash flows attributable to VMware. Effective November 1, 2021, as a result of the VMware Spin-off, cash flows ceased to include VMware. See “Introduction” and Note 1 and Note 2 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information regarding the VMware Spin-off.

Operating Activities — Cash provided by operating activities was $0.5 billion during the first six months of Fiscal 2023 and reflects continued profitability partially offset by the impact of working capital dynamics. During the first six months of Fiscal 2022, cash provided by operating activities was $4.0 billion, of which $2.1 billion represents cash provided by operating activities attributable to VMware, and was driven by both strong profitability coupled with favorable working capital dynamics.

Investing Activities — Investing activities primarily consist of cash used to fund capital expenditures for property, plant, and equipment, which includes equipment under DFS operating leases. Additional activities include capitalized software development costs, strategic investments, and the maturities, sales, and purchases of investments. During the first six months of Fiscal 2023 and Fiscal 2022, cash used in investing activities was $1.5 billion and $1.2 billion, respectively, and was primarily applied to capital expenditures.

Financing Activities — Financing activities primarily consist of the proceeds and repayments of debt and cash used to repurchase common stock. Cash used in financing activities was $2.8 billion during the first six months of Fiscal 2023 and primarily consisted of repurchases of common stock, payments to settle employee tax withholding on stock-based compensation, and the payment of quarterly dividends. Cash used in financing activities of $5.3 billion during the first six months of Fiscal 2022 primarily consisted of debt repayments and repurchases of common stock by our public subsidiaries.

DFS Cash Flow Impacts — DFS offerings are initially funded through cash on hand at the time of origination, most of which is subsequently replaced with asset-backed financing. For DFS offerings that qualify as sales-type leases, the initial funding of financing receivables is reflected as an impact to cash flows from operations and is largely subsequently offset by cash proceeds from financing. For DFS operating leases, the initial funding is classified as a capital expenditure and reflected as cash flows used in investing activities. DFS new financing originations were $4.4 billion and $3.8 billion during the first six months of Fiscal 2023 and Fiscal 2022, respectively. As of July 29, 2022, DFS had $10.3 billion of total net financing receivables and $2.0 billion of equipment under DFS operating leases, net.

Cash Requirements and Expenditures

Capital Expenditures — We spent $1.5 billion and $1.3 billion during the first six months of Fiscal 2023 and Fiscal 2022, respectively, on property, plant, and equipment and capitalized software development costs, of which the funding of equipment under DFS operating leases totaled $0.5 billion and $0.4 billion, respectively. Product demand, product mix, the use of contract manufacturers, and ongoing investments in operating and information technology infrastructure influence the level and prioritization of our capital expenditures. Aggregate capital expenditures for Fiscal 2023 are currently expected to total between $3.1 billion and $3.3 billion, of which approximately $1.1 billion of expenditures are expected to be applied to equipment under DFS operating leases and approximately $0.4 billion to capitalized software development costs.

Repurchases of Common Stock — Effective as of September 23, 2021, our Board of Directors approved a stock repurchase program with no established expiration date under which we are authorized to repurchase up to $5 billion of shares of our Class C Common Stock. During the first six months of Fiscal 2023, we repurchased approximately 42 million shares of Class C Common Stock under this program for a total purchase price of approximately $2.1 billion.

Dividend Payments — On February 24, 2022, the Company announced that its Board of Directors has adopted a dividend policy under which the Company intends to pay quarterly cash dividends on its common stock at an initial rate of $0.33 per share per fiscal quarter. During the six months ended July 29, 2022, the Company paid the following dividends:

Declaration Date	Record Date	Payment Date	Dividend per Share	Amount (in millions)
February 24, 2022	April 20, 2022	April 29, 2022	$0.33	$248
June 7, 2022	July 20, 2022	July 29, 2022	$0.33	$242

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

We utilize several suppliers to manufacture sub-assemblies for our products. Our efficient supply chain management allows us to enter into flexible and mutually beneficial purchase arrangements with our suppliers in order to minimize inventory risk. Consistent with industry practice, we acquire raw materials or other goods and services, including product components, by issuing to supplier’s authorizations to purchase based on our projected demand and manufacturing needs. These purchase orders are typically fulfilled within 30 days and are entered into during the ordinary course of business in order to establish best pricing and continuity of supply for our production. Purchase orders are not included in purchase obligations, as they typically represent our authorization to purchase rather than binding purchase obligations.

As of July 29, 2022, such purchase obligations were $4.0 billion, $0.5 billion, and $0.8 billion for the remaining six months of Fiscal 2023, Fiscal 2024, and Fiscal 2025 and thereafter, respectively.

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

Summarized Guarantor Financial Information

As discussed in Note 7 of the Notes to the Condensed Consolidated Financial Statements included in this report, Dell International L.L.C. and EMC Corporation (the “Issuers”), both of which are wholly-owned subsidiaries of Dell Technologies Inc., completed private offerings of multiple series of senior secured notes issued on June 1, 2016, March 20, 2019, and April 9, 2020 (the “Senior Notes”). In June 2021, the Issuers completed an exchange offer and issued $18.4 billion aggregate principal amount of registered senior notes under the Securities Act of 1933 in exchange for the same principal amount and substantially identical terms of the Senior Notes. The aggregate principal amount of unregistered Senior Notes remaining outstanding following the settlement of the exchange offer was approximately $0.1 billion. During Fiscal 2022, the tangible and intangible assets of the Issuers and guarantors that secured obligations under the Senior Notes were released as collateral. As a result, the Senior Notes became fully unsecured. In addition, all guarantees of the Senior Notes by subsidiaries of Dell Inc. were released.

Guarantees — The Senior Notes are guaranteed on a joint and several unsecured basis by Dell Technologies Inc. and its wholly-owned subsidiaries, Denali Intermediate, Inc. and Dell Inc. (collectively, the “Guarantors”).

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

The following table presents summarized results of operations information for the Obligor Group for the period indicated:

Six Months Ended
July 29, 2022
(in millions)
Net revenue (a)	$4,966
Gross margin (b)	2,185
Operating income	597
Interest and other, net (c)	(1,214)
Loss before income taxes	(617)
Net loss attributable to Obligor Group	$(439)
____________________
(a) Includes net revenue from services provided and product sales to Non-Obligor Subsidiaries of $440 million and $79 million, respectively.
(b) Includes cost of net revenue from resale of solutions purchased from Non-Obligor Subsidiaries and the Related Party of $487 million and $264 million, respectively. Includes costs of net revenue from shared services provided by Non-Obligor Subsidiaries of $315 million.
(c) Includes interest expense on inter-company loan payables of $631 million.

The following table presents summarized balance sheet information for the Obligor Group as of the dates indicated:

	July 29, 2022	January 28, 2022
	(in millions)
ASSETS
Current assets	$3,178	$3,106
Intercompany receivables	123	988
Due from related party, net	117	59
Short-term intercompany loan receivables	232	—
Total current assets	3,650	4,153
Due from related party, net	609	710
Goodwill and intangible assets	15,119	15,399
Other non-current assets	2,812	2,810
Total assets	$22,190	$23,072
LIABILITIES
Current liabilities	$5,629	$4,625
Due to related party	95	192
Total current liabilities	5,724	4,817
Long-term debt	16,016	17,001
Intercompany loan payables	37,582	37,509
Other non-current liabilities	3,445	3,473
Total liabilities	$62,767	$62,800

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

In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 29, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of July 29, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended July 29, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities

The following table presents information with respect to our purchases of Class C Common Stock during the second quarter of Fiscal 2023.

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
	(in millions, except per share amounts)
Repurchases from April 30, 2022 to May 27, 2022	7.2	$44.45	7.2	$2,538
Repurchases from May 28, 2022 to June 24, 2022	1.6	$48.42	1.6	$2,461
Repurchases from June 25, 2022 to July 29, 2022	4.8	$43.56	4.8	$2,252
Total	13.6		13.6

All shares were purchased in open-market transactions pursuant to a stock repurchase program approved by our Board of Directors in September 2021 authorizing the repurchase of up to $5 billion of shares of Class C Common Stock. The repurchase program does not have a fixed expiration date.

See Note 14 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information about the stock repurchase program.

ITEM 6 — EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
3.1
Sixth Amended and Restated Certificate of Incorporation of Dell Technologies Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 29, 2022) (Commission File No. 001-37867).

3.2
Third Amended and Restated Bylaws of Dell Technologies Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 29, 2022) (Commission File No. 001-37867).

4.1††
Consent to the Extension of Registration Rights Under the Second Amended and Restated Registration Rights Agreement, dated June 28, 2022, among Dell Technologies Inc. (the “Company”) and SL SPV-2 L.P., Silver Lake Partners IV, L.P., Silver Lake Technology Investors IV, L.P., Silver Lake Partners V DE (AIV), L.P., Silver Lake Technology Investors V, L.P.

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

Date: September 1, 2022