Form 10-Q
period 2022-10-28
Dell Technologies Inc.
filed 2022-12-05
CIK 1571996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	October 28, 2022
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of November 30, 2022, there were 716,128,296 shares of the registrant’s common stock outstanding, consisting of 242,297,546 outstanding shares of Class C Common Stock, 378,480,523 outstanding shares of Class A Common Stock, and 95,350,227 outstanding shares of Class B Common Stock.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “may,” “will,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “aim,” “seek,” and similar expressions as they relate to us or our management are intended to identify these forward-looking statements. All statements by us regarding our expected financial position, revenues, cash flows and other operating results, business strategy, legal proceedings (including the risk associated with final court approval of the litigation settlement agreement described in this report), future responses to and effects of the coronavirus disease 2019 (“COVID-19”), and similar matters are forward-looking statements. Our expectations expressed or implied in these forward-looking statements may not turn out to be correct. Our results could be materially different from our expectations because of various risks, including the risks discussed in “Part I — Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2022, in this report and in our other periodic and current reports filed with the Securities and Exchange Commission (“SEC”). Any forward-looking statement speaks only as of the date as of which such statement is made, and, except as required by law, we undertake no obligation to update any forward-looking statement after the date as of which such statement was made, whether to reflect changes in circumstances or our expectations, the occurrence of unanticipated events, or otherwise.

DELL TECHNOLOGIES INC.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in millions; unaudited)

	October 28, 2022	January 28, 2022
ASSETS
Current assets:
Cash and cash equivalents	$4,909	$9,477
Accounts receivable, net of allowance of $75 and $90	11,431	12,912
Due from related party, net	203	131
Short-term financing receivables, net of allowance of $132 and $142 (Note 5)	4,915	5,089
Inventories	6,172	5,898
Other current assets	11,157	11,526
Total current assets	38,787	45,033
Property, plant, and equipment, net	5,847	5,415
Long-term investments	1,534	1,839
Long-term financing receivables, net of allowance of $54 and $47 (Note 5)	5,659	5,522
Goodwill	19,366	19,770
Intangible assets, net	6,728	7,461
Due from related party, net	612	710
Other non-current assets	6,639	6,985
Total assets	$85,172	$92,735
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$6,767	$5,823
Accounts payable	22,507	27,143
Due to related party	712	1,414
Accrued and other	7,915	7,578
Short-term deferred revenue	14,106	14,261
Total current liabilities	52,007	56,219
Long-term debt	20,562	21,131
Long-term deferred revenue	12,983	13,312
Other non-current liabilities	2,988	3,653
Total liabilities	88,540	94,315
Commitments and contingencies (Note 11)
Stockholders’ equity (deficit):
Common stock and capital in excess of $0.01 par value (Note 14)	8,216	7,898
Treasury stock at cost	(3,663)	(964)
Accumulated deficit	(7,102)	(8,188)
Accumulated other comprehensive loss	(920)	(431)
Total Dell Technologies Inc. stockholders’ equity (deficit)	(3,469)	(1,685)
Non-controlling interests	101	105
Total stockholders’ equity (deficit)	(3,368)	(1,580)
Total liabilities and stockholders’ equity	$85,172	$92,735

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended
	October 28, 2022	October 29, 2021	October 28, 2022	October 29, 2021
Net revenue:
Products	$18,938	$20,979	$60,212	$57,361
Services	5,783	5,445	17,050	15,844
Total net revenue	24,721	26,424	77,262	73,205
Cost of net revenue (a):
Products	15,601	17,833	50,281	47,959
Services	3,413	3,057	10,051	8,973
Total cost of net revenue	19,014	20,890	60,332	56,932
Gross margin	5,707	5,534	16,930	16,273
Operating expenses:
Selling, general, and administrative	3,268	3,838	10,364	11,257
Research and development	677	650	1,984	1,966
Total operating expenses	3,945	4,488	12,348	13,223
Operating income	1,762	1,046	4,582	3,050
Interest and other, net	(1,308)	3,501	(2,280)	2,921
Income before income taxes	454	4,547	2,302	5,971
Income tax expense	213	864	486	1,000
Net income from continuing operations	241	3,683	1,816	4,971
Income from discontinued operations, net of income taxes (Note 2)	—	205	—	735
Net income	241	3,888	1,816	5,706
Less: Net loss attributable to non-controlling interests	(4)	(2)	(12)	(5)
Less: Net income attributable to non-controlling interests of discontinued operations	—	47	—	150
Net income attributable to Dell Technologies Inc.	$245	$3,843	$1,828	$5,561

Earnings per share attributable to Dell Technologies Inc. — basic:
Continuing operations	$0.34	$4.81	$2.47	$6.53
Discontinued operations	$—	$0.21	$—	$0.77

Earnings per share attributable to Dell Technologies Inc. — diluted:
Continuing operations	$0.33	$4.68	$2.41	$6.34
Discontinued operations	$—	$0.19	$—	$0.74

(a) Includes related party cost of net revenue as follows (Note 16):
Products	$281	$355	$962	$1,061
Services	$733	$636	$2,204	$1,830

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended		Nine Months Ended
	October 28, 2022	October 29, 2021	October 28, 2022	October 29, 2021
Net income	$241	$3,888	$1,816	$5,706

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(196)	(61)	(620)	(201)
Cash flow hedges:
Change in unrealized gains	306	86	844	150
Reclassification adjustment for net gains included in net income	(324)	(74)	(726)	(34)
Net change in cash flow hedges	(18)	12	118	116
Pension and other postretirement plans:
Recognition of actuarial net gains (losses) from pension and other postretirement plans	(2)	1	11	2
Reclassification adjustments for net losses from pension and other postretirement plans	1	1	1	3
Net change in actuarial net gains (losses) from pension and other postretirement plans	(1)	2	12	5

Total other comprehensive (loss), net of tax expense of $6 and $1, respectively, and $14 and $6, respectively	(215)	(47)	(490)	(80)
Comprehensive income, net of tax	26	3,841	1,326	5,626
Less: Net income (loss) attributable to non-controlling interests	(4)	45	(12)	145
Less: Other comprehensive (loss) attributable to non-controlling interests	—	—	(1)	—
Comprehensive income attributable to Dell Technologies Inc.	$30	$3,796	$1,339	$5,481

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; continued on next page; unaudited)

	Nine Months Ended
	October 28, 2022	October 29, 2021
Cash flows from operating activities:
Net income	$1,816	$5,706
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,302	3,721
Stock-based compensation expense	703	1,406
Deferred income taxes	(745)	(450)
Other, net (a)	648	(4,312)
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	803	(1,587)
Financing receivables	(286)	234
Inventories	(485)	(2,063)
Other assets and liabilities	430	(1,624)
Due from/to related party, net	(641)	—
Accounts payable	(4,466)	5,149
Deferred revenue	772	1,034
Change in cash from operating activities	851	7,214
Cash flows from investing activities:
Purchases of investments	(101)	(320)
Maturities and sales of investments	99	454
Capital expenditures and capitalized software development costs	(2,244)	(2,056)
Acquisition of businesses and assets, net	—	(16)
Divestitures of businesses and assets, net	—	3,957
Other	18	34
Change in cash from investing activities	(2,228)	2,053
Cash flows from financing activities:
Proceeds from the issuance of common stock	5	326
Repurchases of parent common stock	(3,090)	(35)
Repurchases of subsidiary common stock	(8)	(1,174)
Payments of dividends to stockholders	(728)	—
Proceeds from debt	8,779	13,037
Repayments of debt	(8,079)	(13,069)
Debt-related costs and other, net	(17)	(113)
Change in cash from financing activities	(3,138)	(1,028)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(343)	(54)
Change in cash, cash equivalents, and restricted cash	(4,858)	8,185
____________________
(a)    During the nine months ended October 29, 2021, other, net, includes $4.0 billion pre-tax gain on the sale of Boomi.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued; in millions; unaudited)

	Nine Months Ended
	October 28, 2022	October 29, 2021
Change in cash, cash equivalents, and restricted cash	(4,858)	8,185
Cash, cash equivalents, and restricted cash at beginning of the period, including cash attributable to discontinued operations	10,082	15,184
Cash, cash equivalents, and restricted cash at end of the period, including cash attributable to discontinued operations	5,224	23,369
Less: Cash, cash equivalents, and restricted cash attributable to discontinued operations	—	12,553
Cash, cash equivalents, and restricted cash from continuing operations	$5,224	$10,816

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in millions; continued on next page; unaudited)

	Common Stock and Capital in Excess of Par Value		Treasury Stock
Three Months Ended October 28, 2022	Issued Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Dell Technologies Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Stockholders’ Equity (Deficit)
Balances as of July 29, 2022	796	$8,005	62	$(3,054)	$(7,106)	$(705)	$(2,860)	$105	$(2,755)
Net income	—	—	—	—	245	—	245	(4)	241
Dividends and dividend equivalents declared ($0.33 per common share)	—	—	—	—	(241)	—	(241)	—	(241)
Foreign currency translation adjustments	—	—	—	—	—	(196)	(196)	—	(196)
Cash flow hedges, net change	—	—	—	—	—	(18)	(18)	—	(18)
Pension and other post-retirement	—	—	—	—	—	(1)	(1)	—	(1)
Issuance of common stock	1	(22)	—	—	—	—	(22)	—	(22)
Stock-based compensation expense	—	226	—	—	—	—	226	9	235
Treasury stock repurchases	—	—	17	(609)	—	—	(609)	—	(609)
Impact from equity transactions of non-controlling interests	—	7	—	—	—	—	7	(9)	(2)
Balances as of October 28, 2022	797	$8,216	79	$(3,663)	$(7,102)	$(920)	$(3,469)	$101	$(3,368)

	Common Stock and Capital in Excess of Par Value		Treasury Stock
Nine Months Ended October 28, 2022	Issued Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Dell Technologies Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Stockholders’ Equity (Deficit)
Balances as of January 28, 2022	777	$7,898	20	$(964)	$(8,188)	$(431)	$(1,685)	$105	$(1,580)
Net income	—	—	—	—	1,828	—	1,828	(12)	1,816
Dividends and dividend equivalents declared ($0.99 per common share)	—	—	—	—	(742)	—	(742)	—	(742)
Foreign currency translation adjustments	—	—	—	—	—	(619)	(619)	(1)	(620)
Cash flow hedges, net change	—	—	—	—	—	118	118	—	118
Pension and other post-retirement	—	—	—	—	—	12	12	—	12
Issuance of common stock	20	(366)	—	—	—	—	(366)	—	(366)
Stock-based compensation expense	—	677	—	—	—	—	677	26	703
Treasury stock repurchases	—	—	59	(2,699)	—	—	(2,699)	—	(2,699)
Impact from equity transactions of non-controlling interests	—	7	—	—	—	—	7	(17)	(10)
Balances as of October 28, 2022	797	$8,216	79	$(3,663)	$(7,102)	$(920)	$(3,469)	$101	$(3,368)
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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 — OVERVIEW AND BASIS OF PRESENTATION

Dell Technologies Inc. is a leading global end-to-end technology provider that designs, develops, manufactures, markets, sells, and supports a wide range of comprehensive and integrated solutions, products, and services. Dell Technologies offerings include servers and networking, storage, cloud solutions, desktops, notebooks, services, software, and third-party software and peripherals. References in these Notes to the Condensed Consolidated Financial Statements to the “Company” or “Dell Technologies” mean Dell Technologies Inc. individually and together with its consolidated subsidiaries.

Basis of Presentation — The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes filed with the U.S. Securities and Exchange Commission (“SEC”) in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2022. These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company as of October 28, 2022 and January 28, 2022, the results of its operations, corresponding comprehensive income, statement of stockholders’ equity for the three and nine months ended October 28, 2022 and October 29, 2021, and cash flows for the nine months ended October 28, 2022 and October 29, 2021.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and the accompanying Notes. Actual results could differ materially from those estimates. The results of its operations, corresponding comprehensive income, statement of stockholders’ equity for the three and nine months ended October 28, 2022 and October 29, 2021, and cash flows for the nine months ended October 28, 2022 and October 29, 2021 are not necessarily indicative of the results to be expected for the full fiscal year or for any other fiscal period.

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

Secureworks — As of October 28, 2022 and January 28, 2022, the Company held approximately 82.7% and 83.9%, respectively, of the outstanding equity interest in Secureworks, excluding restricted stock awards (“RSAs”), and approximately 82.7% and 83.1%, respectively, of the equity interest, including RSAs. The portion of the results of operations of Secureworks allocable to its other owners is shown as net income (loss) attributable to the non-controlling interests in the Condensed Consolidated Statements of Income, as an adjustment to net income attributable to Dell Technologies stockholders. The non-controlling interests’ share of equity in Secureworks is reflected as a component of the non-controlling interests in the Condensed Consolidated Statements of Financial Position and was $101 million and $105 million as of October 28, 2022 and January 28, 2022, respectively.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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

In accordance with applicable accounting guidance, the results of VMware, excluding Dell Technologies' resale of VMware offerings, are presented as discontinued operations in the Condensed Consolidated Statements of Income and, as such, have been excluded from both continuing operations and segment results for the three and nine months ended October 29, 2021. The Condensed Consolidated Statements of Cash Flows are presented on a consolidated basis for both continuing operations and discontinued operations. See Note 2 of the Notes to the Condensed Consolidated Financial Statements for additional information on the VMware Spin-off.

Boomi Divestiture — On October 1, 2021, Dell Technologies completed the sale of Boomi, Inc. (“Boomi”) and certain related assets. At the completion of the sale, the Company received total cash consideration of approximately $4.0 billion, resulting in a pre-tax gain on sale of $4.0 billion recognized in interest and other, net on the Condensed Consolidated Statements of Income. The Company ultimately recorded a $3.0 billion gain, net of $1.0 billion in tax expense. The transaction was intended to support general corporate purposes and fuel growth initiatives through targeted investments to modernize Dell Technologies’ core infrastructure and by expanding in high-priority areas, including hybrid and private cloud, edge, telecommunications solutions, and the Company’s Dell APEX offerings. Prior to the divestiture, Boomi’s operating results were included within other businesses and the divestiture did not qualify for presentation as a discontinued operation.

Other Events — During the nine months ended October 28, 2022, Dell Technologies recognized $181 million in costs associated with exiting the Company’s business in Russia, primarily related to asset impairments and other exit related costs.

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

In accordance with applicable accounting guidance, the results of VMware, excluding Dell Technologies’ resale of VMware offerings, are presented as discontinued operations in the Condensed Consolidated Statements of Income and, as such, have been excluded from both continuing operations and segment results for the three and nine months ended October 29, 2021. The Condensed Consolidated Statements of Cash Flows are presented on a consolidated basis for both continuing operations and discontinued operations.

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

The following table presents key components of “Income from discontinued operations, net of income taxes” for the three and nine months ended October 29, 2021:

	Three Months Ended	Nine Months Ended
	October 29, 2021	October 29, 2021

	(in millions)
Net revenue	$1,970	$5,798
Cost of net revenue	(556)	(1,632)
Operating expenses	2,223	6,384
Interest and other, net	65	232
Income from discontinued operations before income taxes	238	814
Income tax expense	33	79
Income from discontinued operations, net of income taxes	$205	$735
____________________
The table above reflects the offsetting effects of historical intercompany transactions which are presented on a gross basis within continuing operations on the Condensed Consolidated Statements of Income.

The following table presents significant cash flow items from discontinued operations for the nine months ended October 29, 2021 included within the Condensed Consolidated Statements of Cash Flows:

Nine Months Ended
October 29, 2021
(in millions)
Depreciation and amortization	$1,004
Capital expenditures	$263
Stock-based compensation expense	$814

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 3 — FAIR VALUE MEASUREMENTS

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

	October 28, 2022				January 28, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

	(in millions)
Assets:
Money market funds	$709	$—	$—	$709	$3,737	$—	$—	$3,737
Marketable equity and other securities	50	—	—	50	86	—	—	86
Derivative instruments	—	730	—	730	—	253	—	253
Total assets	$759	$730	$—	$1,489	$3,823	$253	$—	$4,076
Liabilities:
Derivative instruments	$—	$147	$—	$147	$—	$138	$—	$138
Total liabilities	$—	$147	$—	$147	$—	$138	$—	$138

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

Deferred Compensation Plans —The Company offers deferred compensation plans for eligible employees, which allow participants to defer a portion of their compensation. Assets were the same as liabilities associated with the plans at approximately $166 million and $192 million as of October 28, 2022 and January 28, 2022, respectively, and are included in other assets and other liabilities on the Condensed Consolidated Statements of Financial Position. The net impact to the Condensed Consolidated Statements of Income is not material since changes in the fair value of the assets substantially offset changes in the fair value of the liabilities. As such, assets and liabilities associated with these plans have not been included in the recurring fair value table above.

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

As of October 28, 2022 and January 28, 2022, the Company held strategic investments in non-marketable equity and other securities of $1.3 billion and $1.4 billion, respectively. As these investments represent early-stage companies without readily determinable fair values, they are not included in the recurring fair value table above. See Note 4 of the Notes to the Condensed Consolidated Financial Statements for additional information about our strategic investments.

Carrying Value and Estimated Fair Value of Outstanding Debt — The following table presents the carrying value and estimated fair value of the Company’s outstanding debt as described in Note 7 of the Notes to the Condensed Consolidated Financial Statements, including the current portion, as of the dates indicated:

	October 28, 2022		January 28, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value

	(in billions)
Senior Notes	$16.2	$15.3	$16.1	$18.5
Legacy Notes and Debentures	$0.9	$0.9	$0.8	$1.1

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

As of October 28, 2022 and January 28, 2022, total investments were $1.6 billion and $1.8 billion, respectively.

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

Carrying Value of Equity and Other Securities

The following table presents the cost, cumulative unrealized gains, cumulative unrealized losses, and carrying value of the Company's strategic investments in marketable and non-marketable equity securities as of the dates indicated:

	October 28, 2022				January 28, 2022
	Cost	Unrealized Gain	Unrealized Loss	Carrying Value	Cost	Unrealized Gain	Unrealized Loss	Carrying Value

	(in millions)
Marketable	$56	$17	$(23)	$50	$126	$79	$(119)	$86
Non-marketable	717	961	(411)	1,267	593	900	(52)	1,441
Total equity and other securities	$773	$978	$(434)	$1,317	$719	$979	$(171)	$1,527

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Gains and Losses on Equity and Other Securities

The following table presents unrealized gains and losses on marketable and non-marketable equity and other securities for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 28, 2022	October 29, 2021	October 28, 2022	October 29, 2021

	(in millions)
Marketable securities
Unrealized gain	$50	$—	$57	$40
Unrealized loss	(10)	(51)	(29)	(133)
Net unrealized gain (loss)	40	(51)	28	(93)
Non-marketable securities
Unrealized gain	—	87	72	416
Unrealized loss	(13)	(12)	(333)	(35)
Net unrealized gain (loss) (a) (b)	(13)	75	(261)	381
Net unrealized gain (loss) on equity and other securities	$27	$24	$(233)	$288
____________________
(a)    For the three and nine months ended October 28, 2022, net unrealized losses on non-marketable securities were primarily attributable to the recognition of impairments on equity and other securities, which were generally in line with extended public equity market declines. In evaluating these investments for impairment, the Company used inputs including pre- and post-money valuations of recent financing events and the impact of those events on its fully diluted ownership percentages, as well as other available information regarding the issuer’s historical and forecasted performance.
(b) For the three and nine months ended October 29, 2021, net unrealized gains on non-marketable securities were due to upward adjustments for observable price changes offset by losses primarily attributable to downward adjustments for observable price changes.

Fixed Income Debt Securities

The Company has fixed income debt securities carried at amortized cost which are held as collateral for borrowings. The Company intends to hold the investments to maturity.

The following table summarizes the Company’s debt securities as of the dates indicated:

	October 28, 2022				January 28, 2022
	Cost	Unrealized Gains	Unrealized Loss	Carrying Value	Cost	Unrealized Gains	Unrealized Loss	Carrying Value

	(in millions)
Fixed income debt securities	$348	$37	$(94)	$291	$333	$26	$(47)	$312

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 5 — FINANCIAL SERVICES

The Company offers or arranges various financing options and services and alternative payment structures for its customers globally primarily through Dell Financial Services and its affiliates (“DFS”). The Company also arranges financing for some of its customers in various countries where DFS does not currently operate as a captive enterprise. The key activities of DFS include originating, collecting, and servicing customer financing arrangements primarily related to the purchase or use of Dell Technologies products and services. In some cases, DFS also offers financing for the purchase of third-party technology products that complement the Dell Technologies portfolio of products and services. New financing originations were $2.3 billion and $2.0 billion for the three months ended October 28, 2022 and October 29, 2021, respectively, and $6.7 billion and $5.8 billion for the nine months ended October 28, 2022 and October 29, 2021, respectively.

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

The Company further strengthens customer relationships through flexible consumption models, including utility, subscription, and as-a-Service models, which enable the Company to offer its customers the option to pay over time to provide them with financial flexibility to meet their changing technological requirements.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Financing Receivables

The following table presents the components of the Company’s financing receivables segregated by portfolio segment as of the dates indicated:

	October 28, 2022			January 28, 2022
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total

	(in millions)
Financing receivables, net:
Customer receivables, gross (a)	$685	$9,938	$10,623	$750	$9,833	$10,583
Allowances for losses	(87)	(99)	(186)	(102)	(87)	(189)
Customer receivables, net	598	9,839	10,437	648	9,746	10,394
Residual interest	—	137	137	—	217	217
Financing receivables, net	$598	$9,976	$10,574	$648	$9,963	$10,611
Short-term	$598	$4,317	$4,915	$648	$4,441	$5,089
Long-term	$—	$5,659	$5,659	$—	$5,522	$5,522
____________________
(a)    Customer receivables, gross include amounts due from customers under revolving loans, fixed-term loans, fixed-term sales-type or direct financing leases, and accrued interest.

The following table presents the changes in allowance for financing receivable losses for the periods indicated:

	Three Months Ended
	October 28, 2022			October 29, 2021
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total

	(in millions)
Allowance for financing receivable losses:
Balances at beginning of period	$91	$92	$183	$126	$161	$287
Charge-offs, net of recoveries	(12)	(1)	(13)	(9)	(20)	(29)
Provision charged to income statement	8	8	16	(5)	(28)	(33)
Balances at end of period	$87	$99	$186	$112	$113	$225

	Nine Months Ended
	October 28, 2022			October 29, 2021
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total

	(in millions)
Allowance for financing receivable losses:
Balances at beginning of period	$102	$87	$189	$148	$173	$321
Charge-offs, net of recoveries	(37)	(5)	(42)	(32)	(25)	(57)
Provision charged to income statement	22	17	39	(4)	(35)	(39)
Balances at end of period	$87	$99	$186	$112	$113	$225

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Aging

The following table presents the aging of the Company’s customer financing receivables, gross, including accrued interest, segregated by class, as of the dates indicated:

	October 28, 2022				January 28, 2022
	Current	Past Due 1 — 90 Days	Past Due >90 Days	Total	Current	Past Due 1 — 90 Days	Past Due >90 Days	Total

	(in millions)
Revolving — DPA	$444	$42	$15	$501	$520	$40	$11	$571
Revolving — DBC	165	16	3	184	158	18	3	179
Fixed-term — Consumer and Commercial	9,524	391	23	9,938	9,444	345	44	9,833
Total customer receivables, gross	$10,133	$449	$41	$10,623	$10,122	$403	$58	$10,583

Aging is likely to fluctuate as a result of the variability in volume of large transactions entered into over the period, and the administrative processes that accompany those transactions. Aging is also impacted by the timing of the Company’s fiscal period end date relative to calendar month-end customer payment due dates.  As a result of these factors, fluctuations in aging from period to period do not necessarily indicate a material change in the collectibility of the portfolio.

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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Credit Quality

The following tables present customer receivables, gross, including accrued interest, by credit quality indicator segregated by class, as of the dates indicated:

	October 28, 2022
	Fixed-term — Consumer and Commercial
	Fiscal Year of Origination
	2023	2022	2021	2020	2019	Years Prior	Revolving — DPA	Revolving — DBC	Total

	(in millions)
Higher	$2,504	$2,055	$1,086	$447	$70	$2	$124	$49	$6,337
Mid	946	691	450	154	30	2	144	54	2,471
Lower	791	416	199	81	12	2	233	81	1,815
Total	$4,241	$3,162	$1,735	$682	$112	$6	$501	$184	$10,623

	January 28, 2022
	Fixed-term — Consumer and Commercial
	Fiscal Year of Origination
	2022	2021	2020	2019	2018	Years Prior	Revolving — DPA	Revolving — DBC	Total

	(in millions)
Higher	$3,279	$1,824	$914	$221	$25	$3	$150	$46	$6,462
Mid	1,071	751	329	94	17	—	166	57	2,485
Lower	599	450	208	42	6	—	255	76	1,636
Total	$4,949	$3,025	$1,451	$357	$48	$3	$571	$179	$10,583

The categories shown in the tables above segregate customer receivables based on the relative degrees of credit risk. The credit quality indicators for DPA revolving accounts are measured primarily as of each quarter-end date, while all other indicators are generally updated on a periodic basis.

For DPA revolving receivables shown in the table above, the Company makes credit decisions based on proprietary scorecards, which include the customer’s credit history, payment history, credit usage, and other credit agency-related elements. The higher quality category includes prime accounts generally of a higher credit quality that are comparable to U.S. customer FICO scores of 720 or above. The mid category represents the mid-tier accounts that are comparable to U.S. customer FICO scores from 660 to 719. The lower category is generally sub-prime and represents lower credit quality accounts that are comparable to U.S. customer FICO scores below 660. For the DBC revolving receivables and fixed-term commercial receivables shown in the table above, an internal grading system is utilized that assigns a credit level score based on a number of considerations, including liquidity, operating performance, and industry outlook. The grading criteria and classifications for the fixed-term products differ from those for the revolving products as loss experience varies between these product and customer groups. The credit quality categories cannot be compared between the different classes as loss experience varies substantially between the classes.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Leases

The following table presents the net revenue, cost of net revenue, and gross margin recognized at the commencement date of sales-type leases for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 28, 2022	October 29, 2021	October 28, 2022	October 29, 2021

	(in millions)
Net revenue — products	$207	$183	$646	$607
Cost of net revenue — products	164	162	532	467
Gross margin — products	$43	$21	$114	$140

The following table presents the future maturity of the Company’s fixed-term customer leases and associated financing payments, and reconciles the undiscounted cash flows to the customer receivables, gross recognized on the Condensed Consolidated Statements of Financial Position as of the date indicated:

October 28, 2022
(in millions)
Fiscal 2023 (remaining three months)	$723
Fiscal 2024	2,191
Fiscal 2025	1,524
Fiscal 2026	895
Fiscal 2027 and beyond	387
Total undiscounted cash flows	5,720
Fixed-term loans	4,864
Revolving loans	685
Less: Unearned income	(646)
Total customer receivables, gross	$10,623

Operating Leases

The following table presents the components of the Company’s operating lease portfolio included in property, plant, and equipment, net as of the dates indicated:

	October 28, 2022	January 28, 2022

	(in millions)
Equipment under operating lease, gross	$3,417	$2,643
Less: Accumulated depreciation	(1,336)	(935)
Equipment under operating lease, net	$2,081	$1,708

The following table presents operating lease income related to lease payments and depreciation expense for the Company’s operating lease portfolio for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 28, 2022	October 29, 2021	October 28, 2022	October 29, 2021

	(in millions)
Income related to lease payments	$297	$187	$782	$510
Depreciation expense	$212	$140	$571	$383

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents the future payments to be received by the Company as lessor in operating lease contracts as of the date indicated:

October 28, 2022
(in millions)
Fiscal 2023 (remaining three months)	$287
Fiscal 2024	865
Fiscal 2025	604
Fiscal 2026	256
Fiscal 2027 and beyond	65
Total	$2,077

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
The following table presents DFS debt as of the dates indicated and excludes the allocated portion of the Company’s other borrowings, which represents the additional amount considered to fund the DFS business:

	October 28, 2022	January 28, 2022

DFS debt	(in millions)
DFS U.S. debt:
Asset-based financing and securitization facilities	$3,226	$3,054
Fixed-term securitization offerings	3,302	3,011
Other	87	135
Total DFS U.S. debt	6,615	6,200
DFS international debt:
Securitization facility	688	739
Other borrowings	1,004	785
Note payable	250	250
Dell Bank senior unsecured eurobonds	1,494	1,672
Total DFS international debt	3,436	3,446
Total DFS debt	$10,051	$9,646
Total short-term DFS debt	$5,626	$5,803
Total long-term DFS debt	$4,425	$3,843

DFS U.S. Debt

Asset-Based Financing and Securitization Facilities — The Company maintains separate asset-based financing facilities and a securitization facility in the United States, which are revolving facilities for fixed-term leases and loans and for revolving loans, respectively. This debt is collateralized solely by the U.S. loan and lease payments and associated equipment in the facilities. The debt has a variable interest rate, and the duration of the debt is based on the terms of the underlying loan and lease payment streams. As of October 28, 2022, the total debt capacity related to the U.S. asset-based financing and securitization facilities was $5.0 billion. The Company enters into interest swap agreements to effectively convert a portion of this debt from a floating rate to a fixed rate. See Note 8 of the Notes to the Condensed Consolidated Financial Statements for additional information about interest rate swaps.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company’s U.S. securitization facility for revolving loans is effective through June 25, 2025. The Company’s two U.S. asset-based financing facilities for fixed-term leases and loans are effective through July 10, 2023 and June 21, 2024, respectively.

The asset-based financing and securitization facilities contain standard structural features related to the performance of the funded receivables, which include defined credit losses, delinquencies, average credit scores, and minimum collection requirements. In the event one or more of these criteria are not met and the Company is unable to restructure the facility, no further funding of receivables will be permitted and the timing of the Company’s expected cash flows from over-collateralization will be delayed. As of October 28, 2022, these criteria were met.

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

DFS International Debt

Securitization Facility — The Company maintains a securitization facility in Europe for fixed-term leases and loans. This facility is effective through December 21, 2022 and had a total debt capacity of $797 million as of October 28, 2022. Subsequent to October 28, 2022, the Company extended the term of this facility to be effective through December 21, 2024.

The securitization facility contains standard structural features related to the performance of the securitized receivables, which include defined credit losses, delinquencies, average credit scores, and minimum collection requirements. In the event one or more of these criteria are not met and the Company is unable to restructure the program, no further funding of receivables will be permitted and the timing of the Company’s expected cash flows from over-collateralization will be delayed. As of October 28, 2022, these criteria were met.

Other Borrowings — In connection with the Company’s international financing operations, the Company has entered into revolving structured financing debt programs related to its fixed-term lease and loan products sold in Canada, Europe, Australia, and New Zealand. The Canadian facility, which is collateralized solely by Canadian loan and lease payments and associated equipment, had a total debt capacity of $332 million as of October 28, 2022 and is effective through January 16, 2025. The European facility, which is collateralized solely by European loan and lease payments and associated equipment, had a total debt capacity of $598 million as of October 28, 2022 and is effective through December 14, 2023. The Australia and New Zealand facility, which is collateralized solely by Australia and New Zealand loan and lease payments and associated equipment, had a total debt capacity of $290 million as of October 28, 2022 and is effective through April 20, 2023.

Note Payable — On May 25, 2022, the Company entered into an unsecured credit agreement to fund receivables in Mexico. As of October 28, 2022, the aggregate principal amount of the note payable was $250 million. The note bears interest at an annual rate of 4.24% and will mature on May 31, 2024.

Dell Bank Senior Unsecured Eurobonds — On June 24, 2020, Dell Bank issued 500 million Euro of 1.625% senior unsecured four year eurobonds due June 2024. On October 27, 2021, Dell Bank issued 500 million Euro of 0.5% senior unsecured five year eurobonds due October 2026. On October 18, 2022, Dell Bank issued 500 million Euro of 4.5% senior unsecured five year eurobonds due October 2027. The issuances of the senior unsecured eurobonds support the expansion of the financing operations in Europe.

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

The following table presents the assets and liabilities held by the consolidated VIEs as of the dates indicated, which are included in the Condensed Consolidated Statements of Financial Position:

	October 28, 2022	January 28, 2022

	(in millions)
Assets held by consolidated VIEs
Other current assets	$302	$535
Financing receivables, net of allowance
Short-term	$3,791	$3,368
Long-term	$3,022	$3,141
Property, plant, and equipment, net	$1,094	$945
Liabilities held by consolidated VIEs
Debt, net of unamortized debt issuance costs
Short-term	$4,996	$4,560
Long-term	$2,207	$2,235

Lease and loan payments and associated equipment transferred via securitization through SPEs were $1.6 billion and $1.4 billion for the three months ended October 28, 2022 and October 29, 2021, respectively, and $4.5 billion and $4.1 billion for the nine months ended October 28, 2022 and October 29, 2021, respectively.

Customer Receivable Sales

To manage certain concentrations of customer credit exposure, the Company may sell selected fixed-term customer receivables to unrelated third parties on a periodic basis, without recourse. The amount of customer receivables sold for this purpose was $431 million and $180 million for the nine months ended October 28, 2022 and October 29, 2021, respectively. The Company’s continuing involvement in these customer receivables is primarily limited to servicing arrangements.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 6 — LEASES

The Company enters into leasing transactions in which the Company is the lessee. These lease contracts are typically classified as operating leases. The Company’s lease contracts are generally for office buildings used to conduct its business, and the determination of whether such contracts contain leases generally does not require significant estimates or judgments. The Company also leases certain global logistics warehouses, employee vehicles, and equipment. As of October 28, 2022, the remaining terms of the Company’s leases range from less than one month to approximately ten years. As of October 28, 2022 and January 28, 2022, there were no material finance leases for which the Company was a lessee.

The Company also enters into leasing transactions in which the Company is the lessor, primarily through customer financing arrangements offered through DFS. DFS originates leases that are primarily classified as either sales-type leases or operating leases. See Note 5 of the Notes to the Condensed Consolidated Financial Statements for more information on the Company’s lessor arrangements.

The following table presents components of lease costs included in the Condensed Consolidated Statements of Income for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 28, 2022	October 29, 2021	October 28, 2022	October 29, 2021

	(in millions)
Operating lease costs	$67	$81	$207	$261
Variable costs	25	28	73	75
Total lease costs	$92	$109	$280	$336

During the nine months ended October 28, 2022 and October 29, 2021, sublease income, finance lease costs, and short-term lease costs were immaterial.

The following table presents supplemental information related to operating leases included in the Condensed Consolidated Statements of Financial Position as of the dates indicated:

	Classification	October 28, 2022	January 28, 2022

		(in millions, except for term and discount rate)
Operating lease right-of-use assets	Other non-current assets	$727	$871

Current operating lease liabilities	Accrued and other current liabilities	$247	$287
Non-current operating lease liabilities	Other non-current liabilities	584	720
Total operating lease liabilities		$831	$1,007

Weighted-average remaining lease term (in years)		5.17	5.51
Weighted-average discount rate		3.26%	3.01%

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents supplemental cash flow information related to leases for the periods indicated:

	Nine Months Ended
	October 28, 2022	October 29, 2021

	(in millions)
Cash paid for amounts included in the measurement of lease liabilities — operating cash outflows from operating leases (a)	$230	$379

Right-of-use assets obtained in exchange for new operating lease liabilities	$134	$132
____________________
(a) Cash paid for amounts included in the measurement of lease liabilities - operating cash outflows from operating leases from discontinued operations was $135 million for the nine months ended October 29, 2021.

The following table presents the future maturity of the Company’s operating lease liabilities under non-cancelable leases and reconciles the undiscounted cash flows for these leases to the lease liability recognized on the Condensed Consolidated Statements of Financial Position as of the date indicated:

October 28, 2022
(in millions)
Fiscal 2023 (remaining three months)	$65
Fiscal 2024	231
Fiscal 2025	170
Fiscal 2026	134
Fiscal 2027	103
Thereafter	197
Total lease payments	900
Less: Imputed interest	(69)
Total	$831
Current operating lease liabilities	$247
Non-current operating lease liabilities	$584

As of October 28, 2022, the Company’s undiscounted operating leases that had not yet commenced were immaterial.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 7 — DEBT

The following table summarizes the Company’s outstanding debt as of the dates indicated:

	October 28, 2022	January 28, 2022

	(in millions)
Senior Notes:
5.45% due June 2023	$1,000	$1,000
4.00% due July 2024	1,000	1,000
5.85% due July 2025	1,000	1,000
6.02% due June 2026	4,500	4,500
4.90% due October 2026	1,750	1,750
6.10% due July 2027	500	500
5.30% due October 2029	1,750	1,750
6.20% due July 2030	750	750
8.10% due July 2036	1,000	1,000
3.38% due December 2041	1,000	1,000
8.35% due July 2046	800	800
3.45% due December 2051	1,250	1,250
Legacy Notes and Debentures:
7.10% due April 2028	300	300
6.50% due April 2038	388	388
5.40% due September 2040	264	264
DFS Debt (Note 5)	10,051	9,646
Other	287	337
Total debt, principal amount	$27,590	$27,235
Unamortized discount, net of unamortized premium	(126)	(134)
Debt issuance costs	(135)	(147)
Total debt, carrying value	$27,329	$26,954
Total short-term debt, carrying value	$6,767	$5,823
Total long-term debt, carrying value	$20,562	$21,131

Commercial Paper Program

On July 18, 2022, the Company established a commercial paper program under which the Company may issue unsecured notes in a maximum aggregate face amount of $5.0 billion outstanding at any time, with maturities up to 397 days from the date of issue. The notes will be sold on customary terms in the U.S. commercial paper market on a private placement basis. The proceeds of the notes will be used for general corporate purposes. As of October 28, 2022, the Company had no outstanding borrowings under the commercial paper program. Commercial paper issuances and repayments with maturities of 90 days or less are presented on a net basis within cash flows from financing activities on the Condensed Consolidated Statements of Cash Flows.

Outstanding Debt

Senior Notes — The Company completed private offerings of multiple series of senior notes which were issued on June 1, 2016, June 22, 2016, March 20, 2019, April 9, 2020, and December 13, 2021 in aggregate principal amounts of $20.0 billion, $3.3 billion, $4.5 billion, $2.3 billion, and $2.3 billion, respectively (together with the registered senior notes subsequently issued in exchange, the “Senior Notes”). Interest on these borrowings is payable semiannually.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

In June 2021, Dell International L.L.C. and EMC Corporation, wholly-owned subsidiaries of Dell Technologies Inc. and issuers of the Senior Notes (the “Issuers”), completed an offer to exchange any and all outstanding Senior Notes issued on June 1, 2016, March 20, 2019, and April 9, 2020 for senior notes registered under the Securities Act of 1933 having terms substantially identical to the terms of the outstanding Senior Notes. The Issuers issued $18.4 billion aggregate principal amount of registered Senior Notes in exchange for the same aggregate principal amount of unregistered Senior Notes. The aggregate principal amount of unregistered Senior Notes remaining outstanding following the settlement of the exchange offer was approximately $0.1 billion.

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

2021 Revolving Credit Facility — As of October 28, 2022, the Company’s revolving credit facility, which was entered into on November 1, 2021 (the “2021 Revolving Credit Facility”), matures on November 1, 2026. This facility provides the Company with revolving commitments in an aggregate principal amount of $5.0 billion as of October 28, 2022 for general corporate purposes, including liquidity support for the Company’s commercial paper program, and includes a letter of credit sub-facility of up to $0.5 billion and a swing-line loan sub-facility of up to $0.5 billion. The 2021 Revolving Credit Facility also allows the Company to obtain incremental additional commitments on one or more occasions in minimum amounts of $10 million.

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

As of October 28, 2022, available borrowings under the 2021 Revolving Credit Facility totaled $5.0 billion.

Subsequent to October 28, 2022, the Company entered into an amendment to the 2021 Revolving Credit Facility to (i) transition from a LIBOR-based borrowing rate to a borrowing rate based on SOFR (Secured Overnight Financing Rate), (ii) extend the maturity date by one year to November 1, 2027, and (iii) increase the revolving commitments by $1.0 billion to an aggregate principal amount of $6.0 billion. The other terms of the 2021 Revolving Credit Facility remain unchanged.

Covenants — The credit agreement governing the 2021 Revolving Credit Facility and the indentures governing the Senior Notes and the Legacy Notes and Debentures impose various limitations, subject to exceptions, on creating certain liens and entering into sale and lease-back transactions. The foregoing credit agreement and indentures contain customary events of default, including failure to make required payments, failure to comply with covenants, and the occurrence of certain events of bankruptcy and insolvency. The 2021 Revolving Credit Facility is also subject to an interest coverage ratio covenant that is tested at the end of each fiscal quarter with respect to the Company’s preceding four fiscal quarters. The Company was in compliance with this financial covenant as of October 28, 2022.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Aggregate Future Maturities

The following table presents the aggregate future maturities of the Company’s debt as of October 28, 2022 for the periods indicated:

	Maturities by Fiscal Year
	2023 (remaining three months)	2024	2025	2026	2027	Thereafter	Total

	(in millions)
Senior Notes	$—	$1,000	$1,000	$1,000	$6,250	$7,050	$16,300
Legacy Notes and Debentures	—	—	—	—	—	952	952
DFS Debt	2,166	4,154	2,424	255	552	500	10,051
Other	2	157	105	20	1	2	287
Total maturities, principal amount	2,168	5,311	3,529	1,275	6,803	8,504	27,590
Associated carrying value adjustments	(5)	(5)	(9)	(8)	(51)	(183)	(261)
Total maturities, carrying value amount	$2,163	$5,306	$3,520	$1,267	$6,752	$8,321	$27,329

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

During the three and nine months ended October 28, 2022 and October 29, 2021, the Company did not discontinue any cash flow hedges related to foreign exchange contracts that had a material impact on the Company’s results of operations due to the probability that the forecasted cash flows would not occur.

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

In connection with DFS operations in Europe, forward contracts are used to hedge financing receivables denominated in foreign currencies other than Euro. These contracts are not designated for hedge accounting and most expire within three years or less.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Derivative Instruments

The following table presents the notional amounts of outstanding derivative instruments as of the dates indicated:

	October 28, 2022	January 28, 2022

	(in millions)
Foreign exchange contracts:
Designated as cash flow hedging instruments	$8,987	$7,879
Non-designated as hedging instruments	5,967	8,713
Total	$14,954	$16,592
Interest rate contracts:
Non-designated as hedging instruments	$6,214	$6,715

The following tables present the effect of derivative instruments designated as hedging instruments on the Condensed Consolidated Statements of Financial Position and the Condensed Consolidated Statements of Income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in Accumulated OCI, Net of Tax, on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income
	(in millions)		(in millions)
For the three months ended October 28, 2022:
		Total net revenue	$324
Foreign exchange contracts	$306	Total cost of net revenue	—
Interest rate contracts	—	Interest and other, net	—
Total	$306		$324

For the three months ended October 29, 2021:
		Total net revenue	$65
Foreign exchange contracts	$86	Total cost of net revenue	8
Interest rate contracts	—	Interest and other, net	—
Total	$86	Income from discontinued operations	$1
		Total	$74

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in Accumulated OCI, Net of Tax, on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income
	(in millions)		(in millions)
For the nine months ended October 28, 2022:
		Total net revenue	$754
Foreign exchange contracts	$844	Total cost of net revenue	(28)
Interest rate contracts	—	Interest and other, net	—
Total	$844	Total	$726

For the nine months ended October 29, 2021:
		Total net revenue	$28
Foreign exchange contracts	$150	Total cost of net revenue	3
Interest rate contracts	—	Interest and other, net	—
Total	$150	Income from discontinued operations	$3
		Total	$34

The following table presents the effect of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Income as of the dates indicated:

	Three Months Ended		Nine Months Ended
	October 28, 2022	October 29, 2021	October 28, 2022	October 29, 2021	Location of Gain (Loss) Recognized

	(in millions)
Foreign exchange contracts	$71	$(97)	$(234)	$(269)	Interest and other, net
Interest rate contracts	46	4	64	1	Interest and other, net
Foreign exchange contracts	—	12	—	27	Income from discontinued operations
Total	$117	$(81)	$(170)	$(241)

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company presents its foreign exchange derivative instruments on a net basis in the Condensed Consolidated Statements of Financial Position due to the right of offset by its counterparties under master netting arrangements. The following tables present the fair value of those derivative instruments presented on a gross basis as of the dates indicated:

	October 28, 2022
	Other Current Assets	Other Non- Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value

	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange contracts in an asset position	$241	$—	$20	$—	$261
Foreign exchange contracts in a liability position	(34)	—	(4)	—	(38)
Net asset	207	—	16	—	223
Derivatives not designated as hedging instruments:
Foreign exchange contracts in an asset position	816	—	58	—	874
Foreign exchange contracts in a liability position	(465)	—	(121)	(3)	(589)
Interest rate contracts in an asset position	8	164	—	—	172
Interest rate contracts in a liability position	—	—	(1)	(96)	(97)
Net asset (liability)	359	164	(64)	(99)	360
Total derivatives at fair value	$566	$164	$(48)	$(99)	$583

	January 28, 2022
	Other Current Assets	Other Non- Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value

	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange contracts in an asset position	$135	$—	$50	$—	$185
Foreign exchange contracts in a liability position	(5)	—	(8)	—	(13)
Net asset	130	—	42	—	172
Derivatives not designated as hedging instruments:
Foreign exchange contracts in an asset position	280	2	106	—	388
Foreign exchange contracts in a liability position	(189)	—	(244)	(5)	(438)
Interest rate contracts in an asset position	—	30	—	—	30
Interest rate contracts in a liability position	—	—	—	(37)	(37)
Net asset (liability)	91	32	(138)	(42)	(57)
Total derivatives at fair value	$221	$32	$(96)	$(42)	$115

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following tables present the gross amounts of the Company’s derivative instruments, amounts offset due to master netting agreements with the Company’s counterparties, and the net amounts recognized in the Condensed Consolidated Statements of Financial Position as of the dates indicated:

	October 28, 2022
	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ (Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount of Assets/ (Liabilities) Recognized in the Statement of Financial Position
				Financial Instruments	Cash Collateral Received or Pledged

	(in millions)
Derivative instruments:
Financial assets	$1,307	$(577)	$730	$—	$—	$730
Financial liabilities	(724)	577	(147)	—	35	(112)
Total derivative instruments	$583	$—	$583	$—	$35	$618

	January 28, 2022
	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ (Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount of Assets/ (Liabilities) Recognized in the Statement of Financial Position
				Financial Instruments	Cash Collateral Received or Pledged

	(in millions)
Derivative instruments:
Financial assets	$603	$(350)	$253	$—	$—	$253
Financial liabilities	(488)	350	(138)	—	24	(114)
Total derivative instruments	$115	$—	$115	$—	$24	$139

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

The following table presents goodwill allocated to the Company’s reportable segments and changes in the carrying amount of goodwill as of the dates indicated:

	Infrastructure Solutions Group	Client Solutions Group	Other Businesses	Total

	(in millions)
Balances as of January 28, 2022	$15,106	$4,237	$427	$19,770
Impact of foreign currency translation and other	(398)	(5)	(1)	(404)
Balances as of October 28, 2022	$14,708	$4,232	$426	$19,366

Intangible Assets

The following table presents the Company’s intangible assets as of the dates indicated:

	October 28, 2022			January 28, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

	(in millions)
Customer relationships	$16,957	$(14,340)	$2,617	$16,956	$(13,938)	$3,018
Developed technology	9,631	(8,708)	923	9,635	(8,405)	1,230
Trade names	885	(782)	103	885	(757)	128
Definite-lived intangible assets	27,473	(23,830)	3,643	27,476	(23,100)	4,376
Indefinite-lived trade names	3,085	—	3,085	3,085	—	3,085
Total intangible assets	$30,558	$(23,830)	$6,728	$30,561	$(23,100)	$7,461

Amortization expense related to definite-lived intangible assets was $0.2 billion and $0.4 billion for the three months ended October 28, 2022 and October 29, 2021, respectively, and $0.7 billion and $1.3 billion for the nine months ended October 28, 2022 and October 29, 2021, respectively. There were no material impairment charges related to intangible assets during the three or nine months ended October 28, 2022 and October 29, 2021.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents the estimated future annual pre-tax amortization expense of definite-lived intangible assets as of the date indicated:

October 28, 2022
(in millions)
Fiscal 2023 (remaining three months)	$244
Fiscal 2024	776
Fiscal 2025	607
Fiscal 2026	474
Fiscal 2027	361
Thereafter	1,181
Total	$3,643

Goodwill and Intangible Assets Impairment Testing

Goodwill and indefinite-lived intangible assets are tested for impairment annually during the third fiscal quarter and whenever events or circumstances may indicate that an impairment has occurred.

For the annual impairment review during the three months ended October 28, 2022, the Company elected to bypass the assessment of qualitative factors to determine whether it was more likely than not that the fair value of a reporting unit was less than its carrying amount, including goodwill. In electing to bypass the qualitative assessment, the Company proceeded directly to perform a quantitative goodwill impairment test to measure the fair value of each goodwill reporting unit relative to its carrying amount, and to determine the amount of goodwill impairment loss to be recognized, if any.

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

Based on the results of the annual impairment test performed during the three months ended October 28, 2022, the fair values of each of the reporting units exceeded their carrying values. No impairment test was performed during the nine months ended October 28, 2022 other than the Company’s annual impairment review.

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

The following table presents the changes in the Company’s deferred revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 28, 2022	October 29, 2021	October 28, 2022	October 29, 2021

	(in millions)
Deferred revenue:
Deferred revenue at beginning of period	$28,025	$26,668	$27,573	$25,592
Revenue deferrals	4,128	4,459	14,675	15,048
Revenue recognized	(5,064)	(4,786)	(14,994)	(14,155)
Other (a)	—	—	(165)	(144)
Deferred revenue at end of period	$27,089	$26,341	$27,089	$26,341
Short-term deferred revenue	$14,106	$13,426	$14,106	$13,426
Long-term deferred revenue	$12,983	$12,915	$12,983	$12,915
____________________
(a)    For the nine months ended October 28, 2022, Other represents the reclassification of deferred revenue to accrued and other liabilities. For the nine months ended October 29, 2021, Other consists of divested deferred revenue from the sale of Boomi.

Remaining Performance Obligations — Remaining performance obligations represent the aggregate amount of the transaction price allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include deferred revenue plus unbilled amounts not yet recorded in deferred revenue. The value of the transaction price allocated to remaining performance obligations as of October 28, 2022 was approximately $39 billion. The Company expects to recognize approximately 60% of remaining performance obligations as revenue in the next twelve months, and the remainder thereafter.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Purchase Obligations

The Company has contractual obligations to purchase goods or services, which specify significant terms (including fixed or minimum quantities to be purchased), fixed, minimum, or variable price provisions; and the approximate timing of the transaction. As of October 28, 2022, such purchase obligations were $2.7 billion, $0.6 billion, and $0.8 billion for the remaining three months of Fiscal 2023, Fiscal 2024, and Fiscal 2025 and thereafter, respectively.

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

The following is a discussion of the Company’s significant legal matters and other proceedings:

Class Actions Related to the Class V Transaction — On December 28, 2018, the Company completed a transaction (the “Class V transaction”) in which it paid $14.0 billion in cash and issued 149,387,617 shares of its Class C Common Stock to holders of its Class V Common Stock in exchange for all outstanding shares of Class V Common Stock. As a result of the Class V transaction, the tracking stock feature of the Company’s capital structure associated with the Class V Common Stock was terminated. In November 2018, four purported stockholders brought putative class action complaints arising out of the Class V transaction. The actions were captioned Hallandale Beach Police and Fire Retirement Plan v. Michael Dell et al. (Civil Action No. 2018-0816-JTL), Howard Karp v. Michael Dell et al. (Civil Action No. 2019-0032-JTL), Miramar Police Officers’ Retirement Plan v. Michael Dell et al. (Civil Action No. 2019-0049-JTL), and Steamfitters Local 449 Pension Plan v. Michael Dell et al. (Civil Action No. 2019-0115-JTL). The four actions were consolidated in the Delaware Chancery Court into In Re Dell Class V Litigation (Consol. C.A. No. 2018-0816-JTL). The suit currently names as defendants Michael S. Dell and certain of the other directors serving on the Board of Directors at the time of the Class V transaction, certain stockholders of the Company, consisting of Michael S. Dell and Silver Lake Group LLC and certain of its affiliated funds, and Goldman Sachs & Co. LLC (“Goldman Sachs”), which served as financial advisor to the Company in connection with the Class V transaction. In an amended complaint filed in August 2019, the plaintiffs generally allege that the director and stockholder defendants breached their fiduciary duties under Delaware law to the former holders of Class V Common Stock in connection with the Class V transaction by offering a transaction value that was allegedly billions of dollars below the fair value. The plaintiffs contend that the offer understated the value of shares surrendered by the former stockholders, which the plaintiffs allege should have reflected higher alternative valuations, including a valuation related to the value of the shares of VMware, Inc. common stock, and that the difference in values was wrongfully appropriated by the stockholder defendants. On August 20, 2021, the plaintiffs added Goldman Sachs as a defendant and allege that it aided and abetted the alleged primary violations. In the complaint, the plaintiffs seek, among other remedies, a judicial declaration that the director and stockholder defendants breached their fiduciary duties. The plaintiffs also seek in the complaint disgorgement of all profits, benefits, and other compensation obtained by the defendants as a result of such alleged conduct and an award of unspecified damages, fees, and costs. The defendants filed a motion to dismiss the action in September 2019. The court denied the motion in June 2020. Trial was scheduled to begin on December 5, 2022. The Company is not a defendant in this action but is subject to director indemnification provisions under its certificate of incorporation and bylaws, and is a party to agreements with the defendants that contain indemnification

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

obligations of the Company, conditioned on the satisfaction of the requirements set forth in such agreements, relating to service as a director, ownership of the Company’s securities, and provision of services, as applicable. As described in Note 19 of the Notes to the Condensed Consolidated Financial Statements, the plaintiffs and the defendants agreed to settle this action, subject to court approval, subsequent to October 28, 2022.

Class Actions Related to VMware, Inc.’s Acquisition of Pivotal Software, Inc. — Two purported stockholders brought putative class action complaints arising out of VMware, Inc.’s acquisition of Pivotal Software, Inc. (“Pivotal”) on December 30, 2019. The two actions were consolidated in the Delaware Chancery Court into In re: Pivotal Software, Inc. Stockholders Litigation (Civil Action No. 2020-0440-KSJM). The complaint names as defendants the Company, VMware, Inc., Michael S. Dell, and certain officers of Pivotal. The plaintiffs generally allege that the defendants breached their fiduciary duties to the former holders of Pivotal Class A Common Stock in connection with VMware, Inc.’s acquisition of Pivotal by allegedly causing Pivotal to enter into a transaction that favored the interests of Pivotal’s controlling stockholders at the expense of such former stockholders. The parties reached a settlement on June 2, 2022, subject to court approval. On October 4, 2022, the court entered a final order and judgment approving the settlement.

Other Litigation — Dell does not currently anticipate that any of the other various legal proceedings it is involved in will have a material adverse effect on its business, financial condition, results of operations, or cash flows.

In accordance with the relevant accounting guidance, the Company provides disclosures of matters where it is at least reasonably possible that the Company could experience a material loss exceeding the amounts already accrued for these or other proceedings or matters. In addition, the Company also discloses matters based on its consideration of other matters and qualitative factors, including the experience of other companies in the industry, and investor, customer, and employee relations considerations. As of October 28, 2022, the Company does not believe there is a reasonable possibility that a material loss exceeding the amounts already accrued for these or other proceedings or matters has been incurred. However, since the ultimate resolution of any such proceedings and matters is inherently unpredictable, the Company’s business, financial condition, results of operations, or cash flows could be materially affected in any particular period by unfavorable outcomes in one or more of these proceedings or matters. Whether the outcome of any claim, suit, assessment, investigation, or legal proceeding, individually or collectively, could have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows will depend on a number of factors, including the nature, timing, and amount of any associated expenses, amounts paid in settlement, damages, or other remedies or consequences.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 12 — INCOME AND OTHER TAXES

For the three months ended October 28, 2022, the Company’s effective income tax rate was 46.9% on pre-tax income of $0.5 billion compared to 19.0% on pre-tax income of $4.5 billion for the three months ended October 29, 2021. For the nine months ended October 28, 2022, the Company’s effective income tax rate was 21.1% on pre-tax income of $2.3 billion compared to 16.7% on pre-tax income of $6.0 billion for the nine months ended October 29, 2021. For both the three and nine months ended October 28, 2022, the changes in the Company’s effective tax rates were primarily attributable to changes in discrete tax items. The Company’s effective tax rate for both the three and nine months ended October 28, 2022 includes the impact of a $1.0 billion expense recognized in connection with an agreement to settle the Class V transaction litigation described in Note 11 and Note 19 of the Notes to the Condensed Consolidated Financial Statements. Other changes to the Company’s effective income tax rates were primarily driven by a change in the jurisdictional mix of income and higher U.S. tax on foreign operations, the effects of which were partially offset by higher benefits from foreign tax credits.

Higher U.S. tax on foreign operations is attributable to the capitalization of research and development costs. Under the Tax Cuts and Jobs Act, which was enacted on December 22, 2017, research and development costs incurred for tax years beginning after December 31, 2021 must be capitalized and amortized ratably over five or 15 years for tax purposes, depending on where the research activities are conducted. The Company’s effective income tax rate for the remaining quarter of Fiscal 2023 may be impacted by actions taken by the U.S. government to defer or repeal this provision, as well as by the actual mix of jurisdictions in which income is generated and the impact of any discrete tax items.

The differences between the estimated effective income tax rates and the U.S. federal statutory rate of 21% principally result from the Company’s geographical distribution of income, differences between the book and tax treatment of certain items, and discrete tax items. In certain jurisdictions, the Company’s tax rate is significantly less than the applicable statutory rate as a result of tax holidays. The majority of the Company’s foreign income that is subject to these tax holidays and lower tax rates is attributable to Singapore and China. A significant portion of these income tax benefits relate to a tax holiday that will be effective until January 31, 2029. The Company’s other tax holidays will expire in whole or in part during fiscal years 2030 through 2031. Many of these tax holidays and reduced tax rates may be extended when certain conditions are met or may be terminated early if certain conditions are not met. As of October 28, 2022, the Company was not aware of any matters of non-compliance related to these tax holidays.

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

Judgment is required in evaluating the Company’s uncertain tax positions and determining the Company’s provision for income taxes. Unrecognized tax benefits were $1.2 billion as of both October 28, 2022 and January 28, 2022, and are included in other non-current liabilities in the Condensed Consolidated Statements of Financial Position. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

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

The following table presents changes in accumulated other comprehensive income (loss), net of tax, by the following components as of the dates indicated:

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Pension and Other Postretirement Plans	Accumulated Other Comprehensive Income (Loss)

	(in millions)
Balances as of January 28, 2022	$(526)	$129	$(34)	$(431)
Other comprehensive income (loss) before reclassifications	(620)	844	11	235
Amounts reclassified from accumulated other comprehensive income (loss)	—	(726)	1	(725)
Total change for the period	(620)	118	12	(490)
Less: Change in comprehensive (loss) attributable to non-controlling interests	(1)	—	—	(1)
Balances as of October 28, 2022	$(1,145)	$247	$(22)	$(920)

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents reclassifications out of accumulated other comprehensive income (loss), net of tax, to net income for the periods indicated:

	Three Months Ended
	October 28, 2022			October 29, 2021
	Cash Flow Hedges	Pensions	Total	Cash Flow Hedges	Pensions	Total

	(in millions)
Total reclassifications, net of tax:
Net revenue	$324	$—	$324	$65	$—	$65
Cost of net revenue	—	—	—	8	—	8
Operating expenses	—	(1)	(1)	—	(1)	(1)
Income from discontinued operations	—	—	—	1	—	1
Total reclassifications, net of tax	$324	$(1)	$323	$74	$(1)	$73

	Nine Months Ended
	October 28, 2022			October 29, 2021
	Cash Flow Hedges	Pensions	Total	Cash Flow Hedges	Pensions	Total

	(in millions)
Total reclassifications, net of tax:
Net revenue	$754	$—	$754	$28	$—	$28
Cost of net revenue	(28)	—	(28)	3	—	3
Operating expenses	—	(1)	(1)	—	(3)	(3)
Income from discontinued operations	—	—	—	3	—	3
Total reclassifications, net of tax	$726	$(1)	$725	$34	$(3)	$31

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 14 — CAPITALIZATION

The following table presents the Company’s authorized, issued, and outstanding common stock as of the dates indicated:

	Authorized	Issued	Outstanding

	(in millions)
Common stock as of October 28, 2022
Class A	600	379	379
Class B	200	95	95
Class C	7,900	323	244
Class D	100	—	—
	8,800	797	718

Common stock as of January 28, 2022
Class A	600	379	379
Class B	200	95	95
Class C	7,900	303	283
Class D	100	—	—
Class V	343	—	—
	9,143	777	757

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

Preferred Stock

The Company is authorized to issue one million shares of preferred stock, par value $0.01 per share. As of October 28, 2022 and January 28, 2022, no shares of preferred stock were issued or outstanding.

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

During the nine months ended October 28, 2022, there were no conversions of shares of Class A Common Stock or Class B Common Stock into shares of Class C Common Stock.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Dividends

On February 24, 2022, the Company announced that its Board of Directors has adopted a dividend policy under which the Company intends to pay quarterly cash dividends on the outstanding Dell Technologies Common Stock at an initial rate of $0.33 per share per fiscal quarter.

The Company paid the following dividends during the nine months ended October 28, 2022:

Declaration Date	Record Date	Payment Date	Dividend per Share	Amount (in millions)
February 24, 2022	April 20, 2022	April 29, 2022	$0.33	$248
June 7, 2022	July 20, 2022	July 29, 2022	$0.33	$242
September 6, 2022	October 19, 2022	October 28, 2022	$0.33	$238

Repurchases of Common Stock

Effective as of September 23, 2021, the Company’s Board of Directors terminated the Company’s previous stock repurchase program and approved a new stock repurchase program under which the Company is authorized to repurchase up to $5 billion of shares of the Company’s Class C Common Stock with no fixed expiration date. During the nine months ended October 28, 2022, the Company repurchased approximately 59 million shares of Class C Common Stock for a total purchase price of approximately $2.7 billion.

The above repurchases of Class C Common Stock exclude shares withheld from stock awards to settle employee tax withholding obligations related to the vesting of such awards.

The Company did not repurchase any shares of Class C Common Stock during the nine months ended October 29, 2021 under the previous stock repurchase program.

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

The following table presents basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 28, 2022	October 29, 2021	October 28, 2022	October 29, 2021
Earnings per share attributable to Dell Technologies Inc. — basic
Continuing operations	$0.34	$4.81	$2.47	$6.53
Discontinued operations	$—	$0.21	$—	$0.77

Earnings per share attributable to Dell Technologies Inc. — diluted
Continuing operations	$0.33	$4.68	$2.41	$6.34
Discontinued operations	$—	$0.19	$—	$0.74

The following table presents the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 28, 2022	October 29, 2021	October 28, 2022	October 29, 2021

	(in millions)
Numerator: Continuing operations
Net income attributable to Dell Technologies Inc. from continuing operations - basic and diluted	$245	$3,685	$1,828	$4,976

Numerator: Discontinued operations
Income from discontinued operations, net of income taxes - basic	$—	$158	$—	$585
Incremental dilution from VMware, Inc. (a)	—	(2)	—	(7)
Income from discontinued operations, net of income taxes, attributable to Dell Technologies Inc. - diluted	$—	$156	$—	$578

Denominator: Dell Technologies Common Stock weighted-average shares outstanding
Weighted-average shares outstanding — basic	728	766	740	762
Dilutive effect of options, restricted stock units, restricted stock, and other	15	22	19	23
Weighted-average shares outstanding — diluted	743	788	759	785
Weighted-average shares outstanding — antidilutive	18	—	11	—
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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 16 — RELATED PARTY TRANSACTIONS

VMware is considered to be a related party of the Company as a result of Michael Dell’s ownership interests in both Dell Technologies and VMware as well as Mr. Dell’s continued service as Chairman and Chief Executive Officer of Dell Technologies and as Chairman of the Board of VMware, Inc. See Note 1 and Note 2 of the Notes to the Condensed Consolidated Financial Statements for more information about the VMware Spin-off.

The information provided below includes a summary of transactions with VMware. Transactions with related parties other than VMware during the periods presented were immaterial, individually and in aggregate.

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

•Dell Technologies procures products and services from VMware for its internal use. For the three and nine months ended October 28, 2022 and October 29, 2021, costs incurred associated with products and services purchased from VMware for internal use were immaterial.

•Dell Technologies sells and leases products and sells services to VMware. For the three and nine months ended October 28, 2022 and October 29, 2021, revenue recognized from sales of services to VMware was immaterial.

•DFS provides financing to certain VMware end users. Upon acceptance of the financing arrangement by both VMware’s end users and DFS, DFS recognizes amounts due to related parties on the Condensed Consolidated Statements of Financial Position. Associated financing fees are recorded to product net revenue on the Condensed Consolidated Statements of Income and are reflected within sales and leases of products to VMware in the table below.

•Dell Technologies and VMware also enter into joint marketing, sales, and branding arrangements, for which both parties may incur costs. For the three and nine months ended October 28, 2022 and October 29, 2021, consideration received from VMware for joint marketing, sales, and branding arrangements was immaterial.

•Dell Technologies and VMware enter into agreements to collaborate on technology projects in which one party pays the corresponding party for services or the reimbursement of costs. For the three and nine months ended October 28, 2022 and October 29, 2021, collaborative technology projects were immaterial.

•Dell Technologies and VMware entered into a transition services agreement in connection with the VMware Spin-off to provide various support services, including investment advisory services, certain support services from Dell Technologies personnel, and other transitional services. Costs associated with this agreement were immaterial for the three and nine months ended October 28, 2022.

•Prior to the completion of the VMware Spin-off, Dell Technologies provided support services and support from Dell Technologies personnel to VMware in certain geographic regions where VMware did not have an established legal entity. These employees were managed by VMware but Dell Technologies incurred the costs for these such services. The costs incurred by Dell Technologies on VMware’s behalf to these employees were charged to VMware. For the three and nine months ended October 29, 2021, costs associated with such seconded employees were immaterial. Remaining activity related to seconded employees occurring after the completion of the VMware Spin-off is governed by the transition services agreement discussed above.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents information about the impact of Dell Technologies’ related party transactions with VMware on the Condensed Consolidated Statements of Income for the periods indicated:

		Three Months Ended		Nine Months Ended
	Classification	October 28, 2022	October 29, 2021	October 28, 2022	October 29, 2021

		(in millions)
Sales and leases of products to VMware	Net revenue - products	$49	$56	$130	$134
Purchase of VMware products for resale	Cost of net revenue - products	$281	$355	$962	$1,061
Purchase of VMware services for resale	Cost of net revenue - services	$733	$636	$2,204	$1,830

The following table presents information about the impact of Dell Technologies’ related party transactions with VMware on the Condensed Consolidated Statements of Financial Position as of the dates indicated:

	Classification	October 28, 2022	January 28, 2022

		(in millions)
Deferred costs related to VMware products and services for resale	Other current assets	$2,560	$2,571
Deferred costs related to VMware products and services for resale	Other non-current assets	$1,984	$2,311

Due To/From Related Party

The following table presents amounts due to and from VMware as of the dates indicated:

	October 28, 2022	January 28, 2022

	(in millions)
Due from related party, net, current (a)	$203	$131
Due from related party, net, non-current (b)	$612	$710
Due to related party, current (c)	$712	$1,414
____________________
(a)    Amounts due from related party, net, current consists of amounts due from VMware, inclusive of current net tax receivables from VMware under the Tax Agreements described below. Amounts, excluding tax, are generally settled in cash within 60 days of each quarter-end.
(b) Amounts due from related party, net, non-current consists of non-current portion of net receivables from VMware under the Tax Agreements.
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

Net receipts from VMware pursuant to the Tax Agreements were immaterial during the three and nine months ended October 28, 2022 and October 29, 2021, and primarily relate to VMware’s portion of the Transition Tax, federal income taxes on Dell Technologies’ consolidated tax return, and state tax payments for combined states.

As a result of the activity under the Tax Agreements with VMware, amounts due from VMware were $569 million and $621 million as of October 28, 2022 and January 28, 2022, respectively, primarily related to VMware’s estimated tax obligation resulting from the Transition Tax. The 2017 Tax Cuts and Jobs Act included a deferral election for an eight-year installment payment method on the Transition Tax. Dell Technologies expects VMware to pay the remainder of its Transition Tax over a period of three years.

Indemnification — Upon consummation of the VMware Spin-off, Dell Technologies recorded net income tax indemnification receivables from VMware related to certain income tax liabilities for which Dell Technologies is jointly and severally liable, but for which it is indemnified by VMware under the Tax Matters Agreement. The amounts that VMware may be obligated to pay Dell Technologies could vary depending on the outcome of certain unresolved tax matters, which may not be resolved for several years. The net receivable as of October 28, 2022 and January 28, 2022 was $157 million and$144 million, respectively.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents a reconciliation of net revenue by the Company’s reportable segments to the Company’s consolidated net revenue as well as a reconciliation of segment operating income to the Company’s consolidated operating income for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 28, 2022	October 29, 2021	October 28, 2022	October 29, 2021

	(in millions)
Consolidated net revenue:
Infrastructure Solutions Group	$9,630	$8,564	$28,451	$25,147
Client Solutions Group	13,775	16,556	44,852	44,135
Reportable segment net revenue	23,405	25,120	73,303	69,282
Other businesses (a)	1,313	1,310	3,951	3,940
Unallocated transactions (b)	3	2	8	7
Impact of purchase accounting (c)	—	(8)	—	(24)
Total consolidated net revenue	$24,721	$26,424	$77,262	$73,205

Consolidated operating income:
Infrastructure Solutions Group	$1,374	$894	$3,502	$2,634
Client Solutions Group	1,060	1,142	3,153	3,208
Reportable segment operating income	2,434	2,036	6,655	5,842
Other businesses (a)	(57)	(81)	(192)	(248)
Unallocated transactions (b)	3	1	4	—
Impact of purchase accounting (c)	(21)	(12)	(33)	(47)
Amortization of intangibles	(245)	(431)	(732)	(1,318)
Transaction-related expenses (d)	(8)	(229)	(16)	(295)
Stock-based compensation expense (e)	(235)	(214)	(703)	(592)
Other corporate expenses (f)	(109)	(24)	(401)	(292)
Total consolidated operating income	$1,762	$1,046	$4,582	$3,050
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
(f)Other corporate expenses includes impairment charges, incentive charges related to equity investments, severance, facility action, payroll taxes associated with stock-based compensation, and other costs. During the nine months ended October 28, 2022, other corporate expenses includes impairment and other costs incurred in connection with exiting the Company’s business in Russia.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table presents the disaggregation of net revenue by reportable segment, and by major product categories within the segments for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 28, 2022	October 29, 2021	October 28, 2022	October 29, 2021

	(in millions)
Net revenue:
Infrastructure Solutions Group:
Servers and networking	$5,201	$4,561	$15,458	$13,181
Storage	4,429	4,003	12,993	11,966
Total ISG net revenue	$9,630	$8,564	$28,451	$25,147
Client Solutions Group:
Commercial	$10,747	$12,300	$34,859	$32,685
Consumer	3,028	4,256	9,993	11,450
Total CSG net revenue	$13,775	$16,556	$44,852	$44,135

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 18 — SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION

The following table presents additional information on selected assets included in the Condensed Consolidated Statements of Financial Position as of the dates indicated:

	October 28, 2022	January 28, 2022

	(in millions)
Cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$4,909	$9,477
Restricted cash - other current assets (a)	300	534
Restricted cash - other non-current assets (a)	15	71
Total cash, cash equivalents, and restricted cash	$5,224	$10,082
Inventories, net:
Production materials	$4,119	$3,653
Work-in-process	954	855
Finished goods	1,099	1,390
Total inventories, net	$6,172	$5,898
Deferred Costs:
Total deferred costs, current (b)	$5,000	$4,996
Property, plant, and equipment, net:
Computer equipment	$7,569	$6,497
Land and buildings	3,020	3,095
Machinery and other equipment	3,086	2,714
Total property, plant, and equipment	13,675	12,306
Accumulated depreciation and amortization	(7,828)	(6,891)
Total property, plant, and equipment, net	$5,847	$5,415
____________________
(a)    Restricted cash includes cash required to be held in escrow pursuant to DFS securitization arrangements.
(b)    Deferred costs are included in other current assets in the Condensed Consolidated Statements of Financial Position.

Warranty Liability

The following table presents changes in the Company’s liability for standard limited warranties for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 28, 2022	October 29, 2021	October 28, 2022	October 29, 2021

	(in millions)
Warranty liability:
Warranty liability at beginning of period	$463	$471	$480	$473
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties (a)	243	281	710	724
Service obligations honored	(241)	(248)	(725)	(693)
Warranty liability at end of period	$465	$504	$465	$504
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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Interest and other, net

The following table presents information regarding interest and other, net for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 28, 2022	October 29, 2021	October 28, 2022	October 29, 2021

	(in millions)
Interest and other, net:
Investment income, primarily interest	$21	$10	$52	$30
Gain (loss) on investments, net	44	18	(197)	377
Interest expense	(272)	(406)	(835)	(1,255)
Foreign exchange	(72)	(33)	(227)	(152)
Gain on disposition of businesses and assets	—	3,968	—	3,968
Legal settlement	(1,000)	—	(1,000)	—
Other	(29)	(56)	(73)	(47)
Total interest and other, net	$(1,308)	$3,501	$(2,280)	$2,921

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 19 — SUBSEQUENT EVENTS

Settlement of Class Action Litigation Related to the Class V Transaction

Subsequent to October 28, 2022, the plaintiffs and the defendants in the class action litigation related to the Class V transaction described in Note 11 of the Notes to the Condensed Consolidated Financial Statements agreed to settle the action (the “settlement”), subject to approval of the settlement by the Delaware Chancery Court.

Under the terms of the settlement, the plaintiffs have agreed to dismissal of all claims upon payment of a total of $1.0 billion (the “settlement amount”), which amount will include all costs, expenses and fees of the plaintiff class relating to the action and its resolution. The settlement terms provide that it is a condition of the settlement that the settlement amount will be paid by the Company and/or the Company’s insurers on behalf of the defendants pursuant to indemnification obligations of the Company to the defendants.

The settlement is further conditioned on the execution of a definitive settlement agreement containing the foregoing terms and customary terms for class action settlements, and final approval of the settlement by the court.

If the court does not grant final approval of the settlement and all of its material terms, or the settlement does not otherwise become final or effective, proceedings in the action will continue.

The settlement agreement provided additional information surrounding conditions that existed as of October 28, 2022 and, as such, was treated as a recognized subsequent event. The Company accrues a liability when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. Accordingly, the Company established a $1.0 billion liability on the Condensed Consolidated Statements of Financial Position as of October 28, 2022 and recognized $1.0 billion expense within interest and other, net within the Condensed Consolidated Statements of Income for the three months ended October 28, 2022.

Other than the matter identified above, there were no known events occurring after October 28, 2022 and up until the date of issuance of this report that would materially affect the information presented herein.

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

On November 1, 2021, the Company completed its spin-off of VMware, Inc. (individually and together with its consolidated subsidiaries, “VMware”). In accordance with applicable accounting guidance, the results of VMware, excluding Dell's resale of VMware offerings, are presented as discontinued operations in the Condensed Consolidated Statements of Income and, as such, have been excluded from both continuing operations and segment results for the three and nine months ended October 29, 2021. The Condensed Consolidated Statements of Cash Flows are presented on a consolidated basis for both continuing operations and discontinued operations for the three and nine months ended October 29, 2021.

Our fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. We refer to our fiscal year ending February 3, 2023 as “Fiscal 2023” and our fiscal year ended January 28, 2022 as “Fiscal 2022.” Fiscal 2023 will include 53 weeks and Fiscal 2022 included 52 weeks.

INTRODUCTION

Company Overview

Dell Technologies helps organizations build their digital futures and individuals transform how they work, live and play. We provide customers with one of the industry’s broadest and most innovative solutions portfolios for the data era, including traditional infrastructure and extending to multi-cloud environments. We continue to seamlessly deliver differentiated and holistic IT solutions to our customers which has helped drive consistent revenue growth.

Dell Technologies’ integrated solutions help customers modernize their IT infrastructure, manage and operate in a multi-cloud world, address workforce transformation, and provide critical solutions that keep people and organizations connected. We are helping customers accelerate their digital transformations to improve and strengthen business and workforce productivity. With our extensive portfolio and our commitment to innovation, we offer secure, integrated solutions that extend from the edge to the core to the cloud, and we are at the forefront of the software-defined and cloud native infrastructure era. As further evidence of our commitment to innovation, we are evolving and expanding our IT as-a-Service and cloud offerings including Dell APEX solutions which provide our customers with greater flexibility to scale IT to meet their evolving business needs and budgets.

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

We are seeing an accelerated rate of change in the IT industry and increased demand for simpler, more agile IT as companies leverage multiple clouds in their IT environments. COVID-19 accelerated the introduction and adoption of new technologies to ensure productivity and collaboration from anywhere. To meet our customer needs, we continue to invest in research and development, sales, and other key areas of our business to deliver superior products and solutions capabilities and to drive long-term sustainable growth.

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

•Client Solutions Group (“CSG”) — CSG includes branded hardware (such as desktops, workstations, and notebooks) and branded peripherals (such as displays, docking stations, and other electronics), as well as third-party software and peripherals. CSG also includes services offerings, including support and deployment, configuration, and extended warranty services. Our computing devices are designed with our commercial and consumer customers’ needs in mind, and we seek to optimize performance, reliability, manageability, design, and security. For our customers that are seeking to simplify client lifecycle management, our Dell PC as-a-Service offering combines hardware, software, lifecycle services, and financing into one all-encompassing solution that provides predictable pricing per seat per month.

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

Dell Financial Services

DFS supports our businesses by offering and arranging various financing options and services for our customers globally. DFS originates, collects, and services customer receivables primarily related to the purchase or use of our product, software, and services solutions. We also arrange financing for some of our customers in various countries where DFS does not currently operate as a captive entity. We further strengthen customer relationships through flexible consumption models, including utility, subscription, and as-a-Service models, which enable us to offer our customers the option to pay over time to provide them with financial flexibility to meet their changing technological requirements. We have historically seen an increasing interest in our various financing options during times of macroeconomic uncertainty. The results of these operations are allocated to our segments based on the underlying product or service financed and may be impacted by, among other items, changes in the interest rate environment and the translation of those changes to pricing. For additional information about our financing arrangements, see Note 5 of the Notes to the Condensed Consolidated Financial Statements included in this report.

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

The results of VMware, excluding Dell's resale of VMware offerings, are presented as discontinued operations in the Condensed Consolidated Statements of Income and, as such, have been excluded from both continuing operations and segment results for the three and nine months ended October 29, 2021. The Condensed Consolidated Statements of Cash Flows are presented on a consolidated basis for both continuing operations and discontinued operations. See Note 2 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information about the VMware Spin-off.

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

Relationship with VMware

The Company is considered to be a related party of VMware as a result of Michael Dell’s ownership interests in both Dell Technologies and VMware and Mr. Dell’s continued service as Chairman and Chief Executive Officer of Dell Technologies and as Chairman of the Board of VMware, Inc. Following the completion of the VMware Spin-off, the majority of transactions that occur between Dell Technologies and VMware consist of Dell Technologies’ purchase of VMware products and services for resale, either on a standalone basis or as a part of integrated offerings. For more information regarding related party transactions with VMware, see Note 16 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Strategic Investments and Acquisitions

As part of our strategy, we will continue to evaluate opportunities for strategic investments through our venture capital investment arm, Dell Technologies Capital, with a focus on emerging technology areas that are relevant to all segments of our business and that will complement our existing portfolio of solutions. Our investment areas include storage, software-defined networking, management and orchestration, security, machine learning and artificial intelligence, Big Data and analytics, cloud, edge computing, and software development operations. The technologies or products these companies have under development are typically in the early stages and may never have commercial value, which could result in a loss of a substantial part of our investment in the companies.

During the first nine months of Fiscal 2023, we recognized a net loss of $197 million on our strategic investments, which was generally in line with overall public equity market declines. As of October 28, 2022 and January 28, 2022, we held strategic investments in non-marketable securities of $1.3 billion and $1.4 billion, respectively. See Note 4 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information.

In addition to these investments, we also may make disciplined acquisitions targeting businesses that advance our strategic objectives and accelerate our innovation agenda.

Business Trends and Challenges

Macroeconomic conditions continue to evolve globally and to affect the demand for our offerings. During the third quarter of Fiscal 2023, we experienced a decline in the demand for our CSG offerings, which continued to decrease in line with industry-wide declines. During the quarter, demand for our ISG offerings also declined, most notably for our server product offerings, as a result of customer uncertainty in response to the macroeconomic environment. We anticipate that challenges in the demand environment will impact ISG net revenue growth for the remainder of Fiscal 2023. Within CSG, we expect that demand for our offerings will result in a decrease in CSG net revenue for the remainder of Fiscal 2023.

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

During the first nine months of Fiscal 2023, we continued to be affected by industry-wide constraints in the supply of limited-source components in certain product offerings, principally within ISG. These constraints began to diminish during the third quarter of Fiscal 2023, primarily as a result of declines in overall demand environment as well as improving supply positions. We anticipate the supply of such components will continue to normalize through the remainder of Fiscal 2023 and as we enter Fiscal 2024.

Supply chain dynamics also continue to impact logistics and component costs, which we refer to as input costs. Logistics costs remained elevated for the first nine months of Fiscal 2023 as a result of both expedited shipments and overall rate costs in the freight network. During the third quarter of Fiscal 2023, logistics costs began to decline as rate costs decreased and we reduced our use of expedited shipments. We expect that our logistics costs will continue to decline for the remainder of Fiscal 2023.

Component costs were deflationary during the third quarter and first nine months of Fiscal 2023, a trend we expect to continue for the remainder of Fiscal 2023. We expect that industry-wide price increases of certain processors will affect our cost of net revenue beginning in Fiscal 2024. We anticipate that costs of our other key commodities will remain deflationary as we enter Fiscal 2024. Component cost trends are dependent on the strength or weakness of actual end-user demand and supply dynamics, which will continue to evolve and ultimately impact the translation of the cost environment to pricing and operating results.

In response to these pressures, we continue to take steps to actively address our customers’ demands while balancing profitability and growth.

Product Backlog — Product backlog represents the value of unfulfilled manufacturing orders and is included as a component of remaining performance obligations to the extent we determine that the manufacturing orders are non-cancelable. Our business model generally gives us the ability to optimize product backlog at any point in time, such as by expediting shipping or prioritizing customer orders for products that have shorter lead times. We exited Fiscal 2022 with elevated backlog levels as a result of industry-wide constraints in the supply of limited-source components. During the first nine months of Fiscal 2023, we lowered our backlog levels across both CSG and ISG as supply positions improved and demand declined.

Foreign Currency Exposure — We manage our business on a U.S. dollar basis. However, we have a large global presence, generating approximately half of our net revenue from sales to customers outside of the United States during the third quarter and first nine months of Fiscal 2023 and Fiscal 2022. As a result, our operating results can be, and particularly in recent periods have been, impacted by fluctuations in foreign currency exchange rates. We utilize a comprehensive hedging strategy intended to mitigate the impact of foreign currency volatility over time, and we adjust pricing when possible to further minimize foreign currency impacts.

Ukraine War — We are monitoring and responding to effects of the ongoing war in Ukraine. When Russia invaded Ukraine, we made the decision to not sell, service, or support products in Russia, Belarus, and restricted regions of Ukraine. Operations in Russia and Ukraine accounted for less than 1% of net revenue in Fiscal 2022. During the first nine months of Fiscal 2023, we recognized $181 million in costs associated with exiting our business in Russia, primarily related to asset impairments and other exit related costs. We have resumed product sales to non-sanctioned areas in Ukraine. We are focused on providing products and support to Ukrainian customers as they rebuild infrastructure and restore businesses and the financial sector.

The war and the related economic sanctions are impacting markets worldwide. Our business may be adversely affected by potential effects of the war and such sanctions, including supply chain disruptions, product shipping delays, macroeconomic impacts resulting from the exclusion of Russian financial institutions from the global banking system, volatility in foreign exchange rates and interest rates, inflationary pressures, and heightened cybersecurity and data theft threats. The full impact of the war on our business operations and financial performance will depend on future developments. We will continue to monitor and assess the related restrictions and other effects and pursue prudent decisions for our team members, customers, and business.

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

Inflation Reduction Act — During the third quarter of Fiscal 2023, the Inflation Reduction Act of 2022 (the “2022 Act”) was enacted into law. The statute includes a 15% corporate alternative minimum tax on adjusted financial statement income which is effective for the fiscal year ended February 2, 2024. The new law also imposes a 1% excise tax on share repurchases, which will be effective for repurchases made after December 31, 2022. We do not expect the 2022 Act to have a material impact on our consolidated financial statements or on our capital allocation decisions. We will continue to evaluate the impact of the law as further information becomes available.

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

ISG — We expect that ISG will continue to be impacted by the changing nature of the IT infrastructure market and competitive environment. With our scale and strong solutions portfolio, we believe we are well-positioned to respond to ongoing competitive dynamics. Within our server and networking offerings, we will continue to be selective in determining whether to pursue certain large hyperscale and other server transactions. We continue to focus on customer base expansion and lifetime value of customer relationships.

We expect that growth throughout industries will continue to generate long-term demand for our storage solutions and services. Cloud native applications are expected to continue as a primary growth driver in the infrastructure market. We benefit from offering solutions that address the emerging trends of enterprises deploying software-defined storage, hyper-converged infrastructure, and modular solutions based on server-centric architectures. These trends are changing the way customers are consuming our traditional storage offerings. We continue to expand our offerings in external storage arrays, which incorporate flexible, cloud-based functionality.

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

CSG — Our CSG offerings are an important element of our strategy, generating strong cash flow and opportunities for cross-selling of complementary solutions. We are focused on commercial and high-end consumer computing devices as we believe they are the most stable and profitable segments of the PC market. Competitive dynamics continue to be a factor in our CSG business and to impact pricing and operating results. We remain committed to our long-term strategy for CSG and will continue to make investments to innovate across the portfolio while benefiting from consolidation trends that are occurring in the markets in which we compete. We expect that the CSG demand environment will continue to be subject to seasonal trends.

Recurring Revenue and Consumption Models — Our customers are seeking new and innovative models that address how they consume our solutions. We offer options including as-a-Service, utility, leases, loans, and immediate pay models designed to match customers’ consumption and financing preferences. We believe these options are particularly advantageous for our customers during times of economic uncertainty as they provide customers with financial flexibility to further enable them to procure our solutions.

We continue to evolve and build momentum across our family of as-a-Service offerings as we pursue our strategy of modernizing our core business solutions, with Dell APEX at the forefront. We expect that our flexible consumption models and as-a-Service offerings will further strengthen our customer relationships and provide a foundation for growth in recurring revenue.

These offerings typically result in multiyear agreements which generate recurring revenue streams over the term of the arrangement. We define recurring revenue as revenue recognized that is primarily related to hardware and software maintenance as well as subscription, as-a-Service, usage-based offerings, and operating leases.

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

Effective in the first quarter of Fiscal 2023, non-GAAP product net revenue, services net revenue, and net revenue no longer differ from the most comparable GAAP financial measures. Such non-GAAP financial measures are provided below for all periods presented to show purchase accounting adjustments that impacted such financial measures in prior periods.

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

The following is a summary of the items excluded from the most comparable GAAP financial measures to calculate our non-GAAP financial measures:

•Amortization of Intangible Assets — Amortization of intangible assets primarily consists of amortization of customer relationships, developed technology, and trade names. In connection with our acquisition by merger of EMC on September 7, 2016, referred to as the “EMC merger transaction,” and the acquisition of Dell Inc. by Dell Technologies Inc. on October 29, 2013, referred to as the “going-private transaction,” all of the tangible and intangible assets and liabilities of EMC and Dell Inc. and its consolidated subsidiaries, respectively, were accounted for and recognized at fair value on the transaction dates. Accordingly, for the periods presented, amortization of intangible assets represents amortization associated with intangible assets recognized in connection with the EMC merger transaction and the going-private transaction. Amortization charges for purchased intangible assets are significantly impacted by the timing and magnitude of our acquisitions, and these charges may vary in amount from period to period. We exclude these charges for purposes of calculating the non-GAAP financial measures presented below to facilitate an enhanced understanding of our current operating performance and provide more meaningful period to period comparisons.

•Impact of Purchase Accounting — The impact of purchase accounting includes purchase accounting adjustments related to the EMC merger transaction and, to a lesser extent, the going-private transaction, recorded under the acquisition method of accounting in accordance with the accounting guidance for business combinations. Accordingly, all of the assets and liabilities acquired in such transactions were accounted for and recognized at fair value as of the respective transaction dates, and the fair value adjustments continue to amortize over the estimated useful lives in the periods following the transactions. The fair value adjustments that are still amortizing primarily relate to property, plant, and equipment. We believe that excluding the impact of purchase accounting for purposes of calculating the non-GAAP financial measures presented below facilitates an enhanced understanding of our current operating performance and provides more meaningful period to period comparisons.

~~•~~Transaction-related (income) Expenses — Transaction-related expenses typically consist of acquisition, integration, and divestiture related costs, as well as the costs incurred in the VMware Spin-off, and are expensed as incurred. These expenses primarily represent costs for legal, banking, consulting, and advisory services.  From time to time, this category also may include transaction-related income related to divestitures of businesses or asset sales. During the third quarter of Fiscal 2022, we recognized a pre-tax gain of $4.0 billion on the sale of Boomi. We exclude these items for purposes of calculating the non-GAAP financial measures presented below to facilitate an enhanced understanding of our current operating performance and provide more meaningful period to period comparisons.

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

•Other Corporate Expenses — Other corporate expenses consist of impairment charges, incentive charges related to equity investments, severance, facility action, payroll taxes associated with stock-based compensation, and other costs. During the third quarter of Fiscal 2023, we recognized $1.0 billion of expense within interest and other, net, in connection with an agreement to settle the Class V transaction litigation. See Note 19 of the Notes to the Condensed Consolidated Financial Statements included in this report for information about this matter. Further, during the first nine months of Fiscal 2023, we recognized $181 million in costs associated with exiting our business in Russia, primarily related to asset impairments and other exit related costs. Severance costs are primarily related to severance and benefits for employees terminated pursuant to cost savings initiatives. We continue to optimize our facilities footprint and may incur additional costs as we seek opportunities for operational efficiencies. Other corporate expenses vary from period to period and are significantly impacted by the timing and nature of these events. Therefore, although we may incur these types of expenses in the future, we believe that eliminating these charges for purposes of calculating the non-GAAP financial measures presented below facilitates an enhanced understanding of our current operating performance and provides more meaningful period to period comparisons.

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

The following table presents a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP measure for the periods indicated:

	Three Months Ended			Nine Months Ended
	October 28, 2022	% Change	October 29, 2021	October 28, 2022	% Change	October 29, 2021

	(in millions, except percentages)
Product net revenue	$18,938	(10)%	$20,979	$60,212	5%	$57,361
Non-GAAP adjustments:
Impact of purchase accounting	—		—	—		—
Non-GAAP product net revenue	$18,938	(10)%	$20,979	$60,212	5%	$57,361

Services net revenue	$5,783	6%	$5,445	$17,050	8%	$15,844
Non-GAAP adjustments:
Impact of purchase accounting	—		8	—		24
Non-GAAP services net revenue	$5,783	6%	$5,453	$17,050	7%	$15,868

Net revenue	$24,721	(6)%	$26,424	$77,262	6%	$73,205
Non-GAAP adjustments:
Impact of purchase accounting	—		8	—		24
Non-GAAP net revenue	$24,721	(6)%	$26,432	$77,262	6%	$73,229

Product gross margin	$3,337	6%	$3,146	$9,931	6%	$9,402
Non-GAAP adjustments:
Amortization of intangibles	106		148	315		448
Impact of purchase accounting	—		1	2		3
Stock-based compensation expense	12		14	38		34
Other corporate expenses	(2)		1	14		5
Non-GAAP product gross margin	$3,453	4%	$3,310	$10,300	4%	$9,892

Services gross margin	$2,370	(1)%	$2,388	$6,999	2%	$6,871
Non-GAAP adjustments:
Impact of purchase accounting	—		8	—		24
Stock-based compensation expense	25		22	74		62
Other corporate expenses	17		1	83		17
Non-GAAP services gross margin	$2,412	—%	$2,419	$7,156	3%	$6,974

	Three Months Ended			Nine Months Ended
	October 28, 2022	% Change	October 29, 2021	October 28, 2022	% Change	October 29, 2021

	(in millions, except percentages)
Gross margin	$5,707	3%	$5,534	$16,930	4%	$16,273
Non-GAAP adjustments:
Amortization of intangibles	106		148	315		448
Impact of purchase accounting	—		9	2		27
Stock-based compensation expense	37		36	112		96
Other corporate expenses	15		2	97		22
Non-GAAP gross margin	$5,865	2%	$5,729	$17,456	3%	$16,866

Operating expenses	$3,945	(12)%	$4,488	$12,348	(7)%	$13,223
Non-GAAP adjustments:
Amortization of intangibles	(139)		(283)	(417)		(870)
Impact of purchase accounting	(21)		(3)	(31)		(20)
Transaction-related expenses	(8)		(229)	(16)		(295)
Stock-based compensation expense	(198)		(178)	(591)		(496)
Other corporate expenses	(94)		(22)	(304)		(270)
Non-GAAP operating expenses	$3,485	(8)%	$3,773	$10,989	(3)%	$11,272

Operating income	$1,762	68%	$1,046	$4,582	50%	$3,050
Non-GAAP adjustments:
Amortization of intangibles	245		431	732		1,318
Impact of purchase accounting	21		12	33		47
Transaction-related expenses	8		229	16		295
Stock-based compensation expense	235		214	703		592
Other corporate expenses	109		24	401		292
Non-GAAP operating income	$2,380	22%	$1,956	$6,467	16%	$5,594

Net income from continuing operations	$241	(93)%	$3,683	$1,816	(63)%	$4,971
Non-GAAP adjustments:
Amortization of intangibles	245		431	732		1,318
Impact of purchase accounting	21		12	33		47
Transaction-related (income) expenses	4		(3,689)	(2)		(3,635)
Stock-based compensation expense	235		214	703		592
Other corporate expenses	1,112		24	1,420		292
Fair value adjustments on equity investments	(44)		(18)	197		(380)
Aggregate adjustment for income taxes	(109)		656	(494)		329
Non-GAAP net income	$1,705	30%	$1,313	$4,405	25%	$3,534
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

The following table presents a reconciliation of EBITDA and adjusted EBITDA to net income for the periods indicated:

	Three Months Ended			Nine Months Ended
	October 28, 2022	% Change	October 29, 2021	October 28, 2022	% Change	October 29, 2021

	(in millions, except percentages)
Net income from continuing operations	$241	(93)%	$3,683	$1,816	(63)%	$4,971
Adjustments:
Interest and other, net (a)	1,308		(3,501)	2,280		(2,921)
Income tax expense (benefit)	213		864	486		1,000
Depreciation and amortization	832		908	2,302		2,717
EBITDA	$2,594	33%	$1,954	$6,884	19%	$5,767

EBITDA	$2,594	33%	$1,954	$6,884	19%	$5,767
Adjustments:
Stock-based compensation expense	235		214	703		592
Impact of purchase accounting (b)	—		8	—		28
Transaction-related expenses (c)	8		229	16		295
Other corporate expenses (d)	109		24	401		292
Adjusted EBITDA	$2,946	21%	$2,429	$8,004	15%	$6,974
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
(d)Other corporate expenses includes impairment charges, incentive charges related to equity investments, severance, facility action, payroll taxes associated with stock-based compensation, and other costs. During the first nine months of Fiscal 2023, other corporate expenses includes $181 million of costs incurred in connection with exiting our business in Russia.

RESULTS OF OPERATIONS

Consolidated Results

The following table summarizes our consolidated results for the periods indicated. Unless otherwise indicated, all changes identified for the current period results represent comparisons to results for the prior corresponding fiscal period.

	Three Months Ended					Nine Months Ended
	October 28, 2022			October 29, 2021		October 28, 2022			October 29, 2021
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue

	(in millions, except percentages)
Net revenue:
Products	$18,938	76.6%	(10)%	$20,979	79.4%	$60,212	77.9%	5%	$57,361	78.4%
Services	5,783	23.4%	6%	5,445	20.6%	17,050	22.1%	8%	15,844	21.6%
Total net revenue	$24,721	100.0%	(6)%	$26,424	100.0%	$77,262	100.0%	6%	$73,205	100.0%
Gross margin:
Products (a)	$3,337	17.6%	6%	$3,146	15.0%	$9,931	16.5%	6%	$9,402	16.4%
Services (b)	2,370	41.0%	(1)%	2,388	43.9%	6,999	41.0%	2%	6,871	43.4%
Total gross margin	$5,707	23.1%	3%	$5,534	20.9%	$16,930	21.9%	4%	$16,273	22.2%
Operating expenses	$3,945	16.0%	(12)%	$4,488	16.9%	$12,348	16.0%	(7)%	$13,223	18.0%
Operating income	$1,762	7.1%	68%	$1,046	4.0%	$4,582	5.9%	50%	$3,050	4.2%
Net income from continuing operations	$241	1.0%	(93)%	$3,683	13.9%	$1,816	2.4%	(63)%	$4,971	6.8%

Non-GAAP Financial Information
	Three Months Ended					Nine Months Ended
	October 28, 2022			October 29, 2021		October 28, 2022			October 29, 2021
	Dollars	% of Non-GAAP Net Revenue	% Change	Dollars	% of Non-GAAP Net Revenue	Dollars	% of Non-GAAP Net Revenue	% Change	Dollars	% of Non-GAAP Net Revenue

	(in millions, except percentages)
Non-GAAP net revenue:
Products	$18,938	76.6%	(10)%	$20,979	79.4%	$60,212	77.9%	5%	$57,361	78.3%
Services	5,783	23.4%	6%	5,453	20.6%	17,050	22.1%	7%	15,868	21.7%
Total non-GAAP net revenue	$24,721	100.0%	(6)%	$26,432	100.0%	$77,262	100.0%	6%	$73,229	100.0%
Non-GAAP gross margin:
Products (a)	$3,453	18.2%	4%	$3,310	15.8%	$10,300	17.1%	4%	$9,892	17.2%
Services (b)	2,412	41.7%	—%	2,419	44.4%	7,156	42.0%	3%	6,974	44.0%
Total non-GAAP gross margin	$5,865	23.7%	2%	$5,729	21.7%	$17,456	22.6%	3%	$16,866	23.0%
Non-GAAP operating expenses	$3,485	14.1%	(8)%	$3,773	14.3%	$10,989	14.2%	(3)%	$11,272	15.4%
Non-GAAP operating income	$2,380	9.6%	22%	$1,956	7.4%	$6,467	8.4%	16%	$5,594	7.6%
Non-GAAP net income	$1,705	6.9%	30%	$1,313	5.0%	$4,405	5.7%	25%	$3,534	4.8%
EBITDA	$2,594	10.5%	33%	$1,954	7.4%	$6,884	8.9%	19%	$5,767	7.9%
Adjusted EBITDA	$2,946	11.9%	21%	$2,429	9.2%	$8,004	10.4%	15%	$6,974	9.5%
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

Overview

During the third quarter of Fiscal 2023, our net revenue decreased 6%, primarily driven by a decrease in net revenue for CSG which was partially offset by growth in net revenue for ISG. CSG net revenue decreased as a result of an overall decline in the demand environment for our CSG offerings. Our net revenue during the first nine months of Fiscal 2023 increased 6%, primarily due to growth in net revenue for ISG. Growth in net revenue for ISG for the third quarter and first nine months of Fiscal 2023 was driven by strength across both servers and networking and storage.

During the third quarter and first nine months of Fiscal 2023, our operating income increased 68% to $1.8 billion and 50% to $4.6 billion, respectively. These increases were primarily driven by growth in operating income for ISG and the favorable impact of a decrease in amortization of intangible assets. For the third quarter of Fiscal 2023, the increase was also attributable to a decrease in transaction-related expenses primarily associated with costs incurred in connection with the VMware Spin-off during the third quarter of Fiscal 2022 that did not reoccur during Fiscal 2023. Growth in ISG operating income for the third quarter and first nine months of Fiscal 2023 was driven by both our server and networking and storage offerings. During the third quarter and first nine months of Fiscal 2023, our non-GAAP operating income increased 22% to $2.4 billion and 16% to $6.5 billion driven by the same ISG dynamics discussed above.

Operating income as a percentage of net revenue increased 310 basis points to 7.1% during the third quarter of Fiscal 2023 and 170 basis points to 5.9% during the first nine months of Fiscal 2023.

For the third quarter of Fiscal 2023, the increase was principally attributable to improvement in gross margin as percentage of net revenue and to a decrease in operating expenses as a percentage of net revenue. Gross margin as a percentage of net revenue increased as a result of a shift in mix towards ISG and, to a lesser extent, a decrease in cost of net revenue as a result of a decline in input costs.

For the first nine months of Fiscal 2023, the increase was principally due to a decrease in operating expenses as a percentage of net revenue, partially offset by a decline in gross margin as a percentage of net revenue. Gross margin percentage declined primarily due to the impacts of an overall increase in input costs and foreign currency exchange rate fluctuations, which were not entirely offset by pricing adjustments, as we balanced profitability with competitive positioning.

For both the third quarter and first nine months of Fiscal 2023, operating expense as a percentage of net revenue declined due to disciplined cost management, a reduction in performance-based compensation, and the favorable impacts of a decrease in both the amortization of intangible assets and transaction-related expenses incurred in connection with the VMware Spin-off in Fiscal 2022.

Non-GAAP operating income as a percentage of net revenue increased 220 basis points to 9.6% during the third quarter of Fiscal 2023 and 80 basis points to 8.4% during the first nine months of Fiscal 2023, driven by the same disciplined cost management and gross margin dynamics discussed above.

Cash provided by operating activities was $0.9 billion and $7.2 billion during the first nine months of Fiscal 2023 and Fiscal 2022, respectively. During the first nine months of Fiscal 2022, $3.2 billion of the $7.2 billion total represented cash provided by operating activities attributable to VMware, Inc. Cash provided by operating activities during the first nine months of Fiscal 2023 declined primarily as a result of unfavorable working capital dynamics as compared to the first nine months of Fiscal 2022. Working capital was primarily impacted by increased inventory balances, as we proactively managed supply chain dynamics, coupled with the timing of purchases and payments to vendors during a declining demand environment. See “Liquidity, Cash Requirements, and Market Conditions” for further information on our cash flow metrics.

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

Net Revenue

During the third quarter of Fiscal 2023, our net revenue decreased 6% primarily driven by a decline in net revenue for CSG that was partially offset by growth in net revenue for ISG. Our net revenue during the first nine months of Fiscal 2023 increased 6%, primarily due to growth in net revenue for ISG. See “Business Unit Results” for further information.

•Product Net Revenue — Product net revenue includes revenue from the sale of hardware products and software licenses. During the third quarter of Fiscal 2023, our product net revenue decreased 10%, primarily driven by a decline in CSG product net revenue, which was partially offset by growth in ISG product net revenue. CSG product net revenue decreased primarily due to a decline in units sold for both our consumer and commercial offerings. During the first nine months of Fiscal 2023, our product net revenue increased 5%, driven primarily by growth within ISG product net revenue. For both the third quarter and first nine months of Fiscal 2023, ISG product net revenue growth was driven primarily by an increase in product net revenue from our server and networking offerings and, to a lesser extent, growth in product net revenue attributable to our storage offerings.

•Services Net Revenue — Services net revenue includes revenue from our services offerings and support services related to hardware products and software licenses. During the third quarter and first nine months of Fiscal 2023, services net revenue increased 6% and 8%, respectively, driven principally by strength in hardware support and maintenance and third-party software support and maintenance within CSG. A substantial portion of services net revenue is derived from offerings that have been deferred over a period of time, and, as a result, reported services net revenue growth rates will be different than reported product net revenue growth rates.

From a geographical perspective, net revenue generated by sales to customers in all regions decreased during the third quarter of Fiscal 2023, driven by declines in CSG product net revenue, which was partially offset by growth in ISG product net revenue. During the first nine months of Fiscal 2023, net revenue increased in all regions, driven primarily by growth in ISG.

Gross Margin

During the third quarter and first nine months of Fiscal 2023, gross margin increased 3% to $5.7 billion and 4% to $16.9 billion, respectively, and non-GAAP gross margin increased 2% to $5.9 billion and 3% to $17.5 billion, respectively. These increases were driven by growth in ISG gross margin, partially offset by declines in CSG gross margin. For the first nine months of Fiscal 2023, the increase was further offset by a decline in other businesses gross margin.

During the third quarter of Fiscal 2023, our gross margin and non-GAAP gross margin percentage increased 220 basis points to 23.1% and 200 basis points to 23.7%, respectively. These increases in gross margin percentage were primarily attributable to a shift in mix towards ISG and, to a lesser extent, a decrease in cost of net revenue as a result of a decline in input costs.

During the first nine months of Fiscal 2023, gross margin and non-GAAP gross margin percentage decreased 30 basis points to 21.9% and 40 basis points to 22.6%, respectively. The declines in gross margin percentage were primarily due to the impacts of an overall increase in input costs and foreign currency exchange rate fluctuations, which were not entirely offset by pricing adjustments, as we balanced profitability with competitive positioning.

•Product Gross Margin — During both the third quarter and first nine months of Fiscal 2023, product gross margin increased 6% to $3.3 billion and $9.9 billion, respectively, and non-GAAP product gross margin increased 4% to $3.5 billion and $10.3 billion, respectively. These increases were driven primarily by growth in ISG product gross margin due to continued growth in product net revenue for our server and networking offerings and, to a lesser extent, growth in product net revenue for our storage offerings. The increases in ISG product gross margin were partially offset by declines in CSG product gross margin. The decline in CSG product gross margin for the third quarter of Fiscal 2023 was principally due to a decrease in product net revenue for both our consumer and commercial offerings. For the first nine months of Fiscal 2023, the decline in CSG product gross margin was driven by a decrease in product net revenue for our consumer offerings.

During the third quarter of Fiscal 2023, product gross margin percentage and non-GAAP product gross margin percentage increased 260 basis points to 17.6% and 240 basis points to 18.2%, respectively. The increases in product gross margin percentage were primarily attributable to growth in both ISG and CSG product gross margin percentages coupled with a shift in mix towards ISG.

During the first nine months of Fiscal 2023, product gross margin percentage increased 10 basis points to 16.5%. The favorable impacts of a decrease in amortization of intangible assets coupled with a shift in mix towards ISG were mostly offset by an increase in input costs and foreign currency exchange rate fluctuations, which were not entirely offset by pricing adjustments. During the first nine months of Fiscal 2023, non-GAAP product gross margin percentage decreased 10 basis points to 17.1%, driven by the mix and input cost dynamics discussed above.

•Services Gross Margin — During the third quarter of Fiscal 2023, both services gross margin and non-GAAP services gross margin remained flat at $2.4 billion, while, during the first nine months of Fiscal 2023, services gross margin and non-GAAP services gross margin increased 2% to $7.0 billion and 3% to $7.2 billion, respectively. Increases in CSG services gross margin for both periods were mostly offset by declines in other businesses services gross margin. CSG services gross margin increased as a result of growth within hardware support and maintenance associated with products sold in prior periods, while other businesses services gross margin declined due to the impacts of the divestiture of Boomi during the third quarter of Fiscal 2022.

During the third quarter and first nine months of Fiscal 2023, services gross margin percentage decreased 290 basis points to 41.0% and 240 basis points to 41.0%, respectively, and non-GAAP services gross margin percentage decreased 270 basis points to 41.7% and 200 basis points to 42.0%, respectively. These decreases were driven by the impacts of the divestiture of Boomi during the third quarter of Fiscal 2022 coupled with declines in services gross margin percentage for ISG and, to a lesser extent, a shift in mix towards CSG.

Vendor Programs

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

The terms and conditions of our vendor rebate programs are largely based on product volumes and are generally negotiated either at the beginning of the annual or quarterly period, depending on the program. The timing and amount of vendor rebates and other discounts we receive under the programs may vary from period to period, reflecting changes in the competitive environment. We monitor our component costs and seek to address the effects of any changes to terms that might arise under our vendor rebate programs. Our gross margins for the third quarter and first nine months of Fiscal 2023 and for the third quarter and first nine months of Fiscal 2022 were not materially affected by any changes to the terms of our vendor rebate programs, as the amounts we received under these programs were generally stable relative to our total net cost.

We are not aware of any significant changes to our vendor rebate programs that will materially impact our results in the near term. We anticipate that the impact of industry-wide price increases of certain processors will impact our cost of net revenue beginning in Fiscal 2024. We will continue to take pricing actions to balance profitability and growth while actively addressing our customers’ demands.

Operating Expenses

The following table presents information regarding our operating expenses for the periods indicated:

	Three Months Ended					Nine Months Ended
	October 28, 2022			October 29, 2021		October 28, 2022			October 29, 2021
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue

	(in millions, except percentages)
Operating expenses:
Selling, general, and administrative	$3,268	13.3%	(15)%	$3,838	14.4%	$10,364	13.4%	(8)%	$11,257	15.3%
Research and development	677	2.7%	4%	650	2.5%	1,984	2.6%	1%	1,966	2.7%
Total operating expenses	$3,945	16.0%	(12)%	$4,488	16.9%	$12,348	16.0%	(7)%	$13,223	18.0%

	Three Months Ended					Nine Months Ended
	October 28, 2022			October 29, 2021		October 28, 2022			October 29, 2021
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue

	(in millions, except percentages)
Non-GAAP operating expenses	$3,485	14.1%	(8)%	$3,773	14.3%	$10,989	14.2%	(3)%	$11,272	15.4%

During the third quarter and first nine months of Fiscal 2023, total operating expenses decreased 12% and 7%, respectively, primarily driven by a decrease in selling, general, and administrative expenses.

•Selling, General, and Administrative — Selling, general, and administrative (“SG&A”) expenses decreased 15% and 8% during the third quarter and first nine months of Fiscal 2023, respectively. The decreases in SG&A expenses were primarily attributable to decreases in amortization of intangible assets, employee compensation and benefits, and outside services expenses. Employee compensation and benefits expense decreased primarily as a result of a reduction in performance-based compensation and disciplined cost management. The decline in outside services expense was primarily attributable to expenses incurred in Fiscal 2022, principally related to the VMware Spin-off, that did not reoccur in Fiscal 2023.

•Research and Development — Research and development (“R&D”) expenses are primarily composed of personnel-related expenses incurred in connection with product development. R&D expenses increased 4% and 1% during the third quarter and first nine months of Fiscal 2023, respectively, driven by an increase in employee compensation and benefits as we continue to invest in R&D initiatives.

As a percentage of net revenue, R&D expenses for the third quarter of Fiscal 2023 and Fiscal 2022 were 2.7% and 2.5%, respectively, and for the first nine months of Fiscal 2023 and Fiscal 2022, were 2.6% and 2.7%, respectively. We intend to continue supporting R&D initiatives to innovate and introduce new and enhanced solutions into the market.

During the third quarter and first nine months of Fiscal 2023, non-GAAP operating expenses decreased 8% and 3%, respectively, principally due to a decline in employee compensation and benefits expense primarily resulting from a reduction in performance-based compensation and disciplined cost management.

We continue to make selective investments designed to enable growth, marketing, and R&D, while balancing our efforts to drive cost efficiencies in the business. We also expect to continue making investments in support of our own digital transformation to modernize our IT operations.

Operating Income

During the third quarter and first nine months of Fiscal 2023, our operating income increased 68% to $1.8 billion and 50% to $4.6 billion, respectively. These increases were primarily driven by growth in operating income for ISG and the favorable impact of a decrease in amortization of intangible assets. For the third quarter of Fiscal 2023, the increase was also attributable to a decrease in transaction-related expenses primarily associated with costs incurred in connection with the VMware Spin-off during the third quarter of Fiscal 2022 that did not reoccur during Fiscal 2023. Growth in ISG operating income for the third quarter and first nine months of Fiscal 2023 was driven by both our server and networking and storage offerings. During the third quarter and first nine months of Fiscal 2023, our non-GAAP operating income increased 22% to $2.4 billion and 16% to $6.5 billion, driven by the same ISG dynamics discussed above.

Operating income as a percentage of net revenue increased 310 basis points to 7.1% during the third quarter of Fiscal 2023 and 170 basis points to 5.9% during the first nine months of Fiscal 2023.

For the third quarter of Fiscal 2023, the increase was due to improvement in gross margin as percentage of net revenue and to a decrease in operating expenses as a percentage of net revenue. Gross margin as a percentage of net revenue increased as a result of a shift in mix towards ISG and, to a lesser extent, a decrease in cost of net revenue as a result of a decline in input costs.

For the first nine months of Fiscal 2023, the increase was principally due to a decrease in operating expenses as a percentage of net revenue, partially offset by a decline in gross margin as a percentage of net revenue. Gross margin percentage declined primarily due to the impacts of an overall increase in input costs and foreign currency exchange rate fluctuations, which were not entirely offset by pricing adjustments, as we balanced profitability with competitive positioning.

For both the third quarter and first nine months of Fiscal 2023, operating expense percentage declined due to disciplined cost management coupled with the favorable impacts of a decrease in the amortization of intangible assets and a decrease in transaction-related expenses incurred in connection with the VMware Spin-off in Fiscal 2022.

Non-GAAP operating income as a percentage of net revenue increased 220 basis points to 9.6% during the third quarter of Fiscal 2023 and 80 basis points to 8.4% during the first nine months of Fiscal 2023, driven by the same disciplined cost management and gross margin dynamics discussed above.

Interest and Other, Net

The following table presents information regarding interest and other, net for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 28, 2022	October 29, 2021	October 28, 2022	October 29, 2021

	(in millions)
Interest and other, net:
Investment income, primarily interest	$21	$10	$52	$30
Gain (loss) on investments, net	44	18	(197)	377
Interest expense	(272)	(406)	(835)	(1,255)
Foreign exchange	(72)	(33)	(227)	(152)
Gain on disposition of businesses and assets	—	3,968	—	3,968
Legal settlement	(1,000)	—	(1,000)	—
Other	(29)	(56)	(73)	(47)
Total interest and other, net	$(1,308)	$3,501	$(2,280)	$2,921
During the third quarter and first nine months of Fiscal 2023, the change in interest and other, net was unfavorable by $4.8 billion and $5.2 billion, respectively. The unfavorable change was primarily attributable to the pre-tax gain of $4.0 billion on the sale of Boomi recognized during the third quarter of Fiscal 2022 and $1.0 billion of expense recognized in the third quarter of Fiscal 2023 in connection with an agreement to settle the Class V transaction litigation. These factors were partially offset by a decrease in interest expense as a result of lower average outstanding debt balances.

For additional information about the settlement agreement, see Note 19 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Income and Other Taxes

The following table presents information regarding our income and other taxes for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 28, 2022	October 29, 2021	October 28, 2022	October 29, 2021

	(in millions, except percentages)
Income before income taxes	$454	$4,547	$2,302	$5,971
Income tax expense	$213	$864	$486	$1,000
Effective income tax rate	46.9%	19.0%	21.1%	16.7%

For the third quarter of Fiscal 2023 and Fiscal 2022, our effective income tax rate was 46.9% and 19.0%, respectively. For the first nine months of Fiscal 2023 and Fiscal 2022, our effective income tax rate was 21.1% and 16.7%, respectively. For the third quarter and first nine months of Fiscal 2023, the changes in our effective tax rates were primarily attributable to changes in discrete tax items. Our effective tax rate for both the three and nine months ended October 28, 2022, includes the impact of a $1.0 billion expense recognized in connection with an agreement to settle the Class V transaction litigation. Other changes to our effective income tax rates were primarily driven by a change in the jurisdictional mix of income and higher U.S. tax on foreign operations, the effects of which were partially offset by higher benefits from foreign tax credits. See Note 19 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information about the Class V litigation settlement agreement.

Higher U.S. tax on foreign operations was due to the capitalization of research and development costs. Under the Tax Cuts and Jobs Act, which was enacted on December 22, 2017, research and development expenses incurred for tax years beginning after December 31, 2021 must be capitalized and amortized ratably over five or 15 years for tax purposes, depending on where the research activities were conducted. Our effective income tax rate for the remaining quarter of Fiscal 2023 may be impacted by actions taken by the U.S. government to defer or repeal this provision, as well as by the actual mix of jurisdictions in which income is generated and the impact of any discrete tax items. If the provision is not deferred or repealed, we expect that its application will result in a significant increase in our cash tax liabilities for Fiscal 2023, as well as a significant increase to our deferred tax assets.

Our effective income tax rate can fluctuate depending on the geographic distribution of our worldwide earnings, as our foreign earnings are generally taxed at lower rates than in the United States. The differences between our effective income tax rate and the U.S. federal statutory rate of 21% principally result from the geographical distribution of income, differences between the book and tax treatment of certain items, and discrete tax items. In certain jurisdictions, our tax rate is significantly less than the applicable statutory rate as a result of tax holidays. The majority of our foreign income that is subject to these tax holidays is attributable to Singapore and China. A significant portion of these income tax benefits relates to a tax holiday that will be effective until January 31, 2029. Our other tax holidays will expire in whole or in part during Fiscal 2030 through Fiscal 2031. Many of these tax holidays and reduced tax rates may be extended when certain conditions are met or may be terminated early if certain conditions are not met. As of October 28, 2022, we were not aware of any matters of noncompliance related to these tax holidays.

For further discussion regarding tax matters, including the status of income tax audits, see Note 12 of the Notes to the Condensed Consolidated Financial Statements included in this report.

See “Introduction – Business Trends and Challenges – Inflation Reduction Act” for a discussion of recent tax legislation.

Net Income from Continuing Operations

Net income from continuing operations was $0.2 billion and $3.7 billion for the third quarter of Fiscal 2023 and Fiscal 2022, respectively, and $1.8 billion and $5.0 billion for the first nine months of Fiscal 2023 and Fiscal 2022, respectively. The decreases were driven principally by an unfavorable change in interest and other, net, partially offset by an increase in operating income coupled with a decrease in tax expense.

Non-GAAP net income was $1.7 billion and $1.3 billion for the third quarter of Fiscal 2023 and Fiscal 2022, respectively, and $4.4 billion and $3.5 billion for the first nine months of Fiscal 2023 and Fiscal 2022, respectively. The increases were primarily attributable to an increase in non-GAAP operating income and a favorable change in interest and other, net, partially offset by an increase in tax expense.

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

Infrastructure Solutions Group

The following table presents net revenue and operating income attributable to ISG for the periods indicated:

	Three Months Ended			Nine Months Ended
	October 28, 2022	% Change	October 29, 2021	October 28, 2022	% Change	October 29, 2021

	(in millions, except percentages)
Net revenue:
Servers and networking	$5,201	14%	$4,561	$15,458	17%	$13,181
Storage	4,429	11%	4,003	12,993	9%	11,966
Total ISG net revenue	$9,630	12%	$8,564	$28,451	13%	$25,147

Operating income:
ISG operating income	$1,374	54%	$894	$3,502	33%	$2,634
% of segment net revenue	14.3%		10.4%	12.3%		10.5%

Net Revenue — During the third quarter and first nine months of Fiscal 2023, ISG net revenue increased 12% and 13%, respectively, driven by strength across both server and networking and storage offerings.

Revenue from sales of servers and networking increased 14% and 17% during the third quarter and first nine months of Fiscal 2023, respectively. The increases were primarily driven by an increase in average selling price of our server offerings, the effect of which was partially offset by a decrease in units sold. The average selling price for our server offerings increased as a result of richer configurations and continued pricing discipline in response to the macroeconomic environment.

During the third quarter and first nine months of Fiscal 2023, storage revenue increased 11% and 9%, respectively, due to continued strength across the majority of our storage offerings.

ISG customers are interested in new and innovative models that address how they consume our solutions. We offer options that include as-a-Service, utility, leases, and immediate pay models which are designed to match customers’ consumption and financing preferences. Our multiyear agreements typically result in recurring revenue streams over the term of the arrangement. We expect that our flexible consumption models and as-a-Service offerings through Dell APEX will further strengthen our customer relationships and provide a foundation for growth in recurring revenue.

From a geographical perspective, net revenue attributable to ISG increased in all regions during the third quarter and first nine months of Fiscal 2023.

Operating Income — During the third quarter and first nine months of Fiscal 2023, ISG operating income as a percentage of net revenue increased 390 basis points to 14.3% and 180 basis points to 12.3%, respectively, principally due to a decrease in operating expenses as a percentage of net revenue that resulted from strong revenue growth and disciplined cost management. The increase in ISG operating income as a percentage of net revenue during the first nine months of Fiscal 2023 was partially offset by the impacts of an increase in cost of net revenue and foreign currency exchange rate fluctuations which were not entirely offset by pricing adjustments.

Client Solutions Group

The following table presents net revenue and operating income attributable to CSG for the periods indicated:

	Three Months Ended			Nine Months Ended
	October 28, 2022	% Change	October 29, 2021	October 28, 2022	% Change	October 29, 2021

	(in millions, except percentages)
Net revenue:
Commercial	$10,747	(13)%	$12,300	$34,859	7%	$32,685
Consumer	3,028	(29)%	4,256	9,993	(13)%	11,450
Total CSG net revenue	$13,775	(17)%	$16,556	$44,852	2%	$44,135

Operating income:
CSG operating income	$1,060	(7)%	$1,142	$3,153	(2)%	$3,208
% of segment net revenue	7.7%		6.9%	7.0%		7.3%

Net Revenue — During the third quarter of Fiscal 2023, CSG net revenue decreased 17% primarily driven by declines in net revenue across both our commercial and consumer offerings. CSG net revenue during the first nine months of Fiscal 2023 increased 2%, driven by an increase in revenue attributable to our commercial offerings, which was partially offset by a decline in consumer net revenue.

Commercial net revenue decreased 13% during the third quarter of Fiscal 2023 due to a decline in units sold, partially offset by the effect of an increase in the average selling price of our commercial offerings.

During the first nine months of Fiscal 2023, commercial net revenue increased 7% as a result of an increase in the average selling price of our commercial offerings, the effect of which was partially offset by a decrease in units sold.

Consumer net revenue decreased 29% and 13% during the third quarter and first nine months of Fiscal 2023, respectively, primarily due to a decrease in units sold, which was partially offset by the effect of an increase in the average selling price of our consumer offerings.

Our average selling prices for our CSG offerings increased as a result of richer configurations, a shift in mix towards commercial offerings, and continued actions to manage pricing in response to the macroeconomic environment.

From a geographical perspective, net revenue attributable to CSG decreased across all regions during the third quarter of Fiscal 2023. During the first nine months of Fiscal 2023, CSG net revenue increased in the Americas, remained flat in APJ, and decreased in EMEA.

Operating Income — During the third quarter of Fiscal 2023, CSG operating income as a percentage of net revenue increased 80 basis points to 7.7% primarily as a result of a decrease in input costs. The effect of this impact was partially offset by operating expenses as a percentage of revenue, which increased as a result of a decline in CSG net revenue that outpaced a reduction in operating expenses.

During the first nine months of Fiscal 2023, CSG operating income as a percentage of net revenue decreased 30 basis points to 7.0%, primarily due to the impacts of an increase in input costs and foreign currency exchange rate fluctuations which were not entirely offset by pricing adjustments, as we balanced profitability with competitive positioning. The effect of these impacts was partially offset by a decrease in operating expenses as a percentage of revenue as a result of disciplined cost management and a decline in performance-based compensation.

OTHER BALANCE SHEET ITEMS

Accounts Receivable

We sell products and services directly to customers and through a variety of sales channels, including retail distribution. Our accounts receivable, net, was $11.4 billion and $12.9 billion as of October 28, 2022 and January 28, 2022, respectively. We maintain an allowance for expected credit losses to cover receivables that may be deemed uncollectible. The allowance for expected credit losses is an estimate based on an analysis of historical loss experience, current receivables aging, and management’s assessment of current conditions and its reasonable and supportable expectation of future conditions, as well as specific identifiable customer accounts that are deemed at risk. As of October 28, 2022 and January 28, 2022, the allowance for expected credit losses was $75 million and $90 million, respectively. Based on our assessment, we believe that we are adequately reserved for expected credit losses. We are monitoring the impact of current economic conditions on our expected losses and have not experienced deterioration in delinquency or loss rates. We will continue to monitor the aging of our accounts receivable and take actions, where necessary, to reduce our exposure to credit losses.

Dell Financial Services and Financing Receivables

We offer or arranges various financing options and services for our customers globally, including through captive financing operations. DFS originates, collects, and services customer receivables primarily related to the purchase of our product, software, and service solutions. We further strengthen customer relationships through flexible consumption models, including utility, subscription, and as-a-Service models, which enable us to offer our customers the option to pay over time to provide them with financial flexibility to meet their changing technological requirements. We have historically seen an increasing interest in our various financing options during times of macroeconomic uncertainty. New financing originations were $2.3 billion and $2.0 billion for the third quarter of Fiscal 2023 and Fiscal 2022, respectively, and $6.7 billion and $5.8 billion for the first nine months of Fiscal 2023 and Fiscal 2022, respectively.

Our leases are generally classified as sales-type leases or operating leases. Amounts due from lessees under sales-type leases or direct financing leases are recorded as part of financing receivables, with interest income recognized over the contract term. Upon commencement of sales-type leases, we typically qualify for up-front revenue recognition. Upon origination of operating leases, we record equipment under operating leases, classified as property, plant, and equipment. Over the contract term of an operating lease, we recognize rental revenue and depreciation expense, classified as cost of net revenue.

As of both October 28, 2022 and January 28, 2022, our financing receivables, net were $10.6 billion. We maintain an allowance to cover expected financing receivable credit losses and evaluate credit loss expectations based on our total portfolio. For the third quarter of Fiscal 2023 and Fiscal 2022, the principal charge-off rate for our financing receivables portfolio was 0.5% and 1.1%, respectively. For the first nine months of Fiscal 2023 and Fiscal 2022, the principal charge-off rate for our financing receivables portfolio was 0.5% and 0.7%, respectively. The credit quality of our financing receivables has improved in recent years as the mix of high-quality commercial accounts in our portfolio has continued to increase. We continue to monitor broader economic indicators and their potential impact on future credit loss performance. We have an extensive process to manage our exposure to customer credit risk, including active management of credit lines and our collection activities. We also sell selected fixed-term financing receivables without recourse to unrelated third parties on a periodic basis, primarily to manage certain concentrations of customer credit exposure.  Based on our assessment of the customer financing receivables, we believe that we are adequately reserved.

We retain a residual interest in equipment leased under our lease programs. As of October 28, 2022 and January 28, 2022, the residual interest recorded as part of financing receivables was $137 million and $217 million, respectively. The decline in residual interest was principally attributable to a corresponding increase in originations of operating leases. The amount of the residual interest is established at the inception of the lease based upon estimates of the value of the equipment at the end of the lease term using historical studies, industry data, and future value-at-risk demand valuation methods. On a quarterly basis, we assess the carrying amount of our recorded residual values for expected losses. Generally, expected losses as a result of residual value risk on equipment under lease are not considered to be significant primarily because of the existence of a secondary market with respect to the equipment. Further, the lease agreement defines applicable return conditions and remedies for non-compliance to ensure that the leased equipment will be in good operating condition upon return. No expected losses were recorded related to residual assets during the third quarter and first nine months of Fiscal 2023 and Fiscal 2022.

As of October 28, 2022 and January 28, 2022, equipment under operating leases, net was $2.1 billion and $1.7 billion, respectively. We assess the carrying amount of the equipment under operating leases for impairment whenever events or circumstances may indicate that an impairment has occurred. No material impairment losses were recorded related to such equipment during the third quarter and first nine months of Fiscal 2023 and Fiscal 2022.

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

LIQUIDITY, CASH REQUIREMENTS, AND MARKET CONDITIONS

Liquidity and Capital Resources

To support our ongoing business operations, we rely on operating cash flows, which are impacted by trends in the demand environment, as our primary source of liquidity. We monitor the efficiency of our balance sheet to ensure that we have adequate liquidity to support our business and strategic initiatives. In addition to internally generated cash, we have access to other capital sources to finance our strategic initiatives and fund growth in our financing operations. Our strategy is to deploy capital from any potential source, whether internally generated cash or debt, depending on the adequacy and availability of that source of capital and whether it can be accessed in a cost-effective manner.

We believe that our current cash and cash equivalents, together with cash that will be provided by future operations and borrowings expected to be available under our revolving credit facility and commercial paper program, will be sufficient over at least the next twelve months and for the foreseeable future thereafter to meet our material cash requirements, including funding of our operations, debt-related payments, capital expenditures, and other corporate needs. Our cash and cash equivalent balances will be impacted in the near-term as a result of certain non-recurring cash outflows, including payment of the Class V transaction litigation settlement.

As part of our overall capital allocation strategy, we intend to drive growth while maintaining our investment grade rating and focusing on returning capital to our stockholders through both share repurchase programs and dividend payments.

The following table presents our cash and cash equivalents as well as our available borrowings as of the dates indicated:

	October 28, 2022	January 28, 2022

	(in millions)
Cash and cash equivalents, and available borrowings:
Cash and cash equivalents	$4,909	$9,477
Remaining available borrowings under revolving credit facilities	4,999	4,969
Total cash, cash equivalents, and available borrowings	$9,908	$14,446

During the first nine months of Fiscal 2023, cash and cash equivalents decreased by $4.6 billion, as a result of the return of capital to our stockholders through share repurchases and dividend payments, as well as capital expenditures.

Our revolving credit facilities as of October 28, 2022 consist of the 2021 Revolving Credit Facility, which has a maximum capacity of $5.0 billion. Available borrowings under this facility are reduced by draws on the facility and outstanding letters of credit. As of October 28, 2022, there were no borrowings outstanding under the facility and remaining available borrowings totaled approximately $5.0 billion. The 2021 Revolving Credit Facility also acts as a backstop to provide liquidity support for our commercial paper program discussed below. Subsequent to the close of the third quarter of Fiscal 2023, we entered into an amendment to the 2021 Revolving Credit Facility which, in part, increased the aggregate borrowing capacity to $6.0 billion.

During the second quarter of Fiscal 2023, we established a commercial paper program under which we may issue unsecured notes in a maximum aggregate face amount of $5.0 billion outstanding at any time, with maturities up to 397 days from the date of issue. During the third quarter of Fiscal 2023, we issued and repaid unsecured notes under the program, which we utilized to support general corporate activities. As of October 28, 2022, we had no outstanding borrowings under the program.

We may regularly use our available borrowings from the 2021 Revolving Credit Facility and issuances under the commercial paper program on a short-term basis for general corporate purposes. See Note 7 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information about our debt.

During the third quarter of Fiscal 2023, we entered into a factoring arrangement with a third-party financial institution to sell certain high-quality trade accounts receivable on a non-recourse basis and sold $500 million of receivables pursuant to this arrangement. Proceeds from the sales of trade receivables are included in cash from operating activities in the Condensed Consolidated Statements of Cash Flows. We may elect to factor trade accounts receivable from time to time as part of our overall liquidity and working capital management strategy.

Debt

The following table presents our outstanding debt as of the dates indicated:

	October 28, 2022	Change	January 28, 2022

	(in millions)
Core debt
Senior Notes	$16,300	$—	$16,300
Legacy Notes and Debentures	952	—	952
DFS allocated debt	(1,023)	110	(1,133)
Total core debt	16,229	110	16,119
DFS related debt
DFS debt	10,051	405	9,646
DFS allocated debt	1,023	(110)	1,133
Total DFS related debt	11,074	295	10,779
Other	287	(50)	337
Total debt, principal amount	27,590	355	27,235
Carrying value adjustments	(261)	20	(281)
Total debt, carrying value	$27,329	$375	$26,954

As of October 28, 2022, the outstanding principal amount of our debt of increased $0.4 billion from January 28, 2022 to $27.6 billion, driven primarily by net DFS activity.

We define core debt as the total principal amount of our debt, less DFS related debt and other debt. Our core debt was $16.2 billion and $16.1 billion as of October 28, 2022 and January 28, 2022, respectively. See Note 7 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information about our debt.

DFS related debt primarily represents debt from our securitization and structured financing programs. Our risk of loss under these programs is limited to transferred lease and loan payments and associated equipment, as the credit holders have no recourse to Dell Technologies.

To fund expansion of the DFS business, we balance the use of the securitization and structured financing programs with other sources of liquidity. We approximate the amount of our debt used to fund the DFS business by applying a 7:1 debt-to-equity ratio to the sum of our financing receivables balance and equipment under our DFS operating leases, net. The debt-to-equity ratio is based on the underlying credit quality of the assets. See Note 5 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information about our DFS debt.

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

Cash Flows

The following table presents a summary of our Condensed Consolidated Statements of Cash Flows for the periods indicated:

	Nine Months Ended
	October 28, 2022	October 29, 2021

	(in millions)
Net change in cash from:
Operating activities	$851	$7,214
Investing activities	(2,228)	2,053
Financing activities	(3,138)	(1,028)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(343)	(54)
Change in cash, cash equivalents, and restricted cash	$(4,858)	$8,185

Cash flows for the nine months ended October 29, 2021 are inclusive of cash flows attributable to VMware, Inc.. Effective November 1, 2021, as a result of the VMware Spin-off, cash flows ceased to include cash flows attributable to VMware, Inc. See “Introduction” and Note 1 and Note 2 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information regarding the VMware Spin-off.

Operating Activities — Cash provided by operating activities was $0.9 billion during the first nine months of Fiscal 2023 compared to $7.2 billion during the first nine months of Fiscal 2022. During the first nine months of Fiscal 2022, $3.2 billion of the total $7.2 billion represents cash provided by operating activities attributable to VMware, Inc.

The decline in cash provided by operating activities was primarily attributable to unfavorable working capital dynamics as compared to the first nine months of Fiscal 2022. Working capital was primarily impacted by increased inventory balances, as we proactively managed supply chain dynamics, coupled with the timing of purchases and payments to vendors during a declining demand environment.

Cash provided by operating activities during the first nine months of Fiscal 2022 was driven by strong profitability coupled with favorable working capital dynamics.

Investing Activities — Investing activities primarily consist of cash used to fund capital expenditures for property, plant, and equipment, which includes equipment under DFS operating leases. Additional activities include capitalized software development costs, acquisitions and divestitures, strategic investments, and the maturities, sales, and purchases of investments. During the first nine months of Fiscal 2023, cash used in investing activities was $2.2 billion and was primarily applied to capital expenditures. For the first nine months of Fiscal 2022, cash provided by investing activities was $2.1 billion, primarily driven by net cash proceeds related to the divestiture of Boomi in the third quarter of Fiscal 2022, partially offset by cash used for capital expenditures.

Financing Activities — Financing activities primarily consist of the proceeds and repayments of debt and cash used to repurchase common stock. Cash used in financing activities was $3.1 billion during the first nine months of Fiscal 2023 and primarily consisted of repurchases of common stock, inclusive of payments to settle employee tax withholding on stock-based compensation, and the payment of quarterly dividends. The effects of these financing activities were partially offset by net cash proceeds from DFS debt issuances. Cash used in financing activities was $1.0 billion during the first nine months of Fiscal 2022 and primarily consisted of debt repayments and repurchases of common stock by our public subsidiaries, partially offset by net cash proceeds from the issuance of VMware Notes and DFS debt.

DFS Cash Flow Impacts — DFS offerings are initially funded through cash on hand at the time of origination, most of which is subsequently replaced with asset-backed financing. For DFS offerings that qualify as sales-type leases, the initial funding of financing receivables is reflected as an impact to cash flows from operations and is largely subsequently offset by cash proceeds from financing. For DFS operating leases, the initial funding is classified as a capital expenditure and reflected as cash flows used in investing activities. DFS new financing originations were $6.7 billion and $5.8 billion during the first nine months of Fiscal 2023 and Fiscal 2022, respectively. As of October 28, 2022, DFS had $10.6 billion of total net financing receivables and $2.1 billion of equipment under DFS operating leases, net.

Cash Requirements and Expenditures

Capital Expenditures — We spent $2.2 billion and $2.1 billion during the first nine months of Fiscal 2023 and Fiscal 2022, respectively, on property, plant, and equipment and capitalized software development costs, of which the funding of equipment under DFS operating leases totaled $0.8 billion and $0.6 billion, respectively. Product demand, product mix, the use of contract manufacturers, and ongoing investments in operating and information technology infrastructure influence the level and prioritization of our capital expenditures. Aggregate capital expenditures for Fiscal 2023 are currently expected to total between $3.1 billion and $3.3 billion, of which approximately $1.1 billion of expenditures are expected to be applied to equipment under DFS operating leases and approximately $0.3 billion to capitalized software development costs.

Repurchases of Common Stock — Effective as of September 23, 2021, our Board of Directors approved a stock repurchase program with no fixed expiration date under which we are authorized to repurchase up to $5 billion of shares of our Class C Common Stock. During the first nine months of Fiscal 2023, we repurchased approximately 59 million shares of Class C Common Stock under this program for a total purchase price of approximately $2.7 billion.

Dividend Payments — On February 24, 2022, the Company announced that its Board of Directors has adopted a dividend policy under which the Company intends to pay quarterly cash dividends on its common stock at an initial rate of $0.33 per share per fiscal quarter. During the nine months ended October 28, 2022, the Company paid the following dividends:

Declaration Date	Record Date	Payment Date	Dividend per Share	Amount (in millions)
February 24, 2022	April 20, 2022	April 29, 2022	$0.33	$248
June 7, 2022	July 20, 2022	July 29, 2022	$0.33	$242
September 6, 2022	October 19, 2022	October 28, 2022	$0.33	$238

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

As of October 28, 2022, such purchase obligations were $2.7 billion, $0.6 billion, and $0.8 billion for the remaining three months of Fiscal 2023, Fiscal 2024, and Fiscal 2025 and thereafter, respectively.

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

We use derivative instruments to hedge certain foreign currency exposures. We use forward contracts and purchased options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted transactions denominated in currencies other than the U.S. dollar.  In addition, we primarily use forward contracts and may use purchased options to hedge monetary assets and liabilities denominated in a foreign currency.  See Note 8 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information about our use of derivative instruments.

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

The following table presents summarized results of operations information for the Obligor Group for the period indicated:

Nine Months Ended
October 28, 2022
(in millions)
Net revenue (a)	$7,462
Gross margin (b)	3,148
Operating income	788
Interest and other, net (c)	(2,778)
Loss before income taxes	(1,990)
Net loss attributable to Obligor Group	$(1,705)
____________________
(a) Includes net revenue from services provided and product sales to Non-Obligor Subsidiaries of $625 million and $128 million, respectively.
(b) Includes cost of net revenue from resale of solutions purchased from Non-Obligor Subsidiaries and the Related Party of $747 million and $382 million, respectively. Includes costs of net revenue from shared services provided by Non-Obligor Subsidiaries of $486 million.
(c) Includes interest expense on inter-company loan payables of $969 million.

The following table presents summarized balance sheet information for the Obligor Group as of the dates indicated:

	October 28, 2022	January 28, 2022

	(in millions)
ASSETS
Current assets	$2,975	$3,106
Intercompany receivables	—	988
Due from related party, net	118	59
Short-term intercompany loan receivables	207	—
Total current assets	3,300	4,153
Due from related party, net	612	710
Goodwill and intangible assets	14,980	15,399
Other non-current assets	2,877	2,810
Total assets	$21,769	$23,072
LIABILITIES
Current liabilities	$6,582	$4,625
Intercompany payable	563	—
Due to related party	98	192
Total current liabilities	7,243	4,817
Long-term debt	16,018	17,001
Intercompany loan payables	37,602	37,509
Other non-current liabilities	3,307	3,473
Total liabilities	$64,170	$62,800

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

In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 28, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of October 28, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended October 28, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

The information required by this item is incorporated herein by reference to the information set forth under the caption “Legal Matters” in Note 11 and Note 19 of the Notes to the Condensed Consolidated Financial Statements included in Part I of this report.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities

The following table presents information with respect to our purchases of Class C Common Stock during the third quarter of Fiscal 2023.

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

	(in millions, except per share amounts)
Repurchases from July 30, 2022 to August 26, 2022	1.1	$45.52	1.1	$2,199
Repurchases from August 27, 2022 to September 23, 2022	7.1	$37.94	7.1	$1,930
Repurchases from September 24, 2022 to October 28, 2022	8.1	$35.53	8.1	$1,643
Total	16.3		16.3

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
4.1††
Consent to the Extension of Registration Rights Under the Second Amended and Restated Registration Rights Agreement, dated September 22, 2022, among Dell Technologies Inc. (the “Company”) and SL SPV-2 L.P., Silver Lake Partners IV, L.P., Silver Lake Technology Investors IV, L.P., Silver Lake Partners V DE (AIV), L.P., Silver Lake Technology Investors V, L.P.

10.1††*	Form of Amended and Restated Indemnification Agreement Between Dell Technologies Inc. and members of its Board of Directors.
22.1††	List of Guarantor Subsidiaries and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize Securities of Dell Technologies Inc.
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

Date: December 5, 2022