Form 10-K
period 2023-02-03
Dell Technologies Inc.
filed 2023-03-30
CIK 1571996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	February 3, 2023
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of July 29, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of the registrant’s common stock held by non-affiliates was approximately $11.4 billion (based on the closing price of $45.06 per share of Class C Common Stock reported on the New York Stock Exchange on that date).
As of March 27, 2023, there were 731,204,853 shares of the registrant’s common stock outstanding, consisting of 257,374,103 outstanding shares of Class C Common Stock, 378,480,523 outstanding shares of Class A Common Stock, and 95,350,227 outstanding shares of Class B Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s proxy statement relating to its annual meeting of stockholders to be held in 2023. The proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

Our fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. We refer to our fiscal years ended February 3, 2023, January 28, 2022, and January 29, 2021 as “Fiscal 2023,” “Fiscal 2022,” and “Fiscal 2021,” respectively. Fiscal 2023 included 53 weeks, while Fiscal 2022 and Fiscal 2021 each included 52 weeks.

PART I

ITEM 1 — BUSINESS

Company Overview

Dell Technologies helps organizations build their digital futures and individuals transform how they work, live, and play. We provide customers with one of the industry’s broadest and most innovative solutions portfolio for the data era, including traditional infrastructure and extending to multi-cloud environments. Our differentiated and holistic IT solutions benefit our results and enable us to capture revenue growth as customer spending priorities evolve.

Dell Technologies’ integrated solutions help customers modernize their IT infrastructure, manage and operate in a multicloud world, address workforce transformation, and provide critical solutions that keep people and organizations connected. We are helping customers accelerate their digital transformations to improve and strengthen business and workforce productivity. With our extensive portfolio and our commitment to innovation, we offer secure, integrated solutions that extend from the edge to the core to the cloud, and we are at the forefront of software-defined and cloud native infrastructure solutions.

Dell Technologies operates globally in approximately 180 countries, supported by a world-class organization across key functional areas, including technology and product development, marketing, sales, financial services, and services. We have a number of durable competitive advantages that provide a critical foundation for our success. Our go-to-market engine includes a 31,000-person direct sales force and a global network of approximately 240,000 channel partners. We employ approximately 35,000 full-time service and support professionals and maintain approximately 2,200 vendor-managed service centers. We also manage a world-class supply chain at significant scale with approximately $77 billion in annual procurement expenditures and over 725 parts distribution centers.

We further strengthen customer relationships through our financing offerings provided by Dell Financial Services and its affiliates (“DFS”) and our flexible consumption models, including utility, subscription, and as-a-Service models, which we continue to expand under Dell APEX. These offerings enable our customers to pay over time and provide them with financial flexibility to meet their changing technological requirements.

Vision and Strategy

Our vision is to become the most essential technology company for the data era. We help customers address their evolving IT needs and their broader digital transformation objectives as they embrace today’s multicloud world. We intend to execute our vision by focusing on two strategic priorities:

•Grow and modernize our core offerings in the markets in which we predominantly compete

•Pursue attractive new growth opportunities such as Edge, Telecom, data management, and as-a-Service consumption models

We believe we are uniquely positioned in the data and multicloud era and that our results will continue to benefit from our durable competitive advantages. We intend to continue to execute our business model and position our company for long-term success while balancing liquidity, profitability, and growth and keeping our purpose at the forefront of our decision-making: to create technologies that drive human progress.

The IT industry is rapidly evolving with demand for simpler, more agile solutions as companies leverage multiple clouds across their increasingly complex IT environments. To meet our customer needs, we continue to invest in research and development, sales, and other key areas of our business to deliver superior products and solutions capabilities and to drive long-term sustainable growth.

Business Model Transformation

Our customers are seeking new and innovative models that address how they consume our solutions. In part, customers are looking to remove unnecessary cost and complexity, align solution offerings to their business needs, and provide consistent operations throughout their IT enterprise.

We offer options including as-a-Service, subscription, utility, leases, loans, and immediate pay models designed to match customers' consumption and financing preferences. We believe these options are particularly advantageous for our customers during times of economic uncertainty as they provide financial flexibility to further enable them to procure our solutions.

These offerings typically result in multiyear agreements which generate recurring revenue streams over the term of the arrangement. We expect that these offerings will further strengthen our customer relationships and provide a foundation for growth in recurring revenue. We define recurring revenue as revenue recognized that is primarily related to hardware and software maintenance as well as subscription, as-a-Service, usage-based offerings, and operating leases.

As we pursue our strategy of modernizing our core business solutions, we continue to evolve and build momentum across our family of as-a-Service offerings under Dell APEX.

Products and Services

We design, develop, manufacture, market, sell, and support a wide range of IT solutions, products, and services. We are organized into two business units which are also our reportable segments, referred to as Infrastructure Solutions Group and Client Solutions Group.

•Infrastructure Solutions Group (“ISG”) — ISG enables our customers’ digital transformation with solutions that address the fundamental shift to multicloud environments, machine learning, artificial intelligence, and data analytics. ISG enables customers to simplify, streamline, and automate their cloud operations. ISG solutions are built for multicloud environments and are optimized to run cloud native workloads in both public and private clouds, as well as traditional on-premise workloads.

Our comprehensive storage portfolio includes traditional as well as next-generation storage solutions, including all-flash arrays, scale-out file, object platforms, hyper-converged infrastructure, and software-defined storage. We have simplified our storage portfolio and continue to make enhancements to our storage offerings that we expect will drive long-term improvements in the business.

Our server portfolio includes high-performance rack, blade, and tower servers. Our servers are designed with the capability to run high value workloads across customers’ IT environments, including artificial intelligence, machine learning, and edge workloads. Our networking portfolio helps our business customers transform and modernize their infrastructure, mobilize and enrich end-user experiences, and accelerate business applications and processes.

Our strengths in server, storage, and virtualization software solutions allow us to offer leading converged and hyper-converged solutions, enabling our customers to accelerate their IT transformation with scalable integrated solutions instead of building and assembling their own IT platforms. ISG also offers software, peripherals, and services, including configuration, support and deployment, and extended warranties.

Approximately half of ISG revenue is generated by sales to customers in the Americas, with the remaining portion derived from sales to customers in the Europe, Middle East, and Africa region (“EMEA”) and the Asia-Pacific and Japan region (“APJ”).

•Client Solutions Group (“CSG”) — CSG includes branded PCs including notebooks, desktops, and workstations and branded peripherals including displays and docking stations, as well as third-party software and peripherals. CSG also includes services offerings, including support and deployment, configuration, and extended warranties. Our CSG offerings are designed with our customers’ needs in mind and we seek to optimize performance, reliability, manageability, design, and security.

Our commercial portfolio provides our customers with solutions centered around flexibility to address their complex needs such as IT modernization, hybrid work transformation, and other critical needs. Within our high-end consumer offerings, we provide our customers’ with powerful performance, processing, and end-user experiences.

Approximately half of CSG revenue is generated by sales to customers in the Americas, with the remaining portion derived from sales to customers in EMEA and APJ.

Our “other businesses,” described below, primarily consists of our resale of standalone offerings of VMware, Inc. (individually and together with its subsidiaries, “VMware”), referred to as “VMware Resale,” and offerings of SecureWorks Corp. (“Secureworks”). These businesses are not classified as reportable segments, either individually or collectively.

•VMware Resale consists of our sale of standalone VMware offerings. Under our Commercial Framework Agreement with VMware discussed in this report, Dell Technologies continues to act as a key channel partner for VMware, reselling VMware’s offerings to our customers. This partnership is intended to facilitate mutually beneficial growth for both Dell Technologies and VMware.

VMware works with customers in the areas of hybrid and multicloud, modern applications, networking, security, and digital workspaces, helping customers manage their IT resources across private clouds and complex multicloud, multi-device environments.

•Secureworks (NASDAQ: SCWX) is a leading global cybersecurity provider of technology-driven security solutions singularly focused on protecting its customers by outpacing and outmaneuvering the adversary. The solutions offered by Secureworks enable organizations of varying size and complexity to prevent security breaches, detect malicious activity, respond rapidly when a security breach occurs, and identify emerging threats.

Our offerings are continually evolving in response to customer needs. As a result, reclassifications of certain products and services solutions in major product categories may be required. For further discussion regarding our reportable segments, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations —Results of Operations — Business Unit Results” and Note 19 of the Notes to the Consolidated Financial Statements included in this report.

Dell Financial Services

DFS supports our businesses by offering and arranging various financing options and services for our customers globally. DFS originates, collects, and services customer receivables primarily related to the purchase or use of our product, software, and services solutions. We also arrange financing for some of our customers in various countries where DFS does not currently operate as a captive entity. We further strengthen customer relationships through flexible consumption models, including utility, subscription, and as-a-Service models, which enable us to offer our customers the option to pay over time to provide them with financial flexibility to meet their changing technological requirements. DFS funded $9.7 billion of originations in Fiscal 2023 and maintains an $11 billion global portfolio of high-quality financing receivables. The results of these operations are allocated to our segments based on the underlying product or service financed and may be impacted by, among other items, changes in the interest rate environment and the translation of those changes to pricing. For additional information about our financing arrangements, see Note 6 of the Notes to the Consolidated Financial Statements included in this report.

Research and Development

We focus on developing scalable technology solutions that incorporate desirable features and capabilities at competitive prices. We employ a collaborative approach to design and development in which our engineers, with direct customer input, design innovative solutions and work with a global network of technology companies to architect new system designs, influence the direction of future development, and integrate new technologies into our products and solutions. Through our collaborative, customer-focused approach to innovation, we strive to deliver new and relevant products to the market quickly and efficiently.

Our software engineers are focused on developing the next generation of innovative solutions. Our software simplifies the complex through automation, increasingly leveraging artificial intelligence and machine-learning technology. Most of our research and development (“R&D”) expenditures represent costs to develop the software that powers these solutions.

We manage our R&D spending by targeting those innovations and solutions that we believe are most valuable to our customers and by relying on the capabilities of our strategic relationships. We have a global R&D presence, with total R&D expenses of $2.8 billion, $2.6 billion, and $2.5 billion for Fiscal 2023, Fiscal 2022, and Fiscal 2021, respectively. These investments reflect our commitment to R&D activities that ultimately support our goal to help our customers build their digital future and to transform IT.

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

We also utilize contract manufacturers throughout the world to manufacture or assemble our products under the Dell Technologies brand as part of our strategy to enhance our variable cost structure and to achieve our goals of generating cost efficiencies, delivering products faster, better serving our customers, and enhancing our supply chain. When using contract manufacturers, we purchase components from suppliers and subsequently sell those components to the manufacturer. Our manufacturing process consists of assembly, software installation, functional testing, and quality control. We conduct operations utilizing a formal, documented quality management system to ensure that our products and services satisfy customer needs and expectations. Testing and quality control are also applied to components, parts, sub-assemblies, and systems obtained from third-party suppliers.

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

Our order fulfillment, manufacturing, and test facilities are also certified to the ISO 9001 International Standard for quality management systems, the ISO 14001 International Standard for environmental management systems, the ISO 45001 International Standard for health and safety management systems, and the ISO 50001 International Standard for energy management systems. These internationally-recognized endorsements of ongoing quality, environmental, health and safety, and energy management are among the highest levels of certifications available. We also have implemented programs and methodologies to ensure that the quality of our designs, manufacturing, test processes, and supplier relationships are continually improved.

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

Geographic Operations

Our global corporate headquarters is located in Round Rock, Texas. We have operations and conduct business in many countries located in the Americas, Europe, the Middle East, Asia, and other geographic regions. To increase our global reach, we continue to focus on emerging markets outside of the United States, Western Europe, Canada, and Japan. We continue to view these geographical markets, which include the vast majority of the world’s population, as a long-term growth opportunity. Accordingly, we pursue the development of technology solutions that meet the needs of these markets. For information about the amount of net revenue we generated from our operations outside of the United States during the last three fiscal years, see Note 19 of the Notes to the Consolidated Financial Statements included in this report.

Seasonality

Our sales can be affected by seasonal trends. Within ISG, our storage sales are typically stronger in our fourth fiscal quarter. Our sales within the Americas are typically stronger in the second and fourth fiscal quarters, with sales in EMEA typically stronger during the fourth fiscal quarter. Historical seasonal patterns may not continue in the future and have been impacted by, and may continue to be impacted by, the COVID-19 pandemic, the changing macroeconomic environment, and our mix of business.

Competition

We operate in an industry in which there are rapid technological advances in hardware, software, and services offerings. We face ongoing product and price competition in all areas of our business, including from both branded and generic competitors. We compete based on our ability to offer customers competitive, scalable, and integrated solutions that provide the most current and desired product and services features at a competitive price. We closely monitor market pricing, including the effect of foreign exchange rate movements, in an effort to provide the best value for our customers. We believe that our strong relationships with our customers and channel partners allow us to respond quickly to changing customer needs and other macroeconomic factors.

We also face competition from non-traditional IT companies, including large Infrastructure-as-a-Service providers, that often buy their infrastructure directly from original design manufacturers. Competitive pressures could increase if customers choose to move existing workloads to these Infrastructure-as-a-Service providers.

The markets in which we compete span countries around the world with customers that range from the world’s largest corporations to small and medium-sized businesses to consumers and also includes government and not-for-profit organizations. We believe that new businesses will continue to enter these markets and develop technologies that, if successfully commercialized, may compete with our products and services. Moreover, current competitors may enter into new strategic relationships with new or existing competitors, which may further increase the competitive pressures. See “Item 1A — Risk Factors — Risks Relating to Our Business and Our Industry” for information about our competitive risks.

Sales and Marketing

Our sales and marketing efforts are organized around the evolving needs of our customers. Our unified global sales and marketing team has created a go-to-market organization that is customer-focused, collaborative, and innovative. We generally organize our go-to-market operations with a focus on geographic and customer segments which encompass large global and national enterprises, public institutions that include governmental agencies, educational institutions, healthcare organizations, small and medium-sized businesses, and consumers.

Go-to-market strategy — We sell products and services directly to customers and through other sales channels, which include value-added resellers, system integrators, distributors, and retailers. We manage our many channels to offer a unified customer experience.

We believe our direct business model is a significant competitive advantage and emphasizes direct communication with customers, allowing us to refine our products and marketing programs and enabling us to successfully navigate environments with constrained supply chains.

In addition to our direct business model, we use our network of channel partners to sell our products and services, enabling us to efficiently serve a greater number of customers. The Dell Technologies partner program contributes to the development of channel sales by providing appropriate incentives to encourage sales generation. We also facilitate access to third-party financing to help our channel partners manage their working capital. We believe that building long-term relationships with our channel partners enhances our ability to deliver a high-quality customer experience. During Fiscal 2023, our other sales channels generated approximately 50% of our net revenue.

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

Product Backlog

Product backlog represents the value of unfulfilled manufacturing orders and is included as a component of remaining performance obligations to the extent we determine that the manufacturing orders are non-cancelable. Our business model generally gives us the ability to optimize product backlog at any point in time, by such actions as expediting shipping or prioritizing customer orders for products that have shorter lead times. We ended Fiscal 2022 with elevated backlog levels as a result of industry-wide constraints in the supply of limited-source components. During Fiscal 2023, we lowered our backlog levels across both CSG and ISG as supply positions improved and demand declined.

Patents, Trademarks, and Licenses

As of February 3, 2023, we held a worldwide portfolio of 20,693 granted patents and 8,045 pending patent applications. We continue to obtain new patents through our ongoing research and development activities.  The inventions claimed in our patents and patent applications cover aspects of our current and possible future offerings, computer systems, software products, manufacturing processes, and related technologies.  We also hold licenses to use numerous third-party patents.  Although we use our patented inventions and license some of them to others, we are not substantially dependent on any single patent or group of related patents.  Our product and process patents may establish barriers to entry, and we anticipate that our worldwide patent portfolio will continue to be of value in negotiating intellectual property rights with others in the industry.

We have used, registered, or applied to register certain trademarks and copyrights in the United States and in other countries. We believe that Dell Technologies, DELL, Dell EMC, Alienware, and Secureworks word marks and logo marks in the United States are material to our operations.

We have entered into software licensing agreements with other companies. We also license certain technology and intellectual property from third parties for use in our offerings and processes, and license some of our technologies and intellectual property to third parties.

Government Regulation

Our business is subject to regulation by various U.S. federal and state governmental agencies and other governmental agencies. Such regulation includes the activities of the U.S. Federal Communications Commission; the anti-trust regulatory activities of the U.S. Federal Trade Commission, the U.S. Department of Justice, and the European Union; the consumer protection laws and financial services regulation of the U.S. Federal Trade Commission and various U.S. governmental agencies; the export regulatory activities of the U.S. Department of Commerce and the U.S. Department of the Treasury; the import regulatory activities of the U.S. Customs and Border Protection; the product safety regulatory activities of the U.S. Consumer Product Safety Commission and the U.S. Department of Transportation; the health information privacy and security requirements of the U.S. Department of Health and Human Services; and the environmental, employment and labor, and other regulatory activities of a variety of governmental authorities in each of the countries in which we conduct business.

Our operations are subject to a variety of environmental, performance, and safety regulations in all areas in which we conduct business. Product design and procurement operations must comply with requirements relating to materials composition, sourcing, radiated emissions, energy efficiency and collection, recycling, treatment, transportation, and disposal of electronics products, including restrictions on mercury, lead, cadmium, lithium metal, lithium ion, and other substances. Operations may also become subject to new or emergent standards relating to climate change laws and regulations. The amount and timing of costs under environmental and safety laws are difficult to predict. We were not assessed any material environmental fines, nor did we have any material environmental remediation or other environmental costs, during Fiscal 2023.

We and our subsidiaries are subject to various anti-corruption laws that prohibit improper payments or offers of payments to foreign governments and their officials for the purpose of obtaining or retaining business, and are also subject to export controls, customs regulations, economic sanctions laws, including those currently imposed on Russia, and embargoes imposed by the U.S. government. Violations of the U.S. Foreign Corrupt Practices Act or other anti-corruption laws or export control, customs, or economic sanctions laws and regulations may result in severe criminal or civil sanctions and penalties.

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

Dell Technologies is committed to progressing towards the goals set forth in our plan for 2030 and beyond (our “2030 Goals”). Our 2030 Goals represent an extension of our purpose as a company — to create technologies that drive human progress. We are using these goals to build our impact strategies over the next decade. Our 2030 Goals have four critical areas of focus:

•Advancing Sustainability — We believe we have a responsibility to protect and enrich our planet together with our customers, suppliers, and communities. We continue to prioritize sustainability across our business ecosystem, valuing natural resources and seeking to minimize our impact. With the power of our global supply chain, Dell Technologies pursues the highest standards of sustainability and ethical practices.

•Cultivating Inclusion — We view diversity and inclusion as a business imperative that will enable us to build and empower our future workforce and we strive to cultivate inclusion for our team members, customers, and communities. It is essential that our workforce be fully representative of the diversity in our global customer base. Further, we believe that diversity of leadership increases innovation and ensures that company decisions reflect a wide variety of perspectives.

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

•Upholding Ethics and Data Privacy — Ethics and privacy play a critical role in establishing a strong foundation for positive social impact. We are committed to ensuring that new talent and existing team members align with our ethical culture. We will continue to invest in our advanced privacy governance and risk-management technology and continue seeking to select, evaluate, and do business with third parties who share our level of dedication to ethics and privacy.

Dell Technologies measures progress against our 2030 Goals in our annually released reports available on our website.

Climate Change

At Dell Technologies, we believe that by addressing climate change, we are demonstrating our commitment to protect our planet and the community. We have a responsibility to manage the greenhouse gas emissions associated with our direct and indirect footprint, and technology plays an important role in this undertaking. We aim to achieve net zero greenhouse gas emissions across Scopes 1, 2, and 3 by 2050.

Human Capital Management

We are a diverse team with unique perspectives, united in our purpose, our strategy, and our culture. Our goal is to ensure that employees of different backgrounds feel valued, engaged, and inspired to do their best work. Through our ongoing diversity and inclusion efforts, flexible working environments, training and development offerings, and health and wellness resources for our employees, we are striving to attract, develop, and retain an empowered workforce. We believe the success of our commitment is demonstrated through our employee tenure and recognition by Newsweek as America’s Most Loved Workplace of 2022 and by Forbes in its ranking of the 2022 World’s Best Employers.

As of February 3, 2023, we had approximately 133,000 employees, approximately 32% of whom were located in the United States. As a result of rapidly evolving macroeconomic conditions during Fiscal 2023, we took certain measures to reduce cost, including limiting external hiring. Further, subsequent to the close of Fiscal 2023, we announced to our employees reorganizations and other actions to align our investments more closely with our previously discussed strategic and customer priorities. These actions will reduce our employee population by approximately 5%. We are committed to supporting those impacted as they transition to their next opportunities. Despite these difficult decisions, we continue to make investments and focused efforts to develop and empower our employees and attract and retain talent.

We seek to support our culture in four key focus areas:

Diversity and Inclusion — At Dell Technologies, we believe diversity is power. Within our 2030 Plan, one critical area of focus — cultivating inclusion — highlights how our human capital resources are vital to our social impact and long-term success. Cultivating inclusion is a core component of our culture, and we believe that closing the diversity gap is critical to meeting future talent needs and ensuring that new perspectives reflect our global customer base. We are committed to equal employment opportunity for all and upholding ethics and integrity in all we do and will continue to pursue inclusive policies that support full-spectrum diversity.

As of February 3, 2023, excluding employees of Secureworks, the overall representation of employees who self-identify as women was approximately 35%. Of our global people leaders, 29% self-identified as women. We define people leaders as employees in a management level or executive position.

As of the same date, our U.S. employee base was composed of employees who self-identified with the following races and ethnicities: 63% as White or Caucasian; 15% as Asian; 10% as Hispanic or Latino; 6% as Black or African American; 2% with two or more races; and 1% with additional groups (including American Indian, Alaska Native, Native Hawaiian or Other Pacific Islander). Approximately 3% of our U.S. employee base did not self-report or specify race and ethnicity status. Of our U.S. people leaders, 12% self-identified as Hispanic or Latino or as Black or African American.

As the composition of the workforce evolves, we recognize that companies embracing diversity and inclusion are experiencing greater innovation, productivity, engagement, and employee satisfaction. We are committed to increasing gender and ethnic diversity throughout Dell Technologies and, as part of our 2030 Plan, have goals focused on this objective. We seek to achieve the following diversity goals within our workforce (excluding employees of Secureworks):

•By 2030, 50% of our global workforce and 40% of our global people leaders will be those who self-identify as women.

•By 2030, 25% of our U.S. workforce and 15% of our U.S. people leaders will be those who self-identify as Black or African American or as Hispanic or Latino.

We seek to meet these goals by:

•building and attracting the future workforce by investing in innovative recruiting and hiring programs intended to attract the best talent possible and address the global technology talent gap; and

•developing and retaining our current team members through a supportive corporate culture focused on equity of access to career advancement and upskilling programs.

Achievement Through Learning, Development, and Total Rewards — We offer a competitive and comprehensive benefits package and strive to provide the best choice and value at the best cost. Our comprehensive rewards programs are designed to attract, reward, and retain high-quality talent and to inspire employees to be their best and do their best work for our customers and the growth of our business. We recognize and reward performance through awards aligned with business strategy and individual objectives while supporting team members’ mental, physical, and financial health, and promoting workplace flexibility and connection. Further, Dell Technologies’ focus on cultivating inclusion is an important component of our total rewards philosophy: We believe that equal pay is a business imperative and we are committed to it.

We provide a multitude of programs to support employees’ career growth and development through a centralized experience called “Build Your Career.” Through this program, we offer formal training options, individualized development programs and sponsorship, tools for 360-degree feedback, mentoring, networking, stretch assignments, and growth opportunities. Our tools and resources are designed to empower and inspire employees to direct their own career paths and build a portfolio of transferable skills for success in the technology industry. Our internal Career Hub supports employee growth by providing personalized development suggestions, such as mentors and job opportunities, that align with their skills and development goals. We are committed to building a diverse leadership pipeline with a broad spectrum of skills, including the ability to lead with integrity and inspire others.

Balance and Wellness — Work flexibility is part of our culture and remains a significant priority for us. We have built tools and a culture that provide choice and flexibility to employees, the majority of whom work in a hybrid environment. Dell’s global Connected Workplace program allows eligible employees to choose from a variety of flexible work arrangement options that best meet their needs. This program provides technologies to support employees to excel and progress regardless of their physical location.

We support our employees’ wellness through a comprehensive approach focused on mental, physical, and financial health, flexibility, and connection. We provide wellness resources to help employees and their families develop and sustain healthy habits. We further support employee wellness via regular communications, virtual live and on-demand educational sessions, counseling and support services, fitness and wellness challenges, voluntary progress tracking, and other incentives.

Connection and Engagement — We believe that employee feedback is an important part of our culture and how we drive our strategy. Through our annual Tell Dell survey, employees can confidentially voice their perceptions of the Company and our leadership, culture, and inclusiveness so that we can continue to improve the employee experience. We drive further employee engagement and connection through a variety of initiatives including, but not limited to, our team member listening strategy and our Employee Resource Groups (“ERGs”). We have a total of 13 unique ERGs that cultivate inclusion and bring many collective voices together for a greater business impact. Our ERGs also provide personal and professional development through networking opportunities, mentoring, volunteerism, and community involvement.

Human Rights

At Dell Technologies, upholding and advancing respect for the fundamental human rights of all people is core to our business strategy, purpose, and commitment to drive human progress and create a positive and lasting social impact. We believe everyone deserves to be treated equally with dignity and respect, and we are committed to responsible, ethical, inclusive, and sustainable business practices. We believe in winning with integrity, and we use training and technology to assist our team members in applying the principles of integrity and compliance as part of everyday business transactions, activities, and decisions.

Supply Chain Resources

We manage our responsible business practices in one of the world’s largest supply chains, which involves hundreds of thousands of people around the world. We continue our efforts to drive responsible manufacturing through robust assurance practices, including human rights due diligence and environmental stewardship. We recognize that looking after the wellbeing of people in our supply chain is important and have set goals for our work in this area, including:

•providing healthy work environments;

•delivering future-ready skills development for employees in our supply chain; and

•continuing our engagement with the people who make our products.

We support supplier employees at all levels with training on key topics, including forced labor and health and safety, and we continue to work with suppliers to deliver training directly to employees via their mobile phones. Through this initiative, Dell Technologies covers the cost of developing training modules and shares training costs with suppliers who deliver them.

Dell Technologies works to ensure that we and our suppliers manufacture our products responsibly, in part through our social and environmental responsibility assurance program. Through risk assessments and audits conducted under this program, we seek to monitor factories’ adherence to the Responsible Business Alliance (“RBA”) Code of Conduct. Audits are conducted by third-party auditors that have been trained and certified by the RBA. The audits cover topics across five areas: labor, including risks of forced labor and weekly working hours; employee health and safety; environment; ethics; and management systems. Through our audit program, we aim to identify and solve concerns in our supply chain, and seek continual improvements to address issues and enable suppliers to build their own in-house capabilities. We supplement our audits with targeted assessments of suppliers when we identify opportunities to drive further improvements.

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

Information about our Executive Officers
The following table sets forth, as of March 4, 2023, information about our executive officers, who are appointed by our Board of Directors.

Name	Age	Position
Michael S. Dell	58	Chief Executive Officer and Chairman
Jeffrey W. Clarke	60	Co-Chief Operating Officer and Vice Chairman
Allison Dew	53	Chief Marketing Officer
Howard D. Elias	65	Chief Customer Officer and President, Services and Digital
Richard J. Rothberg	59	General Counsel
Jennifer D. Saavedra, Ph.D.	53	Chief Human Resources Officer
William F. Scannell	60	President, Global Sales and Customer Operations
Thomas W. Sweet	63	Chief Financial Officer
Anthony Charles Whitten	46	Co-Chief Operating Officer

Michael S. Dell — Mr. Dell serves as Chairman of the Board and Chief Executive Officer of Dell Technologies. Mr. Dell served as Chief Executive Officer of Dell Inc., a wholly-owned subsidiary of Dell Technologies, from 1984 until July 2004 and resumed that role in January 2007. In 1998, Mr. Dell formed MSD Capital, L.P., a private investment firm, for the purpose of managing his and his family’s investments, and, in 1999, he and his wife established the Michael & Susan Dell Foundation to provide philanthropic support to a variety of global causes. Mr. Dell is an honorary member of the Foundation Board of the World Economic Forum and is an executive committee member of the International Business Council. He serves as a member of the Technology CEO Council and is a member of the Business Roundtable. He also serves on the advisory board of Tsinghua University’s School of Economics and Management in Beijing, China, on the governing board of the Indian School of Business in Hyderabad, India, and as a board member of Catalyst, Inc., a non-profit organization that promotes inclusive workplaces for women. In June 2014, Mr. Dell was named the United Nations Foundation’s first Global Advocate for Entrepreneurship. Mr. Dell is also Chairman of the Board of Directors of VMware, Inc., a cloud infrastructure and digital workspace technology company that was formerly a public majority-owned subsidiary of Dell Technologies, and Non-Executive Chairman of SecureWorks Corp., a public majority-owned subsidiary of Dell Technologies. Mr. Dell was a board member of Pivotal Software, Inc., formerly a public majority-owned subsidiary of Dell Technologies that provides a leading cloud-native platform, from September 2016 until it was merged with VMware, Inc. in December 2019.

Jeffrey W. Clarke — Mr. Clarke serves as Co-Chief Operating Officer and Vice Chairman of Dell Technologies, responsible for running day-to-day business operations, shaping the Company’s strategic agenda, and setting priorities across the Dell Technologies executive leadership team. In partnership with Mr. Whitten, Mr. Clarke directs the Infrastructure Solutions Group and the Client Solutions Group and manages Global Operations, including manufacturing, procurement, and supply chain. He is also responsible for setting long-term strategy and leads planning for emerging technology areas such as Cloud, Edge, Telecom, and as-a-Service. Mr. Clarke has served as Co-Chief Operating Officer since August 2021, Chief Operating Officer from December 2019 to August 2021 and Vice Chairman, Products and Operations since September 2017, before which he served as Vice Chairman and President, Operations and Client Solutions with Dell Technologies and, previously, Dell, since January 2009. From January 2003 until January 2009, Mr. Clarke served as Senior Vice President, Business Product Group. From November 2001 to January 2003, Mr. Clarke served as Vice President and General Manager, Relationship Product Group. In 1995, Mr. Clarke became the director of desktop development. Mr. Clarke joined Dell in 1987 as a quality engineer and has served in a variety of other engineering and management roles. Before joining Dell Technologies, Mr. Clarke served as a reliability and product engineer at Motorola, Inc, a global technology company.

Allison Dew — Ms. Dew serves as the Chief Marketing Officer of Dell Technologies. In this role, in which she has served since March 2018, Ms. Dew is directly responsible for the global marketing organization, strategy, and all aspects of Dell Technologies’ marketing efforts, including brand and creative, product marketing, communications, digital, and field and channel marketing. Since joining Dell Technologies in 2008, Ms. Dew has been instrumental in Dell Technologies’ marketing transformation, leading an emphasis on data-driven marketing, customer understanding, and integrated planning. Most recently, prior to her current position, Ms. Dew led marketing for the Dell Technologies Client Solutions Group from December 2013 to March 2018.  Before joining Dell Technologies, Ms. Dew served in various marketing leadership roles at Microsoft Corporation, a global technology company. Ms. Dew also worked in both a regional advertising firm in Tokyo, Japan and an independent multicultural agency in New York.

Howard D. Elias — Mr. Elias serves as Chief Customer Officer and President, Services and Digital at Dell Technologies. He leads a global organization devoted to customer advocacy and oversees global support, deployment, consulting, education, managed services, services sales, the IT organization, and strategic partnerships. He is executive sponsor for more than a dozen of Dell Technologies’ largest enterprise accounts and is responsible for setting and driving strategy to enable and accelerate the mission-critical business transformations of customers and Dell’s own global operations. Mr. Elias previously served as President and Chief Operating Officer, EMC Global Enterprise Services from January 2013 until EMC’s acquisition by Dell Technologies in September 2016, and was President and Chief Operating Officer, EMC Information Infrastructure and Cloud Services from September 2009 to January 2013. In these roles, Mr. Elias was responsible for setting the strategy, driving the execution, and creating the best practices for services that enabled the digital transformation and data center modernization of EMC’s customers. Mr. Elias also had responsibility at EMC for leading the integration of the Dell and EMC businesses, including overseeing the cross-functional teams that drove all facets of integration planning. Previously, Mr. Elias was EMC’s Executive Vice President, Global Marketing and Corporate Development, responsible for all marketing, sales enablement, technology alliances, corporate development, and new ventures. Mr. Elias was also a co-founder and served on the board of managers for the Virtual Computing Environment Company, now part of Dell Technologies’ converged platform division. Before joining EMC, Mr. Elias served in various capacities at Hewlett-Packard Company, a provider of information technology products, services, and solutions for enterprise customers, most recently as Senior Vice President of Business Management and Operations for the Enterprise Systems Group. Mr. Elias currently serves as chairman of TEGNA Inc., a media and digital business company, and is a member of the Massachusetts Business Roundtable.

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

William F. Scannell — Mr. Scannell serves as President, Global Sales and Customer Operations for Dell Technologies, heading the global go-to-market organization, including Channel, OEM, Global Alliances, and Specialty Sales. In this role, in which he has served since February 2020, Mr. Scannell is responsible for go-to-market strategy and driving global growth by delivering Dell Technologies’ solutions to organizations in established and new markets in approximately 180 countries. Mr. Scannell previously served as President, Global Enterprise Sales and Customer Operations for Dell Technologies from September 2017 to January 2020, leading the sales teams to deliver innovative and practical technology solutions to large enterprises and public institutions worldwide. Prior to joining Dell Technologies, Mr. Scannell served as President, Global Sales and Customer Operations at EMC. In this role, to which he was appointed in July 2012 after overseeing customer operations in the Americas and EMEA, Mr. Scannell focused on driving coordination and teamwork among EMC’s business unit sales forces, as well as building and maintaining relationships with EMC’s largest global accounts, global alliance partners, and global channel partners. Mr. Scannell began his career as an EMC sales representative in 1986, becoming country manager of Canada in 1988. Shortly thereafter, his responsibilities expanded to include the United States and Latin America. In 1999, Mr. Scannell moved to London to oversee EMC’s business across all of Europe, Middle East, and Africa. He then managed worldwide sales in 2001 and 2002 before being appointed Executive Vice President in 2007.

Thomas W. Sweet — Mr. Sweet serves as Chief Financial Officer of Dell Technologies. In this role, in which he has served since January 2014, he is responsible for all aspects of the Company’s finance function, including accounting, financial planning and analysis, tax, treasury, and investor relations, as well as global business operations, Dell Financial Services and Dell Technologies Capital. He also leads corporate strategy, partnering closely with the office of the CEO to develop and execute a long-term growth strategy that creates value for Dell Technologies stakeholders. From May 2007 to January 2014, Mr. Sweet served in a variety of finance leadership roles for Dell, including as Vice President of Corporate Finance, Controller, and Chief Accounting Officer, with responsibility for global accounting, tax, treasury, and investor relations, as well as for global finance services. Mr. Sweet was responsible for external financial reporting for more than five years when Dell Inc. was a publicly-traded company. Prior to this service, he served in a variety of finance leadership positions, including as Vice President responsible for overall finance activities within the corporate business, education, government, and healthcare business units of Dell. Mr. Sweet also has served as the head of internal audit and in a number of sales leadership roles in education and corporate business units since joining Dell in 1997. Prior to joining Dell, Mr. Sweet was Vice President, Accounting and Finance, for Telos Corporation, a provider of security solutions. He previously spent 13 years with Price Waterhouse LLP (now PricewaterhouseCoopers LLP), a firm specializing in accounting, assurance, tax, and consulting services, in a variety of roles primarily focused on providing audit and accounting services to the technology industry. Mr. Sweet serves on the Board of Directors of Trimble Inc., an industrial technology company.

Anthony Charles Whitten — Mr. Whitten is Co-Chief Operating Officer for Dell Technologies, responsible for managing day-to-day business operations, shaping the Company’s strategic agenda and setting priorities across the Dell Technologies executive leadership team. In partnership with Mr. Clarke, Mr. Whitten directs the Infrastructure Solutions Group and the Client Solutions Group and manages Global Operations, including manufacturing, procurement, and supply chain. He is also responsible for setting long-term strategy and leads planning for emerging technology areas such as Cloud, Edge, Telecom, and as-a-Service. Mr. Whitten joined Dell Technologies in August 2021 from Bain & Company (“Bain”), a management consulting company, where he served as the managing partner of Bain Southwest and was a two-time elected member of Bain’s Board of Directors. During his 22-year tenure at Bain, Mr. Whitten supported hundreds of clients across the globe on strategy, company transformation, M&A and capital markets strategy. In the last decade of his career at Bain, he focused exclusively on the technology sector and was intimately involved in shaping the long-term strategy of Dell Technologies. Under his leadership of Bain’s Southwest region, the business more than doubled, was perennially a top Bain office in employee satisfaction, and was recognized in 2020 and 2021 by Fortune Magazine as one of the best workplaces in Texas.

Recent Developments — On February 26, 2023, Mr. Sweet, notified the Company of his decision to retire from his position as Chief Financial Officer, in which position he served as the Company’s principal financial officer, effective as of August 4, 2023.

On March 2, 2023, the Board of Directors appointed Yvonne McGill, who currently serves as the Company’s Corporate Controller, as the Company’s Chief Financial Officer, to succeed Mr. Sweet in that position and as the Company’s principal financial officer, effective as of August 5, 2023.

Ms. McGill, age 56, has served as the Company’s Corporate Controller since February 2020, where she has responsibility for accounting, tax, treasury, and investor relations. Previously, Ms. McGill served as Chief Financial Officer and Senior Vice President, Infrastructure Solutions Group, from March 2018 to February 2020, and Senior Vice President, Global Financial Planning and Analysis, from August 2015 to March 2020. Since joining Dell in 1997, Ms. McGill served in various other finance leadership roles, including heading finance for the Company’s Asia-Pacific, Japan and China region. Before beginning her service with Dell, Ms. McGill worked at ManTech International Corporation, a company providing technology solutions and services to U.S. intelligence, defense and federal civilian agencies, and Price Waterhouse LLP (now PricewaterhouseCoopers LLP), a firm specializing in accounting, assurance, tax, and consulting services. Ms. McGill serves on the board of directors of Applied Materials, Inc., an international materials engineering company.

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

As a global company with customers operating in a broad range of businesses and industries, our performance is affected by global economic conditions and the demand for technology products and services in international markets. Adverse economic conditions may negatively affect customer demand, and could result in postponed or decreased spending amid customer concerns over unemployment or slowing demand for their products, reduced asset values, volatile energy costs, geopolitical issues, the availability and cost of credit, and the stability and solvency of financial institutions, financial markets, businesses, local and state governments, and sovereign nations. Weak or unstable global economic conditions, including those attributable to international conflicts, such as the conflict in Ukraine, international trade protection measures and disputes, such as those between the United States and China, or public health issues, such as those resulting from the coronavirus disease 19 (“COVID-19”), also could harm our business by contributing to product shortages or delays, supply chain disruptions, insolvency of key suppliers, customer and counterparty insolvencies, increased product costs and associated price increases, reduced global sales, and other adverse effects on our operations. Any such effects could have a negative impact on our net revenue and profitability.

Competitive pressures may adversely affect our industry unit share position, revenue, and profitability.

We operate in an industry in which there are rapid technological advances in hardware, software, and services offerings. As a result, we face aggressive offering and price competition from both branded and generic competitors. We compete based on our ability to offer to our customers integrated solutions that provide desired features at a competitive price. Our competitors may provide offerings that are less costly, perform better, or include additional features. Further, our offering portfolios may quickly become outdated or our market share may quickly erode. Efforts to balance the mix of products and services to optimize profitability, liquidity, and growth may put pressure on our industry position.

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

Although these relationships generate cost efficiencies, they limit our direct control over production. The increasing reliance on vendors subjects us to a greater risk of shortages and reduced control over delivery schedules of components and products, as well as a greater risk of increases in product and component costs. We experienced some of these adverse effects in Fiscal 2023, Fiscal 2022, and Fiscal 2021 as a result of continued impacts of the COVID-19.

We may experience additional supply shortages and price increases caused by changes to raw material availability, manufacturing capacity, labor shortages, public health issues, tariffs, trade disputes and protectionist measures, natural catastrophes or the effects of climate change (such as extreme weather conditions, sea level rise, drought, flooding, and wildfires), and significant changes in the financial condition of our suppliers. Because we maintain minimal levels of component and product inventories, a disruption in component or product availability could harm our ability to satisfy customer needs. In addition, defective parts and products from these vendors could reduce product reliability and harm our reputation.

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

We may not achieve the intended benefits of our continuing strategic relationship with VMware.

On November 1, 2021, upon completion of the VMware Spin-off, the businesses of VMware were separated from our remaining businesses, and we and VMware entered into various agreements that govern our current relationship. Among those agreements, a commercial framework agreement provides a framework under which we and VMware are continuing our strategic relationship, particularly with respect to projects we and VMware believe have the potential to accelerate the growth of the industry, product, service, or platform that may provide one or both of our companies with a strategic market opportunity. We may not obtain the benefits we seek from a continuation of our strategic relationship with VMware under the commercial framework agreement and other arrangements. In addition to a potential for business disruption, the VMware Spin-off could cause our customers to delay or defer decisions to purchase products or renew contracts, or cause them to end their relationships with us, which could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

The results of operations of our business units may be adversely affected if we fail to successfully execute our strategy.

Our strategy involves enabling the digital transformation of our customers while leading in the core infrastructure markets in which we compete. Accordingly, we must continue to expand our customer base through direct sales, new distribution channels, continued development of new growth businesses, further development of relationships with resellers, and augmentation of selected business areas through targeted acquisitions and other commercial arrangements. As we reach more customers through new distribution channels and expanded reseller relationships, we may fail to effectively manage the increasingly difficult tasks of inventory management and demand forecasting. Our ability to implement this strategy depends on efficiently transitioning sales capabilities, successfully adding to the breadth of our solutions capabilities through selective acquisitions of other businesses, and effective management of the consequences of these strategic initiatives. If we are unable to meet these challenges, our results of operations could be adversely affected.

We are organized into two business units consisting of ISG and CSG that are each important components of our strategy. ISG offers a portfolio of storage, server, and networking solutions and faces intense competition from existing on-premises competitors and increasing competitive pressures from Infrastructure-as-a-Service providers. Accordingly, we expect we will be required to make additional investments to combat such competitive pressures and drive future growth. Such pressures could result in the erosion of revenue and operating income and adversely affect ISG’s results of operations. To address an industry trend toward hybrid-computing models, we have developed and continue to develop traditional, converged, and hyper-converged infrastructure solutions. ISG’s results of operations could be adversely affected if such solutions are not adopted by our customers or potential customers, or if customers move rapidly to adopt public cloud solutions.

CSG largely relies on sales of desktops, workstations, and notebooks. Revenue from CSG absorbs our overhead costs and allows for scaled procurement. CSG faces risk and uncertainties from fundamental changes in the personal computer market, including a decline in worldwide revenues for desktops, workstations, and notebooks, and lower shipment forecasts for these products due to a general lengthening of the replacement cycle. Any reduced demand for PC products or a significant increase in competition could cause our operating income to fluctuate and adversely impact CSG’s results of operations.

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

We increasingly source new products and transition existing products through our contract manufacturers and manufacturing outsourcing relationships to generate cost efficiencies and better serve our customers. The success of product transitions depends on a number of factors, including the availability of sufficient quantities of components at an acceptable cost. Product transitions also present execution uncertainties and risks, including the risk that new or upgraded products may have quality problems or other defects.

Failure to deliver high-quality products, software, and services could lead to loss of customers and diminished profitability.

We must identify and address quality issues associated with our products, software, and services, many of which include third-party components. Although quality testing is performed regularly to detect quality problems and implement required solutions, failure to identify and correct significant product quality issues before the sale of such products to customers could result in lower sales, increased warranty or replacement expenses, and reduced customer confidence, which could harm our operating results.

Cyber-attacks and other security incidents that disrupt our operations or result in the breach or other compromise of proprietary or confidential information about us or our workforce, customers, or other third parties could disrupt our business, harm our reputation, cause us to lose clients and expose us to costly regulatory enforcement and litigation.

We routinely manage, store, transmit and otherwise process large amounts of proprietary information and confidential data, including sensitive and personally identifiable information, relating to our operations, products, and customers. We face numerous evolving cyber threats of significant scale, volume, severity, and complexity, making it increasingly difficult to defend against security incidents successfully or to implement adequate preventative measures.

Despite our internal controls and significant and ongoing investment in security measures, criminal or other unauthorized threat actors, including nation states or state-sponsored organizations, may be able to penetrate our security defenses, breach our information technology systems, misappropriate or compromise confidential and proprietary information of our company or our customers, cause system disruptions and shutdowns, or introduce ransomware, malware, or vulnerabilities into our products, systems, and networks or those of our customers and partners. Employees, contractors, or other insiders may introduce vulnerabilities into our environments or otherwise may seek to misappropriate our intellectual property and proprietary information. The shift to work-from-home and flexible work arrangements following the COVID-19 pandemic may increase our vulnerability, as employees and contractors of our company and third-party providers are working remotely and using home networks that may pose a significant risk to network, data, and cyber security. In addition, our business may be adversely affected by cyber-attacks and data thefts resulting from ongoing wars and geopolitical conflicts. In the past, we have experienced security incidents, including the unauthorized activity on our network attempting to extract Dell.com customer information we disclosed in November 2018.

The costs to address cyber risks, both before and after a security incident, could be significant, regardless of whether incidents result from an attack on us directly or on third-party vendors upon which we rely. Our customers, partners, and third-party vendors continue to experience security incidents of varying severity, including, but not limited to, increased ransomware attacks, network intrusions, and unauthorized data exfiltration, which have directly and indirectly impacted our operations in the past. Targeted cyber-attacks or those that may result from a security incident directed at a third-party vendor could compromise our internal systems, products, services, and offerings, and the systems of our customers, resulting in interruptions, delays, or cessation of service that could disrupt business operations for us and our customers. Our proactive measures and remediation efforts may not be successful or timely. In addition, breaches of our security measures, including through the use and the unapproved dissemination of proprietary information or sensitive or confidential data about us, our customers, or other third parties, could impair our intellectual property rights and expose us, our customers, or such other third parties to a risk of loss or misuse of such information or data. Any such incidents also could subject us to government investigations and regulatory enforcement actions, litigation, potential liability, and damage to our brand and reputation, or otherwise harm our business and operations.

Hardware, software, and applications that we produce or procure from third parties also may contain defects in design or manufacture or other deficiencies, including security vulnerabilities that could interfere with the operation or security of our products, services, and offerings. In the event of a security vulnerability or other flaws in third-party components or software code, we may have to rely on multiple third parties to mitigate vulnerabilities. Such mitigation techniques may be ineffective or may result in adverse performance, system instability or data loss, and may not always be available, or available on a timely basis. Any actual or perceived security vulnerabilities in our products or services, or those of third-party products we sell, could lead to loss of existing or potential customers, and may impede our sales, manufacturing, distribution, outsourcing services, information technology solutions, and other critical functions and offerings. Failure to prevent or promptly mitigate security vulnerabilities may adversely affect our brand and reputation and subject us to government investigations, regulatory enforcement actions, litigation and potential liability resulting from our inability to fulfill our contractual obligations to our customers and partners.

As a global enterprise, we are subject to an increasing number of laws and regulations in the United States and numerous other countries relating to the collection, use, residency, transfer, and protection of data, including customer data, and other sensitive, confidential, and proprietary information. Our ability to execute transactions and to process and use personal information and other data in the conduct of our business, the operation of our products and offers, and the provision of services to our customers subjects us to increased obligations to comply with applicable laws and regulations and may require us to notify regulators, customers, employees, or other third parties of our data processing and data transfer activities, as well as provide notification and disclosure of security incidents and data or privacy breaches. The rapid evolution and increased adoption of artificial intelligence (“AI”) technologies and our obligations to comply with emerging AI laws and regulations may require us to develop additional AI-specific governance programs. We continue to incur significant expenditures to comply with mandatory privacy, security, data protection and localization requirements imposed by law, regulation, industry standards and contractual obligations. Despite such expenditures, we may face regulatory and other legal actions, including potential liability or the inability to conduct business or sell our products or offers in a specific jurisdiction, in the event of a security incident or data or privacy breach or perceived or actual non-compliance with such regulatory requirements and controls.

Failure to successfully execute on strategic initiatives including acquisitions, divestitures or cost saving measures may negatively impact our future results.

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

We continue to focus on minimizing operating expenses through cost improvements and simplification of our corporate structure. Cost saving measures and reorganizations, such as those we announced in February 2023, and divestitures may result in workforce reduction and consolidation of facilities. As a result of these actions, we may experience a loss of continuity, loss of accumulated knowledge, disruptions to our operations and inefficiency during transitional periods. These actions could also impact employee retention. We may experience delays or unanticipated costs in implementing our cost efficiency plans, which could prevent the timely or full achievement of expected cost efficiencies and adversely affect our competitive position.

Our ability to generate substantial non-U.S. net revenue is subject to additional risks and uncertainties.

Sales outside the United States accounted for approximately half of our consolidated net revenue for Fiscal 2023. Our future growth rates and success are substantially dependent on the continued growth of our business outside of the United States. Our international operations face many risks and uncertainties, including varied local economic and labor conditions; political instability; public health issues; changes in the U.S. and international regulatory environments; the impacts of trade protection measures, including increases in tariffs and trade barriers due to the current geopolitical climate and changes and instability in government policies and international trade arrangements, which could adversely affect our ability to conduct business in non-U.S. markets; changes in tax laws; potential theft or other compromise of our technology, data, or intellectual property; copyright levies; and volatility in foreign currency exchange rates. We could incur additional operating costs, or sustain supply chain disruptions, due to any such changes. Any of these factors could negatively affect our international business results and growth prospects.

Our profitability may be adversely affected by changes in the mix of products and services, customers, or geographic sales, and by seasonal sales trends.

Our overall profitability for any period may be adversely affected by changes in the mix of products and services, customers, or geographic markets reflected in sales for that period, and by seasonal trends. Profit margins vary among products, services, customers, and geographic markets. For example, our services offerings generally have a higher profit margin than consumer products. In addition, parts of our business are subject to seasonal sales trends. Within ISG, our storage sales are typically stronger in our fourth fiscal quarter. Our sales within the Americas are typically stronger in the second and fourth fiscal quarters, while our sales in EMEA are typically stronger during the fourth fiscal quarter.

We may lose revenue opportunities and experience gross margin pressure if sales channel participants fail to perform as expected.

We rely on value-added resellers, system integrators, distributors, and retailers as sales channels to complement our direct sales organization in order to reach more end-users. Our future operating results depend on the performance of sales channel participants and on our success in maintaining and developing these relationships. Our revenue and gross margins could be negatively affected if the financial condition or operations of channel participants weaken as a result of adverse economic conditions or other business challenges, or if uncertainty regarding the demand for our products causes channel participants to reduce their orders for these products. Further, some channel participants may consider the expansion of our direct sales initiatives to conflict with their business interests as distributors or resellers of our products, which could lead them to reduce their investment in the distribution and sale of such products, or to cease all sales of our products.

Our financial performance could suffer from reduced access to the capital markets by us or some of our customers.

We may access debt and capital sources to provide financing for customers and to obtain funds for general corporate purposes, including working capital, acquisitions, capital expenditures, and funding of customer receivables. In addition, we maintain customer financing relationships with some companies that rely on access to the debt and capital markets to meet significant funding needs. Any inability of these companies to access such markets could compel us to self-fund transactions with such companies or to forgo customer financing opportunities, which could harm our financial performance. The debt and capital markets may experience extreme volatility and disruption from time to time, which could result in higher credit spreads in such markets and higher funding costs for us. Deterioration in our business performance, a credit rating downgrade, volatility in the securitization markets, changes in financial services regulation, or adverse changes in the economy could lead to reductions in the availability of debt financing. In addition, these events could limit our ability to continue asset securitizations or other forms of financing from debt or capital sources, reduce the amount of financing receivables that we originate, or negatively affect the costs or terms on which we may be able to obtain capital. Any of these developments could adversely affect our net revenue, profitability, and cash flows.

If the value of our goodwill or intangible assets is materially impaired, our results of operations and financial condition could be materially and adversely affected.

As of February 3, 2023, our goodwill and intangible assets, net had a combined carrying value of $26.1 billion, representing approximately 29% of our total consolidated assets. We periodically evaluate goodwill and intangible assets, net to determine whether all or a portion of their carrying values may be impaired, in which case an impairment charge may be necessary. The value of goodwill may be materially and adversely affected if businesses that we acquire perform in a manner that is inconsistent with our assumptions at the time of acquisition. In addition, from time to time we divest businesses, and any such divestiture could result in significant asset impairment and disposition charges, including those related to goodwill and intangible assets, net. Any future evaluations resulting in an impairment of goodwill or intangible assets, net could materially and adversely affect our results of operations and financial condition in the period in which the impairment is recognized.

Weak economic conditions and additional regulation could harm our financial services activities.

Our financial services activities primarily through DFS can be negatively affected by adverse economic conditions that contribute to loan delinquencies and defaults. An increase in loan delinquencies and defaults would result in greater net credit losses, which may require us to increase our reserves for customer receivables.

In addition, the implementation of new financial services regulation, or the application of existing financial services regulation, in countries where we conduct our financial services and related supporting activities, could unfavorably affect the profitability and cash flows of our consumer financing activities.

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

We utilize derivative instruments to hedge our exposure to fluctuations in foreign currency exchange rates and interest rates. Some of these instruments and contracts may involve elements of market and credit risk in excess of the amounts recognized in our financial statements. Global economic events, including trade disputes, economic sanctions and emerging market volatility, and associated uncertainty could cause currencies to fluctuate, which may contribute to variations in our sales of products and services in various jurisdictions. If we are not successful in monitoring our foreign exchange exposures and conducting an effective hedging program, our foreign currency hedging activities may not offset the impact of fluctuations in currency exchange rates on our results of operations and financial position.

Adverse legislative or regulatory tax changes, the expiration of tax holidays or favorable tax rate structures, or unfavorable outcomes in tax audits and other tax compliance matters could result in an increase in our tax expense or our effective income tax rate.

Changes in tax laws could adversely affect our operations and profitability. In recent years, numerous legislative, judicial, and administrative changes have been made to tax laws applicable to us and similar companies. The Organisation for Economic Co-operation and Development (the “OECD”), an international association of 38 countries, including the United States, has issued guidelines that change long-standing tax principles. The OECD guidelines may introduce tax uncertainty as countries amend their tax laws to adopt certain parts of the guidelines. Additional changes to tax laws are likely to occur, and such changes may adversely affect our tax liability.

Portions of our operations are subject to a reduced tax rate or are free of tax under various tax holidays that expire in whole or in part from time to time. Many of these holidays may be extended when certain conditions are met, or may be terminated if certain conditions are not met or as a result of changes in tax legislation. If the tax holidays are not extended, if tax legislation changes, or if we fail to satisfy the conditions of the reduced tax rate, our effective tax rate would be affected. Our effective tax rate also could be impacted if our geographic distribution of earnings changes. In addition, any actions by us to repatriate non-U.S. earnings for which we have not previously provided for U.S. taxes may affect the effective tax rate.

We are continually under audit in various tax jurisdictions. We may not be successful in resolving potential tax claims that arise from these audits. A final determination of tax audits or disputes may differ from what is reflected in our historical income tax provisions or benefits and accruals. An unfavorable outcome in certain of these matters could result in a substantial increase in our tax expense. In addition, our provision for income taxes could be adversely affected by changes in the valuation of deferred tax assets.

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

We are involved in various claims, suits, investigations, and legal proceedings that arise from time to time in the ordinary course of business or otherwise. Additional legal claims or regulatory matters affecting us and our subsidiaries may arise in the future and could involve stockholder, consumer, regulatory, compliance, intellectual property, antitrust, tax, and other issues on a global basis. Litigation is inherently unpredictable. Regardless of the merits of a claim, litigation may be both time-consuming and disruptive to our business. We could incur judgments or enter into settlements of claims that could adversely affect our operating results or cash flows in a particular period. Even if we are not named a party to a particular suit, we may be subject to indemnification obligations to the named parties that could subject us to liability for damages or other amounts payable as a result of such judgments or settlements. In addition, our business, operating results, and financial condition could be adversely affected if any infringement or other intellectual property claim made against us by any third party is successful, or if we fail to develop non-infringing technology or license the proprietary rights on commercially reasonable terms and conditions.

Expectations relating to environmental, social and governance (ESG) considerations expose us to potential liabilities, increased costs, reputational harm, and other adverse effects on our business.

Many governments, regulators, investors, employees, customers, and other stakeholders are increasingly focused on environmental, social and governance (“ESG”) considerations relating to businesses, including climate change and greenhouse gas emissions, human and civil rights, and diversity and inclusion. We make statements about our environmental, social and governance goals and initiatives through our SEC filings, our annual ESG report, our other non-financial reports, information provided on our website, press statements and other communications. Responding to these ESG considerations and implementation of these goals and initiatives involves risks and uncertainties, requires investments, and depends in part on third-party performance or data that is outside our control. We cannot guarantee that we will achieve our announced ESG goals and initiatives. In addition, some stakeholders may disagree with our goals and initiatives. Any failure, or perceived failure, by us to achieve our goals, further our initiatives, adhere to our public statements, comply with federal, state, or international ESG laws and regulations, or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against us and materially adversely affect our business, reputation, results of operations, and financial condition.

Compliance requirements of current or future environmental and safety laws, human rights laws, or other laws may increase costs, expose us to potential liability and otherwise harm our business.

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

In addition, we and our subsidiaries are subject to various anti-corruption laws that prohibit improper payments or offers of payments to foreign governments and their officials for the purpose of obtaining or retaining business, and are also subject to export controls, customs, economic sanctions laws, including those currently imposed on Russia, and embargoes imposed by the U.S. government. Violations of the U.S. Foreign Corrupt Practices Act or other anti-corruption laws or export control, customs, or economic sanctions laws may result in severe criminal or civil sanctions and penalties, and we and our subsidiaries may be subject to other liabilities that could have a material adverse effect on our business, results of operations, and financial condition.

We are subject to various human rights laws, including provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act intended to improve transparency and accountability concerning the supply of minerals originating from the conflict zones of the Democratic Republic of the Congo or adjoining countries. We incur costs to comply with the disclosure requirements of this law and other costs relating to the sourcing and availability of minerals used in our products. Further, we may face reputational harm if our customers or other stakeholders conclude that we are unable to sufficiently verify the origins of the minerals used in our products.

Natural disasters, terrorism, armed hostilities, or public health issues could harm our business.

Natural disasters, terrorism or armed hostilities, such as the war between Russia and Ukraine, or public health issues, such as those resulting from the COVID-19 pandemic, whether in the United States or in other countries, could cause damage or disruption to us or our suppliers and customers, or could create political or economic instability, any of which impacts could harm our business. Any such events could cause a decrease in demand for our products, make it difficult or impossible to deliver products or for suppliers to deliver components, and create delays and inefficiencies in our supply chain.

The COVID-19 pandemic negatively impacted the global economy, disrupted global supply chains, created significant volatility and disruption in financial markets, and, at times, increased unemployment levels. In addition, the pandemic resulted in temporary closures of many businesses and the institution of various lockdown orders and sheltering in place requirements around the world. The effects of COVID-19 adversely impacted aspects of our business over the last three fiscal years. The full impact of COVID-19 or any other widespread public health issue on our financial condition and results of operations will depend on the duration and scope of an outbreak (including the emergence or re-emergence of variants and their transmissibility, and the success of vaccination programs and treatments), its impact on our consumers and our partners, how quickly normal economic conditions, operations, and the demand for our services and products can resume, and any permanent behavioral changes which the pandemic or other public health issue may cause. These conditions and impacts are highly uncertain and cannot be predicted.

Global climate change, and legal, regulatory, or market measures to address climate change, may negatively affect our business, operations, and financial results.

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

We are highly dependent on the services of Michael S. Dell, our founder, Chief Executive Officer, and largest stockholder. Further, we rely on key personnel, including other members of our executive leadership team, to support our business and increasingly complex product and services offerings. Our experienced executives are supported by employees in our U.S. and international operations who are highly skilled in product development, manufacturing, sales, and other functions critical to our future growth and profitability. If we lose the services of Mr. Dell or other key personnel, we may not be able to locate suitable or qualified replacements, and we may incur additional expenses to recruit replacements, which could severely disrupt our business and growth. We face intensive competition, both within and outside of our industry, in retaining and hiring individuals with the requisite expertise. As a result of this competition, we may be unable to continue to attract, retain, and motivate suitably qualified individuals at acceptable compensation levels who have the managerial, operational, and technical knowledge and experience to meet our needs. Any failure by us to do so could adversely affect our competitive position and results of operations.

We have outstanding indebtedness and may incur additional debt in the future, which could adversely affect our financial condition.

As of February 3, 2023, we and our subsidiaries had approximately $29.6 billion aggregate principal amount of indebtedness. As of the same date, we and our subsidiaries also had an additional $6.0 billion available for borrowing under our revolving credit facility and $5.0 billion of availability under our commercial paper program. Although continued debt paydown is part of our overall capital allocation strategy, a substantial portion of our cash flow from operations is used to make interest and other debt service payments, which reduces funds available to us for other purposes such as working capital, capital expenditures, other general corporate purposes, and potential acquisitions. Our indebtedness could also reduce our flexibility in responding to current and changing industry and financial market conditions. We may be able to incur significant additional secured and unsecured indebtedness under the terms of our existing debt, which generally do not restrict our ability to incur additional unsecured debt and contain significant exceptions to the covenant restricting our ability to incur additional secured debt.

Risks Relating to Ownership of Our Class C Common Stock
Our multi-class common stock structure with different voting rights may adversely affect the trading price of the Class C Common Stock.

Each share of our Class A Common Stock and each share of our Class B Common Stock has ten votes, while each share of our Class C Common Stock has one vote. Because of these disparate voting rights, Michael Dell and the Susan Lieberman Dell Separate Property Trust (the “MD stockholders”) and certain investment funds affiliated with Silver Lake Partners (the “SLP stockholders”) collectively held common stock representing approximately 95.2% of the total voting power of our outstanding common stock as of February 3, 2023. The limited ability of holders of the Class C Common Stock to influence matters requiring stockholder approval may adversely affect the market price of the Class C Common Stock.

In addition, in recent years, FTSE Russell and S&P Dow Jones changed their eligibility criteria to exclude new companies with multiple classes of shares of common stock from being added to certain stock indices. FTSE Russell instituted a requirement that new and, beginning in September 2022, existing constituents of its indices have greater than 5% of their voting rights in the hands of public stockholders, as calculated by FTSE Russell, whereas S&P Dow Jones announced that companies with multiple share classes, such as Dell Technologies, will not be eligible for inclusion in the S&P 500, S&P MidCap 400, and S&P SmallCap 600, which together make up the S&P Composite 1500. Other major stock indices might adopt similar requirements in the future. FTSE Russell’s determination may change at any time. Under the current criteria, at a minimum, our multi-class capital structure makes our Class C Common Stock ineligible for inclusion in specified S&P Dow Jones indices, including those making up the S&P Composite 1500, and, as a result, mutual funds, exchange-traded funds, and other investment vehicles that track these indices will not invest in the Class C Common Stock. It is unclear what effect, if any, exclusion from any indices has on the valuations of the affected publicly-traded companies. It is possible that such policies may depress the valuations of public companies excluded from such indices compared to valuations of companies that are included.

Future sales, or the perception of future sales, of a substantial amount of shares of the Class C Common Stock could depress the trading price of the Class C Common Stock.

Sales of a substantial number of shares of the Class C Common Stock in the public market, or the perception that these sales may occur, could adversely affect the market price of the Class C Common Stock, which could make it more difficult for investors to sell their shares of Class C Common Stock at a time and price that they consider appropriate. These sales, or the possibility that these sales may occur, also could impair our ability to sell equity securities in the future at a time and at a price we deem appropriate, and our ability to use Class C Common Stock as consideration for acquisitions of other businesses, investments, or other corporate purposes. As of February 3, 2023, we had a total of approximately 242 million shares of Class C Common Stock outstanding.

As of February 3, 2023, the 378,224,977 outstanding shares of Class A Common Stock held by the MD stockholders and the 95,350,227 outstanding shares of Class B Common Stock held by the SLP stockholders are convertible into shares of Class C Common Stock at any time on a one-to-one basis. Such shares, upon any conversion into shares of Class C Common Stock, will be eligible for resale in the public market pursuant to Rule 144 under the Securities Act of 1933 (the “Securities Act”), subject to compliance with conditions of Rule 144.

We have entered into a registration rights agreement with holders of 378,224,977 outstanding shares of Class A Common Stock (which are convertible into the same number of shares of Class C Common Stock), holders of all of the 95,350,227 outstanding shares of Class B Common Stock (which are convertible into the same number of shares of Class C Common Stock), and holders of approximately 6,000,000 outstanding shares of Class C Common Stock, pursuant to which we granted such holders and their permitted transferees shelf, demand and/or piggyback registration rights with respect to such shares. Registration of those shares under the Securities Act would permit such holders to sell the shares into the public market.

Further, as of February 3, 2023, 52,112,831 shares of Class C Common Stock that were issuable upon the exercise, vesting, or settlement of outstanding stock options, restricted stock units, or deferred stock units under our stock incentive plan, all of which would have been, upon issuance, eligible for sale in the public market, subject where applicable to compliance with Rule 144, and an additional 28,075,072 shares of Class C Common Stock were authorized and reserved for issuance pursuant to potential future awards under the stock incentive plan. We also may issue additional stock options in the future that may be exercised for additional shares of Class C Common Stock and additional restricted stock units or deferred stock units that may vest. We expect that all shares of Class C Common Stock issuable with respect to such awards will be registered under one or more registration statements on Form S-8 under the Securities Act and available for sale in the open market.

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

Further, as of February 3, 2023, the MD stockholders and the SLP stockholders collectively beneficially owned 67.0% of our outstanding common stock. This concentration of ownership together with the disparate voting rights of our common stock may delay or deter possible changes in control of Dell Technologies, which may reduce the value of an investment in the Class C Common Stock. So long as the MD stockholders and the SLP stockholders continue to own common stock representing a significant amount of the combined voting power of our outstanding common stock, even if such amount is, individually or in the aggregate, less than 50%, such stockholders will continue to be able to strongly influence our decisions.

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

Our certificate of incorporation designates a state court of the State of Delaware and the U.S. federal district courts as the sole and exclusive forum for certain types of legal actions and proceedings that may be initiated by our stockholders, which could limit the ability of the holders of Class C Common Stock to obtain a favorable judicial forum for disputes with us or with our directors, officers, or controlling stockholders.

Our certificate of incorporation contains provisions requiring an exclusive forum for specified types of legal actions and proceedings.

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

The foregoing Delaware exclusive forum provision does not apply to suits brought to enforce any liability or duty created by the Exchange Act or the rules or regulations thereunder, or any other claim over which the federal district courts of the United States have exclusive jurisdiction.

In addition to the Delaware exclusive forum provision, our certification of incorporation contains a provision stating that, unless we consent in writing to the selection of an alternative forum, the federal courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act.

These provisions of our certificate of incorporation could limit the ability of the holders of the Class C Common Stock to obtain a favorable judicial forum for disputes with us or with our directors, officers, or controlling stockholders, which may discourage such lawsuits against us and our directors, officers, and stockholders. Alternatively, if a court were to find these provisions inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition, and results of operations.

We may not continue to pay dividends or to pay dividends at the same rate as announced in March 2023.

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

As of February 3, 2023, as shown in the following table, we owned or leased 21.3 million square feet of office, manufacturing, and warehouse space worldwide:

	Owned	Leased

	(in millions)
U.S. facilities	8.1	1.5
International facilities	4.4	7.3
Total (a)	12.5	8.8
____________________
(a)    Includes 3.5 million square feet of subleased or vacant space.

As of February 3, 2023, our facilities consisted of business centers, which include facilities that contain operations for sales, technical support, administrative, and support functions; manufacturing operations; and research and development centers. For additional information about our facilities, including the location of certain facilities, see “Item 1 — Business — Manufacturing and Materials.”

Because of the interrelation of the products and services offered in each of our segments, we generally do not designate our properties to any segment. With limited exceptions, each property is used at least in part by both of our segments, and we retain the flexibility to make future use of each of the properties available to each segment.

We believe that our existing properties are suitable and adequate for our current needs. We will continue to assess our facilities requirements as part of normal business operations.

ITEM 3 — LEGAL PROCEEDINGS

The information required by this Item 3 is incorporated herein by reference to the information set forth under the caption “Legal Matters” in Note 12 of the Notes to the Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data.”

ITEM 4 — MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Class C Common Stock

Our Class C Common Stock is listed and traded on the New York Stock Exchange under the symbol “DELL.” The Class C Common Stock began trading on the NYSE on December 28, 2018.

There is no public market for our Class A Common Stock or Class B Common Stock. No shares of our Class D Common Stock were outstanding as of February 3, 2023.

Holders

As of March 27, 2023, there were 3,982 holders of record of our Class C Common Stock, six holders of record of our Class A Common Stock, and six holders of record of our Class B Common Stock. The number of record holders does not include individuals or entities that beneficially own shares of any class of our common stock, but whose shares are held of record by a broker, bank, or other nominee.

Dividends

During Fiscal 2023, our Board of Directors adopted a dividend policy providing for our payment of quarterly cash dividends on our common stock at a rate of $0.33 per share per fiscal quarter beginning in the first quarter of Fiscal 2023. During Fiscal 2023, the Company paid the following dividends:

Declaration Date	Record Date	Payment Date	Dividend per Share	Amount (in millions)
February 24, 2022	April 20, 2022	April 29, 2022	$0.33	$248
June 7, 2022	July 20, 2022	July 29, 2022	$0.33	$242
September 6, 2022	October 19, 2022	October 28, 2022	$0.33	$238
December 6, 2022	January 25, 2023	February 3, 2023	$0.33	$236

On March 2, 2023, we announced that the Board of Directors approved a 12% increase in the quarterly dividend rate to a rate of $0.37 per share per fiscal quarter beginning in the first quarter of Fiscal 2024.

The dividend policy and the declaration and payment of each quarterly cash dividend will be subject to the continuing determination by the Board of Directors that the policy and the declaration of dividends thereunder are in the best interests of our stockholders and are in compliance with applicable law. The Board of Directors retains the power to modify, suspend, or cancel the dividend policy in any manner and at any time that it may deem necessary or appropriate.

Purchases of Equity Securities

The following table presents information with respect to our purchases of Class C Common Stock during the fourth quarter of Fiscal 2023.

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

	(in millions, except per share amounts)
Repurchases from October 29, 2022 to November 25, 2022	2.0	$40.18	2.0	$1,562
Repurchases from November 26, 2022 to December 30, 2022	1.0	$41.70	1.0	$1,521
Repurchases from December 31, 2022 to February 3, 2023	0.7	$40.79	0.7	$1,493
Total	3.7		3.7

Effective as of September 23, 2021, our Board of Directors approved our current stock repurchase program with no established expiration date under which we may repurchase from time to time, through open market purchases, block trades, or accelerated or other structured share purchases, up to $5 billion of shares of Class C Common Stock, exclusive of any fees, commissions, or other expenses related to such repurchases.

Stock Performance Graph

Class C Common Stock

The following graph compares the cumulative total return on the Company’s Class C Common Stock for the period from December 28, 2018, the date on which the Class C Common Stock began trading on the NYSE, through February 3, 2023, with the total return over the same period on the S&P 500 Index and the S&P 500 Information Technology Index. The graph assumes that $100 was invested on December 28, 2018 in the Class C Common Stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. The comparisons in the graph are based on historical data.

Effective for this Annual Report on Form 10-K, the Company elected to change the comparative industry peer group to include the S&P 500 Information Technology Index. The Company believes that the S&P 500 Information Technology Index provides a more meaningful and representative comparison to the performance of the Class C Common Stock.

$300
$200
$100
$0
12/28/2018
2/1/2019
1/31/2020
1/29/2021
1/28/2022
2/3/2023
Class C Common Stock
S&P 500
S&P 500 Information Technology Index
S&P 500 Systems Software Index

	December 28, 2018	February 1, 2019	January 31, 2020	January 29, 2021	January 28, 2022	February 3, 2023
Class C Common Stock	$100.00	$109.29	$107.35	$160.44	$244.72	$189.76
S&P 500 Index	$100.00	$109.06	$132.57	$155.44	$188.08	$178.39
S&P 500 Information Technology Index	$100.00	$108.63	$157.71	$216.26	$266.26	$240.39
S&P 500 Systems Software Index	$100.00	$104.13	$164.89	$226.05	$300.81	$258.99
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

ITEM 6 — [RESERVED]

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes included in this Annual Report on Form 10-K. This section of this Form 10-K generally discusses Fiscal 2023 and Fiscal 2022 items and presents year-to-year comparisons between Fiscal 2023 and Fiscal 2022 results. Discussion of Fiscal 2021 items and year-to-year comparisons between Fiscal 2022 and Fiscal 2021 results that are not included in this Form 10-K are presented in “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2022, as filed with the SEC on March 24, 2022, which is available free of charge on the SEC’s website at www.sec.gov and on our Investor Relations website at investors.delltechnologies.com.

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

On November 1, 2021, the Company completed its spin-off of VMware, Inc. (individually and together with its consolidated subsidiaries, “VMware”). In accordance with applicable accounting guidance, the results of VMware, excluding Dell's resale of VMware offerings, are presented as discontinued operations in the Consolidated Statements of Income and, as such, have been excluded from both continuing operations and segment results for all periods prior to the spin-off. The Consolidated Statements of Cash Flows are presented on a consolidated basis for both continuing operations and discontinued operations for all periods presented.

Our fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. We refer to our fiscal years ended February 3, 2023, January 28, 2022, and January 29, 2021 as “Fiscal 2023,” “Fiscal 2022,” and “Fiscal 2021,” respectively. Fiscal 2023 included 53 weeks, while Fiscal 2022 and Fiscal 2021 each included 52 weeks.

INTRODUCTION

Company Overview

Dell Technologies helps organizations build their digital futures and individuals transform how they work, live, and play. We provide customers with one of the industry’s broadest and most innovative solutions portfolio for the data era, including traditional infrastructure and extending to multi-cloud environments. Our differentiated and holistic IT solutions benefit our results and enable us to capture revenue growth as customer spending priorities evolve.

Dell Technologies’ integrated solutions help customers modernize their IT infrastructure, manage and operate in a multicloud world, address workforce transformation, and provide critical solutions that keep people and organizations connected. We are helping customers accelerate their digital transformations to improve and strengthen business and workforce productivity. With our extensive portfolio and our commitment to innovation, we offer secure, integrated solutions that extend from the edge to the core to the cloud, and we are at the forefront of software-defined and cloud native infrastructure solutions.

Dell Technologies operates globally in approximately 180 countries, supported by a world-class organization across key functional areas, including technology and product development, marketing, sales, financial services, and services. We have a number of durable competitive advantages that provide a critical foundation for our success. Our go-to-market engine includes a 31,000-person direct sales force and a global network of approximately 240,000 channel partners. We employ approximately 35,000 full-time service and support professionals and maintain approximately 2,200 vendor-managed service centers. We also manage a world-class supply chain at significant scale with approximately $77 billion in annual procurement expenditures and over 725 parts distribution centers.

We further strengthen customer relationships through our financing offerings provided by Dell Financial Services and its affiliates (“DFS”) and our flexible consumption models, including utility, subscription, and as-a-Service models, which we continue to expand under Dell APEX. These offerings enable our customers to pay over time and provide them with financial flexibility to meet their changing technological requirements.

Our Vision and Strategy

Our vision is to become the most essential technology company for the data era. We help customers address their evolving IT needs and their broader digital transformation objectives as they embrace today’s multicloud world. We intend to execute our vision by focusing on two strategic priorities:

•Grow and modernize our core offerings in the markets in which we predominantly compete

•Pursue attractive new growth opportunities such as Edge, Telecom, data management, and as-a-Service consumption models

We believe we are uniquely positioned in the data and multicloud era and that our results will continue to benefit from our durable competitive advantages. We intend to continue to execute our business model and position our company for long-term success while balancing liquidity, profitability, and growth and keeping our purpose at the forefront of our decision-making: to create technologies that drive human progress.

The IT industry is rapidly evolving with demand for simpler, more agile solutions as companies leverage multiple clouds across their increasingly complex IT environments. To meet our customer needs, we continue to invest in research and development, sales, and other key areas of our business to deliver superior products and solutions capabilities and to drive long-term sustainable growth.

Products and Services

We design, develop, manufacture, market, sell, and support a wide range of comprehensive and integrated solutions, products, and services. We are organized into two business units, referred to as Infrastructure Solutions Group and Client Solutions Group, which are our reportable segments.

•Infrastructure Solutions Group (“ISG”) — ISG enables our customers’ digital transformation with solutions that address the fundamental shift to multicloud environments, machine learning, artificial intelligence, and data analytics. ISG helps customers simplify, streamline, and automate cloud operations. ISG solutions are built for multicloud environments and are optimized to run cloud native workloads in both public and private clouds, as well as traditional on-premise workloads.

Our comprehensive storage portfolio includes traditional as well as next-generation storage solutions, including all-flash arrays, scale-out file, object platforms, hyper-converged infrastructure, and software-defined storage. We have simplified our storage portfolio and continue to make enhancements to our storage offerings that we expect will drive long-term improvements in the business.

Our server portfolio includes high-performance rack, blade, and tower servers. Our servers are designed with the capability to run high value workloads across customers’ IT environments, including artificial intelligence, machine learning, and edge workloads. Our networking portfolio helps our business customers transform and modernize their infrastructure, mobilize and enrich end-user experiences, and accelerate business applications and processes.

Our strengths in server, storage, and virtualization software solutions allow us to offer leading converged and hyper-converged solutions, enabling our customers to accelerate their IT transformation with scalable integrated solutions instead of building and assembling their own IT platforms. ISG also offers software, peripherals and services, including configuration, and support and deployment.

Approximately half of ISG revenue is generated by sales to customers in the Americas, with the remaining portion derived from sales to customers in the Europe, Middle East, and Africa region (“EMEA”) and the Asia-Pacific and Japan region (“APJ”).

•Client Solutions Group (“CSG”) — CSG includes branded PCs including notebooks, desktops, and workstations and branded peripherals including displays and docking stations, as well as third-party software and peripherals. CSG also includes services offerings, including support and deployment, configuration, and extended warranties. Our CSG offerings are designed with our customers’ needs in mind and we seek to optimize performance, reliability, manageability, design, and security.

Our commercial portfolio provides our customers with solutions centered around flexibility to address their complex needs such as IT modernization, hybrid work transformation, and other critical needs. Within our high-end consumer offerings, we provide our customers with powerful performance, processing, and end-user experiences.

Approximately half of CSG revenue is generated by sales to customers in the Americas, with the remaining portion derived from sales to customers in EMEA and APJ.

Our “other businesses,” described below, primarily consists of our resale of standalone offerings of VMware, Inc. (individually and together with its subsidiaries, “VMware”), referred to as “VMware Resale,” and offerings of SecureWorks Corp. (“Secureworks”). These businesses are not classified as reportable segments, either individually or collectively.

•VMware Resale consists of our sale of standalone VMware offerings. Under our Commercial Framework Agreement with VMware discussed in this report, Dell Technologies continues to act as a key channel partner for VMware, reselling VMware’s offerings to our customers. This partnership is intended to facilitate mutually beneficial growth for both Dell Technologies and VMware.

VMware works with customers in the areas of hybrid and multicloud, modern applications, networking, security, and digital workspaces, helping customers manage their IT resources across private clouds and complex multicloud, multi-device environments.

•Secureworks (NASDAQ: SCWX) is a leading global cybersecurity provider of technology-driven security solutions singularly focused on protecting its customers by outpacing and outmaneuvering the adversary. The solutions offered by Secureworks enable organizations of varying size and complexity to prevent security breaches, detect malicious activity, respond rapidly when a security breach occurs, and identify emerging threats.

Our offerings are continually evolving in response to customer needs. As a result, reclassifications of certain products and services solutions in major product categories may be required. For further discussion regarding our current reportable segments, see “Results of Operations — Business Unit Results” and Note 19 of the Notes to the Consolidated Financial Statements included in this report.

Dell Financial Services

DFS supports our businesses by offering and arranging various financing options and services for our customers globally. DFS originates, collects, and services customer receivables primarily related to the purchase or use of our product, software, and services solutions. We also arrange financing for some of our customers in various countries where DFS does not currently operate as a captive entity. We further strengthen customer relationships through flexible consumption models, including utility, subscription, and as-a-Service models, which enable us to offer our customers the option to pay over time to provide them with financial flexibility to meet their changing technological requirements. DFS funded $9.7 billion of originations in Fiscal 2023 and maintains an $11 billion global portfolio of high-quality financing receivables. The results of these operations are allocated to our segments based on the underlying product or service financed and may be impacted by, among other items, changes in the interest rate environment and the translation of those changes to pricing. For additional information about our financing arrangements, see Note 6 of the Notes to the Consolidated Financial Statements included in this report.

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

In connection with and upon completion of the VMware Spin-off, we entered into a Commercial Framework Agreement (the “CFA”) with VMware, which provides the framework under which we and VMware continue our commercial relationship. Pursuant to the CFA, we continue to act as a distributor of VMware’s standalone products and services and purchase such products and services for resale to customers. We also continue to integrate VMware’s products and services with Dell Technologies’ offerings and sell them to customers. The results of such operations are presented as continuing operations within our Consolidated Statements of Income for all periods presented.

The results of VMware, excluding Dell's resale of VMware offerings, are presented as discontinued operations in the Consolidated Statements of Income and, as such, have been excluded from both continuing operations and segment results for Fiscal 2021 and Fiscal 2022. The Consolidated Statements of Cash Flows are presented on a consolidated basis for both continuing operations and discontinued operations. See Note 3 of the Notes to the Consolidated Financial Statements included in this report for additional information about the VMware Spin-off.

Boomi Divestiture — On October 1, 2021, we completed the sale of Boomi, Inc. (“Boomi”) and certain related assets for a total cash consideration of approximately $4.0 billion, resulting in a pre-tax gain on sale of $4.0 billion. The Company ultimately recorded a $3.0 billion gain, net of $1.0 billion in tax expense.

RSA Divestiture — On September 1, 2020, we completed the sale of RSA Security LLC (“RSA Security”) for total cash consideration of approximately $2.1 billion, resulting in a pre-tax gain on sale of $338 million. The Company ultimately recorded a $21 million loss net of taxes.

Prior to the divestitures, the operating results of Boomi and RSA Security were included within other businesses and did not qualify for presentation as discontinued operations.

Relationship with VMware

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

Strategic Investments and Acquisitions

As part of our strategy, we will continue to evaluate opportunities for strategic investments through our venture capital investment arm, Dell Technologies Capital, with a focus on emerging technology areas that are relevant to our business and that will complement our existing portfolio of solutions. Our investment areas include storage, software-defined networking, management and orchestration, security, machine learning and artificial intelligence, Big Data and analytics, cloud, edge computing, and software development operations. The technologies or products these companies have under development are typically in the early stages and may never have commercial value, which could result in a loss of a substantial part of our investment in the companies.

During Fiscal 2023, we recognized a net loss of $206 million on our strategic investments, which was generally in line with overall public equity market declines. As of February 3, 2023 and January 28, 2022, we held strategic investments in non-marketable securities of $1.3 billion and $1.4 billion, respectively. See Note 5 of the Notes to the Consolidated Financial Statements included in this report for additional information.

In addition to these investments, we also may make disciplined acquisitions targeting businesses that advance our strategic objectives and accelerate our innovation agenda.

Business Trends and Challenges

Fiscal 2023 Significant Developments — During Fiscal 2023, we continued to execute against our strategy and performed well in a challenging macroeconomic environment, generating net revenue and operating income growth. We benefited from our holistic offerings across IT infrastructure as customer spending priorities changed and we saw a shift in the mix of our net revenue towards ISG.

As the fiscal year progressed, we experienced rapidly evolving macroeconomic conditions which impacted the overall demand environment, the availability and cost of components and logistics, and the foreign currency environment. In response to these conditions, we took certain measures intended to mitigate impacts to our operations, profitability, and liquidity while continuing to proactively address our customers’ demands. Such measures included disciplined pricing as well as, beginning in the second fiscal quarter, actions to decrease operating expenses, including limiting both discretionary spending and, as announced on February 6, 2023, a decision to reduce our workforce by approximately 5% to align our investments more closely with our previously discussed strategic and customer priorities.

The change in the macroeconomic environment had the greatest effect on CSG, which was impacted by industry-wide demand declines beginning in the first half of Fiscal 2023 that worsened throughout the remainder of the year. Such dynamics impacted CSG net revenue growth when compared to Fiscal 2022, during which we experienced continued strong demand as a result of global economic recovery. Within ISG, demand for our server offerings began to moderate in the second quarter of Fiscal 2023, with a decline beginning in the third fiscal quarter as customers exercised caution in response to the macroeconomic conditions.

The impact of the macroeconomic environment caused a shift in component availability as the year progressed. For the first half of Fiscal 2023, we continued to be affected by industry-wide constraints in the supply of limited-source components, primarily within ISG. These constraints began to diminish during the third quarter of Fiscal 2023, primarily as a result of the aforementioned declines in the overall demand environment as well as improving supply positions. As a result, during Fiscal 2023, we lowered our backlog across both CSG and ISG from previously elevated levels.

In addition to impacts to both supply and demand, our input costs, which include logistics and component costs, were also impacted throughout the fiscal year. Component costs were deflationary for Fiscal 2023. Although logistics costs remained elevated during the first half of Fiscal 2023, we experienced a significant reduction in these costs during the second half of Fiscal 2023 as we began to see declining rate costs coupled with a reduction in the need to utilize expedited shipments. We expect that our logistics costs will continue to decline as we enter Fiscal 2024.

We expect that the macroeconomic environment will continue to impact our consolidated financial results in Fiscal 2024. We currently anticipate a decline in net revenue for the full fiscal year, notably in the first half of the year, which may put pressure on operating margins. We will continue to actively monitor global events and make prudent decisions to navigate this environment. We believe our durable competitive advantages continue to position us for long-term success.

Supply Chain — Dell Technologies maintains single-source and limited-source supplier relationships for certain components because the relationships are advantageous in the areas of performance, quality, support, delivery, capacity, and price considerations.

Component cost trends are dependent on the strength or weakness of actual end-user demand and supply dynamics, which will continue to evolve and ultimately impact the translation of the cost environment to pricing and operating results.
We anticipate that overall costs of our key commodities will remain deflationary through the first half of Fiscal 2024. We expect this favorability to be partially offset by the impacts of industry-wide price increases of certain processors that will affect our cost of net revenue beginning in Fiscal 2024.

Foreign Currency Exposure — We manage our business on a U.S. dollar basis. However, we have a large global presence, generating approximately half of our net revenue from sales to customers outside of the United States during Fiscal 2023, Fiscal 2022, and Fiscal 2021. As a result, our operating results can be, and particularly in recent periods have been, impacted by fluctuations in foreign currency exchange rates. We utilize a comprehensive hedging strategy intended to mitigate the impact of foreign currency volatility over time, and we adjust pricing when possible to further minimize foreign currency impacts.

Ukraine War — We are monitoring and responding to effects of the ongoing war in Ukraine. When Russia invaded Ukraine, we made the decision to not sell, service, or support products in Russia, Belarus, and restricted regions of Ukraine. Operations in Russia and Ukraine accounted for less than 1% of net revenue in Fiscal 2022. During Fiscal 2023, we recognized $171 million in costs associated with exiting our business in Russia, primarily related to asset impairments and other exit related costs. We have resumed product sales to non-sanctioned areas in Ukraine. We are focused on providing products and support to Ukrainian customers as they rebuild infrastructure and restore businesses and the financial sector.

The war and the related economic sanctions are impacting markets worldwide. Our business may be adversely affected by effects of the war and such sanctions, including supply chain disruptions, product shipping delays, macroeconomic impacts resulting from the exclusion of Russian financial institutions from the global banking system, volatility in foreign exchange rates and interest rates, inflationary pressures, and heightened cybersecurity and data theft threats. The full impact of the war on our business operations and financial performance will depend on future developments. We will continue to monitor and assess the related restrictions and other effects and pursue prudent decisions for our team members, customers, and business.

COVID-19 Pandemic and Response — We continue to monitor the COVID-19 pandemic and variants of the coronavirus, as well as the impact the pandemic has on our employees, customers, business partners, and communities. We will continue to actively monitor global events and pursue prudent decisions to navigate in this uncertain and ever-changing environment.

Inflation Reduction Act — During the third quarter of Fiscal 2023, the Inflation Reduction Act of 2022 (the “2022 Act”) was enacted into law. The statute includes a 15% corporate alternative minimum tax on adjusted financial statement income which is effective for Fiscal 2024. The new law also imposes a 1% excise tax on share repurchases, which is effective for repurchases made after December 31, 2022. We do not expect the 2022 Act to have a material impact on our consolidated financial statements or on our capital allocation decisions. We will continue to evaluate the law’s impact as further information becomes available.

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

Through our collaborative, customer-focused approach to innovation, we strive to deliver new and relevant solutions and software to our customers quickly and efficiently. We continue to focus on customer base expansion and lifetime value of customer relationships. Our customer base includes a growing number of service providers, such as cloud service providers, Software-as-a-Service companies, consumer webtech providers, and telecommunications companies. These service providers turn to Dell Technologies for our advanced solutions that enable efficient infrastructure and service delivery at cloud scale.

While we are anticipating challenges in the demand environment as a result of customer caution in response to macroeconomic conditions, we expect that data growth will continue to generate long-term demand for our storage solutions and services. Cloud native applications are expected to continue to be a key trend in the infrastructure market. We benefit from offering solutions that address the emerging trends of enterprises deploying software-defined storage, hyper-converged infrastructure, and modular solutions based on server-centric architectures. These trends are changing the way customers are consuming our storage offerings. We continue to expand our offerings in external storage arrays, which incorporate flexible, cloud-based functionality. Our storage business is subject to seasonal trends which we expect to continue.

We anticipate that ISG will benefit from the continued expansion of, and advances in, Artificial Intelligence (“AI”). Through our server and storage offerings, as well as our AI validated design solutions, we are well positioned to capture growth and support our customers needs. We continue to optimize and enhance our offerings to run high value and transformational workloads, such as AI.

CSG — Our CSG offerings are an important element of our strategy, generating strong cash flow and opportunities for cross-selling of complementary solutions. Within CSG, we are focused on commercial and high-end consumer computing devices as we believe they are the most stable and profitable segments of the PC market. Competitive dynamics continue to be a factor in our CSG business and continue to impact pricing and operating results.

We expect industry-wide demand will remain a challenge as we begin Fiscal 2024. We remain committed to our long-term CSG strategy and will continue to make investments to innovate across the portfolio. We expect that the CSG demand environment will continue to be subject to seasonal trends.

Recurring Revenue and Consumption Models — Our customers are seeking new and innovative models that address how they consume our solutions. In part, customers are looking to remove unnecessary cost and complexity, align solution offerings to their business needs, and provide consistent operations throughout their IT enterprise.

We offer options including as-a-Service, subscription, utility, leases, loans, and immediate pay models designed to match customers' consumption and financing preferences. We believe these options are particularly advantageous for our customers during times of economic uncertainty as they provide customers with financial flexibility to further enable them to procure our solutions.

These offerings typically result in multiyear agreements which generate recurring revenue streams over the term of the arrangement. We expect that these offerings will further strengthen our customer relationships and provide a foundation for growth in recurring revenue. We define recurring revenue as revenue recognized that is primarily related to hardware and software maintenance as well as subscription, as-a-Service, usage-based offerings, and operating leases.

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

Effective in the first quarter of Fiscal 2023, non-GAAP product net revenue, services net revenue, and net revenue no longer differ from the most comparable GAAP financial measures. Such non-GAAP financial measures are provided below for all periods presented to show the impact of purchase accounting adjustments on such financial measures in prior periods.

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

The following is a summary of the items excluded from the most comparable GAAP financial measures to calculate our non-GAAP financial measures:

•Amortization of Intangible Assets — Amortization of intangible assets primarily consists of amortization of customer relationships, developed technology, and trade names. In connection with our acquisition by merger of EMC, referred to as the “EMC merger transaction,” and the acquisition of Dell Inc. by Dell Technologies Inc., referred to as the “going-private transaction,” all of the tangible and intangible assets and liabilities of EMC and Dell Inc. and its consolidated subsidiaries, respectively, were accounted for and recognized at fair value on the transaction dates. Accordingly, for the periods presented, amortization of intangible assets represents amortization associated with intangible assets recognized in connection with the EMC merger transaction and the going-private transaction. Amortization charges for purchased intangible assets are significantly impacted by the timing and magnitude of our acquisitions, and these charges may vary in amount from period to period. We exclude these charges for purposes of calculating the non-GAAP financial measures presented below to facilitate an enhanced understanding of our current operating performance and provide more meaningful period to period comparisons.

•Impact of Purchase Accounting — The impact of purchase accounting includes purchase accounting adjustments primarily related to the EMC merger transaction recorded under the acquisition method of accounting in accordance with the accounting guidance for business combinations. Accordingly, all of the assets and liabilities acquired in such transactions were accounted for and recognized at fair value as of the respective transaction dates, and the fair value adjustments continue to amortize over the estimated useful lives in the periods following the transactions. The fair value adjustments that are still amortizing primarily relate to property, plant, and equipment. We believe that excluding the impact of purchase accounting for purposes of calculating the non-GAAP financial measures presented below facilitates an enhanced understanding of our current operating performance and provides more meaningful period to period comparisons.

~~•~~Transaction-Related (Income) Expenses — Transaction-related expenses typically consist of acquisition, integration, and divestiture related costs, as well as the costs incurred in the VMware Spin-off, and are expensed as incurred. These expenses primarily represent costs for legal, banking, consulting, and advisory services.  During Fiscal 2022, this category includes $1.5 billion in debt extinguishment fees primarily associated with the early retirement of certain senior notes. See Note 8 of the Notes to the Consolidated Financial Statements included in this report for additional information on our debt activity. From time to time, this category also may include transaction-related income related to divestitures of businesses or asset sales. During Fiscal 2022, we recognized a pre-tax gain of $4.0 billion on the sale of Boomi and during Fiscal 2021, we recognized a pre-tax gain of $338 million on the sale of RSA Security. We exclude these items for purposes of calculating the non-GAAP financial measures presented below to facilitate an enhanced understanding of our current operating performance and provide more meaningful period to period comparisons.

•Stock-based Compensation Expense — Stock-based compensation expense consists of equity awards granted based on the estimated fair value of those awards at grant date. To estimate the fair value of performance-based awards containing a market condition, we use the Monte Carlo valuation model. For other share-based awards, the fair value is generally based on the closing price of the Class C Common Stock as reported on the NYSE on the date of grant.  Although stock-based compensation is an important aspect of the compensation of our employees and executives, the fair value of the stock-based awards may bear little resemblance to the actual value realized upon the vesting or future exercise of the related stock-based awards. We believe that excluding stock-based compensation expense for purposes of calculating the non-GAAP financial measures presented below facilitates an enhanced understanding of our current operating performance and provides more meaningful period to period comparisons.

•Other Corporate Expenses — Other corporate expenses consist of impairment charges, incentive charges related to equity investments, severance, facility action, payroll taxes associated with stock-based compensation, and other costs. During Fiscal 2023, other corporate expenses includes $0.9 billion of net expense recognized within interest and other, net, in connection with an agreement to settle the Class V transaction litigation. See Note 12 of the Notes to the Consolidated Financial Statements included in this report for information about this matter. Severance costs are primarily related to severance and benefits for employees terminated pursuant to cost savings initiatives. During Fiscal 2023, other corporate expenses includes $0.5 billion in costs primarily associated with our strategic workforce reduction announced subsequent to the close of Fiscal 2023. See Note 20 of the Notes to the Consolidated Financial Statements included in this report for information about our severance costs. Further, during Fiscal 2023, other corporate expenses includes $0.2 billion in costs associated with exiting our business in Russia, primarily related to asset impairments and other exit related costs. Other corporate expenses vary from period to period and are significantly impacted by the timing and nature of these events. Therefore, although we may incur these types of expenses in the future, we believe that eliminating these charges for purposes of calculating the non-GAAP financial measures presented below facilitates an enhanced understanding of our current operating performance and provides more meaningful period to period comparisons.

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

•Aggregate Adjustment for Income Taxes — The aggregate adjustment for income taxes is the estimated combined income tax effect for the adjustments described above, as well as an adjustment for discrete tax items. Due to the variability in recognition of discrete tax items from period to period, we believe that excluding these benefits or charges for purposes of calculating non-GAAP net income facilitates an enhanced understanding of our current operating performance and provides more meaningful period to period comparisons. The tax effects are determined based on the tax jurisdictions where the above items were incurred. See Note 13 of the Notes to the Consolidated Financial Statements included in this report for additional information on our income taxes.

The following table presents a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP measure for the periods indicated:

	Fiscal Year Ended
	February 3, 2023	% Change	January 28, 2022	% Change	January 29, 2021

	(in millions, except percentages)
Product net revenue	$79,250	(1)%	$79,830	18%	$67,744
Non-GAAP adjustments:
Impact of purchase accounting	—		—		2
Non-GAAP product net revenue	$79,250	(1)%	$79,830	18%	$67,746

Services net revenue	$23,051	8%	$21,367	13%	$18,926
Non-GAAP adjustments:
Impact of purchase accounting	—		32		104
Non-GAAP services net revenue	$23,051	8%	$21,399	12%	$19,030

Net revenue	$102,301	1%	$101,197	17%	$86,670
Non-GAAP adjustments:
Impact of purchase accounting	—		32		106
Non-GAAP net revenue	$102,301	1%	$101,229	17%	$86,776

Product gross margin	$13,221	5%	$12,606	11%	$11,313
Non-GAAP adjustments:
Amortization of intangibles	414		598		853
Impact of purchase accounting	2		3		5
Stock-based compensation expense	52		48		23
Other corporate expenses	32		6		17
Non-GAAP product gross margin	$13,721	3%	$13,261	9%	$12,211

Services gross margin	$9,465	2%	$9,285	5%	$8,827
Non-GAAP adjustments:
Impact of purchase accounting	—		32		104
Stock-based compensation expense	100		85		52
Other corporate expenses	141		21		39
Non-GAAP services gross margin	$9,706	3%	$9,423	4%	$9,022

	Fiscal Year Ended
	February 3, 2023	% Change	January 28, 2022	% Change	January 29, 2021

	(in millions, except percentages)
Gross margin	$22,686	4%	$21,891	9%	$20,140
Non-GAAP adjustments:
Amortization of intangibles	414		598		853
Impact of purchase accounting	2		35		109
Stock-based compensation expense	152		133		75
Other corporate expenses	173		27		56
Non-GAAP gross margin	$23,427	3%	$22,684	7%	$21,233

Operating expenses	$16,915	(2)%	$17,232	5%	$16,455
Non-GAAP adjustments:
Amortization of intangibles	(556)		(1,043)		(1,280)
Impact of purchase accounting	(42)		(32)		(35)
Transaction-related expenses	(22)		(273)		(124)
Stock-based compensation expense	(779)		(675)		(412)
Other corporate expenses	(726)		(310)		(320)
Non-GAAP operating expenses	$14,790	(1)%	$14,899	4%	$14,284

Operating income	$5,771	24%	$4,659	26%	$3,685
Non-GAAP adjustments:
Amortization of intangibles	970		1,641		2,133
Impact of purchase accounting	44		67		144
Transaction-related expenses	22		273		124
Stock-based compensation expense	931		808		487
Other corporate expenses	899		337		376
Non-GAAP operating income	$8,637	11%	$7,785	12%	$6,949

Net income (loss) from continuing operations	$2,422	(51)%	$4,942	120%	$2,245
Non-GAAP adjustments:
Amortization of intangibles	970		1,641		2,133
Impact of purchase accounting	44		67		144
Transaction-related (income) expenses	(16)		(2,143)		(332)
Stock-based compensation expense	931		808		487
Other corporate expenses	1,812		337		268
Fair value adjustments on equity investments	206		(572)		(427)
Aggregate adjustment for income taxes	(642)		(156)		(772)
Non-GAAP net income	$5,727	16%	$4,924	31%	$3,746

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

As is the case with the non-GAAP measures presented above, users should consider the limitations of using EBITDA and adjusted EBITDA, including the fact that those measures do not provide a complete measure of our operating performance. EBITDA and adjusted EBITDA do not purport to be alternatives to net income from continuing operations as measures of operating performance or to cash flows from operating activities as a measure of liquidity. In particular, EBITDA and adjusted EBITDA are not intended to be a measure of free cash flow available for management’s discretionary use, as these measures do not consider certain cash requirements, such as working capital needs, capital expenditures, contractual commitments, interest payments, tax payments, and other debt service requirements.

The following table presents a reconciliation of EBITDA and adjusted EBITDA to net income from continuing operations for the periods indicated:

	Fiscal Year Ended
	February 3, 2023	% Change	January 28, 2022	% Change	January 29, 2021

	(in millions, except percentages)
Net income from continuing operations	$2,422	(51)%	$4,942	120%	$2,245
Adjustments:
Interest and other, net (a)	2,546		(1,264)		1,339
Income tax expense (benefit)	803		981		101
Depreciation and amortization	3,156		3,547		3,867
EBITDA	$8,927	9%	$8,206	9%	$7,552

EBITDA	$8,927	9%	$8,206	9%	$7,552
Adjustments:
Stock-based compensation expense	931		808		487
Impact of purchase accounting	—		36		106
Transaction-related expenses	22		273		124
Other corporate expenses	899		337		376
Adjusted EBITDA	$10,779	12%	$9,660	12%	$8,645
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

	Fiscal Year Ended
	February 3, 2023			January 28, 2022			January 29, 2021
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue

	(in millions, except percentages)
Net revenue:
Products	$79,250	77.5%	(1)%	$79,830	78.9%	18%	$67,744	78.2%
Services	23,051	22.5%	8%	21,367	21.1%	13%	18,926	21.8%
Total net revenue	$102,301	100.0%	1%	$101,197	100.0%	17%	$86,670	100.0%
Gross margin:
Products (a)	$13,221	16.7%	5%	$12,606	15.8%	11%	$11,313	16.7%
Services (b)	9,465	41.1%	2%	9,285	43.5%	5%	8,827	46.6%
Total gross margin	$22,686	22.2%	4%	$21,891	21.6%	9%	$20,140	23.2%
Operating expenses	$16,915	16.6%	(2)%	$17,232	17.0%	5%	$16,455	18.9%
Operating income	$5,771	5.6%	24%	$4,659	4.6%	26%	$3,685	4.3%
Net income from continuing operations	$2,422	2.4%	(51)%	$4,942	4.9%	120%	$2,245	2.6%

Non-GAAP Financial Information
	Fiscal Year Ended
	February 3, 2023			January 28, 2022			January 29, 2021
	Dollars	% of Non-GAAP Net Revenue	% Change	Dollars	% of Non-GAAP Net Revenue	% Change	Dollars	% of Non-GAAP Net Revenue

	(in millions, except percentages)
Non-GAAP net revenue:
Products	$79,250	77.5%	(1)%	$79,830	78.9%	18%	$67,746	78.1%
Services	23,051	22.5%	8%	21,399	21.1%	12%	19,030	21.9%
Total non-GAAP net revenue	$102,301	100.0%	1%	$101,229	100.0%	17%	$86,776	100.0%
Non-GAAP gross margin:
Products (a)	$13,721	17.3%	3%	$13,261	16.6%	9%	$12,211	18.0%
Services (b)	9,706	42.1%	3%	9,423	44.0%	4%	9,022	47.4%
Total non-GAAP gross margin	$23,427	22.9%	3%	$22,684	22.4%	7%	$21,233	24.5%
Non-GAAP operating expenses	$14,790	14.5%	(1)%	$14,899	14.7%	4%	$14,284	16.5%
Non-GAAP operating income	$8,637	8.4%	11%	$7,785	7.7%	12%	$6,949	8.0%
Non-GAAP net income	$5,727	5.6%	16%	$4,924	4.9%	31%	$3,746	4.3%
EBITDA	$8,927	8.7%	9%	$8,206	8.1%	9%	$7,552	8.7%
Adjusted EBITDA	$10,779	10.5%	12%	$9,660	9.5%	12%	$8,645	10.0%
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

Overview

During Fiscal 2023, our net revenue increased 1%, driven by an increase in net revenue for ISG which was mostly offset by a decline in net revenue for CSG. ISG net revenue increased primarily as a result of continued net revenue growth within both our servers and networking and storage offerings. CSG net revenue decreased as a result of a decrease in units sold due to an overall decline in the demand environment.

During Fiscal 2023, our operating income increased 24% to $5.8 billion, primarily driven by growth in ISG operating income and the favorable impact of a decrease in amortization of intangible assets. Growth in ISG operating income for Fiscal 2023 was driven by both our server and networking and storage offerings. The increase in operating income was partially offset by a decline in CSG operating income as well as the unfavorable impact of an increase in other corporate expenses. CSG operating income declined during the period principally driven by our consumer offerings. During Fiscal 2023, our non-GAAP operating income increased 11% to $8.6 billion due to the same ISG and CSG dynamics discussed above.

For Fiscal 2023, operating income as a percentage of net revenue increased 100 basis points to 5.6% principally driven by improvement in gross margin as percentage of net revenue coupled with a decrease in operating expenses as a percentage of net revenue. Gross margin as a percentage of net revenue increased primarily as a result of a shift in mix towards ISG. The decline in operating expense as a percentage of net revenue was driven by disciplined cost management and the favorable impact of a decrease in the amortization of intangible assets, partially offset by the unfavorable impact of an increase in other corporate expenses. Non-GAAP operating income as a percentage of net revenue increased 70 basis points to 8.4% during Fiscal 2023, driven by the same gross margin and disciplined cost management dynamics discussed above.

Cash provided by operating activities was $3.6 billion and $10.3 billion during Fiscal 2023 and Fiscal 2022, respectively. During Fiscal 2022, $3.2 billion of the $10.3 billion total represented cash provided by operating activities attributable to VMware, Inc. Cash provided by operating activities during Fiscal 2023 declined primarily as a result of unfavorable working capital dynamics as compared to Fiscal 2022. Working capital was primarily impacted by a shift in mix of the business, the timing of purchases and payments to vendors during a declining demand environment, and linearity of sales during the fourth quarter of Fiscal 2023. See “Liquidity, Cash Requirements, and Market Conditions” for further information on our cash flow metrics.

We continue to see opportunities to create value and grow in response to long-term demand for our IT solutions driven by a technology-enabled world. We have demonstrated our ability to adjust to changing market conditions with complementary solutions across both segments of our business, an agile workforce, and the strength of our global supply chain. As we continue to innovate and modernize our core offerings, we believe that Dell Technologies is well-positioned for long-term profitable growth.

Net Revenue

During Fiscal 2023, our net revenue increased 1%, primarily driven by growth within ISG net revenue that was mostly offset by a decline in net revenue for CSG. See “Business Unit Results” for further information.

•Product Net Revenue — Product net revenue includes revenue from the sale of hardware products and software licenses. During Fiscal 2023, our product net revenue decreased 1%, primarily due to a decline in CSG product net revenue, which was partially offset by growth in ISG product net revenue. CSG product net revenue decreased primarily as a result of a decline in consumer product net revenue and, to a lesser extent, commercial product net revenue. These declines were both driven by a decrease in units sold, partially offset by an increase in average selling prices. ISG product net revenue growth was driven by an increase in product net revenue from both our server and networking and storage offerings.

•Services Net Revenue — Services net revenue includes revenue from our services offerings and support services related to hardware products and software licenses. During Fiscal 2023, services net revenue increased 8%, driven principally by strength in CSG hardware support and maintenance and third-party software support and maintenance, primarily associated with commercial offerings sold in prior periods. A substantial portion of services net revenue is derived from offerings that have been deferred over a period of time, and, as a result, reported services net revenue growth rates will be different than reported product net revenue growth rates.

From a geographical perspective, net revenue increased in the Americas and EMEA regions and decreased in the APJ region during Fiscal 2023.

Gross Margin

During Fiscal 2023, gross margin and non-GAAP gross margin increased 4% to $22.7 billion and 3% to $23.4 billion, respectively. The increases were driven by growth in ISG gross margin which was partially offset by a decline in CSG gross margin.

During Fiscal 2023, our gross margin and non-GAAP gross margin percentages increased 60 basis points to 22.2% and 50 basis points to 22.9%, respectively, primarily due to a shift in mix towards our ISG offerings.

•Product Gross Margin — During Fiscal 2023, product gross margin and non-GAAP product gross margin increased 5% to $13.2 billion and 3% to $13.7 billion, respectively. These increases were driven primarily by growth in ISG product gross margin due to growth in product net revenue for both our server and networking and storage offerings. The increases in ISG product gross margin were partially offset by declines in CSG product gross margin primarily due to a decrease in product net revenue for our consumer offerings and, to a lesser extent, a decrease in product net revenue for our commercial offerings.

During Fiscal 2023, product gross margin and non-GAAP product gross margin percentages increased 90 basis points to 16.7% and 70 basis points to 17.3%, respectively, primarily attributable to a shift in mix towards our ISG offerings.

•Services Gross Margin — During Fiscal 2023, services gross margin and non-GAAP services gross margin increased 2% to $9.5 billion and 3% to $9.7 billion, respectively. The increases were primarily driven by growth in CSG services gross margin, which was partially offset by a decline in other businesses services gross margin. CSG services gross margin increased as a result of growth within hardware support and maintenance, primarily associated with commercial offerings sold in prior periods, while other businesses services gross margin declined due to the impact of the divestiture of Boomi in Fiscal 2022.

During Fiscal 2023, services gross margin percentage decreased 240 basis points to 41.1%. The decrease was driven by a decline in services gross margin percentage for ISG, due to a shift in mix of services delivered, coupled with a shift in mix towards CSG services net revenue and the impact of the Boomi divestiture during Fiscal 2022. Further, the unfavorable impact of an increase in other corporate expenses contributed to the decline. Non-GAAP services gross margin percentage decreased 190 basis points to 42.1% and was driven by the same ISG, CSG, and Boomi dynamics discussed above.

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

The terms and conditions of our vendor rebate programs are largely based on product volumes and are generally negotiated either at the beginning of the annual or quarterly period, depending on the program. The timing and amount of vendor rebates and other discounts we receive under the programs may vary from period to period, reflecting changes in the competitive environment. We monitor our component costs and seek to address the effects of any changes to terms that might arise under our vendor rebate programs. Our gross margins for Fiscal 2023 and for Fiscal 2022 were not materially affected by any changes to the terms of our vendor rebate programs, as the amounts we received under these programs were generally stable relative to our total net cost.

We are not aware of any significant changes to our vendor rebate programs that will materially impact our results in the near term. While we anticipate that the impact of industry-wide price increases of certain processors will impact our cost of net revenue beginning in Fiscal 2024, we are also experiencing cost deflation on component parts as a result of overall demand softness. We will continue to take pricing actions to balance profitability and growth while actively addressing our customers’ demands.

Operating Expenses

The following table presents information regarding our operating expenses for the periods indicated:

	Fiscal Year Ended
	February 3, 2023			January 28, 2022			January 29, 2021
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue

	(in millions, except percentages)
Operating expenses:
Selling, general, and administrative	$14,136	13.9%	(4)%	$14,655	14.5%	5%	$14,000	16.1%
Research and development	2,779	2.7%	8%	2,577	2.5%	5%	2,455	2.8%
Total operating expenses	$16,915	16.6%	(2)%	$17,232	17.0%	5%	$16,455	18.9%

	Fiscal Year Ended
	February 3, 2023			January 28, 2022			January 29, 2021
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue	% Change	Dollars	% of Non-GAAP Net Revenue

	(in millions, except percentages)
Non-GAAP operating expenses	$14,790	14.5%	(1)%	$14,899	14.7%	4%	$14,284	16.5%

During Fiscal 2023, total operating expenses decreased 2% driven by a decrease in selling, general, and administrative expenses.

•Selling, General, and Administrative — Selling, general, and administrative (“SG&A”) expenses decreased 4% during Fiscal 2023, primarily due to decreases in amortization of intangible assets and outside services expenses which were partially offset by an increase in employee compensation and benefits. The decline in outside services expense was primarily attributable to expenses incurred in Fiscal 2022, principally related to the VMware Spin-off, that did not reoccur in Fiscal 2023. Employee compensation and benefits increased primarily as a result of costs incurred in connection with our strategic workforce reduction.

•Research and Development — Research and development (“R&D”) expenses are primarily composed of personnel-related expenses incurred in connection with product development. R&D expenses increased 8% during Fiscal 2023 driven by an increase in employee compensation and benefits expense.

As a percentage of net revenue, R&D expenses for Fiscal 2023 and Fiscal 2022 were 2.7% and 2.5%, respectively. We intend to continue supporting R&D initiatives to innovate and introduce new and enhanced solutions into the market.

During Fiscal 2023, non-GAAP operating expenses decreased 1% principally due to continued disciplined cost management.

We continue to make selective investments designed to enable growth, marketing, and R&D, while balancing our efforts to drive cost efficiencies in the business. We also expect to continue making investments in support of our own digital transformation to modernize our IT operations.

Operating Income

During Fiscal 2023, our operating income increased 24% to $5.8 billion, primarily driven by growth in ISG operating income and the favorable impact of a decrease in amortization of intangible assets. Growth in ISG operating income for Fiscal 2023 was driven by both our server and networking and storage offerings. The increase in operating income was partially offset by a decline in CSG operating income coupled with the unfavorable impact of an increase in other corporate expenses. CSG operating income declined during the period principally driven by our consumer offerings. During Fiscal 2023, our non-GAAP operating income increased 11% to $8.6 billion driven by the same ISG and CSG dynamics discussed above.

For Fiscal 2023, operating income as a percentage of net revenue increased 100 basis points to 5.6% principally driven by improvement in gross margin as percentage of net revenue coupled with a decrease in operating expenses as a percentage of net revenue. Gross margin as a percentage of net revenue increased primarily as a result of a shift in mix towards ISG. The decline in operating expense as a percentage of net revenue was driven by disciplined cost management and the favorable impact of a decrease in both the amortization of intangible assets, partially offset by the unfavorable impact of an increase in other corporate expenses. Non-GAAP operating income as a percentage of net revenue increased 70 basis points to 8.4% during Fiscal 2023, driven by the same gross margin and disciplined cost management dynamics discussed above.

Interest and Other, Net

The following table presents information regarding interest and other, net for the periods indicated:

	Fiscal Year Ended
	February 3, 2023	January 28, 2022	January 29, 2021

	(in millions)
Interest and other, net:
Investment income, primarily interest	$100	$42	$47
Gain (loss) on investments, net	(206)	569	425
Interest expense	(1,222)	(1,542)	(2,052)
Foreign exchange	(265)	(221)	(160)
Gain on disposition of businesses and assets	—	3,968	458
Debt extinguishment fees	—	(1,572)	(158)
Legal settlement, net	(894)	—	—
Other	(59)	20	101
Total interest and other, net	$(2,546)	$1,264	$(1,339)

During Fiscal 2023, the change in interest and other, net was unfavorable by $3.8 billion. The unfavorable change was attributable to the pre-tax gain of $4.0 billion on the sale of Boomi recognized during Fiscal 2022, $0.9 billion of net expense recognized in Fiscal 2023 in connection with an agreement to settle the Class V transaction litigation, and the impact of fair value adjustments on our non-marketable strategic investments portfolio. These factors were partially offset by a decrease in debt extinguishment fees, as we incurred $1.6 billion in Fiscal 2022 primarily associated with the early retirement of certain senior notes, and a reduction in interest expense.

Income and Other Taxes

The following table presents information regarding our income and other taxes for the periods indicated:

	Fiscal Year Ended
	February 3, 2023	January 28, 2022	January 29, 2021

	(in millions, except percentages)
Income before income taxes	$3,225	$5,923	$2,346
Income tax expense	$803	$981	$101
Effective income tax rate	24.9%	16.6%	4.3%

For Fiscal 2023 and Fiscal 2022, our effective income tax rate was 24.9% and 16.6%, respectively, with the change being primarily driven by discrete items in those years. Our effective tax rate for the Fiscal 2023 includes the impact of a $0.9 billion expense recognized in connection with an agreement to settle the Class V transaction litigation. In comparison, our effective tax rate for Fiscal 2022 includes tax expense of $1.0 billion on a pre-tax gain of $4.0 billion related to the divestiture of Boomi during the period, as well as tax benefits of $367 million on $1.6 billion of debt extinguishment fees and $244 million related to the restructuring of certain legal entities.

Other changes to our effective income tax rates for Fiscal 2023 as compared to Fiscal 2022 were attributable to the tax impact of foreign operations, which included the impacts of a higher jurisdictional mix of income in lower tax jurisdictions and higher tax benefits from foreign-derived intangible income offset by the impact of the capitalization of research and development costs under the Tax Cuts and Jobs Act. Under the Tax Cuts and Jobs Act, which was enacted on December 22, 2017, research and development costs incurred for tax years beginning after December 31, 2021 must be capitalized and amortized ratably over five or 15 years for tax purposes, depending on where the research activities were conducted.

Our effective income tax rate can fluctuate depending on the geographic distribution of our worldwide earnings, as our foreign earnings are generally taxed at lower rates than in the United States. The differences between our effective income tax rates and the U.S. federal statutory rate of 21% principally result from the geographical distribution of income, differences between the book and tax treatment of certain items, and the tax items discussed above. In certain jurisdictions, our tax rate is significantly less than the applicable statutory rate as a result of tax holidays. The majority of our foreign income that is subject to these tax holidays is attributable to Singapore and China. A significant portion of these income tax benefits relates to a tax holiday that will be effective until January 31, 2029. Our other tax holidays will expire in whole or in part during Fiscal 2030 through Fiscal 2031. Many of these tax holidays and reduced tax rates may be extended when certain conditions are met or may be terminated early if certain conditions are not met or as a result of changes in tax legislation. As of February 3, 2023, we were not aware of any matters of noncompliance or enacted tax legislative changes affecting these tax holidays.

For further discussion regarding tax matters, including the status of income tax audits, see Note 13 of the Notes to the Consolidated Financial Statements included in this report.

See “Introduction – Business Trends and Challenges – Inflation Reduction Act” for a discussion of recent tax legislation.

Net Income from Continuing Operations

Net income from continuing operations was $2.4 billion and $4.9 billion for Fiscal 2023 and Fiscal 2022, respectively. The decrease was principally attributable to an unfavorable change in interest and other, net, partially offset by an increase in operating income.

Non-GAAP net income was $5.7 billion and $4.9 billion for Fiscal 2023 and Fiscal 2022, respectively. The increase was primarily attributable to an increase in non-GAAP operating income and a decrease in interest expense, partially offset by an increase in tax expense.

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

Infrastructure Solutions Group

The following table presents net revenue and operating income attributable to ISG for the periods indicated:

	Fiscal Year Ended
	February 3, 2023	% Change	January 28, 2022	% Change	January 29, 2021

	(in millions, except percentages)
Net revenue:
Servers and networking	$20,398	14%	$17,901	8%	$16,592
Storage	17,958	9%	16,465	—%	16,410
Total ISG net revenue	$38,356	12%	$34,366	4%	$33,002

Operating income:
ISG operating income	$5,045	35%	$3,736	—%	$3,753
% of segment net revenue	13.2%		10.9%		11.4%

Net Revenue — During Fiscal 2023, ISG net revenue increased 12%, driven by strength across both server and networking and storage offerings.

Revenue from sales of servers and networking increased 14% during Fiscal 2023, primarily driven by an increase in average selling price of our server offerings, the effect of which was partially offset by a decrease in units sold. The average selling price for our server offerings increased as a result of richer configurations and continued pricing discipline in response to the macroeconomic environment.

During Fiscal 2023, storage revenue increased 9% due to continued strength across the majority of our storage offerings.

ISG customers are interested in new and innovative models that address how they consume our solutions. We offer options that include as-a-Service, subscription, utility, leases, and immediate pay models which are designed to match customers’ consumption and financing preferences. Our multiyear agreements typically result in recurring revenue streams over the term of the arrangement. We expect that our flexible consumption models and as-a-Service offerings through Dell APEX will further strengthen our customer relationships and provide a foundation for growth in recurring revenue.

From a geographical perspective, net revenue attributable to ISG increased in the Americas and EMEA and, to a lesser extent, in APJ during Fiscal 2023.

Operating Income — During Fiscal 2023, ISG operating income as a percentage of net revenue increased 230 basis points to 13.2% principally due to a decrease in operating expenses as a percentage of net revenue that resulted from strong revenue growth coupled with disciplined cost management.

Client Solutions Group

The following table presents net revenue and operating income attributable to CSG for the periods indicated:

	Fiscal Year Ended
	February 3, 2023	% Change	January 28, 2022	% Change	January 29, 2021

	(in millions, except percentages)
Net revenue:
Commercial	$45,556	—%	$45,576	29%	$35,423
Consumer	12,657	(20)%	15,888	23%	12,964
Total CSG net revenue	$58,213	(5)%	$61,464	27%	$48,387

Operating income:
CSG operating income	$3,824	(12)%	$4,365	31%	$3,333
% of segment net revenue	6.6%		7.1%		6.9%

Net Revenue — During Fiscal 2023, CSG net revenue decreased 5%, driven by a decline in units sold as deteriorating macroeconomic conditions led to an overall decline in demand industry-wide. The impact of the decline in units sold was partially offset by an increase in the average selling prices of our offerings. We continue to take necessary actions to manage pricing while also balancing competitive pressures, profitability, and growth.

Consumer net revenue decreased 20% during Fiscal 2023, primarily due to a decrease in units sold, which was only partially offset by the effect of an increase in the average selling price of our consumer offerings.

During Fiscal 2023, commercial net revenue remained flat as the effect of an increase in the average selling price of our commercial offerings was entirely offset by a decrease in units sold.

Our average selling prices for our CSG offerings increased during Fiscal 2023 primarily as a result of a shift in mix towards our commercial offerings coupled with richer configurations and the impact of attached offerings.

From a geographical perspective, net revenue attributable to CSG remained flat in the Americas and decreased in both EMEA and APJ during Fiscal 2023.

Operating Income — During Fiscal 2023, CSG operating income as a percentage of net revenue decreased 50 basis points to 6.6%, primarily due to an increase in operating expenses as a percentage of net revenue, which increased as a result of a decline in CSG net revenue that outpaced the impacts of cost management measures.

OTHER BALANCE SHEET ITEMS

Accounts Receivable

We sell products and services directly to customers and through a variety of sales channels, including retail distribution. Our accounts receivable, net, was $12.5 billion and $12.9 billion as of February 3, 2023 and January 28, 2022, respectively. We maintain an allowance for expected credit losses to cover receivables that may be deemed uncollectible. The allowance for expected credit losses is an estimate based on an analysis of historical loss experience, current receivables aging, and management’s assessment of current conditions and its reasonable and supportable expectation of future conditions, as well as specific identifiable customer accounts that are deemed at risk. As of February 3, 2023 and January 28, 2022, the allowance for expected credit losses was $78 million and $90 million, respectively. Based on our assessment, we believe that we are adequately reserved for expected credit losses. We are monitoring the impact of current economic conditions and the aging of our accounts receivable on our expected losses and have not experienced deterioration in delinquency or loss rates. We will continue to take actions, where necessary, to reduce our exposure to credit losses.

Dell Financial Services and Financing Receivables

We offer or arrange various financing options and services for our customers globally, including through captive financing operations. DFS originates, collects, and services customer receivables primarily related to the purchase of our product, software, and service solutions. We further strengthen customer relationships through flexible consumption models, including utility, subscription, and as-a-Service models, which enable us to offer our customers the option to pay over time to provide them with financial flexibility to meet their changing technological requirements. We have historically seen an increasing interest in our various financing options during times of macroeconomic uncertainty. New financing originations were $9.7 billion, $8.5 billion, and $8.9 billion for Fiscal 2023, Fiscal 2022, and Fiscal 2021, respectively.

Our leases are generally classified as sales-type leases or operating leases. On commencement of sales-type leases, the Company recognizes profit up-front, and amounts due from the customer under the lease contract are recognized as financing receivables. Interest income is recognized as net product revenue over the term of the lease. Upon origination of operating leases, we record equipment under operating leases, classified as property, plant, and equipment. Over the contract term of an operating lease, we recognize rental revenue and depreciation expense, classified as cost of net revenue.

As of February 3, 2023 and January 28, 2022, our financing receivables, net were $10.9 billion and $10.6 billion, respectively. We maintain an allowance to cover expected financing receivable credit losses and evaluate credit loss expectations based on our total portfolio. For Fiscal 2023, Fiscal 2022, and Fiscal 2021, the principal charge-off rate for our financing receivables portfolio was 0.5%, 0.6% and 0.7%, respectively. The credit quality of our financing receivables has improved in recent years as the mix of high-quality commercial accounts in our portfolio has continued to increase. We continue to monitor broader economic indicators and their potential impact on future credit loss performance. We have an extensive process to manage our exposure to customer credit risk, including active management of credit lines and our collection activities. We also sell selected fixed-term financing receivables without recourse to unrelated third parties on a periodic basis, primarily to manage certain concentrations of customer credit exposure.  Based on our assessment of the customer financing receivables, we believe that we are adequately reserved.

We retain a residual interest in equipment leased under our lease programs. As of February 3, 2023 and January 28, 2022, the residual interest recorded as part of financing receivables was $142 million and $217 million, respectively. The decline in residual interest was principally attributable to a corresponding increase in originations of operating leases. The amount of the residual interest is established at the inception of the lease based upon estimates of the value of the equipment at the end of the lease term using historical studies, industry data, and future value-at-risk demand valuation methods. On a quarterly basis, we assess the carrying amount of our recorded residual values for expected losses. Generally, expected losses as a result of residual value risk on equipment under lease are not considered to be significant primarily because of the existence of a secondary market with respect to the equipment. Further, the lease agreement defines applicable return conditions and remedies for non-compliance to ensure that the leased equipment will be in good operating condition upon return. No expected losses were recorded related to residual assets during Fiscal 2023 and Fiscal 2022.

As of February 3, 2023 and January 28, 2022, equipment under operating leases, net was $2.2 billion and $1.7 billion, respectively. We assess the carrying amount of the equipment under operating leases for impairment whenever events or circumstances may indicate that an impairment has occurred. No material impairment losses were recorded related to such equipment during Fiscal 2023, Fiscal 2022, and Fiscal 2021.

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

LIQUIDITY, CASH REQUIREMENTS, AND MARKET CONDITIONS

Liquidity and Capital Resources

We rely on operating cash flows, which are impacted by trends in the demand environment, as our primary source of liquidity for our ongoing business operations. We monitor the efficiency of our balance sheet to ensure that we have adequate liquidity to support our business and strategic initiatives. In addition to internally generated cash, we have access to other capital sources to finance our strategic initiatives and fund growth in our financing operations. Our strategy is to deploy capital from any potential source, whether internally generated cash or debt, depending on the adequacy and availability of that source of capital and whether it can be accessed in a cost-effective manner.

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

The following table presents our cash and cash equivalents as well as our available borrowings as of the dates indicated:

	February 3, 2023	January 28, 2022

	(in millions)
Cash and cash equivalents, and available borrowings:
Cash and cash equivalents	$8,607	$9,477
Remaining available borrowings under 2021 Revolving Credit Facility	5,999	4,969
Total cash, cash equivalents, and available borrowings	$14,606	$14,446

During Fiscal 2023, cash and cash equivalents decreased by $0.9 billion, primarily as a result of the return of capital to our stockholders through share repurchases and dividend payments, and capital expenditures, partially offset by cash flows from operations and net cash proceeds from the issuance of senior notes.

As of February 3, 2023, our 2021 Revolving Credit Facility had a maximum capacity of $6.0 billion. Available borrowings under this facility are reduced by draws on the facility and outstanding letters of credit. As of February 3, 2023, there were no borrowings outstanding under the facility and remaining available borrowings totaled approximately $6.0 billion. The 2021 Revolving Credit Facility also acts as a backstop to provide liquidity support for our commercial paper program.

During Fiscal 2023, we established a commercial paper program under which we may issue unsecured notes in a maximum aggregate face amount of $5.0 billion outstanding at any time, with maturities up to 397 days from the date of issue. As of February 3, 2023, we had no outstanding borrowings under the program.

We may regularly use our available borrowings from the 2021 Revolving Credit Facility and issuances under the commercial paper program on a short-term basis for general corporate purposes. See Note 8 of the Notes to the Consolidated Financial Statements included in this report for additional information about our debt.

During Fiscal 2023, we entered into a factoring arrangement with a third-party financial institution to sell certain high-quality trade accounts receivable on a non-recourse basis. We may elect to factor trade accounts receivable from time to time as part of our overall liquidity and working capital management strategy.

Debt

The following table presents our outstanding debt as of the dates indicated:

	February 3, 2023	Change	January 28, 2022

	(in millions)
Core debt
Senior Notes	$18,300	$2,000	$16,300
Legacy Notes and Debentures	952	—	952
DFS allocated debt	(1,196)	(63)	(1,133)
Total core debt	18,056	1,937	16,119
DFS related debt
DFS debt	10,290	644	9,646
DFS allocated debt	1,196	63	1,133
Total DFS related debt	11,486	707	10,779
Other	325	(12)	337
Total debt, principal amount	29,867	2,632	27,235
Carrying value adjustments	(279)	2	(281)
Total debt, carrying value	$29,588	$2,634	$26,954

The outstanding principal amount of our debt increased $2.6 billion from January 28, 2022 to $29.9 billion as of February 3, 2023, driven primarily by the issuance of $2.0 billion principal amount of senior notes and, to a lesser extent, net DFS activity.

We define core debt as the total principal amount of our debt, less DFS related debt and other debt. Our core debt was $18.1 billion and $16.1 billion as of February 3, 2023 and January 28, 2022, respectively. The increase in our core debt during Fiscal 2023 was primarily driven by the issuance of $2.0 billion principal amount of senior notes. We intend to utilize the proceeds of such senior notes to repay the 5.45% senior notes due June 2023 and to utilize the remaining proceeds for general corporate purposes, including repayment of other debt. See Note 8 of the Notes to the Consolidated Financial Statements included in this report for additional information about our debt.

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

We believe we will continue to be able to make our debt principal and interest payments, including short-term maturities, from existing and expected sources of cash, primarily from operating cash flows. Cash used for debt principal and interest payments may include short-term borrowings under our commercial paper program, our revolving credit facility, or other borrowings. Under our variable-rate debt, we could experience variations in our future interest expense from potential fluctuations in applicable reference rates, or from possible fluctuations in the level of DFS debt required to meet future demand for customer financing.

We have made steady progress in paying down debt and we will continue to pursue deleveraging over the long-term as an important component of our overall capital allocation strategy. At our sole discretion, we may purchase, redeem, prepay, refinance, or otherwise retire any amount of our outstanding indebtedness under the terms of such indebtedness at any time and from time to time, in open market or negotiated transactions with the holders of such indebtedness or otherwise, as we consider appropriate in light of market conditions and other relevant factors.

Cash Flows

The following table presents a summary of our Consolidated Statements of Cash Flows for the periods indicated:

	Fiscal Year Ended
	February 3, 2023	January 28, 2022	January 29, 2021

	(in millions)
Net change in cash from:
Operating activities	$3,565	$10,307	$11,407
Investing activities	(3,024)	1,306	(460)
Financing activities	(1,625)	(16,609)	(5,950)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(104)	(106)	36
Change in cash, cash equivalents, and restricted cash	$(1,188)	$(5,102)	$5,033

Cash flows for both Fiscal 2022 and Fiscal 2021 are inclusive of cash flows attributable to VMware, Inc. Effective November 1, 2021, as a result of the VMware Spin-off, cash flows ceased to include cash flows attributable to VMware, Inc. See “Introduction” and Note 1 and Note 3 of the Notes to the Consolidated Financial Statements included in this report for additional information regarding the VMware Spin-off.

Operating Activities — Cash provided by operating activities was $3.6 billion during Fiscal 2023 compared to $10.3 billion during Fiscal 2022. Cash provided by operating activities for Fiscal 2022 included $3.2 billion attributable to VMware, Inc.

The decline in cash provided by operating activities was primarily attributable to unfavorable working capital dynamics as compared to Fiscal 2022. Working capital was primarily impacted by a shift in mix of the business, the timing of purchases and payments to vendors during a declining demand environment, and linearity of sales during the fourth quarter of Fiscal 2023.

Investing Activities — Investing activities primarily consist of cash used to fund capital expenditures for property, plant, and equipment inclusive of equipment under DFS operating leases and equipment used to support our as-a-Service offerings (collectively “revenue generating assets”). Additional activities include capitalized software development costs, acquisitions and divestitures, strategic investments, and the maturities, sales, and purchases of investments. During Fiscal 2023, cash used in investing activities was $3.0 billion and was primarily applied to capital expenditures.

Cash provided by investing activities was $1.3 billion during Fiscal 2022, primarily driven by net cash proceeds related to the divestiture of Boomi, which was partially offset by cash used for capital expenditures.

Financing Activities — Financing activities primarily consist of the proceeds and repayments of debt and return of capital to our stockholders. Cash used in financing activities was $1.6 billion during Fiscal 2023 and primarily consisted of repurchases of common stock, inclusive of payments to settle employee tax withholding on stock-based compensation, and the payment of quarterly dividends. The effects of these activities were partially offset by net cash proceeds from debt issuances, primarily related to the issuance of senior notes. See Note 8 of the Notes to the Consolidated Financial Statements included in this report for additional information regarding our debt.

Cash used in financing activities was $16.6 billion during Fiscal 2022 and primarily consisted of debt repayments and associated debt extinguishment fees, as well as cash transferred to VMware in connection with the VMware Spin-off. The effect of these activities was partially offset by cash proceeds from the issuance of senior notes by Dell Technologies and VMware.

DFS Cash Flow Impacts — DFS offerings are initially funded through cash on hand at the time of origination, most of which is subsequently replaced with asset-backed financing. For DFS offerings that qualify as sales-type leases, the initial funding of financing receivables is reflected as an impact to cash flows from operations and is largely subsequently offset by cash proceeds from financing. For DFS operating leases, the initial funding is classified as a capital expenditure and reflected as cash flows used in investing activities. DFS new financing originations were $9.7 billion, $8.5 billion, and $8.9 billion during Fiscal 2023, Fiscal 2022, and Fiscal 2021, respectively. As of February 3, 2023, DFS had $10.9 billion of total net financing receivables and $2.2 billion of equipment under DFS operating leases, net.

Capital Commitments

Capital Expenditures — We spent $3.0 billion and $2.8 billion during Fiscal 2023 and Fiscal 2022, respectively, on property, plant, and equipment and capitalized software development costs. Of total expenditures incurred during Fiscal 2023 and Fiscal 2022, funding of revenue generating assets totaled $1.5 billion and $1.3 billion, respectively. Product demand, product mix, the use of contract manufacturers, and ongoing investments in operating and information technology infrastructure influence the level and prioritization of our capital expenditures. Aggregate capital expenditures for Fiscal 2024 are currently expected to total between $2.9 billion and $3.1 billion, of which approximately $1.8 billion are expected to relate to revenue generating assets.

Repurchases of Common Stock

Repurchases of Common Stock — Effective as of September 23, 2021, our Board of Directors approved a stock repurchase program with no fixed expiration date under which we are authorized to repurchase up to $5 billion of shares of our Class C Common Stock. During Fiscal 2023, we repurchased approximately 62 million shares of Class C Common Stock under this program for a total purchase price of approximately $2.8 billion.

Dividend Payments

Dividend Payments — On February 24, 2022, we announced that our Board of Directors adopted a dividend policy providing for our payment of quarterly cash dividends on our common stock at a rate of $0.33 per share per fiscal quarter beginning in the first quarter of Fiscal 2023. During Fiscal 2023, the Company paid the following dividends:

Declaration Date	Record Date	Payment Date	Dividend per Share	Amount (in millions)
February 24, 2022	April 20, 2022	April 29, 2022	$0.33	$248
June 7, 2022	July 20, 2022	July 29, 2022	$0.33	$242
September 6, 2022	October 19, 2022	October 28, 2022	$0.33	$238
December 6, 2022	January 25, 2023	February 3, 2023	$0.33	$236

On March 2, 2023, we announced that the Board of Directors approved a 12% increase in the quarterly dividend rate to a rate of $0.37 per share per fiscal quarter beginning in the first quarter of Fiscal 2024.

Contractual Cash Obligations

The following table presents a summary of our contractual cash obligations as of February 3, 2023:

		Payments Due by Fiscal Year
	Total	2024	2025-2026	2027-2028	Thereafter
	(in millions)
Contractual cash obligations:
Principal payments on debt:
Core debt (a)	$19,252	$1,000	$2,000	$6,750	$9,502
DFS debt (b)	10,290	5,400	3,747	1,143	—
Other	325	177	140	8	—
Total principal payments on debt	29,867	6,577	5,887	7,901	9,502
Interest	9,173	1,250	2,014	1,345	4,564
Purchase obligations	4,383	3,460	617	298	8
Operating leases	966	260	362	206	138
Tax obligations	144	36	108	—	—
Contractual cash obligations	$44,533	$11,583	$8,988	$9,750	$14,212
____________________
(a)    Contractual cash obligations associated with core debt exclude DFS allocated debt.
(b) DFS debt primarily represents debt from our securitization and structured financing programs.

Principal Payments on Debt — Our expected principal cash payments on borrowings are exclusive of discounts and premiums. We have outstanding long-term notes with varying maturities. For additional information about our debt, see Note 6 and Note 8 of the Notes to the Consolidated Financial Statements included in this report.

Interest — Of the total cash obligations for interest presented in the table above, the amounts related to our DFS debt were expected to be $185 million in Fiscal 2024, $89 million in Fiscal 2025-2026, and $1 million in Fiscal 2027-2028. See Note 6 and Note 8 of the Notes to the Consolidated Financial Statements included in this report for further discussion of our debt and related interest expense.

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

Tax Obligations — Tax obligations represent a one-time mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries. Excluded from the table above are $1.3 billion in additional liabilities associated with uncertain tax positions as of February 3, 2023. We are unable to reliably estimate the expected payment dates for any liabilities for uncertain tax positions. See Note 13 of the Notes to the Consolidated Financial Statements included in this report for more information on these tax matters.

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

We are exposed to interest rate risk related to our variable-rate debt portfolio. In the normal course of business we follow established policies and procedures to manage this risk, including monitoring of our asset and liability mix and the use of derivative instruments. As a result, we do not anticipate any material losses from interest rate risk.

Summarized Guarantor Financial Information

As discussed in Note 8 of the Notes to the Consolidated Financial Statements included in this report, Dell International L.L.C. and EMC Corporation (the “Issuers”), both of which are wholly-owned subsidiaries of Dell Technologies Inc., completed private offerings of multiple series of senior secured notes issued on June 1, 2016, March 20, 2019, and April 9, 2020 (the “Senior Notes”). In June 2021, the Issuers completed an exchange offer and issued $18.4 billion aggregate principal amount of registered senior notes under the Securities Act of 1933 in exchange for the same principal amount and substantially identical terms of the Senior Notes. The aggregate principal amount of unregistered Senior Notes remaining outstanding following the settlement of the exchange offer was approximately $0.1 billion. During Fiscal 2022, the tangible and intangible assets of the Issuers and guarantors that secured obligations under the Senior Notes were released as collateral. As a result, the Senior Notes became fully unsecured. In addition, all guarantees of the Senior Notes by subsidiaries of Dell Inc. were released.

On January 24, 2023, the Issuers completed a public offering of unsecured senior notes (together with the Senior Notes, the “Registered Senior Notes”) in the aggregate principal amount of $2.0 billion. The unsecured senior notes were sold pursuant to a shelf registration statement.

Guarantees — The Registered Senior Notes are guaranteed on a joint and several unsecured basis by Dell Technologies Inc. and its wholly-owned subsidiaries, Denali Intermediate, Inc. and Dell Inc. (collectively, the “Guarantors”).

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

The following table presents summarized results of operations information for the Obligor Group for the period indicated:

Fiscal Year Ended
February 3, 2023
(in millions)
Net revenue (a)	$10,327
Gross margin (b)	4,517
Operating income (c)	1,203
Interest and other, net (d)	(3,284)
Loss before income taxes	$(2,081)
Net loss attributable to Obligor Group	$(1,720)
____________________
(a) Includes net revenue from services provided and product sales to Non-Obligor Subsidiaries of $841 million and $171 million, respectively.
(b) Includes cost of net revenue from resale of solutions purchased from Non-Obligor Subsidiaries and the Related Party of $1,034 million and $491 million, respectively. Includes costs of net revenue from shared services provided by Non-Obligor Subsidiaries of $634 million.
(c) Includes operating expenses from shared services provided by Non-Obligor Subsidiaries of $22 million.
(d) Includes interest expense on inter-company loan payables of $1,379 million.

The following table presents summarized balance sheet information for the Obligor Group as of the dates indicated:

	February 3, 2023	January 28, 2022

	(in millions)
ASSETS
Current assets	$2,972	$3,106
Intercompany receivables	595	988
Due from related party, net	312	59
Short-term intercompany loan receivables	227	—
Total current assets	4,106	4,153
Due from related party, net	440	710
Goodwill and intangible assets	14,818	15,399
Other non-current assets	3,009	2,810
Total assets	$22,373	$23,072
LIABILITIES
Current liabilities	$6,611	$4,625
Due to related party	110	192
Total current liabilities	6,721	4,817
Long-term debt	17,996	17,001
Intercompany loan payables	38,896	37,509
Other non-current liabilities	3,891	3,473
Total liabilities	$67,504	$62,800

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

Revenue Recognition — We sell a wide portfolio of products and services offerings to our customers. Our agreements have varying terms and conditions depending on the goods and services being sold, the rights and obligations conveyed, and the legal jurisdiction of the arrangement. While most of our agreements have standard terms and conditions, more complex agreements may contain nonstandard terms and conditions. There are significant judgements in interpreting agreements to determine the appropriate accounting for nonstandard terms and conditions.

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

Judgment is required when determining the SSP of our performance obligations. If the observable price is available, we utilize that price for the SSP. If the observable price is not available, the SSP must be estimated. We estimate SSP by considering multiple factors, including, but not limited to, pricing practices, internal costs, and profit objectives as well as overall market conditions, which include geographic or regional specific factors, competitive positioning, and competitor actions. Our SSP estimates rely, in part, on company pricing trends. Market conditions could impact the selling price in the current period which may not be reflective of trends, and could lead to revenue timing, classification, and segment differences when compared to similar contracts in other periods. SSP for our performance obligations is periodically reassessed.

For transactions that involve a third party, the Company evaluates whether it is acting as the principal or the agent in the transaction. This determination requires significant judgement and impacts the amount and timing of revenue recognized. If the Company determines that it controls a good or service before it is transferred to the customer, the Company is acting as the principal and recognizes revenue at the gross amount of consideration it is entitled to from the customer. Indicators that the Company controls a good or service before transferring to a customer include, but are not limited to, the Company being the primary obligor to the customer, establishing its own pricing, and having inventory and credit risks.

Goodwill and Indefinite-Lived Intangible Assets Impairment Assessments — Goodwill and indefinite-lived intangible assets are tested for impairment annually during the third fiscal quarter and whenever events or circumstances may indicate that an impairment has occurred.

To determine whether goodwill is impaired, we first assess certain qualitative factors. Qualitative factors that may be assessed include, but are not limited to, macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, or other relevant company-specific events. Based on this assessment, if it is determined more likely than not that the fair value of a goodwill reporting unit is less than its carrying amount, we perform a quantitative analysis of the goodwill impairment test. Alternatively, we may bypass the qualitative assessment and perform a quantitative impairment test.

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

For more information about our goodwill and intangible assets, see Note 10 of the Notes to the Consolidated Financial Statements included in this report.

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

Legal and Other Contingencies — The outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. An estimated loss from a loss contingency such as a legal proceeding or claim is accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. In determining whether a loss should be accrued, we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Significant judgement is required in determining whether a loss should be accrued, and changes in these factors could materially impact our Consolidated Financial Statements.

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

Foreign Currency Risk

During Fiscal 2023, the principal foreign currencies in which Dell Technologies transacted business were the Euro, Chinese Renminbi, Japanese Yen, British Pound, Indian Rupee, and Australian Dollar. The objective of Dell Technologies in managing its exposures to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations associated with foreign currency exchange rate changes on earnings and cash flows. Accordingly, Dell Technologies utilizes foreign currency option contracts and forward contracts to hedge its exposure on forecasted transactions and firm commitments for certain currencies. Dell Technologies monitors its foreign currency exchange exposures to ensure the overall effectiveness of its foreign currency hedge positions. However, there can be no assurance that the foreign currency hedging activities will continue to substantially offset the impact of fluctuations in currency exchange rates on Dell Technologies’ results of operations and financial position in the future.

Based on the outstanding foreign currency hedge instruments of Dell Technologies, which include designated and non-designated instruments, there was a maximum potential one-day loss in fair value at a 95% confidence level of approximately $37 million as of February 3, 2023 and $16 million as of January 28, 2022 using a Value-at-Risk (“VAR”) model. By using market implied rates and incorporating volatility and correlation among the currencies of a portfolio, the VAR model simulates 10,000 randomly generated market prices and calculates the difference between the fifth percentile and the average as the Value-at-Risk. The VAR model is a risk estimation tool and is not intended to represent actual losses in fair value that could be incurred. Additionally, as Dell Technologies utilizes foreign currency instruments for hedging forecasted and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure.

Interest Rate Risk

Dell Technologies is primarily exposed to interest rate risk related to its variable-rate debt portfolio and fixed-rate debt which has been converted to variable-rate debt through the use of derivative instruments. As of February 3, 2023, the majority of this risk exposure is related to DFS borrowings.

DFS debt represents borrowings under securitization programs and structured financing programs that facilitate the funding of leases, loans, and other alternative payment structures. Amounts outstanding under these facilities generally bear interest at variable rates equal to applicable margins plus specified base rates. Interest expense on such borrowings is recognized within interest and other, net whereas interest income on the underlying assets is recognized to net revenue over time. The Company uses interest rate swaps to hedge the variability in cash flows related to the interest rate payments on such borrowings. These contracts are not designated for hedge accounting and mark-to-market adjustments are recognized immediately within interest and other, net.

Dell Technologies’ interest rate risk exposure is limited to fluctuations in interest rates on unhedged borrowings where we do not mitigate the interest rate risk through the use of interest rate swaps.

As of February 3, 2023, borrowings exposed to interest rate fluctuations were $5 billion, relative to total borrowings of $29.6 billion, and accrued interest at an annual rate between 2.49% and 6.58%. Based on this debt outstanding as of February 3, 2023, a 100 basis point increase in interest rates would have resulted in an increase of approximately $50 million in annual interest expense.

By comparison, as of January 28, 2022, borrowings exposed to interest rate fluctuations were $3.8 billion relative to total borrowings of $27 billion, and accrued interest at an annual rate between (1.5)% and 4.1%. Based on this debt outstanding as of January 28, 2022, a 100 basis point increase in interest rates would have resulted in an increase of approximately $38 million in annual interest expense.

For more information about our debt and use of derivative instruments, see Note 6, Note 8, and Note 9 of the Notes to the Consolidated Financial Statements included in this report.

Transition from LIBOR to Alternative Reference Rates — The London Interbank Offered Rate (“LIBOR”) is the subject of recent regulatory guidance and proposals for reform. As a result of these reforms, the ICE Benchmark Administration Limited, the administrator of LIBOR, ceased publication for the one-week and two-month USD LIBOR settings on December 31, 2021 and is expected to begin phasing out the remaining USD LIBOR settings on July 1, 2023. We have completed identification of impacted financial instruments and contracts and have been working to transition such contracts linked to LIBOR to alternative reference rates.

Equity Price Risk

Strategic Investments — Our strategic investments include early-stage, privately-held companies that are considered to be in the start-up or development stages and are inherently risky. The technologies or products these companies have under development are typically in the early stages and may never materialize, which could result in a loss of a substantial part of our initial investment in the companies. We record these investments at cost, less impairment, adjusted for observable price changes. The evaluation is based on information provided by these companies, which are not subject to the same disclosure obligations as U.S. publicly-traded companies, and as such, the basis for these evaluations is subject to the timing and accuracy of the data provided. During Fiscal 2023, we recognized a net loss of $206 million on our strategic investments, which was generally in line with overall public equity market declines. As of February 3, 2023 and January 28, 2022, we held strategic investments in non-marketable securities of $1.3 billion and $1.4 billion, respectively.

See Note 5 of the Notes to the Consolidated Financial Statements included in this report for additional information.

ITEM 8 — FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Dell Technologies Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial position of Dell Technologies Inc. and its subsidiaries (the “Company”) as of February 3, 2023 and January 28, 2022, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended February 3, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of February 3, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 3, 2023 and January 28, 2022, and the results of its operations and its cash flows for each of the three years in the period ended February 3, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition - Identification of Performance Obligations in Revenue Contracts

As described in Notes 2 and 19 to the consolidated financial statements, the Company’s contracts with customers often include the promise to transfer multiple goods and services to a customer. Distinct promises within a contract are referred to as performance obligations and are accounted for as separate units of account. Management assesses whether each promised good or service is distinct for the purpose of identifying the performance obligations in the contract. This assessment involves subjective determinations and requires management to make judgments about the individual promised goods or services and whether such goods or services are separable from the other aspects of the contractual relationship. The Company’s performance obligations include various distinct goods and services such as hardware, software licenses, support and maintenance agreements, and other service offerings and solutions. For the year ended February 3, 2023, a significant portion of the $38.4 billion Infrastructure Solutions Group (“ISG”) reportable segment net revenues relate to contracts with multiple performance obligations.

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

/s/ PricewaterhouseCoopers LLP

Austin, Texas
March 30, 2023

We have served as the Company’s auditor since 1986.

DELL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in millions)

	February 3, 2023	January 28, 2022
ASSETS
Current assets:
Cash and cash equivalents	$8,607	$9,477
Accounts receivable, net of allowance of $78 and $90	12,482	12,912
Due from related party, net	378	131
Short-term financing receivables, net of allowance of $142 and $142 (Note 6)	5,281	5,089
Inventories	4,776	5,898
Other current assets	10,827	11,526
Total current assets	42,351	45,033
Property, plant, and equipment, net	6,209	5,415
Long-term investments	1,518	1,839
Long-term financing receivables, net of allowance of $59 and $47 (Note 6)	5,638	5,522
Goodwill	19,676	19,770
Intangible assets, net	6,468	7,461
Due from related party, net	440	710
Other non-current assets	7,311	6,985
Total assets	$89,611	$92,735
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$6,573	$5,823
Accounts payable	18,598	27,143
Due to related party	2,067	1,414
Accrued and other	8,874	7,578
Short-term deferred revenue	15,542	14,261
Total current liabilities	51,654	56,219
Long-term debt	23,015	21,131
Long-term deferred revenue	14,744	13,312
Other non-current liabilities	3,223	3,653
Total liabilities	$92,636	$94,315
Commitments and contingencies (Note 12)
Stockholders’ equity (deficit):
Common stock and capital in excess of $0.01 par value (Note 15)	8,424	7,898
Treasury stock at cost	(3,813)	(964)
Accumulated deficit	(6,732)	(8,188)
Accumulated other comprehensive loss	(1,001)	(431)
Total Dell Technologies Inc. stockholders’ equity (deficit)	(3,122)	(1,685)
Non-controlling interests	97	105
Total stockholders’ equity (deficit)	(3,025)	(1,580)
Total liabilities and stockholders’ equity	$89,611	$92,735

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	Fiscal Year Ended
	February 3, 2023	January 28, 2022	January 29, 2021
Net revenue:
Products	$79,250	$79,830	$67,744
Services	23,051	21,367	18,926
Total net revenue	102,301	101,197	86,670
Cost of net revenue (a):
Products	66,029	67,224	56,431
Services	13,586	12,082	10,099
Total cost of net revenue	79,615	79,306	66,530
Gross margin	22,686	21,891	20,140
Operating expenses:
Selling, general, and administrative	14,136	14,655	14,000
Research and development	2,779	2,577	2,455
Total operating expenses	16,915	17,232	16,455
Operating income	5,771	4,659	3,685
Interest and other, net	(2,546)	1,264	(1,339)
Income before income taxes	3,225	5,923	2,346
Income tax expense	803	981	101
Net income from continuing operations	2,422	4,942	2,245
Income from discontinued operations, net of income taxes (Note 3)	—	765	1,260
Net income	2,422	5,707	3,505
Less: Net loss attributable to non-controlling interests	(20)	(6)	(4)
Less: Net income attributable to non-controlling interests of discontinued operations	—	150	259
Net income attributable to Dell Technologies Inc.	$2,442	$5,563	$3,250

Earnings per share attributable to Dell Technologies Inc. — basic:
Continuing operations	$3.33	$6.49	$3.02
Discontinued operations	$—	$0.81	$1.35

Earnings per share attributable to Dell Technologies Inc. — diluted:
Continuing operations	$3.24	$6.26	$2.93
Discontinued operations	$—	$0.76	$1.29

(a) Includes related party cost of net revenue as follows (Note 21):
Products	$1,634	$1,577	$1,493
Services	$3,065	$2,487	$1,848

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Fiscal Year Ended
	February 3, 2023	January 28, 2022	January 29, 2021
Net income	$2,422	$5,707	$3,505

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(222)	(385)	528
Cash flow hedges:
Change in unrealized gains (losses)	354	374	(200)
Reclassification adjustment for net (gains) losses included in net income	(705)	(158)	100
Net change in cash flow hedges	(351)	216	(100)
Pension and other postretirement plans:
Recognition of actuarial net gains (losses) from pension and other postretirement plans	1	37	(38)
Reclassification adjustments for net losses from pension and other postretirement plans	1	7	5
Net change in actuarial net gains (losses) from pension and other postretirement plans	2	44	(33)

Total other comprehensive income (loss), net of tax expense (benefit) of $(17), $30 and $(18), respectively	(571)	(125)	395
Comprehensive income, net of tax	1,851	5,582	3,900
Less: Net income (loss) attributable to non-controlling interests	(20)	144	255
Less: Other comprehensive loss attributable to non-controlling interests	(1)	—	—
Comprehensive income attributable to Dell Technologies Inc.	$1,872	$5,438	$3,645

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; continued on next page)

	Fiscal Year Ended
	February 3, 2023	January 28, 2022	January 29, 2021
Cash flows from operating activities:
Net income	$2,422	$5,707	$3,505
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,156	4,551	5,390
Stock-based compensation expense	931	1,622	1,609
Deferred income taxes	(717)	(365)	(399)
Other, net (a)	961	(3,130)	(88)
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	113	(2,193)	(396)
Financing receivables	(461)	(241)	(728)
Inventories	875	(2,514)	(243)
Other assets and liabilities	973	(1,948)	(1,656)
Due from/to related party, net	649	479	—
Accounts payable	(8,546)	5,742	1,598
Deferred revenue	3,209	2,597	2,815
Change in cash from operating activities	3,565	10,307	11,407
Cash flows from investing activities:
Purchases of equity and other investments	(94)	(256)	(162)
Purchases of held-to-maturity investments	(14)	(158)	(176)
Maturities and sales of equity and other investments	116	513	169
Capital expenditures and capitalized software development costs	(3,003)	(2,796)	(2,082)
Acquisition of businesses and assets, net	(70)	(16)	(424)
Divestitures of businesses, net	—	3,957	2,187
Other	41	62	28
Change in cash from investing activities	(3,024)	1,306	(460)
Cash flows from financing activities:
Dividends paid by VMware, Inc. to non-controlling interests	—	(2,240)	—
Proceeds from the issuance of common stock	5	334	452
Repurchases of parent common stock (b)	(3,272)	(663)	(241)
Repurchases of subsidiary common stock	(9)	(1,175)	(1,363)
Net transfer of cash, cash equivalents, and restricted cash to VMware, Inc.	—	(5,052)	—
Payments of dividends to stockholders	(964)	—	—
Proceeds from debt	12,479	20,425	16,391
Repayments of debt	(9,825)	(26,723)	(20,919)
Debt-related costs and other, net	(39)	(1,515)	(270)
Change in cash from financing activities	(1,625)	(16,609)	(5,950)
____________________
(a)    During the fiscal year ended January 28, 2022, other, net, includes $4.0 billion pre-tax gain on the sale of Boomi.
(b)    Common stock repurchases are inclusive of employee tax withholding on stock-based compensation.
The accompanying notes are an integral part of these Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued; in millions)

	Fiscal Year Ended
	February 3, 2023	January 28, 2022	January 29, 2021
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(104)	(106)	36
Change in cash, cash equivalents, and restricted cash	(1,188)	(5,102)	5,033
Cash, cash equivalents, and restricted cash at beginning of the period, including cash attributable to discontinued operations	10,082	15,184	10,151
Cash, cash equivalents, and restricted cash at end of the period, including cash attributable to discontinued operations	8,894	10,082	15,184
Less: Cash, cash equivalents, and restricted cash attributable to discontinued operations	—	—	4,770
Cash, cash equivalents, and restricted cash from continuing operations	$8,894	$10,082	$10,414
Income tax paid	$1,208	$1,257	$1,421
Interest paid	$1,169	$1,825	$2,279

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in millions; continued on next page)

	Common Stock and Capital in Excess of Par Value		Treasury Stock

	Issued Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Dell Technologies Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Stockholders’ Equity (Deficit)
Balances as of January 31, 2020	745	$16,091	2	$(65)	$(16,891)	$(709)	$(1,574)	$4,729	$3,155
Adjustment for adoption of accounting standards	—	—	—	—	(110)	—	(110)	—	(110)
Net income	—	—	—	—	3,250	—	3,250	255	3,505
Foreign currency translation adjustments	—	—	—	—	—	528	528	—	528
Cash flow hedges, net change	—	—	—	—	—	(100)	(100)	—	(100)
Pension and other post-retirement	—	—	—	—	—	(33)	(33)	—	(33)
Issuance of common stock, net of shares repurchased for employee tax withholding	16	178	—	—	—	—	178	—	178
Stock-based compensation expense	—	462	—	—	—	—	462	1,147	1,609
Treasury stock repurchases	—	—	6	(240)	—	—	(240)	—	(240)
Revaluation of redeemable shares	—	157	—	—	—	—	157	—	157
Impact from equity transactions of non-controlling interests	—	(39)	—	—	—	—	(39)	(1,057)	(1,096)
Balances as of January 29, 2021	761	$16,849	8	$(305)	$(13,751)	$(314)	$2,479	$5,074	$7,553

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in millions; continued on next page)

	Common Stock and Capital in Excess of Par Value		Treasury Stock

	Issued Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Dell Technologies Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Stockholders’ Equity (Deficit)
Balances as of January 29, 2021	761	$16,849	8	$(305)	$(13,751)	$(314)	$2,479	$5,074	$7,553
Net income	—	—	—	—	5,563	—	5,563	144	5,707
Foreign currency translation adjustments	—	—	—	—	—	(385)	(385)	—	(385)
Cash flow hedges, net change	—	—	—	—	—	216	216	—	216
Pension and other post-retirement	—	—	—	—	—	44	44	—	44
Issuance of common stock, net of shares repurchased for employee tax withholding	16	22	—	—	—	—	22	—	22
Stock-based compensation expense	—	777	—	—	—	—	777	845	1,622
Treasury stock repurchases	—	—	12	(659)	—	—	(659)	—	(659)
Revaluation of redeemable shares	—	472	—	—	—	—	472	—	472
Impact from equity transactions of non-controlling interests	—	(60)	—	—	—	—	(60)	(823)	(883)
Dividends paid by VMware, Inc. to non-controlling interests	—	—	—	—	—	—	—	(2,240)	(2,240)
Spin-off of VMware, Inc.	—	(10,162)	—	—	—	8	(10,154)	(2,895)	(13,049)
Balances as of January 28, 2022	777	$7,898	20	$(964)	$(8,188)	$(431)	$(1,685)	$105	$(1,580)

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(continued; in millions)

	Common Stock and Capital in Excess of Par Value		Treasury Stock

	Issued Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Dell Technologies Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Stockholders’ Equity (Deficit)
Balances as of January 28, 2022	777	$7,898	20	$(964)	$(8,188)	$(431)	$(1,685)	$105	$(1,580)
Net income (loss)	—	—	—	—	2,442	—	2,442	(20)	2,422
Dividends and dividend equivalents declared ($1.32 per common share)	—	—	—	—	(986)	—	(986)	—	(986)
Foreign currency translation adjustments	—	—	—	—	—	(221)	(221)	(1)	(222)
Cash flow hedges, net change	—	—	—	—	—	(351)	(351)	—	(351)
Pension and other post-retirement	—	—	—	—	—	2	2	—	2
Issuance of common stock, net of shares repurchased for employee tax withholding	21	(383)	—	—	—	—	(383)	—	(383)
Stock-based compensation expense	—	895	—	—	—	—	895	36	931
Treasury stock repurchases	—	—	62	(2,849)	—	—	(2,849)	—	(2,849)
Impact from equity transactions of non-controlling interests	—	14	—	—	—	—	14	(23)	(9)
Balances as of February 3, 2023	798	$8,424	82	$(3,813)	$(6,732)	$(1,001)	$(3,122)	$97	$(3,025)

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

The Company’s fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. The fiscal year ended February 3, 2023 was a 53-week period. The fiscal years ended January 28, 2022 and January 29, 2021 were 52-week periods.

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

Pursuant to the Commercial Framework Agreement (the “CFA”) between Dell Technologies and VMware, Dell Technologies continues to act as a distributor of VMware’s standalone products and services and purchase such products and services for resale to customers. Dell Technologies also continues to integrate VMware’s products and services with Dell Technologies’ offerings and sell them to customers. The results of such operations are presented as continuing operations within the Company’s Consolidated Statements of Income for all periods presented.

In accordance with applicable accounting guidance, the results of VMware, excluding Dell Technologies' resale of VMware offerings, are presented as discontinued operations in the Consolidated Statements of Income and, as such, have been excluded from both continuing operations and segment results for all periods presented prior to the completion of the VMware Spin-off. The Consolidated Statements of Cash Flows are presented on a consolidated basis for both continuing operations and discontinued operations. See Note 3 of the Notes to the Consolidated Financial Statements for additional information on the VMware Spin-off.

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

RSA Security Divestiture — On September 1, 2020, Dell Technologies completed the sale of RSA Security LLC (“RSA Security”) for total cash consideration of approximately $2.1 billion, resulting in a pre-tax gain on sale of $338 million. The Company ultimately recorded a $21 million loss, net of $359 million in tax expense due to the relatively low tax basis for the assets sold, particularly goodwill. Prior to the divestiture, RSA Security’s operating results were included within other businesses and the divestiture did not qualify for presentation as a discontinued operation.

Secureworks — As of February 3, 2023 and January 28, 2022, the Company held approximately 82.6% and 83.9%, respectively, of the outstanding equity interest in Secureworks, excluding restricted stock awards (“RSAs”), and approximately 82.6% and 83.1%, respectively, of the equity interest, including RSAs. The portion of the results of operations of Secureworks allocable to its other owners is shown as net income (loss) attributable to the non-controlling interests in the Consolidated Statements of Income, as an adjustment to net income attributable to Dell Technologies stockholders. The non-controlling interests’ share of equity in Secureworks is reflected as a component of the non-controlling interests in the Consolidated Statements of Financial Position and was $97 million and $105 million as of February 3, 2023 and January 28, 2022, respectively.

Other Events — During the fiscal year ended February 3, 2023, Dell Technologies recognized $171 million in costs associated with exiting the Company’s business in Russia, primarily related to asset impairments and other exit related costs.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 2 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business — Dell Technologies is a leading global end-to-end technology provider that designs, develops, manufactures, markets, sells, and supports a wide range of comprehensive and integrated solutions, products, and services. Dell Technologies offerings include servers and networking, storage, cloud solutions, desktops, notebooks, services, software, and third-party software and peripherals.

Principles of Consolidation — These Consolidated Financial Statements include the accounts of Dell Technologies and its wholly-owned subsidiaries, as well as the accounts of Secureworks, which, as indicated above, is majority-owned by Dell Technologies, and VMware through the date of the VMware Spin-off. All intercompany transactions have been eliminated.

The Company also consolidates Variable Interest Entities ("VIEs") where it has been determined that the Company is the primary beneficiary of the applicable entities’ operations. For each VIE, the primary beneficiary is the party that has both the power to direct the activities that most significantly impact the VIE's economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to such VIE. In evaluating whether the Company is the primary beneficiary of each entity, the Company evaluates its power to direct the most significant activities of the VIE by considering the purpose and design of each entity and the risks each entity was designed to create and pass through to its respective variable interest holders. The Company also evaluates its economic interests in each of the VIEs. See Note 6 of the Notes to the Consolidated Financial Statements for more information regarding consolidated VIEs.

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

Investments — The Company has strategic investments in equity securities as well as investments in fixed-income debt securities. All equity and other securities and long-term fixed income debt securities are recorded as long-term investments in the Consolidated Statements of Financial Position. Short-term fixed income debt securities are recorded as other current assets in the Consolidated Statements of Financial Position.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Accounting for Operating Leases as a Lessee — In its ordinary course of business, the Company enters into leases as a lessee for office buildings, warehouses, employee vehicles, and equipment. The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases are generally classified as operating leases. Finance leases are immaterial. Operating leases result in the recognition of right of use (“ROU”) assets and lease liabilities on the Consolidated Statements of Financial Position. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease, measured on a discounted basis. At lease commencement, the lease liability is measured at the present value of the lease payments over the lease term. The operating lease ROU asset equals the lease liability adjusted for any initial direct costs, prepaid or deferred rent, and lease incentives. The Company uses the implicit rate when readily determinable. As most of the leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date to determine the present value of lease payments.

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

The Company’s office building agreements contain costs such as common area maintenance and other executory costs that may be either fixed or variable in nature. Variable lease costs are expensed as incurred. The Company combines lease and non-lease components, including fixed common area and other maintenance costs, in calculating the ROU assets and lease liabilities for its office buildings and employee vehicles. Under certain service agreements with third-party logistics providers, the Company directs the use of the inventory within the warehouses and, therefore, controls the assets. The warehouses and some of the equipment used are considered embedded leases. The Company accounts for the lease and non-lease components separately. The lease components consist of the warehouses and some of the equipment, such as conveyor belts. The non-lease components consist of services and other shared equipment, such as material handling and transportation. The Company allocates the consideration to the lease and non-lease components using their relative standalone values. See Note 7 of the Notes to the Consolidated Financial Statements for additional information.

Accounting for Leases as a Lessor — The Company’s wholly-owned subsidiary Dell Financial Services and its affiliates (“DFS”) act as a lessor to provide equipment financing to customers through a variety of lease arrangements (“DFS leases”). The Company’s leases are classified as sales-type leases, direct financing leases, or operating leases. Direct financing leases are immaterial.

The Company also offers alternative payment structures and as-a-Service offerings that are assessed to determine whether an embedded lease arrangement exists. The Company accounts for those contracts as a lease arrangement if it is determined that the contract contains an identified asset and that control of that asset has transferred to the customer.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
All other leases that do not meet the definition of a sales-type lease or direct financing lease are classified as operating leases. The underlying asset in an operating lease arrangement is carried at depreciated cost as “Equipment under operating leases” within Property, plant, and equipment, net on the Consolidated Statements of Financial Position. Depreciation is calculated using the straight-line method over the term of the underlying lease contract and is recognized as cost of net revenue. The depreciable basis is the original cost of the equipment less the estimated residual value of the equipment at the end of the lease term. The residual value is based upon estimates of the value of the equipment at the end of the lease term using historical studies, industry data, and future value-at-risk demand valuation methods. The Company recognizes operating lease income to product revenue generally on a straight-line basis over the lease term and expenses deferred initial direct costs on the same basis. The Company recognizes variable lease income to product revenue generally as earned. Impairment of equipment under operating leases is assessed on the same basis as other long-lived assets.

Accounting for Fixed-Term Loans — On commencement of fixed-term loans, the Company may recognize profit up-front or over time depending on the product or service offering, and amounts due from the customer under the loan agreement are recognized as financing receivables on the Consolidated Statements of Financial Position. The Company generally recognizes interest income to product revenue based on the effective interest method and expenses deferred initial direct costs on a straight-line basis over the loan term.

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

Allowance for Financing Receivables Losses — The Company recognizes an allowance for financing receivable losses, including both the lease receivable and unguaranteed residual, in an amount equal to the expected losses net of recoveries. The allowance for financing receivable losses on the lease receivable is determined based on various factors, including lifetime expected losses determined using macroeconomic forecast assumptions and management judgments applicable to and through the expected life of the portfolios as well as past due receivables, receivable type, and customer risk profile. Both fixed and revolving financing receivable loss rates are affected by macroeconomic conditions, including the level of gross domestic product (“GDP”) growth, the level of commercial capital equipment investment, unemployment rates, and the credit quality of the borrower.

Generally, expected credit losses as a result of residual value risk on equipment under lease are not considered to be significant primarily because of the existence of a secondary market with respect to the equipment. The Company’s lease agreements also generally define applicable return conditions and remedies for non-compliance to ensure that the leased equipment will be in good operating condition upon return. Model changes and updates, as well as market strength and product acceptance, are monitored and adjustments are made to residual values in accordance with the significance of any such changes.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

Inventories — The Company generally records inventory on the Consolidated Statements of Financial Position when legal title and risk of loss has passed to the Company for items that are held for sale in the ordinary course of business, that are in process of production for sale, or that will be consumed in the production of goods or services that will be held for sale. Inventories are stated at the lower of cost or net realizable value, with cost being determined on a first-in, first-out basis. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in the newly established cost basis.

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

As of February 3, 2023 and January 28, 2022, capitalized software development costs were $673 million and $672 million, respectively, and are included in other non-current assets, net in the accompanying Consolidated Statements of Financial Position. Amortization expense for the fiscal years ended February 3, 2023, January 28, 2022, and January 29, 2021 was $317 million, $263 million, and $315 million, respectively.

The Company capitalizes certain internal and external costs to acquire or create internal use software which are incurred subsequent to the completion of the preliminary project stage. Development costs are generally amortized on a straight-line basis over five years. Costs associated with maintenance and minor enhancements to the features and functionality of the Company’s internal use software are expensed as incurred.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

Hedging Instruments — The Company uses derivative financial instruments, primarily forward contracts, options, and swaps, to hedge certain foreign currency and interest rate exposures. The relationships between hedging instruments and hedged items, as well as the risk management objectives and strategies for undertaking hedge transactions, are formally documented. The Company does not use derivatives for speculative purposes. All derivative instruments are recognized as either assets or liabilities in the Consolidated Statements of Financial Position and are measured at fair value. The Company’s hedge portfolio includes non-designated derivatives and derivatives designated as cash flow hedges and, from time to time, fair value hedges.

For derivative instruments designated as a cash flow hedge, the Company assesses hedge effectiveness at the onset of the hedge, then performs qualitative assessments at regular intervals throughout the life of the derivative. The gain or loss on the hedge is recorded in AOCI, as a separate component of stockholders’ equity (deficit), and reclassified into earnings in the period during which the hedged transaction is recognized in earnings. For derivatives that are designated as a fair value hedge, the Company evaluates the effectiveness of the qualifying fair value hedge using the shortcut method of accounting under which hedges are assumed to be perfectly effective. The change in fair value of the hedge exactly offsets the fair value of the hedged item and there is no net impact recognized in earnings from the fair value of the derivative. For derivatives that are not designated as hedges or do not qualify for hedge accounting treatment, the Company recognizes the change in the instrument’s fair value in earnings as a component of interest and other, net.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Other

Revenue from leasing arrangements is not subject to the revenue standard for contracts with customers and remains separately accounted for under lease accounting guidance. The Company records operating lease rental revenue as product revenue on a straight-line basis over the lease term. The Company records revenue under sales-type leases as product revenue in an amount equal to the present value of minimum lease payments at the inception of the lease. Sales-type leases also produce financing income, which is included in product net revenue in the Consolidated Statements of Income and is recognized at effective rates of return over the lease term. The Company also offers qualified customers fixed-term loans and revolving credit lines for the purchase of products and services offered by the Company. Financing income attributable to these loans is recognized in product net revenue on an accrual basis.

Principal versus Agent — For transactions that involve a third party, the Company evaluates whether it is acting as the principal or the agent in the transaction. This determination requires significant judgement and impacts the amount and timing of revenue recognized. If the Company determines that it controls a good or service before it is transferred to the customer, the Company is acting as the principal and recognizes revenue at the gross amount of consideration it is entitled to from the customer. Indicators that the Company controls a good or service before transferring to a customer include, but are not limited to, the Company being the primary obligor to the customer, establishing its own pricing, and having inventory and credit risks. Conversely, if the Company determines that it does not control the good or service before it is transferred to the customer, the Company is acting as an agent in the transaction. As an agent, the Company is arranging for the good or service to be provided by another party and recognizes revenue at the net amount of consideration retained.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

Contract Liabilities — Contract liabilities primarily consist of deferred revenue. Deferred revenue is recorded when the Company has invoiced or payments have been received for undelivered products or services, or in situations where revenue recognition criteria have not been met. Deferred revenue primarily includes amounts received in advance for extended warranty services and software maintenance. Revenue is recognized on these items when the revenue recognition criteria are met, generally resulting in ratable recognition over the contract term. The Company also has deferred revenue related to undelivered hardware and professional services, consisting of installations and consulting engagements, which are recognized when the Company’s performance obligations under the contract are completed. See Note 11 of the Notes to the Consolidated Financial Statements for additional information about deferred revenue.

Deferred Costs — Deferred costs primarily consist of costs incurred to fulfill revenue-generating contracts mainly associated with VMware Resale discussed in Note 21 of the Notes to the Consolidated Financial Statements and third-party software support and maintenance. The Company defers these charges in line with the deferred revenue associated with the contract to obtain the appropriate expense recognition timing. These costs are typically amortized on a straight-line basis over the life of the contract or the average contract duration.

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

The Company periodically reviews these deferred costs to determine whether events or changes in circumstances have occurred that could impact the carrying value or period of benefit of the deferred sales commissions. There were no material impairment losses for deferred costs to obtain a contract during the fiscal years ended February 3, 2023, January 28, 2022, and January 29, 2021.

Deferred costs to obtain a contract as of February 3, 2023 and January 28, 2022 were $726 million and $734 million, respectively. Deferred costs to obtain a contract are classified as current assets and other non-current assets on the Consolidated Statements of Financial Position, based on when the expense is expected to be recognized. Amortization of costs to obtain a contract during the fiscal years ended February 3, 2023, January 28, 2022, and January 29, 2021 was $390 million, $380 million, and $385 million, respectively.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
preestablished amounts with service providers. Warranty claims are relatively predictable based on historical experience of failure rates. If actual results differ from the estimates, the Company revises its estimated warranty liability. Each quarter, the Company reevaluates its estimates to assess the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Vendor Rebates — The Company may receive consideration from vendors in the normal course of business. Certain of these funds are rebates of purchase price paid and others are related to reimbursement of costs incurred by the Company to sell the vendor’s products. The Company recognizes a reduction of cost of goods sold if the funds are determined to be a reduction of the price of the vendor’s products. If the consideration is a reimbursement of costs incurred by the Company to sell or develop the vendor’s products, then the consideration is classified as a reduction of such costs, most often operating expenses, in the Consolidated Statements of Income. In order to be recognized as a reduction of operating expenses, the reimbursement must be for a specific, incremental, and identifiable cost incurred by the Company in selling the vendor’s products or services.

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

Selling, General, and Administrative — Selling expenses include items such as sales salaries and commissions, marketing and advertising costs, and contractor services. Advertising costs are expensed as incurred in selling, general, and administrative expenses in the Consolidated Statements of Income. For the fiscal years ended February 3, 2023, January 28, 2022, and January 29, 2021, advertising expenses were $1.1 billion, $1.3 billion, and $1.0 billion, respectively. General and administrative expenses include items for the Company’s administrative functions, such as finance, legal, human resources, and information technology support. These functions include costs for items such as salaries and benefits and other personnel-related costs, maintenance and supplies, outside services, intangible asset amortization, and depreciation expense.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Stock-Based Compensation — The Company measures stock-based compensation expense for all share-based awards granted based on the estimated fair value of those awards at grant date. To estimate the fair value of performance-based awards containing a market condition, the Company uses the Monte Carlo valuation model. The fair value of other share-based awards is generally based on the closing price of the Class C Common Stock as reported on the New York Stock Exchange (“NYSE”) on the date of grant.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 3 — DISCONTINUED OPERATIONS

VMware Spin-Off — As disclosed in Note 1 of the Notes to the Consolidated Financial Statements, on November 1, 2021, the Company completed its spin-off of VMware by means of a special stock dividend of 30,678,605 shares of Class A common stock and 307,221,836 shares of Class B common stock of VMware to Dell Technologies stockholders of record as of October 29, 2021.

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

In accordance with applicable accounting guidance, the results of VMware, excluding Dell Technologies’ resale of VMware offerings, are presented as discontinued operations in the Consolidated Statements of Income and, as such, have been excluded from both continuing operations and segment results for the fiscal years ended January 28, 2022 and January 29, 2021. The Consolidated Statements of Cash Flows are presented on a consolidated basis for both continuing operations and discontinued operations.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

The transition services agreement between the Company and VMware governed the various administrative services which the Company provided to VMware on an interim transitional basis. Transition services were fulfilled and concluded during the fiscal year ended February 3, 2023.

The following table presents key components of “Income from discontinued operations, net of income taxes” for the fiscal years ended January 28, 2022 and January 29, 2021:

	Fiscal Year Ended
	January 28, 2022	January 29, 2021

	(in millions)
Net revenue	$5,798	$7,554
Cost of net revenue	(1,632)	(1,723)
Operating expenses	6,384	7,818
Interest and other, net	232	135
Income from discontinued operations before income taxes	814	1,324
Income tax expense	49	64
Income from discontinued operations, net of income taxes	$765	$1,260
____________________
The table above reflects the offsetting effects of historical intercompany transactions which are presented on a gross basis within continuing operations on the Consolidated Statements of Income.

The following table presents significant cash flow items from discontinued operations for the fiscal years ended January 28, 2022 and January 29, 2021 included within the Consolidated Statements of Cash Flows:

	Fiscal Year Ended
	January 28, 2022	January 29, 2021
	(in millions)
Depreciation and amortization	$1,004	$1,523
Capital expenditures	$263	$329
Stock-based compensation expense	$814	$1,122

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 4 — FAIR VALUE MEASUREMENTS

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

	February 3, 2023				January 28, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

	(in millions)
Assets:
Money market funds	$4,301	$—	$—	$4,301	$3,737	$—	$—	$3,737
Marketable equity and other securities	33	—	—	33	86	—	—	86
Derivative instruments	—	295	—	295	—	253	—	253
Total assets	$4,334	$295	$—	$4,629	$3,823	$253	$—	$4,076
Liabilities:
Derivative instruments	$—	$460	$—	$460	$—	$138	$—	$138
Total liabilities	$—	$460	$—	$460	$—	$138	$—	$138

The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value:

Money Market Funds — The Company’s investment in money market funds that are classified as cash equivalents hold underlying investments with a weighted average maturity of 90 days or less and are recognized at fair value. The valuations of these securities are based on quoted prices in active markets for identical assets, when available, or pricing models whereby all significant inputs are observable or can be derived from or corroborated by observable market data. The Company reviews security pricing and assesses liquidity on a quarterly basis. As of February 3, 2023, the Company’s portfolio had no material exposure to money market funds with a fluctuating net asset value.

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

Deferred Compensation Plans —The Company offers deferred compensation plans for eligible employees, which allow participants to defer a portion of their compensation. Assets were the same as liabilities associated with the plans at approximately $179 million and $192 million as of February 3, 2023 and January 28, 2022, respectively, and are included in other assets and other liabilities on the Consolidated Statements of Financial Position. The net impact to the Consolidated Statements of Income is not material since changes in the fair value of the assets substantially offset changes in the fair value of the liabilities. As such, assets and liabilities associated with these plans have not been included in the recurring fair value table above.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

As of February 3, 2023 and January 28, 2022, the Company held strategic investments in non-marketable equity and other securities of $1.3 billion and $1.4 billion, respectively. As these investments represent early-stage companies without readily determinable fair values, they are not included in the recurring fair value table above. See Note 5 of the Notes to the Consolidated Financial Statements for additional information about our strategic investments.

Carrying Value and Estimated Fair Value of Outstanding Debt — The following table presents the carrying value and estimated fair value of the Company’s outstanding debt as described in Note 8 of the Notes to the Consolidated Financial Statements, including the current portion, as of the dates indicated:

	February 3, 2023		January 28, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value

	(in billions)
Senior Notes	$18.1	$18.2	$16.1	$18.5
Legacy Notes and Debentures	$0.9	$1.0	$0.8	$1.1
DFS Debt	$10.3	$9.9	$9.6	$9.6

The fair values of the outstanding debt shown in the table above were determined based on observable market prices in a less active market or based on valuation methodologies using observable inputs and were categorized as Level 2 in the fair value hierarchy.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 5 — INVESTMENTS

The Company has strategic investments in equity and other securities as well as investments in fixed income debt securities. All equity and other securities as well as long-term fixed income debt securities are recorded as long-term investments in the Consolidated Statements of Financial Position. Short-term fixed income debt securities are recorded as other current assets in the Consolidated Statements of Financial Position.

As of February 3, 2023 and January 28, 2022, total investments were $1.6 billion and $1.8 billion, respectively.

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

Carrying Value of Equity and Other Securities

The following table presents the cost, cumulative unrealized gains, cumulative unrealized losses, and carrying value of the Company's strategic investments in marketable and non-marketable equity securities as of the dates indicated:

	February 3, 2023				January 28, 2022
	Cost	Unrealized Gain	Unrealized Loss	Carrying Value	Cost	Unrealized Gain	Unrealized Loss	Carrying Value

	(in millions)
Marketable	$56	$17	$(40)	$33	$126	$79	$(119)	$86
Non-marketable	714	651	(100)	1,265	593	900	(52)	1,441
Total equity and other securities	$770	$668	$(140)	$1,298	$719	$979	$(171)	$1,527

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Gains and Losses on Equity and Other Securities

The following table presents unrealized gains and losses on marketable and non-marketable equity and other securities for the periods indicated:

	Fiscal Year Ended
	February 3, 2023	January 28, 2022	January 29, 2021

	(in millions)
Marketable securities:
Unrealized gain	$57	$45	$288
Unrealized loss	(47)	(151)	(45)
Net unrealized gain (loss)	10	(106)	243
Non-marketable securities:
Unrealized gain	90	604	190
Unrealized loss	(349)	(43)	(59)
Net unrealized gain (loss) (a) (b)	(259)	561	131
Net unrealized gain (loss) on equity and other securities	$(249)	$455	$374
____________________
(a)    For the fiscal year ended February 3, 2023, net unrealized losses on non-marketable securities were primarily attributable to the recognition of impairments on equity and other securities, which were generally in line with extended public equity market declines. In evaluating these investments for impairment, the Company used inputs including pre- and post-money valuations of recent financing events and the impact of those events on its fully diluted ownership percentages, as well as other available information regarding the issuer’s historical and forecasted performance.
(b) For the fiscal years ended January 28, 2022 and January 29, 2021, net unrealized gains on non-marketable securities were due to upward adjustments for observable price changes offset by losses primarily attributable to downward adjustments for observable price changes and impairments.

Fixed Income Debt Securities

The Company has fixed income debt securities carried at amortized cost which are held as collateral for borrowings. The Company intends to hold the investments to maturity. As of the balance sheet dates presented, the Company holds $98 million in fixed income debt securities which will mature within one year and $220 million in fixed income debt securities which will mature within two to five years.

The following table summarizes the Company’s debt securities as of the dates indicated:

	February 3, 2023				January 28, 2022
	Cost	Unrealized Gains	Unrealized Loss	Carrying Value	Cost	Unrealized Gains	Unrealized Loss	Carrying Value

	(in millions)
Fixed income debt securities	$348	$65	$(95)	$318	$333	$26	$(47)	$312

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 6 — FINANCIAL SERVICES

The Company offers or arranges various financing options and alternative payment structures for its customers globally. Alternative payment structures consist of various flexible consumption models, including utility, subscription, and as-a-Service models.

Financing options are offered primarily through Dell Financial Services and its affiliates (“DFS”). The Company also arranges financing for some of its customers in various countries where DFS does not currently operate as a captive enterprise. The key activities of DFS include originating, collecting, and servicing customer financing arrangements primarily related to the purchase or use of Dell Technologies products and services. In some cases, DFS also offers financing for the purchase of third-party technology products that complement the Dell Technologies portfolio of products and services. New financing originations were $9.7 billion, $8.5 billion, and $8.9 billion for the fiscal years ended February 3, 2023, January 28, 2022, and January 29, 2021, respectively.

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

Flexible consumption models, as defined above, enable the Company to offer its customers the option to pay over time to provide them with financial flexibility to meet their changing technological requirements. Such models may result in identification of embedded lease arrangements that lead to the recognition of operating or sales-type leases.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Financing Receivables

The following table presents the components of the Company’s financing receivables segregated by portfolio segment as of the dates indicated:

	February 3, 2023			January 28, 2022
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total

	(in millions)
Financing receivables, net:
Customer receivables, gross (a)	$685	$10,293	$10,978	$750	$9,833	$10,583
Allowances for losses	(88)	(113)	(201)	(102)	(87)	(189)
Customer receivables, net	597	10,180	10,777	648	9,746	10,394
Residual interest	—	142	142	—	217	217
Financing receivables, net	$597	$10,322	$10,919	$648	$9,963	$10,611
Short-term	$597	$4,684	$5,281	$648	$4,441	$5,089
Long-term	$—	$5,638	$5,638	$—	$5,522	$5,522
____________________
(a)    Customer receivables, gross include amounts due from customers under revolving loans, fixed-term loans, fixed-term sales-type or direct financing leases, and accrued interest.

The following table presents the changes in allowance for financing receivable losses for the periods indicated:

	Revolving	Fixed-term	Total
	(in millions)
Allowance for financing receivable losses:
Balances as of January 31, 2020	$70	$79	$149
Adjustment for adoption of accounting standard (Note 2)	40	71	111
Charge-offs, net of recoveries	(62)	(29)	(91)
Provision charged to income statement	100	52	152
Balances as of January 29, 2021	148	173	321
Charge-offs, net of recoveries	(43)	(29)	(72)
Provision charged to income statement	(3)	(57)	(60)
Balances as of January 28, 2022	102	87	189
Charge-offs, net of recoveries	(52)	(8)	(60)
Provision charged to income statement	38	34	72
Balances as of February 2, 2023	$88	$113	$201

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Aging

The following table presents the aging of the Company’s customer financing receivables, gross, including accrued interest, segregated by class, as of the dates indicated:

	February 3, 2023				January 28, 2022
	Current	Past Due 1 — 90 Days	Past Due >90 Days	Total	Current	Past Due 1 — 90 Days	Past Due >90 Days	Total

	(in millions)
Revolving — DPA	$457	$34	$17	$508	$520	$40	$11	$571
Revolving — DBC	154	19	4	177	158	18	3	179
Fixed-term — Consumer and Commercial	9,309	927	57	10,293	9,444	345	44	9,833
Total customer receivables, gross	$9,920	$980	$78	$10,978	$10,122	$403	$58	$10,583

Aging is likely to fluctuate as a result of the variability in volume of large transactions entered into over the period, and the administrative processes that accompany those transactions. Aging is also impacted by the timing of the Company’s fiscal period end date relative to calendar month-end customer payment due dates.  As a result of these factors, fluctuations in aging from period to period do not necessarily indicate a material change in the collectibility of the portfolio. The increase in past-due amounts as of February 3, 2023 is primarily attributable to the timing of the Company’s fiscal period end date relative to calendar month-end customer payment due dates.

Fixed-term consumer and commercial customer receivables are placed on non-accrual status if principal or interest is past due and considered delinquent, or if there is concern about the collectibility of a specific customer receivable. The receivables identified as doubtful for collectibility may be classified as current for aging purposes. Aged revolving portfolio customer receivables identified as delinquent are charged off.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Credit Quality

The following tables present customer receivables, gross, including accrued interest, by credit quality indicator, segregated by class, as of the dates indicated:

	February 3, 2023
	Fixed-term — Consumer and Commercial
	Fiscal Year of Origination
	2023	2022	2021	2020	2019	Years Prior	Revolving — DPA	Revolving — DBC	Total

	(in millions)
Higher	$3,210	$1,805	$914	$343	$37	$1	$123	$44	$6,477
Mid	1,242	631	362	119	17	1	136	54	2,562
Lower	1,017	364	157	65	7	1	249	79	1,939
Total	$5,469	$2,800	$1,433	$527	$61	$3	$508	$177	$10,978

	January 28, 2022
	Fixed-term — Consumer and Commercial
	Fiscal Year of Origination
	2022	2021	2020	2019	2018	Years Prior	Revolving — DPA	Revolving — DBC	Total

	(in millions)
Higher	$3,279	$1,824	$914	$221	$25	$3	$150	$46	$6,462
Mid	1,071	751	329	94	17	—	166	57	2,485
Lower	599	450	208	42	6	—	255	76	1,636
Total	$4,949	$3,025	$1,451	$357	$48	$3	$571	$179	$10,583

The categories shown in the tables above segregate customer receivables based on the relative degrees of credit risk. The credit quality indicators for DPA revolving accounts are measured primarily as of each quarter-end date, while all other indicators are generally updated on a periodic basis.

For DPA revolving receivables shown in the table above, the Company makes credit decisions based on proprietary scorecards, which include the customer’s credit history, payment history, credit usage, and other credit agency-related elements. The higher quality category includes prime accounts generally comparable to U.S. customer FICO scores of 720 or above. The mid category represents the mid-tier accounts that are comparable to U.S. customer FICO scores from 660 to 719. The lower category is generally sub-prime and represents accounts that are comparable to U.S. customer FICO scores below 660. For the DBC revolving receivables and fixed-term commercial receivables shown in the table above, an internal grading system is utilized that assigns a credit level score based on a number of considerations, including liquidity, operating performance, and industry outlook. The grading criteria and classifications for the fixed-term products differ from those for the revolving products as loss experience varies between these product and customer groups. The credit quality categories cannot be compared between the different classes as loss experience varies substantially between the classes.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Leases

Interest income on sales-type lease receivables was $161 million, $246 million, and $270 million for the fiscal years ended February 3, 2023, January 28, 2022, and January 29, 2021, respectively.

The following table presents the net revenue, cost of net revenue, and gross margin recognized at the commencement date of sales-type leases for the periods indicated:

	Fiscal Year Ended
	February 3, 2023	January 28, 2022	January 29, 2021

	(in millions)
Net revenue — products	$851	$756	$824
Cost of net revenue — products	727	583	578
Gross margin — products	$124	$173	$246

The following table presents the future maturity of the Company’s fixed-term customer leases and associated financing payments, and reconciles the undiscounted cash flows to the customer receivables, gross recognized on the Consolidated Statements of Financial Position as of the date indicated:

February 3, 2023
(in millions)
Fiscal 2024	$2,514
Fiscal 2025	1,690
Fiscal 2026	1,144
Fiscal 2027	482
Fiscal 2028 and beyond	112
Total undiscounted cash flows	5,942
Fixed-term loans	5,109
Revolving loans	685
Less: Unearned income	(758)
Total customer receivables, gross	$10,978

Operating Leases

The Company’s operating leases primarily consist of DFS captive fixed-term leases and contractually committed embedded leases identified within flexible consumption arrangements.

The following table presents the components of the Company’s operating lease portfolio included in property, plant, and equipment, net as of the dates indicated:

	February 3, 2023	January 28, 2022

	(in millions)
Equipment under operating lease, gross	$3,725	$2,643
Less: Accumulated depreciation	(1,517)	(935)
Equipment under operating lease, net	$2,208	$1,708

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents operating lease income related to lease payments and depreciation expense for the Company’s operating lease portfolio for the periods indicated:

	Fiscal Year Ended
	February 3, 2023	January 28, 2022	January 29, 2021

	(in millions)
Income related to lease payments	$1,091	$717	$452
Depreciation expense	$803	$536	$334

The following table presents the future payments to be received by the Company as lessor in operating lease contracts as of the date indicated:

February 3, 2023
(in millions)
Fiscal 2024	$1,088
Fiscal 2025	721
Fiscal 2026	375
Fiscal 2027	90
Fiscal 2028 and beyond	32
Total	$2,306

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
The following table presents DFS debt as of the dates indicated and excludes the allocated portion of the Company’s other borrowings, which represents the additional amount considered to fund the DFS business:

	February 3, 2023	January 28, 2022

DFS debt	(in millions)
DFS U.S. debt:
Asset-based financing and securitization facilities	$3,987	$3,054
Fixed-term securitization offerings	2,679	3,011
Other	76	135
Total DFS U.S. debt	6,742	6,200
DFS international debt:
Securitization facility	790	739
Other borrowings	871	785
Note payable	250	250
Dell Bank senior unsecured eurobonds	1,637	1,672
Total DFS international debt	3,548	3,446
Total DFS debt	$10,290	$9,646
Total short-term DFS debt	$5,400	$5,803
Total long-term DFS debt	$4,890	$3,843

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
DFS U.S. Debt

Asset-Based Financing and Securitization Facilities — The Company maintains separate asset-based financing facilities and a securitization facility in the United States, which are revolving facilities for fixed-term leases and loans and for revolving loans, respectively. This debt is collateralized solely by the U.S. loan and lease payments and associated equipment in the facilities. The debt has a variable interest rate, and the duration of the debt is based on the terms of the underlying loan and lease payment streams. As of February 3, 2023, the total debt capacity related to the U.S. asset-based financing and securitization facilities was $5.6 billion. The Company enters into interest swap agreements to effectively convert a portion of this debt from a floating rate to a fixed rate. See Note 9 of the Notes to the Consolidated Financial Statements for additional information about interest rate swaps.

The Company’s U.S. securitization facility for revolving loans is effective through June 25, 2025. The Company’s two U.S. asset-based financing facilities for fixed-term leases and loans are effective through July 10, 2023 and June 21, 2024, respectively. The Company intends to extend the facility currently effective through July 10, 2023.

The asset-based financing and securitization facilities contain standard structural features related to the performance of the funded receivables, which include defined credit losses, delinquencies, average credit scores, and minimum collection requirements. In the event one or more of these criteria are not met and the Company is unable to restructure the facility, no further funding of receivables will be permitted and the timing of the Company’s expected cash flows from over-collateralization will be delayed. As of February 3, 2023, these criteria were met.

Fixed-Term Securitization Offerings — The Company periodically issues asset-backed debt securities under fixed-term securitization programs to private investors. The asset-backed debt securities are collateralized solely by the U.S. fixed-term leases and loans in the offerings, which are held by Special Purpose Entities (“SPEs”), as discussed below. The interest rate on these securities is fixed and ranges from 0.33% to 5.72% per annum, and the duration of these securities is based on the terms of the underlying lease and loan payment streams.

DFS International Debt

Securitization Facility — The Company maintains a securitization facility in Europe for fixed-term leases and loans. The debt under this facility has a variable interest rate, and the duration of the debt is based on the terms of the underlying loan and lease payment streams. This facility is effective through December 23, 2024 and had a total debt capacity of $873 million as of February 3, 2023.

The securitization facility contains standard structural features related to the performance of the securitized receivables, which include defined credit losses, delinquencies, average credit scores, and minimum collection requirements. In the event one or more of these criteria are not met and the Company is unable to restructure the program, no further funding of receivables will be permitted and the timing of the Company’s expected cash flows from over-collateralization will be delayed. As of February 3, 2023, these criteria were met.

Other Borrowings — In connection with the Company’s international financing operations, the Company has entered into revolving structured financing debt programs related to its fixed-term lease and loan products sold in Canada, Europe, Australia, and New Zealand. The debt under these programs has a variable interest rate, and the duration of the debt is based on the terms of the underlying loan and lease payment streams. The Canadian facility, which is collateralized solely by Canadian loan and lease payments and associated equipment, had a total debt capacity of $338 million as of February 3, 2023 and is effective through January 16, 2025. The European facility, which is collateralized solely by European loan and lease payments and associated equipment, had a total debt capacity of $655 million as of February 3, 2023 and is effective through June 14, 2025. The Australia and New Zealand facility, which is collateralized solely by Australia and New Zealand loan and lease payments and associated equipment, had a total debt capacity of $318 million as of February 3, 2023 and is effective through April 20, 2023.

Note Payable — On May 25, 2022, the Company entered into an unsecured credit agreement to fund receivables in Mexico. As of February 3, 2023, the aggregate principal amount of the note payable was $250 million. The note bears interest at an annual rate of 4.24% and will mature on May 31, 2024.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

Variable Interest Entities

In connection with the asset-based financing facilities, securitization facilities, and fixed-term securitization offerings discussed above, the Company transfers certain U.S. and European lease and loan payments and associated equipment to SPEs that meet the definition of a VIE and are consolidated, along with the associated debt described above, into the Consolidated Financial Statements, as the Company is the primary beneficiary of the VIEs. The SPEs are bankruptcy-remote legal entities with separate assets and liabilities. The purpose of the SPEs is to facilitate the funding of customer loan and lease payments and associated equipment in the capital markets.

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

The following table presents the assets and liabilities held by the consolidated VIEs as of the dates indicated, which are included in the Consolidated Statements of Financial Position:

	February 3, 2023	January 28, 2022

	(in millions)
Assets held by consolidated VIEs
Other current assets	$274	$535
Financing receivables, net of allowance
Short-term	$3,702	$3,368
Long-term	$3,295	$3,141
Property, plant, and equipment, net	$1,164	$945
Liabilities held by consolidated VIEs
Debt, net of unamortized debt issuance costs
Short-term	$4,761	$4,560
Long-term	$2,685	$2,235

Lease and loan payments and associated equipment transferred via securitization through SPEs were $6.2 billion and $5.3 billion for the fiscal years ended February 3, 2023 and January 28, 2022, respectively.

Customer Receivable Sales

To manage certain concentrations of customer credit exposure, the Company may sell selected fixed-term customer receivables to unrelated third parties on a periodic basis, without recourse. The amount of customer receivables sold for this purpose was $680 million, $201 million, and $648 million for the fiscal years ended February 3, 2023, January 28, 2022, and January 29, 2021, respectively. The Company’s continuing involvement in these customer receivables is primarily limited to servicing arrangements.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 7 — LEASES

The Company enters into leasing transactions in which the Company is the lessee. These lease contracts are typically classified as operating leases. The Company’s lease contracts are generally for office buildings used to conduct its business, and the determination of whether such contracts contain leases generally does not require significant estimates or judgments. The Company also leases certain global logistics warehouses, employee vehicles, and equipment. As of February 3, 2023, the remaining terms of the Company’s leases range from one month to approximately ten years. As of February 3, 2023 and January 28, 2022, there were no material finance leases for which the Company was a lessee.

The Company also enters into leasing transactions in which the Company is the lessor, primarily through customer financing arrangements offered through DFS. DFS originates leases that are primarily classified as either sales-type leases or operating leases. See Note 6 of the Notes to the Consolidated Financial Statements for more information on the Company’s lessor arrangements.

The following table presents components of lease costs included in the Consolidated Statements of Income for the periods indicated:

	Fiscal Year Ended
	February 3, 2023	January 28, 2022

	(in millions)
Operating lease costs	$283	$335
Variable costs	113	96
Total lease costs	$396	$431

During the fiscal years ended February 3, 2023 and January 28, 2022, sublease income, finance lease costs, and short-term lease costs were immaterial.

The following table presents supplemental information related to operating leases included in the Consolidated Statements of Financial Position as of the dates indicated:

	Classification	February 3, 2023	January 28, 2022

		(in millions, except for term and discount rate)
Operating lease right-of-use assets	Other non-current assets	$725	$871

Current operating lease liabilities	Accrued and other current liabilities	$260	$287
Non-current operating lease liabilities	Other non-current liabilities	630	720
Total operating lease liabilities		$890	$1,007

Weighted-average remaining lease term (in years)		4.95	5.51
Weighted-average discount rate		3.48%	3.01%

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents supplemental cash flow information related to leases for the periods indicated:

	Fiscal Year Ended
	February 3, 2023	January 28, 2022

	(in millions)
Cash paid for amounts included in the measurement of lease liabilities — operating cash outflows from operating leases (a)	$306	$459

Right-of-use assets obtained in exchange for new operating lease liabilities	$226	$144
____________________
(a) Cash paid for amounts included in the measurement of lease liabilities - operating cash outflows from operating leases from discontinued operations was $135 million for the fiscal year ended January 28, 2022.

The following table presents the future maturity of the Company’s operating lease liabilities under non-cancelable leases and reconciles the undiscounted cash flows for these leases to the lease liability recognized on the Consolidated Statements of Financial Position as of the date indicated:

February 3, 2023
(in millions)
Fiscal 2024	$260
Fiscal 2025	200
Fiscal 2026	162
Fiscal 2027	121
Fiscal 2028	85
Thereafter	138
Total lease payments	966
Less: Imputed interest	(76)
Total	$890
Current operating lease liabilities	$260
Non-current operating lease liabilities	$630

As of February 3, 2023, the Company’s undiscounted operating leases that had not yet commenced were immaterial.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 8 — DEBT

The following table summarizes the Company’s outstanding debt as of the dates indicated:

	February 3, 2023	January 28, 2022

	(in millions)
Senior Notes:
5.45% due June 2023	$1,000	$1,000
4.00% due July 2024	1,000	1,000
5.85% due July 2025	1,000	1,000
6.02% due June 2026	4,500	4,500
4.90% due October 2026	1,750	1,750
6.10% due July 2027	500	500
5.25% due February 2028	1,000	—
5.30% due October 2029	1,750	1,750
6.20% due July 2030	750	750
5.75% due February 2033	1,000	—
8.10% due July 2036	1,000	1,000
3.38% due December 2041	1,000	1,000
8.35% due July 2046	800	800
3.45% due December 2051	1,250	1,250
Legacy Notes and Debentures:
7.10% due April 2028	300	300
6.50% due April 2038	388	388
5.40% due September 2040	264	264
DFS Debt (Note 6)	10,290	9,646
Other	325	337
Total debt, principal amount	$29,867	$27,235
Unamortized discount, net of unamortized premium	(133)	(134)
Debt issuance costs	(146)	(147)
Total debt, carrying value	$29,588	$26,954
Total short-term debt, carrying value	$6,573	$5,823
Total long-term debt, carrying value	$23,015	$21,131

Fiscal 2023 Senior Note Issuance

On January 24, 2023, the Company completed a public offering of senior notes in the aggregate principal amount of $2.0 billion. In the public offering, the Company issued $1.0 billion aggregate principal amount of 5.25% senior notes due 2028 and $1.0 billion aggregate principal amount of 5.75% senior notes due 2033. Interest on these borrowings is payable semiannually. The Company intends to utilize the proceeds of the issued senior notes to repay the 5.45% senior notes due June 2023 and to utilize the remaining proceeds for general corporate purposes, including repayment of other debt.

Commercial Paper Program

On July 18, 2022, the Company established a commercial paper program under which the Company may issue unsecured notes in a maximum aggregate face amount of $5.0 billion outstanding at any time, with maturities up to 397 days from the date of issuance. The notes will be sold on customary terms in the U.S. commercial paper market on a private placement basis. The proceeds of the notes will be used for general corporate purposes. As of February 3, 2023, the Company had no outstanding borrowings under the commercial paper program. Commercial paper issuances and repayments with maturities of 90 days or less are presented on a net basis within cash flows from financing activities on the Consolidated Statements of Cash Flows.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Outstanding Debt

Senior Notes — The Company completed private offerings of multiple series of senior notes which were issued on June 1, 2016, June 22, 2016, March 20, 2019, April 9, 2020, and December 13, 2021 in aggregate principal amounts of $20.0 billion, $3.3 billion, $4.5 billion, $2.3 billion, and $2.3 billion, respectively (together with the registered senior notes subsequently issued in exchange and the senior notes issued on January 24, 2023, the “Senior Notes”). Interest on these borrowings is payable semiannually.

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

DFS Debt — See Note 6 and Note 9 of the Notes to the Consolidated Financial Statements, respectively, for discussion of DFS debt and the interest rate swap agreements that hedge a portion of that debt.

2021 Revolving Credit Facility — As of February 3, 2023, the Company’s revolving credit facility, which was entered into on November 1, 2021 (the “2021 Revolving Credit Facility”), matures on November 1, 2027. This facility provides the Company with revolving commitments in an aggregate principal amount of $6.0 billion as of February 3, 2023 for general corporate purposes, including liquidity support for the Company’s commercial paper program, and includes a letter of credit sub-facility of up to $0.5 billion and a swing-line loan sub-facility of up to $0.5 billion. The 2021 Revolving Credit Facility also allows the Company to obtain incremental additional commitments on one or more occasions in minimum amounts of $10 million.

Borrowings under the 2021 Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin plus, at the borrowers’ option, either (a) the specified adjusted term Secured Overnight Financing Rate (“SOFR”) or (b) a base rate. The margin applicable to SOFR and base rate borrowings varies based upon the Company’s existing date ratings. The base rate is calculated based upon the greatest of the specified prime rate, the specified federal reserve bank rate, or SOFR plus 1%. The borrowers may voluntarily repay outstanding loans under the 2021 Revolving Credit Facility at any time without premium or penalty, other than customary breakage costs.

As of February 3, 2023, available borrowings under the 2021 Revolving Credit Facility totaled $6.0 billion.

The Company may purchase, redeem, prepay, refinance, or otherwise retire any amount of outstanding indebtedness under the terms of such indebtedness at any time and from time to time, in open market or negotiated transactions with the holders of such indebtedness or otherwise, as considered appropriate in light of market conditions and other relevant factors.

Covenants — The credit agreement governing the 2021 Revolving Credit Facility and the indentures governing the Senior Notes and the Legacy Notes and Debentures impose various limitations, subject to exceptions, on creating certain liens and entering into sale and lease-back transactions. The foregoing credit agreement and indentures contain customary events of default, including failure to make required payments, failure to comply with covenants, and the occurrence of certain events of bankruptcy and insolvency. The 2021 Revolving Credit Facility is also subject to an interest coverage ratio covenant that is tested at the end of each fiscal quarter with respect to the Company’s preceding four fiscal quarters. The Company was in compliance with this financial covenant as of February 3, 2023.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Aggregate Future Maturities

The following table presents the aggregate future maturities of the Company’s debt as of February 3, 2023 for the periods indicated:

	Maturities by Fiscal Year
	2024	2025	2026	2027	2028	Thereafter	Total

	(in millions)
Senior Notes	$1,000	$1,000	$1,000	$6,250	$500	$8,550	$18,300
Legacy Notes and Debentures	—	—	—	—	—	952	952
DFS Debt	5,400	3,442	305	595	548	—	10,290
Other	177	116	24	5	3	—	325
Total maturities, principal amount	6,577	4,558	1,329	6,850	1,051	9,502	29,867
Associated carrying value adjustments	(4)	(8)	(2)	(54)	(5)	(206)	(279)
Total maturities, carrying value amount	$6,573	$4,550	$1,327	$6,796	$1,046	$9,296	$29,588

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 9 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

As part of its risk management strategy, the Company uses derivative instruments, primarily foreign currency forward and option contracts and interest rate swaps, to hedge certain foreign currency and interest rate exposures, respectively.

The Company’s objective is to offset gains and losses resulting from these exposures with gains and losses on the derivative contracts used to hedge the exposures, thereby reducing volatility of earnings and protecting the fair values of assets and liabilities. The earnings effects of the derivative instruments are presented in the same income statement line items as the earnings effects of the hedged items. For derivatives designated as cash flow hedges, the Company assesses hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the instruments. For derivatives designated as fair value hedges, the Company assesses hedge effectiveness on qualifying instruments using the shortcut method whereby the hedges are considered perfectly effective at the onset of the hedge and over the life of the hedging relationship.

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

During the fiscal years ended February 3, 2023, January 28, 2022, and January 29, 2021, the Company did not discontinue any cash flow hedges related to foreign exchange contracts that had a material impact on the Company’s results of operations due to the probability that the forecasted cash flows would not occur.

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

Interest rate swaps are utilized to manage the interest rate risk, at a portfolio level, associated with DFS operations in Europe. The interest rate swaps economically convert the fixed rate on financing receivables to a three-month Euribor floating rate in order to match the floating rate nature of the banks’ funding pool. The Company also uses interest rate swaps to manage the cash flows related to interest payments on Eurobonds. The interest rate swaps economically convert the fixed rate on its bonds to a floating rate to match the underlying lease repayments profile. None of these contracts are designated for hedge accounting and most expire within five years or less.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Periodically, the Company also uses interest rate swaps to modify the market risk exposures in connection with long-term debt. During the fiscal year ended February 3, 2023, the Company entered into interest rate swaps designated as fair value hedges intended to hedge a portion of its interest rate exposure by converting the fixed interest rate of a certain tranche of debt to a floating interest rate based on the benchmark SOFR Overnight Index Swap rate. As of February 3, 2023, the carrying amount of the hedged debt was $1 billion. The gains and losses related to changes in the fair value of the interest rate swaps perfectly offset changes in the fair value of the hedged portion of the underlying debt that are attributable to the changes in the underlying benchmark interest rate. During the fiscal year ended February 3, 2023, the cumulative amount of fair value hedge accounting adjustments was immaterial. These contracts expire within four years.

Derivative Instruments

The following table presents the notional amounts of outstanding derivative instruments as of the dates indicated:

	February 3, 2023	January 28, 2022

	(in millions)
Foreign exchange contracts:
Designated as cash flow hedging instruments	$7,746	$7,879
Non-designated as hedging instruments	6,833	8,713
Total	$14,579	$16,592
Interest rate contracts:
Designated as fair value hedging instruments	$1,000	$—
Non-designated as hedging instruments	7,214	6,715
Total	$8,214	$6,715

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents the effect of derivative instruments designated as cash flow hedging instruments on the Consolidated Statements of Financial Position and the Consolidated Statements of Income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in Accumulated OCI, Net of Tax, on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income
	(in millions)		(in millions)
For the fiscal year ended February 3, 2023:
		Total net revenue	$736
Foreign exchange contracts	$354	Total cost of net revenue	(31)
Total	$354	Total	$705

For the fiscal year ended January 28, 2022:
		Total net revenue	$158
		Total cost of net revenue	(3)
Foreign exchange contracts	$374	Income from discontinued operations	3
Total	$374	Total	$158

For the fiscal year ended January 29, 2021
		Total net revenue	$(98)
		Total cost of net revenue	5
Foreign exchange contracts	$(200)	Income from discontinued operations	(7)
Total	$(200)	Total	$(100)

The following table presents the effect of derivative instruments not designated as hedging instruments on the Consolidated Statements of Income as of the dates indicated:

	Fiscal Year Ended
	February 3, 2023	January 28, 2022	January 29, 2021	Location of Gain (Loss) Recognized

	(in millions)
Foreign exchange contracts	$(174)	$(469)	$169	Interest and other, net
Interest rate contracts	50	10	(45)	Interest and other, net
Foreign exchange contracts	—	26	(62)	Income from discontinued operations
Total	$(124)	$(433)	$62

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Company presents its derivative instruments on a net basis in the Consolidated Statements of Financial Position due to the right of offset by its counterparties under master netting arrangements. The following tables present the fair value of those derivative instruments presented on a gross basis as of the dates indicated:

	February 3, 2023
	Other Current Assets	Other Non- Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value

	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange contracts in an asset position	$7	$—	$30	$—	$37
Foreign exchange contracts in a liability position	(21)	—	(142)	—	(163)
Interest rate contracts in an asset position	—	—	—	—	—
Interest rate contracts in a liability position	—	—	—	(6)	(6)
Net asset (liability)	(14)	—	(112)	(6)	(132)
Derivatives not designated as hedging instruments:
Foreign exchange contracts in an asset position	282	1	368	—	651
Foreign exchange contracts in a liability position	(121)	—	(614)	(1)	(736)
Interest rate contracts in an asset position	14	133	—	—	147
Interest rate contracts in a liability position	—	—	—	(95)	(95)
Net asset (liability)	175	134	(246)	(96)	(33)
Total derivatives at fair value	$161	$134	$(358)	$(102)	$(165)

	January 28, 2022
	Other Current Assets	Other Non- Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value

	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange contracts in an asset position	$135	$—	$50	$—	$185
Foreign exchange contracts in a liability position	(5)	—	(8)	—	(13)
Net asset	130	—	42	—	172
Derivatives not designated as hedging instruments:
Foreign exchange contracts in an asset position	280	2	106	—	388
Foreign exchange contracts in a liability position	(189)	—	(244)	(5)	(438)
Interest rate contracts in an asset position	—	30	—	—	30
Interest rate contracts in a liability position	—	—	—	(37)	(37)
Net asset (liability)	91	32	(138)	(42)	(57)
Total derivatives at fair value	$221	$32	$(96)	$(42)	$115

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following tables present the gross amounts of the Company’s derivative instruments, amounts offset due to master netting agreements with the Company’s counterparties, and the net amounts recognized in the Consolidated Statements of Financial Position as of the dates indicated:

	February 3, 2023
	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ (Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount of Assets/ (Liabilities) Recognized in the Statement of Financial Position
				Financial Instruments	Cash Collateral Received or Pledged

	(in millions)
Derivative instruments:
Financial assets	$835	$(540)	$295	$—	$—	$295
Financial liabilities	(1,000)	540	(460)	—	25	(435)
Total derivative instruments	$(165)	$—	$(165)	$—	$25	$(140)

	January 28, 2022
	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ (Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount of Assets/ (Liabilities) Recognized in the Statement of Financial Position
				Financial Instruments	Cash Collateral Received or Pledged

	(in millions)
Derivative instruments:
Financial assets	$603	$(350)	$253	$—	$—	$253
Financial liabilities	(488)	350	(138)	—	24	(114)
Total derivative instruments	$115	$—	$115	$—	$24	$139

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

The following table presents goodwill allocated to the Company’s reportable segments and changes in the carrying amount of goodwill as of the dates indicated:

	Infrastructure Solutions Group	Client Solutions Group	Other Businesses	Total

	(in millions)
Balances as of January 29, 2021	$15,325	$4,237	$466	$20,028
Impact of foreign currency translation	(219)	—	—	(219)
Goodwill divested	—	—	(39)	(39)
Balances as of January 28, 2022	$15,106	$4,237	$427	$19,770
Goodwill acquired	48	—	—	48
Impact of foreign currency translation and other	(137)	(5)	—	(142)
Balances as of February 3, 2023	$15,017	$4,232	$427	$19,676

Intangible Assets

The following table presents the Company’s intangible assets as of the dates indicated:

	February 3, 2023			January 28, 2022
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

	(in millions)
Customer relationships	$16,956	$(14,474)	$2,482	$16,956	$(13,938)	$3,018
Developed technology	9,466	(8,660)	806	9,635	(8,405)	1,230
Trade names	875	(780)	95	885	(757)	128
Definite-lived intangible assets	27,297	(23,914)	3,383	27,476	(23,100)	4,376
Indefinite-lived trade names	3,085	—	3,085	3,085	—	3,085
Total intangible assets	$30,382	$(23,914)	$6,468	$30,561	$(23,100)	$7,461

Amortization expense related to definite-lived intangible assets was $1.0 billion, $1.6 billion, and $2.1 billion for the fiscal years ended February 3, 2023, January 28, 2022, and January 29, 2021, respectively. There were no material impairment charges related to intangible assets during the fiscal years ended February 3, 2023, January 28, 2022, and January 29, 2021.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents the estimated future annual pre-tax amortization expense of definite-lived intangible assets as of the date indicated:

February 3, 2023
(in millions)
Fiscal 2024	$764
Fiscal 2025	599
Fiscal 2026	472
Fiscal 2027	364
Fiscal 2028	268
Thereafter	916
Total	$3,383

Goodwill and Indefinite-Lived Intangible Assets Impairment Testing

Goodwill and indefinite-lived intangible assets are tested for impairment annually during the third fiscal quarter and whenever events or circumstances may indicate that an impairment has occurred.

For the annual impairment review during the third quarter of Fiscal 2023, the Company elected to bypass the assessment of qualitative factors to determine whether it was more likely than not that the fair value of a reporting unit was less than its carrying amount, including goodwill. In electing to bypass the qualitative assessment, the Company proceeded directly to perform a quantitative goodwill impairment test to measure the fair value of each goodwill reporting unit relative to its carrying amount, and to determine the amount of goodwill impairment loss to be recognized, if any.

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

Based on the results of the annual impairment test performed during the fiscal year ended February 3, 2023, the fair values of each of the reporting units exceeded their carrying values. No goodwill impairment test was performed during the fiscal year ended February 3, 2023 other than the Company’s annual impairment review.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 11 — DEFERRED REVENUE

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

The following table presents the changes in the Company’s deferred revenue for the periods indicated:

	Fiscal Year Ended
	February 3, 2023	January 28, 2022

	(in millions)
Deferred revenue:
Deferred revenue at beginning of period	$27,573	$25,592
Revenue deferrals	23,166	20,968
Revenue recognized	(20,288)	(18,843)
Other (a)	(165)	(144)
Deferred revenue at end of period	$30,286	$27,573
Short-term deferred revenue	$15,542	$14,261
Long-term deferred revenue	$14,744	$13,312
____________________
(a)    For the fiscal year ended February 3, 2023, Other represents the reclassification of deferred revenue to accrued and other liabilities. For the fiscal year ended January 28, 2022, Other consists of divested deferred revenue from the sale of Boomi. See Note 1 of the Notes to the Consolidated Financial Statements for more information about the divestiture of Boomi.

Remaining Performance Obligations — Remaining performance obligations represent the aggregate amount of the transaction price allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include deferred revenue plus unbilled amounts not yet recorded in deferred revenue. The value of the transaction price allocated to remaining performance obligations as of February 3, 2023 was approximately $40 billion. The Company expects to recognize approximately 57% of remaining performance obligations as revenue in the next twelve months, and the remainder thereafter.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 12 — COMMITMENTS AND CONTINGENCIES

Purchase Obligations

The Company has contractual obligations to purchase goods or services, which specify significant terms (including fixed or minimum quantities to be purchased), fixed, minimum, or variable price provisions; and the approximate timing of the transaction. As of February 3, 2023, such purchase obligations were $3.5 billion for Fiscal 2024; $0.4 billion for Fiscal 2025; $0.2 billion for Fiscal 2026; $0.2 billion for Fiscal 2027; $0.1 billion for Fiscal 2028; and immaterial thereafter.

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

The following is a discussion of the Company’s significant legal matters and other proceedings:

Class Actions Related to the Class V Transaction — On December 28, 2018, the Company completed a transaction (the “Class V transaction”) in which it paid $14.0 billion in cash and issued 149,387,617 shares of its Class C Common Stock to holders of its Class V Common Stock in exchange for all outstanding shares of Class V Common Stock. As a result of the Class V transaction, the tracking stock feature of the Company’s capital structure associated with the Class V Common Stock was terminated. In November 2018, four purported stockholders brought putative class action complaints arising out of the Class V transaction. The actions were captioned Hallandale Beach Police and Fire Retirement Plan v. Michael Dell et al. (Civil Action No. 2018-0816-JTL), Howard Karp v. Michael Dell et al. (Civil Action No. 2019-0032-JTL), Miramar Police Officers’ Retirement Plan v. Michael Dell et al. (Civil Action No. 2019-0049-JTL), and Steamfitters Local 449 Pension Plan v. Michael Dell et al. (Civil Action No. 2019-0115-JTL). The four actions were consolidated in the Delaware Chancery Court into In Re Dell Class V Litigation (Consol. C.A. No. 2018-0816-JTL). The suit currently names as defendants Michael S. Dell and certain of the other directors serving on the Board of Directors at the time of the Class V transaction, certain stockholders of the Company, consisting of Michael S. Dell and Silver Lake Group LLC and certain of its affiliated funds, and Goldman Sachs & Co. LLC (“Goldman Sachs”), which served as financial advisor to the Company in connection with the Class V transaction. In an amended complaint filed in August 2019, the plaintiffs generally allege that the director and stockholder defendants breached their fiduciary duties under Delaware law to the former holders of Class V Common Stock in connection with the Class V transaction by offering a transaction value that was allegedly billions of dollars below the fair value. The plaintiffs contend that the offer understated the value of shares surrendered by the former stockholders, which the plaintiffs allege should have reflected higher alternative valuations, including a valuation related to the value of the shares of VMware, Inc. common stock, and that the difference in values was wrongfully appropriated by the stockholder defendants. On August 20, 2021, the plaintiffs added Goldman Sachs as a defendant and allege that it aided and abetted the alleged primary violations. The Company is not a defendant in this action but is subject to director indemnification provisions under its certificate of incorporation and bylaws, and is a party to agreements with the defendants that contain indemnification obligations of the Company, conditioned on the satisfaction of the requirements set forth in such agreements, relating to service as a director, ownership of the Company’s securities, and provision of services, as applicable. In the complaint, the plaintiffs seek, among other remedies, a judicial declaration that the director and stockholder defendants breached their fiduciary duties. The plaintiffs also seek in the complaint disgorgement of all profits, benefits, and other compensation obtained by the defendants as a result of such alleged conduct and an award of unspecified damages, fees, and costs. The defendants filed a motion to dismiss the action in September 2019. The court denied the motion in June 2020. The plaintiffs and the defendants agreed to settle this

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
action, subject to court approval, in November 2022. Under the terms of the settlement, the plaintiffs have agreed to dismissal of all claims upon payment of a total of $1.0 billion (the “settlement amount”), which amount will include all costs, expenses and fees of the plaintiff class relating to the action and its resolution. The settlement terms provide that it is a condition of the settlement that the settlement amount will be paid by the Company and/or the Company’s insurers on behalf of the defendants pursuant to indemnification obligations of the Company to the defendants. A special committee of the Company’s board of directors composed of directors who are not defendants, advised by independent counsel, has informed the board of directors that the committee has determined that the director defendants and the stockholder defendants are entitled to such indemnification. The Company is subject to indemnification obligations pursuant to the provisions of the Delaware General Corporation Law, the terms of the Company’s certificate of incorporation and bylaws, and agreements with the defendants. The settlement is conditioned on final approval of the settlement by the court. If the court does not grant final approval of the settlement and all of its material terms, or the settlement does not otherwise become final or effective, proceedings in the action will continue. The hearing for final approval of the settlement is scheduled for April 19, 2023. During the fiscal year ended February 3, 2023, the Company established a $1.0 billion liability on the Consolidated Statements of Financial Position and recognized $1.0 billion expense within interest and other, net within the Consolidated Statements of Income related to the settlement agreement. The Company expects to recover $106 million in insurance proceeds related to the settlement agreement, with cash proceeds to be received upon payment of the settlement. The Company accounted for the expected insurance proceeds as a loss recovery and recognized a benefit within interest and other, net within the Consolidated Statements of Income and corresponding receivable on the Consolidated Statements of Financial Position. Pending final approval of the settlement by the court, payment would be made in the Company’s second quarter of Fiscal 2024.

Other Litigation — Dell does not currently anticipate that any of the other various legal proceedings it is involved in will have a material adverse effect on its business, financial condition, results of operations, or cash flows.

In accordance with the relevant accounting guidance, the Company provides disclosures of matters where it is at least reasonably possible that the Company could experience a material loss exceeding the amounts already accrued for these or other proceedings or matters. In addition, the Company also discloses matters based on its consideration of other matters and qualitative factors, including the experience of other companies in the industry, and investor, customer, and employee relations considerations. As of February 3, 2023, the Company does not believe there is a reasonable possibility that a material loss exceeding the amounts already accrued for these or other proceedings or matters has been incurred. However, since the ultimate resolution of any such proceedings and matters is inherently unpredictable, the Company’s business, financial condition, results of operations, or cash flows could be materially affected in any particular period by unfavorable outcomes in one or more of these proceedings or matters. Whether the outcome of any claim, suit, assessment, investigation, or legal proceeding, individually or collectively, could have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows will depend on a number of factors, including the nature, timing, and amount of any associated expenses, amounts paid in settlement, damages, or other remedies or consequences.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

The Company markets and sells its products and services to large corporate clients, governments, and health care and education accounts, as well as to small and medium-sized businesses and individuals. No single customer accounted for more than 10% of the Company’s consolidated net revenue during the fiscal year ended February 3, 2023, January 28, 2022, and January 29, 2021.

The Company utilizes a limited number of contract manufacturers that assemble a portion of its products. The Company purchases components from suppliers and sells those components to such contract manufacturers. The Company reflects the sale of such components by recognizing non-trade receivables from the contract manufacturers and a reduction in inventory when title and risk of loss passes to the manufacturer. Cash flows related to such transactions are recorded within cash flows from operating activities. The Company does not reflect the sale of the components in revenue and does not recognize any profit on the component sales until the related products are sold.

The agreements with the majority of the contract manufacturers permit the Company to offset its payables against the receivables, thus mitigating the credit risk wholly or in part. Receivables from the Company’s four largest contract manufacturers represented the majority of the Company’s gross non-trade receivables of $3.3 billion and $5.7 billion as of February 3, 2023 and January 28, 2022, respectively. The Company offset its corresponding payables against $2.5 billion and $4.2 billion of such receivables as of February 3, 2023 and January 28, 2022, respectively. The portion of receivables not offset is included in other current assets in the Consolidated Statements of Financial Position.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 13 — INCOME AND OTHER TAXES

The following table presents components of the income tax expense (benefit) for continuing operations recognized for the periods indicated:

	Fiscal Year Ended
	February 3, 2023	January 28, 2022	January 29, 2021

	(in millions)
Current:
Federal	$605	$166	$(514)
State/local	176	76	(22)
Foreign	739	960	825
Current	1,520	1,202	289
Deferred:
Federal	(483)	(54)	(16)
State/local	(103)	—	(115)
Foreign	(131)	(167)	(57)
Deferred	(717)	(221)	(188)
Income tax expense	$803	$981	$101

The following table presents components of income (loss) before income taxes for continuing operations for the periods indicated:

	Fiscal Year Ended
	February 3, 2023	January 28, 2022	January 29, 2021

	(in millions)
Domestic	$(1,316)	$1,414	$(1,361)
Foreign	4,541	4,509	3,707
Income before income taxes	$3,225	$5,923	$2,346

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents a reconciliation of the Company’s effective tax rate to the statutory U.S. federal tax rate for continuing operations for the periods indicated:

	Fiscal Year Ended
	February 3, 2023	January 28, 2022	January 29, 2021
U.S. federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	2.0	1.7	(3.5)
Tax impact of foreign operations	(0.8)	(0.3)	8.9
Change in valuation allowance	0.4	0.4	—
U.S. tax audit settlement	—	—	(31.8)
Non-deductible transaction-related costs	0.8	1.2	1.0
Stock-based compensation expense	(2.4)	(2.4)	(3.2)
U.S. R&D tax credits	(2.6)	(1.3)	(2.5)
Legal entity restructuring	—	(4.1)	—
RSA Security divestiture	—	—	12.3
Class V transaction litigation settlement	5.8	—	—
Other	0.7	0.4	2.1
Total	24.9%	16.6%	4.3%

Changes to the Company’s effective tax rates for the fiscal years ended February 3, 2023, January 28, 2022, and January 29, 2021 were primarily driven by items discrete to those years. The Company’s effective tax rate for the fiscal year ended February 3, 2023 includes the impact of a $0.9 billion expense recognized in connection with an agreement to settle the Class V transaction litigation. The Company’s effective tax rate for the fiscal year ended January 28, 2022 includes tax expense of $1.0 billion on a pre-tax gain of $4.0 billion related to the divestiture of Boomi during the period, as well as tax benefits of $367 million on $1.6 billion of debt extinguishment fees and $244 million related to the restructuring of certain legal entities.

Other changes to the Company’s effective income tax rates for the fiscal years ended February 3, 2023 as compared to January 28, 2022 were attributable to the tax impact of foreign operations, which included the impacts of higher jurisdictional mix of income in lower tax jurisdictions and higher tax benefits from foreign-derived intangible income offset by the impact of the capitalization of research and development costs under the Tax Cuts and Jobs Act. Under the Tax Cuts and Jobs Act, which was enacted on December 22, 2017, research and development costs incurred for tax years beginning after December 31, 2021 must be capitalized and amortized ratably over five or 15 years for tax purposes, depending on where the research activities were conducted.

The differences between the Company’s effective income tax rates and the U.S. federal statutory rate of 21% principally result from the geographical distribution of income, differences between the book and tax treatment of certain items, and the tax items discussed above. In certain jurisdictions, the Company’s tax rate is significantly less than the applicable statutory rate as a result of tax holidays. The majority of the Company’s foreign income that is subject to these tax holidays is attributable to Singapore and China. A significant portion of these income tax benefits relates to a tax holiday that will be effective until January 31, 2029. The Company’s other tax holidays will expire in whole or in part during fiscal years 2030 through 2031. Many of these tax holidays and reduced tax rates may be extended when certain conditions are met or may be terminated early if certain conditions are not met or as a result of changes in tax legislation. As of February 3, 2023, the Company was not aware of any matters of noncompliance related to these tax holidays or enacted tax legislative changes affecting these tax holidays. For the fiscal years ended February 3, 2023, January 28, 2022, and January 29, 2021, the income tax benefits attributable to the tax status of the affected subsidiaries were estimated to be approximately $123 million ($0.16 per share), $466 million ($0.59 per share), and $359 million ($0.47 per share), respectively. These income tax benefits are included in tax impact of foreign operations in the table above.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Company believes that a significant portion of the Company’s undistributed earnings as of February 3, 2023 will not be subject to further U.S. federal taxation. As of February 3, 2023, the Company has undistributed earnings of certain foreign subsidiaries of approximately $36.5 billion that remain indefinitely reinvested, and as such has not recognized a deferred tax liability. Determination of the amount of unrecognized deferred income tax liability related to these undistributed earnings is not practicable.

The following table presents the components of the Company’s net deferred tax assets (liabilities) as of the dates indicated:

	February 3, 2023	January 28, 2022

	(in millions)
Deferred tax assets:
Deferred revenue and warranty provisions	$1,959	$1,555
Provisions for product returns and doubtful accounts	85	95
Credit carryforwards	938	1,094
Loss carryforwards	467	379
Operating and compensation related accruals	506	512
Capitalized research and development	263	—
Other	332	301
Deferred tax assets (a)	4,550	3,936
Valuation allowance	(1,535)	(1,423)
Deferred tax assets, net of valuation allowance	3,015	2,513
Deferred tax liabilities:
Leasing and financing	(363)	(382)
Property and equipment	(470)	(452)
Intangibles	(483)	(673)
Other	(339)	(363)
Deferred tax liabilities (a)	(1,655)	(1,870)
Net deferred tax assets	$1,360	$643
____________________
(a)    Deferred tax assets and deferred tax liabilities are included in other non-current assets and other non-current liabilities, respectively, in the Consolidated Statements of Financial Position.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following tables present the net operating loss carryforwards, tax credit carryforwards, and other deferred tax assets with related valuation allowances recognized as of the dates indicated:

	February 3, 2023
	Deferred Tax Assets	Valuation Allowance	Net Deferred Tax Assets	First Year Expiring

	(in millions)
Credit carryforwards	$938	$(935)	$3	Fiscal 2024
Loss carryforwards	467	(317)	150	Fiscal 2024
Other deferred tax assets	3,145	(283)	2,862	NA
Total	$4,550	$(1,535)	$3,015

	January 28, 2022
	Deferred Tax Assets	Valuation Allowance	Net Deferred Tax Assets	First Year Expiring

	(in millions)
Credit carryforwards	$1,094	$(917)	$177	Fiscal 2023
Loss carryforwards	379	(276)	103	Fiscal 2023
Other deferred tax assets	2,463	(230)	2,233	NA
Total	$3,936	$(1,423)	$2,513

The Company’s credit carryforwards as of February 3, 2023 and January 28, 2022 relate primarily to U.S. tax credits and include state and federal tax credits associated with research and development, as well as foreign tax credits associated with the U.S. Tax Cuts and Jobs Act. The more significant amounts of the Company’s credit carryforwards will begin expiring in fiscal year 2028. The Company assessed the realizability of these U.S. tax credits and has recorded a valuation allowance against the credits it does not expect to utilize. The Company’s loss carryforwards as of February 3, 2023 and January 28, 2022 include net operating loss carryforwards from federal, state, and foreign jurisdictions. The valuation allowances for other deferred tax assets as of February 3, 2023 and January 28, 2022 primarily relate to foreign jurisdictions, the changes in which are included in tax impact of foreign operations in the Company’s effective tax reconciliation. The Company has determined that it will be able to realize the remainder of its deferred tax assets, based on the future reversal of deferred tax liabilities.

The following table presents a reconciliation of the Company’s beginning and ending balances of unrecognized tax benefits for the periods indicated:

	Fiscal Year Ended
	February 3, 2023	January 28, 2022	January 29, 2021

	(in millions)
Beginning Balance	$1,595	$1,620	$2,235
Increases related to tax positions of the current year	132	113	102
Increases related to tax position of prior years	181	143	385
Reductions for tax positions of prior years	(46)	(153)	(673)
Lapse of statute of limitations	(41)	(78)	(27)
Audit settlements	(9)	(50)	(402)
Ending Balance	$1,812	$1,595	$1,620

The table does not include accrued interest and penalties of $394 million, $383 million, and $404 million as of February 3, 2023, January 28, 2022, and January 29, 2021, respectively. Additionally, the table does not include certain tax benefits associated with interest and state tax deductions and other indirect jurisdictional effects of uncertain tax positions, which were $910 million, $817 million, and $835 million as of February 3, 2023, January 28, 2022, and January 29, 2021, respectively.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
After taking these items into account, the Company’s net unrecognized tax benefits were $1.3 billion, $1.2 billion, and $1.2 billion as of February 3, 2023, January 28, 2022, and January 29, 2021, respectively, and are included in other non-current liabilities in the Consolidated Statements of Financial Position.

The unrecognized tax benefits in the table above include $1.1 billion, $0.9 billion, and $0.9 billion as of February 3, 2023, January 28, 2022, and January 29, 2021, respectively, that, if recognized, would have impacted income tax expense. Interest and penalties related to income tax liabilities are included in income tax expense. The Company recorded tax expense for interest and penalties of $16 million for the fiscal year ended February 3, 2023, and tax benefit of $14 million and $247 million for the fiscal years ended January 28, 2022 and January 29, 2021, respectively.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 14 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

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

The following table presents changes in accumulated other comprehensive income (loss), net of tax, by the following components as of the dates indicated:

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Pension and Other Postretirement Plans	Accumulated Other Comprehensive Income (Loss)

	(in millions)
Balances as of January 31, 2020	$(678)	$14	$(45)	$(709)
Other comprehensive income (loss) before reclassifications	528	(200)	(38)	290
Amounts reclassified from accumulated other comprehensive income (loss)	—	100	5	105
Total change for the period	528	(100)	(33)	395
Balances as of January 29, 2021	$(150)	$(86)	$(78)	$(314)
Other comprehensive income (loss) before reclassifications	(385)	374	37	26
Amounts reclassified from accumulated other comprehensive income (loss)	—	(158)	7	(151)
Spin-off of VMware	9	(1)	—	8
Total change for the period	(376)	215	44	(117)
Balances as of January 28, 2022	$(526)	$129	$(34)	$(431)
Other comprehensive income (loss) before reclassifications	(222)	354	1	133
Amounts reclassified from accumulated other comprehensive income (loss)	—	(705)	1	(704)
Total change for the period	(222)	(351)	2	(571)
Less: Change in comprehensive (loss) attributable to non-controlling interests	(1)	—	—	(1)
Balances as of February 3, 2023	$(747)	$(222)	$(32)	$(1,001)

Amounts related to the Company’s cash flow hedges are reclassified to net income during the same period in which the items being hedged are recognized in earnings. See Note 9 of the Notes to the Consolidated Financial Statements for more information on the Company’s derivative instruments.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents reclassifications out of accumulated other comprehensive income (loss), net of tax, to net income for the periods indicated:

	Fiscal Year Ended
	February 3, 2023			January 28, 2022
	Cash Flow Hedges	Pensions	Total	Cash Flow Hedges	Pensions	Total

	(in millions)
Total reclassifications, net of tax:
Net revenue	$736	$—	$736	$158	$—	$158
Cost of net revenue	(31)	—	(31)	(3)	—	(3)
Operating expenses	—	(1)	(1)	—	(7)	(7)
Income from discontinued operations	—	—	—	3	—	3
Total reclassifications, net of tax	$705	$(1)	$704	$158	$(7)	$151

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 15 — CAPITALIZATION

The following table presents the Company’s authorized, issued, and outstanding common stock as of the dates indicated:

	Authorized	Issued	Outstanding

	(in millions)
Common stock as of February 3, 2023
Class A	600	379	379
Class B	200	95	95
Class C	7,900	324	242
Class D	100	—	—
	8,800	798	716

Common stock as of January 28, 2022
Class A	600	379	379
Class B	200	95	95
Class C	7,900	303	283
Class D	100	—	—
Class V	343	—	—
	9,143	777	757

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

Preferred Stock

The Company is authorized to issue one million shares of preferred stock, par value $0.01 per share. As of February 3, 2023 and January 28, 2022, no shares of preferred stock were issued or outstanding.

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

During the fiscal year ended February 3, 2023, there were no conversions of shares of Class A Common Stock or Class B Common Stock into shares of Class C Common Stock.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
During the fiscal year ended January 28, 2022, the Company issued an aggregate of 5,985,573 shares of Class C Common Stock to stockholders upon their conversion of the same number of shares of Class A Common Stock into Class C Common Stock in accordance with the Company’s certificate of incorporation.

During the fiscal year ended January 29, 2021, the Company issued 6,334,990 shares of Class C Common Stock to stockholders upon their conversion of the same number of shares of Class B Common Stock into Class C Common Stock in accordance with the Company’s certificate of incorporation.

Dividends

On February 24, 2022, the Company announced that its Board of Directors adopted a dividend policy providing for payment by the Company of quarterly cash dividends on the outstanding Dell Technologies Common Stock at a rate of $0.33 per share per fiscal quarter beginning in the first quarter of Fiscal 2023. On March 2, 2023, the Company announced that the Board of Directors approved a 12% increase in the quarterly dividend rate to a rate of $0.37 per share per fiscal quarter beginning in the first quarter of Fiscal 2024.

The Company paid the following dividends during the fiscal year ended February 3, 2023:

Declaration Date	Record Date	Payment Date	Dividend per Share	Amount (in millions)
February 24, 2022	April 20, 2022	April 29, 2022	$0.33	$248
June 7, 2022	July 20, 2022	July 29, 2022	$0.33	$242
September 6, 2022	October 19, 2022	October 28, 2022	$0.33	$238
December 6, 2022	January 25, 2023	February 3, 2023	$0.33	$236

Repurchases of Common Stock

Effective as of September 23, 2021, the Company’s Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to $5 billion of shares of the Company’s Class C Common Stock with no fixed expiration date. During the fiscal year ended February 3, 2023, the Company repurchased approximately 62 million shares of Class C Common Stock for a total purchase price of approximately $2.8 billion. During the fiscal year ended January 28, 2022, the Company repurchased approximately 12 million shares of Class C Common Stock for a total purchase price of approximately $659 million.

The above repurchases of Class C Common Stock exclude shares withheld from stock awards to settle employee tax withholding obligations related to the vesting of such awards.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 16 — EARNINGS PER SHARE

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

The following table presents basic and diluted earnings per share for the periods indicated:

	Fiscal Year Ended
	February 3, 2023	January 28, 2022	January 29, 2021
Earnings per share attributable to Dell Technologies Inc. — basic
Continuing operations	$3.33	$6.49	$3.02
Discontinued operations	$—	$0.81	$1.35

Earnings per share attributable to Dell Technologies Inc. — diluted
Continuing operations	$3.24	$6.26	$2.93
Discontinued operations	$—	$0.76	$1.29

The following table presents the computation of basic and diluted earnings per share for the periods indicated:

	Fiscal Year Ended
	February 3, 2023	January 28, 2022	January 29, 2021

	(in millions)
Numerator: Continuing operations
Net income attributable to Dell Technologies Inc. from continuing operations - basic and diluted	$2,442	$4,948	$2,249

Numerator: Discontinued operations
Income from discontinued operations, net of income taxes - basic	$—	$615	$1,001
Incremental dilution from VMware, Inc. (a)	—	(7)	(13)
Income from discontinued operations, net of income taxes, attributable to Dell Technologies Inc. - diluted	$—	$608	$988

Denominator: Dell Technologies Common Stock weighted-average shares outstanding
Weighted-average shares outstanding — basic	734	762	744
Dilutive effect of options, restricted stock units, restricted stock, and other	19	29	23
Weighted-average shares outstanding — diluted	753	791	767
Weighted-average shares outstanding — antidilutive	9	—	—
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

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 17 — STOCK-BASED COMPENSATION

Stock-Based Compensation Expense

The following table presents stock-based compensation expense recognized in the Consolidated Statements of Income for the periods indicated:

	Fiscal Year Ended
	February 3, 2023	January 28, 2022	January 29, 2021

	(in millions)
Stock-based compensation expense:
Cost of net revenue	$152	$133	$75
Operating expenses	779	675	412
Stock-based compensation expense from continuing operations before taxes	931	808	487
Stock-based compensation expense from discontinued operations before taxes (a)	—	814	1,122
Total stock-based compensation expense before taxes	931	1,622	1,609
Income tax benefit	(163)	(296)	(313)
Total stock-based compensation expense, net of income taxes	$768	$1,326	$1,296
____________________
(a)    Stock-based compensation expense from discontinued operations before taxes represents VMware stock-based compensation expense and is included in income from discontinued operations, net of taxes, on the Consolidated Statements of Income for periods prior to the VMware Spin-off.

Dell Technologies Inc. Stock-Based Compensation Plan

Dell Technologies Inc. 2013 Stock Incentive Plan — Employees, consultants, non-employee directors, and other service providers of the Company or its affiliates are eligible to participate in the Dell Technologies Inc. 2013 Stock Incentive Plan, as amended and restated as of July 9, 2019 (the “2013 Plan”). The 2013 Plan authorizes the Company to grant stock options, restricted stock units (“RSUs”), stock appreciation rights (“SARs”), restricted stock awards, and dividend equivalents. Stock options have been granted with option exercise prices equal to the fair market value of the Company’s Class C Common Stock and expire ten years after the grant date.

The 2013 Plan authorizes the issuance of an aggregate of 165.5 million shares of the Class C Common Stock, including 55.0 million shares automatically added to the share pool pursuant to the equitable adjustment provisions relating to the VMware Spin-off. As of February 3, 2023, there were approximately 28 million shares of Class C Common Stock available for future grants under the 2013 Plan.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Stock Option Activity — The following table presents stock option activity settled in Dell Technologies Common Stock for the periods indicated:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (a)
	(in millions)	(per share)	(in years)	(in millions)
Options outstanding as of January 31, 2020	18	$14.82
Granted	—	—
Exercised	(12)	14.32
Forfeited	—	—
Canceled/expired	—	—
Options outstanding as of January 29, 2021	6	15.87
Granted	—	—
VMware Spin-off adjustment (b)	2	NA
Exercised	(5)	13.36
Forfeited	—	—
Canceled/expired	—	—
Options outstanding as of January 28, 2022	3	9.62
Granted	—	—
Exercised	(1)	6.99
Forfeited	—	—
Canceled/expired	—	—
Options outstanding as of February 3, 2023 (c)	2	$10.29	2.5	$69
Exercisable as of February 3, 2023	2	$10.43	2.0	$65
Vested and expected to vest (net of estimated forfeitures) as of February 3, 2023	2	$10.32	2.4	$69
____________________
(a)    The aggregate intrinsic values represent the total pre-tax intrinsic values based on the closing price of $42.24 of the Class C Common Stock on February 3, 2023 as reported on the NYSE that would have been received by the option holders had all in-the-money options been exercised as of that date.
(b)    In connection with the VMware Spin-off, and as authorized by the 2013 Plan, Dell Technologies made certain adjustments to the number of stock options and the exercise price of unexercised stock options using a conversion ratio of approximately 1.97 to 1 to preserve the intrinsic value of the awards prior to the VMware Spin-off.
(c)    The ending weighted-average exercise price was calculated based on underlying options outstanding as of February 3, 2023.

The total fair value of options vested was not material for the fiscal years ended February 3, 2023, January 28, 2022, and January 29, 2021. The pre-tax intrinsic value of the options exercised was $35 million, $340 million, and $591 million for the fiscal years ended February 3, 2023, January 28, 2022, and January 29, 2021, respectively. Cash proceeds from the exercise of stock options was $5 million, $62 million, and $179 million for the fiscal years ended February 3, 2023, January 28, 2022, and January 29, 2021, respectively.

The tax benefit realized from the exercise of stock options was $8 million, $76 million, and $139 million for the fiscal years ended February 3, 2023, January 28, 2022, and January 29, 2021, respectively.

Restricted Stock — The Company’s restricted stock primarily consists of RSUs granted to employees. During the fiscal years ended February 3, 2023, January 28, 2022, and January 29, 2021, the Company granted long-term incentive awards in the form of service-based RSUs and performance-based RSUs (“PSUs”) in order to align critical talent retention programs with the interests of holders of the Class C Common Stock.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Service-based RSUs have a fair value based on the closing price of the Class C Common Stock price as reported on the NYSE on the grant date or the trade day immediately preceding the grant date, if the grant date falls on a non-trading day. The majority of such RSUs vest ratably over a three-year period.  Each service-based RSU represents the right to acquire one share of Class C Common Stock upon vesting.

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

Beginning with grants made during the fiscal year ended February 3, 2023, dividend equivalents will accrue on outstanding RSUs and PSUs when a dividend is paid to the Company’s common stockholders. Accrued dividend equivalents will be paid when the underlying RSUs and PSUs vest.

The following table presents the assumptions utilized in the Monte Carlo valuation model for the periods indicated:

	Fiscal Year Ended
	February 3, 2023	January 28, 2022	January 29, 2021
Weighted-average grant date fair value (a)	$73.26	$134.01	$40.01
Term (in years)	3	3	3
Risk-free rate (U.S. Government Treasury Note)	2.0%	0.3%	0.6%
Expected volatility	39%	43%	47%
Expected dividend yield	—%	—%	—%
____________________
(a)    Weighted-average grant date fair value for periods prior to the completion of the VMware Spin-off is calculated using pre-spin off stock prices and has not been adjusted to reflect the impact of the conversion ratio on the Class C Common Stock.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents restricted stock and restricted stock units activity settled in Dell Technologies Common Stock for the periods indicated:

	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (a)
	(in millions)	(per unit)
Outstanding as of January 31, 2020	16	$50.78
Granted	25	39.14
Vested	(5)	48.15
Forfeited	(3)	41.56
Outstanding as of January 29, 2021	33	43.09
Granted	13	88.13
VMware Spin-off adjustment (b)	30	NA
Vested	(13)	39.33
Forfeited	(4)	46.27
Outstanding as of January 28, 2022	59	31.67
Granted	23	48.11
Vested	(27)	29.96
Forfeited	(5)	39.26
Outstanding as of February 3, 2023 (c)	50	$39.44	$2,110
Vested and expected to vest, February 3, 2023	48	$38.97	$2,008
____________________
(a)    The aggregate intrinsic value represents the total pre-tax intrinsic values based on the closing price of $42.24 of the Class C Common Stock on February 3, 2023 as reported on the NYSE that would have been received by the RSU holders had the RSUs been issued as of February 3, 2023.
(b)    In connection with the VMware Spin-off, and as authorized by the 2013 Plan, Dell Technologies made certain adjustments to the number of RSUs using a conversion ratio of approximately 1.97 to 1 to preserve the intrinsic value of the awards prior to the VMware Spin-off.
(c)    As of February 3, 2023, the 50 million units outstanding included 38 million RSUs and 12 million PSUs.

The total fair value of restricted stock that vested during the fiscal years ended February 3, 2023, January 28, 2022, and January 29, 2021 was $827 million, $493 million, and $235 million, respectively, with a pre-tax intrinsic value of $1,371 million, $1,097 million, and $226 million, respectively.

As of February 3, 2023, there was $953 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to these awards expected to be recognized over a weighted-average period of approximately 1.8 years.

Dell Technologies Shares Withheld for Taxes — Beginning in the fiscal year ended February 3, 2023, shares of Class C Common Stock are generally withheld from issuance to cover employee taxes for the vesting of restricted stock units. During the fiscal years ended January 28, 2022 and January 29, 2021, shares of Class C Common Stock were withheld from issuance to cover employee taxes for both the vesting of restricted stock units and the exercise of stock options only under certain situations. For the fiscal years ended February 3, 2023, January 28, 2022, and January 29, 2021, 8 million, 0.4 million, and 0.1 million shares, respectively, were withheld to cover $388 million, $40 million, and $1 million, respectively, of employees’ tax obligations. The value of the withheld shares was classified as a reduction to common stock and capital in excess of par value.

Other Plans

In addition to the 2013 Plan described above, the Company’s consolidated subsidiary, Secureworks, maintains its own equity plan and issues equity grants settling in its own Class A common stock. The stock option and restricted stock unit activity under this plan was not material during the fiscal years ended February 3, 2023, January 28, 2022, and January 29, 2021.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

U.S. Pension Plan — The Company sponsors a noncontributory defined benefit retirement plan in the United States (the “U.S. pension plan”) which was assumed in connection with the EMC merger transaction. As of December 1999, the U.S. pension plan was frozen, so employees no longer accrue retirement benefits for future services. The measurement date for the U.S. pension plan is the end of the Company’s fiscal year. The Company did not make any significant contributions to the U.S. pension plan for the fiscal years ended February 3, 2023, January 28, 2022, and January 29, 2021, and does not expect to make any significant contributions in Fiscal 2024.

Net periodic benefit costs related to the U.S. pension plan were immaterial for the fiscal years ended February 3, 2023, January 28, 2022, and January 29, 2021.

The following table presents attributes of the U.S. pension plan as of the dates indicated:

	February 3, 2023	January 28, 2022

	(in millions)
Plan assets at fair value (a)	$439	$550
Benefit obligations	(484)	(582)
Underfunded position (b)	$(45)	$(32)
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

As of February 3, 2023, future benefit payments for the U.S. pension plan are expected to be paid as follows: $36 million in Fiscal 2024; $37 million in Fiscal 2025; $38 million in Fiscal 2026; $38 million in Fiscal 2027; $38 million in Fiscal 2028; and $182 million thereafter.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
International Pension Plans — The Company also sponsors retirement plans outside of the United States which qualify as defined benefit plans. The following table presents attributes of the international pension plans as of the dates indicated:

	February 3, 2023	January 28, 2022

	(in millions)
Plan assets at fair value (a)	$221	$245
Benefit obligations	(423)	(479)
Underfunded position (b)	$(202)	$(234)
____________________
(a)    Plan assets are managed by outside investment managers. The Company’s investment strategy with respect to plan assets is to achieve a long-term growth of capital, consistent with an appropriate level of risk. Assets are recognized at fair value and are primarily classified within Level 1 of the fair value hierarchy.
(b)    The underfunded position is recognized in other non-current liabilities in the Consolidated Statements of Financial Position.

Defined Contribution Retirement Plans

Dell 401(k) Plan — The Company has a defined contribution retirement plan (the “Dell 401(k) Plan”) that complies with Section 401(k) of the Internal Revenue Code. Only U.S. employees and employees of certain subsidiaries, except those who are covered by a collective bargaining agreement, classified as a leased employee or a nonresident alien, or are covered under a separate plan, are eligible to participate in the Dell 401(k) Plan. Participation in the Dell 401(k) Plan is at the election of the employee. As of February 3, 2023, the Company matched 100% of each participant’s voluntary contributions (the “Dell 401(k) employer match”), subject to a maximum contribution of 6% of the participant’s eligible compensation, up to an annual limit of $7,500, and participants vest immediately in all contributions to the Dell 401(k) Plan. On June 1, 2020, the Company suspended the Dell 401(k) employer match for U.S. employees as a precautionary measure to preserve financial flexibility in light of COVID-19. Effective January 1, 2021, the Dell 401(k) employer match was reinstated, with no change to the employer match policy or participant eligibility requirements.

The Company’s matching contributions as well as participants’ voluntary contributions are invested according to each participant’s elections in the investment options provided under the Dell 401(k) Plan. The Company’s contributions during the fiscal years ended February 3, 2023, January 28, 2022, and January 29, 2021 were $263 million, $249 million, and $154 million, respectively.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 19 — SEGMENT INFORMATION

The Company has two reportable segments that are based on the following business units: Infrastructure Solutions Group (“ISG”) and Client Solutions Group (“CSG”).

ISG enables the Company’s customers’ digital transformation with solutions that address the fundamental shift to multicloud environments, machine learning, artificial intelligence, and data analytics. The Company’s comprehensive storage portfolio includes traditional as well as next-generation storage solutions, including all-flash arrays, scale-out file, object platforms, hyperconverged infrastructure, and software-defined storage. The Company’s server portfolio includes high-performance rack, blade, and tower servers. The ISG networking portfolio helps the Company’s business customers transform and modernize their infrastructure, mobilize and enrich end-user experiences, and accelerate business applications and processes. ISG also offers attached software, peripherals, and services, including support and deployment, configuration, and extended warranty services.

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

In accordance with applicable accounting guidance, the results of VMware, excluding Dell's resale of VMware offerings, are presented as discontinued operations in the Consolidated Statements of Income and, as such, have been excluded from both continuing operations and segment results for periods presented prior to the completion of the VMware Spin-off.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents a reconciliation of net revenue by the Company’s reportable segments to the Company’s consolidated net revenue as well as a reconciliation of segment operating income to the Company’s consolidated operating income for the periods indicated:

	Fiscal Year Ended
	February 3, 2023	January 28, 2022	January 29, 2021

	(in millions)
Consolidated net revenue:
Infrastructure Solutions Group	$38,356	$34,366	$33,002
Client Solutions Group	58,213	61,464	48,387
Reportable segment net revenue	96,569	95,830	81,389
Other businesses (a) (b)	5,721	5,388	5,382
Unallocated transactions (c)	11	11	5
Impact of purchase accounting (d)	—	(32)	(106)
Total consolidated net revenue	$102,301	$101,197	$86,670

Consolidated operating income:
Infrastructure Solutions Group	$5,045	$3,736	$3,753
Client Solutions Group	3,824	4,365	3,333
Reportable segment operating income	8,869	8,101	7,086
Other businesses (a) (b)	(240)	(319)	(139)
Unallocated transactions (c)	8	3	2
Impact of purchase accounting (d)	(44)	(67)	(144)
Amortization of intangibles	(970)	(1,641)	(2,133)
Transaction-related expenses (e)	(22)	(273)	(124)
Stock-based compensation expense (f)	(931)	(808)	(487)
Other corporate expenses (g)	(899)	(337)	(376)
Total consolidated operating income	$5,771	$4,659	$3,685
____________________
(a)Other businesses consists of (i) VMware Resale, (ii) Secureworks, and (iii) Virtustream, and do not meet the requirements for a reportable segment, either individually or collectively.
(b)The Company completed the sale of RSA Security on September 1, 2020, and the sale of Boomi on October 1, 2021. Prior to the divestitures, RSA Security and Boomi’s results were included within other businesses. See Note 1 of the Notes to the Consolidated Financial Statements for further details related to the divestitures of RSA Security and Boomi.
(c)Unallocated transactions includes other corporate items that are not allocated to Dell Technologies’ reportable segments.
(d)Impact of purchase accounting includes non-cash purchase accounting adjustments that are primarily related to the EMC merger transaction that was completed in September 2016.
(e)Transaction-related expenses includes acquisition, integration, and divestiture related costs, as well as the costs incurred in the VMware Spin-off described in Note 1 and Note 3 of the Notes to the Consolidated Financial Statements.
(f)Stock-based compensation expense consists of equity awards granted based on the estimated fair value of those awards at grant date.
(g)Other corporate expenses includes impairment charges, incentive charges related to equity investments, severance, facility action, payroll taxes associated with stock-based compensation, and other costs.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents the disaggregation of net revenue by reportable segment, and by major product categories within the segments for the periods indicated:

	Fiscal Year Ended
	February 3, 2023	January 28, 2022	January 29, 2021

	(in millions)
Net revenue:
Infrastructure Solutions Group:
Servers and networking	$20,398	$17,901	$16,592
Storage	17,958	16,465	16,410
Total ISG net revenue	$38,356	$34,366	$33,002
Client Solutions Group:
Commercial	$45,556	$45,576	$35,423
Consumer	12,657	15,888	12,964
Total CSG net revenue	$58,213	$61,464	$48,387

The following table presents net revenue allocated between the United States and foreign countries for the periods indicated:

	Fiscal Year Ended
	February 3, 2023	January 28, 2022	January 29, 2021

	(in millions)
Net revenue:
United States	$49,201	$46,752	$42,009
Foreign countries	53,100	54,445	44,661
Total net revenue	$102,301	$101,197	$86,670

The following table presents property, plant, and equipment, net allocated between the United States and foreign countries as of the dates indicated:

	February 3, 2023	January 28, 2022

	(in millions)
Property, plant, and equipment, net:
United States	$4,163	$3,667
Foreign countries	2,046	1,748
Total property, plant, and equipment, net	$6,209	$5,415

The allocation between domestic and foreign net revenue is based on the location of the customers. Net revenue from any single foreign country did not constitute more than 10% of the Company’s consolidated net revenue for any of the fiscal years ended February 3, 2023, January 28, 2022, and January 29, 2021. As of February 3, 2023 and January 28, 2022, property, plant, and equipment, net primarily related to domestic ownership. Within foreign countries, property, plant, and equipment, net of $0.7 billion was located in Ireland.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 20 — SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION

The following table presents additional information on selected assets included in the Consolidated Statements of Financial Position as of the dates indicated:

	February 3, 2023	January 28, 2022

	(in millions)
Cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$8,607	$9,477
Restricted cash - other current assets (a)	272	534
Restricted cash - other non-current assets (a)	15	71
Total cash, cash equivalents, and restricted cash	$8,894	$10,082
Inventories, net:
Production materials	$3,225	$3,653
Work-in-process	708	855
Finished goods	843	1,390
Total inventories, net	$4,776	$5,898
Prepaid expenses:
Total prepaid expenses (b)	$641	$886
Deferred Costs:
Total deferred costs, current (b)	$5,459	$4,996
Property, plant, and equipment, net:
Computer equipment	$6,899	$6,497
Land and buildings	3,059	3,095
Machinery and other equipment	3,134	2,714
Total property, plant, and equipment	13,092	12,306
Accumulated depreciation and amortization (c)	(6,883)	(6,891)
Total property, plant, and equipment, net	$6,209	$5,415
____________________
(a)    Restricted cash includes cash required to be held in escrow pursuant to DFS securitization arrangements.
(b)    Deferred costs and prepaid expenses are included in other current assets in the Consolidated Statements of Financial Position. Amounts classified as long-term deferred costs are included in other non current assets and are not disclosed above.
(c)    During the fiscal years ended February 3, 2023, January 28, 2022, and January 29, 2021, the Company recognized $1.8 billion, $1.6 billion, and $1.3 billion, respectively, in depreciation expense.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Valuation and Qualifying Accounts

The provisions recognized on the Consolidated Statements of Income during the fiscal years presented are based on assessments of the impact of current and expected future economic conditions. The duration and severity of continued market volatility is highly uncertain and, as such, the impacts on expected credit losses for trade receivables and financing receivables are subject to significant judgment and may cause variability in the Company’s allowance for credit losses in future periods for trade receivables and financing receivables.

The following table presents the Company’s valuation and qualifying accounts for the periods indicated:

	Fiscal Year Ended
	February 3, 2023	January 28, 2022	January 29, 2021

	(in millions)
Customer Financing Receivables - Allowance for financing receivable losses:
Balance at beginning of period	$189	$321	$149
Adjustment for adoption of accounting standard	—	—	111
Charge-offs, net of recoveries	(60)	(72)	(91)
Provision charged to income statement	72	(60)	152
Balance at end of period	$201	$189	$321

Tax Valuation Allowance:
Balance at beginning of period	$1,423	$1,297	$1,313
Charged to income tax provision	84	155	41
Charged to other accounts	28	(29)	(57)
Balance at end of period	$1,535	$1,423	$1,297

Warranty Liability

The following table presents changes in the Company’s liability for standard limited warranties for the periods indicated:

	Fiscal Year Ended
	February 3, 2023	January 28, 2022	January 29, 2021

	(in millions)
Warranty liability:
Warranty liability at beginning of period	$480	$473	$496
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties (a)	956	957	782
Service obligations honored	(969)	(950)	(805)
Warranty liability at end of period	$467	$480	$473
Current portion	$324	$353	$356
Non-current portion	$143	$127	$117
____________________
(a)Changes in cost estimates related to pre-existing warranties are aggregated with accruals for new standard warranty contracts. The Company’s warranty liability process does not differentiate between estimates made for pre-existing warranties and those made for new warranty obligations.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Severance Charges

The Company incurs costs related to employee severance and records a liability for these costs when it is probable that employees will be entitled to termination benefits and the amounts can be reasonably estimated. The liability related to these actions is included in accrued and other current liabilities in the Consolidated Statements of Financial Position.

On February 6, 2023, subsequent to close of the fiscal year ended February 3, 2023, the Company announced to its employees reorganizations and actions to align its investments more closely with its previously discussed strategic and customer priorities. These actions will reduce the Company’s workforce by approximately 5% as the Company continues to take prudent steps in light of a challenging global economic environment. The Company recognized $367 million of expense associated with these actions in the fourth quarter of the fiscal year ended February 3, 2023.

The following table presents the activity related to the Company’s severance liability for the periods indicated:

	Fiscal Year Ended
	February 3, 2023	January 28, 2022	January 29, 2021

	(in millions)
Severance liability:
Severance liability at beginning of period	$74	$109	$117
Severance charges	527	134	368
Cash paid and other	(193)	(169)	(376)
Severance liability at end of period	$408	$74	$109

The following table presents severance charges as included in the Consolidated Statements of Income for the periods indicated:

	Fiscal Year Ended
	February 3, 2023	January 28, 2022	January 29, 2021

	(in millions)
Severance charges:
Cost of net revenue	$108	$29	$58
Selling, general, and administrative	363	98	262
Research and development	56	7	48
Total severance charges	$527	$134	$368

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Interest and other, net

The following table presents information regarding interest and other, net for the periods indicated:

	Fiscal Year Ended
	February 3, 2023	January 28, 2022	January 29, 2021

	(in millions)
Interest and other, net:
Investment income, primarily interest	$100	$42	$47
Gain (loss) on investments, net	(206)	569	425
Interest expense	(1,222)	(1,542)	(2,052)
Foreign exchange	(265)	(221)	(160)
Gain on disposition of businesses and assets	—	3,968	458
Debt extinguishment fees	—	(1,572)	(158)
Legal settlement, net	(894)	—	—
Other	(59)	20	101
Total interest and other, net	$(2,546)	$1,264	$(1,339)

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 21 — RELATED PARTY TRANSACTIONS

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

•Dell Technologies procures products and services from VMware for its internal use. For the fiscal years ended February 3, 2023, January 28, 2022, and January 29, 2021, costs incurred associated with products and services purchased from VMware for internal use were immaterial.

•Dell Technologies sells and leases products and sells services to VMware. For the fiscal years ended February 3, 2023, January 28, 2022, and January 29, 2021, revenue recognized from sales of services to VMware was immaterial.

•DFS provides financing to certain VMware end-users. Upon acceptance of the financing arrangement by both VMware’s end-users and DFS, DFS recognizes amounts due to related parties on the Consolidated Statements of Financial Position. Associated financing fees are recorded to product net revenue on the Consolidated Statements of Income and are reflected within sales and leases of products to VMware in the table below.

•Dell Technologies and VMware also enter into joint marketing, sales, and branding arrangements, for which both parties may incur costs. For the fiscal years ended February 3, 2023, January 28, 2022, and January 29, 2021, consideration received from VMware for joint marketing, sales, and branding arrangements was immaterial.

•Dell Technologies and VMware entered into a transition services agreement in connection with the VMware Spin-off to provide various support services, including investment advisory services, certain support services from Dell Technologies personnel, and other transitional services. Costs associated with this agreement were immaterial for the fiscal years ended February 3, 2023 and January 28, 2022. Activities under the agreement concluded during the fiscal year ended February 3, 2023.

•Prior to the completion of the VMware Spin-off, Dell Technologies provided support services and support from Dell Technologies personnel to VMware in certain geographic regions where VMware did not have an established legal entity. These employees were managed by VMware, but Dell Technologies incurred the costs for these such services. The costs incurred by Dell Technologies on VMware’s behalf to these employees were charged to VMware. For the fiscal years ended January 28, 2022 and January 29, 2021, costs associated with such seconded employees were immaterial. Remaining activity related to seconded employees occurring after the completion of the VMware Spin-off was governed by the transition services agreement discussed above.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents information about the impact of Dell Technologies’ related party transactions with VMware on the Consolidated Statements of Income for the periods indicated:

		Fiscal Year Ended
	Classification	February 3, 2023	January 28, 2022	January 29, 2021

		(in millions)
Sales and leases of products to VMware	Net revenue - products	$154	$188	$166
Purchase of VMware products for resale	Cost of net revenue - products	$1,634	$1,577	$1,493
Purchase of VMware services for resale	Cost of net revenue - services	$3,065	$2,487	$1,848

The following table presents information about the impact of Dell Technologies’ related party transactions with VMware on the Consolidated Statements of Financial Position as of the dates indicated:

	Classification	February 3, 2023	January 28, 2022

		(in millions)
Deferred costs related to VMware products and services for resale	Other current assets	$3,000	$2,571
Deferred costs related to VMware products and services for resale	Other non-current assets	$2,537	$2,311

Due To/From Related Party

The following table presents amounts due to and from VMware as of the dates indicated:

	February 3, 2023	January 28, 2022

	(in millions)
Due from related party, net, current (a)	$378	$131
Due from related party, net, non-current (b)	$440	$710
Due to related party, current (c)	$2,067	$1,414
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
(c) Amounts due to related party, current includes amounts due to VMware, which are generally settled in cash within 60 days of each quarter-end.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Net receipts from VMware pursuant to the Tax Agreements were immaterial during the fiscal years ended February 3, 2023 and January 28, 2022, and $307 million during the fiscal year ended January 29, 2021, and primarily related to VMware’s portion of the Transition Tax, federal income taxes on Dell Technologies’ consolidated tax return, and state tax payments for combined states.

As a result of the activity under the Tax Agreements with VMware, amounts due from VMware were $599 million and $621 million as of February 3, 2023 and January 28, 2022, respectively, primarily related to VMware’s estimated tax obligation resulting from the Transition Tax. The 2017 Tax Cuts and Jobs Act included a deferral election for an eight-year installment payment method on the Transition Tax. Dell Technologies expects VMware to pay the remainder of its Transition Tax over a period of three years.

Indemnification — Upon consummation of the VMware Spin-off, Dell Technologies recorded net income tax indemnification receivables from VMware related to certain income tax liabilities for which Dell Technologies is jointly and severally liable, but for which it is indemnified by VMware under the Tax Matters Agreement. The amounts that VMware may be obligated to pay Dell Technologies could vary depending on the outcome of certain unresolved tax matters, which may not be resolved for several years. The net receivable as of February 3, 2023 and January 28, 2022 was $146 million and $144 million, respectively.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 22 — GOVERNMENT ASSISTANCE

The Company receives government assistance in the form of grants and incentives which vary in size, duration, and conditions from various domestic and international governing bodies and related entities. For government assistance in which no specific US GAAP applies, the Company accounts for such transactions as a gain contingency and by analogy to a grant model. Under such model, the Company recognizes the impact of the government assistance on the Consolidated Statements of Income upon reaching reasonable assurance that the Company will comply with the conditions of the assistance and that the grant will be received. The Company classifies the impact of government assistance on the Consolidated Statements of Income based on the underlying nature and purpose of the assistance.

During the fiscal year ended February 3, 2023, government assistance received primarily consisted of the following:

The Company received assistance from foreign governmental entities designed, in part, to promote competitive pricing by providing companies with an offset to local sales taxes incurred on the sales of products to customers. The assistance received is broadly available to companies. To qualify for this assistance, companies are required to invest a portion of local revenue, derived from goods manufactured locally, into research and development activities. The incentives in place are currently set to expire at various dates through 2029. Such expirations could be impacted by future legislation. During the fiscal year ended February 3, 2023, the Company recognized $297 million within net revenue on the Consolidated Statements of Income related to such assistance.

The Company received incentives from foreign governmental entities to provide reimbursement for various costs incurred that are directly tied to the production or delivery of offerings sold to customers. The agreements governing such assistance require that the Company comply with certain conditions including, but not limited to, the achievement of future operational targets. These agreements currently expire at various dates through 2029. During the fiscal year ended February 3, 2023, the Company recognized a benefit of $318 million to cost of net revenue on the Consolidated Statements of Income related to such assistance.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 23 — SUBSEQUENT EVENTS

There were no known events occurring after February 3, 2023 and up until the date of issuance of this report that would materially affect the information presented herein.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 3, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of February 3, 2023.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 3, 2023, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of that evaluation, management has concluded that our internal control over financial reporting was effective as of February 3, 2023.

The effectiveness of our internal control over financial reporting as of February 3, 2023 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which is included in “Item 8 — Financial Statements and Supplementary Data.”

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended February 3, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See “Part I — Item 1 — Business — Information about our Executive Officers” for more information about our executive officers, which is incorporated by reference in this Item 10. Other information required by this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2023 annual meeting of stockholders, referred to as the “2023 proxy statement,” which we will file with the SEC on or before 120 days after our 2023 fiscal year-end, and which will appear in the 2023 proxy statement under the captions “Proposal 1 — Election of Directors” and “Additional Information — Delinquent Section 16(a) Reports,” if applicable.

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

ITEM 11 — EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated herein by reference to the 2023 proxy statement, including the information in the 2023 proxy statement appearing under the captions “Proposal 1 — Election of Directors — Director Compensation” and “Compensation of Executive Officers.”

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 is incorporated herein by reference to the 2023 proxy statement, including the information in the 2023 proxy statement appearing under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated herein by reference to the 2023 proxy statement, including the information in the 2023 proxy statement appearing under the captions “Proposal 1 — Elections of Directors” and “Transactions with Related Persons.”

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 is incorporated herein by reference to the 2023 proxy statement, including the information in the 2023 proxy statement appearing under the caption “Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV
ITEM 15 — EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

(1)     Financial Statements: The following financial statements are filed as part of this report under “Part II — Item 8 — Financial Statements and Supplementary Data”:

Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Position at February 3, 2023 and January 28, 2022
Consolidated Statements of Income for the fiscal years ended February 3, 2023, January 28, 2022, and January 29, 2021
Consolidated Statements of Comprehensive Income for the fiscal years ended February 3, 2023, January 28, 2022, and January 29, 2021
Consolidated Statements of Cash Flows for the fiscal years ended February 3, 2023, January 28, 2022, and January 29, 2021
Consolidated Statements of Stockholders’ Equity (Deficit) for the fiscal years ended February 3, 2023, January 28, 2022, and January 29, 2021
Notes to Consolidated Financial Statements

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
2.1
Separation and Distribution Agreement, dated as of April 14, 2021, by and between Dell Technologies Inc. and VMware, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Dell Technologies Inc. (the “Company”) filed with the Securities and Exchange Commission (the “Commission”) on April 14, 2021) (Commission File No. 001-37867).

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

4.1
Indenture, dated as of April 27, 1998, between Dell Computer Corporation and Chase Bank of Texas, National Association, as trustee (incorporated by reference to Exhibit 99.2 to Dell Inc.’s Current Report on Form 8-K filed with the Commission on April 28, 1998) (Commission File No. 000-17017).

4.2
Indenture, dated as of April 17, 2008, between Dell Inc. and The Bank of New York Mellon Trust Company, N.A. (formerly The Bank of New York Trust Company, N.A.), as trustee (including the form of notes) (incorporated by reference to Exhibit 4.1 to Dell Inc.’s Current Report on Form 8-K filed with the Commission on April 17, 2008) (Commission File No. 000-17017).

4.3
Indenture, dated as of April 6, 2009, between Dell Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Dell Inc.’s Current Report on Form 8-K filed with the Commission on April 6, 2009) (Commission File No. 000-17017).

4.4
Third Supplemental Indenture, dated September 10, 2010, between Dell Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Dell Inc.’s Current Report on Form 8-K filed with the Commission on September 10, 2010) (Commission File No. 000-17017).

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

4.13
Supplemental Indenture No. 5, dated as of March 20, 2019, among Dell International L.L.C., EMC Corporation, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee and Notes Collateral Agent (incorporated by reference to Exhibit 4.11 to the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2019) (Commission File No. 001-37867).

4.14
Base Indenture, dated as of March 20, 2019, among Dell International L.L.C., EMC Corporation, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee and Notes Collateral Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2019) (Commission File No. 001-37867).

4.15
2024 Notes Supplemental Indenture No. 1, dated as of March 20, 2019, among Dell International L.L.C., EMC Corporation, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee and Notes Collateral Agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2019) (Commission File No. 001-37867).

4.16
2026 Notes Supplemental Indenture No. 1, dated as of March 20, 2019, among Dell International L.L.C., EMC Corporation, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee and Notes Collateral Agent (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2019) (Commission File No. 001-37867).

4.17
2029 Notes Supplemental Indenture No. 1, dated as of March 20, 2019, among Dell International L.L.C., EMC Corporation, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee and Notes Collateral Agent (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2019) (Commission File No. 001-37867).

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

4.23
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

4.26	Form of Global Note for 3.375% Senior Notes due 2041 (included in Exhibit 4.23).
4.27	Form of Global Note for 3.340% Senior Notes due 2051 (included in Exhibit 4.24).
4.28
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

4.29
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

4.30
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

4.31
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

4.32
Consent to the Extension of Registration Rights Under the Second Amended and Restated Registration Rights Agreement, dated January 3, 2022, among Dell Technologies Inc. and SL SPV-2 L.P., Silver Lake Partners IV, L.P., Silver Lake Technology Investors IV, L.P., Silver Lake Partners V DE (AIV), L.P., Silver Lake Technology Investors V, L.P. (incorporated by reference to Exhibit 4.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2022) (Commission File No. 001-37867).

4.33
Consent to the Extension of Registration Rights Under the Second Amended and Restated Registration Rights Agreement, dated March 31, 2022, among Dell Technologies Inc. and SL SPV-2 L.P., Silver Lake Partners IV, L.P., Silver Lake Technology Investors IV, L.P., Silver Lake Partners V DE (AIV), L.P., Silver Lake Technology Investors V, L.P. (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 29, 2022) (Commission File No. 001-37867).

4.34
Consent to the Extension of Registration Rights Under the Second Amended and Restated Registration Rights Agreement, dated June 28, 2022, among Dell Technologies Inc. and SL SPV-2 L.P., Silver Lake Partners IV, L.P., Silver Lake Technology Investors IV, L.P., Silver Lake Partners V DE (AIV), L.P., Silver Lake Technology Investors V, L.P. (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2022) (Commission File No. 001-37867).

4.35
Consent to the Extension of Registration Rights Under the Second Amended and Restated Registration Rights Agreement, dated September 22, 2022, among Dell Technologies Inc. and SL SPV-2 L.P., Silver Lake Partners IV, L.P., Silver Lake Technology Investors IV, L.P., Silver Lake Partners V DE (AIV), L.P., Silver Lake Technology Investors V, L.P. (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2022) (Commission File No. 001-37867).

4.36†
Consent to the Extension of Registration Rights Under the Second Amended and Restated Registration Rights Agreement, dated January 18, 2023, among Dell Technologies Inc. and SL SPV-2 L.P., Silver Lake Partners IV, L.P., Silver Lake Technology Investors IV, L.P., Silver Lake Partners V DE (AIV), L.P., Silver Lake Technology Investors V, L.P.

4.37
Base Indenture, dated as of January 24, 2023, among Dell International L.L.C, EMC Corporation, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 24, 2023) (Commission File No. 001-37867)

4.38
2028 Notes Supplemental Indenture No. 1, dated as of January 24, 2023, among Dell International L.L.C, EMC Corporation, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 24, 2023) (Commission File No. 001-37867)

4.39
2033 Notes Supplemental Indenture No. 1, dated as of January 24, 2023, among Dell International L.L.C, EMC Corporation, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on January 24, 2023) (Commission File No. 001-37867)

4.40	Form of Global Note for 5.250% Senior Notes due 2028 (included in Exhibit 4.38)
4.41	Form of Global Note for 5.750% Senior Notes due 2033 (included in Exhibit 4.39)
4.42†	Amended and Restated Description of Common Stock.
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

10.12*
Form of Indemnification Agreement between the Company and certain members of its Board of Directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2022) (Commission File No. 001-37867).

10.13*
Form of Indemnification Agreement between EMC Corporation and each of Jeremy Burton, Howard D. Elias and David I. Goulden (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2017) (Commission File No. 001-37867).

10.14*
Form of Indemnification Agreement between Dell Technologies Inc. and certain of its executive officers (incorporated by reference to Exhibit 10-.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2017) (Commission File No. 001-37867).

10.15*
Form of EMC Corporation Deferred Compensation Retirement Plan, as amended and restated, effective as of January 1, 2016 (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2017) (Commission File No. 001-37867).

10.16*
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

10.18*
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

10.33*
Amended and Restated Dell Technologies Inc. Compensation Program for Independent Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 30, 2020) (Commission File No. 001-37867).

10.34
Letter Agreement, dated as of July 1, 2018, between the Company and VMware, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 2, 2018) (Commission File No. 001-37867).

10.35
Waiver, dated as of November 14, 2018, among the Company and VMware, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K/A filed with the Commission on November 15, 2018) (Commission File No. 001-37867).

10.36
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

10.37
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

10.41*
Form of Restricted Stock Unit Agreement under the Dell Technologies Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 19, 2019) (Commission File No. 001-37867).

10.42*
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

10.44
Commercial Framework Agreement, dated as of November 1, 2021, by and between Dell Technologies Inc. and VMware, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 1, 2021) (Commission File No. 001-37867).

10.45*†	Dell Technologies Inc. Restricted Stock Unit Agreement with Anthony Charles Whitten.

10.46
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

10.47†
First Amendment to the Credit Agreement, dated as of February 8, 2022, among Dell Technologies Inc., Denali Intermediate Inc., Dell Inc., Dell International L.L.C., as a borrower, EMC Corporation, as a borrower, JPMorgan Chase Bank, N.A., as administrative agent, and each of the lenders and other parties from time to time party thereto.

10.48†
Second Amendment to the Credit Agreement, dated as of November 10, 2022, among Dell Technologies Inc., Denali Intermediate Inc., Dell Inc., Dell International L.L.C., as a borrower, EMC Corporation, as a borrower, JPMorgan Chase Bank, N.A., as administrative agent, and each of the lenders and other parties from time to time party thereto.

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

101 .INS†	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101 .SCH†	Inline XBRL Taxonomy Extension Schema Document.
101 .CAL††	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101 .DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101 .LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document.
101 .PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

*	Management contracts or compensation plans or arrangements in which directors or executive officers participate.
†	Filed with this report.
††	Furnished with this report.
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
Michael S. Dell
Chairman and Chief Executive Officer
(Duly Authorized Officer)

Date: March 30, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 30, 2023:

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