Form 10-Q
period 2023-05-05
Dell Technologies Inc.
filed 2023-06-12
CIK 1571996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	May 5, 2023
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 5, 2023, there were 727,243,474 shares of the registrant’s common stock outstanding, consisting of 253,412,724 outstanding shares of Class C Common Stock, 378,480,523 outstanding shares of Class A Common Stock, and 95,350,227 outstanding shares of Class B Common Stock.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “may,” “will,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “aim,” “seek,” and similar expressions as they relate to us or our management are intended to identify these forward-looking statements. All statements by us regarding our expected financial position, revenues, cash flows and other operating results, business strategy, legal proceedings and similar matters are forward-looking statements. Our expectations expressed or implied in these forward-looking statements may not turn out to be correct. Our results could be materially different from our expectations because of various risks, including the risks discussed in “Part I — Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 3, 2023, in this report and in our other periodic and current reports filed with the Securities and Exchange Commission (“SEC”). Any forward-looking statement speaks only as of the date as of which such statement is made, and, except as required by law, we undertake no obligation to update any forward-looking statement after the date as of which such statement was made, whether to reflect changes in circumstances or our expectations, the occurrence of unanticipated events, or otherwise.

DELL TECHNOLOGIES INC.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in millions; unaudited)

	May 5, 2023	February 3, 2023
ASSETS
Current assets:
Cash and cash equivalents	$7,631	$8,607
Accounts receivable, net of allowance of $77 and $78	9,399	12,482
Due from related party, net	384	378
Short-term financing receivables, net of allowance of $148 and $142 (Note 4)	5,013	5,281
Inventories	4,016	4,776
Other current assets	10,949	10,827
Total current assets	37,392	42,351
Property, plant, and equipment, net	6,261	6,209
Long-term investments	1,399	1,518
Long-term financing receivables, net of allowance of $71 and $59 (Note 4)	5,524	5,638
Goodwill	19,661	19,676
Intangible assets, net	6,269	6,468
Due from related party, net	442	440
Other non-current assets	7,146	7,311
Total assets	$84,094	$89,611
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$5,470	$6,573
Accounts payable	17,796	18,598
Due to related party	594	2,067
Accrued and other	7,438	8,874
Short-term deferred revenue	15,527	15,542
Total current liabilities	46,825	51,654
Long-term debt	22,962	23,015
Long-term deferred revenue	14,168	14,744
Other non-current liabilities	3,063	3,223
Total liabilities	$87,018	$92,636
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit):
Common stock and capital in excess of $0.01 par value (Note 13)	8,339	8,424
Treasury stock at cost	(4,064)	(3,813)
Accumulated deficit	(6,430)	(6,732)
Accumulated other comprehensive loss	(868)	(1,001)
Total Dell Technologies Inc. stockholders’ equity (deficit)	(3,023)	(3,122)
Non-controlling interests	99	97
Total stockholders’ equity (deficit)	(2,924)	(3,025)
Total liabilities and stockholders’ equity	$84,094	$89,611

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended
	May 5, 2023	April 29, 2022
Net revenue:
Products	$15,036	$20,464
Services	5,886	5,652
Total net revenue	20,922	26,116
Cost of net revenue (a):
Products	12,375	17,009
Services	3,529	3,323
Total cost of net revenue	15,904	20,332
Gross margin	5,018	5,784
Operating expenses:
Selling, general, and administrative	3,261	3,553
Research and development	688	681
Total operating expenses	3,949	4,234
Operating income	1,069	1,550
Interest and other, net	(364)	(337)
Income before income taxes	705	1,213
Income tax expense	127	144
Net income	578	1,069
Less: Net loss attributable to non-controlling interests	(5)	(3)
Net income attributable to Dell Technologies Inc.	$583	$1,072

Earnings per share attributable to Dell Technologies Inc.
Basic	$0.81	$1.42
Diluted	$0.79	$1.37

(a) Includes related party cost of net revenue as follows (Note 15):
Products	207	255
Services	876	709

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended
	May 5, 2023	April 29, 2022
Net income	$578	$1,069

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	31	(286)
Cash flow hedges:
Change in unrealized gains	10	372
Reclassification adjustment for net (gains) losses included in net income	91	(96)
Net change in cash flow hedges	101	276
Pension and other postretirement plans:
Recognition of actuarial net gains from pension and other postretirement plans	1	17
Net change in actuarial net gains from pension and other postretirement plans	1	17

Total other comprehensive income, net of tax expense (benefit) of $5 and $16, respectively	133	7
Comprehensive income, net of tax	711	1,076
Less: Net income (loss) attributable to non-controlling interests	(5)	(3)
Comprehensive income attributable to Dell Technologies Inc.	$716	$1,079

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Three Months Ended
	May 5, 2023	April 29, 2022
Cash flows from operating activities:
Net income	$578	$1,069
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	809	726
Stock-based compensation expense	225	232
Deferred income taxes	(93)	(246)
Other, net	308	(91)
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	3,000	864
Financing receivables	367	280
Inventories	684	(419)
Other assets and liabilities	(1,322)	(885)
Due from/to related party, net	(1,458)	(777)
Accounts payable	(726)	(1,501)
Deferred revenue	(595)	479
Change in cash from operating activities	1,777	(269)
Cash flows from investing activities:
Purchases of investments	(15)	(52)
Maturities and sales of investments	19	18
Capital expenditures and capitalized software development costs	(701)	(690)
Other	13	4
Change in cash from investing activities	(684)	(720)
Cash flows from financing activities:
Proceeds from the issuance of common stock	2	4
Repurchases of common stock	(240)	(1,436)
Repurchases of common stock for employee tax withholdings	(306)	(350)
Payments of dividends and dividend equivalents	(276)	(248)
Proceeds from debt	2,521	3,034
Repayments of debt	(3,698)	(2,703)
Debt-related costs and other, net	(5)	(7)
Change in cash from financing activities	(2,002)	(1,706)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(58)	(111)
Change in cash, cash equivalents, and restricted cash	(967)	(2,806)
Cash, cash equivalents, and restricted cash at beginning of the period	8,894	10,082
Cash, cash equivalents, and restricted cash	$7,927	$7,276
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in millions; continued on next page; unaudited)

	Common Stock and Capital in Excess of Par Value		Treasury Stock

	Issued Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Dell Technologies Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Stockholders’ Equity (Deficit)
Balances as of February 3, 2023	798	$8,424	82	$(3,813)	$(6,732)	$(1,001)	$(3,122)	$97	$(3,025)
Net income (loss)	—	—	—	—	583	—	583	(5)	578
Dividends and dividend equivalents declared ($0.37 per common share)	—	—	—	—	(281)	—	(281)	—	(281)
Foreign currency translation adjustments	—	—	—	—	—	31	31	—	31
Cash flow hedges, net change	—	—	—	—	—	101	101	—	101
Pension and other post-retirement	—	—	—	—	—	1	1	—	1
Issuance of common stock, net of shares repurchased for employee tax withholding	19	(299)	—	—	—	—	(299)	—	(299)
Stock-based compensation expense	—	218	—	—	—	—	218	7	225
Repurchases of common stock	—	—	6	(251)	—	—	(251)	—	(251)
Impact from equity transactions of non-controlling interests	—	(4)	—	—	—	—	(4)	—	(4)
Balances as of May 5, 2023	817	$8,339	88	$(4,064)	$(6,430)	$(868)	$(3,023)	$99	$(2,924)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(continued; in millions; unaudited)

	Common Stock and Capital in Excess of Par Value		Treasury Stock

	Issued Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Dell Technologies Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Stockholders’ Equity (Deficit)
Balances as of January 28, 2022	777	$7,898	20	$(964)	$(8,188)	$(431)	$(1,685)	$105	$(1,580)
Net income	—	—	—	—	1,072	—	1,072	(3)	1,069
Dividends and dividend equivalents declared ($0.33 per common share)	—	—	—	—	(253)	—	(253)	—	(253)
Foreign currency translation adjustments	—	—	—	—	—	(286)	(286)	—	(286)
Cash flow hedges, net change	—	—	—	—	—	276	276	—	276
Pension and other post-retirement	—	—	—	—	—	17	17	—	17
Issuance of common stock, net of shares repurchased for employee tax withholding	18	(339)	—	—	—	—	(339)	—	(339)
Stock-based compensation expense	—	224	—	—	—	—	224	8	232
Repurchases of common stock	—	—	28	(1,482)	—	—	(1,482)	—	(1,482)
Impact from equity transactions of non-controlling interests	—	(6)	—	—	—	—	(6)	(3)	(9)
Balances as of April 29, 2022	795	$7,777	48	$(2,446)	$(7,369)	$(424)	$(2,462)	$107	$(2,355)

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

Basis of Presentation — The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes filed with the U.S. Securities and Exchange Commission (“SEC”) in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2023. These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company as of May 5, 2023 and February 3, 2023 and the results of its operations, corresponding comprehensive income, changes in stockholders’ equity, and cash flows for the three months ended May 5, 2023 and April 29, 2022.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and the accompanying Notes. Actual results could differ materially from those estimates. The results of its operations, corresponding comprehensive income, changes in stockholders’ equity, and cash flows for the three months ended May 5, 2023 and April 29, 2022 are not necessarily indicative of the results to be expected for the full fiscal year or for any other fiscal period.

The Company’s fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. The fiscal year ended February 3, 2023 (“Fiscal 2023”) was a 53-week period while the fiscal year ending February 2, 2024 (“Fiscal 2024”) will be a 52-week period.

Principles of Consolidation — These Condensed Consolidated Financial Statements include the accounts of Dell Technologies Inc., its wholly-owned subsidiaries, and the accounts of SecureWorks Corp. (“Secureworks”), which is majority-owned by Dell Technologies. All intercompany transactions have been eliminated.

Secureworks — As of May 5, 2023 and February 3, 2023, the Company held approximately 81.4% and 82.6%, respectively, of the outstanding equity interest in Secureworks, both including and excluding restricted stock awards (“RSAs”). The portion of the results of operations of Secureworks allocable to its other owners is shown as net income (loss) attributable to the non-controlling interests in the Condensed Consolidated Statements of Income, as an adjustment to net income attributable to Dell Technologies stockholders. The non-controlling interests’ share of equity in Secureworks is reflected as a component of the non-controlling interests in the Condensed Consolidated Statements of Financial Position and was $99 million and $97 million as of May 5, 2023 and February 3, 2023, respectively.

Variable Interest Entities — The Company consolidates Variable Interest Entities ("VIEs") where it has been determined that the Company is the primary beneficiary of the applicable entities’ operations. For each VIE, the primary beneficiary is the party that has both the power to direct the activities that most significantly impact the VIE's economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to such VIE. In evaluating whether the Company is the primary beneficiary of each entity, the Company evaluates its power to direct the most significant activities of the VIE by considering the purpose and design of each entity and the risks each entity was designed to create and pass through to its respective variable interest holders. The Company also evaluates its economic interests in each of the VIEs. See Note 4 of the Notes to the Condensed Consolidated Financial Statements for more information regarding consolidated VIEs.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 2 — FAIR VALUE MEASUREMENTS

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

	May 5, 2023				February 3, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

	(in millions)
Assets:
Money market funds	$3,775	$—	$—	$3,775	$4,301	$—	$—	$4,301
Marketable equity and other securities	9	—	—	9	33	—	—	33
Derivative instruments	—	141	—	141	—	295	—	295
Total assets	$3,784	$141	$—	$3,925	$4,334	$295	$—	$4,629
Liabilities:
Derivative instruments	$—	$91	$—	$91	$—	$460	$—	$460
Total liabilities	$—	$91	$—	$91	$—	$460	$—	$460

The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value.

Money Market Funds — The Company’s investment in money market funds that are classified as cash equivalents hold underlying investments with a weighted average maturity of 90 days or less and are recognized at fair value. The valuations of these securities are based on quoted prices in active markets for identical assets, when available, or pricing models whereby all significant inputs are observable or can be derived from or corroborated by observable market data. The Company reviews security pricing and assesses liquidity on a quarterly basis. As of May 5, 2023, the Company’s portfolio had no material exposure to money market funds with a fluctuating net asset value.

Marketable Equity and Other Securities — The Company’s investments in equity and other securities that are measured at fair value on a recurring basis consist of strategic investments in publicly-traded companies. The valuation of these securities is based on quoted prices in active markets.

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

Deferred Compensation Plans —The Company offers deferred compensation plans for eligible employees, which allow participants to defer a portion of their compensation. Assets were the same as liabilities associated with the plans at approximately $190 million and $179 million as of May 5, 2023 and February 3, 2023, respectively, and are included in other assets and other liabilities on the Condensed Consolidated Statements of Financial Position. The net impact to the Condensed Consolidated Statements of Income is not material since changes in the fair value of the assets substantially offset changes in the fair value of the liabilities. As such, assets and liabilities associated with these plans have not been included in the recurring fair value table above.

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

As of both May 5, 2023 and February 3, 2023, the Company held strategic investments in non-marketable equity and other securities of $1.3 billion. As these investments represent early-stage companies without readily determinable fair values, they are not included in the recurring fair value table above. See Note 3 of the Notes to the Condensed Consolidated Financial Statements for additional information about the Company’s strategic investments.

Carrying Value and Estimated Fair Value of Outstanding Debt — The following table presents the carrying value and estimated fair value of the Company’s outstanding debt as described in Note 6 of the Notes to the Condensed Consolidated Financial Statements, including the current portion, as of the dates indicated:

	May 5, 2023		February 3, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value

	(in billions)
Senior Notes	$17.1	$17.1	$18.1	$18.2
Legacy Notes and Debentures	$0.9	$1.0	$0.9	$1.0
DFS Debt	$10.2	$9.8	$10.3	$9.9

The fair values of the outstanding debt shown in the table above were determined based on observable market prices in a less active market or based on valuation methodologies using observable inputs and were categorized as Level 2 in the fair value hierarchy.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 3 — INVESTMENTS

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

As of both May 5, 2023 and February 3, 2023, total investments were $1.6 billion.

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

Carrying Value of Equity and Other Securities

The following table presents the cost, cumulative unrealized gains, cumulative unrealized losses, and carrying value of the Company's strategic investments in marketable and non-marketable equity securities as of the dates indicated:

	May 5, 2023				February 3, 2023
	Cost	Unrealized Gain	Unrealized Loss	Carrying Value	Cost	Unrealized Gain	Unrealized Loss	Carrying Value

	(in millions)
Marketable	$55	$17	$(63)	$9	$56	$17	$(40)	$33
Non-marketable	712	660	(105)	1,267	714	651	(100)	1,265
Total equity and other securities	$767	$677	$(168)	$1,276	$770	$668	$(140)	$1,298

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Gains and Losses on Equity and Other Securities

The following table presents unrealized gains and losses on marketable and non-marketable equity and other securities for the periods indicated:

	Three Months Ended
	May 5, 2023	April 29, 2022

	(in millions)
Marketable securities:
Unrealized loss	$(23)	$(18)
Net unrealized gain (loss)	(23)	(18)
Non-marketable securities:
Unrealized gain	9	21
Unrealized loss	(5)	—
Net unrealized gain (a)	4	21
Net unrealized gain (loss) on equity and other securities	$(19)	$3
____________________
(a) For all periods presented, net unrealized gains on non-marketable securities were primarily due to upward adjustments for observable price changes.

Fixed Income Debt Securities

The Company has fixed income debt securities carried at amortized cost which are held as collateral for borrowings. The Company intends to hold the investments to maturity. As of May 5, 2023, the Company held $200 million in fixed income debt securities which will mature within one year and $123 million in fixed income debt securities which will mature within two to five years.

The following table summarizes the Company’s debt securities as of the dates indicated:

	May 5, 2023				February 3, 2023
	Cost	Unrealized Gain	Unrealized Loss	Carrying Value	Cost	Unrealized Gain	Unrealized Loss	Carrying Value

	(in millions)
Fixed income debt securities	$350	$77	$(104)	$323	$348	$65	$(95)	$318

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 4 — FINANCIAL SERVICES

The Company offers or arranges various financing options and alternative payment structures for its customers globally. Alternative payment structures consist of various flexible consumption models, including utility, subscription, and as-a-Service models.

Financing options are offered to our customers primarily through Dell Financial Services and its affiliates (“DFS”). The Company also arranges financing for some of its customers in various countries where DFS does not currently operate as a captive enterprise. The key activities of DFS include originating, collecting, and servicing customer financing arrangements primarily related to the purchase or use of Dell Technologies products and services. In some cases, DFS also offers financing for the purchase of third-party technology products that complement the Dell Technologies portfolio of products and services. New financing originations were $1.8 billion and $2.1 billion for the three months ended May 5, 2023 and April 29, 2022, respectively.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Financing Receivables

The following table presents the components of the Company’s financing receivables segregated by portfolio segment as of the dates indicated:

	May 5, 2023			February 3, 2023
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total

	(in millions)
Financing receivables, net:
Customer receivables, gross (a)	$658	$9,951	$10,609	$685	$10,293	$10,978
Allowances for losses	(84)	(135)	(219)	(88)	(113)	(201)
Customer receivables, net	574	9,816	10,390	597	10,180	10,777
Residual interest	—	147	147	—	142	142
Financing receivables, net	$574	$9,963	$10,537	$597	$10,322	$10,919
Short-term	$574	$4,439	$5,013	$597	$4,684	$5,281
Long-term	$—	$5,524	$5,524	$—	$5,638	$5,638
____________________
(a)    Customer receivables, gross include amounts due from customers under revolving loans, fixed-term loans, fixed-term leases, and accrued interest.

The following table presents the changes in allowance for financing receivable losses for the periods indicated:

	Three Months Ended
	May 5, 2023			April 29, 2022
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total

	(in millions)
Allowance for financing receivable losses:
Balances at beginning of period	$88	$113	$201	$102	$87	$189
Charge-offs, net of recoveries	(17)	(1)	(18)	(13)	(2)	(15)
Provision charged to income statement	13	23	36	5	2	7
Balances at end of period	$84	$135	$219	$94	$87	$181

The Company recognizes an allowance for financing receivable losses, including both the lease receivable and unguaranteed residual, in an amount equal to the expected losses net of recoveries. The allowance for financing receivable losses on the lease receivable is determined based on various factors, including lifetime expected losses determined using macroeconomic forecast assumptions and management judgments applicable to and through the expected life of the portfolios as well as past due receivables, receivable type, and customer risk profile. The Company continues to monitor broader economic indicators and their potential impact on future credit loss performance.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Aging

The following table presents the aging of the Company’s customer financing receivables, gross, including accrued interest, segregated by class, as of the dates indicated:

	May 5, 2023				February 3, 2023
	Current	Past Due 1 — 90 Days	Past Due >90 Days	Total	Current	Past Due 1 — 90 Days	Past Due >90 Days	Total

	(in millions)
Revolving — DPA	$433	$33	$16	$482	$457	$34	$17	$508
Revolving — DBC	153	19	4	176	154	19	4	177
Fixed-term — Consumer and Commercial	9,128	743	80	9,951	9,309	927	57	10,293
Total customer receivables, gross	$9,714	$795	$100	$10,609	$9,920	$980	$78	$10,978

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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Credit Quality

The following tables present customer receivables, gross, including accrued interest, by credit quality indicator, segregated by class, as of the dates indicated:

	May 5, 2023
	Fixed-term — Consumer and Commercial
	Fiscal Year of Origination
	2024	2023	2022	2021	2020	Years Prior	Revolving — DPA	Revolving — DBC	Total

	(in millions)
Higher	$931	$2,640	$1,484	$716	$259	$18	$113	$43	$6,204
Mid	410	1,274	536	270	84	9	130	53	2,766
Lower	198	660	296	117	42	7	239	80	1,639
Total	$1,539	$4,574	$2,316	$1,103	$385	$34	$482	$176	$10,609

	February 3, 2023
	Fixed-term — Consumer and Commercial
	Fiscal Year of Origination
	2023	2022	2021	2020	2019	Years Prior	Revolving — DPA	Revolving — DBC	Total

	(in millions)
Higher	$3,210	$1,805	$914	$343	$37	$1	$123	$44	$6,477
Mid	1,242	631	362	119	17	1	136	54	2,562
Lower	1,017	364	157	65	7	1	249	79	1,939
Total	$5,469	$2,800	$1,433	$527	$61	$3	$508	$177	$10,978

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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Leases

The following table presents the net revenue, cost of net revenue, and gross margin recognized at the commencement date of sales-type leases for the periods indicated:

	Three Months Ended
	May 5, 2023	April 29, 2022

	(in millions)
Net revenue — products	$247	$220
Cost of net revenue — products	196	204
Gross margin — products	$51	$16

The following table presents the future maturity of the Company’s fixed-term customer leases and associated financing payments, and reconciles the undiscounted cash flows to the customer receivables, gross recognized on the Condensed Consolidated Statement of Financial Position as of the date indicated:

May 5, 2023
(in millions)
Fiscal 2024 (remaining nine months)	$1,997
Fiscal 2025	1,894
Fiscal 2026	1,361
Fiscal 2027	659
Fiscal 2028 and beyond	178
Total undiscounted cash flows	6,089
Fixed-term loans	4,640
Revolving loans	658
Less: Unearned income	(778)
Total customer receivables, gross	$10,609

Operating Leases

The Company’s operating leases primarily consist of DFS captive fixed-term leases and contractually committed embedded leases identified within flexible consumption arrangements.

The following table presents the components of the Company’s operating lease portfolio included in property, plant, and equipment, net as of the dates indicated:

	May 5, 2023	February 3, 2023

	(in millions)
Equipment under operating lease, gross	$3,817	$3,725
Less: Accumulated depreciation	(1,634)	(1,517)
Equipment under operating lease, net	$2,183	$2,208

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents operating lease income related to lease payments and depreciation expense for the Company’s operating lease portfolio for the periods indicated:

	Three Months Ended
	May 5, 2023	April 29, 2022

	(in millions)
Income related to lease payments	$321	$232
Depreciation expense	$233	$165

The following table presents the future payments to be received by the Company as lessor in operating lease contracts as of the date indicated:

May 5, 2023
(in millions)
Fiscal 2024 (remaining nine months)	$862
Fiscal 2025	824
Fiscal 2026	460
Fiscal 2027	141
Fiscal 2028 and beyond	46
Total	$2,333

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
The following table presents DFS debt as of the dates indicated and excludes the allocated portion of the Company’s other borrowings, which represents the additional amount considered to fund the DFS business:

	May 5, 2023	February 3, 2023

DFS debt	(in millions)
DFS U.S. debt:
Asset-based financing and securitization facilities	$3,326	$3,987
Fixed-term securitization offerings	3,192	2,679
Other	67	76
Total DFS U.S. debt	6,585	6,742
DFS international debt:
Securitization facility	818	790
Other borrowings	852	871
Note payable	250	250
Dell Bank senior unsecured eurobonds	1,652	1,637
Total DFS international debt	3,572	3,548
Total DFS debt	$10,157	$10,290
Total short-term DFS debt	$5,232	$5,400
Total long-term DFS debt	$4,925	$4,890

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
DFS U.S. Debt

Asset-Based Financing and Securitization Facilities — The Company maintains separate asset-based financing facilities and a securitization facility in the United States, which are revolving facilities for fixed-term leases and loans and for revolving loans, respectively. This debt is collateralized solely by the U.S. loan and lease payments and associated equipment in the facilities. The debt has a variable interest rate and the duration of the debt is based on the terms of the underlying loan and lease payment streams. As of May 5, 2023, the total debt capacity related to the U.S. asset-based financing and securitization facilities was $5.6 billion. The Company enters into interest swap agreements to effectively convert a portion of this debt from a floating rate to a fixed rate. See Note 7 of the Notes to the Condensed Consolidated Financial Statements for additional information about interest rate swaps.

The Company’s U.S. securitization facility for revolving loans is effective through June 25, 2025. The Company’s two U.S. asset-based financing facilities for fixed-term leases and loans are effective through July 10, 2023 and June 21, 2024, respectively. The Company intends to extend the facility currently effective through July 10, 2023 during the second quarter of Fiscal 2024.

The asset-based financing and securitization facilities contain standard structural features related to the performance of the funded receivables, which include defined credit losses, delinquencies, average credit scores, and minimum collection requirements. In the event one or more of these criteria are not met and the Company is unable to restructure the facility, no further funding of receivables will be permitted and the timing of the Company’s expected cash flows from over-collateralization will be delayed. As of May 5, 2023, these criteria were met.

Fixed-Term Securitization Offerings — The Company periodically issues asset-backed debt securities under fixed-term securitization programs to private investors. The asset-backed debt securities are collateralized solely by the U.S. fixed-term lease and loan payments and associated equipment, which are held by Special Purpose Entities (“SPEs”), as discussed below. The interest rate on these securities is fixed and ranges from 0.33% to 6.80% per annum, and the duration of these securities is based on the terms of the underlying lease and loan payment streams.

DFS International Debt

Securitization Facility — The Company maintains a securitization facility in Europe for fixed-term leases and loans. The debt under this facility has a variable interest rate, and the duration of the debt is based on the terms of the underlying loan and lease payment streams. This facility is effective through December 23, 2024 and had a total debt capacity of $881 million as of May 5, 2023.

The securitization facility contains standard structural features related to the performance of the securitized receivables, which include defined credit losses, delinquencies, average credit scores, and minimum collection requirements. In the event one or more of these criteria are not met and the Company is unable to restructure the program, no further funding of receivables will be permitted and the timing of the Company’s expected cash flows from over-collateralization will be delayed. As of May 5, 2023, these criteria were met.

Other Borrowings — In connection with the Company’s international financing operations, the Company has entered into revolving structured financing debt programs related to its fixed-term lease and loan products sold in Canada, Europe, Australia, and New Zealand. The debt under these programs has a variable interest rate, and the duration of the debt is based on the terms of the underlying loan and lease payment streams. The Canadian facility, which is collateralized solely by Canadian loan and lease payments and associated equipment, had a total debt capacity of $332 million as of May 5, 2023 and is effective through January 16, 2025. The European facility, which is collateralized solely by European loan and lease payments and associated equipment, had a total debt capacity of $661 million as of May 5, 2023 and is effective through June 14, 2025. The Australia and New Zealand facility, which is collateralized solely by Australia and New Zealand loan and lease payments and associated equipment, had a total debt capacity of $301 million as of May 5, 2023 and is effective through April 20, 2025. The Middle East facility, which is collateralized solely by Middle East loan and lease payments and associated equipment, had a total debt capacity of $150 million as of May 5, 2023 and is effective through March 24, 2025.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note Payable — On May 25, 2022, the Company entered into an unsecured credit agreement to fund receivables in Mexico. As of May 5, 2023, the aggregate principal amount of the note payable was $250 million. The note bears interest at an annual rate of 4.24% and will mature on May 31, 2024.

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

Variable Interest Entities

In connection with the asset-based financing facilities, securitization facilities, and fixed-term securitization offerings discussed above, the Company transfers certain U.S. and European lease and loan payments and associated equipment to SPEs that meet the definition of a VIE and are consolidated, along with the associated debt described above, into the Condensed Consolidated Financial Statements as the Company is the primary beneficiary of the VIEs. The SPEs are bankruptcy-remote legal entities with separate assets and liabilities. The purpose of the SPEs is to facilitate the funding of customer loan and lease payments and associated equipment in the capital markets.

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

The following table presents the assets and liabilities held by the consolidated VIEs as of the dates indicated, which are included in the Condensed Consolidated Statements of Financial Position:

	May 5, 2023	February 3, 2023

	(in millions)
Assets held by consolidated VIEs
Other current assets	$291	$274
Financing receivables, net of allowance
Short-term	$3,620	$3,702
Long-term	$3,361	$3,295
Property, plant, and equipment, net	$1,423	$1,164
Liabilities held by consolidated VIEs
Debt, net of unamortized debt issuance costs
Short-term	$4,277	$4,761
Long-term	$1,980	$2,685

Lease and loan payments and associated equipment transferred via securitization through SPEs were $1.5 billion and $1.7 billion for the three months ended May 5, 2023 and April 29, 2022, respectively.

Customer Receivable Sales

To manage certain concentrations of customer credit exposure, the Company may sell selected fixed-term customer receivables to unrelated third parties on a periodic basis, without recourse. The amount of customer receivables sold for this purpose was $169 million and $148 million for the three months ended May 5, 2023 and April 29, 2022, respectively. The Company’s continuing involvement in these customer receivables is primarily limited to servicing arrangements.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 5 — LEASES

The Company enters into leasing transactions in which the Company is the lessee. These lease contracts are typically classified as operating leases. The Company’s lease contracts are generally for office buildings used to conduct its business, and the determination of whether such contracts contain leases generally does not require significant estimates or judgments. The Company also leases certain global logistics warehouses, employee vehicles, and equipment. As of May 5, 2023, the remaining terms of the Company’s leases range from one month to approximately ten years. As of May 5, 2023 and February 3, 2023, there were no material finance leases for which the Company was a lessee.

The Company also enters into leasing transactions in which the Company is the lessor, primarily through customer financing arrangements offered through DFS. DFS originates leases that are primarily classified as either sales-type leases or operating leases. See Note 4 of the Notes to the Condensed Consolidated Financial Statements for more information on the Company’s lessor arrangements.

The following table presents components of lease costs included in the Condensed Consolidated Statements of Income for the periods indicated:

	Three Months Ended
	May 5, 2023	April 29, 2022

	(in millions)
Operating lease costs	$79	$72
Variable costs	24	25
Total lease costs	$103	$97

During the three months ended May 5, 2023 and April 29, 2022, sublease income, finance lease costs, and short-term lease costs were immaterial.

The following table presents supplemental information related to operating leases included in the Condensed Consolidated Statements of Financial Position as of the dates indicated:

	Classification	May 5, 2023	February 3, 2023

		(in millions, except for term and discount rate)
Operating lease right-of-use assets	Other non-current assets	$734	$725

Current operating lease liabilities	Accrued and other current liabilities	$268	$260
Non-current operating lease liabilities	Other non-current liabilities	623	630
Total operating lease liabilities		$891	$890

Weighted-average remaining lease term (in years)		4.77	4.95
Weighted-average discount rate		4.05%	3.48%

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents supplemental cash flow information related to leases for the periods indicated:

	Three Months Ended
	May 5, 2023	April 29, 2022

	(in millions)
Cash paid for amounts included in the measurement of lease liabilities — operating cash outflows from operating leases	$77	$80

Right-of-use assets obtained in exchange for new operating lease liabilities	$81	$72

The following table presents the future maturity of the Company’s operating lease liabilities under non-cancelable leases and reconciles the undiscounted cash flows for these leases to the lease liability recognized on the Condensed Consolidated Statements of Financial Position as of the date indicated:

May 5, 2023
(in millions)
Fiscal 2024 (remaining nine months)	$205
Fiscal 2025	224
Fiscal 2026	177
Fiscal 2027	134
Fiscal 2028	95
Thereafter	136
Total lease payments	971
Less: Imputed interest	(80)
Total	$891
Current operating lease liabilities	$268
Non-current operating lease liabilities	$623

As of May 5, 2023, the Company’s undiscounted operating leases that had not yet commenced were immaterial.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 6 — DEBT

The following table summarizes the Company’s outstanding debt as of the dates indicated:

	May 5, 2023	February 3, 2023

	(in millions)
Senior Notes:
5.45% due June 2023	$—	$1,000
4.00% due July 2024	1,000	1,000
5.85% due July 2025	1,000	1,000
6.02% due June 2026	4,500	4,500
4.90% due October 2026	1,750	1,750
6.10% due July 2027	500	500
5.25% due February 2028	1,000	1,000
5.30% due October 2029	1,750	1,750
6.20% due July 2030	750	750
5.75% due February 2033	1,000	1,000
8.10% due July 2036	1,000	1,000
3.38% due December 2041	1,000	1,000
8.35% due July 2046	800	800
3.45% due December 2051	1,200	1,250
Legacy Notes and Debentures:
7.10% due April 2028	300	300
6.50% due April 2038	388	388
5.40% due September 2040	264	264
DFS Debt (Note 4)	10,157	10,290
Other	336	325
Total debt, principal amount	$28,695	$29,867
Unamortized discount, net of unamortized premium	(121)	(133)
Debt issuance costs	(142)	(146)
Total debt, carrying value	$28,432	$29,588
Total short-term debt, carrying value	$5,470	$6,573
Total long-term debt, carrying value	$22,962	$23,015

During the three months ended May 5, 2023, the net decrease in the Company’s debt balance primarily reflected the repayment of $1 billion principal amount of the 5.45% Senior Notes due June 2023.

Outstanding Debt

Senior Notes — The Company completed offerings of multiple series of senior notes which were issued on June 1, 2016, June 22, 2016, March 20, 2019, April 9, 2020, December 13, 2021, and January 24, 2023 in aggregate principal amounts of $20.0 billion, $3.3 billion, $4.5 billion, $2.3 billion, $2.3 billion, and $2.0 billion, respectively (the “Senior Notes”). Interest on these borrowings is payable semiannually.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
DFS Debt — See Note 4 and Note 7 of the Notes to the Condensed Consolidated Financial Statements, respectively, for discussion of DFS debt and the interest rate swap agreements that hedge a portion of that debt.

2021 Revolving Credit Facility — The Company’s revolving credit facility, which was entered into on November 1, 2021 (the “2021 Revolving Credit Facility”), matures on November 1, 2027. This facility provides the Company with revolving commitments in an aggregate principal amount of $6.0 billion for general corporate purposes, including liquidity support for the Company’s commercial paper program, and includes a letter of credit sub-facility of up to $0.5 billion and a swing-line loan sub-facility of up to $0.5 billion. The 2021 Revolving Credit Facility also allows the Company to obtain incremental additional commitments on one or more occasions in minimum amounts of $10 million.

Borrowings under the 2021 Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin plus, at the borrowers’ option, either (a) the specified adjusted term Secured Overnight Financing Rate (“SOFR”) or (b) a base rate. The margin applicable to SOFR and base rate borrowings varies based upon the Company’s existing credit ratings. The base rate is calculated based upon the greatest of the specified prime rate, the specified federal reserve bank rate, or SOFR plus 1%. The borrowers may voluntarily repay outstanding loans under the 2021 Revolving Credit Facility at any time without premium or penalty, other than customary breakage costs.

As of May 5, 2023, the Company had no oustanding borrowings under the 2021 Revolving Credit Facility.

Commercial Paper Program — During Fiscal 2023, the Company established a commercial paper program under which the Company may issue unsecured notes in a maximum aggregate face amount of $5.0 billion outstanding at any time, with maturities up to 397 days from the date of issuance. The notes are sold on customary terms in the U.S. commercial paper market on a private placement basis. The proceeds of the notes are used for general corporate purposes. As of May 5, 2023, the Company had no outstanding borrowings under the commercial paper program. Commercial paper issuances and repayments with maturities of 90 days or less are presented on a net basis within cash flows from financing activities on the Condensed Consolidated Statements of Cash Flows.

The Company may purchase, redeem, prepay, refinance, or otherwise retire any amount of outstanding indebtedness under the terms of such indebtedness at any time and from time to time, in open market or negotiated transactions with the holders of such indebtedness or otherwise, as considered appropriate in light of market conditions and other relevant factors.

Covenants — The credit agreement governing the 2021 Revolving Credit Facility and the indentures governing the Senior Notes and the Legacy Notes and Debentures impose various limitations, subject to exceptions, on creating certain liens and entering into sale and lease-back transactions. The foregoing credit agreement and indentures contain customary events of default, including failure to make required payments, failure to comply with covenants, and the occurrence of certain events of bankruptcy and insolvency. The 2021 Revolving Credit Facility is also subject to an interest coverage ratio covenant that is tested at the end of each fiscal quarter with respect to the Company’s preceding four fiscal quarters. The Company was in compliance with this financial covenant as of May 5, 2023.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Aggregate Future Maturities

The following table presents the aggregate future maturities of the Company’s debt as of May 5, 2023 for the periods indicated:

	Maturities by Fiscal Year
	2024 (remaining nine months)	2025	2026	2027	2028	Thereafter	Total

	(in millions)
Senior Notes	$—	$1,000	$1,000	$6,250	$500	$8,500	$17,250
Legacy Notes and Debentures	—	—	—	—	—	952	952
DFS Debt	4,442	3,829	643	681	562	—	10,157
Other	177	122	26	7	4	—	336
Total maturities, principal amount	4,619	4,951	1,669	6,938	1,066	9,452	28,695
Associated carrying value adjustments	(3)	(8)	(8)	(43)	(8)	(193)	(263)
Total maturities, carrying value amount	$4,616	$4,943	$1,661	$6,895	$1,058	$9,259	$28,432

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

During the three months ended May 5, 2023 and April 29, 2022, the Company did not discontinue any cash flow hedges related to foreign exchange contracts that had a material impact on the Company’s results of operations due to the probability that the forecasted cash flows would not occur.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Periodically, the Company also uses interest rate swaps to modify the market risk exposures in connection with long-term debt. During Fiscal 2023, the Company entered into interest rate swaps designated as fair value hedges intended to hedge a portion of its interest rate exposure by converting the fixed interest rate of a certain tranche of debt to a floating interest rate based on the benchmark SOFR Overnight Index Swap rate. As of May 5, 2023, the carrying amount of the hedged debt was $1 billion. The gains and losses related to changes in the fair value of the interest rate swaps perfectly offset changes in the fair value of the hedged portion of the underlying debt that are attributable to the changes in the underlying benchmark interest rate. During the three months ended May 5, 2023, the cumulative amount of fair value hedge accounting adjustments was immaterial. These contracts expire within four years.

Derivative Instruments

The following table presents the notional amounts of outstanding derivative instruments as of the dates indicated:

	May 5, 2023	February 3, 2023

	(in millions)
Foreign exchange contracts:
Designated as cash flow hedging instruments	$7,588	$7,746
Non-designated as hedging instruments	6,782	6,833
Total	$14,370	$14,579
Interest rate contracts:
Designated as fair value hedging instruments	$1,000	$1,000
Non-designated as hedging instruments	6,710	7,214
Total	$7,710	$8,214

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents the effect of derivative instruments designated as cash flow hedging instruments on the Condensed Consolidated Statements of Financial Position and the Condensed Consolidated Statements of Income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in Accumulated OCI, Net of Tax, on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income
	(in millions)		(in millions)
For the three months ended May 5, 2023:
		Total net revenue	$(88)
Foreign exchange contracts	$10	Total cost of net revenue	(3)
Interest rate contracts	—	Interest and other, net	—
Total	$10	Total	$(91)

For the three months ended April 29, 2022:
		Total net revenue	$123
Foreign exchange contracts	$372	Total cost of net revenue	(27)
Interest rate contracts	—	Interest and other, net	—
Total	$372	Total	$96

The following table presents the effect of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Income for the periods indicated:

	Three Months Ended
	May 5, 2023	April 29, 2022	Location of Gain (Loss) Recognized

	(in millions)
Foreign exchange contracts	$57	$(231)	Interest and other, net
Interest rate contracts	(21)	17	Interest and other, net
Total	$36	$(214)

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The Company presents its derivative instruments on a net basis in the Condensed Consolidated Statements of Financial Position due to the right of offset by its counterparties under master netting arrangements. The following tables present the fair value of those derivative instruments presented on a gross basis as of the dates indicated:

	May 5, 2023
	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value

	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange contracts in an asset position	$4	$—	$1	$—	$5
Foreign exchange contracts in a liability position	(2)	—	(5)	—	(7)
Interest rate contracts in an asset position	—	2	—	—	2
Interest rate contracts in a liability position	—	—	—	—	—
Net asset (liability)	2	2	(4)	—	—
Derivatives not designated as hedging instruments:
Foreign exchange contracts in an asset position	265	1	124	—	390
Foreign exchange contracts in a liability position	(204)	—	(168)	—	(372)
Interest rate contracts in an asset position	5	70	—	—	75
Interest rate contracts in a liability position	—	—	—	(43)	(43)
Net asset (liability)	66	71	(44)	(43)	50
Total derivatives at fair value	$68	$73	$(48)	$(43)	$50

	February 3, 2023
	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value

	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange contracts in an asset position	$7	$—	$30	$—	$37
Foreign exchange contracts in a liability position	(21)	—	(142)	—	(163)
Interest rate contracts in an asset position	—	—	—	—	—
Interest rate contracts in a liability position	—	—	—	(6)	(6)
Net asset	(14)	—	(112)	(6)	(132)
Derivatives not designated as hedging instruments:
Foreign exchange contracts in an asset position	282	1	368	—	651
Foreign exchange contracts in a liability position	(121)	—	(614)	(1)	(736)
Interest rate contracts in an asset position	14	133	—	—	147
Interest rate contracts in a liability position	—	—	—	(95)	(95)
Net asset (liability)	175	134	(246)	(96)	(33)
Total derivatives at fair value	$161	$134	$(358)	$(102)	$(165)

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following tables present the gross amounts of the Company’s derivative instruments, amounts offset due to master netting agreements with the Company’s counterparties, and the net amounts recognized in the Condensed Consolidated Statements of Financial Position as of the dates indicated:

	May 5, 2023
	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/(Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount of Assets/ (Liabilities) Recognized in the Statement of Financial Position
				Financial Instruments	Cash Collateral Received or Pledged

	(in millions)
Derivative instruments:
Financial assets	$472	$(331)	$141	$—	$(51)	$90
Financial liabilities	(422)	331	(91)	—	12	(79)
Total derivative instruments	$50	$—	$50	$—	$(39)	$11

	February 3, 2023
	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/(Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount of Assets/ (Liabilities) Recognized in the Statement of Financial Position
				Financial Instruments	Cash Collateral Received or Pledged

	(in millions)
Derivative instruments:
Financial assets	$835	$(540)	$295	$—	$—	$295
Financial liabilities	(1,000)	540	(460)	—	25	(435)
Total derivative instruments	$(165)	$—	$(165)	$—	$25	$(140)

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 8 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Infrastructure Solutions Group and Client Solutions Group reporting units are consistent with the reportable segments identified in Note 16 of the Notes to the Condensed Consolidated Financial Statements. Other businesses consists of VMware Resale, Secureworks, and Virtustream, which each represent separate reporting units.

The following table presents goodwill allocated to the Company’s reportable segments and changes in the carrying amount of goodwill as of the dates indicated:

	Infrastructure Solutions Group	Client Solutions Group	Other Businesses	Total

	(in millions)
Balances as of February 3, 2023	$15,017	$4,232	$427	$19,676
Impact of foreign currency translation and other	(15)	—	—	(15)
Balances as of May 5, 2023	$15,002	$4,232	$427	$19,661

Intangible Assets

The following table presents the Company’s intangible assets as of the dates indicated:

	May 5, 2023			February 3, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

	(in millions)
Customer relationships	$16,956	$(14,589)	$2,367	$16,956	$(14,474)	$2,482
Developed technology	9,466	(8,736)	730	9,466	(8,660)	806
Trade names	875	(788)	87	875	(780)	95
Definite-lived intangible assets	27,297	(24,113)	3,184	27,297	(23,914)	3,383
Indefinite-lived trade names	3,085	—	3,085	3,085	—	3,085
Total intangible assets	$30,382	$(24,113)	$6,269	$30,382	$(23,914)	$6,468

Amortization expense related to definite-lived intangible assets was $199 million and $243 million for the three months ended May 5, 2023 and April 29, 2022, respectively. There were no material impairment charges related to intangible assets during the three months ended May 5, 2023 and April 29, 2022.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents the estimated future annual pre-tax amortization expense of definite-lived intangible assets as of the date indicated:

May 5, 2023
(in millions)
Fiscal 2024 (remaining nine months)	$591
Fiscal 2025	619
Fiscal 2026	488
Fiscal 2027	376
Fiscal 2028	236
Thereafter	874
Total	$3,184

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

Based on the results of the annual impairment test performed during Fiscal 2023, the fair values of each of the reporting units and indefinite-lived intangibles exceeded their carrying values. No goodwill or indefinite-lived assets impairment test was performed during the three months ended May 5, 2023.

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

The following table presents the changes in the Company’s deferred revenue for the periods indicated:

	Three Months Ended
	May 5, 2023	April 29, 2022

	(in millions)
Deferred revenue:
Deferred revenue at beginning of period	$30,286	$27,573
Revenue deferrals	4,719	4,975
Revenue recognized	(5,310)	(4,980)
Other (a)	—	(165)
Deferred revenue at end of period	$29,695	$27,403
Short-term deferred revenue	$15,527	$14,329
Long-term deferred revenue	$14,168	$13,074
____________________
(a)    Other represents the reclassification of deferred revenue to accrued and other liabilities.

Remaining Performance Obligations — Remaining performance obligations represent the aggregate amount of the transaction price allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include deferred revenue plus unbilled amounts not yet recorded in deferred revenue. The value of the transaction price allocated to remaining performance obligations as of May 5, 2023 was approximately $39 billion. The Company expects to recognize approximately 57% of remaining performance obligations as revenue in the next twelve months, and the remainder thereafter.

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

The following is a discussion of the Company’s significant legal matters and other proceedings:

Class Actions Related to the Class V Transaction — On December 28, 2018, the Company completed a transaction (the “Class V transaction”) in which it paid $14.0 billion in cash and issued 149,387,617 shares of its Class C Common Stock to holders of its Class V Common Stock in exchange for all outstanding shares of Class V Common Stock. As a result of the Class V transaction, the tracking stock feature of the Company’s capital structure associated with the Class V Common Stock was terminated. Certain stockholders of the Company, subsequently brought class action complaints arising out of the Class V transaction in which they named as defendants (collectively, the “defendants”) Michael S. Dell and certain other directors serving on the Company’s board of directors at the time of the Class V transaction (collectively, the “director defendants”), certain stockholders of the Company, consisting of Mr. Dell and Silver Lake Group LLC and certain of its affiliated funds (collectively, the “stockholder defendants”), and Goldman Sachs & Co. LLC (“Goldman Sachs”), which served as financial advisor to the Company in connection with the transaction. The plaintiffs generally alleged that the director defendants and the stockholder defendants breached their fiduciary duties under Delaware law to the former holders of the Class V common stock in connection with the Class V transaction by offering a transaction value that was allegedly billions of dollars below fair value.

As previously reported, during the fourth quarter of Fiscal 2023, the plaintiffs and the defendants entered into an agreement to settle the lawsuit. Under the terms of the settlement, the plaintiffs agreed to the dismissal of all claims upon payment of a total of $1.0 billion (the “settlement amount”), which includes all costs, expenses and fees of the plaintiff class relating to the action and its resolution. The settlement terms required that the settlement amount be paid by the Company and/or the Company’s insurers pursuant to indemnification obligations of the Company to the defendants. The Company is subject to indemnification obligations, upon the satisfaction of specified conditions, to the director and stockholder defendants and their affiliates pursuant to provisions of the Delaware General Corporation Law, the Company’s certificate of incorporation and bylaws, and agreements with the defendants. A special committee of the Board consisting of directors who were not defendants in the action, advised by independent counsel, informed the Board of its determination that the defendants are entitled to indemnification under the foregoing obligations.

During Fiscal 2023, the Company established a $1.0 billion liability on the Consolidated Statements of Financial Position and recognized $0.9 billion expense, net of $106 million in insurance proceeds, within interest and other, net within the Consolidated Statements of Income related to the settlement agreement. The Company accounted for the expected insurance proceeds as a loss recovery and recognized a benefit within interest and other, net within the Condensed Consolidated Statements of Income and corresponding receivable on the Condensed Consolidated Statements of Financial Position. On May 16, 2023, subsequent to the close of the three months ended May 5, 2023, the Company paid the settlement amount following approval of the settlement by the Delaware Court of Chancery. The Company does not expect to incur additional expenses with respect to the settlement.

Other Litigation — Dell does not currently anticipate that any of the other various legal proceedings it is involved in will have a material adverse effect on its business, financial condition, results of operations, or cash flows.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
In accordance with the relevant accounting guidance, the Company provides disclosures of matters where it is at least reasonably possible that the Company could experience a material loss exceeding the amounts already accrued for these or other proceedings or matters. In addition, the Company also discloses matters based on its consideration of other matters and qualitative factors, including the experience of other companies in the industry, and investor, customer, and employee relations considerations. As of May 5, 2023, the Company does not believe there is a reasonable possibility that a material loss exceeding the amounts already accrued for these or other proceedings or matters has been incurred. However, since the ultimate resolution of any such proceedings and matters is inherently unpredictable, the Company’s business, financial condition, results of operations, or cash flows could be materially affected in any particular period by unfavorable outcomes in one or more of these proceedings or matters. Whether the outcome of any claim, suit, assessment, investigation, or legal proceeding, individually or collectively, could have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows will depend on a number of factors, including the nature, timing, and amount of any associated expenses, amounts paid in settlement, damages, or other remedies or consequences.

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

Under the Separation and Distribution Agreement entered into with VMware, Inc. upon the completion of the spin-off of VMware, Inc. by means of a special stock dividend (the “VMware Spin-off”), Dell Technologies has agreed to indemnify VMware, Inc., each of its subsidiaries and each of their respective directors, officers, and employees from and against all liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to Dell Technologies as part of the separation of Dell Technologies and VMware, Inc. (individually and together with its subsidiaries, “VMware”) and their respective businesses (the “Separation”). VMware similarly has agreed to indemnify Dell Technologies Inc., each of its subsidiaries and each of their respective directors, officers, and employees from and against all liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to VMware as part of the Separation. Dell Technologies expects VMware to fully perform under the terms of the Separation and Distribution Agreement.

For information on the cross-indemnifications related to the tax matters agreement between the Company and VMware effective upon the Separation on November 1, 2021, see Note 15 of the Notes to the Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 11 — INCOME AND OTHER TAXES

For the three months ended May 5, 2023, the Company’s effective income tax rate was 18.0% on pre-tax income of $0.7 billion compared to 11.9% on pre-tax income of $1.2 billion for the three months ended April 29, 2022. The change in the Company’s effective income tax rate was attributable to a change in the Company’s jurisdictional mix of income as well as higher U.S. tax on foreign operations.

The differences between the estimated effective income tax rates and the U.S. federal statutory rate of 21% principally result from the geographical distribution of income, differences between the book and tax treatment of certain items, and discrete tax items. In certain jurisdictions, the Company’s tax rate is significantly less than the applicable statutory rate as a result of tax holidays. The majority of the Company’s foreign income that is subject to these tax holidays and lower tax rates is attributable to Singapore and China. A significant portion of these income tax benefits relates to a tax holiday that will be effective until January 31, 2029. Most of the Company’s other tax holidays will expire in whole or in part during fiscal years 2030 through 2033. Many of these tax holidays and reduced tax rates may be extended when certain conditions are met or may be terminated early if certain conditions are not met or as a result of changes in tax legislation. As of May 5, 2023, the Company was not aware of any matters of noncompliance related to these tax holidays or enacted tax legislative changes affecting these tax holidays.

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

Judgment is required in evaluating the Company’s uncertain tax positions and determining the Company’s provision for income taxes. The unrecognized tax benefits were $1.3 billion as of both May 5, 2023 and February 3, 2023 and are included in accrued and other and other non-current liabilities in the Condensed Consolidated Statements of Financial Position. The Company does not expect a significant change to the total amount of unrecognized tax benefits within the next twelve months.

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

The following table presents changes in accumulated other comprehensive income (loss), net of tax, by the following components as of the dates indicated:

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Pension and Other Postretirement Plans	Accumulated Other Comprehensive Income (Loss)

	(in millions)
Balances as of February 3, 2023	$(747)	$(222)	$(32)	$(1,001)
Other comprehensive income before reclassifications	31	10	1	42
Amounts reclassified from accumulated other comprehensive income (loss)	—	91	—	91
Total change for the period	31	101	1	133
Balances as of May 5, 2023	$(716)	$(121)	$(31)	$(868)

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

The following table presents reclassifications out of accumulated other comprehensive income (loss), net of tax, to net income for the periods indicated:

	Three Months Ended
	May 5, 2023	April 29, 2022
	Cash Flow Hedges	Cash Flow Hedges

	(in millions)
Total reclassifications, net of tax:
Net revenue	$(88)	$123
Cost of net revenue	(3)	(27)
Operating expenses	—	—
Total reclassifications, net of tax	$(91)	$96

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 13 — CAPITALIZATION

The following table presents the Company’s authorized, issued, and outstanding common stock as of the dates indicated:

	Authorized	Issued	Outstanding

	(in millions)
Common stock as of May 5, 2023
Class A	600	379	379
Class B	200	95	95
Class C	7,900	343	255
Class D	100	—	—
	8,800	817	729

Common stock as of February 3, 2023
Class A	600	379	379
Class B	200	95	95
Class C	7,900	324	242
Class D	100	—	—
	8,800	798	716

Preferred Stock

The Company is authorized to issue one million shares of preferred stock, par value $0.01 per share. As of May 5, 2023 and February 3, 2023, no shares of preferred stock were issued or outstanding.

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

During the three months ended May 5, 2023, there were no conversions of shares of Class A Common Stock or Class B Common Stock into shares of Class C Common Stock.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Dividends

On February 24, 2022, the Company announced that the Board of Directors adopted a dividend policy providing for our payment of quarterly cash dividends on the Dell Technologies Common Stock at a rate of $0.33 per share per fiscal quarter beginning in the first quarter of Fiscal 2023. On March 2, 2023, the Company announced that the Board of Directors approved a 12% increase in the quarterly dividend rate from $0.33 per share per fiscal quarter to a rate of $0.37 per share per fiscal quarter beginning in the first quarter of Fiscal 2024.

The Company paid the following dividends during the periods presented:

Three Months Ended	Declaration Date	Record Date	Payment Date	Dividend per Share	Amount (in millions)
May 5, 2023	March 2, 2023	April 25, 2023	May 5, 2023	$0.37	$270
April 29, 2022	February 24, 2022	April 20, 2022	April 29, 2022	$0.33	$248

During the three months ended May 5, 2023, the Company also paid an immaterial amount of dividend equivalents on eligible vested equity awards which are not reflected above.

Repurchases of Common Stock

Effective as of September 23, 2021, the Company’s Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to $5 billion of shares of Class C Common Stock with no fixed expiration date. During the three months ended May 5, 2023, the Company repurchased approximately 6.1 million shares of Class C Common Stock for a total purchase price of approximately $0.25 billion. During the three months ended April 29, 2022, the Company repurchased approximately 28.8 million shares of Class C Common Stock for a total purchase price of approximately $1.5 billion.

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

The following table presents basic and diluted earnings per share for the periods indicated:

	Three Months Ended
	May 5, 2023	April 29, 2022
Earnings per share attributable to Dell Technologies Inc.
Dell Technologies Common Stock — Basic	$0.81	$1.42
Dell Technologies Common Stock — Diluted	$0.79	$1.37

The following table presents the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended
	May 5, 2023	April 29, 2022

	(in millions)
Numerator: Dell Technologies Common Stock
Net income attributable to Dell Technologies Inc. - basic and diluted	$583	$1,072

Denominator: Dell Technologies Common Stock weighted-average shares outstanding
Weighted-average shares outstanding — basic	724	754
Dilutive effect of options, restricted stock units, restricted stock, and other	13	26
Weighted-average shares outstanding — diluted	737	780
Weighted-average shares outstanding — antidilutive	16	1

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 15 — RELATED PARTY TRANSACTIONS

VMware is considered to be a related party of the Company as a result of Michael Dell’s ownership interests in both Dell Technologies and VMware as well as Mr. Dell’s service as Chairman and Chief Executive Officer of Dell Technologies and as Chairman of the Board of VMware, Inc.

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

•Dell Technologies procures products and services from VMware for its internal use. For the three months ended May 5, 2023 and April 29, 2022, costs incurred associated with products and services purchased from VMware for internal use were immaterial.

•Dell Technologies sells and leases products and sells services to VMware. For the three months ended May 5, 2023 and April 29, 2022, revenue recognized from sales of services to VMware was immaterial.

•DFS provides financing to certain VMware end-users. Upon acceptance of the financing arrangement by both VMware’s end-users and DFS, DFS recognizes amounts due to related parties on the Condensed Consolidated Statements of Financial Position. Associated financing fees are recorded to product net revenue on the Condensed Consolidated Statements of Income and are reflected within sales and leases of products to VMware in the table below.

•Dell Technologies and VMware also enter into joint marketing, sales, and branding arrangements, for which both parties may incur costs. For the three months ended May 5, 2023 and April 29, 2022, consideration received from VMware for joint marketing, sales, and branding arrangements was immaterial.

•Dell Technologies and VMware entered into a transition services agreement in connection with the VMware Spin-off to provide various support services, including investment advisory services, certain support services from Dell Technologies personnel, and other transitional services. Costs associated with this agreement were immaterial for the three months ended April 29, 2022. Activities under the agreement concluded during Fiscal 2023.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents information about the impact of Dell Technologies’ related party transactions with VMware on the Condensed Consolidated Statements of Income for the periods indicated:

		Three Months Ended
	Classification	May 5, 2023	April 29, 2022

		(in millions)
Sales and leases of products to VMware	Net revenue - products	$40	$46
Purchase of VMware products for resale	Cost of net revenue - products	$207	$255
Purchase of VMware services for resale	Cost of net revenue - services	$876	$709

The following table presents information about the impact of Dell Technologies’ related party transactions with VMware on the Condensed Consolidated Statements of Financial Position as of the dates indicated:

	Classification	May 5, 2023	February 3, 2023

		(in millions)
Deferred costs related to VMware products and services for resale	Other current assets	$2,863	$3,000
Deferred costs related to VMware products and services for resale	Other non-current assets	$2,234	$2,537

Due To/From Related Party

The following table presents amounts due to and from VMware as of the dates indicated:

	May 5, 2023	February 3, 2023

	(in millions)
Due from related party, net, current (a)	$384	$378
Due from related party, net, non-current (b)	$442	$440
Due to related party, current (c)	$594	$2,067
____________________
(a) Amounts due from related party, net, current consists of amounts due from VMware, inclusive of current net tax receivables from VMware under the Tax Agreements described below. Amounts, excluding tax, are generally settled in cash within 60 days of each quarter-end.
(b) Amounts due from related party, net, non-current consists of the non-current portion of net receivables from VMware under the Tax Agreements.
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

Pursuant to the Tax Agreements, net receipts from VMware during the three months ended May 5, 2023 and net payments to VMware during the three months ended April 29, 2022 were immaterial.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

As a result of the activity under the Tax Agreements with VMware, amounts due from VMware were $596 million and $599 million as of May 5, 2023 and February 3, 2023, respectively, primarily related to VMware’s estimated tax obligation resulting from the Transition Tax. The 2017 Tax Cuts and Jobs Act included a deferral election for an eight-year installment payment method on the Transition Tax. Dell Technologies expects VMware to pay the remainder of its Transition Tax over a period of three years.

Indemnification — Upon consummation of the VMware Spin-off, Dell Technologies recorded net income tax indemnification receivables from VMware related to certain income tax liabilities for which Dell Technologies is jointly and severally liable, but for which it is indemnified by VMware under the Tax Matters Agreement. The amounts that VMware may be obligated to pay Dell Technologies could vary depending on the outcome of certain unresolved tax matters, which may not be resolved for several years. The net receivable as of May 5, 2023 and February 3, 2023 was $150 million and $146 million, respectively.

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

Pursuant to the Commercial Framework Agreement (the “CFA”) established between Dell Technologies and VMware in association with the VMware Spin-off, Dell Technologies continues to act as a distributor of VMware’s standalone products and services and purchase such products and services for resale to end-user customers (“VMware Resale”). Dell Technologies also continues to integrate VMware’s products and services with Dell Technologies’ offerings and sell them to end users. The results of standalone VMware Resale transactions are reflected in other businesses. The results of integrated offering transactions are reflected within CSG or ISG, depending upon the nature of the underlying offering sold.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents a reconciliation of net revenue by the Company’s reportable segments to the Company’s consolidated net revenue as well as a reconciliation of segment operating income to the Company’s consolidated operating income for the periods indicated:

	Three Months Ended
	May 5, 2023	April 29, 2022

	(in millions)
Consolidated net revenue:
Infrastructure Solutions Group	$7,593	$9,285
Client Solutions Group	11,983	15,587
Reportable segment net revenue	19,576	24,872
Other businesses (a)	1,343	1,239
Unallocated transactions (b)	3	5
Total consolidated net revenue	$20,922	$26,116

Consolidated operating income:
Infrastructure Solutions Group	$740	$1,082
Client Solutions Group	892	1,115
Reportable segment operating income	1,632	2,197
Other businesses (a)	(36)	(64)
Unallocated transactions (b)	2	2
Impact of purchase accounting (c)	(4)	(9)
Amortization of intangibles	(199)	(243)
Transaction-related expenses (d)	(3)	(5)
Stock-based compensation expense (e)	(225)	(232)
Other corporate expenses (f)	(98)	(96)
Total consolidated operating income	$1,069	$1,550
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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents the disaggregation of net revenue by reportable segment, and by major product categories within the segments for the periods indicated:

	Three Months Ended
	May 5, 2023	April 29, 2022

	(in millions)
Net revenue:
Infrastructure Solutions Group:
Servers and networking	$3,837	$5,048
Storage	3,756	4,237
Total ISG net revenue	$7,593	$9,285
Client Solutions Group:
Commercial	$9,862	$11,971
Consumer	2,121	3,616
Total CSG net revenue	$11,983	$15,587

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 17 — SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION

The following table presents additional information on selected assets included in the Condensed Consolidated Statements of Financial Position as of the dates indicated:

	May 5, 2023	February 3, 2023

	(in millions)
Cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$7,631	$8,607
Restricted cash - other current assets (a)	291	272
Restricted cash - other non-current assets (a)	5	15
Total cash, cash equivalents, and restricted cash	$7,927	$8,894
Inventories, net:
Production materials	$2,541	$3,225
Work-in-process	613	708
Finished goods	862	843
Total inventories, net	$4,016	$4,776
Deferred Costs:
Total deferred costs, current (b)	$5,433	$5,459
Property, plant, and equipment, net:
Computer equipment	$7,191	$6,899
Land and buildings	3,049	3,059
Machinery and other equipment	3,153	3,134
Total property, plant, and equipment	13,393	13,092
Accumulated depreciation and amortization	(7,132)	(6,883)
Total property, plant, and equipment, net	$6,261	$6,209
____________________
(a)    Restricted cash includes cash required to be held in escrow pursuant to DFS securitization arrangements.
(b)    Deferred costs are included in other current assets in the Condensed Consolidated Statements of Financial Position. Amounts classified as long-term deferred costs are included in other non-current assets and are not disclosed above.

Supply Chain Finance Program

The Company maintains a Supply Chain Finance Program (the “SCF Program”), which enables eligible suppliers of the Company, at the supplier's sole discretion, to sell receivables due from the Company to a third-party financial institution. The Company has no involvement in establishing the terms or conditions of the arrangement between its suppliers and the financial institution and no economic interest in a supplier's decision to sell a receivable. Suppliers may elect to sell varying amounts of their outstanding receivables as part of the SCF Program. The Company does not provide secured legal assets or other forms of guarantees under the arrangement.

The SCF Program does not impact the Company's liquidity as payments for participating supplier invoices are remitted by the Company to the financial institution on the original invoice due date. Further, the Company negotiates payment terms with suppliers regardless of their decision to participate in the SCF Program. Payment terms with such suppliers vary and do not exceed 120 days.

Any amounts due to the financial institution for suppliers participating in the SCF Program are recorded within Accounts Payable on the Company's Condensed Consolidated Statements of Financial Position and associated payments are included in cash flows from operating activities on the Condensed Consolidated Statements of Cash Flows.

As of both May 5, 2023 and February 3, 2023, the Company had $1 billion included within Accounts Payable representing invoices due to suppliers confirmed as valid under the SCF Program.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Warranty Liability

The following table presents changes in the Company’s liability for standard limited warranties for the periods indicated:

	Three Months Ended
	May 5, 2023	April 29, 2022

	(in millions)
Warranty liability:
Warranty liability at beginning of period	$467	$480
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties (a)	196	223
Service obligations honored	(225)	(235)
Warranty liability at end of period	$438	$468
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

During the three months ended May 5, 2023, the Company announced to its employees reorganizations and actions to align its investments more closely with its previously discussed strategic and customer priorities as it continues to take prudent steps in light of a challenging global economic environment. These actions impacted approximately 5% of the Company’s workforce. The Company recognized $367 million of expense associated with these actions in the fourth quarter of Fiscal 2023 and $48 million in the first quarter of Fiscal 2024.

The following table presents the activity related to the Company’s severance liability for the periods indicated:

	Three Months Ended
	May 5, 2023	April 29, 2022

	(in millions)
Severance liability:
Severance liability at beginning of period	$408	$74
Severance charges	48	17
Cash paid and other	(294)	(28)
Severance liability at end of period	$162	$63

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Interest and other, net

The following table presents information regarding interest and other, net for the periods indicated:

	Three Months Ended
	May 5, 2023	April 29, 2022

	(in millions)
Interest and other, net:
Investment income, primarily interest	$59	$15
Gain (loss) on investments, net	(15)	14
Interest expense	(405)	(265)
Foreign exchange	(32)	(89)
Other	29	(12)
Total interest and other, net	$(364)	$(337)

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

NOTE 18 — SUBSEQUENT EVENTS

There were no known events occurring after May 5, 2023 and up until the date of issuance of this report that would materially affect the information presented herein.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes included in the Company’s annual report on Form 10-K for the fiscal year ended February 3, 2023 and the unaudited Condensed Consolidated Financial Statements included in this report. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs, and that are subject to numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied in any forward-looking statements.

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

Our fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. We refer to our fiscal year ending February 2, 2024 as “Fiscal 2024” and our fiscal year ended February 3, 2023 as “Fiscal 2023.” Fiscal 2024 will include 52 weeks and Fiscal 2023 included 53 weeks.

INTRODUCTION

Company Overview

Dell Technologies helps organizations build their digital futures and individuals transform how they work, live, and play. We provide customers with one of the industry’s broadest and most innovative solutions portfolio for the data era, including traditional infrastructure and extending to multi-cloud environments. Our differentiated and holistic IT solutions benefit our results and enable us to capture growth as customer spending priorities evolve.

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

Dell Technologies operates globally in approximately 180 countries, supported by a world-class organization across key functional areas, including technology and product development, marketing, sales, financial services, and services. We have a number of durable competitive advantages that provide a critical foundation for our success. Our go-to-market model includes a 31,000-person direct sales force and a global network of approximately 240,000 channel partners. We employ approximately 35,000 full-time service and support professionals and maintain approximately 2,200 vendor-managed service centers. We also manage a world-class supply chain at significant scale with approximately $77 billion in annual procurement expenditures and over 725 parts distribution centers.

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

•Infrastructure Solutions Group (“ISG”) — ISG enables our customers’ digital transformation with solutions that address the fundamental shift to multicloud environments, machine learning, artificial intelligence (“AI”), and data analytics. ISG helps customers simplify, streamline, and automate cloud operations. ISG solutions are built for multicloud environments and are optimized to run cloud native workloads in both public and private clouds, as well as traditional on-premise workloads.

Our comprehensive storage portfolio includes traditional as well as next-generation storage solutions, including all-flash arrays, scale-out file, object platforms, hyper-converged infrastructure, and software-defined storage. We have simplified our storage portfolio and continue to make enhancements to our storage offerings that we expect will drive long-term improvements in the business.

Our server portfolio includes high-performance rack, blade, and tower servers. Our servers are designed with the capability to run high value workloads across customers’ IT environments, including AI, machine learning, and edge workloads. Our networking portfolio helps our business customers transform and modernize their infrastructure, mobilize and enrich end-user experiences, and accelerate business applications and processes.

Our strengths in server, storage, and virtualization software solutions allow us to offer leading converged and hyper-converged solutions, enabling our customers to accelerate their IT transformation with scalable integrated solutions instead of building and assembling their own IT platforms. ISG also offers software, peripherals, and services, including configuration, and support and deployment.

Approximately half of ISG revenue is generated by sales to customers in the Americas, with the remaining portion derived from sales to customers in the Europe, Middle East, and Africa region (“EMEA”) and the Asia-Pacific and Japan region (“APJ”).

•Client Solutions Group (“CSG”) — CSG includes branded PCs including notebooks, desktops, and workstations and branded peripherals including displays and docking stations, as well as third-party software and peripherals. CSG also includes services offerings, such as support and deployment, configuration, and extended warranties.

Our CSG offerings are designed with our customers’ needs in mind and we seek to optimize performance, reliability, manageability, design, and security. Our commercial portfolio provides our customers with solutions centered around flexibility to address their complex needs such as IT modernization, hybrid work transformation, and other critical needs. Within our high-end consumer and gaming offerings, we provide our customers with powerful performance, processing, and end-user experiences.

Approximately half of CSG revenue is generated by sales to customers in the Americas, with the remaining portion derived from sales to customers in EMEA and APJ.

Our “other businesses,” described below, primarily consist of our resale of standalone offerings of VMware, Inc. (individually and together with its subsidiaries, “VMware”), referred to as “VMware Resale,” and offerings of SecureWorks Corp. (“Secureworks”). These businesses are not classified as reportable segments, either individually or collectively.

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

Relationship with VMware

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

VMware is considered to be a related party of the Company as a result of Michael Dell’s ownership interests in both Dell Technologies and VMware and Mr. Dell’s service as Chairman and Chief Executive Officer of Dell Technologies and as Chairman of the Board of VMware, Inc. For more information regarding related party transactions with VMware, see Note 15 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Strategic Investments and Acquisitions

As part of our strategy, we will continue to evaluate opportunities for strategic investments through our venture capital investment arm, Dell Technologies Capital, with a focus on emerging technology areas that are relevant to our business and that will complement our existing portfolio of solutions. Our investment areas include storage, software-defined networking, management and orchestration, security, machine learning and AI, Big Data and analytics, cloud, edge computing, and software development operations. The technologies or products these companies have under development are typically in the early stages and may never have commercial value, which could result in a loss of a substantial part of our investment in the companies.

As of both May 5, 2023 and February 3, 2023, we held strategic investments in non-marketable securities of $1.3 billion. See Note 3 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information.

In addition to these investments, we also may make disciplined acquisitions targeting businesses that advance our strategic objectives and accelerate our innovation agenda.

Business Trends and Challenges

Throughout the first quarter of Fiscal 2024, challenging global macroeconomic conditions continued to impact the demand for our offerings. Within CSG, our net revenue performance was impacted by industry-wide declines in demand which began in the first half of Fiscal 2023. Within ISG, our net revenue performance was impacted as we experienced declines in demand for both our servers and networking and storage offerings as customers exercised caution in response to the macroeconomic environment.

We expect that the macroeconomic environment will continue to impact our consolidated financial results for the remainder of Fiscal 2024. We currently anticipate a decline in net revenue for the full fiscal year, notably in the first half of the year, which may put pressure on operating margins. While we anticipate that the macroeconomic environment will continue to be challenging, we expect that demand declines will moderate through the remainder of Fiscal 2024.

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

During the first quarter of Fiscal 2024, our supply chain operated efficiently at standard lead times for our customers as we saw further improvement in the previously constrained supply of limited-source components. We also benefited from declines in both logistics and component costs, which we refer to as input costs.

We expect that component cost deflation will continue at a more moderate rate during the second quarter of Fiscal 2024. Component cost trends are dependent on the strength or weakness of actual end-user demand and supply dynamics, which will continue to evolve and ultimately impact the translation of the cost environment to pricing and operating results. Logistics costs continued to decrease from previously elevated levels as a result of declines in both expedited shipments and overall rate costs in the freight network.

Foreign Currency Exposure — We manage our business on a U.S. dollar basis. However, we have a large global presence, generating approximately half of our net revenue from sales to customers outside of the United States during the first quarter of Fiscal 2024 and Fiscal 2023. As a result, our operating results can be, and particularly in recent periods have been, impacted by fluctuations in foreign currency exchange rates. We utilize a comprehensive hedging strategy intended to mitigate the impact of foreign currency volatility over time, and we adjust pricing when possible to further minimize foreign currency impacts.

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

While we are anticipating challenges in the demand environment as customers re-prioritize and exercise caution in response to macroeconomic conditions, we expect that data growth will continue to generate long-term demand for our storage solutions and services. Cloud native applications are expected to continue to be a key trend in the infrastructure market. We benefit from offering solutions that address the emerging trends of enterprises deploying software-defined storage, hyper-converged infrastructure, and modular solutions based on server-centric architectures. These trends are changing the way customers are consuming our storage offerings. We continue to expand our offerings in external storage arrays, which incorporate flexible, cloud-based functionality. Our storage business is subject to seasonal trends which we expect to continue.

We anticipate that ISG will benefit from the continued expansion of, and advances in, AI. Through our server and storage offerings, as well as our AI validated design solutions, we are well positioned to capture growth and support our customers needs. We continue to optimize and enhance our offerings to run high value and transformational workloads, such as AI.

CSG — Our CSG offerings are an important element of our strategy, generating strong cash flow and opportunities for cross-selling of complementary solutions. Within CSG, while we participate in all segments of the PC market, we are focused on commercial and high-end consumer computing devices, as we believe they are the most stable and profitable. Competitive dynamics continue to be a factor in our CSG business and continue to impact pricing and operating results.

We remain committed to our long-term CSG strategy and will continue to make investments to innovate across the portfolio. We expect that the CSG demand environment will continue to be subject to seasonal trends.

Recurring Revenue and Consumption Models — Our customers are seeking new and innovative models that address how they consume our solutions. In part, customers are looking for predictable cost models and to reduce complexity, align solution offerings to their business needs, and provide consistent operations throughout their IT enterprise.

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

COVID-19 Pandemic and Response — We continue to monitor the COVID-19 pandemic and variants of the coronavirus, as well as the impact of the pandemic on our employees, customers, business partners, and communities.

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

NON-GAAP FINANCIAL MEASURES

In this management’s discussion and analysis, we use supplemental measures of our performance which are derived from our consolidated financial information but which are not presented in our consolidated financial statements prepared in accordance with GAAP. These non-GAAP financial measures include non-GAAP product gross margin; non-GAAP services gross margin; non-GAAP gross margin; non-GAAP operating expenses; non-GAAP operating income; non-GAAP net income; earnings before interest and other, net, taxes, depreciation, and amortization (“EBITDA”); and adjusted EBITDA. These non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for gross margin, operating expenses, operating income, or net income prepared in accordance with GAAP, and should be read only in conjunction with financial information presented on a GAAP basis.

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

The following table presents a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP measure for the periods indicated:

	Three Months Ended
	May 5, 2023	% Change	April 29, 2022

	(in millions, except percentages)
Product gross margin	$2,661	(23)%	$3,455
Non-GAAP adjustments:
Amortization of intangibles	79		104
Impact of purchase accounting	—		2
Stock-based compensation expense	13		13
Other corporate expenses	8		3
Non-GAAP product gross margin	$2,761	(23)%	$3,577

Services gross margin	$2,357	1%	$2,329
Non-GAAP adjustments:
Stock-based compensation expense	25		25
Other corporate expenses	21		10
Non-GAAP services gross margin	$2,403	2%	$2,364

Gross margin	$5,018	(13)%	$5,784
Non-GAAP adjustments:
Amortization of intangibles	79		104
Impact of purchase accounting	—		2
Stock-based compensation expense	38		38
Other corporate expenses	29		13
Non-GAAP gross margin	$5,164	(13)%	$5,941

Operating expenses	$3,949	(7)%	$4,234
Non-GAAP adjustments:
Amortization of intangibles	(120)		(139)
Impact of purchase accounting	(4)		(7)
Transaction-related expenses	(3)		(5)
Stock-based compensation expense	(187)		(194)
Other corporate expenses	(69)		(83)
Non-GAAP operating expenses	$3,566	(6)%	$3,806

	Three Months Ended
	May 5, 2023	% Change	April 29, 2022

	(in millions, except percentages)
Operating income	$1,069	(31)%	$1,550
Non-GAAP adjustments:
Amortization of intangibles	199		243
Impact of purchase accounting	4		9
Transaction-related expenses	3		5
Stock-based compensation expense	225		232
Other corporate expenses	98		96
Non-GAAP operating income	$1,598	(25)%	$2,135

Net income	$578	(46)%	$1,069
Non-GAAP adjustments:
Amortization of intangibles	199		243
Impact of purchase accounting	4		9
Transaction-related (income) expenses	(1)		(2)
Stock-based compensation expense	225		232
Other corporate expenses	99		96
Fair value adjustments on equity investments	15		(14)
Aggregate adjustment for income taxes	(156)		(199)
Non-GAAP net income	$963	(33)%	$1,434

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

The following table presents a reconciliation of EBITDA and adjusted EBITDA to net income for the periods indicated:

	Three Months Ended
	May 5, 2023	% Change	April 29, 2022

	(in millions, except percentages)
Net income	$578	(46)%	$1,069
Adjustments:
Interest and other, net (a)	364		337
Income tax expense (benefit)	127		144
Depreciation and amortization	809		726
EBITDA	$1,878	(17)%	$2,276

EBITDA	$1,878	(17)%	$2,276
Adjustments:
Stock-based compensation expense	225		232
Transaction-related expenses	3		5
Other corporate expenses	98		96
Adjusted EBITDA	$2,204	(16)%	$2,609
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

	Three Months Ended
	May 5, 2023			April 29, 2022
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue

	(in millions, except percentages)
Net revenue:
Products	$15,036	71.9%	(27)%	$20,464	78.4%
Services	5,886	28.1%	4%	5,652	21.6%
Total net revenue	$20,922	100.0%	(20)%	$26,116	100.0%
Gross margin:
Products (a)	$2,661	17.7%	(23)%	$3,455	16.9%
Services (b)	2,357	40.0%	1%	2,329	41.2%
Total gross margin	$5,018	24.0%	(13)%	$5,784	22.1%
Operating expenses	$3,949	18.9%	(7)%	$4,234	16.2%
Operating income	$1,069	5.1%	(31)%	$1,550	5.9%
Net income	$578	2.8%	(46)%	$1,069	4.1%

Non-GAAP Financial Information
	Three Months Ended
	May 5, 2023			April 29, 2022
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue

	(in millions, except percentages)
Non-GAAP gross margin:
Products (a)	$2,761	18.4%	(23)%	$3,577	17.5%
Services (b)	2,403	40.8%	2%	2,364	41.8%
Total non-GAAP gross margin	$5,164	24.7%	(13)%	$5,941	22.7%
Non-GAAP operating expenses	$3,566	17.1%	(6)%	$3,806	14.5%
Non-GAAP operating income	$1,598	7.6%	(25)%	$2,135	8.2%
Non-GAAP net income	$963	4.6%	(33)%	$1,434	5.5%
EBITDA	$1,878	9.0%	(17)%	$2,276	8.7%
Adjusted EBITDA	$2,204	10.5%	(16)%	$2,609	10.0%
____________________
(a)    Product gross margin and non-GAAP product gross margin percentages are calculated as a percentage of product net revenue.
(b)    Services gross margin and non-GAAP services gross margin percentages are calculated as a percentage of services net revenue.

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

Overview

During the first quarter of Fiscal 2024, our net revenue decreased 20% driven by declines in both CSG and ISG net revenue which were impacted by challenging global macroeconomic conditions that continued to affect the demand for our offerings. CSG net revenue declined primarily as a result of a decrease in units sold, partially offset by an increase in average selling prices. ISG net revenue decreased primarily as a result of a decline in net revenue attributable to servers and networking and, to a lesser extent, a decline in storage net revenue.

During the first quarter of Fiscal 2024, our operating income and non-GAAP operating income decreased 31% to $1.1 billion and 25% to $1.6 billion, respectively. The decreases were driven by both ISG and CSG operating income which declined as a result of a decrease in net revenue, partially offset by a reduction in operating expenses as a result of disciplined cost management. The decline in ISG operating income was driven primarily by storage and the decline in CSG operating income was driven by both commercial and consumer.

During the first quarter of Fiscal 2024, operating income as a percentage of net revenue and non-GAAP operating income as a percentage of net revenue decreased 80 basis points to 5.1% and 60 basis points to 7.6%, respectively. The decreases were primarily driven by an increase in operating expenses as a percentage of net revenue which was partially offset by an increase in gross margin as a percentage of net revenue. The increase in operating expense as a percentage of net revenue was driven by a decline in net revenue that outpaced the impacts of cost management measures. Gross margin as a percentage of net revenue increased primarily due to the impacts of an overall decrease in input costs coupled with an increase in average selling prices across our offerings as we maintained strong pricing discipline.

Cash provided by operating activities was $1.8 billion during the first quarter of Fiscal 2024 which primarily reflected strong working capital performance as we reduced inventory and accounts receivable. The impact of strong working capital performance was partially offset by the effect of a decline in net revenue. During the first quarter of Fiscal 2023, cash used by operating activities was $0.3 billion driven by seasonal sales trends affecting parts of our business and annual incentive-based personnel-related payments. See “Liquidity, Cash Requirements, and Market Conditions” for additional information about our cash flow metrics.

Despite the near-term challenges driven by uncertainty in the macroeconomic environment, we continue to see opportunities to create value and grow as we respond to long-term demand for our IT solutions driven by a technology-enabled world. We have demonstrated our ability to adjust to changing market conditions with complementary solutions and innovation across both segments of our business, an agile workforce, and the strength of our global supply chain. As we continue to innovate and modernize our core offerings, we believe that Dell Technologies is well-positioned for long-term profitable growth.

Net Revenue

During the first quarter of Fiscal 2024, our net revenue decreased 20%, primarily driven by declines within CSG and ISG net revenue. See “Business Unit Results” for further information.

•Product Net Revenue — Product net revenue includes revenue from the sale of hardware products and software licenses. During the first quarter of Fiscal 2024, our product net revenue decreased 27% due to declines in both CSG and ISG product net revenue. CSG product net revenue decreased primarily as a result of a decrease in units sold, which impacted both our commercial and consumer offerings, partially offset by an increase in average selling prices. ISG product net revenue decreased primarily due to a decline in product net revenue for servers and networking, driven by a decrease in units sold, and, to a lesser extent, a decline in our product net revenue for storage offerings.

•Services Net Revenue — Services net revenue includes revenue from our services offerings and support services related to hardware products and software licenses. During the first quarter of Fiscal 2024, services net revenue increased 4% driven primarily by growth within other businesses that was principally attributable to VMware Resale software maintenance sold in prior periods. A substantial portion of services net revenue is derived from offerings that have been deferred over a period of time, and, as a result, reported growth rates for services net revenue will be different than reported growth rates for product net revenue.

From a geographical perspective, net revenue decreased in the Americas, EMEA, and APJ regions during the first quarter of Fiscal 2024.

Gross Margin

During the first quarter of Fiscal 2024, gross margin and non-GAAP gross margin both decreased 13% to $5.0 billion and $5.2 billion, respectively, driven by declines in CSG and ISG gross margin which were primarily attributable to decreases in net revenue.

During the first quarter of Fiscal 2024, our gross margin and non-GAAP gross margin percentages increased 190 basis points to 24.0% and 200 basis points to 24.7%, respectively, primarily due to the impacts of an overall decline in input costs coupled with an increase in average selling price across our offerings as we maintained strong pricing discipline.

•Product Gross Margin — During the first quarter of Fiscal 2024, product gross margin and non-GAAP product gross margin both decreased 23% to $2.7 billion and $2.8 billion, respectively. The decreases were primarily driven by declines in both ISG and CSG product gross margin. The decrease in ISG product gross margin was principally attributable to decline in product gross margin within our storage offerings. CSG product gross margin declined due to a decrease in product net revenue for both our commercial and consumer offerings.

During the first quarter of Fiscal 2024, product gross margin percentage and non-GAAP product gross margin percentage increased 80 basis points to 17.7% and 90 basis points to 18.4%, respectively, primarily driven by the impacts of an overall decline in input costs coupled with an increase in average selling price across our offerings as we maintained strong pricing discipline.

•Services Gross Margin — During the first quarter of Fiscal 2024, services gross margin and non-GAAP services gross margin increased 1% to $2.4 billion and 2% to $2.4 billion, respectively. The increases were primarily attributable to growth within ISG services gross margin driven by support and maintenance associated with products sold in prior periods.

During the first quarter of Fiscal 2024, services gross margin percentage and non-GAAP services gross margin percentage decreased 120 basis points to 40.0% and 100 basis points to 40.8%, respectively. The decreases were driven by a decline in services gross margin percentage for CSG, due to a shift in mix of CSG services delivered, coupled with a shift in mix towards other businesses services net revenue. These impacts were partially offset by an increase in ISG services gross margin percentage.

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

The terms and conditions of our vendor rebate programs are largely based on product volumes and are generally negotiated either at the beginning of the annual or quarterly period, depending on the program. The timing and amount of vendor rebates and other discounts we receive under the programs may vary from period to period, reflecting changes in the competitive environment. We monitor our component costs and seek to address the effects of any changes to terms that might arise under our vendor rebate programs. Our gross margins for the first quarter of Fiscal 2024 were not materially affected by any changes to the terms of our vendor rebate programs, as the amounts we received under these programs were generally stable relative to our total net cost. We are not aware of any significant changes to our vendor rebate programs that will materially impact our results in the near term.

Operating Expenses

The following table presents information regarding our operating expenses for the periods indicated:

	Three Months Ended
	May 5, 2023			April 29, 2022
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue

	(in millions, except percentages)
Operating expenses:
Selling, general, and administrative	$3,261	15.6%	(8)%	$3,553	13.6%
Research and development	688	3.3%	1%	681	2.6%
Total operating expenses	$3,949	18.9%	(7)%	$4,234	16.2%

	Three Months Ended
	May 5, 2023			April 29, 2022
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue

	(in millions, except percentages)
Non-GAAP operating expenses	$3,566	17.1%	(6)%	$3,806	14.5%

During the first quarter of Fiscal 2024, total operating expenses decreased 7% due to a decrease in selling, general, and administrative expenses.

•Selling, General, and Administrative — Selling, general, and administrative (“SG&A”) expenses decreased 8% during the first quarter of Fiscal 2024, primarily due to decreases in employee compensation and benefits and advertising expenses as a result of disciplined cost management coupled with a reduction in our overall headcount.

•Research and Development — Research and development (“R&D”) expenses are primarily composed of personnel-related expenses incurred in connection with product development. R&D expenses increased 1% during the first quarter of Fiscal 2024. As a percentage of net revenue, R&D expenses for the first quarter of Fiscal 2024 and Fiscal 2023 were 3.3% and 2.6%, respectively. We intend to continue supporting R&D initiatives to innovate and introduce new and enhanced solutions into the market.

During the first quarter of Fiscal 2024, non-GAAP operating expenses decreased 6% principally due to a decline in employee compensation and benefits as a result of a reduction in headcount coupled with continued disciplined cost management.

We continue to make selective investments designed to enable growth, marketing, and R&D, while balancing our efforts to drive cost efficiencies in the business. We also expect to continue making investments in support of our own digital transformation to modernize our IT operations.

Operating Income

During the first quarter of Fiscal 2024, our operating income and non-GAAP operating income decreased 31% to $1.1 billion and 25% to $1.6 billion, respectively. The decreases were driven by both ISG and CSG operating income which declined as a result of a decrease in net revenue, partially offset by a reduction in operating expenses as a result of disciplined cost management. The decline in ISG operating income was driven primarily by storage and the decline in CSG operating income was driven by both commercial and consumer.

During the first quarter of Fiscal 2024, operating income as a percentage of net revenue and non-GAAP operating income as a percentage of net revenue decreased 80 basis points to 5.1% and 60 basis points to 7.6%, respectively. The decreases were primarily driven by an increase in operating expenses as a percentage of net revenue which was partially offset by an increase in gross margin as a percentage of net revenue. The increase in operating expense as a percentage of net revenue was driven by a decline in net revenue that outpaced the impacts of cost management measures. Gross margin as a percentage of net revenue increased primarily due to the impacts of an overall decrease in input costs coupled with an increase in average selling prices across our offerings as we maintained strong pricing discipline.

Interest and Other, Net

The following table presents information regarding interest and other, net for the periods indicated:

	Three Months Ended
	May 5, 2023	April 29, 2022

	(in millions)
Interest and other, net:
Investment income, primarily interest	$59	$15
Gain (loss) on investments, net	(15)	14
Interest expense	(405)	(265)
Foreign exchange	(32)	(89)
Other	29	(12)
Total interest and other, net	$(364)	$(337)

During the first quarter of Fiscal 2024, interest and other, net was unfavorable due to an increase in interest expense driven by the impact of rising interest rates on our DFS debt. This increase was partially offset by reduced foreign exchange impacts and an increase in investment income.

Income and Other Taxes

The following table presents information regarding our income and other taxes for the periods indicated:

	Three Months Ended
	May 5, 2023	April 29, 2022

	(in millions, except percentages)
Income before income taxes	$705	$1,213
Income tax expense	$127	$144
Effective income tax rate	18.0%	11.9%

For the first quarter of Fiscal 2024 and Fiscal 2023, our effective income tax rate was 18.0% and 11.9%, respectively. The change in our effective tax rate was primarily attributable to a change in our jurisdictional mix of income as well as higher U.S. tax on foreign operations.

Our effective income tax rate can fluctuate depending on the geographic distribution of our worldwide earnings, as our foreign earnings are generally taxed at lower rates than in the United States. The differences between our effective income tax rates and the U.S. federal statutory rate of 21% principally result from the geographical distribution of income, differences between the book and tax treatment of certain items, and the tax items discussed above. In certain jurisdictions, our tax rate is significantly less than the applicable statutory rate as a result of tax holidays. The majority of our foreign income that is subject to these tax holidays is attributable to Singapore and China. A significant portion of these income tax benefits relates to a tax holiday that will be effective until January 31, 2029. Most of our other tax holidays will expire in whole or in part during Fiscal 2030 through Fiscal 2033. Many of these tax holidays and reduced tax rates may be extended when certain conditions are met or may be terminated early if certain conditions are not met or as a result of changes in tax legislation. As of May 5, 2023, we were not aware of any matters of noncompliance or enacted tax legislative changes affecting these tax holidays.

For further discussion regarding tax matters, including the status of income tax audits, see Note 11 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Net Income

Net income was $0.6 billion and $1.1 billion for the first quarter of Fiscal 2024 and Fiscal 2023, respectively. Non-GAAP net income was $1.0 billion and $1.4 billion for the first quarter of Fiscal 2024 and Fiscal 2023, respectively. The decreases in both net income and non-GAAP net income were principally attributable to a decline in operating income.

Business Unit Results

Our reportable segments are based on the ISG and CSG business units. A description of our business units is provided under “Introduction.” See Note 16 of the Notes to the Condensed Consolidated Financial Statements included in this report for a reconciliation of net revenue and operating income by reportable segment to consolidated net revenue and consolidated operating income (loss), respectively.

Infrastructure Solutions Group

The following table presents net revenue and operating income attributable to ISG for the periods indicated:

	Three Months Ended
	May 5, 2023	% Change	April 29, 2022

	(in millions, except percentages)
Net revenue:
Servers and networking	$3,837	(24)%	$5,048
Storage	3,756	(11)%	4,237
Total ISG net revenue	$7,593	(18)%	$9,285

Operating income:
ISG operating income	$740	(32)%	$1,082
% of segment net revenue	9.7%		11.7%

Net Revenue — During the first quarter of Fiscal 2024, ISG net revenue decreased 18%, driven by a decline in servers and networking net revenue and, to a lesser extent, storage net revenue as customers continue to exercise caution and manage investment in IT infrastructure in response to the macroeconomic environment.

Revenue from sales of servers and networking decreased 24% during the first quarter of Fiscal 2024, primarily driven by a decrease in units sold, the effect of which was partially offset by an increase in average selling price of our server offerings. The average selling price for our server offerings increased as a result of richer configurations, the impact of attached offerings, and continued pricing discipline in response to the macroeconomic environment.

During the first quarter of Fiscal 2024, storage revenue decreased 11% due to a decline in net revenue across the majority of our storage offerings.

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

From a geographical perspective, net revenue attributable to ISG decreased in the Americas, EMEA, and APJ regions during the first quarter of Fiscal 2024.

Operating Income — During the first quarter of Fiscal 2024, ISG operating income as a percentage of net revenue decreased 200 basis points to 9.7% principally due to an increase in operating expenses as a percentage of net revenue that resulted from a decline in revenue that outpaced the impact of cost management measures. The decline in operating expense as a percentage of net revenue was partially offset by the impacts of an overall decrease in input costs coupled with an increase in average selling price across our offerings.

Client Solutions Group

The following table presents net revenue and operating income attributable to CSG for the periods indicated:

	Three Months Ended
	May 5, 2023	% Change	April 29, 2022

	(in millions, except percentages)
Net revenue:
Commercial	$9,862	(18)%	$11,971
Consumer	2,121	(41)%	3,616
Total CSG net revenue	$11,983	(23)%	$15,587

Operating income:
CSG operating income	$892	(20)%	$1,115
% of segment net revenue	7.4%		7.2%

Net Revenue — During the first quarter of Fiscal 2024, CSG net revenue decreased 23%, driven by a decline in units sold as deteriorating macroeconomic conditions continue to impact industry-wide demand.

Commercial net revenue and consumer net revenue decreased 18% and 41%, respectively, during the first quarter of Fiscal 2024. These decreases were primarily due to a decrease in units sold, which was only partially offset by the effect of an increase in the average selling price of our offerings.

Average selling prices for our CSG offerings increased during the first quarter of Fiscal 2024 primarily as a result of a shift in mix towards our commercial offerings coupled with richer configurations and the impact of attached offerings.

From a geographical perspective, net revenue attributable to CSG decreased in the Americas, EMEA, and APJ regions during the first quarter of Fiscal 2024.

Operating Income — During the first quarter of Fiscal 2024, CSG operating income as a percentage of net revenue increased 20 basis points to 7.4%, primarily due to the impacts of an overall decrease in input costs partially offset by an increase in operating expenses as a percentage of net revenue, which increased as a result of a decline in CSG net revenue that outpaced the impact of cost management measures.

OTHER BALANCE SHEET ITEMS

Accounts Receivable

We sell products and services directly to customers and through a variety of sales channels, including retail distribution. Our accounts receivable, net, was $9.4 billion and $12.5 billion as of May 5, 2023 and February 3, 2023, respectively. The reduction in accounts receivable, net primarily reflects the decline in net revenue coupled with strong collections during the quarter. We maintain an allowance for expected credit losses to cover receivables that may be deemed uncollectible. The allowance for expected credit losses is an estimate based on an analysis of historical loss experience, current receivables aging, and management’s assessment of current conditions and its reasonable and supportable expectation of future conditions, as well as specific identifiable customer accounts that are deemed at risk. As of May 5, 2023 and February 3, 2023, the allowance for expected credit losses was $77 million and $78 million, respectively. Based on our assessment, we believe that we are adequately reserved for expected credit losses. We are monitoring the impact of current economic conditions and the aging of our accounts receivable on our expected losses and have not experienced deterioration in delinquency or loss rates. We will continue to take actions, where necessary, to reduce our exposure to credit losses.

Dell Financial Services and Financing Receivables

We offer or arrange various financing options and services for our customers globally, including through captive financing operations. DFS originates, collects, and services customer receivables primarily related to the purchase of our product, software, and service solutions. We further strengthen customer relationships through flexible consumption models, including utility, subscription, and as-a-Service models, which enable us to offer our customers the option to pay over time to provide them with financial flexibility to meet their changing technological requirements. We have historically seen an increasing interest in our various financing options during times of macroeconomic uncertainty. New financing originations were $1.8 billion and $2.1 billion for the first quarter of Fiscal 2024 and Fiscal 2023, respectively.

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

As of May 5, 2023 and February 3, 2023, our financing receivables, net were $10.5 billion and $10.9 billion, respectively. We maintain an allowance to cover expected financing receivable credit losses and evaluate credit loss expectations based on our total portfolio. For both the first quarter of Fiscal 2024 and Fiscal 2023, the principal charge-off rate for our financing receivables portfolio was 0.5%. The credit quality of our financing receivables has improved in recent years as the mix of high-quality commercial accounts in our portfolio has continued to increase. We continue to monitor broader economic indicators and their potential impact on future credit loss performance. We have an extensive process to manage our exposure to customer credit risk, including active management of credit lines and our collection activities. We also sell selected fixed-term financing receivables without recourse to unrelated third parties on a periodic basis, primarily to manage certain concentrations of customer credit exposure.  Based on our assessment of the customer financing receivables, we believe that we are adequately reserved.

We retain a residual interest in equipment leased under our lease programs. As of May 5, 2023 and February 3, 2023, the residual interest recorded as part of financing receivables was $147 million and $142 million, respectively. The amount of the residual interest is established at the inception of the lease based upon estimates of the value of the equipment at the end of the lease term using historical studies, industry data, and future value-at-risk demand valuation methods. On a quarterly basis, we assess the carrying amount of our recorded residual values for expected losses. Generally, expected losses as a result of residual value risk on equipment under lease are not considered to be significant primarily because of the existence of a secondary market with respect to the equipment. Further, the lease agreement defines applicable return conditions and remedies for non-compliance to ensure that the leased equipment will be in good operating condition upon return. No expected losses were recorded related to residual assets during the first quarter of Fiscal 2024 and Fiscal 2023.

As of May 5, 2023 and February 3, 2023, equipment under operating leases, net was $2.2 billion and $2.2 billion, respectively. We assess the carrying amount of the equipment under operating leases for impairment whenever events or circumstances may indicate that an impairment has occurred. No material impairment losses were recorded related to such equipment during the first quarter of Fiscal 2024 and Fiscal 2023.

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

The following table presents our cash and cash equivalents as well as our available borrowings as of the dates indicated:

	May 5, 2023	February 3, 2023

	(in millions)
Cash and cash equivalents, and available borrowings:
Cash and cash equivalents	$7,631	$8,607
Remaining available borrowings under 2021 Revolving Credit Facility	5,999	5,999
Total cash, cash equivalents, and available borrowings	$13,630	$14,606

During the first quarter of Fiscal 2024, cash and cash equivalents decreased by $1.0 billion primarily as a result of the repayment of senior notes, the return of capital to our stockholders, and capital expenditures, partially offset by cash flows from operations.

As of May 5, 2023, our 2021 Revolving Credit Facility had a maximum capacity of $6.0 billion. Available borrowings under this facility are reduced by draws on the facility and outstanding letters of credit. As of May 5, 2023, there were no borrowings outstanding under the facility and remaining available borrowings totaled approximately $6.0 billion. The 2021 Revolving Credit Facility also acts as a backstop to provide liquidity support for our commercial paper program.

During Fiscal 2023, we established a commercial paper program under which we may issue unsecured notes in a maximum aggregate face amount of $5.0 billion outstanding at any time, with maturities up to 397 days from the date of issue. As of May 5, 2023, we had no outstanding borrowings under the program.

We may regularly use our available borrowings from the 2021 Revolving Credit Facility and issuances under the commercial paper program on a short-term basis for general corporate purposes. See Note 6 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information about our debt.

Debt

The following table presents our outstanding debt as of the dates indicated:

	May 5, 2023	Change	February 3, 2023

	(in millions)
Core debt
Senior Notes	$17,250	$(1,050)	$18,300
Legacy Notes and Debentures	952	—	952
DFS allocated debt	(973)	223	(1,196)
Total core debt	17,229	(827)	18,056
DFS related debt
DFS debt	10,157	(133)	10,290
DFS allocated debt	973	(223)	1,196
Total DFS related debt	11,130	(356)	11,486
Other	336	11	325
Total debt, principal amount	28,695	(1,172)	29,867
Carrying value adjustments	(263)	16	(279)
Total debt, carrying value	$28,432	$(1,156)	$29,588

The outstanding principal amount of our debt decreased $1.2 billion to $28.7 billion as of May 5, 2023, driven primarily by the prepayment of $1.0 billion principal amount of senior notes.

We define core debt as the total principal amount of our debt, less DFS related debt and other debt. Our core debt was $17.2 billion and $18.1 billion as of May 5, 2023 and February 3, 2023, respectively. See Note 6 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information about our debt.

DFS related debt primarily represents debt from our securitization and structured financing programs. Our risk of loss under these programs is limited to transferred lease and loan payments and associated equipment, as the credit holders have no recourse to Dell Technologies.

To fund expansion of the DFS business, we balance the use of the securitization and structured financing programs with other sources of liquidity. We approximate the amount of our core debt used to fund the DFS business by applying a 7:1 debt-to-equity ratio to the sum of our financing receivables balance and equipment under our DFS operating leases, net. The debt-to-equity ratio is based on the underlying credit quality of the assets. See Note 4 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information about our DFS debt.

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

Cash Flows

The following table presents a summary of our Condensed Consolidated Statements of Cash Flows for the periods indicated:

	Three Months Ended
	May 5, 2023	April 29, 2022

	(in millions)
Net change in cash from:
Operating activities	$1,777	$(269)
Investing activities	(684)	(720)
Financing activities	(2,002)	(1,706)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(58)	(111)
Change in cash, cash equivalents, and restricted cash	$(967)	$(2,806)

Operating Activities — Cash provided by operating activities was $1.8 billion during the first quarter of Fiscal 2024, which primarily reflected strong working capital performance as we reduced inventory and accounts receivable. The impact of strong working capital performance was partially offset by the effect of a decline in revenue and annual incentive-based personnel-related payments. During the first quarter of Fiscal 2023, cash used by operating activities was $0.3 billion driven by seasonal sales trends affecting parts of our business and annual incentive-based personnel-related payments.

Investing Activities — Investing activities primarily consist of cash used to fund capital expenditures for property, plant, and equipment inclusive of equipment under DFS operating leases and equipment used to support our as-a-Service offerings, which we refer to collectively as revenue-generating assets. Additional activities include capitalized software development costs, acquisitions and divestitures, and the maturities, sales, and purchases of investments. Cash used in investing activities was $0.7 billion during both the first quarter of Fiscal 2024 and Fiscal 2023 and was primarily applied to capital expenditures.

Financing Activities — Financing activities primarily consist of the proceeds and repayments of debt and return of capital to our stockholders. Cash used in financing activities was $2.0 billion during the first quarter of Fiscal 2024 and primarily consisted of principal repayments of our senior notes, repurchases of common stock, inclusive of payments to settle employee tax withholdings on stock-based compensation, and the payment of quarterly dividends. During the first quarter of Fiscal 2023 cash used in financing activities was $1.7 billion and was primarily driven by repurchases of common stock.

DFS Cash Flow Impacts — DFS offerings are initially funded through cash on hand at the time of origination, most of which is subsequently replaced with asset-backed financing. For DFS offerings that qualify as sales-type leases, the initial funding of financing receivables is reflected as an impact to cash flows from operations and is largely subsequently offset by cash proceeds from financing. For operating leases, the initial funding is classified as a capital expenditure and reflected as cash flows used in investing activities. DFS new financing originations were $1.8 billion and $2.1 billion during the first quarter of Fiscal 2024 and Fiscal 2023, respectively. As of May 5, 2023, the Company had $10.5 billion of total net financing receivables and $2.2 billion of equipment under operating leases, net.

Supply Chain Finance Program — We maintain a Supply Chain Finance Program (the "SCF Program”) which enables eligible suppliers to sell receivables due from us to a third-party financial institution at the suppliers’ sole discretion. The SCF Program does not impact the Company's liquidity. Payments by us to participating suppliers are remitted to the financial institution on the original invoice due date. Further, we negotiate payment terms with our suppliers regardless of their decision to participate in the SCF Program. Payments made under the SCF Program are included in cash flows from operating activities on the Condensed Consolidated Statements of Cash Flows. See Note 17 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information regarding the SCF Program.

Capital Commitments

Capital Expenditures — We spent $0.7 billion during both the first quarter of Fiscal 2024 and Fiscal 2023 on property, plant, and equipment and capitalized software development costs. Of total expenditures incurred during both the first quarter of Fiscal 2024 and Fiscal 2023, funding of revenue-generating assets totaled $0.3 billion. Product demand, product mix, the use of contract manufacturers, and ongoing investments in operating and information technology infrastructure influence the level and prioritization of our capital expenditures. Aggregate capital expenditures for Fiscal 2024 are currently expected to total between $3.2 billion and $3.4 billion, of which approximately $1.7 billion are expected to relate to revenue-generating assets.

Repurchases of Common Stock — Effective as of September 23, 2021, our Board of Directors approved a stock repurchase program with no fixed expiration date under which we are authorized to repurchase up to $5 billion of shares of our Class C Common Stock. During the first quarter of Fiscal 2024, the Company repurchased approximately 6.1 million shares of Class C Common Stock for a total purchase price of approximately $0.25 billion. During the first quarter of Fiscal 2023, the Company repurchased approximately 29 million shares of Class C Common Stock for a total purchase price of approximately $1.5 billion.

Dividend Payments — On February 24, 2022, we announced that our Board of Directors adopted a dividend policy providing for our payment of quarterly cash dividends on our common stock at a rate of $0.33 per share per fiscal quarter beginning in the first quarter of Fiscal 2023. On March 2, 2023, the Company announced that the Board of Directors approved a 12% increase in the quarterly dividend rate from $0.33 per share per fiscal quarter to a rate of $0.37 per share per fiscal quarter beginning in the first quarter of Fiscal 2024. During the first quarter of Fiscal 2024 and Fiscal 2023, the Company paid $276 million and $248 million, respectively, in dividends and dividend equivalents.

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

The following table presents summarized results of operations information for the Obligor Group for the period indicated:

Three Months Ended
May 5, 2023
(in millions)
Net revenue (a)	$2,134
Gross margin (b)	882
Operating income	104
Interest and other, net (c)	(943)
Loss before income taxes	$(839)
Net loss attributable to Obligor Group	$(627)
____________________
(a) Includes net revenue from services provided and product sales to Non-Obligor Subsidiaries of $192 million and $27 million, respectively.
(b) Includes cost of net revenue from the resale of solutions purchased from Non-Obligor Subsidiaries and the Related Party of $222 million and $95 million, respectively. Includes cost of net revenue from shared services provided by Non-Obligor Subsidiaries of $145 million.
(c) Includes interest expense on intercompany loan payables of $614 million and other expenses from services provided by Non-Obligor Subsidiaries of $42 million.

The following table presents summarized balance sheet information for the Obligor Group as of the dates indicated:

	May 5, 2023	February 3, 2023

	(in millions)
ASSETS
Current assets	$1,986	$2,972
Intercompany receivables	69	595
Due from related party, net	307	312
Short-term intercompany loan receivables	128	227
Total current assets	2,490	4,106
Due from related party, net	442	440
Goodwill and intangible assets	14,707	14,818
Other non-current assets	3,029	3,009
Total assets	$20,668	$22,373
LIABILITIES
Current liabilities	$5,244	$6,611
Due to related party	52	110
Total current liabilities	5,296	6,721
Long-term debt	17,960	17,996
Intercompany loan payables	38,907	38,896
Other non-current liabilities	3,717	3,891
Total liabilities	$65,880	$67,504

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting us, see “Part II — Item 7A — Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended February 3, 2023. Our exposure to market risks has not changed materially from that set forth in our Annual Report.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 5, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of May 5, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended May 5, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

The information required by this item is incorporated herein by reference to the information set forth under the caption “Legal Matters” in Note 10 of the Notes to the Condensed Consolidated Financial Statements included in Part I of this report.

ITEM 1A — RISK FACTORS

In addition to the other information set forth in this report, the risks discussed in “Part I — Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 3, 2023 could materially affect our business, operating results, financial condition, or prospects. The risks described in our Annual Report on Form 10-K and our subsequent SEC reports are not the only risks facing us.  There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that also may materially adversely affect our business, operating results, financial condition, or prospects.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities

The following table presents information with respect to our purchases of Class C Common Stock during the first quarter of Fiscal 2024:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

	(in millions, except per share amounts)
Repurchases from February 4, 2023 to March 3, 2023	1.0	$41.74	1.0	$1,451
Repurchases from March 4, 2023 to March 31, 2023	2.4	$38.16	2.4	$1,361
Repurchases from April 1, 2023 to May 5, 2023	2.7	$42.86	2.7	$1,242
Total	6.1		6.1

This table does not include shares repurchased to satisfy tax withholding obligations in connection with employee equity awards.

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

ITEM 6 — EXHIBITS

Exhibit Number	Description
4.1†
Consent to the Extension of Registration Rights Under the Second Amended and Restated Registration Rights Agreement, dated May 30, 2023, among Dell Technologies Inc. (the “Company”) and SL SPV-2 L.P., Silver Lake Partners IV, L.P., Silver Lake Technology Investors IV, L.P., Silver Lake Partners V DE (AIV), L.P., Silver Lake Technology Investors V, L.P

22.1†	List of Guarantor Subsidiaries and Issuers of Guaranteed Securities
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

Date: June 12, 2023