Form 10-Q
period 2023-08-04
Dell Technologies Inc.
filed 2023-09-12
CIK 1571996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	August 4, 2023
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of September 6, 2023, there were 723,426,643 shares of the registrant’s common stock outstanding, consisting of 254,312,441 outstanding shares of Class C Common Stock, 378,480,523 outstanding shares of Class A Common Stock, and 90,633,679 outstanding shares of Class B Common Stock.

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

DELL TECHNOLOGIES INC.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in millions; unaudited)

	August 4, 2023	February 3, 2023
ASSETS
Current assets:
Cash and cash equivalents	$8,364	$8,607
Accounts receivable, net of allowance of $80 and $78	10,351	12,482
Due from related party, net	404	378
Short-term financing receivables, net of allowance of $72 and $142 (Note 4)	4,807	5,281
Inventories	3,584	4,776
Other current assets	11,047	10,827
Current assets held for sale	442	—
Total current assets	38,999	42,351
Property, plant, and equipment, net	6,252	6,209
Long-term investments	1,331	1,518
Long-term financing receivables, net of allowance of $77 and $59 (Note 4)	5,813	5,638
Goodwill	19,640	19,676
Intangible assets, net	6,060	6,468
Due from related party, net	236	440
Other non-current assets	7,327	7,311
Total assets	$85,658	$89,611
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$6,961	$6,573
Accounts payable	19,969	18,598
Due to related party	1,252	2,067
Accrued and other	6,586	8,874
Short-term deferred revenue	16,174	15,542
Total current liabilities	50,942	51,654
Long-term debt	20,177	23,015
Long-term deferred revenue	14,138	14,744
Other non-current liabilities	3,078	3,223
Total liabilities	$88,335	$92,636
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit):
Common stock and capital in excess of $0.01 par value (Note 13)	$8,554	$8,424
Treasury stock at cost	(4,320)	(3,813)
Accumulated deficit	(6,249)	(6,732)
Accumulated other comprehensive loss	(757)	(1,001)
Total Dell Technologies Inc. stockholders’ equity (deficit)	(2,772)	(3,122)
Non-controlling interests	95	97
Total stockholders’ equity (deficit)	(2,677)	(3,025)
Total liabilities and stockholders’ equity	$85,658	$89,611

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	August 4, 2023	July 29, 2022	August 4, 2023	July 29, 2022
Net revenue:
Products	$16,935	$20,810	$31,971	$41,274
Services	5,999	5,615	11,885	11,267
Total net revenue	22,934	26,425	43,856	52,541
Cost of net revenue (a):
Products	14,002	17,671	26,377	34,680
Services	3,545	3,315	7,074	6,638
Total cost of net revenue	17,547	20,986	33,451	41,318
Gross margin	5,387	5,439	10,405	11,223
Operating expenses:
Selling, general, and administrative	3,517	3,543	6,778	7,096
Research and development	705	626	1,393	1,307
Total operating expenses	4,222	4,169	8,171	8,403
Operating income	1,165	1,270	2,234	2,820
Interest and other, net	(451)	(635)	(815)	(972)
Income before income taxes	714	635	1,419	1,848
Income tax expense	259	129	386	273
Net income	455	506	1,033	1,575
Less: Net loss attributable to non-controlling interests	(7)	(5)	(12)	(8)
Net income attributable to Dell Technologies Inc.	$462	$511	$1,045	$1,583

Earnings per share attributable to Dell Technologies Inc.
Basic	$0.64	$0.69	$1.44	$2.12
Diluted	$0.63	$0.68	$1.42	$2.06

(a) Includes related party cost of net revenue as follows (Note 15):
Products	$384	$426	$591	$681
Services	$880	$762	$1,756	$1,471

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended		Six Months Ended
	August 4, 2023	July 29, 2022	August 4, 2023	July 29, 2022
Net income	$455	$506	$1,033	$1,575

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(6)	(138)	25	(424)
Cash flow hedges:
Change in unrealized gains	49	166	59	538
Reclassification adjustment for net (gains) losses included in net income	68	(306)	159	(402)
Net change in cash flow hedges	117	(140)	218	136
Pension and other postretirement plans:
Recognition of actuarial net gains (losses) from pension and other postretirement plans	—	(4)	1	13
Net change in actuarial net gains from pension and other postretirement plans	—	(4)	1	13

Total other comprehensive income (loss), net of tax expense (benefit) of $7 and $(8), respectively, and $12 and $8, respectively	111	(282)	244	(275)
Comprehensive income, net of tax	566	224	1,277	1,300
Less: Net loss attributable to non-controlling interests	(7)	(5)	(12)	(8)
Less: Other comprehensive loss attributable to non-controlling interests	—	(1)	—	(1)
Comprehensive income attributable to Dell Technologies Inc.	$573	$230	$1,289	$1,309

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Six Months Ended
	August 4, 2023	July 29, 2022
Cash flows from operating activities:
Net income	$1,033	$1,575
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,640	1,470
Stock-based compensation expense	448	468
Deferred income taxes	(194)	(382)
Other, net	480	449
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	1,982	(926)
Financing receivables	(130)	78
Inventories	1,050	(113)
Other assets and liabilities	(2,248)	(1,710)
Due from/to related party, net	(610)	(84)
Accounts payable	1,427	(1,700)
Deferred revenue	113	1,330
Change in cash from operating activities	4,991	455
Cash flows from investing activities:
Purchases of investments	(113)	(80)
Maturities and sales of investments	127	68
Capital expenditures and capitalized software development costs	(1,325)	(1,497)
Other	22	11
Change in cash from investing activities	(1,289)	(1,498)
Cash flows from financing activities:
Proceeds from the issuance of common stock	4	5
Repurchases of common stock	(500)	(2,118)
Repurchases of common stock for employee tax withholdings	(312)	(358)
Payments of dividends and dividend equivalents	(545)	(490)
Proceeds from debt	4,655	6,465
Repayments of debt	(7,082)	(6,242)
Debt-related costs and other, net	(49)	(14)
Change in cash from financing activities	(3,829)	(2,752)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(117)	(194)
Change in cash, cash equivalents, and restricted cash	(244)	(3,989)
Cash, cash equivalents, and restricted cash at beginning of the period	8,894	10,082
Cash, cash equivalents, and restricted cash at the end of the period	$8,650	$6,093
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in millions, except per share amounts; continued on next page; unaudited)

	Common Stock and Capital in Excess of Par Value		Treasury Stock
Three Months Ended August 4, 2023	Issued Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Dell Technologies Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Stockholders’ Equity (Deficit)
Balances as of May 5, 2023	817	$8,339	88	$(4,064)	$(6,430)	$(868)	$(3,023)	$99	$(2,924)
Net income (loss)	—	—	—	—	462	—	462	(7)	455
Dividends and dividend equivalents declared ($0.37 per common share)	—	—	—	—	(281)	—	(281)	—	(281)
Foreign currency translation adjustments	—	—	—	—	—	(6)	(6)	—	(6)
Cash flow hedges, net change	—	—	—	—	—	117	117	—	117
Issuance of common stock, net of shares repurchased for employee tax withholding	—	(4)	—	—	—	—	(4)	—	(4)
Stock-based compensation expense	—	215	—	—	—	—	215	8	223
Repurchases of common stock	—	—	5	(256)	—	—	(256)	—	(256)
Impact from equity transactions of non-controlling interests	—	4	—	—	—	—	4	(5)	(1)
Balances as of August 4, 2023	817	$8,554	93	$(4,320)	$(6,249)	$(757)	$(2,772)	$95	$(2,677)

	Common Stock and Capital in Excess of Par Value		Treasury Stock
Six Months Ended August 4, 2023	Issued Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Dell Technologies Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Stockholders’ Equity (Deficit)
Balances as of February 3, 2023	798	$8,424	82	$(3,813)	$(6,732)	$(1,001)	$(3,122)	$97	$(3,025)
Net income (loss)	—	—	—	—	1,045	—	1,045	(12)	1,033
Dividends and dividend equivalents declared ($0.74 per common share)	—	—	—	—	(562)	—	(562)	—	(562)
Foreign currency translation adjustments	—	—	—	—	—	25	25	—	25
Cash flow hedges, net change	—	—	—	—	—	218	218	—	218
Pension and other post-retirement	—	—	—	—	—	1	1	—	1
Issuance of common stock, net of shares repurchased for employee tax withholding	19	(303)	—	—	—	—	(303)	—	(303)
Stock-based compensation expense	—	433	—	—	—	—	433	15	448
Repurchases of common stock	—	—	11	(507)	—	—	(507)	—	(507)
Impact from equity transactions of non-controlling interests	—	—	—	—	—	—	—	(5)	(5)
Balances as of August 4, 2023	817	$8,554	93	$(4,320)	$(6,249)	$(757)	$(2,772)	$95	$(2,677)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(continued; in millions, except per share amounts; unaudited)

	Common Stock and Capital in Excess of Par Value		Treasury Stock
Three Months Ended July 29, 2022	Issued Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Dell Technologies Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Stockholders’ Equity (Deficit)
Balances as of April 29, 2022	795	$7,777	48	$(2,446)	$(7,369)	$(424)	$(2,462)	$107	$(2,355)
Net income (loss)	—	—	—	—	511	—	511	(5)	506
Dividends and dividend equivalents declared ($0.33 per common share)	—	—	—	—	(248)	—	(248)	—	(248)
Foreign currency translation adjustments	—	—	—	—	—	(137)	(137)	(1)	(138)
Cash flow hedges, net change	—	—	—	—	—	(140)	(140)	—	(140)
Pension and other post-retirement	—	—	—	—	—	(4)	(4)	—	(4)
Issuance of common stock, net of shares repurchased for employee tax withholding	1	(5)	—	—	—	—	(5)	—	(5)
Stock-based compensation expense	—	227	—	—	—	—	227	9	236
Repurchases of common stock	—	—	14	(608)	—	—	(608)	—	(608)
Impact from equity transactions of non-controlling interests	—	6	—	—	—	—	6	(5)	1
Balances as of July 29, 2022	796	$8,005	62	$(3,054)	$(7,106)	$(705)	$(2,860)	$105	$(2,755)

	Common Stock and Capital in Excess of Par Value		Treasury Stock

Six Months Ended July 29, 2022	Issued Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Dell Technologies Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Stockholders’ Equity (Deficit)
Balances as of January 28, 2022	777	$7,898	20	$(964)	$(8,188)	$(431)	$(1,685)	$105	$(1,580)
Net income (loss)	—	—	—	—	1,583	—	1,583	(8)	1,575
Dividends and dividend equivalents declared ($0.66 per common share)	—	—	—	—	(501)	—	(501)	—	(501)
Foreign currency translation adjustments	—	—	—	—	—	(423)	(423)	(1)	(424)
Cash flow hedges, net change	—	—	—	—	—	136	136	—	136
Pension and other post-retirement	—	—	—	—	—	13	13	—	13
Issuance of common stock, net of shares repurchased for employee tax withholding	19	(344)	—	—	—	—	(344)	—	(344)
Stock-based compensation expense	—	451	—	—	—	—	451	17	468
Repurchases of common stock	—	—	42	(2,090)	—	—	(2,090)	—	(2,090)
Impact from equity transactions of non-controlling interests	—	—	—	—	—	—	—	(8)	(8)
Balances as of July 29, 2022	796	$8,005	62	$(3,054)	$(7,106)	$(705)	$(2,860)	$105	$(2,755)
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

Basis of Presentation — The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes filed with the U.S. Securities and Exchange Commission (“SEC”) in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2023. These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company as of August 4, 2023 and February 3, 2023, the results of its operations, corresponding comprehensive income, and changes in stockholders’ equity for the three and for the six months ended August 4, 2023 and July 29, 2022, and its cash flows for the six months ended August 4, 2023 and July 29, 2022.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and the accompanying Notes. Actual results could differ materially from those estimates. The results of the Company’s operations, corresponding comprehensive income, and changes in stockholders’ equity for the three and six months ended August 4, 2023 and July 29, 2022, and its cash flows for the six months ended August 4, 2023 and July 29, 2022 are not necessarily indicative of the results to be expected for the full fiscal year or for any other fiscal period.

The Company’s fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. The fiscal year ended February 3, 2023 (“Fiscal 2023”) was a 53-week period while the fiscal year ending February 2, 2024 (“Fiscal 2024”) will be a 52-week period.

Principles of Consolidation — These Condensed Consolidated Financial Statements include the accounts of Dell Technologies Inc. and its wholly-owned subsidiaries, and the accounts of SecureWorks Corp. (“Secureworks”), which is majority-owned by Dell Technologies. All intercompany transactions have been eliminated.

Secureworks — As of August 4, 2023 and February 3, 2023, the Company held approximately 81.2% and 82.6%, respectively, of the outstanding equity interest in Secureworks. The portion of the results of operations of Secureworks allocable to its other owners is shown as net loss attributable to the non-controlling interests in the Condensed Consolidated Statements of Income, as an adjustment to net income attributable to Dell Technologies stockholders. The non-controlling interests’ share of equity in Secureworks is reflected as a component of the non-controlling interests in the Condensed Consolidated Statements of Financial Position and was $95 million and $97 million as of August 4, 2023 and February 3, 2023, respectively.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Other Events — On July 12, 2023, the Company entered into a definitive agreement with Comenity Capital Bank, a subsidiary of Bread Financial Holdings, Inc. (“Bread”) to establish a new U.S. Dell Preferred Account program under which transactions will be originated, owned, serviced, and collected by Bread. Under the definitive agreement, the Company will also sell its U.S. consumer revolving customer receivables portfolio. Upon the completion of the sale, such receivables will be serviced by Bread and the Company will have no continuing involvement. The transaction is expected to close in the third quarter of Fiscal 2024, subject to customary closing conditions.

In accordance with applicable accounting guidance, the Company concluded that the U.S. consumer revolving customer financing receivables have met the criteria to be classified as held for sale as of August 4, 2023. Accordingly, the Company reclassified $389 million, net of allowance, to current assets held for sale on the Condensed Consolidated Statements of Financial Position as of August 4, 2023. See Note 4 of the Notes to the Condensed Consolidated Financial Statements for more information.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 2 — FAIR VALUE MEASUREMENTS

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

	August 4, 2023				February 3, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

	(in millions)
Assets:
Money market funds	$4,568	$—	$—	$4,568	$4,301	$—	$—	$4,301
Marketable equity and other securities	5	—	—	5	33	—	—	33
Derivative instruments	—	185	—	185	—	295	—	295
Total assets	$4,573	$185	$—	$4,758	$4,334	$295	$—	$4,629
Liabilities:
Derivative instruments	$—	$76	$—	$76	$—	$460	$—	$460
Total liabilities	$—	$76	$—	$76	$—	$460	$—	$460

The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value.

Money Market Funds — The Company’s investment in money market funds that are classified as cash equivalents hold underlying investments with a weighted average maturity of 90 days or less and are recognized at fair value. The valuations of these securities are based on quoted prices in active markets for identical assets, when available, or pricing models whereby all significant inputs are observable or can be derived from or corroborated by observable market data. The Company reviews security pricing and assesses money market fund liquidity on a quarterly basis. As of August 4, 2023, the Company’s portfolio had no material exposure to money market funds with a fluctuating net asset value.

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

Deferred Compensation Plans — The Company offers deferred compensation plans for eligible employees, which allow participants to defer a portion of their compensation. Assets were the same as liabilities associated with the plans at approximately $197 million and $179 million as of August 4, 2023 and February 3, 2023, respectively, and are included in other assets and other liabilities on the Condensed Consolidated Statements of Financial Position. The net impact to the Condensed Consolidated Statements of Income is not material since changes in the fair value of the assets substantially offset changes in the fair value of the liabilities. As such, assets and liabilities associated with these plans have not been included in the recurring fair value table above.

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

As of August 4, 2023 and February 3, 2023, the Company held strategic investments in non-marketable equity and other securities of $1.2 billion and $1.3 billion, respectively. As these investments represent early-stage companies without readily determinable fair values, they are not included in the recurring fair value table above. See Note 3 of the Notes to the Condensed Consolidated Financial Statements for additional information about the Company’s strategic investments.

Carrying Value and Estimated Fair Value of Outstanding Debt — The following table presents the carrying value and estimated fair value of the Company’s outstanding debt as described in Note 6 of the Notes to the Condensed Consolidated Financial Statements, including the current portion, as of the dates indicated:

	August 4, 2023		February 3, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value

	(in billions)
Senior Notes	$16.0	$15.8	$18.1	$18.2
Legacy Notes and Debentures	$0.9	$1.0	$0.9	$1.0
DFS Debt	$10.0	$9.6	$10.3	$9.9

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

As of both August 4, 2023 and February 3, 2023, total investments were $1.6 billion.

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

Carrying Value of Equity and Other Securities

The following table presents the cost, cumulative unrealized gains, cumulative unrealized losses, and carrying value of the Company's strategic investments in marketable and non-marketable equity securities as of the dates indicated:

	August 4, 2023				February 3, 2023
	Cost	Unrealized Gain	Unrealized Loss	Carrying Value	Cost	Unrealized Gain	Unrealized Loss	Carrying Value

	(in millions)
Marketable	$12	$19	$(26)	$5	$56	$17	$(40)	$33
Non-marketable	729	660	(146)	1,243	714	651	(100)	1,265
Total equity and other securities	$741	$679	$(172)	$1,248	$770	$668	$(140)	$1,298

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Gains and Losses on Equity and Other Securities

The following table presents unrealized gains and losses on marketable and non-marketable equity and other securities for the periods indicated:

	Three Months Ended		Six Months Ended
	August 4, 2023	July 29, 2022	August 4, 2023	July 29, 2022

	(in millions)
Marketable securities:
Unrealized gain	$1	$7	$1	$7
Unrealized loss	—	(1)	(23)	(19)
Net unrealized gain (loss)	1	6	(22)	(12)
Non-marketable securities:
Unrealized gain	—	51	9	72
Unrealized loss	(41)	(320)	(46)	(320)
Net unrealized loss (a)	(41)	(269)	(37)	(248)
Net unrealized loss on equity and other securities	$(40)	$(263)	$(59)	$(260)
____________________
(a) For all periods presented, net unrealized losses on non-marketable securities were primarily attributable to impairments. During the three and six months ended July 29, 2022, the Company recognized $310 million of impairments on equity and other securities, which was generally in line with extended public equity market declines.

Fixed Income Debt Securities

The Company has fixed income debt securities carried at amortized cost which are held as collateral for borrowings. The Company intends to hold the investments to maturity. As of August 4, 2023, the Company held $226 million in fixed income debt securities which will mature within one year and $83 million in fixed income debt securities which will mature within two to five years.

The following table summarizes the Company’s debt securities as of the dates indicated:

	August 4, 2023				February 3, 2023
	Cost	Unrealized Gain	Unrealized Loss	Carrying Value	Cost	Unrealized Gain	Unrealized Loss	Carrying Value

	(in millions)
Fixed income debt securities	$339	$55	$(85)	$309	$348	$65	$(95)	$318

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 4 — FINANCIAL SERVICES

The Company offers or arranges various financing options and alternative payment structures for its customers globally. Alternative payment structures consist of various flexible consumption models, including utility, subscription, and as-a-Service models.

Financing options are offered to our customers primarily through Dell Financial Services and its affiliates (“DFS”). The Company also arranges financing for some of its customers in various countries where DFS does not currently operate as a captive enterprise. The key activities of DFS include originating, collecting, and servicing customer financing arrangements primarily related to the purchase or use of Dell Technologies products and services. In some cases, DFS also offers financing for the purchase of third-party technology products that complement the Dell Technologies portfolio of products and services. New financing originations were $2.4 billion and $2.3 billion for the three months ended August 4, 2023 and July 29, 2022, respectively, and $4.2 billion and $4.4 billion for the six months ended August 4, 2023 and July 29, 2022, respectively.

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

As described in Note 1 to the Notes to the Condensed Consolidated Financial Statements, on July 12, 2023, the Company entered into a definitive agreement with Comenity Capital Bank, a subsidiary of Bread Financial Holdings, Inc., to establish a new U.S. DPA program under which transactions will be originated, owned, serviced, and collected by Bread. Under the definitive agreement, the Company will also sell its U.S. consumer revolving customer receivables portfolio. Upon the completion of the sale, such receivables will be serviced by Bread and the Company will have no continuing involvement. The transaction is expected to close in the third quarter of Fiscal 2024, subject to customary closing conditions.

In accordance with applicable accounting guidance, the Company concluded that the U.S. consumer revolving customer financing receivables have met the criteria to be classified as held for sale as of August 4, 2023. Accordingly, the Company reclassified $389 million, net of allowance, to current assets held for sale on the Condensed Consolidated Statements of Financial Position as of August 4, 2023.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Financing Receivables

The following table presents the components of the Company’s financing receivables segregated by portfolio segment as of the dates indicated:

	August 4, 2023			February 3, 2023
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total

	(in millions)
Financing receivables, net:
Customer receivables, gross (a) (b)	$180	$10,439	$10,619	$685	$10,293	$10,978
Allowances for losses	(9)	(140)	(149)	(88)	(113)	(201)
Customer receivables, net	171	10,299	10,470	597	10,180	10,777
Residual interest	—	150	150	—	142	142
Financing receivables, net	$171	$10,449	$10,620	$597	$10,322	$10,919
Short-term	$171	$4,636	$4,807	$597	$4,684	$5,281
Long-term	$—	$5,813	$5,813	$—	$5,638	$5,638
____________________
(a)    Customer receivables, gross include amounts due from customers under revolving loans, fixed-term loans, fixed-term leases, and accrued interest.
(b)    The decrease in revolving customer financing receivables is attributable to the reclassification of the U.S. consumer revolving portfolio to current assets held for sale, as described above.

The following table presents the changes in allowance for financing receivable losses for the periods indicated:

	Three Months Ended
	August 4, 2023			July 29, 2022
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total

	(in millions)
Allowance for financing receivable losses:
Balances at beginning of period	$84	$135	$219	$94	$87	$181
Charge-offs, net of recoveries	(16)	(1)	(17)	(12)	(2)	(14)
Provision charged to income statement	15	6	21	9	7	16
Held for sale adjustment	(74)	—	(74)	—	—	—
Balances at end of period	$9	$140	$149	$91	$92	$183

	Six Months Ended
	August 4, 2023			July 29, 2022
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total

	(in millions)
Allowance for financing receivable losses:
Balances at beginning of period	$88	$113	$201	$102	$87	$189
Charge-offs, net of recoveries	(33)	(2)	(35)	(25)	(4)	(29)
Provision charged to income statement	28	29	57	14	9	23
Held for sale adjustment	(74)	—	(74)	—	—	—
Balances at end of period	$9	$140	$149	$91	$92	$183

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

Aging

The following table presents the aging of the Company’s customer financing receivables, gross, including accrued interest, segregated by class, as of the dates indicated:

	August 4, 2023				February 3, 2023
	Current	Past Due 1 — 90 Days	Past Due >90 Days	Total	Current	Past Due 1 — 90 Days	Past Due >90 Days	Total

	(in millions)
Revolving — DPA	$7	$—	$—	$7	$457	$34	$17	$508
Revolving — DBC	151	18	4	173	154	19	4	177
Fixed-term — Consumer and Commercial	9,412	969	58	10,439	9,309	927	57	10,293
Total customer receivables, gross	$9,570	$987	$62	$10,619	$9,920	$980	$78	$10,978

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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Credit Quality

The following tables present customer receivables, gross, including accrued interest, by credit quality indicator, segregated by class, as of the dates indicated:

	August 4, 2023
	Fixed-term — Consumer and Commercial
	Fiscal Year of Origination
	2024	2023	2022	2021	2020	Years Prior	Revolving — DPA	Revolving — DBC	Total

	(in millions)
Higher	$1,997	$2,453	$1,267	$617	$206	$10	$1	$45	$6,596
Mid	611	1,205	480	214	63	5	3	50	2,631
Lower	288	615	266	99	40	3	3	78	1,392
Total	$2,896	$4,273	$2,013	$930	$309	$18	$7	$173	$10,619

	February 3, 2023
	Fixed-term — Consumer and Commercial
	Fiscal Year of Origination
	2023	2022	2021	2020	2019	Years Prior	Revolving — DPA	Revolving — DBC	Total

	(in millions)
Higher	$3,210	$1,805	$914	$343	$37	$1	$123	$44	$6,477
Mid	1,242	631	362	119	17	1	136	54	2,562
Lower	1,017	364	157	65	7	1	249	79	1,939
Total	$5,469	$2,800	$1,433	$527	$61	$3	$508	$177	$10,978

The categories shown in the tables above segregate customer receivables based on the relative degrees of credit risk. The credit quality indicators for DPA revolving accounts are measured primarily as of each quarter-end date, while all other indicators are generally updated on a periodic basis.

For DPA revolving receivables, the Company makes credit decisions based on proprietary scorecards, which include the customer’s credit history, payment history, credit usage, and other credit agency-related elements. The higher quality category includes prime accounts generally comparable to U.S. customer FICO scores of 720 or above. The mid category represents the mid-tier accounts that are comparable to U.S. customer FICO scores from 660 to 719. The lower category is generally sub-prime and represents accounts that are comparable to U.S. customer FICO scores below 660. For the DBC revolving receivables and fixed-term commercial receivables shown in the table above, an internal grading system is utilized that assigns a credit level score based on a number of considerations, including liquidity, operating performance, and industry outlook. The grading criteria and classifications for the fixed-term products differ from those for the revolving products as loss experience varies between these product and customer groups. The credit quality categories cannot be compared between the different classes as loss experience varies substantially between the classes.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Leases

The following table presents net revenue, cost of net revenue, and gross margin recognized at the commencement date of sales-type leases for the periods indicated:

	Three Months Ended		Six Months Ended
	August 4, 2023	July 29, 2022	August 4, 2023	July 29, 2022

	(in millions)
Net revenue — products	$292	$219	$539	$439
Cost of net revenue — products	192	164	388	368
Gross margin — products	$100	$55	$151	$71

The following table presents the future maturity of the Company’s fixed-term customer leases and associated financing payments, and reconciles the undiscounted cash flows to the customer receivables, gross recognized on the Condensed Consolidated Statement of Financial Position as of the date indicated:

August 4, 2023
(in millions)
Fiscal 2024 (remaining six months)	$1,445
Fiscal 2025	2,063
Fiscal 2026	1,540
Fiscal 2027	822
Fiscal 2028 and beyond	297
Total undiscounted cash flows	6,167
Fixed-term loans	5,163
Revolving loans	180
Less: Unearned income	(891)
Total customer receivables, gross	$10,619

Operating Leases

The Company’s operating leases primarily consist of DFS captive fixed-term leases and contractually committed embedded leases identified within flexible consumption arrangements.

The following table presents the components of the Company’s operating lease portfolio included in property, plant, and equipment, net as of the dates indicated:

	August 4, 2023	February 3, 2023

	(in millions)
Equipment under operating lease, gross	$3,833	$3,725
Less: Accumulated depreciation	(1,687)	(1,517)
Equipment under operating lease, net	$2,146	$2,208

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents operating lease income related to lease payments and depreciation expense for the Company’s operating lease portfolio for the periods indicated:

	Three Months Ended		Six Months Ended
	August 4, 2023	July 29, 2022	August 4, 2023	July 29, 2022

	(in millions)
Income related to lease payments	$330	$253	$651	$485
Depreciation expense	$236	$194	$469	$359

The following table presents the future payments to be received by the Company as lessor in operating lease contracts as of the date indicated:

August 4, 2023
(in millions)
Fiscal 2024 (remaining six months)	$623
Fiscal 2025	918
Fiscal 2026	544
Fiscal 2027	192
Fiscal 2028 and beyond	71
Total	$2,348

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
The following table presents DFS debt as of the dates indicated and excludes the allocated portion of the Company’s other borrowings, which represents the additional amount considered to fund the DFS business:

	August 4, 2023	February 3, 2023

DFS debt	(in millions)
DFS U.S. debt:
Asset-based financing and securitization facilities	$3,067	$3,987
Fixed-term securitization offerings	3,471	2,679
Other	58	76
Total DFS U.S. debt	6,596	6,742
DFS international debt:
Securitization facility	793	790
Other borrowings	762	871
Note payable	250	250
Dell Bank senior unsecured eurobonds	1,642	1,637
Total DFS international debt	3,447	3,548
Total DFS debt	$10,043	$10,290
Total short-term DFS debt	$5,801	$5,400
Total long-term DFS debt	$4,242	$4,890

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
DFS U.S. Debt

Asset-Based Financing and Securitization Facilities — The Company maintains separate asset-based financing facilities and a securitization facility in the United States, which are revolving facilities for fixed-term leases and loans and for revolving loans, respectively. This debt is collateralized solely by the U.S. loan and lease payments and associated equipment in the facilities. The debt has a variable interest rate and the duration of the debt is based on the terms of the underlying loan and lease payment streams. As of August 4, 2023, the total debt capacity related to the U.S. asset-based financing and securitization facilities was $5.6 billion. The Company enters into interest swap agreements to effectively convert a portion of this debt from a floating rate to a fixed rate. See Note 7 of the Notes to the Condensed Consolidated Financial Statements for additional information about interest rate swaps.

The Company’s two U.S. asset-based financing facilities for fixed-term leases and loans are effective through July 7, 2025 and June 21, 2024, respectively. The Company’s U.S. securitization facility for revolving loans is effective through June 25, 2025. The Company intends to pay down the U.S. securitization facility for revolving loans prior to the close of the U.S. consumer revolving customer receivables portfolio sale described above.

The asset-based financing and securitization facilities contain standard structural features related to the performance of the funded receivables, which include defined credit losses, delinquencies, average credit scores, and minimum collection requirements. In the event one or more of these criteria are not met and the Company is unable to restructure the facility, no further funding of receivables will be permitted and the timing of the Company’s expected cash flows from over-collateralization will be delayed. As of August 4, 2023, these criteria were met.

Fixed-Term Securitization Offerings — The Company periodically issues asset-backed debt securities under fixed-term securitization programs to private investors. The asset-backed debt securities are collateralized solely by the U.S. fixed-term lease and loan payments and associated equipment, which are held by Special Purpose Entities (“SPEs”), as discussed below. The interest rate on these securities is fixed and ranges from 0.43% to 6.80% per annum as of August 4, 2023, and the duration of these securities is based on the terms of the underlying lease and loan payment streams.

DFS International Debt

Securitization Facility — The Company maintains a securitization facility in Europe for fixed-term leases and loans. The debt under this facility has a variable interest rate, and the duration of the debt is based on the terms of the underlying loan and lease payment streams. This facility is effective through December 23, 2024 and had a total debt capacity of $876 million as of August 4, 2023.

The securitization facility contains standard structural features related to the performance of the securitized receivables, which include defined credit losses, delinquencies, average credit scores, and minimum collection requirements. In the event one or more of these criteria are not met and the Company is unable to restructure the program, no further funding of receivables will be permitted and the timing of the Company’s expected cash flows from over-collateralization will be delayed. As of August 4, 2023, these criteria were met.

Other Borrowings — In connection with the Company’s international financing operations, the Company has entered into revolving structured financing debt programs related to its fixed-term lease and loan products sold in Canada, Europe, Australia, New Zealand, and the Middle East. The debt under these programs has a variable interest rate, and the duration of the debt is based on the terms of the underlying loan and lease payment streams. The Canadian facility, which is collateralized solely by Canadian loan and lease payments and associated equipment, had a total debt capacity of $337 million as of August 4, 2023 and is effective through January 16, 2025. The European facility, which is collateralized solely by European loan and lease payments and associated equipment, had a total debt capacity of $657 million as of August 4, 2023 and is effective through June 14, 2025. The Australia and New Zealand facility, which is collateralized solely by Australia and New Zealand loan and lease payments and associated equipment, had a total debt capacity of $295 million as of August 4, 2023 and is effective through April 20, 2025. The Middle East facility, which is collateralized solely by Middle East loan and lease payments and associated equipment, had a total debt capacity of $150 million as of August 4, 2023 and is effective through March 24, 2025.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note Payable — On May 25, 2022, the Company entered into an unsecured credit agreement to fund receivables in Mexico. As of August 4, 2023, the aggregate principal amount of the note payable was $250 million. The note bears interest at an annual rate of 4.24% and will mature on May 31, 2024.

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

The following table presents the assets and liabilities held by the consolidated VIEs as of the dates indicated, which are included in the Condensed Consolidated Statements of Financial Position:

	August 4, 2023	February 3, 2023

	(in millions)
Assets held by consolidated VIEs
Other current assets	$282	$274
Current assets held for sale	$366	$—
Financing receivables, net of allowance
Short-term	$3,256	$3,702
Long-term	$3,298	$3,295
Property, plant, and equipment, net	$1,142	$1,164
Liabilities held by consolidated VIEs
Debt, net of unamortized debt issuance costs
Short-term	$4,556	$4,761
Long-term	$2,760	$2,685

Lease and loan payments and associated equipment transferred via securitization through SPEs were $1.1 billion and $1.2 billion for the three months ended August 4, 2023 and July 29, 2022, respectively, and $2.6 billion and $2.9 billion for the six months ended August 4, 2023 and July 29, 2022, respectively.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Customer Receivable Sales

To manage certain concentrations of customer credit exposure, the Company may sell selected fixed-term customer receivables to unrelated third parties on a periodic basis, without recourse. The amount of customer receivables sold for this purpose was $187 million and $425 million for the six months ended August 4, 2023 and July 29, 2022, respectively. The Company’s continuing involvement in these customer receivables is primarily limited to servicing arrangements.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 5 — LEASES

The Company enters into leasing transactions in which the Company is the lessee. These lease contracts are typically classified as operating leases. The Company’s lease contracts are generally for office buildings used to conduct its business, and the determination of whether such contracts contain leases generally does not require significant estimates or judgments. The Company also leases certain global logistics warehouses, employee vehicles, and equipment. As of August 4, 2023, the remaining terms of the Company’s leases range from one month to approximately ten years. As of August 4, 2023 and February 3, 2023, there were no material finance leases in which the Company was a lessee.

The Company also enters into leasing transactions in which the Company is the lessor, primarily through customer financing arrangements offered through DFS. DFS originates leases that are primarily classified as either sales-type leases or operating leases. See Note 4 of the Notes to the Condensed Consolidated Financial Statements for more information about the Company’s lessor arrangements.

The following table presents components of lease costs included in the Condensed Consolidated Statements of Income for the periods indicated:

	Three Months Ended		Six Months Ended
	August 4, 2023	July 29, 2022	August 4, 2023	July 29, 2022

	(in millions)
Operating lease costs	$63	$68	$142	$140
Variable costs	19	23	43	48
Total lease costs	$82	$91	$185	$188

For both the six months ended August 4, 2023 and July 29, 2022, sublease income, finance lease costs, and short-term lease costs were immaterial.

The following table presents supplemental information related to operating leases included in the Condensed Consolidated Statements of Financial Position as of the dates indicated:

	Classification	August 4, 2023	February 3, 2023

		(in millions, except for term and discount rate)
Operating lease right-of-use assets	Other non-current assets	$716	$725

Current operating lease liabilities	Accrued and other current liabilities	$255	$260
Non-current operating lease liabilities	Other non-current liabilities	600	630
Total operating lease liabilities		$855	$890

Weighted-average remaining lease term (in years)		4.44	4.95
Weighted-average discount rate		4.12%	3.48%

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents supplemental cash flow information related to leases for the periods indicated:

	Six Months Ended
	August 4, 2023	July 29, 2022

	(in millions)
Cash paid for amounts included in the measurement of lease liabilities — operating cash outflows from operating leases	$153	$156

Right-of-use assets obtained in exchange for new operating lease liabilities	$131	$103

The following table presents the future maturity of the Company’s operating lease liabilities under non-cancelable leases and reconciles the undiscounted cash flows for these leases to the lease liability recognized on the Condensed Consolidated Statements of Financial Position as of the date indicated:

August 4, 2023
(in millions)
Fiscal 2024 (remaining six months)	$131
Fiscal 2025	232
Fiscal 2026	182
Fiscal 2027	145
Fiscal 2028	104
Thereafter	140
Total lease payments	934
Less: Imputed interest	(79)
Total	$855
Current operating lease liabilities	$255
Non-current operating lease liabilities	$600

As of August 4, 2023, the Company’s undiscounted operating leases that had not yet commenced were immaterial.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 6 — DEBT

The following table summarizes the Company’s outstanding debt as of the dates indicated:

	August 4, 2023	February 3, 2023

	(in millions)
Senior Notes:
5.45% due June 2023	$—	$1,000
4.00% due July 2024	1,000	1,000
5.85% due July 2025	1,000	1,000
6.02% due June 2026	3,500	4,500
4.90% due October 2026	1,750	1,750
6.10% due July 2027	500	500
5.25% due February 2028	1,000	1,000
5.30% due October 2029	1,750	1,750
6.20% due July 2030	750	750
5.75% due February 2033	1,000	1,000
8.10% due July 2036	1,000	1,000
3.38% due December 2041	982	1,000
8.35% due July 2046	800	800
3.45% due December 2051	1,099	1,250
Legacy Notes and Debentures:
7.10% due April 2028	300	300
6.50% due April 2038	388	388
5.40% due September 2040	264	264
DFS Debt (Note 4)	10,043	10,290
Other	262	325
Total debt, principal amount	$27,388	$29,867
Unamortized discount, net of unamortized premium	(119)	(133)
Debt issuance costs	(131)	(146)
Total debt, carrying value	$27,138	$29,588
Total short-term debt, carrying value	$6,961	$6,573
Total long-term debt, carrying value	$20,177	$23,015

During the six months ended August 4, 2023, the net decrease in the Company’s debt balance was principally attributable to:
•the repayment of $1 billion principal amount of the 5.45% Senior Notes due June 2023; and
•the repayment of $1 billion principal amount of the 6.02% Senior Notes due June 2026 in a tender offer, in connection with which the Company recognized an immaterial amount of debt extinguishment costs in interest and other, net in the Condensed Consolidated Statement of Income.

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

As of August 4, 2023, the Company had no outstanding borrowings under the 2021 Revolving Credit Facility.

Commercial Paper Program — During Fiscal 2023, the Company established a commercial paper program under which the Company may issue unsecured notes in a maximum aggregate face amount of $5.0 billion outstanding at any time, with maturities up to 397 days from the date of issuance. The notes are sold on customary terms in the U.S. commercial paper market on a private placement basis. The proceeds of the notes are used for general corporate purposes. As of August 4, 2023, the Company had no outstanding borrowings under the commercial paper program.

The Company may purchase, redeem, prepay, refinance, or otherwise retire any amount of outstanding indebtedness under the terms of such indebtedness at any time and from time to time, in open market or negotiated transactions with the holders of such indebtedness or otherwise, as considered appropriate in light of market conditions and other relevant factors.

Covenants — The credit agreement governing the 2021 Revolving Credit Facility and the indentures governing the Senior Notes and the Legacy Notes and Debentures impose various limitations, subject to exceptions, on creating certain liens and entering into sale and lease-back transactions. The foregoing credit agreement and indentures contain customary events of default, including failure to make required payments, failure to comply with covenants, and the occurrence of certain events of bankruptcy and insolvency. The 2021 Revolving Credit Facility is also subject to an interest coverage ratio covenant that is tested at the end of each fiscal quarter with respect to the Company’s preceding four fiscal quarters. The Company was in compliance with this financial covenant as of August 4, 2023.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Aggregate Future Maturities

The following table presents the aggregate future maturities of the Company’s debt as of August 4, 2023 for the periods indicated:

	Maturities by Fiscal Year
	2024 (remaining six months)	2025	2026	2027	2028	Thereafter	Total

	(in millions)
Senior Notes	$—	$1,000	$1,000	$5,250	$500	$8,381	$16,131
Legacy Notes and Debentures	—	—	—	—	—	952	952
DFS Debt	2,827	4,341	1,511	773	590	1	10,043
Other	100	122	27	8	5	—	262
Total maturities, principal amount	2,927	5,463	2,538	6,031	1,095	9,334	27,388
Associated carrying value adjustments	(2)	(7)	(7)	(36)	(8)	(190)	(250)
Total maturities, carrying value amount	$2,925	$5,456	$2,531	$5,995	$1,087	$9,144	$27,138

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

During the three and six months ended August 4, 2023 and July 29, 2022, the Company did not discontinue any cash flow hedges related to foreign exchange contracts that had a material impact on the Company’s results of operations due to the probability that the forecasted cash flows would not occur.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Periodically, the Company also uses interest rate swaps to modify the market risk exposures in connection with long-term debt. During Fiscal 2023, the Company entered into interest rate swaps designated as fair value hedges intended to hedge a portion of its interest rate exposure by converting the fixed interest rate of a certain tranche of debt to a floating interest rate based on the benchmark SOFR Overnight Index Swap rate. The gains and losses related to changes in the fair value of the interest rate swaps perfectly offset changes in the fair value of the hedged portion of the underlying debt that are attributable to the changes in the underlying benchmark interest rate. During the three months ended August 4, 2023, the Company repaid the hedged debt and terminated the associated interest rate swaps.

Derivative Instruments

The following table presents the notional amounts of outstanding derivative instruments as of the dates indicated:

	August 4, 2023	February 3, 2023

	(in millions)
Foreign exchange contracts:
Designated as cash flow hedging instruments	$7,245	$7,746
Non-designated as hedging instruments	6,434	6,833
Total	$13,679	$14,579
Interest rate contracts:
Designated as fair value hedging instruments	$—	$1,000
Non-designated as hedging instruments	6,395	7,214
Total	$6,395	$8,214

The following table presents the effect of derivative instruments designated as cash flow hedging instruments on the Condensed Consolidated Statements of Financial Position and the Condensed Consolidated Statements of Income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in Accumulated OCI, Net of Tax, on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income
	(in millions)		(in millions)
For the three months ended August 4, 2023:
		Total net revenue	$(63)
Foreign exchange contracts	$49	Total cost of net revenue	(5)
Interest rate contracts	—	Interest and other, net	—
Total	$49	Total	$(68)

For the three months ended July 29, 2022:
		Total net revenue	$307
Foreign exchange contracts	$166	Total cost of net revenue	(1)
Interest rate contracts	—	Interest and other, net	—
Total	$166	Total	$306

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in Accumulated OCI, Net of Tax, on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income
	(in millions)		(in millions)
For the six months ended August 4, 2023:
		Total net revenue	$(151)
Foreign exchange contracts	$59	Total cost of net revenue	(8)
Interest rate contracts	—	Interest and other, net	—
Total	$59	Total	$(159)

For the six months ended July 29, 2022:
		Total net revenue	$430
Foreign exchange contracts	$538	Total cost of net revenue	(28)
Interest rate contracts	—	Interest and other, net	—
Total	$538	Total	$402

The following table presents the effect of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Income for the periods indicated:

	Three Months Ended		Six Months Ended
	August 4, 2023	July 29, 2022	August 4, 2023	July 29, 2022	Location of Gain (Loss) Recognized

	(in millions)
Foreign exchange contracts	$(40)	$(74)	$17	$(305)	Interest and other, net
Interest rate contracts	24	1	3	18	Interest and other, net
Total	$(16)	$(73)	$20	$(287)

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The Company presents its derivative instruments on a net basis in the Condensed Consolidated Statements of Financial Position due to the right of offset by its counterparties under master netting arrangements. The following tables present the fair value of those derivative instruments presented on a gross basis as of the dates indicated:

	August 4, 2023
	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value

	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange contracts in an asset position	$114	$—	$5	$—	$119
Foreign exchange contracts in a liability position	(18)	—	(4)	—	(22)
Interest rate contracts in an asset position	—	—	—	—	—
Interest rate contracts in a liability position	—	—	—	—	—
Net asset (liability)	96	—	1	—	97
Derivatives not designated as hedging instruments:
Foreign exchange contracts in an asset position	163	1	29	—	193
Foreign exchange contracts in a liability position	(149)	—	(68)	—	(217)
Interest rate contracts in an asset position	6	68	—	—	74
Interest rate contracts in a liability position	—	—	(21)	(17)	(38)
Net asset (liability)	20	69	(60)	(17)	12
Total derivatives at fair value	$116	$69	$(59)	$(17)	$109

	February 3, 2023
	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value

	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange contracts in an asset position	$7	$—	$30	$—	$37
Foreign exchange contracts in a liability position	(21)	—	(142)	—	(163)
Interest rate contracts in an asset position	—	—	—	—	—
Interest rate contracts in a liability position	—	—	—	(6)	(6)
Net asset	(14)	—	(112)	(6)	(132)
Derivatives not designated as hedging instruments:
Foreign exchange contracts in an asset position	282	1	368	—	651
Foreign exchange contracts in a liability position	(121)	—	(614)	(1)	(736)
Interest rate contracts in an asset position	14	133	—	—	147
Interest rate contracts in a liability position	—	—	—	(95)	(95)
Net asset (liability)	175	134	(246)	(96)	(33)
Total derivatives at fair value	$161	$134	$(358)	$(102)	$(165)

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following tables present the gross amounts of the Company’s derivative instruments, amounts offset due to master netting agreements with the Company’s counterparties, and the net amounts recognized in the Condensed Consolidated Statements of Financial Position as of the dates indicated:

	August 4, 2023
	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/(Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount of Assets/ (Liabilities) Recognized in the Statement of Financial Position
				Financial Instruments	Cash Collateral Received or Pledged

	(in millions)
Derivative instruments:
Financial assets	$386	$(201)	$185	$—	$(43)	$142
Financial liabilities	(277)	201	(76)	—	17	(59)
Total derivative instruments	$109	$—	$109	$—	$(26)	$83

	February 3, 2023
	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/(Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount of Assets/ (Liabilities) Recognized in the Statement of Financial Position
				Financial Instruments	Cash Collateral Received or Pledged

	(in millions)
Derivative instruments:
Financial assets	$835	$(540)	$295	$—	$—	$295
Financial liabilities	(1,000)	540	(460)	—	25	(435)
Total derivative instruments	$(165)	$—	$(165)	$—	$25	$(140)

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

The following table presents goodwill allocated to the Company’s reportable segments and changes in the carrying amount of goodwill as of the dates indicated:

	Infrastructure Solutions Group	Client Solutions Group	Other Businesses	Total

	(in millions)
Balances as of February 3, 2023	$15,017	$4,232	$427	$19,676
Impact of foreign currency translation and other	(36)	—	—	(36)
Balances as of August 4, 2023	$14,981	$4,232	$427	$19,640

Intangible Assets

The following table presents the Company’s intangible assets as of the dates indicated:

	August 4, 2023			February 3, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

	(in millions)
Customer relationships	$16,956	$(14,703)	$2,253	$16,956	$(14,474)	$2,482
Developed technology	9,466	(8,817)	649	9,466	(8,660)	806
Trade names	875	(802)	73	875	(780)	95
Definite-lived intangible assets	27,297	(24,322)	2,975	27,297	(23,914)	3,383
Indefinite-lived trade names	3,085	—	3,085	3,085	—	3,085
Total intangible assets	$30,382	$(24,322)	$6,060	$30,382	$(23,914)	$6,468

Amortization expense related to definite-lived intangible assets was $209 million and $244 million for the three months ended August 4, 2023 and July 29, 2022, respectively, and $408 million and $487 million for the six months ended August 4, 2023 and July 29, 2022, respectively. There were no material impairment charges related to intangible assets during the three or six months ended August 4, 2023 and July 29, 2022.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents the estimated future annual pre-tax amortization expense of definite-lived intangible assets as of the date indicated:

August 4, 2023
(in millions)
Fiscal 2024 (remaining six months)	$408
Fiscal 2025	644
Fiscal 2026	484
Fiscal 2027	376
Fiscal 2028	220
Thereafter	843
Total	$2,975

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

Based on the results of the annual impairment test performed during Fiscal 2023, the fair values of each of the reporting units and indefinite-lived intangibles exceeded their carrying values. No goodwill or indefinite-lived assets impairment test was performed during the six months ended August 4, 2023.

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

The following table presents the changes in the Company’s deferred revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	August 4, 2023	July 29, 2022	August 4, 2023	July 29, 2022

	(in millions)
Deferred revenue:
Deferred revenue at beginning of period	$29,695	$27,403	$30,286	$27,573
Revenue deferrals	6,025	5,572	10,744	10,547
Revenue recognized	(5,408)	(4,950)	(10,718)	(9,930)
Other (a)	—	—	—	(165)
Deferred revenue at end of period	$30,312	$28,025	$30,312	$28,025
Short-term deferred revenue	$16,174	$14,724	$16,174	$14,724
Long-term deferred revenue	$14,138	$13,301	$14,138	$13,301
____________________
(a)    For the six months ended July 29, 2022, Other represents the reclassification of deferred revenue to accrued and other liabilities.

Remaining Performance Obligations — Remaining performance obligations represent the aggregate amount of the transaction price allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include deferred revenue plus unbilled amounts not yet recorded in deferred revenue. The value of the transaction price allocated to remaining performance obligations as of August 4, 2023 was approximately $39 billion. The Company expects to recognize approximately 58% of remaining performance obligations as revenue in the next twelve months, and the remainder thereafter.

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

As previously reported, during the fourth quarter of Fiscal 2023, the plaintiffs and the defendants entered into an agreement to settle the lawsuit. Under the terms of the settlement, the plaintiffs agreed to the dismissal of all claims upon payment of a total of $1.0 billion (the “settlement amount”), which includes all costs, expenses and fees of the plaintiff class relating to the action and its resolution. The settlement terms required that the settlement amount be paid by the Company and/or the Company’s insurers pursuant to indemnification obligations of the Company to the defendants. The Company is subject to indemnification obligations, upon the satisfaction of specified conditions, to the director and stockholder defendants and their affiliates pursuant to provisions of the Delaware General Corporation Law, the Company’s certificate of incorporation and bylaws, and agreements with the defendants. A special committee of the Board of Directors consisting of directors who were not defendants in the action, advised by independent counsel, informed the Board of Directors of its determination that the defendants are entitled to indemnification under the foregoing obligations.

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

On May 16, 2023, the Company paid the settlement amount following approval of the settlement by the Delaware Court of Chancery. The payment is reflected within cash flows from operating activities within the Condensed Consolidated Statements of Cash Flows. The Company does not expect to incur additional expenses with respect to the settlement.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Other Litigation — Dell does not currently anticipate that any of the other various legal proceedings it is involved in will have a material adverse effect on its business, financial condition, results of operations, or cash flows.

In accordance with the relevant accounting guidance, the Company provides disclosures of matters where it is at least reasonably possible that the Company could experience a material loss exceeding the amounts already accrued for these or other proceedings or matters. In addition, the Company also discloses matters based on its consideration of other matters and qualitative factors, including the experience of other companies in the industry, and investor, customer, and employee relations considerations. As of August 4, 2023, the Company does not believe there is a reasonable possibility that a material loss exceeding the amounts already accrued for these or other proceedings or matters has been incurred. However, since the ultimate resolution of any such proceedings and matters is inherently unpredictable, the Company’s business, financial condition, results of operations, or cash flows could be materially affected in any particular period by unfavorable outcomes in one or more of these proceedings or matters. Whether the outcome of any claim, suit, assessment, investigation, or legal proceeding, individually or collectively, could have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows will depend on a number of factors, including the nature, timing, and amount of any associated expenses, amounts paid in settlement, damages, or other remedies or consequences.

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

Under the Separation and Distribution Agreement entered into with VMware, Inc. upon the completion of the spin-off of VMware, Inc. by means of a special stock dividend (the “VMware Spin-off”) on November 1, 2021, Dell Technologies has agreed to indemnify VMware, Inc., each of its subsidiaries and each of their respective directors, officers, and employees from and against all liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to Dell Technologies as part of the separation of Dell Technologies and VMware, Inc. (individually and together with its subsidiaries, “VMware”) and their respective businesses (the “Separation”). VMware similarly has agreed to indemnify Dell Technologies Inc., each of its subsidiaries and each of their respective directors, officers, and employees from and against all liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to VMware as part of the Separation. Dell Technologies expects VMware to fully perform under the terms of the Separation and Distribution Agreement.

For information on the cross-indemnifications related to the tax matters agreement between the Company and VMware effective upon the Separation on November 1, 2021, see Note 15 of the Notes to the Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 11 — INCOME AND OTHER TAXES

For the three months ended August 4, 2023, the Company’s effective income tax rate was 36.3% on pre-tax income of $0.7 billion compared to 20.3% on pre-tax income of $0.6 billion for the three months ended July 29, 2022. For the six months ended August 4, 2023, the Company’s effective income tax rate was 27.2% on pre-tax income of $1.4 billion compared to 14.8% on pre-tax income of $1.8 billion for the six months ended July 29, 2022. The changes in the Company’s effective income tax rate were attributable to changes in the Company’s jurisdictional mix of income, higher U.S. tax on foreign operations, and the impact of discrete tax items.

The differences between the estimated effective income tax rates and the U.S. federal statutory rate of 21% principally result from the geographical distribution of income, differences between the book and tax treatment of certain items, and discrete tax items. In certain jurisdictions, the Company’s tax rate is significantly less than the applicable statutory rate as a result of tax holidays. The majority of the Company’s foreign income subject to these tax holidays and lower tax rates is attributable to Singapore and China. A significant portion of these income tax benefits relates to a tax holiday that will be effective until January 31, 2029. Most of the Company’s other tax holidays will expire in whole or in part during fiscal years 2030 through 2031. Many of these tax holidays and reduced tax rates may be extended when certain conditions are met or may be terminated early if certain conditions are not met or as a result of changes in tax legislation. As of August 4, 2023, the Company was not aware of any matters of noncompliance related to these tax holidays or enacted tax legislative changes affecting these tax holidays.

In June 2023, the Company received Revenue Agent’s Reports for the examination by the Internal Revenue Service (“IRS”) of fiscal years 2015 through 2017 and fiscal years 2018 through 2019. The Company agreed with the IRS assessments relating to fiscal years 2015 through 2017 and settled those positions on August 24, 2023. The impact to the financial statements for that settlement is not material. For fiscal years 2018 through 2019, the IRS proposed adjustments primarily relating to certain transactions the Company completed as part of its business integration efforts, with which the Company disagrees and which it will contest through the IRS administrative appeals procedures. In August 2023, subsequent to the close of the Company’s second quarter of fiscal year 2024, the Company submitted a written protest to the IRS relating to certain assessments. The Company anticipates the appeals process for the resolution of these matters will extend beyond the next twelve months.

The Company is also currently under income tax audits in various U.S. state and foreign taxing jurisdictions. The Company is undergoing negotiations, and in some cases contested proceedings, relating to tax matters with the taxing authorities in these jurisdictions. With respect to major U.S. state and foreign taxing jurisdictions, the Company is generally not subject to tax examinations for years prior to the fiscal year ended January 29, 2010. The Company believes that it has provided adequate reserves related to all matters contained in tax periods open to examination, including the IRS audits described above. Although the Company believes it has made adequate provisions for the uncertainties surrounding these audits, should the Company experience unfavorable outcomes, such outcomes could have a material impact on its results of operations, financial position, and cash flows.

Judgment is required in evaluating the Company’s uncertain tax positions and determining the Company’s provision for income taxes. Unrecognized tax benefits were $1.3 billion as of both August 4, 2023 and February 3, 2023 and are included in other non-current liabilities in the Condensed Consolidated Statements of Financial Position. Although timing of resolution or closure of uncertain tax positions is not certain, the Company believes it is reasonably possible that certain tax matters in various jurisdictions could be concluded within the next twelve months. The resolution of these matters could reduce the Company’s unrecognized tax benefits up to $0.4 billion including interest and penalties. Such a reduction would have a material impact on the Company’s effective tax rate.

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

The following table presents changes in accumulated other comprehensive income (loss), net of tax, by the following components as of the dates indicated:

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Pension and Other Postretirement Plans	Accumulated Other Comprehensive Income (Loss)

	(in millions)
Balances as of February 3, 2023	$(747)	$(222)	$(32)	$(1,001)
Other comprehensive income before reclassifications	25	59	1	85
Amounts reclassified from accumulated other comprehensive income (loss)	—	159	—	159
Total change for the period	25	218	1	244
Balances as of August 4, 2023	$(722)	$(4)	$(31)	$(757)

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

The following table presents reclassifications out of accumulated other comprehensive income (loss), net of tax, to net income for the periods indicated:

	Three Months Ended		Six Months Ended
	August 4, 2023	July 29, 2022	August 4, 2023	July 29, 2022
	Cash Flow Hedges

	(in millions)
Total reclassifications, net of tax:
Net revenue	$(63)	$307	$(151)	$430
Cost of net revenue	(5)	(1)	(8)	(28)
Total reclassifications, net of tax	$(68)	$306	$(159)	$402

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 13 — CAPITALIZATION

The following table presents the Company’s authorized, issued, and outstanding common stock as of the dates indicated:

	Authorized	Issued	Outstanding

	(in millions)
Common stock as of August 4, 2023
Class A	600	379	379
Class B	200	91	91
Class C	7,900	347	254
Class D	100	—	—
	8,800	817	724

Common stock as of February 3, 2023
Class A	600	379	379
Class B	200	95	95
Class C	7,900	324	242
Class D	100	—	—
	8,800	798	716

Preferred Stock

The Company is authorized to issue one million shares of preferred stock, par value $0.01 per share. As of August 4, 2023 and February 3, 2023, no shares of preferred stock were issued or outstanding.

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

During the three months ended August 4, 2023, the Company issued 4,716,548 shares of Class C Common Stock to stockholders upon the conversion of the same number of shares of Class B Common Stock into Class C Common Stock in accordance with the Company’s certificate of incorporation.

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

The Company paid the following dividends during the periods presented:

Three Months Ended	Declaration Date	Record Date	Payment Date	Dividend per Share	Amount (in millions)
Fiscal 2024
May 5, 2023	March 2, 2023	April 25, 2023	May 5, 2023	$0.37	$270
August 4, 2023	June 16, 2023	July 25, 2023	August 4, 2023	$0.37	$268
Fiscal 2023
April 29, 2022	February 24, 2022	April 20, 2022	April 29, 2022	$0.33	$248
July 29, 2022	June 7, 2022	July 20, 2022	July 29, 2022	$0.33	$242

During the three and six months ended August 4, 2023, the Company also paid an immaterial amount of dividend equivalents on eligible vested equity awards which are not reflected above.

Repurchases of Common Stock

Effective as of September 23, 2021, the Company’s Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to $5.0 billion of shares of Class C Common Stock with no fixed expiration date. During the six months ended August 4, 2023, the Company repurchased approximately 11 million shares of Class C Common Stock for a total purchase price of approximately $0.5 billion. During the six months ended July 29, 2022, the Company repurchased approximately 42 million shares of Class C Common Stock for a total purchase price of approximately $2.1 billion.

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

The following table presents basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Six Months Ended
	August 4, 2023	July 29, 2022	August 4, 2023	July 29, 2022
Earnings per share attributable to Dell Technologies Inc.
Dell Technologies Common Stock — Basic	$0.64	$0.69	$1.44	$2.12
Dell Technologies Common Stock — Diluted	$0.63	$0.68	$1.42	$2.06

The following table presents the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Six Months Ended
	August 4, 2023	July 29, 2022	August 4, 2023	July 29, 2022

	(in millions)
Numerator: Dell Technologies Common Stock
Net income attributable to Dell Technologies Inc. - basic and diluted	$462	$511	$1,045	$1,583

Denominator: Dell Technologies Common Stock weighted-average shares outstanding
Weighted-average shares outstanding — basic	726	739	725	746
Dilutive effect of options, restricted stock units, restricted stock, and other	12	16	12	22
Weighted-average shares outstanding — diluted	738	755	737	768
Weighted-average shares outstanding — antidilutive	—	15	8	8

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

•Dell Technologies procures products and services from VMware for its internal use. For the three and six months ended August 4, 2023 and July 29, 2022, costs incurred associated with products and services purchased from VMware for internal use were immaterial.

•Dell Technologies sells and leases products and sells services to VMware. For the three and six months ended August 4, 2023 and July 29, 2022, revenue recognized from sales of services to VMware was immaterial.

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

•Dell Technologies and VMware also enter into joint marketing, sales, and branding arrangements, for which both parties may incur costs. For the three and six months ended August 4, 2023 and July 29, 2022, consideration received from VMware for joint marketing, sales, and branding arrangements was immaterial.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents information about the impact of Dell Technologies’ related party transactions with VMware on the Condensed Consolidated Statements of Income for the periods indicated:

		Three Months Ended		Six Months Ended
	Classification	August 4, 2023	July 29, 2022	August 4, 2023	July 29, 2022

		(in millions)
Sales and leases of products to VMware	Net revenue - products	$38	$35	$78	$81
Purchase of VMware products for resale	Cost of net revenue - products	$384	$426	$591	$681
Purchase of VMware services for resale	Cost of net revenue - services	$880	$762	$1,756	$1,471

The following table presents information about the impact of Dell Technologies’ related party transactions with VMware on the Condensed Consolidated Statements of Financial Position as of the dates indicated:

	Classification	August 4, 2023	February 3, 2023

		(in millions)
Deferred costs related to VMware products and services for resale	Other current assets	$2,898	$3,000
Deferred costs related to VMware products and services for resale	Other non-current assets	$2,277	$2,537

Due To/From Related Party

The following table presents amounts due to and from VMware as of the dates indicated:

	August 4, 2023	February 3, 2023

	(in millions)
Due from related party, net, current (a)	$404	$378
Due from related party, net, non-current (b)	$236	$440
Due to related party, current (c)	$1,252	$2,067
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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Pursuant to the Tax Agreements, net receipts from VMware during the six months ended August 4, 2023 and net payments to VMware during the six months ended July 29, 2022 were immaterial.

As a result of the activity under the Tax Agreements with VMware, amounts due from VMware were $484 million and $599 million as of August 4, 2023 and February 3, 2023, respectively, primarily related to VMware’s estimated tax obligation resulting from the Transition Tax. The 2017 Tax Cuts and Jobs Act included a deferral election for an eight-year installment payment method on the Transition Tax. Dell Technologies expects VMware to pay the remainder of its Transition Tax over a period of two years.

Indemnification — Upon consummation of the VMware Spin-off, Dell Technologies recorded net income tax indemnification receivables from VMware related to certain income tax liabilities for which Dell Technologies is jointly and severally liable, but for which it is indemnified by VMware under the Tax Matters Agreement. The amounts that VMware may be obligated to pay Dell Technologies could vary depending on the outcome of certain unresolved tax matters, which may not be resolved for several years. The net receivable as of August 4, 2023 and February 3, 2023 was $93 million and $146 million, respectively.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 16 — SEGMENT INFORMATION

The Company has two reportable segments that are based on the following business units: Infrastructure Solutions Group (“ISG”) and Client Solutions Group (“CSG”).

ISG enables the Company’s customers’ digital transformation with solutions that address the fundamental shift to multicloud environments, machine learning, artificial intelligence (“AI”), and data analytics. The Company’s comprehensive storage portfolio includes traditional as well as next-generation storage solutions, including all-flash arrays, scale-out file, object platforms, hyperconverged infrastructure, and software-defined storage. The Company’s server portfolio includes high-performance rack, blade, and tower servers. The Company’s servers are designed with the capability to run high value workloads across customers’ IT environments, including the training, fine-tuning, and operationalization of AI models. The ISG networking portfolio helps the Company’s business customers transform and modernize their infrastructure, mobilize and enrich end-user experiences, and accelerate business applications and processes. ISG also offers attached software, peripherals, and services, including support and deployment, configuration, and extended warranty services.

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

Pursuant to the Commercial Framework Agreement (the “CFA”) established between Dell Technologies and VMware in connection with the VMware Spin-off, Dell Technologies continues to act as a distributor of VMware’s standalone products and services and purchase such products and services for resale to end-user customers (“VMware Resale”). Dell Technologies also continues to integrate VMware’s products and services with Dell Technologies’ offerings and sell them to end users. The results of standalone VMware Resale transactions are reflected in other businesses. The results of integrated offering transactions are reflected within CSG or ISG, depending upon the nature of the underlying offering sold.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents a reconciliation of net revenue by the Company’s reportable segments to the Company’s consolidated net revenue as well as a reconciliation of segment operating income to the Company’s consolidated operating income for the periods indicated:

	Three Months Ended		Six Months Ended
	August 4, 2023	July 29, 2022	August 4, 2023	July 29, 2022

	(in millions)
Consolidated net revenue:
Infrastructure Solutions Group	$8,461	$9,536	$16,054	$18,821
Client Solutions Group	12,942	15,490	24,925	31,077
Reportable segment net revenue	21,403	25,026	40,979	49,898
Other businesses (a)	1,528	1,399	2,871	2,638
Unallocated transactions (b)	3	—	6	5
Total consolidated net revenue	$22,934	$26,425	$43,856	$52,541

Consolidated operating income:
Infrastructure Solutions Group	$1,049	$1,046	$1,789	$2,128
Client Solutions Group	969	978	1,861	2,093
Reportable segment operating income	2,018	2,024	3,650	4,221
Other businesses (a)	(44)	(71)	(80)	(135)
Unallocated transactions (b)	3	(1)	5	1
Impact of purchase accounting (c)	(4)	(3)	(8)	(12)
Amortization of intangibles	(209)	(244)	(408)	(487)
Transaction-related expenses (d)	(3)	(3)	(6)	(8)
Stock-based compensation expense (e)	(223)	(236)	(448)	(468)
Other corporate expenses (f)	(373)	(196)	(471)	(292)
Total consolidated operating income	$1,165	$1,270	$2,234	$2,820
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
(f)Other corporate expenses includes severance, impairment charges, facility action, payroll taxes associated with stock-based compensation, and other costs.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents the disaggregation of net revenue by reportable segment, and by major product categories within the segments for the periods indicated:

	Three Months Ended		Six Months Ended
	August 4, 2023	July 29, 2022	August 4, 2023	July 29, 2022

	(in millions)
Net revenue:
Infrastructure Solutions Group:
Servers and networking	$4,274	$5,209	$8,111	$10,257
Storage	4,187	4,327	7,943	8,564
Total ISG net revenue	$8,461	$9,536	$16,054	$18,821
Client Solutions Group:
Commercial	$10,554	$12,141	$20,416	$24,112
Consumer	2,388	3,349	4,509	6,965
Total CSG net revenue	$12,942	$15,490	$24,925	$31,077

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 17 — SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION

The following table presents additional information on selected assets included in the Condensed Consolidated Statements of Financial Position as of the dates indicated:

	August 4, 2023	February 3, 2023

	(in millions)
Cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$8,364	$8,607
Restricted cash - other current assets (a)	281	272
Restricted cash - other non-current assets (a)	5	15
Total cash, cash equivalents, and restricted cash	$8,650	$8,894
Inventories:
Production materials	$2,197	$3,225
Work-in-process	604	708
Finished goods	783	843
Total inventories	$3,584	$4,776
Deferred Costs:
Total deferred costs, current (b)	$5,837	$5,459
Property, plant, and equipment, net:
Computer equipment	$7,385	$6,899
Land and buildings	2,936	3,059
Machinery and other equipment	3,227	3,134
Total property, plant, and equipment	13,548	13,092
Accumulated depreciation and amortization	(7,296)	(6,883)
Total property, plant, and equipment, net	$6,252	$6,209
____________________
(a)    Restricted cash includes cash required to be held in escrow pursuant to DFS securitization arrangements.
(b)    Deferred costs are included in other current assets in the Condensed Consolidated Statements of Financial Position. Amounts classified as long-term deferred costs are included in other non-current assets and are not disclosed above.

Warranty Liability

The following table presents changes in the Company’s liability for standard limited warranties for the periods indicated:

	Three Months Ended		Six Months Ended
	August 4, 2023	July 29, 2022	August 4, 2023	July 29, 2022

	(in millions)
Warranty liability:
Warranty liability at beginning of period	$438	$468	$467	$480
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties (a)	202	244	398	467
Service obligations honored	(201)	(249)	(426)	(484)
Warranty liability at end of period	$439	$463	$439	$463
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

The following table presents the activity related to the Company’s severance liability for the periods indicated:

	Three Months Ended		Six Months Ended
	August 4, 2023	July 29, 2022	August 4, 2023	July 29, 2022

	(in millions)
Severance liability:
Severance liability at beginning of period	$162	$63	$408	$74
Severance charges	364	46	412	63
Cash paid and other	(69)	(21)	(363)	(49)
Severance liability at end of period	$457	$88	$457	$88
The following table presents severance charges as included in the Condensed Consolidated Statements of Income for the periods indicated:

	Three Months Ended		Six Months Ended
	August 4, 2023	July 29, 2022	August 4, 2023	July 29, 2022

	(in millions)
Severance charges:
Cost of net revenue	$27	$(2)	$48	$1
Selling, general, and administrative	324	46	350	57
Research and development	13	2	14	5
Total severance charges	$364	$46	$412	$63

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

As of August 4, 2023 and February 3, 2023, the Company had $1.1 billion and $1.0 billion, respectively, included within Accounts Payable representing invoices due to suppliers confirmed as valid under the SCF Program.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Interest and other, net

The following table presents information regarding interest and other, net for the periods indicated:

	Three Months Ended		Six Months Ended
	August 4, 2023	July 29, 2022	August 4, 2023	July 29, 2022

	(in millions)
Interest and other, net:
Investment income, primarily interest	$66	$16	$125	$31
Loss on investments, net	(29)	(255)	(44)	(241)
Interest expense	(352)	(298)	(757)	(563)
Foreign exchange	(65)	(66)	(97)	(155)
Other	(71)	(32)	(42)	(44)
Total interest and other, net	$(451)	$(635)	$(815)	$(972)

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

NOTE 18 — SUBSEQUENT EVENTS

There were no known events occurring after August 4, 2023 and up until the date of issuance of this report that would materially affect the information presented herein.

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

INTRODUCTION

Company Overview

Dell Technologies helps organizations build their digital futures and individuals transform how they work, live, and play. We provide customers with one of the industry’s broadest and most innovative solutions portfolio for the data era, including traditional infrastructure and extending to multicloud environments. Our differentiated and holistic IT solutions enable us to capture growth as customer spending priorities evolve.

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

Dell Technologies operates globally in approximately 180 countries, supported by a world-class organization across key functional areas, including technology and product development, marketing, sales, financial services, and services. We have a number of durable competitive advantages that provide a critical foundation for our success. Our go-to-market model includes a 29,000-person direct sales force and a global network of approximately 240,000 channel partners. We employ approximately 34,000 service and support professionals and maintain approximately 2,200 vendor-managed service centers. We also manage a world-class supply chain at significant scale with approximately $77 billion in annual procurement expenditures and over 725 parts distribution centers.

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

Our Vision and Strategy

Our vision is to become the most essential technology company for the data era. We help customers address their evolving IT needs and their broader digital transformation objectives as they embrace today’s multicloud world. We intend to execute our vision by growing our core offerings, including opportunities such as artificial intelligence (“AI”), edge, telecom, data management, and as-a-Service consumption models.

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

•Infrastructure Solutions Group (“ISG”) — ISG enables our customers’ digital transformations with solutions that address the fundamental shift to multicloud environments, machine learning, AI, and data analytics. ISG helps customers simplify, streamline, and automate cloud operations. ISG solutions are built for multicloud environments and are optimized to run cloud native workloads in both public and private clouds, as well as traditional on-premise workloads.

Our comprehensive storage portfolio includes traditional as well as next-generation storage solutions, including all-flash arrays, scale-out file, object platforms, hyper-converged infrastructure, and software-defined storage. We have simplified our storage portfolio and continue to make enhancements to our storage offerings that we expect will drive long-term improvements in the business.

Our server portfolio includes high-performance rack, blade, and tower servers. Our servers are designed with the capability to run high value workloads across customers’ IT on premises, multicloud, and edge environments, including the training, fine-tuning, and operationalization of AI models. Our networking portfolio helps our business customers transform and modernize their infrastructure, mobilize and enrich end-user experiences, and accelerate business applications and processes.

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

As of August 4, 2023 and February 3, 2023, we held strategic investments in non-marketable securities of $1.2 billion and $1.3 billion, respectively. See Note 3 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information.

In addition to these investments, we also may make disciplined acquisitions targeting businesses that advance our strategic objectives and accelerate our innovation agenda.

Product Backlog

Product backlog represents the value of unfulfilled manufacturing orders and is included as a component of remaining performance obligations to the extent we determine that the manufacturing orders are non-cancelable. Our business model generally gives us the ability to optimize product backlog at any point in time, such as by expediting shipping or prioritizing customer orders for products that have shorter lead times. During Fiscal 2023, we lowered our backlog across both CSG and ISG from previously elevated levels as constraints in limited-source components began to diminish as a result of improving supply positions and overall declines in the demand environment.

Business Trends and Challenges

During the first half of Fiscal 2024, the effects of the evolving macroeconomic environment continued to impact our net revenue performance when compared to the first half of Fiscal 2023. Within CSG, our first half Fiscal 2024 net revenue performance was impacted by industry-wide declines in demand that began in the second quarter of Fiscal 2023. Within ISG, our first half Fiscal 2024 net revenue performance was impacted as certain customers remained cautious and were measured in their IT spending.

During the second quarter of Fiscal 2024, while net revenue declined, we experienced sequential growth in the demand for our offerings as certain customers responded to early signs of macroeconomic stabilization. Despite some indicators of a stabilizing environment, we currently anticipate a decline in net revenue for the second half of Fiscal 2024 relative to the net revenue we achieved in the second half of Fiscal 2023, driven primarily by net revenue attributable to ISG. We anticipate the decline in net revenue will, in part, be attributable to the continued impact of macroeconomic conditions on demand and increasing competitive pricing pressure. We expect that the decline in net revenue will be partially offset by disciplined cost management measures as we continue to make prudent decisions to navigate this environment.

Despite continued near-term challenges, we believe our durable competitive advantages continue to position us for long-term success.

Supply Chain — Dell Technologies maintains single-source and limited-source supplier relationships for certain components because the relationships are advantageous in the areas of performance, quality, support, delivery, capacity, and price considerations.

During the second quarter of Fiscal 2024, our supply chain continued to operate efficiently at standard lead times for our customers and we experienced declines in both component and logistics costs, which we refer to as input costs. We expect component cost deflation to moderate during the second half of Fiscal 2024. Component cost trends are dependent on the strength or weakness of actual end-user demand and supply dynamics, which will continue to evolve and ultimately impact the translation of the cost environment to pricing and operating results. Logistics costs, which we believe have now normalized, continued to decrease from previously elevated levels as a result of declines in both expedited shipments and overall rate costs in the freight network.

Foreign Currency Exposure — We manage our business on a U.S. dollar basis. However, we have a large global presence, generating approximately half of our net revenue from sales to customers outside of the United States during the second quarter of Fiscal 2024 and Fiscal 2023. As a result, our operating results can be, and particularly in recent periods have been, impacted by fluctuations in foreign currency exchange rates. We utilize a comprehensive hedging strategy intended to mitigate the impact of foreign currency volatility over time, and we adjust pricing when possible to further minimize foreign currency impacts.

ISG — We expect that ISG will continue to be impacted by the changing nature of the IT infrastructure market and competitive environment. With our scale and strong solutions portfolio, we believe we are well-positioned to respond to ongoing competitive dynamics.

Through our collaborative, customer-focused approach to innovation, we strive to deliver new and relevant solutions and software to our customers quickly and efficiently. We continue to focus on customer base expansion and lifetime value of customer relationships. Our customer base includes service providers, such as cloud service providers, Software-as-a-Service companies, consumer webtech providers, and telecommunications companies. These service providers turn to Dell Technologies for our advanced solutions that enable efficient infrastructure and service delivery at cloud scale.

While we anticipate challenges in the demand environment as customers re-prioritize and exercise caution in response to macroeconomic conditions, we expect that data growth will continue to generate long-term demand for our storage solutions and services. Cloud native applications are expected to continue to be a key trend in the infrastructure market. We benefit from offering solutions that address the emerging trends of enterprises deploying software-defined storage, hyper-converged infrastructure, and modular solutions based on server-centric architectures. These trends are changing the way customers are consuming our storage offerings. We continue to expand our offerings in external storage arrays, which incorporate flexible, cloud-based functionality. Our storage business is subject to seasonal trends, which we expect to continue.

We anticipate that ISG will benefit from the continued expansion of, and advances in, AI. Through our server and storage offerings, as well as our Dell-validated AI solutions, we are well positioned to capture growth and support our customers needs. As demonstrated by our PowerEdge XE servers, we continue to optimize and enhance our offerings to run high value and transformational workloads, such as AI.

CSG — Our CSG offerings are an important element of our strategy, generating strong cash flow and opportunities for cross-selling of complementary solutions. Within CSG, while we participate in all segments of the PC market, we are focused on commercial and high-end consumer computing devices, as we believe they are the most stable and profitable markets. Competitive dynamics continue to be a factor in our CSG business and continue to impact pricing and operating results.

We remain committed to our long-term CSG strategy and will continue to make investments to innovate across the portfolio. We expect that the CSG demand environment will continue to be subject to seasonal trends.

Recurring Revenue and Consumption Models — Our customers are seeking new and innovative models that address how they consume our solutions. In part, customers are looking for predictable cost models and to reduce complexity, align solutions offerings to their business needs, and provide consistent operations throughout their IT enterprise.

We offer options including leases, loans, immediate pay, as-a-Service, subscription, and utility models designed to match customers' consumption and financing preferences. We believe these options are particularly advantageous for our customers during times of economic uncertainty as they provide customers with financial flexibility to further enable them to procure our solutions.

These offerings typically result in multiyear agreements which generate recurring revenue streams over the term of the arrangement. We expect that these offerings will further strengthen our customer relationships and provide a foundation for growth in recurring revenue. We define recurring revenue as revenue recognized that is primarily related to hardware and software maintenance as well as operating leases, subscription, as-a-Service, and usage-based offerings.

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

•Impact of Purchase Accounting — The impact of purchase accounting includes purchase accounting adjustments primarily related to the EMC merger transaction recorded under the acquisition method of accounting in accordance with the accounting guidance for business combinations. In accordance with such guidance, all of the assets and liabilities acquired were accounted for and recognized at fair value as of the respective transaction dates, and the fair value adjustments continue to amortize over the estimated useful lives in the periods following the transactions. The fair value adjustments that are still amortizing primarily relate to property, plant, and equipment. We believe that excluding the impact of purchase accounting for purposes of calculating the non-GAAP financial measures presented below facilitates an enhanced understanding of our current operating performance and provides more meaningful period to period comparisons.

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

•Other Corporate Expenses — Other corporate expenses consist of impairment charges, incentive charges related to equity investments, severance, facility action, payroll taxes associated with stock-based compensation, and other costs. Severance costs are primarily related to severance and benefits for employees terminated pursuant to cost savings initiatives. During the second quarter of Fiscal 2024, we recognized $364 million of severance expense related to workforce reduction activities. During the second quarter of Fiscal 2023, we recognized $189 million in costs associated with exiting our business in Russia, primarily related to asset impairments and other exit related costs. Other corporate expenses vary from period to period and are significantly impacted by the timing and nature of these events. Therefore, although we may incur these types of expenses in the future, we believe that eliminating these charges for purposes of calculating the non-GAAP financial measures presented below facilitates an enhanced understanding of our current operating performance and provides more meaningful period to period comparisons.

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

The following table presents a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP measure for the periods indicated:

	Three Months Ended			Six Months Ended
	August 4, 2023	% Change	July 29, 2022	August 4, 2023	% Change	July 29, 2022

	(in millions, except percentages)
Product gross margin	$2,933	(7)%	$3,139	$5,594	(15)%	$6,594
Non-GAAP adjustments:
Amortization of intangibles	84		105	163		209
Impact of purchase accounting	—		—	—		2
Stock-based compensation expense	13		13	26		26
Other corporate expenses	7		13	15		16
Non-GAAP product gross margin	$3,037	(7)%	$3,270	$5,798	(15)%	$6,847

Services gross margin	$2,454	7%	$2,300	$4,811	4%	$4,629
Non-GAAP adjustments:
Stock-based compensation expense	24		24	49		49
Other corporate expenses	21		56	42		66
Non-GAAP services gross margin	$2,499	5%	$2,380	$4,902	3%	$4,744

Gross margin	$5,387	(1)%	$5,439	$10,405	(7)%	$11,223
Non-GAAP adjustments:
Amortization of intangibles	84		105	163		209
Impact of purchase accounting	—		—	—		2
Stock-based compensation expense	37		37	75		75
Other corporate expenses	28		69	57		82
Non-GAAP gross margin	$5,536	(2)%	$5,650	$10,700	(8)%	$11,591

Operating expenses	$4,222	1%	$4,169	$8,171	(3)%	$8,403
Non-GAAP adjustments:
Amortization of intangibles	(125)		(139)	(245)		(278)
Impact of purchase accounting	(4)		(3)	(8)		(10)
Transaction-related expenses	(3)		(3)	(6)		(8)
Stock-based compensation expense	(186)		(199)	(373)		(393)
Other corporate expenses	(345)		(127)	(414)		(210)
Non-GAAP operating expenses	$3,559	(4)%	$3,698	$7,125	(5)%	$7,504

	Three Months Ended			Six Months Ended
	August 4, 2023	% Change	July 29, 2022	August 4, 2023	% Change	July 29, 2022

	(in millions, except percentages)
Operating income	$1,165	(8)%	$1,270	$2,234	(21)%	$2,820
Non-GAAP adjustments:
Amortization of intangibles	209		244	408		487
Impact of purchase accounting	4		3	8		12
Transaction-related expenses	3		3	6		8
Stock-based compensation expense	223		236	448		468
Other corporate expenses	373		196	471		292
Non-GAAP operating income	$1,977	1%	$1,952	$3,575	(13)%	$4,087

Net income	$455	(10)%	$506	$1,033	(34)%	$1,575
Non-GAAP adjustments:
Amortization of intangibles	209		244	408		487
Impact of purchase accounting	4		3	8		12
Transaction-related (income) expenses	60		(4)	59		(6)
Stock-based compensation expense	223		236	448		468
Other corporate expenses	372		212	471		308
Fair value adjustments on equity investments	29		255	44		241
Aggregate adjustment for income taxes	(69)		(186)	(225)		(385)
Non-GAAP net income	$1,283	1%	$1,266	$2,246	(17)%	$2,700

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

As is the case with the non-GAAP measures presented above, users should consider the limitations of using EBITDA and adjusted EBITDA, including the fact that those measures do not provide a complete measure of our operating performance. EBITDA and adjusted EBITDA do not purport to be alternatives to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. In particular, EBITDA and adjusted EBITDA are not intended to be a measure of cash flow available for management’s discretionary use, as these measures do not consider certain cash requirements, such as working capital needs, capital expenditures, contractual commitments, interest payments, tax payments, and other debt service requirements.

The following table presents a reconciliation of EBITDA and adjusted EBITDA to net income for the periods indicated:

	Three Months Ended			Six Months Ended
	August 4, 2023	% Change	July 29, 2022	August 4, 2023	% Change	July 29, 2022

	(in millions, except percentages)
Net income	$455	(10)%	$506	$1,033	(34)%	$1,575
Adjustments:
Interest and other, net (a)	451		635	815		972
Income tax expense (benefit)	259		129	386		273
Depreciation and amortization	831		744	1,640		1,470
EBITDA	$1,996	(1)%	$2,014	$3,874	(10)%	$4,290

EBITDA	$1,996	(1)%	$2,014	$3,874	(10)%	$4,290
Adjustments:
Stock-based compensation expense	223		236	448		468
Transaction-related expenses	3		3	6		8
Other corporate expenses	373		196	471		292
Adjusted EBITDA	$2,595	6%	$2,449	$4,799	(5)%	$5,058
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

	Three Months Ended					Six Months Ended
	August 4, 2023			July 29, 2022		August 4, 2023			July 29, 2022
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue

	(in millions, except percentages)
Net revenue:
Products	$16,935	73.8%	(19)%	$20,810	78.8%	$31,971	72.9%	(23)%	$41,274	78.6%
Services	5,999	26.2%	7%	5,615	21.2%	11,885	27.1%	5%	11,267	21.4%
Total net revenue	$22,934	100.0%	(13)%	$26,425	100.0%	$43,856	100.0%	(17)%	$52,541	100.0%
Gross margin:
Products (a)	$2,933	17.3%	(7)%	$3,139	15.1%	$5,594	17.5%	(15)%	$6,594	16.0%
Services (b)	2,454	40.9%	7%	2,300	41.0%	4,811	40.5%	4%	4,629	41.1%
Total gross margin	$5,387	23.5%	(1)%	$5,439	20.6%	$10,405	23.7%	(7)%	$11,223	21.4%
Operating expenses	$4,222	18.4%	1%	$4,169	15.8%	$8,171	18.6%	(3)%	$8,403	16.0%
Operating income	$1,165	5.1%	(8)%	$1,270	4.8%	$2,234	5.1%	(21)%	$2,820	5.4%
Net income	$455	2.0%	(10)%	$506	1.9%	$1,033	2.4%	(34)%	$1,575	3.0%

Non-GAAP Financial Information
	Three Months Ended					Six Months Ended
	August 4, 2023			July 29, 2022		August 4, 2023			July 29, 2022
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue

	(in millions, except percentages)
Non-GAAP gross margin:
Products (a)	$3,037	17.9%	(7)%	$3,270	15.7%	$5,798	18.1%	(15)%	$6,847	16.6%
Services (b)	2,499	41.7%	5%	2,380	42.4%	4,902	41.2%	3%	4,744	42.1%
Total non-GAAP gross margin	$5,536	24.1%	(2)%	$5,650	21.4%	$10,700	24.4%	(8)%	$11,591	22.1%
Non-GAAP operating expenses	$3,559	15.5%	(4)%	$3,698	14.0%	$7,125	16.2%	(5)%	$7,504	14.3%
Non-GAAP operating income	$1,977	8.6%	1%	$1,952	7.4%	$3,575	8.2%	(13)%	$4,087	7.8%
Non-GAAP net income	$1,283	5.6%	1%	$1,266	4.8%	$2,246	5.1%	(17)%	$2,700	5.1%
EBITDA	$1,996	8.7%	(1)%	$2,014	7.6%	$3,874	8.8%	(10)%	$4,290	8.2%
Adjusted EBITDA	$2,595	11.3%	6%	$2,449	9.3%	$4,799	10.9%	(5)%	$5,058	9.6%
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

Overview

During the second quarter and first six months of Fiscal 2024, net revenue decreased by 13% and 17%, respectively, driven by declines in both CSG and ISG net revenue, which reflected the impact of challenging global macroeconomic conditions. The decline in CSG net revenue was primarily attributable to a decrease in units sold, partially offset by an increase in average selling prices. ISG net revenue decreased primarily as a result of a reduction in net revenue attributable to servers and networking and, to a lesser extent, a decline in storage net revenue.

During the second quarter of Fiscal 2024, operating income and non-GAAP operating income decreased by 8% to $1.2 billion and increased 1% to $2.0 billion, respectively. The decline in operating income was driven by a decrease in net revenue coupled with an increase in other corporate expenses. Non-GAAP operating income remained effectively flat as the impact of a decrease in net revenue was largely offset by a decline in input costs and by the impact of cost management measures.

During the first six months of Fiscal 2024, operating income and non-GAAP operating income decreased by 21% to $2.2 billion and 13% to $3.6 billion, respectively. The declines were primarily attributable to a reduction in both ISG and CSG operating income as a result of a decrease in net revenue which was partially offset by the impact of disciplined cost management measures. The decline in ISG operating income was primarily attributable to decreases in storage and, to a lesser extent, servers and networking. The decline in CSG operating income was driven by decreases in both commercial and consumer. The decrease in operating income was also impacted by an increase in other corporate expenses.

During the second quarter and first six months of Fiscal 2024, operating income as a percentage of net revenue increased 30 basis points to 5.1% and decreased 30 basis points to 5.1%, respectively. Non-GAAP operating income as a percentage of net revenue increased 120 basis points to 8.6% and 40 basis points to 8.2% during the second quarter and first six months of Fiscal 2024, respectively. Operating income and non-GAAP operating income as a percentage of net revenue during both the second quarter and first six months of Fiscal 2024 benefited from growth in gross margin as a percentage of net revenue, which increased primarily due to the impacts of an overall decrease in input costs coupled with an increase in average selling prices. The impact of increases in gross margin as a percentage of net revenue was offset by increases in operating expense as a percentage of net revenue that were driven by a decline in net revenue which outpaced the impact of continued cost management measures. Operating income as a percentage of net revenue during both periods was further impacted by an increase in other corporate expenses.

Cash provided by operating activities was $5.0 billion and $0.5 billion during the first six months of Fiscal 2024 and Fiscal 2023, respectively. Cash provided by operating activities during the first six months of Fiscal 2024 was primarily driven by profitability and working capital management as we reduced inventory, demonstrated strong cash collections performance, and benefited from the timing of purchases and payments to vendors. Cash provided by operating activities during the first six months of Fiscal 2023 reflected profitability, partially offset by the impact of working capital dynamics. See “Liquidity, Cash Requirements, and Market Conditions” for additional information about our cash flow metrics.

Despite the near-term challenges driven by uncertainty in the macroeconomic environment, we continue to see opportunities to create value and grow as we respond to long-term demand for our IT solutions driven by a technology and data-enabled world. We have demonstrated our ability to adjust to changing market conditions with complementary solutions and innovation across both segments of our business, an agile workforce, and the strength of our global supply chain. As we continue to innovate and modernize our core offerings, we believe that Dell Technologies is well-positioned for long-term profitable growth.

Net Revenue

During the second quarter and first six months of Fiscal 2024, net revenue decreased 13% and 17%, respectively, primarily driven by declines in both CSG and ISG net revenue. See “Business Unit Results” for further information.

•Product Net Revenue — Product net revenue includes revenue from the sale of hardware products and software licenses. During the second quarter and first six months of Fiscal 2024, product net revenue decreased 19% and 23%, respectively, due to declines in both CSG and ISG product net revenue. CSG product net revenue decreased primarily as a result of a decline in units sold, which impacted both our commercial and consumer offerings, partially offset by an increase in average selling prices. The decline in ISG product net revenue was primarily attributable to a decrease in product net revenue for servers and networking, driven by a decrease in units sold, and, to a lesser extent, a decline in our product net revenue for storage offerings.

•Services Net Revenue — Services net revenue includes revenue from our services offerings and support services related to hardware products and software licenses. During the second quarter and first six months of Fiscal 2024, services net revenue increased 7% and 5%, respectively, driven primarily by growth within other businesses, which was principally attributable to VMware Resale, as well as third-party software support and maintenance within CSG and strength in hardware support and maintenance in both CSG and ISG. A substantial portion of services net revenue is derived from offerings that have been deferred over a period of time, and, as a result, reported growth rates for services net revenue will be different than reported growth rates for product net revenue.

From a geographical perspective, net revenue decreased in the Americas, EMEA, and APJ regions during both the second quarter and first six months of Fiscal 2024.

Gross Margin

During the second quarter of Fiscal 2024, gross margin and non-GAAP gross margin decreased 1% to $5.4 billion and 2% to $5.5 billion, respectively. During the first six months of Fiscal 2024, gross margin and non-GAAP gross margin decreased 7% to $10.4 billion and 8% to $10.7 billion, respectively. The declines were by driven by decreases in CSG and, to a lesser extent, ISG gross margin that were primarily attributable to decreases in net revenue, the effect of which was partially offset by lower input costs.

During the second quarter of Fiscal 2024, gross margin and non-GAAP gross margin percentage increased 290 basis points to 23.5% and 270 basis points to 24.1%, respectively. During the first six months of Fiscal 2024, both gross margin and non-GAAP gross margin percentage increased 230 basis points to 23.7% and 24.4%, respectively. The increases were primarily attributable to the impacts of an overall decline in input costs coupled with an increase in average selling price across many of our offerings as we maintained strong pricing discipline.

•Product Gross Margin — During the second quarter of Fiscal 2024, product gross margin and non-GAAP product gross margin both decreased 7% to $2.9 billion and $3.0 billion, respectively. During the first six months of Fiscal 2024, product gross margin and non-GAAP product gross margin both decreased 15% to $5.6 billion and $5.8 billion, respectively. The decreases were primarily driven by declines in both CSG and ISG product gross margin, which were largely attributable to declines in product net revenue.

During the second quarter of Fiscal 2024, both product gross margin percentage and non-GAAP product gross margin percentage increased 220 basis points to 17.3% and 17.9%, respectively, while during the first six months of Fiscal 2024, both product gross margin percentage and non-GAAP product gross margin percentage increased 150 basis points to 17.5% and 18.1%, respectively. The increases were driven primarily by the impacts of an overall decline in input costs coupled with an increase in average selling price across many of our offerings as we maintained strong pricing discipline.

•Services Gross Margin — During the second quarter of Fiscal 2024, services gross margin and non-GAAP services gross margin increased 7% to $2.5 billion and 5% to $2.5 billion, respectively. During the first six months of Fiscal 2024, services gross margin and non-GAAP services gross margin increased 4% to $4.8 billion and 3% to $4.9 billion, respectively. The increases were primarily attributable to growth within ISG services gross margin driven by support and maintenance associated with products sold in prior periods.

During the second quarter and first six months of Fiscal 2024, services gross margin percentage decreased 10 basis points to 40.9% and 60 basis points to 40.5%, respectively. The decreases were driven by a decline in services gross margin percentage for CSG, due to a shift in mix of CSG services delivered, partially offset by an increase in ISG services gross margin percentage coupled with the impact of asset impairment costs associated with exiting our Russia business in Fiscal 2023.

During the second quarter and first six months of Fiscal 2024, non-GAAP services gross margin percentage decreased 70 basis points to 41.7% and 90 basis points to 41.2%, respectively. The decreases were driven by a decline in services gross margin percentage for CSG, due to a shift in mix of CSG services delivered, partially offset by an increase in ISG services gross margin percentage.

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

The terms and conditions of our vendor rebate programs are largely based on product volumes and are generally negotiated either at the beginning of the annual or quarterly period, depending on the program. The timing and amount of vendor rebates and other discounts we receive under the programs may vary from period to period, reflecting changes in the competitive environment. We monitor our component costs and seek to address the effects of any changes to terms that might arise under our vendor rebate programs. Our gross margins for the second quarter and first six months of Fiscal 2024 were not materially affected by any changes to the terms of our vendor rebate programs, as the amounts we received under these programs were generally stable relative to our total net cost. We are not aware of any significant changes to our vendor rebate programs that will materially impact our results in the near term.

Operating Expenses

The following table presents information regarding our operating expenses for the periods indicated:

	Three Months Ended					Six Months Ended
	August 4, 2023			July 29, 2022		August 4, 2023			July 29, 2022
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue
	(in millions, except percentages)
Operating expenses:
Selling, general, and administrative	$3,517	15.3%	(1)%	$3,543	13.4%	$6,778	15.4%	(4)%	$7,096	13.5%
Research and development	705	3.1%	13%	626	2.4%	1,393	3.2%	7%	1,307	2.5%
Total operating expenses	$4,222	18.4%	1%	$4,169	15.8%	$8,171	18.6%	(3)%	$8,403	16.0%

	Three Months Ended					Six Months Ended
	August 4, 2023			July 29, 2022		August 4, 2023			July 29, 2022
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue
	(in millions, except percentages)
Non-GAAP operating expenses	$3,559	15.5%	(4)%	$3,698	14.0%	$7,125	16.2%	(5)%	$7,504	14.3%

During the second quarter of Fiscal 2024, total operating expenses increased 1%, driven by growth in research and development expenses. During the first six months of Fiscal 2024, total operating expenses decreased 3% due to a decline in selling, general, and administrative expenses.

•Selling, General, and Administrative — Selling, general, and administrative (“SG&A”) expenses decreased 1% and 4%, respectively, during the second quarter and first six months of Fiscal 2024. These decreases were attributable to continued disciplined cost management which resulted in a reduction in outside services and advertising expenses, among other items, partially offset by an increase in employee compensation and benefits expense. Employee compensation and benefits expense increased primarily as a result of costs incurred in connection with workforce reductions.

•Research and Development — Research and development (“R&D”) expenses are primarily composed of personnel-related expenses incurred in connection with product development. R&D expenses increased 13% and 7%, respectively, during the second quarter and first six months of Fiscal 2024 driven by an increase in employee compensation and benefits expense.

As a percentage of net revenue, R&D expenses for the second quarter of Fiscal 2024 and Fiscal 2023 were 3.1% and 2.4%, respectively, and for the first six months of Fiscal 2024 and Fiscal 2023 were 3.2% and 2.5%, respectively. The increases in R&D expenses as a percentage of net revenue were attributable to continued R&D investments as we support R&D initiatives to innovate and introduce new and enhanced solutions into the market.

During the second quarter and first six months of Fiscal 2024, non-GAAP operating expenses decreased 4% and 5%, respectively, principally due to continued disciplined cost management which resulted in a decline in outside services and advertising expenses, among other items.

We continue to make selective investments designed to enable growth, marketing, and R&D, while balancing our efforts to drive cost efficiencies in the business. We also expect to continue making investments in support of our own digital transformation to modernize our IT operations.

Operating Income

During the second quarter of Fiscal 2024, operating income and non-GAAP operating income decreased by 8% to $1.2 billion and increased 1% to $2.0 billion, respectively. The decline in operating income was driven by a decrease in net revenue coupled with an increase in other corporate expenses. Non-GAAP operating income remained effectively flat as the impact of a decrease in net revenue was largely offset by a decline in input costs and by the impact of cost management measures.

During the first six months of Fiscal 2024, operating income and non-GAAP operating income decreased by 21% to $2.2 billion and 13% to $3.6 billion, respectively. The declines were primarily attributable to a reduction in both ISG and CSG operating income as a result of a decrease in net revenue which was partially offset by the impact of disciplined cost management measures. The decline in ISG operating income was primarily attributable to decreases in storage and, to a lesser extent, servers and networking. The decline in CSG operating income was driven by decreases in both commercial and consumer. The decrease in operating income was also impacted by an increase in other corporate expenses.

During the second quarter and first six months of Fiscal 2024, operating income as a percentage of net revenue increased 30 basis points to 5.1% and decreased 30 basis points to 5.1%, respectively. Non-GAAP operating income as a percentage of net revenue increased 120 basis points to 8.6% and 40 basis points to 8.2% during the second quarter and first six months of Fiscal 2024, respectively. Operating income and non-GAAP operating income as a percentage of net revenue during both the second quarter and first six months of Fiscal 2024 benefited from growth in gross margin as a percentage of net revenue, which increased primarily due to the impacts of an overall decrease in input costs coupled with an increase in average selling prices. The impact of increases in gross margin as a percentage of net revenue was offset by increases in operating expense as a percentage of net revenue that were driven by a decline in net revenue which outpaced the impact of continued cost management measures. Operating income as a percentage of net revenue during both periods was further impacted by an increase in other corporate expenses.

Interest and Other, Net

The following table presents information regarding interest and other, net for the periods indicated:

	Three Months Ended		Six Months Ended
	August 4, 2023	July 29, 2022	August 4, 2023	July 29, 2022

	(in millions)
Interest and other, net:
Investment income, primarily interest	$66	$16	$125	$31
Loss on investments, net	(29)	(255)	(44)	(241)
Interest expense	(352)	(298)	(757)	(563)
Foreign exchange	(65)	(66)	(97)	(155)
Other	(71)	(32)	(42)	(44)
Total interest and other, net	$(451)	$(635)	$(815)	$(972)

During the second quarter and first six months of Fiscal 2024, the change in interest and other, net was favorable, driven by a decrease in net loss on investments and an increase in investment income, partially offset by an increase in interest expense. The decrease in net loss on investments resulted from fair value adjustments on our non-marketable strategic investment portfolio that occurred in the second quarter of Fiscal 2023.

Income and Other Taxes

The following table presents information regarding our income and other taxes for the periods indicated:

	Three Months Ended		Six Months Ended
	August 4, 2023	July 29, 2022	August 4, 2023	July 29, 2022

	(in millions, except percentages)
Income before income taxes	$714	$635	$1,419	$1,848
Income tax expense	$259	$129	$386	$273
Effective income tax rate	36.3%	20.3%	27.2%	14.8%

For the second quarter of Fiscal 2024 and Fiscal 2023, our effective income tax rate was 36.3% and 20.3%, respectively. For the first six months of Fiscal 2024 and Fiscal 2023, our effective income tax rate was 27.2% and 14.8%, respectively. The changes in our effective income tax rate were attributable to a change in our jurisdictional mix of income, higher U.S. tax on foreign operations, and the impact of discrete tax items.

Our effective income tax rate can fluctuate depending on the geographic distribution of our worldwide earnings, as our foreign earnings are generally taxed at lower rates than in the United States. The differences between our effective income tax rates and the U.S. federal statutory rate of 21% principally result from the geographical distribution of income, differences between the book and tax treatment of certain items, and discrete tax items. In certain jurisdictions, our tax rate is significantly less than the applicable statutory rate as a result of tax holidays. The majority of our foreign income subject to these tax holidays is attributable to Singapore and China. A significant portion of these income tax benefits relates to a tax holiday that will be effective until January 31, 2029. Most of our other tax holidays will expire in whole or in part during Fiscal 2030 through Fiscal 2031. Many of these tax holidays and reduced tax rates may be extended when certain conditions are met or may be terminated early if certain conditions are not met or as a result of changes in tax legislation. As of August 4, 2023, we were not aware of any matters of noncompliance or enacted tax legislative changes affecting these tax holidays.

For further discussion regarding tax matters, including the status of income tax audits, see Note 11 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Net Income

During both the second quarter of Fiscal 2024 and Fiscal 2023, net income was $0.5 billion. Non-GAAP net income was $1.3 billion for both the second quarter of Fiscal 2024 and Fiscal 2023. Net income performance reflected a decline in operating income and an increase in tax expense that were offset by a favorable change in interest and other, net. Consistent with non-GAAP operating income, non-GAAP net income reflected a decrease in net revenue that was largely offset by a decline in input costs and the impact of cost management measures.

During the first six months of Fiscal 2024 and Fiscal 2023, net income was $1.0 billion and $1.6 billion, respectively. Non-GAAP net income was $2.2 billion and $2.7 billion for the first six months of Fiscal 2024 and Fiscal 2023, respectively. The decreases in both net income and non-GAAP net income were principally attributable to a decline in operating income.

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

Infrastructure Solutions Group

The following table presents net revenue and operating income attributable to ISG for the periods indicated:

	Three Months Ended			Six Months Ended
	August 4, 2023	% Change	July 29, 2022	August 4, 2023	% Change	July 29, 2022

	(in millions, except percentages)
Net revenue:
Servers and networking	$4,274	(18)%	$5,209	$8,111	(21)%	$10,257
Storage	4,187	(3)%	4,327	7,943	(7)%	8,564
Total ISG net revenue	$8,461	(11)%	$9,536	$16,054	(15)%	$18,821

Operating income:
ISG operating income	$1,049	—%	$1,046	$1,789	(16)%	$2,128
% of segment net revenue	12.4%		11.0%	11.1%		11.3%

Net Revenue — During the second quarter and first six months of Fiscal 2024, ISG net revenue decreased 11% and 15%, respectively, driven by a decline in servers and networking net revenue and, to a lesser extent, a decline in storage net revenue.

Revenue from sales of servers and networking decreased 18% and 21% during the second quarter and first six months of Fiscal 2024, respectively, driven by a decrease in units sold, the effect of which was partially offset by an increase in average selling price of our server offerings. The average selling price for our server offerings increased as a result of richer configurations and the impact of attached offerings.

During the second quarter and first six months of Fiscal 2024, storage revenue decreased 3% and 7%, respectively, due to a decline in net revenue across the majority of our storage offerings.

From a geographical perspective, net revenue attributable to ISG decreased in the Americas, EMEA, and APJ during the second quarter and first six months of Fiscal 2024.

Operating Income — During the second quarter of Fiscal 2024, ISG operating income as a percentage of net revenue increased 140 basis points to 12.4%, principally due to the impact of an overall decline in input costs coupled with an increase in average selling price. The increase in operating income as a percentage of net revenue was partially offset by an increase in operating expenses as a percentage of net revenue due to a decline in revenue that outpaced the impact of cost management measures.

During the first six months of Fiscal 2024, ISG operating income as a percentage of net revenue decreased 20 basis points to 11.1%, principally due to an increase in operating expenses as a percentage of net revenue that resulted from a decline in net revenue which outpaced the impact of cost management measures. The impact of an increase in operating expenses as a percentage of net revenue was partially offset by the impacts of an overall decrease in input costs coupled with an increase in average selling price.

Client Solutions Group

The following table presents net revenue and operating income attributable to CSG for the periods indicated:

	Three Months Ended			Six Months Ended
	August 4, 2023	% Change	July 29, 2022	August 4, 2023	% Change	July 29, 2022

	(in millions, except percentages)
Net revenue:
Commercial	$10,554	(13)%	$12,141	$20,416	(15)%	$24,112
Consumer	2,388	(29)%	3,349	4,509	(35)%	6,965
Total CSG net revenue	$12,942	(16)%	$15,490	$24,925	(20)%	$31,077

Operating income:
CSG operating income	$969	(1)%	$978	$1,861	(11)%	$2,093
% of segment net revenue	7.5%		6.3%	7.5%		6.7%

Net Revenue — During the second quarter and first six months of Fiscal 2024, CSG net revenue decreased 16% and 20%, respectively, driven by a decline in units sold as uncertain macroeconomic conditions continued to impact industry-wide demand.

Commercial net revenue decreased 13% and 15%, respectively, during the second quarter and first six months of Fiscal 2024. The decreases were primarily due to a decrease in units sold which was partially offset by the effect of an increase in the average selling price of our commercial offerings.

Consumer net revenue decreased 29% and 35%, respectively, during the second quarter and first six months of Fiscal 2024, principally due to a decrease in units sold. During the first six months of Fiscal 2024, the decline was partially offset by the effect of an increase in the average selling price of our consumer offerings.

Average selling prices for our CSG offerings increased during the second quarter and first six months of Fiscal 2024 primarily as a result of a shift in mix towards our commercial offerings coupled with richer configurations and the impact of attached offerings.

From a geographical perspective, net revenue attributable to CSG decreased primarily in APJ and, to a lesser extent, in the Americas and EMEA during both the second quarter and first six months of Fiscal 2024.

Operating Income — During the second quarter and first six months of Fiscal 2024, CSG operating income as a percentage of net revenue increased 120 and 80 basis points, respectively, to 7.5%, primarily due to the impact of an overall decrease in input costs coupled with an increase in average selling prices. The impact was partially offset by an increase in operating expenses as a percentage of net revenue, which increased as a result of a decline in CSG net revenue that outpaced the impact of cost management measures.

OTHER BALANCE SHEET ITEMS

Accounts Receivable

We sell products and services directly to customers and through a variety of sales channels, including retail distribution. Our accounts receivable, net, was $10.4 billion and $12.5 billion as of August 4, 2023 and February 3, 2023, respectively. The reduction in accounts receivable, net primarily reflects strong collections coupled with a decline in net revenue. We maintain an allowance for expected credit losses to cover receivables that may be deemed uncollectible. The allowance for expected credit losses is an estimate based on an analysis of historical loss experience, current receivables aging, and management’s assessment of current conditions and its reasonable and supportable expectation of future conditions, as well as specific identifiable customer accounts that are deemed at risk. As of August 4, 2023 and February 3, 2023, the allowance for expected credit losses was $80 million and $78 million, respectively. Based on our assessment, we believe that we are adequately reserved for expected credit losses. We are monitoring the impact of current economic conditions and the aging of our accounts receivable on our expected losses and have not experienced deterioration in delinquency or loss rates. We will continue to take actions, where necessary, to reduce our exposure to credit losses.

Dell Financial Services and Financing Receivables

We offer or arrange various financing options and services for our customers globally, including through captive financing operations. DFS originates, collects, and services customer receivables primarily related to the purchase of our product, software, and service solutions. We further strengthen customer relationships through flexible consumption models, including utility, subscription, and as-a-Service models, which enable us to offer our customers the option to pay over time to provide them with financial flexibility to meet their changing technological requirements. We have historically seen an increasing interest in our various financing options during times of macroeconomic uncertainty. New financing originations were $2.4 billion and $2.3 billion for the second quarter of Fiscal 2024 and Fiscal 2023, respectively, and $4.2 billion and $4.4 billion for the first six months of Fiscal 2024 and Fiscal 2023, respectively.

Our leases are generally classified as sales-type leases or operating leases. On commencement of sales-type leases, we recognize profit up-front, and recognize amounts due from the customer under the lease contract as financing receivables. Interest income is recognized as net product revenue over the term of the lease. Upon origination of operating leases, we record equipment under operating leases, classified as property, plant, and equipment. We recognize product revenue and depreciation expense, classified as cost of net revenue, over the contract term.

As of August 4, 2023 and February 3, 2023, our financing receivables, net were $10.6 billion and $10.9 billion, respectively. The decline in financing receivables was driven by the reclassification of the U.S. consumer revolving customer financing receivables portfolio to current assets held for sale on the Condensed Consolidated Statements of Financial Position. See Note 4 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information about the reclassification. We maintain an allowance to cover expected financing receivable credit losses and evaluate credit loss expectations based on our total portfolio. For the second quarter and first six months of Fiscal 2024 and Fiscal 2023, the principal charge-off rate for our financing receivables portfolio was 0.6% and 0.5%, respectively. The credit quality of our financing receivables has improved in recent years as the mix of high-quality commercial accounts in our portfolio has continued to increase. We continue to monitor broader economic indicators and their potential impact on future credit loss performance. We have an extensive process to manage our exposure to customer credit risk, including active management of credit lines and our collection activities. We also sell selected fixed-term financing receivables without recourse to unrelated third parties on a periodic basis, primarily to manage certain concentrations of customer credit exposure.  Based on our assessment of the customer financing receivables, we believe that we are adequately reserved.

We retain a residual interest in equipment leased under our lease programs. As of August 4, 2023 and February 3, 2023, the residual interest recorded as part of financing receivables was $150 million and $142 million, respectively. The amount of the residual interest is established at the inception of the lease based upon estimates of the value of the equipment at the end of the lease term using historical studies, industry data, and future value-at-risk demand valuation methods. On a quarterly basis, we assess the carrying amount of our recorded residual values for expected losses. Generally, expected losses as a result of residual value risk on equipment under lease are not considered to be significant primarily because of the existence of a secondary market with respect to the equipment. Further, the lease agreement defines applicable return conditions and remedies for non-compliance to ensure that the leased equipment will be in good operating condition upon return. No expected losses were recorded related to residual assets during the second quarter and first six months of Fiscal 2024 and Fiscal 2023.

As of August 4, 2023 and February 3, 2023, equipment under operating leases, net was $2.1 billion and $2.2 billion, respectively. We assess the carrying amount of the equipment under operating leases for impairment whenever events or circumstances may indicate that an impairment has occurred. No material impairment losses were recorded related to such equipment during the second quarter and first six months of Fiscal 2024 and Fiscal 2023.

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

As part of our overall capital allocation strategy, we intend to return capital to our stockholders through both share repurchase programs and dividend payments, drive growth, and maintain our investment grade credit rating.

The following table presents our cash and cash equivalents as well as our available borrowings as of the dates indicated:

	August 4, 2023	February 3, 2023

	(in millions)
Cash and cash equivalents, and available borrowings:
Cash and cash equivalents	$8,364	$8,607
Remaining available borrowings under 2021 Revolving Credit Facility	5,999	5,999
Total cash and cash equivalents, and available borrowings	$14,363	$14,606

During the first six months of Fiscal 2024, cash and cash equivalents decreased by $0.2 billion primarily as a result of the repayment of Senior Notes, capital expenditures, and the return of capital to our stockholders, partially offset by cash flows from operations.

As of August 4, 2023, our 2021 Revolving Credit Facility had a maximum capacity of $6.0 billion. Available borrowings under this facility are reduced by draws on the facility and outstanding letters of credit. As of August 4, 2023, there were no borrowings outstanding under the facility and remaining available borrowings totaled approximately $6.0 billion. The 2021 Revolving Credit Facility also acts as a backstop to provide liquidity support for our commercial paper program.

During Fiscal 2023, we established a commercial paper program under which we may issue unsecured notes in a maximum aggregate face amount of $5.0 billion outstanding at any time, with maturities up to 397 days from the date of issue. As of August 4, 2023, we had no outstanding borrowings under the program.

We may regularly use our available borrowings from the 2021 Revolving Credit Facility and issuances under the commercial paper program on a short-term basis for general corporate purposes. See Note 6 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information about our debt.

Debt

The following table presents our outstanding debt as of the dates indicated:

	August 4, 2023	Change	February 3, 2023

	(in millions)
Core debt
Senior Notes	$16,131	$(2,169)	$18,300
Legacy Notes and Debentures	952	—	952
DFS allocated debt	(1,467)	(271)	(1,196)
Total core debt	15,616	(2,440)	18,056
DFS related debt
DFS debt	10,043	(247)	10,290
DFS allocated debt	1,467	271	1,196
Total DFS related debt	11,510	24	11,486
Other	262	(63)	325
Total debt, principal amount	27,388	(2,479)	29,867
Carrying value adjustments	(250)	29	(279)
Total debt, carrying value	$27,138	$(2,450)	$29,588

The outstanding principal amount of our debt decreased $2.5 billion to $27.4 billion as of August 4, 2023, driven primarily by the prepayment of $2.0 billion principal amount of Senior Notes.

We define core debt as the total principal amount of our debt, less DFS related debt and other debt. Our core debt was $15.6 billion and $18.1 billion as of August 4, 2023 and February 3, 2023, respectively. See Note 6 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information about our debt.

DFS related debt primarily represents debt from our securitization and structured financing programs. Our risk of loss under these programs is limited to transferred lease and loan payments and associated equipment, as the credit holders have no recourse to Dell Technologies.

To fund expansion of the DFS business, we balance the use of the securitization and structured financing programs with other sources of liquidity. We approximate the amount of our core debt used to fund the DFS business by applying a 7:1 debt-to-equity ratio to the sum of our financing receivables balance and equipment under our DFS operating leases, net. The debt-to-equity ratio is based on the underlying credit quality of the assets. During the second quarter of Fiscal 2024, we entered into a definitive agreement to sell our U.S. consumer revolving customer financing receivables portfolio. In accordance with applicable accounting guidance, we reclassified $389 million of financing receivables, net of allowance, to current assets held for sale on the Condensed Consolidated Statement of Financial Position as of August 4, 2023. This amount is included in the calculation of DFS allocated debt. See Note 4 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information about our DFS debt.

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

Cash Flows

The following table presents a summary of our Condensed Consolidated Statements of Cash Flows for the periods indicated:

	Six Months Ended
	August 4, 2023	July 29, 2022

	(in millions)
Net change in cash from:
Operating activities	$4,991	$455
Investing activities	(1,289)	(1,498)
Financing activities	(3,829)	(2,752)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(117)	(194)
Change in cash, cash equivalents, and restricted cash	$(244)	$(3,989)

Operating Activities — Cash provided by operating activities was $5.0 billion during the first six months of Fiscal 2024, and was primarily driven by profitability and working capital management as we reduced inventory, demonstrated strong cash collections performance, and benefited from the timing of purchases and payments to vendors. Cash provided by operating activities also reflected the impact of the $0.9 billion net payment to settle the Class V transaction litigation. During the first six months of Fiscal 2023, cash provided by operating activities was $0.5 billion, which primarily reflected profitability that was partially offset by the impact of working capital dynamics.

Investing Activities — Investing activities primarily consist of cash used to fund capital expenditures for property, plant, and equipment inclusive of equipment under DFS operating leases and equipment used to support our as-a-Service offerings, which we refer to collectively as revenue-generating assets. Additional activities include capitalized software development costs, acquisitions and divestitures, and the maturities, sales, and purchases of investments. Cash used in investing activities was $1.3 billion and $1.5 billion during the first six months of Fiscal 2024 and Fiscal 2023, respectively, and was primarily applied to capital expenditures.

Financing Activities — Financing activities primarily consist of the proceeds and repayments of debt and return of capital to our stockholders. Cash used in financing activities was $3.8 billion during the first six months of Fiscal 2024 and primarily consisted of principal repayments of our Senior Notes, repurchases of common stock, inclusive of payments to settle employee tax withholdings on stock-based compensation, and the payment of quarterly dividends. During the first six months of Fiscal 2023, cash used in financing activities was $2.8 billion and primarily consisted of repurchases of common stock, inclusive of payments to settle employee tax withholdings on stock-based compensation, and the payment of quarterly dividends.

DFS Cash Flow Impacts — DFS offerings are initially funded through cash on hand at the time of origination, most of which is subsequently replaced with asset-backed financing. For DFS offerings that qualify as sales-type leases, the initial funding of financing receivables is reflected as an impact to cash flows from operations and is largely subsequently offset by cash proceeds from financing. For operating leases, the initial funding is classified as a capital expenditure and reflected as cash flows used in investing activities. DFS new financing originations were $4.2 billion and $4.4 billion during the first six months of Fiscal 2024 and Fiscal 2023, respectively. As of August 4, 2023, the Company had $10.6 billion of total net financing receivables and $2.1 billion of equipment under operating leases, net.

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

Capital Commitments and Other Cash Requirements

Capital Expenditures — We spent $1.3 billion and $1.5 billion, respectively, during the first six months of Fiscal 2024 and Fiscal 2023 on property, plant, and equipment and capitalized software development costs. Of total expenditures incurred, funding of revenue-generating assets totaled $0.5 billion and $0.7 billion during the first six months of Fiscal 2024 and Fiscal 2023, respectively. Product demand, product mix, the use of contract manufacturers, and ongoing investments in operating and information technology infrastructure influence the level and prioritization of our capital expenditures. Aggregate capital expenditures for Fiscal 2024 are currently expected to total between $3.2 billion and $3.4 billion, of which approximately $1.7 billion are expected to relate to revenue-generating assets.

Repurchases of Common Stock — Effective as of September 23, 2021, our Board of Directors approved a stock repurchase program with no fixed expiration date under which we are authorized to repurchase up to $5 billion of shares of our Class C Common Stock. During the first six months of Fiscal 2024, the Company repurchased approximately 11 million shares of Class C Common Stock for a total purchase price of approximately $0.5 billion. During the first six months of Fiscal 2023, the Company repurchased approximately 42 million shares of Class C Common Stock for a total purchase price of approximately $2.1 billion.

Dividend Payments — On February 24, 2022, we announced that our Board of Directors adopted a dividend policy providing for our payment of quarterly cash dividends on our common stock at a rate of $0.33 per share per fiscal quarter beginning in the first quarter of Fiscal 2023. On March 2, 2023, the Company announced that the Board of Directors approved a 12% increase in the quarterly dividend rate from $0.33 per share per fiscal quarter to a rate of $0.37 per share per fiscal quarter beginning in the first quarter of Fiscal 2024. During the first six months of Fiscal 2024 and Fiscal 2023, the Company paid $545 million and $490 million, respectively, in dividends and dividend equivalents.

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

The following table presents summarized results of operations information for the Obligor Group for the period indicated:

Six Months Ended
August 4, 2023
(in millions)
Net revenue (a)	$4,522
Gross margin (b)	1,873
Operating income	288
Interest and other, net (c)	(1,981)
Loss before income taxes	$(1,693)
Net loss attributable to Obligor Group	$(1,287)
____________________
(a)     Includes net revenue from services provided and product sales to Non-Obligor Subsidiaries of $420 million and $49 million, respectively.
(b)     Includes cost of net revenue from the resale of solutions purchased from Non-Obligor Subsidiaries and the Related Party of $465 million and $196 million, respectively. Includes cost of net revenue from shared services provided by Non-Obligor Subsidiaries of $291 million.
(c)    Includes interest expense on intercompany loan payables of $1,304 million and other expenses from services provided by Non-Obligor Subsidiaries of $42 million.

The following table presents summarized balance sheet information for the Obligor Group as of the dates indicated:

	August 4, 2023	February 3, 2023

	(in millions)
ASSETS
Current assets	$2,060	$2,972
Intercompany receivables	—	595
Due from related party, net	344	312
Short-term intercompany loan receivables	—	227
Total current assets	2,404	4,106
Due from related party, net	236	440
Goodwill and intangible assets	14,588	14,818
Other non-current assets	3,175	3,009
Total assets	$20,403	$22,373
LIABILITIES
Current liabilities	$5,117	$6,611
Intercompany payable	1,016	—
Due to related party	56	110
Total current liabilities	6,189	6,721
Long-term debt	15,856	17,996
Intercompany loan payables	38,827	38,896
Other non-current liabilities	3,603	3,891
Total liabilities	$64,475	$67,504

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

In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 4, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of August 4, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended August 4, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities

The following table presents information with respect to our purchases of Class C Common Stock during the second quarter of Fiscal 2024:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

	(in millions, except per share amounts)
Repurchases from May 6, 2023 to June 2, 2023	1.3	$46.06	1.3	$1,184
Repurchases from June 3, 2023 to June 30, 2023	2.4	$48.71	2.4	$1,065
Repurchases from July 1, 2023 to August 4, 2023	1.5	$53.92	1.5	$986
Total	5.2		5.2

This table excludes shares withheld from stock awards to settle employee withholding obligations related to the vesting of such awards.

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

ITEM 5 — OTHER INFORMATION

Rule 10b5-1 Trading Plans

On June 6, 2023, Richard J. Rothberg, our General Counsel, adopted a written plan for the sale of up to 49,480 shares of the Company’s Class C Common Stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan will expire on December 1, 2023, or on any earlier date on which all of the shares have been sold.

ITEM 6 — EXHIBITS

Exhibit Number	Description
4.1†
Consent to the Extension of Registration Rights Under the Second Amended and Restated Registration Rights Agreement, dated June 5, 2023, among Dell Technologies Inc. (the “Company”) and SL SPV-2 L.P., Silver Lake Partners IV, L.P., Silver Lake Technology Investors IV, L.P., Silver Lake Partners V DE (AIV), L.P., Silver Lake Technology Investors V, L.P

10.1*
Dell Technologies Inc. 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2023) (Commission File No. 001-37867).

10.2†*	Separation Agreement and Release, dated July 27, 2023, between the Company and Anthony Charles Whitten.
10.3†*	Amended and Restated Compensation Program for Independent Non-Employee Directors.
10.4†*	Form of Time-Based Restricted Stock Unit Agreement under the Dell Technologies Inc. 2023 Stock Incentive Plan.
10.5†*	Form of Performance-Based Restricted Stock Unit Agreement under the Dell Technologies Inc. 2023 Stock Incentive Plan.
10.6†*	Form of Deferred Stock Unit Agreement under the Dell Technologies Inc. 2023 Stock Incentive Plan.
22.1†	List of Guarantor Subsidiaries and Issuers of Guaranteed Securities
31.1†
Certification of Michael S. Dell, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†
Certification of Yvonne McGill, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1††
Certifications of Michael S. Dell, Chairman and Chief Executive Officer, and Yvonne McGill, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: September 12, 2023