Form 10-Q
period 2023-11-03
Dell Technologies Inc.
filed 2023-12-08
CIK 1571996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	November 3, 2023
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of December 5, 2023, there were 711,601,111 shares of the registrant’s common stock outstanding, consisting of 267,486,909 outstanding shares of Class C Common Stock, 353,480,523 outstanding shares of Class A Common Stock, and 90,633,679 outstanding shares of Class B Common Stock.

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

DELL TECHNOLOGIES INC.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in millions; unaudited)

	November 3, 2023	February 3, 2023
ASSETS
Current assets:
Cash and cash equivalents	$8,298	$8,607
Accounts receivable, net of allowance of $74 and $78	9,720	12,482
Due from related party, net	386	378
Short-term financing receivables, net of allowance of $73 and $142 (Note 4)	4,540	5,281
Inventories	3,381	4,776
Other current assets	10,662	10,827
Total current assets	36,987	42,351
Property, plant, and equipment, net	6,222	6,209
Long-term investments	1,294	1,518
Long-term financing receivables, net of allowance of $80 and $59 (Note 4)	5,773	5,638
Goodwill	19,616	19,676
Intangible assets, net	5,907	6,468
Due from related party, net	239	440
Other non-current assets	7,226	7,311
Total assets	$83,264	$89,611
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$6,498	$6,573
Accounts payable	19,478	18,598
Due to related party	1,246	2,067
Accrued and other	6,449	8,874
Short-term deferred revenue	15,206	15,542
Total current liabilities	48,877	51,654
Long-term debt	20,119	23,015
Long-term deferred revenue	13,847	14,744
Other non-current liabilities	2,991	3,223
Total liabilities	$85,834	$92,636
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit):
Common stock and capital in excess of $0.01 par value (Note 13)	$8,742	$8,424
Treasury stock at cost	(5,064)	(3,813)
Accumulated deficit	(5,519)	(6,732)
Accumulated other comprehensive loss	(823)	(1,001)
Total Dell Technologies Inc. stockholders’ equity (deficit)	(2,664)	(3,122)
Non-controlling interests	94	97
Total stockholders’ equity (deficit)	(2,570)	(3,025)
Total liabilities and stockholders’ equity	$83,264	$89,611

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended
	November 3, 2023	October 28, 2022	November 3, 2023	October 28, 2022
Net revenue:
Products	$16,233	$18,938	$48,204	$60,212
Services	6,018	5,783	17,903	17,050
Total net revenue	22,251	24,721	66,107	77,262
Cost of net revenue (a):
Products	13,546	15,601	39,923	50,281
Services	3,557	3,413	10,631	10,051
Total cost of net revenue	17,103	19,014	50,554	60,332
Gross margin	5,148	5,707	15,553	16,930
Operating expenses:
Selling, general, and administrative	2,970	3,268	9,748	10,364
Research and development	692	677	2,085	1,984
Total operating expenses	3,662	3,945	11,833	12,348
Operating income	1,486	1,762	3,720	4,582
Interest and other, net	(306)	(1,308)	(1,121)	(2,280)
Income before income taxes	1,180	454	2,599	2,302
Income tax expense	176	213	562	486
Net income	1,004	241	2,037	1,816
Less: Net loss attributable to non-controlling interests	(2)	(4)	(14)	(12)
Net income attributable to Dell Technologies Inc.	$1,006	$245	$2,051	$1,828

Earnings per share attributable to Dell Technologies Inc.
Basic	$1.39	$0.34	$2.83	$2.47
Diluted	$1.36	$0.33	$2.78	$2.41

(a) Includes related party cost of net revenue as follows (Note 15):
Products	$379	$281	$970	$962
Services	$884	$733	$2,640	$2,204

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended		Nine Months Ended
	November 3, 2023	October 28, 2022	November 3, 2023	October 28, 2022
Net income	$1,004	$241	$2,037	$1,816

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(155)	(196)	(130)	(620)
Cash flow hedges:
Change in unrealized gains	171	306	230	844
Reclassification adjustment for net (gains) losses included in net income	(84)	(324)	75	(726)
Net change in cash flow hedges	87	(18)	305	118
Pension and other postretirement plans:
Recognition of actuarial net gains (losses) from pension and other postretirement plans	2	(2)	3	11
Reclassification adjustments for net losses from pension and other postretirement plans	—	1	—	1
Net change in actuarial net gains (losses) from pension and other postretirement plans	2	(1)	3	12

Total other comprehensive income (loss), net of tax expense (benefit) of $6 and $6, respectively, and $18 and $14, respectively	(66)	(215)	178	(490)
Comprehensive income, net of tax	938	26	2,215	1,326
Less: Net loss attributable to non-controlling interests	(2)	(4)	(14)	(12)
Less: Other comprehensive loss attributable to non-controlling interests	—	—	—	(1)
Comprehensive income attributable to Dell Technologies Inc.	$940	$30	$2,229	$1,339

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Nine Months Ended
	November 3, 2023	October 28, 2022
Cash flows from operating activities:
Net income	$2,037	$1,816
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,462	2,302
Stock-based compensation expense	675	703
Deferred income taxes	(244)	(745)
Other, net	521	648
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	2,517	803
Financing receivables	445	(286)
Inventories	1,203	(485)
Other assets and liabilities	(2,096)	430
Due from/to related party, net	(574)	(641)
Accounts payable	1,012	(4,466)
Deferred revenue	(815)	772
Change in cash from operating activities	7,143	851
Cash flows from investing activities:
Purchases of investments	(143)	(101)
Maturities and sales of investments	150	99
Capital expenditures and capitalized software development costs	(2,029)	(2,244)
Acquisition of businesses and assets, net	(127)	—
Other	35	18
Change in cash from investing activities	(2,114)	(2,228)
Cash flows from financing activities:
Proceeds from the issuance of common stock	8	5
Repurchases of common stock	(1,202)	(2,718)
Repurchases of common stock for employee tax withholdings	(354)	(380)
Payments of dividends and dividend equivalents	(811)	(728)
Proceeds from debt	6,904	8,779
Repayments of debt	(9,766)	(8,079)
Debt-related costs and other, net	(54)	(17)
Change in cash from financing activities	(5,275)	(3,138)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(200)	(343)
Change in cash, cash equivalents, and restricted cash	(446)	(4,858)
Cash, cash equivalents, and restricted cash at beginning of the period	8,894	10,082
Cash, cash equivalents, and restricted cash at the end of the period	$8,448	$5,224
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in millions, except per share amounts; continued on next page; unaudited)

	Common Stock and Capital in Excess of Par Value		Treasury Stock
Three Months Ended November 3, 2023	Issued Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Dell Technologies Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Stockholders’ Equity (Deficit)
Balances as of August 4, 2023	817	$8,554	93	$(4,320)	$(6,249)	$(757)	$(2,772)	$95	$(2,677)
Net income	—	—	—	—	1,006	—	1,006	(2)	1,004
Dividends and dividend equivalents declared ($0.37 per common share)	—	—	—	—	(276)	—	(276)	—	(276)
Foreign currency translation adjustments	—	—	—	—	—	(155)	(155)	—	(155)
Cash flow hedges, net change	—	—	—	—	—	87	87	—	87
Pension and other post-retirement	—	—	—	—	—	2	2	—	2
Issuance of common stock, net of shares repurchased for employee tax withholding	2	(36)	—	—	—	—	(36)	—	(36)
Stock-based compensation expense	—	217	—	—	—	—	217	10	227
Treasury stock repurchases	—	—	11	(744)	—	—	(744)	—	(744)
Impact from equity transactions of non-controlling interests	—	7	—	—	—	—	7	(9)	(2)
Balances as of November 3, 2023	819	$8,742	104	$(5,064)	$(5,519)	$(823)	$(2,664)	$94	$(2,570)

	Common Stock and Capital in Excess of Par Value		Treasury Stock
Nine Months Ended November 3, 2023	Issued Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Dell Technologies Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Stockholders’ Equity (Deficit)
Balances as of February 3, 2023	798	$8,424	82	$(3,813)	$(6,732)	$(1,001)	$(3,122)	$97	$(3,025)
Net income	—	—	—	—	2,051	—	2,051	(14)	2,037
Dividends and dividend equivalents declared ($1.11 per common share)	—	—	—	—	(838)	—	(838)	—	(838)
Foreign currency translation adjustments	—	—	—	—	—	(130)	(130)	—	(130)
Cash flow hedges, net change	—	—	—	—	—	305	305	—	305
Pension and other post-retirement	—	—	—	—	—	3	3	—	3
Issuance of common stock, net of shares repurchased for employee tax withholding	21	(339)	—	—	—	—	(339)	—	(339)
Stock-based compensation expense	—	650	—	—	—	—	650	25	675
Treasury stock repurchases	—	—	22	(1,251)	—	—	(1,251)	—	(1,251)
Impact from equity transactions of non-controlling interests	—	7	—	—	—	—	7	(14)	(7)
Balances as of November 3, 2023	819	$8,742	104	$(5,064)	$(5,519)	$(823)	$(2,664)	$94	$(2,570)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(continued; in millions, except per share amounts; unaudited)

	Common Stock and Capital in Excess of Par Value		Treasury Stock
Three Months Ended October 28, 2022	Issued Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Dell Technologies Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Stockholders’ Equity (Deficit)
Balances as of July 29, 2022	796	$8,005	62	$(3,054)	$(7,106)	$(705)	$(2,860)	$105	$(2,755)
Net income	—	—	—	—	245	—	245	(4)	241
Dividends and dividend equivalents declared ($0.33 per common share)	—	—	—	—	(241)	—	(241)	—	(241)
Foreign currency translation adjustments	—	—	—	—	—	(196)	(196)	—	(196)
Cash flow hedges, net change	—	—	—	—	—	(18)	(18)	—	(18)
Pension and other post-retirement	—	—	—	—	—	(1)	(1)	—	(1)
Issuance of common stock, net of shares repurchased for employee tax withholding	1	(22)	—	—	—	—	(22)	—	(22)
Stock-based compensation expense	—	226	—	—	—	—	226	9	235
Treasury stock repurchases	—	—	17	(609)	—	—	(609)	—	(609)
Impact from equity transactions of non-controlling interests	—	7	—	—	—	—	7	(9)	(2)
Balances as of October 28, 2022	797	$8,216	79	$(3,663)	$(7,102)	$(920)	$(3,469)	$101	$(3,368)

	Common Stock and Capital in Excess of Par Value		Treasury Stock

Nine Months Ended October 28, 2022	Issued Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Dell Technologies Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Stockholders’ Equity (Deficit)
Balances as of January 28, 2022	777	$7,898	20	$(964)	$(8,188)	$(431)	$(1,685)	$105	$(1,580)
Net income	—	—	—	—	1,828	—	1,828	(12)	1,816
Dividends and dividend equivalents declared ($0.99 per common share)	—	—	—	—	(742)	—	(742)	—	(742)
Foreign currency translation adjustments	—	—	—	—	—	(619)	(619)	(1)	(620)
Cash flow hedges, net change	—	—	—	—	—	118	118	—	118
Pension and other post-retirement	—	—	—	—	—	12	12	—	12
Issuance of common stock, net of shares repurchased for employee tax withholding	20	(366)	—	—	—	—	(366)	—	(366)
Stock-based compensation expense	—	677	—	—	—	—	677	26	703
Treasury stock repurchases	—	—	59	(2,699)	—	—	(2,699)	—	(2,699)
Impact from equity transactions of non-controlling interests	—	7	—	—	—	—	7	(17)	(10)
Balances as of October 28, 2022	797	$8,216	79	$(3,663)	$(7,102)	$(920)	$(3,469)	$101	$(3,368)
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

Basis of Presentation — The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes filed with the U.S. Securities and Exchange Commission (“SEC”) in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2023. These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company as of November 3, 2023 and February 3, 2023, the results of its operations, corresponding comprehensive income, and changes in stockholders’ equity for the three and nine months ended November 3, 2023 and October 28, 2022, and its cash flows for the nine months ended November 3, 2023 and October 28, 2022.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and the accompanying Notes. Actual results could differ materially from those estimates. The results of the Company’s operations, corresponding comprehensive income, and changes in stockholders’ equity for the three and nine months ended November 3, 2023 and October 28, 2022, and its cash flows for the nine months ended November 3, 2023 and October 28, 2022 are not necessarily indicative of the results to be expected for the full fiscal year or for any other fiscal period.

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

Secureworks — As of November 3, 2023 and February 3, 2023, the Company held approximately 81.1% and 82.6%, respectively, of the outstanding equity interest in Secureworks. The portion of the results of operations of Secureworks allocable to its other owners is shown as net loss attributable to non-controlling interests in the Condensed Consolidated Statements of Income, as an adjustment to net income attributable to Dell Technologies stockholders. The non-controlling interests’ share of equity in Secureworks is reflected as non-controlling interests in the Condensed Consolidated Statements of Financial Position and was $94 million and $97 million as of November 3, 2023 and February 3, 2023, respectively.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Other Events — On July 12, 2023, the Company entered into a definitive agreement with Comenity Capital Bank, a subsidiary of Bread Financial Holdings, Inc. (“Bread”), to establish a new consumer revolving financing program, operated as the “Dell Pay Credit” program, under which transactions are originated, owned, serviced, and collected by Bread. Under the agreement, the Company also agreed to sell its U.S. consumer revolving customer receivables portfolio. On October 4, 2023, the parties closed the sale for total cash consideration of approximately $390 million and the Company recognized an immaterial gain within the Condensed Consolidated Statements of Income. Upon completion of the sale, the Company derecognized transferred receivables, net of $380 million from the Condensed Consolidated Statements of Financial Position. The Company has no continuing involvement with these receivables, which are serviced by Bread. See Note 4 of the Notes to the Condensed Consolidated Financial Statements for more information.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 2 — FAIR VALUE MEASUREMENTS

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

	November 3, 2023				February 3, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

	(in millions)
Assets:
Money market funds	$4,176	$—	$—	$4,176	$4,301	$—	$—	$4,301
Marketable equity and other securities	5	—	—	5	33	—	—	33
Derivative instruments	—	215	—	215	—	295	—	295
Total assets	$4,181	$215	$—	$4,396	$4,334	$295	$—	$4,629
Liabilities:
Derivative instruments	$—	$76	$—	$76	$—	$460	$—	$460
Total liabilities	$—	$76	$—	$76	$—	$460	$—	$460

The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value.

Money Market Funds — The Company’s investment in money market funds that are classified as cash equivalents hold underlying investments with a weighted average maturity of 90 days or less and are recognized at fair value. The valuations of these securities are based on quoted prices in active markets for identical assets, when available, or pricing models whereby all significant inputs are observable or can be derived from or corroborated by observable market data. The Company reviews security pricing and assesses money market fund liquidity on a quarterly basis. As of November 3, 2023, the Company’s portfolio had no material exposure to money market funds with a fluctuating net asset value.

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

Deferred Compensation Plans — The Company offers deferred compensation plans for eligible employees, which allow participants to defer a portion of their compensation. Assets were the same as liabilities associated with the plans at approximately $194 million and $179 million as of November 3, 2023 and February 3, 2023, respectively, and are included in other assets and other liabilities on the Condensed Consolidated Statements of Financial Position. The net impact to the Condensed Consolidated Statements of Income is not material since changes in the fair value of the assets substantially offset changes in the fair value of the liabilities. As such, assets and liabilities associated with these plans have not been included in the recurring fair value table above.

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

As of November 3, 2023 and February 3, 2023, the Company held strategic investments in non-marketable equity and other securities of $1.2 billion and $1.3 billion, respectively. As these investments represent early-stage companies without readily determinable fair values, they are not included in the recurring fair value table above. See Note 3 of the Notes to the Condensed Consolidated Financial Statements for additional information about the Company’s strategic investments.

Carrying Value and Estimated Fair Value of Outstanding Debt — The following table presents the carrying value and estimated fair value of the Company’s outstanding debt as described in Note 6 of the Notes to the Condensed Consolidated Financial Statements, including the current portion, as of the dates indicated:

	November 3, 2023		February 3, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value

	(in billions)
Senior Notes	$16.0	$15.6	$18.1	$18.2
Legacy Notes and Debentures	$0.9	$0.9	$0.9	$1.0
DFS Debt	$9.6	$9.1	$10.3	$9.9

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

As of both November 3, 2023 and February 3, 2023, total investments were $1.6 billion.

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

Carrying Value of Equity and Other Securities

The following table presents the cost, cumulative unrealized gains, cumulative unrealized losses, and carrying value of the Company's strategic investments in marketable and non-marketable equity securities as of the dates indicated:

	November 3, 2023				February 3, 2023
	Cost	Unrealized Gain	Unrealized Loss	Carrying Value	Cost	Unrealized Gain	Unrealized Loss	Carrying Value

	(in millions)
Marketable	$12	$19	$(26)	$5	$56	$17	$(40)	$33
Non-marketable	729	666	(149)	1,246	714	651	(100)	1,265
Total equity and other securities	$741	$685	$(175)	$1,251	$770	$668	$(140)	$1,298

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Gains and Losses on Equity and Other Securities

The following table presents unrealized gains and losses on marketable and non-marketable equity and other securities for the periods indicated:

	Three Months Ended		Nine Months Ended
	November 3, 2023	October 28, 2022	November 3, 2023	October 28, 2022

	(in millions)
Marketable securities:
Unrealized gain	$—	$50	$1	$57
Unrealized loss	—	(10)	(23)	(29)
Net unrealized gain (loss)	—	40	(22)	28
Non-marketable securities:
Unrealized gain	6	—	15	72
Unrealized loss	(3)	(13)	(49)	(333)
Net unrealized gain (loss) (a) (b)	3	(13)	(34)	(261)
Net unrealized gain (loss) on equity and other securities	$3	$27	$(56)	$(233)
____________________
(a)    For the three months ended November 3, 2023, net gains on non-marketable securities are due to upward adjustments for observable price changes offset by losses primarily attributable to impairments.
(b)    For the nine months ended November 3, 2023 and the three and nine months ended October 28, 2022, net unrealized losses on non-marketable securities were primarily attributable to impairments. For the three and nine months ended October 28, 2022, the impairments on equity and other securities were generally in line with extended public equity market declines.

Fixed Income Debt Securities

The Company has fixed income debt securities carried at amortized cost which are primarily held as collateral for borrowings. The Company intends to hold the investments to maturity. As of November 3, 2023, the Company held $267 million in fixed income debt securities which will mature within one year and $43 million in fixed income debt securities which will mature within five years.

The following table summarizes the Company’s debt securities as of the dates indicated:

	November 3, 2023				February 3, 2023
	Cost	Unrealized Gain	Unrealized Loss	Carrying Value	Cost	Unrealized Gain	Unrealized Loss	Carrying Value

	(in millions)
Fixed income debt securities	$343	$59	$(92)	$310	$348	$65	$(95)	$318

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 4 — FINANCIAL SERVICES

The Company offers or arranges various financing options and alternative payment structures for its customers globally. Alternative payment structures consist of various flexible consumption models, including utility, subscription, and as-a-Service models.

Financing options are offered to our customers primarily through Dell Financial Services and its affiliates (“DFS”). The Company also arranges financing for some of its customers in various countries where DFS does not currently operate as a captive enterprise. The key activities of DFS include originating, collecting, and servicing customer financing arrangements primarily related to the purchase or use of Dell Technologies products and services. In some cases, DFS also offers financing for the purchase of third-party technology products that complement the Dell Technologies portfolio of products and services. New financing originations were $1.8 billion and $2.3 billion for the three months ended November 3, 2023 and October 28, 2022, respectively, and $6.0 billion and $6.7 billion for the nine months ended November 3, 2023 and October 28, 2022, respectively.

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

Revolving loans — Revolving loans offered under a private label credit financing program, referred to as Dell Business Credit (“DBC”), provide qualified customers with a revolving credit line for the purchase of products and services offered by Dell Technologies. The DBC product is primarily offered to small and medium-sized commercial customers. Revolving loans in the United States bear interest at a variable annual percentage rate that is tied to the prime rate. Based on historical payment patterns, revolving loan transactions are typically repaid within twelve months on average. Due to the short-term nature of the revolving loan portfolio, the carrying value of the portfolio approximates fair value.

Prior to the sale of the U.S. consumer revolving customer receivables portfolio described in Note 1 of the Notes to the Condensed Consolidated Financial Statements, the Company also offered private label credit financing under the Dell Preferred Account (“DPA”) program. The DPA product was primarily offered to individual consumer customers.

Flexible consumption models, as defined above, further enable the Company to offer its customers the option to pay over time to provide them with financial flexibility to meet their changing technological requirements. Such models may result in identification of embedded lease arrangements that lead to the recognition of operating or sales-type leases.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Financing Receivables

The following table presents the components of the Company’s financing receivables segregated by portfolio segment as of the dates indicated:

	November 3, 2023			February 3, 2023
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total

	(in millions)
Financing receivables, net:
Customer receivables, gross (a) (b)	$172	$10,144	$10,316	$685	$10,293	$10,978
Allowances for losses	(9)	(144)	(153)	(88)	(113)	(201)
Customer receivables, net	163	10,000	10,163	597	10,180	10,777
Residual interest	—	150	150	—	142	142
Financing receivables, net	$163	$10,150	$10,313	$597	$10,322	$10,919
Short-term	$163	$4,377	$4,540	$597	$4,684	$5,281
Long-term	$—	$5,773	$5,773	$—	$5,638	$5,638
____________________
(a)    Customer receivables, gross include amounts due from customers under revolving loans, fixed-term loans, fixed-term leases, and accrued interest.
(b)    The decrease in revolving customer financing receivables is primarily attributable to the sale of the U.S. consumer revolving customer receivables portfolio described in Note 1 of the Notes to the Condensed Consolidated Financial Statements.

The following table presents the changes in allowance for financing receivable losses for the periods indicated:

	Three Months Ended
	November 3, 2023			October 28, 2022
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total

	(in millions)
Allowance for financing receivable losses:
Balances at beginning of period	$9	$140	$149	$91	$92	$183
Charge-offs, net of recoveries	(4)	(3)	(7)	(12)	(1)	(13)
Provision charged to income statement	4	7	11	8	8	16
Balances at end of period	$9	$144	$153	$87	$99	$186

	Nine Months Ended
	November 3, 2023			October 28, 2022
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total

	(in millions)
Allowance for financing receivable losses:
Balances at beginning of period	$88	$113	$201	$102	$87	$189
Charge-offs, net of recoveries	(37)	(5)	(42)	(37)	(5)	(42)
Provision charged to income statement	32	36	68	22	17	39
Other (a)	(74)	—	(74)	—	—	—
Balances at end of period	$9	$144	$153	$87	$99	$186
____________________
(a)    Other represents the derecognition of the allowance for financing receivable losses related to the sale of the U.S. consumer revolving customer receivables portfolio described in Note 1 of the Notes to the Condensed Consolidated Financial Statements.

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

Aging

The following table presents the aging of the Company’s customer financing receivables, gross, including accrued interest, segregated by class, as of the dates indicated:

	November 3, 2023				February 3, 2023
	Current	Past Due 1 — 90 Days	Past Due >90 Days	Total	Current	Past Due 1 — 90 Days	Past Due >90 Days	Total

	(in millions)
Revolving — DPA	$5	$—	$—	$5	$457	$34	$17	$508
Revolving — DBC	146	17	4	167	154	19	4	177
Fixed-term — Consumer and Commercial	9,140	868	136	10,144	9,309	927	57	10,293
Total customer receivables, gross	$9,291	$885	$140	$10,316	$9,920	$980	$78	$10,978

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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Credit Quality

The following tables present customer receivables, gross, including accrued interest, by credit quality indicator, segregated by class, as of the dates indicated:

	November 3, 2023
	Fixed-term — Consumer and Commercial
	Fiscal Year of Origination
	2024	2023	2022	2021	2020	Years Prior	Revolving — DPA	Revolving — DBC	Total

	(in millions)
Higher	$2,494	$2,195	$1,076	$499	$127	$3	$1	$42	$6,437
Mid	849	1,047	378	159	40	2	2	49	2,526
Lower	454	516	210	69	25	1	2	76	1,353
Total	$3,797	$3,758	$1,664	$727	$192	$6	$5	$167	$10,316

	February 3, 2023
	Fixed-term — Consumer and Commercial
	Fiscal Year of Origination
	2023	2022	2021	2020	2019	Years Prior	Revolving — DPA	Revolving — DBC	Total

	(in millions)
Higher	$3,210	$1,805	$914	$343	$37	$1	$123	$44	$6,477
Mid	1,242	631	362	119	17	1	136	54	2,562
Lower	1,017	364	157	65	7	1	249	79	1,939
Total	$5,469	$2,800	$1,433	$527	$61	$3	$508	$177	$10,978

The categories shown in the tables above segregate customer receivables based on the relative degrees of credit risk. Credit quality indicators for DBC revolving and fixed-term accounts are generally updated on a periodic basis.

For the DBC revolving receivables and fixed-term commercial receivables shown in the table above, an internal grading system is utilized that assigns a credit level score based on a number of considerations, including liquidity, operating performance, and industry outlook. The grading criteria and classifications for the fixed-term products differ from those for the revolving products as loss experience varies between these product and customer groups. The credit quality categories cannot be compared between the different classes as loss experience varies substantially between the classes. Prior to the sale of the U.S. consumer revolving customer receivables revolving portfolio described in Note 1 of the Notes to the Condensed Consolidated Financial Statements, the Company made credit decisions based on proprietary scorecards, which included the customer’s credit history, payment history, credit usage, and other credit agency-related elements. The higher quality category included prime accounts generally comparable to U.S. customer FICO scores of 720 or above. The mid category represented mid-tier accounts that are comparable to U.S. customer FICO scores from 660 to 719. The lower category represented accounts that are comparable to U.S. customer FICO scores below 660.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Leases

The following table presents net revenue, cost of net revenue, and gross margin recognized at the commencement date of sales-type leases for the periods indicated:

	Three Months Ended		Nine Months Ended
	November 3, 2023	October 28, 2022	November 3, 2023	October 28, 2022

	(in millions)
Net revenue — products	$227	$207	$766	$646
Cost of net revenue — products	176	164	564	532
Gross margin — products	$51	$43	$202	$114

The following table presents the future maturity of the Company’s fixed-term customer leases and associated financing payments, and reconciles the undiscounted cash flows to the customer receivables, gross recognized on the Condensed Consolidated Statement of Financial Position as of the date indicated:

November 3, 2023
(in millions)
Fiscal 2024 (remaining three months)	$809
Fiscal 2025	2,221
Fiscal 2026	1,712
Fiscal 2027	971
Fiscal 2028 and beyond	388
Total undiscounted cash flows	6,101
Fixed-term loans	4,954
Revolving loans	172
Less: Unearned income	(911)
Total customer receivables, gross	$10,316

Operating Leases

The Company’s operating leases primarily consist of DFS captive fixed-term leases and contractually committed embedded leases identified within flexible consumption arrangements.

The following table presents the components of the Company’s operating lease portfolio included in property, plant, and equipment, net as of the dates indicated:

	November 3, 2023	February 3, 2023

	(in millions)
Equipment under operating lease, gross	$3,855	$3,725
Less: Accumulated depreciation	(1,721)	(1,517)
Equipment under operating lease, net	$2,134	$2,208

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents operating lease income related to lease payments and depreciation expense for the Company’s operating lease portfolio for the periods indicated:

	Three Months Ended		Nine Months Ended
	November 3, 2023	October 28, 2022	November 3, 2023	October 28, 2022

	(in millions)
Income related to lease payments	$341	$297	$992	$782
Depreciation expense	$234	$212	$703	$571

The following table presents the future payments to be received by the Company in operating lease contracts as of the date indicated:

November 3, 2023
(in millions)
Fiscal 2024 (remaining three months)	$330
Fiscal 2025	974
Fiscal 2026	628
Fiscal 2027	272
Fiscal 2028 and beyond	113
Total	$2,317

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
The following table presents DFS debt as of the dates indicated and excludes the allocated portion of the Company’s other borrowings, which represents the additional amount considered to fund the DFS business:

	November 3, 2023	February 3, 2023

DFS debt	(in millions)
DFS U.S. debt:
Asset-based financing and securitization facilities	$2,443	$3,987
Fixed-term securitization offerings	3,715	2,679
Other	31	76
Total DFS U.S. debt	6,189	6,742
DFS international debt:
Securitization facility	749	790
Other borrowings	839	871
Note payable	250	250
Dell Bank senior unsecured eurobonds	1,593	1,637
Total DFS international debt	3,431	3,548
Total DFS debt	$9,620	$10,290
Total short-term DFS debt	$5,374	$5,400
Total long-term DFS debt	$4,246	$4,890

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
DFS U.S. Debt

Asset-Based Financing and Securitization Facilities — The Company maintains separate asset-based financing facilities in the United States, which are revolving facilities for fixed-term leases and loans. This debt is collateralized solely by the U.S. loan and lease payments and associated equipment in the facilities. The debt has a variable interest rate, and the duration of the debt is based on the terms of the underlying loan and lease payment streams. As of November 3, 2023, the total debt capacity related to the U.S. asset-based financing facilities was $5.1 billion. The Company enters into interest swap agreements to effectively convert a portion of this debt from a floating rate to a fixed rate. See Note 7 of the Notes to the Condensed Consolidated Financial Statements for additional information about the Company’s interest rate swaps.

The Company’s two U.S. asset-based financing facilities for fixed-term leases and loans are effective through July 7, 2025 and June 21, 2024, respectively. The asset-based financing facilities contain standard structural features related to the performance of the funded receivables, which include defined credit losses, delinquencies, average credit scores, and minimum collection requirements. In the event one or more of these criteria are not met and the Company is unable to restructure the facility, no further funding of receivables will be permitted and the timing of the Company’s expected cash flows from over-collateralization will be delayed. As of November 3, 2023, these criteria were met.

The Company previously maintained a U.S. securitization facility for revolving loans effective through June 25, 2025. In connection with the sale of the U.S. consumer revolving customer receivables portfolio described in Note 1 of the Notes to the Condensed Consolidated Financial Statements, the Company’s U.S. securitization facility for revolving loans was paid down and terminated during the three months ended November 3, 2023.

Fixed-Term Securitization Offerings — The Company periodically issues asset-backed debt securities under fixed-term securitization programs to private investors. The asset-backed debt securities are collateralized solely by the U.S. fixed-term lease and loan payments and associated equipment, which are held by Special Purpose Entities (“SPEs”), as discussed below. The interest rate on these securities is fixed and ranges from 0.53% to 6.80% per annum as of November 3, 2023, and the duration of these securities is based on the terms of the underlying lease and loan payment streams.

DFS International Debt

Securitization Facility — The Company maintains a securitization facility in Europe for fixed-term leases and loans. The debt under this facility has a variable interest rate, and the duration of the debt is based on the terms of the underlying loan and lease payment streams. This facility is effective through December 23, 2024 and had a total debt capacity of $850 million as of November 3, 2023.

The securitization facility contains standard structural features related to the performance of the securitized receivables, which include defined credit losses, delinquencies, average credit scores, and minimum collection requirements. In the event one or more of these criteria are not met and the Company is unable to restructure the program, no further funding of receivables will be permitted and the timing of the Company’s expected cash flows from over-collateralization will be delayed. As of November 3, 2023, these criteria were met.

Other Borrowings — In connection with the Company’s international financing operations, the Company has entered into revolving structured financing debt programs related to its fixed-term lease and loan products sold in Canada, Europe, Australia, New Zealand, and the Middle East. The debt under these programs has a variable interest rate, and the duration of the debt is based on the terms of the underlying loan and lease payment streams. The Canadian facility, which is collateralized solely by Canadian loan and lease payments and associated equipment, had a total debt capacity of $328 million as of November 3, 2023 and is effective through January 16, 2025. The European facility, which is collateralized solely by European loan and lease payments and associated equipment, had a total debt capacity of $531 million as of November 3, 2023 and is effective through June 14, 2025. The Australia and New Zealand facility, which is collateralized solely by Australia and New Zealand loan and lease payments and associated equipment, had a total debt capacity of $290 million as of November 3, 2023 and is effective through April 20, 2025. The Middle East facility, which is collateralized solely by Middle East loan and lease payments and associated equipment, had a total debt capacity of $150 million as of November 3, 2023 and is effective through March 24, 2025.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Note Payable — On May 25, 2022, the Company entered into an unsecured credit agreement to fund receivables in Mexico. As of November 3, 2023, the aggregate principal amount of the note payable was $250 million. The note bears interest at an annual rate of 4.24% and will mature on May 31, 2024.

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

The following table presents the assets and liabilities held by the consolidated VIEs as of the dates indicated, which are included in the Condensed Consolidated Statements of Financial Position:

	November 3, 2023	February 3, 2023

	(in millions)
Assets held by consolidated VIEs
Other current assets	$146	$274
Financing receivables, net of allowance
Short-term	$3,059	$3,702
Long-term	$3,261	$3,295
Property, plant, and equipment, net	$1,097	$1,164
Liabilities held by consolidated VIEs
Debt, net of unamortized debt issuance costs
Short-term	$4,138	$4,761
Long-term	$2,753	$2,685

Lease and loan payments and associated equipment transferred via securitization through SPEs were $1.1 billion and $1.6 billion for the three months ended November 3, 2023 and October 28, 2022, respectively, and $3.7 billion and $4.5 billion for the nine months ended November 3, 2023 and October 28, 2022, respectively.

Customer Receivable Sales

To manage certain concentrations of customer credit exposure, the Company may sell selected fixed-term customer receivables to unrelated third parties on a periodic basis, without recourse. The amount of customer receivables sold for this purpose was $205 million and $431 million for the nine months ended November 3, 2023 and October 28, 2022, respectively. The Company’s continuing involvement in these customer receivables is primarily limited to servicing arrangements.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 5 — LEASES

The Company enters into leasing transactions in which the Company is the lessee. These lease contracts are typically classified as operating leases. The Company’s lease contracts are generally for office buildings used to conduct its business, and the determination of whether such contracts contain leases generally does not require significant estimates or judgments. The Company also leases certain global logistics warehouses, employee vehicles, and equipment. As of November 3, 2023, the remaining terms of the Company’s leases range from one month to approximately ten years. As of November 3, 2023 and February 3, 2023, there were no material finance leases in which the Company was a lessee.

The Company also enters into leasing transactions in which the Company is the lessor, primarily through customer financing arrangements offered through DFS. DFS originates leases that are primarily classified as either sales-type leases or operating leases. See Note 4 of the Notes to the Condensed Consolidated Financial Statements for more information about the Company’s lessor arrangements.

The following table presents components of lease costs included in the Condensed Consolidated Statements of Income for the periods indicated:

	Three Months Ended		Nine Months Ended
	November 3, 2023	October 28, 2022	November 3, 2023	October 28, 2022

	(in millions)
Operating lease costs	$79	$67	$221	$207
Variable costs	19	25	62	73
Total lease costs	$98	$92	$283	$280

For both the nine months ended November 3, 2023 and October 28, 2022, sublease income, finance lease costs, and short-term lease costs were immaterial.

The following table presents supplemental information related to operating leases included in the Condensed Consolidated Statements of Financial Position as of the dates indicated:

	Classification	November 3, 2023	February 3, 2023

		(in millions, except for term and discount rate)
Operating lease right-of-use assets	Other non-current assets	$711	$725

Current operating lease liabilities	Accrued and other current liabilities	$246	$260
Non-current operating lease liabilities	Other non-current liabilities	588	630
Total operating lease liabilities		$834	$890

Weighted-average remaining lease term (in years)		4.49	4.95
Weighted-average discount rate		4.71%	3.48%

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents supplemental cash flow information related to leases for the periods indicated:

	Nine Months Ended
	November 3, 2023	October 28, 2022

	(in millions)
Cash paid for amounts included in the measurement of lease liabilities — operating cash outflows from operating leases	$220	$230

Right-of-use assets obtained in exchange for new operating lease liabilities	$205	$134

The following table presents the future maturity of the Company’s operating lease liabilities under non-cancelable leases and reconciles the undiscounted cash flows for these leases to the lease liability recognized on the Condensed Consolidated Statements of Financial Position as of the date indicated:

November 3, 2023
(in millions)
Fiscal 2024 (remaining three months)	$63
Fiscal 2025	240
Fiscal 2026	194
Fiscal 2027	157
Fiscal 2028	113
Thereafter	145
Total lease payments	912
Less: Imputed interest	(78)
Total	$834
Current operating lease liabilities	$246
Non-current operating lease liabilities	$588

As of November 3, 2023, the Company’s undiscounted operating leases that had not yet commenced were immaterial.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 6 — DEBT

The following table summarizes the Company’s outstanding debt as of the dates indicated:

	November 3, 2023	February 3, 2023

	(in millions)
Senior Notes:
5.45% due June 2023	$—	$1,000
4.00% due July 2024	1,000	1,000
5.85% due July 2025	1,000	1,000
6.02% due June 2026	3,500	4,500
4.90% due October 2026	1,750	1,750
6.10% due July 2027	500	500
5.25% due February 2028	1,000	1,000
5.30% due October 2029	1,750	1,750
6.20% due July 2030	750	750
5.75% due February 2033	1,000	1,000
8.10% due July 2036	1,000	1,000
3.38% due December 2041	962	1,000
8.35% due July 2046	800	800
3.45% due December 2051	1,095	1,250
Legacy Notes and Debentures:
7.10% due April 2028	300	300
6.50% due April 2038	388	388
5.40% due September 2040	264	264
DFS Debt (Note 4)	9,620	10,290
Other	181	325
Total debt, principal amount	$26,860	$29,867
Unamortized discount, net of unamortized premium	(117)	(133)
Debt issuance costs	(126)	(146)
Total debt, carrying value	$26,617	$29,588
Total short-term debt, carrying value	$6,498	$6,573
Total long-term debt, carrying value	$20,119	$23,015

During the nine months ended November 3, 2023, the net decrease in the Company’s debt balance was principally attributable to:
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

As of November 3, 2023, the Company had no outstanding borrowings under the 2021 Revolving Credit Facility.

Commercial Paper Program — During Fiscal 2023, the Company established a commercial paper program under which the Company may issue unsecured notes in a maximum aggregate face amount of $5.0 billion outstanding at any time, with maturities up to 397 days from the date of issuance. The notes are sold on customary terms in the U.S. commercial paper market on a private placement basis. The proceeds of the notes are used for general corporate purposes. As of November 3, 2023, the Company had no outstanding borrowings under the commercial paper program.

The Company may purchase, redeem, prepay, refinance, or otherwise retire any amount of outstanding indebtedness under the terms of such indebtedness at any time and from time to time, in open market or negotiated transactions with the holders of such indebtedness or otherwise, as considered appropriate in light of market conditions and other relevant factors.

Covenants — The credit agreement governing the 2021 Revolving Credit Facility and the indentures governing the Senior Notes and the Legacy Notes and Debentures impose various limitations, subject to exceptions, on creating certain liens and entering into sale and lease-back transactions. The foregoing credit agreement and indentures contain customary events of default, including failure to make required payments, failure to comply with covenants, and the occurrence of certain events of bankruptcy and insolvency. The 2021 Revolving Credit Facility is also subject to an interest coverage ratio covenant that is tested at the end of each fiscal quarter with respect to the Company’s preceding four fiscal quarters. The Company was in compliance with this financial covenant as of November 3, 2023.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Aggregate Future Maturities

The following table presents the aggregate future maturities of the Company’s debt as of November 3, 2023 for the periods indicated:

	Maturities by Fiscal Year
	2024 (remaining three months)	2025	2026	2027	2028	Thereafter	Total

	(in millions)
Senior Notes	$—	$1,000	$1,000	$5,250	$500	$8,357	$16,107
Legacy Notes and Debentures	—	—	—	—	—	952	952
DFS Debt	1,479	4,807	1,833	884	610	7	9,620
Other	13	124	29	8	6	1	181
Total maturities, principal amount	1,492	5,931	2,862	6,142	1,116	9,317	26,860
Associated carrying value adjustments	(2)	(7)	(6)	(33)	(8)	(187)	(243)
Total maturities, carrying value amount	$1,490	$5,924	$2,856	$6,109	$1,108	$9,130	$26,617

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

During the three and nine months ended November 3, 2023 and October 28, 2022, the Company did not discontinue any cash flow hedges related to foreign exchange contracts that had a material impact on the Company’s results of operations due to the probability that the forecasted cash flows would not occur.

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

Interest rate swaps are utilized to manage the interest rate risk, at a portfolio level, associated with DFS operations in Europe. The interest rate swaps economically convert the fixed rate on financing receivables to a three-month Euribor floating rate in order to match the floating rate nature of the banks’ funding pool. The Company also uses interest rate swaps to manage the cash flows related to interest payments on Eurobonds. The interest rate swaps economically convert the fixed rate on the Company’s bonds to a floating rate to match the underlying lease repayments profile. These contracts are not designated for hedge accounting and most expire within five years or less.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Periodically, the Company also uses interest rate swaps to modify the market risk exposures in connection with long-term debt. During Fiscal 2023, the Company entered into interest rate swaps designated as fair value hedges intended to hedge a portion of its interest rate exposure by converting the fixed interest rate of a certain tranche of debt to a floating interest rate based on the benchmark SOFR Overnight Index Swap rate. The gains and losses related to changes in the fair value of such interest rate swaps perfectly offset changes in the fair value of the hedged portion of the underlying debt that were attributable to the changes in the underlying benchmark interest rate. During the nine months ended November 3, 2023, the Company repaid the hedged debt and terminated the associated interest rate swaps.

Derivative Instruments

The following table presents the notional amounts of outstanding derivative instruments as of the dates indicated:

	November 3, 2023	February 3, 2023

	(in millions)
Foreign exchange contracts:
Designated as cash flow hedging instruments	$7,317	$7,746
Non-designated as hedging instruments	6,290	6,833
Total	$13,607	$14,579
Interest rate contracts:
Designated as fair value hedging instruments	$—	$1,000
Non-designated as hedging instruments	6,107	7,214
Total	$6,107	$8,214

The following table presents the effect of derivative instruments designated as cash flow hedging instruments on the Condensed Consolidated Statements of Financial Position and the Condensed Consolidated Statements of Income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in Accumulated OCI, Net of Tax, on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income
	(in millions)		(in millions)
For the three months ended November 3, 2023:
		Total net revenue	$83
Foreign exchange contracts	$171	Total cost of net revenue	1
Interest rate contracts	—	Interest and other, net	—
Total	$171	Total	$84

For the three months ended October 28, 2022:
		Total net revenue	$324
Foreign exchange contracts	$306	Total cost of net revenue	—
Interest rate contracts	—	Interest and other, net	—
Total	$306	Total	$324

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in Accumulated OCI, Net of Tax, on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income
	(in millions)		(in millions)
For the nine months ended November 3, 2023:
		Total net revenue	$(68)
Foreign exchange contracts	$230	Total cost of net revenue	(7)
Interest rate contracts	—	Interest and other, net	—
Total	$230	Total	$(75)

For the nine months ended October 28, 2022:
		Total net revenue	$754
Foreign exchange contracts	$844	Total cost of net revenue	(28)
Interest rate contracts	—	Interest and other, net	—
Total	$844	Total	$726

The following table presents the effect of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Income for the periods indicated:

	Three Months Ended		Nine Months Ended
	November 3, 2023	October 28, 2022	November 3, 2023	October 28, 2022	Location of Gain (Loss) Recognized

	(in millions)
Foreign exchange contracts	$(114)	$71	$(97)	$(234)	Interest and other, net
Interest rate contracts	2	46	5	64	Interest and other, net
Total	$(112)	$117	$(92)	$(170)

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The Company presents its derivative instruments on a net basis in the Condensed Consolidated Statements of Financial Position due to the right of offset by its counterparties under master netting arrangements. The following tables present the fair value of those derivative instruments presented on a gross basis as of the dates indicated:

	November 3, 2023
	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value

	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange contracts in an asset position	$124	$—	$28	$—	$152
Foreign exchange contracts in a liability position	(8)	—	(5)	—	(13)
Interest rate contracts in an asset position	—	—	—	—	—
Interest rate contracts in a liability position	—	—	—	—	—
Net asset (liability)	116	—	23	—	139
Derivatives not designated as hedging instruments:
Foreign exchange contracts in an asset position	213	—	86	—	299
Foreign exchange contracts in a liability position	(177)	—	(153)	—	(330)
Interest rate contracts in an asset position	6	57	—	—	63
Interest rate contracts in a liability position	—	—	(15)	(17)	(32)
Net asset (liability)	42	57	(82)	(17)	—
Total derivatives at fair value	$158	$57	$(59)	$(17)	$139

	February 3, 2023
	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value

	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange contracts in an asset position	$7	$—	$30	$—	$37
Foreign exchange contracts in a liability position	(21)	—	(142)	—	(163)
Interest rate contracts in an asset position	—	—	—	—	—
Interest rate contracts in a liability position	—	—	—	(6)	(6)
Net asset (liability)	(14)	—	(112)	(6)	(132)
Derivatives not designated as hedging instruments:
Foreign exchange contracts in an asset position	282	1	368	—	651
Foreign exchange contracts in a liability position	(121)	—	(614)	(1)	(736)
Interest rate contracts in an asset position	14	133	—	—	147
Interest rate contracts in a liability position	—	—	—	(95)	(95)
Net asset (liability)	175	134	(246)	(96)	(33)
Total derivatives at fair value	$161	$134	$(358)	$(102)	$(165)

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following tables present the gross amounts of the Company’s derivative instruments, amounts offset due to master netting agreements with the Company’s counterparties, and the net amounts recognized in the Condensed Consolidated Statements of Financial Position as of the dates indicated:

	November 3, 2023
	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/(Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount of Assets/ (Liabilities) Recognized in the Statement of Financial Position
				Financial Instruments	Cash Collateral Received or Pledged

	(in millions)
Derivative instruments:
Financial assets	$514	$(299)	$215	$—	$(21)	$194
Financial liabilities	(375)	299	(76)	—	17	(59)
Total derivative instruments	$139	$—	$139	$—	$(4)	$135

	February 3, 2023
	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/(Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount of Assets/ (Liabilities) Recognized in the Statement of Financial Position
				Financial Instruments	Cash Collateral Received or Pledged

	(in millions)
Derivative instruments:
Financial assets	$835	$(540)	$295	$—	$—	$295
Financial liabilities	(1,000)	540	(460)	—	25	(435)
Total derivative instruments	$(165)	$—	$(165)	$—	$25	$(140)

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

The following table presents goodwill allocated to the Company’s reportable segments and changes in the carrying amount of goodwill as of the dates indicated:

	Infrastructure Solutions Group	Client Solutions Group	Other Businesses	Total

	(in millions)
Balances as of February 3, 2023	$15,017	$4,232	$427	$19,676
Goodwill acquired (a)	82	—	—	82
Impact of foreign currency translation and other	(142)	—	—	(142)
Balances as of November 3, 2023	$14,957	$4,232	$427	$19,616
____________________
(a)    Goodwill acquired represents goodwill recognized in connection with the Company’s acquisition of Moogsoft Inc. during the three months ended November 3, 2023.

Intangible Assets

The following table presents the Company’s intangible assets as of the dates indicated:

	November 3, 2023			February 3, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

	(in millions)
Customer relationships	$16,968	$(14,817)	$2,151	$16,956	$(14,474)	$2,482
Developed technology	9,506	(8,897)	609	9,466	(8,660)	806
Trade names	875	(813)	62	875	(780)	95
Definite-lived intangible assets	27,349	(24,527)	2,822	27,297	(23,914)	3,383
Indefinite-lived trade names	3,085	—	3,085	3,085	—	3,085
Total intangible assets	$30,434	$(24,527)	$5,907	$30,382	$(23,914)	$6,468

Amortization expense related to definite-lived intangible assets was $205 million and $245 million for the three months ended November 3, 2023 and October 28, 2022, respectively, and $613 million and $732 million for the nine months ended November 3, 2023 and October 28, 2022, respectively. There were no material impairment charges related to intangible assets during the three and nine months ended November 3, 2023 and October 28, 2022.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents the estimated future annual pre-tax amortization expense of definite-lived intangible assets as of the date indicated:

November 3, 2023
(in millions)
Fiscal 2024 (remaining three months)	$205
Fiscal 2025	654
Fiscal 2026	495
Fiscal 2027	386
Fiscal 2028	230
Thereafter	852
Total	$2,822

Goodwill and Indefinite-Lived Intangible Assets Impairment Testing

Goodwill and indefinite-lived intangible assets are tested for impairment annually during the third fiscal quarter and whenever events or circumstances may indicate that an impairment has occurred.

For the annual impairment review of the Infrastructure Solutions Group (“ISG”) and Client Solutions Group (“CSG”) reporting units during the third quarter of Fiscal 2024, the Company elected to bypass the assessment of qualitative factors to determine whether it was more likely than not that the fair value of a reporting unit was less than its carrying amount, including goodwill. In electing to bypass the qualitative assessment, the Company proceeded directly to perform a quantitative goodwill impairment test to measure the fair value of each goodwill reporting unit relative to its carrying amount, and to determine the amount of goodwill impairment loss to be recognized, if any. For the remaining reporting units, the Company performed a qualitative assessment of goodwill at the reporting unit level. The qualitative assessment included consideration of the relevant events and circumstances affecting the reporting unit, including macroeconomic, industry and market conditions, overall financial performance, and trends in the public company market valuation, where applicable.

Management exercised significant judgment related to the above assessment, including the identification of goodwill reporting units, assignment of assets and liabilities to goodwill reporting units, assignment of goodwill to reporting units, and determination of the fair value of each goodwill reporting unit. For the quantitative goodwill impairment test, the fair value of each goodwill reporting unit is generally estimated using a combination of public company multiples and discounted cash flow methodologies. The discounted cash flow and public company multiples methodologies require significant judgment, including estimation of future revenues, gross margins, and operating expenses, which are dependent on internal forecasts, current and anticipated economic conditions and trends, selection of market multiples through assessment of the reporting unit’s performance relative to peer competitors, the estimation of the long-term revenue growth rate and discount rate of the Company’s business, and the determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the fair value of the goodwill reporting unit, potentially resulting in a non-cash impairment charge.

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

Based on the results of the annual impairment test performed during the three months ended November 3, 2023, the fair values of each of the reporting units and indefinite-lived intangibles exceeded their carrying values. No goodwill or indefinite-lived assets impairment test was performed during the nine months ended November 3, 2023 other than the Company’s annual impairment review.

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

The following table presents the changes in the Company’s deferred revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	November 3, 2023	October 28, 2022	November 3, 2023	October 28, 2022

	(in millions)
Deferred revenue:
Deferred revenue at beginning of period	$30,312	$28,025	$30,286	$27,573
Revenue deferrals	4,492	4,128	15,236	14,675
Revenue recognized	(5,766)	(5,064)	(16,484)	(14,994)
Other (a)	15	—	15	(165)
Deferred revenue at end of period	$29,053	$27,089	$29,053	$27,089
Short-term deferred revenue	$15,206	$14,106	$15,206	$14,106
Long-term deferred revenue	$13,847	$12,983	$13,847	$12,983
____________________
(a)    For the nine months ended October 28, 2022, Other represents the reclassification of deferred revenue to accrued and other liabilities.

Remaining Performance Obligations — Remaining performance obligations represent the aggregate amount of the transaction price allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include deferred revenue plus unbilled amounts not yet recorded in deferred revenue. The value of the transaction price allocated to remaining performance obligations as of November 3, 2023 was approximately $39 billion. The Company expects to recognize approximately 58% of remaining performance obligations as revenue in the next twelve months, and the remainder thereafter.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 10 — COMMITMENTS AND CONTINGENCIES

Purchase Obligations

The Company has contractual obligations to purchase goods or services, which specify significant terms (including fixed or minimum quantities to be purchased), fixed, minimum, or variable price provisions; and the approximate timing of the transaction. As of November 3, 2023, such purchase obligations were $3.8 billion for the remaining three months of Fiscal 2024; $0.8 billion for Fiscal 2025; and $0.6 billion for Fiscal 2026 and thereafter.

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

On May 16, 2023, during the second quarter of Fiscal 2024, the Company paid the settlement amount following approval of the settlement by the Delaware Court of Chancery. The payment is reflected within cash flows from operating activities within the Condensed Consolidated Statements of Cash Flows. The Company does not expect to incur additional expenses with respect to the settlement.

Other Litigation — Dell does not currently anticipate that any of the other various legal proceedings it is involved in will have a material adverse effect on its business, financial condition, results of operations, or cash flows.

In accordance with the relevant accounting guidance, the Company provides disclosures of matters where it is at least reasonably possible that the Company could experience a material loss exceeding the amounts already accrued for these or other proceedings or matters. In addition, the Company also discloses matters based on its consideration of other matters and qualitative factors, including the experience of other companies in the industry, and investor, customer, and employee relations considerations. As of November 3, 2023, the Company does not believe there is a reasonable possibility that a material loss exceeding the amounts already accrued for these or other proceedings or matters has been incurred. However, since the ultimate resolution of any such proceedings and matters is inherently unpredictable, the Company’s business, financial condition, results of operations, or cash flows could be materially affected in any particular period by unfavorable outcomes in one or more of these proceedings or matters. Whether the outcome of any claim, suit, assessment, investigation, or legal proceeding, individually or collectively, could have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows will depend on a number of factors, including the nature, timing, and amount of any associated expenses, amounts paid in settlement, damages, or other remedies or consequences.

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

Under the Separation and Distribution Agreement entered into with VMware, Inc. upon the completion of the spin-off of VMware, Inc. by means of a special stock dividend (the “VMware Spin-off”) on November 1, 2021, Dell Technologies agreed to indemnify VMware, Inc., each of its subsidiaries and each of their respective directors, officers, and employees from and against all liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to Dell Technologies as part of the separation of Dell Technologies and VMware, Inc. (individually and together with its subsidiaries, “VMware”) and their respective businesses (the “Separation”). VMware similarly agreed to indemnify Dell Technologies Inc., each of its subsidiaries and each of their respective directors, officers, and employees from and against all liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to VMware as part of the Separation. Dell Technologies expects VMware to fully perform under the terms of the Separation and Distribution Agreement.

For information on the cross-indemnifications related to the tax matters agreement between the Company and VMware effective upon the Separation on November 1, 2021, see Note 15 of the Notes to the Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 11 — INCOME AND OTHER TAXES

For the three months ended November 3, 2023, the Company’s effective income tax rate was 14.9% on pre-tax income of $1.2 billion compared to 46.9% on pre-tax income of $0.5 billion for the three months ended October 28, 2022. The decline in the Company’s effective tax rate was primarily attributable to the impact of expenses recognized during the three months ended October 28, 2022 in connection with the agreement to settle the Class V transaction litigation described in Note 10 of the Notes to the Condensed Consolidated Financial Statements. Other changes in the Company’s effective income tax rate were attributable to higher U.S. tax on foreign operations, changes in the Company’s jurisdictional mix of income, and the impact of discrete tax items.

For the nine months ended November 3, 2023, the Company’s effective income tax rate was 21.6% on pre-tax income of $2.6 billion compared to 21.1% on pre-tax income of $2.3 billion for the nine months ended October 28, 2022. The increase in the Company’s effective tax rate was attributable to higher U.S. tax on the Company’s foreign operations, changes in the Company’s jurisdictional mix of income, and the impact of discrete tax items, largely offset by the impact of the litigation expenses discussed above.

The differences between the estimated effective income tax rates and the U.S. federal statutory rate of 21% principally result from the geographical distribution of income, differences between the book and tax treatment of certain items, and discrete tax items. In certain jurisdictions, the Company’s tax rate is significantly less than the applicable statutory rate as a result of tax holidays. The majority of the Company’s foreign income subject to these tax holidays and lower tax rates is attributable to Singapore and China. A significant portion of these income tax benefits relates to a tax holiday that will be effective until January 31, 2029. Most of the Company’s other tax holidays will expire in whole or in part during fiscal years 2030 through 2031. Many of these tax holidays and reduced tax rates may be extended when certain conditions are met or may be terminated early if certain conditions are not met or as a result of changes in tax legislation. As of November 3, 2023, the Company was not aware of any matters of noncompliance related to these tax holidays or enacted tax legislative changes affecting these tax holidays.

In June 2023, the Company received Revenue Agent’s Reports for the examination by the Internal Revenue Service (“IRS”) of fiscal years 2015 through 2017 and fiscal years 2018 through 2019. The Company agreed with the IRS assessments relating to fiscal years 2015 through 2017 and settled those positions in August 2023. The impact to the financial statements for that settlement was not material. For fiscal years 2018 through 2019, the IRS proposed adjustments primarily relating to certain transactions the Company completed as part of its business integration efforts, with which the Company disagrees and which it will contest through the IRS administrative appeals procedures. In August 2023, the Company submitted a written protest to the IRS relating to certain assessments. The Company anticipates that the appeals process for the resolution of these matters will extend beyond the next twelve months. In September 2023, the IRS commenced a federal income tax examination of fiscal years 2020 through 2022.

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

Judgment is required in evaluating the Company’s uncertain tax positions and determining the Company’s provision for income taxes. Unrecognized tax benefits were $1.2 billion and $1.3 billion as of November 3, 2023 and February 3, 2023, respectively, and are included in other non-current liabilities in the Condensed Consolidated Statements of Financial Position. Although the timing of resolution or closure of uncertain tax positions is not certain, the Company believes it is reasonably possible that certain tax matters in various jurisdictions could be concluded within the next twelve months. The resolution of these matters could reduce the Company’s unrecognized tax benefits up to $0.4 billion including interest and penalties. Such a reduction would have a material impact on the Company’s effective tax rate.

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

The following table presents changes in accumulated other comprehensive income (loss), net of tax, by the following components as of the dates indicated:

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Pension and Other Postretirement Plans	Accumulated Other Comprehensive Income (Loss)

	(in millions)
Balances as of February 3, 2023	$(747)	$(222)	$(32)	$(1,001)
Other comprehensive income (loss) before reclassifications	(130)	230	3	103
Amounts reclassified from accumulated other comprehensive income (loss)	—	75	—	75
Total change for the period	(130)	305	3	178
Balances as of November 3, 2023	$(877)	$83	$(29)	$(823)

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents reclassifications out of accumulated other comprehensive income (loss), net of tax, to net income for the periods indicated:

	Three Months Ended
	November 3, 2023			October 28, 2022
	Cash Flow Hedges	Pensions	Total	Cash Flow Hedges	Pensions	Total

	(in millions)
Total reclassifications, net of tax:
Net revenue	$83	$—	$83	$324	$—	$324
Cost of net revenue	1	—	1	—	—	—
Operating expenses	—	—	—	—	(1)	(1)
Total reclassifications, net of tax	$84	$—	$84	$324	$(1)	$323

	Nine Months Ended
	November 3, 2023			October 28, 2022
	Cash Flow Hedges	Pensions	Total	Cash Flow Hedges	Pensions	Total

	(in millions)
Total reclassifications, net of tax:
Net revenue	$(68)	$—	$(68)	$754	$—	$754
Cost of net revenue	(7)	—	(7)	(28)	—	(28)
Operating expenses	—	—	—	—	(1)	(1)
Total reclassifications, net of tax	$(75)	$—	$(75)	$726	$(1)	$725

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 13 — CAPITALIZATION

The following table presents the Company’s authorized, issued, and outstanding common stock as of the dates indicated:

	Authorized	Issued	Outstanding

	(in millions)
Common stock as of November 3, 2023
Class A	600	379	379
Class B	200	91	91
Class C	7,900	349	245
Class D	100	—	—
	8,800	819	715

Common stock as of February 3, 2023
Class A	600	379	379
Class B	200	95	95
Class C	7,900	324	242
Class D	100	—	—
	8,800	798	716

Preferred Stock

The Company is authorized to issue one million shares of preferred stock, par value $0.01 per share. As of November 3, 2023 and February 3, 2023, no shares of preferred stock were issued or outstanding.

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

During the nine months ended November 3, 2023, the Company issued 4.7 million shares of Class C Common Stock to stockholders upon the conversion of the same number of shares of Class B Common Stock into Class C Common Stock in accordance with the Company’s certificate of incorporation. During the nine months ended October 28, 2022, there were no conversions of shares of Class A Common Stock or Class B Common Stock into shares of Class C Common Stock.

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

The Company paid the following dividends during the periods presented:

Three Months Ended	Declaration Date	Record Date	Payment Date	Dividend per Share	Amount (in millions)
Fiscal 2024
May 5, 2023	March 2, 2023	April 25, 2023	May 5, 2023	$0.37	$270
August 4, 2023	June 16, 2023	July 25, 2023	August 4, 2023	$0.37	$268
November 3, 2023	September 28, 2023	October 24, 2023	November 3, 2023	$0.37	$266
Fiscal 2023
April 29, 2022	February 24, 2022	April 20, 2022	April 29, 2022	$0.33	$248
July 29, 2022	June 7, 2022	July 20, 2022	July 29, 2022	$0.33	$242
October 28, 2022	September 6, 2022	October 19, 2022	October 28, 2022	$0.33	$238

During the three and nine months ended November 3, 2023, the Company also paid an immaterial amount of dividend equivalents on eligible vested equity awards which are not reflected above.

Repurchases of Common Stock

Effective as of September 23, 2021, the Company’s Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to $5 billion of shares of Class C Common Stock with no fixed expiration date.

Effective as of October 5, 2023, the Company’s Board of Directors approved the repurchase of an additional $5 billion of shares of the Company’s Class C Common Stock with no fixed expiration date. Following the approval, the Company had approximately $5.7 billion in authorized amount remaining under the stock repurchase program.

During the nine months ended November 3, 2023, the Company repurchased approximately 22 million shares of Class C Common Stock for a total purchase price of approximately $1.3 billion. During the nine months ended October 28, 2022, the Company repurchased approximately 59 million shares of Class C Common Stock for a total purchase price of approximately $2.7 billion.

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

The following table presents basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	November 3, 2023	October 28, 2022	November 3, 2023	October 28, 2022
Earnings per share attributable to Dell Technologies Inc.
Dell Technologies Common Stock — Basic	$1.39	$0.34	$2.83	$2.47
Dell Technologies Common Stock — Diluted	$1.36	$0.33	$2.78	$2.41

The following table presents the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	November 3, 2023	October 28, 2022	November 3, 2023	October 28, 2022

	(in millions)
Numerator: Dell Technologies Common Stock
Net income attributable to Dell Technologies Inc. - basic and diluted	$1,006	$245	$2,051	$1,828

Denominator: Dell Technologies Common Stock weighted-average shares outstanding
Weighted-average shares outstanding — basic	722	728	724	740
Dilutive effect of equity awards	18	15	14	19
Weighted-average shares outstanding — diluted	740	743	738	759
Weighted-average shares outstanding — antidilutive	—	18	5	11

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 15 — RELATED PARTY TRANSACTIONS

For the periods presented within this report, VMware was considered to be a related party of the Company as a result of Michael Dell’s ownership interests in both Dell Technologies and VMware as well as Mr. Dell’s service as Chairman and Chief Executive Officer of Dell Technologies and as Chairman of the Board of VMware, Inc.

Subsequent to the close of the Company’s third quarter of Fiscal 2024, Broadcom Inc. completed its acquisition of VMware and terminated the preexisting related party relationship. See Note 18 of the Notes to the Condensed Consolidated Financial Statements for more information about the impact of the transaction on the Company’s relationship with VMware.

The information provided below includes a summary of transactions with VMware for the periods presented. Transactions with related parties other than VMware during the periods presented were immaterial, individually and in aggregate.

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

•Dell Technologies may procure products and services from VMware for its internal use. For the three and nine months ended November 3, 2023 and October 28, 2022, costs incurred associated with products and services purchased from VMware for internal use were immaterial.

•Dell Technologies sells and leases products and sells services to VMware. For the three and nine months ended November 3, 2023 and October 28, 2022, revenue recognized from sales of services to VMware was immaterial.

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

•Dell Technologies and VMware also enter into joint marketing, sales, and branding arrangements, for which both parties may incur costs. For the three and nine months ended November 3, 2023 and October 28, 2022, consideration received from VMware for joint marketing, sales, and branding arrangements was immaterial.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents information about the impact of Dell Technologies’ related party transactions with VMware on the Condensed Consolidated Statements of Income for the periods indicated:

		Three Months Ended		Nine Months Ended
	Classification	November 3, 2023	October 28, 2022	November 3, 2023	October 28, 2022

		(in millions)
Sales and leases of products to VMware	Net revenue - products	$16	$49	$94	$130
Purchase of VMware products for resale	Cost of net revenue - products	$379	$281	$970	$962
Purchase of VMware services for resale	Cost of net revenue - services	$884	$733	$2,640	$2,204

The following table presents information about the impact of Dell Technologies’ related party transactions with VMware on the Condensed Consolidated Statements of Financial Position as of the dates indicated:

	Classification	November 3, 2023	February 3, 2023

		(in millions)
Deferred costs related to VMware products and services for resale	Other current assets	$2,926	$3,000
Deferred costs related to VMware products and services for resale	Other non-current assets	$2,201	$2,537

	November 3, 2023	February 3, 2023

	(in millions)
Due from related party, net, current (a)	$386	$378
Due from related party, net, non-current (b)	$239	$440
Due to related party, current (c)	$1,246	$2,067
Due to related party, non-current (d)	$11	$—
____________________
(a)     Amounts due from related party, net, current consisted of amounts due from VMware, inclusive of current net tax receivables from VMware under the Tax Agreements described below. Amounts, excluding tax, are generally settled in cash within 60 days of each quarter-end.
(b)     Amounts due from related party, net, non-current consisted of the non-current portion of net receivables from VMware under the Tax Agreements.
(c)     Amounts due to related party, current included amounts due to VMware, which are generally settled in cash within 60 days of each quarter-end.
(d)     Amounts due to related party, non-current are included in other non-current liabilities.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Pursuant to the Tax Agreements, net receipts from VMware during the nine months ended November 3, 2023 and net payments to VMware during the nine months ended October 28, 2022 were immaterial.

As a result of the activity under the Tax Agreements with VMware, amounts due from VMware were $484 million and $599 million as of November 3, 2023 and February 3, 2023, respectively, and primarily related to VMware’s estimated tax obligation resulting from the Transition Tax. The 2017 Tax Cuts and Jobs Act included a deferral election for an eight-year installment payment method on the Transition Tax. Dell Technologies expects VMware to pay the remainder of its Transition Tax over a period of two years.

Indemnification — Upon consummation of the VMware Spin-off, Dell Technologies recorded net income tax indemnification receivables from VMware related to certain income tax liabilities for which Dell Technologies is jointly and severally liable, but for which it is indemnified by VMware under the Tax Matters Agreement. The amounts that VMware may be obligated to pay Dell Technologies could vary depending on the outcome of certain unresolved tax matters, which may not be resolved for several years. The net receivable as of November 3, 2023 and February 3, 2023 was $95 million and $146 million, respectively.

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

Pursuant to the Commercial Framework Agreement (the “CFA”) established between Dell Technologies and VMware in connection with the VMware Spin-off, Dell Technologies acts as a distributor of VMware’s standalone products and services and purchases such products and services for resale to end-user customers (“VMware Resale”). Dell Technologies also integrates VMware’s products and services with Dell Technologies’ offerings and sells them to end users. The results of standalone VMware Resale transactions are reflected in other businesses. The results of integrated offering transactions are reflected within CSG or ISG, depending upon the nature of the underlying offering sold. Subsequent to the close of the Company’s third quarter of Fiscal 2024, Broadcom Inc. completed its acquisition of VMware. See Note 18 of the Notes to the Condensed Consolidated Financial Statements for more information about the impact of the transaction on the Company’s relationship with VMware.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents a reconciliation of net revenue by the Company’s reportable segments to the Company’s consolidated net revenue as well as a reconciliation of segment operating income to the Company’s consolidated operating income for the periods indicated:

	Three Months Ended		Nine Months Ended
	November 3, 2023	October 28, 2022	November 3, 2023	October 28, 2022

	(in millions)
Consolidated net revenue:
Infrastructure Solutions Group	$8,499	$9,630	$24,553	$28,451
Client Solutions Group	12,276	13,775	37,201	44,852
Reportable segment net revenue	20,775	23,405	61,754	73,303
Other businesses (a)	1,474	1,313	4,345	3,951
Unallocated transactions (b)	2	3	8	8
Total consolidated net revenue	$22,251	$24,721	$66,107	$77,262

Consolidated operating income:
Infrastructure Solutions Group	$1,069	$1,374	$2,858	$3,502
Client Solutions Group	925	1,060	2,786	3,153
Reportable segment operating income	1,994	2,434	5,644	6,655
Other businesses (a)	(32)	(57)	(112)	(192)
Unallocated transactions (b)	2	3	7	4
Impact of purchase accounting (c)	(2)	(21)	(10)	(33)
Amortization of intangibles	(205)	(245)	(613)	(732)
Transaction-related expenses (d)	(3)	(8)	(9)	(16)
Stock-based compensation expense (e)	(227)	(235)	(675)	(703)
Other corporate expenses (f)	(41)	(109)	(512)	(401)
Total consolidated operating income	$1,486	$1,762	$3,720	$4,582
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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents the disaggregation of net revenue by reportable segment, and by major product categories within the segments for the periods indicated:

	Three Months Ended		Nine Months Ended
	November 3, 2023	October 28, 2022	November 3, 2023	October 28, 2022

	(in millions)
Net revenue:
Infrastructure Solutions Group:
Servers and networking	$4,656	$5,201	$12,767	$15,458
Storage	3,843	4,429	11,786	12,993
Total ISG net revenue	$8,499	$9,630	$24,553	$28,451
Client Solutions Group:
Commercial	$9,835	$10,747	$30,251	$34,859
Consumer	2,441	3,028	6,950	9,993
Total CSG net revenue	$12,276	$13,775	$37,201	$44,852

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 17 — SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION

The following table presents additional information on selected assets included in the Condensed Consolidated Statements of Financial Position as of the dates indicated:

	November 3, 2023	February 3, 2023

	(in millions)
Cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$8,298	$8,607
Restricted cash - other current assets (a)	145	272
Restricted cash - other non-current assets (a)	5	15
Total cash, cash equivalents, and restricted cash	$8,448	$8,894
Inventories:
Production materials	$1,875	$3,225
Work-in-process	679	708
Finished goods	827	843
Total inventories	$3,381	$4,776
Deferred Costs:
Total deferred costs, current (b)	$5,494	$5,459
Property, plant, and equipment, net:
Computer equipment	$7,534	$6,899
Land and buildings	2,894	3,059
Machinery and other equipment	3,310	3,134
Total property, plant, and equipment	13,738	13,092
Accumulated depreciation and amortization	(7,516)	(6,883)
Total property, plant, and equipment, net	$6,222	$6,209
____________________
(a)    Restricted cash includes cash required to be held in escrow pursuant to DFS securitization arrangements.
(b)    Deferred costs are included in other current assets in the Condensed Consolidated Statements of Financial Position. Amounts classified as long-term deferred costs are included in other non-current assets and are not disclosed above.

Warranty Liability

The following table presents changes in the Company’s liability for standard limited warranties for the periods indicated:

	Three Months Ended		Nine Months Ended
	November 3, 2023	October 28, 2022	November 3, 2023	October 28, 2022

	(in millions)
Warranty liability:
Warranty liability at beginning of period	$439	$463	$467	$480
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties (a)	208	243	605	710
Service obligations honored	(203)	(241)	(628)	(725)
Warranty liability at end of period	$444	$465	$444	$465
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

The following table presents the activity related to the Company’s severance liability for the periods indicated:

	Three Months Ended		Nine Months Ended
	November 3, 2023	October 28, 2022	November 3, 2023	October 28, 2022

	(in millions)
Severance liability:
Severance liability at beginning of period	$457	$88	$408	$74
Severance charges	22	97	434	160
Cash paid and other	(277)	(105)	(640)	(154)
Severance liability at end of period	$202	$80	$202	$80
The following table presents severance charges as included in the Condensed Consolidated Statements of Income for the periods indicated:

	Three Months Ended		Nine Months Ended
	November 3, 2023	October 28, 2022	November 3, 2023	October 28, 2022

	(in millions)
Severance charges:
Cost of net revenue	$7	$21	$54	$22
Selling, general, and administrative	14	57	365	114
Research and development	1	19	15	24
Total severance charges	$22	$97	$434	$160

Supply Chain Finance Program

The Company maintains a Supply Chain Finance Program (the “SCF Program”), which enables eligible suppliers of the Company, at the supplier's sole discretion, to sell receivables due from the Company to a third-party financial institution. The Company has no involvement in establishing the terms or conditions of the arrangement between its suppliers and the financial institution and no economic interest in a supplier's decision to sell a receivable. Suppliers may elect to sell varying amounts of their outstanding receivables as part of the SCF Program. The Company does not provide legally secured assets or other forms of guarantees under the arrangement.

The SCF Program does not impact the Company's liquidity as payments for participating supplier invoices are remitted by the Company to the financial institution on the original invoice due date, regardless of whether an individual invoice is sold by the supplier to the financial institution. Further, the Company negotiates payment terms with suppliers regardless of their decision to participate in the SCF Program. Payment terms with such suppliers vary and do not exceed 120 days.

Any amounts due to the financial institution for suppliers participating in the SCF Program are recorded within Accounts Payable on the Company's Condensed Consolidated Statements of Financial Position and associated payments are included in cash flows from operating activities on the Condensed Consolidated Statements of Cash Flows.

As of both November 3, 2023 and February 3, 2023, the Company had $1.0 billion included within Accounts Payable representing invoices due to suppliers confirmed as valid under the SCF Program.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Interest and other, net

The following table presents information regarding interest and other, net for the periods indicated:

	Three Months Ended		Nine Months Ended
	November 3, 2023	October 28, 2022	November 3, 2023	October 28, 2022

	(in millions)
Interest and other, net:
Investment income, primarily interest	$88	$21	$213	$52
Gain (loss) on investments, net	8	44	(36)	(197)
Interest expense	(371)	(272)	(1,128)	(835)
Foreign exchange	(30)	(72)	(127)	(227)
Legal settlement, net	—	(1,000)	—	(1,000)
Other	(1)	(29)	(43)	(73)
Total interest and other, net	$(306)	$(1,308)	$(1,121)	$(2,280)

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

NOTE 18 — SUBSEQUENT EVENTS

On November 22, 2023, subsequent to the close of the Company’s third quarter of Fiscal 2024, VMware was acquired by Broadcom Inc. (“Broadcom”). Upon the completion of Broadcom’s acquisition of VMware, Mr. Dell relinquished his direct ownership interest in VMware and his position as Chairman of the Board of VMware, Inc. Mr. Dell’s subsequent ownership interest in Broadcom does not represent control or significant influence to an extent that the transacting parties might be prevented from fully pursuing their own separate interests. As a result, the Company determined that the acquisition terminated the preexisting related party relationship with VMware and that no related party relationship exists with either Broadcom or VMware as of the date of issuance of this report.

Other than the matter identified above, there were no known events occurring after November 3, 2023 and up until the date of issuance of this report that would materially affect the information presented herein.

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

Dell Technologies operates globally in approximately 180 countries, supported by a world-class organization across key functional areas, including technology and product development, marketing, sales, financial services, and services. We have a number of operational advantages that provide a critical foundation for our success. Our go-to-market model includes a 27,000-person direct sales force and a global network of approximately 240,000 channel partners. We employ approximately 33,000 service and support professionals and maintain approximately 2,200 vendor-managed service centers. We also manage a world-class supply chain at significant scale with approximately $77 billion in annual procurement expenditures and over 725 parts distribution centers.

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

Our Vision and Strategy

Our vision is to become the most essential technology company for the data era. We help customers address their evolving IT needs and their broader digital transformation objectives as they embrace today’s multicloud world. We intend to execute our vision by focusing on our strategy to leverage our strengths to extend our leadership positions and capture new growth across our core offerings, including opportunities such as artificial intelligence (“AI”), multicloud, edge, telecom, data management, and as-a-Service consumption models.

We believe we are uniquely positioned in the data and multicloud era and that our results will continue to benefit from our operational advantages. We intend to continue to execute our business model and position our Company for long-term success while balancing liquidity, profitability, and growth and keeping our purpose at the forefront of our decision-making: to create technologies that drive human progress.

The IT industry is rapidly evolving with demand for simple, agile solutions as companies leverage multiple clouds across their increasingly complex IT environments. To meet our customer needs, we continue to invest in research and development, sales, and other key areas of our business to deliver superior products and solutions capabilities and to drive long-term sustainable growth.

Products and Services

We design, develop, manufacture, market, sell, and support a wide range of comprehensive and integrated solutions, products, and services. We are organized into two business units, referred to as Infrastructure Solutions Group and Client Solutions Group, which are our reportable segments.

•Infrastructure Solutions Group (“ISG”) — ISG enables our customers’ digital transformations with solutions that address the fundamental shift to multicloud environments, machine learning, AI, and data analytics. ISG helps customers simplify, streamline, and automate cloud operations. ISG solutions are built for multicloud environments and are optimized to run cloud native workloads in both public and private clouds, as well as traditional on-premises workloads.

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

Approximately 60% of CSG revenue is generated by sales to customers in the Americas, with the remaining portion derived from sales to customers in EMEA and APJ.

Our “other businesses,” described below, primarily consist of our resale of standalone offerings of VMware, Inc. (individually and together with its subsidiaries, “VMware”), referred to as “VMware Resale,” and offerings of SecureWorks Corp. (“Secureworks”). These businesses are not classified as reportable segments, either individually or collectively.

•VMware Resale consists of our sale of standalone VMware offerings. Under our Commercial Framework Agreement (the “CFA”) with VMware discussed in this report, Dell Technologies continues to act as a key channel partner for VMware, reselling VMware’s offerings to our customers. On November 22, 2023, subsequent to the close our third quarter of Fiscal 2024, VMware was acquired by Broadcom Inc. (“Broadcom”). See Note 18 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information about the impact of the transaction on our relationship with VMware.

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

Dell Financial Services

DFS supports our businesses by offering and arranging various financing options and services for our customers globally. DFS originates, collects, and services customer receivables primarily related to the purchase or use of our product, software, and services offerings. We also arrange financing for some of our customers in various countries where DFS does not currently operate as a captive enterprise. We further strengthen customer relationships through flexible consumption models, including utility, subscription, and as-a-Service models, which also enable us to offer our customers the option to pay over time to provide them with financial flexibility to meet their changing technological requirements. The results of these operations are allocated to our segments based on the underlying product or service financed and may be impacted by, among other factors, changes in the interest rate environment and the translation of those changes to pricing. For additional information about our financing arrangements, see Note 4 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Relationship with VMware

On November 1, 2021, we completed our spin-off of VMware by means of a special stock dividend (the “VMware Spin-off”). In connection with and upon completion of the VMware Spin-off, we entered into a Commercial Framework Agreement (the “CFA”) with VMware, which provides the framework under which we and VMware continue our commercial relationship. Pursuant to the CFA, we act as a distributor of VMware’s standalone products and services and purchase such products and services for resale to customers.

For the periods presented within this report, VMware was considered to be a related party of the Company as a result of Michael Dell’s ownership interests in both Dell Technologies and VMware and Mr. Dell’s service as Chairman and Chief Executive Officer of Dell Technologies and as Chairman of the Board of VMware. Upon the completion of Broadcom’s acquisition of VMware described in “Products and Services” above, the Company determined that the acquisition terminated the preexisting related party relationship with VMware and that no related party relationship exists with either Broadcom or VMware as of the date of issuance of this report. For more information regarding related party transactions with VMware, see Note 15 of the Notes to the Condensed Consolidated Financial Statements included in this report.

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

As of November 3, 2023 and February 3, 2023, we held strategic investments in non-marketable securities of $1.2 billion and $1.3 billion, respectively. See Note 3 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information.

In addition to these investments, we also may make disciplined acquisitions targeting businesses that advance our strategic objectives and accelerate our innovation agenda.

Product Backlog

Product backlog represents the value of unfulfilled manufacturing orders and is included as a component of remaining performance obligations to the extent we determine that the manufacturing orders are non-cancelable. Our business model generally gives us the ability to optimize product backlog at any point in time, such as by expediting shipping or prioritizing customer orders for products that have shorter lead times. During Fiscal 2023, we reduced our backlog across both CSG and ISG from previously elevated levels as constraints in limited-source components began to diminish as a result of improving supply positions and overall declines in the demand environment. During Fiscal 2024, while our supply chain has operated efficiently at standard lead times, demand for AI-optimized servers has outpaced supply of graphics processing units (“GPUs”) and, as such, backlog for such offerings has increased.

Business Trends and Challenges

During the first nine months of Fiscal 2024, the effects of the evolving macroeconomic environment on demand persisted and, as a result, continued to impact our net revenue performance when compared to the first nine months of Fiscal 2023. Our CSG net revenue performance was impacted by industry-wide declines in demand that began in the second quarter of Fiscal 2023. Within ISG, our net revenue performance was impacted as certain customers, most notably enterprise and large corporate customers, remained cautious and measured in their IT spending. We anticipate that the continued impact of these dynamics, coupled with increasing competitive pricing pressure, will result in a decline in net revenue for both CSG and ISG for the remainder of Fiscal 2024 compared to the fourth quarter of Fiscal 2023. Further, we anticipate that the impact of Broadcom’s acquisition of VMware will result in a decrease in our other businesses net revenue beginning in the fourth quarter of Fiscal 2024. We will continue to execute disciplined cost management measures as we make prudent decisions to navigate this environment.

Despite continued near-term challenges, we are observing early signs of macroeconomic stabilization which we expect to continue and result in net revenue growth in Fiscal 2025. We believe our unique operational advantages continue to position us for long-term success.

Supply Chain — Dell Technologies maintains single-source and limited-source supplier relationships for certain components because the relationships are advantageous in the areas of performance, quality, support, delivery, capacity, and price considerations.

During the third quarter and first nine months of Fiscal 2024, our supply chain operated efficiently at standard lead times for our customers and we experienced declines in both component and logistics costs, which we refer to as input costs. We expect component cost deflation to moderate during the remainder of Fiscal 2024 and to turn inflationary in Fiscal 2025. Component cost trends are dependent on the strength or weakness of actual end-user demand and supply dynamics, which will continue to evolve and ultimately impact the translation of the cost environment to pricing and operating results. Logistics costs, which we believe have now normalized, continued to decrease from previously elevated levels as a result of declines in both expedited shipments and overall rate costs in the freight network.

Foreign Currency Exposure — We manage our business on a U.S. dollar basis. However, we have a large global presence, generating approximately half of our net revenue from sales to customers outside of the United States during the third quarter and first nine months of Fiscal 2024 and Fiscal 2023. As a result, our operating results can be, and particularly in recent periods have been, impacted by fluctuations in foreign currency exchange rates. We utilize a comprehensive hedging strategy intended to mitigate the impact of foreign currency volatility over time, and we adjust pricing when possible to further minimize foreign currency impacts.

ISG — We expect that ISG will continue to be impacted by the changing nature of the IT infrastructure market and competitive environment. With our scale and strong solutions portfolio, we believe we are well-positioned to respond to ongoing competitive dynamics and trends in workloads and usage patterns.

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

While we anticipate challenges in the demand environment as customers re-prioritize and continue to exercise caution in response to macroeconomic conditions, we expect that data growth will continue to generate long-term demand for our storage solutions and services. Cloud native applications are expected to continue to be a key trend in the infrastructure market. We benefit from offering solutions that address the emerging trends of enterprises deploying software-defined storage, hyper-converged infrastructure, and modular solutions based on server-centric architectures. These trends are changing the way customers are consuming our storage offerings. We continue to expand our offerings in external storage arrays, which incorporate flexible, cloud-based functionality. Our storage business is subject to seasonal trends, which we expect to continue.

We anticipate that ISG will benefit from the continued expansion of, and advances in, AI. Through our server and storage offerings, including our AI optimized solutions, we are well positioned to capture growth and support our customers needs. As demonstrated by our PowerEdge XE servers, we continue to optimize and enhance our offerings to run high value and transformational workloads, such as AI.

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

Recurring Revenue and Consumption Models — Our customers are seeking new and innovative models that address how they consume our solutions. In part, customers are looking for predictable cost models and to reduce complexity, align solutions offerings with their business needs, and provide consistent operations throughout their IT enterprise.

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

Other Macroeconomic Risks and Uncertainties — The impacts of trade protection measures, including increases in tariffs and trade barriers, changes in government policies and international trade arrangements, geopolitical volatility (including ongoing military conflicts in Ukraine and the Middle East), and global macroeconomic challenges (including those in China), may affect our ability to conduct business in some non-U.S. markets. We monitor and seek to mitigate these risks with adjustments to our manufacturing, supply chain, and distribution networks.

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

Non-GAAP product gross margin, non-GAAP services gross margin, non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income, and non-GAAP net income, as defined by us, exclude amortization of intangible assets, the impact of purchase accounting, transaction-related expenses, stock-based compensation expense, other corporate expenses and, for non-GAAP net income, fair value adjustments on equity investments and an aggregate adjustment for income taxes. As the excluded items may have a material impact on our financial results, our management compensates for this limitation by relying primarily on our GAAP results and using non-GAAP financial measures supplementally or for projections when comparable GAAP financial measures are not available.

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

The following is a summary of the items excluded from the most comparable GAAP financial measures to calculate our non-GAAP financial measures:

•Amortization of Intangible Assets — Amortization of intangible assets primarily consists of amortization of customer relationships, developed technology, and trade names. In connection with our acquisition by merger of EMC, referred to as the “EMC merger transaction,” and the acquisition of Dell Inc. by Dell Technologies Inc., referred to as the “going-private transaction,” all of the tangible and intangible assets and liabilities of EMC and Dell Inc. and their consolidated subsidiaries, respectively, were accounted for and recognized at fair value on the transaction dates. Accordingly, for the periods presented, amortization of intangible assets primarily represents amortization associated with intangible assets recognized in connection with the EMC merger transaction and the going-private transaction. Amortization charges for purchased intangible assets are significantly impacted by the timing and magnitude of our acquisitions, and these charges may vary in amount from period to period. We exclude these charges for purposes of calculating the non-GAAP financial measures presented below to facilitate an enhanced understanding of our current operating performance and provide more meaningful period to period comparisons.

•Impact of Purchase Accounting — The impact of purchase accounting includes purchase accounting adjustments primarily related to the EMC merger transaction recorded under the acquisition method of accounting in accordance with the accounting guidance for business combinations. In accordance with such guidance, all of the assets and liabilities acquired were accounted for and recognized at fair value as of the transaction date, and the fair value adjustments continue to amortize over the estimated useful lives in the periods following the transactions. The fair value adjustments that are still amortizing primarily relate to property, plant, and equipment. We believe that excluding the impact of purchase accounting for purposes of calculating the non-GAAP financial measures presented below facilitates an enhanced understanding of our current operating performance and provides more meaningful period to period comparisons.

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

•Other Corporate Expenses — Other corporate expenses consist of impairment charges, incentive charges related to equity investments, severance, facility action, payroll taxes associated with stock-based compensation, and other costs. During the first nine months of Fiscal 2024, we recognized $0.4 billion of severance expense related to workforce reduction activities. Severance costs are primarily related to severance and benefits for employees terminated pursuant to cost savings initiatives. During the third quarter of Fiscal 2023, other corporate expenses includes $1.0 billion of expense recognized within interest and other, net, in connection with an agreement to settle the Class V transaction litigation. See Note 10 of the Notes to the Condensed Consolidated Financial Statements included in this report for information about this matter. During the first nine months of Fiscal 2023, we recognized $0.2 billion in costs associated with exiting our business in Russia, primarily related to asset impairments and other exit related costs. Other corporate expenses vary from period to period and are significantly impacted by the timing and nature of these events. Therefore, although we may incur these types of expenses in the future, we believe that eliminating these charges for purposes of calculating the non-GAAP financial measures presented below facilitates an enhanced understanding of our current operating performance and provides more meaningful period to period comparisons.

•Fair Value Adjustments on Equity Investments — Fair value adjustments on equity investments primarily consist of the gain (loss) on strategic investments, which includes recurring fair value adjustments of investments in publicly-traded companies, as well as those in privately-held companies, which are adjusted for observable price changes and any potential impairments. See Note 3 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information on our strategic investment activity. Given the volatility in the ongoing adjustments to the valuation of these strategic investments, we believe that excluding these gains and losses for purposes of calculating non-GAAP net income presented below facilitates an enhanced understanding of our current operating performance and provides more meaningful period to period comparisons.

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

The following table presents a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP measure for the periods indicated:

	Three Months Ended			Nine Months Ended
	November 3, 2023	% Change	October 28, 2022	November 3, 2023	% Change	October 28, 2022

	(in millions, except percentages)
Product gross margin	$2,687	(19)%	$3,337	$8,281	(17)%	$9,931
Non-GAAP adjustments:
Amortization of intangibles	84		106	247		315
Impact of purchase accounting	—		—	—		2
Stock-based compensation expense	12		12	38		38
Other corporate expenses	—		(2)	15		14
Non-GAAP product gross margin	$2,783	(19)%	$3,453	$8,581	(17)%	$10,300

Services gross margin	$2,461	4%	$2,370	$7,272	4%	$6,999
Non-GAAP adjustments:
Stock-based compensation expense	25		25	74		74
Other corporate expenses	7		17	49		83
Non-GAAP services gross margin	$2,493	3%	$2,412	$7,395	3%	$7,156

Gross margin	$5,148	(10)%	$5,707	$15,553	(8)%	$16,930
Non-GAAP adjustments:
Amortization of intangibles	84		106	247		315
Impact of purchase accounting	—		—	—		2
Stock-based compensation expense	37		37	112		112
Other corporate expenses	7		15	64		97
Non-GAAP gross margin	$5,276	(10)%	$5,865	$15,976	(8)%	$17,456

Operating expenses	$3,662	(7)%	$3,945	$11,833	(4)%	$12,348
Non-GAAP adjustments:
Amortization of intangibles	(121)		(139)	(366)		(417)
Impact of purchase accounting	(2)		(21)	(10)		(31)
Transaction-related expenses	(3)		(8)	(9)		(16)
Stock-based compensation expense	(190)		(198)	(563)		(591)
Other corporate expenses	(34)		(94)	(448)		(304)
Non-GAAP operating expenses	$3,312	(5)%	$3,485	$10,437	(5)%	$10,989

	Three Months Ended			Nine Months Ended
	November 3, 2023	% Change	October 28, 2022	November 3, 2023	% Change	October 28, 2022

	(in millions, except percentages)
Operating income	$1,486	(16)%	$1,762	$3,720	(19)%	$4,582
Non-GAAP adjustments:
Amortization of intangibles	205		245	613		732
Impact of purchase accounting	2		21	10		33
Transaction-related expenses	3		8	9		16
Stock-based compensation expense	227		235	675		703
Other corporate expenses	41		109	512		401
Non-GAAP operating income	$1,964	(17)%	$2,380	$5,539	(14)%	$6,467

Net income	$1,004	317%	$241	$2,037	12%	$1,816
Non-GAAP adjustments:
Amortization of intangibles	205		245	613		732
Impact of purchase accounting	2		21	10		33
Transaction-related (income) expenses	(5)		4	54		(2)
Stock-based compensation expense	227		235	675		703
Other corporate expenses	41		1,112	512		1,420
Fair value adjustments on equity investments	(8)		(44)	36		197
Aggregate adjustment for income taxes	(77)		(109)	(302)		(494)
Non-GAAP net income	$1,389	(19)%	$1,705	$3,635	(17)%	$4,405

In addition to the above measures, we also use EBITDA and adjusted EBITDA to provide additional information for evaluation of our operating performance. Adjusted EBITDA excludes stock-based compensation expense, transaction-related expenses, and other corporate expenses, as defined above.

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

The following table presents a reconciliation of EBITDA and adjusted EBITDA to net income for the periods indicated:

	Three Months Ended			Nine Months Ended
	November 3, 2023	% Change	October 28, 2022	November 3, 2023	% Change	October 28, 2022

	(in millions, except percentages)
Net income	$1,004	317%	$241	$2,037	12%	$1,816
Adjustments:
Interest and other, net (a)	306		1,308	1,121		2,280
Income tax expense (benefit)	176		213	562		486
Depreciation and amortization	822		832	2,462		2,302
EBITDA	$2,308	(11)%	$2,594	$6,182	(10)%	$6,884

EBITDA	$2,308	(11)%	$2,594	$6,182	(10)%	$6,884
Adjustments:
Stock-based compensation expense	227		235	675		703
Transaction-related expenses	3		8	9		16
Other corporate expenses	41		109	512		401
Adjusted EBITDA	$2,579	(12)%	$2,946	$7,378	(8)%	$8,004
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

	Three Months Ended					Nine Months Ended
	November 3, 2023			October 28, 2022		November 3, 2023			October 28, 2022
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue

	(in millions, except percentages)
Net revenue:
Products	$16,233	73.0%	(14)%	$18,938	76.6%	$48,204	72.9%	(20)%	$60,212	77.9%
Services	6,018	27.0%	4%	5,783	23.4%	17,903	27.1%	5%	17,050	22.1%
Total net revenue	$22,251	100.0%	(10)%	$24,721	100.0%	$66,107	100.0%	(14)%	$77,262	100.0%
Gross margin:
Products (a)	$2,687	16.6%	(19)%	$3,337	17.6%	$8,281	17.2%	(17)%	$9,931	16.5%
Services (b)	2,461	40.9%	4%	2,370	41.0%	7,272	40.6%	4%	6,999	41.0%
Total gross margin	$5,148	23.1%	(10)%	$5,707	23.1%	$15,553	23.5%	(8)%	$16,930	21.9%
Operating expenses	$3,662	16.4%	(7)%	$3,945	16.0%	$11,833	17.9%	(4)%	$12,348	16.0%
Operating income	$1,486	6.7%	(16)%	$1,762	7.1%	$3,720	5.6%	(19)%	$4,582	5.9%
Net income	$1,004	4.5%	317%	$241	1.0%	$2,037	3.1%	12%	$1,816	2.4%

Non-GAAP Financial Information
	Three Months Ended					Nine Months Ended
	November 3, 2023			October 28, 2022		November 3, 2023			October 28, 2022
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue

	(in millions, except percentages)
Non-GAAP gross margin:
Products (a)	$2,783	17.1%	(19)%	$3,453	18.2%	$8,581	17.8%	(17)%	$10,300	17.1%
Services (b)	2,493	41.4%	3%	2,412	41.7%	7,395	41.3%	3%	7,156	42.0%
Total non-GAAP gross margin	$5,276	23.7%	(10)%	$5,865	23.7%	$15,976	24.2%	(8)%	$17,456	22.6%
Non-GAAP operating expenses	$3,312	14.9%	(5)%	$3,485	14.1%	$10,437	15.8%	(5)%	$10,989	14.2%
Non-GAAP operating income	$1,964	8.8%	(17)%	$2,380	9.6%	$5,539	8.4%	(14)%	$6,467	8.4%
Non-GAAP net income	$1,389	6.2%	(19)%	$1,705	6.9%	$3,635	5.5%	(17)%	$4,405	5.7%
EBITDA	$2,308	10.4%	(11)%	$2,594	10.5%	$6,182	9.4%	(10)%	$6,884	8.9%
Adjusted EBITDA	$2,579	11.6%	(12)%	$2,946	11.9%	$7,378	11.2%	(8)%	$8,004	10.4%
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

Overview

During the third quarter and first nine months of Fiscal 2024, net revenue decreased by 10% and 14%, respectively, driven by declines in CSG net revenue and, to a lesser extent, ISG net revenue, which reflected the continued impact of global macroeconomic conditions on demand. The decline in CSG net revenue was primarily attributable to a decrease in units sold within both commercial and consumer offerings which, during the first nine months of Fiscal 2024, was partially offset by an increase in average selling prices of our commercial offerings. ISG net revenue decreased as a result of a reduction in net revenue attributable to both servers and networking and storage. During the first nine months of Fiscal 2024, the decline in ISG net revenue was most notable in servers and networking.

During the third quarter and first nine months of Fiscal 2024, operating income decreased by 16% to $1.5 billion and 19% to $3.7 billion, respectively. Non-GAAP operating income decreased 17% to $2.0 billion and 14% to $5.5 billion, during the third quarter and first nine months of Fiscal 2024, respectively. The decline in operating income and non-GAAP operating income during both periods was driven by decreases in ISG operating income and, to a lesser extent, CSG operating income which both declined primarily as a result of a decrease in net revenue that outpaced the favorable impacts of a decline in input costs and cost management measures. The decline in ISG operating income was primarily attributable to servers and networking and, to a lesser extent, storage. The decline in CSG operating income was driven by decreases in both commercial and consumer offerings.

During the third quarter of Fiscal 2024, operating income and non-GAAP operating income as a percentage of net revenue decreased 40 basis points to 6.7% and 80 basis points to 8.8%, respectively. During the first nine months of Fiscal 2024, operating income and non-GAAP operating income as a percentage of net revenue decreased 30 basis points to 5.6% and remained flat at 8.4%, respectively. During both periods, operating income and non-GAAP operating income as a percentage of net revenue was impacted by an increase in operating expense as a percentage of net revenue, principally within ISG, that was attributable to a decrease in net revenue which outpaced the impact of continued cost management measures and, to a lesser extent, continued investment in research and development. For the first nine months of Fiscal 2024, non-GAAP operating income as a percentage of net revenue remained flat as the impact of an increase in non-GAAP operating expense as a percentage of net revenue was fully offset by an increase in non-GAAP gross margin as a percentage of net revenue.

Cash provided by operating activities was $7.1 billion during the first nine months of Fiscal 2024, and was primarily driven by profitability and working capital management as we reduced inventory, demonstrated strong cash collections performance, and benefited from the timing of purchases and payments to vendors. During the first nine months of Fiscal 2023, cash provided by operating activities was $0.9 billion, which primarily reflected profitability that was partially offset by the impact of working capital dynamics. See “Liquidity, Cash Requirements, and Market Conditions” for additional information about our cash flow metrics.

Despite the near-term challenges driven by uncertainty in the macroeconomic environment, we continue to see opportunities to create value and grow as we respond to long-term demand for our IT solutions driven by a technology- and data-enabled world. We have demonstrated our ability to adjust to changing market conditions with complementary solutions and innovation across both segments of our business, an agile workforce, and the strength of our global supply chain. As we continue to innovate and modernize our offerings, we believe that Dell Technologies is well-positioned for long-term profitable growth.

Net Revenue

During the third quarter and first nine months of Fiscal 2024, net revenue decreased 10% and 14%, respectively, primarily driven by declines in CSG net revenue and, to a lesser extent, ISG net revenue. See “Business Unit Results” for further information.

•Product Net Revenue — Product net revenue includes revenue from the sale of hardware products and software licenses. During the third quarter and first nine months of Fiscal 2024, product net revenue decreased 14% and 20%, respectively, due to declines in CSG product net revenue and, to a lesser extent, ISG product net revenue. During both periods, CSG product net revenue decreased primarily as a result of a decline in units sold, which impacted both our commercial and consumer offerings. During the first nine months of Fiscal 2024, the impact of a decline in CSG units sold was partially offset by an increase in average selling prices of our commercial offerings. During the third quarter of Fiscal 2024, the decline in ISG product net revenue was attributable to a decrease in product net revenue for both servers and networking and storage. For the first nine months of Fiscal 2024, the decline in ISG product net revenue was primarily attributable to a decrease in product net revenue attributable to servers and networking, and, to a lesser extent, a decline in our product net revenue attributable to storage offerings. The decline in product net revenue attributable to servers and networking for both periods was driven by a decrease in units sold.

•Services Net Revenue — Services net revenue includes revenue from our services offerings and support services related to hardware products and software licenses. During the third quarter and first nine months of Fiscal 2024, services net revenue increased 4% and 5%, respectively, driven primarily by growth within services net revenue attributable to CSG and other businesses. The increases in services net revenue attributable to CSG were driven primarily by third-party software support and maintenance and hardware support and maintenance. The increases in services net revenue attributable to other businesses were driven primarily by VMware Resale. A substantial portion of services net revenue is derived from offerings that have been deferred over a period of time, and, as a result, reported growth rates for services net revenue will be different than reported growth rates for product net revenue.

From a geographical perspective, net revenue decreased in the Americas, EMEA, and APJ during both the third quarter and first nine months of Fiscal 2024, with the greatest decrease occurring in APJ.

Gross Margin

During the third quarter of Fiscal 2024, gross margin and non-GAAP gross margin both decreased 10% to $5.1 billion and $5.3 billion, respectively. During the first nine months of Fiscal 2024, gross margin and non-GAAP gross margin both decreased 8% to $15.6 billion and $16.0 billion, respectively. The declines were driven by decreases in both CSG and ISG gross margin that were primarily attributable to a decrease in net revenue, the effect of which was partially offset by lower input costs.

During the third quarter of Fiscal 2024, gross margin and non-GAAP gross margin percentage remained flat at 23.1% and 23.7%, respectively. Both gross margin and non-GAAP gross margin percentage benefited from an increase in ISG gross margin as a percentage of net revenue, which increased primarily as a result of an overall decline in input costs coupled with disciplined pricing. The impact of an increase in ISG gross margin as a percentage of net revenue was offset by a shift in the mix of net revenue towards lower margin offerings.

During the first nine months of Fiscal 2024, both gross margin and non-GAAP gross margin percentage increased 160 basis points to 23.5% and 24.2%, respectively. The increases were primarily attributable to the impacts of an overall decline in input costs coupled with an increase in average selling price across many of our offerings as we maintained strong pricing discipline.

•Product Gross Margin — During the third quarter of Fiscal 2024, product gross margin and non-GAAP product gross margin both decreased 19% to $2.7 billion and $2.8 billion, respectively. During the first nine months of Fiscal 2024, product gross margin and non-GAAP product gross margin both decreased 17% to $8.3 billion and $8.6 billion, respectively. The decreases were primarily driven by declines in both ISG and CSG product gross margin, which were largely attributable to declines in product net revenue.

During the third quarter of Fiscal 2024, product gross margin percentage and non-GAAP product gross margin percentage decreased 100 basis points to 16.6% and 110 basis points to 17.1%, respectively. The declines were driven primarily by a decrease in ISG product gross margin percentage and, to a lesser extent, CSG product gross margin percentage. ISG product gross margin percentage declined primarily as a result of a shift in the mix of ISG product net revenue recognized towards offerings with lower product gross margin percentages. CSG product gross margin percentage declined primarily as a result of increasing competitive pricing pressure.
During the first nine months of Fiscal 2024, both product gross margin percentage and non-GAAP product gross margin percentage increased 70 basis points to 17.2% and 17.8%, respectively. The increases were driven primarily by the impacts of an overall decline in input costs coupled with an increase in average selling price across many of our offerings as we maintained strong pricing discipline.

•Services Gross Margin — During the third quarter of Fiscal 2024, services gross margin and non-GAAP services gross margin increased 4% to $2.5 billion and 3% to $2.5 billion, respectively. During the first nine months of Fiscal 2024, services gross margin and non-GAAP services gross margin increased 4% to $7.3 billion and 3% to $7.4 billion, respectively. The increases were primarily attributable to growth within ISG services gross margin and, to a lesser extent CSG services gross margin, that was driven by support and maintenance associated with products sold in prior periods.

During the third quarter of Fiscal 2024, services gross margin percentage and non-GAAP services gross margin percentage decreased 10 basis points to 40.9% and 30 basis points to 41.4%, respectively. During the first nine months of Fiscal 2024, services gross margin percentage decreased 40 basis points to 40.6% and non-GAAP services gross margin percentage decreased 70 basis points to 41.3%, respectively. The decreases were driven primarily by a shift in mix of services delivered, partially offset by an increase in ISG services gross margin percentage.

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

The terms and conditions of our vendor rebate programs are largely based on product volumes and are generally negotiated either at the beginning of the annual or quarterly period, depending on the program. The timing and amount of vendor rebates and other discounts we receive under the programs may vary from period to period, reflecting changes in the competitive environment. We monitor our component costs and seek to address the effects of any changes to terms that might arise under our vendor rebate programs. Our gross margins for the third quarter and first nine months of Fiscal 2024 were not materially affected by any changes to the terms of our vendor rebate programs, as the amounts we received under these programs were generally stable relative to our total net cost. We are not aware of any significant changes to our vendor rebate programs that will materially impact our results in the near term.

Operating Expenses

The following table presents information regarding our operating expenses for the periods indicated:

	Three Months Ended					Nine Months Ended
	November 3, 2023			October 28, 2022		November 3, 2023			October 28, 2022
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue
	(in millions, except percentages)
Operating expenses:
Selling, general, and administrative	$2,970	13.3%	(9)%	$3,268	13.3%	$9,748	14.7%	(6)%	$10,364	13.4%
Research and development	692	3.1%	2%	677	2.7%	2,085	3.2%	5%	1,984	2.6%
Total operating expenses	$3,662	16.4%	(7)%	$3,945	16.0%	$11,833	17.9%	(4)%	$12,348	16.0%

	Three Months Ended					Nine Months Ended
	November 3, 2023			October 28, 2022		November 3, 2023			October 28, 2022
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue
	(in millions, except percentages)
Non-GAAP operating expenses	$3,312	14.9%	(5)%	$3,485	14.1%	$10,437	15.8%	(5)%	$10,989	14.2%

During the third quarter and first nine months of Fiscal 2024, total operating expenses decreased 7% and 4%, respectively, due to a decline in selling, general, and administrative expenses, which was partially offset by an increase in research and development expenses.

•Selling, General, and Administrative — During the third quarter and first nine months of Fiscal 2024, selling, general, and administrative (“SG&A”) expenses decreased 9% and 6%, respectively, principally due to continued disciplined cost management. During the third quarter of Fiscal 2024, the decline in SG&A expenses was driven primarily by a decrease in employee compensation and benefits expense principally as a result of a reduction in overall headcount. During the first nine months of Fiscal 2024, the decline in SG&A expenses was driven primarily by decreases in advertising and outside services expense, partially offset by the impact of costs incurred in connection with workforce reductions.

•Research and Development — Research and development (“R&D”) expenses are primarily composed of personnel-related expenses incurred in connection with product development. R&D expenses increased 2% and 5%, respectively, during the third quarter and first nine months of Fiscal 2024 principally due to an increase in employee compensation and benefits expense.

As a percentage of net revenue, R&D expenses for the third quarter of Fiscal 2024 and Fiscal 2023 were 3.1% and 2.7%, respectively, and for the first nine months of Fiscal 2024 and Fiscal 2023 were 3.2% and 2.6%, respectively. The increases in R&D expenses as a percentage of net revenue were attributable to continued R&D investments as we support R&D initiatives to innovate and introduce new and enhanced solutions into the market.

During both the third quarter and first nine months of Fiscal 2024, non-GAAP operating expenses decreased 5%, principally due to continued disciplined cost management which resulted in a decline in outside services, employee compensation and benefits, and advertising expenses, among other items.

We continue to make selective investments designed to enable growth, marketing, and R&D, while balancing our efforts to drive cost efficiencies in the business. We also expect to continue making investments in support of our own digital transformation to modernize our IT operations.

Operating Income

During the third quarter and first nine months of Fiscal 2024, operating income decreased by 16% to $1.5 billion and 19% to $3.7 billion, respectively. Non-GAAP operating income decreased 17% to $2.0 billion and 14% to $5.5 billion, during the third quarter and first nine months of Fiscal 2024, respectively. The decline in operating income and non-GAAP operating income during both periods was driven by decreases in ISG operating income and, to a lesser extent, CSG operating income which both declined primarily as a result of a decrease in net revenue that outpaced the favorable impacts of a decline in input costs and continued cost management measures. The decline in ISG operating income was primarily attributable to servers and networking and, to a lesser extent, storage. The decline in CSG operating income was driven by decreases in both commercial and consumer.

During the third quarter of Fiscal 2024, operating income and non-GAAP operating income as a percentage of net revenue decreased 40 basis points to 6.7% and 80 basis points to 8.8%, respectively. During the first nine months of Fiscal 2024, operating income and non-GAAP operating income as a percentage of net revenue decreased 30 basis points to 5.6% and remained flat at 8.4%, respectively. During both periods, operating income and non-GAAP operating income as a percentage of net revenue was impacted by an increase in operating expense as a percentage of net revenue, principally within ISG, that was attributable to a decrease in net revenue which outpaced the impact of continued cost management measures and, to a lesser extent, continued investment in research and development. For the first nine months of Fiscal 2024, non-GAAP operating income as a percentage of net revenue remained flat as the impact of an increase in non-GAAP operating expense as a percentage of net revenue was fully offset by an increase in non-GAAP gross margin as a percentage of net revenue.

Interest and Other, Net

The following table presents information regarding interest and other, net for the periods indicated:

	Three Months Ended		Nine Months Ended
	November 3, 2023	October 28, 2022	November 3, 2023	October 28, 2022

	(in millions)
Interest and other, net:
Investment income, primarily interest	$88	$21	$213	$52
Gain (loss) on investments, net	8	44	(36)	(197)
Interest expense	(371)	(272)	(1,128)	(835)
Foreign exchange	(30)	(72)	(127)	(227)
Legal settlement, net	—	(1,000)	—	(1,000)
Other	(1)	(29)	(43)	(73)
Total interest and other, net	$(306)	$(1,308)	$(1,121)	$(2,280)

During both the third quarter and first nine months of Fiscal 2024, the change in interest and other, net was favorable, primarily as a result of $1.0 billion of expense recognized in the third quarter of Fiscal 2023 in connection with an agreement to settle the Class V transaction litigation, described in Note 10 to the Notes to the Condensed Consolidated Financial Statements included in this report, coupled with an increase in interest income on investments during the Fiscal 2024 periods. During both periods, these benefits were partially offset by an increase in interest expense primarily associated with DFS securitization and structured financing programs.

Income and Other Taxes

The following table presents information regarding our income and other taxes for the periods indicated:

	Three Months Ended		Nine Months Ended
	November 3, 2023	October 28, 2022	November 3, 2023	October 28, 2022

	(in millions, except percentages)
Income before income taxes	$1,180	$454	$2,599	$2,302
Income tax expense	$176	$213	$562	$486
Effective income tax rate	14.9%	46.9%	21.6%	21.1%

For the third quarter of Fiscal 2024 and Fiscal 2023, our effective income tax rate was 14.9% and 46.9%, respectively. The decline in our effective tax rate was primarily attributable to the impact of expenses recognized in the three months ended October 28, 2022 in connection with an agreement to settle the Class V transaction litigation, as described in Note 10 to the Notes to the Condensed Consolidated Financial Statements included in this report. Other changes in our effective income tax rate were attributable to higher U.S. tax on our foreign operations, changes in our jurisdictional mix of income, and the impact of discrete tax items.

For the first nine months of Fiscal 2024 and Fiscal 2023, our effective income tax rate was 21.6% and 21.1%, respectively. The increase in our effective tax rate was attributable to higher U.S. tax on our foreign operations, changes in our jurisdictional mix of income, and the impact of discrete tax items, largely offset by the impact of the litigation expenses discussed above.

Our effective income tax rate can fluctuate depending on the geographic distribution of our worldwide earnings, as our foreign earnings are generally taxed at lower rates than in the United States. The differences between our effective income tax rates and the U.S. federal statutory rate of 21% principally result from the geographical distribution of income, differences between the book and tax treatment of certain items, and discrete tax items. In certain jurisdictions, our tax rate is significantly less than the applicable statutory rate as a result of tax holidays. The majority of our foreign income subject to these tax holidays is attributable to Singapore and China. A significant portion of these income tax benefits relates to a tax holiday that will be effective until January 31, 2029. Most of our other tax holidays will expire in whole or in part during Fiscal 2030 through Fiscal 2031. Many of these tax holidays and reduced tax rates may be extended when certain conditions are met or may be terminated early if certain conditions are not met or as a result of changes in tax legislation. As of November 3, 2023, we were not aware of any matters of noncompliance or enacted tax legislative changes affecting these tax holidays.

For further discussion regarding tax matters, including the status of income tax audits, see Note 11 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Net Income

During the third quarter and first nine months of Fiscal 2024, net income increased 317% to $1.0 billion and 12% to $2.0 billion, respectively, driven primarily by a favorable change in interest and other, net, partially offset by a decline in operating income.

During the third quarter and first nine months of Fiscal 2024, non-GAAP net income decreased 19% to $1.4 billion and 17% to $3.6 billion, respectively, driven by a decline in operating income.

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

Infrastructure Solutions Group

The following table presents net revenue and operating income attributable to ISG for the periods indicated:

	Three Months Ended			Nine Months Ended
	November 3, 2023	% Change	October 28, 2022	November 3, 2023	% Change	October 28, 2022

	(in millions, except percentages)
Net revenue:
Servers and networking	$4,656	(10)%	$5,201	$12,767	(17)%	$15,458
Storage	3,843	(13)%	4,429	11,786	(9)%	12,993
Total ISG net revenue	$8,499	(12)%	$9,630	$24,553	(14)%	$28,451

Operating income:
ISG operating income	$1,069	(22)%	$1,374	$2,858	(18)%	$3,502
% of segment net revenue	12.6%		14.3%	11.6%		12.3%

Net Revenue — During the third quarter and first nine months of Fiscal 2024, ISG net revenue decreased 12% and 14%, respectively. During the third quarter of Fiscal 2024, the decline in ISG net revenue was driven by a decline in both servers and networking net revenue and storage net revenue. During the first nine months of Fiscal 2024, the decline in ISG net revenue was driven primarily by servers and networking net revenue and, to a lesser extent, storage net revenue.

Revenue from sales of servers and networking decreased 10% and 17% during the third quarter and first nine months of Fiscal 2024, respectively, driven by a decrease in units sold, the effect of which was partially offset by an increase in average selling price of our server offerings. The average selling price for our server offerings increased as a result of the impact of attached offerings and richer configurations.

During the third quarter and first nine months of Fiscal 2024, storage net revenue decreased 13% and 9%, respectively, primarily driven by a decline in net revenue across the majority of our storage offerings.

From a geographical perspective, net revenue attributable to ISG decreased in the Americas, EMEA, and APJ during the third quarter and first nine months of Fiscal 2024.

Operating Income — During the third quarter and first nine months of Fiscal 2024, ISG operating income as a percentage of net revenue decreased 170 basis points to 12.6% and 70 basis points to 11.6%, respectively, principally due to an increase in operating expenses as a percentage of net revenue. Operating expense as a percentage of net revenue increased as a result of a decline in revenue that outpaced the impact of continued cost management measures coupled with continued investment in research and development. The impact of an increase in operating expense as a percentage of net revenue was partially offset by an overall decline in input costs coupled with an increase in average selling price.

Client Solutions Group

The following table presents net revenue and operating income attributable to CSG for the periods indicated:

	Three Months Ended			Nine Months Ended
	November 3, 2023	% Change	October 28, 2022	November 3, 2023	% Change	October 28, 2022

	(in millions, except percentages)
Net revenue:
Commercial	$9,835	(8)%	$10,747	$30,251	(13)%	$34,859
Consumer	2,441	(19)%	3,028	6,950	(30)%	9,993
Total CSG net revenue	$12,276	(11)%	$13,775	$37,201	(17)%	$44,852

Operating income:
CSG operating income	$925	(13)%	$1,060	$2,786	(12)%	$3,153
% of segment net revenue	7.5%		7.7%	7.5%		7.0%

Net Revenue — During the third quarter and first nine months of Fiscal 2024, CSG net revenue decreased 11% and 17%, respectively, driven by a decline in units sold as global macroeconomic conditions continued to impact demand.

Commercial net revenue decreased 8% and 13%, respectively, during the third quarter and first nine months of Fiscal 2024. The decreases were primarily due to a decrease in units sold which was partially offset by the effect of an increase in the average selling price of our commercial offerings. Average selling prices for our commercial offerings increased primarily as a result of richer configurations and the mix of offerings sold.

Consumer net revenue decreased 19% and 30%, respectively, during the third quarter and first nine months of Fiscal 2024, principally due to a decrease in units sold.

From a geographical perspective, net revenue attributable to CSG decreased primarily in APJ and, to a lesser extent, in the Americas and EMEA during both the third quarter and first nine months of Fiscal 2024.

Operating Income — During the third quarter of Fiscal 2024, CSG operating income as a percentage of net revenue decreased 20 basis points to 7.5%. The decline in CSG operating income as a percentage of net revenue was driven primarily by our consumer business, largely attributable to a decrease in average selling prices, partially offset by the results of our commercial business.

During the first nine months of Fiscal 2024, CSG operating income as a percentage of net revenue increased 50 basis points to 7.5%, primarily due to the impact of an overall decrease in input costs coupled with an increase in average selling prices for our commercial offerings, as described above. The impact of these factors was partially offset by an increase in operating expenses as a percentage of net revenue, which increased as a result of a decline in CSG net revenue that outpaced the impact of continued cost management measures.

OTHER BALANCE SHEET ITEMS

Accounts Receivable

We sell products and services directly to customers and through a variety of sales channels, including retail distribution. Our accounts receivable, net, was $9.7 billion and $12.5 billion as of November 3, 2023 and February 3, 2023, respectively. The reduction in accounts receivable, net primarily reflects strong collections coupled with a decline in net revenue. We maintain an allowance for expected credit losses to cover receivables that may be deemed uncollectible. The allowance for expected credit losses is an estimate based on an analysis of historical loss experience, current receivables aging, and management’s assessment of current conditions and its reasonable and supportable expectation of future conditions, as well as specific identifiable customer accounts that are deemed at risk. As of November 3, 2023 and February 3, 2023, the allowance for expected credit losses was $74 million and $78 million, respectively. Based on our assessment, we believe that we are adequately reserved for expected credit losses. We are monitoring the impact of current economic conditions and the aging of our accounts receivable on our expected losses and have not experienced deterioration in delinquency or loss rates. We will continue to take actions, where necessary, to reduce our exposure to credit losses.

Dell Financial Services and Financing Receivables

We offer or arrange various financing options and services for our customers globally, including through captive financing operations. DFS originates, collects, and services customer receivables primarily related to the purchase of our product, software, and service solutions. We further strengthen customer relationships through flexible consumption models, including utility, subscription, and as-a-Service models, which enable us to offer our customers the option to pay over time to provide them with financial flexibility to meet their changing technological requirements. New financing originations were $1.8 billion and $2.3 billion for the third quarter of Fiscal 2024 and Fiscal 2023, respectively, and $6.0 billion and $6.7 billion for the first nine months of Fiscal 2024 and Fiscal 2023, respectively.

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

As of November 3, 2023 and February 3, 2023, our financing receivables, net were $10.3 billion and $10.9 billion, respectively. The decline in financing receivables was driven by the sale of our U.S. consumer revolving customer financing receivables portfolio. See Note 4 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information about the reclassification. We maintain an allowance to cover expected financing receivable credit losses and evaluate credit loss expectations based on our total portfolio. For the third quarter and first nine months of Fiscal 2024 and Fiscal 2023, the principal charge-off rate for our financing receivables portfolio was 0.6% and 0.5%, respectively. The credit quality of our financing receivables has improved in recent years as the mix of high-quality commercial accounts in our portfolio has continued to increase. We continue to monitor broader economic indicators and their potential impact on future credit loss performance. We have an extensive process to manage our exposure to customer credit risk, including active management of credit lines and our collection activities. We also sell selected fixed-term financing receivables without recourse to unrelated third parties on a periodic basis, primarily to manage certain concentrations of customer credit exposure.  Based on our assessment of the customer financing receivables, we believe that we are adequately reserved.

We retain a residual interest in equipment leased under our lease programs. As of November 3, 2023 and February 3, 2023, the residual interest recorded as part of financing receivables was $150 million and $142 million, respectively. The amount of the residual interest is established at the inception of the lease based upon estimates of the value of the equipment at the end of the lease term using historical studies, industry data, and future value-at-risk demand valuation methods. On a quarterly basis, we assess the carrying amount of our recorded residual values for expected losses. Generally, expected losses as a result of residual value risk on equipment under lease are not considered to be significant primarily because of the existence of a secondary market with respect to the equipment. Further, the lease agreement defines applicable return conditions and remedies for non-compliance to ensure that the leased equipment will be in good operating condition upon return. No expected losses were recorded related to residual assets during the third quarter and first nine months of Fiscal 2024 and Fiscal 2023.

As of November 3, 2023 and February 3, 2023, equipment under operating leases, net was $2.1 billion and $2.2 billion, respectively. We assess the carrying amount of the equipment under operating leases for impairment whenever events or circumstances may indicate that an impairment has occurred. No material impairment losses were recorded related to such equipment during the third quarter and first nine months of Fiscal 2024 and Fiscal 2023.

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

The following table presents our cash and cash equivalents as well as our available borrowings as of the dates indicated:

	November 3, 2023	February 3, 2023

	(in millions)
Cash and cash equivalents, and available borrowings:
Cash and cash equivalents	$8,298	$8,607
Remaining available borrowings under 2021 Revolving Credit Facility	5,999	5,999
Total cash and cash equivalents, and available borrowings	$14,297	$14,606

During the first nine months of Fiscal 2024, cash and cash equivalents decreased by $0.3 billion primarily driven by capital expenditures, the return of capital to our stockholders, and the repayment of Senior Notes, the effect of which was partially offset by cash flows from operations.

As of November 3, 2023, our 2021 Revolving Credit Facility had a maximum capacity of $6.0 billion. Available borrowings under this facility are reduced by draws on the facility and outstanding letters of credit. As of November 3, 2023, there were no borrowings outstanding under the facility and remaining available borrowings totaled approximately $6.0 billion. The 2021 Revolving Credit Facility also acts as a backstop to provide liquidity support for our commercial paper program.

We maintain a commercial paper program under which we may issue unsecured notes in a maximum aggregate face amount of $5.0 billion outstanding at any time, with maturities up to 397 days from the date of issue. As of November 3, 2023, we had no outstanding borrowings under the program.

We may regularly use our available borrowings from the 2021 Revolving Credit Facility and issuances under the commercial paper program on a short-term basis for general corporate purposes. See the following discussion for additional information about our debt.

Debt

The following table presents our outstanding debt as of the dates indicated:

	November 3, 2023	Change	February 3, 2023

	(in millions)
Core debt
Senior Notes	$16,107	$(2,193)	$18,300
Legacy Notes and Debentures	952	—	952
DFS allocated debt	(1,271)	(75)	(1,196)
Total core debt	15,788	(2,268)	18,056
DFS related debt
DFS debt	9,620	(670)	10,290
DFS allocated debt	1,271	75	1,196
Total DFS related debt	10,891	(595)	11,486
Other	181	(144)	325
Total debt, principal amount	26,860	(3,007)	29,867
Carrying value adjustments	(243)	36	(279)
Total debt, carrying value	$26,617	$(2,971)	$29,588

The outstanding principal amount of our debt decreased $3.0 billion to $26.9 billion as of November 3, 2023, driven primarily by the prepayment of $2.0 billion principal amount of Senior Notes and a reduction in DFS debt which was principally attributable to the prepayment and termination of our U.S. securitization facility for revolving loans.

We define core debt as the total principal amount of our debt, less DFS related debt and other debt. Our core debt was $15.8 billion and $18.1 billion as of November 3, 2023 and February 3, 2023, respectively. See Note 6 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information about our debt.

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

Cash Flows

The following table presents a summary of our Condensed Consolidated Statements of Cash Flows for the periods indicated:

	Nine Months Ended
	November 3, 2023	October 28, 2022

	(in millions)
Net change in cash from:
Operating activities	$7,143	$851
Investing activities	(2,114)	(2,228)
Financing activities	(5,275)	(3,138)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(200)	(343)
Change in cash, cash equivalents, and restricted cash	$(446)	$(4,858)

Operating Activities — Cash provided by operating activities was $7.1 billion during the first nine months of Fiscal 2024, and was primarily driven by profitability and working capital management as we reduced inventory, demonstrated strong cash collections performance, and benefited from the timing of purchases and payments to vendors. Cash provided by operating activities also reflected the impact of the $0.9 billion net payment to settle the Class V transaction litigation and $0.4 billion in proceeds from the sale of our U.S. consumer revolving customer receivables portfolio. During the first nine months of Fiscal 2023, cash provided by operating activities was $0.9 billion, which primarily reflected profitability that was partially offset by the impact of working capital dynamics.

Investing Activities — Investing activities primarily consist of cash used to fund capital expenditures for property, plant, and equipment inclusive of equipment under DFS operating leases and equipment used to support our as-a-Service offerings, which we refer to collectively as revenue-generating assets. Additional activities include capitalized software development costs, acquisitions and divestitures, and the maturities, sales, and purchases of investments. Cash used in investing activities was $2.1 billion and $2.2 billion during the first nine months of Fiscal 2024 and Fiscal 2023, respectively, and was primarily applied to capital expenditures.

Financing Activities — Financing activities primarily consist of the proceeds and repayments of debt and return of capital to our stockholders. Cash used in financing activities was $5.3 billion during the first nine months of Fiscal 2024 and primarily consisted of principal repayments of our Senior Notes, repurchases of common stock, inclusive of payments to settle employee tax withholdings on stock-based compensation, and the payment of quarterly dividends. During the first nine months of Fiscal 2023, cash used in financing activities was $3.1 billion and primarily consisted of repurchases of common stock, inclusive of payments to settle employee tax withholdings on stock-based compensation, and the payment of quarterly dividends.

DFS Cash Flow Impacts — DFS offerings are initially funded through cash on hand at the time of origination, most of which is subsequently replaced with asset-backed financing. For DFS offerings that qualify as sales-type leases, the initial funding of financing receivables is reflected as an impact to cash flows from operations and is largely subsequently offset by cash proceeds from financing. For operating leases, the initial funding is classified as a capital expenditure and reflected as cash flows used in investing activities. DFS new financing originations were $6.0 billion and $6.7 billion during the first nine months of Fiscal 2024 and Fiscal 2023, respectively. As of November 3, 2023, the Company had $10.3 billion of total net financing receivables and $2.1 billion of equipment under operating leases, net.

Supply Chain Finance Program — We maintain a Supply Chain Finance Program (the "SCF Program”) which enables eligible suppliers to sell receivables due from us to a third-party financial institution at the suppliers’ sole discretion. The SCF Program does not impact our liquidity. Payments by us to participating suppliers are remitted to the financial institution on the original invoice due date. Further, we negotiate payment terms with our suppliers regardless of their decision to participate in the SCF Program. Payments made under the SCF Program are included in cash flows from operating activities on the Condensed Consolidated Statements of Cash Flows. See Note 17 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information regarding the SCF Program.

Capital Commitments and Other Cash Requirements

Capital Expenditures — We spent $2.0 billion and $2.2 billion, respectively, during the first nine months of Fiscal 2024 and Fiscal 2023 on property, plant, and equipment and capitalized software development costs. Of total expenditures incurred, funding of revenue-generating assets totaled $0.9 billion and $1.1 billion during the first nine months of Fiscal 2024 and Fiscal 2023, respectively. Product demand, product mix, the use of contract manufacturers, and ongoing investments in operating and information technology infrastructure influence the level and prioritization of our capital expenditures. Aggregate capital expenditures for Fiscal 2024 are currently expected to total between $2.8 billion and $3.0 billion, of which approximately $1.4 billion are expected to relate to revenue-generating assets.

Repurchases of Common Stock — Effective as of September 23, 2021, our Board of Directors approved a stock repurchase program with no fixed expiration date under which we are authorized to repurchase up to $5.0 billion of shares of our Class C Common Stock. Effective as of October 5, 2023, the Company’s Board of Directors approved the repurchase of an additional $5.0 billion of shares of the Class C Common Stock with no fixed expiration date. Following the approval, the Company had approximately $5.7 billion in cumulative authorized amount remaining under the stock repurchase program.

During the first nine months of Fiscal 2024, the Company repurchased approximately 22 million shares of Class C Common Stock for a total purchase price of approximately $1.3 billion. During the first nine months of Fiscal 2023, the Company repurchased approximately 59 million shares of Class C Common Stock for a total purchase price of approximately $2.7 billion.

Dividend Payments — On February 24, 2022, we announced that our Board of Directors adopted a dividend policy providing for our payment of quarterly cash dividends on our common stock at a rate of $0.33 per share per fiscal quarter beginning in the first quarter of Fiscal 2023. On March 2, 2023, the Company announced that the Board of Directors approved a 12% increase in the quarterly dividend rate from $0.33 per share per fiscal quarter to a rate of $0.37 per share per fiscal quarter beginning in the first quarter of Fiscal 2024. During the first nine months of Fiscal 2024 and Fiscal 2023, the Company paid $811 million and $728 million, respectively, in dividends and dividend equivalents.

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

Summarized Guarantor Financial Information

Dell International L.L.C. and EMC Corporation (the “Issuers”), both of which are wholly-owned subsidiaries of Dell Technologies Inc., completed private offerings of multiple series of senior secured notes issued on June 1, 2016, March 20, 2019, and April 9, 2020 (the “Senior Secured Notes”). The Senior Secured Notes became unsecured obligations following the release of the collateral securing such Senior Secured Notes during Fiscal 2022. On December 13, 2021, the Issuers completed a private offering of senior unsecured notes (together with the Senior Secured Notes, the “Senior Notes”).

In June 2021 and September 2023, the Issuers completed exchange offers in which they issued $18.4 billion and $2.1 billion, respectively, in aggregate principal amount of registered senior notes under the Securities Act of 1933 (the “Exchange Notes”) in exchange for the same principal amount and substantially identical terms of the Senior Notes.

On January 24, 2023, the Issuers completed a public offering of unsecured senior notes (together with the Exchange Notes, the “Registered Senior Notes”) in the aggregate principal amount of $2.0 billion. The unsecured senior notes were sold pursuant to a shelf registration statement.

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

The following table presents summarized results of operations information for the Obligor Group for the period indicated:

Nine Months Ended
November 3, 2023
(in millions)
Net revenue (a)	$6,807
Gross margin (b)	2,882
Operating income	599
Interest and other, net (c)	(2,886)
Loss before income taxes	$(2,287)
Net loss attributable to Obligor Group	$(1,729)
____________________
(a)    Includes net revenue from services provided and product sales to Non-Obligor Subsidiaries of $645 million and $89 million, respectively.
(b)    Includes cost of net revenue from the resale of solutions purchased from Non-Obligor Subsidiaries and the Related Party of $695 million and $284 million, respectively. Includes cost of net revenue from shared services provided by Non-Obligor Subsidiaries of $451 million.
(c)    Includes interest expense on inter-company loan payables of $2,002 million and other expenses from services provided by Non-Obligor Subsidiaries of $44 million.

The following table presents summarized balance sheet information for the Obligor Group as of the dates indicated:

	November 3, 2023	February 3, 2023

	(in millions)
ASSETS
Current assets	$2,028	$2,972
Intercompany receivables	—	595
Due from related party, net	344	312
Short-term intercompany loan receivables	—	227
Total current assets	2,372	4,106
Due from related party, net	239	440
Goodwill and intangible assets	14,605	14,818
Other non-current assets	3,173	3,009
Total assets	$20,389	$22,373
LIABILITIES
Current liabilities	$5,164	$6,611
Intercompany payable	1,623	—
Due to related party	67	110
Total current liabilities	6,854	6,721
Long-term debt	15,840	17,996
Intercompany loan payables	38,838	38,896
Other non-current liabilities	3,410	3,891
Total liabilities	$64,942	$67,504

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

In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 3, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of November 3, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended November 3, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Purchases of Equity Securities

The following table presents information with respect to our purchases of Class C Common Stock during the third quarter of Fiscal 2024:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

	(in millions, except per share amounts)
Repurchases from August 5, 2023 to September 1, 2023	1.5	$56.67	1.5	$906
Repurchases from September 2, 2023 to September 29, 2023	2.6	$69.83	2.6	$722
Repurchases from September 30, 2023 to November 3, 2023	7.1	$67.30	7.1	$5,243
Total	11.2		11.2

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

Effective as of October 5, 2023, the Company’s Board of Directors approved the repurchase of an additional $5 billion of shares of the Class C Common Stock with no fixed expiration date. Following the approval, the Company had approximately $5.7 billion in authorized amount remaining available under the stock repurchase program.

See Note 13 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information about the stock repurchase program.

ITEM 5 — OTHER INFORMATION

Trading Arrangements

During the three months ended November 3, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, or to be effected under any non-Rule 10b5-1 trading arrangement.

ITEM 6 — EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
4.1†
Consent to the Extension of Registration Rights Under the Second Amended and Restated Registration Rights Agreement, dated September 11, 2023, among Dell Technologies Inc. (the “Company”) and SL SPV-2 L.P., Silver Lake Partners IV, L.P., Silver Lake Technology Investors IV, L.P., Silver Lake Partners V DE (AIV), L.P., Silver Lake Technology Investors V, L.P.

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

Date: December 8, 2023