Form 10-K
period 2024-02-02
Dell Technologies Inc.
filed 2024-03-25
CIK 1571996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	February 2, 2024
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of August 4, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of the registrant’s common stock held by non-affiliates was approximately $13.2 billion (based on the closing price of $53.24 per share of Class C Common Stock reported on the New York Stock Exchange on that date).
As of March 18, 2024, there were 713,790,335 shares of the registrant’s common stock outstanding, consisting of 305,216,717 outstanding shares of Class C Common Stock, 328,262,341 outstanding shares of Class A Common Stock, and 80,311,277 outstanding shares of Class B Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s proxy statement relating to its annual meeting of stockholders to be held in 2024. The proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

Our fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. We refer to our fiscal years ended February 2, 2024, February 3, 2023, and January 28, 2022 as “Fiscal 2024,” “Fiscal 2023,” and “Fiscal 2022,” respectively. Fiscal 2024 and Fiscal 2022 included 52 weeks, while Fiscal 2023 included 53 weeks.

ITEM 1 — BUSINESS

Company Overview

Dell Technologies helps organizations build their digital futures and individuals transform how they work, live, and play. We provide customers with a broad and innovative solutions portfolio for the data and artificial intelligence (“AI”) era, including traditional and modern infrastructure. Our differentiated and holistic information technology (“IT”) solutions enable us to capture growth as customer spending priorities evolve.

Dell Technologies’ integrated solutions help customers modernize their IT infrastructure, manage and operate in a multicloud world, address workforce transformation, and provide critical solutions that keep people and organizations connected. We are helping customers accelerate their digital transformations to improve and strengthen business and workforce productivity. With our extensive portfolio and our commitment to innovation, we offer secure, integrated solutions that extend from the edge to the core to the cloud, and we are at the forefront of AI, software-defined, and cloud native infrastructure solutions.

Dell Technologies operates globally in over 170 countries, supported by a world-class organization across key functional areas, including technology and product development, marketing, sales, services, and financing. We have a number of operational advantages that provide a critical foundation for our success. Our go-to-market engine includes an extensive direct sales force, with the ability to build deep customer relationships, and a global network of channel partners. Our global services footprint consists of service and support professionals and vendor-managed service centers that support customers across the world. We also manage a world-class supply chain at a significant scale with the ability to remain agile in a variety of environments.

We offer customers choice in how they acquire our solutions including traditional purchasing and financing offerings provided by Dell Financial Services and its affiliates (“DFS”). We also offer flexible consumption models, including utility, subscription, and as-a-Service models. These offerings allow our customers to pay over time and provide them with operational and financial flexibility.

Our Vision and Strategy

Our vision is to become the most essential technology partner. We help customers address their IT needs and digital transformation objectives as they embrace today’s changing technology landscape. We intend to realize our vision as we execute our strategy to leverage our strengths to extend our leadership positions and capture new growth.

We believe we are uniquely positioned in our industry and that our results will continue to benefit from our operational advantages, which position our Company for long-term growth and value creation while keeping our purpose at the forefront of our decision-making: to create technologies that drive human progress.

Technology is rapidly evolving with demand for simple and holistic solutions as companies navigate an increasingly complex IT environment. To meet our customers’ needs, we invest in research and development, sales, and other key areas of our business to deliver superior products and solutions capabilities and to drive sustainable long-term growth.

The impacts of technological advancement and data expansion continue to be a force for progress as artificial intelligence and generative AI have become the next wave of technological innovation. Through each wave of technological progress, we look to advance our capabilities to change the way we work, make decisions, improve business outcomes and customer experience, and reduce cost by leveraging new technology to streamline our systems and optimize business processes. We believe our unique operating advantages, our leadership, and our way of doing business provide a foundation to foster growth, drive efficiencies, and capitalize on each successive wave of innovation in a dynamic industry.

Products and Services

We design, develop, manufacture, market, sell, and support a wide range of comprehensive and integrated solutions, products, and services. We are organized into two business units which are also our reportable segments: Infrastructure Solutions Group and Client Solutions Group.

•Infrastructure Solutions Group (“ISG”) — ISG enables our customers’ digital transformations with solutions that address AI, machine learning, data analytics, and multicloud environments. ISG helps customers simplify, streamline, and automate IT operations. ISG solutions are built for multicloud environments and are optimized to run workloads in both public and private clouds, as well as on-premise.

Our comprehensive storage portfolio includes modern and traditional storage solutions, including all-flash arrays, scale-out file, object platforms, hyper-converged infrastructure, and software-defined storage.

Our server portfolio includes high-performance general-purpose and AI-optimized servers able to run workloads across customers’ IT environments, on-premises and in multicloud and edge environments. Our AI-optimized servers are designed to run high-value workloads, including AI model training, fine-tuning, and inferencing. Our networking portfolio helps our business customers transform and modernize their infrastructure, mobilize and enrich end-user experiences, and accelerate business applications and processes.

Our strengths in server, storage, and virtualization software solutions allow us to offer leading converged and hyper-converged solutions, enabling our customers to accelerate their IT transformation with scalable integrated solutions. ISG also offers software, peripherals, and services, including consulting, configuration, and support and deployment.

Approximately half of ISG revenue is generated by sales to customers in the Americas, with the remaining portion derived from sales to customers in the Europe, Middle East, and Africa region (“EMEA”) and the Asia-Pacific and Japan region (“APJ”).

•Client Solutions Group (“CSG”) — CSG offers branded PCs including notebooks, desktops, and workstations and branded peripherals that include displays, docking stations, keyboards, mice, and webcam and audio devices, as well as third-party software and peripherals. CSG also includes services offerings, such as configuration, support and deployment, and extended warranties.

Our CSG offerings are designed to optimize performance, reliability, manageability, design, and security for our customers. Our commercial portfolio provides our customers with solutions centered on flexibility to address their complex needs such as IT modernization, hybrid work transformation, and other critical areas. Within our high-end consumer and gaming offerings, we provide our customers with powerful performance, processing, and end-user experiences.

Approximately 60% of CSG revenue is generated by sales to customers in the Americas, with the remaining portion derived from sales to customers in EMEA and APJ.

Our “other businesses,” described below, primarily consist of our resale of standalone offerings of VMware LLC (formerly “VMware, Inc.” and individually and together with its subsidiaries, “VMware”), referred to as “VMware Resale,” and offerings of SecureWorks Corp. (“Secureworks”). These businesses are not classified as reportable segments, either individually or collectively.

•VMware Resale consists of our sale of standalone VMware offerings. Following the completion of our spin-off of VMware in November 2021, Dell Technologies continued to resell VMware’s offerings to our customers under our Commercial Framework Agreement (the “CFA”) with VMware discussed in this report. On November 22, 2023, VMware was acquired by Broadcom, Inc. (“Broadcom”). Subsequent to the acquisition, Broadcom announced changes to its go-to-market approach for VMware offerings, resulting in a change in our commercial relationship with VMware. On January 25, 2024, under a provision of the CFA permitting us to terminate the agreement upon a change in control of VMware, we delivered notice of termination of the CFA to Broadcom under which the agreement will terminate on March 25, 2024.

The Company continues to integrate select VMware products and services with Dell Technologies’ offerings and sell them to end-users. The results of such offerings are reflected within CSG or ISG, depending upon the nature of the underlying offering sold. See Note 20 of the Notes to the Consolidated Financial Statements included in this report for more information about our relationship with VMware.

•Secureworks (NASDAQ: SCWX) is a global cybersecurity provider of technology-driven security solutions singularly focused on protecting its customers by outpacing and outmaneuvering the adversary. The solutions offered by Secureworks enable organizations of varying size and complexity to prevent security breaches, detect malicious activity, respond rapidly when a security breach occurs, and identify emerging threats.

For further discussion regarding our current reportable segments, see “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Business Unit Results” and Note 19 of the Notes to the Consolidated Financial Statements included in this report.

Consumption Models

Our customers are seeking choice in how they consume our solutions and are looking to remove cost and complexity, align solution offerings to their business needs, and provide consistent, high-quality operations throughout their IT enterprise.

We offer our customers choices that include as-a-Service, subscription, utility, leases, loans, and immediate pay models designed to match customers' consumption and financing preferences. We continue to enhance our as-a-Service offerings, inclusive of our offerings under Dell APEX. We believe these options provide operational and financial flexibility and strengthen our customer relationships.

These offerings typically result in multiyear agreements which generate recurring revenue streams over the term of the arrangement. We expect that these offerings will provide a foundation for growth in recurring revenue. We define recurring revenue as revenue recognized that is primarily related to hardware and software maintenance as well as to subscription, as-a-Service, usage-based offerings, and operating leases.

Dell Financial Services

DFS supports our businesses by offering and arranging various financing options and services for our customers globally. DFS originates, collects, and services customer receivables primarily related to the purchase or use of our product, software, and services offerings. We also arrange financing for some of our customers in countries where DFS does not currently operate as a captive enterprise. Additionally, as described above, we offer flexible consumption models, including utility, subscription, and as-a-Service models. DFS funded $8.4 billion of originations in Fiscal 2024 and maintains an $10.5 billion global portfolio of high-quality financing receivables. The results of these operations are allocated to our segments based on the underlying product or service financed and may be impacted by, among other factors, changes in the interest rate environment and the translation of those changes to pricing. For additional information about our financing arrangements, see Note 6 of the Notes to the Consolidated Financial Statements included in this report.

Research and Development

We focus on developing innovative solutions that incorporate desirable features and capabilities at competitive prices. We employ a collaborative approach to design and development in which our engineers, with direct customer input, design solutions and work with a global network of technology partners to architect new system designs, influence the direction of future development, and integrate new technologies into our products and solutions. We strive to deliver new and relevant products to the market quickly and efficiently.

Our software engineers are focused on developing the next generation of innovative solutions. Our embedded software simplifies the complex through automation, increasingly leveraging artificial intelligence and machine-learning technology. Most of our research and development (“R&D”) expenditures represent costs to develop the software that powers these solutions.

We manage our R&D expenses by concentrating on solutions that we believe are most valuable to our customers and by leveraging the capabilities of our strategic partnerships. We have a global R&D presence, with total R&D expenses of $2.8 billion for both Fiscal 2024 and Fiscal 2023, and $2.6 billion for Fiscal 2022. These investments reflect our commitment to innovation that aim to create the right solutions to help our customers build their digital future and transform their businesses.

Strategic Investments and Acquisitions

As part of our strategy, we will continue to evaluate opportunities for strategic investments through our venture capital investment arm, Dell Technologies Capital, with a focus on emerging technology areas that are relevant to our business and that will complement our existing portfolio of solutions. We target investments in such areas as storage, software-defined networking, management and orchestration, security, machine learning and AI, Big Data and analytics, cloud, edge computing, and software development operations. The technologies or products these companies have under development are typically in the early stages and may never have commercial value, which could result in a loss of a substantial part of our investment in the companies.

As of both February 2, 2024 and February 3, 2023, we held strategic investments in non-marketable securities of $1.3 billion. See Note 5 of the Notes to the Consolidated Financial Statements included in this report for additional information.

In addition to these investments, we may also make disciplined acquisitions of businesses that advance our strategic objectives and accelerate our innovation agenda.

Manufacturing and Materials

We own manufacturing facilities located in the United States, Malaysia, China, Brazil, India, Poland, and Ireland. See “Item 2 — Properties” for information about our manufacturing and distribution facilities.

We also utilize contract manufacturers throughout the world to manufacture or assemble our products under the Dell Technologies brand to provide operational flexibility, achieve cost efficiencies, deliver products faster, better serve our customers, and enhance our supply chain. When using contract manufacturers, we purchase components from suppliers and subsequently sell those components to the manufacturer. Our manufacturing process consists of assembly, software installation, functional testing, and quality control. We conduct operations utilizing a formal, documented quality management system to ensure that our products and services satisfy customer needs and expectations. Testing and quality control are also applied to components, parts, sub-assemblies, and systems obtained from third-party suppliers.

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

We purchase materials, supplies, product components, and products from a large number of qualified suppliers. In some cases, where multiple sources of supply are not available, we rely on a single source or a limited number of sources of supply if we believe it is advantageous to do so because of performance, quality, support, delivery, capacity, or price considerations. We believe that any disruption that may occur because of our dependence on single- or limited-source vendors would not disproportionately disadvantage us relative to our competitors. See “Item 1A — Risk Factors — Risks Relating to Our Business and Our Industry — Our reliance on vendors for products and components, many of which are single-source or limited-source suppliers, could harm our business by adversely affecting product availability, delivery, reliability, and cost. ” for information about the risks associated with Dell Technologies’ use of single- or limited-source suppliers.

Product Backlog

Product backlog represents the value of unfulfilled manufacturing orders and is included as a component of remaining performance obligations to the extent we determine that the manufacturing orders are non-cancelable. Our business model generally gives us the flexibility to optimize product backlog including by expediting shipping or prioritizing customer orders for products that have shorter lead times. During Fiscal 2023, we reduced our backlog across both CSG and ISG from previously elevated levels as constraints in limited-source components began to diminish as a result of improving supply positions and overall declines in the demand environment. During Fiscal 2024, while our supply chain operated efficiently at standard lead times, demand for AI-optimized servers outpaced the supply of graphics processing units (“GPUs”), resulting in elevated backlog levels for such offerings as we exited the fiscal year.

Geographic Operations

Our corporate headquarters is located in Round Rock, Texas. We have operations and conduct business in many countries located in the Americas, Europe, the Middle East, Asia, and other geographic regions. To increase our global reach, we continue to focus on emerging markets outside of the United States, Western Europe, Canada, and Japan. We continue to view these geographical markets, which include the vast majority of the world’s population, as a long-term growth opportunity. Accordingly, we pursue the development of technology solutions that meet the needs of these markets. For information about the amount of net revenue we generated from our operations outside of the United States during the last three fiscal years, see Note 19 of the Notes to the Consolidated Financial Statements included in this report.

Seasonality

Our sales can be affected by seasonal trends. Within ISG, our storage sales are typically stronger in our fourth fiscal quarter. Our sales within the Americas are typically stronger in the second and fourth fiscal quarters, while our sales in EMEA are typically stronger during the fourth fiscal quarter. Historical seasonal patterns have been impacted by the changing macroeconomic environment and our mix of business, and may not continue in the future.

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

The markets in which we compete span countries around the world with customers that range from the world’s largest corporations to small and medium-sized businesses to consumers and also include government and not-for-profit organizations. We believe that new businesses will continue to enter these markets and develop technologies that, if successfully commercialized, may compete with our products and services. Moreover, current competitors may enter into new strategic relationships with new or existing competitors, which may further increase the competitive pressures. See “Item 1A — Risk Factors — Risks Relating to Our Business and Our Industry” for information about our competitive risks.

Sales and Marketing

Our sales and marketing efforts are organized around our customers. Our global sales and marketing team has created a go-to-market model that is collaborative and customer-focused. We generally organize our go-to-market operations with a focus on geographic and customer segments which encompass large global and national enterprises, governmental agencies and other public institutions, educational institutions, healthcare organizations, small and medium-sized businesses, and consumers.

Go-to-market strategy — We sell products and services directly to customers and through other sales channels, which include value-added resellers, system integrators, distributors, and retailers. We manage our direct sales team and channel partners to offer a unified customer experience.

We believe our direct sales channel is a significant competitive advantage and emphasizes direct communication with customers, allowing us to refine our products and marketing programs while providing insight to better navigate through supply chain challenges and complexity.

In addition to our direct sales channel, we use our network of channel partners to sell our products and services, enabling us to efficiently reach and serve a greater number of customers. The Dell Technologies partner program provides partners with appropriate incentives to encourage sales generation. We also facilitate access to third-party financing to help our channel partners manage their working capital. We believe that building long-term relationships with our channel partners enhances our ability to deliver a high-quality customer experience. During Fiscal 2024, our other sales channels generated approximately 50% of our net revenue.

Large enterprises and public institutions — For large enterprises and public institutions, we maintain a field sales force across the world to serve our largest customers. Dedicated account teams, which include technical sales specialists, form long-term relationships and support our largest customers, develop tailored solutions to meet their needs, position the capabilities of Dell Technologies, and provide us with customer feedback. For these customers, we offer several programs designed to provide single points of contact and accountability with dedicated account managers, special pricing, and consistent service and support programs. We also maintain specific sales and marketing programs targeting federal, state, and local governmental agencies, as well as healthcare and educational customers.

Small and medium-sized business and consumers — We market our products and services to small and medium-sized businesses and consumers through various advertising media. To react quickly to our customers’ needs, we track our Net Promoter Score, a customer loyalty metric that is widely used across various industries. Net Promoter Score is a trademark of Satmetrix Systems, Inc., Bain & Company, Inc., and Fred Reichheld. We also engage with customers through social media.

Patents, Trademarks, and Licenses

As of February 2, 2024, we held a worldwide portfolio of 22,522 granted patents and 8,386 pending patent applications. We continue to obtain new patents through our ongoing research and development activities.  The inventions claimed in our patents and patent applications cover aspects of our current and possible future offerings, computer systems, software products, manufacturing processes, and related technologies.  We also hold licenses to use numerous third-party patents.  Although we use our patented inventions and license some of them to others, we are not substantially dependent on any single patent or group of related patents.  Our product and process patents may establish barriers to entry, and we anticipate that our worldwide patent portfolio will continue to be of value in negotiating intellectual property rights with others in the industry.

We have used, registered, or applied to register certain trademarks and copyrights in the United States and in other countries. We believe that Dell Technologies, DELL, Alienware, and Secureworks word marks and logo marks in the United States are material to our operations.

We have entered into software licensing agreements with other companies. We also license certain technologies and intellectual property from third parties for use in our offerings and processes, and license some of our technologies and intellectual property to third parties.

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

Our operations are subject to a variety of environmental, performance, and safety regulations in all aspects of our operations. Product design and procurement operations must comply with requirements relating to materials composition, sourcing, radiated emissions, energy efficiency and collection, recycling, treatment, transportation, and disposal of electronics products, including restrictions on mercury, lead, cadmium, lithium metal, lithium ion, and other substances. Our operations may also become subject to new or emergent standards relating to climate change laws and regulations. The amount and timing of costs under environmental and safety laws are difficult to predict. We were not assessed any material environmental fines, nor did we have any material environmental remediation or other environmental costs, during Fiscal 2024.

We and our subsidiaries are subject to various anti-corruption laws that prohibit improper payments or offers of payments to foreign governments and their officials for the purpose of obtaining or retaining business, and are also subject to export controls, customs regulations, economic sanctions laws, including those currently imposed on Russia, and embargoes imposed by the U.S. government. Violations of the U.S. Foreign Corrupt Practices Act or other anti-corruption laws or export controls, customs regulations, or economic sanctions laws may result in severe criminal or civil sanctions and penalties.

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

Sustainability and Environmental, Social, and Governance Activities

Dell Technologies is committed to driving human progress by putting our technology and expertise to work where we believe it can do the most good for both people and the planet.  We recognize that all of our stakeholders — shareholders, customers, suppliers, employees, and communities — as well as the environment and society, are essential to our business.

Dell Technologies is committed to progressing towards the goals set forth in our plan for 2030 and beyond, which we refer to as our 2030 goals. We are using these goals to help build our business, promote long-term shareholder value creation, and guide our societal impact strategies over the next decade. Our 2030 goals have four pillars:

•Advancing Sustainability — We believe we have a responsibility to create a more sustainable future and to protect and enrich our planet together with our customers, suppliers, and communities. We seek to achieve this by focusing our impact on selected key areas, including both climate change and circular economy. We continue to emphasize sustainability across our business ecosystem, valuing natural resources and seeking to minimize our environmental impact. With the power of our global supply chain, Dell Technologies pursues the highest standards of sustainability and ethical practices.

•Cultivating Inclusion — We view diversity and inclusion as a business imperative to help build and empower our future workforce. We strive to cultivate an inclusive workforce, and believe our team members should be representative of the diversity in our global customer base. Further, we believe diversity of leadership enhances innovation and ensures that company decisions reflect our diverse stakeholder groups.

•Transforming Lives — We believe our scale, support, and the innovative application of our technology can be a catalyst in advancing fundamental human rights and addressing complex societal challenges, such as digital inclusion, for the underserved. We endeavor to harness the power of technology, our scale, and our expertise to create a digital future that can contribute to the realization of human potential.

•Upholding Trust — Upholding trust through security, ethics, and privacy plays a critical role in creating business success. We are committed to upholding ethics and integrity and ensuring that new talent and existing team members align with our ethical culture. We will continue to invest in our advanced privacy governance and risk-management technology and continue seeking to select, evaluate, and do business with third parties who share our dedication to ethics and privacy.

Dell Technologies measures progress against our 2030 goals in our annually released reports available on our website.

Climate Change

At Dell Technologies, we believe that by addressing climate change, we are demonstrating our commitment to protect our communities and our planet. As part of this mission, we seek to manage the greenhouse gas emissions (“GHG”) associated with our direct and indirect footprint. Technology plays an important role in this undertaking. We have set clear and ambitious GHG emissions targets to reach by 2030, aiming to achieve net zero emissions across scopes 1, 2, and 3 by 2050.

Human Capital Management

We are a diverse team with unique perspectives united in our purpose, strategy, and culture. Our goal is to ensure that employees of different backgrounds feel valued, engaged, and inspired to do their best work. We aim to attract, develop, and retain an inclusive workforce through our ongoing diversity and inclusion efforts, training and development offerings, and competitive and comprehensive benefits that include health and wellness resources. We believe the success of our commitment is demonstrated through our consistent market recognition as a best-in-class employer.

As of February 2, 2024, we had approximately 120,000 employees. Throughout Fiscal 2024, we continued to take certain measures to reduce costs, including limiting external hiring, employee reorganizations, and other actions to align our investments with our announced strategic and customer priorities. These actions resulted in a reduction in our overall headcount. Despite these difficult decisions, we continue focused efforts to empower our employees and attract, develop, and retain talent.

We seek to support our culture in four key focus areas:

Diversity and Inclusion — At Dell Technologies, we believe diversity is powerful. Our pillar on cultivating inclusion highlights how our human capital resources are vital to our social impact and long-term business success. We believe closing the gap in employment of underrepresented minorities in the technology industry is critical to meeting future business needs and ensuring that diverse perspectives reflect our global customer base. We are committed to equal employment opportunity and continuing to implement inclusive policies.

As of February 2, 2024, excluding employees of Secureworks, approximately 35% of our global employees self-identified as women. Of our global people leaders, approximately 29% self-identified as women. We define people leaders as employees in a management level or executive position.

As of the same date, our U.S. employee base was composed of employees who self-identified with the following races and ethnicities: 62% as White or Caucasian; 16% as Asian; 10% as Hispanic or Latino; 6% as Black or African American; 2% with two or more races; and 1% with additional groups (including American Indian, Alaska Native, Native Hawaiian or Other Pacific Islander). Approximately 3% of our U.S. employee base did not self-report or specify race and ethnicity status. Of our U.S. people leaders, 13% self-identified as Hispanic or Latino or as Black or African American.

As the composition of the workforce evolves, we recognize that many companies embracing diversity and inclusion report experiencing greater productivity, engagement, and employee satisfaction. We are committed to increasing gender and ethnic diversity throughout Dell Technologies. We seek to achieve the following representation goals within our workforce (excluding employees of Secureworks):

•By 2030, 50% of our global workforce and 40% of our global people leaders will be those who self-identify as women.

•By 2030, 25% of our U.S. workforce and 15% of our U.S. people leaders will be those who self-identify as Black or African American or as Hispanic or Latino.

We seek to meet these goals by:

•building and attracting an inclusive workforce by investing in innovative recruiting and hiring programs intended to attract the best talent possible and address the global technology talent gap; and

•developing and retaining our current team members through a supportive corporate culture focused on equality of access to career advancement and upskilling programs.

Achievement Through Learning, Development, and Competitive Compensation and Rewards — We have designed our comprehensive rewards programs to be globally consistent, locally relevant, and effective in attracting, motivating, and retaining high-quality talent. Our rewards programs seek to inspire employees to do their best work for our customers and the growth of our business. Through our comprehensive rewards programs, we are committed to equal pay. We believe people should be equitably compensated for the value they deliver to our customers and other stakeholders, no matter their gender, ethnicity, or other diversity attributes.

We provide a multitude of programs to support employees’ career growth and development through a centralized program. Through this program, we offer formal training options, individualized development programs, tools for 360-degree feedback, mentoring, networking, stretch assignments, and growth opportunities. Our tools and resources are designed to empower and inspire employees to direct their own career paths and build a portfolio of transferable skills for success in the technology industry. Our internal Career Hub supports employee growth by providing personalized development suggestions, such as mentorship and internal opportunities, that align with their skills and development goals. We are committed to building a diverse leadership pipeline with a broad spectrum of skills, including the ability to act with integrity and inspire others.

Balance and Wellness — We offer a competitive and comprehensive benefits package and strive to provide the best choice and value at the best cost. Through our benefits package, we support our employees’ overall health and well-being through a comprehensive approach which provides programs and resources focused on mental, physical, and financial health, connection, and flexibility. Work flexibility is part of our culture and remains a priority for us. We strive to provide innovative and inclusive offerings, such as virtual live and on-demand educational sessions, counseling and support services, fitness and wellness challenges, voluntary progress tracking, and other incentives.

Connection and Engagement — We believe employee feedback is an important part of our culture and a key strategy to foster connection and engagement. For example, through our annual Tell Dell survey, employees can confidentially voice their perceptions of the Company and our leadership, culture, and inclusiveness so we can continue to improve the employee experience. We promote further employee connection and engagement through a variety of initiatives including, among others, our broader team member listening strategy and our Employee Resource Groups (“ERGs”). We have 13 unique ERGs that cultivate inclusion and bring many collective voices together for a greater business impact. Our ERGs also provide personal and professional development through networking opportunities, mentoring, volunteer activities, and community involvement.

Supply Chain Resources

We manage our responsible business practices in one of the world’s largest supply chains, which involves hundreds of thousands of people around the world. We seek to drive responsible manufacturing through robust assurance practices, including human rights due diligence and environmental stewardship. We recognize that looking after the wellbeing of people in our supply chain is important and have various objectives for our work in this area, including:

•providing healthy work environments;

•delivering future-ready skills development for employees in our supply chain; and

•continuing our engagement with the people who make our products.

We support workers in the value chain with training on key topics, including forced labor and health and safety, and we continue to work with suppliers to deliver training directly to employees via their mobile phones. Through this initiative, Dell Technologies covers the cost of developing training modules and shares training costs with suppliers who deliver them.

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

Information about our supply chain sustainability progress is available through annual reporting on our website.

Human Rights

At Dell Technologies, upholding and advancing respect for the fundamental human rights of all people is core to our business strategy, purpose, and commitment to drive human progress and create a positive and lasting social impact. We believe everyone deserves to be treated equally with dignity and respect, and we are committed to responsible, ethical, inclusive, and sustainable business practices. We strive to align our approach and actions to fulfill this commitment with the United Nations Guiding Principles on Business and Human Rights, and the Principles of the United Nations Global Compact, to which Dell is a signatory. We endeavor to ensure that we are not complicit in human rights violations, and we seek to hold our suppliers and other business partners to this same standard. We believe in winning with integrity, and we use training and technology to assist our team members in applying the principles of integrity and compliance as part of everyday business transactions, activities, and decisions.

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

Information about our Executive Officers
The following table sets forth, as of March 18, 2024, information about our executive officers, who are appointed by our Board of Directors.

Name	Age	Position
Michael S. Dell	59	Chief Executive Officer and Chairman
Jeffrey W. Clarke	61	Vice Chairman and Chief Operating Officer
Allison Dew	54	Chief Marketing Officer
Yvonne McGill	57	Chief Financial Officer
Richard J. Rothberg	60	General Counsel
Jennifer D. Saavedra, Ph.D.	54	Chief Human Resources Officer
William F. Scannell	61	President, Global Sales and Customer Operations

Michael S. Dell — Mr. Dell serves as Chairman of the Board and Chief Executive Officer of Dell Technologies. Mr. Dell served as Chief Executive Officer of Dell Inc., a wholly-owned subsidiary of Dell Technologies, from 1984 until July 2004 and resumed that role in January 2007. In 1998, Mr. Dell formed MSD Capital, L.P., now DFO Management, LLC, a private investment firm, for the purpose of managing his and his family’s investments. In 1999, he and his wife established the Michael & Susan Dell Foundation to provide philanthropic support to a variety of global causes. Mr. Dell is an honorary member of the Foundation Board of the World Economic Forum and is an executive committee member of the International Business Council. He serves as a member of the Technology CEO Council and is a member of the Business Roundtable. He also serves on the advisory board of Tsinghua University’s School of Economics and Management in Beijing, China, on the governing board of the Indian School of Business in Hyderabad, India, and as a board member of Catalyst, Inc., a non-profit organization that promotes inclusive workplaces for women. In June 2014, Mr. Dell was named the United Nations Foundation’s first Global Advocate for Entrepreneurship. Mr. Dell is Non-Executive Chairman of SecureWorks Corp., a public majority-owned subsidiary of Dell Technologies and a global provider of intelligence-driven information security solutions. Mr. Dell was Chairman of the Board of Directors of VMware, Inc., a cloud infrastructure and digital workspace technology company that was formerly a public majority-owned subsidiary of Dell Technologies, from September 2016 until it was acquired by Broadcom Inc. in November 2023 and was a board member of Pivotal Software, Inc., formerly a public majority-owned subsidiary of Dell Technologies that provides a leading cloud-native platform, from September 2016 until it was acquired by VMware, Inc. in December 2019.

Jeffrey W. Clarke — Mr. Clarke serves as Vice Chairman and Chief Operating Officer of Dell Technologies, responsible for running day-to-day business operations, shaping the Company’s strategic agenda, and setting priorities across the Dell Technologies executive leadership team. Mr. Clarke directs the Infrastructure Solutions Group and the Client Solutions Group and manages Global Operations, including manufacturing, procurement, and supply chain. He is also responsible for setting the long-term strategy and leads planning for emerging technology areas such as Cloud, Edge, Telecom, and as-a-Service. Mr. Clarke served as Chief Operating Officer from December 2019 to August 2021 before resuming that role in August 2023 and as Co-Chief Operating Officer from August 2021 until August 2023, and has served as Vice Chairman since September 2017, before which he served as Vice Chairman and President, Operations and Client Solutions with Dell Technologies and, previously, Dell, since January 2009. From January 2003 until January 2009, Mr. Clarke served as Senior Vice President, Business Product Group. From November 2001 to January 2003, Mr. Clarke served as Vice President and General Manager, Relationship Product Group. In 1995, Mr. Clarke became the director of desktop development. Mr. Clarke joined Dell in 1987 as a quality engineer and has served in a variety of other engineering and management roles. Before joining Dell Technologies, Mr. Clarke served as a reliability and product engineer at Motorola, Inc, a global technology company.

Allison Dew — Ms. Dew serves as the Chief Marketing Officer of Dell Technologies. In this role, in which she has served since March 2018, Ms. Dew is directly responsible for the global marketing organization, strategy, and all aspects of Dell Technologies’ marketing efforts, including brand and creative, product marketing, communications, digital, and field and channel marketing. Since joining Dell in 2008, Ms. Dew has been instrumental in Dell Technologies’ marketing transformation, leading an emphasis on data-driven marketing, customer understanding, and integrated planning. Most recently, prior to her current position, Ms. Dew led marketing for the Dell Technologies Client Solutions Group from December 2013 to March 2018.  Before joining Dell, Ms. Dew served in various marketing leadership roles at Microsoft Corporation, a global technology company. Ms. Dew also worked in both a regional advertising firm in Tokyo, Japan and an independent multicultural agency in New York.

On February 6, 2024, Ms. Dew notified the Company of her decision to retire from her position as Chief Marketing Officer effective as of March 29, 2024.

On February 29, 2024, the Board of Directors appointed Geraldine Tunnell, who currently serves as the Company’s Senior Vice President of Global Field & Partner Marketing, as the Company’s Chief Marketing Officer, to succeed Ms. Dew in that position effective as of March 30, 2024.

Yvonne McGill — Ms. McGill serves as Chief Financial Officer of Dell Technologies. In this role, in which she has served since August 2023, she is responsible for all aspects of the Company’s finance function, including accounting, financial planning and analysis, tax, treasury, and investor relations, as well as corporate development, global business operations and Dell Financial Services. She also partners closely with the office of the CEO to develop and execute a long-term strategy that creates value for Dell Technologies stakeholders. From August 2015 to August 2023, Ms. McGill served in a variety of finance leadership roles for Dell, including Corporate Controller, where she had responsibility for accounting, tax, treasury, and investor relations, Chief Financial Officer and Senior Vice President, Infrastructure Solutions Group, and Senior Vice President, Global Financial Planning and Analysis. Since joining Dell in 1997, Ms. McGill has served in various other finance leadership roles, including Chief Financial Officer for the Company’s Asia-Pacific, Japan and China region and Chief Accounting Officer. Before beginning her service with Dell, Ms. McGill worked at ManTech International Corporation, a company providing technology solutions and services to U.S. intelligence, defense and federal civilian agencies, and Price Waterhouse LLP (now PricewaterhouseCoopers LLP), a firm specializing in accounting, assurance, tax, and consulting services. Ms. McGill serves on the board of directors of Applied Materials, Inc., an international materials engineering company.

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

Jennifer D. Saavedra, Ph.D. — Dr. Saavedra is Dell Technologies' Chief Human Resources Officer. In this role, Dr. Saavedra leads Dell’s Global Human Resources and Facilities function and accelerates the performance and growth of the company through its culture and its people. Dr. Saavedra previously served as Dell Technologies’ Senior Vice President, Human Resources – Sales from December 2019 to March 2021 and as its Senior Vice President, Human Resources – Talent and Culture from November 2017 to December 2019. Dr. Saavedra joined Dell in 2005 and has served in many key leadership roles throughout the Human Resources organization, including talent development and culture, business partner, strategy, and learning and development. Before joining Dell in 2005, Dr. Saavedra served as a Human Resources consultant to private and public companies.

William F. Scannell — Mr. Scannell serves as President, Global Sales and Customer Operations for Dell Technologies, heading the global go-to-market organization, including Channel, OEM, Global Alliances, and Specialty Sales. In this role, in which he has served since February 2020, Mr. Scannell is responsible for go-to-market strategy and driving global growth by delivering Dell Technologies’ solutions to organizations in established and new markets globally. Mr. Scannell previously served as President, Global Enterprise Sales and Customer Operations for Dell Technologies from September 2017 to January 2020, leading the sales teams to deliver innovative and practical technology solutions to large enterprises and public institutions worldwide. Prior to joining Dell Technologies, Mr. Scannell served as President, Global Sales and Customer Operations at EMC until EMC was acquired by Dell Technologies in September 2016. In this role, to which he was appointed in July 2012 after overseeing customer operations in the Americas and EMEA, Mr. Scannell focused on driving coordination and teamwork among EMC’s business unit sales forces, as well as building and maintaining relationships with EMC’s largest global accounts, global alliance partners, and global channel partners. Mr. Scannell began his career as an EMC sales representative in 1986, becoming country manager of Canada in 1988. Shortly thereafter, his responsibilities expanded to include the United States and Latin America. In 1999, Mr. Scannell moved to London to oversee EMC’s business across all of Europe, Middle East, and Africa. He then managed worldwide sales in 2001 and 2002 before being appointed Executive Vice President in 2007. Mr. Scannell serves on the board of directors of IonQ, Inc., a quantum computing company.

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

As a global company with customers operating in a broad range of businesses and industries, our performance is affected by global economic conditions and the demand for technology products and services in international markets. Adverse economic conditions may negatively affect customer demand, and could result in postponed or decreased spending amid customer concerns over unemployment or slowing demand for their products, reduced asset values, volatile energy costs, the availability and cost of credit, and the stability and solvency of financial institutions, financial markets, businesses, local and state governments, and sovereign nations. In Fiscal 2024, global economic uncertainty adversely affected the demand for our products and services as some of our larger customers exhibited increased caution in their IT spending. Factors contributing to weak or unstable global economic conditions, including those attributable to geopolitical volatility (such as ongoing military conflicts in Ukraine and the Middle East and tensions across the Taiwan Strait), international trade protection measures and disputes, such as those between the United States and China, or public health issues such as the coronavirus pandemic also could harm our business by contributing to product shortages or delays, supply chain disruptions, insolvency of key suppliers, customer and counterparty insolvencies, increased product costs and associated price increases, reduced global sales, and other adverse effects on our operations. Any such effects could have a negative impact on our net revenue and profitability.

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

Our reliance on vendors for products and components, many of which are single-source or limited-source suppliers, could harm our business by adversely affecting product availability, delivery, reliability, and cost.

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

Although these relationships generate cost efficiencies, they limit our direct control over production. The increasing reliance on vendors subjects us to a greater risk of shortages and reduced control over delivery schedules of components and products, as well as a greater risk of increases in product and component costs. We experienced some of these adverse effects in recent periods, primarily as a result of impacts of the coronavirus pandemic.

We may experience additional supply shortages and price increases caused by changes to raw material availability, manufacturing capacity, labor shortages, public health issues, tariffs, trade disputes and protectionist measures, natural catastrophes or the effects of climate change (such as extreme weather conditions, sea level rise, drought, flooding, and wildfires), and significant changes in the financial condition of our suppliers. Because we maintain minimal levels of component and product inventories, a disruption in component or product availability could harm our ability to fill customer orders on a timely basis and at an acceptable price. The impact of supply constraints on our operations may be more acute during periods of rapid growth in demand for new products and services, such as the current demand for AI-optimized solutions. We are also subject to risks associated with our receipt from vendors of defective parts and products, which could require the replacement of such parts and products and expose us to reputational harm.

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

As we reach more customers through new distribution channels and expanded reseller relationships, we may fail to effectively manage the increasingly difficult tasks of inventory management and demand forecasting. Our ability to implement this strategy depends on efficiently transitioning sales capabilities, successfully adding to the breadth of our solutions capabilities through internal development and selective acquisitions of other businesses, and effectively managing the consequences of these strategic initiatives. If we are unable to meet these challenges, our results of operations could be adversely affected.

We are organized into two business units consisting of ISG and CSG that are each important components of our strategy. ISG offers a portfolio of storage, server, and networking solutions, including AI-optimized technologies, and faces intense competition from existing on-premises competitors and increasing competitive pressures from Infrastructure-as-a-Service providers. Accordingly, we expect we will be required to make additional investments to address such competitive pressures and drive future growth. Such pressures could result in the erosion of revenue and operating income and adversely affect ISG’s results of operations. To address industry trends, we have developed and continue to develop traditional, converged, and hyper-converged infrastructure solutions as well as AI-optimized products and solutions. ISG’s results of operations could be adversely affected if such products and solutions are not adopted by our customers or potential customers, or if customers move rapidly to adopt public cloud solutions.

CSG largely relies on sales of desktops, workstations, and notebooks. Revenue from CSG absorbs our overhead costs and provides for scaled procurement. CSG faces risk and uncertainties from fundamental changes in the personal computer market, including a decline in worldwide revenues for desktops, workstations, and notebooks, and lower shipment forecasts for these products due to a general lengthening of the replacement cycle. Reduced demand for PC products or a significant increase in competition could cause our operating income to fluctuate and adversely impact CSG’s results of operations.

Social and ethical issues relating to the use of new and evolving technologies, such as AI, in our offerings may result in reputational harm and liability.

We view our continued investment in AI and generative AI (“GAI”) research and development as an opportunity to enhance our solutions, strengthen our competitive advantage, and contribute to the responsible advancement of AI and GAI technology. While we aim to do so in a responsible, legal, and ethical manner, social, ethical, regulatory, and legal issues relating to the use of AI and GAI in our offerings may result in reputational harm or liability, and may cause us to incur additional research, development, and compliance costs. As with many innovations, AI and GAI present risks that could affect their adoption and contribution to our business. If we enable or offer solutions that draw controversy due to their perceived or actual impact on society, we may experience brand or reputational harm, competitive harm, or legal liability. Potential government regulation related to AI and GAI use and ethics also may increase the burden and cost of research and development and delay implementation of these technologies.

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

Cyber-attacks and other security incidents that disrupt our operations or result in a network intrusion, breach or loss, or other compromise of proprietary or confidential information about us or our workforce, customers, partners, or third parties could negatively affect our business, harm our reputation, cause us to lose clients and expose us to costly regulatory enforcement and litigation.

We routinely receive, collect, manage, store, transmit, and otherwise process large amounts of proprietary information and confidential data, including personally identifiable and other sensitive information, relating to our operations, products, partners, and customers. We face numerous sophisticated and evolving cyber threats of significant scale, volume, severity, and complexity, including threats specifically designed for or directly targeted at us, making it increasingly difficult to defend against security incidents successfully or to implement adequate preventative measures.

Despite our cybersecurity governance and investment in controls and security measures, criminal or other unauthorized threat actors, including nation states and state-sponsored organizations, pose a significant risk of penetrating or bypassing our security defenses, breaching our information technology systems, and misappropriating, breaching, or compromising confidential and proprietary information of our company, our partners, or our customers, causing system disruptions and shutdowns, or introducing ransomware, malware, or vulnerabilities into our products, systems, and networks or those of our customers and partners. We also face a risk that employees, contractors, or other insiders, particularly those with connectivity to our systems, may introduce vulnerabilities into our environments, facilitate a cybersecurity attack, or take actions to misappropriate our intellectual property and proprietary information. Continued work-from-home and flexible work arrangements further increase our risk, as employees and contractors of our company and third-party providers are working remotely and using home networks that may pose an increased risk to our networks, data, and cybersecurity. In addition, our business may be adversely affected by cyber-attacks and data thefts resulting from ongoing wars and geopolitical conflicts.

In the past, we have been targeted by criminal and other threat actors that attempted cyber-attacks of our systems and networks. These attacks are common in our industry for companies of our size and can include such malicious techniques as ransomware, network intrusions, exploitation of zero-day vulnerabilities, distributed denial of service, man-in-the-middle, phishing, vishing, domain name system spoofing, password spraying and other credential attacks, structural query language injection, and malware. The costs associated with cybersecurity tools and infrastructure and competition for scarce cybersecurity and IT resources have at times limited, and may in the future limit, our ability to efficiently identify, eliminate, or remediate cybersecurity or other security vulnerabilities or problems or enact changes to minimize the attack surface of our network. While our security systems and controls have successfully protected us against, and mitigated the impacts of, many attacks of this nature, we have experienced security incidents that negatively affected our business and expect that we will experience similar incidents in the future.
The costs to address cybersecurity risks, both before and after a security incident, could be significant, regardless of whether incidents result from an attack on us directly, on customers we service, or on partners or third-party vendors upon which we rely. Our customers, partners, and third-party vendors continue to experience security incidents of varying severity, including, among others, ransomware attacks, network intrusions, and exploitations of product and software security vulnerabilities. These parties also possess or transmit our proprietary information and confidential data, including personal data, personally identifiable information, and other sensitive information, which may be exfiltrated if they are impacted by a security incident. Targeted cyber-attacks or those that result from a security incident directed at a partner or third-party vendor create a risk of compromise to our internal systems, products, services, and offerings, as well as the systems of our customers, which could result in interruptions, delays, or cessation of service that could disrupt business operations for us and our customers. Our proactive measures and remediation efforts are not always successful or timely. In addition, breaches of our security measures, including through the use and the unapproved dissemination of proprietary information or sensitive or confidential data about us, our customers, partners or other third parties, could impair our intellectual property rights and expose us, our customers, partners, or such other third parties to a risk of loss or misuse of such information or data. Any such incidents could subject us to government investigations and regulatory enforcement actions, litigation, potential liability, and damage to our brand and reputation, or otherwise harm our business and operations.

Hardware, software, and applications that we produce or procure from third parties also may contain defects in design or manufacture or other deficiencies, including security vulnerabilities that could interfere with the operation or security of our products, services, and offerings. In the event of a security vulnerability or other flaws in third-party components or software code, we may have to rely on multiple third parties to mitigate vulnerabilities. The mitigation techniques they deploy may be ineffective or result in adverse performance, system instability, or data loss, and may not always be available, or available on a timely basis. Any actual or perceived security vulnerabilities in our products or services, or those of third-party products we sell, could lead to loss of existing or potential customers, and may impede our sales, manufacturing, distribution, outsourcing services, information technology solutions, and other critical functions and offerings. Failure to comply with internal security policies and standards, including secure development lifecycle practices, or to prevent or promptly mitigate security vulnerabilities in our products and offerings may adversely affect our brand and reputation and subject us to government investigations, regulatory enforcement actions, litigation, and potential liability resulting from our inability to fulfill our contractual obligations to our customers and partners.

As a global enterprise, we are subject to compliance risks under a significant and increasing number of laws and regulations in the United States, the European Union, China, and numerous other countries relating to cybersecurity, product and software supply chain security, and the collection, use, residency, transfer, and protection of data, including customer data, and other personal, sensitive, confidential, and proprietary information. Such information security, data protection, and privacy laws and regulations continue to evolve and may be interpreted and applied differently in different jurisdictions, making it difficult to determine how they may develop and apply to us.

Our execution of transactions and processing and use of customer data, including personal data and personal identifiable information and other data in the conduct of our business, the operation of our products and offerings, and the provision of services to our customers subject us to increased obligations to comply with applicable laws and regulations and may require us to notify regulators, customers, employees, or other third parties of our data processing and data transfer activities, cybersecurity and data protection practices, as well as to provide notification and disclosure of security incidents and data or privacy breaches. We also face the increasing cost of disparate global regulatory compliance obligations and potential enforcement activities and litigation action in the event we experience a significant disruption of our operations or breach, loss, or other compromise of proprietary or confidential information as a result of a cyber-attack or insider activity. While we continue to incur significant expenditures to comply with mandatory privacy, security, data protection and localization requirements imposed by law, regulation, industry standards and contractual obligation, we may fail to comply fully with these requirements. Any such non-compliance could adversely affect our ability to conduct business or sell our products or offerings in a specific jurisdiction or result in fines or penalties that could impact our financial results.

Failure to successfully execute on strategic initiatives including acquisitions, divestitures, or cost saving measures may negatively affect our future results.

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

We continue to focus on minimizing operating expenses through cost improvements and simplification of our corporate structure. Cost saving measures, reorganizations, and divestitures have resulted in workforce reductions and consolidation of facilities. As a result of these actions, we may experience a loss of continuity, loss of accumulated knowledge, diminished employee productivity, disruptions to our operations, and inefficiency during transitional periods. These actions could also impact employee retention. We may experience delays or unanticipated costs in implementing our cost efficiency plans, which could prevent the timely or full achievement of expected cost efficiencies and adversely affect our competitive position.

Our ability to generate substantial non-U.S. net revenue is subject to additional risks and uncertainties.

Sales outside the United States accounted for approximately half of our consolidated net revenue for Fiscal 2024. Our future growth rates and success are substantially dependent on the continued growth of our business outside of the United States. Our international operations face many risks and uncertainties, including varied local economic and labor conditions; political instability; public health issues; changes in the U.S. and international regulatory environments; the impacts of trade protection measures, including increases in tariffs and trade barriers due to the current geopolitical climate and changes and instability in government policies and international trade arrangements, which could adversely affect our ability to conduct business in non-U.S. markets; changes in tax laws; potential theft or other compromise, and limited or unfavorable protection, of our technology, data, or intellectual property; copyright levies; and volatility in foreign currency exchange rates. We could incur additional operating costs, or sustain supply chain disruptions, due to any such changes. Any of these factors could negatively affect our international business results and growth prospects.

Our profitability may be adversely affected by changes in the mix of products and services, customers, or geographic sales, and by seasonal sales trends.

Our overall profitability for any period may be adversely affected by changes in the mix of products and services, customers, or geographic markets reflected in sales for that period, and by seasonal trends. Profit margins vary among products, services, customers, and geographic markets. For example, our services offerings generally have a higher profit margin than consumer products. In addition, parts of our business are subject to seasonal sales trends. Within ISG, our storage sales are typically stronger in our fourth fiscal quarter. Our sales within the Americas are typically stronger in the second and fourth fiscal quarters, while our sales in EMEA are typically stronger during the fourth fiscal quarter. Seasonality in our business may change over time.

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

As of February 2, 2024, our goodwill and intangible assets, net had a combined carrying value of $25.4 billion, representing approximately 31% of our total consolidated assets. We periodically evaluate goodwill and intangible assets, net to determine whether all or a portion of their carrying values may be impaired, in which case an impairment charge may be necessary. The value of goodwill may be materially and adversely affected if businesses that we acquire perform in a manner that is inconsistent with our assumptions at the time of acquisition. In addition, from time to time we divest businesses, and any such divestiture could result in significant asset impairment and disposition charges, including those related to goodwill and intangible assets, net. Any future evaluations resulting in an impairment of goodwill or intangible assets, net could materially and adversely affect our results of operations and financial condition in the period in which the impairment is recognized.

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

If we or our suppliers are unable to develop or protect desirable technology or technology licenses, we may be prevented from marketing products, may have to market products without desirable features, or may incur substantial costs to redesign products. We also may have to defend or enforce legal actions or pay damages in jurisdictions throughout the world if we are found to have violated patents or other intellectual property rights of other parties. Although our suppliers might be contractually obligated to obtain or protect such licenses and indemnify us against related expenses, those suppliers could be unable to meet their obligations. We invest in research and development and obtain additional intellectual property through acquisitions, but those activities do not guarantee that we will develop or obtain intellectual property necessary for profitable operations. Costs involved in developing and protecting rights in intellectual property may have a negative impact on our business. In addition, our operating costs could increase because of copyright levies or similar fees by rights holders and collection agencies in European and other countries.

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

Changes in tax laws could adversely affect our operations and profitability. In recent years, numerous legislative, judicial, and administrative changes have been made to tax laws applicable to us and similar companies. The Organisation for Economic Co-operation and Development (the “OECD”) is continuing discussions regarding fundamental changes in allocation of profits among tax jurisdictions in which companies do business, as well as the implementation of a global minimum tax, referred to as the “Pillar One” and “Pillar Two” proposals. Many countries, including countries in which we have tax holidays, have enacted or are in the process of enacting laws based on the Pillar Two proposal. Our effective tax rate and cash tax payments could increase in future years as a result of these changes.

Portions of our operations are subject to a reduced tax rate or are free of tax under various tax holidays that expire in whole or in part from time to time. Many of these holidays may be extended when certain conditions are met, or may be terminated if certain conditions are not met or as a result of changes in tax legislation. If the tax holidays are not extended, if tax legislation changes, or if we fail to satisfy the conditions of the reduced tax rate, our effective tax rate would be affected. In addition, our overall tax benefit from tax incentives could be adversely affected if the global minimum tax provisions discussed above are adopted in a country in which we benefit from an existing tax incentive. Our effective tax rate also could be impacted if our geographic distribution of earnings changes. In addition, any actions by us to repatriate non-U.S. earnings for which we have not previously provided for U.S. taxes may affect the effective tax rate.

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

We invest a portion of available funds in a portfolio consisting of both equity and debt securities of various types and maturities pending the deployment of these funds in our business. Our equity investments consist of strategic investments in both marketable and non-marketable securities. Investments in marketable securities are measured at fair value on a recurring basis. We have elected to apply the measurement alternative for non-marketable securities. Under the alternative, we measure investments without readily determinable fair values at cost, less impairment, adjusted by observable price changes. Our debt securities generally are classified as held to maturity and are recorded in our financial statements at amortized cost. Our earnings performance could suffer from declines in fair value or impairment of our investments.

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

Our failure to achieve our ESG goals and initiatives, comply with ESG legal standards or meet the expectations of our stakeholders regarding our ESG activities could harm our reputation, adversely affect our business, and expose us to regulatory proceedings and litigation.

Many governments, regulators, investors, employees, customers, and other stakeholders are increasingly focused on environmental, social and governance (“ESG”) considerations relating to businesses, including climate change and greenhouse gas emissions, human and civil rights, and diversity and inclusion. We make statements about our ESG goals and initiatives through our SEC filings, our annual ESG report, our other non-financial reports, information provided on our website, press statements and other communications. Responding to these ESG considerations and implementation of these goals and initiatives involves risks and uncertainties, requires investments, and depends in part on third-party performance or data that is outside our control. We cannot guarantee that we will achieve our announced ESG goals and initiatives. In addition, some stakeholders may disagree with our goals and initiatives. Any failure, or perceived failure, by us to achieve our goals, further our initiatives, adhere to our public statements, comply with federal, state, or international ESG laws and regulations, or meet evolving and varied stakeholder expectations could harm our reputation, adversely affect our business, financial condition or results of operations, and expose us to liabilities under regulatory proceedings or litigation instituted in the United States or in other countries.

We are or soon will be obligated to comply with new climate-related reporting requirements. Sustainability reporting frameworks may require us to provide detailed public disclosures about the greenhouse gas emissions and other climate-related effects our activities produce, the climate-related operating and financial risks we face, and the strategies we pursue to reduce and adapt to the impacts of climate change. We expect to incur substantial costs to prepare these disclosures. If we fail to compile, assess, and report the required information in a timely manner and in accordance with mandatory reporting standards, we could be exposed to fines and other sanctions.

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

Compliance requirements of current or future environmental and safety laws, human rights laws, or other laws may expose us to potential liability, increase our operating costs and otherwise harm our business.

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

Natural disasters, terrorism or armed hostilities, such as the war between Russia and Ukraine, the conflict in the Middle East, or tensions across the Taiwan Strait, or public health issues, such as those that have resulted from the coronavirus pandemic, whether in the United States or in other countries, could cause damage or disruption to us or our suppliers and customers, or could create political or economic instability, any of which impacts could harm our business. Any such events could cause a decrease in demand for our products, make it difficult or impossible to deliver products or for suppliers to deliver components, and create delays and inefficiencies in our supply chain.

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

As of February 2, 2024, we and our subsidiaries had approximately $26.0 billion aggregate principal amount of indebtedness. As of the same date, we and our subsidiaries also had an additional $6.0 billion available for borrowing under our revolving credit facility and $5.0 billion of availability under our commercial paper program. Although continued debt paydown is part of our overall capital allocation strategy, a substantial portion of our cash flow from operations is used to make interest and other debt service payments, which reduces funds available to us for other purposes such as working capital, capital expenditures, other general corporate purposes, and potential acquisitions. Our indebtedness could also reduce our flexibility in responding to current and changing industry and financial market conditions. We may be able to incur significant additional secured and unsecured indebtedness under the terms of our existing debt, which generally do not restrict our ability to incur additional unsecured debt and contain significant exceptions to the covenant restricting our ability to incur additional secured debt.

Risks Relating to Ownership of Our Class C Common Stock
Our multi-class common stock structure with different voting rights may adversely affect the trading price of the Class C Common Stock.

Each share of our Class A Common Stock and each share of our Class B Common Stock has ten votes, while each share of our Class C Common Stock has one vote. Because of these disparate voting rights, Michael Dell and the Susan Lieberman Dell Separate Property Trust (the “MD stockholders”) and certain investment funds affiliated with Silver Lake Partners (the “SLP stockholders”) collectively held common stock representing approximately 94.0% of the total voting power of our outstanding common stock as of March 18, 2024. The limited ability of holders of the Class C Common Stock to influence matters requiring stockholder approval may adversely affect the trading price of the Class C Common Stock.

Because of our multi-class share structure, we have been and will likely continue to be excluded from certain stock indices. FTSE Russell has changed its eligibility criteria to exclude certain companies with multiple classes of shares of common stock from being added to some of its stock indices. Under the current criteria, new and, beginning in September 2022, existing constituents of its indices must have greater than 5% of their voting rights in the hands of public stockholders, as calculated by FTSE Russell. Previously, S&P Dow Jones also had excluded companies with multiple share classes, such as Dell Technologies, from its indices, including the S&P 500, S&P MidCap 400, and S&P SmallCap 600, which together make up the S&P Composite 1500. In April 2023, S&P Dow Jones reversed this policy and announced that companies with multi-class capital structures will again be eligible for inclusion on its indices. We cannot be sure that such policy, or the policies of other indices, will not change further and make us ineligible for inclusion in the S&P Composite 1500, or other indices, in the future. After this rule change by the S&P Dow Jones, the Russell 2000 continues to have, and other indices may have, limitations on inclusion based on multiple share class structures.

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

Sales of a substantial number of shares of the Class C Common Stock in the public market, or the perception that these sales may occur, could adversely affect the market price of the Class C Common Stock, which could make it more difficult for investors to sell their shares of Class C Common Stock at a time and price that they consider appropriate. These sales, or the possibility that these sales may occur, also could impair our ability to sell equity securities in the future at a time and at a price we deem appropriate, and our ability to use Class C Common Stock as consideration for acquisitions of other businesses, investments, or other corporate purposes. As of March 18, 2024, we had a total of approximately 305 million shares of Class C Common Stock outstanding.

As of March 18, 2024, the 328,224,977 outstanding shares of Class A Common Stock held by the MD stockholders and the 80,311,277 outstanding shares of Class B Common Stock held by the SLP stockholders are convertible into shares of Class C Common Stock at any time on a one-to-one basis. Such shares, upon any conversion into shares of Class C Common Stock, will be eligible for resale in the public market pursuant to Rule 144 under the Securities Act of 1933 (the “Securities Act”), subject to compliance with conditions of Rule 144. From February 2, 2024 to March 18, 2024, the MD stockholders converted 25 million shares of Class A Common Stock and the SLP stockholders converted approximately 6 million shares of Class B Common Stock on a one-for-one basis into a total of approximately 31 million shares of Class C Common Stock.

As of March 18, 2024, we have entered into a registration rights agreement with holders of substantially all outstanding shares of Class A Common Stock (which are convertible into the same number of shares of Class C Common Stock), holders of all outstanding shares of Class B Common Stock (which are convertible into the same number of shares of Class C Common Stock), and holders of approximately 42 million outstanding shares of Class C Common Stock, pursuant to which we granted such holders and their permitted transferees shelf, demand and/or piggyback registration rights with respect to such shares (including the shares of Class C Common Stock into which the Class A Common Stock and the Class B Common Stock may be converted). Registration of those shares under the Securities Act would permit such holders to sell the shares into the public market.

As of February 2, 2024, 40,188,647 shares of Class C Common Stock that were issuable upon the exercise, vesting, or settlement of outstanding stock options, restricted stock units, or deferred stock units under our stock incentive plan, all of which would have been, upon issuance, eligible for sale in the public market, subject where applicable to compliance with Rule 144, and an additional 58,080,682 shares of Class C Common Stock were authorized and reserved for issuance pursuant to potential future awards under the stock incentive plan. We also may issue additional stock options in the future that may be exercised for additional shares of Class C Common Stock and additional restricted stock units or deferred stock units that may vest. We expect that all shares of Class C Common Stock issuable with respect to such awards will be registered under one or more registration statements on Form S-8 under the Securities Act and available for sale in the open market.

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

Further, as of March 18, 2024, the MD stockholders and the SLP stockholders collectively beneficially owned 63.1% of our outstanding common stock. This concentration of ownership together with the disparate voting rights of our common stock may delay or deter possible changes in control of Dell Technologies, which may reduce the value of an investment in the Class C Common Stock. So long as the MD stockholders and the SLP stockholders continue to own common stock representing a significant amount of the combined voting power of our outstanding common stock, even if such amount is, individually or in the aggregate, less than 50%, such stockholders will continue to be able to strongly influence our decisions.

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

We are a “controlled company” within the meaning of the rules of the New York Stock Exchange (the “NYSE”) because the MD stockholders hold common stock representing more than 50% of the voting power in the election of directors. As a result, holders of Class C Common Stock do not have the same protections afforded to stockholders of companies that are subject to all of the NYSE’s corporate governance requirements. Because we are a controlled company, we may elect not to comply with certain corporate governance requirements under NYSE rules, including the requirements that we have a board composed of a majority of “independent directors,” as defined under NYSE rules, and that we have a compensation committee and a nominating/corporate governance committee each composed entirely of independent directors. Although we currently maintain a board composed of a majority of independent directors and three standing committees of the board composed entirely of independent directors, we may decide in the future to change our board membership and committee composition so that the board is not composed of a majority of independent directors or one or more committees are not composed entirely of independent directors.

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

We may not continue to pay cash dividends or to pay cash dividends at the same rate as announced in March 2024.

Our payment of cash dividends, as well as the rate at which we pay dividends, is solely at the discretion of our Board of Directors. Further, dividend payments, if any, are subject to our financial results and the availability of statutory surplus to pay dividends. These factors could result in a change to our current dividend policy.

ITEM 1B — UNRESOLVED STAFF COMMENTS

None.

ITEM 1C — CYBERSECURITY

We face numerous cybersecurity threats that range from cyber-attacks common to most industries to attacks from more advanced and persistent threat actors that target large information technology companies with products and services operating in strategic sectors. We could be adversely affected by cybersecurity incidents affecting our systems or the systems of our suppliers and other third-party service providers. To address these threats, we expend considerable resources on cybersecurity risk management, strategy, and governance.

We assess, identify, and manage material cybersecurity risks in a number of ways. Our global security and resiliency organization, under the leadership of our Chief Security Officer (“CSO”), has established an internal governance structure to identify, assess, rate, and manage cybersecurity risks across the Company in an integrated manner. The security and resiliency organization advises each business unit and functional area on addressing cybersecurity risks and monitors initiatives to mitigate and manage such risks over time. Each business unit or functional area is responsible for managing risks and ensuring that security and resiliency policies and standards are implemented within the respective business unit or function. Compliance with our internal security and resiliency policies and standards is assessed by our internal audit team, which has a dedicated cybersecurity audit function.

Our security and resiliency organization includes a dedicated cybersecurity function led by our Chief Information Security Officer (“CISO”). As part of our cybersecurity function, the cybersecurity and intelligence response team (“CSIRT”) administers a program to monitor, detect, investigate, respond to, and escalate management of internal and external cybersecurity threats and incidents. The CSIRT provides threat intelligence information to our CSO, broader security and resiliency organization, and relevant business units and functional areas.

We also engage third parties in connection with our cybersecurity risk management processes, including cybersecurity consultants and auditors, to conduct evaluations of our security controls and provide certifications for industry-standard security frameworks, such as ISO27001 and PCI-DSS.

In addition to monitoring risks from threats to our own assets, we administer a third-party risk management program that endeavors to help identify and manage risks from cybersecurity threats arising from our suppliers and other service provider organizations. This program seeks to combine a methodology for risk ratings with targeted cybersecurity assessments, security-focused contractual requirements, and monitoring activities based on the risk profile of covered suppliers and service providers.

Our CSO reports to our General Counsel and has principal executive responsibility and oversight for the Company’s strategy, planning, and operations on the management of both physical and cybersecurity risk. Our CSO has extensive cybersecurity and program management experience and previously served in relevant leadership positions at another large multinational corporation and the U.S. Department of Defense. He is supported by our Chief Information Security Officer, who has extensive cybersecurity experience in both the private and public sectors, and a team of cybersecurity professionals with relevant and expansive educational and industry experience.

Cybersecurity risk management has been integrated into the Company’s overall enterprise risk management program (“ERM”) through the Company’s enterprise risk governing bodies, which are the Global Risk and Compliance Council (“GRCC”) and the Enterprise Risk Steering Committee (“ERSC”). Our CSO reports on cybersecurity risk to the GRCC and ERSC and also serves as a member of the ERSC. The CSO regularly meets with members of our executive leadership team to discuss cybersecurity risks, as well as related mitigation and remediation activities. In addition, information on cybersecurity risks is further integrated into our overall ERM through our central internal audit function, which incorporates such information in regular audits of our cybersecurity and data protection controls and processes.

Our Board of Directors oversees significant cybersecurity risks to the Company directly and through its Audit Committee. The Board of Directors meets with our CSO or his delegate annually to review significant cybersecurity risks as well as cybersecurity priorities and focus areas for the upcoming fiscal year. The Audit Committee meets with our CSO or his delegate quarterly to review significant cybersecurity incidents and risks, as well as progress made towards key cybersecurity initiatives and matters. The CSO may provide more frequent updates to the Board of Directors and Audit Committee if necessitated by a security incident or other developments. The Audit Committee reports regularly to our Board of Directors regarding the committee’s oversight of cybersecurity risk matters.

To date, no risks from cybersecurity threats, including as a result of any previous cybersecurity incident, have materially affected our business strategy, results of operations, or financial condition. Notwithstanding our investment in cybersecurity, we may not be successful in identifying a cybersecurity risk or preventing or mitigating a cybersecurity incident or product security vulnerability that could have a material adverse effect on our business, results of operations, or financial condition. For a discussion of cybersecurity risks affecting our business, see “Item 1A—Risk Factors—Risks Relating to Our Business and Our Industry.” Although we maintain cybersecurity insurance, the costs related to cybersecurity incidents may not be fully insured.

ITEM 2 — PROPERTIES

Our principal executive offices and global headquarters are located at One Dell Way, Round Rock, Texas.

As of February 2, 2024, as shown in the following table, we owned or leased 20.2 million square feet of office, manufacturing, and warehouse space worldwide:

	Owned	Leased

	(in millions)
U.S. facilities	8.1	1.0
International facilities	4.4	6.7
Total (a)	12.5	7.7
____________________
(a)    Includes 2.1 million square feet of subleased or vacant space.

As of February 2, 2024, our facilities consisted of business centers, which include facilities that contain operations for sales, technical support, administrative, and support functions; manufacturing operations; and research and development centers. For additional information about our facilities, including the location of certain facilities, see “Item 1 — Business — Manufacturing and Materials.”

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

In February 2024, the Company received a subpoena from the staff of the Enforcement Division of the Securities and Exchange Commission requesting documents and information with respect to transactions involving related persons primarily concerning use of corporate and other aircraft. We are fully cooperating with the SEC staff.

ITEM 4 — MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Class C Common Stock

Our Class C Common Stock is listed and traded on the New York Stock Exchange under the symbol “DELL.”

There is no public market for our Class A Common Stock or Class B Common Stock. No shares of our Class D Common Stock were outstanding as of February 2, 2024.

Holders

As of March 18, 2024, there were 3,854 holders of record of our Class C Common Stock, six holders of record of our Class A Common Stock, and five holders of record of our Class B Common Stock. The number of record holders does not include individuals or entities that beneficially own shares of any class of our common stock, but whose shares are held of record by a broker, bank, or other nominee.

Dividends

During Fiscal 2024, the Company paid the following quarterly dividends:

Declaration Date	Record Date	Payment Date	Dividend per Share	Amount (in millions)
March 2, 2023	April 25, 2023	May 5, 2023	$0.37	$270
June 16, 2023	July 25, 2023	August 4, 2023	$0.37	$268
September 28, 2023	October 24, 2023	November 3, 2023	$0.37	$266
December 5, 2023	January 23, 2024	February 2, 2024	$0.37	$261
____________________
(a)    During the fiscal year ended February 2, 2024, the Company also paid an immaterial amount of dividend equivalents on eligible vested equity awards which are not included above.

On February 29, 2024, the Company announced that the Board of Directors approved a 20% increase in the quarterly dividend to a rate of $0.445 per share per fiscal quarter beginning in the first quarter of the fiscal year ending January 31, 2025.

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

Sales of Unregistered Securities

During January 2024, the Company issued 218,182 shares of Class C Common Stock to a stockholder upon the conversion of the same number of shares of our Class A Common Stock held by and at the election of such stockholder. The issuance of the Class C Common Stock in this transaction was made in reliance on the exemption from registration under the Securities Act afforded by Section 3(a)(9) thereof. No commission or other remuneration was paid or given directly or indirectly for soliciting the exchange of these securities.

Purchases of Equity Securities

The following table presents information with respect to our purchases of Class C Common Stock during the fourth quarter of Fiscal 2024.

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

	(in millions, except per share amounts)
Repurchases from November 4, 2023 to December 1, 2023	3.0	$73.35	3.0	$5,020
Repurchases from December 2, 2023 to December 29, 2023	4.7	$71.73	4.7	$4,684
Repurchases from December 30, 2023 to February 2, 2024	3.5	$79.77	3.5	$4,407
Total	11.2		11.2

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

Effective as of October 5, 2023, the Company’s Board of Directors approved the repurchase of an additional $5 billion of shares of the Company’s Class C Common Stock under our stock repurchase program. Following the additional approval, the Company had approximately $5.7 billion in authorized amount remaining under the program.

Stock Performance Graph

Class C Common Stock

The following graph compares the cumulative total return on the Company’s Class C Common Stock for the period from February 1, 2019 through February 2, 2024 with the total return over the same period on the S&P 500 Index and the S&P 500 Information Technology Index. The graph assumes that $100 was invested on February 1, 2019 in the Class C Common Stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. The comparisons in the graph are based on historical data.

$400
$300
$200
$100
$0
2/1/2019
1/31/2020
1/29/2021
1/28/2022
2/3/2023
2/2/2024
Class C Common Stock
S&P 500
S&P 500 Information Technology Index

	February 1, 2019	January 31, 2020	January 29, 2021	January 28, 2022	February 3, 2023	February 2, 2024
Class C Common Stock	$100.00	$98.23	$146.81	$223.92	$173.63	$364.05
S&P 500 Index	$100.00	$121.54	$142.49	$172.39	$163.57	$199.26
S&P 500 Information Technology Index	$100.00	$145.18	$199.07	$245.09	$221.29	$327.10
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

ITEM 6 — [RESERVED]

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes included in this Annual Report on Form 10-K. This section of this Form 10-K generally discusses Fiscal 2024 and Fiscal 2023 items and presents year-to-year comparisons between Fiscal 2024 and Fiscal 2023 results. Discussion of Fiscal 2022 items and year-to-year comparisons between Fiscal 2023 and Fiscal 2022 results that are not included in this Form 10-K are presented in “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2023, as filed with the SEC on March 30, 2023, which is available free of charge on the SEC’s website at www.sec.gove and on our Investor Relations website at investors.delltechnologies.com.

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

Unless the context indicates otherwise, references in this management’s discussion and analysis to “we,” “us,” “our,” the “Company,” and “Dell Technologies” mean Dell Technologies Inc. and its consolidated subsidiaries, references to “Dell” mean Dell Inc. and Dell Inc.’s consolidated subsidiaries, and references to “EMC” mean EMC Corporation and EMC Corporation’s consolidated subsidiaries.

Our fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. We refer to our fiscal year ended February 2, 2024 as “Fiscal 2024” and our fiscal year ended February 3, 2023 as “Fiscal 2023.” Fiscal 2024 included 52 weeks and Fiscal 2023 included 53 weeks.

INTRODUCTION

Company Overview

Dell Technologies is a global technology company that provides customers with a broad and innovative solutions portfolio to help customers modernize their information technology (“IT”) infrastructure, address workforce transformation, and provide critical solutions that keep people and organizations connected. With our extensive portfolio and our commitment to innovation, we offer secure, integrated solutions that extend from the edge to the core to the cloud, and we are at the forefront of artificial intelligence (“AI”), software-defined, and cloud native infrastructure solutions. Our vision is to become the most essential technology partner. We intend to realize our vision as we execute our strategy to leverage our strengths to extend our leadership positions and capture new growth.

We are organized into two business units which are also our reportable segments: Infrastructure Solutions Group and Client Solutions Group.

•Infrastructure Solutions Group (“ISG”) — ISG includes our storage, server, and networking offerings. Our comprehensive storage portfolio includes modern and traditional storage solutions, including all-flash arrays, scale-out file, object platforms, hyper-converged infrastructure, and software-defined storage. Our server portfolio includes high-performance general-purpose and AI-optimized servers. Our networking portfolio includes wide area network infrastructure, data center and edge networking switches, and cables and optics. ISG also offers software, peripherals, and services, including consulting and support and deployment.

•Client Solutions Group (“CSG”) — CSG includes offerings designed for commercial and consumer customers. Our CSG portfolio includes branded PCs including notebooks, desktops, and workstations, branded peripherals, and third-party software and peripherals. CSG also includes services offerings, such as configuration, support and deployment, and extended warranties.

Our “other businesses” primarily consist of our resale of standalone offerings of VMware LLC (formerly “VMware, Inc.” and individually and together with its subsidiaries, “VMware”), referred to as “VMware Resale,” and offerings of SecureWorks Corp. (“Secureworks”). These businesses are not classified as reportable segments, either individually or collectively.

For further discussion regarding our current reportable segments, see “Item 1 Business”, “Results of Operations — Business Unit Results,” and Note 19 of the Notes to the Consolidated Financial Statements included in this report.

We offer customers choice in how they acquire our solutions including traditional purchasing and financing offerings provided by Dell Financial Services and its affiliates (“DFS”). We also offer flexible consumption models, including utility, subscription, and as-a-Service models. These offerings allow our customers to pay over time and provide them with operational and financial flexibility. For additional information about our financing arrangements, see Note 6 of the Notes to the Consolidated Financial Statements included in this report.

Business Trends and Challenges

Fiscal 2024 Significant Developments — During Fiscal 2024, certain significant developments impacted the environment in which we operate. Such developments, and their impact on our operations, were as follows:

•Macroeconomic uncertainty: Throughout the year, the effects of the evolving macroeconomic environment continued to impact industry-wide demand as customers were cautious and measured in their approach to IT spending, which affected our ISG and CSG net revenue performance.

•Advancements in artificial intelligence: Despite overall caution from our enterprise and large corporate customers, our ISG business benefited from increased demand for AI-optimized solutions as advancements in AI influenced customer spending behavior as organizations look to implement AI in their own operations. Demand for AI-optimized servers outpaced the supply of graphics processing units (“GPUs”) for these products, resulting in elevated backlog levels for such offerings as we exited the fiscal year.

•Supply chain: Notwithstanding the constraints in supply for GPUs, our supply chain operated efficiently during the year. We experienced a decline in component and logistics costs, which we refer to as input costs. Input costs decreased generally as a result of declines in demand leading to improving supply positions for certain limited-source components as well as reductions in both expedited shipments and overall rate costs in the freight network.

•Broadcom’s acquisition of VMware: On November 22, 2023, Broadcom, Inc., (“Broadcom”) completed its acquisition of VMware, leading to changes to our relationship with VMware described below. The changes affected our other businesses net revenue, most notably in the fourth quarter of the fiscal year.

Throughout the year, we remained focused on our key strategic priorities, building long-term value creation for our stakeholders, and addressing our customers’ needs while continuing to make prudent decisions in response to the environment. We balanced profitability and growth while executing disciplined pricing and navigating through competitive pricing pressures, which increased as the year progressed. Additionally, we continued to execute cost management measures, including limiting external hiring, employee reorganizations, and other actions to align our investments with our strategic priorities and customer needs. These actions resulted in a reduction in our overall headcount.

Despite continued near-term challenges, we expect the demand environment to improve in Fiscal 2025 which will enable us to achieve net revenue growth for the full fiscal year. We expect ISG net revenue to grow, driven by our AI-optimized servers, improving demand for our traditional servers, and a recovery in demand for our storage offerings. We expect CSG net revenue growth for the full fiscal year, driven in part by the anticipated PC refresh cycle in the latter part of Fiscal 2025. While we anticipate both ISG and CSG net revenue growth, we expect a continued reduction of our other businesses’ net revenue as a result of the change in our commercial relationship with VMware.

We expect input costs to increase during Fiscal 2025, principally driven by anticipated inflation for component costs as the year progresses. Further, we anticipate that the pricing environment will be more competitive in Fiscal 2025, which we began to observe during the second half of Fiscal 2024. Input cost trends are dependent on the strength or weakness of actual end-user demand and supply dynamics, which will continue to fluctuate and ultimately impact our costs, pricing, and operating results. We plan to mitigate the impact of these dynamics through continued disciplined cost management.

Throughout Fiscal 2025, we will continue to advance our own capabilities to change the way we work and make decisions, improve business outcomes and the customer experience, and reduce cost by leveraging new technology to streamline our own systems and optimize business processes. We believe our unique operating advantages provide a foundation to foster growth, drive efficiencies, and continue to position us for long-term success.

Relationship with VMware — On November 1, 2021, we completed our spin-off of VMware by means of a special stock dividend (the “VMware Spin-off”). In connection with and upon completion of the VMware Spin-off, we entered into the Commercial Framework Agreement (“CFA”) with VMware, which provided the framework under which we and VMware continued our commercial relationship. Pursuant to the CFA, we have acted as a distributor of VMware’s standalone products and services, purchased such products and services for resale to customers, and integrated VMware products and services with Dell Technologies’ offerings for sale to end-users.

On November 22, 2023, VMware was acquired by Broadcom. Following the acquisition, Broadcom announced changes to its go-to-market approach for VMware offerings which impacted our commercial relationship with VMware. In response to such changes, on January 25, 2024, under a provision of the CFA permitting us to terminate the agreement upon a change in control of VMware, we delivered notice of termination of the CFA to Broadcom under which the agreement will terminate on March 25, 2024.

The Company continues to integrate select VMware products and services with Dell Technologies’ offerings and sell them to end-users. The results of such offerings are reflected within CSG or ISG, depending upon the nature of the underlying offering sold.

VMware was a related party until the date of its acquisition by Broadcom. The acquisition terminated the preexisting related party relationship with VMware such that no related party relationship exists with either Broadcom or VMware as of the date of issuance of this report. For more information regarding the impact of the Broadcom acquisition of VMware and our related party transactions with VMware, see Note 20 of the Notes to the Consolidated Financial Statements included in this report.

ISG — We expect that ISG will continue to be impacted by the evolving nature of the IT infrastructure market and competitive environment. With our scale and strong solutions portfolio, we believe we are well-positioned to address the ongoing competitive dynamics and trends in technology and customer needs. Through our collaborative, customer-focused approach to innovation, we strive to deliver new and relevant solutions and software to our customers quickly and efficiently. We continue to focus on customer base expansion and the lifetime value of customer relationships.

We anticipate that ISG will continue to benefit from technology advances and customer interest in AI. Through our server and storage offerings, including our AI-optimized solutions, we are well positioned to capture growth and support our customers’ needs.

We expect that growth in data will continue to generate long-term demand for our storage solutions and services. Cloud native applications are expected to continue to be a key trend in the infrastructure market. We benefit from offering solutions that address software-defined storage, hyper-converged infrastructure, and modular solutions based on server-centric architectures. We continue to expand our offerings in external storage arrays, which incorporate flexible, cloud-based functionality. Our storage business is subject to seasonal trends, which may continue to impact ISG results.

CSG — We participate in all segments of the PC market but focus on commercial and high-end consumer computing devices, as we believe they represent the most stable and profitable markets. We anticipate that CSG will benefit from advances in AI in the long-term as customers will require PCs with the ability to run their complex AI workloads.

Competitive dynamics continue to be an important factor in our CSG business and continue to impact pricing and operating results. We remain committed to our long-term CSG strategy and will continue to make investments to innovate across the portfolio. We expect that the CSG demand environment will continue to be subject to seasonal trends.

Recurring Revenue and Consumption Models — We expect that our flexible consumption models will further strengthen our customer relationships and provide a foundation for growth in recurring revenue. We define recurring revenue as revenue recognized that is primarily related to hardware and software maintenance as well as operating leases, subscription, as-a-Service, and usage-based offerings.

Strategic Investments and Acquisitions — As part of our strategy, we will continue to evaluate opportunities for strategic investments through our venture capital investment arm, Dell Technologies Capital, with a focus on emerging technology areas that are relevant to our business. The technologies or products these companies have under development are typically in the early stages and may never have commercial value, which could result in a loss of a substantial part of our investment in the companies.

Foreign Currency Exposure — We manage our business on a U.S. dollar basis. However, we have a large global presence, generating approximately half of our net revenue from sales to customers outside of the United States during Fiscal 2024 and Fiscal 2023. As a result, our operating results can be, and particularly in recent periods have been, impacted by fluctuations in foreign currency exchange rates. We utilize a comprehensive hedging strategy intended to mitigate the impact of foreign currency volatility over time, and we adjust pricing when possible to further minimize foreign currency impacts.

Other Macroeconomic Risks and Uncertainties — The impacts of trade protection measures, including increases in tariffs and trade barriers, changes in government policies and international trade arrangements, geopolitical volatility (including ongoing military conflicts in Ukraine and the Middle East), and global macroeconomic conditions (including those in China), may affect our ability to conduct business in some non-U.S. markets. We monitor and seek to mitigate these risks with adjustments to our manufacturing, supply chain, and distribution networks.

NON-GAAP FINANCIAL MEASURES

In this management’s discussion and analysis, we use supplemental measures of our performance which are derived from our consolidated financial information but which are not presented in our consolidated financial statements prepared in accordance with GAAP. These non-GAAP financial measures include non-GAAP product net revenue; non-GAAP services net revenue; non-GAAP net revenue; non-GAAP product gross margin; non-GAAP services gross margin; non-GAAP gross margin; non-GAAP operating expenses; non-GAAP operating income; non-GAAP net income; non-GAAP earnings per share attributable to Dell Technologies, Inc. - diluted; free cash flow; and adjusted free cash flow. These non-GAAP financial measures are not meant to be considered as indicators of performance or liquidity in isolation from or as a substitute for gross margin, operating expenses, operating income, net income, diluted earnings per share, or cash flows from operating activities prepared in accordance with GAAP, and should be read only in conjunction with financial information presented on a GAAP basis.

We use non-GAAP financial measures to supplement financial information presented on a GAAP basis. Management uses these non-GAAP measures in financial planning and forecasting and when evaluating our financial results and operating trends and performance. We believe, when used supplementally with GAAP financial measures, these non-GAAP financial measures provide our investors with useful and transparent information to help them evaluate our results by facilitating an enhanced understanding of our results of operations and enabling them to make period to period comparisons. There are limitations to the use of the non-GAAP financial measures presented in this report. Our non-GAAP financial measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.

Non-GAAP product net revenue, non-GAAP services net revenue, non-GAAP net revenue, non-GAAP product gross margin, non-GAAP services gross margin, non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income, non-GAAP net income, and non-GAAP earnings per share attributable to Dell Technologies, Inc. - diluted, as defined by us, exclude amortization of intangible assets, the impact of purchase accounting, transaction-related expenses, stock-based compensation expense, other corporate expenses and, for non-GAAP net income and non-GAAP diluted earnings per share attributable to Dell Technologies, fair value adjustments on equity investments and an aggregate adjustment for income taxes. As the excluded items may have a material impact on our financial results, our management compensates for this limitation by relying primarily on our GAAP results and using non-GAAP financial measures supplementally or for projections when comparable GAAP financial measures are not available.

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

The following is a summary of the items excluded from the most comparable GAAP financial measures to calculate our non-GAAP financial measures.

•Amortization of Intangible Assets — Amortization of intangible assets primarily consists of amortization of customer relationships, developed technology, and trade names. In connection with our acquisition by merger of EMC, referred to as the “EMC merger transaction,” and the acquisition of Dell Inc. by Dell Technologies Inc., referred to as the “going-private transaction,” all of the tangible and intangible assets and liabilities of EMC and Dell Inc. and their consolidated subsidiaries, respectively, were accounted for and recognized at fair value on the transaction dates. Accordingly, for the periods presented, amortization of intangible assets primarily represents amortization associated with intangible assets recognized in connection with the EMC merger transaction and the going-private transaction. We exclude amortization charges for purchased intangible assets as they are significantly impacted by the timing and magnitude of our acquisitions, may vary in amount from period to period, and do not reflect current operating performance.

•Impact of Purchase Accounting — The impact of purchase accounting includes purchase accounting adjustments primarily related to the EMC merger transaction recorded under the acquisition method of accounting in accordance with the accounting guidance for business combinations. In accordance with such guidance, all of the assets and liabilities acquired were accounted for and recognized at fair value as of the transaction date, and the fair value adjustments continue to amortize over the estimated useful lives in the periods following the transaction. The fair value adjustments that are still amortizing primarily relate to property, plant, and equipment. We exclude the impact of purchase accounting as it is does not reflect our current operating performance and charges are significantly impacted by the timing and magnitude of our acquisitions and, as a result, may vary in amount from period to period.

~~•~~Transaction-Related (Income) Expenses — Transaction-related expenses typically consist of acquisition, integration, and divestiture related costs, and are expensed as incurred. During Fiscal 2022, this category also includes costs incurred in connection with the VMware Spin-off. These expenses primarily represent costs for legal, banking, consulting, and advisory services.  During Fiscal 2022, this category included $1.5 billion in debt extinguishment fees primarily associated with the early retirement of certain senior notes. From time to time, this category also may include transaction-related income related to divestitures of businesses or asset sales. During Fiscal 2022, we recognized a pre-tax gain of $4.0 billion on the sale of our Boomi business. We exclude transaction-related expenses because they are significantly impacted by the timing and magnitude of our acquisitions and divestitures and do not reflect current operating performance.

•Stock-based Compensation Expense — Stock-based compensation expense consists of equity awards granted based on the estimated fair value of those awards at grant date. To estimate the fair value of performance-based awards containing a market condition, we use the Monte Carlo valuation model. For other share-based awards, the fair value is generally based on the closing price of the Class C Common Stock as reported on the NYSE on the date of grant.  Although stock-based compensation is an important aspect of the compensation of our employees and executives, we exclude such expense because the fair value of the stock-based awards may fluctuate based on factors unrelated to the operating performance of the business and may bear little resemblance to the actual value realized upon the vesting or future exercise of the related stock-based awards.

•Other Corporate Expenses — Other corporate expenses consist primarily of impairment charges, severance expenses, incentive charges related to equity investments, facility action costs, and payroll taxes associated with stock-based compensation. During Fiscal 2024 and Fiscal 2023, we recognized $0.6 billion and $0.5 billion, respectively, of severance expense related to workforce reduction activities. Severance costs are primarily related to severance and benefits for employees terminated pursuant to cost savings initiatives. During Fiscal 2023, other corporate expenses includes $0.9 billion of net expense recognized within interest and other, net, in connection with an agreement to settle the Class V transaction litigation. See Note 12 of the Notes to the Consolidated Financial Statements included in this report for information about this matter. Although we may incur these types of expenses in the future, we exclude other corporate expenses as they can vary from period to period, are significantly impacted by the timing and nature of these events, and are not used by management in assessing operating performance of the business.

•Fair Value Adjustments on Equity Investments — Fair value adjustments on equity investments primarily consist of the gain (loss) on strategic investments, which includes recurring fair value adjustments of investments in publicly-traded companies, as well as those in privately-held companies, which are adjusted for observable price changes and any potential impairments. See Note 5 of the Notes to the Consolidated Financial Statements included in this report for additional information on our strategic investment activity. We exclude fair value adjustments on equity investments given the volatility in ongoing adjustments to the valuation of these strategic investments and because such adjustments are unrelated to the operating performance of our business.

•Aggregate Adjustment for Income Taxes — The aggregate adjustment for income taxes is the estimated combined income tax effect for the adjustments described above, as well as an adjustment for discrete tax items. We exclude these benefits or charges for purposes of calculating non-GAAP net income due to the variability in recognition of discrete tax items from period to period. The tax effects are determined based on the tax jurisdictions where the above items were incurred. See Note 13 of the Notes to the Consolidated Financial Statements included in this report for additional information about our income taxes. Beginning in Fiscal 2025, our non-GAAP income tax will be calculated using a fixed estimated annual tax rate which will be determined based on historical trends and projections for the current fiscal year. We may adjust our estimated annual tax rate during the fiscal year to take into account events that would significantly impact our income tax expense, including significant changes resulting from tax legislation, material changes in the geographic mix of revenue and expenses, changes to our corporate structure, and other significant events.

The following table presents a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP measure for the periods indicated:

	Fiscal Year Ended
	February 2, 2024	% Change	February 3, 2023	% Change	January 28, 2022

	(in millions, except percentages)
Product net revenue	$64,353	(19)%	$79,250	(1)%	$79,830
Non-GAAP adjustments:
Impact of purchase accounting	—		—		—
Non-GAAP product net revenue	$64,353	(19)%	$79,250	(1)%	$79,830

Services net revenue	$24,072	4%	$23,051	8%	$21,367
Non-GAAP adjustments:
Impact of purchase accounting	—		—		32
Non-GAAP services net revenue	$24,072	4%	$23,051	8%	$21,399

Net revenue	$88,425	(14)%	$102,301	1%	$101,197
Non-GAAP adjustments:
Impact of purchase accounting	—		—		32
Non-GAAP net revenue	$88,425	(14)%	$102,301	1%	$101,229

Product gross margin	$11,037	(17)%	$13,221	5%	$12,606
Non-GAAP adjustments:
Amortization of intangibles	331		414		598
Impact of purchase accounting	—		2		3
Stock-based compensation expense	51		52		48
Other corporate expenses	23		32		6
Non-GAAP product gross margin	$11,442	(17)%	$13,721	3%	$13,261

Services gross margin	$9,832	4%	$9,465	2%	$9,285
Non-GAAP adjustments:
Impact of purchase accounting	—		—		32
Stock-based compensation expense	98		100		85
Other corporate expenses	72		141		21
Non-GAAP services gross margin	$10,002	3%	$9,706	3%	$9,423

Gross margin	$20,869	(8)%	$22,686	4%	$21,891
Non-GAAP adjustments:
Amortization of intangibles	331		414		598
Impact of purchase accounting	—		2		35
Stock-based compensation expense	149		152		133
Other corporate expenses	95		173		27
Non-GAAP gross margin	$21,444	(8)%	$23,427	3%	$22,684

	Fiscal Year Ended
	February 2, 2024	% Change	February 3, 2023	% Change	January 28, 2022

	(in millions, except percentages)
Operating expenses	$15,658	(7)%	$16,915	(2)%	$17,232
Non-GAAP adjustments:
Amortization of intangibles	(488)		(556)		(1,043)
Impact of purchase accounting	(14)		(42)		(32)
Transaction-related expenses	(12)		(22)		(273)
Stock-based compensation expense	(729)		(779)		(675)
Other corporate expenses	(649)		(726)		(310)
Non-GAAP operating expenses	$13,766	(7)%	$14,790	(1)%	$14,899

Operating income	$5,211	(10)%	$5,771	24%	$4,659
Non-GAAP adjustments:
Amortization of intangibles	819		970		1,641
Impact of purchase accounting	14		44		67
Transaction-related expenses	12		22		273
Stock-based compensation expense	878		931		808
Other corporate expenses	744		899		337
Non-GAAP operating income	$7,678	(11)%	$8,637	11%	$7,785

Net income	$3,195	32%	$2,422	(51)%	$4,942
Non-GAAP adjustments:
Amortization of intangibles	819		970		1,641
Impact of purchase accounting	14		44		67
Transaction-related (income) expenses	49		(16)		(2,143)
Stock-based compensation expense	878		931		808
Other corporate expenses	744		1,812		337
Fair value adjustments on equity investments	(47)		206		(572)
Aggregate adjustment for income taxes	(407)		(642)		(156)
Non-GAAP net income	$5,245	(8)%	$5,727	16%	$4,924

	Fiscal Year Ended
	February 2, 2024	% Change	February 3, 2023	% Change	January 28, 2022

Earnings per share attributable to Dell Technologies, Inc. — diluted	$4.36	35%	$3.24	(48)%	$6.26
Non-GAAP adjustments:
Amortization of intangibles	1.11		1.29		2.07
Impact of purchase accounting	0.02		0.06		0.08
Transaction-related (income) expenses	0.07		(0.02)		(2.71)
Stock-based compensation expense	1.19		1.24		1.02
Other corporate expenses	1.01		2.41		0.43
Fair value adjustments on equity investments	(0.06)		0.27		(0.72)
Aggregate adjustment for income taxes	(0.55)		(0.86)		(0.20)
Total non-GAAP adjustments attributable to non-controlling interests	(0.02)		(0.02)		(0.01)
Non-GAAP earnings per share attributable to Dell Technologies, Inc. — diluted	$7.13	(6)%	$7.61	22%	$6.22

In addition to the above measures, we consider free cash flow and adjusted free cash flow to be liquidity measures that provide useful information to management and investors in part because we use these metrics in our long-term capital allocation framework. Further, we believe free cash flow and adjusted free cash flow are useful measures to management and investors because they reflect cash that we can use to, among other purposes, repurchase common stock, pay dividends on our common stock, invest in our business, pay down debt, and make strategic acquisitions.

As is the case with the non-GAAP measures presented above, users should consider the limitations of using free cash flow and adjusted free cash flow, including the fact that those measures do not provide a complete measure of our cash flows for any period. Free cash flow and adjusted free cash flow do not purport to be alternatives to cash flows from operating activities as a measure of liquidity. In particular, free cash flow and adjusted free cash flow are not intended to be a measure of cash flow available for management’s discretionary use, as these measures do not consider certain cash requirements, such as debt service requirements and other contractual commitments.

The following table presents a reconciliation of free cash flow and adjusted free cash flow to cash from operating activities for the periods indicated:

	Fiscal Year Ended
	February 2, 2024	% Change	February 3, 2023	% Change	January 28, 2022

	(in millions, except percentages)
Cash flow from operations	$8,676	143%	$3,565	(65)%	$10,307
Non-GAAP adjustments:
Capital expenditures and capitalized software development costs, net (a)	(2,753)		(2,993)		(2,755)
Free cash flow	$5,923	935%	$572	(92)%	$7,552

Free cash flow	$5,923	935%	$572	(92)%	$7,552
Non-GAAP adjustments:
DFS financing receivables (b)	(309)		461		241
DFS operating leases (c)	(7)		500		394
Adjusted free cash flow	$5,607	266%	$1,533	(81)%	$8,187
____________________
(a)    Capital expenditures and capitalized software development costs, net include proceeds from sales of facilities, land, and other assets.
(b)    DFS financing receivables represent the operating cash flow impact from the change in financing receivables.
(c)    DFS operating leases represent the change in net carrying value of equipment for DFS operating leases.

We exclude the cash flow impact of DFS financing receivables and operating leases from our adjusted free cash flow, as the initial funding at the time of origination is largely subsequently replaced with cash inflows from DFS debt, the majority of which is asset-backed.

RESULTS OF OPERATIONS

Consolidated Results

The following table summarizes our consolidated results for the periods indicated. Unless otherwise indicated, all changes identified for the current-period results represent comparisons to results for the prior corresponding fiscal period.

	Fiscal Year Ended
	February 2, 2024			February 3, 2023			January 28, 2022
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue

	(in millions, except percentages and per share amounts)
Net revenue:
Products	$64,353	72.8%	(19)%	$79,250	77.5%	(1)%	$79,830	78.9%
Services	24,072	27.2%	4%	23,051	22.5%	8%	21,367	21.1%
Total net revenue	$88,425	100.0%	(14)%	$102,301	100.0%	1%	$101,197	100.0%
Gross margin:
Products	$11,037	17.2%	(17)%	$13,221	16.7%	5%	$12,606	15.8%
Services	9,832	40.8%	4%	9,465	41.1%	2%	9,285	43.5%
Total gross margin	$20,869	23.6%	(8)%	$22,686	22.2%	4%	$21,891	21.6%
Operating expenses	$15,658	17.7%	(7)%	$16,915	16.6%	(2)%	$17,232	17.0%
Operating income	$5,211	5.9%	(10)%	$5,771	5.6%	24%	$4,659	4.6%
Net income	$3,195	3.6%	32%	$2,422	2.4%	(51)%	$4,942	4.9%
Earnings per share attributable to Dell Technologies — diluted	$4.36		35%	$3.24		(48)%	$6.26
Cash flow from operations	$8,676		143%	$3,565		(65)%	$10,307

Non-GAAP Financial Information
	Fiscal Year Ended
	February 2, 2024			February 3, 2023			January 28, 2022
	Dollars	% of Non-GAAP Net Revenue	% Change	Dollars	% of Non-GAAP Net Revenue	% Change	Dollars	% of Non-GAAP Net Revenue

	(in millions, except percentages and per share amounts)
Non-GAAP net revenue:
Products	$64,353	72.8%	(19)%	$79,250	77.5%	(1)%	$79,830	78.9%
Services	24,072	27.2%	4%	23,051	22.5%	8%	21,399	21.1%
Total non-GAAP net revenue	$88,425	100.0%	(14)%	$102,301	100.0%	1%	$101,229	100.0%
Non-GAAP gross margin:
Products	$11,442	17.8%	(17)%	$13,721	17.3%	3%	$13,261	16.6%
Services	10,002	41.6%	3%	9,706	42.1%	3%	9,423	44.0%
Total non-GAAP gross margin	$21,444	24.3%	(8)%	$23,427	22.9%	3%	$22,684	22.4%
Non-GAAP operating expenses	$13,766	15.6%	(7)%	$14,790	14.5%	(1)%	$14,899	14.7%
Non-GAAP operating income	$7,678	8.7%	(11)%	$8,637	8.4%	11%	$7,785	7.7%
Non-GAAP net income	$5,245	5.9%	(8)%	$5,727	5.6%	16%	$4,924	4.9%
Non-GAAP earnings per share attributable to Dell Technologies — diluted	$7.13		(6)%	$7.61		22%	$6.22
Free cash flow	$5,923		935%	$572		(92)%	$7,552
Adjusted free cash flow	$5,607		266%	$1,533		(81)%	$8,187

Non-GAAP product net revenue, non-GAAP services net revenue, non-GAAP net revenue, non-GAAP product gross margin, non-GAAP services gross margin, non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income, non-GAAP net income, non-GAAP diluted earnings per share attributable to Dell Technologies, free cash flow, and adjusted free cash flow are not measurements of financial performance prepared in accordance with GAAP. Non-GAAP financial measures as a percentage of revenue are calculated based on non-GAAP net revenue, where applicable. See “Non‑GAAP Financial Measures” for additional information about these non-GAAP financial measures, including our reasons for including these measures, material limitations with respect to the usefulness of the measures, and a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.

Overview

During Fiscal 2024, net revenue decreased by 14%, driven by declines in CSG net revenue and, to a lesser extent, ISG net revenue, which reflected the prolonged impact of global macroeconomic conditions on demand. The decline in CSG net revenue was primarily attributable to a decrease in units sold within both commercial and consumer offerings, partially offset by an increase in the average selling prices of our commercial offerings. ISG net revenue decreased as a result of a reduction in net revenue attributable to our servers and networking offerings and, to a lesser extent, our storage offerings.

Operating income and non-GAAP operating income decreased by 10% to $5.2 billion and 11% to $7.7 billion, respectively, during Fiscal 2024. The decline in operating income and non-GAAP operating income was driven by a decrease in ISG operating income and, to a lesser extent, CSG operating income, which both declined primarily as a result of a decrease in net revenue that outpaced the favorable impacts of a decline in input costs and cost management measures. The decline in ISG operating income was primarily attributable to decreases in our servers and networking offerings and, to a lesser extent, our storage offerings. The decline in CSG operating income was driven by decreases in both commercial and consumer offerings. The decline in operating income was partially offset by decreases in other corporate expenses and amortization of intangibles.

During Fiscal 2024, both operating income and non-GAAP operating income as a percentage of net revenue increased 30 basis points to 5.9% and 8.7%, respectively. These increases were due to an increase in gross margin as a percentage of net revenue, which was principally driven by a decline in input costs. The increase in operating income and non-GAAP operating income as a percentage of net revenue was offset by an increase in operating expense rate, principally within ISG, that was attributable to a decrease in net revenue which outpaced the impact of continued cost management measures.

Cash provided by operating activities was $8.7 billion during Fiscal 2024, and was primarily driven by profitability coupled with strong inventory management and cash collections performance. During Fiscal 2023, cash provided by operating activities was $3.6 billion, which primarily reflected profitability that was partially offset by the impact of working capital dynamics. See “Liquidity, Cash Requirements, and Market Conditions” for additional information about our cash flow metrics.

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

Net Revenue

During Fiscal 2024, net revenue decreased 14%, primarily driven by declines in CSG net revenue and, to a lesser extent, ISG net revenue. See “Business Unit Results” for further information.

•Product Net Revenue — Product net revenue includes revenue from the sale of hardware products and software licenses. During Fiscal 2024, product net revenue decreased 19%, due to declines in CSG product net revenue and, to a lesser extent, ISG product net revenue. CSG product net revenue decreased primarily as a result of a decline in units sold, which impacted both our commercial and consumer offerings. The decline in ISG product net revenue was primarily attributable to a decrease in product net revenue attributable to our servers and networking offerings driven by a decrease in units sold, and, to a lesser extent, a decline in our product net revenue attributable to storage offerings.

•Services Net Revenue — Services net revenue includes revenue from our services offerings and support services related to hardware products and software licenses. During Fiscal 2024, services net revenue increased 4%, driven primarily by growth within services net revenue attributable to CSG and other businesses. The increase in services net revenue attributable to CSG was driven primarily by third-party software support and maintenance and hardware support and maintenance. The increase in services net revenue attributable to other businesses was driven primarily by VMware software maintenance arrangements. See “Introduction” for additional information about the impact of Broadcom’s acquisition of VMware on our relationship with VMware.

A substantial portion of services net revenue is derived from offerings that have been deferred over a period of time, and, as a result, reported growth rates for services net revenue will be different than reported growth rates for product net revenue.

From a geographical perspective, net revenue decreased in the Americas, EMEA, and APJ during Fiscal 2024, most notably within APJ.

Gross Margin

During Fiscal 2024, gross margin and non-GAAP gross margin both decreased 8% to $20.9 billion and $21.4 billion, respectively. The declines were driven by decreases in both ISG and CSG gross margin that were primarily attributable to a decrease in net revenue, the effect of which was partially offset by lower input costs.

Both gross margin and non-GAAP gross margin percentage increased 140 basis points to 23.6% and 24.3%, respectively, during Fiscal 2024. The increases were primarily attributable to the impacts of an overall decline in input costs coupled with an increase in average selling price across many of our offerings as we continued to exercise disciplined pricing in an increasingly competitive environment.

•Product Gross Margin — During Fiscal 2024, product gross margin and non-GAAP product gross margin both decreased 17% to $11.0 billion and $11.4 billion, respectively. The decreases were primarily driven by declines in both ISG and CSG product gross margin, which were largely attributable to declines in product net revenue, partially offset by lower input costs.

During Fiscal 2024, product gross margin percentage and non-GAAP product gross margin percentage both increased 50 basis points to 17.2% and 17.8%, respectively, primarily due to an increase in CSG product gross margin percentage. CSG product gross margin percentage increased primarily as a result of the impacts of an overall decline in input costs coupled with an increase in average selling price across many of our product offerings.

•Services Gross Margin — During Fiscal 2024, services gross margin and non-GAAP services gross margin increased 4% to $9.8 billion and 3% to $10.0 billion, respectively. The increases were primarily attributable to growth within ISG services gross margin and, to a lesser extent, CSG services gross margin, that were driven by support and maintenance associated with products sold in prior periods.

During Fiscal 2024, services gross margin percentage decreased 30 basis points to 40.8% and non-GAAP services gross margin percentage decreased 50 basis points to 41.6%. The decreases were driven primarily by a shift in mix of services delivered.

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

The terms and conditions of our vendor rebate programs are largely based on product volumes and are generally negotiated either at the beginning of the annual or quarterly period, depending on the program. The timing and amount of vendor rebates and other discounts we receive under the programs may vary from period to period, reflecting changes in the competitive environment. We monitor our component costs and seek to address the effects of any changes to terms that might arise under our vendor rebate programs. Our gross margins for Fiscal 2024 were not materially affected by any changes to the terms of our vendor rebate programs, as the amounts we received under these programs were generally stable relative to our total net cost. We are not aware of any significant changes to our vendor rebate programs that will materially impact our results in the near term.

Operating Expenses

The following table presents information regarding our operating expenses for the periods indicated:

	Fiscal Year Ended
	February 2, 2024			February 3, 2023			January 28, 2022
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue

	(in millions, except percentages)
Operating expenses:
Selling, general, and administrative	$12,857	14.5%	(9)%	$14,136	13.9%	(4)%	$14,655	14.5%
Research and development	2,801	3.2%	1%	2,779	2.7%	8%	2,577	2.5%
Total operating expenses	$15,658	17.7%	(7)%	$16,915	16.6%	(2)%	$17,232	17.0%

	Fiscal Year Ended
	February 2, 2024			February 3, 2023			January 28, 2022
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue

	(in millions, except percentages)
Non-GAAP operating expenses	$13,766	15.6%	(7)%	$14,790	14.5%	(1)%	$14,899	14.7%

During Fiscal 2024, total operating expenses decreased 7%, due to a decline in selling, general, and administrative expenses.

•Selling, General, and Administrative — During Fiscal 2024, selling, general, and administrative (“SG&A”) expenses decreased 9%, driven by a decrease in employee compensation and benefits expense, principally due to a decline in overall headcount and, to a lesser extent, a decrease in advertising and outside services expense as a result of continued disciplined cost management.

•Research and Development — Research and development (“R&D”) expenses are primarily composed of personnel-related expenses incurred in connection with product development. R&D expenses increased 1% during Fiscal 2024, principally due to an increase in R&D-related employee compensation and benefits expense, partially offset by a decrease in outside services as a result of continued disciplined cost management.

As a percentage of net revenue, R&D expenses for Fiscal 2024 and Fiscal 2023 were 3.2% and 2.7%, respectively. The increases in R&D expenses as a percentage of net revenue were attributable to continued R&D investments as we support R&D initiatives to innovate and introduce new and enhanced solutions into the market.

During Fiscal 2024, non-GAAP operating expenses decreased 7%, principally due to continued disciplined cost management which resulted in a decline in employee compensation and benefits, outside services, and advertising expenses, among other items.

We continue to make strategic investments designed to enable growth, marketing, and R&D, while balancing our efforts to drive cost efficiencies in the business. We also expect to continue making investments in support of our own digital transformation which aims to streamline and optimize our business processes.

Operating Income

Operating income and non-GAAP operating income decreased by 10% to $5.2 billion and 11% to $7.7 billion, respectively, during Fiscal 2024. The decline in operating income and non-GAAP operating income was driven by a decrease in ISG operating income and, to a lesser extent, CSG operating income, which both declined primarily as a result of a decrease in net revenue that outpaced the favorable impacts of a decline in input costs and cost management measures. The decline in ISG operating income was primarily attributable to decreases in our servers and networking offerings and, to a lesser extent, our storage offerings. The decline in CSG operating income was driven by decreases in both commercial and consumer offerings. The decline in operating income was partially offset by decreases in other corporate expenses and amortization of intangibles.

During Fiscal 2024, both operating income and non-GAAP operating income as a percentage of net revenue increased 30 basis points to 5.9% and 8.7%, respectively. These increases were due to an increase in gross margin as a percentage of net revenue, which was principally driven by a decline in input costs. The increase in operating income and non-GAAP operating income as a percentage of net revenue was offset by an increase in operating expense rate, principally within ISG, that was attributable to a decrease in net revenue which outpaced the impact of continued cost management measures.

Interest and Other, Net

The following table presents information regarding interest and other, net for the periods indicated:

	Fiscal Year Ended
	February 2, 2024	February 3, 2023	January 28, 2022

	(in millions)
Interest and other, net:
Investment income, primarily interest	$305	$100	$42
Gain (loss) on investments, net	47	(206)	569
Interest expense	(1,501)	(1,222)	(1,542)
Foreign exchange	(199)	(265)	(221)
Gain on disposition of businesses and assets	—	—	3,968
Debt extinguishment gain (loss)	68	—	(1,572)
Legal settlement, net	—	(894)	—
Other	(44)	(59)	20
Total interest and other, net	$(1,324)	$(2,546)	$1,264

The change in interest and other, net was favorable, primarily as a result of $0.9 billion of expense recognized in Fiscal 2023 in connection with an agreement to settle the Class V transaction litigation, coupled with a gain on investments and an increase in investment income during Fiscal 2024. Favorable impacts within interest and other, net were partially offset by an increase in interest expense primarily associated with DFS securitization and structured financing programs. See Note 12 to the Notes to the Consolidated Financial Statements for additional information about the settlement of the Class V transaction litigation.

Income and Other Taxes

The following table presents information regarding our income and other taxes for the periods indicated:

	Fiscal Year Ended
	February 2, 2024	February 3, 2023	January 28, 2022

	(in millions, except percentages)
Income before income taxes	$3,887	$3,225	$5,923
Income tax expense	$692	$803	$981
Effective income tax rate	17.8%	24.9%	16.6%

For Fiscal 2024 and Fiscal 2023, our effective income tax rate was 17.8% and 24.9%, respectively. Changes related to our effective income tax rates for Fiscal 2024 as compared to Fiscal 2023 were primarily attributable to the tax impact of foreign operations and benefits from U.S. research and development tax credits. In addition, our effective tax rate for Fiscal 2023 included the impact of an expense recognized in connection with the agreement to settle the Class V transaction litigation described in Note 12 of the Notes to the Consolidated Financial Statements.

Our effective income tax rate can fluctuate depending on the geographic distribution of our worldwide earnings, as our foreign earnings are generally taxed at lower rates than in the United States. The differences between our effective income tax rates and the U.S. federal statutory rate of 21% principally result from the geographical distribution of income, differences between the book and tax treatment of certain items, and discrete tax items. In certain jurisdictions, our tax rate is significantly less than the applicable statutory rate as a result of tax holidays. The majority of our foreign income subject to these tax holidays is attributable to Singapore and China. A significant portion of these income tax benefits relates to a tax holiday that will be effective until January 31, 2029. Most of our other tax holidays will expire in whole or in part during Fiscal 2030 and Fiscal 2031. Many of these tax holidays and reduced tax rates may be extended when certain conditions are met or may be terminated early if certain conditions are not met or as a result of changes in tax legislation. As of February 2, 2024, we were not aware of any matters of non-compliance or enacted tax legislative changes affecting these tax holidays.

Many countries have enacted or are in the process of enacting laws based on the Pillar Two proposal relating to global minimum tax issued by the Organisation for Economic Co-operation and Development (“OECD”). While we expect our effective income tax rate and cash income tax payments could increase in future years as a result of the global minimum tax, we do not anticipate a material impact to our Fiscal 2025 consolidated results of operations. Our assessment could be affected by legislative guidance and future enactment of additional provisions within the Pillar Two framework, particularly in countries in which we have tax holidays and incentives. Our income tax benefit from tax holidays and incentives decreased the provision for income taxes by approximately $244 million ($0.33 per share) during Fiscal 2024.

For further discussion regarding tax matters, including the status of income tax audits, see Note 13 of the Notes to the Consolidated Financial Statements included in this report.

Net Income

During Fiscal 2024, net income increased 32% to $3.2 billion, driven primarily by a favorable change in interest and other, net, partially offset by a decline in operating income.

During Fiscal 2024, non-GAAP net income decreased 8% to $5.2 billion, driven by a decline in operating income, partially offset by a decline in income tax expense.

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

Infrastructure Solutions Group

The following table presents net revenue and operating income attributable to ISG for the periods indicated:

	Fiscal Year Ended
	February 2, 2024	% Change	February 3, 2023	% Change	January 28, 2022

	(in millions, except percentages)
Net revenue:
Servers and networking	$17,624	(14)%	$20,398	14%	$17,901
Storage	16,261	(9)%	17,958	9%	16,465
Total ISG net revenue	$33,885	(12)%	$38,356	12%	$34,366

Operating income:
ISG operating income	$4,286	(15)%	$5,045	35%	$3,736
% of segment net revenue	12.6%		13.2%		10.9%

Net Revenue — During Fiscal 2024, ISG net revenue decreased 12% driven primarily by servers and networking net revenue and, to a lesser extent, storage net revenue as global macroeconomic conditions continued to impact demand.

Revenue from sales of servers and networking decreased 14% during Fiscal 2024, driven by a decrease in units sold, the effect of which was partially offset by an increase in the average selling prices of our server offerings. The average selling price of our server offerings increased as a result of the impact of attached offerings and richer configurations.

During Fiscal 2024, storage net revenue decreased 9%, driven by a decline in net revenue across the majority of our storage offerings.

From a geographical perspective, net revenue attributable to ISG decreased in the Americas, EMEA, and APJ during Fiscal 2024.

Operating Income — During Fiscal 2024, ISG operating income as a percentage of net revenue decreased 60 basis points to 12.6%, principally due to an increase in operating expenses as a percentage of net revenue. Operating expenses as a percentage of net revenue increased as a result of a decline in revenue that outpaced the impact of continued cost management measures coupled with continued investment in research and development. The impact of an increase in operating expenses as a percentage of net revenue was partially offset by an overall decline in input costs coupled with an increase in average selling price.

Client Solutions Group

The following table presents net revenue and operating income attributable to CSG for the periods indicated:

	Fiscal Year Ended
	February 2, 2024	% Change	February 3, 2023	% Change	January 28, 2022

	(in millions, except percentages)
Net revenue:
Commercial	$39,814	(13)%	$45,556	—%	$45,576
Consumer	9,102	(28)%	12,657	(20)%	15,888
Total CSG net revenue	$48,916	(16)%	$58,213	(5)%	$61,464

Operating income:
CSG operating income	$3,512	(8)%	$3,824	(12)%	$4,365
% of segment net revenue	7.2%		6.6%		7.1%

Net Revenue — During Fiscal 2024, CSG net revenue decreased 16% driven by a decline in units sold as global macroeconomic conditions continued to impact demand.

Commercial net revenue decreased 13% during Fiscal 2024. The decline was primarily due to a decrease in units sold which was partially offset by the effect of an increase in the average selling prices of our commercial offerings. Average selling prices of our commercial offerings increased primarily as a result of richer configurations and the mix of offerings sold.

Consumer net revenue decreased 28% during Fiscal 2024, principally due to a decrease in units sold and, to a lesser extent, a decline in the average selling price of our consumer offerings.

From a geographical perspective, net revenue attributable to CSG decreased primarily in APJ and, to a lesser extent, in the Americas and EMEA during Fiscal 2024.

Operating Income — During Fiscal 2024, CSG operating income as a percentage of net revenue increased 60 basis points to 7.2%, primarily due to the impact of an overall decrease in input costs coupled with an increase in the average selling prices of our commercial offerings, as described above. The impact of these factors was partially offset by an increase in operating expenses as a percentage of net revenue, which increased as a result of a decline in CSG net revenue that outpaced the impact of continued cost management measures.

OTHER BALANCE SHEET ITEMS

Accounts Receivable

We sell products and services directly to customers and through a variety of sales channels, including retail distribution. Our accounts receivable, net, was $9.3 billion and $12.5 billion as of February 2, 2024 and February 3, 2023, respectively. The reduction in accounts receivable, net was driven primarily by a decline in net revenue coupled with strong collections. We maintain an allowance for expected credit losses to cover receivables that may be deemed uncollectible. The allowance for expected credit losses is an estimate based on an analysis of historical loss experience, current receivables aging, and management’s assessment of current conditions and its reasonable and supportable expectation of future conditions, as well as specific identifiable customer accounts that are deemed at risk. As of February 2, 2024 and February 3, 2023, the allowance for expected credit losses was $71 million and $78 million, respectively. Based on our assessment, we believe that we are adequately reserved for expected credit losses.

Dell Financial Services and Financing Receivables

We offer or arrange various financing options and services for our customers globally, including through captive financing operations. DFS originates, collects, and services customer receivables primarily related to the purchase of our product, software, and service solutions. We further strengthen customer relationships through flexible consumption models, including utility, subscription, and as-a-Service models, which enable our customers the option to pay over time to provide them with financial and operational flexibility. New financing originations were $8.4 billion, $9.7 billion, and $8.5 billion for Fiscal 2024, Fiscal 2023, and Fiscal 2022 respectively.

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

As of February 2, 2024 and February 3, 2023, our financing receivables, net were $10.5 billion and $10.9 billion, respectively. The decline in financing receivables was driven primarily by the sale of our U.S. consumer revolving customer financing receivables portfolio. See Note 6 of the Notes to the Consolidated Financial Statements included in this report for additional information about the sale.

We maintain an allowance to cover expected financing receivable credit losses and evaluate credit loss expectations based on our total portfolio. For both Fiscal 2024 and Fiscal 2023, the principal charge-off rate for our financing receivables portfolio was 0.5% and for Fiscal 2022 was 0.6%. The credit quality of our financing receivables has improved in recent years as the mix of high-quality commercial accounts in our portfolio has continued to increase. We continue to monitor broader economic indicators and their potential impact on future credit loss performance. We have an extensive process to manage our exposure to customer credit risk, including active management of credit lines and our collection activities. We also sell selected fixed-term financing receivables without recourse to unrelated third parties on a periodic basis, primarily to manage certain concentrations of customer credit exposure.  Based on our assessment of the customer financing receivables, we believe that we are adequately reserved.

We retain a residual interest in equipment leased under our lease programs. As of February 2, 2024 and February 3, 2023, the residual interest recorded as part of financing receivables was $157 million and $142 million, respectively. The amount of the residual interest is established at the inception of the lease based upon estimates of the value of the equipment at the end of the lease term using historical studies, industry data, and future value-at-risk demand valuation methods. On a quarterly basis, we assess the carrying amount of our recorded residual values for expected losses. Generally, expected losses as a result of residual value risk on equipment under lease are not considered to be significant primarily because of the existence of a secondary market with respect to the equipment. Further, the lease agreement defines applicable return conditions and remedies for non-compliance to ensure that the leased equipment will be in good operating condition upon return. No expected losses were recorded related to residual assets during Fiscal 2024 and Fiscal 2023.

As of February 2, 2024 and February 3, 2023, equipment under operating leases, net was $2.2 billion. We assess the carrying amount of the equipment under operating leases for impairment whenever events or circumstances may indicate that an impairment has occurred. No material impairment losses were recorded related to such equipment during Fiscal 2024, Fiscal 2023, and Fiscal 2022.

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

As part of our overall capital allocation strategy, we intend to return capital to our stockholders through both share repurchase programs and dividend payments and use the remaining available cash to drive growth and maintain our investment grade credit rating.

The following table presents our cash and cash equivalents as well as our available borrowings as of the dates indicated:

	February 2, 2024	February 3, 2023

	(in millions)
Cash and cash equivalents, and available borrowings:
Cash and cash equivalents	$7,366	$8,607
Remaining available borrowings under 2021 Revolving Credit Facility	5,999	5,999
Total cash and cash equivalents, and available borrowings	$13,365	$14,606

During Fiscal 2024, cash and cash equivalents decreased by $1.2 billion primarily due to the return of capital to our stockholders, capital expenditures, and the repayment of Senior Notes, the effect of which was partially offset by cash flows from operations.

As of February 2, 2024, our 2021 Revolving Credit Facility had a maximum capacity of $6.0 billion. Available borrowings under this facility are reduced by draws on the facility and outstanding letters of credit. As of February 2, 2024, there were no borrowings outstanding under the facility and remaining available borrowings totaled approximately $6.0 billion. The 2021 Revolving Credit Facility also acts as a backstop to provide liquidity support for our commercial paper program.

We maintain a commercial paper program under which we may issue unsecured notes in a maximum aggregate face amount of $5.0 billion outstanding at any time, with maturities up to 397 days from the date of issue. As of February 2, 2024, we had no outstanding borrowings under the program.

We may regularly use our available borrowings from the 2021 Revolving Credit Facility and issuances under the commercial paper program on a short-term basis for general corporate purposes. See the following discussion for additional information about our debt.

Debt

The following table presents our outstanding debt as of the dates indicated:

	February 2, 2024	Change	February 3, 2023

	(in millions)
Core debt
Senior Notes	$15,607	$(2,693)	$18,300
Legacy Notes and Debentures	952	—	952
DFS allocated debt	(1,640)	(444)	(1,196)
Total core debt	14,919	(3,137)	18,056
DFS related debt
DFS debt	9,492	(798)	10,290
DFS allocated debt	1,640	444	1,196
Total DFS related debt	11,132	(354)	11,486
Other	171	(154)	325
Total debt, principal amount	26,222	(3,645)	29,867
Carrying value adjustments	(228)	51	(279)
Total debt, carrying value	$25,994	$(3,594)	$29,588

The outstanding principal amount of our debt decreased $3.6 billion to $26.2 billion as of February 2, 2024, driven primarily by the prepayment of $2.7 billion principal amount of Senior Notes and a reduction in DFS debt which was principally attributable to the prepayment and termination of our U.S. securitization facility for consumer revolving loans.

Subsequent to the close of Fiscal 2024, we issued $1.0 billion aggregate principal amount of 5.40% Senior Notes due 2034. We intend to use the net proceeds of the issuance to prepay a portion of our outstanding 6.02% Senior Notes due 2026.

We define core debt as the total principal amount of our debt, less DFS related debt and other debt. Our core debt was $14.9 billion and $18.1 billion as of February 2, 2024 and February 3, 2023, respectively. See Note 8 of the Notes to the Consolidated Financial Statements included in this report for additional information about our debt.

DFS related debt primarily represents debt from our securitization and structured financing programs. Our risk of loss under these programs is limited to transferred lease and loan payments and associated equipment, as the credit holders have no recourse to Dell Technologies.

To fund expansion of the DFS business, we balance the use of the securitization and structured financing programs with other sources of liquidity. We approximate the amount of our core debt used to fund the DFS business by applying a 7:1 debt-to-equity ratio to the sum of our financing receivables balance and equipment under operating leases, net. The debt-to-equity ratio is based on the underlying credit quality of the assets. See Note 6 of the Notes to the Consolidated Financial Statements included in this report for additional information about our DFS debt.

We believe we will continue to be able to make our debt principal and interest payments, including payment of short-term maturities, from existing and expected sources of cash, primarily from operating cash flows. Cash used for debt principal and interest payments may include short-term borrowings under our commercial paper program, our revolving credit facility, or other borrowings. Under our variable-rate debt, we could experience variations in our future interest expense from potential fluctuations in applicable reference rates, or from possible fluctuations in the level of DFS debt required to meet future demand for customer financing.

At our sole discretion, we may purchase, redeem, prepay, refinance, or otherwise retire any amount of our outstanding indebtedness under the terms of such indebtedness at any time and from time to time, in open market or negotiated transactions with the holders of such indebtedness or otherwise, as we consider appropriate in light of market conditions and other relevant factors.

Cash Flows

The following table presents a summary of our Consolidated Statements of Cash Flows for the periods indicated:

	Fiscal Year Ended
	February 2, 2024	February 3, 2023	January 28, 2022

	(in millions)
Net change in cash from:
Operating activities	$8,676	$3,565	$10,307
Investing activities	(2,783)	(3,024)	1,306
Financing activities	(7,094)	(1,625)	(16,609)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(186)	(104)	(106)
Change in cash, cash equivalents, and restricted cash	$(1,387)	$(1,188)	$(5,102)

Operating Activities — Cash provided by operating activities was $8.7 billion during Fiscal 2024, and was primarily driven by profitability coupled with strong inventory management and cash collections performance. Cash provided by operating activities also reflected the impact of the $0.9 billion net payment to settle the Class V transaction litigation and $0.4 billion in proceeds from the sale of our U.S. consumer revolving customer receivables portfolio. During Fiscal 2023, cash provided by operating activities was $3.6 billion, which primarily reflected profitability that was partially offset by the impact of working capital dynamics.

Investing Activities — Investing activities primarily consist of cash used to fund capital expenditures for property, plant, and equipment inclusive of equipment under DFS operating leases and equipment used to support our as-a-Service offerings, which we refer to collectively as assets in a customer contract. Additional activities include capitalized software development costs, acquisitions and divestitures, and the maturities, sales, and purchases of investments. Cash used in investing activities was $2.8 billion and $3.0 billion during Fiscal 2024 and Fiscal 2023, respectively, and was primarily applied to capital expenditures.

Financing Activities — Financing activities primarily consist of the proceeds and repayments of debt and return of capital to our stockholders. Cash used in financing activities was $7.1 billion during Fiscal 2024 and primarily consisted of principal repayments of our Senior Notes, repurchases of common stock, inclusive of payments to settle employee tax withholdings on stock-based compensation, and the payment of quarterly dividends. During Fiscal 2023, cash used in financing activities was $1.6 billion and primarily consisted of repurchases of common stock, inclusive of payments to settle employee tax withholdings on stock-based compensation, and the payment of quarterly dividends.

DFS Cash Flow Impacts — DFS offerings are initially funded through cash on hand at the time of origination, most of which is subsequently replaced with asset-backed financing. For DFS offerings that qualify as sales-type leases, the initial funding of financing receivables is reflected as an impact to cash flows from operations and is largely subsequently offset by cash proceeds from financing. For operating leases, the initial funding is classified as a capital expenditure and reflected as cash flows used in investing activities. DFS new financing originations were $8.4 billion, $9.7 billion, and $8.5 billion during Fiscal 2024, Fiscal 2023, and Fiscal 2022 respectively. As of February 2, 2024, the Company had $10.5 billion of total net financing receivables and $2.2 billion of equipment under operating leases, net.

Supply Chain Finance Program — We maintain a Supply Chain Finance Program (the "SCF Program”) that enables eligible suppliers to sell receivables due from us to a third-party financial institution at the suppliers’ sole discretion. The SCF Program does not impact our liquidity, as payments by us to participating suppliers are remitted to the financial institution on the original invoice due date. Further, we negotiate payment terms with our suppliers regardless of their decision to participate in the SCF Program. Payments made under the SCF Program are included in cash flows from operating activities on the Consolidated Statements of Cash Flows. See Note 21 of the Notes to the Consolidated Financial Statements included in this report for more information regarding the SCF Program.

Material Capital Commitments and Cash Requirements

The Company’s material capital commitments include the following:

Capital Expenditures — We spent $2.8 billion and $3.0 billion during Fiscal 2024 and Fiscal 2023, respectively, on property, plant, and equipment and capitalized software development costs. Of total expenditures incurred, funding of assets in a customer contract totaled $1.2 billion and $1.5 billion during Fiscal 2024 and Fiscal 2023, respectively. Product demand, product mix, the use of contract manufacturers, and ongoing investments in operating and information technology infrastructure influence the level and prioritization of our capital expenditures.

Repurchases of Common Stock — Effective as of September 23, 2021, our Board of Directors approved a stock repurchase program with no fixed expiration date under which we are authorized to repurchase up to $5.0 billion of shares of our Class C Common Stock. Effective as of October 5, 2023, the Company’s Board of Directors approved the repurchase of an additional $5.0 billion of shares of the Class C Common Stock with no fixed expiration date. Following the additional approval, the Company had approximately $5.7 billion in cumulative authorized amount remaining under the stock repurchase program.

During Fiscal 2024, the Company repurchased approximately 34 million shares of Class C Common Stock for a total purchase price of approximately $2.1 billion. During Fiscal 2023, the Company repurchased approximately 62 million shares of Class C Common Stock for a total purchase price of approximately $2.8 billion.

Dividend Payments — During Fiscal 2024 and Fiscal 2023, the Company paid $1.1 billion and $1.0 billion, respectively, in dividends and dividend equivalents at a rate of $0.37 per share per fiscal quarter and $0.33 per share per fiscal quarter, respectively.

On February 29, 2024, subsequent to the close of Fiscal 2024, we announced that the Board of Directors approved a 20% increase in the dividend rate to $0.445 per share per fiscal quarter beginning in the first quarter of Fiscal 2025.

Additionally, the Company’s material cash requirements include the following contractual obligations:

Debt — Our expected principal cash payments on borrowings are exclusive of discounts and premiums. As of February 2, 2024, the Company had outstanding debt for an aggregate principal amount of $26.2 billion, with $7.0 billion payable within 12 months. Included within the aggregate principal amount was $16.7 billion of outstanding long-term notes with varying maturities, with $1.1 billion payable within 12 months, and $9.5 billion of DFS debt, with $5.9 billion payable within 12 months.

As of February 2, 2024, future interest payments associated with outstanding debt were $7.4 billion, with $1.2 billion payable within 12 months. Included within total future interest payments is $6.9 billion of payments related to outstanding long-term notes, with $0.9 billion payable within 12 months, and $0.5 billion of payments related to our DFS debt, with $0.3 billion payable within 12 months.

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

As of February 2, 2024, the Company had purchase obligations of $5.0 billion, with $4.4 billion payable within 12 months.

Operating Leases — We lease property and equipment, manufacturing facilities, and office space under non-cancelable leases. Certain of these leases obligate us to pay taxes, maintenance, and repair costs. As of February 2, 2024, the Company had operating lease obligations of $0.9 billion, with $0.3 billion payable within 12 months. See Note 7 of the Notes to the Consolidated Financial Statements included in this report for additional information about our leasing transactions in which we are the lessee.

Tax Obligations — Tax obligations represent a one-time mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries. As of February 2, 2024, the balance of tax obligations was $108 million, with $48 million payable within 12 months. Excluded from the amounts above are $1.3 billion in additional liabilities associated with uncertain tax positions as of February 2, 2024. We are unable to reliably estimate the expected payment dates for any liabilities for uncertain tax positions. See Note 13 of the Notes to the Consolidated Financial Statements included in this report for more information regarding these tax matters.

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

Summarized Guarantor Financial Information

Dell International L.L.C. and EMC Corporation (the “Issuers”), both of which are wholly-owned subsidiaries of Dell Technologies Inc., completed private offerings of multiple series of senior secured notes issued on June 1, 2016, March 20, 2019, and April 9, 2020 (the “Senior Secured Notes”). The Senior Secured Notes became unsecured obligations following the release of the collateral securing such Senior Secured Notes during Fiscal 2022. On December 13, 2021, the Issuers completed a private offering of senior unsecured notes (together with the Senior Secured Notes, the “Unregistered Senior Notes”).

In June 2021 and September 2023, the Issuers completed exchange offers in which they issued $18.4 billion and $2.1 billion, respectively, in aggregate principal amount of registered senior notes under the Securities Act of 1933 (the “Exchange Notes”) in exchange for the same principal amount and substantially identical terms of the Senior Notes.

On January 24, 2023, the Issuers completed a public offering of unsecured senior notes (together with the Exchange Notes, the “Senior Notes”) in the aggregate principal amount of $2.0 billion. The unsecured senior notes were sold pursuant to a shelf registration statement.

Guarantees — The Senior Notes are guaranteed on a joint and several unsecured basis by Dell Technologies Inc. and its wholly-owned subsidiaries, Denali Intermediate, Inc. and Dell Inc. (collectively, the “Guarantors”).

Basis of Preparation of the Summarized Financial Information — The tables below are summarized financial information provided in conformity with Rule 13-01 of the SEC’s Regulation S-X. The summarized financial information of the Issuers and Guarantors (collectively, the “Obligor Group”) is presented on a combined basis, excluding intercompany balances and transactions between entities in the Obligor Group. The Obligor Group’s investment balances in Non-Obligor Subsidiaries have been excluded. The Obligor Group’s amounts due from, amounts due to, and transactions with Non-Obligor Subsidiaries have been presented separately. The Obligor Group’s transactions with VMware LLC (formerly “VMware, Inc.” and individually and together with its subsidiaries, “VMware”) and its consolidated subsidiaries (the “Related Party”) have been presented separately through November 21, 2023, the date immediately prior to Broadcom, Inc.’s acquisition of VMware, effective upon which the related party relationship terminated.

The following table presents summarized results of operations information for the Obligor Group for the period indicated:

Fiscal Year Ended
February 2, 2024
(in millions)
Net revenue (a)	$9,198
Gross margin (b)	4,029
Operating income	983
Interest and other, net (c)	(3,739)
Loss before income taxes	$(2,756)
Net loss attributable to Obligor Group	$(2,055)
____________________
(a)    Includes net revenue from products and services sold to Non-Obligor Subsidiaries of $850 million and $121 million, respectively.
(b)    Includes cost of net revenue from the resale of solutions purchased from Non-Obligor Subsidiaries for the fiscal year and from the Related Party through November 21, 2023, of $948 million and $298 million, respectively. Includes cost of net revenue from shared services provided by Non-Obligor Subsidiaries of $570 million.
(c)    Includes interest expense on intercompany loan payables of $2,172 million and other expenses from services provided by Non-Obligor Subsidiaries of $87 million.

The following table presents summarized balance sheet information for the Obligor Group as of the dates indicated:

	February 2, 2024	February 3, 2023

	(in millions)
ASSETS
Current assets	$2,631	$2,972
Intercompany receivables	281	595
Due from related party, net	—	312
Short-term intercompany loan receivables	92	227
Total current assets	3,004	4,106
Due from related party, net	—	440
Goodwill and intangible assets	14,447	14,818
Other non-current assets	3,437	3,009
Total assets	$20,888	$22,373
LIABILITIES
Current liabilities	$5,255	$6,611
Due to related party	—	110
Total current liabilities	5,255	6,721
Long-term debt	15,353	17,996
Intercompany loan payables	41,617	38,896
Other non-current liabilities	3,473	3,891
Total liabilities	$65,698	$67,504

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

Revenue Recognition — We sell a wide portfolio of products and services offerings to our customers. Our agreements have varying terms and conditions depending on the goods and services being sold, the rights and obligations conveyed, and the legal jurisdiction of the arrangement. While most of our agreements have standard terms and conditions, more complex agreements may contain nonstandard terms and conditions. There are significant judgments in interpreting agreements to determine the appropriate accounting for nonstandard terms and conditions.

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

For transactions that involve a third party, the Company evaluates whether it is acting as the principal or the agent in the transaction. This determination requires significant judgment and impacts the amount and timing of revenue recognized. If the Company determines that it controls a good or service before it is transferred to the customer, the Company is acting as the principal and recognizes revenue at the gross amount of consideration it is entitled to from the customer. Indicators that the Company controls a good or service before transferring to a customer include, but are not limited to, the Company being the primary obligor to the customer, establishing its own pricing, and having inventory and credit risks.

Goodwill and Indefinite-Lived Intangible Assets Impairment Assessments — Goodwill and indefinite-lived intangible assets are tested for impairment annually during the third fiscal quarter and whenever events or circumstances may indicate that an impairment has occurred.

To determine whether goodwill is impaired, we first assess certain qualitative factors. Qualitative factors that may be assessed include, but are not limited to, macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, or other relevant company-specific events. Based on this assessment, if it is determined to be more likely than not that the fair value of a goodwill reporting unit is less than its carrying amount, we perform a quantitative analysis of the goodwill impairment test. Alternatively, we may bypass the qualitative assessment and perform a quantitative impairment test.

Significant judgment is exercised in the identification of goodwill reporting units, assignment of assets and liabilities to goodwill reporting units, assignment of goodwill to reporting units, and determination of the fair value of each goodwill reporting unit. The fair value of each of our goodwill reporting units is generally estimated using a combination of public company multiples and discounted cash flow methodologies, which is then compared to the carrying value of each goodwill reporting unit. The discounted cash flow and public company multiples methodologies require significant judgment, including estimation of future revenues, gross margins, and operating expenses, which are dependent on internal forecasts, current and anticipated economic conditions and trends, selection of market multiples through assessment of the reporting unit’s performance relative to peer competitors, the estimation of the long-term revenue growth rate and discount rate of our business, and the determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the fair value of the goodwill reporting unit, potentially resulting in a non-cash impairment charge.

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

For our annual impairment test during the third fiscal quarter of Fiscal 2024, during which the Company elected to quantitatively test the Infrastructure Solutions Group and Client Solutions Group reporting units, we determined that the fair value of each of these reporting units substantially exceeded its carrying amount. For more information about our goodwill and intangible assets, see Note 10 of the Notes to the Consolidated Financial Statements included in this report.

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

Legal and Other Contingencies — The outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. An estimated loss from a loss contingency such as a legal proceeding or claim is accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. In determining whether a loss should be accrued, we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Significant judgment is required in determining whether a loss should be accrued, and changes in these factors could materially impact our Consolidated Financial Statements.

Inventories — We state our inventory at the lower of cost or net realizable value. We record a write-down for inventories of components and products, including third-party products held for resale, which have become obsolete or are in excess of anticipated demand or net realizable value. We perform a detailed review of inventory each fiscal quarter that considers multiple factors, including demand forecasts, product life cycle status, product development plans, current sales levels, product pricing, and component cost trends. The industries in which we compete are subject to demand changes. If future demand or market conditions for our products are less favorable than forecasted, or if unforeseen technological changes negatively impact the utility of component inventory, we may be required to record additional write-downs, which would adversely affect our gross margin.

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

Foreign Currency Risk

During Fiscal 2024, the principal foreign currencies in which Dell Technologies transacted business were the Euro, Chinese Renminbi, Japanese Yen, British Pound, Canadian Dollar, and Australian Dollar. The objective of Dell Technologies in managing its exposures to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations associated with foreign currency exchange rate changes on earnings and cash flows. Accordingly, Dell Technologies utilizes foreign currency option contracts and forward contracts to hedge its exposure on forecasted transactions and firm commitments for certain currencies. Dell Technologies monitors its foreign currency exchange exposures to ensure the overall effectiveness of its foreign currency hedge positions. However, there can be no assurance that the foreign currency hedging activities will continue to substantially offset the impact of fluctuations in currency exchange rates on Dell Technologies’ results of operations and financial position in the future.

Based on the outstanding foreign currency hedge instruments of Dell Technologies, which include designated and non-designated instruments, there was a maximum potential one-day loss in fair value at a 95% confidence level of approximately $15 million as of February 2, 2024, and $37 million as of February 3, 2023, using a Value-at-Risk (“VAR”) model. By using market implied rates and incorporating volatility and correlation among the currencies of a portfolio, the VAR model simulates 10,000 randomly generated market prices and calculates the difference between the fifth percentile and the average as the Value-at-Risk. The VAR model is a risk estimation tool and is not intended to represent actual losses in fair value that could be incurred. Additionally, as Dell Technologies utilizes foreign currency instruments for hedging forecasted and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure.

Interest Rate Risk

Dell Technologies is primarily exposed to interest rate risk related to its variable-rate debt portfolio and fixed-rate debt which has been converted to variable-rate debt through the use of derivative instruments. As of February 2, 2024, interest rate risk exposure is related to DFS borrowings.

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

As of February 2, 2024, borrowings exposed to interest rate fluctuations were $3.3 billion, relative to total borrowings of $26.0 billion, and accrued interest at an annual rate between 2.45% and 6.88%. Based on this debt outstanding as of February 2, 2024, a 100 basis point increase in interest rates would have resulted in an increase of approximately $33 million in annual interest expense.

By comparison, as of February 3, 2023, borrowings exposed to interest rate fluctuations were $5 billion relative to total borrowings of $29.6 billion, and accrued interest at an annual rate between 2.49% and 6.58%. Based on this debt outstanding as of February 3, 2023, a 100 basis point increase in interest rates would have resulted in an increase of approximately $50 million in annual interest expense.

For more information about our debt and use of derivative instruments, see Note 6, Note 8, and Note 9 of the Notes to the Consolidated Financial Statements included in this report.

Transition from LIBOR to Alternative Reference Rates — The ICE Benchmark Administration Limited, the administrator of LIBOR, ceased publication for the one-week and two-month USD LIBOR settings on December 31, 2021, and began phasing out the remaining USD LIBOR settings on July 1, 2023. We have completed our transition of impacted contracts linked to LIBOR to alternative reference rates.

Equity Price Risk

Strategic Investments — Our strategic investments include early-stage, privately-held companies that are considered to be in the start-up or development stages and are inherently risky. The technologies or products these companies have under development are typically in the early stages and may never materialize, which could result in a loss of a substantial part of our initial investment in the companies. We record these investments at cost, less impairment, adjusted for observable price changes. The evaluation is based on information provided by these companies, which are not subject to the same disclosure obligations as U.S. publicly-traded companies, and as such, the basis for these evaluations is subject to the timing and accuracy of the data provided. As of both February 2, 2024 and February 3, 2023, we held strategic investments in non-marketable securities of $1.3 billion.

See Note 5 of the Notes to the Consolidated Financial Statements included in this report for additional information.

ITEM 8 — FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Dell Technologies Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial position of Dell Technologies Inc. and its subsidiaries (the “Company”) as of February 2, 2024 and February 3, 2023, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended February 2, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of February 2, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 2, 2024 and February 3, 2023, and the results of its operations and its cash flows for each of the three years in the period ended February 2, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition - Identification of Performance Obligations in Revenue Contracts

As described in Notes 2 and 19 to the consolidated financial statements, the Company’s contracts with customers often include the promise to transfer multiple goods and services to a customer. Distinct promises within a contract are referred to as performance obligations and are accounted for as separate units of account. Management assesses whether each promised good or service is distinct for the purpose of identifying the performance obligations in the contract. This assessment involves subjective determinations and requires management to make judgments about the individual promised goods or services and whether such goods or services are separable from the other aspects of the contractual relationship. The Company’s performance obligations include various distinct goods and services such as hardware, software licenses, support and maintenance agreements, and other service offerings and solutions. For the year ended February 2, 2024, a significant portion of the $33.9 billion Infrastructure Solutions Group (“ISG”) reportable segment net revenues relate to contracts with multiple performance obligations.

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
March 25, 2024

We have served as the Company’s auditor since 1986.

DELL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in millions)

	February 2, 2024	February 3, 2023
ASSETS
Current assets:
Cash and cash equivalents	$7,366	$8,607
Accounts receivable, net of allowance of $71 and $78	9,343	12,482
Due from related party, net	—	378
Short-term financing receivables, net of allowance of $79 and $142 (Note 6)	4,643	5,281
Inventories	3,622	4,776
Other current assets	10,973	10,827
Total current assets	35,947	42,351
Property, plant, and equipment, net	6,432	6,209
Long-term investments	1,316	1,518
Long-term financing receivables, net of allowance of $91 and $59 (Note 6)	5,877	5,638
Goodwill	19,700	19,676
Intangible assets, net	5,701	6,468
Due from related party, net	—	440
Other non-current assets	7,116	7,311
Total assets	$82,089	$89,611
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$6,982	$6,573
Accounts payable	19,389	18,598
Due to related party	—	2,067
Accrued and other	6,805	8,874
Short-term deferred revenue	15,318	15,542
Total current liabilities	48,494	51,654
Long-term debt	19,012	23,015
Long-term deferred revenue	13,827	14,744
Other non-current liabilities	3,065	3,223
Total liabilities	$84,398	$92,636
Commitments and contingencies (Note 12)
Stockholders’ equity (deficit):
Common stock and capital in excess of $0.01 par value (Note 15)	$8,926	$8,424
Treasury stock at cost	(5,900)	(3,813)
Accumulated deficit	(4,630)	(6,732)
Accumulated other comprehensive loss	(800)	(1,001)
Total Dell Technologies Inc. stockholders’ equity (deficit)	(2,404)	(3,122)
Non-controlling interests	95	97
Total stockholders’ equity (deficit)	(2,309)	(3,025)
Total liabilities and stockholders’ equity	$82,089	$89,611

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	Fiscal Year Ended
	February 2, 2024	February 3, 2023	January 28, 2022
Net revenue:
Products	$64,353	$79,250	$79,830
Services	24,072	23,051	21,367
Total net revenue	88,425	102,301	101,197
Cost of net revenue (a):
Products	53,316	66,029	67,224
Services	14,240	13,586	12,082
Total cost of net revenue	67,556	79,615	79,306
Gross margin	20,869	22,686	21,891
Operating expenses:
Selling, general, and administrative	12,857	14,136	14,655
Research and development	2,801	2,779	2,577
Total operating expenses	15,658	16,915	17,232
Operating income	5,211	5,771	4,659
Interest and other, net	(1,324)	(2,546)	1,264
Income before income taxes	3,887	3,225	5,923
Income tax expense	692	803	981
Net income	3,195	2,422	4,942
Income from discontinued operations, net of income taxes (Note 3)	—	—	765
Net income	3,195	2,422	5,707
Less: Net loss attributable to non-controlling interests	(16)	(20)	(6)
Less: Net income attributable to non-controlling interests of discontinued operations	—	—	150
Net income attributable to Dell Technologies Inc.	$3,211	$2,442	$5,563

Earnings per share attributable to Dell Technologies Inc. — basic:
Continuing operations	$4.46	$3.33	$6.49
Discontinued operations	$—	$—	$0.81

Earnings per share attributable to Dell Technologies Inc. — diluted:
Continuing operations	$4.36	$3.24	$6.26
Discontinued operations	$—	$—	$0.76

(a) Includes related party cost of net revenue as follows (Note 20):
Products	$1,010	$1,634	$1,577
Services	$2,810	$3,065	$2,487

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Fiscal Year Ended
	February 2, 2024	February 3, 2023	January 28, 2022
Net income	$3,195	$2,422	$5,707

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(8)	(222)	(385)
Cash flow hedges:
Change in unrealized gains	85	354	374
Reclassification adjustment for net (gains) losses included in net income	107	(705)	(158)
Net change in cash flow hedges	192	(351)	216
Pension and other postretirement plans:
Recognition of actuarial net gains from pension and other postretirement plans	15	1	37
Reclassification adjustments for net losses from pension and other postretirement plans	2	1	7
Net change in actuarial net gains from pension and other postretirement plans	17	2	44

Total other comprehensive income (loss), net of tax expense (benefit) of $15, $(17), and $30, respectively	201	(571)	(125)
Comprehensive income, net of tax	3,396	1,851	5,582
Less: Net income (loss) attributable to non-controlling interests	(16)	(20)	144
Less: Other comprehensive loss attributable to non-controlling interests	—	(1)	—
Comprehensive income attributable to Dell Technologies Inc.	$3,412	$1,872	$5,438

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, continued on next page)

	Fiscal Year Ended
	February 2, 2024	February 3, 2023	January 28, 2022
Cash flows from operating activities:
Net income	$3,195	$2,422	$5,707
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,303	3,156	4,551
Stock-based compensation expense	878	931	1,622
Deferred income taxes	(91)	(717)	(365)
Other, net (a)	609	961	(3,130)
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	2,977	113	(2,193)
Financing receivables	309	(461)	(241)
Inventories	975	875	(2,514)
Other assets and liabilities	(1,470)	973	(1,948)
Due from/to related party, net	(652)	649	479
Accounts payable	(335)	(8,546)	5,742
Deferred revenue	(1,022)	3,209	2,597
Change in cash from operating activities	8,676	3,565	10,307
Cash flows from investing activities:
Purchases of investments	(172)	(108)	(414)
Maturities and sales of investments	226	116	513
Capital expenditures and capitalized software development costs	(2,756)	(3,003)	(2,796)
Acquisition of businesses and assets, net	(126)	(70)	(16)
Divestitures of businesses, net	—	—	3,957
Other	45	41	62
Change in cash from investing activities	(2,783)	(3,024)	1,306
Cash flows from financing activities:
Dividends paid by VMware, Inc. to non-controlling interests	—	—	(2,240)
Proceeds from the issuance of common stock	10	5	334
Repurchases of common stock	(2,080)	(2,883)	(1,496)
Repurchases of common stock for employee tax withholdings	(372)	(398)	(342)
Net transfer of cash, cash equivalents, and restricted cash to VMware, Inc.	—	—	(5,052)
Payments of dividends and dividend equivalents	(1,072)	(964)	—
Proceeds from debt	7,775	12,479	20,425
Repayments of debt	(11,246)	(9,825)	(26,723)
Debt-related costs and other, net	(109)	(39)	(1,515)
Change in cash from financing activities	(7,094)	(1,625)	(16,609)
____________________
(a)    During the fiscal year ended January 28, 2022, other, net, includes $4.0 billion pre-tax gain on the sale of Boomi.
The accompanying notes are an integral part of these Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued; in millions)

	Fiscal Year Ended
	February 2, 2024	February 3, 2023	January 28, 2022
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(186)	(104)	(106)
Change in cash, cash equivalents, and restricted cash	(1,387)	(1,188)	(5,102)
Cash, cash equivalents, and restricted cash at beginning of the period	8,894	10,082	15,184
Cash, cash equivalents, and restricted cash at end of the period	$7,507	$8,894	$10,082
Income tax paid	$1,379	$1,208	$1,257
Interest paid	$1,438	$1,169	$1,825

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
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

DELL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(continued; in millions, except per share amounts)

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

DELL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(continued; in millions, except per share amounts)

	Common Stock and Capital in Excess of Par Value		Treasury Stock
	Issued Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Dell Technologies Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Stockholders’ Equity (Deficit)
Balances as of February 3, 2023	798	$8,424	82	$(3,813)	$(6,732)	$(1,001)	$(3,122)	$97	$(3,025)
Net income (loss)	—	—	—	—	3,211	—	3,211	(16)	3,195
Dividends and dividend equivalents declared ($1.48 per common share)	—	—	—	—	(1,109)	—	(1,109)	—	(1,109)
Foreign currency translation adjustments	—	—	—	—	—	(8)	(8)	—	(8)
Cash flow hedges, net change	—	—	—	—	—	192	192	—	192
Pension and other post-retirement	—	—	—	—	—	17	17	—	17
Issuance of common stock, net of shares repurchased for employee tax withholding	23	(356)	—	—	—	—	(356)	—	(356)
Stock-based compensation expense	—	843	—	—	—	—	843	35	878
Treasury stock repurchases	—	—	34	(2,087)	—	—	(2,087)	—	(2,087)
Impact from equity transactions of non-controlling interests	—	15	—	—	—	—	15	(21)	(6)
Balances as of February 2, 2024	821	$8,926	116	$(5,900)	$(4,630)	$(800)	$(2,404)	$95	$(2,309)

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — OVERVIEW AND BASIS OF PRESENTATION

Dell Technologies is a leading global end-to-end technology provider that designs, develops, manufactures, markets, sells, and supports a wide range of comprehensive and integrated solutions, products, and services. Dell Technologies offerings include servers and networking, storage, cloud solutions, desktops, notebooks, services, software, branded peripherals, and third-party software and peripherals. References in these Notes to the Consolidated Financial Statements to the “Company” or “Dell Technologies” mean Dell Technologies Inc. individually and together with its consolidated subsidiaries.

Basis of Presentation — These Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The Company’s fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. The fiscal years ended February 2, 2024 and January 28, 2022 were 52-week periods. The fiscal year ended February 3, 2023 was a 53-week period.

Spin-Off of VMware, Inc. — On November 1, 2021, the Company completed its spin-off of VMware LLC (formerly VMware, Inc. and individually and together with its consolidated subsidiaries, “VMware”) by means of a special stock dividend (the “VMware Spin-off”). In accordance with applicable accounting guidance, the results of VMware, excluding Dell Technologies' resale of VMware offerings, are presented as discontinued operations in the Consolidated Statements of Income and, as such, have been excluded from both continuing operations and segment results for the fiscal year ended January 28, 2022. The Consolidated Statements of Cash Flows are presented on a consolidated basis for both continuing operations and discontinued operations for the fiscal year ended January 28, 2022. See Note 3, Note 19, and Note 20 of the Notes to the Consolidated Financial Statements for additional information about the VMware Spin-off and recent developments in the Company’s relationship with VMware.

Boomi Divestiture — On October 1, 2021, Dell Technologies completed the sale of Boomi, Inc. (“Boomi”) and certain related assets. At the completion of the sale, the Company received total cash consideration of approximately $4.0 billion, resulting in a pre-tax gain on sale of $4.0 billion recognized in interest and other, net on the Consolidated Statements of Income. The Company ultimately recorded a $3.0 billion gain, net of $1.0 billion in tax expense. Prior to the divestiture, Boomi’s operating results were included within other businesses. The divestiture did not qualify for presentation as a discontinued operation.

Secureworks — As of February 2, 2024 and February 3, 2023, the Company held approximately 81.0% and 82.6%, respectively, of the outstanding equity interest in SecureWorks Corp. (“Secureworks”). The portion of the results of operations of Secureworks allocable to its other owners is shown as net loss attributable to non-controlling interests in the Consolidated Statements of Income, as an adjustment to net income attributable to Dell Technologies stockholders. The non-controlling interests’ share of equity in Secureworks is reflected as non-controlling interests in the Consolidated Statements of Financial Position and was $95 million and $97 million as of February 2, 2024 and February 3, 2023, respectively.

Other Events — On July 12, 2023, the Company entered into a definitive agreement with Comenity Capital Bank, a subsidiary of Bread Financial Holdings, Inc. (“Bread”), to establish a new consumer revolving financing program, operated as the “Dell Pay Credit” program, under which transactions are originated, owned, serviced, and collected by Bread. Under the agreement, the Company also agreed to sell its U.S. consumer revolving customer receivables portfolio. On October 4, 2023, the parties closed the sale for total cash consideration of approximately $390 million and the Company recognized an immaterial gain within the Consolidated Statements of Income. Upon completion of the sale, the Company derecognized transferred receivables, net of $380 million from the Consolidated Statements of Financial Position. The Company has no continuing involvement with these receivables, which are serviced by Bread. See Note 6 of the Notes to the Consolidated Financial Statements for more information.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — These Consolidated Financial Statements include the accounts of Dell Technologies and its wholly-owned subsidiaries, as well as the accounts of Secureworks, which, as indicated in Note 1 of the Notes to the Consolidated Financial Statements, is majority-owned by Dell Technologies, and VMware through the date of the VMware Spin-off. All intercompany transactions have been eliminated.

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

Cash and Cash Equivalents — All highly liquid investments with original maturities of 90 days or less at date of purchase are reported at fair value and are considered to be cash equivalents. Credit card receivables are classified as either cash and cash equivalents or receivables depending on the nature of the payment terms.

Investments — The Company has strategic investments in equity and other securities as well as investments in fixed-income debt securities. All equity and other securities and long-term fixed income debt securities are recorded as long-term investments in the Consolidated Statements of Financial Position. Short-term fixed income debt securities are recorded as other current assets in the Consolidated Statements of Financial Position.

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

Allowance for Expected Credit Losses on Accounts Receivable — The Company recognizes an allowance for losses on accounts receivable in an amount equal to the current expected credit losses. The estimation of the allowance is based on an analysis of historical loss experience, current receivables aging, and management’s assessment of current conditions and reasonable and supportable expectation of future conditions, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. The Company assesses collectibility by pooling receivables where similar characteristics exist and evaluates receivables individually when specific customer balances no longer share those risk characteristics and are considered at risk or uncollectible. The expense associated with the allowance for expected credit losses is recognized in selling, general, and administrative expenses.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

All other leases that do not meet the definition of a sales-type lease or direct financing lease are classified as operating leases. The underlying asset in an operating lease arrangement is carried at depreciated cost as “Assets in a customer contract” within Property, plant, and equipment, net on the Consolidated Statements of Financial Position. Depreciation is calculated using the straight-line method over the term of the underlying lease contract and is recognized as cost of net revenue. The depreciable basis is the original cost of the equipment less the estimated residual value of the equipment at the end of the lease term. The residual value is based upon estimates of the value of the equipment at the end of the lease term using historical studies, industry data, and future value-at-risk demand valuation methods. The Company recognizes operating lease income to product revenue generally on a straight-line basis over the lease term and expenses deferred initial direct costs on the same basis. The Company recognizes variable lease income to product revenue generally as earned. Impairment of assets in a customer contract is assessed on the same basis as other long-lived assets.

Accounting for Fixed-Term Loans — For fixed-term loans, the Company may recognize profit up-front upon commencement or over time depending on the product or service offering. Amounts due from the customer under the loan agreement are recognized as financing receivables on the Consolidated Statements of Financial Position. The Company generally recognizes interest income to product revenue based on the effective interest method and expenses deferred initial direct costs on a straight-line basis over the loan term.

Financing Receivables — Financing receivables are presented net of allowance for losses and consist of customer receivables and residual interest. Gross customer receivables include amounts due from customers under revolving loans, fixed-term loans, fixed-term sales-type or direct financing leases, and accrued interest. The Company has two portfolios, consisting of (i) fixed-term leases and loans and (ii) revolving loans, and assesses risk at the portfolio level to determine the appropriate allowance levels. The portfolio segments are further segregated into classes based on products, customer type, and credit risk evaluation. Fixed-term leases and loans are offered to qualified small and medium-sized businesses, large commercial accounts, governmental organizations, and educational entities. Fixed-term loans are also offered to qualified individual consumers. Revolving loans offered under a private label credit financing program, referred to as Dell Business Credit (“DBC”), are primarily offered to small and medium-sized business customers.

The Company retains a residual interest in equipment leased under its fixed-term lease programs. The amount of the residual interest is established at the inception of the lease based upon estimates of the value of the equipment at the end of the lease term using historical studies, industry data, and future value-at-risk demand valuation methods.

Allowance for Financing Receivables Losses — The Company recognizes an allowance for financing receivables losses, including both the lease receivable and unguaranteed residual, in an amount equal to the expected losses net of recoveries. The allowance for financing receivables losses on the lease receivable is determined based on various factors, including lifetime expected losses determined using macroeconomic forecast assumptions and management judgments applicable to and through the expected life of the portfolios as well as past due receivables, receivable type, and customer risk profile. Both fixed and revolving financing receivables loss rates are affected by macroeconomic conditions, including the level of gross domestic product (“GDP”) growth, the level of commercial capital equipment investment, unemployment rates, and the credit quality of the borrower.

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

Inventories — The Company generally records inventory on the Consolidated Statements of Financial Position when legal title and risk of loss have passed to the Company for items that are held for sale in the ordinary course of business, that are in process of production for sale, or that will be consumed in the production of goods or services that will be held for sale. Inventories are stated at the lower of cost or net realizable value, with cost being determined on a first-in, first-out basis. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in the newly established cost basis.

Property, Plant, and Equipment — Property, plant, and equipment are carried at depreciated cost. Depreciation is determined using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term, as applicable. The estimated useful lives of the Company’s property, plant, and equipment are generally as follows:

Estimated Useful Life
Computer and other equipment	3-5 years
Assets in a customer contract	Term of underlying lease contract
Buildings and building improvements	10-30 years or term of underlying land lease
Leasehold improvements	5 years or contract term
Internal use software	5 years

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

As of February 2, 2024 and February 3, 2023, capitalized software development costs were $646 million and $673 million, respectively, and are included in other non-current assets, net in the accompanying Consolidated Statements of Financial Position. Amortization expense for the fiscal years ended February 2, 2024, February 3, 2023, and January 28, 2022 was $416 million, $317 million, and $263 million, respectively.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Local currency transactions of international subsidiaries that have the U.S. Dollar as their functional currency are remeasured into U.S. Dollars using the current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets and liabilities. Gains and losses from remeasurement of monetary assets and liabilities are included in interest and other, net on the Consolidated Statements of Income. See Note 21 of the Notes to the Consolidated Financial Statements for amounts recognized from remeasurement during the periods presented.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Principal versus Agent — For transactions that involve a third party, the Company evaluates whether it is acting as the principal or the agent in the transaction. This determination requires significant judgment and impacts the amount and timing of revenue recognized. If the Company determines that it controls a good or service before it is transferred to the customer, the Company is acting as the principal and recognizes revenue at the gross amount of consideration it is entitled to from the customer. Indicators that the Company controls a good or service before transferring it to a customer include, but are not limited to, the Company being the primary obligor to the customer, establishing its own pricing, and having inventory and credit risks. Conversely, if the Company determines that it does not control the good or service before it is transferred to the customer, the Company is acting as an agent in the transaction. As an agent, the Company is arranging for the good or service to be provided by another party and recognizes revenue at the net amount of consideration retained.

Disaggregation of Revenue — The Company’s revenue is presented on a disaggregated basis on the Consolidated Statements of Income and in Note 19 of the Notes to the Consolidated Financial Statements based on an evaluation of disclosures outside of the financial statements, information regularly reviewed by the chief operating decision maker for evaluating the financial performance of operating segments, and other information that is used to evaluate the Company’s financial performance and make resource allocations. This information includes revenue from products and services, revenue from reportable segments, and revenue by major product categories within the segments.

Contract Assets — Contract assets are rights to consideration in exchange for goods or services that the Company has transferred to a customer when such a right is conditional on something other than the passage of time. Such amounts are immaterial as of February 2, 2024 and February 3, 2023.

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

Deferred Costs — Deferred costs primarily consist of costs incurred to fulfill revenue-generating contracts mainly associated with VMware Resale offerings discussed in Note 19 and Note 20 of the Notes to the Consolidated Financial Statements and third-party software support and maintenance offerings. Deferred costs are included with other current assets and other non-current assets on the Consolidated Statements of Financial Position. The Company defers and subsequently amortizes these charges on a straight-line basis over the life of the contract or the average contract duration to obtain the appropriate expense recognition timing.

Costs to Obtain a Contract — The Company capitalizes incremental direct costs to obtain a contract, primarily sales commissions and employer taxes related to commission payments, if the costs are deemed to be recoverable. The Company has elected, as a practical expedient, to expense as incurred costs to obtain a contract equal to or less than one year in duration. Capitalized costs are deferred and amortized over the period of contract performance or the estimated life of the customer relationship, if renewals are expected, and are typically amortized over an average period of one to five years. Amortization expense is recognized on a straight-line basis and included in selling, general, and administrative expenses in the Consolidated Statements of Income.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company periodically reviews these deferred costs to determine whether events or changes in circumstances have occurred that could impact the carrying value or period of benefit of the deferred sales commissions. There were no material impairment losses for deferred costs to obtain a contract during the fiscal years ended February 2, 2024, February 3, 2023, and January 28, 2022.

Deferred costs to obtain a contract as of February 2, 2024 and February 3, 2023 were $674 million and $726 million, respectively. Deferred costs to obtain a contract are classified as current assets and other non-current assets on the Consolidated Statements of Financial Position, based on when the expense is expected to be recognized. Amortization of costs to obtain a contract during the fiscal years ended February 2, 2024, February 3, 2023, and January 28, 2022 was $383 million, $390 million, and $380 million, respectively.

Standard Warranty Liabilities — The Company records warranty liabilities for estimated costs of fulfilling its obligations under standard limited hardware and software warranties at the time of sale. The liabilities for standard warranties are included in accrued and other and in other non-current liabilities in the Consolidated Statements of Financial Position. The specific warranty terms and conditions vary depending upon the product sold and the country in which the Company does business, but generally include technical support, parts, and labor over a period ranging from one to three years. Factors that affect the Company’s warranty liabilities include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation. The anticipated rate of warranty claims is the primary estimate used in determining the warranty liability and is relatively predictable using historical experience of failure rates. The average remaining aggregate warranty period of the covered installed base is approximately 17 months, repair parts are generally already in stock or available at pre-determined prices, and labor rates are generally arranged at preestablished amounts with service providers. If actual results differ from the estimates, the Company revises its estimated warranty liability. Each quarter, the Company reevaluates its estimates to assess the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Consideration Received from Vendors — The Company may receive consideration from vendors in the normal course of business. Certain of these funds received as consideration are rebates of purchase price paid and others are related to reimbursement of costs incurred by the Company to sell the vendor’s products. The Company recognizes a reduction of cost of goods sold if the funds are determined to be a reduction of the price of the vendor’s products. If the consideration is a reimbursement of costs incurred by the Company to sell or develop the vendor’s products, the consideration is classified as a reduction of such costs, most often operating expenses, in the Consolidated Statements of Income. In order to be recognized as a reduction of operating expenses, the reimbursement must be for a specific, incremental, and identifiable cost incurred by the Company in selling the vendor’s products or services.

Loss Contingencies — The Company is subject to the possibility of various losses arising in the ordinary course of business. In determining loss contingencies, the Company considers the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as the Company’s ability to reasonably estimate the amount of loss. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information available to determine whether such accruals should be adjusted and whether new accruals are required.

Shipping Costs — The Company’s shipping and handling costs are included in cost of net revenue in the Consolidated Statements of Income.

Selling, General, and Administrative — Selling expenses include items such as sales salaries and commissions, marketing and advertising costs, and contractor services. Advertising costs are expensed as incurred in selling, general, and administrative expenses in the Consolidated Statements of Income. For the fiscal years ended February 2, 2024, February 3, 2023, and January 28, 2022, advertising expenses were $0.9 billion, $1.1 billion, and $1.3 billion, respectively. General and administrative expenses include items for the Company’s administrative functions, such as finance, legal, human resources, and information technology support. These functions include costs for items such as salaries and benefits and other personnel-related costs, maintenance and supplies, outside services, intangible asset amortization, and depreciation expense.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Research and Development — Research and development (“R&D”) costs are primarily expensed as incurred. As noted in Capitalized Software Development Costs in this Note, qualifying software development costs are capitalized and amortized over time. R&D costs include salaries and benefits and other personnel-related costs associated with product development. Also included in R&D expenses are infrastructure costs, which consist of equipment and material costs, facilities-related costs, and depreciation expense.

Income Taxes — The Company calculates a provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes. Deferred tax assets and liabilities are recorded using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company accounts for the tax impact of including Global Intangible Low-Taxed Income (GILTI) in U.S. taxable income as a period cost. The Company provides valuation allowances for deferred tax assets, where appropriate. In assessing the need for a valuation allowance, the Company considers all available evidence for each jurisdiction, including past operating results, estimates of future taxable income, and the feasibility of ongoing tax planning strategies. In the event the Company determines that all or part of the net deferred tax assets are not realizable in the future, the Company will make an adjustment to the valuation allowance that will be charged to earnings in the period in which such a determination is made.

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

Recently Issued Accounting Pronouncements

Segment Reporting — In November 2023, the Financial Accounting Standards Board (“FASB”) issued guidance to improve disclosures about a public entity’s reportable segments by requiring disclosure of additional information about a reportable segment’s expenses on an annual and interim basis. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2023, with early adoption permitted. Upon adoption, the guidance is required to be applied retrospectively to all prior periods presented in the financial statements. Adoption of this new guidance will result in increased disclosures in the Notes to the Consolidated Financial Statements.

Income Taxes — In December 2023, the FASB issued guidance which requires companies to provide disaggregated income tax disclosures within the income tax rate reconciliation and income taxes paid. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2024, with early adoption permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. Adoption of this new guidance will result in increased disclosures in the Notes to the Consolidated Financial Statements.

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

In connection with and upon completion of the VMware Spin-off, Dell Technologies and VMware entered into various agreements that provided a framework for the relationship between the companies after the transaction, including, among others, a commercial framework agreement, a tax matters agreement, and a transition services agreement.

The Commercial Framework Agreement (“CFA”) provided a framework under which the Company and VMware continued their commercial relationship after the transaction, particularly with respect to projects mutually agreed by the parties as having the potential to accelerate the growth of an industry, product, service, or platform that may provide one or both companies with a strategic market opportunity.

On November 22, 2023, VMware was acquired by Broadcom, Inc. (“Broadcom”). Following the acquisition, Broadcom announced changes to its go-to-market approach for VMware offerings, which impacted the Company’s commercial relationship with VMware. In response to such changes, on January 25, 2024, under a provision of the CFA permitting the Company to terminate the agreement upon a change in control of VMware, the Company delivered notice of termination of the CFA to Broadcom under which the agreement will terminate on March 25, 2024.

Cash flows between Dell Technologies and VMware for the periods presented primarily relate to the Company’s resale of VMware’s standalone products and services and sale of Dell Technologies’ offerings integrated with select VMware products and services. See Note 20 of the Notes to the Consolidated Financial Statements for additional information regarding transactions between Dell Technologies and VMware.

In accordance with applicable accounting guidance, the results of VMware, excluding Dell Technologies’ resale of VMware offerings, are presented as discontinued operations in the Consolidated Statements of Income and, as such, have been excluded from both continuing operations and segment results for the fiscal year ended January 28, 2022. The Consolidated Statements of Cash Flows are presented on a consolidated basis for both continuing operations and discontinued operations for the fiscal year ended January 28, 2022.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents key components of “Income from discontinued operations, net of income taxes” for the fiscal year ended January 28, 2022:

Fiscal Year Ended
January 28, 2022

(in millions)
Net revenue	$5,798
Cost of net revenue	(1,632)
Operating expenses	6,384
Interest and other, net	232
Income from discontinued operations before income taxes	814
Income tax expense	49
Income from discontinued operations, net of income taxes	$765
____________________
The table above reflects the offsetting effects of historical intercompany transactions which are presented on a gross basis within continuing operations on the Consolidated Statements of Income.

The following table presents significant cash flow items from discontinued operations for the fiscal year ended January 28, 2022 included within the Consolidated Statements of Cash Flows:

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 4 — FAIR VALUE MEASUREMENTS

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

	February 2, 2024				February 3, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

	(in millions)
Assets:
Money market funds	$3,170	$—	$—	$3,170	$4,301	$—	$—	$4,301
Marketable equity and other securities	10	—	—	10	33	—	—	33
Derivative instruments	—	104	—	104	—	295	—	295
Total assets	$3,180	$104	$—	$3,284	$4,334	$295	$—	$4,629
Liabilities:
Derivative instruments	$—	$84	$—	$84	$—	$460	$—	$460
Total liabilities	$—	$84	$—	$84	$—	$460	$—	$460

The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value.

Money Market Funds — The Company’s investment in money market funds that are classified as cash equivalents hold underlying investments with a weighted average maturity of 90 days or less and are recognized at fair value. The valuations of these securities are based on quoted prices in active markets for identical assets, when available, or pricing models whereby all significant inputs are observable or can be derived from or corroborated by observable market data. The Company reviews security pricing and assesses money market fund liquidity on a quarterly basis. As of February 2, 2024, the Company’s portfolio had no material exposure to money market funds with a fluctuating net asset value.

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

Deferred Compensation Plans — The Company offers deferred compensation plans for eligible employees, which allow participants to defer a portion of their compensation. Assets were the same as liabilities associated with the plans at approximately $214 million and $179 million as of February 2, 2024 and February 3, 2023, respectively, and are included in other assets and other liabilities on the Consolidated Statements of Financial Position. The net impact to the Consolidated Statements of Income is not material since changes in the fair value of the assets substantially offset changes in the fair value of the liabilities. As such, assets and liabilities associated with these plans have not been included in the recurring fair value table above.

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

As of both February 2, 2024 and February 3, 2023, the Company held strategic investments in non-marketable equity and other securities of $1.3 billion. As these investments represent early-stage companies without readily determinable fair values, they are not included in the recurring fair value table above. See Note 5 of the Notes to the Consolidated Financial Statements for additional information about the Company’s strategic investments.

Carrying Value and Estimated Fair Value of Outstanding Debt — The following table presents the carrying value and estimated fair value of the Company’s outstanding debt as described in Note 8 of the Notes to the Consolidated Financial Statements, including the current portion, as of the dates indicated:

	February 2, 2024		February 3, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value

	(in billions)
Senior Notes	$15.5	$15.8	$18.1	$18.2
Legacy Notes and Debentures	$0.9	$1.0	$0.9	$1.0
DFS Debt	$9.5	$9.1	$10.3	$9.9

The fair values of the outstanding debt shown in the table above were determined based on observable market prices in a less active market or based on valuation methodologies using observable inputs and were categorized as Level 2 in the fair value hierarchy.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 5 — INVESTMENTS

The Company has strategic investments in equity and other securities as well as investments in fixed income debt securities. All equity and other securities as well as long-term fixed income debt securities are recorded as long-term investments while short-term fixed income debt securities are recorded as other current assets in the Consolidated Statements of Financial Position.

As of both February 2, 2024 and February 3, 2023, total investments were $1.6 billion.

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

Carrying Value of Equity and Other Securities

The following table presents the cost, cumulative unrealized gains, cumulative unrealized losses, and carrying value of the Company's strategic investments in marketable and non-marketable equity securities as of the dates indicated:

	February 2, 2024				February 3, 2023
	Cost	Unrealized Gain	Unrealized Loss	Carrying Value	Cost	Unrealized Gain	Unrealized Loss	Carrying Value

	(in millions)
Marketable	$12	$24	$(26)	$10	$56	$17	$(40)	$33
Non-marketable	732	1,015	(454)	1,293	714	651	(100)	1,265
Total equity and other securities	$744	$1,039	$(480)	$1,303	$770	$668	$(140)	$1,298

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Gains and Losses on Equity and Other Securities

The following table presents unrealized gains and losses on marketable and non-marketable equity and other securities for the periods indicated:

	Fiscal Year Ended
	February 2, 2024	February 3, 2023	January 28, 2022

	(in millions)
Marketable securities:
Unrealized gain	$6	$57	$45
Unrealized loss	(24)	(47)	(151)
Net unrealized gain (loss)	(18)	10	(106)
Non-marketable securities:
Unrealized gain	84	90	604
Unrealized loss	(49)	(349)	(43)
Net unrealized gain (loss) (a) (b)	35	(259)	561
Net unrealized gain (loss) on equity and other securities	$17	$(249)	$455
____________________
(a)    For the fiscal year ended February 2, 2024 and January 28, 2022, net unrealized gains on non-marketable securities were due to upward adjustments for observable price changes offset by losses primarily attributable to downward adjustments for observable price changes or impairments.
(b)    For the fiscal year ended February 3, 2023, net unrealized losses on non-marketable securities were primarily attributable to the recognition of impairments which were generally in line with extended public equity market declines.

Fixed Income Debt Securities

The Company has fixed income debt securities carried at amortized cost which are primarily held as collateral for borrowings. The Company intends to hold the investments to maturity. As of February 2, 2024, the Company held $288 million in fixed income debt securities which will mature within one year and $13 million in fixed income debt securities which will mature within five years.

The following table summarizes the Company’s debt securities as of the dates indicated:

	February 2, 2024				February 3, 2023
	Cost	Unrealized Gain	Unrealized Loss	Carrying Value	Cost	Unrealized Gain	Unrealized Loss	Carrying Value

	(in millions)
Fixed income debt securities	$325	$67	$(91)	$301	$348	$65	$(95)	$318

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 6 — FINANCIAL SERVICES

The Company offers or arranges various financing options and alternative payment structures for its customers globally. Alternative payment structures consist of various flexible consumption models, including utility, subscription, and as-a-Service models.

Financing options are offered to the Company’s customers primarily through Dell Financial Services and its affiliates (“DFS”). The Company also arranges financing for some of its customers in various countries where DFS does not currently operate as a captive enterprise. The key activities of DFS include originating, collecting, and servicing customer financing arrangements primarily related to the purchase or use of Dell Technologies products and services. In some cases, DFS also offers financing for the purchase of third-party technology products that complement the Dell Technologies portfolio of products and services. New financing originations were $8.4 billion, $9.7 billion, and $8.5 billion for the fiscal years ended February 2, 2024, February 3, 2023, and January 28, 2022, respectively.

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

Prior to the sale of the U.S. consumer revolving customer receivables portfolio described in Note 1 of the Notes to the Consolidated Financial Statements, the Company also offered private label credit financing under the Dell Preferred Account (“DPA”) program. The DPA product was primarily offered to individual consumer customers.

Flexible consumption models, as defined above, further enable the Company to offer its customers the option to pay over time to provide them with financial and operational flexibility. Such models may result in identification of embedded lease arrangements that lead to the recognition of operating or sales-type leases.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Financing Receivables

The following table presents the components of the Company’s financing receivables segregated by portfolio segment as of the dates indicated:

	February 2, 2024			February 3, 2023
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total

	(in millions)
Financing receivables, net:
Customer receivables, gross (a) (b)	$173	$10,360	$10,533	$685	$10,293	$10,978
Allowances for losses	(9)	(161)	(170)	(88)	(113)	(201)
Customer receivables, net	164	10,199	10,363	597	10,180	10,777
Residual interest	—	157	157	—	142	142
Financing receivables, net	$164	$10,356	$10,520	$597	$10,322	$10,919
Short-term	$164	$4,479	$4,643	$597	$4,684	$5,281
Long-term	$—	$5,877	$5,877	$—	$5,638	$5,638
____________________
(a)    Customer receivables, gross include amounts due from customers under revolving loans, fixed-term loans, fixed-term leases, and accrued interest.
(b)    The decrease in revolving customer financing receivables is primarily attributable to the sale of the U.S. consumer revolving customer receivables portfolio described in Note 1 of the Notes to the Consolidated Financial Statements.

The following table presents the changes in allowance for financing receivables losses for the periods indicated:

	Revolving	Fixed-term	Total

	(in millions)
Allowance for financing receivables losses:
Balances as of January 29, 2021	$148	$173	$321
Charge-offs, net of recoveries	(43)	(29)	(72)
Provision charged to income statement	(3)	(57)	(60)
Balances as of January 28, 2022	102	87	189
Charge-offs, net of recoveries	(52)	(8)	(60)
Provision charged to income statement	38	34	72
Balances as of February 3, 2023	88	113	201
Charge-offs, net of recoveries	(41)	(8)	(49)
Provision charged to income statement	36	56	92
Other (a)	(74)	—	(74)
Balances as of February 2, 2024	$9	$161	$170
____________________
(a)    Other represents the derecognition of the allowance for financing receivables losses related to the sale of the U.S. consumer revolving customer receivables portfolio described in Note 1 of the Notes to the Consolidated Financial Statements.

The Company recognizes an allowance for financing receivables losses, including both the lease receivable and unguaranteed residual, in an amount equal to the expected losses net of recoveries. The allowance for financing receivables losses on the lease receivable is determined based on various factors, including lifetime expected losses determined using macroeconomic forecast assumptions and management judgments applicable to and through the expected life of the portfolios as well as past due receivables, receivable type, and customer risk profile. The Company continues to monitor broader economic indicators and their potential impact on future credit loss performance.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Aging

The following table presents the aging of the Company’s customer financing receivables, gross, including accrued interest, segregated by class, as of the dates indicated:

	February 2, 2024				February 3, 2023
	Current	Past Due 1 — 90 Days	Past Due >90 Days	Total	Current	Past Due 1 — 90 Days	Past Due >90 Days	Total

	(in millions)
Revolving — DPA	$3	$—	$—	$3	$457	$34	$17	$508
Revolving — DBC	148	17	5	170	154	19	4	177
Fixed-term — Consumer and Commercial	9,345	889	126	10,360	9,309	927	57	10,293
Total customer receivables, gross	$9,496	$906	$131	$10,533	$9,920	$980	$78	$10,978

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Credit Quality

The following tables present customer receivables, gross, including accrued interest, by credit quality indicator, segregated by class, as of the dates indicated:

	February 2, 2024
	Fixed-term — Consumer and Commercial
	Fiscal Year of Origination
	2024	2023	2022	2021	2020	Years Prior	Revolving — DPA	Revolving — DBC	Total

	(in millions)
Higher	$3,261	$1,979	$833	$345	$64	$—	$1	$46	$6,529
Mid	1,111	911	290	86	19	—	1	49	2,467
Lower	703	469	187	80	21	1	1	75	1,537
Total	$5,075	$3,359	$1,310	$511	$104	$1	$3	$170	$10,533

	February 3, 2023
	Fixed-term — Consumer and Commercial
	Fiscal Year of Origination
	2023	2022	2021	2020	2019	Years Prior	Revolving — DPA	Revolving — DBC	Total

	(in millions)
Higher	$3,210	$1,805	$914	$343	$37	$1	$123	$44	$6,477
Mid	1,242	631	362	119	17	1	136	54	2,562
Lower	1,017	364	157	65	7	1	249	79	1,939
Total	$5,469	$2,800	$1,433	$527	$61	$3	$508	$177	$10,978

The categories shown in the tables above segregate customer receivables based on the relative degrees of credit risk. Credit quality indicators for DBC revolving and fixed-term accounts are generally updated on a periodic basis.

For the DBC revolving receivables and fixed-term commercial receivables shown in the table above, an internal grading system is utilized that assigns a credit level score based on a number of considerations, including liquidity, operating performance, and industry outlook. The grading criteria and classifications for the fixed-term products differ from those for the revolving products as loss experience varies between these product and customer groups. The credit quality categories cannot be compared between the different classes as loss experience varies substantially between the classes. Prior to the sale of the U.S. consumer revolving customer receivables revolving portfolio described in Note 1 of the Notes to the Consolidated Financial Statements, the Company made credit decisions for the DPA revolving receivables based on proprietary scorecards, which included the customer’s credit history, payment history, credit usage, and other credit agency-related elements. The higher quality category included prime accounts generally comparable to U.S. customer FICO scores of 720 or above. The mid category represented mid-tier accounts that are comparable to U.S. customer FICO scores from 660 to 719. The lower category represented accounts that are comparable to U.S. customer FICO scores below 660.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Leases

The following table presents amounts included in the Consolidated Statements of Income related to sales-type lease activity for the periods indicated:

	Fiscal Year Ended
	February 2, 2024	February 3, 2023	January 28, 2022

	(in millions)
Interest income — products	$175	$161	$246

Net revenue — products	$1,140	$851	$756
Cost of net revenue — products	854	727	583
Gross margin — products	$286	$124	$173

The following table presents the future maturity of the Company’s fixed-term customer leases and associated financing payments, and reconciles the undiscounted cash flows to the customer receivables, gross recognized on the Consolidated Statements of Financial Position as of the date indicated:

February 2, 2024
(in millions)
Fiscal 2025	$2,579
Fiscal 2026	1,944
Fiscal 2027	1,129
Fiscal 2028	414
Fiscal 2029 and beyond	153
Total undiscounted cash flows	6,219
Fixed-term loans	5,177
Revolving loans	173
Less: Unearned income	(1,036)
Total customer receivables, gross	$10,533

Operating Leases

The Company’s operating leases primarily consist of DFS captive fixed-term leases and contractually committed embedded leases identified within flexible consumption arrangements.

The following table presents the components of the Company’s operating lease portfolio included in property, plant, and equipment, net as of the dates indicated:

	February 2, 2024	February 3, 2023

	(in millions)
Equipment under operating lease, gross	$4,002	$3,725
Less: Accumulated depreciation	(1,800)	(1,517)
Equipment under operating lease, net	$2,202	$2,208

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents operating lease income related to lease payments and depreciation expense for the Company’s operating lease portfolio for the periods indicated:

	Fiscal Year Ended
	February 2, 2024	February 3, 2023	January 28, 2022

	(in millions)
Income related to lease payments	$1,353	$1,091	$717
Depreciation expense	$941	$803	$536

The following table presents the future payments to be received by the Company in operating lease contracts as of the date indicated:

February 2, 2024
(in millions)
Fiscal 2025	$1,133
Fiscal 2026	754
Fiscal 2027	374
Fiscal 2028	135
Fiscal 2029 and beyond	52
Total	$2,448

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
The following table presents DFS debt as of the dates indicated and excludes the allocated portion of the Company’s other borrowings, which represents the additional amount considered to fund the DFS business:

	February 2, 2024	February 3, 2023

DFS debt	(in millions)
DFS U.S. debt:
Asset-based financing and securitization facilities	$2,730	$3,987
Fixed-term securitization offerings	3,157	2,679
Other	28	76
Total DFS U.S. debt	5,915	6,742
DFS international debt:
Securitization facility	761	790
Other borrowings	935	871
Note payable	250	250
Dell Bank senior unsecured eurobonds	1,631	1,637
Total DFS international debt	3,577	3,548
Total DFS debt	$9,492	$10,290
Total short-term DFS debt	$5,863	$5,400
Total long-term DFS debt	$3,629	$4,890

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

DFS U.S. Debt

Asset-Based Financing and Securitization Facilities — The Company maintains separate asset-based financing facilities in the United States, which are revolving facilities for fixed-term leases and loans. This debt is collateralized solely by the U.S. loan and lease payments and associated equipment in the facilities. The debt has a variable interest rate, and the duration of the debt is based on the terms of the underlying loan and lease payment streams. As of February 2, 2024, the total debt capacity related to the U.S. asset-based financing facilities was $5.1 billion. The Company enters into interest swap agreements to effectively convert a portion of this debt from a floating rate to a fixed rate. See Note 9 of the Notes to the Consolidated Financial Statements for additional information about the Company’s interest rate swaps.

The Company’s two U.S. asset-based financing facilities for fixed-term leases and loans are effective through July 7, 2025 and June 21, 2024, respectively. The asset-based financing facilities contain standard structural features related to the performance of the funded receivables, which include defined credit losses, delinquencies, average credit scores, and minimum collection requirements. In the event one or more of these criteria are not met and the Company is unable to restructure the facility, no further funding of receivables will be permitted and the timing of the Company’s expected cash flows from over-collateralization will be delayed. As of February 2, 2024, these criteria were met.

The Company previously maintained a U.S. securitization facility for revolving loans. In connection with the sale of the U.S. consumer revolving customer receivables portfolio described in Note 1 of the Notes to the Consolidated Financial Statements, the Company’s U.S. securitization facility for revolving loans was paid down and terminated during the fiscal year ended February 2, 2024.

Fixed-Term Securitization Offerings — The Company periodically issues asset-backed debt securities under fixed-term securitization programs to private investors. The asset-backed debt securities are collateralized solely by the U.S. fixed-term lease and loan payments and associated equipment, which are held by Special Purpose Entities (“SPEs”), as discussed below. The interest rate on these securities is fixed and ranges from 0.53% to 6.80% per annum as of February 2, 2024, and the duration of these securities is based on the terms of the underlying lease and loan payment streams.

DFS International Debt

Securitization Facility — The Company maintains a securitization facility in Europe for fixed-term leases and loans. The debt under this facility has a variable interest rate, and the duration of the debt is based on the terms of the underlying loan and lease payment streams. This facility is effective through December 23, 2024 and had a total debt capacity of $870 million as of February 2, 2024.

The securitization facility contains standard structural features related to the performance of the securitized receivables, which include defined credit losses, delinquencies, average credit scores, and minimum collection requirements. In the event one or more of these criteria are not met and the Company is unable to restructure the program, no further funding of receivables will be permitted and the timing of the Company’s expected cash flows from over-collateralization will be delayed. As of February 2, 2024, these criteria were met.

Other Borrowings — In connection with the Company’s international financing operations, the Company has entered into revolving structured financing debt programs related to its fixed-term lease and loan products sold in Canada, Europe, Australia, New Zealand, and the Middle East. The debt under these programs has a variable interest rate, and the duration of the debt is based on the terms of the underlying loan and lease payment streams. The Canadian facility, which is collateralized solely by Canadian loan and lease payments and associated equipment, had a total debt capacity of $336 million as of February 2, 2024 and is effective through January 16, 2025. The European facility, which is collateralized solely by European loan and lease payments and associated equipment, had a total debt capacity of $544 million as of February 2, 2024 and is effective through June 14, 2025. The Australia and New Zealand facility, which is collateralized solely by Australia and New Zealand loan and lease payments and associated equipment, had a total debt capacity of $296 million as of February 2, 2024 and is effective through April 20, 2025. The Middle East facility, which is collateralized solely by Middle East loan and lease payments and associated equipment, had a total debt capacity of $150 million as of February 2, 2024 and is effective through March 24, 2025.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note Payable — On May 25, 2022, the Company entered into an unsecured credit agreement to fund receivables in Mexico. As of February 2, 2024, the aggregate principal amount of the note payable was $250 million. The note bears interest at an annual rate of 4.24% and will mature on May 31, 2024.

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

The following table presents the assets and liabilities held by the consolidated VIEs as of the dates indicated, which are included in the Consolidated Statements of Financial Position:

	February 2, 2024	February 3, 2023

	(in millions)
Assets held by consolidated VIEs
Other current assets	$136	$274
Financing receivables, net of allowance
Short-term	$3,314	$3,702
Long-term	$2,747	$3,295
Property, plant, and equipment, net	$1,081	$1,164
Liabilities held by consolidated VIEs
Debt, net of unamortized debt issuance costs
Short-term	$4,450	$4,761
Long-term	$2,184	$2,685

Lease and loan payments and associated equipment transferred via securitization through SPEs were $4.6 billion and $6.2 billion for the fiscal years ended February 2, 2024 and February 3, 2023, respectively.

Customer Receivables Sales

To manage certain concentrations of customer credit exposure, the Company may sell selected fixed-term customer receivables to unrelated third parties on a periodic basis, without recourse. The amount of customer receivables sold for this purpose was $222 million, $680 million, and $201 million for the fiscal years ended February 2, 2024, February 3, 2023, and January 28, 2022, respectively. The Company’s continuing involvement in these customer receivables is primarily limited to servicing arrangements.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 7 — LEASES

The Company enters into leasing transactions in which the Company is the lessee. These lease contracts are typically classified as operating leases. The Company’s lease contracts are generally for office buildings used to conduct its business, and the determination of whether such contracts contain leases generally does not require significant estimates or judgments. The Company also leases certain global logistics warehouses, employee vehicles, and equipment. As of February 2, 2024, the remaining terms of the Company’s leases range from one month to approximately ten years. As of February 2, 2024 and February 3, 2023, there were no material finance leases in which the Company was a lessee.

The Company also enters into leasing transactions in which the Company is the lessor, primarily through customer financing arrangements offered through DFS. DFS originates leases that are primarily classified as either sales-type leases or operating leases. See Note 6 of the Notes to the Consolidated Financial Statements for more information about the Company’s lessor arrangements.

The following table presents components of lease costs included in the Consolidated Statements of Income for the periods indicated:

	Fiscal Year Ended
	February 2, 2024	February 3, 2023

	(in millions)
Operating lease costs	$291	$283
Variable costs	80	113
Total lease costs	$371	$396

During the fiscal years ended February 2, 2024 and February 3, 2023, sublease income, finance lease costs, and short-term lease costs were immaterial.

The following table presents supplemental information related to operating leases included in the Consolidated Statements of Financial Position as of the dates indicated:

	Classification	February 2, 2024	February 3, 2023

		(in millions, except for term and discount rate)
Operating lease right-of-use assets	Other non-current assets	$707	$725

Current operating lease liabilities	Accrued and other current liabilities	$253	$260
Non-current operating lease liabilities	Other non-current liabilities	576	630
Total operating lease liabilities		$829	$890

Weighted-average remaining lease term (in years)		4.56	4.95
Weighted-average discount rate		4.79%	3.48%

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents supplemental cash flow information related to leases for the periods indicated:

	Fiscal Year Ended
	February 2, 2024	February 3, 2023

	(in millions)
Cash paid for amounts included in the measurement of lease liabilities — operating cash outflows from operating leases	$300	$306

Right-of-use assets obtained in exchange for new operating lease liabilities	$247	$226

The following table presents the future maturity of the Company’s operating lease liabilities under non-cancelable leases and reconciles the undiscounted cash flows for these leases to the lease liability recognized on the Consolidated Statements of Financial Position as of the date indicated:

February 2, 2024
(in millions)
Fiscal 2025	$254
Fiscal 2026	207
Fiscal 2027	168
Fiscal 2028	120
Fiscal 2029	77
Thereafter	87
Total lease payments	913
Less: Imputed interest	84
Total	$829
Current operating lease liabilities	$253
Non-current operating lease liabilities	$576

As of February 2, 2024, the Company’s undiscounted operating leases that had not yet commenced were immaterial.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 8 — DEBT

The following table summarizes the Company’s outstanding debt as of the dates indicated:

	February 2, 2024	February 3, 2023

	(in millions)
Senior Notes:
5.45% due June 2023	$—	$1,000
4.00% due July 2024	1,000	1,000
5.85% due July 2025	1,000	1,000
6.02% due June 2026	3,500	4,500
4.90% due October 2026	1,750	1,750
6.10% due July 2027	500	500
5.25% due February 2028	1,000	1,000
5.30% due October 2029	1,750	1,750
6.20% due July 2030	750	750
5.75% due February 2033	1,000	1,000
8.10% due July 2036	1,000	1,000
3.38% due December 2041	962	1,000
8.35% due July 2046	650	800
3.45% due December 2051	745	1,250
Legacy Notes and Debentures:
7.10% due April 2028	300	300
6.50% due April 2038	388	388
5.40% due September 2040	264	264
DFS Debt (Note 6)	9,492	10,290
Other	171	325
Total debt, principal amount	$26,222	$29,867
Unamortized discount, net of unamortized premium	(114)	(133)
Debt issuance costs	(114)	(146)
Total debt, carrying value	$25,994	$29,588
Total short-term debt, carrying value	$6,982	$6,573
Total long-term debt, carrying value	$19,012	$23,015

During the fiscal year ended February 2, 2024, the net decrease in the Company’s debt balance was principally attributable to:
•the repayment of $1.0 billion principal amount of the 5.45% Senior Notes due June 2023;
•the repayment of $1.0 billion principal amount of the 6.02% Senior Notes due June 2026 in a tender offer; and
•the repayment of $350 million principal amount of the 3.45% Senior Notes due December 2051 and $150 million principal amount of the 8.35% Senior Notes due July 2046 in a tender offer.

The Company recognized an immaterial amount of debt extinguishment costs in interest and other, net in the Consolidated Statements of Income in connection with the above repayments.

Subsequent to the close of the fiscal year ended February 2, 2024, the Company issued $1.0 billion aggregate principal amount of 5.40% Senior Notes due 2034. The Company intends to use the net proceeds of the issuance to prepay a portion of the outstanding 6.02% Senior Notes due 2026.

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

As of February 2, 2024, the Company had no outstanding borrowings under the 2021 Revolving Credit Facility.

Commercial Paper Program — During Fiscal 2023, the Company established a commercial paper program under which the Company may issue unsecured notes in a maximum aggregate face amount of $5.0 billion outstanding at any time, with maturities up to 397 days from the date of issuance. The notes are sold on customary terms in the U.S. commercial paper market on a private placement basis. The proceeds of the notes are used for general corporate purposes. As of February 2, 2024, the Company had no outstanding borrowings under the commercial paper program.

The Company may purchase, redeem, prepay, refinance, or otherwise retire any amount of outstanding indebtedness under the terms of such indebtedness at any time and from time to time, in open market or negotiated transactions with the holders of such indebtedness or otherwise, as considered appropriate in light of market conditions and other relevant factors.

Covenants — The credit agreement governing the 2021 Revolving Credit Facility and the indentures governing the Senior Notes and the Legacy Notes and Debentures impose various limitations, subject to exceptions, on creating certain liens and entering into sale and lease-back transactions. The foregoing credit agreement and indentures contain customary events of default, including failure to make required payments, failure to comply with covenants, and the occurrence of certain events of bankruptcy and insolvency. The 2021 Revolving Credit Facility is also subject to an interest coverage ratio covenant that is tested at the end of each fiscal quarter with respect to the Company’s preceding four fiscal quarters. The Company was in compliance with this financial covenant as of February 2, 2024.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Aggregate Future Maturities

The following table presents the aggregate future maturities of the Company’s debt as of February 2, 2024 for the periods indicated:

	Maturities by Fiscal Year
	2025	2026	2027	2028	2029	Thereafter	Total

	(in millions)
Senior Notes	$1,000	$1,000	$5,250	$500	$1,000	$6,857	$15,607
Legacy Notes and Debentures	—	—	—	—	300	652	952
DFS Debt	5,863	2,127	878	618	6	—	9,492
Other	125	31	8	6	1	—	171
Total maturities, principal amount	6,988	3,158	6,136	1,124	1,307	7,509	26,222
Associated carrying value adjustments	(6)	(6)	(33)	(8)	(14)	(161)	(228)
Total maturities, carrying value amount	$6,982	$3,152	$6,103	$1,116	$1,293	$7,348	$25,994

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

During the fiscal years ended February 2, 2024, February 3, 2023, and January 28, 2022, the Company did not discontinue any cash flow hedges related to foreign exchange contracts that had a material impact on the Company’s results of operations due to the probability that the forecasted cash flows would not occur.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Periodically, the Company also uses interest rate swaps to modify the market risk exposures in connection with long-term debt. During Fiscal 2023, the Company entered into interest rate swaps designated as fair value hedges intended to hedge a portion of its interest rate exposure by converting the fixed interest rate of a certain tranche of debt to a floating interest rate based on the benchmark SOFR Overnight Index Swap rate. The gains and losses related to changes in the fair value of such interest rate swaps perfectly offset changes in the fair value of the hedged portion of the underlying debt that were attributable to the changes in the underlying benchmark interest rate. During the fiscal year ended February 2, 2024, the Company repaid the hedged debt and terminated the associated interest rate swaps.

Derivative Instruments

The following table presents the notional amounts of outstanding derivative instruments as of the dates indicated:

	February 2, 2024	February 3, 2023

	(in millions)
Foreign exchange contracts:
Designated as cash flow hedging instruments	$6,339	$7,746
Non-designated as hedging instruments	5,844	6,833
Total	$12,183	$14,579
Interest rate contracts:
Designated as fair value hedging instruments	$—	$1,000
Non-designated as hedging instruments	6,551	7,214
Total	$6,551	$8,214

The following table presents the effect of derivative instruments designated as cash flow hedging instruments on the Consolidated Statements of Financial Position and the Consolidated Statements of Income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Gain Recognized in Accumulated OCI, Net of Tax, on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income
	(in millions)		(in millions)
For the fiscal year ended February 2, 2024:
		Total net revenue	$(98)
Foreign exchange contracts	$85	Total cost of net revenue	(9)
Total	$85	Total	$(107)

For the fiscal year ended February 3, 2023:
		Total net revenue	$736
Foreign exchange contracts	$354	Total cost of net revenue	(31)
Total	$354	Total	$705

For the fiscal year ended January 28, 2022:
		Total net revenue	$158
Foreign exchange contracts	$374	Total cost of net revenue	(3)
Total	$374	Income from discontinued operations	3
		Total	$158

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents the effect of derivative instruments not designated as hedging instruments on the Consolidated Statements of Income for the periods indicated:

	Fiscal Year Ended
	February 2, 2024	February 3, 2023	January 28, 2022	Location of Gain (Loss) Recognized

	(in millions)
Foreign exchange contracts	$(35)	$(174)	$(469)	Interest and other, net
Interest rate contracts	—	50	10	Interest and other, net
Foreign exchange contracts	—	—	26	Income from discontinued operations
Total	$(35)	$(124)	$(433)

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company presents its derivative instruments on a net basis in the Consolidated Statements of Financial Position due to the right of offset by its counterparties under master netting arrangements. The following tables present the fair value of those derivative instruments presented on a gross basis as of the dates indicated:

	February 2, 2024
	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value

	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange contracts in an asset position	$44	$—	$19	$—	$63
Foreign exchange contracts in a liability position	(5)	—	(15)	—	(20)
Interest rate contracts in an asset position	—	—	—	—	—
Interest rate contracts in a liability position	—	—	—	—	—
Net asset (liability)	39	—	4	—	43
Derivatives not designated as hedging instruments:
Foreign exchange contracts in an asset position	90	—	71	—	161
Foreign exchange contracts in a liability position	(68)	—	(121)	—	(189)
Interest rate contracts in an asset position	3	40	—	—	43
Interest rate contracts in a liability position	—	—	(10)	(28)	(38)
Net asset (liability)	25	40	(60)	(28)	(23)
Total derivatives at fair value	$64	$40	$(56)	$(28)	$20

	February 3, 2023
	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value

	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange contracts in an asset position	$7	$—	$30	$—	$37
Foreign exchange contracts in a liability position	(21)	—	(142)	—	(163)
Interest rate contracts in an asset position	—	—	—	—	—
Interest rate contracts in a liability position	—	—	—	(6)	(6)
Net asset (liability)	(14)	—	(112)	(6)	(132)
Derivatives not designated as hedging instruments:
Foreign exchange contracts in an asset position	282	1	368	—	651
Foreign exchange contracts in a liability position	(121)	—	(614)	(1)	(736)
Interest rate contracts in an asset position	14	133	—	—	147
Interest rate contracts in a liability position	—	—	—	(95)	(95)
Net asset (liability)	175	134	(246)	(96)	(33)
Total derivatives at fair value	$161	$134	$(358)	$(102)	$(165)

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables present the gross amounts of the Company’s derivative instruments, amounts offset due to master netting agreements with the Company’s counterparties, and the net amounts recognized in the Consolidated Statements of Financial Position as of the dates indicated:

	February 2, 2024
	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/(Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount of Assets/ (Liabilities) Recognized in the Statement of Financial Position
				Financial Instruments	Cash Collateral Received or Pledged

	(in millions)
Derivative instruments:
Financial assets	$267	$(163)	$104	$—	$(24)	$80
Financial liabilities	(247)	163	(84)	—	9	(75)
Total derivative instruments	$20	$—	$20	$—	$(15)	$5

	February 3, 2023
	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/(Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount of Assets/ (Liabilities) Recognized in the Statement of Financial Position
				Financial Instruments	Cash Collateral Received or Pledged

	(in millions)
Derivative instruments:
Financial assets	$835	$(540)	$295	$—	$—	$295
Financial liabilities	(1,000)	540	(460)	—	25	(435)
Total derivative instruments	$(165)	$—	$(165)	$—	$25	$(140)

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

The following table presents goodwill allocated to the Company’s reportable segments and changes in the carrying amount of goodwill as of the dates indicated:

	Infrastructure Solutions Group	Client Solutions Group	Other Businesses	Total

	(in millions)
Balances as of February 3, 2023	$15,017	$4,232	$427	$19,676
Goodwill acquired (a)	77	—	—	77
Impact of foreign currency translation and other	(53)	—	—	(53)
Balances as of February 2, 2024	$15,041	$4,232	$427	$19,700
____________________
(a)    Goodwill acquired represents goodwill recognized in connection with the Company’s acquisition of Moogsoft Inc. during the fiscal year ended February 2, 2024.

Intangible Assets

The following table presents the Company’s intangible assets as of the dates indicated:

	February 2, 2024			February 3, 2023
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

	(in millions)
Customer relationships	$16,968	$(14,930)	$2,038	$16,956	$(14,474)	$2,482
Developed technology	9,506	(8,980)	526	9,466	(8,660)	806
Trade names	875	(823)	52	875	(780)	95
Definite-lived intangible assets	27,349	(24,733)	2,616	27,297	(23,914)	3,383
Indefinite-lived trade names	3,085	—	3,085	3,085	—	3,085
Total intangible assets	$30,434	$(24,733)	$5,701	$30,382	$(23,914)	$6,468

Amortization expense related to definite-lived intangible assets was $0.8 billion, $1.0 billion, and $1.6 billion for the fiscal years ended February 2, 2024, February 3, 2023, and January 28, 2022, respectively. There were no material impairment charges related to intangible assets during the fiscal years ended February 2, 2024, February 3, 2023, and January 28, 2022.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents the estimated future annual pre-tax amortization expense of definite-lived intangible assets as of the date indicated:

February 2, 2024
(in millions)
Fiscal 2025	$654
Fiscal 2026	495
Fiscal 2027	386
Fiscal 2028	230
Fiscal 2029	190
Thereafter	661
Total	$2,616

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

Based on the results of the annual impairment test performed during the fiscal year ended February 2, 2024, the fair values of each of the reporting units and indefinite-lived intangibles exceeded their carrying values. No goodwill or indefinite-lived assets impairment test was performed during the fiscal year ended February 2, 2024 other than the Company’s annual impairment review.

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

The following table presents the changes in the Company’s deferred revenue for the periods indicated:

	Fiscal Year Ended
	February 2, 2024	February 3, 2023

	(in millions)
Deferred revenue:
Deferred revenue at beginning of period	$30,286	$27,573
Revenue deferrals	20,866	23,166
Revenue recognized	(22,022)	(20,288)
Other (a)	15	(165)
Deferred revenue at end of period	$29,145	$30,286
Short-term deferred revenue	$15,318	$15,542
Long-term deferred revenue	$13,827	$14,744
____________________
(a)    For the fiscal year ended February 3, 2023, Other represents the reclassification of deferred revenue to accrued and other liabilities.

Remaining Performance Obligations — Remaining performance obligations represent the aggregate amount of the transaction price allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include deferred revenue plus unbilled amounts not yet recorded in deferred revenue. The value of the transaction price allocated to remaining performance obligations as of February 2, 2024 was approximately $40 billion. The Company expects to recognize approximately 58% of remaining performance obligations as revenue in the next twelve months, and the remainder thereafter.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Purchase Obligations

The Company has contractual obligations to purchase goods or services, which specify significant terms (including fixed or minimum quantities to be purchased), fixed, minimum, or variable price provisions, and the approximate timing of the transaction. As of February 2, 2024, such purchase obligations were $4.4 billion for Fiscal 2025; $0.3 billion for Fiscal 2026; and $0.3 billion for Fiscal 2027 and thereafter.

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

As previously reported, during the fourth quarter of the fiscal year ended February 3, 2023, the plaintiffs and the defendants entered into an agreement to settle the lawsuit. Under the terms of the settlement, the plaintiffs agreed to the dismissal of all claims upon payment of a total of $1.0 billion (the “settlement amount”), which includes all costs, expenses and fees of the plaintiff class relating to the action and its resolution. The settlement terms required that the settlement amount be paid by the Company and/or the Company’s insurers pursuant to indemnification obligations of the Company to the defendants. The Company is subject to indemnification obligations, upon the satisfaction of specified conditions, to the director and stockholder defendants and their affiliates pursuant to provisions of the Delaware General Corporation Law, the Company’s certificate of incorporation and bylaws, and agreements with the defendants. A special committee of the Board of Directors consisting of directors who were not defendants in the action, advised by independent counsel, informed the Board of Directors of its determination that the defendants were entitled to indemnification under the foregoing obligations.

During the fiscal year ended February 3, 2023, the Company established a $1.0 billion liability on the Consolidated Statements of Financial Position and recognized $0.9 billion expense, net of $106 million in insurance proceeds, within interest and other, net within the Consolidated Statements of Income related to the settlement agreement.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

On May 16, 2023, during the fiscal year ended February 2, 2024, the Company paid the settlement amount following approval of the settlement by the Delaware Court of Chancery. The payment is reflected within cash flows from operating activities within the Consolidated Statements of Cash Flows.

R2 Semiconductor Patent Litigation — In November 2022, R2 Semiconductor, Inc. (“R2”) filed a lawsuit in the Dusseldorf Regional Court in Germany against Intel Deutschland GmbH, Dell GmbH, and certain other customers of Intel Corporation. R2 asserted that one European patent is infringed by certain Intel processors and those of the Company’s products that incorporate those processors (the “Accused Products”). R2 sought an injunction prohibiting the sale of the allegedly infringing products and damages for the alleged infringement. The Dusseldorf Regional Court (the “Court”) conducted a trial on December 7, 2023, and, on February 7, 2024, issued a decision in favor of R2. The Court’s judgment imposes an injunction prohibiting (among other acts) the sale and use of the Accused Products in Germany by Dell GmbH, and requiring Dell GmbH to issue a communication to certain customers recalling the covered products sold since March 5, 2020. These orders will not take effect until after notice of R2’s payment of the sureties required for enforcement and will remain in place unless stayed or overturned on appeal or until the parties reach an agreement. On February 8, 2024, the Company filed an appeal which is in process with the appellate court. The Court has not yet assessed damages arising out of R2’s claim. Intel Corporation has agreed to defend and indemnify the Company and its affiliates against certain losses incurred by the Company in connection with the alleged infringement. Given the status of this lawsuit, the nature of the case, and the Company’s agreements with Intel Corporation, the Company is unable to make a reasonable estimate of the potential loss or range of losses that might arise from the lawsuit.

Other Litigation — Dell does not currently anticipate that any of the other various legal proceedings it is involved in will have a material adverse effect on its business, financial condition, results of operations, or cash flows.

In accordance with the relevant accounting guidance, the Company provides disclosures of matters where it is at least reasonably possible that the Company could experience a material loss exceeding the amounts already accrued for these or other proceedings or matters. In addition, the Company also discloses matters based on its consideration of other matters and qualitative factors, including the experience of other companies in the industry, and investor, customer, and employee relations considerations. As of February 2, 2024, the Company does not believe there is a reasonable possibility that a material loss exceeding the amounts already accrued for these or other proceedings or matters has been incurred. However, since the ultimate resolution of any such proceedings and matters is inherently unpredictable, the Company’s business, financial condition, results of operations, or cash flows could be materially affected in any particular period by unfavorable outcomes in one or more of these proceedings or matters. Whether the outcome of any claim, suit, assessment, investigation, or legal proceeding, individually or collectively, could have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows will depend on a number of factors, including the nature, timing, and amount of any associated expenses, amounts paid in settlement, damages, or other remedies or consequences.

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

Under the Separation and Distribution Agreement entered into with VMware, Inc., (currently known as VMware LLC after its conversion into a Delaware limited liability company), upon the completion of the VMware Spin-off on November 1, 2021, Dell Technologies agreed to indemnify VMware, Inc., each of its subsidiaries and each of their respective directors, officers, employees, as well as any successors and assigns of the foregoing, from and against all liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to Dell Technologies as part of the separation of Dell Technologies and VMware, Inc. (individually and together with its subsidiaries, “VMware”) and their respective businesses (the “Separation”). VMware similarly agreed to indemnify Dell Technologies Inc., each of its subsidiaries and each of their respective directors, officers, and employees from and against all liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to VMware as part of the Separation.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

For information on the cross-indemnifications related to the tax matters agreement between the Company and VMware effective upon the Separation on November 1, 2021, see Note 20 of the Notes to the Consolidated Financial Statements.

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

The Company markets and sells its products and services to large corporate clients, governmental agencies, and health care and education accounts, as well as to small and medium-sized businesses and individuals. No single customer accounted for more than 10% of the Company’s consolidated net revenue during the fiscal year ended February 2, 2024, February 3, 2023, and January 28, 2022.

The Company utilizes a limited number of contract manufacturers that assemble a portion of its products. The Company purchases components from suppliers and sells those components to such contract manufacturers. The Company reflects the sale of such components by recognizing non-trade receivables from the contract manufacturers and a reduction in inventory when title and risk of loss pass to the manufacturer. Cash flows related to such transactions are recorded within cash flows from operating activities. The Company does not reflect the sale of the components in revenue and does not recognize any profit on the component sales until the related products are sold to a customer.

The agreements with the majority of the contract manufacturers permit the Company to offset its payables against the receivables, thus mitigating the credit risk wholly or in part. Such receivables were $3.4 billion and $3.3 billion as of February 2, 2024 and February 3, 2023, respectively, and primarily consisted of receivables from the Company’s four largest contract manufacturers. The Company offset its corresponding payables against $2.7 billion and $2.5 billion of such receivables as of February 2, 2024 and February 3, 2023, respectively. The portion of receivables not offset is included in other current assets in the Consolidated Statements of Financial Position.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 13 — INCOME AND OTHER TAXES

The following table presents components of the income tax expense (benefit) for continuing operations recognized for the periods indicated:

	Fiscal Year Ended
	February 2, 2024	February 3, 2023	January 28, 2022

	(in millions)
Current:
Federal	$149	$605	$166
State/local	33	176	76
Foreign	601	739	960
Current	783	1,520	1,202
Deferred:
Federal	(106)	(483)	(54)
State/local	(42)	(103)	—
Foreign	57	(131)	(167)
Deferred	(91)	(717)	(221)
Income tax expense	$692	$803	$981

The following table presents components of income (loss) before income taxes for continuing operations for the periods indicated:

	Fiscal Year Ended
	February 2, 2024	February 3, 2023	January 28, 2022

	(in millions)
Domestic	$(52)	$(1,316)	$1,414
Foreign	3,939	4,541	4,509
Income before income taxes	$3,887	$3,225	$5,923

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents a reconciliation of the Company’s effective tax rate to the statutory U.S. federal tax rate for continuing operations for the periods indicated:

	Fiscal Year Ended
	February 2, 2024	February 3, 2023	January 28, 2022
U.S. federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	(0.2)	2.0	1.7
Tax impact of foreign operations	2.7	(0.8)	(0.3)
Change in valuation allowance	0.3	0.4	0.4
Non-deductible transaction-related costs	—	0.8	1.2
Stock-based compensation expense	(0.9)	(2.4)	(2.4)
U.S. R&D tax credits	(4.6)	(2.6)	(1.3)
Legal entity restructuring	—	—	(4.1)
Class V transaction litigation settlement	—	5.8	—
Other	(0.5)	0.7	0.4
Total	17.8%	24.9%	16.6%

Changes related to the Company’s effective tax rates for the fiscal years ended February 2, 2024, February 3, 2023, and January 28, 2022 were primarily driven by items discrete to those years. Additionally, the Company’s effective tax rate for the fiscal year ended February 2, 2024 as compared to the fiscal year ended February 3, 2023 reflected the tax impact of foreign operations and benefits from U.S. research and development tax credits. The Company’s effective tax rate for the fiscal year ended February 3, 2023 includes the impact of a $0.9 billion expense recognized in connection with the agreement to settle the Class V transaction litigation described in Note 12 of the Notes to the Consolidated Financial Statements. The Company’s effective tax rate for the fiscal year ended January 28, 2022 includes tax expense of $1.0 billion on a pre-tax gain of $4.0 billion related to the divestiture of Boomi during the period, as well as tax benefits of $367 million on $1.6 billion of debt extinguishment fees and $244 million related to the restructuring of certain legal entities.

The differences between the effective income tax rates and the U.S. federal statutory rate of 21% principally result from the geographical distribution of income, differences between the book and tax treatment of certain items, and discrete tax items. In certain jurisdictions, the Company’s tax rate is significantly less than the applicable statutory rate as a result of tax holidays. The majority of the Company’s foreign income subject to these tax holidays and lower tax rates is attributable to Singapore and China. A significant portion of these income tax benefits relates to a tax holiday that will be effective until January 31, 2029. Most of the Company’s other tax holidays will expire in whole or in part during fiscal years 2030 and 2031. Many of these tax holidays and reduced tax rates may be extended when certain conditions are met or may be terminated early if certain conditions are not met or as a result of changes in tax legislation. As of February 2, 2024, the Company was not aware of any matters of non-compliance related to these tax holidays or enacted tax legislative changes affecting these tax holidays. For the fiscal years ended February 2, 2024, February 3, 2023, and January 28, 2022, the income tax benefits attributable to the tax status of the affected subsidiaries were estimated to be approximately $244 million ($0.33 per share), $123 million ($0.16 per share), and $466 million ($0.59 per share), respectively. These income tax benefits are included in tax impact of foreign operations in the table above.

As of February 2, 2024, the Company has undistributed earnings of certain foreign subsidiaries of approximately $36.4 billion that remain indefinitely reinvested, and as such has not recognized a deferred tax liability. Determination of the amount of unrecognized deferred income tax liability related to these undistributed earnings is not practicable. The Company believes that a significant portion of the Company’s undistributed earnings as of February 2, 2024 will not be subject to further U.S. federal taxation.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents the components of the Company’s net deferred tax assets (liabilities) as of the dates indicated:

	February 2, 2024	February 3, 2023

	(in millions)
Deferred tax assets:
Deferred revenue and warranty provisions	$1,878	$1,959
Credit carryforwards	554	938
Loss carryforwards	619	467
Operating and compensation related accruals	478	506
Capitalized research and development	302	263
Other (a)	320	417
Deferred tax assets (b)	4,151	4,550
Valuation allowance	(1,232)	(1,535)
Deferred tax assets, net of valuation allowance	2,919	3,015
Deferred tax liabilities:
Leasing and financing	(397)	(363)
Property and equipment	(377)	(470)
Intangibles	(338)	(483)
Other	(375)	(339)
Deferred tax liabilities (b)	(1,487)	(1,655)
Net deferred tax assets	$1,432	$1,360
____________________
(a)    As of February 2, 2024, the Company elected to present provisions for product returns and doubtful accounts within Other. Prior period balances have been recast to conform to this presentation.
(b)    Deferred tax assets and deferred tax liabilities are included in other non-current assets and other non-current liabilities, respectively, in the Consolidated Statements of Financial Position.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables present the net operating loss carryforwards, tax credit carryforwards, and other deferred tax assets with related valuation allowances recognized as of the dates indicated:

	February 2, 2024
	Deferred Tax Assets	Valuation Allowance	Net Deferred Tax Assets	First Year Expiring

	(in millions)
Credit carryforwards	$554	$(549)	$5	Fiscal 2025
Loss carryforwards	619	(405)	214	Fiscal 2025
Other deferred tax assets	2,978	(278)	2,700	NA
Total	$4,151	$(1,232)	$2,919

	February 3, 2023
	Deferred Tax Assets	Valuation Allowance	Net Deferred Tax Assets	First Year Expiring

	(in millions)
Credit carryforwards	$938	$(935)	$3	Fiscal 2024
Loss carryforwards	467	(317)	150	Fiscal 2024
Other deferred tax assets	3,145	(283)	2,862	NA
Total	$4,550	$(1,535)	$3,015

The Company’s credit carryforwards as of February 2, 2024 and February 3, 2023 relate primarily to U.S. tax credits and include state and federal tax credits associated with research and development, as well as foreign tax credits associated with the U.S. Tax Cuts and Jobs Act. The Company assessed the realizability of these U.S. tax credits and has recorded a valuation allowance against the credits it does not expect to utilize. The decrease in credit carryforwards and corresponding valuation allowance for the fiscal year ended February 2, 2024 was primarily attributable to changes in the determination of foreign tax credits associated with the U.S. Tax Cuts and Jobs Act. These credit carryforwards were not previously expected to be utilized and had a full valuation allowance. Accordingly, such changes had no impact on the Company’s effective tax rate. The Company’s loss carryforwards as of February 2, 2024 and February 3, 2023 include net operating loss carryforwards from federal, state, and foreign jurisdictions. The valuation allowances for other deferred tax assets as of February 2, 2024 and February 3, 2023 primarily relate to foreign jurisdictions, the changes in which are included in tax impact of foreign operations in the Company’s effective tax reconciliation. The Company has determined that it will be able to realize the remainder of its deferred tax assets.

The following table presents the changes in the valuation allowance for deferred tax assets for the periods indicated:

	Fiscal Year Ended
	February 2, 2024	February 3, 2023	January 28, 2022

	(in millions)
Balance at beginning of period	$1,535	$1,423	$1,297
Charged to income tax provision	(299)	84	155
Charged to other accounts	(4)	28	(29)
Balance at end of period	$1,232	$1,535	$1,423

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents a reconciliation of the Company’s beginning and ending balances of unrecognized tax benefits for the periods indicated:

	Fiscal Year Ended
	February 2, 2024	February 3, 2023	January 28, 2022

	(in millions)
Beginning Balance	$1,812	$1,595	$1,620
Increases related to tax positions of the current year	4	132	113
Increases related to tax position of prior years	828	181	143
Reductions for tax positions of prior years	(177)	(46)	(153)
Lapse of statute of limitations	(35)	(41)	(78)
Audit settlements	(65)	(9)	(50)
Ending Balance	$2,367	$1,812	$1,595
The table above does not include accrued interest and penalties of $394 million as of both February 2, 2024 and February 3, 2023, and $383 million as of January 28, 2022. Additionally, the table does not include certain tax benefits associated with interest and state tax deductions and other indirect jurisdictional effects of uncertain tax positions, which were $1,438 million, $910 million, and $817 million as of February 2, 2024, February 3, 2023, and January 28, 2022, respectively.

After taking these items into account, the Company’s net unrecognized tax benefits were $1.3 billion as of February 2, 2024 and February 3, 2023, and $1.2 billion as of January 28, 2022, and are included in other non-current liabilities in the Consolidated Statements of Financial Position.

The unrecognized tax benefits in the table above include $1.2 billion, $1.1 billion, and $0.9 billion as of February 2, 2024, February 3, 2023, and January 28, 2022, respectively, that, if recognized, would have impacted income tax expense. Interest and penalties related to income tax liabilities are included in income tax expense. The impact of interest and penalties on the Company’s tax provision was immaterial for the fiscal years ended February 2, 2024, February 3, 2023, and January 28, 2022.

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

The Company is also currently under income tax audits in various U.S. state and foreign taxing jurisdictions. The Company is undergoing negotiations, and in some cases contested proceedings, relating to tax matters with the taxing authorities in these jurisdictions. With respect to major U.S. state and foreign taxing jurisdictions, the Company is generally not subject to tax examinations for years prior to the fiscal year ended January 29, 2010. The Company believes that it has provided adequate reserves related to all matters contained in tax periods open to examination, including the IRS audits described above. Although the Company believes it has made adequate provisions for the uncertainties with respect to these audits, should the Company experience unfavorable outcomes, such outcomes could have a material impact on its results of operations, financial position, and cash flows.

Judgment is required in evaluating the Company’s uncertain tax positions and determining the Company’s provision for income taxes. Although the timing of resolution or closure of uncertain tax positions is not certain, the Company believes it is reasonably possible that certain tax matters in various jurisdictions could be concluded within the next twelve months. The resolution of these matters could reduce the Company’s unrecognized tax benefits by up to $0.4 billion including interest and penalties. Such a reduction would have a material impact on the Company’s effective tax rate.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The following table presents changes in accumulated other comprehensive income (loss), net of tax, by the following components as of the dates indicated:

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Pension and Other Postretirement Plans	Accumulated Other Comprehensive Income (Loss)

	(in millions)
Balances as of January 29, 2021	$(150)	$(86)	$(78)	$(314)
Other comprehensive income (loss) before reclassifications	(385)	374	37	26
Amounts reclassified from accumulated other comprehensive income (loss)	—	(158)	7	(151)
Spin-off of VMware	9	(1)	—	8
Total change for the period	(376)	215	44	(117)
Balances as of January 28, 2022	$(526)	$129	$(34)	$(431)
Other comprehensive income (loss) before reclassifications	(222)	354	1	133
Amounts reclassified from accumulated other comprehensive income (loss)	—	(705)	1	(704)
Total change for the period	(222)	(351)	2	(571)
Less: Change in comprehensive loss attributable to non-controlling interests	(1)	—	—	(1)
Balances as of February 3, 2023	$(747)	$(222)	$(32)	$(1,001)
Other comprehensive income (loss) before reclassifications	(8)	85	15	92
Amounts reclassified from accumulated other comprehensive income (loss)	—	107	2	109
Total change for the period	(8)	192	17	201
Balances as of February 2, 2024	$(755)	$(30)	$(15)	$(800)

Amounts related to the Company’s cash flow hedges are reclassified to net income during the same period in which the items being hedged are recognized in earnings. See Note 9 of the Notes to the Consolidated Financial Statements for more information about the Company’s derivative instruments.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents reclassifications out of accumulated other comprehensive income (loss), net of tax, to net income for the periods indicated:

	Fiscal Year Ended
	February 2, 2024			February 3, 2023			January 28, 2022
	Cash Flow Hedges	Pensions	Total	Cash Flow Hedges	Pensions	Total	Cash Flow Hedges	Pensions	Total

	(in millions)
Total reclassifications, net of tax:
Net revenue	$(98)	$—	$(98)	$736	$—	$736	$158	$—	$158
Cost of net revenue	(9)	—	(9)	(31)	—	(31)	(3)	—	(3)
Operating expenses	—	(2)	(2)	—	(1)	(1)	—	(7)	(7)
Income from discontinued operations	—	—	—	—	—	—	3	—	3
Total reclassifications, net of tax	$(107)	$(2)	$(109)	$705	$(1)	$704	$158	$(7)	$151

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 15 — CAPITALIZATION

The following table presents the Company’s authorized, issued, and outstanding common stock as of the dates indicated:

	Authorized	Issued	Outstanding

	(in millions)
Common stock as of February 2, 2024
Class A	600	353	353
Class B	200	86	86
Class C	7,900	382	266
Class D	100	—	—
	8,800	821	705

Common stock as of February 3, 2023
Class A	600	379	379
Class B	200	95	95
Class C	7,900	324	242
Class D	100	—	—
	8,800	798	716

Preferred Stock

The Company is authorized to issue one million shares of preferred stock, par value $0.01 per share. As of February 2, 2024 and February 3, 2023, no shares of preferred stock were issued or outstanding.

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

During the fiscal year ended February 2, 2024, the Company issued 34 million shares of Class C Common Stock to stockholders upon the conversion of 25 million shares of Class A Common Stock and 9 million shares of Class B Common Stock in accordance with the Company’s certificate of incorporation.

During the fiscal year ended February 3, 2023, there were no conversions of shares of Class A Common Stock or Class B Common Stock into shares of Class C Common Stock.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the fiscal year ended January 28, 2022, the Company issued an aggregate of 6 million shares of Class C Common Stock to stockholders upon their conversion of the same number of shares of Class A Common Stock into Class C Common Stock in accordance with the Company’s certificate of incorporation.

Dividends

On February 24, 2022, the Company announced that the Board of Directors adopted a dividend policy providing for payment of quarterly cash dividends on the Dell Technologies Common Stock.

The Company paid the following dividends during the periods presented:

Declaration Date	Record Date	Payment Date	Dividend per Share	Amount (in millions)

Fiscal 2024
March 2, 2023	April 25, 2023	May 5, 2023	$0.37	$270
June 16, 2023	July 25, 2023	August 4, 2023	$0.37	$268
September 28, 2023	October 24, 2023	November 3, 2023	$0.37	$266
December 5, 2023	January 23, 2024	February 2, 2024	$0.37	$261
Fiscal 2023
February 24, 2022	April 20, 2022	April 29, 2022	$0.33	$248
June 7, 2022	July 20, 2022	July 29, 2022	$0.33	$242
September 6, 2022	October 19, 2022	October 28, 2022	$0.33	$238
December 6, 2022	January 25, 2023	February 3, 2023	$0.33	$236

During the fiscal year ended February 2, 2024, the Company also paid an immaterial amount of dividend equivalents on eligible vested equity awards which are not included above.

On February 29, 2024, subsequent to the close of the fiscal year ended February 2, 2024, the Company announced that the Board of Directors approved a 20% increase in the dividend to a rate of $0.445 per share per fiscal quarter beginning in the first quarter of the fiscal year ending January 31, 2025.

Repurchases of Common Stock

Effective as of September 23, 2021, the Company’s Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to $5 billion of shares of Class C Common Stock with no fixed expiration date.

Effective as of October 5, 2023, the Company’s Board of Directors approved the repurchase of an additional $5 billion of shares of the Company’s Class C Common Stock under the stock repurchase program. Following the approval, the Company had approximately $5.7 billion in authorized amount remaining under the program.

During the fiscal year ended February 2, 2024, the Company repurchased approximately 34 million shares of Class C Common Stock for a total purchase price of approximately $2.1 billion. During the fiscal year ended February 3, 2023, the Company repurchased approximately 62 million shares of Class C Common Stock for a total purchase price of approximately $2.8 billion. During the fiscal year ended January 28, 2022, the Company repurchased 12 million shares of Class C Common Stock for a total purchase price of approximately $659 million.

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

The following table presents basic and diluted earnings per share for the periods indicated:

	Fiscal Year Ended
	February 2, 2024	February 3, 2023	January 28, 2022
Earnings per share attributable to Dell Technologies Inc. — basic:
Continuing operations	$4.46	$3.33	$6.49
Discontinued operations	$—	$—	$0.81

Earnings per share attributable to Dell Technologies Inc. — diluted:
Continuing operations	$4.36	$3.24	$6.26
Discontinued operations	$—	$—	$0.76

The following table presents the computation of basic and diluted earnings per share for the periods indicated:

	Fiscal Year Ended
	February 2, 2024	February 3, 2023	January 28, 2022

	(in millions)
Numerator: Dell Technologies Common Stock
Net income attributable to Dell Technologies Inc. — basic and diluted	$3,211	$2,442	$4,948

Numerator: Discontinued operations
Income from discontinued operations, net of income taxes — basic	$—	$—	$615
Incremental dilution from VMware, Inc.	—	—	(7)
Income from discontinued operations, net of income taxes, attributable to Dell Technologies Inc. — diluted	$—	$—	$608

Denominator: Dell Technologies Common Stock weighted-average shares outstanding
Weighted-average shares outstanding — basic	720	734	762
Dilutive effect of equity awards	16	19	29
Weighted-average shares outstanding — diluted	736	753	791
Weighted-average shares outstanding — antidilutive	4	9	—

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 17 — STOCK-BASED COMPENSATION

Stock-Based Compensation Expense

The following table presents stock-based compensation expense recognized in the Consolidated Statements of Income for the periods indicated:

	Fiscal Year Ended
	February 2, 2024	February 3, 2023	January 28, 2022

	(in millions)
Stock-based compensation expense:
Cost of net revenue	$149	$152	$133
Operating expenses	729	779	675
Stock-based compensation expense from continuing operations before taxes	878	931	808
Stock-based compensation expense from discontinued operations before taxes (a)	—	—	814
Total stock-based compensation expense before taxes	878	931	1,622
Income tax benefit	(157)	(163)	(296)
Total stock-based compensation expense, net of income taxes	$721	$768	$1,326
____________________
(a)    Stock-based compensation expense from discontinued operations before taxes represents VMware stock-based compensation expense and is included in income from discontinued operations, net of taxes, on the Consolidated Statements of Income for periods prior to the VMware Spin-off.

Dell Technologies Inc. Stock-Based Compensation Plan

Dell Technologies Inc. 2023 Stock Incentive Plan — Employees, consultants, non-employee directors, and other service providers of the Company or its affiliates are eligible to participate in the Dell Technologies Inc. 2023 Stock Incentive Plan, which became effective on June 20, 2023 upon its approval by stockholders (the “2023 Plan”). The 2023 Plan authorizes the Company to grant stock options, restricted stock units (“RSUs”), stock appreciation rights (“SARs”), restricted stock awards, deferred stock units, and dividend equivalents. The 2023 Plan replaced the Dell Technologies Inc. 2013 Stock Incentive Plan (as amended and restated, the “2013 Plan”). Upon effectiveness of the 2023 Plan, no further awards were authorized for grant under the 2013 Plan.

The 2023 Plan authorizes the issuance of an aggregate of up to approximately 103.3 million shares of the Class C Common Stock, including (a) 50.0 million shares of Class C Common Stock that were authorized for offering and issuance under the 2023 Plan, (b) approximately 7.0 million shares of Class C Common Stock that remained available for issuance under the 2013 Plan as of the effective date of the 2023 Plan, and (c) up to approximately 46.3 million shares of Class C Common Stock subject to awards outstanding under the 2013 Plan as of the effective date of the 2023 Plan that subsequently expire or terminate prior to exercise or settlement. As of February 2, 2024, there were approximately 58 million shares of Class C Common Stock available for future grants under the 2023 Plan.

Restricted Stock — The Company’s awards primarily consist of RSUs granted to employees. During the fiscal years ended February 2, 2024, February 3, 2023, and January 28, 2022, the Company granted long-term incentive awards in the form of service-based RSUs and performance-based RSUs (“PSUs”) in order to align critical talent retention programs with the interests of holders of the Class C Common Stock.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Beginning with grants made during the fiscal year ended February 3, 2023, dividend equivalents accrue on outstanding RSUs and PSUs when a dividend is paid to the Company’s common stockholders. Accrued dividend equivalents will be paid when the underlying RSUs and PSUs vest.

The following table presents the assumptions utilized in the Monte Carlo valuation model for the periods indicated:

	Fiscal Year Ended
	February 2, 2024	February 3, 2023	January 28, 2022
Weighted-average grant date fair value (a)	$43.91	$73.26	$134.01
Term (in years)	3	3	3
Risk-free rate (U.S. Government Treasury Note)	3.8%	2.0%	0.3%
Expected volatility	35%	39%	43%
Expected dividend yield	—%	—%	—%
____________________
(a)    Weighted-average grant date fair value for periods prior to the completion of the VMware Spin-off is calculated using pre-spin off stock prices and has not been adjusted to reflect the impact of the conversion ratio on the Class C Common Stock.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents RSU activity settled in Class C Common Stock for the periods indicated:

	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (a)
	(in millions)	(per unit)
Outstanding as of January 29, 2021	33	$43.09
Granted	13	88.13
VMware Spin-off adjustment (b)	30	NA
Vested	(13)	39.33
Forfeited	(4)	46.27
Outstanding as of January 28, 2022	59	31.67
Granted	23	48.11
Vested	(27)	29.96
Forfeited	(5)	39.26
Outstanding as of February 3, 2023	50	39.44
Granted	23	39.62
Vested	(31)	32.02
Forfeited	(3)	46.99
Outstanding as of February 2, 2024 (c)	39	$44.68	$3,399
Vested and expected to vest, February 2, 2024	37	$44.83	$3,206
____________________
(a)    The aggregate intrinsic value represents the total pre-tax intrinsic values based on the closing price of $86.32 of the Class C Common Stock on February 2, 2024 as reported on the NYSE that would have been received by the RSU holders if the RSUs had been issued as of February 2, 2024.
(b)    In connection with the VMware Spin-off, and as authorized by the 2013 Plan, Dell Technologies made certain adjustments to the number of RSUs using a conversion ratio of approximately 1.97 to 1 to preserve the intrinsic value of the awards prior to the VMware Spin-off.
(c)    As of February 2, 2024, the 39 million units outstanding included 33 million RSUs and 6 million PSUs.

The total fair value of RSU awards that vested during the fiscal years ended February 2, 2024, February 3, 2023, and January 28, 2022 was $973 million, $827 million, and $493 million, respectively, with a pre-tax intrinsic value of $1,230 million, $1,371 million, and $1,097 million, respectively.

As of February 2, 2024, there was $848 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to these awards expected to be recognized over a weighted-average period of approximately 1.7 years.

Dell Technologies Shares Withheld for Taxes — Beginning in the fiscal year ended February 3, 2023, shares of Class C Common Stock are generally withheld from issuance to cover employee taxes for the vesting of restricted stock units. During the fiscal year ended January 28, 2022, shares of Class C Common Stock were withheld from issuance to cover employee taxes for both the vesting of restricted stock units and the exercise of stock options only under certain situations. For the fiscal years ended February 2, 2024, February 3, 2023, and January 28, 2022, 9.0 million, 8.0 million, and 0.4 million shares, respectively, were withheld to cover $366 million, $388 million, and $40 million, respectively, of employees’ tax obligations. The value of the withheld shares was classified as a reduction to common stock and capital in excess of par value.

Stock Option Activity — In addition to RSU activity, the Company also had stock option activity which was not material during the fiscal years ended February 2, 2024, February 3, 2023, and January 28, 2022. Stock options are granted with option exercise prices equal to the fair market value of the Company’s Class C Common Stock and expire ten years after the grant date.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other Plans
In addition to the 2023 Plan described above, the Company’s consolidated subsidiary, Secureworks, maintains its own equity plan and issues equity grants settling in its Class A common stock. The stock option and restricted stock unit activity under this plan was not material to the Company during the fiscal years ended February 2, 2024, February 3, 2023, and January 28, 2022.

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

U.S. Pension Plan — The Company sponsors a noncontributory defined benefit retirement plan in the United States (the “U.S. pension plan”) which was assumed in connection with the EMC merger transaction. As of December 1999, the U.S. pension plan was frozen, so employees no longer accrue retirement benefits for future services. The measurement date for the U.S. pension plan is the end of the Company’s fiscal year. The Company did not make any material contributions to the U.S. pension plan for the fiscal years ended February 2, 2024, February 3, 2023, and January 28, 2022, and does not expect to make any significant contributions in Fiscal 2025.

Net periodic benefit costs related to the U.S. pension plan were immaterial for the fiscal years ended February 2, 2024, February 3, 2023, and January 28, 2022.

The following table presents attributes of the U.S. pension plan as of the dates indicated:

	February 2, 2024	February 3, 2023

	(in millions)
Plan assets at fair value (a)	$440	$439
Benefit obligations	(457)	(484)
Underfunded position (b)	$(17)	$(45)
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

As of February 2, 2024, future benefit payments for the U.S. pension plan are expected to be paid as follows: $34 million in Fiscal 2025; $38 million in Fiscal 2026; $38 million in Fiscal 2027; $38 million in Fiscal 2028; $38 million in Fiscal 2029; and $179 million thereafter.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

International Pension Plans — The Company also sponsors retirement plans outside of the United States which qualify as defined benefit plans. The following table presents attributes of the international pension plans as of the dates indicated:

	February 2, 2024	February 3, 2023

	(in millions)
Plan assets at fair value (a)	$224	$221
Benefit obligations	(420)	(423)
Underfunded position (b)	$(196)	$(202)
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

Defined Contribution Retirement Plans

Dell 401(k) Plan — The Company maintains a defined contribution retirement plan (the “Dell 401(k) Plan”) that complies with Section 401(k) of the Internal Revenue Code. Only U.S. employees and employees of certain subsidiaries, except those who are covered by a collective bargaining agreement, classified as a leased employee or a nonresident alien, or are covered under a separate plan, are eligible to participate in the Dell 401(k) Plan. Participation in the Dell 401(k) Plan is at the election of the employee. As of February 2, 2024, the Company matched 100% of each participant’s voluntary contributions (the “Dell 401(k) employer match”), subject to a maximum contribution of 6% of the participant’s eligible compensation, up to an annual limit of $7,500. Participants vest immediately in all contributions to the Dell 401(k) Plan. The Company’s matching contributions as well as participants’ voluntary contributions are invested according to each participant’s elections in the investment options provided under the Dell 401(k) Plan. The Company’s contributions during the fiscal years ended February 2, 2024, February 3, 2023, and January 28, 2022 were $238 million, $263 million, and $249 million, respectively.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 19 — SEGMENT INFORMATION

The Company has two reportable segments that are based on the following business units: Infrastructure Solutions Group (“ISG”) and Client Solutions Group (“CSG”).

ISG includes the Company’s storage, server, and networking offerings. The Company’s comprehensive storage portfolio includes modern and traditional storage solutions, including all-flash arrays, scale-out file, object platforms, hyper-converged infrastructure, and software-defined storage. The Company’s server portfolio includes high-performance general-purpose and AI-optimized servers. The Company’s networking portfolio includes wide area network infrastructure, data center and edge networking switches, and cables and optics. ISG also offers software, peripherals, and services, including consulting and support and deployment.

CSG includes offerings designed for commercial and consumer customers. The Company’s CSG portfolio includes branded PCs including notebooks, desktops, and workstations, branded peripherals, and third-party software and peripherals. CSG also includes services offerings, such as configuration, support and deployment, and extended warranties.

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

Following the completion of the VMware Spin-off and pursuant to the CFA, as described in Note 1 and Note 3 of the Notes to the Consolidated Financial Statements, Dell Technologies acted as a distributor of VMware’s standalone products and services and purchased such products and services for resale to end-user customers (“VMware Resale”). The results of VMware Resale transactions are reflected in other businesses.

On November 22, 2023, VMware was acquired by Broadcom. Following the acquisition, Broadcom announced changes to its go-to-market approach for VMware offerings which impacted the Company’s commercial relationship with VMware. In response to such changes, on January 25, 2024, under a provision of the CFA permitting it to terminate the agreement upon a change in control of VMware, the Company delivered notice of termination of the CFA to Broadcom under which the agreement will terminate on March 25, 2024.

The Company continues to integrate select VMware products and services with Dell Technologies’ offerings and sell them to end-users. The results of such offerings are reflected within CSG or ISG, depending upon the nature of the underlying offering sold.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents a reconciliation of net revenue by the Company’s reportable segments to the Company’s consolidated net revenue as well as a reconciliation of segment operating income to the Company’s consolidated operating income for the periods indicated:

	Fiscal Year Ended
	February 2, 2024	February 3, 2023	January 28, 2022

	(in millions)
Consolidated net revenue:
Infrastructure Solutions Group	$33,885	$38,356	$34,366
Client Solutions Group	48,916	58,213	61,464
Reportable segment net revenue	82,801	96,569	95,830
Other businesses (a) (b)	5,614	5,721	5,388
Unallocated transactions (c)	10	11	11
Impact of purchase accounting (d)	—	—	(32)
Total consolidated net revenue	$88,425	$102,301	$101,197

Consolidated operating income:
Infrastructure Solutions Group	$4,286	$5,045	$3,736
Client Solutions Group	3,512	3,824	4,365
Reportable segment operating income	7,798	8,869	8,101
Other businesses (a) (b)	(129)	(240)	(319)
Unallocated transactions (c)	9	8	3
Impact of purchase accounting (d)	(14)	(44)	(67)
Amortization of intangibles	(819)	(970)	(1,641)
Transaction-related expenses (e)	(12)	(22)	(273)
Stock-based compensation expense (f)	(878)	(931)	(808)
Other corporate expenses (g)	(744)	(899)	(337)
Total consolidated operating income	$5,211	$5,771	$4,659
____________________
(a)Other businesses consists of (i) VMware Resale, (ii) Secureworks, and (iii) Virtustream, and do not meet the requirements for a reportable segment, either individually or collectively.
(b)The Company completed the sale of Boomi on October 1, 2021. Prior to the divestiture, Boomi’s results were included within other businesses. See Note 1 of the Notes to the Consolidated Financial Statements for further information about the divestiture of Boomi.
(c)Unallocated transactions includes other corporate items that are not allocated to Dell Technologies’ reportable segments.
(d)Impact of purchase accounting includes non-cash purchase accounting adjustments that are primarily related to the EMC merger transaction.
(e)Transaction-related expenses includes acquisition, integration, and divestiture related costs. During Fiscal 2022 this category also includes costs incurred in connection with the VMware Spin-off described in Note 1 and Note 3 of the Notes to the Consolidated Financial Statements.
(f)Stock-based compensation expense consists of equity awards granted based on the estimated fair value of those awards at grant date.
(g)Other corporate expenses includes impairment charges, severance expense, incentive charges related to equity investments, facility action costs, payroll taxes associated with stock-based compensation, and other costs.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents the disaggregation of net revenue by reportable segment and by major product categories within the segments for the periods indicated:

	Fiscal Year Ended
	February 2, 2024	February 3, 2023	January 28, 2022

	(in millions)
Net revenue:
Infrastructure Solutions Group:
Servers and networking	$17,624	$20,398	$17,901
Storage	16,261	17,958	16,465
Total ISG net revenue	$33,885	$38,356	$34,366
Client Solutions Group:
Commercial	$39,814	$45,556	$45,576
Consumer	9,102	12,657	15,888
Total CSG net revenue	$48,916	$58,213	$61,464

The following table presents net revenue allocated between the United States and foreign countries for the periods indicated:

	Fiscal Year Ended
	February 2, 2024	February 3, 2023	January 28, 2022

	(in millions)
Net revenue:
United States	$43,986	$49,201	$46,752
Foreign countries	44,439	53,100	54,445
Total net revenue	$88,425	$102,301	$101,197

The following table presents property, plant, and equipment, net allocated between the United States and foreign countries as of the dates indicated:

	February 2, 2024	February 3, 2023

	(in millions)
Property, plant, and equipment, net:
United States	$4,330	$4,163
Foreign countries	2,102	2,046
Total property, plant, and equipment, net	$6,432	$6,209

The allocation between domestic and foreign net revenue is based on the location of the customers. Net revenue from any single foreign country did not constitute more than 10% of the Company’s consolidated net revenue for any of the fiscal years ended February 2, 2024, February 3, 2023, and January 28, 2022. As of February 2, 2024 and February 3, 2023, property, plant, and equipment, net primarily related to domestic ownership. Within foreign countries, property, plant, and equipment, net of $0.8 billion was located in Ireland.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 20 — RELATED PARTY TRANSACTIONS

Prior to the acquisition of VMware by Broadcom, VMware was considered a related party of the Company as a result of Michael Dell’s ownership interests in both Dell Technologies and VMware as well as Mr. Dell’s service as Chairman and Chief Executive Officer of Dell Technologies and as Chairman of the Board of VMware, Inc. On November 22, 2023, upon the completion of Broadcom’s acquisition of VMware, Mr. Dell’s ownership interest in VMware and his position as Chairman of the Board of VMware terminated. The Company has determined that Broadcom’s acquisition terminated the Company’s related party relationship with VMware effective as of November 22, 2023 and that no related party relationship exists with Broadcom or VMware as of February 2, 2024.

The information provided below includes a summary of related party transactions with VMware for the periods presented within this report. Such transactions were considered related party transactions only through November 21, 2023, the day immediately preceding Broadcom’s acquisition of VMware. The Company continues to engage in select transactions with VMware following the completion of Broadcom’s acquisition and the termination of the related party relationship. See Note 19 of the Notes to the Consolidated Financial Statements for additional information.

Related Party Transactions with VMware

•Dell Technologies integrated or bundled select VMware products and services with Dell Technologies’ products and sold them to end-users. Dell Technologies also acted as a distributor, purchasing VMware’s standalone products and services for resale to end-user customers. Where applicable, costs under these arrangements were presented net of rebates received by Dell Technologies.

•DFS provided financing to certain VMware end-users, which resulted in the recognition of amounts due to related parties on the Consolidated Statements of Financial Position. Associated financing fees were recorded to product net revenue on the Consolidated Statements of Income and are reflected within sales and leases of products to VMware in the table below.

•Dell Technologies procured products and services from VMware for its internal use. For the fiscal years ended February 2, 2024, February 3, 2023, and January 28, 2022, costs incurred associated with products and services purchased from VMware for internal use were immaterial.

•Dell Technologies sold and leased products and sold services to VMware. For the fiscal years ended February 2, 2024, February 3, 2023, and January 28, 2022, revenue recognized from sales of services to VMware was immaterial.

•Dell Technologies and VMware entered into joint marketing, sales, and branding arrangements, for which both parties incurred costs. For the fiscal years ended February 2, 2024, February 3, 2023, and January 28, 2022, consideration received from VMware for joint marketing, sales, and branding arrangements was immaterial.

•Dell Technologies and VMware entered into a transition services agreement in connection with the VMware Spin-off to provide various support services, including investment advisory services, certain support services from Dell Technologies personnel, and other transitional services. Costs incurred associated with this agreement were immaterial for the fiscal years ended February 3, 2023 and January 28, 2022. Activities under the agreement concluded during Fiscal 2023.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents information about the impact of Dell Technologies’ related party transactions with VMware on the Consolidated Statements of Income for the periods presented:

		Fiscal Year Ended
	Classification	February 2, 2024 (a)	February 3, 2023	January 28, 2022

		(in millions)
Sales and leases of products to VMware	Net revenue - products	$103	$154	$188
Purchase of VMware products for resale	Cost of net revenue - products	$1,010	$1,634	$1,577
Purchase of VMware services for resale	Cost of net revenue - services	$2,810	$3,065	$2,487
____________________
(a)     For the fiscal year ended February 2, 2024, amounts are reported only through November 21, 2023, the day immediately preceding the acquisition of VMware by Broadcom.

The following tables present amounts classified as related party balances on the Consolidated Statements of Financial Position as of the dates indicated:

	Classification	February 3, 2023

		(in millions)
Deferred costs related to VMware products and services for resale (a)	Other current assets	$3,000
Deferred costs related to VMware products and services for resale (a)	Other non-current assets	$2,537
____________________
(a)     Deferred costs are not reported as related party balances as of February 2, 2024 as the related party relationship with VMware terminated upon Broadcom’s acquisition of VMware.

	February 2, 2024 (a)	February 3, 2023

	(in millions)
Due from related party, net, current (b)	$—	$378
Due from related party, net, non-current (c)	$—	$440
Due to related party, current (d)	$—	$2,067
____________________
(a)    Amounts due from related party, net were reclassified into accounts receivable, net, other current assets, and other non-current assets, and amounts due to related party, net were reclassified into accounts payable as of February 2, 2024 as, subsequent to Broadcom’s acquisition of VMware, the amounts were no longer considered due from or due to a related party.
(b)    Amounts due from related party, net, current consisted of amounts due from VMware, inclusive of current net tax receivables from VMware under the Tax Agreements described below. Amounts, excluding tax, were generally settled in cash within 60 days.
(c)    Amounts due from related party, net, non-current consisted of the non-current portion of net receivables from VMware under the Tax Agreements.
(d)    Amounts due to related party, current included amounts due to VMware, which were generally settled in cash within 60 days.

Related Party Tax Matters

In connection with the VMware Spin-off and concurrently with the execution of the Separation and Distribution Agreement, effective as of April 14, 2021, Dell Technologies and VMware entered into a Tax Matters Agreement (the “Tax Matters Agreement”) and agreed to terminate the Tax Sharing Agreement as amended on December 30, 2019 (together with the Tax Matters Agreement, the “Tax Agreements”). The Tax Matters Agreement governs Dell Technologies’ and VMware’s respective rights and obligations regarding income and other taxes as well as related matters, including tax liabilities, benefits, attributes, and returns for periods both preceding and proceeding the spin-off.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

The timing of the tax payments due to and from VMware is governed by the Tax Agreements. VMware’s portion of the mandatory one-time transition tax on accumulated earnings of foreign subsidiaries (the “Transition Tax”) is governed by a letter agreement between VMware and Dell Technologies entered into on April 1, 2019.

Pursuant to the Tax Agreements, net receipts from VMware were $286 million during the fiscal year ended February 2, 2024, a portion of which was received subsequent to the completion of Broadcom’s acquisition of VMware, and were immaterial for the fiscal years ended February 3, 2023 and January 28, 2022. Such receipts were primarily related to VMware’s portion of the Transition Tax and federal income taxes on Dell Technologies’ consolidated income tax return.

As of February 2, 2024 and February 3, 2023, the amount due from VMware under the Tax Matters Agreement was $311 million and $599 million, respectively, and primarily related to VMware’s estimated tax obligation resulting from the Transition Tax. The 2017 Tax Cuts and Jobs Act included a deferral election for an eight-year installment payment method on the Transition Tax. Dell Technologies expects VMware to pay the remainder of its Transition Tax over a period of two years.

Upon consummation of the VMware Spin-off, Dell Technologies recorded net income tax indemnification receivables from VMware related to certain income tax liabilities for which Dell Technologies is jointly and severally liable, but for which it is indemnified by VMware under the Tax Matters Agreement. The amounts that VMware may be obligated to pay Dell Technologies could vary depending on the outcome of certain unresolved tax matters, which may not be resolved for several years. The net receivable as of February 2, 2024 and February 3, 2023 was $104 million and $146 million, respectively.

Amounts due from VMware as of February 2, 2024 under the Tax Matters Agreement and the indemnification receivable are no longer considered due from a related party.

Other Related Parties

Transactions with other related parties during the periods presented were immaterial, individually and in aggregate.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 21 — SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION

The following table presents additional information on selected assets included in the Consolidated Statements of Financial Position as of the dates indicated:

	February 2, 2024	February 3, 2023

	(in millions)
Cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$7,366	$8,607
Restricted cash - other current assets (a)	136	272
Restricted cash - other non-current assets (a)	5	15
Total cash, cash equivalents, and restricted cash	$7,507	$8,894
Inventories:
Production materials	$2,321	$3,225
Work-in-process	607	708
Finished goods	694	843
Total inventories	$3,622	$4,776
Prepaid expenses:
Total prepaid expenses (b)	$589	$641
Deferred Costs:
Total deferred costs, current (b)	$5,548	$5,459
Property, plant, and equipment, net (c):
Assets in a customer contract	$5,022	$4,664
Computer and other equipment	3,552	3,401
Land and buildings	2,877	3,059
Internal use software	2,166	1,968
Total property, plant, and equipment	13,617	13,092
Accumulated depreciation and amortization (d)	(7,185)	(6,883)
Total property, plant, and equipment, net	$6,432	$6,209
____________________
(a)    Restricted cash includes cash required to be held in escrow pursuant to DFS securitization arrangements.
(b)    Deferred costs and prepaid expenses are included in other current assets in the Consolidated Statements of Financial Position. Amounts classified as long-term deferred costs are included in other non-current assets and are not disclosed above.
(c)    The Company revised its presentation of property, plant, and equipment, net by major asset class as of February 2, 2024. Prior period balances have been recast to conform to this presentation.
(d)    During the fiscal years ended February 2, 2024, February 3, 2023, and January 28, 2022, the Company recognized $2.0 billion, $1.8 billion, and $1.6 billion, respectively, in depreciation expense.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Warranty Liability

The following table presents changes in the Company’s liability for standard limited warranties for the periods indicated:

	Fiscal Year Ended
	February 2, 2024	February 3, 2023	January 28, 2022

	(in millions)
Warranty liability:
Warranty liability at beginning of period	$467	$480	$473
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties (a)	808	956	957
Service obligations honored	(849)	(969)	(950)
Warranty liability at end of period	$426	$467	$480
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

The following table presents the activity related to the Company’s severance liability for the periods indicated:

	Fiscal Year Ended
	February 2, 2024	February 3, 2023	January 28, 2022

	(in millions)
Severance liability:
Severance liability at beginning of period	$408	$74	$109
Severance charges	648	527	134
Cash paid and other	(704)	(193)	(169)
Severance liability at end of period	$352	$408	$74

The following table presents severance charges as included in the Consolidated Statements of Income for the periods indicated:

	Fiscal Year Ended
	February 2, 2024	February 3, 2023	January 28, 2022

	(in millions)
Severance charges:
Cost of net revenue	$86	$108	$29
Selling, general, and administrative	522	363	98
Research and development	40	56	7
Total severance charges	$648	$527	$134

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The SCF Program does not impact the Company's liquidity as payments for participating supplier invoices are remitted by the Company to the financial institution on the original invoice due date, regardless of whether an individual invoice is sold by the supplier to the financial institution. Further, the Company negotiates payment terms with suppliers regardless of their decision to participate in the SCF Program. Payment terms with such suppliers vary and do not exceed 130 days.

Any amounts due to the financial institution for suppliers participating in the SCF Program are recorded within Accounts Payable on the Consolidated Statements of Financial Position and associated payments are included in cash flows from operating activities on the Consolidated Statements of Cash Flows.

As of February 2, 2024 and February 3, 2023, the Company had $1.1 billion and $1.0 billion, respectively, included within Accounts Payable representing invoices due to suppliers confirmed as valid under the SCF Program.

Interest and other, net

The following table presents information regarding interest and other, net for the periods indicated:

	Fiscal Year Ended
	February 2, 2024	February 3, 2023	January 28, 2022

	(in millions)
Interest and other, net:
Investment income, primarily interest	$305	$100	$42
Gain (loss) on investments, net	47	(206)	569
Interest expense	(1,501)	(1,222)	(1,542)
Foreign exchange	(199)	(265)	(221)
Gain on disposition of businesses and assets	—	—	3,968
Debt extinguishment gain (loss)	68	—	(1,572)
Legal settlement, net	—	(894)	—
Other	(44)	(59)	20
Total interest and other, net	$(1,324)	$(2,546)	$1,264

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 22 — GOVERNMENT ASSISTANCE

The Company receives government assistance in the form of grants and incentives which vary in size, duration, and conditions from various domestic and international governing bodies and related entities which are primarily structured as cash grants and non-income tax incentives. For government assistance in which no specific US GAAP applies, the Company accounts for such transactions as a gain contingency and by analogy to a grant model. Under such model, the Company recognizes the impact of the government assistance on the Consolidated Statements of Income upon reaching reasonable assurance that the Company will comply with the conditions of the assistance and that the grant will be received. The Company classifies the impact of government assistance on the Consolidated Statements of Income based on the underlying nature and purpose of the assistance.

During the fiscal years ended February 2, 2024 and February 3, 2023, government assistance received primarily consisted of the following:

The Company received assistance from foreign governmental entities designed, in part, to promote competitive pricing by providing companies with an offset to local sales taxes incurred on the sales of products to customers. The assistance received is broadly available to companies. To qualify for this assistance, companies are required to invest a portion of local revenue, derived from goods manufactured locally, into research and development activities. The incentives in place are currently set to expire at various dates through 2029. Such expirations could be impacted by future legislation. During the fiscal years ended February 2, 2024 and February 3, 2023, the Company recognized $288 million and $297 million, respectively, within net revenue on the Consolidated Statements of Income related to such assistance.

The Company received incentives from foreign governmental entities to provide reimbursement for various costs incurred that are directly tied to the production or delivery of offerings sold to customers. The agreements governing such assistance require that the Company comply with certain conditions including, but not limited to, the achievement of future operational targets. These agreements currently expire at various dates through 2029. During the fiscal years ended February 2, 2024 and February 3, 2023, the Company recognized a benefit of $166 million and $318 million, respectively, to cost of net revenue on the Consolidated Statements of Income related to such assistance.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 23 — SUBSEQUENT EVENTS

Except as otherwise disclosed, there were no known events occurring after February 2, 2024, and up until the date of issuance of this report that would materially affect the information presented herein.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 2, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of February 2, 2024.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 2, 2024, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of that evaluation, management has concluded that our internal control over financial reporting was effective as of February 2, 2024.

The effectiveness of our internal control over financial reporting as of February 2, 2024 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which is included in “Item 8 — Financial Statements and Supplementary Data.”

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended February 2, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B — OTHER INFORMATION

Trading Arrangements

On January 4, 2024, Richard J. Rothberg, our General Counsel, adopted a written plan for the sale of up to 114,368 shares of the Company’s Class C Common Stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan will expire on August 30, 2024, or on any earlier date on which all of the shares have been sold.

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

See “Part I — Item 1 — Business — Information about our Executive Officers” for more information about our executive officers, which is incorporated by reference in this Item 10. Other information required by this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2024 annual meeting of stockholders, referred to as the “2024 proxy statement,” which we will file with the SEC on or before 120 days after our 2024 fiscal year-end, and which will appear in the 2024 proxy statement under the captions “Proposal 1 — Election of Directors” and “Additional Information — Delinquent Section 16(a) Reports,” if applicable.

The following information about the members of our Board of Directors and the principal occupation or employment of each director is provided as of the date of this report.

Michael S. Dell Chairman and Chief Executive Officer Dell Technologies Inc.	Lynn Vojvodich Radakovich Public Company Director

David W. Dorman Founding Partner Centerview Capital Technology (investments)	Ellen J. Kullman Public Company Director

Egon Durban Co-CEO Silver Lake (private equity)	Steve M. Mollenkopf Public Company Director

William D. Green Public Company Director	David Grain Founder and CEO Grain Management (private equity)

ITEM 11 — EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated herein by reference to the 2024 proxy statement, including the information in the 2024 proxy statement appearing under the captions “Proposal 1 — Election of Directors — Director Compensation” and “Compensation of Executive Officers.”

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 is incorporated herein by reference to the 2024 proxy statement, including the information in the 2024 proxy statement appearing under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated herein by reference to the 2024 proxy statement, including the information in the 2024 proxy statement appearing under the captions “Proposal 1 — Elections of Directors” and “Transactions with Related Persons.”

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 is incorporated herein by reference to the 2024 proxy statement, including the information in the 2024 proxy statement appearing under the caption “Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV
ITEM 15 — EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

(1)     Financial Statements: The following financial statements are filed as part of this report under “Part II — Item 8 — Financial Statements and Supplementary Data”:

Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Position at February 2, 2024 and February 3, 2023
Consolidated Statements of Income for the fiscal years ended February 2, 2024, February 3, 2023, and January 28, 2022
Consolidated Statements of Comprehensive Income for the fiscal years ended February 2, 2024, February 3, 2023, and January 28, 2022
Consolidated Statements of Cash Flows for the fiscal years ended February 2, 2024, February 3, 2023, and January 28, 2022
Consolidated Statements of Stockholders’ Equity (Deficit) for the fiscal years ended February 2, 2024, February 3, 2023, and January 28, 2022
Notes to Consolidated Financial Statements

(2)    Financial Statement Schedules:

All schedules have been omitted because they are not applicable or the required information is otherwise included in the Consolidated Financial Statements or Notes thereto.

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

4.26	Form of Global Note for 3.375% Senior Notes due 2041 (included in Exhibit 4.23).
4.27	Form of Global Note for 3.450% Senior Notes due 2051 (included in Exhibit 4.24).
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

4.29
Amendment No. 1 to the Second Amended and Restated Registration Rights Agreement, dated as of May 27, 2019, among Dell Technologies Inc., Michael S. Dell, Susan Lieberman Dell Separate Property Trust, MSDC Denali Investors, L.P., MSDC Denali EIV, LLC, SL SPV-2, L.P., Silver Lake Partners IV, L.P., Silver Lake Technology Investors IV, L.P., Silver Lake Partners V DE (AIV), L.P., Silver Lake Technology Investors V, L.P., SLP Denali Co-Invest, L.P. and Venezio Investments Pte. Ltd. (incorporated by reference to Exhibit 4.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2020) (Commission File No. 001-37867).

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

4.32
Consent to the Extension of Registration Rights Under the Second Amended and Restated Registration Rights Agreement, dated January 18, 2023, among Dell Technologies Inc. and SL SPV-2 L.P., Silver Lake Partners IV, L.P., Silver Lake Technology Investors IV, L.P., Silver Lake Partners V DE (AIV), L.P., Silver Lake Technology Investors V, L.P. (incorporated by reference to Exhibit 4.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2023) (Commission File No. 001-37867).

4.33
Consent to the Extension of Registration Rights Under the Second Amended and Restated Registration Rights Agreement, dated March 30, 2023, among Dell Technologies Inc. and SL SPV-2 L.P., Silver Lake Partners IV, L.P., Silver Lake Technology Investors IV, L.P., Silver Lake Partners V DE (AIV), L.P., Silver Lake Technology Investors V, L.P. (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 5, 2023) (Commission File No. 001-37867).

4.34
Consent to the Extension of Registration Rights Under the Second Amended and Restated Registration Rights Agreement, dated June 5, 2023, among Dell Technologies Inc. and SL SPV-2 L.P., Silver Lake Partners IV, L.P., Silver Lake Technology Investors IV, L.P., Silver Lake Partners V DE (AIV), L.P., Silver Lake Technology Investors V, L.P. (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 4, 2023) (Commission File No. 001-37867).

4.35
Consent to the Extension of Registration Rights Under the Second Amended and Restated Registration Rights Agreement, dated September 11, 2023, among Dell Technologies Inc. and SL SPV-2 L.P., Silver Lake Partners IV, L.P., Silver Lake Technology Investors IV, L.P., Silver Lake Partners V DE (AIV), L.P., Silver Lake Technology Investors V, L.P. (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 3, 2023) (Commission File No. 001-37867).

4.36†
Consent to the Extension of Registration Rights Under the Second Amended and Restated Registration Rights Agreement, dated December 13, 2023, among Dell Technologies Inc. and SL SPV-2 L.P., Silver Lake Partners IV, L.P., Silver Lake Technology Investors IV, L.P., Silver Lake Partners V DE (AIV), L.P., Silver Lake Technology Investors V, L.P.

4.37
Base Indenture, dated as of January 24, 2023, among Dell International L.L.C, EMC Corporation, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 24, 2023) (Commission File No. 001-37867).

4.38
2028 Notes Supplemental Indenture No. 1, dated as of January 24, 2023, among Dell International L.L.C, EMC Corporation, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 24, 2023) (Commission File No. 001-37867).

4.39
2033 Notes Supplemental Indenture No. 1, dated as of January 24, 2023, among Dell International L.L.C, EMC Corporation, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on January 24, 2023) (Commission File No. 001-37867).

4.40	Form of Global Note for 5.250% Senior Notes due 2028 (included in Exhibit 4.38).
4.41	Form of Global Note for 5.750% Senior Notes due 2033 (included in Exhibit 4.39).
4.42
Amended and Restated Description of Common Stock (incorporated by reference to Exhibit 4.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2023) (Commission File No. 001-37867).

10.1*
Dell Technologies Inc. 2012 Long-Term Incentive Plan (formerly known as Dell Inc. 2012 Long-Term Incentive Plan) as amended and restated as of October 6, 2017 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended November 3, 2017) (Commission File No. 001-37867).

10.2*	Dell Inc. Annual Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2020) (Commission File No. 001-37867).
10.3*
Employment Agreement, dated October 29, 2013, by and among Dell Inc., the Company and Michael S. Dell (incorporated by reference to Exhibit 10.7 to Amendment No. 3 to the Company’s 2016 Form S-4 filed with the Commission on April 11, 2016) (Registration No. 333-208524).

10.4*
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

10.7
Amended and Restated Master Transaction Agreement among EMC Corporation, Dell Technologies Inc. and VMware, Inc. dated January 9, 2018 (incorporated by reference to Exhibit 10.1 to VMware, Inc.’s Annual Report on Form 10-K for the fiscal year ended February 2, 2018) (Commission File No. 001-33622).

10.8*
Form of Indemnification Agreement between the Company and certain members of its Board of Directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2022) (Commission File No. 001-37867).

10.9*
Form of Indemnification Agreement between EMC Corporation and each of Jeremy Burton, Howard D. Elias and David I. Goulden (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2017) (Commission File No. 001-37867).

10.10*
Form of Indemnification Agreement between Dell Technologies Inc. and certain of its executive officers (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2017) (Commission File No. 001-37867).

10.11*
Form of EMC Corporation Deferred Compensation Retirement Plan, as amended and restated, effective as of January 1, 2016 (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2017) (Commission File No. 001-37867).

10.12*
Form of Dell Deferred Compensation Plan, effective as of January 1, 2017 (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2017) (Commission File No. 001-37867).

10.13*
Form of Protection of Sensitive Information, Noncompetition and Nonsolicitation Agreement between Dell Inc. and each of Howard D. Elias and William F. Scannell (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2018) (Commission File No. 001-37867).

10.14*
Offer Letter to William F. Scannell, dated August 12, 2016 (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2018) (Commission File No. 001-37867).

10.15*
Form of Amended and Restated Stock Option Agreement-Performance Vesting Option for grants to executive officers under the Dell Technologies Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed with the Commission on October 4, 2018) (Registration No. 333-226618).

10.16*
Form of Amended and Restated Stock Option Agreement-Performance Vesting Option for grants to employees under the Dell Technologies Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed with the Commission on October 4, 2018) (Registration No. 333-226618).

10.17*
Form of Amended and Restated Stock Option Agreement-Time Vesting Option for grants to executive officers under the Dell Technologies Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed with the Commission on October 4, 2018) (Registration No. 333-226618).

10.18*
Form of Amended and Restated Stock Option Agreement-Time Vesting Option for grants to employees under the Dell Technologies Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed with the Commission on October 4, 2018) (Registration No. 333-226618).

10.19*
Form of Amended and Restated Dell Performance Award Agreement for grants to executive officers under the Dell Technologies Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed with the Commission on October 4, 2018) (Registration No. 333-226618).

10.20*
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

10.28*
Amended and Restated Compensation Program for Independent Non-Employee Directors (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 4, 2023) (Commission File No. 001-37867).

10.29
Letter Agreement, dated as of July 1, 2018, between the Company and VMware, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 2, 2018) (Commission File No. 001-37867).

10.30
Waiver, dated as of November 14, 2018, among the Company and VMware, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K/A filed with the Commission on November 15, 2018) (Commission File No. 001-37867).

10.31
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

10.32
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

10.33
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

10.34
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

10.35
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

10.36*
Form of Restricted Stock Unit Agreement under the Dell Technologies Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 19, 2019) (Commission File No. 001-37867).

10.37*
Form of Performance-Based Restricted Stock Unit Agreement under the Dell Technologies Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 19, 2019) (Commission File No. 001-37867).

10.38
Commercial Framework Agreement, dated as of November 1, 2021, by and between Dell Technologies Inc. and VMware, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 1, 2021) (Commission File No. 001-37867).

10.39*
Dell Technologies Inc. Restricted Stock Unit Agreement with Anthony Charles Whitten (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2023) (Commission File No. 001-37867).

10.40
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

10.41
First Amendment to the Credit Agreement, dated as of February 8, 2022, among Dell Technologies Inc., Denali Intermediate Inc., Dell Inc., Dell International L.L.C., as a borrower, EMC Corporation, as a borrower, JPMorgan Chase Bank, N.A., as administrative agent, and each of the lenders and other parties from time to time party thereto (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2023) (Commission File No. 001-37867).

10.42
Second Amendment to the Credit Agreement, dated as of November 10, 2022, among Dell Technologies Inc., Denali Intermediate Inc., Dell Inc., Dell International L.L.C., as a borrower, EMC Corporation, as a borrower, JPMorgan Chase Bank, N.A., as administrative agent, and each of the lenders and other parties from time to time party thereto (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2023) (Commission File No. 001-37867).

10.43*
Dell Technologies Inc. 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 22, 2023) (Commission File No. 001-37867).

10.44*†	Form of Time-Based Restricted Stock Unit Agreement under the Dell Technologies Inc. 2023 Stock Incentive Plan.
10.45*†	Form of Performance-Based Restricted Stock Unit Agreement under the Dell Technologies Inc. 2023 Stock Incentive Plan.
10.46*
Form of Deferred Stock Unit Agreement under the Dell Technologies Inc. 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 4, 2023) (Commission File No. 001-37867).

10.47*
Separation Agreement and Release, dated July 27, 2023, between the Company and Anthony Charles Whitten (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 4, 2023) (Commission File No. 001-37867).

21.1†	Subsidiaries of Dell Technologies Inc
22.1†	List of Guarantor Subsidiaries and Issuers of Guaranteed Securities
23.1†	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm of Dell Technologies Inc.
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

97†	Dell Technologies Inc. Incentive-Based Compensation Recovery Policy effective September 28, 2023.
101 .INS†	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101 .SCH†	Inline XBRL Taxonomy Extension Schema Document.
101 .CAL††	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101 .DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101 .LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document.
101 .PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

*	Management contracts or compensation plans or arrangements in which directors or executive officers participate.
†	Filed with this report.
††	Furnished with this report.
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
Michael S. Dell
Chairman and Chief Executive Officer
(Duly Authorized Officer)

Date: March 25, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 25, 2024:

Signature	Title

/s/ MICHAEL S. DELL	Chairman and Chief Executive Officer
Michael S. Dell	(principal executive officer)

/s/ DAVID W. DORMAN	Director
David W. Dorman

/s/ EGON DURBAN	Director
Egon Durban

/s/ DAVID GRAIN	Director
David Grain

/s/ WILLIAM D. GREEN	Director
William D. Green

/s/ ELLEN J. KULLMAN	Director
Ellen J. Kullman

/s/ STEVE M. MOLLENKOPF	Director
Steve M. Mollenkopf

/s/ LYNN VOJVODICH RADAKOVICH	Director
Lynn Vojvodich Radakovich

/s/ YVONNE MCGILL	Executive Vice President and Chief Financial Officer
Yvonne McGill	(principal financial officer)

/s/ BRUNILDA RIOS	Senior Vice President, Corporate Finance and
Brunilda Rios	Chief Accounting Officer
(principal accounting officer)