Form 10-Q
period 2024-05-03
Dell Technologies Inc.
filed 2024-06-11
CIK 1571996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	May 3, 2024
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 4, 2024, there were 709,304,133 shares of the registrant’s common stock outstanding, consisting of 309,036,606 outstanding shares of Class C Common Stock, 328,262,341 outstanding shares of Class A Common Stock, and 72,005,186 outstanding shares of Class B Common Stock.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “may,” “will,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “aim,” “seek,” and similar expressions as they relate to us or our management are intended to identify these forward-looking statements. All statements by us regarding our expected financial position, revenues, cash flows and other operating results, business strategy, legal proceedings, and similar matters are forward-looking statements. Our expectations expressed or implied in these forward-looking statements may not turn out to be correct. Our results could be materially different from our expectations because of various risks, including the risks discussed in “Part I — Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 2, 2024, in this report and in our other periodic and current reports filed with the Securities and Exchange Commission (“SEC”). Any forward-looking statement speaks only as of the date as of which such statement is made, and, except as required by law, we undertake no obligation to update any forward-looking statement after the date as of which such statement was made, whether to reflect changes in circumstances or our expectations, the occurrence of unanticipated events, or otherwise.

DELL TECHNOLOGIES INC.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in millions; unaudited)

	May 3, 2024	February 2, 2024
ASSETS
Current assets:
Cash and cash equivalents	$5,830	$7,366
Accounts receivable, net of allowance of $66 and $71	8,563	9,343
Short-term financing receivables, net of allowance of $86 and $79 (Note 4)	4,660	4,643
Inventories	4,782	3,622
Other current assets	10,792	10,973
Total current assets	34,627	35,947
Property, plant, and equipment, net	6,237	6,432
Long-term investments	1,293	1,316
Long-term financing receivables, net of allowance of $109 and $91 (Note 4)	5,941	5,877
Goodwill	19,640	19,700
Intangible assets, net	5,538	5,701
Other non-current assets	6,914	7,116
Total assets	$80,190	$82,089
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$6,098	$6,982
Accounts payable	20,586	19,389
Accrued and other	6,016	6,805
Short-term deferred revenue	15,034	15,318
Total current liabilities	47,734	48,494
Long-term debt	19,382	19,012
Long-term deferred revenue	13,116	13,827
Other non-current liabilities	2,681	3,065
Total liabilities	$82,913	$84,398
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit):
Common stock and capital in excess of $0.01 par value (Note 13)	$8,606	$8,926
Treasury stock at cost	(6,622)	(5,900)
Accumulated deficit	(4,001)	(4,630)
Accumulated other comprehensive loss	(805)	(800)
Total Dell Technologies Inc. stockholders’ equity (deficit)	(2,822)	(2,404)
Non-controlling interests	99	95
Total stockholders’ equity (deficit)	(2,723)	(2,309)
Total liabilities and stockholders’ equity	$80,190	$82,089

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended
	May 3, 2024	May 5, 2023
Net revenue:
Products	$16,127	$15,036
Services	6,117	5,886
Total net revenue	22,244	20,922
Cost of net revenue (a):
Products	13,766	12,375
Services	3,672	3,529
Total cost of net revenue	17,438	15,904
Gross margin	4,806	5,018
Operating expenses:
Selling, general, and administrative	3,123	3,261
Research and development	763	688
Total operating expenses	3,886	3,949
Operating income	920	1,069
Interest and other, net	(373)	(364)
Income before income taxes	547	705
Income tax expense (benefit)	(408)	127
Net income	955	578
Less: Net loss attributable to non-controlling interests	(5)	(5)
Net income attributable to Dell Technologies Inc.	$960	$583

Earnings per share attributable to Dell Technologies Inc.
Basic	$1.36	$0.81
Diluted	$1.32	$0.79

(a) Includes related party cost of net revenue as follows (Note 15):
Products	$—	$207
Services	$—	$876

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended
	May 3, 2024	May 5, 2023
Net income	$955	$578

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(74)	31
Cash flow hedges:
Change in unrealized gains	87	10
Reclassification adjustment for net (gains) losses included in net income	(19)	91
Net change in cash flow hedges	68	101
Pension and other postretirement plans:
Recognition of actuarial net gains from pension and other postretirement plans	2	1
Reclassification adjustments for net gains from pension and other postretirement plans	(1)	—
Net change in actuarial net gains from pension and other postretirement plans	1	1

Total other comprehensive income (loss), net of tax expense of $7 and $5, respectively	(5)	133
Comprehensive income, net of tax	950	711
Less: Net loss attributable to non-controlling interests	(5)	(5)
Comprehensive income attributable to Dell Technologies Inc.	$955	$716

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Three Months Ended
	May 3, 2024	May 5, 2023
Cash flows from operating activities:
Net income	$955	$578
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	800	809
Stock-based compensation expense	210	225
Deferred income taxes	(327)	(93)
Other, net	224	308
Changes in assets and liabilities:
Accounts receivable	683	3,000
Financing receivables	(165)	367
Inventories	(1,236)	684
Other assets and liabilities	(592)	(1,322)
Due from/to related party, net	—	(1,458)
Accounts payable	1,241	(726)
Deferred revenue	(750)	(595)
Change in cash from operating activities	1,043	1,777
Cash flows from investing activities:
Purchases of investments	(39)	(15)
Maturities and sales of investments	119	19
Capital expenditures and capitalized software development costs	(596)	(701)
Other	60	13
Change in cash from investing activities	(456)	(684)
Cash flows from financing activities:
Proceeds from the issuance of common stock	—	2
Repurchases of common stock	(700)	(240)
Repurchases of common stock for employee tax withholdings	(521)	(306)
Payments of dividends and dividend equivalents	(336)	(276)
Proceeds from debt	2,992	2,521
Repayments of debt	(3,477)	(3,698)
Debt-related costs and other, net	(35)	(5)
Change in cash from financing activities	(2,077)	(2,002)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(55)	(58)
Change in cash, cash equivalents, and restricted cash	(1,545)	(967)
Cash, cash equivalents, and restricted cash at beginning of the period	7,507	8,894
Cash, cash equivalents, and restricted cash at end of the period	$5,962	$7,927
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in millions, except per share amounts; continued on next page; unaudited)

	Common Stock and Capital in Excess of Par Value		Treasury Stock
	Issued Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Dell Technologies Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Stockholders’ Equity (Deficit)
Balances as of February 3, 2023	798	$8,424	82	$(3,813)	$(6,732)	$(1,001)	$(3,122)	$97	$(3,025)
Net income (loss)	—	—	—	—	583	—	583	(5)	578
Dividends and dividend equivalents declared ($0.37 per common share)	—	—	—	—	(281)	—	(281)	—	(281)
Foreign currency translation adjustments	—	—	—	—	—	31	31	—	31
Cash flow hedges, net change	—	—	—	—	—	101	101	—	101
Pension and other post-retirement	—	—	—	—	—	1	1	—	1
Issuance of common stock, net of shares repurchased for employee tax withholding	19	(299)	—	—	—	—	(299)	—	(299)
Stock-based compensation expense	—	218	—	—	—	—	218	7	225
Treasury stock repurchases	—	—	6	(251)	—	—	(251)	—	(251)
Impact from equity transactions of non-controlling interests	—	(4)	—	—	—	—	(4)	—	(4)
Balances as of May 5, 2023	817	$8,339	88	$(4,064)	$(6,430)	$(868)	$(3,023)	$99	$(2,924)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(continued; in millions, except per share amounts; unaudited)

	Common Stock and Capital in Excess of Par Value		Treasury Stock
	Issued Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Dell Technologies Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Stockholders’ Equity (Deficit)
Balances as of February 2, 2024	821	$8,926	116	$(5,900)	$(4,630)	$(800)	$(2,404)	$95	$(2,309)
Net income (loss)	—	—	—	—	960	—	960	(5)	955
Dividends and dividend equivalents declared ($0.445 per common share)	—	—	—	—	(331)	—	(331)	—	(331)
Foreign currency translation adjustments	—	—	—	—	—	(74)	(74)	—	(74)
Cash flow hedges, net change	—	—	—	—	—	68	68	—	68
Pension and other post-retirement	—	—	—	—	—	1	1	—	1
Issuance of common stock, net of shares repurchased for employee tax withholding	12	(515)	—	—	—	—	(515)	—	(515)
Stock-based compensation expense	—	202	—	—	—	—	202	8	210
Treasury stock repurchases	—	—	7	(722)	—	—	(722)	—	(722)
Impact from equity transactions of non-controlling interests	—	(7)	—	—	—	—	(7)	1	(6)
Balances as of May 3, 2024	833	$8,606	123	$(6,622)	$(4,001)	$(805)	$(2,822)	$99	$(2,723)

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

Basis of Presentation — The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes filed with the U.S. Securities and Exchange Commission (“SEC”) in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2024. These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company as of May 3, 2024 and February 2, 2024 and the results of its operations, corresponding comprehensive income, changes in stockholders’ equity, and cash flows for the three months ended May 3, 2024 and May 5, 2023.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and the accompanying Notes. Actual results could differ materially from those estimates. The results of its operations, corresponding comprehensive income, changes in stockholders’ equity, and cash flows for the three months ended May 3, 2024 and May 5, 2023 are not necessarily indicative of the results to be expected for the full fiscal year or for any other fiscal period.

The Company’s fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. Both the fiscal year ended February 2, 2024 (“Fiscal 2024”) and the fiscal year ending January 31, 2025 (“Fiscal 2025”) are 52-week periods.

Principles of Consolidation — These Condensed Consolidated Financial Statements include the accounts of Dell Technologies Inc., its wholly-owned subsidiaries, and the accounts of SecureWorks Corp. (“Secureworks”), which is majority-owned by Dell Technologies. All intercompany transactions have been eliminated.

Secureworks — As of May 3, 2024 and February 2, 2024, the Company held approximately 79.2% and 81.0%, respectively, of the outstanding equity interest in SecureWorks Corp. (“Secureworks”). The portion of the results of operations of Secureworks allocable to its other owners is shown as net loss attributable to non-controlling interests in the Condensed Consolidated Statements of Income, as an adjustment to net income attributable to Dell Technologies stockholders. The non-controlling interests’ share of equity in Secureworks is reflected as non-controlling interests in the Condensed Consolidated Statements of Financial Position and was $99 million and $95 million as of May 3, 2024 and February 2, 2024, respectively.

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

Other Events — On October 4, 2023, the Company established a new consumer revolving financing program with Comenity Capital Bank, a subsidiary of Bread Financial Holdings, Inc. (“Bread”), under which transactions are originated, owned, serviced, and collected by Bread. Under the agreement, the Company also sold its U.S. consumer revolving customer receivables portfolio for total cash consideration of approximately $390 million resulting in an immaterial gain recognized within the Condensed Consolidated Statements of Income. The Company has no continuing involvement with these receivables, which are serviced by Bread.

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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 2 — FAIR VALUE MEASUREMENTS

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

	May 3, 2024				February 2, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

	(in millions)
Assets:
Money market funds	$1,915	$—	$—	$1,915	$3,170	$—	$—	$3,170
Marketable equity and other securities	10	—	—	10	10	—	—	10
Derivative instruments	—	170	—	170	—	104	—	104
Total assets	$1,925	$170	$—	$2,095	$3,180	$104	$—	$3,284
Liabilities:
Derivative instruments	$—	$29	$—	$29	$—	$84	$—	$84
Total liabilities	$—	$29	$—	$29	$—	$84	$—	$84

The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value.

Money Market Funds — The Company’s investment in money market funds that are classified as cash equivalents hold underlying investments with a weighted average maturity of 90 days or less and are recognized at fair value. The valuations of these securities are based on quoted prices in active markets for identical assets, when available, or pricing models whereby all significant inputs are observable or can be derived from, or corroborated by, observable market data. The Company reviews security pricing and assesses money market fund liquidity on a quarterly basis. As of May 3, 2024, the Company’s portfolio had no material exposure to money market funds with a fluctuating net asset value.

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

Deferred Compensation Plans — The Company offers deferred compensation plans for eligible employees, which allow participants to defer a portion of their compensation. Assets were the same as liabilities associated with the plans at approximately $227 million and $214 million as of May 3, 2024 and February 2, 2024, respectively, and are included in other assets and other liabilities on the Condensed Consolidated Statements of Financial Position. The net impact to the Condensed Consolidated Statements of Income is not material since changes in the fair value of the assets substantially offset changes in the fair value of the liabilities. As such, assets and liabilities associated with these plans have not been included in the recurring fair value table above.

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

As of both May 3, 2024 and February 2, 2024, the Company held strategic investments in non-marketable equity and other securities of $1.3 billion. As these investments represent early-stage companies without readily determinable fair values, they are not included in the recurring fair value table above. See Note 3 of the Notes to the Condensed Consolidated Financial Statements for additional information about the Company’s strategic investments.

Carrying Value and Estimated Fair Value of Outstanding Debt — The following table presents the carrying value and estimated fair value of the Company’s outstanding debt as described in Note 6 of the Notes to the Condensed Consolidated Financial Statements, including the current portion, as of the dates indicated:

	May 3, 2024		February 2, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value

	(in billions)
Senior Notes	$15.5	$15.5	$15.5	$15.8
Legacy Notes	$0.9	$1.0	$0.9	$1.0
DFS Debt	$9.0	$8.6	$9.5	$9.1

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

Total investments were $1.5 billion as of May 3, 2024 and $1.6 billion as of February 2, 2024.

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

Carrying Value of Equity and Other Securities

The following table presents the cost, cumulative unrealized gains, cumulative unrealized losses, and carrying value of the Company's strategic investments in marketable and non-marketable equity and other securities as of the dates indicated:

	May 3, 2024				February 2, 2024
	Cost	Unrealized Gain	Unrealized Loss	Carrying Value	Cost	Unrealized Gain	Unrealized Loss	Carrying Value

	(in millions)
Marketable	$17	$24	$(31)	$10	$12	$24	$(26)	$10
Non-marketable	751	1,016	(485)	1,282	732	1,015	(454)	1,293
Total equity and other securities	$768	$1,040	$(516)	$1,292	$744	$1,039	$(480)	$1,303

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Gains and Losses on Equity and Other Securities

The following table presents unrealized gains and losses on marketable and non-marketable equity and other securities for the periods indicated:

	Three Months Ended
	May 3, 2024	May 5, 2023

	(in millions)
Marketable securities:
Unrealized loss	$(5)	$(23)
Net unrealized loss	(5)	(23)
Non-marketable securities:
Unrealized gain	—	9
Unrealized loss	(30)	(5)
Net unrealized gain (loss) (a) (b)	(30)	4
Net unrealized loss on equity and other securities	$(35)	$(19)
____________________
(a)    For the three months ended May 3, 2024, net unrealized losses on non-marketable securities were primarily attributable to downward adjustments for observable price changes.
(b)    For the three months ended May 5, 2023, net unrealized gains on non-marketable securities were primarily attributable to upward adjustments for observable price changes.

Fixed Income Debt Securities

The Company has fixed income debt securities carried at amortized cost which are primarily held as collateral for borrowings. The Company intends to hold the investments to maturity. As of May 3, 2024, the Company held $198 million in fixed income debt securities which will mature within one year and $1 million in fixed income debt securities which will mature within five years.

The following table summarizes the Company’s debt securities as of the dates indicated:

	May 3, 2024				February 2, 2024
	Cost	Unrealized Gain	Unrealized Loss	Carrying Value	Cost	Unrealized Gain	Unrealized Loss	Carrying Value

	(in millions)
Fixed income debt securities	$215	$36	$(52)	$199	$325	$67	$(91)	$301

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 4 — FINANCIAL SERVICES

The Company offers or arranges various financing options and alternative payment structures for its customers globally. Alternative payment structures consist of various flexible consumption models, including utility, subscription, and as-a-Service models.

Financing options are offered to the Company’s customers primarily through Dell Financial Services and its affiliates (“DFS”). The Company also arranges financing for some of its customers in various countries where DFS does not currently operate as a captive enterprise. The key activities of DFS include originating, collecting, and servicing customer financing arrangements primarily related to the purchase or use of Dell Technologies products and services. In some cases, DFS also offers financing for the purchase of third-party technology products that complement the Dell Technologies portfolio of products and services. New financing originations were $1.9 billion and $1.8 billion for the three months ended May 3, 2024 and May 5, 2023, respectively.

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

Revolving loans — Revolving loans provide qualified customers with a revolving credit line for the purchase of products and services offered by Dell Technologies. The Company primarily offers revolving loans to small and medium-sized commercial customers. Revolving loans in the United States bear interest at a variable annual percentage rate that is tied to the prime rate. Based on historical payment patterns, revolving loan transactions are typically repaid within twelve months on average. Due to the short-term nature of the revolving loan portfolio, the carrying value of the portfolio approximates fair value.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Financing Receivables

The following table presents the components of the Company’s financing receivables segregated by portfolio segment as of the dates indicated:

	May 3, 2024			February 2, 2024
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total

	(in millions)
Financing receivables, net:
Customer receivables, gross (a)	$163	$10,470	$10,633	$173	$10,360	$10,533
Allowances for losses	(8)	(187)	(195)	(9)	(161)	(170)
Customer receivables, net	155	10,283	10,438	164	10,199	10,363
Residual interest	—	163	163	—	157	157
Financing receivables, net	$155	$10,446	$10,601	$164	$10,356	$10,520
Short-term	$155	$4,505	$4,660	$164	$4,479	$4,643
Long-term	$—	$5,941	$5,941	$—	$5,877	$5,877
____________________
(a)    Customer receivables, gross include amounts due from customers under revolving loans, fixed-term loans, fixed-term leases, and accrued interest.

The following table presents the changes in allowance for financing receivables losses for the periods indicated:

	Three Months Ended
	May 3, 2024			May 5, 2023
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total

	(in millions)
Allowance for financing receivable losses:
Balances at beginning of period	$9	$161	$170	$88	$113	$201
Charge-offs, net of recoveries	(2)	(6)	(8)	(17)	(1)	(18)
Provision charged to income statement	1	32	33	13	23	36
Balances at end of period	$8	$187	$195	$84	$135	$219

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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Aging

The following table presents the aging of the Company’s customer financing receivables, gross, including accrued interest, segregated by class, as of the dates indicated:

	May 3, 2024				February 2, 2024
	Current	Past Due 1 — 90 Days	Past Due >90 Days	Total	Current	Past Due 1 — 90 Days	Past Due >90 Days	Total

	(in millions)
Revolving	$142	$17	$4	$163	$151	$17	$5	$173
Fixed-term — Consumer and Commercial	9,477	891	102	10,470	9,345	889	126	10,360
Total customer receivables, gross	$9,619	$908	$106	$10,633	$9,496	$906	$131	$10,533

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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Credit Quality

The following tables present customer receivables, gross, including accrued interest, by credit quality indicator, segregated by class, as of the dates indicated:

	May 3, 2024
	Fixed-term — Consumer and Commercial
	Fiscal Year of Origination
	2025	2024	2023	2022	2021	Years Prior	Revolving	Total

	(in millions)
Higher	$687	$2,827	$1,699	$683	$274	$46	$39	$6,255
Mid	237	1,030	783	202	55	13	49	2,369
Lower	764	578	374	143	61	14	75	2,009
Total	$1,688	$4,435	$2,856	$1,028	$390	$73	$163	$10,633

	February 2, 2024
	Fixed-term — Consumer and Commercial
	Fiscal Year of Origination
	2024	2023	2022	2021	2020	Years Prior	Revolving	Total

	(in millions)
Higher	$3,261	$1,979	$833	$345	$64	$—	$47	$6,529
Mid	1,111	911	290	86	19	—	50	2,467
Lower	703	469	187	80	21	1	76	1,537
Total	$5,075	$3,359	$1,310	$511	$104	$1	$173	$10,533

The categories shown in the tables above segregate customer receivables based on the relative degrees of credit risk. Credit quality indicators for revolving and fixed-term accounts are generally updated on a periodic basis.

For the revolving receivables and fixed-term commercial receivables shown in the tables above, an internal grading system is utilized that assigns a credit level score based on a number of considerations, including liquidity, operating performance, and industry outlook. The grading criteria and classifications for the fixed-term products differ from those for the revolving products as loss experience varies between these product and customer groups. The credit quality categories cannot be compared between the different classes as loss experience varies substantially between the classes.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Leases

The following table presents amounts included in the Condensed Consolidated Statements of Income related to sales-type lease activity for the periods indicated:

	Three Months Ended
	May 3, 2024	May 5, 2023

	(in millions)
Net revenue — products	$728	$247
Cost of net revenue — products	618	196
Gross margin — products	$110	$51

The following table presents the future maturity of the Company’s fixed-term customer leases and associated financing payments, and reconciles the undiscounted cash flows to the customer receivables, gross recognized on the Condensed Consolidated Statements of Financial Position as of the date indicated:

May 3, 2024
(in millions)
Fiscal 2025 (remaining nine months)	$2,109
Fiscal 2026	2,416
Fiscal 2027	1,529
Fiscal 2028	522
Fiscal 2029 and beyond	226
Total undiscounted cash flows	6,802
Fixed-term loans	4,740
Revolving loans	163
Less: Unearned income	(1,072)
Total customer receivables, gross	$10,633

Operating Leases

The Company’s operating leases primarily consist of DFS captive fixed-term leases and contractually committed embedded leases identified within flexible consumption arrangements.

The following table presents the components of the Company’s operating lease portfolio included in property, plant, and equipment, net as of the dates indicated:

	May 3, 2024	February 2, 2024

	(in millions)
Equipment under operating lease, gross	$3,951	$4,002
Less: Accumulated depreciation	(1,827)	(1,800)
Equipment under operating lease, net	$2,124	$2,202

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents operating lease income related to lease payments and depreciation expense for the Company’s operating lease portfolio for the periods indicated:

	Three Months Ended
	May 3, 2024	May 5, 2023

	(in millions)
Income related to lease payments	$356	$321
Depreciation expense	$240	$233

The following table presents the future payments to be received by the Company in operating lease contracts as of the date indicated:

May 3, 2024
(in millions)
Fiscal 2025 (remaining nine months)	$852
Fiscal 2026	819
Fiscal 2027	443
Fiscal 2028	169
Fiscal 2029 and beyond	60
Total	$2,343

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
The following table presents DFS debt as of the dates indicated and excludes the allocated portion of the Company’s other borrowings, which represents the additional amount considered to fund the DFS business:

	May 3, 2024	February 2, 2024

DFS debt	(in millions)
DFS U.S. debt:
Asset-based financing facility	$2,331	$2,730
Fixed-term securitization offerings	3,305	3,157
Other	26	28
Total DFS U.S. debt, principal amount	5,662	5,915
DFS international debt:
Securitization facility	720	761
Other borrowings	797	935
Note payable	250	250
Dell Bank senior unsecured eurobonds	1,609	1,631
Total DFS international debt, principal amount	3,376	3,577
Total DFS debt, principal amount	$9,038	$9,492
Total short-term DFS debt	$5,038	$5,863
Total long-term DFS debt	$4,000	$3,629

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
DFS U.S. Debt

Asset-Based Financing Facility — During the three months ended May 3, 2024, the Company consolidated its two separate asset-based financing facilities into a single asset-based financing facility in the United States, which is a revolving facility for fixed-term leases and loans. This debt is collateralized solely by the U.S. loan and lease payments and associated equipment in the facility. The asset-based financing facility consists of two tranches, with effective dates through July 7, 2025 and July 7, 2026. As of May 3, 2024, the total debt capacity related to the asset-based financing facility was $5.0 billion. The debt has a variable interest rate, and the duration of the debt is based on the terms of the underlying loan and lease payment streams. The Company enters into interest swap agreements to effectively convert a portion of this debt from a floating rate to a fixed rate. See Note 7 of the Notes to the Condensed Consolidated Financial Statements for additional information about the Company’s interest rate swaps.

The asset-based financing facility contains standard structural features related to the performance of the funded receivables, which include defined credit losses, delinquencies, average credit scores, and minimum collection requirements. In the event one or more of these criteria are not met and the Company is unable to restructure the facility, no further funding of receivables will be permitted and the timing of the Company’s expected cash flows from over-collateralization will be delayed. As of May 3, 2024, these criteria were met.

Fixed-Term Securitization Offerings — The Company periodically issues asset-backed debt securities under fixed-term securitization programs to private investors. The asset-backed debt securities are collateralized solely by the U.S. fixed-term lease and loan payments and associated equipment, which are held by Special Purpose Entities (“SPEs”), as discussed below. The interest rate on these securities is fixed and ranged from 2.49% to 6.80% per annum as of May 3, 2024, and the duration of these securities is based on the terms of the underlying lease and loan payment streams.

DFS International Debt

Securitization Facility — The Company maintains a securitization facility in Europe for fixed-term leases and loans. The debt under this facility has a variable interest rate, and the duration of the debt is based on the terms of the underlying loan and lease payment streams. This facility is effective through December 23, 2024 and had a total debt capacity of $858 million as of May 3, 2024.

The securitization facility contains standard structural features related to the performance of the securitized receivables, which include defined credit losses, delinquencies, average credit scores, and minimum collection requirements. In the event one or more of these criteria are not met and the Company is unable to restructure the program, no further funding of receivables will be permitted and the timing of the Company’s expected cash flows from over-collateralization will be delayed. As of May 3, 2024, these criteria were met.

Other Borrowings — In connection with the Company’s international financing operations, the Company has entered into revolving structured financing debt programs related to its fixed-term lease and loan products sold in Canada, Europe, Australia, New Zealand, and the Middle East. The debt under these programs has a variable interest rate, and the duration of the debt is based on the terms of the underlying loan and lease payment streams. The Canadian facility, which is collateralized solely by Canadian loan and lease payments and associated equipment, had a total debt capacity of $329 million as of May 3, 2024 and is effective through January 16, 2025. The European facility, which is collateralized solely by European loan and lease payments and associated equipment, had a total debt capacity of $536 million as of May 3, 2024 and is effective through June 14, 2025. The Australia and New Zealand facility, which is collateralized solely by Australia and New Zealand loan and lease payments and associated equipment, had a total debt capacity of $295 million as of May 3, 2024 and is effective through April 20, 2025. The Middle East facility, which is collateralized solely by Middle East loan and lease payments and associated equipment, had a total debt capacity of $150 million as of May 3, 2024 and is effective through March 24, 2025.

Note Payable — On May 25, 2022, the Company entered into an unsecured credit agreement to fund receivables in Mexico. As of May 3, 2024, the aggregate principal amount of the note payable was $250 million. The note bore interest at an annual rate of 4.24% and matured and was paid in full on May 31, 2024.

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

Variable Interest Entities

In connection with the asset-based financing facility, securitization facility, and fixed-term securitization offerings discussed above, the Company transfers certain U.S. and European lease and loan payments and associated equipment to SPEs that meet the definition of a VIE and are consolidated, along with the associated debt described above, into the Condensed Consolidated Financial Statements, as the Company is the primary beneficiary of the VIEs. The SPEs are bankruptcy-remote legal entities with separate assets and liabilities. The purpose of the SPEs is to facilitate the funding of customer loan and lease payments and associated equipment in the capital markets.

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

The following table presents the assets and liabilities held by the consolidated VIEs as of the dates indicated, which are included in the Condensed Consolidated Statements of Financial Position:

	May 3, 2024	February 2, 2024

	(in millions)
Assets held by consolidated VIEs
Other current assets	$124	$136
Financing receivables, net of allowance
Short-term	$3,140	$3,314
Long-term	$2,752	$2,747
Property, plant, and equipment, net	$1,031	$1,081
Liabilities held by consolidated VIEs
Debt, net of unamortized debt issuance costs
Short-term	$3,553	$4,450
Long-term	$2,804	$2,184

Lease and loan payments and associated equipment transferred via securitization through SPEs were $0.8 billion and $1.5 billion for the three months ended May 3, 2024 and May 5, 2023, respectively.

Customer Receivables Sales

To manage certain concentrations of customer credit exposure, the Company may sell selected fixed-term customer receivables to unrelated third parties on a periodic basis, without recourse. The amount of customer receivables sold for this purpose was $67 million and $169 million for the three months ended May 3, 2024 and May 5, 2023, respectively. The Company’s continuing involvement in these customer receivables is primarily limited to servicing arrangements.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 5 — LEASES

The Company enters into leasing transactions in which the Company is the lessee. These lease contracts are typically classified as operating leases. The Company’s lease contracts are generally for office buildings used to conduct its business, and the determination of whether such contracts contain leases generally does not require significant estimates or judgments. The Company also leases certain global logistics warehouses, employee vehicles, and equipment. As of May 3, 2024, the remaining terms of the Company’s leases range from one month to approximately ten years. As of May 3, 2024 and February 2, 2024, there were no material finance leases in which the Company was a lessee.

The Company also enters into leasing transactions in which the Company is the lessor, primarily through customer financing arrangements offered through DFS. DFS originates leases that are primarily classified as either sales-type leases or operating leases. See Note 4 of the Notes to the Condensed Consolidated Financial Statements for more information about the Company’s lessor arrangements.

The following table presents components of lease costs included in the Condensed Consolidated Statements of Income for the periods indicated:

	Three Months Ended
	May 3, 2024	May 5, 2023

	(in millions)
Operating lease costs	$71	$79
Variable costs	18	24
Total lease costs	$89	$103

During the three months ended May 3, 2024 and May 5, 2023, sublease income, finance lease costs, and short-term lease costs were immaterial.

The following table presents supplemental information related to operating leases included in the Condensed Consolidated Statements of Financial Position as of the dates indicated:

	Classification	May 3, 2024	February 2, 2024

		(in millions, except for term and discount rate)
Operating lease right-of-use assets	Other non-current assets	$643	$707

Current operating lease liabilities	Accrued and other current liabilities	$242	$253
Non-current operating lease liabilities	Other non-current liabilities	520	576
Total operating lease liabilities		$762	$829

Weighted-average remaining lease term (in years)		4.34	4.56
Weighted-average discount rate		4.93%	4.79%

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents supplemental cash flow information related to leases for the periods indicated:

	Three Months Ended
	May 3, 2024	May 5, 2023

	(in millions)
Cash paid for amounts included in the measurement of lease liabilities — operating cash outflows from operating leases	$69	$77

Right-of-use assets obtained in exchange for new operating lease liabilities	$10	$81

The following table presents the future maturity of the Company’s operating lease liabilities under non-cancelable leases and reconciles the undiscounted cash flows for these leases to the lease liability recognized on the Condensed Consolidated Statements of Financial Position as of the date indicated:

May 3, 2024
(in millions)
Fiscal 2025 (remaining nine months)	$187
Fiscal 2026	205
Fiscal 2027	167
Fiscal 2028	121
Fiscal 2029	73
Thereafter	84
Total lease payments	837
Less: Imputed interest	75
Total	$762
Current operating lease liabilities	$242
Non-current operating lease liabilities	$520

As of May 3, 2024, the Company’s undiscounted operating leases that had not yet commenced were immaterial.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 6 — DEBT

The following table summarizes the Company’s outstanding debt as of the dates indicated:

	May 3, 2024	February 2, 2024

	(in millions)
Senior Notes	$15,607	$15,607
Legacy Notes	952	952
DFS Debt (Note 4)	9,038	9,492
Other	108	171
Total debt, principal amount	25,705	26,222
Unamortized discount, net of unamortized premium	(111)	(114)
Debt issuance costs	(114)	(114)
Total debt, carrying value	$25,480	$25,994
Total short-term debt, carrying value	$6,098	$6,982
Total long-term debt, carrying value	$19,382	$19,012

During the three months ended May 3, 2024, the Company issued $1.0 billion aggregate principal amount of 5.40% Senior Notes due 2034. The Company used the net proceeds of the issuance to prepay a portion of the outstanding 6.02% Senior Notes due 2026.

Outstanding Debt

Senior Notes — The Company completed offerings of multiple series of senior notes which were issued on June 1, 2016, June 22, 2016, March 20, 2019, April 9, 2020, December 13, 2021, January 24, 2023 and March 18, 2024 in aggregate principal amounts of $20.0 billion, $3.3 billion, $4.5 billion, $2.3 billion, $2.3 billion, $2.0 billion and $1.0 billion, respectively (the “Senior Notes”). The Senior Notes maturities range from 2024 through 2051. Interest rates on these borrowings are fixed, ranging from 3.38% to 8.35%, and interest is payable semiannually.

Legacy Notes — The Company has outstanding unsecured notes and debentures (collectively, the “Legacy Notes”) that were issued by Dell Inc. (“Dell”), a wholly-owned subsidiary of Dell Technologies Inc., prior to the acquisition of Dell by Dell Technologies Inc. in the going-private transaction that closed in October 2013. The Legacy Notes’ maturities range from 2028 through 2040. Interest rates on these borrowings are fixed, ranging from 5.40% to 7.10%, and interest is payable semiannually.

DFS Debt — See Note 4 and Note 7 of the Notes to the Condensed Consolidated Financial Statements, respectively, for discussion of DFS debt and the interest rate swap agreements that hedge a portion of that debt.

Revolving Credit Facility — The Company’s revolving credit facility provides the Company with revolving commitments in an aggregate principal amount of $6.0 billion for general corporate purposes and includes a letter of credit sub-facility of up to $0.5 billion and a swing-line loan sub-facility of up to $0.5 billion. The revolving credit facility also allows the Company to obtain incremental additional commitments on one or more occasions in minimum amounts of $10 million.

Borrowings under the revolving credit facility bear interest at a rate per annum equal to an applicable margin plus, at the borrowers’ option, either (a) the specified adjusted term Secured Overnight Financing Rate (“SOFR”) or (b) a base rate. The margin applicable to SOFR and base rate borrowings varies based upon the Company’s existing credit ratings. The base rate is calculated based upon the greatest of the specified prime rate, the specified federal reserve bank rate, or SOFR plus 1%. The borrowers may voluntarily repay outstanding loans at any time without premium or penalty, other than customary breakage costs. The facility matures on November 1, 2027.

As of May 3, 2024, the Company had no outstanding borrowings under the revolving credit facility.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Commercial Paper Program — The Company maintains a commercial paper program under which the Company may issue unsecured notes in a maximum aggregate face amount of $5.0 billion outstanding at any time, with maturities up to 397 days from the date of issuance. The notes are sold on customary terms in the U.S. commercial paper market on a private placement basis. The proceeds of the notes are used for general corporate purposes. As of May 3, 2024, the Company had no outstanding issuances under the commercial paper program.

The Company may purchase, redeem, prepay, refinance, or otherwise retire any amount of outstanding indebtedness under the terms of such indebtedness at any time and from time to time, in open market or negotiated transactions with the holders of such indebtedness or otherwise, as considered appropriate in light of market conditions and other relevant factors.

Covenants — The credit agreement governing the revolving credit facility and the indentures governing the Senior Notes and the Legacy Notes impose various limitations, subject to exceptions, on creating certain liens and entering into sale and lease-back transactions. The foregoing credit agreement and indentures contain customary events of default, and the revolving credit facility is subject to an interest coverage ratio covenant that is tested at the end of each fiscal quarter with respect to the Company’s preceding four fiscal quarters. The Company was in compliance with this financial covenant as of May 3, 2024.

Aggregate Future Maturities

The following table presents the aggregate future maturities of the Company’s debt as of May 3, 2024, excluding associated carrying value adjustments, for the periods indicated:

May 3, 2024
(in millions)
Fiscal 2025 (remaining nine months)	$5,248
Fiscal 2026	3,867
Fiscal 2027	5,560
Fiscal 2028	1,194
Fiscal 2029	1,327
Thereafter	8,509
Total maturities, principal amount	$25,705

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

The Company’s objective is to offset gains and losses resulting from these exposures with gains and losses on the derivative contracts used to hedge the exposures, thereby reducing volatility of earnings and protecting the fair values of assets and liabilities. The earnings effects of the derivative instruments are presented in the same line items on the Condensed Consolidated Statements of Income as the earnings effects of the hedged items. For derivatives designated as cash flow hedges, the Company assesses hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the instruments. For derivatives designated as fair value hedges, the Company assesses hedge effectiveness on qualifying instruments using the shortcut method whereby the hedges are considered perfectly effective at the onset of the hedge and over the life of the hedging relationship.

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

During the three months ended May 3, 2024 and May 5, 2023, the Company did not discontinue any cash flow hedges related to foreign exchange contracts that had a material impact on the Company’s results of operations due to the probability that the forecasted cash flows would not occur.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Derivative Instruments

The following table presents the notional amounts of outstanding derivative instruments as of the dates indicated:

	May 3, 2024	February 2, 2024

	(in millions)
Foreign exchange contracts:
Designated as cash flow hedging instruments	$7,454	$6,339
Non-designated as hedging instruments	5,830	5,844
Total	$13,284	$12,183
Interest rate contracts:
Non-designated as hedging instruments	$6,074	$6,551

The following table presents the effect of derivative instruments designated as cash flow hedging instruments on the Condensed Consolidated Statements of Financial Position and the Condensed Consolidated Statements of Income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Gain Recognized in Accumulated OCI, Net of Tax, on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income
	(in millions)		(in millions)
For the three months ended May 3, 2024:
		Total net revenue	$18
Foreign exchange contracts	$87	Total cost of net revenue	1
Total	$87	Total	$19

For the three months ended May 5, 2023:
		Total net revenue	$(88)
Foreign exchange contracts	$10	Total cost of net revenue	(3)
Total	$10	Total	$(91)

The following table presents the effect of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Income for the periods indicated:

	Three Months Ended
	May 3, 2024	May 5, 2023	Location of Gain (Loss) Recognized

	(in millions)
Foreign exchange contracts	$(71)	$57	Interest and other, net
Interest rate contracts	17	(21)	Interest and other, net
Total	$(54)	$36

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The Company presents its derivative instruments on a net basis in the Condensed Consolidated Statements of Financial Position due to the right of offset by its counterparties under master netting arrangements. The following tables present the fair value of those derivative instruments presented on a gross basis as of the dates indicated:

	May 3, 2024
	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value

	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange contracts in an asset position	$114	$—	$13	$—	$127
Foreign exchange contracts in a liability position	(7)	—	(1)	—	(8)
Net asset (liability)	107	—	12	—	119
Derivatives not designated as hedging instruments:
Foreign exchange contracts in an asset position	156	—	41	—	197
Foreign exchange contracts in a liability position	(129)	—	(63)	—	(192)
Interest rate contracts in an asset position	2	34	—	—	36
Interest rate contracts in a liability position	—	—	(5)	(14)	(19)
Net asset (liability)	29	34	(27)	(14)	22
Total derivatives at fair value	$136	$34	$(15)	$(14)	$141

	February 2, 2024
	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value

	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange contracts in an asset position	$44	$—	$19	$—	$63
Foreign exchange contracts in a liability position	(5)	—	(15)	—	(20)
Net asset (liability)	39	—	4	—	43
Derivatives not designated as hedging instruments:
Foreign exchange contracts in an asset position	90	—	71	—	161
Foreign exchange contracts in a liability position	(68)	—	(121)	—	(189)
Interest rate contracts in an asset position	3	40	—	—	43
Interest rate contracts in a liability position	—	—	(10)	(28)	(38)
Net asset (liability)	25	40	(60)	(28)	(23)
Total derivatives at fair value	$64	$40	$(56)	$(28)	$20

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following tables present the gross amounts of the Company’s derivative instruments, amounts offset due to master netting agreements with the Company’s counterparties, and the net amounts recognized in the Condensed Consolidated Statements of Financial Position as of the dates indicated:

	May 3, 2024
	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/(Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount of Assets/ (Liabilities) Recognized in the Statement of Financial Position
				Financial Instruments	Cash Collateral Received or Pledged

	(in millions)
Derivative instruments:
Financial assets	$360	$(190)	$170	$—	$(30)	$140
Financial liabilities	(219)	190	(29)	—	1	(28)
Total derivative instruments	$141	$—	$141	$—	$(29)	$112

	February 2, 2024
	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/(Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount of Assets/ (Liabilities) Recognized in the Statement of Financial Position
				Financial Instruments	Cash Collateral Received or Pledged

	(in millions)
Derivative instruments:
Financial assets	$267	$(163)	$104	$—	$(24)	$80
Financial liabilities	(247)	163	(84)	—	9	(75)
Total derivative instruments	$20	$—	$20	$—	$(15)	$5

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 8 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Infrastructure Solutions Group and Client Solutions Group reporting units are consistent with the reportable segments identified in Note 16 of the Notes to the Condensed Consolidated Financial Statements. Other businesses consists of Secureworks, VMware Resale, and Virtustream, each of which represents a separate reporting unit.

The following table presents goodwill allocated to the Company’s reportable segments and changes in the carrying amount of goodwill as of the dates indicated:

	Infrastructure Solutions Group	Client Solutions Group	Other Businesses	Total

	(in millions)
Balances as of February 2, 2024	$15,041	$4,232	$427	$19,700
Impact of foreign currency translation and other	(60)	—	—	(60)
Balances as of May 3, 2024	$14,981	$4,232	$427	$19,640

Intangible Assets

The following table presents the Company’s intangible assets as of the dates indicated:

	May 3, 2024			February 2, 2024
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

	(in millions)
Customer relationships	$16,968	$(15,025)	$1,943	$16,968	$(14,930)	$2,038
Developed technology	9,506	(9,038)	468	9,506	(8,980)	526
Trade names	875	(833)	42	875	(823)	52
Definite-lived intangible assets	27,349	(24,896)	2,453	27,349	(24,733)	2,616
Indefinite-lived trade names	3,085	—	3,085	3,085	—	3,085
Total intangible assets	$30,434	$(24,896)	$5,538	$30,434	$(24,733)	$5,701

For both the three months ended May 3, 2024 and May 5, 2023, amortization expense related to definite-lived intangible assets was $0.2 billion. There were no material impairment charges related to intangible assets during the three months ended May 3, 2024 and May 5, 2023.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents the estimated future annual pre-tax amortization expense of definite-lived intangible assets as of the date indicated:

May 3, 2024
(in millions)
Fiscal 2025 (remaining nine months)	$490
Fiscal 2026	495
Fiscal 2027	386
Fiscal 2028	230
Fiscal 2029	190
Thereafter	662
Total	$2,453

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

The fair value of the indefinite-lived trade names is generally estimated using discounted cash flow methodologies. These methodologies require significant judgment, including the estimation of future revenue, the estimation of the long-term revenue growth rate of the Company’s business and the determination of the Company’s weighted average cost of capital and royalty rates. Changes in these estimates and assumptions could materially affect the fair value of the indefinite-lived intangible assets, potentially resulting in a non-cash impairment charge.

Based on the results of the annual impairment test performed during Fiscal 2024, the fair values of each of the reporting units and indefinite-lived intangibles exceeded their carrying values. No goodwill or indefinite-lived assets impairment test was performed during the three months ended May 3, 2024.

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

The following table presents the changes in the Company’s deferred revenue for the periods indicated:

	Three Months Ended
	May 3, 2024	May 5, 2023

	(in millions)
Deferred revenue:
Deferred revenue at beginning of period	$29,145	$30,286
Revenue deferrals	4,469	4,719
Revenue recognized	(5,464)	(5,310)
Deferred revenue at end of period	$28,150	$29,695
Short-term deferred revenue	$15,034	$15,527
Long-term deferred revenue	$13,116	$14,168

Remaining Performance Obligations — Remaining performance obligations represent the aggregate amount of the transaction price allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include deferred revenue plus unbilled amounts not yet recorded in deferred revenue. The value of the transaction price allocated to remaining performance obligations as of May 3, 2024 was approximately $39 billion. The Company expects to recognize approximately 59% of remaining performance obligations as revenue in the next twelve months, and the remainder thereafter.

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

The following is a discussion of the Company’s significant legal matters and other proceedings:

Class Actions Related to the Class V Transaction — On December 28, 2018, the Company completed a transaction (the “Class V transaction”) in which it paid $14.0 billion in cash and issued 149,387,617 shares of its Class C Common Stock to holders of its Class V Common Stock in exchange for all outstanding shares of Class V Common Stock. As a result of the Class V transaction, the tracking stock feature of the Company’s capital structure associated with the Class V Common Stock was terminated. Certain stockholders of the Company, subsequently brought class action complaints arising out of the Class V transaction in which they named as defendants (collectively, the “defendants”) Michael S. Dell and certain other directors serving on the Company’s board of directors at the time of the Class V transaction (collectively, the “director defendants”), certain stockholders of the Company, consisting of Mr. Dell and Silver Lake Group, L.L.C. and certain of its affiliated funds (collectively, the “stockholder defendants”), and Goldman Sachs & Co. LLC (“Goldman Sachs”), which served as financial advisor to the Company in connection with the transaction. The plaintiffs generally alleged that the director defendants and the stockholder defendants breached their fiduciary duties under Delaware law to the former holders of the Class V Common Stock in connection with the Class V transaction by offering a transaction value that was allegedly billions of dollars below fair value.

As previously reported, during the fourth quarter of the fiscal year ended February 3, 2023, the plaintiffs and the defendants entered into an agreement to settle the lawsuit. Under the terms of the settlement, the plaintiffs agreed to the dismissal of all claims upon payment of a total of $1.0 billion (the “settlement amount”), which includes all costs, expenses and fees of the plaintiff class relating to the action and its resolution. On May 16, 2023, during the fiscal year ended February 2, 2024, the Company paid the settlement amount following approval of the settlement by the Delaware Court of Chancery. This matter is no longer material to the Company.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
R2 Semiconductor Patent Litigation — In November 2022, R2 Semiconductor, Inc. (“R2”) filed a lawsuit in the Dusseldorf Regional Court in Germany against Intel Deutschland GmbH, Dell GmbH, and certain other customers of Intel Corporation. R2 asserted that one European patent is infringed by certain Intel processors and those of the Company’s products that incorporate those processors (the “Accused Products”). R2 sought an injunction prohibiting the sale of the allegedly infringing products and damages for the alleged infringement. The Dusseldorf Regional Court (the “Court”) conducted a trial on December 7, 2023, and, on February 7, 2024, issued a decision in favor of R2. The Court’s judgment imposes an injunction prohibiting (among other acts) the sale and use of the Accused Products in Germany by Dell GmbH, and requiring Dell GmbH to issue a communication to certain customers recalling the covered products sold since March 5, 2020. These orders will not take effect until after notice of R2’s payment of the sureties required for enforcement and will remain in place unless stayed or overturned on appeal or until the parties reach an agreement. On February 8, 2024, the Company filed an appeal which is in process with the appellate court. The Court has not yet assessed damages arising out of R2’s claim. In April 2024, R2 filed another action alleging infringement of the same patent in the Judicial Court of Paris, France and seeking an injunction prohibiting the sale of the allegedly infringing products and damages for the alleged infringement. The defendants in the French case include, among others, Intel Corporation and Dell SAS. Additionally, Dell SAS and its co-defendants filed a nullity action against the patent in France. In May 2024, R2 filed a third-party action in the Court of Milan, Italy, against Dell S.p.A., Intel Corporation Italia S.p.A., and other Intel customers alleging infringement of the same patent and seeking similar relief. Intel Corporation has agreed to defend the actions and indemnify the Company and its affiliates against certain losses incurred by the Company in connection with R2’s claims. Given the status of these lawsuits, the nature of the dispute, and the Company’s agreements with Intel Corporation, the Company is unable to make a reasonable estimate of the potential loss or range of losses that might arise from the litigations.

Other Litigation — Dell does not currently anticipate that any of the other legal proceedings it is involved in will have a material adverse effect on its business, financial condition, results of operations, or cash flows.

In accordance with the relevant accounting guidance, the Company provides disclosures of matters where it is at least reasonably possible that the Company could experience a material loss exceeding the amounts already accrued for these or other proceedings or matters. In addition, the Company also discloses matters based on its consideration of other matters and qualitative factors, including the experience of other companies in the industry, and investor, customer, and employee relations considerations. As of May 3, 2024, the Company does not believe there is a reasonable possibility that a material loss exceeding the amounts already accrued for these or other proceedings or matters has been incurred. However, since the ultimate resolution of any such proceedings and matters is inherently unpredictable, the Company’s business, financial condition, results of operations, or cash flows could be materially affected in any particular period by unfavorable outcomes in one or more of these proceedings or matters. Whether the outcome of any claim, suit, assessment, investigation, or legal proceeding, individually or collectively, could have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows will depend on a number of factors, including the nature, timing, and amount of any associated expenses, amounts paid in settlement, damages, or other remedies or consequences.

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

Under the Separation and Distribution Agreement entered into with VMware, Inc. upon completion of the spin-off of VMware, Inc. by means of a special stock dividend (the “VMware Spin-off”), Dell Technologies agreed to indemnify VMware, Inc., each of its subsidiaries and each of their respective directors, officers, employees, as well as any successors and assigns of the foregoing, from and against all liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to Dell Technologies as part of the separation of Dell Technologies and VMware, Inc. (individually and together with its subsidiaries, “VMware”) and their respective businesses (the “Separation”). VMware similarly agreed to indemnify Dell Technologies Inc., each of its subsidiaries and each of their respective directors, officers, and employees from and against all liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to VMware as part of the Separation. The amounts that VMware and Dell Technologies may be obligated to pay each other could vary depending on the outcome of certain unresolved tax matters, which may not be resolved for several years. Net income tax indemnification receivables from VMware were immaterial as of May 3, 2024 and February 2, 2024.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 11 — INCOME AND OTHER TAXES

For the three months ended May 3, 2024, the Company’s effective income tax rate was (74.6)% on pre-tax income of $0.5 billion compared to 18.0% on pre-tax income of $0.7 billion for the three months ended May 5, 2023. The change in the Company’s effective income tax rate was primarily driven by discrete tax benefits of $0.4 billion related to changes in uncertain tax benefits resulting from the expiration of certain statutes of limitations and $0.2 billion related to stock-based compensation.

The differences between the estimated effective income tax rates and the U.S. federal statutory rate of 21% principally result from the geographical distribution of income, differences between the book and tax treatment of certain items, and discrete tax items. In certain jurisdictions, the Company’s tax rate is significantly less than the applicable statutory rate as a result of tax holidays. The majority of the Company’s foreign income subject to these tax holidays and lower tax rates is attributable to Singapore and China. A significant portion of these income tax benefits relates to a tax holiday that will be effective until January 31, 2029. Most of the Company’s other tax holidays will expire in whole or in part during fiscal years 2030 and 2031. Many of these tax holidays and reduced tax rates may be extended when certain conditions are met or may be terminated early if certain conditions are not met or as a result of changes in tax legislation. As of May 3, 2024, the Company was not aware of any matters of non-compliance related to these tax holidays or enacted tax legislative changes affecting these tax holidays.

In June 2023, the Company received a Revenue Agent’s Report for the examination by the Internal Revenue Service (“IRS”) of fiscal years 2018 through 2019. The IRS proposed adjustments primarily relating to certain transactions the Company completed as part of its business integration efforts. In August 2023, the Company submitted a written protest to the IRS relating to certain assessments. The Company received a rebuttal from the IRS to its written protest in April 2024. The Company disagrees with the IRS proposed adjustments and will contest them through the IRS administrative appeals procedures. The Company anticipates that the appeals process for the resolution of these matters will extend beyond the next twelve months. In September 2023, the IRS commenced a federal income tax examination of fiscal years 2020 through 2022.

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

Judgment is required in evaluating the Company’s uncertain tax positions and determining the Company’s provision for income taxes. Unrecognized tax benefits were $1.0 billion and $1.3 billion as of May 3, 2024 and February 2, 2024, respectively, and are included in other non-current liabilities in the Condensed Consolidated Statements of Financial Position. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

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

The following table presents changes in accumulated other comprehensive income (loss), net of tax, by the following components as of the dates indicated:

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Pension and Other Postretirement Plans	Accumulated Other Comprehensive Income (Loss)

	(in millions)
Balances as of February 2, 2024	$(755)	$(30)	$(15)	$(800)
Other comprehensive income (loss) before reclassifications	(74)	87	2	15
Amounts reclassified from accumulated other comprehensive income (loss)	—	(19)	(1)	(20)
Total change for the period	(74)	68	1	(5)
Balances as of May 3, 2024	$(829)	$38	$(14)	$(805)

Amounts related to the Company’s cash flow hedges are reclassified to net income during the same period in which the items being hedged are recognized in earnings. See Note 7 of the Notes to the Condensed Consolidated Financial Statements for more information about the Company’s derivative instruments.

The following table presents reclassifications out of accumulated other comprehensive income (loss), net of tax, to net income for the periods indicated:

	Three Months Ended
	May 3, 2024			May 5, 2023
	Cash Flow Hedges	Pensions	Total	Cash Flow Hedges	Pensions	Total

	(in millions)
Total reclassifications, net of tax:
Net revenue	$18	$—	$18	$(88)	$—	$(88)
Cost of net revenue	1	—	1	(3)	—	(3)
Operating expenses	—	1	1	—	—	—
Total reclassifications, net of tax	$19	$1	$20	$(91)	$—	$(91)

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 13 — CAPITALIZATION

The following table presents the Company’s authorized, issued, and outstanding common stock as of the dates indicated:

	Authorized	Issued	Outstanding

	(in millions)
Common stock as of May 3, 2024
Class A	600	328	328
Class B	200	76	76
Class C	7,900	429	306
Class D	100	—	—
	8,800	833	710

Common stock as of February 2, 2024
Class A	600	353	353
Class B	200	86	86
Class C	7,900	382	266
Class D	100	—	—
	8,800	821	705

Preferred Stock

The Company is authorized to issue one million shares of preferred stock, par value $0.01 per share. As of May 3, 2024 and February 2, 2024, no shares of preferred stock were issued or outstanding.

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

During the three months ended May 3, 2024, the Company issued 35 million shares of Class C Common Stock to stockholders upon the conversion of 25 million shares of Class A Common Stock and 10 million shares of Class B Common Stock in accordance with the Company’s certificate of incorporation. During the three months ended May 5, 2023, there were no conversions of shares of Class A Common Stock or Class B Common Stock into shares of Class C Common Stock.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Dividends

On February 29, 2024, the Company announced that the Board of Directors approved a 20% increase in the quarterly dividend rate to $0.445 per share per fiscal quarter beginning in the first quarter of Fiscal 2025.

The Company paid the following dividends during the periods presented:

Three Months Ended	Declaration Date	Record Date	Payment Date	Dividend per Share	Amount (in millions)

Fiscal 2025
May 3, 2024	February 29, 2024	April 23, 2024	May 3, 2024	$0.445	$316
Fiscal 2024
May 5, 2023	March 2, 2023	April 25, 2023	May 5, 2023	$0.37	$270

During the three months ended May 3, 2024 and May 5, 2023, the Company also paid an immaterial amount of dividend equivalents on eligible vested equity awards which are not included above.

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

During the three months ended May 3, 2024, the Company repurchased approximately 6.7 million shares of Class C Common Stock for a total purchase price of approximately $0.7 billion. During the three months ended May 5, 2023, the Company repurchased 6.1 million shares of Class C Common Stock for a total purchase price of approximately $0.3 billion.

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

The following table presents basic and diluted earnings per share for the periods indicated:

	Three Months Ended
	May 3, 2024	May 5, 2023
Earnings per share attributable to Dell Technologies Inc.
Dell Technologies Common Stock — Basic	$1.36	$0.81
Dell Technologies Common Stock — Diluted	$1.32	$0.79

The following table presents the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended
	May 3, 2024	May 5, 2023

	(in millions)
Numerator: Dell Technologies Common Stock
Net income attributable to Dell Technologies Inc. — basic and diluted	$960	$583

Denominator: Dell Technologies Common Stock weighted-average shares outstanding
Weighted-average shares outstanding — basic	708	724
Dilutive effect of equity awards	19	13
Weighted-average shares outstanding — diluted	727	737
Weighted-average shares outstanding — antidilutive	—	16

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 15 — RELATED PARTY TRANSACTIONS

Prior to the acquisition on November 22, 2023 of VMware LLC (previously VMware, Inc. and individually and together with its consolidated subsidiaries, “VMware”) by Broadcom Inc. (“Broadcom”), VMware was considered a related party of the Company. Upon Broadcom’s acquisition of VMware, Mr. Dell’s ownership interest in VMware and his position as Chairman of the Board of VMware terminated, and the Company determined no related party relationship exists with Broadcom or VMware effective as of November 22, 2023. The information provided below includes a summary of related party transactions with VMware for the three months ended May 5, 2023. The Company continues to engage in select transactions with VMware following the completion of Broadcom’s acquisition and the termination of the related party relationship. See Note 16 of the Notes to the Consolidated Financial Statements for additional information.

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

•DFS provided financing to certain VMware end-users, which resulted in the recognition of amounts due to related parties on the Condensed Consolidated Statements of Financial Position. Associated financing fees were recorded to product net revenue on the Condensed Consolidated Statements of Income and were reflected within sales and leases of products to VMware in the table below.

•Dell Technologies procured products and services from VMware for its internal use. For the three months ended May 5, 2023, costs incurred associated with products and services purchased from VMware for internal use were immaterial.

•Dell Technologies sold and leased products and sold services to VMware. For the three months ended May 5, 2023, revenue recognized from sales of services to VMware was immaterial.

•Dell Technologies and VMware entered into joint marketing, sales, and branding arrangements, for which both parties incurred costs. For the three months ended May 5, 2023, consideration received from VMware for joint marketing, sales, and branding arrangements was immaterial.

The following table presents information about the impact of Dell Technologies’ related party transactions with VMware on the Consolidated Statements of Income for the three months ended May 5, 2023:

		Three Months Ended
	Classification	May 5, 2023

		(in millions)
Sales and leases of products to VMware	Net revenue - products	$40
Purchase of VMware products for resale	Cost of net revenue - products	$207
Purchase of VMware services for resale	Cost of net revenue - services	$876

In connection with the completion of the VMware Spin-off, Dell Technologies and VMware entered into a Tax Matters Agreement effective as of April 14, 2021 (the “Tax Matters Agreement”) which governs the respective rights and obligations of Dell Technologies and VMware regarding income and other taxes as well as related matters, including tax liabilities and benefits, attributes, and returns for periods both preceding and proceeding the VMware Spin-off. Pursuant to the Tax Matters Agreement, net receipts for VMware during the three months ended May 5, 2023 were immaterial.

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

The reportable segments disclosed herein are based on information reviewed by the Company’s management to evaluate the business segment results. The Company’s measure of segment revenue and segment operating income for management reporting purposes excludes operating results of other businesses, unallocated corporate transactions, amortization of intangible assets, stock-based compensation expense, and other corporate expenses, as applicable. The Company does not allocate assets to the above reportable segments for internal reporting purposes.

Following its acquisition by Broadcom on November 22, 2023, VMware announced changes to its go-to-market approach for VMware offerings that impacted the Company’s commercial relationship with VMware. On March 25, 2024, the Company terminated the Commercial Framework Agreement (“CFA”) with VMware, which provided the framework under which the Company and VMware continued the commercial relationship following the VMware Spin-off, where Dell Technologies acted as a distributor of VMware’s stand-alone products and services and purchased such products and services for resale to end-user customers (“VMware Resale”). Dell Technologies no longer acts as a distributor of VMware’s standalone products and services, though the Company will continue to support customers that have purchased resale offerings sold in prior periods. The results of VMware Resale transactions are reflected in other businesses. The Company continues to integrate certain VMware products and services with select Dell Technologies’ offerings to end-users. The results of such offerings are reflected within CSG or ISG, depending upon the nature of the underlying offering sold.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents a reconciliation of net revenue by the Company’s reportable segments to the Company’s consolidated net revenue as well as a reconciliation of segment operating income to the Company’s consolidated operating income for the periods indicated:

	Three Months Ended
	May 3, 2024	May 5, 2023

	(in millions)
Consolidated net revenue:
Infrastructure Solutions Group	$9,227	$7,593
Client Solutions Group	11,967	11,983
Reportable segment net revenue	21,194	19,576
Other businesses (a)	1,049	1,343
Unallocated transactions (b)	1	3
Total consolidated net revenue	$22,244	$20,922

Consolidated operating income:
Infrastructure Solutions Group	$736	$740
Client Solutions Group	732	892
Reportable segment operating income	1,468	1,632
Other businesses (a)	6	(36)
Unallocated transactions (b)	—	2
Amortization of intangibles (c)	(168)	(203)
Stock-based compensation expense (d)	(210)	(225)
Other corporate expenses (e)	(176)	(101)
Total consolidated operating income	$920	$1,069
____________________
(a)Other businesses consists of (i) VMware Resale, (ii) Secureworks, and (iii) Virtustream, and do not meet the requirements for a reportable segment, either individually or collectively.
(b)Unallocated transactions includes other corporate items that are not allocated to Dell Technologies’ reportable segments.
(c)Amortization of intangibles includes non-cash purchase accounting adjustments that are primarily related to the EMC merger transaction.
(d)Stock-based compensation expense consists of equity awards granted based on the estimated fair value of those awards at grant date.
(e)Other corporate expenses includes severance expenses, payroll taxes associated with stock-based compensation, facility action costs, transaction-related expenses, impairment charges, incentive charges related to equity investments, and other costs.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents the disaggregation of net revenue by reportable segment and by major product categories within the segments for the periods indicated:

	Three Months Ended
	May 3, 2024	May 5, 2023

	(in millions)
Net revenue:
Infrastructure Solutions Group:
Servers and networking	$5,466	$3,837
Storage	3,761	3,756
Total ISG net revenue	$9,227	$7,593
Client Solutions Group:
Commercial	$10,154	$9,862
Consumer	1,813	2,121
Total CSG net revenue	$11,967	$11,983

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 17 — SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION

The following table presents additional information on selected assets included in the Condensed Consolidated Statements of Financial Position as of the dates indicated:

	May 3, 2024	February 2, 2024

	(in millions)
Cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$5,830	$7,366
Restricted cash - other current assets (a)	127	136
Restricted cash - other non-current assets (a)	5	5
Total cash, cash equivalents, and restricted cash	$5,962	$7,507
Inventories:
Production materials	$3,285	$2,321
Work-in-process	694	607
Finished goods	803	694
Total inventories	$4,782	$3,622
Deferred costs:
Total deferred costs, current (b)	$5,196	$5,548
Property, plant, and equipment, net:
Assets in a customer contract	$4,966	$5,022
Computer and other equipment	3,627	3,552
Land and buildings	2,817	2,877
Internal use software	2,253	2,166
Total property, plant, and equipment	13,663	13,617
Accumulated depreciation and amortization	(7,426)	(7,185)
Total property, plant, and equipment, net	$6,237	$6,432
____________________
(a)    Restricted cash includes cash required to be held in escrow pursuant to DFS securitization arrangements.
(b)    Deferred costs are included in other current assets in the Condensed Consolidated Statements of Financial Position. Amounts classified as long-term deferred costs are included in other non-current assets and are not disclosed above.

Warranty Liability

The following table presents changes in the Company’s liability for standard limited warranties for the periods indicated:

	Three Months Ended
	May 3, 2024	May 5, 2023

	(in millions)
Warranty liability:
Warranty liability at beginning of period	$426	$467
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties (a)	229	196
Service obligations honored	(229)	(225)
Warranty liability at end of period	$426	$438
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

The following table presents the activity related to the Company’s severance liability for the periods indicated:

	Three Months Ended
	May 3, 2024	May 5, 2023

	(in millions)
Severance liability:
Severance liability at beginning of period	$352	$408
Severance charges	92	48
Cash paid and other	(250)	(294)
Severance liability at end of period	$194	$162

The following table presents severance charges as included in the Condensed Consolidated Statements of Income for the periods indicated:

	Three Months Ended
	May 3, 2024	May 5, 2023

	(in millions)
Severance charges:
Cost of net revenue	$29	$21
Selling, general, and administrative	43	26
Research and development	20	1
Total severance charges	$92	$48

Supply Chain Finance Program

The Company maintains a Supply Chain Finance Program (the “SCF Program”), which enables eligible suppliers, at the supplier's sole discretion, to sell receivables due from the Company to a third-party financial institution. The Company has no involvement in establishing the terms or conditions of the arrangement between its suppliers and the financial institution, no economic interest in a supplier's decision to sell a receivable, and does not provide legally secured assets or other forms of guarantees under the arrangement. The SCF Program does not impact the Company's liquidity as payments for participating supplier invoices are remitted by the Company to the financial institution on the original invoice due date, regardless of whether an individual invoice is sold by the supplier to the financial institution. As of May 3, 2024 and February 2, 2024, the Company had $1.0 billion and $1.1 billion, respectively, included within Accounts Payable on the Condensed Consolidated Statements of Financial Position representing invoices due to suppliers confirmed as valid under the SCF Program.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Interest and other, net

The following table presents information regarding interest and other, net for the periods indicated:

	Three Months Ended
	May 3, 2024	May 5, 2023

	(in millions)
Interest and other, net:
Investment income, primarily interest	$54	$59
Loss on investments, net	(30)	(15)
Interest expense	(343)	(405)
Foreign exchange	(38)	(32)
Other	(16)	29
Total interest and other, net	$(373)	$(364)

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 18 — SUBSEQUENT EVENTS

There were no known events occurring after May 3, 2024, and up until the date of issuance of this report that would materially affect the information presented herein.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2024 and the unaudited Condensed Consolidated Financial Statements included in this report. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs, and that are subject to numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied in any forward-looking statements.

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

Our fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. We refer to our fiscal year ending January 31, 2025 as “Fiscal 2025” and our fiscal year ended February 2, 2024 as “Fiscal 2024.” Fiscal 2025 and Fiscal 2024 include 52 weeks.

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

•Client Solutions Group (“CSG”) — CSG includes offerings designed for commercial and consumer customers. Our CSG portfolio includes branded PCs, including notebooks, desktops, and workstations, branded peripherals, and third-party software and peripherals. CSG also includes services offerings, such as configuration, support and deployment, and extended warranties.

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

We offer customers choice in how they acquire our solutions including traditional purchasing and financing offerings provided by Dell Financial Services and its affiliates (“DFS”). We also offer flexible consumption models, that include utility, subscription, and as-a-Service models. These offerings allow our customers to pay over time and provide them with operational and financial flexibility. For additional information about our financing arrangements, see Note 4 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Business Trends and Challenges

During the first quarter of Fiscal 2025, certain trends and conditions, including the following, continued to affect the environment in which we operate:

•Macroeconomic environment: During the first quarter of Fiscal 2025, the macroeconomic environment showed signs of stabilizing as the demand environment improved across a number of our offerings, resulting in overall net revenue growth. While the demand environment improved, the pricing environment became increasingly competitive, which affected our ISG and CSG gross margin performance.

•Advancements in artificial intelligence: Our ISG business continued to benefit from increased demand for AI-optimized solutions due to the impact of AI advancements on customer spending behavior, as organizations look to integrate AI into their operations. Demand for AI-optimized servers outpaced the supply of graphics processing units (“GPUs”) for these products, resulting in elevated backlog levels for such offerings as we exited the quarter.

•Supply Chain: Notwithstanding the elevated demand for AI-optimized solutions, our supply chain operated efficiently during the quarter. We experienced a decline in input costs, which consist of both component and logistics costs.

•Broadcom’s acquisition of VMware: On November 22, 2023, Broadcom Inc. (“Broadcom”) completed its acquisition of VMware, leading to changes to our relationship with VMware as described below. The changes continued to affect our other businesses net revenue for the first quarter of Fiscal 2025.

We expect the demand environment will continue to improve throughout the remainder of Fiscal 2025 as the macroeconomic environment continues to stabilize. While we anticipate the pricing environment will remain competitive throughout Fiscal 2025, we expect net revenue growth for the full fiscal year, driven primarily by net revenue attributable to ISG and, to a lesser extent, net revenue attributable to CSG. We expect ISG net revenue to grow, driven by our AI-optimized servers and continued demand improvement for our traditional servers and storage offerings. We expect CSG net revenue to grow, driven in part by the anticipated PC refresh cycle in the latter part of Fiscal 2025. We expect a continued reduction of our other businesses’ net revenue as we will no longer act as a distributor of VMware’s standalone products and services.

We expect input costs to increase during Fiscal 2025, notably in the second half of the year, principally driven by anticipated inflation for component costs. Input cost trends are dependent on the strength or weakness of actual end-user demand and supply dynamics, which will continue to fluctuate and ultimately impact our costs, pricing, and operating results.

We remain focused on executing our key strategic priorities, building long-term value creation for our stakeholders, and addressing our customers’ needs while continuing to make prudent decisions in response to the environment. We look to balance profitability and growth while maintaining disciplined pricing as we navigate through competitive pricing pressures. We continue to remain committed to disciplined cost management, including limitation of external hiring, employee reorganizations, and other actions to align our investments with our strategic priorities and customer needs.

Throughout the year, we will continue to advance our own capabilities to change the way we work and make decisions, improve business outcomes and the customer experience, and reduce costs by leveraging new technology to streamline our own systems and optimize business processes. We believe our unique operating advantages provide a foundation to foster growth, drive efficiencies, and continue to position us for long-term success.

Relationship with VMware — On November 22, 2023, VMware was acquired by Broadcom, and subsequently announced changes to its go-to-market approach for VMware offerings that impacted our commercial relationship with VMware. On March 25, 2024, the Company terminated the Commercial Framework Agreement (“CFA”) with VMware, which provided the framework under which we and VMware continued our commercial relationship following our spin-off of VMware by means of a special stock dividend. We no longer act as a distributor of VMware’s standalone products and services, though we will continue to support customers that have purchased resale offerings sold in prior periods. The Company continues to integrate certain VMware products and services with select Dell Technologies’ offerings to end-users. The results of such offerings are reflected within CSG or ISG, depending upon the nature of the underlying offering sold.

VMware was a related party until the date of its acquisition by Broadcom. The acquisition terminated the preexisting related party relationship with VMware such that no related party relationship exists with either Broadcom or VMware effective as of November 22, 2023. For more information regarding the impact of the Broadcom acquisition of VMware and our related party transactions with VMware, see Note 15 of the Notes to the Condensed Consolidated Financial Statements included in this report.

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

We anticipate that ISG will continue to benefit from technology advances and customer interest in AI. Through our server and networking and storage offerings, including our AI-optimized solutions, we are well-positioned to capture growth and support our customers’ needs.

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

CSG — We participate in all segments of the PC market but focus on commercial and high-end consumer computing devices, as we believe they represent the most stable and profitable markets. We anticipate that CSG will benefit from advances in AI over the long-term as customers will require PCs with the ability to run their complex AI workloads.

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

Foreign Currency Exposure — We manage our business on a U.S. dollar basis. However, we have a large global presence, generating approximately half of our net revenue from sales to customers outside of the United States during the first quarter of Fiscal 2025 and Fiscal 2024. As a result, our operating results can be, and particularly in recent periods have been, impacted by fluctuations in foreign currency exchange rates. We utilize a comprehensive hedging strategy intended to mitigate the impact of foreign currency volatility over time, and we adjust pricing when possible to further minimize foreign currency impacts.

Other Macroeconomic Risks and Uncertainties — The impacts of trade protection measures, including increases in tariffs and trade barriers, changes in government policies and international trade arrangements, geopolitical volatility, and global macroeconomic conditions (including those in China), may affect our ability to conduct business in some non-U.S. markets. We monitor and seek to mitigate these risks with adjustments to our manufacturing, supply chain, and distribution networks.

NON-GAAP FINANCIAL MEASURES

In this management’s discussion and analysis, we use supplemental measures of our performance which are derived from our consolidated financial information but which are not presented in our consolidated financial statements prepared in accordance with GAAP. These non-GAAP financial measures include non-GAAP product gross margin; non-GAAP services gross margin; non-GAAP gross margin; non-GAAP operating expenses; non-GAAP operating income; non-GAAP net income; non-GAAP earnings per share attributable to Dell Technologies Inc. - diluted; free cash flow; and adjusted free cash flow. These non-GAAP financial measures are not meant to be considered as indicators of performance or liquidity in isolation from or as a substitute for gross margin, operating expenses, operating income, net income, diluted earnings per share, or cash flows from operating activities prepared in accordance with GAAP, and should be read only in conjunction with financial information presented on a GAAP basis.

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

Non-GAAP product gross margin, non-GAAP services gross margin, non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income, non-GAAP net income, and non-GAAP earnings per share attributable to Dell Technologies Inc. - diluted, as defined by us, exclude amortization of intangible assets, stock-based compensation expense, other corporate expenses and, for non-GAAP net income and non-GAAP earnings per share attributable to Dell Technologies Inc. - diluted, fair value adjustments on equity investments and an aggregate adjustment for income taxes. As the excluded items may have a material impact on our financial results, our management compensates for this limitation by relying primarily on our GAAP results and using non-GAAP financial measures supplementally or for projections when comparable GAAP financial measures are not available.

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

•Amortization of Intangible Assets — Amortization of intangible assets primarily consists of the amortization of customer relationships, developed technology, and trade names. In connection with our acquisition by merger of EMC, referred to as the “EMC merger transaction,” and the acquisition of Dell Inc. by Dell Technologies Inc., referred to as the “going-private transaction,” all of the tangible and intangible assets and liabilities of EMC and Dell Inc. and their consolidated subsidiaries, respectively, were accounted for and recognized at fair value on the transaction dates. We exclude amortization charges for the amortization of intangible assets as they do not reflect our current operating performance and charges are significantly impacted by the timing and magnitude of our acquisitions and, as a result, may vary in amount from period to period.

•Stock-based Compensation Expense — Stock-based compensation expense consists of equity awards granted based on the estimated fair value of those awards at grant date. To estimate the fair value of performance-based awards containing a market condition, we use the Monte Carlo valuation model. For other share-based awards, the fair value is generally based on the closing price of the Class C Common Stock as reported on the New York Stock Exchange on the date of grant.  Although stock-based compensation is an important aspect of the compensation of our employees and executives, we exclude such expense because the fair value of the stock-based awards may fluctuate based on factors unrelated to the operating performance of the business and may bear little resemblance to the actual value realized upon the vesting or future exercise of the related stock-based awards.

~~•~~Other Corporate Expenses — Other corporate expenses consist primarily of severance expenses, payroll taxes associated with stock-based compensation, facility action costs, transaction-related expenses, impairment charges, and incentive charges related to equity investments. Severance costs are primarily related to severance and benefits for employees terminated pursuant to cost management initiatives. Transaction-related expenses typically consist of acquisition, integration, and divestitures related costs, primarily representing costs for legal, banking, consulting, and advisory services, and are expensed as incurred. Although we may incur these types of expenses in the future, we exclude other corporate expenses as they can vary from period to period, are significantly impacted by the timing and nature of these events, and are not used by management in assessing operating performance of the business.

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

•Aggregate Adjustment for Income Taxes — The aggregate adjustment for income taxes is the estimated combined income tax effect for the adjustments described above and determined based on the tax jurisdictions where those adjustments were incurred, as well as an adjustment for discrete tax items. During the first quarter of Fiscal 2025, the aggregate adjustment for income taxes included discrete tax benefits of $0.4 billion related to changes in uncertain tax benefits resulting from the expiration of certain statutes of limitations and $0.2 billion related to stock-based compensation. We exclude these benefits or charges for purposes of calculating non-GAAP net income due to the variability in recognition of discrete tax items from period to period. The tax effects are determined based on the tax jurisdictions where the above items were incurred. See Note 11 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information about our income taxes. Beginning in Fiscal 2025, our non-GAAP income tax is calculated using a fixed estimated annual tax rate which is determined based on historical trends and projections for the current fiscal year. We may adjust our estimated annual tax rate during the fiscal year to take into account events that would significantly impact our income tax expense, including significant changes resulting from tax legislation, material changes in geographic mix of revenue and expenses, changes to our corporate structure, and other significant events.

The following table presents a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP measure for the periods indicated:

	Three Months Ended
	May 3, 2024	% Change	May 5, 2023

	(in millions, except percentages)
Product gross margin	$2,361	(11)%	$2,661
Non-GAAP adjustments:
Amortization of intangibles	60		79
Stock-based compensation expense	14		13
Other corporate expenses	4		8
Non-GAAP product gross margin	$2,439	(12)%	$2,761

Services gross margin	$2,445	4%	$2,357
Non-GAAP adjustments:
Stock-based compensation expense	24		25
Other corporate expenses	39		21
Non-GAAP services gross margin	$2,508	4%	$2,403

Gross margin	$4,806	(4)%	$5,018
Non-GAAP adjustments:
Amortization of intangibles	60		79
Stock-based compensation expense	38		38
Other corporate expenses	43		29
Non-GAAP gross margin	$4,947	(4)%	$5,164

Operating expenses	$3,886	(2)%	$3,949
Non-GAAP adjustments:
Amortization of intangibles	(108)		(124)
Stock-based compensation expense	(172)		(187)
Other corporate expenses	(133)		(72)
Non-GAAP operating expenses	$3,473	(3)%	$3,566

	Three Months Ended
	May 3, 2024	% Change	May 5, 2023

	(in millions, except percentages and per share amounts)
Operating income	$920	(14)%	$1,069
Non-GAAP adjustments:
Amortization of intangibles	168		203
Stock-based compensation expense	210		225
Other corporate expenses	176		101
Non-GAAP operating income	$1,474	(8)%	$1,598

Net income	$955	65%	$578
Non-GAAP adjustments:
Amortization of intangibles	168		203
Stock-based compensation expense	210		225
Other corporate expenses	170		98
Fair value adjustments on equity investments	30		15
Aggregate adjustment for income taxes	(610)		(156)
Non-GAAP net income	$923	(4)%	$963

Earnings per share attributable to Dell Technologies Inc. — diluted	$1.32	67%	$0.79
Non-GAAP adjustments:
Amortization of intangibles	0.23		0.28
Stock-based compensation expense	0.29		0.30
Other corporate expenses	0.24		0.13
Fair value adjustments on equity investments	0.04		0.02
Aggregate adjustment for income taxes	(0.84)		(0.21)
Total non-GAAP adjustments attributable to non-controlling interests	(0.01)		—
Non-GAAP earnings per share attributable to Dell Technologies Inc. — diluted	$1.27	(3)%	$1.31

In addition to the above measures, we use free cash flow and adjusted free cash flow as non-GAAP liquidity measures to evaluate our performance. As presented in the following table, we define free cash flow to consist of cash flow from operations after excluding capital expenditures and capitalized software costs, net. To measure adjusted free cash flow, we exclude the impact of financing receivables and equipment under operating leases from free cash flow, as the initial funding of these DFS offerings at the time of origination is largely subsequently replaced with cash inflows from our DFS debt, the majority of which is asset-backed.

Free cash flow and adjusted free cash flow provide useful information to management and investors in part because we use these metrics in our long-term capital allocation framework. Further, we believe free cash flow and adjusted free cash flow are useful measures to management and investors because they reflect cash that we can use, among other purposes, to repurchase common stock, pay dividends on our common stock, invest in our business, pay down debt, and make strategic acquisitions.

As is the case with the non-GAAP measures presented above, users should consider the limitations of using free cash flow and adjusted free cash flow, including the fact that those measures do not provide a complete measure of our cash flows for any period. Free cash flow and adjusted free cash flow do not purport to be alternatives to cash flows from operating activities as a measure of liquidity. In particular, free cash flow and adjusted free cash flow are not intended to be a measure of cash flow available for management’s discretionary use, as these measures do not reflect certain cash requirements, such as debt service requirements and other contractual commitments.

The following table presents a reconciliation of free cash flow and adjusted free cash flow to cash from operating activities for the periods indicated:

	Three Months Ended
	May 3, 2024	% Change	May 5, 2023

	(in millions, except percentages)
Cash flow from operations	$1,043	(41)%	$1,777
Non-GAAP adjustments:
Capital expenditures and capitalized software development costs, net (a)	(586)		(698)
Free cash flow	$457	(58)%	$1,079

Free cash flow	$457	(58)%	$1,079
Non-GAAP adjustments:
Financing receivables (b)	165		(367)
Equipment under operating leases (c)	1		(25)
Adjusted free cash flow	$623	(9)%	$687
____________________
(a)    Capital expenditures and capitalized software development costs, net include proceeds from sales of facilities, land, and other assets.
(b)    Financing receivables represent the operating cash flow impact from the change in DFS financing receivables.
(c)    Equipment under operating leases represents the net change of capital expenditures and depreciation expense for DFS leases and contractually embedded leases identified within flexible consumption arrangements.

RESULTS OF OPERATIONS

Consolidated Results

The following table summarizes our consolidated results for the periods indicated. Unless otherwise indicated, all changes identified for the current-period results represent comparisons to results for the prior corresponding fiscal period.

	Three Months Ended
	May 3, 2024			May 5, 2023
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue

	(in millions, except percentages and per share amounts)
Net revenue:
Products	$16,127	72.5%	7%	$15,036	71.9%
Services	6,117	27.5%	4%	5,886	28.1%
Total net revenue	$22,244	100.0%	6%	$20,922	100.0%
Gross margin:
Products	$2,361	14.6%	(11)%	$2,661	17.7%
Services	2,445	40.0%	4%	2,357	40.0%
Total gross margin	$4,806	21.6%	(4)%	$5,018	24.0%
Operating expenses	$3,886	17.5%	(2)%	$3,949	19.0%
Operating income	$920	4.1%	(14)%	$1,069	5.1%
Net income	$955	4.3%	65%	$578	2.8%
Earnings per share attributable to Dell Technologies — diluted	$1.32		67%	$0.79
Cash flow from operations	$1,043		(41)%	$1,777

Non-GAAP Financial Information
	Three Months Ended
	May 3, 2024			May 5, 2023
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue

	(in millions, except percentages and per share amounts)
Non-GAAP gross margin:
Products	$2,439	15.1%	(12)%	$2,761	18.4%
Services	2,508	41.0%	4%	2,403	40.8%
Total non-GAAP gross margin	$4,947	22.2%	(4)%	$5,164	24.7%
Non-GAAP operating expenses	$3,473	15.6%	(3)%	$3,566	17.0%
Non-GAAP operating income	$1,474	6.6%	(8)%	$1,598	7.6%
Non-GAAP net income	$923	4.1%	(4)%	$963	4.6%
Non-GAAP earnings per share attributable to Dell Technologies — diluted	$1.27		(3)%	$1.31
Free cash flow	$457		(58)%	$1,079
Adjusted free cash flow	$623		(9)%	$687

Non-GAAP product gross margin, non-GAAP services gross margin, non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income, non-GAAP net income, non-GAAP earnings per share attributable to Dell Technologies - diluted, free cash flow, and adjusted free cash flow are not measurements of financial performance prepared in accordance with GAAP. See “Non‑GAAP Financial Measures” for additional information about these non-GAAP financial measures, including our reasons for including these measures, material limitations with respect to the usefulness of the measures, and a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.

Overview

During the first quarter of Fiscal 2025, net revenue increased by 6%, driven by an increase in ISG net revenue, that was partially offset by a decrease in other businesses net revenue. The increase in ISG net revenue was primarily attributable to growth in our AI-optimized server offerings. Other businesses net revenue declined primarily due to a decrease in VMware Resale revenue driven by the change in our distributor relationship with VMware.

Operating income and non-GAAP operating income decreased by 14% to $0.9 billion and 8% to $1.5 billion, respectively, during the first quarter of Fiscal 2025. The declines were primarily driven by a decrease in CSG operating income from our commercial offerings and, to a lesser extent, our consumer offerings.

During the first three months of Fiscal 2025, both operating income and non-GAAP operating income as a percentage of net revenue decreased 100 basis points to 4.1% and 6.6%, respectively. These decreases reflected a decline in gross margin as a percentage of net revenue, as a result of a competitive pricing environment coupled with a shift in mix towards AI-optimized server offerings. The decreases in operating income and non-GAAP operating income as a percentage of net revenue were offset by a decrease in operating expense rate that was driven by strong ISG net revenue growth coupled with continued disciplined cost management.

Cash provided by operating activities was $1.0 billion during the first three months of Fiscal 2025, and was primarily driven by profitability partially offset by annual incentive-based personnel-related payments. Cash provided by operating activities was also impacted by other working capital dynamics, including strong cash collections performance, a shift in mix of the business, and timing of purchases and payments to vendors. During the first three months of Fiscal 2024, cash provided by operating activities was $1.8 billion, which primarily reflected strong working capital performance as we reduced inventory and accounts receivable. See “Liquidity, Cash Requirements, and Market Conditions” for additional information about our cash flow metrics.

We continue to see opportunities to create value and grow as we respond to long-term demand for our IT solutions driven by a data and AI-enabled world. We have demonstrated our ability to adjust to changing market conditions with complementary solutions and innovation across both segments of our business, an agile workforce, and the strength of our global supply chain. As we continue to innovate and modernize our offerings, we believe that Dell Technologies is well-positioned for long-term profitable growth.

Net Revenue

During the first quarter of Fiscal 2025, net revenue increased 6%, primarily driven by an increase in ISG net revenue that was partially offset by a decrease in other businesses net revenue. See “Business Unit Results” for further information.

•Product Net Revenue — Product net revenue includes revenue from the sale of hardware products and software licenses. During the first quarter of Fiscal 2025, product net revenue increased 7%, due to an increase in ISG product net revenue, partially offset by a decline in CSG and other businesses product net revenue. ISG product net revenue increased due to growth in our AI-optimized server offerings. CSG product net revenue decreased as the decline in our average selling prices of our CSG offerings outpaced the favorable impact of an increase in units sold. Other businesses product net revenue declined driven by the change in our distributor relationship with VMware.

•Services Net Revenue — Services net revenue includes revenue from our services offerings and support services related to hardware products and software licenses. During the first quarter of Fiscal 2025, services net revenue increased 4%, driven primarily by growth within services net revenue attributable to CSG, partially offset by a decline in other businesses services net revenue. The increase in CSG services net revenue was primarily attributable to third-party software support and maintenance and support and maintenance associated with products sold in prior periods. Other businesses services net revenue declined driven by the change in our distributor relationship with VMware.

A substantial portion of services net revenue is derived from offerings that have been deferred over a period of time, and, as a result, reported growth rates for services net revenue will be different than reported growth rates for product net revenue.

From a geographical perspective, net revenue increased in the Americas and decreased in EMEA and APJ during the first quarter of Fiscal 2025.

Gross Margin

During the first three months of Fiscal 2025, gross margin and non-GAAP gross margin both decreased 4% to $4.8 billion and $4.9 billion, respectively. The declines in gross margin and non-GAAP gross margin were driven by a decrease in CSG gross margin that was primarily attributable to a competitive pricing environment. The competitive pricing environment resulted in a decrease in the average selling prices of our CSG offerings that outpaced the favorable impact of an increase in units sold.

Gross margin and non-GAAP gross margin percentage decreased 240 basis points and 250 basis points to 21.6% and 22.2%, respectively, during the first three months of Fiscal 2025. The decreases in gross margin percentage and non-GAAP gross margin percentage were driven by a competitive pricing environment coupled with a shift in mix towards AI-optimized server offerings.

•Product Gross Margin — During the first three months of Fiscal 2025, product gross margin and non-GAAP product gross margin decreased 11% and 12%, respectively, to $2.4 billion. The decreases were primarily driven by a decline in CSG product gross margin, which was primarily attributable to the decline in the average selling prices of our CSG offerings as a result of a competitive pricing environment.

During the first three months of Fiscal 2025, product gross margin percentage and non-GAAP product gross margin percentage decreased 310 basis points and 330 basis points to 14.6% and 15.1%, respectively, due to a competitive pricing environment coupled with a decline in ISG product gross margin percentage due to a shift in mix towards AI-optimized server offerings.

•Services Gross Margin — During the first three months of Fiscal 2025, services gross margin and non-GAAP services gross margin both increased 4% to $2.4 billion and $2.5 billion, respectively. The increases were primarily attributable to growth within CSG services gross margin that was driven by hardware and third-party software support and maintenance as well as support and maintenance associated with products sold in prior periods.

During the first three months of Fiscal 2025, services gross margin percentage remained flat at 40.0% and non-GAAP services gross margin percentage increased 20 basis points to 41.0%, primarily due to an increase in other businesses services gross margin percentage, which was offset by a decrease in CSG services gross margin percentage.

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

The terms and conditions of our vendor rebate programs are largely based on product volumes and are generally negotiated either at the beginning of the annual or quarterly period, depending on the program. The timing and amount of vendor rebates and other discounts we receive under the programs may vary from period to period, reflecting changes in the competitive environment. We monitor our component costs and seek to address the effects of any changes to terms that might arise under our vendor rebate programs. Our gross margins for the first quarter of Fiscal 2025 were not materially affected by any changes to the terms of our vendor rebate programs, as the amounts we received under these programs were generally stable relative to our total net cost. We are not aware of any significant changes to our vendor rebate programs that will materially impact our results in the near term.

Operating Expenses

The following table presents information regarding our operating expenses for the periods indicated:

	Three Months Ended
	May 3, 2024			May 5, 2023
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue

	(in millions, except percentages)
Operating expenses:
Selling, general, and administrative	$3,123	14.1%	(4)%	$3,261	15.7%
Research and development	763	3.4%	11%	688	3.3%
Total operating expenses	$3,886	17.5%	(2)%	$3,949	18.9%

	Three Months Ended
	May 3, 2024			May 5, 2023
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue

	(in millions, except percentages)
Non-GAAP operating expenses	$3,473	15.6%	(3)%	$3,566	17.1%

During the first quarter of Fiscal 2025, total operating expenses decreased 2%, due to a decline in selling, general, and administrative expenses.

•Selling, General, and Administrative — During the first quarter of Fiscal 2025, selling, general, and administrative (“SG&A”) expenses decreased 4%, driven by a decrease in employee compensation and benefits expense, principally due to a decline in overall headcount and, to a lesser extent, a decrease in advertising expenses as a result of continued disciplined cost management.

•Research and Development — Research and development (“R&D”) expenses are primarily composed of personnel-related expenses incurred in connection with product development. R&D expenses increased 11% during the first quarter of Fiscal 2025, principally due to an increase in R&D-related employee compensation and benefits expense.

As a percentage of net revenue, R&D expenses for the first three months of Fiscal 2025 and Fiscal 2024 were 3.4% and 3.3%, respectively. The increase in R&D expenses as a percentage of net revenue was attributable to continued support of R&D initiatives.

During the first quarter of Fiscal 2025, non-GAAP operating expenses decreased 3%, driven by a decline in employee compensation and benefits expense, primarily resulting from a decline in overall headcount, and advertising expenses due to continued disciplined cost management, partially offset by continued support of R&D initiatives.

We continue to make strategic investments designed to enable growth, marketing, and R&D, while balancing our efforts to drive cost efficiencies in the business. We also expect to continue making investments in support of our own digital transformation which aims to streamline and optimize our business processes.

Operating Income

Operating income and non-GAAP operating income decreased by 14% to $0.9 billion and 8% to $1.5 billion, respectively, during the first quarter of Fiscal 2025. The declines were primarily driven by a decrease in CSG operating income from our commercial offerings and, to a lesser extent, our consumer offerings.

During the first three months of Fiscal 2025, both operating income and non-GAAP operating income as a percentage of net revenue decreased 100 basis points to 4.1% and 6.6%, respectively. These decreases reflected a decline in gross margin as a percentage of net revenue, as a result of a competitive pricing environment coupled with a shift in mix towards AI-optimized server offerings. The decreases in operating income and non-GAAP operating income as a percentage of net revenue were offset by a decrease in operating expense rate that was driven by strong ISG net revenue growth coupled with continued disciplined cost management.

Interest and Other, Net

The following table presents information regarding interest and other, net for the periods indicated:

	Three Months Ended
	May 3, 2024	May 5, 2023

	(in millions)
Interest and other, net:
Investment income, primarily interest	$54	$59
Loss on investments, net	(30)	(15)
Interest expense	(343)	(405)
Foreign exchange	(38)	(32)
Other	(16)	29
Total interest and other, net	$(373)	$(364)

The change in interest and other, net was unfavorable, primarily as a result of an increase in debt extinguishment fees coupled with the impact of fair value adjustments on our non-marketable strategic investments portfolio during the first quarter of Fiscal 2025. Unfavorable impacts within interest and other, net were partially offset by a reduction in interest expense.

Income and Other Taxes

The following table presents information regarding our income and other taxes for the periods indicated:

	Three Months Ended
	May 3, 2024	May 5, 2023

	(in millions, except percentages)
Income before income taxes	$547	$705
Income tax expense (benefit)	$(408)	$127
Effective income tax rate	(74.6)%	18.0%

For the first three months of Fiscal 2025 and Fiscal 2024, our effective income tax rate was (74.6)% and 18.0%, respectively. The change in our effective income tax rate was primarily attributable to discrete tax benefits of $0.4 billion related to changes in uncertain tax benefits resulting from the expiration of certain statutes of limitations and $0.2 billion related to stock-based compensation.

Our effective income tax rate can fluctuate depending on the geographic distribution of our worldwide earnings, as our foreign earnings are generally taxed at lower rates than in the United States. The differences between our effective income tax rates and the U.S. federal statutory rate of 21% principally result from the geographical distribution of income, differences between the book and tax treatment of certain items, and discrete tax items. In certain jurisdictions, our tax rate is significantly less than the applicable statutory rate as a result of tax holidays. The majority of our foreign income subject to these tax holidays is attributable to Singapore and China. A significant portion of these income tax benefits relates to a tax holiday that will be effective until January 31, 2029. Most of our other tax holidays will expire in whole or in part during Fiscal 2030 and Fiscal 2031. Many of these tax holidays and reduced tax rates may be extended when certain conditions are met or may be terminated early if certain conditions are not met or as a result of changes in tax legislation. As of May 3, 2024, we were not aware of any matters of non-compliance or enacted tax legislative changes affecting these tax holidays.

Many countries have enacted or are in the process of enacting laws based on the Pillar Two proposal relating to global minimum tax issued by the Organisation for Economic Co-operation and Development (“OECD”). While we expect our effective income tax rate and cash income tax payments could increase in future years as a result of the global minimum tax, we do not expect it will have a material impact to our Fiscal 2025 consolidated results of operations. Our assessment could be affected by legislative guidance and future enactment of additional provisions within the Pillar Two framework, particularly in countries in which we have tax holidays and incentives.

For further discussion regarding tax matters, including the status of income tax audits, see Note 11 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Net Income

During the first quarter of Fiscal 2025, net income increased 65% to $1.0 billion, driven primarily by the impact of an income tax benefit, which was partially offset by a decline in operating income.

During the first quarter of Fiscal 2025, non-GAAP net income decreased 4% to $0.9 billion, driven by a decline in operating income, which was partially offset by a decline in income tax expense.

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

Infrastructure Solutions Group

The following table presents net revenue and operating income attributable to ISG for the periods indicated:

	Three Months Ended
	May 3, 2024	% Change	May 5, 2023

	(in millions, except percentages)
Net revenue:
Servers and networking	$5,466	42%	$3,837
Storage	3,761	—%	3,756
Total ISG net revenue	$9,227	22%	$7,593

Operating income:
ISG operating income	$736	(1)%	$740
% of segment net revenue	8.0%		9.7%

Net Revenue — During the first quarter of Fiscal 2025, ISG net revenue increased 22% driven by strength in our servers and networking offerings.

Revenue from sales of servers and networking increased 42% and storage revenue remained flat during the first quarter of Fiscal 2025. The increase in servers and networking revenue was driven by growth in our AI-optimized server offerings.

From a geographical perspective, net revenue attributable to ISG increased most notably in the Americas and, to a lesser extent, in APJ, and decreased in EMEA during the first quarter of Fiscal 2025.

Operating Income — During the first quarter of Fiscal 2025, ISG operating income as a percentage of net revenue decreased 170 basis points to 8.0%, principally due to a decrease in gross margin rate as a percentage of net revenue. Gross margin rate decreased as a result of a competitive pricing environment coupled with a shift in mix towards AI-optimized server offerings. The decrease in gross margin as a percentage of net revenue was offset by a decrease in operating expense as a percentage of net revenue primarily due to continued disciplined cost management.

Client Solutions Group

The following table presents net revenue and operating income attributable to CSG for the periods indicated:

	Three Months Ended
	May 3, 2024	% Change	May 5, 2023

	(in millions, except percentages)
Net revenue:
Commercial	$10,154	3%	$9,862
Consumer	1,813	(15)%	2,121
Total CSG net revenue	$11,967	—%	$11,983

Operating income:
CSG operating income	$732	(18)%	$892
% of segment net revenue	6.1%		7.4%

Net Revenue — During the first quarter of Fiscal 2025, CSG net revenue was flat as the impact of an increase in units sold was offset by a decrease in the average selling prices of our offerings due to a competitive pricing environment.

Commercial net revenue increased 3% during the first quarter of Fiscal 2025. The increase was primarily due to an increase in units sold which was partially offset by the decrease in the average selling prices of our commercial offerings.

Consumer net revenue decreased 15% during the first quarter of Fiscal 2025, principally due to a decline in the average selling price of our consumer offerings.

From a geographical perspective, net revenue attributable to CSG decreased in APJ, and increased in EMEA and the Americas during the first quarter of Fiscal 2025.

Operating Income — During the first three months of Fiscal 2025, CSG operating income as a percentage of net revenue decreased 130 basis points to 6.1%, primarily due to a decrease in the average selling prices of our offerings as a result of a competitive pricing environment. The impact of these factors was offset by a decrease in operating expenses as a percentage of net revenue, which declined as a result of continued disciplined cost management.

OTHER BALANCE SHEET ITEMS

Accounts Receivable

We sell products and services directly to customers and through a variety of sales channels, including retail distribution. Our accounts receivable, net, was $8.6 billion and $9.3 billion as of May 3, 2024 and February 2, 2024, respectively. The reduction in accounts receivable, net, was driven primarily by strong cash collections performance. We maintain an allowance for expected credit losses to cover receivables that may be deemed uncollectible. The allowance for expected credit losses is an estimate based on an analysis of historical loss experience, current receivables aging, and management’s assessment of current conditions and its reasonable and supportable expectation of future conditions, as well as specific identifiable customer accounts that are deemed at risk. As of May 3, 2024 and February 2, 2024, the allowance for expected credit losses was $66 million and $71 million, respectively. Based on our assessment, we believe that we are adequately reserved for expected credit losses.

Dell Financial Services and Financing Receivables

We offer or arrange various financing options and services for our customers globally, including through captive financing operations. DFS originates, collects, and services customer receivables primarily related to the purchase of our product, software, and service solutions. We further strengthen customer relationships through flexible consumption models, including utility, subscription, and as-a-Service models, which enable our customers the option to pay over time to provide them with financial and operational flexibility. New financing originations were $1.9 billion and $1.8 billion for the first quarter of Fiscal 2025 and Fiscal 2024, respectively.

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

As of May 3, 2024 and February 2, 2024, our financing receivables, net were $10.6 billion and $10.5 billion, respectively. We maintain an allowance to cover expected financing receivable credit losses and evaluate credit loss expectations based on our total portfolio. For the first quarter of Fiscal 2025 and Fiscal 2024, the principal charge-off rate for our financing receivables portfolio was 0.3% and 0.5%, respectively. The credit quality of our financing receivables remains strong due to the mix of high-quality commercial accounts in our portfolio. We continue to monitor broader economic indicators and their potential impact on future credit loss performance. We have an extensive process to manage our exposure to customer credit risk, including active management of credit lines and our collection activities. We also sell selected fixed-term financing receivables without recourse to unrelated third parties on a periodic basis, primarily to manage certain concentrations of customer credit exposure.  Based on our assessment of the customer financing receivables, we believe that we are adequately reserved.

We retain a residual interest in equipment leased under our lease programs. As of May 3, 2024 and February 2, 2024, the residual interest recorded as part of financing receivables was $163 million and $157 million, respectively. The amount of the residual interest is established at the inception of the lease based upon estimates of the value of the equipment at the end of the lease term using historical studies, industry data, and future value-at-risk demand valuation methods. On a quarterly basis, we assess the carrying amount of our recorded residual values for expected losses. Generally, expected losses as a result of residual value risk on equipment under lease are not considered to be significant primarily because of the existence of a secondary market with respect to the equipment. Further, the lease agreement defines applicable return conditions and remedies for non-compliance to ensure that the leased equipment will be in good operating condition upon return. No expected losses were recorded related to residual assets during the first quarter of Fiscal 2025 and Fiscal 2024.

As of May 3, 2024 and February 2, 2024, equipment under operating leases, net was $2.1 billion and $2.2 billion, respectively. We assess the carrying amount of the equipment under operating leases for impairment whenever events or circumstances may indicate that an impairment has occurred. No material impairment losses were recorded related to such equipment during the first quarter of Fiscal 2025 and Fiscal 2024.

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

We believe that our current cash and cash equivalents, together with cash that will be provided by future operations and borrowings and issuances expected to be available under our revolving credit facility and commercial paper program, respectively, will be sufficient over the next twelve months and for the foreseeable future thereafter to meet our material cash requirements, including funding of our operations, debt-related payments, capital expenditures, and other corporate needs.

As part of our overall capital allocation strategy, we intend to return capital to our stockholders through both share repurchase programs and dividend payments and use the remaining available cash to drive growth and maintain our investment grade credit rating.

The following table presents our cash and cash equivalents as well as our available borrowings as of the dates indicated:

	May 3, 2024	February 2, 2024

	(in millions)
Cash and cash equivalents, and available borrowings:
Cash and cash equivalents	$5,830	$7,366
Remaining available borrowings under the revolving credit facility	5,999	5,999
Total cash and cash equivalents, and available borrowings	$11,829	$13,365

During the first three months of Fiscal 2025, cash and cash equivalents decreased by $1.5 billion primarily due to the return of capital to our stockholders, capital expenditures, payments to settle employee tax withholdings, and net repayment of DFS debt, the effect of which was partially offset by cash flows from operations.

As of May 3, 2024, our revolving credit facility had a maximum capacity of $6.0 billion. Available borrowings under this facility are reduced by draws on the facility and outstanding letters of credit. As of May 3, 2024, there were no borrowings outstanding under the facility and remaining available borrowings totaled approximately $6.0 billion. The revolving credit facility also acts as a backstop to provide liquidity support for our commercial paper program.

We maintain a commercial paper program under which we may issue unsecured notes in a maximum aggregate face amount of $5.0 billion outstanding at any time, with maturities up to 397 days from the date of issue. As of May 3, 2024, we had no outstanding issuances under the program.

We may regularly use our available borrowings from the revolving credit facility and issuances under the commercial paper program on a short-term basis for general corporate purposes. See the following discussion for additional information about our debt.

Debt

The following table presents our outstanding debt as of the dates indicated:

	May 3, 2024	Change	February 2, 2024

	(in millions)
Core debt
Senior Notes	$15,607	$—	$15,607
Legacy Notes	952	—	952
DFS allocated debt	(2,097)	(457)	(1,640)
Total core debt	14,462	(457)	14,919
DFS related debt
DFS debt	9,038	(454)	9,492
DFS allocated debt	2,097	457	1,640
Total DFS related debt	11,135	3	11,132
Other	108	(63)	171
Total debt, principal amount	25,705	(517)	26,222
Carrying value adjustments	(225)	3	(228)
Total debt, carrying value	$25,480	$(514)	$25,994

The outstanding principal amount of our debt decreased $0.5 billion to $25.7 billion as of May 3, 2024, driven primarily by net repayments on DFS debt.

We define core debt as the total principal amount of our debt, less DFS related debt and other debt. Our core debt was $14.5 billion and $14.9 billion as of May 3, 2024 and February 2, 2024, respectively. See Note 6 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information about our debt.

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

Cash Flows

The following table presents a summary of our Condensed Consolidated Statements of Cash Flows for the periods indicated:

	Three Months Ended
	May 3, 2024	May 5, 2023

	(in millions)
Net change in cash from:
Operating activities	$1,043	$1,777
Investing activities	(456)	(684)
Financing activities	(2,077)	(2,002)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(55)	(58)
Change in cash, cash equivalents, and restricted cash	$(1,545)	$(967)

Operating Activities — Cash provided by operating activities was $1.0 billion during the first three months of Fiscal 2025, and was primarily driven by profitability, partially offset by annual incentive-based personnel-related payments. Cash provided by operating activities was also impacted by other working capital dynamics, including strong cash collections performance, a shift in mix of the business, and timing of purchases and payments to vendors. During the first three months of Fiscal 2024, cash provided by operating activities was $1.8 billion, which primarily reflected strong working capital performance as we reduced inventory and accounts receivable. The impact of strong working capital performance was partially offset by the effect of a decline in revenue and annual incentive-based personnel-related payments.

Investing Activities — Investing activities primarily consist of cash used to fund capital expenditures for property, plant, and equipment inclusive of equipment under DFS operating leases and equipment used to support our as-a-Service offerings, which we refer to collectively as assets in a customer contract. Additional activities may include capitalized software development costs, acquisitions and divestitures, and the maturities, sales, and purchases of investments. Cash used in investing activities was $0.5 billion and $0.7 billion during the first three months of Fiscal 2025 and Fiscal 2024, respectively, and was primarily applied to capital expenditures.

Financing Activities — Financing activities primarily consist of the proceeds and repayments of debt and return of capital to our stockholders. Cash used in financing activities was $2.1 billion during the first three months of Fiscal 2025 and primarily consisted of repurchases of common stock, inclusive of payments to settle employee tax withholdings on stock-based compensation, net repayments on DFS debt, and the payment of quarterly dividends. During the first three months of Fiscal 2024, cash used in financing activities was $2.0 billion and primarily consisted of principal repayments of our senior notes, repurchases of common stock, inclusive of payments to settle employee tax withholdings on stock-based compensation, and the payment of quarterly dividends.

DFS Cash Flow Impacts — DFS offerings are initially funded through cash on hand at the time of origination, most of which is subsequently replaced with asset-backed financing. For DFS offerings that qualify as sales-type leases, the initial funding of financing receivables is reflected as an impact to cash flows from operations and is largely subsequently offset by cash proceeds from financing. For operating leases, the initial funding is classified as a capital expenditure and reflected as cash flows used in investing activities. DFS new financing originations were $1.9 billion and $1.8 billion during the first three months of Fiscal 2025 and Fiscal 2024, respectively. As of May 3, 2024, we had $10.6 billion of total net financing receivables and $2.1 billion of equipment under operating leases, net.

Supply Chain Finance Program — We maintain a Supply Chain Finance Program (the “SCF Program”) that enables eligible suppliers to sell receivables due from us to a third-party financial institution at the suppliers’ sole discretion. The SCF Program does not impact our liquidity, as payments by us to participating suppliers are remitted to the financial institution on the original invoice due date. Further, we negotiate payment terms with our suppliers regardless of their decision to participate in the SCF Program. Payments made under the SCF Program are included in cash flows from operating activities on the Condensed Consolidated Statements of Cash Flows. See Note 17 of the Notes to the Condensed Consolidated Financial Statements included in this report for more information regarding the SCF Program.

Capital Commitments and Other Cash Requirements

Capital Expenditures — We spent $0.6 billion and $0.7 billion during the first three months of Fiscal 2025 and Fiscal 2024, respectively, on property, plant, and equipment and capitalized software development costs. Of total expenditures incurred, funding of assets in a customer contract totaled $0.3 billion during both the first three months of Fiscal 2025 and Fiscal 2024. Product demand, product mix, the use of contract manufacturers, and ongoing investments in operating and information technology infrastructure influence the level and prioritization of our capital expenditures.

Repurchases of Common Stock — Effective as of September 23, 2021, our Board of Directors approved a stock repurchase program with no fixed expiration date under which we are authorized to repurchase up to $5.0 billion of shares of our Class C Common Stock. Effective as of October 5, 2023, the Board of Directors approved the repurchase of an additional $5.0 billion of shares of the Class C Common Stock with no fixed expiration date. Following the additional approval, we had approximately $5.7 billion in cumulative authorized amount remaining under the stock repurchase program.

During the first three months of Fiscal 2025, we repurchased approximately 6.7 million shares of Class C Common Stock for a total purchase price of approximately $0.7 billion. During the first three months of Fiscal 2024, we repurchased approximately 6.1 million shares of Class C Common Stock for a total purchase price of approximately $0.3 billion.

Dividend Payments — On February 29, 2024, we announced that the Board of Directors approved a 20% increase in the dividend rate to $0.445 per share per fiscal quarter beginning in the first quarter of Fiscal 2025. During both the first three months of Fiscal 2025 and Fiscal 2024, the Company paid $0.3 billion, in dividends and dividend equivalents at a rate of $0.445 and $0.37 per share per fiscal quarter, respectively.

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

Summarized Guarantor Financial Information

The Company’s outstanding senior notes (“Senior Notes”) are registered, unsecured, and issued by Dell International L.L.C. and EMC Corporation (the “Issuers”), both of which are wholly-owned subsidiaries of Dell Technologies Inc. The Senior Notes are guaranteed on a joint and several unsecured basis by Dell Technologies Inc. and its wholly-owned subsidiaries, Denali Intermediate, Inc. and Dell Inc. (collectively, the “Guarantors”).

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

The following table presents summarized results of operations information for the Obligor Group for the period indicated:

Three Months Ended
May 3, 2024
(in millions)
Net revenue (a)	$2,103
Gross margin (b)	1,098
Operating income (c)	185
Interest and other, net (d)	(1,093)
Loss before income taxes	$(908)
Net loss attributable to Obligor Group	$(613)
____________________
(a)    Includes net revenue from services provided to Non-Obligor Subsidiaries of $197 million.
(b)    Includes cost of net revenue from the resale of solutions purchased from Non-Obligor Subsidiaries of $284 million.
(c)    Includes operating expenses from shared services provided by Non-Guarantor Subsidiaries of $117 million.
(d)    Includes interest expense on intercompany loan payables of $785 million.

The following table presents summarized balance sheet information for the Obligor Group as of the dates indicated:

	May 3, 2024	February 2, 2024

	(in millions)
ASSETS
Current assets	$2,497	$2,631
Intercompany receivables	—	281
Short-term intercompany loan receivables	134	92
Total current assets	2,631	3,004
Goodwill and intangible assets	14,354	14,447
Other non-current assets	3,409	3,437
Total assets	$20,394	$20,888
LIABILITIES
Current liabilities	$4,833	$5,255
Intercompany payable	468	—
Total current liabilities	5,301	5,255
Long-term debt	15,354	15,353
Intercompany loan payables	41,628	41,617
Other non-current liabilities	3,266	3,473
Total liabilities	$65,549	$65,698

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting us, see “Part II — Item 7A — Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended February 2, 2024. Our exposure to market risks has not changed materially from that set forth in our Annual Report.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 3, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of May 3, 2024.

Changes in Internal Control Over Financial Reporting

We are in the process of an ongoing business transformation initiative to advance our capabilities and streamline systems and business processes to change the way we work and reduce costs. As part of this initiative, we are upgrading and migrating certain accounting and finance systems. During the fiscal quarter ended May 3, 2024, we implemented a new enterprise resource planning system, and we plan to migrate additional business processes in the future. We have modified and will continue to modify the design and implementation of certain internal control processes to accommodate modifications to our business processes and finance procedures as the transformation continues.

There were no other changes in our internal control over financial reporting during the fiscal quarter ended May 3, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

The information required by this item is incorporated herein by reference to the information set forth under the caption “Legal Matters” in Note 10 of the Notes to the Condensed Consolidated Financial Statements included in Part I of this report.

ITEM 1A — RISK FACTORS

In addition to the other information set forth in this report, the risks discussed in “Part I — Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 2, 2024 could materially affect our business, operating results, financial condition, or prospects. The risks described in our Annual Report on Form 10-K and our subsequent SEC reports are not the only risks facing us.  There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that also may materially adversely affect our business, operating results, financial condition, or prospects.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities

The following table presents information with respect to our purchases of Class C Common Stock during the first quarter of Fiscal 2025:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

	(in millions, except per share amounts)
Repurchases from February 3, 2024 to March 1, 2024	2.1	$85.98	2.1	$4,226
Repurchases from March 2, 2024 to March 29, 2024	1.3	$111.22	1.3	$4,085
Repurchases from March 30, 2024 to May 3, 2024	3.3	$121.58	3.3	$3,684
Total	6.7		6.7

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

ITEM 5 — OTHER INFORMATION

Trading Arrangements

During the three months ended May 3, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, or to be effected under any non-Rule 10b5-1 trading arrangement.

ITEM 6 — EXHIBITS

Exhibit Number	Description
4.1†
Consent to the Extension of Registration Rights Under the Second Amended and Restated Registration Rights Agreement, dated March 25, 2024, among Dell Technologies Inc. and SL SPV-2 L.P., Silver Lake Partners IV, L.P., Silver Lake Technology Investors IV, L.P., Silver Lake Partners V DE (AIV), L.P., Silver Lake Technology Investors V, L.P.

4.2
2034 Notes Supplemental Indenture No. 1, dated as of March 18, 2024, among Dell International L.L.C, EMC Corporation, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 18, 2024) (Commission File No. 001-37867).

4.3	Form of Global Note for 5.400% Senior Notes due 2034 (included in Exhibit 4.2)
22.1†	List of Guarantor Subsidiaries and Issuers of Guaranteed Securities
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

Date: June 11, 2024