Form 10-Q
period 2024-08-02
Dell Technologies Inc.
filed 2024-09-10
CIK 1571996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	August 2, 2024
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of September 3, 2024, there were 702,384,736 shares of the registrant’s common stock outstanding, consisting of 307,762,769 outstanding shares of Class C Common Stock, 328,262,341 outstanding shares of Class A Common Stock, and 66,359,626 outstanding shares of Class B Common Stock.

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

DELL TECHNOLOGIES INC.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in millions; unaudited)

	August 2, 2024	February 2, 2024
ASSETS
Current assets:
Cash and cash equivalents	$4,550	$7,366
Accounts receivable, net of allowance of $78 and $71	11,391	9,343
Short-term financing receivables, net of allowance of $79 and $79 (Note 4)	4,968	4,643
Inventories	5,953	3,622
Other current assets	10,681	10,973
Total current assets	37,543	35,947
Property, plant, and equipment, net	6,300	6,432
Long-term investments	1,302	1,316
Long-term financing receivables, net of allowance of $87 and $91 (Note 4)	6,124	5,877
Goodwill	19,654	19,700
Intangible assets, net	5,374	5,701
Other non-current assets	6,390	7,116
Total assets	$82,687	$82,089
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$6,711	$6,982
Accounts payable	24,095	19,389
Accrued and other	6,374	6,805
Short-term deferred revenue	14,853	15,318
Total current liabilities	52,033	48,494
Long-term debt	17,811	19,012
Long-term deferred revenue	12,859	13,827
Other non-current liabilities	2,781	3,065
Total liabilities	$85,484	$84,398
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit):
Common stock and capital in excess of $0.01 par value (Note 13)	$8,782	$8,926
Treasury stock at cost	(7,334)	(5,900)
Accumulated deficit	(3,478)	(4,630)
Accumulated other comprehensive loss	(864)	(800)
Total Dell Technologies Inc. stockholders’ equity (deficit)	(2,894)	(2,404)
Non-controlling interests	97	95
Total stockholders’ equity (deficit)	(2,797)	(2,309)
Total liabilities and stockholders’ equity	$82,687	$82,089

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	August 2, 2024	August 4, 2023	August 2, 2024	August 4, 2023
Net revenue:
Products	$18,954	$16,935	$35,081	$31,971
Services	6,072	5,999	12,189	11,885
Total net revenue	25,026	22,934	47,270	43,856
Cost of net revenue (a):
Products	16,079	14,002	29,845	26,377
Services	3,636	3,545	7,308	7,074
Total cost of net revenue	19,715	17,547	37,153	33,451
Gross margin	5,311	5,387	10,117	10,405
Operating expenses:
Selling, general, and administrative	3,189	3,517	6,312	6,778
Research and development	780	705	1,543	1,393
Total operating expenses	3,969	4,222	7,855	8,171
Operating income	1,342	1,165	2,262	2,234
Interest and other, net	(353)	(451)	(726)	(815)
Income before income taxes	989	714	1,536	1,419
Income tax expense (benefit)	148	259	(260)	386
Net income	841	455	1,796	1,033
Less: Net loss attributable to non-controlling interests	(5)	(7)	(10)	(12)
Net income attributable to Dell Technologies Inc.	$846	$462	$1,806	$1,045

Earnings per share attributable to Dell Technologies Inc.
Basic	$1.19	$0.64	$2.55	$1.44
Diluted	$1.17	$0.63	$2.49	$1.42

(a) Includes related party cost of net revenue as follows (Note 15):
Products	$—	$384	$—	$591
Services	$—	$880	$—	$1,756

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended		Six Months Ended
	August 2, 2024	August 4, 2023	August 2, 2024	August 4, 2023
Net income	$841	$455	$1,796	$1,033

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(20)	(6)	(94)	25
Cash flow hedges:
Change in unrealized gains (losses)	(20)	49	67	59
Reclassification adjustment for net (gains) losses included in net income	(18)	68	(37)	159
Net change in cash flow hedges	(38)	117	30	218
Pension and other postretirement plans:
Recognition of actuarial net gains (losses) from pension and other postretirement plans	(1)	—	1	1
Reclassification adjustments for net gains from pension and other postretirement plans	—	—	(1)	—
Net change in actuarial net gains (losses) from pension and other postretirement plans	(1)	—	—	1

Total other comprehensive income (loss), net of tax expense of $0 and $7, respectively, and $7 and $12, respectively	(59)	111	(64)	244
Comprehensive income, net of tax	782	566	1,732	1,277
Less: Net loss attributable to non-controlling interests	(5)	(7)	(10)	(12)
Comprehensive income attributable to Dell Technologies Inc.	$787	$573	$1,742	$1,289

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Six Months Ended
	August 2, 2024	August 4, 2023
Cash flows from operating activities:
Net income	$1,796	$1,033
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,584	1,640
Stock-based compensation expense	401	448
Deferred income taxes	(344)	(194)
Other, net	457	480
Changes in assets and liabilities:
Accounts receivable	(2,203)	1,982
Financing receivables	(652)	(130)
Inventories	(2,517)	1,050
Other assets and liabilities	250	(2,248)
Due from/to related party, net	—	(610)
Accounts payable	4,801	1,427
Deferred revenue	(1,190)	113
Change in cash from operating activities	2,383	4,991
Cash flows from investing activities:
Purchases of investments	(64)	(113)
Maturities and sales of investments	216	127
Capital expenditures and capitalized software development costs	(1,278)	(1,325)
Other	113	22
Change in cash from investing activities	(1,013)	(1,289)
Cash flows from financing activities:
Proceeds from the issuance of common stock	1	4
Repurchases of common stock	(1,425)	(500)
Repurchases of common stock for employee tax withholdings	(535)	(312)
Payments of dividends and dividend equivalents	(652)	(545)
Proceeds from debt	4,933	4,655
Repayments of debt	(6,394)	(7,082)
Debt-related costs and other, net	(37)	(49)
Change in cash from financing activities	(4,109)	(3,829)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(97)	(117)
Change in cash, cash equivalents, and restricted cash	(2,836)	(244)
Cash, cash equivalents, and restricted cash at beginning of the period	7,507	8,894
Cash, cash equivalents, and restricted cash at end of the period	$4,671	$8,650
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in millions, except per share amounts; continued on next page; unaudited)

	Common Stock and Capital in Excess of Par Value		Treasury Stock
Three Months Ended August 2, 2024	Issued Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Dell Technologies Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Stockholders’ Equity (Deficit)
Balances as of May 3, 2024	833	$8,606	123	$(6,622)	$(4,001)	$(805)	$(2,822)	$99	$(2,723)
Net income (loss)	—	—	—	—	846	—	846	(5)	841
Dividends and dividend equivalents declared ($0.445 per common share)	—	—	—	—	(323)	—	(323)	—	(323)
Foreign currency translation adjustments	—	—	—	—	—	(20)	(20)	—	(20)
Cash flow hedges, net change	—	—	—	—	—	(38)	(38)	—	(38)
Pension and other post-retirement	—	—	—	—	—	(1)	(1)	—	(1)
Issuance of common stock, net of shares repurchased for employee tax withholding	—	(11)	—	—	—	—	(11)	—	(11)
Stock-based compensation expense	—	182	—	—	—	—	182	9	191
Treasury stock repurchases	—	—	5	(712)	—	—	(712)	—	(712)
Impact from equity transactions of non-controlling interests	—	5	—	—	—	—	5	(6)	(1)
Balances as of August 2, 2024	833	$8,782	128	$(7,334)	$(3,478)	$(864)	$(2,894)	$97	$(2,797)

	Common Stock and Capital in Excess of Par Value		Treasury Stock
Six Months Ended August 2, 2024	Issued Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Dell Technologies Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Stockholders’ Equity (Deficit)
Balances as of February 2, 2024	821	$8,926	116	$(5,900)	$(4,630)	$(800)	$(2,404)	$95	$(2,309)
Net income (loss)	—	—	—	—	1,806	—	1,806	(10)	1,796
Dividends and dividend equivalents declared ($0.89 per common share)	—	—	—	—	(654)	—	(654)	—	(654)
Foreign currency translation adjustments	—	—	—	—	—	(94)	(94)	—	(94)
Cash flow hedges, net change	—	—	—	—	—	30	30	—	30
Pension and other post-retirement	—	—	—	—	—	—	—	—	—
Issuance of common stock, net of shares repurchased for employee tax withholding	12	(526)	—	—	—	—	(526)	—	(526)
Stock-based compensation expense	—	384	—	—	—	—	384	17	401
Treasury stock repurchases	—	—	12	(1,434)	—	—	(1,434)	—	(1,434)
Impact from equity transactions of non-controlling interests	—	(2)	—	—	—	—	(2)	(5)	(7)
Balances as of August 2, 2024	833	$8,782	128	$(7,334)	$(3,478)	$(864)	$(2,894)	$97	$(2,797)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(continued; in millions, except per share amounts; unaudited)

	Common Stock and Capital in Excess of Par Value		Treasury Stock
Three Months Ended August 4, 2023	Issued Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Dell Technologies Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Stockholders’ Equity (Deficit)
Balances as of May 5, 2023	817	$8,339	88	$(4,064)	$(6,430)	$(868)	$(3,023)	$99	$(2,924)
Net income (loss)	—	—	—	—	462	—	462	(7)	455
Dividends and dividend equivalents declared ($0.37 per common share)	—	—	—	—	(281)	—	(281)	—	(281)
Foreign currency translation adjustments	—	—	—	—	—	(6)	(6)	—	(6)
Cash flow hedges, net change	—	—	—	—	—	117	117	—	117
Issuance of common stock, net of shares repurchased for employee tax withholding	—	(4)	—	—	—	—	(4)	—	(4)
Stock-based compensation expense	—	215	—	—	—	—	215	8	223
Treasury stock repurchases	—	—	5	(256)	—	—	(256)	—	(256)
Impact from equity transactions of non-controlling interests	—	4	—	—	—	—	4	(5)	(1)
Balances as of August 4, 2023	817	$8,554	93	$(4,320)	$(6,249)	$(757)	$(2,772)	$95	$(2,677)

	Common Stock and Capital in Excess of Par Value		Treasury Stock
Six Months Ended August 4, 2023	Issued Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Dell Technologies Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Stockholders’ Equity (Deficit)
Balances as of February 3, 2023	798	$8,424	82	$(3,813)	$(6,732)	$(1,001)	$(3,122)	$97	$(3,025)
Net income (loss)	—	—	—	—	1,045	—	1,045	(12)	1,033
Dividends and dividend equivalents declared ($0.74 per common share)	—	—	—	—	(562)	—	(562)	—	(562)
Foreign currency translation adjustments	—	—	—	—	—	25	25	—	25
Cash flow hedges, net change	—	—	—	—	—	218	218	—	218
Pension and other post-retirement	—	—	—	—	—	1	1	—	1
Issuance of common stock, net of shares repurchased for employee tax withholding	19	(303)	—	—	—	—	(303)	—	(303)
Stock-based compensation expense	—	433	—	—	—	—	433	15	448
Treasury stock repurchases	—	—	11	(507)	—	—	(507)	—	(507)
Impact from equity transactions of non-controlling interests	—	—	—	—	—	—	—	(5)	(5)
Balances as of August 4, 2023	817	$8,554	93	$(4,320)	$(6,249)	$(757)	$(2,772)	$95	$(2,677)

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

Basis of Presentation — The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes filed with the U.S. Securities and Exchange Commission (“SEC”) in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2024. These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company as of August 2, 2024 and February 2, 2024 and the results of its operations, corresponding comprehensive income, changes in stockholders’ equity (deficit) for the three and six months ended August 2, 2024 and August 4, 2023, and its cash flows for the six months ended August 2, 2024 and August 4, 2023.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and the accompanying Notes. Actual results could differ materially from those estimates. The results of its operations, corresponding comprehensive income, and changes in stockholders’ equity (deficit) for the three and six months ended August 2, 2024 and August 4, 2023, and its cash flows for the six months ended August 2, 2024 and August 4, 2023 are not necessarily indicative of the results to be expected for the full fiscal year or for any other fiscal period.

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

Secureworks — As of August 2, 2024 and February 2, 2024, the Company held approximately 78.9% and 81.0%, respectively, of the outstanding equity interest in Secureworks. The portion of the results of operations of Secureworks allocable to its other owners is shown as net loss attributable to non-controlling interests in the Condensed Consolidated Statements of Income, as an adjustment to net income attributable to Dell Technologies stockholders. The non-controlling interests’ share of equity in Secureworks is reflected as non-controlling interests in the Condensed Consolidated Statements of Financial Position and was $97 million and $95 million as of August 2, 2024 and February 2, 2024, respectively.

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

Other Events — On October 4, 2023, the Company established a new consumer revolving financing program with Comenity Capital Bank, a subsidiary of Bread Financial Holdings, Inc. (“Bread”), under which transactions are originated, owned, serviced, and collected by Bread. Under the agreement, the Company also sold its U.S. consumer revolving customer receivables portfolio for total cash consideration of approximately $390 million, resulting in an immaterial gain recognized within the Condensed Consolidated Statements of Income. The Company has no continuing involvement with these receivables, which are serviced by Bread.

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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 2 — FAIR VALUE MEASUREMENTS

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

	August 2, 2024				February 2, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

	(in millions)
Assets:
Money market funds	$1,432	$—	$—	$1,432	$3,170	$—	$—	$3,170
Marketable equity and other securities	4	—	—	4	10	—	—	10
Derivative instruments	—	159	—	159	—	104	—	104
Total assets	$1,436	$159	$—	$1,595	$3,180	$104	$—	$3,284
Liabilities:
Derivative instruments	$—	$71	$—	$71	$—	$84	$—	$84
Total liabilities	$—	$71	$—	$71	$—	$84	$—	$84

The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value.

Money Market Funds — The Company’s investment in money market funds that are classified as cash equivalents hold underlying investments with a weighted average maturity of 90 days or less and are recognized at fair value. The valuations of these securities are based on quoted prices in active markets for identical assets, when available, or pricing models whereby all significant inputs are observable or can be derived from, or corroborated by, observable market data. The Company reviews security pricing and assesses money market fund liquidity on a quarterly basis. As of August 2, 2024, the Company’s portfolio had no material exposure to money market funds with a fluctuating net asset value.

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

Deferred Compensation Plans — The Company offers deferred compensation plans for eligible employees which allow participants to defer a portion of their compensation. Assets were the same as liabilities associated with the plans at approximately $232 million and $214 million as of August 2, 2024 and February 2, 2024, respectively, and are included in other assets and other liabilities on the Condensed Consolidated Statements of Financial Position. The net impact to the Condensed Consolidated Statements of Income is not material since changes in the fair value of the assets substantially offset changes in the fair value of the liabilities. As such, assets and liabilities associated with these plans have not been included in the recurring fair value table above.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis — Certain assets are measured at fair value on a nonrecurring basis and therefore are not included in the recurring fair value table above. These assets consist primarily of financial assets such as the Company’s fixed income debt securities and strategic investments in non-marketable equity and other securities and non-financial assets such as goodwill and intangible assets. See Note 3 and Note 8 of the Notes to the Condensed Consolidated Financial Statements for additional information about the Company’s investments and goodwill and intangible assets, respectively.

Carrying Value and Estimated Fair Value of Outstanding Debt — The following table presents the carrying value and estimated fair value of the Company’s outstanding debt as described in Note 6 of the Notes to the Condensed Consolidated Financial Statements, including the current portion, as of the dates indicated:

	August 2, 2024		February 2, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value

	(in billions)
Senior Notes	$14.5	$14.9	$15.5	$15.8
Legacy Notes	$0.9	$1.0	$0.9	$1.0
DFS Debt	$9.1	$8.8	$9.5	$9.1

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

Total investments were $1.4 billion as of August 2, 2024 and $1.6 billion as of February 2, 2024.

Equity and Other Securities

Equity and other securities include strategic investments in marketable and non-marketable securities. Investments in marketable securities are measured at fair value on a recurring basis. Investments in non-marketable equity and other securities represent early-stage companies without readily determinable fair values. The Company has elected to apply the measurement alternative for non-marketable securities. Under the alternative, the Company measures investments without readily determinable fair values at cost, less impairment, adjusted by observable price changes. The Company makes a separate election to use the alternative for each eligible investment and is required to reassess at each reporting period whether an investment qualifies for the alternative. In evaluating these investments for impairment or observable price changes, the Company uses inputs including pre- and post-money valuations of recent financing events and the impact of those events on its fully diluted ownership percentages, as well as other available information regarding the issuer’s historical and forecasted performance.

Carrying Value of Equity and Other Securities

The following table presents the cost, cumulative unrealized gains, cumulative unrealized losses, and carrying value of the Company's strategic investments in marketable and non-marketable equity and other securities as of the dates indicated:

	August 2, 2024				February 2, 2024
	Cost	Unrealized Gain	Unrealized Loss	Carrying Value	Cost	Unrealized Gain	Unrealized Loss	Carrying Value

	(in millions)
Marketable	$12	$24	$(32)	$4	$12	$24	$(26)	$10
Non-marketable	704	855	(263)	1,296	732	1,015	(454)	1,293
Total equity and other securities	$716	$879	$(295)	$1,300	$744	$1,039	$(480)	$1,303

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Gains and Losses on Equity and Other Securities

The following table presents unrealized gains and losses on marketable and non-marketable equity and other securities for the periods indicated:

	Three Months Ended		Six Months Ended
	August 2, 2024	August 4, 2023	August 2, 2024	August 4, 2023

	(in millions)
Marketable securities:
Unrealized gain	$—	$1	$—	$1
Unrealized loss	(1)	—	(6)	(23)
Net unrealized gain (loss)	(1)	1	(6)	(22)
Non-marketable securities:
Unrealized gain	—	—	—	9
Unrealized loss	—	(41)	(31)	(46)
Net unrealized loss (a) (b)	—	(41)	(31)	(37)
Net unrealized loss on equity and other securities	$(1)	$(40)	$(37)	$(59)
____________________
(a)    For the six months ended August 2, 2024, unrealized losses on non-marketable securities were attributable to downward adjustments for observable price changes.
(b)    For the three and six months ended August 4, 2023, net unrealized losses on non-marketable securities were primarily attributable to impairments partially offset by upward adjustments for observable price changes.

Fixed Income Debt Securities

As of August 2, 2024 and February 2, 2024, the Company held fixed income debt securities of $125 million and $301 million, respectively, which it intends to hold to maturity. These investments are recorded at amortized cost and approximate fair value. As of August 2, 2024, the Company held $123 million in fixed income debt securities which will mature within one year and $2 million in fixed income debt securities which will mature within five years. The fair value of the fixed income debt securities was determined based on observable market prices in a less active market or based on valuation methodologies using observable inputs and was categorized as Level 2 in the fair value hierarchy.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 4 — FINANCIAL SERVICES

The Company offers or arranges various financing options and alternative payment structures for its customers globally. Alternative payment structures consist of various flexible consumption models, including utility, subscription, and as-a-Service models.

Financing options are offered to the Company’s customers primarily through Dell Financial Services and its affiliates (“DFS”). The Company also arranges financing for some of its customers in various countries where DFS does not currently operate as a captive enterprise. The key activities of DFS include originating, collecting, and servicing customer financing arrangements primarily related to the purchase or use of Dell Technologies products and services. In some cases, DFS also offers financing for the purchase of third-party technology products that complement the Dell Technologies portfolio of products and services. New financing originations were $2.4 billion for both the three months ended August 2, 2024 and August 4, 2023, and $4.3 billion and $4.2 billion for the six months ended August 2, 2024 and August 4, 2023, respectively.

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

Prior to the sale of the U.S. consumer revolving customer receivables portfolio on October 4, 2023, described in Note 1 of the Notes to the Condensed Consolidated Financial Statements, the Company offered private label credit financing under the Dell Preferred Account (“DPA”) program. The DPA product was primarily offered to individual consumer customers.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Financing Receivables

The following table presents the components of the Company’s financing receivables segregated by portfolio segment as of the dates indicated:

	August 2, 2024			February 2, 2024
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total

	(in millions)
Financing receivables, net:
Customer receivables, gross (a)	$154	$10,938	$11,092	$173	$10,360	$10,533
Allowances for losses	(8)	(158)	(166)	(9)	(161)	(170)
Customer receivables, net	146	10,780	10,926	164	10,199	10,363
Residual interest	—	166	166	—	157	157
Financing receivables, net	$146	$10,946	$11,092	$164	$10,356	$10,520
Short-term	$146	$4,822	$4,968	$164	$4,479	$4,643
Long-term	$—	$6,124	$6,124	$—	$5,877	$5,877
____________________
(a)    Customer receivables, gross include amounts due from customers under revolving loans, fixed-term loans, fixed-term leases, and accrued interest.

The following tables present the changes in allowance for financing receivable losses for the periods indicated:

	Three Months Ended
	August 2, 2024			August 4, 2023
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total

	(in millions)
Allowance for financing receivable losses:
Balances at beginning of period	$8	$187	$195	$84	$135	$219
Charge-offs, net of recoveries	(4)	(15)	(19)	(16)	(1)	(17)
Provision charged to income statement	4	(14)	(10)	15	6	21
Held for sale adjustment (a)	—	—	—	(74)	—	(74)
Balances at end of period	$8	$158	$166	$9	$140	$149

	Six Months Ended
	August 2, 2024			August 4, 2023
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total

	(in millions)
Allowance for financing receivable losses:
Balances at beginning of period	$9	$161	$170	$88	$113	$201
Charge-offs, net of recoveries	(6)	(21)	(27)	(33)	(2)	(35)
Provision charged to income statement	5	18	23	28	29	57
Held for sale adjustment (a)	—	—	—	(74)	—	(74)
Balances at end of period	$8	$158	$166	$9	$140	$149
____________________
(a)    The held for sale adjustment represents the reclassification of the U.S. consumer revolving customer receivables portfolio to current assets held for sale as of August 4, 2023. See Note 1 of the Notes to the Condensed Consolidated Financial Statements for more information about the sale of the U.S. consumer revolving customer receivables portfolio.

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

Aging

The following table presents the aging of the Company’s customer financing receivables, gross, including accrued interest, segregated by class, as of the dates indicated:

	August 2, 2024				February 2, 2024
	Current	Past Due 1 — 90 Days	Past Due >90 Days	Total	Current	Past Due 1 — 90 Days	Past Due >90 Days	Total

	(in millions)
Revolving	$135	$15	$4	$154	$151	$17	$5	$173
Fixed-term	10,034	815	89	10,938	9,345	889	126	10,360
Total customer receivables, gross	$10,169	$830	$93	$11,092	$9,496	$906	$131	$10,533

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

Fixed-term customer receivables are placed on non-accrual status if principal or interest is past due and considered delinquent, or if there is concern about the collectibility of a specific customer receivable. The receivables identified as doubtful for collectibility may be classified as current for aging purposes. Aged revolving portfolio customer receivables identified as delinquent are charged off.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Credit Quality

The following tables present customer receivables, gross, including accrued interest, by credit quality indicator, segregated by class, as of the dates indicated:

	August 2, 2024
	Fixed-term — Fiscal Year of Origination
	2025	2024	2023	2022	2021	Years Prior	Revolving	Total

	(in millions)
Higher	$1,377	$2,626	$1,519	$563	$211	$14	$36	$6,346
Mid	476	940	695	152	35	8	46	2,352
Lower	1,262	530	353	118	48	11	72	2,394
Total	$3,115	$4,096	$2,567	$833	$294	$33	$154	$11,092

	February 2, 2024
	Fixed-term — Fiscal Year of Origination
	2024	2023	2022	2021	2020	Years Prior	Revolving	Total

	(in millions)
Higher	$3,261	$1,979	$833	$345	$64	$—	$47	$6,529
Mid	1,111	911	290	86	19	—	50	2,467
Lower	703	469	187	80	21	1	76	1,537
Total	$5,075	$3,359	$1,310	$511	$104	$1	$173	$10,533

The categories shown in the tables above segregate customer receivables based on the relative degrees of credit risk. Credit quality indicators for revolving and fixed-term accounts are generally updated on a periodic basis.

For the revolving receivables and fixed-term receivables shown in the tables above, an internal grading system is utilized that assigns a credit level score based on a number of considerations, including liquidity, operating performance, and industry outlook. The grading criteria and classifications for the fixed-term products differ from those for the revolving products as loss experience varies between these product and customer groups. The credit quality categories cannot be compared between the different classes as loss experience varies substantially between the classes.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Leases

The following table presents amounts included in the Condensed Consolidated Statements of Income related to sales-type lease activity for the periods indicated:

	Three Months Ended		Six Months Ended
	August 2, 2024	August 4, 2023	August 2, 2024	August 4, 2023

	(in millions)
Net revenue — products	$622	$292	$1,350	$539
Cost of net revenue — products	537	192	1,155	388
Gross margin — products	$85	$100	$195	$151

The following table presents the future maturity of the Company’s fixed-term customer leases and associated financing payments, and reconciles the undiscounted cash flows to the customer receivables, gross recognized on the Condensed Consolidated Statements of Financial Position as of the date indicated:

August 2, 2024

(in millions)
Fiscal 2025 (remaining six months)	$1,569
Fiscal 2026	2,841
Fiscal 2027	1,853
Fiscal 2028	654
Fiscal 2029 and beyond	347
Total undiscounted cash flows	7,264
Fixed-term loans	4,810
Revolving loans	154
Less: Unearned income	(1,136)
Total customer receivables, gross	$11,092

Operating Leases

The Company’s operating leases primarily consist of DFS captive fixed-term leases and contractually committed embedded leases identified within flexible consumption arrangements.

The following table presents the components of the Company’s operating lease portfolio included in property, plant, and equipment, net as of the dates indicated:

	August 2, 2024	February 2, 2024

	(in millions)
Equipment under operating lease, gross	$4,064	$4,002
Less: Accumulated depreciation	(1,871)	(1,800)
Equipment under operating lease, net	$2,193	$2,202

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents operating lease income related to lease payments and depreciation expense for the Company’s operating lease portfolio for the periods indicated:

	Three Months Ended		Six Months Ended
	August 2, 2024	August 4, 2023	August 2, 2024	August 4, 2023

	(in millions)
Income related to lease payments	$362	$330	$718	$651
Depreciation expense	$245	$236	$485	$469

The following table presents the future payments to be received by the Company in operating lease contracts as of the date indicated:

August 2, 2024

(in millions)
Fiscal 2025 (remaining six months)	$582
Fiscal 2026	897
Fiscal 2027	517
Fiscal 2028	208
Fiscal 2029 and beyond	77
Total	$2,281

DFS Debt

The Company maintains programs that facilitate the funding of leases, loans, and other alternative payment structures in the capital markets. The majority of DFS debt is non-recourse to Dell Technologies and represents borrowings under securitization programs and structured financing programs for which the Company’s risk of loss is limited to transferred loan and lease payments and associated equipment.
The following table presents DFS debt as of the dates indicated and excludes the allocated portion of the Company’s other borrowings, which represents the additional amount considered to fund the DFS business:

	August 2, 2024	February 2, 2024

DFS debt	(in millions)
DFS U.S. debt:
Asset-based financing facility	$3,067	$2,730
Fixed-term securitization offerings	2,841	3,157
Other	25	28
Total DFS U.S. debt, principal amount	5,933	5,915
DFS international debt:
Securitization facility	704	761
Other borrowings	877	935
Note payable	—	250
Dell Bank senior unsecured eurobonds	1,619	1,631
Total DFS international debt, principal amount	3,200	3,577
Total DFS debt, principal amount	$9,133	$9,492
Total short-term DFS debt	$5,682	$5,863
Total long-term DFS debt	$3,451	$3,629

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
DFS U.S. Debt

Asset-Based Financing Facility — The Company maintains an asset-based financing facility in the United States, which is a revolving facility for fixed-term leases and loans. This debt is collateralized solely by the U.S. loan and lease payments and associated equipment in the facility. The asset-based financing facility consists of two tranches, with effective dates through July 7, 2025 and July 7, 2026. As of August 2, 2024, the total debt capacity related to the asset-based financing facility was $5.0 billion. The debt has a variable interest rate, and the duration of the debt is based on the terms of the underlying loan and lease payment streams. The Company enters into interest swap agreements to effectively convert a portion of this debt from a floating rate to a fixed rate. See Note 7 of the Notes to the Condensed Consolidated Financial Statements for additional information about the Company’s interest rate swaps.

The asset-based financing facility contains standard structural features related to the performance of the funded receivables, which include defined credit losses, delinquencies, average credit scores, and minimum collection requirements. In the event one or more of these criteria are not met and the Company is unable to restructure the facility, no further funding of receivables will be permitted and the timing of the Company’s expected cash flows from over-collateralization will be delayed. As of August 2, 2024, these criteria were met.

Fixed-Term Securitization Offerings — The Company periodically issues asset-backed debt securities under fixed-term securitization programs to private investors. The asset-backed debt securities are collateralized solely by the U.S. fixed-term lease and loan payments and associated equipment, which are held by Special Purpose Entities (“SPEs”), as discussed below. The interest rate on these securities is fixed and ranges from 2.49% to 6.80% per annum as of August 2, 2024, and the duration of these securities is based on the terms of the underlying lease and loan payment streams.

DFS International Debt

Securitization Facility — The Company maintains a securitization facility in Europe for fixed-term leases and loans. The debt under this facility has a variable interest rate, and the duration of the debt is based on the terms of the underlying loan and lease payment streams. This facility is effective through December 23, 2024 and had a total debt capacity of $863 million as of August 2, 2024.

The securitization facility contains standard structural features related to the performance of the securitized receivables, which include defined credit losses, delinquencies, average credit scores, and minimum collection requirements. In the event one or more of these criteria are not met and the Company is unable to restructure the program, no further funding of receivables will be permitted and the timing of the Company’s expected cash flows from over-collateralization will be delayed. As of August 2, 2024, these criteria were met.

Other Borrowings — In connection with the Company’s international financing operations, the Company has entered into revolving structured financing debt programs related to its fixed-term lease and loan products sold in Canada, Europe, Australia, New Zealand, the Middle East, and Singapore. The debt under these programs has a variable interest rate.

The duration of the debt in Canada, Europe, Australia, New Zealand, and the Middle East is based on the terms of the underlying loan and lease payment streams. These facilities are collateralized solely by the loan and lease payments and associated equipment in their respective region or country. The Canadian facility had a total debt capacity of $324 million as of August 2, 2024 and is effective through January 16, 2025. The European facility had a total debt capacity of $540 million as of August 2, 2024 and is effective through December 14, 2026. The Australia and New Zealand facility had a total debt capacity of $293 million as of August 2, 2024 and is effective through April 20, 2025. The Middle East facility had a total debt capacity of $150 million as of August 2, 2024 and is effective through March 24, 2025.

On July 3, 2024, the Company entered into two unsecured revolving credit agreements to fund receivables in Singapore. The Singapore facilities have a total debt capacity of $247 million as of August 2, 2024 and are effective through July 3, 2026 and July 3, 2027, respectively.

Note Payable — On May 25, 2022, the Company entered into an unsecured credit agreement which had an aggregate principal amount of $250 million to fund receivables in Mexico. The note bore interest at an annual rate of 4.24% and was paid in full on May 31, 2024.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Dell Bank Senior Unsecured Eurobonds — On October 27, 2021, Dell Bank issued 500 million Euro of 0.5% senior unsecured five year eurobonds due October 2026. On October 18, 2022, Dell Bank issued 500 million Euro of 4.5% senior unsecured five year eurobonds due October 2027. On June 13, 2024, Dell Bank issued 500 million Euro of 3.6% senior unsecured five year eurobonds due June 2029. The issuances of the senior unsecured eurobonds support the expansion of the financing operations in Europe.

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

The following table presents the assets and liabilities held by the consolidated VIEs as of the dates indicated, which are included in the Condensed Consolidated Statements of Financial Position:

	August 2, 2024	February 2, 2024

	(in millions)
Assets held by consolidated VIEs
Other current assets	$115	$136
Financing receivables, net of allowance
Short-term	$3,284	$3,314
Long-term	$2,935	$2,747
Property, plant, and equipment, net	$1,022	$1,081
Liabilities held by consolidated VIEs
Debt, net of unamortized debt issuance costs
Short-term	$4,942	$4,450
Long-term	$1,670	$2,184

Lease and loan payments and associated equipment transferred via securitization through SPEs were $1.2 billion and $1.1 billion for the three months ended August 2, 2024 and August 4, 2023, respectively, and $2.0 billion and $2.6 billion for the six months ended August 2, 2024 and August 4, 2023, respectively.

Customer Receivables Sales

To manage certain concentrations of customer credit exposure, the Company may sell selected fixed-term customer receivables to unrelated third parties on a periodic basis, without recourse. The amount of customer receivables sold for this purpose was $69 million and $187 million for the six months ended August 2, 2024 and August 4, 2023, respectively. The Company’s continuing involvement in these customer receivables is primarily limited to servicing arrangements.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 5 — LEASES

The Company enters into leasing transactions in which the Company is the lessee. These lease contracts are typically classified as operating leases. The Company’s lease contracts are generally for office buildings used to conduct its business, and the determination of whether such contracts contain leases generally does not require significant estimates or judgments. The Company also leases certain global logistics warehouses, employee vehicles, and equipment. As of August 2, 2024, the remaining terms of the Company’s leases range from one month to approximately twelve years. As of August 2, 2024 and February 2, 2024, there were no material finance leases in which the Company was a lessee.

The Company also enters into leasing transactions in which the Company is the lessor, primarily through customer financing arrangements offered through DFS. DFS originates leases that are primarily classified as either sales-type leases or operating leases. See Note 4 of the Notes to the Condensed Consolidated Financial Statements for more information about the Company’s lessor arrangements.

The following table presents components of lease costs included in the Condensed Consolidated Statements of Income for the periods indicated:

	Three Months Ended		Six Months Ended
	August 2, 2024	August 4, 2023	August 2, 2024	August 4, 2023

	(in millions)
Operating lease costs	$75	$63	$146	$142
Variable costs	15	19	33	43
Total lease costs	$90	$82	$179	$185

During the six months ended August 2, 2024 and August 4, 2023, sublease income, finance lease costs, and short-term lease costs were immaterial.

The following table presents supplemental information related to operating leases included in the Condensed Consolidated Statements of Financial Position as of the dates indicated:

	Classification	August 2, 2024	February 2, 2024

		(in millions, except for term and discount rate)
Operating lease right-of-use assets	Other non-current assets	$716	$707

Current operating lease liabilities	Accrued and other current liabilities	$246	$253
Non-current operating lease liabilities	Other non-current liabilities	581	576
Total operating lease liabilities		$827	$829

Weighted-average remaining lease term (in years)		4.47	4.56
Weighted-average discount rate		4.86%	4.79%

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents supplemental cash flow information related to leases for the periods indicated:

	Six Months Ended
	August 2, 2024	August 4, 2023

	(in millions)
Cash paid for amounts included in the measurement of lease liabilities — operating cash outflows from operating leases	$137	$153

Right-of-use assets obtained in exchange for new operating lease liabilities	$128	$131

The following table presents the future maturity of the Company’s operating lease liabilities under non-cancelable leases and reconciles the undiscounted cash flows for these leases to the lease liability recognized on the Condensed Consolidated Statements of Financial Position as of the date indicated:

August 2, 2024

(in millions)
Fiscal 2025 (remaining six months)	$126
Fiscal 2026	233
Fiscal 2027	195
Fiscal 2028	145
Fiscal 2029	98
Thereafter	119
Total lease payments	916
Less: Imputed interest	89
Total	$827
Current operating lease liabilities	$246
Non-current operating lease liabilities	$581

As of August 2, 2024, the Company’s undiscounted operating leases that had not yet commenced were immaterial.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 6 — DEBT

The following table summarizes the Company’s outstanding debt as of the dates indicated:

	August 2, 2024	February 2, 2024

	(in millions)
Senior Notes	$14,580	$15,607
Legacy Notes	952	952
DFS Debt (Note 4)	9,133	9,492
Other	79	171
Total debt, principal amount	24,744	26,222
Unamortized discount, net of unamortized premium	(112)	(114)
Debt issuance costs	(110)	(114)
Total debt, carrying value	$24,522	$25,994
Total short-term debt, carrying value	$6,711	$6,982
Total long-term debt, carrying value	$17,811	$19,012

The Company completed the following transactions during the six months ended August 2, 2024:
•the issuance of $1 billion principal amount of 5.40% Senior Notes due April 2034, the proceeds of which were utilized to prepay a portion of the outstanding 6.02% Senior Notes due June 2026; and
•the repayment of $1 billion principal amount of the 4.00% Senior Notes due July 2024.

Outstanding Debt

Senior Notes — The Company completed offerings of multiple series of senior notes which were issued on June 1, 2016, June 22, 2016, March 20, 2019, April 9, 2020, December 13, 2021, January 24, 2023 and March 18, 2024 in aggregate principal amounts of $20.0 billion, $3.3 billion, $4.5 billion, $2.3 billion, $2.3 billion, $2.0 billion and $1.0 billion, respectively (collectively, the “Senior Notes”). The Senior Notes maturities range from 2025 through 2051. Interest rates on these borrowings are fixed, ranging from 3.38% to 8.35%, and interest is payable semiannually.

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

As of August 2, 2024, the Company had no outstanding borrowings under the revolving credit facility.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Commercial Paper Program — The Company maintains a commercial paper program under which the Company may issue unsecured notes in a maximum aggregate face amount of $5.0 billion outstanding at any time, with maturities up to 397 days from the date of issuance. The notes are sold on customary terms in the U.S. commercial paper market on a private placement basis. The proceeds of the notes are used for general corporate purposes. As of August 2, 2024, the Company had no outstanding issuances under the commercial paper program.

The Company may purchase, redeem, prepay, refinance, or otherwise retire any amount of outstanding indebtedness under the terms of such indebtedness at any time and from time to time, in open market or negotiated transactions with the holders of such indebtedness or otherwise, as considered appropriate in light of market conditions and other relevant factors.

Covenants — The credit agreement governing the revolving credit facility and the indentures governing the Senior Notes and the Legacy Notes impose various limitations, subject to exceptions, on creating certain liens and entering into sale and lease-back transactions. The foregoing credit agreement and indentures contain customary events of default, and the revolving credit facility is subject to an interest coverage ratio covenant that is tested at the end of each fiscal quarter with respect to the Company’s preceding four fiscal quarters. The Company was in compliance with this financial covenant as of August 2, 2024.

Aggregate Future Maturities

The following table presents the aggregate future maturities of the Company’s debt as of August 2, 2024, excluding associated carrying value adjustments, for the periods indicated:

August 2, 2024

(in millions)
Fiscal 2025 (remaining six months)	$2,796
Fiscal 2026	4,567
Fiscal 2027	5,838
Fiscal 2028	1,195
Fiscal 2029	1,326
Thereafter	9,022
Total maturities, principal amount	$24,744

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

During the three and six months ended August 2, 2024 and August 4, 2023, the Company did not discontinue any cash flow hedges related to foreign exchange contracts that had a material impact on the Company’s results of operations due to the probability that the forecasted cash flows would not occur.

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

Interest rate swaps are utilized to manage the interest rate risk, at a portfolio level, associated with DFS operations in Europe. The interest rate swaps economically convert the fixed rate on financing receivables to a three-month Euribor floating rate in order to match the floating rate nature of the banks’ funding pool. The Company also uses interest rate swaps to manage the cash flows related to interest payments on senior unsecured eurobonds. The interest rate swaps economically convert the fixed rate on the Company’s bonds to a floating rate to match the underlying lease repayments profile. These contracts are not designated for hedge accounting and most expire within five years or less. See Note 4 of the Notes to the Condensed Consolidated Financial Statements for more information about the Dell Bank senior unsecured eurobonds.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The Company utilizes cross-currency amortizing swaps to hedge the currency and interest rate risk exposure associated with the European securitization program. The cross-currency swaps combine a Euro-based interest rate swap with a British Pound or U.S. Dollar foreign exchange forward contract in which the Company pays a fixed or floating British Pound or U.S. Dollar amount and receives a fixed or floating amount in Euros linked to the one-month Euribor rate. The notional value of the swaps amortizes in line with the expected cash flows and run-off of the securitized assets. The swaps are not designated for hedge accounting and expire within five years or less.

Derivative Instruments

The following table presents the notional amounts of outstanding derivative instruments as of the dates indicated:

	August 2, 2024	February 2, 2024

	(in millions)
Foreign exchange contracts:
Designated as cash flow hedging instruments	$7,345	$6,339
Non-designated as hedging instruments	5,982	5,844
Total	$13,327	$12,183
Interest rate contracts:
Non-designated as hedging instruments	$6,564	$6,551

The following table presents the effect of derivative instruments designated as cash flow hedging instruments on the Condensed Consolidated Statements of Financial Position and the Condensed Consolidated Statements of Income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in Accumulated OCI, Net of Tax, on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income

	(in millions)		(in millions)
For the three months ended August 2, 2024:
		Total net revenue	$14
Foreign exchange contracts	$(20)	Total cost of net revenue	4
Total	$(20)	Total	$18

For the three months ended August 4, 2023:
		Total net revenue	$(63)
Foreign exchange contracts	$49	Total cost of net revenue	(5)
Total	$49	Total	$(68)

For the six months ended August 2, 2024:
		Total net revenue	$32
Foreign exchange contracts	$67	Total cost of net revenue	5
Total	$67	Total	$37

For the six months ended August 4, 2023:
		Total net revenue	$(151)
Foreign exchange contracts	$59	Total cost of net revenue	(8)
Total	$59	Total	$(159)

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents the effect of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Income for the periods indicated:

	Three Months Ended		Six Months Ended
	August 2, 2024	August 4, 2023	August 2, 2024	August 4, 2023	Location of Gain (Loss) Recognized

	(in millions)
Foreign exchange contracts	$(26)	$(40)	$(45)	$17	Interest and other, net
Interest rate contracts	28	24	(11)	3	Interest and other, net
Total	$2	$(16)	$(56)	$20

The Company presents its derivative instruments on a net basis in the Condensed Consolidated Statements of Financial Position due to the right of offset by its counterparties under master netting arrangements. The following tables present the fair value of those derivative instruments presented on a gross basis as of the dates indicated:

	August 2, 2024
	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value

	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange contracts in an asset position	$78	$—	$15	$—	$93
Foreign exchange contracts in a liability position	(14)	—	(14)	—	(28)
Net asset (liability)	64	—	1	—	65
Derivatives not designated as hedging instruments:
Foreign exchange contracts in an asset position	156	—	42	—	198
Foreign exchange contracts in a liability position	(91)	—	(60)	—	(151)
Interest rate contracts in an asset position	1	29	—	—	30
Interest rate contracts in a liability position	—	—	(1)	(53)	(54)
Net asset (liability)	66	29	(19)	(53)	23
Total derivatives at fair value	$130	$29	$(18)	$(53)	$88

	February 2, 2024
	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value

	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange contracts in an asset position	$44	$—	$19	$—	$63
Foreign exchange contracts in a liability position	(5)	—	(15)	—	(20)
Net asset (liability)	39	—	4	—	43
Derivatives not designated as hedging instruments:
Foreign exchange contracts in an asset position	90	—	71	—	161
Foreign exchange contracts in a liability position	(68)	—	(121)	—	(189)
Interest rate contracts in an asset position	3	40	—	—	43
Interest rate contracts in a liability position	—	—	(10)	(28)	(38)
Net asset (liability)	25	40	(60)	(28)	(23)
Total derivatives at fair value	$64	$40	$(56)	$(28)	$20

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following tables present the gross amounts of the Company’s derivative instruments, amounts offset due to master netting agreements with the Company’s counterparties, and the net amounts recognized in the Condensed Consolidated Statements of Financial Position as of the dates indicated:

	August 2, 2024
	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/(Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount of Assets/ (Liabilities) Recognized in the Statement of Financial Position
				Financial Instruments	Cash Collateral Received or Pledged

	(in millions)
Derivative instruments:
Financial assets	$321	$(162)	$159	$—	$(45)	$114
Financial liabilities	(233)	162	(71)	—	4	(67)
Total derivative instruments	$88	$—	$88	$—	$(41)	$47

	February 2, 2024
	Gross Amounts of Recognized Assets/ (Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/(Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount of Assets/ (Liabilities) Recognized in the Statement of Financial Position
				Financial Instruments	Cash Collateral Received or Pledged

	(in millions)
Derivative instruments:
Financial assets	$267	$(163)	$104	$—	$(24)	$80
Financial liabilities	(247)	163	(84)	—	9	(75)
Total derivative instruments	$20	$—	$20	$—	$(15)	$5

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

The following table presents goodwill allocated to the Company’s reportable segments and changes in the carrying amount of goodwill as of the dates indicated:

	Infrastructure Solutions Group	Client Solutions Group	Other Businesses	Total

	(in millions)
Balances as of February 2, 2024	$15,041	$4,232	$427	$19,700
Impact of foreign currency translation and other	(46)	—	—	(46)
Balances as of August 2, 2024	$14,995	$4,232	$427	$19,654

Intangible Assets

The following table presents the Company’s intangible assets as of the dates indicated:

	August 2, 2024			February 2, 2024
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

	(in millions)
Customer relationships	$16,968	$(15,120)	$1,848	$16,968	$(14,930)	$2,038
Developed technology	9,506	(9,098)	408	9,506	(8,980)	526
Trade names	875	(842)	33	875	(823)	52
Definite-lived intangible assets	27,349	(25,060)	2,289	27,349	(24,733)	2,616
Indefinite-lived trade names	3,085	—	3,085	3,085	—	3,085
Total intangible assets	$30,434	$(25,060)	$5,374	$30,434	$(24,733)	$5,701

Amortization expense related to definite-lived intangible assets was $164 million and $209 million for the three months ended August 2, 2024 and August 4, 2023, respectively, and $327 million and $408 million for the six months ended August 2, 2024 and August 4, 2023, respectively. There were no material impairment charges related to intangible assets during the three or six months ended August 2, 2024 and August 4, 2023.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents the estimated future annual pre-tax amortization expense of definite-lived intangible assets as of the date indicated:

August 2, 2024

(in millions)
Fiscal 2025 (remaining six months)	$327
Fiscal 2026	495
Fiscal 2027	386
Fiscal 2028	230
Fiscal 2029	190
Thereafter	661
Total	$2,289

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

Based on the results of the annual impairment test performed during Fiscal 2024, the fair values of each of the reporting units and indefinite-lived intangibles exceeded their carrying values. No goodwill or indefinite-lived assets impairment test was performed during the six months ended August 2, 2024.

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

The following table presents the changes in the Company’s deferred revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	August 2, 2024	August 4, 2023	August 2, 2024	August 4, 2023

	(in millions)
Deferred revenue:
Deferred revenue at beginning of period	$28,150	$29,695	$29,145	$30,286
Revenue deferrals	4,920	6,025	9,389	10,744
Revenue recognized	(5,358)	(5,408)	(10,822)	(10,718)
Deferred revenue at end of period	$27,712	$30,312	$27,712	$30,312
Short-term deferred revenue	$14,853	$16,174	$14,853	$16,174
Long-term deferred revenue	$12,859	$14,138	$12,859	$14,138

Remaining Performance Obligations — Remaining performance obligations represent the aggregate amount of the transaction price allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include deferred revenue plus unbilled amounts not yet recorded in deferred revenue. The value of the transaction price allocated to remaining performance obligations as of August 2, 2024 was approximately $38 billion. The Company expects to recognize approximately 59% of remaining performance obligations as revenue in the next twelve months, and the remainder thereafter.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 10 — COMMITMENTS AND CONTINGENCIES

Purchase Obligations

The Company has contractual obligations to purchase goods or services, which specify significant terms (including fixed or minimum quantities to be purchased), fixed, minimum, or variable price provisions, and the approximate timing of the transaction. As of August 2, 2024, such purchase obligations were $5.7 billion for Fiscal 2025; $0.5 billion for Fiscal 2026; and $1.0 billion for Fiscal 2027 and thereafter.

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

The following is a discussion of the Company’s significant legal matters and other proceedings:

Class Actions Related to the Class V Transaction — On December 28, 2018, the Company completed a transaction (the “Class V transaction”) in which it paid $14.0 billion in cash and issued 149,387,617 shares of its Class C Common Stock to holders of its Class V Common Stock in exchange for all outstanding shares of Class V Common Stock. As a result of the Class V transaction, the tracking stock feature of the Company’s capital structure associated with the Class V Common Stock was terminated. Certain stockholders of the Company subsequently brought class action complaints arising out of the Class V transaction in which they named as defendants (collectively, the “defendants”) Michael S. Dell and certain other directors serving on the Company’s board of directors at the time of the Class V transaction (collectively, the “director defendants”), certain stockholders of the Company, consisting of Mr. Dell and Silver Lake Group, L.L.C. and certain of its affiliated funds (collectively, the “stockholder defendants”), and Goldman Sachs & Co. LLC, which served as financial advisor to the Company in connection with the transaction. The plaintiffs generally alleged that the director defendants and the stockholder defendants breached their fiduciary duties under Delaware law to the former holders of the Class V Common Stock in connection with the Class V transaction by offering a transaction value that was allegedly billions of dollars below fair value.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
R2 Semiconductor Patent Litigation — In November 2022, R2 Semiconductor, Inc. (“R2”) filed a lawsuit in the Dusseldorf Regional Court in Germany against Intel Deutschland GmbH, Dell GmbH, and certain other customers of Intel Corporation. R2 asserted that one European patent is infringed by certain Intel processors and those of the Company’s products that incorporate those processors. R2 sought an injunction prohibiting the sale of the allegedly infringing products and damages for the alleged infringement. The court conducted a trial on December 7, 2023 and, on February 7, 2024, issued a decision in favor of R2 and imposed an injunction prohibiting the sale and use of such products in Germany by Dell GmbH, and requiring Dell GmbH to issue a communication to certain customers recalling the covered products sold since March 5, 2020. On February 8, 2024, the Company filed an appeal. In April and May 2024, R2 filed lawsuits in Paris, France and Milan, Italy, against affiliates of Intel Corporation (“Intel”) and of the Company, raising similar allegations. Intel agreed to defend the foregoing actions and indemnify the Company and its affiliates against certain losses incurred by the Company in connection with R2’s claims. On August 30, 2024, Intel and R2 publicly announced an agreement to dismiss all litigation between the two companies that would include dismissal of all litigation against all subsidiaries of Dell Technologies named in the foregoing actions. Pursuant to that agreement, the Italian lawsuit was dismissed on September 2, 2024, the German lawsuit was dismissed on September 4, 2024, and the French lawsuit was dismissed on September 6, 2024.

Other Litigation — Dell does not currently anticipate that any of the other legal proceedings it is involved in will have a material adverse effect on its business, financial condition, results of operations, or cash flows.

In accordance with the relevant accounting guidance, the Company provides disclosures of matters where it is at least reasonably possible that the Company could experience a material loss exceeding the amounts already accrued for these or other proceedings or matters. In addition, the Company also discloses matters based on its consideration of other matters and qualitative factors, including the experience of other companies in the industry, and investor, customer, and employee relations considerations. As of August 2, 2024, the Company does not believe there is a reasonable possibility that a material loss exceeding the amounts already accrued for these or other proceedings or matters has been incurred. However, since the ultimate resolution of any such proceedings and matters is inherently unpredictable, the Company’s business, financial condition, results of operations, or cash flows could be materially affected in any particular period by unfavorable outcomes in one or more of these proceedings or matters. Whether the outcome of any claim, suit, assessment, investigation, or legal proceeding, individually or collectively, could have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows will depend on a number of factors, including the nature, timing, and amount of any associated expenses, amounts paid in settlement, damages, or other remedies or consequences.

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

Under the Separation and Distribution Agreement entered into with VMware, Inc. upon completion of the spin-off of VMware, Inc. on November 1, 2021 (the “VMware Spin-off”), Dell Technologies agreed to indemnify VMware, Inc., each of its subsidiaries and each of their respective directors, officers, employees, as well as any successors and assigns of the foregoing, from and against all liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to Dell Technologies as part of the separation of Dell Technologies and VMware, Inc. (individually and together with its subsidiaries, “VMware”) and their respective businesses (the “Separation”). VMware similarly agreed to indemnify Dell Technologies Inc., each of its subsidiaries and each of their respective directors, officers, and employees from and against all liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to VMware as part of the Separation. The amounts that VMware and Dell Technologies may be obligated to pay each other could vary depending on the outcome of certain unresolved tax matters, which may not be resolved for several years. Net income tax indemnification receivables from VMware were immaterial as of August 2, 2024 and February 2, 2024.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 11 — INCOME AND OTHER TAXES

For the three months ended August 2, 2024, the Company’s effective income tax rate was 15.0% on pre-tax income of $1.0 billion compared to 36.3% on pre-tax income of $0.7 billion for the three months ended August 4, 2023. For the six months ended August 2, 2024, the Company’s effective income tax rate was (16.9)% on pre-tax income of $1.5 billion compared to 27.2% on pre-tax income of $1.4 billion for the six months ended August 4, 2023.The changes in the Company’s effective income tax rate were primarily driven by discrete tax items. For the six months ended August 2, 2024, the Company recorded discrete tax benefits of $0.4 billion related to changes in uncertain tax benefits resulting from the expiration of certain statutes of limitations and $0.2 billion related to stock-based compensation.

The differences between the estimated effective income tax rates and the U.S. federal statutory rate of 21% principally result from the geographical distribution of income, differences between the book and tax treatment of certain items, and discrete tax items. In certain jurisdictions, the Company’s tax rate is significantly less than the applicable statutory rate as a result of tax holidays. The majority of the Company’s foreign income subject to these tax holidays and lower tax rates is attributable to Singapore and China. A significant portion of these income tax benefits relates to a tax holiday that will be effective until January 31, 2029. Most of the Company’s other tax holidays will expire in whole or in part during fiscal years 2030 and 2031. Many of these tax holidays and reduced tax rates may be extended when certain conditions are met or may be terminated early if certain conditions are not met or as a result of changes in tax legislation. As of August 2, 2024, the Company was not aware of any matters of non-compliance related to these tax holidays or enacted tax legislative changes affecting these tax holidays.

In June 2023, the Company received a Revenue Agent’s Report for the federal income tax examination by the Internal Revenue Service (“IRS”) of fiscal years 2018 through 2019. The IRS proposed adjustments primarily relating to certain transactions the Company completed as part of its business integration efforts. In August 2023, the Company submitted a written protest to the IRS relating to certain assessments. The Company received a rebuttal from the IRS to its written protest in April 2024. The Company disagrees with the IRS proposed adjustments and will contest them through the IRS administrative appeals procedures. The Company anticipates that the appeals process for the resolution of these matters will extend beyond the next twelve months. In September 2023, the IRS commenced a federal income tax examination of fiscal years 2020 through 2022.

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

Judgment is required in evaluating the Company’s uncertain tax positions and determining the Company’s provision for income taxes. Unrecognized tax benefits were $1.0 billion and $1.3 billion as of August 2, 2024 and February 2, 2024, respectively, and are included in other non-current liabilities in the Condensed Consolidated Statements of Financial Position. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

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

The following table presents changes in accumulated other comprehensive income (loss), net of tax, by the following components as of the dates indicated:

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Pension and Other Postretirement Plans	Accumulated Other Comprehensive Income (Loss)

	(in millions)
Balances as of February 2, 2024	$(755)	$(30)	$(15)	$(800)
Other comprehensive income (loss) before reclassifications	(94)	67	1	(26)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(37)	(1)	(38)
Total change for the period	(94)	30	—	(64)
Balances as of August 2, 2024	$(849)	$—	$(15)	$(864)

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

The following table presents reclassifications out of accumulated other comprehensive income (loss), net of tax, to net income for the periods indicated:

	Three Months Ended
	August 2, 2024			August 4, 2023
	Cash Flow Hedges	Pensions	Total	Cash Flow Hedges	Pensions	Total

	(in millions)
Total reclassifications, net of tax:
Net revenue	$14	$—	$14	$(63)	$—	$(63)
Cost of net revenue	4	—	4	(5)	—	(5)
Operating expenses	—	—	—	—	—	—
Total reclassifications, net of tax	$18	$—	$18	$(68)	$—	$(68)

	Six Months Ended
	August 2, 2024			August 4, 2023
	Cash Flow Hedges	Pensions	Total	Cash Flow Hedges	Pensions	Total

	(in millions)
Total reclassifications, net of tax:
Net revenue	$32	$—	$32	$(151)	$—	$(151)
Cost of net revenue	5	—	5	(8)	—	(8)
Operating expenses	—	1	1	—	—	—
Total reclassifications, net of tax	$37	$1	$38	$(159)	$—	$(159)

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 13 — CAPITALIZATION

The following table presents the Company’s authorized, issued, and outstanding common stock as of the dates indicated:

	Authorized	Issued	Outstanding

	(in millions)
Common stock as of August 2, 2024
Class A	600	328	328
Class B	200	66	66
Class C	7,900	439	311
Class D	100	—	—
	8,800	833	705

Common stock as of February 2, 2024
Class A	600	353	353
Class B	200	86	86
Class C	7,900	382	266
Class D	100	—	—
	8,800	821	705

Preferred Stock

The Company is authorized to issue one million shares of preferred stock, par value $0.01 per share. As of August 2, 2024 and February 2, 2024, no shares of preferred stock were issued or outstanding.

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

During the six months ended August 2, 2024, the Company issued 45 million shares of Class C Common Stock to stockholders upon the conversion of 25 million shares of Class A Common Stock and 20 million shares of Class B Common Stock in accordance with the Company’s certificate of incorporation. During the fiscal year ended February 2, 2024, the Company issued 34 million shares of Class C Common Stock to stockholders upon the conversion of 25 million shares of Class A Common Stock and 9 million shares of Class B Common Stock in accordance with the Company’s certificate of incorporation.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Dividends

On February 29, 2024, the Company announced that the Board of Directors approved a 20% increase in the quarterly dividend rate to $0.445 per share per fiscal quarter beginning in the first quarter of Fiscal 2025.

The Company paid the following dividends during the periods presented:

Three Months Ended	Declaration Date	Record Date	Payment Date	Dividend per Share	Amount (in millions)

Fiscal 2025
May 3, 2024	February 29, 2024	April 23, 2024	May 3, 2024	$0.445	$316
August 2, 2024	June 11, 2024	July 23, 2024	August 2, 2024	$0.445	$314

Fiscal 2024
May 5, 2023	March 2, 2023	April 25, 2023	May 5, 2023	$0.37	$270
August 4, 2023	June 16, 2023	July 25, 2023	August 4, 2023	$0.37	$268

During the three and six months ended August 2, 2024 and August 4, 2023, the Company also paid an immaterial amount of dividend equivalents on eligible vested equity awards which are not included above.

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

During the six months ended August 2, 2024, the Company repurchased approximately 12 million shares of Class C Common Stock for a total purchase price of approximately $1.4 billion. During the six months ended August 4, 2023, the Company repurchased approximately 11 million shares of Class C Common Stock for a total purchase price of approximately $0.5 billion. As of August 2, 2024, the Company had approximately $3.0 billion in authorized amount remaining under the stock repurchase program.

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

The following table presents basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Six Months Ended
	August 2, 2024	August 4, 2023	August 2, 2024	August 4, 2023
Earnings per share attributable to Dell Technologies Inc.
Dell Technologies Common Stock — Basic	$1.19	$0.64	$2.55	$1.44
Dell Technologies Common Stock — Diluted	$1.17	$0.63	$2.49	$1.42

The following table presents the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Six Months Ended
	August 2, 2024	August 4, 2023	August 2, 2024	August 4, 2023

	(in millions)
Numerator: Dell Technologies Common Stock
Net income attributable to Dell Technologies Inc. — basic and diluted	$846	$462	$1,806	$1,045

Denominator: Dell Technologies Common Stock weighted-average shares outstanding
Weighted-average shares outstanding — basic	708	726	708	725
Dilutive effect of equity awards	16	12	17	12
Weighted-average shares outstanding — diluted	724	738	725	737
Weighted-average shares outstanding — antidilutive	—	—	—	8

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 15 — RELATED PARTY TRANSACTIONS

Prior to the acquisition on November 22, 2023 of VMware LLC (previously VMware, Inc. and individually and together with its consolidated subsidiaries, “VMware”) by Broadcom Inc. (“Broadcom”), VMware was considered a related party of the Company. Upon Broadcom’s acquisition of VMware, Mr. Dell’s ownership interest in VMware and his position as Chairman of the Board of VMware terminated, and the Company determined no related party relationship exists with Broadcom or VMware effective as of November 22, 2023. The information provided below includes a summary of related party transactions with VMware for the three and six months ended August 4, 2023. The Company continues to engage in select transactions with VMware following the completion of Broadcom’s acquisition and the termination of the related party relationship. See Note 16 of the Notes to the Condensed Consolidated Financial Statements for additional information.

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

•Dell Technologies procured products and services from VMware for its internal use. For the three and six months ended August 4, 2023, costs incurred associated with products and services purchased from VMware for internal use were immaterial.

•Dell Technologies sold and leased products and sold services to VMware. For the three and six months ended August 4, 2023, revenue recognized from sales of services to VMware was immaterial.

•Dell Technologies and VMware entered into joint marketing, sales, and branding arrangements, for which both parties incurred costs. For the three and six months ended August 4, 2023, consideration received from VMware for joint marketing, sales, and branding arrangements was immaterial.

The following table presents information about the impact of Dell Technologies’ related party transactions with VMware on the Consolidated Statements of Income for the three and six months ended August 4, 2023:

		Three Months Ended	Six Months Ended
	Classification	August 4, 2023	August 4, 2023

		(in millions)
Sales and leases of products to VMware	Net revenue - products	$38	$78
Purchase of VMware products for resale	Cost of net revenue - products	$384	$591
Purchase of VMware services for resale	Cost of net revenue - services	$880	$1,756

In connection with the completion of the VMware Spin-off, Dell Technologies and VMware entered into a Tax Matters Agreement effective as of April 14, 2021 (the “Tax Matters Agreement”), which governs the respective rights and obligations of Dell Technologies and VMware regarding income and other taxes as well as related matters, including tax liabilities and benefits, attributes, and returns for periods both preceding and following the VMware Spin-off. Pursuant to the Tax Matters Agreement, net receipts from VMware during the six months ended August 4, 2023 were immaterial.

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

CSG includes offerings designed for commercial and consumer customers. The Company’s CSG portfolio includes branded PCs, including notebooks, desktops, and workstations, branded peripherals, and third-party software and peripherals. CSG also includes services offerings, such as configuration, support and deployment, and extended warranties.

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

Following its acquisition by Broadcom on November 22, 2023, VMware announced changes to its go-to-market approach for VMware offerings that impacted the Company’s commercial relationship with VMware. On March 25, 2024, the Company terminated the Commercial Framework Agreement with VMware, which provided the framework pursuant to which the Company and VMware continued the commercial relationship following the VMware Spin-off and under which Dell Technologies acted as a distributor of VMware’s stand-alone products and services and purchased such products and services for resale to end-user customers (“VMware Resale”). Dell Technologies no longer acts as a distributor of VMware’s standalone products and services, though the Company will continue to support customers that have purchased resale offerings sold in prior periods. The results of VMware Resale transactions are reflected in other businesses. The Company continues to integrate certain VMware products and services with select Dell Technologies’ offerings to end-users. The results of such offerings are reflected within CSG or ISG, depending upon the nature of the underlying offering sold.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents a reconciliation of net revenue by the Company’s reportable segments to the Company’s consolidated net revenue as well as a reconciliation of segment operating income to the Company’s consolidated operating income for the periods indicated:

	Three Months Ended		Six Months Ended
	August 2, 2024	August 4, 2023	August 2, 2024	August 4, 2023

	(in millions)
Consolidated net revenue:
Infrastructure Solutions Group	$11,646	$8,461	$20,873	$16,054
Client Solutions Group	12,414	12,942	24,381	24,925
Reportable segment net revenue	24,060	21,403	45,254	40,979
Other businesses (a)	966	1,528	2,015	2,871
Unallocated transactions (b)	—	3	1	6
Total consolidated net revenue	$25,026	$22,934	$47,270	$43,856

Consolidated operating income:
Infrastructure Solutions Group	$1,284	$1,049	$2,020	$1,789
Client Solutions Group	767	969	1,499	1,861
Reportable segment operating income	2,051	2,018	3,519	3,650
Other businesses (a)	(17)	(44)	(11)	(80)
Unallocated transactions (b)	—	3	—	5
Amortization of intangibles (c)	(168)	(213)	(336)	(416)
Stock-based compensation expense (d)	(191)	(223)	(401)	(448)
Other corporate expenses (e)	(333)	(376)	(509)	(477)
Total consolidated operating income	$1,342	$1,165	$2,262	$2,234
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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents the disaggregation of net revenue by reportable segment and by major product categories within the segments for the periods indicated:

	Three Months Ended		Six Months Ended
	August 2, 2024	August 4, 2023	August 2, 2024	August 4, 2023

	(in millions)
Net revenue:
Infrastructure Solutions Group:
Servers and networking	$7,672	$4,274	$13,138	$8,111
Storage	3,974	4,187	7,735	7,943
Total ISG net revenue	$11,646	$8,461	$20,873	$16,054
Client Solutions Group:
Commercial	$10,556	$10,554	$20,710	$20,416
Consumer	1,858	2,388	3,671	4,509
Total CSG net revenue	$12,414	$12,942	$24,381	$24,925

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 17 — SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION

The following table presents additional information on selected assets included in the Condensed Consolidated Statements of Financial Position as of the dates indicated:

	August 2, 2024	February 2, 2024

	(in millions)
Cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$4,550	$7,366
Restricted cash - other current assets (a)	118	136
Restricted cash - other non-current assets (a)	3	5
Total cash, cash equivalents, and restricted cash	$4,671	$7,507
Inventories:
Production materials	$4,290	$2,321
Work-in-process	730	607
Finished goods	933	694
Total inventories	$5,953	$3,622
Prepaid expenses:
Total prepaid expenses (b)	$762	$589
Deferred costs:
Total deferred costs, current (b)	$5,057	$5,548
Property, plant, and equipment, net:
Assets in a customer contract	$5,123	$5,022
Computer and other equipment	3,714	3,552
Land and buildings	2,813	2,877
Internal use software	2,360	2,166
Total property, plant, and equipment	14,010	13,617
Accumulated depreciation and amortization	(7,710)	(7,185)
Total property, plant, and equipment, net	$6,300	$6,432
____________________
(a)    Restricted cash includes cash required to be held in escrow pursuant to DFS securitization arrangements.
(b)    Deferred costs and prepaid expenses are included in other current assets in the Condensed Consolidated Statements of Financial Position. Amounts classified as long-term deferred costs and long-term prepaid expenses are included in other non-current assets and are not disclosed above.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Warranty Liability

The following table presents changes in the Company’s liability for standard limited warranties for the periods indicated:

	Three Months Ended		Six Months Ended
	August 2, 2024	August 4, 2023	August 2, 2024	August 4, 2023

	(in millions)
Warranty liability:
Warranty liability at beginning of period	$426	$438	$426	$467
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties (a)	216	202	445	398
Service obligations honored	(203)	(201)	(432)	(426)
Warranty liability at end of period	$439	$439	$439	$439
____________________
(a)    Changes in cost estimates related to pre-existing warranties are aggregated with accruals for new standard warranty contracts. The Company’s warranty liability process does not differentiate between estimates made for pre-existing warranties and those made for new warranty obligations.

Severance Charges

The Company incurs costs related to employee severance and records a liability for these costs when it is probable that employees will be entitled to termination benefits and the amounts can be reasonably estimated. The liability related to these actions is included in accrued and other within current liabilities in the Condensed Consolidated Statements of Financial Position.

The following table presents the activity related to the Company’s severance liability for the periods indicated:

	Three Months Ended		Six Months Ended
	August 2, 2024	August 4, 2023	August 2, 2024	August 4, 2023

	(in millions)
Severance liability:
Severance liability at beginning of period	$194	$162	$352	$408
Severance charges	328	364	420	412
Cash paid and other	(130)	(69)	(380)	(363)
Severance liability at end of period	$392	$457	$392	$457

The following table presents severance charges as included in the Condensed Consolidated Statements of Income for the periods indicated:

	Three Months Ended		Six Months Ended
	August 2, 2024	August 4, 2023	August 2, 2024	August 4, 2023

	(in millions)
Severance charges:
Cost of net revenue	$56	$27	$85	$48
Selling, general, and administrative	227	324	270	350
Research and development	45	13	65	14
Total severance charges	$328	$364	$420	$412

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Supply Chain Finance Program

The Company maintains a Supply Chain Finance Program (the “SCF Program”), which enables eligible suppliers, at the supplier's sole discretion, to sell receivables due from the Company to a third-party financial institution. The Company has no involvement in establishing the terms or conditions of the arrangement between its suppliers and the financial institution, no economic interest in a supplier's decision to sell a receivable, and does not provide legally secured assets or other forms of guarantees under the arrangement. The SCF Program does not impact the Company's liquidity as payments for participating supplier invoices are remitted by the Company to the financial institution on the original invoice due date, regardless of whether an individual invoice is sold by the supplier to the financial institution. As of August 2, 2024 and February 2, 2024, the Company had $1.2 billion and $1.1 billion, respectively, included within accounts payable on the Condensed Consolidated Statements of Financial Position representing invoices due to suppliers confirmed as valid under the SCF Program.

Interest and other, net

The following table presents information regarding interest and other, net as included in the Condensed Consolidated Statements of Income for the periods indicated:

	Three Months Ended		Six Months Ended
	August 2, 2024	August 4, 2023	August 2, 2024	August 4, 2023

	(in millions)
Interest and other, net:
Investment income, primarily interest	$38	$66	$92	$125
Gain (loss) on investments, net	5	(29)	(25)	(44)
Interest expense	(387)	(352)	(730)	(757)
Foreign exchange	(13)	(65)	(51)	(97)
Other	4	(71)	(12)	(42)
Total interest and other, net	$(353)	$(451)	$(726)	$(815)

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 18 — SUBSEQUENT EVENTS

There were no known events occurring after August 2, 2024 and up until the date of issuance of this report that would materially affect the information presented herein.

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

We offer customers choice in how they acquire our solutions, including traditional purchasing and financing offerings provided by Dell Financial Services and its affiliates (“DFS”). We also offer flexible consumption models that include utility, subscription, and as-a-Service models. These offerings allow our customers to pay over time and provide them with operational and financial flexibility. For additional information about our financing arrangements, see Note 4 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Business Trends and Challenges

During the second quarter and first six months of Fiscal 2025, the following trends and conditions continued to affect the environment in which we operate:

•Macroeconomic environment: The macroeconomic environment continued to show signs of stabilizing as the demand environment improved primarily in our servers and networking offerings, which resulted in overall net revenue growth. While overall net revenue grew, the pricing environment became increasingly competitive, which primarily affected our CSG gross margin performance.

•Advancements in artificial intelligence: Our ISG business continued to benefit from increased demand for AI-optimized solutions due to the impact of AI advancements on customer spending behavior, as organizations look to integrate AI into their operations. As a result of continued strong demand for our AI-optimized servers, we maintained elevated backlog levels for such offerings as we exited the quarter.

•Supply chain: Notwithstanding the elevated demand for AI-optimized solutions, our supply chain operated efficiently during the quarter. We experienced a decline in input costs driven by favorability in component costs. Input costs consist of both component and logistics costs.

•Broadcom’s acquisition of VMware: On November 22, 2023, Broadcom Inc. (“Broadcom”) completed its acquisition of VMware, leading to changes to our relationship with VMware as described below. The changes continued to affect our other businesses net revenue.

We expect the demand environment will continue to improve throughout the remainder of Fiscal 2025 as the macroeconomic environment continues to stabilize. While we anticipate the pricing environment will remain competitive throughout Fiscal 2025, we expect net revenue growth for the full fiscal year primarily driven by ISG net revenue attributable to our AI-optimized servers and continued demand improvement for our traditional servers. We expect modest CSG net revenue growth for the full fiscal year driven by the timing of the anticipated PC refresh cycle. Additionally, we expect a continued reduction of our other businesses’ net revenue as we no longer act as a distributor of VMware’s standalone products and services.

We expect input costs to increase during the second half of Fiscal 2025, principally driven by anticipated inflation for component costs. Input cost trends are dependent on the strength or weakness of actual end-user demand and supply dynamics, which will continue to fluctuate and ultimately impact our costs, pricing, and operating results.

We remain focused on executing our key strategic priorities, building long-term value creation for our stakeholders, and addressing our customers’ needs while continuing to make prudent decisions in response to the environment. We look to balance profitability and growth while maintaining disciplined pricing as we navigate through competitive pricing pressures.

We continue to advance our own capabilities to change the way we work and make decisions, improve business outcomes and the customer experience, and reduce costs by leveraging new technology and optimizing business processes. Throughout Fiscal 2025, we remain committed to disciplined cost management in coordination with our ongoing business transformation initiatives and will continue to take certain measures to reduce costs, including limitation of external hiring, employee reorganizations, and other actions to align our investments with our strategic priorities and customer needs. We anticipate these actions will result in a continued reduction in our overall headcount. We believe our unique operating advantages provide a foundation to foster growth, drive efficiencies, and continue to position us for long-term success.

Relationship with VMware — On November 22, 2023, VMware was acquired by Broadcom, and subsequently announced changes to its go-to-market approach for VMware offerings that impacted our commercial relationship with VMware. On March 25, 2024, we terminated our Commercial Framework Agreement with VMware, which provided the framework under which we and VMware continued our commercial relationship following our spin-off of VMware on November 1, 2021. We no longer act as a distributor of VMware’s standalone products and services, though we will continue to support customers that have purchased resale offerings sold in prior periods. We continue to integrate certain VMware products and services with select Dell Technologies’ offerings to end-users. The results of such offerings are reflected within CSG or ISG, depending upon the nature of the underlying offering sold.

VMware was a related party until the date of its acquisition by Broadcom. The acquisition terminated the preexisting related party relationship with VMware such that no related party relationship exists with either Broadcom or VMware effective as of November 22, 2023. For more information regarding the impact of the Broadcom acquisition of VMware and our prior related party transactions with VMware, see Note 15 of the Notes to the Condensed Consolidated Financial Statements included in this report.

ISG — We expect that ISG will continue to be impacted by the evolving nature of the IT infrastructure market and competitive environment. With our scale and strong solutions portfolio, we believe we are well-positioned to address the ongoing competitive dynamics and trends in technology and customer needs. Through our collaborative, customer-focused approach to innovation, we strive to deliver new and relevant solutions and software to our customers quickly and efficiently. We continue to focus on customer base expansion and the lifetime value of customer relationships. We anticipate that ISG will continue to benefit from technology advances and customer interest in AI and we are well-positioned to capture growth and support our customers’ needs.

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

Competitive dynamics remain an important factor in our CSG business and continue to impact pricing and operating results. We are committed to our long-term CSG strategy and will continue to make investments to innovate across the portfolio. We expect that the CSG demand environment will be subject to seasonal trends.

Recurring Revenue and Consumption Models — We expect that our flexible consumption models will further strengthen our customer relationships and provide a foundation for growth in recurring revenue. We define recurring revenue as revenue recognized that is primarily related to hardware and software maintenance, as well as operating leases, subscription, as-a-Service, and usage-based offerings.

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

Foreign Currency Exposure — We manage our business on a U.S. dollar basis. However, we have a large global presence, generating approximately half of our net revenue from sales to customers outside of the United States during the second quarter and first six months of Fiscal 2025 and Fiscal 2024. As a result, our operating results can be, and particularly in recent periods have been, impacted by fluctuations in foreign currency exchange rates. We utilize a comprehensive hedging strategy intended to mitigate the impact of foreign currency volatility over time, and we adjust pricing when possible to further minimize foreign currency impacts.

Other Macroeconomic Risks and Uncertainties — The impacts of trade protection measures, including increases in tariffs and trade barriers, changes in government policies and international trade arrangements, geopolitical volatility, and global macroeconomic conditions (including those in China) may affect our ability to conduct business in some non-U.S. markets. We monitor and seek to mitigate these risks with adjustments to our manufacturing, supply chain, and distribution networks.

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

~~•~~Other Corporate Expenses — Other corporate expenses consist primarily of severance expenses, payroll taxes associated with stock-based compensation, facility action costs, transaction-related expenses, impairment charges, and incentive charges related to equity investments. Severance costs are primarily related to severance and benefits for employees terminated pursuant to cost management initiatives. During both the first six months of Fiscal 2025 and Fiscal 2024, we recognized $0.4 billion of severance expense related to workforce reduction activities. Transaction-related expenses typically consist of acquisition, integration, and divestitures related costs, primarily representing costs for legal, banking, consulting, and advisory services, and are expensed as incurred. Although we may incur these types of expenses in the future, we exclude other corporate expenses as they can vary from period to period, are significantly impacted by the timing and nature of these events, and are not used by management in assessing operating performance of the business.

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

~~•~~Aggregate Adjustment for Income Taxes — The aggregate adjustment for income taxes is the estimated combined income tax effect for the adjustments described above and determined based on the tax jurisdictions where those adjustments were incurred, as well as an adjustment for discrete tax items. During the first six months of Fiscal 2025, the aggregate adjustment for income taxes included discrete tax benefits of $0.4 billion related to changes in uncertain tax benefits resulting from the expiration of certain statutes of limitations and $0.2 billion related to stock-based compensation. We exclude these benefits or charges for purposes of calculating non-GAAP net income due to the variability in recognition of discrete tax items from period to period. The tax effects are determined based on the tax jurisdictions where the above items were incurred. See Note 11 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information about our income taxes. Beginning in Fiscal 2025, our non-GAAP income tax is calculated using a fixed estimated annual tax rate which is determined based on historical trends and projections for the current fiscal year. We may adjust our estimated annual tax rate during the fiscal year to take into account events that would significantly impact our income tax expense, including significant changes resulting from tax legislation, material changes in geographic mix of revenue and expenses, changes to our corporate structure, and other significant events.

The following table presents a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP measure for the periods indicated:

	Three Months Ended			Six Months Ended
	August 2, 2024	% Change	August 4, 2023	August 2, 2024	% Change	August 4, 2023

	(in millions, except percentages)
Product gross margin	$2,875	(2)%	$2,933	$5,236	(6)%	$5,594
Non-GAAP adjustments:
Amortization of intangibles	59		84	119		163
Stock-based compensation expense	14		13	28		26
Other corporate expenses	6		7	10		15
Non-GAAP product gross margin	$2,954	(3)%	$3,037	$5,393	(7)%	$5,798

Services gross margin	$2,436	(1)%	$2,454	$4,881	1%	$4,811
Non-GAAP adjustments:
Stock-based compensation expense	24		24	48		49
Other corporate expenses	50		21	89		42
Non-GAAP services gross margin	$2,510	—%	$2,499	$5,018	2%	$4,902

Gross margin	$5,311	(1)%	$5,387	$10,117	(3)%	$10,405
Non-GAAP adjustments:
Amortization of intangibles	59		84	119		163
Stock-based compensation expense	38		37	76		75
Other corporate expenses	56		28	99		57
Non-GAAP gross margin	$5,464	(1)%	$5,536	$10,411	(3)%	$10,700

Operating expenses	$3,969	(6)%	$4,222	$7,855	(4)%	$8,171
Non-GAAP adjustments:
Amortization of intangibles	(109)		(129)	(217)		(253)
Stock-based compensation expense	(153)		(186)	(325)		(373)
Other corporate expenses	(277)		(348)	(410)		(420)
Non-GAAP operating expenses	$3,430	(4)%	$3,559	$6,903	(3)%	$7,125

	Three Months Ended			Six Months Ended
	August 2, 2024	% Change	August 4, 2023	August 2, 2024	% Change	August 4, 2023

	(in millions, except percentages and per share amounts)
Operating income	$1,342	15%	$1,165	$2,262	1%	$2,234
Non-GAAP adjustments:
Amortization of intangibles	168		213	336		416
Stock-based compensation expense	191		223	401		448
Other corporate expenses	333		376	509		477
Non-GAAP operating income	$2,034	3%	$1,977	$3,508	(2)%	$3,575

Net income	$841	85%	$455	$1,796	74%	$1,033
Non-GAAP adjustments:
Amortization of intangibles	168		213	336		416
Stock-based compensation expense	191		223	401		448
Other corporate expenses	329		432	499		530
Fair value adjustments on equity investments	(5)		29	25		44
Aggregate adjustment for income taxes	(153)		(69)	(763)		(225)
Non-GAAP net income	$1,371	7%	$1,283	$2,294	2%	$2,246

Earnings per share attributable to Dell Technologies Inc. — diluted	$1.17	86%	$0.63	$2.49	75%	$1.42
Non-GAAP adjustments:
Amortization of intangibles	0.23		0.29	0.46		0.56
Stock-based compensation expense	0.26		0.30	0.55		0.61
Other corporate expenses	0.46		0.58	0.69		0.72
Fair value adjustments on equity investments	(0.01)		0.04	0.04		0.06
Aggregate adjustment for income taxes	(0.21)		(0.09)	(1.05)		(0.31)
Total non-GAAP adjustments attributable to non-controlling interests	(0.01)		(0.01)	(0.02)		(0.01)
Non-GAAP earnings per share attributable to Dell Technologies Inc. — diluted	$1.89	9%	$1.74	$3.16	4%	$3.05

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

The following table presents a reconciliation of free cash flow and adjusted free cash flow to cash from operating activities for the periods indicated:

	Three Months Ended			Six Months Ended
	August 2, 2024	% Change	August 4, 2023	August 2, 2024	% Change	August 4, 2023

	(in millions, except percentages)
Cash flow from operations	$1,340	(58)%	$3,214	$2,383	(52)%	$4,991
Non-GAAP adjustments:
Capital expenditures and capitalized software development costs, net (a)	(636)		(624)	(1,222)		(1,322)
Free cash flow	$704	(73)%	$2,590	$1,161	(68)%	$3,669

Free cash flow	$704	(73)%	$2,590	$1,161	(68)%	$3,669
Non-GAAP adjustments:
Financing receivables (b)	487		497	652		130
Equipment under operating leases (c)	93		(37)	94		(62)
Adjusted free cash flow	$1,284	(58)%	$3,050	$1,907	(49)%	$3,737
____________________
(a)    Capital expenditures and capitalized software development costs, net include proceeds from sales of facilities, land, and other assets.
(b)    Financing receivables represent the operating cash flow impact from the change in DFS financing receivables.
(c)    Equipment under operating leases represents the net impact of capital expenditures and depreciation expense for DFS leases and contractually embedded leases identified within flexible consumption arrangements.

RESULTS OF OPERATIONS

Consolidated Results

The following table summarizes our consolidated results for the periods indicated. Unless otherwise indicated, all changes identified for the current-period results represent comparisons to results for the prior corresponding fiscal period.

	Three Months Ended					Six Months Ended
	August 2, 2024			August 4, 2023		August 2, 2024			August 4, 2023
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue

	(in millions, except percentages and per share amounts)
Net revenue:
Products	$18,954	75.7%	12%	$16,935	73.8%	$35,081	74.2%	10%	$31,971	72.9%
Services	6,072	24.3%	1%	5,999	26.2%	12,189	25.8%	3%	11,885	27.1%
Total net revenue	$25,026	100.0%	9%	$22,934	100.0%	$47,270	100.0%	8%	$43,856	100.0%
Gross margin:
Products	$2,875	15.2%	(2)%	$2,933	17.3%	$5,236	14.9%	(6)%	$5,594	17.5%
Services	2,436	40.1%	(1)%	2,454	40.9%	4,881	40.0%	1%	4,811	40.5%
Total gross margin	$5,311	21.2%	(1)%	$5,387	23.5%	$10,117	21.4%	(3)%	$10,405	23.7%
Operating expenses	$3,969	15.8%	(6)%	$4,222	18.4%	$7,855	16.6%	(4)%	$8,171	18.6%
Operating income	$1,342	5.4%	15%	$1,165	5.1%	$2,262	4.8%	1%	$2,234	5.1%
Net income	$841	3.4%	85%	$455	2.0%	$1,796	3.8%	74%	$1,033	2.4%
Earnings per share attributable to Dell Technologies — diluted	$1.17		86%	$0.63		$2.49		75%	$1.42
Cash flow from operations	$1,340		(58)%	$3,214		$2,383		(52)%	$4,991

Non-GAAP Financial Information
	Three Months Ended					Six Months Ended
	August 2, 2024			August 4, 2023		August 2, 2024			August 4, 2023
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue

	(in millions, except percentages and per share amounts)
Non-GAAP gross margin:
Products	$2,954	15.6%	(3)%	$3,037	17.9%	$5,393	15.4%	(7)%	$5,798	18.1%
Services	2,510	41.3%	—%	2,499	41.7%	5,018	41.2%	2%	4,902	41.2%
Total non-GAAP gross margin	$5,464	21.8%	(1)%	$5,536	24.1%	$10,411	22.0%	(3)%	$10,700	24.4%
Non-GAAP operating expenses	$3,430	13.7%	(4)%	$3,559	15.5%	$6,903	14.6%	(3)%	$7,125	16.2%
Non-GAAP operating income	$2,034	8.1%	3%	$1,977	8.6%	$3,508	7.4%	(2)%	$3,575	8.2%
Non-GAAP net income	$1,371	5.5%	7%	$1,283	5.6%	$2,294	4.9%	2%	$2,246	5.1%
Non-GAAP earnings per share attributable to Dell Technologies — diluted	$1.89		9%	$1.74		$3.16		4%	$3.05
Free cash flow	$704		(73)%	$2,590		$1,161		(68)%	$3,669
Adjusted free cash flow	$1,284		(58)%	$3,050		$1,907		(49)%	$3,737

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

Overview

During the second quarter and first six months of Fiscal 2025, net revenue increased by 9% and 8%, respectively, driven by an increase in ISG net revenue that was partially offset by a decrease in other businesses net revenue and CSG net revenue. The increase in ISG net revenue was driven by growth in our servers and networking offerings. Other businesses net revenue declined primarily due to a decrease in VMware Resale revenue as we no longer act as a distributor of standalone VMware offerings. The decline in CSG net revenue was primarily attributable to a decrease in sales of our consumer offerings.

During the second quarter of Fiscal 2025, operating income and non-GAAP operating income increased by 15% to $1.3 billion and 3% to $2.0 billion, respectively. During the first six months of Fiscal 2025, operating income and non-GAAP operating income increased by 1% to $2.3 billion and decreased by 2% to $3.5 billion, respectively. During both the second quarter and first six months of Fiscal 2025, operating income and non-GAAP operating income were impacted by an increase in ISG operating income driven by our servers and networking offerings and a decrease in CSG operating income primarily driven by our commercial offerings.

During the second quarter of Fiscal 2025, operating income and non-GAAP operating income as a percentage of net revenue increased 30 basis points to 5.4% and decreased 50 basis points to 8.1%, respectively. During the first six months of Fiscal 2025, operating income and non-GAAP operating income as a percentage of net revenue decreased 30 basis points to 4.8% and 80 basis points to 7.4%, respectively. Operating income and non-GAAP operating income as a percentage of net revenue during both the second quarter and first six months of Fiscal 2025 were impacted by a decline in gross margin as a percentage of net revenue as a result of a shift in mix towards AI-optimized server offerings and, to a lesser extent, a competitive CSG pricing environment. The decline in gross margin as a percentage of net revenue was offset by the favorable impact of a decrease in operating expense rate that was driven by strong ISG net revenue growth coupled with continued disciplined cost management.

Cash provided by operating activities was $2.4 billion during the first six months of Fiscal 2025, and was driven by profitability, partially offset by working capital dynamics primarily due to growth in our AI-optimized server offerings. During the first six months of Fiscal 2024, cash provided by operating activities was $5.0 billion, which was primarily driven by profitability and working capital management as we reduced inventory, demonstrated strong cash collections performance, and benefited from the timing of purchases and payments to vendors. See “Liquidity, Cash Requirements, and Market Conditions” for additional information about our cash flow metrics.

We continue to see opportunities to create value and grow as we respond to long-term demand for our IT solutions driven by a data- and AI-enabled world. We have demonstrated our ability to adjust to changing market conditions with complementary solutions and innovation across both segments of our business, an agile workforce, and the strength of our global supply chain. As we continue to innovate and modernize our offerings, we believe that Dell Technologies is well-positioned for long-term profitable growth.

Net Revenue

During the second quarter and first six months of Fiscal 2025, net revenue increased 9% and 8%, respectively, primarily driven by an increase in ISG net revenue that was partially offset by a decrease in other businesses net revenue and CSG net revenue. See “Business Unit Results” for further information.

•Product Net Revenue — Product net revenue includes revenue from the sale of hardware products and software licenses. During the second quarter and first six months of Fiscal 2025, product net revenue increased 12% and 10%, respectively, due to an increase in ISG product net revenue, partially offset by a decline in CSG and other businesses product net revenue. ISG product net revenue increased due to growth in our servers and networking offerings. CSG product net revenue decreased primarily as a result of a decline in the average selling prices of our CSG offerings. During the second quarter of Fiscal 2025, CSG product net revenue was also impacted by a decline in units sold. Other businesses product net revenue declined as we no longer act as a distributor of standalone VMware offerings.

•Services Net Revenue — Services net revenue includes revenue from our services offerings and support services related to hardware products and software licenses. During the second quarter and first six months of Fiscal 2025, services net revenue increased 1% and 3%, respectively, driven primarily by growth within services net revenue attributable to CSG, partially offset by a decline in other businesses services net revenue. The increase in CSG services net revenue was primarily attributable to third-party software support and maintenance and support and maintenance associated with products sold in prior periods within our commercial offerings. Other businesses services net revenue declined as we no longer act as a distributor of standalone VMware offerings.

A substantial portion of services net revenue is derived from offerings that have been deferred over a period of time, and, as a result, reported growth rates for services net revenue will be different than reported growth rates for product net revenue.

From a geographical perspective, net revenue increased in the Americas and, to a lesser extent, APJ, and decreased in EMEA during both the second quarter and first six months of Fiscal 2025.

Gross Margin

During the second quarter of Fiscal 2025, both gross margin and non-GAAP gross margin decreased 1%, to $5.3 billion and $5.5 billion, respectively. During the first six months of Fiscal 2025, gross margin and non-GAAP gross margin both decreased 3%, to $10.1 billion and $10.4 billion, respectively. The declines in gross margin and non-GAAP gross margin during both the second quarter and first six months of Fiscal 2025 were driven by a decrease in CSG gross margin, partially offset by an increase in ISG gross margin. The decrease in CSG gross margin was primarily attributable to a competitive pricing environment which resulted in a decrease in the average selling prices of our CSG offerings. The increase in ISG gross margin was primarily attributable to growth in our AI-optimized server offerings.

During the second quarter of Fiscal 2025, both gross margin and non-GAAP gross margin percentage decreased 230 basis points, to 21.2% and 21.8%, respectively. During the first six months of Fiscal 2025, gross margin and non-GAAP gross margin percentage decreased 230 basis points to 21.4% and 240 basis points to 22.0%, respectively. The decreases in gross margin percentage and non-GAAP gross margin percentage during both the second quarter and first six months of Fiscal 2025 were driven by a shift in mix towards AI-optimized server offerings and, to a lesser extent, a competitive CSG pricing environment.

•Product Gross Margin — During the second quarter of Fiscal 2025, product gross margin and non-GAAP product gross margin decreased 2% to $2.9 billion and 3% to $3.0 billion, respectively. During the first six months of Fiscal 2025, product gross margin and non-GAAP product gross margin decreased 6% to $5.2 billion and 7% to $5.4 billion, respectively. The decreases during both the second quarter and first six months of Fiscal 2025 were primarily driven by a decline in CSG product gross margin, which was primarily attributable to the decline in the average selling prices of our CSG offerings as a result of a competitive pricing environment. The decline in CSG product gross margin was partially offset by an increase in ISG product gross margin that was primarily attributable to growth in our AI-optimized server offerings.

During the second quarter of Fiscal 2025, product gross margin percentage and non-GAAP product gross margin percentage decreased 210 basis points to 15.2% and 230 basis points to 15.6%, respectively. During the first six months of Fiscal 2025, product gross margin percentage and non-GAAP product gross margin percentage decreased 260 basis points to 14.9% and 270 basis points to 15.4%, respectively. The declines during both the second quarter and first six months of Fiscal 2025 were primarily attributable to a shift in mix towards our AI-optimized server offerings and, to a lesser extent, a competitive CSG pricing environment.

•Services Gross Margin — During the second quarter of Fiscal 2025, services gross margin and non-GAAP services gross margin decreased 1% to $2.4 billion and remained flat at $2.5 billion, respectively. During the first six months of Fiscal 2025, services gross margin and non-GAAP services gross margin increased 1% to $4.9 billion and 2% to $5.0 billion, respectively. During both the second quarter and first six months of Fiscal 2025, services gross margin and non-GAAP services gross margin benefited from an increase in CSG services gross margin driven by hardware and third-party software support and maintenance as well as support and maintenance associated with products sold in prior periods. Services gross margin and non-GAAP gross margin were also impacted by a decline in other businesses services net revenue as we no longer act as a distributor of standalone VMware offerings.

During the second quarter of Fiscal 2025, services gross margin percentage and non-GAAP services gross margin percentage decreased 80 basis points to 40.1% and 40 basis points to 41.3%, respectively. During the first six months of Fiscal 2025, services gross margin percentage decreased 50 basis points to 40.0% and non-GAAP services gross margin percentage remained flat at 41.2%. During both the second quarter and first six months of Fiscal 2025, services gross margin percentage and non-GAAP services gross margin percentage were impacted by a decrease in CSG services gross margin percentage and, to a lesser extent, ISG services gross margin percentage.

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

The terms and conditions of our vendor rebate programs are largely based on product volumes and are generally negotiated either at the beginning of the annual or quarterly period, depending on the program. The timing and amount of vendor rebates and other discounts we receive under the programs may vary from period to period, reflecting changes in the competitive environment. We monitor our component costs and seek to address the effects of any changes to terms that might arise under our vendor rebate programs. Our gross margins for the second quarter and first six months of Fiscal 2025 were not materially affected by any changes to the terms of our vendor rebate programs, as the amounts we received under these programs were generally stable relative to our total net cost. We are not aware of any significant changes to our vendor rebate programs that will materially impact our results in the near term.

Operating Expenses

The following table presents information regarding our operating expenses for the periods indicated:

	Three Months Ended					Six Months Ended
	August 2, 2024			August 4, 2023		August 2, 2024			August 4, 2023
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue

	(in millions, except percentages)
Operating expenses:
Selling, general, and administrative	$3,189	12.7%	(9)%	$3,517	15.3%	$6,312	13.3%	(7)%	$6,778	15.4%
Research and development	780	3.1%	11%	705	3.1%	1,543	3.3%	11%	1,393	3.2%
Total operating expenses	$3,969	15.8%	(6)%	$4,222	18.4%	$7,855	16.6%	(4)%	$8,171	18.6%

	Three Months Ended					Six Months Ended
	August 2, 2024			August 4, 2023		August 2, 2024			August 4, 2023
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue

	(in millions, except percentages)
Non-GAAP operating expenses	$3,430	13.7%	(4)%	$3,559	15.5%	$6,903	14.6%	(3)%	$7,125	16.2%

During the second quarter and first six months of Fiscal 2025, total operating expenses decreased 6% and 4%, respectively, due to a decline in selling, general, and administrative expenses.

•Selling, General, and Administrative — During the second quarter and first six months of Fiscal 2025, selling, general, and administrative expenses decreased 9% and 7%, respectively, driven by a decrease in employee compensation and benefits expense, principally due to a decline in overall headcount.

•Research and Development — Research and development (“R&D”) expenses are primarily composed of personnel-related expenses incurred in connection with product development. R&D expenses increased 11% during both the second quarter and first six months of Fiscal 2025, principally due to an increase in R&D-related employee compensation and benefits expense.

As a percentage of net revenue, R&D expenses for both the second quarter of Fiscal 2025 and Fiscal 2024 were 3.1% and for the first six months of Fiscal 2025 and Fiscal 2024 were 3.3% and 3.2%, respectively. During the first six months of Fiscal 2025, the increase in R&D expenses as a percentage of net revenue was attributable to continued support of R&D initiatives.

During the second quarter and first six months of Fiscal 2025, non-GAAP operating expenses decreased 4% and 3%, respectively, driven by a decline in employee compensation and benefits expense, primarily resulting from a decline in overall headcount. The decline in employee compensation and benefits expense was partially offset by continued support of R&D initiatives.

We continue to make strategic investments designed to enable growth and innovation, while balancing our efforts to drive cost efficiencies in the business. We also expect to continue making investments in support of our own digital transformation which aims to streamline and optimize our business processes.

Operating Income

During the second quarter of Fiscal 2025, operating income and non-GAAP operating income increased by 15% to $1.3 billion and 3% to $2.0 billion, respectively. During the first six months of Fiscal 2025, operating income and non-GAAP operating income increased by 1% to $2.3 billion and decreased by 2% to $3.5 billion, respectively. During both the second quarter and first six months of Fiscal 2025, operating income and non-GAAP operating income were impacted by an increase in ISG operating income driven by our servers and networking offerings and a decrease in CSG operating income primarily driven by our commercial offerings.

During the second quarter of Fiscal 2025, operating income and non-GAAP operating income as a percentage of net revenue increased 30 basis points to 5.4% and decreased 50 basis points to 8.1%, respectively. During the first six months of Fiscal 2025, operating income and non-GAAP operating income as a percentage of net revenue decreased 30 basis points to 4.8% and 80 basis points to 7.4%, respectively. Operating income and non-GAAP operating income as a percentage of net revenue during both the second quarter and first six months of Fiscal 2025 were impacted by a decline in gross margin as a percentage of net revenue as a result of a shift in mix towards AI-optimized server offerings and, to a lesser extent, a competitive CSG pricing environment. The decline in gross margin as a percentage of net revenue was offset by the favorable impact of a decrease in operating expense rate that was driven by strong ISG net revenue growth coupled with continued disciplined cost management.

Interest and Other, Net

The following table presents information regarding interest and other, net for the periods indicated:

	Three Months Ended		Six Months Ended
	August 2, 2024	August 4, 2023	August 2, 2024	August 4, 2023

	(in millions)
Interest and other, net:
Investment income, primarily interest	$38	$66	$92	$125
Gain (loss) on investments, net	5	(29)	(25)	(44)
Interest expense	(387)	(352)	(730)	(757)
Foreign exchange	(13)	(65)	(51)	(97)
Other	4	(71)	(12)	(42)
Total interest and other, net	$(353)	$(451)	$(726)	$(815)

During the second quarter of Fiscal 2025, the change in interest and other, net was favorable, primarily as a result of the favorable impact in the Other category coupled with reduced foreign exchange impacts. During the first six months of Fiscal 2025, the change in interest and other, net was favorable, primarily due to reduced foreign exchange impacts and a reduction in interest expense.

Income and Other Taxes

The following table presents information regarding our income and other taxes for the periods indicated:

	Three Months Ended		Six Months Ended
	August 2, 2024	August 4, 2023	August 2, 2024	August 4, 2023

	(in millions, except percentages)
Income before income taxes	$989	$714	$1,536	$1,419
Income tax expense (benefit)	$148	$259	$(260)	$386
Effective income tax rate	15.0%	36.3%	(16.9)%	27.2%

For the second quarter of Fiscal 2025 and Fiscal 2024, our effective income tax rate was 15.0% and 36.3%, respectively. For the first six months of Fiscal 2025 and Fiscal 2024, our effective income tax rate was (16.9)% and 27.2%, respectively. The changes in our effective income tax rate were primarily driven by discrete tax items. For the first six months of Fiscal 2025, we recorded discrete tax benefits of $0.4 billion related to changes in uncertain tax benefits resulting from the expiration of certain statutes of limitations and $0.2 billion related to stock-based compensation.

Our effective income tax rate can fluctuate depending on the geographic distribution of our worldwide earnings, as our foreign earnings are generally taxed at lower rates than in the United States. The differences between our effective income tax rates and the U.S. federal statutory rate of 21% principally result from the geographical distribution of income, differences between the book and tax treatment of certain items, and discrete tax items. In certain jurisdictions, our tax rate is significantly less than the applicable statutory rate as a result of tax holidays. The majority of our foreign income subject to these tax holidays is attributable to Singapore and China. A significant portion of these income tax benefits relates to a tax holiday that will be effective until January 31, 2029. Most of our other tax holidays will expire in whole or in part during Fiscal 2030 and Fiscal 2031. Many of these tax holidays and reduced tax rates may be extended when certain conditions are met or may be terminated early if certain conditions are not met or as a result of changes in tax legislation. As of August 2, 2024, we were not aware of any matters of non-compliance or enacted tax legislative changes affecting these tax holidays.

Many countries have enacted or are in the process of enacting laws based on the Pillar Two proposal relating to a global minimum tax issued by the Organisation for Economic Co-operation and Development (“OECD”). While we expect our effective income tax rate and cash income tax payments could increase in future years as a result of the global minimum tax, we do not expect the tax will have a material impact to our Fiscal 2025 consolidated results of operations. Our assessment could be affected by legislative guidance and future enactment of additional provisions within the Pillar Two framework, particularly in countries in which we have tax holidays and incentives.

For further discussion regarding tax matters, including the status of income tax audits, see Note 11 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Net Income

During the second quarter of Fiscal 2025, net income and non-GAAP net income increased 85% to $0.8 billion and 7% to $1.4 billion, respectively, due to an increase in operating income and, to a lesser extent, the favorable impact of a decline in income tax expense.

During the first six months of Fiscal 2025, net income and non-GAAP net income increased 74% to $1.8 billion and 2% to $2.3 billion, respectively. Net income increased primarily due to the impact of an income tax benefit. Non-GAAP net income increased primarily due to the impact of a decline in income tax expense.

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

Infrastructure Solutions Group

The following table presents net revenue and operating income attributable to ISG for the periods indicated:

	Three Months Ended			Six Months Ended
	August 2, 2024	% Change	August 4, 2023	August 2, 2024	% Change	August 4, 2023

	(in millions, except percentages)
Net revenue:
Servers and networking	$7,672	80%	$4,274	$13,138	62%	$8,111
Storage	3,974	(5)%	4,187	7,735	(3)%	7,943
Total ISG net revenue	$11,646	38%	$8,461	$20,873	30%	$16,054

Operating income:
ISG operating income	$1,284	22%	$1,049	$2,020	13%	$1,789
% of segment net revenue	11.0%		12.4%	9.7%		11.1%

Net Revenue — During the second quarter and first six months of Fiscal 2025, ISG net revenue increased 38% and 30%, respectively, driven by strength in our servers and networking offerings.

Revenue from sales of servers and networking increased 80% and 62%, respectively during the second quarter and first six months of Fiscal 2025. The increase in servers and networking revenue was driven by growth in our AI-optimized server offerings and, to a lesser extent, our traditional server and networking offerings.

Storage revenue decreased 5% and 3%, respectively, during the second quarter and first six months of Fiscal 2025, primarily due to a decline in net revenue of our converged and hyper-converged infrastructure offerings.

From a geographical perspective, net revenue attributable to ISG increased in the Americas and, to a lesser extent, in APJ and EMEA during the second quarter and first six months of Fiscal 2025.

Operating Income — During both the second quarter and first six months of Fiscal 2025, ISG operating income as a percentage of net revenue decreased 140 basis points to 11.0% and 9.7%, respectively, principally due to a decrease in gross margin rate as a percentage of net revenue. Gross margin rate decreased primarily as the result of a shift in mix towards AI-optimized server offerings, partially offset by a decline in input costs. The decrease in gross margin as a percentage of net revenue was partially offset by a decrease in operating expense as a percentage of net revenue primarily due to strong ISG net revenue growth coupled with continued disciplined cost management.

Client Solutions Group

The following table presents net revenue and operating income attributable to CSG for the periods indicated:

	Three Months Ended			Six Months Ended
	August 2, 2024	% Change	August 4, 2023	August 2, 2024	% Change	August 4, 2023

	(in millions, except percentages)
Net revenue:
Commercial	$10,556	—%	$10,554	$20,710	1%	$20,416
Consumer	1,858	(22)%	2,388	3,671	(19)%	4,509
Total CSG net revenue	$12,414	(4)%	$12,942	$24,381	(2)%	$24,925

Operating income:
CSG operating income	$767	(21)%	$969	$1,499	(19)%	$1,861
% of segment net revenue	6.2%		7.5%	6.1%		7.5%

Net Revenue — During the second quarter of Fiscal 2025, CSG net revenue decreased 4% primarily due to a decrease in units sold. During the first six months of Fiscal 2025, CSG net revenue decreased 2% as the result of a decrease in the average selling prices of our offerings due to a competitive pricing environment.

Commercial net revenue remained flat and increased 1%, respectively, during the second quarter and first six months of Fiscal 2025. During both the second quarter and first six months of Fiscal 2025, commercial net revenue was impacted by an increase in units sold and a decrease in the average selling prices of our commercial offerings.

Consumer net revenue decreased 22% and 19%, respectively, during the second quarter and first six months of Fiscal 2025, principally due to a decline in units sold and, to a lesser extent, a decline in the average selling price of our consumer offerings.

From a geographical perspective, net revenue attributable to CSG decreased across all regions during the second quarter of Fiscal 2025. During the first six months of Fiscal 2025, net revenue attributable to CSG increased in EMEA and decreased in the Americas and APJ.

Operating Income — During the second quarter and first six months of Fiscal 2025, CSG operating income as a percentage of net revenue decreased 130 basis points to 6.2% and 140 basis points to 6.1%, respectively, primarily due to a decline in gross margin rate, partially offset by a decrease in operating expenses as a percentage of net revenue. The decline in gross margin rate was primarily due to a decrease in the average selling prices of our offerings as a result of a competitive pricing environment. The decline in operating expenses as a percentage of net revenue was due to continued disciplined cost management.

OTHER BALANCE SHEET ITEMS

Accounts Receivable

We sell products and services directly to customers and through a variety of sales channels, including retail distribution. Our accounts receivable, net, was $11.4 billion and $9.3 billion as of August 2, 2024 and February 2, 2024, respectively. The increase in accounts receivable, net, was driven primarily by an increase in revenue. We maintain an allowance for expected credit losses to cover receivables that may be deemed uncollectible. The allowance for expected credit losses is an estimate based on an analysis of historical loss experience, current receivables aging, and management’s assessment of current conditions and its reasonable and supportable expectation of future conditions, as well as specific identifiable customer accounts that are deemed at risk. As of August 2, 2024 and February 2, 2024, the allowance for expected credit losses was $78 million and $71 million, respectively. Based on our assessment, we believe that we are adequately reserved for expected credit losses.

Dell Financial Services and Financing Receivables

We offer or arrange various financing options and services for our customers globally, including through captive financing operations. DFS originates, collects, and services customer receivables primarily related to the purchase of our product, software, and service solutions. We further strengthen customer relationships through flexible consumption models, including utility, subscription, and as-a-Service models, which enable our customers the option to pay over time to provide them with financial and operational flexibility. New financing originations were $2.4 billion for both the second quarter of Fiscal 2025 and Fiscal 2024, and $4.3 billion and $4.2 billion for first six months of Fiscal 2025 and Fiscal 2024, respectively.

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

As of August 2, 2024 and February 2, 2024, our financing receivables, net were $11.1 billion and $10.5 billion, respectively. We maintain an allowance to cover expected financing receivables credit losses and evaluate credit loss expectations based on our total portfolio. The principal charge-off rate for our financing receivables portfolio was 0.7% and 0.6% for the second quarter of Fiscal 2025 and Fiscal 2024, respectively, and 0.5% and 0.6% for the first six months of Fiscal 2025 and Fiscal 2024, respectively. The credit quality of our financing receivables remains strong due to the mix of high-quality commercial accounts in our portfolio. We continue to monitor broader economic indicators and their potential impact on future credit loss performance. We have an extensive process to manage our exposure to customer credit risk, including active management of credit lines and our collection activities. We also sell selected fixed-term financing receivables without recourse to unrelated third parties on a periodic basis, primarily to manage certain concentrations of customer credit exposure. Based on our assessment of the customer financing receivables, we believe that we are adequately reserved.

We retain a residual interest in equipment leased under our lease programs. As of August 2, 2024 and February 2, 2024, the residual interest recorded as part of financing receivables was $166 million and $157 million, respectively. The amount of the residual interest is established at the inception of the lease based upon estimates of the value of the equipment at the end of the lease term using historical studies, industry data, and future value-at-risk demand valuation methods. On a quarterly basis, we assess the carrying amount of our recorded residual values for expected losses. Generally, expected losses as a result of residual value risk on equipment under lease are not considered to be significant primarily because of the existence of a secondary market with respect to the equipment. Further, the lease agreement defines applicable return conditions and remedies for non-compliance to ensure that the leased equipment will be in good operating condition upon return. No expected losses were recorded related to residual assets during the second quarter and first six months of Fiscal 2025 and Fiscal 2024.

As of both August 2, 2024 and February 2, 2024, equipment under operating leases, net was $2.2 billion. We assess the carrying amount of the equipment under operating leases for impairment whenever events or circumstances may indicate that an impairment has occurred. No material impairment losses were recorded related to such equipment during the second quarter and first six months of Fiscal 2025 and Fiscal 2024.

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

The following table presents our cash and cash equivalents as well as our available borrowings as of the dates indicated:

	August 2, 2024	February 2, 2024

	(in millions)
Cash and cash equivalents, and available borrowings:
Cash and cash equivalents	$4,550	$7,366
Remaining available borrowings under the revolving credit facility	5,999	5,999
Total cash and cash equivalents, and available borrowings	$10,549	$13,365

During the first six months of Fiscal 2025, cash and cash equivalents decreased by $2.8 billion primarily due to the return of capital to our stockholders, net repayment of Senior Notes and DFS debt, capital expenditures, and payments to settle employee tax withholdings on stock-based compensation, the effect of which was partially offset by cash flows from operations.

As of August 2, 2024, our revolving credit facility had a maximum capacity of $6.0 billion. Available borrowings under this facility are reduced by draws on the facility and outstanding letters of credit. As of August 2, 2024, there were no borrowings outstanding under the facility and remaining available borrowings totaled approximately $6.0 billion. The revolving credit facility also acts as a backstop to provide liquidity support for our commercial paper program.

We maintain a commercial paper program under which we may issue unsecured notes in a maximum aggregate face amount of $5.0 billion outstanding at any time, with maturities up to 397 days from the date of issue. As of August 2, 2024, we had no outstanding issuances under the program.

We may regularly use our available borrowings from the revolving credit facility and issuances under the commercial paper program, generally on a short-term basis, for general corporate purposes. See the following discussion for additional information about our debt.

Debt

The following table presents our outstanding debt as of the dates indicated:

	August 2, 2024	Change	February 2, 2024

	(in millions)
Core debt
Senior Notes	$14,580	$(1,027)	$15,607
Legacy Notes	952	—	952
DFS allocated debt	(2,492)	(852)	(1,640)
Total core debt	13,040	(1,879)	14,919
DFS related debt
DFS debt	9,133	(359)	9,492
DFS allocated debt	2,492	852	1,640
Total DFS related debt	11,625	493	11,132
Other	79	(92)	171
Total debt, principal amount	24,744	(1,478)	26,222
Carrying value adjustments	(222)	6	(228)
Total debt, carrying value	$24,522	$(1,472)	$25,994

The outstanding principal amount of our debt decreased $1.5 billion to $24.7 billion as of August 2, 2024, driven primarily by net repayments of our Senior Notes and DFS debt.

We define core debt as the total principal amount of our debt, less DFS related debt and other debt. Our core debt was $13.0 billion and $14.9 billion as of August 2, 2024 and February 2, 2024, respectively. See Note 6 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information about our debt.

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

Cash Flows

The following table presents a summary of our Condensed Consolidated Statements of Cash Flows for the periods indicated:

	Six Months Ended
	August 2, 2024	August 4, 2023

	(in millions)
Net change in cash from:
Operating activities	$2,383	$4,991
Investing activities	(1,013)	(1,289)
Financing activities	(4,109)	(3,829)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(97)	(117)
Change in cash, cash equivalents, and restricted cash	$(2,836)	$(244)

Operating Activities — Cash provided by operating activities was $2.4 billion during the first six months of Fiscal 2025, and was driven by profitability, partially offset by working capital dynamics primarily due to growth in our AI-optimized server offerings. During the first six months of Fiscal 2024, cash provided by operating activities was $5.0 billion, which was primarily driven by profitability and working capital management as we reduced inventory, demonstrated strong cash collections performance, and benefited from the timing of purchases and payments to vendors. Cash provided by operating activities also reflected the impact of the $0.9 billion net payment to settle the Class V transaction litigation.

Investing Activities — Investing activities primarily consist of cash used to fund capital expenditures for property, plant, and equipment inclusive of equipment under DFS operating leases and equipment used to support our as-a-Service offerings, which we refer to collectively as assets in a customer contract. Additional activities may include capitalized software development costs, acquisitions and divestitures, and the maturities, sales, and purchases of investments. Cash used in investing activities was $1.0 billion and $1.3 billion during the first six months of Fiscal 2025 and Fiscal 2024, respectively, and was primarily applied to capital expenditures.

Financing Activities — Financing activities primarily consist of the proceeds and repayments of debt and return of capital to our stockholders. Cash used in financing activities was $4.1 billion during the first six months of Fiscal 2025 and primarily consisted of repurchases of common stock, inclusive of payments to settle employee tax withholdings on stock-based compensation, net repayments of our Senior Notes and DFS debt, and the payment of quarterly dividends. During the first six months of Fiscal 2024, cash used in financing activities was $3.8 billion and primarily consisted of principal repayments of our Senior Notes, repurchases of common stock, inclusive of payments to settle employee tax withholdings on stock-based compensation, and the payment of quarterly dividends.

DFS Cash Flow Impacts — DFS offerings are initially funded through cash on hand at the time of origination, most of which is subsequently replaced with asset-backed financing. For DFS offerings that qualify as sales-type leases, the initial funding of financing receivables is reflected as an impact to cash flows from operations and is largely subsequently offset by cash proceeds from financing. For operating leases, the initial funding is classified as a capital expenditure and reflected as cash flows used in investing activities. DFS new financing originations were $4.3 billion and $4.2 billion during the first six months of Fiscal 2025 and Fiscal 2024, respectively. As of August 2, 2024, we had $11.1 billion of total net financing receivables and $2.2 billion of equipment under operating leases, net.

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

Capital Commitments and Other Cash Requirements

Capital Expenditures — We spent $1.3 billion during both the first six months of Fiscal 2025 and Fiscal 2024, respectively, on property, plant, and equipment and capitalized software development costs. Of total expenditures incurred, funding of assets in a customer contract totaled $0.7 billion and $0.5 billion during the first six months of Fiscal 2025 and Fiscal 2024, respectively. Product demand, product mix, the use of contract manufacturers, and ongoing investments in operating and information technology infrastructure influence the level and prioritization of our capital expenditures.

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

During the first six months of Fiscal 2025, we repurchased approximately 12 million shares of Class C Common Stock for a total purchase price of approximately $1.4 billion. During the first six months of Fiscal 2024, we repurchased approximately 11 million shares of Class C Common Stock for a total purchase price of approximately $0.5 billion.

Dividend Payments — On February 29, 2024, we announced that the Board of Directors approved a 20% increase in the dividend rate to $0.445 per share per fiscal quarter beginning in the first quarter of Fiscal 2025. During the first six months of Fiscal 2025 and Fiscal 2024, the Company paid $0.7 billion and $0.5 billion in dividends and dividend equivalents at a rate of $0.445 and $0.37 per share per fiscal quarter, respectively.

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

As of August 2, 2024, the Company had purchase obligations of $7.2 billion, of which $6.0 billion was payable within 12 months.

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

The following table presents summarized results of operations information for the Obligor Group for the period indicated:

Six Months Ended
August 2, 2024
(in millions)
Net revenue (a)	$3,906
Gross margin (b)	1,883
Operating income (c)	48
Interest and other, net (d)	(2,085)
Loss before income taxes	$(2,037)
Net loss attributable to Obligor Group	$(1,447)
____________________
(a)    Includes net revenue from Non-Obligor Subsidiaries of $37 million.
(b)    Includes cost of net revenue from the resale of solutions purchased from Non-Obligor Subsidiaries of $522 million.
(c)    Includes operating expenses from shared services provided by Non-Guarantor Subsidiaries of $246 million.
(d)    Includes interest expense on intercompany loan payables of $1,585 million.

The following table presents summarized balance sheet information for the Obligor Group as of the dates indicated:

	August 2, 2024	February 2, 2024

	(in millions)
ASSETS
Current assets	$2,880	$2,631
Intercompany receivables	—	281
Short-term intercompany loan receivables	188	92
Total current assets	3,068	3,004
Goodwill and intangible assets	14,260	14,447
Other non-current assets	3,273	3,437
Total assets	$20,601	$20,888
LIABILITIES
Current liabilities	$4,666	$5,255
Intercompany payable	1,199	—
Total current liabilities	5,865	5,255
Long-term debt	14,335	15,353
Intercompany loan payables	41,637	41,617
Other non-current liabilities	3,252	3,473
Total liabilities	$65,089	$65,698

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

In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 2, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of August 2, 2024.

Changes in Internal Control Over Financial Reporting

We are in the process of an ongoing business transformation initiative to advance our capabilities, leverage new technology, and optimize business processes to change the way we work and make decisions, improve business outcomes, and reduce costs. As part of this initiative, we are modernizing accounting and finance systems. We have modified and will continue to modify the design and implementation of certain internal control processes to accommodate changes to our business processes and finance procedures, as our business transformation initiative continues.

There were no other changes in our internal control over financial reporting during the fiscal quarter ended August 2, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities

The following table presents information with respect to our purchases of Class C Common Stock during the second quarter of Fiscal 2025:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

	(in millions, except per share amounts)
Repurchases from May 4, 2024 to May 31, 2024	0.5	$132.84	0.5	$3,624
Repurchases from June 1, 2024 to June 28, 2024	1.9	$137.35	1.9	$3,358
Repurchases from June 29, 2024 to August 2, 2024	3.1	$125.00	3.1	$2,973
Total	5.5		5.5

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

ITEM 5 — OTHER INFORMATION

Trading Arrangements

On June 4, 2024, Yvonne McGill, our Chief Financial Officer, adopted a written plan for the sale of up to 32,000 shares of the Company’s Class C Common Stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan will expire on May 30, 2025, or on any earlier date on which all of the shares have been sold.

On July 15, 2024, Lynn Vojvodich Radakovich, one of our Company directors, adopted a written plan for the sale of up to 17,400 shares of the Company’s Class C Common Stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan will expire on October 15, 2025, or on any earlier date on which all of the shares have been sold.

Iran Threat Reduction and Syria Human Rights Act of 2012

Pursuant to Section 13(r) of the Exchange Act, we are required to disclose in our annual or quarterly reports whether we or any of our affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with individuals or entities subject to sanctions under U.S. law. In June 2024, a German subsidiary of Dell Technologies processed a sales order for six standard laptops and docking stations for Ascotec Holding GmbH (“Ascotec”), a German company located in Dusseldorf, Germany that is designated as a Specially Designated National under the Iranian Transactions and Sanctions Regulations. The shipment was stopped by the forwarder prior to its delivery to Ascotec, and none of the laptops or docking stations were actually delivered to Ascotec. Dell Technologies was not paid for this order, so this activity contributed no gross revenue or net profit to the Company.

Dell Technologies submitted an initial notification of voluntary disclosure regarding this matter to the Treasury Department’s Office of Foreign Assets Control (“OFAC”) on June 13, 2024 and is cooperating with OFAC in its review of this matter. Dell Technologies does not intend to engage in future activity involving Ascotec.

ITEM 6 — EXHIBITS

Exhibit Number	Description
4.1†
Consent to the Extension of Registration Rights Under the Second Amended and Restated Registration Rights Agreement, dated June 24, 2024, among Dell Technologies Inc. and SL SPV-2 L.P., Silver Lake Partners IV, L.P., Silver Lake Technology Investors IV, L.P., Silver Lake Partners V DE (AIV), L.P., Silver Lake Technology Investors V, L.P.

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

Date: September 10, 2024