Form 10-Q
period 2024-11-01
Dell Technologies Inc.
filed 2024-12-10
CIK 1571996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	November 1, 2024
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of December 3, 2024, there were 700,459,151 shares of the registrant’s common stock outstanding, consisting of 357,337,184 outstanding shares of Class C Common Stock, 276,762,341 outstanding shares of Class A Common Stock, and 66,359,626 outstanding shares of Class B Common Stock.

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

DELL TECHNOLOGIES INC.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in millions; unaudited)

	November 1, 2024	February 2, 2024
ASSETS
Current assets:
Cash and cash equivalents	$5,225	$7,366
Accounts receivable, net of allowance of $62 and $71	11,189	9,343
Short-term financing receivables, net of allowance of $74 and $79 (Note 4)	5,001	4,643
Inventories	6,652	3,622
Other current assets	9,306	10,973
Current assets held for sale	662	—
Total current assets	38,035	35,947
Property, plant, and equipment, net	6,327	6,432
Long-term investments	1,312	1,316
Long-term financing receivables, net of allowance of $70 and $91 (Note 4)	5,849	5,877
Goodwill	19,243	19,700
Intangible assets, net	5,147	5,701
Other non-current assets	6,038	7,116
Total assets	$81,951	$82,089
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$5,612	$6,982
Accounts payable	23,400	19,389
Accrued and other	6,490	6,805
Short-term deferred revenue	13,787	15,318
Current liabilities held for sale	211	—
Total current liabilities	49,500	48,494
Long-term debt	19,410	19,012
Long-term deferred revenue	12,424	13,827
Other non-current liabilities	2,807	3,065
Total liabilities	$84,141	$84,398
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit):
Common stock and capital in excess of $0.01 par value (Note 13)	$8,951	$8,926
Treasury stock at cost	(7,747)	(5,900)
Accumulated deficit	(2,669)	(4,630)
Accumulated other comprehensive loss	(820)	(800)
Total Dell Technologies Inc. stockholders’ equity (deficit)	(2,285)	(2,404)
Non-controlling interests	95	95
Total stockholders’ equity (deficit)	(2,190)	(2,309)
Total liabilities and stockholders’ equity	$81,951	$82,089

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended
	November 1, 2024	November 3, 2023	November 1, 2024	November 3, 2023
Net revenue:
Products	$18,290	$16,233	$53,371	$48,204
Services	6,076	6,018	18,265	17,903
Total net revenue	24,366	22,251	71,636	66,107
Cost of net revenue (a):
Products	15,541	13,546	45,386	39,923
Services	3,518	3,557	10,826	10,631
Total cost of net revenue	19,059	17,103	56,212	50,554
Gross margin	5,307	5,148	15,424	15,553
Operating expenses:
Selling, general, and administrative	2,894	2,970	9,206	9,748
Research and development	745	692	2,288	2,085
Total operating expenses	3,639	3,662	11,494	11,833
Operating income	1,668	1,486	3,930	3,720
Interest and other, net	(276)	(306)	(1,002)	(1,121)
Income before income taxes	1,392	1,180	2,928	2,599
Income tax expense	265	176	5	562
Net income	1,127	1,004	2,923	2,037
Less: Net loss attributable to non-controlling interests	(5)	(2)	(15)	(14)
Net income attributable to Dell Technologies Inc.	$1,132	$1,006	$2,938	$2,051

Earnings per share attributable to Dell Technologies Inc.
Basic	$1.61	$1.39	$4.16	$2.83
Diluted	$1.58	$1.36	$4.07	$2.78

(a) Includes related party cost of net revenue as follows (Note 15):
Products	$—	$379	$—	$970
Services	$—	$884	$—	$2,640

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended		Nine Months Ended
	November 1, 2024	November 3, 2023	November 1, 2024	November 3, 2023
Net income	$1,127	$1,004	$2,923	$2,037

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(1)	(155)	(95)	(130)
Cash flow hedges:
Change in unrealized gains (losses)	(9)	171	58	230
Reclassification adjustment for net (gains) losses included in net income	54	(84)	17	75
Net change in cash flow hedges	45	87	75	305
Pension and other postretirement plans:
Recognition of actuarial net gains from pension and other postretirement plans	—	2	1	3
Reclassification adjustments for net gains from pension and other postretirement plans	—	—	(1)	—
Net change in actuarial net gains from pension and other postretirement plans	—	2	—	3

Total other comprehensive income (loss), net of tax expense of $3 and $6, respectively, and $10 and $18, respectively	44	(66)	(20)	178
Comprehensive income, net of tax	1,171	938	2,903	2,215
Less: Net loss attributable to non-controlling interests	(5)	(2)	(15)	(14)
Comprehensive income attributable to Dell Technologies Inc.	$1,176	$940	$2,918	$2,229

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Nine Months Ended
	November 1, 2024	November 3, 2023
Cash flows from operating activities:
Net income	$2,923	$2,037
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,349	2,462
Stock-based compensation expense	599	675
Deferred income taxes	(422)	(244)
Other, net	621	521
Changes in assets and liabilities:
Accounts receivable	(2,031)	2,517
Financing receivables	(419)	445
Inventories	(3,322)	1,203
Other assets and liabilities	2,147	(2,096)
Due from/to related party, net	—	(574)
Accounts payable	4,089	1,012
Deferred revenue	(2,598)	(815)
Change in cash from operating activities	3,936	7,143
Cash flows from investing activities:
Purchases of investments	(83)	(143)
Maturities and sales of investments	337	150
Capital expenditures and capitalized software development costs	(1,917)	(2,029)
Acquisition of businesses and assets, net	—	(127)
Other	126	35
Change in cash from investing activities	(1,537)	(2,114)
Cash flows from financing activities:
Proceeds from the issuance of common stock	1	8
Repurchases of common stock	(1,854)	(1,202)
Repurchases of common stock for employee tax withholdings	(560)	(354)
Payments of dividends and dividend equivalents	(964)	(811)
Proceeds from debt	8,613	6,904
Repayments of debt	(9,594)	(9,766)
Debt-related costs and other, net	(66)	(54)
Change in cash from financing activities	(4,424)	(5,275)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(78)	(200)
Change in cash, cash equivalents, and restricted cash	(2,103)	(446)
Cash, cash equivalents, and restricted cash at beginning of the period	7,507	8,894
Cash, cash equivalents, and restricted cash at end of the period	$5,404	$8,448
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in millions, except per share amounts; continued on next page; unaudited)

	Common Stock and Capital in Excess of Par Value		Treasury Stock
Three Months Ended November 1, 2024	Issued Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Dell Technologies Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Stockholders’ Equity (Deficit)
Balances as of August 2, 2024	833	$8,782	128	$(7,334)	$(3,478)	$(864)	$(2,894)	$97	$(2,797)
Net income (loss)	—	—	—	—	1,132	—	1,132	(5)	1,127
Dividends and dividend equivalents declared ($0.445 per common share)	—	—	—	—	(323)	—	(323)	—	(323)
Foreign currency translation adjustments	—	—	—	—	—	(1)	(1)	—	(1)
Cash flow hedges, net change	—	—	—	—	—	45	45	—	45
Pension and other post-retirement	—	—	—	—	—	—	—	—	—
Issuance of common stock, net of shares repurchased for employee tax withholding	1	(26)	—	—	—	—	(26)	—	(26)
Stock-based compensation expense	—	187	—	—	—	—	187	11	198
Treasury stock repurchases	—	—	4	(413)	—	—	(413)	—	(413)
Impact from equity transactions of non-controlling interests	—	8	—	—	—	—	8	(8)	—
Balances as of November 1, 2024	834	$8,951	132	$(7,747)	$(2,669)	$(820)	$(2,285)	$95	$(2,190)

	Common Stock and Capital in Excess of Par Value		Treasury Stock
Nine Months Ended November 1, 2024	Issued Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Dell Technologies Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Stockholders’ Equity (Deficit)
Balances as of February 2, 2024	821	$8,926	116	$(5,900)	$(4,630)	$(800)	$(2,404)	$95	$(2,309)
Net income (loss)	—	—	—	—	2,938	—	2,938	(15)	2,923
Dividends and dividend equivalents declared ($1.335 per common share)	—	—	—	—	(977)	—	(977)	—	(977)
Foreign currency translation adjustments	—	—	—	—	—	(95)	(95)	—	(95)
Cash flow hedges, net change	—	—	—	—	—	75	75	—	75
Pension and other post-retirement	—	—	—	—	—	—	—	—	—
Issuance of common stock, net of shares repurchased for employee tax withholding	13	(552)	—	—	—	—	(552)	—	(552)
Stock-based compensation expense	—	571	—	—	—	—	571	28	599
Treasury stock repurchases	—	—	16	(1,847)	—	—	(1,847)	—	(1,847)
Impact from equity transactions of non-controlling interests	—	6	—	—	—	—	6	(13)	(7)
Balances as of November 1, 2024	834	$8,951	132	$(7,747)	$(2,669)	$(820)	$(2,285)	$95	$(2,190)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(continued; in millions, except per share amounts; unaudited)

	Common Stock and Capital in Excess of Par Value		Treasury Stock
Three Months Ended November 3, 2023	Issued Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Dell Technologies Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Stockholders’ Equity (Deficit)
Balances as of August 4, 2023	817	$8,554	93	$(4,320)	$(6,249)	$(757)	$(2,772)	$95	$(2,677)
Net income (loss)	—	—	—	—	1,006	—	1,006	(2)	1,004
Dividends and dividend equivalents declared ($0.37 per common share)	—	—	—	—	(276)	—	(276)	—	(276)
Foreign currency translation adjustments	—	—	—	—	—	(155)	(155)	—	(155)
Cash flow hedges, net change	—	—	—	—	—	87	87	—	87
Pension and other post-retirement	—	—	—	—	—	2	2	—	2
Issuance of common stock, net of shares repurchased for employee tax withholding	2	(36)	—	—	—	—	(36)	—	(36)
Stock-based compensation expense	—	217	—	—	—	—	217	10	227
Treasury stock repurchases	—	—	11	(744)	—	—	(744)	—	(744)
Impact from equity transactions of non-controlling interests	—	7	—	—	—	—	7	(9)	(2)
Balances as of November 3, 2023	819	$8,742	104	$(5,064)	$(5,519)	$(823)	$(2,664)	$94	$(2,570)

	Common Stock and Capital in Excess of Par Value		Treasury Stock
Nine Months Ended November 3, 2023	Issued Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Dell Technologies Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Stockholders’ Equity (Deficit)
Balances as of February 3, 2023	798	$8,424	82	$(3,813)	$(6,732)	$(1,001)	$(3,122)	$97	$(3,025)
Net income (loss)	—	—	—	—	2,051	—	2,051	(14)	2,037
Dividends and dividend equivalents declared ($1.11 per common share)	—	—	—	—	(838)	—	(838)	—	(838)
Foreign currency translation adjustments	—	—	—	—	—	(130)	(130)	—	(130)
Cash flow hedges, net change	—	—	—	—	—	305	305	—	305
Pension and other post-retirement	—	—	—	—	—	3	3	—	3
Issuance of common stock, net of shares repurchased for employee tax withholding	21	(339)	—	—	—	—	(339)	—	(339)
Stock-based compensation expense	—	650	—	—	—	—	650	25	675
Treasury stock repurchases	—	—	22	(1,251)	—	—	(1,251)	—	(1,251)
Impact from equity transactions of non-controlling interests	—	7	—	—	—	—	7	(14)	(7)
Balances as of November 3, 2023	819	$8,742	104	$(5,064)	$(5,519)	$(823)	$(2,664)	$94	$(2,570)
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

Basis of Presentation — The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes filed with the U.S. Securities and Exchange Commission (“SEC”) in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2024. These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company as of November 1, 2024 and February 2, 2024 and the results of its operations, corresponding comprehensive income, changes in stockholders’ equity (deficit) for the three and nine months ended November 1, 2024 and November 3, 2023, and its cash flows for the nine months ended November 1, 2024 and November 3, 2023.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and the accompanying Notes. Actual results could differ materially from those estimates. The results of its operations, corresponding comprehensive income, and changes in stockholders’ equity (deficit) for the three and nine months ended November 1, 2024 and November 3, 2023, and its cash flows for the nine months ended November 1, 2024 and November 3, 2023 are not necessarily indicative of the results to be expected for the full fiscal year or for any other fiscal period.

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

Secureworks — As of November 1, 2024 and February 2, 2024, the Company held approximately 78.7% and 81.0%, respectively, of the outstanding equity interest in Secureworks. The portion of the results of operations of Secureworks allocable to its other owners is shown as net loss attributable to non-controlling interests in the Condensed Consolidated Statements of Income, as an adjustment to net income attributable to Dell Technologies stockholders. The non-controlling interests’ share of equity in Secureworks is reflected as non-controlling interests in the Condensed Consolidated Statements of Financial Position and was $95 million as of both November 1, 2024 and February 2, 2024.

On October 21, 2024, Secureworks announced that it has entered into a definitive agreement pursuant to which Sophos Inc., an affiliate of Thoma Bravo, L.P., a private equity and growth capital firm, will acquire Secureworks in an all-cash transaction for approximately $0.9 billion, subject to certain closing adjustments. The transaction is expected to close in early 2025, subject to customary closing conditions.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
In accordance with applicable accounting guidance, the Company concluded that Secureworks’ assets and liabilities have met the criteria to be classified as held-for-sale as of November 1, 2024. The Company reclassified the related assets and liabilities as Current assets held for sale and Current liabilities held for sale, respectively, in the accompanying Condensed Consolidated Statements of Financial Position as of November 1, 2024.

The following table presents the major classes of assets and liabilities as of November 1, 2024 related to Secureworks, which were classified as held for sale as of the date indicated:

November 1, 2024
(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$53
Accounts receivable, net	47
Other current assets	15
Total current assets	115
Goodwill	427
Intangible assets, net	63
Other non-current assets	57
Total assets	$662
LIABILITIES
Current liabilities:
Accrued and other	$58
Short-term deferred revenue	125
Total current liabilities	183
Other non-current liabilities	28
Total liabilities	$211

The sale of Secureworks does not meet the criteria for discontinued operations reporting, and as a result its operating results and cash flows are not separately stated as a discontinued operation in the accompanying Condensed Consolidated Financial Statements. As Secureworks does not meet the requirements for a reportable segment, its operating results are included within Other businesses.

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

Recently Issued Accounting Pronouncements

Expense Disaggregation Disclosures — In November 2024, the Financial Accounting Standards Board (“FASB”) issued guidance to improve disclosures about a public entity’s expenses by requiring disclosure of additional information about the types of expenses commonly presented in the financial statements on an annual and interim basis. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2026, with early adoption permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. Adoption of this new guidance will result in increased disclosures in the Notes to the Consolidated Financial Statements.

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

Segment Reporting — In November 2023, the FASB issued guidance to improve disclosures about a public entity’s reportable segments by requiring disclosure of additional information about a reportable segment’s expenses on an annual and interim basis. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2023, with early adoption permitted. Upon adoption, the guidance is required to be applied retrospectively to all prior periods presented in the financial statements. Adoption of this new guidance will result in increased disclosures in the Notes to the Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 2 — FAIR VALUE MEASUREMENTS

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

	November 1, 2024				February 2, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

	(in millions)
Assets:
Money market funds	$2,011	$—	$—	$2,011	$3,170	$—	$—	$3,170
Marketable equity and other securities	6	—	—	6	10	—	—	10
Derivative instruments	—	124	—	124	—	104	—	104
Total assets	$2,017	$124	$—	$2,141	$3,180	$104	$—	$3,284
Liabilities:
Derivative instruments	$—	$101	$—	$101	$—	$84	$—	$84
Total liabilities	$—	$101	$—	$101	$—	$84	$—	$84

The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value.

Money Market Funds — The Company’s investment in money market funds that are classified as cash equivalents hold underlying investments with a weighted average maturity of 90 days or less and are recognized at fair value. The valuations of these securities are based on quoted prices in active markets for identical assets, when available, or pricing models whereby all significant inputs are observable or can be derived from, or corroborated by, observable market data. The Company reviews security pricing and assesses money market fund liquidity on a quarterly basis. As of November 1, 2024, the Company’s portfolio had no material exposure to money market funds with a fluctuating net asset value.

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

Deferred Compensation Plans — The Company offers deferred compensation plans for eligible employees which allow participants to defer a portion of their compensation. Assets and liabilities associated with the plans are measured at fair value using Level 1 inputs. Assets were the same as liabilities associated with the plans at approximately $243 million and $214 million as of November 1, 2024 and February 2, 2024, respectively, and are included in other assets and other liabilities on the Condensed Consolidated Statements of Financial Position. The net impact on the Condensed Consolidated Statements of Income is not material since changes in the fair value of the assets substantially offset changes in the fair value of the liabilities. As such, assets and liabilities associated with these plans have not been included in the recurring fair value table above.

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

Fixed income debt securities are recorded at amortized cost and approximate fair value. The fair value of fixed income debt securities is determined based on observable market prices in a less active market or based on valuation methodologies using observable inputs. If measured at fair value in the Condensed Consolidated Statements of Financial Position, these securities would generally be classified as Level 2 in the fair value hierarchy. See Note 3 of the Notes to the Condensed Consolidated Financial Statements for additional information about the Company’s fixed income debt securities.

Strategic investments in non-marketable equity and other securities and certain non-financial assets such as goodwill and intangibles are measured at fair value only if they are deemed to be impaired or when there is an adjustment from observable price changes in the current period. If measured at fair value in the Condensed Consolidated Statements of Financial Position, these securities would generally be classified as Level 3 in the fair value hierarchy. See Note 3 and Note 8 of the Notes to the Condensed Consolidated Financial Statements for additional information about the Company’s investments and goodwill and intangible assets, respectively.

Carrying Value and Estimated Fair Value of Outstanding Debt — The following table presents the carrying value and estimated fair value of the Company’s outstanding debt as described in Note 6 of the Notes to the Condensed Consolidated Financial Statements, including the current portion, as of the dates indicated:

	November 1, 2024		February 2, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value

	(in billions)
Senior Notes	$15.0	$15.1	$15.5	$15.8
Legacy Notes	$0.9	$1.0	$0.9	$1.0
DFS Debt	$9.2	$8.9	$9.5	$9.1

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

Total investments were $1.4 billion as of November 1, 2024 and $1.6 billion as of February 2, 2024.

Equity and Other Securities

Equity and other securities include strategic investments in marketable and non-marketable securities. Investments in marketable securities are measured at fair value on a recurring basis. Investments in non-marketable equity and other securities represent early-stage companies without readily determinable fair values. The Company has elected to apply the measurement alternative for non-marketable securities. Under the alternative, the Company measures investments without readily determinable fair values at cost, less impairment, adjusted for observable price changes. The Company makes a separate election to use the alternative for each eligible investment and is required to reassess at each reporting period whether an investment qualifies for the alternative. In evaluating these investments for impairment or observable price changes, the Company uses inputs including pre- and post-money valuations of recent financing events and the impact of those events on its fully diluted ownership percentages, as well as other available information regarding the issuer’s historical and forecasted performance.

Carrying Value of Equity and Other Securities

The following table presents the cost, cumulative unrealized gains, cumulative unrealized losses, and carrying value of the Company's strategic investments in marketable and non-marketable equity and other securities as of the dates indicated:

	November 1, 2024				February 2, 2024
	Cost	Unrealized Gain	Unrealized Loss	Carrying Value	Cost	Unrealized Gain	Unrealized Loss	Carrying Value

	(in millions)
Marketable	$12	$26	$(32)	$6	$12	$24	$(26)	$10
Non-marketable	702	863	(260)	1,305	732	1,015	(454)	1,293
Total equity and other securities	$714	$889	$(292)	$1,311	$744	$1,039	$(480)	$1,303

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Gains and Losses on Equity and Other Securities

The following table presents unrealized gains and losses on marketable and non-marketable equity and other securities for the periods indicated:

	Three Months Ended		Nine Months Ended
	November 1, 2024	November 3, 2023	November 1, 2024	November 3, 2023

	(in millions)
Marketable securities:
Unrealized gain	$3	$—	$3	$1
Unrealized loss	—	—	(6)	(23)
Net unrealized gain (loss)	3	—	(3)	(22)
Non-marketable securities:
Unrealized gain	7	6	7	15
Unrealized loss	—	(3)	(31)	(49)
Net unrealized gain (loss) (a) (b)	7	3	(24)	(34)
Net unrealized gain (loss) on equity and other securities	$10	$3	$(27)	$(56)
____________________
(a)    For the three months ended November 1, 2024 and November 3, 2023, net gains on non-marketable securities are primarily due to upward adjustments for observable price changes. For the three months ended November 3, 2023, these were partially offset by losses due to impairments.
(b)    For the nine months ended November 1, 2024, net unrealized losses on non-marketable securities are primarily attributable to downward adjustments for observable price changes. For the nine months ended November 3, 2023, net unrealized losses on non-marketable securities were primarily attributable to impairments.

Fixed Income Debt Securities

As of November 1, 2024 and February 2, 2024, the Company held fixed income debt securities of $61 million and $301 million, respectively, which it intends to hold to maturity. These investments are recorded at amortized cost and approximate fair value. As of November 1, 2024, the Company held $60 million in fixed income debt securities which will mature within one year and $1 million in fixed income debt securities which will mature within five years.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 4 — FINANCIAL SERVICES

The Company offers or arranges various financing options and alternative payment structures for its customers globally. Alternative payment structures consist of various flexible consumption models, including utility, subscription, and as-a-Service models.

Financing options are offered to the Company’s customers primarily through Dell Financial Services and its affiliates (“DFS”). The Company also arranges financing for some of its customers in various countries where DFS does not currently operate as a captive enterprise. The key activities of DFS include originating, collecting, and servicing customer financing arrangements primarily related to the purchase or use of Dell Technologies products and services. In some cases, DFS also offers financing for the purchase of third-party technology products that complement the Dell Technologies portfolio of products and services. New financing originations were $1.6 billion and $1.8 billion for the three months ended November 1, 2024 and November 3, 2023, respectively, and $5.9 billion and $6.0 billion for the nine months ended November 1, 2024 and November 3, 2023, respectively.

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

Revolving loans — The Company primarily offers revolving loans to small and medium-sized commercial customers. Revolving loans provide qualified customers with a revolving credit line for the purchase of products and services offered by Dell Technologies. Revolving loans in the United States bear interest at a variable annual percentage rate that is tied to the prime rate. Based on historical payment patterns, revolving loan transactions are typically repaid within twelve months on average. Due to the short-term nature of the revolving loan portfolio, the carrying value of the portfolio approximates fair value.

Prior to the sale of the U.S. consumer revolving customer receivables portfolio on October 4, 2023, described in Note 1 of the Notes to the Condensed Consolidated Financial Statements, the Company offered private label credit financing under the Dell Preferred Account (“DPA”) program. The DPA product was primarily offered to individual consumer customers. During the three months ended November 1, 2024, the Company discontinued remaining offerings under the revolving loan portfolio. The Company will support existing customer arrangements as well as transition these customers to fixed-term offerings.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Financing Receivables

The following table presents the components of the Company’s financing receivables segregated by portfolio segment as of the dates indicated:

	November 1, 2024			February 2, 2024
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total

	(in millions)
Financing receivables, net:
Customer receivables, gross (a)	$126	$10,699	$10,825	$173	$10,360	$10,533
Allowances for losses	(7)	(137)	(144)	(9)	(161)	(170)
Customer receivables, net	119	10,562	10,681	164	10,199	10,363
Residual interest	—	169	169	—	157	157
Financing receivables, net	$119	$10,731	$10,850	$164	$10,356	$10,520
Short-term	$119	$4,882	$5,001	$164	$4,479	$4,643
Long-term	$—	$5,849	$5,849	$—	$5,877	$5,877
____________________
(a)    Customer receivables, gross include amounts due from customers under revolving loans, fixed-term loans, fixed-term leases, and accrued interest.

The following tables present the changes in allowance for financing receivable losses for the periods indicated:

	Three Months Ended
	November 1, 2024			November 3, 2023
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total

	(in millions)
Allowance for financing receivable losses:
Balances at beginning of period	$8	$158	$166	$9	$140	$149
Charge-offs, net of recoveries	(3)	(35)	(38)	(4)	(3)	(7)
Provision charged to income statement	2	14	16	4	7	11
Balances at end of period	$7	$137	$144	$9	$144	$153

	Nine Months Ended
	November 1, 2024			November 3, 2023
	Revolving	Fixed-term	Total	Revolving	Fixed-term	Total

	(in millions)
Allowance for financing receivable losses:
Balances at beginning of period	$9	$161	$170	$88	$113	$201
Charge-offs, net of recoveries	(9)	(56)	(65)	(37)	(5)	(42)
Provision charged to income statement	7	32	39	32	36	68
Other (a)	—	—	—	(74)	—	(74)
Balances at end of period	$7	$137	$144	$9	$144	$153
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

Aging

The following table presents the aging of the Company’s customer financing receivables, gross, including accrued interest, segregated by class, as of the dates indicated:

	November 1, 2024				February 2, 2024
	Current	Past Due 1 — 90 Days	Past Due >90 Days	Total	Current	Past Due 1 — 90 Days	Past Due >90 Days	Total

	(in millions)
Revolving	$107	$15	$4	$126	$151	$17	$5	$173
Fixed-term	10,053	488	158	10,699	9,345	889	126	10,360
Total customer receivables, gross	$10,160	$503	$162	$10,825	$9,496	$906	$131	$10,533

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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Credit Quality

The following tables present customer receivables, gross, including accrued interest, by credit quality indicator, segregated by class, as of the dates indicated:

	November 1, 2024
	Fixed-term — Fiscal Year of Origination
	2025	2024	2023	2022	2021	Years Prior	Revolving	Total

	(in millions)
Higher	$1,555	$2,440	$1,560	$515	$158	$14	$25	$6,267
Mid	733	710	432	122	22	5	37	2,061
Lower	1,505	465	314	88	58	3	64	2,497
Total	$3,793	$3,615	$2,306	$725	$238	$22	$126	$10,825

	February 2, 2024
	Fixed-term — Fiscal Year of Origination
	2024	2023	2022	2021	2020	Years Prior	Revolving	Total

	(in millions)
Higher	$3,261	$1,979	$833	$345	$64	$—	$47	$6,529
Mid	1,111	911	290	86	19	—	50	2,467
Lower	703	469	187	80	21	1	76	1,537
Total	$5,075	$3,359	$1,310	$511	$104	$1	$173	$10,533

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

Leases

The following table presents amounts included in the Condensed Consolidated Statements of Income related to sales-type lease activity for the periods indicated:

	Three Months Ended		Nine Months Ended
	November 1, 2024	November 3, 2023	November 1, 2024	November 3, 2023

	(in millions)
Net revenue — products	$401	$227	$1,751	$766
Cost of net revenue — products	333	176	1,488	564
Gross margin — products	$68	$51	$263	$202

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table presents the future maturity of the Company’s fixed-term customer leases and associated financing payments, and reconciles the undiscounted cash flows to the customer receivables, gross recognized on the Condensed Consolidated Statements of Financial Position as of the date indicated:

November 1, 2024

(in millions)
Fiscal 2025 (remaining three months)	$871
Fiscal 2026	3,114
Fiscal 2027	2,085
Fiscal 2028	793
Fiscal 2029 and beyond	454
Total undiscounted cash flows	7,317
Fixed-term loans	4,466
Revolving loans	126
Less: Unearned income	(1,084)
Total customer receivables, gross	$10,825

Operating Leases

The Company’s operating leases primarily consist of DFS captive fixed-term leases and contractually committed embedded leases identified within flexible consumption arrangements.

The following table presents the components of the Company’s operating lease portfolio included in property, plant, and equipment, net as of the dates indicated:

	November 1, 2024	February 2, 2024

	(in millions)
Equipment under operating lease, gross	$4,188	$4,002
Less: Accumulated depreciation	(1,971)	(1,800)
Equipment under operating lease, net	$2,217	$2,202

The following table presents operating lease income related to lease payments and depreciation expense for the Company’s operating lease portfolio for the periods indicated:

	Three Months Ended		Nine Months Ended
	November 1, 2024	November 3, 2023	November 1, 2024	November 3, 2023

	(in millions)
Income related to lease payments	$372	$341	$1,090	$992
Depreciation expense	$247	$234	$732	$703

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table presents the future payments to be received by the Company in operating lease contracts as of the date indicated:

November 1, 2024

(in millions)
Fiscal 2025 (remaining three months)	$347
Fiscal 2026	1,079
Fiscal 2027	665
Fiscal 2028	316
Fiscal 2029 and beyond	121
Total	$2,528

DFS Debt

The Company maintains programs that facilitate the funding of leases, loans, and other alternative payment structures in the capital markets. The majority of DFS debt is non-recourse to Dell Technologies and represents borrowings under securitization programs and structured financing programs for which the Company’s risk of loss is limited to transferred lease and loan payments and associated equipment.

The following table presents DFS debt as of the dates indicated and excludes the allocated portion of the Company’s other borrowings, which represents the additional amount considered to fund the DFS business:

	November 1, 2024	February 2, 2024

DFS debt	(in millions)
DFS U.S. debt:
Asset-based financing facility	$2,753	$2,730
Fixed-term securitization offerings	3,264	3,157
Other	—	28
Total DFS U.S. debt, principal amount	6,017	5,915
DFS international debt:
Securitization facility	723	761
Other borrowings	798	935
Note payable	—	250
Dell Bank senior unsecured eurobonds	1,633	1,631
Total DFS international debt, principal amount	3,154	3,577
Total DFS debt, principal amount	$9,171	$9,492
Total short-term DFS debt	$5,582	$5,863
Total long-term DFS debt	$3,589	$3,629

DFS U.S. Debt

Asset-Based Financing Facility — The Company maintains an asset-based financing facility in the United States, which is a revolving facility for fixed-term leases and loans. This debt is collateralized solely by the U.S. lease and loan payments and associated equipment in the facility. The asset-based financing facility consists of two tranches, with effective dates through July 7, 2025 and July 7, 2026, respectively. As of November 1, 2024, the total debt capacity related to the asset-based financing facility was $5.0 billion. The debt has a variable interest rate, and the duration of the debt is based on the terms of the underlying lease and loan payment streams. The Company enters into interest rate swap agreements to economically convert a portion of this debt from a floating rate to a fixed rate. See Note 7 of the Notes to the Condensed Consolidated Financial Statements for additional information about the Company’s interest rate swaps.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The asset-based financing facility contains standard structural features related to the performance of the funded receivables, which include defined credit losses, delinquencies, average credit scores, and minimum collection requirements. In the event one or more of these criteria are not met and the Company is unable to restructure the facility, no further funding of receivables will be permitted and the timing of the Company’s expected cash flows from over-collateralization will be delayed. As of November 1, 2024, these criteria were met.

Fixed-Term Securitization Offerings — The Company periodically issues asset-backed debt securities under fixed-term securitization programs to private investors. The asset-backed debt securities are collateralized solely by the U.S. fixed-term lease and loan payments and associated equipment, which are held by Special Purpose Entities (“SPEs”), as discussed below. The interest rate on these securities is fixed and ranges from 4.14% to 6.80% per annum as of November 1, 2024, and the duration of these securities is based on the terms of the underlying lease and loan payment streams.

DFS International Debt

Securitization Facility — The Company maintains a securitization facility in Europe for fixed-term leases and loans. The debt under this facility has a variable interest rate, and the duration of the debt is based on the terms of the underlying lease and loan payment streams. This facility is effective through December 23, 2024 and had a total debt capacity of $871 million as of November 1, 2024.

The securitization facility contains standard structural features related to the performance of the securitized receivables, which include defined credit losses, delinquencies, average credit scores, and minimum collection requirements. In the event one or more of these criteria are not met and the Company is unable to restructure the program, no further funding of receivables will be permitted and the timing of the Company’s expected cash flows from over-collateralization will be delayed. As of November 1, 2024, these criteria were met.

Other Borrowings — In connection with the Company’s international financing operations, the Company has entered into revolving structured financing debt programs related to its fixed-term lease and loan products sold in Canada, Europe, Australia, New Zealand, the Middle East, and Singapore. The debt under these programs has a variable interest rate.

The duration of the debt in Canada, Europe, Australia, New Zealand, and the Middle East is based on the terms of the underlying lease and loan payment streams. These facilities are collateralized solely by the lease and loan payments and associated equipment in their respective region or country. The Canadian facility had a total debt capacity of $323 million as of November 1, 2024 and is effective through January 16, 2025. The European facility had a total debt capacity of $544 million as of November 1, 2024 and is effective through December 14, 2026. The Australia and New Zealand facility had a total debt capacity of $296 million as of November 1, 2024 and is effective through April 20, 2025. The Middle East facility had a total debt capacity of $150 million as of November 1, 2024 and is effective through March 24, 2025.

The Company also has two unsecured Singapore facilities with a total debt capacity of $250 million as of November 1, 2024 that are effective through July 3, 2026 and July 3, 2027, respectively.

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
(unaudited)
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

The following table presents the assets and liabilities held by the consolidated VIEs as of the dates indicated, which are included in the Condensed Consolidated Statements of Financial Position:

	November 1, 2024	February 2, 2024

	(in millions)
Assets held by consolidated VIEs
Other current assets	$123	$136
Financing receivables, net of allowance
Short-term	$3,354	$3,314
Long-term	$2,989	$2,747
Property, plant, and equipment, net	$1,022	$1,081
Liabilities held by consolidated VIEs
Debt, net of unamortized debt issuance costs
Short-term	$4,888	$4,450
Long-term	$1,838	$2,184

Lease and loan payments and associated equipment transferred via securitization through SPEs were $1.0 billion and $1.1 billion for the three months ended November 1, 2024 and November 3, 2023, respectively, and $3.0 billion and $3.7 billion for the nine months ended November 1, 2024 and November 3, 2023, respectively.

Customer Receivables Sales

To manage certain concentrations of customer credit exposure, the Company may sell selected fixed-term customer receivables to unrelated third parties on a periodic basis, without recourse. The amount of customer receivables sold for this purpose was $75 million and $205 million for the nine months ended November 1, 2024 and November 3, 2023, respectively. The Company’s continuing involvement in these customer receivables is primarily limited to servicing arrangements.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 5 — LEASES

The Company enters into leasing transactions in which the Company is the lessee. These lease contracts are typically classified as operating leases. The Company’s lease contracts are generally for office buildings used to conduct its business, and the determination of whether such contracts contain leases generally does not require significant estimates or judgments. The Company also leases certain global logistics warehouses, employee vehicles, and equipment. As of November 1, 2024, the remaining terms of the Company’s leases range from one month to approximately eleven years. As of November 1, 2024 and February 2, 2024, there were no material finance leases in which the Company was a lessee.

The Company also enters into leasing transactions in which the Company is the lessor, primarily through customer financing arrangements offered through DFS. DFS originates leases that are primarily classified as either sales-type leases or operating leases. See Note 4 of the Notes to the Condensed Consolidated Financial Statements for more information about the Company’s lessor arrangements.

The following table presents components of lease costs included in the Condensed Consolidated Statements of Income for the periods indicated:

	Three Months Ended		Nine Months Ended
	November 1, 2024	November 3, 2023	November 1, 2024	November 3, 2023

	(in millions)
Operating lease costs	$75	$79	$221	$221
Variable costs	15	19	48	62
Total lease costs	$90	$98	$269	$283

During the nine months ended November 1, 2024 and November 3, 2023, sublease income, finance lease costs, and short-term lease costs were immaterial.

The following table presents supplemental information related to operating leases included in the Condensed Consolidated Statements of Financial Position as of the dates indicated:

	Classification	November 1, 2024	February 2, 2024

		(in millions, except for term and discount rate)
Operating lease right-of-use assets	Other non-current assets	$700	$707

Current operating lease liabilities	Accrued and other current liabilities	$242	$253
Non-current operating lease liabilities	Other non-current liabilities	563	576
Total operating lease liabilities		$805	$829

Weighted-average remaining lease term (in years)		4.47	4.56
Weighted-average discount rate		5.04%	4.79%

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table presents supplemental cash flow information related to leases for the periods indicated:

	Nine Months Ended
	November 1, 2024	November 3, 2023

	(in millions)
Cash paid for amounts included in the measurement of lease liabilities — operating cash outflows from operating leases	$201	$220

Right-of-use assets obtained in exchange for new operating lease liabilities	$165	$205

The following table presents the future maturity of the Company’s operating lease liabilities under non-cancelable leases and reconciles the undiscounted cash flows for these leases to the lease liability recognized on the Condensed Consolidated Statements of Financial Position as of the date indicated:

November 1, 2024

(in millions)
Fiscal 2025 (remaining three months)	$65
Fiscal 2026	235
Fiscal 2027	201
Fiscal 2028	154
Fiscal 2029	104
Thereafter	133
Total lease payments	892
Less: Imputed interest	87
Total	$805
Current operating lease liabilities	$242
Non-current operating lease liabilities	$563

As of November 1, 2024, the Company’s undiscounted operating leases that had not yet commenced were immaterial.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 6 — DEBT

The following table summarizes the Company’s outstanding debt as of the dates indicated:

	November 1, 2024	February 2, 2024

	(in millions)
Senior Notes	$15,073	$15,607
Legacy Notes	952	952
DFS Debt (Note 4)	9,171	9,492
Other	56	171
Total debt, principal amount	25,252	26,222
Unamortized discount, net of unamortized premium	(113)	(114)
Debt issuance costs	(117)	(114)
Total debt, carrying value	$25,022	$25,994
Total short-term debt, carrying value	$5,612	$6,982
Total long-term debt, carrying value	$19,410	$19,012

The Company completed the following transactions during the nine months ended November 1, 2024:
•the issuance of $1 billion principal amount of 5.40% Senior Notes due April 2034, the proceeds of which were utilized to prepay a portion of the outstanding 6.02% Senior Notes due June 2026;
•the repayment of $1 billion principal amount of the 4.00% Senior Notes due July 2024; and
•the issuance of $0.7 billion principal amount of 4.35% Senior Notes due February 2030 and $0.8 billion principal amount of 4.85% Senior Notes due February 2035, the proceeds of which were utilized to redeem the 5.85% Senior Notes due July 2025.

Outstanding Debt

Senior Notes — The Company completed offerings of multiple series of senior notes which were issued on June 1, 2016, June 22, 2016, March 20, 2019, April 9, 2020, December 13, 2021, January 24, 2023, March 18, 2024, and October 8, 2024 in aggregate principal amounts of $20.0 billion, $3.3 billion, $4.5 billion, $2.3 billion, $2.3 billion, $2.0 billion, $1.0 billion, and $1.5 billion, respectively (collectively, the “Senior Notes”). The Senior Notes maturities range from 2026 through 2051. Interest rates on these borrowings are fixed, ranging from 3.38% to 8.35%, and interest is payable semiannually.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
As of November 1, 2024, the Company had no outstanding borrowings under the revolving credit facility.

Commercial Paper Program — The Company maintains a commercial paper program under which the Company may issue unsecured notes in a maximum aggregate face amount of $5.0 billion outstanding at any time, with maturities up to 397 days from the date of issuance. The notes are sold on customary terms in the U.S. commercial paper market on a private placement basis. The proceeds of the notes are used for general corporate purposes. As of November 1, 2024, the Company had no outstanding issuances under the commercial paper program.

The Company may purchase, redeem, prepay, refinance, or otherwise retire any amount of outstanding indebtedness under the terms of such indebtedness at any time and from time to time, in open market or negotiated transactions with the holders of such indebtedness or otherwise, as considered appropriate in light of market conditions and other relevant factors.

Covenants — The credit agreement governing the revolving credit facility and the indentures governing the Senior Notes and the Legacy Notes impose various limitations, subject to exceptions, on creating certain liens and entering into sale and lease-back transactions. The foregoing credit agreement and indentures contain customary events of default, and the revolving credit facility is subject to an interest coverage ratio covenant that is tested at the end of each fiscal quarter with respect to the Company’s preceding four fiscal quarters. The Company was in compliance with this financial covenant as of November 1, 2024.

Aggregate Future Maturities

The following table presents the aggregate future maturities of the Company’s debt as of November 1, 2024, excluding associated carrying value adjustments, for the periods indicated:

November 1, 2024

(in millions)
Fiscal 2025 (remaining three months)	$2,023
Fiscal 2026	3,996
Fiscal 2027	6,020
Fiscal 2028	1,308
Fiscal 2029	1,372
Thereafter	10,533
Total maturities, principal amount	$25,252

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

During the three and nine months ended November 1, 2024 and November 3, 2023, the Company did not discontinue any cash flow hedges related to foreign exchange contracts that had a material impact on the Company’s results of operations due to the probability that the forecasted cash flows would not occur.

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

Derivative Instruments

The following table presents the notional amounts of outstanding derivative instruments as of the dates indicated:

	November 1, 2024	February 2, 2024

	(in millions)
Foreign exchange contracts:
Designated as cash flow hedging instruments	$6,773	$6,339
Non-designated as hedging instruments	6,157	5,844
Total	$12,930	$12,183
Interest rate contracts:
Non-designated as hedging instruments	$6,357	$6,551

The following table presents the effect of derivative instruments designated as cash flow hedging instruments on the Condensed Consolidated Statements of Financial Position and the Condensed Consolidated Statements of Income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in Accumulated OCI, Net of Tax, on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income

	(in millions)		(in millions)
For the three months ended November 1, 2024:
		Total net revenue	$(57)
Foreign exchange contracts	$(9)	Total cost of net revenue	3
Total	$(9)	Total	$(54)

For the three months ended November 3, 2023:
		Total net revenue	$83
Foreign exchange contracts	$171	Total cost of net revenue	1
Total	$171	Total	$84

For the nine months ended November 1, 2024:
		Total net revenue	$(25)
Foreign exchange contracts	$58	Total cost of net revenue	8
Total	$58	Total	$(17)

For the nine months ended November 3, 2023:
		Total net revenue	$(68)
Foreign exchange contracts	$230	Total cost of net revenue	(7)
Total	$230	Total	$(75)

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table presents the effect of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Income for the periods indicated:

	Three Months Ended		Nine Months Ended
	November 1, 2024	November 3, 2023	November 1, 2024	November 3, 2023	Location of Gain (Loss) Recognized

	(in millions)
Foreign exchange contracts	$(13)	$(114)	$(58)	$(97)	Interest and other, net
Interest rate contracts	32	2	21	5	Interest and other, net
Total	$19	$(112)	$(37)	$(92)

The Company presents its derivative instruments on a net basis in the Condensed Consolidated Statements of Financial Position due to the right of offset by its counterparties under master netting arrangements. The following tables present the fair value of those derivative instruments presented on a gross basis as of the dates indicated:

	November 1, 2024
	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value

	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange contracts in an asset position	$124	$—	$18	$—	$142
Foreign exchange contracts in a liability position	(3)	—	(3)	—	(6)
Net asset (liability)	121	—	15	—	136
Derivatives not designated as hedging instruments:
Foreign exchange contracts in an asset position	102	—	47	—	149
Foreign exchange contracts in a liability position	(139)	—	(128)	—	(267)
Interest rate contracts in an asset position	—	40	—	—	40
Interest rate contracts in a liability position	—	—	—	(35)	(35)
Net asset (liability)	(37)	40	(81)	(35)	(113)
Total derivatives at fair value	$84	$40	$(66)	$(35)	$23

	February 2, 2024
	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value

	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange contracts in an asset position	$44	$—	$19	$—	$63
Foreign exchange contracts in a liability position	(5)	—	(15)	—	(20)
Net asset (liability)	39	—	4	—	43
Derivatives not designated as hedging instruments:
Foreign exchange contracts in an asset position	90	—	71	—	161
Foreign exchange contracts in a liability position	(68)	—	(121)	—	(189)
Interest rate contracts in an asset position	3	40	—	—	43
Interest rate contracts in a liability position	—	—	(10)	(28)	(38)
Net asset (liability)	25	40	(60)	(28)	(23)
Total derivatives at fair value	$64	$40	$(56)	$(28)	$20

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following tables present the gross amounts of the Company’s derivative instruments, amounts offset due to master netting agreements with the Company’s counterparties, and the net amounts recognized in the Condensed Consolidated Statements of Financial Position as of the dates indicated:

	November 1, 2024
	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/(Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount of Assets/ (Liabilities) Recognized in the Statement of Financial Position
				Financial Instruments	Cash Collateral Received or Pledged

	(in millions)
Derivative instruments:
Financial assets	$331	$(207)	$124	$—	$(28)	$96
Financial liabilities	(308)	207	(101)	—	3	(98)
Total derivative instruments	$23	$—	$23	$—	$(25)	$(2)

	February 2, 2024
	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/(Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount of Assets/ (Liabilities) Recognized in the Statement of Financial Position
				Financial Instruments	Cash Collateral Received or Pledged

	(in millions)
Derivative instruments:
Financial assets	$267	$(163)	$104	$—	$(24)	$80
Financial liabilities	(247)	163	(84)	—	9	(75)
Total derivative instruments	$20	$—	$20	$—	$(15)	$5

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

The following table presents goodwill allocated to the Company’s reportable segments and changes in the carrying amount of goodwill as of the dates indicated:

	Infrastructure Solutions Group	Client Solutions Group	Other Businesses	Total

	(in millions)
Balances as of February 2, 2024	$15,041	$4,232	$427	$19,700
Impact of foreign currency translation and other	(30)	—	—	(30)
Reclassification to assets held for sale (a)	—	—	(427)	(427)
Balances as of November 1, 2024	$15,011	$4,232	$—	$19,243
____________________
(a)    During the three months ended November 1, 2024, Secureworks goodwill was reclassified to current assets held for sale on the Condensed Consolidated Statements of Financial Position. See Note 1 of the Notes to the Condensed Consolidated Financial Statements for additional information about the pending sale of Secureworks.

Intangible Assets

The following table presents the Company’s intangible assets as of the dates indicated:

	November 1, 2024			February 2, 2024
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

	(in millions)
Customer relationships	$16,642	$(14,921)	$1,721	$16,968	$(14,930)	$2,038
Developed technology	9,501	(9,154)	347	9,506	(8,980)	526
Trade names	875	(851)	24	875	(823)	52
Definite-lived intangible assets	27,018	(24,926)	2,092	27,349	(24,733)	2,616
Indefinite-lived trade names	3,055	—	3,055	3,085	—	3,085
Total intangible assets	$30,073	$(24,926)	$5,147	$30,434	$(24,733)	$5,701

Amortization expense related to definite-lived intangible assets was $163 million and $205 million for the three months ended November 1, 2024 and November 3, 2023, respectively, and $491 million and $613 million for the nine months ended November 1, 2024 and November 3, 2023, respectively. There were no material impairment charges related to intangible assets during the three or nine months ended November 1, 2024 and November 3, 2023.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table presents the estimated future annual pre-tax amortization expense of definite-lived intangible assets as of the date indicated:

November 1, 2024

(in millions)
Fiscal 2025 (remaining three months)	$160
Fiscal 2026	480
Fiscal 2027	372
Fiscal 2028	230
Fiscal 2029	190
Thereafter	660
Total	$2,092

Goodwill and Indefinite-Lived Intangible Assets Impairment Testing

Goodwill and indefinite-lived intangible assets are tested for impairment annually during the third fiscal quarter and whenever events or circumstances may indicate that an impairment has occurred.

For the annual impairment review of the Infrastructure Solutions Group (“ISG”) and Client Solutions Group (“CSG”) reporting units during the third quarter of Fiscal 2025, the Company elected to bypass the assessment of qualitative factors to determine whether it was more likely than not that the fair value of a reporting unit was less than its carrying amount, including goodwill. In electing to bypass the qualitative assessment, the Company proceeded directly to perform a quantitative goodwill impairment test to measure the fair value of each goodwill reporting unit relative to its carrying amount, and to determine the amount of goodwill impairment loss to be recognized, if any. For the remaining reporting units, the Company performed a qualitative assessment of goodwill at the reporting unit level. The qualitative assessment included consideration of the relevant events and circumstances affecting the reporting unit, including macroeconomic, industry and market conditions, overall financial performance, and trends in the public company market valuation, where applicable. Additionally, Secureworks’ entry into a definitive agreement, pursuant to which Secureworks will be acquired in an all-cash transaction for approximately $0.9 billion, as discussed in Note 1 of the Notes to the Condensed Consolidated Financial Statements, provided a fair value indication that the Secureworks reporting unit exceeded its carrying value.

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

Based on the results of the annual impairment test performed during the three months ended November 1, 2024, the fair values of each of the reporting units and indefinite-lived intangibles exceeded their carrying values. No goodwill or indefinite-lived assets impairment test was performed during the nine months ended November 1, 2024 other than the Company’s annual impairment review and the assessment of Secureworks.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The following table presents the changes in the Company’s deferred revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	November 1, 2024	November 3, 2023	November 1, 2024	November 3, 2023

	(in millions)
Deferred revenue:
Deferred revenue at beginning of period	$27,712	$30,312	$29,145	$30,286
Revenue deferrals	3,897	4,492	13,286	15,236
Revenue recognized	(5,262)	(5,766)	(16,084)	(16,484)
Other (a)	(136)	15	(136)	15
Deferred revenue at end of period	$26,211	$29,053	$26,211	$29,053
Short-term deferred revenue	$13,787	$15,206	$13,787	$15,206
Long-term deferred revenue	$12,424	$13,847	$12,424	$13,847
____________________
(a) For the three and nine months ended November 1, 2024, Other represents the reclassification of Secureworks deferred revenue to liabilities held for sale. See Note 1 of the Notes to the Condensed Consolidated Financial Statements for more information about the pending sale of Secureworks.

Remaining Performance Obligations — Remaining performance obligations represent the aggregate amount of the transaction price allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include deferred revenue plus unbilled amounts not yet recorded in deferred revenue. The value of the transaction price allocated to remaining performance obligations as of November 1, 2024 was approximately $37 billion. The Company expects to recognize approximately 60% of remaining performance obligations as revenue in the next twelve months, and the remainder thereafter.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 10 — COMMITMENTS AND CONTINGENCIES

Purchase Obligations

The Company has contractual obligations to purchase goods or services, which specify significant terms (including fixed or minimum quantities to be purchased), fixed, minimum, or variable price provisions, and the approximate timing of the transaction. As of November 1, 2024, such purchase obligations were $6.4 billion for the remaining three months of Fiscal 2025; $0.5 billion for Fiscal 2026; and $1.2 billion for Fiscal 2027 and thereafter.

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

In accordance with the relevant accounting guidance, the Company provides disclosures of matters where it is at least reasonably possible that the Company could experience a material loss exceeding the amounts already accrued for these or other proceedings or matters. In addition, the Company also discloses matters based on its consideration of other matters and qualitative factors, including the experience of other companies in the industry, and investor, customer, and employee relations considerations. As of November 1, 2024, the Company does not believe there is a reasonable possibility that a material loss exceeding the amounts already accrued for these or other proceedings or matters has been incurred. However, since the ultimate resolution of any such proceedings and matters is inherently unpredictable, the Company’s business, financial condition, results of operations, or cash flows could be materially affected in any particular period by unfavorable outcomes in one or more of these proceedings or matters. Whether the outcome of any claim, suit, assessment, investigation, or legal proceeding, individually or collectively, could have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows will depend on a number of factors, including the nature, timing, and amount of any associated expenses, amounts paid in settlement, damages, or other remedies or consequences.

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

Under the Separation and Distribution Agreement entered into with VMware, Inc. upon completion of the spin-off of VMware, Inc. on November 1, 2021 (the “VMware Spin-off”), Dell Technologies agreed to indemnify VMware, Inc., each of its subsidiaries and each of their respective directors, officers, employees, as well as any successors and assigns of the foregoing, from and against all liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to Dell Technologies as part of the separation of Dell Technologies and VMware, Inc. (currently operating under the name “VMware LLC,” and individually and together with its subsidiaries, “VMware”) and their respective businesses (the “Separation”). VMware similarly agreed to indemnify Dell Technologies Inc., each of its subsidiaries and each of their respective directors, officers, and employees from and against all liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to VMware as part of the Separation. The amounts that VMware and Dell Technologies may be obligated to pay each other could vary depending on the outcome of certain unresolved tax matters, which may not be resolved for several years. Net income tax indemnification receivables from VMware were immaterial as of November 1, 2024 and February 2, 2024.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 11 — INCOME AND OTHER TAXES

For the three months ended November 1, 2024, the Company’s effective income tax rate was 19.0% on pre-tax income of $1.4 billion compared to 14.9% on pre-tax income of $1.2 billion for the three months ended November 3, 2023. For the nine months ended November 1, 2024, the Company’s effective income tax rate was 0.2% on pre-tax income of $2.9 billion compared to 21.6% on pre-tax income of $2.6 billion for the nine months ended November 3, 2023. The changes in the Company’s effective income tax rate were primarily driven by discrete tax items. For the nine months ended November 1, 2024, the Company recorded discrete tax benefits of $0.4 billion related to changes in uncertain tax benefits resulting from the expiration of certain statutes of limitations and $0.2 billion related to stock-based compensation.

The differences between the estimated effective income tax rates and the U.S. federal statutory rate of 21% principally result from the geographical distribution of income, differences between the book and tax treatment of certain items, and discrete tax items. In certain jurisdictions, the Company’s tax rate is significantly less than the applicable statutory rate as a result of tax holidays. The majority of the Company’s foreign income subject to these tax holidays and lower tax rates is attributable to Singapore and China. A significant portion of these income tax benefits relates to a tax holiday that will be effective until January 31, 2029. Most of the Company’s other tax holidays will expire in whole or in part during fiscal years 2030 and 2031. Many of these tax holidays and reduced tax rates may be extended when certain conditions are met or may be terminated early if certain conditions are not met or as a result of changes in tax legislation. As of November 1, 2024, the Company was not aware of any matters of non-compliance related to these tax holidays.

In June 2023, the Company received a Revenue Agent’s Report for the federal income tax examination by the Internal Revenue Service (“IRS”) of fiscal years 2018 through 2019. The IRS proposed adjustments primarily relating to certain transactions the Company completed as part of its business integration efforts. In August 2023, the Company submitted a written protest to the IRS relating to certain assessments. The Company received a rebuttal from the IRS to its written protest in April 2024. The Company disagrees with the IRS’s proposed adjustments and will contest them through the IRS administrative appeals procedures. The Company anticipates that the appeals process for the resolution of these matters will extend beyond the next twelve months. In September 2023, the IRS commenced a federal income tax examination of fiscal years 2020 through 2022.

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

Judgment is required in evaluating the Company’s uncertain tax positions and determining the Company’s provision for income taxes. Unrecognized tax benefits were $1.0 billion and $1.3 billion as of November 1, 2024 and February 2, 2024, respectively, and are included in other non-current liabilities in the Condensed Consolidated Statements of Financial Position. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

The Company takes certain non-income tax positions in the jurisdictions in which it operates and has received certain non-income tax assessments from various jurisdictions. The Company believes that a material loss in these non-income tax litigation matters is not probable and that it is not reasonably possible that a material loss exceeding amounts already accrued has been incurred. The Company believes its positions in these matters are supportable and that it ultimately will prevail in the matters. In the normal course of business, the Company’s positions and conclusions related to its non-income taxes could be challenged and assessments may be made. To the extent new information is obtained and the Company’s views on its positions, probable outcomes of assessments, or litigation change, changes in estimates to the Company’s accrued liabilities would be recorded in the period in which such a determination is made. In the resolution process for income tax and non-income tax audits, the Company is required in certain situations to provide collateral guarantees or indemnification to regulators and tax authorities until the matter is resolved.

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

The following table presents changes in accumulated other comprehensive income (loss), net of tax, by the following components as of the dates indicated:

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Pension and Other Postretirement Plans	Accumulated Other Comprehensive Income (Loss)

	(in millions)
Balances as of February 2, 2024	$(755)	$(30)	$(15)	$(800)
Other comprehensive income (loss) before reclassifications	(95)	58	1	(36)
Amounts reclassified from accumulated other comprehensive income (loss)	—	17	(1)	16
Total change for the period	(95)	75	—	(20)
Balances as of November 1, 2024	$(850)	$45	$(15)	$(820)

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

The following table presents reclassifications out of accumulated other comprehensive income (loss), net of tax, to net income for the periods indicated:

	Three Months Ended
	November 1, 2024			November 3, 2023
	Cash Flow Hedges	Pensions	Total	Cash Flow Hedges	Pensions	Total

	(in millions)
Total reclassifications, net of tax:
Net revenue	$(57)	$—	$(57)	$83	$—	$83
Cost of net revenue	3	—	3	1	—	1
Operating expenses	—	—	—	—	—	—
Total reclassifications, net of tax	$(54)	$—	$(54)	$84	$—	$84

	Nine Months Ended
	November 1, 2024			November 3, 2023
	Cash Flow Hedges	Pensions	Total	Cash Flow Hedges	Pensions	Total

	(in millions)
Total reclassifications, net of tax:
Net revenue	$(25)	$—	$(25)	$(68)	$—	$(68)
Cost of net revenue	8	—	8	(7)	—	(7)
Operating expenses	—	1	1	—	—	—
Total reclassifications, net of tax	$(17)	$1	$(16)	$(75)	$—	$(75)

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 13 — CAPITALIZATION

The following table presents the Company’s authorized, issued, and outstanding common stock as of the dates indicated:

	Authorized	Issued	Outstanding

	(in millions)
Common stock as of November 1, 2024
Class A	600	302	302
Class B	200	66	66
Class C	7,900	466	334
Class D	100	—	—
	8,800	834	702

Common stock as of February 2, 2024
Class A	600	353	353
Class B	200	86	86
Class C	7,900	382	266
Class D	100	—	—
	8,800	821	705

Preferred Stock

The Company is authorized to issue one million shares of preferred stock, par value $0.01 per share. As of November 1, 2024 and February 2, 2024, no shares of preferred stock were issued or outstanding.

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

During the nine months ended November 1, 2024, the Company issued 71 million shares of Class C Common Stock to stockholders upon the conversion of 51 million shares of Class A Common Stock and 20 million shares of Class B Common Stock in accordance with the Company’s certificate of incorporation. During the fiscal year ended February 2, 2024, the Company issued 34 million shares of Class C Common Stock to stockholders upon the conversion of 25 million shares of Class A Common Stock and 9 million shares of Class B Common Stock in accordance with the Company’s certificate of incorporation.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Dividends

On February 29, 2024, the Company announced that the Board of Directors approved a 20% increase in the quarterly dividend rate to $0.445 per share per fiscal quarter beginning in the first quarter of Fiscal 2025.

The Company paid the following dividends during the periods presented:

Three Months Ended	Declaration Date	Record Date	Payment Date	Dividend per Share	Amount (in millions)

Fiscal 2025
May 3, 2024	February 29, 2024	April 23, 2024	May 3, 2024	$0.445	$316
August 2, 2024	June 11, 2024	July 23, 2024	August 2, 2024	$0.445	$314
November 1, 2024	September 18, 2024	October 22, 2024	November 1, 2024	$0.445	$312

Fiscal 2024
May 5, 2023	March 2, 2023	April 25, 2023	May 5, 2023	$0.37	$270
August 4, 2023	June 16, 2023	July 25, 2023	August 4, 2023	$0.37	$268
November 3, 2023	September 28, 2023	October 24, 2023	November 3, 2023	$0.37	$266

During the three and nine months ended November 1, 2024 and November 3, 2023, the Company also paid an immaterial amount of dividend equivalents on eligible vested equity awards which are not included above.

Repurchases of Common Stock

Effective as of September 23, 2021, the Company’s Board of Directors approved a stock repurchase program under which the Company is authorized to repurchase up to $5 billion of shares of Class C Common Stock with no fixed expiration date, exclusive of any fees, commissions, or other expenses related to such repurchases.

Effective as of October 5, 2023, the Company’s Board of Directors approved the repurchase of an additional $5 billion of shares of the Company’s Class C Common Stock under the stock repurchase program. Following the approval, the Company had approximately $5.7 billion in authorized amount remaining under the program.

During the nine months ended November 1, 2024, the Company repurchased approximately 16 million shares of Class C Common Stock for a total purchase price of approximately $1.8 billion. During the nine months ended November 3, 2023, the Company repurchased approximately 22 million shares of Class C Common Stock for a total purchase price of approximately $1.3 billion. As of November 1, 2024, the Company had approximately $2.6 billion in authorized amount remaining under the stock repurchase program.

The above repurchases of Class C Common Stock exclude U.S. federal excise taxes and shares withheld from stock awards to settle employee tax withholding obligations related to the vesting of such awards.

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

The following table presents basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	November 1, 2024	November 3, 2023	November 1, 2024	November 3, 2023
Earnings per share attributable to Dell Technologies Inc.
Dell Technologies Common Stock — Basic	$1.61	$1.39	$4.16	$2.83
Dell Technologies Common Stock — Diluted	$1.58	$1.36	$4.07	$2.78

The following table presents the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	November 1, 2024	November 3, 2023	November 1, 2024	November 3, 2023

	(in millions)
Numerator: Dell Technologies Common Stock
Net income attributable to Dell Technologies Inc. — basic and diluted	$1,132	$1,006	$2,938	$2,051

Denominator: Dell Technologies Common Stock weighted-average shares outstanding
Weighted-average shares outstanding — basic	703	722	706	724
Dilutive effect of equity awards	14	18	16	14
Weighted-average shares outstanding — diluted	717	740	722	738
Weighted-average shares outstanding — antidilutive	—	—	—	5

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 15 — RELATED PARTY TRANSACTIONS

Prior to the acquisition on November 22, 2023 of VMware LLC (previously VMware, Inc. and individually and together with its consolidated subsidiaries, “VMware”) by Broadcom Inc. (“Broadcom”), VMware was considered a related party of the Company. Upon Broadcom’s acquisition of VMware, Michael Dell’s ownership interest in VMware and his position as Chairman of the Board of VMware terminated, and the Company determined no related party relationship exists with Broadcom or VMware effective as of November 22, 2023. The Company continues to engage in select transactions with VMware following the completion of Broadcom’s acquisition and the termination of the related party relationship. See Note 16 of the Notes to the Condensed Consolidated Financial Statements for additional information.

Related Party Transactions with VMware

The information provided below includes a summary of related party transactions with VMware for the three and nine months ended November 3, 2023.

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

•Dell Technologies procured products and services from VMware for its internal use. For the three and nine months ended November 3, 2023, costs incurred associated with products and services purchased from VMware for internal use were immaterial.

•Dell Technologies sold and leased products and sold services to VMware. For the three and nine months ended November 3, 2023, revenue recognized from sales of services to VMware was immaterial.

•Dell Technologies and VMware entered into joint marketing, sales, and branding arrangements, for which both parties incurred costs. For the three and nine months ended November 3, 2023, consideration received from VMware for joint marketing, sales, and branding arrangements was immaterial.

The following table presents information about the impact of Dell Technologies’ related party transactions with VMware on the Consolidated Statements of Income for the three and nine months ended November 3, 2023:

		Three Months Ended	Nine Months Ended
	Classification	November 3, 2023	November 3, 2023

		(in millions)
Sales and leases of products to VMware	Net revenue — products	$16	$94
Purchase of VMware products for resale	Cost of net revenue — products	$379	$970
Purchase of VMware services for resale	Cost of net revenue — services	$884	$2,640

In connection with the completion of the VMware Spin-off described in Note 10 of the Notes to the Condensed Consolidated Financial Statements, Dell Technologies and VMware entered into a Tax Matters Agreement effective as of April 14, 2021 (the “Tax Matters Agreement”), which governs the respective rights and obligations of Dell Technologies and VMware regarding income and other taxes as well as related matters, including tax liabilities and benefits, attributes, and returns for periods both preceding and following the VMware Spin-off. Pursuant to the Tax Matters Agreement, net receipts from VMware during the nine months ended November 3, 2023 were immaterial.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

Following its acquisition by Broadcom on November 22, 2023, VMware announced changes to its go-to-market approach for VMware offerings that impacted the Company’s commercial relationship with VMware. On March 25, 2024, the Company terminated the Commercial Framework Agreement with VMware, which provided the framework pursuant to which the Company and VMware continued the commercial relationship following the VMware Spin-off and under which Dell Technologies acted as a distributor of Broadcom’s VMware stand-alone products and services and purchased such products and services for resale to end-user customers (“VMware Resale”). Dell Technologies no longer acts as a distributor of VMware’s standalone products and services, though the Company will continue to support customers that have purchased resale offerings sold in prior periods. The results of VMware Resale transactions are reflected in other businesses. The Company continues to integrate and embed certain VMware products and services with select Dell Technologies’ offerings to end-users. The results of such offerings are reflected within CSG or ISG, depending upon the nature of the underlying offering sold.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table presents a reconciliation of net revenue by the Company’s reportable segments to the Company’s consolidated net revenue as well as a reconciliation of segment operating income to the Company’s consolidated operating income for the periods indicated:

	Three Months Ended		Nine Months Ended
	November 1, 2024	November 3, 2023	November 1, 2024	November 3, 2023

	(in millions)
Consolidated net revenue:
Infrastructure Solutions Group	$11,368	$8,499	$32,241	$24,553
Client Solutions Group	12,131	12,276	36,512	37,201
Reportable segment net revenue	23,499	20,775	68,753	61,754
Other businesses (a)	867	1,474	2,882	4,345
Unallocated transactions (b)	—	2	1	8
Total consolidated net revenue	$24,366	$22,251	$71,636	$66,107

Consolidated operating income:
Infrastructure Solutions Group	$1,508	$1,069	$3,528	$2,858
Client Solutions Group	694	925	2,193	2,786
Reportable segment operating income	2,202	1,994	5,721	5,644
Other businesses (a)	(3)	(32)	(14)	(112)
Unallocated transactions (b)	—	2	—	7
Amortization of intangibles (c)	(168)	(207)	(504)	(623)
Stock-based compensation expense (d)	(198)	(227)	(599)	(675)
Other corporate expenses (e)	(165)	(44)	(674)	(521)
Total consolidated operating income	$1,668	$1,486	$3,930	$3,720
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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table presents the disaggregation of net revenue by reportable segment and by major product categories within the segments for the periods indicated:

	Three Months Ended		Nine Months Ended
	November 1, 2024	November 3, 2023	November 1, 2024	November 3, 2023

	(in millions)
Net revenue:
Infrastructure Solutions Group:
Servers and networking	$7,364	$4,656	$20,502	$12,767
Storage	4,004	3,843	11,739	11,786
Total ISG net revenue	$11,368	$8,499	$32,241	$24,553
Client Solutions Group:
Commercial	$10,138	$9,835	$30,848	$30,251
Consumer	1,993	2,441	5,664	6,950
Total CSG net revenue	$12,131	$12,276	$36,512	$37,201

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 17 — SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION

The following table presents additional information on selected assets included in the Condensed Consolidated Statements of Financial Position as of the dates indicated:

	November 1, 2024	February 2, 2024

	(in millions)
Cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$5,225	$7,366
Cash and cash equivalents — held for sale (a)	53	—
Restricted cash — other current assets (b)	122	136
Restricted cash — other non-current assets (b)	4	5
Total cash, cash equivalents, and restricted cash	$5,404	$7,507
Inventories:
Production materials	$4,538	$2,321
Work-in-process	1,013	607
Finished goods	1,101	694
Total inventories	$6,652	$3,622
Deferred costs:
Total deferred costs, current (c)	$4,282	$5,548
Property, plant, and equipment, net:
Assets in a customer contract	$5,270	$5,022
Computer and other equipment	3,383	3,552
Land and buildings	2,816	2,877
Internal use software	2,336	2,166
Total property, plant, and equipment	13,805	13,617
Accumulated depreciation and amortization	(7,478)	(7,185)
Total property, plant, and equipment, net	$6,327	$6,432
____________________
(a)    Held for sale represents the reclassification of Secureworks cash and cash equivalents to assets held for sale. See Note 1 of the Notes to the Condensed Consolidated Financial Statements for more information about the pending sale of Secureworks.
(b)    Restricted cash primarily includes cash required to be held in escrow pursuant to DFS securitization arrangements.
(c)    Deferred costs are included in other current assets in the Condensed Consolidated Statements of Financial Position. Amounts classified as long-term deferred costs are included in other non-current assets and are not disclosed above.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Warranty Liability

The following table presents changes in the Company’s liability for standard limited warranties for the periods indicated:

	Three Months Ended		Nine Months Ended
	November 1, 2024	November 3, 2023	November 1, 2024	November 3, 2023

	(in millions)
Warranty liability:
Warranty liability at beginning of period	$439	$439	$426	$467
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties (a)	228	208	673	605
Service obligations honored	(239)	(203)	(671)	(628)
Warranty liability at end of period	$428	$444	$428	$444
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

The following table presents the activity related to the Company’s severance liability for the periods indicated:

	Three Months Ended		Nine Months Ended
	November 1, 2024	November 3, 2023	November 1, 2024	November 3, 2023

	(in millions)
Severance liability:
Severance liability at beginning of period	$392	$457	$352	$408
Severance charges	145	22	565	434
Cash paid and other	(296)	(277)	(676)	(640)
Severance liability at end of period	$241	$202	$241	$202

The following table presents severance charges as included in the Condensed Consolidated Statements of Income for the periods indicated:

	Three Months Ended		Nine Months Ended
	November 1, 2024	November 3, 2023	November 1, 2024	November 3, 2023

	(in millions)
Severance charges:
Cost of net revenue	$31	$7	$116	$54
Selling, general, and administrative	71	14	341	365
Research and development	43	1	108	15
Total severance charges	$145	$22	$565	$434

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Supply Chain Finance Program

The Company maintains a Supply Chain Finance Program (the “SCF Program”), which enables eligible suppliers, at the supplier's sole discretion, to sell receivables due from the Company to a third-party financial institution. The Company has no involvement in establishing the terms or conditions of the arrangement between its suppliers and the financial institution, no economic interest in a supplier's decision to sell a receivable, and does not provide legally secured assets or other forms of guarantees under the arrangement. The SCF Program does not impact the Company's liquidity as payments for participating supplier invoices are remitted by the Company to the financial institution on the original invoice due date, regardless of whether an individual invoice is sold by the supplier to the financial institution. As of November 1, 2024 and February 2, 2024, the Company had $1.4 billion and $1.1 billion, respectively, included within accounts payable on the Condensed Consolidated Statements of Financial Position representing invoices due to suppliers confirmed as valid under the SCF Program.

Interest and other, net

The following table presents information regarding interest and other, net as included in the Condensed Consolidated Statements of Income for the periods indicated:

	Three Months Ended		Nine Months Ended
	November 1, 2024	November 3, 2023	November 1, 2024	November 3, 2023

	(in millions)
Interest and other, net:
Investment income, primarily interest	$35	$88	$127	$213
Gain (loss) on investments, net	46	8	21	(36)
Interest expense	(321)	(371)	(1,051)	(1,128)
Foreign exchange	(29)	(30)	(80)	(127)
Other	(7)	(1)	(19)	(43)
Total interest and other, net	$(276)	$(306)	$(1,002)	$(1,121)

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 18 — SUBSEQUENT EVENTS

There were no known events occurring after November 1, 2024, and up until the date of issuance of this report that would materially affect the information presented herein.

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

Our “other businesses” primarily consist of our resale of standalone offerings of VMware LLC (formerly “VMware, Inc.” and individually and together with its subsidiaries, “VMware”), referred to as “VMware Resale,” and offerings of SecureWorks Corp. (“Secureworks”). In October 2024, Secureworks announced that it has entered into a definitive agreement pursuant to which Sophos Inc., an affiliate of Thoma Bravo, L.P., a private equity and growth capital firm, will acquire Secureworks in an all-cash transaction for approximately $0.9 billion, subject to certain closing adjustments. The transaction is expected to close in early 2025, subject to customary closing conditions. Our other businesses are not classified as reportable segments, either individually or collectively.

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

Business Trends and Challenges

During the third quarter and first nine months of Fiscal 2025, the following trends and conditions continued to affect the environment in which we operate:

•Macroeconomic environment: The demand environment continued to remain strong for our servers and networking offerings, which resulted in overall net revenue growth. Additionally, we began to see modest demand improvement for our commercial offerings.

•Demand for AI-optimized solutions: Our ISG business continued to benefit from increased demand for AI-optimized solutions as customers continue to adopt and further integrate AI into their operations. As a result of the continued strong demand for our AI-optimized servers, backlog levels for such offerings remained elevated as we exited the quarter.

•Supply chain: Notwithstanding the increased demand for AI-optimized solutions, our supply chain continued to operate efficiently. We experienced an increase in input costs primarily driven by higher logistics costs, the effect of which was partially offset by favorability in component costs. Compared to the prior quarter, we began to observe an inflationary environment. Input costs primarily consist of both component and logistics costs.

•Broadcom’s acquisition of VMware: On November 22, 2023, Broadcom Inc. (“Broadcom”) completed its acquisition of VMware, leading to changes to our relationship with VMware as described below.

We expect the demand environment will continue to remain strong in our servers and networking offerings, which we expect will result in ISG net revenue growth across our AI-optimized and traditional servers for the fourth quarter of Fiscal 2025. We expect modest CSG net revenue growth for the fourth quarter of Fiscal 2025 depending on the timing of the anticipated PC refresh cycle and a competitive pricing environment. Additionally, we expect a continued reduction of our other businesses’ net revenue as we no longer act as a distributor of VMware’s standalone products and services.

We expect input costs to increase during the fourth quarter of Fiscal 2025, principally driven by anticipated inflation for component costs. Input cost trends are dependent on the strength or weakness of actual end-user demand and supply dynamics, which will continue to fluctuate and ultimately impact our costs, pricing, and operating results.

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

Relationship with VMware — On November 22, 2023, VMware was acquired by Broadcom, and subsequently announced changes to its go-to-market approach for VMware offerings that impacted our commercial relationship with VMware. On March 25, 2024, we terminated our Commercial Framework Agreement with VMware, which provided the framework under which we and VMware continued our commercial relationship following our spin-off of VMware on November 1, 2021. We no longer act as a distributor of Broadcom’s VMware standalone products and services, though we will continue to support customers that have purchased resale offerings sold in prior periods. We continue to integrate and embed certain VMware products and services with select Dell Technologies’ offerings to end-users, such as through our VxRail solution. The results of such offerings are reflected within CSG or ISG, depending upon the nature of the underlying offering sold.

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

ISG — We expect that ISG will continue to be impacted by the evolving nature of the IT infrastructure market and competitive environment. With our scale and strong solutions portfolio, we believe we are well-positioned to address the ongoing competitive dynamics and trends in technology and customer needs. Through our collaborative, customer-focused approach to innovation, we strive to deliver new and relevant solutions and software to our customers quickly and efficiently. We continue to focus on customer base expansion and the lifetime value of customer relationships. We anticipate that ISG will continue to benefit from technology advancements and customer interest in AI and we are well-positioned to capture growth and support our customers’ needs.

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

CSG — We participate in all segments of the PC market with a focus on commercial and high-end consumer computing devices, as we believe they represent the most stable and profitable markets. We anticipate that CSG will benefit from advances in AI over the long-term as customers will require PCs with the ability to run their complex AI workloads.

Competitive dynamics remain an important factor in our CSG business and continue to impact pricing and operating results. We are committed to our long-term CSG strategy and will continue to make investments to innovate across the portfolio. We expect that the CSG demand environment will be subject to seasonal trends as well as the timing of the anticipated PC refresh cycle.

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

Foreign Currency Exposure — We manage our business on a U.S. Dollar basis. However, we have a large global presence, generating approximately half of our net revenue from sales to customers outside of the United States during the third quarter and first nine months of Fiscal 2025 and Fiscal 2024. As a result, our operating results can be, and particularly in recent periods have been, impacted by fluctuations in foreign currency exchange rates. We utilize a comprehensive hedging strategy intended to mitigate the impact of foreign currency volatility over time, and we adjust pricing when possible to further minimize foreign currency impacts.

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

~~•~~Other Corporate Expenses — Other corporate expenses consist primarily of severance expenses, payroll taxes associated with stock-based compensation, transaction-related expenses, facility action costs, impairment charges, and incentive charges related to equity investments. Severance costs are primarily related to severance and benefits for employees terminated pursuant to cost management initiatives. During the first nine months of Fiscal 2025 and Fiscal 2024, we recognized $0.6 billion and $0.4 billion of severance expense related to workforce reduction activities. Transaction-related expenses typically consist of acquisition, integration, and divestitures related costs, primarily representing costs for legal, banking, consulting, and advisory services, and are expensed as incurred. Although we may incur these types of expenses in the future, we exclude other corporate expenses as they can vary from period to period, are significantly impacted by the timing and nature of these events, and are not used by management in assessing operating performance of the business.

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

~~•~~Aggregate Adjustment for Income Taxes — The aggregate adjustment for income taxes is the estimated combined income tax effect for the adjustments described above and determined based on the tax jurisdictions where those adjustments were incurred, as well as an adjustment for discrete tax items. During the first nine months of Fiscal 2025, the aggregate adjustment for income taxes included discrete tax benefits of $0.4 billion related to changes in uncertain tax benefits resulting from the expiration of certain statutes of limitations and $0.2 billion related to stock-based compensation. We exclude these benefits or charges for purposes of calculating non-GAAP net income due to the variability in recognition of discrete tax items from period to period. The tax effects are determined based on the tax jurisdictions where the above items were incurred. See Note 11 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information about our income taxes. Beginning in Fiscal 2025, our non-GAAP income tax is calculated using a fixed estimated annual tax rate which is determined based on historical trends and projections for the current fiscal year. We may adjust our estimated annual tax rate during the fiscal year to take into account events that would significantly impact our income tax expense, including significant changes resulting from tax legislation, material changes in geographic mix of revenue and expenses, changes to our corporate structure, and other significant events.

The following table presents a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP measure for the periods indicated:

	Three Months Ended			Nine Months Ended
	November 1, 2024	% Change	November 3, 2023	November 1, 2024	% Change	November 3, 2023

	(in millions, except percentages)
Product gross margin	$2,749	2%	$2,687	$7,985	(4)%	$8,281
Non-GAAP adjustments:
Amortization of intangibles	60		84	179		247
Stock-based compensation expense	14		12	42		38
Other corporate expenses	4		—	14		15
Non-GAAP product gross margin	$2,827	2%	$2,783	$8,220	(4)%	$8,581

Services gross margin	$2,558	4%	$2,461	$7,439	2%	$7,272
Non-GAAP adjustments:
Stock-based compensation expense	25		25	73		74
Other corporate expenses	27		7	116		49
Non-GAAP services gross margin	$2,610	5%	$2,493	$7,628	3%	$7,395

Gross margin	$5,307	3%	$5,148	$15,424	(1)%	$15,553
Non-GAAP adjustments:
Amortization of intangibles	60		84	179		247
Stock-based compensation expense	39		37	115		112
Other corporate expenses	31		7	130		64
Non-GAAP gross margin	$5,437	3%	$5,276	$15,848	(1)%	$15,976

Operating expenses	$3,639	(1)%	$3,662	$11,494	(3)%	$11,833
Non-GAAP adjustments:
Amortization of intangibles	(108)		(123)	(325)		(376)
Stock-based compensation expense	(159)		(190)	(484)		(563)
Other corporate expenses	(134)		(37)	(544)		(457)
Non-GAAP operating expenses	$3,238	(2)%	$3,312	$10,141	(3)%	$10,437

	Three Months Ended			Nine Months Ended
	November 1, 2024	% Change	November 3, 2023	November 1, 2024	% Change	November 3, 2023

	(in millions, except percentages and per share amounts)
Operating income	$1,668	12%	$1,486	$3,930	6%	$3,720
Non-GAAP adjustments:
Amortization of intangibles	168		207	504		623
Stock-based compensation expense	198		227	599		675
Other corporate expenses	165		44	674		521
Non-GAAP operating income	$2,199	12%	$1,964	$5,707	3%	$5,539

Net income	$1,127	12%	$1,004	$2,923	43%	$2,037
Non-GAAP adjustments:
Amortization of intangibles	168		207	504		623
Stock-based compensation expense	198		227	599		675
Other corporate expenses	166		36	665		566
Fair value adjustments on equity investments	(46)		(8)	(21)		36
Aggregate adjustment for income taxes	(73)		(77)	(836)		(302)
Non-GAAP net income	$1,540	11%	$1,389	$3,834	5%	$3,635

Earnings per share attributable to Dell Technologies Inc. — diluted	$1.58	16%	$1.36	$4.07	46%	$2.78
Non-GAAP adjustments:
Amortization of intangibles	0.23		0.28	0.70		0.84
Stock-based compensation expense	0.28		0.31	0.83		0.91
Other corporate expenses	0.23		0.04	0.92		0.77
Fair value adjustments on equity investments	(0.06)		(0.01)	(0.03)		0.05
Aggregate adjustment for income taxes	(0.10)		(0.10)	(1.16)		(0.41)
Total non-GAAP adjustments attributable to non-controlling interests	(0.01)		—	(0.02)		(0.01)
Non-GAAP earnings per share attributable to Dell Technologies Inc. — diluted	$2.15	14%	$1.88	$5.31	8%	$4.93

In addition to the above measures, we use free cash flow and adjusted free cash flow as non-GAAP liquidity measures to evaluate our performance. As presented in the following table, we define free cash flow as cash flow from operations after excluding capital expenditures and capitalized software costs, net. To measure adjusted free cash flow, we exclude the impact of financing receivables and equipment under operating leases from free cash flow, as the initial funding of these DFS offerings at the time of origination is largely subsequently replaced with cash inflows from our DFS debt, the majority of which is asset-backed.

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

As is the case with the other non-GAAP measures presented above, users should consider the limitations of using free cash flow and adjusted free cash flow, including the fact that those measures do not provide a complete measure of our cash flows for any period. Free cash flow and adjusted free cash flow do not purport to be alternatives to cash flows from operating activities as a measure of liquidity. In particular, free cash flow and adjusted free cash flow are not intended to be a measure of cash flow available for management’s discretionary use, as these measures do not reflect certain cash requirements, such as debt service requirements and other contractual commitments.

The following table presents a reconciliation of free cash flow and adjusted free cash flow to cash flow from operations for the periods indicated:

	Three Months Ended			Nine Months Ended
	November 1, 2024	% Change	November 3, 2023	November 1, 2024	% Change	November 3, 2023

	(in millions, except percentages)
Cash flow from operations	$1,553	(28)%	$2,152	$3,936	(45)%	$7,143
Non-GAAP adjustments:
Capital expenditures and capitalized software development costs, net (a)	(639)		(704)	(1,861)		(2,026)
Free cash flow	$914	(37)%	$1,448	$2,075	(59)%	$5,117

Free cash flow	$914	(37)%	$1,448	$2,075	(59)%	$5,117
Non-GAAP adjustments:
Financing receivables (b)	(233)		(575)	419		(445)
Equipment under operating leases (c)	35		(13)	129		(75)
Adjusted free cash flow	$716	(17)%	$860	$2,623	(43)%	$4,597
____________________
(a)    Capital expenditures and capitalized software development costs, net includes proceeds from sales of facilities, land, and other assets.
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

	Three Months Ended					Nine Months Ended
	November 1, 2024			November 3, 2023		November 1, 2024			November 3, 2023
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue

	(in millions, except percentages and per share amounts)
Net revenue:
Products	$18,290	75.1%	13%	$16,233	73.0%	$53,371	74.5%	11%	$48,204	72.9%
Services	6,076	24.9%	1%	6,018	27.0%	18,265	25.5%	2%	17,903	27.1%
Total net revenue	$24,366	100.0%	10%	$22,251	100.0%	$71,636	100.0%	8%	$66,107	100.0%
Gross margin:
Products	$2,749	15.0%	2%	$2,687	16.6%	$7,985	15.0%	(4)%	$8,281	17.2%
Services	2,558	42.1%	4%	2,461	40.9%	7,439	40.7%	2%	7,272	40.6%
Total gross margin	$5,307	21.8%	3%	$5,148	23.1%	$15,424	21.5%	(1)%	$15,553	23.5%
Operating expenses	$3,639	15.0%	(1)%	$3,662	16.4%	$11,494	16.0%	(3)%	$11,833	17.9%
Operating income	$1,668	6.8%	12%	$1,486	6.7%	$3,930	5.5%	6%	$3,720	5.6%
Net income	$1,127	4.6%	12%	$1,004	4.5%	$2,923	4.1%	43%	$2,037	3.1%
Earnings per share attributable to Dell Technologies — diluted	$1.58		16%	$1.36		$4.07		46%	$2.78
Cash flow from operations	$1,553		(28)%	$2,152		$3,936		(45)%	$7,143

Non-GAAP Financial Information
	Three Months Ended					Nine Months Ended
	November 1, 2024			November 3, 2023		November 1, 2024			November 3, 2023
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue

	(in millions, except percentages and per share amounts)
Non-GAAP gross margin:
Products	$2,827	15.5%	2%	$2,783	17.1%	$8,220	15.4%	(4)%	$8,581	17.8%
Services	2,610	43.0%	5%	2,493	41.4%	7,628	41.8%	3%	7,395	41.3%
Total non-GAAP gross margin	$5,437	22.3%	3%	$5,276	23.7%	$15,848	22.1%	(1)%	$15,976	24.2%
Non-GAAP operating expenses	$3,238	13.3%	(2)%	$3,312	14.9%	$10,141	14.1%	(3)%	$10,437	15.8%
Non-GAAP operating income	$2,199	9.0%	12%	$1,964	8.8%	$5,707	8.0%	3%	$5,539	8.4%
Non-GAAP net income	$1,540	6.3%	11%	$1,389	6.2%	$3,834	5.4%	5%	$3,635	5.5%
Non-GAAP earnings per share attributable to Dell Technologies — diluted	$2.15		14%	$1.88		$5.31		8%	$4.93
Free cash flow	$914		(37)%	$1,448		$2,075		(59)%	$5,117
Adjusted free cash flow	$716		(17)%	$860		$2,623		(43)%	$4,597

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

Overview

During the third quarter and first nine months of Fiscal 2025, net revenue increased by 10% and 8%, respectively, driven by an increase in ISG net revenue that was partially offset by a decrease in other businesses net revenue and, to a lesser extent, CSG net revenue. The increase in ISG net revenue was driven by growth in our servers and networking offerings. Other businesses net revenue declined primarily due to a decrease in VMware Resale revenue as we no longer act as a distributor of standalone VMware offerings. The decline in CSG net revenue was attributable to a decrease in sales of our consumer offerings.

During the third quarter of Fiscal 2025, both operating income and non-GAAP operating income increased by 12%, to $1.7 billion and $2.2 billion, respectively. During the first nine months of Fiscal 2025, operating income and non-GAAP operating income increased by 6% to $3.9 billion and 3% to $5.7 billion, respectively. During both the third quarter and first nine months of Fiscal 2025, the increases in operating income and non-GAAP operating income were primarily attributable to an increase in ISG operating income driven by our servers and networking offerings, which was largely offset by a decrease in CSG operating income.

During the third quarter of Fiscal 2025, operating income and non-GAAP operating income as a percentage of net revenue increased 10 basis points to 6.8% and increased 20 basis points to 9.0%, respectively. During the first nine months of Fiscal 2025, operating income and non-GAAP operating income as a percentage of net revenue decreased 10 basis points to 5.5% and 40 basis points to 8.0%, respectively. Operating income and non-GAAP operating income as a percentage of net revenue during both the third quarter and first nine months of Fiscal 2025 were impacted by a decline in gross margin as a percentage of net revenue due to a shift in mix towards AI-optimized server offerings and a competitive CSG pricing environment. The decline in gross margin as a percentage of net revenue was offset by the favorable impact of a decrease in operating expense rate that was driven by strong ISG net revenue growth coupled with continued disciplined cost management.

Cash provided by operating activities was $3.9 billion during the first nine months of Fiscal 2025, and was driven by profitability, partially offset by working capital dynamics. Working capital was primarily impacted by AI dynamics, which led to higher inventory, accounts receivable, and accounts payable levels. During the first nine months of Fiscal 2024, cash provided by operating activities was $7.1 billion, which was primarily driven by profitability and working capital management as we reduced inventory, demonstrated strong cash collections performance, and benefited from the timing of purchases and payments to vendors. Cash provided by operating activities also reflected the impact of the $0.9 billion net payment to settle the Class V transaction litigation and $0.4 billion in proceeds from the sale of our U.S. consumer revolving customer receivables portfolio. See “Liquidity, Cash Requirements, and Market Conditions” for additional information about our cash flow metrics.

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

Net Revenue

During the third quarter and first nine months of Fiscal 2025, net revenue increased 10% and 8%, respectively, primarily driven by an increase in ISG net revenue that was partially offset by a decrease in other businesses net revenue and, to a lesser extent, CSG net revenue. See “Business Unit Results” for further information.

•Product Net Revenue — Product net revenue includes revenue from the sale of hardware products and software licenses. During the third quarter of Fiscal 2025, product net revenue increased 13% due to an increase in ISG product net revenue driven by growth in our servers and networking offerings. The increase was partially offset by a decline in CSG product net revenue as a result of a decrease in units sold within our consumer offerings, as well as a decline in other businesses product net revenue as we no longer act as a distributor of standalone VMware offerings.

During the first nine months of Fiscal 2025, product net revenue increased 11% due to an increase in ISG product net revenue driven by growth in our servers and networking offerings. The increase was partially offset by a decrease in CSG product net revenue as a result of a decrease in the average selling prices of our CSG offerings and, to a lesser extent, a decline in units sold within our consumer offerings, as well as a decline in other businesses product net revenue as we no longer act as a distributor of standalone VMware offerings.

•Services Net Revenue — Services net revenue includes revenue from our services offerings and support services related to hardware products and software licenses. During the third quarter and first nine months of Fiscal 2025, services net revenue increased 1% and 2%, respectively, driven primarily by growth within services net revenue attributable to CSG and, to a lesser extent, services net revenue attributable to ISG, partially offset by a decline in other businesses services net revenue. The increase in services net revenue was primarily attributable to CSG third-party software support and maintenance and, to a lesser extent, support and maintenance associated with products sold in prior periods within both ISG and CSG. Other businesses services net revenue declined as we no longer act as a distributor of standalone VMware offerings.

A substantial portion of services net revenue is derived from offerings that have been deferred over a period of time, and, as a result, reported growth rates for services net revenue will be different than reported growth rates for product net revenue.

From a geographical perspective, net revenue increased in the Americas and, to a lesser extent, the Asia Pacific and Japan (“APJ”) and Europe, the Middle East and Africa (“EMEA”) regions during the third quarter of Fiscal 2025. Net revenue increased in both the Americas and APJ and decreased in EMEA during the first nine months of Fiscal 2025.

Gross Margin

During the third quarter of Fiscal 2025, both gross margin and non-GAAP gross margin increased 3%, to $5.3 billion and $5.4 billion, respectively, driven by an increase in ISG gross margin that was largely offset by a decrease in CSG gross margin. During the first nine months of Fiscal 2025, both gross margin and non-GAAP gross margin decreased 1%, to $15.4 billion and $15.8 billion, respectively, driven by a decrease in CSG gross margin that was largely offset by an increase in ISG gross margin. The increase in ISG gross margin during both the third quarter and first nine months of Fiscal 2025 was primarily attributable to growth in our AI-optimized server offerings. The decrease in CSG gross margin during both the third quarter and first nine months of Fiscal 2025 was primarily attributable to a competitive pricing environment.

During the third quarter of Fiscal 2025, gross margin and non-GAAP gross margin percentage decreased 130 basis points to 21.8% and 140 basis points to 22.3%, respectively. During the first nine months of Fiscal 2025, gross margin and non-GAAP gross margin percentage decreased 200 basis points to 21.5% and 210 basis points to 22.1%, respectively. The decreases in gross margin percentage and non-GAAP gross margin percentage during both the third quarter and first nine months of Fiscal 2025 were primarily driven by a shift in mix towards AI-optimized server offerings and a competitive CSG pricing environment.

•Product Gross Margin — During the third quarter of Fiscal 2025, both product gross margin and non-GAAP product gross margin increased 2%, to $2.7 billion and $2.8 billion, respectively, primarily driven by an increase in ISG product gross margin that was largely offset by a decrease in CSG product gross margin. During the first nine months of Fiscal 2025, both product gross margin and non-GAAP product gross margin decreased 4% to $8.0 billion and $8.2 billion, respectively, primarily driven by a decrease in CSG product gross margin that was partially offset by an increase in ISG product gross margin. The increase in ISG product gross margin during both the third quarter and first nine months of Fiscal 2025 was primarily attributable to growth in our AI-optimized server offerings. The decline in CSG product gross margin during both the third quarter and first nine months of Fiscal 2025 was primarily attributable to a competitive pricing environment.

During the third quarter of Fiscal 2025, both product gross margin percentage and non-GAAP product gross margin percentage decreased 160 basis points, to 15.0% and 15.5%, respectively. During the first nine months of Fiscal 2025, product gross margin percentage and non-GAAP product gross margin percentage decreased 220 basis points to 15.0% and 240 basis points to 15.4%, respectively. The declines during both the third quarter and first nine months of Fiscal 2025 were primarily attributable to a shift in mix towards our AI-optimized server offerings and a competitive CSG pricing environment.

•Services Gross Margin — During the third quarter of Fiscal 2025, services gross margin and non-GAAP services gross margin increased 4% to $2.6 billion and 5% to $2.6 billion, respectively. During the first nine months of Fiscal 2025, services gross margin and non-GAAP services gross margin increased 2% to $7.4 billion and 3% to $7.6 billion, respectively. During both the third quarter and first nine months of Fiscal 2025, services gross margin and non-GAAP services gross margin benefited from an increase in support and maintenance associated with products sold in prior periods within both ISG and CSG and, to a lesser extent, an increase CSG third-party software support and maintenance.

During the third quarter of Fiscal 2025, services gross margin percentage and non-GAAP services gross margin percentage increased 120 basis points to 42.1% and 160 basis points to 43.0%, respectively. During the first nine months of Fiscal 2025, services gross margin percentage and non-GAAP services gross margin percentage increased 10 basis points to 40.7% and 50 basis points to 41.8%, respectively. The increases in services gross margin percentage and non-GAAP services gross margin percentage were primarily driven by a shift in mix as we no longer act as a distributor of standalone VMware offerings.

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

The terms and conditions of our vendor rebate programs are largely based on product volumes and are generally negotiated either at the beginning of the annual or quarterly period, depending on the program. The timing and amount of vendor rebates and other discounts we receive under the programs may vary from period to period, reflecting changes in the competitive environment. We monitor our component costs and seek to address the effects of any changes to terms that might arise under our vendor rebate programs. Our gross margins for the third quarter and first nine months of Fiscal 2025 were not materially affected by any changes to the terms of our vendor rebate programs, as the amounts we received under these programs were generally stable relative to our total net cost. We are not aware of any significant changes to our vendor rebate programs that will materially impact our results in the near term.

Operating Expenses

The following table presents information regarding our operating expenses for the periods indicated:

	Three Months Ended					Nine Months Ended
	November 1, 2024			November 3, 2023		November 1, 2024			November 3, 2023
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue

	(in millions, except percentages)
Operating expenses:
Selling, general, and administrative	$2,894	11.9%	(3)%	$2,970	13.3%	$9,206	12.8%	(6)%	$9,748	14.7%
Research and development	745	3.1%	8%	692	3.1%	2,288	3.2%	10%	2,085	3.2%
Total operating expenses	$3,639	15.0%	(1)%	$3,662	16.4%	$11,494	16.0%	(3)%	$11,833	17.9%

	Three Months Ended					Nine Months Ended
	November 1, 2024			November 3, 2023		November 1, 2024			November 3, 2023
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue

	(in millions, except percentages)
Non-GAAP operating expenses	$3,238	13.3%	(2)%	$3,312	14.9%	$10,141	14.1%	(3)%	$10,437	15.8%

During the third quarter and first nine months of Fiscal 2025, total operating expenses decreased 1% and 3%, respectively, due to a decline in selling, general, and administrative expenses.

•Selling, General, and Administrative — During the third quarter and first nine months of Fiscal 2025, selling, general, and administrative expenses decreased 3% and 6%, respectively, driven by a decrease in employee compensation and benefits expense, principally due to a decline in overall headcount.

•Research and Development — Research and development (“R&D”) expenses are primarily composed of personnel-related expenses incurred in connection with product development. R&D expenses increased 8% and 10%, respectively, during the third quarter and first nine months of Fiscal 2025, principally due to an increase in R&D-related employee compensation and benefits expense.

As a percentage of net revenue, R&D expenses for both the third quarter of Fiscal 2025 and Fiscal 2024 were 3.1% and for both the first nine months of Fiscal 2025 and Fiscal 2024 were 3.2%. We continue to support R&D initiatives to innovate and introduce new and enhanced solutions into the market.

During the third quarter and first nine months of Fiscal 2025, non-GAAP operating expenses decreased 2% and 3%, respectively, driven by a decline in employee compensation and benefits expense, primarily resulting from a decline in overall headcount. The decline in employee compensation and benefits expense was partially offset by continued support of R&D initiatives.

We continue to make strategic investments designed to enable growth and innovation, while balancing our efforts to drive cost efficiencies in the business. We also expect to continue making investments in support of our own digital transformation, which aims to streamline and optimize our business processes.

Operating Income

During the third quarter of Fiscal 2025, both operating income and non-GAAP operating income increased by 12%, to $1.7 billion and $2.2 billion, respectively. During the first nine months of Fiscal 2025, operating income and non-GAAP operating income increased by 6% to $3.9 billion and 3% to $5.7 billion, respectively. During both the third quarter and first nine months of Fiscal 2025, the increases in operating income and non-GAAP operating income were primarily attributable to an increase in ISG operating income driven by our servers and networking offerings, which was largely offset by a decrease in CSG operating income.

During the third quarter of Fiscal 2025, operating income and non-GAAP operating income as a percentage of net revenue increased 10 basis points to 6.8% and increased 20 basis points to 9.0%, respectively. During the first nine months of Fiscal 2025, operating income and non-GAAP operating income as a percentage of net revenue decreased 10 basis points to 5.5% and 40 basis points to 8.0%, respectively. Operating income and non-GAAP operating income as a percentage of net revenue during both the third quarter and first nine months of Fiscal 2025 were impacted by a decline in gross margin as a percentage of net revenue due to a shift in mix towards AI-optimized server offerings and a competitive CSG pricing environment. The decline in gross margin as a percentage of net revenue was offset by the favorable impact of a decrease in operating expense rate that was driven by strong ISG net revenue growth coupled with continued disciplined cost management.

Interest and Other, Net

The following table presents information regarding interest and other, net for the periods indicated:

	Three Months Ended		Nine Months Ended
	November 1, 2024	November 3, 2023	November 1, 2024	November 3, 2023

	(in millions)
Interest and other, net:
Investment income, primarily interest	$35	$88	$127	$213
Gain (loss) on investments, net	46	8	21	(36)
Interest expense	(321)	(371)	(1,051)	(1,128)
Foreign exchange	(29)	(30)	(80)	(127)
Other	(7)	(1)	(19)	(43)
Total interest and other, net	$(276)	$(306)	$(1,002)	$(1,121)

During both the third quarter and first nine months of Fiscal 2025, the change in interest and other, net was favorable, primarily due to a reduction in interest expense and gains recognized within our strategic investments portfolio, partially offset by a decline in interest income on investments.

Income and Other Taxes

The following table presents information regarding our income and other taxes for the periods indicated:

	Three Months Ended		Nine Months Ended
	November 1, 2024	November 3, 2023	November 1, 2024	November 3, 2023

	(in millions, except percentages)
Income before income taxes	$1,392	$1,180	$2,928	$2,599
Income tax expense	$265	$176	$5	$562
Effective income tax rate	19.0%	14.9%	0.2%	21.6%

For the third quarter of Fiscal 2025 and Fiscal 2024, our effective income tax rate was 19.0% and 14.9%, respectively. For the first nine months of Fiscal 2025 and Fiscal 2024, our effective income tax rate was 0.2% and 21.6%, respectively. The changes in our effective income tax rate were primarily driven by discrete tax items. For the first nine months of Fiscal 2025, we recorded discrete tax benefits of $0.4 billion related to changes in uncertain tax benefits resulting from the expiration of certain statutes of limitations and $0.2 billion related to stock-based compensation.

Our effective income tax rate can fluctuate depending on the geographic distribution of our worldwide earnings, as our foreign earnings are generally taxed at lower rates than in the United States. The differences between our effective income tax rates and the U.S. federal statutory rate of 21% principally result from the geographical distribution of income, differences between the book and tax treatment of certain items, and discrete tax items. In certain jurisdictions, our tax rate is significantly less than the applicable statutory rate as a result of tax holidays. The majority of our foreign income subject to these tax holidays is attributable to Singapore and China. A significant portion of these income tax benefits relates to a tax holiday that will be effective until January 31, 2029. Most of our other tax holidays will expire in whole or in part during Fiscal 2030 and Fiscal 2031. Many of these tax holidays and reduced tax rates may be extended when certain conditions are met or may be terminated early if certain conditions are not met or as a result of changes in tax legislation. As of November 1, 2024, we were not aware of any matters of non-compliance.

Many countries, including Singapore, a country in which we have a tax holiday, have enacted or are in the process of enacting laws based on the Pillar Two proposal relating to a global minimum tax issued by the Organisation for Economic Co-operation and Development (“OECD”). While we expect our effective income tax rate and cash income tax payments will increase in future years as a result of the global minimum tax, we do not expect the tax will have a material impact on our Fiscal 2025 consolidated results of operations. Our assessment could be affected by legislative guidance and future enactment of additional provisions within the Pillar Two framework.

For further discussion regarding tax matters, including the status of income tax audits, see Note 11 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Net Income

During the third quarter of Fiscal 2025, net income and non-GAAP net income increased 12% to $1.1 billion and 11% to $1.5 billion, respectively, due to an increase in operating income.

During the first nine months of Fiscal 2025, net income and non-GAAP net income increased 43% to $2.9 billion and 5% to $3.8 billion, respectively. Net income increased primarily due to a reduction in income tax expense and, to a lesser extent, an increase in operating income. Non-GAAP net income increased primarily due to an increase in operating income.

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

Infrastructure Solutions Group

The following table presents net revenue and operating income attributable to ISG for the periods indicated:

	Three Months Ended			Nine Months Ended
	November 1, 2024	% Change	November 3, 2023	November 1, 2024	% Change	November 3, 2023

	(in millions, except percentages)
Net revenue:
Servers and networking	$7,364	58%	$4,656	$20,502	61%	$12,767
Storage	4,004	4%	3,843	11,739	—%	11,786
Total ISG net revenue	$11,368	34%	$8,499	$32,241	31%	$24,553

Operating income:
ISG operating income	$1,508	41%	$1,069	$3,528	23%	$2,858
% of segment net revenue	13.3%		12.6%	10.9%		11.6%

Net Revenue — During the third quarter and first nine months of Fiscal 2025, ISG net revenue increased 34% and 31%, respectively, driven by strength in our servers and networking offerings.

Net revenue from sales of servers and networking increased 58% and 61%, respectively, during the third quarter and first nine months of Fiscal 2025. The increase in servers and networking net revenue was driven by growth in our AI-optimized server offerings and, to a lesser extent, our traditional server and networking offerings.

Storage net revenue increased 4% and remained flat, respectively, during the third quarter and first nine months of Fiscal 2025. During the third quarter of Fiscal 2025, storage net revenue increased primarily due to an increase in net revenue of our hyper-converged infrastructure offerings.

From a geographical perspective, net revenue attributable to ISG increased in the Americas and, to a lesser extent, in APJ and EMEA during the third quarter and first nine months of Fiscal 2025.

Operating Income — During the third quarter of Fiscal 2025, ISG operating income as a percentage of net revenue increased 70 basis points to 13.3%, due to a decline in operating expense as a percentage of net revenue that outpaced the decline in gross margin rate. Operating expense as a percentage of net revenue declined due to strong ISG net revenue growth coupled with continued disciplined cost management. Gross margin rate decreased primarily as the result of a shift in mix towards AI-optimized server offerings.

During the first nine months of Fiscal 2025, ISG operating income as a percentage of net revenue decreased 70 basis points to 10.9%, due to a decline in gross margin rate that outpaced the decline in operating expense as a percentage of net revenue. Gross margin rate decreased primarily as the result of a shift in mix towards AI-optimized server offerings. Operating expense as a percentage of net revenue declined primarily due to strong ISG net revenue growth coupled with continued disciplined cost management.

Client Solutions Group

The following table presents net revenue and operating income attributable to CSG for the periods indicated:

	Three Months Ended			Nine Months Ended
	November 1, 2024	% Change	November 3, 2023	November 1, 2024	% Change	November 3, 2023

	(in millions, except percentages)
Net revenue:
Commercial	$10,138	3%	$9,835	$30,848	2%	$30,251
Consumer	1,993	(18)%	2,441	5,664	(19)%	6,950
Total CSG net revenue	$12,131	(1)%	$12,276	$36,512	(2)%	$37,201

Operating income:
CSG operating income	$694	(25)%	$925	$2,193	(21)%	$2,786
% of segment net revenue	5.7%		7.5%	6.0%		7.5%

Net Revenue — During the third quarter of Fiscal 2025, CSG net revenue declined 1% primarily due to a decrease in units sold, partially offset by an increase in the average selling prices of our offerings. During the first nine months of Fiscal 2025, CSG net revenue declined 2% principally due to a decrease in units sold and, to a lesser extent, a decline in the average selling prices of our offerings.

Commercial net revenue increased 3% and 2%, respectively, during the third quarter and first nine months of Fiscal 2025, principally due to an increase in units sold.

Consumer net revenue decreased 18% and 19%, respectively, during the third quarter and first nine months of Fiscal 2025, principally due to a decline in units sold. During the first nine months of Fiscal 2025, consumer net revenue also declined as a result of a decline in the average selling prices of our consumer offerings.

From a geographical perspective, net revenue attributable to CSG decreased in APJ and EMEA and increased in the Americas during the third quarter of Fiscal 2025. During the first nine months of Fiscal 2025, net revenue attributable to CSG decreased in APJ and the Americas and increased in EMEA.

Operating Income — During the third quarter and first nine months of Fiscal 2025, CSG operating income as a percentage of net revenue decreased 180 basis points to 5.7% and 150 basis points to 6.0%, respectively, primarily due to a decline in gross margin rate, partially offset by a decrease in operating expenses as a percentage of net revenue. The decline in gross margin rate was primarily the result of a competitive pricing environment. The decline in operating expenses as a percentage of net revenue was due to continued disciplined cost management.

OTHER BALANCE SHEET ITEMS

Accounts Receivable

We sell products and services directly to customers and through a variety of sales channels, including retail distribution. Our accounts receivable, net, was $11.2 billion and $9.3 billion as of November 1, 2024 and February 2, 2024, respectively. Accounts receivable, net, was elevated due to growth in our AI-optimized server offerings and the timing of cash receipts. We maintain an allowance for expected credit losses to cover receivables that may be deemed uncollectible. The allowance for expected credit losses is an estimate based on an analysis of historical loss experience, current receivables aging, and management’s assessment of current conditions and its reasonable and supportable expectation of future conditions, as well as specific identifiable customer accounts that are deemed at risk. As of November 1, 2024 and February 2, 2024, the allowance for expected credit losses was $62 million and $71 million, respectively. Based on our assessment, we believe that we are adequately reserved for expected credit losses.

Dell Financial Services and Financing Receivables

We offer or arrange various financing options and services for our customers globally, including through captive financing operations. DFS originates, collects, and services customer receivables primarily related to the purchase of our product, software, and services solutions. We further strengthen customer relationships through flexible consumption models, including utility, subscription, and as-a-Service models, which enable our customers the option to pay over time to provide them with financial and operational flexibility. New financing originations were $1.6 billion and $1.8 billion for the third quarter of Fiscal 2025 and Fiscal 2024, respectively, and $5.9 billion and $6.0 billion for first nine months of Fiscal 2025 and Fiscal 2024, respectively.

Our leases are generally classified as sales-type leases or operating leases. On commencement of sales-type leases, we recognize profit up-front, and recognize amounts due from the customer under the lease contract as financing receivables. Interest income is recognized as net product revenue over the term of the lease. Upon origination of operating leases, we record equipment under operating leases, classified as property, plant, and equipment, net. We recognize product revenue and depreciation expense, classified as cost of net revenue, over the contract term.

As of November 1, 2024 and February 2, 2024, our financing receivables, net were $10.9 billion and $10.5 billion, respectively. We maintain an allowance to cover expected financing receivables credit losses and evaluate credit loss expectations based on our total portfolio. The principal charge-off rate for our financing receivables portfolio was 1.4% and 0.6% for the third quarter of Fiscal 2025 and Fiscal 2024, respectively, and 0.8% and 0.6% for the first nine months of Fiscal 2025 and Fiscal 2024, respectively. The credit quality of our financing receivables remains strong due to the mix of high-quality commercial accounts in our portfolio. We continue to monitor broader economic indicators and their potential impact on future credit loss performance. We have an extensive process to manage our exposure to customer credit risk, including active management of credit lines and our collection activities. We also sell selected fixed-term financing receivables without recourse to unrelated third parties on a periodic basis, primarily to manage certain concentrations of customer credit exposure. Based on our assessment of the customer financing receivables, we believe that we are adequately reserved.

We retain a residual interest in equipment leased under our lease programs. As of November 1, 2024 and February 2, 2024, the residual interest recorded as part of financing receivables was $169 million and $157 million, respectively. The amount of the residual interest is established at the inception of the lease based upon estimates of the value of the equipment at the end of the lease term using historical studies, industry data, and future value-at-risk demand valuation methods. On a quarterly basis, we assess the carrying amount of our recorded residual values for expected losses. Generally, expected losses as a result of residual value risk on equipment under lease are not considered to be significant primarily because of the existence of a secondary market with respect to the equipment. Further, the lease agreement defines applicable return conditions and remedies for non-compliance to ensure that the leased equipment will be in good operating condition upon return. No expected losses were recorded related to residual assets during the third quarter and first nine months of Fiscal 2025 and Fiscal 2024.

As of both November 1, 2024 and February 2, 2024, equipment under operating leases, net was $2.2 billion. We assess the carrying amount of the equipment under operating leases for impairment whenever events or circumstances may indicate that an impairment has occurred. No material impairment losses were recorded related to such equipment during the third quarter and first nine months of Fiscal 2025 and Fiscal 2024.

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

The following table presents our cash and cash equivalents as well as our available borrowings as of the dates indicated:

	November 1, 2024	February 2, 2024

	(in millions)
Cash and cash equivalents, and available borrowings:
Cash and cash equivalents	$5,225	$7,366
Remaining available borrowings under the revolving credit facility	5,999	5,999
Total cash and cash equivalents, and available borrowings	$11,224	$13,365

During the first nine months of Fiscal 2025, cash and cash equivalents decreased by $2.1 billion primarily due to the return of capital to our stockholders, capital expenditures, net repayment of Senior Notes and DFS debt, and payments to settle employee tax withholdings on stock-based compensation, the effect of which was partially offset by cash flows from operations.

As of November 1, 2024, our revolving credit facility had a maximum capacity of $6.0 billion. Available borrowings under this facility are reduced by draws on the facility and outstanding letters of credit. As of November 1, 2024, there were no borrowings outstanding under the facility and remaining available borrowings totaled approximately $6.0 billion. The revolving credit facility also acts as a backstop to provide liquidity support for our commercial paper program.

We maintain a commercial paper program under which we may issue unsecured notes in a maximum aggregate face amount of $5.0 billion outstanding at any time, with maturities up to 397 days from the date of issue. As of November 1, 2024, we had no outstanding issuances under the program.

We may regularly use our available borrowings from the revolving credit facility and issuances under the commercial paper program, generally on a short-term basis, for general corporate purposes. See the following discussion for additional information about our debt.

Debt

The following table presents our outstanding debt as of the dates indicated:

	November 1, 2024	Change	February 2, 2024

	(in millions)
Core debt
Senior Notes	$15,073	$(534)	$15,607
Legacy Notes	952	—	952
DFS allocated debt	(2,263)	(623)	(1,640)
Total core debt	13,762	(1,157)	14,919
DFS related debt
DFS debt	9,171	(321)	9,492
DFS allocated debt	2,263	623	1,640
Total DFS related debt	11,434	302	11,132
Other	56	(115)	171
Total debt, principal amount	25,252	(970)	26,222
Carrying value adjustments	(230)	(2)	(228)
Total debt, carrying value	$25,022	$(972)	$25,994

The outstanding principal amount of our debt decreased $1.0 billion to $25.3 billion as of November 1, 2024, driven primarily by net repayments of our Senior Notes and DFS debt.

We define core debt as the total principal amount of our debt, less DFS related debt and other debt. Our core debt was $13.8 billion and $14.9 billion as of November 1, 2024 and February 2, 2024, respectively. See Note 6 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information about our debt.

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

Cash Flows

The following table presents a summary of our Condensed Consolidated Statements of Cash Flows for the periods indicated:

	Nine Months Ended
	November 1, 2024	November 3, 2023

	(in millions)
Net change in cash from:
Operating activities	$3,936	$7,143
Investing activities	(1,537)	(2,114)
Financing activities	(4,424)	(5,275)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(78)	(200)
Change in cash, cash equivalents, and restricted cash	$(2,103)	$(446)

Operating Activities — Cash provided by operating activities was $3.9 billion during the first nine months of Fiscal 2025, and was driven by profitability, partially offset by working capital dynamics. Working capital was primarily impacted by AI dynamics, which led to higher inventory, accounts receivable, and accounts payable levels. During the first nine months of Fiscal 2024, cash provided by operating activities was $7.1 billion, which was primarily driven by profitability and working capital management as we reduced inventory, demonstrated strong cash collections performance, and benefited from the timing of purchases and payments to vendors. Cash provided by operating activities also reflected the impact of the $0.9 billion net payment to settle the Class V transaction litigation and $0.4 billion in proceeds from the sale of our U.S. consumer revolving customer receivables portfolio.

Investing Activities — Investing activities primarily consist of cash used to fund capital expenditures for property, plant, and equipment inclusive of equipment under DFS operating leases and equipment used to support our as-a-Service offerings, which we refer to collectively as assets in a customer contract. Additional activities may include capitalized software development costs, acquisitions and divestitures, and the maturities, sales, and purchases of investments. Cash used in investing activities was $1.5 billion and $2.1 billion during the first nine months of Fiscal 2025 and Fiscal 2024, respectively, and was primarily applied to capital expenditures.

Financing Activities — Financing activities primarily consist of the proceeds and repayments of debt and return of capital to our stockholders. Cash used in financing activities was $4.4 billion during the first nine months of Fiscal 2025 and primarily consisted of repurchases of common stock, inclusive of payments to settle employee tax withholdings on stock-based compensation, net repayments of our Senior Notes and DFS debt, and the payment of quarterly dividends. During the first nine months of Fiscal 2024, cash used in financing activities was $5.3 billion and primarily consisted of principal repayments of our Senior Notes, repurchases of common stock, inclusive of payments to settle employee tax withholdings on stock-based compensation, and the payment of quarterly dividends.

DFS Cash Flow Impacts — DFS offerings are initially funded through cash on hand at the time of origination, most of which is subsequently replaced with asset-backed financing. For DFS offerings that qualify as sales-type leases, the initial funding of financing receivables is reflected as an impact to cash flows from operations and is largely subsequently offset by cash proceeds from financing. For operating leases, the initial funding is classified as a capital expenditure and reflected as cash flows used in investing activities. DFS new financing originations were $5.9 billion and $6.0 billion during the first nine months of Fiscal 2025 and Fiscal 2024, respectively. As of November 1, 2024, we had $10.9 billion of total net financing receivables and $2.2 billion of equipment under operating leases, net.

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

Capital Commitments and Other Cash Requirements

Capital Expenditures — We spent $1.9 billion and $2.0 billion during the first nine months of Fiscal 2025 and Fiscal 2024, respectively, on property, plant, and equipment and capitalized software development costs. Of total expenditures incurred, funding of assets in a customer contract totaled $1.0 billion and $0.9 billion during the first nine months of Fiscal 2025 and Fiscal 2024, respectively. Product demand, product mix, the use of contract manufacturers, and ongoing investments in operating and information technology infrastructure influence the level and prioritization of our capital expenditures.

Repurchases of Common Stock — Effective as of September 23, 2021, our Board of Directors approved a stock repurchase program with no fixed expiration date under which we are authorized to repurchase up to $5.0 billion of shares of our Class C Common Stock, exclusive of any fees, commissions, or other expenses related to such repurchases. Effective as of October 5, 2023, the Board of Directors approved the repurchase of an additional $5.0 billion of shares of the Class C Common Stock with no fixed expiration date. Following the additional approval, we had approximately $5.7 billion in cumulative authorized amount remaining under the stock repurchase program.

During the first nine months of Fiscal 2025, we repurchased approximately 16 million shares of Class C Common Stock for a total purchase price of approximately $1.8 billion. During the first nine months of Fiscal 2024, we repurchased approximately 22 million shares of Class C Common Stock for a total purchase price of approximately $1.3 billion.

Dividend Payments — On February 29, 2024, we announced that the Board of Directors approved a 20% increase in the dividend rate to $0.445 per share per fiscal quarter beginning in the first quarter of Fiscal 2025. During the first nine months of Fiscal 2025 and Fiscal 2024, the Company paid $1.0 billion and $0.8 billion in dividends and dividend equivalents at a rate of $0.445 and $0.37 per share per fiscal quarter, respectively.

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

As of November 1, 2024, the Company had purchase obligations of $8.1 billion, of which $6.9 billion was payable within 12 months.

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

The following table presents summarized results of operations information for the Obligor Group for the period indicated:

Nine Months Ended
November 1, 2024
(in millions)
Net revenue (a)	$6,171
Gross margin (b)	2,995
Operating income (c)	360
Interest and other, net (d)	(3,044)
Loss before income taxes	$(2,684)
Net loss attributable to Obligor Group	$(1,916)
____________________
(a)    Includes net revenue from Non-Obligor Subsidiaries of $247 million.
(b)    Includes cost of net revenue from the resale of solutions purchased from Non-Obligor Subsidiaries of $808 million.
(c)    Includes operating expenses from shared services provided by Non-Guarantor Subsidiaries of $382 million.
(d)    Includes interest expense on intercompany loan payables of $2,370 million.

The following table presents summarized balance sheet information for the Obligor Group as of the dates indicated:

	November 1, 2024	February 2, 2024

	(in millions)
ASSETS
Current assets	$2,840	$2,631
Intercompany receivables	—	281
Short-term intercompany loan receivables	230	92
Total current assets	3,070	3,004
Goodwill and intangible assets	14,166	14,447
Other non-current assets	3,334	3,437
Total assets	$20,570	$20,888
LIABILITIES
Current liabilities	$3,520	$5,255
Intercompany payable	2,114	—
Total current liabilities	5,634	5,255
Long-term debt	15,818	15,353
Intercompany loan payables	41,645	41,617
Other non-current liabilities	3,155	3,473
Total liabilities	$66,252	$65,698

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

In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 1, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of November 1, 2024.

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

There were no other changes in our internal control over financial reporting during the fiscal quarter ended November 1, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

The information required by this item is incorporated herein by reference to the information set forth under the caption “Legal Matters” in Note 10 of the Notes to the Condensed Consolidated Financial Statements included in Part I of this report.

ITEM 1A — RISK FACTORS

In addition to the risks and uncertainties set forth in this report, the risks discussed in “Part I — Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 2, 2024 could materially affect our business, operating results, financial condition, or prospects. The risks described in our Annual Report on Form 10-K and our subsequent SEC reports are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that also may materially adversely affect our business, operating results, financial condition, or prospects.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities

The following table presents information with respect to our purchases of Class C Common Stock during the third quarter of Fiscal 2025:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

	(in millions, except per share amounts)
Repurchases from August 3, 2024 to August 30, 2024	2.5	$102.79	2.5	$2,716
Repurchases from August 31, 2024 to September 27, 2024	0.7	$113.65	0.7	$2,640
Repurchases from September 28, 2024 to November 1, 2024	0.5	$121.23	0.5	$2,571
Total	3.7		3.7

This table excludes U.S. federal excise taxes and shares withheld from stock awards to settle employee withholding obligations related to the vesting of such awards.

Effective as of September 23, 2021, our Board of Directors approved our current stock repurchase program with no established expiration date under which we may repurchase from time to time, through open market purchases, block trades, or accelerated or other structured share purchases, up to $5 billion of shares of Class C Common Stock, exclusive of any fees, excise taxes, commissions, or other expenses related to such repurchases.

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

ITEM 5 — OTHER INFORMATION

Trading Arrangements

During the three months ended November 1, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, or to be effected under any non-Rule 10b5-1 trading arrangement.

ITEM 6 — EXHIBITS

Exhibit Number	Description
4.1†
Consent to the Extension of Registration Rights Under the Second Amended and Restated Registration Rights Agreement, dated September 12, 2024, among Dell Technologies Inc. and SL SPV-2 L.P., Silver Lake Partners IV, L.P., Silver Lake Technology Investors IV, L.P., Silver Lake Partners V DE (AIV), L.P., Silver Lake Technology Investors V, L.P.

4.2
2030 Notes Supplemental Indenture No. 1, dated as of October 8, 2024, among Dell International L.L.C, EMC Corporation, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 8, 2024) (Commission File No. 001-37867).

4.3
2035 Notes Supplemental Indenture No. 1, dated as of October 8, 2024, among Dell International L.L.C, EMC Corporation, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 8, 2024) (Commission File No. 001-37867).

4.4	Form of Global Note for 4.350% Senior Notes due 2030 (included in Exhibit 4.2)
4.5	Form of Global Note for 4.850% Senior Notes due 2035 (included in Exhibit 4.3)
22.1†	List of Guarantor Subsidiaries and Issuers of Guaranteed Securities
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

Date: December 10, 2024