Form 10-Q
period 2025-05-02
Dell Technologies Inc.
filed 2025-06-10
CIK 1571996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	May 2, 2025
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 3, 2025, there were 678,849,474 shares of the registrant’s common stock outstanding, consisting of 339,719,010 outstanding shares of Class C Common Stock, 276,762,341 outstanding shares of Class A Common Stock, and 62,368,123 outstanding shares of Class B Common Stock.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “may,” “will,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “aim,” “seek,” and similar expressions as they relate to us or our management are intended to identify these forward-looking statements. All statements by us regarding our expected financial position, revenues, cash flows and other operating results, business strategy, legal proceedings, and similar matters are forward-looking statements. Our expectations expressed or implied in these forward-looking statements may not turn out to be correct. Our results could be materially different from our expectations because of various risks, including the risks discussed in “Part I — Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025, in this report and in our other periodic and current reports filed with the Securities and Exchange Commission (“SEC”). Any forward-looking statement speaks only as of the date as of which such statement is made, and, except as required by law, we undertake no obligation to update any forward-looking statement after the date as of which such statement was made, whether to reflect changes in circumstances or our expectations, the occurrence of unanticipated events, or otherwise.

DELL TECHNOLOGIES INC.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in millions; unaudited)

	May 2, 2025	January 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$7,700	$3,633
Accounts receivable, net of allowance of $82 and $63	9,785	10,298
Short-term financing receivables, net of allowance of $74 and $78	5,381	5,304
Inventories	7,415	6,716
Other current assets	12,644	9,610
Current assets held for sale	—	668
Total current assets	42,925	36,229
Property, plant, and equipment, net	6,383	6,336
Long-term investments	1,591	1,496
Long-term financing receivables, net of allowance of $70 and $75	6,042	5,927
Goodwill	19,315	19,120
Intangible assets, net	4,868	4,988
Other non-current assets	5,745	5,650
Total assets	$86,869	$79,746
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$4,845	$5,204
Accounts payable	25,349	20,832
Accrued and other	6,321	6,597
Short-term deferred revenue	13,907	13,673
Current liabilities held for sale	—	221
Total current liabilities	50,422	46,527
Long-term debt	23,936	19,363
Long-term deferred revenue	12,413	12,292
Other non-current liabilities	3,122	2,951
Total liabilities	$89,893	$81,133
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit):
Common stock and capital in excess of $0.01 par value	$8,957	$9,119
Treasury stock at cost	(10,488)	(8,502)
Accumulated deficit	(567)	(1,160)
Accumulated other comprehensive loss	(926)	(939)
Total Dell Technologies Inc. stockholders’ equity (deficit)	(3,024)	(1,482)
Non-controlling interests	—	95
Total stockholders’ equity (deficit)	(3,024)	(1,387)
Total liabilities and stockholders’ equity	$86,869	$79,746

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended
	May 2, 2025	May 3, 2024
Net revenue:
Products	$17,599	$16,127
Services	5,779	6,117
Total net revenue	23,378	22,244
Cost of net revenue:
Products	15,116	13,721
Services	3,325	3,672
Total cost of net revenue	18,441	17,393
Gross margin	4,937	4,851
Operating expenses:
Selling, general, and administrative	2,964	3,123
Research and development	808	763
Total operating expenses	3,772	3,886
Operating income	1,165	965
Interest and other, net	(82)	(373)
Income before income taxes	1,083	592
Income tax expense (benefit)	118	(400)
Net income	965	992
Less: Net loss attributable to non-controlling interests	—	(5)
Net income attributable to Dell Technologies Inc.	$965	$997

Earnings per share attributable to Dell Technologies Inc.
Basic	$1.39	$1.41
Diluted	$1.37	$1.37

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended
	May 2, 2025	May 3, 2024
Net income	$965	$992

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	252	(74)
Cash flow hedges:
Change in unrealized gains (losses)	(257)	87
Reclassification adjustment for net (gains) losses included in net income	11	(19)
Net change in cash flow hedges	(246)	68
Pension and other postretirement plans:
Recognition of actuarial net gains (losses) from pension and other postretirement plans	(1)	2
Reclassification adjustments for net (gains) losses from pension and other postretirement plans	—	(1)
Net change in actuarial net gains (losses) from pension and other postretirement plans	(1)	1

Total other comprehensive income (loss), net of tax expense (benefit) of $(22) and $7, respectively	5	(5)
Comprehensive income, net of tax	970	987
Less: Net loss attributable to non-controlling interests	—	(5)
Comprehensive income attributable to Dell Technologies Inc.	$970	$992

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Three Months Ended
	May 2, 2025	May 3, 2024
Cash flows from operating activities:
Net income	$965	$992
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	738	800
Stock-based compensation expense	190	210
Deferred income taxes	(256)	(327)
Other, net	174	224
Changes in assets and liabilities:
Accounts receivable	691	683
Financing receivables	23	(165)
Inventories	(734)	(1,236)
Other assets and liabilities	(3,276)	(593)
Accounts payable	4,511	1,205
Deferred revenue	(230)	(750)
Change in cash from operating activities	2,796	1,043
Cash flows from investing activities:
Purchases of investments	(97)	(39)
Maturities and sales of investments	31	119
Capital expenditures and capitalized software development costs	(568)	(596)
Divestitures of businesses and assets, net	533	—
Other	13	60
Change in cash from investing activities	(88)	(456)
Cash flows from financing activities:
Repurchases of common stock	(1,980)	(700)
Repurchases of common stock for employee tax withholdings	(352)	(521)
Payments of dividends and dividend equivalents	(396)	(336)
Proceeds from debt	6,308	2,992
Repayments of debt	(2,310)	(3,477)
Debt-related costs and other, net	(33)	(35)
Change in cash from financing activities	1,237	(2,077)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	89	(55)
Change in cash, cash equivalents, and restricted cash	4,034	(1,545)
Cash, cash equivalents, and restricted cash at beginning of the period	3,819	7,507
Cash, cash equivalents, and restricted cash at end of the period	$7,853	$5,962
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in millions, except per share amounts; continued on next page; unaudited)

	Common Stock and Capital in Excess of Par Value		Treasury Stock
	Issued Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Dell Technologies Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Stockholders’ Equity (Deficit)
Balances as of February 2, 2024	821	$8,926	116	$(5,900)	$(4,453)	$(800)	$(2,227)	$95	$(2,132)
Net income (loss)	—	—	—	—	997	—	997	(5)	992
Dividends and dividend equivalents declared ($0.445 per common share)	—	—	—	—	(331)	—	(331)	—	(331)
Foreign currency translation adjustments	—	—	—	—	—	(74)	(74)	—	(74)
Cash flow hedges, net change	—	—	—	—	—	68	68	—	68
Pension and other post-retirement	—	—	—	—	—	1	1	—	1
Issuance of common stock, net of shares repurchased for employee tax withholding	12	(515)	—	—	—	—	(515)	—	(515)
Stock-based compensation expense	—	202	—	—	—	—	202	8	210
Treasury stock repurchases	—	—	7	(722)	—	—	(722)	—	(722)
Impact from equity transactions of non-controlling interests	—	(7)	—	—	—	—	(7)	1	(6)
Balances as of May 3, 2024	833	$8,606	123	$(6,622)	$(3,787)	$(805)	$(2,608)	$99	$(2,509)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(continued; in millions, except per share amounts; unaudited)

	Common Stock and Capital in Excess of Par Value		Treasury Stock
	Issued Shares	Amount	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Dell Technologies Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Stockholders’ Equity (Deficit)
Balances as of January 31, 2025	834	$9,119	138	$(8,502)	$(1,160)	$(939)	$(1,482)	$95	$(1,387)
Net income	—	—	—	—	965	—	965	—	965
Dividends and dividend equivalents declared ($0.525 per common share)	—	—	—	—	(372)	—	(372)	—	(372)
Foreign currency translation adjustments	—	—	—	—	—	252	252	—	252
Cash flow hedges, net change	—	—	—	—	—	(246)	(246)	—	(246)
Pension and other post-retirement	—	—	—	—	—	(1)	(1)	—	(1)
Issuance of common stock, net of shares repurchased for employee tax withholding	9	(352)	—	—	—	—	(352)	—	(352)
Stock-based compensation expense	—	190	—	—	—	—	190	—	190
Treasury stock repurchases	—	—	22	(1,986)	—	—	(1,986)	—	(1,986)
Sale of SecureWorks Corp.	—	—	—	—	—	8	8	(95)	(87)
Balances as of May 2, 2025	843	$8,957	160	$(10,488)	$(567)	$(926)	$(3,024)	$—	$(3,024)

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

Basis of Presentation — The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes filed with the U.S. Securities and Exchange Commission (“SEC”) in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025. These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company as of May 2, 2025 and January 31, 2025 and the results of its operations, corresponding comprehensive income, changes in stockholders’ equity (deficit), and cash flows for the three months ended May 2, 2025 and May 3, 2024.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and the accompanying Notes. Actual results could differ materially from those estimates. The results of its operations, corresponding comprehensive income, and changes in stockholders’ equity (deficit) and cash flows for the three months ended May 2, 2025 and May 3, 2024 are not necessarily indicative of the results to be expected for the full fiscal year or for any other fiscal period.

The Company’s fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. Both the fiscal year ending January 30, 2026 (“Fiscal 2026”) and the fiscal year ended January 31, 2025 (“Fiscal 2025”) are 52-week periods.

Principles of Consolidation — These Condensed Consolidated Financial Statements include the accounts of Dell Technologies Inc. and its wholly-owned subsidiaries, as well as the accounts of SecureWorks Corp. (“Secureworks”), which was majority-owned by Dell Technologies, through the date of the sale of Secureworks as discussed below. All intercompany transactions have been eliminated.

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

Revision of Previously Issued Financial Statements — As previously reported, during the fiscal year ended January 31, 2025, the Company discovered accumulated credits from certain suppliers that were not recorded or not recorded in the correct period in its previously reported financial results. The Company initiated an investigation that indicated that the credits resulted from the actions of certain procurement employees that support a limited number of suppliers, which affected the Client Solutions Group segment. The revision did not have an impact on the Company’s net revenue.

The Company determined that the impacts were not material, individually or in the aggregate, to its previously issued Consolidated Financial Statements and accompanying Notes to the Consolidated Financial Statements for any of the prior quarters or the annual period in which they occurred. However, in accordance with Staff Accounting Bulletin No. 108 of the SEC, the Company concluded that correcting the cumulative misstatement would have been material to its results of operations for the fiscal year ended January 31, 2025.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Accordingly, as described in Note 1 and Note 22 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025, the Company has revised its previously issued Condensed Consolidated Financial Statements, as applicable, as of and for the three months ended May 3, 2024. A summary of the corrections to the impacted financial statement line items to the Company’s previously issued Condensed Consolidated Financial Statements is presented in Note 17 of these Notes to the Condensed Consolidated Financial Statements.

Secureworks — On February 3, 2025, the sale of Secureworks to Sophos Inc., an affiliate of Thoma Bravo, L.P., was completed in an all-cash transaction for a purchase price of approximately $0.9 billion. The Company received total cash consideration for the equity interest held in Secureworks of approximately $0.6 billion, resulting in a gain on sale recorded of $0.2 billion recognized in interest and other, net in the Condensed Consolidated Statements of Income for the three months ended May 2, 2025. Prior to the sale, Secureworks’ operating results were included within Corporate and other and did not qualify for presentation as a discontinued operation. Additionally, the Company reclassified Secureworks’ assets and liabilities as current assets held for sale and current liabilities held for sale in the accompanying Condensed Consolidated Statements of Financial Position as of January 31, 2025.

The Company previously held approximately 78.6% of the outstanding equity interest in Secureworks as of January 31, 2025. The portion of the results of operations of Secureworks allocable to its other owners was shown as net loss attributable to non-controlling interests in the Condensed Consolidated Statements of Income, as an adjustment to net income attributable to Dell Technologies stockholders. The non-controlling interests’ share of equity in Secureworks was reflected as non-controlling interests in the Condensed Consolidated Statements of Financial Position and was $95 million as of January 31, 2025.

Related Party Transactions — The Company enters into purchase and sales transactions with other publicly-traded and privately-held companies, as well as not-for-profit organizations, that could be influenced by members of the Company’s board of directors, executive officers, or significant stockholders. The Company enters into these arrangements in the ordinary course of its business. Transactions with related parties were immaterial for the three months ended May 2, 2025 and May 3, 2024.

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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 2 — FAIR VALUE MEASUREMENTS

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

	May 2, 2025				January 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

	(in millions)
Assets:
Money market funds	$4,610	$—	$—	$4,610	$571	$—	$—	$571
Marketable equity and other securities	7	—	—	7	8	—	—	8
Derivative instruments	—	357	—	357	—	302	—	302
Total assets	$4,617	$357	$—	$4,974	$579	$302	$—	$881
Liabilities:
Derivative instruments	$—	$235	$—	$235	$—	$75	$—	$75
Total liabilities	$—	$235	$—	$235	$—	$75	$—	$75

The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value.

Money Market Funds — The Company’s investment in money market funds that are classified as cash equivalents hold underlying investments with a weighted average maturity of 90 days or less and are recognized at fair value. The valuations of these securities are based on quoted prices for identical assets in active markets, when available, or pricing models whereby all significant inputs are observable, can be derived from, or can be corroborated by, observable market data. The Company reviews security pricing and assesses money market fund liquidity on a quarterly basis. As of May 2, 2025, the Company’s portfolio had no material exposure to money market funds with a fluctuating net asset value.

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

Deferred Compensation Plans — The Company offers deferred compensation plans for eligible employees which allow participants to defer a portion of their compensation. Assets and liabilities associated with the plans are measured at fair value using Level 1 inputs. Assets were the same as liabilities associated with the plans at approximately $238 million and $244 million as of May 2, 2025 and January 31, 2025, respectively, and are included in other assets and other liabilities on the Condensed Consolidated Statements of Financial Position. The net impact on the Condensed Consolidated Statements of Income is not material since changes in the fair value of the assets substantially offset changes in the fair value of the liabilities. As such, assets and liabilities associated with these plans have not been included in the recurring fair value table above.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis — Certain assets are measured at fair value on a nonrecurring basis and therefore are not included in the recurring fair value table above. These assets consist primarily of financial assets such as the Company’s strategic investments in non-marketable equity and other securities and non-financial assets such as goodwill and intangible assets.

Strategic investments in non-marketable equity and other securities and certain non-financial assets such as goodwill and intangible assets are measured at fair value only if they are deemed to be impaired or when there is an adjustment from observable price changes in the current period. If measured at fair value in the Condensed Consolidated Statements of Financial Position, these securities would generally be classified as Level 3 in the fair value hierarchy. See Note 3 and Note 8 of the Notes to the Condensed Consolidated Financial Statements for additional information about the Company’s investments and goodwill and intangible assets, respectively.

Carrying Value and Estimated Fair Value of Outstanding Debt — The following table presents the carrying value and estimated fair value of the Company’s outstanding debt as described in Note 6 of the Notes to the Condensed Consolidated Financial Statements, including the current portion, as of the dates indicated:

	May 2, 2025		January 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value

	(in billions)
Senior Notes	$18.9	$18.9	$15.0	$15.0
Legacy Notes	$0.9	$1.0	$0.9	$1.0
DFS Debt	$8.9	$8.7	$8.7	$8.5

The fair values of the outstanding debt shown in the table above were determined based on observable market prices in a less active market or based on valuation methodologies using observable inputs and were categorized as Level 2 in the fair value hierarchy.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 3 — INVESTMENTS

The Company has strategic investments in equity and other securities as well as immaterial investments in fixed income debt securities that are primarily recorded as long-term investments in the Condensed Consolidated Statements of Financial Position. As of May 2, 2025 and January 31, 2025, total investments were $1.6 billion and $1.5 billion, respectively.

Equity and other securities include strategic investments in marketable and non-marketable securities. Investments in marketable securities are measured at fair value on a recurring basis. Investments in non-marketable equity and other securities primarily represent early-stage companies without readily determinable fair values. The Company has elected to apply the measurement alternative for non-marketable securities. Under the alternative, the Company measures investments without readily determinable fair values at cost, less impairment, adjusted for observable price changes. The Company makes a separate election to use the alternative for each eligible investment and is required to reassess at each reporting period whether an investment qualifies for the alternative. In evaluating these investments for impairment or observable price changes, the Company uses inputs including pre- and post-money valuations of recent financing events and the impact of those events on its fully diluted ownership percentages, as well as other available information regarding the issuer’s historical and forecasted performance.

Carrying Value of Equity and Other Securities

The following table presents the cost, cumulative unrealized gain, cumulative unrealized loss, and carrying value of the Company's strategic investments in marketable and non-marketable equity and other securities as of the dates indicated:

	May 2, 2025				January 31, 2025
	Cost	Unrealized Gain	Unrealized Loss	Carrying Value	Cost	Unrealized Gain	Unrealized Loss	Carrying Value

	(in millions)
Marketable	$11	$24	$(28)	$7	$11	$24	$(27)	$8
Non-marketable	809	1,030	(267)	1,572	739	1,009	(261)	1,487
Total equity and other securities	$820	$1,054	$(295)	$1,579	$750	$1,033	$(288)	$1,495

Gains and Losses on Equity and Other Securities

The following table presents unrealized gains and losses on marketable and non-marketable equity and other securities for the periods indicated:

	Three Months Ended
	May 2, 2025	May 3, 2024

	(in millions)
Marketable securities:
Unrealized loss	$(1)	$(5)
Non-marketable securities:
Unrealized gain	22	—
Unrealized loss	(6)	(30)
Net unrealized gain (loss) on equity and other securities (a) (b)	$15	$(35)
____________________
(a)For the three months ended May 2, 2025, net unrealized gains on non-marketable securities were primarily attributable to upward adjustments for observable price changes offset by losses attributable to impairments.
(b)For the three months ended May 3, 2024, net unrealized losses on non-marketable securities were primarily attributable to downward adjustments for observable price changes.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 4 — FINANCIAL SERVICES

The Company offers or arranges a portfolio of payment and consumption solutions and services for its customers globally, including utility, subscription, as-a-Service, leases, and loans designed to match customers' consumption and financing preferences, and provide operational and financial flexibility.

To support financing solutions and services as part of the portfolio, Dell Financial Services and its affiliates (“DFS”) originates, collects, and services customer financing arrangements primarily related to the purchase and use of Dell Technologies products and services. In some cases, the Company also offers financing for the purchase of third-party technology products that complement the Dell Technologies portfolio of products and services. New financing originations were $1.6 billion and $1.9 billion for the three months ended May 2, 2025 and May 3, 2024, respectively.

The Company’s financing arrangements with customers are aggregated primarily as fixed-term leases and loans as described below.

Leases — The Company enters into fixed-term financing arrangements with customers who seek lease financing for equipment. Leases are generally classified as sales-type leases or operating leases. Additionally, utility, subscription, and as-a-Service flexible consumption models may result in identification of embedded lease arrangements that require the recognition of sales-type leases or operating leases. Leases with business customers have fixed terms of generally two to four years.

Loans — The Company also offers fixed-term loans to qualified small businesses, large commercial accounts, governmental organizations, educational entities, and certain individual consumer customers. These loans are repaid in equal payments including interest and have defined terms of generally three to five years. The fair value of the fixed-term loan portfolio is determined using market observable inputs. The carrying value of these loans approximates fair value.

The Company historically offered revolving loans primarily to small and medium-sized commercial customers. During Fiscal 2025, the Company discontinued remaining offerings under the revolving loan portfolio. The Company continues to support existing customer arrangements as well as to transition these customers to fixed-term offerings. Due to the short-term nature of the revolving loan portfolio, as transactions are typically repaid within twelve months on average, the portfolio has now substantially transitioned to such fixed-term offerings.

Financing Receivables

The following table presents the components of the Company’s financing receivables as of the dates indicated:

	May 2, 2025	January 31, 2025

	(in millions)
Financing receivables, net:
Customer receivables, gross (a)	$11,389	$11,216
Allowance for losses	(144)	(153)
Customer receivables, net	11,245	11,063
Residual interest	178	168
Financing receivables, net	$11,423	$11,231
Short-term	$5,381	$5,304
Long-term	$6,042	$5,927
____________________
(a)Customer receivables, gross include amounts due from customers under fixed-term leases, fixed-term loans, and accrued interest, as well as the immaterial remaining amounts under the revolving loans.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents the changes in allowance for financing receivable losses for the periods indicated:

	Three Months Ended
	May 2, 2025	May 3, 2024

	(in millions)
Allowance for financing receivable losses:
Balances at beginning of period	$153	$170
Charge-offs, net of recoveries	(10)	(8)
Provision charged to income statement	1	33
Balances at end of period	$144	$195

The Company recognizes an allowance for financing receivable losses, including both the lease receivable and unguaranteed residual, in an amount equal to the expected losses, net of recoveries. The allowance for financing receivable losses on the lease receivable is determined based on various factors, including lifetime expected losses determined using macroeconomic forecast assumptions and management judgments applicable to and through the expected life of the portfolios as well as past due receivables, receivable type, and customer risk profile. The Company continues to monitor broader economic indicators and their potential impact on future credit loss performance.

Aging

The following table presents the aging of the Company’s customer financing receivables, gross, including accrued interest, as of the dates indicated:

	May 2, 2025	January 31, 2025

	(in millions)
Current 0 — 30 Days	$10,718	$10,796
Past Due 31 — 90 Days	536	201
Past Due > 90 Days	135	219
Total	$11,389	$11,216

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Credit Quality

The following tables present customer receivables, gross, including accrued interest, by credit quality indicator, as of the dates indicated:

	May 2, 2025
	Fiscal Year of Origination
	2026	2025	2024	2023	2022	Years Prior	Total

	(in millions)
Higher	$839	$2,235	$1,896	$994	$237	$64	$6,265
Mid	612	2,069	621	385	79	10	3,776
Lower	261	472	329	216	48	22	1,348
Total	$1,712	$4,776	$2,846	$1,595	$364	$96	$11,389

	January 31, 2025
	Fiscal Year of Origination
	2025	2024	2023	2022	2021	Years Prior	Total

	(in millions)
Higher	$2,295	$2,160	$1,217	$357	$102	$4	$6,135
Mid	2,455	695	464	107	17	4	3,742
Lower	552	407	283	68	28	1	1,339
Total	$5,302	$3,262	$1,964	$532	$147	$9	$11,216

The categories shown in the tables above segregate customer receivables based on the relative degrees of credit risk. Credit quality indicators are generally updated on a periodic basis. An internal grading system is utilized that assigns a credit level score based on a number of considerations, including liquidity, operating performance, and industry outlook.

Leases

The following table presents amounts included in the Condensed Consolidated Statements of Income related to sales-type lease activity for the periods indicated:

	Three Months Ended
	May 2, 2025	May 3, 2024

	(in millions)
Interest income — products	$93	$66

Net revenue — products	$119	$728
Cost of net revenue — products	131	618
Gross margin — products	$(12)	$110

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents the future maturity of the Company’s customer leases and associated financing payments, and reconciles the undiscounted cash flows to the customer receivables, gross recognized on the Condensed Consolidated Statements of Financial Position as of the date indicated:

May 2, 2025

(in millions)
Fiscal 2026 (remaining nine months)	$2,655
Fiscal 2027	2,631
Fiscal 2028	1,307
Fiscal 2029	628
Fiscal 2030 and thereafter	279
Total undiscounted cash flows	7,500
Loans	4,951
Less: Unearned income	(1,062)
Total customer receivables, gross	$11,389

Operating Leases

The Company’s operating leases primarily consist of fixed-term leases and contractually committed embedded leases identified within flexible consumption arrangements.

The following table presents the components of the Company’s operating lease portfolio included in property, plant, and equipment, net as of the dates indicated:

	May 2, 2025	January 31, 2025

	(in millions)
Equipment under operating lease, gross	$4,420	$4,180
Less: Accumulated depreciation	(2,148)	(1,995)
Equipment under operating lease, net	$2,272	$2,185

The following table presents operating lease income related to lease payments and depreciation expense for the Company’s operating lease portfolio for the periods indicated:

	Three Months Ended
	May 2, 2025	May 3, 2024

	(in millions)
Income related to lease payments	$358	$356
Depreciation expense	$244	$240

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents the future payments to be received by the Company in operating lease contracts as of the date indicated:

May 2, 2025

(in millions)
Fiscal 2026 (remaining nine months)	$967
Fiscal 2027	908
Fiscal 2028	515
Fiscal 2029	204
Fiscal 2030 and thereafter	67
Total	$2,661

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

The following table presents DFS debt as of the dates indicated and excludes the allocated portion of the Company’s other borrowings, which represents the additional amount considered to fund the DFS business:

	May 2, 2025	January 31, 2025

DFS debt	(in millions)
DFS U.S. debt:
Asset-based financing facility	$2,606	$3,018
Fixed-term securitization offerings	3,154	2,756
Total DFS U.S. debt, principal amount	5,760	5,774
DFS international debt:
Securitization facility	702	624
Other borrowings	772	754
Dell Bank senior unsecured eurobonds	1,693	1,559
Total DFS international debt, principal amount	3,167	2,937
Total DFS debt, principal amount	$8,927	$8,711
Total short-term DFS debt	$4,809	$5,175
Total long-term DFS debt	$4,118	$3,536

DFS U.S. Debt

Asset-Based Financing Facility — The Company maintains an asset-based financing facility in the United States, which is a revolving facility for fixed-term leases and loans. This debt is collateralized solely by the U.S. lease and loan payments and associated equipment in the facility. The asset-based financing facility consists of two tranches, with effective dates through July 7, 2025 and July 7, 2026, respectively. As of May 2, 2025, the total debt capacity related to the asset-based financing facility was $5.0 billion. The debt has a variable interest rate, and the duration of the debt is based on the terms of the underlying lease and loan payment streams. The Company enters into interest rate swap agreements to economically convert a portion of this debt from a floating rate to a fixed rate. See Note 7 of the Notes to the Condensed Consolidated Financial Statements for additional information about the Company’s interest rate swaps.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The asset-based financing facility contains standard structural features related to the performance of the funded receivables, which include defined credit losses, delinquencies, average credit scores, and minimum collection requirements. In the event one or more of these criteria are not met and the Company is unable to restructure the facility, no further funding of receivables will be permitted and the timing of the Company’s expected cash flows from over-collateralization will be delayed. As of May 2, 2025, these criteria were met.

Fixed-Term Securitization Offerings — The Company periodically issues asset-backed debt securities under fixed-term securitization programs to private investors. The asset-backed debt securities are collateralized solely by the U.S. fixed-term lease and loan payments and associated equipment, which are held by Special Purpose Entities (“SPEs”), as discussed below. The interest rate on these securities is fixed and ranges from 4.59% to 6.80% per annum as of May 2, 2025, and the duration of these securities is based on the terms of the underlying lease and loan payment streams.

DFS International Debt

Securitization Facility — The Company maintains a securitization facility in Europe for fixed-term leases and loans. The debt under this facility has a variable interest rate, and the duration of the debt is based on the terms of the underlying lease and loan payment streams. This facility is effective through December 22, 2026 and had a total debt capacity of $903 million as of May 2, 2025.

The securitization facility contains standard structural features related to the performance of the securitized receivables, which include defined credit losses, delinquencies, average credit scores, and minimum collection requirements. In the event one or more of these criteria are not met and the Company is unable to restructure the program, no further funding of receivables will be permitted and the timing of the Company’s expected cash flows from over-collateralization will be delayed. As of May 2, 2025, these criteria were met.

Other Borrowings — In connection with the Company’s international financing operations, the Company has entered into revolving structured financing debt programs related to its fixed-term lease and loan products sold in Canada, Europe, Australia and New Zealand, the Middle East, and Singapore. The debt under these programs has a variable interest rate.

The duration of the debt in Canada, Europe, Australia and New Zealand, and the Middle East is based on the terms of the underlying lease and loan payment streams. These facilities are collateralized solely by the lease and loan payments and associated equipment in their respective region or country. The Canadian facility had a total debt capacity of $253 million as of May 2, 2025 and is effective through January 15, 2028. The European facility had a total debt capacity of $565 million as of May 2, 2025 and is effective through December 14, 2026. The Australia and New Zealand facility had a total debt capacity of $271 million as of May 2, 2025 and is effective through April 17, 2027. The Middle East facility had a total debt capacity of $150 million as of May 2, 2025 and is effective through March 14, 2027.

The Company also has two unsecured Singapore facilities, which have a total debt capacity of $251 million as of May 2, 2025 and are effective through July 3, 2026 and July 3, 2027, respectively.

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

Some of the SPEs have entered into financing arrangements with multi-seller conduits that, in turn, issue asset-backed debt securities in the capital markets. DFS debt outstanding held by the consolidated VIEs is collateralized by the lease and loan payments and associated equipment. The Company’s risk of loss related to securitized receivables is limited to the amount by which the Company’s right to receive collections for assets securitized exceeds the amount required to pay interest, principal, and fees and expenses related to the asset-backed securities. The Company provides credit enhancement to the securitization offerings in the form of over-collateralization.

The following table presents the assets and liabilities held by the consolidated VIEs as of the dates indicated, which are included in the Condensed Consolidated Statements of Financial Position:

	May 2, 2025	January 31, 2025

	(in millions)
Assets held by consolidated VIEs
Other current assets	$151	$123
Financing receivables, net of allowance
Short-term	$3,181	$3,262
Long-term	$2,834	$2,725
Property, plant, and equipment, net	$984	$984
Liabilities held by consolidated VIEs
Debt, net of unamortized debt issuance costs
Short-term	$4,387	$4,598
Long-term	$2,061	$1,788

Lease and loan payments and associated equipment transferred via securitization through SPEs were $1.2 billion and $0.8 billion for the three months ended May 2, 2025 and May 3, 2024, respectively.

Customer Receivables Sales

To manage certain concentrations of customer credit exposure, the Company may sell selected fixed-term customer receivables to unrelated third parties on a periodic basis, without recourse. The amounts of customer receivables sold for this purpose were immaterial for both the three months ended May 2, 2025 and May 3, 2024. The Company’s continuing involvement in these customer receivables is primarily limited to servicing arrangements.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 5 — LEASES

The Company enters into leasing transactions in which the Company is the lessee. These lease contracts are typically classified as operating leases. The Company’s lease contracts are generally for office buildings used to conduct its business, and the determination of whether such contracts contain leases generally does not require significant estimates or judgments. The Company also leases certain global logistics warehouses, employee vehicles, and equipment. As of May 2, 2025, the remaining terms of the Company’s leases generally range from one month to approximately eleven years. As of May 2, 2025 and January 31, 2025, there were no material finance leases in which the Company was a lessee.

The Company also enters into leasing transactions in which the Company is the lessor, primarily through customer financing arrangements offered under DFS. DFS originates leases that are primarily classified as either sales-type leases or operating leases. See Note 4 of the Notes to the Condensed Consolidated Financial Statements for more information about the Company’s lessor arrangements.

The following table presents components of lease costs included in the Condensed Consolidated Statements of Income for the periods indicated:

	Three Months Ended
	May 2, 2025	May 3, 2024

	(in millions)
Operating lease costs	$58	$71
Variable costs	23	18
Total lease costs	$81	$89

During the three months ended May 2, 2025 and May 3, 2024, sublease income, finance lease costs, and short-term lease costs were immaterial.

The following table presents supplemental information related to operating leases included in the Condensed Consolidated Statements of Financial Position as of the dates indicated:

	Classification	May 2, 2025	January 31, 2025

		(in millions, except for term and discount rate)
Operating lease right-of-use assets	Other non-current assets	$695	$660

Current operating lease liabilities	Accrued and other current liabilities	$239	$236
Non-current operating lease liabilities	Other non-current liabilities	555	522
Total operating lease liabilities		$794	$758

Weighted-average remaining lease term (in years)		4.33	4.36
Weighted-average discount rate		4.91%	5.14%

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents supplemental cash flow information related to leases for the periods indicated:

	Three Months Ended
	May 2, 2025	May 3, 2024

	(in millions)
Cash paid for amounts included in the measurement of lease liabilities — operating cash outflows from operating leases	$63	$69

Right-of-use assets obtained in exchange for new operating lease liabilities	$65	$10

The following table presents the future maturity of the Company’s operating lease liabilities under non-cancelable leases and reconciles the undiscounted cash flows for these leases to the lease liability recognized on the Condensed Consolidated Statements of Financial Position as of the date indicated:

May 2, 2025

(in millions)
Fiscal 2026 (remaining nine months)	$186
Fiscal 2027	225
Fiscal 2028	177
Fiscal 2029	123
Fiscal 2030	91
Thereafter	77
Total lease payments	879
Less: Imputed interest	85
Total	$794
Current operating lease liabilities	$239
Non-current operating lease liabilities	$555

As of May 2, 2025, the Company’s undiscounted operating leases that had not yet commenced were immaterial.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 6 — DEBT

The following table summarizes the Company’s outstanding debt as of the dates indicated:

	May 2, 2025	January 31, 2025

	(in millions)
Senior Notes	$19,073	$15,073
Legacy Notes	952	952
DFS Debt (Note 4)	8,927	8,711
Other	79	52
Total debt, principal amount	29,031	24,788
Unamortized discount, net of unamortized premium	(113)	(110)
Debt issuance costs	(137)	(111)
Total debt, carrying value	$28,781	$24,567
Total short-term debt, carrying value	$4,845	$5,204
Total long-term debt, carrying value	$23,936	$19,363

During the three months ended May 2, 2025, the Company issued $1.0 billion principal amount of 4.75% Senior Notes due April 2028, $1.0 billion principal amount of 5.00% Senior Notes due April 2030, $1.0 billion principal amount of 5.30% Senior Notes due April 2032, and $1.0 billion principal amount of 5.50% Senior Notes due April 2035. The Company utilized the net proceeds of the issuance for general corporate purposes.

Outstanding Debt

Senior Notes — The Company completed offerings of multiple series of senior notes which were issued on June 1, 2016, June 22, 2016, March 20, 2019, April 9, 2020, December 13, 2021, January 24, 2023, March 18, 2024, October 8, 2024, and April 1, 2025 in aggregate principal amounts of $20.0 billion, $3.3 billion, $4.5 billion, $2.3 billion, $2.3 billion, $2.0 billion, $1.0 billion, $1.5 billion, and $4.0 billion respectively (collectively, the “Senior Notes”). The Senior Notes currently outstanding have maturity dates ranging from 2026 through 2051. Interest rates on these borrowings are fixed, ranging from 3.38% to 8.35% per annum, and interest is payable semiannually.

Legacy Notes — The Company has outstanding unsecured notes and debentures (collectively, the “Legacy Notes”) that were issued by Dell Inc. (“Dell”), a wholly-owned subsidiary of Dell Technologies Inc., prior to the acquisition of Dell by Dell Technologies Inc. in the going-private transaction that closed in October 2013. The Legacy Notes’ maturities range from 2028 through 2040. Interest rates on these borrowings are fixed, ranging from 5.40% to 7.10% per annum, and interest is payable semiannually.

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

As of May 2, 2025, the Company had no outstanding borrowings under the revolving credit facility.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Commercial Paper Program — The Company maintains a commercial paper program under which the Company may issue unsecured notes in a maximum aggregate face amount of $5.0 billion outstanding at any time, with maturities of up to 397 days from the date of issuance. The notes are sold on customary terms in the U.S. commercial paper market on a private placement basis. The proceeds of the notes are used for general corporate purposes. As of May 2, 2025, the Company had no outstanding issuances under the commercial paper program.

The Company may purchase, redeem, prepay, refinance, or otherwise retire any amount of outstanding indebtedness under the terms of such indebtedness at any time and from time to time, in open market or negotiated transactions with the holders of such indebtedness or otherwise, as considered appropriate in light of market conditions and other relevant factors.

Covenants — The credit agreement governing the revolving credit facility and the indentures governing the Senior Notes and the Legacy Notes impose various limitations, subject to exceptions, on creating certain liens and entering into sale and lease-back transactions. The foregoing credit agreement and indentures contain customary events of default, and the revolving credit facility is subject to an interest coverage ratio covenant that is tested at the end of each fiscal quarter with respect to the Company’s preceding four fiscal quarters. The Company was in compliance with this financial covenant as of May 2, 2025.

Aggregate Future Maturities

The following table presents the aggregate future maturities of the Company’s debt as of May 2, 2025, excluding associated carrying value adjustments, for the periods indicated:

May 2, 2025

(in millions)
Fiscal 2026 (remaining nine months)	$4,106
Fiscal 2027	7,180
Fiscal 2028	1,696
Fiscal 2029	2,470
Fiscal 2030	3,053
Thereafter	10,526
Total maturities, principal amount	$29,031

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

During the three months ended May 2, 2025 and May 3, 2024, the Company did not discontinue any cash flow hedges related to foreign exchange contracts that had a material impact on the Company’s results of operations due to the probability that the forecasted cash flows would not occur.

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

Interest rate swaps are utilized to manage the interest rate risk, at a portfolio level, associated with DFS operations in Europe. The interest rate swaps economically convert the fixed rate on financing receivables to a one-month or three-month Euribor floating rate in order to match the floating rate nature of the banks’ funding pool. The Company also uses interest rate swaps to manage the cash flows related to interest payments on Dell Bank senior unsecured eurobonds. The interest rate swaps economically convert the fixed rate on the Company’s bonds to a floating rate to match the underlying lease repayments profile. These contracts are not designated for hedge accounting and most expire within five years or less. See Note 4 of the Notes to the Condensed Consolidated Financial Statements for more information about the senior unsecured eurobonds.

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

Derivative Instruments

The following table presents the notional amounts of outstanding derivative instruments as of the dates indicated:

	May 2, 2025	January 31, 2025

	(in millions)
Foreign exchange contracts:
Designated as cash flow hedging instruments	$7,724	$5,965
Non-designated as hedging instruments	5,689	5,683
Total	$13,413	$11,648
Interest rate contracts:
Non-designated as hedging instruments	$6,437	$6,353

The following table presents the effect of derivative instruments designated as cash flow hedging instruments on the Condensed Consolidated Statements of Financial Position and the Condensed Consolidated Statements of Income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in Accumulated OCI, Net of Tax, on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income

	(in millions)		(in millions)
For the three months ended May 2, 2025:
		Total net revenue	$(8)
Foreign exchange contracts	$(257)	Total cost of net revenue	(3)
Total	$(257)	Total	$(11)

For the three months ended May 3, 2024:
		Total net revenue	$18
Foreign exchange contracts	$87	Total cost of net revenue	1
Total	$87	Total	$19

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents the effect of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Income for the periods indicated:

	Three Months Ended
	May 2, 2025	May 3, 2024	Location of Gain (Loss) Recognized

	(in millions)
Foreign exchange contracts	$298	$(71)	Interest and other, net
Interest rate contracts	(14)	17	Interest and other, net
Total	$284	$(54)

The Company presents its derivative instruments on a net basis in the Condensed Consolidated Statements of Financial Position due to the right of offset by its counterparties under master netting arrangements. The following tables present the fair value of those derivative instruments presented on a gross basis as of the dates indicated:

	May 2, 2025
	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value

	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange contracts in an asset position	$36	$—	$16	$—	$52
Foreign exchange contracts in a liability position	(61)	—	(76)	—	(137)
Net asset (liability)	(25)	—	(60)	—	(85)
Derivatives not designated as hedging instruments:
Foreign exchange contracts in an asset position	516	—	48	—	564
Foreign exchange contracts in a liability position	(193)	—	(172)	—	(365)
Interest rate contracts in an asset position	1	58	—	—	59
Interest rate contracts in a liability position	—	—	—	(51)	(51)
Net asset (liability)	324	58	(124)	(51)	207
Total derivatives at fair value	$299	$58	$(184)	$(51)	$122

	January 31, 2025
	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value

	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange contracts in an asset position	$136	$—	$9	$—	$145
Foreign exchange contracts in a liability position	(7)	—	(3)	—	(10)
Net asset (liability)	129	—	6	—	135
Derivatives not designated as hedging instruments:
Foreign exchange contracts in an asset position	430	—	53	—	483
Foreign exchange contracts in a liability position	(297)	—	(90)	—	(387)
Interest rate contracts in an asset position	—	40	—	—	40
Interest rate contracts in a liability position	—	—	(1)	(43)	(44)
Net asset (liability)	133	40	(38)	(43)	92
Total derivatives at fair value	$262	$40	$(32)	$(43)	$227

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following tables present the gross amounts of the Company’s derivative instruments, amounts offset due to master netting agreements with the Company’s counterparties, and the net amounts recognized in the Condensed Consolidated Statements of Financial Position as of the dates indicated:

	May 2, 2025
	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/(Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount of Assets/ (Liabilities) Recognized in the Statement of Financial Position
				Financial Instruments	Cash Collateral Received or Pledged

	(in millions)
Derivative instruments:
Financial assets	$675	$(318)	$357	$—	$(74)	$283
Financial liabilities	(553)	318	(235)	—	3	(232)
Total derivative instruments	$122	$—	$122	$—	$(71)	$51

	January 31, 2025
	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/(Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount of Assets/ (Liabilities) Recognized in the Statement of Financial Position
				Financial Instruments	Cash Collateral Received or Pledged

	(in millions)
Derivative instruments:
Financial assets	$668	$(366)	$302	$—	$(36)	$266
Financial liabilities	(441)	366	(75)	—	8	(67)
Total derivative instruments	$227	$—	$227	$—	$(28)	$199

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 8 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Infrastructure Solutions Group (“ISG”) and Client Solutions Group (“CSG”) reporting units are consistent with the reportable segments identified in Note 15 of the Notes to the Condensed Consolidated Financial Statements. The Company also has VMware Resale and Virtustream reporting units which are classified within Corporate and other, each of which is not classified as a reportable segment, and is not presented in the table below. Prior to the sale of Secureworks as discussed in Note 1 of the Notes to the Condensed Consolidated Financial Statements, Secureworks was also classified within Corporate and other. The sale of Secureworks was completed during the three months ended May 2, 2025 and was previously held for sale on the Condensed Consolidated Statements of Financial Position for the fiscal year ended January 31, 2025.

The following table presents goodwill allocated to the Company’s reportable segments and changes in the carrying amount of goodwill as of the dates indicated:

	Infrastructure Solutions Group	Client Solutions Group	Total

	(in millions)
Balances as of January 31, 2025	$14,888	$4,232	$19,120
Impact of foreign currency translation	195	—	195
Balances as of May 2, 2025	$15,083	$4,232	$19,315

Intangible Assets

The following table presents the Company’s intangible assets as of the dates indicated:

	May 2, 2025			January 31, 2025
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

	(in millions)
Customer relationships	$16,643	$(15,090)	$1,553	$16,642	$(15,013)	$1,629
Developed technology	9,500	(9,252)	248	9,500	(9,211)	289
Trade names	875	(863)	12	875	(860)	15
Definite-lived intangible assets	27,018	(25,205)	1,813	27,017	(25,084)	1,933
Indefinite-lived trade names	3,055	—	3,055	3,055	—	3,055
Total intangible assets	$30,073	$(25,205)	$4,868	$30,072	$(25,084)	$4,988

Amortization expense related to definite-lived intangible assets was $0.1 billion and $0.2 billion for the three months ended May 2, 2025 and May 3, 2024, respectively. There were no material impairment charges related to intangible assets during the three months ended May 2, 2025 and May 3, 2024.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents the estimated future annual pre-tax amortization expense of definite-lived intangible assets as of the date indicated:

May 2, 2025

(in millions)
Fiscal 2026 (remaining nine months)	$360
Fiscal 2027	372
Fiscal 2028	230
Fiscal 2029	190
Fiscal 2030	153
Thereafter	508
Total	$1,813

Goodwill and Indefinite-Lived Intangible Assets Impairment Testing

Goodwill and indefinite-lived intangible assets are tested for impairment annually during the third fiscal quarter and whenever events or circumstances may indicate that an impairment has occurred.

For the annual impairment review of the ISG and CSG reporting units during the third quarter of Fiscal 2025, the Company elected to bypass the assessment of qualitative factors to determine whether it was more likely than not that the fair value of a reporting unit was less than its carrying amount, including goodwill. In electing to bypass the qualitative assessment, the Company proceeded directly to perform a quantitative goodwill impairment test to measure the fair value of each goodwill reporting unit relative to its carrying amount, and to determine the amount of goodwill impairment loss to be recognized, if any. For the remaining reporting units, the Company performed a qualitative assessment of goodwill at the reporting unit level. The qualitative assessment included consideration of the relevant events and circumstances affecting the reporting unit, including macroeconomic, industry and market conditions, overall financial performance, and trends in the public company market valuation, where applicable. Additionally, Secureworks’ entry into an agreement pursuant to which it was acquired in an all-cash transaction for approximately $0.9 billion, as discussed in Note 1 of the Notes to the Condensed Consolidated Financial Statements, provided an indication that the fair value of the Secureworks reporting unit exceeded its carrying value.

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

Based on the results of the annual impairment test performed during Fiscal 2025, the fair values of each of the reporting units and indefinite-lived intangibles exceeded their carrying values. No goodwill or indefinite-lived assets impairment test was performed during the three months ended May 2, 2025.

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

The following table presents the changes in the Company’s deferred revenue for the periods indicated:

	Three Months Ended
	May 2, 2025	May 3, 2024

	(in millions)
Deferred revenue:
Deferred revenue at beginning of period	$25,965	$29,145
Revenue deferrals	5,455	4,469
Revenue recognized	(5,100)	(5,464)
Deferred revenue at end of period	$26,320	$28,150
Short-term deferred revenue	$13,907	$15,034
Long-term deferred revenue	$12,413	$13,116

Remaining Performance Obligations — Remaining performance obligations represent the aggregate amount of the transaction price allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include deferred revenue plus unbilled amounts not yet recorded in deferred revenue. The value of the transaction price allocated to remaining performance obligations as of May 2, 2025 was approximately $49 billion. The Company expects to recognize approximately 67% of remaining performance obligations as revenue in the next twelve months, 16% in the following twelve months, and the remainder thereafter.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 10 — COMMITMENTS AND CONTINGENCIES

Purchase Obligations

The Company has contractual obligations to purchase goods or services, which specify significant terms (including fixed or minimum quantities to be purchased), fixed, minimum, or variable price provisions, and the approximate timing of the transaction. Purchase obligations are primarily related to commitments with suppliers and software maintenance and support services. As of May 2, 2025, such purchase obligations were $5.6 billion for the remainder of Fiscal 2026, $0.6 billion for Fiscal 2027, and $1.2 billion for Fiscal 2028 and thereafter.

Legal Matters

The Company is involved in various claims, suits, assessments, investigations, and legal proceedings that arise from time to time in the ordinary course of its business, consisting of matters involving consumer, antitrust, tax, intellectual property, and other issues on a global basis.

The Company accrues a liability when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company reviews these accruals at least quarterly and adjusts them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel, and other relevant information. To the extent new information is obtained and the Company’s views on the probable outcomes of claims, suits, assessments, investigations, or legal proceedings change, changes in the Company’s accrued liabilities are recorded in the period in which such a determination is made. For some matters, the incurrence of a liability is not probable or the amount cannot be reasonably estimated and therefore accruals have not been made. As of May 2, 2025, the Company does not currently anticipate that any of the legal proceedings it is involved in will have a material adverse effect on its business, financial condition, results of operations, or cash flows.

In accordance with the relevant accounting guidance, the Company provides disclosures of matters where it is at least reasonably possible that the Company could experience a material loss exceeding the amounts already accrued for across all proceedings or matters. In addition, the Company also discloses matters based on its consideration of other matters and qualitative factors, including the experience of other companies in the industry, and investor, customer, and employee relations considerations. As of May 2, 2025, the Company does not believe there is a reasonable possibility that a material loss exceeding the amounts already accrued for across all proceedings or matters has been incurred. However, since the ultimate resolution of any such proceedings and matters is inherently unpredictable, the Company’s business, financial condition, results of operations, or cash flows could be materially affected in any particular period by unfavorable outcomes in one or more of these proceedings or matters. Whether the outcome of any claim, suit, assessment, investigation, or legal proceeding, individually or collectively, could have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows will depend on a number of factors, including the nature, timing, and amount of any associated expenses, amounts paid in settlement, damages, or other remedies or consequences.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Under the Separation and Distribution Agreement entered into with VMware, Inc. upon completion of its spin-off of VMware, Inc. on November 1, 2021, Dell Technologies agreed to indemnify VMware, Inc., each of its subsidiaries and each of their respective directors, officers, employees, as well as any successors and assigns of the foregoing, from and against all liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to Dell Technologies as part of the separation of Dell Technologies and VMware, Inc. (currently operating under the name VMware LLC, and individually and together with its subsidiaries, “VMware”) and their respective businesses (the “Separation”). VMware similarly agreed to indemnify Dell Technologies Inc., each of its subsidiaries and each of their respective directors, officers, and employees from and against all liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to VMware as part of the Separation. The amounts that VMware and Dell Technologies may be obligated to pay each other could vary depending on the outcome of certain unresolved tax matters, which may not be resolved for several years. Net income tax indemnification receivables from VMware were immaterial as of May 2, 2025 and January 31, 2025.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 11 — INCOME AND OTHER TAXES

For the three months ended May 2, 2025, the Company’s effective income tax rate was 10.9% on pre-tax income of $1.1 billion compared to (67.6)% on pre-tax income of $0.6 billion for the three months ended May 3, 2024. The changes in the Company’s effective income tax rate were primarily driven by discrete tax items. For the three months ended May 2, 2025, the Company recorded discrete tax benefits of $0.1 billion related to stock-based compensation. For the three months ended May 3, 2024, the Company recorded discrete tax benefits of $0.4 billion related to changes in uncertain tax benefits resulting from the expiration of certain U.S. statutes of limitations and $0.2 billion related to stock-based compensation.

The differences between the estimated effective income tax rates and the U.S. federal statutory rate of 21% principally result from the geographical distribution of income, differences between the book and tax treatment of certain items, and discrete tax items. In certain jurisdictions, the Company’s tax rate is significantly less than the applicable statutory rate as a result of tax holidays. The majority of the Company’s foreign income subject to these tax holidays and lower tax rates is attributable to Singapore and China. As of May 2, 2025, the Company was not aware of any matters of non-compliance related to these tax holidays.

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

The Company believes that it has provided adequate reserves related to all income tax matters contained in tax periods open to examination, including the IRS audits described above. Although the Company believes it has made adequate provisions for the uncertainties with respect to these audits, should the Company experience unfavorable outcomes, such outcomes could have a material impact on its results of operations, financial position, and cash flows.

Judgment is required in evaluating the Company’s uncertain tax positions and determining the Company’s provision for income taxes. Net unrecognized tax benefits were $1.0 billion and $0.9 billion as of May 2, 2025 and January 31, 2025, respectively, and are included in other non-current liabilities in the Condensed Consolidated Statements of Financial Position. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

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

The following table presents changes in accumulated other comprehensive income (loss), net of tax, by the following components as of the dates indicated:

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Pension and Other Postretirement Plans	Accumulated Other Comprehensive Income (Loss)

	(in millions)
Balances as of January 31, 2025	$(1,023)	$105	$(21)	$(939)
Other comprehensive income (loss) before reclassifications	252	(257)	(1)	(6)
Amounts reclassified from accumulated other comprehensive income (loss)	—	11	—	11
Sale of Secureworks (a)	8	—	—	8
Total change for the period	260	(246)	(1)	13
Balances as of May 2, 2025	$(763)	$(141)	$(22)	$(926)
____________________
(a)See Note 1 of the Notes to the Condensed Consolidated Financial Statements for more information about the sale of Secureworks.

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

The following table presents reclassifications out of accumulated other comprehensive income (loss), net of tax, to net income for the periods indicated:

	Three Months Ended
	May 2, 2025			May 3, 2024
	Cash Flow Hedges	Pensions	Total	Cash Flow Hedges	Pensions	Total

	(in millions)
Total reclassifications, net of tax:
Net revenue	$(8)	$—	$(8)	$18	$—	$18
Cost of net revenue	(3)	—	(3)	1	—	1
Operating expenses	—	—	—	—	1	1
Total reclassifications, net of tax	$(11)	$—	$(11)	$19	$1	$20

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 13 — CAPITALIZATION

The following table presents the Company’s authorized, issued, and outstanding common stock as of the dates indicated:

	Authorized	Issued	Outstanding

	(in millions)
Common stock as of May 2, 2025
Class A	600	277	277
Class B	200	62	62
Class C	7,900	504	344
Class D	100	—	—
	8,800	843	683

Common stock as of January 31, 2025
Class A	600	277	277
Class B	200	62	62
Class C	7,900	495	357
Class D	100	—	—
	8,800	834	696

Preferred Stock

The Company is authorized to issue one million shares of preferred stock, par value $0.01 per share. As of May 2, 2025 and January 31, 2025, no shares of preferred stock were issued or outstanding.

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

During the three months ended May 2, 2025, there were no conversions of shares of Class A Common Stock or Class B Common Stock into shares of Class C Common Stock. During the fiscal year ended January 31, 2025, the Company issued 100 million shares of Class C Common Stock to stockholders upon the conversion of 76 million shares of Class A Common Stock and 24 million shares of Class B Common Stock in accordance with the Company’s certificate of incorporation.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Dividends

On February 27, 2025, the Company announced that the Board of Directors approved an 18% increase in the quarterly dividend rate to $0.525 per share per fiscal quarter beginning in the first quarter of Fiscal 2026.

The Company paid the following dividends during the periods presented:

Declaration Date	Record Date	Payment Date	Dividend per Share	Amount (in millions)

Fiscal 2026
February 27, 2025	April 22, 2025	May 2, 2025	$0.525	$360

Fiscal 2025
February 29, 2024	April 23, 2024	May 3, 2024	$0.445	$316

During the three months ended May 2, 2025 and May 3, 2024, the Company also paid an immaterial amount of dividend equivalents on eligible vested equity awards which are not included above.

Repurchases of Common Stock

On September 23, 2021, the Company’s Board of Directors approved the Company’s current stock repurchase program with no fixed expiration date under which the Company was authorized to repurchase up to $5 billion of shares of Class C Common Stock, exclusive of any fees, commissions, or other expenses related to such repurchases. On October 5, 2023 and February 27, 2025, the Company’s Board of Directors authorized additional shares for repurchase under the program of $5 billion and $10 billion, respectively. Following the February 27, 2025 approval, the Company had approximately $11.5 billion of authorized shares remaining under the program.

During the three months ended May 2, 2025, the Company repurchased approximately 22 million shares of Class C Common Stock for a total purchase price of approximately $2.0 billion. During the three months ended May 3, 2024, the Company repurchased approximately 7 million shares of Class C Common Stock for a total purchase price of approximately $0.7 billion.

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

The following table presents basic and diluted earnings per share for the periods indicated:

	Three Months Ended
	May 2, 2025	May 3, 2024
Earnings per share attributable to Dell Technologies Inc.
Dell Technologies Common Stock — Basic	$1.39	$1.41
Dell Technologies Common Stock — Diluted	$1.37	$1.37

The following table presents the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended
	May 2, 2025	May 3, 2024

	(in millions)
Numerator: Dell Technologies Common Stock
Net income attributable to Dell Technologies Inc. — basic and diluted	$965	$997

Denominator: Dell Technologies Common Stock weighted-average shares outstanding
Weighted-average shares outstanding — basic	692	708
Dilutive effect of equity awards	10	19
Weighted-average shares outstanding — diluted	702	727
Weighted-average shares outstanding — antidilutive	4	—

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 15 — SEGMENT INFORMATION

The Company reports its financial results through two reportable segments which are based on the following business units: Infrastructure Solutions Group (“ISG”) and Client Solutions Group (“CSG”). The Company organizes its reportable segments based on the manner in which management evaluates the performance of the Company.

The Company’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The CODM is regularly provided and reviews segment revenue and segment operating income to assess the performance of each segment and allocate resources to the segments in the annual planning process. The Company’s measure of segment revenue and segment operating income for management reporting purposes excludes Corporate and other, amortization of intangible assets, stock-based compensation expense, and other corporate expenses, as applicable, which are not used in evaluating the results of, or in allocating resources to, the segments. The Company does not allocate assets to the above reportable segments for internal reporting purposes. Additionally, the accounting policies of the segments are the same as those described in Note 2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025.

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

On March 25, 2024, the Company terminated the Commercial Framework Agreement with VMware, whereby Dell Technologies acted as a distributor of Broadcom Inc.’s VMware stand-alone products and services and purchased such products and services for resale to end-user customers (“VMware Resale”). Dell Technologies no longer acts as a distributor of such products and services, although it continues to support customers that have purchased resale offerings sold in prior periods. The results of VMware Resale transactions are reflected in Corporate and other. The Company continues to integrate and embed certain VMware products and services with the Company’s VxRail solution to end-user customers. The results for this integrated offering are reflected within ISG.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents a reconciliation of net revenue by the Company’s reportable segments to the Company’s consolidated net revenue as well as a reconciliation of segment operating income to the Company’s consolidated operating income for the periods indicated:

	Three Months Ended
	May 2, 2025	May 3, 2024

	(in millions)
Consolidated net revenue:
Infrastructure Solutions Group	$10,317	$9,227
Client Solutions Group	12,509	11,967
Reportable segment net revenue	22,826	21,194
Corporate and other (a)	552	1,050
Total consolidated net revenue	$23,378	$22,244

Consolidated operating income:
Infrastructure Solutions Group	$998	$736
Client Solutions Group	653	777
Reportable segment operating income (b)	1,651	1,513
Corporate and other (a)	15	6
Amortization of intangibles (c)	(126)	(168)
Stock-based compensation expense (d)	(190)	(210)
Other corporate expenses (e)	(185)	(176)
Total consolidated operating income (f)	$1,165	$965
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
(c)Amortization of intangibles includes non-cash purchase accounting adjustments that are primarily related to the acquisition by merger of EMC Corporation.
(d)Stock-based compensation expense consists of equity awards granted based on the estimated fair value of those awards at grant date.
(e)Other corporate expenses includes severance expenses, payroll taxes associated with stock-based compensation, incentive charges related to equity investments, facility action costs, transaction-related expenses, and impairment charges.
(f)Income and expenses within interest and other, net, is not allocated to the reportable segments. Therefore, the Company only reports to reportable segment operating income.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents the significant expense categories by reportable segment for the periods indicated:

	Three Months Ended
	May 2, 2025	May 3, 2024

	(in millions)
Infrastructure Solutions Group:
Cost of net revenue	$7,050	$6,204
Selling, general, and administrative	$1,695	$1,759
Research and development	$574	$528

Client Solutions Group:
Cost of net revenue	$10,738	$10,115
Selling, general, and administrative	$982	$961
Research and development	$136	$114

The following table presents the disaggregation of net revenue by reportable segment and by major product categories within the segments for the periods indicated:

	Three Months Ended
	May 2, 2025	May 3, 2024

	(in millions)
Net revenue:
Infrastructure Solutions Group:
Servers and networking	$6,321	$5,466
Storage	3,996	3,761
Total ISG net revenue	$10,317	$9,227
Client Solutions Group:
Commercial	$11,046	$10,154
Consumer	1,463	1,813
Total CSG net revenue	$12,509	$11,967

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 16 — SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION

The following table presents additional information on selected assets included in the Condensed Consolidated Statements of Financial Position as of the dates indicated:

	May 2, 2025	January 31, 2025

	(in millions)
Cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$7,700	$3,633
Cash and cash equivalents — held for sale (a)	—	62
Restricted cash (b)	153	124
Total cash, cash equivalents, and restricted cash	$7,853	$3,819
Inventories:
Production materials	$5,245	$4,432
Work-in-process	1,229	1,128
Finished goods	941	1,156
Total inventories	$7,415	$6,716
Deferred costs:
Total deferred costs, current (c)	$3,854	$4,129
Contract manufacturers' receivables:
Total contract manufacturers' receivables (d)	$3,850	$731
Property, plant, and equipment, net:
Assets in a customer contract	$5,559	$5,204
Computer and other equipment	3,744	3,651
Land and buildings	2,894	2,838
Internal use software	2,451	2,403
Total property, plant, and equipment	14,648	14,096
Accumulated depreciation and amortization	(8,265)	(7,760)
Total property, plant, and equipment, net	$6,383	$6,336
____________________
(a)Held for sale represents the reclassification of Secureworks cash and cash equivalents to assets held for sale as of January 31, 2025. See Note 1 of the Notes to the Condensed Consolidated Financial Statements for more information about the sale of Secureworks.
(b)Restricted cash is primarily classified as other current assets in the Condensed Consolidated Statements of Financial Position and consists predominantly of cash required to be held in escrow pursuant to DFS securitization arrangements.
(c)Deferred costs are included in other current assets in the Condensed Consolidated Statements of Financial Position. Amounts classified as long-term deferred costs are included in other non-current assets and are not disclosed above.
(d)Contract manufacturers’ receivables are classified as other current assets in the Condensed Consolidated Statements of Financial Position and consist of sales of components to contract manufacturers to manufacture or assemble the Company’s products. The Company has agreements with the majority of contract manufacturers that permit net settlement mitigating the credit risk wholly or in part. During the three months ended May 2, 2025, the portion of receivables not offset increased primarily due to the timing of the sale of components to one contract manufacturer and the corresponding purchase of assembled products.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Warranty Liability

The following table presents changes in the Company’s liability for standard limited warranties for the periods indicated:

	Three Months Ended
	May 2, 2025	May 3, 2024

	(in millions)
Warranty liability:
Warranty liability at beginning of period	$424	$426
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties (a)	211	229
Service obligations honored	(220)	(229)
Warranty liability at end of period (b)	$415	$426
____________________
(a)Changes in cost estimates related to pre-existing warranties are aggregated with accruals for new standard warranty contracts. The Company’s warranty liability process does not differentiate between estimates made for pre-existing warranties and those made for new warranty obligations.
(b)The liabilities for standard warranties are included in accrued and other and in non-current liabilities in the Condensed Consolidated Statements of Financial Position.

Severance Charges

The Company incurs costs related to employee severance and records a liability for these costs when it is probable that employees will be entitled to termination benefits and the amounts can be reasonably estimated. The liability related to these actions is included in accrued and other within current liabilities in the Condensed Consolidated Statements of Financial Position.

The following table presents the activity related to the Company’s severance liability for the periods indicated:

	Three Months Ended
	May 2, 2025	May 3, 2024

	(in millions)
Severance liability:
Severance liability at beginning of period	$238	$352
Severance charges	130	92
Cash paid and other	(217)	(250)
Severance liability at end of period	$151	$194

The following table presents severance charges as included in the Condensed Consolidated Statements of Income for the periods indicated:

	Three Months Ended
	May 2, 2025	May 3, 2024

	(in millions)
Severance charges:
Cost of net revenue	$30	$29
Selling, general, and administrative	67	43
Research and development	33	20
Total severance charges	$130	$92

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Supply Chain Finance Program

The Company maintains a Supply Chain Finance Program (the “SCF Program”), which enables eligible suppliers, at the supplier's sole discretion, to sell receivables due from the Company to a third-party financial institution. The Company has no involvement in establishing the terms or conditions of the arrangement between its suppliers and the financial institution, no economic interest in a supplier's decision to sell a receivable, and does not provide legally secured assets or other forms of guarantees under the arrangement. The SCF Program does not impact the Company's liquidity, as payments for participating supplier invoices are remitted by the Company to the financial institution on the original invoice due date, regardless of whether an individual invoice is sold by the supplier to the financial institution. As of May 2, 2025 and January 31, 2025, the Company had $1.3 billion and $1.4 billion, respectively, included within accounts payable on the Condensed Consolidated Statements of Financial Position representing invoices due to suppliers confirmed as valid under the SCF Program.

Interest and other, net

The following table presents information regarding interest and other, net as included in the Condensed Consolidated Statements of Income for the periods indicated:

	Three Months Ended
	May 2, 2025	May 3, 2024

	(in millions)
Interest and other, net:
Investment income, primarily interest	$31	$54
Gain (loss) on investments, net	17	(30)
Interest expense	(354)	(343)
Foreign exchange	(5)	(38)
Gain on disposition of businesses and assets	236	—
Other	(7)	(16)
Total interest and other, net	$(82)	$(373)

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 17 — REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

As discussed in Note 1 of the Notes to the Condensed Consolidated Financial Statements and as previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025, the Company discovered accumulated credits from certain suppliers that were not recorded or not recorded in the correct period in its previously reported financial results. Accordingly, the Company has revised its previously reported quarterly financial information for the three months ended May 3, 2024 based on the summary presented below to correct for the overstatement of cost of net revenue to the Condensed Consolidated Statements of Income, net of the related income tax effect. The revision did not have an impact on the Company’s net revenue.

A summary of the corrections to the affected financial statement line items in these Condensed Consolidated Financial Statements is presented below.

Condensed Consolidated Statements of Income

	Three Months Ended
	May 3, 2024
	As Reported	Adjustment	As Revised

	(in millions, except per share amounts)
Cost of net revenue:
Products	$13,766	$(45)	$13,721
Total cost of net revenue	$17,438	$(45)	$17,393
Gross margin	$4,806	$45	$4,851
Operating income	$920	$45	$965
Income before income taxes	$547	$45	$592
Income tax expense (benefit)	$(408)	$8	$(400)
Net income	$955	$37	$992
Net income attributable to Dell Technologies Inc.	$960	$37	$997

Earnings per share attributable to Dell Technologies Inc.
Basic	$1.36	$0.05	$1.41
Diluted	$1.32	$0.05	$1.37
____________________
(a)The Company’s Condensed Consolidated Statements of Comprehensive Income were also affected by the revised net income amounts for the period presented above.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	May 3, 2024
	As Reported	Adjustment	As Revised

	(in millions)
Cash flow from operations:
Net income	$955	$37	$992
Adjustments to reconcile net income to net cash provided by operating activities:
Other assets and liabilities	$(592)	$(1)	$(593)
Accounts payable	$1,241	$(36)	$1,205

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 18 — SUBSEQUENT EVENTS

There were no known events occurring after May 2, 2025 and up until the date of issuance of this report that would materially affect the information presented herein.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025 and the unaudited Condensed Consolidated Financial Statements included in this report. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs, and that are subject to numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied in any forward-looking statements.

Unless otherwise indicated, all results presented are prepared in a manner that complies, in all material respects, with generally accepted accounting principles in the United States of America (“GAAP”). Unless otherwise indicated, all changes identified for the current-period results represent comparisons to results for the prior corresponding fiscal period.

Unless the context indicates otherwise, references in this report to “we,” “us,” “our,” the “Company,” and “Dell Technologies” mean Dell Technologies Inc. and its consolidated subsidiaries.

Our fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. We refer to our fiscal year ending January 30, 2026 as “Fiscal 2026,” and our fiscal year ended January 31, 2025 as “Fiscal 2025.” Fiscal 2026 and Fiscal 2025 include 52 weeks.

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

Our other businesses primarily consist of our historical resale of standalone offerings of VMware LLC (formerly VMware, Inc. and individually and together with its subsidiaries, “VMware”), referred to as “VMware Resale,” and offerings of SecureWorks Corp. (“Secureworks”) through the date of the sale of Secureworks as discussed below. These businesses are divested businesses or their offerings are no longer actively sold, and are not classified as reportable segments, either individually or collectively. Their operating results are reported within Corporate and other. On February 3, 2025, the sale of Secureworks to Sophos Inc., an affiliate of Thoma Bravo, L.P., was completed in an all-cash transaction for a purchase price of approximately $0.9 billion. We received total cash consideration for the equity interest held in Secureworks of approximately $0.6 billion, resulting in a gain on sale recorded of $0.2 billion recognized in interest and other, net in the Condensed Consolidated Statements of Income during the three months ended May 2, 2025.

For further discussion regarding our current reportable segments, see “Results of Operations — Business Unit Results” and Note 15 of the Notes to the Condensed Consolidated Financial Statements included in this report.

We offer customers choices in how they acquire our solutions, including traditional purchasing and offerings under the Dell Payment Solutions portfolio. These offerings provide both payment and consumption solutions, including as-a-Service, subscription, utility, leases, and loans, which allow our customers to pay over time and provide them with operational and financial flexibility. Dell Financial Services and its affiliates (“DFS”) support financing solutions and services as part of the portfolio. For additional information about our financing arrangements, see Note 4 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Business Trends and Challenges

During the first quarter of Fiscal 2026, we executed our strategy with strong operating results, generating overall net revenue and operating income growth. The following trends and conditions affected the environment in which we operated:

•Macroeconomic environment: The demand environment significantly increased for our AI-optimized server offerings and remained strong for our commercial offerings. While the demand environment was strong, the pricing environment remained competitive, primarily impacting our CSG gross margin performance.

•Demand of AI-optimized solutions: Our ISG business continued to benefit from increased demand for AI-optimized solutions as customers continue to adopt and further integrate AI. As a result of the substantial demand for our AI-optimized servers during the quarter, backlog levels significantly increased when compared to the prior quarter. Given the scale of the AI opportunities, the varying stages of customer readiness, and the frequency of component part updates or transitions, there is inherent non-linearity in the timing of demand and subsequent shipments for our AI-optimized server offerings, which continues to drive variability in our revenue.

•Technology refresh in core markets: Within our CSG business, the PC refresh cycle is underway as customers have begun upgrading their devices, which has contributed to increased demand for our commercial offerings and CSG net revenue growth. Additionally, within our ISG business, we continue to see customers modernize and consolidate their data centers as more customers transition to next-generation products, which drove modest demand within our traditional servers and networking offerings.

•Business modernization initiatives: We continue to prioritize ongoing modernization initiatives to achieve greater efficiencies and streamline our processes, while also continuing to make strategic investments designed to enable growth and innovation. These initiatives have resulted in a continued net reduction in our operating expenses.

We expect net revenue growth for the full fiscal year primarily driven by ISG net revenue, and to a lesser extent, CSG net revenue. We expect demand growth across our servers and networking offerings throughout the remainder of Fiscal 2026, which will result in ISG net revenue growth. While we expect overall ISG net revenue growth, we anticipate potential near-term demand moderation as customers reevaluate IT spending behavior due to uncertainty in the macroeconomic environment. We expect CSG net revenue growth driven in part by the PC refresh cycle. Additionally, we expect a continued reduction of our Corporate and other net revenue driven by offerings that are no longer actively sold and businesses that have been divested.

We expect a modest decline in input costs during Fiscal 2026, primarily driven by anticipated deflation for component costs. Input cost trends are dependent on the strength or weakness of actual end-user demand and supply dynamics, which will continue to fluctuate and ultimately impact our costs, pricing, and operating results.

We remain focused on executing our key strategic priorities, creating long-term value for our stakeholders, and addressing our customers’ needs while continuing to make prudent decisions in response to the environment. We expect margin growth for the full fiscal year, while balancing anticipated margin rate pressure resulting from a continuing shift in mix towards our AI-optimized servers and a competitive environment. We look to balance profitability and growth while maintaining disciplined pricing as we navigate through competitive pricing pressures.

We continue to advance our own capabilities to change the way we work and make decisions, improve business outcomes and the customer experience, and reduce costs by leveraging new technology and optimizing business processes. We remain committed to disciplined cost management in coordination with our ongoing business modernization initiatives and expect continued reductions in operating expenses as we take certain measures to reduce costs, including limitation of external hiring, employee reorganizations, and other actions to align our investments with our strategic priorities and customer needs. We anticipate these actions will result in additional reductions in our overall headcount. We believe our unique operating advantages provide a foundation to foster business growth, enable innovation, drive efficiencies, and continue to position us for long-term success.

Relationship with VMware — On March 25, 2024, we terminated our Commercial Framework Agreement with VMware, whereby we acted as a distributor of Broadcom Inc.’s VMware standalone products and services. We no longer act as a distributor of such products and services, although we continue to support customers that have purchased resale offerings sold in prior periods. We continue to integrate and embed certain VMware products and services with our VxRail solution to end-user customers. The results for this integrated offering are reflected within ISG.

ISG — We expect ISG will continue to be impacted by the evolving nature of the IT infrastructure market and competitive environment. With our scale and market-leading solutions portfolio, we believe we are well-positioned to address the ongoing competitive dynamics and trends in technology and customer needs. Through our collaborative, customer-focused approach to innovation, we strive to deliver relevant new and next-generation solutions and software to our customers quickly and efficiently. We continue to focus on customer base expansion and the lifetime value of customer relationships.

We anticipate ISG will continue to benefit from technology advancements and interest in AI as customers continue to adopt and integrate AI. The timing of customer purchases reflects the varying stages of adoption of AI by different customer segments and drives variability in our revenue. To meet the growing demand and increasing complexity of our AI-optimized offerings, we have increased our purchases of certain components with suppliers, which has resulted in increased inventory levels, higher purchase obligations, and new working capital dynamics. Additionally, frequent component part updates or transitions create additional challenges in managing demand and supply levels. While we have seen lead times shorten, we anticipate the next generation of these components, for which the demand remains high, will be subject to supply constraints.

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

Competitive dynamics remain an important factor in our CSG business and continue to impact pricing and operating results. We are committed to our long-term CSG strategy and will continue to make investments to innovate across the portfolio. We expect that the CSG demand environment will be subject to seasonal trends and influenced by the timing and scale of the PC refresh cycle.

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

Foreign Currency Exposure — We manage our business on a U.S. Dollar basis. However, we have a large global presence, generating approximately half of our net revenue from sales to customers outside of the United States during the first quarter of Fiscal 2026 and Fiscal 2025. As a result, our operating results can be, and particularly in recent periods have been, impacted by fluctuations in foreign currency exchange rates. We utilize a comprehensive hedging strategy intended to mitigate the impact of foreign currency volatility over time, and we adjust pricing when possible to further minimize foreign currency impacts.

Other Macroeconomic Risks and Uncertainties — During the first quarter of Fiscal 2026, a number of countries, including the United States, imposed or proposed tariffs on imports, and may continue to do so. The impacts of trade protection measures, including increases or changes in tariffs and trade barriers, changes in government policies and international trade arrangements, geopolitical volatility, and global macroeconomic conditions, or uncertainty regarding the impact of proposed or future trade protection measures, may affect our results of operations in some markets. We leveraged the agility and scale of our world-class supply chain to mitigate impacts of tariffs during the quarter, and will continue to respond to changing market conditions as needed.

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

Non-GAAP product gross margin, non-GAAP services gross margin, non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income, non-GAAP net income, and non-GAAP earnings per share attributable to Dell Technologies Inc. - diluted, as defined by us, exclude amortization of intangible assets, stock-based compensation expense, other corporate (income) expenses and, for non-GAAP net income and non-GAAP earnings per share attributable to Dell Technologies Inc. - diluted, fair value adjustments on equity investments and an aggregate adjustment for income taxes. As the excluded items may have a material impact on our financial results, our management compensates for this limitation by relying primarily on our GAAP results and using non-GAAP financial measures supplementally or for projections when comparable GAAP financial measures are not available.

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

•Amortization of Intangible Assets — Amortization of intangible assets primarily consists of the amortization of customer relationships, developed technology, and trade names. In connection with our acquisition by merger of EMC Corporation in 2016, all of the tangible and intangible assets and liabilities were accounted for and recognized at fair value on the transaction date. We exclude amortization charges for the amortization of intangible assets as they do not reflect our current operating performance and charges are significantly impacted by the timing and magnitude of our acquisitions and, as a result, may vary in amount from period to period.

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

•Other Corporate (Income) Expenses — Other corporate (income) expenses consist primarily of transaction-related gains on the sales of businesses, severance expenses, payroll taxes associated with stock-based compensation, incentive charges related to equity investments, transaction-related expenses, facility action costs, and impairment charges. During the first quarter of Fiscal 2026, we recognized a $0.2 billion gain related to the sale of Secureworks. Although we may incur these types of expenses in the future, we exclude other corporate (income) expenses as they can vary from period to period, are significantly impacted by the timing and nature of these events, and are not used by management in assessing operating performance of the business.

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

The following table presents a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP measure for the periods indicated:

	Three Months Ended
	May 2, 2025	% Change	May 3, 2024

	(in millions, except percentages)
Product gross margin	$2,483	3%	$2,406
Non-GAAP adjustments:
Amortization of intangibles	41		60
Stock-based compensation expense	15		14
Other corporate expenses	9		4
Non-GAAP product gross margin	$2,548	3%	$2,484

Services gross margin	$2,454	—%	$2,445
Non-GAAP adjustments:
Stock-based compensation expense	24		24
Other corporate expenses	31		39
Non-GAAP services gross margin	$2,509	—%	$2,508

Gross margin	$4,937	2%	$4,851
Non-GAAP adjustments:
Amortization of intangibles	41		60
Stock-based compensation expense	39		38
Other corporate expenses	40		43
Non-GAAP gross margin	$5,057	1%	$4,992

Operating expenses	$3,772	(3)%	$3,886
Non-GAAP adjustments:
Amortization of intangibles	(85)		(108)
Stock-based compensation expense	(151)		(172)
Other corporate expenses	(145)		(133)
Non-GAAP operating expenses	$3,391	(2)%	$3,473

	Three Months Ended
	May 2, 2025	% Change	May 3, 2024

	(in millions, except percentages and per share amounts)
Operating income	$1,165	21%	$965
Non-GAAP adjustments:
Amortization of intangibles	126		168
Stock-based compensation expense	190		210
Other corporate expenses	185		176
Non-GAAP operating income	$1,666	10%	$1,519

Net income	$965	(3)%	$992
Non-GAAP adjustments:
Amortization of intangibles	126		168
Stock-based compensation expense	190		210
Other corporate (income) expenses	(58)		170
Fair value adjustments on equity investments	(17)		30
Aggregate adjustment for income taxes	(120)		(611)
Non-GAAP net income	$1,086	13%	$959

Earnings per share attributable to Dell Technologies Inc. — diluted	$1.37	—%	$1.37
Non-GAAP adjustments:
Amortization of intangibles	0.18		0.23
Stock-based compensation expense	0.27		0.29
Other corporate (income) expenses	(0.08)		0.24
Fair value adjustments on equity investments	(0.02)		0.04
Aggregate adjustment for income taxes	(0.17)		(0.84)
Total non-GAAP adjustments attributable to non-controlling interests	—		(0.01)
Non-GAAP earnings per share attributable to Dell Technologies Inc. — diluted	$1.55	17%	$1.32

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

The following table presents a reconciliation of free cash flow and adjusted free cash flow to cash flow from operations for the periods indicated:

	Three Months Ended
	May 2, 2025	% Change	May 3, 2024

	(in millions, except percentages)
Cash flow from operations	$2,796	168%	$1,043
Non-GAAP adjustments:
Capital expenditures and capitalized software development costs, net (a)	(568)		(586)
Free cash flow	$2,228	388%	$457

Free cash flow	$2,228	388%	$457
Non-GAAP adjustments:
Financing receivables (b)	(23)		165
Equipment under operating leases (c)	27		1
Adjusted free cash flow	$2,232	258%	$623
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

	Three Months Ended
	May 2, 2025			May 3, 2024
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue

	(in millions, except percentages and per share amounts)
Net revenue:
Products	$17,599	75.3%	9%	$16,127	72.5%
Services	5,779	24.7%	(6)%	6,117	27.5%
Total net revenue	$23,378	100.0%	5%	$22,244	100.0%
Gross margin:
Products	$2,483	14.1%	3%	$2,406	14.9%
Services	2,454	42.5%	—%	2,445	40.0%
Total gross margin	$4,937	21.1%	2%	$4,851	21.8%
Operating expenses	$3,772	16.1%	(3)%	$3,886	17.5%
Operating income	$1,165	5.0%	21%	$965	4.3%
Net income	$965	4.1%	(3)%	$992	4.5%
Earnings per share attributable to Dell Technologies — diluted	$1.37		—%	$1.37
Cash flow from operations	$2,796		168%	$1,043

Non-GAAP Financial Information
	Three Months Ended
	May 2, 2025			May 3, 2024
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue

	(in millions, except percentages and per share amounts)
Non-GAAP gross margin:
Products	$2,548	14.5%	3%	$2,484	15.4%
Services	2,509	43.4%	—%	2,508	41.0%
Total non-GAAP gross margin	$5,057	21.6%	1%	$4,992	22.4%
Non-GAAP operating expenses	$3,391	14.5%	(2)%	$3,473	15.6%
Non-GAAP operating income	$1,666	7.1%	10%	$1,519	6.8%
Non-GAAP net income	$1,086	4.6%	13%	$959	4.3%
Non-GAAP earnings per share attributable to Dell Technologies — diluted	$1.55		17%	$1.32
Free cash flow	$2,228		388%	$457
Adjusted free cash flow	$2,232		258%	$623

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

Overview

During the first quarter of Fiscal 2026, net revenue increased by 5%, driven by an increase in ISG net revenue and, to a lesser extent, CSG net revenue that was partially offset by a decrease in Corporate and other net revenue. The increase in ISG net revenue was driven by growth in our servers and networking offerings. The increase in CSG net revenue was attributable to an increase in sales of our commercial offerings. Corporate and other net revenue declined primarily due to a decrease in VMware Resale revenue as we no longer act as a distributor of standalone VMware offerings.

During the first quarter of Fiscal 2026, operating income and non-GAAP operating income increased by 21% to $1.2 billion and 10% to $1.7 billion, respectively. The increases in operating income and non-GAAP operating income were primarily attributable to an increase in ISG operating income that was driven by our storage offerings.

During the first quarter of Fiscal 2026, operating income and non-GAAP operating income as a percentage of net revenue increased 70 basis points to 5.0% and 30 basis points to 7.1%, respectively. The increases were driven by the favorable impact of a decrease in operating expense rate as a result of strong net revenue growth coupled with continued disciplined cost management. The favorable impact of a decrease in operating expense rate was partially offset by a decline in gross margin as a percentage of net revenue due to a competitive CSG pricing environment and a shift in geographical mix within our servers and networking offerings coupled with a shift in mix between our ISG offerings.

Cash provided by operating activities was $2.8 billion during the first quarter of Fiscal 2026 and was driven by profitability and working capital dynamics. Working capital was primarily impacted by increased demand for our AI-optimized server offerings, which led to higher accounts payable, other current assets, and inventory levels, as well as other business impacts, including annual incentive-based personnel-related payments and strong cash collections performance. During the first quarter of Fiscal 2025, cash provided by operating activities was $1.0 billion, and was primarily driven by profitability and working capital dynamics, including a shift in mix of the business, the timing of purchases and payments to vendors, annual incentive-based personnel-related payments, and strong cash collections performance. See “Liquidity, Cash Requirements, and Market Conditions” for additional information about our cash flow metrics.

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

Net Revenue

During the first quarter of Fiscal 2026, net revenue increased 5%, primarily driven by an increase in ISG net revenue and, to a lesser extent, CSG net revenue that was partially offset by a decrease in Corporate and other net revenue. See “Business Unit Results” for further information.

•Product Net Revenue — Product net revenue includes revenue from the sale of hardware products and software licenses. During the first quarter of Fiscal 2026, product net revenue increased 9% due to an increase in ISG product net revenue and, to a lesser extent, an increase in CSG product net revenue. The increase in ISG product net revenue was driven by growth in our servers and networking offerings and, to a lesser extent, our storage offerings. The increase in CSG product net revenue was driven by growth in our commercial offerings, partially offset by lower demand for our consumer offerings.

•Services Net Revenue — Services net revenue includes revenue from our services offerings and support services related to hardware products and software licenses. During the first quarter of Fiscal 2026, services net revenue decreased 6% due to a decline in Corporate and other services net revenue, as we no longer act as a distributor of standalone VMware offerings.

A substantial portion of services net revenue is derived from offerings that have been deferred over a period of time, and, as a result, reported growth rates for services net revenue will be different than reported growth rates for product net revenue.

From a geographical perspective, net revenue increased in EMEA and APJ and decreased in the Americas during the first quarter of Fiscal 2026.

Gross Margin

During the first quarter of Fiscal 2026, gross margin and non-GAAP gross margin increased 2% to $4.9 billion and 1% to $5.1 billion, respectively, driven by an increase in ISG gross margin. The increase in ISG gross margin was primarily attributable to growth in our storage offerings.

During the first quarter of Fiscal 2026, gross margin and non-GAAP gross margin percentage decreased 70 basis points to 21.1% and 80 basis points to 21.6%, respectively. The decreases in gross margin percentage and non-GAAP gross margin percentage were primarily driven by a competitive CSG pricing environment and a shift in geographical mix within our servers and networking offerings coupled with a shift in mix between our ISG offerings.

•Product Gross Margin — During the first quarter of Fiscal 2026, both product gross margin and non-GAAP product gross margin increased 3% to $2.5 billion. The increases were primarily attributable to an increase in ISG product gross margin due to growth in our storage offerings.

During the first quarter of Fiscal 2026, product gross margin percentage and non-GAAP product gross margin percentage decreased 80 basis points to 14.1% and 90 basis points to 14.5%, respectively. The declines were primarily attributable to a competitive CSG pricing environment and a shift in geographical mix within our servers and networking offerings coupled with a shift in mix between our ISG offerings.

•Services Gross Margin — During the first quarter of Fiscal 2026, both services gross margin and non-GAAP services gross margin remained flat at $2.5 billion.

During the first quarter of Fiscal 2026, services gross margin percentage and non-GAAP services gross margin percentage increased 250 basis points to 42.5% and 240 basis points to 43.4%, respectively. The increases in services gross margin percentage and non-GAAP services gross margin percentage were primarily driven by a shift in mix, as we no longer act as a distributor of standalone VMware offerings.

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

The terms and conditions of our vendor rebate programs are largely based on product volumes and are generally negotiated either at the beginning of the annual or quarterly period, depending on the program. The timing and amount of vendor rebates and other discounts we receive under the programs may vary from period to period, reflecting changes in the competitive environment. We monitor our component costs and seek to address the effects of any changes to terms that might arise under our vendor rebate programs. Our gross margins for the first quarter of Fiscal 2026 were not materially affected by any changes to the terms of our vendor rebate programs, as the amounts we received under these programs were generally stable relative to our total net cost. We are not aware of any significant changes to our vendor rebate programs that will materially impact our results in the near term.

Operating Expenses

The following table presents information regarding our operating expenses for the periods indicated:

	Three Months Ended
	May 2, 2025			May 3, 2024
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue

	(in millions, except percentages)
Operating expenses:
Selling, general, and administrative	$2,964	12.6%	(5)%	$3,123	14.1%
Research and development	808	3.5%	6%	763	3.4%
Total operating expenses	$3,772	16.1%	(3)%	$3,886	17.5%

	Three Months Ended
	May 2, 2025			May 3, 2024
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue

	(in millions, except percentages)
Non-GAAP operating expenses	$3,391	14.5%	(2)%	$3,473	15.6%

During the first quarter of Fiscal 2026, total operating expenses decreased 3% due to a decline in selling, general, and administrative (“SG&A”) expenses.

•Selling, General, and Administrative — During the first quarter of Fiscal 2026, SG&A expenses decreased 5%, driven by a decrease in employee compensation and benefits expense, principally due to a decline in overall headcount.

•Research and Development — Research and development (“R&D”) expenses are primarily composed of personnel-related expenses incurred in connection with product development. R&D expenses increased 6% during the first quarter of Fiscal 2026, principally due to continued support of R&D initiatives.

As a percentage of net revenue, R&D expenses for the first quarter of Fiscal 2026 and Fiscal 2025 were 3.5% and 3.4%, respectively. We continue to support R&D initiatives to innovate and introduce new and enhanced solutions into the market.

During the first quarter of Fiscal 2026, non-GAAP operating expenses decreased 2%, driven by a decline in employee compensation and benefits expense, primarily resulting from a decline in overall headcount. The decline in employee compensation and benefits expense was partially offset by continued support of R&D initiatives.

We continue to make strategic investments designed to enable growth and innovation, while balancing our efforts to drive cost efficiencies in the business. We also expect to continue making investments in support of our own digital transformation, which aims to streamline and optimize our business processes.

Operating Income

During the first quarter of Fiscal 2026, operating income and non-GAAP operating income increased by 21% to $1.2 billion and 10% to $1.7 billion, respectively. The increases in operating income and non-GAAP operating income were primarily attributable to an increase in ISG operating income that was driven by our storage offerings.

During the first quarter of Fiscal 2026, operating income and non-GAAP operating income as a percentage of net revenue increased 70 basis points to 5.0% and 30 basis points to 7.1%, respectively. The increases were driven by the favorable impact of a decrease in operating expense rate as a result of strong net revenue growth coupled with continued disciplined cost management. The favorable impact of a decrease in operating expense rate was partially offset by a decline in gross margin as a percentage of net revenue due to a competitive CSG pricing environment and a shift in geographical mix within our servers and networking offerings coupled with a shift in mix between our ISG offerings.

Interest and Other, Net

The following table presents information regarding interest and other, net for the periods indicated:

	Three Months Ended
	May 2, 2025	May 3, 2024

	(in millions)
Interest and other, net:
Investment income, primarily interest	$31	$54
Gain (loss) on investments, net	17	(30)
Interest expense	(354)	(343)
Foreign exchange	(5)	(38)
Gain on disposition of businesses and assets	236	—
Other	(7)	(16)
Total interest and other, net	$(82)	$(373)

During the first quarter of Fiscal 2026, the change in interest and other, net was favorable primarily attributable to the gain on the sale of Secureworks and, to a lesser extent, the gains recognized within our strategic investments portfolio.

Income and Other Taxes

The following table presents information regarding our income and other taxes for the periods indicated:

	Three Months Ended
	May 2, 2025	May 3, 2024

	(in millions, except percentages)
Income before income taxes	$1,083	$592
Income tax expense (benefit)	$118	$(400)
Effective income tax rate	10.9%	(67.6)%

For the first quarter of Fiscal 2026 and Fiscal 2025, our effective income tax rates were 10.9% and (67.6)%, respectively. The change in our effective tax rates for Fiscal 2026 as compared to Fiscal 2025 was primarily attributable to discrete tax items. For the first quarter of Fiscal 2026, we recorded discrete tax benefits of $0.1 billion related to stock-based compensation. For the first quarter of Fiscal 2025, we recorded discrete tax benefits of $0.4 billion related to changes in uncertain tax benefits resulting from the expiration of certain U.S. statutes of limitations and $0.2 billion related to stock-based compensation.

Our effective income tax rate can fluctuate depending on the geographic distribution of our worldwide earnings, as our foreign earnings are generally taxed at lower rates than in the United States. The differences between our effective income tax rates and the U.S. federal statutory rate of 21% principally result from the geographical distribution of income, differences between the book and tax treatment of certain items, and discrete tax items. In certain jurisdictions, our tax rate is significantly less than the applicable statutory rate as a result of tax holidays. The majority of our foreign income subject to these tax holidays is attributable to Singapore and China. A significant portion of these income tax benefits relates to a tax holiday that will be effective until January 31, 2029. Most of our other tax holidays will expire in whole or in part during Fiscal 2030 and Fiscal 2031. Many of these tax holidays and reduced tax rates may be extended when certain conditions are met or may be terminated early if certain conditions are not met or as a result of changes in tax legislation. As of May 2, 2025, we were not aware of any matters of non-compliance.

Many countries, including Singapore, a country in which we have a tax holiday, have enacted or are in the process of enacting laws based on the Pillar Two proposal relating to a global minimum tax issued by the Organisation for Economic Co-operation and Development (“OECD”). While our effective income tax rate and cash income tax payments may increase in future years as a result of the global minimum tax, we do not expect it will have a material impact for Fiscal 2026. Our assessment could be affected by legislative guidance and future enactment of additional provisions within the Pillar Two framework.

For further discussion regarding tax matters, including the status of income tax audits, see Note 11 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Net Income

During the first quarter of Fiscal 2026, net income decreased 3% to $1.0 billion primarily due to higher income tax expense, largely offset by a favorable change in interest and other, net and an increase in operating income.

During the first quarter of Fiscal 2026, non-GAAP net income increased 13% to $1.1 billion primarily due to an increase in operating income.

Business Unit Results

Our reportable segments are based on the ISG and CSG business units. A description of our business units is provided under “Introduction.” See Note 15 of the Notes to the Condensed Consolidated Financial Statements included in this report for a reconciliation of net revenue and operating income by reportable segment to consolidated net revenue and consolidated operating income, respectively.

Infrastructure Solutions Group

The following table presents net revenue and operating income attributable to ISG for the periods indicated:

	Three Months Ended
	May 2, 2025	% Change	May 3, 2024

	(in millions, except percentages)
Net revenue:
Servers and networking	$6,321	16%	$5,466
Storage	3,996	6%	3,761
Total ISG net revenue	$10,317	12%	$9,227

Operating income:
ISG operating income	$998	36%	$736
% of segment net revenue	9.7%		8.0%

Net Revenue — During the first quarter of Fiscal 2026, ISG net revenue increased 12%, driven primarily by strength in our servers and networking offerings and, to a lesser extent, our storage offerings.

Net revenue from sales of servers and networking increased 16% during the first quarter of Fiscal 2026. The increase in servers and networking net revenue was driven by growth in both our traditional server and networking offerings and our AI-optimized server offerings.

Storage net revenue increased 6% during the first quarter of Fiscal 2026 primarily due to an increase in our core storage offerings.

From a geographical perspective, net revenue attributable to ISG increased in EMEA and APJ and decreased in the Americas during the first quarter of Fiscal 2026.

Operating Income — During the first quarter of Fiscal 2026, ISG operating income as a percentage of net revenue increased 170 basis points to 9.7% due to a decline in operating expense as a percentage of revenue that outpaced the decline in gross margin rate. Operating expense as a percentage of net revenue declined primarily due to strong ISG net revenue growth coupled with continued disciplined cost management. Gross margin rate decreased primarily as the result of a shift in geographical mix within our servers and networking offerings coupled with a shift in mix between our ISG offerings.

Client Solutions Group

The following table presents net revenue and operating income attributable to CSG for the periods indicated:

	Three Months Ended
	May 2, 2025	% Change	May 3, 2024

	(in millions, except percentages)
Net revenue:
Commercial	$11,046	9%	$10,154
Consumer	1,463	(19)%	1,813
Total CSG net revenue	$12,509	5%	$11,967

Operating income:
CSG operating income	$653	(16)%	$777
% of segment net revenue	5.2%		6.5%

Net Revenue — During the first quarter of Fiscal 2026, CSG net revenue increased 5%, driven primarily by strength in our commercial offerings, partially offset by lower demand for our consumer offerings.

Commercial net revenue increased 9% during the first quarter of Fiscal 2026, primarily as the result of an increase in units sold. Consumer net revenue decreased 19% during the first quarter of Fiscal 2026, primarily due to a decline in units sold.

From a geographical perspective, net revenue attributable to CSG increased across all regions during the first quarter of Fiscal 2026, most notably in the Americas.

Operating Income — During the first quarter of Fiscal 2026, CSG operating income as a percentage of net revenue decreased 130 basis points to 5.2%, primarily due to a decline in gross margin rate. The decline in gross margin rate was primarily the result of a competitive pricing environment.

OTHER BALANCE SHEET ITEMS

Accounts Receivable

We sell products and services directly to customers and through a variety of sales channels, including retail distribution. Our accounts receivable, net was $9.8 billion and $10.3 billion as of May 2, 2025 and January 31, 2025, respectively. Accounts receivable, net declined due to strong cash collections performance. We maintain an allowance for expected credit losses to cover receivables that may be deemed uncollectible. The allowance for expected credit losses is an estimate based on an analysis of historical loss experience, current receivables aging, and management’s assessment of current conditions and its reasonable and supportable expectation of future conditions, as well as specific identifiable customer accounts that are deemed at risk. As of May 2, 2025 and January 31, 2025, the allowance for expected credit losses was $82 million and $63 million, respectively. Based on our assessment, we believe that we are adequately reserved for expected credit losses.

Dell Financial Services and Financing Receivables

We offer or arrange a portfolio of payment and consumption solutions and services for our customers globally, including as-a-Service, subscription, utility, leases, and loans designed to match customers' consumption and financing preferences. We believe these options provide operational and financial flexibility and strengthen our customer relationships. To support financing solutions and services as part of the portfolio, DFS originates, collects, and services customer receivables primarily related to the purchase of our product and services solutions. New financing originations were $1.6 billion and $1.9 billion for the first quarter of Fiscal 2026 and Fiscal 2025, respectively.

Our leases are generally classified as sales-type leases or operating leases. On commencement of sales-type leases, we recognize profit up-front and recognize amounts due from the customer under the lease contract as financing receivables. Interest income is recognized as net product revenue over the term of the lease. Upon origination of operating leases, we record equipment under operating leases, classified as property, plant, and equipment, net. We recognize product revenue and depreciation expense, classified as cost of net revenue, over the contract term.

As of May 2, 2025 and January 31, 2025, our financing receivables, net were $11.4 billion and $11.2 billion, respectively. We maintain an allowance to cover expected financing receivables credit losses and evaluate credit loss expectations based on our total portfolio. For both the first quarter of Fiscal 2026 and Fiscal 2025, the principal charge-off rate for our financing receivables portfolio was 0.3%. The credit quality of our financing receivables remains strong due to the mix of high-quality commercial accounts in our portfolio. We continue to monitor broader economic indicators and their potential impact on future credit loss performance. We have an extensive process to manage our exposure to customer credit risk that includes active management of credit lines and collection activities. We also sell selected fixed-term financing receivables without recourse to unrelated third parties on a periodic basis, primarily to manage certain concentrations of customer credit exposure. Based on our assessment of the customer financing receivables, we believe that we are adequately reserved.

We retain a residual interest in equipment leased under our lease programs. As of May 2, 2025 and January 31, 2025, the residual interest recorded as part of financing receivables was $178 million and $168 million, respectively. The amount of the residual interest is established at the inception of the lease based upon estimates of the value of the equipment at the end of the lease term using historical studies, industry data, and future value-at-risk demand valuation methods. On a quarterly basis, we assess the carrying amount of our recorded residual values for expected losses. Generally, expected losses as a result of residual value risk on equipment under lease are not considered to be significant primarily because of the existence of a secondary market with respect to the equipment. Further, the lease agreement defines applicable return conditions and remedies for non-compliance to ensure that the leased equipment will be in good operating condition upon return. No expected losses were recorded related to residual assets during the first quarter of Fiscal 2026 and Fiscal 2025.

As of May 2, 2025 and January 31, 2025, equipment under operating leases, net was $2.3 billion and $2.2 billion, respectively. We assess the carrying amount of the equipment under operating leases for impairment whenever events or circumstances may indicate that an impairment has occurred. No material impairment losses were recorded related to such equipment during the first quarter of Fiscal 2026 and Fiscal 2025.

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

As part of our overall capital allocation strategy, we intend to continue returning capital to our stockholders through both share repurchase programs and dividend payments and to use the remaining available cash to drive growth and maintain our investment grade credit rating.

The following table presents our cash and cash equivalents as well as our available borrowings as of the dates indicated:

	May 2, 2025	January 31, 2025

	(in millions)
Cash and cash equivalents, and available borrowings:
Cash and cash equivalents	$7,700	$3,633
Remaining available borrowings under the revolving credit facility	5,998	5,999
Total cash and cash equivalents, and available borrowings	$13,698	$9,632

During the first quarter of Fiscal 2026, cash and cash equivalents increased by $4.1 billion primarily due to an increase in net debt from the issuance of Senior Notes and DFS debt, cash flows from operations, and the proceeds from the sale of Secureworks, the effects of which were partially offset by the return of capital to our stockholders, capital expenditures, and payments to settle employee tax withholdings on stock-based compensation.

As of May 2, 2025, our revolving credit facility had a maximum capacity of $6.0 billion. Available borrowings under this facility are reduced by draws on the facility and outstanding letters of credit. As of May 2, 2025, there were no borrowings outstanding under the facility and remaining available borrowings totaled approximately $6.0 billion. The revolving credit facility also acts as a backstop to provide liquidity support for our commercial paper program.

We maintain a commercial paper program under which we may issue unsecured notes in a maximum aggregate face amount of $5.0 billion outstanding at any time, with maturities of up to 397 days from the date of issue. As of May 2, 2025, we had no outstanding issuances under the program.

We may regularly use our available borrowings from the revolving credit facility and issuances under the commercial paper program, generally on a short-term basis, for general corporate purposes. See the following discussion for additional information about our debt.

Debt

The following table presents our outstanding debt as of the dates indicated:

	May 2, 2025	Change	January 31, 2025

	(in millions)
Core debt
Senior Notes	$19,073	$4,000	$15,073
Legacy Notes	952	—	952
DFS allocated debt	(3,056)	(28)	(3,028)
Total core debt	16,969	3,972	12,997
DFS related debt
DFS debt	8,927	216	8,711
DFS allocated debt	3,056	28	3,028
Total DFS related debt	11,983	244	11,739
Other	79	27	52
Total debt, principal amount	29,031	4,243	24,788
Carrying value adjustments	(250)	(29)	(221)
Total debt, carrying value	$28,781	$4,214	$24,567

The outstanding principal amount of our debt increased $4.2 billion to $29.0 billion as of May 2, 2025, driven primarily by an increase in net debt from the issuance of Senior Notes.

We define core debt as the total principal amount of our debt, less DFS related debt and other debt. Our core debt was $17.0 billion and $13.0 billion as of May 2, 2025 and January 31, 2025, respectively. See Note 6 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information about our debt.

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

The following table presents DFS owned assets as of the dates indicated:

	May 2, 2025	January 31, 2025

	(in millions)
Financing receivables, net	$11,423	$11,231
Equipment under operating leases, net	2,272	2,185
DFS owned assets	$13,695	$13,416

We believe we will continue to be able to make our debt principal and interest payments, including payment of short-term maturities, from existing and expected sources of cash, primarily from operating cash flows. Cash used for debt principal and interest payments also may include short-term borrowings under our commercial paper program, our revolving credit facility, or other borrowings. Under our variable-rate debt, we could experience variations in our future interest expense from potential fluctuations in applicable reference rates, or from possible fluctuations in the level of DFS debt required to meet future demand for customer financing.

At our sole discretion, we may purchase, redeem, prepay, refinance, or otherwise retire any amount of our outstanding indebtedness under the terms of such indebtedness at any time and from time to time, in open market or negotiated transactions with the holders of such indebtedness or otherwise, as we consider appropriate in light of market conditions and other relevant factors.

Cash Flows

The following table presents a summary of our Condensed Consolidated Statements of Cash Flows for the periods indicated:

	Three Months Ended
	May 2, 2025	May 3, 2024

	(in millions)
Net change in cash from:
Operating activities	$2,796	$1,043
Investing activities	(88)	(456)
Financing activities	1,237	(2,077)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	89	(55)
Change in cash, cash equivalents, and restricted cash	$4,034	$(1,545)

Operating Activities — Cash provided by operating activities was $2.8 billion during the first quarter of Fiscal 2026 and was driven by profitability and working capital dynamics. Working capital was primarily impacted by increased demand for our AI-optimized server offerings, which led to higher accounts payable, other current assets, and inventory levels, as well as other business impacts, including annual incentive-based personnel-related payments and strong cash collections performance. During the first quarter of Fiscal 2025, cash provided by operating activities was $1.0 billion, and was primarily driven by profitability and working capital dynamics, including a shift in mix of the business, the timing of purchases and payments to vendors, annual incentive-based personnel-related payments, and strong cash collections performance.

Investing Activities — Investing activities primarily consist of cash used to fund capital expenditures for property, plant, and equipment inclusive of equipment under operating leases and equipment used to support our as-a-Service offerings, which we refer to collectively as assets in a customer contract. Additional activities may include capitalized software development costs, the maturities, sales, and purchases of investments, and acquisitions and divestitures. Cash used in investing activities was $0.1 billion during the first quarter of Fiscal 2026 and consisted of cash used for capital expenditures, largely offset by cash proceeds from the sale of Secureworks. Cash used in investing activities was $0.5 billion during the first quarter of Fiscal 2025 and was primarily applied to capital expenditures.

Financing Activities — Financing activities primarily consist of the proceeds and repayments of debt and return of capital to our stockholders. Cash provided by financing activities was $1.2 billion during the first quarter of Fiscal 2026 and primarily consisted of net proceeds from the issuance of Senior Notes and DFS debt, partially offset by repurchases of common stock, inclusive of payments to settle employee tax withholdings on stock-based compensation, and the payment of quarterly dividends. Cash used in financing activities was $2.1 billion during the first quarter of Fiscal 2025 and primarily consisted of repurchases of common stock, inclusive of payments to settle employee tax withholdings on stock-based compensation, net repayments on DFS debt, and the payment of quarterly dividends.

DFS Cash Flow Impacts — DFS offerings are initially funded through cash on hand at the time of origination, most of which is subsequently replaced with asset-backed financing. For offerings that qualify as sales-type leases, the initial funding of financing receivables is reflected as an impact to cash flows from operations and is largely subsequently offset by cash proceeds from financing. For offerings that qualify as operating leases, the initial funding is classified as a capital expenditure and reflected as cash flows used in investing activities. DFS new financing originations were $1.6 billion and $1.9 billion during the first quarter of Fiscal 2026 and Fiscal 2025, respectively. As of May 2, 2025, we had $11.4 billion of total net financing receivables and $2.3 billion of equipment under operating leases, net.

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

Capital Commitments and Other Cash Requirements

Capital Expenditures — We spent $0.6 billion during both the first quarter of Fiscal 2026 and Fiscal 2025 on property, plant, and equipment and capitalized software development costs. Of total expenditures incurred, funding of assets in a customer contract totaled $0.3 billion during both the first quarter of Fiscal 2026 and Fiscal 2025. Product demand, product mix, the use of contract manufacturers, and ongoing investments in operating and information technology infrastructure influence the level and prioritization of our capital expenditures.

Repurchases of Common Stock — On September 23, 2021, our Board of Directors approved a stock repurchase program with no fixed expiration date under which we were authorized to repurchase up to $5 billion of shares of Class C Common Stock, exclusive of any fees, commissions, or other expenses related to such repurchases. On October 5, 2023 and February 27, 2025, our Board of Directors authorized additional shares for repurchase under the stock repurchase program of $5 billion and $10 billion, respectively. Following the February 27, 2025 approval, we had approximately $11.5 billion of authorized shares remaining under the program.

During the first quarter of Fiscal 2026, we repurchased approximately 22 million shares of Class C Common Stock for a total purchase price of approximately $2.0 billion. During the first quarter of Fiscal 2025, we repurchased approximately 7 million shares of Class C Common Stock for a total purchase price of approximately $0.7 billion.

Dividend Payments — During the first quarter of Fiscal 2026 and Fiscal 2025, the Company paid $0.4 billion and $0.3 billion in dividends and dividend equivalents at a rate of $0.525 and $0.445 per share per fiscal quarter, respectively.

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

As of May 2, 2025, we had purchase obligations of $7.4 billion, of which $5.8 billion was payable within twelve months.

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

We monitor credit risk associated with our financial counterparties using various market credit risk indicators such as credit ratings issued by nationally recognized credit rating agencies and changes in market credit default swap levels. Our AI-optimized solutions to date have been purchased primarily by a small number of larger customers and cloud service providers. Such purchases generally involve larger amounts of credit, and could impact overall credit risk in trade and financing receivables. We perform periodic evaluations of our positions with counterparties and may limit exposure to any one counterparty in accordance with our policies. We monitor and manage our positions based on current and expected market developments.

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

We are exposed to interest rate risk related to our investment and variable-rate debt portfolios. In the normal course of business, we follow established policies and procedures to manage this risk, including monitoring of our asset and liability mix and the use of derivative instruments. As a result, we do not anticipate any material losses from interest rate risk.

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

The following table presents summarized results of operations information for the Obligor Group for the period indicated:

Three Months Ended
May 2, 2025
(in millions)
Net revenue	$2,049
Gross margin	940
Operating income	126
Interest and other, net	(1,006)
Loss before income taxes	$(880)
Net loss attributable to Obligor Group (a)	$(627)
____________________
(a)Includes net loss from intercompany transactions with Non-Obligor Subsidiaries of $1,218 million, which primarily consists of interest expense, shared services, and the resale of solutions.

The following table presents summarized balance sheet information for the Obligor Group as of the dates indicated:

	May 2, 2025	January 31, 2025

	(in millions)
ASSETS
Current assets	$3,042	$3,132
Intercompany receivables	—	175
Total current assets	3,042	3,307
Goodwill and intangible assets	13,998	14,073
Other non-current assets	3,427	3,412
Total assets	$20,467	$20,792
LIABILITIES
Current liabilities	$3,824	$4,097
Intercompany payable	359	—
Total current liabilities	4,183	4,097
Long-term debt	19,796	15,824
Long-term intercompany loan payables	44,524	44,516
Other non-current liabilities	3,233	3,339
Total liabilities	$71,736	$67,776

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting us, see “Part II — Item 7A — Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025. Our exposure to market risks has not changed materially from that set forth in our Annual Report.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 2, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of May 2, 2025, the Company’s disclosure controls and procedures were not effective to accomplish their objectives at the reasonable assurance level due to the material weakness in internal control over financial reporting as described below.

Material Weakness in Internal Control Over Financial Reporting

As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025, management identified a material weakness in its internal control over financial reporting during the preparation of the Company’s financial statements for the fiscal year ended January 31, 2025 as the Company did not design and maintain effective controls over non-recurring credits from certain suppliers that related to cost of net revenue. This material weakness resulted in the revision of the Company’s annual Consolidated Financial Statements previously issued for the fiscal year ended February 2, 2024 and the unaudited interim Condensed Consolidated Financial Statements previously issued for Fiscal 2025 and Fiscal 2024 interim periods. While the impacts were not material, individually or in the aggregate, to the Company’s previously issued Consolidated Financial Statements, the material weakness related to non-recurring credits from certain suppliers could result in a material misstatement to the annual or interim Condensed Consolidated Financial Statements that would not be prevented or detected until such material weakness is remediated.

Remediation of Material Weakness

The Company is committed to addressing the material weakness described above and has implemented changes in processes designed to improve its internal control over financial reporting. To remediate the material weakness, the Company has designed and implemented a new control over non-recurring credits from certain suppliers.

Until remediation occurs, the Company continues to evaluate and enhance its internal control over financial reporting, and may take additional measures to modify, or add to, the remediation measures. Remediation will not occur until there has been sufficient time to conclude through testing that the controls operate effectively.

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

Additionally, a new control was designed and implemented over non-recurring credits from certain suppliers as part of the remediation of the material weakness in our internal control over financial reporting discussed above.

There were no other changes in our internal control over financial reporting during the fiscal quarter ended May 2, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

The information required by this item is incorporated herein by reference to the information set forth under the caption “Legal Matters” in Note 10 of the Notes to the Condensed Consolidated Financial Statements included in Part I of this report.

ITEM 1A — RISK FACTORS

In addition to the risks and uncertainties set forth in this report, the risks discussed in “Part I — Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025 could materially affect our business, operating results, financial condition, or prospects. The risks described in such Annual Report on Form 10-K and our subsequent SEC reports are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that also may materially adversely affect our business, operating results, financial condition, or prospects.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities

The following table presents information with respect to our purchases of Class C Common Stock during the first quarter of Fiscal 2026:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

	(in millions, except per share amounts)
Repurchases from February 1, 2025 to February 28, 2025	3.1	$108.93	3.1	$11,483
Repurchases from March 1, 2025 to March 28, 2025	6.3	$95.58	6.3	$10,876
Repurchases from March 29, 2025 to May 2, 2025	12.7	$82.48	12.7	$9,830
Total	22.1		22.1

This table excludes U.S. federal excise taxes and shares withheld from stock awards to settle employee withholding obligations related to the vesting of such awards.

On September 23, 2021, our Board of Directors approved a stock repurchase program with no fixed expiration date under which we were authorized to repurchase up to $5 billion of shares of Class C Common Stock, exclusive of any fees, commissions, or other expenses related to such repurchases. On October 5, 2023 and February 27, 2025, our Board of Directors authorized additional shares for repurchase under the stock repurchase program of $5 billion and $10 billion, respectively. Following the February 27, 2025 approval, we had approximately $11.5 billion of authorized shares remaining under the program.

See Note 13 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information about the stock repurchase program.

ITEM 5 — OTHER INFORMATION

Trading Arrangements

On March 4, 2025, Richard Rothberg, one of the company’s officers as defined in Rule 16a-1(f) under the Exchange Act, adopted a written plan for the sale of up to 70,165 shares of the Company’s Class C Common Stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan will expire on July 11, 2025, or on any earlier date on which all of the shares have been sold.

ITEM 6 — EXHIBITS

Exhibit Number	Description
4.1†
Consent to the Extension of Registration Rights Under the Second Amended and Restated Registration Rights Agreement, dated March 7, 2025, among Dell Technologies Inc. and SL SPV-2 L.P., Silver Lake Partners IV, L.P., Silver Lake Technology Investors IV, L.P., Silver Lake Partners V DE (AIV), L.P., Silver Lake Technology Investors V, L.P.

4.2
2028 Notes Supplemental Indenture No. 1, dated as of April 1, 2025, among Dell International L.L.C, EMC Corporation, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 1, 2025) (Commission File No. 001-37867).

4.3
2030 Notes Supplemental Indenture No. 1, dated as of April 1, 2025, among Dell International L.L.C, EMC Corporation, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 1, 2025) (Commission File No. 001-37867).

4.4
2032 Notes Supplemental Indenture No. 1, dated as of April 1, 2025, among Dell International L.L.C, EMC Corporation, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on April 1, 2025) (Commission File No. 001-37867).

4.5
2035 Notes Supplemental Indenture No. 1, dated as of April 1, 2025, among Dell International L.L.C, EMC Corporation, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Commission on April 1, 2025) (Commission File No. 001-37867).

4.6	Form of Global Note for 4.750% Senior Notes due 2028 (included in Exhibit 4.2).
4.7	Form of Global Note for 5.000% Senior Notes due 2030 (included in Exhibit 4.3).
4.8	Form of Global Note for 5.300% Senior Notes due 2032 (included in Exhibit 4.4).
4.9	Form of Global Note for 5.500% Senior Notes due 2035 (included in Exhibit 4.5).
22.1†	List of Guarantor Subsidiaries and Issuers of Guaranteed Securities
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

Date: June 10, 2025