Form 10-Q
period 2025-08-01
Dell Technologies Inc.
filed 2025-09-08
CIK 1571996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of September 2, 2025, there were 672,373,149 shares of the registrant’s common stock outstanding, consisting of 336,904,619 outstanding shares of Class C Common Stock, 276,762,341 outstanding shares of Class A Common Stock, and 58,706,189 outstanding shares of Class B Common Stock.

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

DELL TECHNOLOGIES INC.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in millions; unaudited)

	August 1, 2025	January 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$8,145	$3,633
Accounts receivable, net of allowance of $83 and $63	15,023	10,298
Short-term financing receivables, net of allowance of $80 and $78	5,952	5,304
Inventories	7,211	6,716
Other current assets	9,181	9,610
Current assets held for sale	—	668
Total current assets	45,512	36,229
Property, plant, and equipment, net	6,458	6,336
Long-term investments	1,596	1,496
Long-term financing receivables, net of allowance of $71 and $75	6,071	5,927
Goodwill	19,336	19,120
Intangible assets, net	4,748	4,988
Other non-current assets	5,455	5,650
Total assets	$89,176	$79,746
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$7,154	$5,204
Accounts payable	27,463	20,832
Accrued and other	6,486	6,597
Short-term deferred revenue	13,759	13,673
Current liabilities held for sale	—	221
Total current liabilities	54,862	46,527
Long-term debt	21,535	19,363
Long-term deferred revenue	12,422	12,292
Other non-current liabilities	3,123	2,951
Total liabilities	$91,942	$81,133
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit):
Common stock and capital in excess of $0.01 par value	$9,132	$9,119
Treasury stock at cost	(11,419)	(8,502)
Retained earnings (accumulated deficit)	231	(1,160)
Accumulated other comprehensive loss	(710)	(939)
Total Dell Technologies Inc. stockholders’ equity (deficit)	(2,766)	(1,482)
Non-controlling interests	—	95
Total stockholders’ equity (deficit)	(2,766)	(1,387)
Total liabilities and stockholders’ equity	$89,176	$79,746

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	August 1, 2025	August 2, 2024	August 1, 2025	August 2, 2024
Net revenue:
Products	$23,935	$18,954	$41,534	$35,081
Services	5,841	6,072	11,620	12,189
Total net revenue	29,776	25,026	53,154	47,270
Cost of net revenue:
Products	21,044	16,029	36,160	29,750
Services	3,285	3,636	6,610	7,308
Total cost of net revenue	24,329	19,665	42,770	37,058
Gross margin	5,447	5,361	10,384	10,212
Operating expenses:
Selling, general, and administrative	2,889	3,189	5,853	6,312
Research and development	785	780	1,593	1,543
Total operating expenses	3,674	3,969	7,446	7,855
Operating income	1,773	1,392	2,938	2,357
Interest and other, net	(333)	(353)	(415)	(726)
Income before income taxes	1,440	1,039	2,523	1,631
Income tax expense (benefit)	276	157	394	(243)
Net income	1,164	882	2,129	1,874
Less: Net loss attributable to non-controlling interests	—	(5)	—	(10)
Net income attributable to Dell Technologies Inc.	$1,164	$887	$2,129	$1,884

Earnings per share attributable to Dell Technologies Inc.
Basic	$1.72	$1.25	$3.11	$2.66
Diluted	$1.70	$1.23	$3.07	$2.60

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended		Six Months Ended
	August 1, 2025	August 2, 2024	August 1, 2025	August 2, 2024
Net income	$1,164	$882	$2,129	$1,874

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	58	(20)	310	(94)
Cash flow hedges:
Change in unrealized gains (losses)	(4)	(20)	(261)	67
Reclassification adjustment for net (gains) losses included in net income	162	(18)	173	(37)
Net change in cash flow hedges	158	(38)	(88)	30
Pension and other postretirement plans:
Recognition of actuarial net gains (losses) from pension and other postretirement plans	—	(1)	(1)	1
Reclassification adjustments for net gains from pension and other postretirement plans	—	—	—	(1)
Net change in actuarial net losses from pension and other postretirement plans	—	(1)	(1)	—

Total other comprehensive income (loss), net of tax expense (benefit) of $13 and $0, respectively, and $(9) and $7, respectively	216	(59)	221	(64)
Comprehensive income, net of tax	1,380	823	2,350	1,810
Less: Net loss attributable to non-controlling interests	—	(5)	—	(10)
Comprehensive income attributable to Dell Technologies Inc.	$1,380	$828	$2,350	$1,820

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Six Months Ended
	August 1, 2025	August 2, 2024
Cash flows from operating activities:
Net income	$2,129	$1,874
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,500	1,584
Stock-based compensation expense	369	401
Deferred income taxes	(127)	(344)
Other, net	389	457
Changes in assets and liabilities:
Accounts receivable	(4,574)	(2,203)
Financing receivables	(569)	(652)
Inventories	(615)	(2,517)
Other assets and liabilities	612	247
Accounts payable	6,615	4,726
Deferred revenue	(390)	(1,190)
Change in cash from operating activities	5,339	2,383
Cash flows from investing activities:
Purchases of investments	(125)	(64)
Maturities and sales of investments	59	216
Capital expenditures and capitalized software development costs	(1,243)	(1,278)
Divestitures of businesses and assets, net	533	—
Other	33	113
Change in cash from investing activities	(743)	(1,013)
Cash flows from financing activities:
Proceeds from the issuance of common stock	1	1
Repurchases of common stock	(2,920)	(1,425)
Repurchases of common stock for employee tax withholdings	(357)	(535)
Payments of dividends and dividend equivalents	(762)	(652)
Proceeds from debt	7,270	4,933
Repayments of debt	(3,424)	(6,394)
Debt-related costs and other, net	(36)	(37)
Change in cash from financing activities	(228)	(4,109)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	104	(97)
Change in cash, cash equivalents, and restricted cash	4,472	(2,836)
Cash, cash equivalents, and restricted cash at beginning of the period	3,819	7,507
Cash, cash equivalents, and restricted cash at end of the period	$8,291	$4,671
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in millions, except per share amounts; unaudited; continued on next page)

	Common Stock and Capital in Excess of Par Value		Treasury Stock
Three Months Ended August 1, 2025	Issued Shares	Amount	Shares	Amount	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Dell Technologies Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Stockholders’ Equity (Deficit)
Balances as of May 2, 2025	843	$8,957	160	$(10,488)	$(567)	$(926)	$(3,024)	$—	$(3,024)
Net income	—	—	—	—	1,164	—	1,164	—	1,164
Dividends and dividend equivalents declared ($0.525 per common share)	—	—	—	—	(366)	—	(366)	—	(366)
Foreign currency translation adjustments	—	—	—	—	—	58	58	—	58
Cash flow hedges, net change	—	—	—	—	—	158	158	—	158
Pension and other post-retirement	—	—	—	—	—	—	—	—	—
Issuance of common stock, net of shares repurchased for employee tax withholding	—	(4)	—	—	—	—	(4)	—	(4)
Stock-based compensation expense	—	179	—	—	—	—	179	—	179
Treasury stock repurchases	—	—	8	(931)	—	—	(931)	—	(931)
Balances as of August 1, 2025	843	$9,132	168	$(11,419)	$231	$(710)	$(2,766)	$—	$(2,766)

	Common Stock and Capital in Excess of Par Value		Treasury Stock
Six Months Ended August 1, 2025	Issued Shares	Amount	Shares	Amount	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Dell Technologies Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Stockholders’ Equity (Deficit)
Balances as of January 31, 2025	834	$9,119	138	$(8,502)	$(1,160)	$(939)	$(1,482)	$95	$(1,387)
Net income	—	—	—	—	2,129	—	2,129	—	2,129
Dividends and dividend equivalents declared ($1.05 per common share)	—	—	—	—	(738)	—	(738)	—	(738)
Foreign currency translation adjustments	—	—	—	—	—	310	310	—	310
Cash flow hedges, net change	—	—	—	—	—	(88)	(88)	—	(88)
Pension and other post-retirement	—	—	—	—	—	(1)	(1)	—	(1)
Issuance of common stock, net of shares repurchased for employee tax withholding	9	(356)	—	—	—	—	(356)	—	(356)
Stock-based compensation expense	—	369	—	—	—	—	369	—	369
Treasury stock repurchases	—	—	30	(2,917)	—	—	(2,917)	—	(2,917)
Sale of SecureWorks Corp.	—	—	—	—	—	8	8	(95)	(87)
Balances as of August 1, 2025	843	$9,132	168	$(11,419)	$231	$(710)	$(2,766)	$—	$(2,766)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(continued; in millions, except per share amounts; unaudited)

	Common Stock and Capital in Excess of Par Value		Treasury Stock
Three Months Ended August 2, 2024	Issued Shares	Amount	Shares	Amount	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Dell Technologies Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Stockholders’ Equity (Deficit)
Balances as of May 3, 2024	833	$8,606	123	$(6,622)	$(3,787)	$(805)	$(2,608)	$99	$(2,509)
Net income (loss)	—	—	—	—	887	—	887	(5)	882
Dividends and dividend equivalents declared ($0.445 per common share)	—	—	—	—	(323)	—	(323)	—	(323)
Foreign currency translation adjustments	—	—	—	—	—	(20)	(20)	—	(20)
Cash flow hedges, net change	—	—	—	—	—	(38)	(38)	—	(38)
Pension and other post-retirement	—	—	—	—	—	(1)	(1)	—	(1)
Issuance of common stock, net of shares repurchased for employee tax withholding	—	(11)	—	—	—	—	(11)	—	(11)
Stock-based compensation expense	—	182	—	—	—	—	182	9	191
Treasury stock repurchases	—	—	5	(712)	—	—	(712)	—	(712)
Impact from equity transactions of non-controlling interests	—	5	—	—	—	—	5	(6)	(1)
Balances as of August 2, 2024	833	$8,782	128	$(7,334)	$(3,223)	$(864)	$(2,639)	$97	$(2,542)

	Common Stock and Capital in Excess of Par Value		Treasury Stock
Six Months Ended August 2, 2024	Issued Shares	Amount	Shares	Amount	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Dell Technologies Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Stockholders’ Equity (Deficit)
Balances as of February 2, 2024	821	$8,926	116	$(5,900)	$(4,453)	$(800)	$(2,227)	$95	$(2,132)
Net income (loss)	—	—	—	—	1,884	—	1,884	(10)	1,874
Dividends and dividend equivalents declared ($0.89 per common share)	—	—	—	—	(654)	—	(654)	—	(654)
Foreign currency translation adjustments	—	—	—	—	—	(94)	(94)	—	(94)
Cash flow hedges, net change	—	—	—	—	—	30	30	—	30
Issuance of common stock, net of shares repurchased for employee tax withholding	12	(526)	—	—	—	—	(526)	—	(526)
Stock-based compensation expense	—	384	—	—	—	—	384	17	401
Treasury stock repurchases	—	—	12	(1,434)	—	—	(1,434)	—	(1,434)
Impact from equity transactions of non-controlling interests	—	(2)	—	—	—	—	(2)	(5)	(7)
Balances as of August 2, 2024	833	$8,782	128	$(7,334)	$(3,223)	$(864)	$(2,639)	$97	$(2,542)

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

Basis of Presentation — The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes filed with the U.S. Securities and Exchange Commission (“SEC”) in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025. These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company as of August 1, 2025 and January 31, 2025 and the results of its operations, corresponding comprehensive income, changes in stockholders’ equity (deficit) for the three and six months ended August 1, 2025 and August 2, 2024, and cash flows for the six months ended August 1, 2025 and August 2, 2024.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and the accompanying Notes. Actual results could differ materially from those estimates. The results of its operations, corresponding comprehensive income, and changes in stockholders’ equity (deficit) for the three and six months ended August 1, 2025 and August 2, 2024, and cash flows for the six months ended August 1, 2025 and August 2, 2024 are not necessarily indicative of the results to be expected for the full fiscal year or for any other fiscal period.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Accordingly, as described in Note 1 and Note 22 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025, the Company has revised its previously issued Condensed Consolidated Financial Statements, as applicable, as of and for the three and six months ended August 2, 2024. A summary of the corrections to the impacted financial statement line items to the Company’s previously issued Condensed Consolidated Financial Statements is presented in Note 17 of these Notes to the Condensed Consolidated Financial Statements.

Secureworks — On February 3, 2025, the sale of Secureworks to Sophos Inc., an affiliate of Thoma Bravo, L.P., was completed in an all-cash transaction for a purchase price of approximately $0.9 billion. The Company received total cash consideration for the equity interest held in Secureworks of approximately $0.6 billion, resulting in a gain on sale recorded of $0.2 billion recognized in interest and other, net in the Condensed Consolidated Statements of Income for the six months ended August 1, 2025. Prior to the sale, Secureworks’ operating results were included within Corporate and other and did not qualify for presentation as a discontinued operation. Additionally, the Company reclassified Secureworks’ assets and liabilities as current assets held for sale and current liabilities held for sale in the accompanying Condensed Consolidated Statements of Financial Position as of January 31, 2025.

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

Related Party Transactions — The Company enters into purchase and sales transactions with other publicly-traded and privately-held companies, as well as not-for-profit organizations, that could be influenced by members of the Company’s board of directors, executive officers, or significant stockholders. The Company enters into these arrangements in the ordinary course of its business. Transactions with related parties were immaterial for the three and six months ended August 1, 2025 and August 2, 2024.

Recently Issued Accounting Pronouncements

Expense Disaggregation Disclosures — In November 2024, the Financial Accounting Standards Board (the “FASB”) issued guidance to improve disclosures about a public entity’s expenses by requiring disclosure of additional information about the types of expenses commonly presented in the financial statements on an annual and interim basis. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2026, with early adoption permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. Adoption of this new guidance will result in increased disclosures in the Notes to the Consolidated Financial Statements.

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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 2 — FAIR VALUE MEASUREMENTS

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

	August 1, 2025				January 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

	(in millions)
Assets:
Money market funds	$4,667	$—	$—	$4,667	$571	$—	$—	$571
Marketable equity and other securities	7	—	—	7	8	—	—	8
Derivative instruments	—	150	—	150	—	302	—	302
Total assets	$4,674	$150	$—	$4,824	$579	$302	$—	$881
Liabilities:
Derivative instruments	$—	$158	$—	$158	$—	$75	$—	$75
Total liabilities	$—	$158	$—	$158	$—	$75	$—	$75

The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value.

Money Market Funds — The Company’s investment in money market funds that are classified as cash equivalents hold underlying investments with a weighted average maturity of 90 days or less and are recognized at fair value. The valuations of these securities are based on quoted prices for identical assets in active markets, when available, or pricing models whereby all significant inputs are observable, or can be derived from, or corroborated by, observable market data. The Company reviews security pricing and assesses money market fund liquidity on a quarterly basis. As of August 1, 2025, the Company’s portfolio had no exposure to money market funds with a fluctuating net asset value.

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

Deferred Compensation Plans — The Company offers deferred compensation plans for eligible employees which allow participants to defer a portion of their compensation. Assets and liabilities associated with the plans are measured at fair value using Level 1 inputs. Assets were the same as liabilities associated with the plans at approximately $256 million and $244 million as of August 1, 2025 and January 31, 2025, respectively, and are included in other assets and other liabilities on the Condensed Consolidated Statements of Financial Position. The net impact on the Condensed Consolidated Statements of Income is not material since changes in the fair value of the assets substantially offset changes in the fair value of the liabilities. As such, assets and liabilities associated with these plans have not been included in the recurring fair value table above.

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

Carrying Value and Estimated Fair Value of Outstanding Debt — The following table presents the carrying value and estimated fair value of the Company’s outstanding debt as described in Note 6 of the Notes to the Condensed Consolidated Financial Statements, including the current portion, as of the dates indicated:

	August 1, 2025		January 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value

	(in billions)
Senior Notes	$18.9	$19.3	$15.0	$15.0
Legacy Notes	$0.9	$1.0	$0.9	$1.0
DFS Debt	$8.8	$8.5	$8.7	$8.5

The fair values of the outstanding debt shown in the table above were determined based on observable market prices in a less active market or based on valuation methodologies using observable inputs and were categorized as Level 2 in the fair value hierarchy.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 3 — INVESTMENTS

The Company has strategic investments in equity and other securities as well as immaterial investments in fixed income debt securities that are primarily recorded as long-term investments in the Condensed Consolidated Statements of Financial Position. As of August 1, 2025 and January 31, 2025, total investments were $1.6 billion and $1.5 billion, respectively.

Equity and other securities include strategic investments in marketable and non-marketable securities. Investments in marketable securities are measured at fair value on a recurring basis. Investments in non-marketable equity and other securities primarily represent early-stage companies without readily determinable fair values. The Company has elected to apply the measurement alternative for non-marketable securities which allows investments without readily determinable fair values to be measured at cost, less impairment, adjusted for observable price changes. The Company makes a separate election to use the alternative for each eligible investment and is required to reassess at each reporting period whether an investment qualifies for the alternative. In evaluating these investments for impairment or observable price changes, the Company uses inputs including pre- and post-money valuations of recent financing events and the impact of those events on its fully diluted ownership percentages, as well as other available information regarding the issuer’s historical and forecasted performance.

Carrying Value of Equity and Other Securities

The following table presents the cost, cumulative unrealized gain, cumulative unrealized loss, and carrying value of the Company's strategic investments in marketable and non-marketable equity and other securities as of the dates indicated:

	August 1, 2025				January 31, 2025
	Cost	Unrealized Gain	Unrealized Loss	Carrying Value	Cost	Unrealized Gain	Unrealized Loss	Carrying Value

	(in millions)
Marketable	$11	$24	$(28)	$7	$11	$24	$(27)	$8
Non-marketable	830	1,030	(284)	1,576	739	1,009	(261)	1,487
Total equity and other securities	$841	$1,054	$(312)	$1,583	$750	$1,033	$(288)	$1,495

Gains and Losses on Equity and Other Securities

The following table presents unrealized gains and losses on marketable and non-marketable equity and other securities for the periods indicated:

	Three Months Ended		Six Months Ended
	August 1, 2025	August 2, 2024	August 1, 2025	August 2, 2024

	(in millions)
Marketable securities:
Unrealized loss	$—	$(1)	$(1)	$(6)
Non-marketable securities:
Unrealized gain	—	—	22	—
Unrealized loss	(17)	—	(23)	(31)
Net unrealized loss (a) (b)	(17)	—	(1)	(31)
Net unrealized loss on equity and other securities	$(17)	$(1)	$(2)	$(37)
____________________
(a)For the three and six months ended August 1, 2025, net unrealized losses on non-marketable securities were primarily attributable to downward adjustments for observable price changes and impairments. For the six months ended August 1, 2025, net unrealized losses were also offset by unrealized gains primarily attributable to upward adjustments for observable price changes.
(b)For the six months ended August 2, 2024, unrealized losses on non-marketable securities were attributable to downward adjustments for observable price changes.

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

To support financing solutions and services as part of the Dell Technologies portfolio, Dell Financial Services and its affiliates (“DFS”) originates, collects, and services customer financing arrangements primarily related to the purchase and use of Dell Technologies products and services. In some cases, the Company also offers financing for the purchase of third-party technology products that complement the portfolio of products and services. New financing originations were $2.4 billion for both the three months ended August 1, 2025 and August 2, 2024, and $4.0 billion and $4.3 billion for the six months ended August 1, 2025 and August 2, 2024, respectively.

The Company’s financing arrangements with customers are aggregated primarily as fixed-term leases and loans as described below.

Leases — The Company enters into fixed-term financing arrangements with customers who seek lease financing for equipment. Leases are generally classified as sales-type leases or operating leases. Additionally, utility, subscription, and as-a-Service flexible consumption models may result in identification of embedded lease arrangements that require the recognition of sales-type leases or operating leases. Leases with business customers have fixed terms of generally two to five years.

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

The Company historically offered revolving loans primarily to small and medium-sized commercial customers. During Fiscal 2025, the Company discontinued remaining offerings under the revolving loan portfolio. The Company continues to support existing customer arrangements as well as to transition these customers to fixed-term offerings. Due to the short-term nature of the revolving loan portfolio, in which transactions are typically repaid within twelve months on average, the portfolio had substantially transitioned to such fixed-term offerings as of August 1, 2025.

Financing Receivables

The following table presents the components of the Company’s financing receivables as of the dates indicated:

	August 1, 2025	January 31, 2025

	(in millions)
Financing receivables, net:
Customer receivables, gross (a)	$11,989	$11,216
Allowance for losses	(151)	(153)
Customer receivables, net	11,838	11,063
Residual interest	185	168
Financing receivables, net	$12,023	$11,231
Short-term	$5,952	$5,304
Long-term	$6,071	$5,927
____________________
(a)Customer receivables, gross include amounts due from customers under fixed-term leases, fixed-term loans, and accrued interest, as well as the immaterial remaining amounts under the revolving loans.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents the changes in allowance for financing receivable losses for the periods indicated:

	Three Months Ended		Six Months Ended
	August 1, 2025	August 2, 2024	August 1, 2025	August 2, 2024

	(in millions)
Allowance for financing receivable losses:
Balances at beginning of period	$144	$195	$153	$170
Charge-offs, net of recoveries	(4)	(19)	(14)	(27)
Provision charged to income statement	11	(10)	12	23
Balances at end of period	$151	$166	$151	$166

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

Aging

The following table presents the aging of the Company’s customer financing receivables, gross, including accrued interest, as of the dates indicated:

	August 1, 2025	January 31, 2025

	(in millions)
Current 0 — 30 Days	$11,355	$10,796
Past Due 31 — 90 Days	467	201
Past Due > 90 Days	167	219
Total	$11,989	$11,216

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Credit Quality

The following tables present customer receivables, gross, including accrued interest, by credit quality indicator, as of the dates indicated:

	August 1, 2025
	Fiscal Year of Origination
	2026	2025	2024	2023	2022	Years Prior	Total

	(in millions)
Higher	$1,852	$1,949	$1,786	$824	$186	$38	$6,635
Mid	1,227	1,771	529	303	52	5	3,887
Lower	534	416	294	171	33	19	1,467
Total	$3,613	$4,136	$2,609	$1,298	$271	$62	$11,989

	January 31, 2025
	Fiscal Year of Origination
	2025	2024	2023	2022	2021	Years Prior	Total

	(in millions)
Higher	$2,295	$2,160	$1,217	$357	$102	$4	$6,135
Mid	2,455	695	464	107	17	4	3,742
Lower	552	407	283	68	28	1	1,339
Total	$5,302	$3,262	$1,964	$532	$147	$9	$11,216

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

Leases

The following table presents amounts included in the Condensed Consolidated Statements of Income related to sales-type lease activity for the periods indicated:

	Three Months Ended		Six Months Ended
	August 1, 2025	August 2, 2024	August 1, 2025	August 2, 2024

	(in millions)
Interest income — products	$92	$73	$185	$139

Net revenue — products	$181	$622	$300	$1,350
Cost of net revenue — products	178	537	309	1,155
Gross margin — products	$3	$85	$(9)	$195

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents the future maturity of the Company’s customer leases and associated financing payments, and reconciles the undiscounted cash flows to the customer receivables, gross recognized on the Condensed Consolidated Statements of Financial Position as of the date indicated:

August 1, 2025

(in millions)
Fiscal 2026 (remaining six months)	$1,702
Fiscal 2027	2,665
Fiscal 2028	1,308
Fiscal 2029	700
Fiscal 2030 and thereafter	347
Total undiscounted cash flows	6,722
Loans	6,288
Less: Unearned income	(1,021)
Total customer receivables, gross	$11,989

Operating Leases

The Company’s operating leases primarily consist of fixed-term leases and contractually committed embedded leases identified within flexible consumption arrangements.

The following table presents the components of the Company’s operating lease portfolio included in property, plant, and equipment, net as of the dates indicated:

	August 1, 2025	January 31, 2025

	(in millions)
Equipment under operating lease, gross	$4,492	$4,180
Less: Accumulated depreciation	(2,178)	(1,995)
Equipment under operating lease, net	$2,314	$2,185

The following table presents operating lease income related to lease payments and depreciation expense for the Company’s operating lease portfolio for the periods indicated:

	Three Months Ended		Six Months Ended
	August 1, 2025	August 2, 2024	August 1, 2025	August 2, 2024

	(in millions)
Income related to lease payments	$390	$362	$748	$718
Depreciation expense	$256	$245	$500	$485

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents the future payments to be received by the Company in operating lease contracts as of the date indicated:

August 1, 2025

(in millions)
Fiscal 2026 (remaining six months)	$672
Fiscal 2027	1,048
Fiscal 2028	622
Fiscal 2029	278
Fiscal 2030 and thereafter	99
Total	$2,719

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

The following table presents DFS debt as of the dates indicated and excludes the allocated portion of the Company’s other borrowings, which represents the additional amount considered to fund the DFS business:

	August 1, 2025	January 31, 2025

DFS debt	(in millions)
DFS U.S. debt:
Asset-based financing facility	$3,001	$3,018
Fixed-term securitization offerings	2,685	2,756
Total DFS U.S. debt, principal amount	5,686	5,774
DFS international debt:
Securitization facility	657	624
Other borrowings	760	754
Dell Bank senior unsecured eurobonds	1,712	1,559
Total DFS international debt, principal amount	3,129	2,937
Total DFS debt, principal amount	$8,815	$8,711
Total short-term DFS debt	$4,624	$5,175
Total long-term DFS debt	$4,191	$3,536

DFS U.S. Debt

Asset-Based Financing Facility — The Company maintains an asset-based financing facility in the United States, which is a revolving facility for fixed-term leases and loans. This debt is collateralized solely by the U.S. lease and loan payments and associated equipment in the facility. The asset-based financing facility consists of two tranches, with effective dates through July 7, 2026 and July 7, 2027, respectively. As of August 1, 2025, the total debt capacity related to the asset-based financing facility was $4.6 billion. The debt has a variable interest rate, and the duration of the debt is based on the terms of the underlying lease and loan payment streams. The Company enters into interest rate swap agreements to economically convert a portion of this debt from a floating rate to a fixed rate. See Note 7 of the Notes to the Condensed Consolidated Financial Statements for additional information about the Company’s interest rate swaps.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The asset-based financing facility contains standard structural features related to the performance of the funded receivables, which include defined credit losses, delinquencies, average credit scores, and minimum collection requirements. In the event one or more of these criteria are not met and the Company is unable to restructure the facility, no further funding of receivables will be permitted and the timing of the Company’s expected cash flows from over-collateralization will be delayed. As of August 1, 2025, these criteria were met.

Fixed-Term Securitization Offerings — The Company periodically issues asset-backed debt securities under fixed-term securitization programs to private investors. The asset-backed debt securities are collateralized solely by the U.S. fixed-term lease and loan payments and associated equipment, which are held by Special Purpose Entities (“SPEs”), as discussed below. The interest rate on these securities is fixed and ranges from 4.59% to 6.80% per annum as of August 1, 2025, and the duration of these securities is based on the terms of the underlying lease and loan payment streams.

DFS International Debt

Securitization Facility — The Company maintains a securitization facility in Europe for fixed-term leases and loans. The debt under this facility has a variable interest rate, and the duration of the debt is based on the terms of the underlying lease and loan payment streams. This facility is effective through December 22, 2026 and had a total debt capacity of $913 million as of August 1, 2025.

The securitization facility contains standard structural features related to the performance of the securitized receivables, which include defined credit losses, delinquencies, average credit scores, and minimum collection requirements. In the event one or more of these criteria are not met and the Company is unable to restructure the program, no further funding of receivables will be permitted and the timing of the Company’s expected cash flows from over-collateralization will be delayed. As of August 1, 2025, these criteria were met.

Other Borrowings — In connection with the Company’s international financing operations, the Company has entered into revolving structured financing debt programs related to its fixed-term lease and loan products sold in Canada, Europe, Australia and New Zealand, the Middle East, and Singapore. The debt under these programs has a variable interest rate.

The duration of the debt in Canada, Europe, Australia and New Zealand, and the Middle East is based on the terms of the underlying lease and loan payment streams. These facilities are collateralized solely by the lease and loan payments and associated equipment in their respective region or country. The Canadian facility had a total debt capacity of $253 million as of August 1, 2025 and is effective through January 15, 2028. The European facility had a total debt capacity of $457 million as of August 1, 2025 and is effective through December 14, 2026. The Australia and New Zealand facility had a total debt capacity of $273 million as of August 1, 2025 and is effective through April 17, 2027. The Middle East facility had a total debt capacity of $150 million as of August 1, 2025 and is effective through March 14, 2027.

The Company also has two unsecured Singapore facilities, which had a total debt capacity of $254 million as of August 1, 2025 and are effective through July 3, 2026 and July 3, 2027, respectively.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Variable Interest Entities

In connection with the asset-based financing facility, fixed-term securitization offerings, and securitization facility discussed above, the Company transfers certain U.S. and European lease and loan payments and associated equipment to SPEs that meet the definition of a VIE and are consolidated, along with the associated debt described above, into the Condensed Consolidated Financial Statements, as the Company is the primary beneficiary of the VIEs. The SPEs are bankruptcy-remote legal entities with separate assets and liabilities. The purpose of the SPEs is to facilitate the funding of customer lease and loan payments and associated equipment in the capital markets.

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

The following table presents the assets and liabilities held by the consolidated VIEs as of the dates indicated, which are included in the Condensed Consolidated Statements of Financial Position:

	August 1, 2025	January 31, 2025

	(in millions)
Assets held by consolidated VIEs
Other current assets	$147	$123
Financing receivables, net of allowance
Short-term	$3,194	$3,262
Long-term	$2,738	$2,725
Property, plant, and equipment, net	$971	$984
Liabilities held by consolidated VIEs
Debt, net of unamortized debt issuance costs
Short-term	$4,129	$4,598
Long-term	$2,201	$1,788

Lease and loan payments and associated equipment transferred via securitization through SPEs were $0.8 billion and $1.2 billion for the three months ended August 1, 2025 and August 2, 2024, respectively, and $2.0 billion for both the six months ended August 1, 2025 and August 2, 2024.

Customer Receivables Sales

To manage certain concentrations of customer credit exposure, the Company may sell selected fixed-term customer receivables to unrelated third parties on a periodic basis, without recourse. The amounts of customer receivables sold for this purpose were immaterial for both the six months ended August 1, 2025 and August 2, 2024. The Company’s continuing involvement in these customer receivables is primarily limited to servicing arrangements.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 5 — LEASES

The Company enters into leasing transactions in which the Company is the lessee. These lease contracts are typically classified as operating leases. The Company’s lease contracts are generally for office buildings used to conduct its business, and the determination of whether such contracts contain leases generally does not require significant estimates or judgments. The Company also leases certain global logistics warehouses, employee vehicles, and equipment. As of August 1, 2025, the remaining terms of the Company’s leases generally range from one month to approximately eleven years. As of August 1, 2025 and January 31, 2025, there were no material finance leases in which the Company was a lessee.

The Company also enters into leasing transactions in which the Company is the lessor, primarily through customer financing arrangements offered under DFS. DFS originates leases that are primarily classified as either sales-type leases or operating leases. See Note 4 of the Notes to the Condensed Consolidated Financial Statements for more information about the Company’s lessor arrangements.

The following table presents components of lease costs included in the Condensed Consolidated Statements of Income for the periods indicated:

	Three Months Ended		Six Months Ended
	August 1, 2025	August 2, 2024	August 1, 2025	August 2, 2024

	(in millions)
Operating lease costs	$61	$75	$119	$146
Variable costs	18	15	41	33
Total lease costs	$79	$90	$160	$179

During the three and six months ended August 1, 2025 and August 2, 2024, sublease income, finance lease costs, and short-term lease costs were immaterial.

The following table presents supplemental information related to operating leases included in the Condensed Consolidated Statements of Financial Position as of the dates indicated:

	Classification	August 1, 2025	January 31, 2025

		(in millions, except for term and discount rate)
Operating lease right-of-use assets	Other non-current assets	$699	$660

Current operating lease liabilities	Accrued and other current liabilities	$241	$236
Non-current operating lease liabilities	Other non-current liabilities	549	522
Total operating lease liabilities		$790	$758

Weighted-average remaining lease term (in years)		4.36	4.36
Weighted-average discount rate		5.03%	5.14%

The following table presents supplemental cash flow information related to leases for the periods indicated:

	Six Months Ended
	August 1, 2025	August 2, 2024

	(in millions)
Cash paid for amounts included in the measurement of lease liabilities — operating cash outflows from operating leases	$130	$137

Right-of-use assets obtained in exchange for new operating lease liabilities	$120	$128

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents the future maturity of the Company’s operating lease liabilities under non-cancelable leases and reconciles the undiscounted cash flows for these leases to the lease liability recognized on the Condensed Consolidated Statements of Financial Position as of the date indicated:

August 1, 2025

(in millions)
Fiscal 2026 (remaining six months)	$120
Fiscal 2027	237
Fiscal 2028	190
Fiscal 2029	135
Fiscal 2030	95
Thereafter	99
Total lease payments	876
Less: Imputed interest	86
Total	$790
Current operating lease liabilities	$241
Non-current operating lease liabilities	$549

As of August 1, 2025, the Company’s undiscounted operating leases that had not yet commenced were immaterial.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 6 — DEBT

The following table summarizes the Company’s outstanding debt as of the dates indicated:

	August 1, 2025	January 31, 2025

	(in millions)
Senior Notes	$19,073	$15,073
Legacy Notes	952	952
DFS Debt (Note 4)	8,815	8,711
Other	89	52
Total debt, principal amount	28,929	24,788
Unamortized discount, net of unamortized premium	(110)	(110)
Debt issuance costs	(130)	(111)
Total debt, carrying value	$28,689	$24,567
Total short-term debt, carrying value	$7,154	$5,204
Total long-term debt, carrying value	$21,535	$19,363

During the six months ended August 1, 2025, the Company issued $1.0 billion principal amount of 4.75% Senior Notes due April 2028, $1.0 billion principal amount of 5.00% Senior Notes due April 2030, $1.0 billion principal amount of 5.30% Senior Notes due April 2032, and $1.0 billion principal amount of 5.50% Senior Notes due April 2035. The Company utilized the net proceeds of the issuances for general corporate purposes.

Outstanding Debt

Senior Notes — The Company completed offerings of multiple series of senior notes which were issued on June 1, 2016, June 22, 2016, March 20, 2019, April 9, 2020, December 13, 2021, January 24, 2023, March 18, 2024, October 8, 2024, and April 1, 2025 in aggregate principal amounts of $20.0 billion, $3.3 billion, $4.5 billion, $2.3 billion, $2.3 billion, $2.0 billion, $1.0 billion, $1.5 billion, and $4.0 billion, respectively (collectively, the “Senior Notes”). The Senior Notes currently outstanding have maturity dates ranging from 2026 through 2051. Interest rates on these borrowings are fixed, ranging from 3.38% to 8.35% per annum, and interest is payable semiannually.

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

As of August 1, 2025, the Company had no outstanding borrowings under the revolving credit facility.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Commercial Paper Program — The Company maintains a commercial paper program under which the Company may issue unsecured notes in a maximum aggregate face amount of $5.0 billion outstanding at any time, with maturities of up to 397 days from the date of issuance. The notes are sold on customary terms in the U.S. commercial paper market on a private placement basis. The proceeds of the notes are used for general corporate purposes. As of August 1, 2025, the Company had no outstanding issuances under the commercial paper program.

The Company may purchase, redeem, prepay, refinance, or otherwise retire any amount of outstanding indebtedness under the terms of such indebtedness at any time and from time to time, in open market or negotiated transactions with the holders of such indebtedness or otherwise, as considered appropriate in light of market conditions and other relevant factors.

Covenants — The credit agreement governing the revolving credit facility and the indentures governing the Senior Notes and the Legacy Notes impose various limitations, subject to exceptions, on creating certain liens and entering into sale and lease-back transactions. The foregoing credit agreement and indentures contain customary events of default, and the revolving credit facility is subject to an interest coverage ratio covenant that is tested at the end of each fiscal quarter with respect to the Company’s preceding four fiscal quarters. The Company was in compliance with this financial covenant as of August 1, 2025.

Aggregate Future Maturities

The following table presents the aggregate future maturities of the Company’s debt as of August 1, 2025, excluding associated carrying value adjustments, for the periods indicated:

August 1, 2025

(in millions)
Fiscal 2026 (remaining six months)	$2,080
Fiscal 2027	8,451
Fiscal 2028	2,343
Fiscal 2029	2,460
Fiscal 2030	3,059
Thereafter	10,536
Total maturities, principal amount	$28,929

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

During the three and six months ended August 1, 2025 and August 2, 2024, the Company did not discontinue any cash flow hedges related to foreign exchange contracts that had a material impact on the Company’s results of operations due to the probability that the forecasted cash flows would not occur.

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

Interest rate swaps are utilized to manage the interest rate risk, at a portfolio level, associated with DFS operations in Europe. The interest rate swaps economically convert the fixed rate on financing receivables to a one-month or three-month Euribor floating rate in order to match the floating rate nature of the banks’ funding pool. The Company also uses interest rate swaps to manage the cash flows related to interest payments on Dell Bank senior unsecured eurobonds. The interest rate swaps economically convert the fixed rate on the eurobonds to a floating rate to match the underlying lease repayments profile. These contracts are not designated for hedge accounting and most expire within five years or less. See Note 4 of the Notes to the Condensed Consolidated Financial Statements for more information about the senior unsecured eurobonds.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The Company utilizes cross-currency amortizing swaps to hedge the currency and interest rate risk exposure associated with the European securitization program. The cross-currency swaps combine a Euro-based interest rate swap with a British Pound or U.S. Dollar foreign exchange forward contract in which the Company pays a fixed or floating British Pound or U.S. Dollar amount and receives a fixed or floating amount in Euros linked to the one-month Euribor rate. The notional value of the swaps amortizes in line with the expected cash flows and runoff of the securitized assets. The swaps are not designated for hedge accounting and expire within five years or less.

Derivative Instruments

The following table presents the notional amounts of outstanding derivative instruments as of the dates indicated:

	August 1, 2025	January 31, 2025

	(in millions)
Foreign exchange contracts:
Designated as cash flow hedging instruments	$7,540	$5,965
Non-designated as hedging instruments	6,092	5,683
Total	$13,632	$11,648
Interest rate contracts:
Non-designated as hedging instruments	$6,684	$6,353

The following table presents the effect of derivative instruments designated as cash flow hedging instruments on the Condensed Consolidated Statements of Financial Position and the Condensed Consolidated Statements of Income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in Accumulated OCI, Net of Tax, on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income

	(in millions)		(in millions)
For the three months ended August 1, 2025:
		Total net revenue	$(159)
Foreign exchange contracts	$(4)	Total cost of net revenue	(3)
Total	$(4)	Total	$(162)

For the three months ended August 2, 2024:
		Total net revenue	$14
Foreign exchange contracts	$(20)	Total cost of net revenue	4
Total	$(20)	Total	$18

For the six months ended August 1, 2025:
		Total net revenue	$(167)
Foreign exchange contracts	$(261)	Total cost of net revenue	(6)
Total	$(261)	Total	$(173)

For the six months ended August 2, 2024:
		Total net revenue	$32
Foreign exchange contracts	$67	Total cost of net revenue	5
Total	$67	Total	$37

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents the effect of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Income for the periods indicated:

	Three Months Ended		Six Months Ended
	August 1, 2025	August 2, 2024	August 1, 2025	August 2, 2024	Location of Gain (Loss) Recognized

	(in millions)
Foreign exchange contracts	$31	$(26)	$329	$(45)	Interest and other, net
Interest rate contracts	(14)	28	(28)	(11)	Interest and other, net
Total	$17	$2	$301	$(56)

The Company presents its derivative instruments on a net basis in the Condensed Consolidated Statements of Financial Position due to the right of offset by its counterparties under master netting arrangements. The following tables present the fair value of those derivative instruments presented on a gross basis as of the dates indicated:

	August 1, 2025
	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value

	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange contracts in an asset position	$98	$—	$49	$—	$147
Foreign exchange contracts in a liability position	(2)	—	(5)	—	(7)
Net asset (liability)	96	—	44	—	140
Derivatives not designated as hedging instruments:
Foreign exchange contracts in an asset position	79	—	81	—	160
Foreign exchange contracts in a liability position	(75)	—	(244)	—	(319)
Interest rate contracts in an asset position	—	50	—	—	50
Interest rate contracts in a liability position	—	—	—	(39)	(39)
Net asset (liability)	4	50	(163)	(39)	(148)
Total derivatives at fair value	$100	$50	$(119)	$(39)	$(8)

	January 31, 2025
	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value

	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange contracts in an asset position	$136	$—	$9	$—	$145
Foreign exchange contracts in a liability position	(7)	—	(3)	—	(10)
Net asset (liability)	129	—	6	—	135
Derivatives not designated as hedging instruments:
Foreign exchange contracts in an asset position	430	—	53	—	483
Foreign exchange contracts in a liability position	(297)	—	(90)	—	(387)
Interest rate contracts in an asset position	—	40	—	—	40
Interest rate contracts in a liability position	—	—	(1)	(43)	(44)
Net asset (liability)	133	40	(38)	(43)	92
Total derivatives at fair value	$262	$40	$(32)	$(43)	$227

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following tables present the gross amounts of the Company’s derivative instruments, amounts offset due to master netting agreements with the Company’s counterparties, and the net amounts recognized in the Condensed Consolidated Statements of Financial Position as of the dates indicated:

	August 1, 2025
	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/(Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount of Assets/ (Liabilities) Recognized in the Statement of Financial Position
				Financial Instruments	Cash Collateral Received or Pledged

	(in millions)
Derivative instruments:
Financial assets	$357	$(207)	$150	$—	$(68)	$82
Financial liabilities	(365)	207	(158)	—	2	(156)
Total derivative instruments	$(8)	$—	$(8)	$—	$(66)	$(74)

	January 31, 2025
	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/(Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount of Assets/ (Liabilities) Recognized in the Statement of Financial Position
				Financial Instruments	Cash Collateral Received or Pledged

	(in millions)
Derivative instruments:
Financial assets	$668	$(366)	$302	$—	$(36)	$266
Financial liabilities	(441)	366	(75)	—	8	(67)
Total derivative instruments	$227	$—	$227	$—	$(28)	$199

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

The following table presents goodwill allocated to the Company’s reportable segments and changes in the carrying amount of goodwill as of the dates indicated:

	Infrastructure Solutions Group	Client Solutions Group	Total

	(in millions)
Balances as of January 31, 2025	$14,888	$4,232	$19,120
Impact of foreign currency translation	216	—	216
Balances as of August 1, 2025	$15,104	$4,232	$19,336

Intangible Assets

The following table presents the Company’s intangible assets as of the dates indicated:

	August 1, 2025			January 31, 2025
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

	(in millions)
Customer relationships	$16,644	$(15,167)	$1,477	$16,642	$(15,013)	$1,629
Developed technology	9,500	(9,294)	206	9,500	(9,211)	289
Trade names	875	(865)	10	875	(860)	15
Definite-lived intangible assets	27,019	(25,326)	1,693	27,017	(25,084)	1,933
Indefinite-lived trade names	3,055	—	3,055	3,055	—	3,055
Total intangible assets	$30,074	$(25,326)	$4,748	$30,072	$(25,084)	$4,988

Amortization expense related to definite-lived intangible assets was $0.1 billion and $0.2 billion for the three months ended August 1, 2025 and August 2, 2024, respectively, and $0.2 billion and $0.3 billion for the six months ended August 1, 2025 and August 2, 2024, respectively. There were no material impairment charges related to intangible assets during the three or six months ended August 1, 2025 and August 2, 2024.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents the estimated future annual pre-tax amortization expense of definite-lived intangible assets as of the date indicated:

August 1, 2025

(in millions)
Fiscal 2026 (remaining six months)	$240
Fiscal 2027	372
Fiscal 2028	230
Fiscal 2029	190
Fiscal 2030	153
Thereafter	508
Total	$1,693

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

Based on the results of the annual impairment test performed during Fiscal 2025, the fair values of each of the reporting units and indefinite-lived intangibles exceeded their carrying values. No goodwill or indefinite-lived assets impairment test was performed during the six months ended August 1, 2025.

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

The following table presents the changes in the Company’s deferred revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	August 1, 2025	August 2, 2024	August 1, 2025	August 2, 2024

	(in millions)
Deferred revenue:
Deferred revenue at beginning of period	$26,320	$28,150	$25,965	$29,145
Revenue deferrals	4,972	4,920	10,427	9,389
Revenue recognized	(5,111)	(5,358)	(10,211)	(10,822)
Deferred revenue at end of period	$26,181	$27,712	$26,181	$27,712
Short-term deferred revenue	$13,759	$14,853	$13,759	$14,853
Long-term deferred revenue	$12,422	$12,859	$12,422	$12,859

Remaining Performance Obligations — Remaining performance obligations represent the aggregate amount of the transaction price allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include deferred revenue plus unbilled amounts not yet recorded in deferred revenue. The value of the transaction price allocated to remaining performance obligations as of August 1, 2025 was approximately $44 billion. The Company expects to recognize approximately 65% of remaining performance obligations as revenue in the next twelve months, 17% in the following twelve months, and the remainder thereafter.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 10 — COMMITMENTS AND CONTINGENCIES

Purchase Obligations

The Company has contractual obligations to purchase goods or services, which specify significant terms (including fixed or minimum quantities to be purchased), fixed, minimum, or variable price provisions, and the approximate timing of the transaction. Purchase obligations are primarily related to commitments with suppliers and software maintenance and support services. As of August 1, 2025, such purchase obligations were $5.1 billion for the remainder of Fiscal 2026, $0.7 billion for Fiscal 2027, $0.5 billion for Fiscal 2028, $0.4 billion for Fiscal 2029, and $0.5 billion for Fiscal 2030 and thereafter.

Legal Matters

The Company is involved in various claims, suits, assessments, investigations, and legal proceedings that arise from time to time in the ordinary course of its business, consisting of matters involving consumer, antitrust, tax, intellectual property, and other issues on a global basis.

The Company accrues a liability when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company reviews these accruals at least quarterly and adjusts them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel, and other relevant information. To the extent new information is obtained and the Company’s views on the probable outcomes of claims, suits, assessments, investigations, or legal proceedings change, changes in the Company’s accrued liabilities are recorded in the period in which such a determination is made. For some matters, the incurrence of a liability is not probable or the amount cannot be reasonably estimated and therefore accruals have not been made. As of August 1, 2025, the Company does not currently anticipate that any of the legal proceedings it is involved in will have a material adverse effect on its business, financial condition, results of operations, or cash flows.

In accordance with the relevant accounting guidance, the Company provides disclosures of matters where it is at least reasonably possible that the Company could experience a material loss exceeding the amounts already accrued for across all proceedings or matters. In addition, the Company also discloses matters based on its consideration of other matters and qualitative factors, including the experience of other companies in the industry, and investor, customer, and employee relations considerations. As of August 1, 2025, the Company does not believe there is a reasonable possibility that a material loss exceeding the amounts already accrued for across all proceedings or matters has been incurred. However, since the ultimate resolution of any such proceedings and matters is inherently unpredictable, the Company’s business, financial condition, results of operations, or cash flows could be materially affected in any particular period by unfavorable outcomes in one or more of these proceedings or matters. Whether the outcome of any claim, suit, assessment, investigation, or legal proceeding, individually or collectively, could have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows will depend on a number of factors, including the nature, timing, and amount of any associated expenses, amounts paid in settlement, damages, or other remedies or consequences.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Under the Separation and Distribution Agreement entered into with VMware, Inc. upon completion of its spin-off of VMware, Inc. on November 1, 2021, Dell Technologies agreed to indemnify VMware, Inc., each of its subsidiaries and each of their respective directors, officers, employees, as well as any successors and assigns of the foregoing, from and against all liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to Dell Technologies as part of the separation of Dell Technologies and VMware, Inc. (currently operating under the name VMware LLC, and individually and together with its subsidiaries, “VMware”) and their respective businesses (the “Separation”). VMware similarly agreed to indemnify Dell Technologies Inc., each of its subsidiaries and each of their respective directors, officers, and employees from and against all liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to VMware as part of the Separation. The amounts that VMware and Dell Technologies may be obligated to pay each other could vary depending on the outcome of certain unresolved tax matters, which may not be resolved for several years. Net income tax indemnification receivables from VMware were immaterial as of August 1, 2025 and January 31, 2025.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 11 — INCOME AND OTHER TAXES

For the three months ended August 1, 2025, the Company’s effective income tax rate was 19.2% on pre-tax income of $1.4 billion compared to 15.1% on pre-tax income of $1.0 billion for the three months ended August 2, 2024. For the six months ended August 1, 2025, the Company’s effective income tax rate was 15.6% on pre-tax income of $2.5 billion compared to (14.9)% on pre-tax income of $1.6 billion for the six months ended August 2, 2024. The changes in the Company’s effective income tax rate were primarily driven by discrete tax items. For the six months ended August 2, 2024, the Company recorded discrete tax benefits of $0.4 billion related to changes in uncertain tax benefits resulting from the expiration of certain U.S. statutes of limitations and $0.2 billion related to stock-based compensation.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the United States. The new law contains a broad range of tax reform provisions, which include the extension and modification of certain provisions of the Tax Cuts and Jobs Act. Effective for Fiscal 2026, changes include, but are not limited to, immediate expensing of domestic research and development expenditures, the restoration of 100% bonus depreciation, and an EBITDA-based interest expense limitation. These provisions did not have a material impact on the Company’s Condensed Consolidated Financial Statements for the six months ended August 1, 2025.

The differences between the estimated effective income tax rates and the U.S. federal statutory rate of 21% principally result from the geographical distribution of income, differences between the book and tax treatment of certain items, and discrete tax items. In certain jurisdictions, the Company’s tax rate is significantly less than the applicable statutory rate as a result of tax holidays. The majority of the Company’s foreign income subject to these tax holidays and lower tax rates is attributable to Singapore and China. As of August 1, 2025, the Company was not aware of any matters of non-compliance related to these tax holidays.

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

Judgment is required in evaluating the Company’s uncertain tax positions and determining the Company’s provision for income taxes. Net unrecognized tax benefits were $1.0 billion and $0.9 billion as of August 1, 2025 and January 31, 2025, respectively, and are included in other non-current liabilities in the Condensed Consolidated Statements of Financial Position.

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

The following table presents changes in accumulated other comprehensive income (loss), net of tax, by the following components as of the dates indicated:

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Pension and Other Postretirement Plans	Accumulated Other Comprehensive Income (Loss)

	(in millions)
Balances as of January 31, 2025	$(1,023)	$105	$(21)	$(939)
Other comprehensive income (loss) before reclassifications	310	(261)	(1)	48
Amounts reclassified from accumulated other comprehensive income (loss)	—	173	—	173
Sale of Secureworks (a)	8	—	—	8
Total change for the period	318	(88)	(1)	229
Balances as of August 1, 2025	$(705)	$17	$(22)	$(710)
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

The following tables present reclassifications out of accumulated other comprehensive income (loss), net of tax, to net income for the periods indicated:

	Three Months Ended
	August 1, 2025			August 2, 2024
	Cash Flow Hedges	Pensions	Total	Cash Flow Hedges	Pensions	Total

	(in millions)
Total reclassifications, net of tax:
Net revenue	$(159)	$—	$(159)	$14	$—	$14
Cost of net revenue	(3)	—	(3)	4	—	4
Total reclassifications, net of tax	$(162)	$—	$(162)	$18	$—	$18

	Six Months Ended
	August 1, 2025			August 2, 2024
	Cash Flow Hedges	Pensions	Total	Cash Flow Hedges	Pensions	Total

	(in millions)
Total reclassifications, net of tax:
Net revenue	$(167)	$—	$(167)	$32	$—	$32
Cost of net revenue	(6)	—	(6)	5	—	5
Operating expenses	—	—	—	—	1	1
Total reclassifications, net of tax	$(173)	$—	$(173)	$37	$1	$38

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 13 — CAPITALIZATION

The following table presents the Company’s authorized, issued, and outstanding common stock as of the dates indicated:

	Authorized	Issued	Outstanding

	(in millions)
Common stock as of August 1, 2025
Class A	600	277	277
Class B	200	59	59
Class C	7,900	507	339
Class D	100	—	—
	8,800	843	675

Common stock as of January 31, 2025
Class A	600	277	277
Class B	200	62	62
Class C	7,900	495	357
Class D	100	—	—
	8,800	834	696

Preferred Stock

The Company is authorized to issue one million shares of preferred stock, par value $0.01 per share. As of August 1, 2025 and January 31, 2025, no shares of preferred stock were issued or outstanding.

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

During the six months ended August 1, 2025, the company issued 3 million shares of Class C Common Stock to stockholders upon the conversion of 3 million shares of Class B Common Stock in accordance with the Company’s certificate of incorporation. During the fiscal year ended January 31, 2025, the Company issued 100 million shares of Class C Common Stock to stockholders upon the conversion of 76 million shares of Class A Common Stock and 24 million shares of Class B Common Stock in accordance with the Company’s certificate of incorporation.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Dividends

On February 27, 2025, the Company announced that the Board of Directors approved an 18% increase in the quarterly dividend rate to $0.525 per share per fiscal quarter beginning in the first quarter of Fiscal 2026.

The Company paid the following dividends during the periods presented:

Declaration Date	Record Date	Payment Date	Dividend per Share	Amount (in millions)

Fiscal 2026
February 27, 2025	April 22, 2025	May 2, 2025	$0.525	$360
June 17, 2025	July 22, 2025	August 1, 2025	$0.525	$355

Fiscal 2025
February 29, 2024	April 23, 2024	May 3, 2024	$0.445	$316
June 11, 2024	July 23, 2024	August 2, 2024	$0.445	$314

During the three and six months ended August 1, 2025 and August 2, 2024, the Company also paid an immaterial amount of dividend equivalents on eligible vested equity awards which are not included above.

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

During the six months ended August 1, 2025, the Company repurchased approximately 30 million shares of Class C Common Stock for a total purchase price of approximately $2.9 billion. During the six months ended August 2, 2024, the Company repurchased approximately 12 million shares of Class C Common Stock for a total purchase price of approximately $1.4 billion.

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

The following table presents basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Six Months Ended
	August 1, 2025	August 2, 2024	August 1, 2025	August 2, 2024
Earnings per share attributable to Dell Technologies Inc.
Dell Technologies Common Stock — Basic	$1.72	$1.25	$3.11	$2.66
Dell Technologies Common Stock — Diluted	$1.70	$1.23	$3.07	$2.60

The following table presents the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Six Months Ended
	August 1, 2025	August 2, 2024	August 1, 2025	August 2, 2024

	(in millions)
Numerator: Dell Technologies Common Stock
Net income attributable to Dell Technologies Inc. — basic and diluted	$1,164	$887	$2,129	$1,884

Denominator: Dell Technologies Common Stock weighted-average shares outstanding
Weighted-average shares outstanding — basic	678	708	685	708
Dilutive effect of equity awards	8	16	9	17
Weighted-average shares outstanding — diluted	686	724	694	725
Weighted-average shares outstanding — antidilutive	—	—	2	—

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents a reconciliation of net revenue by the Company’s reportable segments to the Company’s consolidated net revenue as well as a reconciliation of segment operating income to the Company’s consolidated operating income for the periods indicated:

	Three Months Ended		Six Months Ended
	August 1, 2025	August 2, 2024	August 1, 2025	August 2, 2024

	(in millions)
Consolidated net revenue:
Infrastructure Solutions Group	$16,800	$11,646	$27,117	$20,873
Client Solutions Group	12,503	12,414	25,012	24,381
Reportable segment net revenue	29,303	24,060	52,129	45,254
Corporate and other (a)	473	966	1,025	2,016
Total consolidated net revenue	$29,776	$25,026	$53,154	$47,270

Consolidated operating income:
Infrastructure Solutions Group	$1,470	$1,284	$2,468	$2,020
Client Solutions Group	803	817	1,456	1,594
Reportable segment operating income (b)	2,273	2,101	3,924	3,614
Corporate and other (a)	11	(17)	26	(11)
Amortization of intangibles (c)	(125)	(168)	(251)	(336)
Stock-based compensation expense (d)	(179)	(191)	(369)	(401)
Other corporate expenses (e)	(207)	(333)	(392)	(509)
Total consolidated operating income (f)	$1,773	$1,392	$2,938	$2,357
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
(c)Amortization of intangibles includes non-cash purchase accounting adjustments that are primarily related to the acquisition by merger of EMC Corporation in 2016.
(d)Stock-based compensation expense consists of equity awards granted based on the estimated fair value of those awards at grant date.
(e)Other corporate expenses includes severance expenses, payroll taxes associated with stock-based compensation, incentive charges related to equity investments, facility action costs, transaction-related expenses, and impairment charges.
(f)Income and expenses within interest and other, net, is not allocated to the reportable segments. Therefore, the Company does not report below reportable segment operating income.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents the significant expense categories by reportable segment for the periods indicated:

	Three Months Ended		Six Months Ended
	August 1, 2025	August 2, 2024	August 1, 2025	August 2, 2024

	(in millions)
Infrastructure Solutions Group:
Cost of net revenue	$13,164	$8,129	$20,214	$14,333
Selling, general, and administrative	$1,604	$1,698	$3,299	$3,457
Research and development	$562	$535	$1,136	$1,063

Client Solutions Group:
Cost of net revenue	$10,582	$10,511	$21,320	$20,626
Selling, general, and administrative	$972	$960	$1,954	$1,921
Research and development	$146	$126	$282	$240

The following table presents the disaggregation of net revenue by reportable segment and by major product categories within the segments for the periods indicated:

	Three Months Ended		Six Months Ended
	August 1, 2025	August 2, 2024	August 1, 2025	August 2, 2024

	(in millions)
Net revenue:
Infrastructure Solutions Group:
Servers and networking	$12,944	$7,672	$19,265	$13,138
Storage	3,856	3,974	7,852	7,735
Total ISG net revenue	$16,800	$11,646	$27,117	$20,873
Client Solutions Group:
Commercial	$10,781	$10,556	$21,827	$20,710
Consumer	1,722	1,858	3,185	3,671
Total CSG net revenue	$12,503	$12,414	$25,012	$24,381

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 16 — SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION

The following table presents additional information on selected assets included in the Condensed Consolidated Statements of Financial Position as of the dates indicated:

	August 1, 2025	January 31, 2025

	(in millions)
Cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$8,145	$3,633
Cash and cash equivalents — held for sale (a)	—	62
Restricted cash (b)	146	124
Total cash, cash equivalents, and restricted cash	$8,291	$3,819
Inventories:
Production materials	$4,677	$4,432
Work-in-process	1,603	1,128
Finished goods	931	1,156
Total inventories	$7,211	$6,716
Prepaid expenses:
Total prepaid expenses (c)	$752	$564
Deferred costs:
Total deferred costs, current (c)	$3,695	$4,129
Property, plant, and equipment, net:
Assets in a customer contract	$5,673	$5,204
Computer and other equipment	3,896	3,651
Land and buildings	2,963	2,838
Internal use software	2,485	2,403
Total property, plant, and equipment	15,017	14,096
Accumulated depreciation and amortization	(8,559)	(7,760)
Total property, plant, and equipment, net	$6,458	$6,336
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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Warranty Liability

The following table presents changes in the Company’s liability for standard limited warranties for the periods indicated:

	Three Months Ended		Six Months Ended
	August 1, 2025	August 2, 2024	August 1, 2025	August 2, 2024

	(in millions)
Warranty liability:
Warranty liability at beginning of period	$415	$426	$424	$426
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties (a)	249	216	460	445
Service obligations honored	(225)	(203)	(445)	(432)
Warranty liability at end of period (b)	$439	$439	$439	$439
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

Severance Charges

The Company incurs costs related to employee severance and records a liability for these costs when it is probable that employees will be entitled to termination benefits and the amounts can be reasonably estimated. The liability related to these actions is primarily included in accrued and other within current liabilities in the Condensed Consolidated Statements of Financial Position.

The following table presents the activity related to the Company’s severance liability for the periods indicated:

	Three Months Ended		Six Months Ended
	August 1, 2025	August 2, 2024	August 1, 2025	August 2, 2024

	(in millions)
Severance liability:
Severance liability at beginning of period	$151	$194	$238	$352
Severance charges	204	328	334	420
Cash paid and other	(144)	(130)	(361)	(380)
Severance liability at end of period	$211	$392	$211	$392

The following table presents severance charges as included in the Condensed Consolidated Statements of Income for the periods indicated:

	Three Months Ended		Six Months Ended
	August 1, 2025	August 2, 2024	August 1, 2025	August 2, 2024

	(in millions)
Severance charges:
Cost of net revenue	$48	$56	$78	$85
Selling, general, and administrative	128	227	195	270
Research and development	28	45	61	65
Total severance charges	$204	$328	$334	$420

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Supply Chain Finance Program

The Company maintains a Supply Chain Finance Program (the “SCF Program”), which enables eligible suppliers, at the supplier's sole discretion, to sell receivables due from the Company to a third-party financial institution. The Company has no involvement in establishing the terms or conditions of the arrangement between its suppliers and the financial institution and no economic interest in a supplier's decision to sell a receivable, and does not provide legally secured assets or other forms of guarantees under the arrangement. The SCF Program does not impact the Company's liquidity, as payments for participating supplier invoices are remitted by the Company to the financial institution on the original invoice due date, regardless of whether an individual invoice is sold by the supplier to the financial institution. As of August 1, 2025 and January 31, 2025, the Company had $1.3 billion and $1.4 billion, respectively, included within accounts payable on the Condensed Consolidated Statements of Financial Position representing invoices due to suppliers confirmed as valid under the SCF Program.

Interest and other, net

The following table presents information regarding interest and other, net as included in the Condensed Consolidated Statements of Income for the periods indicated:

	Three Months Ended		Six Months Ended
	August 1, 2025	August 2, 2024	August 1, 2025	August 2, 2024

	(in millions)
Interest and other, net:
Investment income, primarily interest	$64	$38	$95	$92
Gain (loss) on investments, net	4	5	21	(25)
Interest expense	(399)	(387)	(753)	(730)
Foreign exchange	(15)	(13)	(20)	(51)
Gain on disposition of businesses and assets	—	—	236	—
Other	13	4	6	(12)
Total interest and other, net	$(333)	$(353)	$(415)	$(726)

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 17 — REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

As discussed in Note 1 of the Notes to the Condensed Consolidated Financial Statements and as previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025, the Company discovered accumulated credits from certain suppliers that were not recorded or not recorded in the correct period in its previously reported financial results. Accordingly, the Company has revised its previously reported quarterly financial information for the three and six months ended August 2, 2024 based on the summary presented below to correct for the overstatement of cost of net revenue to the Condensed Consolidated Statements of Income, net of the related income tax effect. The revision did not have an impact on the Company’s net revenue.

A summary of the corrections to the affected financial statement line items in these Condensed Consolidated Financial Statements is presented below.

Condensed Consolidated Statements of Income

	Three Months Ended			Six Months Ended
	August 2, 2024			August 2, 2024
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised

	(in millions, except per share amounts)
Cost of net revenue:
Products	$16,079	$(50)	$16,029	$29,845	$(95)	$29,750
Total cost of net revenue	$19,715	$(50)	$19,665	$37,153	$(95)	$37,058
Gross margin	$5,311	$50	$5,361	$10,117	$95	$10,212
Operating income	$1,342	$50	$1,392	$2,262	$95	$2,357
Income before income taxes	$989	$50	$1,039	$1,536	$95	$1,631
Income tax expense (benefit)	$148	$9	$157	$(260)	$17	$(243)
Net income	$841	$41	$882	$1,796	$78	$1,874
Net income attributable to Dell Technologies Inc.	$846	$41	$887	$1,806	$78	$1,884

Earnings per share attributable to Dell Technologies Inc.
Basic	$1.19	$0.06	$1.25	$2.55	$0.11	$2.66
Diluted	$1.17	$0.06	$1.23	$2.49	$0.11	$2.60
____________________
(a)The Company’s Condensed Consolidated Statements of Comprehensive Income were also affected by the revised net income amounts for the period presented above.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	August 2, 2024
	As Reported	Adjustment	As Revised

	(in millions)
Cash flow from operations:
Net income	$1,796	$78	$1,874
Adjustments to reconcile net income to net cash provided by operating activities:
Other assets and liabilities	$250	$(3)	$247
Accounts payable	$4,801	$(75)	$4,726

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 18 — SUBSEQUENT EVENTS

There were no known events occurring after August 1, 2025 and up until the date of issuance of this report that would materially affect the information presented herein.

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

Our other businesses primarily consist of our historical resale of standalone offerings of VMware LLC (formerly VMware, Inc. and individually and together with its subsidiaries, “VMware”), referred to as “VMware Resale,” and offerings of SecureWorks Corp. (“Secureworks”) through the date of the sale of Secureworks as discussed below. These businesses are divested businesses or their offerings are no longer actively sold, and are not classified as reportable segments, either individually or collectively. Their operating results are reported within Corporate and other. On February 3, 2025, the sale of Secureworks to Sophos Inc., an affiliate of Thoma Bravo, L.P., was completed in an all-cash transaction for a purchase price of approximately $0.9 billion. We received total cash consideration for the equity interest held in Secureworks of approximately $0.6 billion, resulting in a gain on sale recorded of $0.2 billion recognized in interest and other, net in the Condensed Consolidated Statements of Income during the six months ended August 1, 2025.

For further discussion regarding our current reportable segments, see “Results of Operations — Business Unit Results” and Note 15 of the Notes to the Condensed Consolidated Financial Statements included in this report.

We offer customers choices in how they acquire our solutions, including traditional purchasing and offerings under the Dell Payment Solutions portfolio. These offerings provide both payment and consumption solutions, including utility, subscription, as-a-Service, leases, and loans, which allow our customers to pay over time and provide them with operational and financial flexibility. Dell Financial Services and its affiliates (“DFS”) support financing solutions and services as part of the portfolio. For additional information about our financing arrangements, see Note 4 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Business Trends and Challenges

During the second quarter and first six months of Fiscal 2026, we executed our strategy with strong operating results, generating overall net revenue and operating income growth. The following trends and conditions affected the environment in which we operated:

•Macroeconomic environment: Demand significantly increased for our AI-optimized server offerings, resulting in ISG net revenue growth and a shift in the mix of the business towards our ISG offerings. Additionally, we experienced moderate net revenue growth in our traditional servers and networking offerings and commercial offerings, although demand moderated in our domestic market as customers reevaluated spending in the current macroeconomic environment.

•Demand of AI-optimized solutions: Our ISG business continued to benefit from significant increased demand for AI-optimized solutions as customers continue to adopt and further integrate AI. While backlog levels remain elevated compared to the prior year, significant shipments in the current quarter resulted in a sequential backlog decline. Given the scale of the AI opportunities, the varying stages of customer readiness, and the frequency of component part updates or transitions, there is inherent non-linearity in the timing of demand and subsequent shipments for our AI-optimized server offerings, which continues to drive variability in our revenue.

•Technology refresh in core markets: Within our CSG business, the PC refresh cycle is underway as customers have begun upgrading their devices, which has contributed to increased demand for our commercial offerings and modest CSG net revenue growth. Additionally, within our ISG business, we continue to see customers modernize and consolidate their data centers as more customers transition to next-generation products, which has contributed to moderate net revenue growth within our traditional servers and networking offerings.

•Business modernization initiatives: We continue to prioritize ongoing modernization initiatives to achieve greater efficiencies and streamline our processes, while also continuing to make strategic investments designed to enable growth and innovation. These initiatives have resulted in a continued net reduction in our operating expenses.

We expect net revenue growth for the full fiscal year driven by ISG and CSG net revenue, most notably within ISG. We expect ISG net revenue growth driven by demand growth across our servers and networking offerings, largely in our AI-optimized server offerings. While we expect overall ISG net revenue growth, we anticipate demand moderation to persist into the second half of the year within our traditional servers and networking offerings and storage offerings as customers within our domestic market continue to reevaluate IT spending behavior due to uncertainty in the macroeconomic environment. We expect modest CSG net revenue growth driven in part by the continuation of the PC refresh cycle. Additionally, we expect a continued reduction of our Corporate and other net revenue driven by offerings that are no longer actively sold and businesses that have been divested.

We expect input costs to remain flat for the remainder of Fiscal 2026. Input cost trends are dependent on the strength or weakness of actual end-user demand and supply dynamics, which will continue to fluctuate and ultimately impact our costs, pricing, and operating results.

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

We continue to advance our own capabilities to change the way we work and make decisions, improve business outcomes and the customer experience, and reduce costs by leveraging new technology and optimizing business processes. We remain committed to disciplined cost management in coordination with our ongoing business modernization initiatives and expect continued reductions in operating expenses as we take targeted measures to reduce costs, including employee reorganizations, limitation of external hiring, and other actions to align our investments with our strategic priorities and customer needs. We anticipate these actions will result in additional reductions in our overall headcount. We believe our unique operating advantages provide a foundation to foster business growth, enable innovation, drive efficiencies, and continue to position us for long-term success.

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

ISG — We expect that ISG will be influenced by the dynamic nature of the IT infrastructure market and the competitive landscape. With our extensive scale and market-leading solutions portfolio, we believe we are well positioned to navigate these competitive dynamics and evolving technology trends to meet customer needs. By leveraging our collaborative, customer-focused approach to innovation, we aim to deliver relevant new and next-generation solutions and software to our customers swiftly and efficiently. We remain focused on expanding our customer base and enhancing the lifetime value of our customer relationships.

We anticipate that ISG will continue to benefit from technology advancements and interest in AI as customers continue to adopt and integrate AI. The timing of customer purchases reflects the varying stages of adoption of AI by different customer segments and drives variability in our revenue. To meet the growing demand and increasing complexity of our AI-optimized offerings, we have increased our purchases of certain components with suppliers, which has resulted in increased inventory levels, higher purchase obligations, and new working capital dynamics. Additionally, frequent component part updates or transitions create additional challenges in managing demand and supply levels. While we have seen lead times shorten, we anticipate the next generation of these components, for which the demand remains high, will be subject to supply constraints.

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

CSG — We maintain a broad presence across all segments of the PC market, with a strategic emphasis on driving share gain in commercial and high-end consumer computing devices, which we believe represent the most stable and profitable segments of the industry. We anticipate that CSG will benefit from advances in AI over the long-term as customers will require PCs with the ability to run their complex AI workloads.

Competitive dynamics remain an important factor in our CSG business and continue to impact pricing and operating results. We are committed to our long-term CSG strategy and will continue to make investments to innovate across the portfolio. We expect that the CSG demand environment will be subject to seasonal trends and will continue to be influenced by the PC refresh cycle.

Recurring Revenue and Consumption Models — We expect that our flexible consumption models will further strengthen our customer relationships and provide a foundation for recurring revenue. We define recurring revenue as revenue recognized that is primarily related to hardware and software maintenance, as well as operating leases, subscription, as-a-Service, and usage-based offerings.

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

Foreign Currency Exposure — We manage our business on a U.S. Dollar basis. However, we have a large global presence, generating approximately 40% and 45% of our net revenue from sales to customers outside of the United States during the second quarter and first six months of Fiscal 2026, respectively, and 50% during both the second quarter and first six months of Fiscal 2025. As a result, our operating results can be, and particularly in recent periods have been, impacted by fluctuations in foreign currency exchange rates. We utilize a comprehensive hedging strategy intended to mitigate the impact of foreign currency volatility over time, and we adjust pricing when possible to further minimize foreign currency impacts.

Other Macroeconomic Risks and Uncertainties — During the first six months of Fiscal 2026, a number of countries, including the United States, imposed or proposed tariffs on imports, and may continue to do so. The impacts of trade protection measures, including increases or changes in tariffs and trade barriers, changes in government policies and international trade arrangements, geopolitical volatility, and global macroeconomic conditions, or uncertainty regarding the impact of proposed or future trade protection measures, may affect our results of operations in some markets. We continue to leverage the agility and scale of our world-class supply chain to mitigate impacts of tariffs and will continue to respond to changing market conditions as needed.

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

•Other Corporate Expenses — Other corporate expenses consist primarily of severance expenses, transaction-related impacts on the sales of businesses, payroll taxes associated with stock-based compensation, incentive charges related to equity investments, transaction-related expenses, facility action costs, and impairment charges. Severance costs are primarily related to severance and benefits for employees impacted by cost management initiatives. During the first six months of Fiscal 2026 and Fiscal 2025, we recognized $0.3 billion and $0.4 billion, respectively, of severance expense related to workforce reduction activities. During the first six months of Fiscal 2026, we recognized a $0.2 billion gain related to the sale of Secureworks. Although we may incur these types of items in the future, we exclude other corporate expenses as they can vary from period to period, are significantly impacted by the timing and nature of these events, and are not used by management in assessing operating performance of the business.

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

•Aggregate Adjustment for Income Taxes — The aggregate adjustment for income taxes is the estimated combined income tax effect for the adjustments described above and determined based on the tax jurisdictions where those adjustments were incurred, as well as an adjustment for discrete tax items. During the first six months of Fiscal 2025, the aggregate adjustment for income taxes included discrete tax benefits of $0.4 billion related to changes in uncertain tax benefits resulting from the expiration of certain U.S. statutes of limitations and $0.2 billion related to stock-based compensation. We exclude these benefits or charges for purposes of calculating non-GAAP net income due to the variability in recognition of discrete tax items from period to period. The tax effects are determined based on the tax jurisdictions where the above items were incurred. See Note 11 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information about our income taxes. Our non-GAAP income tax was calculated using a fixed estimated annual tax rate that is determined based on historical trends and projections for the current fiscal year. We may adjust our estimated annual tax rate during the fiscal year to take into account events that would significantly impact our income tax expense, including significant changes resulting from tax legislation, material changes in geographic mix of net revenue and expenses, changes to our corporate structure, and other significant events.

The following table presents a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP measure for the periods indicated:

	Three Months Ended			Six Months Ended
	August 1, 2025	% Change	August 2, 2024	August 1, 2025	% Change	August 2, 2024

	(in millions, except percentages)
Product gross margin	$2,891	(1)%	$2,925	$5,374	1%	$5,331
Non-GAAP adjustments:
Amortization of intangibles	39		59	80		119
Stock-based compensation expense	15		14	30		28
Other corporate expenses	7		6	16		10
Non-GAAP product gross margin	$2,952	(2)%	$3,004	$5,500	—%	$5,488

Services gross margin	$2,556	5%	$2,436	$5,010	3%	$4,881
Non-GAAP adjustments:
Stock-based compensation expense	22		24	46		48
Other corporate expenses	42		50	73		89
Non-GAAP services gross margin	$2,620	4%	$2,510	$5,129	2%	$5,018

Gross margin	$5,447	2%	$5,361	$10,384	2%	$10,212
Non-GAAP adjustments:
Amortization of intangibles	39		59	80		119
Stock-based compensation expense	37		38	76		76
Other corporate expenses	49		56	89		99
Non-GAAP gross margin	$5,572	1%	$5,514	$10,629	1%	$10,506

Operating expenses	$3,674	(7)%	$3,969	$7,446	(5)%	$7,855
Non-GAAP adjustments:
Amortization of intangibles	(86)		(109)	(171)		(217)
Stock-based compensation expense	(142)		(153)	(293)		(325)
Other corporate expenses	(158)		(277)	(303)		(410)
Non-GAAP operating expenses	$3,288	(4)%	$3,430	$6,679	(3)%	$6,903

	Three Months Ended			Six Months Ended
	August 1, 2025	% Change	August 2, 2024	August 1, 2025	% Change	August 2, 2024

	(in millions, except percentages and per share amounts)
Operating income	$1,773	27%	$1,392	$2,938	25%	$2,357
Non-GAAP adjustments:
Amortization of intangibles	125		168	251		336
Stock-based compensation expense	179		191	369		401
Other corporate expenses	207		333	392		509
Non-GAAP operating income	$2,284	10%	$2,084	$3,950	10%	$3,603

Net income	$1,164	32%	$882	$2,129	14%	$1,874
Non-GAAP adjustments:
Amortization of intangibles	125		168	251		336
Stock-based compensation expense	179		191	369		401
Other corporate expenses	200		329	142		499
Fair value adjustments on equity investments	(4)		(5)	(21)		25
Aggregate adjustment for income taxes	(73)		(153)	(193)		(764)
Non-GAAP net income	$1,591	13%	$1,412	$2,677	13%	$2,371

Earnings per share attributable to Dell Technologies Inc. — diluted	$1.70	38%	$1.23	$3.07	18%	$2.60
Non-GAAP adjustments:
Amortization of intangibles	0.19		0.23	0.36		0.46
Stock-based compensation expense	0.26		0.26	0.53		0.55
Other corporate expenses	0.29		0.46	0.21		0.69
Fair value adjustments on equity investments	(0.01)		(0.01)	(0.03)		0.04
Aggregate adjustment for income taxes	(0.11)		(0.21)	(0.28)		(1.05)
Total non-GAAP adjustments attributable to non-controlling interests	—		(0.01)	—		(0.02)
Non-GAAP earnings per share attributable to Dell Technologies Inc. — diluted	$2.32	19%	$1.95	$3.86	18%	$3.27

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

The following table presents a reconciliation of free cash flow and adjusted free cash flow to cash flow from operations for the periods indicated:

	Three Months Ended			Six Months Ended
	August 1, 2025	% Change	August 2, 2024	August 1, 2025	% Change	August 2, 2024

	(in millions, except percentages)
Cash flow from operations	$2,543	90%	$1,340	$5,339	124%	$2,383
Non-GAAP adjustments:
Capital expenditures and capitalized software development costs, net (a)	(675)		(636)	(1,243)		(1,222)
Free cash flow	$1,868	165%	$704	$4,096	253%	$1,161

Free cash flow	$1,868	165%	$704	$4,096	253%	$1,161
Non-GAAP adjustments:
Financing receivables (b)	592		487	569		652
Equipment under operating leases (c)	58		93	85		94
Adjusted free cash flow	$2,518	96%	$1,284	$4,750	149%	$1,907
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

	Three Months Ended					Six Months Ended
	August 1, 2025			August 2, 2024		August 1, 2025			August 2, 2024
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue

	(in millions, except percentages and per share amounts)
Net revenue:
Products	$23,935	80.4%	26%	$18,954	75.7%	$41,534	78.1%	18%	$35,081	74.2%
Services	5,841	19.6%	(4)%	6,072	24.3%	11,620	21.9%	(5)%	12,189	25.8%
Total net revenue	$29,776	100.0%	19%	$25,026	100.0%	$53,154	100.0%	12%	$47,270	100.0%
Gross margin:
Products	$2,891	12.1%	(1)%	$2,925	15.4%	$5,374	12.9%	1%	$5,331	15.2%
Services	2,556	43.8%	5%	2,436	40.1%	5,010	43.1%	3%	4,881	40.0%
Total gross margin	$5,447	18.3%	2%	$5,361	21.4%	$10,384	19.5%	2%	$10,212	21.6%
Operating expenses	$3,674	12.3%	(7)%	$3,969	15.8%	$7,446	14.0%	(5)%	$7,855	16.6%
Operating income	$1,773	6.0%	27%	$1,392	5.6%	$2,938	5.5%	25%	$2,357	5.0%
Net income	$1,164	3.9%	32%	$882	3.5%	$2,129	4.0%	14%	$1,874	4.0%
Earnings per share attributable to Dell Technologies — diluted	$1.70		38%	$1.23		$3.07		18%	$2.60
Cash flow from operations	$2,543		90%	$1,340		$5,339		124%	$2,383

Non-GAAP Financial Information
	Three Months Ended					Six Months Ended
	August 1, 2025			August 2, 2024		August 1, 2025			August 2, 2024
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue

	(in millions, except percentages and per share amounts)
Non-GAAP gross margin:
Products	$2,952	12.3%	(2)%	$3,004	15.8%	$5,500	13.2%	—%	$5,488	15.6%
Services	2,620	44.9%	4%	2,510	41.3%	5,129	44.1%	2%	5,018	41.2%
Total non-GAAP gross margin	$5,572	18.7%	1%	$5,514	22.0%	$10,629	20.0%	1%	$10,506	22.2%
Non-GAAP operating expenses	$3,288	11.0%	(4)%	$3,430	13.7%	$6,679	12.6%	(3)%	$6,903	14.6%
Non-GAAP operating income	$2,284	7.7%	10%	$2,084	8.3%	$3,950	7.4%	10%	$3,603	7.6%
Non-GAAP net income	$1,591	5.3%	13%	$1,412	5.6%	$2,677	5.0%	13%	$2,371	5.0%
Non-GAAP earnings per share attributable to Dell Technologies — diluted	$2.32		19%	$1.95		$3.86		18%	$3.27
Free cash flow	$1,868		165%	$704		$4,096		253%	$1,161
Adjusted free cash flow	$2,518		96%	$1,284		$4,750		149%	$1,907

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

Overview

During the second quarter and first six months of Fiscal 2026, net revenue increased by 19% and 12%, respectively, driven by an increase in ISG net revenue that was partially offset by a decrease in Corporate and other net revenue. The increase in ISG net revenue was driven by growth in our servers and networking offerings. Corporate and other net revenue declined primarily due to a decrease in VMware Resale revenue as we no longer act as a distributor of standalone VMware offerings. During the first six months of Fiscal 2026, the increase in net revenue was also attributable to an increase in CSG net revenue driven by an increase in sales of our commercial offerings.

During the second quarter of Fiscal 2026, operating income and non-GAAP operating income increased by 27% to $1.8 billion and 10% to $2.3 billion, respectively. During the first six months of Fiscal 2026, operating income and non-GAAP operating income increased by 25% to $2.9 billion and 10% to $4.0 billion, respectively. The increases for both periods were primarily attributable to an increase in ISG operating income that was driven primarily by our storage offerings and, to a lesser extent, our servers and networking offerings.

During the second quarter and first six months of Fiscal 2026, operating income as a percentage of net revenue increased 40 basis points to 6.0% and 50 basis points to 5.5%, respectively. During the second quarter and first six months of Fiscal 2026, non-GAAP operating income as a percentage of net revenue decreased 60 basis points to 7.7% and 20 basis points to 7.4%, respectively. Operating income and non-GAAP operating income as a percentage of net revenue during both the second quarter and first six months of Fiscal 2026 were impacted by a decline in gross margin rate as a result of a shift in mix towards our AI-optimized server offerings. The decline in gross margin rate was largely offset by the favorable impact of a decline in operating expense rate as a result of strong net revenue growth coupled with continued disciplined cost management. During both periods, operating income as a percentage of net revenue was further impacted by lower other corporate expenses.

Cash provided by operating activities was $5.3 billion during the first six months of Fiscal 2026 and was driven by net revenue growth, profitability, and working capital dynamics. Working capital was primarily impacted by increased demand for our AI-optimized server offerings, which led to higher accounts payable, accounts receivable, and inventory levels. During the first six months of Fiscal 2025, cash provided by operating activities was $2.4 billion and was driven by profitability, partially offset by working capital dynamics primarily due to growth in our AI-optimized server offerings. See “Liquidity, Cash Requirements, and Market Conditions” for additional information about our cash flow metrics.

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

Net Revenue

During the second quarter and first six months of Fiscal 2026, net revenue increased 19% and 12%, respectively, primarily driven by an increase in ISG net revenue that was partially offset by a decrease in Corporate and other net revenue. During the first six months of Fiscal 2026, the increase in net revenue was also attributable to an increase in CSG net revenue. See “Business Unit Results” for further information.

•Product Net Revenue — Product net revenue includes revenue from the sale of hardware products and software licenses. During the second quarter and first six months of Fiscal 2026, product net revenue increased 26% and 18%, respectively, due to an increase in ISG product net revenue driven by growth in our servers and networking offerings. During the first six months of Fiscal 2026, the increase in product net revenue was also driven to a lesser extent by an increase in CSG product revenue. The increase in CSG product net revenue reflected growth in our commercial offerings, partially offset by lower demand for our consumer offerings.

•Services Net Revenue — Services net revenue includes revenue from our services offerings and support services related to hardware products and software licenses. During the second quarter and first six months of Fiscal 2026, services net revenue decreased 4% and 5%, respectively, due to a decline in Corporate and other services net revenue, as we no longer act as a distributor of standalone VMware offerings.

A substantial portion of services net revenue is derived from offerings that have been deferred over a period of time. As a result, reported growth rates for services net revenue will be different than reported growth rates for product net revenue.

From a geographical perspective, net revenue increased in the Americas, driven by our AI-optimized server offerings, and, to a lesser extent, EMEA and APJ during the second quarter and first six months of Fiscal 2026.

Gross Margin

During the second quarter of Fiscal 2026, gross margin and non-GAAP gross margin increased 2% to $5.4 billion and 1% to $5.6 billion, respectively, driven by an increase in ISG gross margin that was primarily attributable to growth in our servers and networking offerings. During the first six months of Fiscal 2026 gross margin and non-GAAP gross margin increased 2% to $10.4 billion and 1% to $10.6 billion, respectively, driven by an increase in ISG gross margin that was primarily attributable to growth in our storage offerings and servers and networking offerings.

During the second quarter of Fiscal 2026, gross margin and non-GAAP gross margin percentage decreased 310 basis points to 18.3% and 330 basis points to 18.7%, respectively. During the first six months of Fiscal 2026, gross margin and non-GAAP gross margin percentage decreased 210 basis points to 19.5% and 220 basis points to 20.0%, respectively. The decreases in gross margin percentage and non-GAAP gross margin percentage were primarily driven by a shift in mix towards our AI-optimized server offerings.

•Product Gross Margin — During the second quarter of Fiscal 2026, product gross margin and non-GAAP product gross margin decreased 1% to $2.9 billion and 2% to $3.0 billion, respectively. During the first six months of Fiscal 2026, product gross margin and non-GAAP product gross margin increased 1% to $5.4 billion and remained flat at $5.5 billion, respectively.

During the second quarter of Fiscal 2026, product gross margin percentage and non-GAAP product gross margin percentage decreased 330 basis points to 12.1% and 350 basis points to 12.3%, respectively. During the first six months of Fiscal 2026, product gross margin percentage and non-GAAP product gross margin percentage decreased 230 basis points to 12.9% and 240 basis points to 13.2%, respectively. The decreases for both periods were primarily attributable to a shift in mix towards our AI-optimized server offerings.

•Services Gross Margin — During the second quarter of Fiscal 2026, services gross margin and non-GAAP services gross margin increased 5% and 4%, respectively, to $2.6 billion. During the first six months of Fiscal 2026, services gross margin and non-GAAP services gross margin increased 3% to $5.0 billion and 2% to $5.1 billion, respectively. The increases for both periods were primarily attributable to an increase in ISG services gross margin primarily driven by higher AI-optimized server offerings and hardware support and maintenance associated with products sold in prior periods.

During the second quarter of Fiscal 2026, services gross margin percentage and non-GAAP services gross margin percentage increased 370 basis points to 43.8% and 360 basis points to 44.9%, respectively. During the first six months of Fiscal 2026, services gross margin percentage and non-GAAP services gross margin percentage increased 310 basis points to 43.1% and 290 basis points to 44.1%, respectively. The increases for both periods were primarily driven by a shift in mix, as we no longer act as a distributor of standalone VMware offerings.

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

The terms and conditions of our vendor rebate programs are largely based on product volumes and are generally negotiated either at the beginning of the annual or quarterly period, depending on the program. The timing and amount of vendor rebates and other discounts we receive under the programs may vary from period to period, reflecting changes in the competitive environment. We monitor our component costs and seek to address the effects of any changes to terms that might arise under our vendor rebate programs. Our gross margins for the second quarter and first six months of Fiscal 2026 were not materially affected by any changes to the terms of our vendor rebate programs, as the amounts we received under these programs were generally stable relative to our total net cost. We are not aware of any significant changes to our vendor rebate programs that will materially impact our results in the near term.

Operating Expenses

The following table presents information regarding our operating expenses for the periods indicated:

	Three Months Ended					Six Months Ended
	August 1, 2025			August 2, 2024		August 1, 2025			August 2, 2024
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue

	(in millions, except percentages)
Operating expenses:
Selling, general, and administrative	$2,889	9.7%	(9)%	$3,189	12.7%	$5,853	11.0%	(7)%	$6,312	13.3%
Research and development	785	2.6%	1%	780	3.1%	1,593	3.0%	3%	1,543	3.3%
Total operating expenses	$3,674	12.3%	(7)%	$3,969	15.8%	$7,446	14.0%	(5)%	$7,855	16.6%

	Three Months Ended					Six Months Ended
	August 1, 2025			August 2, 2024		August 1, 2025			August 2, 2024
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue

	(in millions, except percentages)
Non-GAAP operating expenses	$3,288	11.0%	(4)%	$3,430	13.7%	$6,679	12.6%	(3)%	$6,903	14.6%

During the second quarter and first six months of Fiscal 2026, total operating expenses decreased 7% and 5%, respectively, due to a decline in selling, general, and administrative (“SG&A”) expenses.

•Selling, General, and Administrative — During the second quarter and first six months of Fiscal 2026, SG&A expenses decreased 9% and 7%, respectively, driven by a decrease in employee compensation and benefits expense that primarily resulted from a decline in overall headcount.

•Research and Development — Research and development (“R&D”) expenses are primarily composed of personnel-related expenses incurred in connection with product development. R&D expenses increased 1% and 3% during the second quarter and first six months of Fiscal 2026, respectively, principally due to continued support of R&D initiatives.

As a percentage of net revenue, R&D expenses for the second quarter of Fiscal 2026 and Fiscal 2025 were 2.6% and 3.1%, respectively, and for the first six months of Fiscal 2026 and Fiscal 2025 were 3.0% and 3.3%, respectively. We continue to support R&D initiatives to innovate and introduce new and enhanced solutions into the market.

During the second quarter and first six months of Fiscal 2026, non-GAAP operating expenses decreased 4% and 3%, respectively, driven by a decline in employee compensation and benefits expense that primarily resulted from a decline in overall headcount. The decline in employee compensation and benefits expense was partially offset by continued support of R&D initiatives.

We continue to make strategic investments designed to enable growth and innovation, while balancing our efforts to drive cost efficiencies in the business. We also expect to continue making investments in support of our own digital transformation, which aims to streamline and optimize our business processes.

Operating Income

During the second quarter of Fiscal 2026, operating income and non-GAAP operating income increased by 27% to $1.8 billion and 10% to $2.3 billion, respectively. During the first six months of Fiscal 2026, operating income and non-GAAP operating income increased by 25% to $2.9 billion and 10% to $4.0 billion, respectively. The increases for both periods were primarily attributable to an increase in ISG operating income that was driven primarily by our storage offerings and, to a lesser extent, our servers and networking offerings.

During the second quarter and first six months of Fiscal 2026, operating income as a percentage of net revenue increased 40 basis points to 6.0% and 50 basis points to 5.5%, respectively. During the second quarter and first six months of Fiscal 2026, non-GAAP operating income as a percentage of net revenue decreased 60 basis points to 7.7% and 20 basis points to 7.4%, respectively. Operating income and non-GAAP operating income as a percentage of net revenue during both the second quarter and first six months of Fiscal 2026 were impacted by a decline in gross margin rate as a result of a shift in mix towards our AI-optimized server offerings. The decline in gross margin rate was largely offset by the favorable impact of a decline in operating expense rate as a result of strong net revenue growth coupled with continued disciplined cost management. During both periods, operating income as a percentage of net revenue was further impacted by lower other corporate expenses.

Interest and Other, Net

The following table presents information regarding interest and other, net for the periods indicated:

	Three Months Ended		Six Months Ended
	August 1, 2025	August 2, 2024	August 1, 2025	August 2, 2024

	(in millions)
Interest and other, net:
Investment income, primarily interest	$64	$38	$95	$92
Gain (loss) on investments, net	4	5	21	(25)
Interest expense	(399)	(387)	(753)	(730)
Foreign exchange	(15)	(13)	(20)	(51)
Gain on disposition of businesses and assets	—	—	236	—
Other	13	4	6	(12)
Total interest and other, net	$(333)	$(353)	$(415)	$(726)

During the second quarter of Fiscal 2026, the change in interest and other, net was favorable primarily due to an increase in investment income. During the first six months of Fiscal 2026, the change in interest and other, net was favorable primarily due to the gain on the sale of Secureworks and, to a lesser extent, the gains recognized within our strategic investments portfolio.

Income and Other Taxes

The following table presents information regarding our income and other taxes for the periods indicated:

	Three Months Ended		Six Months Ended
	August 1, 2025	August 2, 2024	August 1, 2025	August 2, 2024

	(in millions, except percentages)
Income before income taxes	$1,440	$1,039	$2,523	$1,631
Income tax expense (benefit)	$276	$157	$394	$(243)
Effective income tax rate	19.2%	15.1%	15.6%	(14.9)%

For the second quarter of Fiscal 2026 and Fiscal 2025, our effective income tax rates were 19.2% and 15.1%, respectively. For the first six months of Fiscal 2026 and Fiscal 2025, our effective income tax rates were 15.6% and (14.9)%, respectively. The change in our effective tax rates for Fiscal 2026 as compared to Fiscal 2025 was primarily attributable to discrete tax items. For the first six months of Fiscal 2025, we recorded discrete tax benefits of $0.4 billion related to changes in uncertain tax benefits resulting from the expiration of certain U.S. statutes of limitations and $0.2 billion related to stock-based compensation.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the United States. The new law contains a broad range of tax reform provisions, which include the extension and modification of certain provisions of the Tax Cuts and Jobs Act. Effective for Fiscal 2026, changes include, but are not limited to, immediate expensing of domestic research and development expenditures, the restoration of 100% bonus depreciation, and an EBITDA-based interest expense limitation. These provisions did not have a material impact on the Company’s Condensed Consolidated Financial Statements for the first six months of Fiscal 2026. Effective starting in Fiscal 2027, additional changes will include certain modifications to the international tax framework. We currently do not anticipate these changes to have a material impact to our results in future periods. The Company will continue to monitor any developments and guidance related to OBBBA.

Our effective income tax rate can fluctuate depending on the geographic distribution of our worldwide earnings, as our foreign earnings are generally taxed at lower rates than in the United States. The differences between our effective income tax rates and the U.S. federal statutory rate of 21% principally result from the geographical distribution of income, differences between the book and tax treatment of certain items, and discrete tax items. In certain jurisdictions, our tax rate is significantly less than the applicable statutory rate as a result of tax holidays. The majority of our foreign income subject to these tax holidays is attributable to Singapore and China. A significant portion of these income tax benefits relates to a tax holiday that will be effective until January 31, 2029. Most of our other tax holidays will expire in whole or in part during Fiscal 2030 and Fiscal 2031. Many of these tax holidays and reduced tax rates may be extended when certain conditions are met or may be terminated early if certain conditions are not met or as a result of changes in tax legislation. As of August 1, 2025, we were not aware of any matters of non-compliance.

Many countries, including Singapore, a country in which we have a tax holiday, have enacted or are in the process of enacting laws based on the Pillar Two proposal relating to a global minimum tax issued by the Organisation for Economic Co-operation and Development (“OECD”). While our effective income tax rate and cash income tax payments may increase in future years as a result of the global minimum tax, we do not expect it will have a material impact for Fiscal 2026. Our assessment could be affected by legislative guidance and future enactment of additional provisions within the OECD’s Pillar Two framework.

For further discussion regarding tax matters, including the status of income tax audits, see Note 11 of the Notes to the Condensed Consolidated Financial Statements included in this report.

Net Income

During the second quarter of Fiscal 2026, net income increased 32% to $1.2 billion primarily due to an increase in operating income. During the first six months of Fiscal 2026, net income increased 14% to $2.1 billion primarily due to an increase in operating income and a favorable change in interest and other, net, which were partially offset by higher income tax expense.

During both the second quarter and first six months of Fiscal 2026, non-GAAP net income increased 13% to $1.6 billion and $2.7 billion, respectively, primarily due to an increase in operating income.

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

Infrastructure Solutions Group

The following table presents net revenue and operating income attributable to ISG for the periods indicated:

	Three Months Ended			Six Months Ended
	August 1, 2025	% Change	August 2, 2024	August 1, 2025	% Change	August 2, 2024

	(in millions, except percentages)
Net revenue:
Servers and networking	$12,944	69%	$7,672	$19,265	47%	$13,138
Storage	3,856	(3)%	3,974	7,852	2%	7,735
Total ISG net revenue	$16,800	44%	$11,646	$27,117	30%	$20,873

Operating income:
ISG operating income	$1,470	14%	$1,284	$2,468	22%	$2,020
% of segment net revenue	8.8%		11.0%	9.1%		9.7%

Net Revenue — During the second quarter and first six months of Fiscal 2026, ISG net revenue increased 44% and 30%, respectively, driven primarily by strength in our servers and networking offerings.

Servers and networking net revenue increased 69% and 47% during the second quarter and first six months of Fiscal 2026, respectively. The increase in servers and networking net revenue was driven by growth primarily in our AI-optimized server offerings and, to a lesser extent, our traditional servers and networking offerings.

During the second quarter of Fiscal 2026, storage net revenue decreased 3% due to a decline in net revenue from our core storage offerings. During the first six months of Fiscal 2026, storage net revenue increased 2% primarily due to an increase in our core storage offerings.

From a geographical perspective, net revenue attributable to ISG increased in the Americas, driven by our AI-optimized server offerings, and, to a lesser extent, EMEA and APJ during the second quarter and first six months of Fiscal 2026.

Operating Income — During the second quarter and first six months of Fiscal 2026, ISG operating income as a percentage of net revenue decreased 220 basis points to 8.8% and 60 basis points to 9.1%, respectively, due to a decline in gross margin rate that outpaced the decline in operating expense as a percentage of net revenue. Gross margin rate decreased primarily as the result of a shift in mix towards our AI-optimized server offerings. Operating expense as a percentage of net revenue declined primarily due to strong ISG net revenue growth coupled with continued disciplined cost management.

Client Solutions Group

The following table presents net revenue and operating income attributable to CSG for the periods indicated:

	Three Months Ended			Six Months Ended
	August 1, 2025	% Change	August 2, 2024	August 1, 2025	% Change	August 2, 2024

	(in millions, except percentages)
Net revenue:
Commercial	$10,781	2%	$10,556	$21,827	5%	$20,710
Consumer	1,722	(7)%	1,858	3,185	(13)%	3,671
Total CSG net revenue	$12,503	1%	$12,414	$25,012	3%	$24,381

Operating income:
CSG operating income	$803	(2)%	$817	$1,456	(9)%	$1,594
% of segment net revenue	6.4%		6.6%	5.8%		6.5%

Net Revenue — During the second quarter and first six months of Fiscal 2026, CSG net revenue increased 1% and 3%, respectively, driven primarily by strength in our commercial offerings, partially offset by lower demand for our consumer offerings.

Commercial net revenue increased 2% during the second quarter of Fiscal 2026, primarily due to an increase in average selling prices. Commercial net revenue increased 5% during the first six months of Fiscal 2026, primarily as the result of an increase in units sold and, to a lesser extent, an increase in average selling prices. The increase in the average selling prices of our commercial offerings across both periods was primarily the result of richer configurations and change in mix within our offerings.

Consumer net revenue decreased 7% and 13% during the second quarter and first six months of Fiscal 2026, respectively, primarily due to a decline in units sold.

From a geographical perspective, net revenue attributable to CSG increased in EMEA and remained flat across the Americas and APJ during the second quarter of Fiscal 2026 and increased in the Americas and EMEA and remained flat in APJ during the first six months of Fiscal 2026.

Operating Income — During the second quarter and first six months of Fiscal 2026, CSG operating income as a percentage of net revenue decreased 20 basis points to 6.4% and 70 basis points to 5.8%, respectively. The decline in operating income rate during the second quarter of Fiscal 2026 was primarily attributable to an increase in operating expense as a percentage of net revenue driven by an increase in R&D expenses. The decline in operating income rate during the first six months of Fiscal 2026 was primarily due to a decline in gross margin rate driven by a competitive pricing environment and change in mix within our offerings.

OTHER BALANCE SHEET ITEMS

Accounts Receivable

We sell products and services directly to customers and through a variety of sales channels, including retail distribution. Our accounts receivable, net was $15.0 billion and $10.3 billion as of August 1, 2025 and January 31, 2025, respectively. The increase in accounts receivable, net was primarily driven by an increase in net revenue largely attributable to our AI-optimized offerings. We maintain an allowance for expected credit losses to cover receivables that may be deemed uncollectible. The allowance for expected credit losses is an estimate based on an analysis of historical loss experience, current receivables aging, and management’s assessment of current conditions and its reasonable and supportable expectation of future conditions, as well as specific identifiable customer accounts that are deemed at risk. As of August 1, 2025 and January 31, 2025, the allowance for expected credit losses was $83 million and $63 million, respectively. Based on our assessment, we believe that we are adequately reserved for expected credit losses.

Dell Financial Services and Financing Receivables

We offer or arrange a portfolio of payment and consumption solutions and services for our customers globally, including as-a-Service, subscription, utility, leases, and loans designed to match customers' consumption and financing preferences. We believe these options provide operational and financial flexibility and strengthen our customer relationships. To support financing solutions and services as part of the portfolio, DFS originates, collects, and services customer receivables primarily related to the purchase of our product and services solutions. New financing originations were $2.4 billion for both the second quarter of Fiscal 2026 and Fiscal 2025, and $4.0 billion and $4.3 billion for the first six months of Fiscal 2026 and Fiscal 2025, respectively.

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

As of August 1, 2025 and January 31, 2025, our financing receivables, net were $12.0 billion and $11.2 billion, respectively. We maintain an allowance to cover expected financing receivables credit losses and evaluate credit loss expectations based on our total portfolio. The principal charge-off rate for our financing receivables portfolio was 0.1% and 0.7% for the second quarter of Fiscal 2026 and Fiscal 2025, respectively, and 0.2% and 0.5% for the first six months of Fiscal 2026 and Fiscal 2025, respectively. The credit quality of our financing receivables remains strong due to the mix of high-quality commercial accounts in our portfolio. We continue to monitor broader economic indicators and their potential impact on future credit loss performance. We have an extensive process to manage our exposure to customer credit risk that includes active management of credit lines and collection activities. We also sell select fixed-term financing receivables without recourse to unrelated third parties on a periodic basis, primarily to manage certain concentrations of customer credit exposure. Based on our assessment of the customer financing receivables, we believe that we are adequately reserved.

We retain a residual interest in equipment leased under our lease programs. As of August 1, 2025 and January 31, 2025, the residual interest recorded as part of financing receivables was $185 million and $168 million, respectively. The amount of the residual interest is established at the inception of the lease based upon estimates of the value of the equipment at the end of the lease term using historical studies, industry data, and future value-at-risk demand valuation methods. On a quarterly basis, we assess the carrying amount of our recorded residual values for expected losses. Generally, expected losses as a result of residual value risk on equipment under lease are not considered to be significant primarily because of the existence of a secondary market with respect to the equipment. Further, the lease agreement defines applicable return conditions and remedies for non-compliance to ensure that the leased equipment will be in good operating condition upon return. No expected losses were recorded related to residual assets during the second quarter and first six months of Fiscal 2026 and Fiscal 2025.

As of August 1, 2025 and January 31, 2025, equipment under operating leases, net was $2.3 billion and $2.2 billion, respectively. We assess the carrying amount of the equipment under operating leases for impairment whenever events or circumstances may indicate that an impairment has occurred. No material impairment losses were recorded related to such equipment during the second quarter and first six months of Fiscal 2026 and Fiscal 2025.

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

The following table presents our cash and cash equivalents as well as our available borrowings as of the dates indicated:

	August 1, 2025	January 31, 2025

	(in millions)
Cash and cash equivalents, and available borrowings:
Cash and cash equivalents	$8,145	$3,633
Remaining available borrowings under the revolving credit facility	5,886	5,999
Total cash and cash equivalents, and available borrowings	$14,031	$9,632

During the first six months of Fiscal 2026, cash and cash equivalents increased by $4.5 billion primarily due to an increase in cash flows from operations, net debt from the issuance of Senior Notes and DFS debt, and the proceeds from the sale of Secureworks, the effects of which were partially offset by the return of capital to our stockholders, capital expenditures, and payments to settle employee tax withholdings on stock-based compensation.

As of August 1, 2025, our revolving credit facility had a maximum capacity of $6.0 billion. Available borrowings under this facility are reduced by draws on the facility and outstanding letters of credit. As of August 1, 2025, there were no borrowings outstanding under the facility and remaining available borrowings totaled approximately $5.9 billion. The revolving credit facility also acts as a backstop to provide liquidity support for our commercial paper program.

We maintain a commercial paper program under which we may issue unsecured notes in a maximum aggregate face amount of $5.0 billion outstanding at any time, with maturities of up to 397 days from the date of issue. As of August 1, 2025, we had no outstanding issuances under the program.

We may regularly use our available borrowings from the revolving credit facility and issuances under the commercial paper program, generally on a short-term basis, for general corporate purposes. See the following discussion for additional information about our debt.

Debt

The following table presents our outstanding debt as of the dates indicated:

	August 1, 2025	Change	January 31, 2025

	(in millions)
Core debt
Senior Notes	$19,073	$4,000	$15,073
Legacy Notes	952	—	952
DFS allocated debt	(3,730)	(702)	(3,028)
Total core debt	16,295	3,298	12,997
DFS related debt
DFS debt	8,815	104	8,711
DFS allocated debt	3,730	702	3,028
Total DFS related debt	12,545	806	11,739
Other	89	37	52
Total debt, principal amount	28,929	4,141	24,788
Carrying value adjustments	(240)	(19)	(221)
Total debt, carrying value	$28,689	$4,122	$24,567

The outstanding principal amount of our debt increased $4.1 billion to $28.9 billion as of August 1, 2025, driven primarily by an increase in net debt from the issuance of Senior Notes.

We define core debt as the total principal amount of our debt, less DFS related debt and other debt. Our core debt was $16.3 billion and $13.0 billion as of August 1, 2025 and January 31, 2025, respectively. See Note 6 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information about our debt.

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

The following table presents DFS owned assets as of the dates indicated:

	August 1, 2025	January 31, 2025

	(in millions)
Financing receivables, net	$12,023	$11,231
Equipment under operating leases, net	2,314	2,185
DFS owned assets	$14,337	$13,416

We believe we will continue to be able to make our debt principal and interest payments, including payment of short-term maturities, from existing and expected sources of cash. Cash used for debt principal and interest payments may include operating cash flows, short-term borrowings under our commercial paper program or our revolving credit facility, or other borrowings. Under our variable-rate debt, we could experience variations in our future interest expense from potential fluctuations in applicable reference rates, or from possible fluctuations in the level of DFS debt required to meet future demand for customer financing.

At our sole discretion, we may purchase, redeem, prepay, refinance, or otherwise retire any amount of our outstanding indebtedness under the terms of such indebtedness at any time and from time to time, in open market or negotiated transactions with the holders of such indebtedness or otherwise, as we consider appropriate in light of market conditions and other relevant factors.

Cash Flows

The following table presents a summary of our Condensed Consolidated Statements of Cash Flows for the periods indicated:

	Six Months Ended
	August 1, 2025	August 2, 2024

	(in millions)
Net change in cash from:
Operating activities	$5,339	$2,383
Investing activities	(743)	(1,013)
Financing activities	(228)	(4,109)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	104	(97)
Change in cash, cash equivalents, and restricted cash	$4,472	$(2,836)

Operating Activities — Cash provided by operating activities was $5.3 billion during the first six months of Fiscal 2026 and was driven by net revenue growth, profitability, and working capital dynamics. Working capital was primarily impacted by increased demand for our AI-optimized server offerings, which led to higher accounts payable, accounts receivable, and inventory levels. During the first six months of Fiscal 2025, cash provided by operating activities was $2.4 billion and was driven by profitability, partially offset by working capital dynamics primarily attributable to growth in our AI-optimized server offerings.

Investing Activities — Investing activities primarily consist of cash used to fund capital expenditures for property, plant, and equipment inclusive of equipment under operating leases and equipment used to support our as-a-Service offerings, which we refer to collectively as assets in a customer contract. Additional activities may include capitalized software development costs, the maturities, sales, and purchases of investments, and acquisitions and divestitures. Cash used in investing activities was $0.7 billion during the first six months of Fiscal 2026 and consisted of cash used for capital expenditures, partially offset by cash proceeds from the sale of Secureworks. Cash used in investing activities was $1.0 billion during the first six months of Fiscal 2025 and was primarily used for capital expenditures.

Financing Activities — Financing activities primarily consist of the proceeds and repayments of debt and return of capital to our stockholders. Cash used by financing activities was $0.2 billion during the first six months of Fiscal 2026 and primarily consisted of repurchases of common stock, inclusive of payments to settle employee tax withholdings on stock-based compensation, and the payment of quarterly dividends, the effects of which were partially offset by net proceeds from the issuance of Senior Notes and DFS debt. Cash used in financing activities was $4.1 billion during the first six months of Fiscal 2025 and primarily consisted of repurchases of common stock, inclusive of payments to settle employee tax withholdings on stock-based compensation, net repayments on our Senior Notes and DFS debt, and the payment of quarterly dividends.

DFS Cash Flow Impacts — DFS offerings are initially funded through cash on hand at the time of origination, most of which is subsequently replaced with asset-backed financing. For offerings that qualify as sales-type leases, the initial funding of financing receivables is reflected as an impact to cash flows from operations and is largely subsequently offset by cash proceeds from financing. For offerings that qualify as operating leases, the initial funding is classified as a capital expenditure and reflected as cash flows used in investing activities. DFS new financing originations were $4.0 billion and $4.3 billion during the first six months of Fiscal 2026 and Fiscal 2025, respectively. As of August 1, 2025, we had $12.0 billion of total net financing receivables and $2.3 billion of equipment under operating leases, net.

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

Capital Commitments and Other Cash Requirements

Capital Expenditures — We spent $1.2 billion and $1.3 billion during the first six months of Fiscal 2026 and Fiscal 2025, respectively, on property, plant, and equipment and capitalized software development costs. Of total expenditures incurred, funding of assets in a customer contract totaled $0.7 billion during both the first six months of Fiscal 2026 and Fiscal 2025. Product demand, product mix, the use of contract manufacturers, and ongoing investments in operating and information technology infrastructure influence the level and prioritization of our capital expenditures.

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

During the first six months of Fiscal 2026, we repurchased approximately 30 million shares of Class C Common Stock for a total purchase price of approximately $2.9 billion. During the first six months of Fiscal 2025, we repurchased approximately 12 million shares of Class C Common Stock for a total purchase price of approximately $1.4 billion.

Dividend Payments — During the first six months of Fiscal 2026 and Fiscal 2025, the Company paid $0.8 billion and $0.7 billion in dividends and dividend equivalents at a rate of $0.525 and $0.445 per share per fiscal quarter, respectively.

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

As of August 1, 2025, we had purchase obligations of $7.2 billion, of which $5.4 billion is payable within twelve months.

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

Basis of Preparation of the Summarized Financial Information — The tables below are summarized financial information provided in conformity with Rule 13-01 of the SEC’s Regulation S-X. The summarized financial information of the Issuers and Guarantors (collectively, the “Obligor Group”) is presented on a combined basis, excluding intercompany balances and transactions between entities in the Obligor Group. The Obligor Group’s investment balances in subsidiaries of Dell Technologies Inc. that are not part of the Obligor Group (the “Non-Obligor Subsidiaries”) have been excluded. The Obligor Group’s amounts due from, amounts due to, and transactions with Non-Obligor Subsidiaries have been presented separately.

The following table presents summarized results of operations information for the Obligor Group for the period indicated:

Six Months Ended
August 1, 2025
(in millions)
Net revenue	$4,014
Gross margin	2,072
Operating income	494
Interest and other, net	(2,048)
Loss before income taxes	$(1,554)
Net loss attributable to Obligor Group (a)	$(1,126)
____________________
(a)Includes net loss from intercompany transactions with Non-Obligor Subsidiaries of $2,110 million, which primarily consists of interest expense, shared services, and the resale of solutions.

The following table presents summarized balance sheet information for the Obligor Group as of the dates indicated:

	August 1, 2025	January 31, 2025

	(in millions)
ASSETS
Current assets	$2,909	$3,132
Intercompany receivables	—	175
Total current assets	2,909	3,307
Goodwill and intangible assets	13,928	14,073
Other non-current assets	3,285	3,412
Total assets	$20,122	$20,792
LIABILITIES
Current liabilities	$5,944	$4,097
Intercompany payable	7	—
Total current liabilities	5,951	4,097
Long-term debt	17,309	15,824
Long-term intercompany loan payables	44,525	44,516
Other non-current liabilities	3,159	3,339
Total liabilities	$70,944	$67,776

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting us, see “Part II — Item 7A — Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025. Our exposure to market risks has not changed materially from that set forth in such Annual Report on Form 10-K.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 1, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of August 1, 2025, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Remediation of Previously Reported Material Weakness

As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025, management identified a material weakness in its internal control over financial reporting during the preparation of the Company’s financial statements for the fiscal year ended January 31, 2025, as the Company did not design and maintain effective controls over non-recurring credits from certain suppliers that related to cost of net revenue.

In response to the material weakness described above, the Company designed and implemented a control over non-recurring credits from certain suppliers. The Company has completed the testing of this control and has concluded the control is designed and operating effectively. As a result, management has concluded that the material weakness described above has been remediated as of August 1, 2025.

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

There were no other changes in our internal control over financial reporting during the fiscal quarter ended August 1, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities

The following table presents information with respect to our purchases of Class C Common Stock during the second quarter of Fiscal 2026:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

	(in millions, except per share amounts)
Repurchases from May 3, 2025 to May 30, 2025	3.4	$103.96	3.4	$9,475
Repurchases from May 31, 2025 to June 27, 2025	2.3	$114.48	2.3	$9,213
Repurchases from June 28, 2025 to August 1, 2025	2.3	$128.20	2.3	$8,911
Total	8.0		8.0

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

Sales of Unregistered Securities

During July 2025, the Company issued 240,141 shares of Class C Common Stock to stockholders upon the conversion of the same number of shares of our Class B Common Stock held by and at the election of such stockholders in accordance with our certificate of incorporation. The issuance of the Class C Common Stock in this transaction was made in reliance on the exemption from registration under the Securities Act of 1933 afforded by Section 3(a)(9) thereof. No commission or other remuneration was paid or given directly or indirectly for soliciting the exchange of these securities.

ITEM 5 — OTHER INFORMATION

Trading Arrangements

During the three months ended August 1, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, or to be effected under any non-Rule 10b5-1 trading arrangement.

ITEM 6 — EXHIBITS

Exhibit Number	Description
4.1†
Consent to the Extension of Registration Rights Under the Second Amended and Restated Registration Rights Agreement, dated June 10, 2025, among Dell Technologies Inc. and SL SPV-2 L.P., Silver Lake Partners IV, L.P., Silver Lake Technology Investors IV, L.P., Silver Lake Partners V DE (AIV), L.P., Silver Lake Technology Investors V, L.P.

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

DELL TECHNOLOGIES INC.

By:	/s/ RICHARD TROY SHARP
Richard Troy Sharp
Senior Vice President, Corporate Finance and Chief Accounting Officer
(On behalf of registrant and as principal accounting officer)

Date: September 8, 2025