Form 10-K
period 2026-01-30
Dell Technologies Inc.
filed 2026-03-16
CIK 1571996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	January 30, 2026
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of August 1, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of the registrant’s common stock held by non-affiliates was approximately $39.2 billion (based on the closing price of $127.32 per share of Class C Common Stock reported on the New York Stock Exchange on that date).
As of March 9, 2026, there were 645,748,451 shares of the registrant’s common stock outstanding, consisting of 318,358,135 outstanding shares of Class C Common Stock, 276,744,341 outstanding shares of Class A Common Stock, and 50,645,975 outstanding shares of Class B Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s proxy statement relating to its annual meeting of stockholders to be held in 2026. The proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “may,” “will,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “aim,” “seek,” and similar expressions as they relate to us or our management are intended to identify these forward-looking statements. All statements by us regarding our expected financial position, revenues, cash flows and other operating results, business strategy, legal proceedings, and similar matters are forward-looking statements. Our expectations expressed or implied in these forward-looking statements may turn out not to be correct. Our results could be materially different from our expectations because of various risks, including the risks discussed in “Part I — Item 1A — Risk Factors” and in our other periodic and current reports filed with the Securities and Exchange Commission (“SEC”). Any forward-looking statement speaks only as of the date as of which such statement is made, and, except as required by law, we undertake no obligation to update any forward-looking statement after the date as of which such statement was made, whether to reflect changes in circumstances or our expectations, the occurrence of unanticipated events, or otherwise.

DELL TECHNOLOGIES INC.

PART I — FINANCIAL INFORMATION

Unless the context indicates otherwise, references in this report to “we,” “us,” “our,” the “Company,” and “Dell Technologies” mean Dell Technologies Inc. and its consolidated subsidiaries.

Our fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. We refer to our fiscal years ended January 30, 2026, January 31, 2025, and February 2, 2024 as “Fiscal 2026,” “Fiscal 2025,” and “Fiscal 2024,” respectively. Fiscal 2026, Fiscal 2025, and Fiscal 2024 each included 52 weeks.

ITEM 1 — BUSINESS

Company Overview

Dell Technologies is a leader in the global technology industry focused on providing broad and innovative technology solutions for the data and artificial intelligence (“AI”) era. These solutions range from client devices and peripherals to infrastructure solutions across servers, networking, and storage to meet the evolving needs of our customers and drive better business outcomes. With our extensive portfolio and commitment to innovation, we design, deploy, and support secure, integrated solutions that extend from the edge to the core to the cloud. We deliver AI-optimized, software-defined, and cloud native infrastructure solutions across a broad partner ecosystem to help customers address evolving information technology (“IT”) needs, drive outcomes, and capture growth as customer spending priorities evolve.

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

We offer customers choice in how they acquire our solutions, including utility, subscription, as-a-Service, leases, loans, and immediate pay models. These options allow our customers to pay upfront or over time, providing them with operational and financial flexibility.

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

Infrastructure Solutions Group (“ISG”) — ISG enables our customers’ digital transformations with solutions that address AI, machine learning, data analytics, and multicloud environments. We provide a comprehensive portfolio of advanced infrastructure solutions designed to help customers simplify, streamline, and automate IT operations. ISG solutions are built for multicloud environments and are optimized to run workloads in both public and private clouds, as well as on-premises. ISG also offers software, peripherals, and services, including consulting, configuration, and support and deployment. Given the scale and growth of our AI-optimized servers business, effective in the fourth quarter of Fiscal 2026, we disaggregated our servers and networking offerings within revenue by major product category into AI-optimized servers offerings and traditional servers and networking offerings. As a result, our major product categories within ISG are our AI-optimized servers offerings, traditional servers and networking offerings, and storage offerings.

•AI-optimized servers — We offer a specialized portfolio of AI-optimized servers designed to handle the most demanding compute-intensive workloads, including AI model training, fine-tuning, and inferencing.

•Traditional servers and networking — Our traditional servers portfolio provides the trusted foundation for modern IT environments, supporting a wide range of general-purpose and mission-critical workloads. Our networking portfolio helps our business customers transform and modernize their infrastructure, complementing our storage and AI-optimized and traditional servers offerings.

•Storage — Our comprehensive storage portfolio includes modern and traditional storage solutions that span primary, unstructured, and data protection offerings that are delivered through multiple architectures, including all-flash, purpose-built, software-defined, and hyper-converged infrastructure platforms.

Approximately 65% of ISG revenue is generated by sales to customers in the Americas, with the remaining portion derived from sales to customers in the Europe, Middle East, and Africa region (“EMEA”) and the Asia-Pacific and Japan region (“APJ”).

Client Solutions Group (“CSG”) — CSG offers branded personal computers (“PCs”), including notebooks, desktops, and workstations and branded peripherals that include displays, docking stations, keyboards, mice, and webcam and audio devices, as well as third-party software and peripherals. Our CSG offerings are designed to optimize performance, reliability, manageability, design, and security for our customers and include on-device AI for greater end-user creativity and productivity. CSG also includes services offerings, such as configuration, support and deployment, and extended warranties. Our major product categories within CSG are our commercial offerings and consumer offerings.

•Commercial — Our commercial portfolio provides customers with solutions centered on flexibility to address their complex needs such as IT modernization, hybrid work transformation, and other critical areas.

•Consumer — Our consumer portfolio provides customers with solutions ranging from essential computing, connectivity, and productivity needs of the everyday user to powerful performance, processing, and end-user experiences in high-end consumer and gaming offerings.

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

•VMware Resale includes our sale of standalone VMware offerings. On November 22, 2023, VMware was acquired by Broadcom Inc. (“Broadcom”), and subsequently announced changes to its go-to-market approach for VMware offerings that impacted our commercial relationship with VMware. On March 25, 2024, we terminated our Commercial Framework Agreement with VMware, whereby we acted as a distributor of VMware standalone products and services. We no longer act as a distributor of such products and services, although we continue to support customers that have purchased resale offerings sold in prior periods.

We continue to integrate and embed certain VMware products and services with our VxRail solution for end-user customers. The results for this integrated offering are reflected within ISG. See Note 19 of the Notes to the Consolidated Financial Statements included in this report for more information regarding the impact of Broadcom’s acquisition of VMware.

•Secureworks is a global cybersecurity provider of technology-driven security solutions that enable organizations of varying size and complexity to prevent security breaches, detect malicious activity, respond rapidly when a security breach occurs, and identify emerging threats. On February 3, 2025, Secureworks was acquired by Sophos Inc., an affiliate of Thoma Bravo, L.P.

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

We offer our customers choices that include utility, subscription, as-a-Service, leases, loans and immediate pay models designed to match customers’ consumption and financing preferences. We believe these options provide operational and financial flexibility and strengthen our customer relationships. Additionally, these offerings typically result in multiyear agreements which generate recurring revenue streams over the term of the arrangement. We expect that these offerings will provide a foundation for growth in recurring revenue. We define recurring revenue as revenue recognized that is primarily related to hardware and software maintenance as well as operating leases, subscription, as-a-Service, and usage-based offerings.

To support financing solutions and services as part of the portfolio, Dell Financial Services and its affiliates (“DFS”) originate, collect, and service customer receivables primarily related to the purchase or use of our product, software, and services offerings. DFS funded $11.9 billion of originations in Fiscal 2026 and as of January 30, 2026 maintains a $14.3 billion global portfolio of financing receivables with a strong credit quality. The results of these operations are allocated to our segments based on the underlying product or service financed and may be impacted by, among other factors, changes in the interest rate environment and the translation of those changes to pricing. For additional information about our financing arrangements, see Note 5 of the Notes to the Consolidated Financial Statements included in this report.

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

We manage our R&D expenses by concentrating on solutions that we believe are most valuable to our customers and by leveraging the capabilities of our strategic partnerships. We have a global R&D presence, with total R&D expenses of $3.1 billion for both Fiscal 2026 and Fiscal 2025 and $2.8 billion for Fiscal 2024. These investments reflect our commitment to innovation that aims to create the right solutions to help our customers build their digital future and transform their businesses.

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

We held strategic investments in non-marketable securities of $1.6 billion and $1.5 billion as of January 30, 2026 and January 31, 2025, respectively. See Note 4 of the Notes to the Consolidated Financial Statements included in this report for additional information.

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

Our order fulfillment, manufacturing, and test facilities are also certified to the ISO 9001 International Standard for quality management systems, the ISO 14001 International Standard for environmental management systems, the ISO 45001 International Standard for health and safety management systems, and the ISO 50001 International Standard for energy management systems. These internationally-recognized endorsements of ongoing quality, environmental, health and safety, and energy management are among the highest levels of certifications available. We also have implemented programs and methodologies to ensure that the quality of our designs, manufacturing, test processes, and supplier relationships are continually improved. Additionally, we maintain a Supplier Code of Conduct and actively manage recycling processes for our returned products.

We purchase materials, supplies, product components, and products from a large number of qualified suppliers. In some cases, where multiple sources of supply are not available, we rely on a single source or a limited number of sources of supply if we believe it is advantageous to do so because of performance, quality, support, delivery, capacity, or price considerations. We believe that any disruption that may occur because of our dependence on single- or limited-source vendors would not disproportionately disadvantage us relative to our competitors. See “Item 1A — Risk Factors — Risks Relating to Our Business and Our Industry — Our use of single-source or limited-source suppliers may adversely affect the availability or timely delivery of some critical products or components” for information about the risks associated with Dell Technologies’ use of single- or limited-source suppliers.

Product Backlog

Product backlog represents the value of unfulfilled manufacturing orders and is included as a component of remaining performance obligations to the extent we determine that the manufacturing orders are non-cancelable. Our world-class supply chain operates at significant scale and provides us with the ability to remain agile in a variety of environments. While our supply chain operated efficiently at standard lead times, during both Fiscal 2025 and Fiscal 2026, increasing demand for our AI-optimized servers offerings continued to drive backlog growth. Given the scale of the AI opportunities, the varying stages of customer readiness, and the frequency of component part updates or transitions, there is inherent non-linearity in the timing of demand and subsequent shipments for our AI-optimized servers offerings. Additionally, during Fiscal 2026, demand for our traditional servers and networking offerings outpaced supply, resulting in incremental backlog growth as we exited the year.

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

Competition

We operate in an industry in which there are rapid technological advances in hardware, software, and services offerings, including AI, cloud, and security-related offerings. We face ongoing product and price competition in all areas of our business from both branded and generic competitors, including companies that specialize in one or more of our product or service lines. Our competitive advantages — including our end-to-end solutions portfolio, go-to-market capabilities, supply chain, and global services — enable us to compete by providing customers competitive, scalable, and integrated solutions that provide the most current and desired product and services features at a competitive price. We closely monitor market pricing, including the effect of foreign exchange rate movements, in an effort to provide the best value for our customers. We also closely monitor changing demand to keep pace with the demands of current and prospective customers. We believe that our strong relationships with our customers, channel partners, and suppliers allow us to respond quickly to changing customer needs and other macroeconomic factors.

We also face competition from non-traditional IT companies, including large Infrastructure-as-a-Service providers, that often buy their infrastructure directly from original design manufacturers. Competitive pressures could increase if customers choose to move existing workloads to these providers.

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

Sales and Marketing

Our sales and marketing efforts are organized around our customers. Our global sales and marketing team has created a go-to-market model that is collaborative and customer-focused. We generally organize our go-to-market operations with a focus on geographic and customer segments that encompass large global and national enterprises, governmental agencies and other public institutions, educational institutions, healthcare organizations, small and medium-sized businesses, and consumers.

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

In addition to our direct sales channel, we use our network of channel partners to sell our products and services, enabling us to efficiently reach and serve a greater number of customers. The Dell Technologies partner program provides partners with appropriate incentives to encourage sales generation. We also facilitate access to third-party financing to help our channel partners manage their working capital. We believe that building long-term relationships with our channel partners enhances our ability to deliver a high-quality customer experience. During Fiscal 2026, our other sales channels generated approximately 40% of our net revenue.

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

Patents, Trademarks, and Licenses

As of January 30, 2026, we held a worldwide portfolio of 25,859 granted patents and 8,189 pending patent applications. We continue to obtain new patents through our ongoing research and development activities. The inventions claimed in our patents and patent applications cover aspects of our current and possible future offerings, computer systems, software products, manufacturing processes, and related technologies. We also hold licenses to use numerous third-party patents. Although we use our patented inventions and license some of them to others, we are not substantially dependent on any single patent or group of related patents. Our product and process patents may establish barriers to entry, and we anticipate that our worldwide patent portfolio will continue to be of value in negotiating intellectual property rights with others in the industry.

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

Our operations are subject to a variety of environmental, performance, and safety regulations in all aspects of our operations. Product design and procurement operations must comply with requirements relating to materials composition, sourcing, radiated emissions, energy efficiency and collection, recycling, treatment, transportation, and disposal of electronics products, including restrictions on mercury, lead, cadmium, lithium metal, lithium ion, and other substances. Our operations may also become subject to new or emergent standards relating to climate change laws and regulations. The amount and timing of costs under environmental and safety laws are difficult to predict. We were not assessed any material environmental fines, nor did we have any material environmental remediation or other environmental costs, during Fiscal 2026.

We and our subsidiaries are subject to various anti-corruption laws that prohibit improper payments or offers of payments to foreign governments and their officials for the purpose of obtaining or retaining business, and are also subject to export controls, customs regulations, economic sanctions laws, and embargoes imposed by the U.S. government. Violations of the U.S. Foreign Corrupt Practices Act or other anti-corruption laws or export controls, customs regulations, or economic sanctions laws may result in severe criminal or civil sanctions and penalties.

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

Corporate Impact Activities

At Dell Technologies, we are committed to driving human progress by putting our technology and expertise to work where we believe it can do the most good for both people and the planet. Our commitments span the environment, our own workforce, and all of the people in our value chain. We recognize that all of our stakeholders — shareholders, customers, suppliers, employees, and communities — are essential to our business.

Environment

We embed circularity principles throughout our value chain. By integrating sustainable practices with suppliers, customers, and other stakeholders, we advance a circular economy that improves resource efficiency and environmental benefits, reinforcing our commitment to sustainability.

We are committed to understanding the impact our business has on the environment. We are taking action to mitigate climate-related risks, and we offer innovative products and solutions to customers to help them reduce their emissions, reach their reduction targets and operate more efficiently. We are actively addressing climate-related risks by managing greenhouse gas emissions across our operations, supply chain, and product lifecycle.

Human Capital Management

We are a talented team with unique perspectives united in our purpose, strategy, and culture. Our goal is to ensure that all employees feel valued, engaged, and inspired to do their best work. We aim to attract, develop, and retain a top-talent workforce through our inclusive culture, training and development offerings, and competitive and comprehensive benefits that include health and wellness resources. We believe the success of our commitment is demonstrated through our consistent market recognition as a best-in-class employer.

As of January 30, 2026, we had approximately 97,000 employees. Throughout Fiscal 2026, we remained committed to disciplined cost management in coordination with our ongoing business modernization initiatives and continued to take certain measures to reduce costs, including employee reorganizations, limitation of external hiring, and other actions to align our investments with our announced strategic and customer priorities. These actions resulted in a continued reduction in our overall headcount. Despite these difficult decisions, we continue focused efforts to empower our employees and attract, develop, and retain talent.

We seek to support our culture in the following key focus areas:

Equal Employment Opportunity — We are committed to equal employment opportunity and maintaining an inclusive culture that gives all Dell Technologies employees an opportunity to thrive and succeed.

Achievement Through Learning, Development, and Competitive Compensation and Rewards — We provide competitive compensation aligned with consistent practices to attract, retain, and motivate top talent and to recognize the critical skills essential to our success. Our programs reward performance as well as the behaviors and capabilities that enable it. Through transparent, data-informed approaches, we build trust and align compensation with the priorities of our people and our business.

We provide centralized programs to support employees’ career growth and development. We offer formal training options, individualized development programs, tools for 360-degree feedback, mentoring, networking, stretch assignments, and growth opportunities. Our tools and resources are designed to empower and inspire employees to direct their own career paths and build a portfolio of transferable skills for success in the technology industry. Our career development supports employee growth by providing personalized development suggestions, such as mentorship and internal opportunities, that align with their skills and development goals. We are committed to building a leadership pipeline with a broad spectrum of skills, including the ability to act with integrity and inspire others.

Balance and Wellness — We offer our employees comprehensive benefits programs designed to support their physical, mental, emotional, and financial well-being while reinforcing a healthy work-life balance. While a number of our programs are global, many benefits align with local requirements and market relevancy. All enable an elevated health and wellness experience and include virtual live and on-demand educational sessions, counseling and support services, fitness and wellness challenges, voluntary progress tracking, and other incentives.

Connection and Engagement — We believe employee feedback is an important part of our culture and a key strategy to foster connection and engagement. For example, through our annual Tell Dell survey, employees can confidentially voice their perceptions of our company, strategy, leadership, and culture so we can continue to improve the employee experience. We promote further employee connection and engagement through a variety of initiatives, including, among others, our broader team member listening strategy and our Employee Resource Groups. We have 13 unique Employee Resource Groups, which are open to all team members, that foster connection, engagement, and community involvement.

Supply Chain Resources

We manage our responsible business practices in one of the world’s largest supply chains, which involves hundreds of thousands of people around the world. Driving responsible manufacturing through robust assurance practices, including human rights due diligence and environmental stewardship, is fundamental to achieving our purpose of creating technologies that drive human progress, as well as building trust, driving innovation, and operating responsibly.

Dell Technologies works to ensure that we and our suppliers manufacture our products responsibly. We seek to monitor factories’ adherence to the Responsible Business Alliance (“RBA”) Code of Conduct using third-party audits. Our specialists work closely with suppliers to help identify the root causes of any concerns identified during audits and drive improvement. To proactively address risks, we provide resources to suppliers for skills building in areas such as forced labor and health and safety. By systematically assessing risks and adverse impacts, engaging directly with suppliers, and building workers’ capabilities in our supply chain, we strive for accountability, transparency, and continuous improvement for ourselves and our business partners.

Information about our supply chain sustainability progress is available on our website.

Human Rights

At Dell Technologies, upholding and advancing respect for the fundamental human rights of all people is core to our business strategy, purpose, and commitment to drive human progress and create a positive and lasting societal impact. Our policies and practices are guided by the United Nations’ Guiding Principles on Business and Human Rights and the Organisation for Economic Co-operation and Development’s Guidelines for Multinational Enterprises on Responsible Business Conduct. We endeavor to ensure that we are not complicit in human rights violations, and we hold our suppliers and other business partners to this same standard. We believe in winning with integrity, and we use training and technology to assist our team members in applying the principles of integrity and compliance as part of everyday business transactions, activities, and decisions.

Corporate Information

We are a holding company that conducts our operations through subsidiaries.

The mailing address of our principal executive offices is One Dell Way, Round Rock, Texas 78682. Our telephone number is 1-800-289-3355.

Our website address is www.dell.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information on, or accessible through, our website referred to above or any other website we refer to in this report is not part of, and is not incorporated by reference into, this report.

Information about our Executive Officers
The following table sets forth, as of March 9, 2026, information about our executive officers, who are appointed by our Board of Directors.

Name	Age	Position
Michael S. Dell	61	Chief Executive Officer and Chairman
Jeffrey W. Clarke	63	Vice Chairman and Chief Operating Officer
David Kennedy	49	Chief Financial Officer
Richard J. Rothberg	62	General Counsel
Jennifer D. Saavedra, Ph.D.	56	Chief Human Resources Officer
William F. Scannell	63	President and Chief Customer Officer
Geraldine Tunnell	50	Chief Marketing Officer
Peter Trizzino	53	President, Global Sales

Michael S. Dell — Mr. Dell serves as Chairman of the Board and Chief Executive Officer of Dell Technologies. Mr. Dell served as Chief Executive Officer of Dell Inc. (“Dell”), a wholly-owned subsidiary of Dell Technologies, from 1984 until July 2004 and resumed that role in January 2007. In 1998, Mr. Dell formed MSD Capital, L.P., now DFO Management, LLC, a private investment firm, that exclusively manages the capital for the Dell family. In 1999, he established his family foundation, the Michael & Susan Dell Foundation, with the mission of building pathways that change lives throughout the world. Mr. Dell is an honorary member of the Foundation Board of the World Economic Forum and is an executive committee member of the International Business Council. He serves as a member of the Technology CEO Council and is a member of the Business Roundtable. He also serves on the advisory board of Tsinghua University’s School of Economics and Management in Beijing, China, and on the governing board of the Indian School of Business in Hyderabad, India. Mr. Dell is chairman of the BDT & MSD Advisory Board. In June 2014, Mr. Dell was named the United Nations Foundation’s first Global Advocate for Entrepreneurship. Mr. Dell served as Non-Executive Chairman of SecureWorks Corp., formerly a public majority-owned subsidiary of Dell Technologies and a global provider of intelligence-driven information security solutions, from December 2015 until it was acquired by Sophos Inc. in February 2025 and as Chairman of the Board of Directors of VMware, Inc., a cloud infrastructure and digital workspace technology company that was formerly a public majority-owned subsidiary of Dell Technologies, from September 2016 until it was acquired by Broadcom Inc. in November 2023.

Jeffrey W. Clarke — Mr. Clarke serves as Vice Chairman and Chief Operating Officer of Dell Technologies, responsible for running day-to-day business operations, shaping Dell Technologies’ strategic agenda, and setting priorities across the Dell Technologies executive leadership team. Mr. Clarke directs the Infrastructure Solutions Group and the Client Solutions Group and manages Global Operations, including manufacturing, procurement, and supply chain. He is also responsible for setting the long-term strategy and leads planning for emerging technology areas such as Cloud, Edge, Telecom, and as-a-Service. Mr. Clarke served as Chief Operating Officer from December 2019 to August 2021 before resuming that role in August 2023 and as Co-Chief Operating Officer from August 2021 until August 2023, and has served as Vice Chairman since September 2017, before which he served as Vice Chairman and President, Operations and Client Solutions with Dell Technologies and, previously, Dell, since January 2009. From January 2003 until January 2009, Mr. Clarke served as Senior Vice President, Business Product Group. From November 2001 to January 2003, Mr. Clarke served as Vice President and General Manager, Relationship Product Group. In 1995, Mr. Clarke became the director of desktop development. Mr. Clarke joined Dell in 1987 as a quality engineer and has served in a variety of other engineering and management roles. Before joining Dell, Mr. Clarke served as a reliability and product engineer at Motorola, Inc, a global technology company.

David Kennedy — Mr. Kennedy serves as Chief Financial Officer of Dell Technologies. In this role, in which he has served since September 2025, Mr. Kennedy oversees all aspects of Dell Technologies’ finance organization, including accounting, financial planning and analysis, tax, treasury and investor relations, as well as corporate development, global business operations and Dell Financial Services. He also partners closely with the offices of the CEO and COO on Dell Technologies’ long-term strategy to create value for Dell Technologies’ stakeholders. Mr. Kennedy served as Senior Vice President, Global Business Operations, Finance from February 2023 to September 2025 and, prior to that service, as Senior Vice President and Chief Operating Officer for Global Sales from February 2020 to February 2023, and as Senior Vice President and Chief Financial Officer of Dell Technologies’ Client Solutions Group from April 2017 to February 2020. He joined Dell in 1998 and has served in various leadership roles spanning key areas.

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

Jennifer D. Saavedra, Ph.D. — Dr. Saavedra is Dell Technologies' Chief Human Resources Officer. In this role, Dr. Saavedra leads Dell’s Global Human Resources and Facilities function and accelerates the performance and growth of Dell Technologies through its culture and its people. Dr. Saavedra previously served as Dell Technologies’ Senior Vice President, Human Resources – Sales from December 2019 to March 2021 and as its Senior Vice President, Human Resources – Talent and Culture from November 2017 to December 2019. Dr. Saavedra joined Dell in 2005 and has served in many key leadership roles throughout the Human Resources organization, including talent development and culture, business partner, strategy, and learning and development. Before joining Dell in 2005, Dr. Saavedra served as a Human Resources consultant to private and public companies.

William F. Scannell — Mr. Scannell serves as President and Chief Customer Officer at Dell Technologies. In this role, which he has held since January 2026, Mr. Scannell engages with customers and partners around the world. He brings extensive experience to guide customer strategy, advance high-value initiatives and deliver meaningful value. Mr. Scannell previously served as President, Global Sales and Customer Operations from February 2020 to January 2026, where he was responsible for go-to-market strategy and driving global growth by delivering Dell Technologies’ solutions to organizations in established and new markets globally. Mr. Scannell previously served as President, Global Enterprise Sales and Customer Operations for Dell Technologies from September 2017 to January 2020, leading the sales teams to deliver innovative and practical technology solutions to large enterprises and public institutions worldwide. Prior to joining Dell Technologies, Mr. Scannell served as President, Global Sales and Customer Operations at EMC Corporation (“EMC”), a global technology company, until EMC was acquired by Dell Technologies in September 2016. In this role, to which he was appointed in July 2012 after overseeing customer operations in the Americas and EMEA, Mr. Scannell focused on driving coordination and teamwork among EMC’s business unit sales forces, as well as building and maintaining relationships with EMC’s largest global accounts, global alliance partners, and global channel partners. Mr. Scannell began his career as an EMC sales representative in 1986, becoming country manager of Canada in 1988. Shortly thereafter, his responsibilities expanded to include the United States and Latin America. In 1999, Mr. Scannell moved to London to oversee EMC’s business across all of Europe, Middle East, and Africa. He then managed worldwide sales in 2001 and 2002 before being appointed Executive Vice President in 2007. Mr. Scannell serves on the board of directors of Snowflake Inc., a company that provides a cloud-based data platform, and on the advisory board of IonQ, Inc., a quantum computing company.

Geraldine Tunnell — Ms. Tunnell serves as the Chief Marketing Officer for Dell Technologies. In this role, which she has held since March 2024, she is directly responsible for the global marketing organization strategy and all aspects of Dell Technologies’ marketing efforts, which include brand, creative, online and media, demand intelligence, product and field marketing, and corporate communications. Since joining Dell in 2005, Ms. Tunnell has been instrumental in driving transformation and customer-focused strategies across all of Dell Technologies’ businesses and product lines in various marketing capacities. Ms. Tunnell previously served as Senior Vice President of Global Field and Partner Marketing from 2018 to March 2024. Prior to joining Dell, Ms. Tunnell was a management consultant at CapGemini Ernst & Young, a multinational IT services and consulting company, and worked in Silicon Valley at a start-up enterprise focused on supply chain management.

Peter Trizzino — Mr. Trizzino serves as President, Global Sales at Dell Technologies. In this role, which he has held since January 2026, he oversees Sales, Presales, and Dell’s global partner ecosystem to drive revenue growth and customer outcomes worldwide. Mr. Trizzino previously served as President of Global Sales Modernization & GTM from August 2025 to January 2026, where he championed new ways of working across Dell’s sales organization by simplifying, standardizing and automating end-to-end sales motions to increase speed and customer engagement. He also served as President, NA Sales, from February 2023 to August 2025, as President, DT Select from February 2021 to January 2023, and as Senior Vice President, DT Select from June 2020 to January 2021. Mr. Trizzino joined EMC in 2000, where he held various positions, including sales and leadership roles. Before joining Dell, he began his career at Xerox Corporation, a workplace technology company.

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

As a global company with customers operating in a broad range of businesses and industries, our performance is affected by global and regional economic conditions and the demand for technology products and services in international markets. Adverse economic conditions may negatively affect customer demand, and could result in postponed or decreased spending amid customer concerns over elevated inflation and interest rates or slowing demand for our products, reduced asset values, volatile energy costs, the availability and cost of credit, and the stability of financial institutions, financial markets, businesses, local and state governments, and sovereign nations.

Factors contributing to weak or unstable global or regional economic conditions, including those attributable to geopolitical volatility associated with terrorism, military conflicts (including the Iran conflict), and other events, extreme weather (such as wildfires or flooding), international trade protection measures and disputes, or public health issues, also could harm our business by contributing to product shortages or delays, supply chain disruptions, insolvency of key suppliers, customers and counterparties, increased product costs and associated price increases, reduced global sales, and other adverse effects on our operations. Such effects in the past have had, and in future periods could have, a negative impact on our net revenue and profitability.

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

We operate in an industry in which there are rapid technological advances in hardware, software, and services offerings, including AI, cloud, and security-related offerings. Our ability to respond to such advances and to develop new or improved offerings is critical to our continued success. We face aggressive competition from a variety of competitors in all areas of our business, including companies that specialize in one or more of our product or service lines. Our competitors may provide offerings that are less costly, perform better, or include additional features. Further, our offering portfolios may quickly become outdated or our market share may rapidly erode. Our efforts to balance the mix of products and services to optimize profitability, liquidity, and growth may put pressure on our industry position. If we do not successfully adapt to industry developments and changing demand, and evolve our business to keep pace with the demands of current and prospective customers, we may be unable to develop and maintain a competitive advantage, which would adversely affect our unit share position, revenue, and profitability.

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

We obtain many products and all of our components from third-party vendors, many of which are located outside of the United States. In addition, significant portions of our products are assembled by contract manufacturers, primarily in locations in Asia. A significant concentration of such outsourced manufacturing is performed by only a few contract manufacturers, often in single locations. We sell components to these contract manufacturers and generate large non-trade accounts receivables, an arrangement that would present a risk of uncollectibility if the financial condition of a contract manufacturer should deteriorate.

We may experience additional supply shortages and price increases caused by changes to raw material availability, increased demand, manufacturing capacity, labor shortages, public health issues, tariffs, trade disputes and protectionist measures, extreme weather events or effects of climate change, and significant changes in the financial condition of our suppliers. Because we generally maintain minimal levels of component and product inventories, a disruption in component or product availability could harm our ability to fill customer orders on a timely basis and at an acceptable price. The impact of supply constraints on our operations may be more acute during periods of rapid growth in demand for new products and services, such as the current demand for AI-optimized solutions. We may receive defective parts and products from vendors, which could require the replacement of such parts and products and expose us to reputational harm.

Our profitability is affected by our ability to achieve favorable pricing from vendors and contract manufacturers, including through negotiations for vendor rebates, marketing funds, and other vendor funding received in the normal course of business. Because these supplier negotiations are continual and reflect the evolving competitive environment, the variability in timing and amount of incremental vendor discounts and rebates affects our profitability. The vendor programs change periodically, and changes in our business may result in increased reliance on vendors with less favorable pricing terms, potentially resulting in adverse profitability trends if we cannot adjust pricing or variable costs. An inability to establish a cost and product advantage, or determine alternative means to deliver value to customers, may adversely affect our revenue and profitability.

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

While we expect the buyer base for our AI solutions to continue to expand, to date our AI solutions have been purchased primarily by a small number of larger customers and cloud service providers. If we are not successful in continuing to expand sales to a broader base of customers, our ability to maintain growth in this area may be limited. Sales of AI to large customers may also cause fluctuations in our results of operations, as such large orders may occur in some periods and not others and are generally subject to intense competition and pricing pressure, which can have an impact on our gross margins and results of operations. Larger orders may also require greater commitments of working capital, such as for purchases of key components, which could adversely affect our cash flow and expose us to the risk of holding excess and obsolete inventory due to delays or cancellations. These transactions may also involve larger amounts of credit or longer payment terms than have been typical for our business, increasing our risks in the event customers do not pay or make timely payment, particularly where our payment terms with major suppliers of underlying components differ from the payment terms of our customers. In addition, the accelerated rate of innovation of components from our suppliers may result in higher defects or failure of our offerings to perform, which could cause us to incur increased warranty costs, inventory provisions or impairments and could impact future sales.

Risks associated with management of our AI solutions and use of AI in our internal functions and operations could result in reputational harm, legal liability, and other adverse effects on our business.

The use of AI in our products, services, and internal processes presents ethical and legal risks to our business, financial condition, and results of operations. If our use of AI becomes controversial, we may experience loss of user trust, as well as brand or reputational harm, competitive injury, or legal liability. The use of AI technologies also could expose us to an increased risk of cybersecurity threats and incidents and claims or other adverse effects from infringements or violations of intellectual property rights, including claims related to AI technologies considered to have similarities to other AI technologies. Our use of such technologies could increase the risk of exposure of our or other parties’ proprietary confidential information, or other confidential or sensitive information, to unauthorized recipients, including inadvertent disclosure of confidential or sensitive information into publicly available third-party training data, and may affect our ability to realize the benefit of, or adequately maintain, protect and enforce, our intellectual property or confidential information. Such risks related to the use of AI could, whether directly or indirectly, harm our results of operations, competitive position, and business.

AI is the subject of evolving review by various domestic and international governmental and regulatory agencies, and laws, rules, directives and regulations governing the use of AI are rapidly proliferating and evolving. We may not always be able to anticipate how to respond to these legal frameworks for AI use and we may have to expend resources to adjust or audit our products, services, and internal use in certain jurisdictions, especially if the legal frameworks are not consistent across jurisdictions. In particular, use of personal data in foundational models and intellectual property ownership and license rights, including copyright, of generative and other AI output, have not been fully interpreted by courts or regulations. Any failure or perceived failure by us to comply with laws, rules, directives, and regulations governing the use of AI could have an adverse impact on our business, including by impairing our ability to claim intellectual property ownership and license rights on content or source code that we create using AI.

Failure to deliver high-quality products, software, and services, or to manage solutions and product and services transitions in an effective manner, could reduce demand and negatively affect the profitability of our operations.

We must identify and address quality issues associated with our products, software, and services, many of which include third-party components. Although quality testing is performed regularly to detect quality problems and implement required solutions, failure to identify and correct significant product quality issues before the sale or shipment of such products to customers could result in lower sales, increased warranty or replacement expenses, and reduced customer confidence, which could harm our operating results.

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

We continue to make significant changes to modernize the way we work and make decisions, improve business outcomes and the customer experience, and reduce costs by leveraging new technology and optimizing business processes. We are pursuing disciplined cost management in coordination with our ongoing business modernization initiatives and will continue to take certain measures to reduce costs, including employee reorganizations, limitation of external hiring, and other actions to align our investments with our strategic priorities and customer needs. As a result of these actions, we may experience a loss of continuity, loss of accumulated knowledge, diminished employee productivity, disruptions to our operations, and operational inefficiencies during transitional periods. These actions could also negatively impact employee retention. We may experience delays or unanticipated costs in implementing our cost efficiency plans, which could prevent the timely or full achievement of expected cost efficiencies and adversely affect our competitive position and results of operations.

Security incidents, including cyber-attacks, could disrupt our operations and result in the compromise of networks, systems, and assets, and the breach or loss of proprietary, personal, or confidential information of our company or of our workforce, customers, partners, or third parties.

We routinely receive, collect, manage, store, transmit, and process large amounts of proprietary information and confidential data, including personally identifiable and other sensitive information, relating to our operations, products, partners, vendors, and customers. We face numerous sophisticated and evolving cyber threats of significant scale, volume, severity, and complexity, including threats specifically designed for or directly targeted at us, making it increasingly difficult to defend against security incidents successfully or to implement adequate preventative measures.

Our cybersecurity program may not always successfully manage or mitigate the effects of these risks. Future cyber-attacks or incidents, such as some of those we have experienced in the past, could persist undetected in our environments for a period of time. Despite our cybersecurity governance and investment in controls and security measures, threat actors, including nation states and state-sponsored organizations, pose a significant risk of penetrating or bypassing our security defenses, including by utilizing insider threat tactics, deploying AI tools against our defenses, breaching our information technology systems, and misappropriating or compromising confidential and proprietary information of our company, partners, vendors, or customers, causing system disruptions and shutdowns, introducing ransomware, malware, or vulnerabilities into our products, systems, and networks or those of our customers, partners or vendors, or accessing systems and networks of our customers, partners or vendors through connectivity to or credentials taken from our network. In some cases, these incidents, which are common in our industry for companies of our size, have resulted in successful attacks on our IT environments.

We are targeted by criminal and other threat actors that conduct cyber-attacks of our systems and networks on an ongoing basis. We have experienced cyber-attacks that leveraged compromised credentials of our partners, vendors, employees, and customers to gain unauthorized access to Dell Technologies, partner, and vendor systems and confidential information, including information about our customers, employees, and partners. These incidents have caused, and may in the future cause, disruption to parts of our business operations, and to the environments and operations of our partners, vendors, and customers, and such incidents could result in regulatory, investigative, recovery, remediation, contractual, and litigation expenses. We anticipate that our systems, networks, and employees will continue to be targeted by criminal and other threat actors with increasing frequency and potential harm. We expect attacks by nation state actors and their agents to intensify during periods of geopolitical conflict. We also expect threat tactics leveraging AI to increase as AI technology availability and capability expand.

The costs to address cybersecurity risks, both before and after a security incident, could be significant, regardless of whether incidents result from an attack on us directly, on customers we service, or on partners or third-party vendors upon which we rely. The costs associated with cybersecurity tools and infrastructure and competition for scarce cybersecurity and IT resources have at times limited, and in the future may limit, our ability to identify, eliminate, or remediate cybersecurity or other security vulnerabilities or problems or enact changes to minimize the attack surface of our network.

In addition, our customers, partners, and vendors continue to experience security incidents of varying severity and attack methods. These parties may possess or transmit our proprietary information and confidential data, including personal data, credentials, tokens, access keys, and other sensitive information, which may be exfiltrated if they are affected by a security incident. Targeted cyber-attacks or those that result from a security incident directed at a partner or third-party vendor create a risk of compromise to our internal systems, products, services, and offerings, as well as the systems of our customers, which could result in interruptions, delays, or cessation of service that could disrupt business operations for us, our partners and vendors, and our customers. Our proactive measures and remediation efforts may not always be successful or timely. In addition, compromises of our security measures, including through the use and the unapproved dissemination of proprietary information or sensitive or confidential data about us, our customers, partners or other third parties, could impair our intellectual property rights and expose us, our customers, partners, or such other third parties to a risk of loss or misuse of such information or data. Any such incidents could subject us to government investigations and regulatory enforcement actions, litigation, potential liability, and damage to our brand and reputation, or otherwise harm our business and operations.

Hardware, software, and applications that we produce or procure from third parties may contain defects in design or manufacture or other deficiencies, including security vulnerabilities that could interfere with the operation or security of our products, services, and offerings. In the event of a security vulnerability or other flaws in third-party components or software code, we may have to rely on multiple third parties to mitigate vulnerabilities. The mitigation techniques they deploy may be ineffective or result in adverse performance, system instability, or data loss, and may not always be available, or available on a timely basis. Further, our use of AI technologies, including generative and agentic AI, may make us susceptible to unanticipated security threats from adversaries as we incorporate such technologies into our internal systems, customer-facing services and products, while our understanding of AI-related security risks and protection methods continue to develop.

Any actual or perceived security vulnerabilities in our products or services, or those of third-party products we sell or in the open-source software or AI models we utilize, could lead to loss of existing or potential customers, and may impede our sales, manufacturing, distribution, outsourcing services, information technology solutions, and other critical functions and offerings. Failure to comply with internal security policies and standards, including secure development lifecycle practices, or to prevent or promptly mitigate security vulnerabilities in our products and offerings may adversely affect our brand and reputation, impact our ability to sell products in certain jurisdictions, and subject us to government investigations, regulatory enforcement actions, litigation, and potential liability resulting from our inability to fulfill our contractual obligations to our customers and partners.

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

Sales outside the United States accounted for approximately 45% of our consolidated net revenue for Fiscal 2026. Our future growth rates and success are substantially dependent on the continued growth of our business outside of the United States. Our international operations face many risks and uncertainties, including varied local economic and labor conditions; political instability; public health issues; changes in the U.S. and international regulatory environments; the impacts of trade protection measures, including increases in tariffs and trade barriers, and other changes in international trade arrangements that could adversely affect our ability to conduct business in non-U.S. markets; changes in tax laws; potential theft or other compromise, and limited or unfavorable protection, of our technology, data, or intellectual property; copyright levies; and volatility in foreign currency exchange rates. We could incur additional operating costs, or sustain supply chain disruptions, due to any such changes. Any of these factors could negatively affect our international business results and growth prospects.

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

We have numerous arrangements with financial institutions that include cash and investment deposits, interest rate swap contracts, foreign currency option contracts, and forward contracts. As a result, we are subject to the risk that the counterparty to one or more of these arrangements will default, either voluntarily or involuntarily, on its performance under the terms of the arrangement. In times of market distress, a counterparty may default rapidly and without notice, and we may be unable to take action to cover our exposure, either because of lack of contractual ability to do so or because market conditions make it difficult to take effective action. If one of our counterparties becomes insolvent or files for bankruptcy, our ability to eventually recover any losses suffered as a result of that counterparty’s default may be limited by the impaired liquidity of the counterparty or the applicable legal regime governing the bankruptcy proceeding. In the event of such a default, we could incur significant losses, which could harm our business and adversely affect our results of operations and financial condition.

If the value of our goodwill or intangible assets is materially impaired, our results of operations and financial condition could be materially and adversely affected.

As of January 30, 2026, our goodwill and intangible assets, net had a combined carrying value of $24.1 billion, representing approximately 24% of our total consolidated assets. We periodically evaluate goodwill and intangible assets, net to determine whether all or a portion of their carrying values may be impaired, in which case an impairment charge may be necessary. The value of goodwill may be materially and adversely affected if businesses that we acquire perform in a manner that is inconsistent with our assumptions at the time of acquisition. In addition, from time to time we divest businesses, and any such divestiture could result in significant asset impairment and disposition charges, including those related to goodwill and intangible assets, net. Any future evaluations resulting in an impairment of goodwill or intangible assets, net could materially and adversely affect our results of operations and financial condition in the period in which the impairment is recognized.

Our performance and business could suffer if our contracts for ISG services and solutions fail to produce revenue at expected levels due to exercise of customer rights under the contracts, inaccurate estimation of costs, or customer defaults in payment.

We offer our ISG customers a range of consumption models for our services and solutions, including utility, subscription, as-a-Service, leases, loans, and immediate pay models, designed to match customers’ consumption preferences. These solutions generally are multiyear agreements that typically result in recurring revenue streams over the term of the arrangement. Our financial results and growth depend, in part, on customers continuing to purchase our services and solutions over the contract life on the agreed terms. The contracts allow customers to take actions that may adversely affect our recurring revenue and profitability. These actions may include terminating a contract if our performance does not meet specified services levels, requesting rate reductions, reducing the use of our services and solutions or terminating a contract early upon payment of agreed fees. In addition, we estimate the costs of delivering the services and solutions at the outset of the contract. If we fail to estimate such costs accurately and actual costs significantly exceed estimates, we may incur losses on the contracts. We also are subject to the risk of loss under the contracts as a result of a default, voluntarily or involuntarily, in payment by the customer, whether because of financial weakness or other reasons.

Loss of government contracts could harm our business.

Our contracts with U.S. federal, state, and local governments and with foreign governments represent a significant source of business and are subject to future funding that may affect the extension or termination of programs and to the right of such governments to terminate contracts for convenience or non-appropriation. In addition, there is pressure on governments to reduce spending, both domestically and internationally, notably in recent periods by U.S. federal government agencies. Funding reductions, uncertainties or delays could adversely affect public sector demand for our products and services. In addition, if we violate legal or regulatory requirements, the applicable government could suspend or disbar us as a contractor, which would unfavorably affect our net revenue and profitability.

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

Failure to effectively hedge our exposure to fluctuations in foreign currency exchange rates and interest rates could adversely affect our financial condition and results of operations.

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

We are continually under audit in various tax jurisdictions, including the United States. We may not be successful in resolving potential tax claims that arise from these audits. A final determination of tax audits or disputes may differ from what is reflected in our historical income tax provisions or benefits and accruals. An unfavorable outcome in some of these matters could have a material impact on our results of operations, financial position, and cash flows. Further, our provision for income taxes could be adversely affected by changes in the valuation of deferred tax assets.

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

Evolving and varied stakeholder expectations and regulatory requirements with respect to sustainability and environmental, social, and governance (“ESG”) activities could harm our reputation, adversely affect our business, and expose us to regulatory proceedings and litigation.

Many stakeholders are increasingly focused on ESG considerations with evolving and varied expectations that could expose us to heightened scrutiny and various financial, legal, reputational, operational, compliance, and other risks. We make statements about sustainability and ESG initiatives through our SEC filings, our other non-financial reports, information provided on our website, social media sites, press statements and other communications. Successful implementation of these initiatives involves risks and uncertainties, is not guaranteed, and is subject to numerous conditions, as well as standards, processes, regulations, and methodologies that continue to evolve. Any failure, or perceived failure, by us to further our ESG initiatives, adhere to our public statements, comply with federal, state, or international laws and regulations, or meet evolving and varied stakeholder expectations could harm our reputation, adversely affect our business, financial condition or results of operations, and expose us to liabilities under regulatory proceedings or litigation instituted in the United States or in other countries.

In recent periods, regulators in various jurisdictions have increasingly expressed or pursued conflicting views, legislation, and expectations with respect to sustainability initiatives. Conflicting regulations and a lack of harmonization of legal and regulatory environments across the jurisdictions in which we operate may create enhanced compliance risks and costs.

Global climate-related risks, and legal, regulatory, or market measures related to climate, may negatively affect our business, operations, and financial results.

We are subject to climate-related risks that could impact the global economy and the IT industry in particular. The physical risks include the adverse effects of carbon dioxide and other greenhouse gases on global temperatures, weather patterns, and the frequency and severity of natural disasters. Extreme weather and natural disasters within or outside the United States could make it more difficult and costly for us to manufacture and deliver our products to our customers, obtain production materials from our suppliers, or perform other critical corporate functions.

Transition risks, such as shifting customer preferences or regulatory changes, may also result in increased demands regarding our solutions, products, and services, including the use of packaging materials and other components in our products and their environmental impact on sustainability. These demands may cause us to incur additional costs or make other changes to other operations to respond to such demands, which could adversely affect our financial results.

In addition, concern over climate could result in new or more stringent legal requirements aimed at reducing greenhouse gas emissions and other environmental impacts of our operations, improving energy efficiency, or undertaking sustainability measures that exceed those we currently pursue. Any such regulatory requirements could cause disruptions in the manufacture of our products and result in increased procurement, production, and distribution costs.

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

We and our subsidiaries are subject to various anti-corruption laws that prohibit improper payments or offers of payments to foreign governments and their officials for the purpose of obtaining or retaining business, and are also subject to export controls, country- and product-specific tariffs, customs, economic sanctions laws, and embargoes imposed by the U.S. government. Violations of the U.S. Foreign Corrupt Practices Act or other anti-corruption laws or export control, customs, trade, or economic sanctions laws may result in severe criminal or civil sanctions and penalties, and we and our subsidiaries may be subject to other liabilities that could have a material adverse effect on our business, results of operations, and financial condition.

We are subject to various human rights laws, including provisions of the EU Forced Labor Regulations, U.S. Uniform Forced Labor Protection Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act intended to improve transparency and accountability concerning the supply of minerals originating from the conflict zones of the Democratic Republic of the Congo or adjoining countries. We incur costs to comply with the disclosure requirements of this last law and other costs relating to the sourcing and availability of minerals used in our products. Further, we may face reputational harm if our customers or other stakeholders conclude that we are unable to verify sufficiently the origins of the minerals used in our products.

We are highly dependent on the services of Michael S. Dell, our Chief Executive Officer, and our loss of, or our inability to continue to attract, retain, and motivate, executive talent and other employees in this highly competitive market could harm our business.

We are highly dependent on the services of Michael S. Dell, our founder, Chief Executive Officer, and largest stockholder. Further, we rely on key personnel, including Jeffrey W. Clarke and other members of our executive leadership team, to support our business and increasingly complex product and services offerings. Our experienced executives are supported by employees in our U.S. and international operations who are highly skilled in product development, manufacturing, sales, and other functions critical to our future growth and profitability. If we lose the services of Mr. Dell or other key personnel, we may not be able to locate suitable or qualified replacements, and we may incur additional expenses to recruit replacements, which could severely disrupt our business and growth. We face intensive competition, both within and outside of our industry, in retaining and hiring individuals with the requisite expertise. As a result of this competition, we may be unable to continue to attract, retain, and motivate suitably qualified individuals at acceptable compensation levels who have the managerial, operational, and technical knowledge and experience to meet our needs. Failure by us to do so could adversely affect our competitive position and results of operations.

We have outstanding indebtedness and may incur additional debt in the future, which could adversely affect our financial condition.

As of January 30, 2026, we and our subsidiaries had approximately $31.5 billion of indebtedness. As of the same date, we and our subsidiaries may incur up to $5.0 billion of short-term indebtedness under our commercial paper program and up to $5.9 billion of additional indebtedness under our revolving credit facility, which acts as a backstop to provide liquidity for the commercial paper program. Although continued debt paydown is part of our overall capital allocation strategy, a substantial portion of our cash flow from operations is used to make interest and other debt service payments, which reduces funds available to us for other purposes such as working capital, capital expenditures, other general corporate purposes, and potential acquisitions. Our indebtedness could also reduce our flexibility in responding to current and changing industry and financial market conditions. We may be able to incur significant additional secured and unsecured indebtedness under the terms of our existing debt, which generally do not restrict our ability to incur additional unsecured debt and contain significant exceptions to the covenant restricting our ability to incur additional secured debt.

Risks Relating to Ownership of Our Class C Common Stock

Our multi-class common stock structure with different voting rights may adversely affect the trading price of the Class C Common Stock.

Each share of our Class A Common Stock and each share of our Class B Common Stock has ten votes, while each share of our Class C Common Stock has one vote. Because of these disparate voting rights, Michael Dell and the Susan Lieberman Dell Separate Property Trust (the “MD stockholders”) and certain investment funds affiliated with Silver Lake Partners (the “SLP stockholders”) collectively held common stock representing approximately 91.7% of the total voting power of our outstanding common stock as of March 9, 2026. The limited ability of unaffiliated holders of the Class C Common Stock to influence matters requiring stockholder approval may adversely affect the trading price of the Class C Common Stock.

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

Sales of a substantial number of shares of the Class C Common Stock in the public market, or the perception that these sales may occur, could adversely affect the market price of the Class C Common Stock, which could make it more difficult for investors to sell their shares of Class C Common Stock at a time and price that they consider appropriate. These sales, or the possibility that these sales may occur, also could impair our ability to sell equity securities in the future at a time and at a price we deem appropriate, as well as our ability to use Class C Common Stock as consideration for acquisitions of other businesses, investments, or other corporate purposes. As of March 9, 2026, we had a total of approximately 318 million shares of Class C Common Stock outstanding.

As of March 9, 2026, the 277 million outstanding shares of Class A Common Stock held by the MD stockholders and the 51 million outstanding shares of Class B Common Stock held by the SLP stockholders are convertible into shares of Class C Common Stock at any time on a one-to-one basis. Such shares, upon any conversion into shares of Class C Common Stock, will be eligible for resale in the public market pursuant to Rule 144 under the Securities Act, subject to compliance with conditions of Rule 144. From January 31, 2026 to March 9, 2026, the SLP stockholders converted approximately 1 million shares of Class B Common Stock on a one-for-one basis into approximately 1 million shares of Class C Common Stock.

We are a party to a registration rights agreement with holders of substantially all outstanding shares of Class A Common Stock (which are convertible into the same number of shares of Class C Common Stock), holders of all outstanding shares of Class B Common Stock (which are convertible into the same number of shares of Class C Common Stock), and, as of March 9, 2026, holders of approximately 20 million outstanding shares of Class C Common Stock, pursuant to which we have granted such holders and their permitted transferees shelf, demand and/or piggyback registration rights with respect to such shares (including the shares of Class C Common Stock into which the Class A Common Stock and the Class B Common Stock may be converted). Registration of those shares under the Securities Act would permit such holders to sell the shares into the public market.

As of January 30, 2026, 22 million shares of Class C Common Stock that were issuable upon the exercise, vesting, or settlement of outstanding stock options, restricted stock units, or deferred stock units under our stock incentive plan would have been, upon issuance, eligible for sale in the public market, subject where applicable to compliance with Rule 144, and an additional 45 million shares of Class C Common Stock were authorized and reserved for issuance pursuant to potential future awards under the stock incentive plan. We also may issue additional stock options in the future that may be exercised for additional shares of Class C Common Stock and additional restricted stock units or deferred stock units that will provide for delivery of shares of Class C Common Stock upon vesting of such awards. We expect that all shares of Class C Common Stock issuable with respect to such awards will be registered under one or more registration statements on SEC Form S-8 under the Securities Act and available for sale in the open market.

We are controlled by the MD stockholders, who, separately and together with the SLP stockholders, collectively own common stock with a majority of the voting power of all our outstanding series of common stock and are able to effectively control our actions, including approval of mergers and other significant corporate transactions.

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

Further, as of March 9, 2026, the MD stockholders together with the SLP stockholders collectively beneficially owned 53.8% of our outstanding common stock. This concentration of ownership, together with the disparate voting rights of our common stock, may delay or deter possible changes in control of Dell Technologies, which may reduce the value of an investment in the Class C Common Stock. So long as the MD stockholders and the SLP stockholders continue to own common stock representing a significant amount of the combined voting power of our outstanding common stock, even if such amount is, individually or in the aggregate, less than 50%, such stockholders will continue to be able to strongly influence our decisions.

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

We are a “controlled company” within the meaning of the rules of the New York Stock Exchange (the “NYSE”) because the MD stockholders hold common stock representing more than 50% of the voting power eligible to vote in the election of directors. As a result, holders of Class C Common Stock do not have the same protections afforded to stockholders of companies that are subject to all of the NYSE’s corporate governance requirements. Because we are a controlled company, we may elect not to comply with certain corporate governance requirements under NYSE rules, including the requirements that we have a board composed of a majority of “independent directors,” as defined under NYSE rules, and that we have a compensation committee and a nominating/corporate governance committee each composed entirely of independent directors. Although we currently maintain a board composed of a majority of independent directors and three standing committees of the board composed entirely of independent directors, we may decide in the future to change our board membership and committee composition so that the board is not composed of a majority of independent directors or one or more committees, other than the audit committee, are not composed entirely of independent directors.

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

We may not continue to pay cash dividends or to pay cash dividends at the same rate as announced in February 2026.

Our payment of cash dividends, as well as the rate at which we pay dividends, is solely at the discretion of our Board of Directors. Further, dividend payments, if any, are subject to our financial results and the availability of statutory surplus to pay dividends. These or other factors could result in a change to our current dividend policy.

The amount and frequency of our share repurchases may fluctuate.

Although our Board of Directors has adopted a stock repurchase program, we are not obligated to repurchase any specific amount of shares of common stock, and the stock repurchase program may be suspended or terminated at any time. The amount, timing, and execution of our stock repurchase program may fluctuate, and changes in cash flows, tax laws, and our stock price could also impact our stock repurchase program.

ITEM 1B — UNRESOLVED STAFF COMMENTS

None.

ITEM 1C — CYBERSECURITY

We face numerous cybersecurity threats that range from cyber-attacks common to most industries to attacks from more advanced and persistent threat actors that target large information technology companies with products and services operating in strategic sectors. We could be adversely affected by cybersecurity incidents affecting our systems or the systems of our suppliers, customers, and other third-party service providers. To address these threats, we expend considerable resources on cybersecurity risk management, strategy, and governance.

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

Our Board of Directors oversees significant cybersecurity risks to the Company directly and through its Audit Committee. The Board of Directors meets with our CSO or his delegate bi-annually to review significant cybersecurity risks as well as cybersecurity priorities and focus areas for the upcoming fiscal year. The Audit Committee meets with our CSO or his delegate quarterly to review significant cybersecurity incidents and risks, programmatic security modifications and enhancements, and progress made towards key cybersecurity initiatives and matters. The CSO may provide more frequent updates to the Board of Directors and Audit Committee if necessitated by a security incident or other developments. The Audit Committee reports regularly to our Board of Directors regarding the committee’s oversight of cybersecurity risk matters.

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

As of January 30, 2026, as shown in the following table, we owned or leased 18.2 million square feet of office, manufacturing, and warehouse space worldwide:

	Owned	Leased

	(in millions)
U.S. facilities	7.2	1.0
International facilities	4.2	5.8
Total (a)	11.4	6.8
____________________
(a)Includes 1.5 million square feet of subleased or vacant space.

As of January 30, 2026, our facilities consisted of business centers, which include facilities that contain operations for sales, technical support, administrative, and support functions; manufacturing operations; and research and development centers. For additional information about our facilities, including the location of certain facilities, see “Item 1 — Business — Manufacturing and Materials.”

Because of the interrelation of the products and services offered in each of our segments, we generally do not designate our properties to either segment. With limited exceptions, each property is used at least in part by both of our segments, and we retain the flexibility to make future use of each of the properties available to each segment.

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

PART II — OTHER INFORMATION

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Class C Common Stock

Our Class C Common Stock is listed and traded on the New York Stock Exchange under the symbol “DELL.”

There is no public market for our Class A Common Stock or Class B Common Stock. No shares of our Class D Common Stock were outstanding as of January 30, 2026.

Holders

As of March 9, 2026, there were 3,516 holders of record of our Class C Common Stock, six holders of record of our Class A Common Stock, and five holders of record of our Class B Common Stock. The number of record holders does not include individuals or entities that beneficially own shares of any class of our common stock, but whose shares are held of record by a broker, bank, or other nominee.

Dividends

During Fiscal 2026, we paid the following quarterly dividends:

Declaration Date	Record Date	Payment Date	Dividend per Share	Amount (in millions)
February 27, 2025	April 22, 2025	May 2, 2025	$0.525	$360
June 17, 2025	July 22, 2025	August 1, 2025	$0.525	$355
September 4, 2025	October 21, 2025	October 31, 2025	$0.525	$351
December 4, 2025	January 20, 2026	January 30, 2026	$0.525	$344

During the fiscal year ended January 30, 2026, we also paid an immaterial amount of dividend equivalents on eligible vested equity awards which are not included above.

On February 26, 2026, we announced that the Board of Directors approved a 20% increase in the dividend rate to $0.63 per share per fiscal quarter beginning in the first quarter of the fiscal year ending January 29, 2027.

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

Sales of Unregistered Securities

During November 2025, the Company issued 18,000 shares of Class C Common Stock to a stockholder upon the conversion of the same number of shares of our Class A Common Stock held by and at the election of such stockholder. The issuance of the Class C Common Stock in this transaction was made in reliance on the exemption from registration under the Securities Act afforded by Section 3(a)(9) thereof. No commission or other remuneration was paid or given directly or indirectly for soliciting the exchange of these securities.

Purchases of Equity Securities

The following table presents information with respect to our purchases of Class C Common Stock during the fourth quarter of Fiscal 2026.

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

	(in millions, except per share amounts)
Repurchases from November 1, 2025 to November 28, 2025	3.3	$133.22	3.3	$7,217
Repurchases from November 29, 2025 to December 26, 2025	3.6	$132.34	3.6	$6,745
Repurchases from December 27, 2025 to January 30, 2026	8.0	$118.96	8.0	$5,798
Total	14.9		14.9

On September 23, 2021, our Board of Directors approved a stock repurchase program with no fixed expiration date under which we may repurchase a specified dollar value of Class C Common Stock, exclusive of any fees, commissions, or other expenses related to such repurchases. As of January 30, 2026, our Board of Directors authorized the repurchase of up to $20 billion of Class C Common Stock and on February 26, 2026, subsequent to the close of Fiscal 2026, authorized an additional $10 billion of Class C Common Stock for repurchase. Following the February 26, 2026 approval, we had approximately $15.2 billion of authorized shares remaining for repurchase under the program.

Stock Performance Graph

Class C Common Stock

The following graph compares the cumulative total return on the Company’s Class C Common Stock for the period from January 29, 2021 through January 30, 2026 with the total return over the same period on the S&P 500 Index and the S&P 500 Information Technology Index. The graph assumes that $100 was invested on January 29, 2021 in the Class C Common Stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. The comparisons in the graph are based on historical data.

$400
$300
$200
$100
$0
1/29/2021
1/28/2022
2/3/2023
2/2/2024
1/31/2025
1/30/2026
Class C Common Stock
S&P 500
S&P 500 Information Technology Index

	January 29, 2021	January 28, 2022	February 3, 2023	February 2, 2024	January 31, 2025	January 30, 2026
Class C Common Stock	$100.00	$152.52	$118.27	$247.98	$302.09	$339.99
S&P 500 Index	$100.00	$120.99	$114.80	$139.85	$172.66	$200.84
S&P 500 Information Technology Index	$100.00	$123.12	$111.16	$164.32	$204.12	$256.43
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

ITEM 6 — [RESERVED]

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes included in this Annual Report on Form 10-K. This section generally discusses Fiscal 2026 results compared to Fiscal 2025 results. Discussion of Fiscal 2025 results compared to Fiscal 2024 results, to the extent not included in this Form 10-K, are presented in “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025.

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

Our fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. We refer to our fiscal years ended January 30, 2026, January 31, 2025, and February 2, 2024 as “Fiscal 2026,” “Fiscal 2025,” and “Fiscal 2024,” respectively. All fiscal years presented included 52 weeks. We refer to our fiscal year ending January 29, 2027 as “Fiscal 2027.”

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

Infrastructure Solutions Group (“ISG”) — We provide a comprehensive portfolio of advanced infrastructure solutions designed to help customers simplify, streamline, and automate information technology (“IT”) operations. ISG also offers software, peripherals, and services, including consulting and support and deployment. Given the scale and growth of our AI-optimized servers business, effective in the fourth quarter of Fiscal 2026, we disaggregated our servers and networking offerings within revenue by major product category into AI-optimized servers offerings and traditional servers and networking offerings. As a result, our major product categories within ISG include our AI-optimized servers offerings, our traditional servers and networking offerings, and our storage offerings.

•AI-optimized servers — We offer a specialized portfolio of AI-optimized servers designed to handle the most demanding compute-intensive workloads, including AI model training, fine-tuning, and inferencing.

•Traditional servers and networking — Our traditional servers portfolio provides the trusted foundation for modern IT environments, supporting a wide range of general-purpose and mission-critical workloads. Our networking portfolio helps our business customers transform and modernize their infrastructure, complementing our storage and AI-optimized and traditional servers offerings, and includes wide area network infrastructure, data center and edge networking switches, and cables and optics.

•Storage — Our comprehensive storage portfolio includes modern and traditional storage solutions that span primary, unstructured and data protection offerings and are delivered through multiple architectures, including all-flash, purpose-built, software-defined, and hyper-converged infrastructure platforms.

Client Solutions Group (“CSG”) — Our CSG portfolio includes branded personal computers (“PCs”), including notebooks, desktops, and workstations, branded peripherals, and third-party software and peripherals. CSG also includes services offerings, such as configuration, support and deployment, and extended warranties. Our major product categories within CSG include our commercial offerings and consumer offerings.

•Commercial — Our commercial portfolio provides customers with solutions centered on flexibility to address their complex needs such as IT modernization, hybrid work transformation, and other critical areas.

•Consumer — Our consumer portfolio provides customers with solutions ranging from essential computing, connectivity, and productivity needs of the everyday user to powerful performance, processing, and end-user experiences in high-end consumer and gaming offerings.

Our other businesses primarily consist of our historical resale of standalone offerings of VMware LLC (formerly VMware, Inc. and individually and together with its subsidiaries, “VMware”), referred to as “VMware Resale,” and offerings of SecureWorks Corp. (“Secureworks”) through the date of the sale of Secureworks as discussed below. These businesses are divested businesses or their offerings are no longer actively sold, and are not classified as reportable segments, either individually or collectively. Their operating results are reported within Corporate and other. On February 3, 2025, the sale of Secureworks to Sophos Inc., an affiliate of Thoma Bravo, L.P., was completed in an all-cash transaction for a purchase price of approximately $0.9 billion. We received total cash consideration for the equity interest held in Secureworks of approximately $0.6 billion, resulting in a gain on sale of $0.2 billion recognized in interest and other, net in the Consolidated Statements of Income during Fiscal 2026.

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

Business Trends and Challenges

During Fiscal 2026, we executed our strategy and delivered exceptional operating results, generating significant net revenue and operating income growth. The following trends and conditions affected the environment in which we operated:

•Macroeconomic environment: We experienced significant demand for our AI-optimized servers offerings and strong demand for our traditional servers and networking offerings, resulting in ISG net revenue growth and a shift in the mix of the business towards our ISG offerings. The demand environment was also strong for our commercial offerings, resulting in moderate CSG net revenue growth.

•Demand for AI-optimized servers: Our ISG business continued to benefit from significant increased demand for our AI-optimized servers offerings as customers continue to adopt and further integrate AI, resulting in a substantial increase in backlog as we exited the year. Given the scale of the AI opportunities, the varying stages of customer readiness, and the frequency of component part updates or transitions, there is inherent non-linearity in the timing of demand and subsequent shipments for our AI-optimized servers offerings, which continues to drive variability in our revenue.

•Technology refresh in core markets: Within our ISG business, we continue to see customers modernize and consolidate their data centers as more customers transition to next-generation products, which contributed to strong demand and net revenue growth during the year within our traditional servers and networking offerings. Additionally, within our CSG business, the PC refresh cycle is underway as customers continue to upgrade their devices, which has contributed to increased demand for our commercial offerings and moderate CSG net revenue growth.

•Business modernization initiatives: We continue to prioritize ongoing modernization initiatives to achieve greater efficiencies and streamline our processes, while also continuing to make strategic investments designed to enable growth and innovation. These initiatives have resulted in a continued net reduction in our operating expenses.

We remain focused on executing our key strategic priorities, creating long-term value for our shareholders, and addressing our customers’ needs. We have the following expectations regarding our performance in Fiscal 2027:

•Revenue: We expect significant ISG and modest CSG net revenue growth. We expect ISG net revenue growth will be driven by increased demand across our servers and networking offerings, largely in our AI-optimized servers offerings, and, to a lesser extent, our storage offerings. We anticipate modest CSG net revenue growth to be driven in part by the continuation of the PC refresh cycle. Additionally, we expect a continued reduction of our Corporate and other net revenue due to offerings that are no longer actively sold and businesses that have been divested. Overall, while customers continue to reassess their priorities throughout the year driven by the dynamic commodity supply environment, we anticipate net revenue growth for the full fiscal year.

•Gross margin: We expect margin growth, while balancing anticipated margin rate pressure resulting from a continuing shift in mix towards our AI-optimized servers offerings. We anticipate notable inflation for component costs in Fiscal 2027 and continue to monitor the rapidly evolving commodity supply environment, leverage the agility and scale of our world-class supply chain, and seek to balance profitability and growth while maintaining disciplined pricing.

•Operating expenses: We continue to advance our own capabilities to change the way we work and make decisions, improve business outcomes and the customer experience, and reduce costs by leveraging new technology and optimizing business processes. We remain committed to disciplined cost management in coordination with our ongoing business modernization initiatives, and expect to continue to scale operating expenses as we take targeted measures to reduce costs, including employee reorganizations, limitation of external hiring, and other actions to align our investments with our strategic priorities and customer needs.

We believe our unique operating advantages provide a foundation to foster business growth, enable innovation, drive efficiencies, and continue to position us for long-term success.

Relationship with VMware — In March 2024, following the acquisition of VMware by Broadcom, we terminated our Commercial Framework Agreement with VMware, whereby we acted as a distributor of VMware standalone products and services. We no longer act as a distributor of those products and services, although we continue to support customers that have purchased resale offerings sold in prior periods. We continue to integrate and embed certain VMware products and services with our VxRail solution for end-user customers. The results for this integrated offering are reflected within ISG.

VMware was a related party until its acquisition by Broadcom on November 22, 2023. The acquisition terminated the preexisting related party relationship with VMware such that no related party relationship exists with either Broadcom or VMware effective as of November 22, 2023. For more information regarding the impact of the Broadcom acquisition of VMware and our prior related party transactions with VMware, see Note 19 of the Notes to the Consolidated Financial Statements included in this report.

ISG — We expect that ISG will be influenced by the dynamic nature of the IT infrastructure market and the competitive landscape. With our extensive scale and market-leading solutions portfolio, we believe we are well-positioned to navigate these competitive dynamics and evolving technology trends to meet customer needs. By leveraging our collaborative, customer-focused approach to innovation, we aim to deliver relevant new and next-generation solutions and software to our customers swiftly and efficiently. We remain focused on expanding our customer base and enhancing the lifetime value of our customer relationships.

We anticipate that ISG will continue to benefit from technology advancements and interest in AI as customers continue to adopt and integrate AI. The timing of customer purchases reflects the varying stages of adoption of AI by different customer segments and drives variability in our revenue. To meet the growing demand and increasing complexity of our AI-optimized servers offerings, we have increased our purchases of certain components with suppliers, which has resulted in increased inventory levels, higher purchase obligations, and new working capital dynamics. Additionally, frequent component part updates or transitions create additional challenges in managing demand and supply levels. While we have seen lead times shorten, we anticipate the next generation of these components, for which demand remains high, will be subject to supply constraints.

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

CSG — Our CSG offerings are an important element of our strategy, generating strong cash flow and opportunities for cross-selling of complementary solutions. We maintain a broad presence across all segments of the PC market. Our strategic focus is on driving share gain while balancing profitability across all segments, enhancing our product portfolio to address evolving customer needs, and expanding our presence across the broader PC ecosystem through branded peripherals. We anticipate that CSG will benefit from advances in AI over the long-term as customers will require PCs with the ability to run their complex AI workloads.

Competitive dynamics remain an important factor in our CSG business and continue to influence pricing and operating results. We are committed to our long-term CSG strategy and will continue to make investments to innovate across the portfolio. We expect that the CSG demand environment will continue to be subject to seasonal trends and to be influenced by the PC refresh cycle.

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

Foreign Currency Exposure — We manage our business on a U.S. Dollar basis. However, we have a large global presence, generating approximately 45% and 50% of our net revenue from sales to customers outside of the United States during Fiscal 2026 and Fiscal 2025, respectively. As a result, our operating results can be, and particularly in recent periods have been, impacted by fluctuations in foreign currency exchange rates. We utilize a comprehensive hedging strategy intended to mitigate the impact of foreign currency volatility over time, and we adjust pricing when possible to further minimize foreign currency impacts.

Other Macroeconomic Risks and Uncertainties — During Fiscal 2026, a number of countries, including the United States, imposed or proposed tariffs on imports, and may continue to do so. The impacts of trade protection measures, including changes in tariffs and trade barriers, changes in government policies and international trade arrangements, geopolitical volatility associated with terrorism, military conflicts (including the Iran conflict), and other events, and global macroeconomic conditions, or uncertainty regarding the impact of proposed or future trade protection measures, may affect our results of operations in some markets. We continue to leverage the agility and scale of our world-class supply chain to mitigate impacts of trade protection measures and will continue to respond to changing market conditions as needed.

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

•Stock-based Compensation Expense — Stock-based compensation expense consists of equity awards granted based on the estimated fair value of those awards at grant date. To estimate the fair value of performance-based awards containing a market condition, we use the Monte Carlo valuation model. For other share-based awards, the fair value is generally based on the closing price of the Class C Common Stock as reported on the New York Stock Exchange on the date of grant or most recent preceding trading day if the grant date falls on a non-trading day. Although stock-based compensation is an important aspect of the compensation of our employees and executives, we exclude such expense because the fair value of the stock-based awards may fluctuate based on factors unrelated to the operating performance of the business and may bear little resemblance to the actual value realized upon the vesting or future exercise of the related stock-based awards.

•Other Corporate Expenses — Other corporate expenses consist primarily of severance expenses, transaction-related impacts of the sales of businesses, payroll taxes associated with stock-based compensation, incentive charges related to equity investments, transaction-related expenses, facility action costs, and impairment charges. Severance costs are primarily related to severance and benefits for employees impacted by cost management initiatives. During Fiscal 2026, Fiscal 2025, and Fiscal 2024, we recognized $0.6 billion, $0.7 billion, and $0.6 billion, respectively, of severance expense related to workforce reduction activities. During Fiscal 2026, we recognized a $0.2 billion gain related to the sale of Secureworks. Although we may incur these types of items in the future, we exclude other corporate expenses as they can vary from period to period, are significantly impacted by the timing and nature of these events, and are not used by management in assessing operating performance of the business.

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

The following table presents a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP measure for the periods indicated:

	Fiscal Year Ended
	January 30, 2026	% Change	January 31, 2025	% Change	February 2, 2024

	(in millions, except percentages)
Product gross margin	$12,348	10%	$11,258	—%	$11,237
Non-GAAP adjustments:
Amortization of intangibles	162		238		331
Stock-based compensation expense	66		56		51
Other corporate expenses	23		22		23
Non-GAAP product gross margin	$12,599	9%	$11,574	(1)%	$11,642

Services gross margin	$10,359	4%	$9,992	2%	$9,832
Non-GAAP adjustments:
Stock-based compensation expense	91		96		98
Other corporate expenses	110		148		72
Non-GAAP services gross margin	$10,560	3%	$10,236	2%	$10,002

Gross margin	$22,707	7%	$21,250	1%	$21,069
Non-GAAP adjustments:
Amortization of intangibles	162		238		331
Stock-based compensation expense	157		152		149
Other corporate expenses	133		170		95
Non-GAAP gross margin	$23,159	6%	$21,810	1%	$21,644

Operating expenses	$14,558	(3)%	$15,013	(4)%	$15,658
Non-GAAP adjustments:
Amortization of intangibles	(335)		(429)		(502)
Stock-based compensation expense	(566)		(633)		(729)
Other corporate expenses	(489)		(670)		(661)
Non-GAAP operating expenses	$13,168	(1)%	$13,281	(4)%	$13,766

	Fiscal Year Ended
	January 30, 2026	% Change	January 31, 2025	% Change	February 2, 2024

	(in millions, except percentages and per share amounts)
Operating income	$8,149	31%	$6,237	15%	$5,411
Non-GAAP adjustments:
Amortization of intangibles	497		667		833
Stock-based compensation expense	723		785		878
Other corporate expenses	622		840		756
Non-GAAP operating income	$9,991	17%	$8,529	8%	$7,878

Net income	$5,936	30%	$4,576	36%	$3,372
Non-GAAP adjustments:
Amortization of intangibles	497		667		833
Stock-based compensation expense	723		785		878
Other corporate expenses	364		830		793
Fair value adjustments on equity investments	(254)		(177)		(47)
Aggregate adjustment for income taxes	(220)		(816)		(407)
Non-GAAP net income	$7,046	20%	$5,865	8%	$5,422

Earnings per share attributable to Dell Technologies Inc. — diluted	$8.68	36%	$6.38	39%	$4.60
Non-GAAP adjustments:
Amortization of intangibles	0.72		0.93		1.13
Stock-based compensation expense	1.06		1.09		1.19
Other corporate expenses	0.53		1.16		1.08
Fair value adjustments on equity investments	(0.37)		(0.25)		(0.06)
Aggregate adjustment for income taxes	(0.32)		(1.15)		(0.55)
Total non-GAAP adjustments attributable to non-controlling interests	—		(0.02)		(0.02)
Non-GAAP earnings per share attributable to Dell Technologies Inc. — diluted	$10.30	27%	$8.14	10%	$7.37

In addition to the above measures, we use free cash flow and adjusted free cash flow as non-GAAP liquidity measures to evaluate our performance. As presented in the following table, we define free cash flow as cash flow from operations after excluding capital expenditures and capitalized software development costs, net. To measure adjusted free cash flow, we exclude the impact of financing receivables and equipment under operating leases from free cash flow, as the initial funding of these DFS offerings at the time of origination is largely subsequently replaced with cash inflows from our DFS related debt.

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

The following table presents a reconciliation of free cash flow and adjusted free cash flow to cash flow from operations for the periods indicated:

	Fiscal Year Ended
	January 30, 2026	% Change	January 31, 2025	% Change	February 2, 2024

	(in millions, except percentages)
Cash flow from operations	$11,185	147%	$4,521	(48)%	$8,676
Non-GAAP adjustments:
Capital expenditures and capitalized software development costs, net (a)	(2,630)		(2,563)		(2,753)
Free cash flow	$8,555	337%	$1,958	(67)%	$5,923

Free cash flow	$8,555	337%	$1,958	(67)%	$5,923
Non-GAAP adjustments:
Financing receivables (b)	2,740		951		(309)
Equipment under operating leases (c)	213		188		(7)
Adjusted free cash flow	$11,508	272%	$3,097	(45)%	$5,607
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

	Fiscal Year Ended
	January 30, 2026			January 31, 2025			February 2, 2024
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue

	(in millions, except percentages and per share amounts)
Net revenue:
Products	$90,405	79.6%	27%	$71,420	74.7%	11%	$64,353	72.8%
Services	23,133	20.4%	(4)%	24,147	25.3%	—%	24,072	27.2%
Total net revenue	$113,538	100.0%	19%	$95,567	100.0%	8%	$88,425	100.0%
Gross margin:
Products	$12,348	13.7%	10%	$11,258	15.8%	—%	$11,237	17.5%
Services	10,359	44.8%	4%	9,992	41.4%	2%	9,832	40.8%
Total gross margin	$22,707	20.0%	7%	$21,250	22.2%	1%	$21,069	23.8%
Operating expenses	$14,558	12.8%	(3)%	$15,013	15.7%	(4)%	$15,658	17.7%
Operating income	$8,149	7.2%	31%	$6,237	6.5%	15%	$5,411	6.1%
Net income	$5,936	5.2%	30%	$4,576	4.8%	36%	$3,372	3.8%
Earnings per share attributable to Dell Technologies — diluted	$8.68		36%	$6.38		39%	$4.60
Cash flow from operations	$11,185		147%	$4,521		(48)%	$8,676

Non-GAAP Financial Information
	Fiscal Year Ended
	January 30, 2026			January 31, 2025			February 2, 2024
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue

	(in millions, except percentages and per share amounts)
Non-GAAP gross margin:
Products	$12,599	13.9%	9%	$11,574	16.2%	(1)%	$11,642	18.1%
Services	10,560	45.6%	3%	10,236	42.4%	2%	10,002	41.6%
Total non-GAAP gross margin	$23,159	20.4%	6%	$21,810	22.8%	1%	$21,644	24.5%
Non-GAAP operating expenses	$13,168	11.6%	(1)%	$13,281	13.9%	(4)%	$13,766	15.6%
Non-GAAP operating income	$9,991	8.8%	17%	$8,529	8.9%	8%	$7,878	8.9%
Non-GAAP net income	$7,046	6.2%	20%	$5,865	6.1%	8%	$5,422	6.1%
Non-GAAP earnings per share attributable to Dell Technologies — diluted	$10.30		27%	$8.14		10%	$7.37
Free cash flow	$8,555		337%	$1,958		(67)%	$5,923
Adjusted free cash flow	$11,508		272%	$3,097		(45)%	$5,607

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

Overview

During Fiscal 2026, net revenue increased by 19% driven by an increase in ISG net revenue and, to a lesser extent, CSG net revenue that was partially offset by a decrease in Corporate and other net revenue. The increase in ISG net revenue was primarily driven by growth in our AI-optimized servers offerings and, to a lesser extent, our traditional servers and networking offerings. The increase in CSG net revenue was attributable to an increase in sales of our commercial offerings. Corporate and other net revenue declined primarily due to a decrease in VMware Resale revenue, as we no longer act as a distributor of standalone VMware offerings, and, to a lesser extent, the sale of Secureworks.

During Fiscal 2026, operating income and non-GAAP operating income increased by 31% to $8.1 billion and 17% to $10.0 billion, respectively. The increases in operating income and non-GAAP operating income were primarily attributable to an increase in ISG operating income that was driven by our servers and networking offerings and our storage offerings.

During Fiscal 2026, operating income as a percentage of net revenue increased 70 basis points to 7.2%. Operating income as a percentage of net revenue benefited from the favorable impact of a decline in operating expense rate as a result of strong net revenue growth coupled with continued disciplined cost management and, to a lesser extent, lower other corporate expenses. The favorable impact of operating expense rate was partially offset by a decline in gross margin rate as a result of a shift in mix towards our AI-optimized servers offerings.

During Fiscal 2026, non-GAAP operating income as a percentage of net revenue decreased 10 basis points to 8.8%. The decrease reflected a decline in gross margin rate as a result of a shift in mix towards our AI-optimized servers offerings, which was largely offset by the favorable impact of a decline in operating expense rate as a result of strong net revenue growth coupled with continued disciplined cost management.

Cash provided by operating activities was $11.2 billion during Fiscal 2026 and was driven by net revenue growth, profitability, and working capital dynamics, partially offset by higher financing receivables. Financing receivables and working capital were primarily affected by increased demand for our AI-optimized servers offerings. During Fiscal 2025, cash provided by operating activities was $4.5 billion and was driven by profitability, partially offset by working capital dynamics. Working capital during Fiscal 2025 was primarily impacted by AI dynamics, which led to higher inventory, accounts receivable, and accounts payable levels. See “Liquidity, Cash Requirements, and Market Conditions” for additional information about our cash flow metrics.

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

Net Revenue

During Fiscal 2026, net revenue increased 19%, driven by an increase in ISG net revenue and, to a lesser extent, CSG net revenue that was partially offset by a decrease in Corporate and other net revenue. See “Business Unit Results” for further information.

•Product Net Revenue — Product net revenue includes revenue from the sale of hardware products and software licenses. During Fiscal 2026, product net revenue increased 27%, due to an increase in ISG product net revenue and, to a lesser extent, CSG product net revenue. The increase in ISG product net revenue was primarily driven by growth in our AI-optimized servers offerings and, to a lesser extent, our traditional servers and networking offerings. The increase in CSG product net revenue reflected growth in our commercial offerings, which was partially offset by lower demand for our consumer offerings.

•Services Net Revenue — Services net revenue includes revenue from our services offerings and support services related to hardware products and software licenses. During Fiscal 2026, services net revenue decreased 4% due to a decline in Corporate and other services net revenue. The decline was primarily due to a decrease in VMware Resale revenue, as we no longer act as a distributor of standalone VMware offerings and, to a lesser extent, the sale of Secureworks. The decline was partially offset by growth within services net revenue attributable to ISG and CSG, which was driven by support and maintenance associated with products sold in prior periods within both CSG and ISG and higher AI-optimized servers offerings within ISG.

A substantial portion of services net revenue is derived from offerings that have been deferred over a period of time. As a result, reported growth rates for services net revenue will be different than reported growth rates for product net revenue.

From a geographical perspective, net revenue during Fiscal 2026 increased in the Americas, driven by our AI-optimized servers offerings, and, to a lesser extent, in EMEA and APJ.

Gross Margin

During Fiscal 2026, gross margin and non-GAAP gross margin increased 7% to $22.7 billion and 6% to $23.2 billion, respectively, primarily due to an increase in ISG gross margin that was driven by growth in our servers and networking offerings and, to a lesser extent, growth in our core storage offerings. The increase in ISG gross margin was partially offset by a decline in Corporate and other gross margin driven by the sale of Secureworks.

During Fiscal 2026, gross margin percentage and non-GAAP gross margin percentage decreased 220 basis points to 20.0% and 240 basis points to 20.4%, respectively. The decreases in gross margin percentage and non-GAAP gross margin percentage were primarily driven by a shift in mix towards our AI-optimized servers offerings.

•Product Gross Margin — During Fiscal 2026, product gross margin and non-GAAP product gross margin increased 10% to $12.3 billion and 9% to $12.6 billion, respectively. The increases in product gross margin and non-GAAP product gross margin were primarily attributable to an increase in ISG product gross margin due to growth in our servers and networking offerings and, to a lesser extent, the mix in our storage offerings.

During Fiscal 2026, product gross margin percentage and non-GAAP product gross margin percentage decreased 210 basis points to 13.7% and 230 basis points to 13.9%, respectively, primarily due to a shift in mix towards our AI-optimized servers offerings.

•Services Gross Margin — During Fiscal 2026, services gross margin and non-GAAP services gross margin increased 4% to $10.4 billion and 3% to $10.6 billion, respectively. The increases were principally attributable to an increase in ISG services gross margin, which was primarily driven by higher AI-optimized servers offerings and hardware support and maintenance associated with products sold in prior periods. The increase in ISG services gross margin was partially offset by a decline in Corporate and other gross margin driven by the sale of Secureworks.

During Fiscal 2026, services gross margin percentage and non-GAAP services gross margin percentage increased 340 basis points to 44.8% and 320 basis points to 45.6%, respectively, primarily driven by a shift in mix, as we no longer act as a distributor of standalone VMware offerings.

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

The terms and conditions of our vendor rebate programs are largely based on product volumes and are generally negotiated either at the beginning of the annual or quarterly period, depending on the program. The timing and amount of vendor rebates and other discounts we receive under the programs may vary from period to period, reflecting changes in the competitive environment. We monitor our component costs and seek to address the effects of any changes to terms that might arise under our vendor rebate programs. Our gross margins for Fiscal 2026 were not materially affected by any changes to the terms of our vendor rebate programs, as the amounts we received under these programs were generally stable relative to our total net cost. We are not aware of any significant changes to our vendor rebate programs that will materially impact our results in the near term.

Operating Expenses

The following table presents information regarding our operating expenses for the periods indicated:

	Fiscal Year Ended
	January 30, 2026			January 31, 2025			February 2, 2024
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue

	(in millions, except percentages)
Operating expenses:
Selling, general, and administrative	$11,416	10.0%	(4)%	$11,952	12.5%	(7)%	$12,857	14.5%
Research and development	3,142	2.8%	3%	3,061	3.2%	9%	2,801	3.2%
Total operating expenses	$14,558	12.8%	(3)%	$15,013	15.7%	(4)%	$15,658	17.7%

	Fiscal Year Ended
	January 30, 2026			January 31, 2025			February 2, 2024
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue

	(in millions, except percentages)
Non-GAAP operating expenses	$13,168	11.6%	(1)%	$13,281	13.9%	(4)%	$13,766	15.6%

During Fiscal 2026, total operating expenses decreased 3% due to a decline in selling, general, and administrative (“SG&A”) expenses.

•Selling, General, and Administrative — During Fiscal 2026, SG&A expenses decreased 4%, driven by a decrease in employee compensation and benefits expense, which primarily resulted from a decline in overall headcount.

•Research and Development — Research and development (“R&D”) expenses are primarily composed of personnel-related expenses incurred in connection with product development. R&D expenses increased 3% during Fiscal 2026, principally due to continued support of investments in R&D initiatives.

As a percentage of net revenue, R&D expenses for Fiscal 2026 and Fiscal 2025 were 2.8% and 3.2%, respectively. We continue to support R&D initiatives to innovate and introduce new and enhanced solutions into the market.

During Fiscal 2026, non-GAAP operating expenses decreased 1%, driven by a decline in employee compensation and benefits expense which primarily resulted from a decline in overall headcount. The decline in employee compensation and benefits expense was largely offset by continued support of investments in R&D initiatives.

We continue to make strategic investments designed to enable growth and innovation, while balancing our efforts to drive cost efficiencies in the business. We also expect to continue making investments in support of our own digital transformation, which aims to streamline and optimize our business processes.

Operating Income

During Fiscal 2026, operating income and non-GAAP operating income increased by 31% to $8.1 billion and 17% to $10.0 billion, respectively. The increases in operating income and non-GAAP operating income were primarily attributable to an increase in ISG operating income that was driven by our servers and networking offerings and our storage offerings.

During Fiscal 2026, operating income as a percentage of net revenue increased 70 basis points to 7.2%. Operating income as a percentage of net revenue benefited from the favorable impact of a decline in operating expense rate as a result of strong net revenue growth coupled with continued disciplined cost management and, to a lesser extent, lower other corporate expenses. The favorable impact of operating expense rate was partially offset by a decline in gross margin rate as a result of a shift in mix towards our AI-optimized servers offerings.

During Fiscal 2026, non-GAAP operating income as a percentage of net revenue decreased 10 basis points to 8.8%. The decrease reflected a decline in gross margin rate as a result of a shift in mix towards our AI-optimized servers offerings, which was largely offset by the favorable impact of a decline in operating expense rate as a result of strong net revenue growth coupled with continued disciplined cost management.

Interest and Other, Net

The following table presents information regarding interest and other, net for the periods indicated:

	Fiscal Year Ended
	January 30, 2026	January 31, 2025	February 2, 2024

	(in millions)
Interest and other, net:
Investment income, primarily interest	$256	$160	$305
Gain on investments, net	254	177	47
Interest expense	(1,560)	(1,394)	(1,501)
Foreign exchange	(95)	(112)	(199)
Gain on disposition of businesses and assets	236	—	—
Other	23	(20)	24
Total interest and other, net	$(886)	$(1,189)	$(1,324)

During Fiscal 2026, the change in interest and other, net was favorable primarily due to the gain on the sale of Secureworks, investment income, and gains recognized within our strategic investments portfolio, partially offset by increased interest expense.

Income and Other Taxes

The following table presents information regarding our income and other taxes for the periods indicated:

	Fiscal Year Ended
	January 30, 2026	January 31, 2025	February 2, 2024

	(in millions, except percentages)
Income before income taxes	$7,263	$5,048	$4,087
Income tax expense	$1,327	$472	$715
Effective income tax rate	18.3%	9.4%	17.5%

For Fiscal 2026 and Fiscal 2025, our effective income tax rates were 18.3% and 9.4%, respectively. The changes in our effective tax rates for Fiscal 2026 as compared to Fiscal 2025 were primarily attributable to discrete tax items and a change in the Company’s jurisdictional mix of income related to the tax impact of foreign operations. For Fiscal 2025, we recorded discrete tax benefits of $0.4 billion related to changes in uncertain tax benefits resulting from the expiration of certain U.S. statutes of limitations and $0.2 billion related to stock-based compensation.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the United States. The new law contains a broad range of tax reform provisions, which include the extension and modification of certain provisions of the Tax Cuts and Jobs Act. Effective for Fiscal 2026, changes include, but are not limited to, immediate expensing of domestic research and development expenditures, the restoration of 100% bonus depreciation, and an EBITDA-based interest expense limitation. These provisions did not have a material impact on the Company’s Consolidated Financial Statements for Fiscal 2026. Effective starting in Fiscal 2027, additional changes will include certain modifications to the international tax framework. We currently do not anticipate these changes to have a material impact to our results in future periods. The Company will continue to monitor any developments and guidance related to OBBBA.

For further discussion regarding tax matters, including the status of income tax audits and the effects of tax holidays, see Note 12 of the Notes to the Consolidated Financial Statements included in this report.

Net Income

During Fiscal 2026, net income increased 30% to $5.9 billion primarily due to an increase in operating income and, to a lesser extent, a favorable change in interest and other, net, the effects of which were partially offset by higher income tax expense.

During Fiscal 2026, non-GAAP net income increased 20% to $7.0 billion, primarily due to an increase in operating income.

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

Infrastructure Solutions Group

The following table presents net revenue and operating income attributable to ISG for the periods indicated:

	Fiscal Year Ended
	January 30, 2026	% Change	January 31, 2025	% Change	February 2, 2024

	(in millions, except percentages)
Net revenue:
AI-optimized servers	$24,683	166%	$9,286	396%	$1,873
Traditional servers and networking	19,512	9%	17,850	13%	15,751
Servers and networking	44,195	63%	27,136	54%	17,624
Storage	16,631	1%	16,457	1%	16,261
Total ISG net revenue	$60,826	40%	$43,593	29%	$33,885

Operating income:
ISG operating income	$7,111	27%	$5,579	30%	$4,286
% of segment net revenue	11.7%		12.8%		12.6%

Net Revenue — During Fiscal 2026, ISG net revenue increased 40%, driven primarily by strength in our AI-optimized servers offerings and, to a lesser extent, our traditional servers and networking offerings.

AI-optimized servers net revenue increased 166% and 396% during Fiscal 2026 and Fiscal 2025, respectively, primarily driven by an increase in units sold as a result of significant increased demand for our AI-optimized servers offerings for both periods.

Traditional servers and networking net revenue increased 9% and 13% during Fiscal 2026 and Fiscal 2025, respectively, primarily due to an increase in the average selling price of our traditional servers and networking offerings, partially offset by a decline in units sold for both periods. The increase in the average selling price was primarily driven by richer configurations for both periods.

During Fiscal 2026, storage net revenue increased 1% primarily due to an increase in our core storage offerings.

From a geographical perspective, ISG net revenue during Fiscal 2026 increased in the Americas, driven by our AI-optimized servers offerings and, to a lesser extent, in EMEA and APJ.

Operating Income — During Fiscal 2026, ISG operating income as a percentage of net revenue decreased 110 basis points to 11.7%, due to a decline in gross margin rate that outpaced the decline in operating expense rate. Gross margin rate decreased primarily as the result of a shift in mix towards our AI-optimized servers offerings. Operating expense rate declined primarily due to strong ISG net revenue growth coupled with continued disciplined cost management.

Client Solutions Group

The following table presents net revenue and operating income attributable to CSG for the periods indicated:

	Fiscal Year Ended
	January 30, 2026	% Change	January 31, 2025	% Change	February 2, 2024

	(in millions, except percentages)
Net revenue:
Commercial	$44,062	8%	$40,844	3%	$39,814
Consumer	6,922	(8)%	7,549	(17)%	9,102
Total CSG net revenue	$50,984	5%	$48,393	(1)%	$48,916

Operating income:
CSG operating income	$2,833	(5)%	$2,972	(20)%	$3,712
% of segment net revenue	5.6%		6.1%		7.6%

Net Revenue — During Fiscal 2026, CSG net revenue increased 5%, driven by strength in our commercial offerings, partially offset by lower demand for our consumer offerings.

During Fiscal 2026, commercial net revenue increased 8% primarily due to an increase in units sold and richer configurations, partially offset by a decline in average selling prices.

Consumer net revenue decreased 8% during Fiscal 2026 due to a decline in average selling prices and units sold. The decline in average selling prices for our consumer offerings was primarily driven by lower attach rates and mix of configurations.

From a geographical perspective, net revenue attributable to CSG during Fiscal 2026 increased in EMEA and the Americas and, to a lesser extent, in APJ.

Operating Income — During Fiscal 2026, CSG operating income as a percentage of net revenue decreased 50 basis points to 5.6%. The decline in operating income rate during Fiscal 2026 was primarily due to a decline in gross margin rate driven by a change in mix within our offerings.

OTHER BALANCE SHEET ITEMS

Accounts Receivable

We sell products and services directly to customers and through a variety of sales channels, including retail distribution. Our accounts receivable, net was $17.6 billion and $10.3 billion as of January 30, 2026 and January 31, 2025, respectively. The increase in accounts receivable, net was primarily driven by an increase in net revenue largely due to our AI-optimized servers offerings. We maintain an allowance for expected credit losses to cover receivables that may be deemed uncollectible. The allowance for expected credit losses is an estimate based on an analysis of historical loss experience, current receivables aging, and management’s assessment of current conditions and its reasonable and supportable expectation of future conditions, as well as specific identifiable customer accounts considered at risk or uncollectible. As of January 30, 2026 and January 31, 2025, the allowance for expected credit losses was $77 million and $63 million, respectively. Based on our assessment, we believe that we are adequately reserved for expected credit losses.

Dell Financial Services and Financing Receivables

We offer or arrange a portfolio of payment and consumption solutions and services for our customers globally, including as-a-Service, subscription, utility, leases, and loans, designed to match customers' consumption and financing preferences. We believe these options provide operational and financial flexibility and strengthen our customer relationships. To support financing solutions and services as part of the portfolio, DFS originates, collects, and services customer receivables primarily related to the purchase of our product and services solutions. New financing originations were $11.9 billion for Fiscal 2026 and $8.4 billion for both Fiscal 2025 and Fiscal 2024.

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

As of January 30, 2026 and January 31, 2025, our financing receivables, net were $14.3 billion and $11.2 billion, respectively. The increase in financing receivables, net was primarily attributable to our AI-optimized servers offerings. We maintain an allowance to cover expected financing receivables credit losses and evaluate credit loss expectations based on our total portfolio. The principal charge-off rate for our financing receivables portfolio was 0.2%, 0.6%, and 0.5% for Fiscal 2026, Fiscal 2025, and Fiscal 2024, respectively. The credit quality of our financing receivables remains strong due to the mix of high-quality commercial accounts in our portfolio. We continue to monitor broader economic indicators and their potential impact on future credit loss performance. We have an extensive process to manage our exposure to customer credit risk that includes active management of credit lines and collection activities. We also sell select fixed-term financing receivables without recourse to unrelated third parties on a periodic basis, primarily to manage certain concentrations of customer credit exposure. Based on our assessment of the customer financing receivables, we believe that we are adequately reserved.

We retain a residual interest in equipment leased under our lease programs. As of January 30, 2026 and January 31, 2025, the residual interest recorded as part of financing receivables was $198 million and $168 million, respectively. The amount of the residual interest is established at the inception of the lease based upon estimates of the value of the equipment at the end of the lease term using historical studies, industry data, and future value-at-risk demand valuation methods. On a quarterly basis, we assess the carrying amount of our recorded residual values for expected losses. Generally, expected losses as a result of residual value risk on equipment under lease are not considered to be significant primarily because of the existence of a secondary market with respect to the equipment. Further, the lease agreement defines applicable return conditions and remedies for non-compliance to ensure that the leased equipment will be in good operating condition upon return. No expected losses were recorded related to residual assets during Fiscal 2026 and Fiscal 2025.

As of January 30, 2026 and January 31, 2025, equipment under operating leases, net was $2.5 billion and $2.2 billion, respectively. We assess the carrying amount of the equipment under operating leases for impairment whenever events or circumstances may indicate that an impairment has occurred. No material impairment losses were recorded related to such equipment during Fiscal 2026, Fiscal 2025, and Fiscal 2024.

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

The following table presents our cash and cash equivalents as well as our available borrowings as of the dates indicated:

	January 30, 2026	January 31, 2025

	(in millions)
Cash and cash equivalents, and available borrowings:
Cash and cash equivalents	$11,528	$3,633
Remaining available borrowings under the revolving credit facility	5,886	5,999
Total cash and cash equivalents, and available borrowings	$17,414	$9,632

During Fiscal 2026, cash and cash equivalents increased by $7.9 billion primarily due to an increase in cash flows from operations, net debt from the issuance of Senior Notes and DFS debt, and the proceeds from the sale of Secureworks, the effects of which were partially offset by the return of capital to our stockholders, capital expenditures, and payments to settle employee tax withholdings on stock-based compensation.

As of January 30, 2026, our revolving credit facility had a maximum capacity of $6.0 billion. Available borrowings under this facility are reduced by draws on the facility and outstanding letters of credit. As of January 30, 2026, there were no borrowings outstanding under the facility and remaining available borrowings totaled approximately $5.9 billion. The facility also acts as a backstop to provide liquidity support for our commercial paper program.

We maintain a commercial paper program under which we may issue unsecured notes in a maximum aggregate face amount of $5.0 billion outstanding at any time, with maturities of up to 397 days from the date of issue. As of January 30, 2026, we had no outstanding issuances under the program.

We may regularly use our available borrowings from the revolving credit facility and issuances under the commercial paper program, generally on a short-term basis, for general corporate purposes. See the following discussion for additional information about our debt.

Debt

The following table presents our outstanding debt as of the dates indicated:

	January 30, 2026	Change	January 31, 2025

	(in millions)
Core debt
Senior Notes	$21,573	$6,500	$15,073
Legacy Notes	952	—	952
DFS allocated debt	(5,507)	(2,479)	(3,028)
Total core debt	17,018	4,021	12,997
DFS related debt
DFS debt	9,139	428	8,711
DFS allocated debt	5,507	2,479	3,028
Total DFS related debt	14,646	2,907	11,739
Other	99	47	52
Total debt, principal amount	31,763	6,975	24,788
Carrying value adjustments	(260)	(39)	(221)
Total debt, carrying value	$31,503	$6,936	$24,567

The outstanding principal amount of our total debt increased $7.0 billion to $31.8 billion as of January 30, 2026, driven primarily by an increase in net debt from the issuance of Senior Notes and, to a lesser extent, DFS debt.

Subsequent to the close of the fiscal year ended January 30, 2026, we repaid the remaining outstanding $0.5 billion principal amount of 6.02% Senior Notes due June 2026.

We define core debt as the total principal amount of our debt, less DFS related debt and other debt. Our core debt was $17.0 billion and $13.0 billion as of January 30, 2026 and January 31, 2025, respectively. See Note 7 of the Notes to the Consolidated Financial Statements included in this report for additional information about our debt.

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

The following table presents DFS owned assets as of the dates indicated:

	January 30, 2026	January 31, 2025

	(in millions)
Financing receivables, net	$14,280	$11,231
Equipment under operating leases, net	2,459	2,185
DFS owned assets	$16,739	$13,416

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

Cash Flows

The following table presents a summary of our Consolidated Statements of Cash Flows for the periods indicated:

	Fiscal Year Ended
	January 30, 2026	January 31, 2025	February 2, 2024

	(in millions)
Net change in cash from:
Operating activities	$11,185	$4,521	$8,676
Investing activities	(2,055)	(2,215)	(2,783)
Financing activities	(1,464)	(5,815)	(7,094)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	221	(179)	(186)
Change in cash, cash equivalents, and restricted cash	$7,887	$(3,688)	$(1,387)

Operating Activities — Cash provided by operating activities was $11.2 billion during Fiscal 2026 and was driven by net revenue growth, profitability, and working capital dynamics, partially offset by higher financing receivables. Financing receivables and working capital were primarily affected by increased demand for our AI-optimized servers offerings. During Fiscal 2025, cash provided by operating activities was $4.5 billion and was driven by profitability, partially offset by working capital dynamics. Working capital was primarily impacted by AI dynamics, which led to higher inventory, accounts receivable, and accounts payable levels.

Investing Activities — Investing activities primarily consist of cash used to fund capital expenditures for property, plant, and equipment inclusive of equipment under operating leases and equipment used to support our as-a-Service offerings, which we refer to collectively as assets in a customer contract. Additional activities may include capitalized software development costs, the maturities, sales, and purchases of investments, and acquisitions and divestitures. Cash used in investing activities was $2.1 billion during Fiscal 2026 and consisted of cash used for capital expenditures, partially offset by cash proceeds from the sale of Secureworks. Cash used in investing activities was $2.2 billion during Fiscal 2025 and was primarily used for capital expenditures.

Financing Activities — Financing activities primarily consist of the proceeds and repayments of debt and return of capital to our stockholders. Cash used in financing activities was $1.5 billion during Fiscal 2026 and primarily consisted of repurchases of common stock, inclusive of payments to settle employee tax withholdings on stock-based compensation, and the payment of quarterly dividends, partially offset by net proceeds from the issuance of Senior Notes and DFS debt. Cash used in financing activities was $5.8 billion during Fiscal 2025 and primarily consisted of repurchases of common stock, inclusive of payments to settle employee tax withholdings on stock-based compensation, net repayments on our DFS debt and Senior Notes, and the payment of quarterly dividends.

DFS Cash Flow Impacts — DFS offerings are initially funded through cash on hand at the time of origination, some of which is subsequently replaced with financing. For offerings that qualify as sales-type leases, the initial funding of financing receivables is reflected as an impact to cash flows from operations. For offerings that qualify as operating leases, the initial funding is classified as a capital expenditure and reflected as cash flows used in investing activities. DFS new financing originations were $11.9 billion during Fiscal 2026 and $8.4 billion during both Fiscal 2025 and Fiscal 2024. As of January 30, 2026, we had $14.3 billion of total net financing receivables and $2.5 billion of equipment under operating leases, net.

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

Material Capital Commitments and Cash Requirements

Our material capital commitments include the following:

Capital Expenditures — We spent $2.6 billion and $2.7 billion during Fiscal 2026 and Fiscal 2025, respectively, on property, plant, and equipment and capitalized software development costs. Of total expenditures incurred, funding of assets in a customer contract totaled $1.4 billion and $1.3 billion during Fiscal 2026 and Fiscal 2025, respectively. Product demand, product mix, the use of contract manufacturers, and ongoing investments in operating and information technology infrastructure influence the level and prioritization of our capital expenditures.

Repurchases of Common Stock — On September 23, 2021, our Board of Directors approved a stock repurchase program with no fixed expiration date under which we were authorized to repurchase a specified dollar value of Class C Common Stock, exclusive of any fees, commissions, or other expenses related to such repurchases. As of January 30, 2026, our Board of Directors authorized the repurchase of up to $20 billion of Class C Common Stock and on February 26, 2026, subsequent to the close of Fiscal 2026, authorized an additional $10 billion of Class C Common Stock for repurchase. Following the February 26, 2026 approval, we had approximately $15.2 billion of authorized shares remaining for repurchase under the program.

During Fiscal 2026, we repurchased approximately 54 million shares of Class C Common Stock for a total purchase price of approximately $6.0 billion. During Fiscal 2025, we repurchased approximately 22 million shares of Class C Common Stock for a total purchase price of approximately $2.6 billion.

Dividend Payments — During Fiscal 2026 and Fiscal 2025, we paid $1.5 billion and $1.3 billion, respectively, in dividends and dividend equivalents at a rate of $0.525 per share per fiscal quarter and $0.445 per share per fiscal quarter, respectively.

On February 26, 2026, subsequent to the close of Fiscal 2026, we announced that the Board of Directors approved a 20% increase in the dividend rate to $0.630 per share per fiscal quarter beginning in the first quarter of Fiscal 2027.

Additionally, our material cash requirements include the following contractual obligations:

Debt — Our expected principal cash payments on borrowings are exclusive of discounts and premiums. As of January 30, 2026, the Company had outstanding debt in an aggregate principal amount of $31.8 billion, with $8.0 billion payable within 12 months. Included within the aggregate principal amount was $22.6 billion of corporate and other debt with varying maturities, with $2.3 billion payable within 12 months, and $9.1 billion of DFS debt, with $5.7 billion payable within 12 months.

As of January 30, 2026, future interest payments associated with outstanding debt were $9.1 billion, with $1.4 billion payable within 12 months. Included within total future interest payments are $8.7 billion of payments related to corporate and other debt, with $1.1 billion payable within 12 months, and $0.4 billion of payments related to our DFS debt, with $0.3 billion payable within 12 months.

Purchase Obligations — Purchase obligations are defined as contractual obligations to purchase goods or services that are enforceable and legally binding on us. These obligations specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Purchase obligations include the non-cancelable portion or the minimum cancellation fee under the contract and do not include contracts that may be canceled without penalty.

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

To meet growing demand, we have increased, and expect we will continue to increase, our purchases of certain components with suppliers, resulting in increased purchase obligations. As of January 30, 2026, the Company had purchase obligations of $18.8 billion, with $16.8 billion payable within 12 months.

Operating Leases — We lease property and equipment, warehouses, and office space under non-cancelable leases. Certain of these leases obligate us to pay taxes, maintenance, and repair costs. As of January 30, 2026, the Company had operating lease obligations of $0.8 billion, with $0.2 billion payable within 12 months. See Note 6 of the Notes to the Consolidated Financial Statements included in this report for additional information about our leasing transactions in which we are the lessee.

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

The following table presents summarized results of operations information for the Obligor Group for the period indicated:

Fiscal Year Ended
January 30, 2026
(in millions)
Net revenue	$7,769
Gross margin	4,011
Operating income	966
Interest and other, net	(4,063)
Loss before income taxes	$(3,097)
Net loss attributable to Obligor Group (a)	$(2,312)
____________________
(a)Includes net loss from intercompany transactions with Non-Obligor Subsidiaries of $4,706 million, which primarily consists of interest expense, shared services, and the resale of solutions.

The following table presents summarized balance sheet information for the Obligor Group as of the dates indicated:

	January 30, 2026	January 31, 2025

	(in millions)
ASSETS
Current assets	$2,470	$3,132
Intercompany receivables	317	175
Short-term intercompany loan receivables	306	—
Total current assets	3,093	3,307
Goodwill and intangible assets	13,788	14,073
Other non-current assets	3,319	3,412
Total assets	$20,200	$20,792
LIABILITIES
Current liabilities	$6,037	$4,097
Long-term debt	20,035	15,824
Long-term intercompany loan payables	44,825	44,516
Other non-current liabilities	3,293	3,339
Total liabilities	$74,190	$67,776

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

Judgment is required when determining the SSP of our performance obligations. If the observable price is available, we utilize that price for the SSP. If the observable price is not available, the SSP must be estimated by considering multiple factors, including, but not limited to, pricing practices, internal costs, and profit objectives as well as overall market and industry conditions, which include geographic or regional specific factors, competitive positioning, and competitor actions. Our SSP estimates rely, in part, on company pricing trends. Market conditions could impact the selling price in the current period which may not be reflective of trends, and could lead to revenue timing, classification, and segment differences when compared to similar contracts in other periods. SSP for our performance obligations is periodically reassessed.

For transactions that involve a third party, we evaluate whether we are acting as the principal or the agent in the transaction. This determination requires significant judgment and impacts the amount and timing of revenue recognized. If we determine that we control a good or service before it is transferred to the customer, we are acting as the principal and recognize revenue at the gross amount of consideration we are entitled to from the customer. Indicators that we control a good or service before transferring to a customer include, but are not limited to, Dell Technologies being the primary obligor to the customer, establishing our own pricing, and having inventory and credit risks.

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

For our annual impairment assessment during the third quarter of Fiscal 2026, we performed a qualitative assessment and determined that it was more likely than not that the estimated fair values of each of the reporting units and indefinite-lived assets were higher than their respective carrying values. For more information about our goodwill and intangible assets, see Note 9 of the Notes to the Consolidated Financial Statements included in this report.

Income Taxes — We are subject to income tax in the United States and numerous foreign jurisdictions. Significant judgments are required in determining the consolidated provision for income taxes. We calculate a provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes. We account for the tax impact of including Global Intangible Low-Taxed Income (“GILTI”) in U.S. taxable income as a period cost. We provide related valuation allowances for deferred tax assets, where appropriate. Significant judgment is required in determining any valuation allowance against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence for each jurisdiction, including past operating results, estimates of future taxable income, and the feasibility of ongoing tax planning strategies. In the event we determine that all or part of the net deferred tax assets are not realizable in the future, we will make an adjustment to the valuation allowance that would be charged to earnings in the period such a determination is made.

Significant judgment is also required in evaluating our uncertain tax positions. Although we believe our tax return positions are sustainable, we recognize tax benefits from uncertain tax positions in the financial statements only when it is more likely than not that the positions will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits and a consideration of the relevant taxing authority’s administrative practices and precedents. To the extent that the final tax outcome of these matters is different from the amounts recorded, such differences will impact the provision for income taxes in the period in which such a determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest and penalties. We believe we have provided adequate reserves for all uncertain tax positions.

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

Foreign Currency Risk

During Fiscal 2026, the principal foreign currencies in which Dell Technologies transacted business were the Euro, Indian Rupee, Japanese Yen, British Pound, Canadian Dollar, and Australian Dollar. The objective of Dell Technologies in managing its exposures to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations associated with foreign currency exchange rate changes on earnings and cash flows. Accordingly, Dell Technologies utilizes foreign currency option contracts and forward contracts to hedge its exposure on forecasted transactions and firm commitments for certain currencies. Dell Technologies monitors its foreign currency exchange exposures to ensure the overall effectiveness of its foreign currency hedge positions. However, there can be no assurance that the foreign currency hedging activities will continue to substantially offset the impact of fluctuations in currency exchange rates on Dell Technologies’ results of operations and financial position in the future.

Based on the outstanding foreign currency hedge instruments of Dell Technologies, which include designated and non-designated instruments, there was a maximum potential one-day loss in fair value at a 95% confidence level of approximately $6 million as of January 30, 2026 and approximately $9 million as of January 31, 2025, using a Value-at-Risk (“VAR”) model. By using market implied rates and incorporating volatility and correlation among the currencies of a portfolio, the VAR model simulates 10,000 randomly generated market prices and calculates the difference between the fifth percentile and the average as the Value-at-Risk. The VAR model is a risk estimation tool and is not intended to represent actual losses in fair value that could be incurred. Additionally, as Dell Technologies utilizes foreign currency instruments for hedging forecasted and firmly committed transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying exposure.

Interest Rate Risk

Dell Technologies is primarily exposed to interest rate risk related to its variable-rate debt portfolio and fixed-rate debt which has been converted to variable-rate debt through the use of derivative instruments. As of January 30, 2026, interest rate risk exposure is related to DFS borrowings.

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

As of January 30, 2026, borrowings exposed to interest rate fluctuations were $3.0 billion relative to total borrowings of $31.5 billion, and accrued interest at an annual rate between 2.96% and 4.82%. Based on this debt outstanding as of January 30, 2026, a 100 basis point increase in interest rates would have resulted in an increase of approximately $30 million in annual interest expense.

By comparison, as of January 31, 2025, borrowings exposed to interest rate fluctuations were $2.6 billion relative to total borrowings of $24.6 billion, and accrued interest at an annual rate between 3.65% and 6.53%. Based on this debt outstanding as of January 31, 2025, a 100 basis point increase in interest rates would have resulted in an increase of approximately $26 million in annual interest expense.

For more information about our debt and use of derivative instruments, see Note 5, Note 7, and Note 8 of the Notes to the Consolidated Financial Statements included in this report.

Equity Price Risk

Strategic Investments — Our strategic investments include primarily early-stage, privately-held companies that are considered to be in the start-up or development stages and are inherently risky. The technologies or products these companies have under development are typically in the early stages and may never materialize, which could result in a loss of a substantial part of our initial investment in the companies. We record these investments at cost, less impairment, adjusted for observable price changes. The evaluation is based on information provided by these companies, which are not subject to the same disclosure obligations as U.S. publicly-traded companies, and, accordingly, the basis for these evaluations is subject to the timing and accuracy of the data provided. As of January 30, 2026 and January 31, 2025, we held strategic investments in non-marketable securities of $1.6 billion and $1.5 billion, respectively.

See Note 4 of the Notes to the Consolidated Financial Statements included in this report for additional information.

ITEM 8 — FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Dell Technologies Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial position of Dell Technologies Inc. and its subsidiaries (the “Company”) as of January 30, 2026 and January 31, 2025, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended January 30, 2026, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 30, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 30, 2026 and January 31, 2025, and the results of its operations and its cash flows for each of the three years in the period ended January 30, 2026 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition for Certain Products and Services

As described in Note 2 to the consolidated financial statements, the Company sells a wide portfolio of products and services to its customers. The Company’s contracts with customers often include the promise to transfer multiple goods and services to the customer. Distinct promises within a contract are referred to as “performance obligations” and are accounted for as separate units of account. The Company’s performance obligations include various distinct goods and services such as hardware, software licenses, support and maintenance agreements, and other service offerings and solutions. The Company recognizes revenue when obligations under the terms of the contract with the Company’s customer are satisfied, either over time or at a point in time, depending on when the underlying products or services are transferred to the customer. For the year ended January 30, 2026, the Company’s total net revenue was $113.5 billion, of which the majority relates to certain product and services revenue.

The principal consideration for our determination that performing procedures relating to revenue recognition for certain products and services is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others, (i) testing the completeness and accuracy of management’s identification of performance obligations by examining revenue contracts on a test basis; (ii) testing a sample of revenue transactions by obtaining and inspecting source documents, such as executed contracts, purchase orders, invoices, and proof of delivery; and (iii) confirming a sample of outstanding customer invoice balances as of January 30, 2026 and, for confirmations not returned, obtaining and inspecting source documents, such as executed contracts, purchase orders, invoices, proof of delivery, and subsequent cash receipts.

/s/ PricewaterhouseCoopers LLP

Austin, Texas
March 16, 2026

We have served as the Company’s auditor since 1986.

DELL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in millions)

	January 30, 2026	January 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$11,528	$3,633
Accounts receivable, net of allowance of $77 and $63	17,585	10,298
Short-term financing receivables, net of allowance of $121 and $78	8,458	5,304
Inventories	10,437	6,716
Other current assets	9,594	9,610
Current assets held for sale	—	668
Total current assets	57,602	36,229
Property, plant, and equipment, net	6,676	6,336
Long-term investments	1,730	1,496
Long-term financing receivables, net of allowance of $92 and $75	5,822	5,927
Goodwill	19,547	19,120
Intangible assets, net	4,533	4,988
Other non-current assets	5,376	5,650
Total assets	$101,286	$79,746
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$7,990	$5,204
Accounts payable	33,630	20,832
Accrued and other	8,315	6,597
Short-term deferred revenue	13,334	13,673
Current liabilities held for sale	—	221
Total current liabilities	63,269	46,527
Long-term debt	23,513	19,363
Long-term deferred revenue	13,596	12,292
Other non-current liabilities	3,378	2,951
Total liabilities	$103,756	$81,133
Commitments and contingencies (Note 11)
Stockholders’ equity (deficit):
Common stock and capital in excess of $0.01 par value	$9,457	$9,119
Treasury stock at cost	(14,533)	(8,502)
Retained earnings (accumulated deficit)	3,325	(1,160)
Accumulated other comprehensive loss	(719)	(939)
Total Dell Technologies Inc. stockholders’ equity (deficit)	(2,470)	(1,482)
Non-controlling interests	—	95
Total stockholders’ equity (deficit)	(2,470)	(1,387)
Total liabilities and stockholders’ equity	$101,286	$79,746

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)

	Fiscal Year Ended
	January 30, 2026	January 31, 2025	February 2, 2024
Net revenue:
Products	$90,405	$71,420	$64,353
Services	23,133	24,147	24,072
Total net revenue	113,538	95,567	88,425
Cost of net revenue (a):
Products	78,057	60,162	53,116
Services	12,774	14,155	14,240
Total cost of net revenue	90,831	74,317	67,356
Gross margin	22,707	21,250	21,069
Operating expenses:
Selling, general, and administrative	11,416	11,952	12,857
Research and development	3,142	3,061	2,801
Total operating expenses	14,558	15,013	15,658
Operating income	8,149	6,237	5,411
Interest and other, net	(886)	(1,189)	(1,324)
Income before income taxes	7,263	5,048	4,087
Income tax expense	1,327	472	715
Net income	5,936	4,576	3,372
Less: Net loss attributable to non-controlling interests	—	(16)	(16)
Net income attributable to Dell Technologies Inc.	$5,936	$4,592	$3,388

Earnings per share attributable to Dell Technologies Inc.
Basic	$8.79	$6.51	$4.71
Diluted	$8.68	$6.38	$4.60

(a) Includes related party cost of net revenue as follows (Note 19):
Products	$—	$—	$1,010
Services	$—	$—	$2,810

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Fiscal Year Ended
	January 30, 2026	January 31, 2025	February 2, 2024
Net income	$5,936	$4,576	$3,372

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	450	(268)	(8)
Cash flow hedges:
Change in unrealized gains (losses)	(432)	246	85
Reclassification adjustment for net (gains) losses included in net income	198	(111)	107
Net change in cash flow hedges	(234)	135	192
Pension and other postretirement plans:
Recognition of actuarial net gains (losses) from pension and other postretirement plans	(2)	—	15
Reclassification adjustments for net (gains) losses from pension and other postretirement plans	(2)	(6)	2
Net change in actuarial net gains (losses) from pension and other postretirement plans	(4)	(6)	17

Total other comprehensive income (loss), net of tax expense (benefit) of $(22), $9, and $15 respectively	212	(139)	201
Comprehensive income, net of tax	6,148	4,437	3,573
Less: Net loss attributable to non-controlling interests	—	(16)	(16)
Comprehensive income attributable to Dell Technologies Inc.	$6,148	$4,453	$3,589

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Fiscal Year Ended
	January 30, 2026	January 31, 2025	February 2, 2024
Cash flows from operating activities:
Net income	$5,936	$4,576	$3,372
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,029	3,123	3,303
Stock-based compensation expense	723	785	878
Deferred income taxes	(60)	(208)	(91)
Other, net	714	453	609
Changes in assets and liabilities:
Accounts receivable	(7,022)	(1,295)	2,977
Financing receivables	(2,740)	(951)	309
Inventories	(3,987)	(3,515)	975
Other assets and liabilities	1,966	2,347	(1,484)
Due from/to related party, net	—	—	(652)
Accounts payable	12,665	1,703	(498)
Deferred revenue	(39)	(2,497)	(1,022)
Change in cash from operating activities	11,185	4,521	8,676
Cash flows from investing activities:
Purchases of investments	(197)	(125)	(172)
Maturities and sales of investments	246	382	226
Capital expenditures and capitalized software development costs	(2,633)	(2,652)	(2,756)
Acquisition of businesses and assets, net	(84)	—	(126)
Divestitures of businesses and assets, net	533	—	—
Other	80	180	45
Change in cash from investing activities	(2,055)	(2,215)	(2,783)
Cash flows from financing activities:
Proceeds from the issuance of common stock	5	1	10
Repurchases of common stock	(6,014)	(2,588)	(2,080)
Repurchases of common stock for employee tax withholdings	(390)	(577)	(372)
Payments of dividends and dividend equivalents	(1,459)	(1,275)	(1,072)
Proceeds from debt	15,004	9,258	7,775
Repayments of debt	(8,522)	(10,570)	(11,246)
Debt-related costs and other, net	(88)	(64)	(109)
Change in cash from financing activities	(1,464)	(5,815)	(7,094)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	221	(179)	(186)
Change in cash, cash equivalents, and restricted cash	7,887	(3,688)	(1,387)
Cash, cash equivalents, and restricted cash at beginning of the period	3,819	7,507	8,894
Cash, cash equivalents, and restricted cash at end of the period	$11,706	$3,819	$7,507
Income tax paid	$1,261	$555	$1,379
Interest paid	$1,354	$1,304	$1,438
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

DELL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in millions, except per share amounts; continued on next page)

	Common Stock and Capital in Excess of Par Value		Treasury Stock
	Issued Shares	Amount	Shares	Amount	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Dell Technologies Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Stockholders’ Equity (Deficit)
Balances as of February 2, 2024	821	$8,926	116	$(5,900)	$(4,453)	$(800)	$(2,227)	$95	$(2,132)
Net income	—	—	—	—	4,592	—	4,592	(16)	4,576
Dividends and dividend equivalents declared ($1.78 per common share)	—	—	—	—	(1,299)	—	(1,299)	—	(1,299)
Foreign currency translation adjustments	—	—	—	—	—	(268)	(268)	—	(268)
Cash flow hedges, net change	—	—	—	—	—	135	135	—	135
Pension and other post-retirement	—	—	—	—	—	(6)	(6)	—	(6)
Issuance of common stock, net of shares repurchased for employee tax withholding	13	(567)	—	—	—	—	(567)	—	(567)
Stock-based compensation expense	—	749	—	—	—	—	749	36	785
Treasury stock repurchases	—	—	22	(2,602)	—	—	(2,602)	—	(2,602)
Impact from equity transactions of non-controlling interests	—	11	—	—	—	—	11	(20)	(9)
Balances as of January 31, 2025	834	$9,119	138	$(8,502)	$(1,160)	$(939)	$(1,482)	$95	$(1,387)

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(continued; in millions, except per share amounts)

	Common Stock and Capital in Excess of Par Value		Treasury Stock
	Issued Shares	Amount	Shares	Amount	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Dell Technologies Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Stockholders’ Equity (Deficit)
Balances as of January 31, 2025	834	$9,119	138	$(8,502)	$(1,160)	$(939)	$(1,482)	$95	$(1,387)
Net income	—	—	—	—	5,936	—	5,936	—	5,936
Dividends and dividend equivalents declared ($2.10 per common share)	—	—	—	—	(1,451)	—	(1,451)	—	(1,451)
Foreign currency translation adjustments	—	—	—	—	—	450	450	—	450
Cash flow hedges, net change	—	—	—	—	—	(234)	(234)	—	(234)
Pension and other post-retirement	—	—	—	—	—	(4)	(4)	—	(4)
Issuance of common stock, net of shares repurchased for employee tax withholding	10	(385)	—	—	—	—	(385)	—	(385)
Stock-based compensation expense	—	723	—	—	—	—	723	—	723
Treasury stock repurchases	—	—	54	(6,031)	—	—	(6,031)	—	(6,031)
Sale of SecureWorks Corp.	—	—	—	—	—	8	8	(95)	(87)
Balances as of January 30, 2026	844	$9,457	192	$(14,533)	$3,325	$(719)	$(2,470)	$—	$(2,470)

The accompanying notes are an integral part of these Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — OVERVIEW AND BASIS OF PRESENTATION

Dell Technologies is a leader in the global technology industry that designs, develops, manufactures, markets, sells, and supports a wide range of comprehensive and integrated solutions, products, and services. Dell Technologies offerings include servers, networking, storage, cloud solutions, desktops, notebooks, services, software, branded peripherals, and third-party software and peripherals. References in these Notes to the Consolidated Financial Statements to the “Company” or “Dell Technologies” mean Dell Technologies Inc. individually and together with its consolidated subsidiaries.

Basis of Presentation — These Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The Company’s fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. The fiscal years ended January 30, 2026, January 31, 2025, and February 2, 2024 may be referred to as “Fiscal 2026,” “Fiscal 2025,” and “Fiscal 2024,” respectively. All fiscal years presented included 52 weeks.

Secureworks — On February 3, 2025, the sale of SecureWorks Corp. (“Secureworks”) to Sophos Inc., an affiliate of Thoma Bravo, L.P., was completed in an all-cash transaction for a purchase price of approximately $0.9 billion. The Company received total cash consideration for the equity interest held in Secureworks of approximately $0.6 billion, resulting in a gain on sale of $0.2 billion recognized in interest and other, net in the Consolidated Statements of Income for the fiscal year ended January 30, 2026. Prior to the sale, Secureworks’ operating results were included within Corporate and other and did not qualify for presentation as a discontinued operation. Additionally, the Company reclassified Secureworks’ assets and liabilities as current assets held for sale and current liabilities held for sale in the accompanying Consolidated Statements of Financial Position as of January 31, 2025.

The Company previously held approximately 78.6% of the outstanding equity interest in Secureworks as of January 31, 2025. The portion of the results of operations of Secureworks allocable to its other owners was shown as net loss attributable to non-controlling interests in the Consolidated Statements of Income, as an adjustment to net income attributable to Dell Technologies stockholders. The non-controlling interests’ share of equity in Secureworks was reflected as non-controlling interests in the Consolidated Statements of Financial Position and was $95 million as of January 31, 2025.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — These Consolidated Financial Statements include the accounts of Dell Technologies and its wholly-owned subsidiaries, as well as the accounts of Secureworks, which, as indicated in Note 1 of the Notes to the Consolidated Financial Statements, was majority-owned by Dell Technologies until its sale on February 3, 2025. All intercompany transactions have been eliminated.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Accounting for Operating Leases as a Lessee — In its ordinary course of business, the Company enters into leases as a lessee for property and equipment, warehouses, and office space. The Company determines if an arrangement is a lease or contains a lease at inception. The Company’s leases are generally classified as operating leases. The Company does not have any material finance leases. Operating leases result in the recognition of right of use (“ROU”) assets and lease liabilities on the Consolidated Statements of Financial Position. ROU assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease, measured on a discounted basis. At lease commencement, the lease liability is measured at the present value of the lease payments over the lease term. The operating lease ROU asset equals the lease liability adjusted for any initial direct costs, prepaid or deferred rent, and lease incentives. The Company uses the implicit rate when readily determinable. As most of the leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date to determine the present value of lease payments.

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

The Company’s office space agreements contain costs such as common area maintenance and other executory costs that may be either fixed or variable in nature. Variable lease costs are expensed as incurred. The Company combines lease and non-lease components, including fixed common area and other maintenance costs, in calculating the ROU assets and lease liabilities for its office space. Under certain service agreements with third-party logistics providers, the Company directs the use of the inventory within the warehouses and, therefore, controls the assets. The warehouses and some of the equipment used are considered embedded leases. The Company accounts for the lease and non-lease components separately for its warehouses and equipment. The lease components consist of the warehouses and some of the equipment, such as conveyor belts. The non-lease components consist of services and other shared equipment, such as material handling and transportation. The Company allocates the consideration to the lease and non-lease components using their relative standalone values. See Note 6 of the Notes to the Consolidated Financial Statements for additional information.

Accounting for Leases as a Lessor — The Company’s wholly-owned subsidiary Dell Financial Services and its affiliates (“DFS”) act as a lessor to provide equipment financing to customers through a variety of lease arrangements. The Company’s leases are classified as sales-type leases, direct financing leases, or operating leases. Direct financing leases are immaterial.

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

Financing Receivables — Financing receivables are presented net of allowance for losses and consist of customer receivables and residual interest. Gross customer receivables primarily include amounts due from customers under fixed-term leases, fixed-term loans, and accrued interest. The Company utilizes various credit quality indicators to assess risk and determine the appropriate allowance levels. Fixed-term leases and loans are further segregated into classes based on products, customer type, and credit risk evaluation. Fixed-term leases and loans are offered to qualified small and medium-sized businesses, large commercial accounts, governmental organizations, and educational entities. Fixed-term loans are also offered to qualified individual consumers. The Company historically offered revolving loans until these offerings were discontinued during the fiscal year ended January 31, 2025. As of January 30, 2026, the majority of customer arrangements under revolving loan offerings were transitioned to fixed-term offerings and the revolving loan portfolio is no longer a component of the Company’s financing receivables.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

As of January 30, 2026 and January 31, 2025, capitalized software development costs were $526 million and $623 million, respectively, and are included in other non-current assets in the accompanying Consolidated Statements of Financial Position. Amortization expense for the fiscal years ended January 30, 2026, January 31, 2025, and February 2, 2024 was $290 million, $325 million, and $416 million, respectively.

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

Goodwill and Intangible Assets — Identifiable intangible assets with finite lives are amortized over their estimated useful lives. Indefinite-lived intangible assets are not amortized.

Definite-lived intangible assets are reviewed for impairment when events and circumstances indicate the asset may be impaired. Goodwill and indefinite-lived intangible assets are tested for impairment annually during the third fiscal quarter and whenever events or circumstances indicate that an impairment may have occurred. The Company can elect to perform a qualitative assessment or directly perform the quantitative impairment test. If a qualitative assessment is performed and it is determined to be more likely than not that the fair value of a goodwill reporting unit or an indefinite-lived intangible asset is less than its carrying amount, the Company will then perform a quantitative test.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
If a quantitative test is performed, the fair value of each goodwill reporting unit or the indefinite-lived intangible assets is compared to the carrying value to assess for potential impairment. The fair value of each goodwill reporting unit is generally estimated using a combination of public company multiples and discounted cash flow methodologies, which utilize internal forecasts, current and anticipated economic conditions and trends, selection of market multiples through assessment of the reporting unit’s performance relative to peer competitors, the estimation of the long-term revenue growth rate and discount rate of the Company’s business, and the determination of the Company’s weighted average cost of capital. The fair value of the indefinite-lived intangible assets is generally estimated using discounted cash flow methodologies, which utilize future revenue forecasts, the estimation of the long-term revenue growth rate of the Company’s business, and the determination of the weighted average cost of capital and royalty rates.

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

Local currency transactions of international subsidiaries that have the U.S. Dollar as their functional currency are remeasured into U.S. Dollars using the current exchange rates for monetary assets and liabilities and historical exchange rates for nonmonetary assets and liabilities. Gains and losses from remeasurement of monetary assets and liabilities are included in interest and other, net on the Consolidated Statements of Income. See Note 20 of the Notes to the Consolidated Financial Statements for amounts recognized from remeasurement during the periods presented.

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

Revenue Recognition — The Company sells a wide portfolio of products and services to its customers. The Company’s agreements have varying requirements depending on the goods and services being sold, the rights and obligations conveyed, and the legal jurisdiction of the arrangement. While most of the Company’s agreements have standard terms and conditions, more complex agreements may contain nonstandard terms and conditions that require significant judgments in interpreting agreements to determine the appropriate accounting.

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

The best evidence of SSP is the observable price of a good or service when the Company sells that good or service separately in similar circumstances to similar customers. If a directly observable price is available, the Company will utilize that price for the SSP. If a directly observable price is not available, then SSP must be estimated by considering multiple factors, including, but not limited to, pricing practices, internal costs, and profit objectives as well as overall market and industry conditions, which include geographic or regional specific factors, competitive positioning, and competitor actions.

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

Services

Services revenue consists of revenue from sales of services offerings and support services, including hardware support and software support that extends beyond the Company’s standard warranties, software maintenance, and installation; professional services; training; SaaS; and IaaS. Revenue associated with undelivered performance obligations is deferred and recognized when or as control is transferred to the customer. Revenue from fixed-price support or maintenance contracts sold for both hardware and software is recognized on a straight-line basis over the period of performance because the Company is required to provide services at any given time. Other services revenue is recognized when the Company performs the services and the customer receives and consumes the benefits.

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

Disaggregation of Revenue — The Company’s revenue is presented on a disaggregated basis on the Consolidated Statements of Income and in Note 18 of the Notes to the Consolidated Financial Statements based on an evaluation of disclosures outside of the financial statements, information regularly provided to and reviewed by the Company’s Chief Operating Decision Maker (“CODM”) for evaluating the financial performance of operating segments, and other information that is used to evaluate the Company’s financial performance and make resource allocations. This information includes revenue from products and services, revenue from reportable segments, and revenue by major product categories within the segments. Given the scale and growth of the AI-optimized servers business, effective in the three months ended January 30, 2026, the Company’s servers and networking offerings were disaggregated within revenue by major product category into AI-optimized servers offerings and traditional servers and networking offerings.

Contract Assets — Contract assets are rights to consideration in exchange for goods or services that the Company has transferred to a customer when such a right is conditional on criteria other than the passage of time. Such amounts are immaterial as of January 30, 2026 and January 31, 2025.

Contract Liabilities — Contract liabilities primarily consist of deferred revenue. Deferred revenue is recorded when the Company has invoiced or payments have been received for undelivered products or services, or in situations where revenue recognition criteria have not been met. Revenue is recognized on these items when the revenue recognition criteria are met, generally resulting in ratable recognition over the contract term. Deferred revenue primarily consists of support and deployment services, software maintenance, training, Software-as-a-Service, and undelivered hardware and professional services, consisting of installations and consulting engagements. Revenue is recognized as the Company’s performance obligations under the contract are completed. See Note 10 of the Notes to the Consolidated Financial Statements for additional information about deferred revenue.

Deferred Costs — Deferred costs primarily consist of costs incurred to fulfill or obtain a contract and are included within other current assets and other non-current assets on the Consolidated Statements of Financial Position, based on when the expense is expected to be recognized.

Costs incurred to fulfill revenue-generating contracts are mainly associated with third-party software support and maintenance offerings and VMware Resale offerings discussed in Note 18 and Note 19 of the Notes to the Consolidated Financial Statements. The Company defers and subsequently amortizes these charges on a straight-line basis over the life of the contract or the average contract duration. Amortization expense is included in cost of net revenue in the Consolidated Statements of Income. Deferred costs to fulfill revenue-generating contracts as of January 30, 2026 and January 31, 2025 were $2.7 billion and $4.8 billion, respectively. Amortization of deferred costs to fulfill revenue-generating contracts during the fiscal years ended January 30, 2026, January 31, 2025, and February 2, 2024 was $6.3 billion, $7.6 billion, and $8.0 billion, respectively.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Company capitalizes incremental direct costs to obtain a contract, primarily sales commissions and employer taxes related to commission payments, if the costs are deemed to be recoverable. The Company has elected, as a practical expedient, to expense as incurred costs to obtain a contract equal to or less than one year in duration. Capitalized costs are deferred and amortized over the period of contract performance or the estimated life of the customer relationship, if renewals are expected, and are typically amortized over an average period of one to five years. Amortization expense is recognized on a straight-line basis and included in selling, general, and administrative expenses in the Consolidated Statements of Income. Deferred costs to obtain a contract as of January 30, 2026 and January 31, 2025 were $483 million and $540 million, respectively. Amortization of costs to obtain a contract during the fiscal years ended January 30, 2026, January 31, 2025, and February 2, 2024 was $305 million, $346 million, and $383 million, respectively.

The Company periodically reviews these deferred costs to determine whether events or changes in circumstances have occurred that could impact the carrying value or period of benefit of the costs to fulfill or costs to obtain a contract. There were no material impairment losses for deferred costs during the fiscal years ended January 30, 2026, January 31, 2025, and February 2, 2024.

Standard Warranty Liabilities — The Company records warranty liabilities for estimated costs of fulfilling its obligations under standard limited hardware and software warranties at the time of sale. The liabilities for standard warranties are included in accrued and other and in other non-current liabilities in the Consolidated Statements of Financial Position. The specific warranty terms and conditions vary depending upon the product sold and the country in which the Company does business, but generally include technical support, parts, and labor over a period ranging from one to three years. Factors that affect the Company’s warranty liabilities include the number of installed units currently under warranty, historical and anticipated rates of warranty claims on those units, and cost per claim to satisfy the Company’s warranty obligation. The anticipated rate of warranty claims is the primary estimate used in determining the warranty liability and is relatively predictable using historical experience of failure rates. The average remaining aggregate warranty period of the covered installed base is approximately 15 months, repair parts are generally already in stock or available at pre-determined prices, and labor rates are generally arranged at preestablished amounts with service providers. If actual results differ from the estimates, the Company revises its estimated warranty liability. Each quarter, the Company reevaluates its estimates to assess the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. See Note 20 of the Notes to the Consolidated Financial Statements for additional information about standard warranty liabilities.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Selling, General, and Administrative — Selling expenses include items such as sales salaries and commissions, marketing and advertising costs, and contractor services. Advertising costs are generally expensed as incurred in selling, general, and administrative expenses in the Consolidated Statements of Income. For the fiscal years ended January 30, 2026, January 31, 2025, and February 2, 2024, advertising expenses were $0.7 billion, $0.8 billion, and $0.9 billion, respectively. General and administrative expenses include items for the Company’s administrative functions, such as finance, legal, human resources, and information technology support. These functions include costs for items such as salaries and benefits and other personnel-related costs, maintenance and supplies, outside services, intangible asset amortization, and depreciation expense.

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

Income Taxes — The Company calculates a provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes. Deferred tax assets and liabilities are recorded using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company accounts for the tax impact of including Global Intangible Low-Taxed Income (“GILTI”) in U.S. taxable income as a period cost. The Company provides valuation allowances for deferred tax assets, where appropriate. In assessing the need for a valuation allowance, the Company considers all available evidence for each jurisdiction, including past operating results, estimates of future taxable income, and the feasibility of ongoing tax planning strategies. In the event the Company determines that all or part of the net deferred tax assets are not realizable in the future, the Company will make an adjustment to the valuation allowance that will be charged to earnings in the period in which such a determination is made.

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

Stock-Based Compensation — Stock-based compensation expense consists of equity awards granted based on the estimated fair value of those awards at grant date. Stock-based compensation expense for equity awards is recorded over the requisite service period in cost of net revenues, selling, general and administrative expense and research and development expense in the Consolidated Statements of Income based on the function of the employee. Compensation expense is recognized on a straight-line basis for equity awards with a service condition and a graded vesting basis for equity awards that contain either a performance or market condition.

The Company estimates a forfeiture rate for unvested share‑based awards and applies this rate to the recognition of stock‑based compensation expense. Forfeiture rates are estimated at grant date based on historical experience and adjusted in subsequent periods for differences in actual forfeitures from those estimates.

Equity awards with service conditions — The fair value of restricted stock units (“RSUs”) that contain only a service-based vesting condition is measured using the closing price of the Company’s Class C Common Stock as reported on the New York Stock Exchange (“NYSE”) on the grant date or most recent preceding trading day if grant date falls on a non-trading day. The resulting stock-based compensation expense is recognized over the requisite service period, which is generally three years.

Equity awards with service and performance conditions — The fair value of RSUs that contain both service and performance conditions is measured using the closing price of the Company’s Class C Common Stock as reported on the NYSE on the grant date or most recent preceding trading day if the grant date falls on a non-trading day. The resulting stock-based compensation expense is recognized over the requisite service period as long as attainment of the award remains probable. The Company periodically reassesses the probability of attainment and adjusts the related compensation expense accordingly. The requisite service period for performance-based RSUs is generally three years.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Equity awards with service and market-based performance conditions — The fair value of performance-based RSUs that contain both service and market-based performance conditions is measured on grant date using a Monte Carlo simulation model. Attainment of the market condition is reflected in the estimate of fair value on the grant date and is recognized regardless of the ultimate level of actual attainment, so long as the requisite service is provided. The requisite service period for market-based performance RSUs is generally three years.

Equity awards with service, performance, and market-based conditions — The fair value of equity awards that contain service, performance and market-based conditions is measured on the grant date using a Monte Carlo simulation model. Achievement of the market condition is reflected in the estimate of fair value on the grant date. Compensation expense for awards is recognized over the requisite service period as long as service and performance conditions are considered probable of attainment. If the service or performance conditions become improbable of attainment, compensation expense previously recognized will be reversed. Because the grant date fair value considers the market attainment probability, compensation expense recognized will not be adjusted if the market condition becomes improbable of attainment. The requisite service period for the outstanding stock option grant that contains these vesting conditions is approximately five years.

Recently Issued Accounting Pronouncements

Internal-Use Software — In September 2025, the Financial Accounting Standards Board (“FASB”) issued guidance to modernize internal-use software capitalization by removing references to software development project stages, increasing the operability of the recognition guidance permitting consideration of different methods of software development, including the agile method. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2027, with early adoption permitted. Upon adoption, the guidance may be applied prospectively, retrospectively, or through a modified approach. The Company is currently evaluating the impact and timing of adoption of this guidance.

Expense Disaggregation Disclosures — In November 2024, the FASB issued guidance to improve disclosures about a public entity’s expenses by requiring disclosure of additional information about the types of expenses commonly presented in the financial statements on an annual and interim basis. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2026, with early adoption permitted. Upon adoption, the guidance will be applied prospectively. Adoption of this new guidance will result in increased disclosures in the Notes to the Consolidated Financial Statements.

Recently Adopted Accounting Pronouncements

Income Taxes — In December 2023, the FASB issued guidance which requires companies to provide disaggregated income tax disclosures within the income tax rate reconciliation and income taxes paid. Public entities were required to adopt the new guidance for fiscal years beginning after December 15, 2024. The Company adopted this standard as of January 30, 2026 on a prospective basis. Adoption of this new guidance resulted in increased disclosures on income taxes in Note 12 and Note 20 of the Notes to the Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 3 — FAIR VALUE MEASUREMENTS

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

	January 30, 2026				January 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

	(in millions)
Assets:
Money market funds	$8,052	$—	$—	$8,052	$571	$—	$—	$571
Marketable equity and other securities	77	—	—	77	8	—	—	8
Derivative instruments	—	160	—	160	—	302	—	302
Total assets	$8,129	$160	$—	$8,289	$579	$302	$—	$881
Liabilities:
Derivative instruments	$—	$126	$—	$126	$—	$75	$—	$75
Total liabilities	$—	$126	$—	$126	$—	$75	$—	$75

The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value.

Money Market Funds — The Company’s investment in money market funds that are classified as cash equivalents hold underlying investments with a weighted average maturity of 90 days or less and are recognized at fair value. The valuations of these securities are based on quoted prices for identical assets in active markets, when available, or pricing models whereby all significant inputs are observable, or can be derived from, or corroborated by, observable market data. The Company reviews security pricing and assesses money market fund liquidity on a quarterly basis. As of January 30, 2026, the Company’s portfolio had no exposure to money market funds with a fluctuating net asset value.

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

Deferred Compensation Plans — The Company offers deferred compensation plans for eligible employees which allow participants to defer a portion of their compensation. Assets and liabilities associated with the plans are measured at fair value using Level 1 inputs. Assets were the same as liabilities associated with the plans at approximately $274 million and $244 million as of January 30, 2026 and January 31, 2025, respectively, and are included in other assets and other liabilities on the Consolidated Statements of Financial Position. The net impact on the Consolidated Statements of Income is not material since changes in the fair value of the assets substantially offset changes in the fair value of the liabilities. As such, assets and liabilities associated with these plans have not been included in the recurring fair value table above.

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

Carrying Value and Estimated Fair Value of Outstanding Debt — The following table presents the carrying value and estimated fair value of the Company’s outstanding debt as described in Note 7 of the Notes to the Consolidated Financial Statements, including the current portion, as of the dates indicated:

	January 30, 2026		January 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value

	(in billions)
Senior Notes	$21.4	$21.8	$15.0	$15.0
Legacy Notes	$0.9	$1.0	$0.9	$1.0
DFS Debt	$9.1	$8.9	$8.7	$8.5

The fair values of the outstanding debt shown in the table above were determined based on observable market prices in a less active market or based on valuation methodologies using observable inputs and were categorized as Level 2 in the fair value hierarchy.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 4 — INVESTMENTS

The Company has strategic investments in equity and other securities as well as immaterial investments in fixed income debt securities that are primarily recorded as long-term investments in the Consolidated Statements of Financial Position. As of January 30, 2026 and January 31, 2025, total investments were $1.7 billion and $1.5 billion, respectively.

Equity and other securities include strategic investments in marketable and non-marketable securities. Investments in marketable securities are measured at fair value on a recurring basis. Investments in non-marketable equity and other securities primarily represent early-stage companies without readily determinable fair values. The Company has elected to apply the measurement alternative for non-marketable securities which allows investments without readily determinable fair values to be measured at cost, less impairment, adjusted for observable price changes. The Company makes a separate election to apply the measurement alternative for each eligible investment and is required to reassess at each reporting period whether an investment qualifies for the alternative. In evaluating these investments for impairment or observable price changes, the Company uses inputs including pre- and post-money valuations of recent financing events and the impact of those events on its fully diluted ownership percentages, as well as other available information regarding the issuer’s historical and forecasted performance.

Carrying Value of Equity and Other Securities

The following table presents the cost, cumulative unrealized gain, cumulative unrealized loss, and carrying value of the Company's strategic investments in marketable and non-marketable equity and other securities as of the dates indicated:

	January 30, 2026				January 31, 2025
	Cost	Unrealized Gain	Unrealized Loss	Carrying Value	Cost	Unrealized Gain	Unrealized Loss	Carrying Value

	(in millions)
Marketable	$119	$3	$(45)	$77	$11	$24	$(27)	$8
Non-marketable	832	1,071	(263)	1,640	739	1,009	(261)	1,487
Total equity and other securities	$951	$1,074	$(308)	$1,717	$750	$1,033	$(288)	$1,495

Gains and Losses on Equity and Other Securities

The following table presents unrealized gains and losses on marketable and non-marketable equity and other securities for the periods indicated:

	Fiscal Year Ended
	January 30, 2026	January 31, 2025	February 2, 2024

	(in millions)
Marketable securities:
Unrealized gain	$53	$5	$6
Unrealized loss	(46)	(6)	(24)
Net unrealized gain (loss)	7	(1)	(18)
Non-marketable securities:
Unrealized gain	161	154	84
Unrealized loss	(42)	(32)	(49)
Net unrealized gain (a) (b)	119	122	35
Net unrealized gain on equity and other securities	$126	$121	$17
____________________
(a)For the fiscal years ended January 30, 2026 and January 31, 2025, net unrealized gains on non-marketable securities were primarily attributable to adjustments for observable price changes.
(b)For the fiscal year ended February 2, 2024, net unrealized gains on non-marketable securities were due to upward adjustments for observable price changes offset by losses attributable to impairments.

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

To support financing solutions and services as part of the Dell Technologies portfolio, Dell Financial Services and its affiliates (“DFS”) originate, collect, and service customer financing arrangements primarily related to the purchase and use of Dell Technologies products and services. In some cases, the Company also offers financing for the purchase of third-party technology products that complement the portfolio of the Company’s products and services. New financing originations were $11.9 billion for the fiscal year ended January 30, 2026 and $8.4 billion for both the fiscal years ended January 31, 2025 and February 2, 2024.

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

The Company historically offered revolving loans primarily to small and medium-sized commercial customers. During the fiscal year ended January 31, 2025, the Company discontinued remaining offerings under the revolving loan portfolio. The Company continued to support existing customer arrangements as well as to transition these customers to fixed-term offerings throughout the fiscal year ended January 30, 2026. As of January 30, 2026, the revolving loan portfolio is no longer a component of the Company’s financing receivables.

Financing Receivables

The following table presents the components of the Company’s financing receivables as of the dates indicated:

	January 30, 2026	January 31, 2025

	(in millions)
Financing receivables, net:
Customer receivables, gross (a)	$14,295	$11,216
Allowance for losses	(213)	(153)
Customer receivables, net	14,082	11,063
Residual interest	198	168
Financing receivables, net	$14,280	$11,231
Short-term	$8,458	$5,304
Long-term	$5,822	$5,927
____________________
(a)Customer receivables, gross include amounts due from customers under fixed-term leases, fixed-term loans, and accrued interest.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents the changes in allowance for financing receivable losses for the periods indicated:

	Fiscal Year Ended
	January 30, 2026	January 31, 2025	February 2, 2024

	(in millions)
Allowance for financing receivable losses:
Balances at beginning of period	$153	$170	$201
Charge-offs, net of recoveries	(31)	(71)	(49)
Provision charged to income statement	91	54	92
Other (a)	—	—	(74)
Balances at end of period	$213	$153	$170
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

Aging

The following table presents the aging of the Company’s customer financing receivables, gross, including accrued interest, as of the dates indicated:

	January 30, 2026	January 31, 2025

	(in millions)
Current 0 — 30 Days	$13,985	$10,796
Past Due 31 — 90 Days	195	201
Past Due > 90 Days	115	219
Total	$14,295	$11,216

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Credit Quality

The following tables present customer receivables, gross, including accrued interest, by credit quality indicator, as of the dates indicated:

	January 30, 2026
	Fiscal Year of Origination
	2026	2025	2024	2023	2022	Years Prior	Total

	(in millions)
Higher	$2,671	$1,683	$1,430	$564	$84	$14	$6,446
Mid	4,077	1,354	419	163	22	1	6,036
Lower	1,153	321	209	109	11	10	1,813
Total	$7,901	$3,358	$2,058	$836	$117	$25	$14,295

	January 31, 2025
	Fiscal Year of Origination
	2025	2024	2023	2022	2021	Years Prior	Total

	(in millions)
Higher	$2,295	$2,160	$1,217	$357	$102	$4	$6,135
Mid	2,455	695	464	107	17	4	3,742
Lower	552	407	283	68	28	1	1,339
Total	$5,302	$3,262	$1,964	$532	$147	$9	$11,216

The categories shown in the tables above segregate customer receivables, gross, based on the relative degrees of credit risk. Credit quality indicators are updated on a periodic basis. An internal grading system is utilized that assigns a credit level score based on a number of considerations, including liquidity, operating performance, and industry outlook.

Leases

The following table presents amounts included in the Consolidated Statements of Income related to sales-type lease activity for the periods indicated:

	Fiscal Year Ended
	January 30, 2026	January 31, 2025	February 2, 2024

	(in millions)
Interest income — products	$357	$305	$175

Net revenue — products	$886	$1,992	$1,140
Cost of net revenue — products	798	1,703	854
Gross margin — products	$88	$289	$286

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents the future maturity of the Company’s customer leases and associated financing payments, and reconciles the undiscounted cash flows to the customer receivables, gross recognized on the Consolidated Statements of Financial Position as of the date indicated:

January 30, 2026

(in millions)
Fiscal 2027	$3,217
Fiscal 2028	1,892
Fiscal 2029	1,170
Fiscal 2030	504
Fiscal 2031 and thereafter	205
Total undiscounted cash flows	6,988
Loans	8,567
Less: Unearned income	(1,260)
Total customer receivables, gross	$14,295

Operating Leases

The Company’s operating leases primarily consist of fixed-term leases and contractually committed embedded leases identified within flexible consumption arrangements.

The following table presents the components of the Company’s operating lease portfolio included in property, plant, and equipment, net as of the dates indicated:

	January 30, 2026	January 31, 2025

	(in millions)
Equipment under operating lease, gross	$4,651	$4,180
Less: Accumulated depreciation	(2,192)	(1,995)
Equipment under operating lease, net	$2,459	$2,185

The following table presents operating lease income related to lease payments and depreciation expense for the Company’s operating lease portfolio for the periods indicated:

	Fiscal Year Ended
	January 30, 2026	January 31, 2025	February 2, 2024

	(in millions)
Income related to lease payments	$1,550	$1,473	$1,353
Depreciation expense	$1,001	$956	$941

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents the future payments to be received by the Company in operating lease contracts as of the date indicated:

January 30, 2026

(in millions)
Fiscal 2027	$1,349
Fiscal 2028	893
Fiscal 2029	497
Fiscal 2030	161
Fiscal 2031 and thereafter	82
Total	$2,982

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

The following table presents DFS debt as of the dates indicated and excludes the allocated portion of the Company’s other borrowings, which represents the additional amount considered to fund the DFS business:

	January 30, 2026	January 31, 2025

DFS debt	(in millions)
DFS U.S. debt:
Asset-based financing facility	$3,146	$3,018
Fixed-term securitization offerings	2,648	2,756
Total DFS U.S. debt, principal amount	5,794	5,774
DFS international debt:
Securitization facility	698	624
Other borrowings	851	754
Dell Bank senior unsecured eurobonds	1,796	1,559
Total DFS international debt, principal amount	3,345	2,937
Total DFS debt, principal amount	$9,139	$8,711
Total short-term DFS debt	$5,719	$5,175
Total long-term DFS debt	$3,420	$3,536

DFS U.S. Debt

Asset-Based Financing Facility — The Company maintains an asset-based financing facility in the United States, which is a revolving facility for fixed-term leases and loans. This debt is collateralized solely by the U.S. lease and loan payments and associated equipment in the facility. The asset-based financing facility consists of two tranches, with effective dates through July 7, 2026 and July 7, 2027, respectively. As of January 30, 2026, the total debt capacity related to the asset-based financing facility was $4.6 billion. The debt has a variable interest rate, and the duration of the debt is based on the terms of the underlying lease and loan payment streams. The Company enters into interest rate swap agreements to economically convert a portion of this debt from a floating rate to a fixed rate. See Note 8 of the Notes to the Consolidated Financial Statements for additional information about the Company’s interest rate swaps.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
The asset-based financing facility contains standard structural features related to the performance of the funded receivables, which include defined credit losses, delinquencies, average credit scores, and minimum collection requirements. In the event one or more of these criteria are not met and the Company is unable to restructure the facility, no further funding of receivables will be permitted and the timing of the Company’s expected cash flows from over-collateralization will be delayed. As of January 30, 2026, these criteria were met.

Fixed-Term Securitization Offerings — The Company periodically issues asset-backed debt securities under fixed-term securitization programs to private investors. The asset-backed debt securities are collateralized solely by the U.S. fixed-term lease and loan payments and associated equipment, which are held by Special Purpose Entities (“SPEs”), as discussed below. The interest rate on these securities is fixed and ranges from 4.10% to 6.75% per annum as of January 30, 2026, and the duration of these securities is based on the terms of the underlying lease and loan payment streams.

DFS International Debt

Securitization Facility — The Company maintains a securitization facility in Europe for fixed-term leases and loans. The debt under this facility has a variable interest rate, and the duration of the debt is based on the terms of the underlying lease and loan payment streams. This facility is effective through December 22, 2026 and had a total debt capacity of $958 million as of January 30, 2026.

The securitization facility contains standard structural features related to the performance of the securitized receivables, which include defined credit losses, delinquencies, average credit scores, and minimum collection requirements. In the event one or more of these criteria are not met and the Company is unable to restructure the program, no further funding of receivables will be permitted and the timing of the Company’s expected cash flows from over-collateralization will be delayed. As of January 30, 2026, these criteria were met.

Other Borrowings — In connection with the Company’s international financing operations, the Company has entered into revolving structured financing debt programs related to its fixed-term lease and loan products sold in Canada, Europe, Australia and New Zealand, the Middle East, and Singapore. The debt under these programs has a variable interest rate.

The duration of the debt in Canada, Europe, Australia and New Zealand, and the Middle East is based on the terms of the underlying lease and loan payment streams. These facilities are collateralized solely by the lease and loan payments and associated equipment in their respective region or country. The Canadian facility had a total debt capacity of $259 million as of January 30, 2026 and is effective through January 15, 2028. The European facility had a total debt capacity of $479 million as of January 30, 2026 and is effective through December 14, 2026. The Australia and New Zealand facility had a total debt capacity of $300 million as of January 30, 2026 and is effective through April 17, 2027. The Middle East facility had a total debt capacity of $150 million as of January 30, 2026 and is effective through March 14, 2027.

The Company also has two unsecured Singapore facilities, which had a total debt capacity of $261 million as of January 30, 2026 and are effective through July 3, 2026 and July 3, 2027, respectively.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

The following table presents the assets and liabilities held by the consolidated VIEs as of the dates indicated, which are included in the Consolidated Statements of Financial Position:

	January 30, 2026	January 31, 2025

	(in millions)
Assets held by consolidated VIEs
Other current assets	$176	$123
Financing receivables, net of allowance
Short-term	$3,280	$3,262
Long-term	$2,704	$2,725
Property, plant, and equipment, net	$984	$984
Liabilities held by consolidated VIEs
Debt, net of unamortized debt issuance costs
Short-term	$4,548	$4,598
Long-term	$1,933	$1,788

Lease and loan payments and associated equipment transferred via securitization through SPEs were $4.2 billion and $3.6 billion for the fiscal years ended January 30, 2026, and January 31, 2025, respectively.

Customer Receivables Sales

To manage certain concentrations of customer credit exposure, the Company may sell selected fixed-term customer receivables to unrelated third parties on a periodic basis, without recourse. The amounts of customer receivables sold for this purpose were immaterial for the fiscal years ended January 30, 2026, January 31, 2025, and February 2, 2024. The Company’s continuing involvement in these customer receivables is primarily limited to servicing arrangements.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 6 — LEASES

The Company enters into leasing transactions in which the Company is the lessee. These lease contracts are typically classified as operating leases. The Company’s lease contracts are generally for office space used to conduct its business, and the determination of whether such contracts contain leases generally does not require significant estimates or judgments. The Company also leases certain property, equipment, and warehouses. As of January 30, 2026, the remaining terms of the Company’s leases generally range from one month to approximately ten years. As of January 30, 2026 and January 31, 2025, there were no material finance leases in which the Company was a lessee.

The Company also enters into leasing transactions in which the Company is the lessor, primarily through customer financing arrangements offered under DFS. DFS originates leases that are primarily classified as either sales-type leases or operating leases. See Note 5 of the Notes to the Consolidated Financial Statements for more information about the Company’s lessor arrangements.

The following table presents components of lease costs included in the Consolidated Statements of Income for the periods indicated:

	Fiscal Year Ended
	January 30, 2026	January 31, 2025	February 2, 2024

	(in millions)
Operating lease costs	$239	$293	$291
Variable costs	77	62	80
Total lease costs	$316	$355	$371

During the fiscal years ended January 30, 2026, January 31, 2025, and February 2, 2024, sublease income, finance lease costs, and short-term lease costs were immaterial.

The following table presents supplemental information related to operating leases included in the Consolidated Statements of Financial Position as of the dates indicated:

	Classification	January 30, 2026	January 31, 2025

		(in millions, except for term and discount rate)
Operating lease right-of-use assets	Other non-current assets	$640	$660

Current operating lease liabilities	Accrued and other current liabilities	$246	$236
Non-current operating lease liabilities	Other non-current liabilities	481	522
Total operating lease liabilities		$727	$758

Weighted-average remaining lease term (in years)		4.11	4.36
Weighted-average discount rate		4.74%	5.14%

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents supplemental cash flow information related to leases for the periods indicated:

	Fiscal Year Ended
	January 30, 2026	January 31, 2025	February 2, 2024

	(in millions)
Cash paid for amounts included in the measurement of lease liabilities — operating cash outflows from operating leases	$260	$271	$300

Right-of-use assets obtained in exchange for new operating lease liabilities	$146	$184	$247

The following table presents the future maturity of the Company’s operating lease liabilities under non-cancelable leases and reconciles the undiscounted cash flows for these leases to the lease liability recognized on the Consolidated Statements of Financial Position as of the date indicated:

January 30, 2026

(in millions)
Fiscal 2027	$249
Fiscal 2028	199
Fiscal 2029	141
Fiscal 2030	98
Fiscal 2031	54
Thereafter	58
Total lease payments	799
Less: Imputed interest	72
Total	$727
Current operating lease liabilities	$246
Non-current operating lease liabilities	$481

As of January 30, 2026, the Company’s undiscounted operating leases that had not yet commenced were immaterial.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 7 — DEBT

The following table summarizes the Company’s outstanding debt as of the dates indicated:

	January 30, 2026	January 31, 2025

	(in millions)
Senior Notes	$21,573	$15,073
Legacy Notes	952	952
DFS Debt (Note 5)	9,139	8,711
Other	99	52
Total debt, principal amount	31,763	24,788
Unamortized discount, net of unamortized premium	(112)	(110)
Debt issuance costs	(148)	(111)
Total debt, carrying value	$31,503	$24,567
Total short-term debt, carrying value	$7,990	$5,204
Total long-term debt, carrying value	$23,513	$19,363

The Company completed the following transactions during the fiscal year ended January 30, 2026:

•the issuance on April 1, 2025 of $1.0 billion principal amount of 4.75% Senior Notes due April 2028, $1.0 billion principal amount of 5.00% Senior Notes due April 2030, $1.0 billion principal amount of 5.30% Senior Notes due April 2032, and $1.0 billion principal amount of 5.50% Senior Notes due April 2035, the proceeds of which were utilized for general corporate purposes; and
•the issuance on October 6, 2025 of $0.75 billion principal amount of 4.15% Senior Notes due February 2029, $1.25 billion principal amount of 4.50% Senior Notes due February 2031, $1.25 billion principal amount of 4.75% Senior Notes due October 2032, and $1.25 billion principal amount of 5.10% Senior Notes due February 2036, the proceeds of which were utilized for general corporate purposes and to prepay a portion of the outstanding 6.02% Senior Notes due June 2026.

Subsequent to the close of the fiscal year ended January 30, 2026, the Company repaid the remaining outstanding $0.5 billion principal amount of 6.02% Senior Notes due June 2026.

Outstanding Debt

Senior Notes — The Company completed offerings of multiple series of senior notes which were issued on June 1, 2016, June 22, 2016, March 20, 2019, April 9, 2020, December 13, 2021, January 24, 2023, March 18, 2024, October 8, 2024, April 1, 2025, and October 6, 2025 in aggregate principal amounts of $20.0 billion, $3.3 billion, $4.5 billion, $2.3 billion, $2.3 billion, $2.0 billion, $1.0 billion, $1.5 billion, $4.0 billion, and $4.5 billion, respectively (collectively, the “Senior Notes”). The Senior Notes have maturity dates ranging from 2026 through 2051. Interest rates on these borrowings are fixed, ranging from 3.38% to 8.35% per annum, and interest is payable semiannually.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Revolving Credit Facility — The Company’s revolving credit facility provides the Company with revolving commitments in an aggregate principal amount of $6.0 billion for general corporate purposes and includes a letter of credit sub-facility of up to $0.5 billion and a swing-line loan sub-facility of up to $0.5 billion. The revolving credit facility allows the Company to obtain incremental additional commitments on one or more occasions in minimum amounts of $10 million. The facility also acts as a backstop to provide liquidity support for the Company’s commercial paper program.

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

As of January 30, 2026, the Company had no outstanding borrowings under the revolving credit facility.

Commercial Paper Program — The Company maintains a commercial paper program under which the Company may issue unsecured notes in a maximum aggregate face amount of $5.0 billion outstanding at any time, with maturities of up to 397 days from the date of issuance. The notes are sold on customary terms in the U.S. commercial paper market on a private placement basis. The proceeds of the notes are used for general corporate purposes. As of January 30, 2026, the Company had no outstanding issuances under the commercial paper program.

The Company may purchase, redeem, prepay, refinance, or otherwise retire any amount of outstanding indebtedness under the terms of such indebtedness at any time and from time to time, in open market or negotiated transactions with the holders of such indebtedness or otherwise, as considered appropriate in light of market conditions and other relevant factors.

Covenants — The credit agreement governing the revolving credit facility and the indentures governing the Senior Notes and the Legacy Notes impose various limitations, subject to exceptions, on creating certain liens and entering into sale and lease-back transactions. The foregoing credit agreement and indentures contain customary events of default, and the revolving credit facility is subject to an interest coverage ratio covenant that is tested at the end of each fiscal quarter with respect to the Company’s preceding four fiscal quarters. The Company was in compliance with this financial covenant as of January 30, 2026.

Aggregate Future Maturities

The following table presents the aggregate future maturities of the Company’s debt as of January 30, 2026, excluding associated carrying value adjustments, for the periods indicated:

January 30, 2026

(in millions)
Fiscal 2027	$7,997
Fiscal 2028	2,975
Fiscal 2029	2,615
Fiscal 2030	3,878
Fiscal 2031	1,763
Thereafter	12,535
Total maturities, principal amount	$31,763

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

During the fiscal years ended January 30, 2026, January 31, 2025, and February 2, 2024 the Company did not discontinue any cash flow hedges related to foreign exchange contracts that had a material impact on the Company’s results of operations due to the probability that the forecasted cash flows would not occur.

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

Interest rate swaps are utilized to manage the interest rate risk, at a portfolio level, associated with DFS operations in Europe. The interest rate swaps economically convert the fixed rate on financing receivables to a one-month or three-month Euribor floating rate in order to match the floating rate nature of the banks’ funding pool. The Company also uses interest rate swaps to manage the cash flows related to interest payments on Dell Bank senior unsecured eurobonds. The interest rate swaps economically convert the fixed rate on the eurobonds to a floating rate to match the underlying lease repayments profile. These contracts are not designated for hedge accounting and most expire within five years or less. See Note 5 of the Notes to the Consolidated Financial Statements for more information about the senior unsecured eurobonds.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Derivative Instruments

The following table presents the notional amounts of outstanding derivative instruments as of the dates indicated:

	January 30, 2026	January 31, 2025

	(in millions)
Foreign exchange contracts:
Designated as cash flow hedging instruments	$7,491	$5,965
Non-designated as hedging instruments	5,887	5,683
Total	$13,378	$11,648
Interest rate contracts:
Non-designated as hedging instruments	$7,048	$6,353

The following table presents the effect of derivative instruments designated as cash flow hedging instruments on the Consolidated Statements of Financial Position and the Consolidated Statements of Income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in Accumulated OCI, Net of Tax, on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income

	(in millions)		(in millions)
For the fiscal year ended January 30, 2026:
		Total net revenue	$(187)
Foreign exchange contracts	$(432)	Total cost of net revenue	(11)
Total	$(432)	Total	$(198)

For the fiscal year ended January 31, 2025:
		Total net revenue	$100
Foreign exchange contracts	$246	Total cost of net revenue	11
Total	$246	Total	$111

For the fiscal year ended February 2, 2024:
		Total net revenue	$(98)
Foreign exchange contracts	$85	Total cost of net revenue	(9)
Total	$85	Total	$(107)

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents the effect of derivative instruments not designated as hedging instruments on the Consolidated Statements of Income for the periods indicated:

	Fiscal Year Ended
	January 30, 2026	January 31, 2025	February 2, 2024	Location of Gain (Loss) Recognized

	(in millions)
Foreign exchange contracts	$438	$(214)	$(35)	Interest and other, net
Interest rate contracts	(39)	27	—	Interest and other, net
Total	$399	$(187)	$(35)

The Company presents its derivative instruments on a net basis in the Consolidated Statements of Financial Position due to the right of offset by its counterparties under master netting arrangements. The following tables present the fair value of those derivative instruments presented on a gross basis as of the dates indicated:

	January 30, 2026
	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value

	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange contracts in an asset position	$26	$—	$13	$—	$39
Foreign exchange contracts in a liability position	(54)	—	(59)	—	(113)
Net asset (liability)	(28)	—	(46)	—	(74)
Derivatives not designated as hedging instruments:
Foreign exchange contracts in an asset position	291	1	119	—	411
Foreign exchange contracts in a liability position	(146)	—	(169)	—	(315)
Interest rate contracts in an asset position	5	37	—	—	42
Interest rate contracts in a liability position	—	—	—	(30)	(30)
Net asset (liability)	150	38	(50)	(30)	108
Total derivatives at fair value	$122	$38	$(96)	$(30)	$34

	January 31, 2025
	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value

	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange contracts in an asset position	$136	$—	$9	$—	$145
Foreign exchange contracts in a liability position	(7)	—	(3)	—	(10)
Net asset (liability)	129	—	6	—	135
Derivatives not designated as hedging instruments:
Foreign exchange contracts in an asset position	430	—	53	—	483
Foreign exchange contracts in a liability position	(297)	—	(90)	—	(387)
Interest rate contracts in an asset position	—	40	—	—	40
Interest rate contracts in a liability position	—	—	(1)	(43)	(44)
Net asset (liability)	133	40	(38)	(43)	92
Total derivatives at fair value	$262	$40	$(32)	$(43)	$227

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following tables present the gross amounts of the Company’s derivative instruments, amounts offset due to master netting agreements with the Company’s counterparties, and the net amounts recognized in the Consolidated Statements of Financial Position as of the dates indicated:

	January 30, 2026
	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/(Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount of Assets/ (Liabilities) Recognized in the Statement of Financial Position
				Financial Instruments	Cash Collateral Received or Pledged

	(in millions)
Derivative instruments:
Financial assets	$492	$(332)	$160	$—	$(46)	$114
Financial liabilities	(458)	332	(126)	—	1	(125)
Total derivative instruments	$34	$—	$34	$—	$(45)	$(11)

	January 31, 2025
	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/(Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount of Assets/ (Liabilities) Recognized in the Statement of Financial Position
				Financial Instruments	Cash Collateral Received or Pledged

	(in millions)
Derivative instruments:
Financial assets	$668	$(366)	$302	$—	$(36)	$266
Financial liabilities	(441)	366	(75)	—	8	(67)
Total derivative instruments	$227	$—	$227	$—	$(28)	$199

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 9 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Infrastructure Solutions Group (“ISG”) and Client Solutions Group (“CSG”) reporting units are consistent with the reportable segments identified in Note 18 of the Notes to the Consolidated Financial Statements. Corporate and other consists of results of VMware Resale, Virtustream, and Secureworks prior to the sale of Secureworks as discussed in Note 1 of the Notes to the Consolidated Financial Statements, each of which represents a separate reporting unit not classified as a reportable segment, either individually or collectively.

The following table presents goodwill allocated to the Company’s reportable segments and changes in the carrying amount of goodwill as of the dates indicated:

	Infrastructure Solutions Group	Client Solutions Group	Corporate and other	Total

	(in millions)
Balances as of February 2, 2024	$15,041	$4,232	$427	$19,700
Impact of foreign currency translation and other	(153)	—	—	(153)
Reclassification to assets held for sale (a)	—	—	(427)	(427)
Balances as of January 31, 2025	$14,888	$4,232	$—	$19,120
Impact of foreign currency translation	366	—	—	366
Goodwill acquired	61	—	—	61
Balances as of January 30, 2026	$15,315	$4,232	$—	$19,547
____________________
(a)During the fiscal year ended January 31, 2025, Secureworks goodwill was reclassified to current assets held for sale on the Consolidated Statements of Financial Position. The sale of Secureworks was completed during the three months ended May 2, 2025. See Note 1 of the Notes to the Consolidated Financial Statements for additional information about the sale of Secureworks.

Intangible Assets

The following table presents the Company’s intangible assets as of the dates indicated:

	January 30, 2026			January 31, 2025
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

	(in millions)
Customer relationships	$16,644	$(15,321)	$1,323	$16,642	$(15,013)	$1,629
Developed technology	9,525	(9,376)	149	9,500	(9,211)	289
Trade names	875	(869)	6	875	(860)	15
Definite-lived intangible assets	27,044	(25,566)	1,478	27,017	(25,084)	1,933
Indefinite-lived trade names	3,055	—	3,055	3,055	—	3,055
Total intangible assets	$30,099	$(25,566)	$4,533	$30,072	$(25,084)	$4,988

Amortization expense related to definite-lived intangible assets was $0.5 billion, $0.7 billion and $0.8 billion for the fiscal years ended January 30, 2026, January 31, 2025 and February 2, 2024, respectively. There were no material impairment charges related to intangible assets during the fiscal years ended January 30, 2026, January 31, 2025 and February 2, 2024.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents the estimated future annual pre-tax amortization expense of definite-lived intangible assets as of the date indicated:

January 30, 2026

(in millions)
Fiscal 2027	$377
Fiscal 2028	235
Fiscal 2029	195
Fiscal 2030	158
Fiscal 2031	134
Thereafter	379
Total	$1,478

Goodwill and Indefinite-Lived Intangible Assets Impairment Testing

Goodwill and indefinite-lived intangible assets are tested for impairment annually during the third fiscal quarter and whenever events or circumstances may indicate that an impairment has occurred.

During the three months ended October 31, 2025, the Company performed the annual assessment for goodwill in each of its reporting units and indefinite-lived intangible assets. The Company is permitted to conduct a qualitative assessment to determine whether it is necessary to perform a quantitative goodwill impairment test. The Company’s qualitative assessment included consideration of the relevant events and circumstances affecting the reporting unit, including macroeconomic, industry and market conditions, recent market transactions, overall financial performance, trends in the public company market valuation, changes in projected future cash flows, and the results of the most recent quantitative assessment, where applicable. Based on this assessment, the Company concluded that it was more likely than not that the estimated fair value of the reporting units and indefinite-lived intangible assets were higher than their respective carrying values. No goodwill or indefinite-lived assets impairment test was performed during the fiscal year ended January 30, 2026 other than the Company’s annual impairment review.

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

The following table presents the changes in the Company’s deferred revenue for the periods indicated:

	Fiscal Year Ended
	January 30, 2026	January 31, 2025

	(in millions)
Deferred revenue:
Deferred revenue at beginning of period	$25,965	$29,145
Revenue deferrals	21,014	18,135
Revenue recognized	(20,050)	(21,179)
Other (a)	1	(136)
Deferred revenue at end of period	$26,930	$25,965
Short-term deferred revenue	$13,334	$13,673
Long-term deferred revenue	$13,596	$12,292
____________________
(a) Other represents adjustments to deferred revenue for acquisition and divestiture activities. For the fiscal year ended January 31, 2025, Other represents the reclassification of Secureworks deferred revenue to liabilities held for sale. See Note 1 of the Notes to the Consolidated Financial Statements for more information about the sale of Secureworks.

Remaining Performance Obligations — Remaining performance obligations represent the aggregate amount of the transaction price allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include deferred revenue plus unbilled amounts not yet recorded in deferred revenue. The value of the transaction price allocated to remaining performance obligations as of January 30, 2026 was approximately $82 billion. The Company expects to recognize approximately 78% of remaining performance obligations as revenue in the next twelve months, approximately 11% in the following twelve months, and the remainder thereafter.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 11 — COMMITMENTS AND CONTINGENCIES

Purchase Obligations

The Company has contractual obligations to purchase goods or services, which specify significant terms (including fixed or minimum quantities to be purchased), fixed, minimum, or variable price provisions, and the approximate timing of the transaction. Purchase obligations are primarily related to commitments with suppliers and software maintenance and support services. Other purchase obligations include the non-cancelable portion or the minimum cancellation fee under the contract. As of January 30, 2026, such purchase obligations were $16.8 billion for Fiscal 2027, $0.6 billion for Fiscal 2028, $0.7 billion for Fiscal 2029, $0.3 billion for Fiscal 2030, and $0.4 billion for Fiscal 2031 and thereafter.

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

Class Action Relating to Dell 401(k) Plan — On January 28, 2026, a complaint was filed in the U.S. District Court for the Western District of Texas in a putative class action captioned Lowbruck et al. v. Dell Technologies Inc., et al., against the Company, the Company’s Board of Directors, and the Dell Benefits Administration Committee alleging a breach of fiduciary duties under the Employment Retirement Income Security Act of 1974 (“ERISA”). In the complaint, the plaintiffs seek a judicial declaration that the defendants breached their fiduciary duties by failing to remove imprudent investments from the Dell 401(k) (“Plan”) in a reasonable time, engaging in transactions allegedly prohibited under ERISA, and failing to monitor the fiduciaries responsible for the Plan’s administration. The plaintiffs also seek, among other remedies, an award of damages, fees, and costs in an unspecified amount. The Company intends to vigorously defend this action.

In accordance with the relevant accounting guidance, the Company provides disclosures of matters where it is at least reasonably possible that the Company could experience a material loss exceeding the amounts already accrued for across all proceedings or matters. In addition, the Company also discloses matters based on its consideration of other matters and qualitative factors, including the experience of other companies in the industry, and investor, customer, and employee relations considerations. As of January 30, 2026, the Company does not believe there is a reasonable possibility that a material loss exceeding the amounts already accrued for across all proceedings or matters has been incurred. However, since the ultimate resolution of any such proceedings and matters is inherently unpredictable, the Company’s business, financial condition, results of operations, or cash flows could be materially affected in any particular period by unfavorable outcomes in one or more of these proceedings or matters. Whether the outcome of any claim, suit, assessment, investigation, or legal proceeding, individually or collectively, could have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows will depend on a number of factors, including the nature, timing, and amount of any associated expenses, amounts paid in settlement, damages, or other remedies or consequences.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Under the Separation and Distribution Agreement entered into with VMware, Inc. upon completion of its spin-off of VMware, Inc. on November 1, 2021, Dell Technologies agreed to indemnify VMware, Inc., each of its subsidiaries and each of their respective directors, officers, employees, as well as any successors and assigns of the foregoing, from and against all liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to Dell Technologies as part of the separation of Dell Technologies and VMware, Inc. (currently operating under the name VMware LLC, and individually and together with its subsidiaries, “VMware”) and their respective businesses (the “Separation”). VMware similarly agreed to indemnify Dell Technologies Inc., each of its subsidiaries and each of their respective directors, officers, and employees from and against all liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to VMware as part of the Separation. The amounts that VMware and Dell Technologies may be obligated to pay each other could vary depending on the outcome of certain unresolved tax matters, which may not be resolved for several years. Net income tax indemnification receivables from VMware were immaterial as of January 30, 2026 and January 31, 2025.

Certain Concentrations

The Company maintains cash and cash equivalents, derivatives, and certain other financial instruments with various financial institutions that potentially subject it to concentration of credit risk. As part of its risk management processes, the Company performs periodic evaluations of the relative credit standing of these financial institutions. The Company has not sustained material credit losses from instruments held at these financial institutions. Further, the Company does not expect nonperformance by any of the counterparties.

The Company markets and sells its products and services to large corporate clients, governmental agencies, and health care and education accounts, as well as to small and medium-sized businesses and individuals. One customer accounted for 12% of the Company’s consolidated net revenue for the fiscal year ended January 30, 2026, with substantially all of such net revenue attributable to the sale of ISG offerings. No single customer accounted for 10% or more of the Company’s consolidated net revenue for the fiscal years ended January 31, 2025 and February 2, 2024.

The Company utilizes a limited number of contract manufacturers that assemble a portion of its products. The Company purchases components from suppliers and sells those components to such contract manufacturers. The Company reflects the sale of such components by recognizing non-trade receivables from the contract manufacturers and a reduction in inventory when title and risk of loss pass to the manufacturer. Cash flows related to such transactions are recorded within cash flows from operating activities. The Company does not reflect the sale of the components in revenue and does not recognize any profit on the component sales until the Company sells the related products to the customer. The agreements with the majority of the contract manufacturers permit the Company to offset its payables against the receivables, thus mitigating the credit risk wholly or in part. Such receivables were $13.2 billion and $5.4 billion as of January 30, 2026 and January 31, 2025, respectively, and primarily consisted of receivables from the Company’s three largest contract manufacturers. The Company offset its corresponding payables against $13.0 billion and $4.7 billion of such receivables as of January 30, 2026 and January 31, 2025, respectively. The portion of receivables not offset is included in other current assets in the Consolidated Statements of Financial Position.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 12 — INCOME AND OTHER TAXES

The following table presents components of income (loss) before income taxes for the periods indicated:

	Fiscal Year Ended
	January 30, 2026	January 31, 2025	February 2, 2024

	(in millions)
Domestic	$986	$(73)	$(52)
Foreign	6,277	5,121	4,139
Income before income taxes	$7,263	$5,048	$4,087

The following table presents components of the income tax expense (benefit) recognized for the periods indicated:

	Fiscal Year Ended
	January 30, 2026	January 31, 2025	February 2, 2024

	(in millions)
Current:
Federal	$299	$(84)	$161
State/local	164	(21)	33
Foreign	924	785	612
Current	1,387	680	806
Deferred:
Federal	(51)	(220)	(106)
State/local	10	(12)	(42)
Foreign	(19)	24	57
Deferred	(60)	(208)	(91)
Income tax expense	$1,327	$472	$715

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents a reconciliation of the Company’s effective tax rate to the statutory U.S. federal tax rate for the period ended January 30, 2026, in accordance with the guidance in ASU 2023-09:

	Fiscal Year Ended
	January 30, 2026
	Amount	Percent
	(in millions, except percentages)

U.S. federal statutory tax rate	$1,525	21.0%
State and local income taxes, net of federal income tax effect	166	2.3
Foreign tax effects:
Singapore:
Impact of reduced tax rate	(447)	(6.1)
Other	(179)	(2.5)
Other foreign jurisdictions	175	2.4
Effect of cross-border tax laws	127	1.8
Nontaxable or nondeductible items	(87)	(1.2)
Tax credits	(110)	(1.5)
Changes in unrecognized tax benefits	148	2.0
Other adjustments	9	0.1
Total	$1,327	18.3%

The following table presents a reconciliation of the Company’s effective tax rate to the statutory U.S. federal tax rate for the periods indicated, in accordance with the guidance prior to the adoption of ASU 2023-09:

	Fiscal Year Ended
	January 31, 2025	February 2, 2024
U.S. federal statutory rate	21.0%	21.0%
State income taxes, net of federal tax benefit	1.4	(0.2)
Tax impact of foreign operations	0.6	2.1
Change in valuation allowance	1.1	0.3
Non-deductible transaction-related costs	0.1	—
Stock-based compensation expense	(4.0)	(0.9)
U.S. R&D tax credits	(1.7)	(4.3)
Lapse of U.S. statutes of limitations	(8.5)	—
Other	(0.6)	(0.5)
Total	9.4%	17.5%

Changes related to the Company’s effective tax rates for the fiscal years ended January 30, 2026, January 31, 2025, and February 2, 2024 were primarily attributable to discrete tax items and a change in the Company’s jurisdictional mix of income related to the tax impact of foreign operations and benefits from U.S. research and development tax credits. The Company’s effective tax rate for the fiscal year ended January 31, 2025 included discrete tax benefits of $0.4 billion related to the expiration of certain U.S. statutes of limitations and $0.2 billion related to stock-based compensation.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the United States. The new law contains a broad range of tax reform provisions, which include the extension and modification of certain provisions of the Tax Cuts and Jobs Act. Effective for the fiscal year ended January 30, 2026, changes include, but are not limited to, immediate expensing of domestic research and development expenditures, the restoration of 100% bonus depreciation, and an EBITDA-based interest expense limitation. These provisions did not have a material impact on the Company’s Consolidated Financial Statements for the fiscal year ended January 30, 2026.

The impact of reduced tax rate for Singapore shown in the rate reconciliation table for the fiscal year ended January 30, 2026, and the tax impact of foreign operations for the fiscal years ended January 31, 2025, and February 2, 2024 shown in the rate reconciliation table for those fiscal years, reflect tax benefits from a tax holiday in one of the Company’s subsidiaries in Singapore. The tax holiday is in effect until January 31, 2029 and may be extended when certain conditions are met or may be terminated early if certain conditions are not met or as a result of changes in legislation. As of January 30, 2026, the Company was not aware of any matters of non-compliance related to this tax holiday or enacted tax legislative changes affecting this tax holiday. For the fiscal year ended January 30, 2026, the overall income tax benefit attributable to this tax holiday was estimated to be approximately $0.4 billion ($0.58 per share). For the fiscal years ended January 31, 2025 and February 2, 2024, the overall income tax benefits attributable to the tax status of the affected subsidiary were immaterial to the Company’s provision for income taxes and earnings per share.

As of January 30, 2026, the Company has not recognized a deferred tax liability for the undistributed earnings of certain foreign subsidiaries that remain indefinitely reinvested. A significant portion of these undistributed earnings would not be subject to further U.S. federal taxation. Determination of the amount of unrecognized deferred tax liability related to these undistributed earnings is not practicable.

The following table presents the components of the Company’s net deferred tax assets (liabilities) as of the dates indicated:

	January 30, 2026	January 31, 2025

	(in millions)
Deferred tax assets:
Deferred revenue and warranty provisions	$2,104	$1,769
Credit carryforwards	778	670
Loss carryforwards	847	697
Operating and compensation related accruals	470	482
Capitalized research and development	111	291
Other	334	256
Deferred tax assets (a)	4,644	4,165
Valuation allowance	(1,709)	(1,368)
Deferred tax assets, net of valuation allowance	2,935	2,797
Deferred tax liabilities:
Leasing and financing	(305)	(285)
Property and equipment	(278)	(273)
Intangibles	(218)	(240)
Other	(396)	(393)
Deferred tax liabilities (a)	(1,197)	(1,191)
Net deferred tax assets	$1,738	$1,606
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

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following tables present the net operating loss carryforwards, tax credit carryforwards, and other deferred tax assets with related valuation allowances recognized as of the dates indicated:

	January 30, 2026
	Deferred Tax Assets	Valuation Allowance	Net Deferred Tax Assets	First Year Expiring

	(in millions)
Credit carryforwards	$778	$(764)	$14	Fiscal 2027
Loss carryforwards	847	(660)	187	Fiscal 2027
Other deferred tax assets	3,019	(285)	2,734	NA
Total	$4,644	$(1,709)	$2,935

	January 31, 2025
	Deferred Tax Assets	Valuation Allowance	Net Deferred Tax Assets	First Year Expiring

	(in millions)
Credit carryforwards	$670	$(664)	$6	Fiscal 2026
Loss carryforwards	697	(484)	213	Fiscal 2026
Other deferred tax assets	2,798	(220)	2,578	NA
Total	$4,165	$(1,368)	$2,797

The Company’s credit carryforwards as of January 30, 2026 and January 31, 2025 relate to U.S. tax credits that include state tax credits associated with research and development and U.S. foreign tax credits associated with the U.S. Tax Cuts and Jobs Act, as well as foreign tax credits from non-U.S. jurisdictions. The Company assessed the realizability of these tax credits and has recorded a valuation allowance against the credits it does not expect to utilize. The Company’s loss carryforwards as of January 30, 2026 and January 31, 2025 include net operating loss carryforwards from federal, state, and foreign jurisdictions. The valuation allowances for other deferred tax assets as of January 30, 2026 and January 31, 2025 primarily relate to foreign jurisdictions, the changes in which are included in the tax impact of foreign operations in the Company’s effective tax reconciliation. The Company has determined that it will be able to realize the remainder of its deferred tax assets.

The following table presents the changes in the valuation allowance for deferred tax assets for the periods indicated:

	Fiscal Year Ended
	January 30, 2026	January 31, 2025	February 2, 2024

	(in millions)
Balance at beginning of period	$1,368	$1,232	$1,535
Charged to income tax provision	274	277	(299)
Charged to other accounts	67	(141)	(4)
Balance at end of period	$1,709	$1,368	$1,232

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents a reconciliation of the Company’s beginning and ending balances of unrecognized tax benefits for the periods indicated:

	Fiscal Year Ended
	January 30, 2026	January 31, 2025	February 2, 2024

	(in millions)
Balance at beginning of period	$1,976	$2,367	$1,812
Increases related to tax positions of the current year	133	121	4
Increases related to tax position of prior years	86	37	828
Reductions for tax positions of prior years	(54)	(129)	(177)
Lapse of statutes of limitations	(29)	(388)	(35)
Audit settlements	(15)	(32)	(65)
Balance at end of period	$2,097	$1,976	$2,367

The table above does not include accrued interest and penalties of $0.3 billion as of January 30, 2026, $0.2 billion as of January 31, 2025, and $0.4 billion as of February 2, 2024. The table also does not include certain tax benefits associated with interest and state tax deductions and other indirect jurisdictional effects of uncertain tax positions, which were $1.3 billion as of both January 30, 2026 and January 31, 2025, and $1.4 billion as of February 2, 2024.

After taking these items into account, the Company’s net unrecognized tax benefits were $1.1 billion as of January 30, 2026, $0.9 billion as of January 31, 2025, and $1.3 billion as of February 2, 2024, and are included in other non-current liabilities in the Consolidated Statements of Financial Position.

The unrecognized tax benefits in the table above include $1.0 billion, $0.9 billion, and $1.2 billion as of January 30, 2026, January 31, 2025, and February 2, 2024, respectively, that, if recognized, would have impacted income tax expense. Interest and penalties related to income tax liabilities are included in income tax expense. The impact of interest and penalties on the Company’s tax provision was immaterial for the fiscal years ended January 30, 2026, January 31, 2025, and February 2, 2024.

In June 2023, the Company received a Revenue Agent’s Report for the federal income tax examination by the Internal Revenue Service (“IRS”) of fiscal years 2018 through 2019. The IRS proposed significant adjustments primarily relating to certain transactions the Company completed as part of its business integration efforts. In August 2023, the Company submitted a written protest to the IRS relating to certain assessments. The Company received a rebuttal from the IRS to its written protest in April 2024. The Company disagrees with the IRS’s proposed adjustments and will contest them through the IRS administrative appeals procedures. The Company expects to continue discussions with the IRS Independent Office of Appeals throughout the next fiscal year and anticipates that the appeals process for the resolution of these matters will extend beyond the next twelve months. The IRS is also currently conducting a federal income tax examination of the Company for fiscal years 2020 through 2022.

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

The following table presents changes in accumulated other comprehensive income (loss), net of tax, by the following components as of the dates indicated:

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Pension and Other Postretirement Plans	Accumulated Other Comprehensive Income (Loss)

	(in millions)
Balances as of February 3, 2023	$(747)	$(222)	$(32)	$(1,001)
Other comprehensive income (loss) before reclassifications	(8)	85	15	92
Amounts reclassified from accumulated other comprehensive income (loss)	—	107	2	109
Total change for the period	(8)	192	17	201
Balances as of February 2, 2024	$(755)	$(30)	$(15)	$(800)
Other comprehensive income (loss) before reclassifications	(268)	246	—	(22)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(111)	(6)	(117)
Total change for the period	(268)	135	(6)	(139)
Balances as of January 31, 2025	$(1,023)	$105	$(21)	$(939)
Other comprehensive income (loss) before reclassifications	450	(432)	(2)	16
Amounts reclassified from accumulated other comprehensive income (loss)	—	198	(2)	196
Sale of Secureworks (a)	8	—	—	8
Total change for the period	458	(234)	(4)	220
Balances as of January 30, 2026	$(565)	$(129)	$(25)	$(719)
____________________
(a)See Note 1 of the Notes to the Consolidated Financial Statements for more information about the sale of Secureworks.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following tables present reclassifications out of accumulated other comprehensive income (loss), net of tax, to net income for the periods indicated:

	Fiscal Year Ended
	January 30, 2026			January 31, 2025			February 2, 2024
	Cash Flow Hedges	Pensions	Total	Cash Flow Hedges	Pensions	Total	Cash Flow Hedges	Pensions	Total

	(in millions)
Total reclassifications, net of tax:
Net revenue	$(187)	$—	$(187)	$100	$—	$100	$(98)	$—	$(98)
Cost of net revenue	(11)	—	(11)	11	—	11	(9)	—	(9)
Operating expenses	—	(1)	(1)	—	6	6	—	(2)	(2)
Interest and other, net	—	3	3	—	—	—	—	—	—
Total reclassifications, net of tax	$(198)	$2	$(196)	$111	$6	$117	$(107)	$(2)	$(109)

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 14 — CAPITALIZATION

The following table presents the Company’s authorized, issued, and outstanding common stock as of the dates indicated:

	Authorized	Issued	Outstanding

	(in millions)
Common stock as of January 30, 2026
Class A	600	277	277
Class B	200	52	52
Class C	7,900	515	323
Class D	100	—	—
	8,800	844	652

Common stock as of January 31, 2025
Class A	600	277	277
Class B	200	62	62
Class C	7,900	495	357
Class D	100	—	—
	8,800	834	696

Preferred Stock

The Company is authorized to issue one million shares of preferred stock, par value $0.01 per share. As of January 30, 2026 and January 31, 2025, no shares of preferred stock were issued or outstanding.

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

During the fiscal year ended January 30, 2026, the Company issued approximately 10 million shares of Class C Common Stock to stockholders upon the conversion of an immaterial number of shares of Class A Common Stock shares and 10 million shares of Class B Common Stock in accordance with the Company’s certificate of incorporation.

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

Dividends

The Company paid the following dividends during the periods presented:

Declaration Date	Record Date	Payment Date	Dividend per Share	Amount (in millions)

Fiscal 2026
February 27, 2025	April 22, 2025	May 2, 2025	$0.525	$360
June 17, 2025	July 22, 2025	August 1, 2025	$0.525	$355
September 4, 2025	October 21, 2025	October 31, 2025	$0.525	$351
December 4, 2025	January 20, 2026	January 30, 2026	$0.525	$344

Fiscal 2025
February 29, 2024	April 23, 2024	May 3, 2024	$0.445	$316
June 11, 2024	July 23, 2024	August 2, 2024	$0.445	$314
September 18, 2024	October 22, 2024	November 1, 2024	$0.445	$312
December 3, 2024	January 22, 2025	January 31, 2025	$0.445	$310

During the fiscal years ended January 30, 2026 and January 31, 2025, the Company also paid an immaterial amount of dividend equivalents on eligible vested equity awards which are not included above.

On February 26, 2026, subsequent to the close of the Company’s fiscal year ended January 30, 2026, the Company announced that the Board of Directors approved a 20% increase in the quarterly dividend rate to $0.630 per share per fiscal quarter beginning in the first quarter of the fiscal year ending January 29, 2027.

Repurchases of Common Stock

On September 23, 2021, the Company’s Board of Directors approved the Company’s current stock repurchase program with no fixed expiration date under which the Company may repurchase a specified dollar value of Class C Common Stock, exclusive of any fees, commissions, or other expenses related to such repurchases. As of January 30, 2026, the Company’s Board of Directors authorized the repurchase of up to $20 billion of Class C Common Stock and on February 26, 2026, subsequent to the close of the fiscal year ended January 30, 2026, authorized an additional $10 billion of Class C Common Stock for repurchase. Following the February 26, 2026 approval, the Company had approximately $15.2 billion of authorized shares remaining for repurchase under the program.

During the fiscal year ended January 30, 2026, the Company repurchased approximately 54 million shares of Class C Common Stock for a total purchase price of approximately $6.0 billion. During the fiscal year ended January 31, 2025, the Company repurchased approximately 22 million shares of Class C Common Stock for a total purchase price of approximately $2.6 billion. During the fiscal year ended February 2, 2024, the Company repurchased approximately 34 million shares of Class C Common Stock for a total purchase price of approximately $2.1 billion.

The above repurchases of Class C Common Stock exclude U.S. federal excise taxes and shares withheld from equity awards to settle employee tax withholding obligations related to the vesting of such awards.

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

The following table presents basic and diluted earnings per share for the periods indicated:

	Fiscal Year Ended
	January 30, 2026	January 31, 2025	February 2, 2024
Earnings per share attributable to Dell Technologies Inc.
Dell Technologies Common Stock — Basic	$8.79	$6.51	$4.71
Dell Technologies Common Stock — Diluted	$8.68	$6.38	$4.60

The following table presents the computation of basic and diluted earnings per share for the periods indicated:

	Fiscal Year Ended
	January 30, 2026	January 31, 2025	February 2, 2024

	(in millions)
Numerator: Dell Technologies Common Stock
Net income attributable to Dell Technologies Inc. — basic and diluted	$5,936	$4,592	$3,388

Denominator: Dell Technologies Common Stock weighted-average shares outstanding
Weighted-average shares outstanding — basic	675	705	720
Dilutive effect of equity awards	9	15	16
Weighted-average shares outstanding — diluted	684	720	736
Weighted-average shares outstanding — antidilutive	1	—	4

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 16 — STOCK-BASED COMPENSATION

The following table presents stock-based compensation expense recognized in the Consolidated Statements of Income for the periods indicated:

	Fiscal Year Ended
	January 30, 2026	January 31, 2025	February 2, 2024

	(in millions)
Stock-based compensation expense:
Cost of net revenue	$157	$152	$149
Operating expenses	566	633	729
Total stock-based compensation expense before taxes	723	785	878
Income tax benefit	(135)	(143)	(157)
Total stock-based compensation expense, net of income taxes	$588	$642	$721

Dell Technologies Inc. Stock-Based Compensation Plan

Dell Technologies Inc. 2023 Stock Incentive Plan — Employees, consultants, non-employee directors, and other service providers of the Company or its affiliates are eligible to participate in the Dell Technologies Inc. 2023 Stock Incentive Plan, which became effective on June 20, 2023 upon its approval by stockholders (the “2023 Plan”). The 2023 Plan authorizes the Company to grant stock options, RSUs, stock appreciation rights (“SARs”), restricted stock awards, deferred stock units, and dividend equivalents. The 2023 Plan replaced the Dell Technologies Inc. 2013 Stock Incentive Plan (as amended and restated, the “2013 Plan”). Upon effectiveness of the 2023 Plan, no further awards were authorized for grant under the 2013 Plan.

The 2023 Plan authorizes the issuance of an aggregate of up to approximately 103.3 million shares of the Class C Common Stock, including (a) 50.0 million shares of Class C Common Stock that were authorized for offering and issuance under the 2023 Plan, (b) approximately 7.0 million shares of Class C Common Stock that remained available for issuance under the 2013 Plan as of the effective date of the 2023 Plan, and (c) up to approximately 46.3 million shares of Class C Common Stock subject to awards outstanding under the 2013 Plan as of the effective date of the 2023 Plan that subsequently expire or terminate prior to exercise or settlement. As of January 30, 2026, there were approximately 45 million shares of Class C Common Stock available for future grants under the 2023 Plan.

Restricted Stock — The Company’s awards primarily consist of RSUs granted to employees. During the fiscal years ended January 30, 2026, January 31, 2025, and February 2, 2024, the Company granted long-term incentive awards in the form of service-based RSUs and performance-based RSUs (“PSUs”) in order to align critical talent retention programs with the interests of holders of the Class C Common Stock. Each service-based RSU represents the right to acquire one share of Class C Common Stock upon vesting.

The PSUs granted during the periods presented are reflected as target units for performance periods not yet complete. The actual number of units that ultimately vest will range from 0% to 200% of the target number, based on the level of achievement of the performance goals and continued employment with the Company over a three-year performance period. Vesting of approximately half of the PSUs granted is subject to achievement of market-based performance goals based on relative total shareholder return and vesting of the remaining PSUs is subject to achievement of internal financial performance measures.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents the assumptions utilized in the Monte Carlo valuation model for the periods indicated:

	Fiscal Year Ended
	January 30, 2026	January 31, 2025	February 2, 2024

Weighted-average grant date fair value	$116.03	$172.99	$43.91
Term (in years)	3	3	3
Risk-free rate (U.S. Government Treasury Note)	3.9%	4.4%	3.8%
Expected volatility	47%	39%	35%
Expected dividend yield	—%	—%	—%

The following table presents RSU activity settled in Class C Common Stock for the periods indicated:

	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (a)

	(in millions)	(per unit)
Outstanding as of February 3, 2023	50	$39.44
Granted	23	39.62
Vested	(31)	32.02
Forfeited	(3)	46.99
Outstanding as of February 2, 2024	39	44.68
Granted	9	102.35
Vested	(18)	43.33
Forfeited	(4)	56.93
Outstanding as of January 31, 2025	26	60.51
Granted	8	86.52
Vested	(14)	52.90
Forfeited	(1)	76.09
Outstanding as of January 30, 2026 (b)	19	$76.42	$2,164
Vested and expected to vest, January 30, 2026	18	$75.50	$2,083
____________________
(a)The aggregate intrinsic value represents the total pre-tax intrinsic values based on the closing price of $114.44 of the Class C Common Stock on January 30, 2026 as reported on the NYSE that would have been received by the RSU holders if the RSUs had been issued as of January 30, 2026.
(b)As of January 30, 2026, the 19 million units outstanding included 14 million RSUs and 5 million PSUs.

The total fair value of RSU awards that vested during the fiscal years ended January 30, 2026, January 31, 2025, and February 2, 2024 was $0.7 billion, $0.8 billion, and $1.0 billion, respectively, with a pre-tax intrinsic value of $1.4 billion, $2.0 billion, and $1.2 billion, respectively.

As of January 30, 2026, there was $0.7 billion of unrecognized stock-based compensation expense, net of estimated forfeitures, related to these awards expected to be recognized over a weighted-average period of approximately 1.7 years.

Dell Technologies Shares Withheld for Taxes — Shares of Class C Common Stock are generally withheld from issuance to cover employee taxes for the vesting of restricted stock units. For the fiscal years ended January 30, 2026, January 31, 2025, and February 2, 2024, 4 million, 5 million, and 9 million shares, respectively, were withheld to cover $0.4 billion, $0.6 billion, and $0.4 billion, respectively, of employees’ tax obligations. The value of the withheld shares was classified as a reduction to common stock and capital in excess of par value.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Stock Option Activity — Stock options are granted with option exercise prices equal to the fair market value of the Company’s Class C Common Stock and expire ten years after the grant date. On September 30, 2025, the Compensation Committee of the Board of Directors approved a stock option grant to the Chief Operating Officer to purchase 2.5 million shares of the Company’s Class C Common Stock (the “COO option award”) under the 2023 Plan. The COO option award has a ten-year term, an exercise price of $141.77 per share, and a grant date fair value of approximately $132 million, of which the Company recognized an immaterial amount of compensation expense for the fiscal year ended January 30, 2026. Vesting in the stock option award is contingent upon achievement of a Company market capitalization goal, a Company adjusted free cash flow performance goal as of January 31, 2031, and continued service through March 15, 2031. Stock option activity was not material during the fiscal years ended January 31, 2025 and February 2, 2024.

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

U.S. Pension Plan — The Company sponsored a noncontributory defined benefit retirement plan in the United States (the “U.S. pension plan”), which was assumed in connection with the EMC Corporation merger transaction that was completed in September 2016. As of December 1999, the U.S. pension plan was frozen and employees no longer accrued retirement benefits for future services.

On August 20, 2024, the Company’s Board of Directors approved an amendment to terminate the U.S. pension plan with an effective date of September 30, 2024. On September 24, 2025, the Company settled its remaining obligations under the U.S. pension plan by making distributions in the form of lump-sum payments to participants or by purchasing third-party annuities on behalf of the participant, at the participants’ election. At the time of settlement, the Company recognized a net gain of $15 million which was recorded within interest and other, net.

The measurement date for the U.S. pension plan is the end of the Company’s fiscal year. The Company did not make any material contributions to the U.S. pension plan for the fiscal years ended January 30, 2026, January 31, 2025, and February 2, 2024. Net periodic benefit costs related to the U.S. pension plan were immaterial for the fiscal years ended January 30, 2026, January 31, 2025, and February 2, 2024.

The underfunded position of the plan as of January 31, 2025, was $14 million and was recognized in other non-current liabilities in the Consolidated Statements of Financial Position. As of January 31, 2025, plan assets at fair value were $423 million and benefit obligations were $437 million. Plan assets were managed by outside investment managers. Assets were recognized at fair value and were primarily classified within Level 2 of the fair value hierarchy.

International Pension Plans — The Company sponsors retirement plans outside of the United States that qualify as defined benefit plans. The following table presents attributes of the international pension plans as of the dates indicated:

	January 30, 2026	January 31, 2025

	(in millions)
Plan assets at fair value (a)	$250	$228
Benefit obligations	(498)	(438)
Underfunded position (b)	$(248)	$(210)
____________________
(a)Plan assets are managed by outside investment managers. The Company’s investment strategy with respect to plan assets is to achieve a long-term growth of capital, consistent with an appropriate level of risk. Assets are recognized at fair value and are primarily classified within Level 2 of the fair value hierarchy for both the fiscal years ended January 30, 2026 and January 31, 2025.
(b)The underfunded position is recognized in other non-current liabilities in the Consolidated Statements of Financial Position.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Defined Contribution Retirement Plans

Dell 401(k) Plan — The Company maintains a defined contribution retirement plan (the “Dell 401(k) Plan”) that complies with Section 401(k) of the Internal Revenue Code. Only U.S. employees and employees of certain subsidiaries, except those who are covered by a collective bargaining agreement, classified as a leased employee or a nonresident alien, or are covered under a separate plan, are eligible to participate in the Dell 401(k) Plan. Participation in the Dell 401(k) Plan is at the election of the employee. As of January 30, 2026, the Company matched 100% of each participant’s voluntary contributions (the “Dell 401(k) employer match”), subject to a maximum contribution of 6% of the participant’s eligible compensation, up to an annual limit of $7,500. Participants vest immediately in all contributions to the Dell 401(k) Plan. The Company’s matching contributions as well as participants’ voluntary contributions are invested according to each participant’s elections in the investment options provided under the Dell 401(k) Plan. The Company’s contributions during the fiscal years ended January 30, 2026, January 31, 2025, and February 2, 2024 were $198 million, $218 million, and $238 million, respectively.

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

The Company’s Chief Executive Officer is the CODM. The CODM is regularly provided and reviews segment revenue and segment operating income to assess the performance of each segment and allocate resources to the segments in the annual planning process. The Company’s measure of segment revenue and segment operating income for management reporting purposes excludes Corporate and other, amortization of intangible assets, stock-based compensation expense, and other corporate expenses, as applicable, which are not used in evaluating the results of, or in allocating resources to, the segments. The Company does not allocate assets to the reportable segments for internal reporting purposes. The accounting policies of the segments are the same as those described in Note 2 of the Notes to the Consolidated Financial Statements.

Given the scale and growth of the AI-optimized servers business, effective in the three months ended January 30, 2026, the Company’s servers and networking offerings were disaggregated within revenue by major product category into AI-optimized servers offerings and traditional servers and networking offerings. As a result, ISG includes the Company’s AI-optimized servers offerings, traditional servers and networking offerings, and storage offerings as major product categories. The Company’s AI-optimized servers are designed to run high-value workloads, including AI model training, fine-tuning, and inferencing. The Company’s traditional servers are high-performance general-purpose servers designed to deliver scalable performance, reliability, and efficient management across a wide range of enterprise workloads. The Company’s networking portfolio includes wide area network infrastructure, data center and edge networking switches, and cables and optics. The Company’s comprehensive storage portfolio includes modern and traditional storage solutions that span primary, unstructured and data protection offerings and are delivered through multiple architectures, including all-flash, purpose-built, software-defined, and hyper-converged infrastructure platforms. ISG also offers software, peripherals, and services, including consulting and support and deployment.

CSG includes the Company’s commercial offerings and consumer offerings as major product categories. The Company’s CSG portfolio includes branded PCs, including notebooks, desktops, and workstations and branded peripherals that include displays, docking stations, keyboards, mice, and webcam and audio devices, as well as third-party software and peripherals. CSG also includes services offerings, such as configuration, support and deployment, and extended warranties.

In March 2024, the Company terminated the Commercial Framework Agreement with VMware, whereby Dell Technologies acted as a distributor VMware’s stand-alone products and services and purchased such products and services for resale to end-user customers (“VMware Resale”). Dell Technologies no longer acts as a distributor of those products and services, although it continues to support customers that have purchased resale offerings sold in prior periods. The results of VMware Resale transactions are reflected in Corporate and other. The Company continues to integrate and embed certain VMware products and services with the Company’s VxRail solution to end-user customers. The results for this integrated offering are reflected within ISG.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents a reconciliation of net revenue by the Company’s reportable segments to the Company’s consolidated net revenue as well as a reconciliation of segment operating income to the Company’s consolidated operating income for the periods indicated:

	Fiscal Year Ended
	January 30, 2026	January 31, 2025	February 2, 2024

	(in millions)
Consolidated net revenue:
Infrastructure Solutions Group	$60,826	$43,593	$33,885
Client Solutions Group	50,984	48,393	48,916
Reportable segment net revenue	111,810	91,986	82,801
Corporate and other (a)	1,728	3,581	5,624
Total consolidated net revenue	$113,538	$95,567	$88,425

Consolidated operating income:
Infrastructure Solutions Group	$7,111	$5,579	$4,286
Client Solutions Group	2,833	2,972	3,712
Reportable segment operating income (b)	9,944	8,551	7,998
Corporate and other (a)	47	(22)	(120)
Amortization of intangibles (c)	(497)	(667)	(833)
Stock-based compensation expense (d)	(723)	(785)	(878)
Other corporate expenses (e)	(622)	(840)	(756)
Total consolidated operating income (f)	$8,149	$6,237	$5,411
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

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents the significant expense categories by reportable segment for the periods indicated:

	Fiscal Year Ended
	January 30, 2026	January 31, 2025	February 2, 2024

	(in millions)
Infrastructure Solutions Group:
Cost of net revenue	$45,022	$29,352	$20,943
Selling, general, and administrative	$6,457	$6,593	$6,752
Research and development	$2,236	$2,069	$1,904

Client Solutions Group:
Cost of net revenue	$43,691	$41,195	$40,658
Selling, general, and administrative	$3,898	$3,750	$4,080
Research and development	$562	$476	$466

The following table presents the disaggregation of net revenue by reportable segment and by major product categories within the segments for the periods indicated:

	Fiscal Year Ended
	January 30, 2026	January 31, 2025	February 2, 2024

	(in millions)
Net revenue:
Infrastructure Solutions Group:
AI-optimized servers	$24,683	$9,286	$1,873
Traditional servers and networking	19,512	17,850	15,751
Storage	16,631	16,457	16,261
Total ISG net revenue	$60,826	$43,593	$33,885
Client Solutions Group:
Commercial	$44,062	$40,844	$39,814
Consumer	6,922	7,549	9,102
Total CSG net revenue	$50,984	$48,393	$48,916

The following table presents net revenue allocated between the United States and foreign countries for the periods indicated:

	Fiscal Year Ended
	January 30, 2026	January 31, 2025	February 2, 2024

	(in millions)
Net revenue:
United States	$63,140	$51,014	$43,986
Foreign countries	50,398	44,553	44,439
Total net revenue	$113,538	$95,567	$88,425

The allocation between domestic and foreign net revenue is based on the location of the customers. Net revenue from any single foreign country did not constitute 10% or more of the Company’s consolidated net revenue for any of the fiscal years ended January 30, 2026, January 31, 2025, and February 2, 2024.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents property, plant, and equipment, net allocated between the United States and foreign countries as of the dates indicated:

	January 30, 2026	January 31, 2025

	(in millions)
Property, plant, and equipment, net:
United States	$4,446	$4,396
Foreign countries	2,230	1,940
Total property, plant, and equipment, net	$6,676	$6,336

As of January 30, 2026 and January 31, 2025, property, plant, and equipment, net primarily related to domestic ownership. Within foreign countries, property, plant, and equipment, net located in Ireland was $0.8 billion and $0.7 billion for the fiscal years ended January 30, 2026 and January 31, 2025, respectively.

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

Related Party Transactions with VMware

The information provided below includes a summary of related party transactions with VMware for the fiscal year ended February 2, 2024. Such transactions were considered related party transactions only through November 21, 2023, the day immediately preceding Broadcom’s acquisition of VMware.

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

•Dell Technologies procured products and services from VMware for its internal use. For the fiscal year ended February 2, 2024, costs incurred associated with products and services purchased from VMware for internal use were immaterial.

•Dell Technologies sold and leased products and sold services to VMware. For the fiscal year ended February 2, 2024, revenue recognized from sales of services to VMware was immaterial.

•Dell Technologies and VMware entered into joint marketing, sales, and branding arrangements, for which both parties incurred costs. For the fiscal year ended February 2, 2024, consideration received from VMware for joint marketing, sales, and branding arrangements was immaterial.

The following table presents information about the impact of Dell Technologies’ related party transactions with VMware on the Consolidated Statements of Income for the period presented:

		Fiscal Year Ended
	Classification	February 2, 2024 (a)

		(in millions)
Sales and leases of products to VMware	Net revenue — products	$103
Purchase of VMware products for resale	Cost of net revenue — products	$1,010
Purchase of VMware services for resale	Cost of net revenue — services	$2,810
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

Pursuant to the Tax Matters Agreement, net receipts from VMware during the fiscal year ended February 2, 2024 were $286 million, a portion of which was received subsequent to the completion of Broadcom’s acquisition of VMware. Such receipts were primarily related to VMware’s portion of the mandatory one-time transition tax on accumulated earnings of foreign subsidiaries and federal income taxes on Dell Technologies’ consolidated income tax return.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 20 — SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION

The following table presents additional information on selected assets included in the Consolidated Statements of Financial Position as of the dates indicated:

	January 30, 2026	January 31, 2025

	(in millions)
Cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$11,528	$3,633
Cash and cash equivalents — held for sale (a)	—	62
Restricted cash (b)	178	124
Total cash, cash equivalents, and restricted cash	$11,706	$3,819
Inventories:
Production materials	$6,696	$4,432
Work-in-process	2,772	1,128
Finished goods	969	1,156
Total inventories	$10,437	$6,716
Prepaid expenses:
Total prepaid expenses (c)	$552	$564
Deferred costs:
Total deferred costs, current (c)	$2,533	$4,129
Property, plant, and equipment, net:
Assets in a customer contract	$5,777	$5,204
Computer and other equipment	3,849	3,651
Land and buildings	3,134	2,838
Internal use software	2,083	2,403
Total property, plant, and equipment	14,843	14,096
Accumulated depreciation and amortization (d)	(8,167)	(7,760)
Total property, plant, and equipment, net	$6,676	$6,336
____________________
(a)Held for sale represents the reclassification of Secureworks cash and cash equivalents to assets held for sale as of January 31, 2025. See Note 1 of the Notes to the Consolidated Financial Statements for more information about the sale of Secureworks.
(b)Restricted cash is primarily classified as other current assets in the Consolidated Statements of Financial Position and consists predominantly of cash required to be held in escrow pursuant to DFS securitization arrangements.
(c)Prepaid expenses and deferred costs are included in other current assets in the Consolidated Statements of Financial Position. Amounts classified as long-term prepaid expenses and long-term deferred costs are included in other non-current assets and are not disclosed above.
(d)During the fiscal years ended January 30, 2026, January 31, 2025, and February 2, 2024, the Company recognized $2.2 billion, $2.1 billion, and $2.0 billion, respectively, in depreciation and amortization expense.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Warranty Liability

The following table presents changes in the Company’s liability for standard limited warranties for the periods indicated:

	Fiscal Year Ended
	January 30, 2026	January 31, 2025	February 2, 2024

	(in millions)
Warranty liability:
Warranty liability at beginning of period	$424	$426	$467
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties (a)	978	882	808
Service obligations honored	(952)	(884)	(849)
Warranty liability at end of period (b)	$450	$424	$426
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

Severance Charges

The Company incurs costs related to employee severance and records a liability for these costs when it is probable that employees will be entitled to termination benefits and the amounts can be reasonably estimated. The liability related to these actions is primarily included in accrued and other within current liabilities in the Consolidated Statements of Financial Position.

The following table presents the activity related to the Company’s severance liability for the periods indicated:

	Fiscal Year Ended
	January 30, 2026	January 31, 2025	February 2, 2024

	(in millions)
Severance liability:
Severance liability at beginning of period	$238	$352	$408
Severance charges	569	693	648
Cash paid and other	(671)	(807)	(704)
Severance liability at end of period	$136	$238	$352

The following table presents severance charges as included in the Consolidated Statements of Income for the periods indicated:

	Fiscal Year Ended
	January 30, 2026	January 31, 2025	February 2, 2024

	(in millions)
Severance charges:
Cost of net revenue	$142	$155	$86
Selling, general, and administrative	297	419	522
Research and development	130	119	40
Total severance charges	$569	$693	$648

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

The SCF Program does not impact the Company's liquidity as payments for participating supplier invoices are remitted by the Company to the financial institution on the original invoice due date, regardless of whether an individual invoice is sold by the supplier to the financial institution. Further, the Company negotiates payment terms with suppliers regardless of their decision to participate in the SCF Program. Payment terms with such suppliers vary and do not exceed 100 days. The Company’s outstanding obligations represent invoices due to suppliers confirmed as valid under the SCF Program and are included within accounts payable on the Consolidated Statements of Financial Position, while associated payments are included in cash flows from operating activities on the Consolidated Statements of Cash Flows.

The following table presents the changes in the Company’s outstanding obligations for the periods indicated:

	Fiscal Year Ended
	January 30, 2026	January 31, 2025

	(in millions)
Confirmed obligations outstanding at the beginning of period	$1,368	$1,121
Invoices confirmed	6,052	5,191
Confirmed invoices paid	(5,437)	(4,944)
Confirmed obligations outstanding at the end of period	$1,983	$1,368

Interest and Other, Net

The following table presents information regarding interest and other, net as included in the Consolidated Statements of Income for the periods indicated:

	Fiscal Year Ended
	January 30, 2026	January 31, 2025	February 2, 2024

	(in millions)
Interest and other, net:
Investment income, primarily interest	$256	$160	$305
Gain on investments, net	254	177	47
Interest expense	(1,560)	(1,394)	(1,501)
Foreign exchange	(95)	(112)	(199)
Gain on disposition of businesses and assets	236	—	—
Other	23	(20)	24
Total interest and other, net	$(886)	$(1,189)	$(1,324)

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Income Taxes Paid

The following table presents information regarding income taxes paid as included in the Consolidated Statements of Cash Flows:

Fiscal Year Ended
January 30, 2026

(in millions)
U.S. federal	$366
U.S. state and local	176
Foreign:
Singapore	192
Other foreign jurisdictions	527
Income taxes paid, net of refunds	$1,261

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 21 — GOVERNMENT ASSISTANCE

The Company receives government assistance in the form of grants and incentives which vary in size, duration, and conditions from various domestic and international governing bodies and related entities which are primarily structured as cash grants and non-income tax incentives. For government assistance in which no specific GAAP applies, the Company accounts for such transactions as a gain contingency and by analogy to a grant model. Under such model, the Company recognizes the impact of the government assistance on the Consolidated Statements of Income upon reaching reasonable assurance that the Company will comply with the conditions of the assistance and that the grant will be received. The Company classifies the impact of government assistance on the Consolidated Statements of Income based on the underlying nature and purpose of the assistance.

During the fiscal years ended January 30, 2026, January 31, 2025, and February 2, 2024, government assistance received primarily consisted of the following:

The Company received assistance from foreign governmental entities designed, in part, to promote competitive pricing by providing companies with an offset to local sales taxes incurred on the sales of products to customers. The assistance received is broadly available to companies. To qualify for this assistance, companies are required to invest a portion of local revenue, derived from goods manufactured locally, into research and development activities. The incentives in place are currently set to expire at various dates through 2029. Such expirations could be impacted by future legislation. During the fiscal years ended January 30, 2026, January 31, 2025, and February 2, 2024, the Company recognized $339 million, $279 million, and $288 million, respectively, within net revenue on the Consolidated Statements of Income related to such assistance.

The Company received incentives from foreign governmental entities to provide reimbursement for various costs incurred that are directly tied to the production or delivery of offerings sold to customers. The agreements governing such assistance require that the Company comply with certain conditions including, but not limited to, the achievement of future operational targets. These agreements currently expire at various dates through 2029. During the fiscal years ended January 30, 2026, January 31, 2025, and February 2, 2024, the Company recognized a benefit of $18 million, $45 million, and $166 million, respectively, to cost of net revenue on the Consolidated Statements of Income related to such assistance.

DELL TECHNOLOGIES INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
NOTE 22 — SUBSEQUENT EVENTS

There were no known events occurring after January 30, 2026 and up until the date of issuance of this report that would materially affect the information presented herein.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 30, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of January 30, 2026, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Management, under the supervision of the Chief Executive Officer and the Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures which (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets, (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the issuer are being made only in accordance with appropriate authorization of management and the directors of the issuer, and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 30, 2026, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of that evaluation, management has concluded that our internal control over financial reporting was effective as of January 30, 2026.

The effectiveness of our internal control over financial reporting as of January 30, 2026 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which is included in “Item 8 — Financial Statements and Supplementary Data.”

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

There were no other changes in our internal control over financial reporting during the fiscal quarter ended January 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B — OTHER INFORMATION

On December 18, 2025, Richard Troy Sharp, the Company’s Chief Accounting Officer, adopted a written plan for the sale of up to 2,071 shares of the Company’s Class C Common Stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan will expire on December 18, 2026, or on any earlier date on which all of the shares have been sold.

On January 15, 2026, Jeffrey W. Clarke, the Company’s Vice Chairman and Chief Operating Officer, adopted a written plan for the sale of up to 116,000 shares of the Company’s Class C Common Stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan will expire on June 30, 2026, or on any earlier date on which all of the shares have been sold.

ITEM 9C — DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a code of ethics applicable to our principal executive officer and our other senior financial officers. The code of ethics, which we refer to as our Code of Ethics for Senior Financial Officers, is available on the Investor Relations page of our website at www.dell.com. To the extent required by SEC rules, we intend to disclose any amendments to this code and any waiver of a provision of the code for the benefit of any senior financial officers on our website within any period that may be required under SEC rules from time to time.

See “Part I — Item 1 — Business — Information about our Executive Officers” for more information about our executive officers, which is incorporated by reference in this Item 10. Other information required by this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2026 annual meeting of stockholders, referred to as the “2026 proxy statement,” which we will file with the SEC on or before 120 days after our 2026 fiscal year-end, and which will appear in the 2026 proxy statement under the captions “Proposal 1 — Election of Directors,” “Compensation Discussion and Analysis” and “Additional Information — Delinquent Section 16(a) Reports,” if applicable.

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

ITEM 11 — EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated herein by reference to the 2026 proxy statement, including the information in the 2026 proxy statement appearing under the captions “Proposal 1 — Election of Directors — Director Compensation,” “Compensation Discussion and Analysis” and “Compensation of Executive Officers.”

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 is incorporated herein by reference to the 2026 proxy statement, including the information in the 2026 proxy statement appearing under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated herein by reference to the 2026 proxy statement, including the information in the 2026 proxy statement appearing under the captions “Proposal 1 — Elections of Directors” and “Transactions with Related Persons.”

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 is incorporated herein by reference to the 2026 proxy statement, including the information in the 2026 proxy statement appearing under the caption “Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    The following documents are filed as part of this Annual Report on Form 10-K:

(1)     Financial Statements: The following financial statements are filed as part of this report under “Part II — Item 8 — Financial Statements and Supplementary Data”:

Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Position at January 30, 2026 and January 31, 2025
Consolidated Statements of Income for the fiscal years ended January 30, 2026, January 31, 2025, and February 2, 2024
Consolidated Statements of Comprehensive Income for the fiscal years ended January 30, 2026, January 31, 2025, and February 2, 2024
Consolidated Statements of Cash Flows for the fiscal years ended January 30, 2026, January 31, 2025, and February 2, 2024
Consolidated Statements of Stockholders’ Equity (Deficit) for the fiscal years ended January 30, 2026, January 31, 2025, and February 2, 2024
Notes to Consolidated Financial Statements

(2)    Financial Statement Schedules:

All schedules have been omitted because they are not applicable or the required information is otherwise included in the Consolidated Financial Statements or Notes thereto.

(b)    The following are filed as exhibits to this Annual Report on Form 10-K:

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

4.23	Form of Global Note for 3.375% Senior Notes due 2041 (included in Exhibit 4.21).
4.24	Form of Global Note for 3.450% Senior Notes due 2051 (included in Exhibit 4.22).
4.25
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

4.26
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

4.27
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

4.28
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

4.29†
Consent to the Extension of Registration Rights Under the Second Amended and Restated Registration Rights Agreement, dated December 16, 2025, among Dell Technologies Inc. and SL SPV-2 L.P., Silver Lake Partners IV, L.P., Silver Lake Technology Investors IV, L.P., Silver Lake Partners V DE (AIV), L.P., Silver Lake Technology Investors V, L.P.

4.30
Base Indenture, dated as of January 24, 2023, among Dell International L.L.C., EMC Corporation, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 24, 2023) (Commission File No. 001-37867).

4.31
2028 Notes Supplemental Indenture No. 1, dated as of January 24, 2023, among Dell International L.L.C., EMC Corporation, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 24, 2023) (Commission File No. 001-37867).

4.32
2033 Notes Supplemental Indenture No. 1, dated as of January 24, 2023, among Dell International L.L.C., EMC Corporation, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on January 24, 2023) (Commission File No. 001-37867).

4.33
2034 Notes Supplemental Indenture No. 1, dated as of March 18, 2024, among Dell International L.L.C., EMC Corporation, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 18, 2024) (Commission File No. 001-37867).

4.34
2030 Notes Supplemental Indenture No. 1, dated as of October 8, 2024, among Dell International L.L.C., EMC Corporation, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 8, 2024) (Commission File No. 001-37867).

4.35
2035 Notes Supplemental Indenture No. 1, dated as of October 8, 2024, among Dell International L.L.C., EMC Corporation, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 8, 2024) (Commission File No. 001-37867).

4.36	Form of Global Note for 5.250% Senior Notes due 2028 (included in Exhibit 4.31).
4.37	Form of Global Note for 5.750% Senior Notes due 2033 (included in Exhibit 4.32).
4.38	Form of Global Note for 5.400% Senior Notes due 2034 (included in Exhibit 4.33).
4.39	Form of Global Note for 4.350% Senior Notes due 2030 (included in Exhibit 4.34).
4.40	Form of Global Note for 4.850% Senior Notes due 2035 (included in Exhibit 4.35).
4.41
2028 Notes Supplemental Indenture No. 1, dated as of April 1, 2025, among Dell International L.L.C, EMC Corporation, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 1, 2025) (Commission File No. 001-37867).

4.42
2030 Notes Supplemental Indenture No. 1, dated as of April 1, 2025, among Dell International L.L.C, EMC Corporation, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 1, 2025) (Commission File No. 001-37867).

4.43
2032 Notes Supplemental Indenture No. 1, dated as of April 1, 2025, among Dell International L.L.C, EMC Corporation, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on April 1, 2025) (Commission File No. 001-37867).

4.44
2035 Notes Supplemental Indenture No. 1, dated as of April 1, 2025, among Dell International L.L.C, EMC Corporation, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Commission on April 1, 2025) (Commission File No. 001-37867).

4.45	Form of Global Note for 4.750% Senior Notes due 2028 (included in Exhibit 4.41).
4.46	Form of Global Note for 5.000% Senior Notes due 2030 (included in Exhibit 4.42).
4.47	Form of Global Note for 5.300% Senior Notes due 2032 (included in Exhibit 4.43).
4.48	Form of Global Note for 5.500% Senior Notes due 2035 (included in Exhibit 4.44).
4.49
2029 Notes Supplemental Indenture No. 1, dated as of October 6, 2025, among Dell International L.L.C, EMC Corporation, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 6, 2025) (Commission File No. 001-37867).

4.50
2031 Notes Supplemental Indenture No. 1, dated as of October 6, 2025, among Dell International L.L.C, EMC Corporation, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 6, 2025) (Commission File No. 001-37867).

4.51
2032 Notes Supplemental Indenture No. 1, dated as of October 6, 2025, among Dell International L.L.C, EMC Corporation, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on October 6, 2025) (Commission File No. 001-37867).

4.52
2036 Notes Supplemental Indenture No. 1, dated as of October 6, 2025, among Dell International L.L.C, EMC Corporation, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Commission on October 6, 2025) (Commission File No. 001-37867).

4.53	Form of Global Note for 4.150% Senior Notes due 2029 (included in Exhibit 4.49).

4.54	Form of Global Note for 4.500% Senior Notes due 2031 (included in Exhibit 4.50).
4.55	Form of Global Note for 4.750% Senior Notes due 2032 (included in Exhibit 4.51).
4.56	Form of Global Note for 5.100% Senior Notes due 2036 (included in Exhibit 4.52).
4.57
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

10.26†*	Amended and Restated Compensation Program for Independent Non-Employee Directors.
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

10.35
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

10.36
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

10.37
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

10.38*
Dell Technologies Inc. 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 22, 2023) (Commission File No. 001-37867).

10.39*
Form of Time-Based Restricted Stock Unit Agreement under the Dell Technologies Inc. 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2024) (Commission File No. 001-37867).

10.40*
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

10.42*
Separation Agreement and Release, dated September 9, 2025, between the Company and Yvonne McGill (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2025) (Commission File No. 001-37867).

10.43*
Form of Restricted Stock Unit Agreement for Non-Employee Directors under the Dell Technologies Inc. 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2025) (Commission File No. 001-37867).

10.44*
Form of Deferred Stock Unit Agreement for Non-Employee Directors under the Dell Technologies Inc. 2023 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2025) (Commission File No. 001-37867).

10.45*
Form of Performance-Based Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 2, 2025) (Commission File No. 001-37867).

19	Dell Technologies Inc. Securities Trading Policy (incorporated by reference to Exhibit 19 to the Company’s Annual Report for the fiscal year ended January 31, 2025) (Commission File No. 001-37867).
21.1†	Subsidiaries of Dell Technologies Inc.
22.1†	List of Guarantor Subsidiaries and Issuers of Guaranteed Securities.
23.1†	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm of Dell Technologies Inc.
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
Michael S. Dell
Chairman and Chief Executive Officer
(Duly Authorized Officer)

Date: March 16, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 16, 2026:

Signature	Title

/s/ MICHAEL S. DELL	Chairman and Chief Executive Officer
Michael S. Dell	(principal executive officer)

/s/ DAVID W. DORMAN	Director
David W. Dorman

/s/ EGON DURBAN	Director
Egon Durban

/s/ DAVID GRAIN	Director
David Grain

/s/ WILLIAM D. GREEN	Director
William D. Green

/s/ ELLEN J. KULLMAN	Director
Ellen J. Kullman

/s/ STEVE M. MOLLENKOPF	Director
Steve M. Mollenkopf

/s/ LYNN VOJVODICH RADAKOVICH	Director
Lynn Vojvodich Radakovich

/s/ DAVID KENNEDY	Executive Vice President and Chief Financial Officer
David Kennedy	(principal financial officer)

/s/ RICHARD TROY SHARP	Senior Vice President, Corporate Finance and
Richard Troy Sharp	Chief Accounting Officer
(principal accounting officer)