Form 10-Q
period 2026-05-01
Dell Technologies Inc.
filed 2026-06-09
CIK 1571996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 1, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 2, 2026, there were 648,107,991 shares of the registrant’s common stock outstanding, consisting of 324,873,640 outstanding shares of Class C Common Stock, 276,744,341 outstanding shares of Class A Common Stock, and 46,490,010 outstanding shares of Class B Common Stock.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “may,” “will,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “aim,” “seek,” and similar expressions as they relate to us or our management are intended to identify these forward-looking statements. All statements by us regarding our expected financial position, revenues, cash flows and other operating results, business strategy, legal proceedings, and similar matters are forward-looking statements. Our expectations expressed or implied in these forward-looking statements may turn out not to be correct. Our results could be materially different from our expectations because of various risks, including the risks discussed in “Part I — Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 30, 2026, in this report and in our other periodic and current reports filed with the Securities and Exchange Commission (“SEC”). Any forward-looking statement speaks only as of the date as of which such statement is made, and, except as required by law, we undertake no obligation to update any forward-looking statement after the date as of which such statement was made, whether to reflect changes in circumstances or our expectations, the occurrence of unanticipated events, or otherwise.

DELL TECHNOLOGIES INC.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in millions; unaudited)

	May 1, 2026	January 30, 2026
ASSETS
Current assets:
Cash and cash equivalents	$11,578	$11,528
Accounts receivable, net of allowance of $77 and $77	25,854	17,585
Short-term financing receivables, net of allowance of $124 and $121	8,237	8,458
Inventories	15,052	10,437
Other current assets	9,886	9,594
Total current assets	70,607	57,602
Property, plant, and equipment, net	6,945	6,676
Long-term investments	2,484	1,730
Long-term financing receivables, net of allowance of $88 and $92	5,713	5,822
Goodwill	19,504	19,547
Intangible assets, net	4,439	4,533
Other non-current assets	5,221	5,376
Total assets	$114,913	$101,286
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$7,550	$7,990
Accounts payable	45,261	33,630
Accrued and other	8,594	8,315
Short-term deferred revenue	13,193	13,334
Total current liabilities	74,598	63,269
Long-term debt	23,611	23,513
Long-term deferred revenue	14,259	13,596
Other non-current liabilities	3,849	3,378
Total liabilities	$116,317	$103,756
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit):
Common stock and capital in excess of $0.01 par value	$9,111	$9,457
Treasury stock at cost	(16,149)	(14,533)
Retained earnings	6,343	3,325
Accumulated other comprehensive loss	(709)	(719)
Total stockholders’ equity (deficit)	(1,404)	(2,470)
Total liabilities and stockholders’ equity	$114,913	$101,286

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended
	May 1, 2026	May 2, 2025
Net revenue:
Products	$38,105	$17,599
Services	5,737	5,779
Total net revenue	43,842	23,378
Cost of net revenue:
Products	32,852	15,116
Services	3,208	3,325
Total cost of net revenue	36,060	18,441
Gross margin	7,782	4,937
Operating expenses:
Selling, general, and administrative	3,143	2,964
Research and development	983	808
Total operating expenses	4,126	3,772
Operating income	3,656	1,165
Interest and other, net	292	(82)
Income before income taxes	3,948	1,083
Income tax expense	510	118
Net income	$3,438	$965

Earnings per share:
Basic	$5.30	$1.39
Diluted	$5.24	$1.37

Weighted-average shares outstanding:
Basic	649	692
Diluted	656	702

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended
	May 1, 2026	May 2, 2025
Net income	$3,438	$965

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(74)	252
Cash flow hedges:
Change in unrealized gains (losses)	75	(257)
Reclassification adjustment for net losses included in net income	8	11
Net change in cash flow hedges	83	(246)
Pension and other postretirement plans:
Recognition of actuarial net gains (losses) from pension and other postretirement plans	1	(1)

Total other comprehensive income, net of tax expense (benefit) of $6 and $(22), respectively	10	5
Comprehensive income, net of tax	$3,448	$970

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Three Months Ended
	May 1, 2026	May 2, 2025
Cash flows from operating activities:
Net income	$3,438	$965
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	758	738
Stock-based compensation expense	189	190
Deferred income taxes	45	(256)
Other, net (a)	(387)	174
Changes in assets and liabilities:
Accounts receivable	(8,331)	691
Financing receivables	263	23
Inventories	(4,715)	(734)
Other assets and liabilities	496	(3,276)
Accounts payable	11,661	4,511
Deferred revenue	664	(230)
Change in cash from operating activities	4,081	2,796
Cash flows from investing activities:
Purchases of investments	(124)	(97)
Maturities and sales of investments	1	31
Capital expenditures and capitalized software development costs	(963)	(568)
Divestitures of businesses and assets, net	—	533
Other	19	13
Change in cash from investing activities	(1,067)	(88)
Cash flows from financing activities:
Repurchases of common stock	(1,628)	(1,980)
Repurchases of common stock for employee tax withholdings	(537)	(352)
Payments of dividends and dividend equivalents	(464)	(396)
Proceeds from debt	2,465	6,308
Repayments of debt	(2,788)	(2,310)
Debt-related costs and other, net	(2)	(33)
Change in cash from financing activities	(2,954)	1,237
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(13)	89
Change in cash, cash equivalents, and restricted cash	47	4,034
Cash, cash equivalents, and restricted cash at beginning of the period	11,706	3,819
Cash, cash equivalents, and restricted cash at end of the period	$11,753	$7,853
____________________
(a)    During the three months ended May 1, 2026, other, net, includes $0.6 billion of gains recognized within the Company’s strategic investments portfolio.
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

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(continued; in millions, except per share amounts; unaudited)

	Common Stock and Capital in Excess of Par Value		Treasury Stock
	Issued Shares	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Dell Technologies Stockholders’ Equity (Deficit)	Non-Controlling Interests	Total Stockholders’ Equity (Deficit)
Balances as of January 30, 2026	844	$9,457	192	$(14,533)	$3,325	$(719)	$(2,470)	$—	$(2,470)
Net income	—	—	—	—	3,438	—	3,438	—	3,438
Dividends and dividend equivalents declared ($0.630 per common share)	—	—	—	—	(420)	—	(420)	—	(420)
Foreign currency translation adjustments	—	—	—	—	—	(74)	(74)	—	(74)
Cash flow hedges, net change	—	—	—	—	—	83	83	—	83
Pension and other post-retirement	—	—	—	—	—	1	1	—	1
Issuance of common stock, net of shares repurchased for employee tax withholding	8	(535)	—	—	—	—	(535)	—	(535)
Stock-based compensation expense	—	189	—	—	—	—	189	—	189
Treasury stock repurchases	—	—	11	(1,616)	—	—	(1,616)	—	(1,616)
Balances as of May 1, 2026	852	$9,111	203	$(16,149)	$6,343	$(709)	$(1,404)	$—	$(1,404)
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

Basis of Presentation — The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes filed with the U.S. Securities and Exchange Commission (“SEC”) in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2026. These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company as of May 1, 2026 and January 30, 2026 and the results of its operations, corresponding comprehensive income, changes in stockholders’ equity (deficit), and cash flows for the three months ended May 1, 2026 and May 2, 2025.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and the accompanying Notes. Actual results could differ materially from those estimates. The results of its operations, corresponding comprehensive income, changes in stockholders’ equity (deficit), and cash flows for the three months ended May 1, 2026 and May 2, 2025 are not necessarily indicative of the results to be expected for the full fiscal year or for any other fiscal period.

The Company’s fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. The fiscal year ending January 29, 2027 and the fiscal year ended January 30, 2026 may be referred to as “Fiscal 2027” and “Fiscal 2026,” respectively. Both the fiscal year ending January 29, 2027 and the fiscal year ended January 30, 2026 are 52-week periods.

Principles of Consolidation — These Condensed Consolidated Financial Statements include the accounts of Dell Technologies Inc. and its wholly-owned subsidiaries, as well as the accounts of SecureWorks Corp. (“Secureworks”), which was majority-owned by Dell Technologies through the date of the sale of Secureworks as discussed below. All intercompany transactions have been eliminated.

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

Secureworks — On February 3, 2025, the sale of Secureworks to Sophos Inc., an affiliate of Thoma Bravo, L.P., was completed in an all-cash transaction for a purchase price of approximately $0.9 billion. The Company received total cash consideration for the equity interest held in Secureworks of approximately $0.6 billion, resulting in a gain on sale of $0.2 billion recognized in interest and other, net in the Condensed Consolidated Statements of Income for the three months ended May 2, 2025.

Related Party Transactions — The Company enters into purchase and sales transactions with other publicly-traded and privately-held companies, as well as not-for-profit organizations, that could be influenced by members of the Company’s board of directors, executive officers, or significant stockholders. The Company enters into these arrangements in the ordinary course of its business. Transactions with related parties were immaterial for the three months ended May 1, 2026 and May 2, 2025.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Recently Issued Accounting Pronouncements

Environmental Credits and Environmental Credit Obligations — In May 2026, the Financial Accounting Standards Board (“FASB”) issued guidance to improve the financial accounting disclosure of environmental credits and environmental credit obligations, providing recognition, measurement, presentation, and disclosure requirements for all entities that generate, purchase, or receive environmental credits or have a regulatory compliance obligation that may be settled with environmental credits. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2027, with early adoption permitted. Upon adoption, the guidance will be applied retrospectively. The Company is currently evaluating the impact and timing of adoption of this guidance.

Internal-Use Software — In September 2025, the FASB issued guidance to modernize internal-use software capitalization by removing references to software development project stages, increasing the operability of the recognition guidance permitting consideration of different methods of software development, including the agile method. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2027, with early adoption permitted. Upon adoption, the guidance may be applied prospectively, retrospectively, or through a modified approach. The Company is currently evaluating the impact and timing of adoption of this guidance.

Expense Disaggregation Disclosures — In November 2024, the FASB issued guidance to improve disclosures about a public entity’s expenses by requiring disclosure of additional information about the types of expenses commonly presented in the financial statements on an annual and interim basis. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2026, with early adoption permitted. Upon adoption, the guidance will be applied prospectively. Adoption of this new guidance will result in increased disclosures in the Notes to the Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 2 — FAIR VALUE MEASUREMENTS

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

	May 1, 2026				January 30, 2026
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

	(in millions)
Assets:
Money market funds	$7,520	$—	$—	$7,520	$8,052	$—	$—	$8,052
Marketable equity and other securities	77	—	—	77	77	—	—	77
Derivative instruments	—	97	—	97	—	160	—	160
Total assets	$7,597	$97	$—	$7,694	$8,129	$160	$—	$8,289
Liabilities:
Derivative instruments	$—	$116	$—	$116	$—	$126	$—	$126
Total liabilities	$—	$116	$—	$116	$—	$126	$—	$126

The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value.

Money Market Funds — The Company’s investment in money market funds that are classified as cash equivalents hold underlying investments with a weighted average maturity of 90 days or less and are recognized at fair value. The valuations of these securities are based on quoted prices for identical assets in active markets, when available, or pricing models whereby all significant inputs are observable, or can be derived from, or corroborated by, observable market data. The Company reviews security pricing and assesses money market fund liquidity on a quarterly basis. As of May 1, 2026, the Company’s portfolio had no exposure to money market funds with a fluctuating net asset value.

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

Deferred Compensation Plans — The Company offers deferred compensation plans for eligible employees which allow participants to defer a portion of their compensation. Assets and liabilities associated with the plans are measured at fair value using Level 1 inputs. Assets were the same as liabilities associated with the plans at approximately $269 million and $274 million as of May 1, 2026 and January 30, 2026, respectively, and are included in other assets and other liabilities on the Condensed Consolidated Statements of Financial Position. The net impact on the Condensed Consolidated Statements of Income is not material since changes in the fair value of the assets substantially offset changes in the fair value of the liabilities. As such, assets and liabilities associated with these plans have not been included in the recurring fair value table above.

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

Carrying Value and Estimated Fair Value of Outstanding Debt — The following table presents the carrying value and estimated fair value of the Company’s outstanding debt as described in Note 6 of the Notes to the Condensed Consolidated Financial Statements, including the current portion, as of the dates indicated:

	May 1, 2026		January 30, 2026
	Carrying Value	Fair Value	Carrying Value	Fair Value

	(in billions)
Senior Notes	$20.9	$21.1	$21.4	$21.8
Legacy Notes	$0.9	$1.0	$0.9	$1.0
DFS Debt	$9.3	$9.1	$9.1	$8.9

The fair values of the outstanding debt shown in the table above were determined based on observable market prices in a less active market or based on valuation methodologies using observable inputs and were categorized as Level 2 in the fair value hierarchy.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 3 — INVESTMENTS

The Company has strategic investments in equity and other securities as well as immaterial investments in fixed income debt securities that are recorded as long-term investments in the Condensed Consolidated Statements of Financial Position. As of May 1, 2026 and January 30, 2026, total investments were $2.5 billion and $1.7 billion, respectively.

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

The following table presents the carrying value of the Company's strategic investments in marketable and non-marketable equity and other securities as of the dates indicated:

	May 1, 2026	January 30, 2026

	(in millions)
Marketable	$77	$77
Non-marketable	2,394	1,640
Total equity and other securities	$2,471	$1,717

The following table presents unrealized gains and losses on marketable and non-marketable equity and other securities for the periods indicated:

	Three Months Ended
	May 1, 2026	May 2, 2025

	(in millions)
Marketable securities:
Net unrealized losses	$(24)	$(1)
Non-marketable securities:
Unrealized gains	681	22
Unrealized losses	(26)	(6)
Net unrealized gains (a)	655	16
Net unrealized gains on equity and other securities	$631	$15
____________________
(a)During the three months ended May 1, 2026, net unrealized gains on non-marketable securities was primarily attributable to an upward observable price adjustment of $0.6 billion related to a single investee.

As of May 1, 2026 and January 30, 2026, the cumulative unrealized gains on non-marketable securities were $1.8 billion and $1.1 billion, respectively. As of both May 1, 2026 and January 30, 2026, the cumulative unrealized losses, including impairments, on non-marketable securities were $0.3 billion.

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

To support financing solutions and services as part of the Dell Technologies portfolio, Dell Financial Services and its affiliates (“DFS”) originate, collect, and service customer financing arrangements primarily related to the purchase and use of Dell Technologies products and services. In some cases, the Company also offers financing for the purchase of third-party technology products that complement the portfolio of the Company’s products and services. New financing originations were $2.8 billion and $1.6 billion for the three months ended May 1, 2026 and May 2, 2025, respectively.

The Company’s financing arrangements with customers are aggregated as fixed-term leases and loans as described below.

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

Financing Receivables

The following table presents the components of the Company’s financing receivables as of the dates indicated:

	May 1, 2026	January 30, 2026

	(in millions)
Customer receivables, gross (a)	$13,966	$14,295
Allowance for losses	(212)	(213)
Customer receivables, net	13,754	14,082
Residual interest	196	198
Financing receivables, net	$13,950	$14,280
Short-term	$8,237	$8,458
Long-term	$5,713	$5,822
____________________
(a)Customer receivables, gross include amounts due from customers under fixed-term leases and loans and accrued interest.

The following table presents the changes in allowance for financing receivable losses for the periods indicated:

	Three Months Ended
	May 1, 2026	May 2, 2025

	(in millions)
Balances at beginning of period	$213	$153
Charge-offs, net of recoveries	(10)	(10)
Provision charged to income statement	9	1
Balances at end of period	$212	$144

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The Company recognizes an allowance for financing receivable losses, including both the lease receivable and unguaranteed residual, in an amount equal to the expected credit losses, net of recoveries. The allowance for financing receivable losses on the lease receivable is determined based on various factors, including lifetime expected losses determined using macroeconomic forecast assumptions and management judgments applicable to and through the expected life of the portfolios as well as past due receivables, receivable type, and customer risk profile. The Company continues to monitor broader economic indicators and their potential impact on future credit loss performance.

Aging

The following table presents the aging of the Company’s customer financing receivables, gross, including accrued interest, as of the dates indicated:

	May 1, 2026	January 30, 2026

	(in millions)
Current 0 — 30 Days	$13,723	$13,985
Past Due 31 — 90 Days	120	195
Past Due > 90 Days	123	115
Total	$13,966	$14,295

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

Credit Quality

The following tables present customer receivables, gross, including accrued interest, by credit quality indicator, as of the dates indicated:

	May 1, 2026
	Fiscal Year of Origination
	2027	2026	2025	2024	2023	Years Prior	Total

	(in millions)
Higher	$980	$2,378	$1,508	$1,185	$420	$54	$6,525
Mid	705	3,492	962	299	89	11	5,558
Lower	356	992	268	163	88	16	1,883
Total	$2,041	$6,862	$2,738	$1,647	$597	$81	$13,966

	January 30, 2026
	Fiscal Year of Origination
	2026	2025	2024	2023	2022	Years Prior	Total

	(in millions)
Higher	$2,671	$1,683	$1,430	$564	$84	$14	$6,446
Mid	4,077	1,354	419	163	22	1	6,036
Lower	1,153	321	209	109	11	10	1,813
Total	$7,901	$3,358	$2,058	$836	$117	$25	$14,295

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

Leases

The following table presents amounts included in the Condensed Consolidated Statements of Income related to sales-type lease activity for the periods indicated:

	Three Months Ended
	May 1, 2026	May 2, 2025

	(in millions)
Interest income — products	$86	$93

Net revenue — products	$534	$119
Cost of net revenue — products	525	131
Gross margin — products	$9	$(12)

The following table presents the future maturity of the Company’s customer leases and associated financing payments, and reconciles the undiscounted cash flows to the customer receivables, gross recognized on the Condensed Consolidated Statements of Financial Position as of the date indicated:

May 1, 2026

(in millions)
Fiscal 2027 (remaining nine months)	$2,382
Fiscal 2028	2,090
Fiscal 2029	1,373
Fiscal 2030	645
Fiscal 2031 and thereafter	328
Total undiscounted cash flows	6,818
Loans	8,337
Less: Unearned income	(1,189)
Total customer receivables, gross	$13,966

Operating Leases

The Company’s operating leases primarily consist of fixed-term leases and contractually committed embedded leases identified within flexible consumption arrangements.

The following table presents the components of the Company’s operating lease portfolio included in property, plant, and equipment, net as of the dates indicated:

	May 1, 2026	January 30, 2026

	(in millions)
Equipment under operating lease, gross	$4,946	$4,651
Less: Accumulated depreciation	(2,215)	(2,192)
Equipment under operating lease, net	$2,731	$2,459

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents operating lease income related to lease payments and depreciation expense for the Company’s operating lease portfolio for the periods indicated:

	Three Months Ended
	May 1, 2026	May 2, 2025

	(in millions)
Income related to lease payments	$405	$358
Depreciation expense	$254	$244

The following table presents the future payments to be received by the Company in operating lease contracts as of the date indicated:

May 1, 2026

(in millions)
Fiscal 2027 (remaining nine months)	$1,111
Fiscal 2028	1,118
Fiscal 2029	711
Fiscal 2030	240
Fiscal 2031 and thereafter	114
Total	$3,294

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

The following table presents DFS debt as of the dates indicated and excludes the allocated portion of the Company’s other borrowings, which represents the additional amount considered to fund the DFS business:

	May 1, 2026	January 30, 2026

	(in millions)
DFS U.S. debt:
Asset-based financing facility	$2,901	$3,146
Fixed-term securitization offerings	3,033	2,648
Total DFS U.S. debt, principal amount	5,934	5,794
DFS international debt:
Securitization facility	656	698
Other borrowings	928	851
Dell Bank senior unsecured eurobonds	1,760	1,796
Total DFS international debt, principal amount	3,344	3,345
Total DFS debt, principal amount	$9,278	$9,139
Short-term	$5,775	$5,719
Long-term	$3,503	$3,420

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
DFS U.S. Debt

Asset-Based Financing Facility — The Company maintains an asset-based financing facility in the United States, which is a revolving facility for fixed-term leases and loans. This debt is collateralized solely by the U.S. lease and loan payments and associated equipment in the facility. The asset-based financing facility consists of two tranches, with effective dates through July 7, 2026 and July 7, 2027, respectively. As of May 1, 2026, the total debt capacity related to the asset-based financing facility was $4.6 billion. The debt has a variable interest rate, and the duration of the debt is based on the terms of the underlying lease and loan payment streams. The Company enters into interest rate swap agreements to economically convert a portion of this debt from a floating rate to a fixed rate. See Note 7 of the Notes to the Condensed Consolidated Financial Statements for additional information about the Company’s interest rate swaps.

The asset-based financing facility contains standard structural features related to the performance of the funded receivables, which include defined credit losses, delinquencies, average credit scores, and minimum collection requirements. In the event one or more of these criteria are not met and the Company is unable to restructure the facility, no further funding of receivables will be permitted and the timing of the Company’s expected cash flows from over-collateralization will be delayed. As of May 1, 2026, these criteria were met.

Fixed-Term Securitization Offerings — The Company periodically issues asset-backed debt securities under fixed-term securitization programs to private investors. The asset-backed debt securities are collateralized solely by the U.S. fixed-term lease and loan payments and associated equipment, which are held by Special Purpose Entities (“SPEs”), as discussed below. The interest rate on these securities is fixed and ranges from 4.01% to 6.75% per annum as of May 1, 2026, and the duration of these securities is based on the terms of the underlying lease and loan payment streams.

DFS International Debt

Securitization Facility — The Company maintains a securitization facility in Europe for fixed-term leases and loans. The debt under this facility has a variable interest rate, and the duration of the debt is based on the terms of the underlying lease and loan payment streams. This facility is effective through December 22, 2026 and had a total debt capacity of $938 million as of May 1, 2026.

The securitization facility contains standard structural features related to the performance of the securitized receivables, which include defined credit losses, delinquencies, average credit scores, and minimum collection requirements. In the event one or more of these criteria are not met and the Company is unable to restructure the program, no further funding of receivables will be permitted and the timing of the Company’s expected cash flows from over-collateralization will be delayed. As of May 1, 2026, these criteria were met.

Other Borrowings — In connection with the Company’s international financing operations, the Company has entered into revolving structured financing debt programs related to its fixed-term lease and loan products sold in Canada, Europe, the Middle East, Australia and New Zealand, and Singapore. The debt under these programs has a variable interest rate.

The duration of the debt in Canada, Europe, the Middle East, and Australia and New Zealand is based on the terms of the underlying lease and loan payment streams. These facilities are collateralized solely by the lease and loan payments and associated equipment in their respective region or country.

As of May 1, 2026,
•the Canadian facility had a total debt capacity of $258 million and is effective through January 15, 2028,
•the European facility had a total debt capacity of $469 million and is effective through December 14, 2026,
•the Middle East facility had a total debt capacity of $150 million and is effective through March 14, 2028, and
•the Australia and New Zealand facility had a total debt capacity of $306 million and is effective through April 17, 2027.

The Company also has two unsecured Singapore facilities, which had a total debt capacity of $259 million as of May 1, 2026 and are effective through July 12, 2026 and July 3, 2027, respectively. Subsequent to the close of the three months ended May 1, 2026, the Company extended the term of the July 12, 2026 facility to be effective through July 12, 2027.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Dell Bank Senior Unsecured Eurobonds — On October 27, 2021, Dell Bank issued €500 million of 0.5% senior unsecured five-year eurobonds due October 2026. On October 18, 2022, Dell Bank issued €500 million of 4.5% senior unsecured five-year eurobonds due October 2027. On June 24, 2024, Dell Bank issued €500 million of 3.6% senior unsecured five-year eurobonds due June 2029. The issuances of the senior unsecured eurobonds support the expansion of the financing operations in Europe.

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

The following table presents the assets and liabilities held by the consolidated VIEs as of the dates indicated, which are included in the Condensed Consolidated Statements of Financial Position:

	May 1, 2026	January 30, 2026

	(in millions)
Assets held by consolidated VIEs:
Other current assets	$174	$176
Financing receivables, net of allowance:
Short-term	$3,143	$3,280
Long-term	$2,945	$2,704
Property, plant, and equipment, net	$964	$984
Liabilities held by consolidated VIEs:
Debt, net of unamortized debt issuance costs:
Short-term	$4,373	$4,548
Long-term	$2,204	$1,933

Lease and loan payments and associated equipment transferred via securitization through SPEs were $1.3 billion and $1.2 billion for the three months ended May 1, 2026, and May 2, 2025, respectively.

Customer Receivables Sales

To manage certain concentrations of customer credit exposure, the Company may sell selected fixed-term customer receivables to unrelated third parties on a periodic basis, without recourse. The amounts of customer receivables sold for this purpose were immaterial for both the three months ended May 1, 2026 and May 2, 2025. The Company’s continuing involvement in these customer receivables is primarily limited to servicing arrangements.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 5 — LEASES

The Company enters into leasing transactions in which the Company is the lessee. These lease contracts are typically classified as operating leases. The Company’s lease contracts are generally for office space used to conduct its business, and the determination of whether such contracts contain leases generally does not require significant estimates or judgments. The Company also leases certain property, equipment, and warehouses. As of May 1, 2026, the remaining terms of the Company’s leases generally range from one month to approximately ten years. As of May 1, 2026 and January 30, 2026, there were no material finance leases in which the Company was a lessee.

The Company also enters into leasing transactions in which the Company is the lessor, primarily through customer financing arrangements offered under DFS. DFS originates leases that are primarily classified as either sales-type leases or operating leases. See Note 4 of the Notes to the Condensed Consolidated Financial Statements for more information about the Company’s lessor arrangements.

The following table presents components of lease costs included in the Condensed Consolidated Statements of Income for the periods indicated:

	Three Months Ended
	May 1, 2026	May 2, 2025

	(in millions)
Operating lease costs	$67	$58
Variable costs	21	23
Total lease costs	$88	$81

During the three months ended May 1, 2026 and May 2, 2025, sublease income, finance lease costs, and short-term lease costs were immaterial.

The following table presents supplemental information related to operating leases included in the Condensed Consolidated Statements of Financial Position as of the dates indicated:

	Classification	May 1, 2026	January 30, 2026

		(in millions, except for term and discount rate)
Operating lease right-of-use assets	Other non-current assets	$661	$640

Current operating lease liabilities	Accrued and other current liabilities	$250	$246
Non-current operating lease liabilities	Other non-current liabilities	495	481
Total operating lease liabilities		$745	$727

Weighted-average remaining lease term (in years)		4.19	4.11
Weighted-average discount rate		4.70%	4.74%

The following table presents supplemental cash flow information related to leases for the periods indicated:

	Three Months Ended
	May 1, 2026	May 2, 2025

	(in millions)
Cash paid for amounts included in the measurement of lease liabilities — operating cash outflows from operating leases	$67	$63

Right-of-use assets obtained in exchange for new operating lease liabilities	$78	$65

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents the future maturity of the Company’s operating lease liabilities under non-cancelable leases and reconciles the undiscounted cash flows for these leases to the lease liability recognized on the Condensed Consolidated Statements of Financial Position as of the date indicated:

May 1, 2026

(in millions)
Fiscal 2027 (remaining nine months)	$191
Fiscal 2028	216
Fiscal 2029	161
Fiscal 2030	110
Fiscal 2031	65
Thereafter	77
Total lease payments	820
Less: Imputed interest	75
Total	$745
Current operating lease liabilities	$250
Non-current operating lease liabilities	$495

As of May 1, 2026, the Company’s undiscounted operating leases that had not yet commenced were immaterial.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 6 — DEBT

The following table summarizes the Company’s outstanding debt as of the dates indicated:

	May 1, 2026	January 30, 2026

	(in millions)
Senior Notes	$21,073	$21,573
Legacy Notes	952	952
DFS Debt (Note 4)	9,278	9,139
Other	110	99
Total debt, principal amount	31,413	31,763
Unamortized discount, net of unamortized premium	(109)	(112)
Debt issuance costs	(143)	(148)
Total debt, carrying value	$31,161	$31,503
Short-term	$7,550	$7,990
Long-term	$23,611	$23,513

During the three months ended May 1, 2026, the Company repaid the remaining outstanding $0.5 billion principal amount of 6.02% Senior Notes due June 2026.

Outstanding Debt

Senior Notes — The Company completed offerings of multiple series of senior notes which were issued on June 1, 2016, March 20, 2019, April 9, 2020, December 13, 2021, January 24, 2023, March 18, 2024, October 8, 2024, April 1, 2025, and October 6, 2025 in aggregate principal amounts of $20.0 billion, $4.5 billion, $2.3 billion, $2.3 billion, $2.0 billion, $1.0 billion, $1.5 billion, $4.0 billion, and $4.5 billion, respectively (collectively, the “Senior Notes”). The Senior Notes have maturity dates ranging from 2026 through 2051. Interest rates on these borrowings are fixed, ranging from 3.38% to 8.35% per annum, and interest is payable semiannually.

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

As of May 1, 2026, the Company had no outstanding borrowings under the revolving credit facility.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Commercial Paper Program — The Company maintains a commercial paper program under which the Company may issue unsecured notes in a maximum aggregate face amount of $5.0 billion outstanding at any time, with maturities of up to 397 days from the date of issuance. The notes are sold on customary terms in the U.S. commercial paper market on a private placement basis. The proceeds of the notes are used for general corporate purposes. As of May 1, 2026, the Company had no outstanding issuances under the commercial paper program.

The Company may purchase, redeem, prepay, refinance, or otherwise retire any amount of outstanding indebtedness under the terms of such indebtedness at any time and from time to time, in open market or negotiated transactions with the holders of such indebtedness or otherwise, as considered appropriate in light of market conditions and other relevant factors.

Covenants — The credit agreement governing the revolving credit facility and the indentures governing the Senior Notes and the Legacy Notes impose various limitations, subject to exceptions, on creating certain liens and entering into sale and lease-back transactions. The foregoing credit agreement and indentures contain customary events of default, and the revolving credit facility is subject to an interest coverage ratio covenant that is tested at the end of each fiscal quarter with respect to the Company’s preceding four fiscal quarters. The Company was in compliance with this financial covenant as of May 1, 2026.

Aggregate Future Maturities

The following table presents the aggregate future maturities of the Company’s debt as of May 1, 2026, excluding associated carrying value adjustments, for the periods indicated:

May 1, 2026

(in millions)
Fiscal 2027 (remaining nine months)	$6,910
Fiscal 2028	3,368
Fiscal 2029	2,864
Fiscal 2030	3,957
Fiscal 2031	1,773
Thereafter	12,541
Total maturities, principal amount	$31,413

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

During the three months ended May 1, 2026 and May 2, 2025, the Company did not discontinue any cash flow hedges related to foreign exchange contracts that had a material impact on the Company’s results of operations due to the probability that the forecasted cash flows would not occur.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Derivative Instruments

The following table presents the notional amounts of outstanding derivative instruments as of the dates indicated:

	May 1, 2026	January 30, 2026

	(in millions)
Foreign exchange contracts:
Designated as cash flow hedging instruments	$8,579	$7,491
Non-designated as hedging instruments	6,701	5,887
Total	$15,280	$13,378
Interest rate contracts:
Non-designated as hedging instruments	$6,809	$7,048

The following table presents the effect of derivative instruments designated as cash flow hedging instruments on the Condensed Consolidated Statements of Financial Position and the Condensed Consolidated Statements of Income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in Accumulated OCI, Net of Tax, on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income

	(in millions)		(in millions)
For the three months ended May 1, 2026:
		Total net revenue	$(4)
Foreign exchange contracts	$75	Total cost of net revenue	(4)
Total	$75	Total	$(8)

For the three months ended May 2, 2025:
		Total net revenue	$(8)
Foreign exchange contracts	$(257)	Total cost of net revenue	(3)
Total	$(257)	Total	$(11)

The following table presents the effect of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Income for the periods indicated:

	Three Months Ended
	May 1, 2026	May 2, 2025	Location of Gain (Loss) Recognized

	(in millions)
Foreign exchange contracts	$(101)	$298	Interest and other, net
Interest rate contracts	10	(14)	Interest and other, net
Total	$(91)	$284

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The Company presents its derivative instruments on a net basis in the Condensed Consolidated Statements of Financial Position due to the right of offset by its counterparties under master netting arrangements. The following tables present the fair value of those derivative instruments presented on a gross basis as of the dates indicated:

	May 1, 2026
	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value

	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange contracts in an asset position	$52	$—	$16	$—	$68
Foreign exchange contracts in a liability position	(14)	—	(32)	—	(46)
Net asset (liability)	38	—	(16)	—	22
Derivatives not designated as hedging instruments:
Foreign exchange contracts in an asset position	88	—	86	—	174
Foreign exchange contracts in a liability position	(66)	—	(168)	—	(234)
Interest rate contracts in an asset position	3	34	—	—	37
Interest rate contracts in a liability position	—	—	(1)	(17)	(18)
Net asset (liability)	25	34	(83)	(17)	(41)
Total derivatives at fair value	$63	$34	$(99)	$(17)	$(19)

	January 30, 2026
	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value

	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange contracts in an asset position	$26	$—	$13	$—	$39
Foreign exchange contracts in a liability position	(54)	—	(59)	—	(113)
Net asset (liability)	(28)	—	(46)	—	(74)
Derivatives not designated as hedging instruments:
Foreign exchange contracts in an asset position	291	1	119	—	411
Foreign exchange contracts in a liability position	(146)	—	(169)	—	(315)
Interest rate contracts in an asset position	5	37	—	—	42
Interest rate contracts in a liability position	—	—	—	(30)	(30)
Net asset (liability)	150	38	(50)	(30)	108
Total derivatives at fair value	$122	$38	$(96)	$(30)	$34

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following tables present the gross amounts of the Company’s derivative instruments, amounts offset due to master netting agreements with the Company’s counterparties, and the net amounts recognized in the Condensed Consolidated Statements of Financial Position as of the dates indicated:

	May 1, 2026
	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/(Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount of Assets/ (Liabilities) Recognized in the Statement of Financial Position
				Financial Instruments	Cash Collateral Received or Pledged

	(in millions)
Financial assets	$279	$(182)	$97	$—	$(49)	$48
Financial liabilities	(298)	182	(116)	—	—	(116)
Total derivative instruments	$(19)	$—	$(19)	$—	$(49)	$(68)

	January 30, 2026
	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/(Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount of Assets/ (Liabilities) Recognized in the Statement of Financial Position
				Financial Instruments	Cash Collateral Received or Pledged

	(in millions)
Financial assets	$492	$(332)	$160	$—	$(46)	$114
Financial liabilities	(458)	332	(126)	—	1	(125)
Total derivative instruments	$34	$—	$34	$—	$(45)	$(11)

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

The following table presents goodwill allocated to the Company’s reportable segments and changes in the carrying amount of goodwill as of the dates indicated:

	Infrastructure Solutions Group	Client Solutions Group	Total

	(in millions)
Balances as of January 30, 2026	$15,315	$4,232	$19,547
Impact of foreign currency translation and other	(43)	—	(43)
Balances as of May 1, 2026	$15,272	$4,232	$19,504

Intangible Assets

The following table presents the Company’s intangible assets as of the dates indicated:

	May 1, 2026			January 30, 2026
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

	(in millions)
Customer relationships	$16,644	$(15,386)	$1,258	$16,644	$(15,321)	$1,323
Developed technology	9,524	(9,402)	122	9,525	(9,376)	149
Trade names	875	(871)	4	875	(869)	6
Definite-lived intangible assets	27,043	(25,659)	1,384	27,044	(25,566)	1,478
Indefinite-lived trade names	3,055	—	3,055	3,055	—	3,055
Total intangible assets	$30,098	$(25,659)	$4,439	$30,099	$(25,566)	$4,533

For both the three months ended May 1, 2026 and May 2, 2025, amortization expense related to definite-lived intangible assets was $0.1 billion. There were no material impairment charges related to intangible assets during the three months ended May 1, 2026 and May 2, 2025.

The following table presents the estimated future annual pre-tax amortization expense of definite-lived intangible assets as of the date indicated:

May 1, 2026

(in millions)
Fiscal 2027 (remaining nine months)	$282
Fiscal 2028	236
Fiscal 2029	196
Fiscal 2030	159
Fiscal 2031	132
Thereafter	379
Total	$1,384

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Goodwill and Indefinite-Lived Intangible Assets Impairment Testing

Goodwill and indefinite-lived intangible assets are tested for impairment annually during the third fiscal quarter and whenever events or circumstances may indicate that an impairment has occurred.

For the annual impairment review performed during the third quarter of Fiscal 2026, the Company assessed the goodwill in each of its reporting units and indefinite-lived intangible assets. The Company is permitted to conduct a qualitative assessment to determine whether it is necessary to perform a quantitative goodwill impairment test. The Company’s qualitative assessment included consideration of the relevant events and circumstances affecting the reporting unit, including macroeconomic, industry and market conditions, recent market transactions, overall financial performance, trends in the public company market valuation, changes in projected future cash flows, and the results of the most recent quantitative assessment, where applicable. Based on this assessment, the Company concluded that it was more likely than not that the estimated fair values of the reporting units and indefinite-lived intangible assets were higher than their respective carrying values. No goodwill or indefinite-lived assets impairment test was performed during the three months ended May 1, 2026.

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

The following table presents the changes in the Company’s deferred revenue for the periods indicated:

	Three Months Ended
	May 1, 2026	May 2, 2025

	(in millions)
Deferred revenue at beginning of period	$26,930	$25,965
Revenue deferrals	5,540	5,455
Revenue recognized	(5,018)	(5,100)
Deferred revenue at end of period	$27,452	$26,320
Short-term	$13,193	$13,907
Long-term	$14,259	$12,413

Remaining Performance Obligations

Remaining performance obligations represent the aggregate amount of the transaction price allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include deferred revenue plus unbilled amounts not yet recorded in deferred revenue. The value of the transaction price allocated to remaining performance obligations as of May 1, 2026 was approximately $97 billion. The Company expects to recognize approximately 80% of remaining performance obligations as revenue in the next twelve months, approximately 10% in the following twelve months, and the remainder thereafter.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 10 — COMMITMENTS AND CONTINGENCIES

Purchase Obligations

The Company has contractual obligations that are enforceable and legally binding to purchase goods or services and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Purchase obligations include the non-cancelable portion or the minimum cancellation fee under the contract, and are primarily related to commitments with suppliers, software maintenance, and support services. As of May 1, 2026, such purchase obligations were $16.9 billion for the remainder of Fiscal 2027, $1.2 billion for Fiscal 2028, $1.4 billion for Fiscal 2029, $0.8 billion for Fiscal 2030, and $0.5 billion for Fiscal 2031 and thereafter.

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

In accordance with the relevant accounting guidance, the Company provides disclosures of matters where it is at least reasonably possible that the Company could experience a material loss exceeding the amounts already accrued for across all proceedings or matters. In addition, the Company also discloses matters based on its consideration of other matters and qualitative factors, including the experience of other companies in the industry, and investor, customer, and employee relations considerations. As of May 1, 2026, the Company does not believe there is a reasonable possibility that a material loss exceeding the amounts already accrued for across all proceedings or matters has been incurred. However, since the ultimate resolution of any such proceedings and matters is inherently unpredictable, the Company’s business, financial condition, results of operations, or cash flows could be materially affected in any particular period by unfavorable outcomes in one or more of these proceedings or matters. Whether the outcome of any claim, suit, assessment, investigation, or legal proceeding, individually or collectively, could have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows will depend on a number of factors, including the nature, timing, and amount of any associated expenses, amounts paid in settlement, damages, or other remedies or consequences.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Under the Separation and Distribution Agreement entered into with VMware, Inc. (currently operating under the name VMware LLC, and individually and together with its subsidiaries, “VMware”), Dell Technologies and VMware agreed to indemnify each other and their respective subsidiaries, directors, officers, employees, and any successors and assigns of the foregoing, from and against all liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to each party as part of the separation of their respective businesses. The amounts that VMware and Dell Technologies may be obligated to pay each other could vary depending on the outcome of certain unresolved tax matters, which may not be resolved for several years. Net income tax indemnification receivables from VMware were immaterial as of May 1, 2026 and January 30, 2026.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 11 — INCOME AND OTHER TAXES

For the three months ended May 1, 2026, the Company’s effective income tax rate was 12.9% on pre-tax income of $3.9 billion compared to 10.9% on pre-tax income of $1.1 billion for the three months ended May 2, 2025. The changes in the Company’s effective income tax rate were primarily driven by discrete tax items. For the three months ended May 1, 2026 and May 2, 2025, the Company recorded discrete tax benefits of $0.2 billion and $0.1 billion, respectively, related to stock-based compensation.

The differences between the estimated effective income tax rates and the U.S. federal statutory rate of 21% is primarily due to foreign earnings taxed at different rates, as well as to discrete tax items.

In June 2023, the Company received a Revenue Agent’s Report for the federal income tax examination by the Internal Revenue Service (“IRS”) of fiscal years 2018 through 2019. The IRS proposed significant adjustments primarily relating to certain transactions the Company completed as part of its business integration efforts. In August 2023, the Company submitted a written protest to the IRS relating to certain assessments. The Company received a rebuttal from the IRS to its written protest in April 2024. The Company disagrees with the IRS’s proposed adjustments and will contest them through the IRS administrative appeals procedures. The Company expects to continue discussions with the IRS Independent Office of Appeals throughout the fiscal year and anticipates that the appeals process for the resolution of these matters will extend beyond the next twelve months. The IRS is also currently conducting a federal income tax examination of the Company for fiscal years 2020 through 2022.

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

Judgment is required in evaluating the Company’s uncertain tax positions and determining the Company’s provision for income taxes. Net unrecognized tax benefits were $1.1 billion as of both May 1, 2026 and January 30, 2026, and are included in other non-current liabilities in the Condensed Consolidated Statements of Financial Position.

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

The following table presents changes in accumulated other comprehensive income (loss), net of tax, by the following components as of the dates indicated:

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Pension and Other Postretirement Plans	Accumulated Other Comprehensive Income (Loss)

	(in millions)
Balances as of January 30, 2026	$(565)	$(129)	$(25)	$(719)
Other comprehensive income (loss) before reclassifications	(74)	75	1	2
Amounts reclassified from accumulated other comprehensive income	—	8	—	8
Total change for the period	(74)	83	1	10
Balances as of May 1, 2026	$(639)	$(46)	$(24)	$(709)

Amounts related to the Company’s cash flow hedges are reclassified to net income during the same period in which the items being hedged are recognized in earnings. See Note 7 of the Notes to the Condensed Consolidated Financial Statements for more information about the Company’s derivative instruments.

The following table present reclassifications out of accumulated other comprehensive income (loss), net of tax, to net income for the periods indicated:

	Three Months Ended
	May 1, 2026	May 2, 2025
	Cash Flow Hedges	Cash Flow Hedges

	(in millions)
Net revenue	$(4)	$(8)
Cost of net revenue	(4)	(3)
Total reclassifications, net of tax	$(8)	$(11)

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 13 — CAPITALIZATION

The following table presents the Company’s authorized, issued, and outstanding common stock as of the dates indicated:

	Authorized	Issued	Outstanding

	(in millions)
Common stock as of May 1, 2026:
Class A	600	277	277
Class B	200	48	48
Class C	7,900	527	324
Class D	100	—	—
	8,800	852	649

Common stock as of January 30, 2026:
Class A	600	277	277
Class B	200	52	52
Class C	7,900	515	323
Class D	100	—	—
	8,800	844	652

Preferred Stock

The Company is authorized to issue one million shares of preferred stock, par value $0.01 per share. As of May 1, 2026 and January 30, 2026, no shares of preferred stock were issued or outstanding.

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

During the three months ended May 1, 2026, the Company issued approximately 4 million shares of Class C Common Stock to stockholders upon the conversion of the same number of shares of Class B Common Stock in accordance with the Company’s certificate of incorporation.

During the fiscal year ended January 30, 2026, the Company issued approximately 10 million shares of Class C Common Stock to stockholders upon the conversion of an immaterial number of Class A Common Stock shares and 10 million shares of Class B Common Stock in accordance with the Company’s certificate of incorporation.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Dividends

On February 26, 2026, the Company announced that the Board of Directors approved a 20% increase in the quarterly dividend rate to $0.630 per share per fiscal quarter beginning in the first quarter of Fiscal 2027.

The Company paid the following dividends during the periods presented:

Three Months Ended	Declaration Date	Record Date	Payment Date	Dividend per Share	Amount (in millions)

Fiscal 2027:
May 1, 2026	March 2, 2026	April 21, 2026	May 1, 2026	$0.630	$410

Fiscal 2026:
May 2, 2025	February 27, 2025	April 22, 2025	May 2, 2025	$0.525	$360

During the three months ended May 1, 2026 and May 2, 2025, the Company also paid an immaterial amount of dividend equivalents on eligible vested equity awards which are not included above.

Repurchases of Common Stock

On September 23, 2021, the Company’s Board of Directors approved the Company’s current stock repurchase program with no fixed expiration date under which the Company may repurchase a specified dollar value of Class C Common Stock, exclusive of any fees, commissions, or other expenses related to such repurchases. As of January 30, 2026, the Company’s Board of Directors authorized the repurchase of up to $20 billion of Class C Common Stock and on February 26, 2026 authorized an additional $10 billion of Class C Common Stock for repurchase. Following the February 26, 2026 approval, the Company had approximately $15.2 billion of authorized shares remaining for repurchase under the program.

During the three months ended May 1, 2026 and May 2, 2025, the Company repurchased approximately 11 million and 22 million shares of Class C Common Stock for total purchase prices of approximately $1.6 billion and $2.0 billion, respectively. The foregoing amounts exclude U.S. federal excise taxes and shares withheld from equity awards to settle employee tax withholding obligations related to the vesting of such awards.

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

The following table presents basic and diluted earnings per share for the periods indicated:

	Three Months Ended
	May 1, 2026	May 2, 2025
Earnings per share:
Basic	$5.30	$1.39
Diluted	$5.24	$1.37

The following table presents the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended
	May 1, 2026	May 2, 2025

	(in millions)
Numerator:
Net income — basic and diluted	$3,438	$965

Denominator:
Weighted-average shares outstanding — basic	649	692
Dilutive effect of equity awards	7	10
Weighted-average shares outstanding — diluted	656	702
Weighted-average shares outstanding — antidilutive	—	4

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

The Company’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The CODM is regularly provided and reviews segment revenue and segment operating income to assess the performance of each segment and allocate resources to the segments in the annual planning process. The Company’s measure of segment revenue and segment operating income for management reporting purposes excludes Corporate and other, amortization of intangible assets, stock-based compensation expense, and other corporate expenses, as applicable, which are not used in evaluating the results of, or in allocating resources to, the segments. The Company does not allocate assets to its reportable segments for internal reporting purposes. The accounting policies of the segments are the same as those described in Note 2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2026.

ISG includes the Company’s Artificial Intelligence (“AI”)-optimized servers offerings, traditional servers and networking offerings, and storage offerings as major product categories. The Company’s AI-optimized servers are designed to run high-value workloads, including AI model training, fine-tuning, and inferencing. The Company’s traditional servers are high-performance general-purpose servers designed to deliver scalable performance, reliability, and efficient management across a wide range of enterprise workloads. The Company’s networking portfolio includes wide area network infrastructure, data center and edge networking switches, and cables and optics. The Company’s comprehensive storage portfolio includes modern and traditional storage solutions that span primary, unstructured and data protection offerings and are delivered through multiple architectures, including all-flash, purpose-built, software-defined, and hyper-converged infrastructure platforms. ISG also offers software, peripherals, and services, including consulting and support and deployment.

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

In March 2024, the Company terminated the Commercial Framework Agreement with VMware, whereby Dell Technologies acted as a distributor of VMware’s stand-alone products and services and purchased such products and services for resale to end-user customers (“VMware Resale”). Dell Technologies no longer acts as a distributor of those products and services, although it continues to support customers that have purchased resale offerings sold in prior periods. The results of VMware Resale transactions are reflected in Corporate and other. The Company continues to integrate and embed certain VMware products and services with the Company’s VxRail solution to end-user customers. The results for this integrated offering are reflected within ISG.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents a reconciliation of net revenue by the Company’s reportable segments to the Company’s consolidated net revenue as well as a reconciliation of segment operating income to the Company’s consolidated operating income for the periods indicated:

	Three Months Ended
	May 1, 2026	May 2, 2025

	(in millions)
Consolidated net revenue:
Infrastructure Solutions Group	$29,009	$10,317
Client Solutions Group	14,609	12,509
Reportable segment net revenue	43,618	22,826
Corporate and other (a)	224	552
Total consolidated net revenue	$43,842	$23,378

Consolidated operating income:
Infrastructure Solutions Group	$3,055	$998
Client Solutions Group	1,170	653
Reportable segment operating income (b)	4,225	1,651
Corporate and other (a)	10	15
Amortization of intangibles (c)	(97)	(126)
Stock-based compensation expense (d)	(189)	(190)
Other corporate expenses (e)	(293)	(185)
Total consolidated operating income (f)	$3,656	$1,165
____________________
(a)Corporate and other includes VMware Resale and other items that are managed at the corporate level and are not allocated to reportable segments.
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
(e)Other corporate expenses includes severance expenses, payroll taxes associated with stock-based compensation, incentive charges related to equity investments, transaction-related expenses, and impairment charges.
(f)Income and expenses within interest and other, net, is not allocated to the reportable segments. Therefore, the Company does not report below reportable segment operating income.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents the significant expense categories by reportable segment for the periods indicated:

	Three Months Ended
	May 1, 2026	May 2, 2025

	(in millions)
Infrastructure Solutions Group:
Cost of net revenue	$23,475	$7,050
Selling, general, and administrative	$1,794	$1,695
Research and development	$685	$574

Client Solutions Group:
Cost of net revenue	$12,204	$10,738
Selling, general, and administrative	$1,043	$982
Research and development	$192	$136

The following table presents the disaggregation of net revenue by reportable segment and by major product categories within the segments for the periods indicated:

	Three Months Ended
	May 1, 2026	May 2, 2025

	(in millions)
Net revenue:
Infrastructure Solutions Group:
AI-optimized servers	$16,132	$1,882
Traditional servers and networking	8,543	4,439
Storage	4,334	3,996
Total ISG net revenue	$29,009	$10,317
Client Solutions Group:
Commercial	$13,020	$11,046
Consumer	1,589	1,463
Total CSG net revenue	$14,609	$12,509

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 16 — SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION

The following table presents additional information on selected assets included in the Condensed Consolidated Statements of Financial Position as of the dates indicated:

	May 1, 2026	January 30, 2026

	(in millions)
Cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$11,578	$11,528
Restricted cash (a)	175	178
Total cash, cash equivalents, and restricted cash	$11,753	$11,706
Inventories:
Production materials	$10,634	$6,696
Work-in-process	3,483	2,772
Finished goods	935	969
Total inventories	$15,052	$10,437
Prepaid expenses:
Total prepaid expenses (b)	$729	$552
Property, plant, and equipment, net:
Assets in a customer contract	$6,217	$5,777
Computer and other equipment	3,949	3,849
Land and buildings	3,151	3,134
Internal use software	2,128	2,083
Total property, plant, and equipment	15,445	14,843
Accumulated depreciation and amortization	(8,500)	(8,167)
Total property, plant, and equipment, net	$6,945	$6,676
____________________
(a)Restricted cash is primarily classified as other current assets in the Condensed Consolidated Statements of Financial Position and consists predominantly of cash required to be held in escrow pursuant to DFS securitization arrangements.
(b)Prepaid expenses are included in other current assets in the Condensed Consolidated Statements of Financial Position. Amounts classified as long-term prepaid expenses are included in other non-current assets and are not disclosed above.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Warranty Liability

The following table presents changes in the Company’s liability for standard limited warranties for the periods indicated:

	Three Months Ended
	May 1, 2026	May 2, 2025

	(in millions)
Warranty liability at beginning of period	$450	$424
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties (a)	819	211
Service obligations honored	(234)	(220)
Warranty liability at end of period (b)	$1,035	$415
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

The following table presents the activity related to the Company’s severance liability for the periods indicated:

	Three Months Ended
	May 1, 2026	May 2, 2025

	(in millions)
Severance liability at beginning of period	$136	$238
Severance charges	227	130
Cash paid and other	(121)	(217)
Severance liability at end of period	$242	$151

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents severance charges as included in the Condensed Consolidated Statements of Income for the periods indicated:

	Three Months Ended
	May 1, 2026	May 2, 2025

	(in millions)
Cost of net revenue	$81	$30
Selling, general, and administrative	106	67
Research and development	40	33
Total severance charges	$227	$130

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

As of May 1, 2026 and January 30, 2026, the Company had $3.1 billion and $2.0 billion, respectively, included within accounts payable on the Condensed Consolidated Statements of Financial Position representing invoices due to suppliers confirmed as valid under the SCF Program.

Interest and Other, Net

The following table presents information regarding interest and other, net as included in the Condensed Consolidated Statements of Income for the periods indicated:

	Three Months Ended
	May 1, 2026	May 2, 2025

	(in millions)
Investment income, primarily interest	$81	$31
Gain on investments, net	631	17
Interest expense	(391)	(354)
Foreign exchange	(17)	(5)
Gain on disposition of businesses and assets	—	236
Other	(12)	(7)
Total interest and other, net	$292	$(82)

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 17 — SUBSEQUENT EVENTS

There were no known events occurring after May 1, 2026 and up until the date of issuance of this report that would materially affect the information presented herein.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2026 and the unaudited Condensed Consolidated Financial Statements included in this report. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs, and that are subject to numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied in any forward-looking statements.

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

Our fiscal year is the 52- or 53-week period ending on the Friday nearest January 31. We refer to our fiscal year ending January 29, 2027 as “Fiscal 2027” and our fiscal year ended January 30, 2026 as “Fiscal 2026.” Fiscal 2027 and Fiscal 2026 include 52 weeks.

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

•Traditional servers and networking — Our traditional servers portfolio provides the trusted foundation for modern IT environments, supporting a wide range of general-purpose and mission-critical workloads, including certain AI-related workloads such as inferencing. Our networking portfolio helps our business customers transform and modernize their infrastructure, complementing our storage and AI-optimized and traditional servers offerings, and includes wide area network infrastructure, data center and edge networking switches, and cables and optics.

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

Corporate and other primarily consists of our historical resale of standalone offerings of VMware LLC (formerly VMware, Inc. and individually and together with its subsidiaries, “VMware”), referred to as “VMware Resale.” These offerings are no longer actively sold and Corporate and other is not classified as an operating segment.

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

Business Trends and Challenges

During the first quarter of Fiscal 2027, we executed our strategy and delivered exceptional operating results, generating significant net revenue and operating income growth. The following trends and conditions affected the environment in which we operated:

•Macroeconomic environment: We experienced substantial demand growth across our ISG offerings, resulting in ISG net revenue growth and a continued shift in the mix of the business towards our ISG offerings. Additionally, the demand environment was significant for our CSG offerings, resulting in CSG net revenue growth.

•Demand for AI-optimized servers: Our ISG business benefitted from substantial demand for our AI-optimized servers offerings as customers continue to adopt and further integrate AI, resulting in a significant increase in backlog as we exited the quarter. Given the scale of the AI opportunities, the varying stages of customer readiness, and the frequency of component part updates or transitions, there is inherent non-linearity in the timing of demand and subsequent shipments for our AI-optimized servers offerings, which continues to drive variability in our revenue.

•Technology refresh: Within our ISG business, we continue to see customers modernize and consolidate their data centers as more customers transition to next-generation products and expand capacity to support growing workloads, which has resulted in significant demand within our traditional servers and networking offerings and our storage offerings. Additionally, within our CSG business, the PC refresh cycle is underway as customers continue to upgrade their devices, which has contributed to significant demand for our commercial offerings.

•Supply Chain: We experienced an increase in input costs, driven primarily by higher component costs. Strong and accelerating industry demand for AI‑optimized solutions, together with current limitations in capacity from memory manufacturers, has resulted in global supply constraints and substantial inflation in memory component costs.

•Business modernization initiatives: We continue to prioritize ongoing modernization initiatives to achieve greater efficiencies and streamline our processes, while also continuing to make strategic investments designed to enable growth and innovation. These initiatives have partially contributed to a net reduction in our operating expense rate.

We remain focused on executing our key strategic priorities, creating long-term value for our shareholders, and addressing our customers’ needs. We have the following expectations regarding our performance for the full fiscal year:

•Revenue: Overall, while customers continue to reassess their spending priorities throughout the year in light of the dynamic commodity supply environment, we expect significant ISG and strong CSG net revenue growth. We expect ISG net revenue growth will be driven largely by increased demand for our servers and networking offerings and, to a lesser extent, our storage offerings. We anticipate CSG net revenue growth to be driven in part by the continuation of the PC refresh cycle.

•Gross margin: We expect margin growth, while balancing anticipated margin rate pressure resulting from a continuing shift in mix towards our AI-optimized servers offerings. We expect the notable inflationary environment for component costs will persist throughout the remainder of Fiscal 2027. We continue to monitor the rapidly evolving commodity supply environment and will leverage the agility and scale of our world-class supply chain as we seek to maintain disciplined pricing while balancing profitability and growth.

•Operating expenses: We continue to advance our own capabilities to change the way we work and make decisions, improve business outcomes and the customer experience, leverage new technology, and optimize business processes. We remain committed to disciplined cost management in coordination with our ongoing business modernization initiatives, and expect to continue to scale operating expenses as we take targeted measures to manage costs, including employee reorganizations, limitation of external hiring, and other actions to align our investments with our strategic priorities and customer needs.

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

Foreign Currency Exposure — We manage our business on a U.S. Dollar basis. However, we have a large global presence, generating approximately 45% and 50% of our net revenue from sales to customers outside of the United States during the first quarter of Fiscal 2027 and the first quarter of Fiscal 2026, respectively. As a result, our operating results can be impacted by fluctuations in foreign currency exchange rates. We utilize a comprehensive hedging strategy intended to mitigate the impact of foreign currency volatility over time, and we adjust pricing when possible to further minimize foreign currency impacts.

Other Macroeconomic Risks and Uncertainties — The impacts of trade protection measures, including changes in tariffs and trade barriers, changes in government policies and international trade arrangements, geopolitical volatility associated with terrorism, military conflicts (including the Iran conflict), and other events, and global macroeconomic conditions, or uncertainty regarding the impact of proposed or future trade protection measures, may affect our results of operations in some markets. We continue to leverage the agility and scale of our world-class supply chain to mitigate impacts of trade protection measures and will continue to respond to changing market conditions as needed.

NON-GAAP FINANCIAL MEASURES

In this management’s discussion and analysis, we use supplemental measures of our performance which are derived from our consolidated financial information but which are not presented in our consolidated financial statements prepared in accordance with GAAP. These non-GAAP financial measures include non-GAAP product gross margin; non-GAAP services gross margin; non-GAAP gross margin; non-GAAP operating expenses; non-GAAP operating income; non-GAAP net income; non-GAAP earnings per share - diluted; free cash flow; and adjusted free cash flow. These non-GAAP financial measures are not meant to be considered as indicators of performance or liquidity in isolation from or as a substitute for gross margin, operating expenses, operating income, net income, diluted earnings per share, or cash flows from operating activities prepared in accordance with GAAP, and should be read only in conjunction with financial information presented on a GAAP basis.

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

Non-GAAP product gross margin, non-GAAP services gross margin, non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income, non-GAAP net income, and non-GAAP earnings per share - diluted, as defined by us, exclude amortization of intangible assets, stock-based compensation expense, other corporate (income) expenses and, for non-GAAP net income and non-GAAP earnings per share - diluted, fair value adjustments on equity investments and an aggregate adjustment for income taxes. As the excluded items may have a material impact on our financial results, our management compensates for this limitation by relying primarily on our GAAP results and using non-GAAP financial measures supplementally or for projections when comparable GAAP financial measures are not available.

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

•Other Corporate (Income) Expenses — Other corporate (income) expenses consist primarily of severance expenses, transaction-related impacts of the sales of businesses, payroll taxes associated with stock-based compensation, incentive charges related to equity investments, and transaction-related expenses. Severance costs are primarily related to severance and benefits for employees impacted by cost management initiatives. During the first quarter of Fiscal 2027, we recognized $0.2 billion of severance expense related to workforce reduction activities. During the first quarter of Fiscal 2026, we recognized a $0.2 billion gain related to the sale of our subsidiary SecureWorks Corp. (“Secureworks”). Although we may incur these types of items in the future, we exclude other corporate (income) expenses as they can vary from period to period, are significantly impacted by the timing and nature of these events, and are not used by management in assessing operating performance of the business.

•Fair Value Adjustments on Equity Investments — Fair value adjustments on equity investments primarily consist of the gain (loss) on strategic investments, which includes recurring fair value adjustments of investments in publicly-traded companies, as well as those in privately-held companies, which are adjusted for observable price changes and any potential impairments. During the first quarter of Fiscal 2027, we recognized a $0.6 billion gain from our strategic investment portfolio related to a single investee. See Note 3 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information on our strategic investment activity. We exclude fair value adjustments on equity investments given the volatility in ongoing adjustments to the valuation of these strategic investments and because such adjustments are unrelated to the operating performance of our business.

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

The following table presents a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP measure for the periods indicated:

	Three Months Ended
	May 1, 2026	% Change	May 2, 2025

	(in millions, except percentages)
Product gross margin	$5,253	112%	$2,483
Non-GAAP adjustments:
Amortization of intangibles	26		41
Stock-based compensation expense	21		15
Other corporate expenses	9		9
Non-GAAP product gross margin	$5,309	108%	$2,548

Services gross margin	$2,529	3%	$2,454
Non-GAAP adjustments:
Stock-based compensation expense	23		24
Other corporate expenses	86		31
Non-GAAP services gross margin	$2,638	5%	$2,509

	Three Months Ended
	May 1, 2026	% Change	May 2, 2025

	(in millions, except percentages and per share amounts)
Gross margin	$7,782	58%	$4,937
Non-GAAP adjustments:
Amortization of intangibles	26		41
Stock-based compensation expense	44		39
Other corporate expenses	95		40
Non-GAAP gross margin	$7,947	57%	$5,057

Operating expenses	$4,126	9%	$3,772
Non-GAAP adjustments:
Amortization of intangibles	(71)		(85)
Stock-based compensation expense	(145)		(151)
Other corporate expenses	(198)		(145)
Non-GAAP operating expenses	$3,712	9%	$3,391

Operating income	$3,656	214%	$1,165
Non-GAAP adjustments:
Amortization of intangibles	97		126
Stock-based compensation expense	189		190
Other corporate expenses	293		185
Non-GAAP operating income	$4,235	154%	$1,666

Net income	$3,438	256%	$965
Non-GAAP adjustments:
Amortization of intangibles	97		126
Stock-based compensation expense	189		190
Other corporate (income) expenses	288		(58)
Fair value adjustments on equity investments	(631)		(17)
Aggregate adjustment for income taxes	(191)		(120)
Non-GAAP net income	$3,190	194%	$1,086

Earnings per share — diluted	$5.24	282%	$1.37
Non-GAAP adjustments:
Amortization of intangibles	0.14		0.18
Stock-based compensation expense	0.29		0.27
Other corporate (income) expenses	0.44		(0.08)
Fair value adjustments on equity investments	(0.96)		(0.02)
Aggregate adjustment for income taxes	(0.29)		(0.17)
Non-GAAP earnings per share — diluted	$4.86	214%	$1.55

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

The following table presents a reconciliation of free cash flow and adjusted free cash flow to cash flow from operations for the periods indicated:

	Three Months Ended
	May 1, 2026	% Change	May 2, 2025

	(in millions, except percentages)
Cash flow from operations	$4,081	46%	$2,796
Non-GAAP adjustments:
Capital expenditures and capitalized software development costs, net (a)	(963)		(568)
Free cash flow	$3,118	40%	$2,228

Free cash flow	$3,118	40%	$2,228
Non-GAAP adjustments:
Financing receivables (b)	(263)		(23)
Equipment under operating leases (c)	310		27
Adjusted free cash flow	$3,165	42%	$2,232
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

	Three Months Ended
	May 1, 2026			May 2, 2025
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue

	(in millions, except percentages and per share amounts)
Net revenue:
Products	$38,105	86.9%	117%	$17,599	75.3%
Services	5,737	13.1%	(1)%	5,779	24.7%
Total net revenue	$43,842	100.0%	88%	$23,378	100.0%
Gross margin:
Products	$5,253	13.8%	112%	$2,483	14.1%
Services	2,529	44.1%	3%	2,454	42.5%
Total gross margin	$7,782	17.8%	58%	$4,937	21.1%
Operating expenses	$4,126	9.5%	9%	$3,772	16.1%
Operating income	$3,656	8.3%	214%	$1,165	5.0%
Net income	$3,438	7.8%	256%	$965	4.1%
Earnings per share — diluted	$5.24		282%	$1.37
Cash flow from operations	$4,081		46%	$2,796

Non-GAAP Financial Information
	Three Months Ended
	May 1, 2026			May 2, 2025
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue

	(in millions, except percentages and per share amounts)
Non-GAAP gross margin:
Products	$5,309	13.9%	108%	$2,548	14.5%
Services	2,638	46.0%	5%	2,509	43.4%
Total non-GAAP gross margin	$7,947	18.1%	57%	$5,057	21.6%
Non-GAAP operating expenses	$3,712	8.4%	9%	$3,391	14.5%
Non-GAAP operating income	$4,235	9.7%	154%	$1,666	7.1%
Non-GAAP net income	$3,190	7.3%	194%	$1,086	4.6%
Non-GAAP earnings per share — diluted	$4.86		214%	$1.55
Free cash flow	$3,118		40%	$2,228
Adjusted free cash flow	$3,165		42%	$2,232

Non-GAAP product gross margin, non-GAAP services gross margin, non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income, non-GAAP net income, non-GAAP earnings per share - diluted, free cash flow, and adjusted free cash flow are not measurements of financial performance prepared in accordance with GAAP. See “Non‑GAAP Financial Measures” for additional information about these non-GAAP financial measures, including our reasons for including these measures, material limitations with respect to the usefulness of the measures, and a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure.

Overview

During the first quarter of Fiscal 2027, net revenue increased by 88%, driven by an increase in ISG net revenue and, to a lesser extent, CSG net revenue that was partially offset by a decrease in Corporate and other net revenue. The increase in ISG net revenue was primarily driven by growth in our AI-optimized servers offerings and, to a lesser extent, our traditional servers and networking offerings and our storage offerings. The increase in CSG net revenue was primarily attributable to an increase in sales of our commercial offerings. Corporate and other net revenue declined primarily due to a decrease in VMware Resale revenue, as we no longer act as a distributor of standalone VMware offerings.

During the first quarter of Fiscal 2027, operating income and non-GAAP operating income increased by 214% to $3.7 billion and 154% to $4.2 billion, respectively. The increases were primarily attributable to an increase in ISG operating income and, to a lesser extent, CSG operating income. The increase in ISG operating income was driven by our servers and networking offerings and, to a lesser extent, our storage offerings. The increase in CSG operating income was driven primarily by our commercial offerings.

During the first quarter of Fiscal 2027, operating income and non-GAAP operating income as a percentage of net revenue increased 330 basis points to 8.3% and 260 basis points to 9.7%, respectively. Operating income as a percentage of net revenue benefited from the favorable impact of a decline in operating expense rate as a result of substantial net revenue growth. The favorable impact of operating expense rate was partially offset by a decline in gross margin rate due to a shift in mix towards our AI-optimized servers offerings.

Cash provided by operating activities was $4.1 billion during the first quarter of Fiscal 2027 and was driven by net revenue growth and profitability, partially offset by working capital dynamics. Working capital was primarily affected by increased demand for our AI-optimized servers offerings. During the first quarter of Fiscal 2026, cash provided by operating activities was $2.8 billion and was driven by profitability and similar working capital dynamics as well as by other business impacts, including annual incentive-based personnel-related payments. See “Liquidity, Cash Requirements, and Market Conditions” for additional information about our cash flow metrics.

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

Net Revenue

During the first quarter of Fiscal 2027, net revenue increased 88%, driven by an increase in ISG net revenue and, to a lesser extent, CSG net revenue that was partially offset by a decrease in Corporate and other net revenue. See “Business Unit Results” for further information.

•Product Net Revenue — Product net revenue includes revenue from the sale of hardware products and software licenses. During the first quarter of Fiscal 2027, product net revenue increased 117% due to an increase in ISG product net revenue and, to a lesser extent, CSG product net revenue. The increase in ISG product net revenue was primarily driven by growth in our AI-optimized servers offerings and, to a lesser extent, our traditional servers and networking offerings and our storage offerings. The increase in CSG product net revenue was primarily attributable to growth in our commercial offerings.

•Services Net Revenue — Services net revenue includes revenue from our services offerings and support services related to hardware products and software licenses. During the first quarter of Fiscal 2027, services net revenue decreased 1% due to a decline in Corporate and other services net revenue, which was driven by a decrease in VMware Resale revenue. The decline was largely offset by an increase in ISG services net revenue, which was driven by higher AI-optimized servers offerings and support and maintenance associated with products sold in prior periods.

A substantial portion of services net revenue is derived from offerings that have been deferred over a period of time. As a result, reported growth rates for services net revenue will be different than reported growth rates for product net revenue.

From a geographical perspective, net revenue increased in the Americas, the Europe, Middle East and Africa region (“EMEA”), and the Asia-Pacific and Japan region (“APJ”) during the first quarter of Fiscal 2027, most notably within the Americas.

Gross Margin

During the first quarter of Fiscal 2027, gross margin and non-GAAP gross margin increased 58% to $7.8 billion and 57% to $7.9 billion, respectively, primarily due to an increase in ISG gross margin and, to a lesser extent, CSG gross margin. The increase in ISG gross margin was driven by growth in our servers and networking offerings and, to a lesser extent, our storage offerings. The increase in CSG gross margin was primarily driven by growth in our commercial offerings.

During the first quarter of Fiscal 2027, gross margin percentage and non-GAAP gross margin percentage decreased 330 basis points to 17.8% and 350 basis points to 18.1%, respectively. The decreases were primarily driven by a shift in mix towards our AI-optimized servers offerings.

•Product Gross Margin — During the first quarter of Fiscal 2027, product gross margin and non-GAAP product gross margin increased 112% and 108%, respectively, to $5.3 billion. The increases were attributable to an increase in ISG product gross margin and, to a lesser extent, CSG product gross margin. The increase in ISG product gross margin was driven by growth in our servers and networking offerings and, to a lesser extent, our storage offerings. The increase in CSG gross margin was primarily attributable to growth in our commercial offerings.

During the first quarter of Fiscal 2027, product gross margin percentage and non-GAAP product gross margin percentage decreased 30 basis points to 13.8% and 60 basis points to 13.9%, respectively, primarily due to a shift in mix towards our AI-optimized servers offerings.

•Services Gross Margin — During the first quarter of Fiscal 2027, services gross margin and non-GAAP services gross margin increased 3% to $2.5 billion and 5% to $2.6 billion, respectively. The increases were attributable to an increase in ISG services gross margin, which was primarily driven by higher support and maintenance associated with products sold in prior periods and increased demand for our servers and networking offerings.

During the first quarter of Fiscal 2027, services gross margin percentage and non-GAAP services gross margin percentage increased 160 basis points to 44.1% and 260 basis points to 46.0%, respectively, primarily driven by a shift in mix, as we no longer act as a distributor of standalone VMware offerings.

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

The terms and conditions of our vendor rebate programs are largely based on product volumes and are generally negotiated either at the beginning of the annual or quarterly period, depending on the program. The timing and amount of vendor rebates and other discounts we receive under the programs may vary from period to period, reflecting changes in the competitive environment. We monitor our component costs and seek to address the effects of any changes to terms that might arise under our vendor rebate programs. Our gross margins for the first quarter of Fiscal 2027 were not materially affected by any changes to the terms of our vendor rebate programs, as the amounts we received under these programs were generally stable relative to our total net cost. We are not aware of any significant changes to our vendor rebate programs that will materially impact our results in the near term.

Operating Expenses

The following table presents information regarding our operating expenses for the periods indicated:

	Three Months Ended
	May 1, 2026			May 2, 2025
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue

	(in millions, except percentages)
Operating expenses:
Selling, general, and administrative	$3,143	7.3%	6%	$2,964	12.6%
Research and development	983	2.2%	22%	808	3.5%
Total operating expenses	$4,126	9.5%	9%	$3,772	16.1%

	Three Months Ended
	May 1, 2026			May 2, 2025
	Dollars	% of Net Revenue	% Change	Dollars	% of Net Revenue

	(in millions, except percentages)
Non-GAAP operating expenses	$3,712	8.4%	9%	$3,391	14.5%

During the first quarter of Fiscal 2027, total operating expenses increased 9% due to an increase in research and development (“R&D”) expenses and selling, general, and administrative (“SG&A”) expenses.

•Selling, General, and Administrative — During the first quarter of Fiscal 2027, SG&A expenses increased 6%, principally due to an increase in employee compensation and benefits expense related primarily to an increase in variable compensation.

•Research and Development — R&D expenses increased 22% during the first quarter of Fiscal 2027, principally due to an increase in employee compensation and benefits expense related primarily to an increase in variable compensation.

As a percentage of net revenue, R&D expenses for the first quarter of Fiscal 2027 and Fiscal 2026 were 2.2% and 3.5%, respectively. The decline in R&D expense as a percentage of revenue was driven by an increase in net revenue. We continue to support R&D initiatives to innovate and introduce new and enhanced solutions into the market.

During the first quarter of Fiscal 2027, non-GAAP operating expenses increased 9%, principally due to an increase in employee compensation and benefits expense related primarily to an increase in variable compensation.

We continue to make strategic investments designed to enable growth and innovation, while balancing our efforts to drive cost efficiencies in the business. We also expect to continue making investments in support of our own digital transformation, which aims to streamline and optimize our business processes.

Operating Income

During the first quarter of Fiscal 2027, operating income and non-GAAP operating income increased by 214% to $3.7 billion and 154% to $4.2 billion, respectively. The increases were primarily attributable to an increase in ISG operating income and, to a lesser extent, CSG operating income. The increase in ISG operating income was driven by our servers and networking offerings and, to a lesser extent, our storage offerings. The increase in CSG operating income was driven primarily by our commercial offerings.

During the first quarter of Fiscal 2027, operating income and non-GAAP operating income as a percentage of net revenue increased 330 basis points to 8.3% and 260 basis points to 9.7%, respectively. Operating income as a percentage of net revenue benefited from the favorable impact of a decline in operating expense rate as a result of substantial net revenue growth. The favorable impact of operating expense rate was partially offset by a decline in gross margin rate due to a shift in mix towards our AI-optimized servers offerings.

Interest and Other, Net

The following table presents information regarding interest and other, net for the periods indicated:

	Three Months Ended
	May 1, 2026	May 2, 2025

	(in millions)
Investment income, primarily interest	$81	$31
Gain on investments, net	631	17
Interest expense	(391)	(354)
Foreign exchange	(17)	(5)
Gain on disposition of businesses and assets	—	236
Other	(12)	(7)
Total interest and other, net	$292	$(82)

During the first quarter of Fiscal 2027, the change in interest and other, net was favorable primarily due to gains recognized within our strategic investments portfolio, partially offset by the gain on the sale of Secureworks recognized during the first quarter of Fiscal 2026.

Income and Other Taxes

The following table presents information regarding our income and other taxes for the periods indicated:

	Three Months Ended
	May 1, 2026	May 2, 2025

	(in millions, except percentages)
Income before income taxes	$3,948	$1,083
Income tax expense	$510	$118
Effective income tax rate	12.9%	10.9%

For the first quarter of Fiscal 2027 and Fiscal 2026, our effective income tax rates were 12.9% and 10.9%, respectively. The changes in our effective income tax rates for Fiscal 2027 as compared to Fiscal 2026 were primarily attributable to discrete tax items. For the first quarter of Fiscal 2027 and Fiscal 2026, we recorded discrete tax benefits of $0.2 billion and $0.1 billion, respectively, related to stock-based compensation.

See Note 11 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information about our income and other taxes.

Net Income

During the first quarter of Fiscal 2027, net income increased 256% to $3.4 billion primarily due to an increase in operating income and, to a lesser extent, a favorable change in interest and other, net, the effects of which were partially offset by higher income tax expense.

During the first quarter of Fiscal 2027, non-GAAP net income increased 194% to $3.2 billion, primarily due to an increase in operating income, partially offset by higher income tax expense.

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

Infrastructure Solutions Group

The following table presents net revenue and operating income attributable to ISG for the periods indicated:

	Three Months Ended
	May 1, 2026	% Change	May 2, 2025

	(in millions, except percentages)
Net revenue:
AI-optimized servers	$16,132	757%	$1,882
Traditional servers and networking	8,543	92%	4,439
Servers and networking	24,675	290%	6,321
Storage	4,334	8%	3,996
Total ISG net revenue	$29,009	181%	$10,317

Operating income:
ISG operating income	$3,055	206%	$998
% of segment net revenue	10.5%		9.7%

Net Revenue — During the first quarter of Fiscal 2027, ISG net revenue increased 181%, driven by strength in our AI-optimized servers offerings and, to a lesser extent, our traditional servers and networking offerings and our storage offerings.

AI-optimized servers net revenue increased 757% during the first quarter of Fiscal 2027, primarily driven by an increase in units sold as a result of significant increased demand for these offerings.

In addition to unit demand growth that exceeded supply, traditional servers and networking net revenue increased 92% during the first quarter of Fiscal 2027, primarily due to an increase in the average selling price of these offerings, driven by disciplined pricing as we navigated the macroeconomic environment and, to a lesser extent, richer configurations.

During the first quarter of Fiscal 2027, storage net revenue increased 8% primarily due to growth in demand for our Dell-IP storage offerings.

From a geographical perspective, ISG net revenue increased in the Americas, EMEA, and APJ during the first quarter of Fiscal 2027, most notably within the Americas.

Operating Income — During the first quarter of Fiscal 2027, ISG operating income as a percentage of net revenue increased 80 basis points to 10.5%, due to a decline in operating expense rate that outpaced the decline in gross margin rate. Operating expense rate declined primarily due to substantial ISG net revenue growth. Gross margin rate decreased primarily as the result of a shift in mix towards our AI-optimized servers offerings.

Client Solutions Group

The following table presents net revenue and operating income attributable to CSG for the periods indicated:

	Three Months Ended
	May 1, 2026	% Change	May 2, 2025

	(in millions, except percentages)
Net revenue:
Commercial	$13,020	18%	$11,046
Consumer	1,589	9%	1,463
Total CSG net revenue	$14,609	17%	$12,509

Operating income:
CSG operating income	$1,170	79%	$653
% of segment net revenue	8.0%		5.2%

Net Revenue — During the first quarter of Fiscal 2027, CSG net revenue increased 17%, primarily driven by strength in our commercial offerings and, to a lesser extent, our consumer offerings.

During the first quarter of Fiscal 2027, commercial net revenue increased 18% primarily due to an increase in the average selling prices of our commercial offerings and an increase in units sold.

Consumer net revenue increased 9% during the first quarter of Fiscal 2027 due to an increase in the average selling prices of our consumer offerings, partially offset by a decline in units sold.

The increase in the average selling prices of our CSG offerings was primarily attributable to disciplined pricing as we navigated the macroeconomic environment.

From a geographical perspective, CSG net revenue increased in EMEA, APJ, and the Americas during the first quarter of Fiscal 2027, most notably in EMEA.

Operating Income — During the first quarter of Fiscal 2027, CSG operating income as a percentage of net revenue increased 280 basis points to 8.0%. The increase in operating income rate during the first quarter of Fiscal 2027 was due to an increase in gross margin rate primarily driven by disciplined pricing as we navigated the macroeconomic environment and, to a lesser extent, a decline in operating expense rate driven by CSG net revenue growth.

OTHER BALANCE SHEET ITEMS

Accounts Receivable

We sell products and services directly to customers and through a variety of sales channels, including retail distribution. Our accounts receivable, net was $25.9 billion and $17.6 billion as of May 1, 2026 and January 30, 2026, respectively. The increase in accounts receivable, net was primarily driven by an increase in net revenue largely due to our AI-optimized servers offerings. We maintain an allowance for expected credit losses to cover receivables that may be deemed uncollectible. The allowance for expected credit losses is an estimate based on an analysis of historical loss experience, current receivables aging, and management’s assessment of current conditions, as well as specific identifiable customer accounts considered at risk or uncollectible. As of both May 1, 2026 and January 30, 2026, the allowance for expected credit losses was $77 million. Based on our assessment, we believe that we are adequately reserved for expected credit losses.

Dell Financial Services and Financing Receivables

We offer or arrange a portfolio of payment and consumption solutions and services for our customers globally, including as-a-Service, subscription, utility, leases, and loans, designed to match customers' consumption and financing preferences. We believe these options provide operational and financial flexibility and strengthen our customer relationships. To support financing solutions and services as part of the portfolio, DFS originates, collects, and services customer receivables primarily related to the purchase of our product and services solutions. New financing originations were $2.8 billion and $1.6 billion for the first quarter of Fiscal 2027 and Fiscal 2026, respectively.

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

As of May 1, 2026 and January 30, 2026, our financing receivables, net were $14.0 billion and $14.3 billion, respectively. We maintain an allowance to cover expected financing receivables credit losses and evaluate credit loss expectations based on our total portfolio. The principal charge-off rate for our financing receivables portfolio was 0.3% for both the first quarter of Fiscal 2027 and Fiscal 2026. The credit quality of our financing receivables remains strong due to the mix of high-quality commercial accounts in our portfolio. We continue to monitor broader economic indicators and their potential impact on future credit loss performance. We have an extensive process to manage our exposure to customer credit risk that includes active management of credit lines and collection activities. We also sell select fixed-term financing receivables without recourse to unrelated third parties on a periodic basis, primarily to manage certain concentrations of customer credit exposure. Based on our assessment of the customer financing receivables, we believe that we are adequately reserved.

We retain a residual interest in equipment leased under our lease programs. As of May 1, 2026 and January 30, 2026, the residual interest recorded as part of financing receivables was $196 million and $198 million, respectively. The amount of the residual interest is established at the inception of the lease based upon estimates of the value of the equipment at the end of the lease term using historical studies, industry data, and future value-at-risk demand valuation methods. On a quarterly basis, we assess the carrying amount of our recorded residual values for expected losses. Generally, expected losses as a result of residual value risk on equipment under lease are not considered to be significant primarily because of the existence of a secondary market with respect to the equipment. Further, the lease agreement defines applicable return conditions and remedies for non-compliance to ensure that the leased equipment will be in good operating condition upon return. No expected losses were recorded related to residual assets during the first quarter of Fiscal 2027 and Fiscal 2026.

As of May 1, 2026 and January 30, 2026, equipment under operating leases, net was $2.7 billion and $2.5 billion, respectively. We assess the carrying amount of the equipment under operating leases for impairment whenever events or circumstances may indicate that an impairment has occurred. No material impairment losses were recorded related to such equipment during the first quarter of Fiscal 2027 and Fiscal 2026.

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

The following table presents our cash and cash equivalents as well as our available borrowings as of the dates indicated:

	May 1, 2026	January 30, 2026

	(in millions)
Cash and cash equivalents, and available borrowings:
Cash and cash equivalents	$11,578	$11,528
Remaining available borrowings under the revolving credit facility	5,884	5,886
Total cash and cash equivalents, and available borrowings	$17,462	$17,414

During the first quarter of Fiscal 2027, cash and cash equivalents increased by $0.1 billion primarily due to cash flows from operating activities, the effects of which were largely offset by the return of capital to our stockholders, capital expenditures, payments to settle employee tax withholdings on stock-based compensation, and our net debt repayments.

As of May 1, 2026, our revolving credit facility had a maximum capacity of $6.0 billion. Available borrowings under this facility are reduced by draws on the facility and outstanding letters of credit. As of May 1, 2026, there were no borrowings outstanding under the facility and remaining available borrowings totaled approximately $5.9 billion. The facility also acts as a backstop to provide liquidity support for our commercial paper program.

We maintain a commercial paper program under which we may issue unsecured notes in a maximum aggregate face amount of $5.0 billion outstanding at any time, with maturities of up to 397 days from the date of issue. As of May 1, 2026, we had no outstanding issuances under the program.

We may regularly use our available borrowings from the revolving credit facility and issuances under the commercial paper program, generally on a short-term basis, for general corporate purposes. See the following discussion for additional information about our debt.

Debt

The following table presents our outstanding debt as of the dates indicated:

	May 1, 2026	Change	January 30, 2026

	(in millions)
Core debt:
Senior Notes	$21,073	$(500)	$21,573
Legacy Notes	952	—	952
DFS allocated debt	(5,318)	189	(5,507)
Total core debt	16,707	(311)	17,018
DFS related debt:
DFS debt	9,278	139	9,139
DFS allocated debt	5,318	(189)	5,507
Total DFS related debt	14,596	(50)	14,646
Other:	110	11	99
Total debt, principal amount	31,413	(350)	31,763
Carrying value adjustments	(252)	8	(260)
Total debt, carrying value	$31,161	$(342)	$31,503

During the first quarter of Fiscal 2027, the outstanding principal amount of our total debt decreased $0.4 billion to $31.4 billion, driven primarily by net repayments of our Senior Notes.

We define core debt as the total principal amount of our debt, less DFS related debt and other debt. Our core debt was $16.7 billion and $17.0 billion as of May 1, 2026 and January 30, 2026, respectively. See Note 6 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information about our debt.

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

The following table presents DFS owned assets as of the dates indicated:

	May 1, 2026	January 30, 2026

	(in millions)
Financing receivables, net	$13,950	$14,280
Equipment under operating leases, net	2,731	2,459
DFS owned assets	$16,681	$16,739

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

Cash Flows

The following table presents a summary of our Condensed Consolidated Statements of Cash Flows for the periods indicated:

	Three Months Ended
	May 1, 2026	May 2, 2025

	(in millions)
Net change in cash from:
Operating activities	$4,081	$2,796
Investing activities	(1,067)	(88)
Financing activities	(2,954)	1,237
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(13)	89
Change in cash, cash equivalents, and restricted cash	$47	$4,034

Operating Activities — Cash provided by operating activities was $4.1 billion during the first quarter of Fiscal 2027 and was driven by net revenue growth and profitability, partially offset by working capital dynamics. Working capital was primarily affected by increased demand for our AI-optimized servers offerings. During the first quarter of Fiscal 2026, cash provided by operating activities was $2.8 billion and was driven by profitability and similar working capital dynamics as well as by other business impacts, including annual incentive-based personnel-related payments.

Investing Activities — Investing activities primarily consist of cash used to fund capital expenditures for property, plant, and equipment inclusive of equipment under operating leases and equipment used to support our as-a-Service offerings, which we refer to collectively as assets in a customer contract. Additional activities may include capitalized software development costs, the maturities, sales, and purchases of investments, and acquisitions and divestitures. Cash used in investing activities was $1.1 billion during the first quarter of Fiscal 2027 and primarily consisted of cash used for capital expenditures. Cash used in investing activities was $0.1 billion during the first quarter of Fiscal 2026 and consisted of cash used for capital expenditures, largely offset by cash proceeds from the sale of Secureworks.

Financing Activities — Financing activities primarily consist of the proceeds and repayments of debt and return of capital to our stockholders. Cash used in financing activities was $3.0 billion during the first quarter of Fiscal 2027 and primarily consisted of repurchases of common stock, inclusive of payments to settle employee tax withholdings on stock-based compensation, the payment of quarterly dividends, and our net debt repayments. Cash provided by financing activities was $1.2 billion during the first quarter of Fiscal 2026 and primarily consisted of net proceeds from the issuance of Senior Notes and DFS debt, partially offset by repurchases of common stock, inclusive of payments to settle employee tax withholdings on stock-based compensation, and the payment of quarterly dividends.

DFS Cash Flow Impacts — DFS offerings are initially funded through cash on hand at the time of origination, some of which is subsequently replaced with financing. For offerings that qualify as sales-type leases, the initial funding of financing receivables is reflected as an impact to cash flows from operations. For offerings that qualify as operating leases, the initial funding is classified as a capital expenditure and reflected as cash flows used in investing activities. DFS new financing originations were $2.8 billion during the first quarter of Fiscal 2027 and $1.6 billion during the first quarter of Fiscal 2026. As of May 1, 2026, we had $14.0 billion of total net financing receivables and $2.7 billion of equipment under operating leases, net.

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

Capital Commitments and Other Cash Requirements

Capital Expenditures — We spent $1.0 billion and $0.6 billion during the first quarter of Fiscal 2027 and Fiscal 2026, respectively, on property, plant, and equipment and capitalized software development costs. Of total expenditures incurred, funding of assets in a customer contract totaled $0.7 billion and $0.3 billion during the first quarter of Fiscal 2027 and Fiscal 2026, respectively. Product demand, product mix, the use of contract manufacturers, and ongoing investments in operating and information technology infrastructure influence the level and prioritization of our capital expenditures.

Repurchases of Common Stock — On September 23, 2021, our Board of Directors approved a stock repurchase program with no fixed expiration date under which we were authorized to repurchase a specified dollar value of Class C Common Stock, exclusive of any fees, commissions, or other expenses related to such repurchases. As of January 30, 2026, our Board of Directors authorized the repurchase of up to $20 billion of Class C Common Stock and on February 26, 2026 authorized an additional $10 billion of Class C Common Stock for repurchase. Following the February 26, 2026 approval, we had approximately $15.2 billion of authorized shares remaining under the program.

During the first quarter of Fiscal 2027, we repurchased approximately 11 million shares of Class C Common Stock for a total purchase price of approximately $1.6 billion. During the first quarter of Fiscal 2026, we repurchased approximately 22 million shares of Class C Common Stock for a total purchase price of approximately $2.0 billion.

Dividend Payments — During the first quarter of Fiscal 2027 and Fiscal 2026, we paid $0.5 billion and $0.4 billion in dividends and dividend equivalents, respectively, at a rate of $0.630 and $0.525 per share per fiscal quarter, respectively.

Purchase Obligations — Purchase obligations are contractual obligations that are enforceable and legally binding on us to purchase goods or services and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Purchase obligations include the non-cancelable portion or the minimum cancellation fee under the contract, and they are primarily related to commitments with suppliers, software maintenance, and support services.

Purchase obligations exclude contracts that may be canceled without penalty, open purchase orders that are entered into during the ordinary course of business, and certain portions of strategic supplier agreements. Open purchase orders typically represent flexible and mutually beneficial purchase arrangements with our suppliers which authorize us to make purchases based on our projected demand and manufacturing needs rather than through binding purchase obligations. Strategic supplier agreements are typically long-term in nature with fixed or minimum quantities to be purchased from our suppliers throughout the term of the contract in order to minimize inventory risk, particularly in a dynamic commodity supply environment. The portions of strategic supplier agreements for which certain commodities will be purchased at a price to be mutually agreed upon after the balance sheet date cannot be reasonably estimated and therefore are excluded from purchase obligations.

To meet growing demand, we have increased our purchases of certain components with suppliers, resulting in increased purchase obligations. We expect our purchases of those components will continue to increase, including committed purchases under long-term strategic supplier agreements at prices to be mutually agreed upon at a future date.

As of May 1, 2026, we had purchase obligations of $20.8 billion, of which $17.3 billion is payable within twelve months.

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

We monitor credit risk associated with our financial counterparties using various market credit risk indicators such as credit ratings issued by nationally recognized credit rating agencies and changes in market credit default swap levels. To date, the majority of revenue from our AI‑optimized solutions has involved purchases by a relatively small number of large customers and cloud service providers. Such purchases generally involve larger amounts of credit, and could impact our overall credit risk in trade and financing receivables. We perform periodic evaluations of our positions with counterparties and may limit exposure to any one counterparty in accordance with our policies. We monitor and manage our positions based on current and expected market developments.

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

The following table presents summarized results of operations information for the Obligor Group for the period indicated:

Three Months Ended
May 1, 2026
(in millions)
Net revenue	$1,778
Gross margin	925
Operating income	85
Interest and other, net	(942)
Loss before income taxes	$(857)
Net loss attributable to Obligor Group (a)	$(594)
____________________
(a)Includes net loss from intercompany transactions with Non-Obligor Subsidiaries of $1.0 billion, which primarily consists of interest expense, shared services, and the resale of solutions.

The following table presents summarized balance sheet information for the Obligor Group as of the dates indicated:

	May 1, 2026	January 30, 2026

	(in millions)
ASSETS
Current assets	$2,623	$2,470
Intercompany receivables	—	317
Short-term intercompany loan receivables	494	306
Total current assets	3,117	3,093
Goodwill and intangible assets	13,733	13,788
Other non-current assets	3,428	3,319
Total assets	$20,278	$20,200
LIABILITIES
Current liabilities	$5,321	$6,037
Intercompany payable	460	—
Total current liabilities	5,781	6,037
Long-term debt	20,043	20,035
Long-term intercompany loan payables	44,826	44,825
Other non-current liabilities	3,120	3,293
Total liabilities	$73,770	$74,190

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting us, see “Part II — Item 7A — Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended January 30, 2026. Our exposure to market risks has not changed materially from that set forth in such Annual Report on Form 10-K.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 1, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of May 1, 2026, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

There were no other changes in our internal control over financial reporting during the fiscal quarter ended May 1, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

The information required by this item is incorporated herein by reference to the information set forth under the caption “Legal Matters” in Note 10 of the Notes to the Condensed Consolidated Financial Statements included in Part I of this report.

ITEM 1A — RISK FACTORS

In addition to the risks and uncertainties set forth in this report, the risks discussed in “Part I — Item 1A — Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 30, 2026 could materially affect our business, operating results, financial condition, or prospects. The risks described in such Annual Report on Form 10-K and our subsequent SEC reports are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that also may materially adversely affect our business, operating results, financial condition, or prospects.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities

The following table presents information with respect to our purchases of Class C Common Stock during the first quarter of Fiscal 2027:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

	(in millions, except per share amounts)
Repurchases from January 31, 2026 to February 27, 2026	5.2	$119.98	5.2	$15,179
Repurchases from February 28, 2026 to March 27, 2026	3.1	$152.39	3.1	$14,708
Repurchases from March 28, 2026 to May 1, 2026	2.7	$193.07	2.7	$14,181
Total	11.0		11.0

This table excludes U.S. federal excise taxes and shares withheld from stock awards to settle employee withholding obligations related to the vesting of such awards.

On September 23, 2021, our Board of Directors approved our current stock repurchase program with no fixed expiration date under which we may repurchase a specified dollar value of Class C Common Stock, exclusive of any fees, commissions, or other expenses related to such repurchases. As of January 30, 2026, our Board of Directors authorized the repurchase of up to $20 billion of Class C Common Stock and, on February 26, 2026, authorized an additional $10 billion of Class C Common Stock for repurchase. Following the February 26, 2026 approval, we had approximately $15.2 billion of authorized shares remaining for repurchase under the program.

See Note 13 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information about the stock repurchase program.

ITEM 5 — OTHER INFORMATION

On March 10, 2026, Richard J. Rothberg, our General Counsel, adopted a written plan for the sale of up to 45,000 shares of the Company’s Class C Common Stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan will expire on June 30, 2026, or on any earlier date on which all of the shares have been sold.

On March 24, 2026, Lynn M. Vojvodich, one of the Company’s directors, adopted a written plan for the sale of up to 28,198 shares of the Company’s Class C Common Stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan will expire on March 5, 2027, or on any earlier date on which all of the shares have been sold.

ITEM 6 — EXHIBITS

Exhibit Number	Description
4.1†
Consent to the Extension of Registration Rights Under the Second Amended and Restated Registration Rights Agreement, dated March 17, 2026, among Dell Technologies Inc. and SL SPV-2 L.P., Silver Lake Partners IV, L.P., Silver Lake Technology Investors IV, L.P., Silver Lake Partners V DE (AIV), L.P., Silver Lake Technology Investors V, L.P.

10.1†*	Form of Special Incentive Program Cash Award Agreement under the Dell Technologies Inc. 2023 Stock Incentive Plan
10.2†*	Form of Growth Equity Program Performance-Based Restricted Stock Unit Agreement under the Dell Technologies Inc. 2023 Stock Incentive Plan
22.1†	List of Guarantor Subsidiaries and Issuers of Guaranteed Securities
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

Date: June 9, 2026