Form 10-Q
period 2026-07-31
Dell Technologies Inc.
filed 2026-09-08
CIK 1571996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2026
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-37867

Dell Technologies Inc.
(Exact name of registrant as specified in its charter)

Texas	80-0890963
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of September 1, 2026, there were 635,812,750 shares of the registrant’s common stock outstanding, consisting of 315,433,188 outstanding shares of Class C Common Stock, 276,744,341 outstanding shares of Class A Common Stock, and 43,635,221 outstanding shares of Class B Common Stock.

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

DELL TECHNOLOGIES INC.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS (UNAUDITED)

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(in millions; unaudited)

	July 31, 2026	January 30, 2026
ASSETS
Current assets:
Cash and cash equivalents	$11,569	$11,528
Accounts receivable, net of allowance of $56 and $77	22,918	17,585
Short-term financing receivables, net of allowance of $186 and $121	12,805	8,458
Inventories	21,290	10,437
Other current assets	11,965	9,594
Total current assets	80,547	57,602
Property, plant, and equipment, net	7,417	6,676
Long-term investments	2,679	1,730
Long-term financing receivables, net of allowance of $128 and $92	7,625	5,822
Goodwill	19,448	19,547
Intangible assets, net	4,347	4,533
Other non-current assets	5,330	5,376
Total assets	$127,393	$101,286
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$8,481	$7,990
Accounts payable	49,723	33,630
Accrued and other	10,738	8,315
Short-term deferred revenue	14,761	13,334
Total current liabilities	83,703	63,269
Long-term debt	25,985	23,513
Long-term deferred revenue	14,957	13,596
Other non-current liabilities	4,175	3,378
Total liabilities	$128,820	$103,756
Commitments and contingencies (Note 10)
Shareholders’ equity (deficit):
Common stock and capital in excess of $0.01 par value	$9,277	$9,457
Treasury stock at cost	(20,010)	(14,533)
Retained earnings	10,065	3,325
Accumulated other comprehensive loss	(759)	(719)
Total shareholders' equity (deficit)	(1,427)	(2,470)
Total liabilities and shareholders' equity	$127,393	$101,286

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	July 31, 2026	August 1, 2025	July 31, 2026	August 1, 2025
Net revenue:
Products	$41,112	$23,935	$79,217	$41,534
Services	5,859	5,841	11,596	11,620
Total net revenue	46,971	29,776	90,813	53,154
Cost of net revenue:
Products	33,990	21,044	66,842	36,160
Services	3,151	3,285	6,359	6,610
Total cost of net revenue	37,141	24,329	73,201	42,770
Gross margin	9,830	5,447	17,612	10,384
Operating expenses:
Selling, general, and administrative	3,336	2,889	6,479	5,853
Research and development	1,109	785	2,092	1,593
Total operating expenses	4,445	3,674	8,571	7,446
Operating income	5,385	1,773	9,041	2,938
Interest and other, net	(254)	(333)	38	(415)
Income before income taxes	5,131	1,440	9,079	2,523
Income tax expense	998	276	1,508	394
Net income	$4,133	$1,164	$7,571	$2,129

Earnings per share:
Basic	$6.41	$1.72	$11.70	$3.11
Diluted	$6.34	$1.70	$11.58	$3.07

Weighted-average shares outstanding:
Basic	645	678	647	685
Diluted	652	686	654	694

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions; unaudited)

	Three Months Ended		Six Months Ended
	July 31, 2026	August 1, 2025	July 31, 2026	August 1, 2025
Net income	$4,133	$1,164	$7,571	$2,129

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments and actuarial gains (losses)	(73)	58	(146)	309
Cash flow hedges:
Change in unrealized gains (losses)	78	(4)	153	(261)
Reclassification adjustment for net (gains) losses included in net income	(55)	162	(47)	173
Net change in cash flow hedges	23	158	106	(88)

Total other comprehensive income (loss), net of tax expense (benefit) of $5 and $13, respectively, and $11 and $(9), respectively	(50)	216	(40)	221
Comprehensive income, net of tax	$4,083	$1,380	$7,531	$2,350

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions; unaudited)

	Six Months Ended
	July 31, 2026	August 1, 2025
Cash flows from operating activities:
Net income	$7,571	$2,129
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,512	1,500
Stock-based compensation expense	373	369
Deferred income taxes	23	(127)
Other, net (a)	(454)	389
Changes in assets and liabilities:
Accounts receivable	(5,428)	(4,574)
Financing receivables	(6,404)	(569)
Inventories	(10,940)	(615)
Other assets and liabilities	761	612
Accounts payable	16,203	6,615
Deferred revenue	3,089	(390)
Change in cash from operating activities	6,306	5,339
Cash flows from investing activities:
Purchases of investments	(335)	(125)
Sales of equity and other investments	90	59
Capital expenditures and capitalized software development costs	(2,202)	(1,243)
Divestitures of businesses and assets, net	—	533
Other	43	33
Change in cash from investing activities	(2,404)	(743)
Cash flows from financing activities:
Repurchases of common stock	(5,424)	(2,920)
Repurchases of common stock for employee tax withholdings	(555)	(357)
Payments of dividends and dividend equivalents	(869)	(762)
Proceeds from debt	6,851	7,270
Repayments of debt	(3,805)	(3,424)
Debt-related costs and other, net	(34)	(35)
Change in cash from financing activities	(3,836)	(228)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(35)	104
Change in cash, cash equivalents, and restricted cash	31	4,472
Cash, cash equivalents, and restricted cash at beginning of the period	11,706	3,819
Cash, cash equivalents, and restricted cash at end of the period	$11,737	$8,291
____________________
(a)    During the six months ended July 31, 2026, other, net, includes $0.6 billion of gains recognized within the Company’s strategic investments portfolio.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(in millions, except per share amounts; unaudited; continued on next page)

	Common Stock and Capital in Excess of Par Value		Treasury Stock
Three Months Ended July 31, 2026	Issued Shares	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Dell Technologies Shareholders' Equity (Deficit)	Non-Controlling Interests	Total Shareholders' Equity (Deficit)
Balances as of May 1, 2026	852	$9,111	203	$(16,149)	$6,343	$(709)	$(1,404)	$—	$(1,404)
Net income	—	—	—	—	4,133	—	4,133	—	4,133
Dividends and dividend equivalents declared ($0.630 per common share)	—	—	—	—	(411)	—	(411)	—	(411)
Other comprehensive loss, net	—	—	—	—	—	(50)	(50)	—	(50)
Issuance of common stock, net of shares repurchased for employee tax withholding	—	(18)	—	—	—	—	(18)	—	(18)
Stock-based compensation expense	—	184	—	—	—	—	184	—	184
Treasury stock repurchases	—	—	9	(3,861)	—	—	(3,861)	—	(3,861)
Balances as of July 31, 2026	852	$9,277	212	$(20,010)	$10,065	$(759)	$(1,427)	$—	$(1,427)

	Common Stock and Capital in Excess of Par Value		Treasury Stock
Six Months Ended July 31, 2026	Issued Shares	Amount	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Dell Technologies Shareholders' Equity (Deficit)	Non-Controlling Interests	Total Shareholders' Equity (Deficit)
Balances as of January 30, 2026	844	$9,457	192	$(14,533)	$3,325	$(719)	$(2,470)	$—	$(2,470)
Net income	—	—	—	—	7,571	—	7,571	—	7,571
Dividends and dividend equivalents declared ($1.260 per common share)	—	—	—	—	(831)	—	(831)	—	(831)
Other comprehensive loss, net	—	—	—	—	—	(40)	(40)	—	(40)
Issuance of common stock, net of shares repurchased for employee tax withholding	8	(553)	—	—	—	—	(553)	—	(553)
Stock-based compensation expense	—	373	—	—	—	—	373	—	373
Treasury stock repurchases	—	—	20	(5,477)	—	—	(5,477)	—	(5,477)
Balances as of July 31, 2026	852	$9,277	212	$(20,010)	$10,065	$(759)	$(1,427)	$—	$(1,427)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DELL TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(continued; in millions, except per share amounts; unaudited)

	Common Stock and Capital in Excess of Par Value		Treasury Stock
Three Months Ended August 1, 2025	Issued Shares	Amount	Shares	Amount	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Dell Technologies Shareholders' Equity (Deficit)	Non-Controlling Interests	Total Shareholders' Equity (Deficit)
Balances as of May 2, 2025	843	$8,957	160	$(10,488)	$(567)	$(926)	$(3,024)	$—	$(3,024)
Net income	—	—	—	—	1,164	—	1,164	—	1,164
Dividends and dividend equivalents declared ($0.525 per common share)	—	—	—	—	(366)	—	(366)	—	(366)
Other comprehensive income, net	—	—	—	—	—	216	216	—	216
Issuance of common stock, net of shares repurchased for employee tax withholding	—	(4)	—	—	—	—	(4)	—	(4)
Stock-based compensation expense	—	179	—	—	—	—	179	—	179
Treasury stock repurchases	—	—	8	(931)	—	—	(931)	—	(931)
Balances as of August 1, 2025	843	$9,132	168	$(11,419)	$231	$(710)	$(2,766)	$—	$(2,766)

	Common Stock and Capital in Excess of Par Value		Treasury Stock
Six Months Ended August 1, 2025	Issued Shares	Amount	Shares	Amount	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Dell Technologies Shareholders' Equity (Deficit)	Non-Controlling Interests	Total Shareholders' Equity (Deficit)
Balances as of January 31, 2025	834	$9,119	138	$(8,502)	$(1,160)	$(939)	$(1,482)	$95	$(1,387)
Net income	—	—	—	—	2,129	—	2,129	—	2,129
Dividends and dividend equivalents declared ($1.050 per common share)	—	—	—	—	(738)	—	(738)	—	(738)
Other comprehensive income, net	—	—	—	—	—	221	221	—	221
Issuance of common stock, net of shares repurchased for employee tax withholding	9	(356)	—	—	—	—	(356)	—	(356)
Stock-based compensation expense	—	369	—	—	—	—	369	—	369
Treasury stock repurchases	—	—	30	(2,917)	—	—	(2,917)	—	(2,917)
Sale of SecureWorks Corp.	—	—	—	—	—	8	8	(95)	(87)
Balances as of August 1, 2025	843	$9,132	168	$(11,419)	$231	$(710)	$(2,766)	$—	$(2,766)
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

Dell Technologies Inc. was incorporated in Delaware in January 2013. Following approval by the Company’s shareholders at its 2026 annual meeting of shareholders, Dell Technologies Inc. changed its jurisdiction of incorporation from Delaware to Texas effective July 1, 2026 pursuant to a plan of conversion.

Dell Technologies is a leader in the global technology industry that designs, develops, manufactures, markets, sells, and supports a wide range of comprehensive and integrated solutions, products, and services. Dell Technologies offerings include servers, networking, storage, cloud solutions, desktops, notebooks, services, software, branded peripherals, and third-party software and peripherals.

Basis of Presentation — The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and accompanying Notes filed with the U.S. Securities and Exchange Commission (“SEC”) in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2026. These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company as of July 31, 2026 and January 30, 2026; the results of operations, corresponding comprehensive income, and changes in shareholders’ equity (deficit) for the three and six months ended July 31, 2026 and August 1, 2025; and cash flows for the six months ended July 31, 2026 and August 1, 2025.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and the accompanying Notes. Actual results could differ materially from those estimates. The results of operations, corresponding comprehensive income, and changes in shareholders’ equity (deficit) for the three and six months ended July 31, 2026 and August 1, 2025 and cash flows for the six months ended July 31, 2026 and August 1, 2025 are not necessarily indicative of the results to be expected for the full fiscal year or for any other fiscal period.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Related Party Transactions — The Company enters into purchase and sales transactions with other publicly-traded and privately-held companies, as well as not-for-profit organizations, that could be influenced by members of the Company’s board of directors, executive officers, or significant shareholders. The Company enters into these arrangements in the ordinary course of its business. Transactions with related parties were immaterial for the three and six months ended July 31, 2026 and August 1, 2025.

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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 2 — FAIR VALUE MEASUREMENTS

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

	July 31, 2026				January 30, 2026
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

	(in millions)
Assets:
Money market funds	$7,223	$—	$—	$7,223	$8,052	$—	$—	$8,052
Marketable equity and other securities	82	—	—	82	77	—	—	77
Derivative instruments	—	133	—	133	—	160	—	160
Total assets	$7,305	$133	$—	$7,438	$8,129	$160	$—	$8,289
Liabilities:
Derivative instruments	$—	$92	$—	$92	$—	$126	$—	$126
Total liabilities	$—	$92	$—	$92	$—	$126	$—	$126

The following section describes the valuation methodologies the Company uses to measure financial instruments at fair value.

Money Market Funds — The Company’s investment in money market funds that are classified as cash equivalents hold underlying investments with a weighted average maturity of 90 days or less and are recognized at fair value. The valuations of these securities are based on quoted prices for identical assets in active markets, when available, or pricing models whereby all significant inputs are observable, or can be derived from, or corroborated by, observable market data. The Company reviews security pricing and assesses money market fund liquidity on a quarterly basis. As of July 31, 2026, the Company’s portfolio had no exposure to money market funds with a fluctuating net asset value.

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

Carrying Value and Estimated Fair Value of Outstanding Debt — The following table presents the carrying value and estimated fair value of the Company’s outstanding debt as described in Note 6 of the Notes to the Condensed Consolidated Financial Statements, including the current portion, as of the dates indicated:

	July 31, 2026		January 30, 2026
	Carrying Value	Fair Value	Carrying Value	Fair Value

	(in billions)
Senior Notes	$23.9	$23.7	$21.4	$21.8
Legacy Notes	$0.9	$1.0	$0.9	$1.0
DFS Debt	$9.6	$9.4	$9.1	$8.9

The fair values of the outstanding debt shown in the table above were determined based on observable market prices in a less active market or based on valuation methodologies using observable inputs and were categorized as Level 2 in the fair value hierarchy.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 3 — INVESTMENTS

The Company has strategic investments in equity and other securities as well as immaterial investments in fixed income debt securities that are recorded as long-term investments in the Condensed Consolidated Statements of Financial Position. As of July 31, 2026 and January 30, 2026, total investments were $2.7 billion and $1.7 billion, respectively. The total gain on investments, net is recorded as interest and other, net in the Condensed Consolidated Statements of Income and was $0.7 billion for the six months ended July 31, 2026 and immaterial for all other presented periods.

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

The following table presents the carrying value of the Company's strategic investments in marketable and non-marketable equity and other securities as of the dates indicated:

	July 31, 2026	January 30, 2026

	(in millions)
Marketable	$82	$77
Non-marketable	2,584	1,640
Total equity and other securities	$2,666	$1,717

The following table presents unrealized gains and losses on marketable and non-marketable equity and other securities for the periods indicated:

	Three Months Ended		Six Months Ended
	July 31, 2026	August 1, 2025	July 31, 2026	August 1, 2025

	(in millions)
Marketable securities:
Net unrealized gains (losses)	$13	$—	$(11)	$(1)
Non-marketable securities:
Unrealized gains	—	—	681	22
Unrealized losses	(12)	(17)	(38)	(23)
Net unrealized gains (losses) (a)	(12)	(17)	643	(1)
Net unrealized gains (losses) on equity and other securities	$1	$(17)	$632	$(2)
____________________
(a)During the six months ended July 31, 2026, net unrealized gains on non-marketable securities were primarily attributable to an upward observable price adjustment of $0.6 billion related to a single investee.

As of July 31, 2026 and January 30, 2026, the cumulative unrealized gains on non-marketable securities were $1.8 billion and $1.1 billion, respectively. As of both July 31, 2026 and January 30, 2026, the cumulative unrealized losses, including impairments, on non-marketable securities were $0.3 billion.

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

To support financing solutions and services as part of the Dell Technologies portfolio, Dell Financial Services and its affiliates (“DFS”) originate, collect, and service customer financing arrangements primarily related to the purchase and use of Dell Technologies products and services. In some cases, the Company also offers financing for the purchase of third-party technology products that complement the portfolio of the Company’s products and services. New financing originations were $7.5 billion and $2.4 billion for the three months ended July 31, 2026 and August 1, 2025, respectively, and $10.3 billion and $4.0 billion for the six months ended July 31, 2026 and August 1, 2025, respectively.

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

Financing Receivables

The following table presents the components of the Company’s financing receivables as of the dates indicated:

	July 31, 2026	January 30, 2026

	(in millions)
Customer receivables, gross (a)	$20,542	$14,295
Allowance for losses	(314)	(213)
Customer receivables, net	20,228	14,082
Residual interest	202	198
Financing receivables, net	$20,430	$14,280
Short-term	$12,805	$8,458
Long-term	$7,625	$5,822
____________________
(a)Customer receivables, gross include amounts due from customers under fixed-term leases and loans and accrued interest.

The following table presents the changes in allowance for financing receivable losses for the periods indicated:

	Three Months Ended		Six Months Ended
	July 31, 2026	August 1, 2025	July 31, 2026	August 1, 2025

	(in millions)
Balances at beginning of period	$212	$144	$213	$153
Charge-offs, net of recoveries	(20)	(4)	(30)	(14)
Provision charged to income statement	122	11	131	12
Balances at end of period	$314	$151	$314	$151

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

Aging

The following table presents the aging of the Company’s customer financing receivables, gross, including accrued interest, as of the dates indicated:

	July 31, 2026	January 30, 2026

	(in millions)
Current 0 — 30 Days	$20,304	$13,985
Past Due 31 — 90 Days	132	195
Past Due > 90 Days	106	115
Total	$20,542	$14,295

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

Credit Quality

The following tables present customer receivables, gross, including accrued interest, by credit quality indicator, as of the dates indicated:

	July 31, 2026
	Fiscal Year of Origination
	2027	2026	2025	2024	2023	Years Prior	Total

	(in millions)
Higher	$2,586	$2,127	$1,314	$1,099	$327	$42	$7,495
Mid	4,246	3,440	669	204	57	7	8,623
Lower	3,048	906	245	136	74	15	4,424
Total	$9,880	$6,473	$2,228	$1,439	$458	$64	$20,542

	January 30, 2026
	Fiscal Year of Origination
	2026	2025	2024	2023	2022	Years Prior	Total

	(in millions)
Higher	$2,671	$1,683	$1,430	$564	$84	$14	$6,446
Mid	4,077	1,354	419	163	22	1	6,036
Lower	1,153	321	209	109	11	10	1,813
Total	$7,901	$3,358	$2,058	$836	$117	$25	$14,295

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

Leases

The following table presents amounts included in the Condensed Consolidated Statements of Income related to sales-type lease activity for the periods indicated:

	Three Months Ended		Six Months Ended
	July 31, 2026	August 1, 2025	July 31, 2026	August 1, 2025

	(in millions)
Interest income — products	$81	$92	$167	$185

Net revenue — products	$3,711	$181	$4,245	$300
Cost of net revenue — products	3,244	178	3,769	309
Gross margin — products	$467	$3	$476	$(9)

The following table presents the future maturity of the Company’s customer leases and associated financing payments, and reconciles the undiscounted cash flows to the customer receivables, gross recognized on the Condensed Consolidated Statements of Financial Position as of the date indicated:

July 31, 2026

(in millions)
Fiscal 2027 (remaining six months)	$4,262
Fiscal 2028	2,759
Fiscal 2029	2,072
Fiscal 2030	1,080
Fiscal 2031 and thereafter	500
Total undiscounted cash flows	10,673
Loans	11,278
Less: Unearned income	(1,409)
Total customer receivables, gross	$20,542

Operating Leases

The Company’s operating leases primarily consist of fixed-term leases and contractually committed embedded leases identified within flexible consumption arrangements.

The following table presents the components of the Company’s operating lease portfolio included in property, plant, and equipment, net as of the dates indicated:

	July 31, 2026	January 30, 2026

	(in millions)
Equipment under operating lease, gross	$5,392	$4,651
Accumulated depreciation	(2,210)	(2,192)
Equipment under operating lease, net	$3,182	$2,459

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents operating lease income related to lease payments and depreciation expense for the Company’s operating lease portfolio for the periods indicated:

	Three Months Ended		Six Months Ended
	July 31, 2026	August 1, 2025	July 31, 2026	August 1, 2025

	(in millions)
Income related to lease payments	$414	$390	$819	$748
Depreciation expense	$268	$256	$522	$500

The following table presents the future payments to be received by the Company in operating lease contracts as of the date indicated:

July 31, 2026

(in millions)
Fiscal 2027 (remaining six months)	$835
Fiscal 2028	1,401
Fiscal 2029	946
Fiscal 2030	364
Fiscal 2031 and thereafter	191
Total	$3,737

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

The following table presents DFS debt as of the dates indicated and excludes the allocated portion of the Company’s other borrowings, which represents the additional amount considered to fund the DFS business:

	July 31, 2026	January 30, 2026

	(in millions)
DFS U.S. debt:
Asset-based financing facility	$3,845	$3,146
Fixed-term securitization offerings	2,502	2,648
Total DFS U.S. debt, principal amount	6,347	5,794
DFS international debt:
Securitization facility	643	698
Other borrowings	899	851
Dell Bank senior unsecured eurobonds	1,729	1,796
Total DFS international debt, principal amount	3,271	3,345
Total DFS debt, principal amount	$9,618	$9,139
Short-term	$6,205	$5,719
Long-term	$3,413	$3,420

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
DFS U.S. Debt

Asset-Based Financing Facility — The Company maintains an asset-based financing facility in the United States, which is a revolving facility for fixed-term leases and loans. This debt is collateralized solely by the U.S. lease and loan payments and associated equipment in the facility. The asset-based financing facility consists of two tranches, with effective dates through July 7, 2027 and July 7, 2028, respectively. As of July 31, 2026, the total debt capacity related to the asset-based financing facility was $4.6 billion. The debt has a variable interest rate, and the duration of the debt is based on the terms of the underlying lease and loan payment streams. The Company enters into interest rate swap agreements to economically convert a portion of this debt from a floating rate to a fixed rate. See Note 7 of the Notes to the Condensed Consolidated Financial Statements for additional information about the Company’s interest rate swaps.

The asset-based financing facility contains standard structural features related to the performance of the funded receivables, which include defined credit losses, delinquencies, average credit scores, and minimum collection requirements. In the event one or more of these criteria are not met and the Company is unable to restructure the facility, no further funding of receivables will be permitted and the timing of the Company’s expected cash flows from over-collateralization will be delayed. As of July 31, 2026, these criteria were met.

Fixed-Term Securitization Offerings — The Company periodically issues asset-backed debt securities under fixed-term securitization programs to private investors. The asset-backed debt securities are collateralized solely by the U.S. fixed-term lease and loan payments and associated equipment, which are held by Special Purpose Entities (“SPEs”), as discussed below. The interest rate on these securities is fixed and ranges from 4.01% to 6.12% per annum as of July 31, 2026, and the duration of these securities is based on the terms of the underlying lease and loan payment streams.

DFS International Debt

Securitization Facility — The Company maintains a securitization facility in Europe for fixed-term leases and loans. The debt under this facility has a variable interest rate, and the duration of the debt is based on the terms of the underlying lease and loan payment streams. This facility is effective through December 22, 2026 and had a total debt capacity of $922 million as of July 31, 2026.

The securitization facility contains standard structural features related to the performance of the securitized receivables, which include defined credit losses, delinquencies, average credit scores, and minimum collection requirements. In the event one or more of these criteria are not met and the Company is unable to restructure the program, no further funding of receivables will be permitted and the timing of the Company’s expected cash flows from over-collateralization will be delayed. As of July 31, 2026, these criteria were met.

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

As of July 31, 2026,
•the Canadian facility had a total debt capacity of $250 million and is effective through January 15, 2028,
•the European facility had a total debt capacity of $461 million and is effective through December 14, 2026,
•the Middle East facility had a total debt capacity of $150 million and is effective through March 14, 2028, and
•the Australia and New Zealand facility had a total debt capacity of $299 million and is effective through April 17, 2027.

The Company also has two unsecured Singapore facilities, which had a total debt capacity of $257 million as of July 31, 2026 and are effective through July 3, 2027 and July 12, 2027, respectively.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Dell Bank Senior Unsecured Eurobonds — Dell Bank issued €500 million of 0.50% senior unsecured five-year eurobonds due October 2026 on October 27, 2021, €500 million of 4.50% senior unsecured five-year eurobonds due October 2027 on October 18, 2022, and €500 million of 3.63% senior unsecured five-year eurobonds due June 2029 on June 24, 2024. The issuances of the senior unsecured eurobonds support the expansion of the financing operations in Europe.

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

The following table presents the assets and liabilities held by the consolidated VIEs as of the dates indicated, which are included in the Condensed Consolidated Statements of Financial Position:

	July 31, 2026	January 30, 2026

	(in millions)
Assets held by consolidated VIEs:
Other current assets	$169	$176
Financing receivables, net of allowance:
Short-term	$3,315	$3,280
Long-term	$3,039	$2,704
Property, plant, and equipment, net	$1,287	$984
Liabilities held by consolidated VIEs:
Debt, net of unamortized debt issuance costs:
Short-term	$4,819	$4,548
Long-term	$2,160	$1,933

Lease and loan payments and associated equipment transferred via securitization through SPEs were $1.4 billion and $0.8 billion for the three months ended July 31, 2026 and August 1, 2025, respectively, and $2.7 billion and $2.0 billion for the six months ended July 31, 2026, and August 1, 2025, respectively.

Customer Receivables Sales

To manage certain concentrations of customer credit exposure, the Company may sell selected fixed-term customer receivables to unrelated third parties on a periodic basis, without recourse. The amounts of customer receivables sold for this purpose were immaterial for both the six months ended July 31, 2026 and August 1, 2025. The Company’s continuing involvement in these customer receivables is primarily limited to servicing arrangements.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 5 — LEASES

The Company enters into leasing transactions in which the Company is the lessee. These lease contracts are typically classified as operating leases. The Company’s lease contracts are generally for office space used to conduct its business, and the determination of whether such contracts contain leases generally does not require significant estimates or judgments. The Company also leases certain property, equipment, and warehouses. As of July 31, 2026, the remaining terms of the Company’s leases generally range from one month to approximately ten years. As of July 31, 2026 and January 30, 2026, there were no material finance leases in which the Company was a lessee.

The Company also enters into leasing transactions in which the Company is the lessor, primarily through customer financing arrangements offered under DFS. DFS originates leases that are primarily classified as either sales-type leases or operating leases. See Note 4 of the Notes to the Condensed Consolidated Financial Statements for more information about the Company’s lessor arrangements.

During the three and six months ended July 31, 2026 and August 1, 2025, total lease costs, inclusive of operating lease costs, variable costs, finance lease costs, and short-term lease costs, were immaterial.

The following table presents supplemental information related to operating leases included in the Condensed Consolidated Statements of Financial Position as of the dates indicated:

	Classification	July 31, 2026	January 30, 2026

		(in millions, except for term and discount rate)
Operating lease right-of-use assets	Other non-current assets	$729	$640

Current operating lease liabilities	Accrued and other current liabilities	$253	$246
Non-current operating lease liabilities	Other non-current liabilities	552	481
Total operating lease liabilities		$805	$727

Weighted-average remaining lease term (in years)		4.47	4.11
Weighted-average discount rate		5.22%	4.74%

During the six months ended July 31, 2026 and August 1, 2025, cash paid for amounts included in the measurement of lease liabilities and right-of-use assets obtained in exchange for new operating lease liabilities were immaterial.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents the future maturity of the Company’s operating lease liabilities under non-cancelable leases and reconciles the undiscounted cash flows for these leases to the lease liability recognized on the Condensed Consolidated Statements of Financial Position as of the date indicated:

July 31, 2026

(in millions)
Fiscal 2027 (remaining six months)	$128
Fiscal 2028	238
Fiscal 2029	188
Fiscal 2030	135
Fiscal 2031	91
Thereafter	124
Total lease payments	904
Less: Imputed interest	(99)
Total	$805
Current operating lease liabilities	$253
Non-current operating lease liabilities	$552

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 6 — DEBT

The following table summarizes the Company’s outstanding debt as of the dates indicated:

	July 31, 2026	January 30, 2026

	(in millions)
Senior Notes	$24,073	$21,573
Legacy Notes	952	952
DFS Debt (Note 4)	9,618	9,139
Other	104	99
Total debt, principal amount	34,747	31,763
Debt issuance costs and net unamortized discount	(281)	(260)
Total debt, carrying value	$34,466	$31,503
Short-term	$8,481	$7,990
Long-term	$25,985	$23,513

The Company completed the following transactions during the six months ended July 31, 2026:
•repayment of the remaining outstanding $0.5 billion principal amount of 6.02% Senior Notes due June 2026; and
•issuance of $1.0 billion principal amount of 4.75% Senior Notes due July 2031, $0.75 billion principal amount of 5.00% Senior Notes due February 2034, and $1.25 billion principal amount of 5.25% Senior Notes due February 2037, the net proceeds of which the Company intends to use for general corporate purposes, which may include the repayment of debt.

Outstanding Debt

Senior Notes — The Company completed offerings of multiple series of senior notes which were issued on June 1, 2016, March 20, 2019, April 9, 2020, December 13, 2021, January 24, 2023, March 18, 2024, October 8, 2024, April 1, 2025, October 6, 2025, and June 16, 2026 in aggregate principal amounts of $20.0 billion, $4.5 billion, $2.3 billion, $2.3 billion, $2.0 billion, $1.0 billion, $1.5 billion, $4.0 billion, $4.5 billion, and $3.0 billion, respectively (collectively, the “Senior Notes”). The Senior Notes have maturity dates ranging from 2026 through 2051. Interest rates on these borrowings are fixed, ranging from 3.38% to 8.35% per annum, and interest is payable semiannually.

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

Revolving Credit Facility — On June 10, 2026, the Company entered into a new senior unsecured revolving credit facility (the "revolving credit facility"). The revolving credit facility replaced the Company's prior revolving credit facility entered into in 2021, which was repaid and terminated in connection with the closing of the new facility. The revolving credit facility, which matures on June 10, 2031, provides the Company with revolving commitments in an aggregate principal amount of $6.0 billion for general corporate purposes. The facility also acts as a backstop to provide liquidity support for the Company’s commercial paper program.

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

As of July 31, 2026, the Company had no outstanding borrowings under the revolving credit facility.

Commercial Paper Program — The Company maintains a commercial paper program under which the Company may issue unsecured notes in a maximum aggregate face amount of $5.0 billion outstanding at any time, with maturities of up to 397 days from the date of issuance. The notes are sold on customary terms in the U.S. commercial paper market on a private placement basis. The proceeds of the notes are used for general corporate purposes. As of July 31, 2026, the Company had no outstanding issuances under the commercial paper program.

The Company may purchase, redeem, prepay, refinance, or otherwise retire any amount of outstanding indebtedness under the terms of such indebtedness at any time and from time to time, in open market or negotiated transactions with the holders of such indebtedness or otherwise, as considered appropriate in light of market conditions and other relevant factors.

Covenants — The credit agreement governing the revolving credit facility and the indentures governing the Senior Notes and the Legacy Notes impose various limitations, subject to exceptions, on creating certain liens and entering into sale and lease-back transactions. The foregoing credit agreement and indentures contain customary events of default, and the revolving credit facility is subject to an interest coverage ratio covenant that is tested at the end of each fiscal quarter with respect to the Company’s preceding four fiscal quarters. The Company was in compliance with this financial covenant as of July 31, 2026.

Aggregate Future Maturities

The following table presents the aggregate future maturities of the Company’s debt as of July 31, 2026, excluding associated carrying value adjustments, for the periods indicated:

July 31, 2026

(in millions)
Fiscal 2027 (remaining six months)	$5,351
Fiscal 2028	4,489
Fiscal 2029	3,651
Fiscal 2030	3,942
Fiscal 2031	1,773
Thereafter	15,541
Total maturities, principal amount	$34,747

Interest Expense

Total interest expense related to the Company’s outstanding debt was $0.4 billion for both the three months ended July 31, 2026 and August 1, 2025, and $0.8 billion for both the six months ended July 31, 2026 and August 1, 2025, and is recorded as interest and other, net in the Condensed Consolidated Statements of Income.

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

During the three and six months ended July 31, 2026 and August 1, 2025, the Company did not discontinue any cash flow hedges related to foreign exchange contracts that had a material impact on the Company’s results of operations due to the probability that the forecasted cash flows would not occur.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Derivative Instruments

The following table presents the notional amounts of outstanding derivative instruments as of the dates indicated:

	July 31, 2026	January 30, 2026

	(in millions)
Foreign exchange contracts:
Designated as cash flow hedging instruments	$9,146	$7,491
Non-designated as hedging instruments	6,191	5,887
Total	$15,337	$13,378
Interest rate contracts:
Non-designated as hedging instruments	$7,599	$7,048

The following table presents the effect of derivative instruments designated as cash flow hedging instruments on the Condensed Consolidated Statements of Financial Position and the Condensed Consolidated Statements of Income for the periods indicated:

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Recognized in Accumulated OCI, Net of Tax, on Derivatives	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income

	(in millions)		(in millions)
For the three months ended July 31, 2026
		Total net revenue	$57
Foreign exchange contracts	$78	Total cost of net revenue	(2)
Total	$78	Total	$55

For the three months ended August 1, 2025:
		Total net revenue	$(159)
Foreign exchange contracts	$(4)	Total cost of net revenue	(3)
Total	$(4)	Total	$(162)

For the six months ended July 31, 2026:
		Total net revenue	$53
Foreign exchange contracts	$153	Total cost of net revenue	(6)
Total	$153	Total	$47

For the six months ended August 1, 2025:
		Total net revenue	$(167)
Foreign exchange contracts	$(261)	Total cost of net revenue	(6)
Total	$(261)	Total	$(173)

Gains (losses) of derivative instruments not designated as hedging instruments were immaterial for the three and six months ended July 31, 2026 and August 1, 2025 and are recorded as interest and other, net in the Condensed Consolidated Statements of Income.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The Company presents its derivative instruments on a net basis in the Condensed Consolidated Statements of Financial Position due to the right of offset by its counterparties under master netting arrangements. The following tables present the fair value of those derivative instruments presented on a gross basis as of the dates indicated:

	July 31, 2026
	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value

	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange contracts in an asset position	$58	$—	$33	$—	$91
Foreign exchange contracts in a liability position	(13)	—	(37)	—	(50)
Net asset (liability)	45	—	(4)	—	41
Derivatives not designated as hedging instruments:
Foreign exchange contracts in an asset position	126	—	137	—	263
Foreign exchange contracts in a liability position	(81)	—	(212)	—	(293)
Interest rate contracts in an asset position	1	42	—	—	43
Interest rate contracts in a liability position	—	—	—	(13)	(13)
Net asset (liability)	46	42	(75)	(13)	—
Total derivatives at fair value	$91	$42	$(79)	$(13)	$41

	January 30, 2026
	Other Current Assets	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total Fair Value

	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange contracts in an asset position	$26	$—	$13	$—	$39
Foreign exchange contracts in a liability position	(54)	—	(59)	—	(113)
Net asset (liability)	(28)	—	(46)	—	(74)
Derivatives not designated as hedging instruments:
Foreign exchange contracts in an asset position	291	1	119	—	411
Foreign exchange contracts in a liability position	(146)	—	(169)	—	(315)
Interest rate contracts in an asset position	5	37	—	—	42
Interest rate contracts in a liability position	—	—	—	(30)	(30)
Net asset (liability)	150	38	(50)	(30)	108
Total derivatives at fair value	$122	$38	$(96)	$(30)	$34

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following tables present the gross amounts of the Company’s derivative instruments, amounts offset due to master netting agreements with the Company’s counterparties, and the net amounts recognized in the Condensed Consolidated Statements of Financial Position as of the dates indicated:

	July 31, 2026
	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/(Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount of Assets/ (Liabilities) Recognized in the Statement of Financial Position
				Financial Instruments	Cash Collateral Received or Pledged

	(in millions)
Financial assets	$397	$(264)	$133	$—	$(32)	$101
Financial liabilities	(356)	264	(92)	—	1	(91)
Total derivative instruments	$41	$—	$41	$—	$(31)	$10

	January 30, 2026
	Gross Amounts of Recognized Assets/(Liabilities)	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/(Liabilities) Presented in the Statement of Financial Position	Gross Amounts not Offset in the Statement of Financial Position		Net Amount of Assets/ (Liabilities) Recognized in the Statement of Financial Position
				Financial Instruments	Cash Collateral Received or Pledged

	(in millions)
Financial assets	$492	$(332)	$160	$—	$(46)	$114
Financial liabilities	(458)	332	(126)	—	1	(125)
Total derivative instruments	$34	$—	$34	$—	$(45)	$(11)

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 8 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Infrastructure Solutions Group (“ISG”) and Client Solutions Group (“CSG”) reporting units are consistent with the reportable segments identified in Note 14 of the Notes to the Condensed Consolidated Financial Statements.

The following table presents goodwill allocated to the Company’s reportable segments and changes in the carrying amount of goodwill as of the dates indicated:

	Infrastructure Solutions Group	Client Solutions Group	Total

	(in millions)
Balances as of January 30, 2026	$15,315	$4,232	$19,547
Impact of foreign currency translation and other	(99)	—	(99)
Balances as of July 31, 2026	$15,216	$4,232	$19,448

Intangible Assets

The following table presents the Company’s intangible assets as of the dates indicated:

	July 31, 2026			January 30, 2026
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

	(in millions)
Customer relationships	$16,644	$(15,450)	$1,194	$16,644	$(15,321)	$1,323
Developed technology	9,526	(9,431)	95	9,525	(9,376)	149
Trade names	875	(872)	3	875	(869)	6
Definite-lived intangible assets	27,045	(25,753)	1,292	27,044	(25,566)	1,478
Indefinite-lived trade names	3,055	—	3,055	3,055	—	3,055
Total intangible assets	$30,100	$(25,753)	$4,347	$30,099	$(25,566)	$4,533

Amortization expense related to definite-lived intangible assets was $0.1 billion for both the three months ended July 31, 2026 and August 1, 2025, and $0.2 billion for both the six months ended July 31, 2026 and August 1, 2025. There were no material impairment charges related to intangible assets during the three and six months ended July 31, 2026 and August 1, 2025.

The following table presents the estimated future annual pre-tax amortization expense of definite-lived intangible assets as of the date indicated:

July 31, 2026

(in millions)
Fiscal 2027 (remaining six months)	$188
Fiscal 2028	237
Fiscal 2029	197
Fiscal 2030	160
Fiscal 2031	131
Thereafter	379
Total	$1,292

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Goodwill and Indefinite-Lived Intangible Assets Impairment Testing

Goodwill and indefinite-lived intangible assets are tested for impairment annually during the third fiscal quarter and whenever events or circumstances may indicate that an impairment has occurred.

For the annual impairment review performed during the third quarter of Fiscal 2026, the Company assessed the goodwill in each of its reporting units and indefinite-lived intangible assets. The Company is permitted to conduct a qualitative assessment to determine whether it is necessary to perform a quantitative goodwill impairment test. The Company’s qualitative assessment included consideration of the relevant events and circumstances affecting the reporting unit, including macroeconomic, industry and market conditions, recent market transactions, overall financial performance, trends in the public company market valuation, changes in projected future cash flows, and the results of the most recent quantitative assessment, where applicable. Based on this assessment, the Company concluded that it was more likely than not that the estimated fair values of the reporting units and indefinite-lived intangible assets were higher than their respective carrying values. No goodwill or indefinite-lived assets impairment test was performed during the six months ended July 31, 2026.

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

The following table presents the changes in the Company’s deferred revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	July 31, 2026	August 1, 2025	July 31, 2026	August 1, 2025

	(in millions)
Deferred revenue at beginning of period	$27,452	$26,320	$26,930	$25,965
Revenue deferrals	7,272	4,972	12,812	10,427
Revenue recognized	(5,006)	(5,111)	(10,024)	(10,211)
Deferred revenue at end of period	$29,718	$26,181	$29,718	$26,181
Short-term	$14,761	$13,759	$14,761	$13,759
Long-term	$14,957	$12,422	$14,957	$12,422

Remaining Performance Obligations

Revenue allocated to remaining performance obligations, which includes deferred revenue and unbilled amounts not yet recorded in deferred revenue, was approximately $132 billion as of July 31, 2026. The Company expects to recognize approximately 77% of remaining performance obligations as revenue in the next twelve months, approximately 14% in the following twelve months, and the remainder thereafter.

The Company excludes from remaining performance obligations the revenue under cancelable contracts where there is no substantive termination penalty. Additionally, the Company applies the practical expedient to exclude the value of remaining performance obligations where revenue is recognized at the amount for which the Company has the right to invoice for services performed.

Remaining performance obligations estimates are subject to change and are affected by multiple factors, including terminations, changes in the scope or price of contracts, and adjustments for currency.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 10 — COMMITMENTS AND CONTINGENCIES

Purchase Obligations

The Company has contractual obligations that are enforceable and legally binding to purchase goods or services and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Purchase obligations include the non-cancelable portion or the minimum cancellation fee under the contract, and are primarily related to commitments with suppliers, software maintenance, and support services. As of July 31, 2026, such purchase obligations were $22.4 billion for the remainder of Fiscal 2027, $4.9 billion for Fiscal 2028, $6.1 billion for Fiscal 2029, $0.8 billion for Fiscal 2030, and $0.6 billion for Fiscal 2031 and thereafter.

Guarantees

The Company utilizes a limited number of contract manufacturers that assemble a portion of its products. The Company purchases components from suppliers and sells those components to such contract manufacturers. The Company reflects the sale of the components by recognizing non-trade receivables from the contract manufacturers and a reduction in inventory when title and risk of loss pass to the contract manufacturer. Cash flows related to these transactions are recorded within cash flows from operating activities. The Company does not reflect the sale of the components in revenue and does not recognize any profit on the component sales until the Company sells the related products to the customer after purchasing such products from the contract manufacturers. The agreements with the majority of the contract manufacturers permit the Company to offset its payables against the receivables, thereby mitigating the credit risk in whole or in part.

In the ordinary course of business, certain contract manufacturers may purchase components directly from a supplier, and the Company may issue financial guarantees to a supplier in connection with the purchases by such a contract manufacturer. In the event any such contract manufacturers fail to pay a supplier pursuant to the payment terms of the underlying agreements between the contract manufacturer and supplier, the Company in some circumstances would be obligated to make payments to such supplier under its financial guarantee and would have full recourse against such contract manufacturer for the amount of such payments.

As the Company largely offsets its corresponding payables against receivables with these contract manufacturers and is entitled to full recourse against the applicable contract manufacturers in the event the Company is obligated to make payments to a supplier under a financial guarantee, the Company’s payables and receivables in the Consolidated Statements of Financial Position are not materially impacted by the guarantees. As of July 31, 2026, the Company’s maximum potential future payments under the financial guarantees is $8.6 billion, which the Company would have recourse to recover in full from the applicable contract manufacturers. The Company believes the likelihood of having to perform under the guarantees is remote.

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Class Action Relating to Dell 401(k) Plan — On January 28, 2026, a complaint was filed in the U.S. District Court for the Western District of Texas in a putative class action captioned Lowbruck et al. v. Dell Technologies Inc., et al., against the Company, the Company’s Board of Directors, and the Dell Benefits Administration Committee alleging a breach of fiduciary duties under the Employee Retirement Income Security Act of 1974 (“ERISA”). In the complaint, the plaintiffs seek a judicial declaration that the defendants breached their fiduciary duties by failing to remove imprudent investments from the Dell 401(k) (“Plan”) in a reasonable time, engaging in transactions allegedly prohibited under ERISA, and failing to monitor the fiduciaries responsible for the Plan’s administration. The plaintiffs also seek, among other remedies, an award of damages, fees, and costs in an unspecified amount. The Company intends to vigorously defend this action.

In accordance with the relevant accounting guidance, the Company provides disclosures of matters where it is at least reasonably possible that the Company could experience a material loss exceeding the amounts already accrued for across all proceedings or matters. In addition, the Company also discloses matters based on its consideration of other matters and qualitative factors, including the experience of other companies in the industry, and investor, customer, and employee relations considerations. As of July 31, 2026, the Company does not believe there is a reasonable possibility that a material loss exceeding the amounts already accrued for across all proceedings or matters has been incurred. However, since the ultimate resolution of any such proceedings and matters is inherently unpredictable, the Company’s business, financial condition, results of operations, or cash flows could be materially affected in any particular period by unfavorable outcomes in one or more of these proceedings or matters. Whether the outcome of any claim, suit, assessment, investigation, or legal proceeding, individually or collectively, could have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows will depend on a number of factors, including the nature, timing, and amount of any associated expenses, amounts paid in settlement, damages, or other remedies or consequences.

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

Under the Separation and Distribution Agreement entered into with VMware, Inc. (currently operating under the name VMware LLC, and individually and together with its subsidiaries, “VMware”), Dell Technologies and VMware agreed to indemnify each other and their respective subsidiaries, directors, officers, employees, and any successors and assigns of the foregoing, from and against all liabilities relating to, arising out of or resulting from, among other matters, the liabilities allocated to each party as part of the separation of their respective businesses. The amounts that VMware and Dell Technologies may be obligated to pay each other could vary depending on the outcome of certain unresolved tax matters, which may not be resolved for several years. Net income tax indemnification receivables from VMware were immaterial as of July 31, 2026 and January 30, 2026.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 11 — INCOME AND OTHER TAXES

For the three months ended July 31, 2026, the Company’s effective income tax rate was 19.5% on pre-tax income of $5.1 billion compared to 19.2% on pre-tax income of $1.4 billion for the three months ended August 1, 2025. For the six months ended July 31, 2026, the Company’s effective income tax rate was 16.6% on pre-tax income of $9.1 billion compared to 15.6% on pre-tax income of $2.5 billion for the six months ended August 1, 2025. The differences between the estimated effective income tax rates and the U.S. federal statutory rate of 21% is primarily due to the taxation of foreign earnings at different rates, as well as to discrete tax items.

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

Judgment is required in evaluating the Company’s uncertain tax positions and determining the Company’s provision for income taxes. Net unrecognized tax benefits were $1.2 billion and $1.1 billion as of July 31, 2026 and January 30, 2026, respectively, and are included in other non-current liabilities in the Condensed Consolidated Statements of Financial Position. The Company believes that it has provided adequate reserves related to all income tax matters contained in tax periods open to examination, including the IRS audits described above. Although the Company believes it has made adequate provisions for the uncertainties with respect to these audits, should the Company experience unfavorable outcomes, such outcomes could have a material impact on its results of operations, financial position, and cash flows.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 12 — CAPITALIZATION

The following table presents the Company’s authorized, issued, and outstanding common stock as of the dates indicated:

	Authorized	Issued	Outstanding

	(in millions)
Common stock as of July 31, 2026:
Class A	600	277	277
Class B	200	44	44
Class C	7,900	531	319
Class D	100	—	—
	8,800	852	640

Common stock as of January 30, 2026:
Class A	600	277	277
Class B	200	52	52
Class C	7,900	515	323
Class D	100	—	—
	8,800	844	652

Preferred Stock

The Company is authorized to issue one million shares of preferred stock, par value $0.01 per share. As of July 31, 2026 and January 30, 2026, no shares of preferred stock were issued or outstanding.

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

Voting Rights — Each holder of record of (a) Class A Common Stock is entitled to ten votes per share of Class A Common Stock; (b) Class B Common Stock is entitled to ten votes per share of Class B Common Stock; (c) Class C Common Stock is entitled to one vote per share of Class C Common Stock; and (d) Class D Common Stock is not entitled to any vote on any matter except to the extent required by provisions of Texas law (in which case such holder is entitled to one vote per share of Class D Common Stock).

Conversion Rights — Under the Company’s certificate of formation, at any time and from time to time, any holder of Class A Common Stock or Class B Common Stock has the right to convert all or any of the shares of Class A Common Stock or Class B Common Stock, as applicable, held by such holder into shares of Class C Common Stock on a one-to-one basis.

During the six months ended July 31, 2026, the Company issued approximately 8 million shares of Class C Common Stock to shareholders upon the conversion of the same number of shares of Class B Common Stock in accordance with the Company’s certificate of formation.

During the fiscal year ended January 30, 2026, the Company issued approximately 10 million shares of Class C Common Stock to shareholders upon the conversion of an immaterial number of Class A Common Stock shares and 10 million shares of Class B Common Stock in accordance with the Company’s certificate of formation.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Dividends

On February 26, 2026, the Company announced that the Board of Directors approved a 20% increase in the quarterly dividend rate to $0.630 per share per fiscal quarter beginning in the first quarter of Fiscal 2027.

The Company paid the following dividends during the periods presented:

Three Months Ended	Declaration Date	Record Date	Payment Date	Dividend per Share	Amount (in millions)

Fiscal 2027:
May 1, 2026	March 2, 2026	April 21, 2026	May 1, 2026	$0.630	$410
July 31, 2026	June 16, 2026	July 21, 2026	July 31, 2026	$0.630	$404

Fiscal 2026:
May 2, 2025	February 27, 2025	April 22, 2025	May 2, 2025	$0.525	$360
August 1, 2025	June 17, 2025	July 22, 2025	August 1, 2025	$0.525	$355

During the three and six months ended July 31, 2026 and August 1, 2025, the Company also paid an immaterial amount of dividend equivalents on eligible vested equity awards which are not included above.

Repurchases of Common Stock

On September 23, 2021, the Company’s Board of Directors approved the Company’s current stock repurchase program with no fixed expiration date under which the Company may repurchase a specified dollar value of Class C Common Stock, exclusive of any fees, commissions, or other expenses related to such repurchases. As of January 30, 2026, the Company’s Board of Directors authorized the repurchase of up to $20.0 billion of Class C Common Stock and on February 26, 2026 authorized an additional $10.0 billion of Class C Common Stock for repurchase. Following the February 26, 2026 approval, the Company had approximately $15.2 billion of authorized shares remaining for repurchase under the program.

During the six months ended July 31, 2026 and August 1, 2025, the Company repurchased approximately 20 million and 30 million shares of Class C Common Stock for total purchase prices of approximately $5.4 billion and $2.9 billion, respectively. The foregoing amounts exclude U.S. federal excise taxes and shares withheld from equity awards to settle employee tax withholding obligations related to the vesting of such awards.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 13 — EARNINGS PER SHARE

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

The following table presents basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Six Months Ended
	July 31, 2026	August 1, 2025	July 31, 2026	August 1, 2025
Earnings per share:
Basic	$6.41	$1.72	$11.70	$3.11
Diluted	$6.34	$1.70	$11.58	$3.07

The following table presents the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Six Months Ended
	July 31, 2026	August 1, 2025	July 31, 2026	August 1, 2025

	(in millions)
Numerator:
Net income — basic and diluted	$4,133	$1,164	$7,571	$2,129

Denominator:
Weighted-average shares outstanding — basic	645	678	647	685
Dilutive effect of equity awards	7	8	7	9
Weighted-average shares outstanding — diluted	652	686	654	694
Weighted-average shares outstanding — antidilutive	—	—	—	2

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 14 — SEGMENT INFORMATION

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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents a reconciliation of net revenue by the Company’s reportable segments to the Company’s consolidated net revenue as well as a reconciliation of segment operating income to the Company’s consolidated operating income for the periods indicated:

	Three Months Ended		Six Months Ended
	July 31, 2026	August 1, 2025	July 31, 2026	August 1, 2025

	(in millions)
Consolidated net revenue:
Infrastructure Solutions Group	$31,782	$16,800	$60,791	$27,117
Client Solutions Group	15,034	12,503	29,643	25,012
Reportable segment net revenue	46,816	29,303	90,434	52,129
Corporate and other (a)	155	473	379	1,025
Total consolidated net revenue	$46,971	$29,776	$90,813	$53,154

Consolidated operating income:
Infrastructure Solutions Group	$4,781	$1,470	$7,836	$2,468
Client Solutions Group	1,142	803	2,312	1,456
Reportable segment operating income (b)	5,923	2,273	10,148	3,924
Corporate and other (a)	6	11	16	26
Amortization of intangibles (c)	(96)	(125)	(193)	(251)
Stock-based compensation expense (d)	(184)	(179)	(373)	(369)
Other corporate expenses (e)	(264)	(207)	(557)	(392)
Total consolidated operating income (f)	$5,385	$1,773	$9,041	$2,938
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

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents the significant expense categories by reportable segment for the periods indicated:

	Three Months Ended		Six Months Ended
	July 31, 2026	August 1, 2025	July 31, 2026	August 1, 2025

	(in millions)
Infrastructure Solutions Group:
Cost of net revenue	$24,269	$13,164	$47,744	$20,214
Selling, general, and administrative	$2,036	$1,604	$3,830	$3,299
Research and development	$696	$562	$1,381	$1,136

Client Solutions Group:
Cost of net revenue	$12,626	$10,582	$24,830	$21,320
Selling, general, and administrative	$1,050	$972	$2,093	$1,954
Research and development	$216	$146	$408	$282

The following table presents the disaggregation of net revenue by reportable segment and by major product categories within the segments for the periods indicated:

	Three Months Ended		Six Months Ended
	July 31, 2026	August 1, 2025	July 31, 2026	August 1, 2025

	(in millions)
Infrastructure Solutions Group:
AI-optimized servers	$16,401	$8,208	$32,533	$10,090
Traditional servers and networking	10,531	4,736	19,074	9,175
Storage	4,850	3,856	9,184	7,852
Total ISG net revenue	$31,782	$16,800	$60,791	$27,117
Client Solutions Group:
Commercial	$13,192	$10,781	$26,212	$21,827
Consumer	1,842	1,722	3,431	3,185
Total CSG net revenue	$15,034	$12,503	$29,643	$25,012

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 15 — SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION

The following table presents additional information on selected assets included in the Condensed Consolidated Statements of Financial Position as of the dates indicated:

	July 31, 2026	January 30, 2026

	(in millions)
Cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$11,569	$11,528
Restricted cash (a)	168	178
Total cash, cash equivalents, and restricted cash	$11,737	$11,706
Inventories:
Production materials	$15,894	$6,696
Work-in-process	4,174	2,772
Finished goods	1,222	969
Total inventories	$21,290	$10,437
Property, plant, and equipment, net:
Assets in a customer contract	$6,765	$5,777
Computer and other equipment	4,072	3,849
Land and buildings	3,182	3,134
Internal use software	2,150	2,083
Total property, plant, and equipment	16,169	14,843
Accumulated depreciation and amortization	(8,752)	(8,167)
Total property, plant, and equipment, net	$7,417	$6,676
____________________
(a)Restricted cash is primarily classified as other current assets in the Condensed Consolidated Statements of Financial Position and consists predominantly of cash required to be held in escrow pursuant to DFS securitization arrangements.

Warranty Liability

The following table presents changes in the Company’s liability for standard limited warranties for the periods indicated:

	Three Months Ended		Six Months Ended
	July 31, 2026	August 1, 2025	July 31, 2026	August 1, 2025

	(in millions)
Warranty liability at beginning of period	$1,035	$415	$450	$424
Costs accrued for new warranty contracts and changes in estimates for pre-existing warranties (a)	383	249	1,202	460
Service obligations honored	(211)	(225)	(445)	(445)
Warranty liability at end of period (b)	$1,207	$439	$1,207	$439
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

The following table presents the activity related to the Company’s severance liability for the periods indicated:

	Three Months Ended		Six Months Ended
	July 31, 2026	August 1, 2025	July 31, 2026	August 1, 2025

	(in millions)
Severance liability at beginning of period	$242	$151	$136	$238
Severance charges	261	204	488	334
Cash paid and other	(164)	(144)	(285)	(361)
Severance liability at end of period	$339	$211	$339	$211

The following table presents severance charges as included in the Condensed Consolidated Statements of Income for the periods indicated:

	Three Months Ended		Six Months Ended
	July 31, 2026	August 1, 2025	July 31, 2026	August 1, 2025

	(in millions)
Cost of net revenue	$25	$48	$106	$78
Selling, general, and administrative	87	128	193	195
Research and development	149	28	189	61
Total severance charges	$261	$204	$488	$334

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

As of July 31, 2026 and January 30, 2026, the Company had $3.1 billion and $2.0 billion, respectively, included within accounts payable on the Condensed Consolidated Statements of Financial Position representing invoices due to suppliers confirmed as valid under the SCF Program.

DELL TECHNOLOGIES INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
NOTE 16 — SUBSEQUENT EVENTS

There were no known events occurring after July 31, 2026 and up until the date of issuance of this report that would materially affect the information presented herein.

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

For further discussion regarding our current reportable segments, see “Results of Operations — Business Unit Results” and Note 14 of the Notes to the Condensed Consolidated Financial Statements included in this report.

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

Business Trends and Challenges

During the second quarter and first six months of Fiscal 2027, we executed our strategy and delivered exceptional operating results, generating significant net revenue and operating income growth. The following trends and conditions affected the environment in which we operated:

•Macroeconomic environment: We continued to experience substantial demand growth across our ISG offerings, resulting in ISG net revenue growth and a continued shift in the mix of the business towards our ISG offerings. Additionally, the demand environment was significant for our CSG offerings, resulting in CSG net revenue growth.

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

•Supply chain: We experienced an increase in input costs, driven by higher component costs. Strong and accelerating industry demand for AI‑optimized solutions, together with current limitations in capacity from memory manufacturers, has resulted in global supply constraints and substantial inflation in memory component costs.

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

We remain focused on executing our key strategic priorities, creating long-term value for our shareholders, and addressing our customers’ needs. We have the following expectations regarding our performance for the full fiscal year:

•Revenue: Overall, we expect IT environments to enable growth, productivity, and competitive advantage for our customers. As a result, we anticipate significant ISG and strong CSG net revenue growth. We expect ISG net revenue growth will be driven largely by increased demand for our servers and networking offerings and, to a lesser extent, our storage offerings.

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

We anticipate that ISG will continue to benefit from technology advancements and interest in AI as customers continue to adopt and integrate AI. The timing of customer purchases reflects the varying stages of adoption of AI by different customer segments and drives variability in our revenue. To meet the growing demand and increasing complexity of our AI-optimized servers offerings, we have increased our purchases of certain components with suppliers, which has resulted in increased inventory levels, higher purchase obligations, and new working capital dynamics. Additionally, frequent component part updates or transitions may create additional challenges in managing demand and supply levels.

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

Foreign Currency Exposure — We manage our business on a U.S. Dollar basis. However, we have a large global presence, generating approximately 40% of our net revenue from sales to customers outside of the United States during both the second quarter and first six months of Fiscal 2027 and 40% and 45% during the second quarter and first six months of Fiscal 2026, respectively. As a result, our operating results can be impacted by fluctuations in foreign currency exchange rates. We utilize a comprehensive hedging strategy intended to mitigate the impact of foreign currency volatility over time, and we adjust pricing when possible to further minimize foreign currency impacts.

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

Non-GAAP product gross margin, non-GAAP services gross margin, non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income, non-GAAP net income, and non-GAAP earnings per share - diluted, as defined by us, exclude amortization of intangible assets, stock-based compensation expense, other corporate expenses and, for non-GAAP net income and non-GAAP earnings per share - diluted, fair value adjustments on equity investments and an aggregate adjustment for income taxes. As the excluded items may have a material impact on our financial results, our management compensates for this limitation by relying primarily on our GAAP results and using non-GAAP financial measures supplementally or for projections when comparable GAAP financial measures are not available.

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

•Other Corporate Expenses — Other corporate expenses consist primarily of severance expenses, transaction-related impacts of the sales of businesses, payroll taxes associated with stock-based compensation, incentive charges related to equity investments, and transaction-related expenses. Severance costs are primarily related to severance and benefits for employees impacted by cost management initiatives. During the first six months of Fiscal 2027 and Fiscal 2026, we recognized $0.5 billion and $0.3 billion, respectively, of severance expense related to workforce reduction activities. During the first six months of Fiscal 2026, we recognized a $0.2 billion gain related to the sale of our subsidiary SecureWorks Corp. (“Secureworks”). Although we may incur these types of items in the future, we exclude other corporate expenses, as they can vary from period to period, are significantly impacted by the timing and nature of these events, and are not used by management in assessing operating performance of the business.

•Fair Value Adjustments on Equity Investments — Fair value adjustments on equity investments primarily consist of the gain (loss) on strategic investments, which includes recurring fair value adjustments of investments in publicly-traded companies, as well as those in privately-held companies, which are adjusted for observable price changes and any potential impairments. During the first six months of Fiscal 2027, we recognized a $0.6 billion gain from our strategic investment portfolio related to a single investee. See Note 3 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information on our strategic investment activity. We exclude fair value adjustments on equity investments given the volatility in ongoing adjustments to the valuation of these strategic investments and because such adjustments are unrelated to the operating performance of our business.

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

The following table presents a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP measure for the periods indicated:

	Three Months Ended			Six Months Ended
	July 31, 2026	% Change	August 1, 2025	July 31, 2026	% Change	August 1, 2025

	(in millions, except percentages)
Product gross margin	$7,122	146%	$2,891	$12,375	130%	$5,374
Non-GAAP adjustments:
Amortization of intangibles	31		39	57		80
Stock-based compensation expense	20		15	41		30
Other corporate expenses	3		7	12		16
Non-GAAP product gross margin	$7,176	143%	$2,952	$12,485	127%	$5,500

Services gross margin	$2,708	6%	$2,556	$5,237	5%	$5,010
Non-GAAP adjustments:
Stock-based compensation expense	23		22	46		46
Other corporate expenses	22		42	108		73
Non-GAAP services gross margin	$2,753	5%	$2,620	$5,391	5%	$5,129

	Three Months Ended			Six Months Ended
	July 31, 2026	% Change	August 1, 2025	July 31, 2026	% Change	August 1, 2025

	(in millions, except percentages and per share amounts)
Gross margin	$9,830	80%	$5,447	$17,612	70%	$10,384
Non-GAAP adjustments:
Amortization of intangibles	31		39	57		80
Stock-based compensation expense	43		37	87		76
Other corporate expenses	25		49	120		89
Non-GAAP gross margin	$9,929	78%	$5,572	$17,876	68%	$10,629

Operating expenses	$4,445	21%	$3,674	$8,571	15%	$7,446
Non-GAAP adjustments:
Amortization of intangibles	(65)		(86)	(136)		(171)
Stock-based compensation expense	(141)		(142)	(286)		(293)
Other corporate expenses	(239)		(158)	(437)		(303)
Non-GAAP operating expenses	$4,000	22%	$3,288	$7,712	15%	$6,679

Operating income	$5,385	204%	$1,773	$9,041	208%	$2,938
Non-GAAP adjustments:
Amortization of intangibles	96		125	193		251
Stock-based compensation expense	184		179	373		369
Other corporate expenses	264		207	557		392
Non-GAAP operating income	$5,929	160%	$2,284	$10,164	157%	$3,950

Net income	$4,133	255%	$1,164	$7,571	256%	$2,129
Non-GAAP adjustments:
Amortization of intangibles	96		125	193		251
Stock-based compensation expense	184		179	373		369
Other corporate expenses	260		200	548		142
Fair value adjustments on equity investments	(73)		(4)	(704)		(21)
Aggregate adjustment for income taxes	(9)		(73)	(200)		(193)
Non-GAAP net income	$4,591	189%	$1,591	$7,781	191%	$2,677

Earnings per share — diluted	$6.34	273%	$1.70	$11.58	277%	$3.07
Non-GAAP adjustments:
Amortization of intangibles	0.15		0.19	0.29		0.36
Stock-based compensation expense	0.28		0.26	0.57		0.53
Other corporate expenses	0.39		0.29	0.84		0.21
Fair value adjustments on equity investments	(0.11)		(0.01)	(1.08)		(0.03)
Aggregate adjustment for income taxes	(0.01)		(0.11)	(0.30)		(0.28)
Non-GAAP earnings per share — diluted	$7.04	203%	$2.32	$11.90	208%	$3.86

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

The following table presents a reconciliation of free cash flow and adjusted free cash flow to cash flow from operations for the periods indicated:

	Three Months Ended			Six Months Ended
	July 31, 2026	% Change	August 1, 2025	July 31, 2026	% Change	August 1, 2025

	(in millions, except percentages)
Cash flow from operations	$2,225	(13)%	$2,543	$6,306	18%	$5,339
Non-GAAP adjustments:
Capital expenditures and capitalized software development costs, net (a)	(1,239)		(675)	(2,202)		(1,243)
Free cash flow	$986	(47)%	$1,868	$4,104	—%	$4,096

Free cash flow	$986	(47)%	$1,868	$4,104	—%	$4,096
Non-GAAP adjustments:
Financing receivables (b)	6,667		592	6,404		569
Equipment under operating leases (c)	496		58	806		85
Adjusted free cash flow	$8,149	224%	$2,518	$11,314	138%	$4,750
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

	Three Months Ended					Six Months Ended
	July 31, 2026			August 1, 2025		July 31, 2026			August 1, 2025
	Dollars	% of Net Revenue (a)	% Change	Dollars	% of Net Revenue (a)	Dollars	% of Net Revenue (a)	% Change	Dollars	% of Net Revenue (a)

	(in millions, except percentages and per share amounts)
Net revenue:
Products	$41,112	87.5%	72%	$23,935	80.4%	$79,217	87.2%	91%	$41,534	78.1%
Services	5,859	12.5%	—%	5,841	19.6%	11,596	12.8%	—%	11,620	21.9%
Total net revenue	$46,971	100.0%	58%	$29,776	100.0%	$90,813	100.0%	71%	$53,154	100.0%
Gross margin:
Products	$7,122	17.3%	146%	$2,891	12.1%	$12,375	15.6%	130%	$5,374	12.9%
Services	2,708	46.2%	6%	2,556	43.8%	5,237	45.2%	5%	5,010	43.1%
Total gross margin	$9,830	20.9%	80%	$5,447	18.3%	$17,612	19.4%	70%	$10,384	19.5%
Operating expenses	$4,445	9.5%	21%	$3,674	12.3%	$8,571	9.4%	15%	$7,446	14.0%
Operating income	$5,385	11.5%	204%	$1,773	6.0%	$9,041	10.0%	208%	$2,938	5.5%
Net income	$4,133	8.8%	255%	$1,164	3.9%	$7,571	8.3%	256%	$2,129	4.0%
Earnings per share — diluted	$6.34		273%	$1.70		$11.58		277%	$3.07
Cash flow from operations	$2,225		(13)%	$2,543		$6,306		18%	$5,339

Non-GAAP Financial Information
	Three Months Ended					Six Months Ended
	July 31, 2026			August 1, 2025		July 31, 2026			August 1, 2025
	Dollars	% of Net Revenue (a)	% Change	Dollars	% of Net Revenue (a)	Dollars	% of Net Revenue (a)	% Change	Dollars	% of Net Revenue (a)

	(in millions, except percentages and per share amounts)
Non-GAAP gross margin:
Products	$7,176	17.5%	143%	$2,952	12.3%	$12,485	15.8%	127%	$5,500	13.2%
Services	2,753	47.0%	5%	2,620	44.9%	5,391	46.5%	5%	5,129	44.1%
Total non-GAAP gross margin	$9,929	21.1%	78%	$5,572	18.7%	$17,876	19.7%	68%	$10,629	20.0%
Non-GAAP operating expenses	$4,000	8.5%	22%	$3,288	11.0%	$7,712	8.5%	15%	$6,679	12.6%
Non-GAAP operating income	$5,929	12.6%	160%	$2,284	7.7%	$10,164	11.2%	157%	$3,950	7.4%
Non-GAAP net income	$4,591	9.8%	189%	$1,591	5.3%	$7,781	8.6%	191%	$2,677	5.0%
Non-GAAP earnings per share — diluted	$7.04		203%	$2.32		$11.90		208%	$3.86
Free cash flow	$986		(47)%	$1,868		$4,104		—%	$4,096
Adjusted free cash flow	$8,149		224%	$2,518		$11,314		138%	$4,750
____________________
(a)Totals of net revenue percentages may not foot due to rounding.

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

Overview

During the second quarter and first six months of Fiscal 2027, net revenue increased by 58% and 71%, respectively, driven by an increase in ISG net revenue and, to a lesser extent, CSG net revenue that was partially offset by a decrease in Corporate and other net revenue. The increase in ISG net revenue was driven by growth in our AI-optimized servers offerings and, to a lesser extent, our traditional servers and networking offerings and our storage offerings. The increase in CSG net revenue was primarily attributable to an increase in sales of our commercial offerings. Corporate and other net revenue declined primarily due to a decrease in VMware Resale revenue, as we no longer act as a distributor of standalone VMware offerings.

During the second quarter of Fiscal 2027, operating income and non-GAAP operating income increased by 204% to $5.4 billion and 160% to $5.9 billion, respectively. During the first six months of Fiscal 2027, operating income and non-GAAP operating income increased by 208% to $9.0 billion and 157% to $10.2 billion, respectively. The increases were attributable to an increase in ISG operating income and, to a lesser extent, CSG operating income. The increase in ISG operating income was driven by our servers and networking offerings and, to a lesser extent, our storage offerings. The increase in CSG operating income was driven primarily by our commercial offerings.

During the second quarter and first six months of Fiscal 2027, operating income as a percentage of net revenue increased 550 basis points to 11.5% and 450 basis points to 10.0%, respectively. During the second quarter and first six months of Fiscal 2027, non-GAAP operating income as a percentage of net revenue increased 490 basis points to 12.6% and 380 basis points to 11.2%, respectively. Operating income and non-GAAP operating income as a percentage of net revenue benefited from the favorable impact of a decline in operating expense rate as a result of substantial net revenue growth. During the second quarter of Fiscal 2027, operating income and non-GAAP operating income rate also benefited from an increase in gross margin rate driven by disciplined pricing.

Cash provided by operating activities was $6.3 billion during the first six months of Fiscal 2027 and was driven by net revenue growth, profitability, and working capital dynamics, partially offset by higher financing receivables, all of which factors were primarily affected by increased demand for our ISG offerings. During the first six months of Fiscal 2026, cash provided by operating activities was $5.3 billion and was driven by net revenue growth, profitability, and similar working capital dynamics. See “Liquidity, Cash Requirements, and Market Conditions” for additional information about our cash flow metrics.

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

Net Revenue

During the second quarter and first six months of Fiscal 2027, net revenue increased 58% and 71%, respectively, driven by an increase in ISG net revenue and, to a lesser extent, CSG net revenue that was partially offset by a decrease in Corporate and other net revenue. See “Business Unit Results” for further information.

•Product Net Revenue — Product net revenue includes revenue from the sale of hardware products and software licenses. During the second quarter and first six months of Fiscal 2027, product net revenue increased 72% and 91%, respectively, due to an increase in ISG product net revenue and, to a lesser extent, CSG product net revenue. The increase in ISG product net revenue was primarily driven by growth in our AI-optimized servers offerings and, to a lesser extent, our traditional servers and networking offerings and our storage offerings. The increase in CSG product net revenue was primarily attributable to growth in our commercial offerings.

•Services Net Revenue — Services net revenue includes revenue from our services offerings and support services related to hardware products and software licenses. During both the second quarter and first six months of Fiscal 2027, services net revenue remained flat as a decline in Corporate and other services net revenue was offset by an increase in ISG services net revenue.

A substantial portion of services net revenue is derived from offerings that have been deferred over a period of time. As a result, reported growth rates for services net revenue will be different than reported growth rates for product net revenue.

From a geographical perspective, net revenue increased in the Americas, the Europe, Middle East and Africa region (“EMEA”), and the Asia-Pacific and Japan region (“APJ”) during the second quarter and first six months of Fiscal 2027, most notably within the Americas.

Gross Margin

During the second quarter of Fiscal 2027, gross margin and non-GAAP gross margin increased 80% to $9.8 billion and 78% to $9.9 billion, respectively. During the first six months of Fiscal 2027, gross margin and non-GAAP gross margin increased 70% to $17.6 billion and 68% to $17.9 billion, respectively. The increases in gross margin and non-GAAP gross margin were primarily due to an increase in ISG gross margin and, to a lesser extent, CSG gross margin. The increase in ISG gross margin was driven by growth in our servers and networking offerings and, to a lesser extent, our storage offerings. The increase in CSG gross margin was primarily driven by growth in our commercial offerings.

During the second quarter of Fiscal 2027, gross margin percentage and non-GAAP gross margin percentage increased 260 basis points to 20.9% and 240 basis points to 21.1%, respectively, driven by disciplined pricing. During the first six months of Fiscal 2027, gross margin percentage and non-GAAP gross margin percentage decreased 10 basis points to 19.4% and 30 basis points to 19.7%, respectively, primarily due to a shift in mix towards our AI-optimized servers offerings, the effect of which was largely offset by disciplined pricing.

•Product Gross Margin — During the second quarter of Fiscal 2027, product gross margin and non-GAAP product gross margin increased 146% to $7.1 billion and 143% to $7.2 billion, respectively. During the first six months of Fiscal 2027, product gross margin and non-GAAP product gross margin increased 130% to $12.4 billion and 127% to $12.5 billion, respectively. The increases were attributable to an increase in ISG product gross margin and, to a lesser extent, CSG product gross margin. The increase in ISG product gross margin was driven by growth in our servers and networking offerings and, to a lesser extent, our storage offerings. The increase in CSG gross margin was primarily attributable to growth in our commercial offerings.

During the second quarter of Fiscal 2027, both product gross margin percentage and non-GAAP product gross margin percentage increased 520 basis points to 17.3% and 17.5%, respectively. During the first six months of Fiscal 2027, product gross margin percentage and non-GAAP product gross margin percentage increased 270 basis points to 15.6% and 260 basis points to 15.8%, respectively. The increases in product gross margin percentage and non-GAAP product gross margin percentage were primarily due to disciplined pricing. During the first six months of Fiscal 2027, the increases were partially offset by a shift in mix towards our AI-optimized servers offerings.

•Services Gross Margin — During the second quarter of Fiscal 2027, services gross margin and non-GAAP services gross margin increased 6% to $2.7 billion and 5% to $2.8 billion, respectively. During the first six months of Fiscal 2027, both services gross margin and non-GAAP services gross margin increased 5% to $5.2 billion and $5.4 billion, respectively. The increases were primarily attributable to an increase in ISG services gross margin.

During the second quarter of Fiscal 2027, services gross margin percentage and non-GAAP services gross margin percentage increased 240 basis points to 46.2% and 210 basis points to 47.0%, respectively. During the first six months of Fiscal 2027, services gross margin percentage and non-GAAP services gross margin percentage increased 210 basis points to 45.2% and 240 basis points to 46.5%, respectively, primarily driven by a shift in mix, as we no longer act as a distributor of standalone VMware offerings.

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

The terms and conditions of our vendor rebate programs are largely based on product volumes and are generally negotiated either at the beginning of the annual or quarterly period, depending on the program. The timing and amount of vendor rebates and other discounts we receive under the programs may vary from period to period, reflecting changes in the competitive environment. We monitor our component costs and seek to address the effects of any changes to terms that might arise under our vendor rebate programs. Our gross margins for the second quarter and first six months of Fiscal 2027 were not materially affected by any changes to the terms of our vendor rebate programs, as the amounts we received under these programs were generally stable relative to our total net cost. We are not aware of any significant changes to our vendor rebate programs that will materially impact our results in the near term.

Operating Expenses

The following table presents information regarding our operating expenses for the periods indicated:

	Three Months Ended					Six Months Ended
	July 31, 2026			August 1, 2025		July 31, 2026			August 1, 2025
	Dollars	% of Net Revenue (a)	% Change	Dollars	% of Net Revenue (a)	Dollars	% of Net Revenue (a)	% Change	Dollars	% of Net Revenue (a)

	(in millions, except percentages)
Operating expenses:
Selling, general, and administrative	$3,336	7.1%	15%	$2,889	9.7%	$6,479	7.1%	11%	$5,853	11.0%
Research and development	1,109	2.4%	41%	785	2.6%	2,092	2.3%	31%	1,593	3.0%
Total operating expenses	$4,445	9.5%	21%	$3,674	12.3%	$8,571	9.4%	15%	$7,446	14.0%

	Three Months Ended					Six Months Ended
	July 31, 2026			August 1, 2025		July 31, 2026			August 1, 2025
	Dollars	% of Net Revenue (a)	% Change	Dollars	% of Net Revenue (a)	Dollars	% of Net Revenue (a)	% Change	Dollars	% of Net Revenue (a)

	(in millions, except percentages)
Non-GAAP operating expenses	$4,000	8.5%	22%	$3,288	11.0%	$7,712	8.5%	15%	$6,679	12.6%
____________________
(a)Totals of net revenue percentages may not foot due to rounding.

During the second quarter and first six months of Fiscal 2027, total operating expenses increased 21% and 15%, respectively, due to an increase in research and development (“R&D”) expenses and selling, general, and administrative (“SG&A”) expenses.

•Selling, General, and Administrative — During the second quarter and first six months of Fiscal 2027, SG&A expenses increased 15% and 11%, respectively, principally due to an increase in employee compensation and benefits expense related primarily to an increase in variable compensation.

•Research and Development — During the second quarter and first six months of Fiscal 2027, R&D expenses increased 41% and 31%, respectively, principally due to an increase in employee compensation and benefits expense related primarily to an increase in variable compensation.

During the second quarter and first six months of Fiscal 2027, non-GAAP operating expenses increased 22% and 15%, respectively, principally due to an increase in employee compensation and benefits expense related primarily to an increase in variable compensation.

We continue to make strategic investments designed to enable growth and innovation, while balancing our efforts to drive cost efficiencies in the business. We also expect to continue making investments in support of our own digital transformation, which aims to streamline and optimize our business processes.

Operating Income

During the second quarter of Fiscal 2027, operating income and non-GAAP operating income increased by 204% to $5.4 billion and 160% to $5.9 billion, respectively. During the first six months of Fiscal 2027, operating income and non-GAAP operating income increased by 208% to $9.0 billion and 157% to $10.2 billion, respectively. The increases were attributable to an increase in ISG operating income and, to a lesser extent, CSG operating income. The increase in ISG operating income was driven by our servers and networking offerings and, to a lesser extent, our storage offerings. The increase in CSG operating income was driven primarily by our commercial offerings.

During the second quarter and first six months of Fiscal 2027, operating income as a percentage of net revenue increased 550 basis points to 11.5% and 450 basis points to 10.0%, respectively. During the second quarter and first six months of Fiscal 2027, non-GAAP operating income as a percentage of net revenue increased 490 basis points to 12.6% and 380 basis points to 11.2%, respectively. Operating income and non-GAAP operating income as a percentage of net revenue benefited from the favorable impact of a decline in operating expense rate as a result of substantial net revenue growth. During the second quarter of Fiscal 2027, operating income and non-GAAP operating income rate also benefited from an increase in gross margin rate driven by disciplined pricing.

Interest and Other, Net

During the second quarter and first six months of Fiscal 2027, interest and other, net decreased by 24% to $254 million of expense and 109% to $38 million of income, respectively. The favorable changes were primarily attributable to gains recognized within our strategic investments portfolio.

Income and Other Taxes

For the second quarter of Fiscal 2027 and Fiscal 2026, our effective income tax rates were 19.5% on pre-tax income of $5.1 billion and 19.2% on pre-tax income of $1.4 billion, respectively. For the first six months of Fiscal 2027 and Fiscal 2026, our effective income tax rates were 16.6% on pre-tax income of $9.1 billion and 15.6% on pre-tax income of $2.5 billion, respectively.

See Note 11 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information about our income and other taxes.

Net Income

During the second quarter of Fiscal 2027, net income and non-GAAP net income increased 255% to $4.1 billion and 189% to $4.6 billion, respectively. During the first six months of Fiscal 2027, net income and non-GAAP net income increased 256% to $7.6 billion and 191% to $7.8 billion, respectively. The increases in net income and non-GAAP net income for both periods were primarily due to an increase in operating income, partially offset by higher income tax expense.

Business Unit Results

Our reportable segments are based on the ISG and CSG business units. A description of our business units is provided under “Introduction.” See Note 14 of the Notes to the Condensed Consolidated Financial Statements included in this report for a reconciliation of net revenue and operating income by reportable segment to consolidated net revenue and consolidated operating income, respectively.

Infrastructure Solutions Group

The following table presents net revenue and operating income attributable to ISG for the periods indicated:

	Three Months Ended			Six Months Ended
	July 31, 2026	% Change	August 1, 2025	July 31, 2026	% Change	August 1, 2025

	(in millions, except percentages)
Net revenue:
AI-optimized servers	$16,401	100%	$8,208	$32,533	222%	$10,090
Traditional servers and networking	10,531	122%	4,736	19,074	108%	9,175
Servers and networking	26,932	108%	12,944	51,607	168%	19,265
Storage	4,850	26%	3,856	9,184	17%	7,852
Total ISG net revenue	$31,782	89%	$16,800	$60,791	124%	$27,117

Operating income:
ISG operating income	$4,781	225%	$1,470	$7,836	218%	$2,468
% of segment net revenue	15.0%		8.8%	12.9%		9.1%

Net Revenue — During the second quarter and first six months of Fiscal 2027, ISG net revenue increased 89% and 124%, respectively, driven by strength in our AI-optimized servers offerings and, to a lesser extent, our traditional servers and networking offerings and our storage offerings.

AI-optimized servers net revenue increased 100% and 222% during the second quarter and first six months of Fiscal 2027, respectively, primarily driven by an increase in units sold as a result of significant increased demand for our AI-optimized servers offerings, and, to a lesser extent, an increase in the average selling prices of these offerings. The increase in average selling prices was driven by richer configurations and, to a lesser extent, disciplined pricing.

Traditional servers and networking net revenue increased 122% and 108% during the second quarter and first six months of Fiscal 2027, respectively, primarily driven by an increase in the average selling price of these offerings, driven by disciplined pricing and, to a lesser extent, richer configurations.

During the second quarter and first six months of Fiscal 2027, storage net revenue increased 26% and 17%, respectively, primarily due to growth in demand for our Dell-IP storage offerings and disciplined pricing.

From a geographical perspective, ISG net revenue increased in the Americas, EMEA, and APJ during the second quarter and first six months of Fiscal 2027, most notably within the Americas.

Operating Income — During the second quarter of Fiscal 2027, ISG operating income as a percentage of net revenue increased 620 basis points to 15.0% due to a decline in operating expense rate and an increase in gross margin rate. Operating expense rate declined primarily due to substantial ISG net revenue growth. The increase in gross margin rate was primarily driven by disciplined pricing.

During the first six months of Fiscal 2027, ISG operating income as a percentage of net revenue increased 380 basis points to 12.9% due to a decline in operating expense rate that outpaced the decline in gross margin rate. Operating expense rate declined primarily due to substantial ISG net revenue growth. Gross margin rate decreased primarily as the result of a shift in mix towards our AI-optimized servers offerings.

Client Solutions Group

The following table presents net revenue and operating income attributable to CSG for the periods indicated:

	Three Months Ended			Six Months Ended
	July 31, 2026	% Change	August 1, 2025	July 31, 2026	% Change	August 1, 2025

	(in millions, except percentages)
Net revenue:
Commercial	$13,192	22%	$10,781	$26,212	20%	$21,827
Consumer	1,842	7%	1,722	3,431	8%	3,185
Total CSG net revenue	$15,034	20%	$12,503	$29,643	19%	$25,012

Operating income:
CSG operating income	$1,142	42%	$803	$2,312	59%	$1,456
% of segment net revenue	7.6%		6.4%	7.8%		5.8%

Net Revenue — During the second quarter and first six months of Fiscal 2027, CSG net revenue increased 20% and 19%, respectively, primarily driven by strength in our commercial offerings.

During the second quarter and first six months of Fiscal 2027, commercial net revenue increased 22% and 20%, respectively, primarily due to an increase in the average selling prices of our commercial offerings. During the second quarter of Fiscal 2027, the increase was partially offset by a decrease in units sold.

Consumer net revenue increased 7% and 8% during the second quarter and first six months of Fiscal 2027, respectively, due to an increase in the average selling prices of our consumer offerings, partially offset by a decline in units sold.

The increase in the average selling prices of our CSG offerings was primarily attributable to disciplined pricing.

From a geographical perspective, CSG net revenue increased in the Americas, EMEA, and APJ during the second quarter and first six months of Fiscal 2027, most notably in the Americas.

Operating Income — During the second quarter and first six months of Fiscal 2027, CSG operating income as a percentage of net revenue increased 120 basis points to 7.6% and 200 basis points to 7.8%, respectively, driven by an increase in gross margin rate and, to a lesser extent, a decline in operating expense rate. The increase in gross margin rate was primarily driven by disciplined pricing. The decline in operating expense rate was primarily due to CSG net revenue growth.

OTHER BALANCE SHEET ITEMS

Accounts Receivable

We sell products and services directly to customers and through a variety of sales channels, including retail distribution. Our accounts receivable, net was $22.9 billion and $17.6 billion as of July 31, 2026 and January 30, 2026, respectively. The increase in accounts receivable, net was primarily driven by an increase in net revenue largely due to our AI-optimized servers offerings. We maintain an allowance for expected credit losses to cover receivables that may be deemed uncollectible. The allowance for expected credit losses is an estimate based on an analysis of historical loss experience, current receivables aging, and management’s assessment of current conditions, as well as specific identifiable customer accounts considered at risk or uncollectible. As of July 31, 2026 and January 30, 2026, the allowance for expected credit losses was $56 million and $77 million, respectively. Based on our assessment, we believe that we are adequately reserved for expected credit losses.

Dell Financial Services and Financing Receivables

We offer or arrange a portfolio of payment and consumption solutions and services for our customers globally, including as-a-service, subscription, utility, leases, and loans, designed to match customers' consumption and financing preferences. We believe these options provide operational and financial flexibility and strengthen our customer relationships. To support financing solutions and services as part of the portfolio, DFS originates, collects, and services customer receivables primarily related to the purchase of our product and services solutions. New financing originations were $7.5 billion and $2.4 billion for the second quarter of Fiscal 2027 and Fiscal 2026, respectively, and $10.3 billion and $4.0 billion for the first six months of Fiscal 2027 and Fiscal 2026, respectively. The increase in our new financing originations was primarily attributable to increased demand for our ISG offerings.

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

As of July 31, 2026 and January 30, 2026, our financing receivables, net were $20.4 billion and $14.3 billion, respectively. The increase in financing receivables, net was primarily attributable to increased demand for our ISG offerings. We maintain an allowance to cover expected financing receivables credit losses and evaluate credit loss expectations based on our total portfolio. The principal charge-off rate for our financing receivables portfolio was 0.5% and 0.1% for the second quarter of Fiscal 2027 and Fiscal 2026, respectively, and 0.4% and 0.2% for the first six months of Fiscal 2027 and Fiscal 2026, respectively. The credit quality of our financing receivables remains strong due to the mix of high-quality commercial accounts in our portfolio. We continue to monitor broader economic indicators and their potential impact on future credit loss performance. We have an extensive process to manage our exposure to customer credit risk that includes active management of credit lines and collection activities. We also sell select fixed-term financing receivables without recourse to unrelated third parties on a periodic basis, primarily to manage certain concentrations of customer credit exposure. Based on our assessment of the customer financing receivables, we believe that we are adequately reserved.

We retain a residual interest in equipment leased under our lease programs. As of both July 31, 2026 and January 30, 2026, the residual interest recorded as part of financing receivables was $0.2 billion. The amount of the residual interest is established at the inception of the lease based upon estimates of the value of the equipment at the end of the lease term using historical studies, industry data, and future value-at-risk demand valuation methods. On a quarterly basis, we assess the carrying amount of our recorded residual values for expected losses. Generally, expected losses as a result of residual value risk on equipment under lease are not considered to be significant primarily because of the existence of a secondary market with respect to the equipment. Further, the lease agreement defines applicable return conditions and remedies for non-compliance to ensure that the leased equipment will be in good operating condition upon return. No expected losses were recorded related to residual assets during the second quarter and first six months of Fiscal 2027 and Fiscal 2026.

As of July 31, 2026 and January 30, 2026, equipment under operating leases, net was $3.2 billion and $2.5 billion, respectively. We assess the carrying amount of the equipment under operating leases for impairment whenever events or circumstances may indicate that an impairment has occurred. No material impairment losses were recorded related to such equipment during the second quarter and first six months of Fiscal 2027 and Fiscal 2026.

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

As part of our overall capital allocation strategy, we intend to continue returning capital to our shareholders through both share repurchase programs and dividend payments and to use the remaining available cash to drive growth and maintain our investment grade credit rating.

The following table presents our cash and cash equivalents as well as our available borrowings as of the dates indicated:

	July 31, 2026	January 30, 2026

	(in millions)
Cash and cash equivalents	$11,569	$11,528
Remaining available borrowings under the revolving credit facility	5,884	5,886
Total cash and cash equivalents, and available borrowings	$17,453	$17,414

During the first six months of Fiscal 2027, cash and cash equivalents was flat as the cash flows from operating activities and net proceeds from the issuance of debt were largely offset by the return of capital to our shareholders and capital expenditures.

As of July 31, 2026, our revolving credit facility had a maximum capacity of $6.0 billion. Available borrowings under this facility are reduced by draws on the facility and outstanding letters of credit. As of July 31, 2026, there were no outstanding borrowings pursuant to draws on the facility and remaining available borrowings totaled approximately $5.9 billion. The facility also acts as a backstop to provide liquidity support for our commercial paper program.

We maintain a commercial paper program under which we may issue unsecured notes in a maximum aggregate face amount of $5.0 billion outstanding at any time, with maturities of up to 397 days from the date of issue. As of July 31, 2026, we had no outstanding issuances under the program.

We may regularly use our available borrowings from the revolving credit facility and issuances under the commercial paper program, generally on a short-term basis, for general corporate purposes. See the following discussion for additional information about our debt.

Debt

The following table presents our outstanding debt as of the dates indicated:

	July 31, 2026	Change	January 30, 2026

	(in millions)
Core debt:
Senior Notes	$24,073	$2,500	$21,573
Legacy Notes	952	—	952
DFS allocated debt	(11,042)	(5,535)	(5,507)
Total core debt	13,983	(3,035)	17,018
DFS related debt:
DFS debt	9,618	479	9,139
DFS allocated debt	11,042	5,535	5,507
Total DFS related debt	20,660	6,014	14,646
Other	104	5	99
Total debt, principal amount	34,747	2,984	31,763
Carrying value adjustments	(281)	(21)	(260)
Total debt, carrying value	$34,466	$2,963	$31,503

During the first six months of Fiscal 2027, the outstanding principal amount of our total debt increased $3.0 billion to $34.7 billion, driven primarily by an increase in net debt from the issuance of Senior Notes.

We define core debt as the total principal amount of our debt, less DFS related debt and other debt. Our core debt was $14.0 billion and $17.0 billion as of July 31, 2026 and January 30, 2026, respectively. See Note 6 of the Notes to the Condensed Consolidated Financial Statements included in this report for additional information about our debt.

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

The following table presents DFS owned assets as of the dates indicated:

	July 31, 2026	January 30, 2026

	(in millions)
Financing receivables, net	$20,430	$14,280
Equipment under operating leases, net	3,182	2,459
DFS owned assets	$23,612	$16,739

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

Cash Flows

The following table presents a summary of our Condensed Consolidated Statements of Cash Flows for the periods indicated:

	Six Months Ended
	July 31, 2026	August 1, 2025

	(in millions)
Net change in cash from:
Operating activities	$6,306	$5,339
Investing activities	(2,404)	(743)
Financing activities	(3,836)	(228)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(35)	104
Change in cash, cash equivalents, and restricted cash	$31	$4,472

Operating Activities — Cash provided by operating activities was $6.3 billion during the first six months of Fiscal 2027 and was driven by net revenue growth, profitability, and working capital dynamics, partially offset by higher financing receivables, all of which factors were primarily affected by increased demand for our ISG offerings. During the first six months of Fiscal 2026, cash provided by operating activities was $5.3 billion and was driven by net revenue growth, profitability, and similar working capital dynamics.

Investing Activities — Investing activities primarily consist of cash used to fund capital expenditures for property, plant, and equipment inclusive of equipment under operating leases and equipment used to support our as-a-service offerings, which we refer to collectively as assets in a customer contract. Additional activities may include capitalized software development costs, the maturities, sales, and purchases of investments, and acquisitions and divestitures. Cash used in investing activities was $2.4 billion during the first six months of Fiscal 2027 and primarily consisted of cash used for capital expenditures. Cash used in investing activities was $0.7 billion during the first six months of Fiscal 2026 and consisted of cash used for capital expenditures, partially offset by cash proceeds from the sale of Secureworks.

Financing Activities — Financing activities primarily consist of the proceeds and repayments of debt and return of capital to our shareholders. Cash used by financing activities was $3.8 billion and $0.2 billion during the first six months of Fiscal 2027 and Fiscal 2026, respectively, and primarily consisted of repurchases of common stock, inclusive of payments to settle employee tax withholdings on stock-based compensation, and the payment of quarterly dividends, the effects of which were partially offset by net proceeds from the issuance of Senior Notes and DFS debt.

DFS Cash Flow Impacts — DFS offerings are initially funded through cash on hand at the time of origination, some of which is subsequently replaced with financing. For offerings that qualify as sales-type leases, the initial funding of financing receivables is reflected as an impact to cash flows from operations. For offerings that qualify as operating leases, the initial funding is classified as a capital expenditure and reflected as cash flows used in investing activities. DFS new financing originations were $10.3 billion and $4.0 billion during the first six months of Fiscal 2027 and Fiscal 2026, respectively. As of July 31, 2026, we had $20.4 billion of total net financing receivables and $3.2 billion of equipment under operating leases, net.

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

Capital Commitments and Other Cash Requirements

Capital Expenditures — We spent $2.2 billion and $1.2 billion during the first six months of Fiscal 2027 and Fiscal 2026, respectively, on property, plant, and equipment and capitalized software development costs. Of total expenditures incurred, funding of assets in a customer contract totaled $1.6 billion and $0.7 billion during the first six months of Fiscal 2027 and Fiscal 2026, respectively. Product demand, product mix, the use of contract manufacturers, and ongoing investments in operating and information technology infrastructure influence the level and prioritization of our capital expenditures.

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

During the first six months of Fiscal 2027, we repurchased approximately 20 million shares of Class C Common Stock for a total purchase price of approximately $5.4 billion. During the first six months of Fiscal 2026, we repurchased approximately 30 million shares of Class C Common Stock for a total purchase price of approximately $2.9 billion.

Dividend Payments — During the first six months of Fiscal 2027 and Fiscal 2026, we paid $0.9 billion and $0.8 billion in dividends and dividend equivalents, respectively, at a rate of $0.630 and $0.525 per share per fiscal quarter, respectively.

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

As of July 31, 2026, we had purchase obligations of $34.8 billion, of which $24.6 billion is payable within twelve months.

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

We monitor credit risk associated with our financial counterparties using various market credit risk indicators such as credit ratings issued by nationally recognized credit rating agencies and changes in market credit default swap levels. To date, the majority of revenue from our AI‑optimized servers offerings has involved purchases by a relatively small number of large customers and cloud service providers. Such purchases generally involve larger amounts of credit, and could impact our overall credit risk in trade and financing receivables. We perform periodic evaluations of our positions with counterparties and may limit exposure to any one counterparty in accordance with our policies. We monitor and manage our positions based on current and expected market developments.

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

The following table presents summarized results of operations information for the Obligor Group for the period indicated:

Six Months Ended
July 31, 2026
(in millions)
Net revenue	$3,952
Gross margin	2,431
Operating income	624
Interest and other, net	(1,886)
Loss before income taxes	$(1,262)
Net loss attributable to Obligor Group (a)	$(863)
____________________
(a)Includes net loss from intercompany transactions with Non-Obligor Subsidiaries of $1.6 billion, which primarily consists of interest expense, shared services, and the resale of solutions.

The following table presents summarized balance sheet information for the Obligor Group as of the dates indicated:

	July 31, 2026	January 30, 2026

	(in millions)
ASSETS
Current assets	$3,132	$2,470
Intercompany receivables	—	317
Short-term intercompany loan receivables	784	306
Total current assets	3,916	3,093
Goodwill and intangible assets	13,696	13,788
Other non-current assets	3,669	3,319
Total assets	$21,281	$20,200
LIABILITIES
Current liabilities	$6,375	$6,037
Intercompany payable	454	—
Total current liabilities	6,829	6,037
Long-term debt	22,511	20,035
Long-term intercompany loan payables	44,826	44,825
Other non-current liabilities	3,021	3,293
Total liabilities	$77,187	$74,190

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

In connection with the preparation of this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of July 31, 2026, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

We are in the process of an ongoing business modernization initiative to advance our capabilities, leverage new technology, and optimize business processes to change the way we work and make decisions, improve business outcomes, and reduce costs. As part of this enterprise-wide initiative, we are modernizing accounting and finance systems. During the fiscal quarter ended July 31, 2026, we implemented certain functions of a new enterprise resource planning system, and we plan to migrate additional business processes in the future. We have modified and will continue to modify the design and implementation of certain internal control processes to accommodate changes to our business processes and finance procedures, as our business modernization initiative continues.

There were no other changes in our internal control over financial reporting during the fiscal quarter ended July 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities

The following table presents information with respect to our purchases of Class C Common Stock during the second quarter of Fiscal 2027:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

	(in millions, except per share amounts)
Repurchases from May 2, 2026 to May 29, 2026	0.5	$224.40	0.5	$14,059
Repurchases from May 30, 2026 to June 26, 2026	4.1	$408.36	4.1	$12,404
Repurchases from June 27, 2026 to July 31, 2026	4.9	$413.67	4.9	$10,371
Total	9.5		9.5

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

Sales of Unregistered Securities

During July 2026, the Company issued 716,173 shares of Class C Common Stock to shareholders upon the conversion of the same number of shares of our Class B Common Stock held by and at the election of such shareholders in accordance with our certificate of formation. The issuance of the Class C Common Stock in this transaction was made in reliance on the exemption from registration under the Securities Act afforded by Section 3(a)(9) thereof. No commission or other remuneration was paid or given directly or indirectly for soliciting the exchange of these securities.

ITEM 5 — OTHER INFORMATION

On June 11, 2026, Richard J. Rothberg, the Company’s General Counsel, terminated a trading arrangement that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The arrangement, originally adopted on March 10, 2026, was scheduled to remain in effect through June 30, 2026, and provided for the sale of up to 45,000 shares of the Company's Class C Common stock. No shares of Class C Common Stock were sold pursuant to the arrangement prior to its termination.

ITEM 6 — EXHIBITS

Exhibit Number	Description
2.1	Plan of Conversion (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 1, 2026) (Commission File No. 001-37867)
3.1
Certificate of Formation of Dell Technologies Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 1, 2026) (Commission File No. 001-37867)

3.2†	Amended and Restated Bylaws of Dell Technologies Inc.
4.1†
Consent to the Extension of Registration Rights Under the Second Amended and Restated Registration Rights Agreement, dated June 10, 2026, among Dell Technologies Inc. and SL SPV-2 L.P., Silver Lake Partners IV, L.P., Silver Lake Technology Investors IV, L.P., Silver Lake Partners V DE (AIV), L.P., Silver Lake Technology Investors V, L.P.

4.2
2031 Notes Supplemental Indenture No. 1, dated as of June 16, 2026, among Dell International L.L.C., EMC Corporation, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 16, 2026) (Commission File No. 001-37867)

4.3
2034 Notes Supplemental Indenture No. 1, dated as of June 16, 2026, among Dell International L.L.C., EMC Corporation, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 16, 2026) (Commission File No. 001-37867)

4.4
2037 Notes Supplemental Indenture No. 1, dated as of June 16, 2026, among Dell International L.L.C., EMC Corporation, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on June 16, 2026) (Commission File No. 001-37867)

4.5	Form of Global Note for 4.750% Senior Notes due 2031 (included in Exhibit 4.2)
4.6	Form of Global Note for 5.000% Senior Notes due 2034 (included in Exhibit 4.3)
4.7	Form of Global Note for 5.250% Senior Notes due 2037 (included in Exhibit 4.4)
10.1
Credit Agreement, dated as of June 10, 2026, among Dell Technologies Inc., Denali Intermediate Inc., Dell Inc., Dell International L.L.C., as a borrower, EMC Corporation, as a borrower and JPMorgan Chase Bank, N.A., as administrative agent, and each of the lenders and other parties from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 10, 2026) (Commission File No. 001-37867)

10.2†
Amended and Restated MD Shareholders Agreement, dated as of July 2, 2026, by and among Dell Technologies Inc., Denali Intermediate Inc., Dell Inc., Dell International L.L.C., EMC Corporation, Michael S. Dell and the Susan Lieberman Dell Separate Property Trust

10.3†
Amended and Restated SLP Shareholders Agreement, dated as of July 2, 2026, by and among Dell Technologies Inc., Denali Intermediate Inc., Dell Inc., Dell International L.L.C., EMC Corporation, SL SPV-2, L.P., Silver Lake Partners IV, L.P., Silver Lake Technology Investors IV, L.P., Silver Lake Partners V DE (AIV), L.P., Silver Lake Technology Investors V, L.P. and the other shareholders named therein

10.4†*	Form of Indemnification Agreement between Dell Technologies Inc. and certain members of its Board of Directors
10.5†*	Form of Indemnification Agreement between Dell Technologies Inc. and certain of its executive officers
22.1†	List of Guarantor Subsidiaries and Issuers of Guaranteed Securities
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

Date: September 8, 2026